Form 10-K
period 1994-01-01
SNAP ON TOOLS CORP
filed 1994-03-18
CIK 91440

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

        X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       ---
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended January 1, 1994
                          Commission File Number 1-7724

                            SNAP-ON TOOLS CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

    DELAWARE                                               39-0622040
- ---------------                                         ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

2801 - 80th Street, Kenosha, Wisconsin                      53141-1410
- --------------------------------------                   -----------------
(Address of principal executive offices)                     (ZIP Code)
Registrant's telephone number,
 including Area Code - (414) 656-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                        Name of Exchange on which registered
- ---------------------                      ------------------------------------
Common stock, $1 par value                         New York Stock Exchange
Preferred stock purchase rights                    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                           -----      -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K -----.

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 22, 1994, with a closing price per share on that date of $43.875.

              Common Stock, Par Value $1 Per Share, $1,865,592,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 22, 1994.

             Common Stock, Par Value $1 Per Share, 42,652,946 Shares

                  Shares Preferred Stock Purchase Rights, None.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's Annual Report to Shareholders for the fiscal year ended January 1, 1994, are incorporated by reference into Parts I, II, and IV of this report.

Portions of the Corporation's Proxy Statement, dated March 18, 1994, prepared for the Annual Meeting of Shareholders scheduled for April 22, 1994, are incorporated by reference into Part III of this report.

Exhibit Index Page 22                                       Page 1 of 94 Pages

                            SNAP-ON TOOLS CORPORATION
                                 1993 FORM 10-K


                              TABLE OF CONTENTS                       PAGE
                              -----------------                       ----

                                     PART I
Item  1.    Business                                                      3
Item  2.    Description of Properties                                    11
Item  3.    Legal Proceedings                                            13
Item  4.    Submission of Matters to a Vote of Security Holders          13

                                     PART II
Item  5.    Market for Registrant's Common Equity and Related
             Stockholder Matters                                         13
Item  6.    Selected Financial Data                                      14
Item  7.    Management Discussion and Analysis of Financial Condition
             and Results of Operations                                   14
Item  8.    Financial Statements and Supplementary Data                  14
Item  9.    Disagreements on Accounting and Financial Disclosure         14

                                    PART III

Item  10.   Directors and Officers of Registrant                         14
Item  11.   Executive Compensation                                       14
Item  12.   Security Ownership of Certain Beneficial Owners and
             Management                                                  14
Item  13.   Certain Relationships and Related Transactions               14

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K                                                      14

Auditor's Reports                                                        16

Signature Pages                                                          17

Financial Schedules                                                      20

PART I

ITEM 1: BUSINESS OVERVIEW

Snap-on Tools Corporation (the "Corporation") was incorporated under the laws of the State of Wisconsin in 1920 and reincorporated under the laws of the state of Delaware in 1930. Its corporate headquarters is located in Kenosha, Wisconsin.

The Corporation, which is in a single line of business, is a leading manufacturer and distributor of high-quality hand tools, power tools, tool storage products, and diagnostics and shop equipment, primarily for use by professional mechanics and technicians. In addition to individual automotive service technicians, shop owners and other professional tool users, the Corporation's products are marketed to industrial and government entities.

The Corporation is a multinational corporation with operations in the United States, Australia, Belgium, Brazil, Canada, France, Germany, Japan, Mexico, Puerto Rico, the Netherlands, New Zealand, Taiwan, and the United Kingdom.

In 1993, shareholders approved a holding company structure for the Corporation, allowing the Corporation to realign its operating business units with the various needs of the customers it serves and the channels of distribution available in the market for tools, equipment and related services. Subsequently, the Corporation established four principal operating units:

- - The SNAP-ON TOOLS business unit focuses on the Corporation's worldwide dealer direct sales programs to automotive and transportation technicians. Subsidiaries in several countries manage dealer operations outside the United States;

- - The SNAP-ON DIAGNOSTICS business unit focuses on the development and sale of diagnostics and shop equipment, primarily to automotive shop owners. Subsidiaries associated with Snap-on Diagnostics include: Sun Electric Corporation ("Sun"), a leading manufacturer and distributor of high-end diagnostics, test and service shop equipment with subsidiaries in Australia, Austria, Belgium, Brazil, Canada, Germany, Mexico, the Netherlands, the United Kingdom, and the United States; and Balco, Inc., a developer of engine diagnostic and wheel balancing equipment, with subsidiaries in Switzerland and Ireland. Systems Control, Inc., a subsidiary of Sun, provides automotive emissions testing under contract to government entities;

- - The SNAP-ON INDUSTRIAL business unit focuses on the sale of industrial tools and equipment through a direct sales force as well as through industrial distributors and other channels. Subsidiaries associated with the Snap-on Industrial business unit include: J.H. Williams Company ("Williams"), a manufacturer of industrial-quality hand tools sold through industrial distributors and directly to the U.S. government and original equipment manufacturers; and A.T.I. Tools, Inc., a producer of tools and equipment for aerospace and industrial applications;

- - SNAP-ON FINANCIAL SERVICES, INC. holds most of the Corporation's credit assets and, through its Snap-on Credit Corporation subsidiary, manages certain credit services for the Corporation. Credit programs support the sale of the Corporation's products and services, especially higher-value products such as diagnostics and other shop equipment, when traditional lending sources are not readily available to customers.


For further information on the Corporation's international and domestic operations, see Note 14 on Page 33 of the Corporation's 1993 Annual Report, incorporated herein by reference.


The Corporation believes it originated the mobile dealer van method of marketing hand tools and equipment to automotive technicians. In recent years, it has expanded its product line and marketing and sales programs to address additional customer needs in the market for professional tools and equipment and to expand in international markets. Included in the Corporation's expanded product line are automotive shop equipment, electronic equipment service, and tools and instrumentation for aerospace and medical applications. It has also acquired new manufacturing operations and brands to address additional channels of distribution, particularly for industrial customers.

The Corporation believes it is the largest single-source manufacturer of professional hand tools and service equipment for the U.S. automotive service industry. In 1993 the Corporation merged its U.S. Snap-on and Sun technical sales forces into SNAP-ON/SUN Tech Systems, creating what it also believes to be the largest technical systems sales and service organization in the industry. In addition, within its diagnostics and shop equipment operations, the Corporation has formed agreements, including minority investments, with information and technology firms to strengthen its position as a leading supplier of diagnostic hardware and software for the service and repair of the growing number of computerized systems employed in modern automotive design.

In addition to direct sales to individual technicians, shop owners, industrial and other customers at their places of business through mobile van dealers and employee sales representatives, other methods of marketing and distribution include both direct and indirect sales to industrial and government customers and indirect sales through non-U.S. distributors. The Corporation's industrial sales historically had been concentrated among small and mid-sized manufacturing facilities, industrial maintenance and repair shops, and government service and repair operations. With the acquisition of the assets of J.H. Williams Industrial Products, Inc. in 1993, the Corporation entered the industrial distributor marketing channel, which represents the largest segment of the industrial tool market.


PRODUCTS AND SERVICES

The Corporation offers a product line of approximately 14,000 items which it divides into four product groups -- hand tools, power tools, tool storage products, and diagnostics and shop equipment. Following is a discussion of the four product groups:

HAND TOOLS -- Includes wrenches, screwdrivers, sockets, pliers, ratchets, and other similar products; hand tools developed for medical applications and for the manufacture and servicing of electronic equipment such as computers and photocopiers; and J.H. Williams industrial-quality hand tools. The Stanley Works, Danaher Corporation, Cooper Industries and Strafor-Facom are some of the many manufacturers of hand tools. Factors that influence customer purchasing decisions vary among the Corporation's customer groups and within distribution channels and are discussed later.

POWER TOOLS -- Includes pneumatic (air), cord-free (battery) and corded (electric) tools such as impact wrenches, ratchets, chisels, drills, sanders, polishers, and similar products. Makita Corporation, Atlas Copco AB, Ingersoll-Rand Company, and The Black & Decker Corporation are some of the many manufacturers in this product category.

TOOL STORAGE PRODUCTS -- Includes tool chests, roll cabinets, and other similar products for automotive, industrial, aerospace, and other storage applications. Stanley, Danaher, Waterloo Industries (a division of American Brands, Inc.), and Kennedy Manufacturing Company are some of the many manufacturers of tool storage products.

DIAGNOSTICS AND SHOP EQUIPMENT -- Includes both hardware and software solutions for the diagnosis and service of automotive and industrial equipment. Products include electronic automotive diagnostic equipment such as engine analyzers, exhaust emissions analyzers, air conditioning refrigerant recycling equipment, transmission troubleshooting equipment, and anti-lock brake systems testing and service equipment. Also included in this category are wheel balancing and aligning equipment, battery chargers, and other similar products used in automotive service and repair shops. SPX Corporation, Hunter Engineering Company, Inc., Robert Bosch GmbH, and Danaher are among other manufacturers in this market.


While the Corporation historically has emphasized the development of equipment for the automotive aftermarket, it believes some of its diagnostic technologies may be transferable to industrial and other applications. The Corporation believes such product extensions into additional markets represent opportunities for future growth.

In 1994, the Corporation intends to expand its technician training services offered through its SNAP-ON/SUN Tech Systems program, more than doubling its number of training centers to approximately 40. These training programs offer customers certification in both specific automotive technologies and in the application of specific diagnostic equipment developed and marketed by the Corporation and its subsidiaries. Technical service training for the automotive aftermarket is a highly fragmented industry with estimated annual sales of $800 million to $1 billion. With its strong electronic tools and shop equipment product line and weekly sales contact with most automobile dealerships, specialty service chains, and independent shops, the Corporation believes it is well-positioned to grow its business in the technical training field.

The Corporation is also a participant in the market for centralized automotive emissions testing services. The Sun subsidiary Systems Control has a multi-year contract to provide enhanced emission-testing services to the State of Washington. During 1993, Systems Control and its subsidiaries also were selected to provide centralized emissions-testing services in Maine and in portions of Texas. Systems Control will bid on additional contracts during 1994 as additional states begin to implement requirements of the Clean Air Act.

Revenues from Systems Control and Snap-on/Sun technical training services are included in the diagnostic tools and shop equipment category.

The Corporation's standard line of SNAP-ON manufactured products and other products sold by Snap-on dealers and sales representatives are described in a general product catalog distributed to dealers and customers. Editions of the general catalog currently are available in English, French, German, Spanish and Japanese. Products manufactured under the SUN brand name and sold by SNAP-ON/SUN Tech Systems Specialists, or Tech Reps, are described in separate literature. J.H. Williams and A.T.I Tools, Inc. also have their own catalogs of industrial products.

Table 1 shows the approximate percentage of total consolidated sales for each of the Corporation's product groups in each of the past three years, including the contributions of Sun in the fourth quarter of 1992 and for the full year in 1993.

TABLE 1 CONSOLIDATED SALES ACTUAL



PRODUCT GROUP % OF SALES       1993           1992           1991
Hand Tools                      37%            43%            49%
Power Tools                      7%             8%            10%
Tool storage products           11%            13%            12%
Diagnostics/Shop                45%            36%            29%


The acquisition of Sun in the fourth quarter of 1992 had a material effect on the Corporation's product sales mix. Table 2 provides a pro forma restatement of the percentages of 1991 and 1992 sales derived from the four product groups as if the acquisition had occurred at the beginning of 1991.

TABLE 2 PRO FORMA SALES WITH SUN


PRODUCT GROUP % OF SALES       1992           1991
Hand Tools                      37%            39%
Power Tools                      7%             8%
Tool storage products           11%            10%
Diagnostics/Shop                45%            43%


The Corporation believes this analysis is representative of its consolidated net sales mix worldwide.

As stated earlier, sales in the diagnostics and shop equipment product group include technical training services for the automotive service industry as well as contracted emissions-testing services for various government entities.

MARKETS SERVED

GEOGRAPHIC MARKETS SERVED -- The Corporation's products and services are marketed and distributed in more than 100 countries either directly through Snap-on and Sun sales organizations, or indirectly through industrial distributors and non-U.S. distributors. Table 3 shows the approximate percentage of sales for the past three years.

TABLE 3 CONSOLIDATED SALES ACTUAL


MARKETS % OF SALES             1993           1992           1991
North American Sales            78%            85%            90%
European Sales                  18%            11%             8%
Other Sales                      4%             4%             2%


See Note 14 of the Corporation's Annual Report for further information.

The acquisition of Sun resulted in a significantly higher percentage of sales outside North America. Table 4 provides a pro forma restatement of the percentages of 1991 and 1992 sales derived from North American and other markets to reflect the acquisition as if it had occurred at the beginning of 1991.

TABLE 4 PRO FORMA SALES WITH SUN


MARKETS % OF SALES             1992           1991
North American Sales            80%            80%
European Sales                  17%            18%
Other Sales                      3%             2%


MARKET SECTORS SERVED -- The Corporation, which operates in a single line of business which is the manufacture and sale of hand and power tools, diagnostic equipment, and tool storage products, markets and distributes primarily to two market sectors, in both the U.S. and internationally:

- - The professional market of mechanics and technicians and automotive service and repair shops, including independent, chain, and dealership garages. The sector also includes serious hobbyists who prefer to purchase the quality tools used by professionals.

- - The industrial market for tools and equipment used in manufacturing and assembly applications and in industrial maintenance and repair, as well as tools included with products sold by original equipment manufacturers as instrumentation or used in OEM and distributor equipment service programs.

Table 5 shows the approximate percentage of total sales for the last three years for these sectors as well as for sales to non-U.S. distributors, who sell to the same types of customers in the markets the Corporation serves in the United States.

TABLE 5 CONSOLIDATED SALES ACTUAL


MARKET SECTOR % OF SALES       1993           1992           1991
Professional                    83%            79%            76%
Industrial                      15%            18%            20%
Non-U.S. Distributor             2%             3%             4%


PROFESSIONAL SECTOR

The professional sector has two primary customer groups: professional mechanics and technicians who purchase tools and equipment for themselves, and shop owners and managers who purchase equipment generally used by multiple technicians within a service or repair garage. Following is a discussion of the characteristics of each type of customer and the Corporation's position in these related markets.

PROFESSIONAL TECHNICIANS -- The Corporation markets hand tools, power tools, diagnostic equipment, and tool storage products to professional technicians worldwide primarily through its mobile dealer van distribution system. It provides innovative tools and equipment to meet technicians' evolving needs, as well as technical sales support and training to meet the information and technology needs of the professional mechanic.

Professional technician customers demand the highest quality tools and equipment in terms of function, reliability, productivity, appearance, and service. Most professional technicians, particularly in the transportation service industry, are paid based on a flat rate and buy their own tools. Thus, these customers value the time-and-place utility of the Corporation's mobile van distribution system and productivity advantages of professional-quality tools.

The Corporation's success with professional technicians is believed to be due to its consistently high-quality products, its extensive product line, its dealer and dealer-related marketing and sales programs, its frequent call schedule, the availability of financing for major purchases, product warranties, and service and repair programs.

The Corporation has a strong presence in this sector, although its U.S. and worldwide market shares cannot accurately be determined. Stanley and Danaher are active in the mobile dealer van channel through their MAC Tools and Matco operations. Other van operations include Vulcan and Cornwell. Additionally, technicians purchase products from other sources, including wholesalers, hardware stores, and retail outlets such as Sears Roebuck and Co.

For the reasons stated earlier, the Corporation's focus within the mobile dealer van system generally is on service and product quality, performance, and productivity. Other suppliers within the market sector, but outside the dealer van channel, generally compete on price. However, recent economic conditions relating to consumer and mechanic confidence have made customers more price-conscious than in previous years.

Major challenges for the Corporation and the industry include slower automotive technician turnover, improved vehicle quality, which reduces service and repair demand, general economic conditions relating to consumer and mechanic confidence, and increased competition within the mobile dealer van channel during the past decade.

SHOP OWNERS -- Through its dealers and employee sales representatives, the Corporation serves owners of shops where technicians work with tools, equipment, and diagnostic products. Shops include service stations, automobile dealers and automotive repair shops.

The needs of these customers are being increasingly driven by technological innovation and government regulation. In order to remain competitive and stay in business, shop owners find it necessary to purchase a growing array of sophisticated, specialized equipment that enables their shops to service and repair a growing number of computerized automotive systems and to help comply with vehicle environmental and safety regulations. The ability to recruit and retain professional technicians also depends on the quality of the equipment and service and repair information available in the shops where they work.

The Corporation has been actively expanding its line of automotive diagnostics and service equipment to address new needs in this market sector, expand its customer base, and grow its sales. The acquisition of Sun in 1992 enabled the Corporation to extend its line of engine analyzers to include high-end equipment favored by larger shops and to add new products such as air emissions testing and air conditioner refrigerant recycling equipment. It also accelerated the Corporation's introduction of a new line of PC-based automotive diagnostic hardware and software products. The Sun acquisition followed the Corporation's completion of its acquisition one year earlier of Balco, Inc., which enhanced its product offerings in engine diagnostics and wheel balancing and service equipment.

During 1993, Snap-on and Sun technical sales forces were merged, creating a 285-member technical sales force by year-end. SNAP-ON/SUN Tech Systems also offers technician training and certification services.

In many major markets, including the United States, Canada, and the United Kingdom, automotive technicians generally buy their own tools and certain lower-value diagnostic equipment. However, in most markets in Europe and Asia, hand tools and higher-value equipment are most often purchased by shop owners. One of the challenges in developing new international markets has been to develop relationships with shop owners, who own or operate many service and repair facilities in these markets.

INDUSTRIAL SECTOR

The Corporation markets its products to a wide variety of industrial tool and equipment customers, including industrial maintenance and repair shops; manufacturing and assembly operations; industrial distributors; original equipment manufacturers who require instrumentation or service tools and equipment for their products; and government facilities.

Customers in the industrial sector have different needs and make their purchase decisions on a variety factors. Small- to mid-sized manufacturers and industrial and government maintenance and repair shops and motor pools often prefer the consultative advantages of direct selling and make their purchase decisions based on quality, selection, and service. Large manufacturing operations more often prefer the economies and efficiencies of buying through industrial distributors. For these larger, higher-volume customers, key purchase factors include competitive pricing, one-stop shopping and invoicing, and on-time delivery.

The Corporation has been expanding its product line and service to the industrial and government sector. In addition to the Williams acquisition, it has expanded its SNAP-ON brand line of black-finish industrial tools and expanded its offerings to government installations under a master purchase agreement negotiated with the General Services Administration (GSA).

In addition to the hand tool, power tool, and tool storage producers previously described, companies involved in the industrial sector include industrial distribution houses such as W.W. Grainger, Inc. and McMaster Carr Supply Company. While the Corporation's tool and storage lines are among the largest offered for industrial applications, these are only two of several categories of products these other companies offer.

Major challenges in the industrial tool and equipment market include a highly competitive, cost-conscious environment, as well as an increase in new technologies. While the Corporation believes it is currently a relatively small competitor in the overall market for industrial tools and equipment, the Corporation also believes its newly-acquired ability to address the industrial distribution channel through J.H. Williams and to offer a broader product line with additional brands at different price points will result in significant market penetration and sales gains over the next decade.


DISTRIBUTION

The Corporation serves its many customers through both direct and indirect sales channels. Direct sales distribution includes dealers, Corporation-employed sales representatives, and technical representatives. Indirect sales include distribution through industrial distributors, original equipment manufacturers, and non-U.S. distributors. The Corporation's total selling force numbered 5,879 at year-end 1993.

SNAP-ON TOOLS

                                     DEALERS
Marketing worldwide to professional technicians and shop owners is conducted primarily through the mobile dealer van system. As described earlier, dealers operate from van-type vehicles, which house their inventory, and sell the Corporation's products to customers, primarily auto technicians and shop owners, at their places of business. Dealers purchase the products made available to them at a discount from suggested retail prices and resell them to customers at prices of the dealers' choosing. Since 1991, all new dealers have been enrolled as franchisees of the Corporation. The franchise program is more fully described later.

The Corporation's dealers are entitled to purchase and sell SNAP-ON brand products and products contained in the SNAP-ON catalogs. In the U.S., SUN brand products are sold only through the SNAP-ON/SUN Tech Systems sales force, which is described more fully later, and a national accounts program. Internationally, SUN products are sold by subsidiaries and through distributors. Dealers are encouraged to provide sales leads to Tech Reps, and under certain conditions participate in the proceeds of sales of SUN brand equipment to their customers.

Although some dealers have sales areas defined by other methods, most dealers are provided a list of calls -- addresses or places of business -- which serve as the basis of the dealer's sales route. The need to provide a high level of service is one of the factors used to establish the size of the sales route. Weekly dealer calls on customers for both service and sales solicitation are essential elements of the Corporation's dealer-marketing program.

                        SPECIAL AND SALES REPRESENTATIVES
The Corporation makes it possible for prospective dealer candidates to work as employee sales representatives for up to one year prior to making an investment in a franchise (subject to the Corporation's approval). This program is particularly useful for candidates who lack the financial resources to become franchisees or who are not certain of their aptitude for mobile van sales work.

As employees, sales representatives are paid a salary plus commission on sales; however, they are responsible for certain expenses. They perform essentially all of the functions of a dealer, including making weekly sales and service calls, collecting customer accounts receivable, and participating in product and business training programs.

From time to time, employees of the Corporation are assigned to perform the functions of a dealer, making sales and service calls and collecting customer accounts receivable. These special representatives work sales routes on a temporary basis until the routes can be assigned to a franchised dealer.

                              NON-U.S. DISTRIBUTORS
Sales to the Corporation's non-U.S. distributors are made by its subsidiary, Snap-on Tools International, Ltd., in those countries where the Corporation does not have subsidiary operations. These non-U.S. distributors operate under license or contract with the Corporation. Their customers may include industrial and government entities as well as individual technicians and shop owners. These sales were not material to the Corporation's total sales in 1993.

SNAP-ON DIAGNOSTICS

Marketing of higher-value diagnostics and shop equipment in the United States is conducted primarily through the SNAP-ON/SUN Tech Systems group. In addition, SUN brand equipment is marketed in Europe through both a direct sales force and distributors and, in Canada, through distributors.

                              TECHNICAL SPECIALISTS
Technical Specialists, or Tech Reps, are employees of the Corporation trained in the operation and sales of certain sophisticated equipment. They are compensated on the basis of commission. Tech Reps help dealers demonstrate and sell technically complex equipment, and train dealers' customers in how to use it. Dealers receive a smaller discount than their normal discount on the Corporation's suggested retail prices on items Tech Reps help them sell.

Tech Reps demonstrate and assist in the sale of SNAP-ON brand equipment and sell SUN brand equipment. They call on accounts on their own and also work with the Corporation's network of dealers and sales representatives to identify sales leads and respond to customer needs. While Snap-on dealers sell only SNAP-ON brand equipment, they share in the proceeds of certain SNAP-ON and SUN products to their customers.

SNAP-ON INDUSTRIAL

Marketing to industrial and government customers is by direct sales through industrial sales representatives and indirect sales through industrial distributors.

                        INDUSTRIAL SALES REPRESENTATIVES
The sale of SNAP-ON products is conducted through industrial sales representatives who are employees of the Corporation and compensated on a commission basis. These sales representatives focus on the Corporation's traditional industrial customers; generally those who prefer to buy on quality, selection, and service, as well as certain OEM accounts.

At year-end 1993, the Corporation had industrial sales representatives in Australia, Belgium, France, Germany, Japan, Mexico, Puerto Rico, the Netherlands, the United Kingdom and the United States. U.S. industrial sales accounted for the majority of the Corporation's total industrial sales.

                       J.H. WILLIAMS SALES REPRESENTATIVES
J.H. Williams is operated as a separate company with a separate sales force and a distinct brand and product line. Williams sales representatives focus on sales to industrial distributors as well as appropriate OEM accounts.


FRANCHISE PROGRAM

Since 1991, all new U.S. dealers, and a majority of existing U.S. dealers, have been enrolled as franchisees of the Corporation. It is the Corporation's belief that a franchise program facilitates and promotes a more uniform marketing and business program, and allows the Corporation to take additional steps to support the success of its dealers. At year-end 1993, approximately 2,600, or 77% of all U.S. dealers, were enrolled as franchisees.

As part of the franchise program, certain programs and benefits are made available to franchised dealers. The current package of franchise benefits includes a volume purchase discount, a stock purchase program, certain types of insurance coverage, access to a family assistance counseling program, discounts on cellular telephone service, and the ability to purchase a second franchise. Additional programs and benefits introduced during 1993 also enable franchised dealers to obtain start-up financing (discussed in greater detail later), operate a second van to service their customers, and establish retirement savings programs. A National Dealer Advisory Council elected by dealers assists the Corporation in identifying and implementing enhancements to the franchise program.

The Corporation currently charges an initial franchise fee which did not add material revenue to the Corporation's operations.

To qualify for a franchise, a new dealer applicant must meet minimum personal and financial qualifications. The dealer must make an initial investment in the business for such items as inventory, van acquisition, development of customer accounts receivable, equipment, fixtures, a computer, and other miscellaneous expenses.

In the United States and most non-U.S. locations, dealers lease or purchase their vans from a third-party vendor not affiliated with the Corporation.


FIELD MANAGEMENT/SALES SUPPORT

The Corporation supports and services its dealer, sales representative, and industrial sales network with an extensive field organization of branch offices and service, repair, and distribution centers, which are discussed in more detail later. Dealers are organized by field groups of seven to ten dealers within branch operations. Each field group is headed by an employee field manager, who provides product, sales, and business training on a continuous basis.

The Corporation provides its dealers with instruction, training and practical experience regarding its products, sales techniques, record keeping and reporting, inventory control methods, and general business practices. Training initially is conducted in branch offices and, on an ongoing basis, through field managers riding with dealers as they service their list of calls.

The Corporation also engages in various marketing and sales promotion programs designed to increase sales to both dealers and their customers. These programs include advertising, sales materials, premiums, and the offering of promotional tools.


FINANCIAL ASSISTANCE AND CREDIT

In 1993, the Corporation transferred its credit-related assets to the newly-formed Snap-on Financial Services, Inc. and its subsidiary, Snap-on
Credit Corporation, to carry on its tradition of providing financing services to its dealers and customers.

                        DEALER-RELATED FINANCIAL PROGRAMS
Financial assistance for dealer operations and dealer sales is offered by the Corporation as part of its program of dealer support. This assistance includes, but is not limited to, the financing of inventory; financing a new dealer's purchase of accounts receivable from a predecessor dealer in a sales route; and the purchase of various extended credit contracts between dealers and their customers.


The Dealer Finance Program offered by Snap-on Credit Corporation provides funds for the initial investment of start-up dealers which could include the license fee, inventory, RA acquisition, equipment, fixtures, other expenses, and initial checking account deposit. Dealers are required to make a minimum equity or down payment. Participating dealers must enter into a Loan Security Agreement and Promissory Note evidencing the loan.

Under the Dealer Finance Program, the dealer must lease a specified van on terms arranged by Snap-on Credit Corporation, with no recourse to the Corporation, or purchase a van meeting Snap-on specifications and other terms.

The Credit Corporation operates a credit program to provide financing for high-value product purchases by dealers' customers. Dealers enter into various credit contracts with their customers, and the Corporation, at its sole discretion, may then accept assignment of these contracts from dealers. Dealers are responsible for collecting these installment payments due to the Corporation.

                            DEALER CREDIT TO CUSTOMER
Revolving account or "RA" sales typically comprise a significant percentage of a dealer's sales. These are credit sales between a dealer and a dealer's customer, involving the extension of the dealer's personal credit (usually at no interest) to finance the customer's purchases. The Corporation may finance the purchase of a portion of these accounts receivable when a new dealer takes over a former dealer's sales route.


FIELD SERVICES AND INVENTORY

In the fourth quarter of 1993, the Corporation completed a reorganization and consolidation of its field services and inventory. Four regional finished-goods distribution centers replaced 48 U.S. branch warehouses. These distribution centers are located in Carson City, Nev.; Olive Branch, Miss.; Ottawa, Ill.; and Robesonia, Penn. In addition, the

Corporation continues to operate a national parts center in Kenosha, Wis., and a new Replacement Processing Center, to process all product returns, in Nashville, Tenn.

In addition to cost savings, this consolidation is expected to improve customer order-fill rates by making the full 14,000-item product line available for same- or next-day shipment from each distribution center. Previously, branch warehouses did not stock the full product line.

In a second phase of the field services reorganization, the Corporation consolidated most of the administrative and credit functions formerly managed in branch offices within eight Regional Customer Service Centers located in Atlanta, Boston, Dallas, Kansas City, Milwaukee, Philadelphia, Sacramento, and San Diego. Three branch offices were closed, while the remaining 48 U.S. branches have been converted to sales offices.

The new Regional Customer Service Centers, whose offices include regional offices of the Credit Corporation, process all dealer orders and inquiries, including billing and accounting; manage dealer credit; and provide credit collection assistance. Service and repair of SNAP-ON products is consolidated at four regional repair centers, while service for SUN product is provided through a network of approximately 200 contract service technicians.


RAW MATERIAL & PURCHASED PRODUCT

The Corporation's supply of raw materials (various grades of steel bars and sheets) and purchased components are readily available from numerous suppliers.

The majority of 1993 consolidated net sales consisted of products manufactured by the Corporation. The remainder was purchased from outside suppliers. No single supplier's products accounted for a material portion of 1993 consolidated net sales.


PATENTS AND TRADEMARKS

The Corporation vigorously pursues and relies on patent protection to protect its inventions and its position in the market. The Corporation and its subsidiaries currently hold approximately 345 patents and more than 175 pending patent applications.

Patent protection covers certain products which are believed to have significant market potential. Examples of these products include Engine Analyzers, Serrated Jaw Open End Wrenches, Wheel Balancers, Sealed Ratchets, Electronic Torque Wrenches, Ratcheting Screwdrivers, Emissions Sensing Devices and Air Conditioning Equipment.

Much of the technology used in the manufacturing of automotive tools and equipment is in the public domain. The Corporation relies primarily on trade secret protection to protect proprietary processes used in manufacturing. Methods and processes are patented when appropriate.

Corporation trademarks, such as SNAP-ON, BLUE-POINT, FLANK DRIVE, COUNSELOR, ELECTROTORK, SUN, SUNTESTER, SHOPMAX, INSPECTOR, NORTRON, SUN SUPER TACH and WILLIAMS are registered U.S. trademarks and are of continuing importance to the Corporation in the marketplace. Trademarks have been registered in 41 other countries, and additional applications for trademark registration are pending. Proper use of the Corporation's trademarks is rigorously policed.

The Corporation's right to manufacture and sell certain products is dependent upon licenses from others. These products do not represent a material portion of the Corporation's sales.


WORKING CAPITAL

Since the Corporation's business is not seasonal, and since its inventory needs are relatively constant during the year, no unusual working capital needs arise during the year.

The Corporation's use of working capital to extend credit to its dealers and to purchase installment credit receivables from dealers is discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is found on Pages 16 to 20 of the Corporation's 1993 Annual Report and is incorporated herein by reference.

The Corporation does not depend on any single customer, small group of customers or government for any material part of its sales. The Corporation has no significant backlog of orders.


RESEARCH AND ENGINEERING

Each year the Corporation develops and introduces new products to advance its diversified product line. The Corporation performs its own research and engineering. The Corporation spent the following amounts on research and engineering activities during the past three years.

TABLE 7 RESEARCH AND ENGINEERING


(MILLIONS $)                   1993           1992           1991
Actual                        $27.7          $19.6          $15.6
Pro Forma with Sun              N/A          $24.9          $23.4


ENVIRONMENT

The Corporation complies with applicable environmental control requirements in its operations. Compliance has not had a material effect upon the Corporation's capital expenditures, earnings or competitive position.


EMPLOYEES

At the end of 1993, the Corporation employed approximately 9,000 people, of whom approximately 18% were covered by collective bargaining agreements. Approximately one-third of all employees are engaged in manufacturing activities.


RECENT DEVELOPMENTS

Significant developments affecting the Corporation's business during the past year included realignment of the Corporation's businesses into a holding company format; the merger of the Snap-on and Sun technical systems sales forces; consolidation of branch warehouse operations into four existing regional distribution centers; the reorganization and consolidation of field sales and credit operations into eight Regional Customer Service Centers; and the acquisition of the assets of J.H. Williams Industrial Products, Inc. These developments are discussed in greater detail elsewhere in this report.

At its 1994 annual meeting, shareholders will be asked to approve changing the Corporation's name from Snap-on Tools Corporation to Snap-on Incorporated. The change reflects the expansion of the products the Corporation offers and the customers its serves.


ITEM 2:  DESCRIPTION OF PROPERTIES

The Corporation's manufacturing facilities, all of which are well maintained and in good operating condition, are suitable for producing the Corporation's products. The productive capacity is adequate to meet present and foreseeable future demand. Current utilization levels allow for increased production through the addition of second and/or third shifts should increase in demand necessitate such additions.

The following is a description of the principal properties of the Corporation, which are owned in fee unless otherwise indicated.

NOTE:  EXCEPT FOR THE MEDICAL TOOLS MANUFACTURING FACILITY LOCATED IN
KENOSHA, WISCONSIN, ALL MANUFACTURING FACILITIES LISTED BELOW PRODUCE PRODUCTS FOR TRANSPORTATION AND INDUSTRIAL MARKETS.





MANUFACTURING                     APPROXIMATE AREA
LOCATION/USE                          (SQ.FT.)
- ------------                      ----------------

U.S. MANUFACTURING AND CORPORATE OFFICE FACILITIES:

KENOSHA, WISCONSIN
Hand tools and wheel
aligning equipment.                        163,300
General offices.                           221,800

CRYSTAL LAKE, ILLINOIS
High-end diagnostic equipment.             275,000
Sun Electric Corporation
headquarters.                              116,200

ALGONA, IOWA                               410,400
Tool storage units.

MT. CARMEL, ILLINOIS                       180,000
Hand tools.

MILWAUKEE, WISCONSIN                       128,800
Hand tools.
(Industrial Revenue Bond obligation
maturing on May 1, 2009.)

ELIZABETHTON, TENNESSEE                    117,800
Hand tools.
(Lease expires May 1, 1994, with
renewal and purchase options.)

JOHNSON CITY, TENNESSEE                     65,600
Hand tools.

NATICK, MASSACHUSETTS                       44,200
Pneumatic tools.

BENSENVILLE, ILLINOIS                       30,000
Process development facility.



                                       APPROXIMATE AREA
LOCATION/USE                               (SQ.FT.)
- ------------                           ----------------
EAST TROY, WISCONSIN                        63,100
Electronic test equipment.

ELKHORN, WISCONSIN                          55,600
Unoccupied.

KENOSHA, WISCONSIN                          20,000
Medical tools.

SAN JOSE, CALIFORNIA                        40,000
Wheel service equipment and
diagnostic equipment.
(Lease expires June 14, 1995.)

ESCONDIDO, CALIFORNIA                       97,800
Tools and components for the
aircraft and aerospace industry.

ESCONDIDO, CALIFORNIA                       24,800
Tools and components for the
aircraft and aerospace industry.

COLUMBUS, GEORGIA
Industrial hand tools                      116,500
J. H. Williams corporate headquarters        5,500

NON-U.S. MANUFACTURING AND CORPORATE OFFICE FACILITIES:

METTMANN, GERMANY                           64,400
Sun International's
administrative headquarters.
(Lease expires April, 2000.)

NEWMARKET, CANADA                          117,800
Tool storage units.


SHANNON, IRELAND                            19,250
Wheel service equipment.
(Lease expires March 25, 1995.)

SHANNON, IRELAND                            11,250
Wheel service equipment.
(Lease expires October 12, 1997.)

BARBARA D'OESTE, BRAZIL                     57,000
Manufacture of Sun electronic
equipment.

KINGS LYNN, ENGLAND                         65,000
Manufacture of Sun electronic
equipment.  Facility contains offices.


DISTRIBUTION

The Corporation has completed reorganizing and consolidating its field services and inventory. The following distribution centers replaced the 48 U.S. continental branch warehouses:


                                       APPROXIMATE AREA
LOCATION/USE                               (SQ.FT.)
- ------------                           ----------------
CARSON CITY, NEVADA                         70,200

OLIVE BRANCH, MISSISSIPPI                  147,750

OTTAWA, ILLINOIS                           158,700

ROBESONIA, PENNSYLVANIA                    124,750


The Corporation leases warehouse space in Carson City, Nevada, and Olive Branch, Mississippi, totalling 80,000 square feet. Also, public warehousing on an as needed basis is used in Fort Dodge, Iowa, Olive Branch, Mississippi, Ottawa, Illinois and Kenosha, Wisconsin. The Corporation owns and operates a 73,000 square foot National Parts Distribution Center in Kenosha, Wisconsin, and a 7,500 square foot sales/distribution facility in Honolulu, Hawaii.


SALES AND MARKETING

As of February 1, 1994, the Corporation had sold 18 branch warehouse facilities, two division sales offices, and one repair center. Nineteen branch sales/warehouse facilities are currently in transition, serving as branch sales offices only and will be replaced by leased branch sales offices as the current owned facilities are sold. Five have been retained to provide added warehouse and office facilities. The branch sales/warehouse facilities average 16,000 square feet. The Corporation leases 15 branch sales office facilities averaging 6,000 square feet. Credit services and certain sales support functions of the former branch warehouse facilities have been consolidated in eight Regional Customer Service Centers (RCSCs) averaging 14,000 square feet. The Corporation owns seven of these RCSC facilities and leases one RCSC facility. The Corporation also owns four repair center facilities averaging 11,000 square feet and one replacement tool processing center. Additionally, the Corporation leases a building in New Jersey for medical products sales and engineering and an international sales office in Miami totalling 4,500 square feet. Sun also leases 19 regional sales offices averaging 4,000 square feet.

                        DISTRIBUTION AND SALES - NON-U.S.
The Corporation and its subsidiaries own 18 distribution/sales facilities outside the United States. These properties are located in Canada, the U.K., Puerto Rico, Singapore, the Netherlands and Germany and total 303,400 square feet of office and warehouse space. The Corporation also leases 57 non-U.S. distribution/repair/sales facilities. These facilities are located in Canada, the U.K., France, Holland, Germany, Japan, Taiwan, Guam, Greece, Mexico, New Zealand, Brazil, Austria and Australia. These properties total 425,000 square feet.

OTHER PROPERTIES

The Corporation also leases a 23,800 square foot research and development facility in San Jose, California. The lease expires October 31, 1994. Currently, 12,900 square feet of this facility is subleased.


ITEM 3:  LEGAL PROCEEDINGS

Note 4 to the Financial Statements of the Corporation on page 27 of its 1993 Annual Report is incorporated herein by reference. None of this litigation is material within the meaning of Section 103 of Regulation S-K in that such matters individually or in the aggregate do not exceed 10% of current assets.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of the shareholders during the fourth quarter of the fiscal year ending January 1, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Corporation are listed below. All but two of the said officers have been with the Corporation for more than five years. There is no family relationship among the executive officers and there has been no involvement in legal proceedings during the past five years that would be material to the evaluation of the ability or integrity of any of the executive officers. Executive officers may be elected/appointed by the Board of Directors at the regular meeting of the Board which follows the Annual Shareholders' Meeting, held on the fourth Friday of April each year, and at such other times as new positions are created.

NAME
POSITION AND
BUSINESS EXPERIENCE                                           AGE
- -----------------------------------------------------------------
ROBERT A. CORNOG                                                 (53)
Chairman, President and CEO since July, 1991. A Director since 1982. Prior to joining Snap-on, he was President of Macwhyte Company from 1981 to 1991.

MICHAEL F. MONTEMURRO                                            (45)
Senior Vice President -- Finance and Chief Financial Officer since March, 1990. Vice President -- Marketing Services from June, 1989 to February, 1990. Treasurer from April, 1982 to June, 1989.


NAME
POSITION AND
BUSINESS EXPERIENCE                                           AGE
- -----------------------------------------------------------------
JAY H. SCHNABEL                                                  (51)
Senior Vice President -- Administration since April, 1990, and Acting President and Chief Executive Officer -- Sun Electric Corporation since December, 1992. Senior Vice President -- Manufacturing and Research & Engineering from November, 1988 to April, 1990. A Director since August, 1989.

DR. JAMES L. SOMERS                                              (50)
Senior Vice President -- Manufacturing and Technology since January, 1992. Senior Vice President -- Manufacturing and Research & Engineering from April, 1990 to January, 1992. Vice President -- Corporate Manufacturing from January, 1987 to April, 1990.

BRANKO M. BERONJA                                                (59)
Vice President -- Sales, North America since January, 1989. Vice President -- General Sales Manager from August, 1988 to January, 1989.

GREGORY D. JOHNSON                                               (44)
Controller since April, 1992. Financial Controller -- Asia/Pacific from April, 1991 to April, 1992. Director -- Budgets, Corporate Cost and International Accounting from April, 1984 to April, 1991.

SUSAN F. MARRINAN                                                (45)
Vice President, Secretary and General Counsel since January, 1992. Secretary and General Counsel since November, 1990. Prior to joining Snap-on, she was Vice President, General Counsel and Corporate Secretary for H. B. Fuller from 1987 to November, 1990.


PART II

ITEM 5:  MARKET FOR REGISTRANT'S
COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

At January 1, 1994, the Corporation had 42,568,696 shares of common stock outstanding. Approximately 65% of these shares were in the hands of institutional owners.

Since 1991, the Corporation has offered shareholders a no-commission dividend reinvestment program which entitles them to reinvest the cash dividends from all or a portion of their common stock holdings to buy additional shares. The program also permits shareholders to invest cash (not less than $100 and not more than $5,000 per calendar quarter) for additional shares that are purchased for them each month. Participation is voluntary and cost-free. In 1993, 2,452 shareholders, representing approximately 1% of the Corporation's shares outstanding, participated in the program, which is administered by the Corporation's Transfer Agent and Registrar, Harris Trust and Savings Bank.

Additional information required by Item 5 is contained on Page 38 of the Corporation's 1993 Annual Report and is incorporated herein by reference to said Annual Report.


ITEM 6:  SELECTED FINANCIAL DATA

The information required by Item 6 is contained on pages 36 and 37 of the Corporation's 1993 Annual Report and is incorporated herein by reference to said Annual Report.


ITEM 7:  MANAGEMENT DISCUSSION AND
ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

The information required by Item 7 is contained on pages 16-20 of the Corporation's 1993 Annual Report and is incorporated herein by reference to said Annual Report.


ITEM 8:  FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

The information required by Item 8 is contained on pages 21-34 of the Corporation's 1993 Annual Report and is incorporated herein by reference to said Annual Report.


ITEM 9:  DISAGREEMENTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.



PART III

ITEM 10:  DIRECTORS AND EXECUTIVE
OFFICERS OF THE REGISTRANT

The identification of the Corporation's directors as required by Item 10 is contained in the Corporation's Proxy Statement, dated March 18, 1994, and is incorporated herein by reference to said Proxy Statement. In respect to information as to the Corporation's executive officers, see caption "Executive Officers of the Registrant" at the end of Part I of this report.

The disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the Corporation's Proxy Statement, dated March 18, 1994, and is incorporated herein by reference to said Proxy Statement on page 12.


ITEM 11:  EXECUTIVE COMPENSATION

The information required by Item 11 is contained in the Corporation's Proxy Statement, dated March 18, 1994, and is incorporated herein by reference to said Proxy Statement on pages 6-10.


ITEM 12:  SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by Item 12 is contained in the Corporation's Proxy Statement, dated March 18, 1994, and is incorporated herein by reference to said Proxy Statement on page 5.


ITEM 13:  CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS

None.


PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT
SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(A):  DOCUMENT LIST

1.  LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Snap-on Tools Corporation, and the Auditors' Report thereon, included in the 1993 Annual Report of the Corporation to its shareholders for the year ended January 1, 1994, are incorporated by reference in Item 8:

          Consolidated Balance Sheets as of January 1, 1994 and January 2, 1993.

          Consolidated Statements of Earnings for the years ended January 1, 1994, January 2, 1993 and December 28, 1991.

          Consolidated Statements of Shareholders' Equity for the years ended January 1, 1994, January 2, 1993 and December 28, 1991.

          Consolidated Statements of Cash Flows for the years ended January 1, 1994, January 2, 1993 and December 28, 1991.

          Notes to Consolidated Financial Statements.

2.  LIST OF FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedules of Snap-on Tools Corporation are included in Item 14(d) as a separate section of this report.

SCHEDULE VIII       Valuation and Qualifying Accounts     pg. 20
SCHEDULE IX         Short-Term Borrowings                     21
SCHEDULE X          Supplementary Income
                     Statement Information                    22

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable and, therefore, have been omitted, or are included in the Corporation's 1993 Annual Report in the Notes to Consolidated Financial Statements for the years ended January 1, 1994, January 2, 1993 and December 28, 1991, which are incorporated by reference in Item 8.

3.  LIST OF EXHIBITS

THE FOLLOWING EXHIBITS ARE FILED AS A SEPARATE SECTION OF THIS REPORT.

(3) (a) Restated Certificate of Incorporation, filed as Exhibit 3(a) to the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1992, is incorporated herein by reference thereto.

    (b) Bylaws of the Corporation, filed as Exhibit 3(b) to the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 1992, is incorporated herein by reference thereto.

(4) Rights Agreement dated as of October 23, 1987, between the Corporation and Harris Trust and Savings Bank, as Rights Agent, filed as Exhibit 1 to the Corporation's Registration Statement on Form 8-A dated October 26, 1987, is incorporated herein by reference thereto. A Form 8-K, dated June 4, 1992, was filed reporting an amendment to this Rights Agreement and is incorporated herein by reference. No financial statements were filed. On January 28, 1994, the Board of Directors adopted amendments to the Rights Agreement. A Form 8-K dated January 28, 1994 reporting these amendments was filed and is incorporated herein by reference. No financial statements were filed. The Corporation and its subsidiaries have no long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of January 1, 1994. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

(10) Material Contracts

    (a) Incentive Stock Option Plan, filed as Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, is incorporated herein by reference thereto.

    (b) Executive and Senior Officer Agreements, amended and restated, and effective as of January 28, 1994.

    (c) Indemnification Agreement for Directors, contained in the Proxy Statement dated March 23, 1990, Commission File No. 1-7724 mailed on March 23, 1990, is incorporated herein by reference thereto.

    (d) Snap-on Tools Corporation Supplemental Retirement Plan, amended as of January 28, 1994.

(13) Annual Report to Shareholders

(22) Subsidiaries of the Corporation


ITEM 14(B):  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                          ON FINANCIAL STATEMENT SCHEDULES


We have audited, in accordance with generally accepted auditing standards, the financial statements included in Snap-on Tools Corporation's (the "Corporation") Annual Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 1994.
Our report on the financial statements includes an explanatory paragraph with respect to the change in its method of accounting for postretirement health benefits other than pensions in 1991, as discussed in Note 1c to the financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed on pages 22 to 24 are the responsibility of the Corporation's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                          ARTHUR ANDERSEN & CO.

Milwaukee, Wisconsin
February 4, 1994

                         - - - - - - - - - - - - - - - -


                     CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included (or incorporated by reference) in this Form 10-K, into the Corporation's previously filed Registration Statement File Nos. 2-53663, 2-53578, 33-7471, 33-22417, 33-37924, 33-39660 and 33-57898.




                                          ARTHUR ANDERSEN & CO.

Milwaukee, Wisconsin
March 14, 1994

                                    SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    SNAP-ON TOOLS CORPORATION
- --------------------------------------------------


By:                                                         Date:
    ----------------------------------------------               ---------------
    R. A. Cornog, Chairman of the Board,
    President, Chief Executive Officer, and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities as indicated.



                                                            Date:
    ----------------------------------------------               ---------------
    R. A. Cornog, Chairman of the Board,
    President, Chief Executive Officer, and Director



                                                            Date:
    ----------------------------------------------               ---------------
    J. H. Schnabel, Senior Vice President -- Administration, and Director



                                                            Date:
    ----------------------------------------------               ---------------
    M. F. Montemurro, Principal Financial Officer, and Senior Vice President -- Finance


                                                            Date:
    ----------------------------------------------               ---------------
    G. D. Johnson, Principal Accounting Officer, and Controller

                                    SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities as indicated.



By:                                                         Date:
    ----------------------------------------------               ---------------
    R. F. Farley, Director



By:                                                         Date:
    ----------------------------------------------               ---------------
    A. L. Kelly, Director



By:                                                         Date:
    ----------------------------------------------               ---------------
    R. J. Decyk, Director



By:                                                         Date:
    ----------------------------------------------               ---------------
    B. S. Chelberg, Director



By:                                                         Date:
    ----------------------------------------------               ---------------
    G. W. Mead, Director



By:                                                         Date:
    ----------------------------------------------               ---------------
    E. H. Rensi, Director



By:                                                         Date:
    ----------------------------------------------               ---------------
    D. W. Brinckman, Director

                                   EXHIBIT INDEX


ITEM 14(C):  EXHIBITS                                                 PAGE

(13) (a) Restated Certificate of Incorporation of the
         Corporation, filed as Exhibit 3(a) to the
         Corporation's Quarterly Report on Form 10-Q
         for the quarterly period ended March 28, 1992,
         is incorporated herein by reference thereto.
     (b) Bylaws of the Corporation, filed as Exhibit 3(b)
         to the Corporation's Quarterly Report on Form
         10-Q for the quarterly period ended June 27,1992,
         is incorporated herein by reference thereto.
(4) Rights Agreement dated as of October 23, 1987 between
    the Corporation and Harris Trust and Savings Bank, as
    Rights Agent, filed as Exhibit 1 to the Corporation's
    Registration Statement on Form 8-A dated
    October 26, 1987, is incorporated herein by reference
    thereto.  A Form 8-K, dated June 4, 1992, was filed
    reporting an amendment to this Rights Agreement and is
    incorporated herein by reference.  No financial
    statements were filed.  On January 28, 1994, the Board
    of Directors adopted amendments to the Rights
    Agreement.  A Form 8-K dated January 28, 1994 reporting
    these amendments was filed and is incorporated herein
    by reference.  No financial statements were filed.
    The Corporation and its subsidiaries have no long-term
    debt agreement for which the related outstanding debt
    exceeds 10% of consolidated total assets as of
    January 1, 1994.  Copies of debt instruments for which
    the related debt is less than 10% of consolidated total
    assets will be furnished to the Commission upon request.
(10)Material Contracts
    (a)  Incentive Stock Option Plan, filed as Exhibit 10(a)
         to the Corporation's Annual Report on Form 10-K for
         the fiscal year ended December 29, 1990, is
         incorporated herein by reference thereto.
    (b)  Executive and Senior Officer Agreements, amended and
         restated, and effective as of January 28, 1994. . . . . . . . . . . .23
    (c)  Indemnification Agreement for Directors, contained
         in the Proxy Statement dated March 23, 1990,
         Commission File No. 1-7724 mailed on March 23, 1990,
         is incorporated herein by reference thereto.
    (d)  Snap-on Tools Corporation Supplemental Retirement
         Plan, amended as of January 28, 1994. . . . . . . . . . . . . . . . .49
(13) Annual Report to Shareholders . . . . . . . . . . . . . . . . . . . . . .56
(22) Subsidiaries of the Corporation . . . . . . . . . . . . . . . . . . . . .55


                                           Snap-On Tools Corporation

                        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                            Balance of
                          Balance at        Subsidiary       Charged to                         Balance at
                           beginning        at time of       costs and                            end of
     Description            Of Year         Acquisition       Expenses       Deductions            Year
     -----------          ---------         -----------      ----------      ----------          ---------

ALLOWANCE FOR DOUBTFUL ACCOUNTS
- -------------------------------

Year ended
(1)  January 1, 1994      $12,586,976       $1,443,272        $14,496,553    $13,580,593(1)    $14,946,208

Year ended
(1)  January 2, 1993      $ 5,825,307       $4,547,379        $11,575,491    $ 9,361,201(1)    $12,586,976

Year ended
(1)  December 28, 1991    $ 3,972,949             --          $ 9,327,458    $ 7,475,100(1)    $ 5,825,307


 (1) This amount represents write-offs of bad debts.


VALUATION ALLOWANCE FOR DEFERRED TAX ASSET(2)
- ---------------------------------------------
Year ended
January 1, 1994           $11,797,000             --                 --       $ 2,258,000       $ 9,539,000

Year ended
January 2, 1993           $ 4,000,000(3)       $4,978,000      $ 2,819,000         --           $11,797,000


(2) The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 109,
    "Accounting for Income Taxes" effective the beginning of 1992.  Therefore no prior year information is applicable for 1991.

(3) This amount represents the valuation allowance established at the time of adoption.




                                                      Snap-On Tools Corporation

                                                    SCHEDULE IX - SHORT-TERM BORROWINGS

                                     Years Ended January 1, 1994, January 2, 1993 and December 28, 1991



                                                                                                                         Weighted
                                                                                 Maximum             Average              Average
                                                             Weighted            Amount              Amount              Interest
                                          Balance             Average          Outstanding         Outstanding             Rate
   Category of Aggregate                  At End             Interest          During the          During the           During the
   Short-Term Borrowings                 Of Period             Rate              Period              Period               Period
   ---------------------              ------------        ------------        ------------        ------------        ------------
Year Ended January 1, 1994:
Commercial Paper                       $65,250,000               3.34%        $ 75,000,000         $24,416,209            3.22%
Notes Payable Banks                      1,037,644               8.87%          38,812,195          16,442,023            8.00%
                                       -----------
                                       $66,287,644
                                       -----------
                                       -----------

Year Ended January 2, 1993:
Commercial Paper                       $41,000,000               3.58%        $108,000,000         $19,538,462            3.26%
Notes Payable Banks                     25,902,586               9.10%          39,807,473          18,351,143            8.83%
                                       -----------
                                       $66,902,586
                                       -----------
                                       -----------

Year Ended December 28, 1991:
Commercial Paper                       $        --                 --%        $ 75,000,000         $35,017,184            6.52%
Notes Payable Banks                             --                 --%          21,000,000           3,947,802            6.16%
                                       -----------
                                       $        --
                                       -----------
                                       -----------



The additional information required by this schedule is contained in Note 5 to the Financial Statements of the Corporation on page 28 of its 1993 Annual Report and is incorporated herein by reference.


                            Snap-on Tools Corporation

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

          Column A                                   Column B
          --------                                    --------
            Item                                       Amount
            ----                                       ------
     Maintenance and Repairs

     Year Ended January 1, 1994                     $16,794,068

     Year Ended January 2, 1993                     $15,517,000

     Year Ended December 28, 1991                   $15,119,000


     Amortization of intangible assets, royalties, advertising costs and taxes, other than payroll and income taxes, are not included on this schedule since each of the items is less than 1% of total sales and revenues.
