Form 10-Q
period 1994-04-02
SNAP ON TOOLS CORP
filed 1994-05-17
CIK 91440

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                       ----------------------------------

                                    FORM 10-Q


           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          ---  OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarterly Period Ended April 2, 1994
                                     -------------

          Commission File Number 1-7724
                                 ------

                              SNAP-ON INCORPORATED
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                        39-0622040
- -------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


 2801 - 80th Street, Kenosha, Wisconsin    53141-1410
- ------------------------------------------------------
(Address of principal executive offices)   (zip code)


Registrant's telephone number, including area code:   (414) 656-5200
                                                     ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                          Outstanding at April 22, 1994
- -------------------------------------        ---------------------------------
Common Stock, $1.00 par value                         42,728,586 Shares



                                                              Page 1 of 11 Pages

                              SNAP-ON INCORPORATED

                                      INDEX


                                                                    Page No.
                                                                    --------

Part I.          Financial Information:

                     Consolidated Balance Sheets -
                     April 2, 1994 and January 1, 1994                3-4

                     Consolidated Statements of Earnings -
                     Thirteen Weeks Ended April 2, 1994 and
                     April 3, 1993                                     5

                     Consolidated Statements of Cash Flows -
                     Thirteen Weeks Ended April 2, 1994 and
                     April 3, 1993                                     6

                     Notes to Consolidated Financial Statements        7

                     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations     8-9


Part II.         Other Information                                    10

                         PART I.  FINANCIAL INFORMATION


                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)


                                                  (Unaudited)
                                                   April 2,      January 1,
                                                     1994           1994
                                                  -----------    ----------

ASSETS
  CURRENT ASSETS
    Cash and Cash Equivalents                     $   11,810     $    6,729
    Receivables Less Allowances                      542,231        539,949

    Inventories:
      Finished Stock                                 183,686        185,260
      Work-in-Process                                 14,285         19,292
      Raw Materials                                   45,880         44,550
                                                  ----------      ---------
        Total Inventories                            243,851        249,102

    Prepaid Expenses                                  58,444         58,818
                                                  ----------      ---------
      Total Current Assets                           856,336        854,598

  PROPERTY AND EQUIPMENT - AT COST
    Land                                              26,644         27,209
    Buildings and Improvements                       145,914        142,438
    Machinery and Equipment                          279,431        282,222
                                                  ----------      ---------
                                                     451,989        451,869
    Less Accumulated Depreciation                   (231,138)      (227,059)
                                                  ----------      ---------
      Total Property and Equipment                   220,851        224,810

  Deferred Income Tax Benefit                         54,027         53,819

  INTANGIBLE AND OTHER ASSETS                         87,485         85,706
                                                  ----------      ---------
        TOTAL ASSETS                              $1,218,699     $1,218,933
                                                  ----------      ---------
                                                  ----------      ---------


                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)


                                                  (Unaudited)
                                                   April 2,      January 1,
                                                     1994           1994
                                                  -----------    ----------


LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Notes Payable                                 $   58,803     $   66,288
    Accounts Payable                                  46,861         57,280
    Accrued Compensation                              24,249         33,515
    Accrued Retirement Plans, Insurance and Other     86,353         80,327
    Accrued Income Taxes                              15,555          8,474
    Dealer Deposits                                   62,205         62,153
                                                  ----------      ---------
      Total Current Liabilities                      294,026        308,037

  Long-Term Debt, Less Current Maturities             99,243         99,683

  Deferred Income Taxes                                4,470          7,413

  Retiree Health Care Benefits - Long-Term            71,603         70,791

  Pension - Long-Term                                 33,442         31,346
                                                  ----------      ---------
      TOTAL LIABILITIES                              502,784        517,270

SHAREHOLDERS' EQUITY
  Preferred Stock - Authorized 15,000,000 shares
    of $1 par value; none outstanding                 --             --
  Common Stock - Authorized 125,000,000 shares
    of $1 par value; issued
    April 2, 1994, 42,971,254 shares;
    January 1, 1994, 42,818,696 shares                42,971         42,819
  Additional Contributed Capital                      56,547         52,153
  Retained Earnings                                  643,343        632,022
  Foreign Currency Translation Adjustment            (17,634)       (16,019)
  Less Treasury Stock (250,000 shares)                (9,312)        (9,312)
                                                  ----------      ---------
      TOTAL SHAREHOLDERS' EQUITY                     715,917        701,663
                                                  ----------      ---------

      TOTAL LIABILITIES &
      SHAREHOLDERS' EQUITY                        $1,218,699     $1,218,933
                                                  ----------      ---------
                                                  ----------      ---------


                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in Thousands Except Per Share Data)
                                   (Unaudited)



                                                     Thirteen Weeks Ended
                                                  -------------------------
                                                   April 2,        April 3,
                                                     1994           1993
                                                  ----------     ----------

Net Sales                                           $298,777       $270,674

Cost of Goods Sold                                   145,307        131,736
                                                    --------       --------

Gross Profit                                         153,470        138,938

Operating Expenses                                   113,867        108,292

Other Income (Expense) - Net                          (2,360)        (1,541)
                                                    --------       --------

Earnings Before Income Taxes                          37,243         29,105

Income Taxes                                          14,409         10,601
                                                    --------       --------

Net Earnings                                        $ 22,834       $ 18,504
                                                    --------       --------
                                                    --------       --------

Earnings Per Weighted Average Common Share          $    .54       $    .44
                                                    --------       --------
                                                    --------       --------

Dividends Declared Per Common Share                 $    .27       $    .27
                                                    --------       --------
                                                    --------       --------

Weighted Average Common Shares Outstanding            42,668         42,436
                                                    --------       --------
                                                    --------       --------


                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)



                                                     Thirteen Weeks Ended
                                                  -------------------------
                                                   April 2,        April 3,
                                                     1994           1993
                                                  ----------     ----------

OPERATING ACTIVITIES
  Net Earnings                                       $22,834        $18,504
  Adjustments to Reconcile Net Earnings to
   Net Cash Provided by Operating Activities:
    Depreciation                                       7,546          7,757
    Amortization                                         962            629
    Deferred Income Taxes                             (1,472)         1,589
    Gain on Sale of Assets                               (32)          (144)
  Changes in Operating Assets and Liabilities:
    (Increase) Decrease in Receivables                (2,283)        23,733
    (Increase) Decrease in Inventories                 5,251         (8,351)
    (Increase) Decrease in Prepaid Expenses           (1,175)         1,486
    Increase (Decrease) in Accounts Payable          (10,419)        (3,052)
    Increase (Decrease) in Accruals, Deposits
     and Other Long-Term Liabilities                   5,091         (7,763)
                                                     -------        -------

  NET CASH PROVIDED BY OPERATING ACTIVITIES           26,303         34,388

INVESTING ACTIVITIES
  Capital Expenditures                                (6,532)        (7,265)
  Disposal of Property and Equipment                   2,977          1,090
  (Increase) Decrease in Other Noncurrent Assets      (1,190)          (666)
                                                     -------        -------

  NET CASH USED IN INVESTING ACTIVITIES               (4,745)        (6,841)

FINANCING ACTIVITIES
  Payment of Long-Term Debt                             (410)          (104)
  Increase in Long-Term Debt                            -             2,246
  Increase (Decrease) in Notes Payable                (7,485)       (49,526)
  Proceeds from Stock Plans                            4,546            768
  Cash Dividends Paid                                (11,514)       (11,456)
                                                     -------        -------

  NET CASH USED IN FINANCING ACTIVITIES              (14,863)       (58,072)

EFFECT OF EXCHANGE RATE CHANGES                       (1,614)          (709)
                                                     -------        -------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                      5,081        (31,234)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                6,729         58,973
                                                     -------        -------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                    $11,810        $27,739
                                                     -------        -------
                                                     -------        -------

INTEREST PAID                                        $ 3,100        $ 3,100
                                                     -------        -------
                                                     -------        -------
INCOME TAXES PAID                                    $11,200        $13,800
                                                     -------        -------
                                                     -------        -------


                              SNAP-ON INCORPORATED

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to a fair statement of results of operations for the thirteen weeks ended April 2, 1994 have been made. Management also believes that the results of operations for the thirteen weeks ended April 2, 1994 are not necessarily indicative of the results to be expected for the full year.

                            ------------------------


This report should be read in conjunction with the consolidated financial statements and related notes included in the Corporation's Annual Report for the year ended January 1, 1994.

                              SNAP-ON INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial comments pertain to the thirteen weeks ended April 2, 1994 and April 3, 1993.

RESULTS OF OPERATIONS

OVERVIEW: Consolidated net sales for the first quarter, 1994 increased 10.4%, while net earnings increased 23.4% from the first quarter, 1993. The results reflected stronger sales from the Corporation's Sun Electric subsidiary, higher sales to U.S. dealers, a continued strong gross profit margin and reduced operating expenses as a percent of sales.

SALES: Net sales increased to $298.8 million compared with $270.7 million for the same period last year. Sales in North America increased to $217.3 million in first quarter, 1994 from $210.5 million in first quarter, 1993 reflecting higher demand for product from U.S. dealers, while the U.S. Industrial segment, Canada and Mexico were flat in comparison to the first quarter, 1993.

Sales outside of North America increased 35.3% to $81.5 million in the first quarter, 1994 from $60.2 million a year ago. European sales continued to reflect growth due to the emission testing equipment business in Germany and increases in the U.K. tool business. Only modest additional revenues are expected from the German emissions business for the balance of the year.

MARGINS: Gross profit margins continued to reflect a stronger mix of higher profit Snap-on manufactured product. As a percent of sales, gross margins were 51.4% in the first quarter, 1994 compared to 51.3% a year ago.

EARNINGS: Earnings per share were $.54 compared with $.44 for the first quarter of 1993.

Operating expenses in the first quarter were $113.9 million versus $108.3 million for the same period last year. As a percentage of net sales, operating expenses dropped to 38.1% versus 40.0% in the first quarter of 1993. Increased expenses resulted from additional commissions on sales related to the German emission program, a higher level of pension expense based on the interest rate assumptions, the inclusion in the quarter of expenses from the J.H. Williams acquisition in late 1993, and professional services associated with an outside consulting contract. Offsetting these increases were reduced costs upon conpletion of the consolidation of inventory from the U.S. branch warehouses to four regional distribution centers, reduced product replacement costs and a lower level of legal expenses.

FINANCIAL CONDITION

OVERVIEW: The Corporation finished the first quarter of 1994 in strong financial condition. Snap-on continues to generate positive cash flow, reduce short-term debt, and increase working capital.

LIQUIDITY: Working capital increased to $562.3 million during the first quarter, up from $546.6 million at the end of 1993. The ratio of current assets to current liabilities was 2.9 to 1 at the end of the quarter, compared with 2.8 to 1 at the end of 1993. Cash and short-term investments stood at $11.8 million at the end of the quarter, compared with $6.7 million at the end of 1993. As of the end of the quarter, the Corporation had bank lines of credit totaling $171.1 million, of which $39.0 million is unused and available for short-term borrowing. Cash from operations coupled with these sources of borrowing, are sufficient to support current and future working capital requirements, finance capital expenditures, and pay dividends.

ACCOUNTS RECEIVABLE: Accounts receivable increased slightly in the first quarter to $542.2 million from $539.9 million at year-end 1993. There have been no material changes to the components of receivables. Most receivables involved customers' extended-credit purchases of higher-value products. Remaining accounts receivable include those from dealers, industrial and international customers, and governments.

INVENTORIES: During the quarter, inventories decreased 2.1%, to $243.9 million, compared with $249.1 million at the end of 1993. In 1993 the Corporation closed its U.S. branch warehouses, consolidating inventory at four major distribution centers. Consolidation at these distribution centers continues to allow the Corporation to reduce inventory levels while maintaining consistent product availability.

LIABILITIES: Short-term debt at the end of the first quarter was $58.8 million compared with $66.3 million at the end of 1993. Debt was reduced by using cash generated from first quarter, 1994 operations and cash on hand at year-end.

Interest expense was $3.0 million for the quarter, up slightly from $2.8 million for the first quarter of 1993 as short-term interest rates rose slightly.

Long-term debt as a percentage of shareholders' equity was 13.9%, compared with 14.2% at the end of 1993. Total long-term debt stands at $99.2 million, down from $99.7 million at year-end 1993. The Corporation has no plans for additional long-term borrowing at this time.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders of the Corporation were asked to vote on three items at its Annual Meeting held on April 22, 1994. Item #1 related to the elections of four director nominees: Bruce S. Chelberg, 35,064,178 for and 292,362 withheld; Roxanne J. Decyk, 35,058,392 for and 298,148 withheld; Arthur L. Kelly, 35,071,690 for and 284,850 withheld; and Raymond F. Farley, 35,071,350 for and 285,190 withheld. Item #2 related to an amendment to the Corporation Restatement of the Certificate of Incorporation to change the Corporation's name from Snap-on Tools Corporation to Snap-on Incorporated. Results were 34,987,174 for, 264,643 against and 104,723 withheld. Item #3 related to the ratification of Arthur Andersen as independent auditors for the 1994 fiscal year. Results were 34,992,915 for, 164,365 against and 199,260 withheld. There were 42,652,946 outstanding shares eligible to vote at the Annual Meeting.






                           PART II.  OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

            ITEM 6(A):  EXHIBITS

            None.

            ITEM 6(B):  REPORTS ON FORM 8-K

            On January 28, 1994, the Corporation's Board of Directors adopted amendments to the Rights Agreement between the Corporation and Harris Trust and Savings Bank, as Rights Agent. The Form 8-K, dated January 28, 1994, reporting these amendments is incorporated herein by reference. No financial statements were filed.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.





                              SNAP-ON INCORPORATED





Date:      5/13/94               /s/R. A. CORNOG
       ---------------        -------------------------------------------------
                              R. A. CORNOG
                              (Chairman, President and Chief Executive Officer)





Date:      5/13/94               /s/G. D. JOHNSON
       ---------------        -------------------------------------------------
                              G. D. JOHNSON
                              (Principal Accounting Officer and Controller)