Form 10-Q
period 1994-07-02
SNAP ON INC
filed 1994-08-15
CIK 91440

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                            ------------------------

                                    FORM 10-Q


          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         --- OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended July 2, 1994
                                    ------------
         Commission File Number 1-7724
                                ------

                             SNAP-ON INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                           39-0622040
- - -------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


 2801 - 80TH STREET, KENOSHA, WISCONSIN    53141-1410
- - -----------------------------------------------------
(Address of principal executive offices)   (zip code)


Registrant's telephone number, including area code:   (414) 656-5200
                                                     ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                       -------    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          CLASS                             OUTSTANDING AT JULY 29, 1994
- - -----------------------------               ----------------------------
Common Stock, $1.00 par value                    42,848,383 Shares




                                                     Page 1 of 11 Pages

                              SNAP-ON INCORPORATED

                                      INDEX


                                                                       PAGE NO.
                                                                       --------

Part I.   Financial Information:

               Consolidated Balance Sheets -
               July 2, 1994 and January 1, 1994                          3-4

               Consolidated Statements of Earnings -
               Thirteen Weeks and Twenty-Six Weeks
               Ended July 2, 1994 and July 3, 1993                        5

               Consolidated Statements of Cash Flows -
               Twenty-Six Weeks Ended July 2, 1994 and
               July 3, 1993                                               6

               Notes to Consolidated Financial Statements                 7

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations             8-9


Part II.  Other Information                                              10

                         PART I.  FINANCIAL INFORMATION


                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)


                                                  (UNAUDITED)
                                                     JULY 2,       JANUARY 1,
                                                      1994           1994
                                                   ----------     ----------

ASSETS
  CURRENT ASSETS
    Cash and Cash Equivalents                      $   19,102     $    6,729
    Receivables Less Allowances                       541,416        539,949
    Inventories:
      Finished Stock                                  195,862        185,260
      Work-in-Process                                  15,899         19,292
      Raw Materials                                    38,430         44,550
                                                   ----------     ----------
        Total Inventories                             250,191        249,102
    Prepaid Expenses                                   58,566         58,818
                                                   ----------     ----------
      Total Current Assets                            869,275        854,598
  PROPERTY AND EQUIPMENT - AT COST
    Land                                               25,233         27,209
    Buildings and Improvements                        143,853        142,438
    Machinery and Equipment                           289,753        282,222
                                                   ----------     ----------
                                                      458,839        451,869
    Less Accumulated Depreciation                    (235,728)      (227,059)
                                                   ----------     ----------
      Total Property and Equipment                    223,111        224,810
  Deferred Income Tax Benefit                          55,357         53,819
  Intangible and Other Assets                          94,792         85,706
                                                   ----------     ----------
        TOTAL ASSETS                               $1,242,535     $1,218,933
                                                   ----------     ----------
                                                   ----------     ----------


                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)




                                                    (UNAUDITED)
                                                      JULY 2,      JANUARY 1,
                                                       1994           1994
                                                    ---------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
    Notes Payable                                   $  60,862      $  66,288
    Accounts Payable                                   39,353         57,280
    Dividends Payable                                  11,565          -
    Accrued Compensation                               28,703         33,515
    Accrued Retirement Plans, Insurance and Other      86,415         80,327
    Accrued Income Taxes                               15,389          8,474
    Dealer Deposits                                    62,161         62,153
                                                   ----------     ----------
      Total Current Liabilities                       304,448        308,037

  Long-Term Debt, Less Current Maturities              99,555         99,683

  Deferred Income Taxes                                 4,491          7,413

  Retiree Health Care Benefits - Long-Term             72,557         70,791

  Pension - Long-Term                                  36,033         31,346
                                                   ----------     ----------
      TOTAL LIABILITIES                               517,084        517,270

SHAREHOLDERS' EQUITY
  Preferred Stock - Authorized 15,000,000 shares
    of $1 par value; none outstanding                   -              -
  Common Stock - Authorized 125,000,000 shares
    of $1 par value; issued -
    July 2, 1994, 43,080,988 shares;
    January 1, 1994, 42,818,696 shares                 43,081         42,819
  Additional Contributed Capital                       60,217         52,153
  Retained Earnings                                   646,339        632,022
  Foreign Currency Translation Adjustment             (14,874)       (16,019)
  Less Treasury Stock (250,000 shares)                 (9,312)        (9,312)
                                                   ----------     ----------
      TOTAL SHAREHOLDERS' EQUITY                      725,451        701,663
                                                   ----------     ----------

      TOTAL LIABILITIES &
      SHAREHOLDERS' EQUITY                         $1,242,535     $1,218,933
                                                   ----------     ----------
                                                   ----------     ----------


                                  SNAP-ON INCORPORATED
                           CONSOLIDATED STATEMENTS OF EARNINGS
                      (Amounts in Thousands Except Per Share Data)
                                       (Unaudited)




                                     THIRTEEN WEEKS ENDED   TWENTY-SIX WEEKS ENDED
                                     --------------------   ----------------------
                                      JULY 2,    JULY 3,      JULY 2,    JULY 3,
                                        1994       1993         1994        1993
                                     --------    --------   --------    --------

Net Sales                            $298,752    $272,718   $597,529    $543,392

Cost of Goods Sold                    142,665     125,879    287,972     257,615
                                     --------    --------   --------    --------

Gross Profit                          156,087     146,839    309,557     285,777

Operating Expenses                    113,375     109,796    227,242     218,088

Other Income (Expense) - Net           (2,368)     (2,592)    (4,728)     (4,133)
                                     --------    --------   --------    --------

Earnings Before Income Taxes           40,344      34,451     77,587      63,556

Income Taxes                           14,245      12,089     28,654      22,690
                                     --------    --------   --------    --------

Net Earnings                         $ 26,099    $ 22,362   $ 48,933    $ 40,866
                                     --------    --------   --------    --------
                                     --------    --------   --------    --------
Earnings Per Weighted
 Average Common Share                $    .61    $    .52   $   1.15    $    .96
                                     --------    --------   --------    --------
                                     --------    --------   --------    --------

Dividends Declared Per
 Common Share (Note 1)               $    .54    $    .54   $    .81    $    .81
                                     --------    --------   --------    --------
                                     --------    --------   --------    --------

Weighted Average Common
 Shares Outstanding                    42,719      42,475     42,719      42,475
                                     --------    --------   --------    --------
                                     --------    --------   --------    --------


                             SNAP-ON INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in Thousands)
                                  (Unaudited)






                                                    TWENTY-SIX WEEKS ENDED
                                                    ----------------------
                                                      JULY 2,     JULY 3,
                                                       1994        1993
                                                     -------      -------

OPERATING ACTIVITIES
 Net Earnings                                        $48,933      $40,866
 Adjustments to Reconcile Net Earnings to
  Net Cash Provided by Operating Activities:
   Depreciation                                       14,498       15,118
   Amortization                                        1,936        1,357
   Deferred Income Taxes                              (5,153)      (2,828)
   Gain on Sale of Assets                                (49)        (194)
 Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Receivables                 (1,468)      25,775
   (Increase) Decrease in Inventories                 (1,089)     (30,442)
   (Increase) Decrease in Prepaid Expenses            (1,773)        (177)
   Increase (Decrease) in Accounts Payable           (17,927)      (8,911)
   Increase (Decrease) in Accruals, Deposits
    and Other Long-Term Liabilities                   15,291       (4,581)
                                                     -------      -------

 NET CASH PROVIDED BY OPERATING ACTIVITIES            53,199       35,983

INVESTING ACTIVITIES
 Capital Expenditures                                (19,909)     (16,544)
 Disposal of Property and Equipment                    7,159        1,689
 (Increase) Decrease in Other Noncurrent Assets       (8,995)        (937)
                                                     -------      -------

 NET CASH USED IN INVESTING ACTIVITIES               (21,745)     (15,792)

FINANCING ACTIVITIES
 Increase (Decrease) in Long-Term Debt                   (75)       5,495
 Increase (Decrease) in Notes Payable                 (5,426)     (42,797)
 Proceeds from Stock Plans                             8,326        4,258
 Cash Dividends Paid                                 (23,052)     (22,927)
                                                     -------      -------

 NET CASH USED IN FINANCING ACTIVITIES               (20,227)     (55,971)

EFFECT OF EXCHANGE RATE CHANGES                        1,146       (3,380)
                                                     -------      -------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                     12,373      (39,160)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                6,729       58,973
                                                     -------      -------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                    $19,102      $19,813
                                                     -------      -------
                                                     -------      -------



Interest paid during the first six months was approximately $6.1 million compared with $6.0 million for the first six months of 1993. Income tax payments for the first six months, 1994 were approximately $28.8 million compared with $34.2 million for the same period last year.

                             SNAP-ON INCORPORATED

             NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


1. Snap-on Incorporated normally declares and pays in cash four regular, quarterly dividends. However, the third quarter dividend in each year is declared in June, giving rise to two regular quarterly dividends appearing in the second quarter statements and correspondingly, three regular quarterly dividends appearing in the first twenty-six weeks' statements.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to a fair statement of results of operations for the twenty-six weeks ended July 2, 1994 have been made. Management also believes that the results of operations for the twenty-six weeks ended July 2, 1994 are not necessarily indicative of the results to be expected for the full year.


                        ------------------------------


This report should be read in conjunction with the consolidated financial statements and related notes included in Snap-on Incorporated's Annual Report for the year ended January 1, 1994.

                             SNAP-ON INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW: Consolidated net sales for the second quarter 1994 increased 9.5%, while net earnings increased 16.7% from the second quarter last year. Six month consolidated net sales rose 10.0% while net earnings increased 19.7% from a year ago. The results reflected continued sales improvement from the Corporation's Sun Electric subsidiary, higher sales to U.S. dealers, a continued strong gross profit margin, and improved operating expenses as a percentage of sales.

SALES: Net sales for the second quarter were $298.8 million compared with $272.7 million for the second quarter last year. Six month consolidated net sales were $597.5 million, up from $543.4 million for the same period in 1993.

North American sales for the second quarter 1994 increased 6.8% to $235.4 million from the $220.5 million reported during the second quarter last year. Six month North American sales were $452.7 million, or about 5.0% increase over the same period last year.

Sales outside of North America increased 21.4% to $63.4 million in the second quarter 1994 from $52.2 million a year ago. Sales for the first six months of 1994 were $144.8 million, a 29.0% improvement from the $112.2 million reported in 1993. European sales for the second quarter were up 23.0% and continued to benefit from sales related to the German emissions program which is now substantially complete. As planned, a lower level of emissions equipment sales were realized in the second quarter 1994 when compared with the first quarter 1994.

EARNINGS: On a per share basis, second quarter earnings increased to $.61, up from $.52 in the same period last year. Earnings per share for the first six months of 1994 were $1.15 compared to $.96 for the first six months in 1993.

OPERATING EXPENSES: Operating expenses in the second quarter 1994 were $113.4 million versus $109.8 million in the second quarter 1993. As a percentage of net sales, operating expenses dropped to 38.0% from 40.3% in the second quarter of 1993 including reduced legal expense for the quarter. Operating expenses for the first six months were $227.2 versus $218.1 million for the same period last year. As a percentage of net sales, operating expenses decreased to 38.0% from 40.1% for the first six months of 1993.

FINANCIAL CONDITION

OVERVIEW: Snap-on Incorporated finished the second quarter in strong financial condition. The Corporation continues to generate positive cash flow, reduce short-term debt, and increase working capital.

LIQUIDITY: Working capital increased to $564.8 million during the quarter from $546.6 million at the end of 1993. The ratio of current assets to current liabilities was 2.9 to 1 at the end of the quarter compared with 2.8 to 1 at the end of 1993. Cash and short-term investments increased to $19.1 million at the end of the second quarter 1994 from $6.7 million at the end of 1993. At the end of the quarter, the Corporation had bank lines of credit totaling $170.0 million that required compensating balances, of which $34.1 million was unused and available for short-term borrowings. Cash from operations, coupled with these sources of borrowing, are sufficient to support current and future working capital requirements, finance capital expenditures, and pay dividends.

ACCOUNTS RECEIVABLE: Accounts receivable increased slightly in the second quarter to $541.4 million compared to $539.9 million at the end of 1993. Most receivables involved customers' extended credit purchases of higher-value products. Remaining receivables included those from dealers, industrial and international customers, and government.

INVENTORIES: Inventories increased slightly during the first six months to $250.2 million, up from $249.1 million at the end of 1993. The increase was mainly due to expansion in our international and equipment markets.

LIABILITIES: Short-term debt at the end of the second quarter was $60.9 million compared with $66.3 million at the end of 1993. Long-term debt as a percentage of shareholders' equity was 13.7% compared with 14.2% at the end of 1993. Total long-term debt stands at $99.6 million down from $99.7 million at year-end 1993. The Corporation has no plans for additional long-term debt at this time.

INTEREST EXPENSE: Interest expense for the second quarter 1994 was $3.2 million compared with $2.6 million for the same period last year. For the first six months, interest expense was $6.2 million compared with $5.4 million last year. The reason for the increase is due to the rise in short-term interest rates.

EFFECTIVE TAX RATE: The effective tax rate was 35.3% for the quarter and 36.9% year-to-date, compared with 35.1% and 35.7% for the same periods last year.

                          PART II.  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

        ITEM 6(A):  EXHIBITS

        None.

        ITEM 6(B):  REPORTS ON FORM 8-K

        No reports on Form 8-K for the three months ended July 2, 1994 were required to be filed.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.





                         SNAP-ON INCORPORATED





Date: 8-15-94            /s/ R. A. CORNOG
      -------            -------------------------------------------------
                         R. A. CORNOG
                         (Chairman, President and Chief Executive Officer)





Date: 8-15-94            /s/ G. D. JOHNSON
      -------            -------------------------------------------------
                         G. D. JOHNSON
                         (Principal Accounting Officer and Controller)