Form 10-Q
period 1994-10-01
SNAP ON INC
filed 1994-11-14
CIK 91440

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                       ----------------------------------

                                    FORM 10-Q


                 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                --- OF THE SECURITIES EXCHANGE ACT OF 1934

                For Quarterly Period Ended OCTOBER 1, 1994
                                           ---------------

                Commission File Number 1-7724
                                       ------


                               SNAP-ON INCORPORATED
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                            39-0622040
- - - - -------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


 2801 - 80th Street, Kenosha, Wisconsin    53141-1410
- - - - ------------------------------------------------------
(Address of principal executive offices)   (zip code)


Registrant's telephone number, including area code:   (414) 656-5200
                                                     ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                           Outstanding at October 28, 1994
- - - - -------------------------------------          --------------------------------
Common Stock, $1.00 par value                            42,865,796 Shares




                                                            Page 1 of 11 Pages

                              SNAP-ON INCORPORATED

                                      INDEX


                                                                    Page No.
                                                                    --------

Part I.          Financial Information:

                     Consolidated Balance Sheets -
                     October 1, 1994 and January 1, 1994              3-4

                     Consolidated Statements of Earnings -
                     Thirteen Weeks and Thirty-Nine Weeks
                     Ended October 1, 1994 and October 2, 1993         5

                     Consolidated Statements of Cash Flows -
                     Thirty-Nine Weeks Ended October 1, 1994
                     and October 2, 1993                               6

                     Notes to Consolidated Financial Statements        7

                     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations    8-9


Part II.         Other Information                                    10

                         PART I.  FINANCIAL INFORMATION


                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)


                                                 (Unaudited)
                                                 October 1,    January 1,
                                                    1994          1994
                                                 ----------    ----------
ASSETS
  CURRENT ASSETS
    Cash and Cash Equivalents                    $   12,802   $    6,729
    Receivables Less Allowances                     538,522      539,949

    Inventories:
      Finished Stock                                195,200      185,260
      Work-in-Process                                18,214       19,292
      Raw Materials                                  39,339       44,550
                                                 ----------   ----------
        Total Inventories                           252,753      249,102

    Prepaid Expenses and Other Assets                62,046       58,818
                                                 ----------   ----------
      Total Current Assets                          866,123      854,598

  PROPERTY AND EQUIPMENT - AT COST
    Land                                             18,756       27,209
    Buildings and Improvements                      129,373      142,438
    Machinery and Equipment                         284,237      282,222
                                                 ----------   ----------
                                                    432,366      451,869
    Less Accumulated Depreciation                  (232,646)    (227,059)
                                                 ----------   ----------
      Total Property and Equipment                  199,720      224,810

  Deferred Income Tax Benefit                        58,011       53,819

  Intangible and Other Assets                        87,381       85,706
                                                 ----------   ----------

        TOTAL ASSETS                             $1,211,235   $1,218,933
                                                 ----------   ----------
                                                 ----------   ----------


        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)


                                                     (Unaudited)
                                                     October 1,    January 1,
                                                        1994          1994
                                                     ----------    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
    Notes Payable                                    $   25,131    $   66,288
    Accounts Payable                                     37,231        57,280
    Accrued Compensation                                 32,965        33,515
    Accrued Retirement Plans, Insurance and Other        82,215        80,327
    Accrued Income Taxes                                 11,852         8,474
    Dealer Deposits                                      62,645        62,153
                                                     ----------    ----------
      Total Current Liabilities                         252,039       308,037

  Long-Term Debt, Less Current Maturities                88,430        99,683

  Deferred Income Taxes                                   4,625         7,413

  Retiree Health Care Benefits - Long-Term               73,732        70,791

  Pension - Long-Term                                    38,887        31,346
                                                     ----------    ----------
      TOTAL LIABILITIES                                 457,713       517,270

SHAREHOLDERS' EQUITY
  Preferred Stock - Authorized 15,000,000 shares
    of $1 par value; none outstanding                     -             -
  Common Stock - Authorized 125,000,000 shares
    of $1 par value; issued and outstanding -
    October 1, 1994, 42,860,668 shares;
    January 1, 1994, 42,818,696 shares                   43,111        42,819
  Additional Contributed Capital                         61,052        52,153
  Retained Earnings                                     669,039       632,022
  Foreign Currency Translation Adjustment               (10,368)      (16,019)
  Less:  Treasury Stock (250,000 shares)                 (9,312)       (9,312)
                                                     ----------    ----------

      TOTAL SHAREHOLDERS' EQUITY                        753,522       701,663
                                                     ----------    ----------

      TOTAL LIABILITIES &
      SHAREHOLDERS' EQUITY                           $1,211,235    $1,218,933
                                                     ----------    ----------
                                                     ----------    ----------


        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in Thousands Except Per Share Data)
                                   (Unaudited)

                                              Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                             ----------------------        ------------------------
                                             October 1,     October 2,     October 1,     October 2,
                                                1994           1993           1994           1993
                                             ----------     ----------     ----------     ----------

Net Sales                                     $278,359       $271,096       $875,888       $814,488

Cost of Goods Sold                             137,588        130,337        425,560        387,952
                                              --------       --------       --------       --------

Gross Profit                                   140,771        140,759        450,328        426,536

Operating Expenses                             108,924        106,050        336,166        324,138

Other Income (Expense) - Net                     1,536         (3,355)        (3,192)       (7,488)
                                              --------       --------       --------       --------

Earnings Before Income Taxes                    33,383         31,354        110,970         94,910

Income Taxes                                    10,677         10,818         39,331         33,508
                                              --------       --------       --------       --------

Net Earnings                                  $ 22,706       $ 20,536       $ 71,639       $ 61,402
                                              --------       --------       --------       --------
                                              --------       --------       --------       --------

Earnings Per Weighted
 Average Common Share                         $    .53       $    .48       $   1.68       $   1.44
                                              --------       --------       --------       --------
                                              --------       --------       --------       --------

Dividends Declared Per
 Common Share (Note 3)                        $    -         $    -         $    .81       $    .81
                                              --------       --------       --------       --------
                                              --------       --------       --------       --------

Weighted Average Common
 Shares Outstanding                             42,765         42,552         42,765         42,552
                                              --------       --------       --------       --------
                                              --------       --------       --------       --------



        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                      Thirty-Nine Weeks Ended
                                                      -----------------------
                                                      October 1,    October 2,
                                                         1994          1993
                                                      ----------    ----------

CASH PROVIDED FROM OPERATIONS
  Net Earnings                                         $ 71,639     $ 61,402
    Depreciation                                         20,741       21,993
    Amortization                                          2,702        2,057
    Deferred Income Taxes                                (8,046)      (6,212)
    Gain on Sale of Assets                                  (76)        (402)
    Gain on Disposition of Business                      (2,804)        -
  Changes in Operating Assets and Liabilities:
    Decrease in Receivables                               1,507        4,347
    (Increase) Decrease in Inventories                    1,637      (51,352)
    Increase in Prepaid Expenses                         (7,054)     (12,021)
    Decrease in Accounts Payable                        (20,180)      (3,780)
    Increase (Decrease) in Accruals, Deposits
     and Other Long-Term Liabilities                     15,710       (6,944)
                                                        -------      -------

  NET CASH PROVIDED BY OPERATING ACTIVITIES              75,776        9,088

INVESTING ACTIVITIES
  Capital Expenditures                                  (27,287)     (22,423)
  Acquisition of Business                                (4,141)     (14,645)
  Disposition of Business                                26,611         -
  Disposal of Property and Equipment                      9,178        5,933
  Increase in Other Noncurrent Assets                    (4,681)        (799)
                                                        -------      -------

  NET CASH USED IN INVESTING ACTIVITIES                    (320)     (31,934)

FINANCING ACTIVITIES
  Payment of Long-Term Debt                                (578)        (978)
  Increase in Long-Term Debt                                196        8,478
  Increase (Decrease) in Notes Payable                  (42,111)       2,409
  Proceeds from Stock Plans                               9,191       10,150
  Cash Dividends Paid                                   (34,623)     (34,453)
                                                        -------      -------

  NET CASH USED IN FINANCING ACTIVITIES                 (67,925)     (14,394)

EFFECT OF EXCHANGE RATE CHANGES                          (1,458)      (4,861)
                                                        -------      -------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                         6,073      (42,101)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                                     6,729       58,973
                                                        -------      -------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                       $12,802      $16,872
                                                        -------      -------
                                                        -------      -------



        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. This report should be read in conjunction with the consolidated financial statements and related notes included in Snap-on Incorporated's Annual Report for the year ended January 1, 1994.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of results of operations for the thirteen and thirty-nine weeks ended October 1, 1994 have been made. Management also feels that the results of operations for the thirteen and thirty-nine weeks ended October 1, 1994 are not necessarily indicative of the results to be expected for the full year.

2. Snap-on Incorporated normally declares and pays in cash four regular, quarterly dividends. However, the third quarter dividend in each year is declared in June, giving rise to two regular quarterly dividends appearing in the second quarter statements and, correspondingly, three regular quarterly dividends appearing in the first twenty-six weeks' statements.

3. Income taxes paid for the nine-month periods ended October 1, 1994 and October 2, 1993 were $47.6 million and $52.5 million, respectively.

4. Interest paid for the nine-month periods ended October 1, 1994 and October 2, 1993 was $8.7 million and $8.8 million, respectively.

5. On September 14, 1994, the Company acquired the assets and assumed certain liabilities of Wheel Tronic, Inc., a division of Derlan Manufacturing, Inc. Wheel Tronic manufactures high-quality, above-ground lifts for the automotive repair market. Pro forma results of operations are not shown as the effect would not be material.

6. Systems Control, Inc., acquired as part of the Sun Electric purchase in 1992, was sold on September 29, 1994. This divestiture resulted in a pretax gain of $2.8 million and contributed $.05 to earnings per share for the quarter. The sale of this business did not have a significant impact on the Company's financial position and will not significantly impact ongoing results of operations.

7. On November 10, 1994, the Company acquired Sioux Tools, Inc., a leading maker of portable electric and pneumatic tools primarily for the industrial market. Pro forma results of operations are not shown as the effect would not be material.

                            -------------------------

                              SNAP-ON INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW: Net earnings for the third quarter of 1994 rose 10.6% from the third quarter last year, on a net sales increase of 2.7%. The sale of Systems Control, Inc. contributed $.05 to earnings per share in the quarter. Nine-month 1994 net earnings increased 16.7%,on a net sales increase of 7.5%. Third quarter gross profit margins remained strong, but declined slightly from a year ago due primarily to lower manufacturing activity levels to reduce inventories.

SALES: Net sales for the third quarter were $278.4 million compared with $271.1 million for the third quarter last year. Nine-month net sales were $875.9 million, up from $814.5 million for the same period in 1993.

North American sales for the third quarter 1994 increased 4.9% to $227.0 million from the $216.5 million reported during the third quarter last year. Nine-month North American sales were $679.7 million, or a 5.0% improvement over the same period last year. The core transportation and equipment business in the United States remained solid with a 5% sales increase in the quarter. For the quarter, Canadian sales were up 2% in U.S. dollars and 7% in local currency.

European sales decreased 17.5% to $34.4 million in the third quarter 1994 from $41.7 million a year ago. The year-ago quarter included sales related to Germany's emissions-testing program, which began in September 1993 and was completed during the second quarter 1994. European sales for the first nine months were $150.2 million, or a 16.4% improvement from the $129.1 million reported in 1993. Sales for the first six months of 1994 benefited from Germany's emissions-testing program.

Other International sales improved 31.0% to $16.9 million in the third quarter 1994 from $12.9 million in 1993. For the first nine months of 1994, Other International sales increased 21.7% to $46.0 million from $37.8 million.

EARNINGS: On a per share basis, third quarter earnings increased to $.53 up from $.48 in the same period last year. Earnings per share for the first nine months of 1994 rose to $1.68 from $1.44 in 1993. The sale of Systems Control, Inc. contributed $.05 to earnings per share for the quarter. (See note number 6.)

OTHER INCOME AND EXPENSES: During the quarter, the Company benefited from the sale of Systems Control, Inc., a subsidiary of Sun Electric and a provider of centralized emissions testing services. The pretax gain on the sale amounted to $2.8 million.

OPERATING EXPENSES: Operating expenses in the third quarter 1994 were $108.9 million versus $106.1 million in the third quarter 1993. As a percentage of net sales, third quarter operating expenses were 39.1% in both 1994 and 1993. Operating expenses for the first nine months were $336.2 versus $324.1 million for the same period last year. As a percentage of net sales, nine-month operating expenses decreased to 38.4% from 39.8% in 1993.

FINANCIAL CONDITION

OVERVIEW: Snap-on Incorporated finished the third quarter in strong financial condition. The Company continues to generate positive cash flow, reduce short-term debt, and increase working capital.

LIQUIDITY: Working capital increased to $614.1 million during the quarter from $546.6 million at the end of 1993. The ratio of current assets to current liabilities was 3.4 to 1 at the end of the quarter compared with 2.8 to 1 at the end of 1993. Cash and short-term investments increased to $12.8 million at the end of the third quarter from $6.7 million at the end of 1993. At the end of the quarter, the Company had contractually committed bank lines of credit totaling $150 million, of which $49.9 million was unused and available for short-term borrowings. Cash from operations, coupled with these sources of borrowing, are sufficient to support current and future working capital requirements, finance capital expenditures, and pay dividends.

In addition, on September 23, 1994, the Company filed a $300 million shelf registration of debt securities with the SEC that gives the Company financing flexibility to operate the business.

ACCOUNTS RECEIVABLE: Accounts receivable decreased slightly in the third quarter to $538.5 million compared to $539.9 million at the end of 1993. The majority of accounts receivable involve customers' extended credit purchases of higher-value products. Other receivables include those from dealers, industrial and international customers, and government.

INVENTORIES: Inventories increased slightly during the first nine months to $252.8 million, up from $249.1 million at the end of 1993.

LIABILITIES: Short-term debt at the end of the third quarter was $25.6 million compared with $68.3 million at the end of 1993. Long-term debt as a percentage of shareholders' equity was 11.7% compared with 14.2% at the end of 1993. Total long-term debt stands at $88.4 million down from $99.7 million at year-end 1993. The Company has no plans for additional long-term debt at this time.

INTEREST EXPENSE: Interest expense for the third quarter 1994 was $2.9 million compared with $2.6 million for the same period last year. For the first nine months, interest expense was $9.1 million compared with $8.0 million last year. The increase is due to the rise in short-term interest rates.

EFFECTIVE TAX RATE: The effective tax rate was 32.0% for the quarter and 35.4% year-to-date, compared with 34.5% and 35.3% for the same periods last year. The lower rate for the quarter was related to the sale of Systems Control, Inc. (see note number 6), reduced state income taxes as a percentage of consolidated net income and a reduction in foreign losses without tax benefits.

                           PART II.  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     ITEM 6(A):  EXHIBITS

     None.

     ITEM 6(B):  REPORTS ON FORM 8-K

     No reports on Form 8-K for the three months ended October 1, 1994 were required to be filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.





                              SNAP-ON INCORPORATED






Date:   November 14, 1994     /s/ R. A. CORNOG
       --------------------   ------------------------------------------------
                              R. A. CORNOG
                              (Chairman, President and Chief Executive Officer)





Date:   November 14, 1994     /s/ G. D. JOHNSON
       --------------------   ------------------------------------------------
                              G. D. JOHNSON
                              (Principal Accounting Officer and Controller)