Form 10-K
SNAP ON INC
filed 1995-03-27
CIK 91440

                              SNAP-ON INCORPORATED

                                 1994 FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
                   For the fiscal year ended December 31, 1994
                          Commission File Number 1-7724

                              SNAP-ON INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)

    DELAWARE                                               39-0622040
----------------                                       ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

2801 - 80th Street, Kenosha, Wisconsin                    53141-1410
--------------------------------------                 ----------------
(Address of principal executive offices)                  (ZIP Code)

Registrant's telephone number, including Area Code - (414) 656-5200

Securities registered pursuant to Section 12(b) of the Act:

      Title of each Class                   Name of Exchange on which registered
-------------------------------             ------------------------------------
Common stock, $1 par value                        New York Stock Exchange
Preferred stock purchase rights                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X     No
                            ---        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ______.

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1995, with a closing price per share on that date of $34.00.

              Common Stock, Par Value $1 Per Share, $1,435,397,074

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1995.

             Common Stock, Par Value $1 Per Share, 42,217,561 Shares

                  Shares Preferred Stock Purchase Rights, NONE.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1994, are incorporated by reference into Parts I, II and IV of this report.

Portions of the Corporation's Proxy Statement, dated March 24, 1995, prepared for the Annual Meeting of Shareholders scheduled for April 28, 1995, are incorporated by reference into Part III of this report.

Exhibit Index Page 15                                  Page 1 of 99 Pages

                              SNAP-ON INCORPORATED
                                 1994 FORM 10-K


                              TABLE OF CONTENTS                            Page
                              -----------------                            ----
                                     PART I

Item   1.   Business                                                          3
Item   2.   Description of Properties                                         9
Item   3.   Legal Proceedings                                                 9
Item   4.   Submission of Matters to a Vote of Security Holders               9

                                     PART II
Item   5.   Market for Registrant's Common Equity and Related Stockholder
            Matters                                                          10
Item   6.   Selected Financial Data                                          10
Item   7.   Management Discussion and Analysis of Financial Condition and
            Results of Operations                                            10
Item   8.   Financial Statements and Supplementary Data                      10
Item   9.   Disagreements on Accounting and Financial Disclosure             10

                                    PART III

Item   10.  Directors and Officers of Registrant                             10
Item   11.  Executive Compensation                                           10
Item   12.  Security Ownership of Certain Beneficial Owners and Management   10
Item   13.  Certain Relationships and Related Transactions                   10

                                     PART IV

Item   14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  11

Auditor's Reports                                                            12

Signature Pages                                                              13

Financial Schedule                                                           16

PART I

ITEM 1:  BUSINESS OVERVIEW

Snap-on Incorporated (the "Corporation") was incorporated under the laws of the State of Wisconsin in 1920 and reincorporated under the laws of the State of Delaware in 1930. Its corporate headquarters is located in Kenosha, Wisconsin.

The Corporation, which is in a single line of business, is a leading manufacturer and distributor of high-quality hand tools, power tools, tool storage products, diagnostics and shop equipment and information services, primarily for use by professional technicians. In addition to individual automotive technicians, shop owners and other professional tool users, the Corporation's products are marketed to industrial and governmental entities, as well as to original equipment manufacturers.

The Corporation is a multinational corporation with operations in several countries, including the United States, Australia, Belgium, Brazil, Canada, France, Germany, Japan, Mexico, Puerto Rico, the Netherlands, New Zealand, Taiwan and the United Kingdom.

The Corporation conducts its business through four principal operating groups:

- SNAP-ON TOOLS focuses on the development and sale of products and services through the Corporation's worldwide dealer direct sales programs to automotive and transportation technicians. Subsidiaries manage dealer operations in several countries outside the United States.

- SNAP-ON DIAGNOSTICS focuses on the development and sale of diagnostics and shop equipment to automotive service and repair shops. Subsidiaries associated with this operating group are: Sun Electric Corporation ("Sun"), a leading producer of diagnostics and service equipment; Balco, Inc., a developer of engine diagnostic and wheel-balancing equipment; and Wheeltronic Ltd. ("Wheeltronic"), a manufacturer of hoists and lifts for automotive service shops;

- SNAP-ON INDUSTRIAL focuses on the development and sale of industrial tools and equipment through a direct sales force as well as through industrial distributors and other channels. Subsidiaries associated with this operating group include: J. H. Williams Company ("Williams"), a manufacturer of hand tools; A.T.I. Tools, Inc. ("ATI"), a producer of tools and equipment for aerospace and industrial applications; and Sioux Tools, Inc. ("Sioux"), a manufacturer of power tools;

- SNAP-ON FINANCIAL SERVICES, INC., through its Snap-on Credit Corporation subsidiary, is responsible for certain credit and non-credit services used to support sales and provide dealer financing options. Credit programs support the sale of the Corporation's products and services, especially higher-value products such as diagnostics and other shop equipment.

In recent years, the Corporation has expanded its product line and marketing programs to address additional customer tool and equipment needs and to expand internationally. The Corporation also has entered into agreements with and has made investments (including minority investments) in information and technology firms to strengthen its position as a leading supplier of hardware and software for automotive service and repair.

In addition to direct sales to individual technicians, shop owners, industrial and other customers at their places of business through mobile van dealers and employee sales representatives, other methods of marketing and distribution include both direct and indirect sales to industrial and government customers and indirect sales through foreign distributors.

PRODUCTS AND SERVICES

The Corporation offers a broad product line which it divides into four groups -- hand tools, power tools, tool storage products, and diagnostics and shop equipment.

Following is a discussion of the four product groups:

HAND TOOLS -- Includes wrenches, screwdrivers, sockets, pliers, ratchets and other similar products; and instruments developed for medical applications and for the manufacture and servicing of electronic equipment. The Stanley Works, Danaher Corporation, Cooper Industries and Strafor Facom are some of the many manufacturers of hand tools.

POWER TOOLS -- Includes pneumatic (air), cord-free (battery) and corded (electric) tools such as impact wrenches, ratchets, chisels, drills, sanders, polishers and similar products. Makita Corporation, Atlas Copco AB, Ingersoll-Rand Company and The Black & Decker Corporation are some of the many manufacturers in this product category.

TOOL STORAGE PRODUCTS -- Includes tool chests, roll cabinets and other similar products for automotive, industrial, aerospace and other storage applications. Stanley, Danaher, Waterloo Industries (a division of American Brands, Inc.) and Kennedy Manufacturing Company are some of the many manufacturers of tool storage products.

DIAGNOSTICS AND SHOP EQUIPMENT -- Includes hardware and software solutions for diagnosis and service of automotive and industrial equipment. Products include: engine and emissions analyzers, transmission troubleshooting equipment, air conditioning service equipment, brake service equipment, wheel balancing and alignment equipment, battery chargers and lifts and hoists used in repair shops. Also included are service and repair information services. Automotive Diagnostics (a division of SPX Corporation), Hunter Engineering Company, Inc., Robert Bosch GmbH and Danaher are among the many other manufacturers in this market.

The Corporation supports the sale of its diagnostic and shop equipment by offering training programs to technician customers. These programs offer certification in both specific automotive technologies and in the application of specific diagnostic equipment developed and marketed by the Corporation and its subsidiaries.

The Corporation exited the market for centralized automotive emissions testing services in 1994 with the sale of its Systems Control subsidiary, acquired as part of the Sun purchase in 1992.

Table 1 shows the approximate percentage of total consolidated sales for each of the Corporation's product groups in each of the past three years, including the contributions of Sun in the fourth quarter of 1992 and full year 1993 and 1994.

TABLE 1 CONSOLIDATED SALES


PRODUCT GROUP % OF SALES      1994      1993      1992

Hand Tools                    38%       37%       43%
Power Tools                    7%        7%        8%
Tool storage products         11%       11%       13%
Diagnostics/Shop              44%       45%       36%


The Corporation believes this analysis is representative of its consolidated net sales mix worldwide.

Sales in the diagnostics/shop equipment product group include technical training services and revenues for contracted emissions-testing services for various governmental entities prior to the sale of Systems Control in 1994.

MARKETS SERVED

GEOGRAPHIC MARKETS SERVED -- Products and services are marketed and distributed in more than 100 countries directly through the Snap-on and SNAP-ON/SUN TECH SYSTEMS sales organizations or indirectly through industrial distributors and foreign distributors. Table 2 shows the approximate percentage of sales by geographic market for the past three years.

TABLE 2 CONSOLIDATED SALES


MARKETS % OF SALES            1994      1993      1992

North American Sales          79%       78%       85%
European Sales                16%       18%       11%
Other Sales                    5%        4%        4%


The acquisition of Sun in the fourth quarter of 1992 significantly raised the percentage of sales outside North America. For further information on the Corporation's international and domestic operations, see Note 13 on page 36 of the Corporation's 1994 Annual Report, incorporated herein by reference.

MARKET SECTORS SERVED -- The Corporation markets and distributes primarily to two market sectors, in both the U.S. and internationally:

- The professional market of individual technicians as well as automotive service and repair shops, including independent, chain and dealership facilities.

- The industrial market for tools and equipment used in manufacturing and industrial maintenance and repair, as well as tools included with products sold by original equipment manufacturers ("OEM") as instrumentation or used in OEM and distributor equipment service programs.

Table 3 shows the approximate percentage of total sales for the last three years for these sectors as well as for sales to foreign distributors, who sell to the same types of customers the Corporation serves in the United States.

TABLE 3 CONSOLIDATED SALES


MARKET SECTOR % OF SALES      1994      1993      1992

Professional                  82%       83%       79%
Industrial                    17%       15%       18%
Foreign Distributor            1%        2%        3%


PROFESSIONAL SECTOR

The professional sector has two primary customer groups: professional technicians who purchase tools and equipment for themselves, and shop owners and managers who purchase equipment for use by multiple technicians within a service or repair facility. Following is a discussion of the characteristics of these customers and the Corporation's position in their markets.

PROFESSIONAL TECHNICIANS -- The Corporation markets its products and services to professional technicians worldwide primarily through its dealer van distribution system. It provides innovative tools and equipment to meet technicians' evolving needs, as well as technical sales support and training to meet the information and technology needs of the professional technician.

Professional technician customers demand the highest quality tools and equipment in terms of function, reliability, productivity, appearance and service. Most professional technicians, particularly in the transportation service industry, are paid based on a flat rate and buy their own tools. Thus, these customers value the time-and-place utility offered by the Corporation's mobile van distribution system and productivity advantages of professional-quality tools.

The Corporation's success with professional technicians is believed to be due to its high-quality products, its extensive product line, its dealer and dealer-related marketing and sales programs, its frequent call schedule, the availability of financing for major purchases, product warranties and service and repair programs.

The Corporation has a strong presence in this sector, although its U.S. and worldwide market shares cannot accurately be determined. Stanley and Danaher are active in the mobile dealer van channel through their MAC Tools and Matco operations, respectively. Other van operations include Vulcan and The Cornwell Quality Tools Company. Additionally, technicians purchase products from other sources, including wholesalers, hardware stores and retail outlets such as Sears Roebuck and Co.

For the reasons stated earlier, the Corporation's focus in this sector generally is on service and product quality, performance and productivity. Other suppliers, outside the dealer van channel, generally compete on price.

Major challenges for the Corporation and the industry include slower automotive technician turnover, improved vehicle quality which reduces service and repair demand, general economic conditions and increased competition within the mobile dealer van channel during the past decade.

SHOP OWNERS -- Through its dealers and sales representatives, the Corporation serves owners and managers of shops where technicians work with tools, equipment and diagnostic products.

The needs of these customers are increasingly driven by technological innovation and government regulation. In order to remain competitive, shop owners must purchase a growing array of sophisticated, specialized equipment that enables their shops to service and repair computerized automotive systems and to comply with vehicle environmental and safety regulations. The ability to recruit and retain professional technicians also depends on the quality and sophistication of the equipment and service and repair information available in shops.

The Corporation is continually expanding its line of automotive diagnostic and shop equipment to address needs in this market sector, and to expand its customer base and grow its sales.

INDUSTRIAL SECTOR

The Corporation markets its products to a wide variety of industrial customers, including industrial maintenance and repair facilities; manufacturing and assembly operations; industrial distributors; government facilities; schools; and original equipment manufacturers who require instrumentation or service tools and equipment for their products.

Customers in the industrial sector have different needs and base their purchase decisions on a variety of factors. Small- to mid-sized manufacturers and industrial and government maintenance and repair shops and motor pools often prefer the consultative advantages of direct selling and make their purchase decisions based on quality, breadth of product offering, and service. Larger manufacturing operations often prefer the economies and efficiencies of buying through industrial distributors. For such large, high-volume customers, key purchase factors include competitive pricing, one-stop shopping, single point invoicing, and on-time delivery.

In addition to tool and equipment manufacturers previously listed, companies involved in the industrial sector include industrial distribution houses such as W.W. Grainger, Inc. and McMaster Carr Supply Company. While the Corporation's tool and storage equipment lines are among the largest offered for industrial applications, they are only two of several categories of products these other companies offer. Additionally, the Corporation's ability to provide value-added services such as tool control programs, training, and special tools in its direct-sales segment should also result in market penetration.

Major challenges in the industrial market include a highly competitive, cost-conscious environment, as well as an increase in new technologies. The Corporation believes it is currently a relatively small participant in the market for industrial tools and equipment. However, the Corporation also believes its ability to address the industrial distribution channel through Williams and Sioux will result in increased market penetration over the next decade.

DISTRIBUTION

The Corporation serves customers through direct and indirect sales channels, each of which are described more fully below.

SNAP-ON TOOLS
                                     DEALERS
Marketing worldwide to professional technicians and shop owners is conducted primarily through the mobile dealer van system. Dealers operate from van-type vehicles, which house their inventory, and sell the Corporation's products to customers, primarily auto technicians and shop owners, at their places of business. Dealers purchase the products made available to them at a discount from suggested retail prices and resell them to customers at prices of the dealers' choosing. Revolving account sales typically comprise a significant percentage of dealer sales.

The Corporation's dealers are entitled to purchase and sell SNAP-ON brand products and products contained in the SNAP-ON catalogs; the Corporation also sells and/or distributes its products through a national accounts program. In the U.S., SUN brand products are sold only through the SNAP-ON/SUN Tech Systems sales force (Tech Reps), which is described more fully later, and a national accounts program. Internationally, SUN products are sold by subsidiaries and through distributors. Dealers are encouraged to provide sales leads to Tech Reps. Under certain conditions, dealers participate in the proceeds of sales of SUN brand equipment and sales made under national account programs.

Although some dealers have sales areas defined by other methods, most dealers and all new U.S. dealers are provided a list of calls -- addresses or places of business -- which serve as the basis of the dealer's sales route. Weekly dealer calls on customers for both service and sales solicitation are essential elements of the Corporation's dealer-marketing program.

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

                              FOREIGN DISTRIBUTORS
Sales to the Corporation's foreign distributors are made by its subsidiary, Snap-on Tools International, Ltd., in those countries where the Corporation does not have subsidiary operations. These foreign distributors operate under license or contract with the Corporation. Their customers may include industrial and governmental entities as well as individual technicians and shop owners. These sales were not material to the Corporation's total sales in 1994.

SNAP-ON DIAGNOSTICS

Marketing of higher-value diagnostics and shop equipment in the United States is conducted primarily through the SNAP-ON/SUN Tech Systems group. In addition, SUN brand equipment is marketed in Europe through both a direct sales force and distributors and, in Canada, through distributors.

                              TECHNICAL SPECIALISTS
Technical Specialists, or Tech Reps, are employees of the Corporation trained in the operation and sales of certain sophisticated diagnostic and shop equipment. They are compensated primarily on the basis of commission. Tech Reps help dealers demonstrate and sell technically complex equipment and train dealers' customers in how to use it. Dealers receive a smaller discount than their normal discount on the Corporation's suggested retail prices on items Tech Reps help them sell.

Tech Reps demonstrate and assist in the sale of SNAP-ON equipment and sell SUN equipment. They call on accounts on their own and also work with Snap-on dealers and sales representatives to identify sales leads and to respond to customer needs.

SNAP-ON INDUSTRIAL

Marketing to industrial and governmental customers is by direct sales through industrial sales representatives and indirect sales through industrial distributors.

                        INDUSTRIAL SALES REPRESENTATIVES
The sale of SNAP-ON products is conducted through industrial sales representatives who are employees of the Corporation and compensated primarily on a commission basis. These sales representatives focus on the Corporation's traditional industrial customers; generally those who prefer to buy on quality, selection and service, as well as certain OEM accounts.

At year-end 1994, the Corporation had industrial sales representatives in Australia, Belgium, Germany, Japan, Mexico, Puerto Rico, the Netherlands, the United Kingdom and the United States. U.S. industrial sales accounted for the majority of the Corporation's total industrial sales.

              J. H. WILLIAMS AND SIOUX TOOLS SALES REPRESENTATIVES
Williams and Sioux are operated as separate companies with separate sales forces and distinct brands and product lines. Williams' and Sioux's sales representatives focus on sales to industrial distributors as well as appropriate OEM accounts.

FRANCHISE PROGRAM

Since 1991, all new U.S. dealers, and a majority of existing U.S. dealers, have been enrolled as franchisees of the Corporation. It is the Corporation's belief that a franchise program facilitates and promotes a more uniform marketing and business program and allows the Corporation to take additional steps to support the success of its dealers. At year-end 1994, approximately 81% of all U.S. dealers were enrolled as franchisees.

As part of the franchise program, certain programs and benefits are made available to franchised dealers. The current package of franchise benefits includes a volume purchase discount, a stock purchase program, certain types of insurance coverage, access to a family assistance counseling program, discounts on cellular telephone service and the ability to purchase a second franchise. Additional programs and benefits enable franchised dealers to obtain start-up financing (discussed later), operate a second van to service their customers, transfer their franchises, and establish retirement savings programs. A National Dealer Advisory Council elected by dealers assists the Corporation in identifying and implementing enhancements to the franchise program.

The Corporation currently charges initial and ongoing monthly license fees which did not add material revenue to the Corporation's operations.

To qualify for a franchise, a new dealer applicant must meet minimum personal and financial qualifications. The dealer must make an initial investment in the business for such items as inventory, travel and living expenses while training, van acquisition, development of customer accounts receivable, equipment, fixtures, computer equipment, additional funds for the initial phase of operations, and other miscellaneous expenses.

In the United States and most foreign locations, dealers lease or purchase their vans from a third-party vendor not affiliated with the Corporation.

FIELD MANAGEMENT/SALES SUPPORT

The Corporation supports and services its dealer, sales representative and industrial sales network with an extensive field organization of branch offices and service, repair and distribution centers, which are discussed in more detail later. Dealers are organized by field groups of seven to ten dealers within branch operations. Each field group is headed by an employee field manager, who provides product, sales and business training on a continuous basis.

The Corporation provides its dealers with instruction, training and practical experience regarding its products, sales techniques, record keeping and reporting, inventory control methods, and general business practices. Training initially is conducted in branch offices and, on an ongoing basis, through field managers working with dealers as they service their list of calls.

The Corporation also engages in various marketing and sales promotion programs designed to increase sales to both dealers and their customers. These programs include advertising, sales materials, premiums and the offering of promotional tools.

FINANCIAL ASSISTANCE AND CREDIT

The Corporation's customer and dealer credit programs are conducted by Snap-on Financial Services, Inc. and its subsidiary, Snap-on Credit Corporation.

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

The Dealer Finance Program offered by Snap-on Credit Corporation provides funds for the initial investment of start-up and converted franchise dealers which could include the license fee, inventory, revolving account acquisition, equipment, fixtures, other expenses and an initial checking account deposit. Dealers are required to make a minimum down payment. Participating dealers must enter into a Loan Security Agreement and execute a Promissory Note evidencing the loan.

The Credit Corporation operates credit programs, which provide financing for high-value product purchases by dealers' customers, through the purchase of paper from dealers.

FIELD SERVICES AND INVENTORY

In the U.S., the Corporation operates four regional finished-goods distribution centers, a replacement processing center, eight regional customer service centers, and four regional repair centers. In addition, the Corporation operates 49 U.S. branch sales offices.

Regional customer service centers, whose offices include regional offices of the Credit Corporation, process all dealer orders and inquiries, including billing and accounting, manage dealer credit, and provide credit collection assistance. Service and repair of SNAP-ON products is provided at regional repair centers, while service for SUN product is provided through a network of more than 200 contract service technicians.

RAW MATERIAL & PURCHASED PRODUCT

The Corporation's supply of raw materials (various grades of steel bars and sheets) and purchased components are readily available from numerous suppliers.

The majority of 1994 consolidated net sales consisted of products manufactured by the Corporation. The remainder was purchased from outside suppliers. No single supplier's products accounted for a material portion of 1994 consolidated net sales.

PATENTS AND TRADEMARKS

The Corporation vigorously pursues and relies on patent protection to protect its inventions and its position in the market. As of December 31, 1994, the Corporation and its subsidiaries held approximately 354 patents and more than 211 pending patent applications.

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

Corporation trademarks are of continuing importance to the Corporation in the marketplace. Trademarks have been registered in the U.S. and in 61 other countries, and additional applications for trademark registrations are pending. Proper use of the Corporation's trademarks is rigorously policed.

The Corporation's right to manufacture and sell certain products is dependent upon licenses from others. These products do not represent a material portion of the Corporation's sales.

WORKING CAPITAL

Since the Corporation's business is not seasonal, and since its inventory needs are relatively constant, no unusual working capital needs arise during the year.

The Corporation's use of working capital to extend credit to its dealers and to purchase installment credit receivables from dealers is discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is found on pages 18 to 22 of the Corporation's 1994 Annual Report and is incorporated herein by reference.

The Corporation does not depend on any single customer, small group of customers or government for any material part of its sales and has no significant backlog of orders.

ENVIRONMENT

The Corporation complies with applicable environmental control requirements in its operations. Compliance has not had a material effect upon the Corporation's capital expenditures, earnings or competitive position.

EMPLOYEES

At the end of 1994, the Corporation employed approximately 9,000 people, of whom approximately 17% were covered by collective bargaining agreements. Approximately one-third of all employees are engaged in manufacturing activities.

RECENT DEVELOPMENTS

In September 1994, the Corporation filed a registration statement with the Securities and Exchange Commission which allows the Corporation to offer for sale from time to time up to $300 million of unsecured indebtedness. As of December 31, 1994, the Corporation has not incurred indebtedness under this filing.

In January 1995, the Board of Directors approved a common stock repurchase program of up to $100 million to be executed from time to time through open market purchases and by block purchases.

ITEM 2:  DESCRIPTION OF PROPERTIES

The Corporation maintains both leased and owned manufacturing, warehouse, distribution and office facilities throughout the world.

The Corporation's principal manufacturing locations and distribution centers are located in Escondido and San Jose, California; Columbus, Georgia; Crystal Lake, Mt. Carmel and Ottawa, Illinois; Algona and Sioux City, Iowa; Natick, Massassachutes; Olive Branch, Mississippi; Carson City, Nevada; Robesonia, Pennsylvania; Johnson City and Elizabethton, Tennessee; East Troy, Kenosha and Milwaukee, Wisconsin; Sydney, Australia; Barbara D'oeste, Brazil; Calgary, Mississagua and Newmarket, Canada; King's Lynn, England; Shannon, Ireland; Tokyo, Japan; and Amsterdam, the Netherlands.

The Corporation believes that its facilities are well maintained and have a capacity adequate to meet the Corporation's present and foreseeable future demand. The Corporation's U.S. facilities occupy approximately 3.8 million square feet, of which approximately 3.4 million square feet are owned. The Corporation's facilities outside the U.S. contain approximately 1.1 million square feet, of which approximately .5 million square feet are owned.

In the fourth quarter of 1993, the Corporation completed a reorganization and consolidation of its field services and inventory. As part of the reorganization, the Corporation has sold 32 U.S. branch offices and 2 division offices as of December 1994. The branches that were sold have been replaced with smaller leased facilities.

ITEM 3:  LEGAL PROCEEDINGS

Note 4 to the Financial Statements of the Corporation on page 29 of its 1994 Annual Report is incorporated herein by reference. None of this litigation is material within the meaning of Section 103 of Regulation S-K in that such matters individually or in the aggregate do not exceed 10% of current assets.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of the shareholders during the fourth quarter of the fiscal year ending December 31, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Corporation are listed below. All but two of the said officers have been with the Corporation for more than five years. There is no family relationship among the executive officers and there has been no involvement in legal proceedings during the past five years that would be material to the evaluation of the ability or integrity of any of the executive officers. Executive officers may be elected by the Board of Directors or appointed by the Chief Executive Officer at the regular meeting of the Board which follows the Annual Shareholders' Meeting, held on the fourth Friday of April each year, and at such other times as new positions are created.

NAME, POSITION AND
BUSINESS EXPERIENCE                                                      AGE
----------------------------------------------------------------------------

ROBERT A. CORNOG                                                        (54)
Chairman, President and CEO since July 1991. A Director since 1982. Prior to joining Snap-on, he was President of Macwhyte Company from 1981 to 1991.

DONALD S. HUML                                                          (48)
Senior Vice President - Finance and Chief Financial Officer since August 1994. Prior to joining Snap-on, he was Vice President and Chief Financial Officer of Saint-Gobain Corporation from December 1990 to August 1994. Vice President and Chief Financial Officer of CertainTeed Corporation from August 1989 to December 1990.

MICHAEL F. MONTEMURRO                                                   (46)
Senior Vice President - Financial Services and Administration since August 1994. Senior Vice President -Financial Services, Administration and Chief Financial Officer from April 1994 to August 1994. Senior Vice President - Finance and Chief Financial Officer from March 1990 to April 1994. Vice President - Marketing Services from May 1989 to March 1990.

JAY H. SCHNABEL                                                         (51)
Senior Vice President - Diagnostics since April 1994 and President of Sun Electric Corporation since December 1992. Senior Vice President - Administration from April 1990 to April 1994. Senior Vice President - Manufacturing and Research & Engineering from November 1988 to April 1990. A Director since August 1989.

DR. JAMES L. SOMERS                                                     (51)
Senior Vice President - Manufacturing and Technology since January 1992. Senior Vice President - Manufacturing and Research & Engineering from April 1990 to January 1992. Vice President - Corporate Manufacturing from January 1987 to April 1990.

NAME, POSITION AND
BUSINESS EXPERIENCE                                                      AGE
-----------------------------------------------------------------------------
BRANKO M. BERONJA                                                       (60)
President - North American Operations since April 1994, and Vice President - Sales, North America since August 1989.

GREGORY D. JOHNSON                                                      (45)
Controller since April 1992. Financial Controller - Asia/Pacific from April 1991 to April 1992. Director - Budgets, Corporate Cost and International Accounting from April 1984 to April 1991.

SUSAN F. MARRINAN                                                       (46)
Vice President, Secretary and General Counsel since January 1992. Secretary and General Counsel from November 1990 to January 1992. Prior to joining Snap-on, she was Vice President, General Counsel and Corporate Secretary for H. B. Fuller Company from 1987 to October 1990.


PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At December 31, 1994, the Corporation had 43,128,696 shares of common stock outstanding. Institutional shareholders had voting authority for approximately 69% of these shares.

Additional information required by Item 5 is contained on page 40 of the Corporation's 1994 Annual Report and is incorporated herein by reference to said Annual Report.

ITEM 6:  SELECTED FINANCIAL DATA

The information required by Item 6 is contained on pages
38 and 39 of the Corporation's 1994 Annual Report and is incorporated herein by reference to said Annual Report.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by Item 7 is contained on pages
18-22 of the Corporation's 1994 Annual Report and is incorporated herein by reference to said Annual Report.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is contained on pages
23-36 of the Corporation's 1994 Annual Report and is incorporated herein by reference to said Annual Report.

ITEM 9:  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The identification of the Corporation's directors as required by Item 10 is contained in the Corporation's Proxy Statement, dated March 24, 1995, and is incorporated herein by reference to said Proxy Statement. In respect to information as to the Corporation's executive officers, see caption "Executive Officers of the Registrant" at the end of Part I of this report.

The disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the Corporation's Proxy Statement, dated March 24, 1995, and is incorporated herein by reference to said Proxy Statement on page 13.

ITEM 11:  EXECUTIVE COMPENSATION

The information required by Item 11 is contained in the Corporation's Proxy Statement, dated March 24, 1995, and is incorporated herein by reference to said Proxy Statement on pages 5-10.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is contained in the Corporation's Proxy Statement, dated March 24, 1995, and is incorporated herein by reference to said Proxy Statement on page 5.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(A):  DOCUMENT LIST

1.  LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Snap-on Incorporated, and the Auditors' Report thereon, each included in the 1994 Annual Report of the Corporation to its shareholders for the year ended December 31, 1994, are incorporated by reference in Item 8:

  Consolidated Balance Sheets as of December 31, 1994 and January 1, 1994.

  Consolidated Statements of Earnings for the years ended December 31, 1994, January 1, 1994 and January 2, 1993.

  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, January 1, 1994 and January 2, 1993.

  Consolidated Statements of Cash Flows for the years ended December 31, 1994, January 1, 1994 and January 2, 1993.

  Notes to Consolidated Financial Statements.

2.  FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statement schedule of Snap-on Incorporated is included in Item 14(d) as a separate section of this report.


SCHEDULE II     Valuation and Qualifying Accounts     pg. 16

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable and, therefore, have been omitted, or are included in the Corporation's 1994 Annual Report in the Notes to Consolidated Financial Statements for the years ended December 31, 1994, January 1, 1994 and January 2, 1993, which are incorporated by reference in Item 8.

3.  LIST OF EXHIBITS

THE FOLLOWING EXHIBITS ARE FILED AS A SEPARATE SECTION OF THIS REPORT.

(3)  (a)  Restated Certificate of Incorporation, effective March 10, 1995.

     (b)  Bylaws of the Corporation, effective June 24, 1994.

(4) Rights Agreement dated as of October 23, 1987, between the Corporation and Harris Trust and Savings Bank, as Rights Agent, filed as Exhibit 1 to the Corporation's Registration Statement on Form 8-A dated October 26, 1987, is incorporated herein by reference thereto. A Form 8-K, dated June 4, 1992, was filed reporting an amendment to this Rights Agreement and is incorporated herein by reference. No financial statements were filed. On January 28, 1994, the Board of Directors adopted amendments to the Rights Agreement. A Form 8-K dated January 28, 1994 reporting these amendments was filed and is incorporated herein by reference. No financial statements were filed. The Corporation and its subsidiaries have no long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of December 31, 1994. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

(10) Material Contracts

     (a) Incentive Stock Option Plan, filed as Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, is incorporated herein by reference thereto.

     (b) Executive and Senior Officer Agreements, amended and restated, filed as Exhibit 10(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, is incorporated herein by reference thereto.

     (c) Indemnification Agreement for Directors, contained in the Proxy Statement dated March 23, 1990, is incorporated herein by reference thereto.

     (d) Directors' 1993 Fee Plan, contained in the Corporation's Proxy Statement dated March 19, 1993, is incorporated by reference thereto.

     (e)  Snap-on Tools Corporation Supplemental Retirement Plan, filed as
          Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, is incorporated herein by reference thereto.

(13) Annual Report to Shareholders

(22) Subsidiaries of the Corporation

ITEM 14(B):  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


We have audited, in accordance with generally accepted auditing standards, the financial statements included in Snap-on Incorporated's (the "Corporation") Annual Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on page 16 is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        /s/ Arthur Andersen LLP

                                        ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
January 31, 1995




                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included (or incorporated by reference) in this Form 10-K, into the Corporation's previously filed Registration Statement File Nos. 2-53663, 2-53578, 33-7471, 33-22417, 33-37924, 33-39660, 33-57898 and 33-55607.



                                        /s/ Arthur Andersen LLP

                                        ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
March 20, 1995

                                   SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    SNAP-ON INCORPORATED
------------------------


By:  /s/ R. A. Cornog                                  Date:     March 21, 1995
     -----------------------------------------------          -----------------
     R. A. Cornog, Chairman of the Board of Directors,
     President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities as indicated.



     /s/ R. A. Cornog                                  Date:     March 21, 1995
     -----------------------------------------------          -----------------
     R. A. Cornog, Chairman of the Board of Directors,
     President and Chief Executive Officer



     /s/ D. S. Huml                                    Date:     March 21, 1995
     -----------------------------------------------          -----------------
     D. S. Huml, Principal Financial Officer,
     and Senior Vice President - Finance



     /s/ G. D. Johnson                                 Date:     March 21, 1995
     -----------------------------------------------          -----------------
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



By:  /s/ D. W. Brinckman                               Date:     March 21, 1995
     -----------------------------------------------          -----------------
     D. W. Brinckman, Director



By:  /s/ B. S. Chelberg                                Date:     March 21, 1995
     -----------------------------------------------          -----------------
     B. S. Chelberg, Director



By:  /s/ R. J. Decyk                                   Date:     March 21, 1995
     -----------------------------------------------          -----------------
     R. J. Decyk, Director



By:  /s/ R. F. Farley                                  Date:     March 17, 1995
     -----------------------------------------------          -----------------
     R. F. Farley, Director



By:  /s/ A. L. Kelly                                   Date:     March 21, 1995
     -----------------------------------------------          -----------------
     A. L. Kelly, Director



By:  /s/ G. W. Mead                                    Date:     March 21, 1995
     -----------------------------------------------          -----------------
     G. W. Mead, Director



By:  /s/ E. H. Rensi                                   Date:     March 21, 1995
     -----------------------------------------------          -----------------
     E. H. Rensi, Director



By:  /s/ J. H. Schnabel                                Date:     March 21, 1995
     -----------------------------------------------          -----------------
     J. H. Schnabel, Director

                                  EXHIBIT INDEX


Item 14(c):  Exhibits                                                       Page
---------------------                                                       ----
 (3)  (a)  Restated Certificate of Incorporation of the Corporation,
           effective as of March 10, 1995. . . . . . . . . . . . . . . . .   17
      (b)  Bylaws of the Corporation, effective as of June 24, 1994. . . .   31
 (4)  Rights Agreement dated as of October 23, 1987 between the
      Corporationand Harris Trust and Savings Bank, as Rights Agent, filed as
      Exhibit 1 to the Corporation's Registration Statement on Form 8-A
      dated October 26, 1987, is incorporated herein by reference thereto.
      A Form 8-K, dated June 4, 1992, was filed reporting an amendment to this Rights Agreement and is incorporated herein by reference. No financial statements were filed. On January 28, 1994, the Board of Directors adopted amendments to the Rights Agreement. A Form 8-K dated January 28, 1994 reporting these amendments was filed and is incorporated herein by reference. No financial statements were filed.
      The Corporation and its subsidiaries have no long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of January 1, 1994.  Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.
(10)  Material Contracts
      (a) Incentive Stock Option Plan, filed as Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, is incorporated herein by reference thereto.
      (b)  Executive and Senior Officer Agreements, filed as Exhibit
           10(b) to the Corporation's Annual Report on Form 10-K for the
           fiscal year ended January 1, 1994, is incorporated herein by reference thereto
      (c) Indemnification Agreement for Directors, contained in the Proxy Statement dated March 23, 1990, is incorporated herein by reference thereto
      (d) Directors' 1993 Fee Plan, contained in the Corporation's Proxy Statement dated March 19, 1993, is incorporated by reference thereto.
      (e)  Snap-on Tools Corporation Supplemental Retirement Plan, filed as Exhibit 10(d) to the Corporation's Annual Report on Form
           10-K for the fiscal year ended January 1, 1994, is incorporated herein by reference thereto.
(13)  Annual Report to Shareholders. . . . . . . . . . . . . . . . . . . .   55
(22)  Subsidiaries of the Corporation. . . . . . . . . . . . . . . . . . .   55

                       Snap-on Incorporated

  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                                       Balance of
                        Balance at     Subsidiary      Charged to                      Balance at
                        beginning      at time of      costs and                         end of
Description              of year       acquisition     expenses       Deductions           year
-----------             ----------     -----------     ----------     ----------       ----------
Allowance for doubtful accounts
-------------------------------

Year ended
 December  31, 1994    $14,946,208     $   96,355     $ 8,652,343    $10,514,044(1)   $13,580,593(1)

Year ended
 January 1, 1994       $12,586,976     $1,443,272     $14,443,272    $13,580,593(1)   $14,946,208

Year ended
 January 2, 1993       $ 5,825,307     $4,547,379     $11,575,491    $ 9,361,201(1)   $12,586,976


-----------

(1) This amount represents write-offs of bad debts.
