Form 10-Q
period 1995-04-01
SNAP ON INC
filed 1995-05-16
CIK 91440

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                         ------------------------------

                                    FORM 10-Q


           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          --- OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarterly Period Ended April 1, 1995
                                     -------------
          Commission File Number 1-7724


                              SNAP-ON INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                             39-0622040
- - -------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


 2801 - 80th Street, Kenosha, Wisconsin    53141-1410
- - -----------------------------------------------------
(Address of principal executive offices)   (zip code)


Registrant's telephone number, including area code:   (414) 656-5200
                                                     ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                   Outstanding at May 6, 1995
- - -----------------------------                     ----------------------------
Common Stock, $1.00 par value                           40,140,649 Shares


                                                              Page 1 of 11 Pages

                              SNAP-ON INCORPORATED

                                      INDEX


                                                                       Page No.
                                                                       --------

Part I.          Financial Information:

                     Consolidated Balance Sheets -
                     April 1, 1995 and December 31, 1994                  3-4

                     Consolidated Statements of Earnings -
                     Thirteen Weeks Ended
                     April 1, 1995 and April 2, 1994                        5

                     Consolidated Statements of Cash Flows -
                     Thirteen Weeks Ended
                     April 1, 1995 and April 2, 1994                        6

                     Notes to Consolidated Financial Statements             7

                     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        8-9


Part II.         Other Information                                         10

                         PART I.  FINANCIAL INFORMATION


                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)


                                                     (Unaudited)
                                                      April 1,     December 31,
                                                        1995           1994
                                                     -----------   ------------
ASSETS
 CURRENT ASSETS
    Cash and cash equivalents                         $   18,254    $    9,015
    Accounts receivable, less allowances                 583,312       568,378

    Inventories:
       Finished stock                                    269,487       266,792
       Work in process                                    28,358        26,316
       Raw materials                                      46,914        43,907
       Excess of current cost over LIFO cost            (111,026)     (107,978)
                                                      ----------    ----------
          Total inventory                                233,733       229,037

    Prepaid expenses and other assets                     66,842        66,590
                                                      ----------    ----------
       Total current assets                              902,141       873,020

 PROPERTY AND EQUIPMENT
    Land                                                  17,814        18,394
    Buildings and improvements                           136,220       134,038
    Machinery and equipment                              302,856       301,175
                                                      ----------    ----------
                                                         456,890       453,607
    Accumulated depreciation                            (250,297)     (244,465)
                                                      ----------    ----------
       Total property and equipment                      206,593       209,142

 Deferred income tax benefits                             61,006        56,695

 Intangible and other assets                              99,802        96,048
                                                      ----------    ----------
          TOTAL ASSETS                                $1,269,542    $1,234,905
                                                      ----------    ----------
                                                      ----------    ----------

        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)


                                                      (Unaudited)
                                                        April 1,    December 31,
                                                          1995          1994
                                                      -----------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
      Accounts payable                                $   53,770     $   56,679
      Notes payable                                       36,883         10,631
      Accrued compensation                                21,856         29,957
      Dealer deposits                                     62,159         65,494
      Accrued income taxes                                20,556          4,744
      Other accrued liabilities                           80,776         70,364
                                                      ----------     ----------
         Total current liabilities                       276,000        237,869

  Long-term debt                                         113,867        108,980
  Deferred income taxes                                    5,401          6,264
  Retiree health care benefits                            77,774         76,833
  Other long-term liabilities                             40,281         38,561
                                                      ----------     ----------
         TOTAL LIABILITIES                               513,323        468,507

SHAREHOLDERS' EQUITY
  Preferred stock - authorized 15,000,000 shares
      of $1 par value; none outstanding                    --             --
  Common stock - authorized 125,000,000 shares
      of $1 par value; issued -
      April 1, 1995, 43,164,259 shares
      December 31, 1994, 43,128,496 shares                43,164         43,128
  Additional contributed capital                          62,766         61,827
  Retained earnings                                      699,154        684,139
  Foreign currency translation adjustment                (11,061)       (13,384)
  Treasury stock at cost
      April 1, 1995, 1,094,400 shares
      December 31, 1994, 250,000 shares                  (37,804)        (9,312)
                                                      ----------     ----------

         TOTAL SHAREHOLDERS' EQUITY                      756,219        766,398
                                                      ----------     ----------

         TOTAL LIABILITIES &
         SHAREHOLDERS' EQUITY                         $1,269,542     $1,234,905
                                                      ----------     ----------
                                                      ----------     ----------

        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in Thousands Except Per Share Data)
                                   (Unaudited)


                                                         Thirteen Weeks Ended
                                                        -----------------------
                                                        April 1,       April 2,
                                                          1995           1994
                                                        --------       --------
Net sales                                               $309,107       $298,777

Cost of goods sold                                       149,838        145,307
                                                        --------       --------
      Gross profit                                       159,269        153,470

Operating expenses                                       132,352        128,314

Net finance income                                       (15,874)       (14,584)
                                                        --------       --------
      Operating earnings                                  42,791         39,740

Interest expense                                          (2,509)        (2,963)

Other income                                               1,718            466
                                                        --------       --------
      Earnings before income taxes                        42,000         37,243

Income taxes                                              15,540         14,409
                                                        --------       --------
Net earnings                                            $ 26,460       $ 22,834
                                                        --------       --------
                                                        --------       --------
Earnings per weighted average common share              $    .62       $    .54
                                                        --------       --------
                                                        --------       --------
Dividends declared per common share                     $    .27       $    .27
                                                        --------       --------
                                                        --------       --------
Weighted average common shares outstanding                42,383         42,668
                                                        --------       --------
                                                        --------       --------


        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                         Thirteen Weeks Ended
                                                        -----------------------
                                                        April 1,       April 2,
                                                          1995           1994
                                                        --------       --------
OPERATING ACTIVITIES
  Net earnings                                          $ 26,460       $ 22,834
  Adjustments to reconcile net earnings
  to net cash provided by:
      Depreciation                                         7,109          7,546
      Amortization                                           809            962
      Deferred income taxes                               (6,283)        (1,472)
      Gain on sale of assets                                 (16)           (32)
  Changes in operating assets and liabilities:
      Increase in receivables                            (12,832)        (2,283)
      (Increase) decrease in inventories                  (2,541)         5,251
      Increase in prepaid expenses                          (500)        (1,175)
      Decrease in accounts payable                        (3,228)       (10,419)
      Increase in accruals, deposits and
         other long-term liabilities                      19,194          5,091
                                                        --------       --------

  Net cash provided by operating activities               28,172         26,303

INVESTING ACTIVITIES
  Capital expenditures                                    (6,287)        (6,532)
  Disposal of property and equipment                       2,210          2,977
  Increase in other noncurrent assets                     (4,793)        (1,190)
                                                        --------       --------

  Net cash used in investing activities                   (8,870)        (4,745)

FINANCING ACTIVITIES
  Payment of long-term debt                                   --           (410)
  Increase in long-term debt                               4,450             --
  Increase (decrease) in notes payable                    25,474         (7,485)
  Purchase of treasury stock                             (28,492)            --
  Proceeds from stock plans                                  975          4,546
  Cash dividends paid                                    (11,445)       (11,514)
                                                        --------       --------

  Net cash used in financing activities                   (9,038)       (14,863)

Effect of exchange rate changes                           (1,025)        (1,614)
                                                        --------       --------

Increase in cash and cash equivalents                      9,239          5,081

Cash and cash equivalents at beginning of year             9,015          6,729
                                                        --------       --------

Cash and cash equivalents at end of period              $ 18,254       $ 11,810
                                                        --------       --------
                                                        --------       --------


        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. This report should be read in conjunction with the consolidated financial statements and related notes included in Snap-on Incorporated's Annual Report for the year ended December 31, 1994.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of results of operations for the thirteen weeks ended April 1, 1995 have been made. Management also feels that the results of operations for the thirteen weeks ended April 1, 1995 are not necessarily indicative of the results to be expected for the full year.

2. In May 1995, the Corporation completed its $100 million share repurchase program authorized in January 1995. The Corporation repurchased 2.8 million shares under the program at an average price of $35.74 per share. This represents approximately 6.5% of total shares outstanding at the time the program was authorized. Of the total 2.8 million shares repurchased, .8 million shares were repurchased in the first quarter 1995 at an average price of $33.73 per share.

3. Income taxes paid for the thirteen week period ended April 1, 1995 and April 2, 1994 were $2.5 million and $11.2 million.

4. Interest paid for the thirteen week period ended April 1, 1995 and April 2, 1994 was $2.5 million and $3.1 million.

5.   With respect to the guaranty of Lease Obligations discussed in Note 12 of Notes to Consolidated Financial Statements of the Corporation's 1994 Annual Report ("Note 12"), the State of Texas recently enacted legislation that terminated the centralized emissions testing program and directed the Governor to implement a new program after negotiations with the Environmental Protection Agency. Whether or not the new program will include a centralized testing component is currently unknown. The Corporation is discussing with Texas officials the various ways for the State to honor its contractual obligation to purchase the testing facilities or to reimburse costs related to construction and implementation of the Texas centralized emission testing program. Fulfillment of the States's obligation is subject to an appropriation of funds by the Texas Legislature which the Texas Natural Resources Conservation Commission is contractually obligated to seek, although the State's obligation could be satisfied in various ways including issuance of public financing bonds or the lease of the facilities by State agencies. The Corporation will not be released from its guaranty. In the event the Corporation must satisfy the Lease Obligations and the State does not reimburse the cost, then the value of the facilities and equipment accrues to the Corporation. Based upon conditions as they currently exist and management's belief that the Texas Legislature will take sufficient action favorable to the Corporation by appropriating funds or otherwise to enable the State of Texas to honor in all material respects its contractual obligation, it is management's opinion that the guarantee (and the Capital Subscription Agreement which relates to the same obligation) referred to in Note 12 are not likely to have a material adverse effect, if any, on the Corporation's financial condition or results of operations.

6. Certain prior-year amounts have been reclassified to conform with current-year presentation.

                              --------------------

                              SNAP-ON INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW: First quarter 1995 net earnings rose 15.9% on a net sales increase of 3.5%. Both operating and gross profit margins improved over last year's first quarter due to strong sales growth in the U.S. core hand tool and equipment diagnostic businesses, an improvement in industrial sales, and gains from subsidiaries in Australia, Brazil and Japan.

SALES: Net sales for the first quarter were $309.1 million, an increase of 3.5% compared to first quarter 1994 sales of $298.8 million. The 1995 first quarter sales increase represents an improvement against a strong 1994 first quarter which included sales from a German emissions-testing program.

North American sales for the first quarter 1995 were $246.9 million which represents a 13.6% increase over first quarter 1994 sales of $217.3 million. First quarter 1995 sales benefited from double-digit sales increases in the U.S. core hand tool and equipment diagnostic businesses and improvement in the Corporation's industrial business. Sales in Canada increased in Canadian dollars over the year-ago quarter but decreased after foreign currency translation.

European sales for the first quarter 1995 were $43.3 million, a decrease of 36.7% from first quarter 1994 sales of $68.4 million. First quarter 1994 benefited from approximately $20 million in sales related to the German emissions-testing program. This program was completed during the second quarter of 1994. First quarter 1995 hand tools sales in the United Kingdom and other European markets increased over the same period last year.

Other International sales for the first quarter 1995 increased 45.3% to $18.9 million from $13.1 million in the first quarter 1994. Approximately 7% of this gain was due to foreign currency translation. The majority of the sales gains were in the Corporation's Australia, Brazil and Japan subsidiaries.

EARNINGS: First quarter 1995 earnings were $26.5 million, a 15.9% increase over 1994 first quarter earnings of $22.8 million. Per share earnings rose to $.62 per share from $.54 per share in the first quarter a year ago.

GROSS MARGINS: First quarter 1995 gross margin improved slightly to 51.5% due to increased factory utilization to support the current sales level.

OPERATING EXPENSES: Operating expenses net of finance income in the first quarter 1995 were $116.5 million versus $113.7 million in the first quarter 1994. As a percentage of net sales, first quarter operating expenses decreased to 37.7% from 38.1% in the first quarter 1994 primarily as a result of increased sales.

FINANCIAL CONDITION

OVERVIEW: Snap-on Incorporated finished the first quarter in strong financial condition.

LIQUIDITY: Cash and short-term investments increased to $18.3 million at the end of the first quarter from $9.0 million at the end of 1994. Working capital was $626.1 million at the end of the first quarter versus $635.2 million at the end of 1994. At the end of the quarter, the Corporation had bank lines of credit totaling $50 million, all of which was unused and available for short-term borrowing. The Corporation also has a $100 million dollar revolving credit facility to support its commercial paper. Cash from operations, coupled with these sources of borrowing, are sufficient to support current and future working capital requirements, finance capital expenditures and pay dividends.

In addition, the Company has on file with the Securities and Exchange Commission a $300 million shelf registration of debt securities that gives the Company financing flexibility to operate the business.

ACCOUNTS RECEIVABLE: Accounts receivable increased by 2.6% during the quarter mainly due to an increase in equipment sales. The majority of accounts receivable involve customers' extended credit purchases of higher-value products. Other receivables include those from dealers, industrial and international customers, and government.

INVENTORIES: Inventories increased 2.1% for the quarter to coincide with the current sales level.

LIABILITIES: Short-term debt and long-term debt was $151.1 million at the end of the quarter compared with $119.9 million at the end of 1994. The increase was primarily due to purchases of the Corporation's stock under the share repurchase program. Total debt to total capital was 16.7% at the end of the quarter compared with 13.5% at the end of 1994.

EFFECTIVE TAX RATE: The effective tax rate was 37.0% for the quarter, compared with 38.7% for the same period last year. The higher tax rate during the first quarter 1994 was due to increased profits from emissions equipment sales in Germany, which has a higher tax rate.

                           PART II.  OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its Annual Meeting of Shareholders on April 28, 1995.
The following is a summary of the matters voted on at that meeting. There were 42,217,561 outstanding shares eligible to vote.

a) The shareholders elected three members of the Corporation's Board of Directors to serve until the 1998 Annual Meeting. The persons elected to the Corporation's Board of Directors, the number of shares cast for, and the number of shares withheld, with respect to each of these persons were as follows:

                     Director                  For             Withheld
                     --------                  ---             --------
                Robert A. Cornog           35,363,031          310,763
                Raymond F. Farley          35,397,923          275,871
                Edward H. Rensi            35,399,083          274,711

b) Shareholders approved an amendment to the Corporation's Employee Stock Ownership Plan to increase the number of authorized shares.

                        For                  Against           Abstained
                        ---                  -------           ---------
                    35,034,505               509,249            130,040

c) Shareholders ratified the appointment of Arthur Andersen LLP as independent auditors for 1995.

                        For                  Against           Abstained
                        ---                  -------           ---------
                    35,557,625                69,078             47,091

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

ITEM 6(A):  EXHIBITS

None.

ITEM 6(B):  REPORTS ON FORM 8-K

No reports on Form 8-K for the three months ended April 1, 1995 were required to be filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.




                              SNAP-ON INCORPORATED




Date:       5/16/95           /s/ R. A. Cornog
      -------------------     -------------------------------------------------
                              R. A. CORNOG
                              (Chairman, President and Chief Executive Officer)




Date:       5/16/95           /s/ G. D. Johnson
      -------------------     -------------------------------------------------
                              G. D. JOHNSON
                              (Principal Accounting Officer and Controller)