Form 10-Q
period 1995-09-30
SNAP ON INC
filed 1995-11-14
CIK 91440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For Quarterly Period Ended September 30, 1995

           Commission File Number 1-7724


                                SNAP-ON INCORPORATED
              (Exact name of registrant as specified in its charter)



              Delaware                                       39-0622040
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)


    10801 Corporate Drive, Kenosha, Wisconsin  53143
   (Address of principal executive offices)   (zip code)


   Registrant's telephone number, including area code:   (414) 656-5200


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

               Class                        Outstanding at October 28, 1995
   Common Stock, $1.00 par value                       40,449,617 Shares

                              SNAP-ON INCORPORATED

                                      INDEX


                                                                     Page No.

   Part I. Financial Information:

                Consolidated Balance Sheets -
                September 30, 1995 and December 31, 1994                 3-4

                Consolidated Statements of Earnings -
                Thirteen Weeks and Thirty-Nine Weeks Ended
                September 30, 1995 and October 1, 1994                     5

                Consolidated Statements of Cash Flows -
                Thirty-Nine Weeks Ended
                September 30, 1995 and October 1, 1994                     6

                Notes to Consolidated Financial Statements               7-9

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations          10-12


   Part II.     Other Information                                         13

                         PART I.  FINANCIAL INFORMATION


                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)


                                            (Unaudited)
                                            September 30,   December 31,
                                                1995            1994
   ASSETS
     Current Assets
      Cash and cash equivalents                  $14,273        $9,015

      Accounts receivable, less allowances       643,847       568,378

      Inventories:
        Finished stock                           284,535       266,792
        Work in process                           28,288        26,316
        Raw materials                             48,836        43,907
        Excess of current cost over
         LIFO cost                              (111,566)     (107,978)
                                                --------      --------
        Total inventory                          250,093       229,037

      Prepaid expenses and other assets           77,430        66,590
                                                --------      --------
        Total current assets                     985,643       873,020

     Property and Equipment
      Land                                        17,278        18,394
      Buildings and improvements                 135,832       134,038
      Machinery and equipment                    310,919       301,175
                                                --------      --------
                                                 464,029       453,607
      Accumulated depreciation                  (257,165)     (244,465)
                                                --------      --------
        Total property and equipment             206,864       209,142

     Deferred income tax benefits                 66,405        56,695
     Intangible and other assets                 114,100        96,048
                                              ----------    ----------
          TOTAL ASSETS                        $1,373,012    $1,234,905
                                              ==========    ==========

        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)

                                              (Unaudited)
                                            September 30,   December 31,
                                                1995            1994

   LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
      Accounts payable                           $42,459       $56,679
      Notes payable                              153,657        10,631
      Accrued compensation                        32,052        29,957
      Dealer deposits                             63,467        65,494
      Accrued income taxes                        10,520         4,744
      Other accrued liabilities                   98,816        70,364
                                                --------      --------
        Total current liabilities                400,971       237,869

     Long-term debt                              113,889       108,980
     Deferred income taxes                         5,488         6,264
     Retiree health care benefits                 78,402        76,833
     Other long-term liabilities                  44,042        38,561
                                                --------      --------
        TOTAL LIABILITIES                       $642,792      $468,507

   SHAREHOLDERS' EQUITY
     Preferred stock - authorized 15,000,000
      shares of $1 par value; none out-
      standing                                      -             -
     Common stock - authorized 125,000,000
      shares of $1 par value; issued -
      September 30, 1995 - 43,471,390
      shares December 31, 1994 - 43,128,496
      shares                                      43,471        43,128
     Additional contributed capital               71,760        61,827
     Retained earnings                           733,460       684,139
     Foreign currency translation
      adjustment                                  (8,784)      (13,384)
     Treasury stock at cost -
      September 30, 1995 - 3,047,200 shares
      December 31, 1994 - 250,000 shares        (109,687)       (9,312)
                                                --------      --------
        TOTAL SHAREHOLDERS' EQUITY               730,220       766,398
                                                --------      --------
       TOTAL LIABILITIES &
       SHAREHOLDERS' EQUITY                   $1,373,012    $1,234,905
                                              ==========    ==========


        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in Thousands Except Per Share Data)
                                   (Unaudited)


                                   Thirteen Weeks Ended           Thirty-Nine Weeks Ended
                                September 30,   October 1,      September 30,     October 1,
                                     1995          1994             1995            1994

   Net sales                      $309,065        $278,359        $944,988        $875,888

   Cost of goods sold              151,026         137,588         460,433         425,560
                                  --------        --------        --------        --------
      Gross profit                 158,039         140,771         484,555         450,328

   Operating expenses              129,227         123,831         396,063         379,949

   Net finance income              (16,601)        (15,215)        (48,717)        (44,443)
                                  --------        --------        --------        --------
      Operating earnings            45,413          32,155         137,209         114,822

   Interest expense                 (4,134)         (2,648)         (9,211)         (8,700)

   Other income                        519           3,876           2,972           4,848
                                  --------        --------        --------        --------
      Earnings before
       income taxes                 41,798          33,383         130,970         110,970

   Income taxes                     15,469          10,677          48,463          39,331
                                  --------        --------        --------        --------
   Net earnings                   $ 26,329        $ 22,706        $ 82,507        $ 71,639
                                  ========        ========        ========        ========
   Earnings per weighted
    average common share          $    .65        $    .53        $   2.00        $   1.68
                                  ========        ========        ========        ========
   Dividends declared per
    common share                  $    -          $    -          $    .81        $    .81
                                  ========        ========        ========        ========
   Weighted average common
    shares outstanding              40,383          42,858          41,180          42,765
                                  ========        ========        ========        ========

        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                   Thirty-Nine Weeks Ended
                                                 September 30,    October 1,
                                                      1995           1994


   OPERATING ACTIVITIES
      Net earnings                                   $ 82,507      $ 71,639
      Adjustments to reconcile net earnings
      to net cash provided by:
       Depreciation                                    19,670        20,741
       Amortization                                     5,395         2,702
       Deferred income taxes                          (13,287)       (8,046)
       Gain on sale of assets                            (203)       (2,880)
      Changes in operating assets
       and liabilities:
       (Increase) decrease in receivables             (70,718)        1,507
       (Increase) decrease in inventories             (17,308)        1,637
       Increase in prepaid expenses                    (9,001)       (7,054)
       Decrease in accounts payable                   (15,614)      (20,180)
       Increase in accruals, deposits and
          other long-term liabilities                  40,564        15,710
                                                     --------      --------
      Net cash provided by operating
       activities                                      22,005        75,776

   INVESTING ACTIVITIES
      Capital expenditures                            (20,750)      (27,287)
      Acquisitions of businesses                      (19,923)       (4,141)
      Disposal of business                                -          26,611
      Disposal of property and equipment                4,940         9,178
      Increase in other noncurrent assets              (3,944)       (4,681)
                                                     --------      --------
      Net cash used in investing activities           (39,677)         (320)

   FINANCING ACTIVITIES
      Payment of long-term debt                          (150)         (578)
      Increase in long-term debt                        4,795           196
      Increase (decrease) in notes payable            142,043       (42,111)
      Purchase of treasury stock                     (100,375)          -
      Proceeds from stock plans                        10,276         9,191
      Cash dividends paid                             (33,185)      (34,623)
                                                    ---------      --------
      Net cash used in financing activities            23,404       (67,925)

   Effect of exchange rate changes                       (474)       (1,458)
                                                    ---------      --------
   Increase in cash and cash equivalents                5,258         6,073

   Cash and cash equivalents at
    beginning of year                                   9,015         6,729
                                                    ---------     ---------
   Cash and cash equivalents at
    end of period                                    $ 14,273      $ 12,802
                                                     ========      ========

        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

   1. This report should be read in conjunction with the consolidated financial statements and related notes included in Snap-on Incorporated's Annual Report for the year ended December 31, 1994.

        In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of financial condition and results of operations for the thirteen and thirty-nine weeks ended September 30, 1995 have been made. Management also believes that the results of operations for the thirteen and thirty-nine weeks ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

   2. Snap-on Incorporated normally declares and pays in cash four regular, quarterly dividends. However, the third quarter dividend in each year is declared in June, giving rise to two regular quarterly dividends appearing in the second quarter statements and correspondingly, three regular quarterly dividends appearing in the first twenty-six weeks' statements.

   3. Income tax paid for the thirty-nine week periods ended September 30, 1995 and October 1, 1994 was $50.4 million and $47.6 million.

   4. Interest paid for the thirty-nine week periods ended September 30, 1995 and October 1, 1994 was $10.4 million and $8.7 million.

   5. Snap-on Incorporated (the "Corporation") has made previous disclosures with respect to a guarantee of certain lease obligations, including most recently in a Form 8-K Current Report filed on September 27, 1995.

        Prior to the disposition of Systems Control, Inc. by a subsidiary of the Corporation on September 29, 1994, Systems Control, Inc.'s single-purpose subsidiaries, Tejas Testing Technology One, L.C. and Tejas Testing Technology Two, L.C. (the "Tejas Companies"), entered into two seven-year contracts with the Texas Natural Resources Conservation Commission, an agency of the State of Texas ("TNRCC"), to perform automotive emissions testing in the Dallas/Fort Worth and Southeast regions of Texas in a centralized manner in accordance with the federal Environmental Protection Agency ("EPA") guidelines relating to "I/M 240" test-only facilities. The Corporation guaranteed payment (the "Guaranty") of the Tejas Companies' obligations under an Agreement for Lease and a seven year Lease Agreement, each dated June 22, 1994, in the amount of approximately $98.8 million plus an interest factor (the "Lease Obligations"), pursuant to which the Tejas Companies leased the facilities (and associated testing equipment) necessary to perform the emission testing contracts. The Guaranty was assigned to the lessor's lenders (the "Lenders") as collateral.

        On February 1, 1995, the State of Texas suspended the centralized emissions testing program described in the emissions testing contracts. On May 1, 1995, the State of Texas enacted legislation that terminated the centralized testing program and directed the Governor of the State of Texas to implement a new program after negotiations with the EPA.
        On September 12, 1995, the Tejas Companies filed bankruptcy petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas (Austin Division).

        The Corporation and the Lenders have been engaged in continuing discussions concerning this matter, and the Lenders have not exercised their rights under the terms of the Guaranty to cause the Corporation to pay all Lease Obligations to the Lenders on an accelerated basis. Further, the Corporation reached an agreement whereby the Lenders will forbear from accelerating the Lease Obligations until at least December 31, 1995. The Corporation has been making monthly payments on the Lease Obligations since May 1995 and has paid approximately $10.4 million to date. It is expected that these payments will total approximately $14 million through December 31, 1995. The Corporation is discussing with the Lenders extending beyond December 31, 1995 the Lender's existing agreement to forbear from accelerating the Lease Obligations.

        While the Corporation previously believed it was probable that there would be developments, prior to December 31, 1995, to enable the Tejas Companies to have the ability to ultimately satisfy the Lease Obligations, the Corporation currently believes, based upon subsequent events and the uncertain Federal and State political climate, that such developments may not occur until during the legislative session scheduled to begin January 14, 1997. One potential basis for such a development arises under the original contracts to perform centralized emissions testing. Those contracts obligate the TNRCC to purchase the Tejas Companies' testing facilities or to reimburse costs that the Tejas Companies incurred in the construction and implementation of the centralized testing program and have not recovered through the sale of the testing facilities to a third party. However, fulfillment of the TNRCC's purchase or reimbursement obligation requires an appropriation of funds by the Texas Legislature, which is subject to the political process. The TNRCC is contractually obligated to seek such appropria-tion and has affirmed such obligation. A second potential basis is that the TNRCC's obligation could be satisfied in whole or in part in various other ways including an arrangement negotiated among the State of Texas, the Tejas Companies and the Corporation under which, for example, State agencies would use the testing facilities and/or some of the facilities would be used in a new emissions testing program developed in accordance with the May legislation. Whether or not the new emissions testing program announced by the Governor will ultimately include substantial use of the testing facilities is currently unknown and depends, among other things, on negotiations between the EPA and the State of Texas concerning the manner in which the new program will satisfy federal requirements, EPA policies that have reflected a strong preference for test-only testing facilities and potential federal legislation that may impact those policies.
        The emissions testing program announced on November 10, 1995 by the Governor appears to include little use of the facilities. Accordingly, at the present time, satisfaction of the Lease Obligations through significant use of the facilities in a new program now appears unlikely.

        If the Lenders exercise acceleration rights or the Corporation deter-mines it is probable they will do so, then the remaining Lease Obligations will be treated as a liability of the Corporation until they are discharged. However, in such event, the Corporation believes there are ways by which it will have the opportunity to recover funds it delivers under the Guaranty. Described above are two ways by which the Tejas Companies may receive funds to enable them to discharge the Lease Obligations, which would benefit the Corporation to the extent it has satisfied the Lease Obligations. In addition, if the Corporation must satisfy the Lease Obligations and the TNRCC does not purchase the test facilities, reimburse costs or otherwise honor its contractual obligations, then the Lender's interests in the testing facilities and equipment ultimately accrue to the Corporation.

        Accordingly, the Corporation has not established any liability on its balance sheet in respect of its obligations under the Guaranty. Based upon discussions with Texas officials and management's belief that the State of Texas will take sufficient action favorable to the Corpora-tion, by appropriating funds to enable the TNRCC to fulfill its contractual obligations or otherwise, to enable the State of Texas to honor in all material respects the TNRCC's contractual obligations, it is management's opinion that the Guaranty (and a related Capital Subscription Agreement that relates to the same obligation) is not likely to have a material adverse effect on the Corporation's financial condition or results of operations.

   6. Certain prior-year amounts have been reclassified to conform with current-year presentation.

                              SNAP-ON INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   Overview: Net earnings for the third quarter of 1995 increased 16.0% over the year ago quarter on a net sales increase of 11.0%. For the first nine months, 1995 net earnings increased 15.2% over the comparable 1994 period on a net sales increase of 7.9%. Earnings per share for the third quarter and first nine months of 1995 increased 22.6% and 19.0% over 1994 comparable periods. These results reflect broad-based strength across virtually all of the Corporation's markets and product lines, including both the North American and European hand tool markets, diagnostic and shop equipment sales, industrial and other international markets.

   Sales: Net sales for the third quarter of 1995 were $309.1 million, compared with $278.4 million in the third quarter of 1994. Net sales for the first nine months of 1995 were $945.0 million, compared with $875.9 million for the 1994 comparable period.

   North American sales for the third quarter of 1995 were $251.1 million, an increase of 10.6% over third quarter 1994 sales of $227.0 million. North American sales for the first nine months of 1995 were $755.8 million, an increase of 11.2% over nine month 1994 sales of $679.7 million. The third quarter's results reflect continued sales increases in the U.S. core hand tool and equipment diagnostic businesses, an improvement in the Corporation's industrial business, and increased sales in Canada. Acquisitions made in 1994 contributed incremental 1995 third quarter and nine-month sales of $8.1 million and $25.8 million, respectively.

   European sales for the third quarter of 1995 were $38.2 million, an increase of 10.6% over third quarter 1994 sales of $34.5 million.
   European sales for the first nine months of 1995 were $128.8 million, a decrease of 14.2% from nine-month 1994 sales of $150.2 million. Nine-month 1994 sales benefited from approximately $32 million of sales related to the German emissions-testing program which was substantially completed during the second quarter of 1994.

   Other International sales for the third quarter of 1995 were $19.8 million, an increase of 17.2% over third quarter 1994 sales of $16.9 million. Other International sales for the first nine months of 1995 were $60.4 million, an increase of 31.3% over nine-month 1994 sales of $46.0 million. The majority of Other International sales are in Japan and Australia, which continue to experience good sales growth. Sales benefited in both periods from favorable currency translation.

   Earnings: Earnings for the third quarter of 1995 were $26.3 million, compared with $22.7 million in the third quarter of 1994. Per share earnings for the third quarter rose to $.65 per share in 1995 from $.53 per share in 1994. Earnings for the first nine months of 1995 were $82.5 million in 1995, compared with $71.6 million in 1994. Per share earnings for the first nine months rose to $2.00 per share in 1995 compared to $1.68 per share last year.

   Operating expenses: As a percentage of net sales, third quarter operating expenses net of finance income decreased to 36.4% in 1995 from 39.0% in 1994. As a percentage of net sales, nine-month operating expenses net of finance income decreased to 36.8% in 1995 from 38.3% in 1994. This reduction resulted from a higher sales level, productivity improvements, and cost reduction initiatives, including the consolidation of certain operations.

   FINANCIAL CONDITION

   Liquidity: Cash and short-term investments increased to $14.3 million at the end of the third quarter from $9.0 million at the end of 1994.
   Working capital was $584.7 million at the end of the third quarter versus $635.2 million at the end of 1994. The decrease was primarily due to the completion of a $100 million share repurchase program that was primarily funded with short-term debt. At the end of the quarter, the Corporation had a $100 million revolving credit facility and bank lines of credit totaling $150 million to support its commercial paper. As of October 6, 1995, in conjunction with the Corporation selling notes in a public offering on October 3, 1995 and selling accounts receivable on October 6, 1995, the bank lines of credit totaling $150 million have been eliminated.

   The Corporation utilized $100 million of its $300 million shelf registration with the Securities and Exchange Commission to issue debt securities. On October 3, 1995, the Corporation sold $100 million aggregate principal amount of its notes to the public. The notes require payment of interest on a semiannual basis at a rate of 6 5/8% and mature on October 1, 2005. The net proceeds of such sale (approximately $98.7 million) were used to repay a portion of the Corporation's outstanding commercial paper and for working capital and general corporate purposes.

   The Corporation has sufficient sources of liquidity to support current and future working capital requirements, finance capital expenditures and pay dividends.

   Accounts receivable: Accounts receivable increased to $643.8 million at the end of the third quarter from $568.4 million at the end of 1994. This increase coincides with the current sales level and an increase in leasing activity related to equipment sales. The majority of accounts receivable involve customers' extended credit and lease purchases of higher-value products. Other receivables include those from dealers, industrial and international customers, and government.

   On October 6, 1995, the Corporation entered into certain purchase and sale agreements (the "Sale Agreements"), which provide for the sale from time to time by the Corporation of an undivided interest in a pool of certain of its accounts receivable to a third party financing institution. The Sale Agreements provide for a maximum of $150 million of such accounts receivable to be sold and remain outstanding at any one time. Also, on October 6, 1995, the Corporation sold $100 million of interest bearing installment receivables under these Sale Agreements.

   Inventories: Inventories increased to $250.1 million at the end of the third quarter from $229.0 million at the end of 1994. This increase coincides with the current sales level and supports the United Kingdom vehicle emissions-testing program scheduled to begin on January 1, 1996.

   Liabilities: Total short-term and long-term debt was $268.5 million at the end of the quarter compared with $119.9 million at the end of 1994. The increase was primarily due to purchases of the Corporation's stock under the share repurchase program. Also contributing to the increase, the Corporation increased its ownership in EDGE Diagnostic Systems from 30 to 90 percent during the second quarter of 1995. Total debt to total capital was 26.9% at the end of the quarter compared with 13.5% at the end of 1994.

   Average shares outstanding: Average shares outstanding decreased to 40.4 million for the third quarter and to 41.2 million for the first nine months of 1995, compared with 42.9 million and 42.8 million for the same periods last year, respectively. The decrease was due to the completion of the Corporation's $100 million share repurchase program in the second quarter of 1995.

                           PART II.  OTHER INFORMATION

   Item 6:  Exhibits and Reports on Form 8-K

   Item 6(a):  Exhibits

   10.1 Receivables Purchase and Sale Agreement, dated as of October 6, 1995, among Snap-on Credit Corporation, as Seller, Corporate Asset Funding Company, Inc., as Investor, and Citicorp North America Inc., individually and as Agent.

   10.2 Receivables Purchase and Sale Agreement, dated as of October 6, 1995, among Snap-on Credit Corporation, as Seller, the banks set forth on the signature pages thereof, and Citicorp North America, Inc., individually and as Agent.

   10.3 Support Agreement, dated as of October 6, 1995, by Snap-on Incorporated in favor of Corporate Asset Funding Company, Inc., Citibank, N.A. and Citicorp North America, Inc.

   Item 6(b):  Reports on Form 8-K Filed During the Reporting Period

       Date Filed         Date of Report              Item
   September 27, 1995  September 26, 1995  Item 5. Other Events. Information
                                           summarizing and updating previous
                                           disclosure with respect to a
                                           guarantee of certain lease
                                           obligations of two former indirect
                                           Texas subsidiaries of the
                                           Corporation.

   Item 6(c):  Reports on Form 8-K Filed After the Reporting Period

       Date Filed        Date of Report              Item
   October 3, 1995     September 28, 1995  Item 5. Other Events. Information
                                           with respect to the public
                                           offering of $100 million aggregate
                                           principal amount of the
                                           Corporation's 6 5/8% Notes due
                                           October 1, 2005.

                                           Item 7. Financial Statements and
                                           Exhibits.  Final versions of the
                                           Terms Agreements, Officer's
                                           Certificate and Indenture relating
                                           to the issuance and sale of the 6
                                           5/8% Notes due October 1, 2005.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.


                                 SNAP-ON INCORPORATED





   Date:   November 14, 1995     /s/ R. A. Cornog
                                 R. A. CORNOG
                                 (Chairman, President and Chief Executive
                                 Officer)


   Date:   November 14, 1995     /s/ G. D. Johnson
                                 G. D. JOHNSON
                                 (Principal Accounting Officer and
                                 Controller)

                                  EXHIBIT INDEX

   Exhibit No.                   Description

     10.1 Receivables Purchase and Sale Agreement, dated as of October 6, 1995, among Snap-on Credit Corporation, as Seller, Corporate Asset Funding Company, Inc., as Investor, and Citicorp North America Inc., individually and as Agent.

     10.2 Receivables Purchase and Sale Agreement, dated as of October 6, 1995, among Snap-on Credit Corporation, as Seller, the banks set forth on the signature pages thereof, and Citicorp North America, Inc., individually and as Agent.

      10.3 Support Agreement, dated as of October 6, 1995, by Snap-on Incorporated in favor of Corporate Asset Funding Company, Inc., Citibank, N.A. and Citicorp North America, Inc.

       27          Financial Data Schedule.