Form 10-K
period 1995-12-30
SNAP ON INC
filed 1996-03-28
CIK 91440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 30, 1995

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   Commission File Number 1-7724

                              SNAP-ON INCORPORATED
             (Exact name of registrant as specified in its charter)

             Delaware                                         39-0622040
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

   10801 Corporate Drive, Kenosha, Wisconsin                      53141-1430
   (Address of principal executive offices)                        (Zip code)

   Registrant's telephone number, including area code: (414) 656-5200

   Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                               Name of exchange on
                                                       which registered
   Common stock, $1 par value                        New York Stock Exchange
   Preferred stock purchase rights                   New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
   filing requirements for the past 90 days.  Yes [ X]  No [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form
   10-K or any amendment to this Form 10-K. [   ]

   Aggregate market value of voting stock held by nonaffiliates of the registrant at February 26, 1996:
                                 $1,768,984,788

   Number of shares outstanding of each of the registrant's classes of common stock at February 26, 1996:
                  Common stock, $1 par value, 40,433,938 shares
                  Shares preferred stock purchase rights, none

   Documents incorporated by reference
   Portions of the Corporation's Annual Report to Shareholders for the fiscal year ended December 30,1995, are incorporated by reference into Parts I, II and IV of this report.

   Portions of the Corporation's Proxy Statement, dated March 15, 1996, prepared for the Annual Meeting of Shareholders scheduled for April 26, 1996, are incorporated by reference into Part III of this report.

                            TABLE OF CONTENTS
      Page

   PART I
   Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . 3
   Item 2.   Description of Properties . . . . . . . . . . . . . . 7
   Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . 8
   Item 4.   Submission of Matters to a Vote of Security Holders . 8
   Item 4.1. Executive Officers of the Registrant  . . . . . . . . 8

   PART II
   Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters  . . . . . . . . . . . . . . . . 9
   Item 6.   Selected Financial Data . . . . . . . . . . . . . . . 9
   Item 7.   Management Discussion and Analysis of
             Financial Condition and Results of Operations . . . . 9
   Item 8.   Financial Statements and Supplementary Data . . . . . 9
   Item 9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure  . . . . . . . 9

   PART III
   Item 10.  Directors and Executive Officers of the Registrant  . 9
   Item 11.  Executive Compensation  . . . . . . . . . . . . . . . 9
   Item 12.  Security Ownership of Certain Beneficial
              Owners and Management  . . . . . . . . . . . . . . . 9
   Item 13.  Certain Relationships and Related Transactions  . .  10

   PART IV
   Item 14.  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K  . . . . . . . . . . . . . . .  10

   Auditor's Reports . . . . . . . . . . . . . . . . . . . . . .  11
   Signature Pages . . . . . . . . . . . . . . . . . . . . . . .  12
   Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .  14


   PART I

     Item I: Business

   Snap-on Incorporated (the "Corporation") was incorporated under the laws of the state of Wisconsin in 1920 and reincorporated under the laws of the state of Delaware in 1930. Its corporate headquarters are located in Kenosha, Wisconsin.

   The Corporation, which is in a single line of business, is a leading manufacturer and distributor of high-quality hand tools, power tools, tool storage products, diagnostic equipment, shop equipment, and diagnostic software and other services, primarily for use by professional technicians in automotive service and other industries. In addition to individual automotive technicians, shop owners and other professional tool users, the Corporation's products are marketed to industrial and government entities, as well as to original equipment manufacturers ("OEMs").

   The Corporation has operations throughout the world. Its largest markets include the United States, Australia, Brazil, Canada, Germany, Japan, Mexico, the Netherlands, Spain and the United Kingdom. Products and services to support its products and customers are marketed and distributed in more than 100 countries.

   In 1995 the Corporation expanded its product line and marketing programs to address additional customer tool and equipment needs, and to expand internationally. The Corporation increased its ownership in Edge Diagnostic Systems, a U.S. developer of software-based diagnostic systems, from 27% to 90%. In addition, the Corporation acquired Herramientas Eurotools, S.A. of Spain, a leading hand tool manufacturer that broadens the Corporation's distribution and establishes a manufacturing presence on the European continent, and Consolidated Devices, Inc., a U.S. manufacturer of torque application and measuring equipment.

   The Corporation conducts its business through four principal operating groups:

   - Snap-on Tools focuses on the development and sale of products and services through the Corporation's worldwide dealer direct sales programs to professional technicians and shop owners, and through distributors in some non-U.S. locations. Trade names associated with this operating group include: Snap-on - hand tools, power tools, storage units, and certain equipment; Blue Point - hand tools and power tools; and Wheeltronic - hoists and lifts for automotive service shops;

   - Snap-on Diagnostic focuses on the development and sale of diagnostic and shop equipment to automotive service and repair shops. Trade names associated with this operating group include: Sun Electric ("Sun") - diagnostic and service equipment; Balco - engine diagnostic, wheel balancing and alignment equipment; and Edge Diagnostic Systems - software to diagnose vehicle computer systems;

   - Snap-on Industrial focuses on the development and sale of industrial tools and equipment through a direct sales force as well as through industrial distributors and other channels. Trade names associated with this operating group include: J.H. Williams - hand tools; A.T.I. Tools - tools and equipment for aerospace and industrial applications; Sioux Tools, Inc. - power tools; and Snap-on Medical Products - tools for the medical profession; and

   - Snap-on Financial Services, Inc., through its Snap-on Credit Corporation subsidiary, is responsible for certain credit and non-credit services used to support sales and to provide dealer financing options. Credit programs facilitate the sale of the Corporation's products and services, especially higher-value products such as diagnostic and other shop equipment.

   PRODUCTS, SERVICES, AND MARKETS SERVED

   The Corporation offers a broad product line which it divides into four groups -- hand tools, power tools, tool storage products, and diagnostic and shop equipment.

   Hand Tools -- Includes wrenches, screwdrivers, sockets, pliers, ratchets and other similar products, and instruments developed for medical applications and for the manufacture and servicing of electronic equipment.

   Power Tools -- Includes pneumatic (air), cord-free (battery) and corded (electric) tools such as impact wrenches, ratchets, chisels, drills, sanders, polishers and similar products.

   Tool Storage Products -- Includes tool chests, roll cabinets and other similar products for automotive, industrial, aerospace and other storage applications.

   Diagnostic and Shop Equipment -- Includes hardware and software solutions for the diagnosis and service of automotive and industrial equipment. The primary products are: engine and emissions analyzers, transmission troubleshooting equipment, air conditioning service equipment, brake service equipment, wheel balancing and alignment equipment, battery chargers, and lifts and hoists used in repair shops. Also included are service and repair information services.

   In the U.S. the Corporation supports the sale of its diagnostic and shop equipment by offering training programs to technician customers. These programs offer certification in both specific automotive technologies and in the application of specific diagnostic equipment developed and marketed by the Corporation and its subsidiaries.

   Competition

   The Corporation competes on the basis of its product quality, service, brand awareness, and technological innovation. While no one company competes with the Corporation across all of its product lines and channels, various companies compete in one or more product categories and/or distribution channels.

   The Corporation believes that it is a leading producer and distributor of products it manufactures to the markets it serves in the automotive service industry, and that through the Corporation and its subsidiaries it offers the broadest line of products to the automotive service industry. The major competitors selling to professional technicians in the professional sector through the mobile van channel include MAC Tools (The Stanley Works) and Matco (Danaher Corporation). The major competitors selling diagnostic and shop equipment to shop owners in the professional sector include Automotive Diagnostic (SPX Corporation) and Hunter Engineering. In the industrial sector, major competitors include Armstrong (Danaher Corporation), Cooper Industries, and Proto (The Stanley Works).

   Consolidated Sales

   The following table shows the approximate percentage of sales for each of the Corporation's product groups in each of the past three years. The Corporation believes this sales mix is representative of its consolidated sales worldwide.

   Product Group % of Sales   1995     1994      1993

   Hand Tools                  40%      38%       37%
   Power Tools                 10%       7%        7%
   Tool storage products       10%      11%       11%
   Diagnostic/Shop             40%      44%       45%

   Market Sectors Served -- The Corporation markets and distributes its products around the world primarily to two market sectors: the professional sector and the industrial sector. For further information on the Corporation's international and domestic operations, see Note 14 on page 35 of the Corporation's 1995 Annual Report, incorporated herein by reference.

   Professional Sector

   The professional sector has two primary customer groups: professional technicians, primarily in the automotive service industry, who purchase tools and equipment for themselves, and shop owners and managers who purchase equipment for use by multiple technicians within a service or repair facility in the automotive service or other industries. Following is a discussion of the characteristics of these customers and the Corporation's position in their markets.

   Professional Technicians and Shop Owners -- The Corporation markets its products and services to professional automotive technicians and shop owners in the U.S. and selected other countries, primarily through its dealer van distribution system. It provides innovative tools and equipment solutions, as well as technical sales support and training, to meet technicians' evolving needs. Through this channel, the Corporation also serves owners and managers of shops where technicians work with tools, equipment and diagnostic products.

   Major challenges for the Corporation and the industry include increased competition within the dealer van channel during the past decade and lower automotive technician turnover.

   Industrial Sector

   The Corporation markets its products to a wide variety of industrial customers, including industrial maintenance and repair facilities; manufacturing and assembly operations; industrial distributors; government facilities; schools; and OEMs who require instrumentation or service tools and equipment for their products.

   Major challenges in the industrial market include a highly competitive, cost-conscious environment, and a trend toward customers making all of their tool purchases through one integrated supplier. The Corporation believes it is currently a meaningful participant in the market for industrial tools and equipment. The Corporation expects to increase its market penetration in this sector over the next decade.

   DISTRIBUTION AND THE FRANCHISE PROGRAM

   The Corporation serves customers through direct and indirect sales channels.

   Distribution to Technicians and Shop Owners

   Snap-on Dealer Organization -- Sales to technicians and shop owners are conducted weekly at the customer's place of business, primarily through the mobile dealer van system. Dealers purchase the Corporation's products at a discount from suggested retail prices and resell them at prices of the dealer's choosing. Although some dealers have sales areas defined by other methods, all new U.S., and a majority of existing U.S., dealers are provided a list of places of business which serves as the basis of the dealer's sales route.

   Since 1991, all new U.S. dealers, and a majority of existing U.S. dealers, have been enrolled as franchisees of the Corporation. The Corporation currently charges initial and ongoing monthly license fees, which do not add materially to the Corporation's revenues. The Corporation makes it possible for prospective dealer candidates to work as employee sales representatives, at salary plus commission, for up to one year prior to making an investment in a franchise. In addition, through Snap-on Financial Services, Inc. and its subsidiary, Snap-on Credit Corporation, the Corporation also provides financial assistance for newly converted franchise dealers and other new franchise dealers, which could include financing for initial license fees, inventory, revolving accounts receivable acquisition, equipment, fixtures, other expenses and an initial checking account deposit. At year-end 1995, approximately 85 percent of all U.S. dealers were enrolled as franchisees.

   The Corporation services and supports its dealers with an extensive field organization of branch offices, and service and distribution centers. The Corporation also provides sales training, customer and dealer financial assistance, and marketing and product promotion programs to help maximize dealer sales. A National Dealer Advisory Council, comprised of and elected by dealers, assists the Corporation in identifying and implementing enhancements to the franchise program.

   The Corporation has replicated its dealer van method of distribution in Australia, Canada, Germany, Mexico, the Netherlands, Japan and the United Kingdom. The Corporation also markets products to additional selected countries through its subsidiary, Snap-on Tools International, Ltd., which sells to foreign distributors under license or contract with the Corporation.

   Snap-on/Sun Tech Systems -- Higher-end diagnostic and shop equipment is also sold directly to customers through the Snap-on/Sun Tech Systems employee sales force ("Tech Specialists"). They are compensated primarily on the basis of commission. In the U.S., Tech Specialists sell Snap-on and Sun brand equipment to accounts on their own, and assist dealers in the demonstration and sale of Snap-on and Sun brand diagnostic equipment.

   The Snap-on/Sun Tech Systems group also sells Snap-on and Sun equipment to volume buyers such as retail service centers and OEMs through a national account sales organization. In addition, Sun brand equipment is marketed through distributors in Canada, South America and Asia, and through both a direct sales force and distributors in Europe.

   Distribution to Industrial Customers

   Marketing to industrial and governmental customers is by both direct sales through industrial sales representatives, who are employees, and indirect sales through independent industrial distributors. At year-end 1995, the Corporation had industrial sales representatives in the United States, Australia, Japan, Mexico, Puerto Rico, and segments of Europe. U.S. industrial sales accounted for the majority of the Corporation's total industrial sales. The sales representatives focus on industrial customers who prefer to buy on quality and service, as well as certain OEM accounts.

   RAW MATERIAL & PURCHASED PRODUCT

   The Corporation's supply of raw materials (various grades of steel bars and sheets) and purchased components are readily available from numerous suppliers.

   The majority of 1995 consolidated net sales consisted of products manufactured by the Corporation. The remainder was purchased from outside suppliers. No single supplier's products accounted for a material portion of 1995 consolidated net sales.

   PATENTS AND TRADEMARKS

   The Corporation vigorously pursues and relies on patent protection to protect its inventions and its position in the market. As of December 30, 1995, the Corporation and its subsidiaries held over 400 patents worldwide, with more than 250 pending patent applications. No sales relating to any single patent represents a material portion of the Corporation's revenues.

   Patent protection covers certain products which are believed to have significant market potential. Examples of these products include engine analyzers, serrated jaw open-end wrenches, wheel balancers, sealed ratchets, electronic torque wrenches, ratcheting screwdrivers, emissions sensing devices and air conditioning equipment.

   Much of the technology used in the manufacturing of automotive tools and equipment is in the public domain. The Corporation relies primarily on trade secret protection to protect proprietary processes used in manufacturing. Methods and processes are patented when appropriate.

   Trademarks used by the Corporation are of continuing importance to the Corporation in the marketplace. Trademarks have been registered in the U.S. and 67 other countries, and additional applications for trademark registrations are pending. Proper use of the Corporation's trademarks is rigorously policed.

   The Corporation's right to manufacture and sell certain products is dependent upon licenses from others. These products do not represent a material portion of the Corporation's sales.

   WORKING CAPITAL

   Because the Corporation's business is not seasonal, and its inventory needs are relatively constant, no unusual working capital needs arise during the year.

   The Corporation's use of working capital to extend credit to its dealers and to purchase installment credit receivables from dealers is discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is found on pages 17 to 21 of the Corporation's 1995 Annual Report and is incorporated herein by reference.

   The Corporation does not depend on any single customer, small group of customers or government for any material part of its sales, and has no significant backlog of orders.

     Environment

   The Corporation complies with applicable environmental control requirements in its operations. Compliance has not had a material effect upon the Corporation's capital expenditures, earnings or competitive position.

     EMPLOYEES

   At the end of 1995, the Corporation and its subsidiaries employed approximately 10,200 people, of whom approximately one-third are engaged in manufacturing activities.

   Item 2: Description of Properties

   The Corporation maintains both leased and owned manufacturing, warehouse, distribution and office facilities throughout the world. The Corporation believes that its facilities are well maintained and have a capacity adequate to meet the Corporation's present and foreseeable future demand. The Corporation's U.S. facilities occupy approximately 4.0 million square feet, of which approximately 85 percent is owned. The Corporation's facilities outside the U.S. contain approximately 1.5 million square feet, of which approximately 70 percent is owned.

   The Corporation's principal manufacturing locations and distribution centers are as follows:

   Location                         Type of property      Owned/Leased
   City of Industry, California     Manufacturing             Leased
   Escondido, California            Manufacturing             Owned
   San Jose, California             Manufacturing             Leased
   Sunnyvale, California            Manufacturing             Leased
   Columbus, Georgia                Manufacturing             Owned

   Crystal Lake, Illinois           Distribution and          Owned
                                     manufacturing
   Mt. Carmel, Illinois             Manufacturing             Owned
   Ottawa, Illinois                 Distribution              Owned
   Algona, Iowa                     Manufacturing             Owned
   Sioux City, Iowa                 Manufacturing             Owned

   Natick, Massachusetts            Manufacturing             Owned
   Olive Branch, Mississippi        Distribution              Leased
                                     and owned
   Carson City, Nevada              Distribution              Owned
   Robesonia, Pennsylvania          Distribution              Owned
   Johnson City, Tennessee          Manufacturing             Owned

   Elizabethton, Tennessee          Manufacturing             Owned
   East Troy, Wisconsin             Manufacturing             Owned
   Kenosha, Wisconsin               Manufacturing             Owned
   Milwaukee, Wisconsin             Manufacturing             Owned
   Sydney, Australia                Distribution              Leased
   Barbara D'oeste, Brazil          Manufacturing             Owned
   Calgary, Canada                  Distribution              Leased
   Mississagua, Canada              Manufacturing             Leased
   Newmarket, Canada                Distribution and          Owned
                                     manufacturing
   Kettering, England               Distribution              Owned
   King's Lynn, England             Distribution and          Owned
                                     manufacturing
   Altmittweida, Germany            Manufacturing             Owned
   Shannon, Ireland                 Manufacturing             Leased
   Tokyo, Japan                     Distribution              Leased
   Amsterdam, the Netherlands       Distribution              Owned
   Irun, Spain                      Manufacturing             Owned
   Urretxu, Spain                   Manufacturing             Owned
   Victoria, Spain                  Distribution and          Owned
                                     manufacturing

   Item 3: Legal Proceedings

   Note 4 to the Financial Statements of the Corporation on page 26 of its 1995 Annual Report is incorporated herein by reference. None of such litigation is material within the meaning of Section 103 of Regulation S-K in that such matters individually or in the aggregate do not exceed 10% of current assets. In addition, on December 8, 1995 the Corporation intervened in litigation commenced by former subsidiaries of the Corporation against, among others, the Texas Natural Resources Conservation Commission, an agency of the State of Texas, as described in
   Note 13 to the Financial Statements of the Corporation on page 33 of its 1995 Annual Report, which note is incorporated herein by reference. Such litigation is currently pending in the United States Bankruptcy Court for the Western District of Texas (Austin Division).

   Item 4: Submission of Matters to a Vote of Security Holders

   There was no matter submitted to a vote of the shareholders during the fourth quarter of the fiscal year ending December 30, 1995.

   Item 4.1:  Executive Officers of the Registrant

   The executive officers of the Corporation, their ages as of December 31, 1995, and their current titles and positions held during the last five years are listed below.

   Robert A. Cornog (55) - Chairman, President and Chief Executive Officer since July 1991. A Director since 1982. Prior to joining Snap-on, he was President of Macwhyte Company from 1981 to 1991.

   Frederick D. Hay (51) - Senior Vice President - Transportation since February 1996. Prior to joining Snap-on, he was President of the Interior Systems and Components Division of UT Automotive, a business unit of United Technologies Corporation, from December 1989 to January 1996.

   Donald S. Huml (49) - Senior Vice President - Finance and Chief Financial Officer since August 1994. Prior to joining Snap-on, he was Vice President and Chief Financial Officer of Saint-Gobain Corporation from December 1990 to August 1994.

   Michael F. Montemurro (47) - Senior Vice President - Financial Services and Administration since August 1994. Senior Vice President - Financial Services, Administration and Chief Financial Officer from April 1994 to August 1994. Senior Vice President - Finance and Chief Financial Officer from March 1990 to April 1994.

   Jay H. Schnabel (53) - Senior Vice President - Diagnostic since April 1994 and President of Sun Electric since December 1992. Senior Vice President
   - Administration from April 1990 to April 1994. A Director since August
   1989.

   Branko M. Beronja (61) - President - North American Operations since April 1994, and Vice President - Sales, North America from August 1989 to April 1994.

   Gregory D. Johnson (46) - Controller since April 1992. Financial Controller - Asia/Pacific from April 1991 to April 1992. Director - Budgets, Corporate Cost and International Accounting from April 1984 to April 1991.

   Susan F. Marrinan (47) - Vice President, Secretary and General Counsel since January 1992. Secretary and General Counsel from November 1990 to January 1992.

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

   PART II

   Item 5: Market for Registrant's Common Equity and Related Stockholder
   Matters

   At December 30, 1995, the Corporation had 40,524,163 shares of common stock outstanding.

   On January 26, 1996, the Corporation's Board of Directors authorized the Corporation to repurchase shares of the Corporation's common stock from time to time in the open market or in privately negotiated transactions. The authority allows repurchase up to the number of shares issued or delivered from treasury from time to time under the various plans the Corporation has in place that call for the issuance of the Corporation's common stock. Currently, those plans include the Corporation's Employee Stock Ownership Plan, Franchise Dealer Stock Ownership Plan, 1986 Incentive Stock Program, Amended and Restated Directors' 1993 Fee Plan, and Dividend Reinvestment and Stock Purchase Plan. Based upon the number of shares issued under plans and programs through February 24, 1996, as of that date the Corporation had the authority pursuant to the Board's action to repurchase 181,583 shares.

   Additional information required by Item 5 is contained on page 40 of the Corporation's 1995 Annual Report and is incorporated herein by reference to said Annual Report.

   Item 6: Selected Financial Data

   The information required by Item 6 is contained on pages 36 and 37 of the Corporation's 1995 Annual Report and is incorporated herein by reference to said Annual Report.

   Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information required by Item 7 is contained on pages 17 to 20 of the Corporation's 1995 Annual Report and is incorporated herein by reference to said Annual Report.

   Item 8: Financial Statements and Supplementary Data

   The information required by Item 8 is contained on pages 21 to 37 of the Corporation's 1995 Annual Report and is incorporated herein by reference to said Annual Report.

   Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

   PART III

   Item 10: Directors and Executive Officers of the Registrant

   The identification of the Corporation's directors as required by Item 10 is contained in the Corporation's Proxy Statement, dated March 15, 1996, and is incorporated herein by reference to said Proxy Statement. With respect to information about the Corporation's executive officers, see caption "Executive Officers of the Registrant" at the end of Part I of this report.

   The disclosure of late filers pursuant to Item 405 of Regulation S-K is contained on page 16 of the Corporation's Proxy Statement, dated March 15, 1996 , and is incorporated herein by reference to said Proxy Statement.

   Item 11: Executive Compensation

   The information required by Item 11 is contained on pages 7 to 9 of the Corporation's Proxy Statement, dated March 15, 1996, and is incorporated herein by reference to said Proxy Statement.

   Item 12: Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 is contained on page 5 of the Corporation's Proxy Statement, dated March 15, 1996, and is incorporated herein by reference to said Proxy Statement.

   Item 13: Certain Relationships and Related Transactions

   None.

   PART IV

   Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

   Item 14(A):  Document List

   1.  List of Financial Statements

   The following consolidated financial statements of Snap-on Incorporated, and the Auditors' Report thereon, each included in the 1995 Annual Report of the Corporation to its shareholders for the year ended December 30, 1995, are incorporated by reference in Item 8 of this report:

   Consolidated Balance Sheets as of December 30, 1995 and December 31, 1994.

   Consolidated Statements of Earnings for the years ended December 30, 1995, December 31, 1994 and January 1, 1994.

   Consolidated Statements of Shareholders' Equity for the years ended December 30, 1995, December 31, 1994 and January 1, 1994.

   Consolidated Statements of Cash Flows for the years ended December 30, 1995, December 31, 1994 and January 1, 1994.

   Notes to Consolidated Financial Statements.

   2.  Financial Statement Schedule

   The following consolidated financial statement schedule of Snap-on Incorporated is included in Item 14(d) as a separate section of this report.

   Schedule II     Valuation and Qualifying Accounts     pg. 16

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable and, therefore, have been omitted, or are included in the Corporation's 1995 Annual Report in the Notes to Consolidated Financial Statements for the years ended December 30, 1995, December 31, 1994 and January 1, 1994, which are incorporated by reference in Item 8 of this report.


   3.  List of Exhibits

   The exhibits filed with or incorporated by reference in this report are as specified in the exhibit index.


   Item 14(B):  Reports on Form 8-K

   No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULE


   We have audited, in accordance with generally accepted auditing standards, the financial statements included in Snap-on Incorporated's (the "Corporation") Annual Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on page 16 is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                      /s/ Arthur Andersen LLP

                                      ARTHUR ANDERSEN LLP

   Milwaukee, Wisconsin
   January 24, 1996



                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


   As independent public accountants, we hereby consent to the incorporation of our reports included (or incorporated by reference) in this Form 10-K, into the Corporation's previously filed Registration Statement File Nos. 2-53663, 2-53578, 33-7471, 33-22417, 33-37924, 33-39660, 33-57898, 33-
   55607, 33-58939 and 33-58943.


                                      /s/ Arthur Andersen LLP

                                      ARTHUR ANDERSEN LLP

   Milwaukee, Wisconsin
   March 25, 1996

                                 SIGNATURES


   Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    SNAP-ON INCORPORATED

   By:/s/ R. A. Cornog                       Date:      March 28, 1996
      R. A. Cornog, Chairman of the
      Board of Directors, President and
      Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities as indicated.


      /s/ R. A. Cornog                       Date:      March 28, 1996
      R. A. Cornog, Chairman of the
      Board of Directors, President and
      Chief Executive Officer


      /s/ D. S. Huml                         Date:      March 28, 1996
      D. S. Huml, Principal Financial
      Officer, and Senior Vice President
      - Finance



      /s/ G. D. Johnson                      Date:      March 28, 1996
      G. D. Johnson, Principal Accounting
      Officer, and Controller



   By:/s/ D. W. Brinckman                    Date:       March 28, 1996
      D. W. Brinckman, Director


   By:/s/ B. S. Chelberg                     Date:       March 28, 1996
      B. S. Chelberg, Director



   By:/s/ R. J. Decyk                        Date:       March 28, 1996
      R. J. Decyk, Director



   By:/s/ R. F. Farley                       Date:       March 28, 1996
      R. F. Farley, Director



   By:/s/ A. L. Kelly                        Date:       March 28, 1996
      A. L. Kelly, Director



   By:/s/ G. W. Mead                         Date:       March 28, 1996
      G. W. Mead, Director



   By:/s/ E. H. Rensi                        Date:       March 28, 1996
      E. H. Rensi, Director



   By:/s/ J. H. Schnabel                     Date:       March 28, 1996
      J. H. Schnabel, Director

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                            Balance of
                           Balance at     Subsidiary at      Charged to
                          beginning of       time of         costs and                     Balance at end
        Description           year         acquisition        expenses     Deductions (1)     of year

    Allowance for
     doubtful accounts
    Year ended
     December 30, 1995      $13,180,862      $   205,414      $12,999,732     $11,735,550      $14,650,458

    Year ended
     December 31, 1994      $14,946,208      $    96,355      $ 8,652,343     $10,514,044      $13,180,862

    Year ended
     January 1, 1994        $12,586,976       $1,443,272      $14,496,553     $13,580,593      $14,946,208

    (1) This amount represents write-offs of bad debts.


                                  EXHIBIT INDEX

   Item 14(c):  Exhibits

   (3) (a) Restated Certificate of Incorporation of the Corporation, effective as of March 10, 1995 (incorporated by reference to Exhibit (3)(a) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 1-7724))

        (b)  Bylaws of the Corporation, effective as of January 26, 1996

   (4) (a) Rights Agreement dated as of October 23, 1987 between the Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Corporation's Registration Statement on Form 8-A dated October 26, 1987 (Commission File No. 1-7724))

        (b) Amendment to Rights Agreement dated as of May 21, 1992 (incorporated by reference to Exhibit 1 to the Corporation's Current Report on Form 8-K dated June 4, 1992 (Commission File No. 1-7724))

        (c) Amendment to Rights Agreement dated as of January 28, 1994 (incorporated by reference to Exhibit 1 to the Corporation's Current Report on Form 8-K dated January 28, 1994 (Commission File No. 1-7724))

        The Corporation and its subsidiaries have no long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of December 30, 1995. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

   (10)  Material Contracts

        (a) Amended and Restated Snap-on Incorporated 1986 Incentive Stock Plan (incorporated by reference to Exhibit A to the Corporation's Schedule 14A for the Corporation's Annual Meeting of Shareholders to be held April 26, 1996 (Commission File No. 1-7724))*

        (b) Form of Restated Senior Officer Agreement between the
            Corporation and each of Robert A. Cornog, Branko M. Beronja, Donald S. Huml, Michael F. Montemurro and Jay H. Schnabel*

        (c) Form of Restated Executive Agreement between the Corporation and each of Richard V. Caskey, Dan G. Craighead, Dale F. Elliott, Gregory D. Johnson, Nicholas L. Loffredo, Denis J. Loverine, Susan F. Marrinan, Lawrence G. Panatera, and William R. Whyte*

        (d) Indemnification Agreement for Directors (incorporated by reference to Exhibit B to the Corporation's Proxy Statement dated March 23, 1990 (Commission File No. 1-7724))*

        (e) Amended and Restated Snap-on Incorporated Directors' 1993 Fee
            Plan*

        (f) Snap-on Incorporated Deferred Compensation Plan*

        (g) Snap-on Incorporated Supplemental Retirement Plan for Officers*

        (h) Receivables Purchase and Sale Agreement, dated as of October 6, 1995, among Snap-on Credit Corporation, as Seller, Corporate Asset Funding Company, Inc., as Investor, and Citicorp North America, Inc., individually and as Agent (incorporated by reference to Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-7724))

        (i) Receivables Purchase and Sale Agreement, dated as of October 6, 1995, among Snap-on Credit Corporation, as Seller, the banks set forth on the signature pages thereof, and Citicorp North America, Inc., individually and as Agent (incorporated by reference to Exhibit 10.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-7724))

        (j) Support Agreement, dated as of October 6, 1995, by Snap-on Incorporated in favor of Corporate Asset Funding Company, Inc., Citibank, N.A. and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-7724))

   (13)   Annual Report to Shareholders
   (21)   Subsidiaries of the Corporation
   (23) Consent of Independent Public Accountants (Included with Report of Independent Public Accountants on Financial Statement Schedule)
   (27)   Financial Data Schedule

   * Denotes management contract or compensatory plan or arrangement