Form 10-Q
period 1996-03-30
SNAP ON INC
filed 1996-05-14
CIK 91440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended March 30,1996

        Commission File Number 1-7724

                              SNAP-ON INCORPORATED
             (Exact name of registrant as specified in its charter)

              Delaware                                 39-0622040
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)


   10801 Corporate Drive, Kenosha, Wisconsin              53141-1430
      (Address of principal executive offices)            (zip code)


   Registrant's telephone number, including area code:   (414) 656-5200


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

             Class                    Outstanding at May 3, 1996
   Common stock, $1 per value              40,679,634 shares

                              SNAP-ON INCORPORATED

                                      INDEX
                                                                     Page
   Part I. Financial Information

                Consolidated Statements of Earnings -
                Thirteen Weeks Ended
                March 30, 1996 and April 1, 1995                       3

                Consolidated Balance Sheets -
                March 30, 1996 and December 30, 1995                 4-5

                Consolidated Statements of Cash Flows -
                Thirteen Weeks Ended
                March 30, 1996 and April 1, 1995                       6

                Notes to Consolidated Financial Statements           7-8

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations       9-10

   Part II.     Other Information                                     11

                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                  Thirteen Weeks Ended
                                                  March 30,    April 1,
                                                    1996         1995

   Net sales                                      $344,364     $309,107

   Cost of goods sold                              170,535      149,838
                                                   -------      -------
      Gross profit                                 173,829      159,269

   Operating expenses                              139,699      132,352

   Net finance income                             (15,599)      (15,874)
                                                   -------      -------
      Operating income                              49,729       42,791

   Interest expense                                (2,942)       (2,509)

   Other income                                        277        1,718
                                                   -------      -------
      Earnings before income taxes                  47,064       42,000

   Income taxes                                     17,414       15,540
                                                   -------      -------
   Net earnings                                   $ 29,650     $ 26,460
                                                  ========     ========
   Earnings per weighted average common share     $    .73     $    .62
                                                  ========      =======
   Dividends declared per common share            $    .27     $    .27
                                                  ========      =======
   Weighted average common shares outstanding       40,614       42,383
                                                  ========      =======

      The accompanying notes are an integral part of these statements.

                         PART I.  FINANCIAL INFORMATION

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                 (Unaudited)
                                                  March 30,     December 30,
                                                    1996            1995
   ASSETS
     Current Assets
      Cash and cash equivalents                  $   23,549     $   16,211

      Accounts receivable, less allowances          578,143        610,064

      Inventories:
        Finished stock                              262,258        264,184
        Work in process                              42,683         39,977
        Raw materials                                52,770         56,191
        Excess of current cost over LIFO cost      (112,289)      (109,918)
                                                  ---------      ---------
        Total inventory                             245,422        250,434

      Prepaid expenses and other assets              79,908         69,980
                                                  ---------      ---------
        Total current assets                        927,022        946,689

     Property and equipment
      Land                                           25,042         22,875
      Buildings and improvements                    150,893        149,087
      Machinery and equipment                       301,769        296,916
                                                  ---------      ---------
                                                    477,704        468,878
      Accumulated depreciation                     (253,341)      (248,811)
                                                  ---------      ---------
        Total property and equipment                224,363        220,067

     Deferred income tax benefits                    61,864         61,471
     Intangible and other assets                    129,855        132,746
                                                  ---------      ---------
          Total assets                           $1,343,104     $1,360,973
                                                 ==========     ==========

    The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                    (Unaudited)
                                                     March 30,   December 30,
                                                      1996           1995
    LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
      Accounts payable                               $   57,426   $   75,603
      Notes payable                                      25,459       26,213
      Accrued compensation                               27,844       37,769
      Dealer deposits                                    62,669       65,344
      Accrued income taxes                               31,946       16,106
      Other accrued liabilities                         120,247      115,040
                                                     ----------    ---------
        Total current liabilities                       325,591      336,075

     Long-term debt                                     109,895      143,763
     Deferred income taxes                                5,877        4,760
     Retiree health care benefits                        81,474       80,665
     Pension and other long-term liabilities             49,547       44,978
                                                     ----------    ---------
        Total liabilities                               572,384      610,241

   SHAREHOLDERS' EQUITY
     Preferred stock - authorized 15,000,000 shares
      of $1 par value; none outstanding                       -            -
     Common stock - authorized 125,000,000 shares
      of $1 par value; issued -
      March 30, 1996 - 43,692,689 shares
      December 30, 1995 - 43,571,363 shares              43,693       43,571
     Additional contributed capital                      77,641       74,250
     Retained earnings                                  772,044      753,356
     Foreign currency translation adjustment            (12,971)     (10,758)
     Treasury stock at cost - 3,047,200 shares         (109,687)    (109,687)
                                                     ----------    ---------
     Total shareholders' equity                         770,720      750,732
                                                     ----------    ---------
     Total liabilities and shareholder's equity      $1,343,104   $1,360,973
                                                     ==========   ==========

        The accompanying notes are an integral part of these statements.

                          SNAP-ON INCORPORATED
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Amounts in thousands)
                              (Unaudited)
                                                       Thirteen Weeks Ended
                                                       March 30,    April 1,
                                                          1996        1995
   OPERATING ACTIVITIES
     Net earnings                                      $ 29,650     $ 26,460
     Adjustments to reconcile net earnings
     to net cash provided by:
       Depreciation                                       7,388        7,109
       Amortization                                       1,168          809
       Deferred income taxes                             (3,861)      (6,283)
       (Gain) loss on sale of assets                        140          (16)
     Changes in operating assets and liabilities:
       (Increase) decrease in receivables                33,603      (12,832)
       (Increase) decrease in inventories                 7,322       (2,541)
       (Increase) decrease in prepaid expenses            3,417         (500)
       Decrease in accounts payable                     (17,706)      (3,228)
       (Increase) decrease in accruals, deposits and
          other long-term liabilities                     2,274       19,194
                                                       --------     --------
     Net cash provided by operating activities           63,395       28,172

   INVESTING ACTIVITIES
     Capital expenditures                               (12,282)      (6,287)
     Disposal of property and equipment                   1,088        2,210
     (Increase) decrease in other noncurrent assets      (1,229)      (4,793)
                                                       --------     --------
     Net cash used in investing activities              (12,423)      (8,870)

   FINANCING ACTIVITIES
     Payment of long-term debt                          (36,631)           -
     Increase in long-term debt                           2,095        4,450
     Increase (decrease) in notes payable                (1,772)      25,474
     Purchase of treasury stock                               -      (28,492)
     Proceeds from stock plans                            3,512          975
     Cash dividends paid                                (10,963)     (11,445)
                                                       --------     --------
     Net cash used in financing activities              (43,759)      (9,038)

   Effect of exchange rate changes                          125       (1,025)
                                                       --------     --------
   Increase in cash and cash equivalents                  7,338        9,239

   Cash and cash equivalents at beginning of year        16,211        9,015
                                                       --------     --------
   Cash and cash equivalents at end of period          $ 23,549     $ 18,254
                                                       ========     ========

       The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

   1. This report should be read in conjunction with the consolidated financial statements and related notes included in Snap-on Incorporated's Annual Report for the year ended December 30, 1995.

        In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of financial condition and results of operations for the thirteen weeks ended March 30, 1996 have been made. Management also believes that the results of operations for the thirteen weeks ended March 30, 1996 are not necessarily indicative of the results to be expected for the full year.

   2. Income tax paid for the thirteen week periods ended March 30, 1996 and April 1, 1995 was $3.8 million and $2.5 million.

   3. Interest paid for the thirteen week periods ended March 30, 1996 and April 1, 1995 was $4.9 million and $2.5 million.

   4. On March 31, 1996, the Corporation acquired certain assets and liabilities of the Automotive Service Equipment Division of FMC Corporation. The acquired division was renamed John Bean Company. John Bean designs, manufactures, and sells high-quality products for the under-car market. Pro forma results of operations are not shown as the effect would not be material.

   5. Prior to the disposition of Systems Control, Inc. by a subsidiary of the Corporation on September 29, 1994, Systems Control, Inc.'s single-purpose subsidiaries, Tejas Testing Technology One, L.C. and Tejas Testing Technology Two, L.C. (the "Tejas Companies"), entered into two seven-year contracts with the Texas Natural Resources Conservation Commission ("TNRCC"), an agency of the State of Texas, to perform automotive emissions testing in the Dallas/Fort Worth and southeast regions of Texas in a centralized manner in accordance with the federal Environmental Protection Agency ("EPA") guidelines relating to "I/M 240" test-only facilities. The Corporation guaranteed payment (the "Guaranty") of the Tejas Companies' obligations under an Agreement for Lease and a seven-year Lease Agreement, each dated June 22, 1994, in the amount of approximately $98.8 million plus an interest factor (the "Lease Obligations"), pursuant to which the Tejas Companies leased the facilities (and associated testing equipment) necessary to perform the emissions-testing contracts. The Guaranty was assigned to the lessor's lenders (the "Lenders") as collateral.

        On May 1, 1995, the State of Texas enacted legislation designed to terminate the centralized testing program described in the emissions-testing contracts and directed the governor of the State of Texas to implement a new program after negotiations with the EPA. On September 12, 1995, the Tejas Companies filed bankruptcy petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas (Austin Division). The Tejas Companies have commenced litigation against the TNRCC and related entities to assert their rights with respect to the emissions-testing contracts, and the Corporation has intervened in such litigation to protect its interests. In addition, the Corporation is a creditor in the Tejas Companies' bankruptcy proceedings and will continue to take steps to protect its interests in such proceedings.

        The Corporation and the Lenders have been engaged in continuing discussions concerning this matter, and they have reached an agreement whereby the Lenders will forbear until at least December 31, 1996 from exercising their rights under the terms of the Guaranty to cause the Corporation to pay all Lease Obligations to the Lenders on an accelerated basis. The Corporation has been making payments under the Guaranty monthly since May 1995 and has paid approximately $19 million through March 30, 1996. These payments are included in Intangible and Other Assets in the accompanying consolidated balance sheets. It is expected that these payments will total approximately $36 million through December 31, 1996.

        The Corporation believes that it is probable that there will be developments, prior to the end of the 1997 Texas legislative session (approximately May 1997) to enable the Lease Obligations to ultimately be satisfied. The 1997 legislative session is scheduled to begin January 14, 1997. The primary basis for such a development arises under the original contracts to perform centralized emissions testing. Those contracts obligate the TNRCC to purchase the Tejas Companies' testing facilities or to reimburse costs that the Tejas Companies incurred in the construction and implementation of the centralized testing program and have not recovered through the sale of the testing facilities to a third party. Fulfillment of such obligations requires an appropriation of funds by the Texas Legislature, which is subject to the political process. The TNRCC is contractually obligated to seek such appropriation and has affirmed such obligation. The Tejas Companies are pursuing the cost reimbursement process described in the emissions-testing contracts.
        A second potential basis is that the TNRCC's obligation could be satisfied in whole or in part in various other ways including an arrangement negotiated among the State of Texas, the Tejas Companies, and the Corporation under which, for example, some of the facilities would be used in a new emissions-testing program developed in accordance with the May 1995 legislation. However, the emissions-testing program announced on November 10, 1995 by the governor, and more recently by State officials, does not include significant use of the facilities. Accordingly, satisfaction of the Lease Obligations through significant use of the facilities in a new program is unlikely.

        If the Lenders, upon expiration of the forbearance agreement, exercise acceleration rights or the Corporation determines it is probable they will do so, then the remaining Lease Obligations will be treated as a liability of the Corporation until they are discharged. However, in such event, the Corporation believes there are ways by which it will have the opportunity to recover funds it has delivered or may deliver in the future under the Guaranty. Described previously are mechanisms by which the Tejas Companies may receive funds to enable them to discharge the Lease Obligations, which would benefit the Corporation to the extent it has satisfied the Lease Obligations. In addition, if the Corporation must satisfy the Lease Obligations and the TNRCC does not reimburse costs or otherwise honor its contractual obligations, then the Lender's interests in the testing facilities and equipment ultimately accrue to the Corporation.

        Based upon discussions with Texas officials and management's belief that the State of Texas will take sufficient action favorable to the Corporation, by appropriating funds to enable the TNRCC to fulfill its contractual obligations or otherwise, to enable the State of Texas to honor in all material respects the TNRCC's contractual obligations, it is management's opinion that the Guaranty is not likely to have a material adverse effect on the Corporation's financial condition or results of operations.

                                -------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   Overview: Net earnings for the first quarter of 1996 increased 12.1% over the year ago quarter on a net sales increase of 11.4%. Earnings per share for the first quarter of 1996 increased 17.7% over the same period last year. The first quarter results benefited from sales contributed by acquisitions, sales of equipment sold in connection with the start-up of a government mandated emissions-testing program in the United Kingdom, and from the Corporation's ongoing cost control programs.

   Sales: Net sales for the first quarter of 1996 were $344.4 million, an increase of 11.4% over first quarter 1995 sales of $309.1 million. Contributing to the increase were the results of acquisitions and sales of equipment sold in connection with the start-up of an emissions-testing program in the United Kingdom. The Corporation's dealer van channel and national account business also contributed to the sales increase.

   North American sales for the first quarter of 1996 were $259.1 million, an increase of 4.9% over first quarter 1995 sales of $246.9 million. Contributing to the increase were the 1995 acquisitions of Consolidated Devices, Inc. and Edge Diagnostic Systems. In addition, the Corporation reported increased sales in the dealer van channel and national account business.

   European sales for the first quarter of 1996 were $66.9 million, an increase of 54.4% over first quarter 1995 sales of $43.3 million. The sales increase resulted primarily from the 1995 acquisition of Herramientas Eurotools, S.A. and from equipment sold in connection with the start-up of a government mandated emissions-testing program in the United Kingdom.

   Other International sales for the first quarter of 1996 were $18.4 million, a decrease of 2.6% from first quarter 1995 sales of $18.9 million. Japan's sales were impacted by a soft economic environment and the relative strength of the U.S. dollar versus the yen. Sales in Australia continued to be strong. Expansion into new Asian markets contributed modestly to sales.

   Earnings: Earnings for the first quarter of 1996 were $29.7 million, an increase of 12.1% over first quarter 1995 earnings of $26.5 million. First quarter earnings per share increased to $.73, a 17.7% increase over first quarter 1995 earnings per share of $.62. The larger percentage increase in earnings per share versus net income was due to the reduction in the number of shares outstanding resulting from the completion of a $100 million share repurchase program in the second quarter of 1995.

   Gross margins: First quarter 1996 gross margins decreased as a result of a shift in product mix.

   Operating expenses: As a percentage of net sales, first quarter total operating expenses decreased to 40.6% in 1996 from 42.8% in 1995. This improvement resulted from increased sales and from the Corporation's ongoing cost control programs.

   FINANCIAL CONDITION

   Liquidity: Cash and cash equivalents increased to $23.5 million at the end of the first quarter from $16.2 million at the end of 1995. Working capital was $601.4 million at the end of the first quarter versus $610.6 million at the end of 1995. The decrease was due primarily to more aggressive working capital management practices. At the end of the quarter, the Corporation had a $100 million revolving credit facility to support the issuance of commercial paper.

   In September 1994, the Corporation filed a registration statement with the Securities and Exchange Commission that allows the Corporation to issue
   from time to time up to $300 million of unsecured indebtedness.   In
   October 1995, the Corporation issued $100 million of its notes to the public. The shelf registration gives the Corporation financing flexibility to operate the business.

   The Corporation has sufficient sources of liquidity to support current and future working capital requirements, finance capital expenditures and pay dividends.

   Accounts receivable:  Accounts receivable decreased to $578.1 million at
   the end of the first quarter from $610.1 million at the end of 1995.   The
   decrease was due primarily to an additional $50.0 million securitization of receivables discussed below.

   In October 1995, the Corporation entered into agreements that provide for the sale, without recourse, of an undivided interest in a pool of certain of its accounts receivable to a third party financing institution. These agreements provide for a maximum of $150 million of such accounts receivable to be sold and remain outstanding at any one time. Under these agreements, $100.0 million of interest-bearing installments were sold, on a revolving basis, in October 1995. During the first quarter of 1995, the Corporation sold an additional $50.0 million of interest-bearing receivables under these agreements on a revolving basis. The impact of the sale on the 1996 first quarter consolidated statement of earnings was not material. The proceeds were used to pay down debt, and for working capital and general corporate purposes.

   The majority of the Corporation's accounts receivable involve customers' extended credit and lease purchases of higher-value products. Other receivables include those from dealers, industrial and international customers, and government.

   Inventories: Inventories decreased to $245.4 million at the end of the first quarter from $250.4 million at the end of 1995.

   Liabilities: Total short-term and long-term debt was $136.0 million at the end of the first quarter compared with $170.9 million at the end of 1995. The decrease was due primarily to the $50.0 million of securitization of receivables discussed previously.

   Average shares outstanding: Average shares outstanding decreased to 40.6 million for the first quarter of 1996 compared with 42.4 million in last year's comparable quarter. The decrease was due to the completion of the Corporation's $100 million share repurchase program in the second quarter of 1995.

   Other matters: Refer to Note 5 for discussion of a guaranty of lease obligations relating to emissions testing facilities that were to be used under a contract with the State of Texas to perform testing services. Texas has terminated the program to conduct such testing services, and the Corporation is making payments monthly under such guarantee.

                           PART II.  OTHER INFORMATION

   Item 4:   Submission of matters to a vote of security holders

   The Corporation held its Annual Meeting of Shareholders on April 26, 1996. The following is a summary of the matters voted on at that meeting.
   There were 40,612,563 outstanding shares eligible to vote.

   a) The shareholders elected three members of the Corporation's Board of Directors to serve until the 1999 Annual Meeting. The persons elected to the Corporation's Board of Directors, the number of shares cast for, and the number of shares withheld, with respect to each of these persons were as follows:

        Director                          For            Withheld
        Donald W. Brinckman           35,208,046          80,490
        George W. Mead                35,208,693          79,843
        Jay H. Schnabel               35,206,545          81,991

   b) Shareholders approved a proposal to amend and restate the 1986 Incentive Stock Program.

                     For               Against            Abstained
                  30,376,047          2,781,258            214,948

   Item 6:  Exhibits and reports on Form 8-K

   Item 6(a):  Exhibits

   Exhibit 27 - Financial Data Schedule

   Item 6(b):  Reports on Form 8-K

   No reports on Form 8-K for the three months ended March 30, 1996 were required to be filed.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.

                            SNAP-ON INCORPORATED

   Date: May 14, 1996       /s/ R. A. Cornog
                            R. A. CORNOG
                            (Chairman, President and Chief Executive Officer)

   Date: May 14, 1996       /s/ G. D. Johnson
                            G. D. JOHNSON
                            (Principal Accounting Officer and Controller)

                                    EXHIBIT INDEX

   Exhibit No.                 Description
      27                Financial Data Schedule