Form 10-Q
period 1996-06-29
SNAP ON INC
filed 1996-08-13
CIK 91440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For quarterly period ended June 29,1996

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]
   No [   ]


   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

           Class                                Outstanding at July 27, 1996
   Common stock, $1 per value                          40,795,598 shares

                              SNAP-ON INCORPORATED

                                      INDEX
                                                                         Page

   Part I. Financial Information

                Consolidated Statements of Earnings -
                Thirteen Weeks and Twenty-Six Weeks Ended
                June 29, 1996 and July 1, 1995                             3

                Consolidated Balance Sheets -
                June 29, 1996 and December 30, 1995                      4-5

                Consolidated Statements of Cash Flows -
                Twenty-Six Weeks Ended
                June 29, 1996 and July 1, 1995                             6

                Notes to Consolidated Financial Statements               7-8

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations           9-11


   Part II.     Other Information                                         12

                         PART I.  FINANCIAL INFORMATION


                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands except per share data)
                                   (Unaudited)


                               Thirteen Weeks Ended   Twenty-Six Weeks Ended
                               June 29,      July 1,   June 29,      July 1,
                                 1996          1995      1996          1995

   Net sales                    $384,554    $326,816   $728,918     $635,923

   Cost of goods sold            190,425     159,569    360,960      309,407
                                 -------     -------    -------      -------
       Gross profit              194,129     167,247    367,958      326,516

   Operating expenses            151,731     134,484    291,430      266,836

   Net finance income            (15,925)    (16,242)   (31,524)     (32,116)
                                 -------     -------    -------      -------
       Operating
        earnings                  58,323      49,005    108,052       91,796

   Interest expense               (3,310)     (3,069)    (6,252)      (5,077)

   Other income
      (expense) - net              (207)       1,236         70        2,453
                                 -------     -------    -------      -------
       Earnings before
        income taxes              54,806      47,172    101,870       89,172

   Income taxes                   20,278      17,454     37,692       32,994
                                 -------     -------   --------     --------
   Net earnings                  $34,528     $29,718   $ 64,178     $ 56,178
                                 =======     =======   ========     ========
   Earnings per weighted
    average common share         $   .85     $   .73   $   1.58     $   1.35
                                  ======      ======    =======      =======
   Dividends declared per
    common share                 $   .57     $   .54   $    .84     $    .81
                                  ======      ======    =======      =======
   Weighted average common
    shares outstanding            40,729      40,774     40,671       41,579
                                  ======      ======     ======       ======



   The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                              (Unaudited)
                                                June 29,     December 30,
                                                 1996           1995
   ASSETS
     Current Assets
      Cash and cash equivalents              $   26,570    $  16,211

      Accounts receivable, less allowances      609,357      610,064

      Inventories:
        Finished stock                          277,162      264,184
        Work in process                          42,543       39,977
        Raw materials                            59,725       56,191
        Excess of current cost over LIFO
         cost                                  (112,130)    (109,918)
                                                -------      -------
        Total inventory                         267,300      250,434

      Prepaid expenses and other assets          77,827       69,980
                                                -------      -------
        Total current assets                    981,054      946,689

     Property and equipment
      Land                                       25,753       22,875
      Buildings and improvements                156,072      149,087
      Machinery and equipment                   306,621      296,916
                                                -------      -------
                                                488,446      468,878
      Accumulated depreciation                 (260,026)    (248,811)
                                                -------      -------
        Total property and equipment            228,420      220,067

     Deferred income tax benefits                68,721       61,471
     Intangible and other assets                210,870      132,746
                                                -------      -------

          Total assets                       $1,489,065   $1,360,973
                                             ==========    =========

    The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                (Unaudited)
                                                 June 29,    December 30,
                                                   1996        1995

   LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
      Accounts payable                         $  68,623   $  75,603
      Notes payable                               31,784      26,213
      Dividends payable                           12,247         -
      Accrued compensation                        34,129      37,769
      Dealer deposits                             58,792      65,344
      Accrued income taxes                        30,809      16,106
      Other accrued liabilities                  133,741     115,040
                                                 -------     -------
        Total current liabilities                370,125     336,075

     Long-term debt                              119,642     143,763
     Deferred income taxes                         5,908       4,760
     Retiree health care benefits                 82,288      80,665
     Pension and other long-term liabilities     125,012      44,978
                                                 -------     -------
        Total liabilities                        702,975     610,241

   SHAREHOLDERS' EQUITY
     Preferred stock - authorized 15,000,000
       shares of $1 par value; none
       outstanding                                  -           -
     Common stock - authorized 125,000,000
       shares of $1 par value; issued -
       June 29, 1996 - 43,931,800 shares
       December 30, 1995 - 43,571,363 shares      43,932      43,571
     Additional contributed capital               85,924      74,250
     Retained earnings                           783,342     753,356
     Foreign currency translation adjustment     (14,481)    (10,758)
     Treasury stock at cost - 3,108,700 and
       3,047,200 shares                         (112,627)   (109,687)
                                                --------    --------
        Total shareholders' equity               786,090     750,732
                                               ---------   ---------
        Total liabilities and shareholder's
         equity                               $1,489,065  $1,360,973
                                               =========   =========


     The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                   Twenty-Six Weeks Ended
                                                     June 29,       July 1,
                                                       1996           1995

   OPERATING ACTIVITIES
      Net earnings                                   $ 64,178      $ 56,178
      Adjustments to reconcile net earnings
      to net cash provided by:
       Depreciation                                    15,026        14,247
       Amortization                                     2,360         1,739
       Deferred income taxes                            5,975        (9,594)
       (Gain) loss on sale of assets                      310           (79)
      Changes in operating assets and
         liabilities:
       (Increase) decrease in receivables              12,385       (51,723)
       Increase in inventories                         (8,340)      (11,918)
       Increase in prepaid expenses                    (1,300)       (1,240)
       Decrease in accounts payable                    (9,021)      (10,776)
       Increase in accruals, deposits and
          other long-term liabilities                   6,917        32,923
                                                      -------       -------
      Net cash provided by operating
       activities                                      88,490        19,757

   INVESTING ACTIVITIES
      Capital expenditures                            (24,337)      (11,773)
      Acquisitions of businesses                      (31,962)      (19,923)
      Disposal of property and equipment                1,258         2,837
      (Increase) decrease in other
        noncurrent assets                               9,748        (3,366)
                                                      -------       -------
      Net cash used in investing activities           (45,293)      (32,225)



      FINANCING ACTIVITIES
      Payment of long-term debt                       (39,044)         (150)
      Increase in long-term debt                       14,700         4,089
      Increase in notes payable                         4,565       136,532
      Purchase of treasury stock                       (2,940)     (100,375)
      Proceeds from stock plans                        12,035         5,853
      Cash dividends paid                             (21,945)      (22,282)
                                                      -------       -------

   Net cash used in financing activities              (32,629)       23,667

   Effect of exchange rate changes                       (209)       (1,482)
                                                      -------       -------
   Increase in cash and cash equivalents               10,359         9,717

   Cash and cash equivalents at beginning of year      16,211         9,015
                                                      -------       -------
   Cash and cash equivalents at
    end of period                                    $ 26,570      $ 18,732
                                                      =======       =======

    The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

   1. This report should be read in conjunction with the consolidated financial statements and related notes included in Snap-on
      Incorporated's Annual Report for the year ended December 30, 1995.

      In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of financial condition and results of operations for the thirteen and twenty-six weeks ended June 29, 1996 have been made. Management also believes that the results of operations for the thirteen and twenty-six weeks ended June 29, 1996 are not necessarily indicative of the results to be expected for the full year.

   2. Snap-on Incorporated normally declares and pays in cash four regular, quarterly dividends. However, the third quarter dividend in each year is declared in June, giving rise to two regular quarterly dividends appearing in the second quarter statements and correspondingly, three regular quarterly dividends appearing in the first twenty-six weeks' statements.

   3. Income tax paid for the twenty-six week periods ended June 29, 1996 and July 1, 1995 was $31.2 million and $26.4 million.

   4. Interest paid for the twenty-six week periods ended June 29, 1996 and July 1, 1995 was $6.9 million and $5.6 million.

   5. On March 31, 1996, the Corporation acquired certain assets and liabilities of the Automotive Service Equipment Division of FMC Corporation. The acquired division was renamed the John Bean Company. John Bean designs, manufactures, and sells high-quality products for the under-car market. Pro forma results of operations are not shown as the effect would not be material.

   6. Prior to the disposition of Systems Control, Inc. by a subsidiary of the Corporation on September 29, 1994, Systems Control, Inc.'s single-purpose subsidiaries, Tejas Testing Technology One, L.C. and Tejas Testing Technology Two, L.C. (the "Tejas Companies"), entered into two seven-year contracts with the Texas Natural Resources Conservation Commission ("TNRCC"), an agency of the State of Texas, to perform automotive emissions testing in the Dallas/Fort Worth and southeast regions of Texas in a centralized manner in accordance with the federal Environmental Protection Agency ("EPA") guidelines relating to "I/M 240" test-only facilities. The Corporation guaranteed payment (the "Guaranty") of the Tejas Companies' obligations under an Agreement for Lease and a seven-year Lease Agreement, each dated June 22, 1994, in the amount of approximately $98.8 million plus an interest factor (the "Lease Obligations"), pursuant to which the Tejas Companies leased the facilities (and associated testing equipment) necessary to perform the emissions-testing contracts. The Guaranty was assigned to the lessor's lenders (the "Lenders") as collateral. Pursuant to an Indemnity Agreement entered into as of September 29, 1994, the Tejas Companies agreed to reimburse the Corporation for any payments it made under the Guaranty.

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

      The Corporation believes that it is probable that there will be developments, prior to the end of the 1997 Texas legislative session (approximately May 1997) to enable the Lease Obligations to ultimately be satisfied. The 1997 legislative session is scheduled to begin January 14, 1997. The primary basis for such a development arises under the original contracts to perform centralized emissions testing. Those contracts obligate the TNRCC to purchase the Tejas Companies' testing facilities or to reimburse costs that the Tejas Companies incurred in the construction and implementation of the centralized testing program and have not recovered through the sale of the testing facilities to a third party. Fulfillment of such obligations requires an appropriation of funds by the Texas Legislature, which is subject to the political process. The TNRCC is contractually obligated to seek such appropriation and has affirmed such obligation. The Tejas Companies are pursuing the cost reimbursement process described in the
      emissions-testing contracts.   A second potential basis is that the
      TNRCC's obligation could be satisfied in part in various other ways including a sale of some or all of the facilities.

      The Corporation and the Lenders have been engaged in continuing discussions concerning this matter, and they have reached an agreement whereby the Lenders will forbear until at least December 31, 1996 from exercising their rights under the terms of the Guaranty to cause the Corporation to pay all Lease Obligations to the Lenders on an accelerated basis. The Corporation continues to make advances under the Guaranty of approximately $1.8 million per month. While the Lenders have agreed to forbear until at least December 31, 1996, given the delay in resolving this matter and other factors, the Corporation has recognized the remaining net obligation under the Guaranty of $67.5 million at June 29, 1996. This is included in Other Long-Term Liabilities on the accompanying consolidated balance sheet. In addition, the Corporation has recorded as assets the monthly advances and the other amounts expected to be received from the Tejas Companies under the Indemnity Agreement. These net receivables total $92.2 million at June 29, 1996 and are included in Intangible and Other Assets. Described previously are mechanisms by which the Tejas Companies may receive funds to enable them to satisfy their contractual obligation to the Corporation under the Indemnity Agreement. The Corporation believes that recovery of the recorded receivables from the Tejas Companies is probable, and it will make an ongoing assessment of the likelihood of realization of such receivables. Recognition of the liability and related asset described above will not result in any net loss recognition in the Company's consolidated financial statements at June 29, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   Overview: The Corporation posted record sales, net earnings, and earnings per share for the second quarter and first six months of 1996. Net earnings for the second quarter of 1996 increased 16.2% over the year ago quarter on a net sales increase of 17.7%. For the first six months, 1996 net earnings increased 14.2% over the comparable 1995 period on a net sales increase of 14.6%. Earnings per share for the second quarter and first six months increased 16.4% and 17.0% over 1995 comparable periods.

   The second quarter's results benefited from several acquisitions and strong performance in the Corporation's North American tool and equipment businesses. The quarter's results also reflect continuing improvements in operating efficiencies and benefits from the Corporation's ongoing cost control programs.

   Sales: Net sales for the second quarter of 1996 were $384.6 million, an increase of 17.7% over second quarter 1995 sales of $326.8 million. Net sales for the first six months of 1996 were $728.9 million, an increase of 14.6% over 1995 six-month sales of $635.9 million.

   North American sales for the second quarter of 1996 were $294.5 million, an increase of 14.2% over second quarter 1995 sales of $257.8 million. North American sales for the first six months of 1996 were $553.6 million, an increase of 9.7% over six-month 1995 sales of $504.7 million. The second quarter's results reflect higher sales in both the dealer van channel and the industrial channel. In addition, the acquisition of the John Bean Company contributed to the second quarter increase.

   European sales for the second quarter of 1996 were $69.4 million, an increase of 46.4% over second quarter 1995 sales of $47.4 million. European sales for the first six months of 1996 were $136.3 million, an increase of 50.3% over six-month 1995 sales of $90.7 million. The second quarter's sales increase was due to the acquisitions of Herramientas Eurotools S.A. and the John Bean Company. Excluding acquisitions, sales decreased 7% for the second quarter. The temporary suspension of the United Kingdom's emissions testing program and a delay in new product introductions negatively affected the second quarter. The emissions testing program in the United Kingdom, and related equipment sales, are expected to resume in the third quarter of 1996.

   Other International sales for the second quarter of 1996 were $20.6 million, a decrease of 4.6% from second quarter 1995 sales of $21.6 million. Other International sales for the first six months of 1996 were $39.0 million, a decrease of 3.7% from six-month 1995 sales of $40.5 million. For the second quarter, sales in Japan were negatively affected by the strengthening of the U.S. dollar relative to the yen. Sales in Australia increased in the quarter. Excluding the negative effects of the yen, sales in this region would have reported an increase.

   Earnings: Earnings for the second quarter of 1996 were $34.5 million, an increase of 16.2% over second quarter 1995 earnings of $29.7 million. Second quarter earnings per share increased to $.85, a 16.4% increase over second quarter 1995 earnings per share of $.73. Earnings for the first six months of 1996 were $64.2 million, an increase of 14.2% over six-month 1995 earnings of $56.2 million. Earnings per share for the first six months of 1996 rose to $1.58 per share, a 17.0% increase over six-month 1995 earnings per share of $1.35.

   Operating expenses: As a percentage of net sales, second quarter total operating expenses decreased to 39.5% in 1996 from 41.2% in 1995. As a percentage of net sales, six-month operating expenses decreased to 40.0% in 1996 from 42.0% in 1995. Benefits from continuing general cost reduction activities, from facilities consolidations implemented over the past several years, and from a change in business mix because of recent acquisitions all contributed to the improvement.


   FINANCIAL CONDITION

   Liquidity: Cash and cash equivalents increased to $26.6 million at the end of the second quarter from $16.2 million at the end of 1995. Working capital was $610.9 million at the end of the second quarter versus $610.6 million at the end of 1995. At the end of the quarter, the Corporation had a $100 million revolving credit facility to support the issuance of commercial paper.

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

   Accounts receivable:  Accounts receivable decreased to $609.4 million at
   the end of the second quarter from $610.1 million at the end of 1995.   In
   the first quarter of 1996, the Corporation executed an additional $50.0 million securitization of its receivables discussed below.

   In October 1995, the Corporation entered into agreements that provide for the sale, without recourse, of an undivided interest in a pool of certain of its accounts receivable to a third party financing institution. These agreements provide for a maximum of $150 million of such accounts receivable to be sold and remain outstanding at any one time. Under these agreements, $100.0 million of interest-bearing installments were sold, on a revolving basis, in October 1995. During the first quarter of 1996, the Corporation sold an additional $50.0 million of interest-bearing receivables under these agreements on a revolving basis. The proceeds were used to pay down debt, and for working capital and general corporate purposes.

   The majority of the Corporation's accounts receivable involve customers' extended credit and lease purchases of higher-value products. Other receivables include those from dealers, industrial customers, and government entities.

   Inventories: Inventories increased to $267.3 million at the end of the second quarter from $250.4 million at the end of 1995. The increase was primarily due to acquisitions.

   Liabilities: Total short-term and long-term debt was $151.5 million at the end of the second quarter compared with $170.9 million at the end of 1995. The decrease was due primarily to the $50.0 million of securitization of receivables discussed previously.

   Average shares outstanding: Average shares outstanding decreased to 40.7 million in 1996's second quarter compared with 40.8 million in last year's second quarter. For the first six months of 1996, average shares outstanding declined to 40.7 million versus 41.6 million in the comparable six months of 1995. During the first half of 1995, the Corporation completed a $100 million share repurchase program, thereby reducing the number of shares outstanding.

   Stock split and dividend increase:
   On June 28, 1996, the Corporation's Board of Directors declared an 11.1% increase in the quarterly dividend on common stock and approved a three-for-two stock split.

   The new quarterly dividend of $.30 per share, on a pre-split basis, is equivalent to an annual rate of $1.20 per share. On a post-split basis, the new quarterly dividend is equivalent to $.20 per share, or $.80 per share annually.

   The three-for-two stock split will result in one additional share issued for every two shares of the Corporation's stock outstanding. Cash will be distributed in lieu of fractional shares.

   Dividend payments and additional shares both will be distributed on September 10, 1996, to shareholders of record on August 20, 1996.

   Other matters: Refer to Note 6 for discussion of a guaranty of lease obligations relating to emissions testing facilities that were to be used under a contract with the State of Texas to perform testing services. Texas has terminated the program to conduct such testing services, and the Corporation is making payments monthly under such guaranty.

                           PART II.  OTHER INFORMATION


   Item 6:  Exhibits and reports on Form 8-K

   Item 6(a):  Exhibits

   Exhibit 4.1 -  Amendment to Rights Agreement dated as of June 28,
                  1996 (incorporated by reference to Exhibit 1.1 to the Corporation's Current Report on Form 8-A dated June 28, 1996 (Commission File No. 1-7724))

   Exhibit 27  -  Financial Data Schedule

   Item 6(b):  Reports on Form 8-K

   No reports on Form 8-K for the three months ended June 29, 1996 were required to be filed.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.



                                             SNAP-ON INCORPORATED



   Date:  August 13, 1996                    /s/ R. A. Cornog
                                             R. A. CORNOG
                                             (Chairman, President and Chief
                                             Executive Officer)



   Date:  August 13, 1996                    /s/ G. D. Johnson
                                             G. D. JOHNSON
                                             (Principal Accounting Officer
                                             and Controller)

                                  EXHIBIT INDEX

     Exhibit No.               Description

          4.1 Amendment to Rights Agreement dated as of June 28, 1996 (incorporated by reference to Exhibit 1.1 to the Corporation's Current Report on Form 8-A dated June 28, 1996 (Commission File No. 1-7724))

          27            Financial Data Schedule