Form 10-Q
period 1996-09-28
SNAP ON INC
filed 1996-11-12
CIK 91440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended September 28, 1996

        Commission File Number 1-7724

                               SNAP-ON INCORPOATED
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

        Class                                 Outstanding at October 26,1996
   Common stock, $1 per value                         60,906,026 shares

                              SNAP-ON INCORPORATED

                                      INDEX
                                                                         Page


   Part I.    Financial Information

             Consolidated Statements of Earnings -
             Thirteen Weeks and Thirty-Nine Weeks Ended
             September 28, 1996 and September 30, 1995                      3

             Consolidated Balance Sheets -
             September 28, 1996 and December 30, 1995                     4-5

             Consolidated Statements of Cash Flows -
             Thirty-Nine Weeks Ended September 28, 1996
             and September 30, 1995                                         6

             Notes to Consolidated Financial Statements                   7-8

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations               9-11


   Part II.  Other Information                                             12

                         PART I.  FINANCIAL INFORMATION


                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                        Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                     September 28,  September 30,  September 28,  September 30,
                          1996          1995           1996           1995

   Net sales            $347,202      $309,065      $1,076,120     $944,988

   Cost of goods sold    170,724       151,026         531,684      460,433
                        --------      --------       ---------     --------
      Gross profit       176,478       158,039         544,436      484,555

   Operating expenses    141,398       129,227         432,828      396,063

   Net finance income    (16,424)      (16,601)        (47,948)     (48,717)
                        --------      --------       ---------     --------
      Operating earnings  51,504        45,413         159,556      137,209

   Interest expense       (3,060)       (4,134)         (9,312)      (9,211)

   Other income              389           519             459        2,972
                        --------      --------       ---------     --------
      Earnings before
       income taxes       48,833        41,798         150,703      130,970

   Income taxes           18,068        15,469          55,760       48,463
                        --------      --------       ---------     --------
   Net earnings        $  30,765     $  26,329     $    94,943    $  82,507
                         =======       =======        ========     ========
   Earnings per
    weighted average
    common share       $     .51     $     .43     $      1.56    $    1.33
                         =======       =======        ========     ========
   Dividends declared
    per common share   $    -        $    -        $       .56    $     .54
                         =======       =======        ========     ========
   Weighted average
    common shares
    outstanding           61,039        60,575          61,017       61,770
                         =======       =======        ========     ========


        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                                  (Unaudited)
                                                 September 28,   December 30,
                                                     1996            1995

   ASSETS
     Current Assets
        Cash and cash equivalents                $  19,461      $   16,211

        Accounts receivable, less allowances       619,411         610,064

        Inventories
          Finished stock                           283,375         264,184
          Work in process                           45,774          39,977
          Raw materials                             61,833          56,191
          Excess of current cost over LIFO cost   (111,804)       (109,918)
                                                  --------        --------
          Total inventory                          279,178         250,434

        Prepaid expenses and other assets           80,474          69,980
                                                  --------        --------
          Total current assets                     998,524         946,689

     Property and equipment
        Land                                        25,749          22,875
        Buildings and improvements                 163,181         149,087
        Machinery and equipment                    315,961         296,916
                                                  --------        --------
                                                   504,891         468,878
        Accumulated depreciation                  (265,729)       (248,811)
                                                  --------        --------
          Total property and equipment             239,162         220,067

     Deferred income tax benefits                   69,805          61,471
     Intangible and other assets                   216,606         132,746
                                                 ---------       ---------
             Total assets                       $1,524,097      $1,360,973
                                                 =========       =========

        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                  (Unaudited)
                                                 September 28,   December 30,
                                                     1996            1995

   LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
        Accounts payable                        $   75,562     $    75,603
        Notes payable                               19,685          26,213
        Accrued compensation                        37,060          37,769
        Dealer deposits                             56,436          65,344
        Accrued income taxes                        34,581          16,106
        Other accrued liabilities                  132,365         115,040
                                                  --------        --------
          Total current liabilities                355,689         336,075

     Long-term debt                                150,611         143,763
     Deferred income taxes                           5,604           4,760
     Retiree health care benefits                   83,618          80,665
     Pension and other long-term liabilities       122,443          44,978
                                                  --------        --------
          Total liabilities                        717,965         610,241

   SHAREHOLDERS' EQUITY
     Preferred stock - authorized 15,000,000
        shares of $1 par value; none
        outstanding                                   -               -
     Common stock - authorized 187,500,000
        shares of $1 par value; issued -
        September 28, 1996 - 65,935,159 shares
        December 30, 1995 - 65,357,045 shares       65,935          65,357
     Additional contributed capital                 64,743          52,464
     Retained earnings                             814,129         753,356
     Foreign currency translation adjustment       (14,676)        (10,758)
     Treasury stock at cost - 5,036,550 and
        4,570,800 shares                          (123,999)       (109,687)
                                                  --------        --------
          Total shareholders' equity               806,132         750,732
                                                  --------        --------
          Total liabilities and
             shareholders' equity              $ 1,524,097     $ 1,360,973
                                                 =========       =========


        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                  Thirty-Nine Weeks Ended
                                               September 28,   September 30,
                                                   1996            1995
   OPERATING ACTIVITIES
     Net earnings                                $  94,943        $ 82,507
     Adjustments to reconcile net earnings
     to net cash provided by:
        Depreciation                                21,420          19,670
        Amortization                                 3,623           5,395
        Deferred income taxes                       (2,317)        (13,287)
        (Gain) loss on sale of assets                  561            (203)
     Changes in operating assets and liabilities:
        (Increase) decrease in receivables           2,572         (70,718)
        Increase in inventories                    (20,429)        (17,308)
        Increase in prepaid expenses                (2,349)         (9,001)
        Decrease in accounts payable                (2,717)        (15,614)
        Increase in accruals, deposits and
           other long-term liabilities              15,609          40,564
                                                  --------        --------
     Net cash provided by operating activities     110,916          22,005


   INVESTING ACTIVITIES
     Capital expenditures                          (40,075)        (20,750)
     Acquisitions of businesses                    (38,649)        (19,923)
     Disposal of property and equipment              2,544           4,940
     (Increase) decrease in other
        noncurrent assets                            5,814          (3,944)
                                                  --------       ---------
     Net cash used in investing activities         (70,366)        (39,677)


     FINANCING ACTIVITIES
     Payment of long-term debt                     (39,715)           (150)
     Increase in long-term debt                     45,654           4,795
     Increase (decrease) in notes payable           (7,420)        142,043
     Purchase of treasury stock                    (14,312)       (100,375)
     Proceeds from stock plans                      12,856          10,276
     Cash dividends paid                           (34,169)        (33,185)
                                                 ---------       ---------
   Net cash used in financing activities           (37,106)         23,404

   Effect of exchange rate changes                    (194)           (474)
                                                 ---------       ---------
   Increase in cash and cash equivalents             3,250           5,258

   Cash and cash equivalents at beginning
     of year                                        16,211           9,015
                                                ----------       ---------
   Cash and cash equivalents at end of period    $  19,461       $  14,273
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

        In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of financial condition and results of operations for the thirteen and thirty-nine weeks ended September 28, 1996 have been made. Management also believes that the results of operations for the thirteen and thirty-nine weeks ended September 28, 1996 are not necessarily indicative of the results to be expected for the full year.

   2. Snap-on Incorporated normally declares and pays in cash four regular, quarterly dividends. However, the third quarter dividend in each year is declared in June, giving rise to two regular quarterly dividends appearing in the second quarter statements and correspondingly, three regular quarterly dividends appearing in the first twenty-six weeks' statements.

   3. Income tax paid for the thirty-nine week periods ended September 28, 1996 and September 30, 1995 was $50.1 million and $50.4 million.

   4. Interest paid for the thirty-nine week periods ended September 28, 1996 and September 30, 1995 was $8.5 million and $10.4 million.

   5. On March 31, 1996, the Corporation acquired certain assets and liabilities of the Automotive Service Equipment Division of FMC Corporation. The acquired division was renamed the John Bean Company. John Bean designs, manufactures, and sells high-quality products for the under-car market. Pro forma results of operations are not shown as the effect would not be material.

   6. Distribution of shares in connection with the three-for-two split of the Corporation's common stock was made on September 10, 1996. All share-related amounts have been retroactively restated to reflect this three-for-two split.

   7. Prior to the disposition of Systems Control, Inc. by a subsidiary of the Corporation on September 29, 1994, Systems Control, Inc.'s single-purpose subsidiaries, Tejas Testing Technology One, L.C. and Tejas Testing Technology Two, L.C. (the "Tejas Companies"), entered into two seven-year contracts with the Texas Natural Resources Conservation Commission ("TNRCC"), an agency of the State of Texas, to perform automotive emissions testing in the Dallas/Fort Worth and southeast regions of Texas in a centralized manner in accordance with the federal Environmental Protection Agency ("EPA") guidelines relating to "I/M 240" test-only facilities. The Corporation guaranteed payment (the "Guaranty") of the Tejas Companies' obligations under an Agreement for Lease and a seven-year Lease Agreement, each dated June 22, 1994, in the amount of approximately $98.8 million plus an interest factor (the "Lease Obligations"), pursuant to which the Tejas Companies leased the facilities (and associated testing equipment) necessary to perform the emissions-testing contracts. The Guaranty was assigned to the lessor's lenders (the "Lenders") as collateral. Pursuant to an Indemnity Agreement entered into as of September 29, 1994, the Tejas Companies agreed to reimburse the Corporation for any payments it made under the Guaranty.

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

        The Corporation believes that it is probable that there will be developments, prior to the end of the 1997 Texas legislative session (approximately May 1997) to enable the Lease Obligations to ultimately be satisfied. The 1997 legislative session is scheduled to begin January 14, 1997. The primary basis for such a development arises under the original contracts to perform centralized emissions testing. Those contracts obligate the TNRCC to reimburse costs that the Tejas Companies incurred in the construction and implementation of the centralized testing program and have not recovered through the sale of the testing facilities to a third party. Fulfillment of such obligations requires an appropriation of funds by the Texas Legislature, which is subject to the political process. The TNRCC is contractually obligated to seek such appropriation and has affirmed such obligation. The Tejas Companies are pursuing the cost reimbursement process described in the emissions-testing contracts.
        A second potential basis is that the Lease Obligations could be satisfied in part in various other ways including a sale of some or all of the facilities.

        The Corporation and the Lenders have been engaged in continuing discussions concerning this matter, and they have reached an agreement whereby the Lenders will forbear until at least December 31, 1996 from exercising their rights under the terms of the Guaranty to cause the Corporation to pay all Lease Obligations to the Lenders on an accelerated basis. The Corporation continues to make advances under the Guaranty of approximately $1.8 million per month, which have totaled $30.3 million through September 28, 1996. The Corporation is discussing with the Lenders extending beyond December 31, 1996 the Lender s existing agreement to forbear from accelerating the Lease Obligations. While the Lenders have agreed to forbear until at least December 31, 1996, given the delay in resolving this matter and other factors, the Corporation at June 29, 1996 recognized the remaining net obligation under the Guaranty, which as of September 28, 1996 is $63.5 million. This is included in Other Long-term Liabilities on the accompanying consolidated balance sheet. In addition, the Corporation has recorded as assets the monthly advances and the other amounts expected to be received from the Tejas Companies under the Indemnity Agreement. These net receivables total $93.8 million as of September 28, 1996 and are included in Intangible and Other Assets. Described previously are mechanisms by which the Tejas Companies may receive funds to enable them to satisfy their contractual obligation to the Corporation under the Indemnity Agreement. The Corporation believes that recovery of the net receivables from the Tejas Companies is probable, and it will make an ongoing assessment of the likelihood of realization of such receivables.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS

   Overview: The Corporation posted record third quarter and nine-month sales, net earnings, and earnings per share. Net earnings for the third quarter of 1996 increased 16.8% over the year ago quarter on a net sales increase of 12.3%. For the first nine months, 1996 net earnings increased 15.1% over the comparable 1995 period on a net sales increase of 13.9%. Earnings per share for the third quarter and first nine months increased 18.6% and 17.3% over 1995 comparable periods.

   The third quarter's results benefited from several focused acquisitions, higher U.S. dealer van channel sales, and strong sales growth in the company's European segment. The quarter's results also reflected continuing improvements in operating efficiencies.

   Sales: Net sales for the third quarter of 1996 were $347.2 million, an increase of 12.3% over third quarter 1995 sales of $309.1 million. Net sales for the first nine months of 1996 were $1.076 billion, an increase of 13.9% over 1995 nine-month sales of $945.0 million.

   North American sales for the third quarter of 1996 were $268.4 million, an increase of 6.9% over third quarter 1995 sales of $251.1 million. North American sales for the first nine months of 1996 were $822.0 million, an increase of 8.8% over nine-month 1995 sales of $755.8 million. Excluding the acquisitions of the John Bean Company and Consolidated Devices, Inc., sales increased 1% in the third quarter. Sales increases in the dealer van channel were offset by the weakness in the Industrial business.

   European sales for the third quarter of 1996 were $59.4 million, an increase of 55.9% over third quarter 1995 sales of $38.1 million. For the first nine months of 1996, European sales were $195.7 million, an increase of 51.9% over nine-month 1995 sales of $128.8 million. Excluding the acquisitions of Herramientas Eurotools S.A. and the John Bean Company, sales increased 16% for the third quarter. Emissions-testing equipment sales in the United Kingdom and growth in sales through the dealer van channel both contributed to the increase.

   Other International sales for the third quarter of 1996 were $19.4 million, a decrease of 2.4% from third quarter 1995 sales of $19.8 million. Other International sales for the first nine months of 1996 were $58.4 million, a decrease of 3.3% from nine-month 1995 sales of $60.4 million. For the third quarter, sales in Japan were negatively affected by the strengthening of the U.S. dollar relative to the yen, and general weakness in the Japanese economy. Australia continued to record sales gains.

   Earnings: Earnings for the third quarter of 1996 were $30.8 million, an increase of 16.8% over third quarter 1995 earnings of $26.3 million. Third quarter earnings per share increased to $.51, an 18.6% increase over third quarter 1995 earnings per share of $.43. Earnings for the first nine months of 1996 were $94.9 million, an increase of 15.1% over nine-month 1995 earnings of $82.5 million. Earnings per share for the first nine months of 1996 rose to $1.56 per share, a 17.3% increase over nine-month 1995 earnings per share of $1.33.

   Operating expenses: As a percentage of net sales, third quarter total operating expenses decreased to 40.7% in 1996 from 41.8% in 1995. As a percentage of net sales, nine-month operating expenses decreased to 40.2% in 1996 from 41.9% in 1995. Benefits from continuing general cost reduction activities, from facilities consolidations implemented over the past several years, and from a change in business mix because of recent acquisitions all contributed to the improvement.


   FINANCIAL CONDITION

   Liquidity: Cash and cash equivalents increased to $19.5 million at the end of the third quarter from $16.2 million at the end of 1995. Working capital was $642.8 million at the end of the third quarter versus $610.6 million at the end of 1995. At the end of the quarter, the Corporation had a $100 million revolving credit facility to support the issuance of commercial paper.

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

   Accounts receivable:  Accounts receivable increased to $619.4 million at
   the end of the third quarter from $610.1 million at the end of 1995.   In
   the first quarter of 1996, the Corporation executed an additional $50.0 million securitization of its receivables discussed below.

   In October 1995, the Corporation entered into agreements that provide for the sale, without recourse, of an undivided interest in a pool of certain of its accounts receivable to a third party financing institution. These agreements, which include subsequent amendments, provide for a maximum of $200 million of such accounts receivable to be sold and remain outstanding at any one time. Under these agreements, $100.0 million of interest-bearing installments were sold, on a revolving basis, in October 1995. During the first quarter of 1996, the Corporation sold an additional $50.0 million of interest-bearing receivables under these agreements on a revolving basis. The proceeds were used to pay down debt, and for working capital and general corporate purposes.

   The majority of the Corporation's accounts receivable involve customers' extended credit and lease purchases of higher-value products. Other receivables include those from dealers, industrial customers, and government entities.

   Inventories: Inventories increased by 11.5% to $279.2 million at the end of the third quarter from $250.4 million at the end of 1995. The increase was due to acquisitions and to several operations preparing for fourth quarter promotions and product rollouts.

   Liabilities: Total short-term and long-term debt was $170.3 million at the end of the third quarter compared with $170.9 million at the end of 1995.

   Average shares outstanding: Average shares outstanding increased slightly to 61.0 million in 1996's third quarter compared with 60.6 million in last year's third quarter. For the first nine months of 1996, average shares outstanding declined to 61.0 million versus 61.8 million in the comparable nine months of 1995. The Corporation repurchased 373,500 shares of its common stock in the third quarter of 1996. Year-to-date, the company has acquired 465,750 shares.

   Stock split and dividend increase:
   On June 28, 1996, the Corporation's Board of Directors declared an 11.1% increase in the quarterly dividend on common stock and approved a three-for-two stock split.

   The new quarterly dividend, paid on September 10, 1996, to shareholders of record on August 20, 1996, is $.20 per share (post-split), or $.80 per share on an annualized basis.

   The three-for-two stock split, which resulted in one additional share issued for every two shares of the Corporation's stock outstanding, was distributed on September 10, 1996, to shareholders of record on August 20, 1996. Cash was distributed in lieu of fractional shares.

   Other matters: Refer to Note 7 for discussion of a guaranty of lease obligations relating to emissions testing facilities that were to be used under a contract with the State of Texas to perform testing services. Texas has terminated the program to conduct such testing services, and the Corporation is making payments monthly under such guaranty.

                           PART II.  OTHER INFORMATION


   Item 6:  Exhibits and reports on Form 8-K

   Item 6(a):  Exhibits

       Exhibit 10

            (a) Amendment No. 1, dated as of March 29, 1996, to the Receivables Purchase and Sale Agreement, dated as of October 6, 1995, among Snap-on Credit Corporation, as Seller, Corporate Asset Funding Company, Inc., as Investor, and Citicorp North America, Inc. individually and as Agent.

            (b) Amendment No. 1, dated as of March 29, 1996, to the Receivables Purchase and Sale Agreement, dated as of October 6, 1995, among Snap-on Credit Corporation, as Seller, the banks set forth on the signature page thereof, and Citicorp North America, Inc., individually and as Agent.

   Exhibit 27        Financial Data Schedule

   Item 6(b):  Reports on Form 8-K

   No reports on Form 8-K for the three months ended September 28, 1996 were required to be filed.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.


                                      SNAP-ON INCORPORATED



   Date:  November 12, 1996           /s/ R. A. Cornog
                                      R. A. CORNOG
                                      (Chairman, President and Chief
                                      Executive Officer)





   Date:  November 12, 1996           /s/ G. D. Johnson
                                      G. D. JOHNSON
                                      (Principal Accounting Officer and
                                      Controller)

                                  EXHIBIT INDEX

   Exhibit No.         Description

       10a Amendment No. 1, dated as of March 29, 1996, to the Receivables Purchase and Sale Agreement, dated as of October 6, 1995, among Snap-on Credit Corporation, as Seller, Corporate Asset Funding Company, Inc., as Investor, and Citicorp North America, Inc. individually and as Agent.

       10b Amendment No. 1, dated as of March 29, 1996, to the Receivables Purchase and Sale Agreement, dated as of October 6, 1995, among Snap-on Credit Corporation, as Seller, the banks set forth on the signature page thereof, and Citicorp North America, Inc., individually and as Agent.

       27            Financial Data Schedule