Form 10-K
period 1996-12-28
SNAP ON INC
filed 1997-03-27
CIK 91440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 28, 1996

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Aggregate market value of voting stock held by nonaffiliates of the registrant at February 25, 1997:
                                 $2,401,637,648

   Number of shares outstanding of each of the registrant's classes of common stock at February 25, 1997:
                  Common stock, $1 par value, 60,609,152 shares

   Documents incorporated by reference
   Portions of the Corporation's Annual Report to Shareholders for the fiscal year ended December 28,1996, are incorporated by reference into Parts I, II and IV of this report.

   Portions of the Corporation's Proxy Statement, dated March 14, 1997, prepared for the Annual Meeting of Shareholders scheduled for April 25, 1997, are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS
                                                                         Page

   PART I
    Item 1.       Business . . . . . . . . . . . . . . . . . . . . . . . . 3
    Item 2.       Description of Properties  . . . . . . . . . . . . . . . 8
    Item 3.       Legal Proceedings  . . . . . . . . . . . . . . . . . . . 9
    Item 4.       Submission of Matters to a Vote of Security Holders  . . 9
    Item 4.1.     Executive Officers of the Registrant . . . . . . . . . . 9

   PART II
    Item 5.       Market for Registrant's Common Equity and
                  Related Stockholder Matters  . . . . . . . . . . . . .  10
    Item  6.      Selected Financial Data  . . . . . . . . . . . . . . .  10
    Item  7.      Management Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . . .  10
    Item  8.      Financial Statements and Supplementary Data  . . . . .  10
    Item  9.      Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure . . . . . . . .  10

   PART III
    Item 10.      Directors and Executive Officers of the Registrant . .  10
    Item  11.     Executive Compensation . . . . . . . . . . . . . . . .  10
    Item  12.     Security Ownership of Certain Beneficial Owners
                  and Management . . . . . . . . . . . . . . . . . . . .  10
    Item  13.     Certain Relationships and Related Transactions . . . .  11

   PART IV
    Item  14.     Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K  . . . . . . . . . . . . . . . . .  11

   Auditor's Reports . . . . . . . . . . . . . . . . . . . . . . . . . .  12
   Signature Pages . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
   Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

   PART I

   Item I: Business

   Snap-on Incorporated (the "Corporation") was incorporated under the laws of the state of Wisconsin in 1920 and reincorporated under the laws of the state of Delaware in 1930. Its corporate headquarters are located in Kenosha, Wisconsin.

   The Corporation is a leading manufacturer and distributor of high-quality hand tools, power tools, tool storage products, diagnostics equipment, shop equipment, and diagnostics software and other services, primarily for use by professional technicians in vehicle service and industrial applications. Its products are marketed to individual automotive technicians, shop owners, specialty service centers, national accounts, industrial and government entities, original equipment manufacturers ("OEMs"), and other professional tool and equipment users.

   The Corporation has operations throughout the world. Its largest markets include the United States, Australia, Brazil, Canada, Germany, Japan, Mexico, the Netherlands, Spain and the United Kingdom. Products and services to support its products and customers are marketed and distributed in more than 100 countries.

   In 1996 the Corporation acquired new business operations that expanded its product line, distribution channels and geographic reach, including the John Bean Company (formerly the Automotive Equipment Service Division of FMC Corporation), Automotive Data Solutions ("ADS") and Snap-on Tools/PST Africa (Pty.), Ltd. ("Snap-on Tools/PST Africa").

   The John Bean Company is a leading producer of wheel and brake service equipment, including wheel aligners and balancers, tire changers, and brake lathes. Its products are sold in North America, Europe and select other parts of the world. ADS is a tele-diagnostics service for automotive technicians. Snap-on Tools/PST Africa is a mobile van distributor of tools to professional users in South Africa.

   Subsequent to the close of 1996, the Corporation acquired a 50 percent interest in the Mitchell Repair Information business of The Thomson Corporation. The new company is a provider of print and electronic versions of vehicle mechanical and electrical system repair information to vehicle repair and service establishments throughout North America. The Corporation also acquired Computer Aided Service, Inc. ("CAS"), a developer of repair shop management systems, point of sale systems and diagnostics equipment.

   The Corporation conducts its business through four principal operations:

   Tools

   - The Transportation business focuses on the development and sale of products and services through the Corporation's worldwide dealer direct sales programs to professional technicians and shop owners, and through distributors in some non-U.S. locations. Trademarks associated with this operating group include: Snap-on - hand tools, power tools, tool storage units, and certain equipment; Blue Point - hand tools and power tools; and Wheeltronic - hoists and lifts for vehicle service shops. Some differentiated equipment products developed by the Corporation's other operations are also sold through the distribution channels employed by this business. In addition, to complete the product line, some items are purchased from external manufacturers.

   - The Industrial operation focuses on the development and sale of industrial tools and equipment through a direct sales force as well as through industrial distributors, and on the development and sale of tools for the medical profession. Trademarks associated with this operating group include: Snap-on - hand tools and tool storage units; J.H. Williams
   - hand tools; A.T.I. Tools - tools and equipment for aerospace and industrial applications; Sioux Tools - power tools; and Snap-on Medical Products - tools for orthopedic applications.


   Equipment

   This operation focuses on the development and sale of diagnostics, under-car, emissions and safety, and shop equipment; shop management systems; and vehicle repair and service information to vehicle service and repair shops. Trademarks associated with this operating group include: Sun Electric ("Sun") - diagnostics and service equipment; John Bean - under-car and other service equipment; Balco - engine diagnostics, wheel balancing and alignment equipment; Mitchell - repair and service information and shop managment systems; and Edge Diagnostic Systems - software to diagnose vehicle computer systems.

   Financial Services

   Through its Snap-on Credit Corporation subsidiary, Financial Services is responsible for certain credit and non-credit services used to support sales and to provide dealer financing options. Credit programs facilitate the sale of the Corporation's products and services, especially higher-value products such as diagnostics and other shop equipment.

   Products, Services, and Markets Served

   The Corporation offers a broad product line which it divides into two groups -- tools and equipment.

   Tools -- Includes hand tools, power tools and tool storage products. Hand tools include wrenches, screwdrivers, sockets, pliers, ratchets and other similar products, and instruments developed for medical applications and for the manufacture and servicing of electronic equipment. Power tools include pneumatic (air), cord-free (battery) and corded (electric) tools such as impact wrenches, ratchets, chisels, drills, sanders, polishers and similar products. Tool storage units include tool chests, roll cabinets and other similar products for automotive, industrial, aerospace and other storage applications.

   Equipment -- Includes hardware and software solutions for the diagnosis and service of automotive and industrial equipment. The primary products are: engine and emissions analyzers, air conditioning service equipment, brake service equipment, wheel balancing and alignment equipment, transmission troubleshooting equipment, vehicle safety testing equipment, battery chargers, and lifts and hoists used in repair shops. Also included are service and repair information products, on-line diagnostics services, systems integration and purchasing facilitation services.

   In the U.S. the Corporation supports the sale of its diagnostics and shop equipment by offering training programs to technician customers. These programs offer certification in both specific automotive technologies and in the application of specific diagnostics equipment developed and marketed by the Corporation.

   Competition

   The Corporation competes on the basis of its product quality, service, brand awareness and technological innovation. While no one company competes with the Corporation across all of its product lines and distribution channels, various companies compete in one or more product categories and/or distribution channels.

   The Corporation believes that it is a leading manufacturer and distributor of its products within the markets it serves in the vehicle service industry, and that it offers the broadest line of products to the vehicle service industry. The major competitors selling to professional technicians in the vehicle service and repair sector through the mobile van channel include MAC Tools (The Stanley Works) and Matco (Danaher Corporation). The Corporation also competes against companies that sell through non-mobile-van distributors; these competitors include The Stanley Works, Sears, Roebuck and Co., and Strafor Facom. In the industrial sector, major competitors include Armstrong (Danaher Corporation), Cooper Industries and Proto (The Stanley Works). The major competitors selling diagnostics and shop equipment to shop owners in the vehicle service and repair sector include SPX Corporation and Hunter Engineering.

   Consolidated Sales

   The following table shows the approximate percentage of consolidated sales for each of the Corporation's product groups in each of the past three years.

   Product Group % of Sales     1996       1995      1994

   Tools
     Hand tools                  40%        40%       38%
     Power tools                  8%        10%        7%
     Tool storage products       10%        10%       11%
                                ---        ---       ---
                                 58%        60%       56%
   Equipment                     42%        40%       44%
                                ---        ---       ---
                                100%       100%      100%

   Market Sectors Served -- The Corporation markets and distributes its products around the world to professional users primarily in two market sectors: the vehicle service and repair sector, and the industrial sector. For further information on the Corporation's international and domestic operations, see Note 14 on page 34 of the Corporation's 1996 Annual Report, incorporated herein by reference.

   Vehicle Service and Repair Sector

   The vehicle service and repair sector has two primary customer groups: professional technicians, primarily in the vehicle service industry, who purchase tools and equipment for themselves, and service and repair shop owners (both independent and national chains) and managers who purchase equipment for use by multiple technicians within a service or repair facility. Following is a discussion of the characteristics of these customers.

   Professional Technicians -- The Corporation markets its products and services to professional automotive technicians in the U.S. and select other countries, primarily through its dealer van distribution system. It provides innovative tool and equipment solutions, as well as technical sales support and training, to meet technicians' evolving needs.

   Shop Owners -- The Corporation also serves owners and managers of shops where technicians work with tools, diagnostics equipment, repair and service information, and shop management products. These products are sold through the Corporation's dealer van distribution system. In addition, certain tools and equipment, differentiated by product features and brand, are sold through distributors to shop owners.

   Major challenges for the Corporation and the industry include increased competition within the dealer van channel during the past decade and the increasing rate of technological change within motor vehicles.

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

   Distribution Channels and the Franchise Program

   The Corporation serves customers through direct and indirect sales channels.

   Distribution to Technicians and Shop Owners

   Snap-on Dealer Organization -- Sales to technicians and select shop owners are conducted weekly at the customer's place of business, primarily through the mobile dealer van system. Dealers purchase the Corporation's products at a discount from suggested retail prices and resell them at prices of the dealer's choosing. Although some dealers have sales areas defined by other methods, most U.S. dealers are provided a list of places of business which serves as the basis of the dealer's sales route.

   Since 1991, all new U.S. dealers, and a majority of existing U.S. dealers, have been enrolled as franchisees of the Corporation. The Corporation currently charges initial and ongoing monthly license fees, which do not add materially to the Corporation's revenues. The Corporation makes it possible for prospective dealer candidates to work as employee sales representatives, at salary plus commission, for up to one year prior to making an investment in a franchise. In addition, through Snap-on Financial Services, Inc. and its subsidiary, Snap-on Credit Corporation, the Corporation also provides financial assistance for newly converted franchise dealers and other new franchise dealers, which could include financing for initial license fees, inventory, revolving accounts receivable acquisition, equipment, fixtures, other expenses and an initial checking account deposit. At year-end 1996, approximately 86 percent of all U.S. dealers were enrolled as franchisees.

   The Corporation services and supports its dealers with an extensive field organization of branch offices, and service and distribution centers. The Corporation also provides sales training, customer and dealer financial assistance, and marketing and product promotion programs to help maximize dealer sales. A National Dealer Advisory Council, composed of and elected by dealers, assists the Corporation in identifying and implementing enhancements to the franchise program.

   The Corporation has replicated its dealer van method of distribution in Australia, Canada, Germany, Mexico, the Netherlands, Japan and the United Kingdom. The Corporation also markets products to additional select countries through its subsidiary, Snap-on Tools International, Ltd., which sells to foreign distributors under license or contract with the Corporation.

   Snap-on/Sun Tech Systems -- Higher-end diagnostics and shop equipment is also sold directly to customers through the Snap-on/Sun Tech Systems employee sales force ("Tech Specialists"). Tech Specialists are compensated primarily on the basis of commission. In the U.S., Tech Specialists sell Snap-on and Sun brand equipment to accounts on their own, and assist dealers in the demonstration and sale of Snap-on and Sun brand diagnostics equipment.

   The Snap-on/Sun Tech Systems group also sells Snap-on and Sun equipment to volume buyers such as retail service centers and OEMs through a national account sales organization. In addition, Sun brand equipment is marketed through distributors in South America and Asia, and through both a direct sales force and distributors in Europe.

   With the 1996 addition of the John Bean Company, the Corporation now distributes under-car and other service equipment through a number of distributors, located primarily in North America, Europe and select other parts of the world. The majority of these products are sold under the John Bean brand and are differentiated from those sold through the dealer van channel.

   Distribution to Industrial Customers

   Marketing to industrial and governmental customers is by both direct sales through industrial sales representatives, who are employees, and indirect sales through independent industrial distributors. At the end of 1996, the Corporation had industrial sales representatives in the United States, Canada, Australia, Japan, Mexico, Puerto Rico, and some European countries, with the U.S. representing the majority of the Corporation's total industrial sales. The sales representatives focus on industrial customers who prefer to buy on quality and service, as well as on certain OEM accounts.

   Raw Material & Purchased Product

   The Corporation's supply of raw materials (various grades of steel bars and sheets) and purchased components are readily available from numerous suppliers.

   The majority of 1996 consolidated net sales consisted of products manufactured by the Corporation. The remainder was purchased from outside suppliers. No single supplier's products accounted for a material portion of 1996 consolidated net sales.

   Patents and Trademarks

   The Corporation vigorously pursues and relies on patent protection to protect its inventions and its position in the market. As of December 28, 1996, the Corporation and its subsidiaries held over 600 patents worldwide, with more than 470 pending patent applications. No sales relating to any single patent represent a material portion of the Corporation's revenues.

   Examples of products that have features or designs that benefit from patent protection include engine analyzers, serrated jaw open-end wrenches, wheel alignment systems, wheel balancers, sealed ratchets, electronic torque wrenches, ratcheting screwdrivers, emissions sensing devices and air conditioning equipment.

   Much of the technology used in the manufacturing of automotive tools and equipment is in the public domain. The Corporation relies primarily on trade secret protection to protect proprietary processes used in manufacturing. Methods and processes are patented when appropriate.

   Trademarks used by the Corporation are of continuing importance to the Corporation in the marketplace. Trademarks have been registered in the U.S. and 67 other countries, and additional applications for trademark registrations are pending. The Corporation rigorously polices proper use of its trademarks.

   The Corporation's right to manufacture and sell certain products is dependent upon licenses from others. These products do not represent a material portion of the Corporation's sales.

   Working Capital

   Because the Corporation's business is not seasonal, and its inventory needs are relatively constant, no unusual working capital needs arise during the year.

   The Corporation's use of working capital to extend credit to its dealers and to purchase installment credit receivables from dealers is discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is found on pages 16 to 19 of the Corporation's 1996 Annual Report and is incorporated herein by reference.

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

   Employees

   At the end of 1996, the Corporation employed approximately 10,600 people, of whom approximately one-third are engaged in manufacturing activities.

   Item 2: Description of Properties

   The Corporation maintains both leased and owned manufacturing, warehouse, distribution and office facilities throughout the world. The Corporation believes that its facilities are well maintained and have a capacity adequate to meet the Corporation's present and foreseeable future demand. The Corporation's U.S. facilities occupy approximately 4.2 million square feet, of which approximately 84 percent is owned. The Corporation's facilities outside the U.S. contain approximately 1.7 million square feet, of which approximately 69 percent is owned.

   The Corporation's principal manufacturing locations and distribution centers are as follows:

   Location                           Type of property      Owned/Leased
   Conway, Arkansas                   Manufacturing         Owned
   City of Industry, California       Manufacturing         Leased
   Escondido, California              Manufacturing         Owned
   San Jose, California               Manufacturing         Leased
   Sunnyvale, California              Manufacturing         Leased

   Columbus, Georgia                  Manufacturing         Owned
   Crystal Lake, Illinois             Distribution          Owned
                                      and manufacturing
   Mt. Carmel, Illinois               Manufacturing         Owned
   Ottawa, Illinois                   Distribution          Owned
   Algona, Iowa                       Manufacturing         Owned

   Sioux City, Iowa                   Manufacturing         Owned
   Natick, Massachusetts              Manufacturing         Owned
   Olive Branch, Mississippi          Distribution          Leased and owned
   Carson City, Nevada                Distribution          Owned
   Robesonia, Pennsylvania            Distribution          Owned

   Johnson City, Tennessee            Manufacturing         Owned
   Elizabethton, Tennessee            Manufacturing         Owned
   East Troy, Wisconsin               Manufacturing         Owned
   Elkhorn, Wisconsin                 Manufacturing         Owned
   Kenosha, Wisconsin                 Manufacturing         Owned

   Milwaukee, Wisconsin               Manufacturing         Owned
   Sydney, Australia                  Distribution          Leased
   Barbara D'oeste, Brazil            Manufacturing         Owned
   Calgary, Canada                    Distribution          Leased
   Mississagua, Canada                Manufacturing         Leased

   Newmarket, Canada                  Distribution          Owned
                                      and manufacturing
   Kettering, England                 Distribution          Owned
   King's Lynn, England               Distribution          Owned
                                      and manufacturing
   Altmittweida, Germany              Distribution          Owned
   Cork, Ireland                      Manufacturing         Leased
   Shannon, Ireland                   Manufacturing         Leased

   Tokyo, Japan                       Distribution          Leased
   Amsterdam, the Netherlands         Distribution          Owned
   Irun, Spain                        Manufacturing         Owned
   Urretxu, Spain                     Manufacturing         Owned
   Vitoria, Spain                     Distribution          Owned
                                      and manufacturing


   Item 3: Legal Proceedings

   Note 4 to the Financial Statements of the Corporation on pages 25 and 26 of its 1996 Annual Report is incorporated herein by reference. None of such litigation is material within the meaning of Section 103 of Regulation S-K in that such matters individually or in the aggregate do not exceed 10% of current assets. The Corporation intervened in litigation commenced by Tejas Testing Technology One, L.C. and Tejas Testing Technology Two, L.C. (the "Tejas Companies"), as described in
   Note 13 to the Financial Statements of the Corporation on pages 32 and 33 of its 1996 Annual Report, which Note is incorporated herein by reference. Such litigation was commenced on May 2, 1995 and is pending in the United States District Court for the Western District of Texas, Austin Division, and was also commenced on November 20, 1995 in the 345th Judicial District Court of Travis County, Texas. On February 11, 1997, Systems Control, Inc. and Systems Control Acquisition Corp., affiliates of the Tejas Companies, commenced litigation against the Corporation in the Superior Court of the State of California for the County of San Francisco to resist their obligation to indemnify the Corporation in full as described in Note 13.

   Item 4: Submission of Matters to a Vote of Security Holders

   There was no matter submitted to a vote of the shareholders during the fourth quarter of the fiscal year ending December 28, 1996.

   Item 4.1:  Executive Officers of the Registrant

   The executive officers of the Corporation, their ages as of December 28, 1996, and their current titles and positions held during the last five years are listed below.

   Robert A. Cornog (56) - Chairman, President and Chief Executive Officer since July 1991. A Director since 1982.

   Branko M. Beronja (62) - Senior Vice President - Diagnostics, North America since April 1996. President - North American Operations from April 1994 to April 1996, and Vice President - Sales, North America from August 1989 to April 1994. A Director since January 1997.

   Frederick D. Hay (52) - Senior Vice President - Transportation since February 1996. Prior to joining Snap-on, he was President of the Interior Systems and Components Division of UT Automotive, a business unit of United Technologies Corporation, from December 1989 to January 1996.

   Donald S. Huml (50) - Senior Vice President - Finance and Chief Financial Officer since August 1994. Prior to joining Snap-on, he was Vice President and Chief Financial Officer of Saint-Gobain Corporation from December 1990 to August 1994.

   Michael F. Montemurro (48) - Senior Vice President - Financial Services and Administration since August 1994. Senior Vice President - Financial Services, Administration and Chief Financial Officer from April 1994 to August 1994. Senior Vice President - Finance and Chief Financial Officer from March 1990 to April 1994.

   Jay H. Schnabel (54) - Senior Vice President - Europe since April 1996. Senior Vice President - Diagnostics from April 1994 to April 1996. Senior Vice President - Administration from April 1990 to April 1994. A Director since August 1989.

   Gregory D. Johnson (47) - Controller since April 1992. Financial Controller - Asia/Pacific from May 1991 to April 1992.

   Susan F. Marrinan (48) - Vice President, Secretary and General Counsel since January 1992. Secretary and General Counsel from November 1990 to January 1992.

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

   PART II

   Item 5: Market for Registrant's Common Equity and Related Stockholder
   Matters

   At December 28, 1996, the Corporation had 60,785,367 shares of common stock outstanding.

   On January 26, 1996, the Corporation's Board of Directors authorized the Corporation to repurchase shares of the Corporation's common stock from time to time in the open market or in privately negotiated transactions. The authority allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the Corporation has in place that call for the issuance of the Corporation's common stock. Currently, those plans include the Corporation's Employee Stock Ownership Plan, Franchise Dealer Stock Ownership Plan, Amended and Restated 1986 Incentive Stock Program, Amended and Restated Directors' 1993 Fee Plan, and Dividend Reinvestment and Stock Purchase Plan. Based upon the number of shares issued under plans and programs through February 25, 1997, as of that date the Corporation had the authority pursuant to the Board's action to repurchase 243,503 shares.

   Additional information required by Item 5 is contained on page 40 of the Corporation's 1996 Annual Report and is incorporated herein by reference to said Annual Report.

   Item 6: Selected Financial Data

   The information required by Item 6 is contained on pages 36 and 37 of the Corporation's 1996 Annual Report and is incorporated herein by reference to said Annual Report.

   Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information required by Item 7 is contained on pages 16 to 19 of the Corporation's 1996 Annual Report and is incorporated herein by reference to said Annual Report.

   Item 8: Financial Statements and Supplementary Data

   The information required by Item 8 is contained on pages 20 to 34 of the Corporation's 1996 Annual Report and is incorporated herein by reference to said Annual Report.

   Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

   PART III

   Item 10: Directors and Executive Officers of the Registrant

   The identification of the Corporation's directors as required by Item 10 is contained in the Corporation's Proxy Statement, dated March 14, 1997, and is incorporated herein by reference to said Proxy Statement. With respect to information about the Corporation's executive officers, see caption "Executive Officers of the Registrant" at the end of Part I of this report.

   The disclosure of late filers pursuant to Item 405 of Regulation S-K is contained on page 11 of the Corporation's Proxy Statement, dated March 14, 1997, and is incorporated herein by reference to said Proxy Statement.

   Item 11: Executive Compensation

   The information required by Item 11 is contained on pages 7 to 9 of the Corporation's Proxy Statement, dated March 14, 1997, and is incorporated herein by reference to said Proxy Statement.

   Item 12: Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 is contained on page 5 of the Corporation's Proxy Statement, dated March 14, 1997, and is incorporated herein by reference to said Proxy Statement.

   Item 13: Certain Relationships and Related Transactions

   None.

   PART IV

   Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

   Item 14(A):  Document List

   1.  List of Financial Statements

   The following consolidated financial statements of Snap-on Incorporated, and the Auditors' Report thereon, each included in the 1996 Annual Report of the Corporation to its shareholders for the year ended December 28, 1996, are incorporated by reference in Item 8 of this report:

   Consolidated Balance Sheets as of December 28, 1996 and December 30, 1995.

   Consolidated Statements of Earnings for the years ended December 28, 1996, December 30, 1995 and December 31, 1994.

   Consolidated Statements of Shareholders' Equity for the years ended December 28, 1996, December 30, 1995 and December 31, 1994.

   Consolidated Statements of Cash Flows for the years ended December 28, 1996, December 30, 1995 and December 31, 1994.

   Notes to Consolidated Financial Statements.

   2.  Financial Statement Schedule

   The following consolidated financial statement schedule of Snap-on Incorporated is included in Item 14(d) as a separate section of this report.

   Schedule II     Valuation and Qualifying Accounts     Page 17

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable and, therefore, have been omitted, or are included in the Corporation's 1996 Annual Report in the Notes to Consolidated Financial Statements for the years ended December 28, 1996, December 30, 1995 and December 31, 1994, which are incorporated by reference in Item 8 of this report.


   3.  List of Exhibits

   The exhibits filed with or incorporated by reference in this report are as specified in the exhibit index.


   Item 14(B):  Reports on Form 8-K

   No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

   We have audited, in accordance with generally accepted auditing standards, the financial statements included in Snap-on Incorporated's (the "Corporation") Annual Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on page 17 is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                 /s/ Arthur Andersen LLP

                                 ARTHUR ANDERSEN LLP

   Chicago, Illinois
   January 27, 1997

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


   As independent public accountants, we hereby consent to the incorporation of our reports included (or incorporated by reference) in this Form 10-K, into the Corporation's previously filed Registration Statement File Nos. 2-53663, 2-53578, 33-7471, 33-22417, 33-37924, 33-39660, 33-57898, 33-
   55607, 33-58939, 33-58943, 333-14769, 333-21277 and 333-21285.


                                 /s/ Arthur Andersen LLP

                                 ARTHUR ANDERSEN LLP

   Chicago, Illinois
   March 27, 1997

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   SNAP-ON INCORPORATED

   By: /s/ R. A. Cornog                             Date:  March 27, 1997
       R. A. Cornog, Chairman of the Board of Directors,
       President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities as indicated.

       /s/ R. A. Cornog                             Date:  March 27, 1997
       R. A. Cornog, Chairman of the Board of Directors,
       President and Chief Executive Officer

       /s/ D. S. Huml                               Date:  March 27, 1997
       D. S. Huml, Principal Financial Officer,
       and Senior Vice President - Finance

       /s/ G. D. Johnson                            Date:  March 27, 1997
       G. D. Johnson, Principal Accounting Officer,
       and Controller

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities as indicated.

   By: /s/ B. M. Beronja                            Date:  March 27, 1997
       B. M. Beronja, Director

   By: /s/ D. W. Brinckman                          Date:  March 27, 1997
       D. W. Brinckman, Director

   By: /s/ B. S. Chelberg                           Date:  March 27, 1997
       B. S. Chelberg, Director

   By: /s/ R. J. Decyk                              Date:  March 27, 1997
       R. J. Decyk, Director

   By: /s/ R. F. Farley                             Date:  March 27, 1997
       R. F. Farley, Director

   By: /s/ L. A. Hadley                             Date:  March 27, 1997
        L. A. Hadley, Director

   By: /s/ A. L. Kelly                              Date:  March 27, 1997
       A. L. Kelly, Director

   By: /s/ G. W. Mead                               Date:  March 27, 1997
       G. W. Mead, Director

   By: /s/ E. H. Rensi                              Date:  March 27, 1997
       E. H. Rensi, Director

   By: /s/ J. H. Schnabel                           Date:  March 27, 1997
       J. H. Schnabel, Director

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                            Balance of
                Balance at  Subsidiary  Charged to                 Balance
                beginning   at time of   costs and                 at end
   Description   of year    acquisition  expenses   Deductions(1)  of year

  Allowance for
  doubtful accounts

  Year ended
  December 28,
   1996        $14,650,458   $296,140   $13,611,414  $11,655,431  $16,902,581

  Year ended
  December 30,
   1995        $13,180,862   $205,414   $12,999,732  $11,735,550  $14,650,458

  Year ended
  December 31,
   1994        $14,946,208   $ 96,355   $ 8,652,343  $10,514,044  $13,180,862


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

        (d) Amendment to Rights Agreement dated as of June 28, 1996 (incorporated by reference to Exhibit 1.1 to the Corporation's Current Report on Form 8-A dated June 28, 1996 (Commission File No. 1-7724))

        The Corporation and its subsidiaries have no long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of December 28, 1996. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

   (10)  Material Contracts

        (a)  Amended and Restated Snap-on Incorporated 1986 Incentive Stock
             Plan*

        (b) Form of Restated Senior Officer Agreement between the Corporation and each of Robert A. Cornog, Branko M. Beronja, Frederick D. Hay, Donald S. Huml, Michael F. Montemurro and Jay
             H. Schnabel (incorporated by reference to Exhibit (10)(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (Commission File No. 1-7724))*

        (c) Form of Restated Executive Agreement between the Corporation and each of Richard V. Caskey, Dan G. Craighead, Dale F. Elliott, Gregory D. Johnson, Nicholas L. Loffredo, Denis J. Loverine, Susan F. Marrinan, Lawrence G. Panatera, and William R. Whyte (incorporated by reference to Exhibit (10)(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (Commission File No. 1-7724))*

        (d) Indemnification Agreement for Directors (incorporated by reference to Exhibit B to the Corporation's Proxy Statement dated March 23, 1990 (Commission File No. 1-7724))*

        (e)  Amended and Restated Snap-on Incorporated Directors' 1993 Fee
             Plan*

        (f)  Snap-on Incorporated Deferred Compensation Plan*

        (g) Snap-on Incorporated Supplemental Retirement Plan for Officers (incorporated by reference to Exhibit (10)(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (Commission File No. 1-7724))*

        (h) Receivables Purchase and Sale Agreement, dated as of October 6, 1995, among Snap-on Credit Corporation, as Seller, Corporate Asset Funding Company, Inc., as Investor, and Citicorp North America, Inc., individually and as Agent (incorporated by reference to Exhibit (10)(a) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 (Commission File No. 1-7724))

        (i) Receivables Purchase and Sale Agreement, dated as of October 6, 1995, among Snap-on Credit Corporation, as Seller, the banks set forth on the signature pages thereof, and Citicorp North America, Inc., individually and as Agent (incorporated by reference to Exhibit (10)(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 (Commission File No. 1-7724))

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