Form 10-Q
period 1997-03-29
SNAP ON INC
filed 1997-05-13
CIK 91440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended March 29, 1997

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

             Class                    Outstanding at April 26,1997
   Common stock, $1 per value               60,895,421 shares

                              SNAP-ON INCORPORATED

                                      INDEX
                                                                  Page
   Part I.   Financial Information

             Consolidated Statements of Earnings -
             Thirteen Weeks Ended
             March 29, 1997 and March 30, 1996                      3

             Consolidated Balance Sheets -
             March 29, 1997 and December 28, 1996                   4-5

             Consolidated Statements of Cash Flows -
             Thirteen Weeks Ended
             March 29, 1997 and March 30, 1996                      6

             Notes to Consolidated Financial Statements             7-8

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations          9-10


   Part II.  Other Information                                      11

                          PART I.  FINANCIAL INFORMATION

                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                  Thirteen Weeks Ended
                                                 March 29,      March 30,
                                                    1997           1996

   Net sales                                     $375,299       $344,364

   Cost of goods sold                             182,332        170,535
                                                 --------       --------
        Gross profit                              192,967        173,829

   Operating expenses                             151,319        139,699

   Net finance income                             (17,465)       (15,599)
                                                 --------       --------
        Operating earnings                         59,113         49,729

   Interest expense                                (4,381)        (2,942)

   Other income (expense) - net                      (995)           277
                                                 --------       --------
        Earnings before income taxes               53,737         47,064

   Income taxes                                    19,883         17,414
                                                 --------       --------
   Net earnings                                  $ 33,854       $ 29,650
                                                 ========       ========
   Earnings per weighted average common share    $    .56       $    .49
                                                 ========       ========
   Dividends declared per common share           $    .20       $    .18
                                                 ========       ========
   Weighted average common shares outstanding      60,855         60,921
                                                 ========       ========


   The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                (Unaudited)
                                                 March 29,     December 28,
                                                    1997           1996
   ASSETS
        Current Assets
           Cash and cash equivalents           $    9,129     $   15,350

           Accounts receivable, less allowances   657,677        651,739

           Inventories
              Finished stock                      301,980        271,785
              Work in process                      44,133         42,483
              Raw materials                        59,689         62,057
              Excess of current cost
               over LIFO cost                    (106,599)      (106,575)
                                               ----------     ----------
              Total inventory                     299,203        269,750

           Prepaid expenses and other assets       86,037         80,485
                                               ----------     ----------
              Total current assets              1,052,046      1,017,324

        Property and equipment
           Land                                    24,238         24,337
           Buildings and improvements             164,666        166,764
           Machinery and equipment                328,547        319,138
                                               ----------     ----------
                                                  517,451        510,239
           Accumulated depreciation              (270,069)      (264,945)
                                               ----------     ----------
              Total property and equipment        247,382        245,294

        Deferred income tax benefits               63,256         55,413
        Intangible and other assets               255,004        202,757
                                               ----------     ----------
                Total assets                   $1,617,688     $1,520,788
                                               ==========     ==========

        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                (Unaudited)
                                                 March 29,     December 28,
                                                    1997           1996
   LIABILITIES AND SHAREHOLDERS' EQUITY
      Current Liabilities
         Accounts payable                      $   96,235     $   89,310
         Notes payable and current
          maturities of long-term debt             12,119         23,274
         Accrued compensation                      31,013         36,467
         Dealer deposits                           46,850         51,036
         Accrued income taxes                      32,258         11,366
         Other accrued liabilities                152,271        129,918
                                               ----------     ----------
            Total current liabilities             370,746        341,371

      Long-term debt                              200,065        149,804
      Deferred income taxes                         7,255          7,027
      Retiree health care benefits                 85,399         84,593
      Pension and other long-term
       liabilities                                110,117        109,832
                                               ----------     ----------
            Total liabilities                     773,582        692,627

   SHAREHOLDERS' EQUITY
      Preferred stock - authorized 15,000,000
         shares of $1 par value; none
         outstanding                                    -              -
      Common stock - authorized 125,000,000
         shares of $1 par value; issued -
         March 29, 1997 - 66,083,003 shares
         December 28, 1996 - 65,971,917 shares     66,083         65,972
      Additional contributed capital               68,875         66,506
      Retained earnings                           860,165        838,484
      Foreign currency translation adjustment     (21,729)       (13,930)
      Treasury stock at cost - 5,197,146
       and 5,186,550 shares                      (129,288)      (128,871)
                                               ----------     ----------
            Total shareholders' equity            844,106        828,161
                                               ----------     ----------
            Total liabilities and
            shareholders' equity               $1,617,688     $1,520,788
                                               ==========     ==========

        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)
                                                  Thirteen Weeks Ended
                                                 March 29,      March 30,
                                                    1997          1996
   OPERATING ACTIVITIES
      Net earnings                               $ 33,854       $ 29,650
      Adjustments to reconcile net earnings
      to net cash provided by:
         Depreciation                               7,829          7,388
         Amortization                               1,383          1,168
         Deferred income taxes                     (9,535)        (3,861)
         (Gain) loss on sale of assets                (39)           140
      Changes in operating assets and
       liabilities:
         Decrease in receivables                    1,395         33,603
         (Increase) decrease in inventories       (28,272)         7,322
         (Increase) decrease in prepaid expenses   (1,216)         3,417
         Increase in other noncurrent assets       (7,740)        (1,229)
         Increase (decrease) in accounts payable    6,392        (17,706)
         Increase in accruals, deposits and
            other long-term liabilities            21,066          2,274
                                                 --------       --------
      Net cash provided by operating activities    25,117         62,166

   INVESTING ACTIVITIES
      Capital expenditures                        (11,459)       (12,282)
      Acquisitions of businesses                  (48,965)             -
      Disposal of property and equipment              368          1,088
                                                 --------       --------
     Net cash used in investing activities        (60,056)       (11,194)

   FINANCING ACTIVITIES
      Payment of long-term debt                    (7,755)        (6,631)
      Increase in long-term debt                        -          2,095
      Increase (decrease) short-term
       borrowings-net                              46,861        (31,772)
      Purchase of treasury stock                     (417)             -
      Proceeds from stock plans                     2,481          3,512
      Cash dividends paid                         (12,173)       (10,963)
                                                 --------       --------
   Net cash provided by (used in)
   financing activities                            28,997        (43,759)

   Effect of exchange rate changes                   (279)           125
                                                 --------       --------
   Increase (decrease) in cash and
   cash equivalents                                (6,221)         7,338

   Cash and cash equivalents at
   beginning of year                               15,350         16,211
                                                 --------       --------
   Cash and cash equivalents at end of period    $  9,129       $ 23,549
                                                 ========       ========

      The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

   1. This report should be read in conjunction with the consolidated financial statements and related notes included in Snap-on Incorporated's Annual Report for the year ended December 28, 1996.

        In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of financial condition and results of operations for the thirteen weeks ended March 29, 1997 have been made. Management also believes that the results of operations for the thirteen weeks ended March 29, 1997 are not necessarily indicative of the results to be expected for the full year.

   2. Income tax paid for the thirteen week period ended March 29, 1997 and March 30, 1996 was $6.6 million and $3.8 million.

   3. Interest paid for the thirteen week period ended March 29, 1997 and March 30, 1996 was $2.6 million and $4.9 million.

   4. During the first quarter, the Corporation acquired a 50 percent interest in The Thomson Corporation's Mitchell Repair Information business. The Corporation is obligated to purchase the remainder of the newly formed Mitchell Repair Information Company ("MRIC") within the next five years. MRIC is a provider of print and electronic versions of vehicle mechanical and electrical system repair information to vehicle repair and service establishments throughout North America. The Corporation also acquired Computer Aided Service, Inc., a developer of repair shop management and point of sale systems, and diagnostics equipment.

   5. Distribution of shares in connection with the three-for-two split of the Corporation's common stock was made on September 10, 1996 to shareholders of record on August 20, 1996. All prior year per share and weighted average share amounts have been restated.

   6. In the first quarter, a change, which had no material effect on net sales or net earnings, was made in accounting for European diagnostics results.

   7. In October 1995, the Corporation entered into agreements that provide for the sale, without recourse, of an undivided interest in a pool of certain of its accounts receivable to a third-party financial institution. These agreements, which include subsequent amendments, provide for a maximum of $200 million of such accounts receivable to be sold and remain outstanding at any one time.

        During the first quarter of 1997, the Corporation sold an additional $25.0 million of interest-bearing receivables. Under these aforementioned agreements, an aggregate of $200.0 million of interest-bearing installments have been sold on a revolving basis. The proceeds were used to pay down short-term debt, and for working capital and general corporate purposes. The sale is reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and as an increase to operating cash flows in the accompanying Consolidated Statements of Cash Flows.

   8. In the first quarter of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
        (SFAS) No. 128, "Earnings per Share," which is effective for fiscal years ending after December 15, 1997. The Corporation does not anticipate that the adoption of this statement will have any impact on its consolidated financial statements.

   9. Certain prior year amounts have been restated on the accompanying Consolidated Statements of Cash Flows to conform with current year presentations. This change resulted in a reduction of "Net cash provided by operating activities" of $1.2 million and an increase in "Net cash used in investing activities" of the same amount.

   10. Tejas Testing Technology One, L.C. and Tejas Testing Technology Two, L.C. (the "Tejas Companies"), former subsidiaries of the Corporation, previously entered into contracts with the Texas Natural Resources Conservation Commission ("TNRCC"), an agency of the State of Texas, to perform automotive emissions testing services. The Corporation guaranteed payment (the "Guaranty") of the Tejas Companies' obligations under a seven year lease agreement in the amount of approximately $98.8 million plus an interest factor, pursuant to which the Tejas Companies leased the facilities necessary to perform the contracts. The Guaranty was assigned to the lessor's lenders (the "Lenders"). The Tejas Companies agreed to indemnify the Corporation for any payments it must make under the Guaranty.

        The State of Texas subsequently enacted legislation designed to terminate the emissions testing program described in the contracts. On September 12, 1995, the Tejas Companies filed bankruptcy petitions in the United States Bankruptcy Court for the Western District of Texas (Austin Division). The Corporation has filed its claim for indemnification in such bankruptcy. The Tejas Companies commenced litigation in state and federal court against the TNRCC and related entities, and the Corporation intervened in such litigation to protect its interests. On April 21, 1997, a state court judge in the 345th Judicial District Court of Travis County, Texas entered a judgment in favor of the Tejas Companies in the net amount of $179 million, and the TNRCC and related entities have appealed such judgment. Payment of such judgment requires an appropriation of funds by the Texas Legislature, which is subject to the political process.

        The Lenders have agreed to forbear until at least June 30, 1997 from exercising their rights under the terms of the Guaranty to cause the Corporation to pay all lease obligations to the Lenders on an accelerated basis, and the Corporation is discussing an extension of such agreement with the Lenders. The Corporation continues to make payments under the Guaranty of approximately $1.8 million per month, which have totaled $39.8 million through March 29, 1997. The Corporation previously recognized the remaining net obligation under the Guaranty, which as of March 29, 1997 is $50.5 million, in Other Long-term Liabilities. In addition, the Corporation has recorded as assets the net amounts paid or payable under the Guaranty, which amounts are expected to be received from the Tejas Companies under their obligation to indemnify the Corporation. These net receivables total $90.3 million as of March 29, 1997 and are included in Intangible and Other Assets. The Corporation believes that ultimate recovery of the net receivables from the Tejas Companies is probable, and it will make an ongoing assessment of the likelihood of realization of such receivables.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   Overview: The Corporation posted record first quarter sales, net earnings and earnings per share. Net earnings for the first quarter of 1997 increased 14.2% over the year ago quarter on a net sales increase of 9.0%. Earnings per share for the first quarter increased 14.3% over the 1996 comparable period. The first quarter's results benefited from several focused acquisitions.

   Sales: Net sales for the first quarter of 1997 were $375.3 million, an increase of 9.0% over first quarter 1996 sales of $344.4 million.

   North American sales for the first quarter of 1997 were $281.2 million, an increase of 8.5% over first quarter 1996 sales of $259.1 million. Contributions from the John Bean Company and Mitchell Repair Information acquisitions were responsible for the gain. Sales excluding acquisitions were even with a year ago, following a very strong fourth quarter.

   European sales for the first quarter of 1997 were $75.3 million, an increase of 12.7% over first quarter 1996 sales of $66.8 million. Excluding acquisitions, sales increased 7% for the first quarter. The effects of foreign currency translations into the U.S. dollar negatively affected sales. The strength in Europe was the result of good performance in the United Kingdom and the Netherlands in both the tool and equipment product categories.

   Other Non-U.S. sales for the first quarter of 1997 were $18.8 million, an increase of 1.8% from first quarter 1996 sales of $18.4 million. For the first quarter, sales in Japan were negatively affected by the strengthening of the U.S. dollar relative to the yen. Excluding the translation impact of the currencies in this geographic segment, sales increased 9%.

   Earnings: Earnings for the first quarter of 1997 were $33.9 million, an increase of 14.2% over first quarter 1996 earnings of $29.7 million. First quarter earnings per share increased to $.56, a 14.3% increase over first quarter 1996 earnings per share of $.49.

   Operating expenses: As a percentage of net sales, first quarter total operating expenses decreased to 40.3% in 1997 from 40.6% in the same period of 1996.

   Finance income: Finance income for the first quarter of 1997 was $17.5 million, an increase of 12.0% over first quarter 1996 finance income of $15.6 million. The major factor for the increase was the growth in extended credit financings resulting from strong sales in previous quarters, especially fourth quarter 1996. Partially offsetting this increase was the securitization of an additional $25.0 million of extended credit receivables as discussed in Note 7.

   FINANCIAL CONDITION

   Liquidity: Cash and cash equivalents decreased to $9.1 million at the end of the first quarter from $15.4 million at the end of 1996. Working capital was $681.3 million at the end of the first quarter versus $676.0 million at the end of 1996. At the end of the quarter, the Corporation had a $100 million long-term revolving credit facility to support the issuance of commercial paper.

   In September 1994, the Corporation filed a registration statement with the Securities and Exchange Commission that allows the Corporation to issue from time to time up to $300 million of unsecured indebtedness. In October 1995, the Corporation issued $100 million of its notes to the public. The shelf registration gives the Corporation financing flexibility to operate the business.

   The Corporation believes it has sufficient sources of liquidity to support working capital requirements, finance capital expenditures and pay dividends.

   Accounts receivable: Accounts receivable increased to $657.7 million at the end of the first quarter from $651.7 million at the end of 1996. In the first quarter of 1997, the Corporation executed an additional $25.0 million securitization of its receivables as discussed in Note 7.

   The majority of the Corporation's accounts receivable involve customers' extended credit and lease purchases of higher-value products. Other receivables include those from dealers, industrial customers, and government entities.

   Inventories: Inventories increased to $299.2 million at the end of the first quarter from $269.8 million at the end of 1996. Excluding acquisitions, inventories increased by $24.8 million in anticipation of several new product introductions and planned promotional programs for the second quarter.

   Liabilities: Total short-term and long-term debt was $212.2 million at the end of the first quarter compared with $173.1 million at the end of 1996. The increase is attributable to the funding of acquisitions completed in the quarter.

   Average shares outstanding: Average shares outstanding in 1997's first quarter were equal to the 60.9 million shares in the same quarter of last year. The Corporation repurchased 10,596 shares of its common stock in the first quarter.

   Other matters: Refer to Note 10 for discussion of a guaranty of lease obligations relating to emissions testing facilities that were to be used under a contract with the State of Texas to perform testing services. Texas has terminated the program to conduct such testing services, and the Corporation is making payments monthly under such guaranty.

                           PART II.  OTHER INFORMATION

   Item 6:  Exhibits and reports on Form 8-K

   Item 6(a):  Exhibits

   Exhibit 27 Financial Data Schedule

   Item 6(b):  Reports on Form 8-K

   No reports on Form 8-K for the three months ended March 29, 1997 were required to be filed.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.

                            SNAP-ON INCORPORATED


   Date:  May 13, 1997      /s/ R. A. Cornog
                            R. A. CORNOG
                            (Chairman, President and Chief Executive Officer)


   Date:  May 13, 1997      /s/ G. D. Johnson
                            G. D. JOHNSON
                            (Principal Accounting Officer and Controller)