Form 10-Q
period 1997-06-28
SNAP ON INC
filed 1997-08-15
CIK 91440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For quarterly period ended June 28, 1997

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

           Class                            Outstanding at July 26,1997

   Common stock, $1 per value                      61,171,393 shares

                              SNAP-ON INCORPORATED

                                      INDEX

                                                                    Page


   Part I. Financial Information

                Consolidated Statements of Earnings -
                Thirteen Weeks and Twenty-six Weeks Ended
                June 28, 1997 and June 29, 1996                      3

                Consolidated Balance Sheets -
                June 28, 1997 and December 28, 1996                  4-5

                Consolidated Statements of Cash Flows -
                Twenty-six Weeks Ended
                June 28, 1997 and June 29, 1996                      6

                Notes to Consolidated Financial Statements           7-9

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations        10-12


   Part II.     Other Information                                    13


                                                   PART I.  FINANCIAL INFORMATION

                                                        SNAP-ON INCORPORATED
                                                 CONSOLIDATED STATEMENTS OF EARNINGS
                                            (Amounts in thousands except per share data)
                                                             (Unaudited)

                                                 Thirteen Weeks Ended                  Twenty-six Weeks Ended
                                               June 28,          June 29,              June 28,        June 29,
                                                 1997               1996                1997              1996

   Net sales                                 $ 409,231           $ 384,554          $ 784,530           $ 728,918

   Cost of goods sold                          201,564             190,425            383,896             360,960
                                              --------            --------         ----------          ----------
      Gross profit                             207,667             194,129            400,634             367,958

   Operating expenses                          159,112             151,731            310,431             291,430

   Net finance income                          (18,362)            (15,925)           (35,827)            (31,524)
                                              --------            --------          ---------           ---------
      Operating earnings                        66,917              58,323            126,030             108,052

   Interest expense                             (4,479)             (3,310)            (8,860)             (6,252)

   Other income (expense) - net                   (580)               (207)            (1,575)                 70
                                              --------           ---------          ---------           ---------
      Earnings before income taxes              61,858              54,806            115,595             101,870

   Income taxes                                 22,887              20,278             42,770              37,692
                                              --------           ---------          ---------           ---------
   Net earnings                               $ 38,971           $  34,528          $  72,825           $  64,178
                                              ========           =========          =========           =========
   Earnings per weighted average
     common share                             $    .64           $     .56          $    1.20           $    1.05
                                              ========           =========          =========           =========
   Dividends declared per common
     shares                                   $    .41           $     .38          $    .61            $     .56
                                              ========           =========          =========           =========
   Weighted average common
     shares outstanding                         60,924              61,094             60,889              61,007
                                              ========           =========          =========           =========


                    The accompanying notes are an integral part of these statements.


                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                             (Unaudited)
                                               June 28,        December 28,
                                                 1997              1996
   ASSETS

   Current Assets
     Cash and cash equivalents        $         9,828      $       15,350

     Accounts receivable,
     less allowances                          637,416             651,739

     Inventories
       Finished stock                         318,782             271,785
       Work in process                         45,516              42,483
       Raw materials                           58,711              62,057
       Excess of current cost
         over LIFO cost                      (106,749)           (106,575)
                                           ----------         -----------
       Total inventory                        316,260             269,750

     Prepaid expenses and other
     assets                                    87,309              80,485
                                           ----------         -----------
       Total current assets                 1,050,813           1,017,324

   Property and equipment
     Land                                      24,131              24,337
     Buildings and improvements               165,943             166,764
     Machinery and equipment                  312,162             319,138
                                           ----------         -----------
                                              502,236             510,239
     Accumulated depreciation                (253,779)           (264,945)
                                           ----------         -----------
       Total property and equipment           248,457             245,294

   Deferred income tax benefits                64,743              55,413
   Intangible and other assets                253,968             202,757
                                           ----------         -----------
       Total assets                        $1,617,981          $1,520,788
                                           ==========         ===========

        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                            (Unaudited)
                                             June 28,         December 28,
                                               1997               1996
   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current Liabilities
     Accounts payable                   $      93,381       $      89,310
     Notes payable and current
       maturities of long-term debt            27,583              23,274
     Dividends payable                         12,798                -
     Accrued compensation                      32,332              36,467
     Dealer deposits                           40,431              51,036
     Accrued income taxes                      13,725              11,366
     Other accrued liabilities                147,614             129,918
                                           ----------          ----------
         Total current liabilities            367,864             341,371

   Long-term debt                             182,624             149,804
   Deferred income taxes                        7,407               7,027
   Retiree health care benefits                86,232              84,593
   Pension and other long-term
     liabilities                              115,176             109,832
                                           ----------          ----------
         Total liabilities                    759,303             692,627


   SHAREHOLDERS' EQUITY
     Preferred stock - authorized
       15,000,000 shares of $1 par
       value; none outstanding                    -                  -
     Common stock - authorized
       250,000,000 shares of $1
       par value; issued -
       June 28, 1997 - 66,140,819 shares
       December 28, 1996 - 65,971,917
       shares                                  66,141              65,972
     Additional contributed capital            69,873              66,506
     Retained earnings                        874,152             838,484
     Foreign currency translation
       adjustment                             (22,200)            (13,930)
     Treasury stock at cost - 5,197,146
       and 5,186,550 shares                  (129,288)           (128,871)
                                           ----------          ----------
         Total shareholders' equity           858,678             828,161
                                           ----------          ----------
         Total liabilities and
         shareholders' equity              $1,617,981          $1,520,788
                                           ==========          ==========

        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                 Twenty-six Weeks Ended
                                              June 28,           June 29,
                                               1997                1996


   OPERATING ACTIVITIES
     Net earnings                           $  72,825            $ 64,178
     Adjustments to reconcile
       net earnings to net cash
       provided by:
         Depreciation                          15,818              15,026
         Amortization                           2,923               2,360
         Deferred income taxes                 (4,485)              5,975
         (Gain) loss on sale of
           assets                                 (38)                310
     Changes in operating assets
       and liabilities:
         Decrease in receivables               21,528              12,385
         Increase in inventories              (45,758)             (8,340)
         Increase in prepaid expenses          (9,145)             (1,300)
         (Increase) decrease in other
           noncurrent assets                   (4,174)              9,748
         Increase (decrease) in accounts
           payable                              3,985              (9,021)
         Increase (decrease) in accruals,
           deposits and other long-term
           liabilities                         (4,566)              6,917
                                           ----------          ----------
     Net cash provided by operating
     activities                                48,913              98,238

   INVESTING ACTIVITIES
     Capital expenditures                     (21,923)            (24,337)
     Acquisitions of businesses               (48,965)            (31,962)
     Disposal of property and equipment         1,305               1,258
                                           ----------          ----------
     Net cash used in investing activities    (69,583)            (55,041)

   FINANCING ACTIVITIES
     Payment of long-term debt                 (7,755)             (9,044)
     Increase in long-term debt                   -                 2,700
     Increase (decrease) short-term
       borrowings-net                          44,658             (13,435)
     Purchase of treasury stock                  (417)             (2,940)
     Proceeds from stock plans                  3,537              12,035
     Cash dividends paid                      (24,359)            (21,945)
                                           ----------          ----------
   Net cash provided by (used in)
     financing activities                      15,664             (32,629)

   Effect of exchange rate changes               (516)               (209)
                                           ----------          ----------
   Increase (decrease) in cash and
     cash equivalents                          (5,522)             10,359

   Cash and cash equivalents at
     beginning of year                         15,350              16,211
                                           ----------          ----------
   Cash and cash equivalents at
     end of period                         $    9,828           $  26,570
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

        In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of financial condition and results of operations for the thirteen and twenty-six weeks ended June 28, 1997 have been made. Management also believes that the results of operations for the thirteen and twenty-six weeks ended June 28, 1997 are not necessarily indicative of the results to be expected for the full year.

   2. Snap-on Incorporated normally declares and pays in cash four regular, quarterly dividends. However, the third quarter dividend in each year is declared in June, giving rise to two regular quarterly dividends appearing in the second quarter statements and correspondingly, three regular quarterly dividends appearing in the first twenty-six weeks' statements.

   3. Income tax paid for the twenty-six week period ended June 28, 1997 and June 29, 1996 was $42.6 million and $31.2 million.

   4. Interest paid for the twenty-six week period ended June 28, 1997 and June 29, 1996 was $5.9 million and $6.9 million.

   5. During the first quarter, the Corporation acquired a 50 percent interest in The Thomson Corporation's Mitchell Repair Information business. The Corporation is obligated to purchase the remainder of the newly formed Mitchell Repair Information Company ("MRIC") within the next five years. MRIC is a provider of print and electronic versions of vehicle mechanical and electrical system repair information to vehicle repair and service establishments throughout North America. The Corporation also acquired Computer Aided Service, Inc., a developer of repair shop management and point of sale systems, and diagnostics equipment.

   6. Distribution of shares in connection with the three-for-two split of the Corporation's common stock was made on September 10, 1996 to shareholders of record on August 20, 1996. All prior year per share and weighted average share amounts have been restated.

   7. In October 1995, the Corporation entered into agreements that provide for the sale, without recourse, of an undivided interest in a pool of certain of its accounts receivable to a third-party financial institution. These agreements, which include subsequent amendments, provide for a maximum of $250 million of such accounts receivable to be sold and remain outstanding at any one time.

        As of June 28, 1997, $225.0 million of interest-bearing installment receivables were sold under these agreements on a revolving basis, of which $25.0 million were sold in each of the first two quarters of 1997. The proceeds were used for working capital and general corporate purposes. The sale is reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and as an increase to operating cash flows in the accompanying Consolidated Statement of Cash Flows. Subsequent to quarter-end, the Corporation sold an additional $25.0 million of interest-bearing installment receivables under these agreements.

   8. In the first quarter of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
        (SFAS) No. 128, "Earnings per Share," which is effective for fiscal years ending after December 15, 1997. The Corporation does not anticipate that the adoption of this statement will have any impact on its consolidated financial statements. In the second quarter of 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." As required, the Corporation will adopt these statements for the fiscal years beginning after December 15, 1997.

   9. On April 25, 1997, shareholders approved an amendment to the Corporation's Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 125 million to 250 million.

  10. Certain prior year amounts have been restated on the accompanying Consolidated Statements of Cash Flows to conform to current year presentations. This change resulted in an increase of "Net cash provided by operating activities" of $9.7 million and an increase in "Net cash used in investing activities" of the same amount.

  11. In accordance with Securities and Exchange Commission Release No. 33-7386, governing disclosure requirements for financial instruments, the Corporation is providing the following description of accounting policies used for financial instruments.

        The Corporation uses derivative instruments to manage well-defined interest rate and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. The criteria used to determine if hedge accounting treatment is appropriate are
        (i) the designation of the hedge to an underlying exposure (ii) whether or not overall risk is being reduced and (iii) if there is a correlation between the value of the derivative instrument and the underlying obligation.

        Interest Rate Derivative Instruments:

        The Corporation enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rate. The differentials paid or received on interest rate agreements are accrued and recognized as adjustments to interest expense. Gains and losses realized upon settlement of these agreements are deferred and amortized to interest expense over a period relevant to the agreement if the underlying hedged instrument remains outstanding, or immediately if the underlying hedged instrument is settled.

        Foreign Currency Derivative Instruments:

        The Corporation has operations in a number of countries and has intercompany transactions among them and, as a result, is exposed to changes in foreign currency exchange rates. The Corporation manages most of these exposures on a consolidated basis, which allows netting certain exposures to take advantage of any natural offsets. To the extent the net exposures are hedged, forward contracts are used. Gains and/or losses on these foreign currency hedges are included in income in the period in which the exchange rates change. Gains and/or losses have not been material to the consolidated financial statements.

  12. Tejas Testing Technology One, L.C. and Tejas Testing Technology Two, L.C. (the "Tejas Companies"), former subsidiaries of the Corporation, previously entered into contracts with the Texas Natural Resources Conservation Commission ("TNRCC"), an agency of the State of Texas, to perform automotive emissions testing services. The Corporation guaranteed payment (the "Guaranty") of the Tejas Companies' obligations under a seven year lease agreement in the amount of approximately $98.8 million plus an interest factor, pursuant to which the Tejas Companies leased the facilities necessary to perform the contracts. The Guaranty was assigned to the lessor's lenders (the "Lenders"). The Tejas Companies agreed to indemnify the Corporation for any payments it must make under the Guaranty.

        The State of Texas subsequently enacted legislation designed to terminate the emissions testing program described in the contracts.
        On September 12, 1995, the Tejas Companies filed bankruptcy petitions in the United States Bankruptcy Court for the Western District of
        Texas (Austin Division). The Corporation has filed its claim for indemnification in such bankruptcy. The Tejas Companies commenced litigation in state and federal court against the TNRCC and related entities, and the Corporation intervened in such litigation to protect its interests. On April 21, 1997, a state court judge in the 345th Judicial District Court of Travis County, Texas entered a judgment in favor of the Tejas Companies in the net amount of $179 million. The parties subsequently entered into a settlement agreement regarding such litigation pursuant to which the State of Texas will pay an aggregate of $140 million, plus interest, with not less than $110 million to be paid during the first two year period (which amount has been appropriated by the Texas Legislature) and the remainder in the following two-year period (which amount is expected to be appropriated at such time). The settlement was approved by the Bankruptcy Court on August 14, 1997. An initial installment of
        $70 million will be paid in escrow pending approval of the Bankruptcy Court order by the Fifth Circuit by February 1, 1998, if the Bankruptcy Court order is appealed. If this approval, if necessary, is not obtained by February 1, 1998 or the deadline is not extended, the state can reclaim the escrowed funds and the parties will continue to pursue the political process and all available legal remedies to satisfy the judgement. Management believes that the conditions will be met, or the deadline will be extended, by February 1, 1998, based upon statements and sworn testimony of the state parties and of representatives of the Tejas Companies.

        The Lenders have agreed to forbear until at least December 31, 1997 from exercising their rights under the terms of the Guaranty to cause the Corporation to pay all lease obligations to the Lenders on an accelerated basis. The Corporation continues to make payments under the Guaranty of approximately $1.8 million per month, which have totaled $44.9 million through June 28, 1997. The Corporation previously recognized the remaining net obligation under the Guaranty, which as of June 28, 1997 is $46.6 million, in Other Long-term Liabilities. In addition, the Corporation has recorded as assets the net amounts paid or payable under the Guaranty, which amounts are expected to be received from the Tejas Companies under their obligation to indemnify the Corporation. These net receivables total $91.5 million as of June 28, 1997 and are included in Intangible and Other Assets. The Corporation believes that ultimate recovery of the net receivables from the Tejas Companies is probable, and it will make an ongoing assessment of the likelihood of realization of such receivables.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   Overview: The Corporation posted record sales, net earnings and earnings per share for the second quarter and first six months of 1997. Net earnings for the second quarter of 1997 increased 12.9% over the year ago quarter on a net sales increase of 6.4%. For the first six months, 1997 net earnings increased 13.5% over the comparable 1996 period on a net sales increase of 7.6%. Earnings per share for the second quarter and first six months increased 14.3% over the 1996 comparable period. The second quarter's results benefited from several acquisitions and higher sales in the Corporation's North American tool and equipment businesses.

   Sales: Net sales for the second quarter of 1997 were $409.2 million, an increase of 6.4% over second quarter 1996 sales of $384.6 million. Net sales for the first six months of 1997 were $784.5 million, an increase of 7.6% over 1996 six-month sales of $728.9 million. Excluding acquisitions, sales increased 3% in the quarter and 2% in the first half of 1997.

   North American sales for the second quarter of 1997 were $323.0 million, an increase of 9.7% over second quarter 1996 sales of $294.5 million. North American sales for the first six months of 1997 were $604.1 million, an increase of 9.1% over six-month 1996 sales of $553.6 million. Sales excluding acquisitions grew 6% for the quarter and 3% for the first half of 1997. In the second quarter, increased sales in the dealer and industrial channels, a strong air conditioning equipment season, shipments of under-car equipment to national accounts and revenue growth in the Equipment Solutions purchasing facilitation business all contributed to the higher results. The Mitchell Repair Information acquisition also was a good performer in the quarter.

   European sales for the second quarter of 1997 were $65.5 million, a decrease of 5.7% from second quarter 1996 sales of $69.4 million. European sales for the first six months of 1997 were $140.9 million, an increase of 3.3% over six-month 1996 sales of $136.3. Sales excluding acquisitions declined 11% for the quarter and 2% for the first half of 1997.
   Persistent weakness in the economic climate of many European countries and the negative impact of foreign currency have affected performance.

   Other Non-U.S. sales for the second quarter of 1997 were $20.7 million, an increase of .8% over second quarter 1996 sales of $20.6 million. Other Non-U.S. sales for the first six months of 1997 were $39.5 million, an increase of 1.3% over six-month 1996 sales of $39.0 million. Excluding the effects of foreign currency translation, sales would have increased 7% for the quarter and 8% for the first six months. Sales in Japan increased in local currency and Australia's operations showed particular strength.

   Earnings: Net earnings for the second quarter of 1997 were $39.0 million, an increase of 12.9% over second quarter 1996 net earnings of $34.5 million. Second quarter earnings per share increased to $.64, a 14.3% increase over second quarter 1996 earnings per share of $.56. Net earnings for the first six months of 1997 were $72.8 million, an increase of 13.5% over six-month 1996 net earnings of $64.2 million. Earnings per share for the first six months of 1997 rose to $1.20 per share, a 14.3% increase over six-month 1996 earnings per share of $1.05.

   Operating expenses: As a percentage of net sales, second quarter total operating expenses decreased to 38.9% in 1997 from 39.5% in 1996. As a percentage of net sales, six-month operating expenses decreased to 39.6% in 1997 from 40.0% in 1996.

   Finance income: Finance income for the second quarter of 1997 was $18.4 million, an increase of 15.3% over second quarter 1996 finance income of $15.9 million. Finance income for the first six months of 1997 was $35.8 million, an increase of 13.6% increase over six-month 1996 finance income of $31.5 million. The major factors for the increases were the growth in extended credit financings resulting from strong sales in previous quarters and higher leasing income. Partially offsetting this increase was the securitization of an additional $50.0 million of extended credit receivables as discussed in Note 7.


   FINANCIAL CONDITION

   Liquidity: Cash and cash equivalents decreased to $9.8 million at the end of the second quarter from $15.4 million at the end of 1996. Working capital was $682.9 million at the end of the second quarter versus $676.0 million at the end of 1996. At the end of the quarter, the Corporation had a $100 million long-term revolving credit facility to support the issuance of commercial paper.

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

   Accounts receivable: Accounts receivable decreased to $637.4 million at
   the end of the second quarter from $651.7 million at the end of 1996.   In
   each of the first two quarters of 1997, the Corporation sold an additional $25.0 million securitization of its receivables as discussed in Note 7.

   The majority of the Corporation's accounts receivable involve customers' extended credit and lease purchases of higher-value products. Other receivables include those from dealers, industrial customers and government entities.

   Inventories: Inventories increased to $316.3 million at the end of the second quarter from $269.8 million at the end of 1996. An inventory build in anticipation of upcoming emissions programs in the U.S. and higher-than-planned inventory of product purchased for resale are primarily responsible for the increase.

   Liabilities: Total short-term and long-term debt was $210.2 million at the end of the second quarter compared with $173.1 million at the end of 1996. The increase is attributable to the funding of acquisitions completed in the first quarter of 1997.

   Average shares outstanding: Average shares outstanding in the second quarter of 1997 decreased to 60.9 million shares compared with 61.1 million in last year's second quarter. For the first six months of 1997, average shares outstanding declined to 60.9 million versus 61.0 million in the comparable six months of 1996. The Corporation repurchased 10,596 shares of its common stock in the first quarter.

   Dividend increase/Share repurchase: At its June 27, 1997 board meeting, the Corporation's board of directors declared a 5.0% increase in the common stock dividend. The new quarterly dividend will increase $.01 per share to $.21 per share, or $.84 on an annual basis.

   The board also authorized the repurchase of $100 million of the Corporation's common stock over a two year period. This buyback is supplemental to the 1996 board of directors authorization that allows the purchase of stock in an amount equivalent to that necessary to prevent dilution created by shares issued for stock options, employee and dealer stock purchase plans, and other corporate purposes.

   Other matters: Refer to Note 12 for discussion of a guaranty of lease obligations relating to emissions testing facilities that were to be used under a contract with the State of Texas to perform testing services.

                           PART II.  OTHER INFORMATION

   Item 4: Submission of matters to a vote of security holders

   The Corporation held its Annual Meeting of Shareholders on April 25, 1997. The following is a summary of the matters voted on at that meeting. There were 60,879,788 outstanding shares eligible to vote.

        a) The shareholders elected three members of the Corporation's Board of Directors to serve until the 2000 Annual Meeting and one member to serve until the 1999 Annual Meeting and one member to serve until the 1998 Annual Meeting. The persons elected to the Corporation's Board of Directors, the number of shares cast for and the number of shares withheld with respect to each of these persons were as follows:

       Director                     For           Withheld          Term

   Bruce S. Chelberg             51,908,304        695,963          2000
   Arthur L. Kelly               51,900,239        704,028          2000
   Roxanne J. Decyk              51,905,590        698,677          2000
   Branko M. Beronja             51,891,995        712,272          1999
   Donald W. Brinckman                                              1999
   George W. Mead                                                   1999
   Jay H. Schnabel                                                  1999
   Leonard A. Hadley             51,905,874        698,393          1998
   Robert A. Cornog                                                 1998
   Raymond F. Farley                                                1998
   Edward H. Rensi                                                  1998


        b) Shareholders approved an amendment to the Corporation's Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 125 million to 250 million shares.


                                For         Against         Abstained

                            41,343,682     11,099,553        161,032


   Item 6: Exhibits and reports on Form 8-K

   Item 6(a): Exhibits

     Exhibit 27  Financial Data Schedule

   Item 6(b): Reports on Form 8-K

     No reports on Form 8-K for the thirteen weeks ended June 28, 1997 were required to be filed.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.



                              SNAP-ON INCORPORATED



   Date:  August 12, 1997                       /s/ R. A. Cornog
                                                R. A. CORNOG
                                                (Chairman, President and
                                                Chief Executive Officer)



   Date:  August 12, 1997                       /s/ D.S. Huml
                                                D.S. HUML
                                                (Principal Accounting Officer
                                                and Chief Financial Officer)

                                  EXHIBIT INDEX

   Exhibit No.          Description

          27            Financial Data Schedule