Form 10-Q
period 1997-09-27
SNAP ON INC
filed 1997-11-10
CIK 91440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For quarterly period ended September 27, 1997

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

           Class                            Outstanding at October 25, 1997
   Common stock, $1 per value                        60,883,551 shares

                              SNAP-ON INCORPORATED

                                      INDEX

                                                                    Page


   Part I. Financial Information

                Consolidated Statements of Earnings -
                Thirteen Weeks and Thirty-nine Weeks Ended
                September 27, 1997 and September 28, 1996            3

                Consolidated Balance Sheets -
                September 27, 1997 and December 28, 1996             4-5

               Consolidated Statements of Cash Flows -
                Thirty-nine Weeks Ended September 27, 1997
                and September 28, 1996                                6

                Notes to Consolidated Financial Statements           7-9

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations        10-12


   Part II.     Other Information                                    13

                         PART I.  FINANCIAL INFORMATION


                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                             Thirteen Weeks Ended           Thirty-nine Weeks Ended
                        September 27,   September 28,    September 27,   September 28,
                             1997           1996             1997             1996

   Net sales               $ 391,162       $ 347,202     $ 1,175,692       $ 1,076,120

   Cost of goods sold        191,868         170,724         575,764           531,684
                            --------        --------       ---------         ---------
      Gross profit           199,294         176,478         599,928           544,436

   Operating expenses        154,344         141,398         464,775           432,828

   Net finance income        (18,126)        (16,424)        (53,953)          (47,948)
                            --------        --------        --------          --------
      Operating earnings      63,076          51,504         189,106           159,556

   Interest expense           (4,119)         (3,060)        (12,979)           (9,312)

   Other income (expense) -
     net                      (2,585)            389          (4,160)              459
                           ---------       ---------        --------          --------
      Earnings before
       income taxes           56,372          48,833         171,967           150,703

   Income taxes               20,858          18,068          63,628            55,760
                            --------        --------        --------          --------
   Net earnings             $ 35,514        $ 30,765        $108,339          $ 94,943
                            ========        ========        ========          ========
   Earnings per weighted
    average common share    $    .58        $    .51        $   1.78          $   1.56
                            ========        ========        ========          ========
   Dividends declared
    per common shares       $   -           $   -           $    .61          $    .56
                            ========        ========        ========          ========

   Weighted average
    common shares
     outstanding              60,969          61,039          60,916            61,017
                            ========        ========        ========          ========


   The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                            (Unaudited)
                                            September 27,     December 28,
                                               1997              1996
   ASSETS
     Current Assets
      Cash and cash equivalents               $    15,422     $   15,350

      Accounts receivable, less allowances        600,291        651,739

      Inventories
        Finished stock                            364,012        271,785
        Work in process                            47,298         42,483
        Raw materials                              62,499         62,057
        Excess of current cost over
         LIFO cost                               (106,495)      (106,575)
                                                ---------      ---------
        Total inventory                           367,314        269,750

      Prepaid expenses and other assets            87,758         80,485
                                                ---------      ---------
        Total current assets                    1,070,785      1,017,324

     Property and equipment
      Land                                         23,955         24,337
      Buildings and improvements                  173,688        166,764
      Machinery and equipment                     334,479        319,138
                                                ---------      ---------
                                                  532,122        510,239
      Accumulated depreciation                   (276,611)      (264,945)
                                                ---------      ---------
        Total property and equipment              255,511        245,294

     Deferred income tax benefits                  60,741         55,413
     Intangible and other assets                  271,197        202,757
                                                ---------      ---------
          Total assets                         $1,658,234     $1,520,788
                                                =========      =========


    The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                           (Unaudited)
                                         September 27,   December 28,
                                              1997           1996
   LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
      Accounts payable                     $ 101,491      $  89,310
      Notes payable and current
       maturities of long-term debt           29,937         23,274
      Accrued compensation                    37,265         36,467
      Dealer deposits                         38,000         51,036
      Accrued income taxes                    14,545         11,366
      Other accrued liabilities              142,489        129,918
                                            --------       --------
         Total current liabilities           363,727        341,371

     Long-term debt                          200,061        149,804
     Deferred income taxes                     7,731          7,027
     Retiree health care benefits             87,544         84,593
     Pension and other long-term
      liabilities                            113,676        109,832
                                            --------       --------
         Total liabilities                   772,739        692,627

   SHAREHOLDERS' EQUITY
     Preferred stock - authorized
      15,000,000 shares of $1 par value;
      none outstanding                        -              -
     Common stock - authorized 250,000,000
      shares of $1 par value; issued -
      September 27, 1997   66,329,796
      shares December 28, 1996 - 65,971,917
      shares                                  66,330         65,972
     Additional contributed capital           77,644         66,506
     Retained earnings                       909,672        838,484
     Foreign currency translation
      adjustment                             (24,719)       (13,930)
     Treasury stock at cost   5,454,913
      and 5,186,550 shares                  (143,432)      (128,871)
                                           ---------      ---------
         Total shareholders' equity          885,495        828,161
                                           ---------      ---------
         Total liabilities and
          shareholders' equity            $1,658,234     $1,520,788
                                           =========      =========


     The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                            Thirty-nine Weeks Ended
                                          September 27,  September 28,
                                               1997           1996
   OPERATING ACTIVITIES
     Net earnings                            $  108,339       $ 94,943
     Adjustments to reconcile net
      earnings to net cash provided by:
      Depreciation                               22,918         21,420
      Amortization                                5,169          3,623
      Deferred income taxes                      (1,743)        (2,317)
      (Gain) loss on sale of assets                 (74)           561
     Changes in operating assets and
      liabilities:
      Decrease in receivables                    61,954          2,572
      Increase in inventories                   (95,706)       (20,429)
      Increase in prepaid expenses               (4,386)        (2,349)
      (Increase) decrease in other noncurrent
       assets                                   (11,009)         5,814
      Increase (decrease) in accounts payable     2,686         (2,717)
      Increase (decrease) in accruals, deposits
       and other long-term liabilities          (18,845)        15,609
                                               --------       --------
     Net cash provided by operating activities   69,303        116,730


   INVESTING ACTIVITIES
     Capital expenditures                       (35,597)       (40,075)
     Acquisitions of businesses                 (52,609)       (38,649)
     Disposal of property and equipment           1,681          2,544
                                               --------       --------

     Net cash used in investing activities      (86,525)       (76,180)

     FINANCING ACTIVITIES
     Payment of long-term debt                   (7,755)        (9,761)
     Increase in long-term debt                   -              2,700
     Increase in short-term borrowings-net       65,928          5,580
     Purchase of treasury stock-net             (14,562)       (14,312)
     Proceeds from stock plans                   11,496         12,856
     Cash dividends paid                        (37,151)       (34,169)
                                               --------       --------
   Net cash provided by (used in)
    financing activities                         17,956        (37,106)

   Effect of exchange rate changes                 (662)          (194)
                                               --------       --------
   Increase in cash and cash equivalents             72          3,250

   Cash and cash equivalents at
    beginning of year                            15,350         16,211
                                               --------       --------
   Cash and cash equivalents at end
    of period                                 $  15,422      $  19,461
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

         In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of financial condition and results of operations for the thirteen and thirty-nine weeks ended September 27, 1997 have been made. Management also believes that the results of operations for the thirteen and thirty-nine weeks ended September 27, 1997 are not necessarily indicative of the results to be expected for the full year.

    2. Snap-on Incorporated normally declares and pays in cash four regular, quarterly dividends. However, the third quarter dividend in each year is declared in June, giving rise to two regular quarterly dividends appearing in the second quarter statements and correspondingly, three regular quarterly dividends appearing in the first twenty-six weeks' statements.

    3. Income tax paid for the thirty-nine week period ended September 27, 1997 and September 28, 1996 was $60.2 million and $50.1 million.

    4. Interest paid for the thirty-nine week period ended September 27, 1997 and September 28, 1996 was $11.2 million and $8.5 million.

    5. During the first quarter, the Corporation acquired a 50 percent interest in The Thomson Corporation's Mitchell Repair Information business. The Corporation is obligated to purchase the remainder of the newly formed Mitchell Repair Information Company ("MRIC") within the next five years. MRIC is a provider of print and electronic versions of vehicle mechanical and electrical system repair information to vehicle repair and service establishments throughout North America. The Corporation also acquired in the first quarter Computer Aided Service, Inc. ("CAS"), a developer of repair shop management and point of sale systems, and diagnostics equipment. Late in the third quarter, the Corporation acquired Brewco, a small, regional collision repair company located in Kentucky.

     6. In October 1995, the Corporation entered into agreements that provide for the sale, without recourse, of an undivided interest in a pool of certain of its accounts receivable to a third-party financial institution. These agreements, which include subsequent amendments, provide for a maximum of $300 million of such accounts receivable to be sold and remain outstanding at any one time.

         As of September 27, 1997, $250.0 million of interest-bearing installment receivables were sold under these agreements on a revolving basis, of which $25.0 million were sold in each of the first three quarters of 1997. The proceeds were used for working capital and general corporate purposes. The sale is reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and as an increase to operating cash flows in the accompanying Consolidated Statement of Cash Flows.

    7. In the first quarter of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
         (SFAS) No. 128, "Earnings per Share," which is effective for fiscal years ending after December 15, 1997. The Corporation does not anticipate that the adoption of this statement will have any impact on its consolidated financial statements.

    8. On April 25, 1997, shareholders approved an amendment to the Corporation's Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 125 million to 250 million.

    9. Certain prior year amounts have been restated on the accompanying Consolidated Statements of Cash Flows to conform to current year presentations. This change resulted in an increase of "Net cash provided by operating activities" of $5.8 million and an increase in "Net cash used in investing activities" of the same amount.

   10. In accordance with Securities and Exchange Commission Release No. 33-7386, governing disclosure requirements for financial instruments, the Corporation is providing the following description of accounting policies used for financial instruments.

         The Corporation uses derivative instruments to manage well-defined interest rate and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. The criteria used to determine if hedge accounting treatment is appropriate are
         (i) the designation of the hedge to an underlying exposure, (ii) whether or not overall risk is being reduced and (iii) if there is a correlation between the value of the derivative instrument and the underlying obligation.

         Interest Rate Derivative Instruments:
         The Corporation enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. The differentials paid or received on interest rate agreements are accrued and recognized as adjustments to interest expense. Gains and losses realized upon settlement of these agreements are deferred and amortized to interest expense over a period relevant to the agreement if the underlying hedged instrument remains outstanding, or immediately if the underlying hedged instrument is settled.

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

   11. Tejas Testing Technology One, L.C. and Tejas Testing Technology Two, L.C. (the "Tejas Companies"), former subsidiaries of the Corporation, previously entered into contracts with the Texas Natural Resources Conservation Commission ("TNRCC"), an agency of the State of Texas, to perform automotive emissions testing services. The Corporation guaranteed payment (the "Guaranty") of the Tejas Companies' obligations under a seven year lease agreement in the amount of approximately $98.8 million plus an interest factor, pursuant to which the Tejas Companies leased the facilities necessary to perform the contracts. The Guaranty was assigned to the lessor's lenders (the "Lenders"). The Tejas Companies agreed to indemnify the Corporation for any payments it must make under the Guaranty.

         The State of Texas subsequently enacted legislation designed to terminate the emissions testing program described in the contracts. On September 12, 1995, the Tejas Companies filed bankruptcy petitions in the United States Bankruptcy Court for the Western District of Texas (Austin Division). The Corporation has filed its claim for indemnification in such bankruptcy. The Tejas Companies commenced litigation in state and federal court against the TNRCC and related entities, and the Corporation intervened in such litigation to protect its interests. On April 21, 1997, a state court judge in the 345th Judicial District Court of Travis County, Texas entered a judgment in favor of the Tejas Companies in the net amount of $179 million. The parties subsequently entered into a settlement agreement regarding such litigation pursuant to which the State of Texas will pay an aggregate of $140 million, plus interest, with not less than $110 million to be paid during the first two year period (which amount has been appropriated by the Texas Legislature) and the remainder in the following two-year period (which amount is expected to be appropriated at such time). The settlement was approved by the Bankruptcy Court on August 14, 1997. An initial installment of $70 million and a further prepayment of $20 million was paid in escrow pending approval of the Bankruptcy Court order by the Fifth Circuit Court of Appeals by February 1, 1998. If this approval is not obtained by February 1, 1998 or the deadline is not extended, the state can reclaim the escrowed funds and the parties will continue to pursue the political process and all available legal remedies to satisfy the judgement. Management believes that the conditions will be met, or the deadline will be extended, by February 1, 1998, based upon statements and sworn testimony of the state parties and of representatives of the Tejas Companies.

         The Lenders have agreed to forbear until at least December 31, 1997 from exercising their rights under the terms of the Guaranty to cause the Corporation to pay all lease obligations to the Lenders on an accelerated basis, and the Corporation is discussing an extension of such agreement with the Lenders. The Corporation continues to make payments under the Guaranty of approximately $1.8 million per month, which have totaled $50.1 million through September 27, 1997. The Corporation previously recognized the remaining net obligation under the Guaranty, which as of September 27, 1997 is $42.6 million, in Other Long-term Liabilities. In addition, the Corporation has recorded as assets the net amounts paid or payable under the Guaranty, which amounts are expected to be received from the Tejas Companies under their obligation to indemnify the Corporation. These net receivables total $92.6 million as of September 27, 1997 and are included in Intangible and Other Assets. The Corporation believes that ultimate recovery of the net receivables from the Tejas Companies is probable, and it will make an ongoing assessment of the likelihood of realization of such receivables.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   Overview: The Corporation posted record sales, net earnings and earnings per share for the third quarter and first nine months of 1997. Net earnings for the third quarter of 1997 increased 15.4% over the year ago quarter on a net sales increase of 12.7%. For the first nine months, 1997 net earnings increased 14.1% over the comparable 1996 period on a net sales increase of 9.3%. Earnings per share for the third quarter increased 13.7% over the year ago quarter. For the first nine months, earnings per share increased 14.1% over the 1996 comparable period. The third quarter's results benefited from several acquisitions and higher sales in the Corporation's North American tool and equipment businesses.

   Sales: Net sales for the third quarter of 1997 were $391.2 million, an increase of 12.7% over third quarter 1996 sales of $347.2 million. Net sales for the first nine months of 1997 were $1.176 billion, an increase of 9.3% over 1996 nine-month sales of $1.076 billion. Base business sales increased 7% in the third quarter and 4% in the first nine months of 1997. Foreign currency translation rates negatively affected sales by 2 percentage points in the third quarter and 1.5 percentage points in the first nine months of 1997.

   North American sales for the third quarter of 1997 were $313.7 million, an increase of 16.9% over third quarter 1996 sales of $268.4 million. North American sales for the first nine months of 1997 were $917.7 million, an increase of 11.6% over nine-month 1996 sales of $822.0 million. Base business sales grew 10% for the quarter and 6% for the first nine months of 1997. In the third quarter, increased sales of emissions-testing equipment, the success of tool storage promotions, growth in the Equipment Solutions purchasing facilitation business, the acquisition of Computer Aided Service, Inc. and the Mitchell Repair Information business, and strong sales in Canada and Mexico all contributed to the increase.

   European sales for the third quarter of 1997 were $56.5 million, a decrease of 5.0% from third quarter 1996 sales of $59.4 million. European sales for the first nine months of 1997 were $197.5 million, an increase of 0.9% over nine-month 1996 sales of $195.7. Base business sales declined 9% for the quarter and 4% for the nine months of 1997. Foreign currency translation reduced sales by 8 percentage points in the third quarter and 5 percentage points in the first nine months of 1997.
   European tool sales in local currency grew by over 10% in the third quarter of 1997. This performance was more than offset by reduced equipment sales due to persistent weakness in the economies of many European countries and difficult comparison with last year's third quarter which benefited from an emissions testing program in the United Kingdom.

   Other Non-U.S. sales for third quarter of 1997 were $21.0 million, an increase of 8.3% over third quarter 1996 sales of $19.4 million. Other Non-U.S. sales for the first nine months of 1997 were $60.5 million, an increase of 3.6% over nine-month 1996 sales of $58.4 million. Excluding the effects of foreign currency translation, sales would have increased 16% for the quarter and 11% for the first nine months. Increased tool and equipment sales in both Japan and Australia contributed importantly to the growth.

   Earnings: Net earnings for the third quarter of 1997 were $35.5 million, an increase of 15.4% over third quarter 1996 net earnings of $30.8 million. Third quarter earnings per share increased to $.58, a 13.7% increase over third quarter 1996 earnings per share of $.51. Net earnings for the first nine months of 1997 were $108.3 million, an increase of 14.1% over nine-month 1996 net earnings of $94.9 million. Earnings per share for the first nine months of 1997 rose to $1.78 per share, a 14.1% increase over nine-month 1996 earnings per share of $1.56.

   Operating expenses: As a percentage of net sales, third quarter total operating expenses decreased to 39.5% in 1997 from 40.7% in 1996. As a percentage of net sales, nine-month operating expenses decreased to 39.5% in 1997 from 40.2% in 1996.

   Finance income: Finance income for the third quarter of 1997 was $18.1 million, an increase of 10.4% over third quarter 1996 finance income of $16.4 million. Finance income for the first nine months of 1997 was $54.0 million, an increase of 12.5% over nine-month 1996 finance income of $47.9 million. The major factors for the increases were the growth in extended credit financings resulting from strong sales and higher leasing income. Partially offsetting this year-to-date increase was the securitization of an additional $75.0 million of extended credit receivables as discussed in
   Note 6.

   FINANCIAL CONDITION

   Liquidity: Cash and cash equivalents of $15.4 million at the end of the third quarter were the same as at the end of 1996. Working capital increased to $707.1 million at the end of the third quarter, from $676.0 million at the end of 1996. At the end of the quarter, the Corporation had a $100 million long-term revolving credit facility to support the issuance of commercial paper.

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

   Accounts receivable: Accounts receivable decreased to $600.3 million at
   the end of the third quarter from $651.7 million at the end of 1996.   In
   each of the first three-quarters of 1997, the Corporation sold an additional $25.0 million securitization of its receivables as discussed in
   Note 6.

   The majority of the Corporation's accounts receivable involve customers' extended credit and lease purchases of higher-value products. Other receivables include those from dealers, industrial customers and government entities.

   Inventories: Inventories increased to $367.3 million at the end of the third quarter from $269.8 million at the end of 1996. An inventory build in anticipation of upcoming emissions programs in the U.S. and higher-than-planned inventory of product purchased for resale are primarily responsible for the increase.

   Liabilities: Total short-term and long-term debt was $230.0 million at the end of the third quarter compared with $173.1 million at the end of 1996. The increase is attributable to the funding of acquisitions completed in the first quarter of 1997.

   Average shares outstanding: Average shares outstanding in the third quarter of 1997 were 61.0 million shares versus 61.0 million in last year's third quarter. For the first nine months of 1997, average shares outstanding declined to 60.9 million from 61.0 million in the comparable nine months of 1996.

   Share repurchase: On June 27, 1997, the Corporation's board of directors authorized the repurchase of $100 million of the Corporation's common stock over a two-year period. In 1996, the Corporation's board of directors authorized the repurchase of stock in an amount equivalent to that necessary to prevent dilution created by shares issued for stock options, employee and dealer stock purchase plans, and other corporate purposes. The Corporation repurchased 474,337 shares of its common stock in the third quarter and 484,933 shares for the first nine months of 1997.

   Dividend increase: At its June 27, 1997 board meeting, the Corporation's board of directors declared a 5.0% increase in the common stock dividend. The new quarterly dividend, paid on September 10, 1997 to shareholders of record on August 20, 1997, increased $.01 per share to $.21 per share, or $.84 on an annual basis.

   Foreign currency: The Corporation operates in a number of countries and, as a result, is exposed to changes in exchange rates. Most of these exposures are managed on a consolidated basis to take advantage of natural offsets through netting. To the extent that the net exposures are hedged, forward contracts are used. Refer to note 10 for a discussion of the Corporation's accounting policies for the use of derivative instruments.

   Other matters: Refer to Note 11 for discussion of a guaranty of lease obligations relating to emissions testing facilities that were to be used under a contract with the State of Texas to perform testing services.

   Safe Harbor: Statements in this document that are not historical facts, including statements (i) that included the words "believes", "expects", "anticipates" or "estimates" or words of similar importance with reference to the corporation or management, (ii) specifically identified as forward-looking, or (iii) describing the Corporation's or Management's future plans, objectives or goals, are forward-looking statements. The Corporation or its representatives may also make similar forward-looking statements from time to time orally or in writing. The Corporation cautions the reader that these statements are subject to risks, uncertainties and other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Those important factors include the delay in implementation of State emissions programs or delay in delivery of products related to such programs, a weakening of sales of hand tools and other products in those states where the Corporation is undertaking a large emissions-testing equipment sales and service effort, and the achievement of productivity improvements and cost reductions. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Corporation operates in a continually changing business environment and new factors emerge from time to time. The Corporation cannot predict such factors nor can it assess the impact, if any of such factors on the Corporation or its results. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

   PART II.  OTHER INFORMATION

   Item 6: Exhibits and reports on Form 8-K

   Item 6(a): Exhibits

   Exhibit 27     Financial Data Schedule

   Item 6(b): Reports on Form 8-K Filed During the Reporting Period

   Date Filed           Date of Report             Item

   September 8, 1997    August 22, 1997  Item 4. Rights Agreement, dated as
                                         of August 22, 1997, between Snap-on
                                         Incorporated and First Chicago
                                         Trust Company of New York, which
                                         includes as Exhibit A, the
                                         Certificate of Designation, Exhibit
                                         B, the Form of Rights Certificate
                                         and Exhibit C, the Summary of
                                         Rights.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.


                                         SNAP-ON INCORPORATED


   Date:  November 11, 1997              /s/ R. A. Cornog
                                         R. A. CORNOG
                                         (Chairman, President and Chief
                                         Executive Officer)



   Date:  November 11, 1997              /s/ D.S. Huml
                                         D.S. HUML
                                         (Principal Accounting Officer and
                                         Chief Financial Officer)

                                  EXHIBIT INDEX

   Exhibit No.            Description

         27           Financial Data Schedule