Form 10-K405
period 1998-01-03
SNAP ON INC
filed 1998-03-27
CIK 91440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended January 3, 1998

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of voting stock held by nonaffiliates of the registrant at February 24, 1998:
                                 $2,475,359,776

   Number of shares outstanding of each of the registrant's classes of common stock at February 24, 1998:
                  Common stock, $1 par value, 60,005,182 shares

   Documents incorporated by reference
   Portions of the Corporation's Annual Report to Shareholders for the fiscal year ended January 3, 1998, are incorporated by reference into Parts I, II and IV of this report.

   Portions of the Corporation's Proxy Statement, dated March 13, 1998, prepared for the Annual Meeting of Shareholders scheduled for April 24, 1998, are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS                        Page

   PART I
    Item  1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . .  3
    Item  2.   Description of Properties   . . . . . . . . . . . . . . . .  9
    Item  3.   Legal Proceedings   . . . . . . . . . . . . . . . . . . .   10
    Item  4.   Submission of Matters to a Vote of Security Holders   . .   10
    Item  4.1. Executive Officers of the Registrant  . . . . . . . . . .   10

   PART II
    Item  5.   Market for Registrant's Common Equity and Related
               Stockholder Matters   . . . . . . . . . . . . . . . . . .   11
    Item  6.   Selected Financial Data   . . . . . . . . . . . . . . . .   11
    Item  7.   Management Discussion and Analysis of Financial
               Condition and Results of Operations   . . . . . . . . . .   11
    Item  8.   Financial Statements and Supplementary Data   . . . . . .   11
    Item  9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure   . . . . . . . . . .   11

   PART III
    Item  10.  Directors and Executive Officers of the Registrant  . . .   11
    Item  11.  Executive Compensation  . . . . . . . . . . . . . . . . .   11
    Item  12.  Security Ownership of Certain Beneficial Owners
               and Management  . . . . . . . . . . . . . . . . . . . . .   11
    Item  13.  Certain Relationships and Related Transactions  . . . . .   11

   PART IV
    Item  14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K   . . . . . . . . . . . . . . . . . . . . . .   12

   Auditor's Reports . . . . . . . . . . . . . . . . . . . . . . . . . .   13
   Signature Pages . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
   Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

   PART I

   Item I: Business

   Snap-on Incorporated (the "Corporation" or "Snap-on") is a leading manufacturer and distributor of high-quality hand tools, power tools, tool storage products, diagnostics equipment, shop equipment, emissions/safety equipment, collision repair equipment and systems, diagnostics software, business management software for automotive repair shops, and related products and services. Snap-on's mission is to create value by providing innovative solutions to the transportation service and industrial markets worldwide; therefore, the Corporation's products and services are used mainly by professional technicians and managers in vehicle service and industrial applications. Customers include professional technicians, independent automotive repair and body shops, franchised service centers, specialty repair shops, automotive dealerships, vehicle manufacturers, industrial and government entities, and other professional tool and equipment users.

   The Corporation was incorporated under the laws of the state of Wisconsin in 1920 and reincorporated under the laws of the state of Delaware in 1930. Its corporate headquarters are located in Kenosha, Wisconsin. The Corporation has operations throughout the world. Its largest markets include the United States, Australia, Brazil, Canada, France, Germany, Japan, Mexico, the Netherlands, Spain and the United Kingdom. Products and services are marketed and distributed in more than 150 countries through distribution channels that include dealer vans, direct sales forces and distributors.

   In 1997 the Corporation acquired business operations that expanded its product line, distribution channels and geographic reach. A 50% interest was acquired in The Thomson Corporation's Mitchell Repair Information business, a provider of print and electronic versions of vehicle mechanical and electrical system repair information to vehicle repair and service establishments throughout North America. The Corporation is obligated to purchase the remaining business over the next four years. A 70% interest was acquired in Texo S.r.l., an Italian manufacturer of lifts for motor vehicles. Several other businesses were acquired in their entirety. Service Equipment France, S.A. is a French distributor of automotive service and repair equipment; its subsidiary, JPL Services, S.A., provides service and repair for equipment products. Computer Aided Service, Inc. ("CAS") is a developer of repair shop management systems, point of sale systems and diagnostics equipment. CAS provides shop-wide connectivity by networking business management computers with diagnostics systems. Nu-Tech Industries, Inc., more commonly known as Brewco Collision Repair, is a manufacturer and supplier of frame straightening equipment, vehicle measuring systems, paint booths and other collision repair equipment. The acquisition of this company represents Snap-on's entry into the collision repair industry. Hofmann Werkstatt-Technik GmbH ("Hofmann"), a German company, is a leading producer of under-car equipment including wheel balancers, lifts, tire changers and aligners. Hofmann's products are sold in Europe, North America and the Asia/Pacific region.

   Products and Services

   The Corporation derives income from the manufacture, marketing and distribution of its products and related services, and the financing of certain of its products. The Corporation's manufacturing, marketing and distribution operation offers a broad line of products and complementary services which can be divided into two groups: tools and equipment and related services. The following table shows the approximate percentage of consolidated sales for each of these product groups in each of the past three years.

   Product Group                          % of Sales
                                 1997        1996          1995
   Tools
     Hand tools                   38%         40%          40%
     Power tools                   8%          8%          10%
     Tool storage                  9%         10%          10%
                                 ----        ----         ----
                                  55%         58%          60%
   Equipment and Related
    Services                      45%         42%          40%
                                 ----        ----         ----
                                 100%        100%         100%


   The tools product group includes hand tools, power tools and tool storage products. Hand tools include wrenches, screwdrivers, sockets, pliers, ratchets and other similar products, and instruments developed for medical applications and for the manufacture and servicing of electronic equipment. Power tools include pneumatic (air), cord-free (battery) and corded (electric) tools such as impact wrenches, ratchets, chisels, drills, sanders, polishers and similar products. Tool storage units include tool chests, roll cabinets and other similar products for automotive, industrial, aerospace and other storage applications. The majority of products are manufactured by Snap-on; to complete the product line, some items are purchased from external manufacturers.

   The equipment and related services group includes hardware and software solutions for the diagnosis and service of automotive and industrial equipment. Products include engine and emissions analyzers, air conditioning service equipment, brake service equipment, wheel balancing and alignment equipment, transmission troubleshooting equipment, vehicle safety testing equipment, battery chargers, lifts and hoists, diagnostics equipment and collision repair equipment. Also included are service and repair information products, on-line diagnostics services, management systems, point of sale systems, integrated systems for automotive repair shops, and purchasing facilitation services. In the United States the Corporation supports the sale of its diagnostics and shop equipment by offering training programs to technician customers. These programs offer certification in both specific automotive technologies and in the application of specific diagnostics equipment developed and marketed by the Corporation.

   Tools and equipment and related services are marketed under a number of brand names and trademarks, many of which are well known in the automotive and industrial markets served. Some of the major trade names and trademarks and the products and services with which they are associated include the following:

    Trade Names/Trademarks          Products and Services

    Snap-on                         Hand tools, power tools, tool storage
                                    units, and certain equipment

    Blue Point                      Hand tools, power tools

    Wheeltronic                     Hoists and lifts for vehicle service
                                    shops

    J. H. Williams (Williams)       Hand tools

    A. T. I. Tools (ATI)            Tools and equipment for aerospace and
                                    industrial applications

    Sioux Tools (Sioux)             Power tools

    Snap-on Medical Products        Tools for orthopedic applications

    Sun Electric (Sun)              Diagnostics and service equipment

    Balco                           Engine diagnostics and wheel balancers

    CAS Repair shop management systems, point of sale systems, diagnostics equipment

    John Bean                       Under-car and other service equipment

    Hofmann                         Wheel balancers, lifts, tire changers
                                    and aligners

    Brewco Frame straightening equipment, vehicle measuring systems, paint booths and other collision repair equipment

    Mitchell                        Repair and service information and shop
                                    management systems

    Edge Diagnostic Systems         Software to diagnose vehicle computer
                                    systems

    ShopKey                         Repair and service information and shop
                                    management software

    Equipment Solutions             Custom programs for vehicle
                                    manufacturers and their dealerships

    Equiserve                       Equipment repair services


   The Corporation's financing activities are conducted primarily through its Snap-on Credit Corporation ("Credit Corp") subsidiary. The Credit Corp is responsible for certain credit and non-credit services used to support sales and to provide dealer financing options. Currently, the majority of its revenues are derived from the automotive service industry in North America.

   Credit programs facilitate the sale of many of the Corporation's products and services. Through a contractual arrangement, extended credit is offered to technicians to enable them to purchase tools and equipment that can be used to generate income while they pay for the products over time. Financing, in a lease format, is also offered to shop owners, both independent and national chains, who purchase equipment items, which typically are higher price point products than tools. The duration of lease contracts is often two to three times that of extended credit contracts.

   Credit Corp also makes available financing to new dealers, whereby a 10-year loan is originated to enable the dealer to fund the purchase of the franchise and the related working capital needs, particularly inventory and customer receivables.

   Market Sectors Served

   The Corporation markets and distributes its products and related services primarily to professional users around the world in two market sectors: the vehicle service and repair sector, and the industrial sector. Additional information about the Corporation's international and domestic operations is provided in Note 13 on page 35 of the Corporation's 1997 Annual Report, incorporated herein by reference.

   Vehicle Service and Repair Sector

   The vehicle service and repair sector has three main customer groups: professional technicians, primarily in the vehicle service industry, who purchase tools and equipment for themselves; service and repair shop owners and managers - including independent shops, national chains and automotive dealerships - who purchase equipment for use by multiple technicians within a service or repair facility; and vehicle manufacturers
   (OEMs).

   The Corporation provides innovative tool and equipment solutions, as well as technical sales support and training, to meet technicians' evolving needs. Snap-on's dealer van distribution system offers technicians the convenience of purchasing quality tools with minimal disruption of their work routine. The Corporation also serves owners and managers of shops where technicians work with tools, diagnostics equipment, repair and service information, and shop management products. Snap-on provides vehicle manufacturers products and services including tools, facilitation services for the purchase and distribution of equipment, and consulting services.

   Major challenges for the Corporation and the vehicle service and repair industry include the increasing rate of technological change within motor vehicles, and the evolution in the conduct of business by both suppliers and customers that is necessitated by such change.

   Industrial Sector

   The Corporation markets its products to a wide variety of industrial customers, including industrial maintenance and repair facilities; manufacturing and assembly operations; industrial distributors; government facilities; schools; and original equipment manufacturers ("OEMs") who require instrumentation or service tools and equipment for their products.

   Major challenges in the industrial market include a highly competitive, cost-conscious environment, and a trend toward customers making all of their tool purchases through one integrated supplier. The Corporation believes it is currently a meaningful participant in the market for industrial tools and equipment.

   Distribution Channels

   The Corporation serves customers primarily through three channels of distribution: dealer/tech reps, company direct sales, and distributors. The following discussion represents the Corporation's general approach in each channel, and is not intended to be all-inclusive.

   Dealer/Tech Rep Organization

   In the United States, the majority of sales to the automotive repair industry are conducted through the Corporation's dealer/tech rep network; the market served by this network centers on professional technicians and shop owners. Snap-on's mobile dealer van system covers automotive technicians and independent shop owners, calling weekly at the customer's place of business. Dealers' sales are concentrated in hand and power tools and some small equipment, which can easily be transported in a van and demonstrated during a brief sales call, as well as in tool storage units. Dealers purchase the Corporation's products at a discount from suggested retail prices and resell them at prices of the dealer's choosing. Although some dealers have sales areas defined by other methods, most U.S. dealers are provided a list of places of business which serves as the basis of the dealer's sales route.

   The dealer sales force is supported by the Snap-on/Sun Tech Systems employee sales force ("Tech Specialists"), who work with dealers in the demonstration and sale of diagnostics equipment and also sell higher-end diagnostics and shop equipment on their own. Tech Specialists are compensated primarily on the basis of commission; dealers receive a commission for referring business to Tech Specialists.
   Most products sold through the dealer/tech rep organization are sold under the Snap-on or Sun brand names.

   Since 1991, all new U.S. dealers, and a majority of existing U.S. dealers, have been enrolled as franchisees of the Corporation. The Corporation currently charges initial and ongoing monthly license fees, which do not add materially to the Corporation's revenues. The Corporation makes it possible for prospective dealer candidates to work as employee sales representatives, at salary plus commission, for up to one year prior to making an investment in a franchise. In addition, through Snap-on Financial Services, Inc. and its subsidiary, Snap-on Credit Corporation, the Corporation provides financial assistance for newly converted franchise dealers and other new franchise dealers, which could include financing for initial license fees, inventory, revolving accounts receivable acquisition, equipment, fixtures, other expenses and an initial checking account deposit. At year end 1997, approximately 88 percent of all U.S. dealers were enrolled as franchisees.

   The Corporation services and supports its dealers with an extensive field organization of branch offices and service and distribution centers. The Corporation also provides sales training, customer and dealer financial assistance, and marketing and product promotion programs to help maximize dealer sales. A National Dealer Advisory Council, composed of and elected by dealers, assists the Corporation in identifying and implementing enhancements to the franchise program.

   The Corporation has replicated its dealer van method of distribution in certain countries, including Australia, Canada, Germany, Mexico, the Netherlands, Japan and the United Kingdom. In these markets, as in the United States, purchase decisions are generally made by professional technicians. The Corporation markets products in certain other countries through its subsidiary, Snap-on Tools International, Ltd., which sells to foreign distributors under license or contract with the Corporation.

   Company Direct Sales

   In the United States, a growing proportion of sales of Snap-on and Sun equipment are made by a direct sales force that has responsibility for national accounts. As the automotive service and repair industry consolidates, with more business conducted by national chains, automotive dealerships and franchised service centers, these larger organizations can be serviced most effectively by sales people who can demonstrate and sell the full line of products and services. The Corporation also sells its products and services directly to vehicle manufacturers.

   Tools and equipment are marketed to industrial and governmental customers and for the medical profession in the United States through industrial sales representatives, who are employees, and independent industrial distributors. The sales representatives focus on industrial customers whose main purchase criteria are quality and service, as well as on certain OEM accounts. At the end of 1997, the Corporation had industrial sales representatives in the United States, Canada, Australia, Japan, Mexico, Puerto Rico, and some European countries, with the United States representing the majority of the Corporation's total industrial sales. Tools and equipment for the U.S. industrial and government markets are sold through a direct sales force as well as through industrial distributors. In most markets outside the United States, industrial sales are conducted through distributors.

   Distributors

   Sales of certain tools and equipment are made through automotive and industrial distributors, who purchase the items from Snap-on and resell them to the end users. Products sold through distributors in North America, Europe and select other parts of the world include under-car and other service equipment. These products are sold under brands including John Bean, Hofmann, Irimo, Palmero and Acesa, and are differentiated from those sold through the dealer/tech rep and direct sales channels. Sun brand equipment is marketed through distributors in South America and Asia, and through both a direct sales force and distributors in Europe.

   Competition

   The Corporation competes on the basis of its product quality, service, brand awareness and technological innovation. While no one company competes with the Corporation across all of its product lines and distribution channels, various companies compete in one or more product categories and/or distribution channels.

   The Corporation believes that it is a leading manufacturer and distributor of its products for the customers it serves in the vehicle service industry, and that it offers the broadest line of products to the vehicle service industry. The major competitors selling to professional technicians in the vehicle service and repair sector through the mobile van channel include MAC Tools (The Stanley Works) and Matco (Danaher Corporation). The Corporation also competes with companies that sell through non-mobile-van distributors; these competitors include The Stanley Works, Sears, Roebuck and Co., and Strafor Facom. In the industrial sector, major competitors include Armstrong (Danaher Corporation), Cooper Industries and Proto (The Stanley Works). The major competitors selling diagnostics and shop equipment to shop owners in the vehicle service and repair sector include SPX Corporation and Hunter Engineering.

   Raw Material & Purchased Product

   The Corporation's supply of raw materials (various grades of steel bars and sheets) and purchased components are readily available from numerous suppliers.

   The majority of 1997 consolidated net sales consisted of products manufactured by the Corporation. The remainder was purchased from outside suppliers. No single supplier's products accounted for a material portion of 1997 consolidated net sales.

   Patents and Trademarks

   The Corporation vigorously pursues and relies on patent protection to protect its inventions and its position in the market. As of January 3, 1998, the Corporation and its subsidiaries held over 721 patents worldwide, with more than 466 pending patent applications. No sales relating to any single patent represent a material portion of the Corporation's revenues.

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

   Trademarks used by the Corporation are of continuing importance to the Corporation in the marketplace. Trademarks have been registered in the United States and 72 other countries, and additional applications for trademark registrations are pending. The Corporation rigorously polices proper use of its trademarks.

   The Corporation's right to manufacture and sell certain products is dependent upon licenses from others. These products do not represent a material portion of the Corporation's sales.

   Working Capital

   Because most of the Corporation's business is not seasonal, and its inventory needs are relatively constant, no unusual working capital needs arise during the year.

   The Corporation's use of working capital to extend credit to its dealers and to purchase installment credit receivables from dealers is discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is found on pages 16 to 20 of the Corporation's 1997 Annual Report and is incorporated herein by reference.

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

   Employees

   At the end of 1997, the Corporation employed approximately 11,700 people, of whom approximately 40 percent are engaged in manufacturing activities.

   Item 2: Description of Properties

   The Corporation maintains both leased and owned manufacturing, warehouse, distribution and office facilities throughout the world. The Corporation believes that its facilities are well maintained and have a capacity adequate to meet the Corporation's present and foreseeable future demand. The Corporation's U.S. facilities occupy approximately 4.5 million square feet, of which approximately 78 percent is owned. The Corporation's facilities outside the U.S. contain approximately 1.9 million square feet, of which approximately 70 percent is owned.

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

   Columbus, Georgia                 Manufacturing                  Owned
   Crystal Lake, Illinois            Distribution and
                                      manufacturing                 Owned
   Mt. Carmel, Illinois              Manufacturing                  Owned
   Ottawa, Illinois                  Distribution                   Owned
   Algona, Iowa                      Manufacturing                  Owned
   Sioux City, Iowa                  Manufacturing                  Owned

   Central City, Kentucky            Manufacturing                  Leased
   Natick, Massachusetts             Manufacturing                  Owned
   Olive Branch, Mississippi         Distribution                   Leased
                                                                    and owned
   Carson City, Nevada               Distribution                   Leased
                                                                    and owned
   Robesonia, Pennsylvania           Distribution                   Owned
   Johnson City, Tennessee           Manufacturing                  Owned

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

   Barbara D'oeste, Brazil           Manufacturing                  Owned
   Calgary, Canada                   Distribution                   Leased
   Mississagua, Canada               Manufacturing                  Leased
   Newmarket, Canada                 Distribution and
                                      manufacturing                 Owned
   Kettering, England                Distribution                   Owned
   King's Lynn, England              Distribution and
                                      manufacturing                 Owned

   Altmittweida, Germany             Distribution                   Owned
   Pfungstadt, Germany               Manufacturing                  Leased
   Sopron, Hungary                   Manufacturing                  Owned
   Cork, Ireland                     Manufacturing                  Leased
   Shannon, Ireland                  Manufacturing                  Leased
   Tokyo, Japan                      Distribution                   Leased

   Amsterdam, the Netherlands        Distribution                   Owned
   Irun, Spain                       Manufacturing                  Owned
   Soria, Spain                      Manufacturing                  Owned
   Urretxu, Spain                    Manufacturing                  Owned
   Vitoria, Spain                    Distribution and
                                      manufacturing                 Owned


   Item 3: Legal Proceedings

   The Corporation intervened in litigation commenced by Tejas Testing Technology One, L.C. and Tejas Testing Technology Two, L.C. (the "Tejas Companies"), as described in Note 12 to the Financial Statements of the Corporation on pages 34 and 35 of its 1997 Annual Report, which is incorporated herein by reference.

   Item 4: Submission of Matters to a Vote of Security Holders

   There was no matter submitted to a vote of the shareholders during the fourth quarter of the fiscal year ending January 3, 1998.

   Item 4.1:  Executive Officers of the Registrant

   The executive officers of the Corporation, their ages as of January 3, 1998, and their current titles and positions held during the last five years are listed below.

   Robert A. Cornog (57) - Chairman, President and Chief Executive Officer since July 1991. A Director since 1982.

   Branko M. Beronja (63) - Senior Vice President - Diagnostics since February 1998. Senior Vice President - Diagnostics, North America from April 1996 to February 1998. President - North American Operations from April 1994 to April 1996, and Vice President - Sales, North America from August 1989 to April 1994. A Director since January 1997.

   Frederick D. Hay (53) - Senior Vice President - Transportation since February 1996. Prior to joining Snap-on, he was President of the Interior Systems and Components Division of UT Automotive, a business unit of United Technologies Corporation, from December 1989 to January 1996.

   Donald S. Huml (51) - Senior Vice President - Finance and Chief Financial Officer since August 1994. Prior to joining Snap-on, he was Vice President and Chief Financial Officer of Saint-Gobain Corporation from December 1990 to August 1994.

   Michael F. Montemurro (49) - Senior Vice President - Financial Services and Administration since August 1994. Senior Vice President - Financial Services, Administration and Chief Financial Officer from April 1994 to August 1994. Senior Vice President - Finance and Chief Financial Officer from March 1990 to April 1994.

   Jay H. Schnabel (55) - Senior Vice President - Europe since April 1996. Senior Vice President - Diagnostics from April 1994 to April 1996. Senior Vice President - Administration from April 1990 to April 1994. A Director since August 1989.

   Neil T. Smith (43) - Controller since November 1997. Financial Controller from June 1997 to November 1997. Director of Financial Analysis and Planning from December 1994 to May 1997. Prior to joining Snap-on, he was Director of Finance for the Nielsen Marketing Research Division of Dun and Bradstreet Corporation from January 1991 to December 1994.

   Susan F. Marrinan (49) - Vice President, Secretary and General Counsel since January 1992.

   There is no family relationship among the executive officers and there has been no involvement in legal proceedings during the past five years that would be material to the evaluation of the ability or integrity of any of the executive officers. Executive officers may be elected by the Board of Directors or appointed by the Chief Executive Officer at the regular meeting of the Board which follows the Annual Shareholders' Meeting, held on the fourth Friday of April each year, and at such other times as new positions are created or vacancies must be filled.

   PART II

   Item 5: Market for Registrant's Common Equity and Related Stockholder
   Matters

   At January 3, 1998, the Corporation had 60,515,814 shares of common stock outstanding.

   On June 27, 1997, the Corporation's board of directors authorized the repurchase of $100 million of the Corporation's common stock over a two-year period. At the end of 1997, substantially all of the authorization remained available. In 1996, the Corporation's board of directors approved an ongoing authorization to repurchase stock in an amount equivalent to that necessary to prevent dilution created by shares issued for stock options, employee and dealer stock purchase plans, and other corporate purposes. In 1997, the Corporation repurchased 986,333 shares of its common stock at an average price of $42.91.

   Additional information required by Item 5 is contained on pages 37 and 41 of the Corporation's 1997 Annual Report and is incorporated herein by reference to said Annual Report.

   Item 6: Selected Financial Data

   The information required by Item 6 is contained on pages 36 and 37 of the Corporation's 1997 Annual Report and is incorporated herein by reference to said Annual Report.

   Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information required by Item 7 is contained on pages 16 to 20 of the Corporation's 1997 Annual Report and is incorporated herein by reference to said Annual Report.

   Item 8: Financial Statements and Supplementary Data

   The information required by Item 8 is contained on pages 21 to 35 of the Corporation's 1997 Annual Report and is incorporated herein by reference to said Annual Report.

   Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

   PART III

   Item 10: Directors and Executive Officers of the Registrant

   The identification of the Corporation's directors as required by Item 10 is contained in the Corporation's Proxy Statement, dated March 13, 1998, and is incorporated herein by reference to said Proxy Statement. With respect to information about the Corporation's executive officers, see caption "Executive Officers of the Registrant" at the end of Part I of this report.

   The disclosure of late filers pursuant to Item 405 of Regulation S-K is contained on page 19 of the Corporation's Proxy Statement, dated March 13, 1998, and is incorporated herein by reference to said Proxy Statement.

   Item 11: Executive Compensation

   The information required by Item 11 is contained on pages 10 to 18 of the Corporation's Proxy Statement, dated March 13, 1998, and is incorporated herein by reference to said Proxy Statement.

   Item 12: Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 is contained on pages 8 to 9 of the Corporation's Proxy Statement, dated March 13, 1998, and is incorporated herein by reference to said Proxy Statement.

   Item 13: Certain Relationships and Related Transactions

   None.

   PART IV

   Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

   Item 14(A):  Document List

   1.  List of Financial Statements

   The following consolidated financial statements of Snap-on Incorporated, and the Auditors' Report thereon, each included in the 1997 Annual Report of the Corporation to its shareholders for the year ended January 3, 1998, are incorporated by reference in Item 8 of this report:

   Consolidated Balance Sheets as of January 3, 1998 and December 28, 1996.

   Consolidated Statements of Earnings for the years ended January 3, 1998,
      December 28, 1996 and December 30, 1995.

   Consolidated Statements of Shareholders' Equity for the years ended
      January 3, 1998, December 28, 1996 and December 30, 1995.

   Consolidated Statements of Cash Flows for the years ended January 3, 1998,
      December 28, 1996 and December 30, 1995.

   Notes to Consolidated Financial Statements.

   2.  Financial Statement Schedule

   The following consolidated financial statement schedule of Snap-on Incorporated is included in Item 14(d) as a separate section of this report.

   Schedule II     Valuation and Qualifying Accounts and Reserves     Page 17

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable and, therefore, have been omitted, or are included in the Corporation's 1997 Annual Report in the Notes to Consolidated Financial Statements for the years ended January 3, 1998, December 28, 1996 and December 30, 1995, which are incorporated by reference in Item 8 of this report.


   3.  List of Exhibits

   The exhibits filed with or incorporated by reference in this report are as
   specified in the exhibit index.             Page 16


   Item 14(B):  Reports on Form 8-K

   No reports on Form 8-K were filed during the last quarter of the period covered by this report.

   Subsequent to year-end, the Corporation reported on Form 8-K dated February 17, 1998 that the Corporation and Tejas Testing Technologies have completed an agreement, approved by the U.S. Bankruptcy Court in Austin, Texas, that will fully satisfy the Corporation's liability related to a loan guaranty by the Corporation of certain Tejas lease obligations.

   Subsequent to year-end, the Corporation reported on Form 8-K dated March 17, 1998 those portions of its fiscal 1997 Annual Report to Shareholders that the Corporation has incorporated by reference herein.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


   We have audited, in accordance with generally accepted auditing standards, the financial statements included in Snap-on Incorporated's (the "Corporation") Annual Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on page 18 is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                      /s/ Arthur Andersen LLP

                                      ARTHUR ANDERSEN LLP

   Chicago, Illinois
   January 27, 1998



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


   As independent public accountants, we hereby consent to the incorporation of our reports included (or incorporated by reference) in this Form 10-K, into the Corporation's previously filed Registration Statement File Nos. 2-53663, 2-53578, 33-7471, 33-22417, 33-37924, 33-39660, 33-57898, 33-
   55607, 33-58939, 33-58943, 333-14769, 333-21277, 333-21285 and 333-41359.


                                      /s/ Arthur Andersen LLP

                                      ARTHUR ANDERSEN LLP

   Chicago, Illinois
   March 27, 1998

                                   SIGNATURES


   Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    SNAP-ON INCORPORATED

   By:   /s/ R. A. Cornog                            Date: March 27, 1998
         R. A. Cornog, Chairman of the Board
         of Directors, President and Chief
         Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities as indicated.



      /s/ R. A. Cornog                               Date: March 27, 1998
      R. A. Cornog, Chairman of the Board
      of Directors, President and Chief
      Executive Officer



      /s/ D. S. Huml                                 Date: March 27, 1998
      D. S. Huml, Principal Financial Officer,
      and Senior Vice President - Finance



      /s/ N. T. Smith                                Date: March 27, 1998
      N. T. Smith, Principal Accounting Officer,
      and Controller

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities as indicated.


   By:   /s/ B. M. Beronja                           Date: March 27, 1998
         B. M. Beronja, Director



   By:   /s/ D. W. Brinckman                         Date: March 27, 1998
         D. W. Brinckman, Director



   By:   /s/ B. S. Chelberg                          Date: March 27, 1998
         B. S. Chelberg, Director



   By:   /s/ R. J. Decyk                             Date: March 27, 1998
         R. J. Decyk, Director



   By:   /s/ R. F. Farley                            Date: March 27, 1998
         R. F. Farley, Director



   By:    /s/ L. A. Hadley                           Date: March 27, 1998
         L. A. Hadley, Director



   By:   /s/ A. L. Kelly                             Date: March 27, 1998
         A. L. Kelly, Director



   By:   /s/ G. W. Mead                              Date: March 27, 1998
         G. W. Mead, Director



   By:   /s/ E. H. Rensi                             Date: March 27, 1998
         E. H. Rensi, Director



   By:   /s/ J. H. Schnabel                          Date: March 27, 1998
         J. H. Schnabel, Director



   By:   /s/ R. F. Teerlink                          Date: March 27, 1998
         R. F. Teerlink, Director

                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                            Balance of
                              Balance at    Subsidiary    Charged to
                             beginning of   at time of     Costs and     Deductions     Balance at
          Description            year       acquisition    expenses          (1)        end of year

    Allowance for doubtful
      accounts

    Year ended
     January 3, 1998          $16,902,581    $ 2,220,474   $21,039,748    $19,518,127    $20,644,676

    Year ended
     December 28, 1996        $14,650,458    $   296,140   $13,611,414    $11,655,431    $16,902,581

    Year ended
     December 30, 1995        $13,180,862    $   205,414   $12,999,732    $11,735,550    $14,650,458


    (1) This amount represents write-offs of bad debts.


                                  EXHIBIT INDEX
   Item 14(c):  Exhibits

      (3) (a) Restated Certificate of Incorporation of the Corporation as amended through April 25, 1997

            (b) Bylaws of the Corporation, effective as of January 26, 1996
                (incorporated by reference to Exhibit (3)(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 1996 (Commission File No. 1-7724))

      (4) (a) Rights Agreement between the Corporation and First Chicago Trust Company of New York, effective as of August 22, 1997 (incorporated by reference to the Corporation's Form 8-A12B dated October 17, 1997 (Commission File No. 1-7724))

            The Corporation and its subsidiaries have no long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of January 3, 1998. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

      (10)  Material Contracts

            (a) Amended and Restated Snap-on Incorporated 1986 Incentive
                Stock Program (incorporated by reference to Exhibit
                (10)(a) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (Commission File No. 1-7724))*

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

            (c) Form of Restated Executive Agreement between the Corporation and each of Richard V. Caskey, Dan G. Craighead, Dale F. Elliott, Gregory D. Johnson, Nicholas L. Loffredo, Denis J. Loverine, Susan F. Marrinan, Lynn L. McHugh, Neil T. Smith and William R. Whyte (incorporated by reference to Exhibit
                (10)(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (Commission File No. 1-7724))*

            (d) Form of Indemnification Agreement between the Corporation and each of the Directors, Frederick D. Hay, Donald S. Huml, Susan F. Marrinan and Michael F. Montemurro effective October 24, 1997*

            (e) Amended and Restated Snap-on Incorporated Directors' 1993
                Fee Plan (incorporated by reference to Exhibit (10)(e) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (Commission File No. 1-7724))*

            (f) Snap-on Incorporated Deferred Compensation Plan
                (incorporated by reference to Exhibit (10)(f) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (Commission File No. 1-7724))*

            (g) Snap-on Incorporated Supplemental Retirement Plan for
                Officers (incorporated by reference to Exhibit (10)(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (Commission File No. 1-7724))*

      (12)  Computation of Ratio of Earnings to Fixed Charges

      (13)  Annual Report to Shareholders (incorporated by reference to
            Exhibit 99 to the Corporations Current Report on Form 8-K date March 17, 1998 (Commission File No. 1-7724))

      (21)  Subsidiaries of the Corporation

      (23) Consent of Independent Public Accountants (included in Report of Independent Public Accountants on Financial Statement Schedule)

    (27.1)  Restated Fiscal 1995 Financial Data Schedule.

    (27.2)  Restated Financial Data Schedule for the first quarter of 1996.

    (27.3)  Restated Financial Data Schedule for the second quarter of 1996.

    (27.4)  Restated Financial Data Schedule for the third quarter of 1996.

    (27.5)  Restated Fiscal 1996 Financial Data Schedule.

    (27.6)  Restated Financial Data Schedule for the first quarter of 1997.

    (27.7)  Restated Financial Data Schedule for the second quarter of 1997.

    (27.8)  Restated Financial Data Schedule for the third quarter of 1997.

    (27.9)  Fiscal 1997 Financial Data Schedule.

      * Denotes management contract or compensatory plan or arrangement