Form 10-Q
period 1998-04-04
SNAP ON INC
filed 1998-05-19
CIK 91440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended April 4, 1998

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

           Class                            Outstanding at May 2, 1998
   Common stock, $1 per value                    59,186,810 shares

                              SNAP-ON INCORPORATED

                                      INDEX

                                                                   Page

   Part I. Financial Information

                Consolidated Statements of Earnings -
                Thirteen Weeks Ended
                April 4, 1998 and March 29, 1997                      3

                Consolidated Balance Sheets -
                April 4, 1998 and January 3, 1998                     4-5

                Consolidated Statements of Cash Flows -
                Thirteen Weeks Ended
                April 4, 1998 and March 29, 1997                      6

                Notes to Consolidated Financial Statements            7-8

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations         9-11

   Part II.     Other Information                                     12

                         PART I.  FINANCIAL INFORMATION

                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands except per share data)
                                   (Unaudited)


                                                 Thirteen Weeks Ended
                                                April 4,     March 29,
                                                  1998          1997

   Net sales                                    $426,429   $375,299

   Cost of goods sold                            214,884     182,332
                                              ----------   ---------
     Gross profit                                211,545     192,967

   Operating expenses                            170,832     151,319
                                              ----------   ---------
   Operating profit before net
     finance income                               40,713      41,648

   Net finance income                             16,979      17,465
                                              ----------   ---------
   Operating earnings                             57,692      59,113

   Interest expense                               (4,033)     (4,381)
   Other income (expense) - net                     (650)       (995)
                                              ----------   ---------
     Earnings before income taxes                 53,009      53,737
                                              ----------   ---------
   Income taxes                                   19,083      19,883
                                              ----------   ---------
   Net earnings                                 $ 33,926    $ 33,854
                                              ==========   =========
   Earnings per weighted average
     common share - basic                     $      .57  $      .56
                                              ==========   =========

   Earnings per weighted average
     common share - diluted                   $      .56  $      .55
                                              ==========  ==========
   Weighted average common shares
     outstanding - basic                          59,894      60,855
   Effect of dilutive options                        863         823
                                              ----------  ----------
   Weighted average common shares
     outstanding - diluted                        60,757      61,678
                                              ==========  ==========

   Dividend declared per common shares        $      .21  $      .20
                                              ==========  ==========

   The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)


                                       (Unaudited)
                                        April 4,          January 3,
                                          1998                1998
   ASSETS
   Current Assets
     Cash and cash equivalents         $   8,990        $     25,679

     Accounts receivable, less
       allowances                        548,432             539,589

     Inventories
       Finished stock                    399,180             366,324
       Work in process                    46,086              42,384
       Raw materials                      74,291              66,008
       Excess of current cost
         over LIFO cost                  (98,902)           (101,561)
                                       ---------          ----------
       Total inventory                   420,655             373,155

     Prepaid expenses and other
       assets                             92,516              83,286
                                       ---------          ----------
       Total current assets            1,070,593           1,021,709

   Property and equipment
     Land                                 23,817              23,980
     Buildings and improvements          163,569             163,596
     Machinery and equipment             350,254             341,875
                                       ---------           ---------
                                         537,640             529,451
     Accumulated depreciation           (271,134)           (263,686)
                                       ---------           ---------
       Total property and equipment      266,506             265,765

     Deferred income tax benefits         57,104              55,699
     Intangible and other assets         267,683             298,184
                                       ---------            --------
       Total assets                   $1,661,886          $1,641,357
                                       =========           =========

        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                       (Unaudited)
                                        April 4,          January 3,
                                          1998                1998
   LIABILITIES AND SHAREHOLDERS'
     EQUITY
     Current Liabilities
       Accounts payable             $     95,939       $      91,553
       Notes payable and current
         maturities of long-term debt     58,165              23,951
       Accrued compensation               33,234              43,712
       Dealer deposits                    42,142              43,848
       Accrued income taxes               28,963              14,831
       Deferred subscription revenue      29,209              29,265
       Other accrued liabilities         103,086             105,370
                                      ----------         -----------
         Total current liabilities       390,738             352,530

     Long-term debt                      204,191             151,016
     Deferred income taxes                12,173              11,824
     Retiree health care benefits         87,402              86,936
     Pension and other long-term
       liabilities                       101,019             146,914
                                     -----------         -----------
         Total liabilities               795,523             749,220

   SHAREHOLDERS' EQUITY
     Preferred stock - authorized
       15,000,000 shares of $1 par
       value; none outstanding              -                   -
     Common stock - authorized
       250,000,000 shares
       of $1 par value; issued -
       April 4, 1998 - 66,523,085
       shares January 3, 1998 -
       66,472,127 shares                  66,523              66,472
     Additional contributed capital       83,896              82,758
     Retained earnings                   960,245             938,963
     Foreign currency translation
       adjustment                        (30,825)            (30,385)
     Treasury stock at cost -
       7,111,313 and 5,956,313 shares   (213,476)           (165,671)
                                      ----------          ----------
         Total shareholders' equity      866,363             892,137
                                      ----------          ----------
         Total liabilities and
           shareholders' equity       $1,661,886          $1,641,357
                                      ==========          ==========

        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                           Thirteen Weeks Ended
                                        April 4,           March 29,
                                         1998                1997
   OPERATING ACTIVITIES
     Net earnings                     $   33,926           $  33,854
     Adjustments to reconcile net
       earnings to net cash provided
       by operating activities:
         Depreciation                      8,561               7,829
         Amortization                      2,108               1,383
         Deferred income taxes              (361)             (9,535)
         (Gain) on sale of assets            (63)                (39)
     Changes in operating assets
       and liabilities:
         (Increase) decrease in
           receivables                    (9,121)              1,395
         (Increase) in inventories       (47,966)            (28,272)
         (Increase) decrease in prepaid
           and other assets               32,670              (4,268)
         Increase in accounts payable      4,691               6,392
         Increase (decrease) in
           accruals and other
           liabilities                   (50,089)             16,378
                                      ----------          ----------
     Net cash (used in) provided by
       operating activities              (25,644)             25,117

   INVESTING ACTIVITIES
     Capital expenditures                (10,034)            (11,459)
     Acquisitions of businesses          (10,102)            (48,965)
     Disposal of property and
       equipment                             314                 368
                                     -----------           ---------
     Net cash used in investing
       activities                        (19,822)            (60,056)

   FINANCING ACTIVITIES
     Payment of long-term debt              (359)             (7,755)
     Increase in long-term debt            5,236                  -
     Increase short-term borrowings-net   83,169              46,861
     Purchase of treasury stock          (47,805)               (417)
     Proceeds from stock plans             1,189               2,481
     Cash dividends paid                 (12,644)            (12,173)
                                      ----------         -----------
   Net cash provided by financing
     activities                           28,786              28,997

   Effect of exchange rate
     changes                                  (9)               (279)
                                      ----------          ----------
   Decrease in cash and cash
     equivalents                         (16,689)             (6,221)

   Cash and cash equivalents at
     beginning of period                  25,679              15,350
                                      ----------         -----------
   Cash and cash equivalents at
     end of period                    $    8,990          $    9,129
                                      ==========         ===========

        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

   1. This report should be read in conjunction with the consolidated financial statements and related notes included in Snap-on Incorporated's Annual Report for the year ended January 3, 1998.

        In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of financial condition and results of operations for the thirteen weeks ended April 4, 1998 have been made. Management also believes that the results of operations for the thirteen weeks ended April 4, 1998 are not necessarily indicative of the results to be expected for the full year.

   2. Income tax paid for the thirteen-week period ended April 4, 1998 and March 29, 1997 was $5.3 million and $6.6 million.

   3. Interest paid for the thirteen-week period ended April 4, 1998 and March 29, 1997 was $5.8 million and $2.6 million.

   4. During the first quarter, the Corporation acquired an additional 10 percent interest in The Thomson Corporation's Mitchell Repair Information business. The Corporation is obligated to purchase the remaining 40 percent of Mitchell Repair Information Company within the next four years.

        Subsequent to quarter end, a subsidiary of the Corporation commenced a tender offer for all outstanding common shares of Hein-Werner Corporation at a net price of $12.60 per share in cash. The offer is scheduled to expire on June 1, 1998 unless extended. Consummation of the offer is subject to there having been validly tendered, and not withdrawn prior to the expiration of the offer, a number of shares which constitute at least 66-2/3% of the shares outstanding on a fully diluted basis, the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and other customary conditions.

   5. Earnings per share calculations were computed by dividing net earnings by the corresponding weighted average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method.

   6. In the first quarter of 1998, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Total comprehensive income, consisting of net earnings and foreign currency translation adjustments, amounted to $33.5 million and $26.1 million for the thirteen-week period ended April 4, 1998 and March 29, 1997.

        The Financial Accounting Standards Board (FASB) has issued two accounting pronouncements which the Corporation will adopt in the fourth quarter of 1998. FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" and Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement." The Corporation is currently evaluating the impact of these pronouncements; however, it does not anticipate that the adoption of these statements will have a material impact on results of operations or financial position.

   7. The Corporation uses derivative instruments to manage well-defined interest rate and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. The criteria used to determine if hedge accounting treatment is appropriate are
        (i) the designation of the hedge to an underlying exposure, (ii) whether or not overall risk is being reduced and (iii) if there is a correlation between the value of the derivative instrument and the underlying obligation.

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

   8. Tejas Testing Technology One, L.C. and Tejas Testing Technology Two, L.C. (the "Tejas Companies"), former subsidiaries of the Corporation, previously entered into contracts with the Texas Natural Resources Conservation Commission ("TNRCC"), an agency of the State of Texas, to perform automotive emissions testing services. The Corporation guaranteed payment (the "Guaranty") of the Tejas Companies' obligations under a seven-year lease agreement in the amount of approximately $98.8 million plus an interest factor, pursuant to which the Tejas Companies leased the facilities necessary to perform the contracts. The Guaranty was assigned to the lessor's lenders (the "Lenders"). The Tejas Companies agreed to indemnify the Corporation for any payments it must make under the Guaranty.

        The State of Texas subsequently terminated the emissions program described in the contracts. The Tejas Companies filed for bankruptcy, and commenced litigation in state and federal court against the TNRCC and related entities. The Corporation has recorded as assets the net amounts paid under the guaranty, which are expected to be received from the State of Texas pursuant to a settlement agreement approved by the U.S. Bankruptcy Court. These net receivables total $55.8 million as of April 4, 1998 and are included in Intangible and Other Assets on the accompanying Consolidated Balance Sheets. The Corporation expects to receive $19.0 million toward the net receivable in settlement payments by May 31, 1999, which payments have been appropriated by the Texas Legislature. The Corporation expects to receive further payments in an amount sufficient to satisfy the balance of the net receivables by August 31, 2001, which payments are subject to appropriation. The Corporation believes that ultimate recovery of the net receivables is probable.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   Overview: The Corporation posted increases in first quarter sales, net earnings and earnings per share. Net earnings for the first quarter of 1998 increased .2% over the year ago quarter on a net sales increase of 13.6%. Earnings per share for the first quarter increased 1.8% over the 1997 comparable period.

   Sales: Net sales for the first quarter 1998 increased 13.6%. The negative effect of foreign currency translation reduced the sales increase by two percentage points. Net sales for the quarter were a record $426.4 million, up from $375.3 million in the first quarter of 1997.

   North American sales for the first quarter of 1998 were $325.3 million, an increase of 15.7% over first quarter 1997 sales of $281.2 million. Excluding acquisitions, sales rose 14%. Strong hand tool sales, revenues from emissions-testing equipment, and growth in ShopKey information and shop management software all contributed to the increase. In addition, sales in both the industrial channel and the Equipment Solutions equipment facilitation and distribution business grew at a faster rate than that of the region overall.

   European sales for the first quarter of 1998 were $83.3 million, an increase of 10.6% over first quarter 1997 sales of $75.3 million. In local currency, sales increased 17%. Acquisitions and higher tool sales in most countries were positive contributors. Excluding acquisitions, sales were 14% lower because of the negative effects of currency translation and difficult comparisons against the year-ago period.

   Other sales for the first quarter of 1998 were $17.8 million, a decrease of 5.4% from first quarter 1997 sales of $18.8 million. Sales in local currency rose 5%, with gains reported in both Japan and Australia. Weakness in the developing economies of Asia hurt results in this region; however, the Corporation's present exposure to the economic uncertainty in this region is not material to its consolidated results or financial position.

   Earnings: Net earnings for the first quarter were $33.9 million, compared with $33.8 million for the comparable 1997 period. Diluted per share earnings rose 1.8% to $.56, compared with $.55 per share in the first quarter a year ago while basic per share earnings also rose 1.8% to $.57, compared with $.56 per share in the first quarter a year ago.

   Operating expenses: As a percentage of net sales, first quarter total operating expenses decreased to 40.1% in 1998 from 40.3% in the same period of 1997.

   Finance income: Finance income for the first quarter of 1998 was $17.0 million, a decrease of 2.8% from first quarter 1997 finance income of $17.5 million. Growth in extended credit financings, in origination fees from third-party lease transactions, and in financing programs outside the United States offset much of the decrease in income related to the asset securitizations and lease portfolio sale effected in 1997.

   FINANCIAL CONDITION

   Liquidity: Cash and cash equivalents decreased to $9.0 million at the end of the first quarter from $25.7 million at the end of 1997. Working capital increased to $679.9 million at first quarter end, from $669.2 million at the end of 1997. During the quarter, the Corporation raised its commercial paper program to $175 million, which is supported by revolving credit facilities.

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

   Accounts receivable: Accounts receivable increased 1.6% to $548.4 million at the end of the first quarter, compared with $539.6 million at the end of 1997.

   The majority of the Corporation's accounts receivable involve customers' extended credit and lease purchases of higher-value products. Other receivables include those from dealers, industrial customers, and government entities.

   Inventories: Inventories increased 12.7% to $420.7 million in the 1998 first quarter, compared with $373.2 million at the end of 1997. Total inventory includes emissions-testing equipment which is expected to be delivered over the next several quarters and a significantly higher build of air conditioning equipment for this year's season, reflecting the company's stronger presence in this category.

   Liabilities: Total short-term and long-term debt was $262.4 million at the end of the first quarter, compared with $175.0 million at the end of 1997. Funding requirements for the repurchase of common stock, an acquisition and working capital needs were responsible for the higher debt levels.

   Average shares outstanding: Average shares outstanding for diluted EPS in 1998's first quarter were 60.8 million shares versus 61.7 in last year's first quarter. For basic EPS, average shares were 59.9 million compared with 60.9 million in 1997.

   Share repurchase: On June 27, 1997, the Corporation's board of directors authorized the repurchase of $100 million of the Corporation's common stock over a two-year period. In 1996, the Corporation's board of directors authorized the repurchase of stock in an amount equivalent to that necessary to prevent dilution created by shares issued for stock options, employee and dealer stock purchase plans, and other corporate purposes. The Corporation repurchased 1,155,000 shares of its common stock in the first quarter of 1998.

   Foreign currency: The Corporation operates in a number of countries and, as a result, is exposed to changes in exchange rates. Most of these exposures are managed on a consolidated basis to take advantage of natural offsets through netting. To the extent that the net exposures are hedged, forward contracts are used. Refer to note 7 for a discussion of the Corporation's accounting policies for the use of derivative instruments.

   Other Matters: The Corporation is conducting a comprehensive review of its products, computer systems and software to identify those that may require modification so that they will function properly in the Year 2000. This review is being conducted through a committee, which has the responsibility to identify, evaluate and implement necessary changes to achieve a Year 2000 date conversion with no disruption to business operations. The committee has communicated with suppliers, dealers, financial institutions and others with whom the Corporation does business, to coordinate the Year 2000 conversion. Conversion efforts are under way, and for a significant portion of the Corporation's internal systems this conversion is an incidental consequence of the ongoing implementation of a new enterprise-wide client/server computing system in North America. However, some internal testing and conversion is required at other geographic locations. Based upon its review and analysis to date, the Corporation believes that the Year 2000 conversion will not have a material effect on the Corporation's financial position or results of operations.

   Safe Harbor: Statements in this document that are not historical facts, including statements (i) that include the words "believes," "expects," "anticipates" or "estimates" or words of similar importance with reference to the Corporation or management, (ii) specifically identified as forward-looking, or (iii) describing the Corporation's or management's future plans, objectives or goals, are forward-looking statements. The Corporation or its representatives may also make similar forward-looking statements from time to time orally or in writing. The Corporation cautions the reader that these statements are subject to risks, uncertainties and other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Those important factors include the delay in implementation of State emissions programs or delay in delivery of products related to such programs, a weakening of sales of hand tools and other products in those states where the Corporation is undertaking a large emissions-testing equipment sales and service effort, and the achievement of productivity improvements and cost reductions. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Corporation operates in a continually changing business environment and new factors emerge from time to time. The Corporation cannot predict such factors nor can it assess the impact, if any, of such factors on the Corporation or its results. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

                           PART II.  OTHER INFORMATION


Item 6:  Exhibits and reports on Form 8-K

Item 6(a):  Exhibits

        Exhibit 10(a) Amended and Restated Snap-on Incorporated Directors' 1993 Fee Plan as of April 24, 1998

        Exhibit 27     Financial Data Schedule

Item 6(b): Reports on Form 8-K Filed During the Reporting Period


   Date Filed            Date of Report      Item

   February 20, 1998     February 17, 1998   Item 5. The Corporation and
                                             Tejas Testing Technologies
                                             completed an agreement, approved
                                             by the U.S. Bankruptcy Court in
                                             Austin, Texas, that fully
                                             satisfied the Corporation's
                                             liability related to a loan
                                             guaranty by the Corporation of
                                             certain Tejas lease obligations.

   March 17, 1998        March 17, 1998      Item 5. The Corporation filed
                                             those portions of its fiscal
                                             1997 Annual Report to
                                             Shareholders that the
                                             Corporation has incorporated by
                                             reference into and filed as
                                             Exhibit 13 to its Annual Report
                                             on Form 10-K for the fiscal year
                                             ended January 3, 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.



                                             SNAP-ON INCORPORATED



   Date:  May 19, 1998                       /s/ R. A. Cornog
                                             R. A. CORNOG
                                             (Chairman, President and Chief
                                               Executive Officer)




   Date:  May 19, 1998                       /s/ N. T. Smith
                                             N. T. SMITH
                                             (Principal Accounting Officer
                                               and Controller)

                                EXHIBIT INDEX

    Exhibit
      No.        Description

       10(a) Amended and Restated Snap-on Incorporated Directors' 1993 Fee Plan as of April 24, 1998

       27        Financial Data Schedule