Form 10-Q
period 1998-07-04
SNAP ON INC
filed 1998-08-18
CIK 91440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For quarterly period ended July 4, 1998

       Commission File Number 1-7724

                              SNAP-ON INCORPORATED
             (Exact name of registrant as specified in its charter)

             Delaware                                39-0622040
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)              Identification No.)


   10801 Corporate Drive, Pleasant Prairie, Wisconsin         53158-1603
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

            Class                              Outstanding at Aug 1, 1998
   Common stock, $1 par value                       59,116,804 shares

                              SNAP-ON INCORPORATED
                                      INDEX
                                                                   Page

   Part I.  Financial Information

            Consolidated Statements of Earnings -
            Thirteen and Twenty-six Weeks Ended
            July 4, 1998 and June 28, 1997                         3

            Consolidated Balance Sheets -
            July 4, 1998 and January 3, 1998                       4-5

            Consolidated Statements of Cash Flows -
            Twenty-six Weeks Ended
            July 4, 1998 and June 28, 1997                         6

            Notes to Consolidated Unaudited Financial Statements   7-9

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations          10-13

   Part II. Other Information                                      14

                         PART I.  FINANCIAL INFORMATION

                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                  Thirteen Weeks Ended Twenty-six Weeks Ended
                                     July 4,  June 28,    July 4,   June 28,
                                      1998      1997       1998       1997

   Net sales                        $442,176  $409,231   $868,605   $784,530

   Cost of goods sold                237,486   201,564    452,370    383,896
                                    --------  --------   --------   --------
     Gross profit                    204,690   207,667    416,235    400,634

   Operating expenses                178,148   159,112    348,980    310,431
                                    --------  --------   --------   --------
     Operating profit before
      net finance income              26,542    48,555     67,255     90,203

   Net finance income                 15,893    18,362     32,872     35,827
                                    --------  --------   --------   --------
     Operating income                 42,435    66,917    100,127    126,030

   Interest expense                   (5,449)   (4,479)    (9,482)    (8,860)
   Other income (expense) - net       (1,578)     (580)    (2,228)    (1,575)
                                    --------  --------   --------   --------
     Earnings before income taxes     35,408    61,858     88,417    115,595

   Income taxes                       12,747    22,887     31,830     42,770
                                    --------  --------   --------   --------
   Net earnings                     $ 22,661  $ 38,971   $ 56,587   $ 72,825
                                    ========  ========   ========   ========
   Earnings per weighted average
    common share - basic            $    .38  $    .64   $    .95   $   1.20
                                    ========  ========   ========   ========
   Earnings per weighted average
    common share - diluted          $    .38  $    .63   $    .94   $   1.18
                                    ========  ========   ========   ========
   Weighted average common shares
     outstanding - basic              59,186    60,924     59,540     60,889
   Effect of dilutive options            819       810        819        810
                                    --------  --------   --------   --------
   Weighted average common shares
     outstanding - diluted            60,005    61,734     60,359     61,699
                                    ========  ========   ========   ========
   Dividends declared per
    common share                    $    .43  $    .41   $    .64   $    .61
                                    ========  ========   ========   ========


   The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                                   (Unaudited)
                                                     July 4,     January 3,
                                                       1998          1998
   ASSETS
     Current Assets
       Cash and cash equivalents                  $   11,962    $   25,679

       Accounts receivable, less allowances          521,677       539,589

       Inventories
         Finished stock                              428,932       366,324
         Work in process                              43,739        42,384
         Raw materials                                73,400        66,008
         Excess of current cost over LIFO cost       (99,509)     (101,561)
                                                   ----------    ----------
         Total inventory                             446,562       373,155

       Prepaid expenses and other assets             101,210        83,286
                                                  ----------    ----------
         Total current assets                      1,081,411     1,021,709

     Property and equipment
       Land                                           23,608        23,980
       Buildings and improvements                    175,979       163,596
       Machinery and equipment                       368,408       341,875
                                                  ----------    ----------
                                                     567,995       529,451

       Accumulated depreciation                     (297,069)     (263,686)
                                                  ----------    ----------
         Total property and equipment                270,926       265,765

     Deferred income tax benefits                     57,930        55,699
     Intangible and other assets                     284,987       298,184
                                                  ----------    ----------
         Total assets                             $1,695,254    $1,641,357
                                                  ==========    ==========

   The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                                   (Unaudited)
                                                      July 4,    January 3,
                                                         1998          1998
   LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
        Accounts payable                           $   86,889    $   91,553
        Notes payable and current maturities
         of long-term debt                             60,076        23,951
        Dividends payable                              13,043             -
        Accrued compensation                           34,019        43,712
        Dealer deposits                                39,351        43,848
        Accrued income taxes                           14,043        14,831
        Deferred subscription revenue                  31,162        29,265
        Other accrued liabilities                     107,577       105,370
                                                   ----------    ----------
          Total current liabilities                   386,160       352,530

     Long-term debt                                   245,120       151,016
     Deferred income taxes                             12,058        11,824
     Retiree health care benefits                      88,074        86,936
     Pension and other long-term liabilities          108,805       146,914
                                                   ----------    ----------
          Total liabilities                           840,217       749,220

   SHAREHOLDERS' EQUITY
     Preferred stock - authorized 15,000,000 shares
        of $1 par value; none outstanding                   -             -
     Common stock - authorized 250,000,000 shares
        of $1 par value; issued -
        July 4, 1998 - 66,662,160 shares
        January 3, 1998 - 66,472,127 shares            66,662        66,472
     Additional paid-in capital                       125,832        82,758
     Retained earnings                                957,458       938,963
     Foreign currency translation adjustment          (31,239)      (30,385)
     Employee benefit trust at fair market
      value - 7,100,000 and 0 shares                 (255,156)            -
     Treasury stock at cost - 277,771 and
       5,956,313 shares                                (8,520)     (165,671)
                                                   ----------    ----------

          Total shareholders' equity                  855,037       892,137
                                                   ----------    ----------
          Total liabilities and
           shareholders' equity                    $1,695,254    $1,641,357
                                                   ==========    ==========

   The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)
                                                     Twenty-six Weeks Ended
                                                      July 4,      June 28,
                                                        1998          1997
   OPERATING ACTIVITIES
     Net earnings                                     $56,587       $72,825
     Adjustments to reconcile net earnings
     to net cash provided by operating activities:
        Depreciation                                   16,783        15,818
        Amortization                                    4,199         2,923
        Deferred income taxes                             (44)       (4,485)
        (Gain) on sale of assets                       (1,462)          (38)
     Changes in operating assets and liabilities:
        Decrease in receivables                        31,792        21,528
        (Increase) in inventories                     (60,471)      (45,758)
        (Increase) decrease in prepaid and
         other assets                                  31,301       (14,674)
        Increase (decrease) in accounts payable        (8,479)        3,985
        (Decrease) in accruals and other
          liabilities                                 (59,517)       (3,211)
                                                      -------       -------
     Net cash provided by operating activities         10,689        48,913

   INVESTING ACTIVITIES
     Capital expenditures                             (20,272)      (21,923)
     Acquisitions of businesses                       (53,407)      (48,965)
     Disposal of property and equipment                 2,083         1,305
                                                      -------       -------
     Net cash used in investing activities            (71,596)      (69,583)

   FINANCING ACTIVITIES
     Payment of long-term debt                           (780)       (7,755)
     Increase in long-term debt                        46,269             -
     Increase in short-term borrowings-net             81,597        44,658
     Purchase of treasury stock                       (61,458)         (417)
     Proceeds from stock plans                          6,717         3,537
     Cash dividends paid                              (25,049)      (24,359)
                                                      -------       -------
   Net cash provided by financing activities           47,296        15,664

   Effect of exchange rate changes                       (106)         (516)
                                                      -------       -------
   Decrease in cash and cash equivalents              (13,717)       (5,522)

   Cash and cash equivalents at beginning of period    25,679        15,350
                                                      -------       -------
   Cash and cash equivalents at end of period         $11,962       $ 9,828
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

       In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of financial condition and results of operations for the thirteen and twenty-six weeks ended July 4, 1998 have been made. Management also believes that the results of operations for the thirteen and twenty-six weeks ended July 4, 1998 are not necessarily indicative of the results to be expected for the full year.

   2. Snap-on Incorporated normally declares and pays in cash four regular, quarterly dividends. However, the third quarter dividend in each year is declared in June, giving rise to two regular quarterly dividends appearing in the second quarter and correspondingly, three regular quarterly dividends appearing in the first twenty-six weeks' statements.

   3. Income tax paid for the twenty-six week period ended July 4, 1998 and June 28, 1997 was $34.0 million and $42.6 million.

   4. Interest paid for the twenty-six-week period ended July 4, 1998 and June 28, 1997 was $9.4 million and $5.9 million.

   5. During the first quarter of 1998, the Corporation acquired an additional 10 percent interest in the Thomson Corporation's Mitchell Repair Information business. The Corporation is obligated to purchase the remaining 40 percent of Mitchell Repair Information Company within the next four years. During the second quarter of 1998, the Corporation acquired White Industries, a manufacturer of air conditioning service equipment sold through distributors. Also during the second quarter, the Corporation completed the tender offer for all outstanding common shares of Hein-Werner Corporation, a manufacturer of collision repair equipment. The acquisition of Hein-Werner was completed in July 1998, at a cost of approximately $37 million.

   6. During the second quarter, the Corporation sold an additional $48.5 million of interest-bearing installment receivables under its asset securitization program. As of July 4, 1998, the total amount of receivables sold and remaining outstanding under this program was $348.5 million. The total amount of installment receivables that may be sold under the current program is $350.0 million.

   7. Basic earnings per share calculations were computed by dividing net earnings by the corresponding weighted average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method.

   8. In the first quarter of 1998, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Total comprehensive income, consisting of net earnings and foreign currency translation adjustments, amounted to $22.2 million and $38.5 million for the thirteen week periods ended July 4, 1998 and June 28, 1997, and $55.7 million and $64.6 million for the twenty-six week periods ended July 4, 1998 and June 28, 1997.

       The Financial Accounting Standards Board (FASB) has issued two accounting pronouncements which the Corporation will adopt in the fourth quarter of 1998. FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" and Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Corporation does not anticipate that the adoption of these statements will have a material impact on results of operations or financial position. FASB has also issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which the Corporation is required to adopt no later than January 1, 2000. The Corporation is currently evaluating the impact of this pronouncement.

   9. The Corporation uses derivative instruments to manage well-defined interest rate and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. The criteria used to determine if hedge accounting treatment is appropriate are (i) the designation of the hedge to an underlying exposure, (ii) whether or not overall risk is being reduced and (iii) if there is a correlation between the value of the derivative instrument and the underlying obligation.

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

   10. Tejas Testing Technology One, L.C. and Tejas Testing Technology Two, L.C. (the "Tejas Companies"), former subsidiaries of the Corporation, previously entered into contracts with the Texas Natural Resources Conservation Commission ("TNRCC"), an agency of the State of Texas, to perform automotive emissions testing services. The Corporation guaranteed payment (the "Guaranty") of the Tejas Companies' obligations under a seven-year lease agreement in the amount of approximately $98.8 million plus an interest factor, pursuant to which the Tejas Companies leased the facilities necessary to perform the contracts. The Guaranty was assigned to the lessor's lenders. The Tejas Companies agreed to indemnify the Corporation for any payments it must make under the Guaranty.

       The State of Texas subsequently terminated the emissions program described in the contracts. The Tejas Companies filed for bankruptcy, and commenced litigation in state and federal court against the TNRCC and related entities. The Corporation has recorded as assets the net amounts paid under the Guaranty, which are expected to be received from the State of Texas pursuant to a settlement agreement approved by the U.S. Bankruptcy Court. These net receivables total $53.9 million as of July 4, 1998 and are included in Intangible and Other Assets on the accompanying Consolidated Balance Sheets. The Corporation expects to receive $17.1 million toward the net receivable in settlement payments by May 31, 1999, or a lesser amount if prepaid, which payments have been appropriated by the Texas Legislature. The Corporation expects to receive further payments in an amount sufficient to satisfy the balance of the net receivables by August 31, 2001, which payments are subject to appropriation. The Corporation believes that ultimate recovery of the net receivables is probable.

   11. At the end of the second quarter of 1998, the Corporation adopted a Grantor Trust Stock Ownership Plan ("GSOP"). In conjunction with the formation of the GSOP, the Corporation sold 7.1 million shares of treasury stock to the GSOP at a purchase price of $255.2 million ($35.9375 per share). The sale of these shares had no net impact on shareholders' equity or on the Corporation's statement of earnings. The GSOP is a funding mechanism for certain benefit programs and compensation arrangements including the incentive stock program, and employee and dealer stock purchase plans. The GSOP is recorded as Employee Benefit Trust at Fair Market Value on the accompanying Consolidated Balance Sheets. Shares owned by the GSOP are accounted for as a reduction to shareholders' equity until used in connection with employee benefits. Each period the shares owned by the GSOP are valued at the closing market price, with corresponding changes in the GSOP balance reflected in additional paid-in capital.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   Overview: The Corporation posted record sales for the second quarter and first six months of 1998, and reduced earnings and earnings per share.
   Net earnings for the second quarter of 1998 decreased 41.9% from the year ago quarter despite a net sales increase of 8.1%. For the first six months of 1998, net earnings decreased 22.3% from the comparable 1997 period, despite a net sales increase of 10.7%. The shortfall results from computer system delays and the learning curve associated with the Corporation's new enterprise-wide client/server computer system, which have had a significant adverse effect on service levels, with a negative impact on sales, gross margins and expenses. In addition, the economic and political crises in Asia reduced second quarter earnings. Diluted and basic earnings per share for the second quarter of 1998 decreased 39.7% and 40.6%, respectively, compared to the second quarter of 1997.
   Diluted and basic earnings per share for the first six months of 1998 decreased 20.3% and 20.8%, respectively, compared to the 1997 first half.

   Sales: Net sales for the second quarter of 1998 were $442.2 million, an increase of 8.1% over the second quarter of 1997 sales of $409.2 million. Net sales for the first six months of 1998 were $868.6 million, an increase of 10.7% over 1997 six-month sales of $784.5 million. The negative effect of foreign currency translation reduced the sales increase by two percentage points in both the second quarter of 1998 and the first six months of 1998. Excluding acquisitions, net sales increased 1% in the quarter and 4% in the first half of 1998.

   North American sales for the second quarter of 1998 were $335.5 million, an increase of 3.9% over second quarter 1997 sales of $323.0 million. North American sales for the first six months of 1998 were $660.8 million, an increase of 9.4% over six-month 1997 sales of $604.1 million. Excluding acquisitions, sales rose 1% for the quarter, as increased revenues for diagnostics, software and air conditioning service equipment offset weakness in tool sales to all channels caused by the previously discussed computer systems issues. Excluding acquisitions, sales rose 7% for the first half of 1998.

   European sales for the second quarter of 1998 were $88.5 million, an increase of 35.0% over second quarter 1997 sales of $65.5 million. European sales for the first six months of 1998 were $171.8 million, an increase of 22.0% over six-month 1997 sales of $140.9 million. During the quarter, strong tool sales, particularly in the United Kingdom and Spain, were partially offset by weakness in equipment exports to Asia. A stronger U.S. dollar relative to other currencies negatively affected sales by 3% in the quarter and 5% in the first six months of 1998. Excluding acquisitions, sales were 1% higher in the quarter and 7% lower in the first half of 1998.

   Other sales for the second quarter of 1998 were $18.2 million, a decrease of 12.1% from second quarter 1997 sales of $20.7 million. Other sales for the first six months of 1998 were $36.0 million, a decrease of 8.9% over six-month 1997 sales of $39.5 million. Despite recent economic events in Asia, sales in local currency rose 4% for both the quarter and the first six months.

   Earnings: Net earnings for the second quarter were $22.7 million, a decrease of 41.9% compared with $39.0 million for the comparable 1997 period. Diluted per share earnings decreased 39.7% to $.38, compared with $.63 per share in the second quarter a year ago, while basic per share earnings decreased 40.6% to $.38, compared with $.64 per share in the second quarter a year ago. Net earnings for the first six months of 1998 were $56.6 million, a decrease of 22.3% compared to net earnings of $72.8 million in the first half of 1997. Diluted per share earnings for the first half of 1998 decreased 20.3% to $.94, compared with $1.18 per share in the first half of 1997, while basic earnings per share decreased 20.8% to $.95, compared with $1.20 per share in the first six months of 1997.

   Gross profit: The 1998 second quarter gross profit decline from last year's comparable period was primarily the result of a change in both product mix and business mix. The difficulties related to the implementation of the new computer system in North America had the greatest negative impact on the sale of hand tools, a product line with high gross margins. The lower gross margins of several recent acquisitions also negatively affected corporate gross profit.

   Operating expenses: As a percentage of net sales, second quarter total operating expenses increased to 40.3% in 1998 from 38.9% in the same period of 1997. The increase is primarily a result of higher costs (such as freight and temporary workers) related to the computer system difficulties, and lower productivity as employees began solely to use the new computer system. As a percentage of net sales, six-month operating expenses increased to 40.2% in 1998 from 39.6% in 1997.

   Finance income: Finance income for the second quarter of 1998 was $15.9 million, a decrease of 13.4% from second quarter 1997 finance income of $18.4 million. Finance income for the first six months of 1998 was $32.9 million, a decrease of 8.2% from six-month 1997 finance income of $35.8 million. Net finance income declined primarily because of the increased securitization of extended credit receivables and the sale of a majority of the lease portfolio in the past year.

   FINANCIAL CONDITION

   Liquidity: Cash and cash equivalents decreased to $12.0 million at the end of the second quarter from $25.7 million at the end of 1997. Working capital increased to $695.3 million at second quarter end, from $669.2 million at the end of 1997. During the first quarter, the Corporation raised its commercial paper program to $175 million, which is supported by revolving credit facilities.

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

   Accounts receivable: Accounts receivable decreased 3.3% to $521.7 million at the end of the second quarter, compared with $539.6 million at the end of 1997. Growth related to acquisitions was offset by the securitization of $48.5 million of extended credit receivables in the 1998 second quarter, as discussed in note 6.

   The majority of the Corporation's accounts receivable involve customers' extended credit and lease purchases of higher-value products. Other receivables include those from dealers, industrial customers, national accounts and government entities.

   Inventories: Inventories increased 19.7% to $446.6 million in the 1998 second quarter, compared with $373.2 million at the end of 1997. Excluding acquisitions, inventories were 3% above the end of the first quarter, as inventory reductions in air conditioning and at branch and other field locations were offset primarily by inventories built for second quarter planned sales that did not occur because of the computer systems issues.

   Liabilities: Total short-term and long-term debt was $305.2 million at the end of the second quarter, compared with $175.0 million at the end of 1997. Funding requirements for acquisitions, the repurchase of common stock and working capital needs were responsible for the higher debt levels.

   Average shares outstanding: Average shares outstanding for diluted EPS and basic EPS in 1998's second quarter were 60.0 million and 59.2 million shares, respectively, versus 61.7 million and 60.9 million, respectively, in last year's second quarter. Average shares outstanding for diluted EPS and basic EPS in the first six months of 1998 were 60.4 million and 59.5 million shares, respectively, versus 61.7 million and 60.9 million, respectively, in last year's second quarter.

   Share repurchase: On June 26, 1998, the Corporation's board of directors authorized an additional share repurchase program aggregating $100 million of the Corporation's common stock. On June 27, 1997, the Corporation's board of directors authorized the repurchase of $100 million of the Corporation's common stock over a two-year period. In 1996, the Corporation's board of directors authorized the ongoing repurchase of stock in an amount equivalent to that necessary to prevent dilution created by shares issued for stock options, employee and dealer stock purchase plans, and other corporate purposes. As of July 4, 1998, approximately $150 million was available for share repurchases under these programs. The Corporation repurchased 384,400 shares of its common stock in the second quarter of 1998 and 1,539,400 shares in the first six months of 1998.

   Dividend increase: At its June 26, 1998 board meeting, the Corporation's board of directors declared a 4.8% increase in the common stock dividend. The new quarterly dividend will increase $.01 per share to $.22 per share, or $.88 on an annual basis.

   Foreign currency: The Corporation operates in a number of countries and, as a result, is exposed to changes in foreign currency exchange rates. Most of these exposures are managed on a consolidated basis to take advantage of natural offsets through netting. To the extent that the net exposures are hedged, forward contracts are used. Refer to note 9 for a discussion of the Corporation's accounting policies for the use of derivative instruments.

   Other Matters: During the second quarter of 1998, the Corporation announced the implementation of a restructuring program that will result in a charge of approximately $175 million in the third quarter of 1998. This program is expected to be reviewed and subsequently approved by the board of directors at the August 28, 1998 meeting.

   The Corporation is engaged in a comprehensive project involving its products, software, information systems, non-IT systems and third-party systems. The objective of this project is to identify, develop, implement and test any modifications that are required so that these systems will achieve a Year 2000 date conversion with no disruption to the Corporation's business operations. A committee has been established and given the responsibility for achieving this objective. Of the Corporation's systems, the committee has completed the first two phases of this project, identification and development, and is approximately fifty percent complete with the implementation and testing phases of the required modifications. In North America, the implementation of the BaaN enterprise-wide system, which is Year 2000 compliant, will be substantially complete in the fourth quarter of 1998. In Europe, the implementation of the BaaN enterprise-wide system has just begun and is expected to be complete by fourth quarter 1999. The timely completion of the European implementation is a top priority for the Corporation's European and IT management. They are working with the systems supplier to ensure that the timetable is met and that any necessary contingency plans are in place. For third-party systems, the committee has communicated with suppliers, dealers, financial institutions and others with whom the Corporation does business, and has received responses from over eighty percent of those contacted that they either are or plan to be Year 2000 compliant. The committee is working to ensure that necessary third-party system's compliance occurs and to develop contingency plans to manage the risk of any third-party non-compliance by the fourth quarter of 1998. The Corporation expects to be fully Year 2000 compliant by fourth quarter 1999 with additional costs to approximate between $5 and $7 million over the next two years.

   Safe Harbor: Statements in this document that are not historical facts, including statements (i) that include the words "believes," "expects," "anticipates" or "estimates" or words of similar importance with reference to the Corporation or management, (ii) specifically identified as forward-looking, or (iii) describing the Corporation's or management's future plans, objectives or goals, are forward-looking statements. The Corporation or its representatives may also make similar forward-looking statements from time to time orally or in writing. The Corporation cautions the reader that these statements are subject to risks, uncertainties and other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Those important factors include the Corporation's ability to manufacture, distribute and/or record the sale of products during the implementation of a new computer system involving the replacement of hardware and software components and the enterprise-wide linking of all functions. The Corporation also referred to additional factors in its Form 8-K filed on June 29, 1998, Commission File Number 1-7724, which is incorporated herein by reference. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Corporation operates in a continually changing business environment and new factors emerge from time to time. The Corporation cannot predict such factors nor can it assess the impact, if any, of such factors on the Corporation or its results.
   The Corporation disclaims any responsibility to update any forward-looking statement provided in this document. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

                           PART II.  OTHER INFORMATION

   Item 4: Submission of matters to a vote of security holders

   The Corporation held its Annual Meeting of Shareholders on April 24, 1998. The following is a summary of the matters voted on in that meeting. There were 60,005,182 outstanding shares eligible to vote.

   a) The shareholders elected three members of the Corporation's Board of Directors to serve until the 2001 Annual Meeting and one member to serve until the 1999 Annual Meeting. The persons elected to the Corporation's Board of Directors, the number of votes cast for and the number of votes withheld with respect to each of these persons were as follows.

       Director                    For            Withheld       Term
       Leonard A. Hadley      50,107,116          878,507        2001
       Robert A. Cornog       50,075,001          910,622        2001
       Edward H. Rensi        50,092,141          893,482        2001
       Bruce S. Chelberg                                         2000
       Arthur L. Kelly                                           2000
       Roxanne J. Decyk                                          2000
       Branko M. Beronja                                         2000
       Richard F. Teerlink    50,105,486          880,137        1999
       Donald W. Brinckman                                       1999
       George W. Mead                                            1999

   Item 5:  Other information

   Proposals of shareholders pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), that are intended to be presented at the 1999 Annual Meeting of Shareholders must be received by the Corporation no later than November 12, 1998 to be included in the Corporation's proxy materials for that meeting. Further, a shareholder who otherwise intends to present business at the 1999 annual meeting must comply with the requirements set forth in the Corporation's By-laws. Among other things, to bring business before an annual meeting, a shareholder must give written notice thereof, complying with the By-laws, to the Secretary of the Corporation not less than 60 days and not more than 90 days prior to the anniversary date of the immediately preceding annual meeting. If the Corporation does not receive notice of a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 prior to February 23, 1999, then the notice will be considered untimely and the Corporation is not required to present such proposal at the 1999 annual meeting. If the board of directors chooses to present such proposal at the 1999 annual meeting, then the persons named in the proxies solicited by the board of directors for the 1999 annual meeting may exercise discretionary voting power with respect to such proposal.

   Item 6:  Exhibits and reports on Form 8-K

   Item 6(a):  Exhibits

     Exhibit 27     Financial Data Schedule

   Item 6(b): Reports on Form 8-K Filed During the Reporting Period

       Date Filed       Date of Report            Item
       June 29, 1998    June 29, 1998     Item 5.  The Corporation filed a
                                          report outlining its use of
                                          forward looking statements.

       July 10, 1998    July 2, 1998      Item 5.  The Corporation filed a
                                          report outlining the adoption of
                                          a Grantor Trust Stock Ownership
                                          Plan ("GSOP") on July 2 and the
                                          subsequent purchase of 7.1
                                          million shares of Treasury Stock
                                          by the GSOP.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.

                           SNAP-ON INCORPORATED

   Date: August 18, 1998   /s/ R. A. Cornog
                           R. A. CORNOG
                           (Chairman, President and Chief Executive Officer)

   Date: August 18, 1998   /s/ N. T. Smith
                           N. T. SMITH
                           (Principal Accounting Officer and Controller)