Form 10-Q
period 1998-10-03
SNAP ON INC
filed 1998-11-17
CIK 91440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended October 3, 1998

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

         Class                            Outstanding at October 31, 1998
 Common stock, $1 par value                      58,874,019 shares

                              SNAP-ON INCORPORATED

                                      INDEX

                                                                      Page

Part I.   Financial Information

             Consolidated Statements of Earnings -
             Thirteen and Thirty-nine Weeks Ended
             October 3, 1998 and September 27, 1997                     3

             Consolidated Balance Sheets -
             October 3, 1998 and January 3, 1998                       4-5

             Consolidated Statements of Cash Flows -
             Thirty-nine Weeks Ended
             October 3, 1998 and September 27, 1997                      6

             Notes to Consolidated Unaudited Financial Statements     7-11

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations           12-17

Part II.  Other Information                                             18

                          PART I. FINANCIAL INFORMATION

                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                 Thirteen Weeks Ended   Thirty-nine Weeks Ended
                               October 3, September 27, October 3, September 27,
                                   1998        1997       1998        1997
                                ---------    --------   --------    --------

Net sales                        $427,272    $391,162  $1,295,877  $1,175,692

Cost of goods sold                225,184     191,868     677,554     575,764
Cost of goods sold -
 discontinued products             50,562          --      50,562          --
                                ---------    --------  ----------  ----------

   Gross profit                   151,526     199,294     567,761     599,928

Operating expenses                176,366     154,344     525,346     464,775
                                ---------    --------  ----------  ----------

   Operating profit (loss)        (24,840)     44,950      42,415     135,153

Net finance income                 14,657      18,126      47,529      53,953
Restructuring and other
 non-recurring charges            (82,559)         --     (82,559)         --
                                ---------    --------  ----------  ----------

   Operating income (loss)        (92,742)     63,076       7,385     189,106

Interest expense                   (5,883)     (4,119)    (15,365)    (12,979)
Other income (expense) - net          604      (2,585)     (1,624)     (4,160)
                                ---------    --------  ----------  ----------

   Earnings (loss) before
    income taxes                  (98,021)     56,372      (9,604)    171,967

Income tax provision (benefit)    (24,024)     20,858       7,806      63,628
                                ---------    --------  ----------  ----------

Net earnings (loss)             $ (73,997)   $ 35,514  $  (17,410) $  108,339
                                =========    ========  ==========  ==========

Earnings (loss) per weighted
 average common share - basic   $   (1.24)   $    .58  $     (.29)   $   1.78
                                =========    ========  ==========    ========

Earnings (loss) per weighted
 average common share - diluted $   (1.24)   $    .58  $     (.29)   $   1.76
                                =========    ========  ==========    ========

Weighted average common shares
 outstanding - basic               58,995      60,969      59,359      60,916
Effect of dilutive options             --         828          --         828
                                ---------    --------  ----------     -------
Weighted average common shares
 outstanding - diluted             58,995      61,797      59,359      61,744
                                =========    ========  ==========    ========

Dividends declared per
 common share                   $      --    $     --  $      .64    $    .61
                                =========    ========  ==========    ========


         The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                            (Unaudited)
                                             October 3,      January 3,
                                               1998             1998
                                            ------------    ------------
ASSETS
   Current Assets
   Cash and cash equivalents                $   13,470      $   25,679

   Accounts receivable, less allowances        507,784         539,589

   Inventories
      Finished stock                           388,542         366,324
      Work in process                           43,617          42,384
      Raw materials                             78,269          66,008
      Excess of current cost over LIFO cost    (89,916)       (101,561)
                                            -----------     ----------
      Total inventory                          420,512         373,155

   Prepaid expenses and other assets           127,180          83,286
                                            ----------      ----------
      Total current assets                   1,068,946       1,021,709

Property and equipment
   Land                                         23,863          23,980
   Buildings and improvements                  175,695         163,596
   Machinery and equipment                     377,796         341,875
                                            ----------      ----------
                                               577,354         529,451
   Accumulated depreciation                   (304,963)       (263,686)
                                            ----------      ----------
      Total property and equipment             272,391         265,765

Deferred income tax benefits                    67,082          55,699
Intangible and other assets                    262,928         298,184
                                            ----------      ----------

         Total assets                       $1,671,347      $1,641,357
                                            ==========      ==========


 The  accompanying  notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                                    (Unaudited)
                                                      October 3,    January 3,
                                                         1998         1998
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
      Accounts payable                              $   85,240    $   91,553
      Notes payable and current
       maturities of long-term debt                     61,988        23,951
      Accrued compensation                              39,897        43,712
      Dealer deposits                                   38,495        43,848
      Accrued income taxes                              20,816        14,831
      Deferred subscription revenue                     31,668        29,265
      Accrued restructuring reserves                    29,347            --
      Other accrued liabilities                        132,535       105,370
                                                    ----------    ----------
         Total current liabilities                     439,986       352,530

   Long-term debt                                      246,096       151,016
   Deferred income taxes                                12,249        11,824
   Retiree health care benefits                         88,800        86,936
   Pension and other long-term liabilities             111,577       146,914
                                                    ----------    ----------
         Total liabilities                             898,708       749,220

SHAREHOLDERS' EQUITY
   Preferred stock - authorized 15,000,000 shares
      of $1 par value; none outstanding                     --            --
   Common stock - authorized 250,000,000 shares
      of $1 par value; issued -
      October 3, 1998 - 66,674,685 shares
      January 3, 1998 - 66,472,127 shares               66,675        66,472
   Additional paid-in capital                           89,708        82,758
   Retained earnings                                   883,523       938,963
   Foreign currency translation adjustment             (26,054)      (30,385)
   Employee benefit trust at fair market
     value - 7,088,926 and 0 shares                   (218,428)           --
   Treasury stock at cost - 697,812 and
     5,956,313 shares                                  (22,785)     (165,671)
                                                    ----------    ----------

         Total shareholders' equity                    772,639       892,137
                                                    ----------    ----------

         Total liabilities and shareholders'
          equity                                    $1,671,347    $1,641,357
                                                    ==========    ==========

 The  accompanying  notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)
                                                       Thirty-nine Weeks Ended
                                                       October 3,  September 27,
                                                          1998         1997
                                                       ----------   ----------
OPERATING ACTIVITIES
  Net earnings (loss)                                  $ (17,410)   $ 108,339
  Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities:
     Depreciation                                         25,715       22,918
     Amortization                                          7,099        5,169
     Deferred income taxes                                (4,310)      (1,743)
     (Gain) on sale of assets                             (4,412)         (74)
     Charges due to restructuring and other
       non-recurring charges                              96,461           --
  Changes in operating assets and liabilities:
     Decrease in receivables                              56,514       61,954
     (Increase) in inventories                           (66,935)     (95,706)
     (Increase) decrease in prepaid and other assets      50,261      (20,415)
     Increase (decrease) in accounts payable             (16,127)       2,686
     (Decrease) in accruals and other liabilities        (53,882)     (13,825)
                                                       ---------    ---------

  Net cash provided by operating activities               72,974       69,303

INVESTING ACTIVITIES
  Capital expenditures                                   (32,332)     (35,597)
  Acquisitions of businesses                             (76,155)     (52,609)
  Disposal of property and equipment                       7,115        1,681
                                                       ---------    ---------

  Net cash used in investing activities                 (101,372)     (86,525)

FINANCING ACTIVITIES
  Payment of long-term debt                               (3,543)      (7,755)
  Increase in long-term debt                              47,412           --
  Increase in short-term borrowings-net                   78,830       65,928
  Purchase of treasury stock                             (75,723)     (14,562)
  Proceeds from stock plans                                7,333       11,496
  Cash dividends paid                                    (38,030)     (37,151)
                                                       ---------    ---------

Net cash provided by financing activities                 16,279       17,956

Effect of exchange rate changes                              (90)        (662)
                                                       ---------    ---------

(Decrease) increase in cash and cash equivalents         (12,209)          72

Cash and cash equivalents at beginning of period          25,679       15,350
                                                       ---------    ---------

Cash and cash equivalents at end of period             $  13,470    $  15,422
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

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of financial condition and results of operations for the thirteen and thirty-nine weeks ended October 3, 1998 have been made. Management also believes that the results of operations for the thirteen and thirty-nine weeks ended October 3, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Snap-on  Incorporated  normally  declares  and pays in cash  four  regular, quarterly dividends. However, the third quarter dividend in each year is declared in June, giving rise to two regular quarterly dividends appearing in the second quarter and correspondingly, three regular quarterly dividends appearing in the first twenty-six weeks' statements.

3. Income tax paid for the thirty-nine week period ended October 3, 1998 and September 27, 1997 was $43.4 million and $60.2 million.

4. Interest paid for the thirty-nine week period ended October 3, 1998 and September 27, 1997 was $16.9 million and $11.2 million.

5. During the second quarter of 1998, the Corporation announced a simplification initiative ("Project Simplify") which is a broad program of internal rationalizations, consolidations and reorganizations that will make the Corporation's business operations simpler and more effective. Project Simplify will result in the closing of 60 facilities, the elimination of 1,100 positions, the discontinuance of 12,000 stock keeping units ("SKU's"), and the consolidation of certain business units. Total charges for Project Simplify are expected to approximate $175 million through the first quarter of 2000. These charges are comprised of restructuring charges, other non-recurring charges and related transitional costs.

     During the third quarter of 1998, the Corporation received board approval for Project Simplify and recorded a one-time pre-tax charge of $133.1 million ($96.5 million, or $1.62 per share after taxes). This amount consists of $73.0 million of restructuring charges and $60.1 million of other non-recurring charges.

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

     The composition of the Corporation's $73.0 million restructuring reserves is as follows (in thousands):


                             Original    Writedown of            Restructuring
                          Restructuring      Assets     Cash     Reserves as of
                             Reserve     To Fair Value Payments  October 3, 1998
                          -------------  ------------- --------  ---------------
  Restructuring
   expenditures for
   severance and other
   exit costs                $21,105       $  -         $ 1,418      $19,687
  Restructuring loss on
   the writedown of
   intangibles                36,240        36,240         -            -
  Restructuring charges
   for warranty
   provisions                  9,660           -           -           9,660
  Restructuring loss
   on the writedown of
   fixed assets                5,978         5,978         -             -
                             -------       -------      -------      -------
  Total restructuring
  reserves                   $72,983       $42,218      $ 1,418      $29,347
                             =======       =======      =======      =======

     The Corporation has recorded a restructuring charge for severance, non-cancelable lease agreements on facililites to be closed and other exit costs associated with the simplification initiative in the amount of $21.1 million, and has adjusted fixed assets held for sale to fair value through an additional $6.0 million restructuring charge. As part of the restructuring efforts, the Corporation has also impaired the goodwill and other intangible assets of certain discontinued business units and incurred a charge of $36.2 million. This amount relates to the write-down of remaining intangible balances established for those business units at the time of acquisition. As part of the elimination of these discontinued
     operations and their product lines, the Corporation has recorded an additional restructuring reserve in the amount of $9.7 million to provide additional warranty support, at no cost, for products already sold. The warranty reserve has been included in Cost of Goods Sold-Discontinued Products while all remaining restructuring charges have been included in Restructuring and Other Non-Recurring Charges on the accompanying Consolidated Statements of Earnings.

     As part of the simplification initiative, the Corporation has recorded other non-recurring charges in the amount of $60.1 million. These charges include the elimination of $40.9 million ($50.9 million on a FIFO basis, net of a $10.0 million LIFO reserve adjustment) of discontinued SKU's, costs to resolve certain legal matters in the amount of $18.7 million and other transitional costs in the amount of $0.5 million. The reduction of SKU's is an effort to reduce transaction costs and working capital intensity of our product offering, and refocus on high volume growth products. The charge for certain legal matters includes legal costs to conclude these issues. The non-recurring charge

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

     related to the reduction of SKU's has been included as part of Cost of Goods Sold-Discontinued Products, while the remaining non-recurring charges have been included in Restructuring and Other Non-Recurring Charges on the accompanying Consolidated Statements of Earnings.

6. During the first quarter of 1998, the Corporation acquired an additional 10 percent interest in the Thomson Corporation's Mitchell Repair Information business. The Corporation is obligated to purchase the remaining 40 percent of Mitchell Repair Information Company within the next four years. During the second quarter of 1998, the Corporation acquired White Industries, a manufacturer of air conditioning service equipment sold through distributors. Also during the second quarter, the Corporation completed the tender offer for all outstanding common shares of Hein-Werner Corporation, a manufacturer of collision repair equipment. The acquisition of Hein-Werner was completed in July 1998, at a cost of approximately $37 million. During the third quarter of 1998, the Corporation acquired G.S. S.r.l./Fontec S.r.l., an Italy-based tire service equipment company, at a cost of approximately $17 million.

7. During the third quarter, the Corporation sold $24.6 million of secured dealer loan receivables. During the second quarter of 1998, the Corporation sold $48.5 million of interest-bearing installment receivables under its asset securitization program. As of October 3, 1998, the total amount of receivables sold and remaining outstanding under this program was $348.5 million. The total amount of installment receivables authorized under the asset securitization program is $350.0 million.

8. Basic earnings per share calculations were computed by dividing net earnings by the corresponding weighted average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method. Diluted earnings per share are the same as presented for basic earnings per share in periods where the effect is antidilutive (that is, the calculation results in increased earnings per share or reduces net loss per share). The dilutive effect of stock options as of October 3, 1998 was 679,000 shares. These shares, however, are not included in the third quarter and first nine months of 1998 calculations due to their antidilutive nature.

9. In the first quarter of 1998, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Total comprehensive income (loss), consisting of net earnings
     (loss) and foreign currency translation adjustments, amounted to losses of $68.8 million and $13.1 million for the thirteen and thirty-nine week periods ended October 3, 1998 while total comprehensive income was $33.0 million and $97.6 million for the thirteen and thirty-nine week periods ended September 27, 1997.

     The Financial Accounting Standards Board (FASB) has issued two accounting pronouncements which the Corporation will adopt in the fourth quarter of 1998. FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" and Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Corporation does not anticipate that the adoption of these statements will have a material impact on results of operations or financial position. FASB has also issued Statement No. 133, "Accounting for

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

     Derivative Instruments and Hedging Activities," which the Corporation is required to adopt no later than January 1, 2000. The Corporation is currently evaluating the impact of this pronouncement.

10. The Corporation uses derivative instruments to manage well-defined interest rate and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. The criteria used to determine if hedge accounting treatment is appropriate are (i) the designation of the hedge to an underlying exposure, (ii) whether or not overall risk is being reduced and (iii) if there is a correlation between the value of the derivative instrument and the underlying obligation.

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

     The State of Texas subsequently terminated the emissions program described in the contracts. The Tejas Companies filed for bankruptcy, and commenced litigation in state and federal court against the TNRCC and related entities. The Corporation has recorded as assets the net amounts paid under the Guaranty, which are expected to be received from the State of Texas pursuant to a settlement agreement approved by the U.S. Bankruptcy Court. In the third quarter of 1998, the Corporation received $16.9 million, leaving a net receivable balance of $37.0 million as of October 3, 1998. This amount is included in Intangible and Other Assets on the accompanying Consolidated Balance Sheets. The Corporation expects to receive further payments in an amount sufficient to satisfy the

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

     balance  of the net  receivable  by August 31,  2001,  which  payments  are
     subject  to  legislative  appropriation.   The  Corporation  believes  that
     ultimate recovery of the net receivable is probable.

12. At the end of the second quarter of 1998, the Corporation adopted a Grantor Trust Stock Ownership Plan ("GSOP"). In conjunction with the formation of the GSOP, the Corporation sold 7.1 million shares of treasury stock to the GSOP. The sale of these shares had no net impact on shareholders' equity or on the Corporation's statement of earnings. The GSOP is a funding mechanism for certain benefit programs and compensation arrangements including the incentive stock program, and employee and dealer stock purchase plans. The GSOP is recorded as Employee Benefit Trust at Fair Market Value on the accompanying Consolidated Balance Sheets. Shares owned by the GSOP are accounted for as a reduction to shareholders' equity until used in connection with employee benefits. Each period the shares owned by the GSOP are valued at the closing market price, with corresponding changes in the GSOP balance reflected in additional paid-in capital.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview: The Corporation posted record sales for the third quarter and first nine months of 1998, and reduced earnings and earnings per share. Net earnings for the third quarter of 1998 decreased from the year ago quarter despite a net sales increase of 9.2%. For the first nine months of 1998, net earnings decreased from the comparable 1997 period; net sales increased 10.2%. The shortfalls resulted primarily from restructuring and other non-recurring charges related to the Corporation's simplification initiative ("Project Simplify"), which were recorded during the third quarter, declining gross profit due to a change in product and business mix and from expenses incurred as the Corporation realigns its internal processes to synchronize with its new enterprise-wide computer system.

The Corporation's simplification initiative, Project Simplify, which was approved by the board and implemented in the third quarter of 1998, is a broad program of internal rationalizations, consolidations and reorganizations that will make the Corporation's business operations simpler and more effective, and is expected to generate annual cost savings of $60 million by year-end 2000. Project Simplify will result in the closing of 6 manufacturing facilities, 7 warehouses and 47 offices, representing approximately 17% of the Corporation's total square footage and 29% of the total number of current facilities. This project also provides for the elimination of 1,100 positions out of a workforce of 12,000, the elimination of 12,000 stock keeping units ("SKU's"), representing approximately 16% of the total, and the consolidation of certain business units. Charges relating to these restructuring efforts will be recorded in the third and fourth quarters of 1998 along with one-time special charges associated with certain legal matters and the elimination of certain SKU's. The implementation of the restructuring initiatives will also result in additional transitional costs. The Corporation expects the total charge for Project Simplify to approximate $175 million through the first quarter of 2000.

These actions resulted in a one-time pre-tax charge of $133.1 million ($96.5 million, or $1.62 per share after taxes) during the third quarter of 1998, which consists of restructuring charges ($73.0 million) and other non-recurring charges ($60.1 million). Excluding these charges, net earnings decreased 36.7% and 27.0% in the third quarter and first nine months of 1998, respectively, compared to 1997. Excluding these charges, diluted and basic earnings per share for the third quarter of 1998 each decreased 34.5% compared to the third quarter of 1997, while diluted and basic earnings per share for the first nine months of 1998 decreased 25.0% and 25.3%, respectively, compared to the first nine months of 1997.

Sales: Net sales for the third quarter of 1998 were $427.3 million, an increase of 9.2% over the third quarter of 1997 sales of $391.2 million. Net sales for the first nine months of 1998 were $1.296 billion, an increase of 10.2% over 1997 nine-month sales of $1.176 billion. The negative effect of foreign currency translation reduced the sales increase by 2 percentage points in both the third quarter and first nine months of 1998. Excluding acquisitions, net sales increased 1% in the quarter and 3% in the first nine months of 1998.

North American sales for the third quarter of 1998 were $323.8 million, an increase of 3.2% over third quarter 1997 sales of $313.7 million. Excluding acquisitions, sales were flat as increased sales through the dealer and industrial channels were offset by difficult sales comparisons versus a year ago when a high level of emissions-testing equipment was sold, and by weakness in exports to the Asia/Pacific

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


region. North American sales for the first nine months of 1998 were $984.6 million, an increase of 7.3% over nine-month 1997 sales of $917.7 million. Excluding acquisitions, sales rose 5% for the first nine months of 1998.

European sales for the third quarter of 1998 were $85.8 million, an increase of 52.0% over third quarter 1997 sales of $56.5 million. European sales for the first nine months of 1998 were $257.6 million, an increase of 30.4% over nine-month 1997 sales of $197.5 million. During the quarter, tool and equipment sales within Europe were strong, but weakness continued in equipment exports to Asia and Eastern Europe. Excluding acquisitions, sales were 17% higher in the quarter and were even in the first nine months of 1998. In local currency, sales rose 50% for the quarter and 33% for the first nine months of 1998.

Other sales for the third quarter of 1998 were $17.7 million, a decrease of 15.7% from third quarter 1997 sales of $21.0 million. Other sales for the first nine months of 1998 were $53.7 million, a decrease of 11.3% over nine-month 1997 sales of $60.5 million. Despite recent economic events in Asia, sales in local currency rose 2% for the quarter and 3% for the first nine months.

Earnings: The net loss for the third quarter was $74.0 million, compared with net earnings of $35.5 million for the comparable 1997 period. Basic per share earnings decreased to a loss of $1.24 per share, compared with earnings of $.58 per share in the third quarter a year ago. The net loss for the first nine months of 1998 was $17.4 million, compared to net earnings of $108.3 million in the first nine months of 1997. Basic per share earnings for the first nine months of 1998 decreased to a loss of $.29 per share, compared with earnings of $1.78 per share in the first nine months of 1997. Diluted per share earnings for the third quarter and the first nine months of 1998 are the same as presented for basic earnings per share due to the antidilutive effect of the computation (see Note 8). Diluted per share earnings for the third quarter and first nine months of 1997 were $.58 and $1.76, respectively.

Excluding the $96.5 million ($1.62 per share) restructuring and other non-recurring charges related to Project Simplify, earnings for the third quarter of 1998 were $22.5 million, a decrease of 36.7% compared to the third quarter of 1997. Diluted and basic per share earnings, excluding the restructuring and non-recurring charges, were both $.38 per share, a decrease of 34.5% compared to the year-ago period. The decrease is primarily the result of changes in business and product mix and expenses incurred as the Corporation realigns its internal processes to synchronize with its new enterprise-wide computer system. Excluding the charges for Project Simplify, earnings for the first nine months of 1998 were $79.1 million, a decrease of 27.0% compared to the first nine months of 1997. Diluted per share earnings for the first nine months of 1998, excluding the restructuring and non-recurring charges, were $1.32 per share, a decrease of 25.0% from a year ago. Basic per share earnings were $1.33, a decrease of 25.3% from the first nine months of 1997.

Gross profit: The 1998 third quarter gross profit decline from last year's comparable period was primarily the result of the impact of the $50.6 million restructuring and other non-recurring charges related to Project Simplify. Excluding these charges, gross profit as a percentage of net sales for the third quarter of 1998 declined to 47.3% compared to 50.9% during the third quarter of 1997. Also excluding these charges, gross profit as a percentage of net sales declined to 47.7% compared to 51.0% for the first nine

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

months of 1997. The decline in gross profit is driven by the lower margins of several recent acquisitions and a shift in sales mix to lower margin equipment products. The difficulties related to the implementation of the new computer system in North America has also had anegative impact on the sale of hand tools, a product line with high gross margins. The lower gross margins of several recent acquisitions also negatively affected consolidated gross profit.

Operating expenses: As a percentage of net sales, third quarter total operating expenses increased to 41.3% in 1998 from 39.5% in the same period of 1997. The increase is primarily a result of expenses (such as freight and temporary workers) related to the realignment of internal processes to synchronize with the new enterprise-wide computer system, and lower productivity as employees resolved the problems and were trained on the processes. As a percentage of net sales, nine-month operating expenses increased to 40.5% in 1998 from 39.5% in 1997.

Finance income: Finance income for the third quarter of 1998 was $14.7 million, a decrease of 19.1% from third quarter 1997 finance income of $18.1 million. Finance income for the first nine months of 1998 was $47.5 million, a decrease of 11.9% from nine-month 1997 finance income of $54.0 million. Net finance income declined because of the increased securitization of extended credit receivables and the sale of a majority of the lease portfolio in the past year.

Other income: During the third quarter of 1998, the Corporation recorded a $2.5 million gain on the disposal of property.

FINANCIAL CONDITION

Liquidity: Cash and cash equivalents decreased to $13.5 million at the end of the third quarter from $25.7 million at the end of 1997. Working capital decreased to $629.0 million at third quarter end, from $669.2 million at the end of 1997. During the first quarter, the Corporation raised its commercial paper program to $175 million, which is supported by revolving credit facilities.

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

Accounts receivable: Accounts receivable decreased 5.9% to $507.8 million at the end of the third quarter, which is comprised of $134.2 million of installment receivables and $373.6 million of trade and other receivables, compared with $539.6 million at the end of 1997. Growth related to acquisitions was more than offset by the sale of $73.1 million of installment receivables in the first nine months of 1998.

The majority of the Corporation's accounts receivable involve customers' extended credit and lease purchases of higher-value products. Other receivables include those from dealers, industrial customers, national accounts and government entities.

Inventories: Inventories increased 12.7% to $420.5 million in the 1998 third quarter, compared with $373.2 million at the end of 1997. Excluding the non-recurring charge and acquisitions, inventories were 2% above the end of the second quarter, as inventory reductions in North America Transportation and Diagnostics were offset by inventories built for fourth quarter sales in Europe and the additive effect of

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


foreign currency. Industrial channel inventories also increased as planned September third quarter shipments for a private label program for a national retailer were shipped in October.

Liabilities: Total short-term and long-term debt was $308.1 million at the end of the third quarter, compared with $175.0 million at the end of 1997. Funding requirements for acquisitions, the repurchase of common stock and working capital needs were responsible for the higher debt levels.

Average shares outstanding: Average shares outstanding for basic EPS in the third quarter of 1998 were 59.0 million shares, versus 61.0 million in last year's third quarter. Average shares outstanding for basic EPS in the first nine months of 1998 were 59.4 million shares, versus 60.9 million in last year's comparable period. Average shares outstanding for diluted EPS for the third quarter of 1998 and the first nine months of 1998 are the same as presented as those for basic EPS due to the antidilutive effect of stock options on the calculations (see Note 8). Average shares outstanding for dilutive EPS were 59.0 million and 61.0 million for the third quarter and first nine months of 1997, respectively.

Share repurchase: On June 26, 1998, the Corporation's board of directors authorized an additional share repurchase program aggregating $100 million of the Corporation's common stock. On June 27, 1997, the Corporation's board of directors authorized the repurchase of $100 million of the Corporation's common stock over a two-year period. In 1996, the Corporation's board of directors authorized the ongoing repurchase of stock in an amount equivalent to that necessary to prevent dilution created by shares issued for stock options, employee and dealer stock purchase plans, and other corporate purposes. As of October 3, 1998, approximately $115 million was available for share repurchases under these programs. The Corporation repurchased 420,000 shares of its common stock in the third quarter of 1998 and 1,959,400 shares in the first nine months of 1998.

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

Year 2000 Update: The Corporation is engaged in a comprehensive project involving its products, information systems, imbedded systems and third-party systems. The objective of this project is to identify, develop, implement and test any modifications that are required so that these systems will achieve a Year 2000 date conversion with no disruption to the Corporation's business operations. A committee has been established and given the responsibility for achieving this objective.

For the Corporation's information systems, the committee has substantially completed the first two phases of this project, identification and development, and is proceeding with the implementation and testing phases of the required modifications. In North America, the implementation of the BaaN enterprise-wide system, which is Year 2000 compliant, will be substantially complete in the fourth quarter of 1998. In Europe, the implementation of the BaaN enterprise-wide system has just begun and is expected to be complete by the end of the fourth quarter 1999. The timely completion of the European implementation is

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


a top priority for the Corporation's European and IT management. They are working with the systems supplier toensure that the timetable is met and that any necessary contingency plans are in place. For third-party systems, the committee has communicated with suppliers, dealers, financial institutions and others with whom the Corporation does business, and has received responses from over 80 percent of those contacted that they either are or plan to be Year 2000 compliant. For the Corporation's currently manufactured products, the committee has worked with the various business units in the testing of their products for compliance and in most cases have found no indication that these products create date-related issues when used in customary applications. It is expected that any remaining issues will be compliant by December of 1999. The committee has also been working with its third-party vendors to test and remediate issues regarding embedded systems. Based on testing completed to date, no significant issues have been identified.

The Corporation has begun, but not yet completed, a comprehensive analysis of the costs and operational problems that may occur if the Corporation or third parties fail to achieve Year 2000 compliance on a timely basis. The Corporation is also in the process of establishing a contingency plan in order to deal with the most reasonably likely worst case scenario, although such scenario has not yet been identified. The Corporation expects to have the analysis complete and a contingency plan in place by the end of the first quarter of 1999.

The Corporation expects to be fully Year 2000 compliant by the end of the fourth quarter 1999 with costs to approximate between $5 and $7 million through December 1999. None of the Corporation's other information technology projects have been delayed as a result of these issues.

Euro Conversion: On January 1, 1999, certain member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro will then trade on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Corporation's operating subsidiaries affected by the euro conversion are developing plans to address the systems and business issues affected by the euro currency conversion. These issues include, among others, (1) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions; and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis. The Corporation does not expect this conversion to have a material impact on its financial condition or results of operations.

Other Matters: The Corporation's pursuit of a partnership or joint venture format to optimize the returns on its financial services business has resulted in the signing of a letter of intent with a partner, and negotiations for this venture are proceeding.

Safe Harbor: Statements in this document that are not historical facts, including statements (i) that include the words "believes," "expects," "anticipates" or "estimates" or words of similar importance with reference to the Corporation or management, (ii) specifically identified as forward-looking, or (iii) describing the Corporation's or management's future plans, objectives or goals, are forward-looking statements. The Corporation or its representatives may also make similar forward-looking statements from time to time orally or in writing. The Corporation cautions the reader that these statements are subject to risks, uncertainties and other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Those important factors include the Corporation's ability to manufacture, distribute and/or record the sale of products during the implementation of a new

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


computer system involving the replacement of hardware and software components and the enterprise-wide linking of all functions; the timing or speed with which the Corporation can implement the Project Simplify initiatives and the absence of unanticipated complications; the Corporation's ability to withstand external negative factors including changes in trade, monetary and fiscal policies, laws and regulations, or other activities of governments or their agencies; significant changes in the current competitive environment; inflation; currency fluctuations or the material worsening of the economic and political system in Asia; and the achievement of productivity improvements and cost reductions. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Corporation operates in a continually changing business environment and new factors emerge from time to time. The Corporation cannot predict such factors nor can it assess the impact, if any, of such factors on the Corporation or its results. The Corporation disclaims anyresponsibility to update any forward-looking statement provided in this document. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

                           PART II. OTHER INFORMATION


Item 6: Exhibits and reports on Form 8-K

Item 6(a):  Exhibits

Exhibit 27  Financial Data Schedule

Item 6(b):  Reports on Form 8-K Filed During the Reporting Period

   Date Filed      Date of Report                Item
  July 22, 1998    June 1,  1998       Item 2. The  Corporation  filed a
                                       report  outlining  the  completion
                                       of its  acquisition  of
                                       Hein-Werner Corporation.

 October 22, 1998  October 22, 1998    Item 5.  The Corporation filed a report
                                       which contained its third quarter
                                       Analyst Bulletin.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.



                                     SNAP-ON INCORPORATED



Date:  November 17, 1998       /s/ R. A. Cornog
       -----------------      ------------------------------------------------
                               R. A. CORNOG
                               (Chairman, President and Chief Executive Officer)



Date:  November 17, 1998       /s/ N. T. Smith
       -----------------      ------------------------------------------------
                               N. T. SMITH
                               (Principal Accounting Officer and Controller)

                                 EXHIBIT INDEX

Exhibit
  No.            Description

  27             Financial Data Schedule