Form 10-K405
period 1999-01-02
SNAP ON INC
filed 1999-04-01
CIK 91440

Securities & Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended January 2, 1999

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


Registrant's telephone number, including area code: (414) 656-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                     Name of exchange on which  registered
-------------------                     -------------------------------------
Common stock,  $1 par value             New York Stock Exchange
Preferred stock purchase rights         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant at February 23, 1999:
                                 $1,909,184,462

Number of shares outstanding of each of the registrant's classes of common stock at February 23, 1999:
                  Common stock, $1 par value, 65,591,328 shares

Documents incorporated by reference
Portions of the Corporation's Annual Report to Shareholders for the fiscal year ended January 2, 1999, are incorporated by reference into Parts I, II and IV of this report.

Portions of the Corporation's Proxy Statement, dated March 12, 1999, prepared for the Annual Meeting of Shareholders scheduled for April 23, 1999, are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS
                                                                            Page

PART I
  Item 1.    Business.........................................................3
  Item 2.    Description of Properties........................................9
  Item 3.    Legal Proceedings...............................................10
  Item 4.    Submission of Matters to a Vote of Security Holders.............10

PART II
  Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters..........................................................11
  Item 6.   Selected Financial Data .........................................11
  Item 7.   Management Discussion and Analysis of Financial Condition
            and Results of Operations .......................................11
  Item 7A.  Qualitative and Quantitative Disclosures About Market Risk.......11
  Item 8.   Financial Statements and Supplementary Data......................11
  Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ............................................11

PART III
  Item 10.  Directors and Executive Officers of the Registrant...............11
  Item 11.  Executive Compensation...........................................12
  Item 12.  Security Ownership of Certain Beneficial Owners and Management...12
  Item 13.  Certain Relationships and Related Transactions...................12

PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..12

Auditor's Reports............................................................13
Signature Pages..............................................................14
Exhibit Index................................................................16

PART I

Item I: Business

Snap-on Incorporated (the "Corporation" or "Snap-on") was incorporated under the laws of the state of Wisconsin in 1920 and reincorporated under the laws of the state of Delaware in 1930. Snap-on's mission is to create value by providing innovative solutions to transportation service and industrial customers worldwide. Snap-on is a leading global developer, manufacturer and distributor of professional tools, equipment and related services marketed in more than 150 countries. Long known as a quality and performance leader in professional tools and tool storage, Snap-on now offers a full range of capabilities in the automotive service environment. The Corporation's largest geographic markets include the United States, Australia, Brazil, Canada, France, Germany, Japan, Mexico, the Netherlands, Spain and the United Kingdom. Customers include professional technicians, independent automotive repair and body shops, franchised service centers, specialty repair shops, automotive dealerships, vehicle manufacturers, and industry and government. The originator of the dealer van distribution channel, Snap-on also reaches its customers through company direct and distributor channels where appropriate.

The Corporation's business segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Corporation has five reportable segments: North America Transportation, North America Other, Europe, International and Financial Services. The North America Transportation segment consists of the Corporation's business operations serving the franchised dealer channel in the United States and Canada. The North America Other segment consists of the Corporation's business operations serving the direct sales and distributor channels in the United States and Canada, as well as the Corporation's exports from the United States. The Europe segment consists of the Corporation's operations in Europe and Africa. The International segment consists of the Corporation's operations in the Asia/Pacific region and Latin America. These four segments derive revenues primarily from the sale of tools and equipment and related services. The Financial Services segment provides financing to technicians and shop owners, as well as to dealers. Additional information about the Corporation's business segments, customers, domestic and international operations and products and services is provided in Note 13 on pages 37 and 38 of the Corporation's 1998 Annual Report, incorporated herein by reference.

In 1998, the Corporation announced a simplification initiative ("Project Simplify") which is a broad program of internal rationalizations, consolidations and reorganizations. The goal is to make the Corporation's business operations simpler and more effective. Additional information regarding Project Simplify can be found on page 17, Management's Discussion and Analysis, and in Note 14 on pages 38 and 39, of the Corporation's 1998 Annual Report, incorporated herein by reference.

During 1998, the Corporation acquired full or partial ownership of five new business operations and an additional interest in a business for an aggregate cash purchase price of $79.5 million. Each of the acquisitions provides the Corporation with a complementary product line, new customer relationships, access to additional distribution and/or extended geographic reach. These acquisitions were 100% interests in White Industries ("White"), Hein-Werner Corporation ("Hein-Werner"), Nationwide International L.L.C. ("Nationwide"), and G.S. S.r.l. ("G.S."); a 55% interest in Cartec GmbH ("Cartec"); and an additional 10% interest in the Thompson Corporation's Mitchell Repair Information business. Subsequent to the end of the year, the Corporation announced that it had exercised its call option to purchase from its venture partner, The Thompson Corporation, a further stake in their Mitchell Repair Information business, which will result in Snap-on's owning 99% of Mitchell Repair Information Company ("MRIC").

White manufactures equipment used to recover, recycle and recharge refrigerant in vehicle air-conditioning systems. Hein-Werner is a leading manufacturer of collision repair products in North America and Europe. Nationwide is a franchisor of vehicle and service repair facilities. G.S. is an Italy-based manufacturer and distributor of wheel service equipment. Cartec is a German manufacturer of test and safety lane equipment. MRIC is a major provider of print and electronic versions of vehicle mechanical and electrical repair information and of shop management software to repair and service establishments throughout North America.

Products and Services

The Corporation derives income from the manufacture, marketing and distribution of its products and related services, and the financing of certain of its products. The Corporation's four reportable manufacturing, marketing and distribution segments offer a broad line of products and complementary services which can be divided into two groups: tools and equipment. The following table shows the approximate percentage of consolidated sales for each of these product groups in each of the past three years.


Product Group                     % of Sales
                            1998     1997     1996
Tools                        52%      55%      58%
Equipment                    48%      45%      42%
                            ----    -----    -----
                            100%     100%     100%

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

The equipment product group includes hardware and software solutions for the diagnosis and service of automotive and industrial equipment. Products include engine and emissions analyzers, air conditioning service equipment, brake service equipment, wheel balancing and alignment equipment, transmission troubleshooting equipment, vehicle safety testing equipment, battery chargers, lifts and hoists, diagnostics equipment and collision repair equipment. Also included are service and repair information products, on-line diagnostics services, management systems, point of sale systems, integrated systems for automotive repair shops, and purchasing facilitation services. In the United States, the Corporation supports the sale of its diagnostics and shop equipment by offering training programs to technician customers. These programs offer certification in both specific automotive technologies and in the application of specific diagnostics equipment developed and marketed by the Corporation.

Tools and equipment are marketed under a number of brand names and trademarks, many of which are well known in the automotive and industrial markets served. Some of the major trade names and trademarks and the products and services with which they are associated include the following:

       Trade Names/Trademarks   Products and Services

       Snap-on Hand tools, power tools, tool storage units, and certain equipment

       Blue Point               Hand tools, power tools, tool storage units

       J.H. Williams (Williams  Hand tools

       A.T.I. Tools (ATI)       Tools and equipment for aerospace and industrial
                                applications

       Sioux Tools (Sioux)      Power tools

       Sun Electric (Sun)       Diagnostics and service equipment

       Balco                    Engine diagnostics and wheel balancers

       White                    Equipment  to  recover,   recycle  and  recharge
                                refrigerant in vehicle air-conditioning systems

       John Bean                Under-car and other service equipment

       Wheeltronic              Hoists and lifts for vehicle service shops

       Hofmann                  Wheel  balancers,   lifts,   tire  changers  and
                                aligners

       G.S.                     Wheel service equipment

       Brewco Frame straightening equipment, vehicle measuring systems, paint booths and other collision repair equipment

       Hein-Werner              Collision repair products

       Mitchell                 Repair   and   service   information   and  shop
                                management systems

The Financial Services segment offers credit programs that facilitate the sale of many of the Corporation's products and services. Through a contractual arrangement, extended credit is offered to technicians to enable them to purchase tools and equipment that can be used to generate income while they pay for the products over time. Financing, in a lease format, is also offered to shop owners, both independent and national chains, who purchase equipment items, which typically are higher price point products than tools. The duration of lease contracts is often two to three times that of extended credit contracts.

The Corporation's financing activities have been conducted primarily through its Snap-on Credit Corporation (the "Credit Corp") subsidiary. The Credit Corp is responsible for certain credit and non-credit services used to support sales and to provide dealer financing options. Currently, the majority of its revenues are derived from the automotive service industry in North America.

Credit Corp also makes available financing to new dealers, whereby a 10-year loan is originated to enable the dealer to fund the purchase of the franchise and the related working capital needs, particularly inventory and customer receivables.

On January 3, 1999, the Corporation established a joint venture with Newcourt Financial USA Inc. ("Newcourt") to provide financial services to the Corporation's global dealer and customer network. Such services will be provided through a limited liability company know as Snap-on Credit LLC (the "LLC"), which is 50% owned by the Corporation and 50% owned by Newcourt. As a result of the establishment of the joint venture, the Corporation effectively outsourced to the LLC the credit function that the Credit Corp previously managed. Additional information about the LLC is provided in Note 15 on page 39 of the Corporation's 1998 Annual Report, incorporated herein by reference.

Market Sectors Served

The Corporation markets and distributes its products and related services primarily to professional users around the world in two market sectors: the vehicle service and repair sector, and the industrial sector

Vehicle Service and Repair Sector

The  vehicle  service  and  repair  sector  has  three  main  customer   groups:
professional technicians, primarily in the vehicle service industry, who purchase tools and equipment for themselves; service and repair shop owners and managers -- including independent shops, national chains and automotive dealerships -- who purchase equipment for use by multiple technicians within a service or repair facility; and vehicle manufacturers.

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

Since 1991, all new U.S. dealers, and a majority of existing U.S. dealers, have been enrolled as franchisees of the Corporation. The Corporation currently charges initial and ongoing monthly license fees, which do not add materially to the Corporation's revenues. The Corporation makes it possible for prospective dealer candidates to work as employee sales representatives, at salary plus commission, for up to one year prior to making an investment in a franchise. In addition, through Snap-on Financial Services, Inc. and its subsidiary, the Credit Corp, the Corporation provides financial assistance for newly converted franchised dealers and other new franchise dealers, which could include financing for initial license fees, inventory, revolving accounts receivable acquisition, equipment, fixtures, other expenses and an initial checking account deposit. At year-end 1998, approximately 89 percent of all U.S. dealers were enrolled as franchisees.

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

Tools and equipment are marketed to industrial and governmental customers and for the medical profession in the United States through industrial sales representatives, who are employees, and independent industrial distributors. The sales representatives focus on industrial customers whose main purchase criteria are quality and service, as well as on certain OEM accounts. At the end of 1998, the Corporation had industrial sales representatives in the United States, Canada, Australia, Japan, Mexico, Puerto Rico, and some European countries, with the United States representing the majority of the Corporation's total industrial sales.

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

The Corporation believes that it is a leading manufacturer and distributor of its products for the customers it serves in the vehicle service industry, and that it offers the broadest line of products to the vehicle service industry. The major competitors selling to professional technicians in the vehicle service and repair sector through the mobile van channel include MAC Tools (The Stanley Works) and Matco (Danaher Corporation). The Corporation also competes with companies that sell through non-mobile van distributors; these competitors include The Stanley Works, Sears, Roebuck and Co., and Strafor Facom. In the industrial sector, major competitors include Armstrong (Danaher Corporation), Cooper Industries, Inc. and Proto (The Stanley Works). The major competitors selling diagnostics and shop equipment to shop owners in the vehicle service and repair sector include SPX Corporation, Corghi S.p.A., Pentair, Inc. and Hunter Engineering.

Raw Material & Purchased Product

The Corporation's supply of raw materials (including primarily various grades of steel bars and sheets) and purchased components are readily available from numerous suppliers.

The majority of 1998 consolidated net sales consisted of products manufactured by the Corporation. The remainder was purchased from outside suppliers. No single supplier's products accounted for a material portion of 1998 consolidated net sales.

Patents and Trademarks

The Corporation vigorously pursues and relies on patent protection to protect its inventions and its position in its markets. As of January 2, 1999, the Corporation and its subsidiaries held over 1,000 patents worldwide, with more than 600 pending patent applications. No sales relating to any single patent represent a material portion of the Corporation's revenues in 1998.

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

Trademarks used by the Corporation are of continuing importance to the Corporation in the marketplace. Trademarks have been registered in the United States and 78 other countries, and additional applications for trademark registrations are pending. The Corporation rigorously polices proper use of its trademarks.

The Corporation's right to manufacture and sell certain products is dependent upon licenses from others. These products do not represent a material portion of the Corporation's sales.

Working Capital

Because most of the Corporation's business is not seasonal, and its inventory needs are relatively constant, no unusual working capital needs arise during the year.

The Corporation's use of working capital to extend credit to its dealers and to purchase installment credit receivables from dealers is discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is found on pages 17 to 23 of the Corporation's 1998 Annual Report and is incorporated herein by reference.

The Corporation does not depend on any single customer, small group of customers or government for any material part of its sales, and has no significant backlog of orders.

Environment

The Corporation complies with applicable environmental control requirements in its operations. Compliance has not had, and the Corporation does not for the foreseeable future expect it to have, a material effect upon the Corporation's capital expenditures, earnings or competitive position.

Employees

At the end of 1998, the Corporation employed approximately 12,000 people, of whom approximately 38 percent are engaged in manufacturing activities.

Item 2: Description of Properties

The Corporation maintains both leased and owned manufacturing, warehouse, distribution and office facilities throughout the world. The Corporation believes that its facilities are well maintained and have a capacity adequate to meet the Corporation's present and foreseeable future demand. The Corporation's U.S. facilities occupy approximately 4.6 million square feet, of which approximately 75 percent is owned. The Corporation's facilities outside the U.S. contain approximately 2.6 million square feet, of which approximately 52 percent is owned.

The Corporation's principal manufacturing locations and distribution centers are as follows:

Location                       Type of property                 Owned/Leased
--------                       ----------------                 ------------
Conway, Arkansas               Manufacturing                    Owned
City of Industry, California   Manufacturing                    Leased
Escondido, California          Manufacturing                    Owned
San Jose, California           Manufacturing                    Leased
Columbus, Georgia              Manufacturing                    Owned

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

Elizabethton, Tennessee        Manufacturing                    Owned
Baraboo, Wisconsin             Manufacturing                    Leased
East Troy, Wisconsin           Manufacturing                    Owned
Elkhorn, Wisconsin             Manufacturing                    Owned
Kenosha, Wisconsin             Manufacturing                    Owned

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

Unterneukirchen, Germany       Manufacturing                    Leased
Sopron, Hungary                Manufacturing                    Owned
Shannon, Ireland               Manufacturing                    Leased
Corregio, Italy                Manufacturing                    Owned
Tokyo, Japan                   Distribution                     Leased

Amsterdam, the Netherlands     Distribution                     Owned
Irun, Spain                    Manufacturing                    Owned
Soria, Spain                   Manufacturing                    Owned
Urretxu, Spain                 Manufacturing                    Owned
Vitoria, Spain                 Distribution and manufacturing   Owned

Item 3: Legal Proceedings

The Corporation intervened in litigation commenced by Tejas Testing Technology One, L.C. and Tejas Testing Technology Two, L.C. (the "Tejas Companies"), and is involved in a suit with SPX Corporation, as described in Note 12 to the Financial Statements of the Corporation on pages 36 and 37 of its 1998 Annual Report, which is incorporated herein by reference.

Item 4: Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of the shareholders during the fourth quarter of the fiscal year ending January 2, 1999.

Executive Officers of the Registrant

The executive officers of the Corporation, their ages as of January 2, 1999, and their current titles and positions held during the last five years are listed below.

Robert A. Cornog (58) - Chairman, President and Chief Executive Officer since July 1991. A Director since 1982.

Branko M. Beronja (64) - Executive Vice President since October 1998. Senior Vice President - Diagnostics from February 1998 to October 1998. Senior Vice President - Diagnostics, North America from April 1996 to February 1998. President - North American Operations from April 1994 to April 1996, and Vice President - Sales, North America from August 1989 to April 1994. A Director since January 1997.

Frederick D. Hay (54) - Senior Vice President - Operations since October 1998. Senior Vice President - Transportation from February 1996 to October 1998. Prior to joining Snap-on, he was President of the Interior Systems and Components Division of UT Automotive, a business unit of United Technologies Corporation, from December 1989 to January 1996.

Donald S. Huml (52) - Senior Vice President - Finance and Chief Financial Officer since August 1994. Prior to joining Snap-on, he was Vice President and Chief Financial Officer of Saint-Gobain Corporation from December 1990 to August 1994.

Michael F. Montemurro (50) - Senior Vice President - Transportation since October 1998. Senior Vice President - Financial Services and Administration from August 1994 to October 1998. Senior Vice President - Financial Services, Administration and Chief Financial Officer from April 1994 to August 1994. Senior Vice President - Finance and Chief Financial Officer from March 1990 to April 1994.

Neil T. Smith (44) - Controller since November 1997. Financial Controller from June 1997 to November 1997. Director of Financial Analysis and Planning from December 1994 to May 1997. Prior to joining Snap-on, he was Director of Finance for the Nielsen Marketing Research Division of Dun and Bradstreet Corporation from January 1991 to December 1994.

Susan F. Marrinan (50) - Vice President, Secretary and General Counsel since January 1992.

There is no family relationship among the executive officers and there has been no involvement in legal proceedings during the past five years that would be material to the evaluation of the ability or integrity of any of the executive officers. Executive officers may be elected by the board of directors or appointed by the Chief Executive Officer at the regular meeting of the board of directors which follows the Annual Shareholders' Meeting, held on the fourth Friday of April each year, and at such other times as new positions are created or vacancies must be filled.

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

On June 26, 1998, the Corporation's board of directors authorized the repurchase of up to $100.0 million of the Corporation's common stock. On June 27, 1997, the Corporation's board of directors authorized the repurchase of $100.0 million of the Corporation's common stock over a two-year period. At the end of 1998, the 1997 authorization essentially had been exhausted, and all of the 1998 authorization remained available. In 1996, the Corporation's board of directors approved an ongoing authorization to repurchase stock in an amount equivalent to that necessary to prevent dilution created by shares issued for stock options, employee and dealer stock purchase plans, and other corporate purposes. In 1998, the Corporation repurchased 2,279,400 shares of its common stock at an average price of $39.64.

At January 2, 1999, the Corporation had 65,668,945 shares of common stock outstanding. This consists of 58,744,926 shares which are considered outstanding for purposes of computing earnings per share and an additional 6,924,019 shares held in a Grantor Stock Trust which are considered outstanding for voting purposes only.

Subsequent to the end of the year, at its January 1999 meeting, the board of directors authorized the repurchase of up to an additional $50.0 million of the Corporation's common stock.

Additional information required by Item 5 is contained on in the Six-year Data and Investor Information on pages 41 and 45 of the Corporation's 1998 Annual Report and is incorporated herein by reference.

Item 6: Selected Financial Data

The information required by Item 6 is contained in the Quarterly Information and Six-year Data on pages 40 and 41 of the Corporation's 1998 Annual Report and is incorporated herein by reference.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained on pages 17 to 23 of the Corporation's 1998 Annual Report and is incorporated herein by reference.

Item 7A: Qualitative and Quantitative Disclosures About Market Risk

The information required by Item 7A is contained on pages 22 and 32 of the Corporation's 1998 Annual Report and is incorporated herein by reference.


Item 8: Financial Statements and Supplementary Data

The information required by Item 8 is contained on pages 24 to 39 of the Corporation's 1998 Annual Report and is incorporated herein by reference.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10: Directors and Executive Officers of the Registrant

The identification of the Corporation's directors as required by Item 10 is contained in the Corporation's Proxy Statement, dated March 12, 1999, and is incorporated herein by reference to said Proxy Statement. With respect to information about the Corporation's executive officers, see caption "Executive Officers of the Registrant" at the end of Part I of this report.

The disclosure concerning Section 16(a) filing compliance pursuant to Item 405 of Regulation S-K is contained on page 19 of the Corporation's Proxy Statement, dated March 12, 1999, and is incorporated herein by reference to said Proxy Statement.

Item 11: Executive Compensation

The information required by Item 11 is contained on pages 15 to 18 of the Corporation's Proxy Statement, dated March 12, 1999, and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is contained on pages 8 to 9 of the Corporation's Proxy Statement, dated March 12, 1999, and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

None.

PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14(A):  Document List

1.  List of Financial Statements

The following consolidated financial statements of Snap-on Incorporated, and the Auditors' Report thereon, each included in the 1998 Annual Report of the Corporation to its shareholders for the year ended January 2, 1999, are incorporated by reference in Item 8 of this report:

Consolidated Balance Sheets as of January 2, 1999 and January 3, 1998.

Consolidated Statements of Earnings for the years ended January 2, 1999, January
   3, 1998 and December 28, 1996.

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended January 2, 1999, January 3, 1998 and December 28, 1996.

Consolidated Statements of Cash Flows for the years ended January 2, 1999, January 3, 1998 and December 28, 1996.

Notes to Consolidated Financial Statements.

2.  Financial Statement Schedule

The following consolidated financial statement schedule of Snap-on Incorporated is included in Item 14(d) as a separate section of this report.

Schedule II Valuation and Qualifying Accounts and Reserves.      Page 18

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable and, therefore, have been omitted, or are included in the Corporation's 1998 Annual Report in the Notes to Consolidated Financial Statements for the years ended January 2, 1999, January 3, 1998 and December 28, 1996, which are incorporated by reference in Item 8 of this report.

3.  List of Exhibits

The exhibits filed with or incorporated by reference in this report are as specified in the exhibit index. Page 16

Item 14(B):  Reports on Form 8-K

During the fourth quarter of 1998, the Corporation reported on Form 8-K dated October 22, 1998 its third quarter 1998 Analyst Bulletin.

Subsequent to year-end, the Corporation reported on Form 8-K dated January 19, 1999 that the Corporation and Newcourt Financial USA Inc. had established a joint venture known as Snap-on Credit LLC, which will serve as the preferred provider of financial services to the Corporation's global dealer and customer network.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


We have audited, in accordance with generally accepted auditing standards, the financial statements included in Snap-on Incorporated's (the "Corporation") Annual Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 2, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on page 18 is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          /s/ Arthur Andersen LLP

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 2, 1999



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K of our report dated February 2, 1999 included in the Corporation's previously filed Registration Statement File Nos. 2-53663, 2-53578, 33-7471, 33-22417, 33-37924, 33-39660, 33-57898, 33-55607, 33-58939,
33-58943, 333-14769, 333-21277, 333-21285 and 333-41359. It should be noted that we have not audited any financial statements of the Corporation subsequent to January 2, 1999 or performed any audit procedures subsequent to the date of our report.


                                          /s/ Arthur Andersen LLP

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
March 29, 1999

                                   SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 SNAP-ON INCORPORATED

By: /s/ R. A. Cornog                                       Date: March 26, 1999
    R. A. Cornog, Chairman of the Board of Directors,
    President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities as indicated.



    /s/ R. A. Cornog                                       Date: March 26, 1999
    R. A. Cornog, Chairman of the Board of Directors,
    President and Chief Executive Officer



    /s/ D. S. Huml                                         Date: March 26, 1999
    D. S. Huml, Principal Financial Officer,
    and Senior Vice President - Finance



    /s/ N. T. Smith                                        Date: March 26, 1999
    N. T. Smith, Principal Accounting Officer,
    and Controller

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities as indicated.


By: /s/ B. M. Beronja                                      Date: March 26, 1999
    B. M. Beronja, Director


By: /s/ D. W. Brinckman                                    Date: March 26, 1999
    D. W. Brinckman, Director


By: /s/ B. S. Chelberg                                     Date: March 26, 1999
    B. S. Chelberg, Director


By: /s/ R. J. Decyk                                        Date: March 26, 1999
    R. J. Decyk, Director


By:  /s/ L. A. Hadley                                      Date: March 26, 1999
    L. A. Hadley, Director


By: /s/ A. L. Kelly                                        Date: March 26, 1999
    A. L. Kelly, Director


By: /s/ G. W. Mead                                         Date: March 26, 1999
    G. W. Mead, Director


By: /s/ J. D. Michaels                                     Date: March 26, 1999
    J. D. Michaels, Director


By: /s/ E. H. Rensi                                        Date: March 26, 1999
    E. H. Rensi, Director


By: /s/ R. F. Teerlink                                     Date: March 26, 1999
    R. F. Teerlink, Director

                                  EXHIBIT INDEX
Item 14(c):  Exhibits
---------------------
  (3) (a) Restated Certificate of Incorporation of the Corporation as amended through April 25, 1997 (incorporated by reference to Exhibit (3)(a) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 1998 (Commission File No. 1-7724))

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

       The Corporation and its subsidiaries have no long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of January 2, 1999. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

  (10)  Material Contracts

      (a) Amended and Restated Snap-on Incorporated 1986 Incentive Stock Program (incorporated by reference to Exhibit (10)(a) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (Commission File No. 1-7724))*

      (b) Form of Restated Senior Officer Agreement between the Corporation and each of Robert A. Cornog, Branko M. Beronja, Frederick D. Hay, Donald S. Huml and Michael F. Montemurro (incorporated by reference to Exhibit (10)(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (Commission File No. 1-7724))*

      (c) Form of Restated Executive Agreement between the Corporation and each of Alan T. Biland, Sharon M. Brady, Richard V. Caskey, Dan G. Craighead, Dale F. Elliott, Nicholas L. Loffredo, Denis J. Loverine, Susan F. Marrinan and Neil T. Smith (incorporated by reference to Exhibit (10)(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (Commission File No. 1-7724))*

      (d) Deferred Compensation Waiver and Insurance Benefit Agreement between the Corporation and Robert A. Cornog dated January 30, 1998.*

      (e) Deferred Compensation Waiver and Insurance Benefit Agreement between the Corporation and Branko M. Beronja dated December 21, 1998*

      (f) Form of Indemnification Agreement between the Corporation and each of the Directors, Frederick D. Hay, Donald S. Huml, Susan F. Marrinan and Michael F. Montemurro effective October 24, 1997 (incorporated by reference to Exhibit (3)(a) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 1998 (Commission File No. 1-7724))*

      (g) Amended and Restated Snap-on Incorporated Directors' 1993 Fee Plan (incorporated by reference to Exhibit (10)(e) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (Commission File No. 1-7724))*

      (h) Snap-on Incorporated Deferred Compensation Plan (incorporated by reference to Exhibit (10)(f) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (Commission File No. 1-7724))*

      (i) Snap-on Incorporated Supplemental Retirement Plan for Officers (incorporated by reference to Exhibit (10)(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (Commission File No. 1-7724))*

      (j) Benefit Trust Agreement between the Corporation and The Northern Trust Company, effective as of July 2, 1998 (incorporated by reference to the Corporation's Form 8-K dated July 2, 1998 (Commission File No. 1-7724))


  (12)        Computation of Ratio of Earnings to Fixed Charges

  (13)        Annual Report to Shareholders

  (21)        Subsidiaries of the Corporation

  (23)        Consent of Independent Public Accountants

  (27)        Fiscal 1998 Financial Data Schedule

  * Denotes management contract or compensatory plan or arrangement



                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                            Balance of
                          Balance at        Subsidiary                                      Balance at
                          Beginning         at Time of                     Costs and         End of
Description                of Year         Acquisition        Expenses    Deductions (1)      Year
-----------              -----------       -----------      -----------   --------------      ----

Allowance for
doubtful accounts
-----------------
Year ended
January 2, 1999          $20,644,676      $  2,072,723      $24,983,781     $18,470,578    $29,230,602

Year ended
January 3, 1998          $16,902,581      $  2,220,474      $21,039,748     $19,518,127    $20,644,676

Year ended
December 28, 1996        $14,650,458      $    296,140      $13,611,414     $11,655,431    $16,902,581


(1) This amount represents write-offs of bad debts.