Form 10-Q
period 1999-04-03
SNAP ON INC
filed 1999-05-18
CIK 91440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ---

      For quarterly period ended April 3, 1999

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Class                           Outstanding at May 1, 1999
--------------------------               --------------------------
Common stock, $1 par value                    58,321,765 shares

                              SNAP-ON INCORPORATED

                                      INDEX

                                                                            Page

Part I.      Financial Information

                  Consolidated Statements of Earnings -
                  Thirteen Weeks Ended
                  April 3, 1999 and April 4, 1998                             3

                  Consolidated Balance Sheets -
                  April 3, 1999 and January 2, 1999                         4-5

                  Consolidated Statements of Cash Flows -
                  Thirteen Weeks Ended
                  April 3, 1999 and April 4, 1998                             6

                  Notes to Consolidated Unaudited Financial Statements     7-13

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           14-19

Part II.     Other Information                                               20

                          PART I. FINANCIAL INFORMATION

                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                          Thirteen Weeks Ended
                                                       April 3,       April 4,
                                                         1999           1998
                                                       --------       --------

Net sales                                              $ 452,585      $ 426,429

Cost of goods sold                                      (233,684)      (214,884)

Operating expenses                                      (182,229)      (170,832)

Net finance income                                        20,992         16,979

Restructuring and other non-recurring charges             (1,933)             -

Interest expense                                          (4,681)        (4,033)

Other income (expense) - net                                (833)          (650)
                                                       ---------      ---------

      Earnings before income taxes                        50,217         53,009

Income tax provision                                      17,976         19,083
                                                       ---------      ---------

Net earnings                                           $  32,241      $  33,926
                                                       =========      =========

Earnings per weighted average
 common share - basic                                  $     .55      $     .57
                                                       =========      =========

Earnings per weighted average
 common share - diluted                                $     .55      $     .56
                                                       =========      =========

Weighted average common shares
  outstanding - basic                                     58,569         59,894

Effect of dilutive options                                   389            863
                                                       ---------      ---------

Weighted average common shares
  outstanding - diluted                                   58,958         60,757
                                                       =========      =========

Dividends declared per common share                    $     .22      $     .21
                                                       =========      =========


     The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                                      (Unaudited)
                                                        April 3,      January 2,
                                                          1999          1999
                                                       ---------      ----------
ASSETS
   Current Assets
      Cash and cash equivalents                       $   19,238     $   15,041

      Accounts receivable, less allowances               500,265        554,703

      Inventories
         Finished stock                                  359,114        359,358
         Work in process                                  46,947         38,357
         Raw materials                                    72,647         74,192
         Excess of current cost over LIFO cost           (97,011)       (96,471)
                                                       ---------      ----------
         Total inventory                                 381,697        375,436

      Prepaid expenses and other assets                  135,831        134,652
                                                       ---------      ---------
         Total current assets                          1,037,031      1,079,832

   Property and equipment
      Land                                                19,202         19,572
      Buildings and improvements                         172,765        175,385
      Machinery and equipment                            393,048        388,862
                                                       ---------      ----------
                                                         585,015        583,819
      Accumulated depreciation                          (317,740)      (311,789)
                                                       ---------      ----------
         Total property and equipment                    267,275        272,030

   Deferred income tax benefits                           57,527         60,139
   Intangible and other assets                           280,296        262,919
                                                       ---------      ---------

            Total assets                              $1,642,129     $1,674,920
                                                      ==========     ==========


        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                                      (Unaudited)
                                                        April 3,      January 2,
                                                          1999          1999
                                                       ---------      ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
      Accounts payable                                $   99,975     $   89,442
      Notes payable and current maturities
       of long-term debt                                  50,415         93,117
      Accrued compensation                                34,997         42,105
      Dealer deposits                                     41,214         42,421
      Deferred subscription revenue                       34,952         34,793
      Accrued restructuring reserves                      24,529         26,165
      Other accrued liabilities                          155,108        130,010
                                                       ---------      ----------
         Total current liabilities                       441,190        458,053

   Long-term debt                                        246,288        246,644
   Deferred income taxes                                   9,615          9,587
   Retiree health care benefits                           89,552         89,124
   Pension and other long-term liabilities                93,751        109,245
                                                       ---------      ----------
         Total liabilities                               880,396        912,653

SHAREHOLDERS' EQUITY
   Preferred stock - authorized 15,000,000 shares
      of $1 par value; none outstanding                        -              -
   Common stock - authorized 250,000,000 shares
      of $1 par value; issued -
      April 3, 1999 - 66,696,770 shares
      January 2, 1999 - 66,685,169 shares                 66,697         66,685
   Additional paid-in capital                             76,294        117,384
   Retained earnings                                     902,521        883,207
   Accumulated other comprehensive income (loss)         (36,936)       (30,231)
   Grantor stock trust at fair market value
     - 6,870,719 and 6,924,019 shares                   (198,392)      (241,042)
   Treasury stock at cost - 1,509,140
     and 1,016,224 shares                                (48,451)       (33,736)
                                                       ---------      ---------

         Total shareholders' equity                      761,733        762,267
                                                       ---------      ----------

         Total liabilities and shareholders' equity   $1,642,129     $1,674,920
                                                      ==========     ==========


        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)
                                                          Thirteen Weeks Ended
                                                        April 3,       April 4,
                                                         1999           1998
                                                       ---------      ----------
OPERATING ACTIVITIES
  Net earnings                                         $  32,241      $  33,926
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
     Depreciation                                         10,240          8,561
     Amortization                                          2,271          2,108
     Deferred income taxes                                 2,577           (361)
     (Gain) loss on sale of assets                             6            (63)
     Charges due to restructuring and other
       non-recurring charges, net of tax                   1,135              -
  Changes in operating assets and liabilities:
     (Increase) decrease in receivables                   49,298         (9,121)
     (Increase) in inventories                            (9,426)       (47,966)
     Decrease in prepaid and other assets                 12,137         32,670
     Increase in accounts payable                         11,077          4,691
     Increase (decrease) in accruals and
      other liabilities                                   16,806        (50,089)
                                                       ---------      ---------

  Net cash provided by (used in) operating activities    128,362        (25,644)

INVESTING ACTIVITIES
  Capital expenditures                                    (8,907)       (10,034)
  Acquisitions of businesses                             (47,277)       (10,102)
  Disposal of property and equipment                         751            314
                                                       ---------      ---------

  Net cash used in investing activities                  (55,433)       (19,822)

FINANCING ACTIVITIES
  Payment of long-term debt                                 (335)          (359)
  Increase in long-term debt                                   -          5,236
  Increase (decrease) in short-term borrowings-net       (43,368)        83,169
  Purchase of treasury stock                             (14,714)       (47,805)
  Proceeds from stock plans                                1,572          1,189
  Cash dividends paid                                    (12,927)       (12,644)
                                                       ---------      ---------

Net cash provided by (used in) financing activities      (69,772)        28,786

Effect of exchange rate changes                            1,040             (9)
                                                       ---------      ---------

Increase (decrease) in cash and cash equivalents           4,197        (16,689)

Cash and cash equivalents at beginning of period          15,041         25,679
                                                       ---------      ---------

Cash and cash equivalents at end of period             $  19,238      $   8,990
                                                       =========      =========



        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. This report should be read in conjunction with the consolidated financial statements and related notes included in Snap-on Incorporated's Annual Report for the year ended January 2, 1999.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of financial condition and results of operations for the thirteen weeks ended April 3, 1999 have been made. Management also believes that the results of operations for the thirteen weeks ended April 3, 1999 are not necessarily indicative of the results to be expected for the full year. Certain prior-year amounts have been reclassified to conform with current-year presentation

2. Income tax paid for the thirteen weeks ended April 3, 1999 and April 4, 1998 was $1.0 million and $5.3 million. Interest paid for the thirteen weeks ended April 3, 1999 and April 4, 1998 was $6.3 million and $5.8 million.

3. In 1998, the Corporation announced a simplification initiative ("Project Simplify") which is a broad program of internal rationalizations, consolidations and reorganizations. The goal is to make the Corporation's business operations simpler and more effective. Project Simplify will result in the closing of six manufacturing facilities, seven warehouses and 47 small offices in North America and Europe; the elimination of 1,100 positions; the discontinuance of 12,000 stock keeping units ("SKUs") of inventory; and the consolidation of certain business units. Total charges for Project Simplify are composed of restructuring charges, other non-recurring charges and related transitional costs.

     Restructuring Charges: In the first quarter of 1999, the Corporation recorded pre-tax charges of $1.9 million of other non-recurring charges. Total reported charges related to Project Simplify as of April 3, 1999 are $151.8 million. This amount consists of $75.6 million of restructuring charges and $76.2 million of other non-recurring charges.

     The composition of the Corporation's $75.6 million restructuring charges is as follows:


                                     Original                       Write-down                   Restructuring
                                   Restructuring    Additions       of Assets         Cash       Reserves as
     (Amounts in thousands)          Reserves       to Reserves    to Fair Value     Payments    April 3, 1999
                                     --------       -----------    -------------     --------    -------------
     Expenditures for severance
       and other exit costs          $21,105         $1,969          $      -         $(8,205)      $14,869
     Loss on the write-down
       of intangibles and
       goodwill                       36,240            298           (36,538)              -             -
     Charges for warranty
       provisions                      9,660              -                 -               -         9,660
     Loss on the write-down
       of assets                       5,978            357            (6,335)              -             -
                                   ---------         ------          --------         -------       -------
     Total restructuring
       reserves                      $72,983         $2,624          $(42,873)        $(8,205)      $24,529
                                   =========         ======          ========         ========      =======


                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

     The Corporation has recorded restructuring charges of $15.5 million for severance and of $7.6 million for non-cancelable lease agreements on facilities to be closed and other exit costs associated with Project Simplify. Severance costs provided for worldwide salaried and hourly employees relate to facility closures, duplicate position elimination and streamlining operations. As of April 3, 1999, 704 employees have separated from the Corporation and severance payments of $5.1 million have been made. The Corporation has adjusted property, plant and equipment and other assets to net realizable value through an additional $6.3 million restructuring charge.

     As part of the restructuring efforts, the Corporation has also written down impaired goodwill and other intangible assets of certain discontinued business units by $36.5 million. The majority of this write-down relates to Computer Aided Services, Inc. and Edge Diagnostic Systems. No net realizable value was assessed for these intangible assets due to the closure of these operations and the discontinuance of their product lines. As part of the elimination of these business units and their product lines, the Corporation has recorded a charge in the amount of $9.7 million to provide additional warranty support, at no cost to the customer, for products already sold. The warranty reserve has been included in Cost of Goods Sold - Discontinued Products while all remaining restructuring charges have been included in Restructuring and Other Non-recurring Charges on the accompanying Consolidated Statements of Earnings.

     Other non-recurring Charges: As part of Project Simplify, the Corporation has recorded other non-recurring charges in the amount of $76.2 million. These charges include the elimination of $50.9 million of discontinued SKUs of inventory, costs to resolve certain legal matters in the amount of $18.7 million and other transitional costs in the amount of $6.6 million. The reduction of SKUs is an effort to reduce the transaction costs and working capital intensity of the Corporation's product offering, and refocus on high volume growth products. The charge for certain legal matters includes legal costs to conclude these issues. The non-recurring charge related to the reduction of SKUs has been included as part of Cost of Goods Sold - Discontinued Products, while the remaining non-recurring charges have been included in Restructuring and Other Non-recurring Charges on the accompanying Consolidated Statements of Earnings.

4. During the first quarter of 1999, the Corporation acquired an additional 39% percent interest in the Thomson Corporation's Mitchell Repair
     Information business that resulted in the Corporation owning 99% of Mitchell Repair Information Company ("MRIC"). The Corporation is obligated to purchase the remainder of MRIC within the next three years. Subsequent to the first quarter, the Corporation announced that it has entered into a definitive agreement with Sandvik AB to acquire the Sandvik Saws and Tools division for approximately $400.0 million. Sandvik Saws and Tools, based in Sandviken, Sweden, is one of the largest manufacturers and suppliers of professional hand tool products.

5. On January 3, 1999, the Corporation established a joint venture with Newcourt Financial USA Inc. ("Newcourt") to provide financial services to the Corporation's global dealer and customer network through a limited liability company known as Snap-on Credit LLC (the "LLC"). As a result of the establishment of the joint venture, the Corporation effectively outsourced to the LLC its captive credit function. The captive credit function was previously managed by the Corporation's wholly owned subsidiary Snap-on Credit Corporation.

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

     The LLC will be the preferred provider of financial services to the Corporation's global dealer and customer network. The Corporation will receive income from fees paid by the LLC. The fees will be based primarily upon the volume of installment receivables originated by the LLC. Newcourt will provide services and expertise to the LLC with a view to increasing originations by the LLC. Newcourt will be paid a management fee by the LLC for such services. The management fee paid to Newcourt also will be based primarily on the volume of installment receivables originated by the LLC. Newcourt will receive warehousing and securitization fees from the LLC in connection with the purchased receivables.

     On January 4, 1999, in a separate transaction, CreditCorp SPC, LLC, whose sole member is Snap-on Financial Services, Inc., sold to Newcourt its entire portfolio of U.S. installment accounts receivable, including existing extended customer accounts receivable, equipment lease receivables and dealer loan receivables for an aggregate sale price of $141.1 million, resulting in a pre-tax gain of approximately $44 million. Newcourt has the right to put back to the Corporation the unpaid portion of the extended customer accounts receivable portfolio based on the same pricing formula. As a result, this gain will be recognized as part of Net Finance Income over a two-year period.

6. Earnings per share calculations were computed by dividing net earnings by the corresponding weighted average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method.

7. In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Corporation is required to adopt no later than January 1, 2000. The Corporation is currently evaluating the impact of this pronouncement.

8. The Corporation uses derivative instruments to manage well-defined interest rate and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. The criteria used to determine if hedge accounting treatment is appropriate are (i) the designation of the hedge to an underlying exposure, (ii) whether or not overall risk is being reduced and (iii) if there is a correlation between the value of the derivative instrument and the underlying obligation.

9. Total comprehensive income, consisting of net earnings, foreign currency translation adjustments and minimum pension liability adjustments, for the thirteen week periods ended April 3, 1999 and April 4, 1998, were as follows:


                                      April 3,     April 4,
     (Amounts in thousands)             1999        1998
                                        ----        ----
     Net earnings                    $  32,241   $  33,926
     Foreign currency translation       (6,706)       (440)
     Minimum pension liability               -           -
                                     ---------   ---------
     Total comprehensive income      $  25,535   $  33,486
                                     =========   =========

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)


10. Interest Rate Derivative Instruments: The Corporation enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. The differentials paid or received on interest rate agreements are accrued and recognized as adjustments to interest expense. Gains and losses realized upon settlement of these agreements are deferred and amortized to interest expense over a period relevant to the agreement if the underlying hedged instrument remains outstanding, or immediately if the underlying hedged instrument is settled.

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

     The State of Texas subsequently terminated the emissions program described in the contracts. The Tejas Companies filed for bankruptcy and commenced litigation in state and federal court against the TNRCC and related entities. The Corporation has recorded as assets the net amounts paid under the Guaranty that are expected to be received from the State of Texas pursuant to a settlement agreement approved by the U.S. Bankruptcy Court. Under this settlement agreement, the obligation under the Guaranty previously recorded as a contingent liability in the amount of $38.5 million was satisfied, leaving an expected receivable of $55.2 million. In 1998, the Corporation received $18.2 million, leaving a net receivable balance of $37.0 million as of April 3, 1999. This amount is included in Intangible and Other Assets on the accompanying Consolidated Balance Sheets. The Corporation expects to receive further payments in an amount sufficient to satisfy the balance of the net receivable by August 31, 2001, which payments are subject to legislative appropriation. The Corporation believes that ultimate recovery of the net receivable is probable.

     In April 1996, the Corporation filed a complaint against SPX Corporation ("SPX") alleging infringement of the Corporation's patents and asserting claims relating to SPX's hiring of the former president of Sun Electric. SPX filed a counterclaim, alleging infringement of certain SPX patents. Upon the Corporation's request for reexamination, the U.S. Patent and Trademark Office initially rejected SPX's patents as invalid, but recently reconfirmed them. Document and deposition discovery is proceeding. The original trial date for non-patent claims, set for April 5, 1999 has

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)


     been postponed. No trial dates have been established for either the patent or non-patent claims. The Corporation believes it has numerous meritorious defenses to SPX's claims, including defenses of patent invalidity and non-infringement, and intends to vigorously prosecute the claims it has raised. Neither the complaint nor the counterclaim contains specific allegations of damages; however, the parties' claims could involve multiple millions of dollars. It is not possible at this time to assess the outcome of any of the claims.

     The Corporation is involved in various legal matters, which are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on the Corporation's financial statements.

12. In 1998, the Corporation created a Grantor Stock Trust ("GST"). In conjunction with the formation of the GST, the Corporation sold 7.1 million shares of treasury stock to the GST. The sale of these shares had no net impact on shareholders' equity or on the Corporation's Consolidated Statements of Earnings. The GST is a funding mechanism for certain benefit programs and compensation arrangements, including the incentive stock program and employee and franchised dealer stock purchase plans. The Northern Trust Company, as trustee of the GST, will vote the common stock held by the GST based on the directions of non-director employees holding vested options and certain employees and dealer participants in those stock purchase plans, as set forth in the GST Agreement. The GST is recorded as Grantor Stock Trust at Fair Market Value on the accompanying Consolidated Balance Sheets. Shares owned by the GST are accounted for as a reduction to shareholders' equity until used in connection with employee benefits. Each period, the shares owned by the GST are valued at the closing market price, with corresponding changes in the GST balance reflected in additional paid-in capital.

13. In 1998, the Corporation adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way the Corporation reports information about its operating segments. The information for 1998 has been restated from the prior years' presentation in order to conform to the 1999 presentation.

     The Corporation's segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Corporation has five reportable segments: North America Transportation, North America Other, Europe, International and Financial Services. The North America Transportation segment consists of the Corporation's business operations serving the franchised dealer channel in the United States and Canada. The North America Other segment consists of the Corporation's business operations serving the direct sales and distributor channels in the United States and Canada, as well as the Corporation's exports from the United States. The Europe segment consists of the Corporation's operations in Europe and Africa. The International segment consists of the Corporation's operations in the Asia/Pacific region and Latin America. These four segments derive revenues primarily from the sale of tools and equipment. The Financial Services segment provides financing to technicians and shop owners, as well as to dealers.

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)


     The Corporation evaluates the performance of its operating segments based on earnings before taxes, interest expense, other income/expense-net and restructuring and other non-recurring charges. The Corporation accounts for intersegment sales and transfers based on established sales prices between the segments, which represent cost plus an intercompany markup. The Corporation allocates shared service expenses to those segments that utilize the services based on their percentage of revenues from external sources. The Corporation has charged license fees to its North America segments based on their percentages of certain North America sales. Corporate expenses related to restructuring and other non-recurring charges are not allocated to the reportable segments.

     Financial data by segment for the
       thirteen weeks ended:                        April 3,         April 4,
     (Amounts in thousands)                           1999             1998
                                                      ----             ----
     Revenues from external customers:
     North America Transportation                 $    216,852     $   204,175
     North America Other                               110,910         114,691
     Europe                                            107,286           88,655
     International                                      17,537           18,908
                                                  ------------     ------------
     Total from reportable segments               $    452,585     $    426,429
                                                  ============     ============

     Intersegment revenues:
     North America Transportation                 $      2,108     $         11
     North America Other                                53,262           47,724
     Europe                                              2,417            1,730
     International                                           -               46
                                                  ------------     ------------
     Total from reportable segments                     57,787           49,511
     Elimination of intersegment revenue               (57,787)         (49,511)
                                                  ------------     ------------
     Total consolidated intersegment revenue      $          -     $          -
                                                  ============     ============

     Earnings:
     North America Transportation                 $     24,201     $     22,893
     North America Other                                13,249           16,797
     Europe                                                995            1,253
     International                                      (1,773)            (230)
     Financial Services                                 20,992           16,979
                                                  ------------     ------------
     Total from reportable segments                     57,664           57,692
     Corporate restructuring and other
       non-recurring charges                            (1,933)               -
     Interest expense                                   (4,681)          (4,033)
     Other income (expense) - net                         (833)            (650)
                                                  ------------     ------------
     Total consolidated earnings before taxes     $     50,217     $     53,009
                                                  ============     ============

      Financial data by segment as of:              April 3,        January 2,
      (Amounts in thousands)                            1999              1999
       Total assets:
      North America Transportation               $   495,189       $   516,372
      North America Other                            605,513           591,831
      Europe                                         401,470           407,663
      International                                   56,059            56,293
      Financial Services                             140,231           231,092
                                                 -----------       -----------
      Total from reportable segments             $ 1,698,462       $ 1,803,251
                                                 ===========       ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview: The Corporation posted record results for first quarter sales and earnings per share. First quarter 1999 net sales increased 6.1% to $452.6 million, compared with $426.4 million in the first quarter of 1998 with the North America Transportation and Europe segments reporting higher sales. Excluding all restructuring and other non-recurring charges, diluted earnings per share improved to $0.57 from $0.56 in the same quarter a year ago, an increase of 1.8%.

Net earnings for the first quarter, excluding all restructuring and other non-recurring charges, declined 1.6% to $33.4 million from $33.9 million in the 1998 first-quarter period. Gross profit was 48.4% for the quarter, compared with 49.6% in last year's first quarter. Total operating expenses as a percent of sales were 40.3%, compared with 40.1% in the 1998 comparable period. This percentage is expected to improve as Project Simplify cost savings are implemented during the year. Finance income improved for the 1999 first quarter as expected to $21.0 million compared with $17.0 million last year. This increase was as expected, reflecting gains on receivable sales and strong originations.

The Corporation's simplification initiative, Project Simplify, is a broad program of internal rationalizations, consolidations and reorganizations intended to make the Corporation's business operations simpler and more effective. The actions of Project Simplify are expected to lead to the closing of six manufacturing facilities, seven warehouses and 47 small offices in North America and Europe; the elimination of more than 1,100 positions; the elimination of nearly 12,000 SKUs; and the consolidation of certain business units. As of the end of the first quarter of 1999, 704 positions were eliminated, 32 facilities were closed and the SKU reduction activities were on schedule with over 50% of target achieved to date. The Corporation expects to realize annual cost savings of approximately $60 million from the initiative. On an annual run-rate basis, the Corporation expects to achieve half of these savings in 1999, with the full amount achieved in 2000.

In the first quarter of 1999, $1.9 million ($.02 per share after tax) of restructuring and other non-recurring charges were taken in connection with Project Simplify, primarily for reductions of personnel and costs for facilities consolidation. Of the expected total charge of approximately $185.0 million to be recorded through the first quarter of 2000, a total of $151.8 million in pre-tax charges have been recorded through the first quarter of 1999 ( including $133.1 million in the third quarter of 1998 and $16.8 million in the fourth quarter of 1998).

Segment Results: North America Transportation sales consisting of business operations serving the dealer channel in the U.S. and Canada for the first quarter of 1999 were $216.9 million, an increase of 6.2% over first quarter 1998 sales of $204.2 million. Dealer base sales increased by approximately 5% against a difficult comparison for the first quarter 1998. Canadian sales were enhanced by an emissions program contributing approximately one percentage point to this segment. Sales excluding the effects of currency increased by 7%. Earnings in this segment for the first quarter of 1999 were $24.2 million, compared with earnings of $22.9 million for the comparable 1998 period. The increase was due to the increase in sales and a favorable product mix, offset in part by lower margins on emission sales.

North America Other sales consisting of business operations serving the direct sales and distributor channels in the U.S. and Canada, as well as exports from the U.S., were $110.9 million, a decrease of

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


3.3% from first quarter 1998 sales of $114.7 million. The decrease was in part due to the elimination of two business units as a result of Project Simplify and higher emission sales in the first quarter of 1998. This segment's base business, industrial and equipment sales, increased by approximately 6%. Earnings for the first quarter of 1999 were $13.2 million, compared with earnings of $16.8 for the comparable 1998 period. The decrease was mainly due to the reduction in emissions and increased costs related to a discontinued product line.

Europe sales consisting of business operations in Europe and Africa were $107.3 million, an increase of 21.0% over first quarter 1998 sales of $88.7 million. Increases were primarily due to acquisitions as weakness continued in exports to Asia and Eastern Europe. Currency positively affected sales by approximately two percentage points. Sales excluding acquisitions and currency effects were even with the first quarter 1998. Earnings for the first quarter of 1999 were $1.0 million, compared with earnings of $1.3 for the comparable 1998 period.

International sales consisting of business operations in the Asia/Pacific and Latin America markets, with the majority derived from Japan and Australia, were $17.5 million, a decrease of 7.3% from first quarter 1998 sales of $18.9 million. Results continued to be affected by the weak economies of the Asia/Pacific region and currency effects. A loss for the first quarter of 1999 of $1.8 million was reported in this segment, compared with a loss of $0.2 for the comparable 1998 period. Results continue to be affected by the weak economies in the Asia/Pacific region.

Finance income improved for the first quarter 1999 to $21.0 million compared with $17.0 million last year. The increase represents a disproportionately large percentage of the full years' anticipated results due to gains on the initial sale of non-recourse receivables to Snap-on Credit LLC, a newly formed joint venture with Newcourt Financial USA Inc. and strong originations in the quarter.

FINANCIAL CONDITION

Liquidity: Cash and cash equivalents increased to $19.2 million at the end of the first quarter from $15.0 million at the end of 1998. Working capital decreased to $595.8 million at first quarter end, from $621.8 million at the end of 1998.

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

Accounts receivable: Accounts receivable decreased 9.8% to $500.3 million at the end of the first quarter, which is comprised of $79.3 million of installment receivables and $421.0 million of trade and other receivables, compared with $554.7 million at the end of 1998. The decrease was primarily due to the sale by CreditCorp SPC, LLC on January 4, 1999 of its entire portfolio of U.S. installment accounts receivable, including existing extended customer accounts receivable, equipment lease receivables and dealer loan receivables, to Newcourt Financial USA Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Inventories: Inventories increased 1.7% to $381.7 million in the 1999 first quarter, compared with $375.4 million at the same period of 1998.

Liabilities: Total short-term and long-term debt was $296.7 million at the end of the first quarter, compared with $339.8 million at the end of 1998. The decrease is due to payments made from funds received from the receivable portfolio sale which were partially offset by cash paid for acquisitions, the repurchase of common stock and working capital needs.

Average shares outstanding: Average shares outstanding for basic EPS in the first quarter of 1999 were 58.6 million shares versus 59.9 million in last year's first quarter. Average shares outstanding for diluted EPS for the first quarter of 1999 were 59.0 million shares versus 60.8 million in the same quarter of 1998.

Share repurchase: In 1996, the Corporation's board of directors approved an ongoing authorization to repurchase stock in an amount equivalent to that necessary to prevent dilution created by shares issued for stock options, employee and dealer stock purchase plans, and other corporate purposes. On June 27, 1997, the Corporation's board of directors authorized the repurchase of $100.0 million of the Corporation's common stock over a two-year period. On June 26, 1998, the Corporation's board of directors authorized an additional share repurchase program aggregating $100.0 million of the Corporation's common stock. In the first quarter of 1999, the Corporation's board of directors authorized an additional share repurchase program of $50.0 million. The Corporation repurchased $14.7 million or 492,800 shares in the first quarter of 1999. The Corporation's outstanding authorizations are approximately $140 million.

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

Year 2000 Update: The Corporation is engaged in a comprehensive project involving its information systems, third-party systems, products and information systems. The objective of this project is to identify, develop, implement and test any modifications that are required so that these systems will achieve a Year 2000 date conversion with no disruption to the Corporation's business operations. A committee has been established and given the responsibility for achieving this objective.

For the Corporation's information systems, the committee has substantially completed the first two phases of this project, identification and development, and is proceeding with the implementation and testing phases of the required modifications. In North America, the implementation of the BaaN enterprise-wide system, which is Year 2000 compliant, has been completed. In Europe, the Corporation has begun to upgrade or replace all mission critical systems. These projects are expected to be complete by the end of the second quarter of 1999, and no significant issues have been identified.

For third-party systems, the committee has communicated with suppliers, dealers, financial institutions and others with whom the Corporation does business, and has received responses from more than 90% of those contacted that they either are or plan on a timely basis to be Year 2000 compliant. For the Corporation's currently manufactured products, the committee has worked with most business units in the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


testing of their products for compliance and in most cases has found no indication that these products create date-related issues when used in customary applications. It is expected that any remaining issues will be resolved by December 1999. The committee also has been working with its third-party vendors to test and resolve issues regarding the Corporation's embedded systems. Based on testing completed to date, no significant issues have been identified.

The Corporation is currently conducting risk assessments of embedded systems at its facilities and manufacturing plants in North America and Europe. This assessment is more than 90% complete in North America and is 90% complete in Europe. These assessments are expected to be complete during the second quarter of 1999. No significant issues have been identified.

The Corporation has begun, but not yet completed, a comprehensive analysis of the costs and operational problems that may occur if the Corporation or third parties fail to achieve Year 2000 compliance on a timely basis. The Corporation is also in the process of establishing a contingency plan in order to deal with the most reasonably likely worst-case scenario, although such scenario has not yet been identified. The Corporation expects to have the analysis complete and a contingency plan in place by the end of the third quarter of 1999.

Based on information currently known to it, the Corporation expects to be fully Year 2000 compliant by the end of the fourth quarter of 1999. The Corporation believes that total costs for the compliance activities, which are primarily outside North America, will approximate between $5 million and $7 million through December 1999. Through the end of the first quarter of 1999, the Corporation has spent $2.2 million on these Year 2000 issues, with funding being provided by cash flows from operations. None of the Corporation's other information technology projects have been delayed as a result of these issues.

Euro Conversion: On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro trades on currency exchanges and may be used in business transactions. Beginning in January 2002, the new euro-denominated bills and coins will be used, and legacy currencies will be withdrawn from circulation. The Corporation's operating subsidiaries affected by the euro conversion are developing plans to address the systems and business issues affected by the euro currency conversion. These issues include, among others, (i) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions, and (ii) the competitive impact of cross-border price transparency, which may affect pricing strategies. The Corporation does not expect this conversion to have a material impact on its financial condition or results of operations.

Value at Risk: The Corporation uses derivative instruments to manage well-defined interest rate and foreign currency exposures and to limit the impact of interest rate and foreign currency rate changes on earnings and cash flows. The Corporation does not use derivative instruments for trading purposes.

The Corporation utilizes a "Value-at-Risk" ("VAR") model to determine the potential one-day loss in the fair value of its interest rate and foreign exchange sensitive financial instruments from adverse changes in market factors. The VAR model estimates are made assuming normal market conditions and a 95%
confidence level. The Corporation's computations are based on the interrelationships among movements

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

in various currencies and interest rates (variance/co-variance technique). These interrelationships are determined by observing interest rate and foreign currency market changes over the previous quarter for year-end.

The Corporation has operations in a number of countries and has intercompany transactions among them and, as a result, is exposed to changes in foreign currency exchange rates. The Corporation manages most of these exposures on a consolidated basis, which allows netting certain exposures to take advantage of any natural offsets. To the extent the net exposures are hedged, forward contracts are used. The Corporation also enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates.

In  the  first  quarter  of  1999,  the  Corporation   examined  the  underlying
instruments and determined that there had been no significant movements in the factors used in its model nor in market conditions.

The VAR model is a risk tool and does not purport to represent actual losses in fair value that will be incurred by the Corporation, nor does it consider the potential effect of favorable changes in market factors.

Subsequent Event: Subsequent to the end of the first quarter, the Corporation announced that the respective board of directors of the Corporation and Sandvik AB have entered into a definitive agreement that the Corporation will acquire the Sandvik Saws and Tools division for approximately $400.0 million. This acquisition will be financed through debt, and accounted for under purchase accounting rules. The Corporation expects the transaction to have no impact on 1999 earnings, and to be accretive to Snap-on's earnings per share beginning in 2000.

Sandvik Saws and Tools, based in Sandviken, Sweden, is one of the largest manufacturers and suppliers of professional hand tool products. This division has approximately 2,700 employees worldwide, with 12 manufacturing plants and 4 distribution centers. They sell to both the retail and industrial channels supported by a worldwide sales force. They have sales of approximately $325 million (60% Europe, 26% U.S. and Latin America, and 14% in Asia/Pacific and the rest of the world).

Safe Harbor: Statements in this document that are not historical facts, including statements (i) that include the words "believes," "expects," "anticipates," or "estimates" or words of similar meaning with reference to the Corporation or management; (ii) specifically identified as forward-looking; or
(iii) describing the Corporation's or management's future plans, objectives or goals, are forward-looking statements. The Corporation or its representatives may also make similar forward-looking statements from time to time orally or in writing. The Corporation cautions the reader that these statements are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Those important factors include the Corporation's ability to manufacture, distribute, and/or record the sale of products during the implementation of a new computer system involving the replacement of hardware and software components and the enterprise-wide linking of all functions; the timing or speed with which the Corporation can implement the Project Simplify initiatives and the roll-out of Snap-on Credit LLC without unanticipated complications; the Corporation's ability to withstand external negative factors including changes in trade, monetary and fiscal policies, laws and regulations, or other activities of governments or their agencies; significant changes in the current competitive environment; inflation; currency fluctuations or the material worsening of the economic and political situation in Asia or other parts of the world; and the achievement of productivity improvements and cost reductions. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Corporation operates in a continually changing business environment and new factors emerge from time to time. The Corporation cannot predict such factors nor can it assess the impact, if any, of such factors on the Corporation or its results. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Corporation disclaims any responsibility to update any forward-looking statement provided in this document.

                           PART II. OTHER INFORMATION


Item 6: Exhibits and reports on Form 8-K
----------------------------------------

Item 6(a):  Exhibits
--------------------

Exhibit 27        Financial Data Schedule

Item 6(b): Reports on Form 8-K Filed During the Reporting Period
----------------------------------------------------------------

 Date Filed        Date of Report            Item
 ----------        --------------            ----
January 19, 1999  January 3, 1998    Item 2. The Corporation  filed a report
                                     relating to the  establishment of the
                                     joint venture know as Snap-on Credit LLC with Newcourt Financial USA Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.



                               SNAP-ON INCORPORATED


Date:  May 18, 1999            /s/ R. A. Cornog
       ------------            -------------------------------------------------
                               R. A. CORNOG
                               (Chairman, President and Chief Executive Officer)


Date:  May 18, 1999            /s/ N. T. Smith
       ------------            -------------------------------------------------
                               N. T. SMITH
                               (Principal Accounting Officer and Controller)

                                 EXHIBIT INDEX

Exhibit No.                   Description
-----------                   -----------

27                       Financial Data Schedule