Form 10-Q
period 1999-07-03
SNAP ON INC
filed 1999-08-17
CIK 91440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ---

     For  quarterly period ended July 3, 1999

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Class                            Outstanding at July 31, 1999
--------------------------                ----------------------------
Common stock, $1 par value                     58,469,617 shares

                              SNAP-ON INCORPORATED

                                      INDEX

                                                                       Page

Part I. Financial Information

          Consolidated  Statements of Earnings -
          Thirteen and  Twenty-six  Weeks Ended
          July 3, 1999 and July 4, 1998                                  3

          Consolidated Balance Sheets -
          July 3, 1999 and January 2, 1999                             4-5

          Consolidated Statements of Cash Flows -
          Twenty-six Weeks Ended
          July 3, 1999 and July 4, 1998                                  6

          Notes to Consolidated Unaudited Financial Statements        7-13

          Management's  Discussion  and  Analysis  of
          Financial  Condition  and Results of Operations            14-19

Part II. Other Information                                              20


                          PART I. FINANCIAL INFORMATION

                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands except per share data)
                                   (Unaudited)
                                                                Thirteen Weeks Ended                   Twenty-six Weeks Ended
                                                             July 3,           July 4,              July 3,          July 4,
                                                               1999             1998                 1999             1998
                                                           ----------       ----------           -----------       -----------
Net sales                                                  $  473,153       $  442,176           $   925,738       $   868,605

Cost of goods sold                                           (247,888)        (237,486)             (481,572)         (452,370)

Operating expenses                                           (174,482)        (178,148)             (356,711)         (348,980)

Restructuring and other non-recurring charges                  (7,037)               -                (8,970)                -

Net finance income                                             13,141           15,893                34,133            32,872

Interest expense                                               (5,417)          (5,449)              (10,098)           (9,482)

Other income (expense) - net                                  (12,406)          (1,578)              (13,239)           (2,228)
                                                           ----------       ----------           -----------       -----------

      Earnings before income taxes                             39,064           35,408                89,281            88,417

Income tax provision                                           14,065           12,747                32,041            31,830
                                                           ----------       ----------           -----------       -----------

Net earnings                                               $   24,999       $   22,661           $    57,240       $    56,587
                                                           ==========       ==========           ===========       ==========

Earnings per weighted average
 common share - basic                                      $      .43       $      .38           $       .98       $       .95
                                                           ==========       ==========           ===========       ===========

Earnings per weighted average
 common share - diluted                                    $      .42       $      .38           $       .97       $       .94
                                                           ==========       ==========           ===========       ===========

Weighted average common shares
  outstanding - basic                                          58,384           59,186                58,477            59,540

Effect of dilutive options                                        420              819                   420               819
                                                           ----------       ----------           -----------       -----------

Weighted average common shares
  outstanding - diluted                                        58,804           60,005                58,897            60,359
                                                           ==========       ==========           ===========       ===========

Dividends declared per common share                        $      .45       $      .43           $       .67       $       .64
                                                           ==========       ==========           ===========       ===========


        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                                  (Unaudited)
                                                    July 3,        January 2,
                                                     1999            1999
                                                  ------------    -----------
ASSETS
   Current Assets
      Cash and cash equivalents                   $     15,664    $    15,041

      Accounts receivable, less allowances             500,548        554,703

      Inventories
         Finished stock                                379,732        359,358
         Work in process                                44,881         38,357
         Raw materials                                  65,443         74,192
         Excess of current cost over LIFO cost         (97,296)       (96,471)
                                                  ------------    -----------
         Total inventory                               392,760        375,436

       Prepaid expenses and other assets               131,068        134,652
                                                  ------------    -----------
         Total current assets                        1,040,040      1,079,832

   Property and equipment
      Land                                              19,414         19,572
      Buildings and improvements                       177,133        175,385
      Machinery and equipment                          387,251        388,862
                                                  ------------    -----------
                                                       583,798        583,819
      Accumulated depreciation                        (313,817)      (311,789)
                                                  ------------    -----------
         Total property and equipment                  269,981        272,030

   Deferred income tax benefits                         51,533         60,139
   Intangible and other assets                         308,624        262,919
                                                  ------------    -----------

            Total assets                          $  1,670,178    $ 1,674,920
                                                  ============    ===========


        The accompanying notes are an integral part of these statements.


                                                        SNAP-ON INCORPORATED
                                                     CONSOLIDATED BALANCE SHEETS
                                              (Amounts in thousands except share data)


                                                                                 (Unaudited)
                                                                                    July 3,             January 2,
                                                                                     1999                  1999
                                                                                -------------          ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
      Accounts payable                                                          $      80,166          $     89,442
      Notes payable and current maturities of long-term debt                           61,812                93,117
      Dividends payable                                                                13,436                     -
      Accrued compensation                                                             40,975                42,105
      Dealer deposits                                                                  39,204                42,421
      Deferred subscription revenue                                                    41,768                34,793
      Accrued restructuring reserve                                                    21,307                26,165
      Other accrued liabilities                                                       158,003               130,010
                                                                                -------------          ------------
         Total current liabilities                                                    456,671               458,053

   Long-term debt                                                                     252,856               246,644
   Deferred income taxes                                                                9,959                 9,587
   Retiree health care benefits                                                        90,047                89,124
   Pension and other long-term liabilities                                             97,680               109,245
                                                                                -------------          ------------
         Total liabilities                                                            907,213               912,653

SHAREHOLDERS' EQUITY
   Preferred stock - authorized 15,000,000 shares
      of $1 par value; none outstanding                                                     -                     -
   Common stock - authorized 250,000,000 shares
      of $1 par value; issued -
      July 3, 1999 - 66,707,243 shares
      January 2, 1999 - 66,685,169 shares                                              66,707                66,685
   Additional paid-in capital                                                         124,720               117,384
   Retained earnings                                                                  901,252               883,207
   Accumulated other comprehensive income (loss)                                      (39,458)              (30,231)
   Grantor stock trust at fair market value - 6,728,486
      and 6,924,019 shares                                                           (241,805)             (241,042)
   Treasury stock at cost - 1,509,140 and 1,016,224 shares                            (48,451)              (33,736)
                                                                                -------------          ------------

         Total shareholders' equity                                                   762,965               762,267
                                                                                -------------          ------------

         Total liabilities and shareholders' equity                             $   1,670,178          $  1,674,920
                                                                                =============          ============



        The accompanying notes are an integral part of these statements.


                                                        SNAP-ON INCORPORATED
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Amounts in thousands)
                                                             (Unaudited)
                                                                                      Twenty-six Weeks Ended
                                                                                    July 3,               July 4,
                                                                                     1999                  1998
                                                                                -------------          -----------
OPERATING ACTIVITIES
  Net earnings                                                                  $      57,240          $     56,587
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
     Depreciation                                                                      19,183                16,783
     Amortization                                                                       5,650                 4,199
     Deferred income taxes                                                              9,920                   (44)
     (Gain) on sale of assets                                                            (995)               (1,462)
     Loss on currency hedge for purchase
       price commitment, net of tax                                                     8,700                     -
     Charges due to restructuring and other
       non-recurring charges, net of tax                                                5,640                     -
  Changes in operating assets and liabilities:
     Decrease in receivables                                                           52,874                31,792
     (Increase) in inventories                                                        (18,584)              (60,471)
     Decrease in prepaid and other assets                                               9,043                31,301
     (Decrease) in accounts payable                                                    (9,251)               (8,479)
     Increase (decrease) in accruals and other liabilities                              9,827               (59,517)
                                                                                -------------          ------------

  Net cash provided by operating activities                                           149,246                10,689

INVESTING ACTIVITIES
  Capital expenditures                                                                (19,991)              (20,272)
  Acquisitions of businesses                                                          (70,257)              (53,407)
  Disposal of property and equipment                                                    3,650                 2,083
                                                                                -------------          ------------

  Net cash used in investing activities                                               (86,598)              (71,596)

FINANCING ACTIVITIES
  Payment of long-term debt                                                              (335)                 (780)
  Increase in long-term debt                                                            6,356                46,269
  Increase (decrease) in short-term borrowings-net                                    (33,461)               81,597
  Purchase of treasury stock                                                          (14,714)              (61,458)
  Proceeds from stock plans                                                             6,594                 6,717
  Cash dividends paid                                                                 (25,760)              (25,049)
                                                                                -------------          ------------

Net cash provided by (used in) financing activities                                   (61,320)               47,296

Effect of exchange rate changes on cash                                                  (705)                 (106)
                                                                                -------------          ------------

Increase (decrease) in cash and cash equivalents                                          623               (13,717)

Cash and cash equivalents at beginning of period                                       15,041                25,679
                                                                                -------------          ------------

Cash and cash equivalents at end of period                                      $      15,664          $     11,962
                                                                                =============          ============



        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. This report should be read in conjunction with the consolidated financial statements and related notes included in Snap-on Incorporated's Annual Report for the year ended January 2, 1999.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments and adjustments related to restructuring and other non-recurring charges) necessary to a fair statement of financial condition and results of operations for the thirteen and twenty-six weeks ended July 3, 1999 have been made. Management also believes that the results of operations for the thirteen and twenty-six weeks ended July 3, 1999 are not necessarily indicative of the results to be expected for the full year. Certain prior-year amounts have been reclassified to conform with current-year presentation.

2. Snap-on Incorporated (the "Corporation") normally declares and pays in cash four regular, quarterly dividends. However, the third quarter dividend in each year is declared in June, giving rise to two regular quarterly dividends appearing in the second quarter and correspondingly, three regular quarterly dividends appearing in the first twenty-six weeks' statements.

3. Income tax paid for the twenty-six week period ended July 3, 1999 and July 4, 1998 was $8.7 million and $34.0 million. Interest paid for the twenty-six week period ended July 3, 1999 and July 4, 1998 was $13.4 million and $9.4 million.

4. In 1998, the Corporation announced a simplification initiative ("Project Simplify") which is a broad program of internal rationalizations, consolidations and reorganizations. The goal is to make the Corporation's business operations simpler and more effective. Project Simplify, upon completion in the first quarter of 2000, will result in the closing of six manufacturing facilities, seven warehouses and 47 small offices in North America and Europe; the elimination of 1,100 positions; the discontinuance of 12,000 stock keeping units ("SKUs") of inventory; and the consolidation of certain business units. Total charges for Project Simplify are composed of restructuring charges, other non-recurring charges and related transitional costs.

     For the second quarter and first six months of 1999, the Corporation recorded pre-tax charges of $7.0 million and $9.0 million, respectively, of other non-recurring charges. Total reported charges related to Project Simplify as of July 3, 1999 are $158.8 million. This amount consists of $75.6 million of restructuring charges and $83.2 million of other non-recurring charges.

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

     The composition of the Corporation's $75.6 million restructuring charges is as follows:

                                         Original                         Write-down                        Restructuring
                                    Restructuring        Additions         of Assets             Cash         Reserves as
      (Amounts in thousands)             Reserves      to Reserves     to Fair Value         Payments        July 3, 1999
                                         --------      -----------     -------------        ---------        ------------
      Expenditures for severance
         and other exit costs            $ 21,105         $  1,969        $        -        $ (10,854)          $  12,220
      Loss on the write-down
         of intangibles and
         goodwill                          36,240              298           (36,538)               -                   -
      Charges for warranty
         provisions                         9,660                -                 -             (573)              9,087
      Loss on the write-down
         of assets                          5,978              357            (6,335)               -                   -
                                         --------         --------        ----------        ---------           ---------
      Total restructuring
        reserves                         $ 72,983         $  2,624        $  (42,873)       $ (11,427)          $  21,307
                                         ========         ========        ==========        =========           =========

     The Corporation has recorded restructuring charges of $15.5 million for severance and of $7.6 million for non-cancelable lease agreements on facilities to be closed and other exit costs associated with Project Simplify. Severance costs provided for worldwide salaried and hourly employees relate to facility closures, staffing redundancies elimination and operational streamlining. As of July 3, 1999, 889 employees of an estimated 1,100 have separated from the Corporation and severance payments of $7.2 million have been made. The elimination of the remaining positions is expected by the first quarter of 2000. The Corporation has adjusted property, plant and equipment and other assets to net realizable value through a $6.3 million restructuring charge.

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

     Other non-recurring Charges: As part of Project Simplify, the Corporation has recorded other non-recurring charges in the amount of $83.2 million. These charges include the elimination of $50.9 million of discontinued SKUs of inventory, costs to resolve certain legal matters in the amount of $18.7 million and other transitional costs in the amount of $13.6 million. Transitional costs, which are comprised of employee incentives ($1.9 million), relocation costs ($4.6 million) and professional services ($7.1 million), do not qualify for restructuring accrual treatment and are therefore expensed when incurred. The reduction of SKUs is an effort to reduce the transaction costs and working capital intensity of the Corporation's product offering, and refocus on high

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

     volume growth products. The charge for certain legal matters includes legal costs to conclude these issues. The non-recurring charge related to the reduction of SKUs has been included as part of Cost of Goods Sold - Discontinued Products, while the remaining non-recurring charges have been included in Restructuring and Other Non-recurring Charges on the accompanying Consolidated Statements of Earnings.

5. During the second quarter of 1999, the Corporation announced that it had entered into a definitive agreement with Sandvik AB to acquire the Sandvik Saws and Tools division for approximately $400 million. The acquisition of Sandvik Saws and Tools is expected to close in September 1999. Sandvik Saws and Tools, based in Sandviken, Sweden, is a leading global manufacturer and supplier of professional hand tool products.

6. Earnings per share calculations were computed by dividing net earnings by the corresponding weighted average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method.

7. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging
     Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement of Financial Accounting Standards (SFAS) No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Corporation is currently evaluating the impact of this pronouncement.

8. Total comprehensive income, consisting of net earnings and foreign currency translation adjustments, for the thirteen and twenty-six week periods ended July 3, 1999 and July 4, 1998, was as follows:


                                            Thirteen Weeks Ended             Twenty-six Weeks Ended
                                          July 3,           July 4,          July 3,              July 4
    (Amounts in thousands)                   1999             1998              1999                1998
                                             ----             ----              ----                ----
      Net earnings                      $  24,999         $  22,661        $  57,240           $  56,587
      Foreign currency translation         (2,521)             (414)          (9,227)               (854)
                                        ---------         ---------        ---------           ---------
      Total comprehensive income        $  22,478         $  22,247        $  48,013           $  55,733
                                        =========         =========        =========           =========

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

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

     Interest Rate Derivative Instruments:
     ------------------------------------
     The Corporation enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. The differentials paid or received on interest rate agreements are accrued and recognized as adjustments to interest expense. Gains and losses realized upon settlement of these agreements are deferred and amortized to interest expense over a period relevant to the agreement if the underlying hedged instrument remains outstanding, or immediately if the underlying hedged instrument is settled.

     Foreign Currency Derivative Instruments:
     ---------------------------------------
     The Corporation has operations in a number of countries and has intercompany transactions among them and, as a result, is exposed to changes in foreign currency exchange rates. The Corporation manages most of these exposures on a consolidated basis, which allows netting certain exposures to take advantage of any natural offsets. To the extent the net exposures are hedged, forward contracts are used. Gains and/or losses on these foreign currency hedges are included in income in the period in which the exchange rates change. In the second quarter of 1999, the Corporation entered into a forward currency hedge to buy 3.2 billion of Swedish Krona on the US$400 million equivalent purchase price commitment for the Sandvik acquisition. The hedge was marked to market at the end of the second quarter resulting in a $13.6 million pre-tax unrealized loss. Other than the forward currency hedge related to the Sandvik acquisition, gains and/or losses from foreign currency hedges have not been material to the consolidated financial statements.

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

     The State of Texas subsequently terminated the emissions program described in the contracts. The Tejas companies filed for bankruptcy and commenced litigation in state and federal court against the TNRCC and related entities. The Corporation has recorded as assets the net amounts paid under the Guaranty that are expected to be received from the State of Texas pursuant to a settlement agreement approved by the U.S. Bankruptcy Court. Under this settlement agreement, the obligation under the Guaranty previously recorded as a contingent liability in the amount of $38.5 million was satisfied, leaving an expected receivable of $55.2 million. In 1998, the Corporation received $18.2 million, leaving a net receivable balance of $37.0 million as of July 3, 1999. This amount is included in Intangible and Other Assets on the accompanying Consolidated Balance Sheets. The Texas Legislature has appropriated funds to settle the amount outstanding during its session which concluded May 31, 1999. The Corporation believes recovery of the net receivable is probable.

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)


     In April 1996, the Corporation filed a complaint against SPX Corporation ("SPX") alleging infringement of the Corporation's patents and asserting claims relating to SPX's hiring of the former president of Sun Electric. SPX filed a counterclaim, alleging infringement of certain SPX patents. Upon the Corporation's request for reexamination, the U.S. Patent and Trademark Office initially rejected SPX's patents as invalid, but recently reconfirmed them. Document and deposition discovery is proceeding. The original trial date for non-patent claims, set for April 5, 1999, has been postponed. No trial dates have been established for either the patent or non-patent claims. The Corporation believes it has numerous meritorious defenses to SPX's claims, including defenses of patent invalidity and non-infringement, and intends to vigorously prosecute the claims it has raised. Neither the complaint nor the counterclaim contains specific allegations of damages; however, the parties' claims could involve multiple millions of dollars. It is not possible at this time to assess the outcome of any of the claims.

     The Corporation is involved in various legal matters, which are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on the Corporation's financial statements.

11. In 1998, the Corporation created a Grantor Stock Trust ("GST"). In conjunction with the formation of the GST, the Corporation sold 7.1 million shares of treasury stock to the GST. The sale of these shares had no net impact on shareholders' equity or on the Corporation's Consolidated Statements of Earnings. The GST is a funding mechanism for certain benefit programs and compensation arrangements, including the incentive stock program and employee and franchised dealer stock purchase plans. The Northern Trust Company, as trustee of the GST, will vote the common stock held by the GST based on the directions of non-director employees holding vested options and certain employee and dealer participants in those stock purchase plans, as set forth in the GST Agreement. The GST is recorded as Grantor Stock Trust at Fair Market Value on the accompanying Consolidated Balance Sheets. Shares owned by the GST are accounted for as a reduction to shareholders' equity until used in connection with employee benefits. Each period, the shares owned by the GST are valued at the closing market price, with corresponding changes in the GST balance reflected in additional paid-in capital.

12. In January 1999, the Corporation recorded a gain in accordance with SFAS No. 125. of $40 million (reported in 1998 annual report as a preliminary estimate of $44 million before post-closing adjustments) pre-tax that resulted from the sale of $141.1 million of U.S. installment accounts receivables to Newcourt Financial USA Inc. ("Newcourt"). A significant portion of the receivables sold to Newcourt were previously securitized with a third party. The Corporation reacquired these previously securitized receivables through an arms length transaction and they were recorded at cost. These receivables, along with previously unsecuritized receivables, were sold to Newcourt resulting in a pre-tax gain of $40 million. The gain is being recognized over a two-year period.

13. In 1998, the Corporation adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way the Corporation reports information about its operating segments. The information for 1998 has been restated from the prior years' presentation in order to conform to the 1999 presentation.

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)


     The Corporation's segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Corporation has five reportable segments: North America Transportation, North America Other, Europe, International and Financial Services. The North America Transportation segment consists of the Corporation's business operations serving primarily the franchised dealer channel in the United States and
     Canada. The North America Other segment consists of the Corporation's business operations serving the direct sales and distributor channels in the United States and Canada, as well as the Corporation's exports from the United States. The Europe segment consists of the Corporation's operations in Europe and Africa. The International segment consists of the
     Corporation's operations in the Asia/Pacific region and Latin America. These four segments derive revenues primarily from the sale of tools and equipment. The Financial Services segment derives royalty income, based on new loan originations, and management fees from Snap-on Credit LLC, a 50% owned joint venture with Newcourt Financial USA Inc. ("Newcourt"). Earnings from this segment also includes a portion of the amortization of the approximately $40 million pre-tax gain that resulted from the Corporation's sale of installment accounts receivables to Newcourt. The overall gain is being recognized over a two year period. The Financial Services segment also provides limited financing to technicians, shop owners and dealers.

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

     Financial data by segment for the thirteen and twenty-six weeks ended:

                                                            Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                           July 3,           July 4,           July 3,            July 4,
     (Amounts in thousands)                                   1999             1998              1999                1998
                                                              ----             ----              ----                ----
     Revenues from external customers:
     North America Transportation                      $   228,533      $    218,380      $   445,385        $    422,555
     North America Other                                   121,963           110,725          232,873             225,416
     Europe                                                101,164            94,246          208,450             182,901
     International                                          21,493            18,824           39,030              37,732
                                                       -----------      ------------      -----------        ------------
     Total from reportable segments                    $   473,153      $    442,175      $   925,738        $    868,604
                                                       ===========      ============      ===========        ============


                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

                                                             Thirteen Weeks Ended                 Twenty-six Weeks Ended
                                                           July 3,           July 4,           July 3,            July 4,
     (Amounts in thousands)                                   1999              1998             1999                1998
                                                              ----              ----             ----                ----
      Intersegment revenues:
      North America Transportation                   $           -      $          -       $        -        $         11
      North America Other                                   70,209            57,367          132,110             114,392
      Europe                                                 2,798             1,632            5,215               3,362
      International                                              3                 1                3                  47
                                                     -------------      ------------       ----------        ------------
      Total from reportable segments                        73,010            59,000          137,328             117,812
      Elimination of intersegment revenue                  (73,010)          (59,000)        (137,328)           (117,812)
                                                     -------------      ------------       ----------        ------------
      Total consolidated intersegment revenue        $           -      $          -       $        -        $          -
                                                     =============      ============       ==========        ============

      Earnings:
      North America Transportation                   $      24,657      $      9,528       $   47,414        $     29,058
      North America Other                                   24,233            18,238           38,926              41,316
      Europe                                                 2,103               392            3,098                 (98)
      International                                           (210)           (1,616)          (1,983)             (3,021)
      Financial Services                                    13,141            15,893           34,133              32,872
                                                     -------------      ------------       ----------        ------------
      Total from reportable segments                        63,924            42,435          121,588             100,127
      Restructuring and other
        non-recurring charges                               (7,037)                -           (8,970)                  -
      Interest expense                                      (5,417)           (5,449)         (10,098)             (9,482)
      Other income (expense) - net                         (12,406)           (1,578)         (13,239)             (2,228)
                                                     -------------      ------------       ----------        ------------
      Total consolidated earnings before taxes       $      39,064      $     35,408       $   89,281        $     88,417
                                                     =============      ============       ==========        ============

      Financial data by segment as of:                     July 3,        January 2,
      (Amounts in thousands)                                  1999              1999
                                                              ----              ----
       Total assets:
      North America Transportation                   $     512,918      $    516,372
      North America Other                                  618,803           591,831
      Europe                                               405,431           407,663
      International                                         60,405            56,293
      Financial Services                                   139,810           231,092
                                                     -------------      ------------
      Total from reportable segments                 $   1,737,367      $  1,803,251
                                                     =============      ============


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview: The Corporation posted record sales for the second quarter and first six months of 1999, and increased net earnings and earnings per share. Net sales increased 7.0% to $473.2 million for the second quarter and increased 6.6% to $925.7 million for the first six months of 1999 as compared to the comparable 1998 periods of $442.2 million and $868.6 million. The increase in net sales in the second quarter was driven by increases across all segments and was the seventh consecutive second quarter with record sales. Reported net earnings for the second quarter and first six months of 1999 were $25.0 million and $57.2 million as compared to $22.7 million and $56.6 million in the comparable prior year periods. Reported diluted earnings per share for the second quarter and first six months of 1999 were $0.42 per share and $0.97 per share as compared to $0.38 per share and $0.94 per share in the comparable prior year periods.

Net earnings for the second quarter, excluding other non-recurring charges related to Project Simplify of $4.5 million after-tax and the negative impact of the forward currency hedge on the US$400 million equivalent purchase price commitment for the Sandvik acquisition of $8.7 million after-tax ("non-recurring items"), improved to $38.2 million from $22.7 million, an increase of 68.6% from the same year-ago period. Net earnings for the first six months of 1999, excluding other non-recurring charges of $5.7 million after-tax and the negative impact of a currency hedge of $8.7 million after-tax, increased 26.5% to $71.6 million, versus $56.6 million in the same period a year ago. Diluted earnings per share for the 1999 second quarter were $0.65, excluding non-recurring items. For the first six months of 1999, diluted earnings per share were $1.22, excluding non-recurring items.

Operating expenses as a percentage of net sales decreased to 36.9% in the second quarter of 1999 from 40.3% in prior year period. For the six month period, operating expenses as a percentage of net sales decreased to 38.5% in 1999 from 40.2% in the prior year period. The declines in operating expenses as a percentage of net sales reflects the streamlining benefits of Project Simplify actions, the absence of computer system difficulties experienced last year, a generally lower level of costs present in the organization, and the growth in net sales.

The Corporation's simplification initiative, Project Simplify, is a broad program of internal rationalizations, consolidations and reorganizations intended to make the Corporation's business operations simpler and more effective. The actions associated with Project Simplify, upon completion in the first quarter of 2000, are expected to lead to the closing of six manufacturing facilities, seven warehouses and 47 small offices in North America and Europe; the elimination of more than 1,100 positions; the elimination of nearly 12,000 SKUs; and the consolidation of certain business units. As of the end of the second quarter of 1999, 889 positions were eliminated, 44 facilities were closed and the SKU reduction activities were on schedule with over 75% of target achieved to date. The closing of the remaining 16 facilities and the elimination of the remaining 211 positions is expected to be completed by the first quarter of 2000. The Corporation expects to realize annual cost savings of approximately $60 million from the initiative. On an annual run-rate basis, the Corporation expects to achieve half of these savings in 1999, with the full amount achieved in 2000. As of July 3, 1999, annualized savings in excess of $30 million were achieved.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In the second quarter and first six months of 1999, $7.0 million ($4.5 million or $0.08 per share after-tax) and $9.0 million ($5.7 million or $0.10 per share after-tax) of other non-recurring charges were taken in connection with Project Simplify, primarily for reassignment of personnel and costs for facilities consolidation. Of the expected total charge of approximately $185.0 million to be recorded through the first quarter of 2000, a total of $158.8 million in pre-tax charges have been recorded through the second quarter of 1999 (including $133.1 million in the third quarter of 1998, $16.8 million in the fourth quarter of 1998, $1.9 million in the first quarter of 1999, and $7.0 million in the second quarter of 1999). Approximately one-half of the total charges will be non-cash with the remaining costs requiring cash outflows which will be and are being provided from operations.

Finance income for the second quarter of 1999 was $13.1 million, a decrease of 17.3% from second quarter 1998 of $15.9 million, reflecting the expected decline resulting from the reduced level of extended credit receivables. This lower level is the result of the sale of extended credit receivables in the first quarter to Snap-on Credit LLC. Finance income for the first six months of 1999 was $34.1 million, an increase of 3.8% from six-month 1998 finance income of $32.9 million. The increase in finance income for the six month period is due to gains on the initial sale of non-recourse receivables to Snap-on Credit LLC and strong originations in the first quarter partially offset by the reduced level of extended credit receivables in the second quarter.

Segment Results: North America Transportation sales consist of business operations serving the dealer channel in the U.S. and Canada. For the second quarter of 1999, sales were $228.5 million, an increase of 4.6% over second quarter 1998 sales of $218.4 million. For the first six months of 1999, sales were $445.4 million, an increase of 5.4% over six-month 1998 sales of $422.6 million. Renewed focus on Snap-on's traditional product lines - hand tools, tool storage and power tools - resulted in a significantly better product mix during the quarter and six month period. The resulting improvement in gross margin, impact of Project Simplify and the absence of computer system difficulties drove improved earnings in this segment.

North America Other sales consist of business operations serving the direct sales and distributor channels in the U.S. and Canada, as well as exports from the U.S. For the second quarter of 1999, sales were $122.0 million, an increase of 10.1% over second quarter 1998 sales of $110.7 million, reflecting solid growth to industrial customers and equipment sales to the Corporation's growing base of national and OEM accounts. For the first six months of 1999, sales were $232.9 million, an increase of 3.3% over six-month 1998 sales of $225.4 million, reflecting growth to industrial customers and equipment sales to the growing base of national and OEM accounts partially offset by the reduction in emissions and a discontinued product line.

Europe sales consist of business operations in Europe and Africa. For the second quarter of 1999, sales were $101.2 million, an increase of 7.3% over second quarter 1998 sales of $94.2 million. For the first six months of 1999, sales were $208.5 million, an increase of 14.0% over six-month 1998 sales of $182.9 million. The increases in both periods year over year is mainly from sales increases as a result of acquisitions. Excluding acquisitions, sales overall were roughly flat in local currencies in the second quarter, as weakness continued in exports to Eastern Europe and Russia. Currency exchange rates negatively affected segment sales by approximately four percentage points for the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

second quarter and one percentage point for the first six months of 1999 as compared to prior year periods.

International sales consist of business operations in the Asia/Pacific and Latin America markets, with the majority derived from Japan and Australia. For the second quarter of 1999, sales were $21.5 million, an increase of 14.2% over second quarter 1998 sales of $18.8 million. For the first six months of 1999, sales were $39.0 million, an increase of 3.4% over six-month 1998 sales of $37.7 million. Although reported results increased year over year, operations continue to be affected by the weakened economies in the Asia/Pacific region.


FINANCIAL CONDITION

Liquidity: Cash and cash equivalents increased to $15.7 million at the end of the second quarter from $15.0 million at the end of 1998. Working capital increased to $583.4 million at second quarter end, from $621.8 million at the end of 1998.

In September 1994, the Corporation filed a registration statement with the Securities and Exchange Commission that allows the Corporation to issue from time to time up to $300 million of unsecured indebtedness. In October 1995, the Corporation issued $100 million of its notes to the public. The shelf
registration  gives  the  Corporation   financing  flexibility  to  operate  the
business.

The Corporation believes it has sufficient sources of liquidity to support working capital requirements, finance capital expenditures, pay dividends and provide for costs of Project Simplify. The corporation intends to finance the acquisition of Sandvik through existing credit facilities.

Accounts receivable less allowances: Accounts receivable less allowances decreased 9.8% to $500.5 million at the end of the second quarter, compared with $554.7 million at the end of 1998, mainly reflecting the sale of additional non-securitized receivables to Snap-on Credit LLC.

Inventories: Inventories increased 4.6% to $392.8 million in the 1999 second quarter, compared with $375.4 million at the end of 1998, primarily due to seasonal inventory buildups.

Liabilities: Total short-term and long-term debt was $314.7 million at the end of the second quarter, compared with $339.8 million at the end of 1998. The decrease is due to payments made from funds received from the extended credit receivable portfolio sale which were partially offset by cash paid for acquisitions, the repurchase of common stock and working capital needs.

Average shares outstanding: Average shares outstanding for diluted EPS and basic EPS in 1999's second quarter were 58.8 million and 58.4 million shares versus
60.0 million and 59.2 million in last year's second quarter. Average shares outstanding for diluted EPS and basic EPS in the first six months of 1999 were
58.9 million and 58.5 million shares versus 60.4 million and 59.5 million in last year's second quarter.

Share repurchase: In 1996, the Corporation's board of directors approved an ongoing authorization to repurchase stock in an amount equivalent to that necessary to prevent dilution created by shares issued for stock options, employee and dealer stock purchase plans, and other corporate purposes. On June 27,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

1997, the Corporation's board of directors authorized the repurchase of $100.0 million of the Corporation's common stock over a two-year period. On June 26, 1998, the Corporation's board of directors authorized an additional share repurchase program aggregating $100.0 million of the Corporation's common stock. In the first quarter of 1999, the Corporation's board of directors authorized an additional share repurchase program of $50.0 million. The Corporation repurchased $14.7 million or 492,800 shares in the first quarter of 1999. The Corporation did not repurchase any additional shares of its common stock in the second quarter of 1999. The Corporation's outstanding authorizations are approximately $140 million.

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

Year 2000 Update: The Corporation is engaged in a comprehensive project involving its information systems, third-party systems, and products. The objective of this project is to identify, develop, implement and test any modifications that are required so that these systems and products will achieve a Year 2000 date conversion with no disruption to the Corporation's business operations. A committee has been established and given the responsibility for achieving this objective.

For the Corporation's information systems, the committee has completed the risk assessment phase of this project, and is finalizing the remediation and testing phases of the required modifications. In North America, the implementation of the BaaN enterprise-wide system, which is Year 2000 compliant, has been completed. The Corporation has substantially completed the replacement or upgrades of the mission critical systems worldwide. These projects are expected to be completed by the end of the third quarter of 1999, and no significant issues have been identified.

For third-party systems, the Corporation has communicated with suppliers, dealers, financial institutions and others with which the Corporation does business, and has received responses from more than 95% of those contacted that they either are, or plan on a timely basis to be Year 2000 compliant.

The Corporation tested its current product line for Year 2000 compliance and found no date-related issues in these products. The Corporation also tested its previously manufactured products likely to still be in use and has established mechanisms to address any date related issues found and to communicate with customers regarding the handling of these issues, whether or not covered by the product warranty.

The Corporation completed its risk assessment and is finalizing the remediation and testing of embedded systems at its facilities and manufacturing plants worldwide. This is more than 95% complete. No significant issues have been identified and these final phases are expected to be completed during the third quarter of 1999.

The Corporation is completing a comprehensive analysis of the costs and operational problems that may occur if the Corporation or third parties fail to achieve Year 2000 compliance on a timely basis.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Corporation is continuing to develop contingency plans for its critical business systems and processes to deal with the most reasonably likely worst-case scenario. The Corporation could potentially experience disruptions to some mission critical operations as a result of Year 2000 problems outside of the Corporation's control. These disruptions could be caused by problems with systems utilized by significant suppliers, government entities, customers or others, as well as risks related to infrastructure (e.g., electricity supply and water and sewer service). The contingency plans cannot guarantee that mission critical systems or business functions will not be affected by Year 2000 problems, especially those related to third parties. The Corporation expects to have the analysis completed and contingency plans in place by the end of the third quarter of 1999.

Based on information currently known to it, the Corporation expects to be fully Year 2000 compliant by the end of the fourth quarter of 1999. None of the Corporation's other information technology projects has been delayed as a result of these issues. The Corporation believes that total costs for the compliance activities will approximate between $4 million and $6 million through December 1999. Through the end of the second quarter of 1999, the Corporation has spent $3.4 million on these Year 2000 issues, with funding provided by cash flows from operations. The estimated costs do not include any potential costs related to customer or other claims, or potential amounts related to executing contingency plans, such as costs incurred as a result of an infrastructure or supplier failure. All cost estimates are based on the current assessment of the projects and are subject to change as the projects progress. Based on currently available information, the Corporation does not believe that the Year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse effect on the Corporation's financial condition or its results. In addition, there can be no assurance that the failure to ensure Year 2000 capability by a supplier, customer or another party would not have a material adverse effect on the Corporation's financial condition or its results.

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

Sandvik Acquisition: During the second quarter of 1999, the Corporation announced that the respective boards of directors of the Corporation and Sandvik AB have entered into a definitive agreement that the Corporation will acquire the Sandvik Saws and Tools division for approximately $400 million. This acquisition will be financed through debt, and accounted for under purchase accounting rules. The Corporation recorded an after-tax charge of $8.7 million ($0.15 per diluted share after-tax) on the foreign currency hedge of the US$400 million equivalent purchase price commitment. The acquisition of Sandvik Saws and Tools is expected to close in September 1999. The Corporation expects this

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


transaction to have a minimal effect on 1999 earnings, and to be accretive to earnings per share beginning in 2000.

Sandvik Saws and Tools, based in Sandviken, Sweden, is a leading global manufacturer and supplier of professional hand tool products. This division has approximately 2,700 employees worldwide, with 12 manufacturing plants and 4 distribution centers. They sell to both the retail and industrial channels supported by a worldwide sales force. They have sales of approximately $325 million (60% Europe, 26% U.S. and Latin America, and 14% in Asia/Pacific and the rest of the world).

Safe Harbor: Statements in this document that are not historical facts, including statements (i) that include the words "believes," "expects," "anticipates," or "estimates" or words of similar importance with reference to the Corporation or management; (ii) specifically identified as forward-looking; or (iii) describing the Corporation's or management's future plans, objectives or goals, are forward-looking statements. The Corporation or its representatives may also make similar forward-looking statements from time to time orally or in writing. The Corporation cautions the reader that these statements are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Those important factors include the timing and progress with which the Corporation can implement the Project Simplify initiatives; the timing and progress related to the acquisition of Sandvik Saws and Tools, which could include failure to receive applicable approvals; the Corporation's ability to manufacture, distribute, and/or record the sale of products during the implementation of a new computer system involving the replacement of hardware and software components and the enterprise-wide linking of all functions; the Year 2000 issue; the Corporation's ability to withstand external negative factors including changes in trade, monetary and fiscal policies, laws and regulations, or other activities of governments or their agencies; significant changes in the current competitive environment; inflation; currency fluctuations or the material worsening of the economic and political situation in Asia or other parts of the world; and the achievement of productivity improvements and cost reductions. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Corporation operates in a continually changing business environment and new factors emerge from time to time. The Corporation cannot predict such factors nor can it assess the impact, if any, of such factors on the Corporation or its results. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Corporation disclaims any responsibility to update any forward-looking statement provided in this document.


Item 3: Qualitative and Qualitative Disclosures About Market Risk
-----------------------------------------------------------------


Pursuant to Item 305 of Regulation S-K, there were no material changes for the quarter ended July 3, 1999.

                           PART II. OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

The Corporation held its Annual Meeting of Shareholders on April 23, 1999. The following is a summary of the matters voted on in that meeting. There were 65,591,328 outstanding shares eligible to vote.

a)   The  shareholders  elected  four  members  of the  Corporation's  Board  of
     Directors,  whose  terms were up for  reelection,  to serve  until the 2002
     Annual Meeting. The persons elected to the Corporation's Board of Directors, the number of votes cast for and the number of votes withheld with respect to each of these persons were as follows:

            Director               For             Withheld            Term
            --------               ---             --------            ----
       Branko M. Beronja        54,855,125         1,493,532           2002
       Richard F. Teerlink      55,017,340         1,331,317           2002
       Donald W. Brinckman      55,000,369         1,348,288           2002
        George W. Mead          54,991,006         1,357,651           2002
        Leonard A. Hadley                                              2001
        Robert A. Cornog                                               2001
        Edward H. Rensi                                                2001
        Bruce S. Chelberg                                              2000
        Arthur L. Kelly                                                2000
        Roxanne J. Decyk                                               2000
        Jack D. Michaels                                               2000

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



                              SNAP-ON INCORPORATED



Date:  August 17, 1999        /s/ R. A. Cornog
       ----------------       -----------------------------------------------
                              R. A. CORNOG
                              (Chairman, President and Chief Executive Officer)


Date:  August 17, 1999        /s/ N. T. Smith
       ----------------       -----------------------------------------------
                              N. T. SMITH
                              (Principal Accounting Officer and Controller)

                                 EXHIBIT INDEX

Exhibit No.         Description

   27               Financial Data Schedule