Form 10-K405/A
period 1999-01-02
SNAP ON INC
filed 1999-09-10
CIK 91440

Securities & Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

Part IV, Item 14 of the Corporation's Annual Report on Form 10-K for the year ended January 2, 1999 is amended for purposes of filing a revised Exhibit 13:

Item 14: Exhibits, Financial Statements Schedules and Reports on Form 8-k


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

Schedule II Valuation and Qualifying Accounts and Reserves.      Page 14

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.


 SNAP-ON INCORPORATED

By: /s/N.T. Smith                                       Date: September 10, 1999
    Principal Accounting Officer and
    Controller

                                  EXHIBIT INDEX


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

  (10)  Material Contracts

      (a) Amended and Restated Snap-on Incorporated 1986 Incentive Stock Program (incorporated by reference to Exhibit (10)(a) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (Commission File No. 1-7724))*

      (b) Form of Restated Senior Officer Agreement between the Corporation and each of Robert A. Cornog, Branko M. Beronja, Frederick D. Hay, Donald S. Huml and Michael F. Montemurro (incorporated by reference to Exhibit (10)(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (Commission File No. 1-7724))*

      (c) Form of Restated Executive Agreement between the Corporation and each of Alan T. Biland, Sharon M. Brady, Richard V. Caskey, Dan G. Craighead, Dale F. Elliott, Nicholas L. Loffredo, Denis J. Loverine, Susan F. Marrinan and Neil T. Smith (incorporated by reference to Exhibit (10)(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (Commission File No. 1-7724))*

      (d) Deferred Compensation Waiver and Insurance Benefit Agreement between the Corporation and Robert A. Cornog dated January 30, 1998.* [X]

      (e) Deferred Compensation Waiver and Insurance Benefit Agreement between the Corporation and Branko M. Beronja dated December 21, 1998* [X]

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


  (12)        Computation of Ratio of Earnings to Fixed Charges  [X]

  (13) The following portions of the Corporation's Annual Report to Shareholders, which are incorporated by reference in this Form 10-K, are filed as Exhibit 13: Management's Discussion and Analysis of Operations and Financial Condition, Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statement of Shareholders' Equity and Comprehensive Income, Consolidated Statement of Cash Flows, Notes to Consolidated Financial Statements, Quarterly Financial Information, Six-year Data, Management's Responsibility for Financial Reporting, Report of Independent Public Accountants and Investor Information.


  (21)        Subsidiaries of the Corporation  [X]

  (23)        Consent of Independent Public Accountants  [X]

  (27)        Fiscal 1998 Financial Data Schedule   [X]

  * Denotes management contract or compensatory plan or arrangement

[X] Previously filed