Form 10-Q
period 1999-10-02
SNAP ON INC
filed 1999-11-16
CIK 91440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended October 2, 1999

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

           Class                                Outstanding at October 30, 1999
Common stock, $1 par value                            58,518,811 shares

                              SNAP-ON INCORPORATED

                                      INDEX

                                                                           Page

Part I.     Financial Information

                  Consolidated Statements of Earnings -
                  Thirteen and Thirty-nine Weeks Ended
                  October 2, 1999 and October 3, 1998                       3

                  Consolidated Balance Sheets -
                  October 2, 1999 and January 2, 1999                      4-5

                  Consolidated Statements of Cash Flows -
                  Thirty-nine Weeks Ended
                  October 2, 1999 and October 3, 1998                       6

                  Notes to Consolidated Unaudited Financial Statements     7-14

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           15-21

Part II.    Other Information                                              22-23

                          PART I. FINANCIAL INFORMATION

                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands except per share data)
                                   (Unaudited)
                                       Thirteen Weeks Ended        Thirty-nine Weeks Ended
                                    October 2,       October 3,   October 2,      October 3,
                                       1999            1998          1999           1998
                                       ----            ----          ----           ----

Net sales                          $   453,157    $   427,272    $ 1,378,895    $ 1,295,877

Cost of goods sold                    (234,738)      (225,184)      (716,310)      (677,554)

Cost of goods sold -
  discontinued products                   --          (50,562)          --          (50,562)

Operating expenses                    (170,504)      (176,366)      (527,215)      (525,346)

Restructuring and other
  non-recurring charges                 (5,315)       (82,559)       (14,285)       (82,559)

Net finance income                      12,267         14,657         46,400         47,529

Interest expense                        (5,262)        (5,883)       (15,360)       (15,365)

Other income (expense) - net            16,558            604          3,319         (1,624)
                                   -----------    -----------    -----------    -----------

     Earnings (loss) before
       income taxes                     66,163        (98,021)       155,444         (9,604)

Income tax provision (benefit)          23,613        (24,024)        55,654          7,806
                                   -----------    -----------    -----------    -----------

Net earnings (loss)                $    42,550    $   (73,997)   $    99,790    $   (17,410)
                                   ===========    ===========    ===========    ===========

Earnings (loss) per weighted
  average common share - basic     $       .73    $     (1.24)   $      1.71    $      (.29)
                                   ===========    ===========    ===========    ===========

Earnings (loss) per weighted
  average common share - diluted   $       .72    $     (1.24)   $      1.69    $      (.29)
                                   ===========    ===========    ===========    ===========

Weighted average common shares
  outstanding - basic                   58,491         58,995         58,482         59,359

Effect of dilutive options                 424           --              424           --
                                   -----------    -----------    -----------    -----------

Weighted average common shares
  outstanding - diluted                 58,915         58,995         58,906         59,359
                                   ===========    ===========    ===========    ===========

Dividends declared per
  common share                     $      --      $      --      $       .67    $       .64
                                   ===========    ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                                  (Unaudited)
                                                  October 2,       January 2,
                                                     1999            1999
                                                ------------      --------------
ASSETS
   Current Assets
     Cash and cash equivalents                 $     42,688      $     15,041

     Accounts receivable, less allowances           568,660           554,703

     Inventories
        Finished stock                              453,489           359,358
        Work in process                              58,268            38,357
        Raw materials                                81,854            74,192
        Excess of current cost over LIFO cost       (95,541)          (96,471)
                                               ------------      ------------
        Total inventory                             498,070           375,436

      Prepaid expenses and other assets             189,536           134,652
                                               ------------      ------------
        Total current assets                      1,298,954         1,079,832

   Property and equipment
     Land                                            21,346            19,572
     Buildings and improvements                     216,139           175,385
     Machinery and equipment                        516,866           388,862
                                               ------------      ------------
                                                    754,351           583,819
     Accumulated depreciation                      (403,349)         (311,789)
                                               ------------      ------------
        Total property and equipment                351,002           272,030

   Deferred income tax benefits                      48,197            60,139
   Intangibles                                      454,256           172,517
   Other assets                                      54,537            90,402
                                              -------------     -------------

          Total assets                           $2,206,946        $1,674,920
                                              =============     =============



        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)


                                                     (Unaudited)
                                                       October 2,    January 2,
                                                          1999          1999
                                                     ------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
     Accounts payable                                $   152,015   $     89,442
     Notes payable and current maturities
      of long-term debt                                   37,018         93,117
     Accrued compensation                                 41,267         42,105
     Dealer deposits                                      40,367         42,421
     Deferred subscription revenue                        41,558         34,793
     Accrued restructuring reserve                        15,791         26,165
     Other accrued liabilities                           176,266        130,010
                                                     -----------    -----------
        Total current liabilities                        504,282        458,053

   Long-term debt                                        669,715        246,644
   Deferred income taxes                                  18,128          9,587
   Retiree health care benefits                           91,525         89,124
   Pension and other long-term liabilities               112,511        109,245
                                                     -----------    -----------
        Total liabilities                              1,396,161        912,653

SHAREHOLDERS' EQUITY
   Preferred stock - authorized 15,000,000 shares
     of $1 par value; none outstanding                        -              -
   Common stock - authorized 250,000,000 shares
     of $1 par value; issued -
     October 2, 1999 - 66,717,746 shares
     January 2, 1999 - 66,685,169 shares                  66,718         66,685
   Additional paid-in capital                             96,936        117,384
   Retained earnings                                     943,787        883,207
   Accumulated other comprehensive income (loss)         (35,242)       (30,231)
   Grantor stock trust at fair market value -
     6,694,196 and 6,924,019 shares                     (212,963)      (241,042)
   Treasury stock at cost - 1,509,140 and
     1,016,224 shares                                    (48,451)       (33,736)
                                                     -----------    -----------

        Total shareholders' equity                       810,785        762,267
                                                     -----------    -----------

        Total liabilities and shareholders'
           equity                                     $2,206,946     $1,674,920
                                                     ===========    ===========


        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)
                                                       Thirty-nine Weeks Ended
                                                       October 2,     October 3,
                                                          1999          1998
                                                      -----------   -----------
OPERATING ACTIVITIES
  Net earnings (loss)                               $   99,790     $  (17,410)
  Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities:
    Depreciation                                        28,751         25,715
    Amortization                                         8,828          7,099
    Deferred income taxes                               20,364         (4,310)
    (Gain) on sale of assets                            (1,183)        (4,412)
    (Gain) on currency hedge for purchase
      price commitment, net of tax                      (1,085)            -
    Charges due to restructuring and other
      non-recurring charges, net of tax                  9,504         96,461
  Changes in operating assets and liabilities:
    Decrease in receivables                             52,904         56,514
    (Increase) in inventories                          (42,483)       (66,935)
    Decrease in prepaid and other assets                54,265         50,261
    (Decrease) in accounts payable                     (24,296)       (16,127)
    (Decrease) in accruals and other liabilities        (2,398)       (53,882)
                                                    -----------    ----------

  Net cash provided by operating activities            202,961         72,974

INVESTING ACTIVITIES
  Capital expenditures                                 (27,189)       (32,332)
  Acquisitions of businesses                          (481,752)       (76,155)
  Disposal of property and equipment                     6,276          7,115
                                                    ----------    -----------

  Net cash used in investing activities               (502,665)      (101,372)

FINANCING ACTIVITIES
  Payment of long-term debt                                  -         (3,543)
  Increase in long-term debt                             6,743         47,412
  Increase in short-term borrowings-net                346,296         78,830
  Purchase of treasury stock                           (14,714)       (75,723)
  Proceeds from stock plans                              7,663          7,333
  Cash dividends paid                                  (39,210)       (38,030)
                                                    ----------     ----------

Net cash provided by financing activities              306,778         16,279

Effect of exchange rate changes on cash                   (416)           (90)
                                                    ----------     ----------

Increase (decrease) in cash and cash equivalents         6,658        (12,209)

Cash and cash equivalents at beginning of period        15,041         25,679
                                                    ----------     ----------

Cash and cash equivalents at end of period          $   21,699      $  13,470
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


    In the opinion of management, all adjustments (consisting of normal recurring adjustments and adjustments related to restructuring and other non-recurring charges) necessary to a fair statement of financial condition and results of operations for the thirteen and thirty-nine weeks ended October 2, 1999 have been made. Management also believes that the results of operations for the thirteen and thirty-nine weeks ended October 2, 1999 are not necessarily indicative of the results to be expected for the full year. Certain prior-year amounts have been reclassified to conform with current-year presentation.

2. Snap-on Incorporated (the "Corporation") normally declares and pays in cash four regular, quarterly dividends. However, the third quarter dividend in each year is declared in June, giving rise to two regular quarterly dividends appearing in the second quarter and correspondingly, three regular quarterly dividends appearing in the first twenty-six weeks' statements.

3. Income tax paid for the thirty-nine week period ended October 2, 1999 and October 3, 1998 was $11.0 million and $43.4 million. Interest paid for the thirty-nine week period ended October 2, 1999 and October 3, 1998 was $20.3 million and $16.9 million.

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

    For the third quarter and first nine months of 1999, the Corporation recorded pre-tax charges of $5.3 million and $14.3 million, respectively, of other non-recurring charges related to Project Simplify. For the third quarter of 1998, when Project Simplify was announced, the Corporation recorded pre-tax charges of $133.1 million of restructuring and other non-recurring charges. Total charges for Project Simplify as of October 2, 1999 were $164.1 million. This amount consists of $75.6 million of restructuring charges and $88.5 million of other non-recurring charges.

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

The composition of the Corporation's $75.6 million restructuring charges is as follows:

                               Original                 Write-down              Restructuring
                             Restructuring  Additions  of Assets to    Cash     Reserves as of
(Amounts in thousands)         Reserves    to Reserves  Fair Value    Payments  October 3, 1999
Expenditures for severance
      and other exit costs     $ 21,105    $  1,969    $   --        $(13,093)    $  9,981
Loss on the write-down
      of intangibles and
      goodwill                   36,240         298     (36,538)         --           --
Charges for warranty
      provisions                  9,660        --          --          (3,850)       5,810
Loss on the write-down
      of assets                   5,978         357      (6,335)         --           --
                               --------    --------    --------      --------     --------
Total restructuring
       reserves                $ 72,983    $  2,624    $(42,873)     $(16,943)    $ 15,791
                               ========    ========    ========      ========     ========


    The Corporation has recorded restructuring charges of $15.5 million for severance and of $7.6 million for non-cancelable lease agreements on facilities to be closed and other exit costs associated with Project Simplify. Severance costs provided for worldwide salaried and hourly employees relate to facility closures, elimination of staffing redundancies and operational streamlining. As of October 2, 1999, 959 employees of an estimated 1,100 have separated from the Corporation, and severance payments of $8.4 million have been made. The elimination of the remaining positions is expected by the first quarter of 2000. The Corporation has adjusted property, plant and equipment and other assets to net realizable value through a $6.3 million restructuring charge.

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

    Other non-recurring Charges: As part of Project Simplify, the Corporation has recorded other non-recurring charges in the amount of $88.5 million. These charges include the elimination of $50.9 million of discontinued SKUs of inventory, costs to resolve certain legal matters in the amount of $18.7 million and other transitional costs in the amount of $18.9 million.
    Transitional costs, which are comprised of employee incentives ($2.1 million), relocation costs ($7.9 million) and professional services ($8.9 million), do not qualify for restructuring accrual treatment and are therefore expensed when incurred. The reduction of SKUs is an effort to reduce the transaction costs and working capital intensity of the Corporation's product offering, and refocus on high volume growth products.

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

    The charge for certain legal matters includes legal costs to conclude these matters. The non-recurring charge related to the reduction of SKUs has been included as part of Cost of Goods Sold - Discontinued Products, while the remaining non-recurring charges have been included in Restructuring and Other Non-recurring Charges on the accompanying Consolidated Statements of Earnings.

5. On September 30, 1999, the Corporation completed its acquisition of the Sandvik Saws and Tools business, formerly a wholly-owned operating unit of Sandvik AB, for approximately US$400 million (SEK 3,300 million) in cash. Pursuant to the Share Purchase Agreement, the Corporation acquired 100% of the voting securities of SB Tools S.a.r.l. ("SB Tools"), a controlled entity of CTT Cutting Tool Technology B.V., a wholly-owned subsidiary of Sandvik AB. Pursuant to a reorganization which occurred within the Sandvik group of companies and at the time of closing, SB Tools was the owner, directly and indirectly, of the companies within the Sandvik group conducting the line of business known as the Sandvik Saws and Tools business. The acquired business will operate within the Corporation as the Bahco Group. The acquisition was financed through internally generated funds and an expansion of an existing commercial paper credit facility supported by a recently completed $600 million multi-currency revolving credit facility. The acquisition is being accounted for under the purchase method of accounting. The purchase includes facilities, a number of brand names and trademarks, and certain other assets and liabilities, all of which have been included in the October 2, 1999 consolidated balance sheet. The assets and liabilities have been recorded at historical cost until an audited financial statement and estimated fair market values of the assets acquired and the liabilities assumed are available and final purchase price adjustments are made. As a result, goodwill of $240.0 million has been recorded representing the difference between the purchase price and the historical cost of the assets and liabilities assumed. Upon determination of the estimated fair market values of the assets acquired and liabilities assumed, the cost of the acquisition will be allocated in accordance with criteria established under Accounting Principles Board Opinion No. 16, "Business Combinations", and goodwill will be adjusted accordingly. It is anticipated that the resulting goodwill is to be assigned a 40 year life. Because the purchase occurred at the end of the quarter, there was no effect recorded to the consolidated statement of earnings for the quarter or nine months ended October 2, 1999.

    The Bahco Group is a manufacturer and supplier of professional tool products and employs approximately 2,400 people. Of those, approximately 1,000 employees are in Sweden. Products are manufactured at 11 plants in Sweden, Germany, Portugal, France, England, the United States and Argentina. The business had 1998 sales of US$325 million (SEK 2,700 million) (60% Europe, 26% U.S. and Latin America, and 14% in Asia/Pacific and the rest of the world). The Corporation anticipates this transaction to be neutral to earnings in the fourth quarter of 1999 and accretive thereafter.

6. Earnings per share calculations were computed by dividing net earnings by the corresponding weighted average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method.

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

7. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement of Financial Accounting Standards ("SFAS") No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Corporation is currently evaluating the impact of this pronouncement.

8. Total comprehensive income, consisting of net earnings and foreign currency translation adjustments, for the thirteen and thirty-nine week periods ended October 2, 1999 and October 3, 1998, was as follows:

                                             Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                            October 2,     October 3,    October 2,      October 3,
   (Amounts in thousands)                       1999          1998           1999            1998
                                                ----          ----           ----            ----
     Net earnings (loss)                      $ 42,550      $ (73,997)     $ 99,790       $ (17,410)
     Foreign currency translation                4,216          5,185        (5,011)          4,331
                                              --------      ---------      --------       ----------
     Total comprehensive income (loss)        $ 46,766      $ (68,812)     $ 94,779       $ (13,079)
                                              ========      =========      ========       =========

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

    Foreign Currency Derivative Instruments:
    The Corporation has operations in a number of countries and has intercompany transactions among them and, as a result, is exposed to changes in foreign currency exchange rates. The Corporation manages most of these exposures on a consolidated basis, which allows netting certain exposures to take advantage of any natural offsets. To the extent the net exposures are hedged, forward contracts are used. Gains and/or losses on these foreign currency hedges are included in income in the period in which the exchange rates change. In the second quarter of 1999, the Corporation entered into a forward currency hedge to buy 3.2 billion of Swedish Krona on the US$400 million equivalent purchase price commitment for the Sandvik acquisition. The hedge was marked to market at the end of the second quarter resulting in a $13.6 million pre-tax unrealized loss. At the end of the third quarter, a $15.3 million pre-tax gain was recognized at the close of the Sandvik acquisition on September 30, 1999. For the thirty-nine weeks ended September 30, 1999, a $1.7 million pre-tax

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

    gain was realized. The pre-tax gain is included in the consolidated statements of earnings under other income (expense) - net. Other than the forward currency hedge related to the Sandvik acquisition, gains and/or losses from foreign currency hedges have not been material to the consolidated financial statements.

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

    The State of Texas subsequently terminated the emissions program described in the contracts. The Tejas companies filed for bankruptcy and commenced litigation in state and federal court against the TNRCC and related entities. The Corporation had recorded as assets the net amounts the Corporation paid under the Guaranty that it expected to receive from the State of Texas pursuant to a settlement agreement approved by the U.S. Bankruptcy Court. Under this settlement agreement, the obligation under the Guaranty previously recorded as a contingent liability in the amount of $38.5 million was satisfied, leaving an expected receivable of $55.2 million. In 1998, the Corporation received $18.2 million, leaving a net receivable balance of $37.0 million prior to the third quarter of 1999. In September 1999, the Corporation received a $36.0 million cash payment in early and final settlement. As a result, the Corporation recorded a non-recurring $1.0 million charge against the $37.0 million net receivable previously included in the Consolidated Balance Sheets under Other Assets. The $1.0 million charge is included in the consolidated statements of earnings under other income (expense) - net.

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

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

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

12. In January 1999, the Corporation recorded a gain in accordance with SFAS No.
    125. of $40 million (reported in the Corporation's 1998 annual report as a preliminary estimate of $44 million before post-closing adjustments) pre-tax that resulted from the sale of $141.1 million of U.S. installment accounts receivables to Newcourt Financial USA Inc. ("Newcourt"). A significant portion of the receivables sold to Newcourt were previously securitized with a third party. The Corporation reacquired these previously securitized receivables through an arm's length transaction and they were recorded at cost. These receivables, along with previously unsecuritized receivables, were sold to Newcourt resulting in a pre-tax gain of $40 million. The gain is being recognized over a two-year period.

13. In 1998, the Corporation adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way the Corporation reports information about its operating segments. The information for 1998 has been restated from the prior years' presentation in order to conform to the 1999 presentation.

    The Corporation's segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Corporation has five reportable segments: North America Transportation, North America Other, Europe, International and Financial Services. The North America Transportation segment consists of the Corporation's business operations serving primarily the franchised dealer channel in the United States and
    Canada. The North America Other segment consists of the Corporation's business operations serving the direct sales and distributor channels in the United States and Canada, as well as the Corporation's exports from the United States. The Europe segment consists of the Corporation's operations in Europe and Africa. The International segment consists of the Corporation's operations in the Asia/Pacific region and Latin America. These four segments derive revenues primarily from the sale of tools and equipment. The Financial Services segment derives royalty income, based on new loan originations, and management fees from Snap-on Credit LLC, a 50% owned joint venture with Newcourt. Earnings from this segment also includes a portion of the amortization of the approximately $40 million pre-tax gain that resulted from the Corporation's sale of installment accounts receivables to Newcourt. The overall gain is being recognized over a two year period. The Financial Services segment also provides limited financing to technicians, shop owners and dealers.

    The Corporation evaluates the performance of its operating segments based on earnings before taxes, interest expense, other income/expense-net and restructuring and other non-recurring charges. The

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

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

    Financial data by segment for the thirteen and thirty-nine weeks ended:

                                              Thirteen Weeks Ended        Thirty-nine Weeks Ended
                                            October 2,     October 3,    October 2,      October 3,
   (Amounts in thousands)                       1999          1998           1999            1998
                                                ----          ----           ----            ----
     Revenues from external customers:
     North America Transportation          $   210,377   $    207,040   $   655,762     $   629,596
     North America Other                       127,777        105,412       360,650         330,828
     Europe                                     93,527         96,711       301,977         279,612
     International                              21,476         18,109        60,506          55,841
                                           -----------   ------------   -----------     -----------
     Total from reportable segments        $   453,157   $    427,272   $ 1,378,895     $ 1,295,877
                                           ===========   ============   ===========     ===========


                                             Thirteen Weeks Ended        Thirty-nine Weeks Ended
                                           October 2,     October 3,    October 2,      October 3,
   (Amounts in thousands)                       1999          1998         1999            1998
                                                ----          ----         ----            ----
     Intersegment revenues:
North America Transportation               $    --       $     --       $      --       $        11
North America Other                             60,291         56,870       192,401         171,262
Europe                                           2,188          1,931         7,403           5,293
International                                        2              1             5              48
                                           -----------   ------------   -----------     -----------
Total from reportable segments                  62,481         58,802       199,809         176,614
Elimination of intersegment
 revenue                                       (62,481)       (58,802)     (199,809)       (176,614)
                                           -----------   ------------   -----------     -----------
Total consolidated intersegment
 revenue                                   $    --       $    --        $      --       $       --
                                           ===========   ============   ===========     ===========

Earnings:
North America Transportation               $    25,838   $     18,451   $    73,252     $    47,509
North America Other                             25,093         11,237        64,019          52,553
Europe                                          (1,800)        (2,786)        1,298          (2,884)
International                                   (1,216)        (1,180)       (3,199)         (4,201)
Financial Services                              12,267         14,657        46,400          47,529
                                           -----------   ------------   -----------     -----------
Total from reportable segments                  60,182         40,379       181,770         140,506
Restructuring and other
  non-recurring charges                         (5,315)      (133,121)      (14,285)       (133,121)
Interest expense                                (5,262)        (5,883)      (15,360)        (15,365)
Other income (expense) - net                    16,558            604         3,319          (1,624)
                                           -----------   ------------   -----------     -----------
Total consolidated earnings before taxes   $    66,163   $    (98,021)  $   155,444     $    (9,604)
                                           ===========   ============   ===========     ===========


                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

     Financial data by segment as of:       October 2,      January 2,
     (Amounts in thousands)                    1999           1999
                                               ----           ----
     Total assets:
     North America Transportation           $  520,473     $  516,372
     North America Other                       615,687        591,831
     Europe                                    988,781        407,663
     International                              65,822         56,293
     Financial Services                        132,577        231,092
                                            ----------     ----------
     Total from reportable segments         $2,323,340     $1,803,251
                                            ==========     ==========

14. In 1998, In August 1999, the corporation completed a $600 million revolving credit facility to support its commercial paper program. A $200 million credit facility is effective for a five-year term and terminates on August 23, 2004. A $400 million credit facility is a 364-day facility with a one-year term out option which allows the Corporation to elect to borrow under the credit facility for an additional year after the termination date. These facilities were used to finance the Sandvik Saws and Tools acquisition.

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Overview: The Corporation posted record net sales, earnings and earnings per share for the third quarter and first nine months of 1999. Net sales increased 6.1% to $453.2 million for the third quarter and increased 6.4% to $1.4 billion for the first nine months of 1999 as compared to the comparable 1998 periods of $427.3 million and $1.3 billion. The increase in net sales in the third quarter and first nine months of 1999 over 1998 was driven by increases across all business segments in North America. Reported net earnings for the third quarter and first nine months of 1999 were $42.6 million and $99.8 million as compared to $74.0 million net loss and $17.4 million net loss in the comparable prior year periods. Reported diluted earnings per share for the third quarter and first nine months of 1999 were $0.72 per share and $1.69 per share as compared to a loss of $1.24 per share and a loss of $0.29 per share in the comparable prior year periods.

Net earnings for the third quarter, excluding other non-recurring charges related to Project Simplify of $3.2 million after-tax, a gain on the forward currency hedge on the US$400 million equivalent purchase price commitment for the Sandvik acquisition of $9.8 million after-tax and a non-recurring $0.7 million after-tax charge resulting from settlement of litigation with the State of Texas ("non-recurring items"), improved to $36.6 million from $22.5 million, an increase of 63.1% from the same year-ago period. Net earnings for the first nine months of 1999, excluding other non-recurring charges related to Project Simplify of $8.8 million after-tax, a gain on a currency hedge of $1.1 million after-tax and the settlement of litigation with the State of Texas of $0.7 million after-tax, increased 36.9% to $108.2 million, versus $79.1 million in the same period a year ago. Net earnings for the third quarter of $22.5 million and first nine months of 1998 of $79.1 million excludes $52.9 million after-tax of restructuring charges and $43.6 million after-tax of non-recurring charges related to the announcement of Project Simplify in the third quarter of 1998. Diluted earnings per share for the 1999 third quarter were $0.62, excluding non-recurring items. For the first nine months of 1999, diluted earnings per share were $1.84, excluding non-recurring items.

Operating expenses as a percentage of net sales decreased to 37.6% in the third quarter of 1999 from 41.3% in prior year period. For the nine month period, operating expenses as a percentage of net sales decreased to 38.2% in 1999 from 40.5% in the prior year period. The declines in operating expenses as a percentage of net sales reflect favorable operating leverage and the effects of savings from Project Simplify.

The Corporation's simplification initiative, Project Simplify, is a broad program of internal rationalizations, consolidations and reorganizations intended to make the Corporation's business operations simpler and more effective. The actions associated with Project Simplify, upon completion in the first quarter of 2000, are expected to lead to the closing of six manufacturing facilities, seven warehouses and 47 small offices in North America and Europe; the elimination of more than 1,100 positions; the elimination of nearly 12,000 SKUs; and the consolidation of certain business units. As of the end of the third quarter of 1999, 959 positions were eliminated, 50 facilities were closed and the SKU reduction activities have yielded in excess of the planned 12,000 target. The closing of the remaining 10 facilities and the elimination of the remaining 141 positions is expected to be completed by the first quarter of 2000. The Corporation expects to realize annual cost savings of approximately

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

$60 million from the initiative. The Corporation expects to achieve $30 million in 1999 and $60 million in 2000.

In the third quarter and first nine months of 1999, $5.3 million ($3.2 million or $0.06 per share after-tax) and $14.3 million ($8.8 million or $0.16 per share after-tax) of other non-recurring charges were taken in connection with Project Simplify, primarily for reassignment of personnel and costs for facilities consolidation. Of the expected total charge of approximately $185.0 million to be recorded through the first quarter of 2000, a total of $164.1 million in pre-tax charges have been recorded through the third quarter of 1999 (including $133.1 million in the third quarter of 1998, $16.8 million in the fourth quarter of 1998, $1.9 million in the first quarter of 1999, $7.0 million in the second quarter of 1999 and $5.3 million in the third quarter 1999). Approximately one-half of the total charges will be non-cash with the remaining costs requiring cash outflows which will be and are being provided from operations.

Finance income for the third quarter of 1999 was $12.3 million, a decrease of 16.3% from third quarter 1998 of $14.7 million, reflecting the expected decline resulting from the reduced level of extended credit receivables. This lower level is the result of the sale of extended credit receivables in the first quarter of 1999 to Snap-on Credit LLC. Finance income for the first nine months of 1999 was $46.4 million, a decrease of 2.4% from the comparable 1998 period of $47.5 million. The decrease in finance income for the nine month period is due to reduced level of extended credit receivables in the second and third quarters of 1999 as compared to 1998, partially offset by gains on the initial sale of non-recourse receivables to Snap-on Credit LLC and strong originations in the first quarter of 1999.

Segment Results: North America Transportation sales consist of business operations serving the dealer channel in the U.S. and Canada. For the third quarter of 1999, sales were $210.4 million, an increase of 1.6% over third quarter 1998 sales of $207.0 million. For the first nine months of 1999, sales were $655.8 million, an increase of 4.2% over nine-month 1998 sales of $629.6 million. Renewed focus on Snap-on's traditional product lines - hand tools, tool storage and power tools - resulted in a significantly better product mix during the quarter and nine month periods. Lower emission related sales in the third quarter contributed to a smaller increase in the third quarter than for the nine-month period over last year.

North America Other sales consist of business operations serving the direct sales and distributor channels in the U.S. and Canada, as well as exports from the U.S. For the third quarter of 1999, sales were $127.8 million, an increase of 21.2% over third quarter 1998 sales of $105.4 million. For the first nine months of 1999, sales were $360.7 million, an increase of 9.0% over nine-month 1998 sales of $330.8 million. These increases reflect growth in diagnostics and equipment sales to the Corporation's growing base of national and OEM accounts as well as continued consistent growth in sales of information products. The increase for the nine month period includes the negative effect of the reduction in emissions sales and a discontinued product line during 1999.

Europe sales consist of business operations in Europe and Africa. For the third quarter of 1999, sales were $93.5 million, an decrease of 3.3% over third quarter 1998 sales of $96.7 million, reflecting the result of a negative currency impact and continued weakness in exports (particularly in equipment) to distributors in Eastern Europe and Asia, partially offset by sales from small acquisitions completed

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

during the third quarter last year. For the first nine months of 1999, sales were $302.0 million, an increase of 8.0% over nine-month 1998 sales of $279.6 million, reflecting sales from small acquisitions completed during the third quarter last year, partially offset by negative currency impacts and continued weakness in exports to distributors in Eastern Europe and Asia.

International sales consist of business operations in the Asia/Pacific and Latin America markets, with the majority derived from Japan and Australia. For the third quarter of 1999, sales were $21.5 million, an increase of 18.6% over third quarter 1998 sales of $18.1 million. For the first nine months of 1999, sales were $60.5 million, an increase of 8.4% over nine-month 1998 sales of $55.8 million. Although reported results increased year over year, operations continue to be affected by the weakened business conditions in the Asia/Pacific region.

Sandvik Acquisition: On September 30, 1999, the Corporation completed its acquisition of the Sandvik Saws and Tools business, formerly a wholly-owned operating unit of Sandvik AB, for approximately US$400 million (SEK 3,300 million) in cash. Pursuant to the Share Purchase Agreement, the Corporation acquired 100% of the voting securities of SB Tools S.a.r.l. ("SB Tools"), a controlled entity of CTT Cutting Tool Technology B.V., a wholly-owned subsidiary of Sandvik AB. Pursuant to a reorganization which occurred within the Sandvik group of companies and at the time of closing, SB Tools was the owner, directly and indirectly, of the companies within the Sandvik group conducting the line of business known as the Sandvik Saws and Tools business. The acquired business will operate within the Corporation as the Bahco Group. The acquisition was financed through working capital and an expansion of an existing commercial paper credit facility supported by a recently completed $600 million multi-currency revolving credit facility. The acquisition is being accounted for under the purchase method of accounting. The purchase includes facilities, a number of brand names and trademarks, and certain other assets and liabilities, all of which have been included in the October 2, 1999 consolidated balance sheet. The assets and liabilities have been recorded at historical cost until an audited financial statement and estimated fair market values of the assets acquired and the liabilities assumed are available and final purchase price adjustments are made. As a result, goodwill of $240.0 million has been recorded representing the difference between the purchase price and the historical cost of the assets and liabilities assumed. Upon determination of the estimated fair market values of the assets acquired and liabilities assumed, the cost of the acquisition will be allocated in accordance with criteria established under Accounting Principles Bulletin No. 16 "Business Combinations" and goodwill will be adjusted accordingly. Because the purchase occurred at the end of the quarter, there was no effect recorded to the consolidated statement of earnings for the quarter or nine months ended October 2, 1999.


The Bahco Group is a manufacturer and supplier of professional tool products and employs approximately 2,400 people. Of those, approximately 1,000 employees are in Sweden. Products are manufactured at 11 plants in Sweden, Germany, Portugal, France, England, the United States and Argentina. The business had 1998 sales of US$325 million (SEK 2,700 million) (60% Europe, 26% U.S. and Latin America, and 14% in Asia/Pacific and the rest of the world). The Corporation anticipates this transaction to be neutral to earnings in the fourth quarter of 1999 and accretive thereafter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION

The following discussion of financial condition excludes the effects of the Bahco Group acquisition.

Liquidity: Cash and cash equivalents increased to $21.7 million at the end of the third quarter from $15.0 million at the end of 1998. Working capital increased to $683.0 million at third quarter end, from $621.8 million at the end of 1998.

In September 1994, the Corporation filed a registration statement with the Securities and Exchange Commission that allows the Corporation to issue from time to time up to $300 million of unsecured indebtedness. In October 1995, the Corporation issued $100 million of its notes to the public. The shelf
registration  gives  the  Corporation   financing  flexibility  to  operate  the
business.


In August 1999, the corporation completed a $600 million revolving credit facility to support its commercial paper program. A $200 million credit facility is effective for a five-year term and terminates on August 23, 2004. A $400 million credit facility is a 364-day facility with a one-year term out option which allows the Corporation to elect to borrow under the credit facility for an additional year after the termination date. These facilities were used to finance the Sandvik Saws and Tools acquisition.


The Corporation believes it has sufficient sources of liquidity to support working capital requirements, finance capital expenditures, pay dividends and provide for costs of Project Simplify.

Accounts receivable less allowances: Accounts receivable less allowances decreased 9.6% to $501.2 million at the end of the third quarter, compared with $554.7 million at the end of 1998, mainly reflecting the sale of additional non-securitized receivables to Snap-on Credit LLC in the first quarter of 1999.

Inventories: Inventories increased 10.8% to $415.9 million in the 1999 third quarter, compared with $375.4 million at the end of 1998, reflecting normal seasonal increases to support the higher fourth quarter level of seasonal sales activity.

Liabilities: Total short-term and long-term debt was $692.6 million at the end of the third quarter, compared with $339.8 million at the end of 1998, reflecting the cash purchase of Sandvik Saws and Tools at the end of the third quarter of 1999.

Average shares outstanding: Average shares outstanding for diluted EPS and basic EPS in 1999's third quarter were 58.9 million and 58.5 million shares versus
60.0 million for both diluted EPS and basic EPS in last year's third quarter. Average shares outstanding for diluted EPS and basic EPS in the first nine months of 1999 were 58.9 million and 58.5 million shares versus 59.4 million for both diluted EPS and basic EPS in last year's nine month period.

Share repurchase: In 1996, the Corporation's board of directors approved an ongoing authorization to repurchase stock in an amount equivalent to that necessary to prevent dilution created by shares issued for stock options, employee and dealer stock purchase plans, and other corporate purposes. On June 27, 1997, the Corporation's board of directors authorized the repurchase of $100.0 million of the Corporation's common stock over a two-year period. On June 26, 1998, the Corporation's board of directors authorized an additional share repurchase program aggregating $100.0 million of the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporation's common stock. In the first quarter of 1999, the Corporation's board of directors authorized an additional share repurchase program of $50.0 million. The Corporation repurchased $14.7 million or 492,800 shares in the first quarter of 1999. The Corporation did not repurchase any additional shares of its common stock in the second or third quarter of 1999. The Corporation's outstanding authorizations are approximately $140 million.

Foreign currency: The Corporation operates in a number of countries and, as a result, is exposed to changes in foreign currency exchange rates. Most of these exposures are managed on a consolidated basis to take advantage of natural offsets through netting. To the extent that the net exposures are hedged, forward contracts are used. Refer to Note 9 for a discussion of the Corporation's accounting policies for the use of derivative instruments and for a discussion of the purchase price commitment hedge used in the Bahco Group acquisition.

Year 2000 Update: The Corporation is engaged in a comprehensive project involving its information systems, embedded systems, third-party systems, and products. The objective of this project is to identify, develop, implement and test any modifications that are required so that these systems and products will achieve a Year 2000 date conversion with no disruption to the Corporation's business operations. A committee has been established and given the responsibility for achieving this objective.

For the Corporation's information systems, the committee has completed the risk assessment phase of this project. In North America, the implementation of the BaaN enterprise-wide system, which is Year 2000 compliant, has been completed. The remediation and testing of the Corporation's critical business systems have been completed. No significant issues have been identified. The Corporation believes its critical business systems will continue to function properly before, during, and after the century date change.


The Corporation has completed the risk assessment, remediation and testing of the critical embedded systems at its facilities and manufacturing plants worldwide. No significant issues have been identified. The Corporation believes it will be able to manufacture and distribute products without disruption due to date related problems with internal systems.

For third-party systems, the Corporation has communicated with suppliers, dealers, financial institutions and others with which the Corporation does business. Substantially all of those contacted indicated that they either are or plan on a timely basis to be Year 2000 compliant.

The Corporation tested its current product line for Year 2000 compliance and no date-related issues have been reported in these products. The Corporation also tested its previously manufactured products likely to still be in use and has established mechanisms to address any date related issues found and to communicate with customers regarding the handling of these issues, whether or not covered by the product warranty. The Corporation does not expect any costs associated with these product efforts to be material.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Corporation could potentially experience disruptions to some mission critical operations as a result of Year 2000 problems. The Corporation believes that its most reasonably likely worst-case Year 2000 scenarios would relate to problems outside of the Corporation's control rather than with its own products or internal systems. These problems might include failure by suppliers, customers and other third parties to remediate their own potential year 2000 problems, as well as risks related to infrastructure (e.g., electricity supply and water and sewer service). Nonetheless, the Corporation has developed contingency plans for its critical business systems and processes to deal with potential internal issues. These plans include the following:
    o Enhanced support for the information technology infrastructure and systems, including twenty-four hours, seven days a week support for the corporate data center operations which includes the corporate enterprise BaaN system, with arrangements for additional support from external resources, if necessary.
    o Procedures to deal with unanticipated date-related problems at significant suppliers, including assistance with manual workarounds and the use of alternate suppliers. In limited situations, the Corporation could not identify an alternate supplier.
    o Procedures for routing customer orders to and shipping product from alternate distribution centers.
    o Creation of a central issues management process to monitor, manage and communicate regarding any issues or disruptions arising in the period before, during and after the century date change, with special arrangements for staff to be on-site or on-call in this period to react quickly to any critical issues that may arise.
The Corporation's contingency plans cannot guarantee that mission critical systems or business functions will not be affected by Year 2000 problems, especially those outside the Corporation's control.

Based on information currently known to it, the Corporation believes that all critical areas of its business are Year 2000 compliant and expects the non-business critical areas to be Year 2000 compliant by the end of the fourth quarter of 1999. None of the Corporation's other information technology projects have been delayed as a result of these issues. The Corporation believes that total costs for all of its Year 2000 compliance activities will approximate between $4 million and $5.4 million through December 1999. Through the end of the third quarter of 1999, the Corporation has spent $3.7 million on these Year 2000 issues, with funding provided by cash flows from operations. The estimated costs do not include any potential costs related to customer or other claims, or potential amounts related to executing contingency plans, such as costs incurred as a result of an infrastructure or supplier failure. All cost estimates are based on the current assessment of the projects and are subject to change as the projects progress. Based on currently available information, the Corporation does not believe that the Year 2000 matters discussed above related to internal systems, embedded systems or products sold to customers will have a material adverse effect on the Corporation's financial condition or its results of operations. There can be no assurance that the failure to ensure Year 2000 capability by a supplier, customer or another party would not have a material adverse effect on the Corporation's financial condition or its results of operations.

On September 30, 1999, the Corporation acquired the Sandvik Saws and Tools Division of Sandvik AB, now known as the Bahco Group. The Corporation has reviewed information relative to Bahco's

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Year 2000 compliance program during its pre-closing due diligence and subsequently and has found a limited degree of non-compliance. The Corporation has entered into an Information Technology Agreement with Sandvik AB and has assurances that any Year 2000 issues will be resolved in a timely manner. The Corporation does not expect this to have a material adverse effect on the Corporation's financial condition or its results of operations.

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


Safe Harbor: Statements in this document that are not historical facts, including statements (i) that include the words "believes," "expects," "anticipates," or "estimates" or words of similar importance with reference to the Corporation or management; (ii) specifically identified as forward-looking; or (iii) describing the Corporation's or management's future plans, objectives or goals, are forward-looking statements. The Corporation or its representatives may also make similar forward-looking statements from time to time orally or in writing. The Corporation cautions the reader that these statements are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Those important factors include the timing and progress with which the Corporation can continue to implement the Project Simplify initiatives; the Year 2000 issue; the Corporation's ability to withstand external negative factors including changes in trade, monetary and fiscal policies, laws and regulations, or other activities of governments or their agencies; significant changes in the current competitive environment, inflation or employee and labor relations; currency fluctuations or the material worsening of the economic and political situation in Asia or other parts of the world; and the achievement of productivity improvements and cost reductions. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Corporation operates in a continually changing business environment and new factors emerge from time to time. The Corporation cannot predict such factors nor can it assess the impact, if any, of such factors on the Corporation or its results. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Corporation disclaims any responsibility to update any forward-looking statement provided in this document.


Item 3: Qualitative and Qualitative Disclosures About Market Risk


Pursuant to Item 305 of Regulation S-K, there were no material changes for the quarter ended October 2, 1999.

                           PART II. OTHER INFORMATION


Item 6: Exhibits and Reports on Form 8-K

Item 6(a):  Exhibits

Exhibit 10(a) Five Year Credit Agreement between the Corporation and Salomon Smith Barney Inc, Banc One Capital Markets Inc. and The First National Bank of Chicago.

Exhibit 10(b) 364-Day Credit Agreement between the Corporation and Salomon Smith Barney Inc, Banc One Capital Markets Inc. and The First National Bank of Chicago.

Exhibit 27     Financial Data Schedule

Item 6(b):  Reports on Form 8-K Filed During the Reporting Period


    Date Filed         Date of Report            Item

 October 15, 1999      September 30, 1999     Item 2.  The Corporation filed a
                                                       report outlining the
                                                       completion of its
                                                       acquisition of Sandvik
                                                       Saws and Tools.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.





                              SNAP-ON INCORPORATED





Date:  November 16, 1999      /s/ R. A. Cornog
                              R. A. CORNOG
                              (Chairman, President and Chief Executive Officer)





Date:  November 16, 1999      /s/ N. T. Smith
                              N. T. SMITH
                              (Principal Accounting Officer and Controller)

                                 EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION


Exhibit 10(a) Five Year Credit Agreement between the Corporation and Salomon Smith Barney Inc, Banc One Capital Markets Inc. and The First National Bank of Chicago.

Exhibit 10(b) 364-Day Credit Agreement between the Corporation and Salomon Smith Barney Inc, Banc One Capital Markets Inc. and The First National Bank of Chicago.

Exhibit 27     Financial Data Schedule