Form 10-Q/A
period 1998-10-03
SNAP ON INC
filed 2000-01-28
CIK 91440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A
                               AMENDMENT NO. 1 TO


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

                              SNAP-ON INCORPORATED

Snap-on Incorporated hereby files Amendment number 1 to its Report on Form 10-Q filed on November 17, 1998 for purposes of filing information under Part I relating to the change in timing of $2.5 million pre-tax of restructuring-related charges from the third quarter of 1998 to the fourth quarter of 1998. This change reduced the net loss by $1.5 million after-tax for the thirteen and thirty-nine weeks ended October 3, 1998 and reduced loss per common share for basic and diluted by $0.01 for the thirteen weeks ended October 3, 1998 and by $0.02 for the thirty-nine weeks ended October 3, 1998.


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

                          PART I. FINANCIAL INFORMATION

                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                 Thirteen Weeks Ended   Thirty-nine Weeks Ended
                               October 3, September 27, October 3, September 27,
                                   1998        1997       1998        1997
                                ---------    --------   --------    --------

Net sales                        $427,272    $391,162  $1,295,877  $1,175,692

Cost of goods sold                225,184     191,868     677,554     575,764
Cost of goods sold -
 discontinued products             50,562          --      50,562          --
                                ---------    --------  ----------  ----------

   Gross profit                   151,526     199,294     567,761     599,928

Operating expenses                176,366     154,344     525,346     464,775
                                ---------    --------  ----------  ----------

   Operating profit (loss)        (24,840)     44,950      42,415     135,153

Net finance income                 14,657      18,126      47,529      53,953
Restructuring and other
 non-recurring charges            (80,059)         --     (80,059)         --
                                ---------    --------  ----------  ----------

   Operating income (loss)        (90,242)     63,076       9,885     189,106

Interest expense                   (5,883)     (4,119)    (15,365)    (12,979)
Other income (expense) - net          604      (2,585)     (1,624)     (4,160)
                                ---------    --------  ----------  ----------

   Earnings (loss) before
    income taxes                  (95,521)     56,372      (7,104)    171,967

Income tax provision (benefit)    (23,061)     20,858       8,769      63,628
                                ---------    --------  ----------  ----------

Net earnings (loss)             $ (72,460)   $ 35,514  $  (15,873) $  108,339
                                =========    ========  ==========  ==========

Earnings (loss) per weighted
 average common share - basic   $   (1.23)   $    .58  $     (.27)   $   1.78
                                =========    ========  ==========    ========

Earnings (loss) per weighted
 average common share - diluted $   (1.23)   $    .58  $     (.27)   $   1.76
                                =========    ========  ==========    ========

Weighted average common shares
 outstanding - basic               58,995      60,969      59,359      60,916
Effect of dilutive options             --         828          --         828
                                ---------    --------  ----------     -------
Weighted average common shares
 outstanding - diluted             58,995      61,797      59,359      61,744
                                =========    ========  ==========    ========

Dividends declared per
 common share                   $      --    $     --  $      .64    $    .61
                                =========    ========  ==========    ========


         The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                            (Unaudited)
                                             October 3,      January 3,
                                               1998             1998
                                            ------------    ------------
ASSETS
   Current Assets
   Cash and cash equivalents                $   13,470      $   25,679

   Accounts receivable, less allowances        507,784         539,589

   Inventories
      Finished stock                           388,542         366,324
      Work in process                           43,617          42,384
      Raw materials                             78,269          66,008
      Excess of current cost over LIFO cost    (89,916)       (101,561)
                                            -----------     ----------
      Total inventory                          420,512         373,155

   Prepaid expenses and other assets           127,180          83,286
                                            ----------      ----------
      Total current assets                   1,068,946       1,021,709

Property and equipment
   Land                                         23,863          23,980
   Buildings and improvements                  175,695         163,596
   Machinery and equipment                     380,296         341,875
                                            ----------      ----------
                                               579,854         529,451
   Accumulated depreciation                   (304,963)       (263,686)
                                            ----------      ----------
      Total property and equipment             274,891         265,765

Deferred income tax benefits                    66,119          55,699
Intangible and other assets                    262,928         298,184
                                            ----------      ----------

         Total assets                       $1,672,884      $1,641,357
                                            ==========      ==========

 The  accompanying  notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                                    (Unaudited)
                                                      October 3,    January 3,
                                                         1998         1998
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
      Accounts payable                              $   85,240    $   91,553
      Notes payable and current
       maturities of long-term debt                     61,988        23,951
      Accrued compensation                              39,897        43,712
      Dealer deposits                                   38,495        43,848
      Accrued income taxes                              20,816        14,831
      Deferred subscription revenue                     31,668        29,265
      Accrued restructuring reserves                    29,347            --
      Other accrued liabilities                        132,535       105,370
                                                    ----------    ----------
         Total current liabilities                     439,986       352,530

   Long-term debt                                      246,096       151,016
   Deferred income taxes                                12,249        11,824
   Retiree health care benefits                         88,800        86,936
   Pension and other long-term liabilities             111,577       146,914
                                                    ----------    ----------
         Total liabilities                             898,708       749,220

SHAREHOLDERS' EQUITY
   Preferred stock - authorized 15,000,000 shares
      of $1 par value; none outstanding                     --            --
   Common stock - authorized 250,000,000 shares
      of $1 par value; issued -
      October 3, 1998 - 66,674,685 shares
      January 3, 1998 - 66,472,127 shares               66,675        66,472
   Additional paid-in capital                           89,708        82,758
   Retained earnings                                   885,060       938,963
   Foreign currency translation adjustment             (26,054)      (30,385)
   Employee benefit trust at fair market
     value - 7,088,926 and 0 shares                   (218,428)           --
   Treasury stock at cost - 697,812 and
     5,956,313 shares                                  (22,785)     (165,671)
                                                    ----------    ----------

         Total shareholders' equity                    774,176       892,137
                                                    ----------    ----------

         Total liabilities and shareholders'
          equity                                    $1,672,884    $1,641,357
                                                    ==========    ==========

        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)
                                                       Thirty-nine Weeks Ended
                                                       October 3,  September 27,
                                                          1998         1997
                                                       ----------   ----------
OPERATING ACTIVITIES
  Net earnings (loss)                                  $ (15,873)   $ 108,339
  Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities:
     Depreciation                                         25,715       22,918
     Amortization                                          7,099        5,169
     Deferred income taxes                                (4,310)      (1,743)
     (Gain) on sale of assets                             (4,412)         (74)
     Charges due to restructuring and other
       non-recurring charges                              94,924           --
  Changes in operating assets and liabilities:
     Decrease in receivables                              56,514       61,954
     (Increase) in inventories                           (66,935)     (95,706)
     (Increase) decrease in prepaid and other assets      50,261      (20,415)
     Increase (decrease) in accounts payable             (16,127)       2,686
     (Decrease) in accruals and other liabilities        (53,882)     (13,825)
                                                       ---------    ---------

  Net cash provided by operating activities               72,974       69,303

INVESTING ACTIVITIES
  Capital expenditures                                   (32,332)     (35,597)
  Acquisitions of businesses                             (76,155)     (52,609)
  Disposal of property and equipment                       7,115        1,681
                                                       ---------    ---------

  Net cash used in investing activities                 (101,372)     (86,525)

FINANCING ACTIVITIES
  Payment of long-term debt                               (3,543)      (7,755)
  Increase in long-term debt                              47,412           --
  Increase in short-term borrowings-net                   78,830       65,928
  Purchase of treasury stock                             (75,723)     (14,562)
  Proceeds from stock plans                                7,333       11,496
  Cash dividends paid                                    (38,030)     (37,151)
                                                       ---------    ---------

Net cash provided by financing activities                 16,279       17,956

Effect of exchange rate changes                              (90)        (662)
                                                       ---------    ---------

(Decrease) increase in cash and cash equivalents         (12,209)          72

Cash and cash equivalents at beginning of period          25,679       15,350
                                                       ---------    ---------

Cash and cash equivalents at end of period             $  13,470    $  15,422
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

     During the third quarter of 1998, the Corporation received board approval for Project Simplify and recorded a one-time pre-tax charge of $130.6 million ($95.0 million, or $1.59 per share after taxes). This amount consists of $70.5 million of restructuring charges and $60.1 million of other non-recurring charges.

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

     The composition of the Corporation's $70.5 million restructuring reserves is as follows (in thousands):


                             Original    Writedown of            Restructuring
                          Restructuring      Assets     Cash     Reserves as of
                             Reserve     To Fair Value Payments  October 3, 1998
                          -------------  ------------- --------  ---------------
  Restructuring
   expenditures for
   severance and other
   exit costs                $21,105       $  -         $ 1,418      $19,687
  Restructuring loss on
   the writedown of
   intangibles                36,240        36,240         -            -
  Restructuring charges
   for warranty
   provisions                  9,660           -           -           9,660
  Restructuring loss
   on the writedown of
   fixed assets                3,478         3,478         -             -
                             -------       -------      -------      -------
  Total restructuring
  reserves                   $70,483       $39,718      $ 1,418      $29,347
                             =======       =======      =======      =======

     The Corporation has recorded a restructuring charge for severance, non-cancelable lease agreements on facililites to be closed and other exit costs associated with the simplification initiative in the amount of $21.1 million, and has adjusted fixed assets held for sale to fair value through an additional $3.5 million restructuring charge. As part of the restructuring efforts, the Corporation has also impaired the goodwill and other intangible assets of certain discontinued business units and incurred a charge of $36.2 million. This amount relates to the write-down of remaining intangible balances established for those business units at the time of acquisition. As part of the elimination of these discontinued
     operations and their product lines, the Corporation has recorded an additional restructuring reserve in the amount of $9.7 million to provide additional warranty support, at no cost, for products already sold. The warranty reserve has been included in Cost of Goods Sold-Discontinued Products while all remaining restructuring charges have been included in Restructuring and Other Non-Recurring Charges on the accompanying Consolidated Statements of Earnings.

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

9. In the first quarter of 1998, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Total comprehensive income (loss), consisting of net earnings
     (loss) and foreign currency translation adjustments, amounted to losses of $67.3 million and $11.6 million for the thirteen and thirty-nine week periods ended October 3, 1998 while total comprehensive income was $33.0 million and $97.6 million for the thirteen and thirty-nine week periods ended September 27, 1997.

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

These actions resulted in a one-time pre-tax charge of $130.6 million ($95.0 million, or $1.59 per share after taxes) during the third quarter of 1998, which consists of restructuring charges ($70.5 million) and other non-recurring charges ($60.1 million). Excluding these charges, net earnings decreased 36.7% and 27.0% in the third quarter and first nine months of 1998, respectively, compared to 1997. Excluding these charges, diluted and basic earnings per share for the third quarter of 1998 each decreased 34.5% compared to the third quarter of 1997, while diluted and basic earnings per share for the first nine months of 1998 decreased 25.0% and 25.3%, respectively, compared to the first nine months of 1997.

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

Earnings: The net loss for the third quarter was $72.5 million, compared with net earnings of $35.5 million for the comparable 1997 period. Basic per share earnings decreased to a loss of $1.23 per share, compared with earnings of $.58 per share in the third quarter a year ago. The net loss for the first nine months of 1998 was $15.9 million, compared to net earnings of $108.3 million in the first nine months of 1997. Basic per share earnings for the first nine months of 1998 decreased to a loss of $.27 per share, compared with earnings of $1.78 per share in the first nine months of 1997. Diluted per share earnings for the third quarter and the first nine months of 1998 are the same as presented for basic earnings per share due to the antidilutive effect of the computation (see Note 8). Diluted per share earnings for the third quarter and first nine months of 1997 were $.58 and $1.76, respectively.

Excluding the $95.0 million ($1.59 per share) restructuring and other non-recurring charges related to Project Simplify, earnings for the third quarter of 1998 were $22.5 million, a decrease of 36.7% compared to the third quarter of 1997. Diluted and basic per share earnings, excluding the restructuring and non-recurring charges, were both $.38 per share, a decrease of 34.5% compared to the year-ago period. The decrease is primarily the result of changes in business and product mix and expenses incurred as the Corporation realigns its internal processes to synchronize with its new enterprise-wide computer system. Excluding the charges for Project Simplify, earnings for the first nine months of 1998 were $79.1 million, a decrease of 27.0% compared to the first nine months of 1997. Diluted per share earnings for the first nine months of 1998, excluding the restructuring and non-recurring charges, were $1.32 per share, a decrease of 25.0% from a year ago. Basic per share earnings were $1.33, a decrease of 25.3% from the first nine months of 1997.

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



                                 SNAP-ON INCORPORATED





Date:  January 28, 2000          /s/ N. T. Smith
       ----------------          ----------------------------------------------
                                 N. T. SMITH
                                 (Principal Accounting Officer and Controller)

                                 EXHIBIT INDEX

Exhibit
  No.            Description

  27             Financial Data Schedule