Form 10-K405/A
period 1999-01-02
SNAP ON INC
filed 2000-01-28
CIK 91440

Securities & Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

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

Part IV, Item 14 of the Corporation's Annual Report on Form 10-K for the year ended January 2, 1999 (the "Report") is amended for purposes of filing a revised
Exhibit 13 to reflect additional narrative discussion regarding foreign exchange forward contracts and the nature of our restructuring-related costs, as well as a change in timing of $2.5 million pre-tax of restructuring-related charges from the third quarter of 1998 to the fourth quarter of 1998. There is no change to reported earning or earnings per share. Note that other items of the Report incorporate various portions of Exhibit 13 by reference.

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14(A):  Document List

1.  List of Financial Statements

The following consolidated financial statements of Snap-on Incorporated, and the Auditors' Report thereon, each included in the 1998 Annual Report of the Corporation as filed under exhibit No. 13 for the year ended January 2, 1999, are incorporated by reference in Item 8 of this report:

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


 SNAP-ON INCORPORATED

By: /s/N.T. Smith                                        Date: January 28, 2000
       Neil T. Smith
       Principal Accounting Officer and
       Controller

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