Form 10-Q/A
period 1999-10-02
SNAP ON INC
filed 2000-01-28
CIK 91440

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

                              SNAP-ON INCORPORATED

Snap-on Incorporated hereby files Amendment number 1 to its Report on Form 10-Q filed on November 16, 1999 for purposes of filing information under Part I relating to the change in timing of $2.5 million pre-tax of restructuring-related charges from the third quarter of 1998 to the fourth quarter of 1998. This change reduced the net loss by $1.5 million after-tax for the thirteen and thirty-nine weeks ended October 3, 1998 and reduced loss per common share for basic and diluted by $0.01 for the thirteen weeks ended October 3, 1998 and by $0.02 for the thirty-nine weeks ended October 3, 1998. As a result, the composition of the restructuring charges table was modified along with related narrative.

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

                          PART I. FINANCIAL INFORMATION

                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands except per share data)
                                   (Unaudited)
                                       Thirteen Weeks Ended        Thirty-nine Weeks Ended
                                    October 2,       October 3,   October 2,      October 3,
                                       1999            1998          1999           1998
                                       ----            ----          ----           ----

Net sales                          $   453,157    $   427,272    $ 1,378,895    $ 1,295,877

Cost of goods sold                    (234,738)      (225,184)      (716,310)      (677,554)

Cost of goods sold -
  discontinued products                   --          (50,562)          --          (50,562)

Operating expenses                    (170,504)      (176,366)      (527,215)      (525,346)

Restructuring and other
  non-recurring charges                 (5,315)       (80,059)       (14,285)       (80,059)

Net finance income                      12,267         14,657         46,400         47,529

Interest expense                        (5,262)        (5,883)       (15,360)       (15,365)

Other income (expense) - net            16,558            604          3,319         (1,624)
                                   -----------    -----------    -----------    -----------

     Earnings (loss) before
       income taxes                     66,163        (95,521)       155,444         (7,104)

Income tax provision (benefit)          23,613        (23,061)        55,654          8,769
                                   -----------    -----------    -----------    -----------

Net earnings (loss)                $    42,550    $   (72,460)   $    99,790    $   (15,873)
                                   ===========    ===========    ===========    ===========

Earnings (loss) per weighted
  average common share - basic     $       .73    $     (1.23)   $      1.71    $      (.27)
                                   ===========    ===========    ===========    ===========

Earnings (loss) per weighted
  average common share - diluted   $       .72    $     (1.23)   $      1.69    $      (.27)
                                   ===========    ===========    ===========    ===========

Weighted average common shares
  outstanding - basic                   58,491         58,995         58,482         59,359

Effect of dilutive options                 424           --              424           --
                                   -----------    -----------    -----------    -----------

Weighted average common shares
  outstanding - diluted                 58,915         58,995         58,906         59,359
                                   ===========    ===========    ===========    ===========

Dividends declared per
  common share                     $      --      $      --      $       .67    $       .64
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

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)
                                                       Thirty-nine Weeks Ended
                                                       October 2,     October 3,
                                                          1999          1998
                                                      -----------   -----------
OPERATING ACTIVITIES
  Net earnings (loss)                               $   99,790     $  (15,873)
  Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities:
    Depreciation                                        28,751         25,715
    Amortization                                         8,828          7,099
    Deferred income taxes                               20,364         (4,310)
    (Gain) on sale of assets                            (1,183)        (4,412)
    (Gain) on currency hedge for purchase
      price commitment, net of tax                      (1,085)            -
    Charges due to restructuring and other
      non-recurring charges, net of tax                  9,504         94,924
  Changes in operating assets and liabilities:
    Decrease in receivables                             52,904         56,514
    (Increase) in inventories                          (42,483)       (66,935)
    Decrease in prepaid and other assets                54,265         50,261
    (Decrease) in accounts payable                     (24,296)       (16,127)
    (Decrease) in accruals and other liabilities        (2,398)       (53,882)
                                                    -----------    ----------

  Net cash provided by operating activities            202,961         72,974

INVESTING ACTIVITIES
  Capital expenditures                                 (27,189)       (32,332)
  Acquisitions of businesses                          (481,752)       (76,155)
  Disposal of property and equipment                     6,276          7,115
                                                    ----------    -----------

  Net cash used in investing activities               (502,665)      (101,372)

FINANCING ACTIVITIES
  Payment of long-term debt                                  -         (3,543)
  Increase in long-term debt                             6,743         47,412
  Increase in short-term borrowings-net                346,296         78,830
  Purchase of treasury stock                           (14,714)       (75,723)
  Proceeds from stock plans                              7,663          7,333
  Cash dividends paid                                  (39,210)       (38,030)
                                                    ----------     ----------

Net cash provided by financing activities              306,778         16,279

Effect of exchange rate changes on cash                   (416)           (90)
                                                    ----------     ----------

Increase (decrease) in cash and cash equivalents         6,658        (12,209)

Cash and cash equivalents at beginning of period        15,041         25,679
                                                    ----------     ----------

Cash and cash equivalents at end of period          $   21,699      $  13,470
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

    For the third quarter of 1998, when Project Simplify was announced, the Corporation recorded pre-tax charges of $130.6 million of restructuring and other non-recurring charges. For the third quarter and first nine months of 1999, the Corporation recorded pre-tax charges of $5.3 million and $14.3 million, respectively, of other non-recurring charges related to Project Simplify. Total charges for Project Simplify as of October 2, 1999 were
    $164.1 million. This amount consists of $73.1 million of restructuring charges and $91.0 million of other non-recurring charges.

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

The composition of the Corporation's restructuring charge activity for nine months ended October 3, 1999 is as follows:

                                    Restructuring                 Restructuring
                                   Reserves as of      Cash      Reserves as of
(Amounts in thousands)            January 2, 1999     Payments  October 2, 1999
                                  ---------------     --------  ---------------
Expenditures for severance
      and other exit costs                $16,505      $(6,524)          $9,981
Charges for warranty
      provisions                            9,660       (3,850)           5,810
                                        ---------  -----------        ---------
Total restructuring
       reserves                           $26,165     $(10,374)         $15,791
                                          =======     ========          =======

At January 2, 1999, the Corporation had remaining restructuring charges of $11.2 million for severance and of $5.3 million for non-cancelable lease agreements on facilities to be closed and other exit costs associated with Project Simplify. Severance costs provided for worldwide salaried and hourly employees relate to facility closures, elimination of staffing redundancies and operational streamlining. As of October 2, 1999, 959 employees of an estimated 1,100 have separated from the Corporation, and severance payments of $4.0 million have been made during 1999. The elimination of the remaining positions is expected by the first quarter of 2000.

As part of the restructuring efforts, the Corporation recorded a charge in the amount of $9.7 million in 1998 to provide additional warranty support, at no cost to the customer, for products already sold, relating to the elimination of discontinued business units and their product lines of which $3.9 million in cash payments have been made during 1999. The majority of this charge relates to Computer Aided Services, Inc. and Edge Diagnostic Systems. The warranty reserve has been included in Cost of Goods Sold - Discontinued Products while all remaining restructuring charges have been included in Restructuring and Other Non-recurring Charges on the accompanying Consolidated Statements of Earnings.

Other non-recurring Charges: As part of Project Simplify, the Corporation has recorded other non-recurring charges in the amount of $90.1 million which do not qualify for restructuring accrual treatment and are therefore expensed when incurred. These charges include the elimination of $50.9 million of discontinued SKUs of inventory, costs to resolve certain legal matters in the amount of $18.7 million and other transitional costs in the amount of $18.8 million. For the third quarter of 1999, the Corporation recorded other non-recurring charges of $5.3 million. These charges consisted of employee incentives ($.2 million), relocation costs ($3.3 million) and professional services ($1.8 million). For the first nine months of 1999, total non-recurring charges were $14.3 million. These charges consisted of employee incentives ($1.1 million), relocation costs ($7.0 million) and professional services ($6.2 million). The non-recurring charge related to the reduction of SKUs has been included as part of Cost of Goods Sold - Discontinued Products, while the remaining non-recurring charges have been included in Restructuring and Other Non-recurring Charges on the accompanying Consolidated Statements of Earnings.

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

8. Total comprehensive income, consisting of net earnings and foreign currency translation adjustments, for the thirteen and thirty-nine week periods ended October 2, 1999 and October 3, 1998, was as follows:

                                             Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                            October 2,     October 3,    October 2,      October 3,
   (Amounts in thousands)                       1999          1998           1999            1998
                                                ----          ----           ----            ----
     Net earnings (loss)                      $ 42,550      $ (72,460)     $ 99,790       $ (15,873)
     Foreign currency translation                4,216          5,185        (5,011)          4,331
                                              --------      ---------      --------       ----------
     Total comprehensive income (loss)        $ 46,766      $ (67,275)     $ 94,779       $ (11,542)
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

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Overview: The Corporation posted record net sales, earnings and earnings per share for the third quarter and first nine months of 1999. Net sales increased 6.1% to $453.2 million for the third quarter and increased 6.4% to $1.4 billion for the first nine months of 1999 as compared to the comparable 1998 periods of $427.3 million and $1.3 billion. The increase in net sales in the third quarter and first nine months of 1999 over 1998 was driven by increases across all business segments in North America. Reported net earnings for the third quarter and first nine months of 1999 were $42.6 million and $99.8 million as compared to $72.5 million net loss and $15.9 million net loss in the comparable prior year periods. Reported diluted earnings per share for the third quarter and first nine months of 1999 were $0.72 per share and $1.69 per share as compared to a loss of $1.23 per share and a loss of $0.27 per share in the comparable prior year periods.

Net earnings for the third quarter, excluding other non-recurring charges related to Project Simplify of $3.2 million after-tax, a gain on the forward currency hedge on the US$400 million equivalent purchase price commitment for the Sandvik acquisition of $9.8 million after-tax and a non-recurring $0.7 million after-tax charge resulting from settlement of litigation with the State of Texas ("non-recurring items"), improved to $36.6 million from $22.5 million, an increase of 63.1% from the same year-ago period. Net earnings for the first nine months of 1999, excluding other non-recurring charges related to Project Simplify of $8.8 million after-tax, a gain on a currency hedge of $1.1 million after-tax and the settlement of litigation with the State of Texas of $0.7 million after-tax, increased 36.9% to $108.2 million, versus $79.1 million in the same period a year ago. Net earnings for the third quarter of $22.5 million and first nine months of 1998 of $79.1 million excludes $51.3 million after-tax of restructuring charges and $43.6 million after-tax of non-recurring charges related to the announcement of Project Simplify in the third quarter of 1998. Diluted earnings per share for the 1999 third quarter were $0.62, excluding non-recurring items. For the first nine months of 1999, diluted earnings per share were $1.84, excluding non-recurring items.

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

In the third quarter and first nine months of 1999, $5.3 million ($3.2 million or $0.06 per share after-tax) and $14.3 million ($8.8 million or $0.16 per share after-tax) of other non-recurring charges were taken in connection with Project Simplify, primarily for reassignment of personnel and costs for facilities consolidation. Of the expected total charge of approximately $185.0 million to be recorded through the first quarter of 2000, a total of $164.1 million in pre-tax charges have been recorded through the third quarter of 1999 (including $130.6 million in the third quarter of 1998, $19.3 million in the fourth quarter of 1998, $1.9 million in the first quarter of 1999, $7.0 million in the second quarter of 1999 and $5.3 million in the third quarter 1999). Approximately one-half of the total charges will be non-cash with the remaining costs requiring cash outflows which will be and are being provided from operations.

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

                           PART II. OTHER INFORMATION


Item 6: Exhibits and Reports on Form 8-K

Item 6(a):  Exhibits

Exhibit 10(a) Five Year Credit Agreement between the Corporation and Salomon Smith Barney Inc, Banc One Capital Markets Inc. and The First National Bank of Chicago. [X]

Exhibit 10(b) 364-Day Credit Agreement between the Corporation and Salomon Smith Barney Inc, Banc One Capital Markets Inc. and The First National Bank of Chicago. [X]

Exhibit 27     Financial Data Schedule   [X]


[X] Previously filed

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





                              SNAP-ON INCORPORATED





Date:  January 28, 2000       /s/ N. T. Smith
                              --------------------------------------------
                              N. T. SMITH
                              (Principal Accounting Officer and Controller)

                                 EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION


Exhibit 10(a) Five Year Credit Agreement between the Corporation and Salomon Smith Barney Inc, Banc One Capital Markets Inc. and The First National Bank of Chicago. [X]

Exhibit 10(b) 364-Day Credit Agreement between the Corporation and Salomon Smith Barney Inc, Banc One Capital Markets Inc. and The First National Bank of Chicago. [X]

Exhibit 27     Financial Data Schedule  [X]

[X] Previously filed