Form 10-K405
period 2000-01-01
SNAP ON INC
filed 2000-03-29
CIK 91440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934 For the fiscal year ended January 1, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission File Number 1-7724

                              SNAP-ON INCORPORATED
             (Exact name of registrant as specified in its charter)

          Delaware                                               39-0622040
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

10801 Corporate Drive, Pleasant Prairie, Wisconsin               53158-1603
--------------------------------------------------               ----------
    (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code: (262) 656-5200

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant at February 28, 2000: $1,309,772,474

Number of shares outstanding of each of the registrant's classes of common stock at February 28, 2000: Common stock, $1 par value, 58,551,912 shares

Documents incorporated by reference
Portions of the Corporation's Annual Report to Shareholders for the fiscal year ended January 1, 2000, are incorporated by reference into Parts I, II and IV of this report.

Portions of the Corporation's Proxy Statement, dated March 28, 2000, prepared for the Annual Meeting of Shareholders scheduled for April 28, 2000, are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I
   Item  1.   Business.........................................................3
   Item  2.   Properties.......................................................9
   Item  3.   Legal Proceedings...............................................10
   Item  4.   Submission of Matters to a Vote of Security Holders.............10

PART II
   Item  5.   Market for Registrant's Common Equity and
                Related Stockholder Matters...................................12
   Item  6.   Selected Financial Data.........................................12
   Item  7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................12
   Item  7A.  Qualitative and Quantitative Disclosures About
                Market Risk...................................................12
   Item  8.   Financial Statements and Supplementary Data.....................13
   Item  9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...........................13

PART III
   Item  10.  Directors and Executive Officers of the Registrant..............13
   Item  11.  Executive Compensation..........................................13
   Item  12.  Security Ownership of Certain Beneficial Owners
                and Management................................................13
   Item  13.  Certain Relationships and Related Transactions..................13

PART IV
   Item  14.  Exhibits, Financial Statement Schedules and Reports
                on Form 8-K...................................................14

Signature Pages...............................................................15
Exhibit Index.................................................................17

PART I

Item 1:   Business

Snap-on Incorporated (the "Corporation" or "Snap-on") was incorporated under the laws of the state of Wisconsin in 1920 and reincorporated under the laws of the state of Delaware in 1930. Snap-on's mission is to delight its customers by providing productivity-enhancing, innovative products, services and solutions. Snap-on is a leading global developer, manufacturer and marketer of professional tools, diagnostics equipment and related services marketed in more than 150 countries. Long known as a quality and performance leader in professional tools and tool storage, Snap-on offers a wide range of capabilities and solutions for professional tool users in vehicle service, industrial and other commercial applications worldwide. The Corporation's largest geographic markets include the United States, Australia, Brazil, Canada, France, Germany, Japan, Mexico, the Netherlands, Spain, Sweden and the United Kingdom. Customers include professional vehicle service technicians, independent automotive repair and body shops, franchised service centers, specialty repair shops, automotive dealerships, vehicle manufacturers, government, and industrial and commercial tool and equipment users worldwide. The originator of the dealer van distribution channel, Snap-on also reaches its customers through company direct and distributor channels where appropriate.

The Corporation's segments are based on the organization structure that is used by management for making operating and investment decisions, and for assessing performance. Based on this management approach, the Corporation has two reportable segments: Global Transportation and Global Operations. The Global Transportation segment consists of the Corporation's business operations serving the dealer van channel worldwide. The Global Operations segment consists of the business operations serving the direct sales and distributor channels worldwide. These two segments derive revenues primarily from the sale of tools and equipment. Additional information about the Corporation's business segments, customers, domestic and international operations and products and services is provided in Note 15 entitled "Segments" on pages 42 and 43 of the Corporation's 1999 Annual Report, incorporated herein by reference.

During 1999, the Corporation acquired the Sandvik Saws and Tools business, now operating as the Bahco Group AB ("Bahco"), three other new business operations and the remaining 40% interest in Mitchell Repair Information Company, LLC ("MRIC"). Each of the acquisitions provides the Corporation with a complementary product line, new customer relationships, access to additional distribution and/or extended geographic reach. Bahco is a manufacturer and supplier of professional tool products and employs approximately 2,400 people. Of those, approximately 1,000 employees are in Sweden. Products are manufactured at 11 plants in Sweden, the United States, Argentina, England, France, Germany and Portugal. MRIC is a major provider of print and electronic versions of vehicle mechanical and electrical repair information and of shop management software to repair and service establishments throughout North America. In the fourth quarter of 1999, the Corporation sold a 15% interest in MRIC to Genuine Parts Company and entered into a strategic alliance to enhance and expand the e-business efforts of both companies. The combined effort unites the electronic, online replacement parts ordering capabilities of Genuine Parts Automotive Parts Group with the online repair information capabilities of MRIC.

In 1998, the Corporation's board of directors approved Project Simplify, a broad program of internal rationalizations, consolidations and reorganizations to make the Corporation's business operations simpler and more effective. Project Simplify was essentially completed and fully provided for as of January 1, 2000. Additional information regarding Project Simplify can be found on pages 20 and 21, Management's Discussion and Analysis, and in Note 14 entitled "Restructuring" on pages 41 and 42 of the Corporation's 1999 Annual Report, incorporated herein by reference.

Products and Services

The Corporation derives income from the manufacture, marketing and distribution of its products and related services. Income is also derived from the financing of certain of the Corporation's products, primarily through a 50%-owned joint venture. The Corporation's two reportable business segments offer a broad line of products and complementary services which can be divided into two groups: tools and equipment. The following table shows the approximate percentage of consolidated sales for each of these product groups in each of the past three years.

Product Group                                      % of Sales
                                         1999          1998         1997
                                         ----          ----         ----
Tools                                     59%           52%          55%
Equipment                                 41%           48%          45%
                                         ----          ----         ----
                                         100%          100%         100%


The tools product group includes hand tools, power tools and tool storage products. Hand tools include wrenches, screwdrivers, sockets, pliers, ratchets, saws and cutting tools, pruning tools and other similar products. Power tools include pneumatic (air), cord-free (battery) and corded (electric) tools such as impact wrenches, ratchets, chisels, drills, sanders, polishers and similar products. Tool storage units include tool chests, roll cabinets and other similar products. The majority of products are manufactured by Snap-on and in completing the product line, some items are purchased from external manufacturers.

The equipment product group includes hardware and software solutions for the diagnosis and service of automotive and industrial equipment. Products include engine analyzers, air conditioning service equipment, brake service equipment, wheel balancing and alignment equipment, transmission troubleshooting equipment, vehicle emissions and safety testing equipment, battery chargers, lifts and hoists, diagnostics equipment service and collision repair equipment. Also included are service and repair information products, online diagnostics services, management systems, point-of-sale systems, integrated systems for vehicle repair shops, and purchasing facilitation services. In the United States, the Corporation supports the sale of its diagnostics and shop equipment by offering training programs. These programs offer certification in both specific automotive technologies and in the application of specific diagnostics equipment developed and marketed by the Corporation.

Tools and equipment are marketed under a number of brand names and trademarks, many of which are well known in the vehicle service and industrial markets served. Some of the major trade names and trademarks and the products and services with which they are associated include the following:

     Trademarks               Products and Services
     ----------               ---------------------

     Snap-on                  Hand tools, power tools, tool storage units, and
                                certain equipment

     Blue-Point               Hand tools, power tools, tool storage units

     Acesa                    Hand tools

     Bahco                    Hand tools

     Fish & Hook              Hand tools

     Irimo                    Hand tools

     Lindstrom                Hand tools

     Palmera                  Hand tools

     Pradines                 Hand tools

     Sandflex                 Hand tools

     Williams                 Hand tools

     ATI                      Tools and equipment for aerospace and industrial
                                applications

     Sioux                    Power tools

     Sun                      Diagnostics and service equipment

     Balco                    Engine diagnostics

     White                    Equipment to recover, recycle and recharge
                                refrigerant in vehicle air-conditioning systems and other fluid handling equipment

     John Bean                Under-car and other service equipment

     Wheeltronic ltd.         Hoists and lifts for vehicle service shops

     Texo Sollevatori         Hoists and lifts for vehicle service shops

     Hofmann                  Wheel balancers, lifts, tire changers and aligners

     GS                       Wheel service equipment

     Brewco                   Collision repair equipment

     Hein-Werner              Collision repair equipment

     Blackhawk                Collision repair equipment

     Mitchell Repair          Repair and service information and shop management
                                systems

     ShopKey                  Repair and service information and shop management
                                systems

     EquiServe                Diagnostic equipment service



Snap-on Credit LLC ("the LLC"), a joint venture with Newcourt Financial USA Inc. ("Newcourt"), an affiliate of CIT Group, offers credit programs that facilitate the sale of many of the Corporation's products and services. On January 3, 1999, the Corporation established the LLC to provide financial services to the Corporation's global dealer and customer networks. The LLC joint venture is 50% owned by the Corporation and 50% owned by Newcourt. The joint venture operations were established initially in the United States and will be expanded globally. As a result of the establishment of the joint venture, the Corporation effectively outsourced to the LLC its captive credit function, previously managed by the Corporation's wholly owned subsidiary, Snap-on Credit Corporation. Additional information about the LLC is provided in Note 5 entitled "Receivables" on page 33 of the Corporation's 1999 Annual Report, incorporated herein by reference.

Through contracts, extended credit is offered to technicians to enable them to purchase tools and equipment that can be used to generate income while they pay for the products over time. Financing, in a lease format, is also offered to shop owners, both independent and national chains, who purchase equipment items, which typically are higher-price-point products than tools. The duration of lease contracts is often two-to-three times that of extended credit contracts.

Financing is also made available to new dealers, whereby a 10-year loan is originated to enable the dealer to fund the purchase of the franchise and the related working capital needs, primarily inventory and customer receivables.

Currently, the majority of the finance income is derived from the vehicle service industry in North America. Internationally, the Corporation continues to directly provide financing to its dealer and customer network.

Market Sectors Served

The Corporation markets and distributes its products and related services principally to professional tool and equipment users around the world. The largest two market sectors are the vehicle service and repair sector, and the industrial sector.

Vehicle Service and Repair Sector

The  vehicle  service  and  repair  sector  has  three  main  customer   groups:
professional technicians, who purchase tools and equipment for themselves; service and repair shop owners and managers -- including independent shops, national chains and automotive dealerships, who purchase equipment for use by multiple technicians within a service or repair facility; and vehicle manufacturers.

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

Major challenges for the Corporation and the vehicle service and repair industry include the increasing rate of technological change within motor vehicles and the resulting impact on the businesses of both suppliers and customers that is necessitated by such change.

Industrial Sector

The Corporation markets its products to a wide variety of industrial customers, including industrial maintenance and repair facilities; manufacturing and assembly operations; government facilities; schools; and original equipment manufacturers ("OEMs") that require instrumentation or service tools and equipment for their products.

Major challenges in the industrial sector include a highly competitive, cost-conscious environment, and a trend toward customers making all of their tool purchases through one integrated supplier. The Corporation believes it is currently a meaningful participant in the market sector for industrial tools and equipment.

Distribution Channels

The Corporation serves customers primarily through three channels of distribution: dealer/tech reps, company direct sales, and distributors. The following discussion represents the Corporation's general approach in each channel, and is not intended to be all-inclusive.

Dealer/Tech Rep Organization

In the United States, the majority of sales to the vehicle repair industry are conducted through the Corporation's dealer network and its tech rep system. Snap-on's mobile dealer van system ("Dealers") primarily covers vehicle service technicians and shop owners, providing weekly contact at the customer's place of business. Dealers' sales are concentrated in hand and power tools, tool storage units and small diagnostic and shop equipment, which can easily be transported in a van and demonstrated during a brief sales call. Dealers purchase the Corporation's products at a discount from suggested retail prices and resell them at prices of the dealer's choosing. Although some dealers have sales areas defined by other methods, most U.S. Dealers are provided a list of places of business which serves as the basis of the dealer's sales route.

Since 1991, all new U.S. Dealers, and a majority of existing U.S. Dealers, have been enrolled as franchisees of the Corporation. The Corporation currently charges initial and ongoing monthly license fees, which do not add materially to the Corporation's revenues. The Corporation makes it possible for prospective Dealer candidates to work as employee sales representatives, at salary plus commission, prior to making an investment in a franchise. In addition, through the LLC, financial assistance is provided to newly converted franchised dealers and other new franchise Dealers, which could include financing for initial license fees, inventory, revolving accounts receivable acquisition, equipment, fixtures, other
expenses  and  an  initial   checking   account   deposit.   At  year-end  1999,
approximately 90% of all U.S. Dealers were enrolled as franchisees versus approximately 89% for 1998.

The Corporation services and supports its dealers with an extensive field organization of branch offices and service and distribution centers. The Corporation also provides sales training, customer and Dealer financial assistance, and marketing and product promotion programs to strengthen dealer sales. A National Dealer Advisory Council, composed of and elected by dealers, assists the Corporation in identifying and implementing enhancements to the franchise program.

In the United States, Dealers are supported by the Snap-on/Sun tech rep system employee sales force. Tech reps are specialists who demonstrate and sell higher-price-point diagnostics and shop equipment, as well as shop management information systems. Tech reps work independently and with Dealers to identify and generate sales leads among vehicle service shop owners. Tech reps are compensated primarily on the basis of commission; Dealers receive a brokerage fee from certain sales made by the Tech Specialists to the Dealer's customers.

Most products sold through the Dealer/tech rep organization are sold under the Snap-on or Sun brand names.

The Corporation has replicated its Dealer van method of distribution in certain countries, including Australia, Canada, Germany, Mexico, Benelux Countries, South Africa, Japan and the United Kingdom. In many of these markets, as in the United States, purchase decisions are generally made or influenced by professional vehicle service technicians and shop owners. The Corporation markets products in certain other countries through its subsidiary, Snap-on Tools International, Ltd., which sells to foreign distributors under license or contract with the Corporation.

Company Direct Sales

In the United States, a growing proportion of sales of Sun and other Snap-on branded shop equipment, including John Bean, Wheeltronic, White and Hoffmann, are made by a direct sales force that has responsibility for national accounts. As the automotive service and repair industry consolidates (with more business conducted by national chains, automotive dealerships and franchised service centers) these larger organizations can be serviced most effectively by sales people who can demonstrate and sell the full line of products and services. The Corporation also sells its products and services directly to vehicle manufacturers.

Tools and equipment are marketed to industrial and governmental customers in the United States through industrial sales representatives, who are employees, and independent industrial distributors. In most markets outside the United States, industrial sales are conducted through distributors. The sales representatives focus on industrial customers whose main purchase criteria are quality and service, as well as on certain OEM accounts. At the end of 1999, the Corporation had industrial sales representatives in the United States, Australia, Canada, Japan, Mexico, Puerto Rico, and some European countries, with the United States representing the majority of the Corporation's total industrial sales.

Distributors

Sales of certain tools and equipment are made through vehicle service and industrial distributors, who purchase the items from Snap-on and resell them to the end users. Products supplied by Bahco, under the Bahco, Sandflex, Fish & Hook, Pradines and Lindstrom brands and trade names, for example, are sold through distributors in Europe, North and South America, Asia and certain other parts of the world. Under-car and other vehicle service equipment, sold through distributors primarily under brands including John Bean and Hofmann, as well as hand tools under brands including Irimo, Palmera and Acesa, are differentiated from those products sold through the dealer/tech rep and direct sales channels. Sun brand equipment is marketed through distributors in South America and Asia, and through both a direct sales force and distributors in Europe. In addition, through its J.H. Williams division, the Corporation manufactures specially designed products for Lowe's Companies Inc. under the Lowe's brand name, known as Kobalt(TM) which are marketed in more than 500 Lowe's outlets.

E-commerce

Snap-on's e-commerce development initiatives are expected to allow Snap-on to match the capabilities of the Internet with Snap-on's existing brand sales and distribution strengths and to reach new customer segments. These initiatives are being designed to further leverage the one-on-one relationships and service
Snap-on  currently  has  with  its  customers.   With
business-to-business and business-to-consumer capabilities, the Corporation and its dealers will be enlarging communications with customers on a real-time, 24-hour, 7-days a week basis.

Competition

The Corporation competes on the basis of its product quality, service, brand awareness and technological innovation. While no one company competes with the Corporation across all of its product lines and distribution channels, various companies compete in one or more product categories and/or distribution channels.

The Corporation believes that it is a leading manufacturer and distributor of its products for the customers it serves in the vehicle service industry, and that it offers the broadest line of products to the vehicle service industry. The major competitors selling to professional technicians in the vehicle service and repair sector through the mobile van channel include MAC Tools (The Stanley Works) and Matco (Danaher Corporation). The Corporation also competes with companies that sell through non-mobile van distributors; these competitors include Facom (Fimalac), Sears, Roebuck and Co., and The Stanley Works. In the industrial sector, major competitors include Armstrong (Danaher Corporation), Cooper Industries, Inc. and Proto (The Stanley Works). The major competitors selling diagnostics and shop equipment to shop owners in the vehicle service and repair sector include Corghi S.p.A., Facom (Fimalac), Hennessy (Danaher Corporation), Hunter Engineering, SPX Corporation and Pentair, Inc.

Raw Materials and Purchased Product

The Corporation's supply of raw materials (including primarily various grades and alloys of steel bars and sheets) and purchased components are readily available from numerous suppliers.

The majority of 1999 consolidated net sales consisted of products manufactured by the Corporation. The remainder was purchased from outside suppliers. No single supplier's products accounted for a material portion of 1999 consolidated net sales.

Patents and Trademarks

The Corporation vigorously pursues and relies on patent protection to protect its inventions and its position in its markets. As of January 1, 2000, the Corporation and its subsidiaries held 947 patents worldwide, with another 650 pending patent applications. No sales relating to any single patent represented a material portion of the Corporation's revenues in 1999.

Examples of products that have features or designs that benefit from patent protection include engine analyzers, serrated jaw open-end wrenches, wheel alignment systems, wheel balancers, sealed ratchets, electronic torque wrenches, ratcheting screwdrivers, emissions-sensing devices and air conditioning equipment.

Much of the technology used in the manufacturing of vehicle service tools and equipment is in the public domain. The Corporation relies primarily on trade secret protection to protect proprietary processes used in manufacturing. Methods and processes are patented when appropriate.

Trademarks used by the Corporation are of continuing importance to the Corporation in the marketplace. Trademarks have been registered in the United States and 78 other countries, and additional applications for trademark registrations are pending. The Corporation vigorously polices proper use of its trademarks.

The Corporation's right to manufacture and sell certain products is dependent upon licenses from others. These products do not represent a material portion of the Corporation's sales.

Working Capital

Because most of the Corporation's business is not seasonal, and its inventory needs are relatively constant, no unusual working capital needs arise during the year.

The Corporation's use of working capital is discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition," on pages 22 and 23 of the Corporation's 1999 Annual Report and is incorporated herein by reference.

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

Employees

At the end of 1999, the Corporation employed approximately 14,000 people, of whom approximately 36% are engaged in manufacturing activities.


Item 2:   Properties

The Corporation maintains both leased and owned manufacturing, warehouse distribution and office facilities throughout the world. The Corporation believes that its facilities are well maintained and have a capacity adequate to meet the Corporation's present and foreseeable future demand. The Corporation's United States facilities occupy approximately 4.7 million square feet, of which approximately 74 % is owned. The Corporation's facilities outside the United States contain approximately 4.5 million square feet, of which approximately 66 percent is owned. Included are the Corporation's owned corporate and general offices located in Pleasant Prairie, Wisconsin and Kenosha, Wisconsin, respectively.

The Corporation's principal manufacturing locations and distribution centers are as follows:

        Location                   Type of property         Owned/Leased
----------------------------       ----------------         ------------
Conway, Arkansas                    Manufacturing              Owned
City of Industry, California        Manufacturing              Leased
Escondido, California               Manufacturing              Owned
San Jose, California                Manufacturing              Leased
Columbus, Georgia                   Manufacturing              Owned

Crystal Lake, Illinois              Distribution               Owned
Mt. Carmel, Illinois                Manufacturing              Owned
Algona, Iowa                        Manufacturing              Owned
Sioux City, Iowa                    Manufacturing              Owned
Olive Branch, Mississippi           Distribution               Leased and owned

Carson City, Nevada                 Distribution               Leased and owned
Robesonia, Pennsylvania             Distribution               Owned
Poway, California                   Distribution and           Leased
                                      manufacturing
Elizabethton, Tennessee             Manufacturing              Owned
Johnson City, Tennessee             Manufacturing              Owned

Milan, Tennessee                    Manufacturing              Owned
Baraboo, Wisconsin                  Manufacturing              Leased
East Troy, Wisconsin                Manufacturing              Owned
Elkhorn, Wisconsin                  Manufacturing              Owned
Kenosha, Wisconsin                  Manufacturing              Owned

Milwaukee, Wisconsin                Manufacturing              Owned
Santo Tome, Argentina               Manufacturing              Owned
Barbara D'oeste, Brazil             Manufacturing              Owned
Mississauga, Canada                 Manufacturing              Leased
Newmarket, Canada                   Distribution and           Owned
                                      manufacturing

Kettering, England                  Distribution               Owned
Rotherham, England                  Manufacturing              Leased
King's Lynn England                 Distribution and           Owned
                                      manufacturing
Pfungstadt, Germany                 Manufacturing              Leased
Unterneukirchen, Germany            Manufacturing              Leased

Wuppertal, Germany                  Manufacturing              Leased
Sopron, Hungary                     Manufacturing              Owned
Correggio, Italy                    Manufacturing              Owned
Helmond, Netherlands                Distribution               Owned
Veenendaal, Netherlands             Distribution               Leased

Vila do Conde, Portugal             Manufacturing              Owned
Irun, Spain                         Manufacturing              Owned
Urretxu, Spain                      Manufacturing              Owned
Vitoria, Spain                      Distribution and           Owned
                                      manufacturing
Bollnas, Sweden                     Manufacturing              Owned

Edsbyn, Sweden                      Manufacturing              Owned
Enkoping, Sweden                    Manufacturing              Owned
Lidkoping, Sweden                   Manufacturing              Owned
Sandviken, Sweden                   Distribution               Leased


Item 3:   Legal Proceedings

During 1999, the Corporation settled litigation involving Tejas Testing Technology One, L.C. and Tejas Testing Technology Two, L.C. The Corporation is involved in a suit with SPX Corporation. Further information is described in
Note 13 entitled "Commitments and Contingencies" to the Financial Statements of the Corporation on pages 40 and 41 of its 1999 Annual Report, which is incorporated herein by reference.


Item 4:   Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of the shareholders during the fourth quarter of the fiscal year ending January 1, 2000.

Executive Officers of the Registrant

The executive officers of the Corporation, their ages as of January 1, 2000, and their current titles and positions held during the last five years are listed below.

Robert A. Cornog (59) - Chairman, President and Chief Executive Officer since July 1991. A Director since 1982.

Branko M. Beronja (65) - Executive Vice President since October 1998. Senior Vice President - Diagnostics from February 1998 to October 1998. Senior Vice President - Diagnostics, North America from April 1996 to February 1998.
President North American Operations from April 1994 to April 1996, and Vice President - Sales, North America from August 1989 to April 1994. A Director since January 1997.

Frederick D. Hay (55) - Senior Vice President - Operations since October 1998. Senior Vice President - Transportation from February 1996 to October 1998. Prior to joining Snap-on, he was President of the Interior Systems and Components Division of UT Automotive, a business unit of United Technologies Corporation, from December 1989 to January 1996.

Donald S. Huml (53) - Senior Vice President - Finance and Chief Financial Officer since August 1994. Prior to joining Snap-on, he was Vice President and Chief Financial Officer of Saint-Gobain Corporation from December 1990 to August 1994.

Michael F. Montemurro (51) - Senior Vice President - Transportation since October 1998. Senior Vice President Financial Services and Administration from August 1994 to October 1998. Senior Vice President - Financial Services, Administration and Chief Financial Officer from April 1994 to August 1994. Senior Vice President - Finance and Chief Financial Officer from March 1990 to April 1994.

Neil T. Smith (45) - Controller since November 1997. Financial Controller from June 1997 to November 1997. Director of Financial Analysis and Planning from December 1994 to May 1997. Prior to joining Snap-on, he was Director of Finance for the Nielsen Marketing Research Division of Dun and Bradstreet Corporation from January 1991 to December 1994.

Susan F. Marrinan (51) - Vice President, Secretary and General Counsel since January 1992.


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

PART II

Item 5:   Market for Registrant's Common Equity and Related Stockholder Matters

Since 1995, the Corporation has undertaken stock repurchases from time to time to prevent dilution created by shares issued for employee and dealer stock purchase plans, stock options and other corporate purposes, as well as to repurchase shares when market conditions are favorable. At its January 1999 meeting, the board of directors authorized the repurchase of up to $50.0 million of the Corporation's common stock. This action followed the board's authorization in 1998 to repurchase up to $100.0 million of common stock and its authorization in 1997 for up to $100.0 million of common stock. At the end of 1999, all of the 1999 authorization and substantially all of the 1998 authorization remained available. The Corporation repurchased 492,800 shares of its common stock in 1999, 2,279,400 shares in 1998 and 986,333 shares in 1997. Since 1995, the Corporation has repurchased 8,570,083 shares. In 1999, the Corporation's average common stock repurchase price was $29.83.

At January 1, 2000, the Corporation had 65,224,118 shares of common stock outstanding. This consists of 58,546,668 shares which are considered outstanding for purposes of computing earnings per share and an additional 6,677,450 shares held in a Grantor Stock Trust which are considered outstanding for voting purposes but not for purposes of computing earnings per share.

The Corporation's stock is listed on the New York Stock Exchange under the ticker symbol SNA.

The Corporation's common stock high and low prices for the last two years by quarter were as follows:

Common Stock High/Low Prices - Unaudited
(Amounts in dollars)

Quarter                            1999                    1998
-------                            ----                    ----
First                         $36.75 - $28.06         $46.22 - $37.19
Second                        $37.44 - $28.56         $46.44 - $34.38
Third                         $37.81 - $30.75         $37.50 - $25.50
Fourth                        $32.50 - $26.44         $36.00 - $28.88


Additional information required by Item 5 is contained in the sections entitled "Quarterly Financial Information" and "Six-year Data" on pages 44 and 45 of the Corporation's 1999 Annual Report and is incorporated herein by reference.


Item 6:   Selected Financial Data

The information required by Item 6 is contained in the section entitled "Six-year Data" on page 45 of the Corporation's 1999 Annual Report and is incorporated herein by reference.


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 17 through 25 of the Corporation's 1999 Annual Report and is incorporated herein by reference.


Item 7A:  Qualitative and Quantitative Disclosures About Market Risk

The information required by Item 7A is contained in the section entitled "Value at Risk" on page 24 and in Note 8 entitled "Financial Instruments" on pages 35 and 36 of the Corporation's 1999 Annual Report and is incorporated herein by reference.

Item 8:   Financial Statements and Supplementary Data

Financial statements and supplementary data required by Item 8 is contained in the Corporation's 1999 Annual Report appearing in the sections entitled "Consolidated Statement of Earnings" on page 26, "Consolidated Balance Sheets" on page 27, "Consolidated Statements of Shareholders' Equity and Comprehensive Income" on page 28, "Consolidated Statements of Cash Flows" on page 29, "Notes to Consolidated Financial Statements" on pages 30 through 43, "Report of Independent Public Accountants" on page 46, and "Quarterly Financial Information" appearing on page 44, and is incorporated herein by reference.

Additionally, the Corporation's gross profit for the last two years by quarter was as follows:

Gross Profit*
(Amounts in thousands)

Quarter                         1999                    1998
-------                         ----                    ----
First                         $218,901                $211,545
Second                        $225,265                $204,690
Third                         $218,419                $151,526
Fourth                        $233,602                $195,553

*Gross Profit equals net sales less cost of goods sold.


Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART III

Item 10:  Directors and Executive Officers of the Registrant

The identification of the Corporation's directors as required by Item 10 is contained in the Corporation's Proxy Statement, dated March 28, 2000, in the section entitled "Proposal to be Voted on: Election of Directors" on page 4 and in the section entitled "Board of Directors-Directors Not Standing for Election" on page 5, and is incorporated herein by reference.

With respect to information about the Corporation's executive officers, see caption "Executive Officers of the Registrant" at the end of Part I of this report.

The disclosure concerning Section 16(a) filing compliance pursuant to Item 405 of Regulation S-K is contained in the Corporation's Proxy Statement, dated March 28, 2000, in the section entitled "Other Information" on page 19, and is incorporated herein by reference.


Item 11:  Executive Compensation

The information required by Item 11 is contained in the Corporation's Proxy Statement, dated March 28, 2000, in the section entitled "Executive Compensation" on pages 15 through 18 and in the section entitled "Other Information" on page 19 and is incorporated herein by reference.


Item 12:  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is contained in the Corporation's Proxy Statement, dated March 28, 2000, in the section entitled "Security Ownership of Management and Certain Beneficial Owners" contained on pages 8 and 9, and is incorporated herein by reference.


Item 13:  Certain Relationships and Related Transactions

None.

PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14(a):  Document List

1.  List of Financial Statements

The following consolidated financial statements of Snap-on Incorporated, and the Report of Independent Public Accountants thereon, contained on pages 26 through 43 and on page 46 of the Corporation's 1999 Annual Report to its shareholders for the year ended January 1, 2000, are incorporated by reference in Item 8 of this report:

Consolidated Balance Sheets as of January 1, 2000, and January 2, 1999.

Consolidated Statements of Earnings for the years ended January 1, 2000, January 2, 1999, and January 3, 1998.

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended January 1, 2000, January 2, 1999, and January 3, 1998.

Consolidated Statements of Cash Flows for the years ended January 1, 2000, January 2, 1999, and January 3, 1998.

Notes to Consolidated Financial Statements.

Report of Independent Public Accountants.

2.  Financial Statement Schedules

The following consolidated financial statement schedules of Snap-on Incorporated are included in Item 14(d) as a separate section of this report.

Schedule II Valuation and Qualifying Accounts and Reserves.  Page 19 herein.

Report of Independent Public Accountants on Financial Statement Schedule. Page 20 herein.

Unaudited Pro forma Financial Statement Schedule of Bahco Group AB Acquisition. Pages 21 through 24 herein.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable and, therefore, have been omitted, or are included in the Corporation's 1999 Annual Report in the Notes to Consolidated Financial Statements for the years ended January 1, 2000, January 2, 1999, and January 3, 1998, which are incorporated by reference in Item 8 of this report.

3.  List of Exhibits

The exhibits filed with or incorporated by reference in this report are as specified in the exhibit index under Item 14(c). Pages 17 and 18 herein.

Item 14(b):  Reports on Form 8-K

During the fourth quarter of 1999, the Corporation reported on Form 8-K the following:

    Form 8-K dated September 30, 1999, its acquisition of the Bahco Group AB under Item 2.

    Form 8-K/A dated September 30, 1999, its acquisition of the Bahco Group AB under Item 7.

Subsequent to year-end, the Corporation reported on Form 8-K/A dated September 30, 1999, additional information on its acquisition of the Bahco Group AB under
Item 7.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SNAP-ON INCORPORATED

By: /s/ R. A. Cornog                                        Date: March 28, 2000
   -------------------------------------------------             ---------------
    R. A. Cornog, Chairman of the Board of
    Directors, President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities as indicated.



    /s/ R. A. Cornog                                        Date: March 28, 2000
   -------------------------------------------------             ---------------
    R. A. Cornog, Chairman of the Board of
    Directors, President and Chief Executive Officer



    /s/ D. S. Huml                                          Date: March 28, 2000
   -------------------------------------------------             ---------------
    D. S. Huml, Principal Financial Officer,
    and Senior Vice President - Finance



    /s/ N. T. Smith                                         Date: March 28, 2000
   -------------------------------------------------             ---------------
    N. T. Smith, Principal Accounting Officer,
    and Controller

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities as indicated.


By: /s/ B. M. Beronja                                       Date: March 28, 2000
   -------------------------------------------------             ---------------
    B. M. Beronja, Director



By: /s/ D. W. Brinckman                                     Date: March 28, 2000
   -------------------------------------------------             ---------------
    D. W. Brinckman, Director



By: /s/ B. S. Chelberg                                      Date: March 28, 2000
   -------------------------------------------------             ---------------
    B. S. Chelberg, Director



By: /s/ R. J. Decyk                                         Date: March 28, 2000
   -------------------------------------------------             ---------------
    R. J. Decyk, Director



By:  /s/ L. A. Hadley                                       Date: March 28, 2000
   -------------------------------------------------             ---------------
    L. A. Hadley, Director



By: /s/ A. L. Kelly                                         Date: March 28, 2000
   -------------------------------------------------             ---------------
    A. L. Kelly, Director



By: /s/ G. W. Mead                                          Date: March 28, 2000
   -------------------------------------------------             ---------------
    G. W. Mead, Director



By: /s/ J. D. Michaels                                      Date: March 28, 2000
   -------------------------------------------------             ---------------
    J. D. Michaels, Director



By: /s/ E. H. Rensi                                         Date: March 28, 2000
   -------------------------------------------------             ---------------
    E. H. Rensi, Director



By: /s/ R. F. Teerlink                                      Date: March 28, 2000
   -------------------------------------------------             ---------------
    R. F. Teerlink, Director

                                  EXHIBIT INDEX

Item 14(c):  Exhibits


(2) (a)   Share Purchase  Agreement between CTT Cutting Tool Technology B.V.
          and the Corporation dated as of April 16, 1999 (incorporated by reference to Exhibit (2)(a) to the Corporation's report on Form 8-K dated September 30, 1999 (Commission File No. 1-7724))

    (b) Amendment Agreement #1 to Share Purchase Agreement between CTT Cutting Tool Technology B.V. and the Corporation dated as of September 30, 1999 (incorporated by reference to Exhibit (2)(a) to the Corporation's report on Form 8-K dated September 30, 1999 (Commission File No. 1-7724))

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

          The Corporation and its subsidiaries have no long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of January 1, 2000. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

(10)      Material Contracts

    (a)   Amended  and  Restated  Snap-on   Incorporated  1986  Incentive  Stock
          Program*#

    (b) Form of Restated Senior Officer Agreement between the Corporation and each of Robert A. Cornog, Branko M. Beronja, Frederick D. Hay, Donald
          S. Huml and Michael F. Montemurro (incorporated by reference to Exhibit (10)(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (Commission File No. 1-7724))*

    (c) Form of Restated Executive Agreement between the Corporation and each of Alan T. Biland, Sharon M. Brady, Richard V. Caskey, Dale F. Elliott, Nicholas L. Loffredo, Denis J. Loverine, Susan F. Marrinan and Neil T. Smith (incorporated by reference to Exhibit (10)(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (Commission File No. 1-7724))*

    (d) Deferred Compensation Waiver and Insurance Benefit Agreement between the Corporation and Robert A. Cornog dated January 30, 1998 (incorporated by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 2,1999 (Commission File No. 1-7724))*

    (e) Deferred Compensation Waiver and Insurance Benefit Agreement between the Corporation and Branko M. Beronja dated December 21, 1998 (incorporated by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 2,1999 (Commission File No. 1-7724))*

    (f) Deferred Compensation Waiver and Insurance Benefit Agreement between the Corporation and Frederick D. Hay dated September 27, 1999*#

    (g) Form of Indemnification Agreement between the Corporation and each of the Directors, Frederick D. Hay, Donald S. Huml, Susan F. Marrinan and Michael F. Montemurro effective October 24, 1997 (incorporated by reference to Exhibit (3)(a) to the Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 1998 (Commission File No. 1-7724))*

    (h)   Amended and Restated Snap-on Incorporated Directors' 1993 Fee Plan *#

    (i)   Snap-on Incorporated Deferred Compensation Plan*#

    (j)   Snap-on Incorporated Supplemental Retirement Plan for Officers *#

    (k) Benefit Trust Agreement between the Corporation and The Northern Trust Company, effective as of July 2, 1998 (incorporated by reference to the Corporation's Form 8-K dated July 2, 1998 (Commission File No. 1-7724))

    (l) Form of Deferred Award Agreement between the Corporation and each of Robert A. Cornog, Branko M. Beronja, Alan T. Biland, Dale F. Elliott, Gary S. Henning, Frederick D. Hay, Donald S. Huml, Michael F. Montemurro and Susan F. Marrinan, dated March 1, 1999 and Form of Restricted Stock Agreement between the Corporation and David E. Cox, dated March 1, 1999*#

    (m) Five-year Credit Agreement between the Corporation and Salomon Smith Barney Inc., Banc One Capital Markets Inc. and the First National Bank of Chicago (incorporated by reference to Exhibit 10(a) to the Corporation's report on Form 10-Q for the quarterly period ended October 2, 1999 (Commission File No. 1-7724))

    (n) 364 Day Credit Agreement between the Corporation and Salomon Smith Barney Inc., Banc One Capital Markets Inc. and the First National Bank of Chicago (incorporated by reference to Exhibit 10(a) to the Corporation's report on Form 10-Q for the quarterly period ended October 2, 1999 (Commission File No. 1-7724))

(12)      Computation of Ratio of Earnings to Fixed Charges#

(13) The following portions of the Corporation's Annual Report to Shareholders, which are incorporated by reference in this Form 10-K, are filed as Exhibit 13: Management's Discussion and Analysis of Results of Operations and Financial Condition, Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Shareholders' Equity and Comprehensive Income, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements, Quarterly Financial Information, Six-year Data, Management's Responsibility for Financial Reporting and Report of Independent Public Accountants.#

(21)      Subsidiaries of the Corporation#

(23)      Consent of Independent Public Accountants#

(27)      Financial Data Schedule - Fiscal 1999#


# Filed herewith.
* Denotes management contract or compensatory plan or arrangement.

Item 14(d):  Schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(amounts in thousands)



                                Purchase
                   Balance       (Sale)
                     at        Acquisition                               Balance
                  Beginning   (Divestiture),               Costs and     at End
Description        of Year         Net        Expenses   Deductions(1)   of Year
-----------       ---------   -------------   --------   -------------   -------

Allowance for doubtful accounts

Year-ended
January 1, 2000    $29,231      $(7,569)*     $24,126      $(18,002)     $27,786

Year-ended
January 2, 1999    $20,645      $ 2,073       $24,984      $(18,471)     $29,231

Year-ended
January 3, 1998    $16,903      $ 2,220       $21,040      $(19,518)     $20,645


(1)  This amount represents write-offs of bad debts.

* Includes a $9.5 million reduction due to the sale of receivables to Newcourt Financial USA Inc.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements included in Snap-on Incorporated's (the "Corporation") Annual Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 1, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on page 20 is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                            /s/ Arthur Andersen LLP

                                            ARTHUR ANDERSEN LLP

Chicago, Illinois
February 1, 2000

                UNAUDITED PRO FORMA FINANICAL STATEMENT SCHEDULE
                          OF BAHCO GROUP AB ACQUISITION


On September 30, 1999, the Corporation acquired the Sandvik Saws and Tools business, formerly a wholly owned operating unit of Sandvik AB. Sandvik Saws and Tools business now operates as the Bahco Group AB ("Bahco"). Bahco is a manufacturer and supplier of professional tool products and employs approximately 2,400 people. Of those, approximately 1,000 employees are in Sweden. Products are manufactured at 11 plants in Sweden, Germany, Portugal, France, England, the United States and Argentina.

The acquisition is being accounted for as a purchase and the results of Bahco have been included in the accompanying consolidated financial statements since the date of the acquisition. The total purchase price of approximately $380 million includes the purchase of facilities, a number of brand names and trademarks, and certain other assets and liabilities. The Corporation funded the acquisition through working capital and an expansion of an existing commercial paper credit facility.

A preliminary goodwill allocation in accordance with the criteria established under Accounting Principles Board ("APB") Opinion No. 16, "Business
Combinations," has been performed. The cost of the acquisition has been allocated on the basis of the fair market value of the assets acquired and the liabilities assumed. This preliminary allocation results in goodwill of $215 million being recorded. The final purchase price allocation will be finalized during 2000 upon completion of asset valuations and any post-closing purchase price adjustments.

The preliminary allocation of the purchase price of $380 million, which includes direct acquisition costs of $9 million, is as follows:

(Amounts in millions)
Fair value of property and equipment                     $  98
Fair value of patents and trademarks                        25
Other net assets acquired                                   42
Goodwill                                                   215
                                                         -----
  Purchase price                                         $ 380
                                                         =====

Assigned useful lives are as follows:
  Patents                                             13 years
  Trademarks                                          40 years
  Goodwill                                            40 years


The following unaudited pro forma statements of earnings of the Corporation gives effect to the acquisition of Bahco as if the acquisition had occurred on January 1, 1998, after giving effect to certain adjustments for depreciation, amortization, interest expense, and income taxes associated with the purchase method of accounting as performed at the time of the acquisition.

For pro forma purposes, the Corporation's Audited Consolidated Statement of Earnings for 1999, has been combined with the Unaudited Combined Statement of Revenues and Direct Expenses of the Bahco Group for the nine-months ended September 30, 1999, and the effects of pro forma adjustments as set forth in the notes thereto.

For pro forma purposes, the Corporation's Audited Consolidated Statement of Earnings for 1998, has been combined with the Audited Combined Statement of Revenues and Direct Expenses of the Bahco Group for the year ended December 31, 1998, and the effects of pro forma adjustments as set forth in the notes thereto.

The following unaudited pro forma statements of earnings are based on historical financial data, and on assumptions and adjustments described in the notes thereto. All such assumptions and adjustments are inherently subject to significant uncertainty and contingencies. It can be expected that some or all of the assumptions on which the following unaudited pro forma statements of earnings is based will prove to be inaccurate. As a result, the unaudited pro forma statements of earnings do not purport to represent what the Corporation's results of operations would have been if the acquisition of Bahco had occurred on January 1, 1998, and is not intended to project the Company's results of operations for any future period. The final purchase price allocation, when completed in 2000, will result in changes to the amount of recorded assets and goodwill included as pro forma amounts.

Unaudited Pro Forma Statement of Earnings for 1999
(Amounts in thousands except per share data)


                                                         Snap-on            Bahco Group
                                                       Incorporated          Unaudited
                                                         Audited             Combined
                                                       Consolidated        Statement of
                                                        Statement          Revenues and
                                                       Of Earnings        Direct Expenses
                                                        Year-Ended       Nine-Months Ended        Pro forma
                                                           1999          September 30, 1999      Adjustments          Pro forma
                                                    ---------------------------------------------------------      --------------

Net sales                                              $ 1,945,621           $ 228,946           $     -            $ 2,174,567

Cost of goods sold                                      (1,032,836)           (159,064)            (1,845) a         (1,193,745)

Cost of goods sold - non-recurring charges                 (16,598)                  -                  -               (16,598)

Operating expenses                                        (723,658)            (57,964)            (3,960) b           (785,582)

Net finance income                                          60,476                   -                  -                60,476

Restructuring and other non-recurring charges              (20,592)                  -                  -               (20,592)

Interest expense                                           (27,358)                  -            (11,738) c            (39,096)

Other income (expense) - net                                12,882                 983                  -                13,865

  Earnings (loss) before income taxes                      197,937              12,901            (17,543)              193,295

Income tax provision (benefit)                              70,710                   -             (1,124) d             69,586

Net earnings (loss)                                    $   127,227           $  12,901           $(16,419)          $   123,709

Earnings per weighted average
 common share - basic                                  $      2.18                                                  $      2.11

Earnings per weighted average
 common share - diluted                                $      2.16                                                  $      2.10

Weighted average common shares
  outstanding - basic                                       58,494                                                       58,494

Effect of dilutive options                                     383                                                          383

Weighted average common shares
  outstanding - diluted                                     58,877                                                       58,877

Unaudited Pro Forma Statement of Earnings for 1998
(Amounts in thousands except per share data)



                                                        Snap-on           Bahco Group
                                                      Incorporated          Audited
                                                        Audited             Combined
                                                      Consolidated        Statement of
                                                       Statement          Revenues and
                                                      Of Earnings        Direct Expenses
                                                       Year-Ended           Year-Ended            Pro forma
                                                          1998           December 31, 1998       Adjustments         Pro forma
                                                    ------------------------------------------------------------   --------------


Net sales                                              $1,772,637            $ 323,908           $      -           $ 2,096,545

Cost of goods sold                                       (948,761)            (215,119)            (2,460) a         (1,166,340)

Cost of goods sold - non-recurring charges                (60,562)                   -                  -               (60,562)

Operating expenses                                       (705,811)             (78,989)            (5,280) b           (790,080)

Restructuring and other non-recurring charges             (89,301)                   -                  -               (89,301)

Net finance income                                         65,933                    -                  -                65,933

Interest expense                                          (21,254)                   -            (15,650) c            (36,904)

Other income (expense) - net                               (2,041)                 280                  -                (1,761)

    Earnings (loss) before income taxes                    10,840               30,080            (23,390)               17,530

Income tax provision (benefit)                             15,619                    -              2,393 d              18,012

Net earnings (loss)                                    $   (4,779)           $  30,080           $(25,783)          $      (482)

Earnings per weighted average
 common share - basic                                  $    (0.08)                                                  $     (0.01)

Earnings per weighted average
 common share - diluted                                $    (0.08)                                                  $     (0.01)

Weighted average common shares
  outstanding - basic                                      59,220                                                        59,220

Effect of dilutive options                                      -                                                             -

Weighted average common shares
  outstanding - diluted                                    59,220                                                        59,220

The following notes to the pro forma adjustments for the Unaudited Pro forma Statement of Earnings for 1999 and 1998 represent the adjustments that would have resulted from the acquisition of the Bahco Group had the acquisition occurred on January 1, 1998.

(a) To adjust depreciation expense for the preliminary change in the basis to fair market value of property, plant and equipment.

(b) To adjust depreciation and amortization expense for the preliminary change in the basis to fair market value of property, plant and equipment and intangible assets including goodwill.

(c) To record additional interest expense resulting from the debt issued to acquire the Bahco Group.

(d) To record an income tax benefit(expense) to return to an appropriate consolidated effective tax rate of 36% for 1999 and 36% for 1998 before Snap-on's restructuring Project Simplify initiative that occurred in 1998.