Form 10-Q
period 2000-04-01
SNAP ON INC
filed 2000-05-15
CIK 91440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

     For quarterly period ended April 1, 2000

     Commission File Number 1-7724

                              SNAP-ON INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     39-0622040
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


10801 Corporate Drive, Pleasant Prairie, Wisconsin              53158-1603
--------------------------------------------------              ----------
     (Address of principal executive offices)                   (zip code)


Registrant's telephone number, including area code:  (262) 656-5200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]     No [ ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

          Class                                 Outstanding at April 29, 2000
--------------------------                      -----------------------------
Common stock, $1 par value                           58,569,234 shares

                              SNAP-ON INCORPORATED

                                      INDEX

                                                                            Page
                                                                            ----

Part I.    Financial Information

           Consolidated Statements of Earnings -
              Thirteen Weeks Ended
              April 1, 2000 and April 3, 1999                                  3

              Consolidated Balance Sheets -
              April 1, 2000 and January 1, 2000                              4-5


           Consolidated Statements of Cash Flows -
              Thirteen Weeks Ended
              April 1, 2000 and April 3, 1999                                  6

              Notes to Consolidated Unaudited Financial Statements          7-11

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations                12-16


Part II.   Other Information                                                  17

                          PART I. FINANCIAL INFORMATION

                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                          Thirteen Weeks Ended
                                                         April 1,      April 3,
                                                           2000          1999
                                                         --------      --------

Net sales                                               $ 544,345     $ 452,585

Cost of goods sold                                       (295,900)     (233,684)

Operating expenses                                       (197,234)     (182,229)

Net finance income                                         11,671        20,992

Restructuring and other
  non-recurring charges                                      (353)       (1,933)

Interest expense                                          (10,325)       (4,681)

Other income (expense) - net                                1,083          (833)
                                                        ---------     ---------

    Earnings before income taxes                           53,287        50,217

Income taxes                                               19,443        17,976
                                                        ---------     ---------

Net earnings                                            $  33,844     $  32,241
                                                        =========     =========

Earnings per weighted average
 common share - basic                                   $     .58     $     .55
                                                        =========     =========

Earnings per weighted average
 common share - diluted                                 $     .58     $     .55
                                                        =========     =========

Weighted average common shares
  outstanding - basic                                      58,557        58,569

Effect of dilutive options                                    176           389
                                                        ---------     ---------

Weighted average common shares
  outstanding - diluted                                    58,733        58,958
                                                        =========     =========

Dividends declared per common share                     $     .23     $     .22
                                                        =========     =========


          The accompanying Notes are an integral part of these statements.

                                               SNAP-ON INCORPORATED
                                            CONSOLIDATED BALANCE SHEETS
                                     (Amounts in thousands except share data)

                                                     (Unaudited)
                                                       April 1,      January 1,
                                                         2000           2000
                                                     -----------     ----------
ASSETS
  Current assets
    Cash and cash equivalents                        $   14,897      $   17,617

    Accounts receivable, less allowances                641,348         617,645

    Inventories
      Finished stock                                    417,831         418,490
      Work in process                                    47,348          47,869
      Raw materials                                      85,086          81,856
      Excess of current cost over LIFO cost             (92,520)        (93,374)
                                                     ----------      ----------
      Total inventory                                   457,745         454,841

    Prepaid expenses and other assets                   111,977         116,238
                                                     ----------      ----------
      Total current assets                            1,225,967       1,206,341

  Property and equipment
    Land                                                 28,417          26,753
    Buildings and improvements                          203,272         207,959
    Machinery and equipment                             457,344         454,089
                                                     ----------      ----------
                                                        689,033         688,801
    Accumulated depreciation                           (335,087)       (326,203)
                                                     ----------      ----------
      Total property and equipment                      353,946         362,598

  Deferred income tax benefits                           55,685          54,652
  Intangibles                                           453,598         453,293
  Other assets                                           79,767          72,938
                                                     ----------      ----------

           Total assets                              $2,168,963      $2,149,822
                                                     ==========      ==========


          The accompanying Notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)


                                                       (Unaudited)
                                                        April 1,     January 1,
                                                          2000          2000
                                                       -----------   ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Accounts payable                                   $  127,245    $  146,422
    Notes payable and current maturities
      of long-term debt                                    29,010        22,349
    Accrued compensation                                   46,004        57,540
    Dealer deposits                                        44,566        48,251
    Deferred subscription revenue                          42,636        42,056
    Accrued restructuring reserves                          1,267         4,500
    Other accrued liabilities                             156,118       131,631
                                                       ----------    ----------
       Total current liabilities                          446,846       452,749

  Long-term debt                                          622,188       607,476
  Deferred income taxes                                    28,714        26,989
  Retiree health care benefits                             92,095        91,391
  Pension liability                                        94,477        96,238
  Other long-term liabilities                              41,423        49,718
                                                       ----------    ----------
       Total liabilities                                1,325,743     1,324,561

SHAREHOLDERS' EQUITY
  Preferred stock - authorized 15,000,000
    shares of $1 par value; none outstanding                    -             -
  Common stock - authorized 250,000,000
    shares of $1 par value; issued -
    66,746,585 shares and 66,729,457 shares                66,747        66,729
  Additional paid-in capital                               60,182        62,292
  Retained earnings                                       978,139       957,763
  Accumulated other comprehensive income (loss)           (38,702)      (35,814)
  Grantor stock trust at fair market value -
    6,675,194 and 6,677,450 shares                       (174,810)     (177,373)
  Treasury stock at cost - 1,505,339 and
    1,505,339 shares                                      (48,336)      (48,336)
                                                       ----------    ----------

       Total shareholders' equity                         843,220       825,261
                                                       ----------    ----------

       Total liabilities and shareholders' equity      $2,168,963    $2,149,822
                                                       ==========    ==========



          The accompanying Notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                          Thirteen Weeks Ended
                                                         April 1,      April 3,
                                                           2000          1999
                                                        ---------     ---------
OPERATING ACTIVITIES
  Net earnings                                          $  33,844     $  32,241
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation                                           13,039        10,240
    Amortization                                            4,436         2,271
    Deferred income taxes                                   2,402         2,577
    Loss on sale of assets                                      6             6
    Charges due to restructuring and other
     non-recurring charges, net of tax                        217         1,135
  Changes in operating assets and liabilities:
    (Increase) decrease in receivables                    (26,308)       49,298
    (Increase) in inventories                              (5,877)       (9,426)
    (Increase) decrease in prepaid and other assets       (13,043)       12,137
    Increase (decrease) in accounts payable               (17,418)       11,077
    Increase in accruals and other liabilities              2,911        16,806
                                                        ---------     ---------

  Net cash provided by (used in)
   operating activities                                    (5,791)      128,362

INVESTING ACTIVITIES
  Capital expenditures                                     (9,562)       (8,907)
  Acquisitions of businesses                               (1,114)      (47,277)
  Disposal of property and equipment                        1,542           751
                                                        ---------     ---------

  Net cash used in investing activities                    (9,134)      (55,433)

FINANCING ACTIVITIES
  Payment of long-term debt                                     -          (335)
  Increase in long-term debt                                3,203             -
  Increase (decrease) in short-term borrowings-net         22,039       (43,368)
  Purchase of treasury stock                                    -       (14,714)
  Proceeds from stock plans                                   470         1,572
  Cash dividends paid                                     (13,468)      (12,927)
                                                        ---------     ---------

Net cash provided by (used in) financing activities        12,244       (69,772)

Effect of exchange rate changes                               (39)        1,040
                                                        ---------     ---------

Increase (decrease) in cash and cash equivalents           (2,720)        4,197

Cash and cash equivalents at beginning of period           17,617        15,041
                                                        ---------     ---------

Cash and cash equivalents at end of period              $  14,897     $  19,238
                                                        =========     =========


          The accompanying Notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

 1. This report should be read in conjunction with the consolidated financial statements and related notes included in Snap-on Incorporated's Annual Report for the year ended January 1, 2000.

      In the opinion of management, all adjustments (consisting only of normal recurring adjustments and adjustments related to restructuring and other non-recurring charges) necessary to a fair statement of financial condition and results of operations for the thirteen weeks ended April 1, 2000 have been made. Management also believes that the results of operations for the thirteen weeks ended April 1, 2000 are not necessarily indicative of the results to be expected for the full year. Certain prior-year amounts have been reclassified to conform with current-year presentation.

 2. On September 30, 1999, Snap-on Incorporated ("the Corporation") acquired the Sandvik Saws and Tools business, formerly a wholly owned operating unit of Sandvik AB. The Sandvik Saws and Tools business now operates as the Bahco Group AB ("Bahco"). Bahco is a manufacturer and supplier of professional tool products.

      The acquisition is being accounted for as a purchase and the results of Bahco have been included in the accompanying consolidated financial statements since the date of the acquisition. A preliminary goodwill allocation in accordance with the criteria established under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" has been performed. The cost of the acquisition has been allocated on the basis of the fair market value of the assets acquired and the liabilities assumed. This preliminary allocation results in goodwill of $215 million being recorded. The purchase price allocation will be finalized during 2000 upon completion of asset valuations and any post-closing purchase price adjustments.

      The following unaudited pro forma summary gives effect to the acquisition of Bahco as if the acquisition had occurred on January 1, 1998, after giving effect to certain adjustments for depreciation, amortization, interest expense and income taxes associated with the purchase method of accounting as performed at the time of the acquisition. The unaudited pro forma summary is based on historical financial data and on assumptions and adjustments that may be inherently subject to significant uncertainty and contingencies. It can be expected that some or all of the assumptions on which the following unaudited pro forma summary is based will prove to be inaccurate. As a result, the unaudited pro forma summary does not purport to represent what the Corporation's results of operations would have been if the acquisition of Bahco had occurred on January 1, 1998, and is not intended to project the Company's results of operations for any future period. The final purchase price allocation, when completed in 2000, will result in changes to the amount of recorded assets and goodwill included in the pro forma amounts.

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)


      (Amounts in thousands                          Thirteen Weeks Ended
      except per share data)                            April 3, 1999
      ---------------------------------              --------------------
      Net sales:
        As reported                                       $ 452,585
        Pro forma (unaudited)                               532,270
      Net earnings:
        As reported                                       $  32,241
        Pro forma (unaudited)                                33,352
      Earnings per share - basic:
        As reported                                       $     .55
        Pro forma (unaudited)                                   .57
      Earnings per share - diluted:
        As reported                                       $     .55
        Pro forma (unaudited)                                   .57


 3. Income tax paid for the thirteen weeks ended April 1, 2000 and April 3, 1999 was $1.6 million and $1.0 million. Interest paid for the thirteen weeks ended April 1, 2000 and April 3, 1999 was $8.7 million and $6.3 million.

 4. In the third quarter of 1998, the Corporation's board of directors approved Project Simplify, a broad program of internal rationalizations, consolidations and reorganizations to make the Corporation's business operations simpler and more effective. Project Simplify was essentially completed and fully provided for at 1999 year end. The initiative's savings goal, which was achieved, was to reduce costs by approximately $60 million, with one-half of the savings realized in 1999.

      The Corporation achieved its original targets of closing 60 facilities, eliminating 1,100 positions and discontinuing more than 12,000 stock keeping units ("SKUs") of inventory, along with the consolidation of certain business units. Total charges for Project Simplify, which were composed of restructuring charges and other non-recurring charges, amounted to $187.4 million. This amount consists of $67.1 million of restructuring charges and $120.3 million of other non-recurring charges.

      As of January 1, 2000, the Corporation had a remaining restructuring reserve of $4.5 million for severance and other exit costs including non-cancelable lease agreements on facilities to be closed relating to Project Simplify. Severance costs provided for worldwide salaried and hourly employees relate to facility closures, elimination of staffing redundancies and operational streamlining. During the first quarter of 2000, $3.2 million in cash payments relating to severance and other exit costs were made leaving a balance of $1.3 million. The remaining balance will be spent during the second quarter of 2000.

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)


      In the first quarter of 2000, the Corporation recorded an incremental $0.3 million in pre-tax non-recurring charges relating to relocation costs compared to $1.9 million in the first quarter of 1999 comprised of employee incentives ($.2 million), relocation costs ($.5 million) and professional services ($1.2 million).

 5. Earnings per share calculations were computed by dividing net earnings by the corresponding weighted average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method.

 6. In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Corporation is currently evaluating the impact of this pronouncement.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on applying generally accepted accounting principles for recognizing revenue. In March 2000, the SEC issued SAB 101A which defers the effective date to the second quarter of 2000 for companies with fiscal year ends between December 16, 1999 and March 15, 2000. The Corporation is currently evaluating the impact, if any, of adopting this pronouncement.

 7. Total comprehensive income, consisting of net earnings and foreign currency translation adjustments, for the thirteen week periods ended April 1, 2000 and April 3, 1999, was as follows:

                                                   April 1,       April 3,
      (Amounts in thousands)                         2000           1999
                                                  ---------      ---------
      Net earnings                                $  33,844      $  32,241
      Foreign currency translation                   (2,888)        (6,706)
                                                  ---------      ---------
      Total comprehensive income                  $  30,956      $  25,535
                                                  =========      =========


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

     Interest Rate Derivative Instruments: The Corporation enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. The differentials paid or received on interest rate agreements are accrued and recognized as adjustments to interest expense. Gains and/or losses realized upon settlement of these agreements are deferred and

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)


      amortized to interest expense over a period relevant to the agreement if the underlying hedged instrument remains outstanding, or immediately if the underlying hedged instrument is settled.

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

 9. In April 1996, the Corporation filed a complaint against SPX Corporation alleging infringement of the Corporation's patents and asserting claims relating to SPX's hiring of the former president of Sun Electric. SPX filed a counterclaim, alleging infringement of certain SPX patents. Upon the Corporation's request for reexamination, the U.S. Patent and Trademark Office initially rejected SPX's patents as invalid, but recently reconfirmed them. Neither the complaint nor the counterclaim contains specific allegations of damages; however, the parties' claims could involve multiple millions of dollars. It is not possible at this time to assess the outcome of any of the claims.

      The Corporation is involved in other various legal matters, which are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on the Corporation's financial statements.

10. The Corporation created a Grantor Stock Trust ("GST") in 1998 that was subsequently amended. In connection with the formation of the GST, the Corporation sold 7.1 million shares of treasury stock to the GST. The sale of these shares had no net impact on shareholders' equity or the Corporation's Consolidated Statements of Earnings. The GST is a funding mechanism for certain benefit programs and compensation arrangements, including the incentive stock program and employee and franchised dealer stock purchase plans. The Northern Trust Company, as trustee of the GST, will vote the common stock held by the GST based on the terms set forth in the GST Agreement as amended. The GST is recorded as Grantor Stock Trust at Fair Market Value on the accompanying Consolidated Balance Sheets. Shares owned by the GST are accounted for as a reduction to shareholders' equity until used in connection with employee benefits. Each period, the shares owned by the GST are valued at the closing market price, with corresponding changes in the GST balance reflected in additional paid-in capital.

11. The Corporation's segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Corporation has two reportable segments: Global Transportation and Global Operations. The Global Transportation segment consists of the Corporation's business operations serving the dealer van channel worldwide. The Global Operations segment consists of the business operations serving the direct sales and distributor channels worldwide. These two segments derive revenues primarily from the sale of tools and equipment.

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)


      The Corporation evaluates the performance of its operating segments based on segment net sales and earnings. The Corporation accounts for intersegment sales and transfers based primarily on standard costs established between the segments. The Corporation allocates shared service expenses to those segments that utilize the services based on their percentage of revenues from external sources. Restructuring and other non-recurring charges are not allocated to the reportable segments.

      Financial data by segment for the
      Thirteen weeks ended:                            April 1,       April 3,
      (Amounts in thousands)                             2000           1999
                                                       --------       --------

      Net sales from external customers:
      Global Transportation                           $  264,273     $  257,494
      Global Operations                                  280,072        195,091
                                                      ----------     ----------
      Total from reportable segments                   $ 544,345     $  452,585
                                                      ==========     ==========

      Intersegment sales:
      Global Transportation                           $        6     $        5
      Global Operations                                   90,710        109,801
                                                      ----------     ----------
      Total from reportable segments                      90,716        109,806
      Elimination of intersegment sales                  (90,716)      (109,806)
                                                      ----------     ----------
      Total consolidated intersegment sales           $        -     $        -
                                                      ==========     ==========

      Earnings:
      Global Transportation                           $   32,762     $   24,895
      Global Operations                                   18,449         11,777
                                                      ----------     ----------
      Total from reportable segments                      51,211         36,672
      Net finance income                                  11,671         20,992
      Restructuring and other
       non-recurring charges                                (353)        (1,933)
      Interest expense                                   (10,325)        (4,681)
      Other income (expense) - net                         1,083           (833)
                                                      ----------     ----------
      Total consolidated earnings before taxes        $   53,287     $   50,217
                                                      ==========     ==========

      Financial data by segment as of:                 April 1,      January 1,
      (Amounts in thousands)                             2000           2000
                                                       --------      ----------

      Total assets:
      Global Transportation                           $  790,915     $  789,201
      Global Operations                                1,308,348      1,308,365
                                                      ----------     ----------
      Total from reportable segments                   2,099,263      2,097,566
      Financial Services                                 103,670         97,267
      Elimination of intersegment receivables            (33,970)       (45,011)
                                                      ----------     ----------
      Total consolidated assets                       $2,168,963     $2,149,822
                                                      ==========     ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview: The Corporation posted record results for first quarter 2000 net sales, net earnings and earnings per share. First quarter 2000 net sales increased 20.3% to $544.3 million, compared with $452.6 million in the first quarter of 1999. The increase in sales was driven by solid gains in dealer sales and the contribution from Bahco Group AB (formerly Sandvik Saws and Tools) acquired on Sept. 30, 1999. Excluding a 17% contribution from Bahco and a negative 2% impact from currency translations, organic growth was 5% in the quarter. Continued strength in dealer sales in North America (up 6% excluding the sales of emissions-testing equipment), improving dealer sales in Japan/Asia-Pacific and Europe, and incremental sales to new-car dealerships under management facilitation agreements were partially offset by lower Industrial sales to the depressed aerospace sector and difficult comparisons with emissions-testing equipment sales in 1999.

First quarter 2000 reported net earnings increased to $33.8 million from $32.2 million in 1999. First quarter 2000 diluted earnings per share increased to $0.58 from $0.55 in 1999.

Net earnings for the first quarter of 1999, excluding non-recurring charges related to Project Simplify of $1.2 million ($.02 per share after tax), were $33.4 million. Excluding non-recurring charges in 1999, diluted earnings per share improved to $0.58 in the first quarter of 2000 from $0.57 in the same quarter a year ago.

The Corporation's simplification initiative, Project Simplify, which began in the third quarter of 1998 and was essentially completed and fully provided for as of January 1, 2000, was a broad program of internal rationalizations, consolidations and reorganizations intended to make the Corporation's business operations simpler and more effective. The initiative's savings goal was to reduce costs by approximately $60 million, with one-half of the savings realized in 1999. During the first quarter of 2000, there was an incremental $0.3 million pre-tax in non-recurring charges compared to $1.9 million pre-tax (or $.02 per share) in the first quarter of 1999 taken primarily for costs related to reductions of personnel and facilities consolidation.


Segment Results: Global Transportation sales consisting of the Corporation's business operations serving the dealer van channel worldwide for the first quarter of 2000 were $264.3 million, an increase of 2.6% over first quarter 1999 sales of $257.5 million. Global Transportation sales were driven by strong dealer activity in North America, up 6% in the first quarter of 2000 compared with the comparable period in 1999, excluding emissions-testing equipment. Strong dealer sales in North America and Japan were partially offset by currency-impacted sales declines in Europe. In local currencies, European dealer sales were up 4%, and Japan and Australia were up 13%. Earnings increased year-over-year to $32.8 million for the first quarter of 2000 from $24.9 million in the prior year period, benefiting from the sales growth and the savings generated from Simplify activities.

Global Operations sales consisting of the Corporation's business operations serving the direct sales and distributor channels worldwide for the first quarter of 2000 were $280.1 million, an increase of 43.6% over first quarter 1999 sales of $195.1 million. The increase in Global Operations sales resulted from incremental sales to new-car dealerships, under management facilitation agreements with car manufacturers, and the addition of Bahco, partially offset by a negative impact from European

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


currency translation. Excluding Bahco and the currency translation impact, Global Operations sales were up 9%. Earnings grew year-over-year to $18.4 million for the first quarter of 2000 from $11.8 million in the prior year period, benefiting from organic growth, the addition of Bahco, and improvement in operating profitability in Europe, partially offset by a decline in the Industrial sales business.

Gross margins were 45.6% for the first quarter of 2000 compared to 48.4% in the comparable prior year period. During the first quarter, the continued benefits of Project Simplify activities, particularly in Europe, and improved productivity were more than offset by a business mix shift. The consolidation of Bahco caused a 170 basis point negative shift in gross margin. This is primarily because Bahco sells its products through distributors. As a consequence, Bahco's gross margin and operating expense as a percent of sales are substantially lower than the Corporation's previous business mix. The incremental growth of the OEM business (sales to new-car dealerships under facilitation agreements for corporate-approved purchasing of equipment and other items, such as the Ford Rotunda program) reduced the gross margin by a further 180 basis points. The gross margin on the core business improved 70 basis points due to the savings being delivered by Project Simplify and other productivity enhancing actions.

Operating expense as a percentage of sales declined 410 basis points in the quarter reflecting the incremental savings of Project Simplify actions, and the lower operating expense ratio due to the addition of Bahco and the growth in the OEM business. The addition of Bahco lowered the ratio by 150 basis points, and the incremental growth in the OEM business lowered it another 140 basis points. The additional 120 basis point improvement results from the favorable operating leverage and savings from Project Simplify initiatives.

Net finance income in the first quarter of 2000 was $11.7 million, a decline as expected, from $21.0 million in 1999. The decline was the result of the establishment of the financial services joint venture with Newcourt Financial USA Inc. during the first quarter of 1999 to leverage the infrastructure and new product development capabilities of a strong financial products partner and enhance economic profit. As the Corporation made its transition to an
"origination fee" business model from what had essentially been an "interest-rate-spread" business, the domestic credit receivables portfolio was sold and generated incremental gains. During the first quarter 2000, origination of extended credit receivables grew at a high single-digit rate. Originations also benefited from the addition of new financing products.

Interest expense for the first quarter of 2000 was $10.3 million, up from the $4.7 million in the first quarter of 1999. The increase was due to the additional debt associated with the Bahco acquisition for $380 million, which closed September 30, 1999.

Other income (expense)-net for the first quarter of 2000 was $1.1 million. This line item includes the impact of all non-operating items, such as interest income, adjustment for minority interests, disposal of fixed assets, foreign exchange transaction gains and losses, and other non-significant miscellaneous items.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The effective tax rate on operations was 36.5% in the first quarter of 2000, and 36.0% in the comparable period of 1999, with the increase in 2000 due to the additional goodwill amortization associated with the Bahco acquisition.


FINANCIAL CONDITION

Liquidity: Cash and cash equivalents were $14.9 million at the end of the first quarter from $17.6 million at the end of 1999. Working capital increased to $779.1 million at first quarter end, from $753.6 million at the end of 1999.

The Corporation has on file a shelf registration that allows the Corporation to issue from time to time up to $300.0 million of unsecured indebtedness. Of this amount, $100.0 million aggregate principal amount of its notes has been issued to the public. The notes require payment of interest on a semiannual basis at a rate of 6.625% and mature in their entirety on October 1, 2005.

The Corporation believes it has sufficient sources of liquidity to support working capital requirements, finance capital expenditures and pay dividends.

Accounts receivable less allowances: Accounts receivable less allowances increased 3.8% to $641.3 million at the end of the first quarter compared with $617.6 million at the end of 1999, primarily due to sales growth at several business units particularly Bahco and U.S. Transportation, and an increase in dealer finance receivables, partially offset by the pay-down of receivables relating to equipment solutions and U.S. Industrial businesses.

Inventories: Inventories were essentially flat with inventories at $457.7 million in the first quarter of 2000 compared to $454.8 million at year-end.

Liabilities: Total short-term and long-term debt was $651.2 million at the end of the first quarter, compared with $629.8 million at the end of 1999.

Average shares outstanding: Average shares outstanding for basic EPS in the first quarter of 2000 and in last year's first quarter was 58.6 million. Average shares outstanding for diluted EPS for the first quarter of 2000 were 58.7 million shares versus 59.0 million in the same quarter of 1999.

Share repurchase: Since 1995, the Corporation has undertaken stock repurchases from time to time to prevent dilution created by shares issued for employee and dealer stock purchase plans, stock options and other corporate purposes, as well as to repurchase shares when market conditions are favorable. At its January 1999 meeting, the board of directors authorized the repurchase of up to $50.0 million of the Corporation's common stock. This action followed the board's authorization in 1998 to repurchase up to $100.0 million of common stock and its authorization in 1997 for up to $100.0 million of common stock. At the end of 1999, all of the 1999 authorization and substantially all of the 1998 authorization remained available. The Corporation repurchased 492,800 shares of its common stock in 1999, 2,279,400 shares in 1998 and 986,333 shares in 1997. Since 1995, the Corporation has repurchased 8,570,083 shares.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Foreign currency: The Corporation operates in a number of countries and, as a result, is exposed to changes in foreign currency exchange rates. Most of these exposures are managed on a consolidated basis to take advantage of natural offsets through netting. To the extent that the net exposures are hedged, forward contracts are used. Refer to Note 8 for a discussion of the Corporation's accounting policies for the use of derivative instruments.

 Year 2000 Compliance: The Corporation has not experienced any significant century date-related issues. Based on information currently known to it, the Corporation believes that all critical areas of its business are Year 2000 compliant. The Corporation's Year 2000 efforts focused on ensuring that its information systems, embedded systems, third-party systems and products would achieve a Year 2000 date conversion with no disruption to the Corporation's business operations and that contingency plans were developed to address most likely worst case scenarios. Information systems, critical third-party suppliers and date-related issues, if any, will continue to be monitored and contingency plans will remain in place.

 The Corporation does not anticipate any significant expenditure for these or other Year 2000 compliance activities in 2000. If a situation attributed to Year 2000 issues occurs, which the Corporation believes is unlikely, the funding for remediation will be provided by cash flows from operations.

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

Safe Harbor: Statements in this document that are not historical facts, including statements (i) that include the words "believes," "expects," "anticipates," or "estimates" or words of similar importance with reference to the Corporation or management; (ii) specifically identified as forward-looking; or (iii) describing the Corporation's or management's future plans, objectives or goals, are forward-looking statements. The Corporation or its representatives may also make similar forward-looking statements from time to time orally or in writing. The Corporation cautions the reader that these statements are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Those important factors include the timing and progress with which the Corporation can continue to achieve higher productivity and attain further cost reductions; the Corporation's ability to retain and attract dealers, to integrate Bahco successfully, to realize benefits in growth and efficiencies from e-business investments and to withstand external negative factors including changes in trade, monetary and fiscal policies, laws and regulations, or other activities of governments or their agencies; and the absence of significant changes in the current competitive environment, inflation, currency fluctuations or the material worsening of economic and political situations around the world. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Corporation operates in a continually changing business environment and new factors emerge from time to time. The Corporation cannot predict such factors nor can it assess the impact, if any, of such factors on the Corporation or its results. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Corporation disclaims any responsibility to update any forward-looking statement provided in this document.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Value at Risk: The Corporation uses derivative instruments to manage well-defined interest rate and foreign currency exposures and to limit the impact of interest rate and foreign currency rate changes on earnings and cash flows. The Corporation does not use derivative instruments for trading purposes.

The Corporation utilizes a "Value-at-Risk" ("VAR") model to determine the potential one-day loss in the fair value of its interest rate and foreign exchange-sensitive financial instruments from adverse changes in market factors. The VAR model estimates are made assuming normal market conditions and a 95%
confidence level. The Corporation's computations are based on the interrelationships among movements in various currencies and interest rates (variance/co-variance technique). These interrelationships were determined by observing interest rate and foreign currency market changes over the preceding quarter.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at April 1, 2000, was $0.4 million on interest rate-sensitive financial instruments and $2.1 million on foreign currency-sensitive financial instruments.

The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by the Corporation, nor does it consider the potential effect of favorable changes in market factors.

                           PART II. OTHER INFORMATION


Item 6:  Exhibits and reports on Form 8-K


Item 6(a):  Exhibits

            Exhibit 27   Financial Data Schedule

            Exhibit 99   Acquisition Schedule


Item 6(b):  Reports on Form 8-K Filed During the Reporting Period

            Date Filed         Date of Report              Item
            ----------         --------------              ----

            During the first quarter of 2000, the Corporation reported on Form 8-K the following:

            January 20, 2000   Sept. 30, 1999   Item 7.  The  Corporation  filed
                                                information related to the Bahco
                                                Group AB acquisition.

            Subsequent to the first quarter of 2000, the Corporation reported on Form 8-K the following:

            April 4, 2000      March 17, 2000   Item 5.  The  Corporation  filed
                                                a report relating to  amendments
                                                to  the  Corporation's   Benefit
                                                Trust Agreement  relating to the
                                                grantor stock ownership program.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.





                                     SNAP-ON INCORPORATED





Date:  May 15, 2000                  /s/ R. A. Cornog
       -------------                 -------------------------------------------
                                     R. A. CORNOG
                                     (Chairman, President and
                                      Chief Executive Officer)





Date:  May 15, 2000                  /s/ N. T. Smith
       ------------                  -------------------------------------------
                                     N. T. SMITH
                                     (Principal Accounting Officer
                                      and Controller)