Form 10-Q
period 2000-07-01
SNAP ON INC
filed 2000-08-11
CIK 91440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--   ACT OF 1934


     For quarterly period ended July 1, 2000

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

          Class                                 Outstanding at July 29, 2000
--------------------------                      ----------------------------
Common stock, $1 par value                           58,766,771 shares

                              SNAP-ON INCORPORATED

                                      INDEX

                                                                          Page
                                                                          ----
Part I.   Financial Information

              Consolidated Statements of Earnings -
              Thirteen and Twenty-six Weeks Ended
              July 1, 2000 and July 3, 1999                                 3

              Consolidated Balance Sheets -
              July 1, 2000 and January 1, 2000                            4-5

               Consolidated Statements of Cash Flows -
              Twenty-six Weeks Ended
              July 1, 2000 and July 3, 1999                                 6

              Notes to Consolidated Unaudited Financial Statements       7-12

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations             13-18

Part II.  Other Information                                                19

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                               SNAP-ON INCORPORATED
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Amounts in thousands except per share data)
                                                    (Unaudited)

                                                            Thirteen Weeks Ended                   Twenty-six Weeks Ended
                                                            --------------------                   ----------------------
                                                            July 1,          July 3,               July 1,          July 3,
                                                             2000             1999                  2000             1999
                                                          ----------       ----------            ----------       ----------
Net sales                                                 $  563,201       $  473,153            $1,107,546       $  925,738

Cost of goods sold                                          (298,982)        (247,888)             (594,882)        (481,572)

Operating expenses                                          (195,354)        (174,482)             (392,588)        (356,711)

Net finance income                                            10,479           13,141                22,150           34,133

Restructuring and other non-recurring charges                      -           (7,037)                 (353)          (8,970)

Interest expense                                             (10,573)          (5,417)              (20,898)         (10,098)

Other income (expense) - net                                     817          (12,406)                1,900          (13,239)
                                                          ----------       ----------            ----------       ----------

      Earnings before income taxes                            69,588           39,064               122,875           89,281

Income tax provision                                          25,399           14,065                44,842           32,041
                                                          ----------       ----------            ----------       ----------
Net earnings                                              $   44,189       $   24,999            $   78,033       $   57,240
                                                          ==========       ==========            ==========       ==========

Earnings per weighted average
 common share - basic                                     $      .75       $      .43            $     1.33       $      .98
                                                          ==========       ==========            ==========       ==========

Earnings per weighted average
 common share - diluted                                   $      .75       $      .42            $     1.33       $      .97
                                                          ==========       ==========            ==========       ==========

Weighted average common shares
  outstanding - basic                                         58,640           58,384                58,598           58,477

Effect of dilutive options                                       183              420                   184              420
                                                          ----------       ----------            ----------       ----------

Weighted average common shares
  outstanding - diluted                                       58,823           58,804                58,782           58,897
                                                          ==========       ==========            ==========       ==========

Dividends declared per common share                       $      .47       $      .45            $      .70       $      .67
                                                          ==========       ==========            ==========       ==========


        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                                  (Unaudited)
                                                    July 1,        January 1,
                                                     2000             2000
                                                  ----------       ----------
ASSETS
   Current Assets
      Cash and cash equivalents                   $    8,055       $   17,617

      Accounts receivable, less allowances           642,398          617,645

      Inventories
         Finished stock                              433,361          418,490
         Work in process                              48,264           47,869
         Raw materials                                85,167           81,856
         Excess of current cost over LIFO cost       (90,136)         (93,374)
                                                  ----------       ----------
         Total inventory                             476,656          454,841

       Prepaid expenses and other assets             113,454          116,238
                                                  ----------       ----------
         Total current assets                      1,240,563        1,206,341

   Property and equipment
      Land                                            26,186           26,753
      Buildings and improvements                     203,849          207,959
      Machinery and equipment                        479,756          454,089
                                                  ----------       ----------
                                                     709,791          688,801
      Accumulated depreciation                      (355,198)        (326,203)
                                                  ----------       ----------
         Total property and equipment                354,593          362,598

   Deferred income tax benefits                       54,960           54,652
   Intangibles                                       454,577          453,293
   Other assets                                       73,596           72,938
                                                  ----------       ----------

            Total assets                          $2,178,289       $2,149,822
                                                  ==========       ==========



        The accompanying notes are an integral part of these statements.

                                             SNAP-ON INCORPORATED
                                          CONSOLIDATED BALANCE SHEETS
                                   (Amounts in thousands except share data)

                                                                           (Unaudited)
                                                                             July 1,             January 1,
                                                                              2000                 2000
                                                                          ------------          ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
      Accounts payable                                                    $    155,989          $    146,422
      Notes payable and current maturities of long-term debt                    28,378                22,349
      Dividends payable                                                         14,101                     -
      Accrued compensation                                                      51,157                57,540
      Dealer deposits                                                           40,676                48,251
      Deferred subscription revenue                                             47,643                42,056
      Other accrued liabilities                                                148,167               136,131
                                                                          ------------          ------------
         Total current liabilities                                             486,111               452,749

   Long-term debt                                                              579,908               607,476
   Deferred income taxes                                                        28,032                26,989
   Retiree health care benefits                                                 93,212                91,391
   Pension liability                                                            92,806                96,238
   Other long-term liabilities                                                  36,350                49,718
                                                                          ------------          ------------
         Total liabilities                                                   1,316,419             1,324,561

SHAREHOLDERS' EQUITY
   Preferred stock - authorized 15,000,000 shares
      of $1 par value; none outstanding                                              -                     -
   Common stock - authorized 250,000,000 shares
      of $1 par value; issued - 66,761,756 and
      66,729,457 shares                                                         66,762                66,729
   Additional paid-in capital                                                   63,243                62,292
   Retained earnings                                                           994,755               957,763
   Accumulated other comprehensive income (loss)                               (41,311)              (35,814)
   Grantor stock trust at fair market value - 6,506,756
      and 6,677,450 shares                                                    (173,243)             (177,373)
   Treasury stock at cost - 1,505,339 and 1,505,339 shares                     (48,336)              (48,336)
                                                                          ------------          ------------

         Total shareholders' equity                                            861,870               825,261
                                                                          ------------          ------------

         Total liabilities and shareholders' equity                         $2,178,289            $2,149,822
                                                                          ============          ============


        The accompanying notes are an integral part of these statements.

                                                SNAP-ON INCORPORATED
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Amounts in thousands)
                                                     (Unaudited)

                                                                               Twenty-six Weeks Ended
                                                                               ----------------------
                                                                             July 1,               July 3,
                                                                              2000                  1999
                                                                          ------------          ------------
OPERATING ACTIVITIES
  Net earnings                                                            $     78,033          $     57,240
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
     Depreciation                                                               26,907                19,183
     Amortization of intangibles                                                 9,002                 5,650
     Deferred income tax provision                                               2,869                 9,920
     Gain on sale of assets                                                     (1,592)                 (995)
     Loss on currency hedge for purchase
  price commitment, net of tax                                                       -                 8,700
  Changes in operating assets and liabilities:
     (Increase) decrease in receivables                                        (27,331)               52,874
     (Increase) in inventories                                                 (25,017)              (18,584)
     (Increase) decrease in prepaid and other assets                           (11,747)                9,042
     Increase (decrease) in accounts payable                                    10,458                (9,251)
     Increase (decrease) in accruals and other liabilities                      (5,889)               15,467
                                                                          ------------          ------------

  Net cash provided by operating activities                                     55,693               149,246

INVESTING ACTIVITIES
  Capital expenditures                                                         (25,897)              (19,991)
  Acquisitions of businesses - net of cash acquired                             (6,187)              (70,257)
  Disposal of property and equipment                                             4,639                 3,650
                                                                          ------------          ------------

  Net cash used in investing activities                                        (27,445)              (86,598)

FINANCING ACTIVITIES
  Payment of long-term debt                                                     (1,028)                 (335)
  Increase in long-term debt                                                     7,073                 6,356
  Decrease in short-term borrowings - net                                      (21,863)              (33,461)
  Purchase of treasury stock - net                                                   -               (14,714)
  Proceeds from stock plans                                                      5,113                 6,594
  Cash dividends paid                                                          (26,938)              (25,760)
                                                                          ------------          ------------

  Net cash used in financing activities                                        (37,643)              (61,320)

Effect of exchange rate changes on cash                                           (167)                 (705)
                                                                          ------------          ------------

Increase (decrease) in cash and cash equivalents                                (9,562)                  623

Cash and cash equivalents at beginning of period                                17,617                15,041
                                                                          ------------          ------------

Cash and cash equivalents at end of period                                $      8,055          $     15,664
                                                                          ============          ============

        The accompanying notes are an integral part of these statements.

                              SNAP-ON INCORPORATED
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. This report should be read in conjunction with the consolidated financial statements and related notes included in Snap-on Incorporated's Annual Report on Form 10-K for the year ended January 1, 2000.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments and adjustments related to restructuring and other non-recurring charges) necessary to a fair statement of financial condition and results of operations for the thirteen and twenty-six weeks ended July 1, 2000, have been made. Management also believes that the results of operations for the thirteen and twenty-six weeks ended July 1, 2000, are not necessarily indicative of the results to be expected for the full year. Certain prior-year amounts have been reclassified to conform with the current-year presentation.

2. On September 30, 1999, Snap-on Incorporated (the "Corporation") acquired Sandvik Saws and Tools, formerly a wholly owned operating unit of Sandvik AB. The Sandvik Saws and Tools business now operates as the Bahco Group AB ("Bahco"). Bahco is a manufacturer and supplier of professional tool products.

     The acquisition is being accounted for as a purchase and the results of Bahco have been included in the accompanying consolidated financial statements since the date of the acquisition. A preliminary goodwill allocation in accordance with the criteria established under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," has been performed. The cost of the acquisition has been allocated on the basis of the fair market value of the assets acquired and the liabilities assumed. This allocation, to be finalized in 2000, resulted in preliminary goodwill of $219 million being recorded.

     The following unaudited pro forma summary gives effect to the acquisition of Bahco as if the acquisition had occurred on January 1, 1998, after giving effect to certain adjustments for depreciation, amortization, interest expense and income taxes associated with the purchase method of accounting as performed at the time of the acquisition. The unaudited pro forma summary is based on historical financial data and on assumptions and adjustments that may be inherently subject to significant uncertainty and contingencies. It can be expected that some or all of the assumptions on which the following unaudited pro forma summary is based will prove to be inaccurate. As a result, the unaudited pro forma summary does not purport to represent what the Corporation's results of operations would have been if the acquisition of Bahco had occurred on January 1, 1998, and is not intended to project the Corporation's results of operations for any future period.

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)


                                                     Thirteen      Twenty-six
                                                    Weeks Ended    Weeks Ended
     (Amounts in thousands except per share data)   July 3, 1999   July 3, 1999
                                                    ------------   ------------
     Net sales:
       As reported                                   $ 473,153      $  925,738
       Pro forma (unaudited)                           547,110       1,079,380
     Net earnings:
       As reported                                   $  24,999      $   57,240
       Pro forma (unaudited)                            23,673          57,025
     Earnings per share - basic:
       As reported                                   $     .43      $      .98
       Pro forma (unaudited)                               .41             .98
     Earnings per share - diluted:
       As reported                                   $     .42      $      .97
       Pro forma (unaudited)                               .40             .97



3. The Corporation normally declares and pays in cash four regular, quarterly dividends. However, the third quarter dividend in each year is declared in June, giving rise to two regular quarterly dividends appearing in the second quarter and, correspondingly, three regular quarterly dividends appearing in the first twenty-six weeks' statements.

4. Income tax paid for the twenty-six week period ended July 1, 2000 and July 3, 1999 was $20.5 million and $8.7 million. Interest paid for the twenty-six week period ended July 1, 2000 and July 3, 1999 was $21.0 million and $13.4 million.

5. In the third quarter of 1998, the Corporation's Board of Directors approved Project Simplify, a broad program of internal rationalizations, consolidations and reorganizations intended to make the Corporation's business operations simpler and more effective. Project Simplify was essentially completed and fully provided for at 1999 year end. The initiative's savings goal was to reduce annual costs by approximately $60 million, with one-half of the savings realized in 1999, which has been achieved.

     The Corporation met its original targets of closing 60 facilities, eliminating 1,100 positions and discontinuing more than 12,000 stock keeping units, along with the consolidation of certain business units. Total charges for Project Simplify, which were composed of restructuring charges and other non-recurring charges, amounted to $187.4 million. This amount consists of $67.1 million of restructuring charges and $120.3 million of other non-recurring charges.

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)


     During the second quarter of 2000 there were no non-recurring charges recorded and as of July 1, 2000 all initiatives under Project Simplify have been completed. For the first six months of 2000, the Corporation recorded $0.3 million in pre-tax, non-recurring charges relating to relocation costs. For the second quarter of 1999, the Corporation recorded $7.0 million of pre-tax, non-recurring charges comprised of employee incentives ($0.7 million), relocation costs ($3.2 million) and professional services ($3.1 million). For the first six months of 1999, the Corporation recorded $9.0 million of pre-tax, non-recurring charges comprised of employee incentives ($0.9 million), relocation costs ($3.7 million) and professional services ($4.4 million). The above non-recurring charges did not qualify for restructuring treatment and were therefore expensed as incurred.

6. Earnings per share calculations were computed by dividing net earnings by the corresponding weighted average common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method.

7. In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Corporation is currently evaluating the impact of this pronouncement.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on applying generally accepted accounting principles for recognizing revenue. The SEC subsequently issued SAB 101B which defers the effective date to no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Corporation is currently evaluating the impact, if any, of adopting this pronouncement.

8. Total comprehensive income for the thirteen and twenty-six week periods ended July 1, 2000, and July 3, 1999, was as follows:

                                   Thirteen Weeks Ended   Twenty-six Weeks Ended
                                   --------------------   ----------------------
                                     July 1,    July 3,     July 1,    July 3,
     (Amounts in thousands)           2000       1999        2000       1999
                                     --------   --------    --------   --------
      Net earnings                   $ 44,189   $ 24,999    $ 78,033   $ 57,240
      Foreign currency translation     (2,609)    (2,521)     (5,497)    (9,227)
                                     --------   --------    --------   ---------
      Total comprehensive income     $ 41,580   $ 22,478    $ 72,536   $ 48,013
                                     ========   ========    ========   ========

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)


9. The Corporation uses derivative instruments to manage well-defined interest rate and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. The criteria used to determine if hedge accounting treatment is appropriate are (i) the designation of the hedge to an underlying exposure, (ii) whether or not overall risk is being reduced, and (iii) if there is a correlation between the value of the derivative instrument and the underlying obligation.

     Interest Rate Derivative Instruments: The Corporation enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. The differentials paid or received on interest rate agreements are accrued and recognized as adjustments to interest expense. Gains and/or losses realized upon settlement of these agreements are deferred and amortized to interest expense over a period relevant to the agreement if the underlying hedged instrument remains outstanding, or immediately if the underlying hedged instrument is settled.

     Foreign Currency Derivative Instruments: The Corporation has operations in a number of countries and has intercompany transactions among them and, as a result, is exposed to changes in foreign currency exchange rates. The Corporation manages most of these exposures on a consolidated basis, which allows the netting of certain exposures to take advantage of any natural offsets. To the extent the net exposures are hedged, forward contracts are used. Gains and/or losses on these foreign currency hedges are included in income in the period in which the exchange rates change. Gains and/or losses have not been material to the consolidated financial statements.

10. In April 1996, the Corporation filed a complaint against SPX Corporation ("SPX") alleging infringement of the Corporation's patents and asserting claims relating to SPX's hiring of the former president of Sun Electric. SPX filed a counterclaim, alleging infringement of certain SPX patents. Upon the Corporation's request for re-examination, the U.S. Patent and Trademark Office initially rejected SPX's patents as invalid, but recently reconfirmed them. Neither the complaint nor the counterclaim contains specific allegations of damages; however, the parties' claims could involve multiple millions of dollars. It is not possible at this time to assess the outcome of any of the claims.

     The Corporation is involved in other various legal matters that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these other matters, management believes that the results will not have a material impact on the Corporation's financial statements.

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

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)


12. The Corporation's segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Corporation has two reportable segments: Global Transportation and Global Operations. The Global Transportation segment consists of the Corporation's business operations serving the dealer van channel worldwide. The Global Operations segment consists of the business operations serving the direct sales and distributor channels worldwide. These two segments derive revenues primarily from the sale of tools and equipment.

     The Corporation evaluates the performance of its operating segments based on segment net sales and pretax earnings. The Corporation accounts for intersegment sales and transfers based primarily on standard costs established between the segments. The Corporation allocates shared service expenses to those segments that utilize the services based on their percentage of revenues from external sources. Restructuring and other non-recurring charges are not allocated to the reportable segments.

                                                             Thirteen Weeks Ended            Twenty-six Weeks Ended
                                                          --------------------------       --------------------------
     Financial data by segment:                            July 1,          July 3,          July 1,         July 3,
     (Amounts in thousands)                                 2000             1999             2000            1999
                                                          ---------        ---------       ----------       ---------
     Net sales from external customers:
     Global Transportation                                $ 280,998        $ 269,158       $  545,271       $ 526,652
     Global Operations                                      282,203          203,995          562,275         399,086
                                                          ---------        ---------       ----------       ---------
     Total from reportable segments                       $ 563,201        $ 473,153       $1,107,546       $ 925,738
                                                          =========        =========       ==========       =========

     Intersegment sales:
     Global Transportation                                $       1        $       6       $        7       $      11
     Global Operations                                       97,237          109,713          187,947         219,514
                                                          ---------        ---------       ----------       ---------
     Total from reportable segments                          97,238          109,719          187,954         219,525
     Elimination of intersegment sales                      (97,238)        (109,719)        (187,954)       (219,525)
                                                          ---------        ---------       ----------       ---------
     Total consolidated intersegment sales                $       -        $       -       $        -       $       -
                                                          =========        =========       ==========       =========

     Earnings:
     Global Transportation                                $  42,644        $  32,260       $   75,406       $  57,155
     Global Operations                                       26,221           18,523           44,670          30,300
                                                          ---------        ---------       ----------       ---------
     Total from reportable segments                          68,865           50,783          120,076          87,455
     Net finance income                                      10,479           13,141           22,150          34,133
     Restructuring and other
       non-recurring charges                                      -           (7,037)            (353)         (8,970)
     Interest expense                                       (10,573)          (5,417)         (20,898)        (10,098)
     Other income (expense) - net                               817          (12,406)           1,900         (13,239)
                                                          ---------        ---------       ----------       ---------
     Total consolidated earnings before taxes             $  69,588        $  39,064       $  122,875       $  89,281
                                                          =========        =========       ==========       =========


                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)



 Financial data by segment as of:                    July 1,       January 1,
 (Amounts in thousands)                               2000           2000
                                                   ---------       ----------

 Total assets:
 Global Transportation                            $  772,175       $  789,201
 Global Operations                                 1,322,455        1,308,365
                                                  ----------       ----------
 Total from reportable segments                    2,094,630        2,097,566
 Financial Services                                  103,544           97,267
 Elimination of intersegment receivables             (19,885)         (45,011)
                                                  ----------       ----------
 Total consolidated assets                        $2,178,289       $2,149,822
                                                  ==========       ==========

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
-------------

RESULTS OF OPERATIONS

Overview: The Corporation posted record sales, net earnings and earnings per share for the second quarter and first six months of 2000. Net sales increased 19.0% to $563.2 million for the second quarter and increased 19.6% to $1.1 billion for the first six months of 2000 as compared to the comparable 1999 periods of $473.2 million and $925.7 million. The increase in net sales in both the second quarter and first six months of 2000 reflects continued solid gains in franchised dealer sales and the contribution from Bahco Group AB ("Bahco," formerly Sandvik Saws and Tools), which was acquired September 30, 1999. Organic sales growth was 8% in the second quarter of 2000, excluding the 15% contribution from Bahco, the negative 2% impact from currency translation and the negative 2% impact from discontinued product lines. Organic sales growth for the first six months of 2000 was 7%, excluding the 16% contribution from Bahco, the negative 2% impact from currency translation and the negative 1% impact from discontinued product lines.

Net earnings for the second quarter and first six months of 2000 were $44.2 million and $78.0 million as compared to $25.0 million and $57.2 million in the comparable prior-year periods. Diluted earnings per share for the second quarter and first six months of 2000 were $0.75 and $1.33 per share, as compared to $0.42 and $0.97 per share in the comparable prior-year periods. Net earnings for the second quarter and first six months of 2000 were driven by an increase in operating profit (segment earnings before the contribution of net finance income) of 35.6% for the second quarter and 37.3% for the six-month period. The improvement in operating profit was due to savings generated by Project Simplify and the increase in organic sales, partially offset by the expected decline in net finance income for both periods and higher interest expense as a result of the Bahco acquisition.

Net earnings for the second quarter of 1999, excluding other non-recurring charges related to Project Simplify of $4.5 million after-tax and the negative impact of the forward currency hedge on the US$400 million equivalent purchase price commitment for the Bahco acquisition of $8.7 million after-tax ("non-recurring items"), were $38.2 million. Net earnings for the first six months of 1999, excluding other non-recurring charges of $5.7 million after-tax and the negative impact of the above mentioned Bahco currency hedge, were $71.6 million. Diluted earnings per share for the 1999 second quarter excluding non-recurring items were $0.65. For the first six months of 1999, diluted earnings per share, excluding non-recurring items were $1.22.

The Corporation's simplification initiative, Project Simplify, which began in the third quarter of 1998 and was essentially completed and fully provided for at 1999 year end, was a broad program of internal rationalizations, consolidations and reorganizations intended to make the Corporation's business operations simpler and more effective. The initiative's savings goal, which was to reduce annual costs by approximately $60 million, with one-half of the savings realized in 1999, has been achieved. There were no non-recurring charges in the second quarter of 2000 and Project Simplify was completed. For the first six months of 2000, the Corporation recorded $0.3 million in pre-tax, non-recurring charges relating to relocation costs. For the second quarter of 1999, the Corporation recorded $7.0 million of pre-tax, non-recurring charges comprised of employee incentives ($0.7 million), relocation costs ($3.2 million) and professional services ($3.1 million).

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


For the first six months of 1999, the Corporation recorded $9.0 million of pre-tax, non-recurring charges comprised of employee incentives ($0.9 million), relocation costs ($3.7 million) and professional services ($4.4 million). The above non-recurring pre-tax charges did not qualify for restructuring treatment and were therefore expensed as incurred.

Segment Results: In the worldwide dealer van channel segment, Global Transportation, sales for the second quarter were up 4.4% over the prior year to $281.0 million, driven by strong dealer activity in North America, Japan and Europe. Second quarter sales, excluding the emissions-testing equipment were up 8% compared with $269.2 million in the second quarter of 1999. Transportation earnings increased 32.2% quarter-over-quarter, benefiting from strong organic sales growth and continued savings being delivered from Simplify activities. As a result, the operating profit margin increased to 15.2% in the second quarter from 12.0% in the comparable prior-year period. For the six-month period, sales were up 3.5% to $545.3 million, driven also by strong dealer activity in North America, Japan and Europe. Year-to-date sales, excluding emissions were up 6% compared with the first six months of 1999. Transportation earnings increased 31.9% over the prior-year period, benefiting from strong organic sales growth and continued savings being delivered from Project Simplify activities. As a result, the operating profit margin increased to 13.8% for the first six months of 2000 from 10.9% in the comparable prior-year period.

In the Corporation's commercial and industrial tool, diagnostics and equipment business segment, Global Operations, organic growth (excluding Bahco and the impact of currency translation) increased 8% for the second quarter of 2000 compared with the second quarter of 1999. Sales grew to $282.2 million in the second quarter of 2000 from $204.0 million during the second quarter of 1999. Incremental sales to new-vehicle dealerships, under distribution facilitation agreements with car manufacturers, were partially offset by a negative impact from European currency translation, as well as the continued soft market for diagnostics and emissions-testing equipment in Europe. Industrial sales were up in the second quarter year-over-year. Reported sales increased 38.3% quarter-over-quarter. Earnings increased 41.6% quarter-over-quarter, benefiting from organic growth, the addition of Bahco, and improvement in operating profitability in Europe. The operating profit margin increased to 9.3% from 9.1% in the prior year, as growth in Industrial and improving margins in Europe were partially offset by the business shift from the addition of Bahco and the incremental growth in the facilitation business. For the six months ended July 1, 2000, sales grew to $562.3 million from $399.1 million in the comparable 1999 period. Organic growth (excluding Bahco and the currency translation impact) increased 8% for the six months ended July 1, 2000, versus the comparable 1999 period. Earnings increased 47.4% year-over-year, benefiting from organic growth, the addition of Bahco, and improvement in operating profitability in Europe. The operating profit margin increased to 7.9% from 7.6% in the prior year, reflecting improving margins in Europe that were partially offset by the business shift from the addition of Bahco and the incremental growth in the facilitation business.

Gross margins were 46.9% and 46.3% for the second quarter and first six months of 2000 compared to 47.6% and 48.0% in the comparable prior-year periods. For both periods, the continued benefits from Project Simplify activities, particularly in Europe, and improved productivity were more than offset by lower margins from the addition of Bahco and the incremental growth in the facilitation business. The decrease in gross margin for the second quarter reflects the consolidation of Bahco which caused a 190 basis point negative shift in gross margin. This is primarily because Bahco sells its products through distributors.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


As a consequence, Bahco's gross margin and operating expense as a percent of sales are substantially lower than the Corporation's previous business mix. The incremental growth of the distribution facilitation business (equipment sales to new vehicle dealerships under facilitation agreements such as the Ford Rotunda program) also reduced gross margin by 150 basis points from the prior-year second quarter. Savings being delivered by Project Simplify and other productivity enhancing actions improved gross margin for the second quarter by 270 basis points. The decrease in gross margin for the six-month period reflects a 180 basis point negative shift in gross margin from the acquisition of Bahco and the incremental growth of the distribution facilitation business, which further reduced the gross margin by 150 basis points. The gross margin on the core business improved 160 basis points due to the savings being delivered by Project Simplify and other productivity enhancing actions.

Operating expenses as a percentage of net sales decreased to 34.7% in the second quarter of 2000 from 36.9% in the prior-year period. For the six-month period, operating expenses as a percentage of net sales decreased to 35.4% in 2000 from 38.5% in the prior-year period. The declines in operating expenses as a percentage of net sales for both periods reflects a shift in the business mix, principally from the addition of Bahco and the incremental growth of the distribution facilitation business.

Net finance income was $10.5 million and $22.2 million for the second quarter and first six months of 2000, a decline from $13.1 million and $34.1 in the comparable 1999 periods. The declines in net finance income are largely a result of difficult comparisons to 1999 and the adverse effect of higher interest rates. In 1999, credit receivables were sold that generated a gain as a result of the establishment of the financial services joint venture with Newcourt Financial USA Inc. (now CIT) in January 1999 to leverage the infrastructure and new product development capabilities of a strong financial products partner and enhance financial return. As the Corporation made its transition to an "origination fee" business model from what had essentially been an "interest-rate-spread" business, the domestic credit receivables portfolio was sold and generated incremental gains. During the second quarter and first six months of 2000, origination of extended credit receivables grew at a high single-digit rate. Originations also benefited from the addition of new financing products. The increase in interest rates reduced the premium received on the originated loans faster than corresponding changes could be made to the rates extended to customers.

Interest expense for the second quarter of 2000 was $10.6 million, up from $5.4 million in the second quarter of 1999. For the first six months of 2000, interest expense increased to $20.9 million from $10.1 million in the comparable 1999 period. The increase is mainly due to the financing of the Bahco acquisition and overall higher interest rates.

Other income (expense)-net was $0.8 million for the second quarter and $1.9 million for the first six months of 2000 as compared to ($12.4) million and ($13.2) million in the comparable 1999 periods. This line item includes all non-operating items such as interest income, minority interests, disposal of fixed assets, foreign exchange transaction gains and losses, and other non-significant miscellaneous items. The results for the 1999 periods include the negative impact of $13.6 million related to a forward currency hedge on the US$400 million equivalent purchase price commitment for the Bahco acquisition.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The effective tax rate was 36.5% in the second quarter and first six months of 2000, and 36.0% and 35.9% in the comparable prior-year periods. The increase in 2000 is due primarily to goodwill amortization from the Bahco acquisition.


FINANCIAL CONDITION

Liquidity: Cash and cash equivalents were $8.1 million at the end of the second quarter down from $17.6 million at the end of 1999. Net cash provided by operating activities decreased to $55.7 million for the first six months of 2000, as compared to $149.2 million in the comparable prior-year period primarily due to the sale of receivables to CIT during the first quarter of 1999. Working capital of $754.5 million at the end of second quarter was essentially flat compared to $753.6 million at the end of 1999. Total-debt-to-total-capital ratio at the end of the second quarter was 41.4% compared to 43.3% at year-end 1999.

The Corporation has a shelf registration that allows for the issuance from time to time of up to $300.0 million of unsecured indebtedness. As of July 1, 2000, $100.0 million aggregate principal amount of notes have been issued. The notes require payment of interest on a semiannual basis at a rate of 6.625% and mature on October 1, 2005.

The Corporation believes it has sufficient sources of liquidity to support working capital requirements, finance capital expenditures and pay dividends.

Accounts receivable, less allowances: Net receivables increased 4.0% to $642.2 million at the end of the second quarter as compared with $617.6 million at the end of 1999, primarily due to sales growth and an increase in dealer finance receivables, partially offset by improved collection of receivables.

Inventories: Inventories were $476.7 million at July 1, 2000, versus $454.8 million at year-end.

Liabilities: Total short-term and long-term debt was $608.3 million at the end of the second quarter as compared with $629.8 million at the end of 1999.

Average shares outstanding: Average shares outstanding for diluted and basic earnings per share in the second quarter of 2000 were 58.8 million and 58.6 million shares versus 58.8 million and 58.4 million in last year's second quarter. Average shares outstanding for diluted and basic earnings per share in the first six months of 2000 were 58.8 million and 58.6 million shares versus
58.9 million and 58.5 million in the comparable prior-year periods.

Share repurchase: The Corporation has undertaken stock repurchases from time to time to prevent dilution created by shares issued for employee and dealer stock purchase plans, stock options and other corporate purposes, as well as to repurchase shares when market conditions are favorable. At its January 1999 meeting, the Board of Directors authorized the repurchase of up to $50.0 million of the Corporation's common stock. This action followed the board's authorization in 1998 to repurchase up to $100.0 million of common stock and its authorization in 1997 for up to $100.0 million of common stock. At the end of 1999, all of the 1999 authorization and substantially all of the 1998 authorization remained available. The Corporation repurchased 492,800 shares of its common stock in 1999, 2,279,400 shares in 1998 and 986,333 shares in 1997. Since 1995, the Corporation has repurchased 8,570,083 shares.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Foreign currency: The Corporation operates in a number of countries and, as a result, is exposed to changes in foreign currency exchange rates. Most of these exposures are managed on a consolidated basis to take advantage of natural offsets. To the extent that net exposures are hedged, forward contracts are used. Refer to Note 9 for a discussion of the Corporation's accounting policies for the use of derivative instruments.

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

Outlook: The Corporation believes that the overall business outlook for the remainder of the year is sound. Bahco is generally performing to the Corporation's expectations and offers a solid platform to reach new professional tool users in North America. The Corporation's Internet activities are on track with a redesigned web site and a new dealer portal ready for launch during the third quarter of 2000. The Corporation's investments in technology, systems, products and processes are producing solid benefits.

The Corporation has a number of new, innovative, high-value-added products that will be introduced throughout the remainder of the year, which are expected to contribute to further growth. Higher interest rates and unfavorable currency effects are likely to remain, somewhat tempering optimism for the remainder of the year. Overall, the Corporation expects to achieve continued strong results in the second half of the year, with diluted earnings per share in the second half increasing approximately 15% on a year-over-year basis, excluding non-recurring items.

Safe Harbor: Statements in this document that are not historical facts, including statements (i) that include the words "believes," "expects," "anticipates," or "estimates," or similar words with reference to the Corporation or management; (ii) specifically identified as forward-looking; or
(iii) describing the Corporation's or management's future plans, objectives or goals, are forward-looking statements. The Corporation or its representatives may also make similar forward-looking statements from time to time orally or in writing. The Corporation cautions the reader that these statements are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Those important factors include the timing and progress with which the Corporation can continue to achieve higher productivity and attain further cost reductions; the Corporation's ability to retain and attract dealers, to successfully integrate the Bahco acquisition, to realize benefits in growth and efficiencies from e-business investments and to withstand external negative factors including changes in trade, monetary and fiscal policies, laws and regulations, or other activities of governments or their agencies, as well as the absence of significant changes in the current competitive environment, inflation, currency fluctuations or the material worsening of economic and political situations around the world. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Corporation operates in a continually changing business environment and

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


new factors emerge from time to time. The Corporation cannot predict such factors nor can it assess the impact, if any, of such factors on the Corporation or its results. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Corporation disclaims any responsibility to update any forward-looking statement provided in this document.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

The Corporation uses derivative instruments to manage well-defined interest rate and foreign currency exposures and to limit the impact of interest rate and foreign currency rate changes on earnings and cash flows. The Corporation does not use derivative instruments for trading purposes.

Value at Risk: The Corporation utilizes a "Value-at-Risk" ("VAR") model to determine the potential one-day loss in the fair value of its interest rate and foreign exchange-sensitive financial instruments from adverse changes in market factors. The VAR model estimates are made assuming normal market conditions and a 95% confidence level. The Corporation's computations are based on the inter-relationships among movements in various currencies and interest rates (variance/co-variance technique). These inter-relationships were determined by observing interest rate and foreign currency market changes over the preceding quarter.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at July 1, 2000, was $0.3 million on interest rate-sensitive financial instruments, and $2.1 million on foreign currency-sensitive financial instruments.

The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by the Corporation, nor does it consider the potential effect of favorable changes in market factors.

                           PART II. OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The Corporation held its Annual Meeting of Shareholders on April 28, 2000. The following is a summary of the matters voted on in that meeting. There were 65,228,771 outstanding shares eligible to vote.

a) The shareholders elected four members of the Corporation's Board of Directors, whose terms were up for reelection, to serve until the 2003 Annual Meeting. The persons elected to the Corporation's Board of Directors, the number of votes cast for and the number of votes withheld with respect to each of these persons were as follows:

                Director            For              Withheld           Term
                --------            ---              --------           ----
          Bruce S. Chelberg       55,932,268           763,447          2003
          Arthur L. Kelly         55,989,422           706,293          2003
          Roxanne J. Decyk        55,926,820           768,895          2003
          Jack D. Michaels        55,932,305           763,410          2003
          Branko M. Beronja                                             2002
          Richard F. Teerlink                                           2002
          Donald W. Brinckman                                           2002
          George W. Mead                                                2002
          Leonard A. Hadley                                             2001
          Robert A. Cornog                                              2001
          Edward H. Rensi                                               2001


Item 6: Exhibits and Reports on Form 8-K
----------------------------------------

Item 6(a):  Exhibits
---------------------

Exhibit 27        Financial Data Schedule

Exhibit 99        Acquisition Schedule

Item 6(b): Reports on Form 8-K Filed During the Reporting Period
----------------------------------------------------------------

  Date Filed         Date of Report                  Item
  ----------         --------------                  ----

During the second quarter of 2000, the Corporation reported on Form 8-K the following:

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



                               SNAP-ON INCORPORATED



Date:  August 11, 2000         /s/ R. A. Cornog
       ---------------         -------------------------------------------------
                               R. A. CORNOG
                               (Chairman, President and Chief Executive Officer)





Date:  August 11, 2000         /s/ N. T. Smith
       ---------------         -------------------------------------------------
                               N. T. SMITH
                               (Principal Accounting Officer and Controller)

                                 EXHIBIT INDEX
                                 -------------


  Exhibit No.                 Description
  ----------                  -----------

     27              Financial Data Schedule

     99              Acquisition Schedule