Form 10-Q
period 2000-09-30
SNAP ON INC
filed 2000-11-13
CIK 91440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--   EXCHANGE ACT OF 1934

     For quarterly period ended September 30, 2000

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

          Class                                 Outstanding at October 28, 2000
--------------------------                      ----------------------------
Common stock, $1 par value                           58,187,552 shares

                              SNAP-ON INCORPORATED

                                      INDEX

                                                                            Page
                                                                            ----

Part I.    Financial Information

                  Consolidated Statements of Earnings -
                  Thirteen and Thirty-nine Weeks Ended
                  September 30, 2000 and October 2, 1999                      3

                  Consolidated Balance Sheets -
                  September 30, 2000 and January 1, 2000                    4-5

                  Consolidated Statements of Cash Flows -
                  Thirty-nine Weeks Ended
                  September 30, 2000 and October 2, 1999                      6

                  Notes to Consolidated Unaudited Financial Statements     7-11

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           12-17

Part II.   Other Information                                                 18

                                                PART I. FINANCIAL INFORMATION
                                                 Item 1. Financial Statements

                                                     SNAP-ON INCORPORATED
                                             CONSOLIDATED STATEMENTS OF EARNINGS
                                         (Amounts in thousands except per share data)
                                                         (Unaudited)

                                                              Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                                              --------------------             -----------------------
                                                          September 30,      October 2,       September 30,      October 2,
                                                              2000             1999               2000             1999
                                                            ---------        ---------         ----------        ----------
Net sales                                                   $ 511,830        $ 453,157         $1,619,376        $1,378,895

Cost of goods sold                                           (279,378)        (234,738)          (874,260)         (716,310)

Operating expenses                                           (189,585)        (170,504)          (582,173)         (527,215)

Net finance income                                              8,426           12,267             30,576            46,400

Restructuring and other non-recurring charges                       -           (5,315)              (353)          (14,285)

Interest expense                                              (10,297)          (5,262)           (31,195)          (15,360)

Other income (expense) - net                                    1,318           16,558              3,218             3,319
                                                            ---------        ---------         ----------        ----------

      Earnings before income taxes                             42,314           66,163            165,189           155,444

Income tax provision                                           15,445           23,613             60,287            55,654
                                                            ---------        ---------         ----------        ----------

Net earnings                                                $  26,869        $  42,550         $  104,902        $   99,790
                                                            =========        =========         ==========        ==========

Earnings per weighted average
 common share - basic                                       $     .46        $     .73         $     1.79        $     1.71
                                                            =========        =========         ==========        ==========

Earnings per weighted average
 common share - diluted                                     $     .46        $     .72         $     1.79        $     1.69
                                                            =========        =========         ==========        ==========

Weighted average common shares
  outstanding - basic                                          58,488           58,491             58,562            58,482

Effect of dilutive options                                        190              424                189               424
                                                            ---------        ---------         ----------        ----------

Weighted average common shares
  outstanding - diluted                                        58,678           58,915             58,751            58,906
                                                            =========        =========         ==========        ==========

Dividends declared per common share                         $       -        $       -         $      .70        $      .67
                                                            =========        =========         ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)


                                                    September 30,    January 1,
                                                        2000           2000
                                                    ------------     ----------
                                                     (Unaudited)
ASSETS
   Current Assets
      Cash and cash equivalents                       $    8,968     $   17,617

      Accounts receivable, less allowances               618,067        617,645

      Inventories
         Finished stock                                  406,700        418,490
         Work in process                                  48,097         47,869
         Raw materials                                    85,329         81,856
         Excess of current cost over LIFO cost           (89,383)       (93,374)
                                                      ----------      ---------
         Total inventory                                 450,743        454,841

       Prepaid expenses and other assets                 107,324        116,238
                                                      ----------      ---------
         Total current assets                          1,185,102      1,206,341

   Property and equipment
      Land                                                24,801         26,753
      Buildings and improvements                         200,151        207,959
      Machinery and equipment                            479,158        454,089
                                                      ----------      ---------
                                                         704,110        688,801
      Accumulated depreciation                          (352,364)      (326,203)
                                                      ----------      ---------
         Total property and equipment                    351,746        362,598

   Deferred income tax benefits                           53,804         54,652
   Intangibles                                           414,540        453,293
   Other assets                                           70,228         72,938
                                                      ----------      ---------

            Total assets                              $2,075,420     $2,149,822
                                                      ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                                                       September 30,           January 1,
                                                                           2000                  2000
                                                                         ----------            ----------
                                                                        (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
      Accounts payable                                                   $  142,769            $  146,422
      Notes payable and current maturities of long-term debt                 29,811                22,349
      Accrued compensation                                                   49,221                57,540
      Dealer deposits                                                        37,288                48,251
      Deferred subscription revenue                                          45,662                42,056
      Other accrued liabilities                                             141,385               136,131
                                                                         ----------            ----------
         Total current liabilities                                          446,136               452,749

   Long-term debt                                                           563,382               607,476
   Deferred income taxes                                                     26,202                26,989
   Retiree health care benefits                                              94,202                91,391
   Pension liability                                                         90,302                96,238
   Other long-term liabilities                                               35,400                49,718
                                                                         ----------            ----------
         Total liabilities                                                1,255,624             1,324,561

SHAREHOLDERS' EQUITY
   Preferred stock - authorized 15,000,000 shares
      of $1 par value; none outstanding                                          -                     -
   Common stock - authorized 250,000,000 shares
      of $1 par value; issued - 66,774,173 and
      66,729,457 shares                                                      66,774                66,729
   Additional paid-in capital                                                43,272                62,292
   Retained earnings                                                      1,020,582               957,763
   Accumulated other comprehensive income (loss)                            (90,545)              (35,814)
   Grantor stock trust at fair market value - 6,443,033
      and 6,677,450 shares                                                 (151,798)             (177,373)
   Treasury stock at cost - 2,145,047 and 1,505,339 shares                  (68,489)              (48,336)
                                                                         ----------            ----------

         Total shareholders' equity                                         819,796               825,261
                                                                         ----------            ----------

         Total liabilities and shareholders' equity                      $2,075,420            $2,149,822
                                                                         ==========            ==========

   The accompanying notes are an integral part of these financial statements.

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                             Thirty-nine Weeks Ended
                                                                             ------------------------
                                                                         September 30,         October 2,
                                                                             2000                 1999
                                                                         ----------            ----------
OPERATING ACTIVITIES
  Net earnings                                                           $  104,902            $   99,790
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
     Depreciation                                                            38,741                28,751
     Amortization of intangibles                                             12,711                 8,828
     Deferred income tax provision                                           13,916                20,364
     Gain on sale of assets                                                  (2,122)               (1,183)
     Gain on currency hedge for purchase
       price commitment, net of tax                                               -                (1,085)
  Changes in operating assets and liabilities:
     (Increase) decrease in receivables                                      (9,378)               52,904
     (Increase) in inventories                                               (7,645)              (42,483)
     (Increase) decrease in prepaid and other assets                        (11,479)               54,265
     (Decrease) in accounts payable                                          (2,045)              (24,296)
     Increase (decrease) in accruals and other liabilities                  (22,480)                7,106
                                                                         ----------            ----------

  Net cash provided by operating activities                                 115,121               202,961

INVESTING ACTIVITIES
  Capital expenditures                                                      (42,440)              (27,189)
  Acquisitions of businesses - net of cash acquired                          (9,610)             (460,763)
  Disposal of property and equipment                                          8,205                 6,276
                                                                         ----------            ----------

  Net cash used in investing activities                                     (43,845)             (481,676)

FINANCING ACTIVITIES
  Payment of long-term debt                                                  (2,946)                    -
  Increase in long-term debt                                                  4,153                 6,743
  Increase (decrease) in short-term borrowings - net                        (24,544)              346,296
  Purchase of treasury stock - net                                          (20,153)              (14,714)
  Proceeds from stock plans                                                   6,600                 7,663
  Cash dividends paid                                                       (42,083)              (39,210)
                                                                         ----------            ----------

  Net cash provided by (used in) financing activities                       (78,973)              306,778

Effect of exchange rate changes on cash and cash equivalents                   (952)                 (416)
                                                                         ----------            ----------

Increase (decrease) in cash and cash equivalents                             (8,649)               27,647

Cash and cash equivalents at beginning of period                             17,617                15,041
                                                                         ----------            ----------

Cash and cash equivalents at end of period                               $    8,968            $   42,688
                                                                         ==========            ==========

   The accompanying notes are an integral part of these financial statements.

                              SNAP-ON INCORPORATED
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. This report should be read in conjunction with the consolidated financial statements and related notes included in Snap-on Incorporated's Annual Report on Form 10-K for the year ended January 1, 2000.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments and adjustments related to restructuring and other non-recurring charges) necessary to a fair statement of financial condition and results of operations for the thirteen and thirty-nine weeks ended September 30, 2000, have been made. Management also believes that the results of operations for the thirteen and thirty-nine weeks ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. Certain prior-year amounts have been reclassified to conform with the current-year presentation.

2. On September 30, 1999, Snap-on Incorporated (the "Corporation") acquired Sandvik Saws and Tools, formerly a wholly owned operating unit of Sandvik AB. The Sandvik Saws and Tools business now operates as the Bahco Group AB ("Bahco"). Bahco is a manufacturer and supplier of professional tool products.

     The acquisition was accounted for as a purchase and the results of Bahco have been included in the accompanying consolidated financial statements since the date of the acquisition. A goodwill allocation in accordance with the criteria established under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," was performed. The cost of the acquisition has been allocated based on the fair market value of the assets acquired and liabilities assumed, resulting in goodwill of $227 million.

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

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

                                                  Thirteen        Thirty-nine
                                                  Weeks Ended     Weeks Ended
  (Amounts in thousands except per share data)  October 2, 1999  October 2, 1999
                                                ---------------  ---------------
  Net sales:
    As reported                                    $ 453,157       $1,378,895
    Pro forma (unaudited)                            528,461        1,607,841
  Net earnings:
    As reported                                    $  42,550       $   99,790
    Pro forma (unaudited)                             39,500           96,525
  Earnings per share - basic:
    As reported                                    $     .73       $     1.71
    Pro forma (unaudited)                                .67             1.65
  Earnings per share - diluted:
    As reported                                    $     .72       $     1.69
    Pro forma (unaudited)                                .67             1.64


3. During the third quarter of 2000, the Corporation signed a definitive agreement to divest the Windsor Forestry Tools Inc. business, which was acquired as part of the Sandvik Saws and Tools acquisition. Windsor Forestry Tools Inc. was accounted for as held for sale since acquisition in accordance with APB Opinion No. 16 and therefore has had no impact on the Corporation's Consolidated Statement of Earnings.

4. The Corporation normally declares and pays in cash four regular, quarterly dividends. However, the third quarter dividend in each year is declared in June, giving rise to two regular quarterly dividends appearing in the second quarter, no regular quarterly dividends appearing in the third quarter and three regular quarterly dividends appearing in the first thirty-nine weeks' statements.

5. Income tax paid for the thirty-nine week period ended September 30, 2000 and October 2, 1999 was $34.8 million and $11.0 million. Interest paid for the thirty-nine week period ended September 30, 2000 and October 2, 1999 was $30.2 million and $20.3 million.

6. For the first nine months of 2000, the Corporation recorded $0.3 million in pre-tax, non-recurring charges relating to relocation costs. For the third quarter of 1999, the Corporation recorded $5.3 million of pre-tax, non-recurring charges comprised of employee incentives ($0.2 million), relocation costs ($3.3 million) and professional services ($1.8 million). For the first nine months of 1999, the Corporation recorded $14.3 million of pre-tax, non-recurring charges comprised of employee incentives ($1.1 million), relocation costs ($7.0 million) and professional services ($6.2 million). The above non-recurring charges did not qualify for restructuring treatment and were expensed as incurred.

7. Earnings per share calculations were computed by dividing net earnings by the corresponding weighted average common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method.

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)


8. In June 1999 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133, which establishes accounting and reporting standards for derivative instruments and for hedging activities, to fiscal years beginning after June 15, 2000. In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133". The Corporation has identified all hedge activities and is currently evaluating the impact of this pronouncement.

     During the third quarter of 2000, the Corporation evaluated the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," which provides guidance on applying generally accepted accounting principles for recognizing revenue. This bulletin has no impact on the Corporation's consolidated financial statements.

9. Total comprehensive income for the thirteen and thirty-nine week periods ended September 30, 2000, and October 2, 1999, was as follows:

                                                Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                                                --------------------                 -----------------------
                                           September 30,         October 2,       September 30,        October 2,
   (Amounts in thousands)                      2000                1999              2000                 1999
                                           -----------         -----------        -----------         ------------
      Net earnings                          $   26,869           $  42,550           $104,902           $  99,790
      Foreign currency translation             (49,234)              4,216            (54,731)             (5,011)
                                            ----------         -----------         ----------         -----------
      Total comprehensive income            $  (22,365)          $  46,766           $ 50,171           $  94,779
                                            ==========           =========          =========           =========

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

     Foreign Currency Derivative Instruments: The Corporation has operations in a number of countries and, as a result, is exposed to changes in foreign currency exchange rates. The Corporation manages most of these exposures on a consolidated basis, which allows the netting of certain exposures to take advantage of any natural offsets. To the extent the net exposures are hedged, forward contracts are used. Gains and/or losses on these foreign currency hedges are included in income in the period in which the exchange rates change.

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)


     In the second quarter of 1999, the Corporation entered into a forward currency hedge to buy 3.2 billion of Swedish Krona on the US$400 million equivalent purchase price commitment for the Sandvik acquisition. The hedge was marked to market at the end of the second quarter resulting in a $13.6 million pre-tax unrealized loss. At the end of the third quarter of 1999, a $15.3 million pre-tax gain was recognized at the close of the Sandvik acquisition, resulting in a year-to-date net gain of $1.7 million pretax.

     The pre-tax gain is included in the consolidated statements of earnings under other income (expense) - net. Other than the forward currency hedge related to the Sandvik acquisition, gains and/or losses from foreign currency hedges have not been material to the consolidated financial statements.

11. In April 1996, the Corporation filed a complaint against SPX Corporation ("SPX") alleging infringement of the Corporation's patents and asserting claims relating to SPX's hiring of the former president of Sun Electric. SPX filed a counterclaim, alleging infringement of certain SPX patents. Upon the Corporation's request for re-examination, the U.S. Patent and Trademark Office initially rejected SPX's patents as invalid, but reconfirmed them. Neither the complaint nor the counterclaim contains specific allegations of damages; however, the parties' claims could involve multiple millions of dollars. It is not possible at this time to assess the outcome of any of the claims.

     The Corporation is involved in other various legal matters that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these other matters, management believes that the results will not have a material impact on the Corporation's financial statements.

12. The Corporation has two reportable segments: Global Transportation and Global Operations. These segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. The Global Transportation segment consists of the Corporation's business operations serving the dealer van channel worldwide. The Global Operations segment consists of the business operations serving the direct sales and distributor channels worldwide. These two segments derive revenues primarily from the sale of tools and equipment.

     The Corporation evaluates the performance of its operating segments based on segment net sales and pre-tax earnings. The Corporation accounts for intersegment sales and transfers based primarily on standard costs established between the segments. The Corporation allocates shared service expenses to those segments that utilize the services based on their percentage of revenues from external sources. Restructuring and other non-recurring charges are not allocated to the reportable segments.

                              SNAP-ON INCORPORATED
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (continued)

                                                            Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                                            --------------------           -----------------------
     Financial data by segment:                       September 30,       October 2,    September 30,      October 2,
     (Amounts in thousands)                                 2000             1999             2000            1999
                                                        -----------      -----------      -----------     -----------
     Net sales from external customers:
     Global Transportation                              $   251,298      $   253,004      $   796,569     $   779,656
     Global Operations                                      260,532          200,153          822,807         599,239
                                                        -----------      -----------      -----------     -----------
     Total from reportable segments                     $   511,830      $   453,157      $ 1,619,376     $ 1,378,895
                                                        ===========      ===========      ===========     ===========

     Intersegment sales:
     Global Transportation                              $        34      $        79      $        41     $        90
     Global Operations                                       81,899          100,042          269,846         319,556
                                                        -----------      -----------      -----------     -----------
     Total from reportable segments                          81,933          100,121          269,887         319,646
     Elimination of intersegment sales                      (81,933)        (100,121)        (269,887)       (319,646)
                                                        -----------      -----------      -----------     -----------
     Total consolidated intersegment sales              $         -      $         -      $         -     $         -
                                                        ===========      ===========      ===========     ===========

     Earnings:
     Global Transportation                              $    23,590      $    30,827      $    98,996       $  87,982
     Global Operations                                       19,277           17,088           63,947          47,388
                                                        -----------      -----------      -----------       ---------
     Total from reportable segments                          42,867           47,915          162,943         135,370
     Net finance income                                       8,426           12,267           30,576          46,400
     Restructuring and other
       non-recurring charges                                      -           (5,315)            (353)        (14,285)
     Interest expense                                       (10,297)          (5,262)         (31,195)        (15,360)
     Other income (expense) - net                             1,318           16,558            3,218           3,319
                                                        -----------      -----------      -----------      ----------
     Total consolidated earnings before taxes           $    42,314       $   66,163      $   165,189      $  155,444
                                                        ===========      ===========      ===========      ==========

     Financial data by segment as of:                 September 30,       January 1,
     (Amounts in thousands)                               2000               2000
                                                        -----------      -----------
     Total assets:
     Global Transportation                              $   776,412      $   766,759
     Global Operations                                    1,219,269        1,315,602
                                                        -----------      -----------
     Total from reportable segments                       1,995,681        2,082,361
     Financial Services                                     102,823           97,267
     Elimination of intersegment receivables                (23,084)         (29,806)
                                                        -----------      -----------
     Total consolidated assets                          $ 2,075,420      $ 2,149,822
                                                        ===========      ===========

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
-------------

RESULTS OF OPERATIONS

Overview: Net sales increased 12.9% to a record $511.8 million for the third quarter and increased 17.4% to a record $1.6 billion for the first nine months of 2000 as compared to $453.2 million and $1.4 billion in the prior-year periods. The increase in net sales in the third quarter of 2000 primarily reflects the contribution from Bahco Group AB ("Bahco," formerly Sandvik Saws and Tools), which was acquired September 30, 1999. Organic sales growth was 1% in the third quarter of 2000, excluding the 15% contribution from Bahco, the negative 2% impact from currency translation and the negative 1% impact from discontinued product lines. The increase in net sales for the first nine months of 2000 primarily reflects the contribution from Bahco and growth in franchise dealer sales. Organic sales growth for the first nine months of 2000 was 6%, excluding the 15% contribution from Bahco, the negative 2% impact from currency translation and the negative 2% impact from discontinued product lines.

Net earnings for the third quarter and first nine months of 2000 were $26.9 million and $104.9 million as compared to $42.6 million and $99.8 million in the prior-year periods. Diluted earnings per share for the third quarter and first nine months of 2000 were $0.46 and $1.79 per share, as compared to $0.72 and $1.69 per share in the prior-year periods. Net earnings for the third quarter of 2000 were adversely impacted by a less robust market for tools and equipment in the vehicle-repair market in both Europe and North America. Net earnings for the nine months ended September 30, 2000 were driven by an increase in operating profit (segment earnings before the contribution of net finance income) of 20.4%. The improvement in operating profit for the nine-month period was due to the increase in sales and savings generated by Project Simplify. Net earnings for both the three- and nine-month periods were impacted by higher interest expense as a result of the Bahco acquisition and the expected decline in net finance income.

Net earnings for the third quarter of 1999 were $36.6 million, excluding other non-recurring charges related to Project Simplify of $3.2 million after tax, a gain of $9.8 million after tax on the forward currency hedge for the Bahco acquisition and a $0.7 million after tax charge resulting from settlement of litigation with the State of Texas ("non-recurring items"). Net earnings for the first nine months of 1999 were $108.2 million, excluding non-recurring charges related to Project Simplify of $8.8 million after tax, a gain on a forward currency hedge of $1.1 million after tax and the settlement of litigation with the State of Texas of $0.7 million after tax. Diluted earnings per share, excluding non-recurring items were $0.62 and $1.84 for the third quarter and nine months ended October 2, 1999.

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

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the first nine months of 2000, the Corporation recorded $0.3 million in pre-tax, non-recurring charges relating to relocation costs. For the third quarter of 1999, the Corporation recorded $5.3 million of pre-tax, non-recurring charges comprised of employee incentives ($0.2 million), relocation costs ($3.3 million) and professional services ($1.8 million). For the first nine months of 1999, the Corporation recorded $14.3 million of pre-tax, non-recurring charges comprised of employee incentives ($1.1 million), relocation costs ($7.0 million) and professional services ($6.2 million). The above non-recurring, pre-tax charges did not qualify for restructuring treatment and were therefore expensed as incurred.

Segment Results: In the worldwide Snap-on(R) dealer channel segment, Global Transportation, sales for the third quarter declined by 0.7% over the prior year to $251.3 million. Organic sales for the segment grew 1%, excluding currency translation and the impact of emissions-testing equipment. North American dealer sales increased 1% in the third quarter of 2000 compared with the equivalent period in 1999, excluding emissions-testing equipment. In local currencies, Japan and Australia were down 8% and European dealer sales were down 5% (and down 13% in dollar terms). Segment earnings for the third quarter decreased 24% year-over-year, largely reflecting less-than-anticipated sales, coupled with a less profitable product mix and higher freight costs. For the nine-month period, sales were up 2.2% to $796.6 million. Overall, organic sales grew 4%, excluding currency translation and the impact of emissions-testing equipment. North American dealer sales increased 3% in the nine months of 2000 compared with the equivalent period in 1999, excluding emissions-testing equipment. In local currencies, Japan and Australia were up less than 1% and European dealer sales were up 1%. Segment earnings for the nine-month period increased 13% year-over-year reflecting sales growth. In addition, continued cost savings from the Corporation's streamlining efforts positively influenced segment earnings for both the three- and nine-month periods.

In the Corporation's commercial and industrial tool, diagnostics and equipment business segment, Global Operations, sales for the third quarter grew by 30.2% over the prior year to $260.5 million, primarily from the addition of Bahco. Excluding currency translation, sales grew 35.3%. Organic sales for the third quarter increased 1%, excluding Bahco and currency effects. For the third quarter, a 5% growth in industrial sales and incremental facilitation sales to new-vehicle dealerships was partially offset by the negative impact from currency translation, the continued soft market for diagnostics and emissions-testing equipment in Europe, and a decline in equipment sales in North America. Segment earnings increased 13% during the quarter versus the comparable prior-year period, principally from the addition of Bahco, the growth in industrial sales and an improvement in operating profitability in Europe, partially offset by the decline in equipment sales. For the nine months ended September 30, 2000, sales grew by 37.3% to $822.8 million from $599.2 million in the comparable 1999 period, primarily from the addition of Bahco and incremental growth in the facilitation business. Excluding currency translation, sales grew 42.7%. Organic growth, excluding Bahco and the impact of currency translation was 6.0% for the nine months ended September 30, 2000, versus the comparable 1999 period. For the nine-month period, earnings increased 35% year-over-year, benefiting from organic growth, the addition of Bahco and improved operating profitability in Europe, partially offset by the decline in equipment sales.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Gross margins as a percentage of sales were 45.4% and 46.0% for the third quarter and first nine months of 2000 compared to 48.2% and 48.1% in the comparable prior-year periods. The decline in margins reflects both a shift from the historical mix of Snap-on product to include higher volumes of lower margin sales associated with the facilitation business (equipment sales to new vehicle dealerships under facilitation agreements such as the Ford Rotunda program) and sales of lower-margin Bahco product. Bahco primarily sells its products through distributors, resulting in lower gross margins and higher operating expenses as a percent of sales when compared to the Corporation's historical business mix. In addition, the Corporation's margin erosion was also the result of having significant sourcing platforms in strong currency denominated countries.

Operating expenses as a percentage of net sales decreased to 37.0% in the third quarter of 2000 from 37.6% in the prior-year period. For the nine-month period, operating expenses as a percentage of net sales decreased to 36.0% in 2000 from 38.2% in the prior-year period. The decline in operating expenses as a percentage of net sales for the third quarter and nine-month periods primarily reflects the business mix shift from the addition of Bahco and the incremental growth of the distribution facilitation business along with benefits realized from Project Simplify. This was partially offset by higher freight costs and other increases in expenses not absorbed due to the less-than-anticipated sales levels.

Net finance income was $8.4 million and $30.6 million for the third quarter and first nine months of 2000, a decline from $12.3 million and $46.4 million in the comparable 1999 periods. The declines in net finance income are largely a result of difficult comparisons to 1999 and the adverse effect of higher interest rates, partially offset by an increase in loan originations. In January 1999, credit receivables were sold that generated a gain, the result of the establishment of the financial services joint venture with Newcourt Financial USA Inc. (now CIT) to leverage the infrastructure and new product development capabilities of a strong financial products partner and to enhance economic profit. As the Corporation made its transition to an "origination fee" business model from what had essentially been an "interest-rate-spread" business, the domestic credit receivables portfolio was sold, generating incremental gains. During the third quarter and first nine months of 2000, originations have grown at a low double-digit rate influenced by the addition of new financing products.

Interest expense for the third quarter of 2000 was $10.3 million, up from $5.3 million in the third quarter of 1999. For the first nine months of 2000, interest expense increased to $31.2 million from $15.4 million in the comparable 1999 period. The year-over-year increase in interest expense is primarily due to the financing of the Bahco acquisition and higher domestic and international interest rates.

Other income (expense)-net was $1.3 million for the third quarter and $3.2 million for the first nine months of 2000 as compared to $16.6 million and $3.3 million in the comparable 1999 periods. This line item includes all non-operating items such as interest income, minority interests, gains and losses on the disposal of fixed assets, foreign exchange transaction gains and losses, and other miscellaneous items. Included in the 1999 third quarter is a $15.3 million gain on a forward currency hedge related to the purchase price commitment for the Bahco acquisition.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The effective tax rate was 36.5% in the third quarter and first nine months of 2000, and 35.7% and 35.8% in the comparable prior-year periods. The increase in 2000 is due primarily to goodwill amortization from the Bahco acquisition.

FINANCIAL CONDITION

Liquidity: Cash and cash equivalents were $9.0 million at the end of the third quarter, down from $17.6 million at the end of 1999. Net cash provided by operating activities was $115.1 million for the first nine months of 2000. In the comparable prior-year period, net cash provided by operating activities was $203.0 million, including $96.8 million related to the sale of receivables to CIT during the first quarter of 1999. Working capital of $739.0 million at the end of the third quarter was down from $753.6 million at the end of 1999. Total-debt-to-total-capital ratio at the end of the third quarter was 42.0% compared to 43.3% at year-end 1999.

The Corporation has a shelf registration that allows for the issuance from time to time of up to $300.0 million of unsecured indebtedness. As of September 30, 2000, $100.0 million aggregate principal amount of notes have been issued. The notes require payment of interest on a semiannual basis at a rate of 6.625% and mature on October 1, 2005.

The Corporation believes it has sufficient sources of liquidity to support working capital requirements, finance capital expenditures and pay dividends.

Accounts receivable, less allowances: Net receivables were $618.1 million at September 30, 2000, versus $617.6 million at year-end.

Inventories: Inventories are down slightly to $450.7 million at the end of the third quarter as compared to $454.8 million at the end of 1999, due to currency translation and the emphasis on improving inventory turnover.

Capital Expenditures: Capital expenditures increased to $42.2 million at the end of September, versus $27.2 million over last year, reflecting capital expenditures from the addition of Bahco, new product development involving capitalizable software, development cost for the Corporation's new e-commerce initiative, and production and distribution equipment.

Liabilities: Total short-term and long-term debt decreased 5.8% to $593.2 million at the end of the third quarter, versus $629.8 million at the end of 1999, reflecting strong cash flow.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Share repurchase: The Corporation has undertaken stock repurchases from time to time to prevent dilution created by shares issued for employee and dealer stock purchase plans, stock options and other corporate purposes, as well as to repurchase shares when market conditions are favorable. At its January 1999 meeting, the Board of Directors authorized the repurchase of up to $50.0 million of the Corporation's common stock. This action followed the board's authorization in 1998 to repurchase up to $100.0 million of common stock and its authorization in 1997 for the repurchase of up to $100.0 million of common stock. At the end of 1999, all of the 1999 authorization and substantially all of the 1998 authorization remained available. The Corporation repurchased 639,708 shares of its common stock during the third quarter of 2000, 492,800 shares in 1999 and 2,279,400 shares in 1998. Since 1995, the Corporation has repurchased 9,209,791 shares.

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

Outlook: As the markets adapt to the effects of higher fuel costs, the Corporation is beginning to see some moderation in their impact on sales levels. The Corporation expects a resumption of increased sales during the fourth quarter. Increasing the number of new dealers remains a point of focus. The Corporation anticipates that the dealer network will increase approximately 10% during the next twelve to eighteen months to better serve North American customers. In addition, the Corporation will manage expenses to adjust to the overall softer market conditions. As of the filing date of this Form 10-Q, as tracked by First Call Corporation, the consensus estimate for the fourth quarter was $0.66 per dilutive share within a range of $0.53 to $0.72 per dilutive share and the 2001 consensus estimate was $2.74 per dilutive share within a range of $2.55 to $2.85 per dilutive share. The Corporation currently expects to meet these fourth quarter and year 2001 expectations.

Safe Harbor: Statements in this document that are not historical facts, including statements (i) that include the words "believes," "expects," "anticipates," or "estimates" or similar words with reference to the Corporation or management; (ii) specifically identified as forward-looking; or (iii) describing the Corporation's or management's future plans, objectives or goals, are forward-looking statements. The Corporation or its representatives may also make similar forward-looking statements from time to time orally or in writing. The Corporation cautions the reader that these statements are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Those important factors include the timing and progress with which the Corporation can continue to achieve higher productivity and attain further cost reductions; the Corporation's ability to retain and attract dealers, to integrate Bahco successfully, to realize benefits in growth and efficiencies

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


from e-business investments and to withstand external negative factors including changes in trade, monetary and fiscal policies, laws and regulations, or other activities of governments or their agencies; and the absence of significant changes in the current competitive environment, inflation, oil and fuel prices, customer demand, currency fluctuations or the material worsening of economic and political situations around the world. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Corporation operates in a continually changing business environment and new factors emerge from time to time. The Corporation cannot predict such factors nor can it assess the impact, if any, of such factors on the Corporation or its results. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Corporation disclaims any responsibility to update any forward-looking statement provided in this document. The Corporation's outlook contains consensus earnings estimates calculated by First Call Corporation based on earnings projections made by the analysts who cover Snap-on Incorporated. Any opinions, estimates or forecasts regarding Snap-on Incorporated's performance made by these analysts are theirs alone and do not represent opinions, forecasts or predictions of Snap-on Incorporated or its management except as specifically noted above. First Call Corporation is a global research network that offers shareholder data.


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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at September 30, 2000, was $0.3 million on interest rate-sensitive financial instruments, and $0.8 million on foreign currency-sensitive financial instruments.

The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by the Corporation, nor does it consider the potential effect of favorable changes in market factors.

                           PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K
----------------------------------------

Item 6(a):  Exhibits
--------------------

Exhibit 27        Financial Data Schedule

Exhibit 99        Acquisition Schedule

Item 6(b): Reports on Form 8-K Filed During the Reporting Period
-----------------------------------------------------------------

During the third quarter of 2000, the Corporation reported on Form 8-K the following:

Date Filed           Date of Report       Item
----------           --------------       ----
September 21, 2000   September 21, 2000   Item 5. The Corporation filed a press
                                          release announcing third-quarter and
                                          full-year performance expectations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized persons.



                               SNAP-ON INCORPORATED



Date:  November 13, 2000       /s/ R. A. Cornog
       ---------------------   ---------------------------------------------
                               R. A. CORNOG
                               (Chairman, President and Chief Executive Officer)




Date:  November 13, 2000       /s/ N. T. Smith
       ---------------------   ---------------------------------------------
                               N. T. SMITH
                               (Principal Accounting Officer and Controller)