Form 10-K405
period 2000-12-30
SNAP ON INC
filed 2001-03-19
CIK 91440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 30, 2000

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

Registrant's telephone number, including area code: (262) 656-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                       Name of exchange on which registered
-------------------                       ------------------------------------
Common stock, $1 par value                New York Stock Exchange
Preferred stock purchase rights           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant at February 26, 2001:
                                 $1,687,772,001

Number of shares outstanding of each of the registrant's classes of common stock at February 26, 2001:
                  Common stock, $1 par value, 57,795,506 shares

Documents incorporated by reference
-----------------------------------
Portions of Snap-on's Annual Report to Shareholders for the fiscal year ended December 30, 2000, are incorporated by reference into Parts I, II and IV of this report.

Portions of Snap-on's Proxy Statement, dated March 16, 2001, prepared for the Annual Meeting of Shareholders scheduled for April 27, 2001, are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS
                                                                            Page

PART I
   Item  1.       Business.....................................................3
   Item  2.       Properties...................................................9
   Item  3.       Legal Proceedings...........................................10
   Item  4.       Submission of Matters to a Vote of Security Holders.........11
   Item  4.1      Executive Officers of the Registrant........................11

PART II
   Item  5.       Market for Registrant's Common Equity and Related
                    Stockholder Matters.......................................12
   Item  6.       Selected Financial Data.....................................12
   Item  7.       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................12
   Item  7A.      Qualitative and Quantitative Disclosures About
                    Market Risk...............................................12
   Item  8.       Financial Statements and Supplementary Data.................13
   Item  9.       Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.......................13

PART III
   Item  10.      Directors and Executive Officers of the Registrant..........14
   Item  11.      Executive Compensation......................................14
   Item  12.      Security Ownership of Certain Beneficial Owners
                    and Management............................................14
   Item  13.      Certain Relationships and Related Transactions..............14

PART IV
   Item  14.      Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K.......................................15

Signature Pages...............................................................16
Exhibit Index.................................................................18

PART I

Item 1: Business

Snap-on Incorporated ("Snap-on") was incorporated under the laws of the state of Wisconsin in 1920 and reincorporated under the laws of the state of Delaware in 1930. A leading global developer, manufacturer and marketer of professional tool, diagnostic and equipment solutions for the professional tool user, Snap-on's mission is to delight its customers by providing innovative and productivity-enhancing products, services and solutions. Long known as a quality and performance leader in professional tools and tool storage, Snap-on offers a wide range of capabilities and solutions for professional tool users in a variety of applications worldwide. Product lines include hand and power tools, tool storage products, shop equipment, saws and cutting tools, pruning tools, under-hood diagnostics equipment, under-car equipment, safety-testing equipment, collision repair equipment, vehicle service information, business management systems, services and other solutions for the transportation service, industrial, agricultural, and other commercial industries. Snap-on's customers include professional automotive technicians, independent automotive repair and body shops, franchised service centers, national accounts, specialty repair shops, original equipment manufacturers, industrial distributors, home centers, hardware and tool specialty stores, and industrial, agricultural, and commercial tool and equipment users worldwide.

Snap-on markets its products and brands through multiple distribution channels in more than 150 countries. Snap-on's largest geographic markets include the United States, Australia, Brazil, Canada, France, Germany, Japan, Mexico, the Netherlands, Spain, Sweden and the United Kingdom. The originator of the dealer van distribution channel, Snap-on also reaches its customers through company direct and distributor channels where appropriate. In 2000, Snap-on also began selling product via the Internet as part of its "Store Without Walls" vision. Through the launch of its new Web site, current and prospective customers in the United States now have 24-hour, 7-days a week, online access to purchase Snap-on(R) products.

Snap-on has two business segments: the Snap-on Dealer Group (formerly Global Transportation), which serves the worldwide franchised dealer van channel, and the Commercial and Industrial Group (formerly Global Operations), which serves the non-dealer tool and equipment products businesses. Snap-on's segments are based on the organization structure that is used by management for making operating and investment decisions, and for assessing performance. These two segments derive revenues primarily from the sale of tools and equipment. In addition to its manufacturing, marketing and distribution operations, Snap-on also offers financing for the purchase of its products through a 50%-owned financial services joint venture and through its wholly owned credit subsidiaries. For additional information about Snap-on's business segments, customers, domestic and international operations and products and services, see
Note 16 entitled "Segments" on pages 42 and 43 of Snap-on's 2000 Annual Report, incorporated herein by reference.

During 2000, Snap-on acquired full ownership of two business operations. The aggregate cash purchase price of these acquisitions, plus costs related to the finalization of 1999 acquisitions, was $11.9 million. Each of the acquisitions provided Snap-on with a complementary product line, new customer relationships, access to additional distribution and/or extended geographic reach. These acquisitions were accounted for under the purchase method of accounting and the impact of these acquisitions on 2000 results of operations was not significant.

Also during 2000, Snap-on divested Windsor Forestry Tools Inc. ("Windsor"), which was acquired as part of the Bahco Group AB ("Bahco") acquisition. As Windsor was accounted for as "held for sale" in accordance with Accounting Principles Board Opinion No. 16, it has had no impact on Snap-on's Consolidated Statements of Earnings. The sale of Windsor resulted in cash proceeds of $15.5 million and a resulting adjustment to goodwill. Bahco, a leading manufacturer and supplier of professional tools, was acquired by Snap-on on September 30, 1999. Bahco(R) products are manufactured at 11 plants in Sweden, the United States, Argentina, the United Kingdom, France, Germany and Portugal.

Products and Services

Snap-on derives revenue from the manufacture, marketing and distribution of its products and related services. Snap-on's two business segments offer a broad line of products and complementary services that can be divided into two groups: tools and equipment. The following table shows the consolidated sales of these product groups in the last three years:

Product Group                                   Net Sales
(Amounts in millions)             2000            1999             1998
                               ------------    ------------    -------------

Tools                           $1,343.5        $1,149.3         $  918.5
Equipment                          832.2           796.3            854.1
                               ------------    ------------    -------------
                                $2,175.7        $1,945.6         $1,772.6
                               ============    ============    =============

The tools product group includes hand tools, power tools and tool storage products. Hand tools include wrenches, screwdrivers, sockets, pliers, ratchets, saws and cutting tools, pruning tools and other similar products. Power tools include pneumatic (air), cordless (battery) and corded (electric) tools such as impact wrenches, ratchets, chisels, drills, sanders, polishers and similar products. Tool storage units include tool chests, roll cabinets and other similar products. The majority of products are manufactured by Snap-on and in completing the product line, some items are purchased from external manufacturers.

The equipment product group includes hardware and software solutions for the diagnosis and service of automotive and industrial equipment. Products include engine analyzers, air conditioning service equipment, brake service equipment, wheel balancing and alignment equipment, transmission troubleshooting equipment, safety-testing equipment, battery chargers, lifts and hoists, diagnostics equipment service and collision repair equipment. Also included are service and repair information products, online diagnostics services, management systems, point-of-sale systems, integrated systems for vehicle repair shops, and purchasing facilitation services. Snap-on supports the sale of its diagnostics and shop equipment by offering training programs, primarily focusing on the technologies and the application of specific products developed and marketed by Snap-on.

Tools and equipment are marketed under a number of brand names and trademarks, many of which are well known in the vehicle service and industrial markets served. Some of the major trade names and trademarks and the products and services with which they are associated include the following:

     Trademarks                Products and Services

     Snap-on Hand tools, power tools, tool storage units, diagnostics and certain equipment

     Blue-Point                Hand tools, power tools, tool storage units

     Acesa                     Hand tools

     Bahco                     Hand tools

     Fish and Hook             Hand tools

     Irimo                     Hand tools

     Lindstrom                 Hand tools

     Palmera                   Hand tools

     Pradines                  Hand tools

     Sandflex                  Hand tools

     Trademarks                Products and Services

     Williams                  Hand tools

     ATI Tools                 Tools and equipment

     Sioux                     Power tools

     Sun                       Diagnostics and service equipment

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

     John Bean                 Under-car and other service equipment

     Wheeltronic Ltd.          Hoists and lifts for vehicle service shops

     Texo Sollevatori          Hoists and lifts for vehicle service shops

     Hofmann Wheel balancers, lifts, tire changers and aligners

     GS                        Wheel-service equipment

     Cartec                    Safety-testing and other equipment

     Blackhawk                 Collision repair equipment

     Brewco                    Collision repair equipment

     Hein-Werner               Collision repair equipment

     Mitchell Repair           Repair and service information and shop
                               management systems

     ShopKey                   Repair and service information and shop
                               management systems

     EquiServ                  Equipment maintenance and service

     Equipment Solutions       Vehicle manufacturer facilitation services

Income is also derived from the financing of Snap-on's products through a 50%-owned financial services joint venture and through its wholly owned credit subsidiaries. Snap-on utilizes various financing programs to facilitate the sales of its products. To reduce asset intensity from financing activities, Snap-on established a joint venture with Newcourt Finance USA Inc. ("Newcourt") in January 1999 (on November 15, 1999, Newcourt was acquired by The CIT Group, Inc.). The joint venture, Snap-on Credit LLC ("the LLC"), is a 50%-owned joint venture that provides financial services to Snap-on's domestic dealer and customer network. As a result of establishing the joint venture, Snap-on effectively outsourced to the LLC its domestic captive credit function that was previously managed by a wholly owned subsidiary, Snap-on Credit Corporation. Additional information about the LLC is provided in Note 6 entitled "Accounts Receivable" on page 34 of Snap-on's 2000 Annual Report, incorporated herein by reference.

Extended credit contracts are offered to technicians to enable them to purchase tools and equipment that can be used to generate income while they pay for the products over time. Lease financing is also offered to shop owners, both independent and national chains, who purchase equipment items, which are typically of a higher-price-point than tool products. The duration of lease contracts is often two-to-three times that of extended credit contracts. Financing is also made available to new dealers, whereby a 10-year loan is originated to enable the dealer to fund the purchase of the franchise and the related working capital needs, primarily inventory and customer receivables.

Currently, the majority of finance income is derived from the vehicle service industry in North America. Internationally, Snap-on continues to directly provide financing to its dealer and customer network through its wholly owned credit facilities.

Distribution and Sales

Snap-on markets and distributes its products and related services principally to professional tool and equipment users around the world. The largest two market sectors are the vehicle service and repair sector, and the industrial sector.

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

Snap-on provides innovative tool and equipment solutions, as well as technical sales support and training, to meet technicians' evolving needs. Snap-on's dealer van distribution system offers technicians the convenience of purchasing quality tools with minimal disruption of their work routine. Snap-on also serves owners and managers of shops where technicians work with tools, diagnostics equipment, repair and service information, and shop management products. Snap-on provides vehicle manufacturers with products and services including tools, consulting services and facilitation services. Snap-on's facilitation services include product procurement, distribution and administrative support to customers for their dealerships' equipment programs.

Major challenges for Snap-on and the vehicle service and repair industry include the increasing rate of technological change within motor vehicles and the resulting impact on the businesses of both suppliers and customers that is necessitated by such change.

Industrial Sector

Snap-on markets its products to a wide variety of industrial customers including industrial maintenance and repair facilities; manufacturing and assembly operations; government facilities; schools; and original equipment manufacturers that require instrumentation or service tools and equipment for their products.

Major challenges in the industrial sector include a highly competitive, cost-conscious environment, and a trend toward customers making all of their tool purchases through one integrated supplier. Snap-on believes it is currently a meaningful participant in the market sector for industrial tools and equipment.

Distribution Channels

Snap-on serves customers primarily through three channels of distribution: dealer and tech representatives ("reps"), company direct sales and distributors. The following discussion represents Snap-on's general approach in each channel, and is not intended to be all-inclusive.

Dealer and Tech Rep Organizations

In the United States, the majority of sales to the vehicle repair industry are conducted through Snap-on's dealer network and its tech rep system. Snap-on's mobile dealer van network ("dealers") primarily covers vehicle service technicians and shop owners, providing weekly contact at the customer's place of business. Dealers' sales are concentrated in hand and power tools, tool storage units and small diagnostic and shop equipment, which can easily be transported in a van and demonstrated during a brief sales call. Dealers purchase Snap-on's products at a discount from suggested retail prices and resell them at prices of the dealer's choosing. Although some dealers have sales areas defined by other methods, most U.S. dealers are provided a list of places of business that serves as the basis of the dealer's sales route.

Since 1991, all new U.S. dealers, and a majority of the pre-1991 U.S. dealers, have been enrolled as franchisees of Snap-on. Snap-on charges nominal initial and ongoing monthly license fees. Through the LLC, financial assistance is provided to newly converted franchised dealers and other new franchise dealers, which could include financing for initial license fees, inventory, revolving accounts receivable, equipment, fixtures, other expenses and an initial checking account deposit. At year-end 2000, approximately 91% of all U.S. dealers were enrolled as franchisees, versus approximately 90% in 1999.

Snap-on supports its dealers with an extensive field organization of branch offices, field managers, and service and distribution centers. Snap-on also provides sales training, customer and dealer financial assistance, and marketing and product promotion programs to strengthen dealer sales. A National Dealer Advisory Council, composed of and elected by dealers, assists Snap-on in identifying and implementing enhancements to the franchise program.

In the United States, dealers are supported by the tech rep system employee sales force. Tech reps are specialists who demonstrate and sell higher-price-point diagnostics and shop equipment, as well as shop management information systems. Tech reps work independently and with dealers to identify and generate sales leads among vehicle service shop owners. Tech reps are compensated primarily on the basis of commission; dealers receive a brokerage fee from certain sales made by the tech reps to the dealer's customers. Most products sold through the dealer and tech rep organization are sold under the Snap-on or Sun brand names.

Snap-on has replicated its U.S. dealer van method of distribution in certain other countries, including Australia, Canada, Germany, Mexico, Benelux Countries, South Africa, Japan and the United Kingdom. In many of these markets, as in the United States, purchase decisions are generally made or influenced by professional vehicle service technicians and shop owners. Snap-on markets products in certain other countries through its subsidiary, Snap-on Tools International, Ltd., which sells to foreign distributors under license or contract with Snap-on.

Company Direct Sales

In the United States, a growing proportion of shop equipment sales under the Sun, John Bean, Wheeltronic, White and Hofmann brands are made by a direct sales force that has responsibility for national accounts. As the automotive service and repair industry consolidates (with more business conducted by national chains, automotive dealerships and franchised service centers), these larger organizations can be serviced most effectively by sales people who can demonstrate and sell the full line of equipment and diagnostic products and services. Snap-on Incorporated also sells these products and services directly to vehicle manufacturers.

Tools and equipment are marketed to industrial and governmental customers in the United States through industrial sales representatives, who are employees, and independent industrial distributors. In most markets outside the United States, industrial sales are conducted through distributors. The sales representatives focus on industrial customers whose main purchase criteria are quality and service. At the end of 2000, Snap-on had industrial sales representatives in the United States, Australia, Canada, Japan, Mexico, Puerto Rico, and some European countries, with the United States representing the majority of Snap-on's total industrial sales.

Distributors

Sales of certain tools and equipment are made through vehicle service and industrial distributors who purchase the items from Snap-on and resell them to the end users. Products supplied by Bahco, under the Bahco, Fish and Hook, Sandflex, Pradines and Lindstrom brands and trade names, for example, are sold through distributors in Europe, North and South America, Asia and certain other parts of the world. Under-car and other vehicle service equipment, sold through distributors primarily under brands including John Bean and Hofmann, as well as hand tools under the Irimo, Palmera and Acesa brands, are differentiated from those products sold through the dealer, tech rep and direct sales channels. Sun-branded equipment is marketed through distributors in South America and Asia, and through both a direct sales force and distributors in Europe. In addition, through its J.H. Williams division, Snap-on manufactures specially designed products for Lowe's Companies Inc. under the Lowe's brand name, known as Kobalt(TM), which are marketed in more than 600 Lowe's outlets.

E-commerce

Snap-on's e-commerce development initiatives are expected to allow Snap-on to match the capabilities of the Internet with Snap-on's existing brand sales and distribution strengths and to reach new and under-served customer segments. During 2000, Snap-on launched its public Web site, www.snapon.com. The site features an online catalog containing more than 14,000 products, including Snap-on hand tools, power tools, tool storage units and diagnostic equipment available to consumers and professionals in the United States. A dealer sales portal was also introduced during 2000 that enhances the interaction and communications between Snap-on and its dealers. These initiatives, and other system enhancements under development, are designed to further leverage the one-on-one relationships and service Snap-on has with its current as well as prospective customers. Through the development of its business-to-business and business-to-consumer capabilities, Snap-on and its dealers will be enlarging communications with customers on a real-time, 24-hour, 7-days a week basis.

Competition

Snap-on competes on the basis of its product quality, service, brand awareness and technological innovation. While no one company competes with Snap-on across all of its product lines and distribution channels, various companies compete in one or more product categories and/or distribution channels.

Snap-on believes that it is a leading manufacturer and distributor of tools and equipment, offering the broadest line of these products to the vehicle service industry. The major competitors selling to professional technicians in the vehicle service and repair sector through the mobile van channel include MAC Tools (The Stanley Works) and Matco (Danaher Corporation). Snap-on also competes with companies that sell through non-mobile van distributors including Facom (Fimalac), Sears, Roebuck and Co., and The Stanley Works. In the industrial sector, major competitors include Armstrong (Danaher Corporation), Cooper Industries, Inc. and Proto (The Stanley Works). The major competitors selling diagnostics and shop equipment to shop owners in the vehicle service and repair sector include Corghi S.p.A., Facom (Fimalac), Hennessy (Danaher Corporation), Hunter Engineering, OTC and Robinair (SPX Corporation), and Pentair, Inc.

Raw Materials and Purchased Product

Snap-on's supply of raw materials (including primarily various grades and alloys of steel bars and sheets) and purchased components are readily available from numerous suppliers.

Approximately 84% of 2000 consolidated net sales consisted of products manufactured by Snap-on, while the remaining 16% consisted of products purchased from outside suppliers. No single supplier's products accounted for a material portion of 2000 consolidated net sales.

Patents and Trademarks

Snap-on vigorously pursues and relies on patent protection to protect its inventions and its position in its markets. As of December 30, 2000, Snap-on and its subsidiaries held 1,149 patents worldwide, with another 832 pending patent applications. No sales relating to any single patent represented a material portion of Snap-on's revenues in 2000.

Examples of products that have features or designs that benefit from patent protection include engine analyzers, serrated jaw open-end wrenches, wheel alignment systems, wheel balancers, sealed ratchets, electronic torque wrenches, ratcheting screwdrivers, emissions-sensing devices and air conditioning equipment.

Much of the technology used in the manufacturing of vehicle service tools and equipment is in the public domain. Snap-on relies primarily on trade secret protection to protect proprietary processes used in manufacturing. Methods and processes are patented when appropriate.

Trademarks used by Snap-on are of continuing importance to Snap-on in the marketplace. Trademarks have been registered in the United States and over 100 other countries, and additional applications for trademark registrations are pending. Snap-on vigorously polices proper use of its trademarks. Snap-on's right to manufacture and sell certain products is dependent upon licenses from others, however, these products do not represent a material portion of Snap-on's sales.

Working Capital

Because most of Snap-on's business is not seasonal and its inventory needs are relatively constant, no unusual working capital needs arise during the year.

Snap-on's use of working capital is discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition," on pages 23 and 24 of Snap-on's 2000 Annual Report and is incorporated herein by reference.

Snap-on does not depend on any single customer, small group of customers or government for any material part of its sales, and has no significant backlog of orders.

Environment

Snap-on complies with applicable environmental control requirements in its operations. Compliance has not had, and Snap-on does not for the foreseeable future expect it to have, a material effect upon Snap-on's capital expenditures, earnings or competitive position.

Employees

At the end of February 2001, Snap-on employed approximately 14,000 people, of whom approximately 40% are engaged in manufacturing activities.

Item 2: Properties

Snap-on maintains both leased and owned manufacturing, warehouse distribution and office facilities throughout the world. Snap-on believes that its facilities are well maintained and have adequate capacity to meet its present and foreseeable future demand. Snap-on's U.S. facilities occupy approximately 4.5 million square feet, of which 71% is owned. Snap-on's facilities outside the United States contain approximately 4.0 million square feet, of which 66% is owned. Included are Snap-on's owned corporate and general offices located in Pleasant Prairie and Kenosha, Wisconsin, respectively.

The following table provides information about each of Snap-on's principal manufacturing locations and distribution centers:

Location                        Type of property                Owned/Leased
--------                        ----------------                ------------

U.S. Locations:
Conway, Arkansas                Manufacturing                   Owned
City of Industry, California    Manufacturing                   Leased
Escondido, California           Manufacturing                   Owned

Poway, California               Distribution and manufacturing  Leased
San Jose, California            Manufacturing                   Leased
Columbus, Georgia               Distribution and manufacturing  Owned

Crystal Lake, Illinois          Distribution                    Owned
Mt. Carmel, Illinois            Manufacturing                   Owned
Algona, Iowa                    Manufacturing                   Owned

Location                        Type of property                Owned/Leased
--------                        ----------------                ------------

Sioux City, Iowa                Manufacturing                   Owned
Olive Branch, Mississippi       Distribution                    Leased and owned
Carson City, Nevada             Distribution                    Leased and owned

Murphy, North Carolina          Manufacturing                   Leased
Robesonia, Pennsylvania         Distribution                    Owned
Elizabethton, Tennessee         Manufacturing                   Owned

Johnson City, Tennessee         Manufacturing                   Owned
Baraboo, Wisconsin              Manufacturing                   Leased
East Troy, Wisconsin            Manufacturing                   Leased and owned

Elkhorn, Wisconsin              Manufacturing                   Owned
Kenosha, Wisconsin              Manufacturing                   Owned
Milwaukee, Wisconsin            Manufacturing                   Owned

Non-U.S. Locations:
Santo Tome, Argentina           Manufacturing                   Owned
Santa Barbara D'oeste, Brazil   Manufacturing                   Owned
Mississauga, Canada             Manufacturing                   Leased

Newmarket, Canada               Distribution and manufacturing  Owned
Kettering, England              Distribution                    Owned
Rotherham, England              Manufacturing                   Leased

King's Lynn, England            Distribution and manufacturing  Owned
Pfungstadt, Germany             Manufacturing                   Leased
Unterneukirchen, Germany        Manufacturing                   Leased

Wuppertal, Germany              Manufacturing                   Leased
Sopron, Hungary                 Manufacturing                   Owned
Correggio, Italy                Manufacturing                   Owned

Juarez, Mexico                  Manufacturing                   Leased
Helmond, the Netherlands        Distribution                    Owned
Veenendaal, the Netherlands     Distribution                    Leased

Vila do Conde, Portugal         Manufacturing                   Owned
Irun, Spain                     Manufacturing                   Owned
Urretxu, Spain                  Manufacturing                   Owned

Vitorio, Spain                  Distribution and manufacturing  Owned
Bollnas, Sweden                 Manufacturing                   Owned
Edsbyn, Sweden                  Manufacturing                   Owned

Enkoping, Sweden                Manufacturing                   Owned
Lidkoping, Sweden               Manufacturing                   Owned
Sandviken, Sweden               Distribution                    Leased

Item 3: Legal Proceedings

Snap-on is involved in a suit with SPX Corporation. Further information is described in Note 14 entitled "Commitments and Contingencies" on page 41 of Snap-on's 2000 Annual Report, which is incorporated herein by reference.

Item 4: Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of the shareholders during the fourth quarter of the fiscal year ending December 30, 2000.

Item 4.1: Executive Officers of the Registrant

The executive officers of Snap-on, their ages as of December 30, 2000, and their current titles and positions held during the last five years are listed below.

Robert A. Cornog (60) - Chairman, President and Chief Executive Officer since July 1991. A Director since 1982.

Frederick D. Hay (56) - Senior Vice President - Operations since October 1998. Senior Vice President - Transportation from February 1996 to October 1998. Prior to joining Snap-on, he was President of the Interior Systems and Components Division of UT Automotive, a business unit of United Technologies Corporation, from December 1989 to January 1996.

Donald S. Huml (54) - Senior Vice President - Finance and Chief Financial Officer since August 1994. Prior to joining Snap-on, he was Vice President and Chief Financial Officer of Saint-Gobain Corporation from December 1990 to August 1994.

Michael F. Montemurro (52) - Senior Vice President - Transportation since October 1998 and President - Worldwide Snap-on Dealer Group since November 2000. Senior Vice President - Financial Services and Administration from August 1994 to October 1998. Senior Vice President - Financial Services, Administration and Chief Financial Officer from April 1994 to August 1994. Senior Vice President - Finance and Chief Financial Officer from March 1990 to April 1994.

Neil T. Smith (46) - Controller since November 1997. Financial Controller from June 1997 to November 1997. Director of Financial Analysis and Planning from December 1994 to May 1997. Prior to joining Snap-on, he was Director of Finance for the Nielsen Marketing Research Division of Dun and Bradstreet Corporation from January 1991 to December 1994.

Susan F. Marrinan (52) - Vice President, Secretary and General Counsel since January 1992.

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

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

Snap-on has undertaken stock repurchases from time to time to prevent dilution created by shares issued for employee and dealer stock purchase plans, stock options and other corporate purposes, as well as to repurchase shares when market conditions are favorable. At its January 1999 meeting, the board of directors authorized the repurchase of up to $50 million of Snap-on's common stock. This action followed the board's authorization in 1998 to repurchase up to $100 million of common stock and its authorization in 1997 for the repurchase of up to $100 million of common stock. At the end of 2000, all of the 1999 authorization and a significant portion of the 1998 authorization, or $129 million in total, remained available. Snap-on repurchased 1,019,500 shares in 2000, following the repurchase of 492,800 shares in 1999, and 2,279,400 shares in 1998. Since 1995, Snap-on has repurchased 9,589,583 shares. In 2000, Snap-on's average common stock repurchase price was $29.93.

At December 30, 2000, Snap-on had 64,265,655 shares of common stock outstanding. This consists of 57,822,622 shares considered outstanding for purposes of computing earnings per share and an additional 6,443,033 shares held in a Grantor Stock Trust, which are considered outstanding for voting purposes but not for purposes of computing earnings per share.

Snap-on's stock is listed on the New York Stock Exchange under the ticker symbol SNA. As of December 30, 2000, there were 10,931 registered holders of Snap-on common stock.

Snap-on's common stock high and low prices for the last two years by quarter were as follows:

Common Stock High/Low Prices - Unaudited
(Amounts in dollars)

Quarter                     2000                           1999
---------          -----------------------         ----------------------
                     High          Low              High          Low
                   ----------    ---------         --------     ---------
First               $27.69        $20.88           $36.75        $28.06
Second              $30.31        $24.38           $37.44        $28.56
Third               $32.44        $21.81           $37.81        $30.75
Fourth              $28.50        $21.00           $32.50        $26.44

Additional information required by Item 5 is contained in the section entitled "Quarterly Financial Information" on page 44 of Snap-on's 2000 Annual Report and is incorporated herein by reference.

Item 6: Selected Financial Data

The information required by Item 6 is contained in the section entitled "Six-year Data" on page 45 of Snap-on's 2000 Annual Report and is incorporated herein by reference.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 17 through 26 of Snap-on's 2000 Annual Report and is incorporated herein by reference.

Item 7A: Qualitative and Quantitative Disclosures About Market Risk

The information required by Item 7A is contained in the section entitled "Value at Risk" on page 26 and in Note 9 entitled "Financial Instruments" on page 36 of Snap-on's 2000 Annual Report and is incorporated herein by reference.

Item 8: Financial Statements and Supplementary Data

Financial statements and supplementary data required by Item 8 is contained in Snap-on's 2000 Annual Report appearing in the sections entitled "Consolidated Statements of Earnings" on page 27, "Consolidated Balance Sheets" on page 28, "Consolidated Statements of Shareholders' Equity and Comprehensive Income" on page 29, "Consolidated Statements of Cash Flows" on page 30, "Notes to Consolidated Financial Statements" on pages 31 through 43, "Report of Independent Public Accountants" on page 46, and "Quarterly Financial Information" appearing on page 44, and is incorporated herein by reference.

Snap-on's 2000 earnings before cumulative effect of a change in accounting principle and related earnings per share by quarter were as follows:

Earnings - Unaudited
(Amounts in millions except per share data)

                  Earnings before         Earnings per         Earnings per
Quarter          Cumulative Effect       Share - Basic        Share - Diluted
----------      ---------------------    ---------------     ------------------
First                  $35.3                  $.60                 $.60
Second                 $45.7                  $.78                 $.78
Third                  $28.4                  $.48                 $.48
Fourth                 $13.7                  $.25                 $.24


Additionally, Snap-on's gross profit for the last two years by quarter was as follows:

Gross Profit* - Unaudited
(Amounts in millions)

Quarter                     2000            1999
-------------            ------------    ------------
First                      $248.9          $218.9
Second                     $264.8          $225.3
Third                      $233.0          $218.4
Fourth                     $250.1          $233.6

*Gross Profit equals net sales less cost of goods sold.


Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10: Directors and Executive Officers of the Registrant

The identification of Snap-on's directors as required by Item 10 is contained in Snap-on's Proxy Statement, dated March 16, 2001, in the section entitled "Proposal One: Election of Directors" on page 4 and in the section entitled "Board of Directors-Directors Not Standing for Election" on page 5, and is incorporated herein by reference.

With respect to information about Snap-on's executive officers, see Item 4.1, "Executive Officers of the Registrant," at the end of Part I of this report.

The disclosure concerning Section 16(a) filing compliance pursuant to Item 405 of Regulation S-K is contained in Snap-on's Proxy Statement, dated March 16, 2001, in the section entitled "Other Information" on pages 19 and 20, and is incorporated herein by reference.

Item 11: Executive Compensation

The information required by Item 11 is contained in Snap-on's Proxy Statement, dated March 16, 2001, in the section entitled "Executive Compensation" on pages 15 through 18 and in the section entitled "Other Information" on pages 19 and 20, and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is contained in Snap-on's Proxy Statement, dated March 16, 2001, in the section entitled "Security Ownership of Management and Certain Beneficial Owners" contained on pages 8 and 9, and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

None.

PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14(a):  Document List

1.  List of Financial Statements

The following consolidated financial statements of Snap-on and the Report of Independent Public Accountants thereon, contained on pages 27 through 43 and on page 46 of Snap-on's 2000 Annual Report to its shareholders for the year ended December 30, 2000, are incorporated by reference in Item 8 of this report:

Consolidated Statements of Earnings for the years ended December 30, 2000, January 1, 2000, and January 2, 1999.

Consolidated Balance Sheets as of December 30, 2000, and January 1, 2000.

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 30, 2000, January 1, 2000, and January 2, 1999.

Consolidated Statements of Cash Flows for the years ended December 30, 2000, January 1, 2000, and January 2, 1999.

Notes to Consolidated Financial Statements.

Report of Independent Public Accountants.

2.  Financial Statement Schedules

The following consolidated financial statement schedules of Snap-on are included in Item 14(d) as a separate section of this report:

Schedule II Valuation and Qualifying Accounts and Reserves - page 21 herein.

Report of Independent Public Accountants on Financial Statement Schedule - page 22 herein.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable and, therefore, have been omitted, or are included in Snap-on's 2000 Annual Report in the Notes to Consolidated Financial Statements for the years ended December 30, 2000, January 1, 2000, and January 2, 1999, which are incorporated by reference in Item 8 of this report.

3.  List of Exhibits

The exhibits filed with or incorporated by reference in this report are as specified in the exhibit index under Item 14(c) - pages 18 through 20 herein.

Item 14(b):  Reports on Form 8-K

There were no matters reported on Form 8-K during or subsequent to the fourth quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, Snap-on has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SNAP-ON INCORPORATED

By: /s/ R. A. Cornog                                        Date: March 19, 2001
    -------------------------------------------------             --------------
    R. A. Cornog, Chairman of the Board of Directors,
    President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Snap-on and in the capacities as indicated.



    /s/ R. A. Cornog                                        Date: March 19, 2001
    -------------------------------------------------             --------------
    R. A. Cornog, Chairman of the Board of Directors,
    President and Chief Executive Officer



    /s/ D. S. Huml                                          Date: March 19, 2001
    -------------------------------------------------             --------------
    D. S. Huml, Principal Financial Officer,
    and Senior Vice President - Finance



    /s/ N. T. Smith                                         Date: March 19, 2001
    -------------------------------------------------             --------------
    N. T. Smith, Principal Accounting Officer,
    and Controller

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Snap-on and in the capacities as indicated.


By:   /s/ B. M. Beronja                                     Date: March 19, 2001
      -----------------------------------------------             --------------
      B. M. Beronja, Director



By:   /s/ B. S. Chelberg                                    Date: March 19, 2001
      -----------------------------------------------             --------------
      B. S. Chelberg, Director



By:   /s/ R. J. Decyk                                       Date: March 19, 2001
      -----------------------------------------------             --------------
      R. J. Decyk, Director



By:    /s/ L. A. Hadley                                     Date: March 19, 2001
      -----------------------------------------------             --------------
      L. A. Hadley, Director



By:   /s/ A. L. Kelly                                       Date: March 19, 2001
      -----------------------------------------------             --------------
      A. L. Kelly, Director



By:   /s/ G. W. Mead                                        Date: March 19, 2001
      -----------------------------------------------             --------------
      G. W. Mead, Director



By:   /s/ J. D. Michaels                                    Date: March 19, 2001
      -----------------------------------------------             --------------
      J. D. Michaels, Director



By:   /s/ F. S. Ptak                                        Date: March 19, 2001
      -----------------------------------------------             --------------
      F. S. Ptak, Director



By:   /s/ E. H. Rensi                                       Date: March 19, 2001
      -----------------------------------------------             --------------
      E. H. Rensi, Director



By:   /s/ R. F. Teerlink                                    Date: March 19, 2001
      -----------------------------------------------             --------------
      R. F. Teerlink, Director

                                  EXHIBIT INDEX

Item 14(c):  Exhibits
---------------------

(2) (a) Share Purchase Agreement between CTT Cutting Tool Technology B.V. and Snap-on Incorporated ("the Corporation") dated as of April 16, 1999 (incorporated by reference to Exhibit 2(a) to Snap-on's report on Form 8-K dated September 30, 1999 (Commission File No. 1-7724))

     (b) Amendment Agreement #1 to Share Purchase Agreement between CTT Cutting Tool Technology B.V. and the Corporation dated as of September 30, 1999 (incorporated by reference to Exhibit 2(a) to Snap-on's report on Form 8-K dated September 30, 1999 (Commission File No. 1-7724))

(3) (a) Restated Certificate of Incorporation of the Corporation as amended through April 25, 1997 (incorporated by reference to Exhibit 3(a) to Snap-on's Annual Report on Form 10-K for the fiscal year ended January 2, 1998 (Commission File No. 1-7724))

     (b) Bylaws of the Corporation, effective as of January 26, 1996 (incorporated by reference to Exhibit 3(b) to Snap-on's Annual Report on Form 10-K for the fiscal year ended December 30, 1996 (Commission File No. 1-7724))

(4) (a) Rights Agreement between the Corporation and First Chicago Trust Company of New York, effective as of August 22, 1997 (incorporated by reference to Snap-on's Form 8-A12B dated October 17, 1997 (Commission File No. 1-7724))

     Snap-on and its subsidiaries have no long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of December 30, 2000. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

(10) Material Contracts

     (a) Amended and Restated Snap-on Incorporated 1986 Incentive Stock Program (incorporated by reference to Exhibit 10(a) of Snap-on's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (Commission File No. 1-7724))*

     (b) Form of Restated Senior Officer Agreement between the Corporation and each of Robert A. Cornog, Frederick D. Hay, Donald S. Huml and Michael
          F. Montemurro (incorporated by reference to Exhibit 10(b) to Snap-on's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (Commission File No. 1-7724))*

     (c) Form of Restated Executive Agreement between the Corporation and each of Alan T. Biland, Sharon M. Brady, Richard V. Caskey, Jeffrey N. Eggert, Dale F. Elliott, Gary S. Henning, Nicholas L. Loffredo, Denis
          J. Loverine, Susan F. Marrinan and Neil T. Smith (incorporated by reference to Exhibit 10(b) to Snap-on's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (Commission File No. 1-7724))*

     (d) Deferred Compensation Waiver and Insurance Benefit Agreement between the Corporation and Robert A. Cornog dated January 30, 1998 (incorporated by reference to Exhibit 10(d) to Snap-on's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (Commission File No. 1-7724))*

     (e) Deferred Compensation Waiver and Insurance Benefit Agreement between the Corporation and Branko M. Beronja dated December 21, 1998 (incorporated by reference to Exhibit 10(e) to Snap-on's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (Commission File No. 1-7724))*

     (f) Deferred Compensation Waiver and Insurance Benefit Agreement between the Corporation and Frederick D. Hay dated September 27, 1999 (incorporated by reference to Exhibit 10(f) to Snap-on's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (Commission File No. 1-7724))*

     (g) Form of Indemnification Agreement between the Corporation and each of the Directors, Frederick D. Hay, Donald S. Huml, Susan F. Marrinan and Michael F. Montemurro effective October 24, 1997 (incorporated by reference to Exhibit 3(a) to Snap-on's Annual Report on Form 10-K for the fiscal year ended January 2, 1998 (Commission File No. 1-7724))*

     (h) Amended and Restated Snap-on Incorporated Directors' 1993 Fee Plan (incorporated by reference to Exhibit 10(h) to Snap-on's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (Commission File No. 1-7724))*

     (i) Snap-on Incorporated Deferred Compensation Plan (as amended through January 28, 2000)*#

     (j) Snap-on Incorporated Supplemental Retirement Plan for Officers (incorporated by reference to Exhibit 10(j) to Snap-on's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (Commission File No. 1-7724))*

     (k) Amended and Restated Benefit Trust Agreement between the Corporation and The Northern Trust Company, dated as of July 2, 1998 and amended and restated as of March 17, 2000 (incorporated by reference to Snap-on's Form 8-K dated March 17, 2000 (Commission File No. 1-7724))

     (l) Form of Deferred Award Agreement between the Corporation and each of Robert A. Cornog, Alan T. Biland, Dale F. Elliott, Gary S. Henning, Frederick D. Hay, Donald S. Huml, Michael F. Montemurro and Susan F. Marrinan, dated March 1, 1999 and Form of Restricted Stock Agreement between the Corporation and David E. Cox, dated March 1, 1999 (incorporated by reference to Exhibit 10(l) to Snap-on's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (Commission File No. 1-7724))*

     (m) Five-year Credit Agreement between the Corporation and Salomon Smith Barney Inc., Banc One Capital Markets Inc. and the First National Bank of Chicago (incorporated by reference to Exhibit 10(a) to Snap-on's report on Form 10-Q for the quarterly period ended October 2, 1999 (Commission File No. 1-7724))

     (n) 364-Day Credit Agreement between the Corporation and Salomon Smith Barney Inc., Banc One Capital Markets Inc. and the First National Bank of Chicago (incorporated by reference to Exhibit 10(a) to Snap-on's report on Form 10-Q for the quarterly period ended October 2, 1999 (Commission File No. 1-7724))

     (o) Amended and Restated 364-Day Credit Agreement between the Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., Citibank, N.A. and Banc One, N.A.#

     (p) Amended and Restated Five Year Credit Agreement between the Corporation and Salomon Smith Barney Inc., Banc One Capital Markets Inc., Citibank, N.A. and Banc One, N.A.#

     (q) Agreement between Branko M. Beronja and the Corporation regarding various subsidiary director assignments and special project fees for 2000 and 2001*#

     (r) Retention and Recognition Agreement between Robert A. Cornog and the Corporation*#

     (s)  Form of Severance Agreement between Donald S. Huml and the
          Corporation*#

     (t)  Form of Severance Agreements between the Corporation and each of Alan
          T. Biland, Sharon M. Brady, Dale F. Elliott, Frederick D. Hay, Nicholas L. Loffredo, Susan F. Marrinan and Michael F. Montemurro dated October 27, 2000*#

     (u) Form of Amendment to Deferred Compensation Waiver and Insurance Benefit Agreement between the Corporation and each of Robert A. Cornog, Branko M. Beronja and Fredrick D. Hay*#

     (v) Form of Split-Dollar Insurance Plan Agreement between the Corporation and each of Robert A. Cornog, Branko M. Beronja, Dale F. Elliot, Fredrick D. Hay, Donald S. Huml, Susan F. Marrinan and Michael F. Montemurro*#

     (w) Form of Amendment to Split-Dollar Insurance Plan Agreement between the Corporation and each of Robert A. Cornog, Branko M. Beronja, Dale F. Elliot, Fredrick D. Hay, Donald S. Huml, Susan F. Marrinan and Michael
          F. Montemurro*#


(12) Computation of Ratio of Earnings to Fixed Charges#

(13) The following portions of Snap-on's Annual Report to Shareholders, which are incorporated by reference in this Form 10-K, are filed as Exhibit 13:
     Management's Discussion and Analysis of Results of Operations and Financial Condition, Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Shareholders' Equity and Comprehensive Income, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements, Quarterly Financial Information, Six-year Data, Management's Responsibility for Financial Reporting and Report of Independent Public Accountants.#

(18) Letter regarding change in accounting principles for pensions#

(21) Subsidiaries of the Corporation#

(23) Consent of Independent Public Accountants#



# Filed herewith.
* Denotes management contract or compensatory plan or arrangement.

                                                    Item 14(d): Schedules

                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                    (Amounts in millions)

                                           Balance at
                                            Beginning                                                              Balance at
Description                                  of Year        Expenses        Deductions (1)      Other - Net        End of Year
------------------------                   ------------    ------------    -----------------   ---------------    -------------

Allowance for doubtful accounts:

Year ended
December 30, 2000                              $27.8           $27.9              $(14.8)            $  -            $40.9

Year ended
January 1, 2000                                $29.2           $21.1              $(15.0)            $(7.5)*         $27.8

Year ended
January 2, 1999                                $20.6           $25.0              $(18.5)            $ 2.1           $29.2


(1) This amount represents write-offs of bad debts.

* Includes a $9.5 million reduction due to the sale of receivables to CIT.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Snap-on Incorporated's ("Snap-on") Annual Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on page 21 is the responsibility of Snap-on's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                      /s/ Arthur Andersen LLP

                                      ARTHUR ANDERSEN LLP

Chicago, Illinois
January 31, 2001