Form 10-Q
period 2001-03-31
SNAP ON INC
filed 2001-05-10
CIK 91440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended March 31, 2001

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

           Class                                   Outstanding at April 28, 2001
--------------------------                         -----------------------------
Common stock, $1 par value                                57,798,503 shares

                              SNAP-ON INCORPORATED

                                      INDEX

                                                                        Page

Part I.    Financial Information

              Consolidated Statements of Earnings -
              Thirteen Weeks Ended
              March 31, 2001 and April 1, 2000                             3

              Consolidated Balance Sheets -
              March 31, 2001 and December 30, 2000                       4-5

              Consolidated Statements of Cash Flows -
              Thirteen Weeks Ended
              March 31, 2001 and April 1, 2000                             6

              Notes to Consolidated Financial Statements                7-11

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations            12-17

Part II.   Other Information                                              18

                          PART I. FINANCIAL INFORMATION
                          Item 1: Financial Statements

                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (Amounts in millions except per share data)
                                   (Unaudited)


                                                      Thirteen Weeks Ended
                                                    -------------------------
                                                    March 31,       April 1,
                                                       2001           2000
                                                    ---------       --------

Net sales                                           $  527.4        $  544.3
Cost of goods sold                                    (283.7)         (295.4)
Operating expenses                                    (202.5)         (195.3)
Net finance income                                      12.1            11.7
Restructuring and other non-recurring
 charges                                                   -             (.4)
Interest expense                                        (8.9)          (10.3)
Other income (expense) - net                             1.9             1.1
                                                    --------        --------
Earnings from continuing operations
 before income taxes                                    46.3            55.7
Income taxes on earnings from continuing
 operations                                             16.9            20.4
                                                    --------        --------
Earnings before cumulative effect of a change
 in accounting principle                                29.4            35.3
Cumulative effect of a change in accounting
 principle for derivatives in 2001 (net of tax
 of $1.6 million), and for pensions in 2000
 (net of tax of $15.9 million)                          (2.5)           25.4
                                                    --------        --------
Net earnings                                        $   26.9        $   60.7
                                                    ========        ========

Net earnings per share - basic and diluted:
Earnings before cumulative effect of a change
 in accounting principle                            $    .51        $    .60
Cumulative effect of a change in accounting
  principle, net of tax                                 (.05)            .43
                                                    --------        --------
Net earnings per share                              $    .46        $   1.03
                                                    ========        ========

Weighted-average shares outstanding:
  Basic                                                 57.8            58.5
  Effect of dilutive options                              .4              .2
                                                    --------        --------
  Diluted                                               58.2            58.7
                                                    ========        ========

Dividends declared per common share                 $    .24        $    .23
                                                    ========        ========



                 See Notes to Consolidated Financial Statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                     (Amounts in millions except share data)


                                                    March 31,      December 30,
                                                      2001             2000
                                                    ---------      ------------
                                                   (Unaudited)

ASSETS
  Current Assets
    Cash and cash equivalents                       $     4.8       $     6.1

    Accounts receivable - net of allowances             631.0           644.5

    Inventories
      Finished stock                                    393.6           386.0
      Work in process                                    45.3            45.1
      Raw materials                                      84.5            79.7
      Excess of current cost over LIFO cost             (93.1)          (91.9)
                                                    ---------       ---------
      Total inventory                                   430.3           418.9

    Prepaid expenses and other assets                   123.5           116.9
                                                    ---------       ---------
      Total current assets                            1,189.6         1,186.4

  Property and equipment
    Land                                                 23.5            24.3
    Buildings and improvements                          201.0           204.8
    Machinery and equipment                             477.5           477.2
                                                    ---------       ---------
                                                        702.0           706.3
    Accumulated depreciation                           (369.8)         (361.2)
                                                    ---------       ---------
      Property and equipment - net                      332.2           345.1

  Deferred income tax benefits                           33.2            33.0
  Intangibles - net                                     405.8           424.6
  Other assets                                           68.0            61.3
                                                    ---------       ---------

        Total assets                                $ 2,028.8       $ 2,050.4
                                                    =========       =========



               See Notes to Consolidated Financial Statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                     (Amounts in millions except share data)


                                                    March 31,      December 30,
                                                      2001             2000
                                                    ---------      ------------
                                                   (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                $   169.8       $   161.0
    Notes payable and current maturities
     of long-term debt                                   70.9            70.3
    Accrued compensation                                 40.9            56.3
    Dealer deposits                                      40.5            39.8
    Deferred subscription revenue                        46.9            44.9
    Other accrued liabilities                           159.9           165.7
                                                    ---------       ---------
       Total current liabilities                        528.9           538.0

  Long-term debt                                        475.9           473.0
  Deferred income taxes                                  23.3            24.7
  Retiree health care benefits                           93.1            92.2
  Pension liability                                      36.6            41.4
  Other long-term liabilities                            37.3            37.1
                                                    ---------       ---------
       Total liabilities                              1,195.1         1,206.4
                                                    ---------       ---------

SHAREHOLDERS' EQUITY
  Preferred stock - authorized 15,000,000
   shares of $1 par value; none outstanding                 -               -
  Common stock - authorized 250,000,000
   shares of $1 par value; issued 66,801,354
   and 66,789,090 shares                                 66.8            66.8
  Additional paid-in capital                             79.6            71.6
  Retained earnings                                   1,064.3         1,051.3
  Accumulated other comprehensive income (loss)        (108.9)          (87.2)
  Grantor stock trust at fair market value -
   6,405,950 and 6,443,033 shares                      (186.6)         (179.6)
  Treasury stock at cost - 2,613,435 and
   2,523,435 shares                                     (81.5)          (78.9)
                                                    ---------       ---------
       Total shareholders' equity                       833.7           844.0
                                                    ---------       ---------

       Total liabilities and shareholders'
        equity                                      $ 2,028.8       $ 2,050.4
                                                    =========       =========



                 See Notes to Consolidated Financial Statements.

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in millions)
                                   (Unaudited)

                                                         Thirteen Weeks Ended
                                                       ------------------------
                                                       March 31,       April 1,
                                                         2001            2000
                                                       ---------       --------
OPERATING ACTIVITIES
  Net earnings                                          $   26.9       $   60.7
  Adjustments to reconcile net earnings to net cash
   provided (used) by operating activities:
    Cumulative effect of a change in accounting
     principle (net of tax) for derivatives in 2001
     and for pensions in 2000                                2.5          (25.4)
    Depreciation                                            13.3           13.0
    Amortization of intangibles                              4.4            4.4
    Deferred income tax provision                            4.6            2.4
    Gain on sale of assets                                   (.4)             -
    Mark-to-market on cash flow hedges, net of tax          (1.0)             -
    Restructuring and other non-recurring charges,
     net of tax                                                -             .2
  Changes in operating assets and liabilities,
   net of effects of acquisitions:
    (Increase) decrease in receivables                       4.4          (26.3)
    (Increase) decrease in inventories                     (23.5)          (5.9)
    (Increase) decrease in prepaid and other assets        (17.3)         (13.0)
    Increase (decrease) in accounts payable                 15.5          (17.4)
    Increase (decrease) in accruals and other
     liabilities                                           (18.5)           1.5
                                                        --------       --------
  Net cash provided (used) by operating activities          10.9           (5.8)

INVESTING ACTIVITIES
    Capital expenditures                                   (10.3)          (9.5)
    Acquisitions of businesses - net of cash
     acquired                                                (.9)          (1.1)
    Disposal of property and equipment                       3.0            1.5
                                                        --------       --------
  Net cash used in investing activities                     (8.2)          (9.1)

FINANCING ACTIVITIES
    Payment of long-term debt                               (2.1)             -
    Increase in long-term debt                                .5            3.2
    Increase (decrease) in short-term borrowings -
     net                                                    13.5           22.0
    Purchase of treasury stock                              (2.7)             -
    Proceeds from stock purchase and option plans            1.1             .5
    Cash dividends paid                                    (13.9)         (13.5)
                                                        --------       --------
  Net cash provided by (used in) financing
   activities                                               (3.6)          12.2

Effect of exchange rate changes on cash                      (.4)             -
                                                        --------       --------

Increase (decrease) in cash and cash equivalents            (1.3)          (2.7)

Cash and cash equivalents at beginning of period             6.1           17.6
                                                        --------       --------

Cash and cash equivalents at end of period              $    4.8       $   14.9
                                                        ========       ========

Supplemental cash flow disclosures:
    Cash paid for interest                              $    7.2       $    8.7
    Cash paid for income taxes                          $    1.6       $    1.6


                 See Notes to Consolidated Financial Statements.

                              SNAP-ON INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. This report should be read in conjunction with the consolidated financial statements and related notes included in Snap-on Incorporated's ("Snap-on") Annual Report on Form 10-K for the year ended December 30, 2000.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments and adjustments related to restructuring and other non-recurring charges) necessary to a fair statement of financial condition and results of operations for the thirteen weeks ended March 31, 2001, have been made. Management also believes that the results of operations for the thirteen weeks ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

     During the fourth quarter of 2000, Snap-on recorded a pre-tax gain of $41.3 million ($25.4 million after tax) for the cumulative effect of a change in accounting principle for pensions that was retroactive to the first quarter of 2000. Previously reported first quarter 2000 results have been restated for both the cumulative effect and for a reduction in periodic pension expense of $2.4 million pretax ($1.5 million after tax) as a result of this change in accounting for pensions. Certain other prior-year amounts have been reclassified to conform with the current-year presentation.

2. On December 31, 2000, the beginning of Snap-on's 2001 fiscal year, Snap-on adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. These standards require that all derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income (loss), depending on the type of hedged transaction and whether the derivative is designated and effective as part of a hedged transaction. Gains or losses on derivative instruments reported in other comprehensive income (loss) must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period.

     In accordance with the provisions of SFAS No. 133, Snap-on recorded a transition adjustment upon adoption to recognize its derivative instruments at fair value, and to recognize the difference between the carrying values and fair values of related hedged assets and liabilities. The effect of this transition adjustment was to decrease reported net income in the quarter by $2.5 million related to a hedge strategy that did not qualify for hedge accounting under SFAS No. 133. Snap-on also recorded a transition adjustment of $1.2 million, after tax, in accumulated other comprehensive income (loss) to recognize previously deferred net gains on derivatives designated as cash flow hedges that qualify for hedge accounting under SFAS No. 133.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Snap-on uses derivative instruments to manage well-defined interest rate and foreign currency exposures. Snap-on does not use derivative instruments for trading purposes. The criteria used to determine if hedge accounting treatment is appropriate are (i) the designation of the hedge to an underlying exposure, (ii) whether or not overall risk is being reduced, and
     (iii) if there is a correlation between the value of the derivative instrument and the underlying obligation. Upon adoption of the new derivative accounting requirements, on the date a derivative contract is entered into, Snap-on designates the derivative as either a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a natural hedging instrument whose change in fair value is recognized as an economic hedge against changes in the values of the hedged item.

     Foreign Currency Derivative Instruments: Snap-on has operations in a number of countries and has intercompany transactions among them and, as a result, is exposed to changes in foreign currency exchange rates. Snap-on manages most of these exposures on a consolidated basis, which allows for netting of certain exposures to take advantage of any natural offsets. To the extent the net exposures are hedged, forward exchange contracts are used. Gains and/or losses on these foreign currency hedges are intended to offset losses and/or gains on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. At March 31, 2001, Snap-on had net outstanding foreign exchange forward contracts totaling $168.3 million comprised of $64.2 million in euros, $54.7 million in British pounds, $27.9 million in Canadian dollars, $13.6 million in Swedish krona and $7.9 million in other currencies.

     Snap-on's forward exchange contracts are accounted for as cash flow hedges of foreign-denominated intercompany payables or receivables where the effective portion of the changes in fair value of the derivative is recorded in other comprehensive income (loss). When the hedged item is realized in income, the gain or loss included in accumulated other comprehensive income (loss) is reclassified to income in the same financial statement caption as the hedged item. In addition, both the fair value changes excluded from Snap-on's effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in earnings as foreign exchange gain or loss, which is included in other income (expense) when applicable. Forward points on forward exchange contracts are recognized as interest expense.

     Non-Derivative Instruments Designated in Hedging Relationships: Snap-on uses non-U.S. dollar financing transactions as net investment hedges of long-term investments in the corresponding foreign currency. Hedges that meet the effectiveness requirements are accounted for under net investment hedging rules. The effective portion of the fair value of derivatives used as a net investment hedge of a foreign operation is recorded in accumulated other comprehensive income (loss) as a cumulative translation adjustment. The ineffective portion of the change in the fair value of a derivative or non-derivative instrument designated as a net investment hedge is recorded in earnings as foreign exchange gain or loss, which is included in other income (expense) when applicable. At March 31, 2001, net gains of $6.0 million arising from effective hedges of net investments have been reflected in the cumulative translation adjustment account as a component of accumulated other comprehensive income (loss).

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates, specifically the future issuance of commercial paper. Snap-on has interest rate swap agreements in place that effectively exchange floating rate payments for fixed rate payments. Interest rate swap agreements are accounted for as cash flow hedges. The differentials paid or received on interest rate swap agreements are accrued and recognized as adjustments to interest expense. The effective portion of the change in fair value of the derivative is recorded in other comprehensive income
     (loss), while any ineffective portion is recorded as an adjustment to interest expense. The notional amount of interest rate swaps was $25.0 million at March 31, 2001.

     For all derivatives qualifying for hedge accounting under SFAS No. 133, the net accumulated derivative loss at March 31, 2001, was $1.0 million, after tax, and is reflected in accumulated other comprehensive income (loss) on the balance sheet. During the quarter ended March 31, 2001, $1.7 million of accumulated net derivative gains were recognized that related to forecasted transactions no longer considered probable of occurrence due to certain changes in Snap-on's funding strategy. At March 31, 2001, the maximum maturity date of any cash flow hedge is approximately four years. During the next twelve months, Snap-on expects to reclassify into earnings net losses from accumulated other comprehensive income (loss) of approximately $0.3 million, after tax, at the time the underlying hedged transactions are realized.

     During the first quarter ended March 31, 2001, cash flow hedge ineffectiveness was not material. Furthermore, there were no derivative losses excluded from the assessment of effectiveness recorded in earnings.

3. Basic and diluted earnings per share were computed by dividing net earnings by the corresponding weighted-average common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method.

4. Total comprehensive income for the thirteen-week periods ended March 31, 2001, and April 1, 2000, was as follows:

                                                        March 31,      April 1,
     (Amounts in millions)                                2001           2000
                                                        ---------      --------

     Net earnings                                       $   26.9       $   60.7
     Foreign currency translation                          (20.8)          (2.9)
     Change in fair value of derivative
       instruments, net of tax                              (1.0)             -
                                                        --------       --------
     Total comprehensive income                         $    5.1       $   57.8
                                                        ========       ========

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. In April 1996, Snap-on filed a complaint against SPX Corporation ("SPX") alleging infringement of Snap-on's patents and asserting claims relating to SPX's hiring of the former president of Sun Electric, a subsidiary of Snap-on. SPX filed a counterclaim, alleging infringement of certain SPX patents. Upon Snap-on's request for re-examination, the U.S. Patent and Trademark Office initially rejected SPX's patents as invalid, but reconfirmed them. Following the conclusion of discovery, the parties will engage in an arbitration scheduled for the fall of 2001. The parties' claims could involve multiple millions of dollars; however, it is not possible at this time to assess the outcome of any of the claims.

     Snap-on is involved in various legal matters that are being defended and handled in the ordinary course of business and Snap-on maintains accruals for such costs. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on Snap-on's financial statements.

6. Snap-on has two reportable segments: the Snap-on Dealer Group and the Commercial and Industrial Group. These segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. The Snap-on Dealer Group consists of Snap-on's business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations serving the worldwide non-dealer tool and equipment products businesses. These two segments derive revenues primarily from the sale of tools and equipment.

     Snap-on evaluates the performance of its operating segments based on segment net sales and operating earnings. Snap-on defines operating earnings for segment reporting purposes as Net Sales, less Cost of Goods Sold and Operating Expenses, excluding restructuring and non-recurring charges. Snap-on accounts for intersegment sales and transfers based primarily on standard costs established between the segments. Snap-on allocates shared service expenses to those segments that utilize the services based on their percentage of revenues from external sources.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial data by segment:
                                                        Thirteen Weeks Ended
                                                      ------------------------
                                                      March 31,       April 1,
(Amounts in millions)                                   2001            2000
                                                      ---------       --------

Net sales from external customers:
Snap-on Dealer Group                                  $   256.4      $   264.3
Commercial and Industrial Group                           271.0          280.0
                                                      ---------      ---------
Total net sales                                       $   527.4      $   544.3
                                                      =========      =========

Intersegment sales:
Snap-on Dealer Group                                  $     -        $       -
Commercial and Industrial Group                            92.9           90.7
                                                      ---------      ---------
Total intersegment sales                                   92.9           90.7
Elimination of intersegment sales                         (92.9)         (90.7)
                                                      ---------      ---------
Total consolidated intersegment sales                 $       -      $       -
                                                      =========      =========

Earnings:
Snap-on Dealer Group                                  $    27.9      $    33.9
Commercial and Industrial Group                            13.3           19.7
                                                      ---------      ---------
Segment operating earnings                                 41.2           53.6
Net finance income                                         12.1           11.7
Restructuring and other non-recurring charges               -              (.4)
Interest expense                                           (8.9)         (10.3)
Other income (expense) - net                                1.9            1.1
                                                      ---------      ---------
Total pre-tax earnings from continuing operations     $    46.3      $    55.7
                                                      =========      =========


                                                                As of
                                                      --------------------------
                                                      March 31,     December 30,
                                                        2001            2000
                                                      ---------     ------------

Assets:
Snap-on Dealer Group                                  $   812.1      $   796.0
Commercial and Industrial Group                         1,169.4        1,210.8
                                                      ---------      ---------
Total from reportable segments                          1,981.5        2,006.8
Financial Services                                         99.1           96.2
Elimination of intersegment receivables                   (51.8)         (52.6)
                                                      ---------      ---------
Total assets                                          $ 2,028.8      $ 2,050.4
                                                      =========      =========

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated
------------

Net sales were $527.4 million for the first quarter of 2001, as compared to $544.3 million in the prior-year period. The decrease in net sales resulted from unfavorable currency translations and lower equipment sales that more than offset modest volume improvements in the U.S. dealer and industrial sales operations. Excluding the negative 3% impact from currency translation, organic sales growth was flat in the first quarter of 2001, reflecting softer market conditions. Snap-on defines organic sales growth as the change in year-over-year base sales volumes, excluding the impact of acquisitions, divestitures and currency translation.

Net earnings for the first quarter of 2001 were $29.4 million or $.51 per diluted share, compared with $35.3 million or $.60 per diluted share in 2000, excluding the cumulative effect of a change in accounting principle in both years. The quarter-over-quarter decrease in earnings is primarily due to lower sales and higher operating expenses as a result of unfavorable operating leverage from lower sales, coupled with higher training and recruiting costs associated with Snap-on's "More Feet on the Street" initiative and higher energy-driven costs.

First quarter 2001 reported net earnings were $26.9 million or $.46 per diluted share, compared with $60.7 million, or $1.03 per diluted share in 2000. Snap-on's net earnings for the first quarter of 2001 included a net charge of $2.5 million, or $.05 per share, for the cumulative effect of an accounting change associated with Snap-on's adoption, on December 31, 2001, of Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." Net earnings for the first quarter of 2000 included a net gain of $25.4 million, or $.43 per diluted share, for the cumulative effect of a change in accounting principle for pensions. This change occurred during the fourth quarter of 2000 and was retroactive to the first quarter of 2000. Previously reported first quarter 2000 results have been restated for both the cumulative effect and for a reduction in periodic pension expense of $2.4 million pretax ($1.5 million after tax) as a result of this change in accounting for pensions.

Gross profit for the first quarter of 2001 was $243.7 million, down 2.1% from $248.9 million in the prior-year period. As a percentage of sales, gross profit margin improved to 46.2% compared with 45.7% in the prior-year period. This increase reflects improved profitability at Bahco and other European operations, as well as benefits from cost controls and ongoing continuous improvement efforts in North American manufacturing operations. These improvements were partially offset by the margin erosion effect of having sourcing platforms principally in strong currency countries, higher energy costs and lower production utilization as a result of inventory reduction initiatives.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating expenses for the first quarter of 2001 were $202.5 million or 38.4% of sales, as compared to $195.3 million, or 35.9% of sales in the prior-year period. The increase in operating expenses primarily reflects the unfavorable operating leverage from lower sales volumes coupled with higher energy-driven freight costs, increased training, development and recruitment costs related to the acceleration of the More Feet on the Street program, and higher new product development costs.

Segment Results
---------------

Snap-on Dealer Group

In the worldwide Snap-on Dealer Group segment, sales for the first quarter of 2001 decreased 3.0% over the prior-year period to $256.4 million, reflecting the negative impact of currency translation and a slight volume decline in non-U.S. dealer operations, partially offset by modest increases in U.S. dealer sales. In dollar terms, European dealer sales decreased 9%, while Japan and Australia sales declined 12%. Excluding currency translation effects, worldwide organic sales decreased 1% in the first quarter of 2001, compared to the first quarter of 2000. In the quarter, 72 net new dealers were added in the United States as part of Snap-on's More Feet on the Street initiative designed to provide new opportunities for dealers through second van options and to increase the dealer base.

Segment earnings decreased 17.7% to $27.9 million in the first quarter of 2001, as compared to the prior-year period. The decline in segment earnings was primarily a result of foreign currency effects of having non-U.S. dealer operations supplied by U.S. manufacturing facilities, as well as higher training and recruiting costs related to the expansion of the dealer base.

Commercial and Industrial Group

In the Commercial and Industrial Group segment, sales for the first quarter decreased 3.2% over the prior-year period to $271.0 million, reflecting the unfavorable impact of currency translation and continued softness in the diagnostics and equipment market. Excluding currency translation effects, organic sales increased 1%. Sales at Bahco increased slightly in local currencies in the quarter, and industrial sales were up compared with a weak period a year ago. Equipment sales to new-vehicle dealerships under facilitation agreements also grew slightly year over year.

Segment earnings in the Commercial and Industrial Group decreased 32.4% to $13.3 million in the first quarter of 2001, as compared to the prior-year period. The decline in segment earnings was primarily a result of higher energy-driven costs, investment in new product development and unfavorable operating leverage from lower sales. Ongoing streamlining benefits at manufacturing facilities, along with an improved operating margin at Bahco, had a positive impact on segment earnings.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other
-----

Net finance income was $12.1 million in the first quarter of 2001, as compared with $11.7 million in the prior-year period. The increase in net finance income is largely a result of growth in originations and a more favorable environment for credit securitization, which more than offset the deferred income in the year-ago period from the sale of extended-credit receivables associated with the formation of the joint venture in 1999.

Interest expense decreased $1.4 million to $8.9 million in the first quarter of 2001 from $10.3 million in the prior-year period. The decrease in interest expense was largely due to a $104.4 million reduction in total debt levels in the first quarter of 2001 as compared to the prior-year period due to improved working capital turnover and cash flow.

Other income (expense)-net was $1.9 million for the first quarter compared to $1.1 million in the comparable 2000 period. This line item includes the impact of all non-operating items such as interest income, minority interests, disposal of fixed assets, exchange rate transaction and hedging gains and losses, and other miscellaneous items.

Snap-on's effective tax rate was 36.5% in both the first quarter of 2001 and in the comparable prior-year period.

FINANCIAL CONDITION

Cash and cash equivalents were $4.8 million at the end of the first quarter, slightly down from $6.1 million at the end of 2000. Net cash provided by operating activities improved $16.7 million as compared with the first quarter of 2000, providing $10.9 million in the first quarter of 2001, versus a net cash use of $5.8 million in the comparable prior-year period. The increase in cash provided by operating activities reflects improved working capital turnover over the prior-year period. Working capital decreased to $660.7 million in the first quarter of 2001 from $779.2 million in the first quarter of 2000, reflecting the operational focus on improved inventory turnover.

The total-debt-to-total-capital ratio at the end of the first quarter 2001 was 39.6% compared to 42.8% in the prior-year period, and was 39.2% at year-end 2000. Total debt levels from year-end 2000 increased $3.5 million, but were down $104.4 million from the end of the first quarter of 2000. Total short-term and long-term debt increased slightly to $546.8 million at the end of the first quarter from $543.3 million at the end of 2000, reflecting the seasonal build-up in working capital.

At March 31, 2001, Snap-on had $625 million of multi-currency revolving credit facilities to support its commercial paper programs. In addition to its revolving credit facilities, Snap-on has a $300 million shelf registration that allows for the issuance from time to time of up to $300 million in unsecured indebtedness. In October 1995, Snap-on issued $100 million of its notes pursuant to this shelf registration. The notes, which mature in their entirety on October 1, 2005, require payment of interest on a semiannual basis at a rate of 6.625%.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Accounts receivable at the end of the first quarter were $631.0 million, down $13.5 million compared with year-end 2000, reflecting softening sales and impacts of currency translation.

Inventories were seasonally up $11.4 million to $430.3 million at the end of the first quarter from $418.9 million at the end of 2000, but down $27.4 million from a year ago.

Capital expenditures were $10.3 million in the first quarter of 2001, compared with $9.5 million in the comparable prior-year period. Expenditures represent additional upgrades to computer systems and ongoing replacements and upgrades of manufacturing and distribution facilities and equipment. For the full year 2001, Snap-on anticipates capital expenditures will be in the range of $50 million to $55 million, down from $57.6 million in 2000.

Snap-on believes it has sufficient sources of liquidity to support working capital requirements, finance capital expenditures, make acquisitions, repurchase common stock and pay dividends.

Share repurchase: Snap-on has undertaken stock repurchases from time to time to prevent dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. During the first quarter of 2001, Snap-on repurchased 90,000 shares of common stock for $2.7 million under its previously announced share repurchase programs. At the end of the first quarter of 2001, approximately $129 million of common stock is authorized and remains available for repurchase. Since 1995, Snap-on has repurchased 9,679,583 shares for $299.7 million.

Foreign currency: Snap-on operates in a number of countries and, as a result, is exposed to changes in foreign currency exchange rates. Most of these exposures are managed on a consolidated basis to take advantage of natural offsets. To the extent that net exposures are hedged, forward contracts are used. Refer to Note 2 for a discussion of Snap-on's accounting policies for the use of derivative instruments.

Euro conversion: On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro trades on currency exchanges and may be used in business transactions. Beginning in January 2002, the new euro-denominated bills and coins will be used and legacy currencies will be withdrawn from circulation. Snap-on's operating subsidiaries have developed plans to address the systems and business issues affected by the euro currency conversion. These issues include, among others, (i) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions, and (ii) the competitive impact of cross-border price transparency, which may affect pricing strategies. Snap-on does not expect this conversion to have a material impact on its financial condition or results of operations.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Outlook: Snap-on continues to expect improving performance in the second half of 2001 and, as a result, solid performance for the year overall. Snap-on believes that the core business is sound, although market conditions remain soft in the second quarter. Snap-on's dealers are upbeat about business prospects and the company plans to launch a number of exciting new products later in the year. Additionally, targeted adjustments are being made to certain product line operations to improve internal processes, reduce overhead and increase operational responsiveness.

Safe Harbor: Statements in this document that are not historical facts, including statements (i) that include the words "believes," "expects," "plans," or "estimates" or similar words with reference to Snap-on or its management;
(ii) specifically identified as forward-looking; or (iii) describing Snap-on's or management's future outlook, plans, objectives or goals, are forward-looking statements. Snap-on or its representatives may also make similar forward-looking statements from time to time orally or in writing. Snap-on cautions the reader that these statements are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Those important factors include the timing and progress with which Snap-on can continue to achieve higher productivity and attain further cost reductions; Snap-on's ability to adapt to management changes as part of the management succession process, to retain and attract dealers, to integrate Bahco, and to withstand external negative factors including changes in trade, monetary and fiscal policies, laws and regulations, or other activities of governments or their agencies; and the absence of significant changes in the current competitive environment, inflation, energy supply or pricing, supplier disruptions, currency fluctuations or the material worsening of economic and political situations around the world. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. Snap-on operates in a continually changing business environment and new factors emerge from time to time. Snap-on cannot predict such factors nor can it assess the impact, if any, of such factors on Snap-on's financial position or its results of operations. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document.


Item 3: Quantitative and Qualitative Disclosures About Market Risk

Snap-on uses derivative instruments to manage well-defined interest rate and foreign currency exposures and to limit the impact of interest rate and foreign currency rate changes on earnings and cash flows. Snap-on does not use derivative instruments for trading purposes.

Value at Risk: Snap-on utilizes a "Value-at-Risk" ("VAR") model to determine the potential one-day loss in the fair value of its interest rate and foreign exchange-sensitive financial instruments from adverse changes in market factors. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. Snap-on's computations are based on the inter-relationships among movements in various currencies and interest rates (variance/co-variance technique). These inter-relationships were determined by observing interest rate and foreign currency market changes over the preceding quarter.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at March 31, 2001, was $0.3 million on interest-rate-sensitive financial instruments, and $2.4 million on foreign-currency-sensitive financial instruments.

The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

                           PART II. OTHER INFORMATION


Item 6:     Exhibits and Reports on Form 8-K


Item 6(a):  Exhibits

(12)        Computation of Ratio of Earnings to Fixed Charges


Item 6(b):  Reports on Form 8-K Filed During the Reporting Period

There were no matters reported on Form 8-K during or subsequent to the first quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized person.





                                     SNAP-ON INCORPORATED




Date:  May 10, 2001                  /s/ D. S. Huml
       ------------                  -------------------------------------------
                                     D. S. HUML, Principal Financial Officer,
                                     Senior Vice President - Finance, Chief
                                     Financial Officer and Controller