Form 10-Q
period 2001-06-30
SNAP ON INC
filed 2001-08-10
CIK 91440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--   ACT OF 1934

     For quarterly period ended June 30, 2001

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Class                                   Outstanding at July 28, 2001
--------------------------                       ----------------------------
Common stock, $1 par value                            57,997,385 shares

                              SNAP-ON INCORPORATED

                                      INDEX

                                                                          Page
                                                                          ----
Part I.     Financial Information

                   Consolidated Statements of Earnings -
                   Thirteen and Twenty-six Weeks Ended
                   June 30, 2001 and July 1, 2000                         3

                   Consolidated Balance Sheets -
                   June 30, 2001 and December 30, 2000                    4-5

                   Consolidated Statements of Cash Flows -
                   Twenty-six Weeks Ended
                   June 30, 2001 and July 1, 2000                         6

                   Notes to Consolidated Financial Statements             7-12

                   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          13-19

                   Quantitative and Qualitative Disclosures
                   About Market Risk                                      20

Part II.    Other Information                                             21-22

                                                PART I. FINANCIAL INFORMATION
                                                 Item 1: Financial Statements

                                                     SNAP-ON INCORPORATED
                                             CONSOLIDATED STATEMENTS OF EARNINGS
                                         (Amounts in millions except per share data)
                                                         (Unaudited)

                                                               Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                         --------------------------------    ------------------------------
                                                            June 30,           July 1,         June 30,          July 1,
                                                               2001             2000             2001              2000
                                                          -------------     -------------    -------------    -------------
Net sales                                                       $ 525.6           $ 563.2         $1,053.0         $1,107.5
Cost of goods sold                                               (286.3)           (298.4)          (570.0)          (593.8)
Operating expenses                                               (205.9)           (193.5)          (408.4)          (388.8)
Net finance income                                                  7.9              10.5             20.0             22.2
Restructuring and other non-recurring charges                     (14.4)                -            (14.4)             (.4)
Interest expense                                                   (9.2)            (10.6)           (18.1)           (20.9)
Other income (expense) - net                                       (1.6)               .8               .3              1.9
                                                                -------           -------         --------         --------
Earnings from continuing operations before
  income taxes                                                     16.1              72.0             62.4            127.7
Income taxes on earnings from continuing operations                 7.2              26.3             24.1             46.7
                                                                -------           -------         --------         --------
Earnings before cumulative effect of a change in
  accounting principle                                              8.9              45.7             38.3             81.0
Cumulative effect of a change in accounting principle
  for derivatives in 2001 (net of tax of $1.6 million),
  and for pensions in 2000 (net of tax of $15.9 million)              -                 -             (2.5)            25.4
                                                                -------           -------         --------         --------
Net earnings                                                    $   8.9           $  45.7         $   35.8         $  106.4
                                                                =======           =======         ========         ========

Net earnings per share - basic and diluted:
Earnings before cumulative effect of a change in
  accounting principle                                          $   .15           $   .78         $    .66         $   1.38
Cumulative effect of a change in accounting
  principle, net of tax                                               -                 -             (.05)             .43
                                                                -------           -------         --------         --------
Net earnings per share                                          $   .15           $   .78         $    .61         $   1.81
                                                                =======           =======         ========         ========

Weighted-average shares outstanding:
  Basic                                                            57.9              58.6             57.8             58.6
  Effect of dilutive options                                         .3                .2               .3               .2
                                                                -------           -------         --------         --------
  Diluted                                                          58.2              58.8             58.1             58.8
                                                                =======           ========        ========         ========


Dividends declared per common share                             $   .48           $   .47         $    .72         $    .70
                                                                =======           =======         ========         ========

                                       See Notes to Consolidated Financial Statements.

                                           SNAP-ON INCORPORATED
                                       CONSOLIDATED BALANCE SHEETS
                                 (Amounts in millions except share data)
                                                                          June 30,           December 30,
                                                                            2001                 2000
                                                                        ------------         ------------
                                                                         (Unaudited)
ASSETS
    Current Assets
       Cash and cash equivalents                                           $    6.5             $    6.1

       Accounts receivable - net of allowances                                621.5                644.5

       Inventories
          Finished stock                                                      402.8                386.0
          Work in process                                                      46.1                 45.1
          Raw materials                                                        84.9                 79.7
          Excess of current cost over LIFO cost                               (93.6)               (91.9)
                                                                           --------             --------
          Total inventory                                                     440.2                418.9

       Prepaid expenses and other assets                                      129.2                116.9
                                                                           --------             --------
          Total current assets                                              1,197.4              1,186.4

    Property and equipment
       Land                                                                    23.2                 24.3
       Buildings and improvements                                             198.1                204.8
       Machinery and equipment                                                485.1                477.2
                                                                           --------             --------
                                                                              706.4                706.3
       Accumulated depreciation                                              (381.0)              (361.2)
                                                                           --------             --------
          Property and equipment - net                                        325.4                345.1

    Deferred income tax benefits                                               36.2                 33.0
    Intangibles - net                                                         393.0                424.6
    Other assets                                                               64.6                 61.3
                                                                           --------             --------

          Total assets                                                     $2,016.6             $2,050.4
                                                                           ========             ========

                             See Notes to Consolidated Financial Statements.

                                           SNAP-ON INCORPORATED
                                       CONSOLIDATED BALANCE SHEETS
                                 (Amounts in millions except share data)

                                                                          June 30,           December 30,
                                                                            2001                 2000
                                                                        ------------         ------------
                                                                         (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
       Accounts payable                                                    $  154.7             $  161.0
       Notes payable and current maturities of long-term debt                  38.0                 70.3
       Accrued compensation                                                    53.3                 56.3
       Dealer deposits                                                         41.1                 39.8
       Deferred subscription revenue                                           48.3                 44.9
       Other accrued liabilities                                              164.3                165.7
                                                                           --------             --------
          Total current liabilities                                           499.7                538.0

    Long-term debt                                                            508.5                473.0
    Deferred income taxes                                                      22.4                 24.7
    Retiree health care benefits                                               94.1                 92.2
    Pension liability                                                          32.6                 41.4
    Other long-term liabilities                                                33.6                 37.1
                                                                           --------             --------
          Total liabilities                                                 1,190.9              1,206.4
                                                                           --------             --------

SHAREHOLDERS' EQUITY
    Preferred stock - authorized 15,000,000 shares
      of $1 par value; none outstanding                                           -                    -
    Common stock - authorized 250,000,000 shares
      of $1 par value; issued 66,817,950 and 66,789,090 shares                 66.8                 66.8
    Additional paid-in capital                                                 51.8                 71.6
    Retained earnings                                                       1,059.3              1,051.3
    Accumulated other comprehensive income (loss)                            (120.3)               (87.2)
    Grantor stock trust at fair market value - 6,133,144
      and 6,443,033 shares                                                   (148.2)              (179.6)
    Treasury stock at cost - 2,688,435 and 2,523,435 shares                   (83.7)               (78.9)
                                                                           --------             --------
          Total shareholders' equity                                          825.7                844.0
                                                                           --------             --------

          Total liabilities and shareholders' equity                       $2,016.6             $2,050.4
                                                                           ========             ========


                             See Notes to Consolidated Financial Statements.

                                           SNAP-ON INCORPORATED
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Amounts in millions)
                                               (Unaudited)

                                                                              Twenty-six Weeks Ended
                                                                           -----------------------------
                                                                           June 30,              July 1,
                                                                             2001                 2000
                                                                           --------             --------
OPERATING ACTIVITIES
    Net earnings                                                           $   35.8             $  106.4
    Adjustments to reconcile net earnings to net cash
      provided (used) by operating activities:
       Cumulative effect of a change in accounting principle
         (net of tax) for derivatives in 2001 and for pensions in 2000          2.5                (25.4)
       Depreciation                                                            25.8                 26.9
       Amortization of intangibles                                              8.8                  9.0
       Deferred income tax provision                                            3.5                  2.9
       Gain on sale of assets                                                   (.3)                (1.6)
       Mark-to-market on cash flow hedges, net of tax                           (.8)                   -
       Restructuring and other non-recurring charges, net of tax                9.0                   .2
    Changes in operating assets and liabilities, net of
     effects of acquisitions:
       (Increase) decrease in receivables                                      11.2                (27.3)
       (Increase) decrease in inventories                                     (38.0)               (25.0)
       (Increase) decrease in prepaid and other assets                        (19.0)               (11.8)
       Increase (decrease) in accounts payable                                  3.1                 10.5
       Increase (decrease) in accruals and other liabilities                  (15.3)                (9.1)
                                                                           --------             --------
    Net cash provided by operating activities                                  26.3                 55.7

INVESTING ACTIVITIES
    Capital expenditures                                                      (23.6)               (25.9)
    Acquisitions of businesses - net of cash acquired                           (.9)                (6.1)
    Disposal of property and equipment                                          4.5                  4.6
                                                                           --------             --------
    Net cash used in investing activities                                     (20.0)               (27.4)

FINANCING ACTIVITIES
    Payment of long-term debt                                                  (3.8)                (1.0)
    Increase in long-term debt                                                   .7                  7.1
    Increase (decrease) in short-term borrowings - net                         18.5                (21.9)
    Purchase of treasury stock                                                 (4.9)                   -
    Proceeds from stock purchase and option plans                              11.7                  5.1
    Cash dividends paid                                                       (27.7)               (26.9)
                                                                           --------             --------
    Net cash used in financing activities                                      (5.5)               (37.6)

Effect of exchange rate changes on cash                                         (.4)                 (.2)
                                                                           --------             --------

Increase (decrease) in cash and cash equivalents                                 .4                 (9.5)

Cash and cash equivalents at beginning of period                                6.1                 17.6
                                                                           --------             --------

Cash and cash equivalents at end of period                                 $    6.5             $    8.1
                                                                           ========             ========

Supplemental cash flow disclosures:
    Cash paid for interest                                                 $   19.3             $   21.0
    Cash paid for income taxes                                             $   11.6             $   20.5


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

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments and adjustments related to restructuring and other non-recurring charges) necessary to a fair statement of financial condition and results of operations for the thirteen and twenty-six weeks ended June 30, 2001, have been made. Management also believes that the results of operations for the thirteen and twenty-six weeks ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

     During the fourth quarter of 2000, Snap-on recorded a pre-tax gain of $41.3 million ($25.4 million after tax) for the cumulative effect of a change in accounting principle for pensions that was retroactive to the first quarter of 2000. Previously reported second quarter and year-to-date 2000 results have been restated for a reduction in periodic pension expense of $2.4 million ($1.5 million after tax) and $4.8 million ($3.0 million after tax), respectively, as a result of this change in accounting for pensions. The year-to-date 2000 results also reflect the cumulative effect gain of $25.4 million. Certain other prior-year amounts have been reclassified to conform with the current-year presentation.

2. In the second quarter of 2001, Snap-on announced that it is taking significant action to (i) reduce costs companywide to adjust to the slower sales environment and (ii) improve operational performance in businesses not earning acceptable financial returns. As a result of selective rationalization and consolidation actions, Snap-on expects to reduce its global workforce of 14,000 by approximately 4%. In implementing these actions, Snap-on anticipates that it will incur restructuring, non-recurring and other non-comparable, pre-tax charges that will total $65 million to $75 million in 2001, including second-quarter charges of $20.5 million. Approximately 50% of the total second quarter of 2001 charges were non-cash, with the remaining costs requiring cash outflows provided from operations.

     In the second quarter of 2001, Snap-on recorded restructuring and other non-recurring charges totaling $14.4 million ($9.0 million after tax), primarily for various exit-related costs, asset impairment write-downs and management transition costs. This charge includes a $6.0 million restructuring reserve and $8.4 million in non-recurring charges. The restructuring charge relates to the closure of nine facilities, comprised of four manufacturing facilities and five sales/administration offices, and includes $1.1 million for severance associated with the elimination of 98 positions, $4.7 million for non-cancelable lease agreements and related facility asset write-downs, and $0.2 million for other exit costs. Severance costs provided for worldwide salaried and hourly employees relate to facility closures, consolidation and streamlining initiatives. During the second quarter of 2001, Snap-on incurred expenditures of $2.0 million against the $6.0 million restructuring reserve for facility asset write-downs and for severance costs. At the end of the second quarter of 2001, severance costs for 11 of the 98 positions have been incurred. The remaining restructuring reserve of $4.0 million at June 30,

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     2001 is expected to be fully utilized by the end of 2001. The second quarter of 2001 non-recurring charges of $8.4 million represent management transition costs associated with the April 2001 retirement of Snap-on's president and chief executive officer and the appointment of Dale F. Elliott, Snap-on's President - diagnostics and industrial, as successor to this position.

     As part of the total second quarter charges, Snap-on recorded non-comparable costs of $6.1 million (including $1.5 million reported in cost of goods sold and $4.6 million reported in operating expenses), primarily related to the termination of a European equipment supplier arrangement.

3. Snap-on normally declares and pays in cash four regular, quarterly dividends. However, the third quarter dividend in each year is declared in June, giving rise to two regular quarterly dividends appearing in the second quarter and, correspondingly, three regular quarterly dividends appearing in the first twenty-six weeks' statements.

4. Snap-on accounts for its hedging activities under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. These standards require that all derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income (loss), depending on the type of hedged transaction and whether the derivative is designated and effective as part of a hedged transaction. Gains or losses on derivative instruments reported in other comprehensive income (loss) must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period.

     In accordance with the provisions of SFAS No. 133, Snap-on recorded a transition adjustment on December 31, 2000, the beginning of Snap-on's 2001 fiscal year, to recognize its derivative instruments at fair value, and to recognize the difference between the carrying values and fair values of related hedged assets and liabilities upon adoption of these standards. The effect of this transition adjustment was to decrease reported net income in the first quarter of 2001 by $2.5 million related to a hedge strategy that did not qualify for hedge accounting under SFAS No. 133. Snap-on also recorded in the first quarter of 2001 a transition adjustment of $1.2 million, after tax, in accumulated other comprehensive income (loss) to recognize previously deferred net gains on derivatives designated as cash flow hedges that qualify for hedge accounting under SFAS No. 133.

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

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Foreign Currency Derivative Instruments: Snap-on has operations in a number of countries and has intercompany transactions among them and, as a result, is exposed to changes in foreign currency exchange rates. Snap-on manages most of these exposures on a consolidated basis, which allows for netting of certain exposures to take advantage of natural offsets. To the extent the net exposures are hedged, forward exchange contracts are used. Gains and/or losses on these foreign currency hedges are intended to offset losses and/or gains on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. At June 30, 2001, Snap-on had net outstanding foreign exchange forward contracts totaling $154.1 million comprised of $65.2 million in euros, $52.0 million in British pounds, $26.1 million in Canadian dollars, $5.0 million in Swedish krona and $5.8 million in other currencies.

     Snap-on's forward exchange contracts are accounted for as cash flow hedges where the effective portion of the changes in fair value of the derivative is recorded in other comprehensive income (loss). When the hedged item is realized in income, the gain or loss included in accumulated other comprehensive income (loss) is reclassified to income in the same financial statement caption as the hedged item. In addition, both the fair value changes excluded from Snap-on's effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in earnings as foreign exchange gain or loss, which is included in other income (expense) when applicable. Forward points on forward exchange contracts are recognized as interest expense.

     Non-Derivative Instruments Designated in Hedging Relationships: Snap-on uses non-U.S. dollar financing transactions as net investment hedges of long-term investments in the corresponding foreign currency. Hedges that meet the effectiveness requirements are accounted for under net investment hedging rules. The effective portion of the fair value of derivatives used as a net investment hedge of a foreign operation is recorded in accumulated other comprehensive income (loss) as a cumulative translation adjustment. The ineffective portion of the change in the fair value of a derivative or non-derivative instrument designated as a net investment hedge is recorded in earnings as foreign exchange gain or loss, which is included in other income (expense) when applicable. At June 30, 2001, net gains of $9.7 million arising from effective hedges of net investments have been reflected in the cumulative translation adjustment account as a component of accumulated other comprehensive income (loss).

     Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates, specifically the future issuance of commercial paper. Snap-on has interest rate swap agreements in place that effectively exchange floating rate payments for fixed rate payments. Interest rate swap agreements are accounted for as cash flow hedges. The differentials paid or received on interest rate swap agreements are accrued and recognized as adjustments to interest expense. The effective portion of the change in fair value of the derivative is recorded in other comprehensive income
     (loss), while any ineffective portion is recorded as an adjustment to interest expense. The notional amount of interest rate swaps was $25.0 million at June 30, 2001.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     For all derivatives qualifying for hedge accounting under SFAS No. 133, the net accumulated derivative loss at June 30, 2001, was $0.8 million, after tax, and is reflected in accumulated other comprehensive income (loss) on the balance sheet. At June 30, 2001, the maximum maturity date of any cash flow hedge is approximately four years. During the next twelve months, Snap-on expects to reclassify into earnings net losses from accumulated other comprehensive income (loss) of approximately $0.4 million, after tax, at the time the underlying hedged transactions are realized.

     During the second quarter ended June 30, 2001, cash flow hedge ineffectiveness was not material. However, there were pre-tax derivative losses of $0.3 million in the second quarter of 2001 excluded from the assessment of effectiveness recorded in interest expense.

5. Basic and diluted earnings per share were computed by dividing net earnings by the corresponding weighted-average common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method.

6. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. SFAS No. 142 addresses the recognition and amortization of intangible assets acquired in a business combination, as well as the recognition of goodwill and subsequent assessment of impairment. Snap-on is currently evaluating the impact of adopting these pronouncements.

7. Total comprehensive income for the thirteen and twenty-six week periods ended June 30, 2001, and July 1, 2000, was as follows:

                                              Thirteen Weeks Ended    Twenty-six Weeks Ended
                                             ----------------------  ------------------------
                                              June 30,     July 1,    June 30,      July 1,
      (Amounts in millions)                     2001        2000        2001         2000
                                             ----------  ----------  ----------   ----------
      Net earnings                            $   8.9     $  45.7     $  35.8       $106.4
      Foreign currency translation              (11.5)       (2.6)      (32.3)        (5.5)
      Change in fair value of derivative
        instruments, net of tax                    .2           -         (.8)           -
                                              -------     -------     -------       ------
      Total comprehensive income              $  (2.4)    $  43.1     $   2.7       $100.9
                                              =======     =======     =======       ======

8. In April 1996, Snap-on filed a complaint against SPX Corporation ("SPX") alleging infringement of Snap-on's patents and asserting claims relating to SPX's hiring of the former president of Sun Electric, a subsidiary of Snap-on. SPX filed a counterclaim, alleging infringement of certain SPX patents. Upon Snap-on's request for re-examination, the U.S. Patent and Trademark Office initially rejected SPX's patents as invalid, but reconfirmed them. Following the conclusion of discovery, the parties will engage in a binding arbitration scheduled for the fall of 2001. The parties' claims could involve multiple millions of dollars; however, it is not possible at this time to assess the outcome of any of the claims.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Snap-on is involved in various legal matters that are being defended and handled in the ordinary course of business and Snap-on maintains accruals for such costs. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on Snap-on's financial statements.

9. Snap-on has two reportable segments: the Snap-on Dealer Group and the Commercial and Industrial Group. These segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. The Snap-on Dealer Group consists of Snap-on's business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations serving the worldwide non-dealer tool and equipment products businesses. These two segments derive revenues primarily from the sale of tools and equipment.

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

     Financial data by segment:

                                              Thirteen Weeks Ended    Twenty-six Weeks Ended
                                             ----------------------  ------------------------
                                              June 30,     July 1,    June 30,      July 1,
     (Amounts in millions)                      2001        2000        2001         2000
                                             ----------  ----------  ----------   ----------
     Net sales from external customers:
     Snap-on Dealer Group                     $ 261.3     $ 281.0     $  517.7     $  545.3
     Commercial and Industrial Group            264.3       282.2        535.3        562.2
                                              -------     -------     -------      --------
     Total net sales                          $ 525.6     $ 563.2     $1,053.0     $1,107.5
                                              =======     =======     ========     ========

     Intersegment sales:
     Snap-on Dealer Group                     $     -     $     -     $      -     $      -
     Commercial and Industrial Group             99.7        97.2        192.6        187.9
                                              -------     -------     --------     --------
     Total intersegment sales                    99.7        97.2        192.6        187.9
     Elimination of intersegment sales          (99.7)      (97.2)      (192.6)      (187.9)
                                              -------     -------     --------     --------
     Total consolidated intersegment sales    $     -     $     -     $      -     $      -
                                              =======     =======     ========     ========

                                      SNAP-ON INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                              Thirteen Weeks Ended    Twenty-six Weeks Ended
                                             ----------------------  ------------------------
                                              June 30,     July 1,    June 30,      July 1,
     (Amounts in millions)                      2001        2000        2001         2000
                                             ----------  ----------  ----------   ----------
     Earnings:
     Snap-on Dealer Group                     $  25.9     $  43.9     $   53.8     $   77.8
     Commercial and Industrial Group              7.5        27.4         20.8         47.1
                                              -------     -------     --------     --------
     Segment operating earnings                  33.4        71.3         74.6        124.9
     Net finance income                           7.9        10.5         20.0         22.2
     Restructuring and other
        non-recurring charges                   (14.4)          -        (14.4)         (.4)
     Interest expense                            (9.2)      (10.6)       (18.1)       (20.9)
     Other income (expense) - net                (1.6)         .8           .3          1.9
                                              -------     -------     --------     --------
     Total pre-tax earnings from
       continuing operations                  $  16.1     $  72.0     $   62.4     $  127.7
                                              =======     =======     ========     ========


                                                       As of
                                              ------------------------
                                              June 30,    December 30,
                                                2001         2000
                                              --------    ------------

     Assets:
     Snap-on Dealer Group                     $  835.9        $  796.0
     Commercial and Industrial Group           1,134.2         1,210.8
                                              --------        --------
     Total from reportable segments            1,970.1         2,006.8
     Financial Services                           99.6            96.2
     Elimination of intersegment receivables     (53.1)          (52.6)
                                              --------        --------
     Total assets                             $2,016.6        $2,050.4
                                              ========        ========

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated
------------

Net sales in the second quarter of 2001 were $525.6 million, down 6.7% versus the comparable period in 2000. For the first six months of 2001, net sales were $1,053.0 million, down 4.9% as compared to $1,107.5 million in the first six months of 2000. The year-over-year decrease in net sales for both the second quarter and first six months of 2001 reflects lower organic sales of equipment and large diagnostics products for the vehicle-repair market in Europe and North America as a result of soft market conditions, as well as the impact of unfavorable currency translations. Excluding the negative 3% impact from currency translation for both the second quarter and first six months of 2001, organic sales growth was down 4% for the second quarter of 2001, and down 2% year to date. The decline in sales for both the three- and six-month periods was partially offset by modest increases in U.S. sales of tools and tool storage products in both the industrial and dealer business units. Snap-on Incorporated ("Snap-on") defines organic sales growth as the change in year-over-year base sales volumes, excluding the impact of acquisitions, divestitures and currency translation.

Net earnings for the second quarter of 2001 were $8.9 million, or $.15 per diluted share, as compared with $45.7 million, or $.78 per diluted share, in 2000. The quarter-over-quarter decrease in earnings largely reflects the sales decline and lower operating margins resulting from unfavorable operating leverage associated with the lower-than-planned sales. Contributing to the 2001 margin erosion were higher training and recruiting costs related to Snap-on's "More Feet on the Street" dealer expansion initiative and new product development. Net earnings for the second quarter were also adversely impacted by charges totaling $20.5 million ($14.4 million after tax, or $.25 per share), including restructuring and non-recurring charges of $14.4 million and other non-comparable charges of $6.1 million.

In the second quarter of 2001, Snap-on announced that it is taking significant action to (i) reduce costs companywide to adjust to the slower sales environment and (ii) improve operational performance in businesses not earning acceptable financial returns. In implementing these actions, Snap-on anticipates that it will incur restructuring, non-recurring and other non-comparable, pre-tax charges that will total approximately $65 million to $75 million in 2001, including charges incurred during the second quarter of $20.5 million. Net earnings for the second quarter of 2001 were $23.3 million, or $.40 per share, excluding the second quarter 2001 charges.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net earnings, before the cumulative effect of a change in accounting principle in both years, were $38.3 million, or $.66 per share, for the first six months of 2001, as compared with $81.0 million, or $1.38 per diluted share, in 2000. The year-over-year decrease in earnings is primarily due to lower sales and higher operating expenses as a result of unfavorable operating leverage from the lower sales volumes, higher training and recruiting costs associated with the More Feet on the Street initiative, higher energy-driven costs and increased costs for new product development.

Net earnings for the first six months of 2001 were $35.8 million, or $.61 per share, as compared to $106.4 million, or $1.81 per share, in the comparable prior-year period. In 2001, Snap-on incurred a net charge of $2.5 million, or $.05 per share, for the cumulative effect of an accounting change associated with Snap-on's adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Net earnings in 2000 included a net gain of $25.4 million, or $.43 per share, for the cumulative effect of an accounting change related to pensions. This change, which occurred during the fourth quarter of 2000, was retroactive to the first quarter of 2000. As a result, previously reported second quarter and year-to-date 2000 results have been restated to reflect a reduction in periodic pension expense of $2.4 million pretax ($1.5 million after tax) and $4.8 million pretax ($3.0 million after tax), respectively, as a result of this change.

Gross profit for the second quarter of 2001 was $239.3 million, down 9.6% from $264.8 million in the second quarter of 2000. As a percentage of net sales, gross profit margin in the second quarter of 2001 declined to 45.5%, as compared to 47.0% in the comparable prior-year period. Gross profit for the first six months of 2001 was $483.0 million, down 6.0% from $513.7 million in the prior-year period. As a percentage of net sales, gross profit margin for the first six months of 2001 declined to 45.9%, versus 46.4% in the first six months of 2000. The year-over-year decline in gross margin for both periods primarily reflects the under-absorption of manufacturing costs on the lower-than-planned volume, the margin erosion effect of having sourcing platforms principally in strong currency countries, higher energy-driven costs, lower production utilization as a result of inventory reduction initiatives.

Operating expenses for the second quarter of 2001 were $205.9 million, up $12.4 million or 6.4%, as compared to $193.5 million in the second quarter of 2000. As a percentage of net sales, operating expenses increased to 39.2% of net sales in the second quarter of 2001, versus 34.4% in 2000. For the first six months of 2001, operating expenses were $408.4 million, up $19.6 million or 5.0%, as compared to $388.8 million in the first six months of 2000. As a percentage of net sales, year-to-date 2001 operating expenses were 38.8%, as compared to 35.1% in the comparable prior-year period. The year-over-year increase in operating expenses for both periods is largely due to the unfavorable operating leverage from the lower-than-planned sales volumes and the inclusion of costs primarily associated with the termination of a European equipment supplier arrangement. Higher costs, including increased training and recruiting, for the continued investment in Snap-on's dealer expansion initiative, as well as increased energy-driven costs and costs for new product development, also contributed to the year-over-year margin compression.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Segment Results
---------------

Snap-on Dealer Group

In the worldwide Snap-on Dealer Group segment, sales of $261.3 million for the second quarter of 2001 were down 7.0% from the comparable prior-year levels. Organic sales decreased 5%, largely due to softness in demand for big-ticket products, and currency translation had an unfavorable impact of 2%. Sales of $517.7 million for the first six months of 2001 were down 5.1% as compared to the first six months of 2000, also reflecting lower sales of big-ticket products and a negative 2% impact of currency translation. In the U.S. dealer business for both the second quarter and first six months of 2001, a modest sales increase in tools and tool storage products was offset by the decrease in sales of big-ticket equipment and diagnostic products, which are primarily sold through the tech rep sales organization. International dealer sales were down 6% on a reported basis for the second quarter of 2001, and down 7% for the first six months of 2001 versus the comparable prior-year periods, despite volume increases in local currencies. Year-to-date June 2001, a net increase of 130 dealers in the United States is progressing in line with the target of a 10% increase in the More Feet on the Street program by mid-year 2002.

Segment earnings for the second quarter of 2001 were $25.9 million, as compared to $43.9 million in the second quarter of 2000. On a year-to-date basis, segment earnings for the Snap-on Dealer Group were $53.8 million, versus $77.8 million in the comparable prior-year period. Segment earnings for both periods in 2001 were compressed largely as a result of the negative impact of operating leverage on the lower-than-planned sales volume, the impact of having non-U.S. dealer operations supplied by U.S. manufacturing facilities and higher training and recruiting costs related to expanding the dealer base.

Commercial and Industrial Group

In the Commercial and Industrial Group segment, sales of $264.3 million for the second quarter of 2001 declined 6.3% from prior-year levels, largely due to continued softness in the diagnostics and equipment market, as well as a 3% impact from unfavorable currency translation. Sales of tools in the U.S. industrial sector were up modestly, while tool sales in Europe slowed slightly. Equipment sales declined 10% on a reported basis, and were off 5% excluding the impact of currency translation. The diagnostics business in Europe was down 14% in dollar terms, and was off 7% in local currencies. Equipment sales to new-vehicle dealerships under facilitation agreements also declined, reflecting the caution that exists in the current economic environment when making capital purchase decisions.

For the first six months of 2001, sales declined 4.8% principally from a 4% unfavorable currency translation impact and continued softness in the diagnostics and equipment market. Sales of tools in the U.S. industrial sector were up, while tool sales in Europe were down. Equipment sales declined 10% on a reported basis, and were off 6% excluding the impact of currency translation. The diagnostics business in Europe was down 10% in dollar terms, and was off 3% in local currencies. Equipment sales to new-vehicle dealerships under facilitation agreements also declined.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Segment earnings for the second quarter of 2001 were $7.5 million, as compared to $27.4 million in the second quarter of 2000. For the first six months of 2001, segment earnings were $20.8 million, as compared to $47.1 million in the first six months of 2000. The decline in segment earnings in both periods reflects the lower sales volumes, as well as unfavorable operating leverage from the $5.6 million non-comparable charges incurred in the second quarter of 2001, primarily related to the termination of a European supplier agreement.

Restructuring and Non-Recurring Charges
---------------------------------------

In the second quarter of 2001, Snap-on announced that it is taking significant action to (i) reduce costs companywide to adjust to the slower sales environment and (ii) improve operational performance in businesses not earning acceptable financial returns. As a result of selective rationalization and consolidation actions, Snap-on expects to reduce its global workforce of 14,000 by approximately 4%. In implementing these actions, Snap-on anticipates that it will incur restructuring, non-recurring and other non-comparable, pre-tax charges that will total $65 million to $75 million in 2001, including second-quarter charges of $20.5 million. Approximately 50% of the total second quarter of 2001 charges were non-cash, with the remaining costs requiring cash outflows provided from operations.

In the second quarter of 2001, Snap-on recorded restructuring and other non-recurring charges totaling $14.4 million ($9.0 million after tax), primarily for various exit-related costs, asset impairment write-downs and management transition costs. This charge includes a $6.0 million restructuring reserve and $8.4 million in non-recurring charges. The restructuring charge relates to the closure of nine facilities, comprised of four manufacturing facilities and five sales/administration offices, and includes $1.1 million for severance associated with the elimination of 98 positions, $4.7 million for non-cancelable lease agreements and related facility asset write-downs, and $0.2 million for other exit costs. Severance costs provided for worldwide salaried and hourly employees relate to facility closures, consolidation and streamlining initiatives. During the second quarter of 2001, Snap-on incurred expenditures of $2.0 million against the $6.0 million restructuring reserve for facility asset write-downs and for severance costs. At the end of the second quarter of 2001, severance costs for 11 of the 98 positions have been incurred. The remaining restructuring reserve of $4.0 million at June 30, 2001 is expected to be fully utilized by the end of 2001. The second quarter of 2001 non-recurring charges of $8.4 million represent management transition costs associated with the April 2001 retirement of Snap-on's president and chief executive officer and the appointment of Dale
F. Elliott, Snap-on's President - diagnostics and industrial, as successor to this position.

As part of the total second quarter charges, Snap-on recorded non-comparable costs of $6.1 million (including $1.5 million reported in cost of goods sold and $4.6 million reported in operating expenses), primarily related to the termination of a European equipment supplier arrangement.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Other
-----

Net finance income was $7.9 million and $20.0 million for the second quarter and first six months of 2001, a decline from $10.5 million and $22.2 million in the comparable prior-year periods. The decrease in both periods is a result of the inclusion of deferred income in 2000 from the sale of extended-credit receivables associated with the formation of the joint venture in 1999 and lower originations in the second quarter related to the soft demand for equipment and diagnostics products. The decrease for both periods was partially offset by a more favorable interest rate environment.

Interest expense for the second quarter of 2001 was $9.2 million, a decrease of $1.4 million from the prior-year period. For the first six month of 2001, interest expense of $18.1 million was down $2.8 million from $20.9 million for the first six months of 2000. The decrease in interest expense is the result of lower debt levels and lower average interest rates in 2001, as compared to the prior-year periods.

Other income (expense) - net was an expense of $1.6 million in the second quarter of 2001, as compared to income of $0.8 million in the second quarter of 2000. For the first six months of 2001, other income (expense) - net was income of $0.3 million, as compared to income of $1.9 million for the comparable prior-year period. The change in other income (expense) for both periods reflects the impact of all non-operating items such as interest income, minority interests, disposal of fixed assets, exchange rate transactions, hedging gains and losses, gains from life insurance policies and other miscellaneous items.

The effective tax rate, before cumulative effect, restructuring, non-recurring and other non-comparable items, was 36.5% for the second quarter and first six months of 2001. The tax rate on the second quarter 2001 restructuring, non-recurring and other non-comparable charges of $20.5 million was 29.8%. Including these charges, Snap-on's overall effective tax rate, before cumulative effect of accounting change, was 44.7% in the second quarter of 2001 and 38.6% for the first six months of 2001. For 2000, the effective tax rate, before cumulative effect of accounting change, was 36.5% for both the second quarter and first six months of 2000.

FINANCIAL CONDITION

Cash and cash equivalents were $6.5 million at the end of the second quarter, up slightly from $6.1 million at the end of 2000. Net cash provided by operating activities decreased to $26.3 million for the first six months of 2001, as compared to $55.7 million in the comparable prior-year period, primarily due to the year-over-year decline in earnings. Working capital decreased to $697.7 million at the end of the second quarter of 2001, down $56.8 million from $754.5 million at the end of the second quarter of 2000, largely reflecting the operational focus on improved inventory turnover.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The total-debt-to-total-capital ratio at the end of the second quarter of 2001 was 39.8%, as compared to 40.6% in the prior-year period, and 39.2% at year-end 2000. Total invested capital was $1,372.2 million, down $126.4 million from a year ago. Total debt levels from year-end 2000 increased $3.2 million, but were down $61.8 million from the end of the second quarter of 2000. Total short-term and long-term debt was $546.5 million, as compared with the prior-year level of $608.3 million, reflecting the positive cash flow from continued focus on reducing working capital intensity.

At June 30, 2001, Snap-on had $625.0 million of multi-currency revolving credit facilities to support its commercial paper programs. In addition to its revolving credit facilities, Snap-on has a $300 million shelf registration that allows for the issuance from time to time of up to $300 million in unsecured indebtedness. In October 1995, Snap-on issued $100 million of its notes pursuant to this shelf registration. The notes, which mature in their entirety on October 1, 2005, require payment of interest on a semiannual basis at a rate of 6.625%.

Accounts receivable at the end of the second quarter were $621.5 million, down $23.0 million compared with year-end 2000 and down $20.9 million from a year ago, reflecting softening sales and impacts of currency translation.

Inventories were seasonally up $21.3 million to $440.2 million at the end of the second quarter from $418.9 million at the end of 2000. Inventories were down $36.5 million from a year ago showing progress on efforts to improve inventory turnover, despite the slower sales environment.

Capital expenditures were $23.6 million for the first six months of 2001, compared with $25.9 million in the same period a year ago. Expenditures primarily represent ongoing replacements and upgrades of manufacturing and distribution facilities and equipment, and additional upgrades to computer systems. For the full year 2001, Snap-on anticipates capital expenditures will be in the range of $45 million to $50 million, down from $57.6 million in 2000.

Snap-on believes it has sufficient sources of liquidity to support working capital requirements, finance capital expenditures, make acquisitions, repurchase common stock and pay dividends.

Share repurchase: Snap-on has undertaken stock repurchases from time to time to prevent dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. During the second quarter of 2001, Snap-on repurchased 75,000 shares of common stock for $2.2 million under its previously announced share repurchase programs. In total, Snap-on repurchased 165,000 shares in the first six months of 2001, with approximately $129.0 million of common stock authorized and remaining available for repurchase. Since 1995, Snap-on has repurchased 9,754,583 shares for $301.9 million.

Foreign currency: Snap-on operates in a number of countries and, as a result, is exposed to changes in foreign currency exchange rates. Most of these exposures are managed on a consolidated basis to take advantage of natural offsets. To the extent that net exposures are hedged, forward contracts are used. Refer to Note 4 for a discussion of Snap-on's accounting policies for the use of derivative instruments.

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

Outlook: Snap-on expects earnings per share in the third quarter to be in a range of $0.40 to $0.45 per share before restructuring, non-recurring and other non-comparable items, assuming no further economic deterioration, continued currency stability and typical seasonal sales factors for the remainder of the year. Snap-on expects to benefit from its cost savings activities and see sequential earnings improvement in the fourth quarter, with earnings per share in a range of $0.55 to $0.65 per share before restructuring, non-recurring and other non-comparable items. In the second quarter of 2001, Snap-on announced that it is taking significant action to (i) reduce costs companywide to adjust to the slower sales environment and (ii) improve operational performance in businesses not earning acceptable financial returns. In implementing these actions, Snap-on anticipates that it will incur restructuring, non-recurring and other non-comparable, pre-tax charges that will total approximately $65 million to $75 million in 2001, including charges of $20.5 million incurred during the second quarter. Further improvements are expected in 2002, as Snap-on realizes continuing benefits from its cost reduction and growth initiatives.

Safe Harbor: Statements in this document that are not historical facts, including statements (i) that include the words "expects," "likely," "targets," "anticipates," or "estimates" or similar words that reference Snap-on or its management; (ii) specifically identified as forward-looking; or (iii) describing Snap-on's or management's future outlook, plans, objectives or goals, are forward-looking statements. Snap-on or its representatives may also make similar forward-looking statements from time to time orally or in writing. Snap-on cautions the reader that these statements are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Those important factors include the timing and progress with which Snap-on can continue to achieve higher productivity and attain further cost reductions, including the acceleration of expense adjustments in response to revenue changes; Snap-on's ability to adapt to management changes as part of the management succession process, to retain and attract dealers, to integrate Bahco, and to withstand external negative factors including changes in trade, monetary and fiscal policies, laws and regulations, or other activities of governments or their agencies; and the absence of significant changes in the current competitive environment, inflation, energy supply or pricing, legal proceedings, supplier disruptions, currency fluctuations or the material worsening of economic and political situations around the world. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. Snap-on operates in a continually changing business environment and new factors emerge from time to time. Snap-on cannot predict such factors nor can it assess the impact, if any, of such factors on Snap-on's financial position or its results of operations. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at June 30, 2001, was $0.2 million on interest-rate-sensitive financial instruments, and $2.3 million on foreign-currency-sensitive financial instruments.

The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

                           PART II. OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

Snap-on held its Annual Meeting of Shareholders on April 27, 2001. The following is a summary of the matters voted on in that meeting. There were 64,208,265 outstanding shares eligible to vote.

     a) The shareholders elected four members of the Snap-on's Board of Directors, whose terms were up for reelection, to serve until the Annual Meeting in the year set forth below. The persons elected to the Snap-on's Board of Directors, the number of votes cast for and the number of votes withheld with respect to each of these persons were as follows:

         Director                For              Withheld            Term
         --------                ---              --------            ----
     Robert A. Cornog            54,928,383       2,820,509           2002
     Leonard A. Hadley           56,661,484       1,087,408           2004
     Frank S. Ptak               56,695,749       1,053,143           2004
     Edward H. Rensi             56,535,874       1,213,018           2004
     Bruce S. Chelberg                                                2003
     Arthur L. Kelly                                                  2003
     Roxanne J. Decyk                                                 2003
     Jack D. Michaels                                                 2003
     George W. Mead                                                   2002
     Richard F. Teerlink                                              2002

     b) The shareholders approved the 2001 Incentive Stock and Awards Plan. The number of votes cast for and against, as well as the number of abstentions and broker non-votes, are as follows:

         Votes For            Against          Abstained     Broker Non-Votes
         ---------            -------          ---------     ----------------
          44,975,282          6,691,411         562,350        5,519,849

Item 5:  Other Information

On April 24, 2001, Dale F. Elliott was elected president and chief executive officer, effective April 27, 2001.

On April 27, 2001, Robert A. Cornog retired as president and chief executive officer. Mr. Cornog will remain as chairman of the Board of Directors until the Annual Shareholders' meeting in April 2002. In addition, the Board of Directors appointed Mr. Elliott to the Board. As is customary practice with new Directors, Mr. Elliott joined the class of Directors to serve until the next Annual Shareholders' meeting.

Effective June 1, 2001, Mr. Branko M. Beronja tendered his resignation as a Director in light of other commitments.

Item 6:  Exhibits and Reports on Form 8-K


Item 6(a):  Exhibits

(10.1) Amended and Restated Snap-on Incorporated Deferred Compensation Plan, as amended by the Board of Directors on June 22, 2001.

(10.2) Employment Agreement between Snap-on Incorporated and Dale F. Elliott, effective as of April 27, 2001.

(12)      Computation of Ratio of Earnings to Fixed Charges


Item 6(b):  Reports on Form 8-K Filed During the Reporting Period

During the second quarter of 2001, Snap-on reported on Form 8-K the following:

Date Filed      Date of Report    Item
----------      --------------    ----
June 18, 2001   June 18, 2001     Item 9.  Snap-on filed a press release
                                  announcing second quarter 2001 performance expectations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized person.



                                      SNAP-ON INCORPORATED



Date:  August 10, 2001        /s/ Blaine A. Metzger
       ------------------    ------------------------------------------------
                             Blaine A. Metzger, Principal Accounting Officer,
                             Vice President and Controller

                                 EXHIBIT INDEX

Exhibit             Description
-------             -----------

(10.1) Amended and Restated Snap-on Incorporated Deferred Compensation Plan, as amended by the Board of Directors on June 22, 2001.

(10.2) Employment Agreement between Snap-on Incorporated and Dale F. Elliott, effective as of April 27, 2001.

(12)      Computation of Ratio of Earnings to Fixed Charges