Form 10-Q
period 2001-09-29
SNAP ON INC
filed 2001-11-13
CIK 91440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--   ACT OF 1934

     For quarterly period ended September 29, 2001

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

        Class                                    Outstanding at October 27, 2001
--------------------------                       -------------------------------
Common stock, $1 par value                            57,900,940 shares

                              SNAP-ON INCORPORATED

                                      INDEX

                                                                           Page
                                                                           ----

Part I.     Financial Information

                 Consolidated Statements of Earnings -
                 Thirteen and Thirty-nine Weeks Ended
                 September 29, 2001 and September 30, 2000                   3

                 Consolidated Balance Sheets -
                 September 29, 2001 and December 30, 2000                  4-5

                 Consolidated Statements of Cash Flows -
                 Thirty-nine Weeks Ended
                 September 29, 2001 and September 30, 2000                   6

                 Notes to Consolidated Financial Statements               7-14

                 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           15-23

                 Quantitative and Qualitative Disclosures
                 About Market Risk                                          24

Part II.    Other Information                                               25

                                                   PART I. FINANCIAL INFORMATION
                                                   Item 1: Financial Statements

                                                       SNAP-ON INCORPORATED
                                                CONSOLIDATED STATEMENTS OF EARNINGS
                                            (Amounts in millions except per share data)
                                                            (Unaudited)

                                                                Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                                                        -----------------------------------------------------------------------
                                                          September 29,       September 30,    September 29,     September 30,
                                                              2001                2000             2001              2000
                                                          -------------       -------------    -------------     -------------
Net sales                                                       $ 508.1             $ 511.9         $1,561.1          $1,619.4
Cost of goods sold                                               (273.3)             (278.9)          (843.3)           (872.7)
Cost of goods sold - non-recurring charges                        (12.4)                  -            (12.4)                -
Operating expenses                                               (199.0)             (187.7)          (607.4)           (576.5)
Net finance income                                                  7.7                 8.4             27.7              30.6
Restructuring and other non-recurring charges                     (18.0)                  -            (32.4)              (.4)
Interest expense                                                   (9.1)              (10.3)           (27.2)            (31.2)
Other income (expense) - net                                        (.8)                1.3              (.5)              3.2
                                                                -------             -------         --------          --------
Earnings from continuing operations before
  income taxes                                                      3.2                44.7             65.6             172.4
Income taxes on earnings from continuing operations                 2.6                16.3             26.7              63.0
                                                                -------             -------         --------          --------
Earnings before cumulative effect of a change in
  accounting principle                                              0.6                28.4             38.9             109.4
Cumulative effect of a change in accounting principle
  for derivatives in 2001 (net of tax benefit of $1.6),
  and for pensions in 2000 (net of tax of $15.9)                      -                   -             (2.5)             25.4
                                                                -------             -------         --------          --------
Net earnings                                                    $   0.6             $  28.4         $   36.4          $  134.8
                                                                =======             =======         ========          ========

Net earnings per share - basic and diluted:
Earnings before cumulative effect of a change in
  accounting principle                                          $   .01             $   .48         $    .67          $   1.86
Cumulative effect of a change in accounting
  principle, net of tax                                               -                   -             (.05)              .43
                                                                -------             -------         --------          --------
Net earnings per share                                          $   .01             $   .48         $    .62          $   2.29
                                                                =======             =======         ========          ========

Weighted-average shares outstanding:
  Basic                                                            58.0                58.5             57.9              58.6
  Effect of dilutive options                                         .2                  .2               .2                .2
                                                                -------             -------         --------          --------
  Diluted                                                          58.2                58.7             58.1              58.8
                                                                =======             =======         ========          ========

Dividends declared per common share                             $     -             $     -         $    .72          $    .70
                                                                =======             =======         ========          ========

                 See Notes to Consolidated Financial Statements.

                                      SNAP-ON INCORPORATED
                                  CONSOLIDATED BALANCE SHEETS
                            (Amounts in millions except share data)

                                                            September 29,         December 30,
                                                                2001                 2000
                                                            ----------------------------------
                                                             (Unaudited)
ASSETS
    Current Assets
       Cash and cash equivalents                               $    5.5            $    6.1

       Accounts receivable - net of allowances                    622.4               644.5

       Inventories
          Finished stock                                          388.0               386.0
          Work in process                                          47.4                45.1
          Raw materials                                            88.4                79.7
          Excess of current cost over LIFO cost                   (94.2)              (91.9)
                                                               --------            --------
          Total inventory                                         429.6               418.9

       Prepaid expenses and other assets                          133.7               116.9
                                                               --------            --------
          Total current assets                                  1,191.2             1,186.4

    Property and equipment
       Land                                                        23.7                24.3
       Buildings and improvements                                 197.2               204.8
       Machinery and equipment                                    492.6               477.2
                                                               --------            --------
                                                                  713.5               706.3
       Accumulated depreciation                                  (388.5)             (361.2)
                                                               --------            --------
          Property and equipment - net                            325.0               345.1

    Deferred income tax benefits                                   33.6                33.0
    Intangibles - net                                             401.2               424.6
    Other assets                                                   64.9                61.3
                                                               --------            --------

          Total assets                                         $2,015.9            $2,050.4
                                                               ========            ========


                See Notes to Consolidated Financial Statements.

                                      SNAP-ON INCORPORATED
                                  CONSOLIDATED BALANCE SHEETS
                            (Amounts in millions except share data)

                                                            September 29,         December 30,
                                                                2001                 2000
                                                            ----------------------------------
                                                             (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
       Accounts payable                                        $  147.6            $  161.0
       Notes payable and current maturities of long-term debt      42.4                70.3
       Accrued compensation                                        54.6                56.3
       Dealer deposits                                             45.6                39.8
       Deferred subscription revenue                               45.8                44.9
       Accrued restructuring reserves                              12.9                   -
       Other accrued liabilities                                  175.9               165.7
                                                               --------            --------
          Total current liabilities                               524.8               538.0

    Long-term debt                                                490.2               473.0
    Deferred income taxes                                          22.7                24.7
    Retiree health care benefits                                   95.0                92.2
    Pension liability                                              30.2                41.4
    Other long-term liabilities                                    36.3                37.1
                                                               --------            --------
          Total liabilities                                     1,199.2             1,206.4
                                                               --------            --------

SHAREHOLDERS' EQUITY
    Preferred stock - authorized 15,000,000 shares
      of $1 par value; none outstanding                               -                   -
    Common stock - authorized 250,000,000 shares
      of $1 par value; issued 66,834,945 and 66,789,090 shares     66.9                66.8
    Additional paid-in capital                                     37.3                71.6
    Retained earnings                                           1,046.0             1,051.3
    Accumulated other comprehensive income (loss)                (110.2)              (87.2)
    Grantor stock trust at fair market value - 6,131,354
      and 6,443,033 shares                                       (136.9)             (179.6)
    Treasury stock at cost - 2,793,435 and 2,523,435 shares       (86.4)              (78.9)
                                                               --------            --------
          Total shareholders' equity                              816.7               844.0
                                                               --------            --------

          Total liabilities and shareholders' equity           $2,015.9            $2,050.4
                                                               ========            ========

                 See Notes to Consolidated Financial Statements.

                                             SNAP-ON INCORPORATED
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Amounts in millions)
                                                  (Unaudited)
                                                                                  Thirty-nine Weeks Ended
                                                                              -------------------------------
                                                                              September 29,    September 30,
                                                                                  2001             2000
                                                                              -------------    -------------
OPERATING ACTIVITIES
    Net earnings                                                                   $   36.4          $ 134.8
    Adjustments to reconcile net earnings to net cash
      provided (used) by operating activities:
       Cumulative effect of a change in accounting principle
         (net of tax) for derivatives in 2001 and for pensions in 2000                  2.5            (25.4)
       Depreciation                                                                    38.1             38.7
       Amortization of intangibles                                                     13.5             12.7
       Deferred income tax provision                                                    6.5             13.9
       Gain on sale of assets                                                           (.2)            (2.1)
       Mark-to-market on cash flow hedges, net of tax                                  (2.0)               -
       Restructuring and other non-recurring charges, net of tax                       29.8               .2
    Changes in operating assets and liabilities, net of
      effects of acquisitions:
       (Increase) decrease in receivables                                              14.5             (9.4)
       (Increase) decrease in inventories                                             (30.4)            (7.6)
       (Increase) decrease in prepaid and other assets                                (13.6)           (11.5)
       Increase (decrease) in accounts payable                                        (10.0)            (2.0)
       Increase (decrease) in accruals and other liabilities                          (10.6)           (27.2)
                                                                                   --------         --------
    Net cash provided by operating activities                                          74.5            115.1

INVESTING ACTIVITIES
    Capital expenditures                                                              (33.6)           (42.4)
    Acquisitions of businesses - net of cash acquired                                   (.9)            (9.6)
    Disposal of property and equipment                                                  5.4              8.2
                                                                                   --------         --------
    Net cash used in investing activities                                             (29.1)           (43.8)

FINANCING ACTIVITIES
    Payment of long-term debt                                                          (4.8)            (2.9)
    Proceeds from issuance of long-term debt                                          200.1              4.2
    Increase (decrease) in short-term borrowings - net                               (200.2)           (24.5)
    Purchase of treasury stock                                                         (7.5)           (20.2)
    Proceeds from stock purchase and option plans                                       8.6              6.6
    Cash dividends paid                                                               (41.7)           (42.1)
                                                                                   --------         --------
    Net cash used in financing activities                                             (45.5)           (78.9)

Effect of exchange rate changes on cash                                                 (.5)            (1.0)
                                                                                   --------         --------
Increase (decrease) in cash and cash equivalents                                        (.6)            (8.6)

Cash and cash equivalents at beginning of period                                        6.1             17.6
                                                                                   --------         --------
Cash and cash equivalents at end of period                                         $    5.5         $    9.0
                                                                                   ========         ========
Supplemental cash flow disclosures:
    Cash paid for interest                                                         $   25.3         $   30.2
    Cash paid for income taxes                                                     $   14.5         $   34.8

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

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments and adjustments related to restructuring and other non-recurring charges) necessary to a fair statement of financial condition and results of operations for the thirteen and thirty-nine weeks ended September 29, 2001, have been made. Management also believes that the results of operations for the thirteen and thirty-nine weeks ended September 29, 2001, are not necessarily indicative of the results to be expected for the full year.

     During the fourth quarter of 2000, Snap-on recorded a pre-tax gain of $41.3 million ($25.4 million after tax) for the cumulative effect of a change in accounting principle for pensions that was retroactive to the first quarter of 2000. Previously reported third quarter and year-to-date 2000 results have been restated for a reduction in periodic pension expense of $2.4 million ($1.5 million after tax) and $7.2 million ($4.5 million after tax), respectively, as a result of this change in accounting for pensions. The year-to-date 2000 results also reflect the cumulative effect gain of $25.4 million. Certain other prior-year amounts have been reclassified to conform with the current-year presentation.

2. In the second quarter of 2001, Snap-on announced that it is taking significant action to (i) reduce costs companywide to adjust to the slower sales environment and (ii) improve operational performance in businesses not earning acceptable financial returns. As a result of selective rationalization and consolidation actions, Snap-on expects to reduce its global workforce of 14,000 by approximately 4% and consolidate/close several facilities. In implementing these actions, Snap-on anticipates that it will incur restructuring, non-recurring and other non-comparable, pre-tax charges totaling $65 million to $75 million in 2001, including second quarter charges of $20.5 million, third quarter charges of $34.4 million and fourth quarter anticipated charges of $10 to $20 million. Approximately 55% of the $54.9 million of charges incurred to date were non-cash, with the remaining costs requiring cash outflows from operations and borrowings under Snap-on's existing credit facilities.

     In the third quarter of 2001, Snap-on recorded special charges of $34.4 million before tax, or $23.3 million after tax ($0.40 per diluted share), comprised of restructuring and non-recurring charges of $18.0 million, non-recurring charges in cost of goods sold of $12.4 million, and non-comparable charges in operating expenses of $4.0 million. Restructuring and other non-recurring charges of $18.0 million include $4.8 million for non-cancelable lease agreements and related facility asset write-downs for the consolidation/closure of three manufacturing facilities and 14 sales/administration offices, $12.4 million of severance costs for the elimination of 358 positions, $0.5 million for legal and professional services and $0.3 million in non-recurring relocation transition costs.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     During the third quarter of 2001, Snap-on incurred non-recurring charges of $12.4 million comprised of $2.1 million for inventory write-downs associated with the restructuring activities and $10.3 million for additional inventory write-downs and warranty costs associated with the company's previously announced exiting of an unprofitable segment of the emissions-testing business in the fourth quarter of 2000. Snap-on recorded charges for expected losses on the disposition of discontinued inventory, extended warranty costs and other asset impairments related to this exit plan in December 2000. Snap-on's decision to exit this segment of the emissions-testing business was prompted by continued changes in technology and emissions regulations at both the state and federal levels. During 2001, Snap-on has experienced higher than expected warranty costs and increased difficulty in collecting accounts receivable. As a result, Snap-on revised its cost estimates relative to the emissions exit plan and recorded additional non-recurring charges in the third quarter of 2001 of $10.3 million for the disposition of discontinued inventory and for additional warranty costs as part of its exit strategy. Snap-on also recorded $4.0 million of non-comparable costs in operating expenses for emissions-related bad debts.

     The composition of Snap-on's restructuring charge activity for the nine months ended September 29, 2001, was as follows:

                                                             Restructuring Reserve
                                           ---------------------------------------------------------
                                             Balance as of                          Balance as of
                                           December 30, 2000  Additions   Usage   September 29, 2001
                                           -----------------  ---------   -----   ------------------
     (Amounts in millions)
     Expenditures for severance and
      facility consolidation/closure costs      $    -           $19.1    $ (6.2)       $12.9
     Loss on write-down of assets                    -             4.6      (4.6)           -
                                                ------           -----    ------        -----
     Total                                      $    -           $23.7    $(10.8)       $12.9
                                                =======          =====    ======        =====

     For the first nine months of 2001, Snap-on recorded restructuring and non-recurring charges totaling $44.8 million before tax ($29.8 million after tax), comprised of restructuring and non-recurring charges of $32.4 million ($23.7 million of restructuring charges and $8.7 million of non-recurring charges) and non-recurring charges in cost of goods sold of $12.4 million. The restructuring charges of $23.7 million are for the consolidation/closure of 26 facilities, comprised of seven manufacturing facilities and 19 sales/administration offices, and includes $13.5 million for severance costs associated with the elimination of 456 positions, $9.5 million for non-cancelable lease agreements and related facility asset write-downs, and $0.7 million for other exit-related costs related to legal and professional services. Severance costs provided for worldwide salaried and hourly employees relate to facility closures, consolidation and streamlining initiatives. The non-recurring charges of $8.7 million include $8.4 million for management transition costs associated with the April 2001 retirement of Snap-on's president and chief executive officer and the appointment of Dale F. Elliott, Snap-on's president - diagnostics and industrial, as successor to this position and $0.3 million for equipment relocation transition costs. The non-recurring charges of $12.4 million reflect $2.1 million for inventory write-downs associated with the restructuring activities and $10.3 million of additional inventory write-downs and warranty costs associated with the company's exiting of a segment of the emissions-testing business.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     As of September 29, 2001, 74 employees have been separated from the company and severance payments of $1.8 million have been made in conjunction with the company's 2001 restructuring activities. Snap-on believes that the restructuring reserve balance of $12.9 million at September 29, 2001 is adequate to complete all announced activities and anticipates that all announced actions will be completed by the end of the third quarter of 2002.

     Snap-on expects to fund cash requirements of its 2001 restructuring activities with cash flows from operations and borrowings under the company's existing credit facilities. The specific restructuring measures and estimated costs were based on management's best business judgment under prevailing circumstances.

     For the first nine months of 2001, Snap-on recorded $10.1 million of non-comparable costs consisting of $4.0 million in operating expenses for emissions-related bad debts and $6.1 million (consisting of $1.5 million cost of goods sold and $4.6 million in operating expenses) associated with the termination of an European equipment supplier agreement.

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

     Foreign Currency Derivative Instruments: Snap-on has operations in a number of countries and has intercompany transactions among them and, as a result, is exposed to changes in foreign currency exchange rates. Snap-on manages most of these exposures on a consolidated basis, which allows for netting of certain exposures to take advantage of natural offsets. To the extent the net exposures are hedged, forward exchange contracts are used. Gains and/or losses on these foreign currency hedges are intended to offset losses and/or gains on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. At September 29, 2001, Snap-on had net outstanding foreign exchange forward contracts totaling $166.1 million comprised of $75.0 million in euros, $53.1 million in British pounds, $25.2 million in Canadian dollars, $2.9 million in Swedish krona and $9.9 million in other currencies.

     Snap-on's forward exchange contracts generally do not qualify for hedge accounting treatment under SFAS No. 133 and are excluded from the assessment of effectiveness. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in other income (expense). Those forward exchange contracts that qualify for hedge accounting treatment are accounted for as cash flow hedges where the effective portion of the changes in fair value of the derivative is recorded in other comprehensive income (loss). When the hedged item is realized in income, the gain or loss included in accumulated other comprehensive income (loss) is reclassified to income in the same financial statement caption as the hedged item. The ineffective portion of changes in fair value of the cash flow hedges are reported in earnings as foreign exchange gain or loss, which is included in other income (expense). Forward points on forward exchange contracts are recognized as interest expense.

     Non-Derivative Instruments Designated in Hedging Relationships: Snap-on uses non-U.S. dollar financing transactions as net investment hedges of long-term investments in the corresponding foreign currency. Hedges that meet the effectiveness requirements are accounted for under net investment hedging rules. The effective portion of the fair value of derivatives used as a net investment hedge of a foreign operation is recorded in accumulated other comprehensive income (loss) as a cumulative translation adjustment. When applicable, the ineffective portion of the change in the fair value of a derivative or non-derivative instrument designated as a net investment hedge is recorded in earnings as foreign exchange gain or loss, which is included in other income (expense). At September 29, 2001, net gains of $3.9 million arising from effective hedges of net investments have been reflected in the cumulative translation adjustment account as a component of accumulated other comprehensive income (loss).

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates, specifically the future issuance of commercial paper. Snap-on has interest rate swap agreements in place that effectively exchange floating rate payments for fixed rate payments. Interest rate swap agreements are accounted for as cash flow hedges. The differentials paid or received on interest rate swap agreements are accrued and recognized as adjustments to interest expense. The effective portion of the change in fair value of the derivative is recorded in other comprehensive income
     (loss), while any ineffective portion is recorded as an adjustment to interest expense. The notional amount of interest rate swaps was $75.0 million at September 29, 2001.

     For all derivatives qualifying for hedge accounting under SFAS No. 133, the net accumulated derivative loss at September 29, 2001, was $2.0 million, after tax, and is reflected in accumulated other comprehensive income
     (loss) on the balance sheet. At September 29, 2001, the maximum maturity date of any cash flow hedge is approximately 42 months. During the next
     12 months, Snap-on expects to reclassify into earnings net losses from accumulated other comprehensive income (loss) of approximately $1.0 million, after tax, at the time the underlying hedged transactions are realized.

     During the third quarter ended September 29, 2001, cash flow hedge ineffectiveness was not material. However, there were pre-tax derivative losses of $0.5 million in the third quarter of 2001 excluded from the assessment of effectiveness recorded in interest expense.

5. Basic and diluted earnings per share were computed by dividing net earnings by the corresponding weighted-average common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method.

6. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method, prohibiting the use of the Pooling-of-Interests approach and includes criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 requires the periodic testing of goodwill and indefinite-lived intangible assets for impairment, as compared to the current method of amortizing such assets to expense over their estimated useful lives. Snap-on will adopt SFAS No. 142 at the beginning of its 2002 fiscal year, and currently estimates that the impact of discontinuing goodwill amortization will approximate $15 million on an annualized basis. As of September 29, 2001, Snap-on's goodwill balance, net of accumulated amortization, was $340.1 million. Snap-on is currently evaluating what additional impact the new accounting standards may have on Snap-on's financial position or results of operations.

     The FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in June 2001. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The statement will be effective for fiscal years beginning after June 15, 2002.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement provides a single accounting model for long-lived assets to be disposed of.

     Snap-on will adopt SFAS No. 144 at the beginning of its 2002 fiscal year, while SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. Snap-on is currently evaluating the impact these new accounting standards may have on Snap-on's financial position or results of operations.

7. In August 2001, Snap-on issued $200 million of notes pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission in 1994. The registration allowed Snap-on to issue up to $300 million of unsecured indebtedness to the public. In October 1995, Snap-on issued $100 million of unsecured notes to the public under this shelf registration. The August 2001 notes require semiannual interest payments at the rate of 6.25% and mature in their entirety on August 15, 2011.
     The October 1995 notes require semiannual interest payments at a rate of 6.625% and mature in their entirety on October 1, 2005.

8. Total comprehensive income for the thirteen and thirty-nine week periods ended September 29, 2001, and September 30, 2000, was as follows:

                                                     Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                               -------------------------------    -------------------------------
                                               September 29,     September 30,    September 29,     September 30,
     (Amounts in millions)                         2001              2000             2001              2000
                                               -------------     -------------    -------------     -------------
      Net earnings                                  $     .6          $   28.4         $   36.4          $  134.8
      Foreign currency translation                      11.2             (49.2)           (21.1)            (54.7)
      Change in fair value of derivative
        instruments, net of tax                         (1.2)                -             (2.0)                -
                                                    --------          --------         --------          --------
      Total comprehensive income                    $   10.6          $  (20.8)        $   13.3          $   80.1
                                                    ========          ========         ========          ========

9. Snap-on filed a complaint against SPX Corporation ("SPX") alleging infringement of Snap-on's patents and asserting claims relating to SPX's hiring of the former president of Sun Electric, a subsidiary of Snap-on. SPX filed a counterclaim, alleging infringement of certain SPX patents. The dispute will be resolved through binding arbitration, which began October 22 and is presently scheduled to conclude by year end. The parties have agreed to an arbitration procedure that requires the arbitrator to render an award either in favor of Snap-on for $3 million or in favor of SPX for $44 million. Although management believes the more likely result is that Snap-on will prevail in its claims and be entitled to damages of $3 million, it is not possible at this time to predict the outcome of the arbitration with certainty.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Snap-on is involved in other various legal matters that are being defended and handled in the ordinary course of business and Snap-on maintains accruals for such costs. Although it is not possible to predict the outcome of these other matters, management believes that the results will not have a material impact on Snap-on's financial statements.

10. Snap-on has two reportable segments: the Snap-on Dealer Group and the Commercial and Industrial Group. These segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. The Snap-on Dealer Group consists of Snap-on's business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations serving the worldwide non-dealer tool and equipment products businesses. These two segments derive revenues primarily from the sale of tools and equipment.

     Snap-on evaluates the performance of its operating segments based on segment net sales and operating earnings. Snap-on defines operating earnings for segment reporting purposes as Net Sales less Cost of Goods Sold and Operating Expenses, excluding restructuring and non-recurring charges. Snap-on accounts for intersegment sales and transfers based primarily on standard costs established between the segments. Snap-on allocates shared service expenses to those segments that utilize the services based on their percentage of revenues from external sources.

     Financial data by segment:
                                                     Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                               -------------------------------    -------------------------------
                                               September 29,     September 30,    September 29,     September 30,
     (Amounts in millions)                         2001              2000             2001              2000
                                               -------------     -------------    -------------     -------------
     Net sales from external customers:
     Snap-on Dealer Group                           $  259.6          $  251.3         $  777.3          $  796.6
     Commercial and Industrial Group                   248.5             260.6            783.8             822.8
                                                    --------          --------         --------          --------
     Total net sales                                $  508.1          $  511.9         $1,561.1          $1,619.4
                                                    ========          ========         ========          ========
     Intersegment sales:
     Snap-on Dealer Group                           $      -          $      -         $      -          $      -
     Commercial and Industrial Group                    92.7              81.9            285.3             269.8
                                                    --------          --------         --------          --------
     Total intersegment sales                           92.7              81.9            285.3             269.8
     Elimination of intersegment sales                 (92.7)            (81.9)          (285.3)           (269.8)
                                                    --------          --------         --------          --------
     Total consolidated intersegment sales          $      -          $      -         $      -          $      -
                                                    ========          ========         ========          ========

                                                SNAP-ON INCORPORATED
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                     Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                               -------------------------------    -------------------------------
                                               September 29,     September 30,    September 29,     September 30,
     (Amounts in millions)                         2001              2000             2001              2000
                                               -------------     -------------    -------------     -------------
     Earnings:
     Snap-on Dealer Group                           $   30.3          $   24.8         $   84.1          $  102.6
     Commercial and Industrial Group                     5.5              20.5             26.3              67.6
                                                    --------          --------         --------          --------
     Segment operating earnings                         35.8              45.3            110.4             170.2
     Net finance income                                  7.7               8.4             27.7              30.6
     Restructuring and other
       non-recurring charges                           (30.4)                -            (44.8)              (.4)
     Interest expense                                   (9.1)            (10.3)           (27.2)            (31.2)
     Other income (expense) - net                        (.8)              1.3              (.5)              3.2
                                                    --------          --------         --------          --------
     Total pre-tax earnings from
       continuing operations                        $    3.2          $   44.7         $   65.6          $  172.4
                                                    ========          ========         ========          ========
                                                            As of
                                               -------------------------------
                                               September 29,      December 30,
                                                   2001              2000
                                               -------------------------------
     Assets:
     Snap-on Dealer Group                           $  825.0          $  796.0
     Commercial and Industrial Group                 1,150.1           1,210.8
                                                    --------          --------
     Total from reportable segments                  1,975.1           2,006.8
     Financial Services                                 94.2              96.2
     Elimination of intersegment receivables           (53.4)            (52.6)
                                                    --------          --------
     Total assets                                   $2,015.9          $2,050.4
                                                    ========          ========

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated
------------

Net sales in the third quarter of 2001 were $508.1 million, down 0.7% versus the comparable period in 2000. For the first nine months of 2001, net sales were $1,561.1 million, down 3.6% as compared to $1,619.4 million in the first nine months of 2000. The year-over-year decrease in net sales for both the third quarter and first nine months of 2001 reflects lower organic sales of equipment and large diagnostics products for the vehicle-repair market in Europe and North America as a result of soft market conditions, as well as the impact of unfavorable currency translations. Currency translation negatively impacted sales by 1% for the third quarter and 2% for the first nine months of 2001. Organic sales were essentially flat for the third quarter and down 1% for the first nine months of 2001. Snap-on Incorporated ("Snap-on") defines organic sales growth as the change in year-over-year base sales volumes, excluding the impact of acquisitions, divestitures and currency translation.

Net earnings for the third quarter of 2001 were $0.6 million, or $.01 per diluted share, as compared with $28.4 million, or $.48 per diluted share, in 2000. The decrease in net earnings largely reflects lower operating margins and restructuring and non-recurring charges. Contributing to the 2001 margin erosion were higher training and recruiting costs related to Snap-on's "More Feet on the Street" dealer expansion initiative, unfavorable operating leverage associated with the lower-than-planned sales, new product development and increased bad debt provisions as a result of the slowing economy. Net earnings for the third quarter were adversely impacted by charges totaling $34.4 million ($23.3 million after tax, or $.40 per share), including restructuring and non-recurring charges of $30.4 million and other non-comparable charges of $4.0 million. For additional information on Snap-on's restructuring initiatives and non-recurring charges, refer to pages 18-20.

For the first nine months of 2001, net earnings, before the cumulative effect of a change in accounting principle in both years, were $38.9 million, or $.67 per diluted share, as compared with $109.4 million, or $1.86 per diluted share, in 2000. The year-over-year decrease in net earnings is primarily due to lower sales of higher margin product and higher operating expenses as a result of unfavorable operating leverage from the lower sales volumes, increased costs for new product development, higher training and recruiting costs associated with the More Feet on the Street initiative, higher energy-driven costs, increased bad debt provisions and restructuring and non-recurring charges.

Net earnings for the first nine months of 2001 were $36.4 million, or $.62 per share, as compared to $134.8 million, or $2.29 per share, in the comparable prior-year period. In 2001, Snap-on incurred a net charge of $2.5 million, or $.05 per share, for the cumulative effect of an accounting change associated with Snap-on's adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Net earnings in 2000 included a net gain of $25.4 million, or $.43 per share, for the cumulative effect of an accounting change related to pensions. This change, which occurred during the fourth quarter of 2000, was retroactive to the first quarter of 2000. As a result, previously reported third quarter and year-to-date 2000 results have been restated to reflect a reduction in periodic pension expense of $2.4 million pretax ($1.5 million after tax) and $7.2 million pretax ($4.5 million after tax), respectively, as a result of this change.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross profit for the third quarter of 2001 was $222.4 million, down 4.5% from $233.0 million in the third quarter of 2000. As a percentage of net sales, gross profit margin in the third quarter of 2001 declined to 43.8%, as compared to 45.5% in the comparable prior-year period. Gross profit for the first nine months of 2001 was $705.4 million, down 5.5% from $746.7 million in the prior-year period. As a percentage of net sales, gross profit margin for the first nine months of 2001 declined to 45.2%, versus 46.1% in the first nine months of 2000. The year-over-year decline in gross margin for both periods primarily reflects the adverse effect of non-recurring charges incurred in the third quarter of 2001, as well as the under-absorption of manufacturing costs from the lower-than-planned sales. These margin declines were partially offset by the impacts of effective price discipline and improved productivity, along with the success of new product introductions.

Operating expenses for the third quarter of 2001 were $199.0 million, up $11.3 million or 6.0%, as compared to $187.7 million in the third quarter of 2000. As a percentage of net sales, operating expenses increased to 39.2% of net sales in the third quarter of 2001, versus 36.7% in 2000. For the first nine months of 2001, operating expenses were $607.4 million, up $30.9 million or 5.4%, as compared to $576.5 million in 2000. As a percentage of net sales, year-to-date 2001 operating expenses were 38.9%, as compared to 35.6% in the comparable prior-year period. The year-over-year increase in operating expenses for both the third quarter and the first nine months of 2001, is largely due to unfavorable operating leverage from the lower sales volumes, increased new product development costs, higher training and recruiting costs associated with the More Feet on the Street initiative, increased bad debts provisions and asset write-downs associated with the previously announced exit of an unprofitable segment of the emissions business in the fourth quarter of 2000. Year-to-date 2001 operating expenses were further impacted by costs associated with the termination of a European equipment supplier arrangement and higher energy-driven costs.

Segment Results
---------------

Snap-on Dealer Group

In the worldwide Snap-on Dealer Group segment, sales of $259.6 million for the third quarter of 2001 were up 3.3% from the comparable prior-year levels. Organic sales for the third quarter increased 5%, reflecting continued strength in core tools and tool storage, combined with an expanded number of dealers from the More Feet on the Street program and the introduction of new products and marketing efforts. These sales increases more than offset the continued sluggish demand for big-ticket equipment and diagnostics products, which are principally sold through the tech rep sales organization. For the third quarter, in the U.S., dealer business sales were up 6% compared to the weak volume reported in the third quarter of 2000 when the vehicle-service market was adversely impacted by high fuel costs, partially offset by a decrease in sales of big-ticket equipment and diagnostic products. Third-quarter European dealer sales increased 5%, reflecting the continued postitive impact of hand-held diagnostics introduced into the United Kingdom during the second quarter of 2001. In Japan and Australia, reported sales for the third quarter of 2001 declined 7%, primarily reflecting unfavorable currency translations. Excluding currency impacts, total non-U.S. dealer sales for the third quarter of 2001 increased 6%.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Segment earnings for the third quarter of 2001 were $30.3 million, as compared to $24.8 million in the third quarter of 2000. The improvement in segment earnings for the third quarter of 2001 reflects the higher operating leverage from the increased sales along with the positive contribution from new products, partially offset by higher training and recruiting costs related to expanding the dealer base.

On a year-to-date basis, segment sales of $777.3 million were down 2.4% as compared to the first nine months of 2000. Year-to-date organic sales decreased 1%, reflecting lower sales of big-ticket products. U.S. dealer business sales were down 1% for the nine-month period with increases in sales of tools and tool storage products, offset by decreases in sales of big-ticket equipment and diagnostic products, primarily sold through the tech rep sales organization. Year-to-date European sales were down 2% and Japan and Australia sales were down 11% on a reported basis, primarily reflecting unfavorable currency translations. Excluding the effects of currency translation, total non-U.S. dealer sales were up 4% for the first nine months of 2001.

For the first nine months of 2001, segment earnings were $84.1 million, versus $102.6 million in the first nine months of 2000. The decrease in segment earnings reflects the negative operating leverage experienced during the first half of the year on the lower-than-planned sales volume, the impact of having non-U.S. dealer operations supplied by U.S. manufacturing facilities and higher training and recruiting costs related to expanding the dealer base. Year-to-date, a net increase of 163 dealers in the United States from the More Feet on the Street program is progressing in line with the company's target of a 10% increase in dealers by mid-year 2002.


Commercial and Industrial Group

In the Commercial and Industrial Group segment, sales of $248.5 million for the third quarter of 2001 declined 4.6% from prior-year levels. Organic sales for the third quarter decreased 3% largely due to a decline in industrial tool sales and continued softness in the diagnostics and equipment markets. On a reported basis, sales of tools in the European and U.S. industrial sectors declined 8%, reflecting the erosion in confidence and weaker economic conditions affecting many industrial sectors such as automotive, electronics and aerospace, while equipment sales declined 2% and the diagnostics business in Europe was down 4%. Equipment sales to new-vehicle dealerships under facilitation agreements increased 7%. Non-U.S. operations in the segment declined 4%, excluding currency impacts.

Segment earnings for the third quarter of 2001 were $5.5 million, as compared to $20.5 million in the third quarter of 2000. The decline in segment earnings in the third quarter reflects the lower sales volumes and non-comparable charges for asset write-downs related to the previously announced exit of an unprofitable segment of the emissions-testing business.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the first nine months of 2001, sales of $783.8 million declined 4.7% from the prior-year period. Organic sales declined 2%, principally from continued softness in the diagnostics and equipment markets. On a reported basis, sales of tools in industrial sectors were down 5%, equipment sales declined 8%, the diagnostics business in Europe was down 8% and equipment sales to new-vehicle dealerships under facilitation agreements also declined 5%. Non-U.S. operations in the segment declined 2%, excluding currency impacts.

For the first nine months of 2001, segment earnings were $26.3 million, as compared to $67.6 million in the first nine months of 2000. The decline in segment earnings for the nine-month period further reflects the lower sales volumes and non-comparable charges incurred during 2001. The non-comparable charges include asset write-downs incurred in the third quarter related to the previously announced exit of an unprofitable segment of the emissions-testing business and $5.6 million in charges incurred in the second quarter of 2001, primarily related to the termination of a European supplier agreement.


Restructuring and Non-Recurring Charges
---------------------------------------

In the second quarter of 2001, Snap-on announced that it is taking significant action to (i) reduce costs companywide to adjust to the slower sales environment and (ii) improve operational performance in businesses not earning acceptable financial returns. As a result of selective rationalization and consolidation actions, Snap-on expects to reduce its global workforce of 14,000 by approximately 4% and consolidate/close several facilities. In implementing these actions, Snap-on anticipates that it will incur restructuring, non-recurring and other non-comparable, pre-tax charges totaling $65 million to $75 million in 2001, including second quarter charges of $20.5 million, third quarter charges of $34.4 million and fourth quarter anticipated charges of $10 to $20 million. Approximately 55% of the $54.9 million of charges incurred to date were non-cash, with the remaining costs requiring cash outflows from operations and borrowings under Snap-on's existing credit facilities.

In the third quarter of 2001, Snap-on recorded special charges of $34.4 million before tax, or $23.3 million after tax ($0.40 per diluted share), comprised of restructuring and non-recurring charges of $18.0 million, non-recurring charges in cost of goods sold of $12.4 million, and non-comparable charges in operating expenses of $4.0 million. Restructuring and other non-recurring charges of $18.0 million include $4.8 million for non-cancelable lease agreements and related facility asset write-downs for the consolidation/closure of three manufacturing facilities and 14 sales/administration offices, $12.4 million of severance costs for the elimination of 358 positions, $0.5 million for legal and professional services and $0.3 million in non-recurring relocation transition costs.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the third quarter of 2001, Snap-on incurred non-recurring charges of $12.4 million comprised of $2.1 million for inventory write-downs associated with the restructuring activities and $10.3 million for additional inventory write-downs and warranty costs associated with the company's previously announced exiting of an unprofitable segment of the emissions-testing business in the fourth quarter of 2000. Snap-on recorded charges for expected losses on the disposition of discontinued inventory, extended warranty costs and other asset impairments related to this exit plan in December 2000. Snap-on's decision to exit this segment of the emissions-testing business was prompted by continued changes in technology and emissions regulations at both the state and federal levels. During 2001, Snap-on has experienced higher than expected warranty costs and increased difficulty in collecting accounts receivable. As a result, Snap-on revised its cost estimates relative to the emissions exit plan and recorded additional non-recurring charges in the third quarter of 2001 of $10.3 million for the disposition of discontinued inventory and for additional warranty costs as part of its exit strategy. Snap-on also recorded $4.0 million of non-comparable costs in operating expenses for emissions-related bad debts.

The composition of Snap-on's restructuring charge activity for the nine months ended September 29, 2001, was as follows:

                                                             Restructuring Reserve
                                           ---------------------------------------------------------
                                             Balance as of                          Balance as of
                                           December 30, 2000  Additions   Usage   September 29, 2001
                                           -----------------  ---------   -----   ------------------
     (Amounts in millions)
     Expenditures for severance and
      facility consolidation/closure costs      $    -           $19.1    $ (6.2)       $12.9
     Loss on write-down of assets                    -             4.6      (4.6)           -
                                                ------           -----    ------        -----
     Total                                      $    -           $23.7    $(10.8)       $12.9
                                                =======          =====    ======        =====

For the first nine months of 2001, Snap-on recorded restructuring and non-recurring charges totaling $44.8 million before tax ($29.8 million after tax), comprised of restructuring and non-recurring charges of $32.4 million ($23.7 million of restructuring charges and $8.7 million of non-recurring charges) and non-recurring charges in cost of goods sold of $12.4 million. The restructuring charges of $23.7 million are for the consolidation/closure of 26 facilities, comprised of seven manufacturing facilities and 19 sales/administration offices, and includes $13.5 million for severance costs associated with the elimination of 456 positions, $9.5 million for non-cancelable lease agreements and related facility asset write-downs, and $0.7 million for other exit-related costs related to legal and professional services. Severance costs provided for worldwide salaried and hourly employees relate to facility closures, consolidation and streamlining initiatives. The non-recurring charges of $8.7 million include $8.4 million for management transition costs associated with the April 2001 retirement of Snap-on's president and chief executive officer and the appointment of Dale F. Elliott, Snap-on's president - diagnostics and industrial, as successor to this position and $0.3 million for equipment relocation transition costs. The non-recurring charges of $12.4 million reflect $2.1 million for inventory write-downs associated with the restructuring activities and $10.3 million of additional inventory write-downs and warranty costs associated with the company's exiting of a segment of the emissions-testing business.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As of September 29, 2001, 74 employees have been separated from the company and severance payments of $1.8 million have been made in conjunction with the company's 2001 restructuring activities. Snap-on believes that the restructuring reserve balance of $12.9 million at September 29, 2001 is adequate to complete all announced activities and anticipates that all announced actions will be completed by the end of the third quarter of 2002.

Snap-on expects to fund cash requirements of its 2001 restructuring activities with cash flows from operations and borrowings under the company's existing credit facilities. The specific restructuring measures and estimated costs were based on management's best business judgment under prevailing circumstances.

For the first nine months of 2001, Snap-on recorded $10.1 million of non-comparable costs consisting of $4.0 million in operating expenses for emissions-related bad debts and $6.1 million (consisting of $1.5 million cost of goods sold and $4.6 million in operating expenses) associated with the termination of an European equipment supplier agreement.


Other
-----

Net finance income was $7.7 million and $27.7 million for the third quarter and first nine months of 2001, a decline from $8.4 million and $30.6 million in the comparable prior-year periods. The decrease in both periods is a result of lower originations related to the soft demand for capital-type equipment and diagnostics products, partially offset by a more favorable interest-rate environment. The decrease for the nine-month period also reflects the inclusion of deferred income in 2000 from the sale of extended-credit receivables associated with the formation of the credit joint venture in 1999.

Interest expense for the third quarter of 2001 was $9.1 million, a decrease of $1.2 million from the prior-year period. For the first nine months of 2001, interest expense of $27.2 million was down $4.0 million from $31.2 million for the first nine months of 2000. The decrease in interest expense in both periods is the result of lower debt levels and lower average interest rates in 2001, as compared to the prior year.

Other income (expense) - net was an expense of $0.8 million in the third quarter of 2001, as compared to income of $1.3 million in the third quarter of 2000. For the first nine months of 2001, other income (expense) - net was expense of $0.5 million, as compared to income of $3.2 million in 2000. The change in other income (expense) for both periods reflects the impact of all non-operating items such as interest income, minority interests, disposal of fixed assets, exchange rate transactions, hedging gains and losses, gains from life insurance policies and other miscellaneous items.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The effective tax rate, before cumulative effect, restructuring, non-recurring and other non-comparable items, was 36.5% for both the third quarter and first nine months of 2001 and 2000. The tax rate on the third quarter 2001 restructuring, non-recurring and other non-comparable charges of $34.4 million was 32.3%. Including these charges, Snap-on's overall effective tax rate, before cumulative effect of accounting change, was 81.3% in the third quarter of 2001 and 40.7% for the first nine months of 2001. For 2000, the effective tax rate, before cumulative effect of accounting change, was 36.5% for both the third quarter and first nine months of 2000.


FINANCIAL CONDITION

Cash and cash equivalents were $5.5 million at the end of the third quarter, down slightly from $6.1 million at the end of 2000. Net cash provided by operating activities decreased to $74.5 million for the first nine months of 2001, as compared to $115.1 million in the comparable prior-year period, primarily due to the year-over-year decline in earnings. Working capital of $666.4 million at the end of the third quarter increased $18.0 million from $648.4 million at year-end 2000.

The total-debt-to-total-capital ratio at the end of the third quarter of 2001 was 39.5%, as compared to 41.1% in the prior-year period, and 39.2% at year-end 2000. Total invested capital was $1,349.3 million, down $38.0 million from year-end 2000. Total short-term and long-term debt was $532.6 million at the end of the third quarter, as compared to $543.3 million at year-end 2000 and $593.2 at the end of the third quarter of 2000. Total debt levels decreased $10.7 million from year-end and decreased $60.6 million from prior year, reflecting the increased focus on strengthening cash flow.

At September 29, 2001, Snap-on had $458.3 million of multi-currency revolving credit facilities to support its commercial paper programs. In August 2001, Snap-on issued $200 million of notes pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission in 1994. The registration allowed Snap-on to issue up to $300 million of unsecured indebtedness to the public. In October 1995, Snap-on issued $100 million of unsecured notes to the public under this shelf registration statement. The August 2001 notes require semiannual interest payments at the rate of 6.25% and mature in their entirety on August 15, 2011. The October 1995 notes require semiannual interest payments at a rate of 6.625% and mature in their entirety on October 1, 2005.

Accounts receivable at the end of the third quarter were $622.4 million, down $22.1 million compared with year-end 2000 due to lower sales volumes.

Inventories were up $10.7 million to $429.6 million at the end of the third quarter from $418.9 million at the end of 2000, reflecting normal increases to support the higher seasonal fourth quarter level of sales activity.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capital expenditures were $33.6 million for the first nine months of 2001, compared with $42.4 million in the same period a year ago. Expenditures primarily represent ongoing replacements and upgrades of manufacturing and distribution facilities and equipment, and additional upgrades to computer systems resulting from ongoing business requirements or restructuring initiatives. For the full year 2001, Snap-on anticipates capital expenditures will be in the range of $45 million to $50 million, down from $57.6 million in 2000.

Snap-on believes it has sufficient sources of liquidity to support working capital requirements, finance capital expenditures, make acquisitions, repurchase common stock and pay dividends.

Share repurchase: Snap-on has undertaken stock repurchases from time to time to prevent dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. During the third quarter of 2001, Snap-on repurchased 135,000 shares of common stock for $3.3 million under its previously announced share repurchase programs. In total, Snap-on repurchased 300,000 shares for $8.2 million in the first nine months of 2001, with approximately $131 million of common stock authorized and remaining available for repurchase. Since 1995, Snap-on has repurchased 9,889,583 shares for $305.2 million.

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

Outlook: The continued uncertain economic environment will likely temper the traditional seasonal strength in sales during the fourth quarter. Stable demand is expected to provide flat to slightly increased year-over-year sales in the worldwide Snap-on Dealer Group, while continued weak economic conditions are likely to cause a modest sales decline in the Commercial and Industrial Group. Margins are expected to improve sequentially, benefiting from the ongoing review of costs and savings in operational fitness initiatives. Assuming no further disruption or economic deterioration and continued currency stability, earnings in the fourth quarter before special charges are expected to be in a range of $0.52 to $0.57 per share.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total special charges for 2001 are expected to be within the previously announced range of $65 million to $75 million. Significant progress is being made to enhance the operational performance throughout the company, with much of the benefit to begin in 2002.

Further improvements are expected in 2002, as Snap-on realizes continuing benefits from its cost reduction and growth initiatives, partially offset by investment spending that will enhance long-term profitable growth. Current economic conditions are likely to continue to challenge sales growth, particularly in the first half of 2002. Assuming no improvement in economic conditions and continued stable currency translation, sales are anticipated to increase only slightly. Operating earnings are expected to increase over 2001 reflecting the cost savings of internally driven activities, with goodwill on a comparable basis in both years. (Snap-on will adopt SFAS No. 142, "Goodwill and Other Intangible Assets" at the beginning of its 2002 fiscal year, and currently estimates that the impact of discontinuing goodwill amortization will approximate $15 million on an annualized basis. Snap-on is currently evaluating what additional impacts may result from adopting this standard.)

Safe Harbor: Statements in this news release that are not historical facts, including statements (i) that include the words "believes," "expects," "likely," "targets," "anticipates," or "estimates" or similar words that reference Snap-on or its management; (ii) specifically identified as forward-looking; or (iii) describing Snap-on's or management's future outlook, plans, objectives or goals, are forward-looking statements. Snap-on or its representatives may also make similar forward-looking statements from time to time orally or in writing. Snap-on cautions the reader that these statements are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Those important factors include the timing and progress with which Snap-on can continue to achieve higher productivity and attain further cost reductions, including the acceleration of expense adjustments in response to revenue changes; Snap-on's ability to adapt to management changes as part of the management succession process, to retain and attract dealers, and to withstand external negative factors including changes in trade, monetary and fiscal policies, laws and regulations, or other activities of governments or their agencies; terrorist disruptions on business, and the absence of significant changes in the current competitive environment, inflation, energy supply or pricing, legal proceedings, supplier disruptions, currency fluctuations or the material worsening of economic and political situations around the world. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. Snap-on operates in a continually changing business environment and new factors emerge from time to time. Snap-on cannot predict such factors nor can it assess the impact, if any, of such factors on Snap-on's financial position or its results of operations. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Snap-on disclaims any responsibility to update any forward-looking statement provided in this news release.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at September 29, 2001, was $1.9 million on interest-rate-sensitive financial instruments, and $1.0 million on foreign-currency-sensitive financial instruments.

The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

                           PART II. OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K


Item 6(a):  Exhibits

(10.1) Amended and Restated 364-Day Credit Agreement between the Corporation and Salomon Smith Barney Inc., Banc One Capital Markets Inc., Citibank, N.A. and Bank One, N.A.

(10.2)    Executive Employment Agreement between Frederick D. Hay and the
          Corporation

(12)      Computation of Ratio of Earnings to Fixed Charges


Item 6(b):  Reports on Form 8-K Filed During the Reporting Period

During the third quarter of 2001, Snap-on reported on Form 8-K the following:

Date Filed       Date of Report    Item
----------       --------------    ----

August 16, 2001  August 14, 2001   Item 5. Snap-on agreed to sell $200 million
                                   aggregate principal amount of its 6.25% Notes due August 15, 2011 in a public offering.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized person.



                                    SNAP-ON INCORPORATED



Date:  November 12, 2001        /s/ Blaine A. Metzger
       -----------------        -----------------------------------------------
                                Blaine A. Metzger, Principal Accounting Officer,
                                Vice President and Controller

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number                   Description
------                   -----------

(10.1) Amended and Restated 364-Day Credit Agreement between the Corporation and Salomon Smith Barney Inc., Banc One Capital Markets Inc., Citibank, N.A. and Bank One, N.A.

(10.2)    Executive Employment Agreement between Frederick D. Hay and the
          Corporation

(12)      Computation of Ratio of Earnings to Fixed Charges