Form 10-Q
period 2002-03-30
SNAP ON INC
filed 2002-05-10
CIK 91440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For quarterly period ended March 30, 2002

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

        Class                                     Outstanding at April 27, 2002
--------------------------                        -----------------------------
Common stock, $1 par value                               58,173,891 shares

                              SNAP-ON INCORPORATED

                                      INDEX

                                                                           Page
                                                                           ----
Part I.   Financial Information

                 Consolidated Statements of Earnings -
                 Thirteen Weeks Ended
                 March 30, 2002 and March 31, 2001                         3

                 Consolidated Balance Sheets -
                 March 30, 2002 and December 29, 2001                      4-5

                 Consolidated Statements of Cash Flows -
                 Thirteen Weeks Ended
                 March 30, 2002 and March 31, 2001                         6

                 Notes to Consolidated Financial Statements                7-15

                 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             16-23

                 Quantitative and Qualitative Disclosures
                 About Market Risk                                         24-25

Part II.  Other Information                                                26

                              PART I. FINANCIAL INFORMATION
                              Item 1: Financial Statements

                                  SNAP-ON INCORPORATED
                           CONSOLIDATED STATEMENTS OF EARNINGS
                       (Amounts in millions except per share data)
                                       (Unaudited)
                                                                 Thirteen Weeks Ended
                                                               ------------------------
                                                                March 30,     March 31,
                                                                  2002          2001
                                                               ----------    ----------
Net sales                                                      $    510.0    $    527.4
Cost of goods sold                                                 (274.3)       (283.7)
Operating expenses                                                 (197.9)       (202.5)
Net finance income                                                    7.3          12.1
Restructuring and other non-recurring charges                        (3.4)            -
Interest expense                                                     (7.8)         (8.9)
Other income (expense) - net                                          (.1)          1.9
                                                               ----------    ----------
Earnings from continuing operations before
  income taxes                                                       33.8          46.3
Income taxes on earnings from continuing operations                  12.1          16.9
                                                               ----------    ----------
Earnings before cumulative effect of a change in
  accounting principle                                               21.7          29.4
Cumulative effect of a change in accounting principle
  for goodwill in 2002 (net of tax of $0) and
  for derivatives in 2001 (net of tax benefit of $1.6)                2.8          (2.5)
                                                               ----------    ----------
Net earnings                                                   $     24.5    $     26.9
                                                               ==========    ==========
Net earnings per share - basic:
Earnings before cumulative effect of a change in
  accounting principle                                         $      .37    $      .51
Cumulative effect of a change in accounting
  principle, net of tax                                               .05          (.05)
                                                               ----------    ----------
Net earnings per share                                         $      .42    $      .46
                                                               ==========    ==========
Net earnings per share - diluted:
Earnings before cumulative effect of a change in
  accounting principle                                         $      .37    $      .51
Cumulative effect of a change in accounting
  principle, net of tax                                               .05          (.05)
                                                               ----------    ----------
Net earnings per share                                         $      .42    $      .46
                                                               ==========    ==========
Weighted-average shares outstanding:
  Basic                                                              58.0          57.8
  Effect of dilutive options                                           .7            .4
                                                               ----------    ----------
  Diluted                                                            58.7          58.2
                                                               ==========    ==========

Dividends declared per common share                            $      .24    $      .24
                                                               ==========    ==========

                 See Notes to Consolidated Financial Statements.

                                  SNAP-ON INCORPORATED
                               CONSOLIDATED BALANCE SHEETS
                         (Amounts in millions except share data)

                                                                March 30,    December 29,
                                                                  2002          2001
                                                               ----------    ------------
                                                              (Unaudited)
ASSETS
    Current Assets
       Cash and cash equivalents                               $      5.4    $      6.7

       Accounts receivable - net of allowances                      633.1         615.2

       Inventories
          Finished stock                                            355.2         351.4
          Work in process                                            46.3          41.5
          Raw materials                                              80.4          77.2
          Excess of current cost over LIFO cost                     (95.1)        (94.9)
                                                               ----------    ----------
          Total inventory                                           386.8         375.2

       Prepaid expenses and other assets                            135.8         142.3
                                                               ----------    ----------
          Total current assets                                    1,161.1       1,139.4

    Property and equipment
       Land                                                          22.8          23.4
       Buildings and improvements                                   191.0         195.5
       Machinery and equipment                                      507.5         501.3
                                                               ----------    ----------
                                                                    721.3         720.2
       Accumulated depreciation                                    (401.1)       (392.5)
                                                               ----------    ----------
          Property and equipment - net                              320.2         327.7

    Deferred income tax benefits                                     26.9          27.7
    Goodwill - net                                                  332.6         331.2
    Other intangibles - net                                          61.3          60.7
    Other assets                                                     81.8          87.6
                                                               ----------    ----------

          Total assets                                         $  1,983.9    $  1,974.3
                                                               ==========    ==========

                 See Notes to Consolidated Financial Statements.

                                  SNAP-ON INCORPORATED
                               CONSOLIDATED BALANCE SHEETS
                         (Amounts in millions except share data)

                                                                March 30,    December 29,
                                                                  2002          2001
                                                               ----------    ----------
                                                               (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Accounts payable                                          $    177.4    $    141.2
     Notes payable and current maturities of long-term debt          29.1          29.1
     Accrued compensation                                            51.0          58.7
     Dealer deposits                                                 50.6          42.0
     Deferred subscription revenue                                   45.4          45.0
     Accrued restructuring reserves                                  15.4          23.1
     Other accrued liabilities                                      171.0         210.3
                                                               ----------    ----------
        Total current liabilities                                   539.9         549.4

  Long-term debt                                                    459.1         445.5
  Deferred income taxes                                              25.9          24.7
  Retiree health care benefits                                       92.8          92.7
  Pension liability                                                  55.4          54.5
  Other long-term liabilities                                        25.1          31.7
                                                               ----------    ----------
        Total liabilities                                         1,198.2       1,198.5
                                                               ----------    ----------
SHAREHOLDERS' EQUITY
  Preferred stock - authorized 15,000,000 shares
    of $1 par value; none outstanding                                   -             -
  Common stock - authorized 250,000,000 shares
    of $1 par value; issued 66,873,659 and 66,847,107 shares         66.9          66.8
  Additional paid-in capital                                        107.6         108.0
  Retained earnings                                               1,025.2       1,014.7
  Accumulated other comprehensive income (loss)                    (125.6)       (120.6)
  Grantor stock trust at fair market value - 5,751,566
    and 5,984,145 shares                                           (195.1)       (203.0)
  Treasury stock at cost - 3,021,462 and 2,923,435 shares           (93.3)        (90.1)
                                                               ----------    ----------
        Total shareholders' equity                                  785.7         775.8
                                                               ----------    ----------

        Total liabilities and shareholders' equity             $  1,983.9    $  1,974.3
                                                               ==========    ==========

                 See Notes to Consolidated Financial Statements.

                                  SNAP-ON INCORPORATED
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Amounts in millions)
                                       (Unaudited)

                                                                 Thirteen Weeks Ended
                                                               ------------------------
                                                                March 30,     March 31,
                                                                  2002          2001
                                                               ----------    ----------
OPERATING ACTIVITIES
  Net earnings                                                    $  24.5      $   26.9
  Adjustments to reconcile net earnings to net cash
    provided (used) by operating activities:
     Cumulative effect of a change in accounting principle
       (net of tax) for goodwill in 2002 and for derivatives
       in 2001                                                       (2.8)          2.5
     Depreciation                                                    13.3          13.3
     Amortization of goodwill                                           -           3.4
     Amortization of other intangibles                                 .6           1.0
     Deferred income tax provision                                   20.4           4.6
     Gain on sale of assets                                           (.3)          (.4)
     Mark-to-market on cash flow hedges, net of tax                   2.1          (1.0)
     Restructuring and other non-recurring charges, net of tax        2.2             -
  Changes in operating assets and liabilities, net of effects of acquisitions:
     (Increase) decrease in receivables                             (18.1)          4.4
     (Increase) decrease in inventories                             (15.1)        (23.5)
     (Increase) decrease in prepaid and other assets                 (7.1)        (17.3)
     Increase (decrease) in accounts payable                         38.5          15.5
     Increase (decrease) in accruals and other liabilities          (52.8)        (18.5)
                                                                  -------       -------
  Net cash provided by operating activities                           5.4          10.9

INVESTING ACTIVITIES
  Capital expenditures                                              (13.9)        (10.3)
  Acquisitions of businesses - net of cash acquired                   (.8)          (.9)
  Disposal of property and equipment                                  4.0           3.0
                                                                  -------       -------
  Net cash used in investing activities                             (10.7)         (8.2)

FINANCING ACTIVITIES
  Payment of long-term debt                                          (2.1)         (2.1)
  Proceeds from issuance of long-term debt                             .9            .5
  Increase in short-term borrowings - net                            15.0          13.5
  Purchase of treasury stock                                         (3.2)         (2.7)
  Proceeds from stock purchase and option plans                       7.4           1.1
  Cash dividends paid                                               (13.9)        (13.9)
                                                                  -------       -------
  Net cash provided by (used) in financing activities                 4.1          (3.6)

Effect of exchange rate changes on cash                               (.1)          (.4)
                                                                  -------       -------
Decrease in cash and cash equivalents                                (1.3)         (1.3)

Cash and cash equivalents at beginning of period                      6.7           6.1
                                                                  -------       -------
Cash and cash equivalents at end of period                        $   5.4       $   4.8
                                                                  =======       =======
Supplemental cash flow disclosures:
  Cash paid for interest                                          $   9.3       $   7.2
  Cash paid (received) for income taxes                           $  (4.6)      $   1.6

                 See Notes to Consolidated Financial Statements.

                              SNAP-ON INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. This report should be read in conjunction with the consolidated financial statements and related notes included in Snap-on Incorporated's ("Snap-on") Annual Report on Form 10-K for the year ended December 29, 2001.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments and adjustments related to restructuring and other non-recurring charges) necessary to a fair statement of financial condition and results of operations for the thirteen weeks ended March 30, 2002, have been made. Management also believes that the results of operations for the thirteen weeks ended March 30, 2002, are not necessarily indicative of the results to be expected for the full year. Certain prior-year amounts have been reclassified to conform with the current-year presentation.

2. On December 30, 2001, the beginning of Snap-on's 2002 fiscal year, Snap-on adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." This Statement is required to be applied to all goodwill and other intangible assets recognized by the corporation as of December 30, 2001, and it changes the subsequent accounting for these assets in the following significant respects:

     Accounting standards in place prior to December 30, 2001, concluded that goodwill and all other intangible assets were wasting assets and therefore amounts assigned to these assets were amortized in determining net income. SFAS No. 142 does not presume that these assets are wasting assets. The provisions of this statement requires that i) goodwill no longer be amortized, ii) negative goodwill be recorded as a cumulative effect of an accounting change as of the beginning of the 2002 fiscal year, iii) other intangible assets be evaluated to determine whether they have finite or indefinite useful lives, and iv) goodwill be evaluated for impairment. Intangible assets determined to have finite lives are amortized over those estimated lives, and intangible assets that have indefinite useful lives are not amortized.

     SFAS No. 142 sets forth a number of factors to be considered in establishing the useful life of intangible assets. These factors include product life cycles, market competition and other economic trends, as well as the level of maintenance required to obtain future cash flows. The useful lives of all intangible assets as of December 30, 2001, were assessed using these criteria. In accordance with the adoption provisions of SFAS No. 142, Snap-on has completed the transitional assessment of its other intangible assets in evaluating and assigning a finite or indefinite useful life status. Snap-on is evaluating its goodwill for potential impairment and will conclude this evaluation during the second quarter of 2002.

     As a result of the adoption of SFAS No. 142, Snap-on recorded a cumulative effect of a change in accounting principle transition adjustment that increased net income in the first quarter of 2002 by $2.8 million, on both a pretax and after tax basis, for the recognition of unamortized negative goodwill.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The following is a reconciliation of earnings before cumulative effect of a change in accounting principle and net earnings, along with corresponding basic and diluted earnings per share data, between the actual first-quarter results reported by Snap-on in fiscal 2001 and the adjusted amounts reflecting the adoption of SFAS No. 142 on these prior-year results.

                                                                  Thirteen Weeks
                                                                      Ended
     (Amounts in millions except per share data)                  March 31, 2001
                                                                  --------------

     Earnings before cumulative effect of a
       change in accounting principle as reported:                       $29.4
         Add back: Goodwill amortization, net of tax                       2.9
         Add back: Trademark amortization, net of tax                       .2
                                                                         -----
     Earnings before cumulative effect item - as adjusted                $32.5
                                                                         =====

     Net earnings as reported:                                           $26.9
         Add back: Goodwill amortization, net of tax                       2.9
         Add back: Trademark amortization, net of tax                       .2
                                                                         -----
     Net earnings - as adjusted                                          $30.0
                                                                         =====

     Earnings per share before cumulative effect of a
      change in accounting principle as reported:
         Basic                                                           $ .51
         Diluted                                                           .51
     Earnings per share before cumulative effect item - as adjusted:
         Basic                                                           $ .56
         Diluted                                                           .56

     Net earnings per share as reported:
         Basic                                                           $ .46
         Diluted                                                           .46
     Earnings per share - as adjusted:
         Basic                                                           $ .51
         Diluted                                                           .51

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additional disclosures related to acquired intangible assets are as follows:

                                                 March 30, 2002                   December 29, 2001
                                        -----------------------------    -------------------------------
                                        Gross Carrying   Accumulated     Gross Carrying     Accumulated
     (Amounts in millions)                 Value         Amortization       Value           Amortization
                                        --------------   ------------    --------------     ------------
     Amortized Intangible Assets:
       Trademarks                          $ 1.7           $  (.2)           $  1.7           $  (.2)
       Patents                              27.6             (6.6)             27.2             (6.3)
                                           -----           ------            ------           ------
       Total                                29.3             (6.8)             28.9             (6.5)
     Unamortized Intangible Assets:
       Trademarks                           43.5             (4.7)             42.8             (4.5)
                                           -----           ------            ------           ------
     Total Intangible Assets               $72.8           $(11.5)            $71.7           $(11.0)
                                           =====           ======             =====           ======

     The carrying amount of goodwill as of March 30, 2002, increased $1.4 million from December 29, 2001 levels of $331.2 million to $332.6 million, reflecting a $1.1 million effect from an acquisition of a business operation and $.3 million from currency translation effects.

     The aggregate amortization expense for the thirteen weeks ended March 30, 2002, was $.6 million. Total estimated annual amortization expense expected for the fiscal years 2002 through 2006 is as follows:

                                 Estimated
                               Amortization
     (Amounts in millions)        Expense
                               ------------
     2002                          $2.1
     2003                           1.9
     2004                           1.8
     2005                           1.8
     2006                           1.7

3. Snap-on announced in the second quarter of 2001 that it was taking significant action to (i) reduce costs companywide to adjust to the slower sales environment and (ii) improve operational performance in businesses not earning acceptable financial returns. As a result of selective rationalization and consolidation actions, Snap-on recorded $62.0 million in pretax restructuring and other non-recurring charges in 2001 for actions that include the consolidation or closure of 35 facilities, asset write-downs and severance costs to effect a 6% reduction in workforce. The $62.0 million charge includes restructuring charges of $40.3 million and non-recurring charges of $21.7 million. The restructuring charge of $40.3 million includes $27.1 million for severance costs associated with the planned elimination of 796 salaried and hourly positions, $6.0 million for non-cancelable lease agreements, $5.9 million for facility asset write-downs, and $1.3 million for exit-related legal and professional services. The $21.7 million of other non-recurring charges includes $12.6 million for restructuring-related inventory write-downs and additional inventory write-downs and warranty costs associated with Snap-on's exiting of an unprofitable segment of the emissions-testing business, $8.4 million for management transition costs associated with the appointment of Dale F. Elliott as successor to the CEO position, and $.7 million for equipment and employee relocation costs associated with the facility consolidations.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Snap-on expects to incur an estimated $7 million to $8 million in restructuring-related transition costs in the first half of 2002 for the completion of its 2001 restructuring and other activities. Transition costs do not qualify for restructuring accrual treatment and are therefore expensed when incurred.

     In the first quarter of 2002, Snap-on recorded transition charges of $3.4 million, consisting of $3.0 million for costs related to the 2002 resignation of Snap-on's former CFO and $.4 million for restructuring-related transition costs for employee and equipment relocation.

     The composition of Snap-on's restructuring charge activity for the thirteen weeks ended March 30, 2002, was as follows:

                                    Restructuring Reserve              Restructuring Reserve
                                   As of December 29, 2001    Usage    as of March 30, 2002
                                   -----------------------    -----    ---------------------
     (Amounts in millions)
     Severance costs                       $21.1              $ (7.4)           $13.7
     Facility consolidation
       or closure costs                      2.0                 (.3)             1.7
                                           -----              ------            -----
     Total restructuring reserves          $23.1              $ (7.7)           $15.4
                                           =====              ======            =====

     The restructuring reserve usage for the thirteen weeks ended March 30, 2002, of $7.7 million represents $7.4 million for severance payments related to the separation of 176 employees and $.3 million for facility consolidation or closure costs. Of the $40.3 million of restructuring reserves established in 2001, $24.9 million has been used to date, consisting of $13.4 million for severance payments related to the separation of 448 of the 796 identified employees, $5.6 million for facility consolidation or closure costs related to 20 of the 35 facilities identified, and $5.9 million for asset write-downs. Snap-on expects to fund cash requirements of its 2001 restructuring activities with cash flows from operations and borrowings under the company's existing credit facilities. The specific restructuring measures and estimated costs were based on management's best business judgment under prevailing circumstances. Snap-on believes that the restructuring reserve balance of $15.4 million as of March 30, 2002, is adequate to complete all announced activities and anticipates that all actions will be completed by the end of 2002.

4. Snap-on accounts for its hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No.
     138. These standards require that all derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or "Accumulated other comprehensive income (loss)," depending on the type of hedged transaction and whether the derivative is designated and effective as part of a hedged transaction. Gains or losses on derivative instruments reported in "Accumulated other comprehensive income (loss)" must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     In accordance with the provisions of SFAS No. 133, Snap-on recorded a transition adjustment on December 31, 2000, the beginning of Snap-on's 2001 fiscal year, to recognize its derivative instruments at fair value, and to recognize the difference between the carrying values and fair values of related hedged assets and liabilities upon adoption of these standards. The cumulative effect of this transition adjustment was to decrease reported net income in the first quarter of 2001 by $2.5 million after tax related to a hedge strategy that did not qualify for hedge accounting under SFAS No. 133. Snap-on also recorded in the first quarter of 2001 a transition adjustment of $1.2 million, after tax, in accumulated other comprehensive income (loss) to recognize previously deferred net gains on derivatives designated as cash flow hedges that qualify for hedge accounting under SFAS No. 133.

     Snap-on uses derivative instruments to manage well-defined interest rate and foreign currency exposures. Snap-on does not use derivative instruments for speculative or trading purposes. The criteria used to determine if hedge accounting treatment is appropriate are (i) the designation of the hedge to an underlying exposure, (ii) whether or not overall risk is being reduced, and (iii) if there is a correlation between the value of the derivative instrument and the underlying obligation. On the date a derivative contract is entered into, Snap-on designates the derivative as either a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a natural hedging instrument whose change in fair value is recognized as an economic hedge against changes in the values of the hedged item.

     Foreign Currency Derivative Instruments: Snap-on has operations in a number of countries that have transactions outside their functional currencies and, as a result, is exposed to changes in foreign currency exchange rates. In addition, Snap-on hedges the anticipated repayment of intercompany loans to foreign subsidiaries denominated in foreign currencies. Snap-on manages most of these exposures on a consolidated basis, which allows for netting of certain exposures to take advantage of natural offsets. To the extent the net exposures are hedged, forward exchange contracts are used. Gains and/or losses on these foreign currency hedges are intended to offset losses and/or gains on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates.

     At March 30, 2002, Snap-on had net outstanding foreign exchange forward contracts totaling $188.4 million comprised of buy contracts of $57.5 million in Swedish kronor and sell contracts of $109.2 million in euros, $71.3 million in British pounds, $35.8 million in Canadian dollars, $7.1 million in Singapore dollars, $5.1 million in Danish kronor, $4.8 million in Australian dollars and $12.6 million in other currencies. At December 29, 2001, Snap-on had net outstanding foreign exchange forward contracts totaling $191.3 million comprised of buy contracts of $55.1 million in Swedish kronor and sell contracts of $113.6 million in euros, $73.8 million in British pounds, $31.2 million in Canadian dollars, $8.8 million in Singapore dollars, $4.9 million in Danish kronor, $4.4 million in Australian dollars and $9.7 million in other currencies.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Snap-on's forward exchange contracts do not qualify for hedge accounting treatment under SFAS No. 133 and are therefore excluded from the assessment of effectiveness. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in "Other income (expense) - net" on the accompanying Consolidated Statements of Earnings. Those forward exchange contracts that qualify for hedge accounting treatment are accounted for as cash flow hedges where the effective portion of the changes in fair value of the derivative is recorded in "Accumulated other comprehensive income (loss)." When the hedged item is realized in income, the gain or loss included in "Accumulated other comprehensive income (loss)" is reclassified to income in the same financial statement caption as the hedged item. The ineffective portion of changes in fair value of the cash flow hedges are reported in earnings as foreign exchange gain or loss, which is included in "Other income (expense) - net" and which were not material.

     Non-Derivative Instruments Designated in Hedging Relationships: Snap-on uses non-U.S. dollar financing transactions as net investment hedges of long-term investments in the corresponding foreign currency. Hedges that meet the effectiveness requirements are accounted for under net investment hedging rules. The effective portion of the net investment hedge of a foreign operation is recorded in "Accumulated other comprehensive income
     (loss)" as a cumulative translation adjustment. When applicable, the ineffective portion of the net investment hedge is recorded in earnings as foreign exchange gain or loss, which is included in "Other income (expense)
     - net" and which were not material. At March 30, 2002, net gains of $.1 million arising from effective hedges of net investments have been reflected in the cumulative translation adjustment account as a component of "Accumulated other comprehensive income (loss)."

     Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are accrued and recognized as adjustments to interest expense. For fair value hedges the effective portion of the change in fair value of the derivative is recorded in "Long-term Debt" while any ineffective portion is recorded as an adjustment to interest expense. For cash flow hedges the effective portion of the change in fair value of the derivative is recorded in "Accumulated other comprehensive income (loss)," while any ineffective portion is recorded as an adjustment to interest expense. The notional amount of interest rate swaps was $50.0 million at March 30, 2002 and $25.0 million at December 29, 2001.

     For all derivatives qualifying for hedge accounting under SFAS No. 133, the net accumulated derivative gain at March 30, 2002, was $2.1 million, after tax, and is reflected in "Accumulated other comprehensive income (loss)." At March 30, 2002, the maximum maturity date of any cash flow hedge and fair value hedge was approximately 36 months and 9.4 years, respectively. During the next 12 months, Snap-on expects to reclassify into earnings net gains from "Accumulated other comprehensive income (loss)" of approximately $.4 million after tax at the time the underlying hedged transactions are realized.

     During the first quarter ended March 30, 2002, cash flow hedge and fair value hedge ineffectiveness was not material.

5. During the first quarter of 2002, Snap-on incurred acquisition costs of $.8 million for the full ownership of a business operation and the finalization of a prior acquisition. Pro forma financial information has not been presented, as the effects of these businesses, individually and in the aggregate, were not material.

6. Basic and diluted earnings per share were computed by dividing net earnings by the corresponding weighted-average common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method.

7. On December 30, 2001, the beginning of the 2002 fiscal year, Snap-on adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement provides a single accounting model for long-lived assets to be disposed of. The effect of this change in accounting is not material to Snap-on's financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. The statement requires that the fair value of a liability for an asset's retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The statement will be effective for fiscal years beginning after June 15, 2002. The effect of this pronouncement will not be material to Snap-on's financial position or results of operations.

8. Total comprehensive income for the thirteen week periods ended March 30, 2002, and March 31, 2001, was as follows:

                                            Thirteen Weeks Ended
                                          ------------------------
                                           March 30,     March 31,
     (Amounts in millions)                   2002          2001
                                          -----------   ----------

     Net earnings                           $ 24.5        $ 26.9
     Foreign currency translation             (7.1)        (20.8)
     Mark to market for cash flow
       hedges, net of tax                      2.1          (1.0)
                                            ------        ------
     Total comprehensive income             $ 19.5        $  5.1
                                            ======        ======

9. Snap-on is involved in various legal matters that are being defended and handled in the ordinary course of business, and Snap-on maintains accruals for such costs that are expected to be incurred. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on Snap-on's financial statements.

     During 2001, Snap-on entered into a binding arbitration process with SPX Corporation related to infringement of patents. The arbitrator ruled in favor of SPX and Snap-on paid damages of $44.0 million in January 2002 to SPX.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Snap-on has two reportable segments: the Snap-on Dealer Group and the Commercial and Industrial Group. These segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. The Snap-on Dealer Group consists of Snap-on's business operations serving the worldwide dealer van channel. The Commercial and Industrial Group consists of the business operations serving the worldwide non-dealer tool and equipment products businesses. These two segments derive revenues primarily from the sale of tools and equipment.

     Snap-on evaluates the performance of its operating segments based on segment net sales and operating earnings. Snap-on defines operating earnings for segment reporting purposes as Net Sales less Cost of Goods Sold and Operating Expenses, excluding restructuring and non-recurring charges. Snap-on accounts for intersegment sales and transfers based primarily on standard costs established between the segments. Snap-on allocates shared service expenses to those segments that utilize the services based on their percentage of revenues from external sources. Restructuring and other non-recurring charges are not allocated to the reportable segments. Had it been Snap-on's policy to allocate restructuring and other non-recurring charges to its reportable segments, such charges of $3.4 million for the thirteen weeks ended March 30, 2002, would have been allocated to the segments as follows: Snap-on Dealer Group - $1.6 million and Commercial and Industrial Group - $1.8 million. There were no restructuring and other non-recurring charges for the thirteen weeks ended March 31, 2001.

     Neither Snap-on nor any of its segments depends on any single customer, small group of customers or government for more than 10% of its sales.

     Financial data by segment was as follows:

                                                       Thirteen Weeks Ended
                                                     ------------------------
                                                      March 30,    March 31,
     (Amounts in millions)                              2002         2001
                                                     ----------   ----------

     Net sales from external customers:
     Snap-on Dealer Group                             $   256.0    $   256.4
     Commercial and Industrial Group                      254.0        271.0
                                                      ---------    ---------
     Total net sales                                  $   510.0    $   527.4
                                                      =========    =========

     Intersegment sales:
     Snap-on Dealer Group                             $      .1    $       -
     Commercial and Industrial Group                       82.2         92.9
                                                      ---------    ---------
     Total intersegment sales                              82.3         92.9
     Elimination of intersegment sales                    (82.3)       (92.9)
                                                      ---------    ---------
     Total consolidated intersegment sales            $       -    $       -
                                                      =========    =========

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                       Thirteen Weeks Ended
                                                     ------------------------
                                                      March 30,    March 31,
     (Amounts in millions)                              2002         2001
                                                     ----------   ----------
     Earnings:
     Snap-on Dealer Group                             $    30.0    $    27.9
     Commercial and Industrial Group                        7.8         13.3
                                                      ---------    ---------
     Segment operating earnings                            37.8         41.2
     Net finance income                                     7.3         12.1
     Restructuring and other non-recurring charges         (3.4)           -
     Interest expense                                      (7.8)        (8.9)
     Other income (expense) - net                           (.1)         1.9
                                                      ---------    ---------
     Earnings from continuing operations before
      income taxes                                    $    33.8    $    46.3
                                                      =========    =========

                                                               As of
                                                      ------------------------
                                                      March 30,   December 29,
     (Amounts in millions)                              2002         2001
                                                     ----------   ------------
     Assets:
     Snap-on Dealer Group                             $   793.4    $   823.3
     Commercial and Industrial Group                    1,130.3      1,120.6
                                                      ---------    ---------
     Total from reportable segments                     1,923.7      1,943.9
     Financial Services                                    78.7         82.0
     Elimination of intersegment receivables              (18.5)       (51.6)
                                                      ---------    ---------
     Total assets                                     $ 1,983.9    $ 1,974.3
                                                      =========    =========

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated
------------

Net sales were $510.0 million in the first quarter of 2002, a 3.3% decline from the $527.4 million in the prior-year period. A 2% sales increase in the U.S. dealer business was more than offset by continued soft demand for equipment and a decline in sales of tools in the commercial and industrial sector. Currency translation had a negative impact of 2% on 2002 consolidated sales.

Net earnings, before the cumulative effect of a change in accounting principle, were $21.7 million or $.37 per diluted share for the first quarter of 2002, as compared with $29.4 million or $.51 per diluted share in 2001. The quarter-over-quarter decrease in earnings is primarily due to the decline in net finance income, lower sales volumes and non-recurring transition costs, partially offset by a reduction in operating expenses as a result of cost-cutting savings and the elimination of goodwill and certain other intangible amortization related to the fiscal-year 2002 adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

First quarter 2002 net earnings were $24.5 million or $.42 per diluted share, compared with $26.9 million, or $.46 per diluted share in 2001. Snap-on's net earnings for the first quarter of 2002 included a net gain of $2.8 million, or $.05 per diluted share, for the cumulative effect of an accounting change associated with Snap-on's adoption, on December 30, 2001, (the beginning of Snap-on's fiscal 2002 year) of SFAS No. 142. Snap-on ceased amortizing goodwill and certain other intangibles at the beginning of its 2002 fiscal year as prescribed by this standard. Had SFAS No. 142 been in effect for the first quarter of 2001, earnings from continuing operations would have been $0.56 per diluted share. For more information on SFAS No. 142, refer to Note 2. In 2001, Snap-on incurred a charge of $2.5 million, or $0.05 per diluted share, for the cumulative effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." For more information on SFAS No. 133, refer to Note 4.

Gross profit for the first quarter of 2002 was $235.7 million, down 3.3% from $243.7 million in the prior-year period. As a percentage of sales, gross profit margin was 46.2% for both periods. The year-over-year savings from restructuring actions initiated in 2001, particularly in Europe, benefits from cost controls and continuous improvements in manufacturing operations were more than offset by lower production utilization, as a result of inventory reduction initiatives and the lower sales, and from having sourcing platforms principally in strong currency countries.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating expenses for the first quarter of 2002 were $197.9 million, or 38.8% of sales, as compared to $202.5 million, or 38.4%, in the prior-year period. The $4.6 million improvement in year-over-year operating expenses includes $3.7 million for the elimination of goodwill and certain other intangible amortization, as well as savings from the fiscal 2001 restructuring actions, reduced discretionary spending and other cost-cutting initiatives. These operating expense improvements were partially offset by a $2.6 million non-cash charge for the write-down of a receivable related to the closure of auto service centers associated with a major retailer's bankruptcy. Operating expenses for the first quarter of 2002 were also adversely impacted by higher year-over-year pension costs and increased costs related to the "More Feet on the Street" dealer expansion program, as well as the unfavorable leverage from lower sales.


Segment Results
---------------

Snap-on Dealer Group

In the worldwide Snap-on Dealer Group segment, net sales for the first quarter of 2002 of $256.0 million were essentially flat with the $256.4 million reported in the prior year. A 2% increase in U.S. sales, particularly from higher sales of tools and tool storage, was offset by a decline in non-U.S. dealer operations, principally from unfavorable currency translations. A net increase of 61 dealers in the United States, primarily reflecting the increasing use of second vans by franchised U.S. dealers, contributed to the sales increase. The sale of big-ticket items through the U.S. tech rep organization has stabilized compared with the prior year. In dollar terms, dealer operations outside the United States declined 7%, principally from currency translation.

Segment earnings increased 7.4% to $30.0 million in the first quarter of 2002, as compared to the prior-year period of $27.9 million. Segment earnings as a percentage of net sales improved to 11.7%, up from 10.9% in the prior-year period. Productivity savings and tight control on discretionary spending offset higher costs associated with Snap-on's "More Feet on the Street" program.

Commercial and Industrial Group

In the Commercial and Industrial Group segment, net sales for the first quarter decreased 6.3% over the prior-year period to $254.0 million, reflecting the weak demand for big-ticket capital goods equipment and industrial tools and a negative 3% impact from unfavorable currency translation. Sales of professional tools in the European and U.S. industrial and commercial marketplace declined 5%, reflecting the continued softness in many industry sectors, such as automotive, electronics and aerospace. The diagnostics and information business increased 2%, primarily reflecting the continued growth in information-based products, while equipment sales declined 16%.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Segment earnings in the Commercial and Industrial Group were $7.8 million in the first quarter of 2002, as compared to $13.3 million in the prior-year period. Savings from restructuring actions, particularly in European operations, and the discontinuance of goodwill amortization and certain other intangible assets, were more than offset by the $2.6 million non-cash special charge for the receivable write-off and from the unfavorable operating leverage related to lower sales and inventory reduction, the effect of having manufacturing operations based in strong currency countries, and continued high investment spending on new product research and development activities.


Restructuring and Non-Recurring Charges
---------------------------------------

Snap-on announced in the second quarter of 2001 that it was taking significant action to (i) reduce costs companywide to adjust to the slower sales environment and (ii) improve operational performance in businesses not earning acceptable financial returns. As a result of selective rationalization and consolidation actions, Snap-on recorded $62.0 million in pretax restructuring and other non-recurring charges in 2001 for actions that include the consolidation or closure of 35 facilities, asset write-downs and severance costs to effect a 6% reduction in workforce. The $62.0 million charge includes restructuring charges of $40.3 million and non-recurring charges of $21.7 million. The restructuring charge of $40.3 million includes $27.1 million for severance costs associated with the planned elimination of 796 salaried and hourly positions, $6.0 million for non-cancelable lease agreements, $5.9 million for facility asset write-downs, and $1.3 million for exit-related legal and professional services. The $21.7 million of other non-recurring charges includes $12.6 million for restructuring-related inventory write-downs and additional inventory write-downs and warranty costs associated with Snap-on's exiting of an unprofitable segment of the emissions-testing business, $8.4 million for management transition costs associated with the appointment of Dale F. Elliott as successor to the CEO position, and $.7 million for equipment and employee relocation costs associated with the facility consolidations.

Snap-on expects to incur an estimated $7 million to $8 million in restructuring-related transition costs in the first half of 2002 for the completion of its 2001 restructuring and other activities. Transition costs do not qualify for restructuring accrual treatment and are therefore expensed when incurred.

In the first quarter of 2002, Snap-on recorded transition charges of $3.4 million, consisting of $3.0 million for costs related to the 2002 resignation of Snap-on's former CFO and $.4 million for restructuring-related transition costs for employee and equipment relocation.

The composition of Snap-on's restructuring charge activity for the thirteen weeks ended March 30, 2002, was as follows:

                                     Restructuring Reserve             Restructuring Reserve
                                    As of December 29, 2001   Usage    as of March 30, 2002
                                    -----------------------   -----    ---------------------
     (Amounts in millions)
     Severance costs                       $21.1              $(7.4)            $13.7
     Facility consolidation
       or closure costs                      2.0                (.3)              1.7
                                           -----              -----             -----
     Total restructuring reserves          $23.1              $(7.7)            $15.4
                                           =====              =====             =====

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The restructuring reserve usage for the thirteen weeks ended March 30, 2002, of $7.7 million represents $7.4 million for severance payments related to the separation of 176 employees and $.3 million for facility consolidation or closure costs. Of the $40.3 million of restructuring reserves established in 2001, $24.9 million has been used to date, consisting of $13.4 million for severance payments related to the separation of 448 of the 796 identified employees, $5.6 million for facility consolidation or closure costs related to 20 of the 35 facilities identified, and $5.9 million for asset write-downs. Snap-on expects to fund cash requirements of its 2001 restructuring activities with cash flows from operations and borrowings under the company's existing credit facilities. The specific restructuring measures and estimated costs were based on management's best business judgment under prevailing circumstances. Snap-on believes that the restructuring reserve balance of $15.4 million as of March 30, 2002, is adequate to complete all announced activities and anticipates that all actions will be completed by the end of 2002.


Other
-----

Net finance income was $7.3 million in the first quarter of 2002, down $4.8 million from $12.1 million in the prior-year period. Although credit originations increased year over year, reflecting the growth in the U.S. dealer business, the prior-year results benefited from a highly favorable interest-rate environment.

Interest expense decreased $1.1 million to $7.8 million in the first quarter of 2002 from $8.9 million in the first quarter of 2001. The decline is due to lower debt levels resulting from improved free cash flow during the past year and from lower interest rates relative to a year ago.

Other income (expense)-net was an expense of $.1 million for the first quarter compared to income of $1.9 million in the comparable 2001 period. This line item includes the impact of all non-operating items such as interest income, license fees, adjustment for minority interests, disposal of fixed assets, hedging and exchange rate transaction gains and losses, and other miscellaneous non-operating items.

Snap-on's effective income tax rate was 36.0% in the first quarter of 2002 and 36.5% in the first quarter of 2001.


FINANCIAL CONDITION

Cash and cash equivalents were $5.4 million at the end of the first quarter, down $1.3 million from $6.7 million at year-end 2001. Net cash provided by operating activities was $5.4 million in the first quarter of 2002, compared with $10.9 million in the prior year. The year-over-year decline in net cash provided by operating activities is due to a $44.0 million payment ($39.0 million after tax) for the December 2001 resolution of an arbitration matter, largely offset by improvements in working capital management. Working capital was $621.2 million at the end of first quarter of 2002, an increase of $31.2 million from $590.0 million at year-end 2001, and a decrease of $39.5 million from $660.7 million in the first quarter of 2001.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The total-debt-to-total-capital ratio at the end of the first quarter of 2002 was 38.3%, as compared to 39.6% in the prior-year period, and 38.0% at year-end 2001. Total short-term and long-term debt was $488.2 million at the end of the first quarter of 2002, down $58.6 million from $546.8 million at the end of the first quarter of 2001. Despite the $44.0 million payment in 2002 for the resolution of the arbitration matter, total first-quarter debt was up only $13.6 million from year-end 2001. Total capital was $1,273.9 million, down $106.6 million from $1,380.5 million in the prior-year period, and up $23.5 million from year-end 2001.

At March 30, 2002, Snap-on had $458 million of multi-currency revolving credit facilities to support its commercial paper programs. In August 2001, Snap-on issued $200 million of unsecured notes pursuant to a $300 million shelf registration statement filed with the Securities and Exchange Commission in 1994. In October 1995, Snap-on issued $100 million of unsecured notes to the public under this shelf registration statement. The August 2001 notes require semiannual interest payments at the rate of 6.25% and mature in their entirety on August 15, 2011. The October 1995 notes require semiannual interest payments at a rate of 6.625% and mature in their entirety on October 1, 2005. The proceeds from these issuances were used to repay a portion of Snap-on's outstanding commercial paper and for working capital and general corporate purposes.

Accounts receivable at the end of the first quarter were $633.1 million, up $17.9 million from $615.2 million at year-end 2001, due to a slight increase in days outstanding in certain markets.

Inventories were seasonally up $11.6 million to $386.8 million at the end of the first quarter from $375.2 million at the end of 2001, but down $43.5 million from a year ago, reflecting progress in Snap-on's efforts to reduce inventory and increase inventory turns.

Capital expenditures were $13.9 million in the first quarter of 2002, compared with $10.3 million in the comparable prior-year period. Investments primarily included ongoing replacements and upgrades of manufacturing and distribution facilities and equipment, restructuring-related and new product-related capital investments. For the full-year, Snap-on anticipates 2002 capital expenditures will be in the range of $50 million to $55 million. Full year capital expenditures were $53.6 million in 2001.

Snap-on believes that its sources of borrowings, coupled with cash from operations, are sufficient to support its working capital requirements, finance capital expenditures and restructuring activities, make acquisitions, repurchase common stock and pay dividends.

Share repurchase: Snap-on has undertaken stock repurchases from time to time to prevent dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. During the first quarter of 2002, Snap-on repurchased 100,000 shares of common stock for $3.2 million under its previously announced share repurchase programs. As of the end of the first quarter of 2002, Snap-on has remaining availability to repurchase up to an additional $138 million in common stock pursuant to the board's authorizations. The purchase of Snap-on common stock is at the company's discretion, subject to prevailing financial and market conditions. Since 1995, Snap-on has repurchased 10,089,583 shares for $311.5 million.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Outlook: Snap-on remains cautious about the expected market recovery. Even so, with savings from its cost-cutting initiatives, the company expects to realize both sequential and year-over-year improvements in profitability in the second quarter. Based on flat sales year over year, Snap-on expects to earn $.49 to $.54 per share in the second quarter, while continuing to invest in its growth initiatives for the longer term. Snap-on also expects to incur charges of approximately $4 million for the remaining transition costs related to its previously announced restructuring actions. For the balance of the year, Snap-on expects to achieve its targeted $40 million in savings, with approximately one-half of these savings to be reinvested to support increased development of innovative new products and initiatives for profitable growth.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements and related notes contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In December 2001, the Securities and Exchange Commission issued Financial Reporting Release No. 60 ("FRR 60"), "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," suggesting that companies provide additional disclosure and commentary on those accounting policies considered most critical in their Management's Discussion and Analysis of Financial Condition and Results of Operations. The FRR 60 considers an accounting policy to be critical if it is important to the company's financial condition and results of operations and requires significant judgment and estimates on the part of management in its application.

Snap-on believes that the following represent the critical accounting policies of the company:

Allowance for Doubtful Accounts: Snap-on's bad debt reserve is an estimate that is regularly evaluated by management for adequacy and is established through a charge to operating expenses. The evaluations take into consideration various financial and qualitative factors that may affect the customers' ability to pay. These factors may include the customers' financial condition, collateral, debt-servicing capacity, past payment experience and credit bureau information. Snap-on regularly reviews the estimation process and adjusts the reserves as appropriate. It is possible, however, that the accuracy of Snap-on's estimation process could be adversely impacted if the financial condition of its customers were to deteriorate.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Inventory Reserves: Snap-on's inventories consist of manufactured products and merchandise for resale and are stated at the lower of cost or market. Manufactured products include the costs of materials, labor and manufacturing overhead. Inventories accounted for using the first-in, first-out (FIFO) method approximated 65% and 63% of total inventory as of year-end 2001 and 2000. All other inventories are generally determined using the last-in, first-out (LIFO) cost method. Snap-on values its inventory at the lower of cost or market, and regularly reviews the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If market value is less than cost, the company establishes inventory reserves to write down the related inventory to the lower of market or net realizable value. Snap-on regularly evaluates the composition of its inventory to determine slow-moving and obsolete inventories to determine if additional reserves are required. Changes in consumer purchasing patterns, however, could result in the need for additional reserves.

Pension and Other Postretirement Benefits: Snap-on has significant pension and postretirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumption including discount rates, expected return on plan assets and medical trend rates. Changes in these assumptions are primarily influenced by factors outside of Snap-on's control and can have a significant effect on the amounts reported in the financial statements.

Commitments and Contingencies: Snap-on is subject to lawsuits and other claims related to product and other matters that are being defended and handled in the ordinary course of business. Snap-on maintains reserves for such costs that may be incurred, which are determined on a case by case basis, taking into consideration the likelihood of adverse judgments or outcomes, as well as the potential range of probable loss. The reserves are monitored on an ongoing basis and are updated for new developments or new information as appropriate.

Valuation of long-lived assets: Snap-on periodically evaluates its long-lived assets, including goodwill and other intangible assets, for potential impairment. If impairment exists, an impairment loss is recognized and the carrying amount of the asset is adjusted to its new accounting basis. Judgments regarding the existence of impairment are based on legal factors, market conditions and operational performance. Future events could cause Snap-on to conclude that impairment exists. Snap-on uses the discounted cash flows method to determine if impairment exists. This requires management to make estimates and assumptions regarding future income, working capital and discount rates, which affect the impairment calculation.

Safe Harbor: Statements in this document that are not historical facts, including statements (i) that include the words "expects," "targets," "believes," "anticipates," or "estimates" or similar words that reference Snap-on or its management; (ii) specifically identified as forward-looking; or
(iii) describing Snap-on's or management's future outlook, plans, objectives or goals, are forward-looking statements. Snap-on or its representatives may also make similar forward-looking statements from time to time orally or in writing. Snap-on cautions the reader that these statements are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Some of those factors are discussed below, as well as elsewhere in this document, and in Snap-on's Securities and Exchange Commission filings. Those important factors include the validity of the assumptions set forth above and the timing and progress with which Snap-on can continue to achieve further cost reductions and achieve savings from its restructuring initiatives; Snap-on's ability to retain and attract dealers and to withstand external negative factors including terrorist disruptions on business; consequences of a potential change in public accounting firms; changes in trade, monetary and fiscal policies, laws and regulations, or other activities of governments or their agencies; and the absence of significant changes in the current competitive environment, inflation, energy supply or pricing, legal proceedings, supplier disruptions, currency fluctuations or the material worsening of credit markets, economic conditions and political situations around the world. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. Snap-on operates in a continually changing business environment and new factors emerge from time to time. Snap-on cannot predict such factors nor can it assess the impact, if any, of such factors on Snap-on's financial position or its results of operations. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market, Credit and Economic Risks
---------------------------------

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. Snap-on is exposed to market risk from changes in both foreign currency exchange rates and interest rates. Snap-on monitors its exposure to these risks and manages the underlying economic exposures through the use of financial instruments such as forward exchange contracts and interest rate swap agreements. Snap-on does not use derivative instruments for speculative or trading purposes. Snap-on's broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole. Snap-on's management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks.

FOREIGN CURRENCY RISK MANAGEMENT: Snap-on has significant international operations. Foreign exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments to protect the residual net anticipated exposures. For additional information, refer to Note 4.

INTEREST RATE RISK MANAGEMENT: Snap-on's interest rate risk management policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on's assets and liabilities. For additional information, refer to Note 4.

Snap-on utilizes a Value-at-Risk ("VAR") model to determine the potential one-day loss in the fair value of its interest rate and foreign exchange-sensitive financial instruments from adverse changes in market factors. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. Snap-on's computations are based on the inter-relationships among movements in various currencies and interest rates (variance/co-variance technique). These inter-relationships were determined by observing interest rate and foreign currency market changes over the preceding quarter.

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at March 30, 2002, was $.6 million on interest rate-sensitive financial instruments and $2.5 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

CREDIT RISK: Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting a loan, each customer is evaluated, taking into consideration the borrower's financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information and numerous other financial and qualitative factors that may affect the borrower's ability to repay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate. In addition to credit risk exposure from its on-balance-sheet receivables, Snap-on also has credit risk exposure for certain loan originations with recourse provisions from the LLC. At March 30, 2002, $43.2 million of loans originated by the LLC have a recourse provision to Snap-on if the receivables become more than 90 days past due. In addition, there were $26.1 million of dealers' customer-originated loans that have a primary recourse provision directly to the dealer, with secondary recourse to Snap-on in the event of dealer default.

ECONOMIC RISK: Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. Economic instability from time to time may cause Snap-on to react to such market conditions. The economic uncertainty in Argentina prompted Snap-on to resize its operations there in 2001, shifting a portion of its manufacturing to other existing Snap-on facilities. The Bahco Argentina facility will continue to operate with about one-half of its previous workforce, manufacturing product at a level to support its local market. Snap-on will continue to assess Argentina's economic situation to determine if any future actions or impairment write-downs are warranted.

As a result of the above market, credit and economic risks, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter.

                           PART II. OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

Item 6(a):  Exhibits

(10)(a)   Amended and Restated Snap-on Incorporated 1986 Incentive Stock
          Program.

(10)(b) Amended and Restated Snap-on Incorporated 2001 Incentive Stock and Awards Plan.

(10)(c) Form of Restated Senior Officer Agreement between the Corporation and each of Dale F. Elliott, Alan T. Biland, Sharon M. Brady, Susan F. Marrinan and Michael F. Montemurro.

(10)(d) Form of Restated Executive Agreement between the Corporation and each of Richard V. Caskey, Jeffrey N. Eggert, Gary S. Henning, Nicholas L. Loffredo, Denis J. Loverine, Blaine A. Metzger and William H. Pfund.

(10)(e)   Amended and Restated Snap-on Incorporated Directors' 1993 Fee Plan.

(10)(f)   Snap-on Incorporated Supplemental Retirement Plan for Officers.

(10)(g) Form of Split-Dollar Insurance Plan Agreement between the Corporation and each of Dale F. Elliott, Alan T. Biland, Sharon M. Brady and Michael F. Montemurro.

(10)(h)   Snap-on Incorporated 2002 Executive Management Incentive Program.

(10)(i)   Snap-on Incorporated 2002 Executive Qualitative Incentive Program.

(12)      Computation of Ratio of Earnings to Fixed Charges

Item 6(b):  Reports on Form 8-K Filed During the Reporting Period

During the first quarter of 2002, Snap-on reported on Form 8-K the following:

Date Filed          Date of Report      Item
----------          --------------      ----
January 4, 2002     December 28, 2001   Item 5. Snap-on filed a press release
                                        announcing the conclusion of the
                                        arbitration with SPX Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized person.


                                      SNAP-ON INCORPORATED


Date:  May 8, 2002              /s/ Blaine A. Metzger
       ---------------          -----------------------------------------------
                                Blaine A. Metzger, Principal Accounting Officer,
                                Vice President and Controller