Form 10-Q
period 2002-06-29
SNAP ON INC
filed 2002-08-13
CIK 91440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

      For quarterly period ended June 29, 2002

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

              Class                            Outstanding at July 27, 2002
---------------------------------              -----------------------------
Common stock, $1 par value                             58,351,758 shares

                              SNAP-ON INCORPORATED

                                      INDEX

                                                                         Page

Part I.   Financial Information

          Consolidated Statements of Earnings -
          Three and Six Months Ended
          June 29, 2002 and June 30, 2001                                 3

          Consolidated Balance Sheets -
          June 29, 2002 and December 29, 2001                             4-5

          Consolidated Statements of Cash Flows -
          Six Months Ended
          June 29, 2002 and June 30, 2001                                 6

          Notes to Consolidated Financial Statements                      7-16

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   17-26

          Quantitative and Qualitative Disclosures
          About Market Risk                                               27-28

Part II.  Other Information                                               29-30

                          PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements

                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (Amounts in millions except per share data)
                                   (Unaudited)
                                                               Three Months Ended                   Six Months Ended
                                                          -----------------------------       ----------------------------
                                                           June 29,           June 30,         June 29,          June 30,
                                                             2002               2001             2002              2001
                                                          ----------         ----------       ----------        ----------
Net sales
  Snap-on Dealer Group                                    $    274.6          $   261.3        $   530.6        $   517.7
  Commercial and Industrial Group                              272.6              264.3            526.6            535.3
                                                          ----------          ---------        ---------        ---------
                                                               547.2              525.6          1,057.2          1,053.0

Cost of goods sold                                            (295.8)            (286.3)          (570.1)          (570.0)
Operating expenses                                            (202.8)            (205.9)          (400.7)          (408.4)
Net finance income                                               8.8                7.9             16.1             20.0
Restructuring and other non-recurring charges                   (1.4)             (14.4)            (4.8)           (14.4)
Interest expense                                                (7.5)              (9.2)           (15.3)           (18.1)
Other income (expense) - net                                    (2.9)              (1.6)            (3.0)              .3
                                                          ----------          ---------        ---------        ---------

Earnings before income taxes                                    45.6               16.1             79.4             62.4
Income taxes                                                    16.4                7.2             28.5             24.1
                                                          ----------          ---------        ---------        ---------

Earnings before cumulative effect of a change in
  accounting principle                                          29.2                8.9             50.9             38.3
Cumulative effect of a change in accounting principle
  for goodwill in 2002 (net of tax of $0 million),
  and for derivatives in 2001 (net of $1.6 million
  tax benefit)                                                    --                 --              2.8             (2.5)
                                                          ----------          ---------        ---------        ---------
Net earnings                                              $     29.2          $     8.9        $    53.7        $    35.8
                                                          ==========          =========        =========        =========


Net earnings per share - basic and diluted:
Earnings before cumulative effect of a change in
  accounting principle                                    $      .50          $     .15        $     .87        $     .66
Cumulative effect of a change in accounting
  principle, net of tax                                           --                 --              .05             (.05)
                                                          ----------          ---------        ---------        ---------
Net earnings per share                                    $      .50          $     .15        $     .92        $     .61
                                                          ==========          =========        =========        =========

Weighted-average shares outstanding:
  Basic                                                         58.2               57.9             58.1             57.8
  Effect of dilutive options                                      .5                 .3               .5               .3
                                                          ----------          ---------        ---------        ---------
  Diluted                                                       58.7               58.2             58.6             58.1
                                                          ==========          =========        =========        =========


Dividends declared per common share                       $      .48          $     .48        $     .72        $     .72
                                                          ==========          =========        =========        =========

                 See Notes to Consolidated Financial Statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                     (Amounts in millions except share data)
                                                                                    June 29,          December 29,
                                                                                      2002                2001
                                                                                  -------------       ------------
                                                                                  (Unaudited)

ASSETS
    Current Assets
       Cash and cash equivalents                                                   $        6.2       $        6.7
       Accounts receivable - net of allowances                                            636.4              615.2
       Inventories
          Finished goods                                                                  369.8              351.4
          Work in process                                                                  51.2               41.5
          Raw materials                                                                    88.9               77.2
          Excess of current cost over LIFO cost                                           (95.4)             (94.9)
                                                                                    -----------        -----------
          Total inventory                                                                 414.5              375.2
       Prepaid expenses and other assets                                                  139.2              142.3
                                                                                    -----------        -----------
          Total current assets                                                          1,196.3            1,139.4

    Property and equipment
       Land                                                                                24.1               23.4
       Buildings and improvements                                                         198.1              195.5
       Machinery and equipment                                                            528.4              501.3
                                                                                     ----------         ----------
                                                                                          750.6              720.2
       Accumulated depreciation                                                          (418.5)            (392.5)
                                                                                     ----------         ----------
          Property and equipment - net                                                    332.1              327.7

    Deferred income tax benefits                                                           29.0               27.7
    Goodwill - net                                                                        356.0              331.2
    Other intangibles - net                                                                62.8               60.7
    Other assets                                                                           98.4               87.6
                                                                                    -----------        -----------

          Total assets                                                              $   2,074.6        $   1,974.3
                                                                                    ===========        ===========

                 See Notes to Consolidated Financial Statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                     (Amounts in millions except share data)
                                                                                    June 29,          December 29,
                                                                                      2002                2001
                                                                                 --------------      -------------
                                                                                  (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
       Accounts payable                                                             $     203.1        $    141.2
       Notes payable and current maturities of long-term debt                              19.7              29.1
       Accrued compensation                                                                60.0              58.7
       Dealer deposits                                                                     47.2              42.0
       Deferred subscription revenue                                                       46.3              45.0
       Accrued restructuring reserves                                                      10.5              23.1
       Other accrued liabilities                                                          199.9             210.3
                                                                                    -----------        ----------
          Total current liabilities                                                       586.7             549.4

    Long-term debt                                                                        430.4             445.5
    Deferred income taxes                                                                  27.8              24.7
    Retiree health care benefits                                                           93.0              92.7
    Pension liability                                                                      58.7              54.5
    Other long-term liabilities                                                            27.5              31.7
                                                                                    -----------        ----------
          Total liabilities                                                             1,224.1           1,198.5
                                                                                    -----------        ----------

SHAREHOLDERS' EQUITY
    Preferred stock - authorized 15,000,000 shares
      of $1 par value; none outstanding                                                     -                 -
    Common stock - authorized 250,000,000 shares
      of $1 par value; issued 66,885,906 and 66,847,107 shares                             66.9              66.8
    Additional paid-in capital                                                             81.5             108.0
    Retained earnings                                                                   1,040.5           1,014.7
    Accumulated other comprehensive income (loss)                                         (81.9)           (120.6)
    Grantor stock trust at fair market value - 5,413,572
      and 5,984,145 shares                                                               (160.0)           (203.0)
    Treasury stock at cost - 3,121,462 and 2,923,435 shares                               (96.5)            (90.1)
                                                                                    -----------        ----------
          Total shareholders' equity                                                      850.5             775.8
                                                                                    -----------        ----------

          Total liabilities and shareholders' equity                                $   2,074.6        $  1,974.3
                                                                                    ===========        ==========


                 See Notes to Consolidated Financial Statements.

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in millions)
                                   (Unaudited)
                                                                                        Six Months Ended
                                                                                --------------------------------
                                                                                  June 29,            June 30,
                                                                                    2002                2001
                                                                                ------------        ------------
OPERATING ACTIVITIES
    Net earnings                                                                   $  53.7             $  35.8
    Adjustments to reconcile net earnings to net cash
      provided (used) by operating activities:
       Cumulative effect of a change in accounting principle
         (net of tax) for goodwill in 2002 and for derivatives in 2001                (2.8)                2.5
       Depreciation                                                                   25.7                25.8
       Amortization of goodwill                                                        -                   6.9
       Amortization of intangibles                                                      .8                 1.9
       Deferred income tax provision                                                  22.9                 3.5
       Gain on sale of assets                                                          (.3)                (.3)
       Mark-to-market on cash flow hedges, net of tax                                  (.7)                (.8)
       Restructuring and other non-recurring charges, net of tax                       3.1                 9.0
    Changes in operating assets and liabilities, net of effects of acquisitions:
       (Increase) decrease in receivables                                             (2.7)               11.2
       (Increase) decrease in inventories                                            (25.3)              (38.0)
       (Increase) decrease in prepaid and other assets                               (25.6)              (19.0)
       Increase (decrease) in accounts payable                                        57.0                 3.1
       Increase (decrease) in accruals and other liabilities                         (43.4)              (15.3)
                                                                                   -------             -------
    Net cash provided by operating activities                                         62.4                26.3

INVESTING ACTIVITIES
    Capital expenditures                                                             (26.3)              (23.6)
Acquisitions of businesses - net of cash acquired                                      (.8)                (.9)
    Disposal of property and equipment                                                 4.1                 4.5
                                                                                   -------             -------
    Net cash used in investing activities                                            (23.0)              (20.0)

FINANCING ACTIVITIES
    Payment of long-term debt                                                         (2.8)               (3.8)
    Increase in long-term debt                                                         2.2                  .7
    Increase (decrease) in short-term borrowings - net                               (22.6)               18.5
    Purchase of treasury stock                                                        (6.4)               (4.9)
    Proceeds from stock purchase and option plans                                     16.5                11.7
    Cash dividends paid                                                              (27.8)              (27.7)
                                                                                   -------             -------
    Net cash used in financing activities                                            (40.9)               (5.5)

Effect of exchange rate changes on cash                                                1.0                 (.4)
                                                                                   -------             -------

Increase (decrease) in cash and cash equivalents                                       (.5)                 .4

Cash and cash equivalents at beginning of period                                       6.7                 6.1
                                                                                   -------             -------

Cash and cash equivalents at end of period                                         $   6.2             $   6.5
                                                                                   =======             =======

Supplemental cash flow disclosures:
    Cash paid for interest                                                         $  15.3             $  19.3
    Cash paid (refunded) for income taxes                                          $  (3.9)            $  11.6


                 See Notes to Consolidated Financial Statements.

                              SNAP-ON INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. This report should be read in conjunction with the consolidated financial statements and related notes included in Snap-on Incorporated's ("Snap-on") Annual Report on Form 10-K for the year ended December 29, 2001.

      In the opinion of management, all adjustments (consisting only of normal recurring adjustments and adjustments related to restructuring and other non-recurring charges) necessary to a fair statement of financial condition and results of operations for the three and six months ended June 29, 2002, have been made. Management also believes that the results of operations for the three and six months ended June 29, 2002, are not necessarily indicative of the results to be expected for the full year.

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

      The provisions of SFAS No. 142 require that i) goodwill no longer be amortized, ii) negative goodwill be recorded as a cumulative effect of an accounting change as of the beginning of the 2002 fiscal year, iii) other intangible assets be evaluated on an annual basis to determine whether they have finite or indefinite useful lives, and iv) goodwill be evaluated on an annual basis for impairment. Intangible assets determined to have finite lives are amortized over those estimated lives, and intangible assets that have indefinite useful lives are not amortized.

      SFAS No. 142 sets forth a number of factors to be considered in establishing the useful life of intangible assets. These factors include product life cycles, market competition and other economic trends, as well as the level of maintenance required to obtain future cash flows. The useful lives of all intangible assets as of December 30, 2001, were assessed using these criteria.

      In accordance with the adoption provisions of SFAS No. 142, Snap-on completed the transitional assessment of its other intangible assets in evaluating and assigning a finite or indefinite useful life. Snap-on also completed the transitional goodwill impairment evaluation required by this standard, the results of which indicated that the carrying values of goodwill and other intangibles are not impaired.

      Snap-on recorded a cumulative effect of a change in accounting principle transition adjustment that increased net earnings in the first quarter of 2002 by $2.8 million, on both a pretax and after-tax basis, from the recognition of negative goodwill as prescribed by SFAS No. 142.

      Snap-on ceased amortizing goodwill and certain other intangibles at the beginning of its 2002 fiscal year as required by SFAS No. 142. The following is a reconciliation of earnings before

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      cumulative effect of a change in accounting principle, net earnings, and earnings per share data for the second quarter and six months ended June 30, 2001, reflecting the impact of this standard on prior-year reported results as if SFAS No. 142 had been in effect during these periods.

                                                                   Three Months Ended         Six Months Ended
                                                                ------------------------     --------------------
                                                                 June 29,       June 30,      June 29,    June 30,
     (Amounts in millions except per share data)                   2002           2001         2002         2001
                                                                ---------      ---------     ---------    --------
     Earnings before cumulative effect of a
       change in accounting principle as reported:                  $29.2          $ 8.9       $50.9        $38.3
         Goodwill amortization, net of tax                              -            3.0          -           5.9
         Trademark amortization, net of tax                             -            0.2          -           0.4
                                                                    -----          -----       -----        -----
     Adjusted earnings before cumulative effect item                $29.2          $12.1       $50.9        $44.6
                                                                    =====          =====       =====        =====

     Net earnings as reported:                                      $29.2          $ 8.9       $53.7        $35.8
         Goodwill amortization, net of tax                              -            3.0          -           5.9
         Trademark amortization, net of tax                             -            0.2          -           0.4
                                                                    -----          -----       -----        -----
     Adjusted net earnings                                          $29.2          $12.1       $53.7        $42.1
                                                                    =====          =====       =====        =====

     Earnings per share before cumulative effect of
       a change in accounting
       principle as reported:
         Basic                                                      $0.50          $0.15       $0.87        $0.66
         Diluted                                                     0.50           0.15        0.87         0.66

     Adjusted earnings per share before cumulative
       effect item:
         Basic                                                      $0.50          $0.21       $0.87        $0.77
         Diluted                                                     0.50           0.21        0.87         0.77

     Net earnings per share as reported:
         Basic                                                      $0.50          $0.15       $0.92        $0.61
         Diluted                                                     0.50           0.15        0.92         0.61

     Adjusted earnings per share:
         Basic                                                      $0.50          $0.21       $0.92        $0.72
         Diluted                                                     0.50           0.21        0.92         0.72


                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additional disclosures related to acquired intangible assets are as follows:

                                                        June 29, 2002                           December 29, 2001
                                            --------------------------------------    --------------------------------------
                                              Gross Carrying        Accumulated         Gross Carrying        Accumulated
      (Amounts in millions)                       Value             Amortization            Value             Amortization
                                            ------------------    ----------------    ------------------    ----------------

      Amortized Intangible Assets:
          Trademarks                             $  1.9             $    (.2)              $  1.7              $    (.2)
          Patents                                  27.8                 (7.3)                27.2                  (6.3)
                                                 ------             --------               ------              --------
          Total                                    29.7                 (7.5)                28.9                  (6.5)
      Unamortized Intangible Assets:
          Trademarks                               45.4                 (4.8)                42.8                  (4.5)
                                                 ------             --------               ------              --------
      Total Intangible Assets                     $75.1               $(12.3)               $71.7                $(11.0)
                                                  =====               ======                =====                ======

      The weighted average amortization period for trademarks is 40 years, for patents 16 years, and in total is 37 years.

      Goodwill as of June 29, 2002, was $356.0 million, up $24.8 million from year-end 2001 levels, reflecting an increase of $1.1 million from a first-quarter 2002 acquisition and $23.7 million from currency translation impacts.

      The aggregate amortization expense for the three and six months ended June 29, 2002, was $.2 million and $.8 million. Total estimated annual amortization expense expected for the fiscal years 2002 through 2006 is as follows:

                                             Estimated
                                           Amortization
      (Amounts in millions)                   Expense
                                        -------------------

      2002                                     $2.1
      2003                                      1.9
      2004                                      1.8
      2005                                      1.8
      2006                                      1.7

3. Snap-on announced in the second quarter of 2001 that it was taking significant action to (i) reduce costs companywide to adjust to the slower sales environment and (ii) improve operational performance in businesses not earning acceptable financial returns. As a result of selective rationalization and consolidation actions, Snap-on recorded $62.0 million in pretax restructuring and other non-recurring charges in 2001 for actions that include the consolidation or closure of 35 facilities, asset write-downs and severance costs to effect a 6% reduction in workforce. The $62.0 million charge includes restructuring charges of $40.3 million and non-recurring charges of $21.7 million. The restructuring charge of $40.3 million includes $27.1 million for severance costs associated with the planned elimination of 796 salaried and hourly positions, $6.0 million for non-cancelable lease agreements, $5.9 million for facility asset write-downs, and $1.3 million for exit-related legal and professional services. The $21.7 million of other non-recurring charges includes $12.6 million for restructuring-related inventory write-downs and additional inventory write-downs

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      and warranty costs associated with Snap-on's exiting of an unprofitable segment of the emissions-testing business, $8.4 million for management transition costs associated with the appointment of Dale F. Elliott as successor to the Chief Executive Officer position, and $.7 million for equipment and employee relocation costs associated with the facility consolidations.

      Snap-on expects to incur an estimated $7 million in restructuring-related costs in 2002 for the completion of its 2001 restructuring and other activities. These costs do not qualify for restructuring accrual treatment and are expensed as incurred.

      In the second quarter of 2002, Snap-on incurred $1.4 million in restructuring-related charges for employee and equipment relocation costs and professional fees. For the first six months of 2002, Snap-on incurred restructuring and non-recurring charges of $4.8 million, including $3.0 million related to the 2002 resignation of Snap-on's former Chief Financial Officer and $1.8 million for employee and equipment relocation costs.

      The composition of Snap-on's restructuring charge activity for the second quarter ended June 29, 2002, was as follows:

                                               Restructuring Reserve                           Restructuring Reserve
                                                As of March 30, 2002             Usage          as of June 29, 2002
                                              -----------------------          ---------       ---------------------
         (Amounts in millions)
         Severance costs                             $13.7                      $ (4.2)                 $9.5
         Facility consolidation
               or closure costs                        1.7                         (.7)                  1.0
                                                     -----                      ------                ------
         Total restructuring reserves                $15.4                      $ (4.9)                $10.5
                                                     =====                      ======                ======

      The restructuring reserve usage for the second quarter ended June 29, 2002, of $4.9 million represents $4.2 million for severance payments related to the separation of 91 employees and $.7 million for facility consolidation or closure costs. The restructuring reserve usage for the six months ended June 29, 2002, of $12.6 million represents $11.6 million for severance payments related to the separation of 267 employees and $1.0 million for facility consolidation or closure costs. Of the $40.3 million of restructuring reserves established in 2001, $29.8 million has been used to date, consisting of $17.6 million for severance payments related to the separation of 539 of the 796 identified employees, $6.3 million for facility consolidation or closure costs related to 22 of the 35 facilities identified, and $5.9 million for asset write-downs. Snap-on has funded and expects to continue to fund the remaining cash requirements of its 2001 restructuring activities with cash flows from operations and borrowings under the company's existing credit facilities. The specific restructuring measures and estimated costs were based on management's best business judgment under prevailing circumstances. Snap-on believes that the restructuring reserve balance of $10.5 million as of June 29, 2002, is adequate to complete all announced activities and anticipates that all actions will be completed by the end of 2002.

4. Snap-on accounts for its hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. These standards require that all derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or "Accumulated other

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

      Foreign Currency Derivative Instruments: Snap-on has operations in a number of countries that have transactions outside their functional currencies and, as a result, is exposed to changes in foreign currency exchange rates. In addition, Snap-on hedges the anticipated repayment of intercompany loans to foreign subsidiaries denominated in foreign currencies. Snap-on manages most of these exposures on a consolidated basis, which allows for netting of certain exposures to take advantage of natural offsets. Forward exchange contracts are used to hedge the net exposures. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates.

      At June 29, 2002, Snap-on had net outstanding foreign exchange forward contracts totaling $193.7 million comprised of buy contracts of $75.5 million in Swedish kronor and sell contracts of $118.3 million in euros, $74.5 million in British pounds, $38.6 million in Canadian dollars, $11.4 million in Singapore dollars, $6.3 million in Australian dollars, $5.8 million in Danish kronor, $4.8 million in Norwegian kronor and $9.5 million in other currencies. At December 29, 2001, Snap-on had net outstanding foreign exchange forward contracts totaling $191.3 million comprised of buy contracts of $55.1 million in Swedish kronor and sell contracts of $113.6 million in euros, $73.8 million in British pounds, $31.2 million in Canadian dollars, $8.8 million in Singapore dollars, $4.9 million in Danish kronor, $4.4 million in Australian dollars and $9.7 million in other currencies.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      The majority of Snap-on's forward exchange contracts do not qualify for hedge accounting treatment under SFAS No. 133 and are therefore excluded from the assessment of effectiveness. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in "Other income (expense) - net" on the accompanying Consolidated Statements of Earnings. Those forward exchange contracts that qualify for hedge accounting treatment are accounted for as cash flow hedges where the effective portion of the changes in fair value of the derivative is recorded in "Accumulated other comprehensive income (loss)." When the hedged item is realized in income, the gain or loss included in "Accumulated other comprehensive income (loss)" is reclassified to income in the same financial statement caption as the hedged item. The ineffective portion of changes in fair value of the cash flow hedges are reported in earnings as foreign exchange gain or loss, which is included in "Other income (expense) - net" and which were not material.

      Non-Derivative Instruments Designated in Hedging Relationships: Snap-on uses non-U.S. dollar financing transactions as net investment hedges of long-term investments in the corresponding foreign currency. Hedges that meet the effectiveness requirements are accounted for under net investment hedging rules. The effective portion of the net investment hedge of a foreign operation is recorded in "Accumulated other comprehensive income
      (loss)" as a cumulative translation adjustment. When applicable, the ineffective portion of the net investment hedge is recorded in earnings as foreign exchange gain or loss, which is included in "Other income (expense) - net" and which were not material. At June 29, 2002, net losses of $.7 million arising from effective hedges of net investments have been reflected in the cumulative translation adjustment account as a component of "Accumulated other comprehensive income (loss)."

      Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are accrued and recognized as adjustments to interest expense. For fair value hedges the effective portion of the change in fair value of the derivative is recorded in "Long-term Debt" while any ineffective portion is recorded as an adjustment to interest expense. For cash flow hedges the effective portion of the change in fair value of the derivative is recorded in "Accumulated other comprehensive income (loss)," while any ineffective portion is recorded as an adjustment to interest expense. The notional amount of interest rate swaps was $50.0 million at June 29, 2002 and $25.0 million at December 29, 2001.

      For all derivatives qualifying for hedge accounting under SFAS No. 133, the net accumulated derivative loss at June 29, 2002, was $1.9 million, after tax, and is reflected in "Accumulated other comprehensive income
      (loss)." At June 29, 2002, the maximum maturity date of any cash flow hedge and fair value hedge was approximately 33 months and 9.1 years, respectively. During the next 12 months, Snap-on expects to reclassify into earnings net losses from "Accumulated other comprehensive income
      (loss)" of approximately $1.3 million after tax at the time the underlying hedged transactions are realized.

      During the second quarter ended June 29, 2002, cash flow hedge and fair value hedge ineffectiveness was not material.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Snap-on normally declares and pays in cash four regular, quarterly dividends. However, the third quarter dividend in each year is declared in June, giving rise to two regular quarterly dividends appearing in the second quarter and, correspondingly, three regular dividends appearing in the first six months' statements.

6. Basic and diluted earnings per share were computed by dividing net earnings by the corresponding weighted-average common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method.

7.    Accounting Pronouncements:

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

      On December 30, 2001, the beginning of the 2002 fiscal year, Snap-on adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement provides a single accounting model for long-lived assets to be disposed of. The effect of this change in accounting principle was not material to Snap-on's financial position or results of operations.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. The statement requires that the fair value of a liability for an asset's retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The statement will be effective for fiscal years beginning after June 15, 2002. Snap-on believes that the effects of this pronouncement will not be material to Snap-on's financial position or results of operations.

8. Total comprehensive income for the three and six month periods ended June 29, 2002, and June 30, 2001, was as follows:

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                     Three Months Ended                 Six Months Ended
                                                  -------------------------      ---------------------------------
                                                 June 29,          June 30,         June 29,          June 30,
      (Amounts in millions)                        2002              2001             2002              2001
                                             ----------------   ---------------  --------------    ---------------
      Net earnings                              $    29.2         $     8.9       $     53.7           $  35.8
      Foreign currency translation                   46.6             (11.5)            39.5             (32.3)
      Change in fair value of derivative
        instruments, net of tax                      (2.9)               .2              (.7)              (.8)
                                                ---------         ---------       ----------           -------
      Total comprehensive income                $    72.9         $    (2.4)      $     92.5           $   2.7
                                                =========         =========       ==========           =======

9. On February 20, 1998, Snap-on filed a complaint alleging infringement of certain of Snap-on's patents by Hunter Engineering Company ("Hunter"). Hunter counterclaimed, alleging infringement of certain of its patents and one trademark. The parties settled claims related to several of the patents and a contractual dispute. In April 2002, the court set a trial date of October 14, 2002, regarding six patents, three belonging to Snap-on and three belonging to Hunter. Since that time, the parties have cross-licensed one patent on each side and settled the trademark action. No pleadings related to the four patents set for trial contained specific allegations of damages; however, in recently filed expert reports, Snap-on claims damages in excess of $50 million and Hunter claims damages of less than $30 million, exclusive of prejudgment interest, penalties for alleged willful infringement and/or the value of injunctive relief. No trial date has been set for the remaining patents pending in the above case. Although management believes that Snap-on will prevail, it is not possible at this time to predict the outcome of this matter with certainty. As a result, Snap-on has not recorded any related gain or loss contingencies in its financial statements. In addition, a March 2003 trial date has been set for a case filed by Hunter in May 2002 involving two additional Hunter patents, and Snap-on has moved to consolidate that case with the above litigation. Specific allegations of damages relating to these two additional patents do not appear in the pleading. Snap-on holds a vast patent portfolio and vigorously prosecutes its claims and defends its patents in the ordinary course of business.

      Snap-on is involved in various other legal matters that are being defended and handled in the ordinary course of business, and Snap-on maintains accruals for such costs that are expected to be incurred. Although it is not possible to predict the outcome of these other matters, management believes that the results will not have a material impact on Snap-on's financial statements.

      During 2001, Snap-on entered into a binding arbitration process with SPX Corporation related to infringement of patents. The arbitrator ruled in favor of SPX and Snap-on paid damages of $44.0 million in January 2002 to SPX.

10. Snap-on has two reportable segments: the Snap-on Dealer Group and the Commercial and Industrial Group. These segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. The Snap-on Dealer Group consists of Snap-on's business operations serving the worldwide dealer van channel. The Commercial and Industrial Group consists of the business operations serving the worldwide non-

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      dealer tool and equipment products businesses. These two segments derive revenues primarily from the sale of tools and equipment.

      Snap-on evaluates the performance of its operating segments based on segment net sales and operating earnings. Snap-on defines operating earnings for segment reporting purposes as Net Sales less Cost of Goods Sold and Operating Expenses, excluding restructuring and non-recurring charges. Snap-on accounts for intersegment sales and transfers based primarily on standard costs established between the segments. Snap-on allocates shared service expenses to those segments that utilize the services based on their percentage of revenues from external sources. Restructuring and other non-recurring charges are not allocated to the reportable segments. Had it been Snap-on's policy to allocate restructuring and other non-recurring charges to its reportable segments, such charges of $1.4 million and $4.8 million for the three and six months ended June 29, 2002, would have been allocated to the segments as follows:
      Snap-on Dealer Group - $0 and $1.6 million, respectively, and Commercial and Industrial Group - $1.4 million and $3.2 million, respectively. For the three and six month periods ended June 30, 2001, charges of $14.4 million would have been allocated to the segments as follows: Snap-on Dealer Group - $8.4 million for both periods and Commercial and Industrial Group - $6.0 million for both periods.

      Neither Snap-on nor any of its segments depends on any single customer, small group of customers or government for more than 10% of its sales.

      Financial data by segment was as follows:

                                                      Three Months Ended                 Six Months Ended
                                                  -------------------------       ------------------------------
                                                   June 29,        June 30,          June 29,        June 30,
     (Amounts in millions)                           2002            2001              2002            2001
                                                 ------------   --------------    --------------   -------------
     Net sales from external customers:
     Snap-on Dealer Group                          $   274.6       $    261.3         $   530.6        $   517.7
     Commercial and Industrial Group                   272.6            264.3             526.6            535.3
                                                  ----------      -----------         ---------        ---------
     Total net sales                               $   547.2       $    525.6         $ 1,057.2        $ 1,053.0
                                                   =========       ==========         =========        =========

     Intersegment sales:
     Snap-on Dealer Group                          $      .1       $       -          $      .2        $       -
     Commercial and Industrial Group                    90.4             99.7             172.6            192.6
                                                   ----------      ----------         ---------        ---------
     Total intersegment sales                           90.5             99.7             172.8            192.6
     Elimination of intersegment sales                 (90.5)           (99.7)           (172.8)          (192.6)
                                                   ---------       ----------         ---------        ---------
     Total consolidated intersegment sales         $       -       $        -         $       -        $       -
                                                   =========       ==========         =========        =========

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                      Three Months Ended                 Six Months Ended
                                                 ---------------------------      -------------------------------
                                                  June 29,          June 30,          June 29,         June 30,
      (Amounts in millions)                        2002              2001              2002              2001
                                             ----------------   --------------    --------------    -------------
     Earnings:
     Snap-on Dealer Group                        $     27.5       $     25.9         $    57.5       $     53.8
     Commercial and Industrial Group                   21.1              7.5              28.9             20.8
                                                 ----------       ----------         ---------       ----------
     Segment operating earnings                        48.6             33.4              86.4             74.6
     Net finance income                                 8.8              7.9              16.1             20.0
     Restructuring and other
        non-recurring charges                          (1.4)           (14.4)             (4.8)           (14.4)
     Interest expense                                  (7.5)            (9.2)            (15.3)           (18.1)
     Other income (expense) - net                      (2.9)            (1.6)             (3.0)              .3
                                                -----------       ----------         ---------       ----------
     Total pre-tax earnings from
       operations                               $      45.6       $     16.1         $    79.4       $     62.4
                                                ===========       ==========         =========       ==========

                                                              As of
                                                  ----------------------------------
                                                      June 29,       December 29,
      (Amounts in millions)                             2002               2001
                                                  ----------------------------------

     Assets:
     Snap-on Dealer Group                             $   801.3         $   823.3
     Commercial and Industrial Group                    1,209.7           1,120.6
                                                      ---------         ---------
     Total from reportable segments                     2,011.0           1,943.9
     Financial Services                                    81.4              82.0
     Elimination of intersegment receivables              (17.8)            (51.6)
                                                      ---------         ---------
     Total assets                                      $2,074.6          $1,974.3
                                                      =========         =========

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated

Net sales were $547.2 million in the second quarter of 2002, an increase of 4.1% from the $525.6 million in the comparable prior-year period. For the first six months of 2002, net sales were $1,057.2 million, up slightly compared to $1,053.0 million in 2001. The year-over-year increase in net sales for the second quarter of 2002 reflects strong sales in Snap-on's U.S. dealer business, the success of new products worldwide and a modest gain in international commercial and industrial operations, which offset the sluggish demand that persists in many North American industrial sectors. Currency translation had a negligible impact on 2002 second-quarter consolidated sales. The increase in year-over-year net sales for the first six months of 2002 reflects strong sales in the U.S. dealer business that were offset by continued soft demand for equipment and a decline in sales of tools in the commercial and industrial sector. Currency translation had a negative impact of 1% on 2002 year-to-date consolidated sales.

Net earnings for the second quarter of 2002 were $29.2 million or $.50 per diluted share, as compared with $8.9 million or $.15 per diluted share in 2001. The increase in year-over-year net earnings includes the impact of higher sales and improved margins, benefits from the elimination of goodwill and certain other intangible amortization related to the fiscal-year 2002 adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," lower interest expense and higher net finance income. Benefits from Snap-on's focus on Operational Fitness activities, including benefits realized from its 2001 restructuring initiatives, were partially offset by higher expenses associated with the company's "More Feet on the Street" dealer expansion initiative, higher net pension costs and increased spending for new products. Operational Fitness is Snap-on's focused initiative towards improving the performance of its current business portfolio by continually evaluating processes and practices to reduce waste and enhance operations. In addition, 2001 second-quarter results were adversely impacted by the inclusion of $20.5 million ($14.4 million after tax or $0.25 per diluted share) for restructuring and other non-comparable costs (including management transition costs and costs related to the termination of a European equipment supplier arrangement).

Snap-on ceased amortizing goodwill and certain other intangibles at the beginning of its 2002 fiscal year as prescribed by SFAS No. 142. Had this standard been in effect for the second quarter of 2001, net earnings would have been $12.1 million, or $.21 per diluted share. Snap-on has completed the transitional goodwill and intangibles impairment evaluations required by SFAS No. 142, the results of which indicated that the carrying values of goodwill and other intangibles are not impaired. For more information on SFAS No. 142, refer to Note 2 to the interim Consolidated Financial Statements.

In the 2002 second quarter, Snap-on incurred restructuring and other non-recurring charges of $1.4 million ($.8 million after tax or $.01 per share) for employee and equipment relocation costs and professional fees associated with its previously announced 2001 restructuring activities. In the second quarter of 2001 Snap-on incurred charges of $20.5 million, including restructuring and other non-recurring charges of $14.4 million ($9.0 million after tax or $.16 per share) for various exit-related costs, asset impairment write-downs and management transition costs. Snap-on also incurred non-comparable costs of $6.1

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

million (including $1.5 million in cost of goods sold and $4.6 million in operating expenses) in the second quarter of 2001, primarily related to the termination of a European equipment supplier arrangement.

Net earnings, before cumulative effect of a change in accounting principle, were $50.9 million or $.87 per diluted share for the first six months of 2002, as compared with $38.3 million or $.66 per diluted share in 2001. The increase in earnings reflects modest sales growth, lower interest expense and benefits from Operational Fitness activities, as well as benefits from the elimination of goodwill and certain other intangible amortization under SFAS No. 142, offset by lower net finance income, increased dealer expansion costs, higher net pension costs and increased new product spending. In addition, 2001 results were adversely impacted by the inclusion of $20.5 million ($14.4 million after tax or $0.25 per diluted share) for restructuring and other non-comparable costs (including management transition costs and costs related to the termination of a European equipment supplier arrangement).

Snap-on ceased amortizing goodwill and certain other intangibles at the beginning of its 2002 fiscal year as prescribed by SFAS No. 142. Had this standard been in effect for the first six months of 2001, net earnings, before cumulative effect item, would have been $44.6 million, or $.77 per diluted share.

Net earnings for the first six months of 2002 were $53.7 million or $.92 per diluted share in 2002, as compared with $35.8 million or $.61 per diluted share in 2001. Snap-on recorded a cumulative effect of a change in accounting principle transition adjustment that increased net earnings in the first quarter of 2002 by $2.8 million, or $.05 per diluted share, on both a pretax and after-tax basis, from the recognition of negative goodwill as required by SFAS No. 142. In the first quarter of 2001, Snap-on recorded a cumulative effect of a change in accounting principle transition adjustment that decreased net earnings by $2.5 million after tax, or $.05 per diluted share, related to a hedge strategy that did not qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Snap-on adopted SFAS No. 133 at the beginning of its 2001 fiscal year. For more information on SFAS No. 133, refer to Note 4.

Gross profit for the second quarter of 2002 was $251.4 million, up 5.1% from $239.3 million in the prior-year period. As a percentage of sales, gross profit margin in the second quarter of 2002 increased to 45.9%, as compared to 45.5% in the comparable prior-year period. Gross profit for the first six months of 2002 was $487.1 million, up .8% from $483.0 million in the prior-year period. As a percentage of sales, gross profit margin in the first six months of 2002 increased to 46.1%, as compared to 45.9% in the comparable prior-year period. The increase in gross profit for both the second quarter and first six months of 2002 reflects benefits from Operational Fitness and restructuring activities, including cost controls and continuous improvements in manufacturing operations. In addition, non-comparable charges of $1.5 million related to the termination of a European supplier arrangement in 2001 adversely impacted prior-year margins.

Operating expenses for the second quarter of 2002 were $202.8 million, or 37.1% of sales, as compared to $205.9 million, or 39.2%, in the comparable prior-year period. The year-over-year improvement of $3.1 million in operating expenses includes $3.8 million from the elimination of goodwill and certain other intangible amortization under SFAS No. 142, the elimination of $4.6 million in non-comparable costs incurred in 2001 related to the termination of a European supplier arrangement, savings in 2002 from the fiscal 2001 restructuring actions, reduced discretionary spending and other cost-cutting initiatives. These decreases were partially offset by increased costs associated with Snap-on's "More Feet on the Street" dealer expansion initiative, higher net pension costs, increased spending for new product development and

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

higher bad debt provisions. The improvement in operating expenses as a percentage of net sales reflects the positive leverage of higher sales on lower operating expenses. Operating expenses for the first six months of 2002 were $400.7 million, or 37.9% of sales, as compared to $408.4 million, or 38.8% of sales, in the comparable prior-year period. The $7.7 million improvement in year-over-year operating expenses includes $7.5 million from the elimination of goodwill and certain other intangible amortization, the elimination of non-comparable charges of $4.6 million incurred in 2001 related to the termination of a European supplier agreement, savings in 2002 from the fiscal 2001 restructuring actions, reduced discretionary spending and other cost-cutting initiatives. These decreases to operating expenses were partially offset by an increase in expenses associated with Snap-on's dealer expansion initiative, higher net pension costs, increased spending for new product development and higher bad debt provisions, including $2.6 million for the first quarter 2002 write-down of a receivable related to the closure of auto service centers associated with a major retailer's bankruptcy.

Segment Results

Snap-on Dealer Group

In the worldwide Snap-on Dealer Group segment, net sales for the second quarter of 2002 were $274.6 million, up 5.1% from the $261.3 million reported in the comparable prior-year period. For the first six months of 2002, net sales were $530.6 million, up 2.5% from $517.7 million in 2001. The increase in net sales reflects strong sales in the U.S. dealer operations with continued strength in tools and tool storage, the successful launch of new products, including new hand-held diagnostics equipment, and the increased service and marketplace coverage being achieved as a result of Snap-on's "More Feet on the Street" dealer expansion initiative. Additionally, sales in the tech rep sales organization were up year over year compared with depressed sales in the prior year. Big-ticket sales through this channel had experienced significant declines in the previous four quarters. In the second quarter of 2002, a net increase of 55 dealers was achieved in the U.S. dealer business, primarily through the use of second vans and second franchises, bringing the 2002 year-to-date total net increase to 116 dealers. The success of this initiative is continuing to lead to improved customer service and marketplace penetration, as well as higher sales. The strong U.S. dealer sales are being partially offset by a decline in non-U.S. dealer operations. For both the second quarter and first six months of 2002, stronger sales in the UK and Australia contributed towards offsetting weakness experienced in Canada. Sales in Japan were also up in the second quarter as compared to the comparable prior-year period, however year-to-date sales were flat with prior year.

Segment earnings for the second quarter of 2002 increased 6.2% to $27.5 million from $25.9 million in the second quarter of 2001, primarily reflecting the higher sales volume. Segment earnings as a percentage of net sales improved slightly to 10.0% from 9.9% in the prior year. On a year-to-date basis, segment earnings increased 6.9% to $57.5 million from $53.8 million in the comparable prior-year period, reflecting both higher sales volume and a better operating margin. Segment earnings as a percentage of net sales improved to 10.8% from 10.4%. Operating margins continue to be slightly compressed due to the influence of having non-U.S. dealer operations supplied by U.S. manufacturing facilities and by Snap-on's focus on improving working capital management, particularly increasing inventory turns. In addition, higher costs related to the "More Feet on the Street" program and higher net pension expense were partially offset by productivity savings and tight control on discretionary spending.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Commercial and Industrial Group

In the Commercial and Industrial Group segment, net sales for the second quarter increased to $272.6 million, or 3.1%, over the prior-year period of $264.3 million. The increase primarily reflects sales increases in facilitation operations, information products, European equipment, and international industrial tool markets, as well as a 1% benefit from favorable currency translations. These increases were partially offset by the continued soft demand in North America for industrial tools and big-ticket diagnostics and equipment. For the first six months of 2002, net sales decreased 1.6% to $526.6 million from the prior-year period of $535.3 million. The decrease in net sales primarily reflects the weak demand for big-ticket capital goods equipment and industrial tools and a negative 1% impact from unfavorable currency transition. Sales of equipment worldwide and professional tools in the European and U.S. industrial and commercial marketplace declined, reflecting the continued softness in many industry sectors, such as automotive, electronics and aerospace. Partially offsetting the decline was growth in the facilitation business and the diagnostics and information business, primarily reflecting the continued growth in information-based products.

Segment earnings for the second quarter of 2002 were $21.1 million, a significant increase from $7.5 million a year ago. The operating margin improved to 7.7% from 2.8% a year ago, reflecting benefits from restructuring and Operational Fitness activities, the cessation of $3.5 million in goodwill and other intangible amortization, and the absence of $5.9 million in non-comparable charges incurred in 2001 primarily related to the termination of a European equipment supplier arrangement. Segment earnings for the first six months of 2002 were $28.9 million compared to $20.8 million a year ago. The operating margin improved to 5.5% from 3.9% a year ago, reflecting benefits from restructuring and Operational Fitness activities, the cessation of $6.9 million in goodwill and other intangible amortization, and the absence of $5.9 million in non-comparable charges incurred in 2001. These items were partially offset by a $2.6 million non-cash charge in the first quarter of 2002 for the write-down of a receivable related to the closure of auto service centers associated with a major retailer's bankruptcy, the unfavorable operating leverage related to lower sales and inventory reduction initiatives, the effect of having manufacturing operations based in strong currency countries, and continued investment spending on new product research and development activities.

Restructuring and Non-Recurring Charges

Snap-on announced in the second quarter of 2001 that it was taking significant action to (i) reduce costs companywide to adjust to the slower sales environment and (ii) improve operational performance in businesses not earning acceptable financial returns. As a result of selective rationalization and consolidation actions, Snap-on recorded $62.0 million in pretax restructuring and other non-recurring charges in 2001 for actions that include the consolidation or closure of 35 facilities, asset write-downs and severance costs to effect a 6% reduction in workforce. The $62.0 million charge includes restructuring charges of $40.3 million and non-recurring charges of $21.7 million. The restructuring charge of $40.3 million includes $27.1 million for severance costs associated with the planned elimination of 796 salaried and hourly positions, $6.0 million for non-cancelable lease agreements, $5.9 million for facility asset write-downs, and $1.3 million for exit-related legal and professional services. The $21.7 million of other non-recurring charges includes $12.6 million for restructuring-related inventory write-downs and

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

additional inventory write-downs and warranty costs associated with Snap-on's exiting of an unprofitable segment of the emissions-testing business, $8.4 million for management transition costs associated with the appointment of Dale
F. Elliott as successor to the Chief Executive Officer position, and $.7 million for equipment and employee relocation costs associated with the facility consolidations.

Snap-on expects to incur an estimated $7 million to $8 million in restructuring-related costs in 2002 for the completion of its 2001 restructuring and other activities. These costs do not qualify for restructuring accrual treatment and are expensed as incurred.

In the second quarter of 2002, Snap-on incurred $1.4 million in restructuring-related charges for employee and equipment relocation costs and professional fees. For the first six months of 2002, Snap-on incurred restructuring and non-recurring charges of $4.8 million, including $3.0 million related to the 2002 resignation of Snap-on's former Chief Financial Officer and $1.8 million for employee and equipment relocation costs.

The composition of Snap-on's restructuring charge activity for the second quarter ended June 29, 2002, was as follows:

                                        Restructuring Reserve                Restructuring Reserve
                                         As of March 30, 2002       Usage     as of June 29, 2002
                                       ------------------------   ---------  ---------------------
      (Amounts in millions)
      Severance costs                             $13.7             $  (4.2)               $ 9.5
      Facility consolidation
        or closure costs                            1.7                 (.7)                 1.0
                                                  -----             -------                -----
      Total restructuring reserves                $15.4             $  (4.9)               $10.5
                                                  =====             =======                =====

The restructuring reserve usage for the second quarter ended June 29, 2002, of $4.9 million represents $4.2 million for severance payments related to the separation of 91 employees and $.7 million for facility consolidation or closure costs. The restructuring reserve usage for the six months ended June 29, 2002, of $12.6 million represents $11.6 million for severance payments related to the separation of 267 employees and $1.0 million for facility consolidation or closure costs. Of the $40.3 million of restructuring reserves established in 2001, $29.8 million has been used to date, consisting of $17.6 million for severance payments related to the separation of 539 of the 796 identified employees, $6.3 million for facility consolidation or closure costs related to 22 of the 35 facilities identified, and $5.9 million for asset write-downs. Snap-on has funded and expects to fund the remaining cash requirements of its 2001 restructuring activities with cash flows from operations and borrowings under the company's existing credit facilities. The specific restructuring measures and estimated costs were based on management's best business judgment under prevailing circumstances. Snap-on believes that the restructuring reserve balance of $10.5 million as of June 29, 2002, is adequate to complete all announced activities and anticipates that all actions will be completed by the end of 2002.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other

Net finance income was $8.8 million in the second quarter of 2002, up $.9 million from $7.9 million in the comparable prior-year period. Higher originations from growth in the U.S. dealer business contributed to the increase. For the first six months of 2002, net finance income was $16.1 million, compared to $20.0 million in 2001. Although credit originations for the first six months of 2002 have increased year over year, prior-year results benefited from a highly favorable interest-rate environment.

Interest expense for the second quarter of 2002 was $7.5 million, a decrease of $1.7 million from the prior-year period. For the first six months of 2002, interest expense of $15.3 was down $2.8 million from $18.1 million in the prior year. The reduction in interest expense in both the second quarter and year-to-date periods is due to continued debt reduction funded by cash flow from operating activities and lower interest rates relative to the comparable periods in the prior year.

Other income (expense) - net was an expense of $2.9 million for the second quarter of 2002 as compared to an expense of $1.6 million in the comparable 2001 period. For the first six months of 2002, other income (expense) - net was an expense of $3.0 million, as compared to income of $.3 million. This line item includes the impact of all non-operating items such as interest income, license fees, adjustment for minority interests, disposal of fixed assets, hedging and exchange rate transaction gains and losses, and other miscellaneous non-operating items.

Snap-on's effective income tax rate, before cumulative effect, restructuring, non-recurring and other non-comparable items, was 36.2% in the second quarter and 35.9% in the first six months of 2002 and 36.3% in the second quarter and 36.4% in the first six months of 2001. Including these charges, Snap-on's overall effective tax rate, before cumulative effect of accounting change was 36.0% for both the second quarter and first six months of 2002 and was 44.7% in the second quarter of 2001 and 38.6% for the first six months of 2001.

FINANCIAL CONDITION

Cash and cash equivalents were $6.2 million at the end of the second quarter, down $.5 million from $6.7 million at year-end 2001. Despite a $44.0 million payment ($39.0 million net of tax benefit) in the first quarter of 2002 for the December 2001 resolution of an arbitration matter, net cash provided by operating activities increased to $62.4 million in the first six months of 2002, compared with $26.3 million in the prior year, primarily due to better management of working capital elements (particularly inventories and trade payables). Working capital was $609.6 million at the end of the second quarter of 2002, an increase of $19.6 million from $590.0 million at year-end 2001, and a decrease of $88.1 million from $697.7 million in the second quarter of 2001.

The total-debt-to-total-capital ratio at the end of the second quarter of 2002 was 34.6%, as compared to 38.0% at year-end 2001 and 39.8% in the prior-year period reflecting lower debt levels and increases in shareholder equity. Total short-term and long-term debt was $450.1 million at the end of the second quarter of 2002, as compared to $474.6 million at year end 2001 and $546.5 million at the end of the second quarter of 2001. Total debt levels decreased $24.5 million from year end and $96.4 million from the second quarter of 2001, reflecting the strengthened cash flow. Total capital was $1,300.6 million, up $50.2 million from year-end 2001 and down $71.6 million from $1,372.2 million in the prior-year period.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

At June 29, 2002, Snap-on had $458 million of multi-currency revolving credit facilities to support its commercial paper programs. In August 2001, Snap-on issued $200 million of unsecured notes pursuant to a $300 million shelf registration statement filed with the Securities and Exchange Commission in 1994. In October 1995, Snap-on issued $100 million of unsecured notes to the public under this shelf registration statement. The August 2001 notes require semiannual interest payments at the rate of 6.25% and mature in their entirety on August 15, 2011. The October 1995 notes require semiannual interest payments at a rate of 6.625% and mature in their entirety on October 1, 2005. The proceeds from these issuances were used to repay a portion of Snap-on's outstanding commercial paper and for working capital and general corporate purposes. For additional information, see Note 8 entitled "Short-term and Long-term Debt" on pages 35 and 36 of Snap-on's 2001 Annual Report.

Accounts receivable-net at the end of the second quarter were $636.4 million, up $21.2 million from year-end 2001 levels and up $14.9 million from the prior year, largely due to the increased sales volume and a slight increase in days outstanding in certain international markets.

Inventories at the end of the second quarter of 2002 were $414.5 million, down $25.7 million from $440.2 million at the end of second quarter 2001, but up from 2001 year end. Inventories have increased $39.3 million from year-end 2001 levels due to typical seasonal buildups and the impact of the weaker U.S. dollar at quarter end. Inventory turns increased 4.4% in 2002 compared to 2001 (based on a 12-month rolling average). The initiative to double inventory turns by 2005 remains on target, and progress is expected to continue throughout 2002.

Capital expenditures were $26.3 million in the first six months of 2002, compared with $23.6 million in the comparable prior-year period. Investments primarily included ongoing replacements and upgrades of manufacturing and distribution facilities and equipment, restructuring-related and new product-related capital investments. For the full-year, Snap-on anticipates 2002 capital expenditures will be in the range of $50 million to $55 million. Full-year capital expenditures were $53.6 million in 2001.

Snap-on believes that its sources of borrowings, coupled with cash from operations, are sufficient to support at anticipated levels its working capital requirements, finance capital expenditures and restructuring activities, fund acquisitions, repurchase common stock and pay dividends.

Snap-on has undertaken stock repurchases from time to time to prevent dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. During the first six months of 2002, Snap-on repurchased 200,000 shares of common stock for $6.4 million under its previously announced share repurchase programs. As of the end of the second quarter of 2002, Snap-on has remaining availability to repurchase up to an additional $139 million in common stock pursuant to the board's authorizations. The purchase of Snap-on common stock is at the company's discretion, subject to prevailing financial and market conditions.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Outlook: Snap-on expects that the prudent course near term is to maintain a cautious view on recovery. Based on this cautious sales outlook and the typical sequential seasonal sales decline, Snap-on expects to earn in the range of $0.45 to $0.50 per share in third-quarter net earnings. This includes the expected negative impact associated with the approximately $1 to $2 million in remaining costs for the completion of previously announced restructuring initiatives. For the balance of the year, Snap-on believes it remains on track to achieve its targeted $40 million in savings from its restructuring and cost control activities and expects that approximately one-half of these savings will be reinvested to support increased development of innovative new products and other initiatives for profitable growth.

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

Snap-on believes that the following represent the critical accounting policies of the company:

Allowance for Doubtful Accounts: Snap-on's accounts receivable are reported net of bad debt reserves. Snap-on's bad debt reserve estimates are regularly evaluated by management for adequacy and are established through charges to operating expenses. The evaluations take into consideration various financial and qualitative factors that may affect the customers' ability to pay. These factors may include the customers' financial condition, collateral, debt-servicing capacity, past payment experience and credit bureau information. Snap-on regularly reviews the estimation process and adjusts the reserves as appropriate. It is possible, however, that the accuracy of Snap-on's estimation process could be adversely impacted if the financial condition of its customers were to deteriorate.

Inventory Reserves: Snap-on's inventories, which are reported net of inventory reserves, consist of manufactured products and merchandise for resale and are stated at the lower of cost or market. Manufactured products include the costs of materials, labor and manufacturing overhead. Inventories accounted for using the first-in, first-out (FIFO) method approximated 65% and 63% of total inventory as of year-end 2001 and 2000. All other inventories are generally determined using the last-in, first-out (LIFO) cost method. Snap-on values its inventory at the lower of cost or market, and regularly reviews

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If market value is less than cost, the company establishes inventory reserves to write down the related inventory to the lower of market or net realizable value. Snap-on regularly evaluates the composition of its inventory to determine slow-moving and obsolete inventories to determine if additional reserves are required. Changes in consumer purchasing patterns, however, could result in the need for additional reserves.

Pension and Other Postretirement Benefits: Snap-on has significant pension and postretirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and medical trend rates. Changes in these assumptions are primarily influenced by factors outside of Snap-on's control and can have a significant effect on the amounts reported in the financial statements. Snap-on reviews its actuarial valuations annually and believes that it may experience an increase in pension expense for 2003 due to lower than expected returns on invested plan assets.

Commitments and Contingencies: Snap-on is subject to lawsuits and other claims related to product and other matters that are being defended and handled in the ordinary course of business. Snap-on maintains reserves for such costs that may be incurred, which are determined on a case-by-case basis, taking into consideration the likelihood of adverse judgments or outcomes, as well as the potential range of probable loss. The reserves are monitored on an ongoing basis and are updated for new developments or new information as appropriate.

Valuation of long-lived assets: Snap-on periodically evaluates its long-lived assets for potential impairment. If impairment exists, an impairment loss is recognized and the carrying amount of the asset is adjusted to its new accounting basis. Judgments regarding the existence of impairment are based on legal factors, market conditions and operational performance. Future events could cause Snap-on to conclude that impairment exists. Snap-on uses the undiscounted cash flow method to determine if potential impairment exists. If impairment is determined to exist, its extent is measured using future discounted cash flows. This requires management to make estimates and assumptions regarding future income, working capital and discount rates, which affect the impairment calculation.

Safe Harbor: Statements in this document that are not historical facts, including statements (i) that include the words "expects," "targets," "believes," or "anticipates," or similar words that reference Snap-on or its management; (ii) specifically identified as forward-looking; or (iii) describing Snap-on's or management's future outlook, plans, objectives or goals, are forward-looking statements. Snap-on or its representatives may also make similar forward-looking statements from time to time orally or in writing. Snap-on cautions the reader that these statements are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Those important factors include the validity of the assumptions set forth above and the timing and progress with which Snap-on can continue to achieve further cost reductions and achieve savings from its restructuring initiatives; Snap-on's ability to retain and attract dealers and implement new programs; the success of new products, and Snap-on's ability to withstand external negative factors including terrorist disruptions on business; consequences of the change in public accounting firms or a change in regulatory reporting requirements; changes in trade, monetary and fiscal policies, laws and

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

regulations, or other activities of governments or their agencies; and the absence of significant changes in the current competitive environment, inflation, energy supply or pricing, legal proceedings, supplier disruptions, currency fluctuations or the material worsening of economic and political situations around the world.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at June 29, 2002, was $1.6 million on interest rate-sensitive financial instruments and $1.7 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

CREDIT RISK: Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting a loan, each customer is evaluated, taking into consideration the borrower's financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information and numerous other financial and qualitative factors that may affect the borrower's ability to repay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate. In addition to credit risk exposure from its on-balance-sheet receivables, Snap-on also has credit risk exposure for certain loan originations with recourse provisions from Snap-on Credit LLC ("the LLC"), a 50%-owned joint venture with CIT Group, Inc. At June 29, 2002, $39.5 million of loans originated by the LLC have a recourse provision to Snap-on if the receivables become more than 90 days past due. In addition, there were $25.6 million of dealers' customer-originated loans that have a primary recourse provision directly to the dealer, with secondary recourse to Snap-on in the event of dealer default.

ECONOMIC RISK: Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. Economic instability from time to time may cause Snap-on to react to such market conditions. The economic uncertainty in Argentina prompted Snap-on to resize its operations there in 2001, shifting a portion of its manufacturing to other existing Snap-on facilities. The Bahco Argentina facility will continue to operate with about one-half of its previous workforce for the foreseeable future, manufacturing product at a level to support its local market. Snap-on will continue to assess Argentina's economic situation to determine if any future actions or impairment write-downs are warranted.

As a result of the above market, credit and economic risks, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Snap-on held its Annual Meeting of Shareholders on April 25, 2002. The shareholders elected three members of Snap-on's Board of Directors, whose terms were up for reelection, to serve until the Annual Meeting in the year 2005. There were 63,827,036 outstanding shares eligible to vote. The persons elected to the Corporation's Board of Directors, the number of votes cast for and the number of votes withheld with respect to each of these persons are set forth below:

         Director                    For              Withheld            Term

      Dale F. Elliott             56,699,596          584,778             2005
      Lars Nyberg                 56,657,847          626,527             2005
      Richard F. Teerlink         56,479,273          805,101             2005

The terms of office for the following directors continue until the Annual Meeting in the year set forth below:

     Director              Term

Leonard A. Hadley          2004
Frank S. Ptak              2004
Edward H. Rensi            2004
Bruce S. Chelberg          2003
Arthur L. Kelly            2003
Roxanne J. Decyk           2003
Jack D. Michaels           2003

Item 5. Other Information.

Snap-on operates on a fiscal, as opposed to a calendar, year and, as a result, its second quarter Form 10-Q was due on August 13, 2002. Therefore, the certification required to be filed with the SEC pursuant to Order 4-460 is not due until November 12, 2002. For additional information on the certification required by Order 4-460, please visit the SEC's website at www.sec.gov.

Item 6.  Exhibits and Reports on Form 8-K.

Item 6(a):  Exhibits.

      10(a) Form of Share and Performance Award Agreement and Form of Deferred
            Share and Performance Award Agreement between the Corporation and each of Dale F. Elliott, Michael F. Montemurro, Nicholas T. Pinchuk, Susan F. Marrinan and Blaine A. Metzger dated April 1, 2002.

      10(b) Letter Agreement between the Corporation and Nicholas T. Pinchuk dated June 4, 2002.

      (12)  Computation of Ratio of Earnings to Fixed Charges

Item 6(b):  Reports on Form 8-K Filed During the Reporting Period

During the second quarter of 2002, Snap-on reported on Form 8-K the following:

Date Filed         Date of Report       Item
----------         --------------       ----

June 21, 2002      June 21, 2002        Item 4.  Change in Registrant's
                                          Certifying Accountant

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized person.



                            SNAP-ON INCORPORATED




Date:  August 13, 2002    /s/ Blaine A. Metzger
       ----------------   ------------------------------------------------------
                          Blaine A. Metzger, Acting Principal Financial Officer,
                          Principal Accounting Officer,
                          Vice President and Controller