Form 10-Q
period 2002-09-28
SNAP ON INC
filed 2002-11-07
CIK 91440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

      For quarterly period ended September 28, 2002

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

              Class                           Outstanding at October 26, 2002
-------------------------------               -------------------------------
Common stock, $1 par value                            58,404,556 shares

                              SNAP-ON INCORPORATED

                                      INDEX

                                                                            Page

Part I.        Financial Information

                 Consolidated Statements of Earnings -
                 Three and Nine Months Ended
                 September 28, 2002, and September 29, 2001                   3

                 Consolidated Balance Sheets -
                 September 28, 2002, and December 29, 2001                  4-5

                 Consolidated Statements of Cash Flows -
                 Nine Months Ended
                 September 28, 2002, and September 29, 2001                   6

                 Notes to Consolidated Financial Statements                 7-17

                 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             18-31

                 Quantitative and Qualitative Disclosures
                 About Market Risk                                         32-33

Part II.       Other Information                                              34

                          PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements

                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (Amounts in millions except per share data)
                                  (Unaudited)
                                                                  Three Months Ended                  Nine Months Ended
                                                           -------------------------------      ------------------------------
                                                             Sept. 28,           Sept. 29,        Sept. 28,         Sept. 29,
                                                               2002               2001              2002              2001
                                                           ------------       ------------      -----------       ------------
Net sales                                                   $     502.4         $    508.1      $  1,559.6        $ 1,561.1

Cost of goods sold                                               (274.6)            (285.7)         (844.7)          (855.7)
Operating expenses                                               (197.2)            (199.0)         (597.9)          (607.4)
Net finance income                                                 10.3                7.7            26.4             27.7
Restructuring and other non-recurring charges                      (1.6)             (18.0)           (6.4)           (32.4)
Interest expense                                                   (6.9)              (9.1)          (22.2)           (27.2)
Other income (expense) - net                                       (2.3)               (.8)           (5.3)             (.5)
                                                            -----------         ----------      ----------        ---------

Earnings before income taxes                                       30.1                3.2           109.5             65.6
Income taxes                                                       10.9                2.6            39.4             26.7
                                                            -----------         ----------      ----------        ---------

Earnings before cumulative effect of a change in
  accounting principle                                             19.2                0.6            70.1             38.9
Cumulative effect of a change in accounting principle
  for goodwill in 2002 (net of tax of $0 million), and
  for derivatives in 2001 (net of $1.6 million tax benefit)           -                 -              2.8             (2.5)
                                                            -----------         ----------      ----------        ---------
Net earnings                                                $      19.2         $      0.6      $     72.9        $    36.4
                                                            ===========         ==========      ==========        =========


Net earnings per share - basic and diluted:
Earnings before cumulative effect of a change in
  accounting principle                                      $       .33         $      .01      $     1.20        $      .67
Cumulative effect of a change in accounting
  principle, net of tax                                               -                  -             .05              (.05)
                                                            -----------         ----------      ----------        ----------
Net earnings per share                                      $       .33         $      .01      $     1.25        $      .62
                                                            ===========         ==========      ==========        ==========

Weighted-average shares outstanding:
  Basic                                                            58.4               58.0            58.2              57.9
  Effect of dilutive options                                         .3                 .2              .3                .2
                                                            -----------         ----------      ----------        ----------
  Diluted                                                          58.7               58.2            58.5              58.1
                                                            ===========         ==========      ==========        ==========

Dividends declared per common share                         $         -         $        -      $      .72        $      .72
                                                            ===========         ==========      ==========        ==========


                 See Notes to Consolidated Financial Statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                     (Amounts in millions except share data)
                                                                  Sept. 28,              Dec. 29,
                                                                    2002                   2001
                                                                ------------          --------------
                                                                (Unaudited)

ASSETS
    Current Assets
       Cash and cash equivalents                                 $        6.9          $        6.7
       Accounts receivable - net of allowances                          591.8                 615.2
       Inventories
          Finished goods                                                362.7                 351.4
          Work in process                                                46.2                  41.5
          Raw materials                                                  92.4                  77.2
          Excess of current cost over LIFO cost                         (95.4)                (94.9)
                                                                 ------------          ------------
          Total inventory                                               405.9                 375.2
       Prepaid expenses and other assets                                128.1                 142.3
                                                                 ------------          ------------
          Total current assets                                        1,132.7               1,139.4

    Property and equipment
       Land                                                              23.4                  23.4
       Buildings and improvements                                       196.1                 195.5
       Machinery and equipment                                          534.4                 501.3
                                                                 ------------          ------------
                                                                        753.9                 720.2
       Accumulated depreciation                                        (426.1)               (392.5)
                                                                 ------------          ------------
          Property and equipment - net                                  327.8                 327.7

    Deferred income tax benefits                                         28.9                  27.7
    Goodwill - net                                                      353.6                 331.2
    Other intangibles - net                                              63.0                  60.7
    Other assets                                                         91.2                  87.6
                                                                 ------------          ------------

          Total assets                                           $    1,997.2          $    1,974.3
                                                                 ============          ============



                 See Notes to Consolidated Financial Statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                     (Amounts in millions except share data)
                                                                                    Sept. 28,               Dec. 29,
                                                                                     2002                     2001
                                                                                 -----------           -----------------
                                                                                  (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
       Accounts payable                                                              $    186.2            $    141.2
       Notes payable and current maturities of long-term debt                             103.0                  29.1
       Accrued compensation                                                                59.0                  58.7
       Dealer deposits                                                                     41.2                  42.0
       Deferred subscription revenue                                                       43.9                  45.0
       Accrued restructuring reserves                                                       6.8                  23.1
       Other accrued liabilities                                                          198.5                 210.3
                                                                                     ----------            ----------
          Total current liabilities                                                       638.6                 549.4

    Long-term debt                                                                        304.8                 445.5
    Deferred income taxes                                                                  32.9                  24.7
    Retiree health care benefits                                                           93.8                  92.7
    Pension liability                                                                      53.7                  54.5
    Other long-term liabilities                                                            25.9                  31.7
                                                                                     ----------            ----------
          Total liabilities                                                             1,149.7               1,198.5
                                                                                     ----------            ----------

SHAREHOLDERS' EQUITY
    Preferred stock - authorized 15,000,000 shares
      of $1 par value; none outstanding                                                     -                     -
    Common stock - authorized 250,000,000 shares
      of $1 par value; issued 66,883,542 and 66,847,107 shares                             66.9                  66.8
    Additional paid-in capital                                                             48.2                 108.0
    Retained earnings                                                                   1,045.7               1,014.7
    Accumulated other comprehensive income (loss)                                         (90.8)               (120.6)
    Grantor stock trust at fair market value - 5,358,869
      and 5,984,145 shares                                                               (126.0)               (203.0)
    Treasury stock at cost - 3,121,462 and 2,923,435 shares                               (96.5)                (90.1)
                                                                                     ----------            ----------
          Total shareholders' equity                                                      847.5                 775.8
                                                                                     ----------            ----------

          Total liabilities and shareholders' equity                                 $  1,997.2            $  1,974.3
                                                                                     ==========            ==========

                 See Notes to Consolidated Financial Statements.

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in millions)
                                   (Unaudited)
                                                                                            Nine Months Ended
                                                                                 -------------------------------------
                                                                                    Sept. 28,               Sept. 29,
                                                                                      2002                    2001
                                                                                 --------------          -------------
OPERATING ACTIVITIES
    Net earnings                                                                     $  72.9               $  36.4
    Adjustments to reconcile net earnings to net cash
      provided (used) by operating activities:
       Cumulative effect of a change in accounting principle
         (net of tax) for goodwill in 2002 and for derivatives in 2001                  (2.8)                  2.5
       Depreciation                                                                     37.8                  38.1
       Amortization of goodwill                                                          -                    10.4
       Amortization of intangibles                                                       1.3                   3.1
       Deferred income tax provision                                                    26.3                   6.5
       Gain on sale of assets                                                            (.5)                  (.2)
       Mark-to-market on cash flow hedges, net of tax                                   (1.6)                 (2.0)
       Restructuring and other non-recurring charges, net of tax                        (4.1)                 29.8
    Changes in operating assets and liabilities, net of effects of acquisitions:
       (Increase) decrease in receivables                                               38.5                  14.5
       (Increase) decrease in inventories                                              (19.0)                (30.4)
       (Increase) decrease in prepaid and other assets                                  (7.5)                (13.6)
       Increase (decrease) in accounts payable                                          40.4                 (10.0)
       Increase (decrease) in accruals and other liabilities                           (55.9)                (10.6)
                                                                                     -------              --------
    Net cash provided by operating activities                                          125.8                  74.5

INVESTING ACTIVITIES
    Capital expenditures                                                               (37.3)                (33.6)
    Acquisitions of businesses - net of cash acquired                                    (.8)                  (.9)
    Proceeds from disposal of property and equipment                                     6.8                   5.4
                                                                                     -------              --------
    Net cash used in investing activities                                              (31.3)                (29.1)

FINANCING ACTIVITIES
    Payment of long-term debt                                                           (3.1)                 (4.8)
    Increase in long-term debt                                                           4.3                 200.1
    Decrease in short-term borrowings - net                                            (65.3)               (200.2)
    Purchase of treasury stock                                                          (6.4)                 (7.5)
    Proceeds from stock purchase and option plans                                       17.2                   8.6
    Cash dividends paid                                                                (41.8)                (41.7)
                                                                                     -------              --------
    Net cash used in financing activities                                              (95.1)                (45.5)

Effect of exchange rate changes on cash                                                   .8                   (.5)
                                                                                     -------              --------

Increase (decrease) in cash and cash equivalents                                          .2                   (.6)

Cash and cash equivalents at beginning of period                                         6.7                   6.1
                                                                                     -------              --------

Cash and cash equivalents at end of period                                           $   6.9              $    5.5
                                                                                     =======              ========

Supplemental cash flow disclosures:
Cash paid for interest                                                               $  24.2              $   25.3
Cash paid (refunded) for income taxes                                                $  (2.4)             $   14.5

                 See Notes to Consolidated Financial Statements.

                              SNAP-ON INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. This report should be read in conjunction with the consolidated financial statements and related notes included in Snap-on Incorporated's ("Snap-on") Annual Report on Form 10-K for the year ended December 29, 2001.

      In the opinion of management, all adjustments (consisting only of normal recurring adjustments and adjustments related to restructuring and other non-recurring charges) necessary to a fair statement of financial condition and results of operations for the three and nine months ended September 28, 2002, have been made. Management also believes that the results of operations for the three and nine months ended September 28, 2002, are not necessarily indicative of the results to be expected for the full year.

2. On December 30, 2001, the beginning of Snap-on's 2002 fiscal year, Snap-on adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This Statement applies to all goodwill and other intangible assets recognized by the corporation as of December 30, 2001, and it changed the subsequent accounting for these assets in the following significant respects:

      The provisions of SFAS No. 142 require that (i) goodwill no longer be amortized, (ii) negative goodwill be recorded as a cumulative effect of an accounting change as of the beginning of the 2002 fiscal year, (iii) other intangible assets be evaluated on an annual basis to determine whether they have finite or indefinite useful lives, and (iv) goodwill and other intangible assets deemed to have indefinite lives be evaluated on an annual basis for impairment based on their fair value. Intangible assets determined to have finite lives are amortized over those estimated lives, and intangible assets that have indefinite useful lives are not amortized.

      SFAS No. 142 sets forth a number of factors to be considered in establishing the useful life of intangible assets. These factors include product life cycles, market competition and other economic trends, as well as the level of maintenance required to obtain future cash flows. The useful lives of all intangible assets as of December 30, 2001, were assessed using these criteria.

      In accordance with the adoption provisions of SFAS No. 142, Snap-on completed the transitional assessment of its other intangible assets in evaluating and assigning a finite or indefinite useful life. Snap-on also completed the transitional goodwill and other intangibles fair value impairment evaluation required by this standard during the second quarter of 2002, the results of which indicated that the carrying values of goodwill and other intangibles were not impaired.

      Snap-on recorded a cumulative effect of a change in accounting principle transition adjustment that increased net earnings in the first quarter of 2002 by $2.8 million, on both a pretax and after-tax basis, from the recognition of negative goodwill as prescribed by SFAS No. 142.

      Snap-on ceased amortizing goodwill and certain other intangibles at the beginning of its 2002 fiscal year as required by SFAS No. 142. The following is a reconciliation of earnings before cumulative effect of a change in accounting principle, net earnings, and earnings per share data for the three and nine months ended September 28, 2002, and September 29, 2001, reflecting the

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

impact of this standard on prior-year reported results as if SFAS No. 142 had been in effect during these periods.

                                                        Three Months Ended              Nine Months Ended
                                                   ------------------------------   ---------------------------
                                                     Sept. 28,        Sept. 29,      Sept. 28,        Sept. 29,
(Amounts in millions except per share data)             2002            2001           2002              2001
                                                     ---------        ---------      ---------        ---------
Earnings before cumulative effect of a
  change in accounting principle as reported:           $19.2          $  0.6           $70.1           $38.9
    Goodwill amortization, net of tax                       -             3.0               -             8.9
    Trademark amortization, net of tax                      -             0.2               -             0.6
                                                        -----          ------           -----           -----
Adjusted earnings before cumulative
  effect item                                           $19.2          $  3.8           $70.1           $48.4
                                                        =====          ======           =====           =====

Net earnings as reported:                               $19.2          $  0.6           $72.9           $36.4
    Goodwill amortization, net of tax                       -             3.0               -             8.9
    Trademark amortization, net of tax                      -             0.2               -             0.6
                                                        -----          ------          ------           -----
Adjusted net earnings                                   $19.2          $  3.8           $72.9           $45.9
                                                        =====          ======           =====           =====

Earnings per share before cumulative effect of
  a change in accounting
  principle as reported:
    Basic                                               $0.33          $0.01            $1.20           $0.67
    Diluted                                              0.33           0.01             1.20            0.67

Adjusted earnings per share before
  cumulative effect item:
    Basic                                               $0.33          $0.06            $1.20           $0.83
    Diluted                                              0.33           0.06             1.20            0.83

Net earnings per share as reported:
    Basic                                               $0.33          $0.01            $1.25           $0.62
    Diluted                                              0.33           0.01             1.25            0.62

Adjusted earnings per share:
    Basic                                               $0.33          $0.06            $1.25           $0.78
    Diluted                                              0.33           0.06             1.25            0.78


                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Additional disclosures related to acquired intangible assets are as follows:

                                                      September 28, 2002                        December 29, 2001
                                            --------------------------------------    --------------------------------------
                                              Gross Carrying        Accumulated         Gross Carrying        Accumulated
      (Amounts in millions)                       Value             Amortization            Value             Amortization
                                            ------------------    ----------------    ------------------    ----------------
      Amortized intangible assets:
          Trademarks                             $  1.9             $    (.3)              $  1.7              $    (.2)
          Patents                                  28.9                 (7.7)                27.2                  (6.3)
                                                 ------             --------               ------              --------
          Total                                    30.8                 (8.0)                28.9                  (6.5)
      Unamortized intangible assets:
          Trademarks                               45.1                 (4.9)                42.8                  (4.5)
                                                 ------             --------               ------              --------
      Total intangible assets                    $ 75.9             $  (12.9)              $ 71.7              $  (11.0)
                                                 ======             ========               ======              ========

      The weighted-average amortization period is 34 years for trademarks and 16 years for patents. The weighted-average amortization period for trademarks and patents on a combined basis is 19 years.

      Goodwill as of September 28, 2002, was $353.6 million, up $22.4 million from year-end 2001 levels, reflecting increases of $1.1 million from a first-quarter 2002 acquisition and $21.3 million from currency translation impacts.

      The aggregate amortization expense for the three and nine months ended September 28, 2002, was $.5 million and $1.3 million. Total estimated annual amortization expense expected for the fiscal years 2002 through 2006, based on current levels of amortized intangible assets, is as follows:

                                                    Estimated
                                                  Amortization
             (Amounts in millions)                  Expense
                                                 --------------
             Fiscal year
             2002                                     $1.8
             2003                                      1.5
             2004                                      1.4
             2005                                      1.4
             2006                                      1.4

3. Snap-on announced in the second quarter of 2001 that it was taking significant action to (i) reduce costs companywide to adjust to the slower sales environment and (ii) improve operational performance in businesses not earning acceptable financial returns. As a result of selective rationalization and consolidation actions, Snap-on recorded $62.0 million in pretax restructuring and other non-recurring charges in 2001 for actions that included the consolidation or closure of 35 facilities, asset write-downs and severance costs to effect a 6% reduction in workforce. The $62.0 million charge included restructuring charges of $40.3 million and non-recurring charges of $21.7 million. The restructuring charge of $40.3 million included $27.1 million for severance costs associated with the planned elimination of 796 salaried and hourly positions, $6.0 million for non-

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      cancelable lease agreements, $5.9 million for facility asset write-downs, and $1.3 million for exit-related legal and professional services. The $21.7 million of other non-recurring charges included $12.6 million (recorded in cost of goods sold) primarily for inventory write-downs and warranty costs associated with Snap-on's exiting of an unprofitable segment of the emissions-testing business, $8.4 million for management transition costs associated with the appointment of Dale F. Elliott as successor to the chief executive officer position, and $.7 million for equipment and employee relocation costs associated with the facility consolidations.

      The composition of Snap-on's restructuring charge activity for the third quarter ended September 28, 2002, was as follows:

                                               Restructuring Reserve                      Restructuring Reserve
         (Amounts in millions)                  As of June 29, 2002           Usage      as of September 28, 2002
                                               ---------------------        --------    -------------------------
         Severance costs                             $  9.5                   $(3.5)                  $6.0
         Facility consolidation
           or closure costs                             1.0                     (.2)                    .8
                                                     ------                   -----                   ----
         Total restructuring reserves                $ 10.5                   $(3.7)                  $6.8
                                                     ======                   =====                   ====

      The restructuring reserve usage for the third quarter ended September 28, 2002, of $3.7 million represents $3.5 million for severance payments related to the separation of 143 employees and $.2 million for facility consolidation and closure costs. Restructuring reserve usage for the nine months ended September 28, 2002, of $16.3 million represents $15.1 million for severance payments related to the separation of 410 employees and $1.2 million for facility consolidation and closure costs. Of the $40.3 million of restructuring reserves established in 2001, $33.5 million has been used to date, consisting of $21.1 million for severance payments related to the separation of 682 of the 796 identified employees, $6.5 million for facility consolidation and closure costs related to 31 of the 35 facilities identified, and $5.9 million for asset write-downs.

      Snap-on has funded and expects to continue to fund the remaining cash requirements of its 2001 restructuring activities with cash flows from operations and borrowings under the company's existing credit facilities. The specific restructuring measures and estimated costs were based on management's best business judgment under prevailing circumstances. If future events warrant changes to the reserve, such adjustments will be reflected as "Restructuring and other non-recurring charges" in the applicable Consolidated Statements of Earnings.

      Snap-on expects to incur an estimated $7 million to $8 million in restructuring-related costs in 2002 for the completion of its 2001 restructuring and other activities. These costs do not qualify for restructuring accrual treatment and are expensed as incurred.
      Snap-on incurred $1.6 million in restructuring-related expenses for employee and equipment relocation costs and professional fees in the third quarter of 2002. For the first nine months of 2002, Snap-on incurred restructuring and non-recurring expenses of $6.4 million, including $3.0 million related to the 2002 resignation of Snap-on's former chief financial officer and $3.4 million for employee and equipment relocation costs and professional fees. These costs are included in "Restructuring and other non-recurring charges" on the accompanying Consolidated Statements of Earnings.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Notes payable and long-term debt at the end of September 2002 totaled $407.8 million, down $66.8 million from the $474.6 million reported at year-end 2001. Borrowings under commercial paper programs totaled $82.7 million at the end of September 2002 as compared to $142.2 million at year-end 2001. Snap-on classified its outstanding commercial paper as long term at year-end 2001, as it was Snap-on's intent and it had the ability (supported by its long-term revolving credit facilities) to refinance this debt on a long-term basis. Snap-on's increased net earnings and improved working capital management in 2002 has resulted in increased cash provided by operating activities, and the increased cash has been used primarily to reduce commercial paper borrowings. The company currently anticipates that it will continue to have strong cash flow and debt reduction and, as a result, commercial paper borrowings at September 28, 2002, of $82.7 million are included in "Notes payable and current maturities of long-term debt" on the accompanying Consolidated Balance Sheets.

      In August 2002, Snap-on entered into a $200 million, 364-day revolving credit facility that replaced the company's $250 million, 364-day revolving credit facility that expired on August 19, 2002. In addition to the $200 million facility, Snap-on has a five-year, $208 million revolving credit facility that terminates on August 20, 2005.

5. Snap-on accounts for its hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. These standards require that all derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or "Accumulated other comprehensive income (loss)," depending on the type of hedged transaction and whether the derivative is designated and effective as part of a hedged transaction. Gains or losses on derivative instruments reported in "Accumulated other comprehensive income
      (loss)" must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period.

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

      Snap-on uses derivative instruments to manage well-defined interest rate and foreign currency exposures. Snap-on does not use derivative instruments for speculative or trading purposes. The criteria used to determine if hedge accounting treatment is appropriate are (i) the designation of the hedge to an underlying exposure, (ii) whether or not overall risk is being reduced, and (iii) if there is a correlation between the value of the derivative instrument and the underlying obligation. On the date a derivative contract is entered into, Snap-on designates the derivative as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a natural hedging instrument whose

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      change in fair value is recognized as an economic hedge against changes in the values of the hedged item.

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

      At September 28, 2002, Snap-on had net outstanding foreign exchange forward contracts totaling $185.1 million comprised of buy contracts of $64.6 million in Swedish kronor and sell contracts of $118.0 million in euros, $69.6 million in British pounds, $33.1 million in Canadian dollars, $9.8 million in Singapore dollars, $5.6 million in Australian dollars, $4.4 million in Danish kronor, $3.6 million in Norwegian kronor and $5.6 million in other currencies. At December 29, 2001, Snap-on had net outstanding foreign exchange forward contracts totaling $191.3 million comprised of buy contracts of $55.1 million in Swedish kronor and sell contracts of $113.6 million in euros, $73.8 million in British pounds, $31.2 million in Canadian dollars, $8.8 million in Singapore dollars, $4.9 million in Danish kronor, $4.4 million in Australian dollars and $9.7 million in other currencies.

      Snap-on classifies the majority of its forward exchange contracts as natural hedges and therefore these contracts are excluded from the assessment of effectiveness. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in "Other income (expense) - net" on the accompanying Consolidated Statements of Earnings. Those forward exchange contracts that qualify for hedge accounting treatment are accounted for as cash flow hedges where the effective portion of the changes in fair value of the derivative is recorded in "Accumulated other comprehensive income (loss)." When the hedged item is realized in income, the gain or loss included in "Accumulated other comprehensive income (loss)" is reclassified to income in the same financial statement caption as the hedged item. The ineffective portion of changes in fair value of the cash flow hedges is reported in earnings as foreign exchange gain or loss, which is included in "Other income (expense) - net" and which were not material.

      Non-Derivative Instruments Designated in Hedging Relationships: Snap-on uses non-U.S. dollar financing transactions as net investment hedges of long-term investments in the corresponding foreign currency. Hedges that meet the effectiveness requirements are accounted for under net investment hedging rules. The effective portion of the net investment hedge of a foreign operation is recorded in "Accumulated other comprehensive income
      (loss)" as a cumulative translation adjustment. When applicable, the ineffective portion of the net investment hedge is recorded in earnings as foreign exchange gain or loss, which is included in "Other income (expense) - net" and which were not material. Net losses arising from effective hedges of net investments have been reflected in the cumulative translation adjustment account as a component of "Accumulated other comprehensive income (loss)" and which were not material.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are accrued and recognized as adjustments to interest expense. For fair value hedges the effective portion of the change in fair value of the derivative is recorded in "Long-term debt," while any ineffective portion is recorded as an adjustment to interest expense. For cash flow hedges the effective portion of the change in fair value of the derivative is recorded in "Accumulated other comprehensive income (loss)," while any ineffective portion is recorded as an adjustment to interest expense. The notional amount of interest rate swaps was $50.0 million at September 28, 2002, and $25.0 million at December 29, 2001.

      For all derivatives qualifying for hedge accounting under SFAS No. 133, the net accumulated derivative loss at September 28, 2002, was $3.7 million, after tax, and is reflected in "Accumulated other comprehensive income (loss)." At September 28, 2002, the maximum maturity date of any cash flow hedge and fair value hedge was approximately 30 months and 9 years, respectively. During the next 12 months, Snap-on expects to reclassify into earnings net losses from "Accumulated other comprehensive income (loss)" of approximately $2.4 million after tax at the time the underlying hedged transactions are realized.

      During the third quarter ended September 28, 2002, cash flow hedge and fair value hedge ineffectiveness was not material.

6. Snap-on normally declares and pays in cash four regular, quarterly dividends. However, the third quarter dividend in each year is declared in June, giving rise to two regular quarterly dividends appearing in the second quarter, no regular quarterly dividends appearing in the third quarter, and three regular dividends appearing in the first nine months' financial statements.

7. Basic and diluted earnings per share were computed by dividing net earnings by the corresponding weighted-average common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method.

8.    Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes (i) costs related to terminating a contract that is not a capital lease and (ii) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption allowed.

      On December 30, 2001, the beginning of its 2002 fiscal year, Snap-on adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement provides a single accounting model for long-lived assets to be disposed of. The effect of this change in accounting principle was not material to Snap-on's financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. The statement requires that the fair value of a liability for an asset's retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The statement will be effective at the beginning of Snap-on's 2003 fiscal year. Snap-on believes that the effects of this pronouncement will not be material to Snap-on's financial position or results of operations.

9. Total comprehensive income for the three- and nine-month periods ended September 28, 2002, and September 29, 2001, was as follows:

                                                    Three Months Ended                 Nine Months Ended
                                              --------------------------------    -------------------------------
                                                 Sept. 28,         Sept. 29,        Sept. 28,         Sept. 29,
      (Amounts in millions)                        2002               2001            2002              2001
                                              --------------     -------------    ------------     --------------

      Net earnings                               $   19.2         $      .6         $  72.9           $  36.4
      Foreign currency translation                   (8.0)             11.2            31.5             (21.1)
      Change in fair value of derivative
        instruments, net of tax                       (.9)             (1.2)           (1.7)             (2.0)
                                                 --------         ---------         -------           -------
      Total comprehensive income                 $   10.3         $    10.6         $ 102.7           $  13.3
                                                 ========         =========         =======           =======

10. In February 1998, Snap-on filed a complaint alleging infringement of certain of Snap-on's patents by Hunter Engineering Company ("Hunter"). Hunter counterclaimed, alleging infringement of certain of its patents and one trademark. In April 2002, the court set a trial date of October 14, 2002, for various patents. In previously filed expert reports, Snap-on claimed damages in excess of $50 million and Hunter claimed damages of less than $30 million, exclusive of prejudgment interest, penalties for alleged willful infringement and/or the value of injunctive relief. In May 2002, Hunter alleged infringement of two additional patents for which a March 2003 trial date was later set. That trial date was vacated when the case was consolidated with the above litigation in October 2002.

     The October 14, 2002, trial date was later postponed by the court to October 30, 2002. On October 22, 2002, a settlement was reached between Snap-on and Hunter for all of the above-mentioned matters. In accordance with the terms of the confidential settlement and subject to a final, comprehensive

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      agreement, Snap-on expects to realize a favorable outcome from these matters in the fourth quarter of 2002. It was not possible at the end of the third quarter of 2002 to predict the outcome of the collective Hunter matters. Accordingly, Snap-on did not record any gain or loss contingencies at September 28, 2002, relative to the Hunter litigation. Snap-on holds a vast patent portfolio and vigorously prosecutes its claims and defends its patents in the ordinary course of business.

      Snap-on is involved in various other legal matters that are being defended and handled in the ordinary course of business, and Snap-on maintains accruals for such costs that are expected to be incurred. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on Snap-on's financial statements.

      During 2001, Snap-on entered into a binding arbitration process with SPX Corporation ("SPX") related to infringement of patents. The arbitrator ruled in favor of SPX and Snap-on paid damages of $44.0 million in January 2002 to SPX.

11. Snap-on's business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on previously reported two business segments: the Snap-on Dealer Group, which represented the worldwide franchised dealer van channel, and the Commercial and Industrial Group, which included all of Snap-on's non-dealer businesses. Due to recent changes in Snap-on's management organization structure, coupled with the growth in the company's diagnostics and vehicle-service information products, Snap-on changed its reportable business segments in the third quarter of 2002 to include the following: (i) the Snap-on Dealer Group; (ii) the Commercial and Industrial Group; and (iii) the Diagnostics and Information Group. The Snap-on Dealer Group consists of Snap-on's business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle-service information, business management systems, equipment repair services and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. The accompanying financial information for the three- and nine-month periods ended September 28, 2002, and September 29, 2001, is presented in the new segment structure.

      Snap-on evaluates the performance of its operating segments based on segment net sales and operating earnings. Segment net sales are defined as total net sales, including both net sales from external customers and intersegment sales, before elimination of intersegment activity. Segment operating earnings are defined as segment net sales less cost of goods sold and operating expenses. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Snap-on allocates shared services expenses to those segments that utilize the services based on a percentage of either cost of goods sold or segment net sales, as appropriate. Restructuring and other non-recurring charges are not allocated to the reportable segments.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Neither Snap-on nor any of its segments depends on any single customer, small group of customers or government for more than 10% of its sales.

      Financial data by segment was as follows:

                                                     Three Months Ended               Nine Months Ended
                                               ------------------------------   --------------------------------
                                                  Sept. 28,      Sept. 29,          Sept. 28,         Sept. 29,
(Amounts in millions)                               2002            2001              2002              2001
                                               --------------  --------------   ----------------    ------------
Net sales from external customers:
Snap-on Dealer Group                             $  240.4         $  254.6         $    771.9         $    758.4
Commercial and Industrial Group                     220.3            212.0              667.3              683.4
Diagnostics and Information Group                    41.7             41.5              120.4              119.3
                                                 --------         --------         ----------         ----------
Total net sales from external customers          $  502.4         $  508.1         $  1,559.6         $  1,561.1
                                                 ========         ========         ==========         ==========

Intersegment sales:
Snap-on Dealer Group                             $    6.1         $    5.6         $     15.7         $     19.8
Commercial and Industrial Group                      29.0             29.1               89.7               86.9
Diagnostics and Information Group                    43.3             37.2              135.1              117.3
                                                 --------         --------         ----------         ----------
Total intersegment sales                         $   78.4         $   71.9         $    240.5         $    224.0
                                                 ========         ========         ==========         ==========

Total net sales:
Snap-on Dealer Group                             $  246.5         $  260.2         $    787.6         $    778.2
Commercial and Industrial Group                     249.3            241.1              757.0              770.3
Diagnostics and Information Group                    85.0             78.7              255.5              236.6
                                                 --------         --------         ----------         ----------
Total net sales                                     580.8            580.0            1,800.1            1,785.1
Intersegment eliminations                           (78.4)           (71.9)            (240.5)            (224.0)
                                                 --------         --------         ----------         ----------
Total consolidated net sales                     $  502.4         $  508.1         $  1,559.6         $  1,561.1
                                                 ========         ========         ==========         ==========

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                     Three Months Ended               Nine Months Ended
                                               ------------------------------   --------------------------------
                                                  Sept. 28,      Sept. 29,          Sept. 28,         Sept. 29,
(Amounts in millions)                               2002            2001              2002              2001
                                               --------------  --------------   ----------------    ------------
Operating earnings:
Snap-on Dealer Group                             $   12.6          $  30.9         $     67.8         $     88.9
Commercial and Industrial Group                       9.7              3.7               31.6               21.0
Diagnostics and Information Group                     8.3              1.2               17.6                 .5
                                                 --------         --------         ----------         ----------
Segment operating earnings                           30.6             35.8              117.0              110.4
Net finance income                                   10.3              7.7               26.4               27.7
Restructuring and other
  non-recurring charges                              (1.6)           (30.4)              (6.4)             (44.8)
Interest expense                                     (6.9)            (9.1)             (22.2)             (27.2)
Other income (expense) - net                         (2.3)             (.8)              (5.3)               (.5)
                                                 --------         --------         ----------         ----------
Earnings before income taxes                     $   30.1         $    3.2            $ 109.5         $     65.6
                                                 ========         ========         ==========         ==========

Snap-on does not allocate restructuring and other non-recurring charges to its reportable segments. Had it been Snap-on's policy to allocate such charges to its reportable segments, the restructuring and other non-recurring charges for the three- and nine-month periods ended September 28, 2002, and September 29, 2001, would have been allocated as follows:

                                                     Three Months Ended               Nine Months Ended
                                               ------------------------------   --------------------------------
                                                  Sept. 28,      Sept. 29,          Sept. 28,         Sept. 29,
(Amounts in millions)                               2002            2001              2002              2001
                                               --------------  --------------   ----------------    ------------

Restructuring and other non-recurring charges:
Snap-on Dealer Group                             $     .8         $    3.8         $      2.4         $     12.2
Commercial and Industrial Group                        .6             10.4                3.8               15.4
Diagnostics and Information Group                      .2             16.2                 .2               17.2
                                                 --------         --------         ----------         ----------
Total restructuring and other
  non-recurring charges                          $    1.6         $   30.4         $      6.4         $     44.8
                                                 ========         ========         ==========         ==========

                                                            As of
                                               -------------------------------
                                                  Sept. 29,         Dec. 29,
                                                   2002              2001
                                               -----------     ---------------
Assets:
Snap-on Dealer Group                             $  818.1         $  805.0
Commercial and Industrial Group                   1,004.6            921.8
Diagnostics and Information Group                   207.4            208.7
                                                 --------         --------
Total from reportable segments                    2,030.1          1,935.5
Financial Services                                   74.8             82.0
Elimination of intersegment receivables            (107.7)           (43.2)
                                                 --------         --------
Total assets                                     $1,997.2         $1,974.3
                                                 ========         ========

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Snap-on Incorporated ("Snap-on") is a leading global innovator, manufacturer and marketer of high-quality tool, diagnostic and equipment solutions for professional tool and equipment users. Product lines include hand and power tools, tool storage, saws and cutting tools, pruning tools, diagnostics equipment, under-car equipment, wheel-service equipment, safety-testing equipment, collision repair equipment, shop equipment, vehicle-service information, business management systems, repair services, and other solutions for vehicle service, industrial, government and agricultural customers, and commercial applications, including construction and electrical.

Snap-on's business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on previously reported two business segments: the Snap-on Dealer Group, which represented the worldwide franchised dealer van channel, and the Commercial and Industrial Group, which included all of Snap-on's non-dealer businesses. Due to recent changes in Snap-on's management organization structure, coupled with the growth in the company's diagnostics and vehicle-service information products, Snap-on changed its reportable business segments in the third quarter of 2002 to include the following: (i) the Snap-on Dealer Group; (ii) the Commercial and Industrial Group; and (iii) the Diagnostics and Information Group. The Snap-on Dealer Group consists of Snap-on's business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle-service information, business management systems, equipment repair services and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. The accompanying financial information and discussions for the three- and nine-month periods ended September 28, 2002, and September 29, 2001, are presented in the new segment structure.


RESULTS OF OPERATIONS

Consolidated

Net sales were $502.4 million in the third quarter of 2002, down 1.1% from $508.1 million in the comparable prior-year period. Lower third-quarter sales in the Snap-on Dealer Group were partially offset by higher year-over-year sales in both the Commercial and Industrial and the Diagnostics and Information Groups. On a consolidated basis, currency translation had a two percent positive impact on net sales in the quarter. For the first nine months of 2002, net sales of $1,559.6 million were essentially flat versus the $1,561.1 million reported in the comparable 2001 period. Currency translation had a negligible impact on 2002 year-to-date consolidated sales.

Net earnings for the third quarter of 2002 were $19.2 million, or $.33 per diluted share, as compared with $.6 million, or $.01 per diluted share, in the third quarter of 2001. The increase in year-over-year net

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

earnings reflects lower restructuring and non-recurring charges in 2002, improvements from Snap-on's restructuring and cost reduction initiatives, the elimination of goodwill and certain other intangible amortization related to the fiscal-year 2002 adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," higher net finance income and lower interest expense. Benefits from Snap-on's focus on Operational Fitness activities, including savings realized from its 2001 restructuring initiatives, were more than offset by higher expenses associated with unfavorable manufacturing cost absorption, increased pension and bad debt expense, and continued higher spending for new product development and the company's "More Feet on the Street" dealer expansion and enhancement initiative. Operational Fitness is Snap-on's focused initiative towards improving the performance of its current business portfolio by continually evaluating processes and practices to reduce waste and enhance operations. Snap-on's 2001 third-quarter results were reduced by $34.4 million ($23.3 million after tax or $0.40 per diluted share) for restructuring and associated other non-comparable costs, including inventory write-downs, bad debt and warranty.

Snap-on ceased amortizing goodwill and certain other intangibles at the beginning of its 2002 fiscal year as prescribed by SFAS No. 142. Had SFAS No. 142 been in effect for 2001, net earnings for the third quarter of 2001 would have been $3.8 million, or $.06 per diluted share. Snap-on completed the transitional goodwill and other intangibles fair value impairment evaluation required by SFAS No. 142 during the second quarter of 2002, the results of which indicated that the carrying values of goodwill and other intangibles were not impaired. For more information on the adoption of SFAS No. 142, refer to Note 2 to the interim Consolidated Financial Statements.

In the 2002 third quarter, Snap-on incurred restructuring and other non-recurring charges of $1.6 million ($1.1 million after tax or $.02 per share) for employee and equipment relocation costs and professional fees associated with its previously announced 2001 restructuring activities. In the third quarter of 2001 Snap-on incurred charges of $34.4 million ($23.3 million after tax or $.40 per share) including restructuring and other non-recurring charges of $30.4 million for various exit-related costs and asset impairment write-downs and $4.0 million in operating expenses for bad debts associated with the company's exit of an unprofitable segment of the emissions-testing business in the fourth quarter of 2000.

Net earnings, before cumulative effect of a change in accounting principle, were $70.1 million or $1.20 per diluted share for the first nine months of 2002, as compared with $38.9 million or $.67 per diluted share in 2001. The increase in 2002 earnings reflects lower restructuring and non-recurring charges in 2002, improvements from Operational Fitness activities and lower interest expense. In addition, year-to-date 2002 net earnings were favorably impacted by the elimination of goodwill and certain other intangible amortization under SFAS No.
142. These benefits were partially offset by increased dealer expansion costs, higher net pension and bad debt expenses, and increased new product spending. Earnings for the first nine months of 2001 were reduced by $54.9 million ($37.7 million after tax or $0.65 per diluted share) for restructuring and other non-comparable costs, including management transition costs and other costs (inventory write-downs, bad debt and warranty) associated with Snap-on's restructuring and other exit activities.

Snap-on ceased amortizing goodwill and certain other intangibles at the beginning of its 2002 fiscal year as prescribed by SFAS No. 142. Had SFAS No. 142 been in effect for the first nine months of 2001, net earnings, before cumulative effect item, would have been $48.4 million, or $.83 per diluted share.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net earnings for the first nine months of 2002 were $72.9 million or $1.25 per diluted share, as compared with $36.4 million or $.62 per diluted share in 2001. Snap-on recorded a cumulative effect of a change in accounting principle transition adjustment that increased net earnings in the first quarter of 2002 by $2.8 million, or $.05 per diluted share, on both a pretax and after-tax basis, from the elimination of negative goodwill as required by SFAS No. 142. In the first quarter of 2001, Snap-on recorded a cumulative effect of a change in accounting principle transition adjustment that decreased net earnings by $2.5 million after tax, or $.05 per diluted share, related to a hedge strategy that did not qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Snap-on adopted SFAS No. 133 at the beginning of its 2001 fiscal year. For more information on the adoption of SFAS No. 133, refer to Note 5 to the interim Consolidated Financial Statements.

Gross profit for the third quarter of 2002 was $227.8 million, up 2.4% from $222.4 million in the prior-year period. As a percentage of sales, gross profit margin in the third quarter of 2002 increased to 45.3%, as compared to 43.8% in the comparable prior-year period. In the third quarter of 2001, gross margin was negatively impacted by $12.4 million in non-comparable charges, including $2.1 million for inventory write-downs associated with restructuring activities and $10.3 million for other inventory write-downs and warranty costs associated with the exiting of a segment of the emissions-testing business. Gross profit for the first nine months of 2002 was $714.9 million, up 1.3% from $705.4 million in the prior-year period, and gross profit margin increased to 45.8%, as compared to 45.2% in the first nine months of 2001. Gross profit margins in both the third quarter and first nine months of 2002 benefited from the company's restructuring and Operational Fitness activities, including cost controls and improvements in manufacturing operations. Lower manufacturing cost absorption and increased expenses to better align production to the reduced demand, as well as the unfavorable impact associated with improving inventory turns in a slow sales environment, lessened the impact of the year-over-year improvements in gross margin on both a quarter and year-to-date basis. In addition to the $12.4 million of non-comparable charges incurred in the third quarter of 2001, gross margins for the first nine months of 2001 were adversely impacted by $1.5 million of non-comparable charges related to the termination of a European supplier arrangement.

Operating expenses for the third quarter of 2002 were $197.2 million, or 39.3% of sales, as compared to $199.0 million, or 39.2% of sales, in the comparable prior-year period. The $1.8 million decrease in operating expenses reflects the benefits from restructuring and Operational Fitness initiatives and the elimination of $3.8 million of goodwill and certain other intangible amortization under SFAS No. 142. In addition, operating expenses in the third quarter of 2001 were adversely impacted by $4.0 million of non-comparable costs for emissions-related bad debts. These improvements in year-over-year operating expenses were largely offset by higher costs in fiscal 2002 related to the More Feet on the Street dealer expansion and enhancement program, including additional training, development, recruitment and dealer turnover costs, increased new product spending, and higher year-over-year pension and bad debt expenses.

Operating expenses for the first nine months of 2002 were $597.9 million, or 38.3% of net sales, as compared to $607.4 million, or 38.9% of sales, in the comparable prior-year period. The improvement in year-over-year operating expenses includes $9.5 million from the elimination of goodwill and certain other intangible amortization, the elimination of non-comparable charges of $8.6 million incurred in 2001 related to the termination of a European supplier arrangement and emissions-related bad debts, as well as savings in 2002 from fiscal 2001 restructuring actions, reduced discretionary spending and other cost-

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

reduction initiatives. These decreases to operating expenses were largely offset by increased expenses for the More Feet on the Street initiative, higher net pension costs, increased spending for new product development and higher bad debt expense, including $2.6 million for the first quarter 2002 write-down of a receivable related to the closure of auto service centers associated with a major retailer's bankruptcy.

Segment Results

Snap-on's business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. As a result of recent management organization changes coupled with the significant growth in the company's diagnostics and information-products businesses, Snap-on changed its reportable segments in the third quarter of 2002 to include the following: (i) the Snap-on Dealer Group, (ii) the Commercial and Industrial Group, and (iii) the Diagnostics and Information Group.

Snap-on evaluates the performance of its operating segments based on segment net sales and operating earnings. Segment net sales are defined as total net sales, including both net sales from external customers and intersegment sales, before elimination of intersegment activity. Segment operating earnings are defined as segment net sales less cost of goods sold and operating expenses. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Snap-on allocates shared services expenses to those segments that utilize the services based on a percentage of either cost of goods sold or segment net sales, as appropriate. Restructuring and other non-recurring charges are not allocated to the reportable segments.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following discussion focuses on Snap-on's net sales and operating earnings by reportable segment.

                                                           Three Months Ended                       Nine Months Ended
                                                  ------------------------------------    --------------------------------------
                                                      Sept. 28            Sept. 29,           Sept. 28,            Sept. 29,
(Amounts in millions)                                   2002                 2001                2002                 2001
                                                  -----------------     --------------    ------------------    ----------------
Total net sales:
Snap-on Dealer Group                                   $246.5               $260.2          $   787.6             $   778.2
Commercial and Industrial Group                         249.3                241.1              757.0                 770.3
Diagnostics and Information Group                        85.0                 78.7              255.5                 236.6
                                                       ------               ------          ---------             ---------
  Total net sales                                       580.8                580.0            1,800.1               1,785.1
  Intersegment eliminations                             (78.4)               (71.9)            (240.5)               (224.0)
                                                       ------               ------          ---------             ---------
Total consolidated net sales                           $502.4               $508.1          $ 1,559.6             $ 1,561.1
                                                       ======               ======          =========             =========

Operating earnings:
Snap-on Dealer Group                                   $ 12.6               $ 30.9          $    67.8             $    88.9
Commercial and Industrial Group                           9.7                  3.7               31.6                  21.0
Diagnostics and Information Group                         8.3                  1.2               17.6                    .5
                                                       ------               ------          ---------             ---------
  Total operating earnings                             $ 30.6               $ 35.8          $   117.0             $   110.4
                                                       ======               ======          =========             =========


Snap-on Dealer Group

In the worldwide Snap-on Dealer Group, net sales for the third quarter of 2002 were $246.5 million, down 5.3% from $260.2 million in the comparable prior-year period. The decline in year-over-year net sales reflects both a decrease in big-ticket sales through the tech rep organization and lower sales to U.S. dealers. Snap-on has been assisting its dealers in better managing their working capital through enhanced business training - a near-term consequence of which is lower year-over-year sales as dealers actively work to reduce their inventory levels. While net sales were down for the third quarter of 2002, end-market demand for tools and tool storage products remained strong, as sell-through by the dealers was up a mid-single digit percent when compared with the third quarter of 2001. Currency translation had a negligible impact on sales in the quarter.

For the first nine months of 2002, net sales were $787.6 million, up 1.2% from $778.2 million in 2001, reflecting continued strength in tools and tool storage, the successful launch of new products, including new handheld diagnostics equipment, and the increased service and marketplace coverage being achieved as a result of the More Feet on the Street U.S. dealer expansion initiative. In the third quarter of 2002, a net increase of 28 dealers was achieved in the U.S. dealer business, primarily through the use of second vans and second franchises, bringing the 2002 year-to-date net increase to 144 dealers. The success of this initiative is continuing to lead to improved customer service and marketplace penetration, as well as higher sales. Despite the third quarter shortfall, sales in the tech rep organization for the first nine months of 2002 were up year over year compared with depressed sales in the prior year. The increase in U.S. dealer sales is being partially offset by a decline in non-U.S. dealer operations. For both the third quarter

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


and first nine months of 2002, sales declines in Canada were partially offset by stronger sales in the U.K. and Australia. Currency translation had a negligible impact on 2002 year-to-date sales.

Segment earnings for the third quarter of 2002 were $12.6 million, down from $30.9 million in the third quarter of 2001, reflecting the lower sales volume and additional cost pressure from lower manufacturing cost absorption, including expenses associated with reducing inventory levels. Segment earnings were also adversely impacted by higher year-over-year pension and bad debt expenses, and continued higher spending for the More Feet on the Street dealer initiative. Segment earnings as a percentage of net sales were 5.1% in the quarter, as compared to 11.9% in the prior year.

Segment earnings for the first nine months of 2002 were $67.8 million, as compared to $88.9 million in the comparable prior-year period. Segment earnings as a percentage of net sales were 8.6% for the first nine months of 2002, as compared to 11.4% in the same period last year. Operating margins in 2002 continue to be compressed due to lower manufacturing cost absorption and expenses associated with improving working capital management, particularly increasing inventory turns. Segment earnings were also adversely impacted by higher year-over-year pension and bad debt expenses, and continued higher spending for the dealer expansion and enhancement initiative. Benefits from higher U.S. sales volumes in the first half of 2002, as well as benefits from productivity savings and tighter control on discretionary spending, partially offset the year-over-year decline in segment earnings.

Commercial and Industrial Group

In the Commercial and Industrial Group, net sales for the third quarter of 2002 increased to $249.3 million, up 3.4%, over the prior-year period of $241.1 million. The increase primarily reflects a three percent benefit from favorable currency translations, higher sales to new-vehicle dealerships under facilitation agreements, and sales gains in equipment and international industrial tool markets. These increases were partially offset by the continued soft demand in the North American industrial marketplace.
For the first nine months of 2002, net sales were $757.0 million, down $13.3 million, or 1.7%, from the prior-year period of $770.3 million. The decrease in net sales primarily reflects the continued weak demand for big-ticket capital goods equipment. Sales worldwide of equipment and professional tools in the industrial and commercial marketplace declined, reflecting the continued softness in many industry sectors. Partially offsetting the decline was growth in the facilitation business. Currency translation had a negligible impact on year-to-date 2002 sales.

Segment earnings for the third quarter of 2002 were $9.7 million, a significant increase from $3.7 million a year ago. The operating margin improved to 3.9% from 1.5% a year ago, reflecting benefits from restructuring savings and other productivity benefits from Operational Fitness activities, the elimination of $2.3 million in goodwill and other intangible amortization, and the absence of $1.6 million in non-comparable charges incurred in 2001, primarily related to the write-off of bad debts associated with the company's exit of an unprofitable segment of the emissions-testing business.

Segment earnings for the first nine months of 2002 were $31.6 million compared to $21.0 million a year ago. The operating margin improved to 4.2% from 2.7% a year ago, reflecting benefits from restructuring and Operational Fitness activities, the elimination of $7.0 million in goodwill and other intangible

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

amortization, and the absence of $2.4 million in non-comparable charges for the write-off of bad debts and legal costs associated with the emissions-testing business. These items were partially offset by the unfavorable operating leverage related to lower sales and inventory reduction initiatives and the effect of having manufacturing operations based in strong currency countries.

Diagnostics and Information Group

In the Diagnostics and Information Group, net sales for the third quarter of 2002 were $85.0 million, up 8.0%, as compared to $78.7 million in the third quarter of 2001. For the first nine months of 2002, net sales were $255.5 million, up 8.0%, versus $236.6 million in the same period of last year. The year-over-year sales increase for both periods was primarily attributed to strong demand for the company's information-based products and new handheld diagnostics equipment.

Segment earnings for the third quarter of 2002 were $8.3 million, as compared to $1.2 million in the third quarter of last year. Operating margin in the Diagnostics and Information Group improved from 1.5% in the third quarter of 2001 to 9.8% in the third quarter of 2002. The increase in both year-over-year segment earnings and operating margin reflects the higher sales volumes and benefits from productivity improvements and cost savings realized from fiscal 2001 restructuring initiatives and from ongoing cost-reduction efforts, as well as the absence of $2.1 million in non-comparable costs incurred in the third quarter of 2001 for the write-off of bad debts associated with the company's exit of an unprofitable segment of the emissions-testing business. In addition, 2002 segment earnings were favorably impacted by $1.1 million due to the elimination of goodwill amortization. Continued high investment spending on new product research and development activities partially offset the year-over-year improvement in segment earnings.

Segment earnings for the first nine months of 2002 were $17.6 million, as compared to $.5 million in the comparable nine months of 2001. Operating margin for the first nine months of 2002 was 6.9% versus .2% in the first nine months of 2001. The significant increase in both year-over-year earnings and operating margin reflects the higher sales volumes and benefits realized from the 2001 restructuring initiatives and other ongoing cost-reduction efforts, as well as the absence of $6.5 million in non-comparable costs incurred in the first nine months of 2001 for inventory write-downs, bad debts and legal costs related to the termination of a European supplier arrangement and the exiting of a segment of the emissions-testing business. Segment earnings in 2002 were also favorably impacted by the elimination of $3.3 million in goodwill amortization. These items were partially offset by a $2.6 million charge in the first quarter of 2002 for the write-down of a receivable related to the closure of auto service centers associated with a major retailer's bankruptcy.

Restructuring and Other Non-recurring Charges

Snap-on announced in the second quarter of 2001 that it was taking significant action to (i) reduce costs companywide to adjust to the slower sales environment and (ii) improve operational performance in businesses not earning acceptable financial returns. As a result of selective rationalization and consolidation actions, Snap-on recorded $62.0 million in pretax restructuring and other non-recurring charges in 2001 for actions that included the consolidation or closure of 35 facilities, asset write-downs

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

and severance costs to effect a 6% reduction in workforce. The $62.0 million charge included restructuring charges of $40.3 million and non-recurring charges of $21.7 million. The restructuring charge of $40.3 million included $27.1 million for severance costs associated with the planned elimination of 796 salaried and hourly positions, $6.0 million for non-cancelable lease agreements, $5.9 million for facility asset write-downs, and $1.3 million for exit-related legal and professional services. The $21.7 million of other non-recurring charges included $12.6 million (recorded in cost of goods sold) primarily for inventory write-downs and warranty costs associated with Snap-on's exiting of an unprofitable segment of the emissions-testing business, $8.4 million for management transition costs associated with the appointment of Dale F. Elliott as successor to the chief executive officer position, and $.7 million for equipment and employee relocation costs associated with the facility consolidations.

The composition of Snap-on's restructuring charge activity for the third quarter ended September 28, 2002, was as follows:

                                  Restructuring Reserve               Restructuring Reserve
(Amounts in millions)              As of June 29, 2002      Usage     as of September 28, 2002
                               -------------------------  ---------  ----------------------------
Severance costs                          $ 9.5               $(3.5)            $6.0
Facility consolidation
  or closure costs                         1.0                 (.2)              .8
                                         -----               -----            -----
Total restructuring reserves             $10.5               $(3.7)            $6.8
                                         =====               =====             ====

The restructuring reserve usage for the third quarter ended September 28, 2002, of $3.7 million represents $3.5 million for severance payments related to the separation of 143 employees and $.2 million for facility consolidation and closure costs. Restructuring reserve usage for the nine months ended September 28, 2002, of $16.3 million represents $15.1 million for severance payments related to the separation of 410 employees and $1.2 million for facility consolidation and closure costs. Of the $40.3 million of restructuring reserves established in 2001, $33.5 million has been used to date, consisting of $21.1 million for severance payments related to the separation of 682 of the 796 identified employees, $6.5 million for facility consolidation and closure costs related to 31 of the 35 facilities identified, and $5.9 million for asset write-downs.

Snap-on has funded and expects to continue to fund the remaining cash requirements of its 2001 restructuring activities with cash flows from operations and borrowings under the company's existing credit facilities. The specific restructuring measures and estimated costs were based on management's best business judgment under prevailing circumstances. If future events warrant changes to the reserve, such adjustments will be reflected as "Restructuring and other non-recurring charges" in the applicable Consolidated Statements of Earnings.

Snap-on expects to incur an estimated $7 million to $8 million in restructuring-related costs in 2002 for the completion of its 2001 restructuring and other activities. These costs do not qualify for restructuring accrual treatment and are expensed as incurred. In the third quarter of 2002, Snap-on incurred $1.6 million in restructuring-related expenses for employee and equipment relocation costs and professional fees. For the first nine months of 2002, Snap-on incurred restructuring and non-recurring expenses of $6.4 million, including $3.0 million related to the 2002 resignation of Snap-on's former chief financial

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

officer and $3.4 million for employee and equipment relocation costs and professional fees. These costs are included in "Restructuring and other non-recurring charges" on the accompanying Consolidated Statements of Earnings.

Other

Net finance income was $10.3 million in the third quarter of 2002, up $2.6 million from $7.7 million in the comparable prior-year period. Higher originations related to the U.S. dealer business and the continued strong end-user demand, along with improved year-over-year interest rate spreads on originated loans, contributed to the increase. For the first nine months of 2002, net finance income was $26.4 million, compared to $27.7 million in 2001. Credit originations for the first nine months of 2002 have increased year over year, while prior-year results benefited from a more highly favorable interest rate environment in the first quarter of 2001.

Interest expense for the third quarter of 2002 was $6.9 million, a decrease of $2.2 million from the prior-year period. For the first nine months of 2002, interest expense of $22.2 million was down $5.0 million from $27.7 million in the prior year. The reduction in interest expense in both the third quarter and year-to-date periods is due to continued debt reduction funded by cash flow from operating activities and lower average interest rates relative to the comparable periods in the prior year.

Other income (expense) - net was an expense of $2.3 million for the third quarter of 2002 as compared to an expense of $.8 million in the comparable 2001 period. For the first nine months of 2002, Other income (expense) - net was an expense of $5.3 million, as compared to $.5 million of expense for 2001. This line item includes the impact of all non-operating items such as interest income, license fees, disposal of fixed assets, hedging and exchange rate transaction gains and losses, other miscellaneous non-operating items, and adjustments for minority interests. Minority interests for the three months ended September 28, 2002, totaled $.9 million, up $.3 million from the same prior-year period. For the nine months ended September 28, 2002, minority interests totaled $2.0 million compared with $1.6 million for the same period in 2001.

Snap-on's effective income tax rate, before cumulative effect, restructuring, non-recurring and other non-comparable items, was 36.0% for both the third quarter and first nine months of 2002 and 36.5% for both the third quarter and first nine months of 2001. Including the restructuring, non-recurring and other non-comparable charges, Snap-on's overall effective tax rate, before cumulative effect of accounting change, was 36.2% in the third quarter of 2002 and 36.0% for the first nine months of 2002. For 2001, Snap-on's effective tax rate was 81.3% in the third quarter of 2001 and 40.7% for the first nine months of 2001. The effective tax rates for both the third quarter and first nine months of 2001 were adversely impacted by restructuring, non-recurring and other non-comparable charges incurred in certain foreign jurisdictions that were not tax benefited. The year-over-year reduction in Snap-on's effective rate for both the third quarter and first nine months of 2002 also reflects the elimination of goodwill amortization in 2002.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


FINANCIAL CONDITION

Cash and cash equivalents were $6.9 million at September 28, 2002, up $.2 million from $6.7 million at year-end 2001. Despite a $44.0 million payment ($39.0 million net of tax benefit) in the first quarter of 2002 for the December 2001 resolution of an arbitration matter, net cash provided by operating activities increased to $125.8 million in the first nine months of 2002, compared with $74.5 million in the prior year, primarily due to better management of working capital elements (particularly inventories and trade payables). Working capital was $494.1 million at the end of the third quarter of 2002, a decrease of $95.9 million from $590.0 million at year-end 2001, and a decrease of $172.3 million from $666.4 million in the third quarter of 2001.

The total-debt-to-total-capital ratio at the end of the third quarter of 2002 was 32.5%, as compared to 38.0% at year-end 2001 and 39.5% at the end of the third quarter of 2001, reflecting lower debt levels and increased shareholders' equity. Total notes payable and long-term debt was $407.8 million at the end of the third quarter of 2002, as compared to $474.6 million at year-end 2001 and $532.6 million at the end of the third quarter of 2001. Total debt levels decreased $66.8 million from year end and $124.8 million from the third quarter of 2001, reflecting the strengthened cash flow. Total capital was $1,255.3 million, up $4.9 million from year-end 2001 and down $94.0 million from $1,349.3 million at the end of the third quarter of 2001.

Notes payable and long-term debt at the end of September 2002 totaled $407.8 million, down $66.8 million from the $474.6 million reported at year-end 2001. Borrowings under commercial paper programs totaled $82.7 million at the end of September 2002, as compared to $142.2 million at year-end 2001. Snap-on classified its outstanding commercial paper as long term at year-end 2001, as it was Snap-on's intent and it had the ability (supported by its long-term revolving credit facilities) to refinance this debt on a long-term basis. Snap-on's increased net earnings and improved working capital management in 2002 has resulted in increased cash provided by operating activities, and the increased cash has been used primarily to reduce commercial paper borrowings. The company currently anticipates that it will continue to have strong cash flow and debt reduction and, as a result, commercial paper borrowings at September 28, 2002, of $82.7 million are included in "Notes payable and current maturities of long-term debt" on the accompanying Consolidated Balance Sheets.

In August 2002, Snap-on entered into a $200 million, 364-day revolving credit facility that replaced the company's $250 million, 364-day revolving credit facility that expired on August 19, 2002. In addition to the $200 million facility, Snap-on has a five-year, $208 million revolving credit facility that terminates on August 20, 2005. At September 28, 2002, Snap-on had $408 million of revolving credit facilities to support its commercial paper programs.

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

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Accounts receivable-net at the end of the third quarter were $591.8 million, down $23.4 million from year-end 2001 levels and down $30.6 million from September of the prior year, due to the decline in sales volumes and the company's continued emphasis on reducing days sales outstanding.

Inventories at the end of the third quarter of 2002 were $405.9 million, down $23.7 million from $429.6 million at the end of the third quarter 2001. Inventories have increased $30.7 million from year-end 2001 levels due to typical seasonal buildups and the impact of the weaker U.S. dollar at quarter end.

Capital expenditures were $37.3 million in the first nine months of 2002, compared with $33.6 million in the comparable prior-year period. Investments primarily included ongoing replacements and upgrades of manufacturing and distribution facilities and equipment, restructuring-related and new product-related capital investments. Snap-on anticipates fiscal 2002 capital expenditures will be in the range of $45 million to $50 million. Capital expenditures were $53.6 million in fiscal 2001.

Snap-on believes that its sources of borrowings, coupled with cash from operations, are sufficient to support its working capital requirements, finance capital expenditures and restructuring activities, fund acquisitions, repurchase common stock and pay dividends, at expected levels.

Snap-on has undertaken stock repurchases from time to time to prevent dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. During the first nine months of 2002, Snap-on repurchased 200,000 shares of common stock for $6.4 million under its previously announced share repurchase programs. As of the end of the third quarter of 2002, Snap-on has remaining availability to repurchase up to an additional $143 million in common stock pursuant to the Board of Director's authorizations. The purchase of Snap-on common stock is at the company's discretion, subject to prevailing financial and market conditions. During the third quarter of 2002, Snap-on did not repurchase any of its common stock.

Outlook: Snap-on expects no improvement in the general worldwide economic environment for the remainder of 2002, and currently sees little indication for improvement early in 2003. Based on the general economic outlook and typical sequential seasonal sales increase in the fourth quarter, Snap-on expects its earnings to be consistent with the range of analyst estimates for the fourth quarter of 2002, which is $.50 to $.56 per share.

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

Snap-on believes that the following represent the critical accounting policies of the company:

Revenue Recognition: Snap-on recognizes revenues at the time that products are shipped or services are performed, and accrues for estimated future returns in the period in which the sale is recorded. Franchise fee revenue is recognized as the fees are earned. Revenue from franchise fees was not material in any year. Subscription revenue is deferred and recognized over the life of the subscription.

Allowance for Doubtful Accounts: Snap-on's accounts receivable are reported net of bad debt reserves. Snap-on's bad debt reserve estimates are regularly evaluated by management for adequacy. The evaluations take into consideration various financial and qualitative factors that may affect the customers' ability to pay. These factors may include the customers' financial condition, collateral, debt-servicing capacity, past payment experience and credit bureau information. Snap-on regularly reviews the estimation process and adjusts the reserves as appropriate. It is possible, however, that the accuracy of Snap-on's estimation process could be adversely impacted if the existing financial condition of its customers were to deteriorate.

Inventory Reserves: Snap-on's inventories, which are reported net of inventory reserves, consist of manufactured products and merchandise for resale and are stated at the lower of cost or market. Manufactured products include the costs of materials, labor and manufacturing overhead. Inventories accounted for using the first-in, first-out (FIFO) method approximated 65% of total inventory as of year-end 2001. All other inventories are generally determined using the last-in, first-out (LIFO) cost method. Snap-on values its inventory at the lower of cost or market, and regularly reviews the book value of discontinued product lines and stock keeping units to determine if these items are properly valued. If market value is less than cost, the company establishes inventory reserves to write down the related inventory to the lower of market or net realizable value. Snap-on regularly evaluates the composition of its inventory to determine slow-moving and obsolete inventories to determine if

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


additional reserves are required. Changes in consumer purchasing patterns, however, could result in the need for additional reserves.

Warranties: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded.

Valuation of Long-lived and Intangible Assets: Snap-on periodically evaluates its long-lived assets for potential impairment. If impairment exists, an impairment loss is recognized and the carrying amount of the asset is adjusted to its new accounting basis. Judgments regarding the existence of impairment are based on legal factors, market conditions and operational performance. Future events could cause Snap-on to conclude that impairment exists. Snap-on uses the undiscounted cash flow method to determine if potential impairment exists. If impairment is determined to exist, its extent is measured using future discounted cash flows. This requires management to make estimates and assumptions regarding future income, working capital and discount rates, which affect the impairment calculation.

Pension and Other Postretirement Benefits: Snap-on has significant pension and postretirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and medical trend rates. Changes in these assumptions are primarily influenced by factors outside of Snap-on's control and can have a significant effect on the amounts reported in the financial statements. Snap-on reviews its actuarial valuations annually and believes that it will experience an increase in pension expense for 2003 due to lower than expected returns on invested plan assets and changes to the discount rate.

Derivatives: Snap-on utilizes derivative financial instruments, including interest rate swaps and foreign exchange contracts, to manage its exposure to interest rate and foreign currency exchange rate risks. Snap-on accounts for its derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. The adoption of this standard in 2001 resulted in a transition adjustment to decrease reported net income in 2001 by $2.5 million related to a hedge strategy that did not qualify for hedge accounting under SFAS No. 133. Snap-on also recorded in 2001 a transition adjustment of $1.2 million, after tax, in Accumulated other comprehensive income (loss) to recognize previously deferred net gains on derivatives designated as cash flow hedges that qualify for hedge accounting under SFAS No. 133. Snap-on does not hold or issue financial instruments for trading purposes. For detailed financial instrument information, refer to Note 5 to the interim Consolidated Financial Statements.

Commitments and Contingencies: Snap-on is subject to lawsuits and other claims related to product and other matters that are being defended and handled in the ordinary course of business. Snap-on maintains reserves for such costs that it estimates may be incurred, which estimates are determined on a case-by-case basis, taking into consideration the likelihood of adverse judgments or outcomes, as well as the potential range of probable loss. The reserves are monitored on an ongoing basis and are updated for new developments or new information as appropriate.

Safe Harbor: Statements in this document that are not historical facts, including statements (i) that include the words "expects," "targets," "anticipates," or similar words that reference Snap-on or its

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

management; (ii) specifically identified as forward-looking; or (iii) describing Snap-on's or management's future outlook, plans, estimates, objectives or goals, are forward-looking statements. Snap-on or its representatives may also make similar forward-looking statements from time to time orally or in writing. Snap-on cautions the reader that these statements are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Those important factors include the validity of the assumptions set forth above and the timing and progress with which Snap-on can continue to achieve further cost benefits from its restructuring and other Operational Fitness initiatives; Snap-on's capability to retain and attract dealers, and effectively implement new programs; the capture of new business, the success of new products and other Profitable Growth initiatives; and Snap-on's ability to withstand external negative factors including terrorist disruptions on business; consequences of the change in public accounting firms or a change in regulatory reporting requirements; changes in trade, monetary and fiscal policies, laws and regulations, or other activities of governments or their agencies; and the absence of material changes in inflation, the current competitive environment, energy supply or pricing, legal proceedings, supplier disruptions, currency fluctuations or the material worsening of economic and political situations around the world.

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

FOREIGN CURRENCY RISK MANAGEMENT: Snap-on has significant international operations. Foreign exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments to protect the residual net anticipated exposures. For additional information, refer to Note 5 to the interim Consolidated Financial Statements.

INTEREST RATE RISK MANAGEMENT: Snap-on's interest rate risk management policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on's assets and liabilities. For additional information, refer to Note 5 to the interim Consolidated Financial Statements.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at September 28, 2002, was $.7 million on interest rate-sensitive financial instruments and $2.0 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

CREDIT RISK: Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting a loan, each customer is evaluated, taking into consideration the borrower's financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information and numerous other financial and qualitative factors that may affect the borrower's ability to repay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate. In addition to credit risk exposure from its on-balance-sheet receivables, Snap-on also has credit risk exposure for certain loan originations with recourse provisions from Snap-on Credit LLC ("the LLC"), a 50%-owned joint venture with CIT Group, Inc. At September 28, 2002, $38.2 million of loans originated by the LLC have a recourse provision to Snap-on if the receivables become more than 90 days past due. In addition, there were $25.2 million of dealers' customer-originated loans that have a primary recourse provision directly to the dealer, with secondary recourse to Snap-on in the event of dealer default.

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

                           PART II. OTHER INFORMATION

Item 4:  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Acting Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

Item 6.  Exhibits and Reports on Form 8-K

Item 6(a):  Exhibits

Exhibit 10(a) Amended and Restated 364-Day Credit Agreement between the
              Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., Citibank, N.A. and Bank One, N.A.

Exhibit 12   Computation of Ratio of Earnings to Fixed Charges

Item 6(b):  Reports on Form 8-K Filed During the Reporting Period

During the third quarter of 2002, the Corporation reported on Form 8-K the following:

Date Filed            Date of Report      Item

July 25, 2002         July 25, 2002       The Corporation filed a press release
                                          entitled "Snap-on Reports Improved
                                          Second Quarter EPS and Continues to
                                          Strengthen Cash Flow and Balance
                                          Sheet."


August 13, 2002       August 13, 2002     The Corporation furnished copies,
                                          pursuant to Item 9 of Form 8-K, of the
                                          certifications required pursuant to
                                          18 U.S.C. Section 1350 (Section 906 of
                                          the Sarbanes-Oxley Act of 2002) for
                                          the Corporation's Quarterly Report on
                                          Form 10-Q for the period ended June
                                          29, 2002.

September 9, 2002     September 9, 2002   The Corporation filed a press release
                                          entitled "Snap-on Updates Third-
                                          quarter Earnings Outlook; Takes
                                          actions to bolster performance in
                                          light of continued soft economy;
                                          Continues course to drive Operational
                                          Fitness and Profitable Growth."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized person.





                                     SNAP-ON INCORPORATED




Date:  November 7, 2002              /s/ Blaine A. Metzger
       -------------------           -------------------------------------------
                                     Blaine A. Metzger, Acting Principal
                                     Financial Officer, Principal Accounting
                                     Officer, Vice President and Controller

                                 CERTIFICATIONS

I, Dale F. Elliott, Chief Executive Officer of Snap-on Incorporated, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Snap-on Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002
By /s/ Dale F. Elliott

Dale F. Elliott
Chief Executive Officer

I, Blaine A. Metzger, Acting Principal Financial Officer of Snap-on Incorporated, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Snap-on Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

By /s/ Blaine A. Metzger

Blaine A. Metzger
Acting Principal Financial Officer

                                  EXHIBIT INDEX

       Exhibit No.        Exhibit

          10(a) Amended and Restated 364-Day Credit Agreement between the Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., Citibank, N.A. and Bank One, N.A.

          12        Computation of Ratio of Earnings to Fixed Charges