Form 10-K
period 2002-12-31
SNAP ON INC
filed 2003-03-05
CIK 91440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 28, 2002) was: $1,728,675,771

Number of shares outstanding of each of the registrant's classes of common stock at February 24, 2003: Common stock, $1 par value, 58,142,484 shares

Documents incorporated by reference
-----------------------------------
Portions of Snap-on's Annual Report to Shareholders for the fiscal year ended December 28, 2002, are incorporated by reference into Parts I, II and IV of this report.

Portions of Snap-on's Proxy Statement, dated March 5, 2003, prepared for the Annual Meeting of Shareholders scheduled for April 24, 2003, are incorporated by reference into Part III of this report.

                                                        TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I
  Item  1.     Business........................................................3
  Item  2.     Properties.....................................................10
  Item  3.     Legal Proceedings..............................................12
  Item  4.     Submission of Matters to a Vote of Security Holders............12
  Item  4.1    Executive Officers of the Registrant...........................12

PART II
  Item  5.     Market for Registrant's Common Equity and Related
                Stockholder Matters...........................................14
  Item  6.     Selected Financial Data........................................14
  Item  7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................14
  Item  7A.    Qualitative and Quantitative Disclosures About Market Risk.....15
  Item  8.     Financial Statements and Supplementary Data....................15
  Item  9.     Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure...........................15

PART III
  Item  10.    Directors and Executive Officers of the Registrant.............16
  Item  11.    Executive Compensation.........................................16
  Item  12.    Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters....................17
  Item  13.    Certain Relationships and Related Transactions.................18
  Item  14.    Controls and Procedures........................................18

PART IV
  Item  15.    Exhibits, Financial Statement Schedules and Reports
                on Form 8-K...................................................19

Signature Pages...............................................................21
Exhibit Index.................................................................25

PART I

Item 1: Business

Snap-on Incorporated ("Snap-on" or "the company") was incorporated under the laws of the state of Wisconsin in 1920 and reincorporated under the laws of the state of Delaware in 1930. Snap-on is a leading global innovator, manufacturer and marketer of high-quality tool, diagnostic and equipment solutions for professional tool and equipment users. Product lines include a broad range of hand and power tools, tool storage, saws and cutting tools, pruning tools, vehicle service diagnostics equipment, vehicle service equipment, including wheel service, safety testing and collision repair equipment, vehicle service information, business management systems, equipment repair services, and other tool and equipment solutions. Snap-on's customers include automotive technicians, vehicle service centers, manufacturers, industrial tool and equipment users and those involved in commercial applications such as construction, electrical and agriculture.

Snap-on markets its products and brands through multiple distribution sales channels in more than 115 countries. Snap-on's largest geographic markets include the United States, Australia, Canada, France, Germany, Italy, Japan, the Netherlands, Spain, Sweden and the United Kingdom. The originator of the mobile dealer van tool distribution channel in the automotive repair segment, Snap-on also reaches its customers through company direct, distributor and Internet channels.

Snap-on's business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Snap-on previously reported two business segments: the Snap-on Dealer Group, which represented the worldwide franchised dealer van channel, and the Commercial and Industrial Group, which included all of Snap-on's non-dealer businesses. Reflecting growth opportunities in the diagnostics and information businesses, Snap-on realigned its management organization structure, and as a result, changed its reportable business segments in 2002 to the following: (i) the Snap-on Dealer Group; (ii) the Commercial and Industrial Group; and (iii) the Diagnostics and Information Group. The Snap-on Dealer Group consists of Snap-on's business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems, equipment repair services and other solutions for customers in the worldwide vehicle service and repair marketplace. For additional information about Snap-on's business segments, customers, domestic and international operations and products and services, see
Note 18 entitled "Segments" on pages 58 through 60 of Snap-on's 2002 Annual Report, incorporated herein by reference.

More information regarding Snap-on and its products is available at our Website at www.snapon.com. Snap-on is not including the information contained on our Website as a part of, or incorporating it by reference into, this annual report on Form 10-K. Snap-on's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are made available to the public at no charge, other than an investor's own internet access charges, at www.snapon.com/investor/investor.asp. Snap-on makes such material available on its Website as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Products and Services

Snap-on derives revenue from the manufacture, marketing and distribution of its products and related services. Snap-on's business segments offer a broad line of products and complementary services that can be divided into two categories: tools and equipment. The following table shows the consolidated sales of these product categories in the last three years:

Product Category                                 Net Sales
                                ---------------------------------------------
(Amounts in millions)               2002            2001             2000
                                ------------    ------------    -------------

Tools                             $1,281.7        $1,291.1         $1,343.5
Equipment                            827.4           804.6            832.2
                                ------------    ------------    -------------
                                  $2,109.1        $2,095.7         $2,175.7
                                ============    ============    =============

The tools product category includes hand tools, power tools and tool storage products. Hand tools include wrenches, screwdrivers, sockets, pliers, ratchets, saws and cutting tools, pruning tools and other similar products. Power tools include pneumatic (air), cordless (battery) and corded (electric) tools such as impact wrenches, ratchets, chisels, drills, sanders, polishers and similar products. Tool storage units include tool chests, roll cabinets and other similar products. The majority of products are manufactured by Snap-on and in completing the product line, some items are purchased from external manufacturers.

The equipment product category includes solutions for the diagnosis and service of automotive and industrial equipment. Products include engine analyzers, air conditioning service equipment, brake service equipment, fluid exchange equipment, wheel balancing and alignment equipment, transmission troubleshooting equipment, safety testing equipment, battery chargers, lifts and hoists, diagnostics equipment, service and collision repair equipment. Also included are service and repair information products, diagnostic services, business management systems, point-of-sale systems, integrated systems for vehicle service shops, equipment repair services and purchasing facilitation services. Snap-on supports the sale of its diagnostics and vehicle service shop equipment by offering training programs for its customers, primarily focusing on the technologies and the application of specific products developed and marketed by Snap-on.

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

    John Bean                          Under car and wheel service equipment

    Wheeltronic                        Hoists and lifts for vehicle service
                                       shops

    Texo                               Hoists and lifts for vehicle service
                                       shops

    Hofmann                            Wheel balancers, lifts, tire changers
                                       and aligners

    Cartec                             Safety testing and other equipment

    Blackhawk                          Collision repair equipment

    Brewco                             Collision repair equipment

    Mitchell1                          Repair and service information and shop
                                       management systems

    ShopKey                            Repair and service information and shop
                                       management systems

    EquiServ                           Equipment maintenance and service

    Equipment Solutions                Vehicle manufacturer facilitation
                                       services

    Belzer                             Hand tools

    CDI                                Torque measuring instruments

Snap-on also derives income from financing its products through a 50%-owned financial services joint venture and through Snap-on's wholly owned credit subsidiaries. Snap-on utilizes various financing programs to facilitate the sales of its products.

Snap-on established a joint venture in January 1999 with Newcourt Financial USA Inc. ("Newcourt"), now The CIT Group, Inc. ("CIT"). The joint venture, Snap-on Credit LLC ("SOC"), is a 50%-owned joint venture that provides financial services to Snap-on's U.S. dealer and customer network and to Snap-on's industrial and other customers. Additional information about SOC is provided in
Note 9 entitled "Snap-on Credit LLC Joint Venture" on pages 47 and 48 of Snap-on's 2002 Annual Report, incorporated herein by reference.

SOC originates loans primarily in three ways. First, extended-term contracts are offered to technicians to enable them to purchase tools and equipment on an extended-term payment plan, generally with an average term of 32 months. Second, lease financing is offered to shop owners and managers, both independent and national chains, who purchase equipment items. The duration of lease contracts is often two to five years. Third, financing options are also available to dealers to meet a number of financing needs, including van and truck leases, working capital loans, and loans to enable new dealers to fund the purchase of the franchise. The duration of these contracts can be up to 10 years. The above contracts are generally secured by the underlying tools or equipment financed and other dealer assets.

Currently, the majority of finance income is derived from the vehicle service industry in North America. Internationally, Snap-on continues to provide financing directly to its dealer and customer network through its wholly owned credit subsidiaries.

Sales and Distribution

Snap-on markets and distributes its products and related services principally to professional tool and equipment users around the world. The two largest market sectors are the vehicle service and repair sector and the industrial sector.

Vehicle Service and Repair Sector

The vehicle service and repair sector has three main customer groups: professional technicians who purchase tools and equipment for themselves; vehicle service and repair shop owners and managers - including independent shops, national chains and automotive dealerships - who purchase equipment for use by multiple technicians within a service or repair facility; and vehicle manufacturers.

Snap-on provides innovative tool and equipment solutions, as well as technical sales support and training, to meet technicians' evolving needs. Snap-on's franchised dealer van distribution system offers technicians the convenience of purchasing quality tools with minimal disruption of their work routine. Snap-on also provides owners and managers of shops where technicians work with tools, diagnostics equipment, repair and service information, and shop management products. Snap-on provides vehicle manufacturers with products and services including tools, consulting services and facilitation services. Snap-on's facilitation services include product procurement, distribution and administrative support to customers for their dealership equipment programs.

Major challenges for Snap-on and the vehicle service and repair sector include the increasing rate of technological change within motor vehicles and the resulting impact on the businesses of both our suppliers and customers that is necessitated by such change. Snap-on believes it is a meaningful participant in the market sector for vehicle service and repair.

Industrial Sector

Snap-on markets its products to a wide variety of industrial customers including industrial maintenance and repair operations; manufacturing and assembly facilities; government facilities; schools; and original equipment manufacturers that require instrumentation or service tools and equipment for their products.

Major challenges in the industrial sector include a highly competitive, cost-conscious environment, and a trend toward customers making all of their tool purchases through one integrated supplier. Snap-on believes it is a meaningful participant in the market sector for industrial tools and equipment.

Distribution Channels

Snap-on serves customers primarily through three channels of distribution: the mobile dealer van channel ("dealers"), including the company's technical representatives ("tech rep") organization, company direct sales and distributors. The following discussion represents Snap-on's general approach in each channel, and is not intended to be all-inclusive.

Dealers and Technical Representatives

In the United States, the majority of sales to the vehicle service and repair industry are conducted through Snap-on's dealers and its tech rep organization. Snap-on's dealers primarily cover vehicle service technicians and vehicle service shop owners, providing weekly contact at the customer's place of business. Dealers' sales are concentrated in hand and power tools, tool storage units and small diagnostic and shop equipment, which can easily be transported in a van and demonstrated during a brief sales call. Dealers purchase Snap-on's products at a discount from suggested retail prices and resell them at prices established by the dealer. Although some dealers have sales areas defined by other methods, most U.S. dealers are provided a list of places of business that serves as the basis of the dealer's sales route.

Since 1991, new U.S. dealers, and a majority of the pre-1991 U.S. dealers, have been enrolled as franchisees of Snap-on. Snap-on also provides certain franchisees the opportunity to add vans to their franchise or to add a limited number of franchises. Snap-on charges nominal initial and ongoing monthly license fees. Through SOC, financial assistance is available to franchised dealers, which includes van and truck leases, working capital loans, and loans to enable new dealers to fund the purchase of the franchise. At year-end 2002, approximately 94% or 3,945 of U.S. dealers were enrolled as franchisees, or employed by franchisees, versus approximately 93% or 3,703 at year-end 2001.

Snap-on has replicated its U.S. dealer van method of distribution in certain other countries, including Australia, Canada, Germany, Mexico, the Netherlands, South Africa, Japan and the United Kingdom. In many of these markets, as in the United States, purchase decisions are generally made or influenced by professional vehicle service technicians and shop owners. Snap-on markets products in certain other countries through its subsidiary, Snap-on Tools International, Ltd., which sells to foreign distributors under license or contract with Snap-on.

Snap-on supports its dealers with an extensive field organization of branch offices, sales and field managers, and service and distribution centers. Snap-on also provides sales and business training, customer and dealer financing programs, and marketing and product promotion programs to strengthen dealer sales. In the United States and Canada, the National Dealer Advisory Council and the Snap-on Tools Canadian Dealer Advisory Council, both of which are composed of dealers that are elected by dealers, assist Snap-on in identifying and implementing enhancements to the franchise program.

In the United States, dealers are supported by the tech rep sales force. Tech reps are specialists who demonstrate and sell higher-price-point diagnostics and shop equipment, as well as vehicle service shop management information systems. Tech reps work independently and with dealers to identify and generate sales leads among vehicle service shop owners and managers. Tech reps are Snap-on employees who are compensated primarily on the basis of commission; a dealer receives a brokerage fee from certain sales made by the tech reps to the dealer's customers. Most products sold through the dealer and tech rep organization are sold under the Snap-on, Blue-Point, Sun and ShopKey brand names.

Company Direct Sales

In the United States, a growing proportion of shop equipment sales under the Sun, John Bean, Wheeltronic, White and Hofmann brands, and information products under the Mitchell1 brand is made by a direct sales force that has responsibility for national accounts. As the vehicle service and repair industry consolidates (with more business conducted by national chains, automotive dealerships and franchised service centers), these larger organizations can be serviced most effectively by sales people who can demonstrate and sell the full line of equipment and diagnostic products and services. Snap-on also sells these products and services directly to vehicle manufacturers.

Snap-on brand tools and equipment are marketed to industrial and governmental customers in the United States through both industrial sales representatives, who are employees, and independent industrial distributors. In most markets outside the United States, industrial sales are conducted through distributors. The sales representatives focus on industrial customers whose main purchase criteria are quality and service. At the end of 2002, Snap-on had industrial sales representatives in the United States, Australia, Canada, Japan, Mexico, Puerto Rico and some European countries, with the United States representing the majority of Snap-on's total industrial sales.

Distributors

Sales of certain tools and equipment are made through vehicle service and industrial distributors who purchase the items from Snap-on and resell them to the end users. Products supplied by Bahco, under the Bahco, Fish and Hook (design), Belzer, Pradines and Lindstrom brands and trade names, for example, are sold through distributors in Europe, North and South America, Asia and certain other parts of the world. Wheel service and other vehicle service equipment are sold through distributors primarily under brands including John Bean, Hofmann, and Brewco. Hand tools under the Irimo, Palmera and Acesa brands and power tools under the Sioux brand, are differentiated from those products sold through the dealer, tech rep and direct sales channels. Sun-branded equipment is marketed through distributors in South America and Asia, and through both a direct sales force and distributors in Europe.

E-commerce

Snap-on's e-commerce development initiatives allow Snap-on to combine the capabilities of the Internet with Snap-on's existing brand sales and distribution strengths and to reach new and under-served customer segments. Snap-on began selling Snap-on brand products through the Internet in 2000 as part of its "Store Without Walls" vision, which offers both current and prospective customers online, around-the-clock access to purchase Snap-on and Blue-Point products through its public Website at www.snapon.com. The site features an online catalog containing more than 14,000 products, including Snap-on hand tools, power tools, tool storage units and diagnostic equipment available to consumers and professionals in the United States, the United Kingdom, Canada and Australia. At the end of 2002, Snap-on had more than 131,000 registered customers, including approximately 13,000 industrial accounts. In addition to its public Website, Snap-on began to host individual dealer Websites in 2002 to help franchised dealers extend their industry-leading service. These initiatives, as well as other system enhancement initiatives that are currently under development, are designed to further leverage the one-on-one relationships and service Snap-on has with its current and prospective customers. Through the development of its business-to-business and business-to-consumer capabilities, Snap-on and its dealers will be increasing communications with customers on a real-time, 24-hour, 7-days a week basis.

Competition

Snap-on competes on the basis of its product quality and performance, service, brand awareness and technological innovation. While no single company competes with Snap-on across all of its product lines and distribution channels, various companies compete in one or more product categories and/or distribution channels.

Snap-on believes that it is a leading manufacturer and distributor of professional tools and equipment, offering the broadest line of these products to the vehicle service industry. The major competitors selling to professional technicians in the vehicle service and repair sector through the mobile van channel include MAC Tools (The Stanley Works) and Matco (Danaher Corporation). Snap-on also competes with companies that sell through non-mobile van distributors including Facom (Fimalac), Sears, Roebuck and Co. and The Stanley Works. Within the power tools category, Snap-on's major competitors include Atlas Copco, Ingersoll-Rand, Cooper Industries, Ltd., Black & Decker, Bosch, and Makita Corporation. In the industrial sector, major competitors include Armstrong (Danaher Corporation), Cooper Industries, Ltd. and Proto (The Stanley Works). The major competitors selling diagnostics and shop equipment to shop owners and managers in the vehicle service and repair sector include Corghi S.p.A., Facom (Fimalac), Hennessy (Danaher Corporation), Hunter Engineering, OTC and Robinair (SPX Corporation), and Rotary and Chief Automotive (Dover Corporation).

Raw Materials and Purchased Product

Snap-on's supply of raw materials (including various grades and alloys of steel bars and sheets) and purchased components are readily available from numerous suppliers.

Approximately 81% of 2002 consolidated net sales consisted of products manufactured by Snap-on, while the remaining 19% consisted of products purchased from outside suppliers. No single supplier's products accounted for a material portion of 2002 consolidated net sales.

Patents, Trademarks and Other Intellectual Property

Snap-on vigorously pursues and relies on patent protection to protect its intellectual property and its position in its markets. As of December 28, 2002, Snap-on and its subsidiaries held 1,592 active and pending patents worldwide. No sales relating to any single patent represented a material portion of Snap-on's revenues in 2002 or 2001.

Examples of products that have features or designs that benefit from patent protection include wheel alignment systems, wheel balancers, sealed ratchets, electronic torque instruments, ratcheting screwdrivers, emissions-sensing devices, diagnostic equipment, and air conditioning equipment.

Much of the technology used in the manufacture of vehicle service tools and equipment is in the public domain. Snap-on relies primarily on trade secret protection to protect proprietary processes used in manufacturing. Methods and processes are patented when appropriate. Copyright protection is also utilized when appropriate.

Trademarks used by Snap-on are of continuing importance to Snap-on in the marketplace. Trademarks have been registered in the United States and more than 115 other countries, and additional applications for trademark registrations are pending. Snap-on vigorously polices proper use of its trademarks. Snap-on's right to manufacture and sell certain products is dependent upon licenses from others; however, these products under license do not represent a material portion of Snap-on's sales.

Domain names have become a valuable corporate asset for companies around the world, including Snap-on. Domain names often contain a trademark or service mark or even a corporate name and are often considered intellectual property. The recognition and value of the Snap-on name, trademark, and domain name are core strengths of the company. Snap-on has undertaken an initiative to centralize the administration of all domestic and international domain names, including all registrations and renewals. Snap-on also monitors new developments in top-level domains and country-code domains in order to preserve Snap-on's right to relevant domain names.

Working Capital

Because most of Snap-on's business is not seasonal and its inventory needs are relatively constant, no unusual working capital needs arise during the year.

Snap-on's financial condition and use of working capital are discussed in "Management's Discussion and Analysis," on pages 28 through 32 of Snap-on's 2002 Annual Report, incorporated herein by reference.

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

Employees

At the end of February 2003, Snap-on employed approximately 12,900 people compared to approximately 13,500 people at the end of February 2002. The year-over-year reduction primarily reflects the impact of restructuring-related eliminations.

Approximately 4,600 employees or 35% of Snap-on's worldwide workforce are represented by unions and/or covered under collective bargaining agreements. In recent years, Snap-on has not experienced any significant work slow-downs, stoppages or other labor disruptions.

The number of covered union employees whose contracts expire within the next five years is approximately 2,100 in 2003, 900 in 2004, 1,000 in 2005 and 600 in 2006.

There can be no assurance that future contracts with Snap-on's unions will be renegotiated upon terms acceptable to Snap-on.


Item 2: Properties

Snap-on maintains both leased and owned manufacturing, warehouse, distribution and office facilities throughout the world. Snap-on believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand. Snap-on's facilities in the United States occupy approximately 4.1 million square feet, of which 75% is owned, including its corporate and general offices located in Pleasant Prairie and Kenosha, Wisconsin. Snap-on's facilities outside the United States contain approximately
4.0 million square feet, of which 69% is owned. Several of Snap-on's facilities are leased through operating lease agreements. For information on operating leases, see Note 17 entitled "Commitments and Contingencies" on page 58 of Snap-on's 2002 Annual Report, incorporated herein by reference. Snap-on management continually monitors the company's capacity needs and makes adjustments as dictated by market and other conditions. During 2002, Snap-on finalized its 2001 restructuring actions, closing or consolidating a total of 32 facilities consisting of nine manufacturing or distribution facilities and 23 sales or administrative offices.

The following table provides information about each of Snap-on's principal manufacturing locations and distribution centers (exceeding 50,000 square feet):


Location                                Type of property                            Owned/Leased
--------                                ----------------                            ------------
U.S. Locations:
Conway, Arkansas                        Manufacturing                               Owned
City of Industry, California            Manufacturing                               Leased
Escondido, California                   Manufacturing                               Owned

Poway, California                       Distribution and manufacturing              Leased
San Jose, California                    Manufacturing                               Leased
Columbus, Georgia                       Distribution                                Owned

Crystal Lake, Illinois                  Distribution and customer service center    Owned
Mt. Carmel, Illinois                    Manufacturing                               Owned
Algona, Iowa                            Manufacturing                               Owned

Olive Branch, Mississippi               Distribution and customer service center    Leased and owned
Carson City, Nevada                     Distribution and customer service center    Leased and owned
Murphy, North Carolina                  Distribution and manufacturing              Owned



Location                                Type of property                            Owned/Leased
--------                                ----------------                            ------------
Robesonia, Pennsylvania                 Distribution and customer service center    Owned
Elizabethton, Tennessee                 Manufacturing                               Owned
Johnson City, Tennessee                 Manufacturing                               Owned

Elkhorn, Wisconsin                      Manufacturing                               Owned
Kenosha, Wisconsin                      Manufacturing                               Owned
Milwaukee, Wisconsin                    Manufacturing                               Owned

Non-U.S. Locations:
Santo Tome, Argentina                   Manufacturing                               Owned
Santa Barbara D'oeste, Brazil           Manufacturing, distribution
                                         and customer service center                Owned
Mississauga, Canada                     Manufacturing                               Leased

Newmarket, Canada                       Distribution and manufacturing              Owned
Kettering, England                      Distribution                                Owned
King's Lynn, England                    Distribution and manufacturing              Owned

Rotherham, England                      Manufacturing                               Leased
La Chapelle St. Ursin, France           Distribution and manufacturing              Leased
Pfungstadt, Germany                     Manufacturing                               Leased

Unterneukirchen, Germany                Manufacturing                               Leased
Sopron, Hungary                         Manufacturing                               Owned
Correggio, Italy                        Manufacturing                               Owned

Juarez, Mexico                          Manufacturing                               Leased
Helmond, the Netherlands                Distribution                                Owned
Vila do Conde, Portugal                 Manufacturing                               Owned

Irun, Spain                             Manufacturing                               Owned
Urretxu, Spain                          Manufacturing                               Owned
Vitoria, Spain                          Distribution and manufacturing              Owned

Bollnas, Sweden                         Manufacturing                               Owned
Edsbyn, Sweden                          Manufacturing                               Owned
Enkoping, Sweden                        Manufacturing                               Owned

Lidkoping, Sweden                       Manufacturing                               Owned
Sandviken, Sweden                       Distribution                                Leased


Item 3: Legal Proceedings

Snap-on held 1,592 active or pending patents as of year-end 2002, and Snap-on vigorously prosecutes its claims and defends its patents in the ordinary course of business. In February 1998, Snap-on filed a complaint alleging infringement of certain of Snap-on's patents by Hunter Engineering Company ("Hunter"). Hunter counterclaimed, alleging infringement of certain of its patents and one trademark. In April 2002, the court set a trial date of October 14, 2002, for various patents. In May 2002, Hunter alleged infringement of two additional patents for which a March 2003 trial date was later set. That trial date was vacated when the case was consolidated with the above litigation in October 2002.

The October 14, 2002, trial date was later postponed by the court to October 30, 2002. On October 22, 2002, a settlement was reached between Snap-on and Hunter for all of the above-mentioned matters, and in the fourth quarter of 2002, a final, comprehensive agreement was reached in Snap-on's favor for $10.8 million, net of related legal expenses incurred in the year.

In 1996, Snap-on filed a complaint against SPX Corporation ("SPX") alleging infringement of Snap-on's patents and asserting claims relating to SPX's hiring of the former president of Sun Electric, a subsidiary of Snap-on acquired in 1992. SPX filed a counterclaim alleging infringement of certain SPX patents. These patents, which related to engine analyzer products first introduced in the 1980's, have expired. As part of a binding arbitration process in 2001, the arbitrator ruled in favor of SPX and Snap-on was ordered to pay $44.0 million to SPX. This obligation was paid in January 2002 and was recorded in "Other accrued liabilities" on the accompanying 2001 Consolidated Balance Sheets and in "Operating expenses" on the accompanying 2001 Consolidated Statements of Earnings, which are incorporated by reference in Item 8 of this report.

Snap-on has various corporate and government customers worldwide that purchase Snap-on products pursuant to multi-year contracts. These contracts can include a variety of terms and are periodically subject to audit by the customers for compliance. Snap-on currently has two contracts being audited by government auditors. Snap-on is also involved in various other legal matters that are being defended and handled in the ordinary course of business. Snap-on maintains accruals for such costs that are expected to be incurred with regards to these maters. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on Snap-on's financial statements.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 28, 2002.

Item 4.1: Executive Officers of the Registrant

The executive officers of Snap-on, their ages as of December 28, 2002, their titles as of that date and positions held during the last five years are listed below.

Dale F. Elliott (48) - Chairman since April 2002 and President and Chief Executive Officer since April 2001. President - Diagnostics and Industrial from October 1998 to April 2001 and President - Snap-on Industrial from February 1995 to October 1998. Prior to joining Snap-on, Mr. Elliott was Vice President - Marketing at S-B Power Tool, a joint venture of the Skil division of Emerson Electric and also held various executive positions with Emerson Electric from June 1984 to January 1995. Member of Snap-on's Board of Directors since 2001.

Martin M. Ellen (49) - Senior Vice President - Finance and Chief Financial Officer since November 2002. Prior to joining Snap-on, Mr. Ellen was Vice President and Chief Financial Officer for Cabot Microelectronics Corporation, a spin off of Cabot Corporation from March 2001 through October 2002. Mr. Ellen joined Cabot Microelectronics after serving as Senior Vice President and Chief Financial Officer of Whitman Corporation from October 1998 through the closing of its merger with PepsiAmericas, Inc. in 2001. From May 1998 through September 1998, Mr. Ellen was a founding member of Casas, Ellen & White, LLC, a venture management firm. From October 1996 to May 1998, Mr. Ellen was Executive Vice President and Chief Financial Officer of PrimeCare International, Inc., a healthcare services company.

Michael F. Montemurro (54) - Senior Vice President and President - Worldwide Snap-on Dealer Group since November 2000 and Senior Vice President - Transportation from October 1998 to November 2000. Senior Vice President - Financial Services and Administration from August 1994 to October 1998. Senior Vice President - Financial Services, Administration and Chief Financial Officer from April 1994 to August 1994. Senior Vice President - Finance and Chief Financial Officer from March 1990 to April 1994.

Nicholas T. Pinchuk (56) - Senior Vice President and President - Worldwide Commercial and Industrial Group since June 2002. Prior to joining Snap-on, Mr. Pinchuk was President of Global Refrigeration Operations for Carrier Corporation, a producer of air conditioning, heating and refrigeration systems, and a subsidiary of United Technologies Corporation, from July 1997 to June 2001. Prior to serving as president at Carrier Corporation, Mr. Pinchuk served in various executive, operational, planning and financial capacities within Carrier and United Technologies, including: President Asia-Pacific Air Conditioning Operations; Vice President, Strategic Planning; and Chief Financial Officer, Carrier International Corporation.

Alan T. Biland (44) - Vice President - Chief Information Officer and President - Diagnostics and Information Group since June 2001. Vice President - Chief Information Officer from April 1998 to June 2001. Prior to joining Snap-on, Mr. Biland was Director, Information Technology at Case Corporation, a manufacturer, marketer and distributor of farm and construction equipment, from December 1985 to December 1998.

Jeffrey N. Eggert (42) - Vice President - Snap-on Tools Operations since February 2002. Assistant treasurer and controller - worldwide Snap-on dealer group from 1999 to 2002. Assistant treasurer - tax and treasury from 1997 to 1999.

Blaine A. Metzger (46) - Vice President and Controller since May 2001. Prior to joining Snap-on, Mr. Metzger was Chief Financial Officer for Crenlo, Inc., a manufacturer of cabs for agricultural and construction equipment, and a division of Dover Corporation from August 2000 to April 2001 and Vice President Financial Planning, Reporting and Finance Centers for CNH Global N.V., a manufacturer of agricultural and construction equipment, from November 1999 to March 2000. Prior to serving as vice president at CNH Global, Mr. Metzger held several financial management positions at Case Corporation, a manufacturer, marketer and distributor of farm and construction equipment, beginning in 1990.

Susan F. Marrinan (54) - Vice President, Secretary and General Counsel since January 1992.

There is no family relationship among the executive officers and there has been no involvement in legal proceedings during the past five years that would be material to the evaluation of the ability or integrity of any of the executive officers. Executive officers may be elected by the Board of Directors or appointed by the Chief Executive Officer at the regular meeting of the Board of Directors that follows the Annual Shareholders' Meeting, which is ordinarily held in April each year, and at such other times as new positions are created or vacancies must be filled.

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. For the fiscal years ended 2002, 2001 and 2000, Snap-on repurchased 405,000, 400,000 and 1,019,500 shares, respectively. Since 1997, Snap-on's Board of Directors has authorized the repurchase of up to $250 million of Snap-on's common stock. As of the end of 2002, Snap-on has remaining availability to repurchase up to an additional $142 million in common stock pursuant to the Board of Directors' authorizations. The purchase of Snap-on common stock is at the company's discretion, subject to prevailing financial and market conditions. Since 1995, Snap-on has repurchased 10,394,583 shares. In 2002, Snap-on's average common stock repurchase price was $30.03.

At December 28, 2002, Snap-on had 63,571,044 shares of common stock outstanding. This consists of 58,249,067 shares considered outstanding for purposes of computing earnings per share and an additional 5,321,977 shares held in a Grantor Stock Trust, which are considered outstanding for voting purposes but not for purposes of computing earnings per share.

Snap-on's stock is listed on the New York Stock Exchange under the ticker symbol "SNA." As of February 24, 2003, there were 10,557 registered holders of Snap-on common stock.

Snap-on's common stock high and low prices for the last two years by quarter were as follows:

Common Stock High/Low Prices
(Amounts in dollars)

Quarter                          2002                             2001
-------------           -----------------------           ----------------------
                          High          Low                High          Low
                        ----------    ---------           --------     ---------
First                    $34.96        $30.88             $30.75        $27.38
Second                   $34.12        $29.00             $30.93        $24.16
Third                    $29.90        $22.50             $27.31        $21.65
Fourth                   $30.22        $21.50             $34.21        $21.68

Snap-on has paid consecutive quarterly cash dividends since 1939. In the fourth quarter of 2002, Snap-on's Board of Directors declared a $.01 per share increase in the company's quarterly dividends on its common stock, effective with the fourth-quarter 2002 dividend. The new quarterly dividend of $.25 per share represents a 4.2% increase over the previous quarterly dividend of $.24 per share. Cash dividends paid in 2002, 2001, and 2000 totaled $56.5 million, $55.6 million and $55.0 million. Snap-on's Board of Directors monitors and evaluates the company's dividend practice quarterly and the Board may elect to increase, decrease or not pay a dividend on Snap-on Common stock based upon the company's financial condition, results of operations, cash requirements and future prospects of Snap-on and other factors deemed relevant by the Board.

Additional information required by Item 5 is contained in the section entitled "Quarterly Financial Information" on page 61 of Snap-on's 2002 Annual Report and is incorporated herein by reference.

Item 6: Selected Financial Data

The information required by Item 6 is contained in the section entitled "Six-year Data" on page 20 of Snap-on's 2002 Annual Report and is incorporated herein by reference.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained in the section entitled "Management's Discussion and Analysis" on pages 21 through 36 of Snap-on's 2002 Annual Report and is incorporated herein by reference.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is contained in the section entitled "Market, Credit and Economic Risks" on pages 33 and 34 and in Note 11 entitled "Financial Instruments" on pages 49 through 51 of Snap-on's 2002 Annual Report and is incorporated herein by reference.


Item 8: Financial Statements and Supplementary Data

Financial statements and supplementary data required by Item 8 are contained in Snap-on's 2002 Annual Report appearing in the sections entitled "Consolidated Statements of Earnings" on page 37, "Consolidated Balance Sheets" on page 38, "Consolidated Statements of Shareholders' Equity and Comprehensive Income" on page 39, "Consolidated Statements of Cash Flows" on page 40, "Notes to Consolidated Financial Statements" on pages 41 through 60, "Quarterly Financial Information" appearing on page 61, "Independent Auditors' Report" on pages 62 and 63, and "Report of Independent Public Accountants" on page 63, and is incorporated herein by reference.

Snap-on's quarterly earnings (loss) before cumulative effect of a change in accounting principle and related earnings (loss) per share for the fiscal years ended December 28, 2002, and December 29, 2001, were as follows:


                                          Quarterly                               Quarterly
(Amounts in millions                   Earnings (loss)                    Earnings (loss) per Share
except per share data)            before Cumulative Effect                before Cumulative Effect
                                 ----------------------------------------------------------------------------
2002:                                                                  Basic                  Diluted
-----------------------          ----------------------------    -------------------    ---------------------
First                                     $ 21.7                     $ .37                   $ .37
Second                                    $ 29.2                     $ .50                   $ .50
Third                                     $ 19.2                     $ .33                   $ .33
Fourth                                    $ 33.1                     $ .57                   $ .56

2001:
-----------------------          ----------------------------    -------------------    ---------------------
First                                     $ 29.4                     $ .51                   $ .51
Second                                    $  8.9                     $ .15                   $ .15
Third                                     $   .6                     $ .01                   $ .01
Fourth                                    $(17.4)                    $(.30)                  $(.30)


Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The information required by Item 9 is contained in the section entitled "Item 4. Changes in Registrant's Certifying Accountant" on page 2 of Form 8-K filed on June 21, 2002, and is incorporated herein by reference. Effective June 14, 2002, Snap-on dismissed Arthur Andersen LLP as its independent auditors. For further information see the section entitled "Independent Auditor" in Snap-on's Proxy Statement dated March 5, 2003.

PART III

Item 10: Directors and Executive Officers of the Registrant

The identification of Snap-on's directors as required by Item 10 is contained in Snap-on's Proxy Statement, dated March 5, 2003, in the section entitled "Proposal to be Voted on: Election of Directors" on page 6 and in the section entitled "Board of Directors-Directors Not Standing for Election" on page 7 and is incorporated herein by reference.

With respect to information about Snap-on's executive officers, see Item 4.1, "Executive Officers of the Registrant," at the end of Part I of this report.

The Section 16(a) filing compliance disclosure pursuant to Item 405 of Regulation S-K is contained in Snap-on's Proxy Statement, dated March 5, 2003, in the section entitled "Other Information - Section 16(a) Beneficial Ownership Reporting Compliance" on page 27, and is incorporated herein by reference.

Item 11: Executive Compensation

The information required by Item 11 is contained in Snap-on's Proxy Statement, dated March 5, 2003, in the section entitled "Executive Compensation" on pages 18 through 24 and in the section entitled "Other Information" on pages 25 through 27, and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is contained in Snap-on's Proxy Statement, dated March 5, 2003, in the section entitled "Board of Directors - Security Ownership of Management and Certain Beneficial Owners" contained on pages 10 and 11, and is incorporated herein by reference.

The information with respect to Item 201(d) of Regulation S-K as of December 28, 2002, is as follows:

                                        Equity Compensation Plan Information
                                                                                             Number of securities
                                                                                           remaining available for
                                 Number of securities to be       Weighted-average          future issuance under
                                  issued upon exercise of         exercise price of       equity compensation plans
                                    outstanding options,        outstanding options,        (excluding securities
Proxy category                      warrants and rights          warrants and rights       reflected in column (a))
--------------                      -------------------          -------------------       ------------------------
                                             (a)                         (b)                          (c)
Equity compensation
     plans approved by
     security holders                    5,460,692(1)                  $30.70(2)                  4,549,625(3)

Equity compensation
     plans not approved
     by security holders                   223,062(4)               Not Applicable                    (5)
                                     --------------------         ------------------          --------------------
Total                                    5,683,754                     $30.70                     4,549,625(5)
                                     ====================         ==================          ====================

(1) Includes (i) options to acquire 3,905,699 shares granted under the 1986 Incentive Stock Program; (ii) options to acquire 1,493,895 shares granted under the 2001 Incentive Stock and Awards Plan; (iii) 61,098 shares represented by deferred share units under the Directors' Fee Plan. Excludes 105,600 shares issuable in connection with the vesting of restricted share units under the 2001 Incentive Stock and Awards Plan. Also excludes shares of common stock that may be issuable under the employee stock purchase plan and the dealer stock purchase plan.

(2) Reflects only the weighted-average exercise price of outstanding stock options granted under the 2001 Incentive Stock and Awards Plan and the 1986 Incentive Stock Program and does not include shares represented by deferred share units under the Directors' Fee Plan and shares issuable in connection with the vesting of restricted share units under the 2001 Incentive Stock and Awards Plan for which there is no exercise prices. Also excludes shares of common stock that may be issuable under the employee stock purchase plan and the dealer stock purchase plan.

(3) Includes (i) 3,660,655 shares reserved for issuance under the 2001 Incentive Stock and Awards Plan (which may be issued upon the exercise of stock options or granted as restricted stock or restricted share units);
     (ii) 183,713 shares reserved for issuance under the Directors' Fee Plan;
     (iii) 490,714 shares reserved for issuance under the employee stock purchase plan; and (iv) 214,543 shares reserved for issuance under the dealer stock purchase plan.

(4) Consists of deferred share units under Snap-on's Deferred Compensation Plan. Snap-on's Deferred Compensation Plan allows elected and appointed officers of Snap-on to defer all or a percentage of their respective annual salary and/or incentive compensation. The deferred share units are payable in shares of Snap-on Common Stock on a one-for-one basis and are calculated at fair market value. Shares of Common Stock delivered under the Deferred Compensation Plan are previously issued shares reacquired and held by Snap-on.

(5) The Deferred Compensation Plan provides that Snap-on will make available as and when required a sufficient number of shares of Common Stock to meet the needs of the plan. It further provides that such shares shall be previously issued shares reacquired and held by Snap-on.

Item 13: Certain Relationships and Related Transactions

None.

Item 14: Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of Snap-on's management, including its Chairman of the Board, President and Chief Executive Officer and its Senior Vice President - Finance and Chief Financial Officer, of the effectiveness of the design and operation of Snap-on's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President - Finance and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to Snap-on, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

     (b) Changes in internal controls. There were not any significant changes in Snap-on's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 15(a): Documents filed as part of this report:

1. List of Financial Statements

The following consolidated financial statements of Snap-on and the Independent Auditors' Report and Report of Independent Public Accountants thereon, contained on pages 37 through 60 and on pages 62 and 63 of Snap-on's 2002 Annual Report to its shareholders, are incorporated by reference in Item 8 of this report:

Consolidated Statements of Earnings for the years ended December 28, 2002, December 29, 2001, and December 30, 2000.

Consolidated Balance Sheets as of December 28, 2002, and December 29, 2001.

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 28, 2002, December 29, 2001, and December 30, 2000.

Consolidated Statements of Cash Flows for the years ended December 28, 2002, December 29, 2001, and December 30, 2000.

Notes to Consolidated Financial Statements.

Independent Auditors' Report.

Report of Independent Public Accountants.

2. Financial Statement Schedules

The following consolidated financial statement schedules of Snap-on are included in Item 15(d) as a separate section of this report:

Schedule II Valuation and Qualifying Accounts and Reserves - page 28 herein.

Independent Auditors' Report - page 29 herein.

Report of Independent Public Accountants on Financial Statement Schedule - page 30 herein.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable and, therefore, have been omitted, or are included in Snap-on's 2002 Annual Report in the Notes to Consolidated Financial Statements for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, which are incorporated by reference in Item 8 of this report.

3. List of Exhibits

The exhibits filed with or incorporated by reference in this report are as specified in the exhibit index under Item 15(c) - pages 25 through 27 herein.

Item 15(b): Reports on Form 8-K

During the fourth quarter of 2002, Snap-on reported the following on Form 8-K:

   Date Filed                   Date of Report           Item
   ----------                   --------------           ----
October 22, 2002               October 22, 2002          Snap-on filed a press release entitled "Snap-on
                                                         Third Quarter EPS in Line with Recent Outlook;
                                                         Strong Cash Flow Continues from Operational
                                                         Fitness Improvements."

November 7, 2002               November 7, 2002          Snap-on furnished copies, pursuant to Item 9 of
                                                         Form 8-K, of the certifications required
                                                         pursuant to 18 U.S.C. Section 1350 (Section 906
                                                         of the Sarbanes-Oxley Act of 2002) for the
                                                         Corporation's Quarterly Report on Form 10-Q for
                                                         the period ended June 29, 2002.

November 7, 2002               November 7, 2002          Snap-on filed a report outlining its new segment
                                                         structure.

November 7, 2002               November 7, 2002          Snap-on filed with the Securities and Exchange
                                                         Commission (the "Commission") statements (the
                                                         "Statements") in writing, under oath, of the
                                                         Chief Executive Officer and (Acting) Principal
                                                         Financial Officer of the Company in response to
                                                         the order of the Commission pursuant to Section
                                                         21(a)(1) of the Securities Exchange Act of 1934
                                                         (SEC File No. 4-460).


                                   SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, Snap-on has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 SNAP-ON INCORPORATED

By:  /s/ Dale F. Elliott                                     Date: March 5, 2003
     -------------------------------------                         -------------
     Dale F. Elliott, Chairman of the
     Board of Directors, President and
     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Snap-on and in the capacities as indicated.



     /s/ Dale F. Elliott                                     Date: March 5, 2003
     -------------------------------------                         -------------
     Dale F. Elliott, Chairman of the
     Board of Directors, President and
     Chief Executive Officer


     /s/ Martin M. Ellen                                     Date: March 5, 2003
     -------------------------------------                         -------------
     Martin M. Ellen, Principal Financial
     Officer, Chief Financial Officer, and
     Senior Vice President - Finance


     /s/ Blaine A. Metzger                                   Date: March 5, 2003
     -------------------------------------                         -------------
     Blaine A. Metzger, Principal
     Accounting Officer,
     Vice President and Controller

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Snap-on and in the capacities as indicated.


By:  /s/ Bruce S. Chelberg                                  Date: March 5, 2003
     -------------------------------------                        -------------
     Bruce S. Chelberg, Director


By:  /s/ Roxanne J. Decyk                                   Date: March 5, 2003
     -------------------------------------                        -------------
     Roxanne J. Decyk, Director


By:  /s/ Leonard A. Hadley                                  Date: March 5, 2003
     -------------------------------------                        -------------
     Leonard A. Hadley, Director


By:  /s/ Arthur L. Kelly                                    Date: March 5, 2003
     -------------------------------------                        -------------
     Arthur L. Kelly, Director


By:  /s/ Lars Nyberg                                        Date: March 5, 2003
     -------------------------------------                        -------------
     Lars Nyberg, Director


By:  /s/ Jack D. Michaels                                   Date: March 5, 2003
     -------------------------------------                        -------------
     Jack D. Michaels, Director


By:  /s/ Frank S. Ptak                                      Date: March 5, 2003
     -------------------------------------                        -------------
     Frank S. Ptak, Director


By:  /s/ Edward H. Rensi                                    Date: March 5, 2003
     -------------------------------------                        -------------
     Edward H. Rensi, Director


By:  /s/ Richard F. Teerlink                                Date: March 5, 2003
     -------------------------------------                        -------------
     Richard F. Teerlink, Director

                                 CERTIFICATIONS


I, Dale F. Elliott, Chief Executive Officer of Snap-on Incorporated, certify that:

1. I have reviewed this annual report on Form 10-K of Snap-on Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003

/s/ Dale F. Elliott
--------------------------
Dale F. Elliott
Chief Executive Officer

I, Martin M. Ellen, Principal Financial Officer of Snap-on Incorporated, certify that:

1. I have reviewed this annual report on Form 10-K of Snap-on Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003

/s/ Martin M. Ellen
---------------------------
Martin M. Ellen
Principal Financial Officer

                                  EXHIBIT INDEX

Item 15(c):  Exhibits
---------------------

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

         Snap-on and its subsidiaries have no unregistered long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of December 28, 2002. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

(10)     Material Contracts

    (a) Amended and Restated Snap-on Incorporated 1986 Incentive Stock Program (incorporated by reference to Exhibit 10(a) of Snap-on's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))*

    (b) Amended and Restated Snap-on Incorporated 2001 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10(b) of Snap-on's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))*

    (c) Form of Restated Senior Officer Agreement between the Corporation and each of Dale F. Elliott, Alan T. Biland, Sharon M. Brady, Martin M. Ellen, Susan F. Marrinan, Michael F. Montemurro and Nicholas T. Pinchuk (incorporated by reference to Exhibit 10(c) to Snap-on's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))*

    (d) Form of Restated Executive Agreement between the Corporation and each of Richard V. Caskey, Jeffrey N. Eggert, Gary S. Henning, Nicholas L. Loffredo, Denis J. Loverine, Blaine A. Metzger and William H. Pfund (incorporated by reference to Exhibit 10(d) to Snap-on's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))*

    (e) Form of Indemnification Agreement between the Corporation and each of Martin M. Ellen, Susan F. Marrinan, Michael F. Montemurro and Nicholas
         T. Pinchuk effective October 24, 1997 (incorporated by reference to
         Exhibit 3(a) to Snap-on's Annual Report on Form 10-K for the fiscal year ended January 2, 1998 (Commission File No. 1-7724))*

    (f) Amended and Restated Snap-on Incorporated Directors' 1993 Fee Plan (incorporated by reference to Exhibit 10(e) to Snap-on's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))*

    (g) Snap-on Incorporated Deferred Compensation Plan (as amended through March 13, 2002 incorporated by reference to Exhibit 10(j) to Snap-on's Annual Report on Form 10-K for the fiscal year ended December 29,
         2001)*

    (h) Snap-on Incorporated Supplemental Retirement Plan for Officers (incorporated by reference to Exhibit 10(f) to Snap-on's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))*

    (i) Amended and Restated Benefit Trust Agreement between the Corporation and The Northern Trust Company, dated as of July 2, 1998 and amended and restated as of March 17, 2000 (incorporated by reference to Snap-on's Form 8-K dated March 17, 2000 (Commission File No. 1-7724))

    (j) Five-year Credit Agreement between the Corporation and Salomon Smith Barney Inc., Banc One Capital Markets Inc. and the First National Bank of Chicago (incorporated by reference to Exhibit 10(a) to Snap-on's report on Form 10-Q for the quarterly period ended October 2, 1999 (Commission File No. 1-7724))

    (k) 364-Day Credit Agreement between the Corporation and Salomon Smith Barney Inc., Banc One Capital Markets Inc. and the First National Bank of Chicago (incorporated by reference to Exhibit 10(a) to Snap-on's report on Form 10-Q for the quarterly period ended October 2, 1999 (Commission File No. 1-7724))

    (l) Amended and Restated 364-Day Credit Agreement between the Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., Citibank, N.A. and Bank One, N.A. (incorporated by reference to
         Exhibit 10(a) to Snap-on's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002 (Commission File No. 1-7724))

    (m) Amended and Restated 364-Day Credit Agreement between the Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., Citibank, N.A. and Bank One, N.A. (incorporated by reference to
         Exhibit 10.1 to Snap-on's report on Form 10-Q for the quarter ended September 29, 2001 (Commission File No. 1-7724))

    (n) Amended and Restated Five Year Credit Agreement between the Corporation and Salomon Smith Barney Inc., Banc One Capital Markets Inc., Citibank, N.A. and Bank One, N.A. (incorporated by reference to
         Exhibit 10(o) to Snap-on's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 1-7724))

    (o)  Form of Severance Agreements between the Corporation and each of Alan
         T. Biland, Sharon M. Brady, Dale F. Elliott, Nicholas L. Loffredo, Susan F. Marrinan and Michael F. Montemurro dated October 27, 2000 (incorporated by reference to Exhibit 10(t) to Snap-on's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 1-7724))*

    (p) Form of Split-Dollar Insurance Plan Agreement between the Corporation and each of Dale F. Elliott, Susan F. Marrinan and Michael F. Montemurro (incorporated by reference to Exhibit 10(v) to Snap-on's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 1-7724))*

    (q) Form of Amendment to Split-Dollar Insurance Plan Agreement between the Corporation and each of Dale F. Elliott, Susan F. Marrinan and Michael
         F. Montemurro (incorporated by reference to Exhibit 10(w) to Snap-on's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 1-7724))*

    (r) Form of Split-Dollar Insurance Plan Agreement between the Corporation and each of Dale F. Elliott, Alan T. Biland, Sharon M. Brady and Michael F. Montemurro (incorporated by reference to Exhibit 10(g) to Snap-on's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))*

    (s) Employment Agreement between the Corporation and Dale F. Elliott, effective as of April 27, 2001 (incorporated by reference to Exhibit
         10.2 to Snap-on's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (Commission File No. 1-7724))*

    (t) Form of Share and Performance Award Agreement and Form of Deferred Share and Performance Award Agreement between the Corporation and each of Dale F. Elliott, Martin M. Ellen, Michael F. Montemurro, Nicholas
         T. Pinchuk, Susan F. Marrinan, and Blaine A. Metzger dated April 1, 2002 (incorporated by reference to Exhibit 10(a) to Snap-on's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002 (Commission File No. 1-7724))*

    (u) Snap-on Incorporated 2002 Executive Management Incentive Program (incorporated by reference to Exhibit 10(h) to Snap-on's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))*

    (v) Snap-on Incorporated 2002 Executive Qualitative Incentive Program (incorporated by reference to Exhibit 10(i) to Snap-on's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))*

    (w) Letter agreement between the Corporation and Mr. Pinchuk dated June 4, 2002 (incorporated by reference to Exhibit 10(b) to Snap-on's Quarterly Report on Form 10-Q for the quarterly period ended June 29,
         2002)*

(12)  Computation of Ratio of Earnings to Fixed Charges#

(13) The following portions of Snap-on's Annual Report to Shareholders, which are incorporated by reference in this Form 10-K, are filed as Exhibit 13:
      Six-year Data, Management's Discussion and Analysis, Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Shareholders' Equity and Comprehensive Income, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements, Quarterly Financial Information, Management's Responsibility for Financial Reporting, Independent Auditors' Report and Report of Independent Public Accountants.#

(21)  Subsidiaries of the Corporation#

(23)  a. Independent Auditors' Consent of Deloitte & Touche LLP#
      b. Information Regarding Consent of Arthur Andersen LLP#

   # Filed herewith.
   * Denotes management contract or compensatory plan or arrangement.

                              Item 15(d): Schedules




          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                              (Amounts in millions)

                                         Balance at                                                              Balance at
                                          Beginning                                                                End of
Description                                of Year        Expenses        Deductions (1)      Other - Net           Year
------------------------                 ------------    ------------    -----------------   ---------------    -------------
Allowance for doubtful accounts:

Year ended
December 28, 2002                           $39.6           $38.7            $(37.2)               $.1             $41.2

Year ended
December 29, 2001                           $40.9           $31.4            $(32.7)               $ -             $39.6

Year ended
December 30, 2000                           $27.8           $27.9            $(14.8)               $ -             $40.9


(1) This amount represents write-offs of bad debts.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Snap-on Incorporated:

We have audited the consolidated financial statements of Snap-on Incorporated as of December 28, 2002, and for the year then ended and have issued our report thereon (which expresses an unqualified opinion on the consolidated financial statements of Snap-on Incorporated and includes explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets", revision of prior-period financial statements for the transitional disclosures required upon the adoption of SFAS No. 142, the change in composition of its reportable segments and reclassification of prior-period financial statements for reclassification from current assets of trade accounts and gross installment receivables not due within one year), which is incorporated by reference in the Company's Annual Report to Shareholders on Form 10-K. The financial statement schedule of Snap-on Incorporated listed in Item 15(d) is presented for the purpose of complying with the reporting requirements of the Securities and Exchange Commission and is not a required part of the basic financial statements. This schedule is the responsibility of the Company's management. Such schedule has been subjected to the auditing procedures applied in our audit of the 2002 basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the 2002 basic financial statements taken as a whole. The 2000 and 2001 schedules were subject to auditing procedures by other auditors who have ceased operations and whose report date January 29, 2002, stated that such information is fairly stated in all material respects when considered in relation to the basic 2000 and 2001 financial statements taken as a whole.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
January 22, 2003

The following Report of Independent Public Accountants is a copy of a report that Arthur Andersen LLP previously issued in connection with Snap-on's Annual Report on Form 10-K for the year ended December 29, 2001. Effective June 14, 2002, Snap-on dismissed Arthur Andersen LLP as its independent auditors. Arthur Andersen LLP has not reissued this report in connection with the preparation of Snap-on's Annual Report on Form 10-K for the year ended December 28, 2002, and the report related only to Snap-on's financial statements as of and for the years ended December 29, 2001, and December 30, 2000. See Exhibit 23b for further discussion.


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