Form 10-Q
period 2003-03-29
SNAP ON INC
filed 2003-05-09
CIK 91440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

     For quarterly period ended March 29, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Class                               Outstanding at April 25, 2003
--------------------------                   -----------------------------
Common stock, $1 par value                          58,189,891 shares

                              SNAP-ON INCORPORATED

                                      INDEX

                                                                            Page
                                                                            ----

Part I.   Financial Information

               Consolidated Statements of Earnings -
               Three Months Ended
               March 29, 2003, and March 30, 2002                          3

               Consolidated Balance Sheets -
               March 29, 2003, and December 28, 2002                       4-5

               Consolidated Statements of Cash Flows -
               Three Months Ended
               March 29, 2003, and March 30, 2002                          6

               Notes to Consolidated Financial Statements                  7-19

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations               20-31

               Quantitative and Qualitative Disclosures
               About Market Risk                                           32-33

               Controls and Procedures                                     33

Part II.  Other Information                                                34-35

               Signatures                                                  36

               Certifications                                              37-38

                          PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements

                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (Amounts in millions except per share data)
                                   (Unaudited)


                                                                 Three Months Ended
                                                              --------------------------
                                                              March 29,        March 30,
                                                                2003             2002
                                                              ---------        ---------

Net sales                                                    $    543.1        $    510.0
Cost of goods sold                                               (297.7)           (274.3)
                                                             ----------        ----------
Gross profit                                                      245.4             235.7

Operating expenses                                               (212.9)           (201.3)
Net finance income                                                 10.5               7.3
                                                             ----------        ----------
Operating earnings                                                 43.0              41.7

Interest expense                                                   (6.4)             (7.8)
Other income (expense) - net                                       (3.7)              (.1)
                                                             ----------        ----------
Earnings before income taxes                                       32.9              33.8

Income taxes                                                       11.5              12.1
                                                             ----------        ----------
Earnings before cumulative effect of a change in
  accounting principle                                             21.4              21.7
Cumulative effect of a change in accounting principle
  for goodwill, net of tax                                            -               2.8
                                                             ----------        ----------
Net earnings                                                 $     21.4        $     24.5
                                                             ==========        ==========
Net earnings per share - basic and diluted:
Earnings before cumulative effect of a change in
  accounting principle                                       $      .37        $      .37
Cumulative effect of a change in accounting
  principle, net of tax                                               -               .05
                                                             ----------        ----------
Net earnings per share                                       $      .37        $      .42
                                                             ==========        ==========
Weighted-average shares outstanding:
  Basic                                                            58.2              58.0
  Effect of dilutive options                                         .1                .7
                                                             ----------        ----------
  Diluted                                                          58.3              58.7
                                                             ==========        ==========

Dividends declared per common share                          $      .25        $      .24
                                                             ==========        ==========



                 See Notes to Consolidated Financial Statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                     (Amounts in millions except share data)


                                                           March 29,          December 28,
                                                             2003                 2002
                                                          -----------         ------------
                                                          (unaudited)
ASSETS
    Current Assets
       Cash and cash equivalents                          $   15.4              $   18.4
       Accounts receivable - net of allowances               561.0                 556.2
       Inventories
          Finished goods                                     328.0                 337.5
          Work in process                                     43.7                  42.0
          Raw materials                                       91.2                  86.2
          Excess of current cost over LIFO cost              (94.7)                (95.8)
                                                          ---------             --------
              Total inventory                                368.2                 369.9
       Prepaid expenses and other assets                     120.5                 106.5
                                                          ---------             --------
              Total current assets                         1,065.1               1,051.0

    Property and equipment
       Land                                                   24.4                  23.8
       Buildings and improvements                            208.0                 202.9
       Machinery and equipment                               556.0                 541.8
                                                          --------              --------
                                                             788.4                 768.5
       Accumulated depreciation                             (455.3)               (438.3)
                                                          --------              --------
              Property and equipment - net                   333.1                 330.2

    Deferred income tax benefits                              61.7                  60.9
    Goodwill - net                                           375.7                 366.4
    Other intangibles - net                                   66.1                  65.7
    Other assets                                             121.8                 119.9
                                                          --------              --------

              Total assets                                $2,023.5              $1,994.1
                                                          ========              ========











                 See Notes to Consolidated Financial Statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                     (Amounts in millions except share data)


                                                                    March 29,            December 28,
                                                                      2003                   2002
                                                                  -----------           -------------
                                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
       Accounts payable                                             $  180.3              $  170.9
       Notes payable and current maturities of long-term debt           54.7                  56.4
       Accrued compensation                                             38.5                  44.4
       Dealer deposits                                                  45.2                  46.1
       Deferred subscription revenue                                    29.3                  42.5
       Income taxes                                                     41.9                  29.8
       Other accrued liabilities                                       179.6                 162.3
                                                                    --------              --------
          Total current liabilities                                    569.5                 552.4

    Long-term debt                                                     304.2                 304.3
    Deferred income taxes                                               32.8                  33.6
    Retiree health care benefits                                        94.3                  94.0
    Pension liability                                                  122.0                 136.6
    Other long-term liabilities                                         43.2                  42.8
                                                                    --------              --------
          Total liabilities                                          1,166.0               1,163.7
                                                                    --------              --------

SHAREHOLDERS' EQUITY
    Preferred stock - authorized 15,000,000 shares
      of $1 par value; none outstanding                                  -                     -
    Common stock - authorized 250,000,000 shares
      of $1 par value; issued 66,913,305 and 66,897,506 shares          66.9                  66.9
    Additional paid-in capital                                          59.3                  72.9
    Retained earnings                                                1,071.3               1,064.2
    Accumulated other comprehensive income (loss)                     (101.4)               (123.8)
    Grantor stock trust at fair market value - 5,280,635
      and 5,321,977 shares                                            (132.6)               (147.5)
    Treasury stock at cost - 3,476,462 and 3,326,462 shares           (106.0)               (102.3)
                                                                    --------              --------
          Total shareholders' equity                                   857.5                 830.4
                                                                    --------              --------

          Total liabilities and shareholders' equity                $2,023.5              $1,994.1
                                                                    ========              ========






                 See Notes to Consolidated Financial Statements.

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in millions)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                   ------------------------------
                                                                   March 29,            March 30,
                                                                     2003                 2002
                                                                   ---------            ---------
OPERATING ACTIVITIES
    Net earnings                                                   $  21.4               $  24.5
    Adjustments to reconcile net earnings to net cash
      provided (used) by operating activities:
       Cumulative effect of a change in accounting principle
         (net of tax) for goodwill                                     -                    (2.8)
       Depreciation                                                   14.2                  13.3
       Amortization of intangibles                                      .5                    .6
       Deferred income tax provision                                  (2.9)                 20.4
       Gain on sale of assets                                          -                     (.3)
       (Gain) loss on mark to market for cash flow hedges              (.8)                  2.1
    Changes in operating assets and liabilities, net of
      effects of acquisitions:
       (Increase) decrease in receivables                              4.8                 (15.7)
       (Increase) decrease in inventories                              8.5                 (15.1)
       (Increase) decrease in prepaid and other assets               (21.9)                 (9.5)
       Increase (decrease) in accounts payable                         7.4                  38.5
       Increase (decrease) in accruals and other liabilities         (12.6)                (50.6)
                                                                   -------               -------
    Net cash provided by operating activities                         18.6                   5.4

INVESTING ACTIVITIES
    Capital expenditures                                              (6.2)                (13.9)
    Acquisitions of businesses - net of cash acquired                   .1                   (.8)
    Proceeds from disposal of property and equipment                    .5                   4.0
                                                                   -------               -------
    Net cash used in investing activities                             (5.6)                (10.7)

FINANCING ACTIVITIES
    Payment of long-term debt                                          -                    (2.1)
    Increase in long-term debt                                         -                      .9
    Net increase (decrease) in short-term borrowings                   (.4)                 15.0
    Purchase of treasury stock                                        (3.8)                 (3.2)
    Proceeds from stock purchase and option plans                      1.4                   7.4
    Cash dividends paid                                              (14.3)                (13.9)
                                                                   -------               -------
    Net cash provided by (used in) financing activities              (17.1)                  4.1

Effect of exchange rate changes on cash                                1.1                   (.1)
                                                                   -------               -------

Decrease in cash and cash equivalents                                 (3.0)                 (1.3)

Cash and cash equivalents at beginning of period                      18.4                   6.7
                                                                   -------               -------

Cash and cash equivalents at end of period                         $  15.4              $    5.4
                                                                   =======              ========
Supplemental cash flow disclosures:
Cash paid for interest                                             $   7.6              $    9.3
Cash paid (refunded) for income taxes                              $    .7              $   (4.6)


                 See Notes to Consolidated Financial Statements.


                              SNAP-ON INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. This report should be read in conjunction with the consolidated financial statements and related notes included in Snap-on Incorporated's ("Snap-on" or "the company") Annual Report on Form 10-K for the year ended December 28, 2002.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments and adjustments related to restructuring and other non-recurring charges) necessary to a fair statement of financial condition and results of operations for the three months ended March 29, 2003, have been made. Management also believes that the results of operations for the three months ended March 29, 2003, are not necessarily indicative of the results to be expected for the full year. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

2. The Financial Accounting Standards Board ("FASB") issued interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements") in January 2003, which becomes effective for Snap-on at the beginning of its 2003 third quarter. FIN No. 46 provides consolidation guidance regarding the identification of variable interest entities ("VIE") for which control is achieved through means other than through voting rights. FIN No. 46 provides guidance in determining if a business enterprise is the primary beneficiary of a VIE and whether or not that business enterprise should consolidate the VIE for financial reporting purposes. FIN No. 46 applies to a VIE in which equity investors of the VIE, if any, do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the VIE to finance its activities independently. FIN No. 46 requires each enterprise involved with a special purpose entity to determine whether it provides financial support to the special purpose entity through a variable interest. Variable interests may arise from financial instruments, service contracts, minority ownership interests or other arrangements. If an entity holds a majority of the variable interests, or a significant variable interest that is considerably more than any other party's variable interest, then that entity would be the primary beneficiary and would be required to include the assets, liabilities and results of operations of the special purpose entity in its consolidated financial statements.

     Snap-on has not completed its evaluation of FIN No. 46 and, as a result, has not concluded on the impact the adoption may have on the company's financial position or results of operations. If it is determined that Snap-on Credit LLC ("SOC"), a 50%-owned financial services joint venture that is accounted for using the equity method, qualifies as a VIE, then Snap-on may be required to include the assets and liabilities (or some portion thereof) of SOC in its consolidated financial statements beginning in the third quarter of 2003. As of March 31, 2003, and December 31, 2002, SOC had total assets of $42.4 million and $45.3 million. For additional information, refer to Note 6.

     In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to recognize a liability for the fair value of the obligation that it has undertaken in issuing a guarantee at the inception of a guarantee. FIN No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued. Snap-on adopted the disclosure provisions of FIN No. 45 as of its 2002 fiscal year end. The recognition and

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     measurement provisions of this interpretation are applicable to guarantees issued or modified after December 28, 2002. Refer to Notes 6 and 12 for additional information.

3. Accounts receivable include trade accounts receivable, installment receivables and dealer financing. Current gross installment receivables amounted to $52.7 million and $49.5 million at March 29, 2003, and December 28, 2002, and include $8.7 million and $8.1 million of unearned finance charges. The components of Snap-on's current accounts receivable were as follows:

                                          March 29, 2003     December 28, 2002
                                          --------------     -----------------
       (Amounts in millions)

       Trade accounts receivable                $523.2              $497.0
       Installment receivables                    44.0                41.4
       Other accounts receivable                  38.5                59.0
                                                ------              ------
            Total                                605.7               597.4
       Allowance for doubtful accounts           (44.7)              (41.2)
                                                ------              ------
       Total accounts receivable - net          $561.0              $556.2
                                                ======              ======

     The long-term portion of accounts receivable is classified in "Other assets" on the accompanying Consolidated Balance Sheets and is comprised of installment and dealer financing receivables with credit terms that are due beyond one year. Long-term gross installment receivables amounted to $47.1 million and $45.2 million at March 29, 2003, and December 28, 2002, and include $8.5 million and $7.9 million of unearned finance charges.

4. On December 30, 2001, the beginning of Snap-on's 2002 fiscal year, Snap-on adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This Statement applies to all goodwill and other intangible assets recognized by the corporation as of December 30, 2001. In accordance with SFAS No. 142, Snap-on recorded a cumulative effect of a change in accounting principle transition adjustment that increased net earnings in the first quarter of 2002 by $2.8 million, on both a pretax and after-tax basis, from the recognition of negative goodwill.

     Additional disclosures related to acquired intangible assets are as follows:

                                                         March 29, 2003                         December 28, 2002
                                              ------------------------------------    --------------------------------------
                                                  Gross                                     Gross
      (Amounts in millions)                      Carrying           Accumulated            Carrying            Accumulated
                                                  Value             Amortization            Value              Amortization
                                              ----------------    -----------------    ------------------    ----------------
      Amortized intangible assets:
          Trademarks                               $  4.3           $    (.3)               $  3.9              $    (.3)
          Patents                                    29.7               (9.4)                 29.4                  (8.3)
                                                   ------           --------                ------              --------
          Total                                      34.0               (9.7)                 33.3                  (8.6)
      Unamortized intangible assets:
          Trademarks                                 41.8                  -                  41.0                     -
                                                   ------           --------                ------              --------
      Total intangible assets                      $ 75.8           $   (9.7)               $ 74.3              $   (8.6)
                                                   ======           ========                ======              ========

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The weighted-average amortization period is 35 years for trademarks and 16 years for patents. The weighted-average amortization period for trademarks and patents on a combined basis is 19 years.

     Amortization expense for the three months ended March 29, 2003, and March 30, 2002, was $.5 million and $.6 million. Total estimated annual amortization expense expected for each of the next five fiscal years, based on current levels of other intangible assets, is $1.6 million.

     Goodwill was $375.7 million and $366.4 million at March 29, 2003, and December 28, 2002, reflecting currency translation impacts.

5. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 nullifies EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of the entity's commitment to an exit plan. This statement is effective for exit and disposal activities that are initiated after December 28, 2002. Snap-on adopted SFAS No. 146 at the beginning of its 2003 fiscal year.

     Snap-on recorded restructuring charges of $2.5 million in the first quarter of 2003, including $2.4 million for severance costs to effect consolidation initiatives and management realignment actions and $.1 million for facility consolidation or closure costs. These restructuring charges are included in "Cost of goods sold" ($1.8 million) and "Operating expenses" ($.7 million) on the accompanying Consolidated Statements of Earnings. The restructuring reserve usage of $2.8 million for the first quarter ended March 29, 2003, was for severance payments related to the separation of 183 employees. During the first quarter of 2003, Snap-on completed its restructuring actions initiated in the fourth quarter of 2002 and Snap-on anticipates that the remaining cash severance payments related to the fourth-quarter 2002 actions will be made in the second quarter of 2003.

     The composition of Snap-on's restructuring charge activity for the first quarter ended March 29, 2003, was as follows:


                                        Balance at                                      Balance at
(Amounts in millions)                December 28, 2002    Additions        Usage      March 29, 2003
------------------------------------------------------------------------------------------------------
Severance costs                           $ 2.9             $ 2.4          $(2.8)          $ 2.5
Facility consolidation or
closure costs                                 -                .1              -              .1
------------------------------------------------------------------------------------------------------
Total                                     $ 2.9             $ 2.5          $(2.8)          $ 2.6
                                          =====             =====          =====           =====

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     Snap-on has funded and expects to continue to fund the remaining cash requirements of its restructuring activities with cash flows from operations and borrowings under its existing credit facilities. The specific restructuring measures and estimated costs were based on management's best business judgment under prevailing circumstances. If future events warrant changes to the reserve, such adjustments will be reflected as either "Cost of goods sold" or "Operating expenses," as appropriate, in the applicable Consolidated Statements of Earnings.

6. SOC is an unconsolidated 50%-owned joint venture between Snap-on and The CIT Group, Inc. ("CIT"). SOC was formed as a limited liability company with member contributions totaling $2.0 million, and commenced operations on January 3, 1999. As of March 29, 2003, Snap-on's equity investment in SOC totaled approximately $3.9 million. SOC provides a broad range of financial services to Snap-on's U.S. dealer and customer network and to Snap-on's industrial and other customers. Snap-on also provides financing internationally through its wholly owned credit subsidiaries, the results of which are included in Snap-on's Consolidated Financial Statements.

     Snap-on receives royalty and management fee income from SOC based on the volume of financings originated by SOC. Snap-on also shares with CIT ratably in any residual net profit or loss of the joint venture after operating expenses, including royalty and management fees, interest costs and credit loss provisions.

     SOC sells substantially all of its originated contracts (through asset-securitization transactions) on a limited recourse basis to CIT, net of certain fees. SOC continues to service these contracts for an estimated market rate-servicing fee.

     SOC establishes a reserve for all contract receivables sold to CIT, and SOC's credit losses on the sold contract receivables are limited to the extent of the reserve. SOC also establishes a prepayment reserve to cover amounts due to CIT as a result of early prepayments by customers on loans sold to CIT. Loan losses on the contract receivables retained by SOC were not material in any year.

     Snap-on has credit risk exposure for certain loans that SOC originates with recourse provisions against Snap-on. At March 29, 2003, and December 28, 2002, $29.4 million and $32.1 million of loans, with terms ranging from six months to ten years, originated by SOC have a primary recourse provision to Snap-on if the loans become more than 90 days past due. During the first quarter of 2003, $.4 million of such loans were purchased by Snap-on.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The recognition and measurement provisions of FIN No. 45 became effective for guarantees issued or modified by Snap-on after December 28, 2002. During the first quarter of 2003, $4.9 million of loans with recourse provision to Snap-on were originated by SOC. The maximum potential amount of future payments that Snap-on could be required to make under the guarantee provisions for these loans as of March 29, 2003, is $4.9 million. The asset value of the collateral underlying the recourse loans issued in 2003 that would serve to mitigate Snap-on's loss in the event of default was approximately $3.0 million as of March 29, 2003. Snap-on has established a reserve for the estimated fair market value of the guarantee of loans originated with recourse in the first quarter of 2003.

     SOC maintains a $25 million bank line of credit for working capital purposes, of which Snap-on is a 60% guarantor and CIT is a 40% guarantor. Borrowings under this facility totaled $7.0 million and $11.0 million at March 29, 2003 and December 28, 2002. SOC's bank line of credit has an expiration date of May 31, 2003. To date, there have been no draws upon this guarantee.

     The maximum exposure to Snap-on as of March 29, 2003, and December 28, 2002, related to SOC was the $3.9 million and $2.7 million equity investment plus the guarantee on SOC's line of credit and the recourse obligations on customer financings discussed above.

     Summarized financial information of SOC as of March 31, 2003, and December 31, 2002, and for the quarters ended March 31, 2003, and March 31, 2002, is as follows:

                                                      March 31,     December 31,
                                                        2003            2002
                                                        ----            ----

          (Amounts in millions)
          Cash and cash equivalents                     $ 3.7          $ 5.4
          Receivables, net of allowances                 12.3           13.4
          Servicing receivable                            7.7            7.6
          Due from members                               11.0           10.9
          Other assets                                    7.7            8.0
                                                        -----          -----
                                                        $42.4          $45.3
                                                        =====          =====

          Payable to members                            $11.2          $12.4
          Reserves for contract receivables sold          8.9            8.3
          Other accrued liabilities                       8.0            8.6
          Short-term borrowings                           7.0           11.0
          Members' equity                                 7.3            5.0
                                                        -----          -----
                                                        $42.4          $45.3
                                                        =====          =====

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                              Three Months Ended
                                              ------------------
                                                   March 31,
                                                   ---------
        (Amounts in millions)
        Revenues:                               2003         2002
                                                ----         ----
        Gain on sale of contract
           receivables sold                    $15.9        $13.3
        Servicing fee income                     2.4          2.3
        Other income                              .1           .1
                                               -----        -----
          Total revenues                        18.4         15.7

        Expenses:
        Royalty fees                             5.9          5.4
        Salaries and benefits                    4.1          3.8
        Management fees                          2.9          2.7
        Other                                    3.1          3.1
                                               -----        -----
          Total expenses                        16.0         15.0
                                               -----        -----
        Net income                             $ 2.4        $  .7
                                               =====        =====

7. Notes payable and long-term debt of Snap-on at March 29, 2003, totaled $358.9 million, down $1.8 million from the $360.7 million reported at year-end 2002. Notes payable to banks under bank lines of credit totaled $21.1 million and $22.3 million at March 29, 2003 and December 28, 2002. At March 29, 2003 and December 28, 2002, Snap-on had commercial paper outstanding denominated in U.S. dollars of $25.0 million and Japanese yen with a U.S. dollar value of $7.9 million.

     At March 29, 2003, Snap-on had $408 million of multi-currency revolving credit facilities that serve to provide back-up liquidity for its commercial paper programs. These facilities include a $200 million, 364-day revolving credit facility with a one-year term-out option that terminates on August 8, 2003. The term-out option allows Snap-on to elect to borrow under the credit facility for an additional year after the termination date. These facilities also include a five-year, $208 million revolving credit facility that terminates on August 20, 2005. At the end of March 2003 and year-end 2002, Snap-on was in compliance with all covenants of the revolving credit facilities and there were no borrowings under either revolving credit facility. In addition, at March 29, 2003, Snap-on had an unused committed $20 million bank line of credit that expires on August 1, 2003.

8. Snap-on accounts for its hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No.
     138. These standards require that all derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or "Accumulated other comprehensive income (loss)," depending on the type of hedged transaction and whether the derivative is designated and effective as part of a hedged transaction. Gains or losses on derivative instruments reported in "Accumulated other comprehensive income (loss)" must be reclassified as

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period.

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

     At March 29, 2003, Snap-on had net outstanding foreign exchange forward contracts totaling $135.0 million comprised of buy contracts of $71.3 million in Swedish kronor and sell contracts of $94.5 million in euros, $56.5 million in British pounds, $26.2 million in Canadian dollars, $11.2 million in Singapore dollars, $4.9 million in Australian dollars, $3.6 million in Danish kronor, $3.4 million in Japanese yen, $3.3 million in Norwegian kronor, $2.8 million in Mexican pesos and $.1 million net buy contracts in other currencies. At December 28, 2002, Snap-on had net outstanding foreign exchange forward contracts totaling $161.9 million comprised of buy contracts of $52.5 million in Swedish kronor and sell contracts of $103.8 million in euros, $59.1 million in British pounds, $31.2 million in Canadian dollars, $7.5 million in Singapore dollars, $3.0 million in Danish kronor, $2.5 million in Australian dollars, $3.7 million in Mexican pesos and $3.6 million in other currencies.

     Snap-on classifies the majority of its forward exchange contracts as natural hedges and therefore these contracts are excluded from the assessment of effectiveness. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in "Other income (expense) - net" on the accompanying Consolidated Statements of Earnings. Those forward exchange contracts that qualify for hedge accounting treatment are accounted for as cash flow hedges where the effective portion of the changes in fair value of the derivative is recorded in "Accumulated other comprehensive income (loss)." When the hedged item is realized in income, the gain or loss included in "Accumulated other comprehensive income (loss)" is reclassified to income in the same financial statement caption as the hedged item. The ineffective portion of changes in fair value of the cash flow hedges are reported in earnings as foreign exchange gain or loss, which is included in

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     "Other income (expense) - net," and were not material for the three months ended March 29, 2003, and March 30, 2002.

     Non-Derivative Instruments Designated in Hedging Relationships: Snap-on uses non-U.S. dollar financing transactions as net investment hedges of long-term investments in the corresponding foreign currency. Hedges that meet the effectiveness requirements are accounted for under net investment hedging rules. The effective portion of the net investment hedge of a foreign operation is recorded in "Accumulated other comprehensive income
     (loss)" as a cumulative translation adjustment. When applicable, the ineffective portion of the net investment hedge is recorded in earnings as foreign exchange gain or loss, which is included in "Other income (expense)
     - net". These ineffective portions were not material for the three months ended March 29, 2003, and March 30, 2002. At March 29, 2003, net losses of $.1 million arising from effective hedges of net investments have been reflected in the cumulative translation adjustment account as a component of "Accumulated other comprehensive income (loss)."

     Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are accrued and recognized as adjustments to interest expense. For fair value hedges the effective portion of the change in fair value of the derivative is recorded in "Long-term debt," while any ineffective portion is recorded as an adjustment to interest expense. For cash flow hedges the effective portion of the change in fair value of the derivative is recorded in "Accumulated other comprehensive income (loss)," while any ineffective portion is recorded as an adjustment to interest expense. The notional amount of interest rate swaps was $50.0 million at March 29, 2003 and December 28, 2002, and included $25.0 million of fair value hedges and $25.0 million of cash flow hedges.

     For all cash flow hedges qualifying for hedge accounting under SFAS No. 133, the net accumulated derivative loss at March 29, 2003, was $4.1 million, after tax, and is reflected in "Accumulated other comprehensive income (loss)." Changes in the fair value of derivative financial instruments qualifying for hedge accounting under SFAS No. 133, are reflected as derivative assets or liabilities with the corresponding gains or losses reflected in earnings in the period of change. An offsetting gain or loss is also reflected in earnings based upon the changes of the fair value of the debt instrument being hedged. For all fair value hedges qualifying for hedge accounting under SFAS No. 133, the net accumulated derivative gain at March 29, 2003, was $3.4 million. At March 29, 2003, the maximum maturity date of any cash flow hedge and fair value hedge was approximately 2 years and 8 years, respectively. During the next 12 months, Snap-on expects to reclassify into earnings net losses from "Accumulated other comprehensive income (loss)" of approximately $1.6 million after tax at the time the underlying hedged transactions are realized.

     During the first quarter ended March 29, 2003, cash flow hedge and fair value hedge ineffectiveness was not material.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Snap-on has stock option plans for directors, officers and key employees, with expiration dates on the options ranging from 2003 to 2013 and vesting periods ranging from immediate to three years. The plans provide that options be granted at exercise prices equal to market value on the date the option is granted.

     Snap-on accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with the provisions of APB Opinion No. 25, no compensation expense was recorded for stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the measurement date. For restricted stock and stock appreciation rights awards, Snap-on recorded compensation expense in the respective periods as appropriate.

     Snap-on adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," as of December 28, 2002. The following table illustrates the effect on net earnings and earnings per share as if Snap-on had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation using the Black-Scholes option-pricing model.

                                                                     Three Months Ended
                                                                   ----------------------
                                                                   March 29,    March 30,
      (Amounts in millions except per share data)                    2003          2002
                                                                   ---------    ---------
      Net earnings, as reported                                     $21.4         $24.5
      Add: Stock-based employee compensation expense
           included in reported net income,
           net of related tax effects                                  .6            .5

      Deduct: Total stock-based employee compensation
              expense determined under fair value based method
              for all awards, net of related tax effects             (1.8)         (1.9)
                                                                    -----         -----

      Pro forma net earnings                                        $20.2         $23.1
                                                                    =====         =====
      Net earnings per share - basic:
        As reported                                                 $ .37         $ .42
        Pro forma                                                     .35           .40
      Net earnings per share - diluted:
        As reported                                                   .37           .42
        Pro forma                                                     .35           .39

     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Basic earnings per share calculations were computed by dividing net earnings by the corresponding weighted-average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Snap-on had dilutive shares as of March 29, 2003, and March 30, 2002, of 58,742 shares and 687,534 shares, respectively. Options to purchase 5,851,169 shares and 1,615,774 shares of Snap-on common stock at March 29, 2003, and March 30, 2002, were not included in the computation of diluted earnings per share as the exercise prices of the options was greater than the average market price of the common stock for the respective period and the effect on earnings per share would be anti-dilutive.

11. Total comprehensive income for the three-months ended March 29, 2003, and March 30, 2002, was as follows:

                                                   Three Months Ended
                                                   ------------------
                                               March 29,        March 30,
      (Amounts in millions)                      2003             2002
                                               ---------        ---------

      Net earnings                             $  21.4           $  24.5
      Foreign currency translation                23.1              (7.1)
      Change in fair value of derivative
        instruments, net of tax                    (.7)              2.1
                                               -------           -------
      Total comprehensive income               $  43.8           $  19.5
                                               =======           =======

12. Snap-on has various corporate and government customers worldwide that purchase Snap-on products pursuant to multi-year contracts. These contracts can include a variety of terms and are periodically subject to audit by the customers for compliance. Snap-on currently has two contracts being audited by government auditors. Snap-on is also involved in various other legal matters that are being defended and handled in the ordinary course of business. Snap-on maintains accruals for such costs that it expects to incur with regard to these matters. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on Snap-on's financial statements.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its reserve requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience. The following is an analysis of Snap-on's product warranty reserve for the first three months of 2003 and 2002:

                                              March 29,        March 30,
      (Amounts in millions)                     2003              2002
                                              ---------        ---------
      Warranty reserve:
      Beginning of year                        $ 11.6           $  8.2
      Additions                                   2.8              3.5
      Usage                                      (2.9)            (3.1)
                                               ------           ------
      End of period                            $ 11.5           $  8.6
                                               ======           ======

13. Snap-on's business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on's reportable business segments include the following:
     (i) the Snap-on Dealer Group; (ii) the Commercial and Industrial Group; and
     (iii) the Diagnostics and Information Group. The Snap-on Dealer Group consists of Snap-on's business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle-service information, business management systems, equipment repair services and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace.

     Snap-on evaluates the performance of its operating segments based on segment net sales and operating earnings. Segment net sales are defined as total net sales, including both net sales to external customers and intersegment sales. Segment operating earnings are defined as net sales less cost of goods sold and operating expenses, including applicable restructuring and other non-recurring charges. Snap-on began allocating restructuring and other non-recurring charges to its reportable segments in fiscal 2003. Prior to fiscal 2003, Snap-on did not allocate such charges to the reportable segments. As a result, all prior-year segment information presented herein has been restated to conform to the 2003 presentation. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Snap-on allocates shared services expenses to those segments that utilize the services based on a percentage of either cost of goods sold or segment net sales, as appropriate.

     Neither Snap-on nor any of its segments depends on any single customer, small group of customers or government for more than 10% of its sales.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Financial data by segment was as follows:

                                                       Three Months Ended
                                                       ------------------
                                                   March 29,         March 30,
      (Amounts in millions)                          2003              2002
                                                   ---------         ---------

      Net sales to external customers:
      Snap-on Dealer Group                         $   259.2         $   256.5
      Commercial and Industrial Group                  243.4             214.9
      Diagnostics and Information Group                 40.5              38.6
                                                   ---------         ---------
      Total net sales to external customers        $   543.1         $   510.0
                                                   =========         =========

      Intersegment sales:
      Snap-on Dealer Group                         $     5.7         $     3.8
      Commercial and Industrial Group                   29.3              29.9
      Diagnostics and Information Group                 35.9              42.7
                                                   ---------         ---------
      Total intersegment sales                     $    70.9         $    76.4
                                                   =========         =========

      Total net sales:
      Snap-on Dealer Group                         $   264.9         $   260.3
      Commercial and Industrial Group                  272.7             244.8
      Diagnostics and Information Group                 76.4              81.3
                                                   ---------         ---------
      Segment net sales                                614.0             586.4
      Intersegment eliminations                        (70.9)            (76.4)
                                                   ---------         ---------
      Total consolidated net sales                 $   543.1         $   510.0
                                                   =========         =========

      Operating earnings:
      Snap-on Dealer Group                         $    23.6         $    26.4
      Commercial and Industrial Group                    6.1               6.6
      Diagnostics and Information Group                  2.8               1.4
                                                   ---------         ---------
      Segment operating earnings                        32.5              34.4
      Net finance income                                10.5               7.3
                                                   ---------         ---------
      Operating earnings                                43.0              41.7
      Interest expense                                  (6.4)             (7.8)
      Other income (expense) - net                      (3.7)              (.1)
                                                   ---------         ---------
      Earnings before income taxes                 $    32.9         $    33.8
                                                   =========         =========

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                           As of
                                                 -----------------------------
                                                 March 29,        December 28,
      (Amounts in millions)                        2003               2002
                                                 ---------        ------------

      Assets:
      Snap-on Dealer Group                        $  738.6          $  759.7
      Commercial and Industrial Group              1,043.1           1,010.7
      Diagnostics and Information Group              205.2             198.5
                                                  --------          --------
      Total from reportable segments               1,986.9           1,968.9
      Financial Services                             104.4              82.5
      Elimination of intersegment receivables        (67.8)            (57.3)
                                                  --------          --------
      Total assets                                $2,023.5          $1,994.1
                                                  ========          ========

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated
------------

Net sales were $543.1 million in the first quarter of 2003, up $33.1 million, or 6.5%, from the $510.0 million in the prior-year period. Of the year-over-year increase, $28.6 million, or 5.6%, was from the favorable impact of currency translation. Absent currency translation impacts, sales increased $4.5 million, or 0.9%, year over year. Sales increases in the worldwide dealer, equipment and facilitation businesses, as well as contributions from favorable net pricing, new product introductions and acquisitions, were largely offset by declines in the sales of industrial tools worldwide and big-ticket diagnostics equipment.

Net earnings were $21.4 million, or $.37 per diluted share, for the first quarter of 2003, as compared with net earnings of $24.5 million, or $.42 per diluted share, for the first quarter of 2003. Net earnings in the first quarter of 2002 included a net gain of $2.8 million, or $.05 per diluted share, for the cumulative effect of an accounting change associated with Snap-on's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Snap-on adopted SFAS No. 142 on December 30, 2001, which was the beginning of Snap-on's 2002 fiscal year. Net earnings, before the cumulative effect of the change in accounting principle in 2002, were $21.7 million, or $.37 per diluted share.

Operating results for the first quarter of 2003 included expenses of $2.5 million for continuous improvement initiatives, including severance and other costs associated with consolidation and realignment actions at certain manufacturing and other facilities. Snap-on also incurred higher year-over-year pension, other retirement and insurance costs of approximately $5.0 million in the first quarter of 2003. Partially offsetting these expense increases was $3.2 million in higher year-over-year net finance income, primarily as a result of higher credit originations and continued favorable interest rates. Earnings in the first quarter of 2002 included restructuring-related charges of $3.0 million related to the 2002 resignation of Snap-on's former chief financial officer and $.4 million for employee and equipment relocation costs to finalize the company's fiscal 2001 restructuring initiatives. These costs did not qualify for restructuring accrual treatment and were expensed as incurred, and are included in "Operating expenses" on the accompanying Consolidated Statements of Earnings. In the first quarter of 2002, Snap-on also incurred a $2.6 million write-down of a receivable related to the closure of auto service centers associated with a major retailer's bankruptcy.

Gross profit for the first quarter of 2003 was $245.4 million, up $9.7 million, or 4.1%, from $235.7 million in the prior-year period. Gross profit in the first quarter of 2003 benefited from favorable net currency impacts of $9.7 million and savings from Snap-on's restructuring and Operational Fitness activities of $4.2 million. These benefits were partially offset by higher costs for continuous improvement initiatives of $1.8 million and higher pension, other retirement and insurance costs of $.8 million. In addition, benefits from the success of new product introductions and favorable net pricing were offset by the impacts of unfavorable sales mix, lower production volumes associated with improving

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

inventory turns in a slow sales environment and general cost increases. As a percentage of sales, gross profit margin was 45.2% in the first quarter of 2003, versus 46.2% in the first quarter of 2002.

Operating expenses for the first quarter of 2003 were $212.9 million, or 39.2% of sales, as compared to $201.3 million, or 39.5% of sales, in the prior-year period. The $11.6 million increase in year-over-year operating expenses primarily includes unfavorable currency translation impacts of $8.8 million, higher pension, other retirement and insurance costs of $4.2 million, general and acquisition-related cost increases of $4.6 million, higher allowances for bad debts of $2.7 million, increased costs of $1.6 million for the "More Feet on the Street" dealer expansion and enhancement initiative, costs for continuous improvement initiatives of $.7 million, and higher new product development spending of $.5 million. These year-over-year increases were partially offset by savings of $4.8 million from Snap-on's restructuring and Operational Fitness activities. The year-over-year operating expense comparison benefited from the absence of $6.0 million in costs incurred in the first quarter of 2002 that included $3.0 million related to the 2002 resignation of Snap-on's former chief financial officer, $2.6 million for the write-down of a receivable related to the closure of auto service centers associated with a major retailer's bankruptcy, and $.4 million for employee and equipment relocation transition costs to finalize the company's fiscal 2001 restructuring actions.

Segment Results
---------------

Snap-on's business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on's business segments include: (i) the Snap-on Dealer Group,
(ii) the Commercial and Industrial Group, and (iii) the Diagnostics and Information Group. The Snap-on Dealer Group consists of Snap-on's business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems, equipment repair services and other solutions for customers in the worldwide vehicle service and repair marketplace.

Snap-on evaluates the performance of its operating segments based on segment net sales and operating earnings. Segment net sales are defined as total net sales, including both net sales to external customers and intersegment sales. Segment earnings are defined as segment net sales less cost of goods sold and operating expenses, including restructuring and other non-recurring charges as applicable. Snap-on began allocating restructuring and other non-recurring charges to its reportable segments in fiscal 2003. Prior to fiscal 2003, Snap-on did not allocate such charges to the reportable segments. As a result, all prior-year segment information presented herein has been restated to conform to the 2003 presentation. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Snap-on allocates shared services expenses to those segments that utilize the services based on a percentage of either cost of goods sold or segment net sales, as appropriate.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following discussion focuses on Snap-on's net sales and operating earnings by reportable segment.


                                                     Three Months Ended
                                            ------------------------------------
                                                March 29,           March 30,
(Amounts in millions)                             2003                 2002
                                            -----------------     --------------
Total net sales:
Snap-on Dealer Group                             $264.9               $260.3
Commercial and Industrial Group                   272.7                244.8
Diagnostics and Information Group                  76.4                 81.3
                                                 ------               ------
Segment net sales                                 614.0                586.4
Intersegment eliminations                         (70.9)               (76.4)
                                                 ------               ------
Total consolidated net sales                     $543.1               $510.0
                                                 ======               ======

Operating earnings:
Snap-on Dealer Group                             $ 23.6               $ 26.4
Commercial and Industrial Group                     6.1                  6.6
Diagnostics and Information Group                   2.8                  1.4
                                                 ------               ------
Segment operating earnings                         32.5                 34.4
Net finance income                                 10.5                  7.3
                                                 ------               ------
Operating earnings                                 43.0                 41.7
Interest expense                                   (6.4)                (7.8)
Other income (expense) - net                       (3.7)                 (.1)
                                                 ------               ------
Earnings before income taxes                     $ 32.9               $ 33.8
                                                 ======               ======



Snap-on Dealer Group

In the worldwide Snap-on Dealer Group, segment net sales for the first quarter of 2003 were $264.9 million, up $4.6 million, or 1.8%, from $260.3 million in the comparable prior-year period. Excluding currency translation impacts, segment net sales increased $3.3 million, or 1.3%, year over year in the first quarter, reflecting sales gains by dealers to end-user customers, including increases in sales of tools, tool storage and handheld diagnostics, as well as the negative impact on sales from improving inventory turns within the dealer network. The resulting leaner inventory position of dealers reflects Snap-on's continued focus on the More Feet on the Street dealer expansion and enhancement initiative. Snap-on successfully achieved its 10% goal for expanding the number of U.S. dealers by the end of 2002, and Snap-on expects the U.S. dealer network to continue to grow at a rate of 2% - 4% annually. The More Feet on the Street initiative provides new opportunities for increased service and marketplace coverage through net additions of dealers and provides a means of enhancement for successful existing Snap-on dealers through second vans and second franchises. In the international markets, sales growth was achieved in the U.K., Australia and Canada.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In 2002, Snap-on began focusing its dealers on the importance of better working capital management, including improving inventory turns and tightening of credit terms. Sales to end-user customers showed steady growth in 2002 and the first quarter of 2003, although sales of Snap-on product to dealers were lower as dealers actively worked to reduce their inventory levels. The improved working capital position of its dealers reflects Snap-on's continued focus on enhancing the business proposition for, and the strength of, its dealers under the More Feet on the Street initiative. End-market demand for tools and tool storage products remained strong as sell-through by the dealers was up slightly when compared with the first quarter of 2002, despite the negative effect of severe winter weather in certain parts of the United States that hindered dealers' sales activity when compared with the prior year.

Segment earnings for the Dealer Group for the first quarter of 2003 were $23.6 million, down from $26.4 million in the first quarter of 2002, as benefits from productivity savings and tighter control on discretionary spending of $1.2 million were more than offset by higher year-over-year costs incurred for continuous improvement initiatives of $.4 million, higher bad debt reserves of $1.6 million, and $1.7 million for continued investment in the More Feet on the Street program. The year-over-year increase in costs incurred related to the More Feet on the Street program includes higher dealer turnover costs to remove low-performing dealers, as well as higher costs for new dealer training, recruiting and other dealer expansion costs. In addition, benefits from the success of new product introductions and favorable net pricing in the first quarter of 2003 were offset by the impacts of lower production volumes associated with improving inventory turns in a slow sales environment, general cost increases and increased pension, other retirement and insurance costs. As a percentage of segment net sales, segment earnings were 8.9% in the first quarter of 2003, as compared to 10.1% in the comparable prior-year period.

Commercial and Industrial Group

In the Commercial and Industrial Group, segment net sales for the first quarter of 2003 increased to $272.7 million, up $27.9 million, or 11.4%, over the prior-year period of $244.8 million, primarily due to currency translation. Excluding currency translation benefits, year-over-year sales were up $1.7 million, or 0.7%, largely due to growth in the company's facilitation business for new vehicle dealerships and higher sales worldwide of equipment for the vehicle-service marketplace, reflecting the success of new products in the wheel balancer, tire changer and wheel alignment lines over the past three years. This growth was partially offset by sales declines in the industrial tools marketplace, principally in North America, reflecting the continued adverse impact of weak economic conditions in such sectors as aerospace and aviation, general manufacturing and capital goods.

Segment earnings for the Commercial and Industrial Group for the first quarter of 2003 were $6.1 million, down from the $6.6 million reported in the first quarter of 2002. Savings of $6.5 million from Snap-on's fiscal 2002 restructuring and Operational Fitness activities, along with lower year-over-year restructuring-related costs of $1.3 million, were offset by increases in pension, other retirement and insurance costs of $1.9 million, general cost increases of $1.6 million, increased bad debt reserves of $1.0 million, and lower manufacturing cost absorption of $.6 million. Unfavorable sales mix also adversely impacted year-over-year segment earnings by approximately $3.0 million, as the unfavorable earnings effect from lower sales of high-margin industrial tools was not offset by the sales increases in lower-margin operations. As a

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

percentage of segment net sales, segment earnings were 2.2% in the first quarter of 2003, as compared to 2.7% in the comparable prior-year period.

Diagnostics and Information Group

In the Diagnostics and Information Group, segment net sales for the first quarter of 2003 were $76.4 million, down $4.9 million, or 6.0%, as compared to $81.3 million in the first quarter of 2002. Excluding favorable currency impacts of $2.8 million, year-over-year segment net sales were down $7.7 million, or 9.3%. The year-over-year sales decline is principally attributable to a decline in intersegment sales. Increased sales of information and handheld diagnostics products were offset by lower sales of big-ticket diagnostics equipment, both in direct sales to national accounts and in intersegment sales of products sold through the Dealer Group's technical representatives ("tech rep") organization.

Segment earnings for the Diagnostics and Information Group for the first quarter of 2003 were $2.8 million, as compared to $1.4 million in the first quarter of last year. As a percentage of net segment sales, operating margin in the Diagnostics and Information Group improved from 1.7% in the first quarter of 2002 to 3.7% in the first quarter of 2003. The increase in both year-over-year segment earnings and operating margin reflects benefits of $1.3 million from productivity improvements and cost savings realized from restructuring and ongoing cost-reduction efforts, including the completion of the realignment of production capabilities in certain European equipment lines and contributions of $1.1 million from favorable net pricing and new product sales. In addition, segment earnings for the first quarter of 2003 reflect lower bad debt expense due to the absence of the $2.6 million write-down of a receivable in the first quarter of 2002 related to the closure of auto service centers associated with a major retailer's bankruptcy. These year-over-year increases in operating earnings were partially offset by the margin impact of the lower sales volumes and lower manufacturing cost absorption of $3.3 million, and higher costs for pension and other retirement costs of $.4 million.

Other
-----

Net finance income was $10.5 million in the first quarter of 2003, up $3.2 million from $7.3 million in the prior-year period. Higher year-over-year credit originations of 7.5%, primarily related to the U.S. dealer business, as well as improved interest-rate spreads on originated loans, contributed to the increase.

Interest expense was $6.4 million in the first quarter of 2003, down $1.4 million from $7.8 million in the first quarter of 2002. The decline reflects the impact of both lower average interest rates and debt levels due to strong cash flow from operating activities.

Other income (expense)-net was an expense of $3.7 million for the first quarter of 2003, as compared to expense of $.1 million in the comparable prior-year period. This line item includes the impact of all non-operating items such as interest income, license fees, minority interests, hedging and exchange rate transaction gains and losses, and other miscellaneous non-operating items. Other expense increased $3.6 million in the first quarter of 2003 over the prior-year level largely reflecting $2.5 million of

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

foreign exchange losses and $.5 million for higher minority interest expense. Minority interest expense for the first quarter of 2003 was $.7 million, as compared to $.2 million for the first quarter of 2002.

Snap-on's effective income tax rate was 35.0% in the first quarter of 2003 and 36.0% in the first quarter of 2002.

Exit or Disposal Activities
---------------------------

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 nullifies EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of the entity's commitment to an exit plan. This statement is effective for exit and disposal activities that are initiated after December 28, 2002. Snap-on adopted SFAS No. 146 at the beginning of its 2003 fiscal year.

Snap-on recorded restructuring charges of $2.5 million in the first quarter of 2003, including $2.4 million for severance costs to effect consolidation initiatives and management realignment actions and $.1 million for facility consolidation or closure costs. These restructuring charges are included in "Cost of goods sold" ($1.8 million) and "Operating expenses" ($.7 million) on the accompanying Consolidated Statements of Earnings. The restructuring reserve usage of $2.8 million for the first quarter ended March 29, 2003, was for severance payments related to the separation of 183 employees. During the first quarter of 2003, Snap-on completed its restructuring actions initiated in the fourth quarter of 2002 and Snap-on anticipates that the remaining cash severance payments related to the fourth-quarter 2002 actions will be made in the second quarter of 2003.

The composition of Snap-on's restructuring charge activity for the first quarter ended March 29, 2003, was as follows:

                                       Balance at                                     Balance at
(Amounts in millions)               December 28, 2002   Additions       Usage       March 29, 2003
----------------------------------------------------------------------------------------------------
Severance costs                          $ 2.9            $ 2.4         $(2.8)          $ 2.5
Facility consolidation or
closure costs                                -               .1            -               .1
----------------------------------------------------------------------------------------------------
Total                                    $ 2.9            $ 2.5         $(2.8)          $ 2.6
                                         =====            =====         =====           =====

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Snap-on has funded and expects to continue to fund the remaining cash requirements of its restructuring activities with cash flows from operations and borrowings under its existing credit facilities. The specific restructuring measures and estimated costs were based on management's best business judgment under prevailing circumstances. If future events warrant changes to the reserve, such adjustments will be reflected as either "Cost of goods sold" or "Operating expenses," as appropriate, in the applicable Consolidated Statements of Earnings.


FINANCIAL CONDITION

Cash flow provided from operating activities was $18.6 million in the first quarter of 2003, including a $20.7 million benefit from a reduction in working investment (inventories plus accounts receivable less accounts payable). Cash flow from operating activities in the first quarter of 2003 included a pension plan contribution of $10 million. Snap-on currently expects that its remaining required minimum pension plan contribution for the balance of 2003 will be approximately $10 million. Snap-on also expects that its full-year 2003 pension expense will increase by approximately $17 million over 2002 levels. Cash flow from operating activities in 2002 was $5.4 million, including a $44.0 million payment ($27.9 million net of tax benefit) for the December 2001 resolution of an arbitration matter, partially offset by a reduction in working investment.

Total notes payable and long-term debt was $358.9 million at the end of the first quarter of 2003, as compared to $360.7 million at year-end 2002 and $488.2 million at the end of the first quarter of 2002. First-quarter 2003 total debt levels have decreased $129.3 million from the end of the first quarter of 2002, reflecting Snap-on's increased cash flow. Cash and cash equivalents were $15.4 million and $5.4 million at the end of the first quarters of 2003 and 2002, respectively.

The ratio of Snap-on's total net debt (defined as total debt less cash and cash equivalents) to total invested capital (defined as total net debt plus shareholders' equity) was 28.6% at the end of the first quarter of 2003, compared to 29.2% at year-end 2002 and 38.1% at the end of the first quarter of 2002. The improvement in this ratio reflects lower debt levels and increased shareholders' equity. This ratio may vary from time to time as the company issues commercial paper to fund seasonal working capital requirements and to the extent that the company uses debt to fund acquisitions. Snap-on expects that its total net debt to total capital ratio will target 30% - 35% in the long term, however, in the near term, this ratio is expected to remain below 30%. Total invested capital was $1,201.0 million, up $28.3 million from year-end 2002 and down $67.5 million from the end of the first quarter of 2002.

Borrowings under commercial paper programs totaled $32.9 million at both the end of the first quarter of 2003 and at year-end 2002. At March 29, 2003, Snap-on had $408 million of multi-currency revolving

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

credit facilities that provide back-up liquidity for its commercial paper programs. These facilities include a $200 million, 364-day revolving credit facility with a one-year term-out option that terminates on August 8, 2003. The term-out option allows Snap-on to elect to borrow under the credit facility for an additional year after the termination date. These facilities also include a five-year, $208 million revolving credit facility that terminates on August 20, 2005. As of March 29, 2003, and December 28, 2002, Snap-on was in compliance with all covenants of its revolving credit facilities and there were no borrowings under any revolving credit facility. The most restrictive financial covenant requires that Snap-on maintain a total debt to total capital (defined as total debt plus shareholders' equity) ratio that does not exceed 60%. The company's total debt to total capital ratio, computed as defined by the financial covenant, was 29.5% at March 29, 2003, and 30.3% at December 28, 2002. At March 29, 2003, Snap-on also had an unused committed $20 million bank line of credit that expires on August 1, 2003.

At March 29, 2003, Snap-on had cash and cash equivalents of $15.4 million and approximately $395 million of unused available debt capacity under the terms of its revolving credit facilities and committed bank line of credit.

Working investment as of March 29, 2003, was $748.9 million, down $6.3 million from the $755.2 million as of year-end 2002, despite an increase of $14.4 million from currency translation effects. The working investment measure is used by Snap-on in assessing management performance and effectiveness related to working capital.

Current accounts receivable-net at the end of the first quarter of 2003 was $561.0 million, up $4.8 million from year-end 2002 levels, including an increase of $9.6 million for currency translation effects. Excluding currency translation impacts, accounts receivable-current was down $4.8 million from year-end 2002 levels. Year over year, accounts receivable-current was down $27.3 million from the first quarter of 2002, primarily due to Snap-on's continued emphasis on reducing days sales outstanding. As of the end of the first quarter of 2003, days sales outstanding improved to 93 days from 104 days for the comparable prior-year period. Additionally, the allowance for doubtful accounts increased from $41.2 million at year-end 2002 to $44.7 million at the end of the first quarter of 2003.

Inventories totaled $368.2 million at the end of the 2003 first quarter, down $18.6 million from the end of the first quarter of 2002, and down $1.7 million (or $8.5 million, after excluding currency translation impacts) from year-end 2002 levels. The inventory decline in the first quarter, typically a period in which Snap-on has traditionally built inventories to support seasonal sales levels, reflects Snap-on's continued focus on improving working investment levels. Inventories accounted for using the first-in, first-out (FIFO) method approximated 65% of total inventories as of year-end 2002. All other inventories are generally accounted for using the last-in, first-out (LIFO) cost method. As a result of the lower inventory levels, the company's LIFO reserve declined from $95.8 million at December 28, 2002, to $94.7 million at March 29, 2003. As compared to the first quarter of 2002, inventory turns have improved from 2.7 turns to 3.1 turns.

Capital expenditures of $6.2 million in the first quarter of 2003 were down from the $13.9 million expended in the first quarter of 2002, reflecting tighter spending control in light of the continued weak economy. Investments primarily included new product-related, quality and cost reduction capital investments, as well as ongoing replacements of manufacturing and distribution facilities and equipment. Snap-on anticipates fiscal 2003 capital expenditures will be in the range of $45 million to $50 million, of which approximately two-thirds is expected to be used for investments relating to new products, quality enhancement or cost reduction. Capital expenditures in fiscal 2002 totaled $45.8 million.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. During the first quarter of 2003, Snap-on repurchased 150,000 shares of common stock for $3.8 million under its previously announced share repurchase programs. As of the end of the first quarter of 2003, Snap-on has remaining availability to repurchase up to an additional $138 million in common stock pursuant to the Board of Directors' authorizations. The purchase of Snap-on common stock is at the company's discretion, subject to prevailing financial and market conditions.

Snap-on has paid consecutive quarterly cash dividends since 1939. In the fourth quarter of 2002, the company's Board of Directors declared a $.01 per share increase in the company's quarterly dividend on its common stock. The new quarterly dividend of $.25 per share represents a 4.2% increase over the previous quarterly dividend of $.24 per share. Cash dividends paid totaled $14.3 million in the first quarter of 2003, as compared to $13.9 million in the first quarter of 2002.

Snap-on believes that its cash from operations, coupled with its sources of borrowings, are sufficient to support its anticipated requirements for working capital, capital expenditures and continuous improvement activities, acquisitions, common stock repurchases and dividend payments.

OTHER MATTERS

Accounting Pronouncements: In January 2003, the FASB issued interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements"), which becomes effective for Snap-on at the beginning of its 2003 third quarter. FIN No. 46 provides guidance regarding the identification of variable interest entities ("VIE") for which control is achieved through means other than through voting rights. FIN No. 46 provides guidance in determining if a business enterprise is the primary beneficiary of a VIE and whether or not that business enterprise should consolidate the VIE for financial reporting purposes. FIN No. 46 applies to a VIE in which equity investors of the VIE, if any, do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the VIE to finance its activities independently. FIN No. 46 requires each enterprise involved with a special purpose entity to determine whether it provides financial support to the special purpose entity through a variable interest. Variable interests may arise from financial instruments, service contracts, minority ownership interests or other arrangements. If an entity holds a majority of the variable interest, or a significant variable interest that is considerably more than any other party's variable interest, then that entity would be the primary beneficiary and would be required to include the assets, liabilities and results of operations of the special purpose entity in its consolidated financial statements.

Snap-on has not completed its evaluation of FIN No. 46 and, as a result, has not concluded on the impact the adoption may have on the company's financial position or results of operations. If it is determined that Snap-on Credit LLC ("SOC"), a 50%-owned financial services joint venture that is accounted for using the equity method, qualifies as a VIE, then Snap-on may be required to include the assets and liabilities (or some portion thereof) of SOC in its consolidated financial statements

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

beginning in the third quarter of 2003. As of March 31, 2003, and December 31, 2002, SOC had total assets of $42.4 million and $45.3 million. For additional information, refer to Note 6.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CRITICAL ACCOUNTING POLICIES

Snap-on's disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the year ended December 28, 2002, have not materially changed since that report was filed.

OUTLOOK

During the second quarter, and throughout 2003, Snap-on will continue to emphasize the consistent and broad application of its Driven to Deliver(TM) business process and, in particular, the implementation of lean operating practices. Generating strong cash flow and further strengthening its balance sheet also remain key priorities for the year.

At the present time, Snap-on continues to expect steady demand by vehicle-service technicians. Snap-on believes that the concern regarding possible increases in oil and gasoline prices has receded at the end of the first quarter, but there is still little indication of a general economic improvement in the second quarter. Based on this broad economic outlook for the industrial and capital goods marketplace, and assuming (i) no significant change in oil and gasoline prices, (ii) the steady end-user demand in the dealer business, (iii) the continued introduction of successful new products, (iv) the positive effect of 53 weeks in the 2003 fiscal year, and (v) ongoing savings from its restructuring and Operational Fitness initiatives, Snap-on still expects to achieve higher sales and improved profitability in 2003 leading to an approximate 10% - 15% increase in earnings per share for the full year, consistent with its outlook announced at the beginning of 2003.

The full-year earnings expectation recognizes that Snap-on is incurring higher pension, other retirement and insurance costs, expects to continue to invest in new product development and incur costs to implement business and process improvements identified through the adoption of lean operating practices and other rationalization activities. This full-year earnings outlook also considers that Snap-on expects to continue to experience some further U.S. dealer inventory reductions in the second quarter. As a result, Snap-on expects a substantial part of its full-year earnings growth to occur in the second half of 2003.

Safe Harbor: Statements in this document that are not historical facts, including statements (i) that include the words "expects," "believes," "anticipates," or similar words that reference Snap-on or its management; (ii) specifically identified as forward-looking; or (iii) describing Snap-on's or management's future outlook, plans, estimates, objectives or goals, are forward-looking statements. Snap-on or its representatives may also make similar forward-looking statements from time to time orally or in writing. Snap-on cautions the reader that these statements are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement.

Those important factors include the validity of the assumptions and bases set forth above and the timing and progress with which Snap-on can continue to achieve savings from its cost reduction and other Operational Fitness initiatives; Snap-on's capability to retain and attract dealers and effectively implement new programs; its ability to capture new business; the success of new products and other

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Profitable Growth initiatives; Snap-on's ability to withstand external negative factors including terrorist disruptions on business; changes in trade, monetary and fiscal policies, regulatory reporting requirements, laws and regulations, or other activities of governments or their agencies, including military actions and such aftermath that might occur; Snap-on's ability to grow the U.S. dealer network; differences between the actual and estimated return on pension plan assets; and the absence of significant changes in inflation, the current competitive environment, energy supply or pricing, legal proceedings, supplier disruptions, currency fluctuations or the material worsening of economic and political situations around the world.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market, Credit and Economic Risks
---------------------------------

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. Snap-on is exposed to market risk from changes in both foreign currency exchange rates and interest rates. Snap-on monitors its exposure to these risks and attempts to manage the underlying economic exposures through the use of financial instruments such as forward exchange contracts and interest rate swap agreements. Snap-on does not use derivative instruments for speculative or trading purposes. Snap-on's broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole. Snap-on's management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks.

FOREIGN CURRENCY RISK MANAGEMENT: Snap-on has significant international operations. Foreign exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments in an attempt to protect the residual net anticipated exposures. For additional information, refer to Note 8.

INTEREST RATE RISK MANAGEMENT: Snap-on's interest rate risk management policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to better manage funding costs of the differing maturities and interest rate structures of Snap-on's assets and liabilities. For additional information, refer to Note 8.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at March 29, 2003, was $.9 million on interest rate-sensitive financial instruments and $.8 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

CREDIT RISK: Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower's ability to repay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate. In addition to credit risk exposure from its on-balance-sheet receivables, Snap-on also has credit risk exposure for certain loan originations with recourse provisions from SOC, a 50%-owned financial services joint venture, that is accounted for using the equity method. At March 29, 2003, $29.4 million of loans originated by SOC have a recourse provision to Snap-on if the loans become more than 90 days past due. For additional information on SOC, refer to
Note 6.

ECONOMIC RISK: Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. Snap-on continually monitors its exposure in these markets. Snap-on's Commercial and Industrial Group includes a Bahco Group AB ("Bahco") hand-tool manufacturing facility in Argentina with net assets of approximately $8.9 million as of March 29, 2003. Due to economic instability in Argentina, Snap-on resized its operations there in 2001. The Bahco Argentina facility continues to produce sockets and wrenches for both the domestic and export markets, including Latin America and Europe, and export sales are generally invoiced in U.S. dollars. Snap-on will continue to assess Argentina's economic situation to determine if any future actions or impairment write-downs are warranted.

As a result of the above market, credit and economic risks, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. Inflation has not had a significant impact on the company.

Item 4:  Controls and Procedures
--------------------------------

(a) Evaluation of Disclosure Controls and Procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of Snap-on's management, including its President and Chief Executive Officer and its Senior Vice President - Finance and Chief Financial Officer, of the effectiveness of the design and operation of Snap-on's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Senior Vice President - Finance and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to Snap-on, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in Internal Controls. There were not any significant changes in Snap-on's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Item 6(a):  Exhibits
--------------------

Exhibit 10(a) Snap-on Incorporated Deferred Compensation Plan (as amended through January 23, 2003)

Exhibit 10(b)  Snap-on Incorporated 2002 Executive Management Incentive Program

Exhibit 10(c)  Snap-on Incorporated 2003 Executive Qualitative Incentive Program

Exhibit 10(d) Form of Share and Performance Award Agreement and Form of Deferred Share and Performance Award Agreement between the company and each of Dale F. Elliott, Martin M. Ellen, Michael F. Montemurro, Nicholas T. Pinchuk, Alan T. Biland, Jeffrey N. Eggert, Susan F. Marrinan and Blaine A. Metzger

Exhibit 12     Computation of Ratio of Earnings to Fixed Charges

Exhibit 99.1   Certification of Chief Executive Officer Pursuant to 18
               U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies the issuer's Quarterly Report on Form 10-Q and is not filed as provided in SEC Release Nos. 33-8212, 34-47551 and IC-25967, dated March 21, 2003.

Exhibit 99.2   Certification of Principal Financial Officer Pursuant to
               18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies the issuer's Quarterly Report on Form 10-Q and is not filed as provided in SEC Release Nos. 33-8212, 34-47551 and IC-25967, dated March 21, 2003.

Item 6(b):  Reports on Form 8-K Filed During the Reporting Period
-----------------------------------------------------------------

During the first quarter of 2003, Snap-on reported on Form 8-K the following:

Date Filed                     Date of Report            Item
----------                     --------------            ----
January 22, 2003               January 22, 2003          Snap-on filed a press release entitled "Snap-on Reports
                                                         Fourth-quarter EPS of $0.56 and Full-year 2002 EPS of $1.81;
                                                         Strong 2002 Cash Flow Benefits from Operational Fitness
                                                         Initiatives; 10% - 15% Earnings Growth Expected for 2003."



March 5, 2003                  March 5, 2003             Snap-on filed its Annual Report on Form 10-K for the year
                                                         ended December 28, 2002, and furnished copies, pursuant to
                                                         Item 9 of Form 8-K, of the certifications required pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley
                                                         Act of 2002) for Snap-on's Annual Report on Form 10-K for
                                                         the year ended December 28, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized person.





                              SNAP-ON INCORPORATED




Date: May 9, 2003                  /s/ Martin M. Ellen
     ----------------              ---------------------------------------------
                                   Martin M. Ellen, Principal Financial Officer,
                                   Chief Financial Officer,
                                   Senior Vice President - Finance

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ Dale F. Elliott
---------------------------
Dale F. Elliott
Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ Martin M. Ellen
---------------------------
Martin M. Ellen
Principal Financial Officer

                                  EXHIBIT INDEX

    Exhibit No.        Exhibit

      10(a) Snap-on Incorporated Deferred Compensation Plan (as amended through January 23, 2003)

      10(b)       Snap-on Incorporated 2002 Executive Management Incentive
                  Program

      10(c)       Snap-on Incorporated 2003 Executive Qualitative Incentive
                  Program

      10(d) Form of Share and Performance Award Agreement and Form of Deferred Share and Performance Award Agreement between the company and each of Dale F. Elliott, Martin M. Ellen, Michael
                  F. Montemurro, Nicholas T. Pinchuk, Alan T. Biland, Jeffrey N. Eggert, Susan F. Marrinan and Blaine A. Metzger


      12          Computation of Ratio of Earnings to Fixed Charges

      99.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies the issuer's Quarterly Report on Form 10-Q and is not filed as provided in SEC Release Nos. 33-8212, 34-47551 and IC-25967, dated March 21, 2003.

      99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies the issuer's Quarterly Report on Form 10-Q and is not filed as provided in SEC Release Nos. 33-8212, 34-47551 and IC-25967, dated March 21, 2003.