Form 10-Q
period 2003-06-28
SNAP ON INC
filed 2003-08-07
CIK 91440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended June 28, 2003

     Commission File Number 1-7724

                  [GRAPHIC OMITTED] [SNAP-ON INCORPORATED LOGO]
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

           Class                           Outstanding at July 26, 2003
--------------------------                 ----------------------------
Common stock, $1 par value                      58,345,284 shares

                              SNAP-ON INCORPORATED

                                      INDEX

                                                                          Page
                                                                          ----

Part I.   Financial Information

               Consolidated Statements of Earnings -
               Three and Six Months Ended
               June 28, 2003, and June 29, 2002                            3

               Consolidated Balance Sheets -
               June 28, 2003, and December 28, 2002                        4-5

               Consolidated Statements of Cash Flows -
               Six Months Ended
               June 28, 2003, and June 29, 2002                            6

               Notes to Consolidated Financial Statements                  7-19

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations               20-33

               Quantitative and Qualitative Disclosures
               About Market Risk                                           34-35

               Controls and Procedures                                     35

Part II.  Other Information                                                36-37

                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in millions, except per share data)
                                   (Unaudited)

                                                                  Three Months Ended                   Six Months Ended
                                                                  ------------------                   -----------------
                                                              June 28,            June 29,        June 28,           June 29,
                                                                2003                2002            2003               2002
                                                              --------            --------        --------           --------

Net sales                                                     $  565.2            $  547.2        $1,108.3           $1,057.2
Cost of goods sold                                              (319.1)             (295.8)         (616.8)            (570.1)
                                                              --------            --------        --------           --------
Gross profit                                                     246.1               251.4           491.5              487.1

Operating expenses                                              (216.6)             (204.2)         (429.5)            (405.5)
Net finance income                                                11.2                 8.8            21.7               16.1
                                                              --------            --------        --------           --------
Operating earnings                                                40.7                56.0            83.7               97.7

Interest expense                                                  (6.0)               (7.5)          (12.4)             (15.3)
Other income (expense) - net                                       (.4)               (2.9)           (4.1)              (3.0)
                                                              --------            --------        --------           --------
Earnings before income taxes                                      34.3                45.6            67.2               79.4

Income taxes                                                     (12.0)              (16.4)          (23.5)             (28.5)
                                                              --------            --------        --------           --------
Earnings before cumulative effect of a change in
  accounting principle                                            22.3                29.2            43.7               50.9
Cumulative effect of a change in accounting
  principle, net of tax                                              -                   -               -                2.8
                                                              --------            --------        --------           --------
Net earnings                                                  $   22.3            $   29.2        $   43.7           $   53.7
                                                              ========            ========        ========           ========
Net earnings per share - basic and diluted:
Earnings before cumulative effect of a change in
  accounting principle                                        $    .38            $    .50        $    .75           $    .87
Cumulative effect of a change in accounting
  principle, net of tax                                              -                   -               -                .05
                                                              --------            --------        --------           --------
Net earnings per share                                        $    .38            $    .50        $    .75           $    .92
                                                              ========            ========        ========           ========
Weighted-average shares outstanding:
  Basic                                                           58.2                58.2            58.2               58.1
  Effect of dilutive options                                        .2                  .5              .1                 .5
                                                              --------            --------        --------           --------
  Diluted                                                         58.4                58.7            58.3               58.6
                                                              ========            ========        ========           ========

Dividends declared per common share                           $    .50            $    .48        $    .75           $    .72
                                                              ========            ========        ========           ========


                 See Notes to Consolidated Financial Statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in millions, except share data)


                                                              June 28,           December 28,
                                                                2003                2002
                                                           ------------          ------------
                                                            (unaudited)

ASSETS
    Current Assets
       Cash and cash equivalents                           $       22.8          $       18.4
       Accounts receivable - net of allowances                    580.1                 556.2
       Inventories
          Finished goods                                          340.1                 337.5
          Work in process                                          47.0                  42.0
          Raw materials                                            92.6                  86.2
          Excess of current cost over LIFO cost                   (94.6)                (95.8)
                                                           ------------          ------------
              Total inventory                                     385.1                 369.9
       Prepaid expenses and other assets                          127.9                 106.5
                                                           ------------          ------------
              Total current assets                              1,115.9               1,051.0

    Property and equipment
       Land                                                        25.6                  23.8
       Buildings and improvements                                 212.4                 202.9
       Machinery and equipment                                    572.3                 541.8
                                                           ------------          ------------
                                                                  810.3                 768.5
       Accumulated depreciation                                  (475.3)               (438.3)
                                                           ------------          ------------
              Property and equipment - net                        335.0                 330.2

    Deferred income tax benefits                                   65.0                  60.9
    Goodwill - net                                                397.6                 366.4
    Other intangibles - net                                        68.3                  65.7
    Other assets                                                  124.0                 119.9
                                                           ------------          ------------

              Total assets                                 $    2,105.8          $    1,994.1
                                                           ============          ============

                 See Notes to Consolidated Financial Statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in millions, except share data)


                                                              June 28,           December 28,
                                                                2003                2002
                                                           ------------          ------------
                                                            (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
       Accounts payable                                    $      176.6          $      170.9
       Notes payable and current maturities of
         long-term debt                                            31.9                  56.4
       Accrued compensation                                        44.5                  44.4
       Dealer deposits                                             39.6                  46.1
       Deferred subscription revenue                               29.6                  42.5
       Income taxes                                                43.5                  29.8
       Other accrued liabilities                                  205.1                 162.3
                                                           ------------          ------------
          Total current liabilities                               570.8                 552.4

    Long-term debt                                                305.0                 304.3
    Deferred income taxes                                          35.7                  33.6
    Retiree health care benefits                                   94.6                  94.0
    Pension liability                                             128.2                 136.6
    Other long-term liabilities                                    44.6                  42.8
                                                           ------------          ------------
          Total liabilities                                     1,178.9               1,163.7
                                                           ------------          ------------
SHAREHOLDERS' EQUITY
    Preferred stock - authorized 15,000,000 shares
      of $1 par value; none outstanding                               -                     -
    Common stock - authorized 250,000,000 shares
      of $1 par value; issued 66,929,316 and
      66,897,506 shares                                            66.9                  66.9
    Additional paid-in capital                                     80.3                  72.9
    Retained earnings                                           1,078.8               1,064.2
    Accumulated other comprehensive income (loss)                 (44.3)               (123.8)
    Grantor stock trust at fair market value - 5,127,900
      and 5,321,977 shares                                       (148.8)               (147.5)
    Treasury stock at cost - 3,474,764 and 3,326,462 shares      (106.0)               (102.3)
                                                           ------------          ------------
          Total shareholders' equity                              926.9                 830.4
                                                           ------------          ------------
          Total liabilities and shareholders' equity       $    2,105.8          $    1,994.1
                                                           ============          ============

                 See Notes to Consolidated Financial Statements.

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in millions)
                                   (Unaudited)


                                                                                        Six Months Ended
                                                                                   ---------------------------
                                                                                   June 28,           June 29,
                                                                                     2003               2002
                                                                                   --------           --------
OPERATING ACTIVITIES
    Net earnings                                                                   $   43.7           $   53.7
    Adjustments to reconcile net earnings to net cash
      provided (used) by operating activities:
       Cumulative effect of a change in accounting principle
         (net of tax) for goodwill                                                        -               (2.8)
       Depreciation                                                                    29.0               25.7
       Amortization of intangibles                                                       .9                 .8
       Deferred income tax provision (benefit)                                         (7.8)              22.9
       Gain on sale of assets                                                             -                (.3)
       Loss (gain) on mark to market for cash flow hedges                                .7                (.7)
    Changes in operating assets and liabilities, net of effects of acquisitions:
       (Increase) decrease in receivables                                              10.9                1.7
       (Increase) decrease in inventories                                               9.8              (25.3)
       (Increase) decrease in prepaid and other assets                                (29.4)             (30.0)
       Increase (decrease) in accounts payable                                         (2.6)              57.0
       Increase (decrease) in accruals and other liabilities                             .4              (40.3)
                                                                                   --------           --------
    Net cash provided by operating activities                                          55.6               62.4

INVESTING ACTIVITIES
    Capital expenditures                                                              (13.0)             (26.3)
    Acquisitions of businesses - net of cash acquired                                    .1                (.8)
    Disposal of property and equipment                                                  3.8                4.1
                                                                                   --------           --------
    Net cash used in investing activities                                              (9.1)             (23.0)

FINANCING ACTIVITIES
    Payment of long-term debt                                                           (.2)              (2.8)
    Increase in long-term debt                                                            -                2.2
    Net decrease in short-term borrowings                                             (23.8)             (22.6)
    Purchase of treasury stock                                                         (3.8)              (6.4)
    Proceeds from stock purchase and option plans                                       6.2               16.5
    Proceeds from termination of interest rate swap agreement                           5.1                  -
    Cash dividends paid                                                               (29.1)             (27.8)
                                                                                   --------           --------
    Net cash used in financing activities                                             (45.6)             (40.9)

Effect of exchange rate changes on cash                                                 3.5                1.0
                                                                                   --------           --------
Increase (decrease) in cash and cash equivalents                                        4.4                (.5)

Cash and cash equivalents at beginning of period                                       18.4                6.7
                                                                                   --------           --------
Cash and cash equivalents at end of period                                         $   22.8           $    6.2
                                                                                   ========           ========
Supplemental cash flow disclosures:
    Cash paid for interest                                                         $   12.4           $   15.3
    Cash paid (refunded) for income taxes                                          $    8.3           $   (3.9)

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

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments and adjustments related to restructuring and other non-recurring charges) necessary to a fair statement of financial condition and results of operations for the three and six months ended June 28, 2003, have been made. Management also believes that the results of operations for the three and six months ended June 28, 2003, are not necessarily indicative of the results to be expected for the full year. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

2. In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires issuers to classify as liabilities certain classes of freestanding financial instruments (instruments that are entered into separately from other instruments or transactions or are legally detachable and separately exercisable) that represent obligations of the issuer. SFAS No. 150 is effective for all public company freestanding financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150, which is effective for Snap-on on June 29, 2003, the beginning of its fiscal 2003 third quarter, will not have a material impact on the company's consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities," which is effective for Snap-on on June 29, 2003, the beginning of its fiscal 2003 third quarter. SFAS No. 149 is an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which clarifies accounting for certain derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. The adoption of SFAS No. 149 will not have a material impact on the company's consolidated financial statements. See Note 8 for additional information on Snap-on's derivative and hedging financial instruments.

     The FASB issued interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements") in January 2003, which is effective for Snap-on on June 29, 2003, the beginning of its fiscal 2003 third quarter. FIN No. 46 provides consolidation guidance regarding the identification of variable interest entities ("VIE") for which control is achieved through means other than through voting rights. FIN No. 46 provides guidance in determining if a business enterprise is the primary beneficiary of a VIE and whether or not that business enterprise should consolidate the VIE for financial reporting purposes. FIN No. 46 applies to a VIE in which equity investors of the VIE, if any, do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the VIE to finance its activities independently. FIN No. 46 requires each enterprise involved with a special purpose entity to determine whether it provides financial support to the special purpose entity through a variable interest. Variable interests may arise from financial instruments, service contracts, minority ownership interests or other arrangements. If an entity holds a majority of the variable interests, or a significant variable interest that is considerably more than any other

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     party's variable interest, then that entity would be the primary beneficiary and would be required to include the assets, liabilities and results of operations of the special purpose entity in its consolidated financial statements.

     In the second quarter of 2003, Snap-on completed its evaluation of FIN No. 46 and has concluded that Snap-on is not required to consolidate Snap-on Credit LLC ("SOC"), a 50%-owned financial services joint venture that is accounted for using the equity method. Refer to Note 6 for additional information regarding SOC.

3. Accounts receivable include trade accounts receivable, installment receivables and dealer financing. Current gross installment receivables amounted to $59.0 million and $49.5 million at June 28, 2003, and December 28, 2002, and include $10.0 million and $8.1 million of unearned finance charges. The components of Snap-on's current accounts receivable were as follows:

                                            June 28, 2003      December 28, 2002
                                            -------------      -----------------
       (Amounts in millions)
       Trade accounts receivable                 $545.7               $497.0
       Installment receivables                     49.0                 41.4
       Other accounts receivable                   34.9                 59.0
                                                 ------               ------
            Total                                 629.6                597.4
       Allowance for doubtful accounts            (49.5)               (41.2)
                                                 ------               ------
       Total accounts receivable - net           $580.1               $556.2
                                                 ======               ======

     The long-term portion of accounts receivable is classified in "Other assets" on the accompanying Consolidated Balance Sheets and is comprised of installment and dealer financing receivables with credit terms that are due beyond one year. Long-term gross installment receivables amounted to $49.7 million and $45.2 million at June 28, 2003, and December 28, 2002, and include $8.7 million and $7.9 million of unearned finance charges.

4. At the beginning of its 2002 fiscal year, Snap-on adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 applies to all goodwill and other intangible assets recognized by the company as of December 30, 2001. In accordance with SFAS No. 142, Snap-on recorded a cumulative effect of a change in accounting principle transition adjustment that increased net earnings in the first quarter of 2002 by $2.8 million, on both a pretax and after-tax basis, from the recognition of negative goodwill.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Additional disclosures related to acquired intangible assets were as follows:


                                                          June 28, 2003                          December 28, 2002
                                              -------------------------------------    --------------------------------------
                                               Gross Carrying       Accumulated         Gross Carrying         Accumulated
                                                   Value            Amortization            Value              Amortization
      (Amounts in millions)                   ----------------    -----------------    ------------------    ----------------
      Amortized intangible assets:
          Trademarks                               $  4.4             $  (.4)               $  3.9                $  (.3)
          Patents                                    30.8              (10.0)                 29.4                  (8.3)
                                                   ------             ------                ------                ------
          Total                                      35.2              (10.4)                 33.3                  (8.6)
      Unamortized intangible assets:
          Trademarks                                 43.5                  -                  41.0                     -
                                                   ------             ------                ------                ------
      Total intangible assets                      $ 78.7             $(10.4)               $ 74.3                $ (8.6)
                                                   ======             ======                ======                ======

     As of June 28, 2003, the weighted-average amortization period was 35 years for trademarks and 15 years for patents. The weighted-average amortization period for trademarks and patents on a combined basis was 17 years. As of December 28, 2002, the weighted-average amortization period was 34 years for trademarks and 16 years for patents. The weighted-average amortization period for trademarks and patents on a combined basis was 19 years.

     Amortization expense was $.4 million and $.9 million for the three and six months ended June 28, 2003, and $.2 million and $.8 million for the three and six months ended June 29, 2002. Total estimated annual amortization expense expected for each of the next five fiscal years, based on current levels of other intangible assets, is approximately $1.6 million.

     Goodwill was $397.6 million and $366.4 million at June 28, 2003, and December 28, 2002. The increase in goodwill as compared to the December 28, 2002, balance primarily reflects currency translation impacts.

5. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 nullifies EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of the entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 28, 2002. Snap-on adopted SFAS No. 146 at the beginning of its 2003 fiscal year.

     Snap-on recorded restructuring charges of $3.0 million and $5.5 million in the three and six months ended June 28, 2003, including $2.6 million and $5.0 million for severance costs to effect consolidation initiatives and management realignment actions, and $.4 million and $.5 million for

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     facility consolidation or closure costs. For the three and six months ended June 28, 2003, restructuring charges of $1.0 million and $2.8 million were included in "Cost of goods sold," and $2.0 million and $2.7 million were included in "Operating expenses" on the accompanying Consolidated Statements of Earnings. The restructuring reserve usage of $2.5 million for the quarter ended June 28, 2003, was primarily for severance payments related to the separation of 138 employees from previously announced actions. The restructuring reserve usage of $5.3 million for the six months ended June 28, 2003, was primarily for severance payments related to the separation of 302 employees. During the first quarter of 2003, Snap-on completed its restructuring actions initiated in the fourth quarter of 2002.

     The composition of Snap-on's restructuring charge activity for the quarter ended June 28, 2003, was as follows:


                                    Balance at                                  Balance at
                                     March 29,                                    June 28,
(Amounts in millions)                  2003            Additions      Usage         2003
---------------------               ----------         ---------      -----     ----------
Severance costs                        $ 2.5             $ 2.6        $(2.1)       $ 3.0
Facility consolidation or
  closure costs                           .1                .4          (.4)          .1
                                       -----             -----        -----        -----
Total                                  $ 2.6             $ 3.0        $(2.5)       $ 3.1
                                       =====             =====        =====        =====

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

6. SOC is an unconsolidated 50%-owned joint venture between Snap-on and The CIT Group, Inc. ("CIT"). SOC was formed as a limited liability company with member contributions totaling $2.0 million, and SOC commenced operations on January 3, 1999. As of June 28, 2003, Snap-on's equity investment in SOC totaled approximately $5.4 million. SOC provides a broad range of financial services to Snap-on's U.S. dealer and customer network and to Snap-on's industrial and other customers. Snap-on also provides financing internationally through its wholly owned credit subsidiaries, the results of which are included in Snap-on's Consolidated Financial Statements.

     Snap-on has credit risk exposure for certain loans that SOC originates with recourse provisions against Snap-on. At June 28, 2003, and December 28, 2002, $28.3 million and $32.1 million of these loans, with terms ranging from six months to ten years, have a primary recourse provision against Snap-on if the loans become more than 90 days past due. For the three and six months ended June 28, 2003, $.6 million and $1.0 million of such loans were purchased by Snap-on pursuant to the recourse provisions.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The maximum potential amount of future payments that Snap-on could be required to make to SOC under the recourse provisions as of June 28, 2003, is $28.3 million, including $7.7 million that was originated in fiscal 2003. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on's loss in the event of default. According to the provisions of FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," Snap-on established a liability for the estimated fair value of the guarantees for all fiscal-2003 loan originations with recourse. The remaining estimated fair value of the guarantees for the $7.7 million of fiscal-2003 loan originations outstanding with recourse as of June 28, 2003, was $.6 million.

     SOC had previously maintained a $25 million bank line of credit for working capital purposes, of which Snap-on was a 60% guarantor and CIT was a 40% guarantor. SOC's bank line of credit expired May 31, 2003, and was not renewed. CIT and Snap-on have agreed to fund SOC's future working capital requirements on a 50 / 50 basis, with a combined maximum borrowing limit not to exceed $24 million. As of June 28, 2003, SOC had not borrowed any funds from Snap-on pursuant to this agreement.

     The maximum exposure to Snap-on as of June 28, 2003, and December 28, 2002, related to SOC was the $5.4 million and $2.7 million equity investment plus the recourse obligations on customer financings discussed above. At December 28, 2002, Snap-on's maximum exposure related to SOC also included the guarantee on SOC's bank line of credit.

7. Notes payable and long-term debt of Snap-on at June 28, 2003, totaled $336.9 million, down $23.8 million from the $360.7 million reported at year-end 2002. Notes payable to banks under bank lines of credit totaled $6.6 million and $22.3 million at June 28, 2003, and December 28, 2002. At June 28, 2003, Snap-on had commercial paper outstanding denominated in U.S. dollars of $25.0 million, and at December 28, 2002, Snap-on had commercial paper outstanding denominated in U.S. dollars of $25.0 million and Japanese yen of $7.9 million.

     At June 28, 2003, Snap-on had $408 million of multi-currency revolving credit facilities that provide back-up liquidity for its commercial paper programs. These facilities include a $200 million, 364-day revolving credit facility with a one-year term-out option that terminates on August 8, 2003. The term-out option allows Snap-on to elect to borrow under the credit facility for an additional year after the termination date. On August 1, 2003, Snap-on renewed its $200 million, 364-day revolving credit facility. The renewed facility, which also includes a one-year term-out option, expires on July 30, 2004. The company's credit facilities also include a five-year, $208 million revolving credit facility that terminates on August 20, 2005. As of June 28, 2003, and December 28, 2002, Snap-on was in compliance with all covenants of its revolving credit facilities and there were no borrowings under any revolving credit facility. Snap-on also has an unused committed $20 million bank line of credit that expires on August 1, 2004.

8. Snap-on accounts for its hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 and SFAS No. 149. These standards require that all derivative instruments be reported in the consolidated financial statements at

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or "Accumulated other comprehensive income (loss)," depending on the type of hedged transaction and whether the derivative is designated and effective as part of a hedged transaction. Gains or losses on derivative instruments reported in "Accumulated other comprehensive income (loss)" must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period.

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

     At June 28, 2003, Snap-on had net outstanding foreign exchange forward contracts totaling $143.3 million comprised of buy contracts of $64.3 million in Swedish kronor and sell contracts of $102.9 million in euros, $51.8 million in British pounds, $28.2 million in Canadian dollars, $10.4 million in Singapore dollars, $5.8 million in Japanese yen, $3.3 million in Mexican pesos, $2.6 million in Norwegian kronor and $2.6 million in other currencies. At December 28, 2002, Snap-on had net outstanding foreign exchange forward contracts totaling $161.9 million comprised of buy contracts of $52.5 million in Swedish kronor and sell contracts of $103.8 million in euros, $59.1 million in British pounds, $31.2 million in Canadian dollars, $7.5 million in Singapore dollars, $3.0 million in Danish kronor, $2.5 million in Australian dollars, $3.7 million in Mexican pesos and $3.6 million in other currencies.

     Snap-on classifies the majority of its forward exchange contracts as natural hedges and therefore these contracts are excluded from the assessment of effectiveness. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in "Other income (expense) - net" on the accompanying Consolidated Statements of Earnings. Those forward exchange contracts that qualify for hedge accounting treatment are accounted for as cash flow hedges where the effective portion of the changes in fair value of the derivative is recorded in "Accumulated other comprehensive income (loss)." When the hedged item is realized in income, the gain or loss

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     included in "Accumulated other comprehensive income (loss)" is reclassified to income in the same financial statement caption as the hedged item. The ineffective portion of changes in fair value of the cash flow hedges are reported in earnings as foreign exchange gain or loss, which is included in "Other income (expense) - net," and were not material for the three and six months ended June 28, 2003, and June 29, 2002.

     Non-Derivative Instruments Designated in Hedging Relationships: Snap-on uses non-U.S. dollar financing transactions as net investment hedges of long-term investments in the corresponding foreign currency. Hedges that meet the effectiveness requirements are accounted for under net investment hedging rules. The effective portion of the net investment hedge of a foreign operation is recorded in "Accumulated other comprehensive income
     (loss)" as a cumulative translation adjustment. When applicable, the ineffective portion of the net investment hedge is recorded in earnings as foreign exchange gain or loss, which is included in "Other income (expense)
     - net." These ineffective portions were not material for the three and six months ended June 28, 2003, and June 29, 2002. At June 28, 2003, net losses of $.2 million arising from effective hedges of net investments have been reflected in the cumulative translation adjustment account as a component of "Accumulated other comprehensive income (loss)."

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

     In June 2003, Snap-on received proceeds of $5.1 million for the termination of a $25 million interest rate swap that was a fair value hedge for a portion of its $200 million, 6.25% long-term notes. The $5.1 million will be amortized to income using the effective interest rate method over the remaining life of the notes, which mature on August 15, 2011. At the same time, Snap-on entered into a new $25 million interest rate swap to hedge that same portion of these notes.

     The notional amount of interest rate swaps was $50 million at June 28, 2003, and December 28, 2002, and included $25 million of fair value hedges and $25 million of cash flow hedges.

     For all cash flow hedges qualifying for hedge accounting under SFAS No. 133, the net accumulated derivative loss at June 28, 2003, was $2.6 million, after tax, and is reflected in "Accumulated other comprehensive income (loss)." Changes in the fair value of derivative financial instruments qualifying for hedge accounting under SFAS No. 133, are reflected as derivative assets or liabilities with the corresponding gains or losses reflected in earnings in the period of change. An offsetting gain or loss is also reflected in earnings based upon the changes of the fair value of the debt instrument being hedged. For all fair value hedges qualifying for hedge accounting under SFAS No.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     133, the net accumulated derivative loss at June 28, 2003, was $.7 million. At June 28, 2003, the maximum maturity date of any cash flow hedge and fair value hedge was approximately two years and eight years, respectively. During the next 12 months, Snap-on expects to reclassify into earnings net losses from "Accumulated other comprehensive income (loss)" of approximately $1.5 million after tax at the time the underlying hedged transactions are realized.

     During the quarter ended June 28, 2003, cash flow hedge and fair value hedge ineffectiveness was not material.

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

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                                        Three Months Ended          Six Months Ended
                                                                       ---------------------      ---------------------
                                                                       June 28,     June 29,      June 28,     June 29,
      (Amounts in millions except per share data)                        2003         2002          2003         2002
                                                                        -----        -----         -----        -----
      Net earnings, as reported                                         $22.3        $29.2         $43.7        $53.7
      Add: Stock-based employee compensation
                expense (income) included in reported net
                income, net of related tax effects                        1.2         (1.0)          1.8          (.5)

      Deduct: Total stock-based employee compensation
                expense determined under fair value based
                method for all awards, net of related tax effects        (1.9)        (1.9)         (3.7)        (3.8)
                                                                        -----        -----         -----        -----
      Pro forma net earnings                                            $21.6        $26.3         $41.8        $49.4
                                                                        =====        =====         =====        =====
      Net earnings per share - basic:
        As reported                                                      $.38         $.50          $.75         $.92
        Pro forma                                                         .37          .45           .72          .85
      Net earnings per share - diluted:
        As reported                                                       .38          .50           .75          .92
        Pro forma                                                         .37          .45           .72          .84

     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

10. Basic earnings per share calculations were computed by dividing net earnings by the corresponding weighted-average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Snap-on had dilutive shares as of June 28, 2003, and June 29, 2002, of 126,176 shares and 513,470 shares. Options to purchase 3,698,123 shares and 1,612,944 shares of Snap-on common stock at June 28, 2003, and June 29, 2002, were not included in the computation of diluted earnings per share as the exercise prices of the options was greater than the average market price of the common stock for the respective period and the effect on earnings per share would be anti-dilutive.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Total comprehensive income for the three and six months ended June 28, 2003, and June 29, 2002, was as follows:


                                                       Three Months Ended                   Six Months Ended
                                                    --------------------------         --------------------------
                                                    June 28,          June 29,         June 28,          June 29,
      (Amounts in millions)                           2003              2002             2003              2002
                                                   -------           -------          -------           -------
      Net earnings                                 $  22.3           $  29.2          $  43.7           $  53.7
      Foreign currency translation                    55.6              46.6             78.7              39.5
      Change in fair value of derivative
        instruments, net of tax                        1.5              (2.9)              .8               (.7)
                                                   -------           -------          -------           -------
      Total comprehensive income                   $  79.4           $  72.9          $ 123.2           $  92.5
                                                   =======           =======          =======           =======

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

     Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its reserve requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience. The following is an analysis of Snap-on's product warranty reserve for the three and six months ended June 28, 2003, and June 29, 2002:


                                                       Three Months Ended                   Six Months Ended
                                                    --------------------------         --------------------------
                                                    June 28,          June 29,         June 28,          June 29,
     (Amounts in millions)                            2003              2002             2003              2002
                                                    ------            ------           ------            ------
     Beginning of period                            $ 11.5            $  8.6           $ 11.6            $  8.2
     Additions                                         3.3               3.2              6.1               6.7
     Usage                                            (3.0)             (3.4)            (5.9)             (6.5)
                                                    ------            ------           ------            ------
     End of period                                  $ 11.8            $  8.4           $ 11.8            $  8.4
                                                    ======            ======           ======            ======

13. Snap-on's business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on's reportable business segments include: (i) the Snap-on Dealer Group; (ii) the Commercial and Industrial Group; and (iii) the Diagnostics and Information Group. The Snap-on Dealer Group consists of Snap-on's business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products to a broad range of industrial and commercial customers worldwide through

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle-service information, business management systems, equipment repair services and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace.

     Snap-on evaluates the performance of its operating segments based on segment net sales and operating earnings. Segment net sales are defined as total net sales, including both net sales to external customers and intersegment sales. Segment operating earnings are defined as segment net sales less cost of goods sold and operating expenses, including applicable restructuring and other non-recurring charges. Snap-on began allocating restructuring and other non-recurring charges to its reportable segments in fiscal 2003. Prior to fiscal 2003, Snap-on did not allocate such charges to the reportable segments. As a result, all prior-year segment information presented herein has been restated to conform to the 2003 presentation. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Snap-on allocates shared services expenses to those segments that utilize the services based on a percentage of either cost of goods sold or segment net sales, as appropriate. Certain other prior-year reclassifications have been made to conform to the 2003 management reporting structure.

     Neither Snap-on nor any of its segments depends on any single customer, small group of customers or government for more than 10% of its sales.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Financial data by segment was as follows:


                                                        Three Months Ended                  Six Months Ended
                                                     -------------------------          -------------------------
                                                     June 28,         June 29,          June 28,         June 29,
      (Amounts in millions)                            2003             2002              2003             2002
                                                    ---------        ---------         ---------        ---------
      Net sales to external customers:
      Snap-on Dealer Group                          $   273.5        $   270.2         $   532.7        $   521.9
      Commercial and Industrial Group                   250.1            236.9             493.5            456.6
      Diagnostics and Information Group                  41.6             40.1              82.1             78.7
                                                    ---------        ---------         ---------        ---------
      Total net sales to external customers         $   565.2        $   547.2         $ 1,108.3        $ 1,057.2
                                                    =========        =========         =========        =========
      Intersegment sales:
      Snap-on Dealer Group                          $     7.8        $     6.2         $    13.5        $    10.7
      Commercial and Industrial Group                    32.2             30.7              61.5             60.5
      Diagnostics and Information Group                  34.3             49.1              70.2             91.8
                                                    ---------        ---------         ---------        ---------
      Total intersegment sales                      $    74.3        $    86.0         $   145.2        $   163.0
                                                    =========        =========         =========        =========
      Total net sales:
      Snap-on Dealer Group                          $   281.3        $   276.4         $   546.2        $   532.6
      Commercial and Industrial Group                   282.3            267.6             555.0            517.1
      Diagnostics and Information Group                  75.9             89.2             152.3            170.5
                                                    ---------        ---------         ---------        ---------
      Segment net sales                                 639.5            633.2           1,253.5          1,220.2
      Intersegment eliminations                         (74.3)           (86.0)           (145.2)          (163.0)
                                                    ---------        ---------         ---------        ---------
      Total consolidated net sales                  $   565.2        $   547.2         $ 1,108.3        $ 1,057.2
                                                    =========        =========         =========        =========
      Operating earnings:
      Snap-on Dealer Group                          $    23.6        $    26.9         $    47.2        $    52.9
      Commercial and Industrial Group                      .8             12.4               6.9             19.4
      Diagnostics and Information Group                   5.1              7.9               7.9              9.3
                                                    ---------        ---------         ---------        ---------
      Segment operating earnings                         29.5             47.2              62.0             81.6
      Net finance income                                 11.2              8.8              21.7             16.1
                                                    ---------        ---------         ---------        ---------
      Operating earnings                                 40.7             56.0              83.7             97.7
      Interest expense                                   (6.0)            (7.5)            (12.4)           (15.3)
      Other income (expense) - net                        (.4)            (2.9)             (4.1)            (3.0)
                                                    ---------        ---------         ---------        ---------
      Earnings before income taxes                  $    34.3        $    45.6         $    67.2        $    79.4
                                                    =========        =========         =========        =========

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                             As of
                                                   ----------------------------
                                                   June 28,         December 28,
      (Amounts in millions)                          2003               2002
                                                  ---------          ---------
      Assets:
      Snap-on Dealer Group                        $   745.1          $   759.7
      Commercial and Industrial Group               1,092.8            1,010.7
      Diagnostics and Information Group               206.8              198.5
                                                  ---------          ---------
      Total from reportable segments                2,044.7            1,968.9
      Financial Services                              100.3               82.5
      Elimination of intersegment receivables         (39.2)             (57.3)
                                                  ---------          ---------
      Total assets                                $ 2,105.8          $ 1,994.1
                                                  =========          =========

14. In the third quarter of 2003, Snap-on announced plans to phase out production at two of its U.S. hand tool plants, with a planned completion in 2004. Snap-on would expect to record approximately $22 million of costs in the remainder of 2003 associated with these actions, of which approximately $17 million would be in the third quarter, including the expected recognition of approximately $12 million for accelerated pension and post-retirement medical plan curtailment expenses, with the remaining costs primarily for severance and transition expenses. In addition, Snap-on believes approximately $4 million of severance and transition expenses would be recognized in 2004 over the phase-out period.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated
------------

Second Quarter

Net sales were $565.2 million in the second quarter of 2003, up $18.0 million, or 3.3%, from the $547.2 million in the prior-year period. The year-over-year increase in net sales was largely driven by favorable currency translation impacts of $30.7 million, or 5.6%. Sales increases in the worldwide franchised dealer business, along with higher sales to new vehicle dealerships under facilitation agreements ("the facilitation business"), were more than offset by decreases in sales of big-ticket diagnostics and equipment, and tools for industrial and commercial applications worldwide. Favorable net pricing and benefits from new products also contributed to the year-over-year sales increase.

In the second quarter of 2003, Snap-on took action within its Commercial and Industrial Group to enhance the future profitability of its North American equipment business serving the vehicle repair industry. In North America, Snap-on's existing equipment distribution network was supplemented with a new sales organization, the Technical Automotive Group ("TAG"). This action builds upon Snap-on's existing distribution capabilities and enhances the company's alignment of resources to provide better sales support, training and service to its equipment customers. The launch of the new TAG sales organization led to a short-term disruption in second-quarter sales.

Net earnings were $22.3 million, or $.38 per diluted share, for the second quarter of 2003, as compared with net earnings of $29.2 million, or $.50 per diluted share, for the second quarter of 2002. Foreign currency effects on diluted earnings per share were negligible in 2003.

Gross profit for the second quarter of 2003 was $246.1 million, down $5.3 million from $251.4 million in the prior-year period. As a percentage of sales, gross profit margin was 43.5% in the second quarter of 2003, versus 45.9% in the second quarter of 2002. The combination of unfavorable sales mix, particularly in the Commercial and Industrial Group, along with lower sales volumes and general cost increases, while partially offset by benefits from favorable net pricing, reduced gross profit by $7.3 million in the second quarter of 2003. Unfavorable manufacturing cost absorption, primarily due to lower production volumes associated with improving inventory turns in a slow sales environment, and inventory-related costs reduced second quarter gross profit by $8.4 million. In the second quarter of 2003, favorable net currency impacts of $9.1 million and savings from restructuring and Operational Fitness activities of $5.5 million were partially offset by higher year-over-year costs for pension, other retirement and insurance of $2.2 million. Snap-on also incurred expenses of $1.0 million in the second quarter of 2003 for continuous improvement initiatives to lower its cost structure, including severance and other costs associated with consolidation and realignment actions at certain manufacturing and other facilities.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating expenses for the second quarter of 2003 were $216.6 million, or 38.3% of sales, as compared to $204.2 million, or 37.3% of sales, in the prior-year period. The $12.4 million increase in year-over-year operating expenses primarily includes unfavorable currency translation impacts of $10.0 million, higher pension, other retirement and insurance costs of $3.4 million, costs for continuous improvement initiatives of $2.0 million, and $1.3 million for higher allowances for bad debts. These year-over-year cost increases were partially offset by savings of $4.6 million from Snap-on's restructuring and Operational Fitness activities.

Operating earnings were $40.7 million for the second quarter of 2003 compared with $56.0 million in the second quarter of 2002. In addition to the year-over-year gross profit and operating expense impacts discussed above, Snap-on realized higher net finance income of $2.4 million in the second quarter of 2003, primarily as a result of increased credit originations and continued favorable interest rates.

Year to Date

For the first six months of 2003, net sales were $1,108.3 million, up $51.1 million, or 4.8%, from the $1,057.2 million in the prior-year period. Favorable currency impacts of $58.7 million, or 5.6%, along with increased sales in the worldwide franchised dealer operation and in the facilitation business, were partially offset by declines in sales of industrial tools and big-ticket diagnostics equipment. Favorable net pricing and benefits from sales of new products also contributed to the year-over-year sales increase.

For the first six months of 2003, net earnings were $43.7 million, or $.75 per diluted share, as compared with net earnings of $53.7 million, or $.92 per diluted share, in 2002. Net earnings in 2002 included a first-quarter net gain of $2.8 million, or $.05 per diluted share, for the cumulative effect of an accounting change associated with Snap-on's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Snap-on adopted SFAS No. 142 at the beginning of its 2002 fiscal year. For the first six months of 2002, net earnings before the cumulative effect of the change in accounting principle were $50.9 million, or $.87 per diluted share. Foreign currency effects on diluted earnings per share were negligible in 2003.

Gross profit for the first six months of 2003 was $491.5 million, up $4.4 million from $487.1 million in the first six months of 2002. Year to date, gross profit margin was 44.3% in 2003, versus 46.1% in 2002. For the first six months of 2003, gross profit benefited from favorable net currency impacts of $18.8 million and savings from restructuring and Operational Fitness activities of $9.7 million. The combination of unfavorable sales mix, particularly in the Commercial and Industrial Group, lower sales volumes and general cost increases, partially offset by benefits from favorable net pricing, reduced gross profit by $9.4 million for the first six months of 2003. Unfavorable manufacturing cost absorption and inventory-related costs also reduced year-to-date 2003 gross profit by $11.2 million. In 2003, Snap-on also incurred higher year-over-year pension, other retirement and insurance costs of $3.0 million and higher costs for continuous improvement initiatives of $2.8 million.

Operating expenses for the first six months of 2003 were $429.5 million, or 38.8% of sales, as compared to $405.5 million, or 38.4% of sales, in the prior-year period. The $24.0 million, or 5.9%, increase in

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

year-over-year operating expenses primarily includes unfavorable currency translation impacts of $18.8 million, higher pension, other retirement and insurance costs of $7.6 million, higher allowances for bad debts of $4.0 million, increased costs of $1.7 million for the "More Feet on the Street" dealer expansion and enhancement initiative, higher costs for continuous improvement initiatives of $2.7 million, and higher research and development spending of $1.0 million. The year-over-year operating expense comparison was also impacted by the inclusion, in 2003, of $2.6 million in operating expenses for the prior-year acquisition of two business operations. These year-over-year increases were partially offset by savings of $9.4 million from Snap-on's restructuring and Operational Fitness activities. In addition, the year-over-year operating expense comparison benefited from the absence of costs incurred in the first quarter of 2002 that included $3.0 million related to the 2002 resignation of Snap-on's former chief financial officer and $2.6 million for the write-down of a receivable related to the closure of auto service centers associated with a major retailer's bankruptcy. Operating expenses in the first six months of 2002 also included $1.8 million for employee and equipment relocation transition costs to finalize the company's fiscal 2001 restructuring actions.

Operating earnings for the first six months of 2003 were $83.7 million, compared to $97.7 million in the first six months of 2002. In addition to the year-over-year gross profit and operating expense impacts discussed above, Snap-on realized higher net finance income of $5.6 million for the first six months of 2003, primarily as a result of increased credit originations and continued favorable interest rates.

Segment Results
---------------

Snap-on's business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on's reportable business segments include: (i) the Snap-on Dealer Group, (ii) the Commercial and Industrial Group, and (iii) the Diagnostics and Information Group. The Snap-on Dealer Group consists of Snap-on's business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle-service information, business management systems, equipment repair services and other solutions for customers in the worldwide vehicle service and repair marketplace.

Snap-on evaluates the performance of its operating segments based on segment net sales and operating earnings. Segment net sales are defined as total net sales, including both net sales to external customers and intersegment sales. Segment operating earnings are defined as segment net sales less cost of goods sold and operating expenses, including applicable restructuring and other non-recurring charges. Snap-on began allocating restructuring and other non-recurring charges to its reportable segments in fiscal 2003. Prior to fiscal 2003, Snap-on did not allocate such charges to the reportable segments. As a result, all prior-year segment information presented herein has been restated to conform to the 2003 presentation. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Snap-on allocates shared services expenses to those segments that utilize the services based on a percentage of

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

either cost of goods sold or segment net sales, as appropriate. Certain other prior-year reclassifications have been made to conform to the 2003 management reporting structure.

The following discussion focuses on Snap-on's net sales and operating earnings by reportable segment.


                                                       Three Months Ended                  Six Months Ended
                                                    -------------------------          -------------------------
                                                    June 28,         June 29,          June 28,         June 29,
      (Amounts in millions)                           2003             2002              2003             2002
                                                    -------          -------           -------          -------
      Total net sales:
      Snap-on Dealer Group                          $ 281.3          $ 276.4           $ 546.2          $ 532.6
      Commercial and Industrial Group                 282.3            267.6             555.0            517.1
      Diagnostics and Information Group                75.9             89.2             152.3            170.5
                                                    -------          -------           -------          -------
      Segment net sales                               639.5            633.2           1,253.5          1,220.2
      Intersegment eliminations                       (74.3)           (86.0)           (145.2)          (163.0)
                                                    -------          -------           -------          -------
      Total consolidated net sales                  $ 565.2          $ 547.2          $1,108.3         $1,057.2
                                                    =======          =======           =======          =======
      Operating earnings:
      Snap-on Dealer Group                          $  23.6          $  26.9           $  47.2          $  52.9
      Commercial and Industrial Group                    .8             12.4               6.9             19.4
      Diagnostics and Information Group                 5.1              7.9               7.9              9.3
                                                    -------          -------           -------          -------
      Segment operating earnings                       29.5             47.2              62.0             81.6
      Net finance income                               11.2              8.8              21.7             16.1
                                                    -------          -------           -------          -------
      Operating earnings                               40.7             56.0              83.7             97.7
      Interest expense                                 (6.0)            (7.5)            (12.4)           (15.3)
      Other income (expense) - net                      (.4)            (2.9)             (4.1)            (3.0)
                                                    -------          -------           -------          -------
      Earnings before income taxes                  $  34.3          $  45.6           $  67.2          $  79.4
                                                    =======          =======           =======          =======


Snap-on Dealer Group

In the worldwide Snap-on Dealer Group, segment net sales for the second quarter of 2003 were $281.3 million, as compared to $276.4 million in the comparable prior-year period. Higher year-over-year sales in the franchised dealer operation, including increases in sales of tools, tool storage and handheld diagnostics equipment, coupled with favorable currency translation impacts of $6.1 million, were partially offset by significantly lower sales of big-ticket diagnostics and equipment sales through the company's technical representatives ("tech rep") organization. Sales growth in the company's franchised dealer operation in the second quarter of 2003 reflects the impact of sales gains by dealers to end-user customers - automotive technicians and mechanics - including increases in dealer sales of tools, handheld diagnostics and tool storage. Snap-on also achieved year-over-year sales growth in the company's international markets.

In 2002, Snap-on began focusing its dealers on the importance of better working capital management, including improving inventory turns. Over the last 12 months, Snap-on's sales growth was constrained as dealers continued to improve their inventory turns. While this focus will continue, Snap-on believes the

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

unfavorable effect on its sales from this action to be largely behind it at the present time. The improved working capital position of its dealers reflects Snap-on's continued focus on enhancing the business proposition for, and the strength of, its dealers under the More Feet on the Street initiative. End-market demand for tools and tool storage products in the first six months of 2003 increased as sell-through by the dealers was up slightly when compared with the first six months of 2002, despite the negative effect of severe winter weather in certain parts of the United States that hindered dealers' sales activity in the first quarter of 2003.

Segment earnings for the Dealer Group for the second quarter of 2003 were $23.6 million, down from $26.9 million in the second quarter of 2002. As a percentage of segment net sales, segment earnings were 8.4% in the second quarter of 2003, as compared to 9.7% in the second quarter of 2002. In 2003, benefits from productivity savings and tighter control on discretionary spending of $3.8 million were more than offset by higher year-over-year costs for pension, other retirement and insurance of $3.0 million, and increased costs for continuous improvement initiatives of $1.5 million. In addition, lower manufacturing cost absorption and weakness in sales of big-ticket diagnostics and equipment sold through the tech rep organization in 2003, was only partially offset by benefits from the success of new products and favorable net pricing.

For the first six months of 2003, segment net sales were $546.2 million, as compared to $532.6 million in the comparable prior-year period. Higher year-over-year sales in the franchised dealer operation and in the company's international markets, along with favorable currency translation impacts of $11.8 million, were partially offset by lower sales of big-ticket diagnostics and equipment through the tech rep organization.

Segment earnings for the Dealer Group for the first six months of 2003 were $47.2 million, down from $52.9 million in the first six months of 2002. On a year-to-date basis, segment earnings were 8.6% of segment net sales in 2003, as compared to 9.9% in the first six months of 2002. Benefits from productivity savings and tighter control on discretionary spending of $5.0 million were more than offset by higher year-over-year costs incurred for pension, other retirement and insurance of $5.7 million, increased costs for continuous improvement initiatives of $1.9 million, and higher bad debt expense of $2.0 million. Snap-on also incurred higher year-over-year costs of $1.7 million for continued investment in the More Feet on the Street initiative. Costs incurred for the More Feet on the Street initiative included higher dealer turnover costs to remove low-performing dealers, as well as higher costs for new dealer training, recruiting and other dealer expansion costs. In addition, benefits from the success of new products and favorable net pricing in 2003 were partially offset by lower manufacturing cost absorption and weakness in sales of big-ticket diagnostics and equipment sold through the tech rep organization.

Commercial and Industrial Group

In the Commercial and Industrial Group, segment net sales for the second quarter of 2003 were $282.3 million, up 5.5% from $267.6 million in the second quarter of 2002, including favorable currency translation impacts of $22.3 million, as well as higher European equipment sales and sales growth in the facilitation business. These year-over-year increases in net sales were partially offset by sales declines of

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

capital goods equipment to vehicle repair shops in North America, lower sales of industrial tools in such sectors as aerospace and aviation, general manufacturing and non-residential construction, and lower sales to government entities, including federal, state and local municipalities. In addition to the continuing weak capital goods market, the second-quarter 2003 launch of the new TAG sales organization, which is focused on the marketing of equipment, also contributed to the weak second quarter sales. Snap-on believes that the TAG organization will enhance the company's alignment of resources to provide better sales coverage, training and service to its customers. As of the end of the second quarter, gross profit margins and sales leads were up significantly, and the company expects improved equipment sales and profitability trends toward the latter part of 2003 as a result of this action.

Segment earnings for the Commercial and Industrial Group for the second quarter of 2003 were $.8 million, down from $12.4 million in the second quarter of 2002. Lower volumes and unfavorable sales mix, net of favorable pricing, adversely impacted year-over-year operating earnings by $5.3 million, as the unfavorable earnings effect from lower sales of high-margin industrial tools and equipment, including the impact related to the start-up of the new TAG organization, was not offset by the higher European equipment sales and the increased sales in the lower-margin facilitation business. Unfavorable manufacturing absorption and inventory-related costs of $5.6 million, along with higher costs of $2.3 million for pension, other retirement and insurance, also adversely impacted 2003 segment earnings. Savings of approximately $3.2 million from Snap-on's restructuring and Operational Fitness activities partially offset these declines in year-over-year segment earnings. In the second quarter of 2003, Snap-on incurred $1.5 million of costs related to its continuous improvement activities. In the second quarter of 2002, Snap-on incurred $1.4 million of restructuring-related transition costs to complete its 2001 restructuring initiatives.

In the Commercial and Industrial Group, segment net sales for the first six months of 2003 were $555.0 million, up $37.9 million or 7.3%, as compared to $517.1 million in the first six months of 2002, including $43.4 million from favorable currency translation. Growth in the company's facilitation business, along with higher sales of equipment for the European vehicle-service marketplace, reflecting the success of new products in the wheel balancer, tire changer and wheel alignment lines over the past three years, was partially offset by sales declines in industrial tools and equipment, principally in North America, largely reflecting the continued adverse impact of weak economic conditions in the manufacturing and capital goods marketplace.

For the first six months of 2003, segment earnings for the Commercial and Industrial Group were $6.9 million, as compared to $19.4 million in the first six months of 2002. As a percentage of segment net sales, segment earnings for the first six months of 2003 were 1.2%, as compared to 3.8% in the comparable prior-year period. Segment operating earnings in 2003 were adversely impacted by lower volumes, general cost increases and unfavorable sales mix of $9.9 million, unfavorable manufacturing absorption and inventory-related costs of $6.2 million, higher costs of $4.2 million for pension, other retirement and insurance, and $1.2 million for increased bad debt reserves, largely caused by continued weak economic conditions. Savings from Snap-on's fiscal 2002 restructuring and Operational Fitness activities of $9.7 million partially offset these declines in year-over-year segment earnings. For the first six months of 2003, Snap-on incurred costs of $2.1 million related to its continuous improvement activities.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In the comparable prior-year period, Snap-on incurred $3.3 million of restructuring-related transition costs to complete its 2001 restructuring initiatives.

Diagnostics and Information Group

In the Diagnostics and Information Group, segment net sales for the second quarter of 2003 were $75.9 million, down $13.3 million, or 14.9%, as compared to $89.2 million in the second quarter of 2002, including favorable currency impacts of $2.3 million. The year-over-year sales decline is principally attributable to lower intersegment sales. Increased sales of handheld diagnostics products and steady sales in Europe were more than offset by a decline in sales of big-ticket diagnostics products in North America, primarily in products sold through the Dealer Group's tech rep organization. In addition, the Diagnostics and Information Group transferred production of certain European equipment products to the Commercial and Industrial Group, which reduced intersegment sales for these products.

Segment earnings for the Diagnostics and Information Group for the second quarter of 2003 were $5.1 million, as compared to $7.9 million in the second quarter of last year. As a percentage of segment net sales, operating margin in the Diagnostics and Information Group was 6.7`%, as compared to 8.9% in the second quarter of 2002. The year-over-year decline in segment earnings and operating margins includes $4.9 million as a result of the lower net sales volumes and lower manufacturing cost absorption, partially offset by contributions from new products and favorable net pricing. Productivity improvements and cost savings of $3.1 million from restructuring and cost-reduction efforts, including the completion of the realignment of production capabilities in certain European equipment lines, favorably impacted 2003 results. Segment earnings in the second quarter of 2003 also included $.7 million for increased bad debt reserves and $.3 million for higher year-over-year pension, other retirement and insurance costs.

In the Diagnostics and Information Group, segment net sales for the first six months of 2003 were $152.3 million, down $18.2 million, or 10.7%, as compared to the comparable period in 2002. As discussed above, the year-over-year sales decline is principally attributable to lower intersegment sales, including the transferring of production of certain European equipment products to the Commercial and Industrial Group.

Segment earnings for the Diagnostics and Information Group for the first six months of 2003 were $7.9 million, or 5.2% of segment net sales, as compared to $9.3 million, or 5.5%, in the first six months of 2002. Savings of $4.4 million from productivity, restructuring and cost reduction efforts were more than offset by $7.0 million from the combined net margin impact of the lower sales volumes and lower manufacturing cost absorption, partially offset by benefits from favorable net pricing and new product sales. In addition, year-over-year segment earnings were adversely impacted by higher costs for pension, other retirement and insurance of $.7 million and by $.7 million for additional bad debt reserves. Segment earnings in 2002 were adversely impacted by $2.6 million for the first-quarter write-down of a receivable related to the closure of auto service centers associated with a major retailer's bankruptcy.

Other
-----

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net finance income was $11.2 million in the second quarter of 2003, up $2.4 million from $8.8 million in the prior-year period. Higher year-over-year U.S. credit originations of 7.1%, primarily related to the U.S. dealer business, increased international credit originations, as well as improved interest-rate spreads on originated loans, contributed to the increase. For the first six months of 2003, net finance income was $21.7 million, compared to $16.1 million in 2002. Continued higher credit originations and a more favorable interest-rate environment contributed to the year-over-year increase.

Interest expense was $6.0 million in the second quarter of 2003, down $1.5 million from $7.5 million in the second quarter of 2002. For the first six months of 2003, interest expense of $12.4 million was down $2.9 million from $15.3 million in the prior year. The decline in both the second quarter and year-to-date periods reflects the impact of lower average interest rates and significantly lower debt levels due to strong cash flow from operating activities.

Other income (expense)-net was an expense of $.4 million for the second quarter of 2003, as compared to an expense of $2.9 million in the comparable prior-year period. This item includes the impact of all non-operating items such as interest income, license fees, minority interests, hedging and exchange rate transaction gains and losses, and other miscellaneous non-operating items. Other expense decreased $2.5 million in the second quarter of 2003 over the prior-year level largely reflecting decreases in foreign exchange losses and lower minority interest expense. Minority interest expense for the second quarter of 2003 was $.4 million, as compared to $.9 million for the second quarter of 2002. For both the six months ended June 28, 2003, and June 29, 2002, minority interest expense totaled $1.1 million.

Snap-on's effective income tax rate was 35.0% for both the second quarter and first six months of 2003 and 36.2% in the second quarter of 2002 and 35.9% in the first six months of 2002.

Exit or Disposal Activities
---------------------------

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 nullifies EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of the entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 28, 2002. Snap-on adopted SFAS No. 146 at the beginning of its 2003 fiscal year.

Snap-on recorded restructuring charges of $3.0 million and $5.5 million in the three and six months ended June 28, 2003, including $2.6 million and $5.0 million for severance costs to effect consolidation initiatives and management realignment actions, and $.4 million and $.5 million for facility consolidation or closure costs. For the three and six months ended June 28, 2003, restructuring charges of $1.0 million and $2.8 million were included in "Cost of goods sold," and $2.0 million and

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

$2.7 million were included in "Operating expenses" on the accompanying Consolidated Statements of Earnings. The restructuring reserve usage of $2.5 million for the quarter ended June 28, 2003, was primarily for severance payments related to the separation of 138 employees from previously announced actions. The restructuring reserve usage of $5.3 million for the six months ended June 28, 2003, was primarily for severance payments related to the separation of 138 employees from previously announced actions. The restructuring reserve usage of %5.3 million for the six months ended June 28, 2003, was primarily for severance payments related to the separation of 302 employees. During the first quarter of 2003, Snap-on completed its restructuring actions initiated in the fourth quarter of 2002.

The composition of Snap-on's restructuring charge activity for the quarter ended June 28, 2003, was as follows:


                                       Balance at                                      Balance at
                                        March 29,                                        June 28,
(Amounts in millions)                    2003             Additions        Usage          2003
---------------------                    -----            ---------        ------         -----
Severance costs                          $ 2.5              $ 2.6          $(2.1)         $ 3.0
Facility consolidation or
 closure costs                              .1                 .4            (.4)            .1
                                         -----              -----          -----          -----
Total                                    $ 2.6              $ 3.0          $(2.5)         $ 3.1
                                         =====              =====          =====          =====

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

In the third quarter of 2003, Snap-on announced plans to phase out production at two of its U.S. hand tool plants, with a planned completion in 2004. Snap-on would expect to record approximately $22 million of costs in the remainder of 2003 associated with these actions, of which approximately $17 million would be in the third quarter, including the expected recognition of approximately $12 million for accelerated pension and post-retirement medical plan curtailment expenses, with the remaining costs primarily for severance and transition expenses. In addition, Snap-on believes approximately $4 million of severance and transition expenses would be recognized in 2004 over the phase-out period. Snap-on believes that the anticipated savings from these plans would be approximately $12 million per year, beginning in 2004.


FINANCIAL CONDITION

Cash flow provided by operating activities was $55.6 million for the first six months of 2003, including $18.1 million from a net reduction in accounts receivable and inventories, less accounts payable. Cash flow from operating activities in the first six months of 2003 included a January 2003 pension plan contribution of $10 million. Snap-on currently expects to make an additional pension plan contribution of approximately $10 million during the balance of 2003. Snap-on also expects that ist full-year 2003 pension expense will increase by approximately

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

$17 million over 2002 levels. Cash flow from operating activities in 2002 was $62.4 million, including a $44.0 million payment ($27.9 million net of tax benefit) for the December 2001 resolution of an arbitration matter, partially offset by a net reduction in accounts receivable and inventories, less accounts payable.

Total notes payable and long-term debt was $336.9 million at the end of the second quarter of 2003, as compared to $360.7 million at year-end 2002 and $450.1 million at the end of the second quarter of 2002. Second-quarter 2003 total debt levels have decreased $113.2 million from the end of the second quarter of 2002, reflecting Snap-on's increased cash flow. Cash and cash equivalents were $22.8 million and $6.2 million at the end of the second quarters of 2003 and 2002.

The ratio of Snap-on's total net debt (defined as total debt less cash and cash equivalents) to total invested capital (defined as total net debt plus shareholders' equity) was 25.3% at the end of the second quarter of 2003, compared to 29.2% at year-end 2002 and 34.3% at the end of the second quarter of 2002. The improvement in this ratio reflects lower debt levels and increased shareholders' equity. This ratio may vary from time to time as the company issues commercial paper to fund seasonal working capital requirements and to the extent that the company may use debt to fund acquisitions. Snap-on expects that its total net debt to total capital ratio will target 30% - 35% in the long term; however, in the near term, this ratio is expected to remain below 30%. Total invested capital was $1,241.0 million, up $68.3 million from year-end 2002 and down $53.4 million from the end of the second quarter of 2002.

In June 2003, Snap-on received proceeds of $5.1 million for the termination of a $25 million interest rate swap that was a fair value hedge for a portion of its $200 million, 6.25% long-term notes. The $5.1 million will be amortized to income using the effective interest rate method over the remaining life of the notes, which mature on August 15, 2011. At the same time, Snap-on entered into a new $25 million interest rate swap to hedge that same portion of these notes.

Borrowings under commercial paper programs totaled $25.0 million at the end of the second quarter of 2003 and $32.9 million at year-end 2002. At June 28, 2003, Snap-on had $408 million of multi-currency revolving credit facilities that provide back-up liquidity for its commercial paper programs. These facilities include a $200 million, 364-day revolving credit facility with a one-year term-out option that terminates on August 8, 2003. The term-out option allows Snap-on to elect to borrow under the credit facility for an additional year after the termination date. On August 1, 2003, Snap-on renewed its $200 million, 364-day revolving credit facility. The renewed facility, which also includes a one-year term-out option, expires on July 30, 2004. The company's credit facilities also include a five-year, $208 million revolving credit facility that terminates on August 20, 2005. As of June 28, 2003, and December 28, 2002, Snap-on was in compliance with all covenants of its revolving credit facilities and there were no borrowings under any revolving credit facility. The most restrictive financial covenant requires that Snap-on maintain a total debt to total capital (defined as total debt plus shareholders' equity) ratio that does not exceed 60%. The company's total debt to total capital ratio, computed as defined by the financial covenant, was 26.7% at June 28, 2003, and 30.3% at December 28, 2002. Snap-on also has an unused committed $20 million bank line of credit that expires on August 1, 2004.

At June 28, 2003, Snap-on had cash and cash equivalents of $22.8 million and approximately $403 million of unused available debt capacity under the terms of its revolving credit facilities and committed bank line of credit.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Working investment (defined as current accounts receivable - net plus inventories less accounts payable) as of June 28, 2003, was $788.6 million, up $33.4 million from the $755.2 million as of year-end 2002, including an increase of $51.4 million from currency translation effects. The working investment measure is used by Snap-on in assessing management performance and effectiveness related to working capital.

Current accounts receivable-net at the end of the second quarter of 2003 was $580.1 million, up $23.9 million from year-end 2002 levels, including an increase of $34.8 million for currency translation effects. Year over year, current accounts receivable-net was down $9.5 million from the second quarter of 2002, primarily due to Snap-on's continued emphasis on reducing days sales outstanding. As of the end of the second quarter of 2003, days sales outstanding improved to 92 days from 97 days for the comparable prior-year period. Additionally, allowances for doubtful accounts increased from $41.2 million at year-end 2002 to $49.5 million at the end of the second quarter of 2003.

Inventories totaled $385.1 million at the end of the second quarter of 2003, down $29.4 million from the end of the second quarter of 2002, and up $15.2 million from year-end 2002 levels, including an increase of $25.0 million from currency translation effects. The inventory change in the first six months, typically a period in which Snap-on has traditionally built inventories to support seasonal sales levels, reflects Snap-on's continued focus on improving working investment levels. Inventories accounted for using the first-in, first-out (FIFO) method approximated 65% of total inventories as of year-end 2002. All other inventories are generally accounted for using the last-in, first-out (LIFO) cost method. As a result of the lower inventory levels, the company's LIFO reserve declined from $95.8 million at December 28, 2002, to $94.6 million at June 28, 2003. As compared to the second quarter of 2002, inventory turns have improved from 2.9 turns to 3.3 turns (defined as the current quarter's cost of goods sold annualized, divided by the average of the last four quarter-end's inventory balances).

Capital expenditures of $13.0 million in the first six months of 2003 were down from $26.3 million in the first six months of 2002, reflecting tighter spending control in light of the continued weak economy. Investments primarily included new product-related, quality, and cost-reduction capital investments, as well as ongoing replacements of manufacturing and distribution facilities and equipment. Snap-on now anticipates fiscal 2003 capital expenditures will be in the range of $35 million to $40 million, of which approximately two-thirds is expected to be used for investments relating to new products, quality enhancement or cost reduction. Capital expenditures in fiscal 2002 totaled $45.8 million.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. Snap-on repurchased 150,000 shares of common stock for $3.8 million under its previously announced share repurchase programs during the first six months of 2003. As of the end of the second quarter of 2003, Snap-on has remaining availability to repurchase up to an additional $138 million in common stock pursuant to the Board of Directors' authorizations. The purchase of Snap-on common stock is at the company's discretion, subject to prevailing financial and market conditions.

Snap-on has paid consecutive quarterly cash dividends since 1939. Cash dividends paid totaled $29.1 million for the first six months of 2003, as compared to $27.8 million for the first six months of 2002.

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


OTHER MATTERS

For a discussion of recent accounting pronouncements, see Note 2.

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

OUTLOOK

Snap-on plans to phase out production at two of its U.S. hand tool plants, with a planned completion in 2004. The closure of these facilities would streamline and center production capacity around core technologies and improve operational effectiveness. As a result, higher profitability, lower asset intensity and improved customer service levels are expected to be achieved.

The anticipated savings from these plans would be approximately $12 million per year, beginning in 2004. In addition, Snap-on expects that these actions would provide even further inventory reduction and process improvement opportunities.

Snap-on would expect to record approximately $22 million of costs in the remainder of 2003 associated with these actions, of which approximately $17 million would be in the third quarter, including the expected recognition of approximately $12 million for accelerated pension and post-retirement medical plan curtailment expenses, with the remaining costs primarily for severance and transition expenses. In addition, Snap-on believes approximately $4 million of severance and transition expenses would be recognized in 2004 over the phase-out period.

Snap-on will continue to emphasize the consistent and widespread application of its Driven to Deliver(TM) strategic framework, including the implementation of performance improvement initiatives. The company remains committed to seeking opportunities for process improvements that will enhance competitiveness and customer responsiveness throughout its global organization.

On June 26, 2003, Snap-on stated that it expected full-year 2003 earnings per diluted share to increase 5% to 10% year over year. As of the date of this Form 10-Q filing, Snap-on does not anticipate any change in the business and economic factors, as outlined below, underlying that expectation. However, as a consequence of the costs associated with the actions outlined above that will reduce earnings per share in 2003 by approximately $.25, Snap-on now expects full-year 2003 earnings to be in a range of $1.65 to $1.75 per share.

At the present time, Snap-on continues to expect no significant change in the steady demand of tools by vehicle-service technicians. A potential concern regarding possible increases in oil and gasoline prices appears to have receded at present, but there is still little indication of broad improvement in the general economy, particularly in the industrial and capital goods sectors. The full-year earnings expectation also recognizes that Snap-on expects to incur costs to implement business improvements; is incurring higher pension, other retirement and insurance costs, and expects to continue to fund new product development. The full-year earnings expectation also recognizes that Snap-on assumes ongoing savings from its

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

continuous improvement initiatives, a positive effect of having 53 weeks in the 2003 fiscal year and no significant change in the continued introduction of successful new products.

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

Those important factors include the validity of the assumptions and bases set forth above and the timing and progress with which Snap-on can continue to achieve savings from its cost reduction and other Operational Fitness initiatives; Snap-on's capability to retain and attract dealers and effectively implement new programs; its ability to capture new business; the success of new products and other Profitable Growth initiatives; Snap-on's ability to withstand external negative factors including terrorist disruptions on business; changes in trade, monetary and fiscal policies, regulatory reporting requirements, laws and regulations, or other activities of governments or their agencies, including military actions and such aftermath that might occur; disruption arising from planned facility closures, Snap-on's ability to grow the U.S. dealer network; differences between the actual and estimated return on pension plan assets; and the absence of significant changes in inflation, the current competitive environment, energy supply or pricing, legal proceedings, supplier disruptions, currency fluctuations or the material worsening of economic and political situations around the world.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at June 28, 2003, was $1.5 million on interest rate-sensitive financial instruments and $.6 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

CREDIT RISK: Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower's ability to repay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate. In addition to credit risk exposure from its on-balance-sheet receivables, Snap-on also has credit risk exposure for certain loan originations with recourse provisions from SOC, a 50%-owned financial services joint venture, that is accounted for using the equity method. At June 28, 2003, $28.3 million of loans originated by SOC have a recourse provision against Snap-on if the loans become more than 90 days past due. For additional information on SOC, refer to Note 6.

ECONOMIC RISK: Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. Snap-on continually monitors its exposure in these markets. Snap-on's Commercial and Industrial Group includes a Bahco Group AB hand-tool manufacturing facility in Argentina with net assets of approximately $9.1 million as of June 28, 2003. Due to economic instability in Argentina, Snap-on resized its operations there in 2001, and Snap-on will continue to assess Argentina's economic situation to determine if any future actions or impairment write-downs are warranted.

As a result of the above market, credit and economic risks, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. Inflation has not had a significant impact on the company.


Item 4: Controls and Procedures
-------------------------------

(a) Disclosure Controls and Procedures. The company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the company in the reports that it files or submits under the Exchange Act.

(b) Internal Control Over Financial Reporting. There have not been any changes in the company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Snap-on held its Annual Meeting of Shareholders on April 24, 2003. The shareholders elected four members of Snap-on's Board of Directors, whose terms were up for reelection, to serve until the Annual Meeting in the year 2006. There were 63,423,231 outstanding shares eligible to vote. The persons elected to the Corporation's Board of Directors, the number of votes cast for and the number of votes withheld with respect to each of these persons are set forth below:

     Director               For         Withheld         Term
     --------               ---         --------         ----
Bruce S. Chelberg       55,853,582      1,454,738        2006
Roxanne J. Decyk        56,067,379      1,240,941        2006
Arthur L. Kelly         56,067,819      1,240,501        2006
Jack D. Michaels        56,074,663      1,233,657        2006

The terms of office for the following directors continue until the Annual Meeting in the year set forth below:

     Director                         Term
     --------                         ----
Dale F. Elliott                       2005
Lars Nyberg                           2005
Richard F. Teerlink                   2005
Leonard A. Hadley                     2004
Frank S. Ptak                         2004
Edward H. Rensi                       2004

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

Item 6(a): Exhibits
-------------------

Exhibit 12     Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies the issuer's Quarterly Report on Form 10-Q and is not filed as provided in SEC Release Nos. 33-8212, 34-47551 and IC-25967.

Exhibit 32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies the issuer's Quarterly Report on Form 10-Q and is not filed as provided in SEC Release Nos. 33-8212, 34-47551 and IC-25967.

Item 6(b): Reports on Form 8-K Filed During the Reporting Period
-----------------------------------------------------------------

During the second quarter of 2003, Snap-on reported on Form 8-K the following:


Date Filed                     Date of Report            Item
----------                     --------------            ----
April 22, 2003                 April 22, 2003            Snap-on  filed a press  release  entitled  "Snap-on
                                                         reports $.37 in EPS for the First  Quarter;  Strong
                                                         Cash  Flow  from  Operational  Fitness  Initiatives
                                                         Continues."

May 29, 2003                   May 29, 2003              Snap-on  filed a press  release  entitled  "Snap-on
                                                         Incorporated   Appoints  W.  Dudley  Lehman,  Group
                                                         President for Kimberly-Clark  Corporation, to Board
                                                         of Directors."

June 26, 2003                  June 26, 2003             Snap-on filed a press release entitled "Snap-on
                                                         Announces Expected Results for the Second Quarter
                                                         and Updates Full-year Earnings Outlook."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized person.





                              SNAP-ON INCORPORATED




Date:  August 7, 2003         /s/ Martin M. Ellen
       --------------         --------------------------------------------------
                              Martin M. Ellen, Principal Financial Officer,
                              Chief Financial Officer,
                              Senior Vice President - Finance

                                  EXHIBIT INDEX

    Exhibit No.        Exhibit


      12          Computation of Ratio of Earnings to Fixed Charges.

      31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

      31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

      32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies the issuer's Quarterly Report on Form 10-Q and is not filed as provided in SEC Release Nos. 33-8212, 34-47551 and IC-25967.

      32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies the issuer's Quarterly Report on Form 10-Q and is not filed as provided in SEC Release Nos. 33-8212, 34-47551 and IC-25967.