Form 10-Q
period 2003-09-27
SNAP ON INC
filed 2003-10-29
CIK 91440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended September 27, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

          Class                               Outstanding at October 25, 2003
--------------------------                    -------------------------------
Common stock, $1 par value                            58,264,700 shares

                              SNAP-ON INCORPORATED

                                      INDEX

                                                                         Page
                                                                         ----
Part I.   Financial Information

           Consolidated Statements of Earnings -
           Three and Nine Months Ended
           September 27, 2003, and September 28, 2002                      3

           Consolidated Balance Sheets -
           September 27, 2003, and December 28, 2002                       4-5

           Consolidated Statements of Cash Flows -
           Nine Months Ended
           September 27, 2003, and September 28, 2002                      6

           Notes to Consolidated Financial Statements                      7-21

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   22-36

           Quantitative and Qualitative Disclosures
           About Market Risk                                               37-38

           Controls and Procedures                                         38

Part II.  Other Information                                                39-40

                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

                              SNAP-ON INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in millions, except per share data)
                                   (Unaudited)


                                                                 Three Months Ended                     Nine Months Ended
                                                            -------------------------------     ------------------------------
                                                            September 27,      September 28,    September 27,     September 28,
                                                                2003               2002             2003              2002
                                                                ----               ----             ----              ----
Net sales                                                     $   525.6          $   502.4        $ 1,633.9        $ 1,559.6

Cost of goods sold                                               (303.8)            (274.6)          (920.6)          (844.7)
                                                              ---------          ---------        ---------        ---------
Gross profit                                                      221.8              227.8            713.3            714.9

Operating expenses                                               (200.7)            (198.8)          (630.2)          (604.3)
Net finance income                                                 10.0               10.3             31.7             26.4
                                                              ---------          ---------        ---------        ---------
Operating earnings                                                 31.1               39.3            114.8            137.0

Interest expense                                                   (5.8)              (6.9)           (18.2)           (22.2)
Other income (expense) - net                                       (2.4)              (2.3)            (6.5)            (5.3)
                                                              ---------          ---------        ---------        ---------
Earnings before income taxes                                       22.9               30.1             90.1            109.5

Income taxes                                                       (5.2)             (10.9)           (28.7)           (39.4)
                                                              ---------          ---------        ---------        ---------
Earnings before cumulative effect of a change in
  accounting principle                                             17.7               19.2             61.4             70.1
Cumulative effect of a change in accounting
  principle, net of tax                                               -                  -                -              2.8
                                                              ---------          ---------        ---------        ---------
Net earnings                                                  $    17.7          $    19.2        $    61.4        $    72.9
                                                              =========          =========        =========        =========
Net earnings per share - basic and diluted:
Earnings before cumulative effect of a change in
  accounting principle                                        $     .30          $     .33        $    1.05        $    1.20
Cumulative effect of a change in accounting
  principle, net of tax                                               -                  -                -              .05
                                                              ---------          ---------        ---------        ---------
Net earnings per share                                        $     .30          $     .33        $    1.05        $    1.25
                                                              =========          =========        =========        =========
Weighted-average shares outstanding:
  Basic                                                            58.3               58.4             58.2             58.2
  Effect of dilutive options                                         .1                 .3               .2               .3
                                                              ---------          ---------        ---------        ---------
  Diluted                                                          58.4               58.7             58.4             58.5
                                                              =========          =========        =========        =========

Dividends declared per common share                           $       -         $        -        $     .75        $     .72
                                                              =========          =========        =========        =========


                 See Notes to Consolidated Financial Statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in millions, except share data)


                                                                September 27,        December 28,
                                                                    2003                2002
                                                                -------------        ------------
                                                                 (unaudited)

ASSETS
    Current Assets
       Cash and cash equivalents                                $   85.4              $   18.4
       Accounts receivable - net of allowances                     561.2                 556.2
       Inventories
          Finished goods                                           316.8                 337.5
          Work in process                                           47.0                  42.0
          Raw materials                                             90.9                  86.2
          Excess of current cost over LIFO cost                    (89.5)                (95.8)
                                                                --------              --------
              Total inventory                                      365.2                 369.9
       Prepaid expenses and other assets                           119.1                 106.5
                                                                --------              --------
              Total current assets                               1,130.9               1,051.0

    Property and equipment
       Land                                                         25.6                  23.8
       Buildings and improvements                                  216.3                 202.9
       Machinery and equipment                                     570.8                 541.8
                                                                --------              --------
                                                                   812.7                 768.5
       Accumulated depreciation                                   (487.2)               (438.3)
                                                                --------              --------
              Property and equipment - net                         325.5                 330.2

    Deferred income tax benefits                                    61.5                  60.9
    Goodwill                                                       397.5                 366.4
    Other intangibles - net                                         68.6                  65.7
    Other assets                                                   123.9                 119.9
                                                                --------              --------

              Total assets                                      $2,107.9              $1,994.1
                                                                ========              ========


                 See Notes to Consolidated Financial Statements.

                              SNAP-ON INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in millions, except share data)


                                                                 September 27,        December 28,
                                                                     2003                2002
                                                                 -------------        ------------
                                                                 (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
       Accounts payable                                          $  175.4              $  170.9
       Notes payable and current maturities of long-term debt        31.8                  56.4
       Accrued benefits                                              44.1                  40.1
       Accrued compensation                                          43.3                  44.4
       Dealer deposits                                               48.4                  46.1
       Deferred subscription revenue                                 31.8                  42.5
       Income taxes                                                  35.9                  29.8
       Other accrued liabilities                                    147.8                 122.2
                                                                 --------             ---------
          Total current liabilities                                 558.5                 552.4

    Long-term debt                                                  303.9                 304.3
    Deferred income taxes                                            35.4                  33.6
    Retiree health care benefits                                     98.4                  94.0
    Pension liability                                               139.6                 136.6
    Other long-term liabilities                                      44.0                  42.8
                                                                 --------             ---------
          Total liabilities                                       1,179.8               1,163.7
                                                                 --------             ---------

SHAREHOLDERS' EQUITY
    Preferred stock - authorized 15,000,000 shares
      of $1 par value; none outstanding                                -                     -
    Common stock - authorized 250,000,000 shares
      of $1 par value; issued 66,942,777 and 66,897,506 shares       66.9                  66.9
    Additional paid-in capital                                       72.0                  72.9
    Retained earnings                                             1,081.9               1,064.2
    Accumulated other comprehensive income (loss)                   (43.6)               (123.8)
    Grantor stock trust at fair market value - 5,075,680
      and 5,321,977 shares                                         (138.8)               (147.5)
    Treasury stock at cost - 3,624,764 and 3,326,462 shares        (110.3)               (102.3)
                                                                 --------             ---------
          Total shareholders' equity                                928.1                 830.4
                                                                 --------             ---------

          Total liabilities and shareholders' equity             $2,107.9              $1,994.1
                                                                 ========             =========


                 See Notes to Consolidated Financial Statements.

                              SNAP-ON INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in millions)
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                  -----------------------------------
                                                                                  September 27,         September 28,
                                                                                      2003                  2002
                                                                                  -------------         -------------

OPERATING ACTIVITIES
    Net earnings                                                                     $  61.4               $  72.9
    Adjustments to reconcile net earnings to net cash
      provided (used) by operating activities:
       Cumulative effect of a change in accounting principle
         (net of tax) for goodwill                                                         -                  (2.8)
       Depreciation                                                                     41.9                  37.8
       Amortization of intangibles                                                       1.6                   1.3
       Deferred income tax provision (benefit)                                          (5.2)                 26.3
       Gain on sale of assets                                                              -                   (.5)
       Loss (gain) on mark to market for cash flow hedges                                 .8                  (1.6)
    Changes in operating assets and liabilities, net of effects of acquisitions:
       (Increase) decrease in receivables                                               27.7                  40.6
       (Increase) decrease in inventories                                               29.5                 (19.0)
       (Increase) decrease in prepaid and other assets                                 (23.0)                 (9.6)
       Increase (decrease) in accounts payable                                          (2.9)                 40.4
       Increase (decrease) in accruals and other liabilities                             8.2                 (60.0)
                                                                                     -------               -------
    Net cash provided by operating activities                                          140.0                 125.8

INVESTING ACTIVITIES
    Capital expenditures                                                               (18.7)                (37.3)
    Acquisitions of businesses - net of cash acquired                                     .1                   (.8)
    Disposal of property and equipment                                                   4.0                   6.8
                                                                                     -------               -------
    Net cash used in investing activities                                              (14.6)                (31.3)

FINANCING ACTIVITIES
    Payment of long-term debt                                                            (.2)                 (3.1)
    Increase in long-term debt                                                             -                   4.3
    Net decrease in short-term borrowings                                              (22.8)                (65.3)
    Purchase of treasury stock                                                          (8.1)                 (6.4)
    Proceeds from stock purchase and option plans                                        7.8                  17.2
    Proceeds from termination of interest rate swap agreement                            5.1                    -
    Cash dividends paid                                                                (43.6)                (41.8)
                                                                                     -------               -------
    Net cash used in financing activities                                              (61.8)                (95.1)

Effect of exchange rate changes on cash                                                  3.4                    .8
                                                                                     -------               -------

Increase in cash and cash equivalents                                                   67.0                    .2

Cash and cash equivalents at beginning of period                                        18.4                   6.7
                                                                                     -------               -------
Cash and cash equivalents at end of period                                           $  85.4               $   6.9
                                                                                     =======               =======
Supplemental cash flow disclosures:
    Cash paid for interest                                                           $  19.3               $  24.2
    Cash paid (refunded) for income taxes                                            $  13.3               $  (2.4)


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

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments and adjustments related to restructuring and other non-recurring charges) necessary to a fair statement of financial condition and results of operations for the three and nine months ended September 27, 2003, have been made. Management also believes that the results of operations for the three and nine months ended September 27, 2003, are not necessarily indicative of the results to be expected for the full year. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

2. In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires issuers to classify as liabilities certain classes of freestanding financial instruments (instruments that are entered into separately from other instruments or transactions or are legally detachable and separately exercisable) that represent obligations of the issuer. SFAS No. 150 is effective for all public company freestanding financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150, which became effective for Snap-on on June 29, 2003, the beginning of its fiscal 2003 third quarter, did not have a material impact on the company's consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities," which became effective for Snap-on on June 29, 2003, the beginning of its fiscal 2003 third quarter. SFAS No. 149 clarifies accounting for certain derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not have a material impact on the company's consolidated financial statements. See Note 9 for additional information on Snap-on's derivative and hedging financial instruments.

     The FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements") in January 2003. FIN No. 46 provides consolidation guidance regarding the identification of variable interest entities ("VIE") for which control is achieved through means other than through voting rights. FIN No. 46 provides guidance in determining if a business enterprise is the primary beneficiary of a VIE and whether or not that business enterprise should consolidate the VIE for financial reporting purposes. FIN No. 46 applies to a VIE in which equity investors of the VIE, if any, do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the VIE to finance its activities independently. FIN No. 46 requires each enterprise involved with a special purpose entity to determine whether it provides financial support to the special purpose entity through a variable interest. Variable interests may arise from financial instruments, service contracts, minority ownership interests or other arrangements. If an entity holds a majority of the variable interests, or a significant variable interest that is considerably more than any other party's variable interest, then that entity would be the primary beneficiary and would be required to include the assets,

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     liabilities and results of operations of the special purpose entity in its consolidated financial statements.

     In Snap-on's Form 10-Q for the quarter ended June 28, 2003, the company disclosed that it had completed its evaluation of FIN No. 46 and concluded that Snap-on was not required to consolidate Snap-on Credit LLC ("SOC"), a 50%-owned financial services joint venture that is accounted for using the equity method. On October 9, 2003, the FASB postponed the initial implementation date for FIN No. 46, which would have been effective for Snap-on on June 29, 2003, the beginning of its fiscal 2003 third quarter.

     The company is evaluating recent guidance from the FASB, the U.S. Securities and Exchange Commission ("SEC") and the accounting profession on the implementation of FIN No. 46, the results of which could alter the company's previously disclosed position on the consolidation of SOC. During the fourth quarter of 2003, Snap-on will continue to evaluate the appropriate accounting for SOC under FIN No. 46. The company will conclude on the impact of the adoption of FIN No. 46 in the fourth quarter of fiscal 2003, provided that FIN No. 46 becomes effective for Snap-on in that quarter. If it is determined that Snap-on is required to consolidate SOC, then Snap-on will include the assets and liabilities of SOC in its consolidated financial statements as of January 3, 2004, Snap-on's fiscal 2003 year end. Refer to Note 7 for additional information regarding SOC, including SOC's unaudited summary statements of financial condition as of September 30, 2003, and December 31, 2002, and SOC's unaudited summary results of operations for the three and nine months ended September 30, 2003, and September 30, 2002.

3. Accounts receivable include trade accounts receivable, installment receivables and dealer financing. Current gross installment receivables amounted to $59.1 million and $49.5 million at September 27, 2003, and December 28, 2002, and include $9.9 million and $8.1 million of unearned finance charges. The components of Snap-on's current accounts receivable were as follows:

                                             Sept.27,             Dec. 28,
     (Amounts in millions)                     2003                 2002
                                               ----                 ----
     Trade accounts receivable                 $519.3               $497.0
     Installment receivables                     49.2                 41.4
     Other accounts receivable                   38.3                 59.0
                                               ------               ------
          Total                                 606.8                597.4
     Allowance for doubtful accounts            (45.6)               (41.2)
                                               ------               ------
     Total accounts receivable - net           $561.2               $556.2
                                               ======               ======

     The long-term portion of accounts receivable is classified in "Other assets" on the accompanying Consolidated Balance Sheets and is comprised of installment and dealer financing receivables with payment terms that are due beyond one year. Long-term gross installment receivables amounted to $49.2 million and $45.2 million at September 27, 2003, and December 28, 2002, and include $8.5 million and $7.9 million of unearned finance charges.

4. Inventories consist of manufactured products and merchandise for resale and are stated at the lower of cost or market. Manufactured products include the costs of materials, labor and manufacturing overhead. Inventories accounted for using the first-in, first-out (FIFO) method as of September 27, 2003, and December 28, 2002, approximated 68% and 65% of total inventories, respectively. All other inventories are generally determined using the last-in, first-out (LIFO) cost method.

     The company's LIFO reserve at September 27, 2003, was $89.5 million, down $6.3 million from $95.8 million at December 28, 2002,and down $5.1 million from $94.6 million at June 28, 2003, reflecting lower inventory levels. Since year-end 2002, finished goods inventory levels have declined from $337.5 million to $316.8 million at September 27, 2003. The change in the company's LIFO reserve for both the three and nine months ended September 27, 2003, is reflected as a reduction in "Cost of goods sold" on the accompanying Consolidated Statements of Earnings.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. At the beginning of its 2002 fiscal year, Snap-on adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 applies to all goodwill and other intangible assets recognized by the company as of December 30, 2001. In accordance with SFAS No. 142, Snap-on recorded a cumulative effect of a change in accounting principle transition adjustment that increased net earnings in the first quarter of 2002 by $2.8 million, on both a pretax and after-tax basis, from the recognition of negative goodwill.

     Additional disclosures related to acquired intangible assets were as follows:


                                                 September 27, 2003                        December 28, 2002
                                        -------------------------------------    --------------------------------------
                                         Gross Carrying                            Gross Carrying
                                             Value             Accumulated             Value             Accumulated
                                                              Amortization                               Amortization
(Amounts in millions)
                                        ----------------    -----------------    ------------------    ----------------

Amortized intangible assets:
    Trademarks                            $  4.4               $  (.4)               $  3.9                $  (.3)
    Patents                                 31.4                (10.7)                 29.4                  (8.3)
                                          ------               ------                ------                ------
    Total                                   35.8                (11.1)                 33.3                  (8.6)
Unamortized intangible assets:
    Trademarks                              43.9                    -                  41.0                     -
                                          ------               ------                ------                ------
Total intangible assets                   $ 79.7               $(11.1)               $ 74.3                $ (8.6)
                                          ======               ======                ======                ======

     As of September 27, 2003, the weighted-average amortization period was 35 years for trademarks, 16 years for patents, and 19 years on a combined basis. As of December 28, 2002, the weighted-average amortization period was 34 years for trademarks, 16 years for patents, and 19 years on a combined basis.

     Amortization expense was $.7 million and $1.6 million for the three and nine months ended September 27, 2003, and $.5 million and $1.3 million for the three and nine months ended September 28, 2002. Total estimated annual amortization expense expected for each of the next five fiscal years, based on current levels of other intangible assets, is approximately $2.0 million.

     Goodwill was $397.5 million and $366.4 million at September 27, 2003, and December 28, 2002. The increase in goodwill as compared to the December 28, 2002, balance primarily reflects currency translation.

6. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 nullifies EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     the date of the entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 28, 2002. Snap-on adopted SFAS No. 146 at the beginning of its 2003 fiscal year.

     In mid-July 2003, Snap-on announced plans to phase out production at two of its U.S. hand tool manufacturing facilities, with a planned completion in 2004. In the company's Form 10-Q for the quarter ended June 28, 2003, Snap-on disclosed that it expected to record approximately $22 million of costs in the remainder of 2003 associated with these actions, of which approximately $17 million would be in the third quarter, including approximately $12 million for accelerated pension and post-retirement medical curtailment expenses, with the remaining costs primarily for severance and transition expenses. Snap-on also disclosed that it expected to incur approximately $4 million of severance and transition expenses over the phase-out period in 2004.

     In the third quarter of 2003, Snap-on recorded restructuring charges of $14.0 million, including $13.3 million for costs related to the above-mentioned facility closures. Due to continuing negotiations with the representative unions for these locations, the company was unable to record a portion of the severance and benefits that were previously anticipated to be recorded in the third quarter of 2003. Of the $13.3 million in facility closure costs recorded in the third quarter, $11.7 million was for the recognition of accelerated pension and post-retirement medical curtailment expenses, with the remaining costs primarily for severance, equipment transfer and other costs. In addition to the $13.3 million of costs incurred in the third quarter of 2003, the company now expects that it will record approximately $4 million to $5 million of severance and transition costs in the fourth quarter of 2003 and approximately $8 million to $9 million of remaining severance and transition costs in the first quarter of 2004 for these actions. Snap-on believes that the anticipated savings from the closure of the two U.S. hand tool facilities will be approximately $12 million per year, beginning in 2004. In the third quarter of 2003, Snap-on also incurred $.7 million of costs primarily for severance and facility consolidation or closure costs to effect consolidation initiatives and management realignment actions at various other Snap-on facilities.

     For the three months ended September 27, 2003, Snap-on recorded restructuring charges of $14.0 million, including $11.7 million for pension and post-retirement medical curtailment costs, as discussed above, $1.1 million for severance costs to effect consolidation initiatives and management realignment actions, and $1.2 million for facility consolidation or closure costs. For the nine months ended September 27, 2003, Snap-on recorded restructuring charges of $19.5 million, including the $11.7 million for pension and post-retirement medical curtailment costs, $6.1 million for severance costs to effect consolidation initiatives and management realignment actions, and $1.7 million for facility consolidation or closure costs. For the three and nine months ended September 27, 2003, restructuring charges of $13.3 million and $16.1 million were included in "Cost of goods sold," and $.7 million and $3.4 million were included in "Operating expenses," on the accompanying Consolidated Statements of Earnings.

     The restructuring reserve usage of $14.6 million for the quarter ended September 27, 2003, consisted of a non-cash pension and post-retirement medical curtailment charge of $11.7 million related to the above-mentioned closure of the two hand tool facilities, $1.6 million for severance

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     payments related to the separation of 207 employees, and $1.3 million for equipment transfer and other costs. The restructuring reserve usage of $19.9 million for the nine months ended September 27, 2003, included the $11.7 million for pension and post-retirement medical curtailment, $6.5 million for severance payments related to the separation of 353 employees, and $1.7 million for equipment transfer and other costs. During the first quarter of 2003, Snap-on completed its restructuring actions initiated in the fourth quarter of 2002.

     The composition of Snap-on's restructuring charge activity for the quarter ended September 27, 2003, was as follows:


                                            Balance at                                         Balance at
     (Amounts in millions)                June 28, 2003         Additions         Usage      Sept. 27, 2003
                                          -------------         ---------         -----      --------------
     Severance costs                           $ 3.0             $ 1.1          $ (1.6)           $ 2.5
     Pension and post-
     retirement medical                            -              11.7           (11.7)               -
     Facility consolidation
      or closure costs                            .1               1.2            (1.3)               -
                                               -----             -----          ------            -----
     Total                                     $ 3.1             $14.0          $(14.6)           $ 2.5
                                               =====             =====          ======            =====

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

7. SOC is an unconsolidated 50%-owned joint venture between Snap-on and The CIT Group, Inc. ("CIT") that is presently accounted for by Snap-on using the equity method. SOC was formed as a limited liability company with member contributions totaling $2.0 million, and SOC commenced operations on January 3, 1999. As of September 27, 2003, Snap-on's equity investment in SOC totaled approximately $6.2 million. SOC provides a broad range of financial services to Snap-on's U.S. dealer and customer network and to Snap-on's industrial and other customers. Snap-on also provides financing to its dealers and customers internationally through its wholly owned credit subsidiaries, the results of which are included in Snap-on's Consolidated Financial Statements.

     Snap-on receives royalty and management fee income from SOC based on the volume of financings originated by SOC. Snap-on also shares with CIT ratably in any residual net profit or loss of the joint venture after operating expenses, including royalty and management fees, interest costs and credit loss provisions.

     SOC sells substantially all of its originated contracts on a limited recourse basis to CIT, net of certain fees. SOC services these contracts for an estimated market-rate servicing fee.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     SOC establishes a reserve for all contract receivables sold to CIT, and SOC's credit losses on the sold contract receivables are limited to the extent of the reserve. SOC also establishes a prepayment reserve to cover amounts due to CIT as a result of early prepayments by customers on loans sold to CIT. Loan losses on the contract receivables retained by SOC were not material in any year.

     Snap-on has credit risk exposure for certain loans that SOC originates with recourse provisions against Snap-on. At September 27, 2003, and December 28, 2002, $27.4 million and $32.1 million of these loans, with terms ranging from six months to ten years, have a primary recourse provision against Snap-on if the loans become more than 90 days past due. For the three and nine months ended September 27, 2003, $.2 million and $1.2 million of such loans were purchased by Snap-on pursuant to the recourse provisions.

     The maximum potential amount of future payments that Snap-on could be required to make to SOC under the recourse provisions as of September 27, 2003, is $27.4 million, including $11.1 million that was originated in fiscal 2003. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on's loss in the event of default. In accordance with the provisions of FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," Snap-on established a liability for the estimated fair value of the guarantees for all fiscal-2003 loan originations with recourse. The remaining estimated fair value of the guarantees for the $11.1 million of fiscal-2003 loan originations outstanding with recourse as of September 27, 2003, was $.9 million.

     SOC had previously maintained a $25 million bank line of credit for working capital purposes, of which Snap-on was a 60% guarantor and CIT was a 40% guarantor. SOC's bank line of credit expired May 31, 2003, and was not renewed. CIT and Snap-on have agreed to fund SOC's future working capital requirements on a 50 / 50 basis, with a combined maximum borrowing limit not to exceed $24 million. As of September 27, 2003, the outstanding amount loaned by Snap-on to SOC pursuant to this agreement was $1.5 million. The balance loaned by Snap-on to SOC as of the end of SOC's calendar quarter, September 30, 2003, was $.5 million.

     The maximum exposure to Snap-on as of September 27, 2003, and December 28, 2002, related to SOC was the $6.2 million and $2.7 million equity investment plus the recourse obligations on customer financings and the outstanding amount borrowed by SOC, all of which are discussed above. At December 28, 2002, Snap-on's maximum exposure related to SOC also included the guarantee on SOC's bank line of credit.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Summarized unaudited financial information of SOC as of September 30, 2003, and December 31, 2002, and for the three and nine months ended September 30, 2003, and September 30, 2002, as provided to Snap-on by SOC, is as follows:



                                                       September 30,          December 31,
     (Amounts in millions)                                 2003                   2002
                                                           ----                   ----
     Cash and cash equivalents                            $  1.2                 $  5.4
     Receivables, net of allowances                         12.9                   13.4
     Servicing receivable                                    8.2                    7.6
     Due from members                                        8.1                   10.9
     Other assets                                           10.4                    8.0
                                                          ------                 ------
                                                           $40.8                 $ 45.3
                                                          ======                 ======

     Payable to members                                   $  8.3                 $ 12.4
     Reserves for contract receivables sold                 12.0                    8.3
     Other accrued liabilities                               7.2                    8.6
     Short-term borrowings                                   1.0                   11.0
     Members' equity                                        12.3                    5.0
                                                          ------                 ------
                                                          $ 40.8                  $45.3
                                                          ======                 ======


                                             Three Months Ended           Nine Months Ended
                                             ------------------           -----------------
                                                September 30,                September 30,
     (Amounts in millions)                      ------------                 ------------
     Revenues:                              2003           2002           2003          2002
                                            ----           ----           ----          ----
     Gain on sale of contract
           receivables sold                  $14.2         $15.2           $46.4         $39.0
     Servicing fee income                      2.6           2.1             7.7           6.5
     Other income                               .2            .2              .4            .3
                                             -----         -----           -----         -----
       Total revenues                         17.0          17.5            54.5          45.8

     Expenses:
     Royalty fees                              5.7           5.6            17.3          16.5
     Salaries and benefits                     4.3           3.8            12.7          11.3
     Management fees                           2.8           2.8             8.6           8.2
     Other                                     2.8           2.1             8.7           7.6
                                             -----         -----           -----         -----
       Total expenses                         15.6          14.3            47.3          43.6
                                             -----         -----           -----         -----

     Net income                              $ 1.4         $ 3.2           $ 7.2           2.2
                                             =====         =====           =====         =====

     The FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" in January 2003. As discussed in Note 2, the original implementation date for FIN No. 46 has been deferred. During the fourth quarter of 2003, Snap-on will continue to evaluate the appropriate accounting for SOC under FIN

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     No. 46. The company will conclude on the impact of the adoption of FIN No. 46 in the fourth quarter of fiscal 2003, provided that FIN No. 46 becomes effective for Snap-on in that quarter.

8. Notes payable and long-term debt at September 27, 2003, totaled $335.7 million, down $25.0 million from the $360.7 million reported at December 28, 2002. Notes payable to banks under bank lines of credit totaled $6.6 million and $22.3 million at September 27, 2003, and December 28, 2002. At September 27, 2003, Snap-on had commercial paper outstanding denominated in U.S. dollars of $25.0 million, and at December 28, 2002, Snap-on had commercial paper outstanding denominated in U.S. dollars of $25.0 million and Japanese yen of $7.9 million.

     At September 27, 2003, Snap-on had $408 million of multi-currency revolving credit facilities that provide back-up liquidity for its commercial paper programs. These facilities include a $200 million, 364-day revolving credit facility with a one-year term-out option that terminates on July 30, 2004. The company's credit facilities also include a five-year, $208 million revolving credit facility that terminates on August 20, 2005. As of September 27, 2003, and December 28, 2002, Snap-on was in compliance with all covenants of its revolving credit facilities and there were no borrowings under any revolving credit facility. Snap-on also has an unused committed $20 million bank line of credit that expires on August 1, 2004.

9. Snap-on accounts for its hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 and SFAS No. 149. These standards require that all derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or "Accumulated other comprehensive income (loss)," depending on the type of hedged transaction and whether the derivative is designated and effective as part of a hedged transaction. Gains or losses on derivative instruments reported in "Accumulated other comprehensive income (loss)" must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period.

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

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     At September 27, 2003, Snap-on had net outstanding foreign exchange forward contracts totaling $121.1 million comprised of buy contracts of $64.3 million in Swedish kronor and sell contracts of $97.2 million in euros, $44.4 million in British pounds, $18.6 million in Canadian dollars, $9.9 million in Singapore dollars, $7.2 million in Japanese yen, $3.7 million in Danish kronor, $3.3 million in Norwegian kronor and $1.1 million in other currencies. At December 28, 2002, Snap-on had net outstanding foreign exchange forward contracts totaling $161.9 million comprised of buy contracts of $52.5 million in Swedish kronor and sell contracts of $103.8 million in euros, $59.1 million in British pounds, $31.2 million in Canadian dollars, $7.5 million in Singapore dollars, $3.0 million in Danish kronor, $2.5 million in Australian dollars, $3.7 million in Mexican pesos and $3.6 million in other currencies.

     Snap-on classifies the majority of its forward exchange contracts as natural hedges and therefore these contracts are excluded from the assessment of effectiveness. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in "Other income (expense) - net" on the accompanying Consolidated Statements of Earnings. Those forward exchange contracts that qualify for hedge accounting treatment are accounted for as cash flow hedges where the effective portion of the changes in fair value of the derivative is recorded in "Accumulated other comprehensive income (loss)." When the hedged item is realized in income, the gain or loss included in "Accumulated other comprehensive income (loss)" is reclassified to income in the same financial statement caption as the hedged item. The ineffective portion of changes in fair value of the cash flow hedges are reported in earnings as foreign exchange gain or loss, which is included in "Other income (expense) - net," and were not material for the three and nine months ended September 27, 2003, and September 28, 2002.

     Non-Derivative Instruments Designated in Hedging Relationships: Snap-on uses non-U.S. dollar financing transactions as net investment hedges of long-term investments in the corresponding foreign currency. Hedges that meet the effectiveness requirements are accounted for under net investment hedging rules. The effective portion of the net investment hedge of a foreign operation is recorded in "Accumulated other comprehensive income
     (loss)" as a cumulative translation adjustment. When applicable, the ineffective portion of the net investment hedge is recorded in earnings as foreign exchange gain or loss, which is included in "Other income (expense)
     - net." These ineffective portions were not material for the three and nine months ended September 27, 2003, and September 28, 2002. At September 27, 2003, net gains of $.1 million arising from effective hedges of net investments have been reflected in the cumulative translation adjustment account as a component of "Accumulated other comprehensive income (loss)."

     Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     The notional amount of interest rate swaps was $50 million at September 27, 2003, and December 28, 2002, and included $25 million of fair value hedges and $25 million of cash flow hedges.

     For all cash flow hedges qualifying for hedge accounting under SFAS No. 133, the net accumulated derivative loss at September 27, 2003, was $2.4 million, after tax, and is reflected in "Accumulated other comprehensive income (loss)." Changes in the fair value of derivative financial instruments qualifying for hedge accounting under SFAS No. 133, are reflected as derivative assets or liabilities with the corresponding gains or losses reflected in earnings in the period of change. An offsetting gain or loss is also reflected in earnings based upon the changes of the fair value of the debt instrument being hedged. For all fair value hedges qualifying for hedge accounting under SFAS No. 133, the net accumulated derivative loss at September 27, 2003, was $1.7 million. At September 27, 2003, the maximum maturity date of any cash flow hedge and fair value hedge was approximately two years and eight years, respectively. During the next 12 months, Snap-on expects to reclassify into earnings net losses from "Accumulated other comprehensive income (loss)" of approximately $.9 million after tax at the time the underlying hedged transactions are realized.

     During the quarter ended September 27, 2003, cash flow hedge and fair value hedge ineffectiveness was not material.

10. Snap-on has stock option plans for directors, officers and key employees, with expiration dates on the options ranging from 2003 to 2013 and vesting periods ranging from immediate to three years. The plans provide that options be granted at exercise prices equal to market value on the date the option is granted.

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

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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


                                                                       Three Months Ended         Nine Months Ended
                                                                      Sept. 27,    Sept. 28,     Sept. 27,    Sept. 28,
     (Amounts in millions except per share data)                       2003         2002          2003         2002
                                                                       ----         ----          ----         ----

     Net earnings, as reported                                          $17.7        $19.2        $61.4         $72.9
     Add: Stock-based employee compensation
               expense (income) included in reported net
               earnings, net of related tax effects                        .3          (.2)         2.2           (.7)

     Deduct: Total stock-based employee compensation
               expense determined under fair value based
               method for all awards, net of related tax effects         (2.0)        (1.9)        (5.7)         (5.7)
                                                                        -----        -----        -----         -----
     Pro forma net earnings                                             $16.0        $17.1        $57.9         $66.5
                                                                        =====        =====        =====         =====
     Net earnings per share - basic and diluted:
       As reported                                                      $ .30        $ .33        $1.05         $1.25
       Pro forma                                                          .27          .29          .99          1.14

     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

11. Basic earnings per share calculations were computed by dividing net earnings by the corresponding weighted-average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Snap-on had dilutive shares as of September 27, 2003, and September 28, 2002, of 149,711 shares and 326,352 shares. Options to purchase 3,779,270 shares and 2,320,019 shares of Snap-on common stock at September 27, 2003, and September 28, 2002, were not included in the computation of diluted earnings per share as the exercise prices of the options was greater than the average market price of the common stock for the respective period and the effect on earnings per share would be anti-dilutive.

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Total comprehensive income for the three and nine months ended September 27, 2003, and September 28, 2002, was as follows:

                                                    Three Months Ended                   Nine Months Ended
                                                --------------------------        ---------------------------
                                                Sept. 27,        Sept. 28,        Sept. 27,         Sept. 28,
     (Amounts in millions)                        2003             2002             2003              2002
                                                  ----             ----             ----              ----
     Net earnings                                $  17.7          $  19.2          $  61.4           $  72.9
     Foreign currency translation                     .4             (8.0)            79.1              31.5
     Change in fair value of derivative
       instruments, net of tax                        .2              (.9)             1.0              (1.7)
                                                 -------          -------          -------           -------
     Total comprehensive income                  $  18.3          $  10.3          $ 141.5           $ 102.7
                                                 =======          =======          =======           =======

13. Snap-on has various corporate and government customers worldwide that purchase Snap-on products pursuant to multi-year contracts. These contracts can include a variety of terms and are periodically subject to audit by the customers for compliance. Snap-on currently has two contracts being audited by government auditors. Snap-on is also involved in various other legal matters that are being defended and handled in the ordinary course of business. Snap-on maintains accruals for such costs that it expects to incur with regard to these matters. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on Snap-on's financial statements.

     Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its reserve requirements based on historical warranty loss experience that is periodically adjusted for recent actual experience. The following is an analysis of Snap-on's product warranty reserve for the three and nine months ended September 27, 2003, and September 28, 2002:

                                                    Three Months Ended                   Nine Months Ended
                                                --------------------------        ---------------------------
                                                Sept. 27,        Sept. 28,        Sept. 27,         Sept. 28,
     (Amounts in millions)                        2003             2002             2003              2002
                                                  ----             ----             ----              ----

     Beginning of period                         $  11.8          $   8.4          $  11.6           $   8.2
     Additions                                       2.6              5.0              8.7              11.7
     Usage                                          (3.0)            (2.6)            (8.9)             (9.1)
                                                 -------          -------          -------           -------
     End of period                               $  11.4          $  10.8          $  11.4           $  10.8
                                                 =======          =======          =======           =======

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Snap-on's business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on's reportable business segments include: (i) the Snap-on Dealer Group; (ii) the Commercial and Industrial Group; and (iii) the Diagnostics and Information Group. The Snap-on Dealer Group consists of Snap-on's business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle-service information, business management systems, equipment repair services and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace.

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

                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Financial data by segment was as follows:

                                                          Three Months Ended                   Nine Months Ended
                                                      --------------------------        ---------------------------
                                                      Sept. 27,        Sept. 28,        Sept. 27,         Sept. 28,
     (Amounts in millions)                              2003             2002             2003              2002
                                                        ----             ----             ----              ----
      Net sales to external customers:
      Snap-on Dealer Group                            $  244.9         $   236.5        $   777.6         $   758.4
      Commercial and Industrial Group                    236.0             224.2            729.5             680.8
      Diagnostics and Information Group                   44.7              41.7            126.8             120.4
                                                      --------         ---------        ---------         ---------
      Total net sales to external customers           $  525.6         $   502.4        $ 1,633.9         $ 1,559.6
                                                      ========         =========        =========         =========
      Intersegment sales:
      Snap-on Dealer Group                            $    6.7         $     6.8        $    20.2         $    17.5
      Commercial and Industrial Group                     28.6              28.8             90.1              89.3
      Diagnostics and Information Group                   34.8              43.3            105.0             135.1
                                                      --------         ---------        ---------         ---------
      Total intersegment sales                        $   70.1         $    78.9        $   215.3         $   241.9
                                                      ========         =========        =========         =========

      Total net sales:
      Snap-on Dealer Group                            $  251.6         $   243.3        $   797.8         $   775.9
      Commercial and Industrial Group                    264.6             253.0            819.6             770.1
      Diagnostics and Information Group                   79.5              85.0            231.8             255.5
                                                      --------         ---------        ---------         ---------
      Segment net sales                                  595.7             581.3          1,849.2           1,801.5
      Intersegment eliminations                          (70.1)            (78.9)          (215.3)           (241.9)
                                                      --------         ---------        ---------         ---------
      Total consolidated net sales                    $  525.6         $   502.4        $ 1,633.9         $ 1,559.6
                                                      ========         =========        =========         =========

      Operating earnings:
      Snap-on Dealer Group                            $    8.2         $    11.7        $    55.4         $    64.6
      Commercial and Industrial Group                      3.8               9.2             10.7              28.6
      Diagnostics and Information Group                    9.1               8.1             17.0              17.4
                                                      --------         ---------        ---------         ---------
      Segment operating earnings                          21.1              29.0             83.1             110.6
      Net finance income                                  10.0              10.3             31.7              26.4
                                                      --------         ---------        ---------         ---------
      Operating earnings                                  31.1              39.3            114.8             137.0
      Interest expense                                    (5.8)             (6.9)           (18.2)            (22.2)
      Other income (expense) - net                        (2.4)             (2.3)            (6.5)             (5.3)
                                                      --------         ---------        ---------         ---------
      Earnings before income taxes                    $   22.9         $    30.1          $  90.1         $   109.5
                                                      ========         =========        =========         =========


                              SNAP-ON INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                           As of
                                                 ----------------------------
                                                  Sept. 27,        Dec. 28,
     (Amounts in millions)                          2003             2002
                                                 ---------       ------------
     Assets:
     Snap-on Dealer Group                         $  757.0        $  759.7
     Commercial and Industrial Group               1,087.3         1,010.7
     Diagnostics and Information Group               199.0           198.5
                                                  --------        --------
     Total from reportable segments                2,043.3         1,968.9
     Financial Services                               97.6            82.5
     Elimination of intersegment receivables         (33.0)          (57.3)
                                                  --------        --------
     Total assets                                 $2,107.9        $1,994.1
                                                  ========        ========

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated
------------

Third Quarter

Net sales were $525.6 million in the third quarter of 2003, up $23.2 million, or 4.6%, from the $502.4 million in the prior-year period. The year-over-year increase in net sales includes favorable currency translation of $19.7 million, or 3.9% of total sales, as well as a 5.7% increase in sales volume in the North American franchised dealer operation, and a 10.7% increase in sales to new vehicle dealerships under facilitation agreements ("the facilitation business"). Favorable net pricing also contributed to the year-over-year sales increase. These year-over-year increases in sales were largely offset by a continued decline in sales of equipment and large platform-based diagnostics. Sales of tools for industrial and commercial applications worldwide were essentially flat year over year.

The ramp-up of the Technical Automotive Group ("TAG"), which was launched in the second quarter of 2003, continued in the third quarter with sales, sales leads and margins increasing sequentially compared with the second quarter of 2003, despite a traditional seasonal downturn and the continued difficult economy. The TAG direct sales group was created to enhance Snap-on's existing equipment distribution network and improve the long-term operating margin in that business. As expected, the launch of the new TAG sales organization led to a short-term disruption in sales, negatively affecting both second and third quarter year-over-year sales comparisons. Snap-on continues to expect sequentially improved TAG equipment sales and profitability trends in the fourth quarter of 2003.

Net earnings were $17.7 million, or $.30 per diluted share, for the third quarter of 2003, as compared with net earnings of $19.2 million, or $.33 per diluted share, for the third quarter of 2002. Net earnings in the third quarter of 2003 included $8.7 million ($13.3 million pretax), or $.15 per diluted share, for costs associated with the previously announced closure of two of Snap-on's U.S. hand tool manufacturing facilities. Net earnings in 2003 also included $2.8 million, or $.05 per diluted share, as a result of a lower third-quarter effective tax rate. Foreign currency effects on diluted earnings per share were negligible in the third quarter of 2003.

Gross profit for the third quarter of 2003 was $221.8 million, down $6.0 million from $227.8 million in the prior-year period. As a percentage of sales, gross profit margin was 42.2% in the third quarter of 2003, versus 45.3% in the third quarter of 2002. Gross profit in the third quarter of 2003 was reduced by $13.3 million, primarily for accelerated pension and post-retirement medical curtailment costs, for the closure of the two hand tool facilities. The combined effect of lower sales of large platform-based diagnostics products through the company's technical representatives ("tech rep") organization, unfavorable sales mix and lower sales volumes in the Commercial and Industrial Group, higher sales volume in the North American franchised dealer business and favorable net pricing, lowered third-quarter 2003 gross profit by $1.6 million. Additionally, year-over-year favorable net currency impacts of $6.6 million and net savings from restructuring and Operational Fitness activities of $3.2 million were partially offset by higher pension, other retirement and insurance costs of $2.1 million. Unfavorable year-over-year manufacturing cost absorption, primarily due to lower production volumes associated with improving inventory turns in a slow sales environment, and inventory-related adjustments were more than offset by a third-quarter 2003 reduction of $5.1 million in the company's LIFO reserve, relfecting the continued progress in Snap-on's efforts to reduce inventory levels.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating expenses for the third quarter of 2003 were $200.7 million, or 38.2% of sales, as compared to $198.8 million, or 39.6% of sales, in the prior-year period. The $1.9 million increase in year-over-year operating expenses primarily includes unfavorable net currency impacts of $6.6 million, higher pension, other retirement and insurance costs of $3.5 million, and higher health care costs of $1.8 million, partially offset by savings from continuous improvement and cost reduction initiatives of $4.3 million and lower bad debt expense of $3.7 million. Snap-on also incurred operating expenses of $.7 million in the third quarter of 2003 for continuous improvement initiatives, as compared to $1.6 million in the third quarter of 2002.

Operating earnings were $31.1 million for the third quarter of 2003 compared with $39.3 million in the third quarter of 2002. In addition to the year-over-year gross profit and operating expense impacts discussed above, net finance income of $10.0 million in the third quarter of 2003 was down slightly as compared to $10.3 million in the third quarter of 2002.

Year to Date

For the first nine months of 2003, net sales were $1,633.9 million, up $74.3 million, or 4.8%, from the $1,559.6 million in the prior-year period. Favorable currency impacts of $78.4 million, along with increased sales in the worldwide franchised dealer operation and in the facilitation business, were partially offset by declines in sales of industrial tools, equipment and large platform-based diagnostics. Favorable net pricing and benefits from sales of new products also contributed to the year-over-year sales increase.

For the first nine months of 2003, net earnings were $61.4 million, or $1.05 per diluted share, as compared with net earnings of $72.9 million, or $1.25 per diluted share, in 2002. Net earnings in 2002 included a first-quarter net gain of $2.8 million, or $.05 per diluted share, for the cumulative effect of an accounting change associated with Snap-on's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Snap-on adopted SFAS No. 142 at the beginning of its 2002 fiscal year. For the first nine months of 2002, net earnings before the cumulative effect of the change in accounting principle were $70.1 million, or $1.20 per diluted share. Foreign currency effects on diluted earnings per share were negligible in the first nine months of 2003.

Gross profit for the first nine months of 2003 was $713.3 million, as compared to $714.9 million in the first nine months of 2002. Year to date, gross profit margin was 43.7% in 2003, versus 45.8% in 2002. For the first nine months of 2003, gross profit benefited from favorable net currency impacts of $25.4 million and savings from restructuring and Operational Fitness activities of $12.9 million. Gross profit in 2003 was negatively impacted by $16.1 million of higher costs for continuous improvement initiatives, including the $13.3 million incurred in the third quarter for the closure of the two hand tool facilities. The combination of unfavorable sales mix and lower sales volumes, particularly in the Commercial and Industrial Group, partially offset by benefits from favorable net pricing, reduced gross profit by $11.0

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

million for the first nine months of 2003. Unfavorable manufacturing cost absorption and inventory-related costs, net of LIFO reserve benefits realized, also lowered year-to-date 2003 gross profit by $10.0 million. In the first nine months of 2003, Snap-on also incurred higher year-over-year pension, other retirement and insurance costs of $5.1 million.

Operating expenses for the first nine months of 2003 were $630.2 million, or 38.6% of sales, as compared to $604.3 million, or 38.7% of sales, in the prior-year period. The $25.9 million, or 4.3%, increase in year-over-year operating expenses primarily includes unfavorable net currency impacts of $25.4 million, higher pension, other retirement and insurance costs of $11.1 million, increased costs of $1.7 million for the "More Feet on the Street" dealer expansion and enhancement initiative, costs for continuous improvement initiatives of $3.4 million, higher health care costs of $2.0 million, and higher research and development spending of $1.4 million. The year-over-year operating expense comparison was also impacted by the inclusion, in 2003, of $3.8 million in operating expenses for the prior-year acquisition of two business operations. These year-over-year increases were partially offset by savings of $13.7 million from Snap-on's restructuring and Operational Fitness activities. In addition, the year-over-year operating expense comparison benefited from the absence of costs incurred in the first quarter of 2002 that included $3.0 million related to the 2002 resignation of Snap-on's former chief financial officer and $2.6 million for the write-down of a receivable related to the closure of auto service centers associated with a major retailer's bankruptcy. Operating expenses in the first nine months of 2002 included $3.4 million for employee and equipment relocation transition costs to finalize the company's fiscal 2001 restructuring actions.

Operating earnings for the first nine months of 2003 were $114.8 million, compared to $137.0 million in the first nine months of 2002. In addition to the year-over-year gross profit and operating expense impacts discussed above, Snap-on realized higher net finance income of $5.3 million for the first nine months of 2003, primarily as a result of increased credit originations and continued favorable interest rates.

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

The following discussion focuses on Snap-on's net sales and operating earnings by reportable segment.


                                                          Three Months Ended                 Nine Months Ended
                                                      --------------------------         --------------------------
                                                      Sept. 27,        Sept. 28,         Sept. 27,        Sept. 28,
      (Amounts in millions)                             2003             2002              2003             2002
                                                      ---------        ---------         ---------        ---------
      Total net sales:
      Snap-on Dealer Group                             $ 251.6           $ 243.3         $  797.8          $  775.9
      Commercial and Industrial Group                    264.6             253.0            819.6             770.1
      Diagnostics and Information Group                   79.5              85.0            231.8             255.5
                                                       -------           -------         --------          --------
      Segment net sales                                  595.7             581.3          1,849.2           1,801.5
      Intersegment eliminations                          (70.1)            (78.9)          (215.3)           (241.9)
                                                       -------           -------         --------          --------
      Total consolidated net sales                     $ 525.6           $ 502.4         $1,633.9          $1,559.6
                                                       =======           =======         ========          ========
      Operating earnings:
      Snap-on Dealer Group                             $   8.2           $  11.7          $  55.4          $   64.6
      Commercial and Industrial Group                      3.8               9.2             10.7              28.6
      Diagnostics and Information Group                    9.1               8.1             17.0              17.4
                                                       -------           -------         --------          --------
      Segment operating earnings                          21.1              29.0             83.1             110.6
      Net finance income                                  10.0              10.3             31.7              26.4
                                                       -------           -------         --------          --------
      Operating earnings                                  31.1              39.3            114.8             137.0
      Interest expense                                    (5.8)             (6.9)           (18.2)            (22.2)
      Other income (expense) - net                        (2.4)             (2.3)            (6.5)             (5.3)
                                                       -------           -------         --------          --------
      Earnings before income taxes                     $  22.9           $  30.1          $  90.1            $109.5
                                                       =======           =======         ========          ========


Snap-on Dealer Group

In the worldwide Snap-on Dealer Group, segment net sales for the third quarter of 2003 were $251.6 million, as compared to $243.3 million in the comparable prior-year period. Higher year-over-year sales in the North American franchised dealer operation, coupled with favorable currency translation impacts of $5.3 million, were partially offset by significantly lower sales of equipment and large platform-based diagnostics through the tech rep organization. The sales growth in the North American franchised dealer operation in the third quarter of 2003 reflects sales gains by dealers to end-user customers - automotive

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

technicians and mechanics. In the Dealer Group's international markets, sales were up slightly year over year due to favorable currency translation.

In 2002, Snap-on began focusing its dealers on the importance of better working capital management, including improving inventory turns. Over the past 15 months, Snap-on's sales growth was constrained as dealers continued to improve their inventory turns. While this focus will continue, Snap-on believes the unfavorable effect on its sales from this action to be largely behind it at the present time. The improved working capital position of its dealers reflects Snap-on's continued focus on enhancing the business proposition for, and the fiscal strength of, its dealers under the More Feet on the Street initiative. End-market demand for tools and tool storage products in the first nine months of 2003 increased as sell-through by the dealers was up slightly when compared with the first nine months of 2002, despite the negative effect of severe winter weather in certain parts of the United States that hindered dealers' sales activity in the first quarter of 2003.

Segment earnings for the Dealer Group for the third quarter of 2003 of $8.2 million were down from $11.7 million in the third quarter of 2002. As a percentage of net sales, segment earnings were 3.3% in the third quarter of 2003, as compared to 4.8% in the third quarter of 2002. Segment earnings in 2003 were reduced by $11.6 million for continuous improvement activities, including $11.5 million in costs related to the closure of two hand tool facilities, and by $2.6 million in higher year-over-year costs for pension, other retirement and insurance. In 2003, benefits from favorable net pricing, lower inventory levels and the success of new products, as well as productivity and cost savings of $2.0 million, and lower year-over-year bad debt expense of $1.8 million, were only partially offset by lower manufacturing cost absorption and weakness in sales of equipment and large platform-based diagnostics sold through the tech rep organization. In the third quarter of 2002, the Dealer Group incurred $.8 million of restructuring-related transition costs to complete its 2001 restructuring initiatives.

For the first nine months of 2003, segment net sales were $797.8 million, as compared to $775.9 million in the comparable prior-year period. Higher year-over-year sales in the North American franchised dealer operation and in the Dealer Group's international markets, including favorable currency translation impacts of $16.5 million, were partially offset by lower sales of equipment and large platform-based diagnostics sold through the tech rep organization.

Segment earnings for the Dealer Group for the first nine months of 2003 were $55.4 million, down from $64.6 million in the first nine months of 2002. On a year-to-date basis, segment earnings were 6.9% of segment net sales in 2003, as compared to 8.3% in the first nine months of 2002. Costs of $15.0 million for continuous improvement initiatives, including third-quarter costs of $11.6 million, and increased costs for pension, other retirement and insurance of $8.3 million, lowered segment earnings for the Dealer Group in 2003. Snap-on also incurred higher year-over-year costs of $1.7 million for continued investment in the More Feet on the Street initiative. Costs incurred for the More Feet on the Street initiative included higher dealer turnover costs to remove low-performing dealers, as well as higher costs for new dealer training, recruiting and other dealer expansion costs. In 2003, benefits from productivity and cost savings of $7.0 million, as well as benefits from favorable net pricing and the success of new products, were only partially offset by lower manufacturing cost absorption and weakness in sales of equipment and large platform-based diagnostics sold through the tech rep organization. For the first nine

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

months of 2002, the Dealer Group incurred $2.4 million of restructuring-related transition costs to complete its 2001 restructuring initiatives.


Commercial and Industrial Group

In the Commercial and Industrial Group, segment net sales for the third quarter of 2003 were $264.6 million, up 4.6% from $253.0 million in the third quarter of 2002, including favorable currency translation of $13.1 million and sales growth in the facilitation business. These year-over-year increases were partially offset by sales declines of capital equipment to vehicle repair shops in North America and Europe, reflecting ongoing depressed economic conditions. Sales of tools in the industrial and commercial marketplace worldwide for the third quarter of 2003 were flat with prior-year levels. The continued decline in sales to states and local municipalities was more than offset by increased sales to federal government entities. In addition to the continuing weak capital goods market, the second-quarter 2003 launch of the new TAG sales organization, which is focused on the marketing of equipment, also contributed to the weaker third quarter sales performance year over year. Snap-on believes that the TAG organization will enhance the company's alignment of resources to provide better sales coverage, training and service to its customers. As of the end of the third quarter, sales, sales leads and margins increased sequentially compared with the second quarter of 2003, despite a traditional seasonal downturn and the continued difficult economy. Snap-on continues to expect sequentially improved TAG equipment sales and profitability trends toward the latter part of 2003, and on into 2004.

Segment earnings for the Commercial and Industrial Group for the third quarter of 2003 were $3.8 million, down from $9.2 million in the third quarter of 2002. As a percentage of net sales, segment earnings were 1.4% in the third quarter of 2003, as compared to 3.6% in the third quarter of 2002. Lower volumes and unfavorable sales mix in 2003 adversely impacted year-over-year operating earnings by $4.8 million, as the unfavorable earnings effect from lower sales of high-margin industrial tools and equipment, including the impact related to the start-up of the new TAG organization, was not offset by the increased sales in the lower-margin facilitation business. Segment earnings in 2003 were also lowered by $2.2 million for continuous improvement activities, including $1.8 million related to the closure of the two hand tool facilities, and by $2.5 million in higher year-over-year costs for pension, other retirement and insurance. Savings of $3.8 million from restructuring and Operational Fitness activities partially offset these declines in year-over-year segment earnings. In the third quarter of 2002, the Commercial and Industrial Group incurred $.6 million of restructuring-related transition costs to complete its 2001 restructuring initiatives.

In the Commercial and Industrial Group, segment net sales for the first nine months of 2003 were $819.6 million, up $49.5 million or 6.4%, as compared to $770.1 million in the first nine months of 2002, including $55.5 million from favorable currency translation. Growth in the company's facilitation business, along with higher sales of equipment for the European vehicle-service marketplace, reflecting the success of new product introductions over the past three years, was partially offset by sales declines in industrial tools and equipment, principally in North America, largely reflecting the continued impact of weak economic conditions in the manufacturing and capital goods marketplace.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the first nine months of 2003, segment earnings for the Commercial and Industrial Group were $10.7 million, as compared to $28.6 million in the first nine months of 2002. As a percentage of segment net sales, segment earnings for the first nine months of 2003 were 1.3%, as compared to 3.7% in the comparable prior-year period. Segment operating earnings in 2003 were adversely impacted by lower volumes, general cost increases and unfavorable sales mix of $14.7 million, unfavorable manufacturing absorption and inventory-related costs of $7.2 million, and higher costs of $6.7 million for pension, other retirement and insurance. Segment earnings in 2003 were also lowered by $4.3 million for continuous improvement activities, including $1.8 million related to the closure of the two U.S. hand tool facilities. Savings from fiscal 2002 restructuring and Operational Fitness activities of $13.5 million and benefits from favorable net pricing partially offset these declines in year-over-year segment earnings. For the first nine months of 2002, the Commercial and Industrial Group incurred $3.9 million of restructuring-related transition costs to complete its 2001 restructuring initiatives.

Diagnostics and Information Group

In the Diagnostics and Information Group, segment net sales for the third quarter of 2003 were $79.5 million, down $5.5 million, or 6.5%, as compared to $85.0 million in the third quarter of 2002, including favorable currency of $1.3 million. The year-over-year sales decline is principally attributable to lower intersegment sales. Increased sales of handheld diagnostics were more than offset by a decline in sales of equipment and large platform-based diagnostics in North America, primarily in products sold through the Dealer Group's tech rep organization. In addition, the Diagnostics and Information Group transferred production of certain European equipment products to the Commercial and Industrial Group, which reduced its intersegment sales for these products.

Despite the decline in year-over-year sales, segment earnings for the Diagnostics and Information Group for the third quarter of 2003 were $9.1 million, as compared to $8.1 million in the third quarter of last year. As a percentage of segment net sales, operating margin in the Diagnostics and Information Group was 11.4%, as compared to 9.5% in the third quarter of 2002. The year-over-year increase in both segment earnings and operating margins primarily reflects the impact of productivity and cost savings of $1.7 million from the realignment of production capabilities in certain European equipment lines, as well as contributions from new products and favorable net pricing.

In the Diagnostics and Information Group, segment net sales for the first nine months of 2003 were $231.8 million, down $23.7 million, or 9.3%, as compared to the comparable period in 2002. As discussed above, the year-over-year sales decline is principally attributable to lower intersegment sales, including the transferring of production of certain European equipment products to the Commercial and Industrial Group.

Segment earnings for the Diagnostics and Information Group for the first nine months of 2003 were $17.0 million, or 7.3% of segment net sales, as compared to $17.4 million, or 6.8%, in the first nine months of 2002. Savings of $6.1 million from productivity, restructuring and cost reduction efforts, as well as benefits from favorable net pricing and new product sales, were more than offset by the combined net margin impact of the lower sales volumes and lower manufacturing cost absorption. In addition, year-over-year segment earnings were lowered by higher costs for pension, other retirement and insurance of

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

$1.2 million. Segment earnings in 2002 were lowered by $2.6 million for the first-quarter write-down of a receivable related to the closure of auto service centers associated with a major retailer's bankruptcy.

Other
-----

Net finance income was $10.0 million in the third quarter of 2003, down $.3 million from $10.3 million in the prior-year period, primarily reflecting higher expenses on flat credit originations volume. For the first nine months of 2003, net finance income was $31.7 million, compared to $26.4 million in 2002. Higher credit originations and a more favorable interest-rate environment contributed to the year-over-year increase.

Interest expense was $5.8 million in the third quarter of 2003, down $1.1 million from $6.9 million in the third quarter of 2002, reflecting significantly lower year-over-year debt levels. For the first nine months of 2003, interest expense of $18.2 million was down $4.0 million from $22.2 million in the prior year, reflecting lower average interest rates and significantly lower debt levels due to strong cash flow from operating activities.

Other income (expense)-net was an expense of $2.4 million for the third quarter of 2003, as compared to an expense of $2.3 million in the comparable prior-year period. This item includes the impact of all non-operating items such as interest income, minority interests, hedging and exchange rate transaction gains and losses, and other miscellaneous non-operating items. Minority interest expense for the third quarter of 2003 was $.8 million, as compared to $.9 million for the third quarter of 2002. For the nine months ended September 27, 2003, and September 28, 2002, minority interest expense totaled $1.9 million and $2.0 million, respectively.

Snap-on's effective tax rate of 22.7% for the third quarter of 2003 benefited from the conclusion of prior-years' tax matters. For the first nine months of 2003, Snap-on's overall effective tax rate was 31.9%. Snap-on anticipates that its effective tax rate for the fourth quarter of 2003 will approximate 35%. Snap-on's effective income tax rate was 36.2% in the third quarter of 2002 and 36.0% for the first nine months of 2002.

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

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In mid-July 2003, Snap-on announced plans to phase out production at two of its U.S. hand tool manufacturing facilities, with a planned completion in 2004. In the company's Form 10-Q for the quarter ended June 28, 2003, Snap-on disclosed that it expected to record approximately $22 million of costs in the remainder of 2003 associated with these actions, of which approximately $17 million would be in the third quarter, including approximately $12 million for accelerated pension and post-retirement medical curtailment expenses, with the remaining costs primarily for severance and transition expenses. Snap-on also disclosed that it expected to incur approximately $4 million of severance and transition expenses over the phase-out period in 2004.

In the third quarter of 2003, Snap-on recorded restructuring charges of $14.0 million, including $13.3 million for costs related to the above-mentioned facility closures. Due to continuing negotiations with the representative unions for these locations, the company was unable to record a portion of the severance and benefits that were previously anticipated to be recorded in the third quarter of 2003. Of the $13.3 million in facility closure costs recorded in the third quarter, $11.7 million was for the recognition of accelerated pension and post-retirement medical curtailment expenses, with the remaining costs primarily for severance, equipment transfer and other costs. In addition to the $13.3 million of costs incurred in the third quarter of 2003, the company now expects that it will record approximately $4 million to $5 million of severance and transition costs in the fourth quarter of 2003 and approximately $8 million to $9 million of remaining severance and transition costs in the first quarter of 2004 for these actions. Snap-on believes that the anticipated savings from the closure of the two U.S. hand tool facilities will be approximately $12 million per year, beginning in 2004. In the third quarter of 2003, Snap-on also incurred $.7 million of costs primarily for severance and facility consolidation or closure costs to effect consolidation initiatives and management realignment actions at various other Snap-on facilities.

For the three months ended September 27, 2003, Snap-on recorded restructuring charges of $14.0 million, including $11.7 million for pension and post-retirement medical curtailment costs, as discussed above, $1.1 million for severance costs to effect consolidation initiatives and management realignment actions, and $1.2 million for facility consolidation or closure costs. For the nine months ended September 27, 2003, Snap-on recorded restructuring charges of $19.5 million, including the $11.7 million for pension and post-retirement medical curtailment costs, $6.1 million for severance costs to effect consolidation initiatives and management realignment actions, and $1.7 million for facility consolidation or closure costs. For the three and nine months ended September 27, 2003, restructuring charges of $13.3 million and $16.1 million were included in "Cost of goods sold," and $.7 million and $3.4 million were included in "Operating expenses," on the accompanying Consolidated Statements of Earnings.

The restructuring reserve usage of $14.6 million for the quarter ended September 27, 2003, consisted of a non-cash pension and post-retirement medical curtailment charge of $11.7 million related to the above-mentioned closure of the two hand tool facilities, $1.6 million for severance payments related to the separation of 207 employees, and $1.3 million for equipment transfer and other costs. The restructuring reserve usage of $19.9 million for the nine months ended September 27, 2003, included the $11.7 million for pension and post-retirement medical curtailment, $6.5 million for severance

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

payments related to the separation of 353 employees, and $1.7 million for equipment transfer and other costs. During the first quarter of 2003, Snap-on completed its restructuring actions initiated in the fourth quarter of 2002.

The composition of Snap-on's restructuring charge activity for the quarter ended September 27, 2003, was as follows:


                                            Balance at                                         Balance at
     (Amounts in millions)                June 28, 2003         Additions         Usage      Sept. 27, 2003
                                          -------------         ---------         -----      --------------

     Severance costs                           $ 3.0             $  1.1          $ (1.6)           $ 2.5
     Pension and post-
      retirement medical                           -               11.7           (11.7)               -
     Facility consolidation
      or closure costs                            .1                1.2            (1.3)               -
                                               -----             ------          ------            -----
     Total                                     $ 3.1             $ 14.0          $(14.6)           $ 2.5
                                               =====             ======          ======            =====

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


FINANCIAL CONDITION

Snap-on's growth has historically been supported by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations, coupled with its sources of borrowings, are sufficient to support its anticipated requirements for working capital, capital expenditures and restructuring activities, acquisitions, common stock repurchases and dividend payments. Due to Snap-on's credit rating over the years, external funds have been available at a reasonable cost. As of the date of the filing of this Form 10-Q, Snap-on's long-term debt and commercial paper was rated A2 and P-1 by Moody's Investors Service and A and A-1 by Standard & Poor's. Snap-on believes that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisition.

Cash flow provided by operating activities was $140.0 million for the first nine months of 2003, including $54.3 million from a net reduction in accounts receivable and inventories, less accounts payable. Cash flow from operating activities in the first nine months of 2003 included pension plan contributions of $14 million. In the fourth quarter of 2003, Snap-on may, at its discretion, use cash flow from operating or financing activities to make additional voluntary pension plan contributions. Snap-on also expects that its full-year 2003 pension expense will increase by approximately $17 million over 2002 levels. Cash flow from operating activities in 2002 was $125.8 million, including a $44.0 million payment ($27.9 million

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

net of tax benefit) for the December 2001 resolution of an arbitration matter, partially offset by a net reduction in accounts receivable and inventories, less accounts payable.

Total notes payable and long-term debt was $335.7 million at the end of the third quarter of 2003, as compared to $360.7 million at year-end 2002 and $407.8 million at the end of the third quarter of 2002. Third-quarter 2003 total debt levels have decreased $72.1 million from the end of the third quarter of 2002, reflecting Snap-on's increased cash flow. Cash and cash equivalents were $85.4 million and $6.9 million at the end of the third quarters of 2003 and 2002.

The ratio of Snap-on's total net debt (defined as total debt less cash and cash equivalents) to total invested capital (defined as total net debt plus shareholders' equity) was 21.2% at the end of the third quarter of 2003, compared to 29.2% at year-end 2002 and 32.1% at the end of the third quarter of 2002. The improvement in this ratio reflects lower debt levels and increased shareholders' equity, including a $79.1 million increase from foreign currency translation, since December 28, 2002. This ratio may vary from time to time as the company issues commercial paper to fund seasonal working capital requirements and to the extent that the company may use debt to fund acquisitions. Snap-on expects that its total net debt to total capital ratio will target 30% - 35% in the long term; however, in the near term, this ratio is expected to remain below 30%. Total invested capital was $1,178.4 million, up $5.7 million from year-end 2002 and down $70.0 million from the end of the third quarter of 2002.

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

Borrowings under commercial paper programs totaled $25.0 million at the end of the third quarter of 2003 and $32.9 million at year-end 2002. At September 27, 2003, Snap-on had $408.0 million of multi-currency revolving credit facilities that provide back-up liquidity for its commercial paper programs. These facilities include a $200 million, 364-day revolving credit facility with a one-year term-out option that terminates on July 30, 2004. The term-out option allows Snap-on to elect to borrow under the credit facility for an additional year after the termination date. The company's credit facilities also include a five-year, $208 million revolving credit facility that terminates on August 20, 2005. As of September 27, 2003, and December 28, 2002, Snap-on was in compliance with all covenants of its revolving credit facilities and there were no borrowings under any revolving credit facility. The most restrictive financial covenant requires that Snap-on maintain a total debt to total capital (defined as total debt plus shareholders' equity) ratio that does not exceed 60%. The company's total debt to total capital ratio, computed as defined by the financial covenant, was 26.6% at September 27, 2003, and 30.3% at December 28, 2002. Snap-on also has an unused committed $20 million bank line of credit that expires August 1, 2004.

At September 27, 2003, Snap-on had cash and cash equivalents of $85.4 million and approximately $403.0 million of unused available debt capacity under the terms of its revolving credit facilities and committed bank line of credit.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Working investment (defined as current accounts receivable - net plus inventories less accounts payable) as of September 27, 2003, was $751.0 million, down $4.2 million from the $755.2 million as of year-end 2002, despite an increase of $50.1 million from currency translation effects. The working investment measure is used by Snap-on in assessing management performance and effectiveness related to working capital.

Current accounts receivable-net at the end of the third quarter of 2003 was $561.2 million, up $5.0 million from year-end 2002 levels, including an increase of $32.7 million from currency translation, and up $13.9 million from the third quarter of 2002. As of the end of the third quarter of 2003, days sales outstanding improved to 96 days from 98 days for the comparable prior-year period. Additionally, allowances for doubtful accounts increased from $41.2 million at year-end 2002 to $45.6 million at the end of the third quarter of 2003, including an increase of $2.0 million from currency translation.

Inventories totaled $365.2 million at the end of the third quarter of 2003, down $40.7 million from the end of the third quarter of 2002, including a $32.9 million increase from currency translation. Inventories at September 27, 2003, were down $4.7 million from year-end 2002 levels, including an increase of $24.8 million from currency translation. The inventory change in the first nine months of 2003 reflects Snap-on's continued focus on improving working investment levels. Inventories accounted for using the first-in, first-out (FIFO) method as of September 27, 2003, and December 28, 2002, approximated 68% and 65% of total inventories, respectively. All other inventories are generally accounted for using the last-in, first-out (LIFO) cost method. As a result of the progress made in reducing its inventory levels, the company's LIFO reserve declined from $95.8 million at December 28, 2002, to $89.5 million at September 27, 2003. As compared to the third quarter of 2002, inventory turns have improved from 2.8 turns to 3.3 turns (defined as the current quarter's cost of goods sold annualized, divided by the average of the last four quarter-end's inventory balances).

Capital expenditures of $18.7 million in the first nine months of 2003 were down from $37.3 million in the first nine months of 2002, reflecting a more disciplined approach to capital spending that focuses on investment in growth projects while eliminating waste. Investments primarily included new product-related, quality, and cost-reduction capital investments, as well as ongoing replacements of manufacturing and distribution facilities and equipment. Snap-on now anticipates fiscal 2003 capital expenditures will be in the range of $30 million, of which approximately two-thirds is expected to be used for investments relating to new products, quality enhancement or cost reduction. Capital expenditures in fiscal 2002 totaled $45.8 million.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. Snap-on repurchased 300,000 shares of common stock for $8.1 million under its previously announced share repurchase programs during the first nine months of 2003. As of the end of the third quarter of 2003, Snap-on has remaining availability to repurchase up to an additional $145.7 million in common stock pursuant to the Board of Directors' authorizations. The purchase of Snap-on common stock is at the company's discretion, subject to prevailing financial and market conditions.

                              SNAP-ON INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Snap-on has paid consecutive quarterly cash dividends since 1939. Cash dividends paid totaled $43.6 million for the first nine months of 2003, as compared to $41.8 million for the first nine months of 2002.

Snap-on believes that its cash from operations, coupled with its sources of borrowings, are sufficient to support its anticipated requirements for working capital, capital expenditures and continuous improvement activities, acquisitions, common stock repurchases and dividend payments.

Unconsolidated Joint Venture
----------------------------

The FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" in January 2003. FIN No. 46 provides consolidation guidance for certain variable interest entities ("VIE") in which equity investors of the VIE do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the VIE to finance its activities independently. Variable interests may arise from arrangements such as the company's 50%-owned financial services joint venture, Snap-on Credit LLC ("SOC"), which is accounted for using the equity method. In Snap-on's Form 10-Q for the quarter ended June 28, 2003, the company disclosed that it had completed its evaluation of FIN No. 46 and concluded that Snap-on was not required to consolidate SOC. On October 9, 2003, the FASB postponed the initial implementation date for FIN No. 46, which would have been effective for Snap-on on June 29, 2003, the beginning of its fiscal 2003 third quarter.

The company is evaluating recent guidance from the FASB, the U.S. Securities and Exchange Commission and the accounting profession on the implementation of FIN No. 46, the results of which could alter the company's previously disclosed position on the consolidation of SOC. During the fourth quarter of 2003, Snap-on will continue to evaluate the appropriate accounting for SOC under FIN No. 46. The company will conclude on the impact of the adoption of FIN No. 46 in the fourth quarter of fiscal 2003, provided that FIN No. 46 becomes effective for Snap-on in that quarter. If it is determined that SOC qualifies as a VIE, then Snap-on may be required to include the assets and liabilities (or some portion thereof) of SOC in its consolidated financial statements as of January 3, 2004, Snap-on's fiscal 2003 year end. See Note 7 for additional information on SOC, including SOC's unaudited summary statements of financial condition as of September 30, 2003, and December 31, 2002, and SOC's unaudited summary results of operations for the three and nine months ended September 30, 2003, and September 30, 2002.


OTHER MATTERS

For a discussion of recent accounting pronouncements, see Note 2.

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

OUTLOOK

Snap-on will continue to emphasize the consistent and widespread application of its Driven to Deliver(TM) strategic framework, including the implementation of performance improvement initiatives. The company remains committed to seeking opportunities for process improvements that will enhance competitiveness and customer responsiveness throughout its global organization.

Snap-on expects to record in the fourth quarter of 2003 approximately $4 million to $5 million of costs associated with the previously announced closing of two U.S. hand tool manufacturing facilities, primarily for severance and transition expenses. Snap-on also expects to record approximately $8 million to $9 million of additional severance and transition costs for these closures in the first quarter of 2004. Savings from these actions are expected to be approximately $12 million annually, beginning in 2004. In addition, Snap-on also expects that it will incur between $2 million and $4 million of costs in the fourth quarter of 2003 for other continuous improvement actions.

For the remainder of the year, Snap-on expects continued steady growth in demand for tools and handheld diagnostics by vehicle-service technicians. Additionally, while there are indications of improving trends in the overall general economy, these have not yet been reflected in sales improvements of equipment in the industrial and capital goods sectors in which Snap-on participates. As a result of its nine-month results and these marketplace assumptions, Snap-on expects full-year 2003 reported earnings to be in a range of $1.50 to $1.55 per diluted share.

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

FOREIGN CURRENCY RISK MANAGEMENT: Snap-on has significant international operations. Foreign exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments in an attempt to protect the residual net anticipated exposures. For additional information, refer to Note 9.

INTEREST RATE RISK MANAGEMENT: Snap-on's interest rate risk management policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to better manage funding costs of the differing maturities and interest rate structures of Snap-on's assets and liabilities. For additional information, refer to Note 9.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at September 27, 2003, was $1.3 million on interest rate-sensitive financial instruments and $.6 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

CREDIT RISK: Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower's ability to repay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate. In addition to credit risk exposure from its on-balance-sheet receivables, Snap-on also has credit risk exposure for certain loans that SOC originated with recourse provisions against Snap-on. At September 27, 2003, $27.4 million of loans originated by SOC have a recourse provision against Snap-on if the loans become more than 90 days past due. For additional information on SOC, refer to Note 7.

ECONOMIC RISK: Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. Snap-on continually monitors its exposure in these markets. Snap-on's Commercial and Industrial Group includes a Bahco Group AB hand-tool manufacturing facility in Argentina with net assets of approximately $9.7 million as of September 27, 2003. Due to economic instability in Argentina, Snap-on resized its operations there in 2001, and Snap-on will continue to assess Argentina's economic situation to determine if any future actions or impairment write-downs are warranted.

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

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

Item 6(a): Exhibits
-------------------

Exhibit 10.1 Snap-on Incorporated Deferred Compensation Plan (as amended through August 21, 2003)

Exhibit 10.2 Amended and Restated 364-Day Credit Agreement between the Corporation and Citigroup Global Markets, Inc., Banc One Capital Markets, Inc., Citibank N.A. and Bank One N.A.

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

Item 6(b): Reports on Form 8-K Filed During the Reporting Period
----------------------------------------------------------------

During the third quarter of 2003, Snap-on reported on Form 8-K the following:

Date Filed      Date of Report    Item
----------      --------------    ----
July 23, 2003   July 23, 2003     Snap-on furnished a press release entitled
                                  "Snap-on Reports $.38 in EPS for the Second
                                  Quarter; Results in line with recent outlook;
                                  Announces additional actions to enhance
                                  performance."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized person.





                                  SNAP-ON INCORPORATED




Date:  October 29, 2003           /s/ Martin M. Ellen
                                  ---------------------------------------------
                                  Martin M. Ellen, Principal Financial Officer,
                                  Chief Financial Officer and
                                  Senior Vice President - Finance

                                  EXHIBIT INDEX

    Exhibit No.        Exhibit

        10.1 Snap-on Incorporated Deferred Compensation Plan (as amended through August 21, 2003)

        10.2 Amended and Restated 364-Day Credit Agreement between the Corporation and Citigroup Global Markets, Inc., Banc One Capital Markets, Inc., Citibank N.A. and Bank One N.A.

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