Form 10-K
period 2003-12-31
SNAP ON INC
filed 2004-03-16
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 3, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7724

SNAP-ON INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	39-0622040
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10801 Corporate Drive, Pleasant Prairie, Wisconsin	53158-1603
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (262) 656-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, $1 par value	New York Stock Exchange
Preferred stock purchase rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).   Yes [X]   No [   ]

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2003) was: $1,692,371,832

Number of shares outstanding of each of the registrant’s classes of common stock at February 27, 2004:

Common stock, $1 par value, 58,154,389 shares

Documents incorporated by reference

Portions of Snap-on’s Annual Report to Shareholders for the fiscal year ended January 3, 2004, are incorporated by reference into Parts I and II of this report.

Portions of Snap-on’s Proxy Statement, which is expected to first be mailed to shareholders on March 25, 2004, prepared for the Annual Meeting of Shareholders scheduled for April 22, 2004, are incorporated by reference into Part III of this report.

PART I

Item 1: Business

Snap-on Incorporated (“Snap-on” or “the company”) was incorporated under the laws of the state of Wisconsin in 1920 and reincorporated under the laws of the state of Delaware in 1930. Snap-on is a leading global innovator, manufacturer and marketer of high-quality tool, diagnostic and equipment solutions for professional tool and equipment users. Product lines include a broad range of hand and power tools, tool storage, saws and cutting tools, pruning tools, vehicle service diagnostics equipment, vehicle service equipment, including wheel service, safety testing and collision repair equipment, vehicle service information, business management systems, equipment repair services, and other tool and equipment solutions. Snap-on’s customers include automotive technicians, vehicle service centers, manufacturers, industrial tool and equipment users and those involved in commercial applications such as construction, electrical and agriculture.

Snap-on markets its products and brands through multiple distribution sales channels in more than 100 countries. Snap-on’s largest geographic markets include the United States, Australia, Canada, France, Germany, Italy, Japan, the Netherlands, Spain, Sweden and the United Kingdom. The originator of the mobile dealer van tool distribution channel in the automotive repair segment, Snap-on also reaches its customers through company direct, distributor and Internet channels.

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments include: (i) the Snap-on Dealer Group, (ii) the Commercial and Industrial Group, and (iii) the Diagnostics and Information Group. The Snap-on Dealer Group consists of Snap-on’s business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems, equipment repair services and other solutions for customers in the worldwide vehicle service and repair marketplace. For additional information about Snap-on’s business segments, customers, domestic and international operations (including, information respecting risks attendant to these international operations) and products and services, see Note 18 entitled “Segments” on pages 59 through 60 of Snap-on’s 2003 Annual Report, incorporated herein by reference.

Information Available on the Company’s Website

More information regarding Snap-on and its products is available on the company’s Website at www.snapon.com. Snap-on is not including the information contained on its Website as a part of, or incorporating it by reference into, this annual report on Form 10-K. Snap-on’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are made available to the public at no charge, other than an investor’s own internet access charges, at www.snapon.com/investor/investor.asp. Snap-on makes such material available on its Website as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. In addition, the (i) charters for the Audit, Corporate Governance and Nominating and Organization and Executive Compensation Committees of the company’s Board of Directors and (ii) the Corporate Governance Guidelines are available on Snap-on’s Website. The code of conduct required by Section 406 of the Sarbanes-Oxley Act (the "Section 406 Code") is attached as an exhibit to this annual report on Form 10-K. The company's code of business conduct and ethics and the Section 406 Code will be available on the Company's Website prior to the annual meeting of shareholders in April. These documents are also available in print upon written request directed to the Corporate Secretary, 2801 80th Street, Kenosha, Wisconsin, 53141.

Products and Services

Snap-on’s business segments offer a broad line of products and complementary services that are grouped into two categories, tools and equipment, described below. Further product line information is not presented, as it is not practicable to do so. The following table shows the consolidated sales of these product categories in the last three years:

Product Category	Net Sales
(Amounts in millions)	2003	2002	2001
Tools	$1,368.9	$1,281.7	$1,291.1
Equipment	864.3	827.4	804.6

	$2,233.2	$2,109.1	$2,095.7

The tools product category is comprised of hand tools, power tools and tool storage products. Hand tools include wrenches, screwdrivers, sockets, pliers, ratchets, saws and cutting tools, pruning tools and other similar products. Power tools include pneumatic (air), cordless (battery) and corded (electric) tools such as impact wrenches, ratchets, chisels, drills, sanders, polishers and similar products. Tool storage units include tool chests, roll cabinets and other similar products. The majority of products are manufactured by Snap-on, and in completing the product line, some items are purchased from external manufacturers.

The equipment product category is comprised of solutions for the diagnosis and service of automotive and industrial equipment. Products include engine analyzers, air conditioning service equipment, brake service equipment, fluid exchange equipment, wheel balancing and alignment equipment, transmission troubleshooting equipment, safety testing equipment, battery chargers, lifts and hoists, diagnostics equipment, service and collision repair equipment. Also included are service and repair information products, diagnostic services, business management systems, point-of-sale systems, integrated systems for vehicle service shops, equipment repair services and purchasing facilitation services. Snap-on supports the sale of its diagnostics and vehicle service shop equipment by offering training programs for its customers, primarily focusing on the technologies and the application of specific products developed and marketed by Snap-on.

Tools and equipment are marketed under a number of brand names and trademarks, many of which are well known in the vehicle service and industrial markets served. Some of the major trade names and trademarks and the products and services with which they are associated include the following:

Names	Products and Services
Snap-on	Hand tools, power tools, tool storage units, diagnostics and certain equipment
Acesa	Hand tools
ATI	Tools and equipment
BAHCO	Hand tools
Belzer	Hand tools
Blackhawk	Collision repair equipment
Blue-Point	Hand tools, power tools, tool storage units
Cartec	Safety testing and other equipment
CDI	Torque measuring instruments
Equipment Solutions	Vehicle manufacturer facilitation services

EquiServ	Equipment maintenance and service
Fish and Hook (design)	Hand tools
Hofmann	Wheel balancers, lifts, tire changers and aligners
Irimo	Hand tools
John Bean	Under car and wheel service equipment
Kansas Jack	Collision repair equipment
Lindstrom	Hand tools
Mitchell1	Repair and service information and shop management systems
Nexiq	Diagnostics
Palmera	Hand tools
Pradines	Hand tools
ShopKey	Repair and service information and shop management systems
Sioux	Power tools
Sun	Diagnostics and service equipment
Texo	Hoists and lifts for vehicle service shops
Wheeltronic	Hoists and lifts for vehicle service shops
White	Equipment to recover, recycle and recharge refrigerant in vehicle air-conditioning systems and other fluid handling equipment
Williams	Hand tools

Snap-on also derives income from financing its products through a 50%-owned financial services joint venture and through Snap-on’s wholly owned credit subsidiaries. Snap-on utilizes various financing programs to facilitate the sales of its products.

Snap-on established a joint venture in January 1999 with Newcourt Financial USA Inc., now The CIT Group, Inc. (“CIT”). The joint venture, Snap-on Credit LLC (“SOC”), is a 50%-owned joint venture that provides financial services to Snap-on’s U.S. dealer and customer network and to Snap-on’s industrial and other customers. Additional information about SOC is provided in Note 9 entitled “Snap-on Credit LLC Joint Venture” on pages 47 and 48 of Snap-on’s 2003 Annual Report, incorporated herein by reference.

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

Currently, the majority of finance income is derived from the vehicle service industry in North America. Internationally, Snap-on continues to provide financing directly to its dealer and customer networks through its wholly owned credit subsidiaries.

Sales and Distribution

Snap-on markets and distributes its products and related services principally to professional tool and equipment users around the world. The two largest market sectors are the vehicle service and repair sector and the industrial sector.

Vehicle Service and Repair Sector

The vehicle service and repair sector has three main customer groups: professional technicians who purchase tools and equipment for themselves; vehicle service and repair shop owners and managers — including independent shops, national chains and automotive dealerships — who purchase equipment for use by multiple technicians within a service or repair facility; and vehicle manufacturers.

Snap-on provides innovative tool and equipment solutions, as well as technical sales support and training, to meet technicians’ evolving needs. Snap-on’s franchised dealer van distribution system offers technicians the convenience of purchasing quality tools with minimal disruption of their work routine. Snap-on also provides owners and managers of shops, where technicians work, with tools, diagnostics equipment, repair and service information, and shop management products. Snap-on provides vehicle manufacturers with products and services including tools, consulting services and facilitation services. Snap-on’s facilitation services include product procurement, distribution and administrative support to customers for their dealership equipment programs.

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

Distribution Channels

Snap-on serves customers primarily through three channels of distribution: the mobile dealer van channel (“dealers”), including the company’s technical representatives (“tech rep”) organization, company direct sales and distributors. The following discussion represents Snap-on’s general approach in each channel, and is not intended to be all-inclusive.

Dealers and Technical Representatives

In the United States, the majority of sales to the vehicle service and repair sector are conducted through Snap-on’s dealers and its tech rep organization. Snap-on’s dealers primarily cover vehicle service technicians and vehicle service shop owners, providing weekly contact at the customer’s place of business. Dealers’ sales are concentrated in hand and power tools, tool storage units and small diagnostic and shop equipment, which can easily be transported in a van and demonstrated during a brief sales call. Dealers purchase Snap-on’s products at a discount from suggested retail prices and resell them at prices established by the dealer. Although some dealers have sales areas defined by other methods, most U.S. dealers are provided a list of places of business that serves as the basis of the dealer’s sales route.

Since 1991, new U.S. dealers, and a majority of the pre-1991 U.S. dealers, have been enrolled as franchisees of Snap-on. Snap-on also provides certain franchisees the opportunity to add vans to their franchise or to add a limited number of franchises through the company’s “More Feet on the Street” dealer expansion and enhancement initiative launched nationally in 2000. Snap-on charges nominal initial and ongoing monthly license fees. Through SOC, financial assistance is available to franchised dealers, which includes van and truck leases, working capital loans, and loans to enable new dealers to fund the purchase of the franchise. At year-end 2003, approximately 95% or 4,032 of U.S. dealers were enrolled as franchisees, or employed by franchisees, versus approximately 94% or 3,945 at year-end 2002.

Snap-on has replicated its U.S. dealer van method of distribution in certain other countries, including Australia, Canada, Germany, Japan, Mexico, the Netherlands, South Africa, and the United Kingdom. In many of these markets, as in the United States, purchase decisions are generally made or influenced by professional vehicle service technicians and shop owners. Snap-on markets products in certain other countries through its subsidiary, Snap-on Tools International, Ltd., which sells to foreign distributors under license or contract with Snap-on.

Snap-on supports its dealers with an extensive field organization of branch offices, sales and field managers, and service and distribution centers. Snap-on also provides sales and business training, customer and dealer financing programs through SOC and through its wholly owned international credit operations, and marketing and product promotion programs designed to strengthen dealer sales. In the United States and Canada, the National Dealer Advisory Council and the Snap-on Tools Canadian Dealer Advisory Council, both of which are composed of dealers that are elected by dealers, assist Snap-on in identifying and implementing enhancements to the franchise program.

In the United States, dealers are supported by the tech rep sales force. Tech reps are specialists who demonstrate and sell higher-price-point diagnostics and shop equipment, as well as vehicle service shop management information systems. Tech reps work independently and with dealers to identify and generate sales leads among vehicle service shop owners and managers. Tech reps are Snap-on employees who are compensated primarily on the basis of commission; a dealer receives a brokerage fee from certain sales made by the tech reps to the dealer’s customers. Most products sold through the dealer and tech rep organization are sold under the Snap-on, Blue-Point, Sun and ShopKey brand names.

Company Direct Sales

In the United States, a growing proportion of shop equipment sales under the Sun, John Bean, Wheeltronic, White and Blackhawk brands and information products under the Mitchell1 brand are made by direct sales force that has responsibility for national accounts. As the vehicle service and repair sector consolidates (with more business conducted by national chains, automotive dealerships and franchised service centers), these larger organizations can be serviced most effectively by sales people who can demonstrate and sell the full line of equipment and diagnostic products and services. Snap-on also sells these products and services directly to vehicle manufacturers.

To enhance its existing direct sales distribution network, in 2003, the company formed the Technical Automotive Group, a factory-direct sales force aimed at distributing equipment to repair service operations. John Bean, White and Blackhawk brands are sold directly to end customers primarily through sales leads generated from dealers and Tech reps.

Snap-on brand tools and equipment are marketed to industrial and governmental customers in the United States through both industrial sales representatives, who are employees, and independent industrial distributors. In most markets outside the United States, industrial sales are conducted through independent distributors. The sales representatives focus on industrial customers whose main purchase criteria are quality and service. At the end of 2003, Snap-on had industrial sales representatives in the United States, Australia, Canada, Japan, Mexico, Puerto Rico and some European countries, with the United States representing the majority of Snap-on’s total industrial sales.

Distributors

Sales of certain tools and equipment are made through independent vehicle service and industrial distributors who purchase the items from Snap-on and resell them to the end users. Products supplied by Bahco, under the Bahco, Fish and Hook (design), Belzer, Pradines and Lindstrom brands and trade names, for example, are sold through distributors in Europe, North and South America, Asia and certain other parts of the world. Wheel service and other vehicle service equipment are sold through distributors primarily under brands including Hofmann, and Kansas Jack. Hand tools under the Irimo, Palmera and Acesa brands and power tools under the Sioux brand, are differentiated from those products sold through the dealer, tech rep and direct sales channels. Sun-branded equipment is marketed through distributors in South America and Asia, and through both a direct sales force and distributors in Europe.

E-commerce

Snap-on’s e-commerce development initiatives allow Snap-on to combine the capabilities of the Internet with Snap-on’s existing brand sales and distribution strengths and to reach new and under-served customer segments. Snap-on began selling Snap-on brand products through the Internet in 2000 as part of its “Store Without Walls” vision, which offers both current and prospective customers online, around-the-clock access to purchase Snap-on and Blue-Point products through its public Website at www.snapon.com. The site features an online catalog containing nearly 14,000 products, including Snap-on hand tools, power tools, tool storage units and diagnostic equipment available to consumers and professionals in the United States, the United Kingdom, Canada and Australia. At the end of 2003, Snap-on had more than 165,000 registered users, including approximately 19,000 industrial accounts. In addition to its public Website, Snap-on began to host individual dealer Websites in 2002 to help franchised dealers extend their industry-leading service. These initiatives, as well as other system enhancement initiatives that are currently under development, are designed to further leverage the one-on-one relationships and service Snap-on has with its current and prospective customers. Through the development of its business-to-business and business-to-consumer capabilities, Snap-on and its dealers are enhancing communications with customers on a real-time, 24-hour, 7-days a week basis.

Competition

Snap-on competes on the basis of its product quality and performance, service, brand awareness and technological innovation. While no single company competes with Snap-on across all of its product lines and distribution channels, various companies compete in one or more product categories and/or distribution channels.

Snap-on believes that it is a leading manufacturer and distributor of professional tools and equipment, offering the broadest line of these products to the vehicle service industry. The major competitors selling to professional technicians in the vehicle service and repair sector through the mobile van channel include MAC Tools (The Stanley Works) and Matco (Danaher Corporation). Snap-on also competes with companies that sell through non-mobile van distributors including Facom (Fimalac), Sears, Roebuck and Co. and The Stanley Works. Within the power tools category, Snap-on’s major competitors include Atlas Copco, Ingersoll-Rand, Cooper Industries, Inc., Black & Decker Corporation, Bosch, and Makita Corporation. In the industrial sector, major competitors include Armstrong (Danaher Corporation), Cooper Industries, Inc. and Proto (The Stanley Works). The major competitors selling diagnostics and shop equipment to shop owners and managers in the vehicle service and repair sector include Corghi S.p.A., Facom (Fimalac), Hennessy (Danaher Corporation), Hunter Engineering, OTC and Robinair (SPX Corporation), and Rotary and Chief Automotive (Dover Corporation).

Research and Engineering

Research and engineering expenses totaled $59.8 million, $57.1 million and $54.6 million in 2003, 2002 and 2001.

Raw Materials and Purchased Product

Snap-on’s supply of raw materials (including various grades and alloys of steel bars and sheets) and purchased components are readily available from numerous suppliers.

Approximately 77% of 2003 consolidated net sales consisted of products manufactured by Snap-on, while the remaining 23% consisted of products purchased from outside suppliers. No single supplier’s products accounted for a material portion of 2003 consolidated net sales.

Patents, Trademarks and Other Intellectual Property

Snap-on vigorously pursues and relies on patent protection to protect its intellectual property and its position in its markets. As of January 3, 2004, Snap-on and its subsidiaries held almost 1,000 active and pending patents in the United States and over 2,000 active and pending patents outside of the United States. No sales relating to any single patent represented a material portion of Snap-on’s revenues in 2003 or 2002.

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

Trademarks used by Snap-on are of continuing importance to Snap-on in the marketplace. Trademarks have been registered in the United States and more than 100 other countries, and additional applications for trademark registrations are pending. Snap-on vigorously polices proper use of its trademarks. Snap-on’s right to manufacture and sell certain products is dependent upon licenses from others; however, these products under license do not represent a material portion of Snap-on’s sales.

Domain names have become a valuable corporate asset for companies around the world, including Snap-on. Domain names often contain a trademark or service mark or even a corporate name and are often considered intellectual property. The recognition and value of the Snap-on name, trademark, and domain name are core strengths of the company. Snap-on has undertaken an initiative to centralize the administration of all domestic and international domain names, including all registrations and renewals. Snap-on also monitors new developments in top-level domains and country-code domains in order to preserve Snap-on’s right to relevant domain names.

Working Capital

Because most of Snap-on’s business is not seasonal and its inventory needs are relatively constant, no unusual working capital needs arise during the year.

Snap-on’s financial condition and use of working capital are discussed in “Management’s Discussion and Analysis,” on pages 28 through 31 of Snap-on’s 2003 Annual Report, incorporated herein by reference.

Snap-on does not depend on any single customer, small group of customers or government for any material part of its sales, and has no significant backlog of orders.

Environment

Snap-on is subject to various environmental laws, ordinances, regulations, and other requirements of government authorities in the United States and other nations. At Snap-on, these environmental liabilities are managed, controlled, and minimized through the Snap-on Environmental, Hygiene, and Safety Management System (“EH & SMS”), which is applied worldwide. The system is based upon continual improvement and world-class performance and is certified to ISO 14001:1996 and OHSAS 18001:1999, verified through Det Norske Veritas (DNV) Certification, Inc.

Snap-on complies with applicable environmental control requirements in its operations. Expenditures on environmental matters through EH & SMS have not had, and Snap-on does not for the foreseeable future expect them to have, a material effect upon Snap-on’s capital expenditures, earnings or competitive position.

Employees

At the end of February 2004, Snap-on employed approximately 12,400 people compared to approximately 12,900 people at the end of February 2003. The year-over-year reduction primarily reflects the impact of restructuring-related eliminations.

Approximately 4,400 employees, or 35% of Snap-on’s worldwide workforce, are represented by unions and / or covered under collective bargaining agreements. Of these, approximately 2,900 employees are covered under an agreement expiring in 2004 including approximately 400 covered employees affected by the planned closure of two of the company’s domestic hand tool plants in 2004. In recent years, Snap-on has not experienced any significant work slow-downs, stoppages or other labor disruptions.

The number of covered union employees whose contracts expire within the next five years is approximately 2,900 in 2004, 800 in 2005, 500 in 2006, 0 in 2007 and 200 in 2008.

There can be no assurance that future contracts with Snap-on’s unions will be renegotiated upon terms acceptable to Snap-on.

Item 2: Properties

Snap-on maintains both leased and owned manufacturing, warehouse, distribution and office facilities throughout the world. Snap-on believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand. Snap-on’s facilities in the United States occupy approximately 3.9 million square feet, of which 76% is owned, including its corporate and general offices located in Pleasant Prairie and Kenosha, Wisconsin. Snap-on’s facilities outside the United States contain approximately 4.1 million square feet, of which 66% is owned. Several of Snap-on’s facilities are leased through operating lease agreements. For information on operating leases, see Note 17 entitled “Commitments and Contingencies” on pages 57 and 58 of Snap-on’s 2003 Annual Report, incorporated herein by reference. Snap-on management continually monitors the company’s capacity needs and makes adjustments as dictated by market and other conditions.

The following table provides information about each of Snap-on’s principal manufacturing locations and distribution centers (exceeding 50,000 square feet) as of January 3, 2004. The company announced the closing of the Mt. Carmel, Illinois and Kenosha, Wisconsin, manufacturing facilities, which it expects to complete in the second quarter of 2004:

Location	Type of property	Owned/Leased	Segment *
U.S. Locations:
Conway, Arkansas	Manufacturing	Owned	C&I
City of Industry, California	Manufacturing	Leased	C&I
Escondido, California	Manufacturing	Owned	D&I
Poway, California	Distribution and manufacturing	Leased	D&I
San Jose, California	Manufacturing	Leased	D&I
Columbus, Georgia	Distribution	Owned	C&I
Crystal Lake, Illinois	Distribution and customer	Owned	DG and C&I
Mt. Carmel, Illinois	Manufacturing	Owned	DG and C&I
Algona, Iowa	Manufacturing	Owned	DG and C&I
Olive Branch, Mississippi	Distribution and customer	Leased and owned	DG and C&I
Carson City, Nevada	Distribution and customer	Leased and owned	DG and C&I
Murphy, North Carolina	Distribution and manufacturing	Owned	C&I
Robesonia, Pennsylvania	Distribution and customer	Owned	DG and C&I
Elizabethton, Tennessee	Manufacturing	Owned	DG and C&I
Johnson City, Tennessee	Manufacturing	Owned	DG and C&I
Kenosha, Wisconsin	Manufacturing	Owned	DG and C&I
Milwaukee, Wisconsin	Manufacturing	Owned	DG and C&I
Non-U.S. Locations:
Santo Tome, Argentina	Manufacturing	Owned	C&I
Minsk, Belarus	Manufacturing	Leased	C&I
Santa Barbara D'oeste, Brazil	Manufacturing, distribution
	and customer service center	Owned	C&I
Mississauga, Canada	Manufacturing	Leased	C&I
Newmarket, Canada	Distribution and manufacturing	Owned	DG and C&I
Kettering, England	Distribution	Owned	DG and C&I

Location	Type of property	Owned/Leased	Segment *

King's Lynn, England	Distribution and manufacturing	Leased and owned	D&I
Rotherham, England	Manufacturing	Leased	C&I
La Chapelle St. Ursin, France	Distribution and manufacturing	Leased	C&I
Pfungstadt, Germany	Manufacturing	Leased	C&I
Unterneukirchen, Germany	Manufacturing	Leased	C&I
Sopron, Hungary	Manufacturing	Owned	C&I
Correggio, Italy	Manufacturing	Owned	C&I
Juarez, Mexico	Manufacturing	Leased	D&I
Helmond, the Netherlands	Distribution	Owned	C&I
Vila do Conde, Portugal	Manufacturing	Owned	C&I
Irun, Spain	Manufacturing	Owned	C&I
Urretxu, Spain	Manufacturing	Owned	C&I
Vitoria, Spain	Distribution and manufacturing	Owned	C&I
Bollnäs, Sweden	Manufacturing	Owned	C&I
Edsbyn, Sweden	Manufacturing	Owned	C&I
Enköping, Sweden	Manufacturing	Owned	C&I
Lidköping, Sweden	Manufacturing	Owned	C&I
Sandviken, Sweden	Distribution	Leased	C&I

*	Segment abbreviations are as follows:
DG	Dealer Group
C&I	Commercial and Industrial Group
D&I	Diagnostics and Information Group

Item 3: Legal Proceedings

Snap-on has government contracts with federal departments and agencies, two of which are presently under audit by the U.S. General Services Administration. The two contracts involve sales from March 1996 through February 2001, and sales since February 2001. The primary focus of these audits concerns the interpretation and application of the price reduction provisions of these contracts.

On February 6, 2004, Snap-on received a letter from the Department of Justice indicating that they were seeking to discuss these audit findings with Snap-on before taking any further action. On March 2, 2004, the government provided Snap-on with their claim estimate of approximately $12 million for billing discrepancies relating to the audited contract periods from July 1997 through May 2002. Additional amounts could be claimed by the government for contract periods not covered by these audits. Snap-on intends to continue discussions with the government in an effort to advance its positions with respect to the government’s claims. At this time, Snap-on cannot predict the period of time any discussions will take, or the outcome or specific consequences of these matters, which could include settlement, civil litigation by the government to recover treble damages and other penalties under the False Claims Act, as well as suspension or debarment from future government business or other legal or administrative action. Should the government prevail in these matters, the impact on Snap-on’s results of operations would be material.

Snap-on held about 3,000 active or pending patents as of year-end 2003, and Snap-on vigorously prosecutes its claims and defends its patents in the ordinary course of business.

Snap-on is also involved in various other legal matters that are being defended and handled in the ordinary course of business. Snap-on maintains accruals for such costs that are expected to be incurred with regards to these matters. Although it is not possible to predict the outcome of these other legal matters, management believes that the results will not have a material impact on Snap-on’s financial statements.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended January 3, 2004.

Item 4.1: Executive Officers of the Registrant

The executive officers of Snap-on, their ages, and their titles as of January 3, 2004 and positions held during the last five years are listed below.

Dale F. Elliott (49) – Chairman since April 2002 and President and Chief Executive Officer since April 2001. President – Diagnostics and Industrial from October 1998 to April 2001 and President – Snap-on Industrial from February 1995 to October 1998. Member of Snap-on’s Board of Directors since 2001.

Martin M. Ellen (50) – Senior Vice President – Finance and Chief Financial Officer since November 2002. Prior to joining Snap-on, Mr. Ellen was Vice President and Chief Financial Officer for Cabot Microelectronics Corporation, a spin off of Cabot Corporation from March 2001 through October 2002. Mr. Ellen joined Cabot Microelectronics after serving as Senior Vice President and Chief Financial Officer of Whitman Corporation from October 1998 through the closing of its merger with PepsiAmericas, Inc. in 2001.

Michael F. Montemurro (55) – Senior Vice President and President – Worldwide Snap-on Dealer Group since November 2000 and Senior Vice President – Transportation from October 1998 to November 2000.

Nicholas T. Pinchuk (57) – Senior Vice President and President — Worldwide Commercial and Industrial Group since June 2002. Prior to joining Snap-on, Mr. Pinchuk was President of Global Refrigeration Operations for Carrier Corporation, a producer of air conditioning, heating and refrigeration systems, and a subsidiary of United Technologies Corporation, from July 1997 to June 2001. Prior to serving as president at Carrier Corporation, Mr. Pinchuk served in various executive, operational, planning and financial capacities within Carrier and United Technologies, including: President Asia-Pacific Air Conditioning Operations; Vice President, Strategic Planning; and Chief Financial Officer, Carrier International Corporation.

Alan T. Biland (45) – Vice President – Chief Information Officer and President — Diagnostics and Information Group since June 2001. Vice President – Chief Information Officer from April 1998 to June 2001. Prior to joining Snap-on, Mr. Biland was Director, Information Technology at Case Corporation, a manufacturer, marketer and distributor of farm and construction equipment, from December 1985 to December 1998.

Sharon M. Brady (53) – Vice President – Chief Human Resources Officer since January 2004. Vice President – Human Resources from December 1998 to January 2004. Prior to joining Snap-on, Ms. Brady was Vice President – Human Resources of the Home Services division of Sears Roebuck & Company from October 1994 to June 1998.

Jeffrey N. Eggert (43) – Vice President – Snap-on Tools Operations since February 2002. Assistant Treasurer and Controller — Worldwide Snap-on Dealer Group from 1999 to 2002. Assistant Treasurer — Tax and Treasury from 1997 to 1999.

Constance R. Johnsen (46) – Vice President and Controller since October 2003. Director, Corporate Financial Reporting from July 2000 to October 2003. Prior to joining Snap-on, Ms. Johnsen was Senior Director, Accounting, Consolidations and Reporting for CNH Global N.V., a manufacturer of agricultural and construction equipment, from January 2000 to July 2000. Prior to serving as senior director at CNH Global, Ms. Johnsen held several financial management and reporting positions at Case Corporation, a manufacturer, marketer and distributor of farm and construction equipment, beginning in 1994.

Blaine A. Metzger (47) – Vice President — Finance and Treasurer since February 2004. Vice President – Finance from October 2003 to February 2004. Vice President and Controller from May 2001 to October 2003. Prior to joining Snap-on, Mr. Metzger was Chief Financial Officer for Crenlo, Inc., a manufacturer of cabs for agricultural and construction equipment, and a division of Dover Corporation from August 2000 to April 2001 and Vice President Financial Planning, Reporting and Finance Centers for CNH Global N.V., a manufacturer of agricultural and construction equipment, from November 1999 to March 2000. Prior to serving as vice president at CNH Global, Mr. Metzger held several financial management positions at Case Corporation, a manufacturer, marketer and distributor of farm and construction equipment, beginning in 1990.

Susan F. Marrinan (55) – Vice President, Secretary and Chief Legal Officer since January 2004. Vice President, Secretary and General Counsel from January 1992 to January 2004.

There is no family relationship among the executive officers and there has been no involvement in legal proceedings during the past five years that would be material to the evaluation of the ability or integrity of any of the executive officers. Executive officers may be elected by the Board of Directors or appointed by the Chief Executive Officer at the regular meeting of the Board of Directors that follows the Annual Shareholders’ Meeting, which is ordinarily held in April each year, and at such other times as new positions are created or vacancies must be filled.

PART II

Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. For the fiscal years ended 2003, 2002 and 2001, Snap-on repurchased 450,000 shares, 405,000 shares and 400,000 shares, respectively. Since 1997, Snap-on’s Board of Directors has authorized the repurchase of up to $250 million of Snap-on’s common stock. As of the end of 2003, Snap-on has remaining availability to repurchase up to an additional $144.0 million in common stock pursuant to the Board of Directors’ authorizations. Snap-on expects to accelerate its planned 2004 full-year share repurchases of approximately 750,000 to 1,000,000 common shares. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Since 1995, Snap-on has repurchased 10,844,583 shares. In 2003, Snap-on’s average common stock repurchase price was $27.73

At January 3, 2004, Snap-on had 63,181,482 shares of common stock outstanding. This consists of 58,173,673 shares considered outstanding for purposes of computing earnings per share and an additional 5,007,809 shares held in a Grantor Stock Trust, which are considered outstanding for voting purposes but not for purposes of computing earnings per share.

Snap-on’s stock is listed on the New York Stock Exchange under the ticker symbol “SNA.” As of January 31, 2004, there were 10,280 registered holders of Snap-on common stock.

Snap-on’s common stock high and low prices for the last two fiscal years by quarter were as follows:

Common Stock High/Low Prices

Quarter	2003		2002
	High	Low	High	Low
First	$28.82	$22.90	$34.96	$30.88
Second	$32.12	$24.76	$34.12	$29.00
Third	$29.91	$27.17	$29.90	$22.50
Fourth	$32.34	$27.60	$30.22	$21.50

Snap-on has paid quarterly cash dividends without interruption or decline, since 1939. In the fourth quarter of 2003, Snap-on’s Board of Directors declared a $.25 per share quarterly dividend on its common stock. Cash dividends paid in 2003, 2002, and 2001 totaled $58.2 million, $56.5 million and $55.6 million. Snap-on’s Board of Directors monitors and evaluates the company’s dividend practice quarterly and the Board may elect to increase, decrease or not pay a dividend on Snap-on Common stock based upon the company’s financial condition, results of operations, cash requirements and future prospects of Snap-on and other factors deemed relevant by the Board.

Additional information required by Item 5 is contained in the section entitled “Quarterly Financial Information” on page 61 of Snap-on’s 2003 Annual Report and is incorporated herein by reference.

Item 6: Selected Financial Data

The information required by Item 6 is contained in the section entitled “Six-year Data” on page 18 of Snap-on’s 2003 Annual Report and is incorporated herein by reference.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained in the section entitled “Management’s Discussion and Analysis” on pages 19 through 35 of Snap-on’s 2003 Annual Report and is incorporated herein by reference.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is contained in the section entitled “Market, Credit and Economic Risks” on pages 33 and 34 and in Note 11 entitled “Financial Instruments” on pages 49 and 50 of Snap-on’s 2003 Annual Report and is incorporated herein by reference.

Item 8: Financial Statements and Supplementary Data

Financial statements and supplementary data required by Item 8 are contained in Snap-on’s 2003 Annual Report appearing in the sections entitled “Consolidated Statements of Earnings” on page 36, “Consolidated Balance Sheets” on page 37, “Consolidated Statements of Shareholders’ Equity and Comprehensive Income” on page 38, “Consolidated Statements of Cash Flows” on page 39, “Notes to Consolidated Financial Statements” on pages 40 through 60, “Quarterly Financial Information” appearing on page 61, “Independent Auditors’ Report” on pages 62 and 63, and “Report of Independent Public Accountants” on page 63, and is incorporated herein by reference.

Snap-on’s quarterly earnings before cumulative effect of a change in accounting principle and related earnings per share for the fiscal years ended January 3, 2004, and December 28, 2002, were as follows:

(Amounts in millions, except per share data)	Quarterly Earnings (loss) before Cumulative Effect	Quarterly Earnings (loss) per Share before Cumulative Effect
2003:		Basic	Diluted
First	$ 21.4	$ 0.37	$ 0.37
Second	$ 22.3	$ 0.38	$ 0.38
Third	$ 17.7	$ 0.30	$ 0.30
Fourth	$ 17.3	$ 0.30	$ 0.30
2002:
First	$ 21.7	$ 0.37	$ 0.37
Second	$ 29.2	$ 0.50	$ 0.50
Third	$ 19.2	$ 0.33	$ 0.33
Fourth	$ 33.1	$ 0.57	$ 0.56

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The information required by Item 9 is contained in the section entitled “Item 4. Changes in Registrant’s Certifying Accountant” on page 2 of Form 8-K filed on June 21, 2002, and is incorporated herein by reference. Effective June 14, 2002, Snap-on dismissed Arthur Andersen LLP as its independent auditors. For further information see the section entitled “Independent Auditor” in Snap-on’s Proxy Statement dated March 25, 2004.

Item 9A: Controls and Procedures

        (a)       Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of Snap-on’s management, including its Chairman of the Board, President and Chief Executive Officer and its Senior Vice President – Finance and Chief Financial Officer, of the effectiveness of the design and operation of Snap-on’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President – Finance and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the fiscal year ended January 3, 2004 to ensure that material information relating to Snap-on, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

        (b)       Changes in internal controls. There were no changes in Snap-on’s internal control over financial reporting that occurred during the quarter ended January 3, 2004 that have materially affected, or are reasonably likely to materially affect Snap-on’s internal control over financial reporting.

PART III

Item 10: Directors and Executive Officers of the Registrant

Incorporated by reference to sections entitled “Proposal to be Voted on: Election of Directors,” “Board Committees,” “Board Compensation” and “Other Information” in Snap-on’s Proxy Statement which is expected to first be mailed to shareholders on March 25, 2004.

With respect to information about Snap-on’s executive officers, see Item 4.1, “Executive Officers of the Registrant,” at the end of Part I of this Report.

The Section 16(a) filing compliance disclosure pursuant to Item 405 of Regulation S-K is contained in Snap-on’s Proxy Statement, which is expected to first be mailed to shareholders on March 25, 2004, in the section entitled “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference.

Code of Ethics and Website Disclosure

Snap-on has adopted a written code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Controller and all other financial officers and executives performing similar functions. A copy of this code of ethics is attached as an exhibit to this annual report on Form 10-K. Snap-on will also post a copy of the code of ethics on its corporate Website at www.snapon.com/investor/investor.asp. Shareholders may request a copy of the code of ethics in print by written request directed to the Corporate Secretary, 2801 80th Street, Kenosha, Wisconsin 53141.

Snap-on intends to satisfy the disclosure requirements under Item 10 of Form 10-K regarding amendments to, or waivers from, the code of ethics by posting such information on its corporate Website http://www.snapon.com/investor/investor.asp.

Item 11: Executive Compensation

The information required by Item 11 is contained in Snap-on’s Proxy Statement, dated March 25, 2004, in the section entitled “Executive Compensation” and “Other Information” and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is contained in Snap-on’s Proxy Statement, which is expected to first be mailed to shareholders on March 25, 2004, in the section entitled “Board of Directors —Security Ownership of Management and Certain Beneficial Owners” and is incorporated herein by reference.

The information with respect to Item 201(d) of Regulation S-K as of January 3, 2004, is as follows:

Equity Compensation Plan Information

Proxy category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation
plans approved by
security holders	5,718,683(1)	$30.23(2)	3,365,300(3)
Equity compensation
plans not approved
by security holders	333,608(4)	Not Applicable	(5)

Total	6,052,291	$30.23	3,365,300(5)

(1)	Includes (i) options to acquire 3,494,853 shares granted under the 1986 Incentive Stock Program; (ii) options to acquire 2,147,366 shares granted under the 2001 Incentive Stock and Awards Plan; (iii) 76,464 shares represented by deferred share units under the Directors’ Fee Plan. Excludes 5,600 shares issuable in connection with the vesting of restricted share units under the 2001 Incentive Stock and Awards Plan. Also excludes shares of common stock that may be issuable under the employee stock purchase plan and the dealer stock purchase plan.

(2)	Reflects only the weighted-average exercise price of outstanding stock options granted under the 2001 Incentive Stock and Awards Plan and the 1986 Incentive Stock Program and does not include shares represented by deferred share units under the Directors’ Fee Plan and shares issuable in connection with the vesting of restricted share units under the 2001 Incentive Stock and Awards Plan for which there is no exercise prices. Also excludes shares of common stock that may be issuable under the employee stock purchase plan and the dealer stock purchase plan.

(3)	Includes (i) 2,578,047 shares reserved for issuance under the 2001 Incentive Stock and Awards Plan (which may be issued upon the exercise of stock options or granted as restricted stock or restricted share units); (ii) 168,347 shares reserved for issuance under the Directors’ Fee Plan; (iii) 454,286 shares reserved for issuance under the employee stock purchase plan; and (iv) 164,620 shares reserved for issuance under the dealer stock purchase plan.

(4)	Consists of deferred share units under Snap-on’s Deferred Compensation Plan. Snap-on’s Deferred Compensation Plan allows elected and appointed officers of Snap-on to defer all or a percentage of their respective annual salary and/or incentive compensation. The deferred share units are payable in shares of Snap-on Common Stock on a one-for-one basis and are calculated at fair market value. Shares of Common Stock delivered under the Deferred Compensation Plan are previously issued shares reacquired and held by Snap-on.

(5)	The Deferred Compensation Plan provides that Snap-on will make available as and when required a sufficient number of shares of Common Stock to meet the needs of the plan. It further provides that such shares shall be previously issued shares reacquired and held by Snap-on.

Item 13: Certain Relationships and Related Transactions

None.

Item 14: Principal Accounting Fees and Services

Incorporated by reference to the sections entitled “Audit Committee Report” and “Deloitte & Touche LLP Fee Disclosure” in Snap-on’s Proxy Statement which is expected to first be mailed to shareholders on March 25, 2004.

PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 15(a): Documents filed as part of this report:

1. List of Financial Statements

The following consolidated financial statements of Snap-on and the Independent Auditors’ Report and Report of Independent Public Accountants thereon, contained on pages 36 through 60 and on pages 62 and 63 of Snap-on’s 2003 Annual Report to its shareholders, are filed as part of this report:

Consolidated Statements of Earnings for the years ended January 3, 2004, December 28, 2002, and December 29, 2001.

Consolidated Balance Sheets as of January 3, 2004, and December 28, 2002.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended January 3, 2004, December 28, 2002, and December 29, 2001.

Consolidated Statements of Cash Flows for the years ended January 3, 2004, December 28, 2002, and December 29, 2001.

Notes to Consolidated Financial Statements.

Independent Auditors’ Report.

Report of Independent Public Accountants.

2. Financial Statement Schedules

The following consolidated financial statement schedules of Snap-on filed as part of this report:

Schedule II Valuation and Qualifying Accounts and Reserves — page 27 herein.

Independent Auditors’ Report — page 28 herein.

Report of Independent Public Accountants on Financial Statement Schedule – page 29 herein.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable and, therefore, have been omitted, or are included in Snap-on’s 2003 Annual Report in the Notes to Consolidated Financial Statements for the years ended January 3, 2004, December 28, 2002, and December 29, 2001, which are incorporated by reference in Item 8 of this report.

3. List of Exhibits

The exhibits filed with or incorporated by reference in this report are as specified in the exhibit index on pages 24 through 26 herein.

Item 15(b): Reports on Form 8-K

During the fourth quarter of 2003, Snap-on reported the following on Form 8-K:

Date Filed	Date of Report	Item
October 22, 2003	October 22, 2003	Snap-on filed a Form 8-K furnishing under Item
12 Snap-on's press release entitled "Snap-on
Reports Sales Increase of 4.6% and EPS of $.30
for the Third Quarter, Results include $.15 per
Share of Costs to Close Two Facilities, Strong
Cash Flow Continues."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Snap-on has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP-ON INCORPORATED
By: /s/ Dale F. Elliott	Date: March 16, 2004
Dale F. Elliott, Chairman of the Board of Directors,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

/s/ Dale F. Elliott	Date: March 16, 2004
Dale F. Elliott, Chairman of the Board of Directors,
President and Chief Executive Officer
/s/ Martin M. Ellen	Date: March 16, 2004
Martin M. Ellen, Principal Financial Officer, Chief
Financial Officer, and Senior Vice President - Finance
/s/ Blaine A. Metzger	Date: March 16, 2004
Blaine A. Metzger, Principal Accounting Officer,
Vice President - Finance and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

By: /s/ Bruce S. Chelberg	Date: March 16, 2004
Bruce S. Chelberg, Director
By: /s/ Roxanne J. Decyk	Date: March 16, 2004
Roxanne J. Decyk, Director
By: /s/ Leonard A. Hadley	Date: March 16, 2004
Leonard A. Hadley, Director
By: /s/ Arthur L. Kelly	Date: March 16, 2004
Arthur L. Kelly, Director
By: /s/ W. Dudley Lehman	Date: March 16, 2004
W. Dudley Lehman, Director
By: /s/ Jack D. Michaels	Date: March 16, 2004
Jack D. Michaels, Director
By: /s/ Lars Nyberg	Date: March 16, 2004
Lars Nyberg, Director
By: /s/ Frank S. Ptak	Date: March 16, 2004
Frank S. Ptak, Director
By: /s/ Edward H. Rensi	Date: March 16, 2004
Edward H. Rensi, Director
By: /s/ Richard F. Teerlink	Date: March 16, 2004
Richard F. Teerlink, Director
By:
John F. Fiedler, Director*

* Mr. Fiedler was not a Director during 2003. He first became a Director in February 2004, and is listed here because he was a Director at the time of the filing. Under the circumstances, as a majority of Directors had signed, he was not required to sign and the Company did not request him to sign this document.

Item 15(c): Exhibits

(3)(a)	Restated Certificate of Incorporation of the Corporation as amended through April 25, 1997 (incorporated by reference to Exhibit 3(a) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 2, 1998 (Commission File No. 1-7724))

(b)	Bylaws of the Corporation, effective as of January 26, 1996 (incorporated by reference to Exhibit 3(b) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended December 30, 1996 (Commission File No. 1-7724))

(4)(a)	Rights Agreement between the Corporation and First Chicago Trust Company of New York, effective as of August 22, 1997 (incorporated by reference to Snap-on’s Form 8-A12B dated October 17, 1997 (Commission File No. 1-7724))

(b)	Amendment No. 1 to the Rights Agreement dated as of September 24, 2001 between the Corporation and EquiServe Trust Company, N.A. (successor to First Chicago Trust Company of New York) (incorporated by reference to Snap-on’s Form 8-A/A dated September 26, 2001 (Commission File No. 1-7724))

Snap-on and its subsidiaries have no unregistered long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of December 28, 2002. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

(10)	Material Contracts

(a)	Amended and Restated Snap-on Incorporated 1986 Incentive Stock Program (incorporated by reference to Exhibit 10(a) of Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))*

(b)	Amended and Restated Snap-on Incorporated 2001 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10(b) of Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))*

(c)	Form of Restated Senior Officer Agreement between the Corporation and each of Dale F. Elliott, Alan T. Biland, Sharon M. Brady, Martin M. Ellen, Susan F. Marrinan, Michael F. Montemurro and Nicholas T. Pinchuk (incorporated by reference to Exhibit 10(c) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))*

(d)	Form of Restated Executive Agreement between the Corporation and each of Richard V. Caskey, Jeffrey N. Eggert, Gary S. Henning, Nicholas L. Loffredo, Denis J. Loverine, Blaine A. Metzger and William H. Pfund (incorporated by reference to Exhibit 10(d) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))*

(e)	Form of Indemnification Agreement between the Corporation and each of Dale F. Elliott, Alan T. Biland, Sharon M. Brady, Jeffrey N. Eggert, Martin M. Ellen, Susan F. Marrinan, Blaine A. Metzger, Michael F. Montemurro and Nicholas T. Pinchuk effective October 24, 1997 (incorporated by reference to Exhibit 3(a) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 2, 1998 (Commission File No. 1-7724))*

(f)	Amended and Restated Snap-on Incorporated Directors’ 1993 Fee Plan (incorporated by reference to Exhibit 10(e) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))*

(g)	Snap-on Incorporated Deferred Compensation Plan ((as amended through August 21, 2003) incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003)*

(h)	Snap-on Incorporated Supplemental Retirement Plan for Officers#*

(i)	Amended and Restated Benefit Trust Agreement between the Corporation and The Northern Trust Company, dated as of July 2, 1998 and amended and restated as of March 17, 2000 (incorporated by reference to Snap-on’s Form 8-K dated March 17, 2000 (Commission File No. 1-7724))

(j)	Five-year Credit Agreement between the Corporation and Salomon Smith Barney Inc., Banc One Capital Markets Inc. and the First National Bank of Chicago (incorporated by reference to Exhibit 10(a) to Snap-on’s report on Form 10-Q for the quarterly period ended October 2, 1999 (Commission File No. 1-7724))

(k)	364-Day Credit Agreement between the Corporation and Salomon Smith Barney Inc., Banc One Capital Markets Inc. and the First National Bank of Chicago (incorporated by reference to Exhibit 10(a) to Snap-on’s report on Form 10-Q for the quarterly period ended October 2, 1999 (Commission File No. 1-7724))

(l)	Amended and Restated 364-Day Credit Agreement between the Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., Citibank, N.A. and Bank One, N.A. (incorporated by reference to Exhibit 10(a) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002 (Commission File No. 1-7724))

(m)	Amended and Restated 364-Day Credit Agreement between the Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., Citibank, N.A. and Bank One, N.A. (incorporated by reference to Exhibit 10.1 to Snap-on’s report on Form 10-Q for the quarter ended September 29, 2001 (Commission File No. 1-7724))

(n)	Amended and Restated 364-Day Credit Agreement between the Corporation and Citigroup Global Markets Inc., Banc One Capital Markets, Inc., Citibank N.A. and Bank One N.A. (incorporated by reference to Exhibit 10.2 of Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003 (Commission File No. 1-7724))

(o)	Amended and Restated Five Year Credit Agreement between the Corporation and Salomon Smith Barney Inc., Banc One Capital Markets Inc., Citibank, N.A. and Bank One, N.A. (incorporated by reference to Exhibit 10(o) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 1-7724))

(p)	Form of Severance Agreements between the Corporation and each of Alan T. Biland, Sharon M. Brady, Dale F. Elliott, Nicholas L. Loffredo, Susan F. Marrinan and Michael F. Montemurro dated October 27, 2000 (incorporated by reference to Exhibit 10(t) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 1-7724))*

(q)	Form of Split-Dollar Insurance Plan Agreement between the Corporation and each of Dale F. Elliott, Susan F. Marrinan and Michael F. Montemurro (incorporated by reference to Exhibit 10(v) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 1-7724))*

(r)	Form of Amendment to Split-Dollar Insurance Plan Agreement between the Corporation and each of Dale F. Elliott, Susan F. Marrinan and Michael F. Montemurro (incorporated by reference to Exhibit 10(w) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 1-7724))*

(s)	Form of Split-Dollar Insurance Plan Agreement between the Corporation and each of Dale F. Elliott, Alan T. Biland, Sharon M. Brady and Michael F. Montemurro (incorporated by reference to Exhibit 10(g) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))*

(t)	Form of Termination of Split-Dollar Insurance Plan Agreement between the Corporation and each of Dale F. Elliott, Alan T. Biland, Sharon M. Brady, Susan F. Marrinan and Michael F. Montemurro#*

(u)	Employment Agreement between the Corporation and Dale F. Elliott, effective as of April 27, 2001 (incorporated by reference to Exhibit 10.2 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (Commission File No. 1-7724))*

(v)	Form of Share and Performance Award Agreement and Form of Deferred Share and Performance Award Agreement between the Corporation and each of Dale F. Elliott, Martin M. Ellen, Michael F. Montemurro, Nicholas T. Pinchuk, Alan T. Biland, Jeffrey N. Eggert, Susan F. Marrinan, and Blaine A. Metzger dated April 1, 2002 (incorporated by reference to Exhibit 10(a) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002 (Commission File No. 1-7724))*

(w)	Form of Share and Performance Award Agreement and Form of Deferred Share and Performance Award Agreement between the Corporation and each of Dale F. Elliott, Martin M. Ellen, Michael F. Montemurro, Nicholas T. Pinchuk, Alan T. Biland, Jeffrey N. Eggert, Susan F. Marrinan, and Blaine A. Metzger dated March 14, 2003 (incorporated by reference to Exhibit 10(d) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2003 (Commission File No. 1-7724))*

(x)	Snap-on Incorporated 2003 Executive Management Incentive Program (incorporated by reference to Exhibit 10(b) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2003 (Commission File No. 1-7724))*

(y)	Snap-on Incorporated 2003 Executive Qualitative Incentive Program (incorporated by reference to Exhibit 10(c) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2003 (Commission File No. 1-7724))*

(z)	Letter agreement between the Corporation and Mr. Pinchuk dated June 4, 2002 (incorporated by reference to Exhibit 10(b) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002)(Commission File No. 1-7724)*

(aa)	Snap-on Incorporated Section 406 of the Sarbanes-Oxley Act Code of Ethics#

(12)	Computation of Ratio of Earnings to Fixed Charges#

(13)	The following portions of Snap-on’s Annual Report to Shareholders, which are incorporated by reference in this Form 10-K, are filed as Exhibit 13: Six-year Data, Management’s Discussion and Analysis, Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Shareholders’ Equity and Comprehensive Income, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements, Quarterly Financial Information, Management’s Responsibility for Financial Reporting, Independent Auditor’s Report and Report of Independent Public Accountants#

(21)	Subsidiaries of the Corporation#

(23)	a. Independent Auditors’ Consent of Deloitte & Touche LLP# b. Information Regarding Consent of Arthur Andersen LLP#

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#

(31.2)	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies the issuer’s Annual Report on Form 10-K and is not filed as provided in SEC Release Nos. 33-8212, 34-47551 and IC-25967

(32.2)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies the issuer’s Annual Report on Form 10-K and is not filed as provided in SEC Release Nos. 33-8212, 34-47551 and IC-25967

# Filed herewith.
* Denotes management contract or compensatory plan or arrangement.

Item 15(d): Schedules

SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Amounts in millions)

Description	Balance at Beginning of Year	Expenses	Deductions (1)	Other - Net	Balance at End of Year
Allowance for doubtful accounts:
Year ended
January 3, 2004	$41.2	$34.1	$(30.3)	$ -	$45.0
Year ended
December 28, 2002	$39.6	$38.7	$(37.2)	$0.1	$41.2
Year ended
December 29, 2001	$40.9	$31.4	$(32.7)	$ -	$39.6

(1)     This amount represents write-offs of bad debts.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Snap-on Incorporated:

We have audited the consolidated financial statements of Snap-on Incorporated and Subsidiaries (the "Company") as of January 3, 2004 and December 28, 2002, and for each of the years then ended and have issued our report thereon dated February 3, 2004, (except for Paragraph 7 and 8 of Note 17, to which the date is March 12, 2004) (which expresses an unqualified opinion and includes explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” a revision of prior-period financial statements for the transitional disclosures required upon adoption of SFAS No. 142 and the change in presentation of its reportable segments); such financial statements and report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audits also include the 2003 and 2002 financial statement schedules of the Company, listed in Item 15(d). The 2003 and 2002 financial statement schedules are the responsibility of Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such 2003 and 2002 financial statement schedules, when considered in relation to the 2003 and 2002 basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. The 2001 schedule was subject to auditing procedures by other auditors who have ceased operations and whose report dated January 29, 2002, stated that such information is fairly stated in all material respects when considered in relation to the basic 2001 financial statements taken as a whole.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 3, 2004

The following Report of Independent Public Accountants is a copy of a report that Arthur Andersen LLP previously issued in connection with Snap-on’s Annual Report on Form 10-K for the year ended December 29, 2001. Effective June 14, 2002, Snap-on dismissed Arthur Andersen LLP as its independent auditors. Arthur Andersen LLP has not reissued this report in connection with the preparation of Snap-on’s Annual Report on Form 10-K for the years ended January 3, 2003, and December 28, 2002, and the report related only to Snap-on’s financial statements as of and for the year ended December 29, 2001. See Exhibit 23b for further discussion.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Snap-on Incorporated’s (“Snap-on”) Annual Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on page 28 is the responsibility of Snap-on’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP ARTHUR ANDERSEN LLP

Chicago, Illinois
January 29, 2002