Form 10-Q
period 2004-04-03
SNAP ON INC
filed 2004-05-06
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 3, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ]   No  [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  [ X ]   No  [_]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2004
Common Stock, $1 par value	58,136,804 shares

SNAP-ON INCORPORATED

INDEX

Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Earnings - Three Months Ended
April 3, 2004, and March 29, 2003	3
Consolidated Balance Sheets - April 3, 2004, and January 3, 2004	4-5
Consolidated Statements of Cash Flows - Three Months Ended
April 3, 2004, and March 29, 2003	6
Notes to Consolidated Financial Statements	7-18
Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	19-28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29-30
Item 4. Controls and Procedures	30-32
Part II. Other Information
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
Equity Securities	33-34
Item 6. Exhibits and Reports on Form 8-K	35-43
Signatures	37
Exhibit Index	38

SNAP-ON INCORPORATED
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended
	April 3, 2004	March 29, 2003
Net sales	$595.1	$543.1
Financial services revenue	21.2	--

Total revenue	616.3	543.1
Cost of goods sold	(345.8)	(297.7)
Operating expenses	(243.5)	(212.9)
Net finance income	--	10.5

Operating earnings	27.0	43.0
Interest expense	(5.6)	(6.4)
Other income (expense) - net	(1.9)	(3.7)

Earnings before income taxes	19.5	32.9
Income taxes	6.8	11.5

Net earnings	$12.7	$21.4

Net earnings per share - basic and diluted	$0.22	$0.37

Weighted-average shares outstanding:
Basic	58.2	58.2
Effect of dilutive options	0.5	0.1

Diluted	58.7	58.3

Dividends declared per common share	$0.25	$0.25

See Notes to Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	April 3, 2004	January 3, 2004
ASSETS
Current Assets
Cash and cash equivalents	$107.6	$96.1
Accounts receivable - net of allowances	574.7	546.8
Inventories
Finished goods	311.0	305.7
Work in process	44.5	46.5
Raw materials	78.5	80.7
Excess of current cost over LIFO cost	(81.0)	(81.8)

Total inventories	353.0	351.1
Deferred income tax benefits	73.3	71.4
Prepaid expenses and other assets	86.1	66.3

Total current assets	1,194.7	1,131.7
Property and equipment
Land	26.4	26.9
Buildings and improvements	218.0	217.8
Machinery and equipment	579.8	580.4

	824.2	825.1
Accumulated depreciation	(506.9)	(496.5)

Property and equipment - net	317.3	328.6
Deferred income tax benefits	11.9	16.1
Goodwill	410.2	417.6
Other intangibles - net	68.2	69.5
Other assets	169.5	175.0

Total assets	$2,171.8	$2,138.5

See Notes to Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	April 3, 2004	January 3, 2004
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$215.8	$189.7
Notes payable and current maturities of long-term debt	28.8	30.2
Accrued benefits	35.6	35.3
Accrued compensation	46.6	49.2
Dealer deposits	46.1	49.9
Deferred subscription revenue	21.8	20.6
Income taxes	35.5	20.1
Other accrued liabilities	174.2	172.2

Total current liabilities	604.4	567.2
Long-term debt	303.8	303.0
Deferred income taxes	33.3	34.3
Retiree health care benefits	89.8	89.3
Pension liabilities	77.3	74.2
Other long-term liabilities	67.8	59.6

Total liabilities	1,176.4	1,127.6

SHAREHOLDERS' EQUITY
Preferred stock - authorized 15,000,000 shares
of $1 par value; none outstanding	--	--
Common stock - authorized 250,000,000 shares
of $1 par value; issued 66,969,037 and 66,956,246 shares	67.0	67.0
Additional paid-in capital	100.7	94.5
Retained earnings	1,082.8	1,084.7
Accumulated other comprehensive income (loss)	24.7	38.6
Grantor stock trust at fair market value - 4,832,464
and 5,007,809 shares	(160.4)	(159.2)
Treasury stock at cost - 3,924,764 and 3,774,764 shares	(119.4)	(114.7)

Total shareholders' equity	995.4	1,010.9

Total liabilities and shareholders' equity	$2,171.8	$2,138.5

See Notes to Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Three Months Ended
	April 3, 2004	March 29, 2003
OPERATING ACTIVITIES
Net earnings	$12.7	$21.4
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Depreciation	18.4	14.2
Amortization of other intangibles	0.5	0.5
Deferred income tax provision (benefit)	1.3	(2.9)
(Gain) loss on sale of assets	(0.1)	--
(Gain) loss on mark-to-market for cash flow hedges	(0.9)	(0.8)
Changes in operating assets and liabilities, net of
effects of acquisitions:
(Increase) decrease in receivables	(5.9)	4.8
(Increase) decrease in inventories	(3.5)	8.5
(Increase) decrease in prepaid and other assets	(5.3)	(21.9)
Increase (decrease) in accounts payable	15.1	7.4
Increase (decrease) in accruals and other liabilities	1.5	(12.6)

Net cash provided by operating activities	33.8	18.6
INVESTING ACTIVITIES
Capital expenditures	(7.3)	(6.2)
Acquisitions of businesses - net of cash acquired	--	0.1
Proceeds from disposal of property and equipment	1.0	0.5

Net cash used in investing activities	(6.3)	(5.6)
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	(1.3)	(0.4)
Purchase of treasury stock	(4.7)	(3.8)
Proceeds from stock purchase and option plans	5.0	1.4
Cash dividends paid	(14.6)	(14.3)

Net cash used in financing activities	(15.6)	(17.1)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	1.1

Increase (decrease) in cash and cash equivalents	11.5	(3.0)
Cash and cash equivalents at beginning of period	96.1	18.4

Cash and cash equivalents at end of period	$107.6	$15.4

Supplemental cash flow disclosures:
Cash paid for interest	$10.3	$7.6
Cash (refunded) paid for income taxes	$(10.5)	$0.7

See Notes to Consolidated Financial Statements.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	This report should be read in conjunction with the consolidated financial statements and related notes included in Snap-on Incorporated’s (“Snap-on” or “the company”) Annual Report on Form 10-K for the year ended January 3, 2004.

In the opinion of management, all adjustments (consisting of normal recurring adjustments, including adjustments related to the company’s adoption of the Financial Accounting Standards Board’s (“FASB”) interpretation (“FIN”) No. 46R, as discussed in Note 2 below) necessary to a fair statement of financial condition and results of operations for the three month period ended April 3, 2004, have been made. Management also believes that the results of operations for the three month period ended April 3, 2004, are not necessarily indicative of the results to be expected for the full fiscal year.

2.	The FASB issued FIN No. 46R, “Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)” in December 2003, which became effective for Snap-on at the beginning of its 2004 fiscal year. FIN No. 46R provides consolidation guidance regarding the identification of variable interest entities (“VIE”) for which control is achieved through means other than through voting rights. FIN No. 46R provides guidance in determining if a business enterprise is the primary beneficiary of a VIE and whether or not that business enterprise should consolidate the VIE for financial reporting purposes.

Based on the company’s analysis of FIN No. 46R, the company concluded that Snap-on would consolidate Snap-on Credit LLC (“SOC”) as of January 4, 2004, the beginning of Snap-on’s 2004 fiscal year. Snap-on previously accounted for SOC, a 50% owned joint venture with The CIT Group, Inc. (“CIT”), using the equity method. Snap-on has consolidated SOC on a prospective basis and, as such, has not restated previously issued financial statements. The impact of the consolidation of SOC on Snap-on’s consolidated balance sheet was not significant. As a result of the consolidation of SOC in fiscal 2004, Snap-on will report the results of its finance operations as a new business segment, “Financial Services.” See Note 14 for further discussion of Snap-on’s business segments.

SOC, which commenced operations on January 3, 1999, provides a broad range of financial services to Snap-on’s U.S. dealer and customer network and to Snap-on’s industrial and other customers. As a result of establishing SOC, Snap-on effectively outsourced to SOC its domestic captive credit function. Snap-on and CIT have identical voting and participation rights and responsibilities in SOC. Snap-on receives royalty and management fee income from SOC based on the volume of financings originated by SOC. Snap-on also shares with CIT in any residual net profit or loss of the joint venture after operating expenses, including royalty and management fees, interest costs and credit loss provisions.

SOC sells substantially all of its originated contracts (through asset-securitization transactions) on a limited recourse basis to CIT, net of certain fees. SOC continues to service these contracts for an estimated market-rate servicing fee. During the first quarter of fiscal 2004, SOC originated contracts totaling $119.6 million.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions against Snap-on. At April 3, 2004, and January 3, 2004, $13.4 million and $14.1 million of loans, with terms ranging from six months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of April 3, 2004, was not material.

CIT and Snap-on have agreed to fund SOC’s future working capital requirements on a 50/50 basis, with a combined maximum borrowing limit not to exceed $24 million. As of April 3, 2004, there were no outstanding amounts owed from SOC pursuant to this agreement.

Snap-on’s exposure related to SOC as of April 3, 2004, was its $7.4 million investment plus the recourse obligations on customer financings discussed above. CIT’s interest of $7.4 million as of April 3, 2004, is included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.

3.	Accounts receivable include trade accounts, installment and other receivables, including the current portion of dealer financing receivables. The components of Snap-on’s current accounts receivable were as follows:

(Amounts in millions)	April 3, 2004	January 3, 2004
Trade accounts receivable	$512.9	$501.8
Installment receivables, net of unearned finance
charges of $11.4 million and $11.4 million	55.6	55.1
Other accounts receivable	52.5	34.9

Total	621.0	591.8
Allowances for doubtful accounts	(46.3)	(45.0)

Total accounts receivable - net	$574.7	$546.8

The long-term portion of accounts receivable is classified in "Other assets" on the accompanying Consolidated Balance Sheets and is comprised of installment and other receivables, including dealer financing receivables, with payment terms that are due beyond one year. The components of Snap-on's long-term accounts receivable were as follows:

(Amounts in millions)	April 3, 2004	January 3, 2004
Installment receivables, net of unearned finance
charges of $9.1 million and $9.1 million	$41.4	$41.9
Other long-term accounts receivable	20.5	19.8

Total	$61.9	$61.7

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Additional disclosures related to acquired other intangible assets are as follows:

	April 3, 2004		January 3, 2004
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other
intangible assets:
Trademarks	$2.7	$(0.5)	$2.7	$(0.4)
Patents	32.3	(11.6)	32.3	(11.3)

Total	35.0	(12.1)	35.0	(11.7)
Unamortized other
intangible assets:
Trademarks	45.3	--	46.2	--

Total	$80.3	$(12.1)	$81.2	$(11.7)

The weighted-average amortization period is 35 years for trademarks and 16 years for patents. The weighted-average amortization period for trademarks and patents on a combined basis is 19 years.

Amortization expense for the three months ended April 3, 2004, and March 29, 2003, was $0.5 million. Total estimated annual amortization expense expected for each of the next five fiscal years, based on current levels of other intangible assets, is $1.9 million.

Goodwill was $410.2 million and $417.6 million at April 3, 2004, and January 3, 2004. The decrease in goodwill reflects the impact of currency translation.

5.	During the first quarter of 2004, Snap-on recorded restructuring and continuous improvement charges of $9.9 million, including charges of $8.6 million that are included in “Cost of goods sold” and charges of $1.3 million that are included in “Operating expenses” on the accompanying Consolidated Statement of Earnings. Of the $9.9 million of restructuring and continuous improvement charges recorded during the first quarter of 2004, $6.0 million qualified as restructuring accruals and $3.9 million was expensed as incurred.

Restructuring and continuous improvement charges incurred in the first quarter of 2004 included $7.1 million related to the phase out of production at two U.S. hand-tool manufacturing facilities. Production at the two U.S. hand-tool manufacturing facilities ceased on March 31, 2004. The remaining $2.8 million of charges related to consolidation initiatives and management realignment actions at various other Snap-on facilities.

Snap-on’s 2004 restructuring accrual activity related to its 2004 actions was as follows:

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in millions)	Provision in 2004	Usage in 2004	Balance at April 3, 2004
Severance costs:
Commercial and
Industrial Group	$2.0	$(0.6)	$1.4
Diagnostic and
Information Group	0.1	(0.1)	--
Facility consolidation
or closure costs:
Diagnostic and
Information Group	0.1	--	0.1

Total	$2.2	$(0.7)	$1.5

Restructuring accrual usage was $0.7 million for severance payments related to the separation of 178 employees. Snap-on anticipates that the restructuring accrual recorded during the first quarter of 2004 related to its 2004 actions will be fully utilized by the end of the second quarter of 2004.

Snap-on’s 2004 restructuring accrual activity related to its 2003 actions was as follows:

(Amounts in millions)	Balance at January 3, 2004	Provision in 2004	Usage in 2004	Balance at April 3, 2004
Severance costs:
Snap-on Dealer Group	$3.9	$3.3	$(2.7)	$4.5
Commercial and
Industrial Group	1.1	0.5	(0.6)	1.0
Diagnostic and
Information Group	0.9	--	(0.7)	0.2
Facility consolidation
or closure costs:
Diagnostic and
Information Group	0.3	--	(0.2)	0.1

Total	$6.2	$3.8	$(4.2)	$5.8

Restructuring accrual usage of $4.2 million in 2004 consisted of $4.0 million for severance payments related to the separation of 357 employees and $0.2 for lease termination payments. Snap-on anticipates that the restructuring accruals related to its 2003 actions will be fully utilized by the end of the second quarter of 2004.

Snap-on expects to fund the remaining cash requirements of its 2004 and 2003 restructuring activities with cash flows from operations and borrowings under the company’s existing credit facilities. The specific restructuring measures and estimated costs were based on management’s best business judgment under prevailing circumstances. Snap-on also expects that it will record approximately $13 million to $14 million of additional restructuring and continuous improvement charges during the remainder of fiscal 2004.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Notes payable and long-term debt of Snap-on at April 3, 2004, and January 3, 2004, totaled $332.6 million and $333.2 million. Notes payable to banks under bank lines of credit totaled $3.6 million and $4.9 million at April 3, 2004, and January 3, 2004. At April 3, 2004, and January 3, 2004, Snap-on had commercial paper outstanding denominated in U.S. dollars of $25.0 million.

At April 3, 2004, Snap-on had $408 million of multi-currency revolving credit facilities that serve to back its commercial paper programs, including a $200 million, 364-day revolving credit facility with a one-year term-out option that terminates on July 30, 2004. The term-out option allows Snap-on to elect to borrow under the credit facility for an additional year after the termination date. In addition, Snap-on has a five-year, $208 million revolving credit facility that terminates on August 20, 2005. At April 3, 2004, Snap-on was in compliance with all covenants of the revolving credit facilities, and there were no borrowings under either revolving credit commitment. At April 3, 2004, Snap-on also had an unused committed $20 million bank line of credit that expires on August 1, 2004.

7.	Snap-on uses derivative instruments to manage well-defined interest rate and foreign currency exposures. Snap-on does not use derivative instruments for speculative or trading purposes. The criteria used to determine if hedge accounting treatment is appropriate are (i) the designation of the hedge to an underlying exposure, (ii) whether or not overall risk is being reduced, and (iii) if there is a correlation between the value of the derivative instrument and the underlying obligation. On the date a derivative contract is entered into, Snap-on designates the derivative as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a natural hedging instrument whose change in fair value is recognized as an economic hedge against changes in the values of the hedged item.

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

At April 3, 2004, Snap-on had net outstanding foreign exchange forward contracts to sell $77.1 million comprised of buy contracts of $74.9 million in Swedish kronor, $3.1 million in Taiwan dollars and $2.1 million in Swiss francs and sell contracts of $73.5 million in euros, $43.8 million in British pounds, $11.8 million in Singapore dollars, $10.4 million in Japanese yen, $4.4 million in Danish kronor, $4.1 million in Canadian dollars, $3.7 million in Norwegian kronor, $3.5 million in Mexican pesos and net sell contracts of $2.0 million in other currencies. At January 3, 2004, Snap-on had net outstanding foreign exchange forward contracts to sell $84.0 million comprised of buy contracts of $72.8 million in Swedish kronor, $3.2 million in Taiwan dollars and $0.6 million in other currencies and sell contracts of $72.8 million in euros, $43.3 million in British pounds, $11.8 million in Canadian dollars, $10.2 million in Japanese yen, $8.9 million in Singapore dollars, $5.7 million in Danish kronor, $4.3 million in Norwegian kronor, $2.3 million in Mexican pesos and $1.3 million in Australian dollars.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The majority of Snap-on’s forward exchange contracts are not designated as hedges. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. Those forward exchange contracts that qualify for hedge accounting treatment are accounted for as cash flow hedges where the effective portion of the changes in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss)” on the accompanying Consolidated Balance Sheets. When the hedged item is realized in income, the gain or loss included in “Accumulated other comprehensive income (loss)” is reclassified to income in the same financial statement caption as the hedged item. The ineffective portion of changes in fair value of the cash flow hedges are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net,” and were not material for the three months ended April 3, 2004, and March 29, 2003.

Non-Derivative Instruments Designated in Hedging Relationships: Snap-on uses non-U.S. dollar financing transactions as net investment hedges of long-term investments in the corresponding foreign currency. Hedges that meet the effectiveness requirements are accounted for under net investment hedging rules. The effective portion of the net investment hedge of a foreign operation is recorded in “Accumulated other comprehensive income (loss)”as a cumulative translation adjustment. When applicable, the ineffective portion of the net investment hedge is recorded in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net”. These ineffective portions were not material for the three months ended April 3, 2004, and March 29, 2003. At April 3, 2004, net losses of $0.2 million arising from effective hedges of net investments have been reflected in the cumulative translation adjustment account as a component of “Accumulated other comprehensive income (loss).”

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are accrued and recognized as adjustments to interest expense. For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to interest expense. For cash flow hedges, the effective portion of the change in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss),” while any ineffective portion is recorded as an adjustment to interest expense. The notional amount of interest rate swaps was $75.0 million at April 3, 2004 and January 3, 2004, and included $50.0 million of fair value hedges and $25.0 million of cash flow hedges.

For all cash flow hedges qualifying for hedge accounting, the net accumulated derivative loss at April 3, 2004, was $0.9 million, after tax, and is reflected in “Accumulated other comprehensive income (loss).” Changes in the fair value of derivative financial instruments qualifying for hedge accounting are reflected as derivative assets or liabilities with the corresponding gains or losses reflected in earnings in the period of change. An offsetting gain or loss is also reflected in earnings based upon the changes of the fair value of the debt instrument being hedged. For all fair value hedges qualifying for hedge accounting, the net accumulated derivative loss at April 3, 2004, was $1.7 million. At April 3, 2004, the maximum maturity date of any cash flow hedge and fair value hedge was approximately one year and seven years, respectively. During the next 12 months, Snap-on expects to reclassify into earnings net losses from “Accumulated other comprehensive income (loss)” of approximately $0.8 million after tax at the time the underlying hedged transactions are realized. During the first quarter ended April 3, 2004, cash flow hedge and fair value hedge ineffectiveness was not material.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Snap-on’s pension expense included the following components:

	Three Months Ended
(Amounts in millions)	April 3, 2004	March 29, 2003
Service cost	$5.0	$4.2
Interest cost	10.6	10.1
Expected return on assets	(12.2)	(11.0)
Amortization of:
Actuarial loss	2.1	0.5
Prior service cost	0.3	0.5
Net transition asset	(0.1)	(0.1)

Net pension expense	$5.7	$4.2

Snap-on has not made, and does not expect to make, a contribution to its domestic pension plans in 2004.

9.	Snap-on’s net postretirement health care benefits expense included the following components:

	Three Months Ended
(Amounts in millions)	April 3, 2004	March 29, 2003
Service cost	$0.2	$0.3
Interest cost	1.4	1.6

Net pension expense	$1.6	$1.9

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. In accordance with FASB Staff Position 106-1, Snap-on’s net periodic postretirement benefit expense does not reflect the effects of the Act on Snap-on’s postretirement health care plans, as Snap-on has not yet concluded whether the benefits provided by the plans are actuarially equivalent to Medicare Part D under the Act. Specific authoritative guidance on the accounting for the federal subsidy provided under the Act is pending and guidance, when issued, could require Snap-on to change previously reported information.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Snap-on has various stock award and purchase plans for directors, officers and key employees.

Stock options outstanding under the 2001 Incentive Stock and Awards Plan (“2001 Plan”) and the predecessor plan have expiration dates ranging from 2004 to 2014 and vesting periods ranging from immediate to three years. The plans provide that options be granted at exercise prices equal to market value on the date the option is granted. Stock option activity under the 2001 Plan and predecessor plans was as follows:

	Three Months Ended April 3, 2004
	Options	Exercise Price*
Outstanding at beginning of period	5,642,219	$30.23
Granted	666,000	31.52
Exercised	(152,159)	25.15
Canceled	(13,050)	33.64

Outstanding at end of period	6,143,010	30.49

Exercisable at end of period	5,106,860	30.67

*Weighted-average

The following table summaries information about stock options outstanding as of April 3, 2004:

	April 3, 2004
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (Years)*	Exercise Price*
$19 to $25	27,790	0.63	$21.92
$25 to $31	3,246,177	6.90	27.17
$31 to $38	2,426,426	6.82	33.29
$38 to $46	442,617	3.83	39.98

Totals	6,143,010	6.62	30.49

*Weighted-average

Snap-on accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In accordance with the provisions of APB Opinion No. 25, no compensation expense was recorded for stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the measurement date. For restricted stock and stock appreciation rights awards, Snap-on recorded compensation expense in the respective periods as appropriate.

The following table illustrates the effect on net earnings and earnings per share as if Snap-on had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation using the Black-Scholes option-pricing model.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
(Amounts in millions, except per share data)	April 3, 2004	March 29, 2003
Net earnings, as reported	$12.7	$21.4
Add: Stock-based employee compensation expense
included in reported net income, net of related
tax effects	1.3	0.6
Deducted: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(1.7)	(1.8)

Pro forma net earnings	$12.3	$20.2

Net earnings per share - basic:
As reported	$0.22	$0.37
Pro forma	0.21	0.35
Net earnings per share - diluted:
As reported	0.22	0.37
Pro forma	0.21	0.35

11.	Basic earnings per share calculations were computed by dividing net earnings by the corresponding weighted-average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Snap-on had dilutive shares as of April 3, 2004, and March 29, 2003, of 512,950 shares and 58,742 shares. Options to purchase 2,164,643 shares and 5,851,169 shares of Snap-on common stock at April 3, 2004, and March 29, 2003, were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common stock for the respective period and the effect on earnings per share would be anti-dilutive.

12.	Total comprehensive income for the three-months ended April 3, 2004, and March 29, 2003, was as follows:

	Three Months Ended
(Amounts in millions)	April 3, 2004	March 29, 2003
Net earnings	$12.7	$21.4
Foreign currency translation	(12.9)	23.1
Change in fair value of derivative instruments,
net of tax	(1.0)	(0.7)

Total comprehensive income	$(1.2)	$43.8

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its reserve requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience. The following is an analysis of Snap-on’s product warranty reserve for the first three months of 2004 and 2003:

	Three Months Ended
(Amounts in millions)	April 3, 2004	March 29, 2003
Warranty reserve:
Beginning of year	$12.5	$11.6
Additions	3.6	2.8
Usage	(2.3)	(2.9)

End of period	$13.8	$11.5

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

14.	Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments include the following: (i) the Snap-on Dealer Group; (ii) the Commercial and Industrial Group; (iii) the Diagnostics and Information Group; and (iv) Financial Services. The Snap-on Dealer Group consists of Snap-on’s business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle-service information, business management systems, equipment repair services and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services is a new business segment, beginning in fiscal 2004, consisting of the business operations of SOC, a consolidated 50%-owned joint venture between Snap-on and CIT, and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has dealer operations. Prior year segment disclosures have not been restated to include the Financial Services segment due to the prospective adoption of FIN No. 46R. See Note 2 for further discussion of SOC and the company’s adoption of FIN No. 46R.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Snap-on evaluates the performance of its operating segments based on segment revenues and operating earnings. Segment revenues are defined as total revenues, including both external customer revenue and intersegment revenue. Segment operating earnings are defined as revenues less cost of goods sold and operating expenses, including applicable continuous improvement and other non-recurring charges. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Snap-on allocates shared services expenses to those segments that utilize the services based on a percentage of either cost of goods sold or segment revenues, as appropriate.

Neither Snap-on nor any of its segments, except Financial Services, depend on any single customer, small group of customers or government for more than 10% of its revenues. As a result of SOC’s relationship with CIT, Snap-on’s Financial Services business segment depends on CIT for more than 10% of its revenues. See Note 2 for further discussion of SOC.

Financial data by segment was as follows:

	Three Months Ended
(Amounts in millions)	April 3, 2004	March 29, 2003
External revenue:
Snap-on Dealer Group	$273.6	$259.2
Commercial and Industrial Group	278.8	243.4
Diagnostics and Information Group	42.7	40.5
Financial Services	21.2	--

Total external revenue	$616.3	$543.1

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)

	Three Months Ended
(Amounts in millions)	April 3, 2004	March 29, 2003
Intersegment revenue:
Snap-on Dealer Group	$6.3	$5.7
Commercial and Industrial Group	31.1	29.3
Diagnostics and Information Group	37.6	35.9
Financial Services	--	--

Total intersegment revenue	$75.0	$70.9

Total revenue:
Snap-on Dealer Group	$279.9	$264.9
Commercial and Industrial Group	309.9	272.7
Diagnostics and Information Group	80.3	76.4
Financial Services	21.2	--

Total segment revenue	691.3	614.0
Intersegment eliminations	(75.0)	(70.9)

Total consolidated revenue	$616.3	$543.1

Operating earnings:
Snap-on Dealer Group	$11.6	$23.6
Commercial and Industrial Group	(3.1)	6.1
Diagnostics and Information Group	7.6	2.8
Financial Services	10.9	--

Segment operating earnings	27.0	32.5
Net finance income	--	10.5

Operating earnings	27.0	43.0
Interest expense	(5.6)	(6.4)
Other income (expense) - net	(1.9)	(3.7)

Earnings before income taxes	$19.5	$32.9

(Amounts in millions)	April 3, 2004	January 3, 2004
Assets:
Snap-on Dealer Group	$785.0	$779.9
Commercial and Industrial Group	1,097.5	1,101.9
Diagnostics and Information Group	187.0	189.9
Financial Services	138.9	--

Total from reportable segments	2,208.4	2,071.7
Financial Services	--	103.9
Elimination of intersegment receivables	(36.6)	(37.1)

Total assets	$2,171.8	$2,138.5

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Financial Accounting Standards Board (“FASB”) issued interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)” in December 2003, which became effective for Snap-on at the beginning of its 2004 fiscal year. FIN No. 46R provides consolidation guidance regarding the identification of variable interest entities (“VIE”) for which control is achieved through means other than through voting rights. FIN No. 46R provides guidance in determining if a business enterprise is the primary beneficiary of a VIE and whether or not that business enterprise should consolidate the VIE for financial reporting purposes.

Based on the company’s analysis of FIN No. 46R, the company concluded that Snap-on would consolidate Snap-on Credit LLC (“SOC”) as of January 4, 2004, the beginning of Snap-on’s 2004 fiscal year. Snap-on previously accounted for SOC, a 50% owned joint venture with The CIT Group, Inc. (“CIT”), using the equity method. Snap-on has consolidated SOC on a prospective basis and, as such, has not restated previously issued financial statements. The impact of the consolidation of SOC on Snap-on’s consolidated balance sheet was not significant. As a result of the consolidation of SOC in fiscal 2004, Snap-on will report the results of its finance operations as a new business segment, “Financial Services.” Refer to Notes 2 and 14 to the Consolidated Financial Statements for further discussion of SOC and Snap-on’s business segments.

Highlights of Snap-on’s results of operations for the first quarter of 2004 and the first quarter of 2003 are as follows:

	Three Months Ended
(Dollars in millions)	April 3, 2004*		March 29, 2003*		Increase/ (Decrease)**
Net sales	$595.1	96.6%	$543.1	100.0%	$52.0	9.6%
Financial services revenue	21.2	3.4%	--	0.0%	21.2

Total revenue	616.3	100.0%	543.1	100.0%	73.2	13.5%
Cost of goods sold	345.8	56.1%	297.7	54.8%	48.1	16.2%
Operating expenses	243.5	39.5%	212.9	39.2%	30.6	14.4%
Net finance income	--	0.0%	10.5	1.9%	(10.5)

Operating earnings	27.0	4.4%	43.0	7.9%	(16.0)	-37.2%
Interest expense	5.6	0.9%	6.4	1.2%	(0.8)	-12.5%
Other (income) expense - net	1.9	0.3%	3.7	0.7%	(1.8)	-49.6%

Earnings before income taxes	19.5	3.2%	32.9	6.0%	(13.4)	-40.7%
Income taxes	6.8	1.1%	11.5	2.1%	(4.7)	-40.7%

Net earnings	$12.7	2.1%	$21.4	3.9%	$(8.7)	-40.7%

*	Percent amount represents corresponding dollar amount as a percent of total revenue.
**	Percent amount represents percentage increase or decrease relative to the three months ended March 29, 2003.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total revenue in the first quarter of 2004 increased $73.2 million, or 13.5%, over prior year levels. Of the year-over-year increase in total revenues, $33.2 million was attributable to favorable currency translation and $21.2 million resulted from the consolidation of SOC, previously accounted for under the equity method, and changes to the presentation of Snap-on’s wholly owned financial services subsidiaries to be consistent with the presentation of SOC effective with the beginning of fiscal 2004. For further information on SOC and the new Financial Services business segment, refer to Notes 2 and 14 of the Consolidated Financial Statements. Organic sales volumes (defined as the change in year-over-year net sales, excluding the impact of acquisitions, divestitures and currency translation) increased $18.8 million, or 3.3%, year over year on improved worldwide sales of industrial tools and equipment, as well as improved sales to Snap-on’s franchised dealers in international markets.

Gross profit, defined as net sales less cost of goods sold, increased $3.9 million, but decreased 330 basis points (100 basis points equals 1.0 percent) as a percentage of net sales. Favorable currency translation of $12.6 million was partially offset by $6.8 million of higher year-over-year continuous improvement costs and $4.2 million of additional costs associated with manufacturing inefficiencies and other variances arising from the relocation of production from two U.S. hand-tool plants, which were closed on March 31, 2004.

Operating expenses in the first quarter of 2004 increased $30.6 million, or 30 basis points as a percentage of total revenue, from the first quarter of 2003, including $10.3 million from the consolidation of SOC and changes to the presentation of Snap-on’s wholly owned financial services subsidiaries to be consistent with the presentation of SOC. Additionally, $10.0 million of the operating expense increase was attributable to unfavorable foreign currency translation. Operating expenses during the first quarter of 2004 also included higher freight expense of $2.2 million, reflecting higher freight rates and smaller but more frequent shipments to dealers, start-up costs of $1.5 million associated with the company’s expansion of its distribution system and operating presence in rapidly growing emerging markets and $2.8 million of increased direct sales and related costs associated with the Technical Automotive Group (“TAG”).

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments include the following: (i) the Snap-on Dealer Group; (ii) the Commercial and Industrial Group; (iii) the Diagnostics and Information Group; and (iv) Financial Services. The Snap-on Dealer Group consists of Snap-on’s business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle-service information, business management systems, equipment repair services and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services is a new business segment, beginning in fiscal 2004, consisting of the business operations of SOC, a consolidated 50%-owned joint venture between Snap-on and CIT, and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has dealer operations. Prior year segment disclosures have not been restated to include the Financial Services segment due to the prospective adoption of FIN No. 46R. See Note 2 for further discussion of SOC and the company’s adoption of FIN No. 46R.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Snap-on evaluates the performance of its operating segments based on segment revenues and operating earnings. Segment revenues are defined as total revenues, including both external customer revenue and intersegment revenue. Segment operating earnings are defined as revenues less cost of goods sold and operating expenses, including applicable continuous improvement and other non-recurring charges. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Snap-on allocates shared services expenses to those segments that utilize the services based on a percentage of either cost of goods sold or segment revenues, as appropriate.

Snap-on Dealer Group

	Three Months Ended
(Dollars in millions)	April 3, 2004*		March 29, 2003*		Increase/ (Decrease)**
External revenue	$273.6	97.7%	$259.2	97.8%	$14.4	5.6%
Intersegment revenue	6.3	2.3%	5.7	2.2%	0.6	10.5%

Total segment revenue	279.9	100.0%	264.9	100.0%	15.0	5.7%
Cost of goods sold	159.9	57.1%	137.8	52.0%	22.1	16.0%

Gross profit	120.0	42.9%	127.1	48.0%	(7.1)	-5.6%
Operating expenses	108.4	38.8%	103.5	39.1%	4.9	4.7%

Segment operating earnings	$11.6	4.1%	$23.6	8.9%	$(12.0)	-50.8%

*	Percent amount represents corresponding dollar amount as a percent of total segment revenue.
**	Percent amount represents percentage increase or decrease relative to the three months ended March 29, 2003.

Total segment revenue in the first quarter of 2004 increased $15.0 million, or 5.7%, over prior-year levels due to $9.3 million of favorable currency translation and $5.7 million of higher organic sales volume. In North America, Snap-on Dealer Group sales were essentially flat year over year, while international operations experienced a 13.1% sales volume increase. In the U.S. market place, reported sales by Snap-on franchised dealers to their customers increased at a mid-single-digit rate for the first quarter of 2004. The company believes this improvement came largely from increased market penetration due to dealer expansions through second vans, reaching new customers and being better able to serve existing customers. Snap-on believes that dealers are also managing their inventories to lower levels.

Segment gross profit for the first quarter of 2004 decreased $7.1 million, or 510 basis points as a percentage of total segment revenue, from the same period last year primarily due to $6.2 million of allocated plant closure costs and $3.5 million of higher allocated production expenses due to production inefficiencies and other manufacturing variances associated with the relocation of production from the two hand-tool plants, which were closed at the end of March 2004. These higher costs were partially offset by $3.1 million of favorable currency translation. Operating expenses for the Snap-on Dealer Group increased $4.9 million year over year, but decreased 30 basis points as a percentage of total segment revenue. The $4.9 million increase in operating expenses primarily reflects $2.5 million of unfavorable currency translation, $1.9 million of higher freight expense, reflecting increased freight rates and smaller but more frequent shipments to dealers, and $1.3 million of higher marketing and sales expense, partially offset by lower year-over-year continuous improvement activity costs of $0.7 million. As a result of these factors, segment operating earnings in the first quarter of 2004 decreased $12.0 million, or 480 basis points as a percentage of total segment revenue, from the first quarter of 2003.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Commercial and Industrial Group

	Three Months Ended
(Dollars in millions)	April 3, 2004*		March 29, 2003*		Increase/ (Decrease)**
External revenue	$278.8	90.0%	$243.4	89.3%	$35.4	14.5%
Intersegment revenue	31.1	10.0%	29.3	10.7%	1.8	6.1%

Total segment revenue	309.9	100.0%	272.7	100.0%	37.2	13.6%
Cost of goods sold	212.0	68.4%	181.4	66.5%	30.6	16.9%

Gross profit	97.9	31.6%	91.3	33.5%	6.6	7.2%
Operating expenses	101.0	32.6%	85.2	31.3%	15.8	18.5%

Segment operating (loss) earnings	$(3.1)	-1.0%	$6.1	2.2%	$(9.2)	-150.8%

*	Percent amount represents corresponding dollar amount as a percent of total segment revenue.
**	Percent amount represents percentage increase or decrease relative to the three months ended March 29, 2003.

Total segment revenue in the first quarter of 2004 increased $37.2 million, or 13.6%, over prior year levels due to $22.6 million of favorable currency translation and $14.6 million from improved organic sales volume. The continued improvement in North American industrial demand for tools that began late in the fourth quarter of 2003, as well as better economic conditions in much of Europe, lead to increased sales volume of hand and power tools used in industrial and commercial applications, despite continued weakness in certain sectors such as aerospace and aviation. In addition, higher sales of vehicle-service equipment were achieved in both North America, through direct TAG distribution, and in Europe, along with continued growth in Snap-on’s facilitation business for new-vehicle dealerships.

Segment gross profit for the first quarter of 2004 increased $6.6 million, but decreased 190 basis points as a percentage of total segment revenue. Benefits realized from higher sales volume and favorable currency translation were partially offset by inventory adjustments of $4.6 million, allocated plant closure costs of $0.9 million and higher production expenses due to production inefficiencies and other manufacturing variances associated with the relocation of production from the two hand-tool plants of $0.7 million, and $0.8 million of higher year-over-year other continuous improvement activity costs. Operating expenses for the Commercial and Industrial Group increased $15.8 million, or 130 basis points as a percentage of total segment revenue. The increase in operating expenses reflects $6.5 million of unfavorable currency translation, $1.3 million in higher bad debt expense and a $1.3 million year-over-year increase in continuous improvement costs. Operating earnings were also reduced by $1.5 million of start-up costs associated with the company’s investment to expand its distribution and operating presence in rapidly growing emerging markets and $2.8 million of TAG direct sales and related costs. As a result, segment operating earnings in the first quarter of 2004 decreased $9.2 million as compared to the first quarter of 2003.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Diagnostics and Information Group

	Three Months Ended
(Dollars in millions)	April 3, 2004*		March 29, 2003*		Increase/ (Decrease)**
External revenue	$42.7	53.2%	$40.5	53.0%	$2.2	5.4%
Intersegment revenue	37.6	46.8%	35.9	47.0%	1.7	4.7%

Total segment revenue	80.3	100.0%	76.4	100.0%	3.9	5.1%
Cost of goods sold	48.9	60.9%	49.4	64.7%	(0.5)	-1.0%

Gross profit	31.4	39.1%	27.0	35.3%	4.4	16.3%
Operating expenses	23.8	29.6%	24.2	31.6%	(0.4)	-1.7%

Segment operating earnings	$7.6	9.5%	$2.8	3.7%	$4.8	171.4%

*	Percent amount represents corresponding dollar amount as a percent of total segment revenue.
**	Percent amount represents percentage increase or decrease relative to the three months ended March 29, 2003.

Total segment revenue in the first quarter of 2004 increased $3.9 million, or 5.1%, over prior-year levels primarily due to $3.2 million of favorable currency translation, as well as sales growth of handheld diagnostics and information products. In 2003, intersegment revenue included approximately $5 million related to the production of certain European equipment products that was subsequently transferred to the Commercial and Industrial Group.

Segment gross profit for the first quarter of 2004 increased $4.4 million, or 380 basis points as a percentage of total segment revenue, from the same period last year largely reflecting the growth in sales volume of handheld diagnostics and information products and benefits from prior continuous improvement activities. Operating expenses for the Diagnostics and Information Group were essentially flat on a dollar basis, but decreased 200 basis points as a percentage of total segment revenue, reflecting a $0.9 million reduction in bad debt expense offset by $1.0 million of unfavorable currency translation on operating expenses of foreign locations. As a result, segment operating earnings in the first quarter of 2004 increased $4.8 million, or 580 basis points as a percentage of total segment revenue, from the first quarter of 2003.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financial Services

Segment operating results for Financial Services for the three months ended April 3, 2004 are as follows:

(Dollars in millions)
External revenue	$21.2
Intersegment revenue	--

Total segment revenue	21.2
Operating expenses	(10.3)

Segment operating earnings	$10.9

Segment operating earnings for the first quarter of 2004 were $10.9 million; CIT’s minority interest in SOC for the first quarter of 2004 of $0.6 million of expense is included in “Other income (expense) – net” on the accompanying Consolidated Statement of Earnings. Net finance income was $10.5 million in the first quarter of 2003.

Other

Interest expense was $5.6 million in the first quarter of 2004, down $0.8 million from $6.4 million in the first quarter of 2003, primarily reflecting the impact of lower average debt levels due to cash flow from operating activities, partially offset by higher average interest rates.

Other income (expense) — net was an expense of $1.9 million for the first quarter of 2004, as compared to an expense of $3.7 million in the comparable prior-year period. This line item includes the impact of all non-operating items such as interest income, minority interests, hedging and exchange rate transaction gains and losses, and other miscellaneous non-operating items. Other expense decreased $1.8 million in the first quarter of 2004 over the prior-year level largely reflecting $1.6 million of lower foreign exchange losses. Minority interests for the first quarter of 2004 and 2003 were $1.2 million and $0.7 million. The year-over-year increase in minority interests primarily reflects the consolidation of SOC beginning in fiscal 2004.

Snap-on’s effective income tax rate was 35.0% in the first quarter of 2004 and the first quarter of 2003.

Exit or Disposal Activities

For a discussion of Snap-on’s exit and disposal activities, refer to Note 5 of the Consolidated Financial Statements.

FINANCIAL CONDITION

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations, couple with its sources of borrowings, are sufficient to fund its anticipated requirements for working capital, capital expenditures and restructuring and continuous improvement activities, acquisitions, common stock repurchases and dividend payments. Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost. As of the date of the filing of this Form 10-Q, Snap-on’s long-term debt and commercial paper was rated A2 and P-1 by Moody’s Investors Service and A and A-1 by Standard & Poor’s. Snap-on believes that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash flow provided from operating activities was $33.8 million in the first quarter of 2004, including a $10.5 million net income tax refund and a $5.7 million benefit from a reduction in working investment (defined as accounts receivable – net of allowances plus inventories less accounts payable). Cash flow from operating activities in 2003 was $18.6 million, including a $20.7 million benefit from a reduction in working investment, partially offset by a $10.0 million pension plan contribution. The consolidation of SOC did not have a material impact on cash flow.

Total notes payable and long-term debt was $332.6 million at the end of the first quarter of 2004, as compared to $333.2 million at year-end 2003 and $358.9 million at the end of the first quarter of 2003. First-quarter 2004 total debt levels have decreased $26.3 million from the end of the first quarter of 2003, reflecting Snap-on’s increased cash flow. Cash and cash equivalents were $107.6 million and $15.4 million at the end of the first quarters of 2004 and 2003, respectively.

The ratio of Snap-on’s total net debt (defined as total debt less cash and cash equivalents) to total invested capital (defined as total net debt plus shareholders’ equity) was 18.4% at the end of the first quarter of 2004, compared to 19.0% at year-end 2003 and 28.6% at the end of the first quarter of 2003. The improvement in this ratio reflects a higher cash balance, lower debt levels and increased shareholders’ equity. This ratio may vary from time to time as the company issues commercial paper to fund seasonal working capital requirements and to the extent that the company uses debt to fund acquisitions. Total invested capital was $1,220.4 million at the end of the first quarter of 2004, down $27.6 million from year-end 2003 and up $19.4 million from the end of the first quarter of 2003.

Borrowings under commercial paper programs totaled $25.0 million at both the end of the first quarter of 2004 and at year-end 2003. At April 3, 2004, Snap-on had $408 million of multi-currency revolving credit facilities that provide back-up liquidity for its commercial paper programs. These facilities include a $200 million, 364-day revolving credit facility with a one-year term-out option that terminates on July 30, 2004. The term-out option allows Snap-on to elect to borrow under the credit facility for an additional year after the termination date. These facilities also include a five-year, $208 million revolving credit facility that terminates on August 20, 2005. As of April 3, 2004, Snap-on was in compliance with all covenants of its revolving credit facilities and there were no borrowings under any revolving credit facility. The most restrictive financial covenant requires that Snap-on maintain a total debt to total invested capital ratio that does not exceed 60%. The company’s total debt to total capital ratio, computed as defined by the financial covenant, was 25.0% at April 3, 2004. At April 3, 2004, Snap-on also had an unused committed $20 million bank line of credit that expires on August 1, 2004.

At April 3, 2004, Snap-on had cash and cash equivalents of $107.6 million and approximately $403 million of unused available debt capacity under the terms of its revolving credit facilities and committed bank line of credit.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Working investment as of April 3, 2004, was $711.9 million, up $3.7 million from the $708.2 million as of year-end 2003. The working investment measure is used by Snap-on in assessing management performance and effectiveness related to working capital.

Current accounts receivable-net at the end of the first quarter of 2004 was $574.7 million, up $27.9 million from year-end 2003 levels. Year over year, accounts receivable – net of allowances was up $13.8 million from the first quarter of 2003, including a $39.8 million increase from currency translation. As of the end of the first quarter of 2004, days sales outstanding improved to 87 days from 93 days for the comparable prior-year period.

Inventories totaled $353.0 million at the end of the 2004 first quarter, down $15.2 million from the end of the first quarter of 2003, including an increase of $33.4 million from currency translation, and up $1.9 million from year-end 2003 levels. Inventories accounted for using the first-in, first-out (FIFO) method as of April 3, 2004 and January 3, 2004 approximated 67% and 69% of total inventories, respectively. All other inventories are generally accounted for using the last-in, first-out (LIFO) cost method. The company’s LIFO reserve declined from $81.8 million at January 3, 2004, to $81.0 million at April 3, 2004. As compared to the first quarter of 2003, inventory turns have improved from 3.1 turns to 3.8 turns (defined as the current quarter’s cost of goods sold annualized, divided by the average of the last four quarter-end’s inventory balances).

Capital expenditures of $7.3 million in the first quarter of 2004 were up slightly from the $6.2 million expended in the first quarter of 2003. Investments primarily included new product-related, quality and cost reduction capital investments, as well as ongoing replacements of manufacturing and distribution facilities and equipment. Snap-on anticipates fiscal 2004 capital expenditures will be in the range of $40 million to $45 million, of which approximately two-thirds is expected to be used for investments relating to new products, quality enhancement or cost reduction. Capital expenditures for the full year of fiscal 2003 totaled $29.4 million.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. During the first quarter of 2004, Snap-on repurchased 150,000 shares of common stock for $4.7 million under its previously announced share repurchase programs. As of the end of the first quarter of 2004, Snap-on has remaining availability to repurchase up to an additional $141.8 million in common stock pursuant to the Board of Directors’ authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. The company also publicly announced by press release dated January 21, 2004, that it expected to accelerate its planned 2004 full-year share repurchases, and repurchase approximately 750,000 to 1,000,000 shares of common stock in 2004.

Snap-on has paid consecutive quarterly cash dividends, without interruption or decline, since 1939. In the first quarter of 2004, Snap-on’s Board of Directors declared a quarterly dividend of $0.25 per share. Cash dividends paid totaled $14.6 million in the first quarter of 2004, as compared to $14.3 million in the first quarter of 2003.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OTHER MATTERS

Government Contract Matters: Snap-on has government contracts with federal departments and agencies, two of which are presently under audit by the U.S. General Services Administration. The two contracts involve sales from March 1996 through February 2001, and sales since February 2001. The primary focus of these audits concerns the interpretation and application of the price reduction provisions of these contracts.

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

CRITICAL ACCOUNTING POLICIES

Snap-on’s disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the year ended January 3, 2004, have not materially changed since that report was filed.

OUTLOOK

Snap-on expects to continue to emphasize the application of its Driven to Deliver™ strategic framework, which is intended to allow it to reach its targeted financial objectives, including the realization of improved financial return and sustainable earnings growth. The company remains committed to seeking opportunities for process improvements, through the use of “Lean” business tools, that Snap-on believes will enhance competitiveness and customer responsiveness throughout its global organization.

Snap-on expects that it will record approximately $13 million to $14 million of restructuring and continuous improvement charges during the remainder of 2004. As previously announced, beginning in the second quarter of 2004, Snap-on expects the profit benefits from its improvement actions to begin to exceed such costs, leading to reported net earnings that exceed prior-year levels.

For full-year 2004, Snap-on expects continued steady growth in demand for tools and handheld diagnostics by vehicle-service technicians, as well as in the purchase of tools by its dealers. Additionally, with improving signs of economic recovery, Snap-on anticipates it could achieve a modest level of sales improvements in its more cyclical commercial and industrial businesses. Snap-on reaffirms its expectation for full-year 2004 reported earnings to be in the range of $1.80 to $2.20 per diluted share, including the estimated $0.25 to $0.28 per share in costs for continuous improvement actions.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)

Safe Harbor:  Statements in this document that are not historical facts, including statements (i) that include the words “expects,” “plans,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on or its management; (ii) specifically identified as forward-looking; or (iii) describing Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements. Snap-on or its representatives may also make similar forward-looking statements from time to time orally or in writing. Snap-on cautions the reader that these statements are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement.

Those important factors include the validity of the assumptions and bases underlying such statements, and the timing and progress with which Snap-on can continue to achieve savings from cost reduction, continuous improvement and other Operational Fitness initiatives; Snap-on’s capability to retain and attract dealers, effectively implement new programs, capture new business, introduce successful new products and other Profitable Growth initiatives; Snap-on’s further success in scaling up its TAG operation; its ability to weather disruption arising from planned facility closures; Snap-on’s ability to withstand external negative factors including terrorist disruptions on business; changes in trade, monetary and fiscal policies, regulatory reporting requirements, laws and regulations, or other activities of governments or their agencies, including military actions and such aftermath that might occur; and the absence of significant changes in the current competitive environment, inflation, interest rates, legal proceedings, and energy and raw material supply and pricing (including steel), supplier disruptions, currency fluctuations or the material worsening of economic and political situations around the world.

These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. Snap-on operates in a continually changing business environment and new factors emerge from time to time. Snap-on cannot predict such factors nor can it assess the impact, if any, of such factors on Snap-on’s financial position or its results of operations. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document.

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

Market, Credit and Economic Risks

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. Snap-on is exposed to market risk from changes in both foreign currency exchange rates and interest rates. Snap-on monitors its exposure to these risks and attempts to manage the underlying economic exposures through the use of financial instruments such as forward exchange contracts and interest rate swap agreements. Snap-on does not use derivative instruments for speculative or trading purposes. Snap-on’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole. Snap-on’s management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks.

FOREIGN CURRENCY RISK MANAGEMENT: Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations and restrictions on movement of funds. Foreign exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments in an attempt to protect the residual net exposures. Snap-on’s financial position and results of operations have not been materially affected by such events to date. For additional information, see Note 8.

INTEREST RATE RISK MANAGEMENT: Snap-on’s interest rate risk management policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities. For additional information, see Note 8.

Snap-on utilizes a Value-at-Risk (“VAR”) model to determine the potential one-day loss in the fair value of its interest rate and foreign exchange-sensitive financial instruments from adverse changes in market factors. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. Snap-on’s computations are based on the inter-relationships among movements in various currencies and interest rates (variance/co-variance technique). These inter-relationships were determined by observing interest rate and foreign currency market changes over the preceding quarter.

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at April 3, 2004, was $1.2 million on interest rate-sensitive financial instruments and $1.0 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

CREDIT RISK: Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC loan originations with recourse provisions against Snap-on. At April 3, 2004, $13.4 million of loans originated by SOC have a recourse provision to Snap-on if the loans become more than 90 days past due. For additional information on SOC, see Note 2.

ECONOMIC RISK: Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. Snap-on continually monitors its exposure in these markets. Snap-on’s Commercial and Industrial Group includes a hand-tool manufacturing facility in Argentina with net assets of approximately $10.4 million as of April 3, 2004. Due to economic instability in Argentina, Snap-on resized its operations there in 2001 and will continue to assess Argentina’s economic situation to determine if any future actions or impairment write-downs are warranted.

As a result of the above market, credit and economic risks, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. Inflation has not had a significant impact on the company.

Item 4:    Controls and Procedures

Quarterly Controls Evaluation and Related CEO and CFO Certifications

Snap-on conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Controls and Procedures section includes information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and other procedures designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Disclosure Controls include components of internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US generally accepted accounting principles. To the extent that components of internal control over financial reporting are included within the Disclosure Controls, they are included in the scope of the company’s quarterly evaluation of Disclosure Controls.

Limitations on the Effectiveness of Controls

The company’s management, including the CEO and CFO, does not expect that the company’s Disclosure Controls or its internal control over financial reporting will prevent all error or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must consider the benefits of the controls in relation to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of the company’s Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, management sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in the company’s Quarterly Reports on Form 10-Q and to supplement the company’s disclosures made in its Annual Report on Form 10-K. Many of the components of the Disclosure Controls are also evaluated on an ongoing basis by the company’s Internal Audit Department and by other personnel in the Finance organization, as well as by independent auditors who evaluate them in connection with determining their auditing procedures related to their report on Snap-on’s annual financial statements and not to provide assurance on controls. The overall goals of these various evaluation activities are to monitor Disclosure Controls, and to modify them as necessary; management’s intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Among other matters, management also considered whether its evaluation identified any “significant deficiencies” or “material weaknesses” in internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to the company’s Audit Committee of the Board of Directors and to the company’s independent auditors. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect the company’s ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. Management also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, management considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions

Based upon the controls evaluation, Snap-on’s CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, that the company’s Disclosure Controls were effective to provide reasonable assurance that material information relating to Snap-on and its consolidated subsidiaries is made known to management, including the CEO and CFO.

There were no changes in internal control over financial reporting that occurred during the quarter ended April 3, 2004, that have materially affected, or are reasonably likely to materially affect, Snap-on’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the first quarter of fiscal 2004, all of which were purchased pursuant to Board of Directors’ authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans(1)
January 4, 2004 to
January 31, 2004	--	N/A	--	$143.8 million
February 1, 2004 to
February 28, 2004	150,000	$31.35	150,000 (1)	$139.5 million
February 29, 2004 to
April 3, 2004	--	N/A	--	$141.8 million

Total/Average	150,000	$31.35	150,000	N/A

(1)	Subject to further adjustment pursuant to the 1996 Authorization described below, as of the end of the first quarter of 2004, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board of Directors’ authorizations discussed below is $141.8 million.

•	In its Annual Report on Form 10-K for the fiscal year ended December 28, 1996, the company disclosed that the company’s Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the company’s Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $31.15, $32.00 and $33.20 per share of common stock as of the end of the fiscal 2004 months ended January 31, February 28 and April 3, respectively.

•	By press release dated June 29, 1998, the company announced that the company’s Board authorized the repurchase of an aggregate of $100 million of the company’s common stock (the “1998 Authorization”). The 1998 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

•	By press release dated February 3, 1999, the company announced that the company’s Board authorized the repurchase of an aggregate of $50 million of the company’s common stock (the “1999 Authorization”). The 1999 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

The company also publicly announced by press release dated January 21, 2004, that it expected to accelerate its planned 2004 full-year share repurchases, and repurchase approximately 750,000 to 1,000,000 shares of common stock in 2004. These repurchases are being made pursuant to the three Board authorizations discussed above. During the first quarter, the company repurchased 150,000 shares of common stock in connection with this announcement. Assuming a price per share of $33.20 (the closing price on the last business day preceding the end of the fiscal quarter), the value of shares that the company may repurchase in 2004 after the first quarter in connection with this announcement is between $19,920,000 and $28,220,000.

Item 6.    Exhibits and Reports on Form 8-K

Item 6(a):    Exhibits

Exhibit 3(b)	Bylaws of Snap-on Incorporated effective as of January 23, 2004

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies the issuer’s Quarterly Report on Form 10-Q and is not filed as provided in SEC Release Nos. 33-8212, 34-47551 and IC-25967.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies the issuer’s Quarterly Report on Form 10-Q and is not filed as provided in SEC Release Nos. 33-8212, 34-47551 and IC-25967.

Item 6(b):    Reports on Form 8-K Filed During the Reporting Period

During the first quarter of 2004, Snap-on reported on Form 8-K the following:

Date Filed	Date of Report	Item
January 21, 2004	January 21, 2004	Snap-on furnished under Item 12 its press
release entitled "Snap-on Estimates Results of
$1.34 - $1.35 EPS for Full-year 2003;
Anticipates EPS of $1.80 - $2.20 for Full-year
2004; Reports strong cash flow from operating
activities - exceeded $175 million for 2003;
Signs of recovery heading into 2004; Expects to
accelerate share repurchase activity."
January 21, 2004	January 21, 2004	Snap-on furnished under Item 12 its script for
its conference call held on January 21, 2004.
February 4, 2004	February 4, 2004	Snap-on furnished under Item 12 its press
release entitled "Snap-on Reports $0.30 EPS for
Fourth-quarter 2003 and $1.35 EPS for Full-year
2003; Results in line with recent estimates."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized person.

SNAP-ON INCORPORATED
Date: May 6, 2004	/s/ Martin M. Ellen
Martin M. Ellen, Principal Financial Officer,
Chief Financial Officer,
Senior Vice President - Finance

EXHIBIT INDEX

Exhibit No.	Exhibit

3(b)	Bylaws of Snap-on Incorporated effective as of January 23, 2004.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies the issuer’s Quarterly Report on Form 10-Q and is not filed as provided in SEC Release Nos. 33-8212, 34-47551 and IC-25967

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies the issuer’s Quarterly Report on Form 10-Q and is not filed as provided in SEC Release Nos. 33-8212, 34-47551 and IC-25967