Form 10-Q
period 2004-07-03
SNAP ON INC
filed 2004-08-10
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  [ X ]   No  [_]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 30, 2004
Common Stock, $1 par value	57,809,240 shares

SNAP-ON INCORPORATED

INDEX

Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Earnings - Three and Six Months Ended
July 3, 2004, and June 28, 2003	3
Consolidated Balance Sheets - July 3, 2004, and January 3, 2004	4-5
Consolidated Statements of Cash Flows - Six Months Ended
July 3, 2004, and June 28, 2003	6
Notes to Consolidated Financial Statements	7-20
Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	21-35
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36-37
Item 4. Controls and Procedures	38-40
Part II. Other Information
Item 1. Legal Proceedings	41
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
Equity Securities	41-42
Item 4. Submission of Matters to a Vote of Security Holders	43
Item 6. Exhibits and Reports on Form 8-K	44-53
Signatures	46
Exhibit Index	47

SNAP-ON INCORPORATED
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales	$591.3	$565.2	$1,186.4	$1,108.3
Financial services revenue	20.8	--	42.0	--

Total revenue	612.1	565.2	1,228.4	1,108.3
Cost of goods sold	(335.4)	(319.1)	(681.2)	(616.8)
Operating expenses	(235.9)	(216.6)	(479.4)	(429.5)
Net finance income	--	11.2	--	21.7

Operating earnings	40.8	40.7	67.8	83.7
Interest expense	(5.7)	(6.0)	(11.3)	(12.4)
Other income (expense) - net	(0.9)	(0.4)	(2.8)	(4.1)

Earnings before income taxes	34.2	34.3	53.7	67.2
Income taxes	12.0	12.0	18.8	23.5

Net earnings	$22.2	$22.3	$34.9	$43.7

Net earnings per share - basic and diluted	$0.38	$0.38	$0.60	$0.75

Weighted-average shares outstanding:
Basic	57.9	58.2	58.0	58.2
Effect of dilutive options	0.6	0.2	0.6	0.1

Diluted	58.5	58.4	58.6	58.3

Dividends declared per common share	$0.50	$0.50	$0.75	$0.75

See Notes to Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	July 3, 2004	January 3, 2004
ASSETS
Current Assets
Cash and cash equivalents	$126.6	$96.1
Accounts receivable - net of allowances	556.9	546.8
Inventories
Finished goods	301.9	305.7
Work in process	44.5	46.5
Raw materials	78.6	80.7
Excess of current cost over LIFO cost	(80.7)	(81.8)

Total inventories	344.3	351.1
Deferred income tax benefits	72.6	71.4
Prepaid expenses and other assets	79.3	66.3

Total current assets	1,179.7	1,131.7
Property and equipment
Land	26.2	26.9
Buildings and improvements	217.8	217.8
Machinery and equipment	574.0	580.4

	818.0	825.1
Accumulated depreciation	(508.2)	(496.5)

Property and equipment - net	309.8	328.6
Deferred income tax benefits	8.5	16.1
Goodwill	407.7	417.6
Other intangibles - net	68.0	69.5
Other assets	172.4	175.0

Total assets	$2,146.1	$2,138.5

See Notes to Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	July 3, 2004	January 3, 2004
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$205.2	$189.7
Notes payable and current maturities of long-term debt	27.9	30.2
Accrued benefits	32.5	35.3
Accrued compensation	52.7	49.2
Dealer deposits	45.0	49.9
Deferred subscription revenue	23.1	20.6
Income taxes	34.2	20.1
Other accrued liabilities	172.2	172.2

Total current liabilities	592.8	567.2
Long-term debt	302.7	303.0
Deferred income taxes	33.5	34.3
Retiree health care benefits	90.0	89.3
Pension liabilities	78.6	74.2
Other long-term liabilities	68.2	59.6

Total liabilities	1,165.8	1,127.6

SHAREHOLDERS' EQUITY
Preferred stock - authorized 15,000,000 shares
of $1 par value; none outstanding	--	--
Common stock - authorized 250,000,000 shares
of $1 par value; issued 66,980,763 and 66,956,246 shares	67.0	67.0
Additional paid-in capital	102.4	94.5
Retained earnings	1,090.7	1,084.7
Accumulated other comprehensive income (loss)	16.3	38.6
Grantor stock trust at fair market value - 4,666,273
and 5,007,809 shares	(156.8)	(159.2)
Treasury stock at cost - 4,524,764 and 3,774,764 shares	(139.3)	(114.7)

Total shareholders' equity	980.3	1,010.9

Total liabilities and shareholders' equity	$2,146.1	$2,138.5

See Notes to Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	July 3, 2004	June 28, 2003
OPERATING ACTIVITIES
Net earnings	$34.9	$43.7
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Depreciation	33.0	29.0
Amortization of other intangibles	1.1	0.9
Deferred income tax provision (benefit)	5.5	(7.8)
(Gain) loss on sale of assets	0.2	--
(Gain) loss on mark-to-market for cash flow hedges	2.5	0.7
Changes in operating assets and liabilities, net of
effects of acquisitions:
(Increase) decrease in receivables	4.3	10.9
(Increase) decrease in inventories	(1.2)	9.8
(Increase) decrease in prepaid and other assets	(4.6)	(29.4)
Increase (decrease) in accounts payable	8.9	(2.6)
Increase (decrease) in accruals and other liabilities	6.4	0.4

Net cash provided by operating activities	91.0	55.6
INVESTING ACTIVITIES
Capital expenditures	(17.3)	(13.0)
Acquisitions of businesses - net of cash acquired	--	0.1
Proceeds from disposal of property and equipment	2.8	3.8
Proceeds from disposition of business	0.6	--

Net cash used in investing activities	(13.9)	(9.1)
FINANCING ACTIVITIES
Payment of long-term debt	(0.2)	(0.2)
Net decrease in short-term borrowings	(2.1)	(23.8)
Purchase of treasury stock	(24.6)	(3.8)
Proceeds from stock purchase and option plans	10.4	6.2
Proceeds from termination of interest rate swap agreement	--	5.1
Cash dividends paid	(29.0)	(29.1)

Net cash used in financing activities	(45.5)	(45.6)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	3.5

Increase in cash and cash equivalents	30.5	4.4
Cash and cash equivalents at beginning of period	96.1	18.4

Cash and cash equivalents at end of period	$126.6	$22.8

Supplemental cash flow disclosures:
Cash paid for interest	$11.4	$12.4
Cash (refunded) paid for income taxes	$(5.6)	$8.3

See Notes to Consolidated Financial Statements

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	This report should be read in conjunction with the consolidated financial statements and related notes included in Snap-on Incorporated’s (“Snap-on” or “the company”) Annual Report on Form 10-K for the year ended January 3, 2004.

The consolidated financial statements include the accounts of Snap-on and its majority-owned subsidiaries and do not include the accounts of the company’s independent dealers. All significant intercompany accounts and transactions have been eliminated. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments, including adjustments related to the company’s adoption of the Financial Accounting Standards Board’s (“FASB”) interpretation (“FIN”) No. 46R, as discussed in Note 2 below), necessary to a fair statement of financial condition and results of operations for the three and six month periods ended July 3, 2004, have been made. Management also believes that the results of operations for the three and six month periods ended July 3, 2004, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Based on the company’s analysis of FIN No. 46R, the company concluded that Snap-on would consolidate Snap-on Credit LLC (“SOC”) as of January 4, 2004, the beginning of Snap-on’s 2004 fiscal year. Snap-on previously accounted for SOC, a 50%-owned joint venture with The CIT Group, Inc. (“CIT”), using the equity method. Snap-on has consolidated SOC on a prospective basis and, as such, has not restated previously issued financial statements. The impact of the consolidation of SOC on Snap-on’s consolidated balance sheet was not significant. As a result of the consolidation of SOC in fiscal 2004, Snap-on is reporting the results of its finance operations as a new business segment, “Financial Services.” See Note 14 for further discussion of Snap-on’s business segments.

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

SOC sells substantially all of its originated contracts (through asset-securitization transactions) on a limited recourse basis to CIT, net of certain fees. SOC continues to service these contracts for an estimated market-rate servicing fee. SOC originated contracts totaling $130.0 million and $249.6 million during the three and six month periods ended July 3, 2004.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions against Snap-on. At July 3, 2004, and January 3, 2004, $11.0 million and $14.1 million of loans, with terms ranging from six months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of July 3, 2004, was not material.

CIT and Snap-on have agreed to lend funds to support SOC’s future working capital requirements on a 50/50 basis, with a combined maximum borrowing limit not to exceed $24 million. As of July 3, 2004, there were no outstanding amounts owed from SOC pursuant to this agreement.

Snap-on’s exposure related to SOC as of July 3, 2004, was its $7.5 million investment plus the recourse obligations on customer financings discussed above. CIT’s investment of $7.5 million as of July 3, 2004, is included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.

3.	Accounts receivable include trade accounts, installment and other receivables, including the current portion of dealer financing receivables. The components of Snap-on’s current accounts receivable were as follows:

(Amounts in millions)	July 3, 2004	January 3, 2004
Trade accounts receivable	$496.0	$501.8
Installment receivables, net of unearned finance
charges of $11.1 million and $11.4 million	55.7	55.1
Other accounts receivable	47.7	34.9

Total	599.4	591.8
Allowances for doubtful accounts	(42.5)	(45.0)

Total accounts receivable - net	$556.9	$546.8

The long-term portion of accounts receivable is classified in “Other assets” on the accompanying Consolidated Balance Sheets and is comprised of installment and other receivables, including dealer financing receivables, with payment terms that are due beyond one year. The components of Snap-on’s long-term accounts receivable were as follows:

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(Amounts in millions)	July 3, 2004	January 3, 2004
Installment receivables, net of unearned finance
charges of $8.3 million and $9.1 million	$39.1	$41.9
Other long-term accounts receivable	23.5	19.8

Total	$62.6	$61.7

4.	Disclosures related to acquired other intangibles are as follows:

	July 3, 2004			January 3, 2004
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization		Gross Carrying Value	Accumulated Amortization
Amortized other
intangibles:
Trademarks	$2.7	$(0.5)		$2.7	$(0.4)
Patents	32.6	(12.1)		32.3	(11.3)

Total	35.3	(12.6)		35.0	(11.7)
Unamortized other
intangibles:
Trademarks	45.3	--		46.2	--

Total	$80.6	$(12.	6)	$81.2	$(11.	7)

The weighted-average amortization period is 35 years for trademarks and 16 years for patents. The weighted-average amortization period for trademarks and patents on a combined basis is 19 years.

Amortization expense was $0.6 million and $1.1 million for the three and six month periods ended July 3, 2004, and $0.4 million and $0.9 million for the three and six month periods ended June 28, 2003. Total estimated annual amortization expense expected for each of the next five fiscal years, based on current levels of other intangible assets, is $2.0 million for 2004 and 2005, and $1.8 million for 2006, 2007 and 2008.

Goodwill was $407.7 million and $417.6 million at July 3, 2004, and January 3, 2004. The decrease in goodwill reflects $9.1 million from the impact of currency translation and $0.8 million relating to the sale of a business during the second quarter of 2004.

5.	During the three and six month periods ended July 3, 2004, Snap-on recorded costs associated with exit or disposal activities (“restructuring costs”) of $4.8 million and $14.7 million, including charges of $3.8 million and $12.4 million that are included in “Cost of goods sold” and charges of $1.0 million and $2.3 million that are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings. Of the $4.8 million of restructuring costs recorded during the second quarter of 2004, $1.8 million qualified as restructuring accruals and $3.0 million was expensed as incurred.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Restructuring costs incurred in the second quarter of 2004 included $1.3 million related to the phase out of production at two U.S. hand-tool manufacturing facilities. Production at the two U.S. hand-tool manufacturing facilities ceased on March 31, 2004. The remaining $3.5 million of restructuring charges related to consolidation initiatives and management realignment actions at various other Snap-on facilities.

Snap-on’s 2004 restructuring accrual activity for the quarter ended July 3, 2004, related to its 2004 actions was as follows:

(Amounts in millions)	Balance at April 3, 2004	Provision	Usage	Balance at July 3, 2004
Severance costs:
Commercial and
Industrial Group	$1.4	$1.3	$(1.0)	$1.7
Diagnostic and
Information Group	--	0.2	(0.1)	0.1
Facility consolidation
or closure costs:
Commercial and
Industrial Group	0.1	--	(0.1)	--

Total	$1.5	$1.5	$(1.2)	$1.8

Restructuring accrual usage was $1.1 million for severance payments related to the separation of 322 employees and $0.1 million for facility consolidations. Snap-on anticipates that the restructuring accrual recorded during the second quarter of 2004 related to its 2004 actions will be fully utilized by the end of the fourth quarter of 2004.

Snap-on’s 2004 restructuring accrual activity for the quarter ended July 3, 2004, related to its 2003 actions was as follows:

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(Amounts in millions)	Balance at April 3, 2004	Provision	Usage	Balance at July 3, 2004
Severance costs:
Snap-on Dealer Group	$4.5	$0.3	$(3.4)	$1.4
Commercial and
Industrial Group	1.0	--	(0.7)	0.3
Diagnostic and
Information Group	0.2	--	(0.1)	0.1
Facility consolidation
or closure costs:
Diagnostic and
Information Group	0.1	--	--	0.1

Total	$5.8	$0.3	$(4.2)	$1.9

Restructuring accrual usage of $4.2 million in the second quarter of 2004 consisted of continuing severance payments related to the separation of 450 employees. Snap-on anticipates that the restructuring accrual related to its 2003 actions will be fully utilized by the end of the third quarter of 2004.

Snap-on expects to fund the remaining cash requirements of its 2004 and 2003 restructuring activities with cash flows from operations and borrowings under the company’s existing credit facilities. The specific restructuring measures and estimated costs were based on management’s best business judgment under prevailing circumstances. Snap-on also expects that it will incur approximately $10 million of additional restructuring costs during the remainder of fiscal 2004.

6.	Notes payable and long-term debt of Snap-on at July 3, 2004, and January 3, 2004, totaled $330.6 million and $333.2 million. Notes payable to banks under bank lines of credit totaled $2.6 million and $4.9 million at July 3, 2004, and January 3, 2004. At July 3, 2004, and January 3, 2004, Snap-on had commercial paper outstanding denominated in U.S. dollars of $25.0 million.

At July 3, 2004, Snap-on had $408 million of multi-currency revolving credit facilities that served to back its commercial paper programs, including a $200 million, 364-day revolving credit facility with a one-year term-out option that would terminate on July 30, 2004. The term-out option would have allowed Snap-on to elect to borrow under the credit facility for an additional year after the termination date. In addition, Snap-on had a five-year, $208 million revolving credit facility that would terminate on August 20, 2005. At July 3, 2004, Snap-on believed it was in compliance with all covenants of these revolving credit facilities. In addition, there were no borrowings under either revolving credit commitment. At July 3, 2004, Snap-on also had an unused committed $20 million bank line of credit that would expire on August 1, 2004.

On July 27, 2004, subsequent to the end of the second quarter, Snap-on entered into a new five-year $400 million multi-currency revolving credit facility that terminates on July 27, 2009. This $400 million facility replaces the $408 million of multi-currency revolving credit facilities discussed above. The $400 million revolving credit facility’s financial covenant requires that Snap-on maintain a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00. As of the filing date of this document, Snap-on believes it is in compliance with all covenants of this revolving credit facility.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Also on July 27, 2004, Snap-on renewed its committed $20 million bank line of credit. Under the terms of the renewal, the committed $20 million bank line of credit reduces to $10 million on September 1, 2004, and expires on July 31, 2005.

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

At July 3, 2004, Snap-on had net outstanding foreign forward exchange contracts to sell $42.7 million comprised of buy contracts of $81.3 million in Swedish kronor, $14.6 million in Canadian dollars, $2.7 million in Taiwan dollars, $1.2 million in Swiss francs and $0.3 million in other buy contracts and sell contracts of $61.4 million in euros, $52.2 million in British pounds, $11.5 million in Singapore dollars, $4.9 million in Danish kronor, $3.3 million in Norwegian kronor, $3.1 million in Mexican pesos, $1.7 million in Australian dollars, $1.6 million in Japanese yen, $1.5 million in Polish zloty and net sell contracts of $1.6 million in other currencies. At January 3, 2004, Snap-on had net outstanding foreign forward exchange contracts to sell $84.0 million comprised of buy contracts of $72.8 million in Swedish kronor, $3.2 million in Taiwan dollars and $0.6 million in other currencies and sell contracts of $72.8 million in euros, $43.3 million in British pounds, $11.8 million in Canadian dollars, $10.2 million in Japanese yen, $8.9 million in Singapore dollars, $5.7 million in Danish kronor, $4.3 million in Norwegian kronor, $2.3 million in Mexican pesos and $1.3 million in Australian dollars.

The majority of Snap-on’s forward exchange contracts are not designated as hedges. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. Those forward exchange contracts that qualify for hedge accounting treatment are accounted for as cash flow hedges where the effective portion of the changes in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss)” on the accompanying Consolidated Balance Sheets. When the hedged item is realized in income, the gain or loss included in “Accumulated other comprehensive income (loss)” is reclassified to income in the same financial statement caption as the hedged item. The ineffective portion of changes in fair value of the cash flow hedges is reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net,” and was not material for the three and six month periods ended July 3, 2004, and June 28, 2003.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are accrued and recognized as adjustments to interest expense. For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to interest expense. For cash flow hedges, the effective portion of the change in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss),” while any ineffective portion is recorded as an adjustment to interest expense. The notional amount of interest rate swaps was $75.0 million at July 3, 2004, and January 3, 2004, and included $50.0 million of fair value hedges and $25.0 million of cash flow hedges.

For all cash flow hedges qualifying for hedge accounting, the net accumulated derivative loss at July 3, 2004, was $1.4 million, after tax, and is reflected in “Accumulated other comprehensive income (loss).” Changes in the fair value of derivative financial instruments qualifying for hedge accounting are reflected as derivative assets or liabilities with the corresponding gains or losses reflected in earnings in the period of change. An offsetting gain or loss is also reflected in earnings based upon the changes of the fair value of the debt instrument being hedged. For all fair value hedges qualifying for hedge accounting, the net accumulated derivative loss at July 3, 2004, was $1.9 million. At July 3, 2004, the maximum maturity date of any cash flow hedge and fair value hedge was approximately one year and seven years, respectively. During the next 12 months, Snap-on expects to reclassify into earnings net losses from “Accumulated other comprehensive income (loss)” of approximately $1.1 million after tax at the time the underlying hedged transactions are realized. During the three and six month periods ended July 3, 2004, cash flow hedge and fair value hedge ineffectiveness was not material.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8.	Snap-on’s pension expense included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Service cost	$4.6	$4.3	$9.6	$8.5
Interest cost	10.4	10.0	21.0	20.1
Expected return on assets	(12.9)	(10.5)	(25.1)	(21.5)
Amortization of:
Actuarial loss	1.1	0.5	3.2	1.0
Prior service cost	0.5	0.4	0.8	0.9
Net transition asset	(0.1)	(0.1)	(0.2)	(0.2)

Net pension expense	$3.6	$4.6	$9.3	$8.8

Snap-on has not made, and presently does not expect to make, a contribution to its domestic pension plans in 2004.

9.	Snap-on’s net postretirement health care benefits expense included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Service cost	$0.2	$0.2	$0.4	$0.5
Interest cost	1.0	1.4	2.4	3.0
Amortization of actuarial (gain)	(0.5)	--	(0.5)	--

Net postretirement expense	$0.7	$1.6	$2.3	$3.5

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act includes a prescription drug benefit under Medicare Part D as well as a federal subsidy beginning in 2006 to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent, as defined in the Act, to Medicare Part D. In accordance with FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” the company elected to defer the recognition of the effects of this Act on the consolidated financial statements until authoritative guidance on the federal subsidy was issued by the FASB. The final FASB guidance, FSP FAS 106-2, was issued May 19, 2004, and the company plans to adopt the guidance prospectively in the third quarter of 2004. The company believes its retiree health care plans are at least actuarially equivalent to Medicare Part D and eligible for the federal subsidy. The cash flow the company expects to receive from the subsidy, when it becomes effective in 2006, is estimated to be approximately $0.1 million annually. Treating the provision of the Act as an actuarial experience gain as required by FSP FAS 106-2 will result in a decrease in the accumulated postretirement benefit obligation of approximately $1.1 million.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

	Three Months Ended July 3, 2004		Six Months Ended July 3, 2004
	Options	Exercise Price*	Options	Exercise Price*
Outstanding at beginning of period	6,143,010	$30.49	5,642,219	$30.23
Granted	30,000	33.55	696,000	31.61
Exercised	65,613	26.32	217,772	25.50
Canceled	15,032	31.76	28,082	32.63

Outstanding at end of period	6,092,365	30.54	6,092,365	30.54

Exercisable at end of period	5,088,015	30.77	5,088,015	30.77

*Weighted-average

The following table summaries information about stock options outstanding as of July 3, 2004:

	July 3, 2004
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (Years)*	Exercise Price*
$19 to $25	10,125	0.62	$23.24
$25 to $31	3,203,779	6.65	27.17
$31 to $38	2,439,326	6.60	33.30
$38 to $46	439,135	3.57	39.98

Totals	6,092,365	6.40	30.54

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

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended		Six Months Ended
(Amounts in millions, except per share data)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net earnings, as reported	$22.2	$22.3	$34.9	$43.7
Add: Stock-based employee
compensation expense included
in reported net income, net of
related tax effects	1.0	1.2	2.3	1.8
Deduct: Total stock-based
employee compensation
expense determined under
fair value based method
for all awards, net of
related tax effects	(1.8)	(1.9)	(3.5)	(3.7)

Pro forma net earnings	$21.4	$21.6	$33.7	$41.8

Net earnings per share - basic:
As reported	$0.38	$0.38	$0.60	$0.75
Pro forma	0.37	0.37	0.58	0.72
Net earnings per share - diluted:
As reported	0.38	0.38	0.60	0.75
Pro forma	0.37	0.37	0.58	0.72

11.	The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Weighted-average common
shares outstanding	57,860,222	58,245,036	58,040,820	58,219,200
Dilutive effect of employee
stock options	657,955	126,176	567,625	126,176

Weighted-average common
shares outstanding,
assuming dilution	58,518,177	58,371,212	58,608,445	58,345,376

The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Options to purchase 1,441,807 shares and 3,698,123 shares of Snap-on common stock for the three month periods ended July 3, 2004, and June 28, 2003, were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive. Options to purchase 1,456,807 shares and 3,698,123 shares of Snap-on common stock for the six month periods ended July 3, 2004, and June 28, 2003, were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12.	Total comprehensive income for the three and six month periods ended July 3, 2004, and June 28, 2003, was as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net earnings	$22.2	$22.3	$34.9	$43.7
Foreign currency translation	(9.8)	55.6	(22.7)	78.7
Change in fair value of derivative
instruments, net of tax	1.5	1.5	0.5	0.8

Total comprehensive income	$13.9	$79.4	$12.7	$123.2

13.	Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its reserve requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience. The following is an analysis of Snap-on’s product warranty reserve for the three and six month periods ended July 3, 2004, and June 28, 2003:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Warranty reserve:
Beginning of period	$13.8	$11.5	$12.5	$11.6
Additions	1.4	3.3	5.0	6.1
Usage	(1.3)	(3.0)	(3.6)	(5.9)

End of period	$13.9	$11.8	$13.9	$11.8

On July 23, 2004, Snap-on reached an agreement with the U.S. Department of Justice to resolve the government audit, previously discussed in the company's Annual Report and Form 10-K, relating to two contracts with the U.S. General Services Administration ("GSA"). Snap-on agreed to settle the claims over the interpretation and application of the price reduction and billing provisions of these two contracts for sales from March 1996 through the July 23, 2004, settlement date for $10 million. Snap-on incurred a pretax charge of $3.6 million, or $0.04 per diluted share, in the second quarter of 2004 for costs not previously accrued.

As noted in the company’s 2003 Annual Report and Form 10-K, Snap-on has government contracts with federal departments and agencies, two of which were under audit by the GSA. The two contracts involve sales from March 1996 through February 2001, and sales since February 2001. The primary focus of these audits concerned the interpretation and application of the price reduction provisions. On March 2, 2004, the government provided Snap-on with a claim estimate of approximately $12 million relating to the audited contract periods from July 1997 through May 2002. Additional amounts could have been claimed by the government for contract periods not covered by these audits.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The settlement releases Snap-on from civil claims and penalties under the price reduction and billing provisions of the contracts for the full contract periods through the settlement date. The settlement does not preclude the government from pursuing any administrative remedies that it would have as a normal right to pursue under any contract. Snap-on cooperated with the audit and investigation and agreed to the settlement in order to resolve these matters and avoid protracted litigation.

Throughout the audit resolution period, Snap-on has continued to sell to the government. Snap-on intends to negotiate with the GSA new or amended contract terms in an effort to avoid similar matters.

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

Snap-on evaluates the performance of its operating segments based on segment revenues and operating earnings. Segment revenues are defined as total revenues, including both external customer revenue and intersegment revenue. Segment operating earnings are defined as revenues less cost of goods sold and operating expenses. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Snap-on allocates shared services expenses to those segments that utilize the services based on a percentage of either cost of goods sold or segment revenues, as appropriate.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Neither Snap-on nor any of its segments, except Financial Services, depend on any single customer, small group of customers or government for more than 10% of its revenues. As a result of SOC’s relationship with CIT, Snap-on’s Financial Services business segment depends on CIT for more than 10% of its revenues. See Note 2 for further discussion of SOC.

Financial data by segment was as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
External revenue:
Snap-on Dealer Group	$269.0	$273.5	$542.6	$532.7
Commercial and Industrial Group	274.8	250.1	553.6	493.5
Diagnostics and Information Group	47.5	41.6	90.2	82.1
Financial Services	20.8	--	42.0	--

Total external revenue	$612.1	$565.2	$1,228.4	$1,108.3

Intersegment revenue:
Snap-on Dealer Group	$5.7	$7.8	$12.0	$13.5
Commercial and Industrial Group	33.8	32.2	64.9	61.5
Diagnostics and Information Group	34.7	34.3	72.3	70.2
Financial Services	--	--	--	--

Total intersegment revenue	$74.2	$74.3	$149.2	$145.2

Total revenue:
Snap-on Dealer Group	$274.7	$281.3	$554.6	$546.2
Commercial and Industrial Group	308.6	282.3	618.5	555.0
Diagnostics and Information Group	82.2	75.9	162.5	152.3
Financial Services	20.8	--	42.0	--

Total segment revenue	686.3	639.5	1,377.6	1,253.5
Intersegment eliminations	(74.2)	(74.3)	(149.2)	(145.2)

Total consolidated revenue	$612.1	$565.2	$1,228.4	$1,108.3

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(Unaudited)

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Operating earnings (loss):
Snap-on Dealer Group	$24.9	$23.6	$36.5	$47.2
Commercial and Industrial Group	(1.6)	0.8	(4.7)	6.9
Diagnostics and Information Group	7.9	5.1	15.5	7.9
Financial Services	9.6	--	20.5	--

Segment operating earnings	40.8	29.5	67.8	62.0
Net finance income	--	11.2	--	21.7

Operating earnings	40.8	40.7	67.8	83.7
Interest expense	(5.7)	(6.0)	(11.3)	(12.4)
Other income (expense) - net	(0.9)	(0.4)	(2.8)	(4.1)

Earnings before income taxes	$34.2	$34.3	$53.7	$67.2

(Amounts in millions)	July 3, 2004	January 3, 2004
Assets:
Snap-on Dealer Group	$788.1	$779.9
Commercial and Industrial Group	1,089.9	1,101.9
Diagnostics and Information Group	182.4	189.9
Financial Services	151.7	--

Total from reportable segments	2,212.1	2,071.7
Financial Services	--	103.9
Elimination of intersegment receivables	(66.0)	(37.1)

Total assets	$2,146.1	$2,138.5

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

Based on the company’s analysis of FIN No. 46R, the company concluded that Snap-on would consolidate Snap-on Credit LLC (“SOC”) as of January 4, 2004, the beginning of Snap-on’s 2004 fiscal year. Snap-on previously accounted for SOC, a 50%-owned joint venture with The CIT Group, Inc. (“CIT”), using the equity method. Snap-on has consolidated SOC on a prospective basis and, as such, has not restated previously issued financial statements. The impact of the consolidation of SOC on Snap-on’s consolidated balance sheet was not significant. As a result of the consolidation of SOC in fiscal 2004, Snap-on is reporting the results of its finance operations as a new business segment, “Financial Services.” Refer to Notes 2 and 14 to the Consolidated Financial Statements for further discussion of SOC and Snap-on’s business segments.

Highlights of Snap-on’s results of operations for the second quarters of 2004 and 2003 are as follows:

	Three Months Ended
(Dollars in millions)	July 3, 2004*		June 28, 2003*		Increase/ (Decrease)**
Net sales	$591.3	96.6%	$565.2	100.0%	$26.1	4.6%
Financial services revenue	20.8	3.4%	--	0.0%	20.8

Total revenue	612.1	100.0%	565.2	100.0%	46.9	8.3%
Cost of goods sold	335.4	54.8%	319.1	56.5%	16.3	5.1%
Operating expenses	235.9	38.5%	216.6	38.3%	19.3	8.9%
Net finance income	--	0.0%	11.2	2.0%	(11.2)

Operating earnings	40.8	6.7%	40.7	7.2%	0.1	0.2%
Interest expense	5.7	0.9%	6.0	1.1%	(0.3)	-5.0%
Other (income) expense - net	0.9	0.2%	0.4	0.0%	0.5	125.0%

Earnings before income taxes	34.2	5.6%	34.3	6.1%	(0.1)	-0.4%
Income taxes	12.0	2.0%	12.0	2.2%	--	-0.4%

Net earnings	$22.2	3.6%	$22.3	3.9%	$(0.1)	-0.4%

*	Percent amount represents corresponding dollar amount as a percent of total revenue.
**	Percent amount represents percentage increase or decrease relative to the three months ended June 28, 2003.

Total revenue in the second quarter of 2004 increased $46.9 million, or 8.3%, over prior-year levels. Of the year-over-year increase in total revenues, $15.5 million was attributable to favorable currency

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

translation and $20.8 million resulted from the consolidation of SOC, previously accounted for under the equity method, as well as related reclassifications of Snap-on’s wholly owned financial services subsidiaries to be consistent with the presentation of SOC effective with the beginning of fiscal 2004. Organic sales (defined as net sales, excluding the impact of acquisitions, divestitures and currency translation and used to illustrate growth on an operating basis) increased $10.6 million, or 1.9%, year over year on improved worldwide sales of industrial tools, equipment and diagnostics, which more than offset a sales decline in the worldwide dealer business.

Gross profit (defined as net sales less cost of goods sold) increased $9.8 million, but decreased 20 basis points (100 basis points equals 1.0 percent) to 43.3% of net sales. The impact of higher organic sales and $5.8 million of favorable currency translation was partially offset by $3.6 million of higher year-over-year continuous improvement costs included in cost of goods sold.

Operating expenses in the second quarter of 2004 increased $19.3 million, or 20 basis points as a percentage of total revenue, from the second quarter of 2003, including $11.2 million from the consolidation of SOC, as well as related reclassifications of Snap-on’s wholly owned financial services subsidiaries to be consistent with the presentation of SOC. Additionally, $4.7 million of the operating expense increase was attributable to unfavorable foreign currency translation. Operating expenses during the second quarter of 2004 also included $3.6 million of costs associated with the settlement of two U.S. General Services Administration (“GSA”) contract audits, $2.0 million in higher year-over-year costs associated with compliance under the Sarbanes-Oxley Act of 2002 and $1.0 million associated with the company’s expansion of its distribution system and operating presence in Asia. These increases in operating expenses were partially offset by $4.1 million of lower bad debt expense and $1.7 million of lower year-over-year pension, other retirement and insurance costs.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Highlights of Snap-on’s results of operations for the first six months of 2004 and 2003 are as follows:

	Six Months Ended
(Dollars in millions)	July 3, 2004*		June 28, 2003*		Increase/ (Decrease)**
Net sales	$1,186.4	96.6%	$1,108.3	100.0%	$78.1	7.0%
Financial services revenue	42.0	3.4%	--	0.0%	42.0

Total revenue	1,228.4	100.0%	1,108.3	100.0%	120.1	10.8%
Cost of goods sold	681.2	55.5%	616.8	55.7%	64.4	10.4%
Operating expenses	479.4	39.0%	429.5	38.8%	49.9	11.6%
Net finance income	--	0.0%	21.7	2.1%	(21.7)

Operating earnings	67.8	5.5%	83.7	7.6%	(15.9)	-19.0%
Interest expense	11.3	0.9%	12.4	1.1%	(1.1)	-8.9%
Other (income) expense - net	2.8	0.2%	4.1	0.4%	(1.3)	-31.7%

Earnings before income taxes	53.7	4.4%	67.2	6.1%	(13.5)	-20.1%
Income taxes	18.8	1.6%	23.5	2.2%	(4.7)	-20.1%

Net earnings	$34.9	2.8%	$43.7	3.9%	$(8.8)	-20.1%

*	Percent amount represents corresponding dollar amount as a percent of total revenue.
**	Percent amount represents percentage increase or decrease relative to the six months ended June 28, 2003.

Total revenue in the first six months of 2004 increased $120.1 million, or 10.8%, over prior-year levels. Of the year-over-year increase in total revenues, $48.7 million was attributable to favorable currency translation and $42.0 million resulted from the consolidation of SOC, previously accounted for under the equity method, as well as related reclassifications of Snap-on’s wholly owned financial services subsidiaries to be consistent with the presentation of SOC effective with the beginning of fiscal 2004. Organic sales increased $29.4 million, or 2.5%, year over year on improved worldwide sales of industrial tools, equipment and diagnostics, which more than offset a sales decline in the worldwide dealer business.

Gross profit increased $13.7 million, but decreased 170 basis points to 42.6% of net sales. The impact of higher organic sales and $18.3 million of favorable currency translation was partially offset by $10.4 million of higher year-over-year continuous improvement costs, inventory adjustments of $5.2 million and $3.5 million of additional costs associated with manufacturing inefficiencies and other variances arising from the relocation of production from two U.S. hand-tool plants, which were closed on March 31, 2004.

Operating expenses in the first six months of 2004 increased $49.9 million, or 20 basis points as a percentage of total revenue, from the first six months of 2003, including $21.5 million from the consolidation of SOC, as well as related reclassifications of Snap-on’s wholly owned financial services subsidiaries to be consistent with the presentation of SOC. Additionally, $14.7 million of the operating expense increase was attributable to unfavorable foreign currency translation. Operating expenses during the first six months of 2004 also included $3.6 million of costs associated with the settlement of two GSA contract audits, higher freight expense of $3.1 million and start-up costs of $2.5 million associated with the company’s expansion of its distribution system and operating presence in Asia.

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

Snap-on evaluates the performance of its operating segments based on segment revenues and operating earnings. Segment revenues are defined as total revenues, including both external customer revenue and intersegment revenue. Segment operating earnings are defined as revenues less cost of goods sold and operating expenses. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Snap-on allocates shared services expenses to those segments that utilize the services based on a percentage of either cost of goods sold or segment revenues, as appropriate.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Snap-on Dealer Group

	Three Months Ended
(Dollars in millions)	July 3, 2004*		June 28, 2003*		Increase/ (Decrease)**
External revenue	$269.0	97.9%	$273.5	97.2%	$(4.5)	-1.6%
Intersegment revenue	5.7	2.1%	7.8	2.8%	(2.1)	-26.9%

Total segment revenue	274.7	100.0%	281.3	100.0%	(6.6)	-2.3%
Cost of goods sold	148.8	54.2%	153.2	54.5%	(4.4)	-2.9%

Gross profit	125.9	45.8%	128.1	45.5%	(2.2)	-1.7%
Operating expenses	101.0	36.7%	104.5	37.1%	(3.5)	-3.3%

Segment operating earnings	$24.9	9.1%	$23.6	8.4%	$1.3	5.5%

*	Percent amount represents corresponding dollar amount as a percent of total segment revenue.
**	Percent amount represents percentage increase or decrease relative to the three months ended June 28, 2003.

Total segment revenue in the second quarter of 2004 decreased $6.6 million, or 2.3%, over prior-year levels due to $11.1 of lower organic sales, partially offset by $4.5 million of favorable currency translation. In the United States, organic sales were 2.3% lower year over year. The average number of dealer vans in operation during the second quarter of 2004 was down 2.9% year over year primarily due to a lower level of new dealer additions in 2004. The company believes that the decline in dealer additions during the second quarter of 2004 contributed to the lower year-over-year sales, and results from the company’s tightening of recruitment standards, as well as the introduction of a new franchise program for prospective dealers. The company believes that the new franchise program offers starting dealers an opportunity to grow their franchise, while developing appropriate operating practices through greater discipline and regular quarterly performance reviews. For the quarter, sales by Snap-on U.S. franchised dealers to their customers (as reported to Snap-on by its dealers) continued to grow, increasing at a low-single-digit rate.

Segment gross profit for the second quarter of 2004 decreased $2.2 million, but increased 30 basis points as a percentage of total segment revenue, from the same period last year primarily due to the impact of lower organic sales and $1.2 million of higher year-over-year continuous improvement activity costs, partially offset by $1.9 million of favorable currency translation and $0.5 million of lower expense for pension, other retirement and insurance. Operating expenses for the Snap-on Dealer Group decreased $3.5 million year over year, or 40 basis points as a percentage of total segment revenue. The $3.5 million decrease in operating expenses primarily reflects the impact of lower organic sales, $3.9 million of lower bad debt expense, lower year-over-year continuous improvement costs of $0.8 million and $0.6 million of lower expense for pension, other retirement and insurance, partially offset by $1.4 million of higher freight expense, reflecting increased freight rates and smaller, but more frequent, shipments to dealers and $1.5 million of unfavorable currency translation. As a result of these factors, segment operating earnings in the second quarter of 2004 increased $1.3 million, or 70 basis points as a percentage of total segment revenue, from the second quarter of 2003.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Six Months Ended
(Dollars in millions)	July 3, 2004*		June 28, 2003*		Increase/ (Decrease)**
External revenue	$542.6	97.8%	$532.7	97.5%	$9.9	1.9%
Intersegment revenue	12.0	2.2%	13.5	2.5%	(1.5)	-11.1 .%

Total segment revenue	554.6	100.0%	546.2	100.0%	8.4	1.5%
Cost of goods sold	308.7	55.7%	291.0	53.3%	17.7	6.1%

Gross profit	245.9	44.3%	255.2	46.7%	(9.3)	-3.6%
Operating expenses	209.4	37.7%	208.0	38.1%	1.4	0.7%

Segment operating earnings	$36.5	6.6%	$47.2	8.6%	$(10.7)	-22.7%

*	Percent amount represents corresponding dollar amount as a percent of total segment revenue.
**	Percent amount represents percentage increase or decrease relative to the six months ended June 28, 2003.

Total segment revenue for the first six months of 2004 increased $8.4 million, or 1.5%, over prior-year levels due to $13.2 million of favorable currency translation, partially offset by $4.8 million of lower organic sales. In the U.S. marketplace, organic sales were 1.2% lower year over year. During the first six months of 2004, the average number of dealer vans in operation was down 1.8% year over year primarily due to a lower level of new dealer additions in 2004. The company believes that the decline in dealer additions during the second quarter of 2004 contributed to the lower year-over-year organic sales, and results from the company’s tightening of recruitment standards, as well as the introduction of a new franchise program for prospective dealers. For the first six months of 2004, sales by Snap-on U.S. franchised dealers to their customers (as reported to Snap-on by its dealers) continued to grow, increasing at a mid-single-digit rate. Excluding currency translation, international operations sales were essentially flat year over year.

        Segment gross profit for the first six months of 2004 decreased $9.3 million, or 240 basis points as a percentage of total segment revenue, from the same period last year primarily due to lower organic sales, $6.2 million of higher year-over-year continuous improvement activity costs and $2.9 million of higher production expenses due to production inefficiencies and other manufacturing variances associated with the relocation of production from the two hand-tool plants, which were closed on March 31, 2004. These higher costs were partially offset by $5.1 million of favorable currency translation. Operating expenses for the Snap-on Dealer Group increased $1.4 million year over year, but decreased 40 basis points as a percentage of total segment revenue. The $1.4 million increase in operating expenses primarily reflects $4.0 million of unfavorable currency translation and $2.7 million of higher freight expense, reflecting increased freight rates and smaller but more frequent shipments to dealers, partially offset by $3.4 million of lower bad debt expense and lower year-over-year continuous improvement costs of $1.5 million. As a result of these factors, segment operating earnings in the first six months of 2004 decreased $10.7 million, or 200 basis points as a percentage of total segment revenue, from the first six months of 2003.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Commercial and Industrial Group

	Three Months Ended
(Dollars in millions)	July 3, 2004*		June 28, 2003*		Increase/ (Decrease)**
External revenue	$274.8	89.0%	$250.1	88.6%	$24.7	9.9%
Intersegment revenue	33.8	11.0%	32.2	11.4%	1.6	5.0%

Total segment revenue	308.6	100.0%	282.3	100.0%	26.3	9.3%
Cost of goods sold	211.1	68.4%	191.8	67.9%	19.3	10.1%

Gross profit	97.5	31.6%	90.5	32.1%	7.0	7.7%
Operating expenses	99.1	32.1%	89.7	31.8%	9.4	10.5%

Segment operating (loss) earnings	$(1.6)	-0.5%	$0.8	0.3%	$(2.4)	-300.0%

*	Percent amount represents corresponding dollar amount as a percent of total segment revenue.
**	Percent amount represents percentage increase or decrease relative to the three months ended June 28, 2003.

Total segment revenue in the second quarter of 2004 increased $26.3 million, or 9.3%, over prior-year levels due to $17.1 million of improved organic sales and $9.2 million of favorable currency translation. Demand for tools improved in both North America and Europe, with increased sales of hand and power tools used in industrial and commercial applications. In addition, higher sales of vehicle-service equipment were achieved worldwide, partially offset by a decline in sales in Snap-on’s facilitation business for new-vehicle dealerships.

Segment gross profit for the second quarter of 2004 increased $7.0 million, but decreased 50 basis points as a percentage of total segment revenue. Benefits realized from higher organic sales and favorable currency translation were partially offset by $2.5 million of higher year-over-year continuous improvement activity costs. Operating expenses for the Commercial and Industrial Group increased $9.4 million, or 30 basis points as a percentage of total segment revenue. The increase in operating expenses reflects the impact of higher organic sales, $3.6 million of costs associated with the GSA contract audits settlement, $2.6 million of unfavorable currency translation and $0.6 in higher bad debt expense. Operating earnings were also reduced by $1.0 million for start-up costs associated with the company’s investment to expand its distribution and operating presence in Asia. As a result, segment operating earnings in the second quarter of 2004 decreased $2.4 million as compared to the second quarter of 2003.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Six Months Ended
(Dollars in millions)	July 3, 2004*		June 28, 2003*		Increase/ (Decrease)**
External revenue	$553.6	89.5%	$493.5	88.9%	$60.1	12.2%
Intersegment revenue	64.9	10.5%	61.5	11.1%	3.4	5.5%

Total segment revenue	618.5	100.0%	555.0	100.0%	63.5	11.4%
Cost of goods sold	423.1	68.4%	373.2	67.2%	49.9	13.4%

Gross profit	195.4	31.6%	181.8	32.8%	13.6	7.5%
Operating expenses	200.1	32.4%	174.9	31.6%	25.2	14.4%

Segment operating (loss) earnings	$(4.7)	-0.8%	$6.9	1.2%	$(11.6)	-168.1%

*	Percent amount represents corresponding dollar amount as a percent of total segment revenue.
**	Percent amount represents percentage increase or decrease relative to the six months ended June 28, 2003.

Total segment revenue for the first six months of 2004 increased $63.5 million, or 11.4%, over prior-year levels due to $31.8 million of favorable currency translation and $31.7 million from improved organic sales. Demand for tools improved in both North America and Europe, with increased sales of hand and power tools used in industrial and commercial applications. In addition, higher sales of vehicle-service equipment were achieved in both North America, through the company’s Technical Automotive Group (“TAG”) distribution channel, and in Europe.

Segment gross profit for the first six months of 2004 increased $13.6 million, but decreased 120 basis points as a percentage of total segment revenue. Benefits realized from higher organic sales and $11.5 million of favorable currency translation were partially offset by inventory adjustments of $6.3 million, $4.2 million of higher year-over-year continuous improvement activity costs and higher expenses due to production inefficiencies and other manufacturing variances associated with the relocation of production from the two hand-tool plants of $0.6 million. Operating expenses for the Commercial and Industrial Group increased $25.2 million, or 80 basis points as a percentage of total segment revenue. The increase in operating expenses reflects the impact of higher organic sales, $9.1 million of unfavorable currency translation, $3.6 million of costs associated with the GSA contract audits settlement, $2.1 million in higher bad debt expense and a $0.9 million year-over-year increase in continuous improvement costs. Operating earnings were also reduced by $2.5 million of start-up costs associated with the company’s investment to expand its distribution and operating presence in Asia. As a result, segment operating earnings in the first six months of 2004 decreased $11.6 million as compared to the first six months of 2003.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Diagnostics and Information Group

	Three Months Ended
(Dollars in millions)	July 3, 2004*		June 28, 2003*		Increase/ (Decrease)**
External revenue	$47.5	57.8%	$41.6	54.8%	$5.9	14.2%
Intersegment revenue	34.7	42.2%	34.3	45.2%	0.4	1.2%

Total segment revenue	82.2	100.0%	75.9	100.0%	6.3	8.3%
Cost of goods sold	49.7	60.5%	48.4	63.8%	1.3	2.7%

Gross profit	32.5	39.5%	27.5	36.2%	5.0	18.2%
Operating expenses	24.6	29.9%	22.4	29.5%	2.2	9.8%

Segment operating earnings	$7.9	9.6%	$5.1	6.7%	$2.8	54.9%

*	Percent amount represents corresponding dollar amount as a percent of total segment revenue.
**	Percent amount represents percentage increase or decrease relative to the three months ended June 28, 2003.

Total segment revenue in the second quarter of 2004 increased $6.3 million, or 8.3%, over prior-year levels primarily due to $4.6 million of organic sales growth, principally in information products, heavy-duty diagnostics and other handheld products, as well as $1.7 million of favorable currency translation.

Segment gross profit for the second quarter of 2004 increased $5.0 million, or 330 basis points as a percentage of total segment revenue, from the same period last year largely reflecting the growth in organic sales of handheld diagnostics and information products and benefits from prior continuous improvement activities. Operating expenses for the Diagnostics and Information Group increased $2.2 million, or 40 basis points as a percentage of total segment revenue, primarily reflecting the impact of higher organic sales and $0.6 million of unfavorable currency translation. As a result, segment operating earnings in the second quarter of 2004 increased $2.8 million, or 290 basis points as a percentage of total segment revenue, from the second quarter of 2003.

	Six Months Ended
(Dollars in millions)	July 3, 2004*		June 28, 2003*		Increase/ (Decrease)**
External revenue	$90.2	55.5%	$82.1	53.9%	$8.1	9.9%
Intersegment revenue	72.3	44.5%	70.2	46.1%	2.1	3.0%

Total segment revenue	162.5	100.0%	152.3	100.0%	10.2	6.7%
Cost of goods sold	98.6	60.7%	97.8	64.2%	0.8	0.8%

Gross profit	63.9	39.3%	54.5	35.8%	9.4	17.2%
Operating expenses	48.4	29.8%	46.6	30.6%	1.8	3.9%

Segment operating earnings	$15.5	9.5%	$7.9	5.2%	$7.6	96.2%

*	Percent amount represents corresponding dollar amount as a percent of total segment revenue.
**	Percent amount represents percentage increase or decrease relative to the six months ended June 28, 2003.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total segment revenue for the first six months of 2004 increased $10.2 million, or 6.7%, over prior-year levels primarily due to $5.4 million of organic sales growth, principally in information products, heavy-duty diagnostics and other handheld products, as well as $4.8 million of favorable currency translation. In 2003, intersegment revenue included approximately $5 million related to the production of certain European equipment products that was subsequently transferred to the Commercial and Industrial Group.

Segment gross profit for the first six months of 2004 increased $9.4 million, or 350 basis points as a percentage of total segment revenue, from the same period last year largely reflecting the growth in organic sales of handheld diagnostics and information products and benefits from prior continuous improvement activities. Operating expenses for the Diagnostics and Information Group increased $1.8 million, but decreased 80 basis points as a percentage of total segment revenue, reflecting the impact of higher organic sales, $1.6 million of unfavorable currency exchange, partially offset by $1.4 million of lower bad debt expense. As a result, segment operating earnings in the first six months of 2004 increased $7.6 million, or 430 basis points as a percentage of total segment revenue, from the first six months of 2003.

Financial Services

Segment operating results for Financial Services for the three and six months ended July 3, 2004, are as follows:

(Dollars in millions)	Three Months	Six Months
External revenue	$20.8	$42.0
Intersegment revenue	--	--

Total segment revenue	20.8	42.0
Operating expenses	11.2	21.5

Segment operating earnings	$9.6	$20.5

Segment operating earnings for the second quarter and first six months of 2004 were $9.6 million and $20.5 million; CIT’s minority interest in SOC for the second quarter and first six months of 2004 of $0.1 million of expense and $0.7 million of expense is included in “Other income (expense) – net” on the accompanying Consolidated Statement of Earnings. Net finance income was $11.2 million and $21.7 million in the second quarter and first six months of 2003. Operating earnings for the second quarter and the first six months of 2004 decreased year over year primarily due to higher market interest rates.

Other

Interest expense was $5.7 million in the second quarter of 2004, down $0.3 million from $6.0 million in the second quarter of 2003. For the first six months of 2004, interest expense of $11.3 million was down $1.1 million from $12.4 million in the prior year. The year-over-year decline in both the second quarter and year-to-date periods primarily reflects the impact of lower average debt levels due to cash flow from operating activities, partially offset by higher average interest rates.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other income (expense) — net was an expense of $0.9 million for the second quarter of 2004, as compared to an expense of $0.4 million in the comparable prior-year period. This line item includes the impact of all non-operating items such as interest income, minority interests, hedging and exchange rate transaction gains and losses, and other miscellaneous non-operating items. Other expense increased $0.5 million in the second quarter of 2004 over the prior-year level largely reflecting a $0.7 million increase in minority interests, primarily reflecting the consolidation of SOC beginning in fiscal 2004. This was partially offset by $0.4 million of lower foreign exchange losses. Other income (expense) – net was an expense of $2.8 million for the first six months of 2004, as compared to an expense of $4.1 million in the comparable prior-year period. Other expense decreased $1.3 million in the first six months of 2004 over the prior-year level primarily due to $1.9 million of lower foreign exchange losses, partially offset by a $1.2 million increase in minority interests.

Snap-on’s effective income tax rate was 35.0% for the second quarter and first six months of 2004 and 2003.

Exit or Disposal Activities

For a discussion of Snap-on’s exit and disposal activities, refer to Note 5 of the Consolidated Financial Statements.

FINANCIAL CONDITION

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations, coupled with its sources of borrowings, are sufficient to fund its anticipated requirements for working capital, capital expenditures and continuous improvement activities, acquisitions, common stock repurchases and dividend payments. Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost. As of the date of the filing of this Form 10-Q, Snap-on’s long-term debt and commercial paper was rated A2 and P-1 by Moody’s Investors Service and A and A-1 by Standard &Poor’s. Snap-on believes that the strength of its financial position affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.

The following discussion focuses on information included in the accompanying Consolidated Balance Sheets.

Snap-on has been focused on improving asset utilization by making more effective use of its investment in certain working capital items. Termed “working investment,” the company uses this measure to assess management’s operating performance and effectiveness relative to those components of working capital that are more directly impacted by operating decisions. As of July 3, 2004, working investment (defined as accounts receivable – net of allowances plus inventories less accounts payable) of $696.0 million was down $12.2 million from the $708.2 million as of year-end 2003. The following depicts the company’s working investment position as of July 3, 2004, and January 3, 2004.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(Amounts in millions)	July 3, 2004	January 3, 2004
Accounts receivable - net of allowances	$556.9	$546.8
Total inventories	344.3	351.1
Accounts payable	(205.2)	(189.7)

Working investment	$696.0	$708.2

Accounts receivable at the end of the second quarter of 2004 was $556.9 million, up $10.1 million from year-end 2003 levels, while days sales outstanding improved to 85 days from 88 days at January 3, 2004.

Inventories totaled $344.3 million at the end of the 2004-second quarter, down $6.8 million from year-end 2003 levels. Inventories accounted for using the first-in, first-out (FIFO) method as of July 3, 2004, and January 3, 2004, approximated 66% and 69% of total inventories. All other inventories are generally accounted for using the last-in, first-out (LIFO) cost method. The company’s LIFO reserve declined from $81.8 million at January 3, 2004, to $80.7 million at July 3, 2004. Inventory turns (defined as the current quarter’s cost of goods sold annualized, divided by the average of the last four quarter-end’s inventory balances) at July 3, 2004, were 3.8 turns, as compared to 3.5 turns at year-end 2003.

Total notes payable and long-term debt was $330.6 million at the end of the second quarter of 2004, as compared to $333.2 million at year-end 2003. Cash and cash equivalents were $126.6 million as of July 3, 2004, and $96.1 million at the end of fiscal 2003. The increase in cash and cash equivalents from year-end levels was primarily due to cash flows from operating activities and proceeds from stock purchase and stock option plans.

Borrowings under commercial paper programs totaled $25.0 million at both the end of the second quarter of 2004 and at year-end 2003. At July 3, 2004, Snap-on had $408 million of multi-currency revolving credit facilities that served to back its commercial paper programs, including a $200 million, 364-day revolving credit facility with a one-year term-out option that would terminate on July 30, 2004. The term-out option would have allowed Snap-on to elect to borrow under the credit facility for an additional year after the termination date. In addition, Snap-on had a five-year, $208 million revolving credit facility that would terminate on August 20, 2005. At July 3, 2004, Snap-on was in compliance with all covenants of these revolving credit facilities and there were no borrowings under either revolving credit commitment. The financial covenant under these facilities required that Snap-on maintain a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00. The company’s ratio of total debt to the sum of total debt plus shareholders’ equity was 0.252 to 1.00 at July 3, 2004, as compared to 0.248 to 1.00 at year-end 2003. This ratio may vary from time to time as the company issues commercial paper to fund seasonal working capital requirements and to the extent that the company uses debt to fund acquisitions. At July 3, 2004, Snap-on also had an unused committed $20 million bank line of credit that would expire on August 1, 2004.

On July 27, 2004, subsequent to the end of the second quarter, Snap-on entered into a new five-year $400 million multi-currency revolving credit facility that terminates on July 27, 2009. This $400 million facility replaces the $408 million of multi-currency revolving credit facilities discussed above. The $400 million revolving credit facility’s financial covenant requires that Snap-on maintain a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00. As of the filing date of this document, Snap-on believes it is in compliance with all covenants of this revolving credit facility.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Also on July 27, 2004, Snap-on renewed its committed bank line of credit. Under the terms of the renewal, the committed $20 million bank line of credit reduces to $10 million on September 1, 2004, and expires on July 31, 2005.

The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flows.

Cash flow provided from operating activities was $91.0 million in the first six months of 2004, including a $10.7 million net income tax refund, primarily resulting from a $78.2 million voluntary U.S. pension contribution made in the fourth quarter of 2003. Cash flow from operating activities in 2003 was $55.6 million, including a $10.0 million pension plan contribution. The consolidation of SOC as of January 4, 2004, did not have a material impact on cash flow.

Capital expenditures of $17.3 million in the first six months of 2004 were up from the $13.0 million expended in the first six months of 2003. Investments primarily included new product-related, quality and cost reduction capital investments, as well as ongoing replacements of manufacturing and distribution facilities and equipment. Snap-on anticipates fiscal 2004 capital expenditures will be in the range of $40 million to $45 million, of which approximately two-thirds is expected to be used for investments relating to new products, quality enhancement or cost reduction. Capital expenditures for the full year of fiscal 2003 totaled $29.4 million.

In the second quarter of 2004, Snap-on sold, at book value, its 70% interest in Texo s.r.l., a European manufacturer and developer of vehicle lifts, for approximately $0.6 million.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. Snap-on repurchased 750,000 shares of common stock for $24.6 million under its previously announced share repurchase programs during the first six months of 2004. As of the end of the second quarter of 2004, Snap-on has remaining availability to repurchase up to an additional $127.9 million in common stock pursuant to the Board of Directors’ authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. On January 21, 2004, the company publicly announced that it expected to accelerate its planned 2004 full-year share repurchases, and repurchase approximately 750,000 to 1,000,000 shares of common stock in 2004.

Snap-on has paid consecutive quarterly cash dividends, without interruption or decline, since 1939. Cash dividends paid totaled $29.0 million for the first six months of 2004, as compared to $29.1 million in the first six months of 2003.

OTHER MATTERS

Government Contract Matters: On July 23, 2004, Snap-on reached an agreement with the U.S. Department of Justice to resolve the government audit, previously discussed in the company's Annual Report and Form 10-K, relating to two contracts with the U.S. General Services Administration ("GSA"). Snap-on agreed to settle the claims over the interpretation and application of the price reduction and billing provisions of these two contracts for sales from March 1996 through the July 23, 2004, settlement date for $10 million. Snap-on incurred a pretax charge of $3.6 million, or $0.04 per diluted share, in the second quarter of 2004 for costs not previously accrued. Snap-on remitted the $10 million cash settlement to the U.S. Department of Justice on August 5, 2004.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As noted in the company’s 2003 Annual Report and Form 10-K, Snap-on has government contracts with federal departments and agencies, two of which were under audit by the GSA. The two contracts involve sales from March 1996 through February 2001, and sales since February 2001. The primary focus of these audits concerned the interpretation and application of the price reduction provisions. On March 2, 2004, the government provided Snap-on with a claim estimate of approximately $12 million relating to the audited contract periods from July 1997 through May 2002. Additional amounts could have been claimed by the government for contract periods not covered by these audits.

The settlement releases Snap-on from civil claims and penalties under the price reduction and billing provisions of the contracts for the full contract periods through the settlement date. The settlement does not preclude the government from pursuing any administrative remedies that it would have as a normal right to pursue under any contract. Snap-on cooperated with the audit and investigation and agreed to the settlement in order to resolve these matters and avoid protracted litigation.

Throughout the audit resolution period, Snap-on has continued to sell to the government. Snap-on intends to negotiate with the GSA new or amended contract terms in an effort to avoid similar matters.

CRITICAL ACCOUNTING POLICIES

Snap-on’s disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the year ended January 3, 2004, have not materially changed since that report was filed.

OUTLOOK

Snap-on expects the earnings benefits from its continuous improvement actions to exceed such continuous improvement costs in the second half of 2004, leading to enhanced operating margin. Along with improving signs for continued sales demand in its more cyclical commercial and industrial businesses, Snap-on continues to expect reported net earnings to exceed prior-year levels for the remainder of 2004. However, some of the anticipated margin enhancement is expected to be partially offset in the near term as the company continues to work to improve manufacturing processes associated with recently relocated production that has resulted in inefficiencies and higher costs. Additionally, Snap-on expects to incur continuous improvement costs of approximately $6 million during the third quarter and an additional $4 million during the fourth quarter of 2004, bringing full-year estimated costs up to a revised total of approximately $26 million.

As a result of its six-month results, including the previously noted charge of $0.04 per diluted share associated with the settlement related to the two GSA contracts, and the expected performance during the remainder of 2004, Snap-on expects its full-year 2004 reported earnings to be in the range of $1.72 to $2.00 per diluted share, including the estimated full-year cost of $0.28 to $0.30 per diluted share for continuous improvement costs.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)

Safe Harbor: Statements in this document that are not historical facts, including statements (i) that include the words “expects,” “targets,” “plans,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on or its management; (ii) specifically identified as forward-looking; or (iii) describing Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements. Snap-on or its representatives may also make similar forward-looking statements from time to time orally or in writing. Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and that management believes such assumptions and estimates to be reasonable as of the date of this document. However, these statements are subject to risks, uncertainties or other factors, including some events that may not be within the control of the company, that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement.

These risks and uncertainties include, without limit, uncertainties related to estimates, assumptions and projections generally, and the timing and progress with which Snap-on can continue to achieve savings from cost reduction, continuous improvement and other Operational Fitness initiatives; make improvements in supply chain efficiencies; the company’s capability to retain and attract dealers, effectively implement new programs, capture new business, introduce successful new products and other Profitable Growth initiatives; its ability to weather disruption arising from planned facility closures; Snap-on’s ability to withstand external negative factors including terrorist disruptions on business; changes in trade, monetary and fiscal policies, regulatory reporting requirements, laws and regulations, or other activities of governments or their agencies, including military actions and such aftermath that might occur; and the absence of significant changes in the current competitive environment, inflation, interest rates, legal proceedings, and energy and raw material supply and pricing (including steel), supplier disruptions, currency fluctuations, or the material worsening of economic and political situations around the world.

In addition, investors should be aware that generally accepted accounting principles prescribe when a company should record an allowance for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when an allowance is established for a major contingency. Reported results, therefore, may appear to be volatile in certain accounting periods.

These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. Snap-on operates in a continually changing business environment and new factors emerge from time to time. Snap-on cannot predict such factors nor can it assess the impact, if any, of such factors on Snap-on’s financial position or its results of operations. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document.

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

FOREIGN CURRENCY RISK MANAGEMENT: Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations and restrictions on movement of funds. Foreign exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments in an attempt to protect the residual net exposures. Snap-on’s financial position and results of operations have not been materially affected by such events to date. For additional information, see Note 7.

INTEREST RATE RISK MANAGEMENT: Snap-on’s interest rate risk management policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities. For additional information, see Note 7.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at July 3, 2004, was $0.9 million on interest rate-sensitive financial instruments and $0.5 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

CREDIT RISK: Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC loan originations with recourse provisions against Snap-on. At July 3, 2004, $11.0 million of loans originated by SOC have a recourse provision to Snap-on if the loans become more than 90 days past due. For additional information on SOC, see Note 2.

ECONOMIC RISK: Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. Snap-on continually monitors its exposure in these markets. Snap-on’s Commercial and Industrial Group includes a hand-tool manufacturing facility in Argentina with net assets of approximately $10.5 million as of July 3, 2004. Due to economic instability in Argentina, Snap-on resized its operations there in 2001 and will continue to assess Argentina’s economic situation to determine if any future actions or impairment write-downs are warranted.

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

Definition of Disclosure Controls

Disclosure Controls are controls and other procedures designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Disclosure Controls include components of internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. To the extent that components of internal control over financial reporting are included within the Disclosure Controls, they are included in the scope of the company’s quarterly evaluation of Disclosure Controls.

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

Among other matters, management also considered whether its evaluation identified any “significant deficiencies” or “material weaknesses” in internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to the company’s Audit Committee of the Board of Directors and to the company’s independent auditors. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect the company’s ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. Management also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, management considered what revision, improvement and/or correction to make in accordance with its ongoing procedures.

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

There were no changes in internal control over financial reporting that occurred during the quarter ended July 3, 2004, that have materially affected, or are reasonably likely to materially affect, Snap-on’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 13 of the Consolidated Financial Statements for more information regarding legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the second quarter of fiscal 2004, all of which were purchased pursuant to Board of Directors’ authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans(1)
April 4, 2004 to
May 1, 2004	125,000(1)	$33.84	125,000(1)	$139.5 million
May 2, 2004 to
May 29, 2004	475,000	$33.02	475,000	$123.9 million
May 30, 2004 to
July 3, 2004	--	N/A	--	$127.9 million

Total/Average	600,000	$33.19	600,000	N/A

(1)	Subject to further adjustment pursuant to the 1996 Authorization described below, as of July 3, 2004, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board of Directors’ authorizations discussed below is $127.9 million.

•	In its Annual Report on Form 10-K for the fiscal year ended December 28, 1996, the company disclosed that the company’s Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the company’s Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $33.78, $33.63 and $33.60 per share of common stock as of the end of the fiscal 2004 months ended May 1, May 29 and July 3 respectively.

•	By press release dated June 29, 1998, the company announced that the company’s Board authorized the repurchase of an aggregate of $100 million of the company’s common stock (the “1998 Authorization”). The 1998 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

•	By press release dated February 3, 1999, the company announced that the company’s Board authorized the repurchase of an aggregate of $50 million of the company’s common stock (the “1999 Authorization”). The 1999 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

The company also publicly announced by press release dated January 21, 2004, that it expected to accelerate its planned 2004 full-year share repurchases, and repurchase approximately 750,000 to 1,000,000 shares of common stock in 2004. These repurchases are being made pursuant to the three Board authorizations discussed above. During the first six months of 2004, the company repurchased 750,000 shares of common stock in connection with this announcement. Assuming a price per share of $33.60 (the closing price on the last business day preceding the end of the second quarter), the value of shares that the company may repurchase in 2004 after the second quarter in connection with this announcement is $8.4 million.

Item 4. Submission of Matters to a Vote of Security Holders

Snap-on held its Annual Meeting of Shareholders on April 22, 2004. The shareholders (i) elected four members of Snap-on’s Board of Directors, whose terms were up for reelection, to serve until the Annual Meeting in the year 2006 and (ii) ratified the Audit Committee’s selection of Deloitte & Touche LLP as the company’s independent auditor for 2004. There were 63,034,018 outstanding shares eligible to vote. The persons elected to the Corporation’s Board of Directors, the number of votes cast for and the number of votes withheld with respect to each of these persons are set forth below:

Director	For	Withheld	Term
John F. Fiedler	55,750,013	1,302,971	2007
W. Dudley Lehman	55,810,497	1,242,487	2007
Frank S. Ptak	55,642,655	1,410,329	2007
Edward H. Rensi	54,933,530	2,119,454	2007

The terms of office for the following directors continue until the Annual Meeting in the year set forth below:

Director	Term
Dale F. Elliott	2005
Lars Nyberg	2005
Richard F. Teerlink	2005
Bruce S. Chelberg	2006
Roxanne J. Decyk	2006
Arthur L. Kelly	2006
Jack D. Michaels	2006

The proposal to ratify the Audit Committee’s selection of Deloitte & Touche LLP as the company’s independent auditor for 2004 received the following votes:

54,399,508 Votes for approval 1,992,369 Votes against 661,607 Abstentions

Item 6. Exhibits and Reports on Form 8-K

Item 6(a): Exhibits

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b): Reports on Form 8-K Filed During the Reporting Period

During the second quarter of 2004, Snap-on reported on Form 8-K the following:

Date Filed	Date of Report	Item
April 19, 2004	April 19, 2004	Snap-on furnished under Item 9 a notice to investors and analysts regarding the consolidation of Snap-on Credit LLC.
April 22, 2004	April 22, 2004	Snap-on furnished under Item 12 its press release entitled
“Snap-on Announces EPS of $0.22 for First-quarter 2004; Reports strong cash flow from operating activities; Reaffirms 2004 EPS guidance.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized person.

SNAP-ON INCORPORATED
Date: August 10, 2004	/s/ Martin M. Ellen
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