Form 10-Q
period 2004-10-02
SNAP ON INC
filed 2004-11-08
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]   No  [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  [X]   No  [_]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 29, 2004
Common Stock, $1 par value	57,539,316 shares

SNAP-ON INCORPORATED

INDEX

		Page

Part I. Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Earnings - Three and Nine Months Ended
	October 2, 2004, and September 27, 2003	3
	Consolidated Balance Sheets - October 2, 2004, and January 3, 2004	4-5
	Consolidated Statements of Cash Flows - Nine Months Ended
	October 2, 2004, and September 27, 2003	6
	Notes to Consolidated Financial Statements	7-20
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	21-35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36-37
Item 4.	Controls and Procedures	38-39
Part II. Other Information
Item 1.	Legal Proceedings	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40-41
Item 6.	Exhibits	42
Signatures		43
Exhibit Index		44

SNAP-ON INCORPORATED
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales	$550.9	$525.6	$1,737.3	$1,633.9
Financial services revenue	17.9	--	59.9	--

Total revenue	568.8	525.6	1,797.2	1,633.9
Cost of goods sold	(311.5)	(303.8)	(992.7)	(920.6)
Operating expenses	(220.8)	(200.7)	(700.2)	(630.2)
Net finance income	--	10.0	--	31.7

Operating earnings	36.5	31.1	104.3	114.8
Interest expense	(6.1)	(5.8)	(17.4)	(18.2)
Other income (expense) - net	(0.8)	(2.4)	(3.6)	(6.5)

Earnings before income taxes	29.6	22.9	83.3	90.1
Income taxes	6.8	5.2	25.6	28.7

Net earnings	$22.8	$17.7	$57.7	$61.4

Net earnings per share:
Basic	$0.39	$0.30	$1.00	$1.05

Diluted	$0.39	$0.30	$0.99	$1.05

Weighted-average shares outstanding:
Basic	57.7	58.3	57.9	58.2
Effect of dilutive options	0.5	0.1	0.6	0.2

Diluted	58.2	58.4	58.5	58.4

Dividends declared per common share	$--	$--	$0.75	$0.75

See Notes to Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	October 2, 2004	January 3, 2004
ASSETS
Current Assets
Cash and cash equivalents	$153.3	$96.1
Accounts receivable - net of allowances	527.5	546.8
Inventories
Finished goods	316.5	305.7
Work in process	39.9	46.5
Raw materials	69.6	80.7
Excess of current cost over LIFO cost	(80.7)	(81.8)

Total inventories	345.3	351.1
Deferred income tax benefits	75.2	71.4
Prepaid expenses and other assets	80.4	66.3

Total current assets	1,181.7	1,131.7
Property and equipment
Land	24.9	26.9
Buildings and improvements	214.4	217.8
Machinery and equipment	569.8	580.4

	809.1	825.1
Accumulated depreciation	(507.0)	(496.5)

Property and equipment - net	302.1	328.6
Deferred income tax benefits	10.7	16.1
Goodwill	411.2	417.6
Other intangibles - net	67.6	69.5
Other assets	177.2	175.0

Total assets	$2,150.5	$2,138.5

See Notes to Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	October 2, 2004	January 3, 2004
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$200.8	$189.7
Notes payable and current maturities of long-term debt	28.3	30.2
Accrued benefits	33.6	35.3
Accrued compensation	51.9	49.2
Dealer deposits	44.4	49.9
Deferred subscription revenue	23.0	20.6
Income taxes	24.2	20.1
Other accrued liabilities	151.5	172.2

Total current liabilities	557.7	567.2
Long-term debt	303.5	303.0
Deferred income taxes	46.7	34.3
Retiree health care benefits	90.2	89.3
Pension liabilities	84.6	74.2
Other long-term liabilities	65.7	59.6

Total liabilities	1,148.4	1,127.6

SHAREHOLDERS' EQUITY
Preferred stock - authorized 15,000,000 shares
of $1 par value; none outstanding	--	--
Common stock - authorized 250,000,000 shares
of $1 par value; issued 66,992,505 and 66,956,246 shares	67.0	67.0
Additional paid-in capital	79.9	94.5
Retained earnings	1,099.0	1,084.7
Accumulated other comprehensive income (loss)	32.6	38.6
Grantor stock trust at fair market value - 4,605,838
and 5,007,809 shares	(132.3)	(159.2)
Treasury stock at cost - 4,674,764 and 3,774,764 shares	(144.1)	(114.7)

Total shareholders' equity	1,002.1	1,010.9

Total liabilities and shareholders' equity	$2,150.5	$2,138.5

See Notes to Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	October 2, 2004	September 27, 2003
OPERATING ACTIVITIES
Net earnings	$57.7	$61.4
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Depreciation	46.1	41.9
Amortization of other intangibles	2.0	1.6
Deferred income tax provision (benefit)	8.6	(5.2)
(Gain) loss on sale of assets	(1.1)	--
(Gain) loss on mark-to-market for cash flow hedges	1.3	0.8
Changes in operating assets and liabilities, net of
effects of acquisitions:
(Increase) decrease in receivables	38.5	27.7
(Increase) decrease in inventories	1.3	29.5
(Increase) decrease in prepaid and other assets	(5.9)	(23.0)
Increase (decrease) in accounts payable	3.7	(2.9)
Increase (decrease) in accruals and other liabilities	(18.0)	8.2

Net cash provided by operating activities	134.2	140.0
INVESTING ACTIVITIES
Capital expenditures	(25.9)	(18.7)
Acquisitions of businesses - net of cash acquired	--	0.1
Proceeds from disposal of property and equipment	11.3	4.0
Proceeds from disposition of business	0.6	--

Net cash used in investing activities	(14.0)	(14.6)
FINANCING ACTIVITIES
Payment of long-term debt	(0.3)	(0.2)
Net decrease in short-term borrowings	(2.0)	(22.8)
Purchase of treasury stock	(29.4)	(8.1)
Proceeds from stock purchase and option plans	12.4	7.8
Proceeds from termination of interest rate swap agreement	--	5.1
Cash dividends paid	(43.4)	(43.6)

Net cash used in financing activities	(62.7)	(61.8)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	3.4

Increase in cash and cash equivalents	57.2	67.0
Cash and cash equivalents at beginning of period	96.1	18.4

Cash and cash equivalents at end of period	$153.3	$85.4

Supplemental cash flow disclosures:
Cash paid for interest	$22.0	$19.3
Cash paid for income taxes	$4.5	$13.3

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

During the third quarter of 2004, Snap-on realigned certain of its business units within its reportable business segments. Prior year financial data by segment has been restated to reflect the reportable business segment realignments. Refer to Note 14 for information on Snap-on’s business segments.

In the opinion of management, all adjustments (consisting of normal recurring adjustments, including adjustments related to the company’s adoption of the Financial Accounting Standards Board’s (“FASB”) interpretation (“FIN”) No. 46R, as discussed in Note 2 below), necessary to a fair statement of financial condition and results of operations for the three and nine month periods ended October 2, 2004, have been made. Management also believes that the results of operations for the three and nine month periods ended October 2, 2004, are not necessarily indicative of the results to be expected for the full fiscal year.

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

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

SOC sells substantially all of its originated contracts (through asset-securitization transactions) on a limited recourse basis to CIT, net of certain fees. SOC continues to service these contracts for an estimated market-rate servicing fee. SOC originated contracts totaling $109.1 million and $358.7 million during the three and nine month periods ended October 2, 2004.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions against Snap-on. At October 2, 2004, and January 3, 2004, $9.5 million and $14.1 million of loans, with terms ranging from six months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of October 2, 2004, was not material.

CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis, with a combined maximum borrowing limit not to exceed $24 million. As of October 2, 2004, SOC owed Snap-on $0.3 million pursuant to this agreement.

Snap-on’s exposure related to SOC as of October 2, 2004, was its $7.0 million investment and the $0.3 million loan plus the recourse obligations on customer financings, which are discussed above. CIT’s investment of $7.0 million as of October 2, 2004, is included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.

3.	Accounts receivable include trade accounts, installment and other receivables, including the current portion of dealer financing receivables. The components of Snap-on’s current accounts receivable were as follows:

(Amounts in millions)	October 2, 2004	January 3, 2004
Trade accounts receivable	$484.0	$501.8
Installment receivables, net of unearned finance
charges of $12.2 million and $11.4 million	46.4	55.1
Other accounts receivable	40.0	34.9

Total	570.4	591.8
Allowances for doubtful accounts	(42.9)	(45.0)

Total accounts receivable - net	$527.5	$546.8

The long-term portion of accounts receivable is classified in “Other assets” on the accompanying Consolidated Balance Sheets and is comprised of installment and other receivables, including dealer financing receivables, with payment terms that are due beyond one year. The components of Snap-on’s long-term accounts receivable were as follows:

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(Amounts in millions)	October 2, 2004	January 3, 2004
Installment receivables, net of unearned finance
charges of $7.4 million and $9.1 million	$48.0	$41.9
Other long-term accounts receivable	20.2	19.8

Total	$68.2	$61.7

4.	Disclosures related to acquired intangible assets are as follows:

	October 2, 2004		January 3, 2004
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized
intangible assets:
Trademarks	$2.7	$(0.5)	$2.7	$(0.4)
Patents	32.6	(13.0)	32.3	(11.3)

Total	35.3	(13.5)	35.0	(11.7)
Unamortized
intangible assets:
Trademarks	45.8	--	46.2	--

Total	$81.1	$(13.5)	$81.2	$(11.7)

The weighted-average amortization period is 35 years for trademarks and 16 years for patents. The weighted-average amortization period for trademarks and patents on a combined basis is 19 years.

Amortization expense was $0.9 million and $2.0 million for the three and nine month periods ended October 2, 2004, and $0.7 million and $1.6 million for the three and nine month periods ended September 27, 2003. Total estimated annual amortization expense expected for each of the next five fiscal years, based on current levels of intangible assets, is $2.6 million for 2004, $1.9 million for 2005, and $1.8 million for 2006, 2007 and 2008.

Goodwill was $411.2 million and $417.6 million at October 2, 2004, and January 3, 2004. The decrease in goodwill reflects $4.5 million of currency translation and $1.9 million relating to the third-quarter 2004 finalization of purchase accounting for a prior acquisition and the second-quarter 2004 sale of a business.

5.	During the three and nine month periods ended October 2, 2004, Snap-on recorded costs associated with exit or disposal activities (“restructuring costs”) of $3.9 million and $18.6 million, including charges of $2.6 million and $15.0 million that are included in “Cost of goods sold” and charges of $1.3 million and $3.6 million that are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings. Of the $3.9 million of restructuring costs recorded during the third quarter of 2004, $1.2 million qualified as restructuring accruals and $2.7 million was expensed as incurred.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Restructuring costs incurred in the third quarter of 2004 primarily related to the closure of a German hand-tool plant that was consolidated into the company’s Spanish operation; the elimination of one plant in Spain through further consolidation; the movement of production of certain saw products from the United Kingdom to Eastern Europe; the phase out of production at two U.S. hand-tool manufacturing facilities in March 2004; and management realignment actions at various other Snap-on facilities.

Snap-on’s 2004 restructuring accrual activity for the quarter ended October 2, 2004, related to its 2004 actions was as follows:

(Amounts in millions)	Balance at July 3, 2004	Provision	Usage	Balance at October 2, 2004
Severance costs:
Commercial and
Industrial Group	$1.7	$1.2	$(1.1)	$1.8
Diagnostic and
Information Group	0.1	--	--	0.1
Facility consolidation
or closure costs:
Commercial and
Industrial Group	--	--	--	--

Total	$1.8	$1.2	$(1.1)	$1.9

Restructuring accrual usage was $1.1 million for severance payments related to the separation of employees. Since year-end 2003, Snap-on has reduced headcount by 417 employees as part of its 2004 restructuring actions. Snap-on anticipates that the restructuring accrual recorded during the third quarter of 2004 will be fully utilized by the end of fiscal 2004.

Snap-on’s 2004 restructuring accrual activity for the quarter ended October 2, 2004, related to its 2003 actions was as follows:

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(Amounts in millions)	Balance at July 3, 2004	Provision	Usage	Balance at October 2, 2004
Severance costs:
Snap-on Dealer Group	$1.4	$--	$(0.5)	$0.9
Commercial and
Industrial Group	0.3	--	(0.1)	0.2
Diagnostic and
Information Group	0.1	--	--	0.1
Facility consolidation
or closure costs:
Diagnostic and
Information Group	0.1	--	(0.1)	--

Total	$1.9	$--	$(0.7)	$1.2

Restructuring accrual usage of $0.7 million in the third quarter of 2004 consisted of continuing severance payments related to the separation of employees. Since year-end 2003, Snap-on reduced headcount by 464 employees as part of its 2003 actions. Snap-on anticipates that the restructuring accrual related to its 2003 restructuring actions will be fully utilized by the end of fiscal 2004.

Snap-on expects to fund the remaining cash requirements of its 2004 and 2003 restructuring activities with cash flows from operations and borrowings under the company’s existing credit facilities. The specific restructuring measures and estimated costs were based on management’s best business judgment under prevailing circumstances. Snap-on also expects that it will incur approximately $4 million of additional restructuring costs during the remainder of fiscal 2004.

6.	Notes payable and long-term debt at October 2, 2004, and January 3, 2004, totaled $331.8 million and $333.2 million. Notes payable to banks under bank lines of credit totaled $3.0 million and $4.9 million at October 2, 2004, and January 3, 2004. At October 2, 2004, and January 3, 2004, Snap-on had commercial paper outstanding denominated in U.S. dollars of $25.0 million.

On July 27, 2004, Snap-on entered into a five-year $400 million multi-currency revolving credit facility that terminates on July 27, 2009. This $400 million facility replaced Snap-on’s $408 million of multi-currency revolving credit facilities. The $400 million revolving credit facility’s financial covenant requires that Snap-on maintain a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00. As of the filing date of this document, Snap-on believes it is in compliance with all covenants of this revolving credit facility.

At October 2, 2004, Snap-on also had $20 million of unused committed bank lines of credit of which $10 million expires on July 31, 2005, and $10 million expires on August 31, 2005.

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
(Unaudited)

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

At October 2, 2004, Snap-on had net outstanding foreign forward exchange contracts to sell $28.9 million comprised of buy contracts of $100.7 million in Swedish kronor, $17.0 million in Canadian dollars, $9.0 million in Australian dollars, $3.2 million in Taiwan dollars, $1.0 million in Swiss francs and $0.4 million in other buy contracts and sell contracts of $70.0 million in euros, $54.8 million in British pounds, $14.1 million in Singapore dollars, $5.4 million in Danish kronor, $4.9 million in Japanese yen, $3.6 million in Norwegian kronor, $3.1 million in Hungarian forints, $1.3 million in Polish zloty, $1.1 million in Mexican pesos and net sell contracts of $1.9 million in other currencies. At January 3, 2004, Snap-on had net outstanding foreign forward exchange contracts to sell $84.0 million comprised of buy contracts of $72.8 million in Swedish kronor, $3.2 million in Taiwan dollars and $0.6 million in other currencies and sell contracts of $72.8 million in euros, $43.3 million in British pounds, $11.8 million in Canadian dollars, $10.2 million in Japanese yen, $8.9 million in Singapore dollars, $5.7 million in Danish kronor, $4.3 million in Norwegian kronor, $2.3 million in Mexican pesos and $1.3 million in Australian dollars.

The majority of Snap-on’s forward exchange contracts are not designated as hedges. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. Those forward exchange contracts that qualify for hedge accounting treatment are accounted for as cash flow hedges where the effective portion of the changes in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss)” on the accompanying Consolidated Balance Sheets. When the hedged item is realized in income, the gain or loss included in “Accumulated other comprehensive income (loss)” is reclassified to income in the same financial statement caption as the hedged item. The ineffective portion of changes in fair value of the cash flow hedges is reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net,” and was not material for the three and nine month periods ended October 2, 2004, and September 27, 2003.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are accrued and recognized as adjustments to interest expense. For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to interest expense. For cash flow hedges, the effective portion of the change in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss),” while any ineffective portion is recorded as an adjustment to interest expense. The notional amount of interest rate swaps was $75.0 million at October 2, 2004, and January 3, 2004, and included $50.0 million of fair value hedges and $25.0 million of cash flow hedges.

For all cash flow hedges qualifying for hedge accounting, the net accumulated derivative loss at October 2, 2004, was $0.2 million, after tax, and is reflected in “Accumulated other comprehensive income (loss).” Changes in the fair value of derivative financial instruments qualifying for hedge accounting are reflected as derivative assets or liabilities with the corresponding gains or losses reflected in earnings in the period of change. An offsetting gain or loss is also reflected in earnings based upon the changes of the fair value of the debt instrument being hedged. For all fair value hedges qualifying for hedge accounting, the net accumulated derivative loss at October 2, 2004, was $1.0 million. At October 2, 2004, the maximum maturity date of any cash flow hedge and fair value hedge was approximately one year and seven years, respectively. During the next 12 months, Snap-on expects to reclassify into earnings net gains from “Accumulated other comprehensive income (loss)” of approximately $0.1 million after tax at the time the underlying hedged transactions are realized. During the three and nine month periods ended October 2, 2004, cash flow hedge and fair value hedge ineffectiveness was not material.

8.	Snap-on’s pension expense included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Service cost	$4.8	$4.2	$14.4	$12.7
Interest cost	10.5	10.0	31.5	30.1
Expected return on assets	(12.5)	(10.5)	(37.6)	(32.0)
Amortization of:
Actuarial loss	1.6	0.6	4.8	1.6
Prior service cost	0.4	0.5	1.2	1.4
Net transition asset	--	(0.1)	--	(0.3)
Curtailment (gain) loss	(0.1)	8.2	(0.3)	8.2

Net pension expense	$4.7	$12.9	$14.0	$21.7

Snap-on has not made, and presently does not expect to make, a contribution to its domestic pension plans in 2004.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9.	Snap-on’s net postretirement health care benefits expense included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Service cost	$0.2	0.1	$0.6	$0.6
Interest cost	1.2	1.6	3.6	4.6
Amortization of actuarial (gain)	(0.2)	--	(0.7)	--

Net postretirement expense	$1.2	$1.7	$3.5	$5.2

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act includes a prescription drug benefit under Medicare Part D as well as a federal subsidy beginning in 2006 to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent, as defined in the Act, to Medicare Part D. In accordance with FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” the company elected to defer the recognition of the effects of this Act on the consolidated financial statements until authoritative guidance on the federal subsidy was issued by the FASB. The final FASB guidance, FSP FAS 106-2, was issued May 19, 2004, and the company adopted the guidance prospectively in the third quarter of 2004. Based on the adoption of this guidance, the company believes its retiree health care plans are at least actuarially equivalent to Medicare Part D and eligible for the federal subsidy. The cash flow the company expects to receive from the subsidy, when it becomes effective in 2006, is estimated to be approximately $0.1 million annually. Treating the provision of the Act as an actuarial experience gain as required by FSP FAS 106-2 will result in a decrease in the accumulated postretirement benefit obligation of approximately $1.1 million.

10.	Snap-on has various stock award and purchase plans for directors, officers and key employees.

Stock options outstanding under the 2001 Incentive Stock and Awards Plan (“2001 Plan”) and the predecessor plan have expiration dates ranging from 2005 to 2014 and vesting periods ranging from immediate to three years. The plans provide that options be granted at exercise prices equal to market value on the date the option is granted. Stock option activity under the 2001 Plan and predecessor plans was as follows:

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended October 2, 2004		Nine Months Ended October 2, 2004
	Options	Exercise Price*	Options	Exercise Price*
Outstanding at beginning of period	6,092,365	$30.54	5,642,219	$30.23
Granted	--	--	696,000	31.61
Exercised	40,450	27.06	258,222	25.74
Canceled	11,450	28.90	39,532	31.55

Outstanding at end of period	6,040,465	30.57	6,040,465	30.57

Exercisable at end of period	5,047,565	30.80	5,047,565	30.80

*Weighted-average

The following table summaries information about stock options outstanding as of October 2, 2004:

	October 2, 2004
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (Years)*	Exercise Price*
$19 to $25	10,125	0.37	$23.24
$25 to $31	3,161,929	6.39	27.18
$31 to $38	2,429,276	6.34	33.31
$38 to $46	439,135	3.32	39.98

Totals	6,040,465	6.14	30.57

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

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in millions, except per share data)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net earnings, as reported	$22.8	$17.7	$57.7	$61.4
Add:
Stock-based employee
compensation expense
included in reported net
income, net of related
tax effects	(2.5)	0.3	(0.2)	2.2
Deduct:
Total stock-based
employee compensation
expense determined under
fair value based method
for all awards, net of
related tax effects	--	(2.0)	(3.5)	(5.7)

Pro forma net earnings	$20.3	$16.0	$54.0	$57.9

Net earnings per share - basic:
As reported	$0.39	$0.30	$1.00	$1.05
Pro forma	0.35	0.27	0.93	0.99
Net earnings per share - diluted:
As reported	0.39	0.30	0.99	1.05
Pro forma	0.35	0.27	0.92	0.99

11.	The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Weighted-average common
shares outstanding	57,732,681	58,289,152	57,938,107	58,242,517
Dilutive effect of employee
stock options	486,718	149,711	533,356	149,711

Weighted-average common
shares outstanding,
assuming dilution	58,219,399	58,438,863	58,471,463	58,392,228

The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Options to purchase 2,177,411 shares and 3,779,270 shares of Snap-on common stock were not included in the computation of diluted earnings per share for the three months ended October 2, 2004, and September 27, 2003, as the exercise prices of the options were greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive. Options to purchase 1,456,807 shares and 3,779,270 shares of Snap-on common stock were not included in the computation of diluted earnings per share for the nine months ended October 2, 2004, and September 27, 2003, as the exercise prices of the options were greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12.	Total comprehensive income for the three and nine month periods ended October 2, 2004, and September 27, 2003, was as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net earnings	$22.8	$17.7	$57.7	$61.4
Foreign currency translation	15.3	0.4	(7.4)	79.1
Change in fair value of
derivative instruments,
net of tax	0.9	0.2	1.4	1.0

Total comprehensive income	$39.0	$18.3	$51.7	$141.5

13.	Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its reserve requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience. The following is an analysis of Snap-on’s product warranty reserve for the three and nine month periods ended October 2, 2004, and September 27, 2003:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Warranty reserve:
Beginning of period	$15.4	$13.2	$14.0	$12.7
Additions	4.1	2.8	9.1	9.2
Usage	(4.2)	(3.0)	(7.8)	(8.9)

End of period	$15.3	$13.0	$15.3	$13.0

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On July 23, 2004, Snap-on reached an agreement with the U.S. Department of Justice to resolve the government audit, previously discussed in the company’s Annual Report and Form 10-K, relating to two contracts with the U.S. General Services Administration (“GSA”). Snap-on agreed to settle the claims over the interpretation and application of the price reduction and billing provisions of these two contracts for sales from March 1996 through the July 23, 2004, settlement date for $10 million. Snap-on incurred a pretax charge of $3.6 million, or $0.04 per diluted share, in the second quarter of 2004 for costs not previously accrued. Snap-on remitted the $10 million cash settlement to the U.S. Department of Justice on August 5, 2004.

Snap-on is also involved in various other legal matters that are being defended and handled in the ordinary course of business. Snap-on maintains accruals for such costs that it expects to incur with regard to these matters. Although it is not possible to predict the outcome of these other legal matters, management believes that no existing litigation is likely to have a material adverse effect on Snap-on's consolidated financial position or results of operations.

14.	Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments include: (i) the Snap-on Dealer Group; (ii) the Commercial and Industrial Group; (iii) the Diagnostics and Information Group; and (iv) Financial Services. The Snap-on Dealer Group consists of Snap-on’s business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle-service information, business management systems and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services is a new business segment, beginning in fiscal 2004, consisting of the business operations of SOC, a consolidated 50%-owned joint venture between Snap-on and CIT, and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has dealer operations. Prior year segment disclosures have not been restated to include the Financial Services segment due to the prospective adoption of FIN No. 46R. See Note 2 for further discussion of SOC and the company’s adoption of FIN No. 46R.

During the third quarter of 2004, Snap-on realigned certain of its business units within its reportable business segments. The primary realignments included Snap-on’s Equipment Solutions (facilitation) business moving from the Commercial and Industrial Group to the Diagnostics and Information Group and Snap-on’s EquiServ (equipment services) business moving from the Diagnostics and Information Group to the Commercial and Industrial Group. Prior year financial data by segment has been restated to reflect these reportable business segment realignments. These realignments reflect the company’s desire to further simplify its organization and enable greater business unit accountability and control over key portions of the value chain.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Financial data by segment was as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
External revenue:
Snap-on Dealer Group	$255.2	$244.3	$796.7	$776.1
Commercial and
Industrial Group	226.1	215.9	728.7	659.9
Diagnostics and
Information Group	69.6	65.4	211.9	197.9
Financial Services	17.9	--	59.9	--

Total external revenue	$568.8	$525.6	$1,797.2	$1,633.9

Intersegment revenue:
Snap-on Dealer Group	$5.7	$5.6	$17.7	$17.8
Commercial and
Industrial Group	30.8	29.1	97.2	92.1
Diagnostics and
Information Group	48.4	32.7	116.2	97.5
Financial Services	--	--	--	--

Total intersegment revenue	$84.9	$67.4	$231.1	$207.4

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(Unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003

Total revenue:
Snap-on Dealer Group	$260.9	$249.9	$814.4	$793.9
Commercial and
Industrial Group	256.9	245.0	825.9	752.0
Diagnostics and
Information Group	118.0	98.1	328.1	295.4
Financial Services	17.9	--	59.9	--

Total segment revenue	653.7	593.0	2,028.3	1,841.3
Intersegment eliminations	(84.9)	(67.4)	(231.1)	(207.4)

Total consolidated revenue	$568.8	$525.6	$1,797.2	$1,633.9

Operating earnings (loss):
Snap-on Dealer Group	$11.9	$8.4	$48.6	$56.1
Commercial and
Industrial Group	(0.9)	3.9	(5.9)	12.6
Diagnostics and
Information Group	18.1	8.8	33.7	14.4
Financial Services	7.4	--	27.9	--

Segment operating earnings	36.5	21.1	104.3	83.1
Net finance income	--	10.0	--	31.7

Operating earnings	36.5	31.1	104.3	114.8
Interest expense	(6.1)	(5.8)	(17.4)	(18.2)
Other income (expense) - net	(0.8)	(2.4)	(3.6)	(6.5)

Earnings before income taxes	$29.6	$22.9	$83.3	$90.1

(Amounts in millions)	October 2, 2004	January 3, 2004
Assets:
Snap-on Dealer Group	$831.9	$786.3
Commercial and Industrial Group	1,039.2	1,060.7
Diagnostics and Information Group	205.7	224.5
Financial Services	155.4	--

Total from reportable segments	2,232.2	2,071.5
Financial Services	--	103.9
Elimination of intersegment receivables	(81.7)	(36.9)

Total assets	$2,150.5	$2,138.5

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

Highlights of Snap-on’s results of operations for the third quarters of 2004 and 2003 are as follows:

	Three Months Ended
(Dollars in millions)	October 2, 2004*		September 27, 2003*		Increase/ (Decrease)**
Net sales	$550.9	96.9%	$525.6	100.0%	$25.3		4.8%
Financial services revenue	17.9	3.1%	--	0.0%	17.9

Total revenue	568.8	100.0%	525.6	100.0%	43.2		8.2%
Cost of goods sold	311.5	54.8%	303.8	57.8%	7.7		2.5%
Operating expenses	220.8	38.8%	200.7	38.2%	20.1		10.0%
Net finance income	--	0.0%	10.0	1.9%	(10.0)

Operating earnings	36.5	6.4%	31.1	5.9%	5.4		17.4%
Interest expense	6.1	1.1%	5.8	1.1%	0.3		5.2%
Other (income) expense - net	0.8	0.1%	2.4	0.4%	(1.6)	-	66.7%

Earnings before income taxes	29.6	5.2%	22.9	4.4%	6.7		29.3%
Income taxes	6.8	1.2%	5.2	1.0%	1.6		30.8%

Net earnings	$22.8	4.0%	$17.7	3.4%	$5.1		28.8%

* Percent amount represents corresponding dollar amount as a percent of total revenue.

** Percent amount represents percentage increase or decrease relative to the three months ended September 27, 2003.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total revenue in the third quarter of 2004 increased $43.2 million, or 8.2%, over prior-year levels. Of the year-over-year increase in total revenues, $16.6 million was attributable to currency translation and $17.9 million resulted from the consolidation of SOC, previously accounted for under the equity method, and Snap-on’s wholly owned financial services subsidiaries. Sales also increased $8.7 million, or 1.7%, year over year on higher sales of handheld diagnostics tools worldwide, increased sales in the domestic and international dealer businesses, and increased sales of equipment worldwide, partially offset by lower sales of industrial tools in North America. In Europe, commercial and industrial tool sales were essentially flat.

Gross profit (defined as net sales less cost of goods sold) increased $17.6 million, or 130 basis points (100 basis points equals 1.0 percent) to 43.5% of net sales. The impact of higher sales, $10.7 million in lower year-over-year continuous improvement action costs, $5.9 million of currency translation and $2.3 million in cost savings achieved from the closure and relocation of two U.S. hand-tool plants in March 2004 was partially offset by $7.7 million from lower LIFO benefits and other inventory costs, $5.7 million of costs associated with production inefficiencies and other manufacturing variances associated with the relocation of production from the two U.S. hand-tool plants and a $3.5 million impact from increases in steel costs.

Operating expenses in the third quarter of 2004 increased $20.1 million, or 60 basis points as a percentage of total revenue, from the third quarter of 2003, including $10.5 million from the consolidation of SOC, previously accounted for under the equity method, and Snap-on’s wholly owned financial services subsidiaries. Foreign currency translation contributed $5.1 million to the year-over-year operating expense increase. Operating expenses during the third quarter of 2004 were impacted by the higher sales, as well as $1.8 million of higher freight costs, reflecting increased freight rates and smaller, but more frequent, shipments to dealers and $1.0 million associated with the company’s expansion of its distribution system and operating presence in Asia.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Highlights of Snap-on’s results of operations for the first nine months of 2004 and 2003 are as follows:

	Nine Months Ended
(Dollars in millions)	October 2, 2004*		September 27, 2003*		Increase/ (Decrease)**
Net sales	$1,737.3	96.7%	$1,633.9	100.0%	$103.4		6.3%
Financial services revenue	59.9	3.3%	--	0.0%	59.9

Total revenue	1,797.2	100.0%	1,633.9	100.0%	163.3		10.0%
Cost of goods sold	992.7	55.2%	920.6	56.3%	72.1		7.8%
Operating expenses	700.2	39.0%	630.2	38.6%	70.0		11.1%
Net finance income	--	0.0%	31.7	1.9%	(31.7)

Operating earnings	104.3	5.8%	114.8	7.0%	(10.5)	-	9.1%
Interest expense	17.4	1.0%	18.2	1.1%	(0.8)	-	4.4%
Other (income) expense - net	3.6	0.2%	6.5	0.4%	(2.9)	-	44.6%

Earnings before income taxes	83.3	4.6%	90.1	5.5%	(6.8)	-	7.5%
Income taxes	25.6	1.4%	28.7	1.8%	(3.1)	-	10.8%

Net earnings	$57.7	3.2%	$61.4	3.8%	$(3.7)	-	6.0%

* Percent amount represents corresponding dollar amount as a percent of total revenue.

** Percent amount represents percentage increase or decrease relative to the nine months ended September 27, 2003.

Total revenue in the first nine months of 2004 increased $163.3 million, or 10.0%, over prior-year levels. Of the year-over-year increase in total revenues, $65.3 million was attributable to currency translation and $59.9 million resulted from the consolidation of SOC, previously accounted for under the equity method, and Snap-on’s wholly owned financial services subsidiaries. Sales increased $38.1 million, or 2.3%, year over year on improved worldwide sales of industrial tools, equipment and diagnostics, as well as higher worldwide sales in the dealer business.

Gross profit increased $31.3 million, but decreased 80 basis points to 42.9% of net sales. The impact of higher sales and $24.2 million of currency translation was partially offset by $12.4 million from lower LIFO benefits and other inventory costs, $6.9 million of higher expenses from production inefficiencies and other manufacturing variances associated with the relocation of production from the two U.S. hand-tool plants and a $4.1 million impact from increases in steel costs.

Operating expenses in the first nine months of 2004 increased $70.0 million, or 40 basis points as a percentage of total revenue, from the first nine months of 2003, including $32.0 million from the consolidation of SOC, previously accounted for under the equity method, and Snap-on’s wholly owned financial services subsidiaries. Foreign currency translation contributed $19.8 million to the year-over-year operating expense increase. Operating expenses during the first nine months of 2004 also included the impact of higher sales, higher freight expense of $4.3 million, reflecting increased freight rates and smaller, but more frequent, shipments to dealers, $3.6 million of costs associated with the settlement of two U.S. General Services Administration ("GSA") contract audits and start-up costs of $3.5 million associated with the company’s expansion of its distribution system and operating presence in Asia.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments include: (i) the Snap-on Dealer Group; (ii) the Commercial and Industrial Group; (iii) the Diagnostics and Information Group; and (iv) Financial Services. The Snap-on Dealer Group consists of Snap-on’s business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle-service information, business management systems and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services is a new business segment, beginning in fiscal 2004, consisting of the business operations of SOC, a consolidated 50%-owned joint venture between Snap-on and CIT, and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has dealer operations. Prior year segment disclosures have not been restated to include the Financial Services segment due to the prospective adoption of FIN No. 46R. See Note 2 to the Consolidated Financial Statements for further discussion of SOC and the company’s adoption of FIN No. 46R.

During the third quarter of 2004, Snap-on realigned certain of its business units within its reportable business segments. The primary realignments included Snap-on’s Equipment Solutions (facilitation) business moving from the Commercial and Industrial Group to the Diagnostics and Information Group and Snap-on’s EquiServ (equipment services) business moving from the Diagnostics and Information Group to the Commercial and Industrial Group. Prior year financial data by segment has been restated to reflect these reportable business segment realignments.

Snap-on evaluates the performance of its operating segments based on segment revenues and operating earnings. Segment revenues are defined as total revenues, including both external customer revenue and intersegment revenue. Segment operating earnings are defined as segment revenues less cost of goods sold and operating expenses. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Snap-on allocates shared services expenses to those segments that utilize the services based on a percentage of either cost of goods sold or segment revenues, as appropriate.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Snap-on Dealer Group

	Three Months Ended
(Dollars in millions)	October 2, 2004*		September 27, 2003*		Increase/ (Decrease)**
External revenue	$255.2	97.8%	$244.3	97.8%	$10.9	4.5%
Intersegment revenue	5.7	2.2%	5.6	2.2%	0.1	1.8%

Total segment revenue	260.9	100.0%	249.9	100.0%	11.0	4.4%
Cost of goods sold	150.0	57.5%	145.5	58.2%	4.5	3.1%

Gross profit	110.9	42.5%	104.4	41.8%	6.5	6.2%
Operating expenses	99.0	37.9%	96.0	38.4%	3.0	3.1%

Segment operating earnings	$11.9	4.6%	$8.4	3.4%	$3.5	41.7%

* Percent amount represents corresponding dollar amount as a percent of total segment revenue.

** Percent amount represents percentage increase or decrease relative to the three months ended September 27, 2003.

Total segment revenue in the third quarter of 2004 increased $11.0 million, or 4.4%, over prior-year levels due to a $6.3 million increase in worldwide sales, primarily due to $5.4 million from higher price realization, and $4.7 million of currency translation. In the United States, sales were 1.5% higher year over year, despite a sales decline in the Southeastern United States, believed to be primarily caused by the impact from the widespread hurricane activity during the third quarter. The average number of dealer vans in operation during the third quarter of 2004 was down year over year primarily due to a lower level of new dealer additions in 2004. During the first quarter of 2004, Snap-on tightened eligibility requirements for its franchise dealer expansion and enhancement initiative and the recruitment standards for prospective dealers, aimed at improving the strength of its franchised dealer network. For the quarter, sales by Snap-on U.S. franchised dealers to their customers (as reported to Snap-on by its dealers) continued to grow, increasing at a mid-single-digit rate. In the company’s international dealer businesses, third quarter segment revenue increased $7.9 million year over year, including $4.8 million from currency translation.

Segment gross profit for the third quarter of 2004 increased $6.5 million, or 70 basis points as a percentage of total segment revenue, from the same period last year primarily due to the impact of $11.2 million in lower year-over-year continuous improvement activity costs, $2.5 million from higher sales, $2.0 million in cost savings achieved from the closure and relocation of the two U.S. hand-tool plants and $1.7 million of currency translation, partially offset by $4.9 million of costs associated with production inefficiencies and other manufacturing variances associated with the relocation of production from the two U.S. hand-tool plants, $3.4 million from lower LIFO benefits and other inventory costs and a $3.0 million impact from increases in steel costs. Operating expenses for the Snap-on Dealer Group increased $3.0 million year over year, but decreased 50 basis points as a percentage of total segment revenue. The $3.0 million increase in operating expenses primarily reflects $1.7 million in higher freight costs, reflecting increased freight rates and smaller, but more frequent, shipments to dealers and $1.4 million of currency translation, partially offset by a $2.1 million reduction in bad debt expense. As a result of these factors, segment operating earnings in the third quarter of 2004 increased $3.5 million, or 120 basis points as a percentage of total segment revenue, as compared to the third quarter of 2003.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Nine Months Ended
(Dollars in millions)	October 2, 2004*		September 27, 2003*		Increase/ (Decrease)**
External revenue	$796.7	97.8%	$776.1	97.8%	$20.6		2.7%
Intersegment revenue	17.7	2.2%	17.8	2.2%	(0.1)	-	0.6%

Total segment revenue	814.4	100.0%	793.9	100.0%	20.5		2.6%
Cost of goods sold	457.8	56.2%	433.8	54.6%	24.0		5.5%

Gross profit	356.6	43.8%	360.1	45.4%	(3.5)	-	1.0%
Operating expenses	308.0	37.8%	304.0	38.3%	4.0		1.3%

Segment operating earnings	$48.6	6.0%	$56.1	7.1%	$(7.5)	-	13.4%

* Percent amount represents corresponding dollar amount as a percent of total segment revenue.

** Percent amount represents percentage increase or decrease relative to the nine months ended September 27, 2003.

Total segment revenue for the first nine months of 2004 increased $20.5 million, or 2.6%, over prior-year levels due to $17.9 million of currency translation and a $2.6 million increase in worldwide sales. In the United States, sales were 0.3% lower year over year. The average number of dealer vans in operation during the first nine months of 2004 was down year over year primarily due to a lower level of new dealer additions in 2004. During the first quarter of 2004, Snap-on tightened eligibility requirements for its franchise dealer expansion and enhancement initiative and the recruitment standards for prospective dealers, aimed at improving the strength of its franchised dealer network. For the first nine months of 2004, sales by Snap-on U.S. franchised dealers to their customers (as reported to Snap-on by its dealers) continued to grow, increasing at a mid-single-digit rate. In the company’s international dealer businesses, segment revenue for the first nine months of 2004 increased $21.7 million year over year, including $19.3 million from currency translation.

Segment gross profit for the first nine months of 2004 decreased $3.5 million, or 160 basis points as a percentage of total segment revenue, from the same period last year, primarily due to $7.8 million of costs associated with production inefficiencies and other manufacturing variances associated with the relocation of production from the two U.S. hand-tool plants, $3.6 million of lower LIFO benefits and other inventory costs and a $3.5 million impact from increases in steel costs. These higher costs were partially offset by $6.8 million of currency translation and $5.0 million in lower year-over-year continuous improvement activity costs. Operating expenses for the Snap-on Dealer Group increased $4.0 million year over year, but decreased 50 basis points as a percentage of total segment revenue. The $4.0 million increase in operating expenses primarily reflects $5.4 million of currency translation and $4.3 million of higher freight expense, reflecting increased freight rates and smaller, but more frequent, shipments to dealers, partially offset by $5.5 million of lower bad debt expense and lower year-over-year continuous improvement costs of $1.6 million. As a result of these factors, segment operating earnings in the first nine months of 2004 decreased $7.5 million, or 110 basis points as a percentage of total segment revenue, as compared to the first nine months of 2003.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Commercial and Industrial Group

	Three Months Ended
(Dollars in millions)	October 2, 2004*			September 27, 2003*		Increase/ (Decrease)**
External revenue	$226.1		88.0%	$215.9	88.1%	$10.2		4.7%
Intersegment revenue	30.8		12.0%	29.1	11.9%	1.7		5.8%

Total segment revenue	256.9		100.0%	245.0	100.0%	11.9		4.9%
Cost of goods sold	173.9		67.7%	163.2	66.6%	10.7		6.6%

Gross profit	83.0		32.3%	81.8	33.4%	1.2		1.5%
Operating expenses	83.9		32.7%	77.9	31.8%	6.0		7.7%

Segment operating
(loss) earnings	$(0.9)	-	0.4%	$3.9	1.6%	$(4.8)	-	123.1%

* Percent amount represents corresponding dollar amount as a percent of total segment revenue.

** Percent amount represents percentage increase or decrease relative to the three months ended September 27, 2003.

Total segment revenue in the third quarter of 2004 increased $11.9 million, or 4.9%, over prior-year levels due to $10.0 million of currency translation and $1.9 million of improved sales. Higher sales of vehicle-service equipment worldwide and a slight increase in sales of tools in Europe and Asia were partially offset by a decline in sales of hand and power tools used in industrial applications in North America.

Segment gross profit for the third quarter of 2004 increased $1.2 million, but decreased 110 basis points as a percentage of total segment revenue. Benefits realized from higher sales and $3.4 million of currency translation were partially offset by a $2.8 million year-over-year impact from lower LIFO benefits and other inventory costs, $1.1 million of increased freight costs, reflecting increased freight rates and $1.0 million costs associated with production inefficiencies and other manufacturing variances associated with the relocation of production from the two U.S. hand-tool plants. Operating expenses for the Commercial and Industrial Group increased $6.0 million, or 90 basis points as a percentage of total segment revenue. The increase in operating expenses reflects the impact of higher sales, $3.0 million of currency translation, $1.7 million in higher bad debt expense and $1.0 million of start-up costs associated with the company’s investment to expand its distribution and operating presence in Asia, partially offset by a $1.7 million gain from a facility sale. Operating expenses were also impacted by $1.0 million in higher year-over-year continuous improvement actions, including costs for the consolidation of three European manufacturing facilities. As a result, segment operating earnings in the third quarter of 2004 decreased $4.8 million as compared to the third quarter of 2003.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Nine Months Ended
(Dollars in millions)	October 2, 2004*			September 27, 2003*		Increase/ (Decrease)**
External revenue	$728.7		88.2%	$659.9	87.8%	$68.8		10.4%
Intersegment revenue	97.2		11.8%	92.1	12.2%	5.1		5.5%

Total segment revenue	825.9		100.0%	752.0	100.0%	73.9		9.8%
Cost of goods sold	555.0		67.2%	496.3	66.0%	58.7		11.8%

Gross profit	270.9		32.8%	255.7	34.0%	15.2		5.9%
Operating expenses	276.8		33.5%	243.1	32.3%	33.7		13.9%

Segment operating
(loss) earnings	$(5.9)	-	0.7%	$12.6	1.7%	$(18.5)	-	146.8%

* Percent amount represents corresponding dollar amount as a percent of total segment revenue.

** Percent amount represents percentage increase or decrease relative to the nine months ended September 27, 2003.

Total segment revenue for the first nine months of 2004 increased $73.9 million, or 9.8%, over prior-year levels due to $41.8 million of currency translation and $32.1 million in higher sales. Demand for tools in the first nine months of 2004 improved in both North America and Europe despite a decline in sales of hand and power tools used in industrial applications in North America in the third quarter, with increased sales of hand and power tools used in industrial and commercial applications. In addition, higher sales of vehicle-service equipment were achieved in both North America, through the company’s Technical Automotive Group (“TAG”) distribution channel, and in Europe.

Segment gross profit for the first nine months of 2004 increased $15.2 million, but decreased 120 basis points as a percentage of total segment revenue. Benefits realized from higher sales and $14.9 million of currency translation were partially offset by $8.5 million of lower LIFO benefits and other inventory costs, $4.2 million of higher year-over-year continuous improvement activity costs, $2.0 million of increased freight costs, reflecting increased freight rates and $1.6 million in higher expenses from production inefficiencies and other manufacturing variances associated with the relocation of production from the two U.S. hand-tool plants. Operating expenses for the Commercial and Industrial Group increased $33.7 million, or 120 basis points as a percentage of total segment revenue. The increase in operating expenses reflects the impact of higher sales, $12.1 million of currency translation, $4.0 million in higher bad debt expense, $3.6 million of costs associated with the GSA contract audits settlement and a $1.9 million year-over-year increase in continuous improvement costs, partially offset by a $1.7 million gain from the sale of a facility. Operating expenses were also impacted by $3.5 million of start-up costs associated with the company’s investment to expand its distribution and operating presence in Asia. As a result, segment operating earnings in the first nine months of 2004 decreased $18.5 million as compared to the first nine months of 2003.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Diagnostics and Information Group

	Three Months Ended
(Dollars in millions)	October 2, 2004*		September 27, 2003*		Increase/ (Decrease)**
External revenue	$69.6	59.0%	$65.4	66.7%	$4.2	6.4%
Intersegment revenue	48.4	41.0%	32.7	33.3%	15.7	48.0%

Total segment revenue	118.0	100.0%	98.1	100.0%	19.9	20.3%
Cost of goods sold	72.4	61.4%	62.6	63.8%	9.8	15.7%

Gross profit	45.6	38.6%	35.5	36.2%	10.1	28.5%
Operating expenses	27.5	23.3%	26.7	27.2%	0.8	3.0%

Segment operating earnings	$18.1	15.3%	$8.8	9.0%	$9.3	105.7%

* Percent amount represents corresponding dollar amount as a percent of total segment revenue.

** Percent amount represents percentage increase or decrease relative to the three months ended September 27, 2003.

Total segment revenue in the third quarter of 2004 increased $19.9 million, or 20.3%, over prior-year levels primarily due to $17.7 million in higher sales, primarily attributable to growth in Snap-on® handheld diagnostics, in particular the launch of the Snap-on® SOLUSTM ScannerTM diagnostics tool through the U.S. dealer business. Currency translation of $2.2 million also contributed to the year-over-year increase in segment revenue.

Segment gross profit for the third quarter of 2004 increased $10.1 million, or 240 basis points as a percentage of total segment revenue, from the same period last year, largely reflecting the growth in sales and benefits from prior continuous improvement activities. Operating expenses for the Diagnostics and Information Group were essentially flat year over year, but improved 390 basis points as a percentage of total segment revenue, primarily reflecting the impact of higher sales. As a result, segment operating earnings in the third quarter of 2004 increased $9.3 million, or 630 basis points as a percentage of total segment revenue, as compared to the third quarter of 2003.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Nine Months Ended
(Dollars in millions)	October 2, 2004*		September 27, 2003*		Increase/ (Decrease)**
External revenue	$211.9	64.6%	$197.9	67.0%	$14.0	7.1%
Intersegment revenue	116.2	35.4%	97.5	33.0%	18.7	19.2%

Total segment revenue	328.1	100.0%	295.4	100.0%	32.7	11.1%
Cost of goods sold	210.9	64.3%	198.0	67.0%	12.9	6.5%

Gross profit	117.2	35.7%	97.4	33.0%	19.8	20.3%
Operating expenses	83.5	25.4%	83.0	28.1%	0.5	0.6%

Segment operating earnings	$33.7	10.3%	$14.4	4.9%	$19.3	134.0%

* Percent amount represents corresponding dollar amount as a percent of total segment revenue.

** Percent amount represents percentage increase or decrease relative to the nine months ended September 27, 2003.

Total segment revenue for the first nine months of 2004 increased $32.7 million, or 11.1%, over prior-year levels primarily due to $25.7 million in higher sales, principally sales of handheld diagnostics, as well as $7.0 million of currency translation.

Segment gross profit for the first nine months of 2004 increased $19.8 million, or 270 basis points as a percentage of total segment revenue, from the same period last year largely reflecting the growth in sales of handheld diagnostics and information products, $4.3 million of benefits from prior continuous improvement activities and $2.5 million of currency translation. Operating expenses for the Diagnostics and Information Group were essentially flat, but decreased 270 basis points as a percentage of total segment revenue, reflecting $2.3 million of currency translation partially offset by $1.1 million of lower bad debt expense. As a result, segment operating earnings in the first nine months of 2004 increased $19.3 million, or 540 basis points as a percentage of total segment revenue, as compared to the first nine months of 2003.

Financial Services

Segment operating results for Financial Services for the three and nine months ended October 2, 2004, are as follows:

(Dollars in millions)	Three Months	Nine Months
External revenue	$17.9	$59.9
Intersegment revenue	--	--

Total segment revenue	17.9	59.9
Operating expenses	10.5	32.0

Segment operating earnings	$7.4	$27.9

Segment operating earnings for the third quarter and the first nine months of 2004 were $7.4 million and $27.9 million. Net finance income was $10.0 million and $31.7 million in the third quarter and first nine months of 2003. Operating earnings for the third quarter and the first nine months of 2004 decreased year over year primarily due to lower loan originations and higher market interest rates. Snap-on believes the decline in loan originations is primarily due to sales mix in the Snap-on Dealer Group and a reduced level of dealer borrowings resulting from the strengthening fiscal health of dealers, combined with the introduction of the extended trial franchise program.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other

Interest expense was $6.1 million in the third quarter of 2004, up $0.3 million from $5.8 million in the third quarter of 2003. For the first nine months of 2004, interest expense of $17.4 million was down $0.8 million from $18.2 million in the prior year. The year-over-year increase in the third quarter primarily reflects higher average interest rates, partially offset by lower average debt levels. For the first nine months of 2004, the year-over-year decline primarily reflects the impact of lower average debt levels due to cash flow from operating activities, partially offset by higher average interest rates.

Other income (expense) – net was an expense of $0.8 million for the third quarter of 2004, as compared to an expense of $2.4 million in the comparable prior-year period. This line item includes the impact of all non-operating items such as interest income, minority interest, hedging and currency exchange rate transaction gains and losses, and other miscellaneous non-operating items. Other expense decreased $1.6 million in the third quarter of 2004 over the prior-year level largely due to lower foreign exchange losses. Other income (expense) – net was an expense of $3.6 million for the first nine months of 2004, as compared to an expense of $6.5 million in the comparable prior-year period. Other expense decreased $2.9 million in the first nine months of 2004 over the prior-year level primarily due to $4.2 million of lower foreign exchange losses, partially offset by a $1.1 million increase in minority interests.

Snap-on’s effective tax rate of 23.0% and 22.7% for the third quarter of 2004 and 2003 both benefited from the conclusion of prior-year’s tax matters. For the first nine months of 2004 and 2003, Snap-on’s overall effective tax rate was 30.7% and 31.9%. Snap-on anticipates that its effective tax rate for the fourth quarter of 2004 will approximate 35%.

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

Snap-on has been focused on improving asset utilization by making more effective use of its investment in certain working capital items. Termed “working investment,” the company uses this measure to assess management’s operating performance and effectiveness relative to those components of working capital that are more directly impacted by operational decisions. As of October 2, 2004, working investment (defined as accounts receivable – net of allowances plus inventories less accounts payable) of $672.0 million was down $36.2 million from the $708.2 million as of year-end 2003. The following represents the company’s working investment position as of October 2, 2004, and January 3, 2004.

(Amounts in millions)	October 2, 2004	January 3, 2004
Accounts receivable - net of allowances	$527.5	$546.8
Total inventories	345.3	351.1
Accounts payable	(200.8)	(189.7)

Working investment	$672.0	$708.2

Accounts receivable at the end of the third quarter of 2004 was $527.5 million, down $19.3 million from year-end 2003 levels, including a decrease of $1.3 million from currency translation. At the end of the third quarter of 2004, days sales outstanding improved to 86 days from 88 days at January 3, 2004.

Inventories totaled $345.3 million at the end of the third quarter of 2004, down $5.8 million from year-end 2003 levels, including a decrease of $1.5 million from currency translation. Inventories accounted for using the first-in, first-out (FIFO) method as of October 2, 2004, and January 3, 2004, approximated 63% and 69% of total inventories, respectively. All other inventories are generally accounted for using the last-in, first-out (LIFO) cost method. The company’s LIFO reserve declined from $81.8 million at January 3, 2004, to $80.7 million at October 2, 2004. Inventory turns (defined as the current quarter’s cost of goods sold annualized, divided by the average of the last four quarter-end’s inventory balances) at October 2, 2004, were 3.6 turns, as compared to 3.5 turns at year-end 2003.

Total notes payable and long-term debt was $331.8 million at the end of the third quarter of 2004, as compared to $333.2 million at year-end 2003. Cash and cash equivalents were $153.3 million as of October 2, 2004, and $96.1 million at the end of fiscal 2003. The increase in cash and cash equivalents from year-end levels was primarily due to cash flows from operating activities.

Borrowings under commercial paper programs totaled $25.0 million at both the end of the third quarter of 2004 and at year-end 2003. On July 27, 2004, Snap-on entered into a five-year $400 million multi-currency revolving credit facility that will terminate on July 27, 2009. This $400 million facility replaced the $408 million of multi-currency revolving credit facilities that served to back the company’s commercial paper programs, including a $200 million, 364-day revolving credit facility that terminated on July 30, 2004, and a five-year $208 million revolving credit facility that would have terminated on August 20, 2005. The $400 million revolving credit facility’s financial covenant requires that Snap-on maintain a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00. As of the date of this document, Snap-on believes it is in compliance with all covenants of this revolving credit facility.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

At October 2, 2004, Snap-on also had $20 million of unused committed bank lines of credit, of which $10 million expires on July 31, 2005, and $10 million expires on August 31, 2005.

The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flows.

Cash flow provided from operating activities was $134.2 million in the first nine months of 2004, including a $10.7 million net income tax refund, primarily resulting from a $78.2 million voluntary U.S. pension contribution made in the fourth quarter of 2003. In the third quarter of 2004, Snap-on made a $10.0 million payment to the U.S. Department of Justice pursuant to an agreement to resolve a government audit relating to two contracts with the GSA. Cash flow from operating activities in 2003 was $140.0 million, including a $14.0 million pension plan contribution. The consolidation of SOC as of January 4, 2004, did not have a material impact on cash flow.

Capital expenditures of $25.9 million in the first nine months of 2004 were up from the $18.7 million expended in the first nine months of 2003. Investments primarily included new product-related, quality and cost reduction capital investments, as well as ongoing replacements of manufacturing and distribution facilities and equipment. Snap-on anticipates fiscal 2004 capital expenditures will be in the range of $35 million to $40 million, of which approximately two-thirds is expected to be used for investments relating to new products, quality enhancement or cost reduction. Capital expenditures for the full year of fiscal 2003 totaled $29.4 million.

In the second quarter of 2004, Snap-on sold, at book value, its 70% interest in Texo s.r.l., a European manufacturer and developer of vehicle lifts, for approximately $0.6 million.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. Snap-on repurchased 900,000 shares of common stock for $29.4 million under its previously announced share repurchase programs during the first nine months of 2004. As of the end of the third quarter of 2004, Snap-on has remaining availability to repurchase up to an additional $125.1 million in common stock pursuant to the Board of Directors’authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. The company intends to continue to buy, and has bought, additional shares in the fourth quarter of 2004, such that full year repurchases have exceeded its fiscal 2004 repurchase target of 1,000,000 shares that was publicly announced by press release dated January 21, 2004.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Snap-on has paid consecutive quarterly cash dividends, without interruption or decline, since 1939. Cash dividends paid totaled $43.4 million for the first nine months of 2004, as compared to $43.6 million in the first nine months of 2003.

OTHER MATTERS

Government Contract Matters:

On July 23, 2004, Snap-on reached an agreement with the U.S. Department of Justice to resolve the government audit, previously discussed in the company’s Annual Report and Form 10-K, relating to two contracts with the U.S. General Services Administration (“GSA”). Snap-on agreed to settle the claims over the interpretation and application of the price reduction and billing provisions of these two contracts for sales from March 1996 through the July 23, 2004, settlement date for $10 million. Snap-on incurred a pretax charge of $3.6 million, or $0.04 per diluted share in the second quarter of 2004 for costs not previously accrued. Snap-on remitted the $10 million cash settlement to the U.S. Department of Justice on August 5, 2004.

Employees:

On August 27, 2004, Snap-on and approximately 70 employees at the company's Natick, Massachusetts, facility ratified a new collective bargaining agreement. The terms of the agreement were not materially different from the previous agreement.

Approximately 125 employees at the company’s Johnson City, Tennessee, facility are covered under a collective bargaining agreement that will expire in December 2004. At this time the company cannot predict the outcome of these negotiations.

American Jobs Creation Act of 2004:

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The company is currently assessing the impact the Act will have on its future effective tax rates and cash tax payments.

CRITICAL ACCOUNTING POLICIES

Snap-on’s disclosures of its critical accounting polices, which are contained in its Annual Report on Form 10-K for the year ended January 3, 2004, have not materially change since that report was filed.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)

OUTLOOK

Snap-on expects full-year 2004 reported earnings to be in the range of $1.35 to $1.45 per diluted share, which is anticipated to include $0.26 per share for continuous improvement costs.

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

These risks and uncertainties include, without limit, uncertainties related to estimates, assumptions and projections generally, and the timing and progress with which Snap-on can continue to achieve savings from cost reduction, continuous improvement and other Operational Fitness initiatives; make improvements in supply chain efficiencies; and make effective improvements in machine maintenance, plant productivity and manufacturing line set-up and change-over practices; as well as uncertainties related to the company’s capability to retain and attract dealers, effectively implement new programs, capture new business, introduce successful new products and other Profitable Growth initiatives; and its ability to weather disruption arising from planned facility closures, or other labor interruptions. These risks also include uncertainties related to Snap-on’s ability to withstand external negative factors including terrorist disruptions on business; potential changes in trade, monetary and fiscal policies, regulatory reporting requirements, laws and regulations, or other activities of governments or their agencies, including military actions and such aftermath that might occur; the impact on approximately ten percent of the dealer network and on the company’s sales from hurricane activity in the Southern and Eastern coastal regions of the United States and the related impact of decreased sales on the operating income from financial services; and the absence of significant changes in the current competitive environment, inflation, interest rates, legal proceedings, and energy and raw material supply and pricing (including steel), supplier disruptions, currency fluctuations, or the material worsening of economic and political situations around the world, particularly in North America and Europe. In addition, investors should be aware that generally accepted accounting principles prescribe when a company should record an allowance for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when an allowance is established for a major contingency. Reported results, therefore, may appear to be volatile in certain accounting periods.

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

FOREIGN CURRENCY RISK MANAGEMENT: Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include fluctuations in currency exchange rates and restrictions on movement of funds. Foreign exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments in an attempt to protect the residual net exposures. Snap-on’s financial position and results of operations have not been materially affected by such events to date. For additional information, see Note 7 to the Consolidated Financial Statements.

INTEREST RATE RISK MANAGEMENT: Snap-on’s interest rate risk management policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities. For additional information, see Note 7 to the Consolidated Financial Statements.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at October 2, 2004, was $0.7 million on interest rate-sensitive financial instruments and $0.8 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

CREDIT RISK: Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC loan originations with recourse provisions against Snap-on. At October 2, 2004, $9.5 million of loans originated by SOC have a recourse provision to Snap-on if the loans become more than 90 days past due. For additional information on SOC, see Note 2.

ECONOMIC RISK: Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. Snap-on continually monitors its exposure in these markets. Snap-on’s Commercial and Industrial Group includes a hand-tool manufacturing facility in Argentina with net assets of approximately $10.6 million as of October 2, 2004. Due to economic instability in Argentina, Snap-on resized its operations there in 2001 and will continue to assess Argentina’s economic situation to determine if any future actions or impairment write-downs are warranted.

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

There were no changes in internal control over financial reporting that occurred during the quarter ended October 2, 2004, that have materially affected, or are reasonably likely to materially affect, Snap-on’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 13 of the Consolidated Financial Statements for more information regarding legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the third quarter of fiscal 2004, all of which were purchased pursuant to Board of Directors’ authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans(1)
July 4, 2004 to
July 31, 2004	--	N/A	--	$128.3 million
August 1, 2004 to
August 28, 2004	150,000	$31.92	150,000	$124.2 million
August 29, 2004 to
October 2, 2004	--	N/A	--	$125.1 million

Total/Average	150,000	$31.92	150,000	N/A

(1)	Subject to further adjustment pursuant to the 1996 Authorization described below, as of October 2, 2004, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board of Directors’ authorizations discussed below is $125.1 million.

•	In its Annual Report on Form 10-K for the fiscal year ended December 28, 1996, the company disclosed that the company’s Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the company’s Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $32.11, $32.04 and $28.72 per share of common stock as of the end of the fiscal 2004 months ended July 31, August 28 and October 2 respectively.

•	By press release dated June 29, 1998, the company announced that the company’s Board authorized the repurchase of an aggregate of $100 million of the company’s common stock (the “1998 Authorization”). The 1998 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

•	By press release dated February 3, 1999, the company announced that the company’s Board authorized the repurchase of an aggregate of $50 million of the company’s common stock (the “1999 Authorization”). The 1999 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

These repurchases are being made pursuant to the three Board authorizations discussed above. During the first nine months of 2004, the company repurchased 900,000 shares of common stock in connection with this announcement. The company intends to continue to buy, and has bought, additional shares in the fourth quarter of 2004, such that full year repurchases have exceeded its fiscal 2004 repurchase target of 1,000,000 shares that was publicly announced by press release dated January 21, 2004.

Item 6. Exhibits

Item 6(a): Exhibits

Exhibit 10.1	Form of Stock Option Agreement under the Amended and Restated Snap-on Incorporated 2001 Incentive Stock and Awards Plan

Exhibit 10.2	Five Year Credit Agreement between Snap-on Incorporated, Citigroup Global Markets Inc. and Citibank, N.A.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized person.

SNAP-ON INCORPORATED
Date: November 8, 2004	/s/ Martin M. Ellen
Martin M. Ellen, Principal Financial Officer,
Chief Financial Officer,
Senior Vice President - Finance

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Form of Stock Option Agreement under the Amended and Restated Snap-on Incorporated 2001 Incentive Stock and Awards Plan

10.2	Five Year Credit Agreement between Snap-on Incorporated, Citigroup Global Markets Inc. and Citibank, N.A.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.