Form 10-K
period 2005-02-01
SNAP ON INC
filed 2005-02-25
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 1, 2005

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7724

SNAP-ON INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	39-0622040
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
10801 Corporate Drive, Pleasant Prairie, Wisconsin	53158-1603
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (262) 656-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, $1 par value	New York Stock Exchange
Preferred stock purchase rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). Yes [X] No [_]

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 3, 2004) was: $1,936,002,802

Number of shares outstanding of each of the registrant’s classes of common stock at January 28, 2005:

Common stock, $1 par value, 57,779,014 shares

Documents incorporated by reference

Portions of Snap-on’s Annual Report to Shareholders for the fiscal year ended January 1, 2005, are incorporated by reference into Parts I and II of this report.

Portions of Snap-on’s Proxy Statement, which is expected to first be mailed to shareholders on March 14, 2005, prepared for the Annual Meeting of Shareholders scheduled for April 22, 2005, are incorporated by reference into Part III of this report.

i

PART I

Item 1: Business

Snap-on Incorporated (“Snap-on” or “the company”) was incorporated under the laws of the state of Wisconsin in 1920 and reincorporated under the laws of the state of Delaware in 1930. Snap-on is a leading global innovator, manufacturer and marketer of high-quality tool, diagnostic and equipment solutions for professional tool and equipment users. Product lines include a broad range of hand and power tools, tool storage, saws and cutting tools, pruning tools, vehicle service diagnostics equipment, vehicle service equipment, including wheel service, safety testing and collision repair equipment, vehicle service information, business management systems, equipment repair services, and other tool and equipment solutions. Snap-on’s customers include automotive technicians, vehicle service centers, manufacturers, industrial tool and equipment users, and those involved in commercial applications such as construction, electrical and agriculture.

Snap-on markets its products and brands through multiple distribution sales channels in more than 110 countries. Snap-on’s largest geographic markets include the United States, Australia, Canada, France, Germany, Italy, Japan, the Netherlands, Spain, Sweden and the United Kingdom. The originator of the mobile dealer van tool distribution channel in the automotive repair segment, Snap-on also reaches its customers through company direct, distributor and Internet channels.

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments include: (i) the Snap-on Dealer Group, (ii) the Commercial and Industrial Group, (iii) the Diagnostics and Information Group and (iv) Financial Services. The Snap-on Dealer Group consists of Snap-on’s business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems and other solutions for customers in the worldwide vehicle service and repair marketplace. Financial Services is a new business segment, beginning in fiscal 2004, consisting of the business operations of Snap-on Credit LLC (“SOC”), a consolidated 50%-owned joint venture between Snap-on and The CIT Group, Inc. (“CIT”), and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has dealer operations. For additional information about Snap-on’s business segments, customers, domestic and international operations, and products and services, see Note 18 entitled “Segments” on pages 56 through 58 of Snap-on’s 2004 Annual Report, incorporated herein by reference.

Information Available on the Company’s Website

Additional information regarding Snap-on and its products is available on the company’s website at www.snapon.com. Snap-on is not including the information contained on its website as a part of, or incorporating it by reference into, this annual report on Form 10-K. Snap-on’s annual report on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Form 14a, current reports on Form 8-K, and any amendments to those reports are made available to the public at no charge, other than an investor’s own internet access charges, through the Investor Information section of the company’s website at www.snapon.com/investor/investor.asp. Snap-on makes such material available on its website as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Copies of any materials the company files with the SEC can also be obtained free of charge through the SEC’s website at www.sec.gov, at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, or by calling the SEC’s Public Reference Room at 1-800-732-0330. In addition, the (i) charters for the Audit, Corporate Governance and Nominating and Organization and Executive Compensation Committees of the company’s Board of Directors, (ii) the company’s Corporate Governance Guidelines and (iii) the company’s Code of Business Conduct and Ethics are available on Snap-on’s website. These documents are also available in print upon written request directed to the Corporate Secretary, 2801 80th Street, Kenosha, Wisconsin, 53141.

Products and Services

Snap-on offers a broad line of products and complementary services that are grouped into two product categories, tools and equipment, described below. Further product line information is not presented, as it is not practicable to do so. The following table shows the consolidated net sales of these product categories in the last three years:

	Net Sales
(Amounts in millions)	2004	2003	2002
Product Category:
Tools	$1,358.9	$1,368.9	$1,281.7
Equipment	970.2	864.3	827.4

	$2,329.1	$2,233.2	$2,109.1

The tools product category is comprised of hand tools, power tools and tool storage products. Hand tools include wrenches, screwdrivers, sockets, pliers, ratchets, saws and cutting tools, pruning tools and other similar products. Power tools include pneumatic (air), cordless (battery) and corded (electric) tools such as impact wrenches, ratchets, chisels, drills, sanders, polishers and similar products. Tool storage units include tool chests, roll cabinets and other similar products. The majority of products are manufactured by Snap-on, and in completing the product line, other items are purchased from external manufacturers.

The equipment product category is comprised of solutions for the diagnosis and service of automotive and industrial equipment. Products include engine analyzers, air conditioning service equipment, brake service equipment, fluid exchange equipment, wheel balancing and alignment equipment, transmission troubleshooting equipment, safety testing equipment, battery chargers, lifts and hoists, diagnostics equipment, and service and collision repair equipment. Also included are service and repair information products, diagnostic services, business management systems, point-of-sale systems, integrated systems for vehicle service shops, equipment repair services and purchasing facilitation services. Snap-on supports the sale of its diagnostics and vehicle service shop equipment by offering training programs for its customers, primarily focusing on the technologies and the application of specific products developed and marketed by Snap-on.

Tools and equipment are marketed under a number of brand names and trademarks, many of which are well known in the vehicle service and industrial markets served. Some of the major trade names and trademarks and the products and services with which they are associated include the following:

Names	Products and Services
Snap-on	Hand tools, power tools, tool storage units, diagnostics and certain equipment
Acesa	Hand tools
ATI	Tools and equipment
BAHCO	Hand tools
Belzer	Hand tools
Blackhawk	Collision repair equipment
Blue-Point	Hand tools, power tools and tool storage units
Cartec	Safety testing and other equipment
CDI	Torque measuring instruments
Equipment Solutions	Vehicle manufacturer facilitation services
EquiServ	Equipment maintenance and service
Fish and Hook (design)	Hand tools
Hofmann	Wheel balancers, lifts, tire changers and aligners
Irimo	Hand tools
John Bean	Under car and wheel service equipment
Kansas Jack	Collision repair equipment
Lindstrom	Hand tools
Mitchell1	Repair and service information and shop management systems
Nexiq	Diagnostics
Palmera	Hand tools

Pradines	Hand tools
ShopKey	Repair and service information and shop management systems
Sioux	Power tools
Sun	Diagnostics and service equipment
Wheeltronic	Hoists and lifts for vehicle service shops
White	Equipment to recover, recycle and recharge refrigerant in vehicle air-conditioning systems and other fluid handling equipment
Williams	Hand tools

Snap-on also derives income from financing its products through SOC, a 50%-owned financial services joint venture, and through Snap-on’s wholly owned finance subsidiaries. Snap-on utilizes various financing programs to facilitate the sales of its products.

Snap-on established SOC in January 1999 with Newcourt Financial USA Inc., now The CIT Group, Inc. (“CIT”). SOC provides financial services to Snap-on’s U.S. dealer and customer network and to Snap-on’s industrial and other customers. Beginning in 2004, Snap-on began consolidating SOC on a prospective basis as a result of the January 4, 2004, adoption of the Financial Accounting Standards Board’s Interpretation No. 46R, “Consolidation of Variable Interest Entities (an interpretation of ARB No. 51).” Additional information about SOC is provided in Note 9 entitled “Snap-on Credit LLC Joint Venture” on pages 45 and 46 of Snap-on’s 2004 Annual Report, incorporated herein by reference.

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

Currently, the majority of finance income is derived from the vehicle service industry in North America. Internationally, Snap-on continues to provide financing directly to its dealer and customer networks through its wholly owned finance subsidiaries.

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

Dealers and Technical Representatives

In the United States, the majority of sales to the vehicle service and repair sector are conducted through Snap-on’s dealers and its tech rep organization. Snap-on’s dealers primarily cover vehicle service technicians and vehicle service shop owners, generally providing weekly contact at the customer’s place of business. Dealers’ sales are concentrated in hand and power tools, tool storage units and small diagnostic and shop equipment, which can easily be transported in a van and demonstrated during a brief sales call. Dealers purchase Snap-on’s products at a discount from suggested retail prices and resell them at prices established by the dealer. Although some dealers have sales areas defined by other methods, most U.S. dealers are provided a list of places of business that serves as the basis of the dealer’s sales route.

Since 1991, new U.S. dealers, and a majority of the pre-1991 U.S. dealers, have been enrolled as franchisees of Snap-on. Snap-on also provides certain franchisees the opportunity to add vans to their franchise or to add a limited number of franchises. Snap-on charges nominal initial and ongoing monthly license fees. Through SOC, financing is available to franchised dealers, which includes van and truck leases, working capital loans, and loans to enable new dealers to fund the purchase of the franchise. At year-end 2004, approximately 95%, or 3,726 of U.S. dealers were enrolled as franchisees, or employed by franchisees, as compared with approximately 95%, or 4,032 at year-end 2003.

Snap-on has replicated its U.S. dealer van method of distribution in certain other countries, including Australia, Canada, Germany, Japan, Mexico, the Netherlands, South Africa, and the United Kingdom. In many of these markets, as in the United States, purchase decisions are generally made or influenced by professional vehicle service technicians and shop owners. Snap-on markets products in certain other countries through its subsidiary, Snap-on Tools International, Ltd., which sells to foreign distributors under license or contract with Snap-on. Internationally, Snap-on offers financing to its franchised dealer and customer networks through its wholly owned finance subsidiaries.

Snap-on supports its dealers with a field organization of branch offices, sales and field managers, and service and distribution centers. Snap-on also provides sales and business training, customer and dealer financing programs through SOC and through its wholly owned international finance operations, and marketing and product promotion programs designed to strengthen dealer sales. In the United States and Canada, the National Dealer Advisory Council and the Snap-on Tools Canadian Dealer Advisory Council, both of which are composed of dealers that are elected by dealers, assist Snap-on in identifying and implementing enhancements to the franchise program.

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

Company Direct Sales

In the United States, a growing proportion of shop equipment sales under the Sun, John Bean, Wheeltronic, White and Blackhawk brands and information products under the Mitchell1 brand are made by a direct sales force that has responsibility for national accounts. As the vehicle service and repair sector consolidates (with more business conducted by national chains, automotive dealerships and franchised service centers), these larger organizations can be serviced most effectively by sales people who can demonstrate and sell the full line of equipment and diagnostic products and services. Snap-on also sells these products and services directly to vehicle manufacturers.

To enhance its existing direct sales distribution network the company formed, in 2003, the Technical Automotive Group, a factory-direct sales force aimed at distributing equipment to repair service operations. John Bean, White and Blackhawk brands are sold directly to end customers primarily through sales leads generated from dealers and Tech reps.

Snap-on brand tools and equipment are marketed to industrial and governmental customers in the United States through both industrial sales representatives, who are employees, and independent industrial distributors. In most markets outside the United States, industrial sales are conducted through independent distributors. The sales representatives focus on industrial customers whose main purchase criteria are quality and service. At the end of 2004, Snap-on had industrial sales representatives in the United States, Australia, Canada, Japan, Mexico, Puerto Rico and some European countries, with the United States representing the majority of Snap-on’s total industrial sales.

Distributors

Sales of certain tools and equipment are made through independent vehicle service and industrial distributors who purchase the items from Snap-on and resell them to the end users. Products supplied by Bahco, under the Bahco, Fish and Hook (design), Belzer, Pradines and Lindstrom brands and trade names, for example, are sold through distributors in Europe, North and South America, Asia and certain other parts of the world. Wheel service and other vehicle service equipment are sold through distributors primarily under brands including Hofmann and Kansas Jack. Hand tools under the Irimo, Palmera and Acesa brands and power tools under the Sioux brand, are differentiated from those products sold through the dealer, tech rep and direct sales channels. Sun-branded equipment is marketed through distributors in South America and Asia, and through both a direct sales force and distributors in Europe.

E-commerce

Snap-on’s e-commerce development initiatives allow Snap-on to combine the capabilities of the Internet with Snap-on’s existing brand sales and distribution strengths to reach new and under-served customer segments. Snap-on began selling Snap-on brand products through the Internet in 2000 to offer both current and prospective customers online, around-the-clock access to purchase Snap-on and Blue-Point products through its public website at www.snapon.com. The site features an online catalog containing nearly 14,000 products, including Snap-on hand tools, power tools, tool storage units and diagnostic equipment available to consumers and professionals in the United States, the United Kingdom, Canada and Australia. At the end of 2004, Snap-on had more than 210,000 registered users, including approximately 25,000 industrial accounts. E-commerce, as well as other system enhancement initiatives that are currently under development, are designed to further leverage the one-on-one relationships and service Snap-on has with its current and prospective customers. Through the development of its business-to-business and business-to-consumer capabilities, Snap-on and its dealers are enhancing communications with customers on a real-time, 24-hour, 7-days a week basis.

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

Research and Engineering

Research and engineering expenses totaled $60.8 million, $59.8 million and $57.1 million in 2004, 2003 and 2002.

Raw Materials and Purchased Product

In general, Snap-on’s supply of raw materials and purchased components are readily available from numerous suppliers. During 2004, Snap-on experienced availability and pricing issues related to certain grades and alloys of steel. While we believe that steel prices will continue to remain high for 2005, as of the date of this Form 10-K, we do not anticipate experiencing any significant availability issues with regards to 2005 steel purchases.

Approximately 69% of 2004 consolidated net sales consisted of products manufactured by Snap-on, while the remaining 31% consisted of products purchased from outside suppliers. No single supplier’s products accounted for a material portion of 2004 consolidated net sales.

Patents, Trademarks and Other Intellectual Property

Snap-on vigorously pursues and relies on patent protection to protect its intellectual property and its position in its markets. As of January 1, 2005, Snap-on and its subsidiaries held over 900 active and pending patents in the United States and over 1,700 active and pending patents outside of the United States. No sales relating to any single patent represented a material portion of Snap-on’s revenues in 2004 or 2003.

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

Working Capital

Because most of Snap-on’s business is not seasonal and its inventory needs are relatively constant, no unusual working capital needs arise during the year. Snap-on does not have a significant backlog of orders at January 1, 2005.

Snap-on’s financial condition and use of working capital are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 29 through 32 of Snap-on’s 2004 Annual Report, incorporated herein by reference.

Neither Snap-on nor any of its segments, except Financial Services, depend on any single customer, small group of customers or government for any material part of its revenues. As a result of SOC’s relationship with CIT, Snap-on’s Financial Services business segment depends on CIT for more than 10% of its revenues.

Environment

Snap-on is subject to various environmental laws, ordinances, regulations, and other requirements of government authorities in the United States and other nations. At Snap-on, these environmental liabilities are managed through the Snap-on Environmental, Hygiene, and Safety Management System (“EH & SMS”), which is applied worldwide. The system is based upon continual improvement and is certified to ISO 14001:1996 and OHSAS 18001:1999, verified through Det Norske Veritas (DNV) Certification, Inc.

Snap-on believes that it complies with applicable environmental control requirements in its operations. Expenditures on environmental matters through EH & SMS have not had, and Snap-on does not for the foreseeable future expect them to have, a material effect upon Snap-on’s capital expenditures, earnings or competitive position.

Employees

At the end of February 2005, Snap-on employed approximately 11,500 people compared to approximately 12,400 people at the end of February 2004. The year-over-year reduction primarily reflects the impact of restructuring-related eliminations.

Approximately 3,440 employees, or 30% of Snap-on’s worldwide workforce, are represented by unions and / or covered under collective bargaining agreements. Of these, approximately 1,580 are covered under various European national union agreements that are renewed on an annual basis. Approximately 1,730 employees are covered under agreements expiring in 2005, including approximately 980 covered under various European national union agreements. In recent years, Snap-on has not experienced any significant work slow-downs, stoppages or other labor disruptions.

The number of covered union employees whose contracts expire within the next five years is approximately 1,730 in 2005, 450 in 2006, 710 in 2007, 500 in 2008 and 360 in 2009.

There can be no assurance that future contracts with Snap-on’s unions will be renegotiated upon terms acceptable to Snap-on.

Item 2: Properties

Snap-on maintains both leased and owned manufacturing, warehouse, distribution and office facilities throughout the world. Snap-on believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand. Snap-on’s facilities in the United States occupy approximately 3.9 million square feet, of which 74% is owned, including its corporate and general offices located in Pleasant Prairie and Kenosha, Wisconsin. Snap-on’s facilities outside the United States contain approximately 3.8 million square feet, of which 66% is owned. Several of Snap-on’s facilities are leased through operating lease agreements. For information on operating leases, see Note 17 entitled “Commitments and Contingencies” on pages 55 and 56 of Snap-on’s 2004 Annual Report, incorporated herein by reference. Snap-on management continually monitors the company’s capacity needs and makes adjustments as dictated by market and other conditions.

The company phased out production at its Mt. Carmel, Illinois, and Kenosha, Wisconsin, facilities during March 2004.

The following table provides information about each of Snap-on’s principal manufacturing locations and distribution centers (exceeding 50,000 square feet) as of January 1, 2005:

Location	Type of property	Owned/Leased	Segment *
U.S. Locations:
Conway, Arkansas	Manufacturing	Owned	C&I
City of Industry, California	Manufacturing	Leased	C&I
Escondido, California	Manufacturing	Leased	D&I
Poway, California	Distribution and manufacturing	Leased	D&I
San Jose, California	Manufacturing	Leased	D&I
Columbus, Georgia	Distribution	Owned	C&I
Crystal Lake, Illinois	Distribution	Owned	DG and C&I
Mt. Carmel, Illinois	Closed	Owned	DG and C&I
Algona, Iowa	Manufacturing	Owned	DG and C&I
Olive Branch, Mississippi	Distribution	Leased and owned	DG and C&I
Carson City, Nevada	Distribution	Leased and owned	DG and C&I
Murphy, North Carolina	Distribution and manufacturing	Owned	C&I
Robesonia, Pennsylvania	Distribution	Owned	DG and C&I
Elizabethton, Tennessee	Manufacturing	Owned	DG and C&I
Johnson City, Tennessee	Manufacturing	Owned	DG and C&I
Kenosha, Wisconsin	Closed	Owned	DG and C&I
Milwaukee, Wisconsin	Manufacturing	Owned	DG and C&I
Non-U.S. Locations:
Santo Tome, Argentina	Manufacturing	Owned	C&I
Minsk, Belarus	Manufacturing	Leased	C&I

Santa Barbara D'oeste, Brazil	Manufacturing, distribution
	and customer service center	Owned	C&I
Mississauga, Canada	Manufacturing	Leased	C&I
Newmarket, Canada	Distribution and manufacturing	Owned	DG and C&I
Kettering, England	Distribution	Owned	DG and C&I
King's Lynn, England	Distribution and manufacturing	Leased and owned	D&I
Rotherham, England	Manufacturing	Leased	C&I
La Chapelle St. Ursin, France	Distribution and manufacturing	Leased	C&I
Pfungstadt, Germany	Manufacturing	Leased	C&I
Unterneukirchen, Germany	Manufacturing	Leased	C&I
Sopron, Hungary	Manufacturing	Owned	C&I
Correggio, Italy	Manufacturing	Owned	C&I
Juarez, Mexico	Manufacturing	Leased	D&I
Helmond, the Netherlands	Distribution	Owned	C&I
Vila do Conde, Portugal	Manufacturing	Owned	C&I
Irun, Spain	Manufacturing	Owned	C&I
Vitoria, Spain	Distribution and manufacturing	Owned	C&I
Bollnas, Sweden	Manufacturing	Owned	C&I
Edsbyn, Sweden	Manufacturing	Owned	C&I
Enkoping, Sweden	Manufacturing	Owned	C&I
Lidkoping, Sweden	Manufacturing	Owned	C&I
Sandviken, Sweden	Distribution	Leased	C&I

*	Segment abbreviations are as follows: DG - Snap-on Dealer Group C&I - Commercial and Industrial Group D&I - Diagnostics and Information Group

Item 3: Legal Proceedings

On July 23, 2004, Snap-on reached an agreement with the U.S. Department of Justice to resolve the government audit, previously discussed in the Company’s 2003 Annual Report and Form 10-K, relating to two contracts with the U.S. General Services Administration (“GSA”). Snap-on agreed to settle the claims over the interpretation and application of the price reduction and billing provisions of these two contracts for sales from March 1996 through the July 23, 2004, settlement date for $10.0 million. Snap-on incurred a pretax charge of $3.6 million, or $0.04 per diluted share, in the second quarter of 2004 for costs not previously accrued. Snap-on remitted the $10.0 million cash settlement to the U.S. Department of Justice on August 5, 2004. On February 8, 2005, the GSA requested information from Snap-on to evaluate possible administrative action.

Snap-on held over 2,600 active or pending patents as of year-end 2004, and Snap-on vigorously prosecutes its claims and defends its patents in the ordinary course of business.

Snap-on is also involved in various other legal matters, including those where claimants have asserted class representation on behalf of franchised dealers, that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these other legal matters, management believes that the results will not have a material adverse effect on Snap-on’s financial statements.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended January 1, 2005.

Item 4.1: Executive Officers of the Registrant

The executive officers of Snap-on, their ages, and their titles as of January 1, 2005, and positions held during the last five years are listed below.

Jack D. Michaels (67) – Chairman, President and Chief Executive Officer since November 2004. Prior to joining Snap-on, Mr. Michaels was Chairman of the Board of HNI Corporation, a manufacturer and marketer of office furniture and gas and wood-burning fireplaces, since 1996. Mr. Michaels was also HNI’s Chief Executive Officer from 1991 to 2004 and President from 1990 to 2003.

Martin M. Ellen (51) – Senior Vice President – Finance and Chief Financial Officer since November 2002. Prior to joining Snap-on, Mr. Ellen was Vice President and Chief Financial Officer for Cabot Microelectronics Corporation, a spin off of Cabot Corporation from March 2001 through October 2002. Mr. Ellen joined Cabot Microelectronics after serving as Senior Vice President and Chief Financial Officer of Whitman Corporation from October 1998 through the closing of its merger with PepsiAmericas, Inc. in 2001.

Michael F. Montemurro (56) – Senior Vice President and President – Snap-on Tools Company LLC since September 2004, Senior Vice President and President — Worldwide Snap-on Dealer Group from November 2000 to September 2004 and Senior Vice President – Transportation from October 1998 to November 2000.

Nicholas T. Pinchuk (58) – Senior Vice President and President — Worldwide Commercial and Industrial Group since June 2002. Prior to joining Snap-on, Mr. Pinchuk was President of Global Refrigeration Operations for Carrier Corporation, a producer of air conditioning, heating and refrigeration systems, and a subsidiary of United Technologies Corporation, from July 1997 to June 2001.

Alan T. Biland (46) – Vice President – Chief Information Officer and President — Diagnostics and Information Group since June 2001. Vice President – Chief Information Officer from April 1998 to June 2001.

Sharon M. Brady (54) – Vice President – Chief Human Resources Officer since January 2004. Vice President – Human Resources from December 1998 to January 2004.

Constance R. Johnsen (47) – Vice President and Controller since October 2003. Director, Corporate Financial Reporting from July 2000 to October 2003. Prior to joining Snap-on, Ms. Johnsen was Senior Director, Accounting, Consolidations and Reporting for CNH Global N.V., a manufacturer of agricultural and construction equipment, from January 2000 to July 2000.

Blaine A. Metzger (48) – Vice President — Finance and Treasurer since February 2004. Vice President – Finance from October 2003 to February 2004. Vice President and Controller from May 2001 to October 2003. Prior to joining Snap-on, Mr. Metzger was Chief Financial Officer for Crenlo, Inc., a manufacturer of cabs for agricultural and construction equipment, and a division of Dover Corporation from August 2000 to April 2001 and Vice President Financial Planning, Reporting and Finance Centers for CNH Global N.V., a manufacturer of agricultural and construction equipment, from November 1999 to March 2000.

Susan F. Marrinan (56) – Vice President, Secretary and Chief Legal Officer since January 2004. Vice President, Secretary and General Counsel from January 1992 to January 2004.

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

PART II

Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters

At January 1, 2005, Snap-on had 62,030,139 shares of common stock outstanding. This consists of 57,751,578 shares considered outstanding for purposes of computing earnings per share and an additional 4,278,561 shares held in the Grantor Stock Trust, which are considered outstanding for voting purposes but not for purposes of computing earnings per share.

Snap-on’s stock is listed on the New York Stock Exchange under the ticker symbol “SNA.” As of January 28, 2005, there were 9,852 registered holders of Snap-on common stock.

Snap-on’s common stock high and low prices for the last two fiscal years by quarter were as follows:

Common Stock High/Low Prices

	2004		2003
Quarter	High	Low	High	Low
First	$33.76	$30.59	$28.82	$22.90
Second	$34.30	$32.30	$32.12	$24.76
Third	$33.42	$27.26	$29.91	$27.17
Fourth	$34.36	$28.33	$32.34	$27.60

Snap-on has paid quarterly cash dividends without interruption or decline, since 1939. In the fourth quarter of 2004, Snap-on’s Board of Directors declared a $0.25 per share quarterly dividend on its common stock. Cash dividends paid in 2004, 2003, and 2002 totaled $57.7 million, $58.2 million and $56.5 million. Snap-on’s Board of Directors monitors and evaluates the company’s dividend practice quarterly and the Board may elect to increase, decrease or not pay a dividend on Snap-on Common stock based upon the company’s financial condition, results of operations, cash requirements and future prospects of Snap-on and other factors deemed relevant by the Board.

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the fourth quarter of fiscal 2004, all of which were purchased pursuant to Board of Directors’ authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans(1)
October 3, 2004 to
October 30, 2004	175,000	$28.58	175,000	120.1 million
October 31, 2004 to
November 27, 2004	125,000	$29.98	125,000	117.7 million
November 28, 2004 to
January 1, 2005	--	N/A	--	127.9 million

Total/Average	300,000	$29.16	300,000	N/A

(1)	Subject to further adjustment pursuant to the 1996 Authorization described below, as of January 1, 2005, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board of Directors’ authorizations discussed below is $127.9 million.

•	In its Annual Report on Form 10-K for the fiscal year ended December 28, 1996, the company disclosed that the company’s Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the company’s Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $29.38, $31.28 and $34.36 per share of common stock as of the end of the fiscal 2004 months ended October 30, November 27 and January 1 respectively.

•	By press release dated June 29, 1998, the company announced that the company’s Board authorized the repurchase of an aggregate of $100 million of the company’s common stock (the “1998 Authorization”). The 1998 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

•	By press release dated February 3, 1999, the company announced that the company’s Board authorized the repurchase of an aggregate of $50 million of the company’s common stock (the “1999 Authorization”). The 1999 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

During 2004, the company repurchased 1,200,000 shares of common stock. On September 28, 2004, Snap-on publicly announced that it may exceed the fiscal 2004 repurchase target of 1,000,000 shares that had been publicly announced by press release dated January 21, 2004.

Additional information required by Item 5 is contained in the section entitled “Quarterly Financial Information” on page 59 of Snap-on’s 2004 Annual Report and is incorporated herein by reference.

Item 6: Selected Financial Data

The information required by Item 6 is contained in the section entitled “Six-year Data” on page 16 of Snap-on’s 2004 Annual Report and is incorporated herein by reference.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 17 through 35 of Snap-on’s 2004 Annual Report and is incorporated herein by reference.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is contained in the section entitled “Market, Credit and Economic Risks” on page 33 and in Note 11 entitled “Financial Instruments” on pages 46 through 48 of Snap-on’s 2004 Annual Report and is incorporated herein by reference.

Item 8: Financial Statements and Supplementary Data

Financial statements and supplementary data required by Item 8 are contained in Snap-on’s 2004 Annual Report appearing in the sections entitled “Consolidated Statements of Earnings” on page 36, “Consolidated Balance Sheets” on page 37, “Consolidated Statements of Shareholders’ Equity and Comprehensive Income” on page 38, “Consolidated Statements of Cash Flows” on page 39, “Notes to Consolidated Financial Statements” on pages 40 through 58, “Quarterly Financial Information” appearing on page 59, “Reports of Independent Registered Public Accounting Firm” on pages 60 and 61, and is incorporated herein by reference.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Snap-on maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is timely communicated to the officers who certify Snap-on’s financial reports and to other members of senior management and the Board of Directors, as appropriate.

Under the supervision and with the participation of management, including Snap-on’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of this system of disclosure controls and procedures as of January 1, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC.

Changes in Internal Control

There were no changes in internal control over financial reporting that occurred during the quarter ended January 1, 2005, that have materially affected, or are reasonably likely to materially affect, Snap-on’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our evaluation under this framework, management has concluded that, as of January 1, 2005, our internal control over financial reporting was effective.

Management’s assessment of the effectiveness of its internal control over financial reporting as of January 1, 2005, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error or fraud. Because of inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Snap-on Incorporated

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Snap-on Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 1, 2005 of the Company and our report dated February 24, 2005 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the adoption of FASB Interpretation 46R and the change in reportable segments.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Milwaukee, WI
February 24, 2005

Item 9B: Other Information

None.

PART III

Item 10: Directors and Executive Officers of the Registrant

Incorporated by reference to sections entitled “Proposal to be Voted on: Election of Directors,” “Board Committees,” “Board Compensation” and “Other Information” in Snap-on’s Proxy Statement, which is expected to be mailed to shareholders on March 14, 2005.

With respect to information about Snap-on’s executive officers, see Item 4.1, “Executive Officers of the Registrant,” at the end of Part I of this Report.

The Section 16(a) filing compliance disclosure pursuant to Item 405 of Regulation S-K is contained in Snap-on’s Proxy Statement, which is expected to be mailed to shareholders on March 14, 2005, in the section entitled “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Code of Ethics and Website Disclosure

Snap-on has adopted a written code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, Vice President – Finance and Treasurer, Vice President and Controller, and all other financial officers and executives performing similar functions. Snap-on has posted a copy of the code of ethics in the Investor Information section of its corporate website at www.snapon.com. Shareholders may request a copy of the code of ethics in print, free of charge, by written request directed to the Corporate Secretary, 2801 80th Street, Kenosha, Wisconsin 53141.

Snap-on intends to satisfy the disclosure requirements under Item 10 of Form 10-K regarding amendments to, or waivers from, the code of ethics by posting such information in the Investor Information section of its corporate website at http://www.snapon.com.

Item 11: Executive Compensation

The information required by Item 11 is contained in Snap-on’s Proxy Statement, which is expected to be mailed to shareholders on March 14, 2005, in the section entitled “Executive Compensation” and “Other Information” and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to Item 201(d) of Regulation S-K as of January 1, 2005, is as follows:

Equity Compensation Plan Information

Proxy category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation
plans approved by
security holders	5,973,675(1)	$30.78(2)	2,437,972(3)
Equity compensation
plans not approved
by security holders	44,031(4)	Not Applicable	(5)

Total	6,017,706	$30.78	2,437,972(5)

(1)	Includes (i) options to acquire 2,982,614 shares granted under the 1986 Incentive Stock Program; (ii) options to acquire 2,917,735 shares granted under the 2001 Incentive Stock and Awards Plan; (iii) 73,326 shares represented by deferred share units under the Directors’ Fee Plan. Excludes 5,600 shares issuable in connection with the vesting of restricted share units and 631,900 shares issuable in connection with the vesting of performance restricted share units under the 2001 Incentive Stock and Awards Plan. Also excludes shares of common stock that may be issuable under the employee stock purchase plan and the dealer stock purchase plan.

(2)	Reflects only the weighted-average exercise price of outstanding stock options granted under the 2001 Incentive Stock and Awards Plan and the 1986 Incentive Stock Program and does not include shares represented by deferred share units under the Directors’ Fee Plan and shares issuable in connection with the vesting of restricted share units under the 2001 Incentive Stock and Awards Plan for which there is no exercise prices. Also excludes shares of common stock that may be issuable under the employee stock purchase plan and the dealer stock purchase plan.

(3)	Includes (i) 1,741,681 shares reserved for issuance under the 2001 Incentive Stock and Awards Plan (which may be issued upon the exercise of stock options or granted as restricted stock or restricted share units); (ii) 163,187 shares reserved for issuance under the Directors’ Fee Plan; (iii) 417,774 shares reserved for issuance under the employee stock purchase plan; and (iv) 115,330 shares reserved for issuance under the dealer stock purchase plan.

(4)	Consists of deferred share units under Snap-on’s Deferred Compensation Plan. Snap-on’s Deferred Compensation Plan allows elected and appointed officers of Snap-on to defer all or a percentage of their respective annual salary and/or incentive compensation. The deferred share units are payable in shares of Snap-on Common Stock on a one-for-one basis and are calculated at fair market value. Shares of Common Stock delivered under the Deferred Compensation Plan are previously issued shares reacquired and held by Snap-on.

(5)	The Deferred Compensation Plan provides that Snap-on will make available as and when required a sufficient number of shares of Common Stock to meet the needs of the plan. It further provides that such shares shall be previously issued shares reacquired and held by Snap-on.

The information required by Item 12 is contained in Snap-on’s Proxy Statement, which is expected to be mailed to shareholders on March 14, 2005, in the section entitled “Board of Directors — Security Ownership of Management and Certain Beneficial Owners” and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

None.

Item 14: Principal Accountant Fees and Services

Incorporated by reference to the sections entitled “Audit Committee Report” and “Deloitte & Touche LLP Fee Disclosure” in Snap-on’s Proxy Statement which is expected to be mailed to shareholders on March 14, 2005.

PART IV

Item 15: Exhibits and Financial Statement Schedules

Item 15(a): Documents filed as part of this report:

1. List of Financial Statements

The following consolidated financial statements of Snap-on and the Reports of Independent Registered Public Accounting Firm thereon, contained in Snap-on’s 2004 Annual Report to its shareholders, are filed as part of this report:

Consolidated Statements of Earnings for the years ended January 1, 2005, January 3, 2004, and December 28, 2002.

Consolidated Balance Sheets as of January 1, 2005, and January 3, 2004.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended January 1, 2005, January 3, 2004, and December 28, 2002.

Consolidated Statements of Cash Flows for the years ended January 1, 2005, January 3, 2004, and December 28, 2002.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

2. Financial Statement Schedules

The following consolidated financial statement schedules of Snap-on filed as part of this report:

Schedule II Valuation and Qualifying Accounts and Reserves — page 23 herein.

Report of Independent Registered Accounting Firm — page 24 herein.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable and, therefore, have been omitted, or are included in Snap-on’s 2004 Annual Report in the Notes to Consolidated Financial Statements for the years ended January 1, 2005, January 3, 2004, and December 28, 2002, which are incorporated by reference in Item 8 of this report.

3. List of Exhibits

The exhibits filed with or incorporated by reference in this report are as specified in the exhibit index beginning on page 20 herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Snap-on has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP-ON INCORPORATED

By:	/s/ Jack D. Michaels	Date: February 25, 2005
Jack D. Michaels, Chairman of the Board of Directors,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

/s/ Jack D. Michaels	Date: February 25, 2005
Jack D. Michaels, Chairman of the Board of Directors,
President and Chief Executive Officer
/s/ Martin M. Ellen	Date: February 25, 2005
Martin M. Ellen, Principal Financial Officer, Senior
Vice President - Finance and Chief Financial Officer
/s/ Blaine A. Metzger	Date: February 25, 2005
Blaine A. Metzger, Principal Accounting Officer,
Vice President - Finance and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

By:	/s/ Bruce S. Chelberg	Date: February 25, 2005
Bruce S. Chelberg, Director
By:	/s/ Roxanne J. Decyk	Date: February 25, 2005
Roxanne J. Decyk, Director
By:	/s/ John F. Fiedler	Date: February 25, 2005
John F. Fiedler, Director
By:	/s/ Arthur L. Kelly	Date: February 25, 2005
Arthur L. Kelly, Director
By:	/s/ W. Dudley Lehman	Date: February 25, 2005
W. Dudley Lehman, Director
By:	/s/ Lars Nyberg	Date: February 25, 2005
Lars Nyberg, Director
By:	/s/ Edward H. Rensi	Date: February 25, 2005
Edward H. Rensi, Director
By:	/s/ Richard F. Teerlink	Date: February 25, 2005
Richard F. Teerlink, Director

Item 15(c): Exhibits

(3)	(a)	Restated Certificate of Incorporation of the Corporation as amended through April 25, 1997 (incorporated by reference to Exhibit 3(a) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 2, 1998 (Commission File No. 1-7724))

(b)	Bylaws of the Corporation, effective as of January 23, 2004 (incorporated by reference to Exhibit 3(b) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2004 (Commission File No. 1-7724))

(4)	(a)	Rights Agreement between the Corporation and First Chicago Trust Company of New York, effective as of August 22, 1997 (incorporated by reference to Snap-on’s Form 8-A12B dated October 17, 1997 (Commission File No. 1-7724))

(b)	Amendment No. 1 to the Rights Agreement dated as of September 24, 2001 between the Corporation and EquiServe Trust Company, N.A. (successor to First Chicago Trust Company of New York) (incorporated by reference to Snap-on’s Form 8-A/A dated September 26, 2001 (Commission File No. 1-7724))

Snap-on and its subsidiaries have no unregistered long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of December 28, 2002. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

(10)	Material Contracts

(a)	Amended and Restated Snap-on Incorporated 1986 Incentive Stock Program (incorporated by reference to Exhibit 10(a) of Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))*

(b)	Amended and Restated Snap-on Incorporated 2001 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10(b) of Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))*

(c)	Form of Restated Senior Officer Agreement between the Corporation and each of Dale F. Elliott, Alan T. Biland, Sharon M. Brady, Martin M. Ellen, Susan F. Marrinan, Michael F. Montemurro and Nicholas T. Pinchuk (incorporated by reference to Exhibit 10(c) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))*

(d)	Form of Restated Executive Agreement between the Corporation and each of Richard V. Caskey, Jeffrey N. Eggert, Gary S. Henning, Nicholas L. Loffredo, Blaine A. Metzger and William H. Pfund (incorporated by reference to Exhibit 10(d) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))*

(e)	Form of Indemnification Agreement between the Corporation and each of Dale F. Elliott, Alan T. Biland, Sharon M. Brady, Jeffrey N. Eggert, Martin M. Ellen, Susan F. Marrinan, Blaine A. Metzger, Michael F. Montemurro and Nicholas T. Pinchuk effective October 24, 1997 (incorporated by reference to Exhibit 3(a) to Snap-on's Annual Report on Form 10-K for the fiscal year ended January 2, 1998 (Commission File No. 1-7724))*

(f)	Amended and Restated Snap-on Incorporated Directors’ 1993 Fee Plan (incorporated by reference to Exhibit 10(e) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))*

(g)	Snap-on Incorporated Deferred Compensation Plan ((as amended through August 21, 2003) incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003)*

(h)	Snap-on Incorporated Supplemental Retirement Plan for Officers (as amended and effective October 23, 2003) (incorporated by reference to exhibit 10(h) to Snap-on’s Annual Report on Form 10-K for the Annual Period for fiscal year ended January 3, 2004 (Commission File No. 1-7724))*

(i)	Amended and Restated Benefit Trust Agreement between the Corporation and The Northern Trust Company, dated as of July 2, 1998 and amended and restated as of March 17, 2000 (incorporated by reference to Snap-on’s Form 8-K dated March 17, 2000 (Commission File No. 1-7724))

(j)	Five Year Credit Agreement between Snap-on Incorporated, Citigroup Global Markets Inc. and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004 (Commission File No. 1-7724))

(k)	Employment Agreement between the Corporation and Dale F. Elliott, effective as of April 27, 2001 (incorporated by reference to Exhibit 10.2 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (Commission File No. 1-7724))*

(l)	Separation Agreement between Snap-on Incorporated and Dale F. Elliott dated November 13, 2004 (incorporated by reference to Exhibit 10.1 of Snap-on’s Current Report on Form 8-K dated November 13, 2004 (Commission File No. 1-7724))*

(m)	Mutual Release between Snap-on Incorporated and Dale F. Elliott dated November 13, 2004 (incorporated by reference to Exhibit 10.2 of Snap-on’s Current Report on Form 8-K dated November 13, 2004 (Commission File No. 1-7724))*

(n)	Form of Share and Performance Award Agreement and Form of Deferred Share and Performance Award Agreement between the Corporation and each of Dale F. Elliott, Martin M. Ellen, Michael F. Montemurro, Nicholas T. Pinchuk, Alan T. Biland, Jeffrey N. Eggert, Susan F. Marrinan, and Blaine A. Metzger (incorporated by reference to Exhibit 10(d) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2003 (Commission File No. 1-7724))*

(o)	Agreement between the Company and Jack D. Michaels effective as of December 3, 2004 (incorporated by reference to Exhibit 10.2 of Snap-on’s Current Report on Form 8-K dated December 3, 2004 (Commission File No. 1-7724))*

(p)	Form of Stock Option Agreement under the Amended and Restated Snap-on Incorporated 2001 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004 (Commission File No. 1-7724))*

(q)	Letter agreement between the Corporation and Mr. Pinchuk dated June 4, 2002 (incorporated by reference to Exhibit 10(b) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002)(Commission File No. 1-7724)*

(r)	Snap-on Incorporated Section 406 of the Sarbanes-Oxley Act Code of Ethics (incorporated by reference to exhibit 10(aa) to Snap-on’s Annual Report on Form 10-K for the Annual Period for fiscal year ended January 3, 2004 (Commission File No. 1-7724))

(12)	Computation of Ratio of Earnings to Fixed Charges#

(13)	The following portions of Snap-on’s Annual Report to Shareholders, which are incorporated by reference in this Form 10-K, are filed as Exhibit 13: Six-year Data, Management’s Discussion and Analysis, Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Shareholders’ Equity and Comprehensive Income, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements, Quarterly Financial Information, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm#

(21)	Subsidiaries of the Corporation#

(23)	Independent Registered Public Accounting Firm's Consent of Deloitte & Touche LLP#

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#

(31.2)	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#

(32.2)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#

*	Denotes management contract or compensatory plan arrangement.
#	Filed herewith.

Item 15(d): Schedules

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

Description	Balance at Beginning of Year	Expenses	Deductions (1)	Other - Net	Balance at End of Year
Allowance for doubtful accounts:
Year ended January 1, 2005	$45.0	$34.3	$(32.8)	$--	$46.5
Year ended January 3, 2004	$41.2	$34.1	$(30.3)	$--	$45.0
Year ended December 28, 2002	$39.6	$38.7	$(37.2)	$0.1	$41.2

(1)	This amount represents write-offs of bad debts and the impact of currency translation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Snap-on Incorporated

We have audited the consolidated financial statements of Snap-on Incorporated and subsidiaries (the “Company”) as of January 1, 2005 and January 3, 2004, and for each of the three years in the period ended January 1, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, and the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, and have issued our reports thereon dated February 24, 2005; such consolidated financial statements and reports are included in your 2004 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Milwaukee, WI
February 24, 2005

Six-year Data

(Amounts in millions, except per share data)	2004	2003	2002	2001	2000	1999
Net sales	$2,329.1	$2,233.2	$2,109.1	$2,095.7	$2,175.7	$1,945.6
Financial services revenue	78.1	--	--	--	--	--
Total revenue	2,407.2	2,233.2	2,109.1	2,095.7	2,175.7	1,945.6
Gross profit	1,009.3	964.7	964.9	949.0	996.8	896.2
Operating expenses	945.1	858.4	804.3	898.1	804.9	744.3
Operating earnings	142.3	150.1	198.3	86.6	230.0	212.4
Interest expense	23.0	24.4	28.7	35.5	40.7	27.4
Earnings from continuing operations	120.4	116.7	161.2	47.6	192.6	197.9
Income taxes	38.7	38.0	58.0	26.1	69.5	70.7
Cumulative effect, net of taxes	--	--	2.8	(2.5)	25.4	--
Net earnings	81.7	78.7	106.0	19.0	148.5	127.2
Financial position
Cash and cash equivalents	$150.0	$96.1	$18.4	$6.7	$6.1	$17.6
Accounts receivable current - net	542.0	546.8	556.2	572.8	603.2	573.8
Inventories	341.9	351.1	369.9	375.2	418.9	454.8
Current assets	1,192.6	1,131.7	1,051.0	1,097.0	1,145.1	1,162.4
Accounts payable	194.9	189.7	170.9	141.2	161.0	146.4
Current liabilities	674.2	567.2	552.4	549.4	538.0	452.7
Property and equipment - net	313.6	328.6	330.2	327.7	345.1	362.6
Total assets	2,290.1	2,138.5	1,994.1	1,974.3	2,069.1	2,160.9
Long-term debt	203.2	303.0	304.3	445.5	473.0	607.5
Total debt	331.0	333.2	360.7	474.6	543.3	629.8
Total shareholders' equity	1,110.7	1,010.9	830.4	775.8	844.0	825.3
Working capital	518.4	564.5	498.6	547.6	607.1	709.7
Working investment	689.0	708.2	755.2	806.8	861.1	882.2
Common share summary
Net earnings per share - basic	$1.41	$1.35	$1.82	$0.33	$2.54	$2.18
Net earnings per share - diluted	1.40	1.35	1.81	0.33	2.53	2.16
Cash dividends paid per share	1.00	1.00	0.97	0.96	0.94	0.90
Shareholders' equity per share	19.20	17.37	14.27	13.40	14.60	14.10
Fiscal year-end share price	34.36	31.80	27.72	33.93	27.88	26.56
Average shares outstanding - diluted	58.3	58.4	58.5	58.1	58.6	58.9
Other financial statistics
Cash dividends paid	$57.7	$58.2	$56.5	$55.6	$55.0	$52.6
Net cash provided by operating activities	146.8	177.0	224.1	163.7	190.2	235.6
Capital expenditures	38.7	29.4	45.8	53.6	57.6	35.4
Depreciation and amortization	61.0	60.3	51.7	68.0	66.2	55.4
Return on average shareholders' equity	7.7%	8.5%	13.2%	2.3%	17.8%	16.0%

Beginning in 2004, in conjunction with the consolidation of Snap-on Credit LLC (“SOC”), financial services revenue consists of SOC’s sales of originated contracts and service fee income, as well as installment contract revenue and dealer loan receivable revenue derived from SOC and Snap-on’s wholly owned international finance operations. As Snap-on consolidated SOC on a prospective basis, previously issued financial statements have not been restated to reflect the consolidation of SOC. Refer to Notes 2 and 9 of the Consolidated Financial Statements for further discussion of the consolidation of SOC.

2002 results include a $2.8 million pretax gain ($2.8 million after tax or $0.05 per diluted share) for the cumulative effect of a change in accounting principle for goodwill. Snap-on ceased amortizing goodwill and certain other intangible assets in 2002 in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Pretax goodwill amortization totaled $13.9 million, $14.5 million and $11.8 million in 2001, 2000 and 1999.

2001 results include a $4.1 million pretax loss ($2.5 million after tax or $0.04 per diluted share) for the cumulative effect of a change in accounting principle for derivatives.

2000 results include a $41.3 million pretax gain ($25.4 million after tax or $0.43 per diluted share) for the cumulative effect of a change in accounting principle for pensions.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Snap-on Incorporated (“Snap-on” or “the company”) was incorporated under the laws of the state of Wisconsin in 1920 and reincorporated under the laws of the state of Delaware in 1930. Snap-on is a leading global innovator, manufacturer and marketer of high-quality tool, diagnostic and equipment solutions for professional tool and equipment users. Product lines include a broad range of hand and power tools, tool storage, saws and cutting tools, pruning tools, vehicle service diagnostics equipment, vehicle service equipment, including wheel service, safety-testing and collision repair equipment, vehicle service information, business management systems, equipment repair services, and other tool and equipment solutions. Snap-on’s customers include automotive technicians, vehicle service centers, manufacturers, industrial tool and equipment users, and those involved in commercial applications such as construction, electrical and agriculture. Products are sold through Snap-on’s franchised dealer van, company-direct, distribution and Internet sales channels.

Major challenges for Snap-on and the vehicle service and repair sector include the increasing rate of technological change within motor vehicles and the resulting impact on the businesses of both the company’s suppliers and customers that is necessitated by such change. Snap-on believes that it is a meaningful participant in the market sector for vehicle service and repair.

Snap-on also markets its products to a wide variety of industrial customers including industrial maintenance and repair operations, manufacturing and assembly facilities, government facilities, schools, and original equipment manufacturers that require instrumentation or service tools and equipment for their products. Major challenges in the industrial sector include a highly competitive, cost-conscious environment, and a trend toward customers making all of their tools purchases through one integrated supplier. Snap-on believes that it is a meaningful participant in the market sector for industrial tools and equipment.

Snap-on’s products are known for their quality workmanship and superior product performance, and customers readily recognize the Snap-on family of brand names. Innovation, marketplace knowledge and customer relationships are Snap-on competencies that support its position as a leading provider of professional tool and equipment solutions. Snap-on’s mission is to delight its customers – professional tool and equipment users worldwide – by providing innovative, productivity-enhancing products, services and solutions.

Management Overview

Net sales in 2004 increased $95.9 million over 2003 levels, including $86.6 million from currency translation. This positive currency translation effect at the sales level was largely offset by corresponding unfavorable translation on cost of goods sold and operating expenses, and together with unfavorable net foreign currency transaction losses, resulted in a minimal impact to full-year 2004 operating earnings.

In 2004, we experienced higher sales of diagnostics tools, including sales from new product introductions, higher sales of equipment in North America and higher sales of tools in both Europe and Asia, as well as increased sales in the international dealer businesses. These increases were largely offset by lower sales in the North American dealer businesses and by lower sales of industrial tools in North America. Additionally, the 2004 fiscal year included one less week than 2003. Given the current and expected global economic climate affecting our major businesses and markets, sales growth in 2005 is expected to be in the low to mid-single-digit percentage range, including the impact of planned pricing actions.

Gross profit (defined as net sales less cost of goods sold) margin in 2004 improved slightly over 2003 levels, reflecting gains from currency translation and savings from productivity and other cost reduction measures, including benefits from prior-year consolidation and realignment activities, particularly in our Diagnostics and Information businesses. Over the last several years, significant actions have been taken to reduce costs companywide and improve manufacturing processes and operational performance through the application of Lean business tools. The benefits from these improvements, however, were largely offset by the impact of higher worldwide steel prices and production inefficiencies at certain facilities. We incurred steel price increases of $11.3 million in 2004, particularly in the second half; and we believe that steel prices will continue to remain high for most of 2005. While Snap-on realized cost savings as a result of the March 2004 closure of two of our U.S. hand-tool plants, we also experienced $10.2 million in higher costs associated with production inefficiencies and other manufacturing variances in the integration of production from these plants into other existing Snap-on facilities. In 2004, we invested in new equipment and processes, with dedicated teams to address manufacturing inefficiencies.

Operating expenses increased $86.7 million in 2004, largely due to the inclusion of $44.0 million from the consolidation of Snap-on Credit LLC (“SOC”), our 50%-owned joint venture with The CIT Group, Inc. (“CIT”), previously accounted for under the equity method, and Snap-on’s wholly owned financial services subsidiaries. Currency translation contributed $25.9 million. Other operating expense increases included $3.6 million in costs associated with the settlement of two government contract audits, $3.5 million in higher year-over-year start-up costs related to the expansion of our distribution system and operating presence in emerging markets, and $3.3 million of costs related to the resignation of our former chief executive officer in November 2004.

A significant portion of our operating expenses relate to people – salaries, wages, pension, medical and other associated costs. In 2004, we offset the upward pressure on these costs with productivity improvements and savings from our previous cost reduction initiatives. Sales per employee improved 11% year over year on an approximate 6% decline in workforce. We expect to experience additional productivity improvements in 2005.

In the Snap-on Dealer Group, sales in the U.S. dealer business were down year over year, primarily reflecting a lower average number of dealer vans in operation in 2004. In 2004, Snap-on tightened both the eligibility requirements for franchise dealer expansion and the recruitment standards for new prospective dealers, in an effort to improve its franchised dealer network. This resulted in a slower rate of new dealer additions than experienced in prior years. Nonetheless, we believe end-market demand for Snap-on’s tools and tool storage products has increased in the U.S. dealer market at a low-single-digit percentage rate year over year. In Snap-on’s international dealer businesses, sales were up year over year, with strong increases shown in the Japanese and U.K. markets.

In the Commercial and Industrial Group, we experienced improving sales of commercial and industrial tools in Europe and Asia, particularly with our Bahco® brand, as well as increased sales of equipment in North America following the 2003 mid-year launch of the Technical Automotive Group (“TAG”) distribution channel. In our North American industrial business, we experienced a year-over-year decline in industrial hand and power tool sales, due in part to order-fill issues, and in Europe, sales of vehicle service equipment were also down. In 2004, we continued to expand our distribution and operating presence in emerging markets. While still early, we believe these markets have significant long-term potential for sales of tools and vehicle repair diagnostics and equipment.

In our Diagnostics and Information Group segment, revenue increased 11.2% year over year, largely attributable to the growth in handheld diagnostics tools sold through the U.S. dealer businesses. The growth primarily reflects the success of the new Snap-on® SOLUS™ Scanner™ diagnostic tool, launched mid-year 2004, as well as the success of the programmable cartridges that support the large installed base of existing Scanner products.

Financial Services operating earnings were $34.1 million in 2004, compared to net finance income of $43.8 million in 2003, reflecting lower originations and higher market interest rates. The decline in loan originations is believed to have resulted from a change in the Snap-on Dealer Group’s sales mix combined with a reduced level of dealer borrowings and the introduction of the extended trial franchise program in 2004.

The new product introductions in the Diagnostics and Information Group discussed above represent only a few of the successful new products launched throughout our businesses during the year. New product sales, defined as sales from products introduced during the last three years, across all segments contributed approximately 30% of 2004 total net sales. We filed 100 new patent applications in connection with our product development activities in 2004, resulting in more than 2,600 active or pending patents at year end. In 2004, we spent $60.8 million in research and engineering activities to maintain our focus on new product innovation and market leadership. This compares with research and engineering expenditures of $59.8 million in 2003 and $57.1 million in 2002. Research and engineering costs for the development of new and improved products and process improvements are included in operating expenses and do not include certain software development costs that qualify for capitalization.

In 2004, we continued our emphasis on improving cash flow. Cash on hand at the end of 2004 was $150.0 million, as compared to $96.1 million at year-end 2003. In 2004, we used our cash flow to, in part, pay dividends totaling $57.7 million and to repurchase 1.2 million shares of Snap-on common stock for $38.2 million. We also made a $63.6 million voluntary pension contribution to our major domestic pension plans, bringing them into a fully funded status on both an accumulated and projected benefit obligation basis.

Over the last several years, we have been focused on improving asset utilization by making more effective use of our investment in certain working capital items. We use the “working investment” measure to assess management’s operating performance and effectiveness relative to those components of working capital that are more directly impacted by operational decisions. At January 1, 2005, working investment (defined as accounts receivable — net of allowances plus inventories less accounts payable) of $689.0 million was down from $708.2 million at year-end 2003 and $755.2 million at year-end 2002. In 2004, we also made considerable progress in our efforts to reduce days sales outstanding and to improve inventory turnover. At the end of 2004, our days sales outstanding improved to 81 days from 88 days at year-end 2003, and our inventory turns (defined as cost of goods sold divided by inventories) improved to 3.9 turns, as compared to 3.6 turns at year-end 2003.

On November 13, 2004, Mr. Jack D. Michaels was appointed Snap-on’s chairman, president and chief executive officer. Mr. Michaels, who has been a member of Snap-on’s Board of Directors since 1998, brings a proven track record of improving operating efficiencies and driving growth. As we look to 2005, our near-term priorities are to improve operating efficiencies, respond to customer needs and market changes more quickly, address performance issues in our commercial and industrial businesses, and generally accelerate the pace of change towards improving long-term profitable growth. Information developed in this process may result in the company reevaluating the long-term performance and strategic importance of selected operations.

For 2005, Snap-on has two priorities that are expected to lead to higher levels of operating income and improved shareholder value.

The first priority is to improve customer service and responsiveness. By providing better levels of customer service and driving customer responsiveness to new levels, we believe we will achieve higher sales and improve our market position. By placing renewed emphasis on customer responsiveness, while maintaining our strong heritage of product performance, quality and innovation, we will also further strengthen our brands’ global appeal. We believe that Snap-on has a strong global customer base and a dedicated dealer organization. In the growing service economies of the world that place a premium on productivity solutions, we believe there is a robust demand for the product performance, productivity and value for which our many global brands are known.

Near term, our emphasis is focused on improving our operating effectiveness, in particular, at our U.S. hand-tool plants. Significant actions are directed at improving manufacturing efficiencies, product line changeover capabilities and customer service. We will continue our emphasis on the use of Lean tools as a methodology for improving processes from a customer value-added point of view. The use of Lean tools will help identify and eliminate waste and improve productivity to enhance responsiveness to the customer and further strengthen marketplace competitiveness. We expect these actions will lead to new, higher levels of order-fill rates and complete and on-time deliveries for our dealers and customers. We will also focus on strengthening and growing our U.S. dealer van franchise system. The franchised dealer organization is a powerful direct distribution network that provides dealers with an opportunity for weekly contact with their customers — vehicle service technicians and vehicle service shop owners — at the customer’s place of business.

The second priority is to take complexity out of our organization structure and aggressively remove unnecessary costs. Despite the progress to date with our Lean manufacturing initiatives, we believe there is still considerable excess cost throughout the company. We are committed to taking out such costs while maintaining our dedication to product quality, performance and value — our heritage and brand promise will not be compromised. We expect that we will incur costs of approximately $20 million to $25 million throughout 2005, including approximately $10 million to $12 million in the first quarter of 2005, for a number of anticipated actions, primarily for staffing and other cost reduction actions. By reducing complexity and costs, and driving increased accountability and initiative throughout the organization, we believe we will improve operating effectiveness and contribute toward long-term shareholder value.

Results of Operations

Fiscal 2004 vs. Fiscal 2003

The Financial Accounting Standards Board (“FASB”) issued interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)” in December 2003, which became effective for Snap-on at the beginning of its 2004 fiscal year. FIN No. 46R provides consolidation guidance regarding the identification of variable interest entities for which control is achieved through means other than through voting rights.

Based on the company’s analysis of FIN No. 46R, the company concluded that Snap-on would consolidate SOC as of January 4, 2004, the beginning of Snap-on’s 2004 fiscal year. Snap-on previously accounted for SOC, a 50%-owned joint venture, using the equity method. Snap-on has consolidated SOC on a prospective basis and, as such, has not restated previously issued financial statements. The impact of the consolidation of SOC on Snap-on’s consolidated balance sheet was not significant. As a result of the consolidation of SOC in fiscal 2004, Snap-on is reporting the results of its finance operations as a new business segment, “Financial Services.” Refer to Notes 9 and 18 of the Consolidated Financial Statements for further discussion of SOC and Snap-on’s business segments.

Highlights of Snap-on’s results of operations for the fiscal years ended January 1, 2005 (fiscal 2004), and January 3, 2004 (fiscal 2003), are as follows:

(Dollars in millions)	2004		2003		Increase/ (Decrease)
Net sales	$2,329.1	96.8%	$2,233.2	100.0%	$95.9	4.3%
Financial services revenue	78.1	3.2%	--	--	78.1

Total revenue	2,407.2	100.0%	2,233.2	100.0%	174.0	7.8%
Cost of goods sold	1,319.8	54.8%	1,268.5	56.8%	51.3	4.0%
Operating expenses	945.1	39.3%	858.4	38.4%	86.7	10.1%
Net finance income	--	--	43.8	1.9%	(43.8)

Operating earnings	142.3	5.9%	150.1	6.7%	(7.8)	-5.2%
Interest expense	23.0	1.0%	24.4	1.1%	(1.4)	-5.7%
Other (income) expense - net	(1.1)	-0.1%	9.0	0.4%	(10.1)

Earnings before income taxes	120.4	5.0%	116.7	5.2%	3.7	3.2%
Income tax expense	38.7	1.6%	38.0	1.7%	0.7	1.8%

Net earnings	$81.7	3.4%	$78.7	3.5%	$3.0	3.8%

Snap-on’s 2004 fiscal year contained 52 weeks of operating results. Snap-on’s 2003 fiscal year contained 53 weeks of operating results, with the additional week occurring in the fourth quarter. The impact of the additional week of operations on full-year 2003 operating earnings was not material.

Total revenue in 2004 increased $174.0 million, or 7.8%, over prior-year levels. Of the year-over-year increase, $86.6 million was attributable to currency translation, and $78.1 million resulted from the consolidation of SOC, previously accounted for under the equity method, and Snap-on’s wholly owned financial services subsidiaries. The year-over-year revenue increase also includes higher sales of handheld diagnostics tools, increased sales in the international dealer businesses, higher sales of equipment in North America, and higher sales of commercial and industrial tools in both Europe and Asia. These revenue increases were partially offset by lower sales in the U.S. dealer businesses and by lower sales of industrial tools in North America.

Gross profit in 2004 increased $44.6 million, or 10 basis points (100 basis points equals 1.0 percent) to 43.3% of net sales. The year-over-year improvement in gross profit reflects the impact of the higher sales, $31.1 million of currency translation, $9.6 million of net savings from Lean and other cost reduction initiatives and $8.9 million in lower year-over-year restructuring costs. These improvements in gross profit were partially offset by $11.3 million in increased year-over-year steel costs, $10.2 million of higher expenses from production inefficiencies and other manufacturing variances associated with the relocation of production from the closure of two U.S. hand-tool plants in March 2004, and lower LIFO benefits (LIFO inventory liquidations of $1.9 million and $15.1 million during 2004 and 2003) and other inventory costs totaling $7.6 million.

Operating expenses in 2004 increased $86.7 million, or 90 basis points as a percentage of total revenue, from prior-year levels, including $44.0 million from the consolidation of SOC, previously accounted for under the equity method, and Snap-on’s wholly owned financial services subsidiaries. Foreign currency translation contributed $25.9 million to the year-over-year operating expense increase. Operating expenses in 2004 were also impacted by the higher sales, $3.6 million in costs associated with the settlement of two U.S. General Services Administration (“GSA”) contract audits and $3.5 million of higher freight costs, reflecting increased freight rates and smaller, but more frequent, shipments to dealers. In addition, operating expenses in 2004 included $3.5 million of higher start-up costs associated with the company’s expansion of its distribution system and operating presence in emerging markets and $3.3 million for severance costs related to the November 2004 resignation of the company’s former chairman, president and chief executive officer.

Interest expense was $23.0 million in 2004, down $1.4 million from $24.4 million in 2003. The year-over-year decline primarily reflects lower interest paid on dealer deposits.

Other income (expense) – net was income of $1.1 million in 2004, as compared to an expense of $9.0 million in 2003. This line item includes the impact of all non-operating items such as interest income, minority interest, hedging and currency exchange rate transaction gains and losses, and other miscellaneous non-operating items. The year-over-year change in other income (expense) includes $6.0 million of lower foreign exchange losses and $1.1 million of lower minority interests, along with higher interest and other income. Minority interests for 2004 and 2003 were $2.0 million and $3.1 million.

Snap-on’s effective tax rates of 32.1% in 2004 and 32.6% in 2003 benefited from the conclusion of prior-year tax matters in both years.

Exit or Disposal Activities

For a discussion of Snap-on’s exit and disposal activities, refer to Note 4 of the Consolidated Financial Statements.

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments include: (i) the Snap-on Dealer Group; (ii) the Commercial and Industrial Group; (iii) the Diagnostics and Information Group; and (iv) Financial Services. The Snap-on Dealer Group consists of Snap-on’s business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services is a new business segment, beginning in fiscal 2004, consisting of the business operations of SOC and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has dealer operations. Prior-year segment disclosures have not been restated to include the Financial Services segment due to the prospective adoption of FIN No. 46R. See Notes 2 and 9 to the Consolidated Financial Statements for further discussion of SOC and the company’s adoption of FIN No. 46R.

During the third quarter of 2004, Snap-on realigned certain of its business units within its reportable business segments. The primary realignments included Snap-on’s Equipment Solutions (facilitation) business moving from the Commercial and Industrial Group to the Diagnostics and Information Group, and Snap-on’s EquiServ (equipment services) business moving from the Diagnostics and Information Group to the Commercial and Industrial Group. Prior-year financial data by segment has been restated to reflect these reportable business segment realignments.

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

Snap-on Dealer Group

(Dollars in millions)	2004		2003		Increase/ (Decrease)
External revenue	$1,052.9	97.5%	$1,044.1	97.7%	$8.8	0.8%
Intersegment revenue	26.7	2.5%	24.6	2.3%	2.1	8.5%

Total segment revenue	1,079.6	100.0%	1,068.7	100.0%	10.9	1.0%
Cost of goods sold	605.9	56.1%	584.5	54.7%	21.4	3.7%

Gross profit	473.7	43.9%	484.2	45.3%	(10.5)	-2.2%
Operating expenses	410.5	38.0%	412.8	38.6%	(2.3)	-0.6%

Segment operating earnings	$63.2	5.9%	$71.4	6.7%	$(8.2)	-11.5%

Total segment revenue in 2004 increased $10.9 million, or 1.0%, over prior-year levels due to $22.7 million of currency translation partially offset by a sales decrease of $11.8 million. In the United States, sales were 3.3% lower year over year. The average number of U.S. dealer vans in operation during 2004 was down 4% from year-end 2003, primarily due to a lower level of new dealer additions in 2004. During the first quarter of 2004, Snap-on tightened eligibility requirements for its franchise dealer expansion and enhancement initiative and the recruitment standards for prospective dealers, aimed at improving the strength of its franchised dealer network. In the company’s non-North American dealer businesses, segment revenue increased $36.7 million year over year, including $22.7 million from currency translation.

Segment gross profit in 2004 decreased $10.5 million, or 140 basis points as a percentage of total segment revenue, from last year, reflecting the impact of lower sales and $8.6 million of higher costs associated with production inefficiencies and other manufacturing variances related to the relocation of production from the two U.S. hand-tool plants. Segment gross profit in 2004 was also impacted by $3.2 million of lower year-over-year LIFO benefits and other inventory costs and by $7.7 million from increased steel costs. These higher costs were partially offset by $8.4 million of currency translation, $10.4 million in lower year-over-year restructuring costs and $1.3 million of lower pension, postretirement and other insurance costs. Operating expenses for the Snap-on Dealer Group decreased $2.3 million year over year, down 60 basis points as a percentage of total segment revenue. The $2.3 million decrease includes the operating expense impact from lower sales, as well as $8.0 million of lower bad debt expense and $2.0 million in lower year-over-year restructuring costs. These decreases in operating expenses were partially offset by $6.8 million of currency translation and $3.4 million of higher freight expense, reflecting increased freight rates and smaller, but more frequent, shipments to dealers. As a result of these factors, segment operating earnings in 2004 decreased $8.2 million, or 80 basis points as a percentage of total segment revenue, as compared to the prior year.

Commercial and Industrial Group

(Dollars in millions)	2004		2003		Increase/ (Decrease)
External revenue	$987.2	88.4%	$916.5	88.0%	$70.7	7.7%
Intersegment revenue	129.7	11.6%	124.9	12.0%	4.8	3.8%

Total segment revenue	1,116.9	100.0%	1,041.4	100.0%	75.5	7.2%
Cost of goods sold	743.0	66.5%	689.6	66.2%	53.4	7.7%

Gross profit	373.9	33.5%	351.8	33.8%	22.1	6.3%
Operating expenses	373.1	33.4%	336.5	32.3%	36.6	10.9%

Segment operating earnings	$0.8	0.1%	$15.3	1.5%	$(14.5)	-94.8%

Total segment revenue in 2004 increased $75.5 million, or 7.2%, over prior-year levels due to $56.3 million of currency translation and $19.2 million in higher sales. Demand for tools improved in both North America and Europe in 2004, despite lower sales of industrial tools in North America. In addition, higher sales of vehicle service equipment were achieved in North America through the company’s TAG distribution channel, which was launched mid-year 2003.

Segment gross profit in 2004 increased $22.1 million, but decreased 30 basis points as a percentage of total segment revenue. Benefits realized from higher sales, $19.5 million of currency translation and $2.7 million from Lean and other cost reduction initiatives were partially offset by $5.1 million of lower LIFO benefits and other inventory costs, $4.4 million of higher year-over-year restructuring costs, $3.1 million of increased steel costs, $2.3 million of increased freight costs, and $1.6 million in higher expenses from production inefficiencies and other manufacturing variances associated with the relocation of production from the two U.S. hand-tool plants. Operating expenses for the Commercial and Industrial Group increased $36.6 million, or 110 basis points as a percentage of total segment revenue. The increase in operating expenses reflects the impact of higher sales, $16.2 million of currency translation, $6.3 million in higher bad debt expense, $3.6 million of costs associated with the GSA contract audits settlement and a $3.4 million year-over-year increase in restructuring costs, partially offset by $2.9 million of benefits from Lean and other cost reduction initiatives and a $2.9 million year-over-year increase in gains on the sales of facilities. Operating expenses were also impacted by $3.5 million of start-up costs associated with the company’s investment to expand its distribution and operating presence in emerging markets. As a result, segment operating earnings in 2004 decreased $14.5 million as compared to 2003.

Diagnostics and Information Group

(Dollars in millions)	2004		2003		Increase/ (Decrease)
External revenue	$289.0	65.6%	$272.6	68.8%	$16.4	6.0%
Intersegment revenue	151.6	34.4%	123.8	31.2%	27.8	22.5%

Total segment revenue	440.6	100.0%	396.4	100.0%	44.2	11.2%
Cost of goods sold	278.9	63.3%	267.7	67.5%	11.2	4.2%

Gross profit	161.7	36.7%	128.7	32.5%	33.0	25.6%
Operating expenses	117.5	26.7%	109.1	27.6%	8.4	7.7%

Segment operating earnings	$44.2	10.0%	$19.6	4.9%	$24.6	125.5%

Total segment revenue in 2004 increased $44.2 million, or 11.2%, over prior-year levels primarily due to $34.2 million in higher sales, principally of handheld diagnostics, as well as $10.0 million of currency translation.

Segment gross profit in 2004 increased $33.0 million, or 420 basis points as a percentage of total segment revenue, from prior year, largely reflecting the growth in sales of handheld diagnostics and information products, $8.1 million of benefits from Lean initiatives and $3.2 million of currency translation. Segment gross profit also benefited from $2.9 million in lower year-over-year costs for restructuring, primarily reflecting the absence of costs incurred in 2003 for the closure of the segment’s large-platform diagnostics facility. Operating expenses for the Diagnostics and Information Group increased $8.4 million, but decreased 90 basis points as a percentage of total segment revenue, reflecting $2.8 million of currency translation, $2.5 million from the absence of gains realized from the sale of facilities in 2003 and $2.1 million of higher bad debt expense. As a result, segment operating earnings in 2004 increased $24.6 million, or 510 basis points as a percentage of total segment revenue, as compared to the prior year.

Financial Services

(Dollars in millions)	2004
External revenue	$78.1	100.0%
Intersegment revenue	--	--

Total segment revenue	78.1	100.0%
Operating expenses	44.0	56.3%

Segment operating earnings	$34.1	43.7%

Segment operating earnings in 2004 were $34.1 million. Net finance income was $43.8 million in 2003. Operating earnings for 2004 decreased year over year primarily due to lower loan originations and higher market interest rates. Snap-on believes that the decline in loan originations is primarily due to sales mix in the Snap-on Dealer Group and a reduced level of dealer borrowings as a result of the strengthening fiscal health of dealers, combined with the tightening of both the eligibility requirements for franchise dealer expansion and the recruitment standards for new prospective dealers. See Note 9 of the Consolidated Financial Statements for SOC’s 2003 summarized financial information.

Fourth Quarter

Highlights of Snap-on’s results of operations for the quarters ended January 1, 2005, and January 3, 2004, are as follows:

	Three Months Ended				Increase/
(Dollars in millions)	January 1, 2005		January 3, 2004		(Decrease)
Net sales	$591.8	97.0%	$599.3	100.0%	$(7.5)	-1.3%
Financial services revenue	18.2	3.0%	--	--	18.2

Total revenue	610.0	100.0%	599.3	100.0%	10.7	1.8%
Cost of goods sold	327.1	53.7%	347.9	58.0%	(20.8)	-6.0%
Operating expenses	244.9	40.1%	228.2	38.1%	16.7	7.3%
Net finance income	--	--	12.1	2.0%	(12.1)

Operating earnings	38.0	6.2%	35.3	5.9%	2.7	7.6%
Interest expense	5.6	0.9%	6.2	1.1%	(0.6)	-9.7%
Other (income) expense - net	(4.7)	-0.8%	2.5	0.4%	(7.2)

Earnings before income taxes	37.1	6.1%	26.6	4.4%	10.5	39.5%
Income tax expense	13.1	2.2%	9.3	1.5%	3.8	40.9%

Net earnings	$24.0	3.9%	$17.3	2.9%	$6.7	38.7%

Total revenue in the fourth quarter of 2004 increased $10.7 million, or 1.8%, over prior-year levels. Lower sales of $28.8 million were offset by $21.3 million of currency translation and $18.2 million from the consolidation of SOC, previously accounted for under the equity method, and Snap-on’s wholly owned financial services subsidiaries. The decline in sales primarily reflects fewer selling days in the fourth quarter of 2004. The 2003 fiscal year contained 53 weeks, with the extra week occurring in the fourth quarter.

Gross profit increased $13.3 million, or 280 basis points to 44.7% of net sales. The impact of $8.6 million in lower year-over-year restructuring costs, $8.1 million of benefits from Lean initiatives, $6.9 million of currency translation and $4.8 million from lower net inventory costs was partially offset by the impact of lower sales, increased steel costs of $7.2 million, and $3.3 million of costs associated with production inefficiencies and other manufacturing variances associated with the relocation of production from the two U.S. hand-tool plants.

Operating expenses in the fourth quarter of 2004 increased $16.7 million, or 200 basis points as a percentage of total revenue, from the fourth quarter of 2003, including $12.0 million from the consolidation of SOC, previously accounted for under the equity method, and Snap-on’s wholly owned financial services subsidiaries. Foreign currency translation contributed $6.1 million to the year-over-year operating expense increase. Operating expenses during the fourth quarter of 2004 were impacted by $3.3 million for severance costs related to the November 2004 resignation of the company’s former chairman, president and chief executive officer, $3.1 million in higher bad debt expense, $1.5 million of lower year-over-year gains on the sales of facilities and $1.0 million in higher restructuring costs. These increases in operating expenses were partially offset by the impact of lower sales, $2.8 million of benefits from Lean and other cost reduction initiatives and $2.0 million in lower pension, postretirement and other insurance costs.

Interest expense was $5.6 million in the fourth quarter of 2004, down $0.6 million from $6.2 million in the fourth quarter of 2003. The year-over-year decrease primarily reflects the impact of an additional week of business in the fourth quarter of 2003.

Other income (expense) – net was income of $4.7 million for the fourth quarter of 2004, as compared to an expense of $2.5 million in the comparable prior-year period. This line item includes the impact of all non-operating items such as interest income, minority interest, hedging and currency exchange rate transaction gains and losses, and other miscellaneous non-operating items. Other expense decreased $7.2 million in the fourth quarter of 2004 over the prior year largely due to the effects of minority interest and lower foreign exchange transaction losses.

Snap-on’s effective tax rate was 35.3% and 35.0% for the fourth quarter of 2004 and 2003, respectively.

Snap-on Dealer Group

	Three Months Ended				Increase/
(Dollars in millions)	January 1, 2005		January 3, 2004		(Decrease)
External revenue	$256.2	96.6%	$268.0	97.5%	$(11.8)	-4.4%
Intersegment revenue	9.0	3.4%	6.8	2.5%	2.2	32.4%

Total segment revenue	265.2	100.0%	274.8	100.0%	(9.6)	-3.5%
Cost of goods sold	148.1	55.8%	150.7	54.8%	(2.6)	-1.7%

Gross profit	117.1	44.2%	124.1	45.2%	(7.0)	-5.6%
Operating expenses	102.5	38.7%	108.8	39.6%	(6.3)	-5.8%

Segment operating earnings	$14.6	5.5%	$15.3	5.6%	$(0.7)	-4.6%

Total segment revenue in the fourth quarter of 2004 decreased $9.6 million, or 3.5%, from prior-year levels due to a $14.4 million decrease in worldwide sales, partially offset by $4.8 million of currency translation. In the United States, sales were 12.0% lower year over year partially reflecting the fewer selling days in the current-year period. The average number of U.S. dealer vans in operation during the fourth quarter of 2004 was down year over year primarily due to a lower level of new dealer additions in 2004. Lower U.S. sales were partially offset by sales gains in Japan and the United Kingdom.

Segment gross profit for the fourth quarter of 2004 decreased $7.0 million, or 100 basis points as a percentage of total segment revenue, from the same period last year primarily due to lower sales, $4.2 million of higher steel costs and $2.8 million of higher expenses from production inefficiencies and other manufacturing variances associated with the relocation of production from the two U.S. hand-tool plants, partially offset by $5.4 million in lower year-over-year restructuring costs and $1.6 million of currency translation. Operating expenses for the Snap-on Dealer Group decreased $6.3 million, or 90 basis points as a percentage of total segment revenue. The $6.3 million decrease in operating expenses primarily reflects the impact of lower sales, a $2.5 million reduction in bad debt expense, $1.9 million in lower pension, postretirement and other insurance costs, and $0.9 million in lower freight costs, partially offset by $1.4 million of currency translation. As a result of these factors, segment operating earnings in the fourth quarter of 2004 decreased $0.7 million, or 10 basis points as a percentage of total segment revenue, as compared to the fourth quarter of 2003.

Commercial and Industrial Group

	Three Months Ended				Increase/
(Dollars in millions)	January 1, 2005		January 3, 2004		(Decrease)
External revenue	$258.5	88.8%	$256.6	88.7%	$1.9	0.7%
Intersegment revenue	32.5	11.2%	32.8	11.3%	(0.3)	-0.9%

Total segment revenue	291.0	100.0%	289.4	100.0%	1.6	0.6%
Cost of goods sold	188.0	64.6%	193.3	66.8%	(5.3)	-2.7%

Gross profit	103.0	35.4%	96.1	33.2%	6.9	7.2%
Operating expenses	96.3	33.1%	93.4	32.3%	2.9	3.1%

Segment operating earnings	$6.7	2.3%	$2.7	0.9%	$4.0	148.1%

Total segment revenue in the fourth quarter of 2004 increased $1.6 million, or 0.6%, over prior-year levels due to $14.5 million of currency translation partially offset by a $12.9 million decrease in sales, due principally to one less week in the current fiscal year. During the fourth quarter of 2004, improving sales of commercial and industrial tools in Europe and Asia, particularly with the BAHCO brand, as well as increased North American sales of equipment were more than offset by a decline in industrial tools sales in North America and lower sales of vehicle service equipment in Europe.

Segment gross profit for the fourth quarter of 2004 increased $6.9 million, or 220 basis points as a percentage of total segment revenue, from the same period last year primarily due to $5.5 million in benefits from Lean initiatives, $4.6 million of currency translation and $3.4 million of lower net inventory costs, partially offset by lower sales and $3.1 million in higher steel costs. Operating expenses for the Commercial and Industrial Group increased $2.9 million, or 80 basis points as a percentage of total segment revenue. The increase in operating expenses reflects $4.1 million of currency translation, $2.3 million in higher bad debt expense and $1.5 million in higher year-over-year restructuring costs, partially offset by the impact of lower sales, $2.9 million of benefits from Lean initiatives, $1.2 million in higher year-over-year gains from the sales of facilities and $1.0 million in lower pension, postretirement and other insurance costs. As a result, segment operating earnings in the fourth quarter of 2004 increased $4.0 million as compared to the fourth quarter of 2003.

Diagnostics and Information Group

	Three Months Ended				Increase/
(Dollars in millions)	January 1, 2005		January 3, 2004		(Decrease)
External revenue	$77.1	68.5%	$74.7	74.0%	$2.4	3.2%
Intersegment revenue	35.4	31.5%	26.3	26.0%	9.1	34.6%

Total segment revenue	112.5	100.0%	101.0	100.0%	11.5	11.4%
Cost of goods sold	68.0	60.4%	69.7	69.0%	(1.7)	-2.4%

Gross profit	44.5	39.6%	31.3	31.0%	13.2	42.2%
Operating expenses	34.0	30.3%	26.1	25.9%	7.9	30.3%

Segment operating earnings	$10.5	9.3%	$5.2	5.1%	$5.3	101.9%

Total segment revenue in the fourth quarter of 2004 increased $11.5 million, or 11.4%, over prior-year levels primarily due to $8.5 million in higher sales, primarily attributable to growth in Snap-on handheld diagnostics tools through the U.S. dealer businesses. Currency translation of $3.0 million also contributed to the year-over-year increase in segment revenue.

Segment gross profit for the fourth quarter of 2004 increased $13.2 million, or 860 basis points as a percentage of total segment revenue, from the same period last year, largely reflecting increased sales, $3.8 million of benefits from Lean and other cost reduction initiatives, $3.5 million in lower restructuring costs and $2.2 million of lower net inventory costs. Operating expenses for the Diagnostics and Information Group increased $7.9 million, or 440 basis points as a percentage of total segment revenue, primarily due to $3.2 million of higher bad debt expense and a $2.5 million year-over-year decrease in gains on sales of facilities. As a result, segment operating earnings in the fourth quarter of 2004 increased $5.3 million, or 420 basis points as a percentage of total segment revenue, as compared to the fourth quarter of 2003.

Financial Services

(Dollars in millions)	Three Months Ended January 1, 2005
External revenue	$18.2	100.0%
Intersegment revenue	--	--

Total segment revenue	18.2	100.0%
Operating expenses	12.0	65.9%

Segment operating earnings	$6.2	34.1%

Segment operating earnings for the fourth quarter were $6.2 million. Net finance income was $12.1 million in the fourth quarter of 2003. Operating earnings for the fourth quarter of 2004 decreased year over year primarily due to lower loan originations and higher market interest rates. The decline in loan originations is primarily due to reduced levels of dealer borrowings resulting from the strengthening fiscal health of dealers and the introduction of the extended trial franchise program.

Fiscal 2003 vs. Fiscal 2002

Highlights of Snap-on’s results of operations for 2003 and 2002 are as follows:

(Dollars in millions)	2003		2002		Increase/ (Decrease)
Net sales	$2,233.2	100.0%	$2,109.1	100.0%	$124.1	5.9%
Financial services revenue	--	--	--	--	--

Total revenue	2,233.2	100.0%	2,109.1	100.0%	124.1	5.9%
Cost of goods sold	1,268.5	56.8%	1,144.2	54.3%	124.3	10.9%
Operating expenses	858.4	38.4%	804.3	38.1%	54.1	6.7%
Net finance income	43.8	1.9%	37.7	1.8%	6.1

Operating earnings	150.1	6.7%	198.3	9.4%	(48.2)	-24.3%
Interest expense	24.4	1.1%	28.7	1.4%	(4.3)	-15.0%
Other (income) expense - net	9.0	0.4%	8.4	0.4%	0.6	7.1%

Earnings before income taxes	116.7	5.2%	161.2	7.6%	(44.5)	-27.6%
Income tax expense	38.0	1.7%	58.0	2.7%	(20.0)	-34.5%

Earnings before cumulative
effect of a change in
accounting principle	78.7	3.5%	103.2	4.9%	(24.5)	-23.7%
Cumulative effect of a
change in accounting
principle, net of tax	--	--	2.8	0.1%	(2.8)

Net earnings	$78.7	3.5%	$106.0	5.0%	$(27.3)	-25.8%

Net sales in 2003 were $2.233 billion, up 5.9% from the $2.109 billion reported in 2002. The $124.1 million increase in year-over-year net sales was primarily driven by $111.8 million, or 5.3%, of currency translation and a 0.6% increase in sales, including 0.5% from acquisitions.

Snap-on reported gross profit of $964.7 million in 2003, as compared to $964.9 million in 2002. Gross profit in 2003 benefited from net currency impacts of $33.0 million and savings from restructuring and Lean initiatives of $15.6 million. Gross profit in 2003 was negatively impacted by $25.8 million of costs for restructuring activities, including costs of $19.5 million related to the closure of the two U.S. hand-tool plants and costs of $3.5 million for the closure of the company’s U.S. facility that assembled large-platform diagnostics. The combination of unfavorable sales mix and lower sales volumes, particularly in the Commercial and Industrial Group, partially offset by benefits from favorable net pricing and sales of new products across all business segments, reduced gross profit by approximately $6.8 million in 2003. Unfavorable manufacturing cost absorption and inventory-related costs, net of LIFO benefits realized of $14.0 million in 2003, also lowered full-year 2003 gross profit by $7.9 million. Gross profit in 2003 was also adversely impacted by higher year-over-year pension, other retirement and insurance costs of $7.3 million and by plant inefficiencies of $1.0 million incurred in the fourth quarter associated with the closure of the two hand-tool facilities.

Operating expenses were $858.4 million in 2003 compared to $804.3 million in 2002. The $54.1 million, or 6.7%, increase in year-over-year operating expenses primarily includes net currency impacts of $35.7 million, higher pension, other retirement and insurance costs of $14.9 million, $1.7 million of higher costs for the company’s dealer expansion and enhancement initiative, higher research and development spending of $2.7 million, and increased catalog and freight costs of $7.0 million. The year-over-year increase in freight costs largely reflects the impact of inflationary cost increases and a trend towards a higher number of smaller product shipments to improve customer responsiveness. Operating expenses in 2003 also included costs for restructuring activities of $4.3 million, inflationary health care cost increases of $4.3 million, $4.3 million in higher advertising and promotion expense reflecting increased catalog and racing promotion costs, costs of $2.4 million to terminate certain life insurance programs, and $2.2 million in costs related to a change in long-term incentive compensation to reflect a higher percentage of restricted stock. The year-over-year operating expense comparison was also impacted by the inclusion, in 2003, of $5.1 million in operating expenses for the prior-year acquisition of two business operations. These year-over-year increases were partially offset by savings of $16.2 million from Snap-on’s restructuring and Lean initiatives, gains of $2.8 million from the sales of facilities, and lower bad debt expense of $5.7 million, including the absence of $2.6 million incurred in 2002 for the write-down of a receivable related to the closure of auto service centers associated with a major retailer’s bankruptcy. In addition, the year-over-year operating expense comparison benefited from the absence of costs incurred in 2002 that included $3.0 million related to the resignation of Snap-on’s former chief financial officer. Operating expenses in 2002 included $4.0 million for employee and equipment relocation costs and professional fees to finalize the company’s fiscal 2001 restructuring actions and a net $4.6 million benefit from the favorable resolution of a patent infringement matter partially offset by a provision for certain contractual matters.

Snap-on reported net earnings in 2003 of $78.7 million, or $1.35 per diluted share, as compared to net earnings of $106.0 million, or $1.81 per diluted share, in 2002. Snap-on’s earnings in 2003 included $30.1 million in pretax charges for the company’s 2003 restructuring activities, as well as higher year-over-year pension, other retirement and insurance costs of $22.2 million pretax. Snap-on’s earnings in 2003 also included pretax savings generated from its restructuring and Lean initiatives of $31.8 million partially offset by unfavorable manufacturing cost absorption and net inventory-related costs of $7.9 million pretax and unfavorable sales mix and lower sales volumes. Snap-on recorded a cumulative effect of a change in accounting principle transition adjustment that increased net earnings in 2002 by $2.8 million, or $0.05 per diluted share, from the recognition of negative goodwill as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” For information on Snap-on’s adoption of SFAS No. 142, refer to Note 8 of the Consolidated Financial Statements.

Net finance income consists of royalty and management fees paid to Snap-on by SOC, a 50%-owned joint venture, based on the volume of contracts originated by SOC and 50% of any residual profit or loss of SOC after operating expenses, including royalty and management fees, interest costs and credit loss provisions. Net finance income also consists of installment contract income and dealer financing income, net of administrative expenses, derived from Snap-on’s wholly owned international financial services subsidiaries.

Net finance income was $43.8 million in 2003, up $6.1 million from $37.7 million in 2002. Higher credit originations and a more favorable interest-rate environment contributed to the year-over-year increase. SOC’s credit originations in 2003 increased 3.2% from prior year.

Interest expense for 2003 was $24.4 million, compared with $28.7 million in 2002. The decline in interest expense reflects the impact of both lower average interest rates and significantly lower average debt levels due to strong cash flow from operating activities.

In 2003, other income (expense) — net was an expense of $9.0 million, compared to an expense of $8.4 million in 2002. This income statement line item includes the impact of all non-operating items such as interest income, minority interests, hedging and exchange rate transaction gains and losses, and other miscellaneous non-operating items. Minority interests for 2003 and 2002 were $3.1 million and $3.4 million.

Snap-on’s effective income tax rate was 32.6% in 2003 and 35.4% in 2002. Snap-on’s effective tax rate in 2003 was reduced by 2.5 percentage points from the conclusion of certain prior-years’ tax matters. For income tax information, refer to Note 12 of the Consolidated Financial Statements.

Segment Results

Snap-on Dealer Group

(Dollars in millions)	2003		2002		Increase/ (Decrease)
External revenue	$1,044.1	97.7%	$1,012.9	97.2%	$31.2	3.1%
Intersegment revenue	24.6	2.3%	29.1	2.8%	(4.5)	-15.5%

Total segment revenue	1,068.7	100.0%	1,042.0	100.0%	26.7	2.6%
Cost of goods sold	584.5	54.7%	554.0	53.2%	30.5	5.5%

Gross profit	484.2	45.3%	488.0	46.8%	(3.8)	-0.8%
Operating expenses	412.8	38.6%	397.6	38.1%	15.2	3.8%

Segment operating earnings	$71.4	6.7%	$90.4	8.7%	$(19.0)	-21.0%

Total segment revenue in 2003 increased $26.7 million, or 2.6%, over prior-year levels, primarily due to $26.5 million of currency translation. Increases from sales of new products and gains from higher pricing were largely offset by lower sales volumes. Higher year-over-year sales in the North American franchised dealer operations and in the Snap-on Dealer Group’s international markets, were partially offset by significantly lower sales of large platform-based diagnostics through the company’s technical representatives (“tech rep”) organization. The sales growth in the North American franchised dealer operations in 2003 reflects sales gains by dealers to their customers – automotive technicians and mechanics. In the Snap-on Dealer Group’s international markets, sales were up $17.7 million year over year, including $16.3 million from currency translation.

Segment gross profit in 2003 of $484.2 million decreased $3.8 million, or 150 basis points as a percentage of total segment revenue, from prior-year levels. Costs of $18.7 million for restructuring activities, increased costs for pension, other retirement and insurance of $4.5 million, and higher year-over-year freight costs of $2.5 million, lowered segment gross profit in 2003. Production inefficiencies, as well as expenses incurred in the fourth quarter of 2003 associated with the relocation of production from the closure of two hand-tool plants, and inventory-related costs, adversely impacted 2003 operating earnings by $7.1 million. In 2003, benefits from favorable net pricing and the success of new products, partially offset by the impact of lower sales of large-platform diagnostics sold through the tech rep organization and inflationary cost increases, contributed $10.6 million to segment gross profit. Segment gross profit in 2003 also benefited from currency translation of $6.9 million, productivity and cost savings of $5.3 million and LIFO benefits of $6.1 million from lower inventory levels. Gross profit in 2002 also included $0.3 million of restructuring-related costs to complete 2001 restructuring initiatives.

Segment operating expenses in 2003 increased $15.2 million, or 50 basis points as a percentage of total segment revenue. The $15.2 million increase in operating expenses includes $8.2 million of currency translation, $6.6 million for higher pension, other retirement and insurance costs, and higher freight and catalog expenses of $2.5 million and $2.0 million, respectively. In 2003, the Snap-on Dealer Group also incurred costs for restructuring activities of $2.2 million and higher year-over-year costs of $1.7 million for continued investment in the company’s dealer expansion and enhancement initiative. Costs incurred for this initiative generally included higher dealer turnover costs to address low-performing dealers, as well as higher costs for new dealer training, recruiting and other dealer expansion costs. These increases in 2003 operating expenses were partially offset by productivity and cost savings of $3.2 million and lower bad debt expense of $3.1 million. Operating expenses in 2002 included a net benefit of $2.5 million from the favorable resolution of a patent infringement matter and also included $1.6 million of costs to complete 2001 restructuring initiatives. As a result of these factors, segment operating earnings in 2003 decreased $19.0 million, or 200 basis points as a percentage of total segment revenue, as compared to 2002.

Commercial and Industrial Group

(Dollars in millions)	2003		2002		Increase/ (Decrease)
External revenue	$916.5	88.0%	$857.6	88.1%	$58.9	6.9%
Intersegment revenue	124.9	12.0%	116.2	11.9%	8.7	7.5%

Total segment revenue	1,041.4	100.0%	973.8	100.0%	67.6	6.9%
Cost of goods sold	689.6	66.2%	625.5	64.2%	64.1	10.3%

Gross profit	351.8	33.8%	348.3	35.8%	3.5	1.0%
Operating expenses	336.5	32.3%	304.4	31.3%	32.1	10.5%

Segment operating earnings	$15.3	1.5%	$43.9	4.5%	$(28.6)	-65.1%

Total segment revenue in 2003 increased $67.6 million, or 6.9%, over prior-year levels, including $82.0 million of currency translation. In 2003, higher sales of equipment for the European vehicle service marketplace, reflecting the success of new product introductions over the past three years, were offset by sales declines in industrial tools, principally in such sectors as aerospace, aviation, general manufacturing and non-residential construction, and lower sales of power tools to the Snap-on Dealer Group. In addition, lower sales of equipment in North America, reflecting the sustained weak economic conditions in the manufacturing and capital goods marketplace and the disruption caused by the launch of the TAG direct sales organization in the second quarter of 2003, also impacted the year-over-year sales comparisons.

Segment gross profit in 2003 of $351.8 million was up $3.5 million from 2002 levels, but decreased 200 basis points as a percentage of total segment revenue. Benefits realized from currency translation of $22.3 million, primarily due to the sourcing of a significant portion of tool and equipment products from Sweden and Canada, and savings from restructuring and Lean initiatives of $8.5 million, were partially offset by $11.5 million from lower sales, general cost increases and unfavorable sales mix (primarily lower sales of high-margin industrial tools and equipment), including the impact related to the start-up of the new TAG organization. In 2003, segment gross profit was lowered by $9.3 million of unfavorable manufacturing absorption and inventory-related costs, net of LIFO benefits of $6.1 million from lower inventory levels. Segment gross profit in 2003 was also lowered by $3.6 million of costs for restructuring activities, including $2.6 million related to the closure of the two U.S. hand-tool facilities, and by $3.0 million in higher year-over-year costs for pension, other retirement and insurance.

Segment operating expenses in 2003 increased $32.1 million, or 100 basis points as a percentage of total segment revenue. The increase in operating expenses includes $24.9 million of currency translation and $7.8 million in general cost increases, including costs associated with the TAG start-up. The increase in 2003 operating expenses also includes $2.0 million of costs for restructuring activities, $6.5 million in higher year-over-year costs for pension, other retirement and insurance, and $1.9 million for increased health care costs and costs to terminate certain life insurance programs. Savings of $8.3 million from restructuring activities offset these increases in year-over-year operating expenses. Operating expenses in 2002 included $4.9 million of costs to complete restructuring actions initiated in 2001. Operating expenses in 2002 also included a net benefit of $2.1 million from the favorable resolution of a patent infringement matter partially offset by a provision for certain contractual matters. As a result of these factors, segment operating earnings in 2003 decreased $28.6 million, or 300 basis points as a percentage of total segment revenue, as compared to 2002.

Diagnostics and Information Group

(Dollars in millions)	2003		2002		Increase/ (Decrease)
External revenue	$272.6	68.8%	$238.6	60.5%	$34.0	14.2%
Intersegment revenue	123.8	31.2%	155.7	39.5%	(31.9)	-20.	5%

Total segment revenue	396.4	100.0%	394.3	100.0%	2.1	0.5%
Cost of goods sold	267.7	67.5%	265.7	67.4%	2.0	0.8%

Gross profit	128.7	32.5%	128.6	32.6%	0.1	0.1%
Operating expenses	109.1	27.6%	102.3	25.9%	6.8	6.6%

Segment operating earnings	$19.6	4.9%	$26.3	6.7%	$(6.7)	-25.	5%

Total segment revenue in 2003 increased $2.1 million over prior-year levels, including $9.0 million of currency translation. Incremental sales from the acquisition of NEXIQ Technologies, and higher year-over-year sales to new vehicle dealerships under facilitation agreements, in which Snap-on provides product procurement, distribution and administrative support to customers for their dealerships’ equipment programs, were offset by a decline in sales of equipment and large platform-based diagnostics in North America, primarily in products sold through the Snap-on Dealer Group’s tech rep organization. In addition, the Diagnostics and Information Group transferred production of certain European equipment products to the Commercial and Industrial Group, which reduced its intersegment sales for these products.

Segment gross profit of $128.7 million in 2003 was up $0.1 million, but decreased 10 basis points as a percentage of total segment revenue. The increase in year-over-year gross profit includes $3.5 million of benefits primarily from the realignment of production capabilities in certain European equipment lines and $3.2 million from currency translation. These increases, along with benefits from favorable net pricing, new product sales and LIFO benefits of $1.8 million from lower inventory levels, were partially offset by the combined net impact of a shift in product mix that included lower year-over-year sales of higher margin equipment and large-platform diagnostics and higher year-over-year sales in the lower margin facilitation business. Gross profit in 2003 was also adversely impacted by lower manufacturing cost absorption and $3.6 million in costs for restructuring activities, including $3.5 million of costs incurred in the fourth quarter of 2003 associated with the closing of the large-platform diagnostics facility.

Segment operating expenses in 2003 increased $6.8 million, or 170 basis points as a percentage of total segment revenue. The increase in operating expenses in 2003 included $9.3 million from new product sales expenses and expenses associated with the increased sales in the facilitation business, as well as $2.9 million of currency translation. In addition, year-over-year segment operating expenses included $1.6 million for higher pension, other retirement and insurance costs. These increases in 2003 operating expenses were partially offset by $3.8 million of benefits primarily from the realignment of production capabilities in certain European equipment lines and by $2.5 million from the fourth-quarter 2003 sales of certain facilities. Operating expenses in 2002 included $2.6 million for the write-down of a receivable related to the closure of auto service centers associated with a major retailer’s bankruptcy. Segment operating expenses in 2002 were also lowered by $1.9 million from the reversal of excess restructuring accruals. As a result of these factors, segment operating earnings in 2003 decreased $6.7 million, or 180 basis points as a percentage of total segment revenue, as compared to 2002.

Financial Condition

Liquidity

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations, coupled with its sources of borrowings, are sufficient to fund its anticipated requirements for working capital, capital expenditures and restructuring activities, acquisitions, common stock repurchases, scheduled debt repayments and dividend payments. Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost. As of the date of the filing of this Form 10-K, Snap-on’s long-term debt and commercial paper was rated A2 and P-1 by Moody’s Investors Service and A and A-1 by Standard & Poor’s. Snap-on believes that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.

The following discussion focuses on information included in the accompanying Consolidated Balance Sheets.

Snap-on has been focused on improving asset utilization by making more effective use of its investment in certain working capital items. Termed “working investment,” the company uses this measure to assess management’s operating performance and effectiveness relative to those components of working capital that are more directly impacted by operational decisions. As of January 1, 2005, working investment of $689.0 million was down $19.2 million from $708.2 million at year-end 2003. The following represents the company’s working investment position as of January 1, 2005, and January 3, 2004:

(Amounts in millions)	2004	2003
Accounts receivable - net of allowances	$542.0	$546.8
Inventories	341.9	351.1
Less: Accounts payable	(194.9)	(189.7)

Total working investment	$689.0	$708.2

Accounts receivable at the end of 2004 was $542.0 million, down $4.8 million from year-end 2003 levels, notwithstanding an increase of $22.0 million from currency translation. At the end of 2004, days sales outstanding improved to 81 days from 88 days at January 3, 2004.

Inventories totaled $341.9 million at the end of 2004, down $9.2 million from year-end 2003 levels, including an increase of $17.5 million from currency translation. Inventories accounted for using the FIFO cost method as of January 1, 2005, and January 3, 2004, approximated 65% and 69% of total inventories. All other inventories are generally accounted for using the LIFO cost method. The company’s LIFO reserve declined from $81.8 million at January 3, 2004, to $76.3 million at January 1, 2005. Inventory turns at January 1, 2005, were 3.9 turns, as compared to 3.6 turns at year-end 2003.

Total notes payable and long-term debt was $331.0 million at the end of 2004, as compared to $333.2 million at year-end 2003. Cash and cash equivalents were $150.0 million as of January 1, 2005, and $96.1 million at the end of fiscal 2003. The increase in cash and cash equivalents was primarily due to cash flows from operating activities.

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

Notes payable to banks under bank lines of credit totaled $2.5 million and $4.9 million at the end of 2004 and 2003. At the end of 2004 and 2003, Snap-on had commercial paper outstanding of $25.0 million. The company currently anticipates that it will continue to have positive cash flow and debt reduction for the foreseeable future and, as a result, commercial paper borrowings are included in “Notes payable and current maturities of long-term debt” on the accompanying Consolidated Balance Sheets.

At January 1, 2005, Snap-on had a $400 million multi-currency revolving credit facility that terminates on July 27, 2009. This $400 million facility replaced Snap-on’s $408 million of multi-currency revolving credit facilities. The $400 million multi-currency revolving credit facility’s financial covenant requires that Snap-on maintain a ratio of debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00. As of the date of this document, Snap-on believes it is in compliance with all covenants of this revolving credit facility.

At January 1, 2005, Snap-on also had $20 million of unused committed bank lines of credit, of which $10 million expires on July 31, 2005, and $10 million expires on August 31, 2005. At January 1, 2005, Snap-on had approximately $395 million of unused available debt capacity under the terms of its revolving credit facility and committed bank lines of credit.

Snap-on maintains sufficient committed lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facility and committed lines of credit. The company accesses short-term debt markets, predominantly through commercial paper issuances, to fund its short-term requirements and to ensure near-term liquidity. Near-term liquidity requirements for Snap-on in 2005 include $100.3 million in scheduled debt repayments, funding of its restructuring activities, investments in capital expenditures, payments of dividends and share repurchases. As funding needs are determined to be of a longer-term nature, Snap-on could access medium- and long-term debt markets, as appropriate, to refinance short-term borrowings and, thus, replenish its short-term liquidity. Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs. For additional information on Snap-on’s debt and credit facilities, refer to Note 10 of the Consolidated Financial Statements.

The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flows.

Cash flow from operating activities was $146.8 million in 2004, including a $63.6 million voluntary U.S. pension contribution and a $10.0 million payment to the U.S. Department of Justice pursuant to an agreement to resolve a government audit relating to two contracts with the GSA, partially offset by a $10.7 million income tax refund, primarily resulting from a $78.2 million voluntary U.S. pension contribution made in the fourth quarter of 2003. Cash flow from operating activities in 2003 was $177.0 million, including $92.2 million in pension plan contributions. Cash flow from operating activities in 2002 was $224.1 million. The consolidation of SOC as of January 4, 2004, did not have a material impact on cash flow.

Depreciation in 2004 was $58.5 million, compared with $58.2 million in 2003 and $49.9 million in 2002. Amortization expense was $2.5 million in 2004, $2.1 million in 2003 and $1.8 million in 2002.

Capital expenditures in 2004 were $38.7 million, compared to $29.4 million in 2003 and $45.8 million in 2002. The declines in capital expenditures since 2002 reflect focused capital spending on investments in growth projects and the benefits of Lean initiatives and other cost reduction activities that have reduced the manufacturing footprint. Capital expenditures in all three years reflect new product, quality and cost-reduction capital investments, as well as ongoing replacements and upgrades of manufacturing and distribution facilities and equipment. Snap-on anticipates that 2005 capital expenditures will approximate $40 million to $45 million, of which two-thirds is expected to be used for investments relating to new products, quality enhancement or cost reduction. Snap-on believes that its cash generated from operations, as well as the funds available from its credit facilities, will be sufficient to fund the company’s capital expenditure requirements in 2005.

In the second quarter of 2004, Snap-on sold, at book value, its 70% interest in Texo s.r.l., a European manufacturer and developer of vehicle lifts, for approximately $0.6 million.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. In 2004, Snap-on repurchased 1,200,000 shares of common stock for $38.2 million under its previously announced share repurchase programs. As of January 1, 2005, Snap-on has remaining availability to repurchase up to an additional $127.9 million in common stock pursuant to the Board of Directors’ authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on repurchased 450,000 shares of common stock for $12.5 million in 2003 and 405,000 shares of common stock for $12.2 million in 2002. Snap-on believes that its cash generated from operations, as well as the funds available from its credit facilities, will be sufficient to fund the company’s share repurchases in 2005.

In June 2003, Snap-on received proceeds of $5.1 million for the termination of a $25 million interest rate swap that was a fair value hedge for a portion of its $200 million, 6.25% long-term notes. The $5.1 million is being amortized to income using the effective interest rate method over the remaining life of the notes, which mature on August 15, 2011. At the same time, Snap-on entered into a new $25 million interest rate swap to hedge that same portion of these notes.

Snap-on has paid quarterly cash dividends, without interruption or decline, since 1939. Cash dividends paid in 2004, 2003 and 2002 totaled $57.7 million, $58.2 million and $56.5 million.

	2004	2003	2002
Cash dividends paid per common share	$1.00	$1.00	$0.97
Cash dividends paid as a percent of
prior-year retained earnings	5.3%	5.5%	5.6%

Snap-on believes that its cash generated from operations, as well as the funds available from its credit facilities, will be sufficient to pay dividends in 2005.

Contractual Obligations and Commitments

A summary of Snap-on’s future contractual obligations and commitments as of January 1, 2005, is as follows:

(Amounts in millions)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual obligations:
Long-term debt	$303.5	$100.3	$--	$--	$203.2
Interest on fixed rate debt	87.7	17.5	25.0	25.0	20.2
Operating leases	141.3	31.6	36.6	21.4	51.7
Purchase obligations	6.3	6.3	--	--	--

Total	$538.8	$155.7	$61.6	$46.4	$275.1

At January 1, 2005, $14.8 million of loans originated by SOC have a primary recourse provision to Snap-on if the loans become more than 90 days past due. For information on SOC, long-term debt and operating leases see Notes 9, 10 and 17 of the Consolidated Financial Statements.

Environmental Matters

Snap-on is subject to various federal, state and local government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Snap-on’s policy is to comply with these requirements, and the company believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with its business. Some risk of environmental damage is, however, inherent in some of Snap-on’s operations and products, as it is with other companies engaged in similar businesses.

Snap-on is and has been engaged in the handling, manufacture, use and disposal of many substances classified as hazardous or toxic by one or more regulatory agencies. The company believes that, as a general matter, its handling, manufacture, use and disposal of these substances are in accordance with environmental laws and regulations. It is possible, however, that future knowledge or other developments, such as improved capability to detect substances in the environment or increasingly strict environmental laws and standards and enforcement policies, could bring into question the company’s handling, manufacture, use or disposal of these substances.

Consolidated Joint Venture

SOC, a 50%-owned joint venture between Snap-on and CIT, provides a broad range of financial services to Snap-on’s U.S. dealer and customer network and to Snap-on’s industrial and other customers. Snap-on began consolidating SOC as of January 4, 2004, the beginning of Snap-on’s 2004 fiscal year, as a result of the adoption of FIN No. 46R. Snap-on previously accounted for SOC using the equity method. Snap-on and CIT have identical voting and participation rights and responsibilities in SOC. Refer to Notes 2 and 9 of the Consolidated Financial Statements for additional information.

By establishing SOC, Snap-on effectively outsourced its domestic captive credit function to SOC. Snap-on receives royalty and management fee income from SOC based on the volume of financings originated by SOC. Snap-on also shares ratably with CIT in any residual net profit or loss of the joint venture after operating expenses, including royalty and management fees, interest costs and credit loss provisions. Snap-on provides extended-term financing internationally through its wholly owned finance subsidiaries.

SOC sells substantially all of its originated contracts on a limited recourse basis to CIT, net of certain fees. SOC continues to service these contracts for an estimated market-rate servicing fee. In 2004, SOC originated contracts totaling $481.2 million, compared to $522.4 million in 2003 and $506.3 million in 2002.

Financial information regarding SOC loan originations is as follows:

(Dollars in millions)	2004	2003	2002
Originations:
Extended-credit receivables	$371.9	$381.8	$361.9
Equipment leases	44.5	38.6	40.1
Dealer financing	64.8	102.0	104.3

Total	$481.2	$522.4	$506.3

Number of accounts outstanding:
Extended-credit receivables	183,502	186,356	181,567
Equipment leases	12,823	13,476	14,754
Dealer financing	3,866	3,765	3,214

Total	200,191	203,597	199,535

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions against Snap-on (primarily for dealer van loans). At January 1, 2005, and January 3, 2004, $14.8 million and $14.1 million of loans, with terms ranging from six months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of January 1, 2005, was not material.

CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis, with a combined maximum borrowing limit not to exceed $24 million. As of January 1, 2005, SOC owed both Snap-on and CIT $0.5 million each pursuant to this agreement.

Snap-on’s exposure related to SOC as of January 1, 2005, was its $6.1 million investment and the $0.5 million working capital loan plus the recourse obligations on customer financings, both discussed above. CIT’s investment in SOC of $6.1 million as of January 1, 2005, is included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.

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

Foreign Currency Risk Management

Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations and restrictions on movement of funds. Foreign exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments to protect the residual net anticipated exposures. Snap-on’s financial position and results of operations have not been materially affected by such events to date. For additional information, refer to Note 11 of the Consolidated Financial Statements.

Interest Rate Risk Management

Snap-on’s interest rate risk management policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities. For additional information, refer to Note 11 of the Consolidated Financial Statements.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at January 1, 2005, was $0.6 million on interest rate-sensitive financial instruments and $0.7 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information and other financial and qualitative factors that may affect the borrower’s ability to repay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC loan originations with recourse provisions against Snap-on (primarily for dealer van loans). At January 1, 2005, $14.8 million of loans originated by SOC have a recourse provision to Snap-on if the loans become more than 90 days past due. For additional information on SOC, refer to the section entitled “Consolidated Joint Venture” in this Management’s Discussion and Analysis and to Note 9 of the Consolidated Financial Statements.

Economic Risk

Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. Snap-on continually monitors its exposure in these markets. Snap-on’s Commercial and Industrial Group includes a hand-tool manufacturing facility in Argentina with net assets of approximately $11 million as of January 1, 2005. Due to economic instability in Argentina, Snap-on resized its operations there in 2001 and will continue to assess Argentina’s economic situation to determine if any future actions or impairment write-downs are warranted.

As a result of the above market, credit and economic risks, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. Inflation has not had a significant impact on the company.

Other Matters

Acquisitions

In 2002, Snap-on acquired full ownership of two business operations for $7.9 million. The purchase price paid plus the liabilities assumed exceeded the fair value of the tangible and intangible assets acquired by approximately $3.7 million. Each of the acquisitions provided Snap-on with a complementary product line, new customer relationships, access to additional distribution and/or an extended geographic reach. Pro forma financial information has not been presented, as the effects of these businesses, individually and in the aggregate, were not material.

Government Contract Matters

On July 23, 2004, Snap-on reached an agreement with the U.S. Department of Justice to resolve the government audit, previously discussed in the company’s 2003 Annual Report and Form 10-K, relating to two contracts with the GSA. Snap-on agreed to settle the claims over the interpretation and application of the price reduction and billing provisions of these two contracts for sales from March 1996 through the July 23, 2004, settlement date for $10.0 million. Snap-on incurred a pretax charge of $3.6 million, or $0.04 per diluted share, in the second quarter of 2004 for costs not previously accrued. Snap-on remitted the $10.0 million cash settlement to the U.S. Department of Justice on August 5, 2004. On February 8, 2005, the GSA requested information from Snap-on to evaluate possible administrative action.

Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 of the Consolidated Financial Statements.

Critical Accounting Policies

The consolidated financial statements and related notes contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates are generally based on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results could differ from those estimates. Snap-on considers the following policies to be the most critical in understanding the judgments that are involved in the preparation of the company’s consolidated financial statements and the uncertainties that could impact the company’s financial position, results of operations and cash flows.

Allowances for Doubtful Accounts: Snap-on’s accounts receivable are reported net of estimated bad debt allowances, which are regularly evaluated by management for adequacy. The evaluations take into consideration various financial and qualitative factors that may affect customers’ ability to pay. These factors may include customers’ financial condition, collateral, debt-servicing capacity, past payment experience and credit bureau information. Snap-on regularly reviews the estimation process and adjusts the allowances as appropriate. It is possible, however, that the accuracy of Snap-on’s estimation process could be adversely impacted if the financial condition of its customers were to deteriorate. We do not believe Snap-on’s accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas.

Inventory Valuation: Snap-on values its inventory at the lower of cost or market and adjusts for the value of inventory that is estimated to be excess, obsolete or otherwise unmarketable. Inventory adjustments for raw materials are largely based on analysis of raw material age and actual physical inspection of raw material for fitness for use. As part of evaluating work-in-progress and finished goods, management reviews individual product SKUs by product category and product life cycle. Cost adjustments for each product category/product life-cycle state are generally established and maintained based on a combination of historical experience, forecasted sales and promotions, technological obsolescence, inventory age and other actual known conditions and circumstances. Should actual product marketability and raw material fitness for use be affected by conditions that are different from management estimates, further adjustments to inventory allowances may be required.

Warranty Accruals: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. For additional information on Snap-on’s warranty accrual, refer to Note 17 of the Consolidated Financial Statements.

Pension Benefits: The calculation of Snap-on’s pension expense and projected benefit obligation requires the use of a number of assumptions. Changes in these assumptions are primarily influenced by factors outside of Snap-on’s control and can have a significant effect on the amounts reported in the financial statements. Snap-on believes that the two most critical assumptions are the expected return on plan assets and the assumed discount rate.

For a discussion of the development of Snap-on’s expected return on plan assets assumption, refer to Note 13 of the Consolidated Financial Statements. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected rate of return assumption for Snap-on’s domestic pension plan assets by 0.5% would increase Snap-on’s 2005 domestic pension expense by approximately $3 million. At year-end 2004, Snap-on’s domestic plan assets comprised approximately 90% of Snap-on’s worldwide pension plan assets.

Snap-on establishes the discount rate using the current rates earned on long-term bonds with a Moody’s Aa rating. Pension expense and projected benefit obligation both increase as the discount rate is reduced. Lowering Snap-on’s domestic discount rate assumption by 0.5% would increase Snap-on’s 2005 domestic pension expense and projected benefit obligation by approximately $3 million and $43 million, respectively. At year-end 2004, Snap-on’s domestic projected benefit obligation comprised approximately 84% of Snap-on’s worldwide projected benefit obligation.

Income Taxes: The company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. While the company has considered future taxable income and ongoing prudent and feasible tax strategies in assessing the need for the valuation allowance, if these estimates and assumptions change in the future, the company may be required to adjust its valuation allowance. This could result in a charge to, or an increase in, income in the period such determination is made.

In addition, the company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter.

Outlook

Substantial transformation has already occurred in reducing plant redundancies and improving manufacturing processes through the application of Lean business tools in the last few years. This transformation provides a solid foundation to build upon for the future. Through its ongoing commitment to the use of Lean tools, Snap-on anticipates further strengthening its marketplace competitiveness and enhancing customer responsiveness.

In 2005, as part of longer-term ongoing initiatives, Snap-on expects to focus efforts on improving customer service levels, particularly those relating to production issues in our U.S. hand-tool plants, reducing complexities and associated costs throughout our organization, strengthening and growing our U.S. dealer van franchise system, delivering continued improvements in our global Commercial and Industrial businesses, and further enhancing our leading marketplace position for diagnostics and information products.

There will be costs associated with a number of these actions anticipated to occur throughout 2005. Primarily as a result of the accelerated pace for staffing and other cost reduction efforts, we expect first-quarter 2005 results to include charges of approximately $10 million to $12 million. For all of 2005, we expect restructuring costs to total approximately $20 million to $25 million. These costs notwithstanding, we expect earnings in 2005 to show an improving trend and to exceed full-year 2004 earnings.

Safe Harbor

Statements in this document that are not historical facts, including statements (i) that include the words “expects,” “targets,” “plans,” “intends,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on or its management; (ii) specifically identified as forward-looking; or (iii) describing Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Snap-on or its representatives may also make similar forward-looking statements from time to time orally or in writing. Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and that management believes such assumptions and estimates to be reasonable as of the date of this document. However, these statements are subject to risks, uncertainties or other factors, including some events that may not be within the control of the company, that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Some of these factors are discussed below, as well as elsewhere in this document, and in other Snap-on Securities and Exchange Commission filings.

These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally, and the timing and progress with which Snap-on can attain savings from cost reduction actions, including its ability to implement and complete planned reductions in workforce, achieve improvements in the company’s manufacturing footprint, successfully manage relationships with suppliers, achieve improvements in supply chain efficiencies, and enhance machine maintenance, plant productivity, and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher cost and lost revenues. These risks also include uncertainties related to Snap-on’s capability to retain and attract dealers, capture new business, introduce successful new products, as well as its ability to withstand disruption arising from planned facility closures, or other labor interruptions, and external negative factors including terrorist disruptions on business; potential changes in trade, monetary and fiscal policies, regulatory reporting requirements, laws and regulations, or other activities of governments or their agencies, including military actions and such aftermath that might occur; the absence of significant changes in the current competitive environment, inflation and other monetary fluctuations, interest rates, legal proceedings, and energy and raw material supply and pricing (including steel), supplier and contract manufacturer disruptions, the amount of Snap-on’s general and administrative expenses (e.g. health care and/or pension costs) or the material worsening of economic situations around the world, particularly in North America and/or Europe, its ability to increase prices due to higher raw material costs, and the effect of new accounting standards and/or legislation. In addition, investors should be aware that accounting principles generally accepted in the United States of America prescribe when a company should reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when an accrual is established for a major contingency. Reported results, therefore, may appear to be volatile in certain accounting periods.

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

Consolidated Statements of Earnings

(Amounts in millions, except per share data)	2004	2003	2002
Net sales	$2,329.1	$2,233.2	$2,109.1
Financial services revenue	78.1	--	--

Total revenue	2,407.2	2,233.2	2,109.1
Cost of goods sold	(1,319.8)	(1,268.5)	(1,144.2)
Operating expenses	(945.1)	(858.4)	(804.3)
Net finance income	--	43.8	37.7

Operating earnings	142.3	150.1	198.3
Interest expense	(23.0)	(24.4)	(28.7)
Other income (expense) - net	1.1	(9.0)	(8.4)

Earnings before income taxes	120.4	116.7	161.2
Income tax expense	(38.7)	(38.0)	(58.0)

Earnings before cumulative effect of change in
accounting principle	81.7	78.7	103.2
Cumulative effect of a change in accounting principle,
net of tax	--	--	2.8

Net earnings	$81.7	$78.7	$106.0

Net earnings per share - basic
Earnings before cumulative effect of change in
accounting principle	$1.41	$1.35	$1.77
Cumulative effect of a change in accounting principle,
net of tax	--	--	0.05

Net earnings per share - basic	$1.41	$1.35	$1.82

Net earnings per share - diluted
Earnings before cumulative effect of change in
accounting principle	$1.40	$1.35	$1.76
Cumulative effect of a change in accounting principle,
net of tax	--	--	0.05

Net earnings per share - diluted	$1.40	$1.35	$1.81

Weighted-average shares outstanding
Basic	57.9	58.2	58.2
Effect of dilutive options	0.4	0.2	0.3

Diluted	58.3	58.4	58.5

See Notes to Consolidated Financial Statements

Consolidated Balance Sheets

(Amounts in millions, except share data)	January 1, 2005	January 3, 2004
ASSETS
Current assets
Cash and cash equivalents	$150.0	$96.1
Accounts receivable - net of allowances	542.0	546.8
Inventories	341.9	351.1
Deferred income tax benefits	77.1	71.4
Prepaid expenses and other assets	81.6	66.3

Total current assets	1,192.6	1,131.7
Property and equipment - net	313.6	328.6
Deferred income tax benefits	9.4	16.1
Goodwill	441.1	417.6
Other intangibles - net	70.0	69.5
Pension assets	159.7	76.8
Other assets	103.7	98.2

Total assets	$2,290.1	$2,138.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$194.9	$189.7
Notes payable and current maturities of long-term debt	127.8	30.2
Accrued benefits	34.5	35.3
Accrued compensation	57.2	49.2
Dealer deposits	46.9	49.9
Deferred subscription revenue	26.2	20.6
Income taxes	21.9	20.1
Other accrued liabilities	164.8	172.2

Total current liabilities	674.2	567.2
Long-term debt	203.2	303.0
Deferred income taxes	76.5	34.3
Retiree health care benefits	89.0	89.3
Pension liabilities	73.3	74.2
Other long-term liabilities	63.2	59.6

Total liabilities	1,179.4	1,127.6

Shareholders' equity
Preferred stock - authorized 15,000,000 shares of $1 par value; none outstanding	--	--
Common stock - authorized 250,000,000 shares of $1 par value; issued
67,004,903 and 66,956,246 shares	67.0	67.0
Additional paid-in capital	105.8	94.5
Retained earnings	1,108.7	1,084.7
Accumulated other comprehensive income (loss)	129.1	38.6
Grantor stock trust at fair market value - 4,278,561 and 5,007,809 shares	(147.0)	(159.2)
Treasury stock at cost - 4,974,764 and 3,774,764 shares	(152.9)	(114.7)

Total shareholders' equity	1,110.7	1,010.9

Total liabilities and shareholders' equity	$2,290.1	$2,138.5

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders' Equity and Comprehensive Income

(Amounts in millions, except share data)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Grantor Stock Trust	Treasury Stock	Total Shareholders' Equity
Balance at December 29, 2001	66,847,107	$66.8	$108.0	$1,014.7	$(120.6)	$(203.0)	$(90.1)	$775.8
Comprehensive income (loss):
Net earnings for 2002				106.0				106.0
Foreign currency translation					55.5			55.5
Mark to market for cash flow hedges, net
of tax of $1.0 million (net unrealized holding
losses of $2.5 million and net losses
reclassed to net income of $1.2 million)					(1.3)			(1.3)
Minimum pension liability,
net of tax of $36.8 million					(57.4)			(57.4)

Total comprehensive income								102.8

Cash dividends - $0.97 per share				(56.5)				(56.5)
Dividend reinvestment plan	45,649	0.1	1.3					1.4
Stock compensation plans	4,750		1.4					1.4
Grantor stock trust - 661,468 shares						16.1		16.1
Share repurchase - net of reissuance -
403,027 shares							(12.2)	(12.2)
Tax benefit from certain
stock options			1.6					1.6
Adjustment of grantor stock trust
to fair market value			(39.4)			39.4		--

Balance at December 28, 2002	66,897,506	66.9	72.9	1,064.2	(123.8)	(147.5)	(102.3)	830.4
Comprehensive income (loss):
Net earnings for 2003				78.7				78.7
Foreign currency translation					131.5			131.5
Mark to market for cash flow hedges, net
of tax of $1.0 million (net unrealized holding
gains of $1.1 million and net losses
reclassed to net income of $0.5 million)					1.6			1.6
Minimum pension liability, net of tax of
$17.8 million					29.3			29.3

Total comprehensive income								241.1

Cash dividends - $1.00 per share				(58.2)				(58.2)
Dividend reinvestment plan	54,504	0.1	1.5					1.6
Stock compensation plans	4,236		0.1					0.1
Grantor stock trust - 314,168 shares						7.9		7.9
Share repurchase - net of reissuance -
448,302 shares							(12.4)	(12.4)
Tax benefit from certain stock options			0.4					0.4
Adjustment of grantor stock trust to fair
market value			19.6			(19.6)		--

Balance at January 3, 2004	66,956,246	67.0	94.5	1,084.7	38.6	(159.2)	(114.7)	1,010.9
Comprehensive income (loss):
Net earnings for 2004				81.7				81.7
Foreign currency translation					65.9			65.9
Mark to market for cash flow hedges, net
of tax of $0.9 million (net unrealized holding
gains of $1.1 million and net losses
reclassed to net income of $0.4 million)					1.5			1.5
Minimum pension liability, net of tax of
$14.3 million					23.1			23.1

Total comprehensive income								172.2

Cash dividends - $1.00 per share				(57.7)				(57.7)
Dividend reinvestment plan	42,881		1.4					1.4
Stock compensation plans	5,776		0.2					0.2
Grantor stock trust - 729,248 shares						20.1		20.1
Share repurchase - 1,200,000 shares							(38.2)	(38.2)
Dealer stock purchase plan discount			0.1					0.1
Accelerated vesting of stock options			0.4					0.4
Tax benefit from certain stock options			1.3					1.3
Adjustment of grantor stock trust to fair
market value			7.9			(7.9)		--

Balance at January 1, 2005	67,004,903	$67.0	$105.8	$1,108.7	$129.1	$(147.0)	$(152.9)	$1,110.7

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

(Amounts in millions)	2004	2003	2002
Operating activities
Net earnings	$81.7	$78.7	$106.0
Adjustments to reconcile net earnings to net cash provided (used)
by operating activities:
Cumulative effect of a change in accounting principle, net of tax	--	--	(2.8)
Depreciation	58.5	58.2	49.9
Amortization of other intangibles	2.5	2.1	1.8
Deferred income tax provision	21.6	9.9	33.5
Loss (gain) on sale of assets	(2.8)	0.2	(0.3)
Loss (gain) on mark to market for cash flow hedges	1.5	1.6	(1.3)
Changes in operating assets and liabilities, net of effects
of acquisitions:
(Increase) decrease in receivables	47.3	64.3	42.5
(Increase) decrease in inventories	23.7	60.7	25.8
(Increase) decrease in prepaid and other assets	(81.9)	(68.9)	33.0
Increase (decrease) in accounts payable	(9.6)	4.4	22.1
Increase (decrease) in accruals and other liabilities	4.3	(34.2)	(86.1)

Net cash provided by operating activities	146.8	177.0	224.1

Investing activities
Capital expenditures	(38.7)	(29.4)	(45.8)
Acquisitions of businesses - net of cash acquired	--	0.1	(7.9)
Proceeds from disposal of property and equipment	17.3	8.7	6.0
Proceeds from disposition of business	0.6	--	--

Net cash used in investing activities	(20.8)	(20.6)	(47.7)

Financing activities
Payment of long-term debt	(0.5)	(0.3)	(1.9)
Net decrease in short-term borrowings	(2.9)	(28.9)	(116.0)
Purchase of treasury stock	(38.2)	(12.5)	(12.2)
Proceeds from stock purchase and option plans	23.6	10.0	20.5
Proceeds from termination of interest rate swap agreement	--	5.1	--
Cash dividends paid	(57.7)	(58.2)	(56.5)

Net cash used in financing activities	(75.7)	(84.8)	(166.1)
Effect of exchange rate changes on cash and cash equivalents	3.6	6.1	1.4

Increase in cash and cash equivalents	53.9	77.7	11.7
Cash and cash equivalents at beginning of year	96.1	18.4	6.7

Cash and cash equivalents at end of year	$150.0	$96.1	$18.4

Supplemental cash flow disclosures
Cash paid for interest	$22.9	$24.1	$29.9
Cash paid for income taxes	22.0	39.8	9.1

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1: Nature of Operations

Snap-on Incorporated (“Snap-on” or “the company”) was incorporated under the laws of the state of Wisconsin in 1920 and reincorporated under the laws of the state of Delaware in 1930. Snap-on is a leading global innovator, manufacturer and marketer of high-quality tool, diagnostic and equipment solutions for professional tool and equipment users. Product lines include a broad range of hand and power tools, tool storage, saws and cutting tools, pruning tools, vehicle service diagnostics equipment, vehicle service equipment, including wheel service, safety testing and collision repair equipment, vehicle service information, business management systems, equipment repair services, and other tool and equipment solutions. Snap-on’s customers include automotive technicians, vehicle service centers, manufacturers, industrial tool and equipment users, and those involved in commercial applications such as construction, electrical and agriculture. Products are sold through Snap-on’s franchised dealer van, company-direct, distributor and Internet sales channels.

Note 2: Summary of Accounting Policies

Principles of consolidation and presentation: The consolidated financial statements include the accounts of Snap-on, its majority-owned subsidiaries and, beginning in 2004, Snap-on Credit LLC (“SOC”), a 50%-owned joint venture with The CIT Group, Inc. (“CIT”). All significant intercompany accounts and transactions have been eliminated. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities (an interpretation of ARB No. 51),” which became effective for Snap-on at the beginning of its 2004 fiscal year. FIN No. 46R provides consolidation guidance regarding the identification of variable interest entities (“VIE”) for which control is achieved through means other than through voting rights. FIN No. 46R provides guidance in determining if a business enterprise is the primary beneficiary of a VIE and whether or not that business enterprise should consolidate the VIE for financial reporting purposes. Based on the company’s analysis of FIN No. 46R, the company concluded that Snap-on would consolidate SOC as of January 4, 2004, the beginning of Snap-on’s 2004 fiscal year. Snap-on previously accounted for SOC using the equity method. As Snap-on consolidated SOC on a prospective basis, previously issued financial statements have not been restated to reflect the consolidation of SOC. The impact of the consolidation of SOC on Snap-on’s consolidated balance sheet was not significant. Refer to Note 9 for additional information. In addition, as a result of the consolidation of SOC in fiscal 2004, Snap-on is reporting the results of its finance operations as a new business segment, “Financial Services.” Refer to Note 18 for additional information.

Financial services: Beginning in 2004, financial services revenue consists of SOC’s sales of originated contracts and service fee income, as well as installment contract revenue and dealer loan receivable revenue derived from SOC and Snap-on’s wholly owned international finance operations. Administrative expenses from Snap-on’s financial services business are included in “Operating expenses” on the accompanying Consolidated Statement of Earnings.

Net finance income: In 2003 and 2002, prior to the consolidation of SOC, net finance income consisted of royalty and management fees received from SOC based on the volume of financings originated by SOC, as well as installment contract revenue and dealer loan receivable revenue derived from Snap-on’s wholly owned international finance operations, net of administrative expenses. Administrative expenses related to Snap-on’s wholly owned international finance operations totaled $13.4 million in 2003 and $9.5 million in 2002.

Fiscal year accounting period: Snap-on’s fiscal year ends on the Saturday nearest December 31. The 2004 and 2002 fiscal years each contained 52 weeks and ended on January 1, 2005, and December 28, 2002. Snap-on’s 2003 fiscal year contained 53 weeks and ended on January 3, 2004.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition: Snap-on recognizes revenue when all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) delivery has occurred or services have been rendered. Snap-on establishes an accrual for estimated future product returns in the period in which the sale is recorded. Estimated returns are based upon past experience and include assumptions of the expected return period, gross profit margin, and volume of sales returns. Franchise fee revenue is recognized as the fees are earned; such revenue was not material in any year. Subscription revenue is deferred and recognized over the life of the subscription.

Research and engineering: Research and engineering costs are charged to expense in the year incurred. For 2004, 2003 and 2002, research and engineering costs totaled $60.8 million, $59.8 million and $57.1 million.

Shipping and handling: Amounts billed to customers for shipping and handling are included as a component of sales. Costs incurred by Snap-on for shipping and handling are generally included as a component of cost of goods sold when the costs relate to manufacturing activities. In 2004, 2003 and 2002, Snap-on incurred shipping and handling charges of $17.0 million, $15.9 million and $15.7 million that were recorded in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings. Shipping and handling costs incurred in conjunction with selling or distribution activities are generally included as a component of operating expenses. In 2004, 2003 and 2002, Snap-on incurred shipping and handling charges of $57.8 million, $50.3 million and $44.3 million that were recorded in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

Advertising and promotion: Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are generally expensed when incurred. For 2004, 2003 and 2002, advertising and promotion expense totaled $49.8 million, $51.0 million and $46.7 million.

Warranties: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. Refer to Note 17 for additional information.

Foreign currency translation: The financial statements of Snap-on’s foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Assets and liabilities of foreign subsidiaries are translated at current rates of exchange, and income and expense items are translated at the average exchange rate for the period. The resulting translation adjustments are recorded directly into “Accumulated other comprehensive income (loss)” in the accompanying Consolidated Balance Sheets. Foreign exchange transactions resulted in pretax losses of $0.7 million in 2004, $6.6 million in 2003 and $4.4 million in 2002. Foreign exchange transaction gains and losses are reported in “Other income (expense) — net” in the accompanying Consolidated Statements of Earnings.

Income taxes: Deferred income taxes are provided for temporary differences arising from differences in bases of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences at the tax rate expected to be in effect when the temporary differences reverse. Refer to Note 12 for additional information.

Minority interest: Minority interest in income of consolidated subsidiaries for 2004, 2003 and 2002 totaled $2.0 million, $3.1 million and $3.4 million and is included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. At the end of 2004 and 2003, minority interest in subsidiaries totaled $22.3 million and $16.0 million and is included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.

Derivatives: Snap-on utilizes derivative financial instruments, including interest rate swaps and foreign exchange contracts, to manage its exposure to interest rate and foreign currency exchange rate risks. Snap-on accounts for its derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149. Snap-on does not hold or issue financial instruments for speculative or trading purposes. Refer to Note 11 for additional information.

Per share data: Basic earnings per share calculations were computed by dividing net earnings by the corresponding weighted-average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Snap-on had dilutive shares as of year-end 2004, 2003 and 2002, of 448,098 shares, 171,395 shares and 271,051 shares. Options to purchase 2,352,111 shares, 3,694,950 shares and 2,668,711 shares of Snap-on common stock at year-end 2004, 2003 and 2002 were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common stock for the respective year and, as a result, the effect on earnings per share would be anti-dilutive.

Stock-based employee compensation arrangements: Snap-on has various stock-based employee compensation plans. Snap-on accounts for its stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Refer to Note 15 for additional information.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” Refer to “Accounting pronouncements” below for additional information.

Concentrations: Snap-on is exposed to credit losses in the event of non-performance by the counterparties to its interest rate swap and foreign exchange contracts. Snap-on does not obtain collateral or other security to support its financial instruments subject to credit risk, but monitors the credit standing of the counterparties and enters into agreements only with financial institution counterparties with a credit rating of A- or better. Snap-on does not anticipate non-performance by its counterparties.

Snap-on’s accounts receivable do not represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographic areas.

Approximately 3,400 employees, or 29% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. Of these, approximately 1,580 are covered under various European national union agreements that are renewed on an annual basis. Approximately 1,730 employees are covered under agreements expiring in 2005, including approximately 980 covered under various European national union agreements. In recent years, Snap-on has not experienced any significant work slow-downs, stoppages or other labor disruptions.

Cash equivalents: Snap-on considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Inventories: Inventories consist of manufactured products and merchandise for resale. Manufactured products include the costs of materials, labor and manufacturing overhead. Most of Snap-on’s inventories are valued at the lower of cost, on the “first-in, first-out” (“FIFO”) basis, or market. Remaining inventories are generally valued at cost, on the “last-in, first-out” (“LIFO”) basis. Inventories accounted for using the FIFO basis represented 65% and 69% of total gross inventories on January 1, 2005, and January 3, 2004. Refer to Note 6 for additional information.

Property and equipment: Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over estimated useful lives. Major repairs that extend the useful life of an asset are capitalized, while routine maintenance and repairs are expensed as incurred. Capitalized software included in property and equipment reflects costs related to internally developed or purchased software for internal use and is amortized on a straight-line basis over their estimated useful lives. Development costs for computer software to be sold, leased or otherwise marketed externally are also capitalized once technological feasibility has been achieved and are amortized on a straight-line basis over their estimated useful lives. Capitalized software is subject to an ongoing assessment of recoverability based upon anticipated future revenues and identified changes in hardware and software technologies. Long-lived assets are evaluated for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Refer to Note 7 for additional information.

Goodwill and other intangible assets: Snap-on adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” at the beginning of its 2002 fiscal year. SFAS No. 142 requires the testing of goodwill and indefinite-lived intangible assets for impairment, at least annually, as compared to the past method of amortizing such assets to expense on a straight-line basis over their estimated useful lives. Snap-on evaluates annually, and when significant changes in expected long-term performance or other events arise, the existence of goodwill and indefinite-lived intangible asset impairment on the basis of whether the assets are fully recoverable from projected, discounted cash flows of the related business unit. Refer to Note 8 for additional information.

Cumulative effect of changes in accounting principles: Snap-on recorded a cumulative effect of a change in accounting principle transition adjustment that increased net earnings in the first quarter of 2002 by $2.8 million, on both a pretax and after-tax basis, from the recognition of negative goodwill as prescribed by SFAS No. 142. Refer to Note 8 for additional information.

Accounting pronouncements: In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurements for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier adoption permitted. Snap-on will adopt SFAS No. 153 on July 3, 2005, the beginning of its fiscal 2005 third quarter. The company does not believe that the adoption of SFAS No. 153 will have a material impact on the company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R eliminates the alternative to use Opinion No. 25‘s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be remeasured at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Snap-on will adopt SFAS No. 123R on July 3, 2005, the beginning of its fiscal 2005 third quarter. The company is currently assessing the impact the adoption of SFAS No. 123R will have on the company’s consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4,” which requires idle facility expenses, excessive spoilage, and double freight and rehandling costs to be treated as current period charges and also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Accounting Research Bulletin No. 43, “Inventory Pricing,” previously required such expenses to be treated as current period expenses only if they meet the criterion of “so abnormal,” which was not a defined term. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier adoption permitted. Snap-on will adopt SFAS No. 151 on January 1, 2006. The company does not believe that the adoption of SFAS No. 151 will have a material impact on the company’s consolidated financial position or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” that revises employer’s disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans. Refer to Notes 13 and 14 for additional information.

Note 3: Acquisitions and Divestitures

In 2004, Snap-on disposed of a business for $0.6 million. In 2002, Snap-on acquired full ownership of two businesses for $7.9 million. The purchase price paid plus the liabilities assumed for these two acquisitions exceeded the fair value of the tangible and intangible assets acquired by approximately $3.7 million. The purchase accounting for the two acquisitions was finalized in 2003. Pro forma financial information has not been presented as the effects of these businesses, individually and in the aggregate, were not material.

Note 4: Exit or Disposal Activities

During 2004, Snap-on recorded costs associated with exit and disposal activities of $21.7 million, including charges of $16.0 million that are included in “Cost of goods sold” and charges of $5.7 million that are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings. Of the $21.7 million in costs incurred for exit and disposal activities in 2004, $10.7 million qualified for accrual treatment. Costs associated with exit and disposal activities incurred in 2004 primarily related to the phase out of production at two U.S. hand-tool manufacturing facilities; closure of a German hand-tool plant that was consolidated into the company’s Spanish operation; the elimination of one plant in Spain through further consolidation; the movement of production of certain saw products from the United Kingdom to Eastern Europe; and management realignment actions at various other Snap-on facilities.

Snap-on’s 2004 exit and disposal accrual activity related to 2004 actions was as follows:

(Amounts in millions)	Provision In 2004	Usage in 2004	Balance at January 1, 2005
Severance costs:
Snap-on Dealer Group	$0.1	$ --	$0.1
Commercial and
Industrial Group	5.5	(3.3)	2.2
Diagnostics and
Information Group	0.4	(0.2)	0.2
Facility consolidation
or closure costs:
Commercial and
Industrial Group	0.3	(0.2)	0.1

Total	$6.3	$(3.7)	$2.6

Exit and disposal accrual usage of $3.7 million in 2004 consisted of $3.5 million for severance payments and $0.2 million for lease termination payments. Snap-on anticipates that the exit and disposal activities accrual related to its 2004 actions will be fully utilized by the end of the second quarter of 2005.

Snap-on’s exit and disposal accrual activity related to 2003 actions was as follows:

(Amounts in millions)	Provision in 2003	Usage in 2003	Balance at January 3, 2004	Provision in 2004	Usage in 2004	Balance at January 1, 2005
Severance costs:
Snap-on Dealer Group	$ 7.6	$ (3.7)	$ 3.9	$ 3.6	$ (6.8)	$ 0.7
Commercial and
Industrial Group	2.8	(1.7)	1.1	0.5	(1.4)	0.2
Diagnostics and
Information Group	1.0	(0.1)	0.9	--	(0.9)	--
Facility consolidation
or closure costs:
Snap-on Dealer Group	0.1	(0.1)	--	--	--	--
Diagnostics and
Information Group	0.3	--	0.3	0.1	(0.4)	--

Total	$ 11.8	$ (5.6)	$ 6.2	$ 4.2	$ (9.5)	$ 0.9

Exit and disposal accrual usage of $9.5 million in 2004 consisted of $9.1 million for severance payments and $0.4 million for facility closure costs. Snap-on anticipates that the exit and disposal activities accrual related to its 2003 actions will be fully utilized by the end of the first quarter of 2005.

Snap-on expects to fund the remaining cash requirements of its 2004 and 2003 exit and disposal activities with cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 5: Accounts Receivable

Accounts receivable include trade accounts, installment and other receivables, including the current portion of dealer financing receivables. The components of Snap-on’s current accounts receivable as of fiscal year-end 2004 and 2003 are as follows:

(Amounts in millions)	2004	2003
Trade accounts receivable	$487.6	$501.8
Installment receivables, net of unearned finance
charges of $12.3 million and $11.4 million	51.0	55.1
Other accounts receivable	49.9	34.9

Total	588.5	591.8
Allowances for doubtful accounts	(46.5)	(45.0)

Total accounts receivable - net	$542.0	$546.8

The long-term portion of accounts receivable is classified in “Other assets” on the accompanying Consolidated Balance Sheets and is comprised of installment and other receivables, including dealer financing receivables, with payment terms that are due beyond one year. The components of Snap-on’s long-term accounts receivable as of fiscal year-end 2004 and 2003 are as follows:

(Amounts in millions)	2004	2003
Installment receivables, net of unearned finance
charges of $7.6 million and $9.1 million	$50.9	$41.9
Other long-term accounts receivable	18.8	19.8

Total	$69.7	$61.7

Note 6: Inventories

Inventories by major classification as of fiscal year-end 2004 and 2003 are as follows:

(Amounts in millions)	2004	2003
Finished goods	$308.6	$305.7
Work in progress	40.0	46.5
Raw materials	69.6	80.7

Total FIFO value	418.2	432.9
Excess of current cost over LIFO cost	(76.3)	(81.8)

Total inventories	$341.9	$351.1

LIFO inventory liquidations of $1.9 million and $15.1 million during 2004 and 2003 are reflected as a reduction of “Cost of goods sold” on the accompanying Consolidated Statements of Earnings.

Note 7: Property and Equipment

Snap-on’s property and equipment values, which are carried at cost, as of fiscal year-end 2004 and 2003 are as follows:

(Amounts in millions)	2004	2003
Land	$25.7	$26.9
Buildings and improvements	223.0	217.8
Machinery and equipment	578.9	580.4

	827.6	825.1
Accumulated depreciation and amortization	(514.0)	(496.5)

Property and equipment - net	$313.6	$328.6

The estimated service lives of property and equipment are principally as follows:

Buildings and improvements	3 to 50 years
Machinery and equipment	2 to 15 years
Computer software	2 to 7 years
Transportation vehicles	2 to 6 years

Note 8: Acquired Intangible Assets

The changes in the carrying amount of segment goodwill for fiscal 2004 and 2003 are as follows:

(Amounts in millions)	Snap-on Dealer Group	Commercial and Industrial Group	Diagnostics and Information Group	Total
Balance as of December 28, 2002	$ 14.6	$283.1	$ 68.7	$366.4
Finalization of purchase accounting	(2.5)	--	0.4	(2.1)
Currency translation	0.2	53.0	0.1	53.3

Balance as of January 3, 2004	12.3	336.1	69.2	417.6
Finalization of purchase accounting	--	(1.1)	(0.1)	(1.2)
Sale of business	--	(0.8)	--	(0.8)
Currency translation	--	25.4	0.1	25.5

Balance as of January 1, 2005	$ 12.3	$359.6	$ 69.2	$441.1

During the third quarter of 2004, Snap-on realigned certain of its business units within its reportable segments. Prior-period figures provided above have been restated to reflect the reportable business segment realignments. Refer to Note 18 for additional information.

Additional disclosures related to other intangible assets as of fiscal year-end 2004 and 2003 are as follows:

	2004		2003
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Trademarks	$ 2.8	$ (0.6)	$ 2.7	$ (0.4)
Patents	33.6	(14.0)	32.3	(11.3)

Total	36.4	(14.6)	35.0	(11.7)
Unamortized other intangible assets:
Trademarks	48.2	--	46.2	--

Total	$84.6	$(14.6)	$81.2	$(11.7)

The weighted-average amortization period is 35 years for trademarks and 16 years for patents. The weighted-average amortization period for trademarks and patents on a combined basis is 19 years.

The aggregate amortization expense for 2004 and 2003 was $2.5 million and $2.1 million. Total estimated annual amortization expense expected for each of the next five fiscal years, based on current levels of intangible assets, is $1.9 million.

Snap-on recorded a cumulative effect of a change in accounting principle transition adjustment that increased net earnings in the first quarter of 2002 by $2.8 million, on both a pretax and after-tax basis, from the recognition of negative goodwill as prescribed by SFAS No. 142.

Note 9: Snap-on Credit LLC Joint Venture

SOC, a 50%-owned joint venture between Snap-on and CIT, provides a broad range of financial services to Snap-on’s U.S. dealer and customer network and to Snap-on’s industrial and other customers. Snap-on began consolidating SOC as of January 4, 2004, the beginning of Snap-on’s 2004 fiscal year, as a result of the adoption of FIN No. 46R. Snap-on previously accounted for SOC using the equity method. Snap-on and CIT have identical voting and participation rights and responsibilities in SOC. Refer to Note 2 for additional information.

By establishing SOC, Snap-on effectively outsourced its domestic captive credit function to SOC. Snap-on receives royalty and management fee income from SOC based on the volume of financings originated by SOC. Snap-on also shares ratably with CIT in any residual net profit or loss of the joint venture after operating expenses, including royalty and management fees, interest costs and credit loss provisions. Snap-on provides extended-term financing internationally through its wholly owned finance subsidiaries.

SOC sells substantially all of its originated contracts on a limited recourse basis to CIT, net of certain fees. SOC continues to service these contracts for an estimated market-rate servicing fee. In 2004, SOC originated contracts totaling $481.2 million, compared to $522.4 million in 2003 and $506.3 million in 2002.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions against Snap-on (primarily for dealer van loans). At January 1, 2005, and January 3, 2004, $14.8 million and $14.1 million of loans, with terms ranging from six months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of January 1, 2005, was not material.

CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis, with a combined maximum borrowing limit not to exceed $24 million. As of January 1, 2005, SOC owed both Snap-on and CIT $0.5 million each pursuant to this agreement.

Snap-on’s exposure related to SOC as of January 1, 2005, was its $6.1 million investment and the $0.5 million working capital loan plus the recourse obligations on customer financings, both discussed above. CIT’s investment of $6.1 million as of January 1, 2005, is included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.

Prior to fiscal 2004, SOC was accounted for by Snap-on under the equity method, as such, the following summarized financial information of SOC as of December 31, 2003, and for the year then ended is presented:

(Amounts in millions)	2003
Cash and cash equivalents	$4.2
Receivables - net of allowances	10.7
Servicing receivables	8.6
Due from members	14.0
Other assets	6.2

Total assets	$43.7

Payable to members	$13.2
Accruals for contract receivables sold	12.8
Other accrued liabilities	4.1
Short-term borrowings	--
Members' equity	13.6

Total liabilities and members' equity	$43.7

(Amounts in millions)	2003
Revenues:
Gain on sale of contract receivables sold	$60.5
Servicing fee income	10.5
Other income	0.5

Total revenues	71.5

Expenses:
Royalty fees	23.4
Salaries and benefits	16.9
Management fees	11.7
Other	11.1

Total expenses	63.1

Net income	$8.4

Note 10: Short-term and Long-term Debt

Notes payable to banks under bank lines of credit totaled $2.5 million and $4.9 million at the end of 2004 and 2003. At the end of 2004 and 2003, Snap-on had commercial paper outstanding of $25.0 million. The company currently anticipates that it will continue to have positive cash flow and debt reduction for the foreseeable future and, as a result, commercial paper borrowings are included in “Notes payable and current maturities of long-term debt” on the accompanying Consolidated Balance Sheets.

At January 1, 2005, Snap-on had a $400 million multi-currency revolving credit facility that terminates on July 27, 2009. This $400 million facility replaced Snap-on’s $408 million of multi-currency revolving credit facilities. The $400 million multi-currency revolving credit facility’s financial covenant requires that Snap-on maintain a ratio of debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00. As of January 1, 2005, Snap-on was in compliance with all covenants of this revolving credit facility. At January 1, 2005, Snap-on also had $20 million of unused committed bank lines of credit of which $10 million expires on July 31, 2005, and $10 million expires on August 31, 2005. At January 1, 2005, Snap-on had approximately $395 million of unused available debt capacity under the terms of its revolving credit facility and committed bank lines of credit.

Average commercial paper and bank notes outstanding were $29.1 million in 2004 and $66.6 million in 2003. The weighted-average interest rate on these instruments was 2.12% in 2004 and 1.95% in 2003. As of January 1, 2005, and January 3, 2004, commercial paper and bank notes outstanding had a weighted-average interest rate of 2.37% and 2.88%.

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

Snap-on’s long-term debt as of fiscal year-end 2004 and 2003 consisted of the following:

(Amounts in millions)	2004	2003
Senior unsecured indebtedness	$300.0	$300.0
Other long-term debt	3.5	3.3

	303.5	303.3
Less: current maturities	(100.3)	(0.3)

Total long-term debt	$203.2	$303.0

The annual maturities of Snap-on’s long-term debt due in the next five years are $100.3 million in 2005 and less than $0.1 million in 2006, 2007, 2008 and 2009.

Note 11: Financial Instruments

Snap-on accounts for its hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149. These standards require that all derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or on the accompanying Consolidated Balance Sheets in “Accumulated other comprehensive income (loss),” depending on the type of hedged transaction and whether the derivative is designated and effective as part of a hedged transaction. Gains or losses on derivative instruments reported in “Accumulated other comprehensive income (loss)” must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item and the ineffective portion of all hedges must be recognized in earnings in the current period.

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

At January 1, 2005, Snap-on had net outstanding foreign exchange forward contracts to sell $11.3 million comprised of buy contracts of $78.0 million in Swedish kronor, $19.3 million in Canadian dollars, $15.2 million in Australian dollars, $1.9 million in Taiwan dollars and $1.5 million in Swiss francs and sell contracts of $73.3 million in euros, $29.7 million in British pounds, $12.3 million in Singapore dollars, $3.2 million in Danish kronor, $2.9 million in Hungarian forints, $2.1 million in Norwegian kroner, $1.0 million in Japanese yen, $0.8 million in Polish zlotys, $0.6 million in Mexican pesos, $0.6 million in New Zealand dollars and $0.7 million in other currencies. At January 3, 2004, Snap-on had net outstanding foreign exchange forward contracts to sell $84.0 million comprised of buy contracts of $72.8 million in Swedish kronor, $3.2 million in Taiwan dollars and $0.6 million in other currencies and sell contracts of $72.8 million in euros, $43.3 million in British pounds, $11.8 million in Canadian dollars, $10.2 million in Japanese yen, $8.9 million in Singapore dollars, $5.7 million in Danish kronor, $4.3 million in Norwegian kroner, $2.3 million in Mexican pesos and $1.3 million in Australian dollars.

The majority of Snap-on’s forward exchange contracts are not designated as hedges under SFAS No. 133. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. Forward exchange contracts that qualify for hedge accounting treatment are accounted for as cash flow hedges where the effective portion of the changes in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss).” When the hedged item is realized in income, the gain or loss included in “Accumulated other comprehensive income (loss)” is reclassified to income in the same financial statement caption as the hedged item. For all cash flow hedges qualifying for hedge accounting under SFAS No. 133, the net accumulated derivative gain at January 1, 2005, was $0.5 million. At January 1, 2005, the maximum maturity date of any cash flow hedge was approximately 14 months. During the next 12 months, Snap-on expects to reclassify into earnings net gains from “Accumulated other comprehensive income (loss)” of approximately $0.4 million after tax at the time the underlying hedged transactions are realized. The ineffective portion of changes in fair value of the cash flow hedges are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” and which were not material.

Non-Derivative Instruments Designated in Hedging Relationships: Snap-on uses non-U.S. dollar financing transactions as net investment hedges of long-term investments in the corresponding foreign currency. Hedges that meet the effectiveness requirements are accounted for under net investment hedging rules. The effective portion of the net investment hedge of a foreign operation is recorded in “Accumulated other comprehensive income (loss)” as a cumulative translation adjustment. When applicable, the ineffective portion of the net investment hedge is recorded in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” and which were not material. At January 1, 2005, net losses of $0.4 million arising from effective hedges of net investments have been reflected in the cumulative translation adjustment account as a component of “Accumulated other comprehensive income (loss).”

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense. For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to interest expense. For cash flow hedges, the effective portion of the change in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss),” while any ineffective portion is recorded as an adjustment to interest expense. The notional amount of interest rate swaps was $75 million at January 1, 2005, and included $50 million of fair value hedges and $25 million of cash flow hedges. The notional amount of interest rate swaps was $75 million at both January 1, 2005, and January 3, 2004, and included $50 million of fair value hedges and $25 million of cash flow hedges.

In June 2003, Snap-on received proceeds of $5.1 million for the termination of a $25 million interest rate swap that was a fair value hedge for a portion of its $200 million, 6.25% long-term notes. The $5.1 million is being amortized to income using the effective interest rate method over the remaining life of the notes, which mature on August 15, 2011. At the same time, Snap-on entered into a new $25 million interest rate swap to hedge that same portion of these notes.

For all cash flow hedges qualifying for hedge accounting under SFAS No. 133, the net accumulated derivative loss at January 1, 2005, was $0.2 million, after tax, and is reflected in “Accumulated other comprehensive income (loss).” Changes in the fair value of derivative financial instruments qualifying for hedge accounting under SFAS No. 133, are reflected as derivative assets or liabilities with the corresponding gains or losses reflected in earnings in the period of change. An offsetting gain or loss is also reflected in earnings based upon the changes of the fair value of the debt instrument being hedged. For all fair value hedges qualifying for hedge accounting under SFAS No. 133, the net accumulated derivative loss at January 1, 2005, was $1.0 million. At January 1, 2005, the maximum maturity date of any cash flow hedge and fair value hedge was approximately three months and seven years, respectively. During the next 12 months, Snap-on expects to reclassify into earnings net losses from “Accumulated other comprehensive income (loss)” of approximately $0.2 million after tax at the time the underlying hedged transactions are realized. During the year ended January 1, 2005, cash flow hedge and fair value hedge ineffectiveness was not material.

Fair Value of Financial Instruments: SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires Snap-on to disclose the fair value of financial instruments for both on- and off-balance-sheet assets and liabilities for which it is practicable to estimate that value. The following methods and assumptions were used in estimating the fair value of financial instruments:

Installment Contracts: A discounted cash flow analysis was performed over the average life of a contract using a discount rate currently available to Snap-on adjusted for credit quality, cost and profit factors. As of January 1, 2005, and January 3, 2004, the fair value was approximately $117 million and $114 million, versus a book value of $101.9 million and $97.0 million.

Long-term Debt: The fair value of long-term debt, including current maturities, was estimated using a discounted cash flow analysis based on quoted market rates for similar instruments. As of January 1, 2005, and January 3, 2004, the fair value was approximately $323 million and $330 million, versus a book value of $303.5 million and $303.3 million.

All Other Financial Instruments: The carrying amounts of all cash equivalents, interest rate swaps and forward exchange contracts approximate fair value based upon quoted market prices or discounted cash flows. The fair value of trade accounts receivables, accounts payable and other financial instruments approximates carrying value due to their short-term nature.

Note 12: Income Taxes

Earnings before income taxes, including the pretax impact of cumulative effects of changes in accounting principles in 2002, consisted of the following:

(Amounts in millions)	2004	2003	2002
U.S.	$72.3	$62.2	$129.2
Foreign	48.1	54.5	34.8

Total earnings before income taxes	$120.4	$116.7	$164.0

The provision (benefit) for income taxes consisted of the following:

(Amounts in millions)	2004	2003	2002
Current:
Federal	$(3.7)	$10.2	$(5.0)
Foreign	21.2	12.9	19.6
State	(0.4)	1.0	2.6

Total current	17.1	24.1	17.2

Deferred:
Federal	24.4	8.1	38.3
Foreign	(4.3)	3.4	(0.2)
State	1.5	2.4	2.7

Total deferred	21.6	13.9	40.8

Total income tax provision	$38.7	$38.0	$58.0

A reconciliation of the statutory federal income tax rate to Snap-on’s effective tax rate, after cumulative effect of changes in accounting principles, is as follows:

	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	1.5	1.9	1.8
Extraterritorial income exclusion/foreign sales
corporation tax benefit	(2.8)	(2.3)	(1.5)
Change in valuation allowance for foreign losses	2.6	1.0	1.4
Reversal of excess tax accrual	(2.9)	(2.5)	--
Foreign rate difference	(1.8)	(1.3)	(0.8)
Other	0.5	0.8	(0.5)

Effective tax rate	32.1%	32.6%	35.4%

Temporary differences that give rise to the net deferred tax benefit are as follows:

(Amounts in millions)	2004	2003	2002
Current deferred income tax assets:
Inventories	$34.2	$28.2	$29.6
Accruals not currently deductible	39.2	32.3	17.5
Restructuring and other non-recurring accruals	0.6	1.3	1.9
Other	1.6	2.7	3.0

Total current (included in deferred income tax
benefits and other accrued liabilities)	75.6	64.5	52.0

Long-term deferred income tax assets (liabilities):
Employee benefits	(2.3)	37.2	78.9
Net operating losses	58.1	48.7	32.8
Depreciation	(36.7)	(45.2)	(40.9)
SOC securitization	(41.9)	(21.2)	(15.0)
Other	(0.8)	0.1	0.2
Valuation allowance	(43.5)	(37.8)	(28.7)

Total long term	(67.1)	(18.2)	27.3

Net deferred income tax asset	$8.5	$46.3	$79.3

At January 1, 2005, Snap-on had tax net operating loss carryforwards totaling $267.4 million as follows:

(Amounts in millions)	State	U.S.	Foreign	Total
Year of expiration:
2005-2009	$-	$3.8	$2.4	$6.2
2010-2014	44.5	--	4.9	49.4
2015-2021	44.9	--	--	44.9
2022-2024	12.9	37.8	--	50.7
Indefinite	--	--	116.2	116.2

Total net operating loss carryforward	$102.3	$41.6	$123.5	$267.4

A valuation allowance totaling $43.5 million, $37.8 million and $28.7 million in 2004, 2003 and 2002 has been established for deferred income tax benefits related to certain subsidiary loss carryforwards that may not be realized. Approximately $4 million of the increase in the valuation allowance and the net operating losses for 2004 is attributable to the impact of foreign currency exchange. Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The undistributed earnings of all non-U.S. subsidiaries totaled $241.2 million, $214.7 million and $180.0 million at the end of 2004, 2003 and 2002. Snap-on has not provided any deferred taxes on these undistributed earnings as it considers the undistributed earnings to be permanently invested. On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated back to the United States, as defined in the AJCA. The company may elect to apply this provision to qualifying earnings repatriations in 2005. The company has started an evaluation of the effects of the repatriation provision; however, the company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. The company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the company is considering for repatriation under this provision is between zero and $200 million. The related potential range of income tax is between zero and $10 million.

Note 13: Pension Plans

Snap-on has several non-contributory defined benefit pension plans covering most U.S. employees and certain employees in foreign countries. Snap-on also has foreign contributory defined benefit pension plans covering certain foreign employees. Retirement benefits are generally provided based on employees’ years of service and average earnings or stated amounts for years of service. Normal retirement age is 65, with provisions for earlier retirement. Snap-on recognizes retirement plan expenses in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”

Snap-on’s net pension expense (income) included the following components:

(Amounts in millions)	2004	2003	2002
Service cost	$19.2	$17.7	$15.1
Interest cost	42.0	41.6	39.9
Return on assets:
Actual (gain) loss	(54.5)	(82.8)	48.9
Deferred gain (loss)	4.4	38.2	(103.4)
Amortization of:
Actuarial (gain) loss	6.4	2.5	(0.8)
Prior service cost	1.5	1.8	2.0
Net transition asset	0.1	(0.2)	(1.3)
Curtailment loss (gain)	--	8.2	(0.5)

Net pension expense (income)	$19.1	$27.0	$(0.1)

The status of Snap-on’s pension plans as of fiscal year-end 2004 and 2003 are as follows:

(Amounts in millions)	2004	2003
Change in projected benefit obligation:
Benefit obligation at beginning of year	$732.4	$624.4
Service cost	19.2	17.7
Interest cost	42.0	41.6
Plan participants' contributions	1.2	1.4
Benefits paid	(38.2)	(38.2)
Curtailment loss	--	2.4
Plan amendments	1.9	0.3
Actuarial loss	20.8	68.4
Foreign currency impact	9.6	14.4

Benefit obligation at end of year	$788.9	$732.4

(Amounts in millions)	2004	2003
Change in plan assets:
Fair value of plan assets at beginning of year	$610.3	$460.7
Actual return on plan assets	54.5	82.8
Plan participants' contributions	1.2	1.4
Employer contributions	68.3	95.2
Benefits paid	(37.2)	(36.4)
Foreign currency impact	10.1	6.6

Fair value of plan assets at end of year	$707.2	$610.3

Unfunded status	$(81.7)	$(122.1)
Unrecognized net assets at year end	(0.8)	(1.1)
Unrecognized net loss from experience
different than assumed	172.2	166.0
Unrecognized prior service cost	9.1	8.7

Net amount recognized	$98.8	$51.5

Amounts recognized in the Consolidated
Balance Sheets consist of:
Prepaid benefit cost	$152.2	$69.8
Accrued benefit liability	(67.3)	(72.4)
Other intangibles	0.7	3.5
Deferred income tax benefits	4.7	19.0
Accumulated other comprehensive loss	8.5	31.6

Net amount recognized	$98.8	$51.5

The accumulated benefit obligation for Snap-on’s pension plans was $725.0 million and $673.5 million at January 1, 2005, and January 3, 2004.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for Snap-on’s pension plans in which the accumulated benefit obligation exceeds the fair value of plan assets as of fiscal year-end 2004 and 2003 are as follows:

(Amounts in millions)	2004	2003
Projected benefit obligation	$122.7	$203.6
Accumulated benefit obligation	104.9	190.0
Fair value of plan assets	40.0	120.6

The amount included in Snap-on’s accumulated other comprehensive income (loss) arising from recognizing additional minimum pension liabilities are as follows:

(Amounts in millions)
Balance at December 28, 2002	$(60.9)
Decrease in minimum pension liability,
net of tax	29.3

Balance at January 3, 2004	(31.6)
Decrease in minimum pension liability,
net of tax	23.1

Balance at January 1, 2005	$(8.5)

Snap-on had $7.5 million and $7.0 million of non-qualified pension assets included in “Pension assets” on the accompanying Consolidated Balance Sheets as of fiscal year-end 2004 and 2003.

The worldwide weighted-average assumptions used to determine Snap-on’s full-year pension costs are as follows:

	2004	2003	2002
Discount rate	5.9%	6.5%	6.7%
Expected long-term return on plan assets	8.3%	8.3%	8.2%
Rate of compensation increase	3.0%	3.3%	3.7%

The worldwide weighted-average assumptions used to determine Snap-on’s projected benefit obligation as of fiscal year-end 2004 and 2003 are as follows:

	2004	2003
Discount rate	5.6%	5.9%
Rate of compensation increase	3.1%	3.3%

Snap-on uses a December 31 measurement date for the majority of its plans. Snap-on expects to make a contribution to its pension plans in 2005 of $5.3 million.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)
2005	$34.2
2006	36.0
2007	39.0
2008	40.6
2009	42.3
2010-2014	252.9

Snap-on’s domestic pension plans’ weighted-average asset allocation at December 31, 2004, and December 31, 2003, by asset category and fair value of plan assets are as follows:

Asset Category	Target	2004	2003
Equity securities	50%	52%	58%
Debt securities and cash	35%	42%	42%
Real estate and other real assets	10%	2%	--
Other	5%	4%	--

Total	100%	100%	100%

Fair value of plan assets (in millions)		$639.5	$559.5

Snap-on’s domestic pension plans have a long-term investment horizon and a total return strategy that emphasizes a capital growth objective. The long-term investment performance objective for Snap-on’s domestic plan assets is to achieve net of expense returns that meet or exceed the 8.5% domestic long-term rate-of-return-on-assets assumption used for reporting purposes.

The basis for determining the overall expected long-term rate-of-return-on-assets assumption applies a nominal returns forecasting method. For each asset class, future returns are estimated by identifying the premium of riskier asset classes over lower risk alternatives. The methodology constructs expected returns using a “building block” approach to the individual components of total return. These forecasts are stated in both nominal and real (after inflation) terms. This process first considers the long-term historical return premium based on the longest set of data available for each asset class. These premiums are then adjusted based on current relative valuation levels and macro-economic conditions.

For risk and correlation assumptions, the actual experience for each asset class is reviewed for the longest time period available. Expected relationships for a 10 to 20 year time horizon are determined based upon historical results, with adjustments made for material changes. For example, expected correlations for international equities relative to U.S. equities are higher than historical averages due to the integration of the global economy.

Investments are broadly diversified to attempt to minimize the risk of large losses. Since asset allocation is a key determinant of expected investment returns, assets are periodically rebalanced to the targeted allocation to correct significant deviations from the asset allocation policy that are caused by market fluctuations and cash flows.

Snap-on has adopted a strategic asset allocation policy that is intended to offer the highest probability of achieving the long-term investment return goal with the lowest level of risk. Asset/liability studies are conducted periodically to determine if any revisions to the strategic asset allocation policy are indicated.

Snap-on’s foreign pension plans’ weighted-average asset allocation by asset category and fair value of plan assets at December 31, 2004, are as follows:

Asset Category	Target	2004
Equity securities	59%	60%
Debt securities and cash	41%	39%
Real estate and other real assets	--	--
Other	--	1%

Total	100%	100%

Fair value of plan assets (in millions)		$67.7

Snap-on’s primary investment objective for its foreign pension plan assets is to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the company’s risk tolerance. The foreign asset allocation policies consider the company’s financial strength and long-term asset class risk/return expectations since the obligations are long term in nature. The assets are well diversified and are managed locally by professional investment firms.

The expected long-term rate of return on foreign plan assets reflects management’s expectations of long-term average rates of return on funds invested to provide benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation, fixed income returns and equity returns, while also considering historical returns, asset allocation and investment strategy.

Snap-on has several 401(k) plans covering certain U.S. employees. Snap-on’s employer match to the 401(k) plans is made in Snap-on common stock, which is funded through the Grantor Stock Trust or with cash contributions. Employees have the opportunity to diversify the employer match made in Snap-on common stock once they have three years of service with Snap-on. For 2004, 2003 and 2002, Snap-on recognized $2.3 million, $12.4 million and $2.0 million of expense related to its 401(k) plans. Included in Snap-on’s 2003 401(k) plan expense is $10.2 million related to the closure of the two U.S. hand-tool facilities, which is disclosed in Note 4 above.

Note 14: Retiree Health Care

Snap-on provides certain health care benefits for most retired U.S. employees. The majority of Snap-on’s U.S. employees become eligible for those benefits if they reach early retirement age while working for Snap-on; however, the age and service requirements for eligibility under the plans have been increased for certain employees hired on and after specified dates since 1992. Generally, most plans pay stated percentages of covered expenses after a deductible is met. There are several plan designs, with more recent retirees being covered under a comprehensive major medical plan. In determining benefits, the plans take into consideration payments by Medicare and other insurance coverage.

For employees retiring under the comprehensive major medical plans, retiree contributions are required, and these plans contain provisions allowing for benefit and coverage changes. The plans require retirees to contribute either the full cost of the coverage or amounts estimated to exceed a capped per-retiree annual cost commitment by Snap-on. Most employees hired since 1994 are required to pay the full cost. Snap-on does not fund the retiree health care plans.

Snap-on recognizes postretirement health care expense in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”

Snap-on’s net postretirement health care benefits expense included the following components:

(Amounts in millions)	2004	2003	2002
Service cost	$0.7	$0.9	$1.1
Interest cost	4.8	6.2	6.0
Curtailment gain	--	(6.2)	(0.2)
Amortization of unrecognized net gain	(1.0)	--	(0.6)

Net postretirement health care
benefits expense	$4.5	$0.9	$6.3

The status of Snap-on’s U.S. postretirement health care plans is as follows:

(Amounts in millions)	2004	2003
Change in accumulated benefit obligation:
Benefit obligation at beginning of year	$93.7	$95.3
Service cost	0.7	0.9
Interest cost	4.8	6.2
Plan participants' contributions	3.6	3.1
Curtailment gain	--	(6.2)
Benefits paid	(8.5)	(8.3)
Actuarial (gain) loss	(9.8)	2.7

Benefit obligation at end of year	$84.5	$93.7

(Amounts in millions)	2004	2003
Change in plan assets:
Fair value of plan assets at beginning of year	$--	$--
Plan participants' contributions	3.6	3.1
Employer contributions	4.9	5.2
Benefits paid	(8.5)	(8.3)

Fair value of plan assets at end of year	$--	$--

Unfunded status	$(84.5)	$(93.7)
Unrecognized actuarial gain	(9.5)	(0.7)

Net amount recognized	$(94.0)	$(94.4)

Amounts recognized in the Consolidated
Balance Sheets consist of:
Accrued benefit liability	$(5.0)	$(5.1)
Retiree health care benefits	(89.0)	(89.3)

Net amount recognized	$(94.0)	$(94.4)

The weighted-average discount rates used to determine Snap-on’s postretirement health care expense are as follows:

	2004	2003	2002
Discount rate	6.0%	6.6%	6.75%

The weighted-average discount rates used to determine Snap-on’s accumulated benefit obligation are as follows:

	2004	2003
Discount rate	5.75%	6.0%

The actuarial calculation assumes a health care cost trend rate of 9.0% in 2004, decreasing gradually to 6.0% in 2009 and thereafter. As of January 1, 2005, a one-percentage-point increase in the health care cost trend rate for future years would increase the accumulated postretirement benefit obligation by $1.1 million and the aggregate of the service cost and interest cost components by $0.1 million. Conversely, a one-percentage-point decrease in the health care cost trend rate for future years would decrease the accumulated postretirement benefit obligation by $1.0 million and the aggregate of the service cost and interest cost components by $0.1 million.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)
2005	$5.0
2006	5.1
2007	5.3
2008	5.4
2009	5.7
2010-2014	29.8

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act includes a prescription drug benefit under Medicare Part D as well as a federal subsidy beginning in 2006 to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent, as defined in the Act, to Medicare Part D. In accordance with FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” the company elected to defer the recognition of the effects of this Act on the consolidated financial statements until authoritative guidance on the federal subsidy was issued by the FASB. The final FASB guidance, FSP FAS 106-2, was issued May 19, 2004, and the company adopted the guidance prospectively in the third quarter of 2004. Based on the adoption of this guidance the company believes its retiree health care plans are at least actuarially equivalent to Medicare Part D and eligible for the federal subsidy. The cash flow the company expects to receive from the subsidy, when it becomes effective in 2006, is estimated to be approximately $0.1 million annually. Treating the provision of the Act as an actuarial experience gain as required by FSP FAS 106-2 resulted in a decrease in the accumulated postretirement benefit obligation of approximately $1.2 million.

Note 15: Stock Options and Purchase Plans

Snap-on has various stock award and purchase plans for directors, officers and key employees.

2001 Incentive Stock and Awards Plan: On April 27, 2001, Snap-on’s shareholders approved the 2001 Incentive Stock and Awards Plan (“2001 Plan”). This plan reserved five million shares of common stock for issuance, of which 1,741,681 shares were available for future grants at January 1, 2005. There are no shares available for future grants under the predecessor plan. Stock options outstanding under the 2001 Plan and the predecessor plan have expiration dates ranging from 2005 to 2014 and vesting periods ranging from immediate to three years. The plans provide that options be granted at exercise prices equal to market value on the date the option is granted. Stock option activity under the 2001 Plan and predecessor plans was as follows:

	2004		2003		2002
	Options	Exercise Price*	Options	Exercise Price*	Options	Exercise Price*
Outstanding at beginning of year	5,642,219	$30.23	5,399,594	$30.70	5,189,146	$29.83
Granted	898,500	31.82	694,900	25.24	863,809	31.90
Exercised	(569,488)	26.65	(191,857)	22.60	(478,285)	22.80
Canceled	(70,882)	32.68	(260,418)	32.30	(175,076)	32.96

Outstanding at end of year	5,900,349	30.78	5,642,219	30.23	5,399,594	30.70

Exercisable at end of year	4,943,999	30.91	4,583,646	30.83	4,060,271	30.66

*Weighted-average

The following table summarizes information about stock options outstanding as of January 1, 2005:

	2004 Options Outstanding			2004 Options Exercisable
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (Years)*	Exercise Price*	Options Exercisable	Exercise Price*
$19 to $25	10,125	0.37	$23.24	10,125	$23.24
$25 to $31	2,854,713	6.53	27.17	2,613,263	27.36
$31 to $38	2,602,826	6.64	33.25	1,887,926	33.79
$38 to $46	432,685	3.32	39.99	432,685	39.99

Totals	5,900,349	6.33	30.78	4,943,999	30.91

*Weighted-average

Snap-on grants shares of restricted stock to certain executive officers and other key employees under the 2001 Plan. Vesting of the shares of restricted stock will be dependent upon performance relative to pre-defined goals for revenue growth and return on net assets employed before interest and taxes for fiscal years 2004 through 2005. Based on Snap-on’s performance relative to these goals, the recipient can earn up to 100% of the restricted stock award. For performance achieved above a certain level, the recipient will earn performance units in addition to the restricted stock, not to exceed 50% of the number of shares of restricted stock initially awarded. In 2004, Snap-on granted 225,700 shares of restricted stock, of which 223,100 are outstanding as of January 1, 2005. Performance units related to the 2004 award grant represent the right to receive in cash $33.45, which was the fair market value of a share of Snap-on’s common stock on April 5, 2004. Based on the grant performance criteria, Snap-on recorded $1.1 million of compensation expense in 2004 for the 2004 award grant. In 2003, Snap-on granted 423,300 shares of restricted stock, of which 408,800 are outstanding as of January 1, 2005. Performance units related to the 2003 award grant represent the right to receive in cash $24.49, which was the fair market value of a share of Snap-on’s common stock on March 14, 2003. Based on the grant performance criteria, Snap-on was not required to recognize any compensation expense in 2004 or 2003 for the 2003 award grant.

As of January 1, 2005, and January 3, 2004, Snap-on also had 5,600 restricted stock grants outstanding under the 2001 Plan whose vesting is not dependent on performance. Compensation expense is being recognized on a straight-line basis over the respective service period. Snap-on recognized compensation expense of $0.1 million in 2004 and $1.0 million in each of 2003 and 2002 related to non-performance restricted shares.

As of January 1, 2005, Snap-on had 632,825 stock appreciation rights outstanding that were granted to certain key non-U.S. employees with an average grant price of $30.31 per unit. These performance units expire ten years after date of grant and have vesting periods that range from two to three years. The performance units provide for the cash payment of the excess of the fair market value of Snap-on’s common stock price on the date of exercise over the grant price, and Snap-on accrues compensation expense based upon the current market price for its common stock and the number of performance units outstanding. The performance share units have no effect on dilutive shares or shares outstanding as any appreciation of Snap-on’s common stock value over the grant price is paid in cash and not in common stock.

Directors’ Fee Plan: Under the Directors’ Fee Plan, non-employee directors receive a mandatory minimum of 50% and an elective maximum of up to 100% of their fees and retainer in shares of Snap-on’s common stock. Directors may elect to defer receipt of all or part of these shares. For 2004, 2003 and 2002, issuances under the Directors’ Fee Plan totaled 5,776 shares, 4,236 shares and 4,750 shares. Additionally, receipt of 10,668 shares, 11,130 shares and 11,865 shares was deferred in 2004, 2003 and 2002. At January 1, 2005, shares reserved for issuance to directors under this plan totaled 163,187 shares.

Employee Stock Purchase Plan: Employees of Snap-on are eligible to participate in an employee stock purchase plan. The employee purchase price of the common stock is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (May 14) of each plan year. For 2004, 2003 and 2002, issuances under the employee stock ownership plan totaled 36,512 shares, 36,428 shares and 53,142 shares. At January 1, 2005, shares reserved for issuance to employees under this plan totaled 417,774 and Snap-on held contributions of approximately $0.7 million for the purchase of common stock by employees.

Dealer Stock Purchase Plan: Franchised dealers are eligible to participate in a dealer stock purchase plan. The dealer purchase price of the common stock is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (May 14) of each plan year. For 2004, 2003 and 2002, issuances under the dealer stock purchase plan totaled 49,290 shares, 49,923 shares and 76,381 shares. At January 1, 2005, shares reserved for issuance to franchised dealers under this plan totaled 115,330 and Snap-on held dealer contributions of approximately $1.0 million for the purchase of common stock. Compensation expense for plan participants in 2004, 2003 and 2002 was not material.

Dividend Reinvestment and Stock Purchase Plan: Under this plan, participating shareholders may invest the cash dividends from all or a portion of their common stock to buy additional shares. The program also permits new investors and current shareholders to make additional contributions. For 2004, 2003 and 2002, issuances under the dividend reinvestment and stock purchase plan totaled 42,881 shares, 54,504 shares and 45,649 shares. At January 1, 2005, shares available for purchase under this plan totaled 1,665,252 shares.

SFAS No. 148 Disclosure: Snap-on accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25. In accordance with the provisions of APB Opinion No. 25, no compensation expense was recorded for stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the measurement date. For restricted stock and stock appreciation rights awards, Snap-on recorded compensation expense in the respective periods as appropriate.

The following table illustrates the effect on net earnings and earnings per share as if Snap-on had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model.

(Dollars in millions, except per share data)	2004	2003	2002
Net earnings, as reported	$81.7	$78.7	$106.0
Add: Stock-based employee compensation
expense (income) included in reported
net income, net of related tax effects	1.5	1.5	(0.4)
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax
effects	(5.7)	(5.6)	(7.3)

Pro forma net earnings	$77.5	$74.6	$98.3

Net earnings per share - basic:
As reported	$1.41	$1.35	$1.82
Pro forma	1.34	1.28	1.69
Net earnings per share - diluted:
As reported	$1.40	$1.35	$1.81
Pro forma	1.33	1.28	1.68
Weighted-average assumptions under Black-Scholes:
Risk-free interest rate	4.0%	4.4%	3.8%
Dividend yield	3.1%	3.4%	2.8%
Expected stock price volatility	31.1%	31.6%	33.1%
Expected option life (in years)	6.9	6.9	6.1

For disclosure purposes only under SFAS No. 123, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of options granted was $8.69 in 2004, $6.91 in 2003 and $9.16 in 2002, as calculated using the Black-Scholes option-pricing model.

Note 16: Capital Stock

Snap-on has undertaken repurchases of Snap-on common stock from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. Snap-on repurchased 1,200,000 shares in 2004, following the repurchase of 450,000 shares in 2003 and 405,000 shares in 2002. As of the end of 2004, Snap-on has remaining availability to repurchase up to an additional $127.9 million in common stock pursuant to the Board of Directors’ authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. In 2004, Snap-on’s average common stock repurchase price was approximately $31.78 per share.

In August 1997, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each share of Snap-on’s outstanding common stock. The rights are exercisable only if a person or group acquires 15% or more of Snap-on’s common stock (“Acquiring Person”) or publicly announces a tender offer to become an Acquiring Person. Each right may then be exercised to purchase one one-hundred-and-fiftieth of a share of Series A Junior Preferred Stock for $190, but if a person or group becomes an Acquiring Person, then each right entitles the holder (other than an Acquiring Person) to acquire common stock of Snap-on having a market value equivalent to two times the current purchase price. If Snap-on is acquired in a merger or other business combination not approved by the Board of Directors, then each holder of a right will be entitled to purchase common stock of the surviving company having a market value equivalent to two times the current purchase price. The effect of the rights is to cause ownership dilution to a person or group attempting to acquire Snap-on without approval of Snap-on’s Board of Directors. The rights expire on November 3, 2007, and may be redeemed by Snap-on at a price of $0.01 per right under certain circumstances.

Snap-on created a Grantor Stock Trust (“GST”) in 1998 that was subsequently amended. In conjunction with the formation of the GST, Snap-on sold 7.1 million shares of treasury stock to the GST. The sale of these shares had no net impact on shareholders’ equity or on Snap-on’s Consolidated Statements of Earnings. The GST is a funding mechanism for certain benefit programs and compensation arrangements, including the 2001 Incentive Stock and Awards Plan and employee and dealer stock purchase plans. The Northern Trust Company, as trustee of the GST, votes the common stock held by the GST based on the terms set forth in the GST Agreement as amended. The GST is recorded as “Grantor stock trust at fair market value” on the accompanying Consolidated Balance Sheets. Shares owned by the GST are accounted for as a reduction to shareholders’ equity until used in connection with employee benefits. Each period, the shares owned by the GST are valued at the closing market price, with corresponding changes in the GST balance reflected in additional paid-in capital. At January 1, 2005, the GST held 4,278,561 shares of common stock.

Note 17: Commitments and Contingencies

Snap-on leases facilities and office equipment under non-cancelable operating leases that extend for varying amounts of time. Snap-on’s future minimum lease commitments under these leases, net of sub-leases, were as follows:

(Amounts in millions)
2005	$31.6
2006	21.1
2007	15.5
2008	12.2
2009	9.2
2010 and thereafter	51.7

Rent expense, net of sub-lease rental income, for worldwide facilities and office equipment was $35.6 million, $33.0 million and $32.3 million in 2004, 2003 and 2002.

Snap-on has $6.3 million of remaining purchase commitments with one of its suppliers.

CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis, with a combined maximum borrowing limit not to exceed $24 million. As of January 1, 2005, SOC owed both Snap-on and CIT $0.5 million each pursuant to this agreement. Refer to Note 9 for additional information.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions against Snap-on (primarily for dealer van loans). At January 1, 2005, and January 3, 2004, $14.8 million and $14.1 million of loans, with terms ranging from six months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of January 1, 2005, was not material. Refer to Note 9 for additional information.

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience. The following summarizes Snap-on’s product warranty accrual activity for fiscal-year 2004 and 2003:

(Amounts in millions)	2004	2003
Warranty accrual:
Beginning of year	$14.1	$13.2
Additions	11.5	11.6
Usage	(9.9)	(10.7)

End of year	$15.7	$14.1

Snap-on has government contracts with federal departments and agencies, two of which were under audit by the U.S. General Services Administration (“GSA”). The two contracts involve sales from March 1996 through February 2001, and sales since February 2001. The primary focus of these audits concerns the interpretation and application of the price reduction provisions of these contracts. On July 23, 2004, Snap-on reached an agreement with the U.S. Department of Justice to resolve the government audit relating to two contracts with the GSA. Snap-on agreed to settle the claims over the interpretation and application of the price reduction and billing provisions of these two contracts for sales from March 1996 through the July 23, 2004, settlement date for $10.0 million. Snap-on incurred a pretax charge of $3.6 million, or $0.04 per diluted share, in the second quarter of 2004 for costs not previously accrued. Snap-on remitted the $10.0 million cash settlement to the U.S. Department of Justice on August 5, 2004. On February 8, 2005, the GSA requested information from Snap-on to evaluate possible administrative action.

Snap-on held more than 2,600 active or pending patents as of year-end 2004, and Snap-on vigorously prosecutes its claims and defends its patents in the ordinary course of business. In February 1998, Snap-on filed a complaint alleging infringement of certain of Snap-on’s patents by Hunter Engineering Company (“Hunter”). Hunter counterclaimed, alleging infringement of certain of its patents and one trademark. In April 2002, the court set a trial date of October 14, 2002, for various patents. In May 2002, Hunter alleged infringement of two additional patents for which a March 2003 trial date was later set. That trial date was vacated when the case was consolidated with the above litigation in October 2002.

The October 14, 2002, trial date was later postponed by the court to October 30, 2002. On October 22, 2002, a settlement was reached between Snap-on and Hunter for all of the above-mentioned matters, and in the fourth quarter of 2002, a final, comprehensive agreement was reached in Snap-on’s favor for $10.8 million, net of related legal expenses incurred in the year.

In 1996, Snap-on filed a complaint against SPX Corporation (“SPX”) alleging infringement of Snap-on’s patents and asserting claims relating to SPX’s hiring of the former president of Sun Electric, a subsidiary of Snap-on acquired in 1992. SPX filed a counterclaim alleging infringement of certain SPX patents. These patents, which related to engine analyzer products first introduced in the 1980s, have expired. As part of a binding arbitration process in 2001, the arbitrator ruled in favor of SPX and Snap-on was ordered to pay $44 million in damages to SPX. This obligation was paid in January 2002 and was recorded in operating expenses in 2001.

Snap-on is also involved in various legal matters, including those where claimants have asserted class representation on behalf of franchised dealers, that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these other legal matters, management believes that the results will not have a material adverse effect on Snap-on’s consolidated financial position or results of operations.

Note 18: Segments

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments include: (i) the Snap-on Dealer Group; (ii) the Commercial and Industrial Group; (iii) the Diagnostics and Information Group; and (iv) Financial Services. The Snap-on Dealer Group consists of Snap-on’s business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services is a new business segment, beginning in fiscal 2004, consisting of the business operations of SOC, a consolidated 50%-owned joint venture between Snap-on and CIT, and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has dealer operations. Prior-year segment disclosures have not been restated to include the Financial Services segment due to the prospective adoption of FIN No. 46R. See Notes 2 and 9 for further discussion of SOC and the company’s adoption of FIN No. 46R.

During the third quarter of 2004, Snap-on realigned certain of its business units within its reportable business segments. The primary realignments included Snap-on’s Equipment Solutions (facilitation) business moving from the Commercial and Industrial Group to the Diagnostics and Information Group, and Snap-on’s EquiServ (equipment services) business moving from the Diagnostics and Information Group to the Commercial and Industrial Group. Prior-year financial data by segment has been restated to reflect these reportable business segment realignments.

Snap-on evaluates the performance of its operating segments based on segment revenues and operating earnings. Segment revenues are defined as total segment revenues, including both external customer revenue and intersegment revenue. Segment operating earnings are defined as revenues less cost of goods sold and operating expenses. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Snap-on allocates shared services expenses to those segments that utilize the services based on a percentage of either cost of goods sold or segment revenues, as appropriate.

Neither Snap-on nor any of its segments, except Financial Services, depend on any single customer, small group of customers or government for more than 10% of its revenues. As a result of SOC’s relationship with CIT, Snap-on’s Financial Services business segment depends on CIT for more than 10% of its revenues. Refer to Note 9 for additional information.

Financial data by segment is as follows:

(Amounts in millions)	2004	2003	2002
External revenue:
Snap-on Dealer Group	$1,052.9	$1,044.1	$1,012.9
Commercial and Industrial Group	987.2	916.5	857.6
Diagnostics and Information Group	289.0	272.6	238.6
Financial Services	78.1	--	--

Total external revenue	$2,407.2	$2,233.2	$2,109.1

Intersegment revenue:
Snap-on Dealer Group	$26.7	$24.6	$29.1
Commercial and Industrial Group	129.7	124.9	116.2
Diagnostics and Information Group	151.6	123.8	155.7
Financial Services	--	--	--

Total intersegment revenue	$308.0	$273.3	$301.0

Total revenue:
Snap-on Dealer Group	$1,079.6	$1,068.7	$1,042.0
Commercial and Industrial Group	1,116.9	1,041.4	973.8
Diagnostics and Information Group	440.6	396.4	394.3
Financial Services	78.1	--	--

Total segment revenue	2,715.2	2,506.5	2,410.1
Intersegment eliminations	(308.0)	(273.3)	(301.0)

Total consolidated revenue	$2,407.2	$2,233.2	$2,109.1

The following is a reconciliation of Snap-on’s segment operating earnings to earnings before income taxes:

(Amounts in millions)	2004	2003	2002
Operating earnings:
Snap-on Dealer Group	$63.2	$71.4	$90.4
Commercial and Industrial Group	0.8	15.3	43.9
Diagnostics and Information Group	44.2	19.6	26.3
Financial Services	34.1	--	--

Segment operating earnings	142.3	106.3	160.6
Net finance income	--	43.8	37.7

Operating earnings	142.3	150.1	198.3
Interest expense	(23.0)	(24.4)	(28.7)
Other income (expense) - net	1.1	(9.0)	(8.4)

Earnings before income taxes	$120.4	$116.7	$161.2

(Amounts in millions)	2004	2003	2002
Total assets:
Snap-on Dealer Group	$833.1	$786.3	$766.4
Commercial and Industrial Group	1,154.5	1,060.7	971.4
Diagnostics and Information Group	205.0	224.5	229.9
Financial Services	195.2	--	--

Total from reportable segments	2,387.8	2,071.5	1,967.7
Financial Services	--	103.9	82.5
Elimination of intersegment receivables	(97.6)	(36.9)	(56.1)

Total assets	$2,290.2	$2,138.5	$1,994.1

Capital expenditures:
Snap-on Dealer Group	$16.9	$10.1	$15.0
Commercial and Industrial Group	17.4	13.3	24.3
Diagnostics and Information Group	3.8	6.0	6.5
Financial Services	0.6	--	--

Total from reportable segments	38.7	29.4	45.8
Financial Services	--	--	--

Total capital expenditures	$38.7	$29.4	$45.8

Depreciation and amortization:
Snap-on Dealer Group	$23.3	$27.4	$24.3
Commercial and Industrial Group	28.3	24.1	22.8
Diagnostics and Information Group	8.0	8.8	4.6
Financial Services	1.4	--	--

Total from reportable segments	61.0	60.3	51.7
Financial Services	--	--	--

Total depreciation and amortization	$61.0	$60.3	$51.7

Geographic Regions: Geographic data is as follows:

(Amounts in millions)	2004	2003	2002
Total revenue:*
United States	$1,383.1	$1,339.0	$1,358.7
Europe	738.7	659.3	547.0
All other	285.4	234.9	203.4

Total revenue	$2,407.2	$2,233.2	$2,109.1

Long-lived assets:**
United States	$309.4	$328.1	$351.9
Sweden	181.9	172.7	143.3
Luxembourg	158.7	146.1	119.0
All other	174.8	168.8	148.1

Total long-lived assets	$824.8	$815.7	$762.3

*  Revenue is attributed to countries based on the origin of the sale.
**  Long-lived assets consist of Property and equipment — net plus Goodwill plus Other intangibles — net.

Products and Services: Snap-on derives net sales from a broad line of products and complementary services that are grouped into two categories: tools and equipment. The tools category is comprised of Snap-on’s hand tools, power tools, tool storage units, saws, and cutting and pruning tools product offerings. The equipment category is comprised of vehicle service diagnostics equipment, vehicle service equipment, vehicle service information, business management systems and equipment repair service product offerings. Snap-on also derives revenue from financing its products through SOC and through its wholly owned finance subsidiaries. Snap-on utilizes various financing programs to facilitate the sales of its products. Refer to Notes 2 and 9 for additional information. Further product line information is not presented, as it is not practicable to do so. The following table shows the consolidated net sales of these product groups in the last three years:

(Amounts in millions)	2004	2003	2002
Net sales:
Tools	$1,358.9	$1,368.9	$1,281.7
Equipment	970.2	864.3	827.4

Total net sales	2,329.1	2,233.2	2,109.1
Financial services revenue	78.1	--	--

Total revenue	$2,407.2	$2,233.2	$2,109.1

Quarterly Financial Information (Unaudited)

(Amounts in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2004
Net sales	$595.1	$591.3	$550.9	$591.8	$2,329.1
Financial services revenue	21.2	20.8	17.9	18.2	78.1
Total revenue	616.3	612.1	568.8	610.0	2,407.2
Gross profit	249.3	255.9	239.4	264.7	1,009.3
Net earnings	12.7	22.2	22.8	24.0	81.7
Earnings per share - basic	0.22	0.38	0.39	0.42	1.41
Earnings per share - diluted	0.22	0.38	0.39	0.42	1.40
Cash dividends paid per share	$0.25	$0.25	$0.25	$0.25	$1.00
2003
Net sales	$543.1	$565.2	$525.6	$599.3	$2,233.2
Gross profit	245.4	246.1	221.8	251.4	964.7
Net earnings	21.4	22.3	17.7	17.3	78.7
Earnings per share - basic	0.37	0.38	0.30	0.30	1.35
Earnings per share - diluted	0.37	0.38	0.30	0.30	1.35
Cash dividends paid per share	$0.25	$0.25	$0.25	$0.25	$1.00

Beginning in 2004, in conjunction with the consolidation of SOC, financial services revenue consists of SOC's sales of originated contracts and service fee income, as well as installment contract revenue and dealer loan receivable revenue derived from SOC and Snap-on's wholly owned international finance operations. As Snap-on consolidated SOC on a prospective basis, previously issued financial statements have not been restated to reflect the consolidation of SOC. Refer to Notes 2 and 9 of the Consolidated Financial Statements for further discussion of the consolidation of SOC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Snap-on Incorporated

We have audited the accompanying consolidated balance sheets of Snap-on Incorporated and subsidiaries (the “Company”) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 1, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Snap-on Incorporated and subsidiaries as of January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation 46R, Consolidation of Variable Interest Entities, and, accordingly, began consolidating Snap-on Credit LLC as of January 4, 2004, and, as discussed in Note 18 to the consolidated financial statements, the Company changed its reportable segments in 2004.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Milwaukee, WI
February 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Snap-on Incorporated

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Snap-on Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 1, 2005 of the Company and our report dated February 24, 2005 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the adoption of FASB Interpretation 46R and the change in reportable segments.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Milwaukee, WI
February 24, 2005