Form 10-Q
period 2005-04-02
SNAP ON INC
filed 2005-05-06
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

Commission File Number 1-7724

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2005
Common Stock, $1 par value	57,793,146 shares

SNAP-ON INCORPORATED

INDEX

		Page
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Earnings - Three Months Ended
	April 2, 2005, and April 3, 2004	3
	Consolidated Balance Sheets - April 2, 2005, and January 1, 2005	4-5
	Consolidated Statements of Cash Flows - Three Months Ended
	April 2, 2005, and April 3, 2004	6
	Notes to Consolidated Financial Statements	7-20
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	21-30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-32
Item 4.	Controls and Procedures	33
Part II.	Other Information
Item 1.	Legal Proceedings	34
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of
	Equity Securities	34-35
Item 5.	Other Information	36
Item 6.	Exhibits	37
Signatures		38
Exhibit Index		39

SNAP-ON INCORPORATED
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004
Net sales	$598.7	$595.1
Financial services revenue	14.1	21.2

Total revenue	612.8	616.3
Cost of goods sold	(341.8)	(345.8)
Operating expenses	(236.7)	(243.5)

Operating earnings	34.3	27.0
Interest expense	(5.9)	(5.6)
Other income (expense) - net	(0.9)	(1.9)

Earnings before income taxes	27.5	19.5
Income tax expense	(9.6)	(6.8)

Net earnings	$17.9	$12.7

Net earnings per share - basic and diluted	$0.31	$0.22

Weighted-average shares outstanding:
Basic	57.8	58.2
Effect of dilutive options	0.5	0.5

Diluted	58.3	58.7

Dividends declared per common share	$0.25	$0.25

See Notes to Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	April 2, 2005	January 1, 2005
ASSETS
Current assets
Cash and cash equivalents	$145.4	$150.0
Accounts receivable - net of allowances	550.3	542.0
Inventories
Finished goods	310.4	308.6
Work in process	44.4	40.0
Raw materials	70.2	69.6
Excess of current cost over LIFO cost	(76.4)	(76.3)

Total inventories	348.6	341.9
Deferred income tax benefits	82.9	77.1
Prepaid expenses and other assets	71.7	81.6

Total current assets	1,198.9	1,192.6
Property and equipment
Land	24.3	25.7
Buildings and improvements	215.5	223.0
Machinery and equipment	564.7	578.9

	804.5	827.6
Accumulated depreciation and amortization	(506.2)	(514.0)

Property and equipment - net	298.3	313.6
Deferred income tax benefits	8.7	9.4
Goodwill	424.6	441.1
Other intangibles - net	67.6	70.0
Pension assets	159.4	159.7
Other assets	94.9	103.7

Total assets	$2,252.4	$2,290.1

See Notes to Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	April 2, 2005	January 1, 2005
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$201.0	$194.9
Notes payable and current maturities of long-term debt	129.0	127.8
Accrued benefits	36.1	34.5
Accrued compensation	52.1	57.2
Dealer deposits	42.3	46.9
Deferred subscription revenue	31.0	26.2
Income taxes	29.6	21.9
Other accrued liabilities	152.4	164.8

Total current liabilities	673.5	674.2
Long-term debt	202.1	203.2
Deferred income taxes	79.0	76.5
Retiree health care benefits	88.9	89.0
Pension liabilities	73.3	73.3
Other long-term liabilities	59.4	63.2

Total liabilities	1,176.2	1,179.4

SHAREHOLDERS' EQUITY
Preferred stock - authorized 15,000,000 shares
of $1 par value; none outstanding	--	--
Common stock - authorized 250,000,000 shares
of $1 par value; issued 67,016,507 and 67,004,903 shares	67.0	67.0
Additional paid-in capital	92.4	105.8
Retained earnings	1,112.1	1,108.7
Accumulated other comprehensive income (loss)	92.4	129.1
Grantor stock trust at fair market value - 4,037,984
and 4,278,561 shares	(127.1)	(147.0)
Treasury stock at cost - 5,199,764 and 4,974,764 shares	(160.6)	(152.9)

Total shareholders' equity	1,076.2	1,110.7

Total liabilities and shareholders' equity	$2,252.4	$2,290.1

See Notes to Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004
OPERATING ACTIVITIES
Net earnings	$17.9	$12.7
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Depreciation	13.5	18.4
Amortization of other intangibles	1.1	0.5
Deferred income tax provision	--	1.3
Loss (gain) on sale of assets	0.7	(0.1)
Loss (gain) on mark to market for cash flow hedges	(0.3)	(0.9)
Changes in operating assets and liabilities, net of
effects of acquisitions:
(Increase) decrease in receivables	(17.4)	(14.6)
(Increase) decrease in inventories	(14.1)	(3.5)
(Increase) decrease in prepaid and other assets	14.2	(5.3)
Increase (decrease) in accounts payable	9.1	15.1
Increase (decrease) in accruals and other liabilities	(5.4)	10.2

Net cash provided by operating activities	19.3	33.8
INVESTING ACTIVITIES
Capital expenditures	(9.2)	(7.3)
Proceeds from disposal of property and equipment	3.0	1.0

Net cash used in investing activities	(6.2)	(6.3)
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	1.3	(1.3)
Purchase of treasury stock	(7.7)	(4.7)
Proceeds from stock purchase and option plans	6.5	5.0
Cash dividends paid	(14.5)	(14.6)

Net cash used in financing activities	(14.4)	(15.6)
Effect of exchange rate changes on cash and cash equivalents	(3.3)	(0.4)

Increase (decrease) in cash and cash equivalents	(4.6)	11.5
Cash and cash equivalents at beginning of period	150.0	96.1

Cash and cash equivalents at end of period	$145.4	$107.6

Supplemental cash flow disclosures:
Cash paid for interest	$(10.4)	$(10.3)
Cash refunded for income taxes	6.2	10.5

See Notes to Consolidated Financial Statements.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	This report should be read in conjunction with the consolidated financial statements and related notes included in Snap-on Incorporated’s (“Snap-on” or “the company”) 2004 Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

The consolidated financial statements include the accounts of Snap-on, its majority-owned subsidiaries and Snap-on Credit LLC (“SOC”), a 50%-owned joint venture with The CIT Group, Inc. (“CIT”). The consolidated financial statements do not include the accounts of the company’s independent dealers. All significant intercompany accounts and transactions have been eliminated. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Due to changes in Snap-on’s management organization structure, Snap-on realigned its reportable business segments during the first quarter of 2005. The accompanying prior-year segment data has been restated to reflect these realignments. Refer to Note 15 for information on Snap-on’s business segments.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to a fair statement of financial condition and results of operations for the three-month period ended April 2, 2005, have been made. Management believes that the results of operations for the three-month period ended April 2, 2005, are not necessarily indicative of the results to be expected for the full fiscal year.

2.	In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurements for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Snap-on adopted SFAS No. 153 on January 2, 2005, the beginning of its 2005 fiscal year. The adoption of SFAS No. 153 did not have a material impact on the company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R eliminates the alternative to use Accounting Principles Board (“APB”) Opinion No. 25‘s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be remeasured at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. On April 14, 2005, the Securities and Exchange Commission postponed the required date for adopting SFAS No.123R, which would have initially been effective for Snap-on as of the beginning of its fiscal 2005 third quarter. As a result, SFAS No. 123R will be effective for Snap-on as of January 1, 2006, the beginning of its 2006 fiscal year. The adoption of SFAS No. 123R will result in the company recording expense for a) the unvested portion of grants issued prior to the adoption of SFAS No. 123R, and b) new grant issuances, both of which will be expensed over the requisite service period. The company is currently assessing the impact the adoption of SFAS No. 123R will have on the company’s consolidated financial position and results of operations.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” which requires idle facility expenses, excessive spoilage, and double freight and rehandling costs to be treated as current period charges and also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Accounting Research Bulletin No. 43, “Inventory Pricing,” previously required such expenses to be treated as current period expenses only if they meet the criterion of “so abnormal,” which was not a defined term. Snap-on adopted SFAS No. 151 on January 2, 2005, the beginning of its 2005 fiscal year. The adoption of SFAS No. 151 did not have a material impact on the company’s consolidated financial position or results of operations.

3.	Accounts receivable include trade accounts, installment and other receivables, including the current portion of dealer financing receivables. The components of Snap-on’s current accounts receivable were as follows:

(Amounts in millions)	April 2, 2005	January 1, 2005
Trade accounts receivable	$490.3	$487.6
Installment receivables, net of unearned finance
charges of $8.4 million and $12.3 million	53.1	51.0
Other accounts receivable	51.9	49.9

Total	595.3	588.5
Allowances for doubtful accounts	(45.0)	(46.5)

Total accounts receivable - net	$550.3	$542.0

The long-term portion of accounts receivable is classified in “Other assets” on the accompanying Consolidated Balance Sheets and is comprised of installment and other receivables, including dealer-financing receivables, with payment terms that are due beyond one year. The components of
Snap-on’s long-term accounts receivable were as follows:

(Amounts in millions)	April 2, 2005	January 1, 2005
Installment receivables, net of unearned finance
charges of $10.3 million and $7.6 million	$45.7	$50.9
Other long-term accounts receivable	18.6	18.8

Total	$64.3	$69.7

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.	Disclosures related to other intangible assets are as follows:

	April 2, 2005		January 1, 2005
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other
intangible assets:
Trademarks	$2.7	$(0.6)	$2.8	$(0.6)
Patents	33.6	(14.8)	33.6	(14.0)

Total	36.3	(15.4)	36.4	(14.6)
Unamortized other
intangible assets:
Trademarks	46.7	--	48.2	--

Total	$83.0	$(15.4)	$84.6	$(14.6)

The weighted-average amortization period is 35 years for trademarks and 16 years for patents. The weighted-average amortization period for trademarks and patents on a combined basis is 19 years.

Amortization expense for the three months ended April 2, 2005, and April 3, 2004, was $1.1 million and $0.5 million. Total estimated annual amortization expense expected for 2005 is $2.4 million and $1.9 million for each of the next four fiscal years, based on current levels of other intangible assets.

Goodwill was $424.6 million and $441.1 million at April 2, 2005, and January 1, 2005. The decrease in goodwill resulted from currency translation.

5.	SOC provides a broad range of financial services to Snap-on’s U.S. dealer and customer network and to Snap-on’s industrial and other customers.
Snap-on receives royalty and management fee income from SOC based on the volume of financings originated by SOC. Snap-on also shares ratably with CIT in any residual net profit or loss of the joint venture after operating expenses, including royalty and management fees, interest costs and credit loss provisions. Snap-on provides extended-term financing internationally through its wholly owned subsidiaries.

SOC sells substantially all of its originated contracts (through asset-securitization transactions) on a limited recourse basis to CIT, net of certain fees. SOC continues to service these contracts for an estimated market-rate servicing fee. During the first quarter of fiscal 2005, SOC originated contracts totaling $96.5 million, as compared to $119.6 million in the first quarter of 2004.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions against Snap-on (primarily for dealer van loans). At April 2, 2005, and January 1, 2005, $13.8 million and $14.8 million of loans, with terms ranging from six months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of April 2, 2005, was not material.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis, with a combined maximum borrowing limit not to exceed $24 million. As of April 2, 2005, and January 1, 2005, SOC owed both Snap-on and CIT $0.8 million and $0.5 million each pursuant to this agreement.

Snap-on’s exposure related to SOC as of April 2, 2005, was its $3.5 million investment and the $0.8 million working capital loan plus the recourse obligations on customer financings, both discussed above. CIT’s investment of $3.5 million as of April 2, 2005, is included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.

6.	During the first quarter of 2005, Snap-on recorded costs associated with exit and disposal activities of $7.8 million, including charges of $1.2 million that are included in “Cost of goods sold” and charges of $6.6 million that are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings. All of the $7.8 million in costs incurred qualified for accrual treatment. Costs associated with exit and disposal activities incurred in the first quarter of 2005 primarily related to headcount reductions at multiple North American facilities; the closure of a German hand-tool plant that was consolidated into the company’s Spanish operation; the elimination of one plant in Spain through further consolidation; and management realignment actions at various other Snap-on facilities.

During the first quarter of 2004, Snap-on recorded restructuring and continuous improvement charges of $9.9 million, including $7.1 million related to the phase out of production at two U.S. hand-tool manufacturing facilities and $2.8 million related to consolidation initiatives and management realignment actions at various other Snap-on facilities. Production at the two U.S. hand-tool manufacturing facilities ceased on March 31, 2004. Of the $9.9 million, $8.6 million is included in “Cost of goods sold” and $1.3 million is included in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

Snap-on’s 2005 exit and disposal accrual activity related to 2005 actions was as follows:

(Amounts in millions)	Provision in 2005	Usage in 2005	Balance at April 2, 2005
Severance costs:
Snap-on Dealer Group	$1.7	$(0.5)	$1.2
Commercial and Industrial Group	2.0	(0.9)	1.1
Diagnostic and Information Group	1.0	(0.3)	0.7
Financial Services	0.3	--	0.3
Corporate	2.0	(0.7)	1.3

Total	$7.0	$(2.4)	$4.6

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Accrual usage of $2.4 million during the first quarter of 2005 reflects first quarter severance and related payments for the separation of approximately 400 employees in North America. Snap-on anticipates that the remaining severance accrual related to the first-quarter 2005 actions will be fully utilized by the end of 2005.

Snap-on’s 2005 exit and disposal accrual activity related to 2004 actions was as follows:

(Amounts in millions)	Balance at January 1, 2005	Provision in 2005	Usage in 2005	Balance at April 2, 2005
Severance costs:
Snap-on Dealer Group	$0.1	$--	$--	$0.1
Commercial and
Industrial Group	2.2	0.6	(1.2)	1.6
Diagnostic and
Information Group	0.2	0.2	(0.1)	0.3
Facility consolidation
or closure costs:
Commercial and
Industrial Group	0.1	--	(0.1)	--

Total	$2.6	$0.8	$(1.4)	$2.0

Exit and disposal accrual usage of $1.4 million in 2005 consisted of $1.3 million for severance payments and $0.1 million for lease termination payments. Snap-on anticipates that the exit and disposal activities accrual related to its 2004 actions will be fully utilized by the end of the third quarter of 2005.

Snap-on’s 2005 exit and disposal accrual activity related to actions announced in 2003 was as follows:

(Amounts in millions)	Balance at January 1, 2005	Provision in 2005	Usage in 2005	Balance at April 2, 2005
Severance costs:
Snap-on Dealer Group	$0.7	$--	$(0.2)	$0.5
Commercial and
Industrial Group	0.2	--	(0.2)	--

Total	$0.9	$--	$(0.4)	$0.5

Exit and disposal accrual usage of $0.4 million in 2005 consisted of severance payments related to the March 2004 closure of two U.S. hand-tool manufacturing facilities. Snap-on anticipates that the remaining severance accrual related to these actions will be fully utilized by the end of the second quarter of 2005.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances. Snap-on also expects that it will incur approximately $15 million to $17 million of additional exit and disposal charges during the remainder of fiscal 2005.

7.	Notes payable and long-term debt of Snap-on at April 2, 2005, and January 1, 2005, totaled $331.1 million and $331.0 million. Notes payable to banks under bank lines of credit totaled $3.8 million and $2.5 million at April 2, 2005, and January 1, 2005. At April 2, 2005, and January 1, 2005, Snap-on had commercial paper outstanding of $25.0 million.

At April 2, 2005, Snap-on had a $400 million multi-currency revolving credit facility that terminates on July 27, 2009. The $400 million multi-currency revolving credit facility’s financial covenant requires that Snap-on maintain a ratio of debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00. As of April 2, 2005, Snap-on was in compliance with all covenants of this revolving credit facility.

At April 2, 2005, Snap-on also had $20 million of unused committed bank lines of credit, of which $10 million expires on July 31, 2005, and $10 million expires on August 31, 2005. At April 2, 2005, Snap-on had approximately $395 million of unused available debt capacity under the terms of its revolving credit facility and committed bank lines of credit.

8.	Snap-on uses derivative instruments to manage well-defined interest rate and foreign currency exposures. Snap-on does not use derivative instruments for speculative or trading purposes. The criteria used to determine if hedge accounting treatment is appropriate are (i) the designation of the hedge to an underlying exposure, (ii) whether or not overall risk is being reduced, and (iii) if there is a correlation between the value of the derivative instrument and the underlying obligation. On the date a derivative contract is entered into, Snap-on designates the derivative as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a natural hedging instrument whose change in fair value is recognized as an economic hedge against changes in the values of the hedged item.

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

At April 2, 2005, Snap-on had net outstanding foreign exchange forward contracts to buy $4.3 million comprised of buy contracts of $65.8 million in Swedish kronor, $18.4 million in Australian dollars, $10.8 million in Canadian dollars, $2.6 million in Danish kronor, $2.2 million in Swiss francs, $1.6 million in Norwegian kroner, and $1.5 million in Japanese yen, and sell contracts of $64.9 million in euros, $18.2 million in British pounds, $9.6 million in Singapore dollars, $3.7 million in Hungarian forints, $0.7 million in New Zealand dollars, $0.6 million in Polish zloty, and $0.9 million in other currencies. At January 1, 2005, Snap-on had net outstanding foreign exchange forward contracts to sell $11.3 million comprised of buy contracts of $78.0 million in Swedish kronor, $19.3 million in Canadian dollars, $15.2 million in Australian dollars, $1.9 million in Taiwan dollars, and $1.5 million in Swiss francs and sell contracts of $73.3 million in euros, $29.7 million in British pounds, $12.3 million in Singapore dollars, $3.2 million in Danish kronor, $2.9 million in Hungarian forints, $2.1 million in Norwegian kroner, $1.0 million in Japanese yen, $0.8 million in Polish zlotys, $0.6 million in Mexican pesos, $0.6 million in New Zealand dollars and $0.7 million in other currencies.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The majority of Snap-on’s forward exchange contracts are not designated as hedges under SFAS No. 133. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) –net” on the accompanying Consolidated Statements of Earnings. Forward exchange contracts that qualify for hedge accounting treatment are accounted for as cash flow hedges where the effective portion of the changes in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss)” on the accompanying Consolidated Balance Sheet. When the hedged item is realized in income, the gain or loss included in “Accumulated other comprehensive income (loss)” is reclassified to income in the same financial statement caption as the hedged item. For all cash flow hedges qualifying for hedge accounting under SFAS No. 133, the net accumulated derivative loss at April 2, 2005, was not material. The ineffective portion of changes in fair value of the cash flow hedges are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net,” and which were not material for the three months ended April 2, 2005, and April 3, 2004.

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense. For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to interest expense. For cash flow hedges, the effective portion of the change in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss),” while any ineffective portion is recorded as an adjustment to interest expense. The notional amount of interest rate swaps was $75 million at both April 2, 2005, and January 1, 2005, and included $50 million of fair value hedges and $25 million of cash flow hedges. On April 6, 2005, subsequent to first-quarter end, $25 million of interest rate swaps classified as cash flow hedges as of April 2, 2005, expired. These swaps hedged the interest rate risk associated with the company’s commercial paper borrowings. On April 6, 2005, Snap-on repaid $25 million of its commercial paper borrowings with available cash on hand.

For all cash flow hedges qualifying for hedge accounting under SFAS No. 133, the net accumulated derivative loss at April 2, 2005, was $0.3 million, after tax, and is reflected in “Accumulated other comprehensive income (loss).” Changes in the fair value of derivative financial instruments qualifying for hedge accounting are reflected as derivative assets or liabilities with the corresponding gains or losses reflected in earnings in the period of change. An offsetting gain or loss is also reflected in earnings based upon the changes of the fair value of the debt instrument being hedged. For all fair value hedges qualifying for hedge accounting the net accumulated derivative loss at April 2, 2005, was $2.0 million. At April 2, 2005, the maximum maturity date of any cash flow hedge and fair value hedge was approximately one week and six years, respectively. During the next 12 months, Snap-on expects to reclassify into earnings an immaterial amount of after-tax net losses from “Accumulated other comprehensive income (loss).” During the first quarter ended April 2, 2005, cash flow hedge and fair value hedge ineffectiveness was not material.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9.	Snap-on’s net pension expense included the following components:

	Three Months Ended
(Amounts in millions)	April 2, 2005	April 3, 2004
Service cost	$5.4	$5.0
Interest cost	11.0	10.6
Expected return on assets	(14.1)	(12.2)
Amortization of:
Actuarial loss	2.4	2.1
Prior service cost	0.4	0.3
Net transition asset	(0.1)	(0.1)

Net pension expense	$5.0	$5.7

Snap-on has not made, and presently does not expect to make, a contribution to its domestic pension plans in 2005.

10.	Snap-on’s net postretirement health care benefits expense included the following components:

	Three Months Ended
(Amounts in millions)	April 2, 2005	April 3, 2004
Service cost	$0.2	$0.2
Interest cost	1.1	1.4
Amortization of unrecognized net gain	(0.1)	--

Net postretirement expense	$1.2	$1.6

11.	Snap-on has various stock award and purchase plans for directors, officers and key employees.

Stock options outstanding under the 2001 Incentive Stock and Awards Plan (“2001 Plan”) and the predecessor plan have expiration dates ranging from 2005 to 2015 and vesting periods ranging from immediate to three years. The plans provide that options be granted at exercise prices equal to market value on the date the option is granted. Stock option activity under the 2001 Plan and predecessor plans was as follows:

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended April 2, 2005
	Options	Exercise Price*
Outstanding at beginning of period	5,900,349	$30.78
Granted	485,320	33.66
Exercised	(270,678)	26.63
Canceled	(134,898)	35.86

Outstanding at end of period	5,980,093	31.09

Exercisable at end of period	5,044,573	30.77

*Weighted-average

The following table summarizes information about stock options outstanding as of April 2, 2005:

Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (Years)*	Exercise Price*
$19 to $25	4,500	0.07	$24.84
$25 to $31	2,600,760	6.04	27.25
$31 to $38	2,977,630	6.82	33.27
$38 to $46	397,203	2.83	40.01

Totals	5,980,093	6.21	31.09

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

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended
(Amounts in millions, except per share data)	April 2, 2005	April 3, 2004
Net earnings, as reported	$17.9	$12.7
Adjustments to net earnings, as reported:
Stock-based employee compensation expense
included in reported net income, net of related
tax effects	(0.1)	1.3
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(1.2)	(1.7)

Pro forma net earnings	$16.6	$12.3

Net earnings per share - basic:
As reported	$0.31	$0.22
Pro forma	0.29	0.21
Net earnings per share - diluted:
As reported	0.31	0.22
Pro forma	0.28	0.21

12.	The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
	April 2, 2005	April 3, 2004
Weighted-average common shares outstanding	57,775,299	58,221,418
Dilutive effect of employee stock options	490,515	512,950

Weighted-average common
shares outstanding, assuming dilution	58,265,814	58,734,368

The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Options to purchase 1,784,809 shares and 2,164,643 shares of Snap-on common stock were not included in the computation of diluted earnings per share for the three months ended April 2, 2005, and April 3, 2004, as the exercise prices of the options were greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13.     Total comprehensive income (loss) for the three-months ended April 2, 2005, and April 3, 2004, was as follows:

	Three Months Ended
(Amounts in millions)	April 2, 2005	April 3, 2004
Net earnings	$17.9	$12.7
Foreign currency translation	(36.3)	(12.9)
Change in fair value of derivative instruments,
net of tax	(0.3)	(1.0)

Total comprehensive income (loss)	$(18.7)	$(1.2)

14.	Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience. The following summarizes Snap-on’s product warranty accrual activity for the first three months of 2005 and 2004:

	Three Months Ended
(Amounts in millions)	April 2, 2005	April 3, 2004
Warranty reserve:
Beginning of year	$15.7	$12.5
Additions	3.2	3.6
Usage	(2.8)	(2.3)

End of period	$16.1	$13.8

Snap-on has government contracts with federal departments and agencies, two of which were under audit by the U.S. General Services Administration (“GSA”). The two contracts involve sales from March 1996 through February 2001, and sales since February 2001. The primary focus of these audits concerns the interpretation and application of the price reduction provisions of these contracts. On July 23, 2004, Snap-on reached an agreement with the U.S. Department of Justice to resolve the government audit, relating to two contracts with the GSA. Snap-on agreed to settle the claims over the interpretation and application of the price reduction and billing provisions of these two contracts for sales from March 1996 through the July 23, 2004, settlement date for $10 million. Snap-on incurred a pretax charge of $3.6 million, or $0.04 per diluted share, in the second quarter of 2004 for costs not previously accrued. Snap-on remitted the $10 million cash settlement to the U.S. Department of Justice on August 5, 2004. On February 8, 2005, the GSA requested information from Snap-on to evaluate possible administrative action and, as of the date of this Form 10-Q, the company continues to have ongoing discussions and correspondence with the GSA regarding this matter.

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

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

15.	Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments include: (i) the Snap-on Dealer Group; (ii) the Commercial and Industrial Group; (iii) the Diagnostics and Information Group; and (iv) Financial Services. The Snap-on Dealer Group consists of Snap-on’s business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle-service information, business management systems, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services consists of the business operations of SOC, a consolidated 50%-owned joint venture between Snap-on and CIT, and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has dealer operations. See Note 5 for further discussion of SOC.

Snap-on evaluates the performance of its operating segments based on segment revenues and operating earnings, exclusive of financing activities and income taxes. Segment revenues are defined as total revenues, including both external customer revenue and intersegment revenue. Segment operating earnings are defined as segment revenues less cost of goods sold and operating expenses, including restructuring costs. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Intersegment amounts are eliminated to arrive at consolidated financial results.

Due to changes in Snap-on’s management organization structure, Snap-on realigned its business segments during the first quarter of fiscal 2005. The primary changes include the transfer of Snap-on’s Technical Representative support organization from the Snap-on Dealer Group to the Diagnostics and Information Group and the segregation of Snap-on’s general corporate expenses from the operating earnings of the business segments. Prior to fiscal 2005, shared services and general corporate expenses and corporate assets were allocated to the business segments based on segment revenues. Beginning in fiscal 2005, the business segments are charged only for those shared services utilized by the business segment based on an estimate of the value of services provided; general corporate expenses and corporate assets are not allocated to the business segments. Corporate assets consist principally of those assets that are centrally managed including cash and cash equivalents, short-term investments, debt, pension assets and income taxes, as well as corporate real estate and related assets. Prior-year financial data by segment has been restated to reflect these reportable business segment realignments.

Neither Snap-on nor any of its segments, except Financial Services, depend on any single customer, small group of customers or government for more than 10% of its revenues. As a result of SOC’s relationship with CIT, Snap-on’s Financial Services business segment depends on CIT for more than 10% of its revenues. See Note 5 for further discussion of SOC.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial data by segment was as follows:

	Three Months Ended
(Amounts in millions)	April 2, 2005	April 3, 2004
External revenue:
Snap-on Dealer Group	$255.8	$262.9
Commercial and Industrial Group	259.2	252.2
Diagnostics and Information Group	83.7	80.0
Financial Services	14.1	21.2

Total external revenue	$612.8	$616.3

Intersegment revenue:
Snap-on Dealer Group	$--	$--
Commercial and Industrial Group	34.6	30.6
Diagnostics and Information Group	30.7	38.2
Financial Services	--	--

Total intersegment revenue	$65.3	$68.8

Total revenue:
Snap-on Dealer Group	$255.8	$262.9
Commercial and Industrial Group	293.8	282.8
Diagnostics and Information Group	114.4	118.2
Financial Services	14.1	21.2

Total segment revenue	678.1	685.1
Intersegment eliminations	(65.3)	(68.8)

Total consolidated revenue	$612.8	$616.3

Operating earnings:
Snap-on Dealer Group	$18.1	$14.9
Commercial and Industrial Group	11.0	3.3
Diagnostics and Information Group	9.3	9.2
Financial Services	4.3	10.9

Segment operating earnings	42.7	38.3
Corporate	(8.4)	(11.3)

Operating earnings	34.3	27.0
Interest expense	(5.9)	(5.6)
Other income (expense) - net	(0.9)	(1.9)

Earnings before income taxes	$27.5	$19.5

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(Amounts in millions)	April 2, 2005	January 1, 2005
Assets:
Snap-on Dealer Group	$443.6	$424.5
Commercial and Industrial Group	1,009.5	1,042.7
Diagnostics and Information Group	234.5	243.5
Financial Services	157.3	174.6

Total from reportable segments	1,844.9	1,885.3
Corporate	446.5	471.7
Elimination of intersegment receivables	(39.0)	(66.9)

Total assets	$2,252.4	$2,290.1

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Highlights of Snap-on’s results of operations for the first quarters of 2005 and 2004 are as follows:

	Three Months Ended
(Dollars in millions)	April 2, 2005		April 3, 2004		Increase/ (Decrease)
Net sales	$598.7	97.7%	$595.1	96.6%	$3.6	0.6%
Financial services revenue	14.1	2.3%	21.2	3.4%	(7.1)	-33.5%

Total revenue	612.8	100.0%	616.3	100.0%	(3.5)	-0.6%
Cost of goods sold	341.8	55.8%	345.8	56.1%	(4.0)	-1.2%
Operating expenses	236.7	38.6%	243.5	39.5%	(6.8)	-2.8%

Operating earnings	34.3	5.6%	27.0	4.4%	7.3	27.0%
Interest expense	5.9	1.0%	5.6	0.9%	0.3	5.4%
Other (income) expense - net	0.9	0.1%	1.9	0.3%	(1.0)	-52.6%

Earnings before income taxes	27.5	4.5%	19.5	3.2%	8.0	41.0%
Income tax expense	9.6	1.6%	6.8	1.1%	2.8	41.2%

Net earnings	$17.9	2.9%	$12.7	2.1%	$5.2	40.9%

Total revenue in the first quarter of 2005 decreased $3.5 million from prior-year levels as lower financial services revenue of $7.1 million, largely due to the effects of higher interest rates and lower credit originations in Snap-on’s domestic financing business, was partially offset by a $3.6 million year-over-year increase in net sales. The $3.6 million increase in net sales includes $12.3 million of favorable currency translation partially offset by lower sales of $8.7 million, principally due to a lower number of U.S. dealer vans in operation in the first quarter of 2005.

Gross profit (defined as net sales less cost of goods sold) was $256.9 million, or 42.9% of net sales, in the first quarter of 2005, as compared to $249.3 million, or 41.9% of net sales, in the first quarter of 2004. Gross profit in the first quarter of 2005 increased $7.6 million or 100 basis points (100 basis points equals 1.0 percent) as a percentage of net sales. Benefits from lower costs, including benefits from efficiency and productivity initiatives and lower year-over-year restructuring costs of $7.4 million, as well as benefits from higher selling prices and $4.0 million from favorable currency translation, were partially offset by the impact of the lower sales, higher production costs as a result of U.S. manufacturing inefficiencies, and $6.8 million of higher steel costs. Restructuring costs included in “Cost of goods sold,” on the accompanying Consolidated Statements of Income, totaled $1.2 million in the first quarter of 2005, as compared to $8.6 million in the comparable prior-year period. Costs incurred in the first quarter of 2004 primarily related to the phase out of production at two U.S. hand-tool manufacturing facilities.

Operating expenses in the first quarter of 2005 decreased $6.8 million, or 90 basis points as a percentage of total revenue, from the first quarter of 2004. Benefits from efficiency and productivity initiatives and $6.0 million in lower year-over-year bad debt expense were partially offset by $5.3 million in higher year-over-year restructuring costs, $4.0 million of unfavorable currency translation and $3.0 million of costs to terminate a supplier relationship. Restructuring costs included in “Operating expenses,” on the accompanying Consolidated Statements of Income, totaled $6.6 million in the first quarter of 2005, as compared to $1.3 million in the comparable prior-year period. Costs incurred in the first quarter of 2005 primarily related to headcount reductions at multiple North American facilities.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest expense of $5.9 million in the first quarter of 2005 was slightly higher than prior year due to the impact of higher year-over-year interest rates on comparable debt levels.

Other income (expense) – net was an expense of $0.9 million in the first quarter of 2005, as compared to an expense of $1.9 million in the first quarter of 2004. This line item includes the impact of all non-operating items such as interest income, hedging and currency exchange rate transactions gains and losses, minority interest and other miscellaneous non-operating items. Minority interest expense was $1.0 million in the first quarter of 2005, as compared to $1.2 million in the first quarter of 2004. The year-over-year change in other income (expense) includes $0.7 million in lower foreign exchange losses, $0.2 million of lower minority interest expense and $0.2 million of higher interest income due to the year-over-year increase in average cash on hand.

Snap-on’s effective tax rate was 35% in the first quarters of 2005 and 2004.

Exit and Disposal Activities: For a discussion of Snap-on’s exit and disposal activities, refer to Note 6 of the Consolidated Financial Statements.

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments include: (i) the Snap-on Dealer Group; (ii) the Commercial and Industrial Group; (iii) the Diagnostics and Information Group; and (iv) Financial Services. The Snap-on Dealer Group consists of Snap-on’s business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle-service information, business management systems, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services consists of the business operations of SOC and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has dealer operations.

Snap-on evaluates the performance of its operating segments based on segment revenues and operating earnings, exclusive of financing activities and income taxes. Segment revenues are defined as total revenues, including both external customer revenue and intersegment revenue. Segment operating earnings are defined as segment revenues less cost of goods sold and operating expenses, including restructuring costs. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Intersegment amounts are eliminated to arrive at consolidated financial results.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Due to changes in Snap-on’s management organization structure, Snap-on realigned its business segments during the first quarter of fiscal 2005. The primary changes include the transfer of Snap-on’s Technical Representative support organization from the Snap-on Dealer Group to the Diagnostics and Information Group and the segregation of Snap-on’s general corporate expenses from the operating earnings of the business segments. Prior to fiscal 2005, shared services and general corporate expenses and corporate assets were allocated to the business segments based on segment revenues. Beginning in fiscal 2005, the business segments are charged only for those shared services utilized by the business segment based on an estimate of the value of services provided; general corporate expenses and corporate assets are not allocated to the business segments. Corporate assets consist principally of those assets that are centrally managed including cash and cash equivalents, short-term investments, debt, pension assets and income taxes, as well as corporate real estate and related assets. Prior-year financial data by segment has been restated to reflect these reportable business segment realignments.

Snap-on Dealer Group

	Three Months Ended
(Dollars in millions)	April 2, 2005		April 3, 2004		Increase/ (Decrease)
External revenue	$255.8	100.0%	$262.9	100.0%	$(7.1)	-2.7%
Intersegment revenue	--	--%	--	--%	--	--%

Total segment revenue	255.8	100.0%	262.9	100.0%	(7.1)	-2.7%
Cost of goods sold	140.4	54.9%	151.3	57.6%	(10.9)	-7.2%

Gross profit	115.4	45.1%	111.6	42.4%	3.8	3.4%
Operating expenses	97.3	38.0%	96.7	36.8%	0.6	0.6%

Segment operating earnings	$18.1	7.1%	$14.9	5.6%	$3.2	21.5%

Total segment revenue in the first quarter of 2005 decreased $7.1 million, or 2.7%, over prior-year levels. The year-over-year revenue decrease reflects $9.9 million of lower sales, principally due to a lower average number of U.S. dealer vans in operation for the quarter coupled with product backlog from production inefficiencies, partially offset by $2.8 million of favorable currency translation. The number of U.S. dealer vans in operation at the end of the first quarter of 2005 was down 7% from the comparable prior-year level. In 2004, Snap-on tightened eligibility requirements and the recruiting standards for prospective dealers, aimed at improving the strength of its franchised dealer network. Snap-on expects to experience growth in the number of dealer vans in operation in the second half of 2005, along with a resulting improvement in sales activities, reflecting the continued strength in franchise applications. Sales in the company’s international dealer operations were up $1.4 million year over year due to favorable currency translation.

Segment gross profit for the first quarter of 2005 increased $3.8 million, or 270 basis points as a percentage of total segment revenue, from the same period last year primarily reflecting benefits from higher selling prices and $7.1 million in lower year-over-year restructuring costs, partially offset by the impact of the lower sales, higher production costs from U.S. manufacturing inefficiencies, and $3.3 million of higher steel costs. Operating expenses for the Snap-on Dealer Group increased $0.6 million year over year, up 120 basis points as a percentage of total segment revenue, including $3.0 million of costs to terminate a supplier relationship and $1.7 million in restructuring costs related to first-quarter 2005 severance actions. These increases to operating expenses were partially offset by $4.6 million of lower bad debt expense. As a result of these factors, segment operating earnings in the first quarter of 2005 increased $3.2 million, or 150 basis points as a percentage of total segment revenue, from the first quarter of 2004.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Commercial and Industrial Group

	Three Months Ended
(Dollars in millions)	April 2, 2005		April 3, 2004		Increase/ (Decrease)
External revenue	$259.2	88.2%	$252.2	89.2%	$7.0	2.8%
Intersegment revenue	34.6	11.8%	30.6	10.8%	4.0	13.1%

Total segment revenue	293.8	100.0%	282.8	100.0%	11.0	3.9%
Cost of goods sold	196.0	66.7%	187.7	66.4%	8.3	4.4%

Gross profit	97.8	33.3%	95.1	33.6%	2.7	2.8%
Operating expenses	86.8	29.6%	91.8	32.5%	(5.0)	-5.4%

Segment operating earnings	$11.0	3.7%	$3.3	1.1%	$7.7	233.3%

Total segment revenue in the first quarter of 2005 increased $11.0 million, or 3.9%, over prior-year levels reflecting $8.7 million of favorable currency translation and $2.3 million from higher sales of tools for industrial and commercial applications in North America. Sales of power and torque tools were also up year over year, while sales of tools in Europe were down slightly. Worldwide equipment sales in the first quarter of 2005 also declined slightly from prior-year levels, partially reflecting the impact of the divestiture of a small vehicle lift business in Europe in the second quarter of 2004 and the absence, in 2005, of certain dealership program equipment sales made in 2004. Sales of equipment products in North America were essentially flat year over year.

Segment gross profit for the first quarter of 2005 increased $2.7 million, but decreased 30 basis points as a percentage of total segment revenue. Benefits from lower costs, including benefits from efficiency and productivity initiatives, as well as $2.5 million of favorable currency translation and benefits from higher pricing, were partially offset by $3.5 million of higher steel costs. Operating expenses for the Commercial and Industrial Group decreased $5.0 million, or 290 basis points as a percentage of total segment revenue. The decrease in operating expenses reflects benefits from efficiency and productivity initiatives and $2.4 million of lower bad debt expense. As a result, segment operating earnings in the first quarter of 2005 increased $7.7 million as compared to the first quarter of 2004.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Diagnostics and Information Group

	Three Months Ended
(Dollars in millions)	April 2, 2005		April 3, 2004		Increase/ (Decrease)
External revenue	$83.7	73.2%	$80.0	67.7%	$3.7	4.6%
Intersegment revenue	30.7	26.8%	38.2	32.3%	(7.5)	-19.6%

Total segment revenue	114.4	100.0%	118.2	100.0%	(3.8)	-3.2%
Cost of goods sold	70.7	61.8%	75.6	64.0%	(4.9)	-6.5%

Gross profit	43.7	38.2%	42.6	36.0%	1.1	2.6%
Operating expenses	34.4	30.1%	33.4	28.2%	1.0	3.0%

Segment operating earnings	$9.3	8.1%	$9.2	7.8%	$0.1	1.1%

Total segment revenue in the first quarter of 2005 decreased $3.8 million, or 3.2%, from prior-year levels largely due to sales in the first quarter of 2004 for state emission program updates that were not repeated in 2005, partially offset by increased sales of handheld diagnostics products and $1.0 million of favorable currency translation.

Segment gross profit for the first quarter of 2005 increased $1.1 million, or 220 basis points as a percentage of total segment revenue, as the effect of the lower revenue was more than offset by an improved mix of higher-margin product sales year over year. Operating expenses for the Diagnostics and Information Group increased $1.0 million, or 190 basis points as a percentage of total revenue, primarily due to $1.0 million of restructuring costs related to first-quarter 2005 severance actions. As a result, segment operating earnings in the first quarter of 2005 were $9.3 million, or 8.1% of total segment revenue, in the first quarter of 2005, as compared to $9.2 million, or 7.8% of total revenue, in the comparable prior-year period.

Financial Services

	Three Months Ended
(Dollars in millions)	April 2, 2005		April 3, 2004		Increase/ (Decrease)
External revenue	$14.1	100.0%	$21.2	100.0%	$(7.1)	-33.5%
Operating expenses	9.8	69.5%	10.3	48.6%	(0.5)	-4.9%

Segment operating earnings	$4.3	30.5%	$10.9	51.4%	$(6.6)	-60.6%

Segment revenues were $14.1 million in the first quarter of 2005, down $7.1 million from prior-year levels, primarily due to a 19.3% year-over-year decline in credit originations in Snap-on’s domestic financing business. Operating earnings in the first quarter of 2005 were $4.3 million, down from $10.9 million in the first quarter of 2004, primarily reflecting the impact of higher interest rates and the lower number of credit originations.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate

Snap-on’s general corporate expenses totaled $8.4 million in the first quarter of 2005, down from $11.3 million in the first quarter of 2004, as savings from cost reduction initiatives and benefits from mark-to-market adjustments on stock-based incentive plans were partially offset by $2.0 million in restructuring costs related to first-quarter 2005 severance actions.

FINANCIAL CONDITION

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations, coupled with its sources of borrowings, are sufficient to fund its anticipated requirements for working capital, scheduled debt repayments, capital expenditures and restructuring activities, acquisitions, common stock repurchases and dividend payments. Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost. As of the date of the filing of this Form 10-Q, Snap-on’s long-term debt and commercial paper was rated A2 and P-1 by Moody’s Investors Service and A and A-1 by Standard & Poor’s. Snap-on believes that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.

The following discussion focuses on information included in the accompanying Consolidated Balance Sheets.

Snap-on has been focused on improving asset utilization by making more effective use of its investment in certain working capital items. Termed “working investment,’ the company uses this measure to assess management’s operating performance and effectiveness relative to those components of working capital that are more directly impacted by operational decisions. As of April 2, 2005, working investment (defined as accounts receivable – net of allowances plus inventories less accounts payable) of $697.9 million was up slightly from $689.0 million as of January 1, 2005 (fiscal 2004 year end). The following represents the company’s working investment position as of April 2, 2005, and January 1, 2005.

(Amounts in millions)	April 2, 2005	January 1, 2005
Accounts receivable - net of allowances	$550.3	$542.0
Inventories	348.6	341.9
Less: Accounts payable	(201.0)	(194.9)

Total working investment	$697.9	$689.0

Accounts receivable at the end of the first quarter of 2005 was $550.3 million, up $8.3 million from fiscal year-end 2004 levels, largely reflecting the impact of seasonal sales increases and a slight deterioration in days sales outstanding from year-end levels, partially offset by a $9.1 million decrease from currency translation. At the end of the first quarter of 2005, days sales outstanding was 82 days, up from 81 days at January 1, 2005, largely due to higher sales in international markets with longer payment terms. Days sales outstanding at the end of the first quarter of 2004 was 87 days.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Inventories totaled $348.6 million at the end of the first quarter of 2005, up $6.7 million from year-end 2004 levels primarily due to inventory increases in certain businesses in anticipation of future sales increases and the purchase of $1.3 million in inventory from a former supplier, partially offset by a $7.4 million decrease from currency translation. Inventories accounted for using the first-in, first-out (FIFO) method as of April 2, 2005, and January 1, 2005, approximated 64% and 65% of total inventories. All other inventories are generally accounted for using the LIFO cost method. The company’s LIFO reserve was $76.4 million at April 2, 2005, compared to $76.3 million at year-end 2004. Inventory turns (defined as the last 12 months of cost of goods sold divided by the quarter-end’s inventory balance) at April 2, 2005, were 3.8 turns, as compared to 3.9 turns at year-end 2004.

Total notes payable and long-term debt of $331.1 million as of April 2, 2005, and $331.0 million at year-end 2004 both include $100.0 million of current maturities of long-term debt for the company’s unsecured 6.625% notes that mature in their entirety on October 1, 2005. Notes payable to banks under bank lines of credit totaled $3.8 million and $2.5 million at April 2, 2005, and January 1, 2005. Snap-on also has $200 million of unsecured 6.25% long-term notes that mature in their entirety on August 15, 2011. Cash and cash equivalents were $145.4 million as of April 2, 2005, and $150.0 million at the end of fiscal 2004. The $4.6 million decrease in cash and cash equivalents from year-end 2004 primarily reflects the impacts of capital spending, share repurchases and dividend payments that more than offset the cash flows generated from operating activities.

Borrowings under commercial paper programs totaled $25.0 million at the end of both the first quarter of 2005 and at year-end 2004. On July 27, 2004, Snap-on entered into a five-year, $400 million multi-currency revolving credit facility that will terminate on July 27, 2009. The $400 million revolving credit facility’s financial covenant requires that Snap-on maintain a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00. As of the date of this document, Snap-on believes it is in compliance with all covenants of this revolving credit facility.

At April 2, 2005, Snap-on also had $20 million of unused committed bank lines of credit, of which $10 million expires on July 31, 2005, and $10 million expires on August 31, 2005. At April 2, 2005, Snap-on had approximately $395 million of unused available debt capacity under the terms of its revolving credit facilities and committed bank line of credit.

The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flows.

Cash flow provided from operating activities was $19.3 million in the first quarter of 2005. Cash flow from net earnings of $17.9 million, coupled with depreciation and amortization of $14.6 million and a net income tax refund of $6.2 million, were largely offset by a $22.4 million increase in working investment. Inventory increases during the quarter primarily occurred in anticipation of future sales expectations, while higher accounts receivable largely reflect the effect of higher sales in international markets that have longer payment terms and a slight increase in days sales outstanding. A decline in depreciation and amortization of $4.3 million year over year largely reflects the effect of accelerated depreciation related to the closing of the two U.S. hand-tool facilities in the first quarter of 2004. Cash flow from operating activities was $33.8 million in the first quarter of 2004. Cash flow from net earnings of $12.7 million, coupled with depreciation and amortization of $18.9 million, including the $4.3 million of accelerated depreciation discussed above, and a net income tax refund of $10.5 million was partially offset by a $3.0 million increase in working investment.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capital expenditures totaled $9.2 million in the first quarter of 2005, as compared with $7.3 million in the comparable prior-year period. Capital expenditures in 2005 included new product-related, quality, efficiency and cost reduction capital investments, as well as ongoing replacements of manufacturing and distribution facilities and equipment. Capital expenditures in 2005 also included $1.4 million for the acquisition of the manufacturing facility and other assets of a former supplier. Snap-on anticipates fiscal 2005 capital expenditures will be in a range of $42 million to $47 million, as compared to $38.7 million in fiscal 2004. Full-year depreciation and amortization is anticipated to be approximately $55 million in fiscal 2005, as compared to $61.0 million in fiscal 2004.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. During the first quarter of 2005, Snap-on repurchased 225,000 shares of common stock for $7.7 million under its previously announced share repurchase programs. As of the end of the first quarter of 2005, Snap-on has remaining availability to repurchase up to an additional $127.8 million in common stock pursuant to the Board of Directors’ authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Snap-on has paid consecutive quarterly cash dividends, without interruption or decline, since 1939. In the first quarter of 2005, Snap-on’s Board of Directors declared a quarterly dividend of $0.25 per share. Cash dividends paid totaled $14.5 million in the first quarter of 2005, as compared to $14.6 million in the first quarter of 2004.

OTHER MATTERS

Government Contract Matters:

On July 23, 2004, Snap-on reached an agreement with the U.S. Department of Justice to resolve the government audit, previously discussed in the company’s Annual Report on Form 10-K, relating to two contracts with the U.S. General Services Administration (“GSA”). Snap-on agreed to settle the claims over the interpretation and application of the price reduction and billing provisions of these two contracts for sales from March 1996 through the July 23, 2004, settlement date for $10 million. Snap-on incurred a pretax charge of $3.6 million, or $0.04 per diluted share in the second quarter of 2004 for costs not previously accrued. Snap-on remitted the $10 million cash settlement to the U.S. Department of Justice on August 5, 2004. On February 8, 2005, the GSA requested information from Snap-on to evaluate possible administrative action and, as of the date of this Form 10-Q, the company continues to have ongoing discussions and correspondence with the GSA regarding this matter.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CRITICAL ACCOUNTING POLICIES

Snap-on’s disclosures of its critical accounting policies, which are contained in its 2004 Annual Report on Form 10-K for the fiscal year ended January 1, 2005, have not materially changed since that report was filed.

OUTLOOK

Snap-on will continue to emphasize efforts on improving customer service levels, particularly those relating to production issues in its U.S. hand tool plants, reducing complexities and associated costs throughout the worldwide organization, strengthening and growing its U.S. dealer van franchise system, delivering continued improvements in the Commercial and Industrial businesses, and further enhancing a leading marketplace position for diagnostics and information products. Improvements toward these objectives were achieved in the first quarter of 2005, and Snap-on expects further improvements going forward.

Further progress toward these objectives is expected to lead to improved levels of service and product deliveries to dealers and customers. In addition, as the effectiveness of its supply chain improves, Snap-on expects to experience growth in the number of dealer vans in operation in the second half of this year, reflecting the continued strength in franchise applications, along with a resulting improvement in sales activities.

Snap-on continues to expect net earnings to show an improving trend during 2005 and to exceed full-year 2004 earnings, despite costs associated with its improvement initiatives. As disclosed in the company’s 2004 Annual Report on Form 10-K, Snap-on estimates that full-year 2005 restructuring costs will total $20 million to $25 million. Benefits from prior actions, as well as ongoing continuous improvement initiatives, are anticipated to exceed the costs associated with those actions and provide future operating leverage from sales activities.

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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally, and the timing and progress with which Snap-on can attain savings from cost reduction actions, including its ability to implement and complete planned reductions in workforce, achieve improvements in the company’s manufacturing footprint, successfully manage relationships with suppliers, achieve improvements in supply chain efficiencies, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and lost revenues. These risks also include uncertainties related to Snap-on’s ability to retain and attract dealers, capture new business, introduce successful new products, as well as its ability to withstand disruption arising from planned facility closures, or other labor interruptions, and external negative factors including terrorist disruptions on business; potential changes in trade, monetary and fiscal policies, regulatory reporting requirements, laws and regulations, or other activities of governments or their agencies, including military actions and such aftermath that might occur; the absence of significant changes in the current competitive environment, inflation, interest rates, legal proceedings, and energy and raw material supply and pricing (including steel and gasoline), supplier and contract manufacturer disruptions, the amount, rate and growth in Snap-on’s general and administrative expenses (e.g. health care and/or pension costs) or the material worsening of economic situations around the world, particularly in North America and/or Europe, its ability to increase prices due to higher raw material costs, and the effects of new accounting standards and/or legislation. In addition, investors should be aware that generally accepted accounting principles in the United States of America prescribe when a company should record an allowance for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when an allowance is established for a major contingency. Reported results, therefore, may appear to be volatile in certain accounting periods.

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

FOREIGN CURRENCY RISK MANAGEMENT: Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations and restrictions on movement of funds. Foreign exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments in an attempt to protect the residual net exposures. Snap-on’s financial position and results of operations have not been materially affected by such events to date. For additional information, see Note 8 to the Consolidated Financial Statements.

INTEREST RATE RISK MANAGEMENT: Snap-on’s interest rate risk management policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities. For additional information, see Note 8 to the Consolidated Financial Statements.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at April 2, 2005, was $0.3 million on interest rate-sensitive financial instruments and $0.8 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

CREDIT RISK: Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC loan originations with recourse provisions against Snap-on (primarily for dealer van loans). At April 2, 2005, $13.8 million of loans originated by SOC have a recourse provision to Snap-on if the loans become more than 90 days past due. For additional information on SOC, see Note 5.

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

Under the supervision and with the participation of management, including Snap-on’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of this system of disclosure controls and procedures as of April 2, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended April 2, 2005, that have materially affected, or are reasonably likely to materially affect, Snap-on’s internal control over disclosure controls and procedures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 14 of the Consolidated Financial Statements for more information regarding legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the first quarter of fiscal 2005, all of which were purchased pursuant to Board of Directors’ authorizations. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans(1)
January 2, 2005 to
January 29, 2005	--	N/A	--	$128.4 million
January 30, 2005 to
February 26, 2005	200,000	$34.24	200,000	$127.9 million
February 27, 2005 to
April 2, 2005	25,000	$33.17	25,000	$127.8 million

Total/Average	225,000	$34.12	225,000	N/A

(1)	Subject to further adjustment pursuant to the 1996 Authorization described below, as of the end of the first quarter of 2005, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board of Directors’ authorizations discussed below is $127.8 million.

•	In its Annual Report on Form 10-K for the fiscal year ended December 28, 1996, the company disclosed that the company’s Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the company’s Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $33.07, $33.00 and $31.48 per share of common stock as of the end of the fiscal 2005 months ended January 29, February 26, and April 2, respectively.

•	By press release dated June 29, 1998, the company announced that the company’s Board authorized the repurchase of an aggregate of $100 million of the company’s common stock (the “1998 Authorization”). The 1998 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

•	By press release dated February 3, 1999, the company announced that the company’s Board authorized the repurchase of an aggregate of $50 million of the company’s common stock (the “1999 Authorization”). The 1999 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

Item 5. Other Information

During the first quarter of 2005, Snap-on recorded costs associated with exit and disposal activities of $7.8 million. All of the $7.8 million in costs incurred for exit and disposal activities during the first quarter of 2005 qualified for accrual treatment. Costs associated with exit and disposal activities incurred in the first quarter of 2005 primarily related to headcount reductions at multiple North American facilities; the closure of a German hand-tool plant that was consolidated into the company’s Spanish operation; the elimination of one plant in Spain through further consolidation; and management realignment actions at various other Snap-on facilities.

Accrual usage of $2.4 million during the first quarter of 2005 reflects first quarter severance and related payments for the separation of approximately 400 employees in North America. Snap-on anticipates that the remaining severance accrual related to the first-quarter 2005 actions will be fully utilized by the end of 2005.

Snap-on also expects that it will incur approximately $15 million to $17 million of additional exit and disposal charges during the remainder of fiscal 2005.

Item 6. Exhibits

Exhibit 10.1	Form of Combined Performance Share and Management Incentive Award Agreement.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized person.

SNAP-ON INCORPORATED
Date: May 6, 2005	/s/ Martin M. Ellen
Martin M. Ellen, Principal Financial Officer,
Chief Financial Officer,
Senior Vice President - Finance

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Form of Combined Performance Share and Management Incentive Award Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.