Form 10-Q
period 2005-07-02
SNAP ON INC
filed 2005-07-28
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 22, 2005
Common Stock, $1 par value	57,815,074 shares

SNAP-ON INCORPORATED

INDEX

		Page
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Earnings - Three and Six Months Ended
	July 2, 2005, and July 3, 2004	3
	Consolidated Balance Sheets - July 2, 2005, and January 1, 2005	4-5
	Consolidated Statements of Cash Flows - Six Months Ended
	July 2, 2005, and July 3, 2004	6
	Notes to Consolidated Financial Statements	7-21
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	22-36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37-38
Item 4.	Controls and Procedures	39
Part II.	Other Information
Item 1.	Legal Proceedings	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40-41
Item 4.	Submission of Matters to a Vote of Security Holders	42
Item 5.	Other Information	43
Item 6.	Exhibits	44
Signatures		45
Exhibit Index		46

SNAP-ON INCORPORATED
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	$592.4	$591.3	$1,191.1	$1,186.4
Financial services revenue	16.2	20.8	30.3	42.0

Total revenue	608.6	612.1	1,221.4	1,228.4
Cost of goods sold	(323.8)	(335.4)	(665.6)	(681.2)
Operating expenses	(237.5)	(235.9)	(474.2)	(479.4)

Operating earnings	47.3	40.8	81.6	67.8
Interest expense	(5.6)	(5.7)	(11.5)	(11.3)
Other income (expense) - net	(0.8)	(0.9)	(1.7)	(2.8)

Earnings before income taxes	40.9	34.2	68.4	53.7
Income taxes	(14.3)	(12.0)	(23.9)	(18.8)

Net earnings	$26.6	$22.2	$44.5	$34.9

Earnings per share:
Basic	$0.46	$0.38	$0.77	$0.60
Diluted	$0.46	$0.38	$0.76	$0.60
Weighted-average shares outstanding:
Basic	57.7	57.9	57.7	58.0
Effect of dilutive options	0.6	0.6	0.6	0.6

Diluted	58.3	58.5	58.3	58.6

Dividends declared per common share	$0.50	$0.50	$0.75	$0.75

See Notes to Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	July 2, 2005	January 1, 2005
ASSETS
Current assets
Cash and cash equivalents	$130.6	$150.0
Accounts receivable - net of allowances	514.7	542.0
Inventories
Finished goods	335.9	308.6
Work in process	42.0	40.0
Raw materials	67.1	69.6
Excess of current cost over LIFO cost	(78.4)	(76.3)

Total inventories	366.6	341.9
Deferred income tax benefits	83.7	77.1
Prepaid expenses and other assets	72.6	81.6

Total current assets	1,168.2	1,192.6
Property and equipment
Land	23.4	25.7
Buildings and improvements	208.8	223.0
Machinery and equipment	556.8	578.9

	789.0	827.6
Accumulated depreciation and amortization	(505.1)	(514.0)

Property and equipment - net	283.9	313.6
Deferred income tax benefits	8.0	9.4
Goodwill	402.1	441.1
Other intangibles - net	64.9	70.0
Pension assets	159.3	159.7
Other assets	91.3	103.7

Total assets	$2,177.7	$2,290.1

See Notes to Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	July 2, 2005	January 1, 2005
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$173.9	$194.9
Notes payable and current maturities of long-term debt	108.5	127.8
Accrued benefits	36.4	34.5
Accrued compensation	55.1	57.2
Dealer deposits	43.5	46.9
Deferred subscription revenue	27.9	26.2
Income taxes	27.4	21.9
Other accrued liabilities	160.9	164.8

Total current liabilities	633.6	674.2
Long-term debt	203.2	203.2
Deferred income taxes	81.6	76.5
Retiree health care benefits	89.2	89.0
Pension liabilities	74.0	73.3
Other long-term liabilities	58.2	63.2

Total liabilities	1,139.8	1,179.4

SHAREHOLDERS' EQUITY
Preferred stock - authorized 15,000,000 shares
of $1 par value; none outstanding	--	--
Common stock - authorized 250,000,000 shares
of $1 par value; issued 67,028,593 and 67,004,903 shares	67.0	67.0
Additional paid-in capital	103.6	105.8
Retained earnings	1,124.3	1,108.7
Accumulated other comprehensive income (loss)	41.7	129.1
Grantor stock trust at fair market value - 3,884,463
and 4,278,861 shares	(133.2)	(147.0)
Treasury stock at cost - 5,349,764 and 4,974,764 shares	(165.5)	(152.9)

Total shareholders' equity	1,037.9	1,110.7

Total liabilities and shareholders' equity	$2,177.7	$2,290.1

See Notes to Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	July 2, 2005	July 3, 2004
OPERATING ACTIVITIES
Net earnings	$44.5	$34.9
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Depreciation	25.7	33.0
Amortization of other intangibles	1.7	1.1
Deferred income tax provision (benefit)	4.0	5.5
Loss (gain) on sale of assets	(0.6)	0.2
Loss (gain) on mark-to-market for cash flow hedges	(0.2)	0.5
Changes in operating assets and liabilities:
(Increase) decrease in receivables	6.1	(4.4)
(Increase) decrease in inventories	(41.6)	(1.2)
(Increase) decrease in prepaid and other assets	13.1	(4.6)
Increase (decrease) in accounts payable	(14.7)	8.9
Increase (decrease) in accruals and other liabilities	13.1	17.1

Net cash provided by operating activities	51.1	91.0
INVESTING ACTIVITIES
Capital expenditures	(19.0)	(17.3)
Proceeds from disposal of property and equipment	4.9	2.8
Proceeds from disposition of business	--	0.6

Net cash used in investing activities	(14.1)	(13.9)
FINANCING ACTIVITIES
Payment of long-term debt	--	(0.2)
Net decrease in short-term borrowings	(19.0)	(2.1)
Purchase of treasury stock	(12.7)	(24.6)
Proceeds from stock purchase and option plans	11.7	10.4
Cash dividends paid	(28.9)	(29.0)

Net cash used in financing activities	(48.9)	(45.5)
Effect of exchange rate changes on cash and cash equivalents	(7.5)	(1.1)

Increase (decrease) in cash and cash equivalents	(19.4)	30.5
Cash and cash equivalents at beginning of period	150.0	96.1

Cash and cash equivalents at end of period	$130.6	$126.6

Supplemental cash flow disclosures:
Cash paid for interest	$(11.4)	$(11.4)
Cash refunded for income taxes, net	$5.0	$5.6

See Notes to Consolidated Financial Statements.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on Incorporated’s (“Snap-on” or “the company”) 2004 Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to a fair statement of financial condition and results of operations for the three and six month periods ended July 2, 2005, and July 3, 2004, have been made. Management believes that the results of operations for the three and six month periods ended July 2, 2005, and July 3, 2004, are not necessarily indicative of the results to be expected for the full fiscal year.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R eliminates the alternative to use Accounting Principles Board (“APB”) Opinion No. 25‘s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be remeasured at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. On April 14, 2005, the Securities and Exchange Commission postponed the required date for adopting SFAS No.123R, which would have initially been effective for Snap-on as of the beginning of its fiscal 2005 third quarter. As a result, SFAS No. 123R will be effective for Snap-on as of January 1, 2006, the beginning of its 2006 fiscal year. The adoption of SFAS No. 123R will result in the company recording expense for a) the unvested portion of grants issued prior to the adoption of SFAS No. 123R, and b) new grant issuances, both of which will be expensed over the requisite service period. The company is assessing the impact the adoption of SFAS No. 123R will have on the company’s consolidated financial position and results of operations.

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

3.	Accounts receivable include trade accounts, installment and other receivables, including the current portion of dealer financing receivables. The components of Snap-on’s current accounts receivable were as follows:

(Amounts in millions)	July 2, 2005	January 1, 2005
Trade accounts receivable	$459.8	$487.6
Installment receivables, net of unearned finance
charges of $7.7 million and $12.3 million	50.7	51.0
Other accounts receivable	47.3	49.9

Total	557.8	588.5
Allowances for doubtful accounts	(43.1)	(46.5)

Total accounts receivable - net	$514.7	$542.0

The long-term portion of accounts receivable is classified in “Other assets” on the accompanying Consolidated Balance Sheets and is comprised of installment and other receivables, including dealer-financing receivables, with payment terms that are due beyond one year. The components of Snap-on’s long-term accounts receivable were as follows:

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(Amounts in millions)	July 2, 2005	January 1, 2005
Installment receivables, net of unearned finance
charges of $9.5 million and $7.6 million	$42.1	$50.9
Other long-term accounts receivable	18.2	18.8

Total	$60.3	$69.7

4.	Disclosures related to other intangible assets are as follows:

	July 2, 2005		January 1, 2005
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other
intangible assets:
Trademarks	$2.6	$(0.7)	$2.8	$(0.6)
Patents	33.5	(15.0)	33.6	(14.0)

Total	36.1	(15.7)	36.4	(14.6)
Unamortized other
intangible assets:
Trademarks	44.5	--	48.2	--

Total	$80.6	$(15.7)	$84.6	$(14.6)

The weighted-average amortization period is 35 years for trademarks and 16 years for patents. The weighted-average amortization period for trademarks and patents on a combined basis is 19 years.

Amortization expense was $0.6 million and $1.7 million for the three and six month periods ended July 2, 2005, and $0.6 million and $1.1 million for the three and six month periods ended July 3, 2004. Total estimated annual amortization expense expected for 2005 is $2.8 million and $1.9 million for each of the next four fiscal years, based on current levels of other intangible assets.

Goodwill was $402.1 million and $441.1 million at July 2, 2005, and January 1, 2005. The decrease in goodwill resulted from currency translation.

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

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

SOC sells substantially all of its originated contracts on a limited recourse basis to CIT, net of certain fees. SOC continues to service these contracts for an estimated market-rate servicing fee. SOC originated contracts totaling $105.8 million and $202.3 million during the three and six month periods ended July 2, 2005, as compared to $130.0 million and $249.6 million during the three and six month periods ended July 3, 2004.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions against Snap-on (primarily for dealer van loans). At July 2, 2005, and January 1, 2005, $16.2 million and $14.8 million of loans, with terms ranging from six months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of July 2, 2005, was not material.

CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis, with a combined maximum borrowing limit not to exceed $24 million. As of July 2, 2005, and January 1, 2005, SOC owed both Snap-on and CIT $5.8 million and $0.5 million each pursuant to this agreement.

Snap-on’s exposure related to SOC as of July 2, 2005, was its $1.3 million investment and the $5.8 million working capital loan plus the recourse obligations on customer financings, both discussed above. CIT’s investment of $1.3 million as of July 2, 2005, is included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.

6.	During the three and six month periods ended July 2, 2005, Snap-on recorded costs associated with exit and disposal activities of $6.8 million and $14.6 million, including charges of $0.8 million and $2.0 million that are included in “Cost of goods sold” and charges of $6.0 million and $12.6 million that are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings. Of the $6.8 million of costs incurred during the three month period ended July 2, 2005, $5.3 million qualified for accrual treatment. Costs associated with exit and disposal activities incurred in the three and six month periods ended July 2, 2005, primarily related to headcount reductions at multiple North American facilities; consolidation of several U.S. Dealer Branch locations; headcount reductions at German and U.K. Diagnostics facilities; the closure of a German hand-tool plant that was consolidated into the company’s Spanish operations; consolidation of our European administration and sales support functions; the elimination of one plant in Spain through further consolidation; and management realignment actions at various other Snap-on facilities.

Snap-on’s exit and disposal accrual activity for the quarter ended July 2, 2005, related to the company’s 2005 actions was as follows:

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(Amounts in millions)	Balance at April 2, 2005	Provision	Usage	Balance at July 2, 2005
Severance costs:
Snap-on Dealer Group	$1.2	$1.1	$(0.5)	$1.8
Commercial and
Industrial Group	1.1	1.2	(1.0)	1.3
Diagnostic and
Information Group	0.7	1.8	(0.6)	1.9
Financial Services	0.3	0.6	--	0.9
Corporate	1.3	--	(0.5)	0.8
Facility consolidation
or closure costs:
Snap-on Dealer Group	--	0.6	--	0.6

Total	$4.6	$5.3	$(2.6)	$7.3

Exit and disposal accrual usage of $2.6 million during the second quarter of 2005 primarily reflects severance and related payments for the separation of employees. Since year-end 2004, Snap-on has reduced headcount by approximately 485 employees as part of its 2005 restructuring actions. Snap-on anticipates that the restructuring accrual recorded during the second quarter of 2005 will be fully utilized by the end of the first quarter of 2006.

Snap-on’s 2005 exit and disposal accrual activity for the quarter ended July 2, 2005, related to the company’s 2004 actions was as follows:

(Amounts in millions)	Balance at April 2, 2005	Provision	Usage	Balance at July 2, 2005
Severance costs:
Snap-on Dealer Group	$0.1	$--	$(0.1)	$--
Commercial and
Industrial Group	1.6	--	(0.5)	1.1
Diagnostic and
Information Group	0.3	--	(0.1)	0.2

Total	$2.0	$--	$(0.7)	$1.3

Exit and disposal accrual usage was $0.7 million during the second quarter of 2005 primarily for severance payments. Snap-on anticipates that the exit and disposal activities accrual related to its 2004 actions will be fully utilized by the end of the third quarter of 2005.

Snap-on’s 2005 exit and disposal accrual activity related to its 2003 actions was completed in the second quarter of 2005. The exit and disposal accrual remaining at April 2, 2005, of $0.5 million was consumed primarily by severance payments in the second quarter of 2005.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances. Snap-on also expects that it will incur approximately $5 million to $10 million of additional exit and disposal charges during the remainder of fiscal 2005.

7.	Notes payable and long-term debt of Snap-on at July 2, 2005, and January 1, 2005, totaled $311.7 million and $331.0 million. Notes payable to banks under bank lines of credit and amounts payable to CIT pursuant to a working capital agreement with SOC totaled $8.5 million and $2.5 million at July 2, 2005, and January 1, 2005. During the quarter ended July 2, 2005, Snap-on repaid $25 million of borrowings that were previously outstanding under its commercial paper program and, as a result, no commercial paper was outstanding at July 2, 2005. At January 1, 2005, Snap-on had commercial paper outstanding of $25 million. See Note 5 for further discussion of SOC.

At July 2, 2005, Snap-on had a $400 million multi-currency revolving credit facility that terminates on July 27, 2009. The $400 million multi-currency revolving credit facility’s financial covenant requires that Snap-on maintain a ratio of debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00. As of July 2, 2005, Snap-on was in compliance with all covenants of this revolving credit facility.

At July 2, 2005, Snap-on also had $20 million of unused committed bank lines of credit, of which $10 million expires on July 31, 2005, and $10 million expires on August 31, 2005. On July 19, 2005, Snap-on renewed, through July 31, 2006, the bank line of credit scheduled to expire on July 31, 2005. Snap-on intends to renew the remaining $10 million bank line of credit during the third quarter of 2005. At July 2, 2005, Snap-on had approximately $420 million of unused available debt capacity under the terms of its revolving credit facility and committed bank lines of credit.

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

Foreign Currency Derivative Instruments: Snap-on has operations in a number of countries that have transactions outside their functional currencies and, as a result, is exposed to changes in foreign currency exchange rates. Snap-on also has intercompany loans to foreign subsidiaries denominated in foreign currencies. Snap-on manages most of these exposures on a consolidated basis, which allows for netting of certain exposures to take advantage of natural offsets. Forward exchange contracts are used to hedge the net exposures. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

At July 2, 2005, Snap-on had net outstanding foreign exchange forward contracts to buy $29.2 million comprised of buy contracts of $53.0 million in Swedish kronor, $19.7 million in Australian dollars, $9.9 million in Canadian dollars, and $6.0 million in other currencies, and sell contracts of $28.7 million in British pounds, $21.3 million in euros, $4.9 million in Singapore dollars, $2.9 million in Hungarian forints, and $1.6 million in other currencies. At January 1, 2005, Snap-on had net outstanding foreign exchange forward contracts to sell $11.3 million comprised of buy contracts of $78.0 million in Swedish kronor, $19.3 million in Canadian dollars, $15.2 million in Australian dollars, $3.4 million in other currencies and sell contracts of $73.3 million in euros, $29.7 million in British pounds, $12.3 million in Singapore dollars, $3.2 million in Danish kronor, $2.9 million in Hungarian forints, $2.1 million in Norwegian kroner, and $3.7 million in other currencies.

Snap-on’s forward exchange contracts are not designated as hedges under SFAS No. 133. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) –net” on the accompanying Consolidated Statements of Earnings.

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense. For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to interest expense. For cash flow hedges, the effective portion of the change in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss),” while any ineffective portion is recorded as an adjustment to interest expense. The notional amount of interest rate swaps outstanding was $50 million at July 2, 2005, and included $50 million of fair value hedges. The notional amount of interest rate swaps outstanding was $75 million at January 1, 2005, and included $50 million of fair value hedges and $25 million of cash flow hedges.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the fair value of derivative financial instruments qualifying for hedge accounting are reflected as derivative assets or liabilities with the corresponding gains or losses reflected in earnings in the period of change. An offsetting gain or loss is also reflected in earnings based upon the changes of the fair value of the debt instrument being hedged. For all fair value hedges qualifying for hedge accounting, the net accumulated derivative loss at July 2, 2005, was $0.8 million. At July 2, 2005, the maximum maturity date of any fair value hedge was six years. During the three and six month periods ended July 2, 2005, fair value hedge ineffectiveness was not material.

9.	Snap-on’s net pension expense included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Service cost	$5.4	$4.6	$10.8	$9.6
Interest cost	11.5	10.4	22.5	21.0
Expected return on assets	(14.3)	(12.9)	(28.4)	(25.1)
Amortization of:
Actuarial loss	2.8	1.1	5.2	3.2
Prior service cost	0.4	0.5	0.8	0.8
Net transition asset	(0.1)	(0.1)	(0.2)	(0.2)

Net pension expense	$5.7	$3.6	$10.7	$9.3

Snap-on has not made, and presently does not expect to make, a contribution to its domestic pension plans in 2005.

10.	Snap-on’s net postretirement health care benefits expense included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Service cost	$0.1	$0.2	$0.3	$0.4
Interest cost	1.3	1.0	2.4	2.4
Amortization of unrecognized net gain	0.1	(0.5)	--	(0.5)

Net postretirement expense	$1.5	$0.7	$2.7	$2.3

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11.	Snap-on has various stock award and purchase plans for directors, officers and key employees.

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

	Three Months Ended July 2, 2005		Six Months Ended July 2, 2005
	Options	Exercise Price*	Options	Exercise Price*
Outstanding at beginning of period	5,980,093	$31.09	5,900,349	$30.78
Granted	35,930	32.51	521,250	33.58
Exercised	(84,780)	29.23	(352,458)	27.17
Canceled	(149,621)	35.86	(287,519)	35.88

Outstanding at end of period	5,781,622	31.00	5,781,622	31.00

Exercisable at end of period	4,860,212	30.65	4,860,212	30.65

*Weighted-average

The following table summarizes information about stock options outstanding as of July 2, 2005:

	July 2, 2005
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (Years)*	Exercise Price*
$25 to $31	2,550,976	5.79	$27.24
$31 to $38	2,873,525	6.68	33.22
$38 to $46	357,121	2.58	40.01

Totals	5,781,622	6.03	31.00

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

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended		Six Months Ended
(Amounts in millions, except per share data)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net earnings, as reported	$26.6	$22.2	$44.5	$34.9
Add: Stock-based employee
compensation expense included
in reported net income, net of
related tax effects	1.9	1.0	1.8	2.3
Deduct: Total stock-based
employee compensation
expense determined under
fair value based method
for all awards, net of
related tax effects	(1.6)	(1.8)	(2.8)	(3.5)

Pro forma net earnings	$26.9	$21.4	$43.5	$33.7

Net earnings per share - basic:
As reported	$0.46	$0.38	$0.77	$0.60
Pro forma	0.47	0.37	0.75	0.58
Net earnings per share - diluted:
As reported	0.46	0.38	0.76	0.60
Pro forma	0.46	0.37	0.75	0.58

12.	The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions, except per share data)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Weighted-average common
shares outstanding	57,757,406	57,860,222	57,766,353	58,040,820
Dilutive effect of employee
stock options	586,945	657,955	576,117	567,625

Weighted-average common
shares outstanding,
assuming dilution	58,344,351	58,518,177	58,342,470	58,608,445

The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Options to purchase 1,637,368 shares and 1,441,807 shares of Snap-on common stock for the three month periods ended July 2, 2005, and July 3, 2004, were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive. Options to purchase 1,637,368 shares and 1,456,807 shares of Snap-on common stock for the six month periods ended July 2, 2005, and July 3, 2004, were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13.	Total comprehensive income for the three and six month periods ended July 2, 2005, and July 3, 2004, was as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net earnings	$26.6	$22.2	$44.5	$34.9
Foreign currency translation	(50.6)	(9.8)	(86.9)	(22.7)
Change in fair value of derivative
instruments, net of tax	(0.1)	1.5	(0.5)	0.5

Total comprehensive income (loss)	$(24.1)	$13.9	$(42.9)	$12.7

14.	Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its reserve requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience. The following summarizes Snap-on’s product warranty accrual activity for the three and six month periods ended July 2, 2005, and July 3, 2004:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Warranty reserve:
Beginning of period	$16.1	$13.8	$15.7	$12.5
Additions	3.0	1.4	6.2	5.0
Usage	(2.5)	(1.3)	(5.3)	(3.6)

End of period	$16.6	$13.9	$16.6	$13.9

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

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On February 8, 2005, the GSA requested information from Snap-on to evaluate possible administrative action against the company. On May 24, 2005, Snap-on and the GSA discussed Snap-on’s pricing and contract compliance practices. The GSA and Snap-on agreed that Snap-on retain an independent third party to review Snap-on’s compliance with the requirements of its Federal Supply Schedule contract. Pending the outcome of this review in the first quarter of 2006, there are no known further actions at this time. The company continues to have ongoing discussions and correspondence with the GSA regarding this matter.

Snap-on is also involved in various legal matters, including those where claimants have asserted class representation on behalf of franchised dealers that are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these other legal matters, management believes that the results will not have a material adverse effect on Snap-on’s consolidated financial position or results of operations.

Snap-on continues to evaluate whether it will repatriate foreign earnings under the repatriations provisions of the American Jobs Creation Act of 2004. The company expects to complete its analysis and conclude on the extent of any repatriations, as well as the tax implications associated with any repatriations, by October 1, 2005, the end of the company’s 2005 fiscal third quarter.

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

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Due to changes in Snap-on’s management organization structure, Snap-on realigned its business segments during the first quarter of fiscal 2005. The primary changes included the transfer of Snap-on’s Technical Representative support organization from the Snap-on Dealer Group to the Diagnostics and Information Group and the segregation of Snap-on’s general corporate expenses from the operating earnings of the business segments. Prior to fiscal 2005, shared services and general corporate expenses and corporate assets were allocated to the business segments based on segment revenues. Beginning in fiscal 2005, the business segments are charged only for those shared services utilized by the business segment based on an estimate of the value of services provided; general corporate expenses and corporate assets are not allocated to the business segments. Corporate assets consist principally of those assets that are centrally managed including cash and cash equivalents, short-term investments, debt, pension assets and income taxes, as well as corporate real estate and related assets. Prior-year financial data by segment has been restated to reflect these reportable business segment realignments.

Neither Snap-on nor any of its segments, except Financial Services, depend on any single customer, small group of customers or government for more than 10% of its revenues. As a result of SOC’s relationship with CIT, Snap-on’s Financial Services business segment depends on CIT for more than 10% of its revenues. See Note 5 for further discussion of SOC.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial data by segment was as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
External revenue:
Snap-on Dealer Group	$260.6	$261.1	$516.4	$524.0
Commercial and Industrial Group	257.6	250.4	516.8	502.6
Diagnostics and Information Group	74.2	79.8	157.9	159.8
Financial Services	16.2	20.8	30.3	42.0

Total external revenue	$608.6	$612.1	$1,221.4	$1,228.4

Intersegment revenue:
Snap-on Dealer Group	$--	$--	$--	$--
Commercial and Industrial Group	37.2	32.5	71.8	63.1
Diagnostics and Information Group	43.0	34.9	73.7	73.1
Financial Services	--	--	--	--

Total intersegment revenue	$80.2	$67.4	$145.5	$136.2

Total revenue:
Snap-on Dealer Group	$260.6	$261.1	$516.4	$524.0
Commercial and Industrial Group	294.8	282.9	588.6	565.7
Diagnostics and Information Group	117.2	114.7	231.6	232.9
Financial Services	16.2	20.8	30.3	42.0

Total segment revenue	688.8	679.5	1,366.9	1,364.6
Intersegment eliminations	(80.2)	(67.4)	(145.5)	(136.2)

Total consolidated revenue	$608.6	$612.1	$1,221.4	$1,228.4

Operating earnings:
Snap-on Dealer Group	$23.4	$30.0	$41.5	$44.9
Commercial and Industrial Group	17.9	4.2	28.9	7.5
Diagnostics and Information Group	13.7	6.8	23.0	16.0
Financial Services	5.0	9.6	9.3	20.5

Segment operating earnings	60.0	50.6	102.7	88.9
Corporate	(12.7)	(9.8)	(21.1)	(21.1)

Operating earnings	47.3	40.8	81.6	67.8
Interest expense	(5.6)	(5.7)	(11.5)	(11.3)
Other income (expense) - net	(0.8)	(0.9)	(1.7)	(2.8)

Earnings before income taxes	$40.9	$34.2	$68.4	$53.7

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(Amounts in millions)	July 2, 2005	January 1, 2005
Assets:
Snap-on Dealer Group	$457.3	$424.5
Commercial and Industrial Group	951.1	1,042.7
Diagnostics and Information Group	221.9	243.5
Financial Services	152.3	174.6

Total from reportable segments	1,782.6	1,885.3
Corporate	430.9	471.7
Elimination of intersegment receivables	(35.8)	(66.9)

Total assets	$2,177.7	$2,290.1

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Highlights of Snap-on’s results of operations for the second quarters of 2005 and 2004 are as follows:

	Three Months Ended
(Dollars in millions)	July 2, 2005		July 3, 2004		Increase/ (Decrease)
Net sales	$592.4	97.3%	$591.3	96.6%	$1.1	0.2%
Financial services revenue	16.2	2.7%	20.8	3.4%	(4.6)	-22.1%

Total revenue	608.6	100.0%	612.1	100.0%	(3.5)	-0.6%
Cost of goods sold	323.8	53.2%	335.4	54.8%	(11.6)	-3.5%
Operating expenses	237.5	39.0%	235.9	38.5%	1.6	0.7%

Operating earnings	47.3	7.8%	40.8	6.7%	6.5	15.9%
Interest expense	5.6	0.9%	5.7	0.9%	(0.1)	-1.8%
Other (income) expense - net	0.8	0.2%	0.9	0.2%	(0.1)	-11.1%

Earnings before income taxes	40.9	6.7%	34.2	5.6%	6.7	19.6%
Income tax expense	14.3	2.3%	12.0	2.0%	2.3	19.2%

Net earnings	$26.6	4.4%	$22.2	3.6%	$4.4	19.8%

Total revenue in the second quarter of 2005 decreased $3.5 million, or 0.6%, over prior-year levels. The year-over-year decrease is largely due to lower financial services revenue of $4.6 million, partially offset by $1.1 million in higher net sales. The year-over-year decline in financial services revenue reflects lower credit originations and the impact of higher year-over-year interest rates on Snap-on’s domestic financing business. Of the $1.1 million increase in net sales, $11.9 million of favorable currency translation was offset by $10.8 million of lower sales. The $10.8 million year-over-year decline in net sales primarily reflects the impact of lower sales in the U.S. dealer operation along with lower sales in the company’s OEM facilitation and worldwide equipment businesses, partially offset by higher international dealer sales and increased sales of worldwide industrial tools.

Gross profit (defined as net sales less cost of goods sold) was $268.6 million, or 45.3% of net sales, in the second quarter of 2005, as compared to $255.9 million, or 43.3% in the second quarter of 2004. Gross profit in the second quarter of 2005 increased $12.7 million or 200 basis points (100 basis points equals 1.0 percent) as a percentage of net sales. The year-over-year increase primarily reflects benefits from lower costs, including efficiency and productivity initiatives of $3.8 million, $2.9 million of lower restructuring costs, and $4.4 million of favorable currency translation. Benefits from higher selling prices and the improved sales mix of higher-margin diagnostics products were largely offset by the impact of lower sales, higher production costs in certain U.S. manufacturing plants, and $7.8 million of higher steel costs. Restructuring costs included in “Cost of goods sold,” on the accompanying Consolidated Statements of Income, totaled $0.8 million in the second quarter of 2005, as compared to $3.7 million in the comparable prior-year period.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating expenses in the second quarter of 2005 increased by $1.6 million, or 50 basis points as a percentage of total revenue, from the second quarter of 2004. The year-over-year increase reflects $4.9 million of higher restructuring costs, $3.8 million of unfavorable currency translation and $3.6 million of higher pension, postretirement and insurance expenses. These increases in operating expenses were largely offset by benefits from efficiency and cost reduction initiatives of $6.5 million and the absence, in 2005, of a $3.6 million charge associated with the settlement of two U.S. General Service Administration (“GSA”) contract audits last year. Restructuring costs included in “Operating expenses,” on the accompanying Consolidated Statements of Income, totaled $6.0 million in the second quarter of 2005, as compared to $1.1 million in the comparable prior-year period.

Interest expense of $5.6 million in the second quarter of 2005 was slightly lower than prior year primarily due to benefits from lower average debt levels, partially offset by the impact of higher year-over-year interest rates.

Other income (expense) – net was an expense of $0.8 million in the second quarter of 2005, as compared to an expense of $0.9 million in the second quarter of 2004. This line item includes the impact of all non-operating items such as interest income, hedging and currency exchange rate transactions gains and losses, minority interest and other miscellaneous non-operating items. Minority interest expense was $1.2 million in the second quarter of 2005, as compared to $1.1 million in the second quarter of 2004.

Snap-on’s effective tax rate was 35% in both the second quarters of 2005 and 2004. Snap-on continues to evaluate whether it will repatriate foreign earnings under the repatriations provisions of the American Jobs Creation Act of 2004. The company expects to complete its analysis and conclude on the extent of any repatriations, as well as the tax implications associated with any repatriations, by October 1, 2005, the end of the company’s 2005 fiscal third quarter.

Highlights of Snap-on’s results of operations for the first six months of 2005 and 2004 are as follows:

	Six Months Ended
(Dollars in millions)	July 2, 2005		July 3, 2004		Increase/ (Decrease)
Net sales	$1,191.1	97.5%	$1,186.4	96.6%	$4.7	0.4%
Financial services revenue	30.3	2.5%	42.0	3.4%	(11.7)	-27.9%

Total revenue	1,221.4	100.0%	1,228.4	100.0%	(7.0)	-0.6%
Cost of goods sold	665.6	54.5%	681.2	55.5%	(15.6)	-2.3%
Operating expenses	474.2	38.8%	479.4	39.0%	(5.2)	-1.1%

Operating earnings	81.6	6.7%	67.8	5.5%	13.8	20.4%
Interest expense	11.5	0.9%	11.3	0.9%	0.2	1.8%
Other (income) expense - net	1.7	0.2%	2.8	0.2%	(1.1)	-39.3%

Earnings before income taxes	68.4	5.6%	53.7	4.4%	14.7	27.4%
Income tax expense	23.9	2.0%	18.8	1.6%	5.1	27.1%

Net earnings	$44.5	3.6%	$34.9	2.8%	$9.6	27.5%

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total revenue in the first six months of 2005 decreased $7.0 million, or 0.6%, from prior-year levels. The year-over-year decrease was primarily due to lower financial services revenue of $11.7 million, partially offset by $4.7 million in higher net sales. The year-over-year decline in financial services revenue reflects lower credit originations and the impact of higher year-over-year interest rates in Snap-on’s domestic financing business. Of the $4.7 million increase in net sales, $24.2 million of favorable currency translation was offset by $19.5 million of lower sales. The $19.5 million decline in net sales principally reflects the impact of lower sales in the U.S. dealer operation along with lower sales in the OEM facilitation and worldwide equipment businesses, partially offset by higher international dealer sales and increased sales of worldwide industrial tools.

Gross profit was $525.5 million, or 44.1% of net sales, in the first six months of 2005, as compared to $505.2 million, or 42.6% of net sales, in the first six months of 2004. Gross profit in the first six months of 2005 increased $20.3 million or 150 basis points as a percentage of net sales. The year-over-year improvement reflects the impact of lower costs, including benefits from efficiency and productivity initiatives, $10.3 million of lower year-over-year restructuring costs, and $8.4 million of favorable currency translation, as well as benefits from higher selling prices and an improved second quarter sales mix. These improvements were partially offset by the impact of the lower sales, higher production costs in certain U.S. manufacturing plants, and $14.6 million of higher steel costs. Restructuring costs included in “Cost of goods sold,” on the accompanying Consolidated Statements of Income, totaled $2.0 million in the first six months of 2005, as compared to $12.3 million in the comparable prior-year period.

Operating expenses in the first six months of 2005 decreased by $5.2 million, or 20 basis points as a percentage of total revenue, from the first six months of 2004. Benefits from efficiency and cost reduction initiatives and $4.7 million in lower year-over-year bad debt expense and dealer termination costs, as well as the absence, in 2005, of the $3.6 million GSA settlement charge incurred last year, were partially offset by higher year-over-year restructuring costs of $10.2 million, unfavorable currency translation of $7.8 million, $3.0 million of costs to terminate a supplier relationship, and $2.6 million in higher pension, postretirement and insurance expenses. Restructuring costs included in “Operating expenses,” on the accompanying Consolidated Statements of Income, totaled $12.6 million in the first six months of 2005, as compared to $2.4 million in the comparable prior-year period.

Interest expense of $11.5 million in the first six months of 2005 was slightly higher than prior year as the impact of higher year-over-year interest rates more than offset the benefits from lower average debt levels.

Other income (expense) – net was an expense of $1.7 million in the first six months of 2005, as compared to expense of $2.8 million in the first six months of 2004. This line item includes the impact of all non-operating items such as interest income, hedging and currency exchange rate transactions gains and losses, minority interest and other miscellaneous non-operating items. Minority interest expense was $2.2 million in the first six months of 2005, as compared to $2.3 million in the first six months of 2004. The year-over-year change in other income (expense) includes $0.9 million in lower foreign exchange losses.

Snap-on’s effective tax rate was 35% for both the first six months of 2005 and 2004.

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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Snap-on Dealer Group

	Three Months Ended
(Dollars in millions)	July 2, 2005		July 3, 2004		Increase/ (Decrease)
External revenue	$260.6	100.0%	$261.1	100.0%	$(0.5)	-0.2%
Intersegment revenue	--	--%	--	--%	--	--%

Total segment revenue	260.6	100.0%	261.1	100.0%	(0.5)	-0.2%
Cost of goods sold	142.4	54.6%	140.7	53.9%	1.7	1.2%

Gross profit	118.2	45.4%	120.4	46.1%	(2.2)	-1.8%
Operating expenses	94.8	36.4%	90.4	34.6%	4.4	4.9%

Segment operating earnings	$23.4	9.0%	$30.0	11.5%	$(6.6)	-22.0%

Total segment revenue in the second quarter of 2005 decreased $0.5 million, or 0.2%, versus prior-year levels. The year-over-year revenue decrease reflects $3.4 million of lower sales, primarily due to a lower average number of U.S. dealer vans in operation for the quarter, partially offset by higher sales in international markets, and $2.9 million of favorable currency translation. Sales to U.S. dealers have been impacted in past periods by plant consolidations and other manufacturing challenges that resulted in low order fill rates and higher levels of backorders. Progress, however, is being made in improving order fill rates and in reducing the level of outstanding backorders, although at a higher level of cost. Actions to enhance manufacturing operations, including installation of new production equipment and machine tooling, improved manufacturing processes, increased equipment maintenance and the acquisition in the first quarter of 2005 of a production facility formerly managed by a supplier are beginning to provide greater production benefits and a higher level of “complete and on-time” product deliveries. As a result of these efforts, along with the continued strength in franchise applications, Snap-on believes that further improvements will contribute to higher sales and lower costs.

Segment gross profit for the second quarter of 2005 decreased $2.2 million, or 70 basis points as a percentage of total segment revenue, from the same period last year. The year-over-year decrease primarily reflects the impact of the lower sales volume, higher production costs in certain U.S. manufacturing plants, and $3.9 million of higher steel costs, partially offset by benefits from higher selling prices, lower year-over-year restructuring costs of $1.2 million, and $1.4 million of favorable currency translation. Operating expenses for the Snap-on Dealer Group increased $4.4 million year over year, up 180 basis points as a percentage of total segment revenue, including $1.8 million in higher restructuring costs related to second-quarter 2005 severance actions, $1.0 million of unfavorable currency translation, and $1.4 million of dealer termination costs. As a result of these factors, segment operating earnings in the second quarter of 2005 decreased $6.6 million, or 250 basis points as a percentage of total segment revenue, from the second quarter of 2004.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Six Months Ended
(Dollars in millions)	July 2, 2005		July 3, 2004		Increase/ (Decrease)
External revenue	$516.4	100.0%	$524.0	100.0%	$(7.6)	-1.5%
Intersegment revenue	--	--%	--	--%	--	--%

Total segment revenue	516.4	100.0%	524.0	100.0%	(7.6)	-1.5%
Cost of goods sold	282.8	54.8%	292.0	55.7%	(9.2)	-3.2%

Gross profit	233.6	45.2%	232.0	44.3%	1.6	0.7%
Operating expenses	192.1	37.2%	187.1	35.7%	5.0	2.7%

Segment operating earnings	$41.5	8.0%	$44.9	8.6%	$(3.4)	-7.6%

Total segment revenue in the first six months of 2005 decreased $7.6 million, or 1.5%, over prior-year levels. The year-over-year decrease reflects $13.3 million of lower sales, primarily due to a lower average number of U.S. dealer vans in operation for the first six months of 2005, partially offset by higher sales in international markets, and $5.7 million of favorable currency translation. The number of U.S. vans in operation at the end of the second quarter of 2005 was down 6.6% from the comparable prior-year level.

Segment gross profit for the first six months of 2005 increased $1.6 million, or 90 basis points as a percentage of total segment revenue, from the same period last year. The year-over-year increase reflects benefits from higher selling prices and $8.3 million in lower year-over-year restructuring costs, partially offset by the impact of the lower sales volume, higher production costs from continued U.S. manufacturing inefficiencies, and $7.2 million of higher steel costs. Operating expenses for the Snap-on Dealer Group increased $5.0 million year-over-year or 150 basis points as a percentage of total segment revenue. The $5.0 million increase in operating expenses primarily includes $3.5 million in higher restructuring costs related to 2005 severance actions, $3.0 million of costs incurred in the first quarter of 2005 to terminate a supplier relationship, and $2.0 million of unfavorable currency translation. These increases were partially offset by lower bad debt expense and dealer termination costs of $3.2 million. As a result of these factors, segment operating earnings in the first six months of 2005 decreased $3.4 million, or 60 basis points as a percentage of total segment revenue, from the first six months of 2004.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Commercial and Industrial Group

	Three Months Ended
(Dollars in millions)	July 2, 2005		July 3, 2004		Increase/ (Decrease)
External revenue	$257.6	87.4%	$250.4	88.5%	$7.2	2.9%
Intersegment revenue	37.2	12.6%	32.5	11.5%	4.7	14.5%

Total segment revenue	294.8	100.0%	282.9	100.0%	11.9	4.2%
Cost of goods sold	192.8	65.4%	188.2	66.5%	4.6	2.4%

Gross profit	102.0	34.6%	94.7	33.5%	7.3	7.7%
Operating expenses	84.1	28.5%	90.5	32.0%	(6.4)	-7.1%

Segment operating (loss) earnings	$17.9	6.1%	$4.2	1.5%	$13.7	326.2%

Total segment revenue in the second quarter of 2005 increased $11.9 million, or 4.2%, over prior-year levels. The year-over-year increase reflects $8.2 million of favorable currency translation and $3.7 million of higher sales. Increased sales of hand tools for industrial applications and higher sales resulting from the successful introduction of new power tools partially offset a decline in vehicle service equipment sales.

Segment gross profit for the second quarter of 2005 increased $7.3 million, or 110 basis points, versus prior-year levels. Benefits from lower costs, including benefits from efficiency and productivity initiatives, lower year-over-year restructuring costs of $1.7 million, favorable currency translation of $2.7 million, and higher pricing, were partially offset by $3.9 million of higher steel costs. Operating expenses for the Commercial and Industrial Group decreased $6.4 million or 350 basis points as a percentage of total segment revenue. The decrease in operating expenses primarily reflects benefits from efficiency and cost reduction initiatives of $5.0 million and the absence of the $3.6 million GSA settlement charge incurred last year. These decreases were partially offset by $2.4 million of unfavorable currency translation, $0.9 million of higher year-over-year restructuring costs, primarily related to the integration and streamlining of Bahco and Eurotools operations in Europe, and by continued investment spending to support the strategy of establishing a sales presence in Asia and other emerging markets. As a result, segment operating earnings in the second quarter of 2005 increased $13.7 million, or 460 basis points as a percentage of total segment revenue, from the second quarter of 2004.

	Six Months Ended
(Dollars in millions)	July 2, 2005		July 3, 2004		Increase/ (Decrease)
External revenue	$516.8	87.8%	$502.6	88.8%	$14.2	2.8%
Intersegment revenue	71.8	12.2%	63.1	11.2%	8.7	13.8%

Total segment revenue	588.6	100.0%	565.7	100.0%	22.9	4.0%
Cost of goods sold	388.8	66.1%	375.9	66.5%	12.9	3.4%

Gross profit	199.8	33.9%	189.8	33.5%	10.0	5.3%
Operating expenses	170.9	29.0%	182.3	32.2%	(11.4)	-6.3%

Segment operating (loss) earnings	$28.9	4.9%	$7.5	1.3%	$21.4	285.3%

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total segment revenue for the first six months of 2005 increased $22.9 million, or 4.0%, over prior-year levels. The year-over-year increase includes favorable currency translation of $16.9 million and $6.0 million from higher sales of tools for industrial and commercial applications, including growth in emerging markets. Sales of power and torque tools were also up year over year. Worldwide equipment sales in the first half of 2005 also declined from prior-year levels, partially reflecting the impact of the divestiture of a small vehicle lift business in Europe in the second quarter of 2004 and the absence, in 2005, of certain dealership program equipment sales made in 2004.

Segment gross profit for the first six months of 2005 increased $10.0 million, or 40 basis points as a percentage of total segment revenue. Benefits from lower costs, including benefits from efficiency and productivity initiatives and $1.9 million of lower year-over-year restructuring costs, as well as $5.2 million of favorable currency translation and benefits from higher pricing, were partially offset by $7.4 million of higher steel costs. Operating expenses for the Commercial and Industrial Group decreased $11.4 million or 320 basis points as a percentage of total segment revenue. The decrease in operating expenses reflects benefits from efficiency and cost reduction initiatives of $11.1 million, $3.2 million of lower bad debt expense, and the absence of the $3.6 million GSA settlement charge incurred last year. These decreases in year-over-year operating expenses were partially offset by $4.9 million of unfavorable currency translation, $1.0 million of higher restructuring costs and $1.2 million of increased freight costs. As a result, segment operating earnings in the first six months of 2005 increased $21.4 million as compared to the first six months of 2004.

Diagnostics and Information Group

	Three Months Ended
(Dollars in millions)	July 2, 2005		July 3, 2004		Increase/ (Decrease)
External revenue	$74.2	63.3%	$79.8	69.6%	$(5.6)	-7.0%
Intersegment revenue	43.0	36.7%	34.9	30.4%	8.1	23.2%

Total segment revenue	117.2	100.0%	114.7	100.0%	2.5	2.2%
Cost of goods sold	68.8	58.7%	73.9	64.4%	(5.1)	-6.9%

Gross profit	48.4	41.3%	40.8	35.6%	7.6	18.6%
Operating expenses	34.7	29.6%	34.0	29.7%	0.7	2.1%

Segment operating earnings	$13.7	11.7%	$6.8	5.9%	$6.9	101.5%

Total segment revenue in the second quarter of 2005 increased $2.5 million, or 2.2%, from prior-year levels due to $1.5 million of higher sales, largely reflecting higher software and handheld Snap-on® brand diagnostics sales made through the global dealer business, partially offset by lower sales in the OEM facilitation business. Favorable currency translation also contributed $1.0 million to the year-over-year revenue increase.

Segment gross profit for the second quarter of 2005 increased $7.6 million, or 570 basis points as a percentage of total segment revenue, primarily due to increased sales of higher-margin products and benefits from continuous improvement actions. Operating expenses for the Diagnostics and Information Group increased $0.7 million, but decreased by 10 basis points as a percentage of total revenue, as year-over-year benefits from continuous improvement actions were more than offset by $1.8 million of higher year-over-year restructuring costs related to second-quarter 2005 severance actions. As a result, segment operating earnings in the second quarter of 2005 were $13.7 million, or 11.7% of total segment revenue, in the second quarter of 2005, as compared to $6.8 million, or 5.9% of total revenue, in the comparable prior-year period.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Six Months Ended
(Dollars in millions)	July 2, 2005		July 3, 2004		Increase/ (Decrease)
External revenue	$157.9	68.2%	$159.8	68.6%	$(1.9)	-1.2%
Intersegment revenue	73.7	31.8%	73.1	31.4%	0.6	0.8%

Total segment revenue	231.6	100.0%	232.9	100.0%	(1.3)	-0.6%
Cost of goods sold	139.5	60.2%	149.5	64.2%	(10.0)	-6.7%

Gross profit	92.1	39.8%	83.4	35.8%	8.7	10.4%
Operating expenses	69.1	29.9%	67.4	28.9%	1.7	2.5%

Segment operating earnings	$23.0	9.9%	$16.0	6.9%	$7.0	43.8%

Total segment revenue for the first six months of 2005 decreased $1.3 million, or 0.6%, over prior-year levels largely due to sales in the first quarter of 2004 for state emission program updates that were not repeated in 2005, partially offset by increased sales of software and handheld diagnostics through the U.S. dealer business and $2.0 million of favorable currency translation.

Segment gross profit for the first six months of 2005 increased $8.7 million, or 400 basis points as a percentage of total segment revenue from the same period last year, primarily due to an improved sales mix of higher-margin products year over year. Operating expenses for the Diagnostics and Information Group increased $1.7 million or 100 basis points as a percentage of total segment revenue. Benefits from continuous improvement actions were more than offset by $2.8 million of higher year-over-year restructuring costs related to 2005 severance actions and $0.9 million of unfavorable currency translation. As a result, segment operating earnings in the first six months of 2005 increased $7.0 million, or 300 basis points as a percentage of total segment revenue, from the first six months of 2004.

Financial Services

	Three Months Ended
(Dollars in millions)	July 2, 2005		July 3, 2004		Increase/ (Decrease)
External revenue	$16.2	100.0%	$20.8	100.0%	$(4.6)	-22.1%
Operating expenses	11.2	69.1%	11.2	53.8%	--	--%

Segment operating earnings	$5.0	30.9%	$9.6	46.2%	$(4.6)	-47.9%

Segment revenues were $16.2 million in the second quarter of 2005, down $4.6 million from prior-year levels, primarily due to a 18.6% year-over-year decline in credit originations in Snap-on’s domestic financing business. Segment operating earnings in the second quarter of 2005 were $5.0 million, down from $9.6 million in the second quarter of 2005, primarily reflecting the impact of higher interest rates and the decline in credit originations.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Six Months Ended
(Dollars in millions)	July 2, 2005		July 3, 2004		Increase/ (Decrease)
External revenue	$30.3	100.0%	$42.0	100.0%	$(11.7)	-27.9%
Operating expenses	21.0	69.3%	21.5	51.2%	(0.5)	-2.3%

Segment operating earnings	$9.3	30.7%	$20.5	48.8%	$(11.2)	-54.6%

Segment revenues were $30.3 million in the first six months of 2005, down $11.7 million from prior-year levels, primarily due to a 19.0% decline in credit originations in Snap-on’s domestic financing business. Segment operating earnings in the second quarter of 2005 were $9.3 million, down from $20.5 million in the first six months of 2004, primarily reflecting the impact of higher interest rates and the decline in credit originations.

Corporate

Snap-on’s general corporate expenses totaled $12.7 million in the second quarter of 2005, up from $9.8 million in the second quarter of 2004. Year-over-year savings from cost reduction actions were more than offset by higher pension and postretirement actuarial adjustments of $3.9 million, and $1.2 million of higher mark-to-market adjustments on stock-based incentive plans. Snap-on’s general corporate expenses totaled $21.1 million for the first six months of 2005 and 2004. Savings realized from cost reduction initiatives were offset by 2005 restructuring costs of $2.0 million.

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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Snap-on has been focused on improving asset utilization by making more effective use of its investment in certain working capital items. As of July 2, 2005, working capital (defined as current assets less current liabilities) of $534.6 million was up $16.2 million from $518.4 million as of January 1, 2005 (fiscal 2004 year end). The company assesses management’s operating performance and effectiveness relative to those components of working capital, particularly accounts receivable and inventories, which are more directly impacted by operational decisions. The following represents the company’s working capital position as of July 2, 2005, and January 1, 2005.

(Amounts in millions)	July 2, 2005	January 1, 2005
Cash	$130.6	$150.0
Accounts receivable - net of allowances	514.7	542.0
Inventories	366.6	341.9
Other current assets	156.3	158.7

Total current assets	$1,168.2	$1,192.6
Accounts payable	$(173.9)	$(194.9)
Notes payable and current maturities of long-term debt	(108.5)	(127.8)
Other current liabilities	(351.2)	(351.5)

Total current liabilities	$(633.6)	$(674.2)

Total working capital	$534.6	$518.4

Accounts receivable at the end of the second quarter of 2005 was $514.7 million, down $27.3 million from year-end 2004 levels, largely reflecting an improvement in days sales outstanding from 81 days at year-end 2004 to 77 days at July 2, 2005, and a $21.2 million decrease from currency translation.

Inventories totaled $366.6 million at the end of the 2005-second quarter, up $24.7 million from year-end 2004 levels, including a decrease of $16.8 million from currency translation. The increase in inventory levels primarily reflects the impact of higher material costs, a high level of consigned inventories principally as a result of an increase in the number of trial franchises in the U.S. dealer business, and an increase in finished goods products in an effort to further improve customer service levels. Inventories accounted for using the first-in, first-out (FIFO) method as of July 2, 2005, and January 1, 2005, approximated 61% and 65% of total inventories. All other inventories are accounted for using the last-in, first-out (LIFO) cost method. The company’s LIFO reserve increased from $76.3 million at January 1, 2005, to $78.4 million at July 2, 2005. Inventory turns (defined as the current quarter’s cost of goods sold annualized, divided by the average of the last four quarter-end’s inventory balances) at July 2, 2005, were 3.6 turns, as compared to 3.9 turns at year-end 2004.

Accounts payable at the end of the second quarter of 2005 was $173.9 million, down $21.0 million from year-end 2004 levels, primarily due to the timing of payments and a $7.7 million decrease from currency translation.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total notes payable and long-term debt of $311.7 million as of July 2, 2005, and $331.0 million at year-end 2004 both include $100.0 million of current maturities of long-term debt for the company’s unsecured 6.625% notes that mature in their entirety on October 1, 2005. Notes payable to banks under bank lines of credit and amounts payable to the CIT Group Inc. (“CIT”) pursuant to a working capital agreement with Snap-on Credit LLC (“SOC”) totaled $8.5 million and $2.5 million at July 2, 2005, and January 1, 2005. See Note 5 for further discussion of CIT and SOC. Snap-on also has $200 million of unsecured 6.25% long-term notes that mature in their entirety on August 15, 2011.

During the quarter ended July 2, 2005, Snap-on repaid $25 million of borrowings that were previously outstanding under its commercial paper program and, as a result, no commercial paper was outstanding at July 2, 2005. At January 1, 2005, Snap-on had commercial paper outstanding of $25 million. On July 27, 2004, Snap-on entered into a five-year, $400 million multi-currency revolving credit facility that will terminate on July 27, 2009. The $400 million revolving credit facility’s financial covenant requires that Snap-on maintain a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00. As of the date of this document, Snap-on believes it is in compliance with all covenants of this revolving credit facility.

At July 2, 2005, Snap-on also had $20 million of unused committed bank lines of credit, of which $10 million expires on July 31, 2005, and $10 million expires on August 31, 2005. On July 19, 2005, Snap-on renewed, through July 31, 2006, the bank line of credit scheduled to expire on July 31, 2005. Snap-on intends to renew the remaining $10 bank line of credit during the third quarter of 2005. At July 2, 2005, Snap-on had approximately $420 million of unused available debt capacity under the terms of its revolving credit facilities and committed bank line of credit.

The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flows.

Cash flow provided from operating activities was $51.1 million in the first six months of 2005. Cash flow from net earnings of $44.5 million, coupled with depreciation and amortization of $27.4 million, was partially offset by combined net changes in operating assets and liabilities of $24.0 million, including a $41.6 million use of cash as a result of higher inventory levels. A decline in depreciation and amortization of $6.7 million year over year largely reflects the effect of accelerated depreciation related to the closing of the two U.S. hand-tool facilities in the first quarter of 2004.

Capital expenditures totaled $19.0 million in the first six months of 2005, as compared with $17.3 million in the comparable prior-year period. Capital expenditures in 2005 included new product-related, quality, efficiency and cost reduction capital investments, as well as ongoing replacements of manufacturing and distribution facilities and equipment. Snap-on anticipates fiscal 2005 capital expenditures will be in a range of $42 million to $47 million, as compared to $38.7 million in fiscal 2004. Full-year depreciation and amortization is anticipated to be approximately $55 million in fiscal 2005, as compared to $61.0 million in fiscal 2004.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. During the first six months of 2005, Snap-on repurchased 375,000 shares of common stock for $12.7 million under its previously announced share repurchase programs. As of the end of the first six months of 2005, Snap-on has remaining availability to repurchase up to an additional $129.3 million in common stock pursuant to the Board of Directors’ authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. In the first six months of 2005, Snap-on’s Board of Directors declared dividends of $0.75 per share. Cash dividends paid totaled $28.9 million in the first six months of 2005, as compared to $29.0 million in the first six months of 2004.

OTHER MATTERS

Government Contract Matters:

On July 23, 2004, Snap-on reached an agreement with the U.S. Department of Justice to resolve the government audit, previously discussed in the company’s Annual Report on Form 10-K, relating to two contracts with the GSA. Snap-on agreed to settle the claims over the interpretation and application of the price reduction and billing provisions of these two contracts for sales from March 1996 through the July 23, 2004, settlement date for $10 million. Snap-on incurred a pretax charge of $3.6 million, or $0.04 per diluted share in the second quarter of 2004 for costs not previously accrued. Snap-on remitted the $10 million cash settlement to the U.S. Department of Justice on August 5, 2004.

On February 8, 2005, the GSA requested information from Snap-on to evaluate possible administrative action against the company. On May 24, 2005, Snap-on and the GSA discussed Snap-on’s pricing and contract compliance practices. The GSA and Snap-on agreed that Snap-on retain an independent third party to review Snap-on’s compliance with the requirements of its Federal Supply Schedule contract. Pending the outcome of this review in the first quarter of 2006, there are no known further actions at this time. The company continues to have ongoing discussions and correspondence with the GSA regarding this matter.

CRITICAL ACCOUNTING POLICIES

Snap-on’s disclosures of its critical accounting policies, which are contained in its 2004 Annual Report on Form 10-K for the year ended January 1, 2005, have not materially changed since that report was filed.

OUTLOOK

Snap-on will continue to emphasize improving its customer service, reducing complexity and cost, strengthening its dealer van franchise system, achieving quicker inventory turns, implementing continuous improvement actions and the development of innovative new products. Further progress toward these objectives is anticipated to lead to improved levels of service and product deliveries to dealers and customers, an expectation of higher sales and further improvements in operating margins.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As reported previously at the end of the first quarter of 2005, Snap-on estimates that full-year 2005 restructuring costs will total $20 million to $25 million, of which $14.6 million was incurred in the first six months. Benefits from prior rationalization actions, as well as ongoing continuous improvement initiatives, including the further integration of business operations, are anticipated to exceed the costs associated with those actions and provide future operating leverage from sales activities.

Safe Harbor: Statements in this document that are not historical facts, including statements (i) that include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on or its management; (ii) specifically identified as forward-looking; or (iii) describing Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Snap-on cautions the reader that any forward-looking statements are based upon assumptions and estimates that were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.

These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally, the timing and progress with which Snap-on can attain savings from cost reduction actions and implement and complete planned reductions in workforce, its ability to manage inventory levels and meet customer demand, implement and complete planned reductions in workforce, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher cost and lost revenues. These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, refine its brand and franchise strategies, retain and attract dealers, capture new business, introduce successful new products, as well as its ability to withstand disruption arising from planned facility closures, or other labor interruptions, and external negative factors including terrorist disruptions on business, potential changes in trade, monetary and fiscal policies, regulatory reporting requirements, laws and regulations, or other activities of governments or their agencies, including military actions and the aftermath that may occur; the absence of significant changes in the current competitive environment, inflation and other monetary fluctuations, interest rates, legal proceedings, energy and raw material supply and pricing (including gasoline), the amount, rate and growth of Snap-on’s general and administrative expenses (e.g. health care and/or pension costs) or the material worsening of economic situations around the world, particularly in North America and/or Europe, and its ability to increase prices due to higher raw material costs. Snap-on disclaims any responsibility to update any forward-looking statement.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In addition, investors should be aware that generally accepted accounting principles prescribe when a company should reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results, therefore, may appear to be volatile in certain accounting periods.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at July 2, 2005, was $0.6 million on interest rate-sensitive financial instruments and $0.3 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

CREDIT RISK: Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC loan originations with recourse provisions against Snap-on (primarily for dealer van loans). At July 2, 2005, $16.2 million of loans originated by SOC have a recourse provision to Snap-on if the loans become more than 90 days past due. For additional information on SOC, see Note 5.

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

Under the supervision and with the participation of management, including Snap-on’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of this system of disclosure controls and procedures as of July 2, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended July 2, 2005, that have materially affected, or are reasonably likely to materially affect, Snap-on’s internal control over disclosure controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the second quarter of fiscal 2005, all of which were purchased pursuant to Board of Directors’ authorizations. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans(1)
April 2, 2005 to
April 30, 2005	10,000	$33.00	10,000	$128.9 million
May 1, 2005 to
May 28, 2005	140,000	$33.26	140,000	$125.3 million
May 29, 2005 to
July 2, 2005	--	N/A	--	$129.3 million

Total/Average	150,000	$33.24	150,000	N/A

(1)	Subject to further adjustment pursuant to the 1996 Authorization described below, as of the end of the second quarter of 2005, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board of Directors’ authorizations discussed below is $129.3 million.

•	In its Annual Report on Form 10-K for the fiscal year ended December 28, 1996, the company disclosed that the company’s Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the company’s Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $33.17, $34.43 and $34.28 per share per share of common stock as of the end of the fiscal 2005 months ended April 30, May 28, and July 2, respectively.

•	By press release dated June 29, 1998, the company announced that the company’s Board authorized the repurchase of an aggregate of $100 million of the company’s common stock (the “1998 Authorization”). The 1998 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

•	By press release dated February 3, 1999, the company announced that the company’s Board authorized the repurchase of an aggregate of $50 million of the company’s common stock (the “1999 Authorization”). The 1999 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

Item 4. Submission of Matters to a Vote of Security Holders

Snap-on held its Annual Meeting of Shareholders on April 22, 2005. The shareholders (i) elected three members of Snap-on’s Board of Directors, whose terms were up for reelection, to serve until the Annual Meeting in the year 2008 and (ii) ratified the Audit Committee’s selection of Deloitte & Touche LLP as the company’s independent auditor for 2005. There were 62,011,804 outstanding shares eligible to vote. The persons elected to the Corporation’s Board of Directors, the number of votes cast for and the number of votes withheld with respect to each of these persons are set forth below:

Director	For	Withheld	Term
Roxanne J. Decyk	52,163,183	3,324,040	2008
Lars Nyberg	54,764,468	722,755	2008
Richard F. Teerlink	54,787,739	699,484	2008

The terms of office for the following directors continue until the Annual Meeting in the year set forth below:

Director	Term
Bruce S. Chelberg	2006
Arthur L. Kelly	2006
Jack D. Michaels	2006
John F. Fiedler	2007
W. Dudley Lehman	2007
Edward H.Rensi	2007

The proposal to ratify the Audit Committee’s selection of Deloitte & Touche LLP as the company’s independent auditor for 2005 received the following votes:

54,913,953	Votes for approval
219,126	Votes against
354,144	Abstentions

There were no broker non-votes for this item.

Item 5. Other Information

During the second quarter of 2005, Snap-on recorded costs associated with exit and disposal activities of $6.8 million. Of the $6.8 million of costs incurred for exit and disposal activities during the second quarter of 2005, $5.3 million qualified for accrual treatment. Costs associated with exit and disposal activities incurred in the first and second quarters of 2005 primarily related to headcount reductions at multiple North American facilities; consolidation of several U.S. Dealer Branch locations; headcount reductions at German and U.K. Diagnostics facilities; the closure of a German hand-tool plant that was consolidated into the company’s Spanish operations; the elimination of one plant in Spain through further consolidation; and management realignment actions at various other Snap-on facilities.

Accrual usage of $2.6 million during the second quarter of 2005 primarily reflects severance and related payments for the separation of employees. Since year-end 2004, Snap-on has reduced headcount by approximately 485 employees as part of its 2005 restructuring actions.

Snap-on also expects that it will incur approximately $5 million to $10 million of additional exit and disposal charges during the remainder of fiscal 2005.

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

SNAP-ON INCORPORATED

Date: July 28, 2005	/s/ Martin M. Ellen
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