Form 10-Q
period 2005-10-01
SNAP ON INC
filed 2005-10-26
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-7724

(Exact name of registrant as specified in its charter)

Delaware	39-0622040
(State of incorporation)	(I.R.S. Employer Identification No.)
10801 Corporate Drive, Pleasant Prairie, Wisconsin	53158-1603
(Address of principal executive offices)	(Zip code)

(262) 656-5200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (  ) No (X)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 21, 2005
Common Stock, $1 par value	57,930,116 shares

SNAP-ON INCORPORATED

INDEX

		Page
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Earnings - Three and Nine Months Ended
	October 1, 2005, and October 2, 2004	3
	Consolidated Balance Sheets - October 1, 2005, and January 1, 2005	4-5
	Consolidated Statements of Cash Flows - Nine Months Ended
	October 1, 2005, and October 2, 2004	6
	Notes to Consolidated Financial Statements	7-20
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	21-35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36-37
Item 4.	Controls and Procedures	38
Part II.	Other Information
Item 1.	Legal Proceedings	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39-40
Item 5.	Other Information	41
Item 6.	Exhibits	42
Signatures		43
Exhibit Index		44

SNAP-ON INCORPORATED
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	$554.1	$550.9	$1,745.2	$1,737.3
Financial services revenue	13.1	17.9	43.4	59.9

Total revenue	567.2	568.8	1,788.6	1,797.2
Cost of goods sold	(306.9)	(311.5)	(972.5)	(992.7)
Operating expenses	(217.5)	(220.8)	(691.7)	(700.2)

Operating earnings	42.8	36.5	124.4	104.3
Interest expense	(5.6)	(6.1)	(17.1)	(17.4)
Other income (expense) - net	(0.5)	(0.8)	(2.2)	(3.6)

Earnings before income taxes	36.7	29.6	105.1	83.3
Income tax expense	(15.7)	(6.8)	(39.6)	(25.6)

Net earnings	$21.0	$22.8	$65.5	$57.7

Earnings per share:
Basic	$0.36	$0.39	$1.13	$1.00
Diluted	$0.36	$0.39	$1.12	$0.99
Weighted-average shares outstanding:
Basic	57.9	57.7	57.8	57.9
Effect of dilutive options	0.7	0.5	0.6	0.6

Diluted	58.6	58.2	58.4	58.5

Dividends declared per common share	$0.25	$--	$1.00	$0.75

See Notes to Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	October 1, 2005	January 1, 2005
ASSETS
Current assets
Cash and cash equivalents	$178.3	$150.0
Accounts receivable - net of allowances	511.0	542.0
Inventories
Finished goods	306.1	308.6
Work in process	42.2	40.0
Raw materials	59.5	69.6
Excess of current cost over LIFO cost	(80.2)	(76.3)

Total inventories	327.6	341.9
Deferred income tax benefits	84.0	77.1
Prepaid expenses and other assets	62.0	81.6

Total current assets	1,162.9	1,192.6
Property and equipment
Land	23.5	25.7
Buildings and improvements	208.7	223.0
Machinery and equipment	551.3	578.9

	783.5	827.6
Accumulated depreciation and amortization	(504.1)	(514.0)

Property and equipment - net	279.4	313.6
Deferred income tax benefits	4.2	9.4
Goodwill	401.7	441.1
Other intangibles - net	64.9	70.0
Pension assets	159.4	159.7
Other assets	88.1	103.7

Total assets	$2,160.6	$2,290.1

See Notes to Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	October 1, 2005	January 1, 2005
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$137.1	$194.9
Notes payable and current maturities of long-term debt	108.5	127.8
Accrued benefits	35.3	34.5
Accrued compensation	57.9	57.2
Dealer deposits	41.8	46.9
Deferred subscription revenue	27.4	26.2
Income taxes	33.3	21.9
Other accrued liabilities	172.5	164.8

Total current liabilities	613.8	674.2
Long-term debt	202.2	203.2
Deferred income taxes	85.2	76.5
Retiree health care benefits	89.7	89.0
Pension liabilities	77.9	73.3
Other long-term liabilities	57.0	63.2

Total liabilities	1,125.8	1,179.4

SHAREHOLDERS’ EQUITY
Preferred stock - authorized 15,000,000 shares
of $1 par value; none outstanding	--	--
Common stock - authorized 250,000,000 shares
of $1 par value; issued 67,039,157 and 67,004,903 shares	67.0	67.0
Additional paid-in capital	109.2	105.8
Retained earnings	1,116.4	1,108.7
Accumulated other comprehensive income (loss)	43.8	129.1
Grantor stock trust at fair market value - 3,628,741
and 4,278,561 shares	(131.1)	(147.0)
Treasury stock at cost - 5,486,864 and 4,974,764 shares	(170.5)	(152.9)

Total shareholders' equity	1,034.8	1,110.7

Total liabilities and shareholders' equity	$2,160.6	$2,290.1

See Notes to Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	October 1, 2005	October 2, 2004
OPERATING ACTIVITIES
Net earnings	$65.5	$57.7
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Depreciation	37.3	46.1
Amortization of other intangibles	2.3	2.0
Deferred income tax provision	10.6	8.6
Gain on sale of assets	(1.4)	(1.1)
Loss (gain) on mark-to-market for cash flow hedges	(0.4)	1.3
Changes in operating assets and liabilities:
(Increase) decrease in receivables	10.0	29.8
(Increase) decrease in inventories	(2.4)	1.3
(Increase) decrease in prepaid and other assets	27.4	(5.9)
Increase (decrease) in accounts payable	(51.3)	3.7
Increase (decrease) in accruals and other liabilities	19.1	(9.3)

Net cash provided by operating activities	116.7	134.2
INVESTING ACTIVITIES
Capital expenditures	(27.8)	(25.9)
Proceeds from disposal of property and equipment	7.4	11.3
Proceeds from disposition of business	--	0.6

Net cash used in investing activities	(20.4)	(14.0)
FINANCING ACTIVITIES
Payment of long-term debt	--	(0.3)
Net decrease in short-term borrowings	(19.1)	(2.0)
Purchase of treasury stock	(17.6)	(29.4)
Proceeds from stock purchase and option plans	19.4	12.4
Cash dividends paid	(43.3)	(43.4)

Net cash used in financing activities	(60.6)	(62.7)
Effect of exchange rate changes on cash and cash equivalents	(7.4)	(0.3)

Increase in cash and cash equivalents	28.3	57.2
Cash and cash equivalents at beginning of period	150.0	96.1

Cash and cash equivalents at end of period	$178.3	$153.3

Supplemental cash flow disclosures:
Cash paid for interest	$(18.4)	$(22.0)
Net cash refunded (paid) for income taxes	$3.9	$(4.5)

See Notes to Consolidated Financial Statements

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Consolidated Financial Statements

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

Due to changes in Snap-on’s management organization structure, Snap-on realigned its reportable business segments during the first quarter of 2005. The accompanying prior-year segment data has been restated to reflect these realignments. Refer to Note 16 for information on Snap-on’s business segments.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to a fair statement of financial condition and results of operations for the three and nine month periods ended October 1, 2005, and October 2, 2004, have been made. Management believes that the results of operations for the three and nine month periods ended October 1, 2005, and October 2, 2004, are not necessarily indicative of the results to be expected for the full fiscal year.

2. New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment,” which requires entities to recognize the cost of employee services in exchange for awards of equity or liability instruments based on the grant-date fair value of those awards (with limited exceptions). That cost, based on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. SFAS No. 123(R) also requires entities to remeasure awards of liability instruments at each reporting date, through the settlement date, based on current fair value. Changes in fair value of liability instruments during the requisite service period will be recognized as compensation cost over that service period. The grant date fair value of employee share options and similar instruments will be estimated using the Black-Scholes option-pricing model adjusted for the unique characteristics of those instruments. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The company will adopt the provisions of SFAS No. 123(R) on January 1, 2006, using the modified prospective application permitted under this statement. The adoption of SFAS No. 123(R) will result in the company recording expense for a) the unvested portion of grants issued prior to the adoption of SFAS No. 123(R), and b) new grant issuances, both of which will be expensed over the requisite service period.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Based upon the company’s evaluation to date, Snap-on believes that, beginning in fiscal 2006, total annual compensation expense under SFAS No. 123(R) will be consistent with the range of pro forma amounts previously disclosed by the company under SFAS No. 123. Refer to Note 12 in this Current Report on Form 10-Q and to Note 15 of Snap-on’s 2004 Annual Report on Form 10-K for information on the pro forma effect on net earnings and earnings per share as if Snap-on had applied the fair value recognition provisions of SFAS No. 123.

3. Accounts Receivable

Accounts receivable include trade accounts, installment and other receivables, including the current portion of dealer financing receivables. The components of Snap-on’s current accounts receivable were as follows:

(Amounts in millions)	October 1, 2005	January 1, 2005
Trade accounts receivable	$445.2	$487.6
Installment receivables, net of unearned finance
charges of $7.6 million and $12.3 million	51.3	51.0
Other accounts receivable	53.4	49.9

Total	549.9	588.5
Allowances for doubtful accounts	(38.9)	(46.5)

Total accounts receivable - net	$511.0	$542.0

The long-term portion of accounts receivable is classified in “Other assets” on the accompanying Consolidated Balance Sheets and is comprised of installment and other receivables, including dealer-financing receivables, with payment terms that are due beyond one year. The components of Snap-on’s long-term accounts receivable were as follows:

(Amounts in millions)	October 1, 2005	January 1, 2005
Installment receivables, net of unearned finance
charges of $9.2 million and $7.6 million	$41.2	$50.9
Other long-term accounts receivable	17.7	18.8

Total	$58.9	$69.7

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Acquired Intangible Assets

Disclosures related to other intangible assets are as follows:

	October 1, 2005		January 1, 2005
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets
Trademarks	$2.6	$(0.7)	$2.8	$(0.6)
Patents	34.0	(15.5)	33.6	(14.0)

Total	36.6	(16.2)	36.4	(14.6)
Unamortized other intangible assets
Trademarks	44.5	--	48.2	--

Total	$81.1	$(16.2)	$84.6	$(14.6)

The weighted-average amortization period is 35 years for trademarks and 16 years for patents. The weighted-average amortization period for trademarks and patents on a combined basis is 20 years.

Amortization expense was $0.6 million and $2.3 million for the three and nine month periods ended October 1, 2005, and $0.9 million and $2.0 million for the three and nine month periods ended October 2, 2004. Total estimated annual amortization expense expected for 2005 is $2.8 million and $1.9 million for each of the next four fiscal years, based on current levels of other intangible assets.

Goodwill was $401.7 million and $441.1 million at October 1, 2005, and January 1, 2005. The net decrease in goodwill resulted from currency translation.

5. Snap-on Credit LLC Joint Venture

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

SOC sells substantially all of its originated contracts on a limited recourse basis to CIT, net of certain fees. SOC continues to service these contracts for an estimated market-rate servicing fee. SOC originated contracts totaling $103.6 million and $305.9 million during the three and nine month periods ended October 1, 2005, as compared to $109.1 million and $358.7 million during the three and nine month periods ended October 2, 2004.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions against Snap-on (primarily for dealer van loans). At October 1, 2005, and January 1, 2005, $18.3 million and $14.8 million of loans, with terms ranging from nine months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of October 1, 2005, was not material.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis, with a combined maximum borrowing limit not to exceed $24 million. As of October 1, 2005, and January 1, 2005, SOC owed both Snap-on and CIT $5.8 million and $0.5 million each pursuant to this agreement.

Snap-on’s exposure related to SOC as of October 1, 2005, was the $5.8 million working capital loan plus the recourse obligations on customer financings, both discussed above.

6. Exit or Disposal Activities

During the three and nine month periods ended October 1, 2005, Snap-on recorded costs associated with exit and disposal activities of $4.0 million and $18.6 million, including charges of $0.8 million and $2.8 million that are included in “Cost of goods sold” and charges of $3.2 million and $15.8 million that are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings. Of the $4.0 million of costs incurred during the third quarter of 2005, $3.0 million qualified for accrual treatment. Costs associated with exit and disposal activities incurred in the three and nine month periods ended October 1, 2005, primarily related to headcount reductions at multiple North American facilities; consolidation of several U.S. dealer branch locations; headcount reductions at German and U.K. diagnostics facilities; the closure of a German hand-tool plant that was consolidated into the company’s Spanish operations; consolidation of European administration and sales support functions; the elimination of plants in Spain and Sweden through further consolidation; and management realignment actions at various other Snap-on facilities.

Snap-on’s exit and disposal accrual activity for the quarter ended October 1, 2005, related to the company’s 2005 actions was as follows:

(Amounts in millions)	Balance at July 2, 2005	Provision	Usage	Balance at October 1, 2005
Severance costs:
Snap-on Dealer Group	$1.8	$0.4	$(0.7)	$1.5
Commercial and Industrial
Group	1.3	1.2	(1.5)	1.0
Diagnostic and Information
Group	1.9	--	(0.7)	1.2
Financial Services	0.9	0.1	--	1.0
Corporate	0.8	0.1	(0.6)	0.3
Facility consolidation or closure costs:
Snap-on Dealer Group	0.6	1.2	--	1.8

Total	$7.3	$3.0	$(3.5)	$6.8

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Exit and disposal accrual usage of $3.5 million during the third quarter of 2005 primarily reflects severance and related payments for the separation of employees. Since year-end 2004, Snap-on has reduced headcount by approximately 530 employees as part of its 2005 restructuring actions. Snap-on anticipates that the restructuring accrual recorded during the third quarter of 2005 will be fully utilized by the end of 2006.

Snap-on’s 2005 exit and disposal accrual activity for the quarter ended October 1, 2005, related to the company’s 2004 actions was as follows:

(Amounts in millions)	Balance at July 2, 2005	Provision	Usage	Balance at October 1, 2005
Severance costs:
Commercial and Industrial
Group	$1.1	$--	$(0.1)	$1.0
Diagnostic and Information
Group	0.2	--	(0.2)	--

Total	$1.3	$--	$(0.3)	$1.0

Exit and disposal accrual usage of $0.3 million during the third quarter of 2005 primarily reflects severance and related payments for the separation of employees. Snap-on anticipates that the exit and disposal activities accrual related to its 2004 actions will be fully utilized by the end of 2005.

Snap-on expects to fund the remaining requirements of its exit and disposal activities with cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances. Snap-on also expects that it will incur approximately $3 million to $5 million of additional exit and disposal charges during the fourth quarter of fiscal 2005.

7. Income Taxes

In October 2004 the American Jobs Creation Act of 2004 (“the AJCA”) was signed into law. The AJCA creates a one-time tax incentive for U.S. corporations to repatriate accumulated foreign earnings by providing a tax deduction of 85% of qualifying dividends received from foreign affiliates. In accordance with the AJCA, Snap-on plans to repatriate approximately $75 million of qualifying dividends in the second half of 2005, of which $57 million was repatriated as of the end of September 2005. The planned repatriation of approximately $75 million of qualifying dividends resulted in a third-quarter income tax charge of $2.8 million. The company has not otherwise changed its intention to indefinitely reinvest accumulated foreign earnings, and no provision will be made for income taxes that would be payable upon the distribution of such earnings.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Short-Term and Long-Term Debt

Notes payable and long-term debt of Snap-on at October 1, 2005, and January 1, 2005, totaled $310.7 million and $331.0 million. Notes payable to banks under bank lines of credit and amounts payable to CIT pursuant to a working capital agreement with SOC totaled $8.4 million and $2.5 million at October 1, 2005, and January 1, 2005. See Note 5 for further discussion of SOC. No commercial paper was outstanding as of October 1, 2005. At January 1, 2005, Snap-on had commercial paper outstanding of $25 million.

At October 1, 2005, Snap-on had a $400 million multi-currency revolving credit facility that terminates on July 27, 2009. The $400 million multi-currency revolving credit facility’s financial covenant requires that Snap-on maintain a ratio of debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00. As of October 1, 2005, Snap-on believes that it was in compliance with all covenants of this revolving credit facility.

At October 1, 2005, Snap-on also had $20 million of unused committed bank lines of credit, of which $10 million expires on July 31, 2006, and $10 million expires on August 31, 2006. At October 1, 2005, Snap-on had approximately $420 million of unused available debt capacity under the terms of its revolving credit facility and committed bank lines of credit.

On October 3, 2005, subsequent to the company’s fiscal third-quarter end, Snap-on repaid its $100 million unsecured 6.625% notes. The $100 million debt repayment was made with available cash on hand; the company did not borrow any funds under its existing credit facilities or committed bank lines of credit to fund the debt repayment.

9. Financial Instruments

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

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

At October 1, 2005, Snap-on had $58.0 million of net outstanding foreign exchange forward buy contracts comprised of buy contracts of $31.4 million in Swedish kronor, $30.8 million in Canadian dollars, $4.3 million in euros, and $5.3 million in other currencies, and sell contracts of $8.9 million in Singapore dollars, $2.0 million in Hungarian forints and $2.9 million in other currencies. At January 1, 2005, Snap-on had $11.3 million of net outstanding foreign exchange forward sell contracts comprised of sell contracts of $73.3 million in euros, $29.7 million in British pounds, $12.3 million in Singapore dollars, $3.2 million in Danish kronor, $2.9 million in Hungarian forints, $2.1 million in Norwegian kroner, and $3.7 million in other currencies, and buy contracts of $78.0 million in Swedish kronor, $19.3 million in Canadian dollars, $15.2 million in Australian dollars, and $3.4 million in other currencies.

Snap-on’s forward exchange contracts are not designated as hedges under SFAS No. 133. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings.

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense. For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to interest expense. For cash flow hedges, the effective portion of the change in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss),” while any ineffective portion is recorded as an adjustment to interest expense. The $50 million notional amount of interest rate swaps outstanding at October 1, 2005, were classified as fair value hedges. The $75 million notional amount of interest rates swaps outstanding as of January 1, 2005, included $50 million that were classified as fair value hedges and $25 million that were classified as cash flow hedges. The $25 million decrease in interest rate swaps from January 1, 2005, was due to interest rate swaps maturing during the second quarter of 2005.

Changes in the fair value of derivative financial instruments qualifying for hedge accounting are reflected as derivative assets or liabilities with the corresponding gains or losses reflected in earnings in the period of change. An offsetting gain or loss is also reflected in earnings based upon the changes of the fair value of the debt instrument being hedged. For all fair value hedges qualifying for hedge accounting, the net accumulated derivative loss at October 1, 2005, was $1.6 million. At October 1, 2005, the maximum maturity date of any fair value hedge was six years. During the three and nine month periods ended October 1, 2005, cash flow hedge and fair value hedge ineffectiveness was not material.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Pension Plans

Snap-on’s net pension expense included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Service cost	$5.5	$4.8	$16.3	$14.4
Interest cost	11.3	10.5	33.8	31.5
Expected return on assets	(14.2)	(12.5)	(42.6)	(37.6)
Amortization of:
Actuarial loss	2.6	1.6	7.8	4.8
Prior service cost	0.4	0.4	1.2	1.2
Net transition asset	(0.1)	(0.1)	(0.3)	(0.3)

Net pension expense	$5.5	$4.7	$16.2	$14.0

Snap-on has not made, and is not required to make, a contribution to its domestic pension plans in 2005. Depending on market and other conditions, Snap-on may elect to make a discretionary cash contribution to its domestic pension plans in the fourth quarter of 2005.

11. Retiree Health Care

Snap-on’s net postretirement health care benefits expense included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Service cost	$0.2	$0.2	$0.5	$0.6
Interest cost	1.2	1.2	3.6	3.6
Amortization of unrecognized net gain	--	(0.2)	--	(0.7)

Net postretirement expense	$1.4	$1.2	$4.1	$3.5

12. Stock Options and Purchase Plans

Snap-on has various stock award and purchase plans for directors, officers and key employees.

Stock options outstanding under the 2001 Incentive Stock and Awards Plan (“2001 Plan”) and the predecessor plan have expiration dates ranging from 2006 to 2015 and vesting periods ranging from immediate to three years. The plans provide that options be granted at exercise prices equal to market value on the date the option is granted. Stock option activity under the 2001 Plan and predecessor plans was as follows:

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended October 1, 2005		Nine Months Ended October 2, 2004
	Options	Exercise Price*	Options	Exercise Price*
Outstanding at beginning of period	5,781,622	$31.00	5,900,349	$30.78
Granted	2,000	35.40	523,250	33.59
Exercised	(258,105)	28.60	(610,563)	27.77
Canceled	(22,536)	36.31	(310,055)	35.91

Outstanding at end of period	5,502,981	31.10	5,502,981	31.10

Exercisable at end of period	4,589,561	30.75	4,589,561	30.75

*Weighted-average

The following table summarizes information about stock options outstanding as of October 1, 2005:

	October 1, 2005
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (Years)*	Exercise Price*
$25 to $31	2,366,546	5.53	$27.26
$31 to $38	2,789,796	6.45	33.24
$38 to $46	346,639	2.33	40.00

Totals	5,502,981	5.79	31.10

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

	Three Months Ended		Nine Months Ended
(Amounts in millions, except per share data)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net earnings, as reported	$21.0	$22.8	$65.5	$57.7
Stock-based employee compensation
included in reported net income,
net of related tax effects	(0.5)	(2.5)	1.3	(0.2)
Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	(0.6)	--	(3.4)	(3.5)

Pro forma net earnings	$19.9	$20.3	$63.4	$54.0

Net earnings per share - basic:
As reported	$0.36	$0.39	$1.13	$1.00
Pro forma	0.34	0.35	1.10	0.93
Net earnings per share - diluted:
As reported	$0.36	$0.39	$1.12	$0.99
Pro forma	0.34	0.35	1.09	0.92

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Weighted-average common shares
outstanding	57,893,182	57,732,681	57,808,629	57,938,107
Dilutive effect of employee stock
options	724,634	486,718	599,871	533,356

Weighted-average common shares
outstanding, assuming dilution	58,617,816	58,219,399	58,408,500	58,471,463

The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Options to purchase 607,692 shares and 2,177,411 shares of Snap-on common stock for the three-month periods ended October 1, 2005, and October 2, 2004, were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive. Options to purchase 1,132,390 shares and 1,456,807 shares of Snap-on common stock for the nine-month periods ended October 1, 2005, and October 1, 2004, were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

14. Comprehensive Income

Total comprehensive income for the three and nine month periods ended October 1, 2005, and October 2, 2004, was as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net earnings	$21.0	$22.8	$65.5	$57.7
Foreign currency translation	2.3	15.3	(84.6)	(7.4)
Change in fair value of derivative
instruments, net of tax	(0.2)	0.9	(0.7)	1.4

Total comprehensive income	$23.1	$39.0	$(19.8)	$51.7

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

15. Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its reserve requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience. The following summarizes Snap-on’s product warranty accrual activity for the three and nine month periods ended October 1, 2005, and October 2, 2004:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Warranty reserve:
Beginning of period	$16.6	$15.4	$15.7	$14.0
Additions	4.0	4.1	10.2	9.1
Usage	(3.8)	(4.2)	(9.1)	(7.8)

End of period	$16.8	$15.3	$16.8	$15.3

On July 23, 2004, Snap-on reached an agreement with the U.S. Department of Justice to resolve the government audit, previously discussed in the company’s Annual Report on Form 10-K, relating to two contracts with the U.S. General Services Administration (“GSA”). Snap-on agreed to settle the claims over the interpretation and application of the price reduction and billing provisions of these two contracts for sales from March 1996 through the July 23, 2004, settlement date for $10 million. Snap-on incurred a pretax charge of $3.6 million in the second quarter of 2004 for costs not previously accrued. Snap-on remitted the $10 million cash settlement to the U.S. Department of Justice on August 5, 2004.

On February 8, 2005, the GSA requested information from Snap-on to evaluate possible administrative action against the company. On May 24, 2005, Snap-on and the GSA discussed Snap-on’s pricing and contract compliance practices. On August 5, 2005, the GSA notified the company that it would take no administrative action against Snap-on in connection with the Federal Supply Schedule contracts referred to above. The company considers the matter closed.

Snap-on is also involved in various legal matters that are being defended and handled in the ordinary course of business, including those related to former and current franchised dealers. In certain of the pending matters, former dealers, purportedly on behalf of current and former franchised dealers, are seeking adjudication of certain claims as a class within an arbitration proceeding. As an initial step, the claimants have successfully asserted in arbitration the right to further proceedings to determine whether class certification in arbitration would be appropriate. Snap-on has motions pending in court seeking to overturn these initial determinations. Although it is not possible to predict the outcome of these other legal matters, due among other reasons to the uncertainty inherent in arbitral and other legal proceedings, management believes that the results will not have a material adverse effect on Snap-on’s consolidated financial position or results of operations.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

16. Segments

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

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial data by segment was as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
External revenue:
Snap-on Dealer Group	$244.8	$248.9	$761.2	$772.9
Commercial and Industrial Group	237.9	226.1	754.7	728.7
Diagnostics and Information Group	71.4	75.9	229.3	235.7
Financial Services	13.1	17.9	43.4	59.9

Total external revenue	$567.2	$568.8	$1,788.6	$1,797.2

Intersegment revenue:
Snap-on Dealer Group	$--	$--	$--	$--
Commercial and Industrial Group	24.5	29.1	96.3	92.2
Diagnostics and Information Group	29.0	53.3	102.7	126.4
Financial Services	--	--	--	--

Total intersegment revenue	$53.5	$82.4	$199.0	$218.6

Total revenue:
Snap-on Dealer Group	$244.8	$248.9	$761.2	$772.9
Commercial and Industrial Group	262.4	255.2	851.0	820.9
Diagnostics and Information Group	100.4	129.2	332.0	362.1
Financial Services	13.1	17.9	43.4	59.9

Total segment revenue	620.7	651.2	1,987.6	2,015.8
Intersegment eliminations	(53.5)	(82.4)	(199.0)	(218.6)

Total consolidated revenue	$567.2	$568.8	$1,788.6	$1,797.2

Operating earnings:
Snap-on Dealer Group	$20.1	$12.8	$61.6	$57.7
Commercial and Industrial Group	17.8	3.5	46.7	11.0
Diagnostics and Information Group	11.8	18.9	34.8	34.9
Financial Services	3.6	7.4	12.9	27.9

Segment operating earnings	53.3	42.6	156.0	131.5
Corporate	(10.5)	(6.1)	(31.6)	(27.2)

Operating earnings	42.8	36.5	124.4	104.3
Interest expense	(5.6)	(6.1)	(17.1)	(17.4)
Other income (expense) - net	(0.5)	(0.8)	(2.2)	(3.6)

Earnings before income taxes	$36.7	$29.6	$105.1	$83.3

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(Amounts in millions)	October 1, 2005	January 1, 2005
Assets:
Snap-on Dealer Group	$463.5	$424.5
Commercial and Industrial Group	922.0	1,042.7
Diagnostics and Information Group	215.1	243.5
Financial Services	148.4	174.6

Total from reportable segments	1,749.0	1,885.3
Corporate	465.4	471.7
Elimination of intersegment receivables	(53.8)	(66.9)

Total assets	$2,160.6	$2,290.1

17. Subsequent Event

On October 3, 2005, subsequent to the company’s fiscal third-quarter end, Snap-on repaid $100 million of current maturities of long-term debt for the company’s unsecured 6.625% notes that matured in their entirety on October 1, 2005. As October 1, 2005, was a non-business day, pursuant to the terms of the bonds, the bonds were repaid in their entirety on the next succeeding business day, which was October 3, 2005. The $100 million debt repayment was made with available cash on hand; the company did not borrow any funds under its existing credit facilities or committed bank lines of credit to fund the debt repayment.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Highlights of Snap-on’s results of operations for the third quarters of 2005 and 2004 are as follows:

	Three Months Ended
(Dollars in millions)	October 1, 2005		October 2, 2004		Increase/ (Decrease)
Net sales	$554.1	97.7%	$550.9	96.9%	$3.2	0.6%
Financial services revenue	13.1	2.3%	17.9	3.1%	(4.8)	-26.8%

Total revenue	567.2	100.0%	568.8	100.0%	(1.6)	-0.3%
Cost of goods sold	306.9	54.1%	311.5	54.8%	(4.6)	-1.5%
Operating expenses	217.5	38.4%	220.8	38.8%	(3.3)	-1.5%

Operating earnings	42.8	7.5%	36.5	6.4%	6.3	17.3%
Interest expense	5.6	0.9%	6.1	1.1%	(0.5)	-8.2%
Other (income) expense - net	0.5	0.1%	0.8	0.1%	(0.3)	-37.5%

Earnings before income taxes	36.7	6.5%	29.6	5.2%	7.1	24.0%
Income tax expense	15.7	2.8%	6.8	1.2%	8.9	130.9%

Net earnings	$21.0	3.7%	$22.8	4.0%	$(1.8)	-7.9%

Total revenue in the third quarter of 2005 decreased $1.6 million, or 0.3%, from prior-year levels, largely due to lower financial services revenue of $4.8 million partially offset by $3.2 million in higher net sales. The year-over-year decline in financial services revenue reflects the impact of lower credit originations and higher interest rates on Snap-on’s domestic financing business. The $3.2 million increase in year-over-year net sales primarily includes increased sales of hand tools for commercial and industrial applications worldwide, higher international dealer sales and sales growth in emerging markets, as well as $2.8 million of favorable currency translation. These sales increases were largely offset by declines in the North American franchised dealer operations, including lower sales of diagnostics products through the dealer system, as well as lower sales in the company’s OEM facilitation and worldwide equipment businesses.

Gross profit (defined as net sales less cost of goods sold) was $247.2 million, or 44.6% of net sales, in the third quarter of 2005, as compared to $239.4 million, or 43.5% in the third quarter of 2004. Gross profit in the third quarter of 2005 increased $7.8 million or 110 basis points (100 basis points equals 1.0 percent) as a percentage of net sales. The year-over-year increase primarily reflects benefits from higher selling prices and savings of $4.7 million from efficiency and productivity initiatives. These year-over-year improvements in gross profit were partially offset by higher production costs in certain U.S. manufacturing plants and $3.8 million of higher steel costs. Restructuring costs included in “Cost of goods sold” on the accompanying Consolidated Statements of Income, totaled $0.8 million in the third quarter of 2005, as compared to $2.6 million in the comparable prior-year period.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating expenses in the third quarter of 2005 decreased by $3.3 million, or 40 basis points as a percentage of total revenue, from the third quarter of 2004. The year-over-year improvement in operating expenses primarily includes savings of $12.4 million from efficiency and cost reduction initiatives, partially offset by higher mark-to-market adjustments of $4.2 million on stock-based incentive and deferred compensation plans, increased freight costs of $1.9 million and $1.2 million of higher pension, postretirement and insurance expenses. Restructuring costs included in “Operating expenses” on the accompanying Consolidated Statements of Income, totaled $3.2 million in the third quarter of 2005, as compared to $1.3 million in the comparable prior-year period.

Interest expense of $5.6 million in the third quarter of 2005 was slightly lower than the $6.1 million incurred in the prior year primarily due to benefits from lower average debt levels, partially offset by the impact of higher year-over-year interest rates.

Other income (expense) – net was an expense of $0.5 million in the third quarter of 2005, as compared to an expense of $0.8 million in the third quarter of 2004. This line item includes the impact of all non-operating items such as interest income, currency exchange rate transactions gains and losses, minority interest and other miscellaneous non-operating items. Minority interest expense was $0.7 million in the third quarter of 2005, as compared to $1.1 million in the third quarter of 2004.

Snap-on’s effective tax rate of 42.8% for the third quarter of 2005 includes a $2.8 million charge related to the planned repatriation of accumulated foreign earnings under the American Jobs Creation Action of 2004 (the “AJCA”). In accordance with the AJCA, Snap-on plans to repatriate approximately $75 million of qualifying dividends in the second half of 2005, of which $57 million was repatriated as of the end of September 2005. See Note 7 for further discussion of income taxes. Snap-on’s effective tax rate of 23.0% for the third quarter of 2004 benefited from the conclusion of prior-year tax matters.

Highlights of Snap-on’s results of operations for the first nine months of 2005 and 2004 are as follows:

	Nine Months Ended
(Dollars in millions)	October 1, 2005		October 2, 2004		Increase/ (Decrease)
Net sales	$1,745.2	97.6%	$1,737.3	96.7%	$7.9	0.5%
Financial services revenue	43.4	2.4%	59.9	3.3%	(16.5)	-27.5%

Total revenue	1,788.6	100.0%	1,797.2	100.0%	(8.6)	-0.5%
Cost of goods sold	972.5	54.4%	992.7	55.2%	(20.2)	-2.0%
Operating expenses	691.7	38.6%	700.2	39.0%	(8.5)	-1.2%

Operating earnings	124.4	7.0%	104.3	5.8%	20.1	19.3%
Interest expense	17.1	1.0%	17.4	1.0%	(0.3)	-1.7%
Other (income) expense - net	2.2	0.1%	3.6	0.2%	(1.4)	-38.9%

Earnings before income taxes	105.1	5.9%	83.3	4.6%	21.8	26.2%
Income tax expense	39.6	2.2%	25.6	1.4%	14.0	54.7%

Net earnings	$65.5	3.7%	$57.7	3.2%	$7.8	13.5%

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total revenue in the first nine months of 2005 decreased $8.6 million, or 0.5%, from prior-year levels, primarily due to lower financial services revenue of $16.5 million partially offset by $7.9 million in higher net sales. The year-over-year decline in financial services revenue reflects lower credit originations and the impact of higher interest rates on Snap-on’s domestic financing business. The $7.9 million increase in net sales includes $27.0 million of favorable currency translation partially offset by $19.1 million of lower sales. The $19.1 million decline in net sales principally reflects the impact of lower sales in the North American dealer operations along with lower sales in the OEM facilitation and worldwide equipment businesses, partially offset by higher international dealer sales and increased sales of tools for industrial and commercial applications, including growth in emerging markets.

Gross profit was $772.7 million, or 44.3% of net sales, in the first nine months of 2005, as compared to $744.6 million, or 42.9% of net sales, in the first nine months of 2004. Gross profit in the first nine months of 2005 increased $28.1 million or 140 basis points as a percentage of net sales. The year-over-year improvement reflects the impact of higher selling prices and lower costs, including benefits from efficiency and productivity initiatives of $10.9 million and $9.3 million of favorable currency translation. These year-over-year improvements in gross profit were partially offset by the impact of the lower sales, higher production costs in certain U.S. manufacturing plants, and $18.4 million of higher steel costs. Restructuring costs included in “Cost of goods sold” on the accompanying Consolidated Statements of Income, totaled $2.8 million in the first nine months of 2005, as compared to $14.9 million in the comparable prior-year period.

Operating expenses in the first nine months of 2005 decreased by $8.5 million, or 40 basis points as a percentage of total revenue, as compared to prior-year levels. Benefits from efficiency and cost reduction initiatives of $29.1 million and $5.9 million in lower year-over-year bad debt expense and dealer termination costs, as well as the absence, in 2005, of the $3.6 million U.S. General Services Administration (“GSA”) settlement charge incurred in the second quarter of 2004, were partially offset by $8.6 million of unfavorable currency translation, $3.8 million of higher pension, postretirement and insurance expenses, $3.6 million of higher freight costs, and $3.0 million of costs to terminate a supplier relationship. Restructuring costs included in “Operating expenses” on the accompanying Consolidated Statements of Income, totaled $15.8 million in the first nine months of 2005, as compared to $3.7 million in the comparable prior-year period.

Interest expense of $17.1 million in the first nine months of 2005 was slightly lower than the $17.4 million incurred in the prior year primarily due to benefits from lower average debt levels, partially offset by the impact of higher year-over-year interest rates.

Other income (expense) – net was an expense of $2.2 million in the first nine months of 2005, as compared to expense of $3.6 million in the first nine months of 2004. This line item includes the impact of all non-operating items such as interest income, currency exchange rate transactions gains and losses, minority interest and other miscellaneous non-operating items. Minority interest expense was $2.9 million in the first nine months of 2005, as compared to $2.8 million in the first nine months of 2004.

Snap-on’s effective tax rate of 37.7% for the first nine months of 2005 includes a $2.8 million charge related to the planned repatriation of accumulated foreign earnings under the AJCA. Snap-on’s effective tax rate of 30.7% for the first nine months of 2004 benefited from the conclusion of prior-year tax matters. See Note 7 for further discussion of income taxes.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments include: (i) the Snap-on Dealer Group; (ii) the Commercial and Industrial Group; (iii) the Diagnostics and Information Group; and (iv) Financial Services. The Snap-on Dealer Group consists of Snap-on’s business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle-service information, business management systems, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services consists of the business operations of Snap-on Credit LLC (“SOC”), a 50%-owned joint venture with the CIT Group, Inc. (“CIT”) and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has dealer operations.

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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Snap-on Dealer Group

	Three Months Ended
(Dollars in millions)	October 1, 2005		October 2, 2004		Increase/ (Decrease)
External revenue	$244.8	100.0%	$248.9	100.0%	$(4.1)	-1.6%
Intersegment revenue	--	--%	--	--%	--	--%

Total segment revenue	244.8	100.0%	248.9	100.0%	(4.1)	-1.6%
Cost of goods sold	135.7	55.4%	146.6	58.9%	(10.9)	-7.4%

Gross profit	109.1	44.6%	102.3	41.1%	6.8	6.6%
Operating expenses	89.0	36.4%	89.5	36.0%	(0.5)	-0.6%

Segment operating earnings	$20.1	8.2%	$12.8	5.1%	$7.3	57.0%

Total segment revenue in the third quarter of 2005 decreased $4.1 million, or 1.6%, from prior-year levels. The year-over-year revenue decrease reflects $5.4 million of lower sales, primarily due to a lower average number of U.S. dealer vans in operation during the quarter. Sales in the third quarter were also adversely impacted — in both years — by widespread hurricane-related activity in the southeastern United States, partially offset by higher dealer sales in international markets and by $1.3 million of favorable currency translation.

Segment gross profit for the third quarter of 2005 increased $6.8 million, or 350 basis points as a percentage of total segment revenue, from the same period last year. The year-over-year increase primarily reflects benefits from higher selling prices and an improved mix of higher-margin products, partially offset by the impact of the lower sales volume, higher production costs in certain U.S. manufacturing plants, and $1.2 million of higher steel costs. Operating expenses for the Snap-on Dealer Group decreased $0.5 million year over year, but increased 40 basis points as a percentage of total segment revenue. Benefits from cost reduction initiatives were largely offset by $1.7 million in higher year-over-year restructuring costs, $1.0 million of higher freight costs, and $0.6 million of higher bad debt expense and dealer termination costs. As a result of these factors, segment operating earnings in the third quarter of 2005 increased $7.3 million, or 310 basis points as a percentage of total segment revenue, from the third quarter of 2004.

During past periods, sales to U.S. dealers have been impacted by plant consolidations and other manufacturing challenges that resulted in low order fill rates and higher levels of backorders. Snap-on believes that substantial progress is being made in improving order fill rates and in reducing the level of outstanding backorders, although at a continued higher level of cost. Actions to enhance manufacturing operations, including installation of new production equipment and machine tooling, improving manufacturing processes, and increased equipment maintenance are providing production benefits and a higher level of “complete and on-time” product deliveries.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Nine Months Ended
(Dollars in millions)	October 1, 2005		October 2, 2004		Increase/ (Decrease)
External revenue	$761.2	100.0%	$772.9	100.0%	$(11.7)	-1.5%
Intersegment revenue	--	--%	--	--%	--	--%

Total segment revenue	761.2	100.0%	772.9	100.0%	(11.7)	-1.5%
Cost of goods sold	418.5	55.0%	438.6	56.7%	(20.1)	-4.6%

Gross profit	342.7	45.0%	334.3	43.3%	8.4	2.5%
Operating expenses	281.1	36.9%	276.6	35.8%	4.5	1.6%

Segment operating earnings	$61.6	8.1%	$57.7	7.5%	$3.9	6.8%

Total segment revenue in the first nine months of 2005 decreased $11.7 million, or 1.5%, from prior-year levels. The year-over-year decrease reflects $18.7 million of lower sales, primarily due to a lower average number of U.S. dealer vans in operation for the first nine months of 2005, partially offset by higher sales in international markets and $7.0 million of favorable currency translation. The number of U.S. vans in operation at the end of the third quarter of 2005 was down 6.1% from the comparable prior-year level.

Segment gross profit for the first nine months of 2005 increased $8.4 million, or 170 basis points as a percentage of total segment revenue, from the same period last year. The year-over-year increase reflects benefits from higher selling prices and an improved mix of higher-margin products, as well as $8.5 million in lower year-over-year restructuring costs and $3.3 million of favorable currency translation. These improvements in gross profit were partially offset by the impact of the lower sales volume, higher production costs from continued U.S. manufacturing inefficiencies and $8.4 million of higher steel costs. Operating expenses for the Snap-on Dealer Group increased $4.5 million year over year, or 110 basis points as a percentage of total segment revenue. The increase in operating expenses primarily includes $5.2 million in higher restructuring costs related to 2005 severance actions, $3.0 million of costs incurred in the first quarter of 2005 to terminate a supplier relationship, $2.6 million of higher freight costs and $2.6 million of unfavorable currency translation. These increases in operating expenses were partially offset by lower bad debt expense and dealer termination costs of $2.6 million. As a result of these factors, segment operating earnings in the first nine months of 2005 increased $3.9 million, or 60 basis points as a percentage of total segment revenue, from the first nine months of 2004.

Commercial and Industrial Group

	Three Months Ended
(Dollars in millions)	October 1, 2005		October 2, 2004		Increase/ (Decrease)
External revenue	$237.9	90.7%	$226.1	88.6%	$11.8	5.2%
Intersegment revenue	24.5	9.3%	29.1	11.4%	(4.6)	-15.8%

Total segment revenue	262.4	100.0%	255.2	100.0%	7.2	2.8%
Cost of goods sold	167.8	63.9%	171.0	67.0%	(3.2)	-1.9%

Gross profit	94.6	36.1%	84.2	33.0%	10.4	12.4%
Operating expenses	76.8	29.3%	80.7	31.6%	(3.9)	-4.8%

Segment operating earnings	$17.8	6.8%	$3.5	1.4%	$14.3	NM

NM = Not Meaningful

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total segment revenue in the third quarter of 2005 increased $7.2 million, or 2.8%, over prior-year levels due to $5.5 million of higher sales and $1.7 million of favorable currency translation. Increased sales of hand tools for commercial and industrial applications worldwide and sales growth in emerging markets more than offset a decline in worldwide equipment sales and service.

Segment gross profit for the third quarter of 2005 increased $10.4 million, or 310 basis points as a percentage of total revenue, from prior-year levels. Benefits from increased sales and higher pricing, as well as lower costs, including benefits from efficiency and productivity initiatives of $2.5 million, and lower year-over-year restructuring costs of $1.1 million, were partially offset by $2.6 million of higher steel costs. Operating expenses for the Commercial and Industrial Group decreased $3.9 million, or 230 basis points as a percentage of total segment revenue. The improvement in operating expenses primarily reflects benefits from efficiency and cost reduction initiatives of $5.9 million, partially offset by continued investment spending to support the strategy of establishing a sales presence in Asia and other emerging markets, and $1.3 million of higher freight costs. As a result, segment operating earnings in the third quarter of 2005 increased $14.3 million, or 540 basis points as a percentage of total segment revenue, from the third quarter of 2004.

	Nine Months Ended
(Dollars in millions)	October 1, 2005		October 2, 2004		Increase/ (Decrease)
External revenue	$754.7	88.7%	$728.7	88.8%	$26.0	3.6%
Intersegment revenue	96.3	11.3%	92.2	11.2%	4.1	4.4%

Total segment revenue	851.0	100.0%	820.9	100.0%	30.1	3.7%
Cost of goods sold	556.6	65.4%	546.9	66.6%	9.7	1.8%

Gross profit	294.4	34.6%	274.0	33.4%	20.4	7.4%
Operating expenses	247.7	29.1%	263.0	32.1%	(15.3)	-5.8%

Segment operating earnings	$46.7	5.5%	$11.0	1.3%	$35.7	NM

NM = Not Meaningful

Total segment revenue for the first nine months of 2005 increased $30.1 million, or 3.7%, over prior-year levels. The year-over-year increase includes $18.6 million of favorable currency translation and $11.5 million from higher sales of tools for industrial and commercial applications, including significant growth in emerging markets. Sales of power and torque tools were also up year over year. Worldwide equipment sales in the first nine months of 2005 declined from prior-year levels, partially reflecting the impact of the divestiture of a small vehicle lift business in Europe in the second quarter of 2004 and the absence, in 2005, of certain dealership program equipment sales made in 2004.

Segment gross profit for the first nine months of 2005 increased $20.4 million, or 120 basis points as a percentage of total segment revenue. Benefits from higher sales and pricing, as well as lower costs, including benefits from efficiency and productivity initiatives of $8.9 million, lower year-over-year restructuring costs of $3.0 million and $5.4 million of favorable currency translation were partially offset by $10.0 million of higher steel costs. Operating expenses for the Commercial and Industrial Group decreased $15.3 million, or 300 basis points as a percentage of total segment revenue. The improvement in year-over-year operating expenses includes benefits from efficiency and cost reduction initiatives of $17.0 million, $3.4 million of lower bad debt expense, and the absence of the $3.6 million GSA settlement charge incurred last year. These reductions in year-over-year operating expenses were partially offset by $5.2 million of unfavorable currency translation, $1.0 million of higher restructuring costs and $2.5 million of increased freight costs. As a result, segment operating earnings in the first nine months of 2005 increased $35.7 million as compared to the first nine months of 2004.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Diagnostics and Information Group

	Three Months Ended
(Dollars in millions)	October 1, 2005		October 2, 2004		Increase/ (Decrease)
External revenue	$71.4	71.1%	$75.9	58.7%	$(4.5)	-5.9%
Intersegment revenue	29.0	28.9%	53.3	41.3%	(24.3)	-45.6%

Total segment revenue	100.4	100.0%	129.2	100.0%	(28.8)	-22.3%
Cost of goods sold	56.9	56.7%	76.3	59.1%	(19.4)	-25.4%

Gross profit	43.5	43.3%	52.9	40.9%	(9.4)	-17.8%
Operating expenses	31.7	31.5%	34.0	26.3%	(2.3)	-6.8%

Segment operating earnings	$11.8	11.8%	$18.9	14.6%	$(7.1)	-37.6%

Total segment revenue in the third quarter of 2005 decreased $28.8 million, or 22.3%, from prior-year levels. The decline in total revenue, and the related decrease in operating earnings, largely reflects the comparison against the third-quarter 2004 successful global launch of new Snap-on® brand diagnostics products and the impact of lower sales in the OEM facilitation business.

Segment gross profit for the third quarter of 2005 decreased $9.4 million, but increased by 240 basis points as a percentage of total segment revenue, primarily due to the lower sales, partially offset by $0.5 million of lower year-over-year restructuring costs and benefits of $1.6 million from continuous improvement actions. Operating expenses for the Diagnostics and Information Group decreased $2.3 million year over year, primarily due to benefits from continuous improvement actions of $2.2 million. As a result of the year-over-year decline in revenue, operating expenses as a percentage of total revenue increased by 520 basis points. As a result, segment operating earnings in the third quarter of 2005 were $11.8 million, or 11.8% of total segment revenue, in the third quarter of 2005, as compared to $18.9 million, or 14.6% of total revenue, in the comparable prior-year period.

	Nine Months Ended
(Dollars in millions)	October 1, 2005		October 2, 2004		Increase/ (Decrease)
External revenue	$229.3	69.1%	$235.7	65.1%	$(6.4)	-2.7%
Intersegment revenue	102.7	30.9%	126.4	34.9%	(23.7)	-18.8%

Total segment revenue	332.0	100.0%	362.1	100.0%	(30.1)	-8.3%
Cost of goods sold	196.4	59.2%	225.8	62.4%	(29.4)	-13.0%

Gross profit	135.6	40.8%	136.3	37.6%	(0.7)	-0.5%
Operating expenses	100.8	30.3%	101.4	28.0%	(0.6)	-0.6%

Segment operating earnings	$34.8	10.5%	$34.9	9.6%	$(0.1)	-0.3%

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total segment revenue for the first nine months of 2005 decreased $30.1 million, or 8.3%, from prior-year levels. The year-over-year decline in revenues largely reflects the comparison against the third-quarter 2004 successful launch of new Snap-on brand diagnostics products, lower sales in the OEM facilitation business and the absence of state emission program updates that were not repeated in 2005. Increased sales of software and handheld diagnostics through the U.S. dealer business and $2.1 million of favorable currency translation partially offset the year-over-year sales decline.

Segment gross profit for the first nine months of 2005 decreased $0.7 million, but increased 320 basis points as a percentage of total segment revenue, from the same period last year. The impact of lower sales and $1.2 million of higher freight costs was partially offset by benefits from lower costs, including benefits from efficiency and productivity initiatives of $2.2 million, and $0.7 million of favorable currency translation. Operating expenses for the Diagnostics and Information Group decreased $0.6 million, but increased 230 basis points as a percentage of total segment revenue. Benefits from continuous improvement actions of $5.2 million were partially offset by $2.8 million of higher year-over-year restructuring costs and $1.0 million of unfavorable currency translation. As a result, segment operating earnings in the first nine months of 2005 decreased $0.1 million, but increased 90 basis points as a percentage of total segment revenue, from the first nine months of 2004.

Financial Services

	Three Months Ended
(Dollars in millions)	October 1, 2005		October 2, 2004		Increase/ (Decrease)
External revenue	$13.1	100.0%	$17.9	100.0%	$(4.8)	-26.8%
Operating expenses	9.5	72.5%	10.5	58.7%	(1.0)	-9.5%

Segment operating earnings	$3.6	27.5%	$7.4	41.3%	$(3.8)	-51.4%

Segment revenues were $13.1 million in the third quarter of 2005, down $4.8 million from prior-year levels, primarily due to a 5.0% year-over-year decline in credit originations and the impact of higher year-over-year interest rates in Snap-on’s domestic financing business. Segment operating earnings in the third quarter of 2005 were $3.6 million, down from $7.4 million in the third quarter of 2004, primarily reflecting the impact of higher interest rates and the decline in credit originations.

	Nine Months Ended
(Dollars in millions)	October 1, 2005		October 2, 2004		Increase/ (Decrease)
External revenue	$43.4	100.0%	$59.9	100.0%	$(16.5)	-27.5%
Operating expenses	30.5	70.3%	32.0	53.4%	(1.5)	-4.7%

Segment operating earnings	$12.9	29.7%	$27.9	46.6%	$(15.0)	-53.8%

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Segment revenues were $43.4 million in the first nine months of 2005, down $16.5 million from prior-year levels, primarily due to a 14.7% decline in credit originations and the impact of higher year-over-year interest rates in Snap-on’s domestic financing business. Segment operating earnings in the first nine months of 2005 were $12.9 million, down from $27.9 million in the first nine months of 2004, primarily reflecting the impact of higher interest rates and the decline in credit originations.

Corporate

Snap-on’s general corporate expenses totaled $10.5 million in the third quarter of 2005, up from $6.1 million in the third quarter of 2004. Year-over-year savings from cost reduction actions were more than offset by higher mark-to-market adjustments of $4.2 million on stock-based incentive and deferred compensation plans, and higher pension and postretirement costs of $1.5 million. Snap-on’s general corporate expenses totaled $31.6 million for the first nine months of 2005 compared with $27.2 million in the first nine months of 2004. Savings realized from cost reduction initiatives were more than offset by higher pension and postretirement costs of $5.2 million, higher mark-to-market adjustments on stock-based incentive and deferred compensation plans of $2.4 million and higher restructuring costs of $2.0 million.

Exit and Disposal Activities: For a discussion of Snap-on’s exit and disposal activities, refer to Note 6 of the Consolidated Financial Statements.

FINANCIAL CONDITION

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations, coupled with its sources of borrowings, are sufficient to fund its anticipated requirements for working capital, scheduled debt repayments, capital expenditures and restructuring activities, acquisitions, common stock repurchases and dividend payments. While Snap-on has not made, and is not required to make, a contribution to its domestic pension plans in 2005, depending on market and other conditions, Snap-on may elect to make a discretionary cash contribution to its domestic pension plans in the fourth quarter of 2005. Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost. As of the date of the filing of this Form 10-Q, Snap-on’s long-term debt and commercial paper was rated A2 and P-1 by Moody’s Investors Service and A and A-1 by Standard &Poor’s. Snap-on believes that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.

The following discussion focuses on information included in the accompanying Consolidated Balance Sheets.

Snap-on has been focused on improving asset utilization by making more effective use of its investment in certain working capital items. As of October 1, 2005, working capital (defined as current assets less current liabilities) of $549.1 million was up $30.7 million from $518.4 million as of January 1, 2005. The company assesses management’s operating performance and effectiveness relative to those components of working capital, particularly accounts receivable and inventories, which are more directly impacted by operational decisions. The following represents the company’s working capital position as of October 1, 2005, and January 1, 2005.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(Amounts in millions)	October 1, 2005	January 1, 2005
Cash	$178.3	$150.0
Accounts receivable - net of allowances	511.0	542.0
Inventories	327.6	341.9
Other current assets	146.0	158.7

Total current assets	$1,162.9	$1,192.6
Accounts payable	$(137.1)	$(194.9)
Notes payable and current maturities of long-term debt	(108.5)	(127.8)
Other current liabilities	(368.2)	(351.5)

Total current liabilities	$(613.8)	$(674.2)

Total working capital	$549.1	$518.4

Accounts receivable at the end of the third quarter of 2005 was $511.0 million, down $31.0 million from year-end 2004 levels, largely reflecting a $21.0 million decrease from currency translation and an improvement in days sales outstanding from 81 days at year-end 2004 to 77 days at October 1, 2005.

Inventories totaled $327.6 million at the end of the 2005-third quarter, down $39.0 million from the end of the second quarter of 2005 and down $14.3 million from year-end 2004. The decrease in inventories from year-end 2004 primarily reflects a decrease of $16.8 million from currency translation, partially offset by the impact of a higher level of consigned inventories, principally as a result of an increase in the number of trial franchises in the U.S. dealer business, and higher material costs. Inventories accounted for using the first-in, first-out (FIFO) method as of October 1, 2005, and January 1, 2005, approximated 62.7% and 65.0% of total inventories. All other inventories are accounted for using the last-in, first-out (LIFO) cost method. The company’s LIFO reserve increased from $76.3 million at January 1, 2005, to $80.2 million at October 1, 2005. Inventory turns (defined as the current quarter’s cost of goods sold annualized, divided by the average of the last four quarter-end’s inventory balances) at October 1, 2005, were 3.5 turns, as compared to 3.9 turns at year-end 2004.

Accounts payable at the end of the third quarter of 2005 was $137.1 million, down $57.8 million from year-end 2004 levels due to the timing of payments and a $7.8 million decrease from currency translation.

Notes payable and long-term debt of Snap-on at October 1, 2005, and January 1, 2005, totaled $310.7 million and $331.0 million, including $200 million of unsecured 6.25% long-term notes that mature in their entirety on August 15, 2011. On October 3, 2005, subsequent to the company’s fiscal third-quarter end, Snap-on repaid its $100 million unsecured 6.625% notes. The $100 million debt repayment was made with available cash on hand; the company did not borrow any funds under its existing credit facilities or committed bank lines of credit to fund the debt repayment. Notes payable to banks under bank lines of credit and amounts payable to CIT pursuant to a working capital agreement with SOC totaled $8.4 million and $2.5 million at October 1, 2005, and January 1, 2005. See Note 5 for further discussion of CIT and SOC.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

At January 1, 2005, Snap-on had commercial paper outstanding of $25 million. During the second quarter of 2005, Snap-on repaid $25 million of borrowings outstanding under its commercial paper program; no commercial paper was outstanding at October 1, 2005. On July 27, 2004, Snap-on entered into a five-year, $400 million multi-currency revolving credit facility that will terminate on July 27, 2009. The $400 million revolving credit facility’s financial covenant requires that Snap-on maintain a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00. As of the date of this document, Snap-on believes that it is in compliance with all covenants of this revolving credit facility.

At October 1, 2005, Snap-on also had $20 million of unused committed bank lines of credit, of which $10 million expires on July 31, 2006, and $10 million expires on August 31, 2006. At October 1, 2005, Snap-on had approximately $420 million of unused available debt capacity under the terms of its revolving credit facility and committed bank lines of credit.

The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flows.

Cash flow provided from operating activities was $116.7 million in the first nine months of 2005, as compared to $134.2 million in the prior-year period. Higher year-over-year net earnings in 2005 were more than offset by the impact of lower depreciation and amortization, largely due to the prior-year impact of accelerated depreciation related to two U.S. hand-tool facility closures in 2004, and the impact of combined net changes in operating assets and liabilities.

Capital expenditures totaled $27.8 million in the first nine months of 2005, as compared with $25.9 million in the comparable prior-year period. Capital expenditures in 2005 included new product-related, quality, efficiency and cost reduction capital investments, including the installation of new production equipment and machine tooling to enhance manufacturing and distribution operations, as well as ongoing replacements of manufacturing and distribution facilities and equipment. Snap-on anticipates fiscal 2005 capital expenditures will be in a range of $37 million to $40 million, as compared to $38.7 million in fiscal 2004. Full-year depreciation and amortization is anticipated to be approximately $50 million in fiscal 2005, as compared to $61.0 million in fiscal 2004.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. During the first nine months of 2005, Snap-on repurchased 512,100 shares of common stock for $17.6 million under its previously announced share repurchase programs. As of October 1, 2005, Snap-on has remaining availability to repurchase up to an additional $134.7 million in common stock pursuant to the Board of Directors’ authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. On August 26, 2005, the Board of Directors declared a dividend of $0.25 per share, payable December 9, 2005, to shareholders of record on November 18, 2005. In the first nine months of 2005, Snap-on’s Board of Directors declared dividends of $1.00 per share. Cash dividends paid totaled $43.3 million in the first nine months of 2005, as compared to $43.4 million in the first nine months of 2004.

OTHER MATTERS

Government Contract Matters

On July 23, 2004, Snap-on reached an agreement with the U.S. Department of Justice to resolve the government audit, previously discussed in the company’s Annual Report on Form 10-K, relating to two contracts with the GSA. Snap-on agreed to settle the claims over the interpretation and application of the price reduction and billing provisions of these two contracts for sales from March 1996 through the July 23, 2004, settlement date for $10 million. Snap-on incurred a pretax charge of $3.6 million in the third quarter of 2004 for costs not previously accrued. Snap-on remitted the $10 million cash settlement to the U.S. Department of Justice on August 5, 2004.

On February 8, 2005, the GSA requested information from Snap-on to evaluate possible administrative action against the company. On May 24, 2005, Snap-on and the GSA discussed Snap-on’s pricing and contract compliance practices. On August 5, 2005, the GSA notified the company that it would take no administrative action against Snap-on in connection with the Federal Supply Schedule contracts referred to above. The company considers the matter closed.

Snap-on is also involved in various legal matters that are being defended and handled in the ordinary course of business, including those related to former and current franchised dealers. In certain of the pending matters, former dealers, purportedly on behalf of current and former franchised dealers, are seeking adjudication of certain claims as a class within an arbitration proceeding. As an initial step, the claimants have successfully asserted in arbitration the right to further proceedings to determine whether class certification in arbitration would be appropriate. Snap-on has motions pending in court seeking to overturn these initial determinations. Although it is not possible to predict the outcome of these other legal matters, due among other reasons to the uncertainty inherent in arbitral and other legal proceedings, management believes that the results will not have a material adverse effect on Snap-on’s consolidated financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

Snap-on’s disclosures of its critical accounting policies, which are contained in its 2004 Annual Report on Form 10-K for the year ended January 1, 2005, have not materially changed since that report was filed.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OUTLOOK

Significant improvements have been made in the Commercial and Industrial Group. Snap-on believes the continuous improvement actions and initiatives that underlie those trends are encouraging and, as a result, the company anticipates further segment earnings increases in the fourth quarter.

The Diagnostics and Information Group has made considerable improvement during the past few years in increasing the profitability of its business through the introduction of innovative productivity-enhancing tools. Technicians' need to interface with automobiles’ ever-increasing complexity of advanced, on-board electronics technology - a worldwide trend - provides potential for continued long-term growth in the vehicle-repair marketplace. Snap-on continues to believe that the Diagnostics and Information Group has a strong and exciting future; however, the fourth quarter is expected to present a difficult comparison because of the strong new product introductions in the second half of last year.

Snap-on believes the market for technician purchases through mobile van distribution is growing, and the company continues to experience strong demand for the Snap-on franchise opportunity. Having tightened recruitment criteria for standard franchisees in 2004, the company is actively pursuing those potential franchisees having greater business attributes and skill sets. Key priorities within the Snap-on Dealer Group include taking better care of customers and reducing complexity and cost. The company believes it is focused on the important initiatives that will continue to further enhance the franchise proposition. Looking to the future, Snap-on believes it is making the proper decisions that will strengthen and grow its U.S. dealer business over time, and enable the achievement of sustained long-term shareholder value. Similar to the third quarter, the company anticipates that the fourth quarter will continue to experience some reduction in its total U.S. dealer van count. Additionally, Snap-on expects to continue to invest in making improvements in its manufacturing flexibility and service levels, which will require a higher level of spending compared to a year ago. As a result, the company anticipates that fourth-quarter operating results for the Dealer segment will be less than a year ago. The company also expects that financial services operating earnings in the fourth quarter of 2005 will experience, as it has year to date, a decline compared to the fourth quarter of 2004, mostly resulting from continued higher market interest rates.

As a result of the assumptions discussed above, Snap-on does not expect consolidated fourth-quarter 2005 earnings per share to achieve the reported level earned a year ago.

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

These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally, the timing and progress with which Snap-on can attain savings from cost reduction actions and implement and complete planned reductions in workforce, its ability to manage inventory levels and meet customer demand, implement and complete planned reductions in workforce, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher cost and lost revenues. These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, refine its brand and franchise strategies, retain and attract dealers, capture new business, introduce successful new products, as well as its ability to withstand disruption arising from planned facility closures, or other labor interruptions, and external negative factors including natural disasters (such as hurricanes), terrorist disruptions on business, potential changes in trade, monetary and fiscal policies, regulatory reporting requirements, laws and regulations, or other activities of governments or their agencies, including military actions and the aftermath that may occur; the absence of significant changes in the current competitive environment, inflation and other monetary fluctuations, interest rates, legal proceedings, energy and raw material supply and pricing (including gasoline), the amount, rate and growth of Snap-on’s general and administrative expenses (e.g. health care and/or pension costs) or the material worsening of economic situations around the world, particularly in North America and/or Europe, and its ability to increase prices due to higher raw material costs. Snap-on disclaims any responsibility to update any forward-looking statement.

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

FOREIGN CURRENCY RISK MANAGEMENT: Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations and restrictions on movement of funds. Foreign exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments in an attempt to protect the residual net exposures. Snap-on’s financial position and results of operations have not been materially affected by such events to date. For additional information, see Note 9 to the Consolidated Financial Statements.

INTEREST RATE RISK MANAGEMENT: Snap-on’s interest rate risk management policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities. For additional information, see Note 9 to the Consolidated Financial Statements.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at October 1, 2005, was $0.5 million on interest rate-sensitive financial instruments and $0.2 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

CREDIT RISK: Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC loan originations with recourse provisions against Snap-on (primarily for dealer van loans). At October 1, 2005, $18.3 million of loans originated by SOC have a recourse provision to Snap-on if the loans become more than 90 days past due. For additional information on SOC, see Note 5.

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

Under the supervision and with the participation of management, including Snap-on’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of this system of disclosure controls and procedures as of October 1, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended October 1, 2005, that have materially affected, or are reasonably likely to materially affect, Snap-on’s internal control over disclosure controls and procedures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Snap-on is also involved in various legal matters that are being defended and handled in the ordinary course of business, including those related to former and current franchised dealers. In certain of the pending matters, former dealers, purportedly on behalf of current and former franchised dealers, are seeking adjudication of certain claims as a class within an arbitration proceeding. As an initial step, the claimants have successfully asserted in arbitration the right to further proceedings to determine whether class certification in arbitration would be appropriate. Snap-on has motions pending in court seeking to overturn these initial determinations. Although it is not possible to predict the outcome of these other legal matters, due among other reasons to the uncertainty inherent in arbitral and other legal proceedings, management believes that the results will not have a material adverse effect on Snap-on’s consolidated financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the third quarter of fiscal 2005, all of which were purchased pursuant to Board of Directors’ authorizations. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans(1)
July 3, 2005 to
July 30, 2005	--	N/A	--	$134.2 million
July 31, 2005 to
August 27, 2005	137,100	$35.89	137,100	$131.6 million
August 28, 2005 to
October 1, 2005	--	N/A	--	$134.7 million

Total/Average	137,100	$35.89	137,100	N/A

(1)	Subject to further adjustment pursuant to the 1996 Authorization described below, as of the end of the third quarter of 2005, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board of Directors’ authorizations discussed below is $134.7 million.

•	In its Annual Report on Form 10-K for the fiscal year ended December 28, 1996, the company disclosed that the company’s Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the company’s Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $36.68, $35.40, and $36.12, per share per share of common stock as of the end of the fiscal 2005 months ended June 30, August 27, and October 1, respectively.

•	By press release dated June 29, 1998, the company announced that the company’s Board authorized the repurchase of an aggregate of $100 million of the company’s common stock (the “1998 Authorization”). The 1998 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

•	By press release dated February 3, 1999, the company announced that the company’s Board authorized the repurchase of an aggregate of $50 million of the company’s common stock (the “1999 Authorization”). The 1999 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

Item 5. Other Information

During the third quarter of 2005, Snap-on recorded costs associated with exit and disposal activities of $4.0 million. Of the $4.0 million of costs incurred for exit and disposal activities during the third quarter of 2005, $3.0 million qualified for accrual treatment. Costs associated with exit and disposal activities incurred in the first nine months of 2005 primarily related to headcount reductions at multiple North American facilities; consolidation of several U.S. dealer branch locations; headcount reductions at German and U.K. diagnostics facilities; the closure of a German hand-tool plant that was consolidated into the company’s Spanish operations; consolidation of European administration and sales support functions; the elimination of plants in Spain and Sweden through further consolidation; and management realignment actions at various other Snap-on facilities.

Accrual usage of $3.5 million during the third quarter of 2005 primarily reflects severance and related payments for the separation of employees. Since year-end 2004, Snap-on has reduced headcount by approximately 530 employees as part of its 2005 restructuring actions.

Snap-on also expects that it will incur approximately $3 million to $5 million of additional exit and disposal charges during the fourth quarter of fiscal 2005.

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

SNAP-ON INCORPORATED
Date: October 26, 2005	/s/ Martin M. Ellen
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