Form 10-K
period 2005-12-31
SNAP ON INC
filed 2006-02-21
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005, or

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7724

(Exact name of registrant as specified in its charter)
Delaware	39-0622040
(State of incorporation)	(I.R.S. Employer Identification No.)
2801 80th Street, Kenosha, Wisconsin	53143
(Address of principal executive offices)	(Zip code)
(262) 656-5200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange
Preferred stock purchase rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  |X|  No  |   |

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  |   |  No  |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  |X|  No  |   |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one) Large accelerated filer  |X|  Accelerated filer  |   |  Non-accelerated filer  |   |

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act. Yes  |   |  No  |X|

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 2, 2005) was: $1,977,034,416

The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of February 15, 2006, was 58,301,841 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in Snap-on’s Proxy Statement, which is expected to first be mailed to shareholders on or around March 13, 2006, prepared for the Annual Meeting of Shareholders scheduled for April 27, 2006.

TABLE OF CONTENTS

			Page
PART I
Item	1	Business	3
Item	1A	Risk Factors	11
Item	1B	Unresolved Staff Comments	16
Item	2	Properties	16
Item	3	Legal Proceedings	18
Item	4	Submission of Matters to a Vote of Security Holders	18
PART II
Item	5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
		Purchases of Equity Securities	19
Item	6	Selected Financial Data	21
Item	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item	7A	Quantitative and Qualitative Disclosures About Market Risk	44
Item	8	Financial Statements and Supplementary Data	45
Item	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	45
Item	9A	Controls and Procedures	46
Item	9B	Other Information	48
PART III
Item	10	Directors and Executive Officers of the Registrant	48
Item	11	Executive Compensation	49
Item	12	Security Ownership of Certain Beneficial Owners and Management and Related
		Stockholder Matters	49
Item	13	Certain Relationships and Related Transactions	49
Item	14	Principal Accountant Fees and Services	49
PART IV
Item	15	Exhibits and Financial Statement Schedules	50
Signatures			86
Exhibit Index			88

PART I

Safe Harbor

Statements in this document that are not historical facts, including statements (i) that include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on Incorporated (“Snap-on” or “the company”) or its management; (ii) specifically identified as forward-looking; or (iii) describing Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, as well as those factors discussed in this Annual Report on Form 10-K and in Snap-on’s Form 8-K filing dated July 27, 2005, could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain savings from cost reduction actions, including its ability to implement reductions in workforce, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher cost and lost revenues. These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby enhance their sales and profitability, introduce successful new products, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, litigation challenges and external negative factors including significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations; and the impact of legal proceedings, energy and raw material supply and pricing (including steel and gasoline), the amount, rate and growth of Snap-on’s general and administrative expenses (e.g. health care and/or pension costs), and terrorist disruptions on business. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document.

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

Item 1: Business

Snap-on was incorporated under the laws of the state of Wisconsin in 1920 and reincorporated under the laws of the state of Delaware in 1930. Snap-on is a leading global innovator, manufacturer and marketer of high-quality tool, diagnostic, service and equipment solutions for professional tool and equipment users under various brands and trade names. Product lines include a broad range of hand and power tools, tool storage, saws and cutting tools, pruning tools, vehicle service diagnostics equipment, vehicle service equipment, including wheel service, safety testing and collision repair equipment, vehicle service information, business management systems, equipment repair services, and other tool and equipment solutions. Snap-on also derives income from various financing programs to facilitate the sales of its products. Snap-on’s customers include automotive technicians, vehicle service centers, manufacturers, industrial tool and equipment users, and those involved in commercial applications such as construction, electrical and agriculture.

Snap-on markets its products and brands through multiple distribution sales channels in more than 125 countries. Snap-on’s largest geographic markets include the United States, Australia, Canada, China, France, Germany, Italy, Japan, the Netherlands, Spain, Sweden and the United Kingdom. The originator of the mobile dealer van tool distribution channel in the automotive repair segment, Snap-on also reaches its customers through company direct, distributor and Internet channels.

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments include: (i) the Snap-on Dealer Group; (ii) the Commercial and Industrial Group; (iii) the Diagnostics and Information Group; and (iv) Financial Services. The Snap-on Dealer Group consists of Snap-on’s business operations serving the worldwide franchised dealer van channel (“franchisees” and/or “dealers”). The Commercial and Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services consists of the business operations of Snap-on Credit LLC (“SOC”), a consolidated, 50%-owned joint venture between Snap-on and The CIT Group, Inc. (“CIT”), and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has dealer operations. See Note 17 to the Consolidated Financial Statements for further discussion of segments.

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

Snap-on realigned its business segments during the first quarter of fiscal 2005. The primary changes included the transfer of Snap-on’s technical representative (“tech rep”) support organization from the Snap-on Dealer Group to the Diagnostics and Information Group and the segregation of Snap-on’s general corporate expenses from the operating earnings of the business segments. Prior to fiscal 2005, shared services and general corporate expenses and corporate assets were allocated to the business segments based on segment revenues. Beginning in fiscal 2005, the business segments are charged only for those shared services utilized by the business segment based on an estimate of the value of services provided; general corporate expenses and corporate assets are not allocated to the business segments. Corporate assets consist principally of those assets that are centrally managed including cash and cash equivalents, short-term investments, pension assets and income taxes, as well as corporate real estate and related assets. Prior-year financial data by segment has been restated to reflect these reportable business segment realignments.

Information Available on the Company’s Website

Additional information regarding Snap-on and its products is available on the company’s website at www.snapon.com. Snap-on is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Snap-on’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements on Form 14a, Current Reports on Form 8-K, and any amendments to those reports, are made available to the public at no charge, other than an investor’s own internet access charges, through the Investor Information section of the company’s website at www.snapon.com/investor. Snap-on makes such material available on its website as soon as reasonably practical after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). Copies of any materials the company files with the SEC can also be obtained free of charge through the SEC’s website at www.sec.gov, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Public Reference Room at 1-800-732-0330. In addition, the company’s (i) charters for the Audit, Corporate Governance and Nominating, and Organization and Executive Compensation committees of the Board of Directors, (ii) Corporate Governance Guidelines, and (iii) Code of Business Conduct and Ethics are available on Snap-on’s website. These documents are also available in print upon written request directed to the Corporate Secretary, 2801 80th Street, Kenosha, Wisconsin 53143.

Products and Services

Snap-on offers a broad line of products and complementary services that are grouped into two product categories, tools and equipment, described below. Further product line information is not presented as it is not practicable to do so. The following table shows the consolidated net sales of these product categories for the last three years:

	Net Sales
(Amounts in millions)	2005	2004	2003
Product Category:
Tools	$1,412.9	$1,358.9	$1,368.9
Equipment	895.7	970.2	864.3

	$2,308.6	$2,329.1	$2,233.2

The tools product category includes hand tools, power tools and tool storage products. Hand tools include wrenches, screwdrivers, sockets, pliers, ratchets, saws and cutting tools, pruning tools, torque measuring instruments and other similar products. Power tools include pneumatic (air), cordless (battery) and corded (electric) tools such as impact wrenches, ratchets, chisels, drills, sanders, polishers and similar products. Tool storage units include tool chests, roll cabinets and other similar products. The majority of products are manufactured by Snap-on, and in completing the product line, other items are purchased from external manufacturers.

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

Tools and equipment are marketed under a number of brand names and trademarks, many of which are well known in the vehicle service and industrial markets served. Some of the major trade names and trademarks and the products and services with which they are associated include the following:

Names	Products and Services
Snap-on	Hand tools, power tools, tool storage units, diagnostics and certain equipment
Acesa	Hand tools
ATI	Tools and equipment
BAHCO	Hand tools
Blackhawk	Collision repair equipment
Blue-Point	Hand tools, power tools and tool storage units
Cartec	Safety testing and other equipment
CDI	Torque measuring instruments
Equipment Solutions	Vehicle manufacturer facilitation services
EquiServ	Equipment maintenance and service

Fish and Hook (design)	Hand tools
Hofmann	Wheel balancers, lifts, tire changers and aligners
Irimo	Hand tools
John Bean	Under car and wheel service equipment
Kansas Jack	Collision repair equipment
Lindstrom	Hand tools
Mitchell1	Repair and service information and shop management systems
Nexiq	Diagnostics
Palmera	Hand tools
Pradines	Hand tools
ShopKey	Repair and service information and shop management systems
Sioux	Power tools
Sun	Diagnostics and service equipment
Wheeltronic	Hoists and lifts for vehicle service shops
White	Equipment to recover, recycle and recharge refrigerant in vehicle air-
conditioning systems and other fluid handling equipment
Williams	Hand tools

Snap-on also derives income from financing its products through SOC and through Snap-on’s wholly owned finance subsidiaries. Snap-on utilizes various financing programs to facilitate the sales of its products.

Snap-on established SOC in January 1999 with Newcourt Financial USA Inc., now CIT. SOC provides financial services to Snap-on’s U.S. dealer and customer network and to Snap-on’s industrial and other customers. Beginning in 2004, Snap-on began consolidating SOC on a prospective basis as a result of the January 4, 2004, adoption of the Financial Accounting Standards Board’s Interpretation No. 46R, “Consolidation of Variable Interest Entities (an interpretation of ARB No. 51).” See Notes 2 and 7 to the Consolidated Financial Statements for further discussion of SOC.

SOC originates loans primarily in three ways. First, extended-term contracts are offered to technicians and shop owners to enable them to purchase tools and equipment on an extended-term payment plan, generally with an average term of 33 months. Second, lease financing is offered to shop owners and managers, both independent and national chains, who purchase equipment items. The duration of lease contracts is often two to five years. Third, financing options are also available to dealers to meet a number of financing needs, including van and truck leases, working capital loans, and loans to enable new dealers to fund the purchase of the franchise. The duration of these contracts can be up to 10 years. The above contracts are generally secured by the underlying tools or equipment financed and other dealer assets.

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

Distribution Channels

Snap-on serves customers primarily through three channels of distribution: the mobile dealer van channel, including the company’s tech rep organization, company direct sales and distributors. The following discussion represents Snap-on’s general approach for each channel, and is not intended to be all-inclusive.

Dealers and Tech Reps

In the United States, the majority of sales to the vehicle service and repair sector are conducted through Snap-on’s dealers and its tech rep organization. Snap-on’s dealers primarily serve vehicle service technicians and vehicle service shop owners, generally providing weekly contact at the customer’s place of business. Dealers’ sales are concentrated in hand and power tools, tool storage units and small diagnostic and shop equipment, which can easily be transported in a van and demonstrated during a brief sales call. Dealers purchase Snap-on’s products at a discount from suggested retail prices and resell them at prices established by the dealer. Although some dealers have sales areas defined by other methods, most U.S. dealers are provided a list of places of business that serves as the basis of the dealer’s sales route.

Since 1991, new U.S. dealers, and a majority of the pre-1991 U.S. dealers, have been enrolled as franchisees of Snap-on. In 2001 Snap-on began offering a trial franchise option to potential U.S. dealers that do not meet the franchise qualification requirements.  Trial franchisees typically have less upfront investment and are provided an initial base level of consigned inventory from Snap-on to assist them in gaining experience and building equity toward the future purchase of a standard franchise.  Snap-on also provides certain franchisees the opportunity to add vans to their franchise or to add a limited number of franchises. Snap-on charges nominal initial and ongoing monthly license fees. Through SOC, financing is available to franchised dealers, which includes van and truck leases, working capital loans, and loans to enable new dealers to fund the purchase of the franchise. At 2005 year end, 3,498 U.S. dealers (approximately 95%) were enrolled as franchisees, or employed by franchisees, as compared with 3,726 U.S. dealers (approximately 95%) at year-end 2004.

Snap-on has replicated its U.S. dealer van method of distribution in certain other countries, including Australia, Canada, Germany, Japan, the Netherlands, South Africa and the United Kingdom. In many of these markets, as in the United States, purchase decisions are generally made or influenced by professional vehicle service technicians and shop owners. Snap-on markets products in certain other countries through its subsidiary, Snap-on Tools International, LLC, which sells to foreign distributors under license or contract with Snap-on. Internationally, Snap-on offers financing to its franchised dealer and customer networks through its wholly owned finance subsidiaries.

Snap-on supports its dealers with a field organization of regional offices, sales managers, service centers and distribution centers. Snap-on also provides sales and business training, and marketing and product promotion programs, as well as customer and dealer financing programs through SOC and its wholly owned international finance operations, all of which are designed to strengthen dealer sales. In the United States and Canada, the National Franchise Advisory Council and the Snap-on Tools Canadian Franchise Advisory Council, both of which are composed of dealers that are elected by dealers, assist Snap-on in identifying and implementing enhancements to the franchise program.

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

Company Direct Sales

In the United States, a significant proportion of shop equipment sales under the Sun, John Bean, Wheeltronic, White and Blackhawk brands and information products under the Mitchell1 brand are made by a direct sales force that has responsibility for national accounts. As the vehicle service and repair sector consolidates (with more business conducted by national chains, automotive dealerships and franchised service centers), the company believes these larger organizations can be serviced most effectively by sales people who can demonstrate and sell the full line of equipment and diagnostic products and services. Snap-on also sells these products and services directly to vehicle manufacturers. John Bean, White and Blackhawk brands are sold directly to end customers primarily through sales leads generated from dealers and tech reps.

Snap-on brand tools and equipment are marketed to industrial and governmental customers in the United States through both industrial sales representatives, who are employees, and independent industrial distributors. In most markets outside the United States, industrial sales are conducted through independent distributors. The sales representatives focus on industrial customers whose main purchase criteria are quality and service. At the end of 2005, Snap-on had industrial sales representatives in the United States, Australia, Canada, Japan, Mexico, Puerto Rico and some European countries, with the United States representing the majority of Snap-on’s total industrial sales.

Distributors

Sales of certain tools and equipment are made through independent vehicle service and industrial distributors who purchase the items from Snap-on and resell them to the end users. Hand tools under the Bahco, Fish and Hook (design), Belzer, Pradines and Lindstrom brands and trade names, for example, are sold through distributors in Europe, North and South America, Asia and certain other parts of the world. Wheel service and other vehicle service equipment are sold through distributors primarily under brands including Hofmann and Kansas Jack. Hand tools under the Irimo, Palmera and Acesa brands and power tools under the Sioux brand, are differentiated from those products sold through the dealer, tech rep and direct sales channels. Sun-branded equipment is marketed through distributors in South America and Asia, and through both a direct sales force and distributors in Europe.

E-commerce

Snap-on’s e-commerce development initiatives allow Snap-on to combine the capabilities of the Internet with Snap-on’s existing brand sales and distribution strengths to reach new and under-served customer segments. Snap-on offers current and prospective customers online, around-the-clock access to purchase Snap-on and Blue-Point products through its public Internet website at www.snapon.com. The site features an online catalog containing nearly 14,000 products, including Snap-on hand tools, power tools, tool storage units and diagnostic equipment available to consumers and professionals in the United States, the United Kingdom, Canada and Australia. At the end of 2005, Snap-on had more than 314,000 registered users, including approximately 30,000 industrial accounts. E-commerce and certain other system enhancement initiatives, which are currently under development, are designed to improve productivity and further leverage the one-on-one relationships and service Snap-on has with its current and prospective customers. Through business-to-business and business-to-consumer capabilities, Snap-on and its dealers are enhancing communications with customers on a real-time, 24-hour, 7-day a week basis.

Competition

Snap-on competes on the basis of its product quality and performance, product line breadth and depth, service, brand awareness and imagery, and technological innovation. While no single company competes with Snap-on across all of its product lines and distribution channels, various companies compete in one or more product categories and/or distribution channels.

Snap-on believes that it is a leading manufacturer and distributor of professional tools and equipment, offering the broadest line of these products to the vehicle service industry. The major competitors selling to professional technicians in the automotive service and repair sector through the mobile van channel include MAC Tools (The Stanley Works), Matco (Danaher Corporation), and Cornwell. Snap-on also competes with companies that sell tools and equipment to automotive technicians through non-mobile van distributors including department stores (such as Sears, Roebuck and Co.), home centers (such as Home Depot, Inc. and Lowes Companies, Inc.), auto supply outlets (such as AutoZone, Inc. and The Pep Boys), and tool supply warehouses (such as Stampede and ICN). Within the power tools category, Snap-on’s major competitors include Ingersoll-Rand, Black & Decker Corporation, Bosch, Makita Corporation, Chicago Pneumatic (Atlas Copco), and Milwaukee Electric (TechTronic Industries Co. Ltd.). In the industrial sector, major competitors include Armstrong (Danaher Corporation), Proto (The Stanley Works), Irwin (Newell Rubbermaid), Cooper Industries, and Westward (W.W. Grainger). The major competitors selling diagnostics and shop equipment to shop owners and managers in the vehicle service and repair sector include Corghi S.p.A., Fluke and Hennessy (Danaher Corporation), Robinair (SPX Corporation), OTC, Hunter Engineering, and Rotary Lift and Chief Automotive (Dover Corporation).

Research and Engineering

Research and engineering expenses totaled $50.0 million, $58.2 million and $57.0 million in 2005, 2004 and 2003.

Raw Materials and Purchased Product

Snap-on’s supply of raw materials and purchased components are generally and readily available from numerous suppliers. During 2004 and 2005, Snap-on experienced higher pricing related to certain grades and alloys of steel. While Snap-on believes that steel prices will continue to remain high for 2006, the company does not anticipate experiencing any significant pricing or availability issues with regards to 2006 steel purchases.

Patents, Trademarks and Other Intellectual Property

Snap-on vigorously pursues and relies on patent protection to protect its intellectual property and its position in its markets. As of December 31, 2005, Snap-on and its subsidiaries held over 800 active and pending patents in the United States and over 1,700 active and pending patents outside of the United States. Sales relating to any single patent did not represent a material portion of Snap-on’s revenues in 2005, 2004 or 2003.

Examples of products that have features or designs that benefit from patent protection include wheel alignment systems, wheel balancers, sealed ratchets, electronic torque instruments, ratcheting screwdrivers, emissions-sensing devices, diagnostic equipment and air conditioning equipment.

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

Snap-on is selectively and strategically licensing the Snap-on brand to carefully selected manufacturing and distribution companies, including apparel, work boots and a variety of other goods, in order to build equity and market presence for the company’s strongest brand.

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

Employees

At the end of January 2006, Snap-on employed approximately 11,400 people compared to approximately 11,600 people at the end of January 2005. The year-over-year reduction primarily reflects the impact of restructuring-related and management realignment actions at various Snap-on facilities.

Approximately 3,200 employees, or 28% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. Of these, approximately 1,240 are covered under various European national union agreements that are renewed on an annual basis. Approximately 610 employees are covered under agreements expiring in 2006, including approximately 280 covered under various European national union agreements. In recent years, Snap-on has not experienced any significant work slow-downs, stoppages or other labor disruptions.

The number of covered union employees whose contracts expire within the next five years is approximately 610 in 2006; 1,220 in 2007; 1,040 in 2008; 270 in 2009; and zero in 2010.

There can be no assurance that future contracts with Snap-on’s unions will be renegotiated upon terms acceptable to Snap-on.

Working Capital

As most of Snap-on’s business is not seasonal and its inventory needs are relatively constant, no unusual working capital needs arise during the year. Snap-on does not have a significant backlog of orders at December 31, 2005.

Snap-on’s financial condition and use of working capital are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Neither Snap-on nor any of its segments, except Financial Services, depend on any single customer, small group of customers or government for any material part of its revenues. As a result of SOC’s relationship with CIT, Snap-on’s Financial Services business segment depends on CIT for more than 10% of its revenues.

Item 1A: Risk Factors

In evaluating the company, careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect the company’s business, operating results and/or financial condition, as well as adversely affect the value of an investment in the company’s common stock. In addition to the following disclosures, please refer to the other information contained in this report, including the consolidated financial statements and the related notes.

The success of Snap-on’s mobile van tool distribution business depends on the success of its franchisees.

Approximately 42% of our 2005 net revenues were generated by the Snap-on Dealer Group, which consists of Snap-on’s business operations serving the worldwide franchised dealer van channel. Except in limited circumstances, each of our mobile tool vans is operated by a franchisee pursuant to a franchise agreement. Snap-on’s success is dependent on its relationships with franchisees, individually and collectively, as they are the primary sales and service link between the company and vehicle service and repair technicians, who are an important class of end users for Snap-on’s products and services. If our franchisees are not successful, or if we do not maintain an effective relationship with our franchisees, the delivery of products, the collection of receivables and/or our relationship with end users could be adversely affected and thereby negatively impact our financial results.

In addition, if we are unable to maintain effective relationships with franchisees, the company or the franchisees may choose to terminate the relationship, which may result in (i) open routes in which end-use customers are not provided reliable service; (ii) litigation resulting from termination; and/or (iii) reduced collections or increased write-offs of franchisee receivables owed to Snap-on. As Snap-on has nearly 5,000 franchisees worldwide and most of these franchise relationships are governed by contract, it is not uncommon for litigation to result from the termination of these relationships.

The steps taken to restructure operations, rationalize operating footprint, lower operating expenses, and achieve greater efficiencies in the supply chain could disrupt business.

In 2006, we expect to take additional steps to drive further efficiencies and reduce costs, some of which could be disruptive to our business. These steps include strategic actions to increase the sustainable success, sales and profitability for Snap-on and its operating segments. These actions, collectively across our operating groups, are focused on the following:

•	Continue on the company’s existing path to improve and transform global manufacturing and the supply chain into a market-demand-based replenishment system, with lower costs;
•	Continue to enhance service and value to Snap-on's franchisees and customers;
•	Continue to invest in initiatives focused on building a strong sales and operating presence in emerging growth markets;
•	Continue to invest in developing and marketing new, innovative, higher-value-added products and advanced technologies; and
•	Extend Snap-on’s products and services into additional markets or to new customers.

Specific initiatives in each of these areas are underway. Snap-on believes that by executing on these focus areas, along with a continued commitment to new innovative products and rapid continuous improvement to drive lower costs, the company and its franchisees will realize stronger growth and profitability. Failure to succeed in the implementation of any or all of these actions could result in our being unable to achieve our financial goals and could be disruptive to the business.

In addition, reductions to headcount and other cost cutting measures may result in the loss of technical expertise that could adversely affect our research and development efforts and ability to meet product development schedules. Efforts to reduce components of expense could result in the recording of charges for inventory and technology-related write-offs, workforce reduction costs or other charges relating to the consolidation of facilities. If we were to incur a substantial charge to further these efforts, our earnings (or loss) per share would be adversely affected in such period. If we are unable to effectively manage our cost reduction and restructuring efforts, our business, results of operations and financial condition could be harmed.

Information technology infrastructure is critical to supporting business objectives.

We depend heavily on information technology infrastructure to achieve our business objectives. If a problem occurs that impairs this infrastructure, the resulting disruption could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on business in the normal course. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to remediate.

In association with initiatives to better integrate business units, rationalize operating footprint and improve responsiveness to franchisees and customers, Snap-on is replacing and enhancing its existing global Enterprise Resource Planning (“ERP”) management information system. The integration, implementation and deployment of new information technology processes and a common information infrastructure is expected to cover a period of several years. We could experience disruptions in our business as we implement the system enhancements, including the possibility that the new system may not perform as expected, which could have an adverse effect on our business.

The recognition of impairment charges on goodwill would adversely impact future financial position and results of operations.

We are required to perform impairment tests on our goodwill balance annually or at any time when events occur, which could impact the value of our business segments. Our determination of whether impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes could require a provision for impairment in a future period that could substantially affect our reported earnings and reduce our consolidated net worth and shareholders’ equity.

Business interruptions for franchisees could adversely impact operating results.

Franchisees have historically experienced business interruptions due to adverse weather conditions or other extraordinary events, such as hurricanes in the southern United States and wild fires in California. To the extent our franchisees experience future similar events, our operating results may be adversely impacted.

Exposure to credit risks of customers and resellers may make it difficult to collect receivables and could adversely affect operating results and financial condition.

Industry and economic conditions have the potential to weaken the financial position of some of our customers. If circumstances surrounding our customers’ financial capabilities were to deteriorate, such write-downs or write-offs would negatively affect our operating results for the period in which they occur and, if large, could have a material adverse effect on our operating results and financial condition.

Failure to maintain effective distribution of products and services could adversely impact revenue, gross margin and profitability.

We use a variety of distribution methods to sell our products and services. Successfully managing the interaction of our distribution efforts to reach various potential customer segments for our products and services is a complex process. Moreover, since each distribution method has distinct risks and gross margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and gross margins and therefore our profitability.

Risks associated with the disruption of manufacturing operations could adversely affect profitability or competitive position.

We manufacture a significant portion of the products we sell. Any prolonged disruption in the operations of our existing manufacturing facilities, whether due to technical or labor difficulties, lack of raw material or component availability, destruction of or damage to any facility (including natural disasters, use and storage of hazardous materials or other events), or other reasons, could have a material adverse effect on our business, financial condition and results of operations.

The ability to provide financing alternatives to end-user customers and franchisees could adversely impact operating results.

An integral component of Snap-on’s business and profitability is its ability to provide financing alternatives to end-user customers and franchisees. Domestic financing operations are managed through a joint venture with CIT. Historically, CIT has been the exclusive purchaser of the credit and installment financing arranged by SOC. Deterioration of the relationship between the joint venture partners, or if the joint venture should be unexpectedly dissolved, could have an adverse impact on Snap-on’s results of operations and ability to provide financing to end-user customers and franchisees in the United States. In addition, adverse fluctuations in interest rates and/or the ability to provide competitive financing programs to end-user customers and franchisees could negatively affect the level of credit originations and the relationships with franchisees and end-user customers, all of which could have an adverse impact on Snap-on’s revenue and profitability. Further, because of the company’s reliance on the franchised dealer network to generate credit originations, a decline in the number of dealers and/or the amount of end-user customers being serviced by dealers could have an adverse impact on the volume of credit originations and Snap-on’s results of operations.

The global tool and equipment industry is competitive.

We face strong competition in all of our market segments. Price competition in our various industries is intense and pricing pressures from competitors and customers are increasing. In general, as a manufacturer and marketer of premium products and services, the expectations of Snap-on’s customers and its franchisees are high and increasing. Any inability to maintain customer satisfaction could diminish Snap-on’s premium image and its reputation with a resulting lessening of its ability to command premium pricing. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase market share or profitability.

The inability to continue to introduce new products that respond to customer needs and achieve market acceptance could result in lower revenues and reduced profitability.

Sales from new products represent a significant portion of our net sales and are expected to continue to represent a significant component of our future net sales. We may not be able to compete effectively unless we continue to enhance existing products or introduce new products to the marketplace in a timely manner. Product improvements and new product introductions require significant financial and other resources including significant planning, design, development, and testing at the technological, product, and manufacturing process levels. Our competitors’ new products may beat our products to market, be more effective with more features, be less expensive than our products, and/or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

Raw material and energy price fluctuations and shortages (including steel and various fuel sources) could adversely affect the ability to obtain needed manufacturing materials and could adversely affect results of operations.

The principal raw material used in the manufacture of our products is steel, which we purchase in competitive, price-sensitive markets. To meet Snap-on’s high quality standards, our steel needs range from specialized alloys, which are available only from a limited group of approved suppliers, to commodity types of alloys. These raw materials have historically exhibited price and demand cyclicality. Some of these materials have been, and in the future may be, in short supply. As some steel alloys require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative manufacturer on short notice. Additionally, unexpected price increases could result in higher prices to our customers or an erosion of the margins on our products.

We believe our ability to sell our products is also dependent on the number of vehicles on the road, the number of miles driven and the general aging of vehicles. These factors affect the frequency, type and amount of service and repair performed on vehicles by technicians, and therefore affect the demand for the number of technicians, the prosperity of the technicians and, subsequently, the demand they have for our tools, other products and services, and the value they place on those products and services. To the extent that gasoline prices increase, consumers may turn to other, non-gasoline based, methods of transportation, including more frequent use of public transportation. A decrease in the use of gasoline consuming vehicles may lead to fewer repairs and less demand for our products.

Foreign operations are subject to currency exchange and political risks that could adversely affect results of operations.

Approximately 43% of our revenues in 2005 were generated outside of the United States. Future growth rates and success of our business depends in large part on continued growth in our non-U.S. operations, including growth in emerging markets. Numerous risks and uncertainties affect our non-U.S. operations. These risks and uncertainties include political, economic and social instability, including acts of war, civil disturbance or acts of terrorism, local labor conditions, changes in government policies and regulations, including imposition or increases in withholding and other taxes on remittances and other payments by international subsidiaries, and enforcement of contract and intellectual property rights. We are also affected by changes in foreign currency exchange rates, inflation rates and interest rates. Additionally, cash generated in non-U.S. jurisdictions may be difficult to transfer to the United States in a tax-efficient manner.

Failure to adequately protect intellectual property could adversely affect business.

Intellectual property rights are an important and integral component of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Adverse determinations in a judicial or administrative proceeding could prevent us from manufacturing and selling our products or prevent us from stopping others from manufacturing and selling competing products. Failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

Compliance with new regulatory and accounting requirements could adversely impact future financial position and results of operations.

Compliance with future regulatory and accounting requirements, including changes related to the accounting for employee stock option issuances as compensation expense, will have an adverse impact on our operating results. Changes as a result of proposed legislation to reform the funding and reporting of pension plan benefits, as well as changes in market conditions that impact the assumptions used to measure pension liabilities under these plans, could adversely affect our operating results, financial position and cash flows.

As a result of compliance with the Sarbanes-Oxley Act of 2002, as well as changes to listing standards adopted by the New York Stock Exchange, and the attestation and accounting changes required by the SEC, we are required to implement additional internal controls, improve our existing internal controls, and comprehensively document and test our internal controls. In recent years we have experienced higher costs from additional outside accounting, legal and advisory services to comply with these requirements. Should Snap-on experience a significant deterioration in its internal control environment at a financially significant Snap-on facility or business, the impact of such could adversely affect our financial position and results of operations.

The inability to successfully defend claims from taxing authorities could adversely affect operating results and financial position.

We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those taxing jurisdictions. Due to the subjectivity of tax laws between those jurisdictions, as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from taxing authorities related to these differences could have an adverse impact on our operating results and financial position.

Failure to attract and retain qualified personnel could lead to a loss of revenue or profitability.

Snap-on’s success depends, in part, on the efforts and abilities of its senior management team and other key employees. Their skills, experience and industry contacts significantly benefit our operations and administration. The failure to attract and retain members of our senior management team and other key employees could have a negative effect on our operating results.

Risks associated with acquisition activities could have an adverse impact on results of operations and financial position.

Acquisitions involve risks and uncertainties that can include:

•	Difficulties integrating the acquired company, retaining the acquired business’customers, and achieving the expected benefits of the acquisition, such as revenue increases, cost savings, and increases in geographic or product presence;
•	Loss of key employees of the acquired business;
•	Implementing and maintaining consistent standards, controls, procedures, policies and information systems; and
•	Diversion of management’s attention from other business concerns.

Future acquisitions could cause us to incur additional debt, earnings dilution, contingent liabilities, increased interest expense, and amortization expenses related to intangible assets. Impairment losses on goodwill and intangible assets with an indefinite life, or restructuring charges, could also occur as a result of acquisitions.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Snap-on maintains leased and owned manufacturing, warehouse, distribution and office facilities throughout the world. Snap-on believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand. Snap-on’s facilities in the United States occupy approximately 3.8 million square feet, of which 70% is owned, including its corporate and general office facility located in Kenosha, Wisconsin. Snap-on’s facilities outside the United States also occupy approximately 3.8 million square feet, of which approximately 66% is owned. Certain Snap-on facilities are leased through operating lease agreements. See Note 16 to the Consolidated Financial Statements for further discussion of operating leases. Snap-on management continually monitors the company’s capacity needs and makes adjustments as dictated by market and other conditions.

The company phased out production at its Mt. Carmel, Illinois, and Kenosha, Wisconsin, manufacturing facilities during March 2004. The Mt. Carmel facility, the company’s former corporate office located in Pleasant Prairie, Wisconsin, and several former sales offices and branch facilities are currently for sale.

The following table provides information about each of Snap-on’s principal manufacturing locations and distribution centers (exceeding 50,000 square feet) as of December 31, 2005:

Location	Type of Property	Owned/Leased	Segment *
U.S. Locations:
Elkmont, Alabama	Manufacturing	Owned	DG and C&I
Conway, Arkansas	Manufacturing	Owned	C&I
City of Industry, California	Manufacturing	Leased	C&I
Escondido, California	Manufacturing	Leased	C&I
Poway, California	Distribution and manufacturing	Leased	D&I
San Jose, California	Manufacturing	Leased	D&I
Columbus, Georgia	Distribution	Owned	C&I
Crystal Lake, Illinois	Distribution	Owned	DG and C&I
Algona, Iowa	Manufacturing	Owned	DG and C&I
Olive Branch, Mississippi	Distribution	Owned	DG and C&I
Carson City, Nevada	Distribution	Leased and owned	DG and C&I
Murphy, North Carolina	Distribution and manufacturing	Owned	C&I
Robesonia, Pennsylvania	Distribution	Owned	DG and C&I
Elizabethton, Tennessee	Manufacturing	Owned	DG and C&I
Johnson City, Tennessee	Manufacturing	Owned	DG and C&I
Kenosha, Wisconsin	Distribution and corporate	Owned	DG, C&I, D&I
Milwaukee, Wisconsin	Manufacturing	Owned	DG and C&I
Non-U.S. Locations:
Santo Tome, Argentina	Manufacturing	Owned	C&I
Minsk, Belarus	Manufacturing	Leased	C&I
Santa Barbara D'oeste, Brazil	Manufacturing and distribution	Owned	C&I
Mississauga, Canada	Manufacturing	Leased	C&I
Newmarket, Canada	Distribution and manufacturing	Owned	DG and C&I
Kettering, England	Distribution	Owned	DG and C&I
Rotherham, England	Manufacturing	Leased	C&I
La Chapelle St. Ursin, France	Distribution and manufacturing	Leased and owned	C&I
Unterneukirchen, Germany	Manufacturing	Leased	C&I
Sopron, Hungary	Manufacturing	Owned	C&I
Correggio, Italy	Manufacturing	Owned	C&I
Tokyo, Japan	Distribution	Leased	DG
Juarez, Mexico	Manufacturing	Leased	D&I
Helmond, the Netherlands	Distribution	Owned	C&I
Vila do Conde, Portugal	Manufacturing	Owned	C&I
Irun, Spain	Manufacturing	Owned	C&I
Vitoria, Spain	Distribution and manufacturing	Owned	C&I
Bollnas, Sweden	Manufacturing	Owned	C&I
Edsbyn, Sweden	Manufacturing	Owned	C&I
Enkoping, Sweden	Manufacturing	Owned	C&I
Lidkoping, Sweden	Manufacturing	Owned	C&I
Sandviken, Sweden	Distribution	Leased	C&I

*	Segment abbreviations are as follows: DG - Snap-on Dealer Group C&I - Commercial and Industrial Group D&I - Diagnostics and Information Group

Item 3: Legal Proceedings

On July 23, 2004, Snap-on reached an agreement with the U.S. Department of Justice to resolve the government audit, previously discussed in the company’s 2004 Annual Report on Form 10-K, relating to two contracts with the U.S. General Services Administration (“GSA”). Snap-on agreed to settle the claims over the interpretation and application of the price reduction and billing provisions of these two contracts for sales from March 1996 through the July 23, 2004, settlement date for $10.0 million. Snap-on remitted the $10.0 million cash settlement to the U.S. Department of Justice on August 5, 2004.

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

Snap-on is also involved in various legal matters that are being litigated and/or settled in the ordinary course of business. In certain matters, former dealers, purportedly on behalf of current and former franchised dealers, are seeking adjudication of certain claims as a class within an arbitration proceeding. As an initial step, certain claimants have successfully asserted in arbitration the right to further proceedings to determine whether class certification in arbitration would be appropriate. Snap-on will continue to vigorously assert defenses in these matters, including its belief that class certification is not appropriate. Snap-on has taken steps in court to maintain its right to challenge adverse results of the arbitral proceedings. Depending upon future developments and circumstances in these matters, Snap-on will continue to pursue all available strategies from dispositive class motions to settlement. It is not possible to predict the outcome of these legal matters due, in part, to the uncertainty inherent in legal proceedings, including the absence of precedents and clear procedures regarding class proceedings in arbitration.

Snap-on held over 2,500 active or pending patents as of year-end 2005, and Snap-on vigorously prosecutes its claims and defends its patents in the ordinary course of business.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At December 31, 2005, Snap-on had 61,162,393 shares of common stock outstanding. This consists of 57,958,085 shares considered outstanding for purposes of computing earnings per share and an additional 3,204,308 shares held in the Grantor Stock Trust, which are considered outstanding for voting purposes but not for purposes of computing earnings per share.

Snap-on’s stock is listed on the New York Stock Exchange under the ticker symbol “SNA.” As of February 15, 2006, there were 9,290 registered holders of Snap-on common stock.

Snap-on’s common stock high and low prices, as of the close of business, for the last two fiscal years by quarter were as follows:

	Common Stock High/Low Prices
	2005		2004
Quarter	High	Low	High	Low
First	$35.20	$31.16	$33.76	$30.59
Second	34.88	30.70	34.30	32.30
Third	37.33	33.97	33.42	27.26
Fourth	38.54	35.00	34.36	28.33

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. The company has declared a quarterly dividend of $0.25 per share in each of the last three years. Cash dividends paid in 2005, 2004 and 2003 totaled $57.8 million, $57.7 million and $58.2 million. On February 1, 2006, Snap-on announced that its Board of Directors approved a $0.02 per share, or 8%, increase in the quarterly dividend to $0.27 per share. Snap-on’s Board of Directors monitors and evaluates the company’s dividend practice quarterly and the Board may elect to increase, decrease or not pay a dividend on Snap-on common stock based upon the company’s financial condition, results of operations, cash requirements and future prospects of Snap-on and other factors deemed relevant by the Board.

See Note 14 to the Consolidated Financial Statements for further discussion on securities authorized for issuance under equity compensation plans.

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the fourth quarter of fiscal 2005, all of which were purchased pursuant to Board of Directors’ authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May be Purchased Under the Plans(1)
10/02/05 to 10/29/05	--	--	--	$135.1 million
10/30/05 to 11/26/05	400,000	$36.16	400,000	$131.4 million
11/27/05 to 12/31/05	--	--	--	$136.7 million

Total/Average	400,000	$36.16	400,000	N/A

(1)	Subject to further adjustment pursuant to the 1996 Authorization described below, as of December 31, 2005, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board of Directors’ authorizations discussed below is $136.7 million.

•	In its Annual Report on Form 10-K for the fiscal year ended December 28, 1996, the company disclosed that the company’s Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the company’s Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $35.89, $37.71 and $37.56 per share of common stock as of the end of the fiscal 2005 months ended October 29, November 26 and December 31, respectively.

•	On June 29, 1998, the company announced that the company’s Board authorized the repurchase of an aggregate of $100 million of the company’s common stock (the “1998 Authorization”). The 1998 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

•	On February 3, 1999, the company announced that the company’s Board authorized the repurchase of an aggregate of $50 million of the company’s common stock (the “1999 Authorization”). The 1999 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

During 2005, the company repurchased 912,100 shares of common stock.

See Note 18 to the Consolidated Financial Statements for the additional Quarterly Financial Information required by Item 5.

Item 6: Selected Financial Data

The selected financial data presented below has been derived from, and should be read in conjunction with, the respective historical consolidated financial statements of the company, including the notes thereto, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Six-year Data
(Amounts in millions, except per share data)	2005	2004	2003	2002	2001	2000
Results of Operations
Net sales	$2,308.6	$2,329.1	$2,233.2	$2,109.1	$2,095.7	$2,175.7
Financial services revenue	53.6	78.1	--	--	--	--
Total revenue	2,362.2	2,407.2	2,233.2	2,109.1	2,095.7	2,175.7
Gross profit	1,019.9	1,009.3	964.7	964.9	949.0	996.8
Operating expenses	905.5	945.1	858.4	804.3	898.1	804.9
Operating earnings	168.0	142.3	150.1	198.3	86.6	230.0
Interest expense	21.7	23.0	24.4	28.7	35.5	40.7
Earnings from continuing operations	148.0	120.4	116.7	161.2	47.6	192.6
Income taxes	55.1	38.7	38.0	58.0	26.1	69.5
Cumulative effect, net of taxes	--	--	--	2.8	(2.5)	25.4
Net earnings	92.9	81.7	78.7	106.0	19.0	148.5
Financial Position
Cash and cash equivalents	$170.4	$150.0	$96.1	$18.4	$6.7	$6.1
Accounts receivable current - net	485.9	542.0	546.8	556.2	572.8	603.2
Inventories	283.2	341.9	351.1	369.9	375.2	418.9
Current assets	1,072.9	1,192.6	1,131.7	1,051.0	1,097.0	1,145.1
Property and equipment - net	295.5	313.6	328.6	330.2	327.7	345.1
Total assets	2,008.4	2,290.1	2,138.5	1,994.1	1,974.3	2,069.1
Accounts payable	135.4	194.9	189.7	170.9	141.2	161.0
Current liabilities	506.1	674.2	567.2	552.4	549.4	538.0
Long-term debt	201.7	203.2	303.0	304.3	445.5	473.0
Total debt	226.5	331.0	333.2	360.7	474.6	543.3
Total shareholders’ equity	962.2	1,110.7	1,010.9	830.4	775.8	844.0
Working capital	566.8	518.4	564.5	498.6	547.6	607.1
Common Share Summary
Net earnings per share - basic	$1.61	$1.41	$1.35	$1.82	$0.33	$2.54
Net earnings per share - diluted	1.59	1.40	1.35	1.81	0.33	2.53
Cash dividends paid per share	1.00	1.00	1.00	0.97	0.96	0.94
Shareholders' equity per basic share	16.65	19.20	17.37	14.27	13.40	14.60
Fiscal year-end per share price	37.56	34.36	31.80	27.72	33.93	27.88
Average shares outstanding - diluted	58.4	58.3	58.4	58.5	58.1	58.6

Beginning in 2004, in conjunction with the consolidation of SOC, financial services revenue consists of SOC’s sales of originated contracts and service fee income, as well as installment contract revenue and dealer loan receivable revenue derived from SOC and Snap-on’s wholly owned international finance operations. As Snap-on consolidated SOC on a prospective basis, previously issued financial statements have not been restated. See Notes 2 and 7 to the Consolidated Financial Statements for further discussion of the consolidation of SOC.

2002 results include a $2.8 million pretax gain ($2.8 million after tax or $0.05 per diluted share) for the cumulative effect of a change in accounting principle for goodwill. Snap-on ceased amortizing goodwill and certain other intangible assets in 2002 in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Pretax goodwill amortization totaled $13.9 million and $14.5 million in 2001 and 2000.

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

In November 2004, Mr. Jack D. Michaels was elected Chairman, President and Chief Executive Officer of Snap-on, after having previously served as a member of Snap-on’s Board of Directors since 1998. Shortly thereafter, Snap-on announced near-term priorities to improve operating efficiencies, respond to customer needs and market changes more quickly, address performance issues in its commercial and industrial businesses, and generally accelerate the pace of change towards achieving long-term profitable growth.

During 2005, measurable progress in each of these areas was realized. Significant improvement was made in “first-time fill rates” — an important element of manufacturing effectiveness and in tracking service to customers and franchisees. As of year-end 2005, fill rates in the Snap-on Dealer Group improved 19%. Prior-year fill rates had been adversely impacted by the disruption caused from the closure of two U.S. hand tool plants in 2004.

Initiatives to improve organizational alignment and working capital, reduce complexity and lower costs were launched early in 2005. These efforts, coupled with the introduction of Rapid Continuous Improvement (“RCI”), resulted in a 120 basis-point increase in operating earnings margin for the year, largely from the improvement achieved in the Commercial and Industrial Group and a 3.6% increase in sales per associate year over year, despite the lower sales volume in 2005. Operating earnings margin as a percent of revenue increased to 7.1% in 2005, as compared to 5.9% in 2004, despite a slight decline in total revenue from prior-year levels. Additionally, RCI is now becoming a part of the Snap-on culture and is helping ensure that progress continues towards further improving manufacturing efficiencies and reducing costs.

While this progress is encouraging, the company believes more must be done to improve Snap-on’s operating performance. Our strategic priorities and plans for 2006 continue to build on the improvement initiatives already underway in the Commercial and Industrial and the Diagnostics and Information Groups, while expanded efforts are being launched to strengthen the operating and financial performance of the Snap-on Dealer Group. These priorities and plans are aimed at enabling us to continue the progress made in achieving our long-term goals of profitably growing sales, further lowering costs, and maintaining strong cash flow.

Significant progress has been made in improving the operating performance of the Commercial and Industrial Group. Snap-on rationalized brands and the Group’s operating footprint, moved toward lower-cost sourcing and manufacturing, and created an integrated pan-European marketing presence. Investments have also been made to support advanced technology products, such as Snap-on’s next-generation tire and wheel service equipment introduced in the last two years, and to establish an operating presence in emerging growth markets such as China, India and Eastern Europe. As a result, Snap-on is seeing improved levels of customer service, market penetration and profitability.

While year-over-year segment revenue grew slightly (from $1.11 billion in 2004 to $1.13 billion in 2005), operating earnings grew to $69.6 million from $23.5 million in 2004. Snap-on’s 2006 plans for the Commercial and Industrial Group builds on this success and on the following strategic priorities:

•	Continue to invest in emerging market growth initiatives;
•	Increase market share in industrial tools through continued improvements in fill rates and product innovation, and by reaching new customers;
•	Continue to invest in productivity-enhancing products that utilize advanced technology; and
•	Continue to rationalize the Group’s operating footprint and move toward lower-cost sourcing and manufacturing.

In the Diagnostics and Information Group, significant accomplishments have been made during the past three years as a result of our strategic focus on creating an integrated “instrumentation with information” business.

•	Two-thirds of the Group's engineering development is now concentrated on high-value-added‚ data-stream applications;
•	Complexity and structural costs were reduced and faster product-development cycles achieved; and
•	Investments were made to support better business-to-business initiatives that include development and distribution of essential diagnostics and tools, and facilitation services for vehicle manufacturers and their dealership networks.

For 2005, the Diagnostics and Information Group’s segment revenue declined to $432.7 million from $487.0 million in 2004, reflecting the comparison against the successful global launch of new, Snap-on brand diagnostics products in the prior year, as well as the impact of lower Original Equipment Manufacturer (“OEM”) facilitation sales year over year. Notwithstanding the lower sales, operating margin improved to 10.8% in 2005 as compared to 9.7% in the prior year.

Strategic priorities for the Diagnostics and Information Group in 2006 will continue to emphasize process improvements and new products, such as the recent launch of the new Mitchell1™ customer service programs. Snap-on also expects to leverage its market-leading capabilities to capitalize on the growing need for products and services related to advanced diagnostics, vehicle interface and data-stream communications.

In the Snap-on Dealer Group, total revenue declined to $994.5 million in 2005 from $1.0 billion in the prior year, largely due to a decrease in the average number of U.S. franchise dealer vans in operation compared with the prior year. Despite the year-over-year revenue decline, operating earnings were $82.2 million in 2005 compared with $80.4 million in 2004.

During 2005, considerable effort was made in the Snap-on Dealer Group to evaluate and analyze marketplace data, the existing franchise business and its growth potential. These efforts reaffirmed the growth opportunities available to Snap-on, as well as the competitive strengths of the company – namely, the Snap-on brand, the company’s mobile van tool distribution system, which is the preferred distribution system for the automotive service industry, and the substantial breadth and experience of Snap-on’s franchisees.

To fully capitalize on these strengths, the Snap-on Dealer Group also concluded that more investment would enhance the company’s responsiveness to its franchisees and customers, and identify better ways to assist franchisees in strengthening their businesses. Accordingly, Snap-on’s 2006 strategic priorities to increase sales and profitability for the Snap-on Dealer Group are focused on the following:

•	Continue on the company’s existing path to improve and transform manufacturing and the supply chain into a market-demand-based replenishment system, with lower costs;
•	Continue to improve service and value to franchisees and customers;
•	Further enhance the sales and profitability of Snap-on's franchisees; and
•	Extend the Group’s brand and product lines into targeted niche markets that are currently underdeveloped.

Specific initiatives in each of these areas are underway. Snap-on believes that by executing on these focus areas, along with a continued commitment to new innovative products and RCI to drive lower costs, the company and its franchisees will realize stronger growth and profitability.

In 2005, Snap-on also continued its emphasis on improving cash flow. Cash on hand at the end of 2005 increased to $170.4 million from $150.0 million at year-end 2004. In 2005, net cash provided by operating activities increased to $221.1 million from $146.8 million in 2004. The company used cash flow to, in part, pay dividends totaling $57.8 million and to repurchase 912,100 shares of Snap-on common stock for $32.1 million. Snap-on also retired $100 million of 6.625%, 10-year notes with available cash during the fourth quarter of 2005 upon their maturity, and invested $40.1 million in capital expenditures to largely improve manufacturing efficiency and flexibility.

Over the last several years, the company has also been focused on improving cash flow and asset utilization by making more effective use of its investment in certain working capital items. In 2005, Snap-on made considerable progress in its efforts to further reduce inventory levels and days sales outstanding from the improvements attained in 2004. As of year-end 2005, inventory decreased $58.7 million from prior year, including $19.2 million from currency translation, and days sales outstanding improved to 74 days from 81 days at year-end 2004.

Results of Operations

Fiscal 2005 vs. Fiscal 2004

Highlights of Snap-on’s results of operations for the fiscal years ended December 31, 2005 (fiscal 2005), and January 1, 2005 (fiscal 2004), are as follows:

(Amounts in millions)	2005		2004		Increase/ (Decrease)
Net sales	$2,308.6	97.7%	$2,329.1	96.8%	$(20.5)	-0.9%
Financial services revenue	53.6	2.3%	78.1	3.2%	(24.5)	-31.4%

Total revenue	2,362.2	100.0%	2,407.2	100.0%	(45.0)	-1.9%
Cost of goods sold	1,288.7	54.6%	1,319.8	54.8%	(31.1)	-2.4%
Operating expenses	905.5	38.3%	945.1	39.3%	(39.6)	-4.2%

Operating earnings	168.0	7.1%	142.3	5.9%	25.7	18.1%
Interest expense	21.7	0.9%	23.0	1.0%	(1.3)	-5.7%
Other (income) expense - net	(1.7)	-0.1%	(1.1)	-0.1%	0.6	54.5%

Earnings before income taxes	148.0	6.3%	120.4	5.0%	27.6	22.9%
Income tax expense	55.1	2.4%	38.7	1.6%	16.4	42.4%

Net earnings	$92.9	3.9%	$81.7	3.4%	$11.2	13.7%

Total revenue in 2005 decreased $45.0 million, or 1.9%, from prior-year levels due to lower financial services revenue of $24.5 million and lower net sales of $20.5 million. The $20.5 million decrease in net sales includes $33.1 million of lower sales partially offset by $12.6 million of favorable currency translation. The $33.1 million net sales decline principally reflects the impact of lower sales in the company’s North American franchise operations along with lower sales in the OEM facilitation and worldwide equipment businesses, partially offset by increased sales of tools for industrial and commercial applications, including growth in emerging markets, and higher international dealer sales.

Gross profit (defined as net sales less cost of goods sold) was $1,019.9 million, or 44.2% of net sales, in 2005, as compared to $1,009.3 million, or 43.3% in 2004. The $10.6 million, or 90 basis points (100 basis points equals 1.0 percent), improvement in year-over-year gross profit primarily reflects benefits from higher selling prices and lower costs, including benefits from efficiency and productivity initiatives of $15.4 million, higher “last-in, first-out” (“LIFO”) inventory benefits of $5.6 million, $3.2 million of favorable currency translation, and $2.5 million of lower pension, postretirement and insurance expenses due, in part, to favorable demographic changes in the company’s U.S. hourly pension plans, including a decline in the number of participants. These year-over-year improvements in gross profit were partially offset by the impact of the lower sales volume, higher production costs in U.S. manufacturing facilities to improve order-fill rates, and $22.3 million of higher steel costs. Restructuring costs included in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings totaled $3.0 million in 2005, as compared to $16.0 million in 2004.

Operating expenses in 2005 decreased $39.6 million, or 100 basis points as a percentage of total revenue, from prior-year levels. The decline in year-over-year operating expenses primarily reflects benefits of $41.4 million from efficiency and cost reduction initiatives, $12.7 million of lower bad debt expense and dealer termination costs, as well as the absence, in 2005, of both the $3.6 million charge for the U.S. General Services Administration (“GSA”) settlement and the $3.3 million of severance costs related to the November 2004 resignation of the company’s former chairman, president and chief executive officer (“former officer”). These decreases in year-over-year operating expenses were partially offset by $6.9 million of higher pension, postretirement and insurance expenses, primarily due to demographic and actuarial assumption changes in the company’s U.S. salaried pension plans, $5.0 million of higher freight costs, largely due to fuel surcharges and more frequent shipments to dealers, $4.0 million of unfavorable currency translation, and $3.0 million of costs to terminate a supplier relationship. Restructuring costs included in “Operating expenses” on the accompanying Consolidated Statements of Earnings totaled $16.3 million in 2005, as compared to $5.7 million in 2004.

Interest expense of $21.7 million in 2005 was lower than the $23.0 million incurred in 2004 primarily due to benefits from lower average debt levels, including the fourth-quarter 2005 repayment of $100 million of unsecured 6.625% notes on October 3, 2005, partially offset by the impact of higher year-over-year interest rates.

Other income (expense) – net was income of $1.7 million in 2005, as compared to income of $1.1 million in 2004. This line item includes the impact of all non-operating items such as interest income, minority interest, hedging and currency exchange rate transaction gains and losses, and other miscellaneous non-operating items. Benefits from higher year-over-year interest income and foreign exchange gains in 2005, as compared with foreign exchange losses in 2004, were partially offset by an increase in minority interest expense. Minority interest expense was $3.6 million in 2005, as compared to $2.0 million in 2004.

Snap-on’s effective tax rate of 37.2% for 2005 included $3.3 million of additional U.S. income tax expense related to the repatriation of accumulated foreign earnings under the American Jobs Creation Act of 2004 (the “AJCA”). Under the provisions of the AJCA, Snap-on repatriated approximately $93 million of qualifying dividends during the second half of 2005. Snap-on’s effective tax rate of 32.1% in 2004 benefited from the conclusion of prior-year tax matters. See Note 9 to the Consolidated Financial Statements for further discussion of income taxes.

Exit or Disposal Activities

For a discussion of Snap-on’s exit and disposal activities, see Note 8 to the Consolidated Financial Statements.

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments include: (i) the Snap-on Dealer Group; (ii) the Commercial and Industrial Group; (iii) the Diagnostics and Information Group; and (iv) Financial Services. The Snap-on Dealer Group consists of Snap-on’s business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services consists of the business operations of Snap-on Credit LLC (“SOC”), a consolidated, 50%-owned joint venture between Snap-on and The CIT Group, Inc. (“CIT”), and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has dealer operations. See Note 7 to the Consolidated Financial Statements for further discussion of SOC.

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

Due to changes in Snap-on’s management organization structure, Snap-on realigned its business segments during the first quarter of fiscal 2005. The primary changes included the transfer of Snap-on’s technical representative (“tech rep”) support organization from the Snap-on Dealer Group to the Diagnostics and Information Group and the segregation of Snap-on’s general corporate expenses from the operating earnings of the business segments. Prior to fiscal 2005, shared services and general corporate expenses and corporate assets were allocated to the business segments based on segment revenues. Beginning in fiscal 2005, the business segments are charged only for those shared services utilized by the business segment based on an estimate of the value of services provided; general corporate expenses and corporate assets are not allocated to the business segments. Corporate assets consist principally of those assets that are centrally managed including cash and cash equivalents, short-term investments, pension assets and income taxes, as well as corporate real estate and related assets. Prior-year financial data by segment has been restated to reflect these reportable business segment realignments.

Snap-on Dealer Group

(Amounts in millions)	2005		2004		Increase/ (Decrease)
External revenue	$994.5	100.0%	$1,020.6	100.0%	$(26.1)	-2.6%
Intersegment revenue	--		--		--

Total segment revenue	994.5	100.0%	1,020.6	100.0%	(26.1)	-2.6%
Cost of goods sold	548.9	55.2%	573.4	56.2%	(24.5)	-4.3%

Gross profit	445.6	44.8%	447.2	43.8%	(1.6)	-0.4%
Operating expenses	363.4	36.5%	366.8	35.9%	(3.4)	-0.9%

Segment operating earnings	$82.2	8.3%	$80.4	7.9%	$1.8	2.2%

Total segment revenue in 2005 decreased $26.1 million, or 2.6%, from prior-year levels. The year-over-year decrease reflects $30.8 million of lower sales, primarily due to a lower average number of U.S. dealer vans in operation in 2005, partially offset by higher sales in international markets and $4.7 million of favorable currency translation. The number of U.S. dealer vans in operation at December 31, 2005, was down 5.8% from year-end 2004 levels.

Segment gross profit in 2005 decreased $1.6 million, but increased 100 basis points as a percentage of total segment revenue, from prior-year levels. The year-over-year decrease reflects the impact of the lower sales volume, higher production costs in U.S. manufacturing facilities to improve order-fill rates and $9.8 million of higher steel costs. These declines in gross profit were partially offset by benefits from higher selling prices, an improved mix of higher-margin diagnostics products, and lower depreciation, largely due to the absence of depreciation related to two U.S. hand-tool facility closures in 2004. Gross profit in 2005 also benefited from $5.6 million of higher year-over-year LIFO benefits, $8.5 million in lower restructuring costs, $2.5 million of favorable currency translation and $2.2 million of lower pension, postretirement and insurance costs. Operating expenses for the Snap-on Dealer Group decreased $3.4 million year over year, but increased 60 basis points as a percentage of total segment revenue. The year-over-year decrease primarily includes benefits from efficiency and cost reduction initiatives of $9.1 million, lower bad debt expense and dealer termination costs of $4.4 million, and the operating expense impact from lower sales. These decreases in operating expenses were partially offset by $4.8 million in higher restructuring costs related to 2005 severance actions, $3.0 million of costs incurred in the first quarter of 2005 to terminate a supplier relationship, $4.3 million of higher freight costs and $1.9 million of unfavorable currency translation. As a result of these factors, segment operating earnings in 2005 increased $1.8 million, or 40 basis points as a percentage of total segment revenue, over prior-year levels.

Commercial and Industrial Group

(Amounts in millions)	2005		2004		Increase/ (Decrease)
External revenue	$1,009.0	89.4%	$987.2	88.9%	$21.8	2.2%
Intersegment revenue	120.2	10.6%	123.0	11.1%	(2.8)	-2.3%

Total segment revenue	1,129.2	100.0%	1,110.2	100.0%	19.0	1.7%
Cost of goods sold	734.7	65.1%	735.2	66.2%	(0.5)	-0.1%

Gross profit	394.5	34.9%	375.0	33.8%	19.5	5.2%
Operating expenses	324.9	28.7%	351.5	31.7%	(26.6)	-7.6%

Segment operating earnings	$69.6	6.2%	$23.5	2.1%	$46.1	196.2%

Total segment revenue in 2005 increased $19.0 million, or 1.7%, over prior-year levels. The year-over-year increase includes $11.1 million from higher sales and $7.9 million of favorable currency translation. The $11.1 million year-over-year sales increase primarily reflects higher sales and pricing of tools for industrial and commercial applications, including significant growth in emerging markets, and higher sales as a result of the launch of new power tool products. These year-over-year increases in sales were partially offset by lower equipment sales due primarily to a continued soft European market, the impact from certain discontinued products, and a decline in equipment servicing revenues.

Segment gross profit in 2005 increased $19.5 million, or 110 basis points as a percentage of total segment revenue, over prior-year levels. Benefits from higher sales and pricing, as well as lower costs, including benefits from efficiency and productivity initiatives of $12.5 million and lower year-over-year restructuring costs of $3.9 million, were partially offset by $12.5 million of higher steel costs. Operating expenses for the Commercial and Industrial Group decreased $26.6 million or 300 basis points as a percentage of total segment revenue. The improvement in year-over-year operating expenses includes benefits from efficiency and cost reduction initiatives of $20.0 million, lower bad debt expense of $7.4 million, and the absence of the $3.6 million GSA settlement charge incurred in 2004. These reductions in year-over-year operating expenses were partially offset by $2.2 million of increased freight costs, $2.1 million of unfavorable currency translation and $1.2 million of lower gains on sales of facilities. As a result of these factors, segment operating earnings in 2005 increased $46.1 million over prior-year levels.

Diagnostics and Information Group

(Amounts in millions)	2005		2004		Increase/ (Decrease)
External revenue	$305.1	70.5%	$321.3	66.0%	$(16.2)	-5.0%
Intersegment revenue	127.6	29.5%	165.7	34.0%	(38.1)	-23.0%

Total segment revenue	432.7	100.0%	487.0	100.0%	(54.3)	-11.1%
Cost of goods sold	252.9	58.4%	299.9	61.6%	(47.0)	-15.7%

Gross profit	179.8	41.6%	187.1	38.4%	(7.3)	-3.9%
Operating expenses	132.9	30.8%	139.8	28.7%	(6.9)	-4.9%

Segment operating earnings	$46.9	10.8%	$47.3	9.7%	$(0.4)	-0.8%

Total segment revenue in 2005 decreased $54.3 million, or 11.1%, from prior-year levels, including $54.8 million of lower sales partially offset by $0.5 million of favorable currency translation. The $54.8 million sales decline primarily reflects the comparison against the 2004 successful launch of new, Snap-on brand diagnostics products, lower sales in the OEM facilitation business and state emission program updates that were not repeated in 2005.

Segment gross profit in 2005 decreased $7.3 million, but increased 320 basis points as a percentage of total segment revenue, from prior year. The impact of lower sales and $1.3 million of higher freight costs was partially offset by benefits from lower costs, including benefits from efficiency and productivity initiatives of $4.8 million. Operating expenses for the Diagnostics and Information Group decreased $6.9 million, but increased 210 basis points as a percentage of total segment revenue. Benefits from continuous improvement actions of $6.9 million and lower bad debt expense of $2.5 million were partially offset by $2.7 million of higher year-over-year restructuring costs. As a result, segment operating earnings in 2005 decreased $0.4 million, but increased 110 basis points as a percentage of total segment revenue, from prior-year levels.

Financial Services

					Increase/
(Amounts in millions)	2005		2004		(Decrease)
Segment revenue	$53.6	100.0%	$78.1	100.0%	$(24.5)	-31.4%
Operating expenses	37.9	70.7%	44.0	56.3%	(6.1)	-13.9%

Segment operating earnings	$15.7	29.3%	$34.1	43.7%	$(18.4)	-54.0%

Segment revenues and operating earnings were $53.6 million and $15.7 million in 2005, down $24.5 million and $18.4 million from prior-year levels, primarily due to the impact of higher year-over-year interest rates in Snap-on’s domestic financing business, as well as an 11.4% decline in credit originations.

Corporate

Snap-on’s general corporate expenses totaled $46.4 million in 2005, up from $43.0 million in 2004. Savings realized from cost reduction initiatives, as well as the absence, in 2005, of $3.3 million of severance costs related to the resignation of a former officer, were more than offset by higher pension and postretirement costs of $8.8 million primarily due to demographic and actuarial assumption changes in the company’s U.S. salaried pension plans, higher mark-to-market adjustments and other adjustments on stock-based incentive and deferred compensation plans of $2.5 million, and higher year-over-year restructuring costs of $1.3 million. In addition, Snap-on’s North-American based Enterprise Resource Planning (“ERP”) system became fully depreciated mid-year 2004, resulting in lower depreciation expense year over year.

Fourth Quarter

Highlights of Snap-on’s results of operations for the quarters ended December 31, 2005, and January 1, 2005, are as follows:

	Three Months Ended				Increase/
(Amounts in millions)	December 31, 2005		January 1, 2005		(Decrease)
Net sales	$563.4	98.2%	$591.8	97.0%	$(28.4)	-4.8%
Financial services revenue	10.2	1.8%	18.2	3.0%	(8.0)	-44.0%

Total revenue	573.6	100.0%	610.0	100.0%	(36.4)	-6.0%
Cost of goods sold	316.2	55.1%	327.1	53.7%	(10.9)	-3.3%
Operating expenses	213.8	37.3%	244.9	40.1%	(31.1)	-12.7%

Operating earnings	43.6	7.6%	38.0	6.2%	5.6	14.7%
Interest expense	4.6	0.8%	5.6	0.9%	(1.0)	-17.9%
Other (income) expense - net	(3.9)	-0.7%	(4.7)	-0.8%	(0.8)	-17.0%

Earnings before income taxes	42.9	7.5%	37.1	6.1%	5.8	15.6%
Income tax expense	15.5	2.7%	13.1	2.2%	2.4	18.3%

Net earnings	$27.4	4.8%	$24.0	3.9%	$3.4	14.2%

Total revenue in the fourth quarter of 2005 decreased $36.4 million, or 6.0%, from prior-year levels due to lower net sales of $28.4 million and lower financial services revenue of $8.0 million. The $28.4 million decrease in net sales includes $14.4 million of unfavorable currency translation and $14.0 million of lower sales. The $14.0 million net sales decline principally reflects the impact of lower sales in the company’s North American dealer operations, along with lower sales in the OEM facilitation and worldwide equipment businesses and lower diagnostics products sales. These year-over-year sales declines were partially offset by higher sales of hand tools for industrial and commercial applications and growth in emerging markets. Financial services revenue in 2005 declined $8.0 million from 2004 levels, primarily reflecting the impact of higher interest rates in Snap-on’s domestic financing business, as well as the impact of lower credit originations.

Gross profit decreased $17.5 million, or 80 basis points, from prior-year levels, primarily reflecting the impact of lower sales, higher production costs in U.S. manufacturing facilities to improve order-fill rates, $6.1 million of unfavorable currency translation and $3.9 million of higher steel costs. These declines in gross profit were partially offset by benefits from higher pricing, as well as efficiency and productivity initiatives of $4.5 million and $3.6 million of higher year-over-year LIFO benefits.

Operating expenses in the fourth quarter of 2005 decreased $31.1 million, or 280 basis points as a percentage of total revenue, from the fourth quarter of 2004. The year-over-year improvement in operating expenses primarily reflects benefits of $12.3 million from efficiency and cost reduction initiatives, $6.8 million of lower bad debt expense and dealer termination costs, $4.8 million of favorable currency translation, lower restructuring costs of $1.4 million and the absence, in 2005, of $3.3 million of severance costs related to the resignation of a former officer. These improvements in operating expenses were partially offset by higher pension, postretirement and insurance expenses of $3.1 million, higher freight costs of $1.4 million, and lower year-over-year gains on the sales of facilities of $1.1 million.

Interest expense of $4.6 million in the fourth quarter of 2005 was down slightly from the $5.6 million incurred in the fourth quarter of 2004, primarily due to the repayment of $100 million of unsecured notes on October 3, 2005, partially offset by the impact of higher year-over-year interest rates.

Other income (expense) – net was income of $3.9 million for the fourth quarter of 2005, as compared to income of $4.7 million in the comparable prior-year period, primarily due to higher minority interest expense in 2005, partially offset by favorable year-over-year foreign exchange transaction gains and other miscellaneous non-operating items.

Snap-on’s effective tax rate of 36.1% in the fourth quarter of 2005 included $0.5 million of additional U.S. income tax expense as the actual amount of foreign dividends repatriated under the AJCA during 2005 was approximately $18 million higher than earlier estimates. Snap-on’s effective tax rate for the fourth quarter of 2004 was 35.3%. See Note 9 to the Consolidated Financial Statements for further discussion of income taxes.

Snap-on Dealer Group

	Three Months Ended				Increase/
(Amounts in millions)	December 31, 2005		January 1, 2005		(Decrease)
External revenue	$233.3	100.0%	$247.7	100.0%	$(14.4)	-5.8%
Intersegment revenue	--		--		--

Total segment revenue	233.3	100.0%	247.7	100.0%	(14.4)	-5.8%
Cost of goods sold	130.4	55.9%	134.8	54.4%	(4.4)	-3.3%

Gross profit	102.9	44.1%	112.9	45.6%	(10.0)	-8.9%
Operating expenses	82.3	35.3%	90.2	36.4%	(7.9)	-8.8%

Segment operating earnings	$20.6	8.8%	$22.7	9.2%	$(2.1)	-9.3%

Total segment revenue in the fourth quarter of 2005 decreased $14.4 million, or 5.8%, from prior-year levels, including lower sales of $12.1 million and unfavorable currency translation of $2.3 million. Sales in the North American franchise businesses were down 4.9% year over year, primarily due to a lower average number of U.S. dealer vans in operation. Sales in the international franchise businesses decreased 9.5% year over year, largely due to unfavorable currency translation.

Segment gross profit for the fourth quarter of 2005 decreased $10.0 million, or 150 basis points as a percentage of total segment revenue, from prior-year levels. The year-over-year decrease reflects the impact of the lower sales volume, higher production costs in U.S. manufacturing facilities to improve order-fill rates and $1.4 million of higher steel costs. These declines in gross profit were partially offset by benefits from higher selling prices and $3.6 million of higher year-over-year LIFO benefits. Operating expenses for the Snap-on Dealer Group decreased $7.9 million or 110 basis points as a percentage of total segment revenue. The $7.9 million decrease primarily reflects benefits of $4.4 million from efficiency and cost reduction initiatives, $1.8 million of lower bad debt expense and dealer termination costs and lower expenses from the lower sales. These decreases in operating expenses were partially offset by $1.7 million of higher freight expense, largely due to fuel surcharges and more frequent shipments to dealers. As a result of these factors, segment operating earnings in the fourth quarter of 2005 decreased $2.1 million, or 40 basis points as a percentage of total segment revenue, as compared to the fourth quarter of 2004.

Commercial and Industrial Group

	Three Months Ended				Increase/
(Amounts in millions)	December 31, 2005		January 1, 2005		(Decrease)
External revenue	$254.3	91.4%	$258.5	89.4%	$(4.2)	-1.6%
Intersegment revenue	23.9	8.6%	30.8	10.6%	(6.9)	-22.4%

Total segment revenue	278.2	100.0%	289.3	100.0%	(11.1)	-3.8%
Cost of goods sold	178.1	64.0%	188.3	65.1%	(10.2)	-5.4%

Gross profit	100.1	36.0%	101.0	34.9%	(0.9)	-0.9%
Operating expenses	77.2	27.8%	88.5	30.6%	(11.3)	-12.8%

Segment operating earnings	$22.9	8.2%	$12.5	4.3%	$10.4	83.2%

Total segment revenue in the fourth quarter of 2005 decreased $11.1 million, or 3.8%, from prior-year levels, of which $10.6 million was due to unfavorable currency translation. Increased sales of hand tools for commercial and industrial applications worldwide were offset by a decline in vehicle service equipment sales.

Segment gross profit for the fourth quarter of 2005 decreased $0.9 million from prior year, but increased 110 basis points as a percentage of total segment revenue. The year-over-year decrease in segment gross profit primarily reflects $4.5 million of unfavorable currency translation, $2.5 million of higher steel costs and $1.9 million of other inflationary price increases. These declines in gross margin were partially offset by benefits of $3.6 million from product cost reduction and facilities rationalization and consolidation initiatives, higher pricing, and $0.9 million of lower year-over-year restructuring costs. Operating expenses for the Commercial and Industrial Group decreased $11.3 million or 280 basis points as a percentage of total segment revenue. The improvement in year-over-year operating expenses primarily includes $4.0 million of lower bad debt expense, $3.4 million of benefits from efficiency and productivity initiatives, $3.1 million of favorable currency translation and $1.6 million of lower restructuring costs. These improvements in year-over-year operating expenses were partially offset by $1.5 million of lower gains on sales of facilities in 2005 and by continued investment spending to support Snap-on’s growth strategy in Asia and other emerging markets. As a result of these factors, segment operating earnings in the fourth quarter of 2005 increased $10.4 million as compared to the fourth quarter of 2004.

Diagnostics and Information Group

	Three Months Ended				Increase/
(Amounts in millions)	December 31, 2005		January 1, 2005		(Decrease)
External revenue	$75.8	75.3%	$85.6	68.5%	$(9.8)	-11.4%
Intersegment revenue	24.9	24.7%	39.3	31.5%	(14.4)	-36.6%

Total segment revenue	100.7	100.0%	124.9	100.0%	(24.2)	-19.4%
Cost of goods sold	56.5	56.1%	74.1	59.3%	(17.6)	-23.8%

Gross profit	44.2	43.9%	50.8	40.7%	(6.6)	-13.0%
Operating expenses	32.1	31.9%	38.4	30.8%	(6.3)	-16.4%

Segment operating earnings	$12.1	12.0%	$12.4	9.9%	$(0.3)	-2.4%

Total segment revenue in the fourth quarter of 2005 decreased $24.2 million, or 19.4%, from prior-year levels, including $22.6 million of lower sales and $1.6 million of unfavorable currency translation. The $22.6 million sales decline primarily reflects the comparison against the third-quarter 2004 successful launch of new, Snap-on brand diagnostics products, as well as the impact of lower OEM facilitation sales year over year.

Segment gross profit for the fourth quarter of 2005 decreased $6.6 million, but increased 320 basis points as a percentage of total segment revenue, from the same period last year, largely due to the lower sales and unfavorable currency translation of $0.8 million, partially offset by benefits from efficiency and productivity initiatives of $2.6 million. Operating expenses for the Diagnostics and Information Group decreased $6.3 million, but increased 110 basis points as a percentage of total segment revenue, primarily due to $2.9 million of lower bad debt expense, $1.7 million of benefits from efficiency and productivity initiatives and $0.8 million of favorable currency translation. As a result of these factors, segment operating earnings in the fourth quarter of 2005 decreased $0.3 million, but increased 210 basis points as a percentage of total segment revenue, as compared to the fourth quarter of 2004.

Financial Services

	Three Months Ended				Increase/
(Amounts in millions)	December 31, 2005		January 1, 2005		(Decrease)
Segment revenue	$10.2	100.0%	$18.2	100.0%	$(8.0)	-44.0%
Operating expenses	7.4	72.5%	12.0	65.9%	(4.6)	-38.3%

Segment operating earnings	$2.8	27.5%	$6.2	34.1%	$(3.4)	-54.8%

Segment revenues and operating earnings were $10.2 million and $2.8 million in the fourth quarter of 2005, down $8.0 million and $3.4 million from prior-year levels, primarily due to the impact of higher year-over-year interest rates in Snap-on’s domestic financing business, as well as an 11.9% decline in credit originations.

Corporate

Snap-on’s general corporate expenses totaled $14.8 million in the fourth quarter of 2005, down $1.0 million from $15.8 million in the fourth quarter of 2004. Savings realized from cost reduction initiatives, as well as the absence, in 2005, of $3.3 million of severance costs related to the resignation of a former officer, were more than offset by higher pension and postretirement costs of $3.6 million and higher year-over-year restructuring costs of $0.7 million.

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

Based on the company’s analysis of FIN No. 46R, the company concluded that Snap-on would consolidate SOC as of January 4, 2004, the beginning of Snap-on’s 2004 fiscal year. Snap-on previously accounted for SOC, a 50%-owned joint venture, using the equity method. As Snap-on consolidated SOC on a prospective basis, previously issued financial statements have not been restated. As a result of the consolidation of SOC in fiscal 2004, Snap-on began reporting the results of its finance operations as a new business segment, “Financial Services.” The impact of the consolidation of SOC on Snap-on’s consolidated balance sheet was not significant. See Notes 2, 7 and 17 to the Consolidated Financial Statements for further discussion of SOC and Snap-on’s business segments.

Highlights of Snap-on’s results of operations for the fiscal years ended January 1, 2005 (fiscal 2004), and January 3, 2004 (fiscal 2003), are as follows:

(Amounts in millions)	2004		2003		Increase/ (Decrease)
Net sales	$2,329.1	96.8%	$2,233.2	100.0%	$95.9	4.3%
Financial services revenue	78.1	3.2%	--		78.1	NM

Total revenue	2,407.2	100.0%	2,233.2	100.0%	174.0	7.8%
Cost of goods sold	1,319.8	54.8%	1,268.5	56.8%	51.3	4.0%
Operating expenses	945.1	39.3%	858.4	38.4%	86.7	10.1%
Net finance income	--		43.8	1.9%	(43.8)	NM

Operating earnings	142.3	5.9%	150.1	6.7%	(7.8)	-5.2%
Interest expense	23.0	1.0%	24.4	1.1%	(1.4)	-5.7%
Other (income) expense - net	(1.1)	-0.1%	9.0	0.4%	(10.1)	NM

Earnings before income taxes	120.4	5.0%	116.7	5.2%	3.7	3.2%
Income tax expense	38.7	1.6%	38.0	1.7%	0.7	1.8%

Net earnings	$81.7	3.4%	$78.7	3.5%	$3.0	3.8%

NM = Not Meaningful

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

Gross profit in 2004 increased $44.6 million, or 10 basis points, to 43.3% of net sales. The year-over-year improvement in gross profit reflects the impact of the higher sales, $31.1 million of currency translation, $9.6 million of net savings from cost reduction initiatives and $8.9 million in lower year-over-year restructuring costs. These improvements in gross profit were partially offset by $11.3 million in increased year-over-year steel costs, $10.2 million of higher expenses from production inefficiencies and other manufacturing variances associated with the relocation of production from the closure of two U.S. hand-tool plants in March 2004, and lower LIFO benefits and other inventory costs totaling $7.6 million.

Operating expenses in 2004 increased $86.7 million, or 90 basis points as a percentage of total revenue, over prior-year levels, including $44.0 million from the consolidation of SOC, previously accounted for under the equity method, and Snap-on’s wholly owned financial services subsidiaries. Foreign currency translation contributed $25.9 million to the year-over-year operating expense increase. Operating expenses in 2004 were also impacted by the higher sales, $3.6 million in costs associated with the settlement of two GSA contract audits and $3.5 million of higher freight costs, reflecting increased freight rates and smaller, but more frequent, shipments to dealers. In addition, operating expenses in 2004 included $3.5 million of higher start-up costs associated with the company’s expansion of its distribution system and operating presence in emerging markets and $3.3 million for severance costs related to the November 2004 resignation of a former officer.

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

Exit or Disposal Activities

For a discussion of Snap-on’s exit and disposal activities, see Note 8 to the Consolidated Financial Statements.

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments include: (i) the Snap-on Dealer Group; (ii) the Commercial and Industrial Group; (iii) the Diagnostics and Information Group; and (iv) Financial Services. The Snap-on Dealer Group consists of Snap-on’s business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services, which consists of the business operations of SOC and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has dealer operations, became a new business segment in fiscal 2004. Prior-year segment disclosures were not restated to include the Financial Services segment due to the prospective adoption of FIN No. 46R. See Notes 2 and 7 to the Consolidated Financial Statements for further discussion of SOC and the company’s adoption of FIN No. 46R.

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

Due to changes in Snap-on’s management organization structure, Snap-on realigned its business segments during the first quarter of fiscal 2005. The primary changes included the transfer of Snap-on’s tech rep organization from the Snap-on Dealer Group to the Diagnostics and Information Group and the segregation of Snap-on’s general corporate expenses from the operating earnings of the business segments. Prior to fiscal 2005, shared services and general corporate expenses and corporate assets were allocated to the business segments based on segment revenues. Beginning in fiscal 2005, the business segments are charged only for those shared services utilized by the business segment based on an estimate of the value of services provided; general corporate expenses and corporate assets are not allocated to the business segments. Corporate assets consist principally of those assets that are centrally managed including cash and cash equivalents, short-term investments, pension assets and income taxes, as well as corporate real estate and related assets. The accompanying 2004 and 2003 financial data by segment has been restated to reflect the 2005 reportable business segment realignments.

Snap-on Dealer Group

(Amounts in millions)	2004		2003		Increase/ (Decrease)
External revenue	$1,020.6	100.0%	$1,013.3	100.0%	$7.3	0.7%
Intersegment revenue	--		--		--

Total segment revenue	1,020.6	100.0%	1,013.3	100.0%	7.3	0.7%
Cost of goods sold	573.4	56.2%	556.4	54.9%	17.0	3.1%

Gross profit	447.2	43.8%	456.9	45.1%	(9.7)	-2.1%
Operating expenses	366.8	35.9%	369.2	36.4%	(2.4)	-0.7%

Segment operating earnings	$80.4	7.9%	$87.7	8.7%	$(7.3)	-8.3%

Total segment revenue in 2004 increased $7.3 million, or 0.7%, over prior-year levels due to $22.7 million of currency translation partially offset by a sales decrease of $15.4 million. In the United States, sales were 3.5% lower year over year. The average number of U.S. dealer vans in operation during 2004 was down 4% from year-end 2003, primarily due to a lower level of new dealer additions in 2004. During the first quarter of 2004, Snap-on tightened eligibility requirements for its franchise dealer expansion and enhancement initiative and the recruitment standards for prospective dealers, aimed at improving the strength of its franchised dealer network. In the company’s non-U.S. dealer businesses, segment revenue increased $34.4 million year over year, including $22.7 million from currency translation.

Segment gross profit in 2004 decreased $9.7 million, or 130 basis points as a percentage of total segment revenue, from last year, reflecting the impact of lower sales volume and $8.6 million of higher costs associated with production inefficiencies and other manufacturing variances related to the relocation of production from two U.S. hand-tool plants. Segment gross profit in 2004 was also impacted by $4.1 million of lower year-over-year LIFO benefits and other inventory costs and by $7.7 million from increased steel costs. These higher costs were partially offset by $8.4 million of currency translation, $13.1 million in lower year-over-year restructuring costs and $1.3 million of lower pension, postretirement and other insurance costs. Operating expenses for the Snap-on Dealer Group decreased $2.4 million year over year, down 50 basis points as a percentage of total segment revenue. The $2.4 million decrease includes the operating expense impact from lower sales volume, as well as $8.0 million of lower bad debt expense and $2.3 million in lower year-over-year restructuring costs. These decreases in operating expenses were partially offset by $6.8 million of currency translation and $3.4 million of higher freight expense, reflecting increased freight rates and smaller, but more frequent, shipments to dealers. As a result of these factors, segment operating earnings in 2004 decreased $7.3 million, or 80 basis points as a percentage of total segment revenue, as compared to the prior year.

Commercial and Industrial Group

(Amounts in millions)	2004		2003		Increase/ (Decrease)
External revenue	$987.2	88.9%	$916.5	88.5%	$70.7	7.7%
Intersegment revenue	123.0	11.1%	119.3	11.5%	3.7	3.1%

Total segment revenue	1,110.2	100.0%	1,035.8	100.0%	74.4	7.2%
Cost of goods sold	735.2	66.2%	684.7	66.1%	50.5	7.4%

Gross profit	375.0	33.8%	351.1	33.9%	23.9	6.8%
Operating expenses	351.5	31.7%	318.7	30.8%	32.8	10.3%

Segment operating earnings	$23.5	2.1%	$32.4	3.1%	$(8.9)	-27.5%

Total segment revenue in 2004 increased $74.4 million, or 7.2%, over prior-year levels, due to $56.3 million of currency translation and $18.1 million in higher sales. Demand for tools improved in both North America and Europe in 2004, despite lower sales of industrial tools in North America. In addition, higher sales of vehicle service equipment were achieved in North America through the company’s Technical Automotive Group (“TAG”) distribution channel, which was launched mid-year 2003.

Segment gross profit in 2004 increased $23.9 million, but decreased 10 basis points as a percentage of total segment revenue. Benefits realized from higher sales, $19.5 million of currency translation, $4.2 million of lower inventory costs and $2.7 million from cost reduction initiatives were partially offset by $6.2 million of higher year-over-year restructuring costs, $3.1 million of increased steel costs and $2.3 million of increased freight costs. Operating expenses for the Commercial and Industrial Group increased $32.8 million or 90 basis points as a percentage of total segment revenue. The increase in operating expenses reflects the impact of higher sales, $16.2 million of currency translation, $6.3 million in higher bad debt expense, $3.6 million of costs associated with the GSA contract audits settlement and a $3.6 million year-over-year increase in restructuring costs, partially offset by $2.9 million of benefits from cost reduction initiatives and a $2.9 million year-over-year increase in gains on the sales of facilities. Operating expenses were also impacted by $3.5 million of start-up costs associated with the company’s investment to expand its distribution and operating presence in emerging markets. As a result of these factors, segment operating earnings in 2004 decreased $8.9 million as compared to 2003.

Diagnostics and Information Group

(Amounts in millions)	2004		2003		Increase/ (Decrease)
External revenue	$321.3	66.0%	$303.4	67.6%	$17.9	5.9%
Intersegment revenue	165.7	34.0%	145.5	32.4%	20.2	13.9%

Total segment revenue	487.0	100.0%	448.9	100.0%	38.1	8.5%
Cost of goods sold	299.9	61.6%	292.2	65.1%	7.7	2.6%

Gross profit	187.1	38.4%	156.7	34.9%	30.4	19.4%
Operating expenses	139.8	28.7%	134.6	30.0%	5.2	3.9%

Segment operating earnings	$47.3	9.7%	$22.1	4.9%	$25.2	114.0%

Total segment revenue in 2004 increased $38.1 million, or 8.5%, over prior-year levels due to $28.1 million in higher sales, principally of handheld diagnostics, and $10.0 million of currency translation.

Segment gross profit in 2004 increased $30.4 million, or 350 basis points as a percentage of total segment revenue, from prior year, largely reflecting the growth in sales of handheld diagnostics and information products, $8.1 million of benefits from cost reduction initiatives and $3.2 million of currency translation. Segment gross profit also benefited from $2.9 million in lower year-over-year costs for restructuring, primarily reflecting the absence of costs incurred in 2003 for the closure of the segment’s large-platform diagnostics facility. Operating expenses for the Diagnostics and Information Group increased $5.2 million, but decreased 130 basis points as a percentage of total segment revenue, reflecting $2.8 million of currency translation, $2.5 million from the absence of gains realized from the sale of facilities in 2003 and $2.1 million of higher bad debt expense. As a result of these factors, segment operating earnings in 2004 increased $25.2 million, or 480 basis points as a percentage of total segment revenue, as compared to the prior year.

Financial Services

(Amounts in millions)	2004
Segment revenue	$78.1	100.0%
Operating expenses	44.0	56.3%

Segment operating earnings	$34.1	43.7%

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

Corporate

Snap-on’s general corporate expenses totaled $43.0 million in 2004, up $7.1 million from $35.9 million in 2003. Savings realized from lower pension and postretirement expense of $5.4 million, primarily due to benefits from changes in actuarial assumptions as a result of higher plan asset returns and favorable demographic changes, were more then offset by higher accounting and audit-related costs related to the company’s evaluation of the effectiveness of its internal controls over financial reporting under the Sarbanes-Oxley Act of 2002, $3.3 million of severance costs related to the resignation of a former officer, and higher mark-to-market adjustments on stock-based incentive and other compensation plans.

Financial Condition

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations, coupled with its sources of borrowings, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases and dividend payments. Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost. As of the date of the filing of this Annual Report on Form 10-K, Snap-on’s long-term debt and commercial paper was rated A2 and P-1 by Moody’s Investors Service and A and A-1 by Standard & Poor’s. Snap-on believes that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.

The following discussion focuses on information included in the accompanying Consolidated Balance Sheets.

Snap-on has been focused on improving asset utilization by making more effective use of its investment in certain working capital items. As of December 31, 2005, working capital (defined as current assets less current liabilities) of $566.8 million was up $48.4 million from $518.4 million as of January 1, 2005 (fiscal 2004 year end). The company assesses management’s operating performance and effectiveness relative to those components of working capital, particularly accounts receivable and inventories, that are more directly impacted by operational decisions. The following represents the company’s working capital position as of December 31, 2005, and January 1, 2005.

(Amounts in millions)	2005	2004
Cash	$170.4	$150.0
Accounts receivable - net of allowances	485.9	542.0
Inventories	283.2	341.9
Other current assets	133.4	158.7

Total current assets	1,072.9	1,192.6

Accounts payable	(135.4)	(194.9)
Notes payable and current maturities of long-term debt	(24.8)	(127.8)
Other current liabilities	(345.9)	(351.5)

Total current liabilities	(506.1)	(674.2)

Total working capital	$566.8	$518.4

Accounts receivable at the end of 2005 was $485.9 million, down $56.1 million from year-end 2004 levels, largely reflecting an improvement in days sales outstanding from 81 days at year-end 2004 to 74 days at year-end 2005 and a $23.6 million decrease from currency translation.

Inventories totaled $283.2 million at the end of 2005, down $58.7 million from year-end 2004 levels, including $19.2 million from currency translation. The decrease in inventories from year-end 2004 primarily reflects the company’s efforts to increase inventory turns, reduce on-hand inventory levels and improve inventory management through “just in time” raw material delivery. Inventories accounted for using the first-in, first-out (“FIFO”) method as of December 31, 2005, and January 1, 2005, approximated 63% and 65% of total inventories. All other inventories are accounted for using the LIFO cost method. The company’s LIFO reserve increased from $76.3 million at January 1, 2005, to $82.1 million at December 31, 2005. Inventory turns (full year cost of goods sold, divided by the average of the beginning and ending inventory balances for the year) at December 31, 2005, were 4.1 turns as compared to 3.8 turns at year-end 2004.

Accounts payable at December 31, 2005, was $135.4 million, down $59.5 million from year-end 2004 levels due to the timing of payments and an $8.7 million decrease from currency translation.

Notes payable and long-term debt at December 31, 2005, and January 1, 2005, totaled $226.5 million and $331.0 million. Notes payable to banks under uncommitted lines of credit totaled $20.9 million at December 31, 2005, and $2.5 million at January 1, 2005. Amounts payable to CIT pursuant to a working capital agreement with SOC totaled $3.9 million at December 31, 2005. See Note 7 to the Consolidated Financial Statements for further discussion of SOC. At January 1, 2005, Snap-on had commercial paper outstanding of $25 million. Snap-on repaid $25 million of commercial paper borrowings in the second quarter of 2005; no commercial paper was outstanding at December 31, 2005. On October 3, 2005, Snap-on repaid its $100 million, 10-year, 6.625% unsecured notes upon their maturity. The $100 million debt repayment was made with available cash on hand; the company did not borrow any funds under its existing credit facilities or committed bank lines of credit to fund the debt repayment.

At December 31, 2005, Snap-on had a $400 million multi-currency revolving credit facility that terminates on July 27, 2009. The $400 million multi-currency revolving credit facility’s financial covenant requires that Snap-on maintain a ratio of debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00. As of December 31, 2005, Snap-on believes that it was in compliance with all covenants of this revolving credit facility.

At December 31, 2005, Snap-on also had $20 million of unused committed bank lines of credit, of which $10 million expires on July 31, 2006, and $10 million expires on August 31, 2006. At December 31, 2005, Snap-on had approximately $420 million of unused available debt capacity under the terms of its revolving credit facility and committed bank lines of credit.

Snap-on maintains sufficient committed lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facility and committed lines of credit. The company accesses short-term debt markets, predominantly through commercial paper issuances, to fund its short-term requirements and to ensure near-term liquidity. Near-term liquidity requirements for Snap-on in 2006 include the funding of its investments in capital expenditures, restructuring activities, and payments of dividends and share repurchases. Snap-on expects to make contributions to its foreign pension plans in 2006 of $6.2 million; Snap-on is not required to make a contribution to its domestic pension plans in 2006. Depending on market and other conditions, however, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2006.

As funding needs are determined to be of a longer-term nature, Snap-on could access medium- and long-term debt markets, as appropriate, to refinance short-term borrowings and, thus, replenish its short-term liquidity. Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs. For additional information on Snap-on’s debt and credit facilities, see Note 10 to the Consolidated Financial Statements.

The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flow.

Cash flow provided from operating activities was $221.1 million in 2005, as compared to $146.8 million in 2004. The increase in cash flow from operating activities in 2005 includes the impact of higher year-over-year net earnings and lower inventory levels, along with an increase in year-over-year cash flow from the impacts of combined net changes in operating assets and liabilities. Cash flow from operating activities in 2004 included a $63.6 million voluntary U.S. pension contribution and a $10.0 million payment to the U.S. Department of Justice pursuant to an agreement to resolve a government audit relating to two contracts with the GSA, partially offset by a $10.7 million income tax refund, primarily resulting from a $78.2 million voluntary U.S. pension contribution made in the fourth quarter of 2003. Cash flow from operating activities in 2003 was $177.0 million, net of pension contributions of $92.2 million. The consolidation of SOC as of January 4, 2004, did not have a material impact on cash flow.

Depreciation in 2005 was $49.5 million, compared with $58.5 million in 2004 and $58.2 million in 2003. The decline in 2005 depreciation from prior-year levels reflects the absence of depreciation for both the company’s North-American based ERP system, which became fully depreciated mid-year 2004, and the two U.S. hand-tool facilities that were closed in 2004. Amortization expense was $2.7 million in 2005, $2.5 million in 2004 and $2.1 million in 2003.

Capital expenditures in 2005 were $40.1 million, compared to $38.7 million in 2004 and $29.4 million in 2003. Capital expenditures in all three years reflect new product-related, quality, efficiency and cost-reduction capital investments, including the installation of new production equipment and machine tooling to enhance manufacturing and distribution operations, as well as ongoing replacements of manufacturing and distribution facilities and equipment. Snap-on anticipates that 2006 capital expenditures will be in a range of $50 million to $55 million, including approximately $7 million to replace and enhance its existing global ERP management information system over a period of several years. Snap-on believes that its cash generated from operations, as well as the funds available from its credit facilities, will be sufficient to fund the company’s capital expenditure requirements in 2006.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. In 2005, Snap-on repurchased 912,100 shares of common stock for $32.1 million under its previously announced share repurchase programs. As of December 31, 2005, Snap-on has remaining availability to repurchase up to an additional $136.7 million in common stock pursuant to the Board of Directors’ authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on repurchased 1,200,000 shares of common stock for $38.2 million in 2004 and 450,000 shares of common stock for $12.5 million in 2003. Snap-on believes that its cash generated from operations, as well as the funds available from its credit facilities, will be sufficient to fund the company’s share repurchases in 2006.

On October 3, 2005, Snap-on repaid its $100 million, 10-year, 6.625% unsecured notes upon their maturity. The $100 million debt repayment was made with available cash on hand; the company did not borrow any funds under its existing credit facilities or committed bank lines of credit to fund the debt repayment.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends paid in 2005, 2004 and 2003 totaled $57.8 million, $57.7 million and $58.2 million.

	2005	2004	2003
Cash dividends paid per common share	$1.00	$1.00	$1.00
Cash dividends paid as a percent of prior-
year retained earnings	5.2%	5.3%	5.5%

On February 1, 2006, Snap-on announced that its Board of Directors approved a $0.02 per share, or 8%, increase in the quarterly dividend to $0.27 per share.

Snap-on believes that its cash generated from operations, as well as the funds available from its credit facilities, will be sufficient to pay dividends in 2006.

Contractual Obligations and Commitments

A summary of Snap-on’s future contractual obligations and commitments as of December 31, 2005, are as follows:

(Amounts in millions)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual obligations:
Long-term debt	$201.7	$--	$--	$--	$201.7
Interest on fixed rate debt	70.2	12.5	25.0	25.0	7.7
Operating leases	82.7	22.9	29.5	14.1	16.2
Capital leases	25.7	1.4	2.7	2.7	18.9
Purchase obligations	5.1	1.7	3.4	--	--

Total	$385.4	$38.5	$60.6	$41.8	$244.5

Snap-on entered into a 20-year, $25.7 million capital lease commitment in 2005 for office and distribution facilities for the Snap-on Dealer Group operations in Japan. The impact of recording the capital lease commitment was excluded from the accompanying Consolidated Statements of Cash Flow as the recording of the capital lease commitment was a “non-cash” item.

At December 31, 2005, $19.2 million of loans originated by SOC have a primary recourse provision to Snap-on (primarily for dealer van loans) if the loans become more than 90 days past due. For information on SOC, long-term debt and operating leases see Notes 2, 7, 10 and 16 to the Consolidated Financial Statements.

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

Consolidated Joint Venture

SOC, a consolidated, 50%-owned joint venture between Snap-on and CIT, provides a broad range of financial services to Snap-on’s U.S. dealer and customer network and to Snap-on’s industrial and other customers. Snap-on began consolidating SOC as of January 4, 2004, the beginning of Snap-on’s 2004 fiscal year, as a result of the adoption of FIN No. 46R. Snap-on previously accounted for SOC using the equity method. Snap-on and CIT have identical voting and participation rights and responsibilities in SOC. See Notes 2 and 7 to the Consolidated Financial Statements for further discussion of SOC.

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

SOC sells substantially all of its originated contracts on a limited recourse basis to CIT, net of certain fees. SOC continues to service these contracts for an estimated market-rate servicing fee. In 2005, SOC originated contracts totaling $413.8 million, as compared to $481.2 million in 2004 and $522.4 million in 2003.

Financial information regarding SOC loan originations is as follows:

	2005	2004	2003
Originations (Amounts in millions):
Extended-credit receivables	$327.0	$371.9	$381.8
Equipment leases	41.1	44.5	38.6
Dealer financing	45.7	64.8	102.0

Total	$413.8	$481.2	$522.4

Number of accounts outstanding:
Extended-credit receivables	172,147	183,502	186,356
Equipment leases	12,045	12,823	13,476
Dealer financing	3,477	3,866	3,765

Total	187,669	200,191	203,597

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions against Snap-on (primarily for dealer van loans). At December 31, 2005, and January 1, 2005, $19.2 million and $14.8 million of loans, with terms ranging from six months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of December 31, 2005, was not material.

CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis, with a combined maximum borrowing limit not to exceed $24 million. As of December 31, 2005, SOC owed both Snap-on and CIT $3.9 million each pursuant to this agreement.

Other Matters

Government Contract Matters

On July 23, 2004, Snap-on reached an agreement with the U.S. Department of Justice to resolve the government audit, previously discussed in the company’s 2004 Annual Report on Form 10-K, relating to two contracts with the GSA. Snap-on agreed to settle the claims over the interpretation and application of the price reduction and billing provisions of these two contracts for sales from March 1996 through the July 23, 2004, settlement date for $10.0 million. Snap-on remitted the $10.0 million cash settlement to the U.S. Department of Justice on August 5, 2004.

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

Other Legal Matters

Snap-on is also involved in various legal matters that are being litigated and/or settled in the ordinary course of business. In certain matters, former dealers, purportedly on behalf of current and former franchised dealers, are seeking adjudication of certain claims as a class within an arbitration proceeding. As an initial step, certain claimants have successfully asserted in arbitration the right to further proceedings to determine whether class certification in arbitration would be appropriate. Snap-on will continue to vigorously assert defenses in these matters, including its belief that class certification is not appropriate. Snap-on has taken steps in court to maintain its right to challenge adverse results of the arbitral proceedings. Depending upon future developments and circumstances in these matters, Snap-on will continue to pursue all available strategies from dispositive class motions to settlement. It is not possible to predict the outcome of these legal matters due, in part, to the uncertainty inherent in legal proceedings, including the absence of precedents and clear procedures regarding class proceedings in arbitration.

New Accounting Standards

See Note 2 to the Consolidated Financial Statements for a discussion of new accounting standards.

Critical Accounting Policies

The consolidated financial statements and related notes contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates are generally based on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results could differ from those estimates. Snap-on considers the following policies to be the most critical in understanding the judgments that are involved in the preparation of the company’s consolidated financial statements and the uncertainties that could impact the company’s financial position, results of operations and cash flow.

Allowances for Doubtful Accounts: Snap-on’s accounts receivable are reported net of estimated bad debt allowances, which are regularly evaluated by management for adequacy. The evaluations take into consideration various financial and qualitative factors that may affect customers’ ability to pay. These factors may include customers’ financial condition, collateral, debt-servicing capacity, past payment experience and credit bureau information. Snap-on regularly reviews the allowance estimation process and adjusts the allowances as appropriate. It is possible, however, that the accuracy of Snap-on’s estimation process could be adversely impacted if the financial condition of its customers were to deteriorate. The company does not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas.

Inventory Valuation: Snap-on values its inventory at the lower of cost or market and adjusts for the value of inventory that is estimated to be excess, obsolete or otherwise unmarketable. Inventory adjustments for raw materials are largely based on analysis of raw material age and actual physical inspection of raw material for fitness for use. As part of evaluating work-in-progress and finished goods, management reviews individual product stock-keeping units (SKUs) by product category and product life cycle. Cost adjustments for each product category/product life-cycle state are generally established and maintained based on a combination of historical experience, forecasted sales and promotions, technological obsolescence, inventory age and other actual known conditions and circumstances. Should actual product marketability and raw material fitness for use be affected by conditions that are different from management estimates, further adjustments to inventory allowances may be required.

Warranty Accruals: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. See Note 16 to the Consolidated Financial Statements for further discussion of Snap-on’s warranty accrual.

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

For a discussion of the development of Snap-on’s pension plans and expected return on plan assets assumption, see Note 12 to the Consolidated Financial Statements. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected rate of return assumption for Snap-on’s domestic pension plan assets by 0.5% would increase Snap-on’s 2006 domestic pension expense by approximately $3 million. At year-end 2005, Snap-on’s domestic plan assets comprised approximately 90% of Snap-on’s worldwide pension plan assets.

Snap-on establishes the discount rate using the current rates earned on long-term bonds with a Moody’s Aa rating. Pension expense and projected benefit obligation both increase as the discount rate is reduced. Lowering Snap-on’s domestic discount rate assumption by 0.5% would increase Snap-on’s 2006 domestic pension expense and projected benefit obligation by approximately $3.7 million and $50.3 million, respectively. At year-end 2005, Snap-on’s domestic projected benefit obligation comprised approximately 84% of Snap-on’s worldwide projected benefit obligation.

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

Outlook

Snap-on expects to improve its current 7.1% operating margin to 10% or greater over the next three years, as it continues making progress towards a targeted long-term goal of a mid-teens operating margin. Snap-on believes its end-customer markets will grow at rates approximating Gross Domestic Product (GDP), and that the successful achievement of its plans and initiatives should improve the company’s market share over time.

For 2006, Snap-on expects, on a consolidated basis, continued improving performance in the Commercial and Industrial and the Diagnostics and Information Groups to be offset by a higher level of spending in the Snap-on Dealer Group, particularly in the first two quarters of 2006, as it implements certain initiatives to improve its franchise system, resulting in an expected decline in Dealer segment operating earnings year over year in 2006. On a consolidated basis, this is expected to result in modestly lower year-over-year net earnings in the first two quarters of 2006; Snap-on expects a recovery in its net earnings performance to occur in the second half of 2006 and to make steady progress into 2007.

Consolidated net sales in 2006 are expected to grow at a low-single-digit rate year over year, reflecting increased sales in all segments except the Snap-on Dealer Group, where sales are expected to remain flat for the full year.

In the Commercial and Industrial and the Diagnostics and Information business segments, Snap-on expects that the realization of its strategic priorities will result in increased operating earnings in 2006 over the level of 2005. Tempering this growth in 2006 will be an expected $10 million to $15 million of higher operating spending to continue the company’s expansion in Asia and other emerging growth markets, and to support innovative new, information-based diagnostics products.

In the Snap-on Dealer segment, the company expects to incur approximately $15 million of incremental costs in 2006 to increase field support and to support other franchise system initiatives. An additional $8 million to $10 million of investment spending will be necessary in 2006 to support customer service and supply chain initiatives, and to support important new marketing programs to increase market share. It is expected that the benefits of these programs will reduce inventories, increase the number of technicians being served and lower costs. Snap-on also expects to realize $13 million of annual cost savings in 2006 associated with ongoing initiatives to further improve its manufacturing facilities. The company will invest an additional $10 million to $15 million of capital expenditures to upgrade U.S. manufacturing plants.

Additionally, as part of ongoing initiatives aimed at integrating the company’s global operating footprint and lowering its cost structure, Snap-on expects to incur restructuring costs of approximately $20 million in 2006, consistent with 2005 levels.

In the Financial Services segment, Snap-on expects results to continue to be under pressure from rising interest rates, although not as significantly as in 2005.

Snap-on also anticipates that the impact of adopting new stock option accounting rules, at current and anticipated grant levels, will reduce consolidated operating income in 2006 by approximately $6 million to $8 million. As a result of retiring $100 million of its debt in October 2005, Snap-on expects lower interest expense for 2006. Snap-on believes its 2006 effective tax rate will approximate 35%, compared with the 37.2% incurred in 2005.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Risk Management

Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations and restrictions on movement of funds. Foreign exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency. To manage these exposures, Snap-on identifies naturally offsetting positions and then generally purchases hedging instruments to protect the residual net anticipated exposures. Snap-on’s financial position and results of operations have not been materially affected by such events to date. See Note 11 to the Consolidated Financial Statements for further discussion of foreign currency risk management.

Interest Rate Risk Management

Snap-on’s interest rate risk management policies are designed to reduce the potential earnings volatility that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities. See Note 11 to the Consolidated Financial Statements for further discussion of interest rate risk management.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at December 31, 2005, was $0.3 million on interest rate-sensitive financial instruments and $0.4 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information and other financial and qualitative factors that may affect the borrower’s ability to repay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC loan originations with recourse provisions against Snap-on (primarily for dealer van loans). At December 31, 2005, $19.2 million of loans originated by SOC have a recourse provision to Snap-on if the loans become more than 90 days past due. For additional information on SOC, refer to the section entitled “Consolidated Joint Venture” in this Management’s Discussion and Analysis and Notes 2 and 7 to the Consolidated Financial Statements.

Commodity Risk

The company is a purchaser of certain commodities, including steel and energy sources such as natural gas and electricity. The company is also a purchaser of components and parts that are integrated into the company’s end products, as well as the purchaser of certain finished goods, all of which may contain various commodities including steel, aluminum and others. Snap-on’s supply of raw materials and purchased components are generally and readily available from numerous suppliers.

Snap-on experienced higher pricing related to certain grades and alloys of steel in 2004 and 2005 due to global demand for these materials. The company generally buys these commodities based upon market prices that are established with the vendor as part of the purchase process. The company does not anticipate experiencing any significant pricing or availability issues with regards to 2006 raw material steel purchases.

Several of the company’s distribution channels, particularly the mobile dealer van channel, can be significantly impacted by increases in gasoline and fuel prices. As these costs rise, dealers may limit their driving, resulting in fewer customer calls and generally lower product sales.  Snap-on also experienced higher fuel surcharges on material and product shipments in 2005 as a result of the increase in gasoline and fuel prices.

To the extent that commodity prices increase and the company does not have firm pricing agreements with its suppliers, the company may experience margin declines to the extent that it is not able to increase the selling prices of its products.

Item 8: Financial Statements and Supplementary Data

See List of Financial Statements on page 50.

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

Under the supervision and with the participation of management, including Snap-on’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of this system of disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

Changes in Internal Control

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, Snap-on’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our evaluation under this framework, management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Snap-on Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and our report dated February 20, 2006, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of FASB Interpretation 46R and the change in reportable segments.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Milwaukee, WI
February 20, 2006

Item 9B: Other Information

None.

PART III

Item 10: Directors and Executive Officers of the Registrant

Incorporated by reference to sections entitled “Proposal to be Voted on: Election of Directors,” “Board Committees,” “Board Compensation” and “Other Information” in Snap-on’s Proxy Statement, which is expected to be mailed to shareholders on or around March 13, 2006.

The Section 16(a) filing compliance disclosure pursuant to Item 405 of Regulation S-K is contained in Snap-on’s Proxy Statement, which is expected to be mailed to shareholders on or around March 13, 2006, in the section entitled “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The executive officers of Snap-on, their ages, and their titles as of December 31, 2005, and positions held during the last five years are listed below.

Jack D. Michaels (68) – Chairman, President and Chief Executive Officer since November 2004. Prior to joining Snap-on, Mr. Michaels was Chairman of the Board of HNI Corporation, a manufacturer and marketer of office furniture and gas and wood-burning fireplaces, since 1996. Mr. Michaels was also HNI’s Chief Executive Officer from 1991 to 2004 and President from 1990 to 2003.

Martin M. Ellen (52) – Senior Vice President – Finance and Chief Financial Officer since November 2002. Prior to joining Snap-on, Mr. Ellen was Vice President and Chief Financial Officer for Cabot Microelectronics Corporation, a spin-off of Cabot Corporation from March 2001 through October 2002. Mr. Ellen joined Cabot Microelectronics after serving as Senior Vice President and Chief Financial Officer of Whitman Corporation from October 1998 through the closing of its merger with PepsiAmericas, Inc. in 2001.

Alan T. Biland (47) – Senior Vice President and President – Snap-on Tools Company LLC since March 2005. Chief Information Officer and President — Diagnostics and Information Group from June 2001 to March 2005. Vice President – Chief Information Officer from April 1998 to June 2001.

Nicholas T. Pinchuk (59) – Senior Vice President and President — Worldwide Commercial and Industrial Group since June 2002. Prior to joining Snap-on, Mr. Pinchuk was President of Global Refrigeration Operations for Carrier Corporation, a producer of air conditioning, heating and refrigeration systems, and a subsidiary of United Technologies Corporation, from July 1997 to June 2001.

Sharon M. Brady (55) – Vice President and Chief Human Resources Officer since January 2004. Vice President – Human Resources from December 1998 to January 2004.

Constance R. Johnsen (48) – Vice President and Controller since October 2003. Director, Corporate Financial Reporting from July 2000 to October 2003.

Susan F. Marrinan (57) – Vice President, Secretary and Chief Legal Officer since January 2004. Vice President, Secretary and General Counsel from January 1992 to January 2004.

Jeanne M. Moreno (51) – Vice President and Chief Information Officer since March 2005. Prior to joining Snap-on, Ms. Moreno was Senior Vice President of Corporate Services and Chief Information Officer for Citrix Systems, a leader in access infrastructure software. From 1994 to 2000, she was Vice President and Chief Information Officer of BMC Software Corporation.

Thomas J. Ward (53) — Vice President and President – Diagnostics and Information Group since March 2005. President – Worldwide Diagnostics from July 2001 to March 2005. Vice President of Diagnostics from February 2000 to July 2001.

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

Code of Ethics and Website Disclosure

Snap-on has adopted a written code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, Vice President and Controller, and all other financial officers and executives performing similar functions. Snap-on has posted a copy of the code of ethics in the Investors section of its corporate website at www.snapon.com. Shareholders may request a copy of the code of ethics in print, free of charge, by written request directed to the Corporate Secretary, 2801 80th Street, Kenosha, Wisconsin 53143.

Snap-on intends to satisfy the disclosure requirements under Item 10 of Form 10-K regarding amendments to, or waivers from, the code of ethics by posting such information in the Investors section of its corporate website at www.snapon.com.

Item 11: Executive Compensation

The information required by Item 11 is contained in Snap-on’s Proxy Statement, which is expected to be mailed to shareholders on or around March 13, 2006, in the section entitled “Executive Compensation” and “Other Information” and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is contained in Snap-on’s Proxy Statement, which is expected to be mailed to shareholders on or around March 13, 2006, in the section entitled “Executive Compensation” and “Other Information” and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

None.

Item 14: Principal Accountant Fees and Services

Incorporated by reference to the sections entitled “Audit Committee Report” and “Deloitte & Touche LLP Fee Disclosure” in Snap-on’s Proxy Statement, which is expected to be mailed to shareholders on or around March 13, 2006.

PART IV

Item 15: Exhibits and Financial Statement Schedules

Item 15(a): Documents Filed as Part of This Report:

1. List of Financial Statements

The following consolidated financial statements of Snap-on and the Report of Independent Registered Public Accounting Firm thereon, are filed as part of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Earnings for the years ended December 31, 2005, January 1, 2005, and January 3, 2004.

Consolidated Balance Sheets as of December 31, 2005, and January 1, 2005.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2005, January 1, 2005, and January 3, 2004.

Consolidated Statements of Cash Flow for the years ended December 31, 2005, January 1, 2005, and January 3, 2004.

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3. List of Exhibits

The exhibits filed with or incorporated by reference in this report are as specified in the exhibit index on pages 88 through 89 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Snap-on Incorporated:

We have audited the accompanying consolidated balance sheets of Snap-on Incorporated and subsidiaries (the “Company”) as of December 31, 2005 and January 1, 2005, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Snap-on Incorporated and subsidiaries as of December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation 46R, Consolidation of Variable Interest Entities, and, accordingly, began consolidating Snap-on Credit LLC as of January 4, 2004, and, as discussed in Note 17 to the consolidated financial statements, the Company changed its reportable segments in 2005 and 2004.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Milwaukee, WI
February 20, 2006

Consolidated Statements of Earnings
	For the Fiscal Years Ended
(Amounts in millions, except per share data)	2005	2004	2003
Net sales	$2,308.6	$2,329.1	$2,233.2
Financial services revenue	53.6	78.1	--

Total revenue	2,362.2	2,407.2	2,233.2
Cost of goods sold	(1,288.7)	(1,319.8)	(1,268.5)
Operating expenses	(905.5)	(945.1)	(858.4)
Net finance income	--	--	43.8

Operating earnings	168.0	142.3	150.1
Interest expense	(21.7)	(23.0)	(24.4)
Other income (expense) - net	1.7	1.1	(9.0)

Earnings before income taxes	148.0	120.4	116.7
Income tax expense	(55.1)	(38.7)	(38.0)

Net earnings	$92.9	$81.7	$78.7

Earnings per share:
Basic	$1.61	$1.41	$1.35
Diluted	$1.59	$1.40	$1.35
Weighted-average shares outstanding:
Basic	57.8	57.9	58.2
Effect of dilutive options	0.6	0.4	0.2

Diluted	58.4	58.3	58.4

Dividends paid per common share	$1.00	$1.00	$1.00

See Notes to Consolidated Financial Statements

Consolidated Balance Sheets
(Amounts in millions, except share data)	December 31, 2005	January 1, 2005
ASSETS
Current assets
Cash and cash equivalents	$170.4	$150.0
Accounts receivable - net of allowances	485.9	542.0
Inventories	283.2	341.9
Deferred income tax benefits	76.3	77.1
Prepaid expenses and other assets	57.1	81.6

Total current assets	1,072.9	1,192.6
Property and equipment - net	295.5	313.6
Deferred income tax benefits	57.8	9.4
Goodwill	398.3	441.1
Other intangibles - net	64.0	70.0
Pension assets	20.6	159.7
Other assets	99.3	103.7

Total assets	$2,008.4	$2,290.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$135.4	$194.9
Notes payable and current maturities of long-term debt	24.8	127.8
Accrued benefits	35.4	34.5
Accrued compensation	62.2	57.2
Dealer deposits	44.4	46.9
Deferred subscription revenue	26.6	26.2
Income taxes	33.1	21.9
Other accrued liabilities	144.2	164.8

Total current liabilities	506.1	674.2
Long-term debt	201.7	203.2
Deferred income taxes	75.3	76.5
Retiree health care benefits	90.8	89.0
Pension liabilities	92.7	73.3
Other long-term liabilities	79.6	63.2

Total liabilities	1,046.2	1,179.4

Shareholders’ equity
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	--	--
Common stock (authorized 250,000,000 shares of $1 par value; issued
67,049,257 and 67,004,903 shares)	67.0	67.0
Additional paid-in capital	113.3	105.8
Retained earnings	1,143.8	1,108.7
Accumulated other comprehensive income (loss)	(56.6)	129.1
Grantor Stock Trust at fair market value (3,204,308 and 4,278,561 shares)	(120.3)	(147.0)
Treasury stock at cost (5,886,864 and 4,974,764 shares)	(185.0)	(152.9)

Total shareholders’ equity	962.2	1,110.7

Total liabilities and shareholders’ equity	$2,008.4	$2,290.1

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in millions, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Grantor Stock Trust	Treasury Stock	Total Shareholders’ Equity
Balance at December 28, 2002	$66.9	$72.9	$1,064.2	$(123.8)	$(147.5)	$(102.3)	$830.4
Comprehensive income (loss):
Net earnings for 2003	--	--	78.7	--	--	--	78.7
Foreign currency translation	--	--	--	131.5	--	--	131.5
Mark to market for cash flow hedges, net of tax of $1.0
million (net unrealized holding gains of $1.1 million and
net losses reclassified to net income of $0.5 million)	--	--	--	1.6	--	--	1.6
Minimum pension liability, net of tax of $17.8 million	--	--	--	29.3	--	--	29.3

Total comprehensive income (loss)	--	--	--	--	--	--	241.1

Cash dividends-$1.00 per share	--	--	(58.2)	--	--	--	(58.2)
Dividend reinvestment plan	0.1	1.5	--	--	--	--	1.6
Stock compensation plans	--	0.1	--	--	--	--	0.1
Grantor Stock Trust - 314,168 shares	--	--	--	--	7.9	--	7.9
Share repurchase - net of reissuance - 448,302 shares	--	--	--	--	--	(12.4)	(12.4)
Tax benefit from certain stock options	--	0.4	--	--	--	--	0.4
Adjustment of Grantor Stock Trust to fair market value	--	19.6	--	--	(19.6)	--	--

Balance at January 3, 2004	67.0	94.5	1,084.7	38.6	(159.2)	(114.7)	1,010.9
Comprehensive income (loss):
Net earnings for 2004	--	--	81.7	--	--	--	81.7
Foreign currency translation	--	--	--	65.9	--	--	65.9
Mark to market for cash flow hedges, net of tax of $0.9
million (net unrealized holding gains of $1.1 million and
net losses reclassified to net income of $0.4 million)	--	--	--	1.5	--	--	1.5
Minimum pension liability, net of tax of $14.3 million	--	--	--	23.1	--	--	23.1

Total comprehensive income (loss)	--	--	--	--	--	--	172.2

Cash dividends - $1.00 per share	--	--	(57.7)	--	--	--	(57.7)
Dividend reinvestment plan	--	1.4	--	--	--	--	1.4
Stock compensation plans	--	0.2	--	--	--	--	0.2
Grantor Stock Trust - 729,248 shares	--	--	--	--	20.1	--	20.1
Share repurchase - 1,200,000 shares	--	--	--	--	--	(38.2)	(38.2)
Dealer stock purchase plan discount	--	0.1	--	--	--	--	0.1
Accelerated vesting of stock options	--	0.4	--	--	--	--	0.4
Tax benefit from certain stock options	--	1.3	--	--	--	--	1.3
Adjustment of Grantor Stock Trust to fair market value	--	7.9	--	--	(7.9)	--	--

Balance at January 1, 2005	67.0	105.8	1,108.7	129.1	(147.0)	(152.9)	1,110.7
Comprehensive income (loss):
Net earnings for 2005	--	--	92.9	--	--	--	92.9
Foreign currency translation	--	--	--	(92.5)	--	--	(92.5)
Mark to market for cash flow hedges, net of tax of $0.2
million (net unrealized holding losses of $0.5 million and
net losses reclassified to net income of $0.2 million)	--	--	--	(0.3)	--	--	(0.3)
Minimum pension liability, net of tax of $58.8 million	--	--	--	(92.9)	--	--	(92.9)

Total comprehensive income (loss)	--	--	--	--	--	--	(92.8)

Cash dividends - $1.00 per share	--	--	(57.8)	--	--	--	(57.8)
Dividend reinvestment plan	--	1.2	--	--	--	--	1.2
Stock compensation plans	--	0.2	--	--	--	--	0.2
Grantor Stock Trust - 1,074,253 shares	--	--	--	--	29.6	--	29.6
Share repurchase - 912,100 shares	--	--	--	--	--	(32.1)	(32.1)
Tax benefit from certain stock options	--	3.2	--	--	--	--	3.2
Adjustment of Grantor Stock Trust to fair market value	--	2.9	--	--	(2.9)	--	--

Balance at December 31, 2005	$67.0	$113.3	$1,143.8	$(56.6)	$(120.3)	$(185.0)	$962.2

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flow
	For the Fiscal Years Ended
(Amounts in millions)	2005	2004	2003
Operating activities:
Net earnings	$92.9	$81.7	$78.7
Adjustments to reconcile net earnings to net cash provided (used)
by operating activities:
Depreciation	49.5	58.5	58.2
Amortization of other intangibles	2.7	2.5	2.1
Deferred income tax provision	14.6	21.6	9.9
Loss (gain) on sale of assets	(1.1)	(2.8)	0.2
Loss (gain) on mark to market for cash flow hedges	(0.1)	1.5	1.6
Changes in operating assets and liabilities:
(Increase) decrease in receivables	31.5	38.6	64.3
(Increase) decrease in inventories	39.5	23.7	60.7
(Increase) decrease in prepaid and other assets	20.2	(81.9)	(68.9)
Increase (decrease) in accounts payable	(51.3)	(9.6)	4.4
Increase (decrease) in accruals and other liabilities	22.7	13.0	(34.2)

Net cash provided by operating activities	221.1	146.8	177.0

Investing activities:
Capital expenditures	(40.1)	(38.7)	(29.4)
Proceeds from disposal of property and equipment	8.9	17.3	8.7
Other	0.3	0.6	0.1

Net cash used in investing activities	(30.9)	(20.8)	(20.6)

Financing activities:
Payment of long-term debt	(100.3)	(0.5)	(0.3)
Net decrease in short-term borrowings	(2.5)	(2.9)	(28.9)
Purchase of treasury stock	(32.1)	(38.2)	(12.5)
Proceeds from stock purchase and option plans	31.1	23.6	10.0
Cash dividends paid	(57.8)	(57.7)	(58.2)
Proceeds from termination of interest rate swap agreement	--	--	5.1

Net cash used in financing activities	(161.6)	(75.7)	(84.8)

Effect of exchange rate changes on cash and cash equivalents	(8.2)	3.6	6.1

Increase in cash and cash equivalents	20.4	53.9	77.7
Cash and cash equivalents at beginning of year	150.0	96.1	18.4

Cash and cash equivalents at end of year	$170.4	$150.0	$96.1

Supplemental cash flow disclosures:
Cash paid for interest	$(21.4)	$(22.9)	$(24.1)
Net cash paid for income taxes	(30.5)	(22.0)	(39.8)

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1: Nature of Operations

Snap-on Incorporated (“Snap-on” or “the company”) was incorporated under the laws of the state of Wisconsin in 1920 and reincorporated under the laws of the state of Delaware in 1930. Snap-on is a leading global innovator, manufacturer and marketer of high-quality tool, diagnostic, service and equipment solutions for professional tool and equipment users under various brands and trade names. Product lines include a broad range of hand and power tools, tool storage, saws and cutting tools, pruning tools, vehicle service diagnostics equipment, vehicle service equipment, including wheel service, safety testing and collision repair equipment, vehicle service information, business management systems, equipment repair services, and other tool and equipment solutions. Snap-on also derives income from various financing programs to facilitate the sales of its products. Snap-on’s customers include automotive technicians, vehicle service centers, manufacturers, industrial tool and equipment users, and those involved in commercial applications such as construction, electrical and agriculture. Products are sold through Snap-on’s franchised dealer van, company-direct, distributor and Internet sales channels.

Note 2: Summary of Accounting Policies

Principles of consolidation and presentation: The consolidated financial statements include the accounts of Snap-on, its majority-owned subsidiaries and, beginning in 2004, Snap-on Credit LLC (“SOC”), a 50%-owned joint venture with The CIT Group, Inc. (“CIT”). Snap-on’s consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities (an interpretation of ARB No. 51),” which became effective for Snap-on at the beginning of its 2004 fiscal year. FIN No. 46R provides consolidation guidance regarding the identification of variable interest entities (“VIE”) for which control is achieved through means other than through voting rights. FIN No. 46R provides guidance in determining if a business enterprise is the primary beneficiary of a VIE and whether or not that business enterprise should consolidate the VIE for financial reporting purposes. Based on the company’s analysis of FIN No. 46R, the company concluded that Snap-on would consolidate SOC as of January 4, 2004, the beginning of Snap-on’s 2004 fiscal year. Snap-on previously accounted for SOC using the equity method. As Snap-on consolidated SOC on a prospective basis, previously issued financial statements have not been restated. The impact of the consolidation of SOC on Snap-on’s consolidated balance sheet was not significant. Refer to Note 7 for additional information on SOC. As a result of the consolidation of SOC in fiscal 2004, Snap-on began reporting the results of its finance operations as a new business segment, “Financial Services.” Refer to Note 17 for information on Snap-on’s business segments.

Financial services: Beginning in 2004, financial services revenue consists of SOC’s sales of originated contracts and service fee income, as well as installment contract revenue and dealer loan receivable revenue derived from SOC and Snap-on’s wholly owned international finance operations. Administrative expenses from Snap-on’s financial services business are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

Net finance income: In 2003, prior to the consolidation of SOC, net finance income consisted of royalty and management fees received from SOC based on the volume of financings originated by SOC, as well as installment contract revenue and dealer loan receivable revenue derived from Snap-on’s wholly owned international finance operations, net of administrative expenses. Administrative expenses related to Snap-on’s wholly owned international finance operations totaled $13.4 million in 2003.

Fiscal year accounting period: Snap-on’s fiscal year ends on the Saturday nearest December 31. The 2005 and 2004 fiscal years each contained 52 weeks and ended on December 31, 2005, and January 1, 2005, respectively. Snap-on’s 2003 fiscal year contained 53 weeks and ended on January 3, 2004.

Use of estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition: Snap-on recognizes revenue when all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) delivery has occurred or services have been rendered. Snap-on maintains an accrual for estimated future product returns based upon historical product return experience and assumptions for the gross profit margin and volume of future sales returns. Franchise fee revenue is recognized as the fees are earned; such revenue was not material in any year. Subscription revenue is deferred and recognized over the life of the subscription.

Research and engineering: Research and engineering costs are charged to expense in the year incurred. For 2005, 2004 and 2003, research and engineering costs totaled $50.0 million, $58.2 million and $57.0 million.

Shipping and handling: Amounts billed to customers for shipping and handling are included as a component of sales. Costs incurred by Snap-on for shipping and handling are generally included as a component of cost of goods sold when the costs relate to manufacturing activities. In 2005, 2004 and 2003, Snap-on incurred shipping and handling charges of $17.9 million, $17.0 million and $15.9 million that were recorded in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings. Shipping and handling costs incurred in conjunction with selling or distribution activities are generally included as a component of operating expenses. In 2005, 2004 and 2003, Snap-on incurred shipping and handling charges of $62.6 million, $57.8 million and $50.3 million that were recorded in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

Advertising and promotion: Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are generally expensed when incurred. For 2005, 2004 and 2003, advertising and promotion expense totaled $47.1 million, $49.8 million and $51.0 million.

Warranties: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. See Note 16 for further discussion of warranties.

Minority interest: Minority interest in income of consolidated subsidiaries for 2005, 2004 and 2003 totaled $3.6 million, $2.0 million and $3.1 million and is included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. At the end of 2005 and 2004, minority interest in subsidiaries totaled $16.4 million and $22.3 million and is included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.

Foreign currency translation: The financial statements of Snap-on’s foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Assets and liabilities of foreign subsidiaries are translated at current rates of exchange, and income and expense items are translated at the average exchange rate for the period. The resulting translation adjustments are recorded directly into “Accumulated other comprehensive income (loss)” in the accompanying Consolidated Balance Sheets. Foreign exchange transactions resulted in a pretax gain of $0.7 million in 2005, and pretax losses of $0.7 million in 2004 and $6.6 million in 2003. Foreign exchange transaction gains and losses are reported in “Other income (expense) — net” on the accompanying Consolidated Statements of Earnings.

Income taxes: Deferred income taxes are provided for temporary differences arising from differences in bases of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences at the tax rate expected to be in effect when the temporary differences reverse. See Note 9 for further discussion of income taxes.

Per share data: Basic earnings per share calculations were computed by dividing net earnings by the corresponding weighted-average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Snap-on had dilutive shares as of year-end 2005, 2004 and 2003, of 584,222 shares, 448,098 shares and 171,395 shares. Options to purchase 612,892 shares, 2,352,111 shares and 3,694,950 shares of Snap-on common stock at year-end 2005, 2004 and 2003 were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common stock for the respective year and, as a result, the effect on earnings per share would be anti-dilutive.

Stock-based employee compensation arrangements: Snap-on has various stock-based employee compensation plans. Snap-on accounts for its stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” See Note 14 for further discussion of stock options and purchase plans.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” See “New accounting standards” (below) for information on the company’s adoption of SFAS No. 123(R).

Derivatives: Snap-on utilizes derivative financial instruments, including interest rate swaps and foreign exchange contracts, to manage its exposure to interest rate and foreign currency exchange rate risks. Snap-on accounts for its derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149. Snap-on does not hold or issue financial instruments for speculative or trading purposes. See Note 11 for further discussion of derivatives.

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

Approximately 3,200 employees, or 28% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. Of these, approximately 1,240 are covered under various European national union agreements that are renewed on an annual basis. Approximately 610 employees are covered under agreements expiring in 2006, including approximately 280 covered under various European national union agreements. In recent years, Snap-on has not experienced any significant work slow-downs, stoppages or other labor disruptions.

Cash equivalents: Snap-on considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Accounts receivable and allowance for doubtful accounts: Accounts receivable are carried at face value less an estimated allowance for doubtful accounts. The allowance for doubtful accounts is established and periodically updated based upon known bad debt risks and estimates of potential uncollectible accounts receivable based upon past loss history, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of net receivables. A change to the allowance for doubtful accounts may be required if future events or other changes in circumstances result in a change in the estimate of the ultimate collectibility of a specific account or accounts.

Inventories: Inventories consist of manufactured products and merchandise for resale. Manufactured products include the costs of materials, labor and manufacturing overhead. Most of Snap-on’s inventories are valued at the lower of cost, on the “first-in, first-out” (“FIFO”) basis, or market. Remaining inventories are generally valued at cost, on the “last-in, first-out” (“LIFO”) basis. Inventories accounted for using the FIFO basis represented approximately 63% and 65% of the total gross inventories at December 31, 2005, and January 1, 2005. See Note 4 for further discussion of inventories.

Property and equipment: Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over estimated useful lives. Major repairs that extend the useful life of an asset are capitalized, while routine maintenance and repairs are expensed as incurred. Capitalized software included in property and equipment reflects costs related to internally developed or purchased software for internal use and is amortized on a straight-line basis over their estimated useful lives. Development costs for computer software to be sold, leased or otherwise marketed externally are also capitalized once technological feasibility has been achieved and are amortized on a straight-line basis over their estimated useful lives. Capitalized software is subject to an ongoing assessment of recoverability based upon anticipated future revenues and identified changes in hardware and software technologies. Long-lived assets are evaluated for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 5 for further discussion of property and equipment.

Goodwill and other intangible assets: SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the testing of goodwill and indefinite-lived intangible assets for impairment, at least annually. Snap-on evaluates annually, and when significant changes in expected long-term performance or other events arise, the existence of goodwill and indefinite-lived intangible asset impairment on the basis of whether the assets are fully recoverable from projected, discounted cash flows of the related business unit. See Note 6 for further discussion of goodwill and other intangible assets.

New accounting standards: In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment,” which requires entities to recognize the cost of employee services in exchange for awards of equity or liability instruments based on the grant-date fair value of those awards (with limited exceptions). That cost, based on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. SFAS No. 123(R) also requires entities to remeasure awards of liability instruments at each reporting date, through the settlement date, based on current fair value. Changes in fair value of liability instruments during the requisite service period will be recognized as compensation cost over that service period. Upon adoption, the grant date fair value of employee share options and similar instruments will be estimated using the Black-Scholes option-pricing model adjusted for the unique characteristics of those instruments. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The company will adopt the provisions of SFAS No. 123(R) on January 1, 2006, using the modified prospective application permitted under this statement. The adoption of SFAS No. 123(R) will result in the company recording expense for (i) the unvested portion of grants issued prior to the adoption of SFAS No. 123(R), and (ii) new grant issuances, both of which will be expensed over the requisite service period.

Snap-on anticipates that the impact of adopting SFAS No. 123(R), at current and anticipated grant levels, will reduce consolidated operating income in 2006 by approximately $6 million to $8 million for full-year fiscal 2006. Actual share-based compensation expense in fiscal 2006 will depend, however, on a number of factors, including the amount of new awards granted in 2006, the fair value of those awards at the date of grant, and the fair value of the company’s stock. In addition, Snap-on expects to record, in the first quarter of 2006, a charge for the outstanding liability-based awards as of January 1, 2006, as a cumulative effect of a change in accounting principle. The company does not believe that this charge will have a material impact on the company’s consolidated financial position or results of operations.

See Note 14 for further discussion of stock options and purchase plans and the pro forma effect on net earnings and earnings per share as if Snap-on had applied the fair value recognition provisions of SFAS No. 123.

FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143, was issued in March 2005 and is effective for fiscal years ending after December 15, 2005. FIN No. 47 provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. FIN No. 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. The company does not believe the adoption of FIN No. 47 will have a material impact on the company’s consolidated financial position or results of operations.

Note 3: Accounts Receivable

Accounts receivable include trade accounts, installment and other receivables, including the current portion of dealer financing receivables. The components of Snap-on’s current accounts receivable as of fiscal year-end 2005 and 2004 are as follows:

(Amounts in millions)	2005	2004
Trade accounts receivable	$414.8	$487.6
Installment receivables, net of unearned finance
charges of $7.3 million and $12.3 million	51.0	51.0
Other accounts receivable	55.0	49.9

Total	520.8	588.5
Allowances for doubtful accounts	(34.9)	(46.5)

Total accounts receivable - net	$485.9	$542.0

The long-term portion of accounts receivable is classified in “Other assets” on the accompanying Consolidated Balance Sheets and is comprised of installment and other receivables, including dealer financing receivables, with payment terms that are due beyond one year. The components of Snap-on’s long-term accounts receivable as of fiscal year-end 2005 and 2004 are as follows:

(Amounts in millions)	2005	2004
Installment receivables, net of unearned finance
charges of $9.4 million and $7.6 million	$41.2	$50.9
Other long-term accounts receivable	18.9	18.8

Total	$60.1	$69.7

The following is a roll-forward of the allowance for doubtful accounts for fiscal 2005, 2004 and 2003:

(Amounts in millions)	Balance at Beginning of Year	Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2005	$46.5	$21.8	$(33.4)	$34.9
Year ended January 1, 2005	$45.0	$34.3	$(32.8)	$46.5
Year ended January 3, 2004	$41.2	$34.1	$(30.3)	$45.0

(1) Represents write-offs of bad debts and the impact of currency translation.

Note 4: Inventories

Inventories by major classification as of fiscal year-end 2005 and 2004 are as follows:

(Amounts in millions)	2005	2004
Finished goods	$269.0	$308.6
Work in progress	33.6	40.0
Raw materials	62.7	69.6

Total FIFO value	365.3	418.2
Excess of current cost over LIFO cost	(82.1)	(76.3)

Total inventories	$283.2	$341.9

LIFO inventory liquidations resulted in a reduction of “Cost of goods sold” on the accompanying Consolidated Statements of Earnings of $9.6 million in 2005 and $4.0 million in 2004.

Note 5: Property and Equipment

Snap-on’s property and equipment values, which are carried at cost, as of fiscal year-end 2005 and 2004 are as follows:

(Amounts in millions)	2005	2004
Land	$23.4	$25.7
Buildings and improvements	229.2	223.0
Machinery and equipment	556.1	578.9

	808.7	827.6
Accumulated depreciation and amortization	(513.2)	(514.0)

Property and equipment - net	$295.5	$313.6

The estimated service lives of property and equipment are principally as follows:

Buildings and improvements	3 to 50 years
Machinery and equipment	2 to 15 years
Computer software	2 to 7 years
Transportation vehicles	2 to 6 years

Snap-on entered into a 20-year capital lease for office and distribution facilities in Japan for the Snap-on Dealer Group operations in 2005, which is included in “Buildings and improvements” above. The impact of recording the capital lease commitment was excluded from the accompanying 2005 Consolidated Statements of Cash Flow as the recording of the capital lease commitment was a “non-cash” item.

Depreciation expense was $49.5 million, $58.5 million and $58.2 million in fiscal 2005, 2004 and 2003.

Note 6: Acquired Intangible Assets

The changes in the carrying amount of segment goodwill for fiscal 2004 and 2005 are as follows:

(Amounts in millions)	Snap-on Dealer Group	Commercial and Industrial Group	Diagnostics and Information Group	Total
Balance as of January 3, 2004	$12.3	$336.1	$69.2	$417.6
Finalization of purchase accounting	--	(1.1)	(0.1)	(1.2)
Sale of business	--	(0.8)	--	(0.8)
Currency translation	--	25.4	0.1	25.5

Balance as of January 1, 2005	12.3	359.6	69.2	441.1
Currency translation	--	(42.7)	(0.1)	(42.8)

Balance as of December 31, 2005	$12.3	$316.9	$69.1	$398.3

Additional disclosures related to other intangible assets as of fiscal year-end 2005 and 2004 are as follows:

	2005		2004
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Trademarks	$2.6	$(0.7)	$2.8	$(0.6)
Patents	31.5	(13.6)	33.6	(14.0)

Total	34.1	(14.3)	36.4	(14.6)
Unamortized other intangible assets:
Trademarks	44.2	--	48.2	--

Total	$78.3	$(14.3)	$84.6	$(14.6)

The weighted-average amortization period is 35 years for trademarks and 16 years for patents. The weighted-average amortization period for trademarks and patents on a combined basis is 20 years.

The aggregate amortization expense for 2005, 2004 and 2003 was $2.7 million, $2.5 million and $2.1 million. Total estimated annual amortization expense expected for each of the next five fiscal years, based on current levels of intangible assets, is $1.9 million.

Note 7: Snap-on Credit LLC Joint Venture

SOC, a consolidated, 50%-owned joint venture between Snap-on and CIT, provides a broad range of financial services to Snap-on’s U.S. dealer and customer network and to Snap-on’s industrial and other customers. Snap-on began consolidating SOC as of January 4, 2004, the beginning of Snap-on’s 2004 fiscal year, as a result of the adoption of FIN No. 46R. Snap-on previously accounted for SOC using the equity method. Snap-on and CIT have identical voting and participation rights and responsibilities in SOC. See Note 2 for further discussion of SOC.

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

SOC sells substantially all of its originated contracts on a limited recourse basis to CIT, net of certain fees. SOC continues to service these contracts for an estimated market-rate servicing fee. In 2005, SOC originated contracts totaling $413.8 million, compared to $481.2 million in 2004 and $522.4 million in 2003.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions against Snap-on (primarily for dealer van loans). At December 31, 2005, and January 1, 2005, $19.2 million and $14.8 million of loans, with terms ranging from six months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of December 31, 2005, was not material.

CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis, with a combined maximum borrowing limit not to exceed $24 million. As of December 31, 2005, SOC owed both Snap-on and CIT $3.9 million each pursuant to this agreement.

Snap-on’s exposure related to SOC as of December 31, 2005, was its $0.7 million investment and the $3.9 million working capital loan plus the recourse obligations on customer financings, both discussed above.

Note 8: Exit or Disposal Activities

During 2005, Snap-on recorded costs associated with exit and disposal activities of $19.3 million, including $3.0 million included in “Cost of goods sold” and $16.3 million included in “Operating expenses” on the accompanying Consolidated Statements of Earnings. Of the $19.3 million of costs incurred in 2005, $15.5 million qualified for accrual treatment. Costs associated with exit and disposal activities incurred in 2005 primarily related to headcount reductions at multiple North American facilities; consolidation of several U.S. dealer branch locations; headcount reductions at German and U.K. diagnostics’ facilities; the closure of a Swedish saw plant that was consolidated into the company’s Portugal operations; consolidation of European administration and sales support functions; and management realignment actions at various other Snap-on facilities.

Snap-on’s 2005 exit and disposal accrual activity related to 2005 actions was as follows:

(Amounts in millions)	Provision in 2005	Usage in 2005	Balance at December 31, 2005
Severance costs:
Snap-on Dealer Group	$2.9	$(2.3)	$0.6
Commercial and Industrial Group	4.6	(4.0)	0.6
Diagnostics and Information Group	2.7	(2.7)	--
Financial Services	0.9	(0.5)	0.4
Corporate	2.8	(2.1)	0.7
Facility consolidation or closure costs:
Snap-on Dealer Group	0.8	(0.3)	0.5
Commercial and Industrial Group	0.1	--	0.1

Total	$14.8	$(11.9)	$2.9

Exit and disposal accrual usage of $11.9 million in 2005 consisted of $11.6 million for severance payments and $0.3 million for facility consolidation or closure costs. Snap-on anticipates that the severance cost accrual associated with its 2005 exit and disposal activities will be fully utilized by the end of 2006. The utilization of the facility consolidation or closure costs will extend beyond 2006 primarily due to longer-term lease obligations.

During 2004, Snap-on recorded costs associated with exit and disposal activities of $21.7 million, including $16.0 million included in “Cost of goods sold” and $5.7 million included in “Operating expenses” on the accompanying Consolidated Statements of Earnings. Of the $21.7 million of costs incurred in 2004, $10.5 million qualified for accrual treatment, including $4.2 million related to 2003 activities. Snap-on’s exit and disposal accrual activity related to 2004 actions was as follows:

(Amounts in millions)	Provision in 2004	Usage in 2004	Balance at January 1, 2005	Provision in 2005	Usage in 2005	Balance at December 31, 2005
Severance costs:
Snap-on Dealer Group	$0.1	$--	$0.1	$--	$(0.1)	$--
Commercial and Industrial Group	5.5	(3.3)	2.2	0.1	(2.1)	0.2
Diagnostics and Information Group	0.4	(0.2)	0.2	0.1	(0.3)	--
Facility consolidation or closure costs:
Commercial and Industrial Group	0.3	(0.2)	0.1	0.5	(0.1)	0.5

Total	$6.3	$(3.7)	$2.6	$0.7	$(2.6)	$0.7

Exit and disposal accrual usage of $2.6 million in 2005 consisted of $2.5 million for severance payments and $0.1 million for facility consolidation or closure costs. Snap-on’s exit and disposal activities related to its 2004 actions are anticipated to be completed in early 2006.

During 2003, Snap-on recorded costs associated with exit and disposal activities of $30.2 million, including $25.8 million included in “Cost of goods sold” and $4.4 million included in “Operating expenses” on the accompanying Consolidated Statements of Earnings. The exit and disposal accrual remaining at January 1, 2005, of $0.9 million for the 2003 actions was consumed primarily by severance payments in the first half of 2005.

Snap-on expects to fund the remaining cash requirements of its 2005 and 2004 exit and disposal activities with cash flow from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 9: Income Taxes

The source of earnings before income taxes consisted of the following:

(Amounts in millions)	2005	2004	2003
U.S.	$48.8	$72.3	$62.2
Foreign	99.2	48.1	54.5

Total earnings before income taxes	$148.0	$120.4	$116.7

The provision (benefit) for income taxes consisted of the following:

(Amounts in millions)	2005	2004	2003
Current:
Federal	$9.1	$(3.7)	$10.2
Foreign	27.2	21.2	12.9
State	4.2	(0.4)	1.0

Total current	40.5	17.1	24.1

Deferred:
Federal	13.4	24.4	8.1
Foreign	1.3	(4.3)	3.4
State	(0.1)	1.5	2.4

Total deferred	14.6	21.6	13.9

Total income tax provision	$55.1	$38.7	$38.0

A reconciliation of the statutory federal income tax rate to Snap-on’s effective tax rate is as follows:

	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	1.9	1.5	1.9
Extraterritorial income exclusion	(1.6)	(2.8)	(2.3)
Change in valuation allowance for foreign losses	1.4	2.6	1.0
Adjustments to tax accruals and reserves	(1.1)	(2.9)	(2.5)
Foreign rate differences	(2.1)	(1.8)	(1.3)
Repatriation of qualifying foreign dividends under
the American Jobs Creation Act of 2004	2.2	--	--
Other	1.5	0.5	0.8

Effective tax rate	37.2%	32.1%	32.6%

Temporary differences that give rise to the net deferred tax asset are as follows:

(Amounts in millions)	2005	2004	2003
Current deferred income tax assets:
Inventories	$23.4	$34.2	$28.2
Accruals not currently deductible	48.6	39.2	32.3
Restructuring and other non-recurring accruals	--	0.6	1.3
Other	1.8	1.6	2.7

Total current (included in deferred income tax
benefits and other accrued liabilities)	73.8	75.6	64.5

Long-term deferred income tax assets (liabilities):
Employee benefits	58.0	(2.3)	37.2
Net operating losses	53.8	58.1	48.7
Depreciation	(55.0)	(36.7)	(45.2)
SOC securitization	(35.5)	(41.9)	(21.2)
Valuation allowance	(42.2)	(43.5)	(37.8)
Other	3.4	(0.8)	0.1

Total long term	(17.5)	(67.1)	(18.2)

Net deferred income tax asset	$56.3	$8.5	$46.3

At December 31, 2005, Snap-on had tax net operating loss carryforwards totaling $270.2 million as follows:

(Amounts in millions)	State	U.S.	Foreign	Total
Year of expiration:
2006-2010	$0.9	$--	$2.5	$3.4
2011-2015	72.1	--	12.2	84.3
2016-2020	59.0	--	--	59.0
2021-2025	14.1	--	--	14.1
Indefinite	--	--	109.4	109.4

Total net operating loss carryforwards	$146.1	$--	$124.1	$270.2

A valuation allowance totaling $42.2 million, $43.5 million and $37.8 million in 2005, 2004 and 2003 has been established for deferred income tax benefits related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

In October 2004 the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law. The AJCA creates a one-time tax incentive for U.S. corporations to repatriate accumulated foreign earnings by providing a tax deduction of 85% of qualifying dividends received from foreign affiliates. Under the provisions of the AJCA, Snap-on repatriated approximately $93 million of qualifying dividends in the second half of 2005, which resulted in additional income tax expense of $3.3 million for the year. Of the additional $3.3 million income tax expense, $2.8 million was recorded in the third quarter based on plans to repatriate approximately $75 million of qualifying dividends. Additional income tax expense of $0.5 million was recorded in the fourth quarter of 2005 as the amount repatriated increased by approximately $18 million over earlier estimates. The undistributed earnings of all non-U.S. subsidiaries totaled $173.6 million, $241.2 million and $214.7 million at the end of 2005, 2004 and 2003. Snap-on has not provided any deferred taxes on these undistributed earnings as it considers the undistributed earnings to be permanently invested. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

Note 10: Short-term and Long-term Debt

Notes payable and long-term debt at December 31, 2005, and January 1, 2005, totaled $226.5 million and $331.0 million. Notes payable to banks under uncommitted lines of credit totaled $20.9 million at December 31, 2005, and $2.5 million at January 1, 2005. Amounts payable to CIT pursuant to a working capital agreement with SOC totaled $3.9 million at December 31, 2005. See Note 7 for further discussion of SOC. At January 1, 2005, Snap-on had commercial paper outstanding of $25 million. Snap-on repaid $25 million of commercial paper borrowings in the second quarter of 2005; no commercial paper was outstanding at December 31, 2005.

Average commercial paper and bank notes outstanding were $15.5 million in 2005 and $29.1 million in 2004. The weighted-average interest rate on these instruments was 3.77% in 2005 and 2.12% in 2004. As of December 31, 2005, and January 1, 2005, the weighted-average interest rate on outstanding commercial paper and bank notes was 3.68% and 2.37%.

At December 31, 2005, Snap-on had a $400 million multi-currency revolving credit facility that terminates on July 27, 2009. The $400 million multi-currency revolving credit facility’s financial covenant requires that Snap-on maintain a ratio of debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00. As of December 31, 2005, Snap-on believes that it was in compliance with all covenants of this revolving credit facility.

At December 31, 2005, Snap-on also had $20 million of unused committed bank lines of credit, of which $10 million expires on July 31, 2006, and $10 million expires on August 31, 2006. At December 31, 2005, Snap-on had approximately $420 million of unused available debt capacity under the terms of its revolving credit facility and committed bank lines of credit.

In October 1995, Snap-on issued $100 million of unsecured notes pursuant to a $300 million shelf registration statement filed with the Securities and Exchange Commission in 1994. These 10-year, 6.625% notes were repaid by Snap-on in the fourth quarter of 2005 upon their maturity. The $100 million debt repayment was made with available cash on hand; the company did not borrow any funds under its existing credit facilities or committed bank lines of credit to fund the debt repayment. In August 2001, Snap-on issued an additional $200 million of unsecured notes pursuant to the $300 million shelf registration. The August 2001 notes require semiannual interest payments at the rate of 6.25% and mature in their entirety on August 15, 2011.

Snap-on’s long-term debt as of fiscal year-end 2005 and 2004 consisted of the following:

(Amounts in millions)	2005	2004
Senior unsecured indebtedness	$200.0	$300.0
Other debt	1.7	3.5

	201.7	303.5
Less: current maturities	--	(100.3)

Total long-term debt	$201.7	$203.2

The annual maturities of Snap-on’s long-term debt are not material in any year from 2006 to 2010. On August 15, 2011, the $200 million 6.25% notes will mature in their entirety.

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

Foreign currency derivative instruments: Snap-on has operations in a number of countries that have transactions outside their functional currencies and, as a result, is exposed to changes in foreign currency exchange rates. Snap-on also has intercompany loans to foreign subsidiaries denominated in foreign currencies. Snap-on manages these exposures on a consolidated basis, which allows for netting of certain exposures to take advantage of natural offsets. Forward exchange contracts are generally used to hedge the net exposures. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates.

At December 31, 2005, Snap-on had $38.4 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $50.6 million in Swedish kronor, $3.3 million in Australian dollars, and $3.0 million in other currencies, and sell contracts of $8.4 million in euros, $5.6 million in Singapore dollars and $4.5 million in other currencies. At January 1, 2005, Snap-on had $11.3 million of net foreign exchange forward sell contracts outstanding comprised of sell contracts of $73.3 million in euros, $29.7 million in British pounds, $12.3 million in Singapore dollars, $3.2 million in Danish kronor, $2.9 million in Hungarian forints, $2.1 million in Norwegian kroner, and $3.7 million in other currencies, and buy contracts of $78.0 million in Swedish kronor, $19.3 million in Canadian dollars, $15.2 million in Australian dollars, and $3.4 million in other currencies.

The majority of Snap-on’s forward exchange contracts are not designated as hedges under SFAS No. 133. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings.

Interest rate swap agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense. For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to interest expense. For cash flow hedges, the effective portion of the change in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss),” while any ineffective portion is recorded as an adjustment to interest expense. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $50 million at December 31, 2005. The notional amount of interest rate swaps outstanding was $75 million at January 1, 2005, and included $50 million of fair value hedges and $25 million of cash flow hedges.

Changes in the fair value of derivative financial instruments qualifying for hedge accounting are reflected as derivative assets or liabilities with the corresponding gains or losses reflected in earnings in the period of change. An offsetting gain or loss is also reflected in earnings based upon the changes of the fair value of the debt instrument being hedged. For all fair value hedges qualifying for hedge accounting, the net accumulated derivative loss at December 31, 2005, was $1.9 million. At December 31, 2005, the maximum maturity date of any fair value hedge was six years. During the years ended December 31, 2005, and January 1, 2005, cash flow hedge and fair value hedge ineffectiveness was not material.

Fair value of financial instruments: SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires Snap-on to disclose the fair value of financial instruments for both on- and off-balance-sheet assets and liabilities for which it is practicable to estimate that value. The following methods and assumptions were used in estimating the fair value of financial instruments:

Installment contracts: A discounted cash flow analysis was performed over the average life of a contract using a discount rate currently available to Snap-on adjusted for credit quality, cost and profit factors. As of December 31, 2005, and January 1, 2005, the fair value was approximately $103 million and $117 million, versus a book value of $92.2 million and $101.9 million.

Long-term debt: The fair value of long-term debt, including current maturities, was estimated using a discounted cash flow analysis based on quoted market rates for similar instruments. As of December 31, 2005, and January 1, 2005, the fair value was approximately $211 million and $323 million, versus a book value of $200.0 million and $300.0 million.

All other financial instruments: The carrying amounts of all cash equivalents, interest rate swaps and forward exchange contracts approximate fair value based upon quoted market prices or discounted cash flows. The fair value of trade accounts receivable, accounts payable and other financial instruments approximates carrying value due to their short-term nature.

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

Snap-on’s net pension expense included the following components:

(Amounts in millions)	2005	2004	2003
Service cost	$21.3	$19.2	$17.7
Interest cost	44.7	42.0	41.6
Return on assets:
Actual gain	(74.4)	(54.5)	(82.8)
Deferred gain	17.7	4.4	38.2
Amortization of:
Actuarial loss	10.3	6.4	2.5
Prior service cost	1.5	1.5	1.8
Net transition asset	(0.3)	0.1	(0.2)
Curtailment loss	--	--	8.2

Net pension expense	$20.8	$19.1	$27.0

The status of Snap-on’s pension plans as of fiscal year-end 2005 and 2004 are as follows:

(Amounts in millions)	2005	2004
Change in projected benefit obligation:
Benefit obligation at beginning of year	$788.9	$732.4
Service cost	21.3	19.2
Interest cost	44.7	42.0
Plan participants' contributions	1.2	1.2
Benefits paid	(43.7)	(38.2)
Plan amendments	0.2	1.9
Actuarial loss	100.5	20.8
Foreign currency impact	(11.7)	9.6

Benefit obligation at end of year	$901.4	$788.9

Change in plan assets:
Fair value of plan assets at beginning of year	$707.2	$610.3
Actual return on plan assets	74.4	54.5
Plan participants' contributions	1.2	1.2
Employer contributions	5.8	68.3
Benefits paid	(43.7)	(37.2)
Foreign currency impact	(3.3)	10.1

Fair value of plan assets at end of year	$741.6	$707.2

Unfunded status	$(159.8)	$(81.7)
Unrecognized net assets at year end	(0.4)	(0.8)
Unrecognized net loss from experience
different than assumed	242.2	172.2
Unrecognized prior service cost	7.8	9.1

Net amount recognized	$89.8	$98.8

Amounts recognized in the Consolidated Balance Sheets consist of:

(Amounts in millions)	2005	2004
Prepaid benefit cost	$4.6	$152.2
Accrued benefit liability	(87.4)	(67.3)
Other intangibles	7.7	0.7
Deferred income tax benefits	63.5	4.7
Accumulated other comprehensive income	101.4	8.5

Net amount recognized	$89.8	$98.8

The accumulated benefit obligation for Snap-on’s pension plans was $822.2 million and $725.0 million at December 31, 2005, and January 1, 2005.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for Snap-on’s pension plans in which the accumulated benefit obligation exceeds the fair value of plan assets as of fiscal year-end 2005 and 2004 are as follows:

(Amounts in millions)	2005	2004
Projected benefit obligation	$867.5	$122.7
Accumulated benefit obligation	795.1	104.9
Fair value of plan assets	709.8	40.0

The increases in the 2005 projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans in which the accumulated benefit obligation exceeds the fair value of plan assets relates to Snap-on’s domestic plans. The amounts included in “Accumulated other comprehensive income (loss)” on the accompanying Consolidated Balance Sheets from the recognition of the additional minimum pension liabilities are as follows:

(Amounts in millions)
Balance at January 3, 2004	$(31.6)
Decrease in minimum pension liability, net of tax	23.1

Balance at January 1, 2005	(8.5)
Increase in minimum pension liability, net of tax	(92.9)

Balance at December 31, 2005	$(101.4)

The impact of the $92.9 million minimum pension liability adjustment for 2005 was not included in the accompanying Consolidated Statements of Cash Flow as the effect of recording the minimum pension liability was a “non-cash” item.

Snap-on had approximately $8 million of non-qualified pension assets included in “Pension assets” on the accompanying Consolidated Balance Sheets as of fiscal year-end 2005 and 2004.

The worldwide weighted-average assumptions used to determine Snap-on’s full-year pension costs are as follows:

	2005	2004	2003
Discount rate	5.7%	5.9%	6.5%
Expected long-term rate of return on plan assets	8.3%	8.3%	8.3%
Rate of compensation increase	3.1%	3.0%	3.3%

The worldwide weighted-average assumptions used to determine Snap-on’s projected benefit obligation as of fiscal year-end 2005 and 2004 are as follows:

(Amounts in millions)	2005	2004
Discount rate	5.3%	5.6%
Rate of compensation increase	3.1%	3.1%

Snap-on uses a December 31 measurement date for the majority of its plans. Snap-on expects to make contributions to its foreign pension plans in 2006 of $6.2 million; Snap-on is not required to make a contribution to its domestic pension plans in 2006. Depending on market and other conditions, however, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2006.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)
2006	$37.8
2007	42.4
2008	42.6
2009	42.8
2010	47.4
2011-2015	271.3

Snap-on’s domestic pension plans’ weighted-average asset allocation at December 31, 2005, and January 1, 2005, by asset category and fair value of plan assets are as follows:

Asset category:	Target	2005	2004
Equity securities	50%	50%	52%
Debt securities and cash	35%	35%	42%
Real estate and other real assets	10%	10%	2%
Other	5%	5%	4%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$664.3	$639.5

Snap-on’s domestic pension plans have a long-term investment horizon and a total return strategy that emphasizes a capital growth objective. The long-term investment performance objective for Snap-on’s domestic plan assets is to achieve net of expense returns that meet or exceed the 8.5% domestic long-term, rate-of-return-on-assets assumption used for reporting purposes.

The basis for determining the overall expected long-term, rate-of-return-on-assets assumption applies a nominal returns forecasting method. For each asset class, future returns are estimated by identifying the premium of riskier asset classes over lower risk alternatives. The methodology constructs expected returns using a “building block” approach to the individual components of total return. These forecasts are stated in both nominal and real (after inflation) terms. This process first considers the long-term historical return premium based on the longest set of data available for each asset class. These premiums are then adjusted based on current relative valuation levels and macro-economic conditions.

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

Investments are broadly diversified to attempt to minimize the risk of large losses. Since asset allocation is a key determinant of expected investment returns, assets are periodically rebalanced to the targeted allocation to correct significant deviations from the asset allocation policy that are caused by market fluctuations and cash flow.

Snap-on has adopted a strategic asset allocation policy that is intended to offer the highest probability of achieving the long-term investment return goal with the lowest level of risk. Asset/liability studies are conducted periodically to determine if any revisions to the strategic asset allocation policy are indicated.

Snap-on’s foreign pension plans’ weighted-average asset allocation by asset category and fair value of plan assets at December 31, 2005, and January 1, 2005, are as follows:

Asset category:	Target	2005	2004
Equity securities	59%	62%	60%
Debt securities and cash	41%	36%	39%
Real estate and other real assets	--	--	--
Other	--	2%	1%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$77.3	$67.7

Snap-on’s primary investment objective for its foreign pension plan assets is to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the company’s risk tolerance. The foreign asset allocation policies consider the company’s financial strength and long-term asset class risk/return expectations, since the obligations are long term in nature. The assets are well diversified and are managed locally by professional investment firms.

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

Snap-on has several 401(k) plans covering certain U.S. employees. Snap-on’s employer match to the 401(k) plans is made with cash contributions. For 2005, 2004 and 2003, Snap-on recognized $2.4 million, $2.3 million and $12.4 million of expense related to its 401(k) plans. Included in Snap-on’s 2003 401(k) plan expense is $10.2 million related to the closure of two U.S. hand-tool facilities.

Note 13: Retiree Health Care

Snap-on provides certain health care benefits for certain retired U.S. employees. The majority of Snap-on’s U.S. employees become eligible for those benefits if they reach early retirement age while working for Snap-on; however, the age and service requirements for eligibility under the plans have been increased for certain employees hired on and after specified dates since 1992. Generally, most plans pay stated percentages of covered expenses after a deductible is met. There are several plan designs, with more recent retirees being covered under a comprehensive major medical plan. In determining benefits, the plans take into consideration payments by Medicare and other insurance coverage.

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

Effective January 1, 2006, Snap-on will establish individual, unfunded bookkeeping accounts equal to the actuarial present value of the capped per-retiree annual cost for certain U.S. individuals retiring after 1988. Retirees will be able to self-direct the spending of their account and may consume, for qualifying medical expenses, the account balance at their discretion. With the expected reduction in these individual accounts, liabilities and expense in future years are expected to decline. This plan change was recognized as a negative plan amendment that reduced the December 31, 2005, benefit obligation by approximately $2.0 million. The $2.0 million benefit obligation reduction will be amortized to income ratably over the next five years; the reduction in 2005 expense was less than $0.1 million.

Snap-on recognizes postretirement health care expense in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”

Snap-on’s net postretirement health care benefits expense included the following components:

(Amounts in millions)	2005	2004	2003
Service cost	$0.7	$0.7	$0.9
Interest cost	4.8	4.8	6.2
Curtailment gain	--	--	(6.2)
Amortization of unrecognized net gain	--	(1.0)	--

Net postretirement health care benefits expense	$5.5	$4.5	$0.9

The status of Snap-on’s U.S. postretirement health care plans is as follows:

(Amounts in millions)	2005	2004
Change in accumulated benefit obligation:
Benefit obligation at beginning of year	$84.5	$93.7
Service cost	0.7	0.7
Interest cost	4.8	4.8
Plan participants’ contributions	3.7	3.6
Negative plan amendment	(2.0)	--
Benefits paid	(7.9)	(8.5)
Actuarial (gain) loss	2.4	(9.8)

Benefit obligation at end of year	$86.2	$84.5

Change in plan assets:
Fair value of plan assets at beginning of year	$--	$--
Plan participants' contributions	3.7	3.6
Employer contributions	4.2	4.9
Benefits paid	(7.9)	(8.5)

Fair value of plan assets at end of year	$--	$--

Unfunded status	$(86.2)	$(84.5)
Unrecognized prior service cost	(2.0)	--
Unrecognized actuarial gain	(7.1)	(9.5)

Net amount recognized	$(95.3)	$(94.0)

Amounts recognized in the Consolidated Balance Sheets consist of:

(Amounts in millions)	2005	2004
Accrued benefit liability	$(4.5)	$(5.0)
Retiree health care benefits	(90.8)	(89.0)

Net amount recognized	$(95.3)	$(94.0)

The weighted-average discount rates used to determine Snap-on’s postretirement health care expense are as follows:

	2005	2004	2003
Discount rate	5.75%	6.0%	6.6%

The weighted-average discount rates used to determine Snap-on’s accumulated benefit obligation are as follows:

	2005	2004
Discount rate	5.5%	5.75%

The actuarial calculation assumes a health care cost trend rate of 9.5% in 2006, decreasing gradually to 6.0% in 2011 and thereafter. As of December 31, 2005, a one-percentage-point increase in the health care cost trend rate for future years would increase the accumulated postretirement benefit obligation by $1.2 million and the aggregate of the service cost and interest cost components by $0.1 million. Conversely, a one-percentage-point decrease in the health care cost trend rate for future years would decrease the accumulated postretirement benefit obligation by $1.0 million and the aggregate of the service cost and interest cost components by $0.1 million.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)
2006	$ 4.5
2007	4.8
2008	5.1
2009	5.5
2010	5.8
2011-2015	31.8

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act includes a prescription drug benefit under Medicare Part D as well as a federal subsidy, beginning in 2006, to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent, as defined in the Act, to Medicare Part D. Three of the company’s retiree health care plans are at least actuarially equivalent to Medicare Part D and eligible for the federal subsidy. Cash flow from the subsidy is expected to be less than $0.1 million annually.

Note 14: Stock Options and Purchase Plans

Snap-on has various stock award and purchase plans for directors, officers and key employees.

On April 27, 2001, Snap-on’s shareholders approved the 2001 Incentive Stock and Awards Plan (“2001 Plan”). This plan reserved five million shares of common stock for issuance, of which 1,446,935 shares were available for future grants at December 31, 2005. Stock options outstanding under the 2001 Plan and the predecessor plan have expiration dates ranging from 2006 to 2015 and vesting periods ranging from immediate to two years. The plans provide that options be granted at exercise prices equal to market value on the date the option is granted. Stock option activity under the 2001 Plan and predecessor plans was as follows:

	2005		2004		2003
	Options	Exercise Price*	Options	Exercise Price*	Options	Exercise Price*
Outstanding at beginning of year	5,900,349	$30.78	5,642,219	$30.23	5,399,594	$30.70
Granted	537,550	33.63	898,500	31.82	694,900	25.24
Exercised	(1,055,602)	27.52	(569,488)	26.65	(191,857)	22.60
Canceled	(332,915)	35.86	(70,882)	32.68	(260,418)	32.30

Outstanding at end of year	5,049,382	31.44	5,900,349	30.78	5,642,219	30.23

Exercisable at end of year	4,236,622	31.15	4,943,999	30.91	4,583,646	30.83

*Weighted-average

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (Years)*	Exercise Price*	Options Exercisable	Exercise Price*
$25 to $30	1,962,166	5.41	$27.39	1,962,166	$27.39
$31 to $35	2,483,124	6.73	32.85	1,675,364	32.83
$36 to $40	581,092	1.69	38.53	576,092	38.56
$41 to $46	23,000	2.30	44.14	23,000	44.14

Totals	5,049,382	5.62	31.44	4,236,622	31.15

*Weighted-average

Snap-on grants shares of performance-based restricted stock and performance shares (collectively, “performance grants”) to certain executive officers and other key employees under the 2001 Plan. Vesting of the shares of performance grants will be dependent upon performance relative to pre-defined goals for revenue growth, operating income, return on assets and other measures for fiscal years 2003 through 2007. Based on Snap-on’s performance relative to these goals, the recipient can earn up to 100% of the performance grants. Snap-on granted 115,180 shares, 225,700 shares and 423,300 shares of performance grants under the 2001 Plan during 2005, 2004 and 2003. As of December 31, 2005, there were 669,951 shares outstanding for all grants. The company recorded $3.9 million and $1.1 million of compensation expense in 2005 and 2004 related to performance grants; the company did not record any compensation expense in 2003 as the pre-defined goals for the performance grants were not achieved during that year. For performance achieved above a certain level, the recipient may earn cash awards in addition to the performance grants, not to exceed 50% of the number of shares of performance grants initially awarded. Cash awards related to the 2005, 2004 and 2003 award grants represent the right to receive in cash $31.73, $33.45 and $24.49 per unit, which were the fair market value of the shares at the date of grant. Performance relative to the 2004 and 2003 award grants was not sufficient to earn cash awards. The right to receive cash awards under the 2005 performance grant will be determined, upon vesting, at the end of 2007.

As of December 31, 2005, Snap-on had no restricted stock grants outstanding under the 2001 Plan whose vesting is not dependent on performance. Compensation expense for previously issued restricted stock grants was recognized on a straight-line basis over the respective service period. Snap-on recognized compensation expense of $0.1 million in 2005 and 2004, and $1.0 million in 2003 related to non-performance restricted shares.

As of December 31, 2005, Snap-on had 474,650 stock appreciation rights (“SARs”) outstanding that were granted to certain key non-U.S. employees with an average grant price of $31.67 per unit. These SARs expire ten years after date of grant and have vesting periods of two years. The SARs provide for the cash payment of the excess of the fair market value of Snap-on’s common stock price on the date of exercise over the grant price, and Snap-on accrues compensation expense based upon the current market price for its common stock and the number of SARs outstanding. The SARs have no effect on dilutive shares or shares outstanding as any appreciation of Snap-on’s common stock value over the grant price is paid in cash and not in common stock.

Directors’ Fee Plan: Under the Directors’ Fee Plan, non-employee directors may elect up to 100% of their fees and retainer in shares of Snap-on’s common stock. Directors may elect to defer receipt of all or part of these shares. For 2005, 2004 and 2003, issuances under the Directors’ Fee Plan totaled 7,289 shares, 5,776 shares and 4,236 shares. Additionally, receipt of 3,923 shares, 10,668 shares and 11,130 shares was deferred in 2005, 2004 and 2003. At December 31, 2005, shares reserved for issuance to directors under this plan totaled 171,946 shares.

Employee Stock Purchase Plan: Employees of Snap-on are eligible to participate in an employee stock purchase plan. The employee purchase price of the common stock is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (May 14) of each plan year. For 2005, 2004 and 2003, issuances under the employee stock ownership plan totaled 30,876 shares, 36,512 shares and 36,428 shares. At December 31, 2005, shares reserved for issuance to employees under this plan totaled 386,898 and Snap-on held contributions of approximately $0.7 million for the purchase of common stock by employees. Employees are able to withdraw from the plan and receive all contributions made during the plan year. Compensation expense for plan participants in 2005, 2004 and 2003 was not material.

Dealer Stock Purchase Plan: Franchised dealers are eligible to participate in a dealer stock purchase plan. The dealer purchase price of the common stock is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (May 14) of each plan year. For 2005, 2004 and 2003, issuances under the dealer stock purchase plan totaled 43,911 shares, 49,290 shares and 49,923 shares. At December 31, 2005, shares reserved for issuance to franchised dealers under this plan totaled 71,419 and Snap-on held dealer contributions of approximately $1.0 million for the purchase of common stock. Dealers are able to withdraw from the plan and receive all contributions made during the plan year. Compensation expense for plan participants in 2005, 2004 and 2003 was not material.

Dividend Reinvestment and Stock Purchase Plan: Under this plan, participating shareholders may invest the cash dividends from all or a portion of their common stock to buy additional shares. The program also permits new investors and current shareholders to make additional contributions. For 2005, 2004 and 2003, issuances under the dividend reinvestment and stock purchase plan totaled 30,941 shares, 42,881 shares and 54,504 shares. At December 31, 2005, shares available for purchase under this plan totaled 1,634,311 shares.

SFAS No. 148: Snap-on accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25. In accordance with the provisions of APB Opinion No. 25, no compensation expense was recorded for stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the measurement date. For restricted stock and SARs, Snap-on recorded compensation expense in the respective periods as appropriate. For information on the company’s January 1, 2006, adoption of SFAS No. 123 (R) “Share-Based Payment,” see Note 2.

The following table illustrates the effect on net earnings and earnings per share as if Snap-on had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model:

(Amounts in millions, except per share data)	2005	2004	2003
Net earnings, as reported	$92.9	$81.7	$78.7
Add: Stock-based employee compensation expense
included in reported net income, net of related
tax effects	3.6	1.5	1.5
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(4.6)	(5.7)	(5.6)

Pro forma net earnings	$91.9	$77.5	$74.6

Net earnings per share - basic:
As reported	$1.61	$1.41	$1.35
Pro forma	1.59	1.34	1.28
Net earnings per share - diluted:
As reported	$1.59	$1.40	$1.35
Pro forma	1.57	1.33	1.28
Weighted-average assumptions under Black-Scholes:
Risk-free interest rate	4.1%	4.0%	4.4%
Dividend yield	3.4%	3.1%	3.4%
Expected stock price volatility	30.2%	31.1%	31.6%
Expected option life (in years)	7.1	6.9	6.9

For disclosure purposes under SFAS No. 123, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of options granted was $8.70 in 2005, $8.69 in 2004 and $6.91 in 2003, as calculated using the Black-Scholes option-pricing model.

Note 15: Capital Stock

Snap-on has undertaken repurchases of Snap-on common stock from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. Snap-on repurchased 912,100 shares in 2005, following the repurchase of 1,200,000 shares in 2004 and 450,000 shares in 2003. As of the end of 2005, Snap-on has remaining availability to repurchase up to an additional $136.7 million in common stock pursuant to the Board of Directors’ authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. In 2005, Snap-on’s average common stock repurchase price was approximately $35.14 per share.

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

Snap-on created a Grantor Stock Trust (“GST”) in 1998 that was subsequently amended. In conjunction with the formation of the GST, Snap-on sold 7.1 million shares of treasury stock to the GST. The sale of these shares had no net impact on shareholders’ equity or on Snap-on’s Consolidated Statements of Earnings. The GST is a funding mechanism for certain benefit programs and compensation arrangements, including the 2001 Incentive Stock and Awards Plan and employee and dealer stock purchase plans. The Northern Trust Company, as trustee of the GST, votes the common stock held by the GST based on the terms set forth in the GST Agreement as amended. The GST is recorded as “Grantor Stock Trust at fair market value” on the accompanying Consolidated Balance Sheets. Shares owned by the GST are accounted for as a reduction to shareholders’ equity until used in connection with employee benefits. Each period, the shares owned by the GST are valued at the closing market price, with corresponding changes in the GST balance reflected in additional paid-in capital. At December 31, 2005, the GST held 3,204,308 shares of common stock.

Note 16: Commitments and Contingencies

Snap-on leases facilities and office equipment under non-cancelable operating leases that extend for varying amounts of time. Snap-on’s future minimum lease commitments under these leases, net of sub-lease rental income, are as follows:

(Amounts in millions)
2006	$22.9
2007	17.0
2008	12.5
2009	8.9
2010	5.2
2011 and thereafter	16.2

Rent expense, net of sub-lease rental income, for worldwide facilities and office equipment was $29.7 million, $35.6 million and $33.0 million in 2005, 2004 and 2003.

Snap-on has a multi-year, $5.1 million purchase commitment with one of its suppliers.

CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis, with a combined maximum borrowing limit not to exceed $24 million. As of December 31, 2005, SOC owed both Snap-on and CIT $3.9 million each pursuant to this agreement.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions against Snap-on (primarily for dealer van loans). At December 31, 2005, and January 1, 2005, $19.2 million and $14.8 million of loans, with terms ranging from six months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of December 31, 2005, was not material. See Note 7 for further discussion of SOC.

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience. The following summarizes Snap-on’s product warranty accrual activity for fiscal-year 2005 and 2004:

(Amounts in millions)	2005	2004
Warranty accrual:
Beginning of year	$15.7	$14.1
Additions	14.9	11.5
Usage	(13.8)	(9.9)

End of year	$16.8	$15.7

On July 23, 2004, Snap-on reached an agreement with the U.S. Department of Justice to resolve the government audit relating to two contracts with the U.S. General Services Administration (“GSA”). Snap-on agreed to settle the claims over the interpretation and application of the price reduction and billing provisions of these two contracts for sales from March 1996 through the July 23, 2004, settlement date for $10.0 million. Snap-on remitted the $10.0 million cash settlement to the U.S. Department of Justice on August 5, 2004. On August 5, 2005, the GSA notified the company that it would take no administrative action against Snap-on in connection with the Federal Supply Schedule contracts referred to above. The company considers the matter closed.

Snap-on is also involved in various legal matters that are being litigated and/or settled in the ordinary course of business. In certain matters, former dealers, purportedly on behalf of current and former franchised dealers, are seeking adjudication of certain claims as a class within an arbitration proceeding. As an initial step, certain claimants have successfully asserted in arbitration the right to further proceedings to determine whether class certification in arbitration would be appropriate. Snap-on will continue to vigorously assert defenses in these matters, including its belief that class certification is not appropriate. Snap-on has taken steps in court to maintain its right to challenge adverse results of the arbitral proceedings. Depending upon future developments and circumstances in these matters, Snap-on will continue to pursue all available strategies from dispositive class motions to settlement. It is not possible to predict the outcome of these legal matters due, in part, to the uncertainty inherent in legal proceedings, including the absence of precedents and clear procedures regarding class proceedings in arbitration.

Note 17: Segments

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments include: (i) the Snap-on Dealer Group; (ii) the Commercial and Industrial Group; (iii) the Diagnostics and Information Group; and (iv) Financial Services. The Snap-on Dealer Group consists of Snap-on’s business operations serving the worldwide franchised dealer van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services, which became a new business segment in 2004 as a result of the prospective adoption of FIN No. 46R, consists of the business operations of SOC, a consolidated, 50%-owned joint venture, and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has dealer operations. See Notes 2 and 7 for further discussion of SOC and the adoption of FIN No. 46R.

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

Due to changes in Snap-on’s management organization structure, Snap-on realigned its business segments during the first quarter of fiscal 2005. The primary changes included the transfer of Snap-on’s technical representative support organization from the Snap-on Dealer Group to the Diagnostics and Information Group and the segregation of Snap-on’s general corporate expenses from the operating earnings of the business segments. Prior to fiscal 2005, shared services and general corporate expenses and corporate assets were allocated to the business segments based on segment revenues. Beginning in fiscal 2005, the business segments are charged only for those shared services utilized by the business segment based on an estimate of the value of services provided; general corporate expenses and corporate assets are not allocated to the business segments. Corporate assets consist principally of those assets that are centrally managed including cash and cash equivalents, short-term investments, pension assets and income taxes, as well as corporate real estate and related assets. Prior-year financial data by segment has been restated to reflect these reportable business segment realignments.

Neither Snap-on nor any of its segments, except Financial Services, depend on any single customer, small group of customers or government for more than 10% of its revenues. As a result of SOC’s relationship with CIT, Snap-on’s Financial Services business segment depends on CIT for more than 10% of its revenues. See Note 7 for further discussion of SOC.

Financial data by segment:

(Amounts in millions)	2005	2004	2003
External revenue:
Snap-on Dealer Group	$994.5	$1,020.6	$1,013.3
Commercial and Industrial Group	1,009.0	987.2	916.5
Diagnostics and Information Group	305.1	321.3	303.4
Financial Services	53.6	78.1	--

Total external revenue	$2,362.2	$2,407.2	$2,233.2

Intersegment revenue:
Snap-on Dealer Group	$--	$--	$--
Commercial and Industrial Group	120.2	123.0	119.3
Diagnostics and Information Group	127.6	165.7	145.5
Financial Services	--	--	--

Total intersegment revenue	$247.8	$288.7	$264.8

Total revenue:
Snap-on Dealer Group	$994.5	$1,020.6	$1,013.3
Commercial and Industrial Group	1,129.2	1,110.2	1,035.8
Diagnostics and Information Group	432.7	487.0	448.9
Financial Services	53.6	78.1	--

Total segment revenue	2,610.0	2,695.9	2,498.0
Intersegment eliminations	(247.8)	(288.7)	(264.8)

Total consolidated revenue	$2,362.2	$2,407.2	$2,233.2

The following is a reconciliation of Snap-on’s segment operating earnings to earnings before income taxes:

(Amounts in millions)	2005	2004	2003
Operating earnings:
Snap-on Dealer Group	$82.2	$80.4	$87.7
Commercial and Industrial Group	69.6	23.5	32.4
Diagnostics and Information Group	46.9	47.3	22.1
Financial Services	15.7	34.1	--

Segment operating earnings	214.4	185.3	142.2
Net finance income	N/A	N/A	43.8
Corporate	(46.4)	(43.0)	(35.9)

Operating earnings	168.0	142.3	150.1
Interest expense	(21.7)	(23.0)	(24.4)
Other income (expense) - net	1.7	1.1	(9.0)

Earnings before income taxes	$148.0	$120.4	$116.7

(Amounts in millions)	2005	2004
Total assets:
Snap-on Dealer Group	$415.9	$424.5
Commercial and Industrial Group	916.3	1,042.7
Diagnostics and Information Group	195.4	243.5
Financial Services	149.0	174.6

Total from reportable segments	1,676.6	1,885.3
Corporate	362.0	471.7
Elimination of intersegment receivables	(30.2)	(66.9)

Total assets	$2,008.4	$2,290.1

(Amounts in millions)	2005	2004	2003
Capital expenditures:
Snap-on Dealer Group	$19.9	$17.3	$8.1
Commercial and Industrial Group	11.9	15.7	14.9
Diagnostics and Information Group	6.9	5.1	5.7
Financial Services	1.1	0.6	--

Total from reportable segments	39.8	38.7	28.7
Corporate	0.3	--	0.7

Total capital expenditures	$40.1	$38.7	$29.4

Depreciation and amortization:
Snap-on Dealer Group	$15.6	$18.4	$22.1
Commercial and Industrial Group	25.5	27.7	24.1
Diagnostics and Information Group	7.6	11.1	12.0
Financial Services	1.6	1.4	--

Total from reportable segments	50.3	58.6	58.2
Corporate	1.9	2.4	2.1

Total depreciation and amortization	$52.2	$61.0	$60.3

Geographic regions: Geographic data is as follows:

(Amounts in millions)	2005	2004	2003
Total revenue:*
United States	$1,343.2	$1,383.1	$1,339.0
Europe	698.9	738.7	659.3
All other	320.1	285.4	234.9

Total revenue	$2,362.2	$2,407.2	$2,233.2

(Amounts in millions)	2005	2004
Long-lived assets:**
United States	$302.7	$309.4
Sweden	143.8	181.9
Luxembourg	138.8	158.7
All other	172.5	174.7

Total long-lived assets	$757.8	$824.7

*	Revenue is attributed to countries based on the origin of the sale.
**	Long-lived assets consist of Property and equipment-net, Goodwill and Other intangibles-net.

Products and services: Snap-on derives net sales from a broad line of products and complementary services that are grouped into two categories: tools and equipment. The tools category includes Snap-on’s hand tools, power tools, tool storage units, saws, and cutting and pruning tools product offerings. The equipment category includes vehicle service diagnostics equipment, vehicle service equipment, vehicle service information, business management systems and equipment repair service product offerings. Snap-on also derives revenue from financing its products through SOC and through its wholly owned finance subsidiaries. Snap-on utilizes various financing programs to facilitate the sales of its products. See Notes 2 and 7 for further discussion of SOC. Further product line information is not presented as it is not practicable to do so. The following table shows the consolidated net sales and revenues of these product groups in the last three years:

(Amounts in millions)	2005	2004	2003
Net sales:
Tools	$1,412.9	$1,358.9	$1,368.9
Equipment	895.7	970.2	864.3

Total net sales	2,308.6	2,329.1	2,233.2
Financial services revenue	53.6	78.1	--

Total revenue	$2,362.2	$2,407.2	$2,233.2

Note 18: Quarterly Data (Unaudited)

(Amounts in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2005
Net sales	$598.7	$592.4	$554.1	$563.4	$2,308.6
Financial services revenue	14.1	16.2	13.1	10.2	53.6
Total revenue	612.8	608.6	567.2	573.6	2,362.2
Gross profit	256.9	268.6	247.2	247.2	1,019.9
Net earnings	17.9	26.6	21.0	27.4	92.9
Earnings per share - basic	0.31	0.46	0.36	0.47	1.61
Earnings per share - diluted	0.31	0.46	0.36	0.47	1.59
Cash dividends paid per share	0.25	0.25	0.25	0.25	1.00
2004
Net sales	$595.1	$591.3	$550.9	$591.8	$2,329.1
Financial services revenue	21.2	20.8	17.9	18.2	78.1
Total revenue	616.3	612.1	568.8	610.0	2,407.2
Gross profit	249.3	255.9	239.4	264.7	1,009.3
Net earnings	12.7	22.2	22.8	24.0	81.7
Earnings per share - basic	0.22	0.38	0.39	0.42	1.41
Earnings per share - diluted	0.22	0.38	0.39	0.42	1.40
Cash dividends paid per share	0.25	0.25	0.25	0.25	1.00

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Snap-on has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP-ON INCORPORATED
By:	/s/ Jack D. Michaels	Date: February 20, 2006
Jack D. Michaels, Chairman of the Board of Directors,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

/s/ Jack D. Michaels	Date: February 20, 2006
Jack D. Michaels, Chairman of the Board of Directors,
President and Chief Executive Officer
/s/ Martin M. Ellen	Date: February 20, 2006
Martin M. Ellen, Principal Financial Officer, Senior
Vice President - Finance and Chief Financial Officer
/s/ Constance R. Johnsen	Date: February 20, 2006
Constance R. Johnsen, Principal Accounting Officer,
Vice President and Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

By:	/s/ Bruce S. Chelberg	Date: February 20, 2006
Bruce S. Chelberg, Director
By:	/s/ Karen L. Daniel	Date: February 20, 2006
Karen L. Daniel, Director
By:	/s/ Roxanne J. Decyk	Date: February 20, 2006
Roxanne J. Decyk, Director
By:	/s/ John F. Fiedler	Date: February 20, 2006
John F. Fiedler, Director
By:	/s/ Arthur L. Kelly	Date: February 20, 2006
Arthur L. Kelly, Director
By:	/s/ W. Dudley Lehman	Date: February 20, 2006
W. Dudley Lehman, Director
By:	/s/ Lars Nyberg	Date: February 20, 2006
Lars Nyberg, Director
By:	/s/ Edward H. Rensi	Date: February 20, 2006
Edward H. Rensi, Director
By:	/s/ Richard F. Teerlink	Date: February 20, 2006
Richard F. Teerlink, Director

Item 15(b): Exhibit Index (*)

(3)	(a)	Restated Certificate of Incorporation of the Corporation as amended through April 25, 1997 (incorporated by reference to Exhibit 3(a) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (Commission File No. 1-7724))

(b)	Bylaws of the Corporation, effective as of January 23, 2004 (incorporated by reference to Exhibit 3(b) to Snap-on’s Quarterly Report on Form 10-Q for the period ended April 3, 2004 (Commission File No. 1-7724))

(4)	(a)	Rights Agreement between the Corporation and First Chicago Trust Company of New York, effective as of August 22, 1997 (incorporated by reference to Snap-on’s Form 8-A12B dated October 14, 1997 (Commission File No. 1-7724))

(b)	Amendment No. 1 to the Rights Agreement dated as of September 24, 2001, between the Corporation and EquiServe Trust Company, N.A. (successor to First Chicago Trust Company of New York) (incorporated by reference to Snap-on’s Form 8-A/A dated September 25, 2001 (Commission File No. 1-7724))

Snap-on and its subsidiaries have no unregistered long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of December 31, 2005. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

(10)	Material Contracts

(a)	Amended and Restated Snap-on Incorporated 1986 Incentive Stock Program

(b)	Amended and Restated Snap-on Incorporated 2001 Incentive Stock and Awards Plan

(c)	Form of Restated Senior Officer Agreement between the Corporation and each of Alan T. Biland, Sharon M. Brady, Martin M. Ellen, Susan F. Marrinan, Jeanne M. Moreno and Nicholas T. Pinchuk (incorporated by reference to Exhibit 10(c) to Snap-on's Quarterly Report on Form 10-Q for the period ended March 30, 2002 (Commission File No. 1-7724))

(d)	Form of Restated Executive Agreement between the Corporation and each of Richard V. Caskey, Gary S. Henning, Blaine A. Metzger, William H. Pfund and Thomas J. Ward (incorporated by reference to Exhibit 10(d) to Snap-on's Quarterly Report on Form 10-Q for the period ended March 30, 2002 (Commission File No. 1-7724))

(e)	Form of Indemnification Agreement between the Corporation and each of Alan T. Biland, Sharon M. Brady, Martin M. Ellen, Susan F. Marrinan, Blaine A. Metzger, and Nicholas T. Pinchuk effective October 24, 1997 (incorporated by reference to Exhibit 10(d) to Snap-on's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (Commission File No. 1-7724))

(f)	Amended and Restated Snap-on Incorporated Directors' 1993 Fee Plan

(g)	Snap-on Incorporated Deferred Compensation Plan ((as amended through August 21, 2003) incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the period ended September 27, 2003)

(h)	Snap-on Incorporated Supplemental Retirement Plan for Officers (as amended and effective October 23, 2003) (incorporated by reference to exhibit 10(h) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (Commission File No. 1-7724))

(i)	Amended and Restated Benefit Trust Agreement between the Corporation and The Northern Trust Company, dated as of July 2, 1998, and amended and restated as of March 17, 2000 (incorporated by reference to Snap-on’s Form 8-K dated March 17, 2000
(Commission File No. 1-7724))

(j)	Five Year Credit Agreement between Snap-on Incorporated, Citigroup Global Markets Inc. and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to Snap-on’s Quarterly Report on Form 10-Q for the period ended October 2, 2004 (Commission File No. 1-7724))

(k)	Form of Share and Performance Award Agreement and Form of Deferred Share and Performance Award Agreement (incorporated by reference to Exhibit 10(d) to Snap-on’s Quarterly Report on Form 10-Q for the period ended March 29, 2003 (Commission File No. 1-7724))

(l)	Agreement between the Company and Jack D. Michaels effective as of December 3, 2004 (incorporated by reference to Exhibit 10.2 of Snap-on’s Current Report on Form 8-K dated December 3, 2004 (Commission File No. 1-7724))

(m)	Form of Stock Option Agreement under the Amended and Restated Snap-on Incorporated 2001 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the period ended October 2, 2004 (Commission File No. 1-7724))

(n)	Letter agreement between the Corporation and Mr. Pinchuk dated June 4, 2002 (incorporated by reference to Exhibit 10(b) to Snap-on’s Quarterly Report on Form 10-Q for the period ended June 29, 2002 (Commission File No. 1-7724))

(o)	Snap-on Incorporated Section 406 of the Sarbanes-Oxley Act Code of Ethics (incorporated by reference to exhibit 10(aa) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (Commission File No. 1-7724))

(12)	Computation of Ratio of Earnings to Fixed Charges

(21)	Subsidiaries of the Corporation

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Filed electronically or incorporated by reference as an exhibit to this Annual Report on Form 10-K. Copies of any materials the company files with the SEC can also be obtained free of charge through the SEC’s website at www.sec.gov, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Public Reference Room at 1-800-732-0330.