Form 10-Q
period 2006-04-01
SNAP ON INC
filed 2006-05-01
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

OR

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-7724

(Exact name of registrant as specified in its charter)

Delaware	39-0622040
(State of incorporation)	(I.R.S. Employer Identification No.)
2801 80th Street, Kenosha, Wisconsin	53143
(Address of principal executive offices)	(Zip code)

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
Large accelerated filer |X| Accelerated filer |  | Non-accelerated filer |  |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |  | No |X|

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 27, 2006
Common Stock, $1 par value	58,107,442 shares

TABLE OF CONTENTS

		Page

Part I: Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Earnings - Three Months Ended
	April 1, 2006, and April 2, 2005	3
	Consolidated Balance Sheets - April 1, 2006, and December 31, 2005	4-5
	Consolidated Statements of Cash Flows - Three Months Ended
	April 1, 2006, and April 2, 2005	6
	Notes to Consolidated Financial Statements	7-23
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	24-35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36-37
Item 4.	Controls and Procedures	37
Part II: Other Information
Item 1.	Legal Proceedings	38
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	38
Item 5.	Other Information	39
Item 6.	Exhibits	40
	Signatures	41
	Exhibit Index	42

SNAP-ON INCORPORATED
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005
Net sales	$593.5	$598.7
Cost of goods sold	(333.2)	(341.8)

Gross profit	260.3	256.9
Financial services revenue	11.2	14.1
Financial services expenses	(9.2)	(9.8)

Operating income from financial services	2.0	4.3
Operating expenses	(222.9)	(226.9)

Operating earnings	39.4	34.3
Interest expense	(4.4)	(5.9)
Other income (expense) - net	(1.2)	(0.9)

Earnings before income taxes	33.8	27.5
Income tax expense	(11.7)	(9.6)

Net earnings	$22.1	$17.9

Earnings per share:
Basic	$0.38	$0.31
Diluted	$0.37	$0.31
Weighted-average shares outstanding:
Basic	58.2	57.8
Effect of dilutive options	0.9	0.5

Diluted	59.1	58.3

Dividends declared per common share	$0.27	$0.25

See notes to Consolidated Financial Statements

SNAP-ON INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	April 1, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$182.9	$170.4
Accounts receivable - net of allowances	513.7	485.9
Inventories	293.4	283.2
Deferred income tax benefits	73.0	76.3
Prepaid expenses and other assets	71.8	57.1

Total current assets	1,134.8	1,072.9
Property and equipment
Land	23.1	23.4
Buildings and improvements	227.4	229.2
Machinery and equipment	544.7	556.1

	795.2	808.7
Accumulated depreciation and amortization	(503.6)	(513.2)

Property and equipment - net	291.6	295.5
Deferred income tax benefits	60.9	57.8
Goodwill	402.4	398.3
Other intangibles - net	64.6	64.0
Pension assets	20.6	20.6
Other assets	97.1	99.3

Total assets	$2,072.0	$2,008.4

See notes to Consolidated Financial Statements

SNAP-ON INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	April 1, 2006	December 31, 2005
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$162.2	$135.4
Notes payable and current maturities of long-term debt	31.0	24.8
Accrued benefits	34.8	35.4
Accrued compensation	54.0	62.2
Franchisee deposits	42.0	44.4
Deferred subscription revenue	28.9	26.6
Income taxes	40.9	33.1
Other accrued liabilities	163.0	144.2

Total current liabilities	556.8	506.1
Long-term debt	197.2	201.7
Deferred income taxes	72.5	75.3
Retiree health care benefits	90.8	90.8
Pension liabilities	97.5	92.7
Other long-term liabilities	80.3	79.6

Total liabilities	1,095.1	1,046.2

Shareholders’ equity
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	--	--
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,060,335
and 67,049,257 shares)	67.1	67.0
Additional paid-in capital	115.6	113.3
Retained earnings	1,150.1	1,143.8
Accumulated other comprehensive income (loss)	(53.1)	(56.6)
Grantor Stock Trust at fair market value (2,408,357 and 3,204,308 shares)	(91.8)	(120.3)
Treasury stock at cost (6,560,482 and 5,886,864 shares)	(211.0)	(185.0)

Total shareholders’ equity	976.9	962.2

Total liabilities and shareholders’ equity	$2,072.0	$2,008.4

See notes to Consolidated Financial Statements

SNAP-ON INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005
Operating activities:
Net earnings	$22.1	$17.9
Adjustments to reconcile net earnings to net cash provided (used)
by operating activities:
Depreciation	12.0	13.5
Amortization of other intangibles	0.5	1.1
Stock-based compensation expense	3.3	--
Deferred income tax provision	(2.9)	--
Loss (gain) on sale of assets	(0.7)	0.7
Loss (gain) on mark to market for cash flow hedges	0.1	(0.3)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(27.0)	(17.4)
(Increase) decrease in inventories	(9.6)	(14.1)
(Increase) decrease in prepaid and other assets	(14.3)	14.2
Increase (decrease) in accounts payable	26.6	9.1
Increase (decrease) in accruals and other liabilities	17.4	(5.4)

Net cash provided by operating activities	27.5	19.3
Investing activities:
Capital expenditures	(10.7)	(9.2)
Proceeds from disposal of property and equipment	2.5	3.0

Net cash used in investing activities	(8.2)	(6.2)
Financing activities:
Net increase in short-term borrowings	6.0	1.3
Purchase of treasury stock	(26.0)	(7.7)
Proceeds from stock purchase and option plans	25.4	6.5
Excess tax benefits from stock-based compensation	3.4	--
Cash dividends paid	(15.8)	(14.5)

Net cash used in financing activities	(7.0)	(14.4)
Effect of exchange rate changes on cash and cash equivalents	0.2	(3.3)

Increase (decrease) in cash and cash equivalents	12.5	(4.6)
Cash and cash equivalents at beginning of year	170.4	150.0

Cash and cash equivalents at end of year	$182.9	$145.4

Supplemental cash flow disclosures:
Cash paid for interest	$(7.1)	$(10.4)
Net cash refunded (paid) for income taxes	(4.2)	6.2

See notes to Consolidated Financial Statements

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Consolidated Financial Statements

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on Incorporated’s (“Snap-on” or “the company”) 2005 Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The consolidated financial statements include the accounts of Snap-on, its majority-owned subsidiaries and Snap-on Credit LLC (“SOC”), a 50%-owned joint venture with The CIT Group, Inc. (“CIT”). The consolidated financial statements do not include the accounts of the company’s independent franchisees. All significant intercompany accounts and transactions have been eliminated. Certain prior-year amounts have been reclassified on the Consolidated Statements of Earnings to conform to the current-year presentation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to a fair statement of financial condition and results of operations for the three months ended April 1, 2006, and April 2, 2005, have been made. Management believes that the results of operations for the three months ended April 1, 2006, and April 2, 2005, are not necessarily indicative of the results to be expected for the full fiscal year.

2. New Accounting Standards

Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”), using the modified prospective method. See Note 13 for additional information regarding stock-based compensation.

The Financial Accounting Standards Board (“FASB”) released SFAS No. 156, Accounting for Servicing of Financial Assets, to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS No. 156 will be effective for Snap-on as of December 31, 2006, the beginning of the company’s fiscal-2007 year. The company does not believe the adoption of SFAS No. 156 will have a material impact on the company’s consolidated financial position or results of operations.

3. Segment Name Change

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance.   In the first quarter of 2006, the company changed the name of the Snap-on Dealer Group segment to the Snap-on Tools Group. The organization structure used by management has not changed and the segment name change did not impact previously disclosed segment net sales, operating earnings, identifiable assets or other amounts or disclosures. See Note 17 for additional information regarding Snap-on’s operating segments.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Accounts Receivable

Accounts receivable include trade accounts, installment and other receivables, including the current portion of franchisee-financing receivables. The components of Snap-on’s current accounts receivable were as follows:

(Amounts in millions)	April 1, 2006	December 31, 2005
Trade accounts receivable	$442.9	$414.8
Installment receivables, net of unearned finance
charges of $7.1 million and $7.3 million	50.5	51.0
Other accounts receivable	53.6	55.0

Total	547.0	520.8
Allowance for doubtful accounts	(33.3)	(34.9)

Total accounts receivable - net	$513.7	$485.9

The long-term portion of accounts receivable is classified in “Other assets” on the accompanying Consolidated Balance Sheets and is comprised of installment and other receivables, including franchisee-financing receivables, with payment terms that are due beyond one year. The components of Snap-on’s long-term accounts receivable were as follows:

(Amounts in millions)	April 1, 2006	December 31, 2005
Installment receivables, net of unearned finance charges of $9.0 million and $9.4 million	$39.7	$41.2
Other long-term accounts receivable	19.0	18.9

Total	$58.7	$60.1

5. Inventories

Inventories by major classification were as follows:

(Amounts in millions)	April 1, 2006	December 31, 2005
Finished goods	$274.4	$269.0
Work in progress	34.0	33.6
Raw materials	65.6	62.7

Total FIFO value	374.0	365.3
Excess of current cost over LIFO cost	(80.6)	(82.1)

Total inventories	$293.4	$283.2

Inventories accounted for using the first-in, first-out (“FIFO”) method as of April 1, 2006, and December 31, 2005, approximated 66% and 63% of total inventories. The company accounts for its non-U.S. inventory on the FIFO basis. As of April 1, 2006, 36% of U.S. inventory was accounted for using the FIFO basis and 64% was accounted for using the last-in, first-out (“LIFO”) basis. LIFO inventory liquidations resulted in a reduction of “Cost of goods sold” on the accompanying Consolidated Statements of Earnings of $1.7 million in the first quarter of 2006 and $1.6 million in the first quarter of 2005.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on adopted the LIFO inventory valuation method in 1973 for its U.S. locations. Snap-on’s U.S. inventories accounted for on LIFO consist of purchased product and inventory manufactured at the company’s heritage U.S. manufacturing facilities (primarily hand tools and tool storage). As Snap-on began acquiring businesses in the 1990‘s, the company retained the FIFO inventory valuation methodology used by the predecessor businesses prior to their acquisition by Snap-on; the company does not adopt the LIFO inventory valuation methodology for new acquisitions.

6. Acquired Intangible Assets

Disclosures related to other intangible assets are as follows:

	April 1, 2006		December 31, 2005
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Trademarks	$2.7	$(0.8)	$2.6	$(0.7)
Patents	32.9	(15.2)	32.6	(14.7)
Other	0.6	--	--	--

Total	36.2	(16.0)	35.2	(15.4)
Unamortized other intangible assets:
Trademarks	44.4	--	44.2	--

Total	$80.6	$(16.0)	$79.4	$(15.4)

The weighted-average amortization period is 35 years for trademarks, 16 years for patents and 5 years for other intangible assets. The weighted-average amortization period for trademarks and patents on a combined basis is 20 years.

Amortization expense for the three months ended April 1, 2006, and April 2, 2005, was $0.5 million and $1.1 million. Total estimated annual amortization expense expected for 2006 is $2.0 million and $1.9 million for each of the next four fiscal years, based on current levels of other intangible assets.

Goodwill was $402.4 million and $398.3 million at April 1, 2006, and December 31, 2005. The net increase in goodwill resulted from currency translation and $0.8 million related to the first-quarter 2006 acquisition of the remaining 45% ownership interest in a joint venture.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Snap-on Credit LLC Joint Venture

SOC provides a broad range of financial services to Snap-on’s U.S. franchisee and customer network and to Snap-on’s industrial and other customers. Snap-on receives royalty and management fee income from SOC based on the volume of financings originated by SOC. Snap-on also shares ratably with CIT in any residual net profit or loss of the joint venture after operating expenses, including royalty and management fees, interest costs and credit loss provisions. Snap-on provides extended-term financing internationally through its wholly owned finance subsidiaries.

SOC sells substantially all of its originated contracts on a limited recourse basis to CIT, net of certain fees. SOC continues to service these contracts for an estimated market-rate servicing fee. During the first quarter of 2006, SOC originated contracts totaling $107.5 million, as compared to $96.5 million in the first quarter of 2005.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions against Snap-on (primarily for franchisee van loans). At April 1, 2006, and December 31, 2005, $20.1 million and $19.2 million of loans, with terms ranging from six months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of April 1, 2006, was not material.

CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis, with a combined maximum borrowing limit not to exceed $24 million. As of April 1, 2006, and December 31, 2005, SOC owed both Snap-on and CIT $12.0 million and $3.9 million each pursuant to this agreement.

Snap-on’s exposure related to SOC as of April 1, 2006, was the $12.0 million working capital loan plus the recourse obligations on customer financings, both discussed above.

8. Exit or Disposal Activities

During the first quarter of 2006, Snap-on recorded costs associated with exit and disposal activities of $5.1 million, including $1.9 million included in “Cost of goods sold,” $3.1 included in “Operating expenses,” and $0.1 million included in “Financial services expenses” on the accompanying Consolidated Statements of Earnings. Of the $5.1 million of costs incurred in the first quarter of 2006, $4.4 million qualified for accrual treatment. Costs associated with exit and disposal activities incurred in the first quarter of 2006 related to headcount reductions from (i) the realignment of the franchise support structure; (ii) a reduction of service technicians as part of a shift to a direct service model; (iii) a reduction of production employees in Canada due to continuous improvement efforts; (iv) the exit of a facility in Mexico; and (v) various management realignment actions at other Snap-on facilities.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on’s exit and disposal accrual activity for the quarter ended April 1, 2006, related to the company’s 2006 actions was as follows:

(Amounts in millions)	Provision in 2006	Usage in 2006	Balance at April 1, 2006
Severance costs:
Snap-on Tools Group	$2.2	$(0.9)	$1.3
Commercial and Industrial Group	1.1	(0.5)	0.6
Diagnostics and Information Group	0.8	(0.2)	0.6
Corporate	0.1	--	0.1

Total	$4.2	$(1.6)	$2.6

Exit and disposal accrual usage of $1.6 million during the first quarter of 2006 primarily reflects severance and related payments for the separation of employees. Since year-end 2005, Snap-on has reduced headcount by approximately 230 employees as part of its 2006 restructuring actions. Snap-on anticipates that the restructuring accrual recorded during the first quarter of 2006 will be fully utilized by the end of 2006.

During the first quarter of 2005, Snap-on recorded costs associated with exit and disposal activities of $7.8 million, including $1.2 million included in “Cost of goods sold,” and $6.6 million included in “Operating expenses” on the accompanying Consolidated Statements of Earnings. Snap-on’s exit and disposal accrual activity for the quarter ended April 1, 2006, related to the company’s 2005 actions was as follows:

(Amounts in millions)	Balance at December 31, 2005	Provision (Reversal) in 2006	Usage in 2006	Balance at April 1, 2006
Severance costs:
Snap-on Tools Group	$0.6	$--	$(0.3)	$0.3
Commercial and Industrial Group	0.6	0.1	(0.2)	0.5
Financial Services	0.4	--	(0.3)	0.1
Corporate	0.7	0.1	(0.4)	0.4
Facility consolidation or closure costs:
Snap-on Tools Group	0.5	(0.1)	--	0.4
Commercial and Industrial Group	0.1	--	--	0.1

Total	$2.9	$0.1	$(1.2)	$1.8

Exit and disposal accrual usage of $1.2 million during the first quarter of 2006 reflects severance and related payments for the separation of employees. Snap-on anticipates that the severance cost accrual associated with its 2005 exit and disposal activities will be fully utilized by the end of 2006. The utilization of the facility consolidation or closure costs will extend beyond 2006 primarily due to longer-term lease obligations.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on’s exit and disposal accrual activity for the quarter ended April 1, 2006, related to the Commercial and Industrial Group’s 2004 actions was as follows:

(Amounts in millions)	Balance at December 31, 2005	Provision in 2006	Usage in 2006	Balance at April 1, 2006
Severance costs	$0.2	$--	$--	$0.2
Facility consolidation or closure costs	0.5	0.1	(0.3)	0.3

Total	$0.7	$0.1	$(0.3)	$0.5

Exit and disposal accrual usage of $0.3 million in 2006 primarily related to facility consolidation or closure costs. Snap-on anticipates that the restructuring accrual associated with its 2004 exit and disposal activities will be fully utilized by the end of the second quarter of 2006.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances. Snap-on also expects that it will incur approximately $14 million to $16 million of additional exit and disposal charges during the remainder of 2006.

9. Short-Term and Long-Term Debt

Notes payable and long-term debt at April 1, 2006, and December 31, 2005, were $228.2 million and $226.5 million. Notes payable to banks under uncommitted lines of credit were $18.9 million at April 1, 2006, and $20.9 million at December 31, 2005. Amounts payable by SOC to CIT pursuant to a working capital agreement were $12.0 million at April 1, 2006, and $3.9 million at December 31, 2005. See Note 7 for further discussion of SOC.

At April 1, 2006, Snap-on had a $400 million multi-currency revolving credit facility that terminates on July 27, 2009. The $400 million multi-currency revolving credit facility’s financial covenant requires that Snap-on maintain a ratio of debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00. As of April 1, 2006, Snap-on believes that it was in compliance with all covenants of this revolving credit facility.

At April 1, 2006, Snap-on also had $20 million of unused committed bank lines of credit, of which $10 million expires on July 31, 2006, and $10 million expires on August 31, 2006. At April 1, 2006, Snap-on had approximately $420 million of unused available debt capacity under the terms of its revolving credit facility and committed bank lines of credit.

In August 2001, Snap-on issued $200 million of unsecured notes pursuant to a $300 million shelf registration. The August 2001 notes require semi-annual interest payments at the rate of 6.25% and mature in their entirety on August 15, 2011.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Financial Instruments

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

At April 1, 2006, Snap-on had $25.6 million of net outstanding foreign exchange forward buy contracts comprised of net buy contracts of $31.6 million in Swedish kronor, $4.2 million in Australian dollars and $3.5 million in other currencies, and net sell contracts of $4.2 million in euros, $3.5 million in Canadian dollars, $3.3 million in Singapore dollars and $2.7 million in other currencies. At December 31, 2005, Snap-on had $38.4 million of net foreign exchange forward buy contacts outstanding comprised of net buy contracts of $50.6 million in Swedish kronor, $3.3 million in Australian dollars and $3.0 million in other currencies, and net sell contracts of $8.4 million in euros, $5.6 million in Singapore dollars and $4.5 million in other currencies.

The majority of Snap-on’s forward exchange contracts are not designated as hedges under SFAS No. 133. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings.

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense. For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to interest expense. For cash flow hedges, the effective portion of the change in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss),” while any ineffective portion is recorded as an adjustment to interest expense. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $50 million at both April 1, 2006, and December 31, 2005.

Changes in the fair value of derivative financial instruments qualifying for hedge accounting are reflected as derivative assets or liabilities with the corresponding gains or losses reflected in earnings in the period of change. An offsetting gain or loss is also reflected in earnings based upon the changes of the fair value of the debt instrument being hedged. For all fair value hedges qualifying for hedge accounting, the net accumulated derivative loss at April 1, 2006, was $2.9 million. At April 1, 2006, the maximum maturity date of any fair value hedge was five years. During the first quarter of 2006, cash flow hedge and fair value hedge ineffectiveness was not material.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Pension Plans

Snap-on’s net pension expense included the following components:

	Three Months Ended
(Amounts in millions)	April 1, 2006	April 2, 2005
Service cost	$6.5	$5.4
Interest cost	11.8	11.0
Expected return on assets	(15.1)	(14.1)
Amortization of:
Actuarial loss	3.1	2.4
Prior service cost	0.3	0.4
Net transition asset	(0.1)	(0.1)

Net pension expense	$6.5	$5.0

Snap-on expects to make contributions to its foreign pension plans in 2006 of approximately $6 million. Snap-on is not required to make a contribution to its domestic pension plans in 2006. However, depending on market and other conditions, Snap-on may elect to make a discretionary cash contribution to its domestic pension plans in 2006.

12. Retiree Health Care

Snap-on’s net postretirement health care benefits expense included the following components:

	Three Months Ended
(Amounts in millions)	April 1, 2006	April 2, 2005
Service cost	$0.2	$0.2
Interest cost	1.2	1.1
Amortization of unrecognized net gain	(0.1)	(0.1)

Net postretirement expense	$1.3	$1.2

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Stock-Based Compensation

Effective January 1, 2006, the company adopted SFAS No. 123(R) using the modified prospective method. SFAS No. 123(R) requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost, based on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. Upon adoption, the grant-date fair value of employee share options and similar instruments was estimated using the Black-Scholes option valuation model as adjusted for the unique characteristics of those instruments.

Compensation cost for the unvested portions of equity-classified awards granted prior to January 1, 2006, will be recognized in the results of operations over the remaining vesting periods. Changes in fair value of unvested liability instruments during the requisite service period will be recognized as compensation cost over that service period. Changes in the fair value of vested liability instruments during the contractual term will be recognized as an adjustment to compensation cost in the period of the change in fair value.

Snap-on elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position No. FAS123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS No. 123(R). The realization of tax benefits from stock-based compensation in excess of amounts recognized for financial reporting purposes is recognized as a financing activity in the accompanying Consolidated Statements of Cash Flows.

Due to the prospective adoption of SFAS No. 123(R), results for prior periods have not been restated. Snap-on has stock-based compensation plans under which directors, officers and other eligible employees receive stock options and other equity-based awards.

2001 Incentive Stock and Awards Plan, as Amended (“2001 Plan”)

The 2001 Plan, which was approved by shareholders in 2001, provides for the grant of stock options, stock appreciation rights, performance share awards and restricted stock awards. Stock options have also been issued to nonemployee directors for their services as directors. The 2001 Plan reserved five million shares of common stock for issuance, of which 1,238,652 shares were available for future grants as of April 1, 2006. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable.

The compensation cost that has been charged against income for the 2001 Plan was $3.3 million in the first quarter of 2006. In the first quarter of 2005, the company recorded $0.2 million of income related to stock appreciation rights, performance share awards and restricted stock awards that were valued using the intrinsic method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Included in the $3.3 million charge above, was a $0.8 million pretax charge for outstanding liability-based awards as of January 1, 2006. The $0.8 million charge was recorded as an operating expense and not presented as a cumulative effect of a change in accounting principle as the cumulative effect impact was not significant. Cash received from option exercises under all share-based payment arrangements during the first quarter of 2006 and 2005, was $27.4 million and $6.5 million. The tax benefit realized from the exercise of the share-based payment arrangements were $3.5 million and $0.8 million for the quarters ended April 1, 2006, and April 2, 2005.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Stock Options

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Except for grants to non-employee directors, which vest immediately, awards generally vest within two years of continuous service and have ten-year contractual terms from the date of grant. The stock option awards granted during the first quarter of 2006 vest in two annual increments beginning on the first anniversary following the grant date of the award.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the expected term of options granted (based on the period of time that options granted are expected to be outstanding.) Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The following weighted-average assumptions were used in calculating the fair value of stock options granted during the quarters ended April 1, 2006, and April 2, 2005, using the Black-Scholes option valuation model:

	Three Months Ended
	April 1, 2006	April 2, 2005
Expected term of option (in years)	7.19	7.13
Expected volatility factor	29.19%	30.16%
Expected dividend yield	3.23%	3.40%
Risk-free interest rate	4.59%	4.08%

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of stock option activity as of and for the quarter ended April 1, 2006, is presented below:

	Shares (in millions)	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	5.0	$31.44
Granted	0.6	39.35
Exercised	(0.8)	29.71
Forfeited or expired	--	--

Outstanding at end of period	4.8	32.63	5.99	$27.7

Exercisable at end of period	3.9	31.60	5.18	26.0
(*) Weighted-average

The weighted-average grant-date fair value of options granted during the first quarter of 2006 and 2005 was $10.57 and $8.70. The intrinsic value of options exercised during the first quarter of 2006 and 2005 was $7.3 million and $2.0 million. The fair value of stock options vested during both the first quarter of 2006 and 2005 was $3.9 million.

As of April 1, 2006, there was $8.0 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2001 Plan. That cost is expected to be recognized as a charge to earnings over a weighted-average period of 1.5 years.

Performance Awards

Performance awards granted under the 2006 long-term incentive award program are earned over a contractual term of three years. Vesting of the performance awards under the 2006 plan will be dependent upon performance relative to pre-defined goals for revenue growth and return on assets for the years 2006 through 2008. Based on Snap-on’s performance relative to these goals, the recipient can earn up to 100% of the performance awards. For performance achieved above a certain level, the recipient may earn cash awards in addition to the performance awards, not to exceed 50% of the number of performance awards initially granted. Cash awards related to the 2006 restricted performance shares represent the right to receive cash of $39.35 per unit, which was the fair market value of the performance awards at the date of grant.

Performance awards granted under the 2005 long-term incentive award program are earned over a contractual term of three years. Vesting of the performance awards will be dependent upon performance relative to pre-defined goals for revenue growth and return on assets for the years 2005 through 2007. Based on Snap-on’s performance relative to these goals, the recipient can earn up to 100% of the performance awards with an equal number of cash units that represent the right to receive cash of $31.73 per unit. For performance achieved above a certain level, the recipient may earn additional cash units, not to exceed 100% of the number of performance awards initially awarded. The additional cash units also represent the right to receive cash of $31.73 per unit, which was the fair market value of the performance awards at the date of grant.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The fair value of each performance award is estimated on the date of grant using the Black-Scholes option valuation model. The company uses the vesting period of the performance awards as the expected term of options granted. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the performance award. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the length of time corresponding to the expected term of the performance award. The following weighted-average assumptions were used in calculating the fair value of performance awards granted during the quarters ended April 1, 2006, and April 2, 2005, using the Black-Scholes option valuation model:

	Three Months Ended
	April 1, 2006	April 2, 2005
Expected term of performance award (in years)	3.0	3.0
Expected volatility factor	20.54%	25.37%
Expected dividend yield	3.23%	3.40%
Risk-free interest rate	4.67%	3.91%

The weighted-average grant-date fair value of performance awards granted during the first quarter of 2006 and 2005 was $35.74 and $28.68. As performance share awards vest only at the end of the performance-award period, no shares vested or were exercised during the quarter ended April 1, 2006, or April 2, 2005.

A summary of the status of the company’s non-vested performance share awards as of April 1, 2006, and changes during the quarter ended April 1, 2006, is as follows:

	Shares (in millions)	Grant-Date Fair Value (*)
Non-vested performance awards at beginning of period	0.1	$28.69
Granted	0.3	35.74
Vested	--	--
Forfeited or expired	--	--

Non-vested performance awards at end of period	0.4	$33.51

(*) Weighted-average

As of April 1, 2006, there was $9.8 million of unrecognized compensation cost related to non-vested performance share awards granted under the 2001 Plan. That cost is expected to be recognized as a charge to earnings over a weighted-average period of 2.6 years.

Stock Appreciation Rights (“SARs”)

The company also issues SARs to certain key non-U.S. employees. SARs are granted with an exercise price equal to the market value of a share of common stock on the date of grant and have a contractual term of ten years and vest in two annual increments beginning on the first anniversary following the grant date of the award. SARs provide for the cash payment of the excess of the fair market value of Snap-on’s common stock price on the date of exercise over the grant price. SARs have no effect on dilutive shares or shares outstanding as any appreciation of Snap-on’s common stock value over the grant price is paid in cash and not in common stock.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The fair value of each SAR is remeasured each reporting period using the Black-Scholes option valuation model. The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the stock appreciation right. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the SARs. The following weighted-average assumptions were used in calculating the fair value of SARs granted during the quarters ended April 1, 2006, and April 2, 2005, using the Black-Scholes option valuation model:

	Three Months Ended
	April 1, 2006	April 2, 2005
Expected term of SARs (in years)	7.28	7.13
Expected volatility factor	29.25%	30.19%
Expected dividend yield	3.23%	3.40%
Risk-free interest rate	4.59%	4.07%

The total intrinsic value of SARs exercised during the first quarters of 2006 and 2005 was $0.5 million and $0.4 million. The total fair value of SARs vested during the first quarters of 2006 and fiscal 2005 was $0.9 million and $1.2 million.

A summary of the status of the company’s non-vested SARs as of April 1, 2006, and changes during the quarter ended April 1, 2006, is as follows:

	Shares (in millions)	Fair Value (*)
Non-vested SARs at beginning of period	--	$--
Granted	0.1	9.95
Vested	--	--
Forfeited or expired	--	--

Non-vested SARs at end of period	0.1	$9.86

(*) Weighted-average

As of April 1, 2006, there was $1.4 million of unrecognized compensation cost related to non-vested SARs granted under the 2001 Plan. That cost is expected to be recognized as a charge to earnings over a weighted-average period of 1.6 years.

Restricted Stock Awards

The company did not grant time-based restricted stock awards during the first quarter of 2006 and there are no time-based restricted stock awards outstanding as of April 1, 2006.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other Stock-Based Compensation Plans

The company has other stock-based compensation plans that include the directors’ fee plan, employee stock purchase plan, franchisee stock purchase plan, and the dividend reinvestment and stock purchase plan. The impact of SFAS No. 123(R) on, and the activity in, these plans was not significant.

Fair Value Disclosures – Prior to Adoption of SFAS No. 123(R)

Prior to January 1, 2006, the company accounted for its share-based instruments under the recognition and measurement provisions of APB No. 25 and related interpretations. No stock-based employee compensation costs related to stock options were recognized prior to 2006. The following table illustrates the effect on net earnings and earnings per share for the first quarter of 2005 as if Snap-on had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option valuation model:

(Amounts in millions, except per share data)	April 2, 2005
Net earnings, as reported	$17.9
Adjustments to net earnings, as reported:
Stock-based employee compensation expense (income)
included in reported net income, net of related tax effects	(0.1)
Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects	(1.2)

$16.6
Pro forma net earnings

Net earnings per share - basic:
As reported	$0.31
Pro forma	0.29
Net earnings per share - diluted:
As reported	$0.31
Pro forma	0.28

14. Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
	April 1, 2006	April 2, 2005
Weighted-average common shares outstanding	58,200,198	57,775,299
Dilutive effect of employee stock options	871,284	490,515

Weighted-average common shares outstanding, assuming dilution	59,071,482	58,265,814

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Options to purchase 895,059 shares and 1,784,809 shares of Snap-on common stock were not included in the computation of diluted earnings per share for the three months ended April 1, 2006, and April 2, 2005, as the exercise prices of the options were greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

15. Comprehensive Income

Total comprehensive income for the three month periods ended April 1, 2006, and April 2, 2005, was as follows:

	Three Months Ended
(Amounts in millions)	April 1, 2006	April 2, 2005
Net earnings	$22.1	$17.9
Foreign currency translation	3.4	(36.3)
Change in fair value of derivative instruments, net of tax	0.1	(0.3)

Total comprehensive income	$25.6	$(18.7)

16. Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its reserve requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience. The following summarizes Snap-on’s product warranty accrual activity for the three month periods ended April 1, 2006, and April 2, 2005:

	Three Months Ended
(Amounts in millions)	April 1, 2006	April 2, 2005
Warranty reserve:
Beginning of year	$16.8	$15.7
Additions	5.2	3.2
Usage	(4.1)	(2.8)

End of period	$17.9	$16.1

Snap-on’s franchise relationships are governed by contract and it is not uncommon for legal disputes to result from the termination - either by Snap-on or the franchisee - of these relationships. In certain matters, former franchisees, purportedly on behalf of current and former franchisees, are seeking adjudication of certain claims within an arbitration proceeding. As an initial step, certain claimants have successfully asserted in arbitration the right to further proceedings to determine whether class certification in arbitration would be appropriate. Snap-on has taken steps in court to maintain its right to challenge adverse results of the arbitral proceedings. Snap-on has vigorously asserted, and will continue to vigorously assert, defenses in these matters, including its belief that class certification is not appropriate.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On April 21, 2006, Snap-on received a settlement proposal from counsel for the class claimants. Based on its understanding of the claimants’ proposed settlement terms, the company believes that if it had accepted this settlement proposal it would have resulted in a pretax charge of $19 million to $24 million. These settlement amounts do not include an additional $15 million for legal fees proposed by claimants’ counsel. Snap-on has not accepted the claimants’ settlement proposal for both monetary and business reasons. A counter to this offer has not been extended; however, the company continues to be willing to explore a settlement while also pursuing its other legal and litigation strategies. Snap-on cannot predict whether claimants’ counsel will continue to explore settlement or whether a settlement can be reached. Should a settlement be reached, it could have a material impact on Snap-on’s consolidated results of operations.

In the event that a settlement cannot be reached, Snap-on believes that additional individual cases that may be filed on behalf of former franchisees and other proceedings associated with these matters could result in higher legal and other costs in future periods. It is not possible to predict the outcome of these legal matters due, in part, to the uncertainty inherent in legal proceedings, including the absence of precedents and clear procedures regarding class proceedings in arbitration. Snap-on will continue to pursue all available strategies from dispositive class motions to settlement for these matters.

Snap-on is also involved in various other legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these other legal matters, management believes that the results will not have a material impact on Snap-on’s consolidated financial position or results of operations.

17. Segments

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments include: (i) the Snap-on Tools Group (formerly the Snap-on Dealer Group); (ii) the Commercial and Industrial Group; (iii) the Diagnostics and Information Group; and (iv) Financial Services. The Snap-on Tools Group consists of Snap-on’s business operations serving the worldwide franchise van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle-service information, business management systems, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services consists of the business operations of SOC, a consolidated 50%-owned joint venture between Snap-on and CIT, and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has franchisee operations. See Note 7 for further discussion of SOC.

Snap-on evaluates the performance of its operating segments based on segment revenues and operating earnings. For the Snap-on Tools, Commercial and Industrial, and Diagnostics and Information Groups, segment net sales include both external and intersegment net sales. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Intersegment amounts are eliminated to arrive at consolidated financial results.

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

Financial data by segment was as follows:

	Three Months Ended
(Amounts in millions)	April 1, 2006	April 2, 2005
Net sales:
Snap-on Tools Group	$248.7	$255.8
Commercial and Industrial Group	287.2	293.8
Diagnostics and Information Group	119.2	114.4

Segment net sales	655.1	664.0
Intersegment eliminations	(61.6)	(65.3)

Total net sales	$593.5	$598.7
Financial services revenue	11.2	14.1

Total revenues	$604.7	$612.8

Operating earnings:
Snap-on Tools Group	$18.2	$18.1
Commercial and Industrial Group	23.1	11.0
Diagnostics and Information Group	10.3	9.3
Financial Services	2.0	4.3

Segment operating earnings	53.6	42.7
Corporate	(14.2)	(8.4)

Operating earnings	$39.4	$34.3
Interest expense	(4.4)	(5.9)
Other income (expense) - net	(1.2)	(0.9)

Earnings before income taxes	$33.8	$27.5

(Amounts in millions)	April 1, 2006	December 31, 2005
Assets:
Snap-on Tools Group	$427.7	$415.9
Commercial and Industrial Group	950.5	916.3
Diagnostics and Information Group	208.9	195.4
Financial Services	148.1	149.0

Total assets from reportable segments	$1,735.2	$1,676.6
Corporate	368.7	362.0
Elimination of intersegment receivables	(31.9)	(30.2)

Total assets	$2,072.0	$2,008.4

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement:

Statements in this document that are not historical facts, including statements (i) that include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on or its management; (ii) specifically identified as forward-looking; or (iii) describing Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, as well as the risk factors discussed in Snap-on’s Form 10-K filing dated February 21, 2006, and Form 8-K filing dated July 27, 2005, could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain savings from cost reduction actions, including its ability to implement reductions in workforce, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher cost and lost revenues. These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby enhance their sales and profitability, introduce successful new products, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, litigation challenges and external negative factors including significant changes in the current competitive environment, inflation, interest rates and other monetary fluctuations; and the various potential impacts of legal proceedings and/or settlements, terrorist disruptions on business, and energy and raw material supply and pricing (primarily steel and fuel), including the impact of higher fuel prices on franchisees’ operations. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Highlights of Snap-on’s results of operations for the first quarters of fiscal 2006 and fiscal 2005 are as follows:

	Three Months Ended
(Amounts in millions)	April 1, 2006		April 2, 2005		Increase / (Decrease)
Net sales	$593.5	100.0%	$598.7	100.0%	$(5.2)	-0.9%
Cost of goods sold	333.2	56.1%	341.8	57.1%	(8.6)	-2.5%

Gross profit	260.3	43.9%	256.9	42.9%	3.4	1.3%
Financial services revenue	11.2	100.0%	14.1	100.0%	(2.9)	-20.6%
Financial services expenses	9.2	82.1%	9.8	69.5%	(0.6)	-6.1%

Operating income from financial services	2.0	17.9%	4.3	30.5%	(2.3)	-53.5%
Operating expenses	222.9	37.6%	226.9	37.9%	(4.0)	-1.8%

Operating earnings	39.4	6.5%	34.3	5.6%	5.1	14.9%
Interest expense	4.4	0.7%	5.9	1.0%	(1.5)	-25.4%
Other (income) expense - net	1.2	0.2%	0.9	0.1%	0.3	33.3%

Earnings before income taxes	33.8	5.6%	27.5	4.5%	6.3	22.9%
Income tax expense	11.7	1.9%	9.6	1.6%	2.1	21.9%

Net earnings	$22.1	3.7%	$17.9	2.9%	$4.2	23.5%

Percentage Disclosure: Cost of goods sold, Gross profit and Operating expenses are calculated as percentages of Net sales. Financial services expenses and Operating income from financial services are calculated as percentages of Financial services revenue. All other income statement line items are calculated as percentages of the sum of Net sales and Financial services revenue.

Net sales in the first quarter of 2006 decreased $5.2 million or 0.9% from prior-year levels. The decrease in net sales primarily includes $15.0 million of unfavorable currency translation partially offset by sales gains in emerging markets, higher sales of hand tools in industrial channels and increased OEM facilitation sales.

Gross profit was $260.3 million, or 43.9% of net sales, in the first quarter of 2006, as compared to $256.9 million, or 42.9% of net sales, in the first quarter of 2005. Gross profit in the first quarter of 2006 increased $3.4 million or 100 basis points (100 basis points equals 1.0 percent) as a percentage of net sales. Benefits from lower costs, including benefits from efficiency and productivity initiatives of $6.7 million, as well as benefits from the increased sales volume and higher selling prices, were partially offset by $5.9 million of unfavorable currency translation, higher production and material costs of $4.4 million, and $0.7 million of higher year-over-year restructuring costs. Restructuring costs included in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings were $1.9 million in the first quarter of 2006, as compared to $1.2 million in the comparable prior-year period.

Financial services operating income was $2.0 million on $11.2 million of revenue in the first quarter of 2006 compared with $4.3 million of operating income on $14.1 million of revenue in the first quarter of 2005. The decrease in operating income reflects the impact of lower net interest spreads, partially offset by higher originations.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

Operating expenses in the first quarter of 2006 decreased $4.0 million, or 30 basis points as a percentage of net sales, from the first quarter of 2005. The year-over-year decrease in operating expenses reflects benefits of $3.7 million from efficiency and productivity initiatives, $4.5 million of favorable currency translation, $3.2 million of lower year-over-year restructuring costs, and $2.8 million of lower bad debt and franchisee termination costs. Operating expenses in 2006 also benefited from the absence of $3.0 million of costs incurred in the first quarter of 2005 to terminate a supplier relationship. These decreases in operating expenses were partially offset by $6.8 million of higher pension, health care and other costs, and $2.0 million in costs associated with the company’s January 1, 2006, adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” The company adopted SFAS No. 123(R) on a prospective basis in the first quarter of 2006. The cumulative effect of adopting SFAS No. 123(R), which is included in “Operating expenses” on the accompanying Consolidated Statements of Earnings, was not significant. Restructuring costs included in “Operating expenses” were $3.1 million in the first quarter of 2006, as compared to $6.3 million in the prior-year period. See Note 13 for additional information on the company’s adoption of SFAS No. 123(R).

Interest expense of $4.4 million in the first quarter of 2006 was $1.5 million lower than prior year due to lower average debt levels, including the fourth-quarter 2005 repayment of $100 million of unsecured 6.625% notes.

Other (income) expense – net was an expense of $1.2 million in the first quarter of 2006, as compared to an expense of $0.9 million in the prior year. This line item includes the impact of all non-operating items such as interest income, hedging and currency exchange rate transactions gains and losses, minority interest and other miscellaneous non-operating items. The year-over-year change in other (income) expense includes $0.8 million in higher foreign exchange losses, offset by $0.2 million of lower minority interest expense and $0.6 million of higher interest income due to the year-over-year increase in average cash on hand. Minority interest expense was $0.8 million in the first quarter of 2006, as compared to $1.0 million in the first quarter of 2005.

Snap-on’s effective tax rate was 34.5% in the first quarter of 2006 compared with 35.0% in the first quarter of 2005. The 0.5% reduction in the 2006 effective tax rate is attributable to a higher percentage of foreign earnings that are generally taxed at lower rates.

Exit and Disposal Activities

For a discussion of Snap-on’s exit and disposal activities, see Note 8.

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance.   In the first quarter of 2006, the company changed the name of the Snap-on Dealer Group segment to the Snap-on Tools Group. The organization structure used by management has not changed and the segment name change did not impact previously disclosed segment net sales, operating earnings, identifiable assets or other amounts or disclosures. Snap-on’s reportable business segments include: (i) the Snap-on Tools Group; (ii) the Commercial and Industrial Group; (iii) the Diagnostics and Information Group; and (iv) Financial Services. The Snap-on Tools Group consists of Snap-on’s business operations serving the worldwide franchise van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle-service information, business management systems, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services consists of the business operations of SOC and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has franchisee operations.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

Snap-on evaluates the performance of its operating segments based on segment revenues and operating earnings. For the Snap-on Tools, Commercial and Industrial, and Diagnostics and Information Groups, segment net sales include both external and intersegment sales. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Intersegment amounts are eliminated to arrive at consolidated financial results.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	April 1, 2006		April 2, 2005		Increase / (Decrease)
External net sales	$248.7	100.0%	$255.8	100.0%	$(7.1)	-2.8%
Intersegment net sales	--	--	--	--	--	--

Segment net sales	248.7	100.0%	255.8	100.0%	(7.1)	-2.8%
Cost of goods sold	137.7	55.4%	140.4	54.9%	(2.7)	-1.9%

Gross profit	111.0	44.6%	115.4	45.1%	(4.4)	-3.8%
Operating expenses	92.8	37.3%	97.3	38.0%	(4.5)	-4.6%

Segment operating earnings	$18.2	7.3%	$18.1	7.1%	$0.1	0.6%

Segment net sales in the first quarter of 2006 decreased $7.1 million, or 2.8%, from prior-year levels, including lower sales of $4.2 million and unfavorable currency translation of $2.9 million. Sales in the North American franchise businesses were down 1.8%. In the United States, Snap-on’s sales per franchisee were up 1.5%, but the number of U.S. franchisees was down 2.5%. This decrease in franchisees was anticipated as a consequence of the strategic initiatives being implemented in 2006. Sales in the international franchise business decreased 6.3% year over year, as sales volume increases were more than offset by unfavorable currency translation.

Segment gross profit for the first quarter of 2006 decreased $4.4 million, or 50 basis points as a percentage of segment sales, from prior-year levels. The year-over-year decrease reflects the impact of the lower sales volume, $4.5 million of higher production and material costs, including increased steel costs, and $1.0 million of unfavorable currency translation. These decreases in gross profit were partially offset by benefits from higher selling prices and a favorable product mix, and $1.6 million of lower costs, including benefits from efficiency and productivity initiatives. Operating expenses for the Snap-on Tools Group decreased $4.5 million year over year, or 70 basis points as a percentage of segment sales. The $4.5 million decrease reflects $1.9 million of benefits from cost reduction initiatives, $1.9 million of lower bad debt and franchisee termination costs, $0.8 million of favorable currency translation and the absence of $3.0 million of costs incurred in the first quarter of 2005 to terminate a supplier relationship. These decreases in operating expenses were partially offset by $2.3 million of higher promotional spending to support franchise system initiatives, including costs for an extensive update of the 2006 Snap-on catalog. As a result of these factors, segment operating earnings in the first quarter of 2006 increased $0.1 million, or 20 basis points as a percentage of segment sales, from the first quarter of 2005.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

Commercial and Industrial Group

	Three Months Ended
(Amounts in millions)	April 1, 2006		April 2, 2005		Increase / (Decrease)
External net sales	$255.6	89.0%	$259.2	88.2%	$(3.6)	-1.4%
Intersegment net sales	31.6	11.0%	34.6	11.8%	(3.0)	-8.7%

Segment net sales	287.2	100.0%	293.8	100.0%	(6.6)	-2.2%
Cost of goods sold	181.4	63.2%	196.0	66.7%	(14.6)	-7.4%

Gross profit	105.8	36.8%	97.8	33.3%	8.0	8.2%
Operating expenses	82.7	28.8%	86.8	29.6%	(4.1)	-4.7%

Segment operating earnings	$23.1	8.0%	$11.0	3.7%	$12.1	110.0%

Segment net sales in the first quarter of 2006 decreased $6.6 million, or 2.2%, from prior-year levels reflecting $10.8 million of unfavorable currency translation, partially offset by $4.2 million of higher sales. The $4.2 million increase in year-over-year net sales primarily reflects growth in emerging markets and increased sales of hand tools for industrial applications.

Segment gross profit for the first quarter of 2006 was $105.8 million, up $8.0 million, or 350 basis points as a percentage of segment sales, over prior-year levels. The improvement in year-over-year gross profit primarily reflects benefits from increased sales of higher margin products and improved pricing, as well as $5.2 million of savings from productivity and efficiency initiatives, including strategic efforts to increase production and sourced materials from lower-cost regions and facilities. These improvements were partially offset by $4.3 million of unfavorable currency translation. Operating expenses decreased $4.1 million or 80 basis points as a percentage of segment sales. The decrease in operating expenses primarily reflects $3.2 million of favorable currency translation and $3.2 million of benefits from efficiency and productivity initiatives, partially offset by $1.8 million of spending to support actions to expand our sales presence in emerging growth markets. As a result of these factors, segment operating earnings in the first quarter of 2006 increased $12.1 million as compared with the first quarter of 2005.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

Diagnostics and Information Group

	Three Months Ended
(Amounts in millions)	April 1, 2006		April 2, 2005		Increase / (Decrease)
External net sales	$89.1	74.7%	$83.7	73.2%	$5.4	6.5%
Intersegment net sales	30.1	25.3%	30.7	26.8%	(0.6)	-2.0%

Segment net sales	119.2	100.0%	114.4	100.0%	4.8	4.2%
Cost of goods sold	75.7	63.5%	70.7	61.8%	5.0	7.1%

Gross profit	43.5	36.5%	43.7	38.2%	(0.2)	-0.5%
Operating expenses	33.2	27.9%	34.4	30.1%	(1.2)	-3.5%

Segment operating earnings	$10.3	8.6%	$9.3	8.1%	$1.0	10.8%

Segment net sales in the first quarter of 2006 increased $4.8 million, or 4.2%, from prior-year levels largely due to higher OEM facilitation sales and increased sales of Mitchell1® information products, partially offset by $1.8 million of unfavorable currency translation.

Segment gross profit for the first quarter of 2006 decreased $0.2 million, or 170 basis points as a percentage of segment sales, as benefits from increased pricing and lower costs, including benefits from efficiency and productivity initiatives of $1.0 million, were more than offset by $1.2 of higher restructuring costs and unfavorable currency translation of $0.6 million. Operating expenses decreased $1.2 million, or 220 basis points as a percentage of segment sales, primarily due to $1.2 million of lower restructuring costs year over year. As a result of these factors, segment operating earnings in the first quarter of 2006 increased $1.0 million as compared with the first quarter of 2005.

Financial Services

	Three Months Ended
(Amounts in millions)	April 1, 2006		April 2, 2005		Increase / (Decrease)
Financial services revenue	$11.2	100.0%	$14.1	100.0%	$(2.9)	20.6%
Financial services expenses	9.2	82.1%	9.8	69.5%	(0.6)	-6.1%

Segment operating income	$2.0	17.9%	$4.3	30.5%	$(2.3)	-53.5%

Operating income was $2.0 million on $11.2 million of revenue in the first quarter of 2006 compared with $4.3 million of operating income on $14.1 million of revenue in the first quarter of 2005. The decrease in operating income primarily reflects the impact of lower net interest spreads, partially offset by higher originations.

Corporate

Snap-on’s general corporate expenses were $14.2 million in the first quarter of 2006, up from $8.4 million in the first quarter of 2005. Increased expenses in 2006 include $5.3 million of higher insurance, health care and other costs. Higher expenses were also incurred in 2006 related to performance awards and adjustments on liability-based awards, including $2.0 million from the adoption of SFAS No. 123(R). These year-over-year increases in general corporate expenses were partially offset by lower restructuring costs of $1.8 million and benefits from cost reduction initiatives of $1.6 million.

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

Snap-on has been focused on improving asset utilization by making more effective use of its investment in certain working capital items. As of April 1, 2006, working capital (defined as current assets less current liabilities) of $578.0 million was up slightly from $566.8 million as of December 31, 2005 (fiscal 2005 year end). The company assesses management’s operating performance and effectiveness relative to those components of working capital, particularly accounts receivable and inventories, that are more directly impacted by operational decisions. The following represents the company’s working capital position as of April 1, 2006, and December 31, 2005.

(Amounts in millions)	April 1, 2006	December 31, 2005
Cash	$182.9	$170.4
Accounts receivable - net of allowances	513.7	485.9
Inventories	293.4	283.2
Other current assets	144.8	133.4

Total current assets	1,134.8	1,072.9

Accounts payable	(162.2)	(135.4)
Notes payable and current maturities of long-term debt	(31.0)	(24.8)
Other current liabilities	(363.6)	(345.9)

Total current liabilities	(556.8)	(506.1)

Total working capital	$578.0	$566.8

Accounts receivable at the end of the first quarter of 2006 was $513.7 million, up $27.8 million from year-end 2005 levels, largely reflecting the impact of higher sales in the first quarter of 2006 as compared to the fourth quarter of 2005. At the end of the first quarter of 2006, days sales outstanding was 79 days, up from 74 days at December 31, 2005. Days sales outstanding at the end of the first quarter of 2005 was 82 days.

Inventories were $293.4 million at the end of the first quarter of 2006, up $10.2 million from year-end 2005 levels. Inventories accounted for using the first-in, first-out (“FIFO”) method as of April 1, 2006, and December 31, 2005, approximated 66% and 63% of total inventories. All other inventories are generally accounted for using the last-in, first-out (“LIFO”) cost method. The company’s LIFO reserve was $80.6 million at April 1, 2006, compared to $82.1 million at year-end 2005. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) at April 1, 2006, was 4.0 turns, as compared to 4.1 turns at year-end 2005.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

Notes payable and long-term debt at April 1, 2006, and December 31, 2005, were $228.2 million and $226.5 million. Notes payable to banks under uncommitted lines of credit were $18.9 million at April 1, 2006, and $20.9 million at December 31, 2005. Amounts payable to CIT by SOC pursuant to a working capital agreement were $12.0 million at April 1, 2006, and $3.9 million at December 31, 2005. See Note 7 for further discussion of SOC. Snap-on also has $200 million of unsecured 6.25% long-term notes that mature in their entirety on August 15, 2011.

At April 1, 2006, Snap-on had a $400 million multi-currency revolving credit facility that terminates on July 27, 2009. The $400 million multi-currency revolving credit facility’s financial covenant requires that Snap-on maintain a ratio of debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00. As of April 1, 2006, Snap-on believes that it was in compliance with all covenants of this revolving credit facility.

At April 1, 2006, Snap-on also had $20 million of unused committed bank lines of credit, of which $10 million expires on July 31, 2006, and $10 million expires on August 31, 2006. At April 1, 2006, Snap-on had approximately $420 million of unused available debt capacity under the terms of its revolving credit facility and committed bank lines of credit.

The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flows.

Cash flow provided from operating activities was $27.5 million in the first quarter of 2006, as compared to $19.3 million in the first quarter of 2005. The increase in cash flow from operating activities in 2006 reflects higher year-over-year net earnings along with an increase in cash flow from net changes in operating assets and liabilities.

Capital expenditures were $10.7 million in the first quarter of 2006, as compared with $9.2 million in the comparable prior-year period. Capital expenditures in 2006 mainly reflect efficiency and cost-reduction capital investments, including the installation of new production equipment and machine tooling to enhance manufacturing and distribution operations, as well as ongoing replacements of manufacturing and distribution equipment. In addition to equipment investments, the company has also acquired computer hardware to upgrade internal systems and enhance the company’s existing global Enterprise Resource Planning (“ERP”) management information system. Snap-on anticipates full-year 2006 capital expenditures to be in a range of $50 million to $55 million, Full-year capital expenditures were $40.1 million in 2005. Full-year depreciation and amortization expense is anticipated to be approximate $50 million in 2006, as compared to $52.2 million in 2005.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. During the first quarter of 2006, Snap-on repurchased 673,618 shares of common stock for $26.0 million under its previously announced share repurchase programs, as compared to $7.7 million of share repurchases in the first quarter of 2005. As of the end of the first quarter of 2006, Snap-on has remaining availability to repurchase up to an additional $142.0 million in common stock pursuant to the Board of Directors’ authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. On February 1, 2006, Snap-on announced that its Board of Directors approved a $0.02 per share, or 8%, increase in the quarterly dividend to $0.27 per share. Cash dividends paid were $15.8 million in the first quarter of 2006, as compared to $14.5 million in the first quarter of 2005.

OTHER MATTERS

Snap-on’s franchise relationships are governed by contract and it is not uncommon for legal disputes to result from the termination - either by Snap-on or the franchisee - of these relationships. In certain matters, former franchisees, purportedly on behalf of current and former franchisees, are seeking adjudication of certain claims within an arbitration proceeding. As an initial step, certain claimants have successfully asserted in arbitration the right to further proceedings to determine whether class certification in arbitration would be appropriate. Snap-on has taken steps in court to maintain its right to challenge adverse results of the arbitral proceedings. Snap-on has vigorously asserted, and will continue to vigorously assert, defenses in these matters, including its belief that class certification is not appropriate.

On April 21, 2006, Snap-on received a settlement proposal from counsel for the class claimants. Based on its understanding of the claimants’ proposed settlement terms, the company believes that if it had accepted this settlement proposal it would have resulted in a pretax charge of $19 million to $24 million. These settlement amounts do not include an additional $15 million for legal fees proposed by claimants’ counsel. Snap-on has not accepted the claimants’ settlement proposal for both monetary and business reasons. A counter to this offer has not been extended; however, the company continues to be willing to explore a settlement while also pursuing its other legal and litigation strategies. Snap-on cannot predict whether claimants’ counsel will continue to explore settlement or whether a settlement can be reached. Should a settlement be reached, it could have a material impact on Snap-on’s consolidated results of operations.

In the event that a settlement cannot be reached, Snap-on believes that additional individual cases that may be filed on behalf of former franchisees and other proceedings associated with these matters could result in higher legal and other costs in future periods. It is not possible to predict the outcome of these legal matters due, in part, to the uncertainty inherent in legal proceedings, including the absence of precedents and clear procedures regarding class proceedings in arbitration. Snap-on will continue to pursue all available strategies from dispositive class motions to settlement for these matters.

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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

Revenue Recognition: Snap-on derives revenue primarily from the sale of tool, diagnostic, service and equipment solutions for professional tool and equipment users. Snap-on markets its products and services through the worldwide franchisee mobile van channel, company direct sales, and independent distributor and other non-franchised channels, including its public Internet website. Snap-on also derives revenue from various financing programs to facilitate the sales of its products.

Snap-on recognizes revenue from the sale of tool, diagnostic, service and equipment solutions when all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) delivery has occurred or services have been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. For sales contingent upon customer acceptance or product installation, revenue recognition is deferred until such obligations are fulfilled. As required by Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and assumptions for the gross profit margin and volume of future sales returns. Provisions for customer volume rebates, discounts and allowances are also recorded as a reduction of reported revenues at the time of sale based on historical experience and known trends. Revenue related to maintenance and subscription agreements is recognized over the term of the agreement.

Snap-on also derives revenue from various financing programs to facilitate the sales of its products. Extended-term contracts, generally with an average term of 33 months, are closed-end, fixed rate contracts offered to professional automotive technicians and owners of automotive repair facilities to enable them to purchase tools and equipment on an extended-term payment plan. Financing options are also available to franchisees to meet a number of financing needs, including van and truck leases, working capital loans, and loans to enable new franchisees to fund the purchase of the franchise. The duration of these contracts can be up to 10 years. The majority of Snap-on’s finance revenue is derived from the vehicle service industry in North America.

Franchise fee revenue, including nominal, non-refundable initial and ongoing monthly fees (primarily for sales and business training and marketing and product promotion programs), is recognized as the fees are earned.

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

For a discussion of the development of Snap-on’s pension plans and expected return on plan assets assumptions, see Note 13 to the Consolidated Financial Statements in the company’s 2005 Annual Report on Form 10-K.

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

Stock-Based Compensation: Effective January 1, 2006, the company adopted SFAS No. 123(R) using the modified prospective method. SFAS No. 123(R) requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost, based on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. Upon adoption, the grant-date fair value of employee share options and similar instruments was estimated using the Black-Scholes option valuation model as adjusted for the unique characteristics of those instruments.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different from that depicted in the financial statements.

OUTLOOK

Snap-on will continue to emphasize the implementation of its 2006 strategic priorities, including focused innovation on product and process improvements, its growth initiatives in emerging markets, and its actions to further enhance value and service to Snap-on’s franchisees and customers. While Snap-on is encouraged by the progress in its key initiatives and with the improvement in first-quarter earnings performance, the company is still early in the implementation phase of its 2006 strategic initiatives and certain key transformational changes are planned for the second and third quarters of 2006.

First-quarter 2006 earnings exceeded expectations provided at the beginning of 2006. Snap-on continues to believe that operating earnings for the Commercial and Industrial and the Diagnostics and Information Groups will improve for the year, even as the businesses continue to invest and progress on their key initiatives to support sustainable profitable growth: expansion in Asia and other emerging markets, and focused innovation on new technology and information-based products.

The Snap-on Tools Group plans to continue to invest in its initiatives to improve service and value to its franchisees and customers, enhance sales and profitability of its franchisees, improve and transform its manufacturing supply chain to a lower cost, market demand replenishment system, and extend Snap-on brands and product lines into targeted underdeveloped market segments. The expected costs to enhance field support and for other franchise system initiatives, previously believed to cost up to $15 million, are now expected to cost $5 million to $7 million, of which approximately $1 million was incurred in the first quarter. This lower level of spending contributed to the higher-than-expected earnings in the first quarter. Snap-on continues to believe that customer service and supply chain initiatives, along with new marketing programs, will require spending of $8 million to $10 million in 2006, as originally anticipated, with a significant portion of this spending expected to occur in the third quarter. Progress is on track and is expected to continue to show positive momentum through the remainder of 2006, although the company continues to believe the Snap-on Tools segment will experience a year-over-year decline in 2006 operating earnings.

The Financial Services segment is expected to continue to be challenged by higher interest rates, and therefore its operating results for the full year are estimated to be lower than the results achieved a year ago.

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

Foreign Currency Risk Management: Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations and restrictions on movement of funds. Foreign exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments in an attempt to protect the residual net exposures. Snap-on’s financial position and results of operations have not been materially affected by such events to date. For additional information, see Note 10.

Interest Rate Risk Management: Snap-on’s interest rate risk management policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities. For additional information, see Note 10.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at April 1, 2006, was $0.5 million on interest rate-sensitive financial instruments and $0.2 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk: Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC loan originations with recourse provisions against Snap-on (primarily for franchisee van loans). At April 1, 2006, $20.1 million of loans originated by SOC have a recourse provision to Snap-on if the loans become more than 90 days past due. For additional information on SOC, see Note 7.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 1, 2006. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of April 1, 2006 to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended April 1, 2006, that have materially affected, or are reasonably likely to materially affect, Snap-on’s internal control over disclosure controls and procedures.

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

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

See Note 16 for more information regarding legal proceedings.

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the first quarter of 2006, all of which were purchased pursuant to Board of Directors’ authorizations. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of shares that May be Purchased Under the Plans (1) (in millions)
01/01/06 to 01/28/06	--	N/A	--	$152.0
01/29/06 to 02/25/06	240,000	$38.40	240,000	$148.4
02/26/06 to 04/01/06	433,618	$38.68	433,618	$142.0

Total / Average	673,618	$38.58	673,618	N/A

(1)	Subject to further adjustment pursuant to the 1996 Authorization described below, as of the end of the first quarter of 2006, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board of Directors’ authorizations discussed below is $142.0 million.

•	In its Annual Report on Form 10-K for the fiscal year ended December 28, 1996, the company disclosed that the company’s Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the company’s Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $39.75, $39.48 and $38.12 per share of common stock as of the end of the 2006 fiscal months ended January 28, February 25, and April 1, respectively.

•	By press release dated June 29, 1998, the company announced that the company’s Board authorized the repurchase of an aggregate of $100 million of the company’s common stock (the “1998 Authorization”). The 1998 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

•	By press release dated February 3, 1999, the company announced that the company’s Board authorized the repurchase of an aggregate of $50 million of the company’s common stock (the “1999 Authorization”). The 1999 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

Item 5: Other Information

During the first quarter of 2006, Snap-on recorded costs associated with exit and disposal activities of $5.1 million. Of the $5.1 million of costs incurred in the first quarter of 2006, $4.4 million qualified for accrual treatment. Costs associated with exit and disposal activities incurred in the first quarter of 2006 related to headcount reductions from (i) the realignment of the franchise support structure; (ii) a reduction of service technicians as part of a shift to a direct service model; (iii) a reduction of production employees in Canada due to continuous improvement efforts; (iv) the exit of a facility in Mexico; and (v) various management realignment actions at other Snap-on facilities. Accrual usage of $1.7 million during the first quarter of 2006 for these actions reflects severance and related payments for the separation of approximately 230 employees. Snap-on anticipates that the remaining severance accrual related to the first-quarter 2006 actions will be fully utilized by the end of 2006. Snap-on also expects that it will incur approximately $14 million to $16 million of additional exit and disposal charges during the remainder of 2006.

Item 6: Exhibits

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

SNAP-ON INCORPORATED

Date: May 1, 2006	/s/ Martin M. Ellen
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