Form 10-Q
period 2006-07-01
SNAP ON INC
filed 2006-07-26
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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
Large accelerated filer |X|      Accelerated filer |  |     Non-accelerated filer |  |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |  | No |X|

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 21, 2006
Common Stock, $1 par value	58,051,396 shares

TABLE OF CONTENTS

		Page

Part I: Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Earnings - Three and Six Months Ended
	July 1, 2006, and July 2, 2005	3
	Consolidated Balance Sheets - July 1, 2006, and December 31, 2005	4-5
	Consolidated Statements of Cash Flows - Six Months Ended
	July 1, 2006, and July 2, 2005	6
	Notes to Consolidated Financial Statements	7-24
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	25-41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42-43
Item 4.	Controls and Procedures	43
Part II: Other Information
Item 1.	Legal Proceedings	44
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	44
Item 4.	Submission of Matters to a Vote of Security Holders	45
Item 5.	Other Information	46
Item 6.	Exhibits	47
	Signatures	48
	Exhibit Index	49

SNAP-ON INCORPORATED
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$624.4	$592.4	$1,217.9	$1,191.1
Cost of goods sold	(343.4)	(323.8)	(676.6)	(665.6)

Gross profit	281.0	268.6	541.3	525.5
Financial services revenue	11.7	16.2	22.9	30.3
Financial services expenses	(8.7)	(11.2)	(17.9)	(21.0)

Operating income from financial services	3.0	5.0	5.0	9.3
Operating expenses:
Selling, general and administrative	(225.9)	(226.3)	(448.8)	(453.2)
Litigation settlement	(38.0)	--	(38.0)	--

Total operating expenses	(263.9)	(226.3)	(486.8)	(453.2)

Operating earnings	20.1	47.3	59.5	81.6
Interest expense	(4.7)	(5.6)	(9.1)	(11.5)
Other income (expense) - net	0.3	(0.8)	(0.9)	(1.7)

Earnings before income taxes	15.7	40.9	49.5	68.4
Income tax expense	(3.9)	(14.3)	(15.6)	(23.9)

Net earnings	$11.8	$26.6	$33.9	$44.5

Earnings per share:
Basic	$0.20	$0.46	$0.58	$0.77
Diluted	$0.20	$0.46	$0.58	$0.76
Weighted-average shares outstanding:
Basic	58.2	57.7	58.2	57.7
Effect of dilutive options	0.7	0.6	0.7	0.6

Diluted	58.9	58.3	58.9	58.3

Dividends declared per common share	$0.27	$0.50	$0.54	$0.75

See notes to Consolidated Financial Statements

SNAP-ON INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	July 1, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$190.1	$170.4
Accounts receivable - net of allowances	509.2	485.9
Inventories	310.5	283.2
Deferred income tax benefits	69.9	76.3
Prepaid expenses and other assets	75.6	57.1

Total current assets	1,155.3	1,072.9
Property and equipment
Land	23.6	23.4
Buildings and improvements	230.3	229.2
Machinery and equipment	524.0	556.1

	777.9	808.7
Accumulated depreciation and amortization	(499.2)	(513.2)

Property and equipment - net	278.7	295.5
Deferred income tax benefits	63.2	57.8
Goodwill	416.3	398.3
Other intangibles - net	65.5	64.0
Pension assets	20.8	20.6
Other assets	107.4	99.3

Total assets	$2,107.2	$2,008.4

See notes to Consolidated Financial Statements

SNAP-ON INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	July 1, 2006	December 31, 2005
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$151.9	$135.4
Notes payable and current maturities of long-term debt	17.3	24.8
Accrued benefits	36.3	35.4
Accrued compensation	63.9	62.2
Franchisee deposits	41.3	44.4
Deferred subscription revenue	24.1	26.6
Income taxes	27.8	33.1
Accrued litigation settlement	38.0	--
Other accrued liabilities	166.9	144.2

Total current liabilities	567.5	506.1
Long-term debt	196.7	201.7
Deferred income taxes	73.3	75.3
Retiree health care benefits	89.8	90.8
Pension liabilities	102.9	92.7
Other long-term liabilities	76.1	79.6

Total liabilities	1,106.3	1,046.2

Shareholders’ equity
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	--	--
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,067,056
and 67,049,257 shares)	67.1	67.0
Additional paid-in capital	116.3	113.3
Retained earnings	1,145.9	1,143.8
Accumulated other comprehensive income (loss)	(18.7)	(56.6)
Grantor Stock Trust at fair market value (1,709,898 and 3,204,308 shares)	(66.4)	(120.3)
Treasury stock at cost (7,355,060 and 5,886,864 shares)	(243.3)	(185.0)

Total shareholders’ equity	1,000.9	962.2

Total liabilities and shareholders’ equity	$2,107.2	$2,008.4

See notes to Consolidated Financial Statements

SNAP-ON INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	July 1, 2006	July 2, 2005
Operating activities:
Net earnings	$33.9	$44.5
Adjustments to reconcile net earnings to net cash provided (used)
by operating activities:
Depreciation	24.4	25.7
Amortization of other intangibles	0.8	1.7
Stock-based compensation expense	6.9	--
Deferred income tax benefit (provision)	(2.4)	4.0
Gain on sale of assets	(0.4)	(0.6)
Gain on mark to market for cash flow hedges	(0.2)	(0.2)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(12.1)	6.1
(Increase) decrease in inventories	(19.6)	(41.6)
(Increase) decrease in prepaid and other assets	(15.0)	13.1
Increase (decrease) in accounts payable	14.0	(14.7)
Increase (decrease) in accruals and other liabilities	43.7	13.1

Net cash provided by operating activities	74.0	51.1
Investing activities:
Capital expenditures	(19.9)	(19.0)
Proceeds from disposal of property and equipment	11.0	4.9

Net cash used in investing activities	(8.9)	(14.1)
Financing activities:
Net decrease in short-term borrowings	(8.5)	(19.0)
Purchase of treasury stock	(58.3)	(12.7)
Proceeds from stock purchase and option plans	46.0	11.7
Excess tax benefits from stock-based compensation	6.1	--
Cash dividends paid	(31.8)	(28.9)

Net cash used in financing activities	(46.5)	(48.9)
Effect of exchange rate changes on cash and cash equivalents	1.1	(7.5)

Increase (decrease) in cash and cash equivalents	19.7	(19.4)
Cash and cash equivalents at beginning of year	170.4	150.0

Cash and cash equivalents at end of period	$190.1	$130.6

Supplemental cash flow disclosures:
Cash paid for interest	$(7.8)	$(10.8)
Net cash refunded (paid) for income taxes	(16.0)	5.0

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to a fair statement of financial condition and results of operations for the three and six month periods ended July 1, 2006, and July 2, 2005, have been made. Management believes that the results of operations for the three and six month periods ended July 1, 2006, and July 2, 2005, are not necessarily indicative of the results to be expected for the full fiscal year.

2. New Accounting Standards

Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), using the modified prospective method. See Note 12 for additional information regarding stock-based compensation.

The Financial Accounting Standards Board (“FASB”) released SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS No. 156 will be effective for Snap-on as of December 31, 2006, the beginning of the company’s fiscal-2007 year. The company does not believe the adoption of SFAS No. 156 will have a material impact on the company’s consolidated financial position or results of operations.

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006, and Snap-on will adopt FIN No. 48 as of December 31, 2006, the beginning of the company’s fiscal-2007 year. The company is assessing the impact the adoption of FIN No. 48 will have on the company’s consolidated financial position and results of operations.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Accounts Receivable

Accounts receivable include trade accounts, installment and other receivables, including the current portion of franchisee-financing receivables. The components of Snap-on’s current accounts receivable were as follows:

(Amounts in millions)	July 1, 2006	December 31, 2005
Trade accounts receivable	$432.1	$414.8
Installment receivables, net of unearned finance
charges of $7.3 million in both periods	52.7	51.0
Other accounts receivable	57.8	55.0

Total	542.6	520.8
Allowance for doubtful accounts	(33.4)	(34.9)

Total accounts receivable - net	$509.2	$485.9

The long-term portion of accounts receivable is classified in “Other assets” on the accompanying Consolidated Balance Sheets and is comprised of installment and other receivables, including franchisee-financing receivables, with payment terms that are due beyond one year. The components of Snap-on’s long-term accounts receivable were as follows:

(Amounts in millions)	July 1, 2006	December 31, 2005
Installment receivables, net of unearned finance	$41.6	$41.2
charges of $9.4 million in both periods
Other long-term accounts receivable	19.9	18.9

Total	$61.5	$60.1

4. Inventories

Inventories by major classification were as follows:

(Amounts in millions)	July 1, 2006	December 31, 2005
Finished goods	$287.5	$269.0
Work in progress	36.1	33.6
Raw materials	65.9	62.7

Total FIFO value	389.5	365.3
Excess of current cost over LIFO cost	(79.0)	(82.1)

Total inventories	$310.5	$283.2

Inventories accounted for using the first-in, first-out (“FIFO”) method as of July 1, 2006, and December 31, 2005, approximated 65% and 63% of total inventories. The company accounts for its non-U.S. inventory on the FIFO basis. As of July 1, 2006, 32% of the company’s U.S. inventory was accounted for using the FIFO basis and 68% was accounted for using the last-in, first-out (“LIFO”) basis. LIFO inventory liquidations resulted in a reduction of “Cost of goods sold” on the accompanying Consolidated Statements of Earnings in both the six month periods ended July 1, 2006, and July 2, 2005, of $1.4 million. The company did not record a LIFO inventory liquidation in the three month periods ended July 1, 2006, and July 2, 2005.

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

5. Acquired Intangible Assets

Disclosures related to other intangible assets are as follows:

	July 1, 2006		December 31, 2005
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Trademarks	$2.7	$(0.8)	$2.6	$(0.7)
Patents	33.1	(15.7)	32.6	(14.7)
Other	0.6	(0.1)	--	--

Total	36.4	(16.6)	35.2	(15.4)
Unamortized other intangible assets:
Trademarks	45.7	--	44.2	--

Total	$82.1	$(16.6)	$79.4	$(15.4)

The weighted-average amortization period is 35 years for trademarks, 16 years for patents and 2 years for other intangible assets. The weighted-average amortization period for trademarks and patents on a combined basis is 20 years.

Amortization expense was $0.3 million and $0.8 million for the three and six month periods ended July 1, 2006, and $0.6 million and $1.7 million for the three and six month periods ended July 2, 2005. Total estimated annual amortization expense is expected to be $1.9 million in 2006, $2.1 million in 2007 and $1.9 million for each of the subsequent three fiscal years, based on current levels of other intangible assets.

Goodwill was $416.3 million and $398.3 million at July 1, 2006, and December 31, 2005. The net increase in goodwill resulted from currency translation and $0.8 million related to the first-quarter 2006 acquisition of the remaining 45% ownership interest in a joint venture.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Snap-on Credit LLC Joint Venture

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

SOC sells substantially all of its originated contracts on a limited recourse basis to CIT, net of certain fees. SOC continues to service these contracts for an estimated market-rate servicing fee. In 2006, SOC originated contracts totaling $111.8 million and $219.3 million during the three and six month periods ended July 1, 2006, as compared to $105.8 million and $202.3 million during the three and six month periods ended July 2, 2005.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions against Snap-on (primarily for franchisee van loans). At July 1, 2006, and December 31, 2005, $20.1 million and $19.2 million of loans, with terms ranging from six months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of July 1, 2006, was not material.

CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis. As of July 1, 2006, and December 31, 2005, SOC owed both Snap-on and CIT $12.2 million and $3.9 million each pursuant to this agreement.

Snap-on’s exposure related to SOC as of July 1, 2006, was the $12.2 million working capital loan plus the recourse obligations on customer financings, both discussed above.

7. Exit or Disposal Activities

During the three and six month periods ended July 1, 2006, Snap-on recorded costs associated with exit and disposal activities of $5.8 million and $10.9 million, including charges of $1.8 million and $3.7 million that are included in “Cost of goods sold,” and charges of $4.0 million and $7.1 million that are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings. Restructuring charges of $0.1 million incurred during the first six months of 2006 are also included in “Financial services expenses.” Of the $5.8 million of costs incurred during the three month period ended July 1, 2006, $4.7 million qualified for accrual treatment. Costs associated with exit and disposal activities in 2006 primarily related to headcount reductions from (i) the realignment of the franchise support structure; (ii) closure of a facility in the Netherlands; (iii) the exit of a facility in Mexico; (iv) transfer of certain production activities from Sweden to lower-cost regions and emerging markets; and (v) various management realignment actions at other Snap-on facilities.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on’s exit and disposal accrual activity for the quarter ended July 1, 2006, related to the company’s 2006 actions was as follows:

	Balance at	Second Quarter		Balance at
(Amounts in millions)	April 1, 2006	Provision	(Usage)	July 1, 2006
Severance costs:
Snap-on Tools Group	$1.3	$1.2	$(1.2)	$1.3
Commercial and Industrial Group	0.6	0.7	(0.4)	0.9
Diagnostics and Information Group	0.6	1.7	(1.0)	1.3
Corporate	0.1	--	--	0.1
Facility or closure costs
Diagnostics and Information Group	--	0.5	--	0.5

Total	$2.6	$4.1	$(2.6)	$4.1

Exit and disposal accrual usage of $2.6 million during the second quarter of 2006 primarily reflects severance and related payments for the separation of employees. Since year-end 2005, Snap-on has reduced headcount by approximately 370 employees as part of its 2006 restructuring actions. Snap-on anticipates that the restructuring accrual recorded during 2006 will be fully utilized by the end of 2006.

During the three and six month periods ended July 2, 2005, Snap-on recorded costs associated with exit and disposal activities of $6.8 million and $14.6 million, including charges of $0.8 million and $2.0 million included in “Cost of goods sold,” charges of $5.4 million and $11.7 million included in “Operating expenses,” and charges of $0.6 million and $0.9 million included in “Financial services expenses” on the accompanying Consolidated Statements of Earnings. Snap-on’s exit and disposal accrual activity for the quarter ended July 1, 2006, related to the company’s 2005 actions was as follows:

	Balance at	Second Quarter		Balance at
(Amounts in millions)	April 1, 2006	Provision	(Usage)	July 1, 2006
Severance costs:
Snap-on Tools Group	$0.3	$--	$(0.1)	$0.2
Commercial and Industrial Group	0.5	--	(0.3)	0.2
Financial Services	0.1	--	(0.1)	--
Corporate	0.4	0.1	(0.3)	0.2
Facility consolidation or closure costs:
Snap-on Tools Group	0.4	0.5	(0.1)	0.8
Commercial and Industrial Group	0.1	--	(0.1)	--

Total	$1.8	$0.6	$(1.0)	$1.4

Exit and disposal accrual usage of $1.0 million during the second quarter of 2006 reflects severance and related payments for the separation of employees. Snap-on anticipates that the severance cost accrual associated with its 2005 exit and disposal activities will be fully utilized by the end of 2006. The utilization of the facility consolidation or closure costs will extend beyond 2006 primarily due to longer-term lease obligations.

Snap-on’s 2006 exit and disposal accrual activity related to its 2004 actions was completed in the second quarter of 2006. The exit and disposal accrual remaining at April 1, 2006, of $0.5 million was consumed primarily by a facility closure.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances. Snap-on also expects that it will incur approximately $9 million to $11 million of additional exit and disposal charges during the remainder of 2006.

8. Short-Term and Long-Term Debt

Notes payable and long-term debt at July 1, 2006, and December 31, 2005, were $214.0 million and $226.5 million. Long-term debt of $196.7 million as of July 1, 2006, includes $200 million of unsecured 6.25% notes offset by $3.3 million related to the fair value of interest rate swaps outstanding. See Note 9 for further discussion of interest rate swaps. Notes payable to banks under uncommitted lines of credit were $5.1 million at July 1, 2006, and $20.9 million at December 31, 2005. Amounts payable by SOC to CIT to support SOC’s working capital requirements were $12.2 million at July 1, 2006, and $3.9 million at December 31, 2005. See Note 6 for further discussion of SOC.

At July 1, 2006, Snap-on had a $400 million multi-currency revolving credit facility that terminates on July 27, 2009. The $400 million multi-currency revolving credit facility’s financial covenant requires that Snap-on maintain a ratio of debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00. As of July 1, 2006, Snap-on believes that it was in compliance with all covenants of this revolving credit facility.

At July 1, 2006, Snap-on also had $20 million of unused committed bank lines of credit, of which $10 million expires on July 31, 2006, and $10 million expires on August 31, 2006; Snap-on intends to renew both of these lines of credit, during the third quarter of 2006. At July 1, 2006, Snap-on had approximately $420 million of unused available debt capacity under the terms of its revolving credit facility and committed bank lines of credit.

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

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

At July 1, 2006, Snap-on had $16.7 million of net outstanding foreign exchange forward buy contracts comprised of net buy contracts of $27.1 million in Swedish kronor, $6.3 million in Australian dollars, $4.4 million in euros, $2.9 million in Japanese yen and $1.3 million in other currencies, and net sell contracts of $13.9 million in British pounds, $4.7 million in Singapore dollars, $3.4 million in Canadian dollars, and $3.3 million in other currencies. At December 31, 2005, Snap-on had $38.4 million of net foreign exchange forward buy contacts outstanding comprised of net buy contracts of $50.6 million in Swedish kronor, $3.3 million in Australian dollars and $3.0 million in other currencies, and net sell contracts of $8.4 million in euros, $5.6 million in Singapore dollars and $4.5 million in other currencies.

The majority of Snap-on’s forward exchange contracts are not designated as hedges under SFAS No. 133. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings.

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense. For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to interest expense. For cash flow hedges, the effective portion of the change in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss),” while any ineffective portion is recorded as an adjustment to interest expense. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $50 million at both July 1, 2006, and December 31, 2005.

Changes in the fair value of derivative financial instruments qualifying for hedge accounting are reflected as derivative assets or liabilities with the corresponding gains or losses reflected in earnings in the period of change. An offsetting gain or loss is also reflected in earnings based upon the changes of the fair value of the debt instrument being hedged. For all fair value hedges qualifying for hedge accounting, the net accumulated derivative loss at July 1, 2006, was $3.4 million. At July 1, 2006, the maximum maturity date of any fair value hedge was five years. During the second quarter of 2006, cash flow hedge and fair value hedge ineffectiveness was not material.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Pension Plans

Snap-on’s net pension expense included the following components:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
(Amounts in millions)
Service cost	$4.9	$5.4	$11.4	$10.8
Interest cost	11.7	11.5	23.5	22.5
Expected return on assets	(15.3)	(14.3)	(30.4)	(28.4)
Amortization of:
Actuarial loss	2.7	2.8	5.8	5.2
Prior service cost	0.3	0.4	0.6	0.8
Net transition asset	--	(0.1)	(0.1)	(0.2)

Net pension expense	$4.3	$5.7	$10.8	$10.7

Snap-on expects to make contributions to its foreign pension plans throughout 2006 of approximately $6 million. Snap-on is not required to make a contribution to its domestic pension plans in 2006. However, depending on market and other conditions, Snap-on may elect to make a discretionary cash contribution to its domestic pension plans in 2006.

11. Retiree Health Care

Snap-on’s net postretirement health care benefits expense included the following components:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
(Amounts in millions)
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.9	1.3	2.1	2.4
Amortization of unrecognized net (gain) loss	(0.5)	0.1	(0.6)	--
Amortization of prior service cost	(0.2)	--	(0.2)	--

Net postretirement expense	$0.3	$1.5	$1.6	$2.7

12. Stock-Based Compensation

Effective January 1, 2006, the company adopted SFAS No. 123(R) using the modified prospective method. SFAS No. 123(R) requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost, based on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. Upon adoption, the grant-date fair value of employee share options and similar instruments was estimated using the Black-Scholes option valuation model.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

2001 Incentive Stock and Awards Plan, as Amended (“2001 Plan”)

The 2001 Plan, which was approved by shareholders in 2001 and amended and approved by shareholders in 2006, provides for the grant of stock options, stock appreciation rights, performance share awards and restricted stock awards. Stock options and restricted stock awards have also been issued to nonemployee directors for their services as directors. As of July 1, 2006, the 2001 Plan has 4,094,171 shares available for future grants. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable.

The compensation cost that has been charged against income for the 2001 Plan was $3.6 million and $6.9 million for the three and six month periods ended July 1, 2006. The company recorded $1.9 million and $1.8 million of expense related to stock appreciation rights, performance share awards and restricted stock awards that were valued using the intrinsic method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for the three and six month periods ended July 2, 2005. Cash received from option exercises under all share-based payment arrangements during the three and six month periods ended July 1, 2006, was $20.6 million and $46.0 million as compared with $5.2 million and $11.7 million for the three and six month periods ended July 2, 2005. The tax benefit realized from the exercise of the share-based payment arrangements were $2.8 million and $6.3 million for the three and six month periods ended July 1, 2006, as compared with $0.1 million and $0.9 million for the three and six month periods ended July 2, 2005.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Stock Options

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Except for grants to non-employee directors, which vested immediately, awards generally vest within two years of continuous service and have ten-year contractual terms from the date of grant. The stock option awards granted during the first six months of 2006 vest in two annual increments beginning on the first anniversary following the grant date of the award.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the expected term of options granted (based on the period of time that options granted are expected to be outstanding). Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three and six month periods ended July 1, 2006, and July 2, 2005, using the Black-Scholes option valuation model:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Expected term of option (in years)	7.74	7.11	7.20	7.13
Expected volatility factor	28.55%	30.39%	29.19%	30.17%
Expected dividend yield	3.21%	3.40%	3.23%	3.40%
Risk-free interest rate	5.00%	4.16%	4.59%	4.08%

A summary of stock option activity as of and for the six month period ended July 1, 2006, is presented below:

	Shares (in millions)	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	5.0	$31.44
Granted	0.6	39.33
Exercised	(1.4)	29.21
Forfeited or expired	(0.1)	36.45

Outstanding at July 1, 2006	4.1	33.17	5.96	$29.9

Exercisable at July 1, 2006	3.2	32.12	5.07	27.0
(*) Weighted-average

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The weighted-average grant-date fair value of options granted during the six month periods ended July 1, 2006, and July 2, 2005 was $10.57 and $8.69. The intrinsic value of options exercised during the six month periods ended July 1, 2006, and July 2, 2005 was $14.6 million and $2.5 million. The fair value of stock options vested during the first six month periods ended July 1, 2006, and July 2, 2005 was $3.8 million and $3.9 million.

As of July 1, 2006, there was $6.3 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2001 Plan. That cost is expected to be recognized as a charge to earnings over a weighted-average period of 1.3 years.

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

The fair value of each performance award is estimated on the date of grant using the Black-Scholes option valuation model. The company uses the vesting period of the performance awards as the expected term of options granted. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the performance award. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the length of time corresponding to the expected term of the performance award. The following weighted-average assumptions were used in calculating the fair value of performance awards granted during the six month periods ended July 1, 2006, and July 2, 2005, using the Black-Scholes option valuation model. No performance awards were granted in the three month periods ended July 1, 2006, and July 2, 2005.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six Months Ended
	July 1, 2006	July 2, 2005
Expected term of performance award (in years)	3.0	3.0
Expected volatility factor	20.54%	25.37%
Expected dividend yield	3.23%	3.40%
Risk-free interest rate	4.67%	3.91%

The weighted-average grant-date fair value of performance awards granted during the six month period ended July 1, 2006, was $35.74 and $28.68 for the six month period ended July 2, 2005. As performance share awards vest only at the end of the performance-award period, no shares vested or were exercised during the three and six month periods ended July 1, 2006, or July 2, 2005.

A summary of the status of the company’s non-vested performance share awards as of July 1, 2006, and changes during the six month period ended July 1, 2006, is as follows:

	Shares (in millions)	Grant-Date Fair Value (*)
Non-vested performance awards at December 31, 2005	0.1	$28.69
Granted	0.3	35.74
Vested	--	--
Forfeited or expired	--	--

Non-vested performance awards at July 1, 2006	0.4	$33.51

(*) Weighted-average

As of July 1, 2006, there was $8.5 million of unrecognized compensation cost related to non-vested performance share awards granted under the 2001 Plan. That cost is expected to be recognized as a charge to earnings over a weighted-average period of 2.3 years.

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

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The fair value of each SAR is remeasured each reporting period using the Black-Scholes option valuation model. The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the stock appreciation right. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the SARs. The following weighted-average assumptions were used in calculating the fair value of SARs granted during the six month periods ended July 1, 2006, and July 2, 2005, using the Black-Scholes option valuation model. No SARs were granted in the three month periods ended July 1, 2006, and July 2, 2005.

	Six Months Ended
	July 1, 2006	July 2, 2005
Expected term of SARs (in years)	6.79	4.16
Expected volatility factor	27.55%	24.00%
Expected dividend yield	3.21%	3.21%
Risk-free interest rate	5.11%	5.10%

The total intrinsic value of SARs exercised during the three and six month periods ended July 1, 2006, was $0.9 million and $1.4 million, and $0.3 million and $0.7 million during the three and six month periods ended July 2, 2005. The total fair value of SARs vested during the six month period ended July 1, 2006, was $0.9 million, and $1.2 million during the six month period ended July 2, 2005.

A summary of the status of the company’s non-vested SARs as of July 1, 2006, and changes during the six month period ended July 1, 2006, is as follows:

	Shares (in millions)	Fair Value (*)
Non-vested SARs at December 31, 2005	--	$--
Granted	0.1	10.96
Vested	--	--
Forfeited or expired	--	--

Non-vested SARs at July 1, 2006	0.1	$10.94

(*) Weighted-average

As of July 1, 2006, there was $1.2 million of unrecognized compensation cost related to non-vested SARs granted under the 2001 Plan. That cost is expected to be recognized as a charge to earnings over a weighted-average period of 1.6 years.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Restricted Stock Awards

The company granted 17,613 restricted stock awards to members of the board of directors during the second quarter ended July 1, 2006. All restrictions will lapse upon the recipient’s retirement from the Board, death or a change in control.

Other Stock-based Compensation Plans

The company has other stock-based compensation plans that include the directors’ fee plan, employee stock purchase plan, franchisee stock purchase plan, and the dividend reinvestment and stock purchase plan. The impact of SFAS No. 123(R) on, and the activity in, these plans was not significant.

Fair Value Disclosures – Prior to Adoption of SFAS No. 123(R)

Prior to January 1, 2006, the company accounted for its share-based instruments under the recognition and measurement provisions of APB No. 25 and related interpretations. No stock-based employee compensation costs related to stock options were recognized prior to 2006. The following table illustrates the effect on net earnings and earnings per share for the three and six month periods ended July 2, 2005, as if Snap-on had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option valuation model:

	Three Months Ended	Six Months Ended
(Amounts in millions, except per share data)	July 2, 2005	July 2, 2005
Net earnings, as reported	$26.6	$44.5
Adjustments to net earnings, as reported:
Stock-based employee compensation expense included in reported
net income, net of related tax effects	1.9	1.8
Total stock-based employee compensation expense determined under fair value
based method for all awards, net of related tax effects	(1.6)	(2.8)

Pro forma net earnings	$26.9	$43.5

Net earnings per share - basic:
As reported	$0.46	$0.77
Pro forma	0.47	0.75
Net earnings per share - diluted:
As reported	$0.46	$0.76
Pro forma	0.46	0.75

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Weighted-average common shares outstanding	58,208,826	57,757,406	58,204,512	57,766,353
Dilutive effect of employee stock options	680,645	586,945	719,346	576,117

Weighted-average common shares outstanding, assuming dilution	58,889,471	58,344,351	58,923,858	58,342,470

The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Options to purchase 312,407 shares and 1,637,368 shares of Snap-on common stock were not included in the computation of diluted earnings per share for the three months ended July 1, 2006, and July 2, 2005, as the exercise prices of the options were greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive. Options to purchase 851,877 shares and 1,637,368 shares of Snap-on common stock were not included in the computation of diluted earnings per share for the six months ended July 1, 2006, and July 2, 2005, as the exercise prices of the options were greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

14. Comprehensive Income

Total comprehensive income for the three and six month periods ended July 1, 2006, and July 2, 2005, was as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net earnings	$11.8	$26.6	$33.9	$44.5
Foreign currency translation	34.7	(50.6)	38.1	(86.9)
Change in fair value of derivative
instruments, net of tax	(0.3)	(0.1)	(0.2)	(0.5)

Total comprehensive income	$46.2	$(24.1)	$71.8	$(42.9)

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

15. Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its reserve requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience. The following summarizes Snap-on’s product warranty accrual activity for the three and six month periods ended July 1, 2006, and July 2, 2005:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Warranty reserve:
Beginning of period	$17.9	$16.1	$16.8	$15.7
Additions	4.0	3.0	9.2	6.2
Usage	(3.2)	(2.5)	(7.3)	(5.3)

End of period	$18.7	$16.6	$18.7	$16.6

Snap-on’s franchise relationships are governed by contract and it is not uncommon for legal disputes to result from the termination – either by Snap-on or the franchisee — of these relationships. As disclosed in the company’s Form 8-K filing dated May 16, 2006, in certain legal matters, former franchisees, purportedly on behalf of current and former franchisees, were seeking adjudication of certain claims within an arbitration proceeding. On May 10, 2006, Snap-on reached an agreement to settle these pending lawsuits on a class basis. Snap-on has not admitted to any wrongdoing by way of this settlement. The terms of the settlement are subject to obtaining final court approval, as well as other usual and customary conditions. The settlement contains provisions that allow Snap-on to terminate the settlement agreement if more than a specified percentage of certain franchisees elect to opt out of the class. Under the terms of the settlement, Snap-on will pay an estimated $38.0 million to the claimants, including attorneys’ fees, costs and expenses. This amount is subject to change depending on the actual number of claimants and the funds paid out as a result of the payment formulas included in the agreement. Snap-on recorded a pretax charge of $38.0 million ($23.4 million after tax, or $0.40 per diluted share) in its second-quarter 2006 earnings representing its current best estimate of the outcome of this settlement. The $38.0 million pretax charge is included in “Operating Expenses” on the accompanying 2006 Consolidated Statements of Earnings.

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

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

16. Segments

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. In the first quarter of 2006, the company changed the name of the Snap-on Dealer Group segment to the Snap-on Tools Group. The organization structure used by management has not changed and the segment name change did not impact previously disclosed segment net sales, operating earnings, identifiable assets or other amounts or disclosures. Snap-on’s reportable business segments include: (i) the Snap-on Tools Group (formerly the Snap-on Dealer Group); (ii) the Commercial and Industrial Group; (iii) the Diagnostics and Information Group; and (iv) Financial Services. The Snap-on Tools Group consists of Snap-on’s business operations serving the worldwide franchise van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle-service information, business management systems, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services consists of the business operations of SOC, a consolidated 50%-owned joint venture between Snap-on and CIT, and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has franchisee operations. See Note 6 for further discussion of SOC.

Snap-on evaluates the performance of its operating segments based on segment revenues and operating earnings. For the Snap-on Tools, Commercial and Industrial, and Diagnostics and Information Groups, segment net sales include both external and intersegment net sales. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Segment operating results for the Snap-on Tools Group for the three and six month periods ended July 1, 2006, include the impact of the $38.0 million estimated charge for a pending litigation settlement. See Note 15 for further discussion of the pending litigation settlement. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Intersegment amounts are eliminated to arrive at consolidated financial results.

Neither Snap-on nor any of its segments, except Financial Services, depend on any single customer, small group of customers or government for more than 10% of its revenues. As a result of SOC’s relationship with CIT, Snap-on’s Financial Services business segment depends on CIT for more than 10% of its revenues. See Note 6 for further discussion of SOC.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial data by segment was as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales:
Snap-on Tools Group	$270.8	$260.6	$519.5	$516.4
Commercial and Industrial Group	300.0	294.8	587.2	588.6
Diagnostics and Information Group	128.9	117.2	248.1	231.6

Segment net sales	699.7	672.6	1,354.8	1,336.6
Intersegment eliminations	(75.3)	(80.2)	(136.9)	(145.5)

Total net sales	$624.4	$592.4	$1,217.9	$1,191.1
Financial services revenue	11.7	16.2	22.9	30.3

Total revenues	$636.1	$608.6	$1,240.8	$1,221.4

Operating earnings (loss):
Snap-on Tools Group	$(11.5)	$23.4	$6.7	$41.5
Commercial and Industrial Group	27.6	17.9	50.7	28.9
Diagnostics and Information Group	13.8	13.7	24.1	23.0
Financial Services	3.0	5.0	5.0	9.3

Segment operating earnings	32.9	60.0	86.5	102.7
Corporate	(12.8)	(12.7)	(27.0)	(21.1)

Operating earnings	$20.1	$47.3	$59.5	$81.6
Interest expense	(4.7)	(5.6)	(9.1)	(11.5)
Other income (expense) - net	0.3	(0.8)	(0.9)	(1.7)

Earnings before income taxes	$15.7	$40.9	$49.5	$68.4

(Amounts in millions)	July 1, 2006	December 31, 2005
Assets:
Snap-on Tools Group	$432.5	$415.9
Commercial and Industrial Group	978.6	916.3
Diagnostics and Information Group	205.6	195.4
Financial Services	148.6	149.0

Total assets from reportable segments	$1,765.3	$1,676.6

Corporate	371.8	362.0
Elimination of intersegment receivables	(29.9)	(30.2)

Total assets	$2,107.2	$2,008.4

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement:

Statements in this document that are not historical facts, including statements (i) that include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on or its management; (ii) specifically identified as forward-looking; or (iii) describing Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, as well as the risk factors discussed in Snap-on’s Form 10-K filing dated February 21, 2006, and Form 8-K filing dated July 27, 2005, and matters related to the class action settlement agreement such as receiving final court approval, the number of franchisees that opt out of the class, and the amount paid to franchisees, which will ultimately be dependent on the final number of claimants and the agreement’s payment formulas, could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain savings from cost reduction actions, including its ability to implement reductions in workforce, achieve improvements in its manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher cost and lost revenues. These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby enhance their sales and profitability, introduce successful new products, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, litigation challenges and external negative factors including significant changes in the current competitive environment, inflation, interest rates and other monetary fluctuations; and the various potential impacts of legal proceedings and/or settlements, terrorist disruptions on business, and energy and raw material supply and pricing (primarily steel and fuel), including the impact of higher fuel prices on franchisees’ operations. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Highlights of Snap-on’s results of operations for the second quarters of fiscal 2006 and fiscal 2005 are as follows:

	Three Months Ended
(Amounts in millions)	July 1, 2006		July 2, 2005		Increase / (Decrease)
Net sales	$624.4	100.0%	$592.4	100.0%	$32.0	5.4%
Cost of goods sold	343.4	55.0%	323.8	54.7%	19.6	6.1%

Gross profit	281.0	45.0%	268.6	45.3%	12.4	4.6%
Financial services revenue	11.7	100.0%	16.2	100.0%	(4.5)	-27.8%
Financial services expenses	8.7	74.4%	11.2	69.1%	(2.5)	-22.3%

Operating income from financial services	3.0	25.6%	5.0	30.9%	(2.0)	-40.0%
Operating expenses:
Selling, general and administrative	225.9	36.2%	226.3	38.2%	(0.4)	-0.2%
Litigation settlement	38.0	6.1%	--	--	38.0	NM

Total operating expenses	263.9	42.3%	226.3	38.2%	37.6	16.6%

Operating earnings	20.1	3.2%	47.3	7.8%	(27.2)	-57.5%
Interest expense	4.7	0.7%	5.6	1.0%	(0.9)	-16.1%
Other (income) expense - net	(0.3)	0.0%	0.8	0.1%	(1.1)	-137.5%

Earnings before income taxes	15.7	2.5%	40.9	6.7%	(25.2)	-61.6%
Income tax expense	3.9	0.6%	14.3	2.3%	(10.4)	-72.7%

Net earnings	$11.8	1.9%	$26.6	4.4%	$(14.8)	-55.6%

NM = not meaningful

Percentage Disclosure: Cost of goods sold, Gross profit and Operating expenses percentages are calculated as a percentage of Net sales. Financial services expenses and Operating income from financial services percentages are calculated as a percentage of Financial services revenue. All other income statement line item percentages are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales in the second quarter of 2006 increased $32.0 million or 5.4% from prior-year levels primarily due to higher North American franchisee, increased OEM facilitation sales, increased sales to U.S. commercial and industrial customers, and growth in emerging markets. Favorable currency translation contributed $1.6 million to the year-over-year increase in net sales.

Gross profit was $281.0 million, or 45.0% of net sales, in the second quarter of 2006, as compared to $268.6 million, or 45.3% of net sales, in the second quarter of 2005. Gross profit in 2006 increased $12.4 million from prior-year levels as benefits from the increased sales and higher selling prices, as well as benefits from efficiency and productivity initiatives of $6.4 million, were partially offset by a shift in product mix that included higher sales from OEM facilitation actions. Gross profit in 2006 was also impacted by higher year-over-year production and material costs of $5.4 million and higher restructuring costs of $1.0 million. Restructuring costs included in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings were $1.8 million in the second quarter of 2006, as compared to $0.8 million in the comparable prior-year period.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

Financial services operating income was $3.0 million on $11.7 million of revenue in the second quarter of 2006, as compared with $5.0 million of operating income on $16.2 million of revenue in the second quarter of 2005. The decrease in operating income reflects the impact of lower net interest spreads, partially offset by higher originations.

Operating expenses in the second quarter of 2006 were $263.9 million, as compared to $226.3 million in the second quarter of 2005. The $37.6 million increase in year-over-year operating expenses includes the impact of the $38.0 million estimated charge recorded in the second quarter of 2006 related to a pending litigation settlement. See Note 15 for additional information on the pending litigation settlement. Operating expenses in 2006 benefited from lower restructuring costs of $1.4 million, lower year-over-year pension, health care and other costs of $1.1 million and benefits from efficiency and productivity initiatives of $2.7 million. These decreases in year-over-year operating expenses were partially offset by $6.8 million in higher costs related to the company’s strategic growth initiatives and $1.8 million in costs associated with the company’s January 1, 2006, adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” on a prospective basis. Restructuring costs included in “Operating expenses” were $4.0 million in the second quarter of 2006, as compared to $5.4 million in the prior-year period. See Note 12 for additional information on the company’s adoption of SFAS No. 123(R).

Interest expense of $4.7 million in the second quarter of 2006 was $0.9 million lower than prior year due to lower average debt levels, including the fourth-quarter 2005 repayment of $100 million of unsecured 6.625% notes.

Other (income) expense – net was income of $0.3 million in the second quarter of 2006, as compared to an expense of $0.8 million in the prior year. This line item includes the impact of all non-operating items such as interest income, hedging and currency exchange rate transactions gains and losses, minority interest and other miscellaneous non-operating items. The year-over-year change in other (income) expense includes $1.0 million of higher foreign exchange gains and $0.8 million of higher interest income, offset by $1.0 million of other expense. Minority interest expense was $0.9 million in the second quarter of 2006, as compared to $1.2 million in the second quarter of 2005.

Snap-on’s effective tax rate was 24.8% in the second quarter of 2006, as compared with 35.0% in the second quarter of 2005. The lower effective tax rate in the second quarter of 2006 primarily reflects the mix of U.S. and non-U.S. earnings, including the impact of the $38.0 million pretax litigation settlement charge, which was tax effected at a higher U.S. tax rate.

Net earnings in the second quarter of 2006 were $11.8 million, including the $23.4 million after-tax charge ($38.0 million pretax or $0.40 per diluted share) related to the pending litigation settlement, as compared with net earnings of $26.6 million in the second quarter of 2005. Diluted earnings per share in the second quarter of 2006 were $0.20, including the charge of $0.40 per share related to the pending litigation settlement, as compared with diluted earnings of $0.46 per share in the second quarter of 2005.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

Highlights of Snap-on’s results of operations for the first six months of fiscal 2006 and fiscal 2005 are as follows:

	Six Months Ended
(Amounts in millions)	July 1, 2006		July 2, 2005		Increase / (Decrease)
Net sales	$1,217.9	100.0%	$1,191.1	100.0%	$26.8	2.3%
Cost of goods sold	676.6	55.6%	665.6	55.9%	11.0	1.7%

Gross profit	541.3	44.4%	525.5	44.1%	15.8	3.0%
Financial services revenue	22.9	100.0%	30.3	100.0%	(7.4)	-24.4%
Financial services expenses	17.9	78.2%	21.0	69.3%	(3.1)	-14.8%

Operating income from financial services	5.0	21.8%	9.3	30.7%	(4.3)	-46.2%
Operating expenses:
Selling, general and administrative	448.8	36.9%	453.2	38.0%	(4.4)	1.0%
Litigation settlement	38.0	3.1%	--	--	38.0	NM

Total operating expenses	486.8	40.0%	453.2	38.0%	33.6	7.4%

Operating earnings	59.5	4.8%	81.6	6.7%	(22.1)	-27.1%
Interest expense	9.1	0.7%	11.5	1.0%	(2.4)	-20.9%
Other (income) expense - net	0.9	0.1%	1.7	0.1%	(0.8)	-47.1%

Earnings before income taxes	49.5	4.0%	68.4	5.6%	(18.9)	-27.6%
Income tax expense	15.6	1.3%	23.9	2.0%	(8.3)	-34.7%

Net earnings	$33.9	2.7%	$44.5	3.6%	$(10.6)	-23.8%

NM = not meaningful

Percentage Disclosure: Cost of goods sold, Gross profit and Operating expenses percentages are calculated as a percentage of Net sales. Financial services expenses and Operating income from financial services percentages are calculated as a percentage of Financial services revenue. All other income statement line item percentages are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales in the first six months of 2006 increased $26.8 million or 2.3%, from prior-year levels. The increase in net sales primarily includes higher OEM facilitation sales, increased sales of hand tools in commercial and industrial channels, higher international franchisee sales, and sales gains in emerging markets. These increases in year-over-year net sales were partially offset by $13.4 million of unfavorable currency translation.

Gross profit was $541.3 million, or 44.4% of net sales, in the first six months of 2006, as compared to $525.5 million, or 44.1% of net sales, in the first six months of 2005. Gross profit in 2006 increased $15.8 million or 30 basis points (100 basis points equals 1.0 percent) as a percentage of net sales. Benefits from lower costs, including benefits from efficiency and productivity initiatives of $13.1 million, as well as benefits from the increased sales volume and higher selling prices, were partially offset by higher production and material costs of $9.8 million, unfavorable currency translation of $5.3 million, and higher year-over-year restructuring costs of $1.7 million. Restructuring costs included in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings were $3.7 million in 2006, as compared to $2.0 million in the comparable prior-year period.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

Financial services operating income was $5.0 million on $22.9 million of revenue in the first six months of 2006, as compared with $9.3 million of operating income on $30.3 million of revenue in the first six months of 2005. The decrease in operating income reflects the impact of lower net interest spreads, partially offset by higher originations.

Operating expenses in the first six months of 2006 were $486.8 million, as compared to $453.2 million in the prior-year period. The $33.6 million increase in year-over-year operating expenses is primarily due to the recording of the $38.0 million estimated charge in the second quarter of 2006 related to a pending litigation settlement. Operating expenses in 2006 also included $11.2 million in higher year-over-year costs related to the company’s strategic growth initiatives, $5.7 million of higher pension, health care and other costs, and $3.8 million in costs associated with the company’s January 1, 2006, adoption of SFAS No. 123(R). These increases in year-over-year operating expenses were partially offset by benefits from efficiency and productivity initiatives of $6.4 million, lower restructuring costs of $4.6 million, favorable currency translation of $4.3 million and lower bad debt and franchisee termination costs of $3.1 million. Operating expenses in 2006 also benefited from the absence of $3.0 million of costs incurred in the first quarter of 2005 to terminate a supplier relationship. Restructuring costs included in “Operating expenses” were $7.1 million in the first six months of 2006, as compared to $11.7 million in the prior-year period. See Note 12 for additional information on the company’s adoption of SFAS No. 123(R).

Interest expense of $9.1 million in the first six months of 2006 was $2.4 million lower than prior year due to lower average debt levels, including the fourth-quarter 2005 repayment of $100 million of unsecured 6.625% notes.

Other (income) expense – net was an expense of $0.9 million in the first six months of 2006, as compared to an expense of $1.7 million in the prior year. This line item includes the impact of all non-operating items such as interest income, hedging and currency exchange rate transactions gains and losses, minority interest and other miscellaneous non-operating items. The year-over-year change in other (income) expense includes $0.5 million in lower minority interest expense, $0.2 million in higher foreign exchange gains and $1.4 million of higher interest income offset by $1.3 million in higher other expenses. Minority interest expense was $1.7 million in the first six months of 2006, as compared to $2.2 million in the first six months of 2005.

Snap-on’s effective tax rate was 31.5% in the first six months of 2006 compared with 35.0% in the first six months of 2005. The lower effective tax rate in 2006 primarily reflects the mix of U.S. and non-U.S. earnings, including the impact of the $38.0 million pretax litigation settlement charge, which was tax effected at a higher U.S. tax rate.

Net earnings in the first six months of 2006 were $33.9 million, including a $23.4 million after-tax charge ($38.0 million pretax or $0.40 per diluted share) related to the pending litigation settlement, as compared with net earnings of $44.5 million in the comparable prior-year period. Diluted earnings per share in the first six months of 2006 of $0.58 included a charge of $0.40 per share related to the pending litigation settlement. This compares with diluted earnings per share of $0.76 in the comparable prior-year period.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

Exit and Disposal Activities

For a discussion of Snap-on’s exit and disposal activities, see Note 7.

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

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	July 1, 2006		July 2, 2005		Increase / (Decrease)
Segment net sales	$270.8	100.0%	$260.6	100.0%	$10.2	3.9%
Cost of goods sold	148.4	54.8%	142.4	54.6%	6.0	4.2%

Gross profit	122.4	45.2%	118.2	45.4%	4.2	3.6%
Operating expenses:
Selling, general and administrative	95.9	35.4%	94.8	36.4%	1.1	1.2%
Litigation settlement	38.0	14.0%	--	--	38.0	NM

Total operating expenses	133.9	49.4%	94.8	36.4%	39.1	41.2%

Segment operating earnings (loss)	$(11.5)	-4.2%	$23.4	9.0%	$(34.9)	-149.1%

NM = not meaningful

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

Segment net sales in the second quarter of 2006 increased $10.2 million, or 3.9%, from prior-year levels, including higher sales of $9.6 million and favorable currency translation of $0.6 million. Sales in the North American franchise businesses increased 3.7% year over year. In the United States, Snap-on’s sales per franchisee were up 4.1%, but the average number of U.S. franchisees in the quarter was down 3.7% year over year. This decrease in franchisees was anticipated as a consequence of the strategic initiatives being implemented in 2006. Sales in the international franchise business increased 4.6% year over year, primarily due to U.K. sales growth.

Segment gross profit for the second quarter of 2006 was $122.4 million, up $4.2 million from prior-year levels. The year-over-year increase reflects the impact of the increased sales volume and higher selling prices, as well as $3.7 million of benefits from efficiency and productivity initiatives. The year-over-year increase in gross profit was partially offset by $3.0 million of higher production and material costs, including increased steel costs, and by a shift in product mix that included lower sales of hand tools. Operating expenses increased $39.1 million in 2006 over prior-year levels primarily due to the recording of the $38.0 million estimated charge in the second quarter of 2006 related to a pending litigation settlement. Operating expenses also increased year over year due to $3.6 million of higher costs to support strategic supply chain and franchise system initiatives, and $1.0 million of higher bad debt and franchisee termination costs. These increases in year-over-year operating expenses were partially offset by $1.1 million of benefits from cost reduction initiatives. As a result of these factors, segment operating earnings in the second quarter of 2006 declined $34.9 million from the second quarter of 2005.

	Six Months Ended
(Amounts in millions)	July 1, 2006		July 2, 2005		Increase / (Decrease)
Segment net sales	$519.5	100.0%	$516.4	100.0%	$3.1	0.6%
Cost of goods sold	286.1	55.1%	282.8	54.8%	3.3	1.2%

Gross profit	233.4	44.9%	233.6	45.2%	(0.2)	-0.1%
Operating expenses:
Selling, general and administrative	188.7	36.3%	192.1	37.2%	(3.4)	-1.8%
Litigation settlement	38.0	7.3%	--	--	38.0	NM

Total operating expenses	226.7	43.6%	192.1	37.2%	34.6	18.0%

Segment operating earnings	$6.7	1.3%	$41.5	8.0%	$(34.8)	-83.6%

NM = not meaningful

Segment net sales in the first six months of 2006 increased $3.1 million, or 0.6%, from prior-year levels, including higher sales of $5.4 million partially offset by $2.3 million of unfavorable currency translation. Sales in the North American franchise business were up slightly year over year, while sales volume increases in the international franchise business were more than offset by unfavorable currency translation.

Segment gross profit for the first six months of 2006 was $233.4 million, down slightly from $233.6 million in the prior year. The year-over-year decrease in gross profit primarily reflects higher production and material costs of $7.5 million, including increased steel costs, partially offset by higher sales volume and selling prices, and by $5.3 million of lower costs from efficiency and productivity initiatives. Operating expenses in 2006 were $226.7 million, up $34.6 million from prior-year levels, primarily due to the $38.0 million estimated litigation settlement charge recorded in the second quarter of 2006 for a pending litigation settlement. Operating expenses also increased year over year due to $5.6 million of higher costs to support strategic supply chain and franchise system initiatives. These increases in year-over-year operating expenses were more than offset by $3.0 million of benefits from cost reduction initiatives and $0.9 million of lower bad debt and franchisee termination costs, as well as the absence of $3.0 million of costs incurred in the first quarter of 2005 to terminate a supplier relationship. As a result of these factors, segment operating earnings for the first six months of 2006 declined $34.8 million from prior-year levels.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

Commercial and Industrial Group

	Three Months Ended
(Amounts in millions)	July 1, 2006		July 2, 2005		Increase / (Decrease)
External net sales	$260.2	86.7%	$257.6	87.4%	$2.6	1.0%
Intersegment net sales	39.8	13.3%	37.2	12.6%	2.6	7.0%

Segment net sales	300.0	100.0%	294.8	100.0%	5.2	1.8%
Cost of goods sold	190.2	63.4%	192.8	65.4%	(2.6)	-1.3%

Gross profit	109.8	36.6%	102.0	34.6%	7.8	7.6%
Operating expenses	82.2	27.4%	84.1	28.5%	(1.9)	-2.3%

Segment operating earnings	$27.6	9.2%	$17.9	6.1%	$9.7	54.2%

Segment net sales in the second quarter of 2006 increased $5.2 million, or 1.8%, from prior-year levels reflecting $4.1 million of higher sales and $1.1 million of favorable currency translation. The $4.1 million increase in year-over-year net sales primarily reflects growth in emerging markets, increased sales of hand tools for U.S. commercial and industrial applications, and higher sales of alignment products in North America, partially offset by continued softness in certain European markets.

Segment gross profit for the second quarter of 2006 was $109.8 million, up $7.8 million, or 200 basis points as a percentage of segment sales, over prior-year levels. The improvement in year-over-year gross profit primarily reflects benefits from increased sales and higher pricing, as well as $2.8 million of savings from productivity and efficiency initiatives at existing operations, as well as strategic efforts to increase production and sourced materials from lower-cost regions and facilities. These improvements were partially offset by $2.2 million of higher material and production costs. Operating expenses decreased $1.9 million or 110 basis points as a percentage of segment sales. The decrease in operating expenses primarily reflects the impact of lower year-over-year restructuring costs of $1.7 million, and benefits from efficiency and productivity initiatives of $1.5 million, partially offset by $1.9 million of spending to expand Snap-on’s sales, distribution and manufacturing presence in emerging markets and lower-cost regions. The $9.7 million increase in operating earnings compared with the second quarter of 2005, reflects the impact of ongoing cost reduction, low cost sourcing and continuous improvement actions, including benefits from prior restructuring actions, as well as higher sales volume and pricing.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

	Six Months Ended
(Amounts in millions)	July 1, 2006		July 2, 2005		Increase / (Decrease)
External net sales	$515.8	87.8%	$516.8	87.8%	$(1.0)	-0.2%
Intersegment net sales	71.4	12.2%	71.8	12.2%	(0.4)	-0.6%

Segment net sales	587.2	100.0%	588.6	100.0%	(1.4)	-0.2%
Cost of goods sold	371.6	63.3%	388.8	66.1%	(17.2)	-4.4%

Gross profit	215.6	36.7%	199.8	33.9%	15.8	7.9%
Operating expenses	164.9	28.1%	170.9	29.0%	(6.0)	-3.5%

Segment operating earnings	$50.7	8.6%	$28.9	4.9%	$21.8	75.4%

Segment net sales in the first six months of 2006 decreased $1.4 million from prior-year levels reflecting $9.7 million of unfavorable currency translation, partially offset by $8.3 million of higher sales. The $8.3 million increase in year-over-year net sales primarily reflects growth in emerging markets and increased sales of hand tools for commercial and industrial applications.

Segment gross profit for the first six months of 2006 was $215.6 million, up $15.8 million, or 280 basis points as a percentage of segment sales, over prior-year levels. The improvement in year-over-year gross profit primarily reflects benefits from increased sales of higher margin products and improved pricing, as well as $8.0 million of savings from productivity and efficiency initiatives, including strategic efforts to increase production and sourced materials from lower-cost regions and facilities. These improvements in gross profit were partially offset by $4.2 million of unfavorable currency translation and $1.9 million of higher material and production costs. Operating expenses decreased $6.0 million or 90 basis points as a percentage of segment sales. The decrease in operating expenses primarily reflects $4.7 million of benefits from efficiency and productivity initiatives and $3.2 million of favorable currency translation, partially offset by $3.7 million of higher spending to support the expansion of our sales and manufacturing presence in emerging growth markets and lower-cost regions. As a result of these factors, segment operating earnings in the first six months of 2006 increased $21.8 million as compared with the first six months of 2005.

Diagnostics and Information Group

	Three Months Ended
(Amounts in millions)	July 1, 2006		July 2, 2005		Increase / (Decrease)
External net sales	$93.5	72.5%	$74.2	63.3%	$19.3	26.0%
Intersegment net sales	35.4	27.5%	43.0	36.7%	(7.6)	-17.7%

Segment net sales	128.9	100.0%	117.2	100.0%	11.7	10.0%
Cost of goods sold	80.1	62.1%	68.8	58.7%	11.3	16.4%

Gross profit	48.8	37.9%	48.4	41.3%	0.4	0.8%
Operating expenses	35.0	27.2%	34.7	29.6%	0.3	0.9%

Segment operating earnings	$13.8	10.7%	$13.7	11.7%	$0.1	0.7%

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

Segment net sales in the second quarter of 2006 increased $11.7 million, or 10.0%, from prior-year levels largely due to higher OEM facilitation sales, partially offset by continued softness in Europe and lower sales of air conditioning and other equipment.

Segment gross profit for the second quarter of 2006 increased $0.4 million, but decreased 340 basis points as a percentage of segment sales, as benefits from the increased sales were partially offset by a shift in product mix that included higher sales (and lower relative gross margin) from OEM facilitation actions. Operating expenses improved to 27.2% of net sales, as compared to 29.6% of net sales in the prior year, primarily reflecting benefits from efficiency and productivity initiatives. Operating expenses in 2006 also include $1.3 million of higher spending to support strategic growth initiatives. As a result of these factors, segment operating earnings in the second quarter of 2006 increased $0.1 million as compared with the second quarter of 2005.

	Six Months Ended
(Amounts in millions)	July 1, 2006		July 2, 2005		Increase / (Decrease)
External net sales	$182.6	73.6%	$157.9	68.2%	$24.7	15.6%
Intersegment net sales	65.5	26.4%	73.7	31.8%	(8.2)	-11.1%

Segment net sales	248.1	100.0%	231.6	100.0%	16.5	7.1%
Cost of goods sold	155.8	62.8%	139.5	60.2%	16.3	11.7%

Gross profit	92.3	37.2%	92.1	39.8%	0.2	0.2%
Operating expenses	68.2	27.5%	69.1	29.9%	(0.9)	-1.3%

Segment operating earnings	$24.1	9.7%	$23.0	9.9%	$1.1	4.8%

Segment net sales in the first six months of 2006 increased $16.5 million, or 7.1%, from prior-year levels largely due to higher OEM facilitation sales and increased sales of Mitchell1® information products, partially offset by $1.6 million of unfavorable currency translation.

Segment gross profit for the first six months of 2006 increased $0.2 million from prior-year levels as benefits from the higher sales and lower costs, including $1.0 million of benefits from efficiency and productivity initiatives, were partially offset by $1.4 million of higher restructuring costs and unfavorable currency translation of $0.5 million. Operating expenses decreased $0.9 million, or 240 basis points as a percentage of segment sales, as benefits from efficiency and productivity initiatives, and $1.8 million of lower bad debts were partially offset by $1.9 million of higher spending to support strategic growth initiatives. As a result of these factors, segment operating earnings in the first six months of 2006 increased $1.1 million as compared with the first six months of 2005.

Financial Services

	Three Months Ended
(Amounts in millions)	July 1, 2006		July 2, 2005		Increase / (Decrease)
Financial services revenue	$11.7	100.0%	$16.2	100.0%	$(4.5)	-27.8%
Financial services expenses	8.7	74.4%	11.2	69.1%	(2.5)	-22.3%

Segment operating income	$3.0	25.6%	$5.0	30.9%	$(2.0)	-40.0%

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

Operating income was $3.0 million on $11.7 million of revenue in the second quarter of 2006, as compared with $5.0 million of operating income on $16.2 million of revenue in the second quarter of 2005. The decrease in operating income primarily reflects the impact of lower net interest spreads, partially offset by higher originations.

	Six Months Ended
(Amounts in millions)	July 1, 2006		July 2, 2005		Increase / (Decrease)
Financial services revenue	$22.9	100.0%	$30.3	100.0%	$(7.4)	-24.4%
Financial services expenses	17.9	78.2%	21.0	69.3%	(3.1)	-14.8%

Segment operating income	$5.0	21.8%	$9.3	30.7%	$(4.3)	-46.2%

Operating income was $5.0 million on $22.9 million of revenue in the first six months of 2006, as compared with $9.3 million of operating income on $30.3 million of revenue in the first six months of 2005. The decrease in operating income primarily reflects the impact of lower net interest spreads, partially offset by higher originations.

Corporate

Snap-on’s general corporate expenses were $12.8 million in the second quarter of 2006, up slightly from $12.7 million in the second quarter of 2005. Expenses in 2006 include higher costs related to performance awards and adjustments on liability-based awards, including $1.8 million from the adoption of SFAS No. 123(R), partially offset by lower pension, postretirement and other costs, and benefits from cost reduction initiatives.

Snap-on’s general corporate expenses were $27.0 million in the first six months of 2006, up from $21.1 million in the first six months of 2005. Increased expenses in 2006 include $3.8 million of higher insurance and other costs, and higher expenses related to performance awards and adjustments on liability-based awards, including $3.8 million from the adoption of SFAS No. 123(R). These year-over-year increases in general corporate expenses were partially offset by benefits from cost reduction initiatives of $2.3 million.

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

Snap-on has been focused on improving asset utilization by making more effective use of its investment in certain working capital items. As of July 1, 2006, working capital (defined as current assets less current liabilities) of $587.8 million was up slightly from $566.8 million as of December 31, 2005 (fiscal 2005 year end). Total working capital as of July 1, 2006, includes the estimated $38.0 million accrual related to the pending litigation settlement. The company assesses operating performance and effectiveness relative to those components of working capital, particularly accounts receivable and inventories, that are more directly impacted by operational decisions. The following represents the company’s working capital position as of July 1, 2006, and December 31, 2005.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

(Amounts in millions)	July 1, 2006	December 31, 2005
Cash	$190.1	$170.4
Accounts receivable - net of allowances	509.2	485.9
Inventories	310.5	283.2
Other current assets	145.5	133.4

Total current assets	1,155.3	1,072.9

Accounts payable	(151.9)	(135.4)
Notes payable and current maturities of long-term debt	(17.3)	(24.8)
Other current liabilities	(398.3)	(345.9)

Total current liabilities	(567.5)	(506.1)

Total working capital	$587.8	$566.8

Accounts receivable at the end of the second quarter of 2006 was $509.2 million, up $23.3 million from year-end 2005 levels, largely reflecting the impact of higher sales in the second quarter of 2006 as compared to the fourth quarter of 2005 and $11.2 million of currency translation. At the end of the second quarter of 2006, days sales outstanding was 77 days, up from 74 days at December 31, 2005. Days sales outstanding at the end of the second quarter of 2005 was 77 days.

Inventories were $310.5 million at the end of the second quarter of 2006, up $27.3 million from year-end 2005 levels, including $7.7 million of currency translation. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) at July 1, 2006, was 3.8 turns, as compared to 4.1 turns at year-end 2005. Inventory turns were essentially flat compared with the 3.7 turns at the end of the second quarter of 2005. Inventories accounted for using the first-in, first-out (“FIFO”) method as of both July 1, 2006, and December 31, 2005, approximated 65% and 63% of total inventories. All other inventories are generally accounted for using the last-in, first-out (“LIFO”) cost method. The company’s LIFO reserve was $79.0 million at July 1, 2006, compared to $82.1 million at year-end 2005.

Notes payable and long-term debt at July 1, 2006, and December 31, 2005, were $214.0 million and $226.5 million. Notes payable to banks under uncommitted lines of credit were $5.1 million at July 1, 2006, and $20.9 million at December 31, 2005. Amounts payable by SOC to CIT pursuant to a working capital agreement were $12.2 million at July 1, 2006, and $3.9 million at December 31, 2005. See Note 6 for further discussion of SOC.

At July 1, 2006, Snap-on had a $400 million multi-currency revolving credit facility that terminates on July 27, 2009. The $400 million multi-currency revolving credit facility’s financial covenant requires that Snap-on maintain a ratio of debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00. As of July 1, 2006, Snap-on believes that it was in compliance with all covenants of this revolving credit facility.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

At July 1, 2006, Snap-on also had $20 million of unused committed bank lines of credit, of which $10 million expires on July 31, 2006, and $10 million expires on August 31, 2006; Snap-on intends to renew both of these lines of credit during the third quarter of 2006. At July 1, 2006, Snap-on had approximately $420 million of unused available debt capacity under the terms of its revolving credit facility and committed bank lines of credit.

The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flows.

Cash flow provided from operating activities was $74.0 million in the first six months of 2006, as compared to $51.1 million in the first six months of 2005. Capital expenditures were $19.9 million in the first six months of 2006, as compared with $19.0 million in the comparable prior-year period. Capital expenditures in 2006 mainly reflect efficiency and cost-reduction capital investments, including the installation of new production equipment and machine tooling to enhance manufacturing and distribution operations, as well as ongoing replacements of manufacturing and distribution equipment. In addition to equipment investments, the company has also acquired computer hardware to upgrade internal systems and enhance the company’s existing global Enterprise Resource Planning (“ERP”) management information system. Snap-on anticipates full-year 2006 capital expenditures to be in a range of $50 million to $55 million, as compared to $40.1 million in 2005. Full-year depreciation and amortization expense is anticipated to be approximately $50 million to $53 million in 2006, as compared to $52.2 million in 2005.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. During the first six months of 2006, Snap-on repurchased 1,473,618 shares of common stock for $58.3 million under its previously announced share repurchase programs, as compared to repurchases of 375,000 shares of common stock for $12.7 million in the first six months of 2005. As of the end of the second quarter of 2006, Snap-on has remaining availability to repurchase up to an additional $139.8 million in common stock pursuant to the Board of Directors’ authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends paid were $31.8 million in the first six months of 2006, as compared to $28.9 million in the first six months of 2005. On April 27, 2006, the Board of Directors declared a dividend of $0.27 per share, payable June 9, 2006, to shareholders of record on May 19, 2006. In the second quarter of 2005, the Board of Directors declared the second and third quarter dividends in April and June 2005, giving rise to two quarterly dividends in the second quarter of 2005 and, correspondingly, three quarterly dividends in the first six months of 2005. The Board of Directors expects to declare the 2006 third quarter dividend in August 2006.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

OTHER MATTERS

Snap-on’s franchise relationships are governed by contract and it is not uncommon for legal disputes to result from the termination – either by Snap-on or the franchisee — of these relationships. As disclosed in the company’s Form 8-K filing dated May 16, 2006, in certain legal matters, former franchisees, purportedly on behalf of current and former franchisees, were seeking adjudication of certain claims within an arbitration proceeding. On May 10, 2006, Snap-on reached an agreement to settle these pending lawsuits on a class basis. Snap-on has not admitted to any wrongdoing by way of this settlement. The terms of the settlement are subject to obtaining final court approval, as well as other usual and customary conditions. The settlement contains provisions that allow Snap-on to terminate the settlement agreement if more than a specified percentage of certain franchisees elect to opt out of the class. Under the terms of the settlement, Snap-on will pay an estimated $38.0 million to the claimants, including attorneys’ fees, costs and expenses. This amount is subject to change depending on the actual number of claimants and the funds paid out as a result of the payment formulas included in the agreement. Snap-on recorded a pretax charge of $38.0 million ($23.4 million after tax, or $0.40 per diluted share) in its second-quarter 2006 earnings representing its current best estimate of the outcome of this settlement. The $38.0 million pretax charge is included in “Operating Expenses” on the accompanying 2006 Consolidated Statements of Earnings.

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

Revenue Recognition: Snap-on derives revenue primarily from the sale of tool, diagnostic, service and equipment solutions for professional tool and equipment users. Snap-on markets its products and services through the worldwide franchised mobile van channel, company direct sales, and independent distributor and other non-franchised channels, including its public Internet website. Snap-on also derives revenue from various financing programs to facilitate the sales of its products.

Snap-on recognizes revenue from the sale of tool, diagnostic, service and equipment solutions when all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) delivery has occurred or services have been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. For sales contingent upon customer acceptance or product installation, revenue recognition is deferred until such obligations are fulfilled. As required by SFAS No. 48, “Revenue Recognition When Right of Return Exists,” estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and assumptions for the gross profit margin and volume of future sales returns. Provisions for customer volume rebates, discounts and allowances are also recorded as a reduction of reported revenues at the time of sale based on historical experience and known trends. Revenue related to maintenance and subscription agreements is recognized over the term of the agreement.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

Financial Services Revenue: In addition to its sales of tool, diagnostic, service and equipment solutions, Snap-on also generates revenue from various financing activities that include (i) loans to franchisees; and (ii) loans to the franchisees’ customer network and to Snap-on’s industrial and other customers for the purchase of tools and equipment on an extended-term payment plan. These financing programs are offered through Snap-on Credit LLC (“SOC”); a consolidated, 50%-owned joint venture with the CIT Group, Inc., and the Company’s wholly owned international finance subsidiaries. Financial services revenue consists of SOC’s sales of originated contracts to CIT and service fee income, as well as installment contract revenue and franchisee loan receivable revenue derived from SOC and Snap-on’s wholly owned international finance operations. The decision to finance through Snap-on or another financing entity is solely at the election of the customer. When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay including financial condition, collateral, debt-serving capacity, past payment experience and credit bureau information. Contracts originated by SOC and subsequently sold to CIT are also subject to the underwriting approval of CIT.

Financing revenue from SOC is recognized primarily from the sale of originated contracts to CIT net of various fees, including securitization, warehousing, bad debt and prepayment fees. SOC continues to service these contracts for an estimated market-rate servicing fee. Servicing fees are paid to SOC by CIT and such revenue is recognized over the contractual term of the loan, with a portion of the servicing fee recognized at the time of origination. Financing revenue from originated loans that are retained is recognized over the life of the contract, with interest computed on a daily basis.

Snap-on’s wholly owned international finance subsidiaries own all of the loans originated through their financing programs. Revenue from interest income is recognized over the life of the contract, with interest computed on a daily basis.

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

Warranty Accruals: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. See Note 15 to the Consolidated Financial Statements for further discussion of Snap-on’s warranty accrual.

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

Stock-Based Compensation: Effective January 1, 2006, the company adopted SFAS No. 123(R) using the modified prospective method. SFAS No. 123(R) requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost, based on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. Upon adoption, the grant-date fair value of employee share options and similar instruments was estimated using the Black-Scholes option valuation model.

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

OUTLOOK

Snap-on intends to continue to emphasize the implementation of its 2006 strategic priorities, including focused innovation on product, process and manufacturing cost, growth initiatives in emerging markets, and its actions to further enhance value and service to Snap-on’s franchisees and customers.

As previously announced, the expected costs to enhance field support and for other franchise system initiatives in the Snap-on Tools Group is anticipated to be $5 million to $7 million in 2006, of which approximately $4 million has been incurred to date. Snap-on continues to believe that the implementation of its other customer service and supply chain initiatives, along with new marketing programs, will require spending of $8 million to $10 million in 2006, as originally anticipated. Spending in the first half of 2006 for the customer service and supply chain initiatives approximated $2 million, and the remaining spend is expected to be incurred equally over the balance of the year.

The Company is encouraged by the progress to date in its key initiatives, including those in the Commercial and Industrial and Diagnostics and Information segments to support emerging market, new product and other important growth initiatives. The Financial Services segment is expected to continue to be challenged by higher interest rates, and its operating results for the full year are expected to be lower than the results achieved a year ago. Based on these factors, Snap-on expects modest year-over-year earnings improvement in the second half of 2006.

On May 16, 2006, Snap-on disclosed that it had reached an agreement to settle certain legal matters related to certain then current and former franchisees on a class basis. The terms of the settlement are subject to final court approval, as well as other usual and customary conditions. The settlement contains provisions that allow Snap-on to terminate the settlement agreement if more than a specified percentage of certain franchisees elect to opt out of the class. Under the terms of the settlement, Snap-on will pay an estimated $38.0 million to the claimants, including attorneys’ fees, costs and expenses. This amount is subject to change depending on the actual number of claimants and the funds paid out as a result of the payment formulas included in the agreement.

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

Foreign Currency Risk Management: Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations and restrictions on movement of funds. Foreign exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments in an attempt to protect the residual net exposures. Snap-on’s financial position and results of operations have not been materially affected by such events to date. For additional information, see Note 9.

Interest Rate Risk Management: Snap-on’s interest rate risk management policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities. For additional information, see Note 9.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at July 1, 2006, was $0.5 million on interest rate-sensitive financial instruments and $0.2 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk: Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC loan originations with recourse provisions against Snap-on (primarily for franchisee van loans). At July 1, 2006, $20.1 million of loans originated by SOC have a recourse provision to Snap-on if the loans become more than 90 days past due. For additional information on SOC, see Note 6.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 1, 2006. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of July 1, 2006 to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended July 1, 2006, that have materially affected, or are reasonably likely to materially affect, Snap-on’s internal control over disclosure controls and procedures.

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

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

See Note 15 for information regarding legal proceedings.

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the second quarter of 2006, all of which were purchased pursuant to Board of Directors’ authorizations. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that may be Purchased Under the Plans (1) (in millions)
04/2/06 to 04/29/06	--	N/A	--	$151.8
04/30/06 to 5/27//06	140,000	$40.06	140,000	$157.1
05/28/06 to 07/01/06	660,000	$40.64	660,000	$139.8

Total / Average	800,000	$40.54	800,000	N/A

(1)	Subject to further adjustment pursuant to the 1996 Authorization described below, as of the end of the second quarter of 2006, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board of Directors’ authorizations discussed below is $139.8 million.

•	In its Annual Report on Form 10-K for the fiscal year ended December 28, 1996, the company disclosed that the company’s Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the company’s Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $41.50, $41.19 and $40.42 per share of common stock as of the end of the 2006 fiscal months ended April 29, May 27 and July 1, respectively.

•	By press release dated June 29, 1998, the company announced that the company’s Board authorized the repurchase of an aggregate of $100 million of the company’s common stock (the “1998 Authorization”). The 1998 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

•	By press release dated February 3, 1999, the company announced that the company’s Board authorized the repurchase of an aggregate of $50 million of the company’s common stock (the “1999 Authorization”). The 1999 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

Item 4. Submission of Matters to a Vote of Security Holders

Snap-on held its Annual Meeting of Shareholders on April 27, 2006. The shareholders (i) elected three members of Snap-on’s Board of Directors, whose terms were up for reelection, to serve until the Annual Meeting in the year 2009; (ii) ratified the Audit Committee’s selection of Deloitte & Touche LLP as the company’s independent registered public accounting firm for 2006; and (iii) approved the company’s amended and restated 2001 Incentive Stock and Awards Plan. There were 60,929,551 outstanding shares eligible to vote. The persons elected to the Corporation’s Board of Directors, the number of votes cast for and the number of votes withheld with respect to each of these persons are set forth below:

Director	For	Withheld	Term
Bruce S. Chelberg	53,321,660	3,103,896	2009
Karen L. Daniel	55,751,208	674,348	2009
Arthur L. Kelly	53,278,898	3,146,658	2009
Jack D. Michaels	53,628,636	2,796,920	2009

The terms of office for the following directors continue until the Annual Meeting in the year set forth below:

Director	Term
John F. Fiedler	2007
W. Dudley Lehman	2007
Edward H. Rensi	2007
Roxanne J. Decyk	2008
Lars Nyberg	2008
Richard F. Teerlink	2008

The proposal to ratify the Audit Committee’s selection of Deloitte & Touche LLP as the company’s independent registered public accounting firm for 2006 received the following votes:

55,634,364 Votes for approval
438,025 Votes against
353,167 Abstentions

There were no broker non-votes for this item.

The proposal to amend and restate the Company’s 2001 Incentive Stock and Awards Plan received the following votes:

44,819,002 Votes for approval
7,059,254 Votes against
814,928 Abstentions

There were 3,732,372 broker non-votes for this item.

Item 5: Other Information

During the second quarter of 2006, Snap-on recorded costs associated with exit and disposal activities of $5.8 million. Of the $5.8 million of costs incurred in the second quarter of 2006, $4.7 million qualified for accrual treatment. Costs associated with exit and disposal activities incurred in the second quarter of 2006 related to headcount reductions from (i) the realignment of the franchise support structure; (ii) closure of a facility in the Netherlands; (iii) the exit of a facility in Mexico; (iv) transfer of certain production from Sweden to emerging growth markets and lower-cost regions; and (v) various management realignment actions at other Snap-on facilities. Accrual usage of $2.6 million during the second quarter of 2006 for these actions reflects severance and related payments for the separation of approximately 370 employees. Snap-on anticipates that the remaining severance accrual related to the second-quarter 2006 actions will be fully utilized by the end of 2006. Snap-on also expects that it will incur approximately $9 million to $11 million of additional exit and disposal charges during the remainder of 2006.

Item 6: Exhibits

Exhibit 10.1	DeSantis Class Settlement Agreement

Exhibit 10.2	Snap-on Incorporated 2001 Incentive Stock and Awards Plan (Amended and Restated as of April 27, 2006) (incorporated by reference to Appendix A to Snap-on’s Proxy Statement on Schedule 14A filed on March 13, 2006)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized person.

SNAP-ON INCORPORATED
Date: July 26, 2006	/s/ Martin M. Ellen
Martin M. Ellen, Principal Financial Officer,
Chief Financial Officer,
Senior Vice President - Finance

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	DeSantis Class Settlement Agreement

10.2	Snap-on Incorporated 2001 Incentive Stock and Awards Plan (Amended and Restated as of April 27, 2006) (incorporated by reference to Appendix A to Snap-on’s Proxy Statement on Schedule 14A filed on March 13, 2006)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.