Form 10-Q
period 2006-09-30
SNAP ON INC
filed 2006-10-23
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Large accelerated filer |X|      Accelerated filer |  |     Non-accelerated filer |  |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |  | No |X|

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 13, 2006
Common Stock, $1 par value	58,376,921 shares

TABLE OF CONTENTS

		Page

Part I: Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Earnings - Three and Nine Months Ended
	September 30, 2006, and October 1, 2005	3
	Consolidated Balance Sheets - September 30, 2006, and December 31, 2005	4-5
	Consolidated Statements of Cash Flows - Nine Months Ended
	September 30, 2006, and October 1, 2005	6
	Notes to Consolidated Financial Statements	7-26
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	27-43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44-45
Item 4.	Controls and Procedures	45
Part II: Other Information
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	47
Item 5.	Other Information	48
Item 6.	Exhibits	49
	Signatures	50
	Exhibit Index	51

SNAP-ON INCORPORATED
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	$599.5	$554.1	$1,817.4	$1,745.2
Cost of goods sold	(339.3)	(306.9)	(1,015.9)	(972.5)

Gross profit	260.2	247.2	801.5	772.7
Financial services revenue	11.3	13.1	34.2	43.4
Financial services expenses	(8.3)	(9.5)	(26.2)	(30.5)

Operating income from financial services	3.0	3.6	8.0	12.9
Operating expenses:
Selling, general and administrative	(217.0)	(208.0)	(665.8)	(661.2)
Litigation settlement	--	--	(38.0)	--

Total operating expenses	(217.0)	(208.0)	(703.8)	(661.2)

Operating earnings	46.2	42.8	105.7	124.4
Interest expense	(4.5)	(5.6)	(13.6)	(17.1)
Other income (expense) - net	1.3	(0.5)	0.4	(2.2)

Earnings before income taxes	43.0	36.7	92.5	105.1
Income tax expense	(14.8)	(15.7)	(30.4)	(39.6)

Net earnings	$28.2	$21.0	$62.1	$65.5

Earnings per share:
Basic	$0.48	$0.36	$1.07	$1.13
Diluted	$0.48	$0.36	$1.05	$1.12
Weighted-average shares outstanding:
Basic	58.2	57.9	58.2	57.8
Effect of dilutive options	0.6	0.7	0.9	0.6

Diluted	58.8	58.6	59.1	58.4

Dividends declared per common share	$0.27	$0.25	$0.81	$1.00

See notes to Consolidated Financial Statements

SNAP-ON INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$246.0	$170.4
Accounts receivable - net of allowances	502.4	485.9
Inventories	312.6	283.2
Deferred income tax benefits	81.4	76.3
Prepaid expenses and other assets	69.4	57.1

Total current assets	1,211.8	1,072.9
Property and equipment
Land	23.7	23.4
Buildings and improvements	231.8	229.2
Machinery and equipment	531.1	556.1

	786.6	808.7
Accumulated depreciation and amortization	(506.7)	(513.2)

Property and equipment - net	279.9	295.5
Deferred income tax benefits	66.8	57.8
Goodwill	419.6	398.3
Other intangibles - net	65.2	64.0
Pension assets	20.7	20.6
Other assets	105.5	99.3

Total assets	$2,169.5	$2,008.4

See notes to Consolidated Financial Statements

SNAP-ON INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	September 30, 2006	December 31, 2005
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$168.0	$135.4
Notes payable and current maturities of long-term debt	17.7	24.8
Accrued benefits	32.7	35.4
Accrued compensation	75.4	62.2
Franchisee deposits	43.3	44.4
Deferred subscription revenue	19.0	26.6
Income taxes	36.5	33.1
Accrued litigation settlement	38.0	--
Other accrued liabilities	169.4	144.2

Total current liabilities	600.0	506.1
Long-term debt	198.1	201.7
Deferred income taxes	73.1	75.3
Retiree health care benefits	89.3	90.8
Pension liabilities	107.1	92.7
Other long-term liabilities	70.5	79.6

Total liabilities	1,138.1	1,046.2

Shareholders’ equity
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	--	--
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,074,834
and 67,049,257 shares)	67.1	67.0
Additional paid-in capital	120.8	113.3
Retained earnings	1,158.2	1,143.8
Accumulated other comprehensive income (loss)	(8.4)	(56.6)
Grantor Stock Trust at fair market value (849,248 and 3,204,308 shares)	(37.8)	(120.3)
Treasury stock at cost (7,948,060 and 5,886,864 shares)	(268.5)	(185.0)

Total shareholders’ equity	1,031.4	962.2

Total liabilities and shareholders’ equity	$2,169.5	$2,008.4

See notes to Consolidated Financial Statements

SNAP-ON INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2006	October 1, 2005
Operating activities:
Net earnings	$62.1	$65.5
Adjustments to reconcile net earnings to net cash provided (used)
by operating activities:
Depreciation	35.4	37.3
Amortization of other intangibles	1.6	2.3
Stock-based compensation expense	11.7	--
Deferred income tax provision (benefit)	(18.1)	10.6
Gain on sale of assets	(0.3)	(1.4)
Gain on mark to market for cash flow hedges	(0.2)	(0.4)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1.3)	10.0
(Increase) decrease in inventories	(19.2)	(2.4)
(Increase) decrease in prepaid and other assets	(5.4)	27.4
Increase (decrease) in accounts payable	28.8	(51.3)
Increase (decrease) in accruals and other liabilities	55.8	19.1

Net cash provided by operating activities	150.9	116.7
Investing activities:
Capital expenditures	(31.5)	(27.8)
Proceeds from disposal of property and equipment	11.2	7.4

Net cash used in investing activities	(20.3)	(20.4)
Financing activities:
Net decrease in short-term borrowings	(8.4)	(19.1)
Purchase of treasury stock	(83.5)	(17.6)
Proceeds from stock purchase and option plans	74.3	19.4
Excess tax benefits from stock-based compensation	8.8	--
Cash dividends paid	(47.7)	(43.3)

Net cash used in financing activities	(56.5)	(60.6)
Effect of exchange rate changes on cash and cash equivalents	1.5	(7.4)

Increase in cash and cash equivalents	75.6	28.3
Cash and cash equivalents at beginning of year	170.4	150.0

Cash and cash equivalents at end of period	$246.0	$178.3

Supplemental cash flow disclosures:
Cash paid for interest	$(15.0)	$(17.6)
Net cash refunded (paid) for income taxes	(35.7)	3.9

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to a fair statement of financial condition and results of operations for the three and nine month periods ended September 30, 2006, and October 1, 2005, have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

2. New Accounting Standards

Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective method. See Note 13 for additional information regarding stock-based compensation.

The Financial Accounting Standards Board (“FASB”) released SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS No. 156 will be effective for Snap-on as of December 31, 2006, the beginning of the company’s 2007 fiscal year. The company does not believe the adoption of SFAS No. 156 will have a material impact on the company’s consolidated financial position or results of operations.

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006, and Snap-on will adopt FIN No. 48 as of December 31, 2006, the beginning of the company’s 2007 fiscal year. The company is assessing the impact the adoption of FIN No. 48 will have on the company’s consolidated financial position and results of operations.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The FASB released SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for Snap-on as of December 30, 2007, the beginning of the company’s 2008 fiscal year. The company is assessing the impact the adoption of SFAS No. 157 will have on the company’s consolidated financial position and results of operations.

The FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Snap-on is required to initially recognize the funded status of its defined benefit and other postretirement plans as of December 30, 2006, and to provide the required disclosures in the company’s 2006 annual report on Form 10-K. The company is assessing the impact the adoption of SFAS No. 158 will have on the company’s consolidated financial position.

3. Accounts Receivable

Accounts receivable include trade accounts, installment and other receivables, including the current portion of franchisee-financing receivables. The components of Snap-on’s current accounts receivable were as follows:

(Amounts in millions)	September 30, 2006	December 31, 2005
Trade accounts receivable	$440.1	$414.8
Installment receivables, net of unearned finance
charges of $7.3 million in both periods	54.8	51.0
Other accounts receivable	39.9	55.0

Total	534.8	520.8
Allowance for doubtful accounts	(32.4)	(34.9)

Total accounts receivable - net	$502.4	$485.9

The long-term portion of accounts receivable is classified in “Other assets” on the accompanying Consolidated Balance Sheets and is comprised of installment and other receivables, including franchisee-financing receivables, with payment terms that are due beyond one year. The components of Snap-on’s long-term accounts receivable were as follows:

(Amounts in millions)	September 30, 2006	December 31, 2005
Installment receivables, net of unearned finance	$41.7	$41.2
charges of $9.1 million and 9.4 million
Other long-term accounts receivable	19.0	18.9

Total	$60.7	$60.1

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Inventories

Inventories by major classification were as follows:

(Amounts in millions)	September 30, 2006	December 31, 2005
Finished goods	$294.4	$269.0
Work in progress	35.3	33.6
Raw materials	60.4	62.7

Total FIFO value	390.1	365.3
Excess of current cost over LIFO cost	(77.5)	(82.1)

Total inventories	$312.6	$283.2

Inventories accounted for using the first-in, first-out (“FIFO”) method as of September 30, 2006, and December 31, 2005, approximated 65% and 63% of total inventories. The company accounts for its non-U.S. inventory on the FIFO basis. As of September 30, 2006, 37% of the company’s U.S. inventory was accounted for using the FIFO basis and 63% was accounted for using the last-in, first-out (“LIFO”) basis. LIFO inventory liquidations resulted in a reduction of “Cost of goods sold” on the accompanying Consolidated Statements of Earnings in the three and nine month periods ended September 30, 2006, of $0.4 million and $1.8 million. There were no LIFO inventory liquidations for the three and nine month periods ended October 1, 2005.

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

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Acquired Intangible Assets

Disclosures related to other intangible assets are as follows:

	September 30, 2006		December 31, 2005
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Trademarks	$2.7	$(0.9)	$2.6	$(0.7)
Patents	32.2	(15.2)	32.6	(14.7)
Other	0.6	(0.1)	--	--

Total	35.5	(16.2)	35.2	(15.4)
Unamortized other intangible assets:
Trademarks	45.9	--	44.2	--

Total	$81.4	$(16.2)	$79.4	$(15.4)

The weighted-average amortization period is 35 years for trademarks, 16 years for patents and 2 years for other intangible assets. The weighted-average amortization period for trademarks, patents and other intangible assets on a combined basis is 20 years.

Amortization expense was $0.8 million and $1.6 million for the three and nine month periods ended September 30, 2006, and $0.6 million and $2.3 million for the three and nine month periods ended October 1, 2005. Total estimated annual amortization expense is expected to be $2.1 million in 2006 and 2007 and $1.9 million for each of the subsequent three fiscal years, based on current levels of amortized intangible assets.

Goodwill was $419.6 million and $398.3 million at September 30, 2006, and December 31, 2005. The net increase in goodwill from year-end 2005 levels resulted from currency translation and $0.9 million related to the first-quarter 2006 acquisition of the remaining 45% ownership interest in a joint venture.

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

SOC sells substantially all of its originated contracts on a limited recourse basis to CIT, net of certain fees. SOC continues to service these contracts for an estimated market-rate servicing fee. SOC originated contracts totaling $101.5 million and $320.8 million during the three and nine month periods ended September 30, 2006, as compared to $103.6 million and $305.9 million during the three and nine month periods ended October 1, 2005.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions against Snap-on (primarily for franchisee van loans). At September 30, 2006, and December 31, 2005, $19.9 million and $19.2 million of loans, with terms ranging from six months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of September 30, 2006, was not material.

CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis. As of September 30, 2006, and December 31, 2005, SOC owed both Snap-on and CIT $12.4 million and $3.9 million each pursuant to this agreement.

Snap-on’s exposure related to SOC as of September 30, 2006, was the $12.4 million working capital loan plus the recourse obligations on certain customer financings, both discussed above.

7. Income Taxes

In October 2004 the American Jobs Creation Act of 2004 (“the AJCA”) was signed into law. The AJCA created a one-time tax incentive for U.S. corporations to repatriate accumulated foreign earnings by providing a tax deduction of 85% of qualifying dividends received from foreign affiliates. In accordance with the AJCA, Snap-on planned to repatriate approximately $75 million of qualifying dividends in the second half of 2005, of which $57 million was repatriated as of the end of September 2005. The planned repatriation of approximately $75 million of qualifying dividends resulted in a U.S. income tax charge of $2.8 million in the third quarter of 2005. The company has not otherwise changed its intention to indefinitely reinvest accumulated foreign earnings, and no provision will be made for income taxes that would be payable upon the distribution of such earnings. No such repatriation of foreign earnings was provided for in 2006.

8. Exit or Disposal Activities

Snap-on recorded costs associated with exit and disposal activities of $4.3 million and $15.2 million during the three and nine month periods ended September 30, 2006, and $4.0 and $18.6 million during the three and nine month periods ended October 1, 2005.

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Exit and disposal costs:
Cost of goods sold	$2.2	$0.8	$5.9	$2.8
Operating expenses	2.1	3.1	9.2	14.8
Financial services expenses	--	0.1	0.1	1.0

Total expense	$4.3	$4.0	$15.2	$18.6

Of the $4.3 million of costs incurred during the three month period ended September 30, 2006, $3.3 million qualified for accrual treatment. Costs associated with exit and disposal activities in 2006 primarily related to headcount reductions from (i) realignment of the franchise support structure; (ii) closure of a facility in the Netherlands; (iii) the closure and lease termination of a facility in the United States; (iv) transfer of certain production activities from Sweden to lower-cost regions and emerging markets; and (v) various management realignment actions at other Snap-on facilities.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on’s exit and disposal accrual activity for the quarter ended September 30, 2006, related to the company’s 2006 actions was as follows:

	Balance at July 1,	Third Quarter		Balance at September 30,
(Amounts in millions)	2006	Provision	(Usage)	2006
Severance costs:
Snap-on Tools Group	$1.3	$0.7	$(0.9)	$1.1
Commercial and Industrial Group	0.9	1.7	(0.9)	1.7
Diagnostics and Information Group	1.3	--	(0.9)	0.4
Corporate	0.1	0.1	(0.1)	0.1
Facility consolidation or closure costs:
Snap-on Tools Group	--	1.0	(1.0)	--
Diagnostics and Information Group	0.5	--	(0.1)	0.4

Total	$4.1	$3.5	$(3.9)	$3.7

Exit and disposal accrual usage of $3.9 million during the third quarter of 2006 primarily reflects severance and related payments for the separation of employees. Since year-end 2005, Snap-on has reduced headcount by approximately 450 employees as part of its 2006 restructuring actions. The utilization of the severance costs and facility consolidation or closure costs will extend beyond 2006 primarily due to longer-term severance and lease obligations.

Snap-on’s exit and disposal accrual activity for the quarter ended September 30, 2006, related to the company’s 2005 actions was as follows:

	Balance at	Third Quarter		Balance at
(Amounts in millions)	July 1, 2006	Provision / (Reversal)	(Usage)	September 30, 2006
Severance costs:
Snap-on Tools Group	$0.2	$0.1	$(0.1)	$0.2
Commercial and Industrial Group	0.2	--	(0.1)	0.1
Corporate	0.2	--	(0.1)	0.1
Facility consolidation or closure costs:
Snap-on Tools Group	0.8	(0.3)	(0.1)	0.4

Total	$1.4	$(0.2)	$(0.4)	$0.8

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Exit and disposal accrual usage of $0.4 million during the third quarter of 2006 reflects severance and related payments for the separation of employees. Snap-on anticipates that the severance cost accrual associated with its 2005 exit and disposal activities will be fully utilized by the end of 2006. The utilization of the facility consolidation or closure costs will extend beyond 2006 primarily due to longer-term lease obligations.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances. Snap-on also expects that it will incur approximately $5 million to $7 million of additional exit and disposal charges in the fourth quarter of 2006.

9. Short-Term and Long-Term Debt

Notes payable and long-term debt at September 30, 2006, and December 31, 2005, were $215.8 million and $226.5 million. Long-term debt of $198.1 million as of September 30, 2006, includes $200 million of unsecured 6.25% notes and $0.1 million of other long-term debt offset by $2.0 million related to the fair value of interest rate swaps outstanding. See Note 10 for further discussion of interest rate swaps. Notes payable to banks under uncommitted lines of credit were $5.3 million at September 30, 2006, and $20.9 million at December 31, 2005. Amounts payable by SOC to CIT to support SOC’s working capital requirements were $12.4 million at September 30, 2006, and $3.9 million at December 31, 2005. See Note 6 for further discussion of SOC.

At September 30, 2006, Snap-on had a $400 million multi-currency revolving credit facility that terminates on July 27, 2009. The $400 million multi-currency revolving credit facility’s financial covenant requires that Snap-on maintain a ratio of debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00. As of September 30, 2006, Snap-on believes that it was in compliance with all covenants of this revolving credit facility.

At September 30, 2006, Snap-on also had $20 million of unused committed bank lines of credit, of which $10 million expires on July 29, 2007, and $10 million expires on August 31, 2007. At September 30, 2006, Snap-on had approximately $420 million of unused available debt capacity under the terms of its revolving credit facility and committed bank lines of credit.

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

At September 30, 2006, Snap-on had $33.1 million of net foreign exchange forward buy contracts outstanding comprised of net buy contracts of $60.7 million in Swedish kronor, $10.4 million in Australian dollars, $4.1 million in other currencies, and net sell contracts of $23.9 million in euros, $8.2 million in Canadian dollars, $5.4 million in British Pounds and $4.6 million in other currencies. At December 31, 2005, Snap-on had $38.4 million of net foreign exchange forward buy contacts outstanding comprised of net buy contracts of $50.6 million in Swedish kronor, $3.3 million in Australian dollars and $3.0 million in other currencies, and net sell contracts of $8.4 million in euros, $5.6 million in Singapore dollars and $4.5 million in other currencies.

The majority of Snap-on’s forward exchange contracts are not designated as hedges under SFAS No. 133. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings.

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense. For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest Expense” on the accompanying Consolidated Statements of Earnings. For cash flow hedges, the effective portion of the change in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss),” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to interest expense. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $50 million at both September 30, 2006, and December 31, 2005.

Changes in the fair value of derivative financial instruments qualifying for hedge accounting are reflected as derivative assets or liabilities with the corresponding gains or losses reflected in earnings in the period of change. An offsetting gain or loss is also reflected in earnings based upon the changes of the fair value of the debt instrument being hedged. For all fair value hedges qualifying for hedge accounting, the net accumulated derivative loss at September 30, 2006, was $2.0 million. At September 30, 2006, the maximum maturity date of any fair value hedge was five years. During the third quarter of 2006, cash flow hedge and fair value hedge ineffectiveness was not material.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Pension Plans

Snap-on’s net pension expense included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Service cost	$5.7	$5.5	$17.1	$16.3
Interest cost	11.8	11.3	35.3	33.8
Expected return on assets	(15.3)	(14.2)	(45.7)	(42.6)
Amortization of:
Actuarial loss	2.9	2.6	8.7	7.8
Prior service cost	0.3	0.4	0.9	1.2
Net transition asset	--	(0.1)	(0.1)	(0.3)

Net pension expense	$5.4	$5.5	$16.2	$16.2

Snap-on expects to make contributions to its foreign pension plans throughout 2006 of approximately $6 million. Snap-on is not required to make a contribution to its domestic pension plans in 2006. However, depending on market and other conditions, Snap-on may elect to make a discretionary cash contribution to its domestic pension plans in 2006.

12. Retiree Health Care

Snap-on’s net postretirement health care benefits expense included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Service cost	$0.1	$0.2	$0.4	$0.5
Interest cost	1.1	1.2	3.2	3.6
Amortization of unrecognized net gain	(0.3)	--	(0.9)	--
Amortization of prior service cost	(0.1)	--	(0.3)	--

Net postretirement expense	$0.8	$1.4	$2.4	$4.1

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

2001 Incentive Stock and Awards Plan, as Amended (“2001 Plan”)

The 2001 Plan, which was approved by shareholders in 2001 and amended and approved by shareholders in 2006, provides for the grant of stock options, stock appreciation rights, performance share awards and restricted stock awards. Stock options and restricted stock awards have also been issued to non-employee directors for their services as directors. As of September 30, 2006, the 2001 Plan has 4,151,446 shares available for future grants. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable.

The compensation cost for the 2001 Plan was $4.8 million and $11.7 million for the three and nine month periods ended September 30, 2006. The company recorded $0.5 million of income and $1.3 million of expense related to stock appreciation rights, performance share awards and restricted stock awards that were valued using the intrinsic method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for the three and nine month periods ended October 1, 2005. Cash received from option exercises under all share-based payment arrangements during the three and nine month periods ended September 30, 2006, was $28.3 million and $74.3 million as compared with $7.7 million and $19.4 million for the three and nine month periods ended October 1, 2005. The tax benefit realized from the exercise of the share-based payment arrangements were $2.9 million and $9.2 million for the three and nine month periods ended September 30, 2006, as compared with $0.7 million and $1.6 million for the three and nine month periods ended October 1, 2005.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Stock Options

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Except for grants to non-employee directors, which vest immediately, awards generally vest within two years of continuous service and have ten-year contractual terms from the date of grant. The stock option awards granted during the first nine months of 2006 vest in two annual increments beginning on the first anniversary following the grant date of the award.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the expected term of options granted (based on the period of time that options granted are expected to be outstanding). Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The following weighted-average assumptions were used in calculating the fair value of stock options granted during the nine month periods ended September 30, 2006, and the three and nine-month periods ended October 1, 2005, using the Black-Scholes option valuation model. No stock options were granted in the three month period ended September 30, 2006.

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Expected term of option (in years)	N/A	6.92	7.20	7.13
Expected volatility factor	N/A	29.53%	29.19%	30.16%
Expected dividend yield	N/A	3.29%	3.23%	3.40%
Risk-free interest rate	N/A	4.17%	4.59%	4.08%
N/A = Not applicable

A summary of stock option activity as of and for the nine month period ended September 30, 2006, is presented below:

	Shares (in millions)	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	5.0	$ 31.44
Granted	0.6	39.33
Exercised	(2.3)	30.32
Forfeited or expired	(0.1)	36.32

Outstanding at September 30, 2006	3.2	33.46	6.03	$ 35.7

Exercisable at September 30, 2006	2.4	32.12	4.93	29.3
(*) Weighted-average

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The weighted-average grant-date fair value of options granted during the nine month period ended September 30, 2006 was $10.57. The weighted-average grant-date fair value of options granted during the three and nine month periods ended October 1, 2005 was $9.00 and $8.69. The intrinsic value of options exercised during the nine month periods ended September 30, 2006, and October 1, 2005, was $23.8 million and $4.2 million. The fair value of stock options vested during the first nine month periods ended September 30, 2006, and October 1, 2005, was $3.8 million and $3.9 million.

As of September 30, 2006, there was $4.9 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2001 Plan. That cost is expected to be recognized as a charge to earnings over a weighted-average period of 1.2 years.

Performance Awards

Performance awards granted under the 2006 long-term incentive award plan are earned over a contractual term of three years. Vesting of the performance awards under the 2006 plan will be dependent upon performance relative to pre-defined goals for revenue growth and return on assets for the years 2006 through 2008. Based on Snap-on’s performance relative to these goals, the recipient can earn up to 100% of the performance awards. For performance achieved above a certain level, the recipient may earn cash awards in addition to the performance awards, not to exceed 50% of the number of performance awards initially granted. Cash awards related to the 2006 restricted performance shares represent the right to receive cash of $39.35 per unit, which was the fair market value of the performance awards at the date of grant.

Performance awards granted under the 2005 long-term incentive award plan are earned over a contractual term of three years. Vesting of the performance awards will be dependent upon performance relative to pre-defined goals for revenue growth and return on assets for the years 2005 through 2007. Based on Snap-on’s performance relative to these goals, the recipient can earn up to 100% of the performance awards with an equal number of cash units that represent the right to receive cash of $31.73 per unit. For performance achieved above a certain level, the recipient may earn additional cash units, not to exceed 100% of the number of performance awards initially awarded. The additional cash units also represent the right to receive cash of $31.73 per unit, which was the fair market value of the performance awards at the date of grant.

The fair value of each performance award is estimated on the date of grant using the Black-Scholes option valuation model. The company uses the vesting period of the performance awards as the expected term of options granted. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the performance award. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the length of time corresponding to the expected term of the performance award. The following weighted-average assumptions were used in calculating the fair value of performance awards granted during the nine month periods ended September 30, 2006, and October 1, 2005, using the Black-Scholes option valuation model. No performance awards were granted in the three month periods ended September 30, 2006, and October 1, 2005.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended
	September 30, 2006	October 1, 2005
Expected term of performance award (in years)	3.0	3.0
Expected volatility factor	20.54%	25.37%
Expected dividend yield	3.23%	3.40%
Risk-free interest rate	4.67%	3.91%

The weighted-average grant-date fair value of performance awards granted during the nine month period ended September 30, 2006, was $35.74 and $28.69 for the nine month period ended October 1, 2005. As performance share awards vest only at the end of the performance-award period, no shares vested or were exercised during the three and nine month periods ended September 30, 2006, or October 1, 2005.

A summary of the status of the company’s non-vested performance share awards as of September 30, 2006, and changes during the nine month period ended September 30, 2006, is as follows:

	Shares (in millions)	Grant-Date Fair Value (*)
Non-vested performance awards at December 31, 2005	0.1	$28.69
Granted	0.3	35.74
Vested	--	--
Forfeited or expired	--	--

Non-vested performance awards at September 30, 2006	0.4	33.54

(*) Weighted-average

As of September 30, 2006, there was $7.5 million of unrecognized compensation cost related to non-vested performance share awards granted under the 2001 Plan. That cost is expected to be recognized as a charge to earnings over a weighted-average period of 2.1 years.

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

The fair value of each SAR is remeasured each reporting period using the Black-Scholes option valuation model. The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the stock appreciation right. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the SARs. The following weighted-average assumptions were used in calculating the fair value of SARs granted during the nine month periods ended September 30, 2006, and October 1, 2005, using the Black-Scholes option valuation model. No SARs were granted in the three month periods ended September 30, 2006, and October 1, 2005.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended
	September 30, 2006	October 1, 2005
Expected term of SARs (in years)	6.57	3.95
Expected volatility factor	27.43%	22.19%
Expected dividend yield	3.21%	3.21%
Risk-free interest rate	4.59%	4.62%

The total intrinsic value of SARs exercised during the three and nine month periods ended September 30, 2006, was $0.2 million and $1.6 million, and $0.4 million and $1.1 million during the three and nine month periods ended October 1, 2005. The total fair value of SARs vested during the nine month period ended September 30, 2006, was $0.9 million, and $1.2 million during the nine month period ended October 1, 2005.

A summary of the status of the company’s non-vested SARs as of September 30, 2006, and changes during the nine month period ended September 30, 2006, is as follows:

	Shares (in millions)	Fair Value (*)
Non-vested SARs at December 31, 2005	--	$--
Granted	0.1	12.83
Vested	--	--
Forfeited or expired	--	--

Non-vested SARs at September 30, 2006	0.1	12.85

(*) Weighted-average

As of September 30, 2006, there was $1.1 million of unrecognized compensation cost related to non-vested SARs granted under the 2001 Plan. That cost is expected to be recognized as a charge to earnings over a weighted-average period of 1.5 years.

Restricted Stock Awards

The company granted 17,613 restricted stock awards to members of the Board of Directors during the second quarter ended July 1, 2006; no restricted stock awards were granted during the third quarter ended September 30, 2006. No restricted stock awards were granted during the three and nine month periods ended October 1, 2005. All restrictions will lapse upon the recipient’s retirement from the Board of Directors, death or a change in control.

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

Fair Value Disclosures – Prior to Adoption of SFAS No. 123(R)

Prior to January 1, 2006, the company accounted for its share-based instruments under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. No stock-based employee compensation costs related to stock options were recognized prior to 2006. The following table illustrates the effect on net earnings and earnings per share for the three and nine month periods ended October 1, 2005, as if Snap-on had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation using the Black-Scholes option valuation model:

	October 1, 2005
(Amounts in millions, except per share data)	Three Months Ended	Nine Months Ended
Net earnings, as reported	$21.0	$65.5
Adjustments to net earnings, as reported:
Stock-based employee compensation expense (income) included in reported net
income, net of related tax effects	(0.5)	1.3
Total stock-based employee compensation expense determined under fair value
based method for all awards, net of related tax effects	(0.6)	(3.4)

Pro forma net earnings	$19.9	$63.4

Net earnings per share - basic:
As reported	$0.36	$1.13
Pro forma	0.34	1.10
Net earnings per share - diluted:
As reported	$0.36	$1.12
Pro forma	0.34	1.09

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Weighted-average common shares outstanding	58,184,570	57,893,182	58,197,865	57,808,629
Dilutive effect of employee stock options	596,071	724,634	879,213	599,871

Weighted-average common shares outstanding, assuming dilution	58,780,641	58,617,816	59,077,078	58,408,500

The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Options to purchase 23,000 shares and 607,692 shares of Snap-on common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 2006, and October 1, 2005, as the exercise prices of the options were greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive. Options to purchase 23,000 shares and 1,132,390 shares of Snap-on common stock were not included in the computation of diluted earnings per share for the nine months ended September 30, 2006, and October 1, 2005, as the exercise prices of the options were greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

15. Comprehensive Income

Total comprehensive income for the three and nine month periods ended September 30, 2006, and October 1, 2005, was as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net earnings	$28.2	$21.0	$62.1	$65.5
Foreign currency translation	10.4	2.3	48.5	(84.6)
Minimum pension liability	(0.3)	--	(0.3)	--
Change in fair value of derivative
instruments, net of tax	0.2	(0.2)	--	(0.7)

Total comprehensive income	$38.5	$23.1	$110.3	$(19.8)

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

16. Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its reserve requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience. The following summarizes Snap-on’s product warranty accrual activity for the three and nine month periods ended September 30, 2006, and October 1, 2005:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Warranty reserve:
Beginning of period	$18.7	$16.6	$16.8	$15.7
Additions	3.1	4.0	12.3	10.2
Usage	(4.2)	(3.8)	(11.5)	(9.1)

End of period	$17.6	$16.8	$17.6	$16.8

On May 16, 2006, Snap-on disclosed that it had reached an agreement to settle certain legal matters related to certain then current and former franchisees on a class basis. The settlement contains provisions that allow Snap-on to terminate the settlement agreement if more than a specified percentage of certain franchisees elect to opt out of the class; based on the level of opt outs as of the date of this Form 10-Q, those percentages will not be exceeded. The terms of the settlement are subject to final court approval, as well as other usual and customary conditions. The court’s review and possible final approval of the proposed settlement, absent any appeal, are expected to occur in the fourth quarter of 2006. In connection with the resolution of this matter, Snap-on expects to pay an estimated $38.0 million to the claimants, including attorneys’ fees, costs and expenses. This amount is subject to change depending on the actual number of claimants and the funds paid out as a result of the payment formulas included in the agreement.

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

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on evaluates the performance of its operating segments based on segment revenues and operating earnings. For the Snap-on Tools, Commercial and Industrial, and Diagnostics and Information Groups, segment net sales include both external and intersegment net sales. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Segment operating results for the Snap-on Tools Group for the nine month period ended September 30, 2006, includes the impact of the $38.0 million estimated charge recorded in the second quarter of 2006 for the resolution of the pending litigation settlement. See Note 16 for further discussion of the pending litigation settlement. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Intersegment amounts are eliminated to arrive at consolidated financial results.

Neither Snap-on nor any of its segments, except Financial Services, depend on any single customer, small group of customers or government for more than 10% of its revenues. As a result of SOC’s relationship with CIT, Snap-on’s Financial Services business segment depends on CIT for more than 10% of its revenues. See Note 6 for further discussion of SOC.

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial data by segment was as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales:
Snap-on Tools Group	$243.9	$244.8	$763.4	$761.2
Commercial and Industrial Group	287.0	262.4	874.2	851.0
Diagnostics and Information Group	131.7	100.4	379.8	332.0

Segment net sales	662.6	607.6	2,017.4	1,944.2
Intersegment eliminations	(63.1)	(53.5)	(200.0)	(199.0)

Total net sales	$599.5	$554.1	$1,817.4	$1,745.2
Financial services revenue	11.3	13.1	34.2	43.4

Total revenues	$610.8	$567.2	$1,851.6	$1,788.6

Operating earnings:
Snap-on Tools Group	$15.7	$20.1	$22.4	$61.6
Commercial and Industrial Group	23.3	17.8	74.0	46.7
Diagnostics and Information Group	16.5	11.8	40.6	34.8
Financial Services	3.0	3.6	8.0	12.9

Segment operating earnings	58.5	53.3	145.0	156.0
Corporate	(12.3)	(10.5)	(39.3)	(31.6)

Operating earnings	$46.2	$42.8	$105.7	$124.4
Interest expense	(4.5)	(5.6)	(13.6)	(17.1)
Other income (expense) - net	1.3	(0.5)	0.4	(2.2)

Earnings before income taxes	$43.0	$36.7	$92.5	$105.1

	September 30,	December 31,
(Amounts in millions)	2006	2005
Assets:
Snap-on Tools Group	$419.7	$415.9
Commercial and Industrial Group	963.9	916.3
Diagnostics and Information Group	226.9	195.4
Financial Services	149.3	149.0

Total assets from reportable segments	$1,759.8	$1,676.6

Corporate	438.2	362.0
Elimination of intersegment receivables	(28.5)	(30.2)

Total assets	$2,169.5	$2,008.4

SNAP-ON INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

18. Subsequent Event

On October 23, 2006, the company announced that it had signed a definitive agreement to acquire ProQuest Business Solutions from ProQuest Company (NYSE: PQE) for approximately $480 million in cash plus the assumption of $19 million of debt. ProQuest Business Solutions is a world leader of automotive parts and service information that are used by over 33,000 dealerships worldwide. ProQuest Business Solutions had sales of approximately $182 million during the year ended December 31, 2005. The transaction is subject to customary closing conditions, which are set forth in the definitive agreement included with the company’s Form 8-K filing dated October 23, 2006, and regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction is expected to close by the end of November 2006 and is not subject to any financing conditions. Subject to certain exceptions, either party may terminate the agreement if it does not close by December 28, 2006.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement:

Statements in this document that are not historical facts, including statements (i) that include the words “expects,”“plans,” “targets,” “estimates,” “believes,”“anticipates,” or similar words that reference Snap-on or its management; (ii) specifically identified as forward-looking; or (iii) describing Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, as well as the risk factors discussed in Snap-on’s Form 10-K filing dated February 21, 2006, its Form 10-Q filing dated July 26, 2006, and in its Form 8-K filing dated July 27, 2005, all of which are incorporated herein by reference, and Snap-on’s and ProQuest Company’s ability to complete all conditions to the closing of Snap-on’s acquisition of ProQuest Business Solutions, including receipt of all regulatory approvals, and Snap-on’s ability to successfully integrate the ProQuest Business Solutions business, could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.

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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Highlights of Snap-on’s results of operations for the third quarters of fiscal 2006 and fiscal 2005 are as follows:

	Three Months Ended
(Amounts in millions)	September 30, 2006		October 1, 2005		Increase / (Decrease)
Net sales	$599.5	100.0%	$554.1	100.0%	$45.4	8.2%
Cost of goods sold	339.3	56.6%	306.9	55.4%	32.4	10.6%

Gross profit	260.2	43.4%	247.2	44.6%	13.0	5.3%
Financial services revenue	11.3	100.0%	13.1	100.0%	(1.8)	-13.7%
Financial services expenses	8.3	73.5%	9.5	72.5%	(1.2)	-12.6%

Operating income from financial services	3.0	26.5%	3.6	27.5%	(0.6)	-16.7%
Operating expenses	217.0	36.2%	208.0	37.5%	9.0	4.3%

Operating earnings	46.2	7.6%	42.8	7.5%	3.4	7.9%
Interest expense	4.5	0.7%	5.6	0.9%	(1.1)	-19.6%
Other (income) expense - net	(1.3)	-0.1%	0.5	0.1%	1.8	NM

Earnings before income taxes	43.0	7.0%	36.7	6.5%	6.3	17.2%
Income tax expense	14.8	2.4%	15.7	2.8%	(0.9)	-5.7%

Net earnings	$28.2	4.6%	$21.0	3.7%	$7.2	34.3%

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

Net sales in the third quarter of 2006 increased $45.4 million or 8.2% from prior-year levels primarily due to higher sales in the original equipment manufacturer (“OEM”) equipment solutions business, growth in emerging markets, higher sales of equipment, and increased sales to U.S. industrial customers. Favorable currency translation contributed $8.8 million to the year-over-year sales increase.

Gross profit was $260.2 million, or 43.4% of net sales, in the third quarter of 2006, as compared to $247.2 million, or 44.6% of net sales, in the third quarter of 2005. Gross profit in 2006 increased $13.0 million from prior-year levels as benefits from increased sales and higher selling prices, as well as benefits from efficiency and productivity initiatives of $10.5 million, were partially offset by a shift in product mix that included higher sales in the OEM equipment solutions business. Gross profit in 2006 was also impacted by higher year-over-year production and material costs of $5.9 million and higher restructuring costs of $1.4 million. Restructuring costs included in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings were $2.2 million in the third quarter of 2006, as compared to $0.8 million in the comparable prior-year period. Favorable currency translation contributed $3.3 million to the year-over-year increase in gross profit.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financial services operating income was $3.0 million on $11.3 million of revenue in the third quarter of 2006, as compared with $3.6 million of operating income on $13.1 million of revenue in 2005. The decrease in operating income primarily reflects the impact of lower net interest spreads and lower originations.

Operating expenses in the third quarter of 2006 were $217.0 million, up $9.0 million as compared to $208.0 million in the third quarter of 2005. As a percentage of net sales, operating expenses improved from 37.5% in 2005 to 36.2% in 2006. The 130 basis point improvement (100 basis points equals 1.0 percent) in year-over-year operating expenses includes benefits from efficiency and productivity initiatives of $8.2 million, and lower pension, health care and other costs of $1.4 million. These improvements in operating expenses were partially offset by $9.7 million of higher stock-based and performance-based incentive compensation, including $1.4 million in costs associated with the company’s January 1, 2006, adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” on a prospective basis. Operating expenses in 2006 also included $6.1 million in higher costs related to the company’s strategic growth initiatives and $2.7 million of unfavorable currency translation. Restructuring costs included in “Operating expenses” were $2.1 million in the third quarter of 2006, including $1.7 million related to the company’s strategic growth initiatives, as compared to $3.1 million in the prior-year period. See Note 13 for additional information on the company’s adoption of SFAS No. 123(R).

Interest expense of $4.5 million in the third quarter of 2006 was $1.1 million lower than prior year due to lower average debt levels, including the October 3, 2005 repayment of $100 million of unsecured 6.625% notes.

Other (income) expense – net was income of $1.3 million in the third quarter of 2006, as compared to an expense of $0.5 million in the prior year. This line item includes the impact of all non-operating items such as interest income, hedging and currency exchange rate transaction gains and losses, minority interest and other miscellaneous non-operating items. The year-over-year change in other (income) expense — net primarily reflects the impact of higher interest income and foreign exchange gains. Minority interest expense was $0.9 million in the third quarter of 2006 as compared to $0.7 million in the prior year.

Snap-on’s effective tax rate was 34.5% in the third quarter of 2006 as compared with 42.8% in the third quarter of 2005. The effective tax rate of 42.8% in 2005 includes a $2.8 million charge ($0.05 per diluted share) related to the planned repatriation of accumulated foreign earnings under the American Jobs Creation Act (the “AJCA”). In accordance with the AJCA, Snap-on planned to repatriate approximately $75 million of qualifying dividends in the second half of 2005, of which $57 million was repatriated as of the end of September 2005. See Note 7 for further discussion of income taxes.

Net earnings in the third quarter of 2006 were $28.2 million as compared with net earnings of $21.0 million in 2005. Diluted earnings per share in the third quarter of 2006 were $0.48 as compared with prior-year diluted earnings of $0.36 per share.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Highlights of Snap-on’s results of operations for the first nine months of fiscal 2006 and fiscal 2005 are as follows:

	Nine Months Ended
(Amounts in millions)	September 30, 2006		October 1, 2005		Increase / (Decrease)
Net sales	$1,817.4	100.0%	$1,745.2	100.0%	$72.2	4.1%
Cost of goods sold	1,015.9	55.9%	972.5	55.7%	43.4	4.5%

Gross profit	801.5	44.1%	772.7	44.3%	28.8	3.7%
Financial services revenue	34.2	100.0%	43.4	100.0%	(9.2)	-21.2%
Financial services expenses	26.2	76.6%	30.5	70.3%	(4.3)	-14.1%

Operating income from financial services	8.0	23.4%	12.9	29.7%	(4.9)	-38.0%
Operating expenses:
Selling, general and administrative	665.8	36.6%	661.2	37.9%	4.6	0.7%
Litigation settlement	38.0	2.1%	--	--	38.0	NM

Total operating expenses	703.8	38.7%	661.2	37.9%	42.6	6.4%

Operating earnings	105.7	5.7%	124.4	7.0%	(18.7)	-15.0%
Interest expense	13.6	0.7%	17.1	1.0%	(3.5)	-20.5%
Other (income) expense - net	(0.4)	--	2.2	0.1%	2.6	NM

Earnings before income taxes	92.5	5.0%	105.1	5.9%	(12.6)	-12.0%
Income tax expense	30.4	1.6%	39.6	2.2%	(9.2)	-23.2%

Net earnings	$62.1	3.4%	$65.5	3.7%	$(3.4)	-5.2%

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

Net sales in the first nine months of 2006 increased $72.2 million, or 4.1%, from prior-year levels. The increase in net sales primarily includes higher sales in the OEM equipment solutions business, increased sales to commercial and industrial channels, and growth in emerging markets. These increases in net sales were partially offset by $4.6 million of unfavorable currency translation.

Gross profit was $801.5 million, or 44.1% of net sales, in the first nine months of 2006, as compared to $772.7 million, or 44.3% of net sales, in 2005. The $28.8 million increase in year-over-year gross profit primarily reflects benefits from the increased sales and higher pricing, as well as benefits from lower costs, including benefits from efficiency, productivity and cost reduction initiatives of $23.6 million. These increases in gross profit were partially offset by higher production and material costs of $15.7 million and unfavorable currency translation of $2.0 million. Restructuring costs included in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings were $5.9 million in 2006, as compared to $2.8 million in the prior-year period. Financial services operating income was $8.0 million on $34.2 million of revenue in the first nine months of 2006, as compared with $12.9 million of operating income on $43.4 million of revenue in 2005. The decrease in operating income reflects the impact of lower net interest spreads, partially offset by higher originations.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating expenses in the first nine months of 2006 were $703.8 million, as compared to $661.2 million in the prior-year period. The $42.6 million increase in year-over-year operating expenses is primarily due to the recording of a $38.0 million estimated charge in the second quarter of 2006 related to the resolution of a pending litigation settlement. See Note 16 for information on the pending litigation settlement. Operating expenses in 2006 also included $19.2 million of higher stock-based and performance-based incentive compensation, including $5.2 million in costs associated with the company’s January 1, 2006, adoption of SFAS No. 123(R), and $17.3 million in higher year-over-year costs related to the company’s strategic growth initiatives. These increases in operating expenses were partially offset by benefits from efficiency and productivity initiatives of $14.6 million, as well as the absence of $3.0 million of costs incurred in the first quarter of 2005 to terminate a supplier relationship. Restructuring costs included in “Operating expenses” were $9.2 million in the first nine months of 2006, including $1.7 million related to the company’s strategic growth initiatives, as compared to $14.8 million in the prior-year period. See Note 13 for additional information on the company’s adoption of SFAS No. 123(R).

Interest expense of $13.6 million in the first nine months of 2006 was $3.5 million lower than prior year due to lower average debt levels, including the October 3, 2005, repayment of $100 million of unsecured 6.625% notes.

Other (income) expense – net was income of $0.4 million in the first nine months of 2006, as compared to an expense of $2.2 million in the prior year. The year-over-year change in other (income) expense – net is primarily due to $2.3 million of higher interest income. Minority interest expense for the first nine months of 2006 was $2.6 million as compared to $2.9 million in the comparable prior-year period.

Snap-on’s effective tax rate was 32.9% in the first nine months of 2006, as compared with 37.7% in the prior year. The lower effective tax rate in 2006 primarily reflects the mix of U.S. and non-U.S. earnings, including the impact of the $38.0 million pretax litigation settlement charge recorded in the second quarter of 2006, which was tax effected at a higher U.S. tax rate. The higher effective tax rate in 2005 includes a $2.8 million charge related to the planned repatriation of accumulated foreign earnings under the AJCA.

Net earnings in the first nine months of 2006 were $62.1 million, including a $23.4 million after-tax charge ($38.0 million pretax or $0.40 per diluted share) related to the resolution of the pending litigation settlement, as compared with net earnings of $65.5 million in the comparable prior-year period. Diluted earnings per share in the first nine months of 2006 of $1.05 included a charge of $0.40 per share related to the resolution of the pending litigation settlement. This compares with diluted earnings per share of $1.12 in the comparable prior-year period.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Exit and Disposal Activities

For a discussion of Snap-on’s exit and disposal activities, see Note 8.

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance.   In the first quarter of 2006, the company changed the name of the Snap-on Dealer Group segment to the Snap-on Tools Group. The organization structure used by management has not changed and the segment name change did not impact previously disclosed segment net sales, operating earnings, identifiable assets or other amounts or disclosures. Snap-on’s reportable business segments include: (i) the Snap-on Tools Group; (ii) the Commercial and Industrial Group; (iii) the Diagnostics and Information Group; and (iv) Financial Services. The Snap-on Tools Group consists of Snap-on’s business operations serving the worldwide franchise van channel. The Commercial and Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchised distribution channels. The Diagnostics and Information Group consists of the business operations providing diagnostics equipment, vehicle-service information, business management systems, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services consists of the business operations of Snap-on Credit LLC (“SOC”) a consolidated, 50%-owned joint venture with the CIT Group, Inc., and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has franchisee operations.

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

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	September 30, 2006		October 1, 2005		Increase / (Decrease)
Segment net sales	$243.9	100.0%	$244.8	100.0%	$(0.9)	-0.4%
Cost of goods sold	136.7	56.0%	135.7	55.4%	1.0	0.7%

Gross profit	107.2	44.0%	109.1	44.6%	(1.9)	-1.7%
Operating expenses	91.5	37.6%	89.0	36.4%	2.5	2.8%

Segment operating earnings	$15.7	6.4%	$20.1	8.2%	$(4.4)	-21.9%

Segment net sales in the third quarter of 2006 decreased $0.9 million from prior-year levels due to lower sales of $2.5 million partially offset by $1.6 million of favorable currency translation. A 2.1% increase in international sales, largely driven by sales growth in the U.K. and favorable currency translation, was more than offset by a 1.0% decline in North American sales. In the United States, a 3.9% year-over-year decline in the average number of franchisees during the quarter was partially offset by a 2.0% increase in average sales per franchisee. The company believes the increase in average sales per franchisee is a result of the strategic initiatives being implemented to improve the franchise system. The company anticipates that the decline in the average number of franchisees will moderate over the next several quarters.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Segment gross profit for the third quarter of 2006 was $107.2 million, down $1.9 million from prior-year levels. The decline in year-over-year gross profit primarily reflects the lower sales volume and the impact of a less favorable mix, and $3.4 million of higher production and material costs. These declines in gross profit were partially offset by $6.1 million of benefits from efficiency and productivity initiatives. Operating expenses increased $2.5 million in 2006 primarily due to $5.5 million of higher planned spending to support strategic supply chain and franchise system initiatives, including $1.7 million of restructuring-related costs. These increases in operating expenses were partially offset by $2.5 million of benefits from cost reduction initiatives, and lower pension, health care and other costs. As a result of these factors, segment operating earnings in the third quarter of 2006 declined $4.4 million from prior-year levels.

	Nine Months Ended
(Amounts in millions)	September 30, 2006		October 1, 2005		Increase / (Decrease)
Segment net sales	$763.4	100.0%	$761.2	100.0%	$2.2	0.3%
Cost of goods sold	422.8	55.4%	418.5	55.0%	4.3	1.0%

Gross profit	340.6	44.6%	342.7	45.0%	(2.1)	-0.6%
Operating expenses:
Selling, general and administrative	280.2	36.7%	281.1	36.9%	(0.9)	-0.3%
Litigation settlement	38.0	5.0%	--	--	38.0	NM

Total operating expenses	318.2	41.7%	281.1	36.9%	37.1	13.2%

Segment operating earnings	$22.4	2.9%	$61.6	8.1%	$(39.2)	-63.6%

Segment net sales in the first nine months of 2006 increased $2.2 million from prior-year levels reflecting higher sales of $2.9 million partially offset by $0.7 million of unfavorable currency translation. Sales in North America were up slightly year over year, while international sales increases were more than offset by unfavorable currency translation.

Segment gross profit for the first nine months of 2006 was $340.6 million, down slightly from $342.7 million in the prior year. The $2.1 million decline in year-over-year gross profit primarily reflects higher production, material and other costs, partially offset by higher sales volume and selling prices, and lower costs of $11.4 million from efficiency and productivity initiatives. Operating expenses in 2006 were $318.2 million, up $37.1 million from prior-year levels, primarily due to the $38.0 million estimated charge recorded in the second quarter of 2006 for the resolution of a pending litigation settlement. Operating expenses also increased due to higher costs of $11.1 million, including $1.7 million of restructuring-related costs, to support strategic supply chain and franchise system initiatives. These increases in operating expenses were largely offset by $5.5 million of benefits from cost reduction initiatives and the absence of $3.0 million of costs incurred in the first quarter of 2005 to terminate a supplier relationship. As a result of these factors, segment operating earnings for the first nine months of 2006 declined $39.2 million from prior-year levels.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Commercial and Industrial Group

	Three Months Ended
(Amounts in millions)	September 30, 2006		October 1, 2005		Increase / (Decrease)
External net sales	$254.4	88.6%	$237.9	90.7%	$16.5	6.9%
Intersegment net sales	32.6	11.4%	24.5	9.3%	8.1	33.1%

Segment net sales	287.0	100.0%	262.4	100.0%	24.6	9.4%
Cost of goods sold	183.5	63.9%	167.8	63.9%	15.7	9.4%

Gross profit	103.5	36.1%	94.6	36.1%	8.9	9.4%
Operating expenses	80.2	28.0%	76.8	29.3%	3.4	4.4%

Segment operating earnings	$23.3	8.1%	$17.8	6.8%	$5.5	30.9%

In the third quarter of 2006, segment net sales increased $24.6 million, or 9.4%, from prior-year levels primarily due to growth in emerging markets, higher worldwide sales of under-car equipment products, increased sales to U.S. industrial customers, and higher sales of power tools in the United States. Currency translation contributed $6.1 million to the sales increase.

Segment gross profit for the third quarter of 2006 was $103.5 million, up $8.9 million over prior-year levels. The improvement in gross profit primarily reflects benefits from increased sales and higher pricing, savings of $3.3 million from ongoing cost reduction, including benefits from prior restructuring actions and strategic efforts to increase production and sourced materials from lower-cost regions and facilities, and favorable currency translation of $2.2 million. These improvements in gross profit were partially offset by manufacturing cost increases of $1.9 million and higher restructuring costs of $1.4 million. In the third quarter of 2006, operating expenses of $80.2 million improved 130 basis points as a percentage of segment sales from 2005 levels. The $3.4 million increase in operating expenses primarily includes higher volume-related expenses, $1.4 million of increased strategic spending to expand Snap-on’s sales, distribution and manufacturing presence in emerging markets and lower-cost regions, and $1.8 million of unfavorable currency translation. These increases in operating expenses were partially offset by $1.8 million of savings from ongoing cost reduction and continuous improvement actions. As a result of these factors, segment operating earnings in the third quarter of 2006 improved $5.5 million, or 30.9%, as compared with the prior year.

	Nine Months Ended
(Amounts in millions)	September 30, 2006		October 1, 2005		Increase / (Decrease)
External net sales	$770.2	88.1%	$754.7	88.7%	$15.5	2.1%
Intersegment net sales	104.0	11.9%	96.3	11.3%	7.7	8.0%

Segment net sales	874.2	100.0%	851.0	100.0%	23.2	2.7%
Cost of goods sold	555.1	63.5%	556.6	65.4%	(1.5)	-0.3%

Gross profit	319.1	36.5%	294.4	34.6%	24.7	8.5%
Operating expenses	245.1	28.0%	247.7	29.1%	(2.6)	-1.0%

Segment operating earnings	$74.0	8.5%	$46.7	5.5%	$27.3	58.5%

Segment net sales in the first nine months of 2006 increased $23.2 million from prior-year levels due to $26.8 million of higher sales partially offset by $3.6 million of unfavorable currency translation. The $26.8 million sales increase primarily reflects growth in emerging markets and increased sales of tools for U.S. commercial and industrial applications.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Segment gross profit for the first nine months of 2006 was $319.1 million, up $24.7 million, or 190 basis points as a percentage of segment sales, over prior-year levels. The improvement in year-over-year gross profit primarily reflects benefits from increased sales of higher margin products and improved pricing, as well as $11.3 million of savings from productivity and efficiency initiatives, including strategic efforts to increase production and sourced materials from lower-cost regions and facilities. These improvements in gross profit were partially offset by $3.8 million of higher material and production costs, $2.0 million of unfavorable currency translation, and $1.8 million of higher restructuring costs. Operating expenses decreased $2.6 million or 110 basis points as a percentage of segment sales. The decrease in operating expenses primarily includes $6.5 million of benefits from efficiency and productivity initiatives, $3.2 million of lower restructuring costs, and $1.4 million of favorable currency translation. These improvements in operating expenses were partially offset by higher planned volume-related expenses and $5.1 million of higher spending to support the expansion of our sales and manufacturing presence in emerging growth markets and lower-cost regions. As a result of these factors, segment operating earnings in the first nine months of 2006 increased $27.3 million as compared with the prior year.

Diagnostics and Information Group

	Three Months Ended
(Amounts in millions)	September 30, 2006		October 1, 2005		Increase / (Decrease)
External net sales	$101.2	76.8%	$71.4	71.1%	$29.8	41.7%
Intersegment net sales	30.5	23.2%	29.0	28.9%	1.5	5.2%

Segment net sales	131.7	100.0%	100.4	100.0%	31.3	31.2%
Cost of goods sold	82.2	62.4%	56.9	56.7%	25.3	44.4%

Gross profit	49.5	37.6%	43.5	43.3%	6.0	13.8%
Operating expenses	33.0	25.1%	31.7	31.5%	1.3	4.1%

Segment operating earnings	$16.5	12.5%	$11.8	11.8%	$4.7	39.8%

Segment net sales in the third quarter of 2006 increased $31.3 million, or 31.2%, from prior-year levels largely due to higher sales in the OEM equipment solutions business and increased sales of handheld diagnostics and information products.

Segment gross profit of $49.5 million for the third quarter of 2006 increased $6.0 million from prior-year levels primarily driven by higher sales and $1.2 million of savings from improved productivity and previous cost reduction initiatives, partially offset by a shift in product mix that included higher sales (and lower relative gross margin) in the OEM equipment solutions business. Operating expenses of $33.0 million in 2006 increased slightly from prior-year levels primarily due to higher volume-related expenses and $0.9 million of increased spending to support strategic growth initiatives. As a result of these factors, segment operating earnings in the third quarter of 2006 increased $4.7 million as compared with the prior year.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Nine Months Ended
(Amounts in millions)	September 30, 2006		October 1, 2005		Increase / (Decrease)
External net sales	$283.8	74.7%	$229.3	69.1%	$54.5	23.8%
Intersegment net sales	96.0	25.3%	102.7	30.9%	(6.7)	-6.5%

Segment net sales	379.8	100.0%	332.0	100.0%	47.8	14.4%
Cost of goods sold	238.0	62.7%	196.4	59.2%	41.6	21.2%

Gross profit	141.8	37.3%	135.6	40.8%	6.2	4.6%
Operating expenses	101.2	26.6%	100.8	30.3%	0.4	0.4%

Segment operating earnings	$40.6	10.7%	$34.8	10.5%	$5.8	16.7%

Segment net sales in the first nine months of 2006 increased $47.8 million, or 14.4%, from prior-year levels largely due to higher sales in the OEM equipment solutions business and increased sales of information products.

Segment gross profit for the first nine months of 2006 increased $6.2 million from prior-year levels as benefits from the higher sales and lower costs, including $2.2 million of benefits from efficiency and productivity initiatives, were partially offset by $1.4 million of higher restructuring costs. Operating expenses increased $0.4 million primarily due to $2.8 million of higher spending to support strategic growth initiatives, partially offset by $1.8 million of benefits from efficiency and productivity initiatives. As a result of these factors, segment operating earnings in the first nine months of 2006 increased $5.8 million as compared with the prior year.

Financial Services

	Three Months Ended
(Amounts in millions)	September 30, 2006		October 1, 2005		Increase / (Decrease)
Financial services revenue	$11.3	100.0%	$13.1	100.0%	$(1.8)	-13.7%
Financial services expenses	8.3	73.5%	9.5	72.5%	(1.2)	-12.6%

Segment operating income	$3.0	26.5%	$3.6	27.5%	$(0.6)	-16.7%

Operating income was $3.0 million on $11.3 million of revenue in the third quarter of 2006, as compared with $3.6 million of operating income on $13.1 million of revenue in the third quarter of 2005. The decrease in operating income primarily reflects the impact of lower net interest spreads and a 1.3% decline in year-over-year originations.

	Nine Months Ended
(Amounts in millions)	September 30, 2006		October 1, 2005		Increase / (Decrease)
Financial services revenue	$34.2	100.0%	$43.4	100.0%	$(9.2)	-21.2%
Financial services expenses	26.2	76.6%	30.5	70.3%	(4.3)	-14.1%

Segment operating income	$8.0	23.4%	$12.9	29.7%	$(4.9)	-38.0%

Operating income was $8.0 million on $34.2 million of revenue in the first nine months of 2006, as compared with $12.9 million of operating income on $43.4 million of revenue in the first nine months of 2005. The decrease in operating income primarily reflects the impact of lower net interest spreads, partially offset by a 4.1% increase in year-over-year originations.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate

Snap-on’s general corporate expenses were $12.3 million in the third quarter of 2006, up from $10.5 million in the third quarter of 2005, primarily due to $6.4 million of increased stock-based and performance-based incentive compensation costs, including $1.4 million from the adoption of SFAS No. 123(R), partially offset by $3.8 million of benefits from cost reduction initiatives.

Snap-on’s general corporate expenses were $39.3 million in the first nine months of 2006, up from $31.6 million in the prior year, primarily due to $13.6 million of increased stock-based and performance-based incentive compensation, including $5.2 million from the adoption of SFAS No. 123(R). Increased expenses in 2006 also included $3.8 million of higher insurance and other costs. These increases in general corporate expenses were partially offset by $6.1 million of benefits from cost reduction initiatives.

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

Snap-on announced on October 23, 2006 (subsequent to its 2006 third-quarter end), that it had signed a definitive agreement to acquire ProQuest Business Solutions from ProQuest Company for approximately $480 million in cash plus the assumption of $19 million of debt. Snap-on intends to fund the transaction, which is expected to close by the end of November 2006, through a combination of $180 million of cash and $300 million of borrowings under the company’s exisiting credit facilities. Subsequent to the closing of Snap-on’s acquisition of ProQuest Business Solutions, Snap-on expects to access medium- and long-term debt markets, as appropriate, to refinance approximately $250 million of the acquisition indebtedness and, thus, replenish its short-term liquidity. Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs. See Note 18 for further discussion of Snap-on’s pending acquisition of ProQuest Business Solutions.

The following discussion focuses on information included in the accompanying Consolidated Balance Sheets.

Snap-on has been focused on improving asset utilization by making more effective use of its investment in certain working capital items. As of September 30, 2006, working capital (defined as current assets less current liabilities) of $611.8 million was up slightly from $566.8 million as of December 31, 2005 (fiscal 2005 year end). The company assesses operating performance and effectiveness relative to those components of working capital, particularly accounts receivable and inventories, that are more directly impacted by operational decisions. The following represents the company’s working capital position as of September 30, 2006, and December 31, 2005.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(Amounts in millions)	September 30, 2006	December 31, 2005
Cash and cash equivalents	$246.0	$170.4
Accounts receivable - net of allowances	502.4	485.9
Inventories	312.6	283.2
Other current assets	150.8	133.4

Total current assets	1,211.8	1,072.9

Accounts payable	(168.0)	(135.4)
Notes payable and current maturities of long-term debt	(17.7)	(24.8)
Other current liabilities	(414.3)	(345.9)

Total current liabilities	(600.0)	(506.1)

Total working capital	$611.8	$566.8

Accounts receivable at the end of the third quarter of 2006 was $502.4 million, up $16.5 million from year-end 2005 levels, largely reflecting the impact of higher sales and $15.2 million of currency translation. At the end of the third quarter of 2006, days sales outstanding was 75 days, slightly up from 74 days at December 31, 2005, but improved from 77 days as of the third quarter of 2005.

Inventories were $312.6 million at the end of the third quarter of 2006, up $29.4 million from year-end 2005 levels, including $10.2 million of currency translation. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) at September 30, 2006, of 4.2 turns were up slightly compared with 4.1 turns at year-end 2005 and up from 3.9 turns at the end of the third quarter of 2005. Inventories accounted for using the first-in, first-out (“FIFO”) method as of both September 30, 2006, and December 31, 2005, approximated 65% and 63% of total inventories. All other inventories are generally accounted for using the last-in, first-out (“LIFO”) cost method. The company’s LIFO reserve was $77.5 million at September 30, 2006, compared to $82.1 million at year-end 2005.

Notes payable to banks under uncommitted lines of credit were $5.3 million at September 30, 2006, and $20.9 million at December 31, 2005. Amounts payable by SOC to CIT to support SOC’s working capital requirements were $12.4 million at September 30, 2006, and $3.9 million at December 31, 2005. See Note 6 for further discussion of SOC.

At September 30, 2006, Snap-on had a $400 million multi-currency revolving credit facility that terminates on July 27, 2009. The $400 million multi-currency revolving credit facility’s financial covenant requires that Snap-on maintain a ratio of debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00. As of September 30, 2006, Snap-on believes that it was in compliance with all covenants of this revolving credit facility.

At September 30, 2006, Snap-on also had $20 million of unused committed bank lines of credit, of which $10 million expires on July 29, 2007, and $10 million expires on August 31, 2007. At September 30, 2006, Snap-on had approximately $420 million of unused available debt capacity under the terms of its revolving credit facility and committed bank lines of credit.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flows.

Cash flow provided from operating activities was $150.9 million in the first nine months of 2006 as compared to $116.7 million in the first nine months of 2005. Capital expenditures were $31.5 million in the first nine months of 2006 as compared with $27.8 million in the comparable prior-year period. Capital expenditures in 2006 mainly reflect efficiency and cost-reduction capital investments, including the installation of new production equipment and machine tooling to enhance manufacturing and distribution operations, as well as ongoing replacements of manufacturing and distribution equipment. In addition to equipment investments, the company has also acquired computer hardware to upgrade internal systems and enhance the company’s existing global Enterprise Resource Planning management information system. Snap-on anticipates full-year 2006 capital expenditures to be in a range of $45 million to $50 million, as compared to $40.1 million in 2005. Full-year depreciation and amortization expense is anticipated to be approximately $48 million to $51 million in 2006, as compared to $52.2 million in 2005.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. During the first nine months of 2006, Snap-on repurchased 2,066,618 shares of common stock for $83.7 million under its previously announced share repurchase programs, as compared to repurchases of 512,100 shares of common stock for $17.6 million in the first nine months of 2005. As of the end of the third quarter of 2006, Snap-on has remaining availability to repurchase up to an additional $154.5 million in common stock pursuant to the Board of Directors’ authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends paid were $47.7 million in the first nine months of 2006, as compared to $43.3 million in the first nine months of 2005. On August 4, 2006, the Board of Directors declared a dividend of $0.27 per share, payable September 11, 2006, to shareholders of record on August 21, 2006. The company expects the Board of Directors to declare the 2006 fourth quarter dividend in November 2006. The Board of Directors declared both the second- and third-quarter 2005 dividends in the second quarter, and declared the 2005 fourth quarter dividend in the third quarter of 2005.

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

Financial Services Revenue: In addition to its sales of tool, diagnostic, service and equipment solutions, Snap-on also generates revenue from various financing activities that include (i) loans to franchisees; and (ii) loans to the franchisees’ customer network and to Snap-on’s industrial and other customers for the purchase of tools and equipment on an extended-term payment plan. These financing programs are offered through SOC, and the company’s wholly owned international finance subsidiaries. Financial services revenue consists of SOC’s sales of originated contracts to CIT and service fee income, as well as installment contract revenue and franchisee loan receivable revenue derived from SOC and Snap-on’s wholly owned international finance operations. The decision to finance through Snap-on or another financing entity is solely at the election of the customer. When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay including financial condition, collateral, debt-serving capacity, past payment experience and credit bureau information. Contracts originated by SOC and subsequently sold to CIT are also subject to the underwriting approval of CIT.

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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OUTLOOK

Snap-on will continue to implement its 2006 strategic priorities, including its focus on product innovation, improving manufacturing costs and process effectiveness, growth initiatives in emerging markets, and its actions to further enhance value and service to Snap-on’s franchisees and customers. The completion of the ProQuest Business Solutions acquisition, which was announced on October 23, 2006, is expected to expand Snap-on’s solutions offering for global automotive OEM dealerships, create new customer relationships and product integration opportunities, and accelerate earnings and cash flow growth.

As previously announced, the costs to enhance field support and for other franchise system initiatives in the Snap-on Tools Group, are anticipated to be $5 million to $7 million in 2006, of which $4.5 million has been incurred to date. Snap-on continues to believe that the implementation of its other customer service and supply chain initiatives, along with new marketing programs, will require spending of $8 million to $10 million in 2006, of which $6.6 million has been incurred to date.

The company remains encouraged by the progress to date in the Commercial and Industrial and Diagnostics and Information segments. The Financial Services segment is expected to continue to be challenged by higher interest rates, and its operating results for full-year 2006 are expected to be lower than the results achieved a year ago. Based on these factors, Snap-on expects continued year-over-year earnings improvement in the fourth quarter of 2006.

On May 16, 2006, Snap-on disclosed that it had reached an agreement to settle certain legal matters related to certain then current and former franchisees on a class basis. The settlement contains provisions that allow Snap-on to terminate the settlement agreement if more than a specified percentage of certain franchisees elect to opt out of the class; based on the level of opt outs as of the date of this Form 10-Q, those percentages will not be exceeded. The terms of the settlement are subject to final court approval, as well as other usual and customary conditions. The court’s review and possible final approval of the proposed settlement, absent any appeal, are expected to occur in the fourth quarter of 2006. In connection with the resolution of this matter, Snap-on expects to pay an estimated $38.0 million to the claimants, including attorneys’ fees, costs and expenses. This amount is subject to change depending on the actual number of claimants and the funds paid out as a result of the payment formulas included in the agreement.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at September 30, 2006, was $0.5 million on interest rate-sensitive financial instruments and $0.1 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk: Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC loan originations with recourse provisions against Snap-on (primarily for franchisee van loans). At September 30, 2006, $19.9 million of loans originated by SOC have a recourse provision to Snap-on if the loans become more than 90 days past due. For additional information on SOC, see Note 6.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2006. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, Snap-on’s internal control over disclosure controls and procedures.

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

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

See Note 16 for information regarding legal proceedings.

Item 1A. Risk Factors

In evaluating the company, careful consideration should be given to the following risk factors, in addition to the other risk factors contained in the company’s Annual Report on Form 10-K filing dated February 21, 2006. Each of these risk factors could adversely affect the company’s business, operating results and/or financial condition, as well as adversely affect the value of the company’s share price. In addition to these risk factors, please refer to the other information contained in this report, including the consolidated financial statements and related notes.

Risks associated with the completion and integration of Snap-on’s acquisition of ProQuest Business Solutions (or other acquisitions) could have an adverse impact on Snap-on’s results of operations and financial position.

If Snap-on and ProQuest Company do not receive regulatory approval for Snap-on’s acquisition of ProQuest Business Solutions, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and/or are unable to complete the conditions to close on the transaction within the expected time frame or at all, Snap-on may not be able to (i) accelerate earnings and cash flows; (ii) expand its existing product offerings into the global automotive OEM dealership segment; and (iii) create new customer relationships and product integration opportunities, as anticipated and as disclosed in the company’s Form 8-K filing dated October 23, 2006. Additionally, if the company’s integration of the ProQuest Business Solutions business is not successful, it could adversely affect Snap-on’s earnings, cash flow and share price.

Acquisitions also involve risks and uncertainties that can include:

•	Difficulties integrating the acquired company, retaining the acquired business’customers, and achieving the expected benefits of the acquisition, such as increased revenue and earnings, improved cash flow, cost savings, and increases in geographic, market or product presence;
•	Loss of key employees of the acquired business;
•	Implementing and maintaining consistent standards, controls, procedures, policies and information systems; and
•	Diversion of management’s attention from other business concerns.

Acquisitions could cause Snap-on to incur additional debt, earnings dilution, contingent liabilities, increased interest expense, and amortization expenses related to intangible assets. Impairment losses on goodwill and intangible assets with an indefinite life, and the incurrence of restructuring charges, could also occur as a result of acquisitions.

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the third quarter of 2006, all of which were purchased pursuant to Board of Directors’ authorizations. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that may be Purchased Under the Plans (1) (in millions)
07/2/06 to 07/29/06	--	N/A	--	$145.6
07/30/06 to 8/26/06	393,900	$42.22	393,900	$147.3
08/27/06 to 09/30/06	199,100	$42.99	199,100	$154.5

Total / Average	593,000	$42.57	593,000	N/A

(1)	Subject to further adjustment pursuant to the 1996 Authorization described below, as of the end of the third quarter of 2006, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board of Directors’ authorizations discussed below is $154.5 million.

•	In its Annual Report on Form 10-K for the fiscal year ended December 28, 1996, the company disclosed that the company’s Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the company’s Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $42.28, $42.33 and $44.55 per share of common stock as of the end of the 2006 fiscal months ended July 29, August 26 and September 30, respectively.

•	By press release dated June 29, 1998, the company announced that the company’s Board authorized the repurchase of an aggregate of $100 million of the company’s common stock (the “1998 Authorization”). The 1998 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

•	By press release dated February 3, 1999, the company announced that the company’s Board authorized the repurchase of an aggregate of $50 million of the company’s common stock (the “1999 Authorization”). The 1999 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

Item 5: Other Information

During the third quarter of 2006, Snap-on recorded costs associated with exit and disposal activities of $4.3 million. Of the $4.3 million costs incurred in the third quarter of 2006, $3.3 million qualified for accrual treatment. Costs associated with exit and disposal activities in 2006 primarily related to headcount reductions from (i) realignment of the franchise support structure; (ii) closure of a facility in the Netherlands; (iii) the closure and lease termination of a facility in the United States; (iv) transfer of certain production activities from Sweden to lower-cost regions and emerging markets; and (v) various management realignment actions at other Snap-on facilities. Accrual usage of $3.9 million during the third quarter of 2006 for these actions primarily reflects severance and related payments for the separation of approximately 450 employees. The utilization of the severance costs and facility consolidation or closure costs will extend beyond 2006 primarily due to longer-term severance and lease obligations. Snap-on also expects that it will incur approximately $5 million to $7 million of additional exit and disposal charges in the fourth quarter of 2006.

Item 6: Exhibits

Exhibit 10.1	Amended and Restated Snap-on Incorporated Directors’ 1993 Fee Plan (as amended on August 3, 2006)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned duly authorized person.

SNAP-ON INCORPORATED
Date: October 23, 2006	/s/ Martin M. Ellen
Martin M. Ellen, Principal Financial Officer,
Chief Financial Officer,
Senior Vice President - Finance

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Amended and Restated Snap-on Incorporated Directors’ 1993 Fee Plan (as amended on August 3, 2006)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.