Form 10-K
period 2006-12-30
SNAP ON INC
filed 2007-02-20
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006, or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File Number 1-7724

(Exact name of registrant as specified in its charter)

Delaware	39-0622040
(State of incorporation)	(I.R.S. Employer Identification No.)

2801 80th Street, Kenosha, Wisconsin	53143
(Address of principal executive offices)	(Zip code)

(262) 656-5200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1.00 par value	New York Stock Exchange
Preferred stock purchase rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer ☒  Accelerated filer  ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 1, 2006) was: $2,338,681,912

The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of February 15, 2007, was 58,900,490 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in Snap-on’s Proxy Statement, which is expected to first be mailed to shareholders on or around March 13, 2007, prepared for the Annual Meeting of Shareholders scheduled for April 26, 2007.

PART I

Safe Harbor

Statements in this document that are not historical facts, including statements (i) that include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on Incorporated (“Snap-on” or “the company”) or its management; (ii) specifically identified as forward-looking; or (iii) describing Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, as well as those factors discussed in this Annual Report on Form 10-K and in Snap-on’s Form 8-K/A filed on January 9, 2007, could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain savings from cost reduction actions, including its ability to implement reductions in workforce, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher cost and lost revenues.  These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby enhance their sales and profitability, introduce successful new products, successfully integrate acquisitions (including the company’s November 28, 2006, acquisition of ProQuest Business Solutions), as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, litigation challenges and external negative factors including significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations; and the impact of legal proceedings, energy and raw material supply and pricing (including steel and gasoline), the amount, rate and growth of Snap-on’s general and administrative expenses (e.g. health care and/or pension costs), and terrorist disruptions on business.  Snap-on disclaims any responsibility to update any forward-looking statement provided in this document.

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

Item 1: Business

Snap-on was incorporated under the laws of the state of Wisconsin in 1920 and reincorporated under the laws of the state of Delaware in 1930.  Snap-on is a leading global innovator, manufacturer and marketer of tools, diagnostics and equipment solutions for professional users.  Product lines include hand and power tools, tool storage, diagnostics software, information and management systems, shop equipment and other solutions for vehicle manufacturers, dealerships and repair centers, as well as customers in industry, government, agriculture and construction.  Snap-on also derives income from various financing programs to facilitate the sales of its products.

Snap-on markets its products and brands through multiple distribution sales channels in more than 125 countries. Snap-on’s largest geographic markets include the United States, Australia, Canada, China, France, Germany, Italy, Japan, the Netherlands, Spain, Sweden and the United Kingdom.  The originator of the mobile franchise van tool distribution channel in the automotive repair segment, Snap-on also reaches its customers through company direct, distributor and Internet channels.

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance.    Snap-on’s reportable business segments include: (i) the Snap-on Tools Group (formerly the Snap-on Dealer Group); (ii) the Commercial & Industrial Group; (iii) the Diagnostics & Information Group; and (iv) Financial Services.  In the first quarter of 2006, the company changed the name of the Snap-on Dealer Group segment to the Snap-on Tools Group.  The organization structure used by management did not change and the segment name change did not impact previously disclosed segment net sales, operating earnings, identifiable assets or other amounts or disclosures. The Snap-on Tools Group consists of Snap-on’s business operations serving the worldwide franchise van channel (“franchisees”). The Commercial & Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchise distribution channels. The Diagnostics & Information Group consists of the business operations providing diagnostics equipment, vehicle service information, electronic parts catalogs, business management systems, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. The Diagnostics & Information Group includes, on a prospective basis, the impact of the November 28, 2006, acquisition of ProQuest Business Solutions.  Financial Services consists of the business operations of Snap-on Credit LLC (“SOC”), a consolidated, 50%-owned joint venture between Snap-on and The CIT Group, Inc. (“CIT”), and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has franchise operations.  See Note 17 to the Consolidated Financial Statements for information on business segments and foreign operations.  See Note 2 to the Consolidated Financial Statements for information on the ProQuest Business Solutions acquisition.

Snap-on evaluates the performance of its operating segments based on segment net sales and operating earnings, exclusive of financing activities and income taxes.  Segment net sales are defined as total net sales, including both external customer revenue and intersegment revenue. Segment operating earnings are defined as segment net sales less cost of goods sold and operating expenses, including restructuring costs.  Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments.  Identifiable assets by segment are those assets used in the respective reportable segment’s operations.  Intersegment amounts are eliminated to arrive at consolidated financial results.

On November 28, 2006, Snap-on acquired the ProQuest Business Solutions business and certain net assets (collectively “ProQuest Business Solutions” or “business solutions”) from ProQuest Company for a preliminary purchase price of approximately $516 million (including $8 million of estimated transaction costs) and the assumption of approximately $19 million of debt.  ProQuest Business Solutions is a world leader in automotive parts and service information.  Its products are aimed at helping original equipment manufacturers (“OEMs”) and their dealers enhance their service operations.  Business solutions’ products include integrated software, services and systems that transform complex technical data for parts catalogs into easily accessed electronic information (electronic parts catalogs). Other products and services include warranty management systems and analytics to help dealerships manage and track performance.  Over 33,000 automotive dealerships around the world use business solutions’ electronic parts catalogs, which are available in 26 different languages and support 15 automotive manufacturers and 31 brands.  Business solutions’ products are also sold to over 85,000 dealers in the power equipment and power sports markets. See Snap-on’s Form 8-K filing dated November 28, 2006 (as amended January 9, 2007), and Note 2 to the Consolidated Financial Statements for further information on the ProQuest Business Solutions acquisition.

Information Available on the Company’s Web site

Additional information regarding Snap-on and its products is available on the company’s Web site at www.snapon.com.  Snap-on is not including the information contained on its Web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.  Snap-on’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements on Schedule 14A, Current Reports on Form 8-K, and any amendments to those reports, are made available to the public at no charge, other than an investor’s own Internet access charges, through the Investor Information section of the company’s Web site at www.snapon.com/investor.  Snap-on makes such material available on its Web site as soon as reasonably practical after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”).  Copies of any materials the company files with the SEC can also be obtained free of charge through the SEC’s Web site at www.sec.gov.  The SEC’s Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Public Reference Room at 1-800-732-0330.  In addition, the company’s (i) charters for the Audit, Corporate Governance and Nominating, and Organization and Executive Compensation committees of the company’s Board of Directors, (ii) Corporate Governance Guidelines, and (iii) Code of Business Conduct and Ethics are available on Snap-on’s Web site.  Snap-on will also post any amendments to these documents, or information about any waivers granted to directors or executive officers with respect to the Code of Business Conduct and Ethics, on the company’s Web site at www.snapon.com.  These documents are also available in print upon written request directed to the Corporate Secretary, 2801 80th Street, Kenosha, Wisconsin 53143.

Products and Services

Snap-on offers a broad line of products and complementary services that are grouped into two product categories, tools and equipment, described below.  Further product line information is not presented as it is not practicable to do so.  The following table shows the consolidated net sales of these product categories for the last three years:

	Net Sales
(Amounts in millions)	2006	2005	2004
Product Category:
Tools	$1,428.9	$1,412.9	$1,358.9
Equipment	1,044.5	895.7	970.2
	$2,473.4	$2,308.6	$2,329.1

The tools product categoryincludes hand tools, power tools and tool storage products. Hand tools include wrenches, screwdrivers, sockets, pliers, ratchets, saws and cutting tools, pruning tools, torque measuring instruments and other similar products. Power tools include pneumatic (air), cordless (battery) and corded (electric) tools such as impact wrenches, ratchets, chisels, drills, sanders, polishers and similar products. Tool storage units include tool chests, roll cabinets and other similar products.  The majority of products are manufactured by Snap-on, and in completing the product line, other items are purchased from external manufacturers.

The equipment product category includes solutions for the diagnosis and service of automotive and industrial equipment. Products include engine analyzers, air conditioning service equipment, brake service equipment, fluid exchange equipment, wheel balancing and alignment equipment, transmission troubleshooting equipment, safety testing equipment, battery chargers, lifts and hoists, diagnostics equipment, and service and collision repair equipment.  Also included are service and repair information products, diagnostic services, electronic parts catalogs, business management systems, point-of-sale systems, integrated systems for vehicle service shops, equipment repair services, purchasing facilitation services, and warranty management systems and analytics to help dealerships manage and track performance.  Snap-on supports the sale of its diagnostics and vehicle service shop equipment by offering training programs for its customers, primarily focusing on the technologies and the application of specific products developed and marketed by Snap-on.

Tools and equipment are marketed under a number of brand names and trademarks, many of which are well known in the vehicle service and industrial markets served. Some of the majortrade names and trademarks and the products and services with which they are associated include the following:

Names	Products and Services

Snap-on	Hand tools, power tools, tool storage units, diagnostics, certain equipment and related accessories, mobile tool stores, Web sites, and related services
Acesa	Hand tools
ATI	Tools and equipment
BAHCO	Hand tools
Blackhawk	Collision repair equipment
Blue-Point	Hand tools, power tools, tool storage units, certain equipment and related accessories
Cartec	Safety testing and other equipment
CDI	Torque measuring instruments
Equipment Solutions	Vehicle manufacturer facilitation services
Fish and Hook	Hand tools
Hofmann	Wheel balancers, lifts, tire changers and aligners
Irimo	Hand tools
John Bean	Under car and wheel service equipment
Kansas Jack	Collision repair equipment
Lindstrom	Hand tools
Mitchell1	Repair and service information and shop management systems
Nexiq	Diagnostics
Palmera	Hand tools
Pradines	Hand tools
ProQuest*	Electronic parts catalogs, warranty management systems and analytics
ShopKey	Repair and service information and shop management systems
Sioux	Power tools
Sun	Diagnostics and service equipment
Williams	Hand tools

* Snap-on is licensed to use the ProQuest brand and trademark pursuant to the business solutions purchase agreement.

In addition to its sales of tool, diagnostic, service and equipment solutions, Snap-on also generates revenue from various financing activities that include (i) loans to franchisees; (ii) loans to the franchisees’ customer network; and (iii) loans to Snap-on’s industrial and other customers for the purchase of tools and equipment on an extended-term payment plan.

Franchise fee revenue, including nominal, non-refundable initial and ongoing monthly fees (primarily for sales and business training and marketing and product promotion programs), is recognized as the fees are earned.

Sales and Distribution

Snap-on markets and distributes its products and related services principally to professionaltool and equipment users around the world.  The two largest market sectors are the vehicle service and repair sector and the industrial sector.

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

Snap-on provides innovative tool, equipment solutions and business solutions, as well as technical sales support and training, to meet technicians’ evolving needs. Snap-on’s franchise van distribution system offers technicians the convenience of purchasing quality tools with minimal disruption of their work routine. Snap-on also provides owners and managers of shops, where technicians work, with tools, diagnostics equipment, repair and service information, including electronic parts catalogs, and shop management products. Through its equipment solutions business, Snap-on provides OEMs with products and services including tools, consulting services and facilitation services.  Snap-on’s facilitation services include product procurement, distribution, and administrative support to customers for their dealership equipment programs.

Major challenges for Snap-on and the vehicle service and repair sector include the increasing rate of technological change within motor vehicles, vehicle population growth, vehicle life and the resulting impact on the businesses of both our suppliers and customers that is necessitated by such change.  Snap-on believes it is a meaningful participant in the market sector for vehicle service and repair.

Industrial Sector

Snap-on markets its products to a wide variety of industrial customers including industrial maintenance and repair operations; manufacturing and assembly facilities; various government agencies and facilities; schools; and OEMs that require instrumentation or service tools and equipment for their products.

Major challenges in the industrial sector include a highly competitive, cost-conscious environment, and a trend toward customers making many of their tool purchases through one integrated supplier. Snap-on believes it is a meaningful participant in the market sector for industrial tools and equipment.

Distribution Channels

Snap-on serves customers primarily through the following channels of distribution: the mobile franchise van channel,  company direct sales, distributors and e-commerce.  The following discussion summarizes Snap-on’s general approach for each channel, and is not intended to be all-inclusive.

Franchisees

In the United States, the majority of sales to the vehicle service and repair sector are conducted through Snap-on’s franchisees.  Snap-on’s franchisees primarily serve vehicle service technicians and vehicle service shop owners, generally providing weekly contact at the customer’s place of business.  Franchisees’ sales are concentrated in hand and power tools, tool storage units and small diagnostic and shop equipment, which can easily be transported in a van and demonstrated during a brief sales call.  Franchisees purchase Snap-on’s products at a discount from suggested list prices and resell them at prices established by the franchisee. Although some franchisees have sales areas defined by other methods, most U.S. franchisees are provided a list of places of business that serves as the basis of the franchisee’s sales route.

Since 1991, new U.S. franchisees, and a majority of the pre-1991 U.S. franchisees, have been enrolled as franchisees of Snap-on.  Snap-on began offering, in 2001, a trial franchise option to potential U.S. franchisees that do not meet the franchise qualification requirements.  Trial franchisees typically have less upfront investment and are provided an initial base level of consigned inventory from Snap-on to assist them in gaining experience and building equity toward the future purchase of a standard franchise. Snap-on also provides certain franchisees the opportunity to add vans to their franchise or to add a limited number of franchises.  Snap-on charges nominal initial and ongoing monthly license fees.  At 2006 year end, 3,308 U.S. franchisees (approximately 95%) were enrolled as franchisees, or employed by franchisees, as compared with 3,498 U.S. franchisees (approximately 95%) at year-end 2005.  Through SOC, financing is available to franchisees, which includes van and truck leases, working capital loans, and loans to enable new franchisees to fund the purchase of the franchise.  While Snap-on offers financing to qualified franchisees and their customers through SOC and its wholly owned international finance subsidiaries, the decision to finance through Snap-on or another financing entity is solely at the election of the customer.

Snap-on has replicated its U.S. franchise van distribution model in certain other countries including Australia, Canada, Germany, Japan, the Netherlands, South Africa and the United Kingdom. In many of these markets, as in the United States, purchase decisions are generally made or influenced by professional vehicle service technicians and shop owners. Snap-on markets products in certain other countries through its subsidiary, Snap-on Tools International, LLC, which sells to foreign distributors under license or contract with Snap-on.  Internationally, Snap-on offers financing to its franchisees and customer networks through its wholly owned finance subsidiaries.

Snap-on supports its franchisees with a field organization of regional offices, franchise performance support teams, Diagnostic Sales Developers (“DSDs”), service centers and distribution centers.  Snap-on also provides sales and business training, and marketing and product promotion programs, as well as customer and franchisee financing programs through SOC and its wholly owned international finance operations, all of which are designed to strengthen franchisee sales.  In the United States and Canada, the National Franchise Advisory Council and the Snap-on Tools Canadian Franchise Advisory Council, both of which are composed of franchisees that are elected by franchisees, assist Snap-on in identifying and implementing enhancements to the franchise program.

In the United States, franchisees work closely with DSDs.  The DSD specialists demonstrate and sell higher-price-point diagnostics and vehicle service shop management information systems.  DSDs work independently and with franchisees to identify and generate sales leads among vehicle service shop owners and managers.  DSDs are Snap-on employees who are compensated primarily on the basis of commission; a franchisee receives a brokerage fee from certain sales made by the DSDs to the franchisee’s customers.  Most products sold through the franchisee and DSDs are sold under the Snap-on, Blue-Point, and Sun brand names.

Company Direct Sales

In the United States, a significant proportion of shop equipment sales under the Sun, John Bean and Blackhawk brandsand information products under the Mitchell1 brand are made by a direct sales force that has responsibility for national accounts. As the vehicle service and repair sector consolidates (with more business conducted by national chains, automotive dealerships and franchised service centers), the company believes these larger organizations can be serviced most effectively by sales people who can demonstrate and sell the full line of equipment and diagnostic products and services.  Snap-on also sells these products and services directly to OEMs.  John Bean and Blackhawk brands are sold directly to end customers primarily through sales leads generated from franchisees and DSDs.

Snap-on brand tools and equipment are marketed to industrial and governmental customers in the United States through both industrial sales representatives, who are employees, and independent industrial distributors. In most markets outside the United States, industrial sales are conducted through independent distributors. The sales representatives focus on industrial customers whose main purchase criteria are quality and service. At the end of 2006, Snap-on had industrial sales representatives in the United States, Australia, Canada, Japan, Mexico, Puerto Rico and some European countries, with the United States representing the majority of Snap-on’s total industrial sales.

Business solutions sells automotive and power equipment products both domestically and internationally through an internal sales force. Products and services are marketed to two targeted groups: OEMs and individual dealerships. To effectively reach the large OEMs, such as General Motors Corporation, DaimlerChrysler AG, Ford Motor Company, and Toyota Motor Corporation, business solutions has deployed a team of business development professionals in the world’s principal automotive centers in the United States, the United Kingdom, Germany and Japan. In the United States and Canada, automotive and power equipment products and services are sold directly to individual dealerships using an experienced sales force.

Distributors

Sales of certain tools and equipment are made through independent vehicle service and industrial distributors who purchase the items from Snap-on and resell them to the end users.  Hand tools under the Bahco, Fish and Hook (design), Pradines and Lindstrom brands and trade names, for example, are sold through distributors in Europe, North and South America, Asia and certain other parts of the world.  Wheel service and other vehicle service equipment are sold through distributors primarily under brands including Hofmann and Kansas Jack.  Hand tools under the Irimo, Palmera and Acesa brands and power tools under the Sioux brand, are differentiated from those products sold through the franchisee, DSD and direct sales channels. Sun-branded equipment is marketed through distributors in South America and Asia, and through both a direct sales force and distributors in Europe.

E-commerce

Snap-on’s e-commerce development initiatives allow Snap-on to combine the capabilities of the Internet with Snap-on’s existing brand sales and distribution strengths to reach new and under-served customer segments. Snap-on offers current and prospective customers online, around-the-clock access to purchase Snap-on and Blue-Point products through its public Internet Web site at www.snapon.com.  The site features an online catalog containing nearly 14,000 products, including Snap-on hand tools, power tools, tool storage units and diagnostic equipment available to consumers and professionals in the United States, the United Kingdom, Canada and Australia.  At the end of 2006, Snap-on had more than 370,000 registered users, including approximately 32,000 industrial accounts.  E-commerce and certain other system enhancement initiatives are designed to improve productivity and further leverage the one-on-one relationships and service Snap-on has with its current and prospective customers. Through business-to-business and business-to-consumer capabilities, Snap-on and its franchisees are enhancing communications with customers on a real-time, 24-hour, 7-day a week basis.

Competition

Snap-on competes on the basis of its product quality and performance, product line breadth and depth, service, brand awareness and imagery, and technological innovation. While no single company competes with Snap-on across all of its product lines and distribution channels, various companies compete in one or more product categories and/or distribution channels.

Snap-on believes it is a leading manufacturer and distributor of professional tools, diagnostics and equipment solutions, offering the broadest line of these products to the vehicle service industry.  The major competitors selling to professional technicians in the automotive service and repair sector through the mobile van channel include MAC Tools (The Stanley Works), Matco (Danaher Corporation), and Cornwell.  Snap-on also competes with companies that sell tools and equipment to automotive technicians through non-mobile van distributors including department stores (such as Sears Holding Corp./Craftsman Roebuck and Co.), home centers (such as The Home Depot, Inc. and Lowes Companies, Inc.), auto parts supply outlets (such as NAPA, AutoZone, Inc. and The Pep Boys), and tool supply warehouses/distributorships (such as Ace Tool, Stampede and ICN).  Within the power tools category,       Snap-on’s major competitors include Ingersoll-Rand Co. Limited, Black & Decker Corp., Robert Bosch Tool Corp., Makita Corp., Chicago Pneumatic (Atlas Copco), and Milwaukee Electric (Techtronic Industries Co. Ltd.).  In the industrial sector, major competitors include Armstrong (Danaher Corporation), Proto (The Stanley Works), Irwin (Newell Rubbermaid, Inc.), Cooper Industries, Ltd., and Westward (W.W. Grainger, Inc.).  The major competitors selling diagnostics and shop equipment and information to shop owners and managers in the vehicle service and repair sector include Corghi S.p.A., Fluke and Hennessy (Danaher Corporation), Robinair and OTC (SPX Corporation), Hunter Engineering, Rotary Lift and Chief Automotive (Dover Corporation), Car-O-Liner, Lexcom GmbH, Infomedia Ltd., Enigma, ALLDATA (AutoZone, Inc.), and the proprietary diagnostic and information systems of OEMs.

Raw Materials and Purchased Product

Snap-on’s supply of raw materials and purchased components are generally and readily available from numerous suppliers.  During 2005 and 2006, Snap-on experienced higher pricing related to certain grades and alloys of steel.  Snap-on has secured an ample supply of both bar and coil steel for the near future to ensure stable supply to meet material demands.  While Snap-on believes that steel prices will continue to remain high for 2007, the company does not anticipate experiencing any significant pricing or availability issues with regards to 2007 steel purchases.

Patents, Trademarks and Other Intellectual Property

Snap-on vigorously pursues and relies on patent protection to protect its intellectual property and its position in its markets. As of December 30, 2006, Snap-on and its subsidiaries held over 700 active and pending patents in the United

States and over 1,600 active and pending patents outside of the United States.  Sales relating to any single patent did not represent a material portion of Snap-on’s revenues in the last three years.

Examples of products that have features or designs that benefit from patent protection include wheel alignment systems, wheel balancers, sealed ratchets, electronic torque instruments, ratcheting screwdrivers, emissions-sensing devices and diagnostic equipment.

Much of the technology used in the manufacture of vehicle service tools and equipment is in the public domain. Snap-on relies primarily on trade secret protection to protect proprietary processes used in manufacturing.  Methods and processes are patented when appropriate.  Copyright protection is also utilized when appropriate.

Trademarks used by Snap-on are of continuing importance to Snap-on in the marketplace.  Trademarks have been registered in the United States and more than 100 other countries, and additional applications for trademark registrations are pending.  Snap-on vigorously polices proper use of its trademarks.  Snap-on’s right to manufacture and sell certain products is dependent upon licenses from others; however, these products under license do not represent a material portion of Snap-on’s net sales.

Domain names have become a valuable corporate asset for companies around the world, including Snap-on.  Domain names often contain a trademark or service mark or even a corporate name and are often considered intellectual property.  The recognition and value of the Snap-on name, trademark, and domain name are core strengths of the company.  Snap-on monitors new developments in top-level domains and country-code domains in order to preserve Snap-on’s right to relevant domain names.

Snap-on is selectively and strategically licensing the Snap-on brand to carefully selected manufacturing and distribution companies, including apparel, work boots and a variety of other goods, in order to further build equity and market presence for the company’s strongest brand.

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

Employees

At the end of January 2007, Snap-on employed approximately 12,400 people compared to approximately 11,400 people at the end of January 2006.  The year-over-year increase in employees primarily reflects the 2006 acquisition of ProQuest Business Solutions, partially offset by the impact of restructuring-related and management realignment actions at various Snap-on facilities.

Approximately 3,200 employees, or 26% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements.  Approximately 1,560 employees are covered under agreements expiring in 2007.  In recent years, Snap-on has not experienced any significant work slow-downs, stoppages or other labor disruptions.

The number of covered union employees whose contracts expire within the next five years is approximately 1,560 in 2007; 1,630 in 2008; 20 in 2009; and zero in both 2010 and 2011.

There can be no assurance that future contracts with Snap-on’s unions will be renegotiated upon terms acceptable to Snap-on.

Working Capital

As most of Snap-on’s business is not seasonal and its inventory needs are relatively constant, no unusual working capital needs arise during the year.  Snap-on does not have a significant backlog of orders at December 30, 2006.

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

Approximately 41% of our 2006 revenues were generated by the Snap-on Tools Group, which consists of Snap-on’s business operations serving the worldwide franchise van channel. Except in limited circumstances, each of our mobile tool vans is operated by a franchisee pursuant to a franchise agreement. Snap-on’s success is dependent on its relationships with franchisees, individually and collectively, as they are the primary sales and service link between the company and vehicle service and repair technicians, who are an important class of end users for Snap-on’s products and services. If our franchisees are not successful, or if we do not maintain an effective relationship with our franchisees, the delivery of products, the collection of receivables and/or our relationship with end users could be adversely affected and thereby negatively impact our financial results.

In addition, if we are unable to maintain effective relationships with franchisees, the company or the franchisees may choose to terminate the relationship, which may result in (i) open routes in which end-use customers are not provided reliable service; (ii) litigation resulting from termination; and/or (iii) reduced collections or increased write-offs of franchisee receivables owed to       Snap-on.  As Snap-on has over 4,800 franchisees worldwide and most of these franchise relationships are governed by contract, it is not uncommon for litigation to result from the termination of these relationships.

The steps taken to restructure operations, rationalize operating footprint, lower operating expenses, and achieve greater efficiencies in the supply chain could disrupt business.

We have taken steps in the past, and expect to take additional steps in 2007, intended to improve customer service and to drive further efficiencies and reduce costs, some of which could be disruptive to our business.  These actions, collectively across our operating groups, are focused on the following:

•                  Continue on the company’s existing path to improve and transform global manufacturing and the supply chain into a market-demand-based replenishment system, with lower costs;

•                  Continue to enhance service and value to Snap-on’s franchisees and customers;

•                  Continue to invest in initiatives focused on building a strong sales and operating presence in emerging growth markets;

•                  Continue to implement rapid continuous improvement (RCI) activities throughout the organization to drive further efficiencies and reduce costs;

•                  Continue to invest in developing and marketing new, innovative, higher-value-added products and advanced technologies; and

•                  Extend Snap-on’s products and services into additional markets or to new customers.

Specific initiatives in each of these areas are underway.  Snap-on believes that by executing on these focus areas, along with a continued commitment to new innovative products and rapid continuous improvement to drive lower costs, the company and its franchisees will realize stronger growth and profitability.  However, failure to succeed in the implementation of any or all of these actions could result in our being unable to achieve our financial goals and could be disruptive to the business.

In addition, reductions to headcount and other cost reduction measures may result in the loss of technical expertise that could adversely affect our research and development efforts and ability to meet product development schedules. Efforts to reduce components of expense could result in the recording of charges for inventory and technology-related write-offs, workforce reduction costs or other charges relating to the consolidation of facilities. If we were to incur a substantial charge to further these efforts, our earnings (or loss) per share would be adversely affected in such period. If we are unable to effectively manage our cost reduction and restructuring efforts, our business, results of operations and financial condition could be harmed.

Risks associated with the integration of Snap-on’s acquisition of ProQuest Business Solutions (or other future acquisitions) could have an adverse impact on Snap-on’s results of operations and financial position.

We completed the acquisition of ProQuest Business Solutions on November 28, 2006. If our integration of this business is not successful, it could adversely affect our earnings, cash flow and share price. The acquisition also involves risks and uncertainties that include:

•                  Retaining the customers of business solutions and achieving the expected benefits of the acquisition, including (i) accelerating earnings and cash flows; (ii) expanding our existing product offerings into the global automotive OEM dealership segment; and (iii) creating new customer relationships and product integration opportunities;

•                  Losing key employees of business solutions;

•                  Incurring additional debt, earnings dilution and contingent liabilities;

•                  Implementing and maintaining consistent standards, controls, procedures, policies and information systems; and

•                  Diverting management’s attention from other business concerns.

ProQuest Company, the predecessor parent company of ProQuest Business Solutions, is the subject of an ongoing accounting review by the SEC.  ProQuest Company has announced that this review will result in the restatement of previously reported earnings when it files its 2005 Annual Report on Form 10-K with the SEC.  In connection with Snap-on’s acquisition of the ProQuest Business Solutions segment, ProQuest Company prepared financial statements of ProQuest Business Solutions on a stand-alone basis as of and for the year ended December 31, 2005. ProQuest Company’s independent auditors audited those financial statements and Snap-on filed those audited financial statements with the SEC in a Current Report on Form 8-K/A dated January 9, 2007, which amended the company’s Current Report on Form 8-K dated November 28, 2006.  Because ProQuest Company’s restated financial statements are not yet finalized and the ProQuest Company SEC investigation is ongoing, we cannot assure that when ProQuest Company files its restated results they will not contain additional information that could impact the ProQuest Business Solutions’ audited stand-alone financial statements. Snap-on will evaluate any new information and if it is material, the information could result in the company’s need to amend its Form 8-K/A filing to restate the ProQuest Business Solutions’ financial statements.

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

In association with initiatives to better integrate business units, rationalize operating footprint and improve responsiveness to franchisees and customers, Snap-on is replacing and enhancing its existing global Enterprise Resource Planning (ERP) management information system.  The integration, implementation and deployment of new information technology processes and a common information infrastructure, which began in 2006,  is expected to cover a period of several years.  We could experience disruptions in our business as we implement the system enhancements, including the possibility that the new system may not perform as expected, which could have an adverse effect on our business and results of operations.

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

The inability to provide acceptable financing alternatives to end-user customers and franchisees could adversely impact operating results.

An integral component of Snap-on’s business and profitability is its ability to provide financing alternatives to end-user customers and franchisees which, for its domestic financing operations, are managed through a joint venture with CIT.  Historically, CIT has been the exclusive purchaser of the credit and installment financing arranged by SOC.  A deterioration of the relationship between the joint venture partners, or if the joint venture should be unexpectedly dissolved, could have an adverse impact on Snap-on’s results of operations and ability to provide financing to end-user customers and franchisees in the United States.  Adverse fluctuations in interest rates and/or the ability to provide competitive financing programs could also have an adverse impact on Snap-on’s revenue and profitability.

The global tool and equipment industry is competitive.

We face strong competition in all of our market segments.  Price competition in our various industries is intense and pricing pressures from competitors and customers are increasing. In general, as a manufacturer and marketer of premium products and services, the expectations of Snap-on’s customers and its franchisees are high and increasing.  Any inability to maintain customer satisfaction could diminish Snap-on’s premium image and reputation and could result in a lessening of its ability to command premium pricing. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase market share or profitability.

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

We believe our ability to sell our products is also dependent on the number of vehicles on the road, the number of miles driven and the general aging of vehicles. These factors affect the frequency, type and amount of service and repair performed on vehicles by technicians, and therefore affect the demand for the number of technicians, the prosperity of the technicians and, subsequently, the demand technicians have for our tools, other products and services, and the value technicians place on those products and services. To the extent that gasoline prices increase, consumers may turn to other, non-gasoline based, methods of transportation, including more frequent use of public transportation.  A decrease in the use of gasoline consuming vehicles may lead to fewer repairs and less demand for our products.

Foreign operations are subject to currency exchange and political risks that could adversely affect results of operations.

Approximately 44% of our revenues in 2006 were generated outside of the United States.  Future growth rates and success of our business depends in large part on continued growth in our non-U.S. operations, including growth in emerging markets. Numerous risks and uncertainties affect our non-U.S. operations. These risks and uncertainties include political, economic and social instability, including acts of war, civil disturbance or acts of terrorism, local labor conditions, changes in government policies and regulations, including imposition or increases in withholding and other taxes on remittances and other payments by international subsidiaries, and enforcement of contract and intellectual property rights. We are also affected by changes in foreign currency exchange rates, inflation rates and interest rates. Additionally, cash generated in non-U.S. jurisdictions may be difficult to transfer to the United States in a tax-efficient manner.

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

Failure to attract and retain qualified personnel could lead to a loss of revenue and/or profitability.

Snap-on’s success depends, in part, on the efforts and abilities of its senior management team and other key employees.  Their skills, experience and industry contacts significantly benefit our operations and administration.  The failure to attract and retain members of our senior management team and other key employees could have a negative effect on our operating results.

Failure to achieve expected investment returns on pension plan assets could adversely impact our results of operations, financial position and cash flow.

Snap-on sponsors various pension benefit plans. The assets of the pension plan are broadly diversified in an attempt to mitigate the risk of a large loss.  The assets are invested in equity securities, fixed income securities, real estate and other real assets, and money market instruments. Required funding for the company’s defined benefit pension plans is determined in accordance with guidelines set forth in the federal Employee Retirement Income Security Act (ERISA).  Additional contributions to enhance the funded status of the pension plans can be made at the company’s discretion. However, there can be no assurance that the value of the pension plan assets, or the investment returns on those plan assets, will be sufficient to meet the future benefit obligations of such plans.  In addition, during periods of adverse investment market conditions and declining interest rates, the company may be required to make additional cash contributions to the plans that would reduce our financial flexibility. See Note 12 to the Consolidated Financial Statements for further information on the company’s pension benefit plans.

Our defined benefit pension plan obligations are affected by changes in market interest rates.  Significant fluctuations in market interest rates will add volatility to our pension plan obligations.  Declining market interest rates will increase our pension plan obligations.  While our plan assets are broadly diversified, there is inherent market risks associated with investments.  If adverse market conditions develop, our plan assets could incur a loss.  The combination of declining market interest rates and plan asset investment losses may adversely impact our financial position and results of operations.

The company’s defined benefit pension expense is calculated by netting five factors: service cost; interest on projected benefit obligations; the expected return on plan assets; the amortization of prior service costs; and the effects of actuarial gains and losses. The accounting for pensions involves the estimation of a number of factors that are highly uncertain.  Certain factors, such as the interest cost and the expected return on plan assets are impacted by changes in market interest rates and the value of plan assets.  A significant decrease in market interest rates and a decrease in the fair value of plan assets would increase net pension expense and may adversely affect the company’s future results of operations.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Snap-on maintains leased and owned manufacturing, warehouse, distribution and office facilities throughout the world. Snap-on believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand.  Snap-on’s facilities in the United States occupy approximately 4.2 million square feet, of which 72% is owned, including its corporate and general office facility located in Kenosha, Wisconsin.  Snap-on’s facilities outside the United States occupy approximately 4.6 million square feet, of which approximately 70% is owned.  Certain Snap-on facilities are leased through operating lease agreements.  See Note 16 to the Consolidated Financial Statements for information on the company’s operating leases.  Snap-on management continually monitors the company’s capacity needs and makes adjustments as dictated by market and other conditions.

The following table provides information about each of Snap-on’s principal manufacturing locations and distribution centers (exceeding 50,000 square feet) as of December 30, 2006:

Location	Type of Property	Owned/Leased	Segment*
U.S. Locations:
Elkmont, Alabama	Manufacturing	Owned	SOT
Conway, Arkansas	Manufacturing	Owned	C&I
City of Industry, California	Manufacturing	Leased	C&I
Escondido, California	Manufacturing	Leased	C&I
Poway, California	Manufacturing and distribution	Leased	D&I
San Jose, California	Manufacturing	Leased	D&I
Columbus, Georgia	Distribution	Owned	C&I
Crystal Lake, Illinois	Distribution	Owned and Leased	SOT
Algona, Iowa	Manufacturing	Owned	SOT
Olive Branch, Mississippi	Distribution	Owned	SOT
Carson City, Nevada	Distribution	Owned and Leased	SOT
Murphy, North Carolina	Manufacturing and distribution	Owned	C&I
Robesonia, Pennsylvania	Distribution	Owned	SOT
Elizabethton, Tennessee	Manufacturing	Owned	SOT
Johnson City, Tennessee**	Manufacturing	Owned	SOT
Kenosha, Wisconsin	Distribution and corporate	Owned	SOT, C&I, D&I
Milwaukee, Wisconsin	Manufacturing	Owned	SOT

Non-U.S. Locations:
Santo Tome, Argentina	Manufacturing	Owned	C&I
Minsk, Belarus	Manufacturing	Leased	C&I
Santa Barbara D’oeste, Brazil	Manufacturing and distribution	Owned	C&I
Mississauga, Canada	Manufacturing	Leased	C&I
Newmarket, Canada	Manufacturing and distribution	Owned	SOT
Kunshan, China	Manufacturing	Owned	C&I
Kettering, England	Distribution	Owned	SOT and C&I
Rotherham, England	Manufacturing	Leased	C&I
Bourges, France	Manufacturing and distribution	Leased	C&I
Unterneukirchen, Germany	Manufacturing	Leased	C&I
Sopron, Hungary	Manufacturing	Owned	C&I
Correggio, Italy	Manufacturing	Owned	C&I
Tokyo, Japan	Distribution	Leased	SOT
Helmond, the Netherlands	Distribution	Owned	C&I
Vila do Conde, Portugal	Manufacturing	Owned	C&I
Irun, Spain	Manufacturing	Owned	C&I
Vitoria, Spain	Manufacturing and distribution	Owned	C&I
Bollnäs, Sweden	Manufacturing	Owned	C&I
Edsbyn, Sweden	Manufacturing	Owned	C&I
Enköping, Sweden	Manufacturing	Owned	C&I
Lidköping, Sweden	Manufacturing	Owned	C&I
Sandviken, Sweden	Distribution	Leased	C&I

* Segment abbreviations:

    SOT – Snap-on Tools Group

    C&I – Commercial & Industrial Group

    D&I – Diagnostics & Information Group

** Subsequent to year-end 2006, the company announced that it expects to close the Johnson City manufacturing facility in mid 2007.

The company announced that it expects to close its Enköping, Sweden, and Johnson City, Tennessee,  manufacturing facilities in 2007. The company phased out production at its Mt. Carmel, Illinois, and Kenosha, Wisconsin, manufacturing facilities in March 2004.  The company’s former corporate office located in Pleasant Prairie, Wisconsin, is currently leased to a third party with an option to purchase.  The Mt. Carmel facility is currently for sale.

Item 3: Legal Proceedings

On May 16, 2006, Snap-on reached an agreement to settle certain legal matters related to certain then current and former franchisees on a class basis. The court gave its final approval to the class settlement on October 27, 2006.  Under the terms of the settlement, Snap-on agreed to make payments to claimants and class counsel, plus incur certain other costs and expenses.  Snap-on recorded a $38.0 million pretax charge in the second quarter of 2006 representing its best estimate to settle these legal matters.   Snap-on disbursed funds of approximately $14 million for related legal fees, settlements and other expenses in the fourth quarter of 2006, and the company expects to disburse additional amounts, including amounts to the class claimants, beginning in the first quarter of 2007.  Snap-on has not admitted any wrongdoing by way of this settlement.

On July 23, 2004, Snap-on reached an agreement with the U.S. Department of Justice to resolve a government audit relating to two contracts with the U.S. General Services Administration (“GSA”).  Snap-on agreed to settle the claims over the interpretation and application of the price reduction and billing provisions of these two contracts for sales from March 1996 through the July 23, 2004, settlement date for $10.0 million.  Snap-on remitted the $10.0 million cash settlement to the U.S. Department of Justice on August 5, 2004.  On August 5, 2005, the GSA notified the company that it would take no administrative action against Snap-on in connection with the Federal Supply Schedule contracts referred to above.  The company considers the matter closed.

Snap-on is also involved in various other legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these other legal matters, management believes that the results will not have a material impact on Snap-on’s consolidated financial position or results of operations.

Snap-on held over 2,300 active or pending patents as of December 30, 2006, and Snap-on vigorously prosecutes its claims and defends its patents in the ordinary course of business.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 30, 2006.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At December 30, 2006, Snap-on had 58,578,319 shares of common stock outstanding.  This consists of 58,170,834 shares considered outstanding for purposes of computing earnings per share and an additional 407,485 shares held in the Grantor Stock Trust, which are considered outstanding for voting purposes but not for purposes of computing earnings per share.

Snap-on’s stock is listed on the New York Stock Exchange under the ticker symbol “SNA.”  As of February 15, 2007, there were 7,532 registered holders of Snap-on common stock.

Snap-on’s common stock high and low prices, as of the close of business, for the last two fiscal years by quarter were as follows:

	Common Stock High/Low Prices
	2006		2005
Quarter	High	Low	High	Low
First	$40.13	$37.39	$35.20	$31.16
Second	41.99	37.43	34.88	30.70
Third	44.63	36.39	37.33	33.97
Fourth	48.31	44.80	38.54	35.00

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939.  The company increased its quarterly dividend to $0.27 per share ($1.08 per share for the year) in 2006; quarterly dividends declared in 2005 and 2004 were $0.25 per share ($1.00 per share for the year).  Cash dividends paid in 2006, 2005 and 2004 totaled $63.6 million, $57.8 million and $57.7 million.  Snap-on’s Board of Directors monitors and evaluates the company’s dividend practice quarterly and the Board may elect to increase, decrease or not pay a dividend on Snap-on common stock based upon the company’s financial condition, results of operations, cash requirements and future prospects of Snap-on and other factors deemed relevant by the Board.

See Note 14 to the Consolidated Financial Statements for information on securities authorized for issuance under equity compensation plans.

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the fourth quarter of fiscal 2006, all of which were purchased pursuant to Board of Directors’ authorizations that the company has publicly announced.  Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable.  The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May be Purchased Under the Plans*
10/01/06 to 10/28/06	—	—	—	$170.3 million
10/29/06 to 11/25/06	—	—	—	$171.8 million
11/26/06 to 12/30/06	550,000	$47.73	550,000	$152.1 million

Total/Average	550,000	$47.73	550,000	N/A

*     Subject to further adjustment pursuant to the 1996 Authorization described below, as of December 30, 2006, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board of Directors’ authorizations discussed below is $152.1 million.

•                  In its Annual Report on Form 10-K for the fiscal year ended December 28, 1996, the company disclosed that the company’s Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”).  The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock.  Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time.  The 1996 Authorization will expire when terminated by the company’s Board.  When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $47.15, $47.74 and $47.64 per share of common stock as of the end of the fiscal 2006 months ended October 28, November 25 and December 30, respectively.

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

During 2006, the company repurchased 2,616,618 shares of common stock.

See Note 18 to the Consolidated Financial Statements for the additional Quarterly Financial Information required by Item 5.

Five-year Stock Performance Graph

The graph below illustrates the cumulative total shareholder return on Snap-on Common Stock since 2001, assuming that dividends are reinvested.  The graph compares Snap-on’s performance to that of the Standard & Poor’s 500 Stock Index (“S&P 500”) and a Peer Group.

Snap-on Incorporated Total Shareholder Return (1)

Fiscal Year Ended (2)	Snap-on Incorporated	Peer Group (3)	S&P 500
December 31, 2001	$100.00	$100.00	$100.00
December 31, 2002	86.29	96.88	77.90
December 31, 2003	102.51	122.08	100.25
December 31, 2004	112.74	147.43	111.15
December 31, 2005	126.81	152.95	116.61
December 31, 2006	165.04	179.00	135.03

(1)          Assumes $100 was invested on December 31, 2001, and that dividends were reinvested quarterly.

(2)          The company’s fiscal year ends on the Saturday closest to December 31 of each year, the fiscal year end is assumed to be December 31 for ease of calculation.

(3)          The Peer Group includes: Black & Decker Corporation, Cooper Industries, Inc., Danaher Corporation, Emerson Electric Co., Fortune Brands, Inc., Genuine Parts Company, Newell Rubbermaid Inc., Pentair, Inc., SPX Corporation, The Stanley Works and W.W. Grainger, Inc.

Item 6: Selected Financial Data

The selected financial data presented below has been derived from, and should be read in conjunction with, the respective historical consolidated financial statements of the company, including the notes thereto, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Five-year Data	2006	2005	2004	2003	2002
(Amounts in millions, except per share data)
Results of Operations
Net sales	$2,473.4	$2,308.6	$2,329.1	$2,233.2	$2,109.1
Gross profit	1,085.9	1,019.9	1,009.3	964.7	964.9
Financial services revenue	49.0	53.6	78.1	—	—
Financial services expenses	36.0	37.9	44.0	—	—
Operating expenses	934.0	867.6	901.1	858.4	804.3
Operating earnings	164.9	168.0	142.3	150.1	198.3
Interest expense	20.6	21.7	23.0	24.4	28.7
Earnings from continuing operations	145.9	148.0	120.4	116.7	161.2
Income taxes	45.8	55.1	38.7	38.0	58.0
Cumulative effect, net of taxes	—	—	—	—	2.8
Net earnings	100.1	92.9	81.7	78.7	106.0

Financial Position
Cash and cash equivalents	$63.4	$170.4	$150.0	$96.1	$18.4
Accounts receivable current - net	559.2	485.9	542.0	546.8	556.2
Inventories	323.0	283.2	341.9	351.1	369.9
Current assets	1,113.2	1,072.9	1,192.6	1,131.7	1,051.0
Property and equipment - net	297.1	295.5	313.6	328.6	330.2
Total assets	2,654.5	2,008.4	2,290.1	2,138.5	1,994.1
Accounts payable	178.8	135.4	194.9	189.7	170.9
Current liabilities	682.0	506.1	674.2	567.2	552.4
Long-term debt	505.6	201.7	203.2	303.0	304.3
Total debt	549.2	226.5	331.0	333.2	360.7
Total shareholders’ equity	1,076.3	962.2	1,110.7	1,010.9	830.4
Working capital	431.2	566.8	518.4	564.5	498.6

Common Share Summary
Average shares outstanding - diluted	59.2	58.4	58.3	58.4	58.5
Net earnings per share - basic	$1.72	$1.61	$1.41	$1.35	$1.82
Net earnings per share - diluted	1.69	1.59	1.40	1.35	1.81
Cash dividends paid per share	1.08	1.00	1.00	1.00	0.97
Shareholders’ equity per basic share	18.46	16.65	19.20	17.37	14.27
Fiscal year-end per share price	47.64	37.56	34.36	31.80	27.72

•                  2006 operating expenses and operating earnings include a $38.0 million pretax charge ($23.4 million after tax or $0.40 per diluted share) to settle certain legal matters related to certain then current and former franchisees.  Results in 2006 also include the impact of the company’s acquisition of ProQuest Business Solutions for the period from November 28, 2006, to year end.

•                  Total shareholders’ equity of $1,076.3 million at year-end 2006 includes an $89.0 million reduction from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  See Notes 1, 12 and 13 to the Consolidated Financial Statements for information on the company’s adoption of SFAS No. 158.

•                  In conjunction with the consolidation of SOC at the beginning of 2004, financial services revenue consists of SOC’s sales of originated contracts and service fee income, as well as installment contract revenue and franchisee loan receivable revenue derived from SOC and Snap-on’s wholly owned international finance operations.  As Snap-on consolidated SOC on a prospective basis, previously issued financial statements have not been restated.  See Notes 1 and 7 to the Consolidated Financial Statements for further information on SOC.

•                  2002 results include a $2.8 million pretax gain ($2.8 million after tax or $0.05 per diluted share) for the cumulative effect of a change in accounting principle for goodwill.  Snap-on ceased amortizing goodwill and certain other intangible assets in 2002 in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

Snap-on continued implementing its strategic initiatives in 2006 to create long-term value for the company’s shareholders, associates, franchisees and other distributor partners across all of its business segments.

During 2006, measurable progress was realized. Net sales grew 7.1% year over year, driven largely by growth in the Diagnostics & Information Group’s equipment solutions business, which provides essential diagnostics and equipment to original equipment manufacturers (“OEMs”) and their dealerships, as well as growth in emerging markets in the Commercial & Industrial Group.  Operating earnings of $164.9 million in 2006 decreased $3.1 million from 2005 levels, largely due to a $38.0 million pretax franchisee litigation settlement charge recorded in the Snap-on Tools Group; Snap-on has not admitted any wrongdoing by way of this settlement.  See Note 16 to the Consolidated Financial Statements for information on the litigation settlement.

On November 28, 2006, Snap-on acquired the ProQuest Business Solutions business and certain net assets (hereinafter referred to as “ProQuest Business Solutions” or “business solutions”) from ProQuest Company for a preliminary purchase price of approximately $516 million (including $8 million of estimated transaction costs) and the assumption of approximately $19 million of debt.  The acquisition of ProQuest Business Solutions, a world leader in automotive parts and service information, expanded the company’s Diagnostics & Information Group’s product offerings.  Business solutions’ products, which are aimed at helping OEMs and their dealerships enhance their service operations, include integrated software, services and systems that transform complex technical data for parts catalogs into easily accessed electronic information in the form of electronic parts catalogs.  Other business solutions’ products and services include warranty and management systems and analytics to help dealerships manage and track performance.  Over 33,000 automotive dealerships worldwide use business solutions’ electronic parts catalogs, which are available in 26 different languages and support 15 automotive manufacturers and 31 brands. Business solutions’ products are also sold to over 85,000 dealers in the power equipment and power sports markets.  Snap-on believes that the strategic acquisition of ProQuest Business Solutions positions the company to add value for global OEMs and enhance the productivity and profitability of OEM dealerships, while affording growth opportunities for Snap-on’s other customers, associates and shareholders.

While progress in 2006 has been encouraging, the company believes there is still much more to be done to improve operating performance and profitability.  The strategic priorities and plans for 2007 will continue to build on the improvement initiatives already underway to achieve long-term profitable growth through increased sales and further lowering of costs.

In the Snap-on Tools Group, considerable progress was made in strengthening its operating and financial performance. Strategic priorities in 2006 focused on efforts to enhance Snap-on’s responsiveness to its franchisees and customers and to strengthen the financial and operating performance of both the franchisees and the company.

Through improvements in the company’s supply chain and the transition to a market-demand based replenishment system, Snap-on’s complete and on-time delivery rate for the top 88% of demanded stock keeping units (“SKUs”) improved to 93% in 2006, with a goal to achieve a 99% complete and on-time delivery rate on all SKUs by the end of 2007.  The Snap-on Tools Group also completed the transformation of its field support system to a “team-based” organization in 2006, which is designed to provide more specialized and focused support to its franchisees.  The company also implemented “pull marketing” efforts, such as increased media advertising, van merchandising and online Web site and e-news, to generate product excitement and drive increased traffic to the franchisee van.  In addition, the Snap-on Tools Group also revamped its warehouse distribution program and launched a new mid-tier product line aimed at capturing additional customers and capitalizing on more purchase occasions.

Segment net sales in the Snap-on Tools Group in 2006 were up 3.1% over 2005 levels, primarily due to a significant fourth-quarter sales increase in the United States, combined with continued growth in international sales.  Despite the sales increase and savings realized from Rapid Continuous Improvement (“RCI”) activities, operating earnings in 2006 of $37.6 million were negatively impacted by the $38.0 million pretax franchisee litigation settlement charge discussed above and by $13.3 million of higher planned costs to support the strategic supply chain and franchise system initiatives.

The Snap-on Tools Group 2007 strategic priorities will continue to build on the progress made in enhancing the franchise proposition and improving the supply chain, with specific initiatives focused on the following:

•                  Continue to improve franchisee profitability;

•                  Expand pull marketing initiatives;

•                  Capture additional customers;

•                  Improve service and value to franchisees and their customers; and

•                  Build on efforts to improve the supply chain through investments in manufacturing and extensive use of RCI.

By executing on these focus areas, along with a continued commitment to new, innovative products and the use of RCI to drive lower costs, Snap-on continues to believe that the company and its franchisees will continue to realize stronger growth and profitability.

In the Commercial & Industrial Group, progress continues to be made in improving operating performance.  Segment net sales in 2006 were up 5.6%, while operating earnings were up 52.6%.  Gross profit as a percentage of net sales increased 170 basis points (100 basis points equals 1.0 percent), or $41.2 million, over 2005 levels, reflecting higher sales and pricing, including sales growth in emerging markets, and improved productivity and efficiency savings.   Benefits from ongoing cost reduction and RCI actions, including increased production and sourcing of materials from lower-cost regions and facilities, were major contributors to the year-over-year earnings improvement. As a result of continued sales growth, as well as improved levels of customer service and savings from productivity, RCI and restructuring activities, operating earnings as a percentage of net sales in 2006 increased 270 basis points, or $36.6 million, over 2005 levels.

The Commercial & Industrial Group will continue to build on the following strategic priorities in 2007:

•                  Continue to invest in emerging market growth initiatives, such as China, India and Eastern Europe;

•                  Increase market share in industrial tools through continued improvements in fill rates and product innovation, and by reaching new customers;

•                  Continue to invest in productivity-enhancing products that utilize advanced technology; and

•                  Continue to rationalize the Group’s operating footprint and shift manufacturing activities to lower cost regions.

In the Diagnostics & Information Group, significant progress continues to be realized from the strategic focus on creating an integrated “information with instrumentation” business.  The Diagnostics & Information Group’s focus on RCI has resulted in a solid financial and operating platform.  The recent acquisition of business solutions, with its ability to consolidate and transform complex manufacturer data from disparate sources into cohesive, integrated and highly customized systems, was an important strategic addition for the company.  By integrating the complementary capabilities of business solutions with Snap-on’s other Diagnostics & Information product offerings, Snap-on believes that it has enhanced its ability to add value for global OEMs and their dealerships.

Snap-on acquired ProQuest Business Solutions for a preliminary purchase price of approximately $516 million (including $8 million of estimated transaction costs) and the assumption of approximately $19 million of debt.  Snap-on funded the acquisition through the issuance of approximately $305 million of commercial paper and with available cash on hand.  The excess of the fair value of the assets and liabilities acquired resulted in the recording of $344.6 million of goodwill, on a preliminary basis.  The preliminary purchase price allocation is based upon the estimated fair values of the assets and liabilities acquired, and are subject to change upon the completion of the purchase accounting.  The preliminary purchase price is also subject to a working capital adjustment that is expected to be finalized in the first six months of 2007.  The Diagnostics & Information Group includes the impact of the November 28, 2006, acquisition of ProQuest Business Solutions on a prospective basis.

The Diagnostics & Information Group will build on the following strategic priorities in 2007:

•                  Continued growth in the base businesses and emerging markets;

•                  Successfully integrate the ProQuest Business Solutions acquisition;

•                  Leverage the opportunities afforded from the ProQuest Business Solutions acquisition to drive further innovation and growth;

•                  Continued focus on reducing complexity and structural costs; and

•                  Achieving faster product-development cycles.

Segment net sales in 2006 were up 21.2% largely due to sales growth in the OEM equipment solutions business.  Operating earnings in 2006 increased $15.0 million, or 32%, driven by higher year-over-year sales and an ongoing focus on RCI and cost reduction.  For the approximate five-week period from the November 28, 2006, acquisition date through year end, the ProQuest Business Solutions acquisition contributed $20.4 million to 2006 sales and $4.8 million to operating earnings.

Cash Flows

In 2006, Snap-on continued to deliver strong cash flow from operations. Cash generated from operating activities was $203.4 million in 2006.  The company used available cash on hand to fund, in part, approximately $203 million of the preliminary purchase price of the ProQuest Business Solutions acquisition, pay dividends totaling $63.6 million, repurchase over 2.6 million shares of Snap-on common stock for $109.8 million, and invest $50.5 million in capital expenditures.  In conjunction with its purchase of ProQuest Business Solutions, Snap-on also issued approximately $305 million of commercial paper; these commercial paper borrowings were repaid, in part, with proceeds from a $300 million long-term debt offering completed by the company on January 12, 2007.  See Note 2 to the Consolidated Financial Statements for further information on the ProQuest Business Solutions acquisition and Note 10 for additional information on the commercial paper borrowings and January 2007 debt offering.

Results of Operations

Fiscal 2006 vs. Fiscal 2005

Results of operations for the fiscal years ended December 30, 2006, and December 31, 2005, are as follows:

(Amounts in millions)	2006		2005		Increase/ (Decrease)
Net sales	$2,473.4	100.0%	$2,308.6	100.0%	$164.8	7.1%
Cost of goods sold	1,387.5	56.1%	1,288.7	55.8%	98.8	7.7%
Gross profit	1,085.9	43.9%	1,019.9	44.2%	66.0	6.5%
Financial services revenue	49.0	100.0%	53.6	100.0%	(4.6)	-8.6%
Financial services expenses	36.0	73.5%	37.9	70.7%	(1.9)	-5.0%
Operating income from financial services	13.0	26.5%	15.7	29.3%	(2.7)	-17.2%
Operating expenses:
Selling, general and administrative	896.0	36.2%	867.6	37.6%	28.4	3.3%
Litigation settlement	38.0	1.6%	—	—	38.0	N/M
Total operating expenses	934.0	37.8%	867.6	37.6%	66.4	7.7%
Operating earnings	164.9	6.5%	168.0	7.1%	(3.1)	-1.8%
Interest expense	20.6	0.8%	21.7	0.9%	(1.1)	-5.1%
Other (income) expense - net	(1.6)	-0.1%	(1.7)	-0.1%	(0.1)	-5.9%
Earnings before income taxes	145.9	5.8%	148.0	6.3%	(2.1)	-1.4%
Income tax expense	45.8	1.8%	55.1	2.4%	(9.3)	-16.9%
Net earnings	$100.1	4.0%	$92.9	3.9%	$7.2	7.8%

NM = not meaningful

Note:  Certain 2005 amounts have been reclassified to conform to the 2006 income statement presentation.

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

Net sales in 2006 increased $164.8 million, or 7.1%, from 2005 levels, including $11.3 million from currency translation. The increase in net sales includes higher sales in the Diagnostics & Information Group’s OEM equipment solutions business, and $20.4 million of sales for the approximate five-week period following the company’s November 28, 2006, acquisition of ProQuest Business Solutions.  Sales in the Commercial & Industrial Group also increased year over year primarily due to higher sales of tools for U.S. commercial and industrial applications, improved worldwide sales of equipment products, along with continued growth in emerging markets. Sales in the Snap-on Tools Group increased $30.5 million, or 3.1%, over 2005 levels, reflecting sales increases in both the North American and international franchise operations.  See Note 2 to the Consolidated Financial Statements for information on the ProQuest Business Solutions acquisition.

Gross profit was $1,085.9 million, or 43.9% of net sales, in 2006, as compared to $1,019.9 million, or 44.2% of net sales, in 2005.  The $66.0 million increase in 2006 gross profit primarily reflects benefits from higher sales and pricing, as well as benefits from lower costs, including benefits from efficiency, productivity and cost reduction initiatives of $34.9 million.  The year-over-year increase in gross profit also includes $11.5 million from the fourth-quarter 2006 acquisition of ProQuest Business Solutions and $4.2 million of currency translation.  These increases in gross profit were partially offset by higher year-over-year production costs of $22.6 million, and “last-in, first-out” (“LIFO”) and other inventory expenses of $11.2 million, including a $1.0 million charge related to LIFO inventories in 2006 versus a comparable $8.8 million benefit in 2005.  Restructuring costs included in “Cost of goods sold” totaled $12.1 million in 2006, as compared to $3.0 million in 2005. The 30 basis point (100 basis points equals 1.0 percent) decline in year-over-year gross profit as a percentage of net sales also reflects the impact of a shift in product mix that included higher 2006 sales (and lower relative gross margin) in the OEM equipment solutions business.

Financial services operating income was $13.0 million on $49.0 million of revenue in 2006, as compared with $15.7 million of operating income on $53.6 million of revenue in 2005.  The decrease in operating income primarily reflects the impact of lower net interest spreads, partially offset by higher levels of originations.

Operating expenses in 2006 were $934.0 million, as compared to $867.6 million in 2005.  The $66.4 million increase in 2006 operating expenses is primarily due to the recording of a $38.0 million pretax charge in the second quarter of 2006 related to the settlement of franchisee litigation matters.  Operating expenses in 2006 also included $22.8 million in higher spending for strategic growth initiatives and $22.0 million of higher stock-based and performance-based incentive compensation, including $6.3 million in costs associated with the January 1, 2006, adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” on a prospective basis.   The year-over-year increase in 2006 operating expenses also includes $6.7 million of operating expenses from the acquisition of ProQuest Business Solutions and $2.7 million of currency translation. These increases in operating expenses were partially offset by benefits from efficiency and productivity initiatives of $15.3 million, as well as the absence of $3.0 million of costs incurred in 2005 to terminate a supplier relationship.   Restructuring costs included in “Operating expenses” totaled $9.6 million in 2006, as compared to $15.4 million in 2005.   See Note 16 to the Consolidated Financial Statements for information on the $38.0 million pretax franchisee litigation settlement.

Interest expense of $20.6 million in 2006 was slightly lower than the $21.7 million incurred in 2005 primarily due to lower average debt levels, including the October 3, 2005, repayment of $100 million of unsecured 6.625% notes.  The year-over-year decrease in interest expense was partially offset by the impacts of higher interest rates and $1.8 million of interest expense in 2006 related to the issuance of approximately $305 million of commercial paper obligations to finance, in part, the November 28, 2006, acquisition of ProQuest Business Solutions.  See Note 2 to the Consolidated Financial Statements for information on the ProQuest Business Solutions acquisition and Note 10 for information on the commercial paper borrowings.

Other income (expense) – net was income of $1.6 million in 2006, as compared to income of $1.7 million in 2005.  This line item includes the impact of all non-operating items such as interest income, minority interest, hedging and currency exchange rate transaction gains and losses, and other miscellaneous non-operating items.  Benefits from higher year-over-year interest income were offset by foreign exchange losses in 2006, as compared to foreign exchange gains in 2005.  Minority interest expense was $3.7 million in 2006, as compared to $3.6 million in 2005.

Snap-on’s effective tax rate was 31.4% in 2006, as compared with 37.2% in the prior year.  The lower effective tax rate in 2006 primarily reflects the mix of U.S. and non-U.S. earnings, including the impacts of the $38.0 million pretax franchisee litigation settlement charge tax effected at a higher U.S. tax rate, and the reversal of foreign income tax valuation allowances as a result of foreign restructuring and other activities.  Snap-on’s effective tax rate of 37.2% in 2005 included $3.3 million of additional U.S. income tax expense related to the repatriation of accumulated foreign earnings under the American Jobs Creation Act of 2004 (“the AJCA”).  Under the provisions of the AJCA, Snap-on repatriated approximately $93 million of qualifying dividends during the second half of 2005. See Note 9 to the Consolidated Financial Statements for further information on income taxes.

Net earnings in 2006 were $100.1 million, or $1.69 per diluted share, including a $23.4 million after-tax charge ($0.40 per diluted share) related to the resolution of the franchisee litigation settlement, as compared with net earnings of $92.9 million, or $1.59 per diluted share, in 2005.

Exit or Disposal Activities

See Note 8 to the Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance.  Snap-on’s reportable business segments include: (i) the Snap-on Tools Group (formerly known as the Snap-on Dealer Group); (ii) the Commercial & Industrial Group; (iii) the Diagnostics & Information Group; and (iv) Financial Services.  The Snap-on Tools Group consists of the business operations serving the worldwide franchise van channel. The Commercial & Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchise distribution channels.  The Diagnostics & Information Group consists of the business operations providing diagnostics applications, electronic parts catalogs, vehicle service information, business management systems, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. The Diagnostics & Information Group includes the impact of the November 28, 2006, acquisition of ProQuest Business Solutions on a prospective basis. Financial Services consists of the business operations of Snap-on Credit LLC (“SOC”), a consolidated, 50%-owned joint venture between Snap-on and The CIT Group, Inc. (“CIT”), and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has franchise operations.  See Note 7 to the Consolidated Financial Statements for information on SOC.

Snap-on evaluates the performance of its operating segments based on segment revenues and operating earnings.  For the Snap-on Tools, Commercial & Industrial, and Diagnostics & Information Groups, segment net sales include both external and intersegment sales.  Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments.  Identifiable assets by segment are those assets used in the respective reportable segment’s operations.  Intersegment amounts are eliminated to arrive at consolidated financial results.

Snap-on Tools Group

(Amounts in millions)	2006		2005		Increase/ (Decrease)
Segment net sales	$1,025.0	100.0%	$994.5	100.0%	$30.5	3.1%
Cost of goods sold	577.3	56.3%	548.9	55.2%	28.4	5.2%
Gross profit	447.7	43.7%	445.6	44.8%	2.1	0.5%
Operating expenses:
Selling, general and administrative	372.1	36.3%	363.4	36.5%	8.7	2.4%
Litigation settlement	38.0	3.7%	—	—	38.0	NM
Total operating expenses	410.1	40.0%	363.4	36.5%	46.7	12.9%
Segment operating earnings	$37.6	3.7%	$82.2	8.3%	$(44.6)	-54.3%

NM = not meaningful

Segment net sales in 2006 increased $30.5 million from 2005 levels including $28.4 million of higher sales and $2.1 million of currency translation.  Sales in the North American franchise operations were up 3.1% over 2005 levels, primarily driven by a significant year-over-year increase in fourth-quarter U.S. sales, partially offset by a lower average number of U.S. franchisees in 2006.  The average number of U.S. franchisees in 2006 was down 3.0% from 2005 levels.  As the company continues implementing its strategic initiatives to improve the franchise system, it anticipates that the decline in the number of U.S. franchisees will moderate.   In 2006,

international sales were up 3.1% from 2005 levels, largely due to strong sales growth in the United Kingdom and Australia, and currency translation.

Segment gross profit of $447.7 million in 2006 was up slightly from $445.6 million in 2005.  The $2.1 million increase in 2006 gross profit primarily reflects the higher sales and selling prices, as well as lower costs of $17.3 million from efficiency and productivity initiatives.  These increases were partially offset by higher production costs, and $10.5 million of increased year-over-year LIFO and other inventory expenses, including a $1.0 million charge related to LIFO inventories in 2006, versus a comparable $8.8 million benefit in 2005.  Snap-on also incurred $2.0 million of higher restructuring costs in 2006 primarily related to the expected mid-2007 closure of its Johnson City, Tennessee, hand tool facility.  Snap-on expects to phase out production at the Johnson City facility and transfer production to other Snap-on hand tool facilities and suppliers.  Gross profit as a percentage of segment sales was 43.7%, down 110 basis points from 44.8% in the prior year. Operating expenses in 2006 were up $46.7 million from prior-year levels, primarily due to the $38.0 million pretax franchisee litigation settlement charge, $13.3 million of higher costs, including $1.7 million of restructuring-related costs, to support strategic supply chain and franchise system initiatives, and $5.5 million of higher performance-based incentive compensation.  These increases were partially offset by $4.6 million of benefits from cost reduction initiatives and the absence of $3.0 million of costs incurred in 2005 to terminate a supplier relationship.  As a result of these factors, segment operating earnings declined $44.6 million from 2005 levels.

Commercial & Industrial Group

(Amounts in millions)	2006		2005		Increase/ (Decrease)
External net sales	$1,048.6	88.0%	$1,009.0	89.4%	$39.6	3.9%
Intersegment net sales	143.4	12.0%	120.2	10.6%	23.2	19.3%
Segment net sales	1,192.0	100.0%	1,129.2	100.0%	62.8	5.6%
Cost of goods sold	756.3	63.4%	734.7	65.1%	21.6	2.9%
Gross profit	435.7	36.6%	394.5	34.9%	41.2	10.4%
Operating expenses	329.5	27.7%	324.9	28.7%	4.6	1.4%
Segment operating earnings	$106.2	8.9%	$69.6	6.2%	$36.6	52.6%

Segment net sales in 2006 increased $62.8 million, or 5.6%, from 2005 levels due to $54.9 million of higher sales and $7.9 million of currency translation.  The $54.9 million sales increase primarily reflects growth in emerging markets, higher worldwide equipment and power tool sales, and increased sales of tools for U.S. commercial and industrial applications.

Segment gross profit of $435.7 million in 2006 was up $41.2 million, or 170 basis points as a percentage of segment sales, over 2005 levels.  The improvement in 2006 gross profit primarily reflects benefits from increased sales of higher-margin products and improved pricing, savings of $16.7 million from productivity and efficiency initiatives, including increased production and sourcing of materials from lower-cost regions and facilities, and $2.4 million of currency translation.  These improvements were partially offset by $5.7 million of higher restructuring costs, primarily related to manufacturing footprint initiatives in Europe, and $3.7 million of higher material and production costs.  Operating expenses increased $4.6 million, but decreased 100 basis points as a percentage of segment sales, from 2005 levels.  The operating expense increase includes higher sales related expenses, $6.7 million of increased spending to support the expansion of Snap-on’s sales and manufacturing presence in emerging growth markets and lower-cost regions, higher performance-based incentive compensation of $2.1 million, and $1.6 million of currency translation.  These increases were partially offset by $6.5 million of benefits from efficiency and productivity initiatives and $3.6 million of lower restructuring costs.  As a result of these factors, segment operating earnings in 2006 increased $36.6 million over 2005 levels.

Diagnostics & Information Group

(Amounts in millions)	2006		2005		Increase/ (Decrease)
External net sales	$399.8	76.2%	$305.1	70.5%	$94.7	31.0%
Intersegment net sales	124.7	23.8%	127.6	29.5%	(2.9)	-2.3%
Segment net sales	524.5	100.0%	432.7	100.0%	91.8	21.2%
Cost of goods sold	322.0	61.4%	252.9	58.4%	69.1	27.3%
Gross profit	202.5	38.6%	179.8	41.6%	22.7	12.6%
Operating expenses	140.6	26.8%	132.9	30.8%	7.7	5.8%
Segment operating earnings	$61.9	11.8%	$46.9	10.8%	$15.0	32.0%

Segment net sales of $524.5 million in 2006 increased $91.8 million, or 21.2%, from 2005 levels, largely due to higher sales in the OEM equipment solutions business, $20.4 million of incremental sales for the approximate five-week period following the company’s November 28, 2006, acquisition of ProQuest Business Solutions, and increased sales of Mitchell1TM information products.  Currency translation contributed $1.8 million to the year-over-year sales increase.

Segment gross profit of $202.5 million in 2006 was up $22.7 million from 2005 levels primarily due to the higher sales, including $11.5 million from the ProQuest Business Solutions acquisition, and $2.2 million of benefits from efficiency and productivity initiatives, partially offset by $1.4 million of higher restructuring costs. As a percentage of segment net sales, gross profit margin of 38.6% was down 300 basis points from 2005 levels, reflecting a shift in product mix that included higher 2006 sales (and lower relative gross margin) in the OEM equipment solutions business.  Operating expenses in 2006 of $140.6 million were up $7.7 million from 2005 levels.  The increase in year-over-year operating expenses primarily includes $6.7 million of operating expenses from the ProQuest Business Solutions acquisition and $4.5 million of higher spending to support strategic growth initiatives, partially offset by $3.3 million of benefits from efficiency and productivity initiatives.  As a result of these factors, segment operating earnings in 2006 increased $15.0 million over 2005 levels.

Financial Services

(Amounts in millions)	2006		2005		Increase/ (Decrease)
Financial services revenue	$49.0	100.0%	$53.6	100.0%	$(4.6)	-8.6%
Financial services expenses	36.0	73.5%	37.9	70.7%	(1.9)	-5.0%
Segment operating income	$13.0	26.5%	$15.7	29.3%	$(2.7)	-17.2%

Note: Certain 2005 amounts have been reclassified to conform to the 2006 income statement presentation.

Operating income was $13.0 million on $49.0 million of revenue in 2006, as compared with $15.7 million of operating income on $53.6 million of revenue in 2005.  The decrease in operating income primarily reflects the impact of lower net interest spreads, partially offset by a 2.9% increase in year-over-year originations.

Corporate

Snap-on’s general corporate expenses totaled $53.8 million in 2006, up from $46.4 million in 2005, primarily due to $15.2 million of increased stock-based and performance-based incentive compensation, including $6.3 million from the January 1, 2006, adoption of SFAS No. 123(R).  Increased expenses in 2006 also included $4.2 million of higher insurance and other costs.  These increases in expenses were partially offset by $9.5 million of benefits from cost reduction initiatives.  See Note 14 to the Consolidated Financial Statements for information on the company’s adoption of SFAS No. 123(R).

Fourth Quarter

Results of operations for the quarters ended December 30, 2006, and December 31, 2005, are as follows:

	Three Months Ended				Increase/
(Amounts in millions)	December 30, 2006		December 31, 2005		(Decrease)
Net sales	$656.0	100.0%	$563.4	100.0%	$92.6	16.4%
Cost of goods sold	371.6	56.6%	316.2	56.1%	55.4	17.5%
Gross profit	284.4	43.4%	247.2	43.9%	37.2	15.0%
Financial services revenue	14.8	100.0%	10.2	100.0%	4.6	45.1%
Financial services expenses	9.8	66.2%	7.4	72.5%	2.4	32.4%
Operating income from financial services	5.0	33.8%	2.8	27.5%	2.2	78.6%
Operating expenses	230.2	35.1%	206.4	36.6%	23.8	11.5%
Operating earnings	59.2	8.8%	43.6	7.6%	15.6	35.8%
Interest expense	7.0	1.0%	4.6	0.8%	2.4	52.2%
Other (income) expense - net	(1.2)	-0.2%	(3.9)	-0.7%	(2.7)	-69.2%
Earnings before income taxes	53.4	8.0%	42.9	7.5%	10.5	24.5%
Income tax expense	15.4	2.3%	15.5	2.7%	(0.1)	-0.6%
Net earnings	$38.0	5.7%	$27.4	4.8%	$10.6	38.7%

Note: Certain 2005 amounts have been reclassified to conform to the 2006 income statement presentation.

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

Net sales in the fourth quarter of 2006 increased $92.6 million, or 16.4%, from 2005 levels, including $15.9 million from currency translation.  The $92.6 million increase in net sales includes higher sales in the Diagnostics & Information Group’s OEM equipment solutions business, and $20.4 million of sales for the approximate five-week period from the company’s November 28, 2006, acquisition of ProQuest Business Solutions.  Sales in the Commercial & Industrial Group also increased year over year primarily due to higher sales of equipment worldwide, increased sales of professional tools in Europe, higher sales of power tools, and continued strong sales growth in emerging markets.  Sales in the Snap-on Tools Group increased $28.3 million, or 12.1%, over 2005 levels, largely driven by strong U.S. sales increases in the North American franchise operations and higher international sales.

Gross profit in 2006 was $284.4 million, or 43.4% of net sales, as compared to $247.2 million, or 43.9% of net sales, in 2005.  The $37.2 million improvement in 2006 gross profit primarily reflects benefits from higher sales and pricing, as well as benefits from lower costs, including savings from efficiency, productivity and cost reduction initiatives of $11.3 million, and $6.0 million of lower restructuring costs.  The acquisition of ProQuest Business Solutions contributed $11.5 million to the year-over-year increase in fourth quarter gross profit, and currency translation contributed $6.2 million.  These increases were partially offset by a shift in product mix that included higher sales (and lower relative gross margin) in the OEM equipment solutions business, $4.9 million of increased production and material costs, and $11.8 million of higher year-over-year LIFO related inventory expenses (charges of $4.1 million in 2006 and benefits of $7.7 million in 2005).

Operating expenses in 2006 were $230.2 million, as compared to $206.4 million in 2005.  The $23.8 million increase primarily includes $6.7 million of operating expenses from the business solutions acquisition, $5.5 million in higher costs for strategic growth initiatives, $4.3 million of currency translation, $2.8 million of higher stock-based and performance-based incentive compensation, and increased volume-related expenses.

Interest expense of $7.0 million in 2006 was up $2.4 million from 2005 levels, primarily due to $1.8 million of higher interest expense related to the issuance of approximately $305 million of commercial paper obligations to finance, in part, the November 28, 2006, acquisition of business solutions, and higher year-over-year interest rates.  See Note 2 to the Consolidated Financial Statements for further information on the

ProQuest Business Solutions acquisition and Note 10 for additional information on the commercial paper borrowings.

Other income (expense) – net was income of $1.2 million in 2006, as compared to income of $3.9 million in 2005.  The decrease in other income (expense) – net is primarily due to unfavorable year-over-year foreign exchange transaction losses and higher minority interest expense in 2006, partially offset by higher interest income.

Snap-on’s effective tax rate was 28.8% in 2006, as compared with 36.1% in the prior year.  The lower effective tax rate in 2006 primarily reflects the reversal of certain foreign income tax valuation allowances.  Snap-on’s effective tax rate of 36.1% in the fourth quarter of 2005 included $0.5 million of additional U.S. income tax expense as the actual amount of foreign dividends repatriated under the AJCA during 2005 was approximately $18 million higher than earlier estimates.  See Note 9 to the Consolidated Financial Statements for further information on income taxes.

Snap-on Tools Group

	Three Months Ended				Increase/
(Amounts in millions)	December 30, 2006		December 31, 2005		(Decrease)
Segment net sales	$261.6	100.0%	$233.3	100.0%	$28.3	12.1%
Cost of goods sold	154.5	59.1%	130.4	55.9%	24.1	18.5%
Gross profit	107.1	40.9%	102.9	44.1%	4.2	4.1%
Operating expenses	91.9	35.1%	82.3	35.3%	9.6	11.7%
Segment operating earnings	$15.2	5.8%	$20.6	8.8%	$(5.4)	-26.2%

Segment net sales in the fourth quarter of 2006 increased $28.3 million, or 12.1%, from 2005 levels, including $25.6 million of higher sales and $2.7 million of currency translation.  In North America, sales increased 11.7% year over year.  Snap-on believes the $28.3 million sales increase largely reflects the progress being made in its efforts to improve both the franchise system and order-fill rates though the global supply chain.  Sales in the international franchise operations increased 14.0% year over year, largely due to growth in the United Kingdom and Australia, and currency translation.

Segment gross profit of $107.1 million in 2006 was up $4.2 million over 2005 levels primarily due to the higher sales and selling prices, lower costs of $5.9 million from efficiency and productivity initiatives, and $1.1 million of currency translation.  These increases were partially offset by $11.8 million of higher year-over-year LIFO related inventory expenses (charges of $4.1 million in 2006 and benefits of $7.7 million in 2005), $4.6 million of higher production, material and other costs, and $2.1 million of increased restructuring costs related to the expected mid-2007 closure of the company’s Johnson City hand tool facility.  Operating expenses in 2006 were up $9.6 million from prior-year levels primarily due to higher volume-related expenses, as well as $2.2 million of higher costs to support strategic supply chain and franchise system initiatives, $1.3 million of increased performance-based compensation expense, $0.6 million of currency translation, and $0.5 million of higher year-over-year restructuring costs.  As a result of these factors, segment operating earnings in the fourth quarter of 2006 declined $5.4 million from 2005 levels.

Commercial & Industrial Group

	Three Months Ended				Increase/
(Amounts in millions)	December 30, 2006		December 31, 2005		(Decrease)
External net sales	$278.4	87.6%	$254.3	91.4%	$24.1	9.5%
Intersegment net sales	39.4	12.4%	23.9	8.6%	15.5	64.9%
Segment net sales	317.8	100.0%	278.2	100.0%	39.6	14.2%
Cost of goods sold	201.2	63.3%	178.1	64.0%	23.1	13.0%
Gross profit	116.6	36.7%	100.1	36.0%	16.5	16.5%
Operating expenses	84.4	26.6%	77.2	27.8%	7.2	9.3%
Segment operating earnings	$32.2	10.1%	$22.9	8.2%	$9.3	40.6%

Segment net sales in the fourth quarter of 2006 increased $39.6 million, or 14.2%, from 2005 levels, including $28.1 million of higher sales and $11.5 million of currency translation.  The $28.1 million sales increase primarily reflects higher sales of equipment products worldwide, increased sales of professional tools in Europe, higher sales of power tools, and continued strong sales growth in emerging markets.

Segment gross profit of $116.6 million in 2006 was up $16.5 million over 2005 levels.  The improvement in gross profit primarily reflects benefits from increased sales of higher-margin products and improved pricing, savings of $5.4 million from productivity and efficiency initiatives, including increased production and sourcing of materials from lower-cost regions and facilities, and $4.4 million of currency translation.  These improvements were partially offset by $3.9 million of higher restructuring costs, primarily related to manufacturing footprint initiatives in Europe.  Operating expenses of $84.4 million were up $7.2 million from 2005 levels, but improved 120 basis points as a percentage of segment sales.  The increase in operating expenses primarily includes higher volume-related expenses, $3.0 million of currency translation, and $1.6 million of increased spending to support the expansion of the company’s sales and manufacturing presence in emerging growth markets and lower cost-regions.   As a result of these factors, segment operating earnings in the fourth quarter of 2006 increased $9.3 million over 2005 levels.

Diagnostics & Information Group

	Three Months Ended				Increase/
(Amounts in millions)	December 30, 2006		December 31, 2005		(Decrease)
External net sales	$116.0	80.2%	$75.8	75.3%	$40.2	53.0%
Intersegment net sales	28.7	19.8%	24.9	24.7%	3.8	15.3%
Segment net sales	144.7	100.0%	100.7	100.0%	44.0	43.7%
Cost of goods sold	84.0	58.1%	56.5	56.1%	27.5	48.7%
Gross profit	60.7	41.9%	44.2	43.9%	16.5	37.3%
Operating expenses	39.4	27.2%	32.1	31.9%	7.3	22.7%
Segment operating earnings	$21.3	14.7%	$12.1	12.0%	$9.2	76.0%

Segment net sales of $144.7 million in the fourth quarter of 2006 increased $44.0 million, or 43.7%, from 2005 levels, largely due to higher sales in the OEM equipment solutions business, $20.4 million of sales for the approximate five-week period from the November 28, 2006, acquisition of ProQuest Business Solutions, and increased sales of Mitchell1 information products.  Currency translation also contributed $2.1 million to the year-over-year sales increase.

Segment gross profit of $60.7 million in 2006 increased $16.5 million from 2005 levels primarily due to the higher sales, including $11.5 million from the acquisition of business solutions.  As a percentage of segment net sales, the gross profit margin of 41.9% was down 200 basis points from 2005 levels, reflecting a shift in product mix that included higher 2006 sales (and lower relative gross margin) in the OEM equipment solutions business, partially offset by the higher relative gross margin impact from business solutions.  Operating expenses of $39.4 million were up $7.3 million from 2005 levels.  The increase in operating expenses primarily reflects $6.7 million of operating expenses for the business solutions acquisition and $1.7 million of higher strategic growth spending, partially offset by $1.5 million of benefits from efficiency and productivity initiatives.  As a result of these factors, segment operating earnings in the fourth quarter of 2006 increased $9.2 million over 2005 levels.

Financial Services

	Three Months Ended				Increase/
(Amounts in millions)	December 30, 2006		December 31, 2005		(Decrease)
Financial services revenue	$14.8	100.0%	$10.2	100.0%	$4.6	45.1%
Financial services expenses	9.8	66.2%	7.4	72.5%	2.4	32.4%
Segment operating income	$5.0	33.8%	$2.8	27.5%	$2.2	78.6%

Note: Certain 2005 amounts have been reclassified to conform to the 2006 income statement presentation.

Operating income was $5.0 million on $14.8 million of revenue in the fourth quarter of 2006, as compared with $2.8 million of operating income on $10.2 million of revenue in 2005.  The increase in operating income primarily reflects the impacts of reduced loan losses and higher effective yields.   Originations in the fourth quarter of 2006 were essentially flat with prior-year levels.

Corporate

Snap-on’s general corporate expenses totaled $14.5 million in the fourth quarter of 2006, down slightly from the $14.8 million incurred in the fourth quarter of 2005.  The year-over-year decrease in expenses primarily includes savings of $1.8 million from cost reduction initiatives, partially offset by $1.6 million of increased stock-based and performance-based incentive compensation, including $1.1 million from the January 1, 2006, adoption of SFAS No. 123(R).  See Note 14 to the Consolidated Financial Statements for information on the company’s adoption of SFAS No. 123(R).

Fiscal 2005 vs. Fiscal 2004

Results of operations for the fiscal years ended December 31, 2005, and January 1, 2005 (fiscal 2004), are as follows:

(Amounts in millions)	2005		2004		Increase/ (Decrease)
Net sales	$2,308.6	100.0%	$2,329.1	100.0%	$(20.5)	-0.9%
Cost of goods sold	1,288.7	55.8%	1,319.8	56.7%	(31.1)	-2.4%
Gross profit	1,019.9	44.2%	1,009.3	43.3%	10.6	1.1%
Financial services revenue	53.6	100.0%	78.1	100.0%	(24.5)	-31.4%
Financial services expenses	37.9	70.7%	44.0	56.3%	(6.1)	-13.9%
Operating income from financial services	15.7	29.3%	34.1	43.7%	(18.4)	-54.0%
Operating expenses	867.6	37.6%	901.1	38.7%	(33.5)	-3.7%
Operating earnings	168.0	7.1%	142.3	5.9%	25.7	18.1%
Interest expense	21.7	0.9%	23.0	1.0%	(1.3)	-5.7%
Other (income) expense - net	(1.7)	-0.1%	(1.1)	-0.1%	0.6	54.5%
Earnings before income taxes	148.0	6.3%	120.4	5.0%	27.6	22.9%
Income tax expense	55.1	2.4%	38.7	1.6%	16.4	42.4%
Net earnings	$92.9	3.9%	$81.7	3.4%	$11.2	13.7%

Note: Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 income statement presentation.

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

Net sales in 2005 decreased $20.5 million, or 0.9%, from 2004 levels due to $33.1 million of lower sales partially offset by $12.6 million of currency translation.  The $33.1 million sales decline principally reflects the impact of lower sales in the company’s North American franchise operations along with lower sales in the OEM equipment solutions and worldwide equipment businesses, partially offset by increased sales of tools for industrial and commercial applications, including growth in emerging markets, and higher international franchise sales.

Gross profit was $1,019.9 million, or 44.2% of net sales, in 2005, as compared to $1,009.3 million, or 43.3% of net sales, in 2004.  The $10.6 million, or 90 basis points as a percentage of net sales, improvement in year-over-year gross profit primarily reflects benefits from higher selling prices and lower costs, including benefits from efficiency and productivity initiatives of $15.4 million, higher LIFO inventory benefits of $5.6 million, $3.2 million of currency translation, and $2.5 million of lower pension, postretirement and insurance expenses due, in part, to favorable demographic changes in the company’s U.S. hourly pension plans, including a decline in the number of participants.  These year-over-year improvements in gross profit were partially offset by the impact of the lower sales volume, higher production costs in U.S. manufacturing facilities to improve order-fill rates, and $22.3 million of higher steel costs.  Restructuring costs included in “Cost of goods sold” totaled $3.0 million in 2005, as compared to $16.0 million in 2004.

Operating expenses in 2005 decreased $33.5 million, or 110 basis points as a percentage of net sales, from 2004 levels.  The decline in year-over-year operating expenses primarily reflects benefits of $41.4 million from efficiency and cost reduction initiatives, $12.7 million of lower bad debt expense and franchise termination costs, as well as the absence, in 2005, of both the $3.6 million charge for the U.S. General Services Administration (“GSA”) settlement and $3.3 million of severance costs related to the November 2004 resignation of the company’s former chairman, president and chief executive officer (“former officer”).  These decreases were partially offset by $6.9 million of higher pension, postretirement and insurance expenses, primarily due to demographic and actuarial assumption changes in the company’s U.S. salaried pension plans, $5.0 million of higher freight costs, largely due to fuel surcharges and more frequent shipments to franchisees, $4.0 million of currency translation, and $3.0 million of costs to terminate a supplier relationship.  Restructuring costs included in “Operating expenses” totaled $16.3 million in 2005, as compared to $5.7 million in 2004.

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

Snap-on’s effective tax rate of 37.2% for 2005 included $3.3 million of additional U.S. income tax expense related to the repatriation of accumulated foreign earnings under the AJCA.  Under the provisions of the AJCA, Snap-on repatriated approximately $93 million of qualifying dividends during the second half of 2005. Snap-on’s effective tax rate of 32.1% in 2004 benefited from the conclusion of prior-year tax matters.  See Note 9 to the Consolidated Financial Statements for further information on income taxes.

Exit or Disposal Activities

See Note 8 to the Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

Segment Results

Snap-on Tools Group

(Amounts in millions)	2005		2004		Increase/ (Decrease)
Segment net sales	$994.5	100.0%	$1,020.6	100.0%	$(26.1)	-2.6%
Cost of goods sold	548.9	55.2%	573.4	56.2%	(24.5)	-4.3%
Gross profit	445.6	44.8%	447.2	43.8%	(1.6)	-0.4%
Operating expenses	363.4	36.5%	366.8	35.9%	(3.4)	-0.9%
Segment operating earnings	$82.2	8.3%	$80.4	7.9%	$1.8	2.2%

Segment net sales in 2005 decreased $26.1 million, or 2.6%, from 2004 levels.  The year-over-year decrease reflects $30.8 million of lower sales, primarily due to a lower average number of U.S. franchise vans in operation in 2005, partially offset by higher sales in international markets and $4.7 million of currency translation.  The number of U.S. franchise vans in operation at December 31, 2005, was down 5.8% from year-end 2004 levels.

Segment gross profit in 2005 decreased $1.6 million, but increased 100 basis points as a percentage of segment sales, from 2004 levels.  The $1.6 million decrease reflects the impact of the lower sales, higher production costs in U.S. manufacturing facilities to improve order-fill rates and $9.8 million of higher steel costs. These declines were partially offset by benefits from higher selling prices, an improved mix of higher-margin diagnostics products, and lower depreciation, largely due to the absence of depreciation related to two U.S. hand-tool facility closures in 2004.  Gross profit in 2005 also benefited from $5.6 million of higher year-over-year LIFO inventory benefits, $8.5 million in lower restructuring costs, $2.5 million of currency translation and $2.2 million of lower pension, postretirement and insurance costs.  Operating expenses decreased $3.4 million year over year, but increased 60 basis points as a percentage of segment sales. The year-over-year decrease primarily includes benefits from efficiency and cost reduction initiatives of $9.1 million, lower bad debt expense and franchisee termination costs of $4.4 million, and the operating expense impact from lower sales. These decreases in operating expenses were partially offset by $4.8 million in higher restructuring costs related to 2005 severance actions, $3.0 million of costs incurred in the first quarter of 2005 to terminate a supplier relationship, $4.3 million of higher freight costs and $1.9 million of unfavorable currency translation.  As a result of these factors, segment operating earnings in 2005 increased $1.8 million, or 40 basis points as a percentage of segment sales, over prior-year levels.

Commercial & Industrial Group

(Amounts in millions)	2005		2004		Increase/ (Decrease)
External net sales	$1,009.0	89.4%	$987.2	88.9%	$21.8	2.2%
Intersegment net sales	120.2	10.6%	123.0	11.1%	(2.8)	-2.3%
Segment net sales	1,129.2	100.0%	1,110.2	100.0%	19.0	1.7%
Cost of goods sold	734.7	65.1%	735.2	66.2%	(0.5)	-0.1%
Gross profit	394.5	34.9%	375.0	33.8%	19.5	5.2%
Operating expenses	324.9	28.7%	351.5	31.7%	(26.6)	-7.6%
Segment operating earnings	$69.6	6.2%	$23.5	2.1%	$46.1	196.2%

Segment net sales in 2005 increased $19.0 million, or 1.7%, over 2004 levels.  The year-over-year increase includes $11.1 million from higher sales and $7.9 million of currency translation.  The $11.1 million sales increase primarily reflects higher sales and pricing of tools for industrial and commercial applications, including significant growth in emerging markets, and higher sales as a result of the launch of new power tool products.  These year-over-year increases in sales were partially offset by lower equipment sales due primarily to a continued soft European market, the impact from certain discontinued products, and a decline in equipment servicing revenues.

Segment gross profit in 2005 increased $19.5 million, or 110 basis points as a percentage of segment sales, over 2004 levels.  Benefits from higher sales and pricing, as well as lower costs, including benefits from efficiency and productivity initiatives of $12.5 million and lower year-over-year restructuring costs of $3.9 million, were partially offset by $12.5 million of higher steel costs.  Operating expenses decreased $26.6 million or 300 basis points as a percentage of segment sales.  The improvement in year-over-year operating expenses includes benefits from efficiency and cost reduction initiatives of $20.0 million, lower bad debt expense of $7.4 million, and the absence of the $3.6 million GSA settlement charge incurred in 2004.  These reductions in year-over-year operating expenses were partially offset by $2.2 million of increased freight costs, $2.1 million of unfavorable currency translation and $1.2 million of lower gains on sales of facilities.  As a result of these factors, segment operating earnings in 2005 increased $46.1 million over prior-year levels.

Diagnostics & Information Group

(Amounts in millions)	2005		2004		Increase/ (Decrease)
External net sales	$305.1	70.5%	$321.3	66.0%	$(16.2)	-5.0%
Intersegment net sales	127.6	29.5%	165.7	34.0%	(38.1)	-23.0%
Segment net sales	432.7	100.0%	487.0	100.0%	(54.3)	-11.1%
Cost of goods sold	252.9	58.4%	299.9	61.6%	(47.0)	-15.7%
Gross profit	179.8	41.6%	187.1	38.4%	(7.3)	-3.9%
Operating expenses	132.9	30.8%	139.8	28.7%	(6.9)	-4.9%
Segment operating earnings	$46.9	10.8%	$47.3	9.7%	$(0.4)	-0.8%

Segment net sales in 2005 decreased $54.3 million, or 11.1%, from 2004 levels, including $54.8 million of lower sales partially offset by $0.5 million of currency translation.  The $54.8 million sales decline primarily reflects the comparison against the 2004 successful launch of new, Snap-on brand diagnostics products, lower sales in the OEM equipment solutions business and the impact of state emission program updates that were not repeated in 2005.

Segment gross profit in 2005 decreased $7.3 million, but increased 320 basis points as a percentage of segment sales, from prior year.  The impact of lower sales and $1.3 million of higher freight costs was partially offset by benefits from lower costs, including benefits from efficiency and productivity initiatives of $4.8 million. Operating expenses decreased $6.9 million, but increased 210 basis points as a percentage of segment sales.  Benefits from continuous improvement actions of $6.9 million and lower bad debt expense of $2.5 million were partially offset by $2.7 million of higher year-over-year restructuring costs.  As a result, segment operating earnings in 2005 decreased $0.4 million, but increased 110 basis points as a percentage of segment sales, from prior-year levels.

Financial Services

(Amounts in millions)	2005		2004		Increase/ (Decrease)
Financial services revenue	$53.6	100.0%	$78.1	100.0%	$(24.5)	-31.4%
Financial services expenses	37.9	70.7%	44.0	56.3%	(6.1)	-13.9%
Segment operating income	$15.7	29.3%	$34.1	43.7%	$(18.4)	-54.0%

Note: Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 income statement presentation.

Segment revenues and operating income were $53.6 million and $15.7 million in 2005, down $24.5 million and $18.4 million from prior-year levels, primarily due to the impact of higher year-over-year interest rates in Snap-on’s domestic financing business, as well as an 11.4% decline in originations.

Corporate

Snap-on’s general corporate expenses totaled $46.4 million in 2005, up from $43.0 million in 2004.  Savings realized from cost reduction initiatives, as well as the absence, in 2005, of $3.3 million of severance costs related to the resignation of a former officer, were more than offset by higher pension and postretirement costs of $8.8 million primarily due to demographic and actuarial assumption changes in the company’s U.S. salaried pension plans, higher mark-to-market and other adjustments on stock-based incentive and deferred compensation plans of $2.5 million, and higher year-over-year restructuring costs of $1.3 million.  In addition, Snap-on’s North-American based Enterprise Resource Planning (“ERP”) system became fully depreciated mid 2004, resulting in lower depreciation expense year over year.

Financial Condition

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing.  Snap-on believes that its cash from operations, coupled with its sources of borrowings, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases and dividend payments.  Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost.  As of the close of business on February 16,

2007, Snap-on’s long-term debt and commercial paper was rated A3 and P-2 by Moody’s Investors Service and A- and A-2 by Standard & Poor’s.  Snap-on believes that the strength of its balance sheet, combined with its cash flows from operating activities, affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.

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

As of December 30, 2006, working capital (current assets less current liabilities) of $431.2 million was down $135.6 million from $566.8 million as of December 31, 2005, primarily due to the impacts from the company’s November 28, 2006, acquisition of ProQuest Business Solutions.

The following represents the company’s working capital position as of December 30, 2006, and December 31, 2005.

(Amounts in millions)	2006	2005
Cash and cash equivalents	$63.4	$170.4
Accounts receivable – net of allowances	559.2	485.9
Inventories	323.0	283.2
Other current assets	167.6	133.4
Total current assets	1,113.2	1,072.9

Accounts payable	(178.8)	(135.4)
Notes payable and current maturities of long-term debt	(43.6)	(24.8)
Other current liabilities	(459.6)	(345.9)
Total current liabilities	(682.0)	(506.1)

Total working capital	$431.2	$566.8

Cash at the end of 2006 was $63.4 million, down $107.0 million from year-end 2005 levels.  The decrease in cash from 2005 levels is the result of disbursing approximately $203 million of available cash on hand to fund, in part, the acquisition of ProQuest Business Solutions.  See Note 2 to the Consolidated Financial Statements for information on the ProQuest Business Solutions acquisition.

Accounts receivable at the end of 2006 was $559.2 million, up $73.3 million from year-end 2005 levels, including $35.0 million from the 2006 business solutions acquisition and $21.0 million of currency translation.  The year-over-year increase in accounts receivable also reflects the impact of higher sales in the fourth quarter of 2006, largely driven by increased sales in the Diagnostic & Information Group’s equipment solutions business.  Days sales outstanding at year-end 2006 was 76 days, as compared with 74 days at year-end 2005.

Inventories totaled $323.0 million at the end of 2006, up $39.8 million from year-end 2005 levels, including $15.3 million from currency translation. The year-over-year increase in inventories primarily reflects the impacts of the company’s decision to maintain higher inventory levels to better meet customer demand as it proceeds with implementing its strategic supply chain and other initiatives, and increased inventory associated with essential equipment and diagnostics deployments for major OEMs.  Inventories accounted for using the first-in, first-out (“FIFO”) method as of December 30, 2006, and December 31, 2005, approximated 62% and 63% of total inventories. All other inventories are accounted for using the LIFO cost method.  The company’s LIFO reserve increased from $82.1 million at December 31, 2005, to $86.7 million at December 30, 2006. Inventory turns (full year cost of goods sold divided by the average of the beginning and ending inventory balances for the year) at December 30, 2006, were 4.6 turns as compared to 4.1 turns at year-end 2005.

Accounts payable at December 30, 2006, was $178.8 million, up $43.4 million from year-end 2005 levels primarily due to the timing of payments and higher inventory levels, as well as $6.3 million from currency translation and $6.1 million from the acquisition of business solutions.

Notes payable and long-term debt at December 30, 2006, was $549.2 million, up $322.7 million from $226.5 million at December 31, 2005, primarily due to the company’s issuance of approximately $305 million of commercial paper to fund, in part, the company’s November 28, 2006, acquisition of ProQuest Business Solutions.  At December 30, 2006, Snap-on had commercial paper outstanding of $314.9 million. Snap-on has presented $300.0 million of the commercial paper as “Long-term debt” on the accompanying December 30, 2006, Consolidated Balance Sheet.  On January 9, 2007, Snap-on entered into an agreement pursuant to which the company agreed to sell $300 million of floating and fixed rate notes consisting of $150 million of floating rate notes due in 2010 and $150 million of 5.5% fixed rate notes due in 2017.  The $300 million offering of debt securities closed on January 12, 2007.  Snap-on used the net proceeds from the sale of the notes to repay commercial paper obligations issued to finance the acquisition of ProQuest Business Solutions. As of January 12, 2007, the company also terminated a $250 million bridge credit agreement that Snap-on established prior to its acquisition of ProQuest Business Solutions.  No commercial paper was outstanding at December 31, 2005.  Notes payable under uncommitted lines of credit and other arrangements totaled $28.6 million, at December 30, 2006, and $20.9 million at December 31, 2005.  Amounts payable to CIT pursuant to a working capital agreement with SOC totaled $0.1 million at December 30, 2006, and $3.9 million at December 31, 2005. See Note 2 to the Consolidated Financial Statements for information on the company’s acquisition of ProQuest Business Solutions.

At December 30, 2006, Snap-on had a $400 million multi-currency revolving credit facility that terminates on July 27, 2009, and the $250 million bridge credit agreement (discussed above) that was subsequently terminated on January 12, 2007.  The $400 million credit facility’s financial covenant requires that Snap-on maintain a ratio of debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00.  As of December 30, 2006, Snap-on believes that it was in compliance with all covenants of its revolving and bridge credit facilities.

At December 30, 2006, Snap-on also had $20 million of unused committed bank lines of credit, of which $10 million expires on July 29, 2007, and $10 million expires on August 31, 2007.  At December 30, 2006, Snap-on had approximately $355 million of unused available debt capacity under the terms of its revolving and bridge credit facilities and its committed bank lines of credit. As of the close of business on February 16, 2007, Snap-on had approximately $360 million of unused debt capacity under the terms of its revolving credit facilities and its committed bank lines of credit.

In August 2001, Snap-on issued $200 million of unsecured notes that require semiannual interest payments at the rate of 6.25%; the notes mature in their entirety on August 15, 2011.

Snap-on maintains sufficient committed lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis.  Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facilities and committed lines of credit.  The company accesses short-term debt markets, predominantly through commercial paper issuances, to fund its short-term requirements and to ensure near-term liquidity.  Near-term liquidity requirements for Snap-on in 2007 include the funding of its investments in capital expenditures and restructuring activities, payments for litigation settlements, payments of dividends, interest and share repurchases.  Snap-on expects to make contributions to its foreign pension plans in 2007 of $7.5 million; Snap-on is not required to make a contribution to its domestic pension plans in 2007.  Depending on market and other conditions, however, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2007.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs.  See Note 10 to the Consolidated Financial Statements for further information on Snap-on’s debt and credit facilities.

The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flow.

Cash flow provided from operating activities was $203.4 million in 2006, as compared to $221.1 million in 2005.  The $17.7 million decrease in cash flow from operating activities in 2006 includes the impacts of higher levels of accounts receivable, primarily driven by the year-over-year fourth quarter sales increase, higher inventory levels to better meet customer demand as the company proceeds with implementing its strategic supply chain and other initiatives, and increased inventory associated with essential equipment and diagnostics deployments for major OEMs.  Cash flow from operating activities in 2004 included a $63.6 million voluntary U.S. pension contribution and a $10.0 million payment to the U.S. Department of Justice pursuant to an agreement to resolve a government audit relating to two contracts with the GSA, partially offset by a $10.7 million income tax refund, primarily resulting from a fourth-quarter 2003 voluntary U.S. pension contribution.

Depreciation in 2006 was $48.5 million, compared with $49.5 million in 2005 and $58.5 million in 2004. The decline in depreciation from 2004 levels reflects the absence of depreciation for both the company’s North-American based ERP system, which became fully depreciated mid-year 2004, and two U.S. hand-tool facilities that were closed in 2004.  Amortization expense was $3.4 million in 2006, $2.7 million in 2005 and $2.5 million in 2004.

Capital expenditures in 2006 were $50.5 million, compared to $40.1 million in 2005 and $38.7 million in 2004.  Capital expenditures in all three years reflect new product-related, safety, quality, efficiency and cost-reduction capital investments, including the installation of new production equipment and machine tooling to enhance manufacturing and distribution operations, as well as ongoing replacements of manufacturing and distribution facilities and equipment.  Capital spending in 2006 included higher levels of spending to support the company’s strategic supply chain initiatives and for the replacement and enhancement of its existing global ERP management information system, which began in 2006 and will continue over a period of several years.  Snap-on believes that its cash generated from operations, as well as the funds available from its credit facilities, will be sufficient to fund the company’s capital expenditure requirements in 2007.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable.  In 2006, Snap-on repurchased 2,616,618 shares of common stock for $109.8 million under its previously announced share repurchase programs.  The cash used to repurchase shares of common stock was partially offset by $89.5 million of proceeds from stock purchase and option plan exercises and $10.9 million of related excess tax benefits. As of December 30, 2006, Snap-on has remaining availability to repurchase up to an additional $152.1 million in common stock pursuant to the Board of Directors’ authorizations.  The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.  Snap-on repurchased 912,100 shares of common stock for $32.1 million in 2005 and 1,200,000 shares of common stock for $38.2 million in 2004.  Snap-on believes that its cash generated from operations, as well as the funds available from its credit facilities, will be sufficient to fund the company’s share repurchases in 2007.

On October 3, 2005, Snap-on repaid its $100 million, 10-year, 6.625% unsecured notes upon their maturity. The $100 million debt repayment was made with available cash on hand.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939.  Cash dividends paid in 2006, 2005 and 2004 totaled $63.6 million, $57.8 million and $57.7 million.  At the beginning of fiscal 2006, the company’s board of directors increased the quarterly cash dividend by 8% to $0.27 per share.

	2006	2005	2004
Cash dividends paid per common share	$1.08	$1.00	$1.00
Cash dividends paid as a percent of prior-year retained earnings	5.6%	5.2%	5.3%

Snap-on believes that its cash generated from operations, as well as the funds available from its credit facilities, will be sufficient to pay dividends in 2007.

Contractual Obligations and Commitments

A summary of Snap-on’s future contractual obligations and commitments as of December 30, 2006, are as follows:

(Amounts in millions)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual obligations:
Long-term debt	$516.2	$10.6	$7.4	$348.2	$150.0
Interest on fixed rate debt	140.5	20.8	41.5	36.8	41.4
Operating leases	95.7	26.5	33.7	12.8	22.7
Capital leases	30.7	1.3	2.7	3.0	23.7
Purchase obligations	5.3	2.7	2.6	—	—
Total	$788.4	$61.9	$87.9	$400.8	$237.8

At December 30, 2006, Snap-on had commercial paper outstanding of $314.9 million.  Snap-on has presented $300.0 million of the $314.9 million in commercial paper borrowings as “Long-term debt” on the accompanying December 30, 2006, Consolidated Balance Sheet as the company intended, and had the available debt capacity, to refinance these borrowings on a long-term basis.  The company has excluded payments related to its pension and postretirement benefit plans from the contractual obligation table above.  See Notes 12 and 13 to the Consolidated Financial Statements for information on the company’s benefit plans and payments.

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of December 30, 2006.

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

Consolidated Joint Venture

SOC, a consolidated, 50%-owned joint venture between Snap-on and CIT, provides a broad range of financial services to Snap-on’s U.S. franchisee and customer network and to Snap-on’s industrial and other customers. Snap-on began consolidating SOC as of the beginning of Snap-on’s 2004 fiscal year, as a result of the adoption of Financial Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities (an interpretation of ARB No. 51).”  Prior to fiscal 2004, Snap-on accounted for SOC using the equity method. Snap-on and CIT have identical voting and participation rights and responsibilities in SOC.  See Notes 1 and 7 to the Consolidated Financial Statements for further information on SOC.

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

SOC sells substantially all of its originated contracts on a limited recourse basis to CIT, net of certain fees, and SOC continues to service these contracts for an estimated market-rate servicing fee.  In 2006, SOC originated contracts totaling $426.8 million, as compared to $413.8 million in 2005 and $481.2 million in 2004.

Financial information regarding SOC loan originations is as follows:

(Amounts in millions)	2006	2005	2004
Originations:
Extended-credit receivables	$356.2	$327.0	$371.9
Equipment leases	28.8	41.1	44.5
Franchisee financing	41.8	45.7	64.8
Total	$426.8	$413.8	$481.2

Number of accounts outstanding:
Extended-credit receivables	172,703	172,147	183,502
Equipment leases	10,710	12,045	12,823
Franchisee financing	3,306	3,477	3,866
Total	186,719	187,669	200,191

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

Other Legal Matters

On May 16, 2006, Snap-on reached an agreement to settle certain legal matters related to certain then current and former franchisees on a class basis. The court gave its final approval to the class settlement on October 27, 2006.  Under the terms of the settlement, Snap-on agreed to make payments to claimants and class counsel, plus incur certain other  costs and expenses.  Snap-on recorded a $38.0 million pretax charge in the second quarter of 2006 representing its best estimate to settle these legal matters.   Snap-on disbursed funds of approximately $14 million for related legal fees, settlements and other expenses in the fourth quarter of 2006, and the company expects to disburse additional amounts, including amounts  to the class claimants, beginning in the first quarter of 2007.  Snap-on has not admitted any wrongdoing by way of this settlement.

Snap-on is also involved in various other legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these other legal matters, management believes that the results will not have a material impact on Snap-on’s consolidated financial position or results of operations.

New Accounting Standards

See Note 1 to the Consolidated Financial Statements for information on new accounting standards.

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

Revenue Recognition: Snap-on derives revenue primarily from the sale of tools, diagnostics and equipment solutions for professional tool and equipment users.  Snap-on markets its products and services through the worldwide franchise mobile van channel, company direct sales, and independent distributor and other non-franchise channels, including its public Internet Web site.  Snap-on also derives revenue from various financing programs to facilitate the sales of its products.

Snap-on recognizes revenue from the sale of tools, diagnostics and equipment solutions when all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) delivery has occurred or services have been rendered.  Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer.  For sales contingent upon customer acceptance or product installation, revenue recognition is deferred until such obligations are fulfilled.  As required by SFAS No. 48, “Revenue Recognition When Right of Return Exists,” estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and assumptions for the gross profit margin and volume of future sales returns.  Provisions for customer volume rebates, discounts and allowances are also recorded as a reduction of reported revenues at the time of sale based on historical experience and known trends.  Revenue related to maintenance and subscription agreements is recognized over the term of the agreement.

Financial Services Revenue:  In addition to its sales of tools, diagnostics and equipment solutions, Snap-on also generates revenue from various financing programs that include (i) loans to franchisees; and (ii) loans to the franchisees’ customer network and to Snap-on’s industrial and other customers for the purchase of tools and equipment on an extended-term payment plan.  These financing programs are offered through SOC, a consolidated, 50%-owned joint venture with CIT, and the company’s wholly owned international finance subsidiaries. Financial services revenue consists of SOC’s sales of originated contracts to CIT and service fee income, as well as installment contract revenue and franchisee loan receivable revenue derived from SOC and Snap-on’s wholly owned international finance operations. The decision to finance through Snap-on or another financing entity is solely at the election of the customer. When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay including financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. Contracts originated by SOC and subsequently sold to CIT are also subject to the underwriting approval of CIT.

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

Allowances for Doubtful Accounts: Snap-on’s accounts receivable are reported net of estimated bad debt allowances, which are regularly evaluated by management for adequacy. The evaluations take into consideration various financial and qualitative factors that may affect customers’ ability to pay.  These factors may include customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.  Snap-on regularly reviews the allowance estimation process and adjusts the allowances as appropriate.  It is possible, however, that the accuracy of Snap-on’s estimation process could be adversely impacted if the financial condition of its customers were to deteriorate.  The company does not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas.

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

Warranty Accruals: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded.  Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred.  See Note 16 to the Consolidated Financial Statements for further information on Snap-on’s warranty accrual.

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

Pension expense increases as the expected rate of return on plan assets decreases.  Lowering the expected rate of return assumption for Snap-on’s domestic pension plan assets by 0.5% would increase Snap-on’s 2006 domestic pension expense by approximately $3.3 million.  At year-end 2006, Snap-on’s domestic plan assets comprised approximately 88% of Snap-on’s worldwide pension plan assets.  See Note 12 to the Consolidated Financial Statements for further information on Snap-on’s pension plans.

Snap-on establishes the discount rate using the current rates earned on long-term bonds with a Moody’s Aa rating.  Pension expense and projected benefit obligation both increase as the discount rate is reduced.  Lowering Snap-on’s domestic discount rate assumption by 0.5% would increase Snap-on’s 2006 domestic pension expense and projected benefit obligation by approximately $3.8 million and $40.8 million, respectively.  At year-end 2006, Snap-on’s domestic projected benefit obligation comprised approximately 82% of Snap-on’s worldwide projected benefit obligation.

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

Stock-based Compensation: Effective January 1, 2006, the company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method.  SFAS No. 123(R) requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  That cost, based on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the service in exchange for the award.  No compensation cost is recognized for awards for which employees do not render the requisite service.  Upon adoption, the grant-date fair value of employee share options and similar instruments was estimated using the Black-Scholes valuation model.

The Black-Scholes valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different from that depicted in the financial statements.

Outlook

Snap-on anticipates operating and earnings improvements in 2007. Snap-on will continue implementing its strategic and rapid continuous improvement initiatives in 2007, including its focus on product innovation, strengthening the franchise proposition, enhancing customer service, improving manufacturing and process effectiveness, lowering administrative costs, and pursuing growth initiatives.

Snap-on expects to incur approximately $26 million to $30 million of restructuring costs in 2007, up from $22 million in 2006, as part of its ongoing efforts to lower its cost structure and improve process effectiveness. Snap-on anticipates 2007 capital expenditures to be in a range of $50 million to $60 million, and depreciation and amortization expense, including higher levels of intangible amortization from the business solutions acquisition, to be in a range of $70 million to $75 million. As a result of higher debt levels from the business solutions acquisition, Snap-on anticipates incurring approximately $18 million to $20 million of higher year-over-year interest expense in 2007. Snap-on believes its 2007 effective tax rate will approximate 34.5%.

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

Foreign Currency Risk Management

Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations and restrictions on movement of funds. Foreign exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency.  To manage these exposures, Snap-on identifies naturally offsetting positions and then generally purchases hedging instruments to protect the residual net anticipated exposures.  Snap-on’s financial position and results of operations have not been materially affected by such events to date.  See Note 11 to the Consolidated Financial Statements for further information on foreign currency risk management.

Interest Rate Risk Management

Snap-on’s interest rate risk management policies are designed to reduce the potential earnings volatility that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities.  See Note 11 to the Consolidated Financial Statements for further information on interest rate risk management.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at December 30, 2006, was $0.3 million on interest rate-sensitive financial instruments and $0.2 million on foreign currency-sensitive financial instruments.  The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing ability, past payment experience, credit bureau information and other financial and qualitative factors that may affect the borrower’s ability to repay.  Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate.  In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC loan originations with recourse provisions against Snap-on (primarily for franchisee van loans).  At December 30, 2006, $16.2 million of loans originated by SOC have a recourse provision to Snap-on if the loans become more than 90 days past due.  For additional information on SOC, refer to the section entitled “Consolidated Joint Venture” in this Management’s Discussion and Analysis and Notes 1 and 7 to the Consolidated Financial Statements.

Commodity Risk

The company is a purchaser of certain commodities such as steel, natural gas and electricity.  The company is also a purchaser of components and parts that are integrated into the company’s end products, as well as the purchaser of certain finished goods, all of which may contain various commodities including steel, aluminum and others.  Snap-on’s supply of raw materials and purchased components are generally and readily available from numerous suppliers.

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

We believe our ability to sell our products is also dependent on the number of vehicles on the road, the number of miles driven and the general aging of vehicles. These factors affect the frequency, type and amount of service and repair performed on vehicles by technicians, and therefore affect the demand for the number of technicians, the prosperity of the technicians and, subsequently, the demand the technicians have for our tools, other products and services, and the value they place on those products and services. To the extent that gasoline prices increase, consumers may turn to other, non-gasoline based, methods of transportation, including more frequent use of public transportation.  A decrease in the use of gasoline consuming vehicles may lead to fewer repairs and less demand for our products.

To the extent that commodity prices increase and the company does not have firm pricing agreements with its suppliers, the company may experience margin declines to the extent that it is not able to increase the selling prices of its products.

Item 8: Financial Statements and Supplementary Data

The financial statements and schedules are listed on page 49 and are incorporated by reference in this Item 8.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Snap on maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that material information relating to the company and its consolidated subsidiaries is timely communicated to the officers who certify Snap on’s financial reports and to other members of senior management and the Board of Directors, as appropriate.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 30, 2006.  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 30, 2006 to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in internal control over financial reporting that occurred during the quarter ended December 30, 2006, that have materially affected, or are reasonably likely to materially affect, Snap on’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. As permitted by the Public Company Accounting Oversight Board auditing standards, the company’s November 28, 2006, acquisition of ProQuest Business Solutions (which represented 23.7% of total assets at December 30, 2006, and less than 1% of 2006 net sales) was excluded from the scope of management’s assessment of internal control over financial reporting as of December 30, 2006.  Based on this assessment, the company’s management believes that, as of December 30, 2006, our internal control over financial reporting was effective.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 30, 2006, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Snap-on Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at ProQuest Business Solutions, which was acquired on November 28, 2006, and whose financial statements constitute 23.7 percent of net assets as of December 30, 2006 and less than 1 percent of 2006 net sales. Accordingly, our audit did not include the internal control over financial reporting at ProQuest Business Solutions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 30, 2006, of the Company and our report dated February 19, 2007, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R).

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Milwaukee, WI
February 19, 2007

Item 9B: Other Information

None.

PART III

Item 10: Directors and Executive Officers of the Registrant

Incorporated by reference to sections entitled “Item 1: Election of Directors,” “Corporate Governance Practices and Board Information” and “Other Information” in Snap-on’s Proxy Statement, which is expected to be mailed to shareholders on or around March 13, 2007.

The Section 16(a) filing compliance disclosure pursuant to Item 405 of Regulation S-K is contained in Snap-on’s Proxy Statement, which is expected to be mailed to shareholders on or around March 13, 2007, in the section entitled “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The executive officers of Snap-on, their ages, and their titles as of December 30, 2006, and positions held during the last five years are listed below.

Jack D. Michaels (69) – Chairman, President and Chief Executive Officer since November 2004.  Prior to joining Snap-on, Mr. Michaels was Chairman of the Board of HNI Corporation, a manufacturer and marketer of office furniture and gas and wood-burning fireplaces, since 1996.  Mr. Michaels was also HNI’s Chief Executive Officer from 1991 to 2004 and President from 1990 to 2003.

Martin M. Ellen (53) – Senior Vice President – Finance and Chief Financial Officer since November 2002.  Prior to joining Snap-on, Mr. Ellen was Vice President and Chief Financial Officer for Cabot Microelectronics Corporation, a spin-off of Cabot Corporation, from March 2001 through October 2002.

Alan T. Biland (48) – Senior Vice President and President – Snap-on Tools Company LLC since March 2005.  Chief Information Officer and President - Diagnostics & Information Group from June 2001 to March 2005.

Nicholas T. Pinchuk (60) – Senior Vice President and President - Worldwide Commercial & Industrial Group since June 2002.  Prior to joining Snap-on, Mr. Pinchuk was President of Global Refrigeration Operations for Carrier Corporation, a producer of air conditioning, heating and refrigeration systems, and a subsidiary of United Technologies Corporation.

Constance R. Johnsen (49) – Vice President and Controller since October 2003.  Director, Corporate Financial Reporting from July 2000 to October 2003.

Susan F. Marrinan (58) – Vice President, Secretary and Chief Legal Officer since January 2004.  Vice President, Secretary and General Counsel from January 1992 to January 2004.

Jeanne M. Moreno (52) – Vice President and Chief Information Officer since March 2005.  Prior to joining Snap-on, Ms. Moreno was Senior Vice President of Corporate Services and Chief Information Officer for Citrix Systems, a leader in access infrastructure software.

Thomas J. Ward (54) – Senior Vice President and President – Diagnostics & Information Group since March 2005 and President – Sales and Franchising from April 2006 to January 2007.  President – Worldwide Diagnostics from July 2001 to March 2005.

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

Code of Ethics and Web site Disclosure

Snap-on has adopted a written code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, Vice President and Controller, and all other financial officers and executives performing similar functions.  Snap-on has posted a copy of the code of ethics in the Investors/Corporate Governance section on the company’s Web site at www.snapon.com.  Shareholders may request a copy of the code of ethics in print, free of charge, by written request directed to the Corporate Secretary, 2801 80th Street, Kenosha, Wisconsin 53143.  Snap-on will also post any amendments to these documents, or information about any waivers granted to directors or executive officers with respect to the Code of Business Conduct and Ethics, on the company’s Web site at www.snapon.com.

Snap-on intends to satisfy the disclosure requirements under Item 10 of Form 10-K regarding amendments to, or waivers from, the code of ethics by posting such information in the Investors section of its corporate Web site at www.snapon.com.

Item 11: Executive Compensation

The information required by Item 11 is contained in Snap-on’s Proxy Statement, which is expected to be mailed to shareholders on or around March 13, 2007, in the sections entitled “Executive Compensation,” “Board Compensation,” “Compensation Committee Report,” and “Other Information” and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about Snap-on’s equity compensation plans as of December 30, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,820,563	(1)	$33.39	(2)	4,688,773	(3)
Equity compensation plans not approved by security holders	64,626	(4)	Not Applicable		—	(5)
Total	2,885,189		$33.39		4,688,773	(5)

(1)             Includes (i) options to acquire 687,647 shares granted under the 1986 Incentive Stock Program; (ii) options to acquire 2,071,568 shares granted under the 2001 Incentive Stock and Awards Plan; (iii) 61,348 shares represented by deferred share units under the Directors’ Fee Plan. Excludes 348,608 shares issuable in connection with the vesting of performance based restricted share units and restricted stock under the 2001 Incentive Stock and Awards Plan. Also excludes shares of common stock that may be issuable under the employee stock purchase plan and the dealer stock purchase plan.

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

(3)             Includes (i) 4,172,256 shares reserved for issuance under the 2001 Incentive Stock and Awards Plan (which may be issued upon the exercise of stock options or granted as restricted stock or restricted share units); (ii) 164,846 shares reserved for issuance under the Directors’ Fee Plan; and (iii) 351,671 shares reserved for issuance under the employee stock purchase plan.

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

The additional information required by Item 12 is contained in Snap-on’s Proxy Statement, which is expected to be mailed to shareholders on or around March 13, 2007, in the sections entitled “Executive Compensation,” “Security Ownership of Management and Certain Beneficial Owners” and “Other Information” and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

Incorporated by reference to the sections entitled “Corporate Governance Practices and Board Information – Board Information” and “Other Information – Transactions with the Company” in Snap-on’s Proxy Statement, which is expected to be mailed to shareholders on or around March 13, 2007.

Item 14: Principal Accountant Fees and Services

Incorporated by reference to the section entitled “Deloitte & Touche LLP Fee Disclosure” in Snap-on’s Proxy Statement, which is expected to be mailed to shareholders on or around March 13, 2007.

PART IV

Item 15: Exhibits and Financial Statement Schedules

Item 15(a): Documents Filed as Part of This Report:

1.  List of Financial Statements

The following consolidated financial statements of Snap-on and the Report of Independent Registered Public Accounting Firm thereon, are filed as part of this report:

•                  Report of Independent Registered Public Accounting Firm.

•                  Consolidated Statements of Earnings for the years ended December 30, 2006, December 31, 2005, and January 1, 2005.

•                  Consolidated Balance Sheets as of December 30, 2006, and December 31, 2005.

•                  Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 30, 2006, December 31, 2005, and January 1, 2005.

•                  Consolidated Statements of Cash Flow for the years ended December 30, 2006, December 31, 2005, and January 1, 2005.

•                  Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3.  List of Exhibits

The exhibits filed with or incorporated by reference in this report are as specified in the exhibit index on pages 88 through 90 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Snap-on Incorporated:

We have audited the accompanying consolidated balance sheets of Snap-on Incorporated and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Snap-on Incorporated and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 1 and 14 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based compensation to adopt Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As described in Notes 1, 12 and 13 to the consolidated financial statements, the Company recognized the funded status of its benefit plans in accordance with the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), as of December 30, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Milwaukee, WI
February 19, 2007

Consolidated Statements of Earnings

	For the Fiscal Years Ended
(Amounts in millions, except per share data)	2006	2005	2004
Net sales	$2,473.4	$2,308.6	$2,329.1
Cost of goods sold	(1,387.5)	(1,288.7)	(1,319.8)
Gross profit	1,085.9	1,019.9	1,009.3

Financial services revenue	49.0	53.6	78.1
Financial services expenses	(36.0)	(37.9)	(44.0)
Operating income from financial services	13.0	15.7	34.1

Operating expenses	(934.0)	(867.6)	(901.1)
Operating earnings	164.9	168.0	142.3

Interest expense	(20.6)	(21.7)	(23.0)
Other income (expense) - net	1.6	1.7	1.1
Earnings before income taxes	145.9	148.0	120.4
Income tax expense	(45.8)	(55.1)	(38.7)
Net earnings	$100.1	$92.9	$81.7

Earnings per share:
Basic	$1.72	$1.61	$1.41
Diluted	$1.69	$1.59	$1.40

Weighted-average shares outstanding:
Basic	58.3	57.8	57.9
Effect of dilutive options	0.9	0.6	0.4
Diluted	59.2	58.4	58.3
Dividends paid per common share	$1.08	$1.00	$1.00

See Notes to Consolidated Financial Statements

Consolidated Balance Sheets

	December 30,	December 31,
(Amounts in millions, except share data)	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$63.4	$170.4
Accounts receivable - net of allowances	559.2	485.9
Inventories	323.0	283.2
Deferred income tax benefits	76.0	76.3
Prepaid expenses and other assets	91.6	57.1
Total current assets	1,113.2	1,072.9
Property and equipment - net	297.1	295.5
Deferred income tax benefits	55.3	57.8
Goodwill	776.1	398.3
Other intangibles - net	257.8	64.0
Pension assets	14.0	20.6
Other assets	141.0	99.3
Total assets	$2,654.5	$2,008.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$178.8	$135.4
Notes payable and current maturities of long-term debt	43.6	24.8
Accrued benefits	41.4	35.4
Accrued compensation	90.4	62.2
Franchisee deposits	48.5	44.4
Deferred subscription revenue	25.3	26.6
Income taxes	37.8	33.1
Other accrued liabilities	216.2	144.2
Total current liabilities	682.0	506.1
Long-term debt	505.6	201.7
Deferred income taxes	88.9	75.3
Retiree health care benefits	69.6	90.8
Pension liabilities	113.9	92.7
Other long-term liabilities	118.2	79.6
Total liabilities	1,578.2	1,046.2

Shareholders’ equity
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,081,801 and 67,049,257 shares)	67.1	67.0
Additional paid-in capital	121.9	113.3
Retained earnings	1,180.3	1,143.8
Accumulated other comprehensive income (loss)	21.2	(56.6)
Grantor Stock Trust at fair market value (407,485 and 3,204,308 shares)	(19.4)	(120.3)
Treasury stock at cost (8,503,482 and 5,886,864 shares)	(294.8)	(185.0)
Total shareholders’ equity	1,076.3	962.2
Total liabilities and shareholders’ equity	$2,654.5	$2,008.4

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Amounts in millions, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Grantor Stock Trust	Treasury Stock	Total Shareholders’ Equity
Balance at January 3, 2004	$67.0	$94.5	$1,084.7	$38.6	$(159.2)	$(114.7)	$1,010.9
Comprehensive income (loss):
Net earnings for 2004	—	—	81.7	—	—	—	81.7
Foreign currency translation	—	—	—	65.9	—	—	65.9
Mark to market for cash flow hedges, net of tax of $0.9 million (net unrealized holding gains of $1.1 million and net losses reclassified to net income of $0.4 million)	—	—	—	1.5	—	—	1.5
Minimum pension liability, net of tax of $14.3 million	—	—	—	23.1	—	—	23.1
Total comprehensive income (loss)	—	—	—	—	—	—	172.2
Cash dividends - $1.00 per share	—	—	(57.7)	—	—	—	(57.7)
Dividend reinvestment plan	—	1.4	—	—	—	—	1.4
Stock compensation plans	—	0.2	—	—	—	—	0.2
Grantor Stock Trust – 729,248 shares	—	—	—	—	20.1	—	20.1
Share repurchases – 1,200,000 shares	—	—	—	—	—	(38.2)	(38.2)
Dealer stock purchase plan discount	—	0.1	—	—	—	—	0.1
Accelerated vesting of stock options	—	0.4	—	—	—	—	0.4
Tax benefit from certain stock options	—	1.3	—	—	—	—	1.3
Adjustment of Grantor Stock Trust to fair market value	—	7.9	—	—	(7.9)	—	—
Balance at January 1, 2005	67.0	105.8	1,108.7	129.1	(147.0)	(152.9)	1,110.7
Comprehensive income (loss):
Net earnings for 2005	—	—	92.9	—	—	—	92.9
Foreign currency translation	—	—	—	(92.5)	—	—	(92.5)
Mark to market for cash flow hedges, net of tax of $0.2 million (net unrealized holding losses of $0.5 million and net losses reclassified to net income of $0.2 million)	—	—	—	(0.3)	—	—	(0.3)
Minimum pension liability, net of tax of $58.8 million	—	—	—	(92.9)	—	—	(92.9)
Total comprehensive income (loss)	—	—	—	—	—	—	(92.8)
Cash dividends - $1.00 per share	—	—	(57.8)	—	—	—	(57.8)
Dividend reinvestment plan	—	1.2	—	—	—	—	1.2
Stock compensation plans	—	0.2	—	—	—	—	0.2
Grantor Stock Trust – 1,074,253 shares	—	—	—	—	29.6	—	29.6
Share repurchases – 912,100 shares	—	—	—	—	—	(32.1)	(32.1)
Tax benefit from certain stock options	—	3.2	—	—	—	—	3.2
Adjustment of Grantor Stock Trust to fair market value	—	2.9	—	—	(2.9)	—	—
Balance at December 31, 2005	67.0	113.3	1,143.8	(56.6)	(120.3)	(185.0)	962.2
Comprehensive income (loss):
Net earnings for 2006	—	—	100.1	—	—	—	100.1
Foreign currency translation	—	—	—	73.8	—	—	73.8
Mark to market for cash flow hedges, net of tax of $0.1 million (net unrealized holding losses of $0.5 million and net losses reclassified to net income of $0.4 million)	—	—	—	(0.1)	—	—	(0.1)
Minimum pension liability, net of tax of $58.8 million	—	—	—	93.1	—	—	93.1
Total comprehensive income (loss)	—	—	—	—	—	—	266.9
Cash dividends - $1.08 per share	—	—	(63.6)	—	—	—	(63.6)
Dividend reinvestment plan and other	0.1	1.2	—	—	—	—	1.3
Stock compensation plans	—	10.6	—	—	—	—	10.6
Grantor Stock Trust – 2,796,823 shares	—	—	—	—	87.1	—	87.1
Share repurchases – 2,616,618 shares	—	—	—	—	—	(109.8)	(109.8)
Tax benefit from certain stock options	—	10.6	—	—	—	—	10.6
Adjustment of Grantor Stock Trust to fair market value	—	(13.8)	—	—	13.8	—	—
Adjustment to adopt SFAS No. 158, net of tax of $55.9 million	—	—	—	(89.0)	—	—	(89.0)
Balance at December 30, 2006	$67.1	$121.9	$1,180.3	$21.2	$(19.4)	$(294.8)	$1,076.3

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flow

	For the Fiscal Years Ended
(Amounts in millions)	2006	2005	2004
Operating activities:
Net earnings	$100.1	$92.9	$81.7
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	48.5	49.5	58.5
Amortization of other intangibles	3.4	2.7	2.5
Stock-based compensation expense	16.6	—	—
Excess tax benefits from stock-based compensation	(10.9)	—	—
Deferred income tax provision (benefit)	(7.3)	14.6	21.6
Loss (gain) on sale of assets	0.1	(1.1)	(2.8)
Loss (gain) on mark to market for cash flow hedges	—	(0.1)	1.5
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in receivables	(19.3)	31.5	38.6
(Increase) decrease in inventories	(22.2)	39.5	23.7
(Increase) decrease in prepaid and other assets	(16.3)	20.2	(81.9)
Increase (decrease) in accounts payable	31.8	(51.3)	(9.6)
Increase (decrease) in accruals and other liabilities	78.9	22.7	13.0
Net cash provided by operating activities	203.4	221.1	146.8

Investing activities:
Capital expenditures	(50.5)	(40.1)	(38.7)
Acquisitions of businesses – net of cash acquired	(507.4)	—	—
Proceeds from disposal of property and equipment	11.7	8.9	17.3
Other	—	0.3	0.6
Net cash used in investing activities	(546.2)	(30.9)	(20.8)

Financing activities:
Net proceeds from commercial paper	314.9	—	—
Payment of long-term debt	—	(100.3)	(0.5)
Net decrease in short-term borrowings	(8.9)	(2.5)	(2.9)
Purchase of treasury stock	(109.8)	(32.1)	(38.2)
Proceeds from stock purchase and option plans	89.5	31.1	23.6
Cash dividends paid	(63.6)	(57.8)	(57.7)
Excess tax benefits from stock-based compensation	10.9	—	—
Net cash provided (used) by financing activities	233.0	(161.6)	(75.7)

Effect of exchange rate changes on cash and cash equivalents	2.8	(8.2)	3.6
Increase (decrease) in cash and cash equivalents	(107.0)	20.4	53.9
Cash and cash equivalents at beginning of year	170.4	150.0	96.1
Cash and cash equivalents at end of year	$63.4	$170.4	$150.0

Supplemental cash flow disclosures:
Cash paid for interest	$(17.9)	$(21.4)	$(22.9)
Net cash paid for income taxes	(49.8)	(30.5)	(22.0)

See Notes to Consolidated Financial Statements

Note 1: Summary of Accounting Policies

Principles of consolidation and presentation: The consolidated financial statements include the accounts of Snap-on Incorporated (“Snap-on” or “the company”), its majority-owned subsidiaries, and Snap-on Credit LLC (“SOC”), a 50%-owned joint venture with The CIT Group, Inc. (“CIT”).  The consolidated financial statements do not include the accounts of the company’s independent franchisees.  Snap-on’s consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  All significant intercompany accounts and transactions have been eliminated.  Certain prior-year amounts on the Consolidated Statements of Earnings have been reclassified to conform to the current-year presentation.

Fiscal year accounting period: Snap-on’s fiscal year ends on the Saturday nearest December 31. The 2006, 2005 and 2004 fiscal years each contained 52 weeks and ended on December 30, 2006, December 31, 2005, and January 1, 2005, respectively.

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

Revenue recognition: Snap-on derives revenue primarily from the sale of tools, diagnostics and equipment solutions for professional users.  Snap-on markets its products and services through the worldwide franchise mobile van channel, company direct sales, and independent distributor and other non-franchise channels, including its public Internet Web site.  Snap-on also derives revenue from various financing programs to facilitate the sales of its products.

Snap-on recognizes revenue from the sale of tools, diagnostics and equipment solutions when all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) delivery has occurred or services have been rendered.  Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer.  For sales contingent upon customer acceptance or product installation, revenue recognition is deferred until such obligations are fulfilled.  As required by Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and assumptions for the gross profit margin and volume of future sales returns.  Provisions for customer volume rebates, discounts and allowances are also recorded as a reduction of reported revenues at the time of sale based on historical experience and known trends.  Revenue related to maintenance and subscription agreements is recognized over the term of the agreement.

Financial services revenue:  In addition to its sales of tools, diagnostics and equipment solutions, Snap-on also generates revenue from various financing programs that include (i) loans to franchisees; and (ii) loans to the franchisees’ customer network and to Snap-on’s industrial and other customers for the purchase of tools and equipment on an extended-term payment plan.  These financing programs are offered through SOC and the company’s wholly owned international finance subsidiaries.  Financial services revenue consists of SOC’s sales of originated contracts to CIT and service fee income, as well as installment contract revenue and franchisee loan receivable revenue derived from SOC and Snap-on’s wholly owned international finance operations.  The decision to finance through Snap-on or another financing entity is solely at the election of the customer.  When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay including financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.  Contracts originated by SOC and subsequently sold to CIT are also subject to the underwriting approval of CIT.

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

Research and engineering: Research and engineering costs are charged to expense in the year incurred. For 2006, 2005 and 2004, research and engineering costs totaled $45.7 million, $50.0 million and $58.2 million.

Shipping and handling: Amounts billed to customers for shipping and handling are included as a component of sales.  Costs incurred by Snap-on for shipping and handling are generally included as a component of cost of goods sold when the costs relate to manufacturing activities.  In 2006, 2005 and 2004, Snap-on incurred shipping and handling charges of $21.5 million, $17.9 million and $17.0 million that were recorded in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings.  Shipping and handling costs incurred in conjunction with selling or distribution activities are generally included as a component of operating expenses.  In 2006, 2005 and 2004, Snap-on incurred shipping and handling charges of $66.3 million, $62.6 million and $57.8 million that were recorded in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

Advertising and promotion: Production costs of future media advertising are deferred until the advertising occurs.  All other advertising and promotion costs are generally expensed when incurred. For 2006, 2005 and 2004, advertising and promotion expense totaled $56.4 million, $47.1 million and $49.8 million.

Warranties: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded.  See Note 16 for further information on warranties.

Minority interest: Minority interest in income of consolidated subsidiaries for 2006, 2005 and 2004 totaled $3.7 million, $3.6 million and $2.0 million and is included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. At the end of 2006 and 2005, minority interest in subsidiaries totaled $16.8 million and $16.4 million and is included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.

Foreign currency translation: The financial statements of Snap-on’s foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.”  Assets and liabilities of foreign subsidiaries are translated at current rates of exchange, and income and expense items are translated at the average exchange rate for the period. The resulting translation adjustments are recorded directly into “Accumulated other comprehensive income (loss)” in the accompanying Consolidated Balance Sheets. Foreign exchange transactions resulted in a pretax loss of $1.2 million in 2006, a pretax gain of $0.7 million in 2005 and a pretax loss of $0.7 million in 2004.  Foreign exchange transaction gains and losses are reported in “Other income (expense) - net” on the accompanying Consolidated Statements of Earnings.

Income taxes: Deferred income taxes are provided for temporary differences arising from differences in bases of assets and liabilities for tax and financial reporting purposes.  Deferred income taxes are recorded on temporary differences at the tax rate expected to be in effect when the temporary differences reverse. See Note 9 for further information on income taxes.

Per share data: Basic earnings per share calculations were computed by dividing net earnings by the corresponding weighted-average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method.  Snap-on had dilutive shares as of year-end 2006, 2005 and 2004, of 911,697 shares, 584,222 shares  and 448,098 shares.  Options to purchase 23,000 shares, 612,892 shares and 2,352,111 shares of Snap-on common stock at year-end 2006, 2005 and 2004 were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common stock for the respective year and, as a result, the effect on earnings per share would be anti-dilutive.

Stock-based compensation: Effective January 1, 2006, the company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method.  SFAS No. 123(R) requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  That cost, based on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the service in exchange for the award.  No compensation cost is recognized for awards for which employees do not render the requisite service.  Upon adoption, the grant-date fair value of employee share options and similar instruments was estimated using the Black-Scholes valuation model.

The Black-Scholes valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different from that depicted in the financial statements.

Derivatives: Snap-on utilizes derivative financial instruments, including interest rate swaps and foreign exchange contracts, to manage its exposure to interest rate and foreign currency exchange rate risks.  Snap-on accounts for its derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149.  Snap-on does not hold or issue financial instruments for speculative or trading purposes. See Note 11 for further information on derivatives.

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

Approximately 3,200 employees, or 26% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements.  Approximately 1,560 employees are covered under agreements expiring in 2007.  In recent years, Snap-on has not experienced any significant work slow-downs, stoppages or other labor disruptions.

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

Inventories:  Snap-on adopted the LIFO inventory valuation method in 1973 for its U.S. locations.  Snap-on’s U.S. inventories accounted for on LIFO consist of purchased product and inventory manufactured at the company’s heritage U.S. manufacturing facilities (primarily hand tools and tool storage).  As Snap-on began acquiring businesses in the 1990’s, the company retained the FIFO inventory valuation methodology used by the predecessor businesses prior to their acquisition by Snap-on; the company does not adopt the LIFO inventory valuation methodology for new acquisitions.  See Note 4 for further information on inventories.

Property and equipment: Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over estimated useful lives. Major repairs that extend the useful life of an asset are capitalized, while routine maintenance and repairs are expensed as incurred.  Capitalized software included in property and equipment reflects costs related to internally developed or purchased software for internal use and is amortized on a straight-line basis over their estimated useful lives. Long-lived assets are evaluated for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  See Note 5 for further information on property and equipment.

Goodwill and other intangible assets: SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the testing of goodwill and indefinite-lived intangible assets for impairment, at least annually. Snap-on evaluates annually, and when significant changes in expected long-term performance or other events arise, the existence of goodwill and indefinite-lived intangible asset impairment on the basis of whether the assets are fully recoverable from projected, discounted cash flows of the related business unit.  See Note 6 for further information on goodwill and other intangible assets.

New accounting standards: Effective January 1, 2006, the company adopted SFAS No. 123(R) using the modified prospective method.  See Note 14 for information regarding stock-based compensation.

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

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  Snap-on will adopt FIN No. 48 in the first quarter of fiscal 2007, effective as of December 31, 2006, the beginning of the company’s 2007 fiscal year.  The company is assessing the impact the adoption of FIN No. 48 will have on the company’s consolidated financial position and results of operations.

The FASB released SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements.  SFAS No. 157 will be effective for Snap-on as of December 30, 2007, the beginning of the company’s fiscal-2008 year.  The company is assessing the impact the adoption of SFAS No. 157 will have on the company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the over-funded or under-funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur.  SFAS No. 158 requires an employer to initially apply the requirement to recognize the funded status of a benefit plan as of the end of the employer’s fiscal year ending after December 16, 2006.  In addition, SFAS No. 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position for fiscal years ending after December 15, 2008.   Retrospective application of the recognition and fiscal year-end measurement date provisions of SFAS No. 158 is not permitted.

The amounts recognized in Snap-on’s Consolidated Balance Sheet as of December 30, 2006, before applying SFAS No. 158, including amounts required to recognize additional minimum pension liability, have been adjusted for gains and losses, prior service costs and credits, and transition assets that have not yet been included in net periodic benefit costs as of December 30, 2006.  These amounts are recognized on the accompanying Consolidated Statements of Shareholders’ Equity and Comprehensive Income as components of the ending balance of accumulated other comprehensive income, net of tax.

The incremental effects of the initial application of SFAS No. 158 to Snap-on’s December 30, 2006, Consolidated Balance Sheet were as follows:

(Amounts in millions)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Deferred income tax benefit	$20.1	$55.9	$76.0
Pension assets	136.1	(122.1)	14.0
Total assets	2,720.7	(66.2)	2,654.5
Accrued benefits	31.4	10.0	41.4
Total current liabilities	672.0	10.0	682.0
Retiree health care benefits	91.9	(22.3)	69.6
Pension liabilities	78.8	35.1	113.9
Total liabilities	1,555.4	22.8	1,578.2
Accumulated other comprehensive income (loss)	110.2	(89.0)	21.2
Total shareholders’ equity	1,165.3	(89.0)	1,076.3

The adoption of SFAS No. 158 had no effect on Snap-on’s net earnings.  See Notes 12 and 13 for additional disclosures related to Snap-on’s pension and postretirement health care plans.

Note 2: Acquisitions

On November 28, 2006, Snap-on acquired the ProQuest Business Solutions business and certain net assets (collectively, “ProQuest Business Solutions” or “business solutions”) from ProQuest Company for a preliminary purchase price of $516 million of cash (including an estimated $8 million of transaction costs) and the assumption of approximately $19 million of debt.  The preliminary purchase price is subject to a working capital adjustment that is expected to be finalized in the first six months of 2007.  ProQuest Business Solutions is headquartered in Richfield, Ohio, and is a world leader in automotive parts and service information. Its products are aimed at helping original equipment manufacturers (“OEMs”) and their dealers enhance their service operations.  Business solutions’ products include integrated software, services and systems that transform complex technical data for parts catalogs into easily accessed electronic information (electronic parts catalogs).  Other business solutions’ products and services include warranty and management systems and analytics to help dealerships manage and track performance.

The ProQuest Business Solutions acquisition was accounted for using the purchase method of accounting and, accordingly, its operating results were included in the company’s accompanying Consolidated Statements of Earnings from the date of acquisition. The allocation of the excess purchase price, including acquisition costs, over the estimated fair value of the assets acquired and liabilities assumed, amounted to $344.6 million on a preliminary basis and has been recorded as “Goodwill” on the accompanying Consolidated Balance Sheets. The preliminary purchase price allocation is based upon the estimated fair values of the assets and liabilities acquired, and are subject to change upon the completion of purchase accounting, including the finalization of preliminary asset valuations.  All of the ProQuest Business Solutions goodwill was assigned to the company’s Diagnostic & Information segment and the company preliminarily expects approximately $325 million of the goodwill to be deductible for tax purposes.

The company is performing, or engaging a third party business valuation appraiser to assist in, the valuation of the assets of the ProQuest Business Solutions acquisition. The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed of ProQuest Business Solutions as of the date of the acquisition:

(Amounts in millions)	Amount
Assets acquired:
Current assets, including cash of $9.5 million	$48.5
Property and equipment	8.4
Intangible other assets	192.9
Goodwill	344.6
Other long-term assets	35.7
Total assets acquired	$630.1

Liabilities assumed:
Current liabilities	$33.8
Debt	19.2
Other long-term liabilities	61.1
Total liabilities assumed	$114.1
Preliminary net assets acquired	$516.0

The intangible assets consist of, on a preliminary basis, $164.6 million in customer-related assets with a 16 year average life and $28.3 million of developed technology with a five year average life.

In the first quarter of 2006, the company also acquired the remaining 45% ownership interest in a joint venture for $0.9 million.

Pro forma Information

The following unaudited pro forma information presents the results of operations of Snap-on as if the ProQuest Business Solutions acquisition had taken place at the beginning of fiscal 2005. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of Snap-on that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of Snap-on.

	For the Fiscal Years Ended
(Amounts in millions, except per share data)	2006	2005
Net sales:
As reported	$2,473.4	$2,308.6
Pro forma	2,663.1	2,491.5

Operating earnings:
As reported	$164.9	$168.0
Pro forma	204.4	200.7

Net earnings:
As reported	$100.1	$92.9
Pro forma	110.8	100.2

Basic earnings per share:
As reported	$1.72	$1.61
Pro forma	1.90	1.73

Diluted earnings per share:
As reported	$1.69	$1.59
Pro forma	1.87	1.72

Note 3: Accounts Receivable

Accounts receivable include trade accounts, installment and other receivables, including the current portion of franchisee financing receivables. The components of Snap-on’s current accounts receivable as of fiscal year-end 2006 and 2005 are as follows:

(Amounts in millions)	2006	2005
Trade accounts receivable	$477.6	$414.8
Installment receivables, net of unearned finance charges of $7.3 million in both periods	62.4	51.0
Other accounts receivable	52.1	55.0
Total	592.1	520.8
Allowances for doubtful accounts	(32.9)	(34.9)
Total accounts receivable - net	$559.2	$485.9

The long-term portion of accounts receivable is classified in “Other assets” on the accompanying Consolidated Balance Sheets and is comprised of installment and other receivables, including franchisee financing receivables, with payment terms that are due beyond one year.  The components of Snap-on’s long-term accounts receivable as of fiscal year-end 2006 and 2005 are as follows:

(Amounts in millions)	2006	2005
Installment receivables, net of unearned finance charges of $9.2 million and $9.4 million	$42.6	$41.2
Other long-term accounts receivable	28.3	18.9
Total	$70.9	$60.1

The following is a rollforward of the allowance for doubtful accounts for fiscal 2006, 2005 and 2004:

(Amounts in millions)	Balance at Beginning of Year	Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 30, 2006	$34.9	$25.8	$(27.8)	$32.9
Year ended December 31, 2005	$46.5	$21.8	$(33.4)	$34.9
Year ended January 1, 2005	$45.0	$34.3	$(32.8)	$46.5

(1)  Represents write-offs of bad debts and the net impact of currency translation.

Note 4: Inventories

Inventories by major classification as of fiscal year-end 2006 and 2005 are as follows:

(Amounts in millions)	2006	2005
Finished goods	$310.4	$269.0
Work in progress	35.2	33.6
Raw materials	64.1	62.7
Total FIFO value	409.7	365.3
Excess of current cost over LIFO cost	(86.7)	(82.1)
Total inventories	$323.0	$283.2

Inventories accounted for using the FIFO method as of December 30, 2006, and December 31, 2005, approximated 62% and 63% of total inventories.  The company accounts for its non-U.S. inventory on the FIFO basis.  As of December 30, 2006, 30% of the company’s U.S. inventory was accounted for using the FIFO basis and 70% was accounted for using the LIFO basis.  There were no LIFO inventory liquidations for the year ended December 30, 2006.  LIFO inventory liquidations resulted in a reduction of “Cost of goods sold” on the accompanying Consolidated Statements of Earnings of $8.3 million in fiscal 2005 and $4.2 million in fiscal 2004.

Note 5: Property and Equipment

Snap-on’s property and equipment values, which are carried at cost, as of fiscal year-end 2006 and 2005 are as follows:

(Amounts in millions)	2006	2005
Land	$24.3	$23.4
Buildings and improvements	236.7	229.2
Machinery and equipment	540.9	556.1
	801.9	808.7
Accumulated depreciation and amortization	(504.8)	(513.2)
Property and equipment - net	$297.1	$295.5

The estimated service lives of property and equipment are principally as follows:

Buildings and improvements	3 to 50 years
Machinery and equipment	2 to 15 years
Computer software	2 to 7 years
Transportation vehicles	2 to 6 years

Snap-on entered into a 20-year capital lease for office and distribution facilities in Japan for the Snap-on Tools Group operations in 2005, which is included in “Buildings and improvements” above.  The impact of recording the capital lease commitment in 2005 was excluded from the accompanying Consolidated Statements of Cash Flow as the recording of the capital lease commitment in 2005 was a “non-cash” item.

Depreciation expense was $48.5 million, $49.5 million and $58.5 million in fiscal 2006, 2005 and 2004.

Note 6: Acquired Intangible Assets

The changes in the carrying amount of segment goodwill for fiscal 2006 and 2005 are as follows:

(Amounts in millions)	Snap-on Tools Group	Commercial & Industrial Group	Diagnostics & Information Group	Total
Balance as of January 1, 2005	$12.3	$359.6	$69.2	$441.1
Currency translation	—	(42.7)	(0.1)	(42.8)
Balance as of December 31, 2005	12.3	316.9	69.1	398.3
Acquisitions	—	0.9	344.6	345.5
Currency translation	0.2	32.3	(0.2)	32.3
Balance as of December 30, 2006	$12.5	$350.1	$413.5	$776.1

Additional disclosures related to other intangible assets as of fiscal year-end 2006 and 2005 are as follows:

	2006		2005
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$164.6	$(0.9)	$—	$—
Developed technology	28.3	(0.4)	—	—
Patents	32.5	(15.8)	32.6	(14.7)
Trademarks	2.8	(0.9)	2.6	(0.7)
Other	0.7	(0.3)	—	—
Total	228.9	(18.3)	35.2	(15.4)
Non-amortized trademarks	47.2	—	44.2	—
Total	$276.1	$(18.3)	$79.4	$(15.4)

The customer relationships and developed technology intangible assets are from the company’s November 28, 2006, acquisition of ProQuest Business Solutions.  The increase in non-amortized trademarks relates primarily to currency translation.  See Note 2 for information on the company’s acquisition of ProQuest Business Solutions.

The weighted-average amortization periods related to other intangible assets are as follows:

(Amounts in years)	Weighted- average Amortization
Customer relationships	16
Developed technology	5
Patents	16
Trademarks	37
Other	2

The weighted-average amortization period for all amortizable intangibles on a combined basis is 16 years.

The aggregate amortization expense for 2006, 2005 and 2004 was $3.4 million, $2.7 million and $2.5 million.  Total estimated amortization expense expected for each of the next five fiscal years, based on current levels of intangible assets, including amortization related to identifiable intangible assets acquired in the ProQuest Business Solutions acquisition (on a preliminary basis) is approximately $17 million annually.

Note 7: Snap-on Credit LLC Joint Venture

SOC provides a broad range of financial services to Snap-on’s U.S. franchisee and franchisees’ customer network and to Snap-on’s industrial and other customers.  Snap-on receives royalty and management fee income from SOC based on the volume of financings originated by SOC.  Snap-on also shares ratably with CIT in any residual net profit or loss of the joint venture after operating expenses, including royalty and management fees, interest costs and credit loss provisions.  Snap-on provides extended-term financing internationally through its wholly owned finance subsidiaries.

SOC sells substantially all of its originated contracts on a limited recourse basis to CIT, net of certain fees.  SOC continues to service these contracts for an estimated market-rate servicing fee.  In 2006, SOC originated contracts totaling $426.8 million, compared to $413.8 million in 2005 and $481.2 million in 2004.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions against Snap-on (primarily for franchisee van loans).  At December 30, 2006, and December 31, 2005, $16.2 million and $19.2 million of loans, with terms ranging from six months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due.  The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default.  The estimated fair value of the guarantees for all loan originations with recourse as of December 30, 2006, was not material.

CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis.  As of December 30, 2006, SOC owed both Snap-on and CIT $0.1 million each pursuant to this agreement.

In addition to its $2.0 million investment in SOC, Snap-on’s exposure related to SOC as of December 30, 2006, included the $0.1 million working capital loan and the recourse obligations on customer financings, both discussed above.

Note 8: Exit or Disposal Activities

Snap-on recorded costs associated with exit and disposal activities of $21.8 million and $19.3 million during 2006 and 2005.

(Amounts in millions)	2006	2005
Exit and disposal costs:
Cost of goods sold	$12.1	$3.0
Operating expenses	9.6	15.4
Financial services expenses	0.1	0.9
Total expense	$21.8	$19.3

Of the $21.8 million of costs incurred in 2006, $17.0 million qualified for accrual treatment as compared to $19.3 million of costs incurred in 2005, of which $15.5 million qualified for accrual treatment.  Costs associated with exit and disposal activities primarily related to headcount reductions from (i) the realignment of the franchisee support structure; (ii) the closure of a facility in the Netherlands; (iii) the closure and lease termination of a facility in the United States; (iv) the transfer of certain production activities from Sweden to lower-cost regions and emerging markets; (v) the expected mid-2007 closure of the Johnson City, Tennessee, hand tool facility; and (vi) various management realignment actions at other Snap-on facilities.

Snap-on’s exit and disposal accrual activity related to 2006 and 2005 actions were as follows:

(Amounts in millions)	Balance at January 1, 2005	Provision (Reversal) in 2005	Usage in 2005	Balance at December 31, 2005	Provision (Reversal) in 2006	Usage in 2006	Balance at December 30, 2006
Severance costs:
Snap-on Tools	$0.1	$2.9	$(2.4)	$0.6	$5.8	$(4.1)	$2.3
Commercial & Industrial	2.2	4.7	(6.1)	0.8	5.9	(4.3)	2.4
Diagnostics & Information	0.2	2.8	(3.0)	—	2.6	(2.3)	0.3
Financial Services	—	0.9	(0.5)	0.4	—	(0.4)	—
Corporate	—	2.8	(2.1)	0.7	0.7	(1.1)	0.3
Facility-related costs:
Snap-on Tools	—	0.8	(0.3)	0.5	0.7	(1.0)	0.2
Commercial & Industrial	0.1	0.6	(0.1)	0.6	0.2	(0.8)	—
Diagnostics & Information	—	—	—	—	0.4	(0.1)	0.3
Corporate	—	—	—	—	0.7	(0.5)	0.2
Total	$2.6	$15.5	$(14.5)	$3.6	$17.0	$(14.6)	$6.0

Exit and disposal accrual usage of $14.6 million in 2006 consisted of $12.2 million for severance payments and $2.4 million for facility consolidation or closure costs.  Of the $6.0 million restructuring accrual balance at December 30, 2006, Snap-on anticipates that approximately $5.6 million will be utilized by the end of 2007; the remaining exit and disposal accrual usage of $0.4 million will extend beyond 2007 primarily due to longer-term lease obligations.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with cash flows from operations and borrowings under the company’s existing credit facilities.  The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 9: Income Taxes

The source of earnings before income taxes consisted of the following:

(Amounts in millions)	2006	2005	2004
United States	$36.9	$48.8	$72.3
Foreign	109.0	99.2	48.1
Total earnings before income taxes	$145.9	$148.0	$120.4

The provision (benefit) for income taxes consisted of the following:

(Amounts in millions)	2006	2005	2004
Current:
Federal	$20.8	$9.1	$(3.7)
Foreign	30.1	27.2	21.2
State	2.2	4.2	(0.4)
Total current	53.1	40.5	17.1

Deferred:
Federal	(8.8)	13.4	24.4
Foreign	(0.7)	1.3	(4.3)
State	2.2	(0.1)	1.5
Total deferred	(7.3)	14.6	21.6
Total income tax provision	$45.8	$55.1	$38.7

A reconciliation of the statutory federal income tax rate to Snap-on’s effective tax rate is as follows:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	0.7	1.9	1.5
Extraterritorial income exclusion	(1.4)	(1.6)	(2.8)
Change in valuation allowance for foreign losses	(3.2)	1.4	2.6
Adjustments to tax accruals and reserves	1.8	(1.1)	(2.9)
Foreign rate differences	(2.6)	(2.1)	(1.8)
Repatriation of qualifying foreign dividends under the American Jobs Creation Act of 2004	—	2.2	—
Other	1.1	1.5	0.5
Effective tax rate	31.4%	37.2%	32.1%

Temporary differences that give rise to the net deferred tax asset are as follows:

(Amounts in millions)	2006	2005	2004
Current deferred income tax assets:
Inventories	$23.2	$23.4	$34.2
Accruals not currently deductible	49.2	48.6	39.2
Other	1.5	1.8	2.2
Total current (included in deferred income tax benefits and other accrued liabilities)	73.9	73.8	75.6
Long-term deferred income tax assets (liabilities):
Employee benefits	56.4	58.0	(2.3)
Net operating losses	56.4	53.8	58.1
Depreciation and amortization	(71.2)	(55.0)	(36.7)
SOC securitization	(32.9)	(35.5)	(41.9)
Valuation allowance	(43.7)	(42.2)	(43.5)
Equity-based compensation	5.1	—	—
Other	(3.7)	3.4	(0.8)
Total long term	(33.6)	(17.5)	(67.1)
Net deferred income tax asset	$40.3	$56.3	$8.5

At December 30, 2006, Snap-on had tax net operating loss carryforwards totaling $258.2 million as follows:

(Amounts in millions)	State	United States	Foreign	Total
Year of expiration:
2007-2011	$3.7	$—	$6.6	$10.3
2012-2016	67.5	—	14.7	82.2
2017-2021	36.1	—	—	36.1
2022-2026	9.5	—	—	9.5
Indefinite	—	—	120.1	120.1
Total net operating loss carryforwards	$116.8	$—	$141.4	$258.2

A valuation allowance totaling $43.7 million, $42.2 million and $43.5 million in 2006, 2005 and 2004 has been established for deferred income tax benefits related to certain subsidiary loss carryforwards that may not be realized.  Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

In October 2004 the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law. The AJCA created a one-time tax incentive for U.S. corporations to repatriate accumulated foreign earnings by providing a tax deduction of 85% of qualifying dividends received from foreign affiliates.  Under the provisions of the AJCA, Snap-on repatriated approximately $93 million of qualifying dividends in the second half of 2005, which resulted in additional income tax expense of $3.3 million for the year.  The undistributed earnings of all non-U.S. subsidiaries totaled $247.4 million, $173.6 million and $241.2 million at the end of 2006, 2005 and 2004. Snap-on has not provided any deferred taxes on these undistributed earnings as it considers the undistributed earnings to be permanently invested.  Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

Note 10: Short-term and Long-term Debt

Notes payable and long-term debt at December 30, 2006, was $549.2 million, up $322.7 million from $226.5 million at December 31, 2005, primarily due to the company’s issuance of approximately $305 million of commercial paper to fund, in part, the company’s November 28, 2006, acquisition of ProQuest Business Solutions.  At December 30, 2006, Snap-on had commercial paper outstanding of $314.9 million. Snap-on has presented $300 million of the commercial paper as “Long-term debt” on the accompanying December 30, 2006, Consolidated Balance Sheet.  On January 9, 2007, Snap-on entered into an agreement pursuant to which the company agreed to sell $300 million of floating and fixed rate notes consisting of $150 million of floating rate notes due in 2010 and $150 million of 5.5% fixed rate notes due in 2017.  The $300 million offering of debt securities closed on January 12, 2007.  Snap-on used the net proceeds from the sale of the notes to repay commercial paper obligations issued to finance the acquisition of ProQuest Business Solutions. As of January 12, 2007, the company also terminated a $250 million bridge credit agreement that Snap-on established prior to its acquisition of ProQuest Business Solutions.  No commercial paper was outstanding at December 31, 2005.  Notes payable under uncommitted lines of credit and other arrangements  totaled $28.6 million, at December 30, 2006, and $20.9 million at December 31, 2005.  Amounts payable to CIT pursuant to a working capital agreement with SOC totaled $0.1 million at December 30, 2006, and $3.9 million at December 31, 2005. See Note 2 for information on the company’s acquisition of ProQuest Business Solutions.

Average commercial paper and bank notes outstanding were $55.1 million in 2006 and $15.5 million in 2005.  The weighted-average interest rate on these instruments was 5.63% in 2006 and 3.77% in 2005. As of December 30, 2006, and December 31, 2005, the weighted-average interest rate on outstanding commercial paper and bank notes was 5.42% and 3.68%.

At December 30, 2006, Snap-on had a $400 million multi-currency revolving credit facility that terminates on July 27, 2009.  The $400 million credit facility’s financial covenant requires that Snap-on maintain a ratio of debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00.  As of December 30, 2006, Snap-on believes that it was in compliance with all covenants of its revolving and bridge credit facilities.

At December 30, 2006, Snap-on also had $20 million of unused committed bank lines of credit, of which $10 million expires on July 29, 2007, and $10 million expires on August 31, 2007.  At December 30, 2006, Snap-on had approximately $355 million of unused available debt capacity under the terms of its revolving and bridge credit facilities and its committed bank lines of credit.

In August 2001, Snap-on issued $200 million of unsecured notes that require semiannual interest payments at the rate of 6.25%; the notes mature in their entirety on August 15, 2011.

Snap-on’s long-term debt as of fiscal year-end 2006 and 2005 consisted of the following:

(Amounts in millions)	2006	2005
Senior unsecured indebtedness	$200.0	$200.0
Other debt*	316.2	1.7
	516.2	201.7
Less: current maturities	(10.6)	—
Total long-term debt	$505.6	$201.7

*  Includes $300 million of commercial paper at year-end 2006.

The annual maturities of Snap-on’s long-term debt due in the next five years are $10.6 million in 2007, $5.9 million in 2008, $1.5 million in 2009, no maturities in 2010, and $200 million in 2011.

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

At December 30, 2006, Snap-on had $80.1 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $31.4 million in Swedish kronor, $23.1 million in euros, $17.8 million in British pounds, $10.9 million in Australian dollars, $2.3 million in Japanese yen, $2.1 million in Norwegian kroner, and $3.4 million in other currencies, and sell contracts of $7.0 million in Canadian dollars and $3.9 million in other currencies.  At December 31, 2005, Snap-on had $38.4 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $50.6 million in Swedish kronor, $3.3 million in Australian dollars, and $3.0 million in other currencies, and sell contracts of $8.4 million in euros, $5.6 million in Singapore dollars, and $4.5 million in other currencies.  The majority of Snap-on’s forward exchange contracts are not designated as hedges under SFAS No. 133.  The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings.

Interest rate swap agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense.  For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to interest expense.  For cash flow hedges, the effective portion of the change in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss),” while any ineffective portion is recorded as an adjustment to interest expense.  The notional amount of interest rate swaps outstanding and designated as fair value hedges was $50 million at both December 30, 2006, and December 31, 2005.

Changes in the fair value of derivative financial instruments qualifying for hedge accounting are reflected as derivative assets or liabilities, with the corresponding gains or losses reflected in earnings in the period of change.  An offsetting gain or loss is also reflected in earnings based upon the changes of the fair value of the debt instrument being hedged.  For all fair value hedges qualifying for hedge accounting, the net accumulated derivative loss at December 30, 2006, was $1.9 million.  At December 30, 2006, the maximum maturity date of any fair value hedge was five years.  During the years ended December 30, 2006, and December 31, 2005, cash flow hedge and fair value hedge ineffectiveness was not material.

Fair value of financial instruments: SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires Snap-on to disclose the fair value of financial instruments for both on- and off-balance-sheet assets and liabilities for which it is practicable to estimate that value. The following methods and assumptions were used in estimating the fair value of financial instruments:

Installment contracts: A discounted cash flow analysis was performed over the average life of a contract using a discount rate currently available to Snap-on adjusted for credit quality, cost and profit factors. As of December 30, 2006, and December 31, 2005, the fair value was approximately $109 million and $103 million, versus a book value of $105.0 million and $92.2 million.

Long-term debt: The fair value of long-term debt and the $300 million of commercial paper classified as long term was estimated using a discounted cash flow analysis based on quoted market rates for similar instruments.  As of December 30, 2006, and December 31, 2005, the fair value was approximately $504 million and $211 million, versus a book value of $500.0 million and $200.0 million.

All other financial instruments: The carrying amounts of all cash equivalents, interest rate swaps and forward exchange contracts approximate fair value based upon quoted market prices or discounted cash flows.  The fair value of trade accounts receivable, accounts payable and other financial instruments approximates carrying value due to their short-term nature.

Note 12: Pension Plans

Snap-on has adopted the reporting and disclosure requirements of SFAS No. 158 as of December 30, 2006.  Snap-on’s 2005 and 2004 disclosures have not been changed as SFAS No. 158 prohibits retrospective application.  See Note 1 for further discussion of SFAS No. 158.

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

The status of Snap-on’s pension plans as of fiscal year-end 2006 and 2005 are as follows:

(Amounts in millions)	2006	2005
Change in projected benefit obligation:
Benefit obligation at beginning of year	$901.4	$788.9
Service cost	23.3	21.3
Interest cost	47.7	44.7
Plan participants’ contributions	1.2	1.2
Benefits paid	(53.9)	(43.7)
Plan amendments	2.3	0.2
Actuarial loss (gain)	(24.1)	100.5
Net transfer in	0.8	—
Foreign currency impact	13.0	(11.7)
Benefit obligation at end of year	911.7	901.4

Change in plan assets:
Fair value of plan assets at beginning of year	741.6	707.2
Actual return on plan assets	105.0	74.4
Plan participants’ contributions	1.2	1.2
Employer contributions	9.6	5.8
Benefits paid	(53.9)	(43.7)
Foreign currency impact	5.6	(3.3)
Fair value of plan assets at end of year	809.1	741.6
Unfunded status at end of year	$(102.6)	(159.8)
Unrecognized transition asset		(0.4)
Unrecognized prior service cost		7.8
Unrecognized actuarial loss		242.2
Net amount recognized		$89.8

Amounts recognized in the Consolidated Balance Sheets consist of:

(Amounts in millions)	2006	2005
Deferred income tax benefits	$66.9	$63.5
Pension assets	8.1	12.3
Accrued benefits	3.6	—
Pension liabilities	107.1	87.4
Accumulated other comprehensive income (loss)	(106.8)	(101.4)

The amounts included in “Accumulated other comprehensive income (loss)” (“AOCI”) on the accompanying Consolidated Balance Sheets as of December 30, 2006, are as follows:

(Amounts in millions)	Amount
Prior service cost, net of tax of $3.4 million	$(5.4)
Net loss, net of tax of $63.6 million	(101.6)
Transition asset, net of tax of $0.1 million	0.2
$(106.8)

The accumulated benefit obligation for Snap-on’s pension plans was $831.3 million and $822.2 million at December 30, 2006, and December 31, 2005.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for Snap-on’s pension plans in which the accumulated benefit obligation exceeds the fair value of plan assets as of fiscal year-end 2006 and 2005 are as follows:

(Amounts in millions)	2006	2005
Projected benefit obligation	$151.0	$867.5
Accumulated benefit obligation	128.4	795.1
Fair value of plan assets	59.1	709.8

The components of net periodic benefit cost and other amounts recognized in AOCI are as follows:

(Amounts in millions)	2006	2005	2004
Net periodic benefit cost:
Service cost	$23.3	$21.3	$19.2
Interest cost	47.7	44.7	42.0
Expected return on plan assets	(61.3)	(56.7)	(50.1)
Amortization of prior service cost	1.3	1.5	1.5
Amortization of unrecognized loss	11.8	10.3	6.4
Amortization of net transition asset	(0.2)	(0.3)	0.1
Settlement loss recognized	0.9	—	—
Net periodic benefit cost	23.5	$20.8	$19.1
Other changes in benefit obligations recognized in AOCI:
Prior service cost	(5.4)
Net loss	(101.6)
Net transition asset	0.2
Total recognized in net periodic benefit cost and AOCI	$(130.3)

Snap-on expects to recognize as components of net periodic benefit cost in 2007 the following amounts included in AOCI as of December 30, 2006:

(Amounts in millions)	Amount
Amortization of prior service cost	$1.0
Amortization of unrecognized loss	7.3
Amortization of net transition asset	(0.2)
Total to be recognized in net periodic benefit cost	$8.1

The amounts included in “Accumulated other comprehensive income (loss)” on the accompanying Consolidated Balances Sheets from the recognition of the additional minimum pension liabilities prior to the adoption of SFAS No. 158 are as follows:

(Amounts in millions)	Amount
Balance at January 1, 2005	$(8.5)
Increase in minimum pension liability, net of tax	(92.9)
Balance at December 31, 2005	(101.4)
Decrease in minimum pension liability, net of tax	93.1
Balance at December 30, 2006	$(8.3)

The worldwide weighted-average assumptions used to determine Snap-on’s full-year pension costs are as follows:

	2006	2005	2004
Discount rate	5.3%	5.7%	5.9%
Expected long-term rate of return on plan assets	8.2%	8.3%	8.3%
Rate of compensation increase	3.1%	3.1%	3.0%

The worldwide weighted-average assumptions used to determine Snap-on’s projected benefit obligation as of fiscal year-end 2006 and 2005 are as follows:

	2006	2005
Discount rate	5.6%	5.3%
Rate of compensation increase	3.1%	3.1%

Snap-on uses the last day of its fiscal year-end as the measurement date for the majority of its plans.  Snap-on expects to make contributions to its foreign pension plans in 2007 of $7.5 million; Snap-on is not required to make a contribution to its domestic pension plans in 2007.  Depending on market and other conditions, however, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2007.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
2007	$42.7
2008	43.8
2009	44.8
2010	49.2
2011	51.9
2012-2016	293.0

Snap-on’s domestic pension plans’ weighted-average asset allocation at December 30, 2006, and December 31, 2005, by asset category and fair value of plan assets are as follows:

	Target	2006	2005
Asset category:
Equity securities	50%	51%	50%
Debt securities and cash	34%	33%	35%
Real estate and other real assets	11%	11%	10%
Other	5%	5%	5%
Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$713.5	$664.3

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

Snap-on’s foreign pension plans’ weighted-average asset allocation by asset category and fair value of plan assets at December 30, 2006, and December 31, 2005, are as follows:

	Target	2006	2005
Asset category:
Equity securities	59%	60%	62%
Debt securities and cash	38%	38%	36%
Real estate and other real assets	—	—	—
Other	3%	2%	2%
Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$95.6	$77.3

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

Snap-on has several 401(k) plans covering certain U.S. employees.  Snap-on’s employer match to the 401(k) plans is made with cash contributions.  For 2006, 2005 and 2004, Snap-on recognized $2.7 million, $2.4 million and $2.3 million of expense related to its 401(k) plans.

Note 13: Retiree Health Care

Snap-on has adopted the reporting and disclosure requirements of SFAS No. 158 as of December 30, 2006.  Snap-on’s 2005 and 2004 disclosures have not been changed as SFAS No. 158 prohibits retrospective application.  See Note 1 for further discussion of SFAS No. 158.

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

Effective January 1, 2006, Snap-on established individual, unfunded bookkeeping accounts equal to the actuarial present value of the capped per-retiree annual cost for certain U.S. individuals retiring after 1988.  Retirees are able to self-direct the spending of their account and may consume, for qualifying medical expenses, the account balance at their discretion.  With the expected reduction in these individual accounts, liabilities and expense in future years are expected to decline. This plan change was recognized as a negative plan amendment that reduced the December 30, 2005, benefit obligation by approximately $2.0 million.  The $2.0 million benefit obligation reduction is being amortized to income ratably over five years; the reduction in 2006 and 2005 net periodic benefit cost was less than $0.4 million and $0.1 million.

Snap-on recognizes postretirement health care expense in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”

The status of Snap-on’s U.S. postretirement health care plans is as follows:

(Amounts in millions)	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$86.2	$84.5
Service cost	0.5	0.7
Interest cost	4.2	4.8
Plan participants’ contributions	3.6	3.7
Negative plan amendment	—	(2.0)
Benefits paid	(10.1)	(7.9)
Actuarial (gain) loss	(8.4)	2.4
Benefit obligation at end of year	76.0	86.2

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Plan participants’ contributions	3.6	3.7
Employer contributions	6.5	4.2
Benefits paid	(10.1)	(7.9)
Fair value of plan assets at end of year	—	—

Unfunded status at end of year	$(76.0)	(86.2)
Unrecognized prior service cost		(2.0)
Unrecognized actuarial gain		(7.1)
Net amount recognized		$(95.3)

Amounts recognized in the Consolidated Balance Sheets consist of:

(Amounts in millions)	2006	2005
Deferred income tax benefits	$(6.1)	$—
Accrued benefits	6.4	4.5
Retiree health care benefits	69.6	90.8
Accumulated other comprehensive income (loss)	9.8	—

The amounts included in “Accumulated other comprehensive income (loss)” on the accompanying Consolidated Balance Sheets as of December 30, 2006, are as follows:

(Amounts in millions)	2006
Prior service credit, net of tax of $0.6 million	$1.0
Net gain, net of tax of $5.5 million	8.8
$9.8

The components of net periodic benefit cost and other amounts recognized in AOCI are as follows:

(Amounts in millions)	2006	2005	2004
Net periodic benefit cost
Service cost	$0.5	$0.7	$0.7
Interest cost	4.2	4.8	4.8
Amortization of prior service credit	(0.4)	—	—
Amortization of unrecognized gain	(1.1)	—	(1.0)
Net periodic benefit cost	3.2	$5.5	$4.5
Other changes in benefit obligations recognized in AOCI:
Prior service credit	1.0
Net gain	8.8
Total recognized in net periodic benefit cost and AOCI	$6.6

Snap-on expects to recognize as components of net periodic benefit cost in 2007 the following amounts included in AOCI as of December 30, 2006:

(Amounts in millions)	Amount
Amortization of prior service credit	$(0.4)
Amortization of unrecognized gain	(1.3)
Total to be recognized in net periodic benefit cost	$(1.7)

The weighted-average discount rates used to determine Snap-on’s postretirement health care expense are as follows:

	2006	2005	2004
Discount rate	5.5%	5.75%	6.0%

The weighted-average discount rates used to determine Snap-on’s accumulated benefit obligation are as follows:

	2006	2005
Discount rate	5.75%	5.5%

The actuarial calculation assumes a health care cost trend rate of 9.5% in 2007, decreasing gradually to 6.0% in 2011 and thereafter.  As of December 30, 2006, a one-percentage-point increase in the health care cost trend rate for future years would increase the accumulated postretirement benefit obligation by $1.7 million and the aggregate of the service cost and interest cost components by $0.1 million. Conversely, a one-percentage-point decrease in the health care cost trend rate for future years would decrease the accumulated postretirement benefit obligation by $1.5 million and the aggregate of the service cost and interest cost components by $0.1 million.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
2007	$6.4
2008	6.9
2009	7.5
2010	8.0
2011	7.9
2012-2016	33.0

Note 14: Stock-based Compensation and Other Stock Plans

Effective January 1, 2006, the company adopted SFAS No. 123(R) using the modified prospective method. SFAS No. 123(R) requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  That cost, based on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the service in exchange for the award.  No compensation cost is recognized for awards for which employees do not render the requisite service.  Upon adoption, the grant-date fair value of employee share options and similar instruments was estimated using the Black-Scholes valuation model.

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

2001 Incentive Stock and Awards Plan, as Amended (“2001 Plan”)

The 2001 Plan, which was approved by shareholders in 2001 and amended and approved by shareholders in 2006, provides for the grant of stock options, stock appreciation rights, performance share awards and restricted stock awards.  Stock options have also been issued to nonemployee directors for their services as directors.  As of December 30, 2006, the 2001 Plan has 4,172,256 shares available for future grants.  Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable.

The compensation cost that has been charged against income for the 2001 Plan at the end of 2006 was $16.6 million.  The company recorded $5.5 million and $2.4 million of expense related to stock appreciation rights, performance share awards and restricted stock awards that were valued using the intrinsic method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for the fiscal years ended December 31, 2005, and January 1, 2005.  Cash received from option exercises under all share-based payment arrangements during 2006 was $89.5 million as compared with $31.1 million during 2005 and $23.6 million during 2004.  The tax benefit realized from the exercise of the share-based payment arrangements were $11.4 million, $3.1 million and $0.2 million for 2006, 2005 and 2004.

Stock Options

Stock options are granted with an exercise price equal to the closing market price of a share of common stock on the date of grant.  Except for grants to non-employee directors, which vest immediately, awards generally vest within two years of continuous service and have ten-year contractual terms from the date of grant.  The stock option awards granted during 2006 vest in two annual increments beginning on the first anniversary following the grant date of the award.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model.  The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the expected term of options granted (based on the period of time that options granted are expected to be outstanding). Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option.  The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option.  The following weighted-average assumptions were used in calculating the fair value of stock options granted during 2006 and 2005, using the Black-Scholes valuation model:

	2006	2005	2004

Expected term of option (in years)	6.50	7.12	6.87
Expected volatility factor	28.73%	30.15%	31.06%
Expected dividend yield	3.23%	3.40%	3.11%
Risk-free interest rate	4.59%	4.09%	4.03%

A summary of stock option activity as of December 30, 2006, is presented below:

	Shares	Exercise Price Per	Remaining Contractual Term*	Aggregate Intrinsic Value
	(in millions)	Share*	(in years)	(in millions)
Outstanding at December 31, 2005	5.0	$31.44
Granted	0.6	39.33
Exercised	(2.7)	30.89
Forfeited or expired	(0.1)	36.28
Outstanding at December 30, 2006	2.8	33.39	6.18	$39.3
Exercisable at December 30, 2006	2.0	31.79	5.18	31.9

* Weighted-average

The weighted-average grant-date fair value of options granted during 2006, 2005 and 2004 was $10.16, $8.70 and $8.68.  The intrinsic value of options exercised during 2006, 2005 and 2004 was $29.7 million, $8.5 million and $3.6 million.  The fair value of stock options vested during 2006, 2005 and 2004 was $3.5 million, $3.7 million and $2.4 million.

As of December 30, 2006, there is approximately $3.5 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 1.1 years.

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

The fair value of each performance award is estimated on the date of grant using the Black-Scholes valuation model.  The company uses the vesting period of the performance awards as the expected term of performance awards granted.  Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the performance award.  The expected dividend yield is based on the company’s historical dividend payments.  The risk-free interest rate is based on the

U.S. treasury yield curve on the grant date for the length of time corresponding to the expected term of the performance award.  The following weighted-average assumptions were used in calculating the fair value of performance awards granted in 2006 and 2005, using the Black-Scholes valuation model.

	2006	2005
Expected term of performance award (in years)	3.0	3.0
Expected volatility factor	20.54%	25.37%
Expected dividend yield	3.23%	3.40%
Risk-free interest rate	4.67%	3.91%

The weighted-average grant-date fair value of performance awards granted during 2006 and 2005 was $35.74 and $28.69.  As performance share awards vest only at the end of the performance-award period, no shares vested during 2006 and 0.1 million shares vested in 2005 and were paid out in 2006.

A summary of the status of the company’s non-vested performance share awards as of December 30, 2006, and changes during 2006, are as follows:

	Shares (in millions)	Grant-Date Fair Value*
Non-vested performance awards at December 31, 2005	0.1	$28.69
Granted	0.3	35.74
Vested	—	—
Forfeited or expired	—	—
Non-vested performance awards at December 30, 2006	0.4	$33.52

* Weighted-average

As of December 30, 2006, there is approximately $6.5 million of unrecognized compensation cost related to non-vested performance share awards granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 1.8 years.

Stock Appreciation Rights (“SARs”)

The company also issues SARs to certain key non-U.S. employees.  SARs are granted with an exercise price equal to the closing market price of a share of common stock on the date of grant and have a contractual term of ten years and vest in two annual increments beginning on the first anniversary following the grant date of the award.  SARs provide for the cash payment of the excess of the fair market value of Snap-on’s common stock price on the date of exercise over the grant price.  SARs have no effect on dilutive shares or shares outstanding as any appreciation of Snap-on’s common stock value over the grant price is paid in cash and not in common stock.

The fair value of each SAR is remeasured each reporting period using the Black-Scholes valuation model.  The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding.  Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the stock appreciation right.  The expected dividend yield is based on the company’s historical dividend payments.  The risk-free interest rate is based on the U.S. treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the SARs.  The following weighted-average assumptions were used in calculating the fair value of SARs granted during 2006 and 2005, using the Black-Scholes valuation model.

	2006	2005
Expected term of SARs (in years)	5.44	4.05
Expected volatility factor	24.32%	21.15%
Expected dividend yield	3.08%	3.08%
Risk-free interest rate	4.70%	4.70%

The total intrinsic value of SARs exercised during 2006 and 2005 was $1.8 million and $1.5 million.  The total fair value of SARs vested during 2006 and 2005 was $1.4 million and $2.0 million.

A summary of the status of the company’s non-vested SARs as of December 30, 2006, and changes during 2006, are as follows:

	SARs (in millions)	Fair Value*
Non-vested SARs at December 31, 2005	—	$—
Granted	0.1	13.70
Vested	—	—
Forfeited or expired	—	—
Non-vested SARs at December 30, 2006	0.1	$13.85

* Weighted-average

As of December 30, 2006, there is approximately $1.0 million of unrecognized compensation cost related to non-vested SARs granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 1.1 years.

Restricted Stock Awards

The company granted 17,613 restricted stock awards to the members of the board of directors during the second quarter ended July 1, 2006.  All restrictions will lapse upon the recipient’s retirement from the Board, death or a change in control. When the restrictions lapse, stock certificates will be issued for the shares.

Directors’ Fee Plan: Under the Directors’ Fee Plan, non-employee directors may elect up to 100% of their fees and retainer in shares of Snap-on’s common stock. Directors may elect to defer receipt of all or part of these shares. For 2006, 2005 and 2004, issuances under the Directors’ Fee Plan totaled 2,999 shares, 7,289 shares and 5,776 shares. Additionally, receipt of 4,101 shares, 3,923 shares and 10,668 shares was deferred in 2006, 2005 and 2004. At December 30, 2006, shares reserved for issuance to directors under this plan totaled 164,846 shares.

Employee Stock Purchase Plan: Employees of Snap-on are eligible to participate in an employee stock purchase plan. The employee purchase price of the common stock is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2006, 2005 and 2004, issuances under the employee stock ownership plan totaled 35,227 shares, 30,876 shares and 36,512 shares. At December 30, 2006, shares reserved for issuance to employees under this plan totaled 351,671 and Snap-on held contributions of approximately $0.9 million for the purchase of common stock by employees.  Employees are able to withdraw from the plan and receive all contributions made during the plan year.  Compensation expense for plan participants in 2006, 2005 and 2004 was not material.

Dealer Stock Purchase Plan: Franchisees are eligible to participate in a dealer stock purchase plan. The franchisee purchase price of the common stock is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2006, 2005 and 2004, issuances under the dealer stock purchase plan totaled 48,444 shares, 43,911 shares and 49,290 shares. At December 30, 2006, shares reserved for issuance to franchisees under this plan totaled 22,975 shares and Snap-on held franchisee contributions of approximately $0.9 million for the purchase of common stock by franchisees.  Franchisees are able to withdraw from the plan and receive all contributions made during the plan year.  Expense for plan participants in 2006, 2005 and 2004 was not material.

Dividend Reinvestment and Stock Purchase Plan: Under this plan, participating shareholders may invest the cash dividends from all or a portion of their common stock to buy additional shares. The program also permits new investors and current shareholders to make additional contributions. For 2006, 2005 and 2004, issuances under the dividend reinvestment and stock purchase plan totaled 25,279 shares, 30,941 shares and 42,881 shares. At December 30, 2006, shares available for purchase under this plan totaled 1,608,582 shares.

Fair Value Disclosures — Prior to Adoption of SFAS No. 123(R)

Prior to January 1, 2006, the company accounted for its share-based instruments under the recognition and measurement provisions of APB No. 25 and related interpretations.  No stock-based employee compensation costs related to stock options were recognized prior to 2006.  The following table illustrates the effect on net earnings and earnings per share for the fiscal years ended December 31, 2005 (fiscal 2005), and January 1, 2005 (fiscal 2004), as if Snap-on had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes valuation model:

(Amounts in millions, except per share data)	2005	2004
Net earnings, as reported	$92.9	$81.7
Adjustments to net earnings, as reported:
Stock-based employee compensation expense included in reported net income, net of related tax effects	3.6	1.5
Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(4.6)	(5.7)
Pro forma net earnings	$91.9	$77.5

Basic earnings per share:
As reported	$1.61	$1.41
Pro forma	1.59	1.34
Diluted earnings per share:
As reported	$1.59	$1.40
Pro forma	1.57	1.33

Note 15: Capital Stock

Snap-on has undertaken repurchases of Snap-on common stock from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. Snap-on repurchased 2,616,618 shares in 2006, following the repurchase of 912,100 shares in 2005 and 1,200,000 shares in 2004.  As of the end of 2006, Snap-on has remaining availability to repurchase up to an additional $152.1 million in common stock pursuant to the Board of Directors’ authorizations.  The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.  In 2006, Snap-on’s average common stock repurchase price was approximately $41.98 per share.

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

Snap-on created a Grantor Stock Trust (“GST”) in 1998 that was subsequently amended. In conjunction with the formation of the GST, Snap-on sold 7.1 million shares of treasury stock to the GST. The sale of these shares had no net impact on shareholders’ equity or on Snap-on’s Consolidated Statements of Earnings. The GST is a funding mechanism for certain benefit programs and compensation arrangements, including the 2001 Incentive Stock and Awards Plan and employee and dealer stock purchase plans. The Northern Trust Company, as trustee of the GST, votes the common stock held by the GST based on the terms set forth in the GST Agreement as amended. The GST is recorded as “Grantor Stock Trust at fair market value” on the accompanying Consolidated Balance Sheets. Shares owned by the GST are accounted for as a reduction to shareholders’ equity until used in connection with employee benefits. Each period, the shares owned by the GST are valued at the closing market price, with corresponding changes in the GST balance reflected in additional paid-in capital.  At December 30, 2006, the GST held 407,485 shares of common stock.

Note 16: Commitments and Contingencies

Snap-on leases facilities and office equipment under non-cancelable operating leases that extend for varying amounts of time.  Snap-on’s future minimum lease commitments under these leases, net of sub-lease rental income, are as follows:

(Amounts in millions)	Amount
2007	$26.5
2008	20.2
2009	13.5
2010	7.5
2011	5.3
2012 and thereafter	22.7

Rent expense, net of sub-lease rental income, for worldwide facilities and office equipment was $26.8 million, $29.7 million and $35.6 million in 2006, 2005 and 2004.

Snap-on has a multi-year, $5.0 million purchase commitment with one of its suppliers.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions against Snap-on (primarily for franchisee van loans).  At December 30, 2006, and December 31, 2005, $16.2 million and $19.2 million of loans, with terms ranging from six months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due.  The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default.  The estimated fair value of the guarantees for all loan originations with recourse as of December 30, 2006, was not material.  See Note 7 for further information on SOC.

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded.  Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred.  The following summarizes Snap-on’s product warranty accrual activity for fiscal-year 2006 and 2005:

(Amounts in millions)	2006	2005
Warranty accrual:
Beginning of year	$16.8	$15.7
Additions	15.5	14.9
Usage	(15.0)	(13.8)
End of year	$17.3	$16.8

On May 16, 2006, Snap-on reached an agreement to settle certain legal matters related to certain then current and former franchisees on a class basis. The court gave its final approval to the class settlement on October 27, 2006.  Under the terms of the settlement, Snap-on agreed to make payments to claimants and class counsel, plus incur certain other  costs and expenses.  Snap-on recorded a $38.0 million pretax charge in the second quarter of 2006 representing its best estimate to settle these legal matters.   Snap-on disbursed funds of approximately $14 million for related legal fees, settlements and other expenses in the fourth quarter of 2006, and the company expects to disburse additional amounts, including amounts  to the class claimants, beginning in the first quarter of 2007.  Snap-on has not admitted any wrongdoing by way of this settlement.

On July 23, 2004, Snap-on reached an agreement with the U.S. Department of Justice to resolve a government audit relating to two contracts with the U.S. General Services Administration (“GSA”).  Snap-on agreed to settle the claims over the interpretation and application of the price reduction and billing provisions of these two contracts for sales from March 1996 through the July 23, 2004, settlement date for $10.0 million.  Snap-on remitted the $10.0 million cash settlement to the U.S. Department of Justice on August 5, 2004.  On August 5, 2005, the GSA notified the company that it would take no administrative action against Snap-on in connection with the Federal Supply Schedule contracts referred to above.  The company considers the matter closed.

Snap-on is also involved in various other legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these other legal matters, management believes that the results will not have a material impact on Snap-on’s consolidated financial position or results of operations.

Note 17: Segments

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance.  Snap-on’s reportable business segments include: (i) the Snap-on Tools Group (formerly known as the Snap-on Dealer Group); (ii) the Commercial & Industrial Group; (iii) the Diagnostics & Information Group; and (iv) Financial Services.  The Snap-on Tools Group consists of the business operations serving the worldwide franchise van channel. The Commercial & Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchise distribution channels.  The Diagnostics & Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. The Diagnostics & Information Group includes, on a prospective basis, the impact of the November 28, 2006, acquisition of ProQuest Business Solutions. Financial Services consists of the business operations of SOC, and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has franchise operations.  See Notes 1 and 7 for information on SOC; see Note 2 for information on Snap-on’s acquisition of ProQuest Business Solutions.

Snap-on evaluates the performance of its operating segments based on segment revenues and operating earnings.  For the Snap-on Tools, Commercial & Industrial, and Diagnostics & Information Groups, segment net sales include both external and intersegment sales.  Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments.  Identifiable assets by segment are those assets used in the respective reportable segment’s operations.  Intersegment amounts are eliminated to arrive at consolidated financial results.

Neither Snap-on nor any of its segments, except Financial Services, depend on any single customer, small group of customers or government for more than 10% of its revenues.  As a result of SOC’s relationship with CIT, Snap-on’s Financial Services business segment depends on CIT for more than 10% of its revenues.

Financial data by segment:

(Amounts in millions)	2006	2005	2004
Net sales:
Snap-on Tools Group	$1,025.0	$994.5	$1,020.6
Commercial & Industrial Group	1,192.0	1,129.2	1,110.2
Diagnostics & Information Group	524.5	432.7	487.0
Segment net sales	2,741.5	2,556.4	2,617.8
Intersegment eliminations	(268.1)	(247.8)	(288.7)
Total net sales	$2,473.4	$2,308.6	$2,329.1
Financial services revenue	49.0	53.6	78.1
Total revenues	$2,522.4	$2,362.2	$2,407.2

Operating earnings:
Snap-on Tools Group	$37.6 *	$82.2	$80.4
Commercial & Industrial Group	106.2	69.6	23.5
Diagnostics & Information Group	61.9	46.9	47.3
Financial Services	13.0	15.7	34.1
Segment operating earnings	218.7	214.4	185.3
Corporate	(53.8)	(46.4)	(43.0)
Operating earnings	164.9	168.0	142.3

Interest expense	(20.6)	(21.7)	(23.0)
Other income (expense) - net	1.6	1.7	1.1
Earnings before income taxes	$145.9	$148.0	$120.4

* Includes $38.0 million pretax litigation settlement charge.

(Amounts in millions)	2006	2005
Assets:
Snap-on Tools Group	$413.4	$415.9
Commercial & Industrial Group	1,020.9	916.3
Diagnostics & Information Group	863.5	195.4
Financial Services	156.5	149.0
Total assets from reportable segments	2,454.3	1,676.6
Corporate	233.5	362.0
Elimination of intersegment receivables	(33.3)	(30.2)
Total assets	$2,654.5	$2,008.4

Financial data by segment (continued): (Amounts in millions)	2006	2005	2004
Capital expenditures:
Snap-on Tools Group	$24.7	$19.9	$17.3
Commercial & Industrial Group	17.5	11.9	15.7
Diagnostics & Information Group	6.6	6.9	5.1
Financial Services	1.6	1.1	0.6
Total from reportable segments	50.4	39.8	38.7
Corporate	0.1	0.3	—
Total capital expenditures	$50.5	$40.1	$38.7

Depreciation and amortization:
Snap-on Tools Group	$15.8	$15.6	$18.4
Commercial & Industrial Group	25.7	25.5	27.7
Diagnostics & Information Group	7.9	7.6	11.1
Financial Services	1.7	1.6	1.4
Total from reportable segments	51.1	50.3	58.6
Corporate	0.8	1.9	2.4
Total depreciation and amortization	$51.9	$52.2	$61.0

Geographic regions: Geographic data is as follows:

(Amounts in millions)	2006	2005	2004
Total revenue:*
United States	$1,410.1	$1,343.2	$1,383.1
Europe	764.8	698.9	738.7
All other	347.5	320.1	285.4
Total revenue	$2,522.4	$2,362.2	$2,407.2

(Amounts in millions)	2006	2005
Long-lived assets:**
United States	$971.5	$302.7
Sweden	159.1	143.8
Luxembourg	—	138.8
All other	200.4	172.5
Total long-lived assets	$1,331.0	$757.8

*   Revenue is attributed to countries based on the origin of the sale.

** Long-lived assets consist of Property and equipment-net, Goodwill and Other intangibles-net.

Products and services: Snap-on derives net sales from a broad line of products and complementary services that are grouped into two categories: tools and equipment.  The tools category includes Snap-on’s hand tools, power tools, tool storage units, saws, and cutting and pruning tools product offerings.  The equipment category includes vehicle service diagnostics equipment, vehicle service equipment, vehicle service information, business management systems, equipment repair service product offerings, and electronic parts catalogs.  Snap-on also derives revenue from financing its products through SOC and through its wholly owned finance subsidiaries.  Snap-on utilizes various financing programs to facilitate the sales of its products.  See Notes 1 and 7 for further information on SOC.  Further product line information is not presented as it is not practicable to do so. The following table shows the consolidated net sales and revenues of these product groups in the last three years:

(Amounts in millions)	2006	2005	2004
Net sales:
Tools	$1,428.9	$1,412.9	$1,358.9
Equipment	1,044.5	895.7	970.2
Total net sales	2,473.4	2,308.6	2,329.1
Financial services revenue	49.0	53.6	78.1
Total revenue	$2,522.4	$2,362.2	$2,407.2

Note 18: Quarterly Data (Unaudited)

(Amounts in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2006
Net sales	$593.5	$624.4	$599.5	$656.0	$2,473.4
Gross profit	260.3	281.0	260.2	284.4	1,085.9
Financial services revenue	11.2	11.7	11.3	14.8	49.0
Financial services expenses	(9.2)	(8.7)	(8.3)	(9.8)	(36.0)
Total revenue	604.7	636.1	610.8	670.8	2,522.4
Net earnings	22.1	11.8	28.2	38.0	100.1
Earnings per share – basic	0.38	0.20	0.48	0.65	1.72
Earnings per share – diluted	0.37	0.20	0.48	0.64	1.69
Cash dividends paid per share	0.27	0.27	0.27	0.27	1.08

2005
Net sales	$598.7	$592.4	$554.1	$563.4	$2,308.6
Gross profit	256.9	268.6	247.2	247.2	1,019.9
Financial services revenue	14.1	16.2	13.1	10.2	53.6
Financial services expenses	(9.8)	(11.2)	(9.5)	(7.4)	(37.9)
Total revenue	612.8	608.6	567.2	573.6	2,362.2
Net earnings	17.9	26.6	21.0	27.4	92.9
Earnings per share – basic	0.31	0.46	0.36	0.47	1.61
Earnings per share – diluted	0.31	0.46	0.36	0.47	1.59
Cash dividends paid per share	0.25	0.25	0.25	0.25	1.00

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Snap-on has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 SNAP-ON INCORPORATED

By:	/s/ Jack D. Michaels	Date:	February 19, 2007
Jack D. Michaels, Chairman of the Board of Directors,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

/s/ Jack D. Michaels	Date:	February 19, 2007
Jack D. Michaels, Chairman of the Board of Directors,
President and Chief Executive Officer

/s/ Martin M. Ellen	Date:	February 19, 2007
Martin M. Ellen, Principal Financial Officer, Senior
Vice President – Finance and Chief Financial Officer

/s/ Constance R. Johnsen	Date:	February 19, 2007
Constance R. Johnsen, Principal Accounting Officer,
Vice President and Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

By:	/s/ Bruce S. Chelberg	Date:	February 19, 2007
Bruce S. Chelberg, Director

By:	/s/ Karen L. Daniel	Date:	February 19, 2007
Karen L. Daniel, Director

By:	/s/ Roxanne J. Decyk	Date:	February 19, 2007
Roxanne J. Decyk, Director

By:	/s/ John F. Fiedler	Date:	February 19, 2007
John F. Fiedler, Director

By:	/s/ Arthur L. Kelly	Date:	February 19, 2007
Arthur L. Kelly, Director

By:	/s/ W. Dudley Lehman	Date:	February 19, 2007
W. Dudley Lehman, Director

By:	/s/ Lars Nyberg	Date:	February 19, 2007
Lars Nyberg, Director

By:	/s/ Edward H. Rensi	Date:	February 19, 2007
Edward H. Rensi, Director

By:	/s/ Richard F. Teerlink	Date:	February 19, 2007
Richard F. Teerlink, Director

Item 15(b): Exhibit Index (*)

(3)	(a)

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

Rights Agreement between the Corporation and First Chicago Trust Company of New York, effective as of August 22, 1997 (incorporated by reference to Snap-on’s Form 8-A12B dated October 14, 1997 (Commission File No. 1-7724))

(b)

Amendment No. 1 to the Rights Agreement dated as of September 24, 2001, between the Corporation and EquiServe Trust Company, N.A. (successor to First Chicago Trust Company of New York) (incorporated by reference to Snap-on’s Form 8-A/A dated September 25, 2001 (Commission File No. 1-7724))

(c)

Indenture dated as of January 8, 2007, between Snap-on Incorporated and U.S. Bank National Association as trustee (incorporated by reference to Exhibit (4)(b) to Form S-3 Registration Statement (Registration No. 333-139863 [File No. 1-7724]))

(d)

Officers’ Certificate dated January 12, 2007, creating the $150,000,000 Floating Rate Notes due 2010 (incorporated by reference to Exhibit (4.1) to Snap-on’s Form 8-K/A dated January 9, 2007 (Commission File No. 1-7724))

(e)

Officer’s Certificate dated January 12, 2007 creating the $150,000,000 5.5% Notes due 2017 (incorporated by reference to Exhibit (4.2) to Snap-on’s Form 8-K/A dated January 9, 2007 (Commission File No. 1-7724))

Except for the foregoing, Snap-on and its subsidiaries have no unregistered long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of December 30, 2006. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

(10)	Material Contracts

(a)

Amended and Restated Snap-on Incorporated 1986 Incentive Stock Program (incorporated by reference to Exhibit (10)(a) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 1-7724)) **

(b)

Amended and Restated Snap-on Incorporated 2001 Incentive Stock and Awards Plan (Amended and Restated as of April 27, 2006) (incorporated by reference to Appendix A to Snap-on’s Proxy Statement on Schedule 14A filed on March 13, 2006 (Commission File No. 1-7724))  **

(c)

Form of Restated Senior Officer Agreement between the Corporation and each of Alan T. Biland,  Martin M. Ellen, Susan F. Marrinan, Jeanne M. Moreno and Nicholas T. Pinchuk (incorporated by reference to Exhibit 10(c) to Snap-on’s Quarterly Report on Form 10-Q for the period ended March 30, 2002 (Commission File No. 1-7724)) **

(d)

Form of Restated Executive Agreement between the Corporation and each of Richard V. Caskey, Gary S. Henning, Blaine A. Metzger, and Thomas J. Ward (incorporated by reference to Exhibit 10(d) to Snap-on’s Quarterly Report on Form 10-Q for the period ended March 30, 2002 (Commission File No. 1-7724)) **

(e)

Form of Indemnification Agreement between the Corporation and each of Alan T. Biland, Martin M. Ellen, Susan F. Marrinan, Blaine A. Metzger, and Nicholas T. Pinchuk effective October 24, 1997 (incorporated by reference to Exhibit 10(d) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (Commission File No. 1-7724)) **

(f)

Amended and Restated Snap-on Incorporated Directors’ 1993 Fee Plan (as amended on August 3, 2006) (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (Commission File No. 1-7724)) **

(g)

Snap-on Incorporated Deferred Compensation Plan ((as amended through August 21, 2003) incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003) **

(h)

Snap-on Incorporated Supplemental Retirement Plan for Officers (as amended and effective October 23, 2003) (incorporated by reference to exhibit 10(h) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (Commission File No. 1-7724)) **

(i)

Amended and Restated Benefit Trust Agreement between the Corporation and The Northern Trust Company, dated as of July 2, 1998, and amended and restated as of March 17, 2000 (incorporated by reference to Snap-on’s Form 8-K dated March 17, 2000 (Commission File No. 1-7724)) **

(j)

Five Year Credit Agreement between Snap-on Incorporated, Citigroup Global Markets Inc. and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to Snap-on’s Quarterly Report on Form 10-Q for the period ended October 2, 2004 (Commission File No. 1-7724))

(k)

Form of Share and Performance Award Agreement and Form of Deferred Share and Performance Award Agreement (incorporated by reference to Exhibit 10(d) to Snap-on’s Quarterly Report on Form 10-Q for the period ended March 29, 2003 (Commission File No. 1-7724)) **

(l)

Agreement between the Company and Jack D. Michaels effective as of December 3, 2004 (incorporated by reference to Exhibit 10.2 of Snap-on’s Current Report on Form 8-K dated December 3, 2004 (Commission File No. 1-7724)) **

(m)

Form of Stock Option Agreement under the Amended and Restated Snap-on Incorporated 2001 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the period ended October 2, 2004 (Commission File No. 1-7724)) **

(n)

Letter agreement between the Corporation and Mr. Pinchuk dated June 4, 2002 (incorporated by reference to Exhibit 10(b) to Snap-on’s Quarterly Report on Form 10-Q for the period ended June 29, 2002 (Commission File No. 1-7724)) **

(o)	Operative excerpts from the offer letter agreement dated September 18, 1990, between Snap-on Tools Company and Susan F. Marrinan. **

(p)

Snap-on Incorporated Section 406 of the Sarbanes-Oxley Act Code of Ethics (incorporated by reference to exhibit 10(aa) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (Commission File No. 1-7724))

(q)

Stock and Asset Purchase Agreement, dated as of October 20, 2006, by and between Snap-on Incorporated and ProQuest Company (incorporated by reference to Exhibit (10.1) of Snap-on’s Form 8-K dated October 20, 2006 (Commission File No. 1-7724))

(r)

Amendment No. 1 to Stock and Asset Purchase Agreement, dated as of November 1, 2006, by and between ProQuest Company and Snap-on Incorporated (incorporated by reference to Exhibit (10.1) of Snap-on’s Form 8-K dated November 1, 2006 (Commission File No. 1-7724))

(s)

Underwriting Agreement, dated January 9, 2007, among Snap-on Incorporated, CitiGroup Global Markets Inc., Credit Suisse Securities (USA), LLC and J.P. Morgan Securities Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit (1.1) to Snap-on’s Report on Form 8-K dated January 9, 2007) (Commission File No. 1-7724))

(t)	DeSantis Class Settlement Agreement (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 (Commission File No. 1-7724))

(12)	Computation of Ratio of Earnings to Fixed Charges

(21)	Subsidiaries of the Corporation

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)            Filed electronically or incorporated by reference as an exhibit to this Annual Report on Form 10-K.  Copies of any materials the company files with the SEC can also be obtained free of charge through the SEC’s Web site at www.sec.gov. The SEC’s Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Public Reference Room at 1-800-732-0330.

(**)  Represents a management compensatory plan or agreement.