Form 10-Q
period 2007-03-31
SNAP ON INC
filed 2007-04-24
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☒           Accelerated filer  ☐           Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 20, 2007
Common Stock, $1.00 par value	57,974,406 shares

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006

Net sales	$709.7	$593.5
Cost of goods sold	(397.8)	(333.2)
Gross profit	311.9	260.3

Financial services revenue	13.4	11.2
Financial services expenses	(9.7)	(9.2)
Operating income from financial services	3.7	2.0

Operating expenses	(245.9)	(222.9)
Operating earnings	69.7	39.4

Interest expense	(11.3)	(4.4)
Other income (expense) – net	0.2	(1.2)
Earnings before income taxes	58.6	33.8
Income tax expense	(19.6)	(11.7)
Net earnings	$39.0	$22.1

Earnings per share:
Basic	$0.67	$0.38
Diluted	$0.66	$0.37

Weighted-average shares outstanding:
Basic	58.2	58.2
Effect of dilutive options	0.8	0.9
Diluted	59.0	59.1

Dividends declared per common share	$0.27	$0.27

See notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	March 31,	December 30,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$61.3	$63.4
Accounts receivable – net of allowances	567.9	559.2
Inventories	326.9	323.0
Deferred income tax benefits	71.5	76.0
Prepaid expenses and other assets	100.8	91.6
Total current assets	1,128.4	1,113.2

Property and equipment
Land	24.6	24.3
Buildings and improvements	238.1	236.7
Machinery and equipment	546.1	540.9
	808.8	801.9
Accumulated depreciation and amortization	(512.0)	(504.8)
Property and equipment – net	296.8	297.1

Deferred income tax benefits	61.9	55.3
Goodwill	781.1	776.1
Other intangibles – net	245.7	257.8
Pension assets	14.1	14.0
Other assets	152.4	141.0
Total assets	$2,680.4	$2,654.5

See notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	March 31,	December 30,
	2007	2006

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$193.3	$178.8
Notes payable and current maturities of long-term debt	60.3	43.6
Accrued benefits	45.5	41.4
Accrued compensation	67.7	90.4
Franchisee deposits	46.0	48.5
Deferred subscription revenue	32.1	25.3
Income taxes	23.4	37.8
Other accrued liabilities	218.5	216.2
Total current liabilities	686.8	682.0

Long-term debt	503.9	505.6
Deferred income taxes	82.2	88.9
Retiree health care benefits	68.7	69.6
Pension liabilities	116.7	113.9
Other long-term liabilities	128.9	118.2
Total liabilities	1,587.2	1,578.2

Shareholders’ equity
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,088,781 and 67,081,801 shares)	67.1	67.1
Additional paid-in capital	122.0	121.9
Retained earnings	1,203.3	1,180.3
Accumulated other comprehensive income (loss)	27.1	21.2
Grantor Stock Trust at fair market value (8,150 and 407,485 shares)	(0.4)	(19.4)
Treasury stock at cost (9,128,482 and 8,503,482 shares)	(325.9)	(294.8)
Total shareholders’ equity	1,093.2	1,076.3
Total liabilities and shareholders’ equity	$2,680.4	$2,654.5

See notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Operating activities:
Net earnings	$39.0	$22.1
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	12.1	12.0
Amortization of other intangibles	4.4	0.5
Stock-based compensation expense	3.9	3.3
Excess tax benefits from stock-based compensation	(2.2)	(3.4)
Deferred income tax benefits	(3.2)	(2.9)
Gain on sale of assets	(0.1)	(0.7)
Loss on mark to market for cash flow hedges	—	0.1
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(5.5)	(27.0)
(Increase) decrease in inventories	(3.0)	(9.6)
(Increase) decrease in prepaid and other assets	(15.9)	(14.3)
Increase (decrease) in accounts payable	12.5	26.6
Increase (decrease) in accruals and other liabilities	(15.0)	20.8
Net cash provided by operating activities	27.0	27.5

Investing activities:
Capital expenditures	(13.3)	(10.7)
Proceeds from disposal of property and equipment	1.9	2.5
Net cash used in investing activities	(11.4)	(8.2)

Financing activities:
Proceeds from issuance of long-term debt	298.5	—
Net increase (decrease) in short-term borrowings	(285.5)	6.0
Purchase of treasury stock	(31.2)	(26.0)
Proceeds from stock purchase and option plans	13.8	25.4
Excess tax benefits from stock-based compensation	2.2	3.4
Cash dividends paid	(15.9)	(15.8)
Net cash used in financing activities	(18.1)	(7.0)

Effect of exchange rate changes on cash and cash equivalents	0.4	0.2
Increase (decrease) in cash and cash equivalents	(2.1)	12.5
Cash and cash equivalents at beginning of year	63.4	170.4
Cash and cash equivalents at end of period	$61.3	$182.9
Supplemental cash flow disclosures:
Cash paid for interest	$(10.3)	$(7.1)
Net cash refunded (paid) for income taxes	3.4	(4.2)

See notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Condensed Consolidated Financial Statements

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on Incorporated’s (“Snap-on” or “the company”) 2006 Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

The condensed consolidated financial statements include the accounts of Snap-on, its majority-owned subsidiaries and Snap-on Credit LLC (“SOC”), a 50%-owned joint venture with The CIT Group, Inc. (“CIT”).  The condensed consolidated financial statements do not include the accounts of the company’s independent franchisees.  All intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified on the Condensed Consolidated Statements of Cash Flows to conform to the current year presentation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the statement of financial condition and results of operations for the three month periods ended March 31, 2007, and April 1, 2006, have been made.  The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

2.  New Accounting Standards

Effective December 30, 2006, the last day of the 2006 fiscal year, Snap-on adopted the recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158 (SFAS No. 158), “Employers’ Accounting for Defined Benefit Pension and Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, and also requires an employer to initially apply the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position for fiscal years ending after December 15, 2008.  As the company uses the last day of its fiscal year-end as the measurement date for its plans, the adoption of the measurement provisions of SFAS No. 158 will not have a material impact on the company’s consolidated financial position and results of operations.  Retrospective application of the recognition and fiscal year-end measurement date provisions of SFAS No. 158 is not permitted.  See Notes 11 and 12 for information on pension and postretirement plans.

Effective December 31, 2006, the first day of fiscal 2007, Snap-on adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109.”  See Note 8 for additional information regarding income taxes.

Effective December 31, 2006, the first day of fiscal 2007, Snap-on adopted SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities.  The adoption of SFAS No. 156 did not have a material impact on the company’s consolidated financial position and results of operations.

The FASB released SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements.  SFAS No. 157 will be effective for Snap-on as of December 30, 2007, the beginning

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

of the company’s fiscal-2008 year.  The company is currently evaluating the impact of adopting SFAS No. 157 on the company’s consolidated financial position and results of operations.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows companies to choose to elect, at specified dates, to measure eligible financial instruments at fair value. Companies shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for companies that have also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.” Companies are prohibited from retrospectively applying SFAS No. 159 unless they choose to early adopt both SFAS No. 157 and SFAS No. 159.  SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). Snap-on is currently evaluating the impact of adopting SFAS No. 159 on the company’s consolidated financial position and results of operations.

3.  Acquisitions

On November 28, 2006, Snap-on acquired the ProQuest Business Solutions business and certain net assets (collectively, “Snap-on Business Solutions” or “Business Solutions,” and formerly ProQuest Business Solutions) from ProQuest Company for a preliminary purchase price of $516 million of cash (including an estimated $8 million of transaction costs) and the assumption of approximately $19 million of debt.  The preliminary purchase price allocation is based upon the estimated fair values of the assets and liabilities acquired, and are subject to change upon the finalization of income tax matters and the working capital adjustment that is expected to be finalized in the second quarter of 2007.

The intangible assets consist of $163.6 million of customer-related assets with a 16 year average life and $20.7 million of developed technology with a five year average life.

4.  Accounts Receivable

Accounts receivable include trade accounts, installment and other receivables, including the current portion of franchisee-financing receivables.  The components of Snap-on’s current accounts receivable were as follows:

(Amounts in millions)	March 31, 2007	December 30, 2006
Trade accounts receivable	$490.5	$477.6
Installment receivables, net of unearned finance charges of $7.3 million in both periods	63.6	62.4
Other accounts receivable	46.0	52.1
Total	600.1	592.1
Allowance for doubtful accounts	(32.2)	(32.9)
Total accounts receivable – net	$567.9	$559.2

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The long-term portion of accounts receivable is classified in “Other assets” on the accompanying Condensed Consolidated Balance Sheets and is comprised of installment and other receivables, including franchisee-financing receivables, with payment terms that are due beyond one year.  The components of Snap-on’s long-term accounts receivable were as follows:

(Amounts in millions)	March 31, 2007	December 30, 2006
Installment receivables, net of unearned finance charges of $9.1 million and $9.2 million	$42.3	$42.6
Other long-term accounts receivable	27.9	28.3
Total	$70.2	$70.9

5.  Inventories

Inventories by major classification were as follows:

(Amounts in millions)	March 31, 2007	December 30, 2006
Finished goods	$308.4	$310.4
Work in progress	37.5	35.2
Raw materials	67.7	64.1
Total FIFO value	413.6	409.7
Excess of current cost over LIFO cost	(86.7)	(86.7)
Total inventories	$326.9	$323.0

Inventories accounted for using the first-in, first-out (“FIFO”) method as of March 31, 2007, and December 30, 2006, approximated 66% and 62% of total inventories.  The company accounts for its non-U.S. inventory on the FIFO method.  As of March 31, 2007, approximately 37% of the company’s U.S. inventory was accounted for using the FIFO basis and 63% was accounted for using the last-in, first-out (“LIFO”) method.  LIFO inventory liquidations resulted in a reduction of “Cost of goods sold” on the accompanying Condensed Consolidated Statements of Earnings of $1.5 million for the three month period ended April 1, 2006.  There were no LIFO inventory liquidations for the three month period ended March 31, 2007.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.  Acquired Intangible Assets

Disclosures related to other intangible assets are as follows:

	March 31, 2007		December 30, 2006
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$164.5	$(3.4)	$164.6	$(0.9)
Developed technology	21.0	(1.7)	28.3	(0.4)
Patents	32.6	(16.3)	32.5	(15.8)
Trademarks	2.7	(0.9)	2.8	(0.9)
Other	0.7	(0.3)	0.7	(0.3)
Total	221.5	(22.6)	228.9	(18.3)
Non-amortized trademarks	46.8	—	47.2	—
Total	$268.3	$(22.6)	$276.1	$(18.3)

The weighted-average amortization periods related to other intangible assets are as follows:

(In years)	Weighted- average Amortization
Customer relationships	16
Developed technology	5
Patents	16
Trademarks	39
Other	2

The weighted-average amortization period for all amortizable intangibles on a combined basis is 16 years.

Amortization expense was $4.4 million for the three month period ended March 31, 2007, and $0.5 million for the three month period ended April 1, 2006.  Total estimated annual amortization expense is expected to be $17.0 million in 2007, and for each of the next five fiscal years, based on current levels of amortized intangible assets.

Goodwill was $781.1 million and $776.1 million at March 31, 2007, and December 30, 2006.  The increase in goodwill from year-end 2006 levels primarily resulted from currency translation and $2.9 million of purchase accounting adjustments related to the Business Solutions acquisition.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.  Exit or Disposal Activities

Snap-on recorded costs associated with exit and disposal activities of $8.2 million and $5.1 million during the three month periods ended March 31, 2007, and April 1, 2006.

	Three Months Ended
(Amounts in millions)	March 31, 2007	April 1, 2006
Exit and disposal costs:
Cost of goods sold	$5.7	$1.9
Operating expenses	2.5	3.1
Financial services expenses	—	0.1
Total exit and disposal costs	$8.2	$5.1

Of the $8.2 million of costs incurred during the three month period ended March 31, 2007, $4.4 million qualified for accrual treatment.  Costs associated with exit and disposal activities in 2007 primarily related to headcount reductions from (i) the closure of a facility in Austria; (ii) the transfer of certain production activities from Sweden to lower-cost regions and emerging markets; (iii) the mid-2007 closure of the Johnson City, Tennessee, hand tool facility; (iv) the consolidation of multiple customer call centers in the United States; and (v) various management realignment actions at other Snap-on facilities.

Snap-on’s exit and disposal accrual activity for the quarter ended March 31, 2007, was as follows:

	Balance at December 30,	First Quarter		Balance at March 31,
(Amounts in millions)	2006	Additions	Usage	2007
Severance costs:
Snap-on Tools	$2.3	$1.4	$(0.3)	$3.4
Commercial & Industrial	2.4	2.1	(1.4)	3.1
Diagnostics & Information	0.3	0.3	(0.3)	0.3
Corporate	0.3	0.5	(0.2)	0.6
Facility-related costs:
Snap-on Tools	0.2	—	(0.1)	0.1
Diagnostics & Information	0.3	0.1	—	0.4
Corporate	0.2	—	—	0.2
Total	$6.0	$4.4	$(2.3)	$8.1

Exit and disposal accrual usage of $2.3 million during the first quarter of 2007 consisted primarily of severance and related payments.  Since year-end 2006, Snap-on has reduced headcount by approximately 60 employees as part of its restructuring actions.  While the majority of the exit and disposal costs will be utilized in 2007, certain severance and facility-related costs will extend beyond 2007 primarily due to longer-term severance and lease obligations.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with cash flows from operations and borrowings under the company’s existing credit facilities.  The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

8.  Income Taxes

The company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes,” on December 31, 2006, the beginning of the company’s 2007 fiscal year.  As of December 31, 2006, the company had unrecognized tax benefits of $23.5 million.  Snap-on did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN No. 48.

Of the $23.5 million of unrecognized tax benefits, $21.0 million would impact the effective income tax rate if recognized.  Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.  As of December 31, 2006, the company had $2.2 million of accrued interest included in the $23.5 million of unrecognized tax benefits.

Snap-on believes it is reasonably possible that, within the next 12 months, $1.8 million of previously unrecognized tax benefits will be recorded primarily as a result of the resolution of tax positions in a non-U.S. jurisdiction.

With few exceptions, Snap-on is no longer subject to U.S. federal, state/local, or non-U.S. income tax examinations by tax authorities for years prior to 2003, 2002 and 1998, respectively.

Snap-on’s effective tax rate was 33.4% in the first quarter of 2007, as compared with 34.5% in the first quarter of 2006.  The company’s effective tax rate in 2007 was favorably impacted by the resolution of previously unrecognized tax benefits in a non-U.S. jurisdiction.  The company does not believe any additional material adjustments will be made related to unrecognized tax benefits for the remainder of 2007.

9.  Short-term and Long-term Debt

Notes payable and long-term debt at March 31, 2007, was $564.2 million, including $40.0 million of commercial paper.  As of December 30, 2006, notes payable and long-term debt was $549.2 million, including $314.9 million of commercial paper.  On January 12, 2007, Snap-on sold $300 million in floating and fixed rate notes consisting of $150 million of floating rate notes that mature in their entirety on January 12, 2010, and $150 million of fixed rate notes that mature in their entirety on January 15, 2017.  Interest on the floating rate notes accrue at a floating rate equal to the three-month London Interbank offer rate plus 0.13% per year; interest is to be paid quarterly beginning April 12, 2007.  Interest on the fixed rate notes accrue at a rate of 5.50% per year; interest is to be paid semi-annually beginning July 15, 2007.  Snap-on used the proceeds, net of $1.5 million of transaction costs, from the sale of the notes to repay commercial paper obligations issued to finance the acquisition of Business Solutions. On January 12, 2007, the company also terminated the $250 million bridge credit agreement that Snap-on established prior to its acquisition of Business Solutions.

Long-term debt of $503.9 million as of March 31, 2007, includes $200 million of unsecured 6.25% notes, $150 million of unsecured 5.50% notes, $150 million of unsecured floating rate notes, and $3.9 million of other long-

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

term debt.  Notes payable to banks under uncommitted lines of credit were $20.3 million at March 31, 2007, and $28.6 million at December 30, 2006.  CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis.  As of December 30, 2006, SOC owed both Snap-on and CIT $0.1 million to support SOC’s working capital requirements; no amounts were owed by SOC pursuant to the working capital agreement as of March 31, 2007.

At March 31, 2007, Snap-on had a $400 million multi-currency revolving credit facility that terminates on July 27, 2009.  The $400 million credit facility’s financial covenant requires that Snap-on maintain a ratio of debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00.  As of March 31, 2007, Snap-on was in compliance with all covenants of its revolving credit facility.

At March 31, 2007, Snap-on also had $20 million of unused committed bank lines of credit, of which $10 million expires on July 29, 2007, and $10 million expires on August 31, 2007.  At March 31, 2007, Snap-on had approximately $380 million of unused available debt capacity under the terms of its revolving credit facility and its committed bank lines of credit.

10.  Financial Instruments

Snap-on uses derivative instruments to manage well-defined interest rate and foreign currency exposures. Snap-on does not use derivative instruments for speculative or trading purposes.  The criteria used to determine if hedge accounting treatment is appropriate are (i) the designation of the hedge to an underlying exposure; (ii) whether or not overall risk is being reduced; and (iii) if there is a correlation between the value of the derivative instrument and the underlying obligation.  On the date a derivative contract is entered into, Snap-on designates the derivative as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a natural hedging instrument whose change in fair value is recognized as an economic hedge against changes in the values of the hedged item.

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

At March 31, 2007, Snap-on had $116.0 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $46.3 million in Swedish kronor, $34.7 million in British pounds, $33.3 million in euros, $11.6 million in Australian dollars, and $4.3 million in other currencies, and sell contracts of $9.0 million in Canadian dollars, $2.0 million in Hungarian forint and $3.2 million in other currencies.  At December 30, 2006, Snap-on had $80.1 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $31.4 million in Swedish kronor, $23.1 million in euros, $17.8 million in British pounds, $10.9 million in Australian dollars, $2.3 million in Japanese yen, $2.1 million in Norwegian kroner, and $3.4 million in other currencies, and sell contracts of $7.0 million in Canadian dollars and $3.9 million in other currencies.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The majority of Snap-on’s forward exchange contracts are not designated as hedges under SFAS No. 133.  The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings.

Interest Rate Swap Agreements:  Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense.  For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest Expense” on the accompanying Condensed Consolidated Statements of Earnings.  For cash flow hedges, the effective portion of the change in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss),” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to interest expense.  The notional amount of interest rate swaps outstanding and designated as fair value hedges was $50 million at March 31, 2007, and at December 30, 2006.

Changes in the fair value of derivative financial instruments qualifying for hedge accounting are reflected as derivative assets or liabilities with the corresponding gains or losses reflected in earnings in the period of change.  An offsetting gain or loss is also reflected in earnings based upon the changes of the fair value of the debt instrument being hedged.  For all fair value hedges qualifying for hedge accounting, the net accumulated derivative loss at March 31, 2007, was $1.6 million.  At March 31, 2007, the maximum maturity date of any fair value hedge was five years.  During the first quarter of 2007, cash flow hedge and fair value hedge ineffectiveness was not material.

11.  Pension Plans

Snap-on’s net pension expense included the following components:

	Three Months Ended
(Amounts in millions)	March 31, 2007	April 1, 2006
Service cost	$5.9	$6.5
Interest cost	12.4	11.8
Expected return on assets	(16.1)	(15.1)
Actuarial loss	1.8	3.1
Prior service cost	0.3	0.3
Net transition asset	(0.1)	(0.1)
Net pension expense	$4.2	$6.5

Snap-on expects to make contributions to its foreign pension plans throughout 2007 of approximately $7.5 million. Snap-on is not required to make a contribution to its domestic pension plans in 2007.  Depending on market and other conditions, Snap-on may elect to make a discretionary cash contribution to its domestic pension plans in 2007.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.  Retiree Health Care

Snap-on’s net postretirement health care benefits expense included the following components:

	Three Months Ended
(Amounts in millions)	March 31, 2007	April 1, 2006
Service cost	$0.1	$0.2
Interest cost	1.0	1.2
Unrecognized net gain	(0.1)	(0.1)
Prior service credit	(0.3)	—
Net postretirement expense	$0.7	$1.3

13.  Stock-Based Compensation

The 2001 Incentive Stock and Awards Plan, as Amended (“2001 Plan”), which was approved by shareholders in 2001 and amended and approved by shareholders in 2006, provides for the grant of stock options, performance share awards and restricted stock awards.  As of March 31, 2007, the 2001 Plan has 3,146,996 shares available for future grants.

Snap-on recognized $3.9 million and $3.3 million of compensation cost for the three month periods ended March 31, 2007, and April 1, 2006.  Cash received from option exercises during the three month periods ended March 31, 2007, and April 1, 2006, totaled $13.8 million and $25.4 million.  The tax benefit realized from the exercise of share-based payment arrangements was $2.5 million and $3.5 million for the three month periods ended March 31, 2007, and April 1, 2006.

Stock Options

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant and have a contractual term of ten years.  Grants made prior to 2007 vest in two annual increments beginning on the first anniversary following the grant date of the award.  Beginning in 2007, all stock option grants vest over a three-year period, beginning on the first anniversary following the grant date of the award, with the exception of the 2007 grant to the company’s Chief Executive Officer, which vests in its entirety within one year of grant.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model.  The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the expected term of options granted (based on the period of time that options granted are expected to be outstanding). Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option.  The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option.  The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three month periods ended March 31, 2007, and April 1, 2006, using the Black-Scholes valuation model:

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Expected term of option (in years)	6.30	7.19
Expected volatility factor	25.78%	29.19%
Expected dividend yield	3.05%	3.23%
Risk-free interest rate	4.69%	4.59%

A summary of stock option activity as of and for the three month period ended March 31, 2007, is presented below:

	Shares	Exercise Price Per	Remaining Contractual Term (*)	Aggregate Intrinsic Value
	(in millions)	Share (*)	(in years)	(in millions)
Outstanding at December 30, 2006	2.8	$33.39
Granted	0.7	50.22
Exercised	(0.4)	33.83
Forfeited or expired	—	—
Outstanding at March 31, 2007	3.1	37.02	7.06	$34.7
Exercisable at March 31, 2007	2.1	32.52	5.92	32.2

(*) Weighted-average

The weighted-average grant-date fair value of options granted during the three month periods ended March 31, 2007, and April 1, 2006, was $12.14 and $10.57.  The intrinsic value of options exercised during the three month periods ended March 31, 2007, and April 1, 2006, was $6.5 million and $7.3 million.  The fair value of stock options vested during the three month periods ended March 31, 2007, and April 1, 2006, was $4.2 million and $3.9 million.

As of March 31, 2007, there was $9.8 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2001 Plan.  That cost is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Performance Awards

Performance awards granted in 2007 under the 2001 plan are earned and expensed using the fair value of the performance award using the Black-Scholes valuation model over a contractual term of three years based on the company’s performance.  Vesting of the performance awards will be dependent upon performance relative to pre-defined goals for revenue growth and return on assets for the years 2007 through 2009.  Based on Snap-on’s performance relative to these goals, the recipient can earn up to 100% of the performance awards.  For performance achieved above a certain level, the recipient may earn additional cash units, not to exceed 50% of the number of performance awards initially awarded.  Each additional cash unit also represents the right to receive cash of $50.22, which was the fair market value of a share of common stock on the date of grant.

Performance awards granted in 2006 are earned and expensed using the fair value of the performance award using the Black-Scholes valuation model over a contractual term of three years based on the company’s performance.  Vesting of the performance awards will be dependent upon performance relative to pre-defined goals for revenue growth and return on assets for the years 2006 through 2008.  Based on Snap-on’s performance relative to these goals, the recipient can earn up to 100% of the performance awards.  For performance achieved above a certain level, the recipient may earn additional cash units, not to exceed 50% of the number of performance awards initially awarded.  Each additional cash unit also represents the right to receive cash of $39.35, which was the fair market value of a share of common stock on the date of grant.

Performance awards granted in 2005 are earned and expensed using the fair value of the performance award using the Black-Scholes valuation model over a contractual term of three years based on the company’s performance.  Vesting of the performance awards will be dependent upon performance relative to pre-defined goals for revenue growth and return on assets for the years 2005 through 2007.  Based on Snap-on’s performance relative to these goals, the recipient can earn up to 100% of the performance awards with an equal number of cash units that represent the right to receive cash of $31.73 per unit.  For performance achieved above a certain level, the recipient may earn additional cash units, not to exceed 100% of the number of performance awards initially awarded.  Each additional cash unit also represents the right to receive cash of $31.73, which was the fair market value of a share of common stock on the date of grant.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of each performance award is estimated on the date of grant using the Black-Scholes valuation model.  The company uses the vesting period of the performance awards as the expected term of options granted.  Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the performance award.  The expected dividend yield is based on the company’s historical dividend payments.  The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the length of time corresponding to the expected term of the performance award.  The following weighted-average assumptions were used in calculating the fair value of performance awards granted during the three month periods ended March 31, 2007, and April 1, 2006, using the Black-Scholes valuation model.

	Three Months Ended
	March 31, 2007	April 1, 2006
Expected term of performance award (in years)	3.0	3.0
Expected volatility factor	20.52%	20.54%
Expected dividend yield	3.05%	3.23%
Risk-free interest rate	4.73%	4.67%

The weighted-average grant-date fair value of performance awards granted during the three month periods ended March 31, 2007, and April 1, 2006, was $45.86 and $35.74.  As performance share awards vest only at the end of the performance-award period, no shares vested or were paid out during the three month period ended March 31, 2007, and 0.1 million shares were paid out during the three month period ended April 1, 2006.

A summary of the status of the company’s non-vested performance share awards as of March 31, 2007, and changes during the three month period ended March 31, 2007, are as follows:

	Shares	Grant-Date
	(in millions)	Fair Value (*)
Non-vested performance awards at December 30, 2006	0.4	$33.52
Granted	0.2	45.86
Vested	—	—
Forfeited or expired	—	—
Non-vested performance awards at March 31, 2007	0.6	38.24

(*) Weighted-average

As of March 31, 2007, there was $13.6 million of unrecognized compensation cost related to non-vested performance share awards granted.  That cost is expected to be recognized as a charge to earnings over a weighted-average period of 2.3 years.

Stock Appreciation Rights (“SARs”)

The company also issues SARs to certain key non-U.S. employees.  SARs are granted with an exercise price equal to the market value of a share of common stock on the date of grant and have a contractual term of ten years and, for SARs granted prior to 2007, vest in two annual increments beginning on the first anniversary following the grant date of the award.  SARs granted in 2007 vest over a three-year period beginning on the first anniversary following the grant date of the award.  SARs provide for the cash payment of the excess of the fair market value of

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Snap-on’s common stock price on the date of exercise over the grant price.  SARs have no effect on dilutive shares or shares outstanding as any appreciation of Snap-on’s common stock value over the grant price is paid in cash and not in common stock.

The fair value of each SAR is remeasured each reporting period using the Black-Scholes valuation model.  The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding.  Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SAR.  The expected dividend yield is based on the company’s historical dividend payments.  The risk-free interest rate is based on the U.S. treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the SARs.  The following weighted-average assumptions were used in calculating the fair value of SARs granted during the three month periods ended March 31, 2007, and April 1, 2006, using the Black-Scholes valuation model.

	Three Months Ended
	March 31, 2007	April 1, 2006
Expected term of SARs (in years)	5.97	7.28
Expected volatility factor	24.28%	29.25%
Expected dividend yield	3.08%	3.23%
Risk-free interest rate	4.55%	4.59%

The total intrinsic value of SARs exercised during both the three month periods ended March 31, 2007, and April 1, 2006, was $0.5 million.  The total fair value of SARs vested during the three month period ended March 31, 2007, and April 1, 2006, was $1.5 million and $0.9 million.

A summary of the status of the company’s non-vested SARs as of March 31, 2007, and changes during 2007, are as follows:

	Shares
	(in millions)	Fair Value (*)
Non-vested SARs at December 30, 2006	0.1	$13.85
Granted	0.1	10.01
Vested	—	—
Forfeited or expired	—	—
Non-vested SARs at March 31, 2007	0.2	11.43

(*) Weighted-average

As of March 31, 2007, there was $1.7 million of unrecognized compensation cost related to non-vested SARs.  That cost is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14.  Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
Weighted-average common shares outstanding	58,202,133	58,200,198
Dilutive effect of employee stock options	811,825	871,284
Weighted-average common shares outstanding, assuming dilution	59,013,958	59,071,482

The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method.  Options to purchase 664,265 shares and 895,059 shares of Snap-on common stock were not included in the computation of diluted earnings per share for the three month periods ended March 31, 2007, and April 1, 2006, as the exercise price of the options were greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

15.  Comprehensive Income

Total comprehensive income for the three month periods ended March 31, 2007, and April 1, 2006, was as follows:

	Three Months Ended
	March 31,	April 1,
(Amounts in millions)	2007	2006
Net earnings	$39.0	$22.1
Foreign currency translation	5.8	3.4
Change in fair value of derivative instruments, net of tax	0.1	0.1
Total comprehensive income	$44.9	$25.6

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16.  Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded.  Snap-on calculates its reserve requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience.  The following summarizes Snap-on’s product warranty accrual activity for the three month periods ended March 31, 2007, and April 1, 2006:

	Three Months Ended
	March 31,	April 1,
(Amounts in millions)	2007	2006
Warranty reserve:
Beginning of period	$17.3	$16.8
Additions	3.8	5.2
Usage	(4.2)	(4.1)
End of period	$16.9	$17.9

Snap-on has credit risk exposure for certain SOC-originated contracts for franchisee van loans with recourse provisions against Snap-on. At March 31, 2007, and December 30, 2006, $15.4 million and $16.2 million of loans, with terms ranging from six months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due.  The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default.  The estimated fair value of the guarantees for all loan originations with recourse as of March 31, 2007, was not material.

On May 16, 2006, Snap-on reached an agreement to settle certain legal matters related to certain then current and former franchisees on a class basis.  The court gave its final approval to the class settlement on October 27, 2006.  Under the terms of the settlement, Snap-on agreed to make payments to claimants and class counsel, plus incur certain other costs and expenses.  Snap-on recorded a $38.0 million pretax charge in the second quarter of 2006 representing its best estimate to settle these legal matters.  As of March 31, 2007, the majority of the settlement funds, including payments to the class participants made in the first quarter of 2007, have been disbursed.  Snap-on has not admitted any wrongdoing by way of this settlement.

Snap-on is also involved in various other legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these other legal matters, management believes that the results will not have a material impact on Snap-on’s consolidated financial position or results of operations.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

17. Other Income (Expense)

Other income (expense) – net consists of the following:

(Amounts in millions)	March 31, 2007	April 1, 2006
Equity earnings in affiliates	$1.2	$—
Minority interest	(1.1)	(0.8)
Foreign exchange loss	(0.6)	(1.0)
Interest income	1.3	1.1
Other expense	(0.6)	(0.5)
Total other income (expense) – net	$0.2	$(1.2)

18.  Segments

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance.  Snap-on’s reportable business segments include: (i) the Snap-on Tools Group; (ii) the Commercial & Industrial Group; (iii) the Diagnostics & Information Group; and (iv) Financial Services.  The Snap-on Tools Group consists of the business operations serving the worldwide franchise van channel. The Commercial & Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchise distribution channels.  The Diagnostics & Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems, electronic parts catalogs, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services consists of the business operations of SOC and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has franchise operations.

Snap-on evaluates the performance of its operating segments based on segment revenues and operating earnings. For the Snap-on Tools, Commercial & Industrial, and Diagnostics & Information Groups, segment net sales include both external and intersegment net sales.  Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments.  Identifiable assets by segment are those assets used in the respective reportable segment’s operations.  Intersegment amounts are eliminated to arrive at consolidated financial results.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Financial data by segment was as follows:

	Three Months Ended
	March 31,	April 1,
(Amounts in millions)	2007	2006
Net sales:
Snap-on Tools Group	$288.5	$248.7
Commercial & Industrial Group	321.8	287.2
Diagnostics & Information Group	167.8	119.2
Segment net sales	778.1	655.1
Intersegment eliminations	(68.4)	(61.6)
Total net sales	$709.7	$593.5

Financial Services revenue	13.4	11.2
Total revenues	$723.1	$604.7

Operating earnings:
Snap-on Tools Group	$29.3	$18.2
Commercial & Industrial Group	28.1	23.1
Diagnostics & Information Group	21.6	10.3
Financial Services	3.7	2.0
Segment operating earnings	82.7	53.6
Corporate	(13.0)	(14.2)
Operating earnings	$69.7	$39.4
Interest expense	(11.3)	(4.4)
Other income (expense) – net	0.2	(1.2)
Earnings before income taxes	$58.6	$33.8

	March 31,	December 30,
(Amounts in millions)	2007	2006
Assets:
Snap-on Tools Group	$433.1	$413.4
Commercial & Industrial Group	1,045.4	1,020.9
Diagnostics & Information Group	847.1	863.5
Financial Services	156.8	156.5
Total assets from reportable segments	$2,482.4	$2,454.3
Corporate	241.8	233.5
Elimination of intersegment receivables	(43.8)	(33.3)
Total assets	$2,680.4	$2,654.5

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement:

Statements in this document that are not historical facts, including statements (i) that include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on Incorporated (“Snap-on” or “the company”) or its management; (ii) specifically identified as forward-looking; or (iii) describing Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, as well as those factors discussed in its Annual Report on Form 10-K for the fiscal year ended December 30, 2006, which are incorporated herein by reference, could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain savings from cost reduction actions, including its ability to implement reductions in workforce, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher cost and lost revenues.  These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby enhance their sales and profitability, introduce successful new products, successfully integrate acquisitions (including the company’s November 28, 2006, acquisition of Snap-on Business Solutions), as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, litigation challenges and external negative factors including significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations; and the impact of legal proceedings, energy and raw material supply and pricing (including steel and gasoline), the amount, rate and growth of Snap-on’s general and administrative expenses (e.g. health care and/or pension costs), the impacts of non-strategic business and/or product line rationalizations, and terrorist disruptions on business.  Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.  Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Highlights of Snap-on’s results of operations for the first quarters of fiscal 2007 and fiscal 2006 are as follows:

	Three Months Ended
(Amounts in millions)	March 31, 2007		April 1, 2006		Increase / (Decrease)
Net sales	$709.7	100.0%	$593.5	100.0%	$116.2	19.6%
Cost of goods sold	397.8	56.1%	333.2	56.1%	64.6	19.4%
Gross profit	311.9	43.9%	260.3	43.9%	51.6	19.8%

Financial services revenue	13.4	100.0%	11.2	100.0%	2.2	19.6%
Financial services expenses	9.7	72.4%	9.2	82.1%	0.5	5.4%
Operating income from financial services	3.7	27.6%	2.0	17.9%	1.7	85.0%

Operating expenses	245.9	34.6%	222.9	37.6%	23.0	10.3%

Operating earnings	69.7	9.6%	39.4	6.5%	30.3	76.9%

Interest expense	11.3	1.6%	4.4	0.7%	6.9	156.8%
Other (income) expense – net	(0.2)	-0.1%	1.2	0.2%	(1.4)	-116.7%
Earnings before income taxes	58.6	8.1%	33.8	5.6%	24.8	73.4%

Income tax expense	19.6	2.7%	11.7	1.9%	7.9	67.5%
Net earnings	$39.0	5.4%	$22.1	3.7%	$16.9	76.5%

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

Net sales in the first quarter of 2007 increased $116.2 million, or 19.6%, from 2006 levels, including $17.0 million from currency translation.  Sales in the Snap-on Tools Group increased $39.8 million, or 16.0%, from prior-year levels, primarily driven by a 17.1% increase in U.S. sales and continued strong growth in international sales.    Sales in the Commercial & Industrial Group also increased year over year, primarily due to higher sales of professional tools in Europe, continued strong sales growth in emerging markets, and higher sales of tools for industrial applications in the United States.  In the Diagnostics & Information Group, sales were up $48.6 million from prior-year levels, largely due to $49.3 million of incremental sales from the November 2006 acquisition of Snap-on Business Solutions (“Business Solutions”).

Gross profit in the first quarter of 2007 was $311.9 million as compared to $260.3 million in the first quarter of 2006.  The $51.6 million improvement in 2007 gross profit primarily reflects benefits from higher sales, currency translation of $6.6 million and savings from efficiency, productivity and cost reduction initiatives of $3.4 million.  These increases were partially offset by $4.5 million of increased production and material costs, and $3.8 million of higher restructuring costs.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating expenses in the first quarter of 2007 were $245.9 million, as compared to $222.9 million in the first quarter of 2006. As a percentage of net sales, operating expenses improved 300 basis points (100 basis points equals 1.0 percent) to 34.6% in the first quarter of 2007, as compared to 37.6% in the comparable prior-year period.  The $23.0 million increase primarily relates the inclusion of operating expenses for Business Solutions, $4.9 million of currency translation, and increased volume-related expenses.  These increases were partially offset by $3.1 million of benefits from ongoing efficiency and cost reduction initiatives.  The higher level of sales also contributed to the improved operating expense percentage.

Interest expense of $11.3 million in the first quarter of 2007 was up $6.9 million from the first quarter of 2006, primarily due to increased debt levels to finance the Business Solutions acquisition and higher year-over-year interest rates.

Other (income) expense – net was income of $0.2 million in the first quarter of 2007, as compared to expense of $1.2 million in the first quarter of 2006, primarily due to the recognition of income on an equity investment in 2007.

Snap-on’s effective tax rate was 33.4% in the first quarter of 2007 as compared with 34.5% in the first quarter of 2006.  The company’s effective tax rate in 2007 was favorably impacted by the resolution of previously unrecognized tax benefits in a non-U.S. jurisdiction.  See Note 8 to the Condensed Consolidated Financial Statements for further information on income taxes.

Exit and Disposal Activities

During the first quarter of 2007, Snap-on recorded costs associated with exit and disposal activities of $8.2 million.  Of the $8.2 million costs incurred in the first quarter of 2007, $4.4 million qualified for accrual treatment.  Costs associated with exit and disposal activities in 2007 primarily related to headcount reductions from (i) the closure of a facility in Austria; (ii) the transfer of certain production activities from Sweden to lower-cost regions and emerging markets; (iii) the mid-2007 closure of the Johnson City, Tennessee, hand tool facility; (iv) the consolidation of multiple customer call centers in the United States; and (v) various management realignment actions at other Snap-on facilities.  Accrual usage of $2.3 million during the first quarter of 2007 for these actions primarily reflects severance and related payments for the separation of approximately 60 employees.  While the majority of the exit and disposal costs will be utilized in 2007, certain severance and facility-related costs will extend beyond 2007 primarily due to longer-term severance and lease obligations.  Snap-on expects that it will incur approximately $28 million of exit and disposal charges in 2007.

Snap-on is continually evaluating the long-term strategic fit of its various businesses and/or product lines.  Additional exit or disposal charges may be incurred in the event the company decides to exit certain non-strategic businesses and/or product lines that no longer fit with the company’s core strategies.  See Note 7 to the Condensed Consolidated Financial Statements for further information on exit and disposal activities.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance.  Snap-on’s reportable business segments include: (i) the Snap-on Tools Group; (ii) the Commercial & Industrial Group; (iii) the Diagnostics & Information Group; and (iv) Financial Services.  The Snap-on Tools Group consists of the business operations serving the worldwide franchise van channel. The Commercial & Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchise distribution channels.  The Diagnostics & Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems, electronic parts catalogs, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services consists of the business operations of Snap-on Credit (“SOC”) and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has franchise operations.

Snap-on evaluates the performance of its operating segments based on segment revenues and operating earnings. For the Snap-on Tools, Commercial & Industrial, and Diagnostics & Information Groups, segment net sales include both external and intersegment net sales.  Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments.  Identifiable assets by segment are those assets used in the respective reportable segment’s operations.  Intersegment amounts are eliminated to arrive at consolidated financial results.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	March 31, 2007		April 1, 2006		Increase / (Decrease)
Segment net sales	$288.5	100.0%	$248.7	100.0%	$39.8	16.0%
Cost of goods sold	163.3	56.6%	137.7	55.4%	25.6	18.6%
Gross profit	125.2	43.4%	111.0	44.6%	14.2	12.8%
Operating expenses	95.9	33.2%	92.8	37.3%	3.1	3.3%
Segment operating earnings	$29.3	10.2%	$18.2	7.3%	$11.1	61.0%

Segment net sales in the first quarter of 2007 increased $39.8 million, or 16.0%, from prior-year levels primarily driven by a 17.1% increase in U.S. sales and $3.1 million of currency translation.  Year over year, U.S. sales benefited from a 6% increase in average sales per franchisee, which included higher sales from a new mid-tier product offering and the re-launch of the company’s in-house warehouse distribution program.  The increase in U.S. sales also reflects the impacts of lower levels of franchisee turnover and product returns.  Sales in the company’s international franchise operations increased 18.5% year over year, primarily due to continued strong growth in the United Kingdom and Australia.  Snap on believes that its strategies to improve the franchise proposition and the effectiveness of its global supply chain contributed to the improvement in first-quarter results.

Segment gross profit of $125.2 million in the first quarter of 2007 was up $14.2 million over 2006 levels primarily due to the higher sales and lower costs, including benefits from rapid continuous improvement actions, partially offset by $1.6 million of higher production and material costs.  Operating expenses in the first quarter of 2007 were up $3.1 million from prior-year levels largely due to higher volume-related expenses, partially offset by savings from cost reduction and rapid continuous improvement actions, and $0.9 million of lower spending in 2007 related to the company’s strategic supply chain and franchise system initiatives. As a result of these factors, segment operating earnings in the first quarter of 2007 increased $11.1 million from 2006 levels.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	March 31, 2007		April 1, 2006		Increase / (Decrease)
External net sales	$283.5	88.1%	$255.6	89.0%	$27.9	10.9%
Intersegment net sales	38.3	11.9%	31.6	11.0%	6.7	21.2%
Segment net sales	321.8	100.0%	287.2	100.0%	34.6	12.0%
Cost of goods sold	208.2	64.7%	181.4	63.2%	26.8	14.8%
Gross profit	113.6	35.3%	105.8	36.8%	7.8	7.4%
Operating expenses	85.5	26.6%	82.7	28.8%	2.8	3.4%
Segment operating earnings	$28.1	8.7%	$23.1	8.0%	$5.0	21.6%

Segment net sales in the first quarter of 2007 increased $34.6 million, or 12.0%, from 2006 levels, including $22.1 million of higher sales and $12.5 million of currency translation.  The $22.1 million sales increase primarily reflects higher sales of professional tools in Europe, continued strong sales growth in emerging markets, and higher sales of tools, including power and specialty tools, for industrial applications in the United States.

Segment gross profit of $113.6 million in the first quarter of 2007 was up $7.8 million over 2006 levels.  The improvement in gross profit primarily reflects benefits from the higher sales and pricing, $5.1 million of currency translation, and $3.4 million of savings from productivity and efficiency initiatives.  These increases were partially offset by increased production and material costs and $4.2 million of higher restructuring costs, primarily related to manufacturing footprint initiatives in Europe.  Operating expenses of $85.5 million were up $2.8 million from 2006 levels, but improved 220 basis points as a percentage of segment sales.  The increase in operating expenses primarily includes $3.7 million of currency translation, higher volume-related expenses, and increased spending to support the expansion of the company’s sales and manufacturing presence in emerging growth markets and lower-cost regions.  These increases were partially offset by $1.9 million of savings from efficiency and cost reduction initiatives.  As a result of these factors, segment operating earnings in the first quarter of 2007 increased $5.0 million over 2006 levels.

Diagnostics & Information Group

	Three Months Ended
(Amounts in millions)	March 31, 2007		April 1, 2006		Increase / (Decrease)
External net sales	$137.8	82.1%	$89.1	74.7%	$48.7	54.7%
Intersegment net sales	30.0	17.9%	30.1	25.3%	(0.1)	-0.3%
Segment net sales	167.8	100.0%	119.2	100.0%	48.6	40.8%
Cost of goods sold	94.7	56.4%	75.7	63.5%	19.0	25.1%
Gross profit	73.1	43.6%	43.5	36.5%	29.6	68.0%
Operating expenses	51.5	30.7%	33.2	27.9%	18.3	55.1%
Segment operating earnings	$21.6	12.9%	$10.3	8.6%	$11.3	109.7%

Diagnostics & Information Group segment sales of $167.8 million were up $48.6 million from prior-year levels primarily due to $49.3 million of sales from the November 2006 acquisition of Business Solutions, higher Equipment Solutions sales, increased sales of handheld diagnostics and related software, and higher sales of information products from Mitchell1(tm).  Currency translation contributed $2.2 million to the year-over-year sales increase. These increases were partially offset by the impact of outsourcing certain non-strategic, low-margin equipment products previously manufactured for the Snap-on Tools Group.

Segment gross profit of $73.1 million in the first quarter of 2007 increased $29.6 million from 2006 levels primarily due to the earnings contribution from Business Solutions and an improved sales mix of higher-margin products.  As a percentage of segment net sales, the gross profit margin of 43.6% was up 710 basis points from 2006 levels.  Operating expenses of $51.5 million were up $18.3 million from 2006 levels primarily due to the inclusion of $18.7 million of operating expenses for Business Solutions, partially offset by savings from efficiency and productivity initiatives.  As a result of these factors, segment operating earnings in the first quarter of 2007 increased $11.3 million over 2006 levels.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Financial Services

	Three Months Ended
(Amounts in millions)	March 31, 2007		April 1, 2006		Increase / (Decrease)
Financial services revenue	$13.4	100.0%	$11.2	100.0%	$2.2	19.6%
Financial services expenses	9.7	72.4%	9.2	82.1%	0.5	5.4%
Segment operating income	$3.7	27.6%	$2.0	17.9%	$1.7	85.0%

Operating income was $3.7 million on $13.4 million of revenue in the first quarter of 2007, as compared with $2.0 million of operating income on $11.2 million of revenue in 2006.  The increase in operating income primarily reflects the impact of higher effective yields.  Originations in the first quarter of 2007 were down 1.2% from prior-year levels.

Corporate

Snap-on’s general corporate expenses totaled $13.0 million in the first quarter of 2007, down slightly from the $14.2 million incurred in the first quarter of 2006, primarily due to savings from cost reduction initiatives.

FINANCIAL CONDITION

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing.  Snap-on believes that its cash from operations, coupled with its sources of borrowings, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases and dividend payments.  Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost.  As of the date of the filing of this Form 10-Q, Snap-on’s long-term debt and commercial paper was rated A3 and P-2 by Moody’s Investors Service and A- and A-2 by Standard & Poor’s.  Snap-on believes that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.

Snap-on has been focused on improving asset utilization by making more effective use of its investment in certain working capital items.  As of March 31, 2007, working capital (defined as current assets less current liabilities) of $441.6 million was up slightly from $431.2 million as of December 30, 2006.  The company assesses operating performance and effectiveness relative to those components of working capital, particularly accounts receivable and inventories, that are more directly impacted by operational decisions.  The following represents the company’s working capital position as of March 31, 2007, and December 30, 2006.

	March 31,	December 30,
(Amounts in millions)	2007	2006
Cash and cash equivalents	$61.3	$63.4
Accounts receivable – net of allowances	567.9	559.2
Inventories	326.9	323.0
Other current assets	172.3	167.6
Total current assets	1,128.4	1,113.2

Accounts payable	(193.3)	(178.8)
Notes payable and current maturities of long-term debt	(60.3)	(43.6)
Other current liabilities	(433.2)	(459.6)
Total current liabilities	(686.8)	(682.0)

Total working capital	$441.6	$431.2

Accounts receivable at the end of the first quarter of 2007 was $567.9 million, up $8.7 million from year-end 2006 levels, largely reflecting the impact of higher sales and $3.2 million of currency translation.  At the end of the first quarter of 2007, days sales outstanding was 75 days, down slightly from 76 days at December 30, 2006, and improved from 79 days as of the first quarter of 2006.

Inventories were $326.9 million at the end of the first quarter of 2007, up $3.9 million from year-end 2006 levels, including $1.0 million of currency translation.  Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) at both March 31, 2007, and December 30, 2006, was 4.6 turns, and was improved from 4.0 turns as of the first quarter of 2006.  Inventories accounted for using the first-in, first-out (“FIFO”) method as of both March 31, 2007, and December 30, 2006, approximated 66% and 62% of total inventories.  All other inventories are generally accounted for using the last-in, first-out (“LIFO”) cost method.  The company’s LIFO reserve was $86.7 million at both March 31, 2007, and year-end 2006.

Notes payable and long-term debt at March 31, 2007, was $564.2 million, including $40.0 million of commercial paper.  As of December 30, 2006, notes payable and long-term debt was $549.2 million, including $314.9 million of commercial paper.  On January 12, 2007, Snap-on sold $300 million in floating and fixed rate notes consisting of $150 million of floating rate notes that mature in their entirety on January 12, 2010, and $150 million of fixed rate notes that mature in their entirety on January 15, 2017.  Interest on the floating rate notes accrue at the three-month London Interbank offer rate plus 0.13% per year; interest is to be paid quarterly beginning on April 12, 2007.  Interest on the fixed rate notes accrue at a rate of 5.50% per year; interest is to be

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

paid semi-annually beginning July 15, 2007.  Snap-on used the proceeds, net of $1.5 million of transaction costs, from the sale of the notes to repay commercial paper obligations issued to finance the acquisition of Business Solutions. On January 12, 2007, the company also terminated the $250 million bridge credit agreement that Snap-on established prior to its acquisition of Business Solutions.

Long-term debt of $503.9 million as of March 31, 2007, includes $200 million of unsecured 6.25% notes, $150 million of unsecured 5.50% notes, $150 million of unsecured floating rate notes, and $3.9 million of other long-term debt.  Notes payable to banks under uncommitted lines of credit were $20.3 million at March 31, 2007, and $28.6 million at December 30, 2006.  The CIT Group, Inc. (“CIT”) and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis.  As of December 30, 2006, SOC owed both Snap-on and CIT $0.1 million to support SOC’s working capital requirements; no amounts were owed by SOC pursuant to the working capital agreement as of March 31, 2007.

At March 31, 2007, Snap-on had a $400 million multi-currency revolving credit facility that terminates on July 27, 2009.  The $400 million credit facility’s financial covenant requires that Snap-on maintain a ratio of debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00.  As of March 31, 2007, Snap-on was in compliance with all covenants of its revolving credit facility.

At March 31, 2007, Snap-on also had $20 million of unused committed bank lines of credit, of which $10 million expires on July 29, 2007, and $10 million expires on August 31, 2007.  At March 31, 2007, Snap-on had approximately $380 million of unused available debt capacity under the terms of its revolving credit facility and its committed bank lines of credit.

Snap-on maintains sufficient committed lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis.  Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facilities and committed lines of credit.  The company accesses short-term debt markets, predominantly through commercial paper issuances, to fund its short-term requirements and to ensure near-term liquidity.  Near-term liquidity requirements for Snap-on in 2007 include the funding of its investments in capital expenditures and restructuring activities, payments for acquisitions, and payments of dividends, interest and share repurchases.  Snap-on expects to make contributions to its foreign pension plans in 2007 of $7.5 million; Snap-on is not required to make a contribution to its domestic pension plans in 2007.  Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2007.

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Cash flow provided from operating activities was $27.0 million in the first three months of 2007 as compared to $27.5 million in the first three months of 2006.  Capital expenditures were $13.3 million in the first three months of 2007 as compared with $10.7 million in the comparable prior-year period.  Capital expenditures in 2007 mainly reflect efficiency and cost-reduction capital investments, including the installation of new production equipment and machine tooling to enhance manufacturing and distribution operations, as well as ongoing replacements of manufacturing and distribution equipment.  In addition, the company continues to invest in computer hardware and software to upgrade internal systems and enhance the company’s existing global Enterprise Resource

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Planning management information system.  Snap-on anticipates full-year 2007 capital expenditures to be in a range of $50 million to $60 million, as compared to $50.5 million in 2006.  Full-year depreciation and amortization expense is anticipated to be approximately $70 million in 2007, as compared to $51.9 million in 2006.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable.  During the first three months of 2007, Snap-on repurchased 625,000 shares of common stock for $31.2 million under its previously announced share repurchase programs, as compared to repurchases of 673,618 shares of common stock for $26.0 million in the first three months of 2006.  As of the end of the first quarter of 2007, Snap-on has remaining availability to repurchase up to an additional $141.9 million in common stock pursuant to the Board of Directors’ authorizations.  The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939.  Cash dividends paid totaled $15.9 million in the first three months of 2007 and $15.8 million in the first three months of 2006.  The first quarter 2007 dividend was payable March 12, 2007, to shareholders of record on February 26, 2007.  The company expects the Board of Directors to declare the 2007 second quarter dividend in April 2007.

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of March 31, 2007.

Outlook

Snap-on will continue implementing its strategic and rapid continuous improvement initiatives in 2007, including its continued focus on emerging markets, product innovation, strengthening the franchise proposition, leveraging its brands, enhancing customer service, improving manufacturing and process effectiveness, lowering administrative costs, and pursuing growth initiatives. As a result of these initiatives, Snap-on anticipates continued operating and earnings improvement for the remainder of 2007.

Snap-on incurred $8.2 million of exit and disposal costs in the first quarter of 2007 and, as previously communicated, the company expects to incur approximately $28 million of exit and disposal costs in 2007 as part of its ongoing efforts to lower its cost structure and improve process effectiveness.  Snap-on anticipates 2007 capital expenditures to be in a range of $50 million to $60 million, and depreciation and amortization expense to approximate $70 million.  As a result of higher debt levels, primarily from the Business Solutions acquisition, Snap-on anticipates incurring approximately $24 million of higher year-over-year interest expense in 2007.  Snap-on expects that its full-year 2007 effective tax rate will approximate 34.5%.

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

Foreign Currency Risk Management:  Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations and restrictions on movement of funds. Foreign exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency.  To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments in an attempt to protect the residual net exposures.  Snap-on’s financial position and results of operations have not been materially affected by such events to date.  See Note 10 to the Condensed Consolidated Financial Statements for information on foreign currency risk management.

Interest Rate Risk Management: Snap-on’s interest rate risk management policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities. See Note 10 to the Condensed Consolidated Financial Statements for information on interest rate risk management.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at March 31, 2007, was $0.6 million on interest rate-sensitive financial instruments and $0.2 million on foreign currency-sensitive financial instruments.  The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk: Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay.  Specific credit reviews and standard industry credit scoring models are used in performing this evaluation.  Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate.  In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts for franchisee van loans with recourse provisions against Snap-on.  At March 31, 2007, $15.4 million of loans originated by SOC have a recourse provision to Snap-on if the loans become more than 90 days past due.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2007.  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, Snap-on’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1: Legal Proceedings

On May 16, 2006, Snap-on reached an agreement to settle certain legal matters related to certain then current and former franchisees on a class basis.  The court gave its final approval to the class settlement on October 27, 2006.  Under the terms of the settlement, Snap-on agreed to make payments to claimants and class counsel, plus incur certain other costs and expenses.  Snap-on recorded a $38.0 million pretax charge in the second quarter of 2006 representing its best estimate to settle these legal matters.  As of March 31, 2007, the majority of the settlement funds, including payments to the class participants made in the first quarter of 2007, have been disbursed.  Snap-on has not admitted any wrongdoing by way of this settlement.

Snap-on is also involved in various other legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these other legal matters, management believes that the results will not have a material impact on Snap-on’s consolidated financial position or results of operations.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the first quarter of 2007, all of which were purchased pursuant to Board of Directors’ authorizations.  Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable.  The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that may be Purchased Under the Plans (1) (in millions)

12/31/06 to 01/27/07	—	N/A	—	$153.9 million
01/28/07 to 02/24/07	40,000	$49.89	40,000	$171.6 million
02/25/07 to 03/31/07	585,000	$49.94	585,000	$141.9 million

Total / Average	625,000	$49.93	625,000	N/A

(1)          Subject to further adjustment pursuant to the 1996 Authorization described below, as of the end of the first quarter of 2007, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board of Directors’ authorizations discussed below is $141.9 million.

•                  In its Annual Report on Form 10-K for the fiscal year ended December 28, 1996, the company disclosed that the company’s Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”).  The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock.  Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time.  The 1996 Authorization will expire when terminated by the company’s Board.  When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $47.67, $50.81 and $48.10 per share of common stock as of the end of the 2007 fiscal months ended January 27, February 24 and March 31, respectively.

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

Item 6:  Exhibits

Exhibit 4.1

Indenture dated as of January 8, 2007, between Snap-on Incorporated and U.S. Bank National Association as trustee (incorporated by reference to Exhibit (4)(b) to Form S-3 Registration Statement (Registration No. 333-139863 [File No. 1-7724]))

Exhibit 4.2

Officers’ Certificate dated January 12, 2007, creating the $150,000,000 Floating Rate Notes due 2010 (incorporated by reference to Exhibit (4.1) to Snap-on’s Form 8-K dated January 9, 2007 (Commission File No. 1-7724))

Exhibit 4.3

Officers Certificate dated January 12, 2007, creating the $150,000,000 5.5% Notes due 2017 (incorporated by reference to Exhibit (4.2) to Snap-on’s Form 8-K dated January 9, 2007 (Commission File No. 1-7724))

Exhibit 10.1	Form of Non-Qualified Stock Option Agreement (and accompanying Non-Qualified Stock Option Grant Offer Letter). [Includes non-material changes from prior form]

Exhibit 10.2	Form of Share and Performance Award Agreement

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED

Date:	April 24, 2007	/s/ Martin M. Ellen
Martin M. Ellen, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

4.1

Indenture dated as of January 8, 2007, between Snap-on Incorporated and U.S. Bank National Association as trustee (incorporated by reference to Exhibit (4)(b) to Form S-3 Registration Statement (Registration No. 333-139863 [File No. 1-7724]))

4.2

Officers’ Certificate dated January 12, 2007, creating the $150,000,000 Floating Rate Notes due 2010 (incorporated by reference to Exhibit (4.1) to Snap-on’s Form 8-K dated January 9, 2007 (Commission File No. 1-7724))

4.3

Officers Certificate dated January 12, 2007, creating the $150,000,000 5.5% Notes due 2017 (incorporated by reference to Exhibit (4.2) to Snap-on’s Form 8-K dated January 9, 2007 (Commission File No. 1-7724))

10.1	Form of Non-Qualified Stock Option Agreement (and accompanying Non-Qualified Stock Option Grant Offer Letter). [Includes non-material changes from prior form]

10.2	Form of Share and Performance Award Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.