Form 10-Q
period 2007-06-30
SNAP ON INC
filed 2007-07-25
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 20, 2007
Common Stock, $1.00 par value	57,972,816 shares

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$711.9	$621.7	$1,417.6	$1,209.0
Cost of goods sold	(389.5)	(341.8)	(785.3)	(670.5)
Gross profit	322.4	279.9	632.3	538.5

Financial services revenue	14.8	11.7	28.2	22.9
Financial services expenses	(9.7)	(8.7)	(19.4)	(17.9)
Operating income from financial services	5.1	3.0	8.8	5.0

Operating expenses:
Selling, general and administrative	(240.1)	(224.9)	(485.0)	(446.9)
Litigation settlement	—	(38.0)	—	(38.0)
Total operating expenses	(240.1)	(262.9)	(485.0)	(484.9)

Operating earnings	87.4	20.0	156.1	58.6

Interest expense	(11.7)	(4.7)	(23.0)	(9.1)
Other income (expense) — net	2.5	0.3	2.7	(0.9)
Earnings from continuing operations	78.2	15.6	135.8	48.6

Income tax expense	(25.4)	(3.9)	(45.0)	(15.6)
Net earnings from continuing operations	52.8	11.7	90.8	33.0

Discontinued operations, net of tax	(9.0)	0.1	(8.0)	0.9
Net earnings	$43.8	$11.8	$82.8	$33.9

Basic earnings per common share:
Earnings per share, continuing operations	$0.91	$0.20	$1.56	$0.56
Earnings (loss) per share, discontinued operations	(0.16)	—	(0.14)	0.02
Net earnings per share	$0.75	$0.20	$1.42	$0.58

Diluted earnings per common share:
Earnings per share, continuing operations	$0.90	$0.20	$1.54	$0.56
Earnings (loss) per share, discontinued operations	(0.16)	—	(0.14)	0.02
Net earnings per share	$0.74	$0.20	$1.40	$0.58

Weighted-average shares outstanding:
Basic	58.1	58.2	58.2	58.2
Effect of dilutive options	0.7	0.7	0.7	0.7
Diluted	58.8	58.9	58.9	58.9

Dividends declared per common share	$0.27	$0.27	$0.54	$0.54

See notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	June 30, 2007	December 30, 2006
Assets
Current assets
Cash and cash equivalents	$72.0	$63.4
Accounts receivable — net of allowances	561.2	559.2
Inventories	323.9	323.0
Deferred income tax benefits	67.5	76.0
Prepaid expenses and other assets	78.8	91.6
Total current assets	1,103.4	1,113.2

Property and equipment
Land	23.9	24.3
Buildings and improvements	231.6	236.7
Machinery and equipment	539.8	540.9
	795.3	801.9
Accumulated depreciation and amortization	(501.7)	(504.8)
Property and equipment — net	293.6	297.1

Deferred income tax benefits	58.8	55.3
Goodwill	786.0	776.1
Other intangibles — net	242.8	257.8
Pension assets	14.4	14.0
Other assets	161.3	141.0
Total assets	$2,660.3	$2,654.5

See notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	June 30, 2007	December 30, 2006
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$185.3	$178.8
Notes payable and current maturities of long-term debt	19.7	43.6
Accrued benefits	40.5	41.4
Accrued compensation	73.7	90.4
Franchisee deposits	46.4	48.5
Deferred subscription revenue	25.1	25.3
Income taxes	23.6	37.8
Other accrued liabilities	209.4	216.2
Total current liabilities	623.7	682.0

Long-term debt	501.4	505.6
Deferred income taxes	83.7	88.9
Retiree health care benefits	67.9	69.6
Pension liabilities	120.1	113.9
Other long-term liabilities	126.5	118.2
Total liabilities	1,523.3	1,578.2

Shareholders’ equity
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,095,354 and 67,081,801 shares)	67.1	67.1
Additional paid-in capital	129.7	121.9
Retained earnings	1,231.4	1,180.3
Accumulated other comprehensive income (loss)	46.9	21.2
Grantor Stock Trust at fair market value (zero and 407,485 shares)	—	(19.4)
Treasury stock at cost (9,168,225 and 8,503,482 shares)	(338.1)	(294.8)
Total shareholders’ equity	1,137.0	1,076.3
Total liabilities and shareholders’ equity	$2,660.3	$2,654.5

See notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
Operating activities:
Net earnings	$82.8	$33.9
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	25.1	24.4
Amortization of other intangibles	8.7	0.8
Stock-based compensation expense	9.3	6.9
Excess tax benefits from stock-based compensation	(5.3)	(6.1)
Deferred income tax provision (benefit)	4.8	(2.4)
Gain on sale of assets	—	(0.4)
Loss (gain) on mark to market for cash flow hedges	0.1	(0.2)
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) decrease in receivables	7.4	(12.1)
(Increase) decrease in inventories	3.7	(19.6)
(Increase) decrease in prepaid and other assets	5.8	(16.0)
Increase (decrease) in accounts payable	3.4	14.0
Increase (decrease) in accruals and other liabilities	(28.3)	49.8
Net cash provided by operating activities	117.5	73.0

Investing activities:
Capital expenditures	(27.6)	(19.9)
Acquisition of business	(4.1)	—
Proceeds from disposal of property and equipment	8.6	11.0
Other	(1.9)	1.0
Net cash used in investing activities	(25.0)	(7.9)

Financing activities:
Proceeds from issuance of long-term debt	298.5	—
Net decrease in short-term borrowings	(328.2)	(8.5)
Purchase of treasury stock	(64.3)	(58.3)
Proceeds from stock purchase and option plans	35.4	46.0
Excess tax benefits from stock-based compensation	5.3	6.1
Cash dividends paid	(31.6)	(31.8)
Net cash used in financing activities	(84.9)	(46.5)

Effect of exchange rate changes on cash and cash equivalents	1.0	1.1
Increase in cash and cash equivalents	8.6	19.7
Cash and cash equivalents at beginning of year	63.4	170.4
Cash and cash equivalents at end of period	$72.0	$190.1

Supplemental cash flow disclosures:
Cash paid for interest	$(15.9)	$(7.8)
Net cash paid for income taxes	(10.7)	(16.0)

See notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
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

The condensed consolidated financial statements include the accounts of Snap-on, its majority-owned subsidiaries and Snap-on Credit LLC (“SOC”), a 50%-owned joint venture with The CIT Group, Inc. (“CIT”).  The condensed consolidated financial statements do not include the accounts of the company’s independent franchisees.  All intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified on the Condensed Consolidated Statements of Cash Flows to conform to the current year presentation, and the Condensed Consolidated Statements of Earnings have been restated to reflect the company’s June 29, 2007, sale of its Sun Electric Systems (“SES”) business as “Discontinued Operations.”  See Note 17 for information on the sale of SES.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the statement of financial condition and results of operations for the three and six month periods ended June 30, 2007, and July 1, 2006, have been made.  The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

2.  New Accounting Standards

Effective December 30, 2006, the last day of the 2006 fiscal year, Snap-on adopted the recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, and also requires an employer to initially apply the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position for fiscal years ending after December 15, 2008.  As the company uses the last day of its fiscal year end as the measurement date for its plans, the adoption of the measurement provisions of SFAS No. 158 will not have a material impact on the company’s consolidated financial position and results of operations.  Retrospective application of the recognition and fiscal year-end measurement date provisions of SFAS No. 158 is not permitted.  See Notes 11 and 12 for information on pension and postretirement plans.

Effective December 31, 2006, the first day of fiscal 2007, Snap-on adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109.”  See Note 8 for information regarding income taxes.

Effective December 31, 2006, Snap-on adopted SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities.  The adoption of SFAS No. 156 did not have a material impact on the company’s consolidated financial position and results of operations.

The FASB released SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements.  SFAS No. 157 will be effective for Snap-on as of December 30, 2007, the beginning of the company’s fiscal-2008 year.  The company is currently evaluating the impact of adopting SFAS No. 157.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows companies to choose to elect, at specified dates, to measure eligible financial instruments at fair value. Companies shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

earnings as incurred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for companies that have also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.” Companies are prohibited from retrospectively applying SFAS No. 159 unless they choose to early adopt both SFAS No. 157 and SFAS No. 159.  SFAS No. 159 also applies to eligible items existing at November 15, 2007, (or early adoption date). Snap-on is currently evaluating the impact of adopting SFAS No. 159.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 specifies how companies should recognize the income tax benefit received on dividends that are (i) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options; and (ii) charged to retained earnings under SFAS No. 123 (R), “Share-Based Payment.” EITF 06-11 is effective for Snap-on beginning in fiscal 2008.  The company does not believe the adoption of EITF 06-11 will have a material impact on the company’s consolidated financial statements.

3.  Acquisitions

On November 28, 2006, Snap-on acquired the ProQuest Business Solutions business and certain net assets (collectively, “Snap-on Business Solutions” or “Business Solutions,” and formerly ProQuest Business Solutions) from ProQuest Company for an initial purchase price of $516 million of cash and the assumption of approximately $19 million of debt.  The initial purchase price, which remains subject to the completion of a working capital adjustment, increased by $4.1 million to $520.1 million in the second quarter of 2007, primarily reflecting the higher level of working capital received by Snap-on at closing.  The preliminary purchase price allocation is based upon the preliminary estimated fair values of the assets and liabilities acquired, and are subject to change upon the finalization of income tax matters and the working capital adjustment that is expected to be finalized in the third quarter of 2007.

The intangible assets consist of $163.6 million of customer-related assets with a 16 year average life and $20.7 million of developed technology with a five year average life, based on exchange rates at the date of acquisition.

4.  Accounts Receivable

Accounts receivable include trade accounts, installment and other receivables, including the current portion of franchisee-financing receivables.  The components of Snap-on’s current accounts receivable were as follows:

(Amounts in millions)	June 30, 2007	December 30, 2006
Trade accounts receivable	$486.1	$477.6
Installment receivables, net of unearned finance charges of $7.6 million and $7.3 million	66.2	62.4
Other accounts receivable	42.8	52.1
Total	595.1	592.1
Allowance for doubtful accounts	(33.9)	(32.9)
Total accounts receivable — net	$561.2	$559.2

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The long-term portion of accounts receivable is classified in “Other assets” on the accompanying Condensed Consolidated Balance Sheets and is comprised of installment and other receivables, including franchisee-financing receivables, with payment terms that are due beyond one year.  The components of Snap-on’s long-term accounts receivable were as follows:

(Amounts in millions)	June 30, 2007	December 30, 2006
Installment receivables, net of unearned finance charges of $9.8 million and $9.2 million	$45.7	$42.6
Other long-term accounts receivable	29.3	28.3
Total	$75.0	$70.9

5.  Inventories

Inventories by major classification were as follows:

(Amounts in millions)	June 30, 2007	December 30, 2006
Finished goods	$310.3	$310.4
Work in progress	35.4	35.2
Raw materials	62.8	64.1
Total FIFO value	408.5	409.7
Excess of current cost over LIFO cost	(84.6)	(86.7)
Total inventories	$323.9	$323.0

Inventories accounted for using the first-in, first-out (“FIFO”) method as of June 30, 2007, and December 30, 2006, approximated 64% and 62% of total inventories.  The company accounts for its non-U.S. inventory on the FIFO method.  As of June 30, 2007, approximately 32% of the company’s U.S. inventory was accounted for using the FIFO method and 68% was accounted for using the last-in, first-out (“LIFO”) method.  LIFO inventory liquidations resulted in a reduction of “Cost of goods sold” on the accompanying Condensed Consolidated Statements of Earnings of $0.4 and $1.4 million for the six month periods ended June 30, 2007, and July 1, 2006.  There were no LIFO inventory liquidations for the three month periods ended June 30, 2007, and July 1, 2006.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.  Acquired Intangible Assets

Disclosures related to other intangible assets are as follows:

	June 30, 2007		December 30, 2006
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$165.1	$(5.9)	$164.6	$(0.9)
Developed technology	21.1	(2.9)	28.3	(0.4)
Patents	33.0	(16.8)	32.5	(15.8)
Trademarks	2.8	(1.0)	2.8	(0.9)
Other	0.7	(0.4)	0.7	(0.3)
Total	222.7	(27.0)	228.9	(18.3)
Non-amortized trademarks	47.1	—	47.2	—
Total	$269.8	$(27.0)	$276.1	$(18.3)

The weighted-average amortization periods related to other intangible assets are as follows:

(In years)	Weighted- average Amortization
Customer relationships	16
Developed technology	5
Patents	16
Trademarks	39
Other	2

The weighted-average amortization period for all amortizable intangibles on a combined basis is 16 years.

Amortization expense was $4.3 million and $8.7 million for the three and six month periods ended June 30, 2007, and $0.3 million and $0.8 million for the three and six month periods ended July 1, 2006.  Total estimated annual amortization expense is expected to be $17.5 million in 2007, and $17.0 million for each of the next five fiscal years, based on current levels of amortized intangible assets.

Goodwill was $786.0 million and $776.1 million at June 30, 2007, and December 30, 2006.  The increase in goodwill from December 31, 2006, primarily resulted from $5.8 million of currency translation and $4.1 million of purchase accounting adjustments related to the Business Solutions acquisition.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.  Exit or Disposal Activities

Snap-on recorded costs associated with exit and disposal activities of $6.5 million and $14.7 million for the three and six month periods ended June 30, 2007, and $5.8 million and $10.9 million for the three and six month periods ended July 1, 2006.

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Exit and disposal costs:
Cost of goods sold	$5.6	$1.8	$11.3	$3.7
Operating expenses	0.9	4.0	3.4	7.1
Financial services expenses	—	—	—	0.1
Total exit and disposal costs	$6.5	$5.8	$14.7	$10.9

Of the $6.5 million and $14.7 million of costs incurred during the three and six month periods ended June 30, 2007, $1.8 million and $6.2 million qualified for accrual treatment.  Costs associated with exit and disposal activities in 2007 primarily related to headcount reductions from (i) the transfer of certain production activities from Sweden to lower-cost regions and emerging markets; (ii) the third quarter 2007 closure of the Johnson City, Tennessee, hand tool facility; (iii) the consolidation of multiple customer call centers in the United States; and (iv) various management realignment actions at other Snap-on facilities.

Snap-on’s exit and disposal accrual activity for the quarter ended June 30, 2007, was as follows:

	Balance at	First Quarter		Balance at	Second Quarter		Balance at
(Amounts in millions)	December 30, 2007	Additions	Usage	March 31, 2007	Additions	Usage	June 30, 2007
Severance costs:
Snap-on Tools	$2.3	$1.4	$(0.3)	$3.4	$0.3	$(1.1)	$2.6
Commercial & Industrial	2.4	2.1	(1.4)	3.1	0.9	(2.0)	2.0
Diagnostics & Information	0.3	0.3	(0.3)	0.3	0.6	(0.5)	0.4
Corporate	0.3	0.5	(0.2)	0.6	—	(0.4)	0.2
Facility-related costs:
Snap-on Tools	0.2	—	(0.1)	0.1	—	—	0.1
Diagnostics & Information	0.3	0.1	—	0.4	—	—	0.4
Corporate	0.2	—	—	0.2	—	—	0.2
Total	$6.0	$4.4	$(2.3)	$8.1	$1.8	$(4.0)	$5.9

Exit and disposal accrual usage of $4.0 million and $6.3 million during the three and six month periods ended June 30, 2007, consisted primarily of severance and facility-related payments.  Since year-end 2006, Snap-on has reduced headcount by approximately 185 employees as part of its restructuring actions.  While the majority of the exit and disposal accrual will be utilized in 2007, certain severance and facility-related costs will extend beyond 2007 primarily due to longer-term severance and lease obligations.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with cash flows from operations and borrowings under the company’s existing credit facilities.  The estimated costs for the exit and disposal activities were based on management’s judgment under prevailing circumstances.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Snap-on believes it is reasonably possible that, within the next 12 months, $0.6 million of previously unrecognized tax benefits will be recorded as a result of the resolution of various tax positions.

With few exceptions, Snap-on is no longer subject to U.S. federal, state/local, or non-U.S. income tax examinations by tax authorities for years prior to 2003, 2002 and 1998, respectively.

Snap-on’s effective tax rate on income from continuing operations was 32.5% in the second quarter of 2007 as compared with 25.0% in the second quarter of 2006.  The company’s effective tax rate in 2007 was favorably impacted by the resolution of previously unrecognized tax benefits in certain non-U.S. jurisdictions.  Snap-on’s effective tax rate of 25.0% in the second quarter of 2006 primarily reflects both the mix of U.S. and non-U.S. earnings, and the impact of the $38.0 million pretax litigation settlement charge, which was tax effected at a higher U.S. tax rate.  Snap-on expects that its effective tax rate for the second-half of 2007 will approximate 34.5%, as the company does not believe any additional material adjustments will be made related to unrecognized tax benefits for the remainder of 2007.

9.  Short-term and Long-term Debt

Notes payable and long-term debt at June 30, 2007, was $521.1 million; no commercial paper was outstanding at June 30, 2007.  As of December 30, 2006, notes payable and long-term debt was $549.2 million, including $314.9 million of commercial paper. On January 12, 2007, Snap-on sold $300 million in floating and fixed rate notes consisting of $150 million of floating rate notes that mature in their entirety on January 12, 2010, and $150 million of fixed rate notes that mature in their entirety on January 15, 2017.  Interest on the floating rate notes accrue at a floating rate equal to the three-month London Interbank offer rate plus 0.13% per year; interest is payable quarterly.  Interest on the fixed rate notes accrue at a rate of 5.50% per year; interest is payable semi-annually beginning July 15, 2007.  Snap-on used the proceeds from the sale of the notes, net of $1.5 million of transaction costs, to repay commercial paper obligations issued to finance the acquisition of Business Solutions.  On January 12, 2007, the company also terminated the $250 million bridge credit agreement that Snap-on established prior to its acquisition of Business Solutions.

Long-term debt of $501.4 million as of June 30, 2007, includes $200 million of unsecured 6.25% notes, $150 million of unsecured 5.50% notes, $150 million of unsecured floating rate notes, and $1.4 million of other long-term debt.  Notes payable to banks under uncommitted lines of credit were $18.7 million at June 30, 2007, and $28.6 million at December 30, 2006.  CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis.  As of June 30, 2007, and December 30, 2006, SOC owed both Snap-on and CIT $1.0 million and $0.1 million each pursuant to this agreement.

At June 30, 2007, Snap-on had a $400 million multi-currency revolving credit facility that terminates on July 27, 2009.  The $400 million credit facility’s financial covenant requires that Snap-on maintain a ratio of short-term and long-term debt (“total debt”) to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00.  As of June 30, 2007, Snap-on was in compliance with all covenants of its revolving credit facility.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

At June 30, 2007, Snap-on also had $20 million of unused committed bank lines of credit, of which $10 million expires on July 29, 2007, and $10 million expires on August 31, 2007; Snap-on intends to renew both of these lines of credit during the third quarter of 2007.  At June 30, 2007, Snap-on had approximately $420 million of unused available debt capacity under the terms of its revolving credit facility and its committed bank lines of credit.

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

At June 30, 2007, Snap-on had $136.3 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $53.1 million in Swedish kronor, $31.8 million in British pounds, $24.4 million in euros, $15.5 million in Australian dollars, $4.3 million in Canadian dollars, $3.8 million in Japanese yen, $3.2 million in Singapore dollars and $4.3 million in other currencies, and sell contracts of $2.2 million in Hungarian forint and $1.9 million in other currencies.  At December 30, 2006, Snap-on had $80.1 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $31.4 million in Swedish kronor, $23.1 million in euros, $17.8 million in British pounds, $10.9 million in Australian dollars, $2.3 million in Japanese yen, $2.1 million in Norwegian kroner, and $3.4 million in other currencies, and sell contracts of $7.0 million in Canadian dollars and $3.9 million in other currencies.

The majority of Snap-on’s forward exchange contracts are not designated as hedges under SFAS No. 133.  The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) — net” on the accompanying Condensed Consolidated Statements of Earnings.

Interest Rate Swap Agreements:  Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense.  For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest Expense” on the accompanying Condensed Consolidated Statements of Earnings.  For cash flow hedges, the effective portion of the change in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss),” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to interest expense.  The notional amount of interest rate swaps outstanding and designated as fair value hedges was $50 million at June 30, 2007, and at December 30, 2006.

Changes in the fair value of derivative financial instruments qualifying for hedge accounting are reflected as derivative assets or liabilities with the corresponding gains or losses reflected in earnings in the period of change.  An offsetting

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

gain or loss is also reflected in earnings based upon the changes of the fair value of the debt instrument being hedged.  For all fair value hedges qualifying for hedge accounting, the net accumulated derivative loss at June 30, 2007, was $2.5 million.  At June 30, 2007, the maximum maturity date of any fair value hedge was four years.  During the second quarter of 2007, cash flow hedge and fair value hedge ineffectiveness was not material.

11.  Pension Plans

Snap-on’s net pension expense included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service cost	$4.8	$4.9	$10.7	$11.4
Interest cost	12.3	11.7	24.7	23.5
Expected return on assets	(16.0)	(15.3)	(32.1)	(30.4)
Actuarial loss	1.7	2.7	3.5	5.8
Prior service cost	0.3	0.3	0.6	0.6
Net transition asset	—	—	(0.1)	(0.1)
Net pension expense	$3.1	$4.3	$7.3	$10.8

Snap-on expects to make contributions to its foreign pension plans throughout 2007 of approximately $7.5 million. Snap-on is not required to make a contribution to its domestic pension plans in 2007.  Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans.

12.  Retiree Health Care

Snap-on’s net postretirement health care benefits expense included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost	1.1	0.9	2.1	2.1
Unrecognized net gain	(0.4)	(0.5)	(0.5)	(0.6)
Prior service credit	0.1	(0.2)	(0.2)	(0.2)
Net postretirement expense	$0.9	$0.3	$1.6	$1.6

13.  Stock-Based Compensation

The 2001 Incentive Stock and Awards Plan, as Amended (“2001 Plan”), which was approved by shareholders in 2001 and amended and approved by shareholders in 2006, provides for the grant of stock options, performance share awards and restricted stock awards.  As of June 30, 2007, the 2001 Plan has 3,406,363 shares available for future grants.

Snap-on recognized $5.4 million and $9.3 million of compensation cost for the three and six month periods ended June 30, 2007, and $3.6 million and $6.9 million for the three and six month periods ended July 1, 2006.  Cash received from option exercises during the three and six month periods ended June 30, 2007, totaled $21.6 million and $35.4 million.  Cash received from option exercises during the three and six month periods end July 1, 2006, totaled $20.6 million and $46.0 million.  The tax benefit realized from the exercise of share-based payment arrangements was $3.8 million and $6.3 million

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

for the three and six month periods ended June 30, 2007, and $2.8 million and $6.3 million for the three and six month periods ended July 1, 2006.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model.  The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the expected term of options granted (based on the period of time that options granted are expected to be outstanding). Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option.  The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield on the grant date for the expected term of the option.  The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three and six month periods ended June 30, 2007, and July 1, 2006, using the Black-Scholes valuation model:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Expected term of option (in years)	6.44	7.74	6.31	7.20
Expected volatility factor	25.08%	28.55%	25.75%	29.19%
Expected dividend yield	3.08%	3.21%	3.05%	3.23%
Risk-free interest rate	4.55%	5.00%	4.68%	4.59%

A summary of stock option activity as of and for the six month period ended June 30, 2007, is presented below:

	Shares (in millions)	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 30, 2006	2.8	$33.39
Granted	0.7	50.40
Exercised	(0.9)	33.50
Forfeited or expired	(0.1)	44.78
Outstanding at June 30, 2007	2.5	37.74	7.15	$31.7
Exercisable at June 30, 2007	1.6	32.30	5.90	28.8

     (*) Weighted-average

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The weighted-average grant-date fair value of options granted during the six month periods ended June 30, 2007, and July 1, 2006, was $12.17 and $10.57.  The intrinsic value of options exercised during the six month periods ended June 30, 2007, and July 1, 2006, was $17.1 million and $14.6 million.  The fair value of stock options vested during the six month periods ended June 30, 2007, and July 1, 2006, was $4.2 million and $3.8 million.

As of June 30, 2007, there was $8.7 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2001 Plan.  That cost is expected to be recognized as a charge to earnings over a weighted-average period of 1.5 years.

Performance Awards

Performance awards granted in 2007 under the 2001 Plan are earned and expensed using the fair value of the performance award, determined by using the Black-Scholes valuation model, over a contractual term of three years based on the company’s performance.  Vesting of the performance awards will be dependent upon performance relative to pre-defined goals for revenue growth and return on assets for the years 2007 through 2009.  Based on Snap-on’s performance relative to these goals, the recipient can earn up to 100% of the performance awards.  For performance achieved above a certain level, the recipient may earn additional cash units, not to exceed 50% of the number of performance awards initially awarded.  Each additional cash unit also represents the right to receive cash of $50.22, which was the fair market value of a share of common stock on the date of grant.

Performance awards granted in 2006 are earned and expensed using the fair value of the performance award, determined by using the Black-Scholes valuation model, over a contractual term of three years based on the company’s performance.  Vesting of the performance awards will be dependent upon performance relative to pre-defined goals for revenue growth and return on assets for the years 2006 through 2008.  Based on Snap-on’s performance relative to these goals, the recipient can earn up to 100% of the performance awards.  For performance achieved above a certain level, the recipient may earn additional cash units, not to exceed 50% of the number of performance awards initially awarded.  Each additional cash unit also represents the right to receive cash of $39.35, which was the fair market value of a share of common stock on the date of grant.

Performance awards granted in 2005 are earned and expensed using the fair value of the performance award, determined by using the Black-Scholes valuation model over a contractual term of three years based on the company’s performance.  Vesting of the performance awards will be dependent upon performance relative to pre-defined goals for revenue growth and return on assets for the years 2005 through 2007.  Based on Snap-on’s performance relative to these goals, the recipient can earn up to 100% of the performance awards with an equal number of cash units that represent the right to receive cash of $31.73 per unit.  For performance achieved above a certain level, the recipient may earn additional cash units, not to exceed 100% of the number of performance awards initially awarded.  Each additional cash unit also represents the right to receive cash of $31.73, which was the fair market value of a share of common stock on the date of grant.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of each performance award is estimated on the date of grant using the Black-Scholes valuation model.  The company uses the vesting period of the performance awards as the expected term of options granted.  Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the performance award.  The expected dividend yield is based on the company’s historical dividend payments.  The risk-free interest rate is based on the U.S. treasury yield on the grant date for the length of time corresponding to the expected term of the performance award.  The following weighted-average assumptions were used in calculating the fair value of performance awards granted during the six month periods ended June 30, 2007, and July 1, 2006, using the Black-Scholes valuation model.  No performance awards were granted in the three month periods ended June 30, 2007, and July 1, 2006.

	Six Months Ended
	June 30, 2007	July 1, 2006
Expected term of performance award (in years)	3.0	3.0
Expected volatility factor	20.52%	20.54%
Expected dividend yield	3.05%	3.23%
Risk-free interest rate	4.73%	4.67%

The weighted-average grant-date fair value of performance awards granted during the six month periods ended June 30, 2007, and July 1, 2006, was $45.86 and $35.74.  As performance share awards generally vest only at the end of the performance-award period, no shares vested or were paid out during the three and six month periods ended June 30, 2007, and the three month period ended July 1, 2006.  During the first quarter of 2006, 0.1 million shares were paid out for the vesting of performance awards granted in 2004.

A summary of the status of the company’s non-vested performance share awards as of June 30, 2007, and changes during the six month period ended June 30, 2007, are as follows:

	Shares (in millions)	Grant-Date Fair Value (*)
Non-vested performance awards at December 30, 2006	0.4	$33.52
Granted	0.2	45.86
Vested	—	—
Forfeited or expired	(0.1)	35.83
Non-vested performance awards at June 30, 2007	0.5	38.25

    (*) Weighted-average

As of June 30, 2007, there was $10.7 million of unrecognized compensation cost related to non-vested performance share awards granted.  That cost is expected to be recognized as a charge to earnings over a weighted-average period of 2.1 years.

Stock Appreciation Rights (“SARs”)

The company also issues SARs to certain key non-U.S. employees.  SARs are granted with an exercise price equal to the market value of a share of Snap-on’s common stock on the date of grant and have a contractual term of ten years and, for SARs granted prior to 2007, vest in two annual increments beginning on the first anniversary following the grant date of the award.  SARs granted in 2007 vest over a three-year period beginning on the first anniversary following the grant date of the award.  SARs provide for the cash payment of the excess of the fair market value of Snap-on’s common stock price on the date of exercise over the grant price.  SARs have no effect on dilutive shares or shares outstanding as any appreciation of Snap-on’s common stock value over the grant price is paid in cash and not in common stock.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of SARs is remeasured each reporting period using the Black-Scholes valuation model.  The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding.  Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs.  The expected dividend yield is based on the company’s historical dividend payments.  The risk-free interest rate is based on the U.S. treasury yield in effect on the grant date for the length of time corresponding to the expected term of the SARs.  The following weighted-average assumptions were used in calculating the fair value of SARs granted during the six month periods ended June 30, 2007, and July 1, 2006, using the Black-Scholes valuation model.  No SARs were granted in the three month periods ended June 30, 2007, and July 1, 2006.

	Six Months Ended
	June 30, 2007	July 1, 2006
Expected term of SARs (in years)	5.81	6.79
Expected volatility factor	24.44%	27.55%
Expected dividend yield	3.05%	3.21%
Risk-free interest rate	4.92%	5.11%

The total intrinsic value of SARs exercised during the three and six month periods ended June 30, 2007, was $1.0 million and $1.5 million, and $0.9 million and $1.4 million during the three and six month periods ended July 1, 2006.  The total fair value of SARs vested during the six month period ended June 30, 2007, and July 1, 2006, was $1.6 million and $0.9 million.  No SARs vested during the three month periods ended June 30, 2007, and July 1, 2006.

A summary of the status of the company’s non-vested SARs as of June 30, 2007, and changes during 2007, are as follows:

	Shares (in millions)	Fair Value (*)
Non-vested SARs at December 30, 2006	0.1	$13.85
Granted	0.1	11.71
Vested	—	—
Forfeited or expired	—	—
Non-vested SARs at June 30, 2007	0.2	12.82

    (*) Weighted-average

As of June 30, 2007, there was $1.7 million of unrecognized compensation cost related to non-vested SARs.  That cost is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

Restricted Stock Awards

The company granted 16,443 shares of restricted stock to members of the board of directors during the second quarter ended June 30, 2007.  All restrictions will lapse upon the recipient’s retirement from the Board, death or a change in control.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14.  Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Weighted-average common shares outstanding	58,122,407	58,208,826	58,162,270	58,204,512
Dilutive effect of stock-based instruments	664,451	680,645	738,138	719,346
Weighted-average common shares outstanding, assuming dilution	58,786,858	58,889,471	58,900,408	58,923,858

The dilutive effect of the potential exercise of outstanding stock-based instruments to purchase common shares is calculated using the treasury stock method.  Options to purchase 29,700 shares and 312,407 shares of Snap-on common stock were not included in the computation of diluted earnings per share for the three month periods ended June 30, 2007, and July 1, 2006, as the exercise price of the options was greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.  Options to purchase 29,700 shares and 851,877 shares of Snap-on common stock were not included in the computation of diluted earnings per share for the six month periods ended June 30, 2007, and July 1, 2006, as the exercise price of the options was greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

15.  Comprehensive Income

Total comprehensive income for the three and six month periods ended June 30, 2007, and July 1, 2006, was as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net earnings	$43.8	$11.8	$82.8	$33.9
Foreign currency translation	19.8	34.7	25.6	38.1
Change in fair value of derivative instruments, net of tax	—	(0.3)	0.1	(0.2)
Total comprehensive income	$63.6	$46.2	$108.5	$71.8

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16.  Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded.  Snap-on calculates its reserve requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience.  The following summarizes Snap-on’s product warranty accrual activity for the three and six month periods ended June 30, 2007, and July 1, 2006:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Warranty reserve:
Beginning of period	$16.9	$17.9	$17.3	$16.8
Additions	5.5	4.0	9.3	9.2
Usage	(3.4)	(3.2)	(7.6)	(7.3)
End of period	$19.0	$18.7	$19.0	$18.7

Snap-on has credit risk exposure for certain SOC-originated contracts for franchisee van loans with recourse provisions to Snap-on. At June 30, 2007, and December 30, 2006, $16.3 million and $16.2 million of loans, with terms ranging from eighteen months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for franchisee van loans with recourse as of June 30, 2007, was not material.

On May 16, 2006, Snap-on reached an agreement to settle certain legal matters related to certain then current and former franchisees on a class basis.  The court gave its final approval to the class settlement on October 27, 2006.  Under the terms of the settlement, Snap-on agreed to make payments to claimants and class counsel, plus incur certain other costs and expenses.  Snap-on recorded a $38.0 million pretax charge in the second quarter of 2006 representing its best estimate to settle these legal matters.  As of June 30, 2007, the majority of the settlement funds, including payments to the class participants made in the first quarter of 2007, have been disbursed.  Snap-on has not admitted any wrongdoing by way of this settlement.

Snap-on is also involved in various other legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these other legal matters, management believes that the results will not have a material impact on Snap-on’s consolidated financial position or results of operations.

17. Discontinued Operations

On June 29, 2007, Snap-on sold its Sun Electric Systems (“SES”) business based in the Netherlands to DUINMAAIJER B.V., a limited liability company represented by an employee of SES, for a nominal cash purchase price.   SES’s primary business is the research, development and manufacture of test equipment in Europe for aircraft hydraulics.  Snap-on divested of SES as it deemed SES to be non-core to Snap-on’s ongoing business strategies.  The anticipated future capital and other resources necessary to be expended in connection with the SES business were not consistent with Snap-on’s growth plans.  Certain prior year amounts have been reclassified on the accompanying Condensed Consolidated Statements of Earnings to reflect the company’s sale of its SES business as “Discontinued Operations.”

The company recorded an after-tax loss of $9.0 million, or $0.16 per diluted share, in the second quarter of 2007 related to the sale and results of operations of SES.  For segment reporting purposes, the results of operations of SES were previously included in the Diagnostics & Information Group.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Loss on sale of SES, net of tax	$(9.2)	$—	$(9.2)	$—
Income from operations, net of tax	0.2	0.1	1.2	0.9
Discontinued operations, net of tax	(9.0)	0.1	(8.0)	0.9

Net sales	$5.8	$2.7	$9.9	$8.9

18. Other Income (Expense)

Other income (expense) — net consists of the following:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Equity earnings in affiliates	$0.6	$—	$1.8	$—
Minority interest	(1.2)	(0.9)	(2.3)	(1.7)
Foreign exchange loss	—	1.0	(0.6)	—
Interest income	2.9	1.6	4.2	2.7
Other expense	0.2	(1.4)	(0.4)	(1.9)
Total other income (expense) — net	$2.5	$0.3	$2.7	$(0.9)

19.  Segments

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Financial data by segment was as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales:
Snap-on Tools Group	$284.0	$270.8	$572.5	$519.5
Commercial & Industrial Group	331.6	300.0	653.4	587.2
Diagnostics & Information Group	165.3	126.2	329.1	239.2
Segment net sales	780.9	697.0	1,555.0	1,345.9
Intersegment eliminations	(69.0)	(75.3)	(137.4)	(136.9)
Total net sales	$711.9	$621.7	$1,417.6	$1,209.0

Financial services revenue	14.8	11.7	28.2	22.9
Total revenues	$726.7	$633.4	$1,445.8	$1,231.9

Operating earnings:
Snap-on Tools Group *	$34.7	$(11.5)	$64.0	$6.7
Commercial & Industrial Group	32.5	27.6	60.6	50.7
Diagnostics & Information Group	29.3	13.7	49.9	23.2
Financial Services	5.1	3.0	8.8	5.0
Segment operating earnings*	101.6	32.8	183.3	85.6
Corporate	(14.2)	(12.8)	(27.2)	(27.0)
Operating earnings*	$87.4	$20.0	$156.1	$58.6
Interest expense	(11.7)	(4.7)	(23.0)	(9.1)
Other income (expense) — net	2.5	0.3	2.7	(0.9)
Earnings from continuing operations*	$78.2	$15.6	$135.8	$48.6

*  Operating results for the three and six month periods ended July 1, 2006, include a $38.0 million pretax litigation settlement charge.

(Amounts in millions)	June 30, 2007	December 30, 2006
Assets:
Snap-on Tools Group	$426.6	$413.4
Commercial & Industrial Group	1,051.2	1,020.9
Diagnostics & Information Group	828.4	863.5
Financial Services	156.8	156.5
Total assets from reportable segments	$2,463.0	$2,454.3
Corporate	243.8	233.5
Elimination of intersegment receivables	(46.5)	(33.3)
Total assets	$2,660.3	$2,654.5

SNAP-ON INCORPORATED

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Highlights of Snap-on’s results of operations for the second quarters of fiscal 2007 and fiscal 2006 are as follows:

	Three Months Ended
(Amounts in millions)	June 30, 2007		July 1, 2006		Increase / (Decrease)
Net sales	$711.9	100.0%	$621.7	100.0%	$90.2	14.5%
Cost of goods sold	389.5	54.7%	341.8	55.0%	47.7	14.0%
Gross profit	322.4	45.3%	279.9	45.0%	42.5	15.2%

Financial services revenue	14.8	100.0%	11.7	100.0%	3.1	26.5%
Financial services expenses	9.7	65.5%	8.7	74.4%	1.0	11.5%
Operating income from financial services	5.1	34.5%	3.0	25.6%	2.1	70.0%

Operating expenses:
Selling, general and administrative	240.1	33.7%	224.9	36.2%	15.2	6.8%
Litigation settlement	—	0.0%	38.0	6.1%	(38.0)	-100.0%
Total operating expenses	240.1	33.7%	262.9	42.3%	(22.8)	-8.7%

Operating earnings	87.4	12.0%	20.0	3.2%	67.4	337.0%

Interest expense	11.7	1.6%	4.7	0.7%	7.0	148.9%
Other (income) expense — net	(2.5)	-0.4%	(0.3)	0.0%	2.2	NM
Earnings from continuing operations	78.2	10.8%	15.6	2.5%	62.6	NM

Income tax expense	25.4	3.5%	3.9	0.7%	21.5	NM
Net earnings from continuing operations	52.8	7.3%	11.7	1.8%	41.1	351.3%

Loss (income) from discontinued operations, net of tax	9.0	1.3%	(0.1)	-0.1%	9.1	NM
Net earnings	$43.8	6.0%	$11.8	1.9%	$32.0	271.2%

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

Net sales in the second quarter of 2007 increased $90.2 million, or 14.5%, from 2006 levels, including $16.5 million from currency translation.  Sales in the Snap-on Tools Group increased $13.2 million, or 4.9%, from 2006 levels, primarily driven by a 4.6% increase in U.S. sales and continued strong growth in international sales.    Sales in the Commercial & Industrial Group increased $31.6 million year over year, primarily due to higher sales of professional tools in Europe, increased sales of tools for industrial applications, continued strong sales growth in emerging markets, and higher sales of equipment in Europe.  In the Diagnostics & Information Group, sales increased $39.1 million from 2006 levels, largely due to $49.6 million of incremental sales from the November 2006 acquisition of Snap-on Business Solutions (“Business Solutions”).

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Gross profit in the second quarter of 2007 was $322.4 million, or 45.3% of net sales, as compared to $279.9 million, or 45.0% of net sales, in the second quarter of 2006.  The $42.5 million improvement in 2007 gross profit primarily reflects benefits from the higher sales, savings from efficiency, productivity and cost reduction initiatives of $14.2 million, and currency translation of $6.1 million.  These increases were partially offset by $5.4 million of increased production and material costs, and $3.8 million of higher restructuring costs.

Operating expenses in the second quarter of 2007 were $240.1 million, as compared to $262.9 million in the second quarter of 2006.  The $22.8 million decrease includes $4.8 million of benefits from ongoing efficiency and cost reduction initiatives, $3.1 million of lower restructuring costs and the absence, in 2007, of a $38.0 million charge recorded in the second quarter of 2006 related to the settlement of franchisee litigation matters.  These decreases were partially offset by the inclusion of operating expenses in 2007 for Business Solutions, $4.5 million of currency translation, and higher volume-related expenses as a result of the increased sales. As a percentage of net sales, operating expenses improved to 33.7% in the second quarter of 2007.

Interest expense of $11.7 million in the second quarter of 2007 was up $7.0 million from prior year, primarily due to increased debt levels to finance the Business Solutions acquisition.

Other (income) expense - net was income of $2.5 million in the second quarter of 2007, as compared to income of $0.3 million in the second quarter of 2006.  Other income in 2007 primarily includes interest income and the recognition of income from equity method investments, net of minority interests.  See Note 18 for further information.

Snap-on’s effective tax rate on income from continuing operations was 32.5% in the second quarter of 2007 as compared with 25.0% in the second quarter of 2006.  The company’s effective tax rate in 2007 was favorably impacted by the resolution of previously unrecognized tax benefits in certain non-U.S. jurisdictions.  Snap-on’s effective tax rate of 25.0% in the second quarter of 2006 primarily reflects the mix of U.S. and non-U.S. earnings, including the impact of the $38.0 million pretax litigation settlement charge, which was tax effected at a higher U.S. tax rate.  See Note 8 to the Condensed Consolidated Financial Statements for further information on income taxes.

On June 29, 2007, Snap-on sold its Sun Electric Systems (“SES”) business based in the Netherlands for a nominal cash purchase price.  SES’s primary business is the research, development and manufacture of test equipment in Europe for aircraft hydraulics.  SES reported full-year sales of $18.3 million in 2006 and was not a significant subsidiary of Snap-on. Snap-on divested of SES as it deemed SES to be non-core to the company’s ongoing business strategies.  The anticipated future capital and other resources necessary to be expended in connection with the SES business were not consistent with Snap-on’s growth plans. As a result of the sale of SES, Snap-on recorded a $9.0 million net loss ($9.2 million net loss on sale partially offset by $0.2 million of net earnings from operations) as discontinued operations in the second quarter of 2007.  For the second quarter of 2006, SES had net income of $0.1 million.  The loss on sale of SES, as well as the historical net operating results of SES, are included in “Discontinued operations, net of tax” on the accompanying Condensed Consolidated Statements of Earnings.  For segment reporting purposes, the results of operations of SES were previously included in the Diagnostics & Information Group.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Highlights of Snap-on’s results of operations for the first six months of fiscal 2007 and fiscal 2006 are as follows:

	Six Months Ended
(Amounts in millions)	June 30, 2007		July 1, 2006		Increase / (Decrease)
Net sales	$1,417.6	100.0%	$1,209.0	100.0%	$208.6	17.3%
Cost of goods sold	785.3	55.4%	670.5	55.5%	114.8	17.1%
Gross profit	632.3	44.6%	538.5	44.5%	93.8	17.4%

Financial services revenue	28.2	100.0%	22.9	100.0%	5.3	23.1%
Financial services expenses	19.4	68.8%	17.9	78.2%	1.5	8.4%
Operating income from financial services	8.8	31.2%	5.0	21.8%	3.8	76.0%

Operating expenses:
Selling, general and administrative	485.0	34.2%	446.9	37.0%	38.1	8.5%
Litigation settlement	—	0.0%	38.0	3.1%	(38.0)	-100.0%
Total operating expenses	485.0	34.2%	484.9	40.1%	(0.1)	0.0%

Operating earnings	156.1	10.8%	58.6	4.8%	97.5	166.4%

Interest expense	23.0	1.6%	9.1	0.8%	13.9	152.7%
Other (income) expense — net	(2.7)	-0.2%	0.9	0.1%	3.6	NM
Earnings from continuing operations	135.8	9.4%	48.6	3.9%	87.2	179.4%

Income tax expense	45.0	3.1%	15.6	1.2%	29.4	188.5%
Net earnings from continuing operations	90.8	6.3%	33.0	2.7%	57.8	175.2%

Loss (income) from discontinued operations, net of tax	8.0	0.5%	(0.9)	-0.1%	8.9	NM
Net earnings	$82.8	5.8%	$33.9	2.8%	$48.9	144.2%

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

Net sales in the first six months of 2007 increased $208.6 million, or 17.3%, from 2006 levels, including $33.1 million from currency translation.  Sales in the Snap-on Tools Group increased $53.0 million, or 10.2%, from prior-year levels, primarily driven by a 10.5% increase in U.S. sales and continued strong growth in international sales.    Sales in the Commercial & Industrial Group increased $66.2 million year over year, primarily due to higher sales of professional tools in Europe, increased sales of tools for industrial applications, continued strong sales growth in emerging markets, and higher sales of equipment in Europe.  In the Diagnostics & Information Group, sales were up $89.9 million from 2006 levels, largely due to $98.9 million of incremental sales from the Business Solutions acquisition.

Gross profit in the first six months of 2007 was $632.3 million as compared to $538.5 million in 2006.  The $93.8 million improvement in 2007 gross profit primarily reflects benefits from higher sales, $21.0 million of savings from efficiency,

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

productivity and cost reduction initiatives, and $12.6 million of currency translation.  These increases were partially offset by $9.9 million of increased production and material costs, and $7.6 million of higher restructuring costs.  As a percentage of net sales, gross profit in 2007 of 44.6% was up slightly from 2006 levels.

Operating expenses in the first six months of 2007 were $485.0 million as compared to $484.9 million in 2006. Operating expenses in 2007 reflect the inclusion of operating expenses for Business Solutions, as well as $9.3 million of unfavorable currency translation.  These increases in year-over-year operating expenses were largely offset by the absence, in 2007, of the $38.0 million franchisee litigation settlement charge recorded in the second quarter of 2006, higher benefits of $7.9 million from ongoing efficiency and cost reduction initiatives, and $3.7 million of lower year-over-year restructuring costs.  As a percentage of net sales, operating expenses of 34.2% were significantly improved from 2006 levels.

Interest expense of $23.0 million in the first six months of 2007 was up $13.9 million from the prior year, primarily due to increased debt levels to finance the Business Solutions acquisition.

Other (income) expense - net was income of $2.7 million in the first six months of 2007, as compared to expense of $0.9 million in 2006.  Other income in 2007 primarily includes interest income and the recognition of income from equity method investments, net of minority interests.  See Note 18 for further information.

Snap-on’s effective tax rate on income from continuing operations was 33.1% in the first six months of 2007 as compared with 32.1% in 2006.  The company’s 2007 effective tax rate was favorably impacted by the resolution of previously unrecognized tax benefits in certain non-U.S. jurisdictions.  The effective tax rate in 2006 primarily reflects the mix of U.S. and non-U.S. earnings, including the impact of the $38.0 million pretax litigation settlement charge, which was tax effected at a higher U.S. tax rate.  See Note 8 to the Condensed Consolidated Financial Statements for further information on income taxes.

Snap-on sold its SES business on June 29, 2007.  For the six months ended June 2007, Snap-on recorded a net loss of $8.0 million related to the sale and operations of this business.  For the first six months of 2006, SES had net income of $0.9 million.

Exit and Disposal Activities

During the three and six month periods of 2007, Snap-on recorded costs associated with exit and disposal activities of $6.5 million and $14.7 million.  Of the $6.5 million and $14.7 million of costs incurred in the second quarter of 2007, $1.8 million and $6.2 million qualified for accrual treatment.  Costs associated with exit and disposal activities in 2007 primarily related to headcount reductions from (i) the transfer of certain production activities from Sweden to lower-cost regions and emerging markets; (ii) the third quarter 2007 closure of the Johnson City, Tennessee, hand tool facility; (iii) the consolidation of multiple customer call centers in the United States; and (iv) various management realignment actions at other Snap-on facilities.  Accrual usage of $4.0 million and $6.3 million during the three and six month periods ended June 30, 2007, for these actions primarily reflects severance and related payments for the separation of approximately 185 employees.  While the majority of the exit and disposal accrual will be utilized in 2007, certain severance and facility-related costs will extend beyond 2007 primarily due to longer-term severance and lease obligations.  Snap-on expects that it will incur approximately $28 million of exit and disposal charges in 2007.

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

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	June 30, 2007		July 1, 2006		Increase / (Decrease)
Segment net sales	$284.0	100.0%	$270.8	100.0%	$13.2	4.9%
Cost of goods sold	159.0	56.0%	148.4	54.8%	10.6	7.1%
Gross profit	125.0	44.0%	122.4	45.2%	2.6	2.1%
Operating expenses
Selling, general and administrative	90.3	31.8%	95.9	35.4%	(5.6)	-5.8%
Litigation settlement	—	0.0%	38.0	14.0%	(38.0)	-100.0%
Total operating expenses	90.3	31.8%	133.9	49.4%	(43.6)	-32.6%
Segment operating earnings	$34.7	12.2%	$(11.5)	-4.2%	$46.2	NM

NM = not meaningful

Segment net sales in the second quarter of 2007 increased $13.2 million, or 4.9%, from 2006 levels largely due to a 4.6% increase in U.S. sales, including higher sales from a new mid-tier product offering and the re-launch of the company’s in-house warehouse distribution program.  The increase in U.S. sales also reflects the impacts of lower levels of franchisee turnover and product returns. Sales in the company’s international franchise operations increased 7.9% year over year, primarily due to continued strong sales growth in Australia and $2.6 million of currency translation.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Segment gross profit of $125.0 million in the second quarter of 2007 was up $2.6 million over 2006 levels primarily due to the higher sales and lower costs, including benefits from rapid continuous improvement actions (“RCI”) of $4.7 million, partially offset by $2.7 million of higher production and material costs.  Operating expenses in the second quarter of 2007 were down $43.6 million from prior-year levels primarily due to the absence, in 2007, of the $38.0 million franchisee litigation settlement charge recorded in the second quarter of 2006, as well as $3.4 million of lower bad debt expense, $1.0 million of lower year-over-year restructuring costs, and $2.6 million of lower spending in 2007 related to the company’s strategic supply chain and franchise system initiatives.  As a result of these factors, segment operating earnings in the second quarter of 2007 increased $46.2 million from 2006 levels.

	Six Months Ended
(Amounts in millions)	June 30, 2007		July 1, 2006		Increase / (Decrease)
Segment net sales	$572.5	100.0%	$519.5	100.0%	$53.0	10.2%
Cost of goods sold	322.3	56.3%	286.1	55.1%	36.2	12.7%
Gross profit	250.2	43.7%	233.4	44.9%	16.8	7.2%
Operating expenses
Selling, general and administrative	186.2	32.5%	188.7	36.3%	(2.5)	-1.3%
Litigation settlement	—	0.0%	38.0	7.3%	(38.0)	-100.0%
Total operating expenses	186.2	32.5%	226.7	43.6%	(40.5)	-17.9%
Segment operating earnings	$64.0	11.2%	$6.7	1.3%	$57.3	NM

NM = not meaningful

Segment net sales in the first six months of 2007 increased $53.0 million, or 10.2%, from 2006 levels primarily driven by a 10.5% increase in U.S. sales, including higher sales from a new mid-tier product offering and the re-launch of the company’s in-house warehouse distribution program. The increase in U.S. sales also reflects the impacts of lower levels of franchisee turnover and product returns. Currency translation contributed $6.2 million to the year-over-year sales increase.  Sales in the company’s international franchise operations increased 13.2% year over year, primarily due to continued strong growth in the United Kingdom and Australia and currency translation.

Segment gross profit of $250.2 million in the first six months of 2007 was up $16.8 million over 2006 levels primarily due to the higher sales and lower costs, including benefits from rapid continuous improvement actions of $8.1 million, and $2.2 million of currency translation.  These improvements to gross profit were partially offset by $4.3 million of higher production and material costs and $1.2 million of higher year-over-year restructuring costs.   Operating expenses in the first six months of 2007 were down $40.5 million from prior-year levels primarily due to the absence, in 2007, of the $38.0 million franchisee litigation settlement charge, lower year-over-year restructuring costs of $1.7 million, and $3.1 million of lower spending in 2007 related to the company’s strategic supply chain and franchise system initiatives.  These decreases in operating expenses were partially offset by $1.2 million of currency translation. As a result of these factors, segment operating earnings in the first six months of 2007 increased $57.3 million from 2006 levels.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	June 30, 2007		July 1, 2006		Increase / (Decrease)
External net sales	$296.4	89.4%	$260.2	86.7%	$36.2	13.9%
Intersegment net sales	35.2	10.6%	39.8	13.3%	(4.6)	-11.6%
Segment net sales	331.6	100.0%	300.0	100.0%	31.6	10.5%
Cost of goods sold	211.2	63.7%	190.2	63.4%	21.0	11.0%
Gross profit	120.4	36.3%	109.8	36.6%	10.6	9.7%
Operating expenses	87.9	26.5%	82.2	27.4%	5.7	6.9%
Segment operating earnings	$32.5	9.8%	$27.6	9.2%	$4.9	17.8%

Segment net sales in the second quarter of 2007 increased $31.6 million, or 10.5%, from 2006 levels, including $20.4 million of higher sales and $11.2 million of currency translation.  The $20.4 million sales increase primarily reflects higher sales of professional tools in Europe, increased sales of tools for industrial applications, continued strong sales growth in emerging markets, and higher sales of equipment in Europe.

Segment gross profit of $120.4 million in the second quarter of 2007 was up $10.6 million over 2006 levels.  The improvement in gross profit primarily reflects benefits from productivity and efficiency initiatives of $9.4 million, the impact of higher sales, and $4.2 million of currency translation.  These increases were partially offset by $3.5 million of higher restructuring costs, primarily related to manufacturing footprint initiatives in Europe, and $2.7 million of higher production and material costs.  Operating expenses of $87.9 million were up $5.7 million from 2006 levels, but improved 90 basis points (100 basis points equals 1.0 percent) as a percentage of segment sales.  The increase in operating expenses primarily includes $3.2 million of currency translation, higher volume-related expenses, and increased spending to support the expansion of the company’s sales and manufacturing presence in emerging growth markets and lower-cost regions.  As a result of these factors, segment operating earnings in the second quarter of 2007 increased $4.9 million over 2006 levels.

	Six Months Ended
(Amounts in millions)	June 30, 2007		July 1, 2006		Increase / (Decrease)
External net sales	$579.9	88.8%	$515.8	87.8%	$64.1	12.4%
Intersegment net sales	73.5	11.2%	71.4	12.2%	2.1	2.9%
Segment net sales	653.4	100.0%	587.2	100.0%	66.2	11.3%
Cost of goods sold	419.4	64.2%	371.6	63.3%	47.8	12.9%
Gross profit	234.0	35.8%	215.6	36.7%	18.4	8.5%
Operating expenses	173.4	26.5%	164.9	28.1%	8.5	5.2%
Segment operating earnings	$60.6	9.3%	$50.7	8.6%	$9.9	19.5%

Segment net sales in the first six months of 2007 increased $66.2 million, or 11.3%, from 2006 levels, including $42.5 million of higher sales and $23.7 million of currency translation.  The $42.5 million sales increase primarily reflects higher sales of professional tools in Europe, increased sales of tools for industrial applications, continued strong sales growth in emerging markets, and higher sales of equipment in Europe.

Segment gross profit of $234.0 million in the first six months of 2007 was up $18.4 million over 2006 levels.  The improvement in gross profit primarily reflects benefits from higher sales and pricing, $9.3 million of currency translation, and $12.8 million of savings from productivity and efficiency initiatives.  These increases were partially offset by $4.9 million of

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

increased production and material costs, and $7.7 million of higher restructuring costs, primarily related to manufacturing footprint initiatives in Europe.  Operating expenses of $173.4 million were up $8.5 million from 2006 levels, but improved 160 basis points as a percentage of segment sales.  The increase in operating expenses primarily includes $6.9 million of currency translation, higher volume-related expenses, and increased spending to support the expansion of the company’s sales and manufacturing presence in emerging growth markets and lower-cost regions.  These increases were partially offset by $1.6 million of savings from efficiency and cost reduction initiatives.  As a result of these factors, segment operating earnings in the first six months of 2007 increased $9.9 million over 2006 levels.

Diagnostics & Information Group

	Three Months Ended
(Amounts in millions)	June 30, 2007		July 1, 2006		Increase / (Decrease)
External net sales	$131.5	79.6%	$90.7	71.9%	$40.8	45.0%
Intersegment net sales	33.8	20.4%	35.5	28.1%	(1.7)	-4.8%
Segment net sales	165.3	100.0%	126.2	100.0%	39.1	31.0%
Cost of goods sold	88.3	53.4%	78.5	62.2%	9.8	12.5%
Gross profit	77.0	46.6%	47.7	37.8%	29.3	61.4%
Operating expenses	47.7	28.9%	34.0	26.9%	13.7	40.3%
Segment operating earnings	$29.3	17.7%	$13.7	10.9%	$15.6	113.9%

Diagnostics & Information Group segment sales of $165.3 million were up $39.1 million from prior year.  Higher sales of Mitchell1™ information products, increased sales of handheld diagnostics and related software, and $49.6 million of incremental sales from the November 2006 acquisition of Business Solutions, all contributed to the year-over-year sales increase.  These sales increases were partially offset by $16.3 million of lower sales from the wind down of an OEM facilitation program and the outsourcing of certain non-strategic, low-margin equipment products previously manufactured and sold to the Snap-on Tools Group.  Currency translation contributed $2.8 million of the year-over-year sales increase.

Segment gross profit of $77.0 million in the second quarter of 2007 increased $29.3 million from 2006 levels primarily due to the higher sales, as well as an improved sales mix of higher-margin products.  As a percentage of segment net sales, the gross profit margin of 46.6% was up 880 basis points from 2006 levels.  Operating expenses of $47.7 million were up $13.7 million from 2006 levels primarily due to the inclusion of $17.0 million of operating expenses for Business Solutions, partially offset by $2.0 million of savings from efficiency and productivity initiatives, and $2.1 million of lower year-over-year restructuring costs.  As a result of these factors, segment operating earnings in the second quarter of 2007 increased $15.6 million over 2006 levels.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

	Six Months Ended
(Amounts in millions)	June 30, 2007		July 1, 2006		Increase / (Decrease)
External net sales	$265.2	80.6%	$173.7	72.6%	$91.5	52.7%
Intersegment net sales	63.9	19.4%	65.5	27.4%	(1.6)	-2.4%
Segment net sales	329.1	100.0%	239.2	100.0%	89.9	37.6%
Cost of goods sold	181.0	55.0%	149.7	62.6%	31.3	20.9%
Gross profit	148.1	45.0%	89.5	37.4%	58.6	65.5%
Operating expenses	98.2	29.8%	66.3	27.7%	31.9	48.1%
Segment operating earnings	$49.9	15.2%	$23.2	9.7%	$26.7	115.1%

Diagnostics & Information Group segment sales of $329.1 million were up $89.9 million from 2006 levels primarily due to $98.9 million of incremental sales from Business Solutions, increased sales of handheld diagnostics and related software, and higher sales of information products from Mitchell1™.  Currency translation contributed $4.5 million to the year-over-year sales increase. These increases were partially offset by the wind down of an OEM facilitation program and the outsourcing of certain non-strategic, low-margin equipment products previously manufactured and sold to the Snap-on Tools Group.

Segment gross profit of $148.1 million in the first six months of 2007 increased $58.6 million from 2006 levels primarily due to the higher sales and an improved sales mix of higher-margin products.  As a percentage of segment net sales, the gross profit margin of 45.0% was up 760 basis points from 2006 levels.  Operating expenses of $98.2 million were up $31.9 million from 2006 levels primarily due to the inclusion of $35.7 million of operating expenses for Business Solutions, partially offset by $2.9 million of savings from efficiency and productivity initiatives.  As a result of these factors, segment operating earnings in the first six months of 2007 increased $26.7 million over 2006 levels.

Financial Services

	Three Months Ended
(Amounts in millions)	June 30, 2007		July 1, 2006		Increase / (Decrease)
Financial services revenue	$14.8	100.0%	$11.7	100.0%	$3.1	26.5%
Financial services expenses	9.7	65.5%	8.7	74.4%	1.0	11.5%
Segment operating income	$5.1	34.5%	$3.0	25.6%	$2.1	70.0%

Operating income was $5.1 million on revenue of $14.8 million in the second quarter of 2007, as compared with $3.0 million of operating income on revenue of $11.7 million in 2006.  The increase in operating income primarily reflects the impact of higher effective yields.  Originations of $140.6 million in the second quarter of 2007 were essentially flat with prior-year levels.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

	Six Months Ended
(Amounts in millions)	June 30, 2007		July 1, 2006		Increase / (Decrease)
Financial services revenue	$28.2	100.0%	$22.9	100.0%	$5.3	23.1%
Financial services expenses	19.4	68.8%	17.9	78.2%	1.5	8.4%
Segment operating income	$8.8	31.2%	$5.0	21.8%	$3.8	76.0%

Operating income was $8.8 million on revenue of $28.2 million for the first six months of 2007, as compared with $5.0 million of operating income on revenue of $22.9 million in 2006.  The increase in operating income primarily reflects the impact of higher effective yields.  Originations of $273.0 million in the first six months of 2007 were essentially flat with prior-year levels.

Corporate

Snap-on’s general corporate expenses totaled $14.2 million and $12.8 million in the three month periods ended June 30, 2007, and July 1, 2006, and $27.2 million and $27.0 million in the six month periods ended June 30, 3007, and July 1, 2006.  These increases were primarily due to higher health care and performance-based incentive costs, partially offset by savings from cost reduction initiatives.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.  Snap-on has been focused on improving asset utilization by making more effective use of its investment in certain working capital items.  As of June 30, 2007, working capital (defined as current assets less current liabilities) of $479.7 million increased from $431.2 million as of December 30, 2006.  The company assesses operating performance and effectiveness relative to those components of working capital, particularly accounts receivable and inventories that are more directly impacted by operational decisions.  The following represents the company’s working capital position as of June 30, 2007, and December 30, 2006.

(Amounts in millions)	June 30, 2007	December 30, 2006
Cash and cash equivalents	$72.0	$63.4
Accounts receivable — net of allowances	561.2	559.2
Inventories	323.9	323.0
Other current assets	146.3	167.6
Total current assets	1,103.4	1,113.2

Accounts payable	(185.3)	(178.8)
Notes payable and current maturities of long-term debt	(19.7)	(43.6)
Other current liabilities	(418.7)	(459.6)
Total current liabilities	(623.7)	(682.0)

Total working capital	$479.7	$431.2

Accounts receivable at the end of the second quarter of 2007 was $561.2 million, up $2.0 million from year-end 2006 levels. At the end of the second quarter of 2007, days sales outstanding was 73 days, down slightly from 75 days at December 30, 2006, and improved from 78 days as of the end of the second quarter of 2006.

Inventories were $323.9 million at the end of the second quarter of 2007, up $0.9 million from year-end 2006 levels.  Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) at June 30, 2007, were 4.6 turns consistent with year end 2006, but improved from 3.9 turns as of the end of the second quarter of 2006.  Inventories accounted for using the first-in, first-out (“FIFO”) method as of June 30, 2007, and December 30, 2006, approximated 64% and 62% of total inventories.  All other inventories are accounted for using the last-in, first-out (“LIFO”) cost method.  The company’s LIFO reserve was $84.6 million at June 30, 2007, and $86.7 million at year-end 2006.

Notes payable and long-term debt at June 30, 2007, was $521.1 million; no commercial paper was outstanding at June 30, 2007.  As of December 30, 2006, notes payable and long-term debt was $549.2 million, including $314.9 million of commercial paper. On January 12, 2007, Snap-on sold $300 million in floating and fixed rate notes consisting of $150 million of floating rate notes that mature in their entirety on January 12, 2010, and $150 million of fixed rate notes that mature in their entirety on January 15, 2017.  Interest on the floating rate notes accrue at a floating rate equal to the three-month London Interbank offer rate plus 0.13% per year; interest is payable quarterly.  Interest on the fixed rate notes accrue at a rate of 5.50% per year; interest is payable semi-annually beginning July 15, 2007.  Snap-on used the proceeds from the sale of notes, net of $1.5 million of transaction costs, to repay commercial paper obligations issued to finance the acquisition of Business Solutions.  On January 12, 2007, the company also terminated the $250 million bridge credit agreement that Snap-on established prior to its acquisition of Business Solutions.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Long-term debt of $501.4 million as of June 30, 2007, includes $200 million of unsecured 6.25% notes, $150 million of unsecured 5.50% notes, $150 million of unsecured floating rate notes, and $1.4 million of other long-term debt.  Notes payable to banks under uncommitted lines of credit were $18.7 million at June 30, 2007, and $28.6 million at December 30, 2006.  CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis.  As of June 30, 2007, and December 30, 2006, SOC owed both Snap-on and CIT $1.0 million and $0.1 million each pursuant to this agreement.

At June 30, 2007, Snap-on had a $400 million multi-currency revolving credit facility that terminates on July 27, 2009.  The $400 million credit facility’s financial covenant requires that Snap-on maintain a ratio of debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00.  As of June 30, 2007, Snap-on was in compliance with all covenants of its revolving credit facility.

At June 30, 2007, Snap-on also had $20 million of unused committed bank lines of credit, of which $10 million expires on July 29, 2007, and $10 million expires on August 31, 2007; Snap-on intends to renew both of these lines of credit during the third quarter of 2007.  At June 30, 2007, Snap-on had approximately $420 million of unused available debt capacity under the terms of its revolving credit facility and its committed bank lines of credit.

Snap-on maintains sufficient committed lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis.  Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facilities and committed lines of credit.  The company accesses short-term debt markets, predominantly through commercial paper issuances, to fund its short-term requirements and to ensure near-term liquidity.  Near-term liquidity requirements for Snap-on include the funding of its investments in capital expenditures, restructuring activities, payments for acquisitions, payments of dividends, interest, and share repurchases.  Snap-on expects to make contributions to its foreign pension plans in 2007 of $7.5 million; Snap-on is not required to make a contribution to its domestic pension plans in 2007.  Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans.

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.  Cash flow provided from operating activities was $117.5 million in the first six months of 2007 as compared to $73.0 million in the first six months of 2006.  Capital expenditures were $27.6 million in the first six months of 2007 as compared with $19.9 million in the comparable prior-year period.  Capital expenditures in 2007 mainly reflect efficiency and cost-reduction capital investments, including the installation of new production equipment and machine tooling to enhance manufacturing and distribution operations, as well as ongoing replacements of manufacturing and distribution equipment.  In addition, the company continues to invest in computer hardware and software to upgrade internal systems and implement the company’s global enterprise resource planning management information system.  Snap-on anticipates full-year 2007 capital expenditures to be in a range of $55 million to $60 million, as compared to $50.5 million in 2006.  Full-year depreciation and amortization expense is anticipated to be approximately $70 million in 2007, as compared to $51.9 million in 2006.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable.  During the first six months of 2007, Snap-on repurchased 1,245,000 shares of common stock for $64.3 million under its previously announced share repurchase programs, as compared to repurchases of 1,473,618 shares of common stock for $58.3 million in the first six months of 2006.  As of the end of the second quarter of 2007, Snap-on has remaining availability to repurchase up to an additional $142.0 million in common stock pursuant to the Board of Directors’ authorizations.  The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939.  Cash dividends paid totaled $31.6 million in the first six months of 2007 and $31.8 million in the first six months of 2006.  The second quarter 2007 dividend was payable June 11, 2007, to shareholders of record on May 21, 2007.  The company expects the Board of Directors to declare the 2007 third quarter dividend in August 2007.

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of June 30, 2007.

Outlook

Snap-on expects to continue implementing its strategic and RCI initiatives in the balance of 2007, including its focus on global growth initiatives, product innovation, strengthening the franchise proposition, leveraging its brands, enhancing customer service, improving manufacturing and process effectiveness, and lowering administrative costs. As a result, Snap-on anticipates continued year-over-year operating and earnings improvement for the remainder of 2007.

Snap-on incurred $14.7 million of exit and disposal costs in the first six months of 2007 and, as previously communicated, the company expects to incur approximately $28 million of such costs in 2007 as part of its ongoing efforts to lower its cost structure and improve process effectiveness.  Snap-on anticipates 2007 capital expenditures to be in a range of $55 million to $60 million, and depreciation and amortization expense to approximate $70 million.  As a result of higher debt levels, primarily from the Business Solutions acquisition, Snap-on anticipates incurring approximately $24 million of higher year-over-year interest expense in 2007.  Snap-on expects that its effective tax rate for the second-half of 2007 will approximate 34.5%.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at June 30, 2007, was $0.6 million on interest rate-sensitive financial instruments and $0.3 million on foreign currency-sensitive financial instruments.  The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk: Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay.  Specific credit reviews and standard industry credit scoring models are used in performing this evaluation.  Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate.  In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts for franchisee van loans with recourse provisions to Snap-on.  At June 30, 2007, $16.3 million of loans originated by SOC have a recourse provision to Snap-on if the loans become more than 90 days past due.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2007.  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2007 to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

Internal Control Over Financial Reporting:  Snap-on is in the process of developing and implementing an improved enterprise resource planning management information system to further enhance the operational capabilities of its businesses.   In the second quarter of 2007, the company implemented this system at certain of its North American locations.  As a result of, and in connection with, the implementation of the new system and processes, the company modified its internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)). Additional implementations will occur at other worldwide locations over a multi-year period.

There have not been any other changes in internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, Snap-on’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1: Legal Proceedings

On May 16, 2006, Snap-on reached an agreement to settle certain legal matters related to certain then current and former franchisees on a class basis.  The court gave its final approval to the class settlement on October 27, 2006.  Under the terms of the settlement, Snap-on agreed to make payments to claimants and class counsel, plus incur certain other costs and expenses.  Snap-on recorded a $38.0 million pretax charge in the second quarter of 2006 representing its best estimate to settle these legal matters.  As of June 30, 2007, the majority of the settlement funds, including payments to the class participants made in the first quarter of 2007, have been disbursed.  Snap-on has not admitted any wrongdoing by way of this settlement.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the second quarter of 2007, all of which were purchased pursuant to Board of Directors’ authorizations.  Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable.  The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that may be Purchased Under the Plans (1) (in millions)
04/01/07 to 04/28/07	—	N/A	—	$154.5 million
04/29/07 to 05/26/07	—	N/A	—	$166.9 million
05/27/07 to 06/30/07	620,000	$53.31	620,000	$142.0 million

Total / Average	620,000	$53.31	620,000	N/A

(1)          Subject to further adjustment pursuant to the 1996 Authorization described below, as of the end of the second quarter of 2007, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board of Directors’ authorizations discussed below is $142.0 million.

•                  In its Annual Report on Form 10-K for the fiscal year ended December 28, 1996, the company disclosed that the company’s Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”).  The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock.  Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time.  The 1996 Authorization will expire when terminated by the company’s Board.  When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $55.32, $52.63 and $50.51 per share of common stock as of the end of the 2007 fiscal months ended April 28, May 26 and June 30, respectively.

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

Item 4:  Submission of Matters to a Vote of Security Holders

Snap-on held its Annual Meeting of Shareholders on April 26, 2007.  The shareholders (i) elected three members of Snap-on’s Board of Directors, whose terms were up for reelection, to serve until the Annual Meeting in the year 2010 and (ii) ratified the Audit Committee’s selection of Deloitte & Touche LLP as the company’s independent registered public accounting firm for 2007.  There were 58,555,781 outstanding shares eligible to vote. The persons elected to the Corporation’s Board of Directors, the number of votes cast for and the number of votes withheld with respect to each of these persons are set forth below:

Director	For	Withheld	Term
John F. Fiedler	54,204,514	959,436	2010
W. Dudley Lehman	54,209,145	954,805	2010
Edward H. Rensi	50,833,388	4,330,562	2010

The terms of office for the following directors continue until the Annual Meeting in the year set forth below:

Director	Term
Roxanne J. Decyk	2008
Lars Nyberg	2008
Nicholas T. Pinchuk	2008
Richard F. Teerlink	2008
Bruce S. Chelberg	2009
Karen L. Daniel	2009
Arthur L. Kelly	2009
Jack D. Michaels	2009

The proposal to ratify the Audit Committee’s selection of Deloitte & Touche LLP as the company’s independent registered public accounting firm for 2007 received the following votes:

Votes for approval	51,142,056

Votes against	3,709,988

Abstentions	311,906

There were no broker non-votes for this item.

Item 5:  Other Information

On May 8, 2007, the Company signed an Agreement with Mr. Alan T. Biland, a former executive officer of Snap-on, which was effective as of April 24, 2007.  The Agreement provides that, in exchange for a release, Mr. Biland will be paid a severance amount of $367,400 over a 12 month period through April 23, 2008.  In addition, assuming compliance with certain restrictions on future employment and related covenants, Mr. Biland will receive an additional payment of $675,000 on April 24, 2009.

Effective July 2, 2007, James P. Holden joined Snap-on’s Board of Directors.  Although Mr. Holden will be in the class of directors whose term expires in 2010, his name will be submitted for ratification at the 2008 Annual Meeting.

Item 6:  Exhibits

Exhibit 10.1	Sale and Purchase Agreement dated as of May 18, 2007, between Snap-on Europe Holding B.V., Snap-on UK Holdings Ltd. and Duinmaaijer B.V. (the “SES Agreement”).*

Exhibit 10.2	Letter Agreement dated as of June 28, 2007, between Duinmaaijer B.V. and Snap-on Europe Holding B.V. [making non-material changes to the SES Agreement].

Exhibit 10.3	Termination Agreement and General Release dated as of April 29, 2007, (executed May 8, 2007) between the company and Alan T. Biland.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)  Excluding the schedules to this acquisition-related agreement, which schedules are identified in the Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED

Date: July 25, 2007	/s/ Martin M. Ellen
Martin M. Ellen, Principal Financial Officer,
Senior Vice President — Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Sale and Purchase Agreement dated as of May 18, 2007, between Snap-on Europe Holding B.V., Snap-on UK Holdings Ltd. and Duinmaaijer B.V. (the “SES Agreement”).*

10.2	Letter Agreement dated as of June 28, 2007, between Duinmaaijer B.V. and Snap-on Europe Holding B.V. [making non-material changes to the SES Agreement].

10.3	Termination Agreement and General Release dated as of April 29, 2007, (executed May 8, 2007) between the company and Alan T. Biland.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)           Excluding the schedules to this acquisition-related agreement, which schedules are identified in the Exhibit.