Form 10-Q
period 2007-09-29
SNAP ON INC
filed 2007-10-24
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 19, 2007
Common Stock, $1.00 par value	57,612,420 shares

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
Net sales	$680.7	$594.7	$2,098.3	$1,803.7
Cost of goods sold	(379.8)	(336.1)	(1,165.1)	(1,006.6)
Gross profit	300.9	258.6	933.2	797.1

Financial services revenue	15.8	11.3	44.0	34.2
Financial services expenses	(10.2)	(8.3)	(29.6)	(26.2)
Operating income from financial services	5.6	3.0	14.4	8.0

Operating expenses:
Selling, general and administrative	(234.1)	(216.0)	(719.1)	(662.9)
Litigation settlement	—	—	—	(38.0)
Total operating expenses	(234.1)	(216.0)	(719.1)	(700.9)

Operating earnings	72.4	45.6	228.5	104.2

Interest expense	(11.6)	(4.5)	(34.6)	(13.6)
Other income (expense) — net	1.9	1.3	4.6	0.4
Earnings from continuing operations	62.7	42.4	198.5	91.0

Income tax expense	(21.6)	(14.8)	(66.6)	(30.4)
Net earnings from continuing operations	41.1	27.6	131.9	60.6

Discontinued operations, net of tax	—	0.6	(8.0)	1.5
Net earnings	$41.1	$28.2	$123.9	$62.1

Basic earnings per common share:
Earnings per share, continuing operations	$0.71	$0.47	$2.28	$1.04
Earnings (loss) per share, discontinued operations	—	0.01	(0.14)	0.03
Net earnings per share	$0.71	$0.48	$2.14	$1.07

Diluted earnings per common share:
Earnings per share, continuing operations	$0.70	$0.47	$2.25	$1.02
Earnings (loss) per share, discontinued operations	—	0.01	(0.14)	0.03
Net earnings per share	$0.70	$0.48	$2.11	$1.05

Weighted-average shares outstanding:
Basic	57.7	58.2	58.0	58.2
Effect of dilutive options	0.7	0.6	0.7	0.9
Diluted	58.4	58.8	58.7	59.1

Dividends declared per common share	$0.27	$0.27	$0.81	$0.81

See notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	Sept. 29,	Dec. 30,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$92.6	$63.4
Accounts receivable — net of allowances	566.9	559.2
Inventories	330.6	323.0
Deferred income tax benefits	72.9	76.0
Prepaid expenses and other assets	87.6	91.6
Total current assets	1,150.6	1,113.2

Property and equipment
Land	24.0	24.3
Buildings and improvements	226.4	236.7
Machinery and equipment	551.4	540.9
	801.8	801.9
Accumulated depreciation and amortization	(500.9)	(504.8)
Property and equipment — net	300.9	297.1

Deferred income tax benefits	59.6	55.3
Goodwill	824.6	776.1
Other intangibles — net	215.8	257.8
Pension assets	15.0	14.0
Other assets	159.4	141.0
Total assets	$2,725.9	$2,654.5

See notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	Sept. 29,	Dec. 30,
	2007	2006
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$169.1	$178.8
Notes payable and current maturities of long-term debt	26.5	43.6
Accrued benefits	39.4	41.4
Accrued compensation	85.1	90.4
Franchisee deposits	47.3	48.5
Deferred subscription revenue	25.9	25.3
Income taxes	28.8	37.8
Other accrued liabilities	210.3	216.2
Total current liabilities	632.4	682.0

Long-term debt	501.6	505.6
Deferred income taxes	83.0	88.9
Retiree health care benefits	67.1	69.6
Pension liabilities	125.1	113.9
Other long-term liabilities	124.1	118.2
Total liabilities	1,533.3	1,578.2

Shareholders’ equity
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,102,729 and 67,081,801 shares)	67.1	67.1
Additional paid-in capital	134.4	121.9
Retained earnings	1,256.8	1,180.3
Accumulated other comprehensive income (loss)	91.2	21.2
Grantor Stock Trust at fair market value (zero and 407,485 shares)	—	(19.4)
Treasury stock at cost (9,534,012 and 8,503,482 shares)	(356.9)	(294.8)
Total shareholders’ equity	1,192.6	1,076.3
Total liabilities and shareholders’ equity	$2,725.9	$2,654.5

See notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	Sept. 29,	Sept. 30,
	2007	2006
Operating activities:
Net earnings	$123.9	$62.1
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	37.3	35.4
Amortization of other intangibles	13.0	1.6
Stock-based compensation expense	14.2	11.7
Excess tax benefits from stock-based compensation	(5.8)	(8.8)
Deferred income tax benefit	—	(18.1)
Gain on sale of assets	(2.4)	(0.3)
Loss (gain) on mark to market for cash flow hedges	0.1	(0.2)
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) decrease in receivables	14.9	(1.3)
(Increase) decrease in inventories	5.8	(19.2)
(Increase) decrease in prepaid and other assets	0.1	(5.4)
Increase (decrease) in accounts payable	(16.1)	28.8
Increase (decrease) in accruals and other liabilities	(8.1)	64.6
Net cash provided by operating activities	176.9	150.9

Investing activities:
Capital expenditures	(43.2)	(31.5)
Acquisition of business	(5.1)	—
Proceeds from disposal of property and equipment	13.9	11.2
Other	(0.9)	—
Net cash used in investing activities	(35.3)	(20.3)

Financing activities:
Proceeds from issuance of long-term debt	298.5	—
Net decrease in short-term borrowings	(323.3)	(8.4)
Purchase of treasury stock	(85.8)	(83.5)
Proceeds from stock purchase and option plans	38.1	74.3
Excess tax benefits from stock-based compensation	5.8	8.8
Cash dividends paid	(47.4)	(47.7)
Other	(0.6)	—
Net cash used in financing activities	(114.7)	(56.5)

Effect of exchange rate changes on cash and cash equivalents	2.3	1.5
Increase in cash and cash equivalents	29.2	75.6
Cash and cash equivalents at beginning of year	63.4	170.4
Cash and cash equivalents at end of period	$92.6	$246.0

Supplemental cash flow disclosures:
Cash paid for interest	$(21.3)	$(15.0)
Net cash paid for income taxes	(33.8)	(35.7)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the statement of financial condition and results of operations for the three and nine month periods ended September 29, 2007, and September 30, 2006, have been made.  The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

Effective December 31, 2006, the first day of fiscal 2007, Snap-on adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109.”  See Note 8 for information on income taxes.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

3.  Acquisitions

On November 28, 2006, Snap-on acquired the ProQuest Business Solutions business and certain net assets (collectively, “Snap-on Business Solutions” or “Business Solutions,” and formerly ProQuest Business Solutions) from ProQuest Company for an initial purchase price of $516 million of cash and the assumption of approximately $19 million of debt. Subsequent to the November 28, 2006, closing date, the purchase price for Business Solutions increased by $5.1 million to $521.1 million, primarily reflecting a higher level of working capital received by Snap-on at closing.  The preliminary purchase price allocations are based upon the preliminary estimated fair values of the assets and liabilities acquired, and are subject to change upon the finalization of various income tax and contingent liability matters prior to the expiration of the purchase accounting allocation period in the fourth quarter of 2007.

4.  Accounts Receivable

Accounts receivable include trade accounts, installment and other receivables, including the current portion of franchisee-financing receivables.  The components of Snap-on’s current accounts receivable were as follows:

	September 29,	December 30,
(Amounts in millions)	2007	2006
Trade accounts receivable	$485.4	$477.6
Installment receivables, net of unearned finance charges of $8.1 million and $7.3 million	69.7	62.4
Other accounts receivable	46.7	52.1
Total	601.8	592.1
Allowance for doubtful accounts	(34.9)	(32.9)
Total accounts receivable — net	$566.9	$559.2

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The long-term portion of accounts receivable is classified in “Other assets” on the accompanying Condensed Consolidated Balance Sheets and is comprised of installment and other receivables, including franchisee-financing receivables, with payment terms that are due beyond one year.  The components of Snap-on’s long-term accounts receivable were as follows:

	September 29,	December 30,
(Amounts in millions)	2007	2006
Installment receivables, net of unearned finance charges of $9.8 million and $9.2 million	$45.7	$42.6
Other long-term accounts receivable	30.8	28.3
Total	$76.5	$70.9

5.  Inventories

Inventories by major classification were as follows:

	September 29,	December 30,
(Amounts in millions)	2007	2006
Finished goods	$312.2	$310.4
Work in progress	37.1	35.2
Raw materials	64.3	64.1
Total FIFO value	413.6	409.7
Excess of current cost over LIFO cost	(83.0)	(86.7)
Total inventories	$330.6	$323.0

Inventories accounted for using the first-in, first-out (“FIFO”) method as of September 29, 2007, and December 30, 2006, approximated 65% and 62% of total inventories.  The company accounts for its non-U.S. inventory on the FIFO method.  As of September 29, 2007, approximately 31% of the company’s U.S. inventory was accounted for using the FIFO method and 69% was accounted for using the last-in, first-out (“LIFO”) method.  LIFO inventory liquidations resulted in a reduction of “Cost of goods sold” on the accompanying Condensed Consolidated Statements of Earnings of $0.4 million for the three month period ended September 30, 2006, and $0.2 million and $1.8 million for the nine month periods ended September 29, 2007 and September 30, 2006.  There was no LIFO inventory liquidation in the three month period ended September 29, 2007.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.  Acquired Intangible Assets

As of December 30, 2006, the $192.9 million preliminary purchase price allocation for the intangible assets acquired from the Business Solutions acquisition consisted of $164.6 million in customer-relationship intangible assets with a 16 year weighted-average life and $28.3 million of developed technology with a five year weighted-average life.  As a result of the resolution of certain open items in the third quarter of 2007, Snap-on reduced the initial preliminary purchase price allocation for the intangible assets acquired by $32.8 million to $160.1 million. As of September 29, 2007, and based on exchange rates in effect at the date of the acquisition, the intangible assets acquired consist of $139.4 million of customer-relationship intangible assets and $20.7 million of developed technology.  Snap-on is amortizing the $139.4 million of customer-relationship intangible assets on an accelerated basis over a 16 year weighted-average life and is amortizing the $20.7 million of developed technology on a straight-line basis over a five year weighted-average life.

Disclosures related to other intangible assets are as follows:

	September 29, 2007		December 30, 2006
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$140.8	$(8.5)	$164.6	$(0.9)
Developed technology	21.2	(4.1)	28.3	(0.4)
Patents	33.7	(17.5)	32.5	(15.8)
Trademarks	2.1	(0.5)	2.8	(0.9)
Other	0.7	(0.5)	0.7	(0.3)
Total	198.5	(31.1)	228.9	(18.3)
Non-amortized trademarks	48.4	—	47.2	—
Total	$246.9	$(31.1)	$276.1	$(18.3)

The weighted-average amortization periods related to other intangible assets are as follows:

(In years)	Weighted- average Amortization
Customer relationships	16
Developed technology	5
Patents	16
Trademarks	38
Other	2

The weighted-average amortization period for all amortizable intangibles on a combined basis is 16 years.

Amortization expense was $4.3 million and $13.0 million for the three and nine month periods ended September 29, 2007, and $0.8 million and $1.6 million for the three and nine month periods ended September 30, 2006.  Based on current levels of amortizable intangible assets, estimated annual amortization expense is expected to be $17.5 million in 2007, $16.6 million in 2008, $16.3 million in 2009, $16.1 million in 2010, $15.9 million in 2011, and $15.6 million in 2012.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Goodwill was $824.6 million and $776.1 million at September 29, 2007, and December 30, 2006.  The increase in goodwill from December 31, 2006, primarily resulted from purchase accounting adjustments related to the Business Solutions acquisition and $22.7 million of currency translation.  See Note 3 for additional information on the company’s acquisition of Business Solutions.

7.  Exit or Disposal Activities

Snap-on recorded costs associated with exit and disposal activities of $1.8 million and $16.5 million for the three and nine month periods ended September 29, 2007, and $4.3 million and $15.2 million for the three and nine month periods ended September 30, 2006.

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
(Amounts in millions)	2007	2006	2007	2006
Exit and disposal costs:
Cost of goods sold	$1.8	$2.2	$13.1	$5.9
Operating expenses	—	2.1	3.4	9.2
Financial services expenses	—	—	—	0.1
Total exit and disposal costs	$1.8	$4.3	$16.5	$15.2

Of the $1.8 million and $16.5 million of costs incurred during the three and nine month periods ended September 29, 2007, $0.2 million and $6.4 million qualified for accrual treatment.  Costs associated with exit and disposal activities in 2007 primarily related to headcount reductions from (i) the transfer of certain production activities from Sweden to lower-cost regions and emerging markets; (ii) the third quarter 2007 closure of the Johnson City, Tennessee, hand tool facility; (iii) the consolidation of multiple customer call centers in the United States; and (iv) various management realignment actions at other Snap-on facilities.

Snap-on’s exit and disposal accrual activity for 2007 was as follows:

	Balance at	Six Month Activity		Balance at	Third Quarter		Balance at
(Amounts in millions)	December 30, 2006	Additions	Usage	June 30, 2007	Additions (Reversals)	Usage	September 29, 2007
Severance costs:
Snap-on Tools	$2.3	$1.7	$(1.4)	$2.6	$(0.6)	$(1.1)	$0.9
Commercial & Industrial	2.4	3.0	(3.4)	2.0	0.2	(0.8)	1.4
Diagnostics & Information	0.3	0.9	(0.8)	0.4	0.6	(0.2)	0.8
Corporate	0.3	0.5	(0.6)	0.2	—	(0.2)	—
Facility-related costs:
Snap-on Tools	0.2	—	(0.1)	0.1	—	—	0.1
Diagnostics & Information	0.3	0.1	—	0.4	—	—	0.4
Corporate	0.2	—	—	0.2	—	—	0.2
Total	$6.0	$6.2	$(6.3)	$5.9	$0.2	$(2.3)	$3.8

Exit and disposal accrual usage of $2.3 million and $8.6 million during the three and nine month periods ended September 29, 2007, consisted primarily of severance and facility-related payments.  Since year-end 2006, Snap-on has reduced headcount by approximately 238 employees as part of its restructuring actions.  While the majority of the exit

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

and disposal accrual will be utilized in 2007, certain facility-related costs will extend beyond 2007 primarily due to longer-term lease obligations.

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

Snap-on believes it is reasonably possible that, within the next 12 months, $0.4 million of previously unrecognized tax benefits will be recorded as a result of the resolution of various tax positions.

With few exceptions, Snap-on is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years prior to 2003, and Snap-on is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 1998.

Snap-on’s effective tax rate on income from continuing operations was 34.5% in both the third quarters of 2007 and 2006.   Snap-on’s effective tax rate on income from continuing operations was 33.6% for the first nine months of 2007, as compared with 33.4% in the prior year.  The company’s nine month effective tax rate in 2007 was favorably impacted by the resolution of previously unrecognized tax benefits in certain non-U.S. tax jurisdictions.  For 2006, the lower nine month effective tax rate reflects both the mix of U.S. and non-U.S. earnings and the impact of a $38.0 million pretax litigation settlement charge recorded in the second quarter of 2006, which was tax effected at the higher U.S. tax rate.  Snap-on expects that its effective tax rate for the remainder of 2007 will approximate 34.5%, as the company does not believe any additional material adjustments will be made related to unrecognized tax benefits for the remainder of the year.  See Note 16 for information on the litigation settlement charge.

9.  Short-term and Long-term Debt

Notes payable and long-term debt as of September 29, 2007, was $528.1 million; no commercial paper was outstanding at September 29, 2007.  As of December 30, 2006, notes payable and long-term debt was $549.2 million, including $314.9 million of commercial paper. On January 12, 2007, Snap-on sold $300 million in floating and fixed rate notes consisting of $150 million of floating rate notes that mature in their entirety on January 12, 2010, and $150 million of fixed rate notes that mature in their entirety on January 15, 2017.  Interest on the floating rate notes accrue at a floating rate equal to the three-month London Interbank offer rate plus 0.13% per year; interest is payable quarterly.  Interest on the fixed rate notes accrues at a rate of 5.50% per year; interest is payable semi-annually.  Snap-on used the proceeds from the sale of the notes, net of $1.5 million of transaction costs, to repay commercial paper obligations issued to finance the acquisition of Business Solutions.  On January 12, 2007, the company also terminated the $250 million bridge credit agreement that Snap-on established prior to its acquisition of Business Solutions.

Long-term debt of $501.6 million as of September 29, 2007, includes $200 million of unsecured 6.25% notes, $150 million of unsecured 5.50% notes, $150 million of unsecured floating rate notes, and $1.6 million of other long-term

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

debt.  Current maturities of long-term debt and notes payable to banks under uncommitted lines of credit were $16.5 million at September 29, 2007, and $28.6 million at December 30, 2006.  CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis.  As of September 29, 2007, and December 30, 2006, SOC owed both Snap-on and CIT $4.6 million and $0.1 million each pursuant to this agreement.

On August 10, 2007, Snap-on entered into a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012. This $500 million facility replaces Snap-on’s previous $400 million multi-currency revolving credit facility that was set to terminate on July 27, 2009.  The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00 or a ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), for the preceding four fiscal quarters then ended, of not greater than 3.50 to 1.00. As of September 29, 2007, Snap-on was in compliance with all covenants of this revolving credit facility.

As of September 29, 2007, Snap-on also had $14.5 million of unused available debt capacity under its committed bank lines of credit.  The committed bank lines of credit consist of two $10 million lines of credit that expire on July 29, 2008, and August 31, 2008.  As of September 29, 2007, Snap-on had approximately $514.5 million of unused available debt capacity under the terms of its revolving credit facility and its committed bank lines of credit.

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

At September 29, 2007, Snap-on had $132.9 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $55.3 million in Swedish kronor, $24.2 million in euros, $22.8 million in British pounds, $19.7 million in Australian dollars, $6.3 million in Canadian dollars, $3.4 million in Singapore dollars and $5.2 million in other currencies, and sell contracts of $2.3 million in Hungarian forint and $1.7 million in other currencies.  At December 30, 2006, Snap-on had $80.1 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $31.4 million in Swedish kronor, $23.1 million in euros, $17.8 million in British pounds, $10.9 million in Australian dollars, $2.3 million in Japanese yen, $2.1 million in Norwegian kroner, and $3.4 million in other currencies, and sell contracts of $7.0 million in Canadian dollars and $3.9 million in other currencies.

The majority of Snap-on’s forward exchange contracts are not designated as hedges under SFAS No. 133.  The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) — net” on the accompanying Condensed Consolidated Statements of Earnings.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Interest Rate Swap Agreements:  Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense.  For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest Expense” on the accompanying Condensed Consolidated Statements of Earnings.  For cash flow hedges, the effective portion of the change in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss),” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to interest expense.  The notional amount of interest rate swaps outstanding and designated as fair value hedges was $50 million at September 29, 2007, and at December 30, 2006.

Changes in the fair value of derivative financial instruments qualifying for hedge accounting are reflected as derivative assets or liabilities with the corresponding gains or losses reflected in earnings in the period of change.  An offsetting gain or loss is also reflected in earnings based upon the changes of the fair value of the debt instrument being hedged.  For all fair value hedges qualifying for hedge accounting, the net accumulated derivative loss at September 29, 2007, was $1.2 million.  At September 29, 2007, the maximum maturity date of any fair value hedge was four years.  During the third quarter of 2007, cash flow hedge and fair value hedge ineffectiveness was not material.

11.  Pension Plans

Snap-on’s net pension expense included the following components:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(Amounts in millions)	2007	2006	2007	2006
Service cost	$5.4	$5.7	$16.1	$17.1
Interest cost	12.3	11.8	37.0	35.3
Expected return on assets	(16.1)	(15.3)	(48.2)	(45.7)
Actuarial loss	1.8	2.9	5.3	8.7
Prior service cost	0.3	0.3	0.9	0.9
Net transition asset	(0.1)	—	(0.2)	(0.1)
Net pension expense	$3.6	$5.4	$10.9	$16.2

Snap-on expects to make contributions to its foreign pension plans throughout 2007 of approximately $13.0 million. Snap-on is not required to make a contribution to its domestic pension plans in 2007.  Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.  Retiree Health Care

Snap-on’s net postretirement health care benefits expense included the following components:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(Amounts in millions)	2007	2006	2007	2006
Service cost	$0.1	$0.1	$0.3	$0.4
Interest cost	1.1	1.1	3.2	3.2
Unrecognized net gain	(0.3)	(0.3)	(0.8)	(0.9)
Prior service credit	(0.1)	(0.1)	(0.3)	(0.3)
Net postretirement expense	$0.8	$0.8	$2.4	$2.4

13.  Stock-Based Compensation

The 2001 Incentive Stock and Awards Plan, as Amended (“2001 Plan”), which was approved by shareholders in 2001 and amended and approved by shareholders in 2006, provides for the grant of stock options, performance share awards and restricted stock awards.  As of September 29, 2007, the 2001 Plan had 3,424,519 shares available for future grants.

Snap-on recognized $4.9 million and $14.2 million of compensation cost for the three and nine month periods ended September 29, 2007, and $4.8 million and $11.7 million for the three and nine month periods ended September 30, 2006.  Cash received from option exercises during the three and nine month periods ended September 29, 2007, totaled $2.7 million and $38.1 million.  Cash received from option exercises during the three and nine month periods ended September 30, 2006, totaled $28.3 million and $74.3 million.  The tax benefit realized from the exercise of share-based payment arrangements was $0.5 million and $6.8 million for the three and nine month periods ended September 29, 2007, and $2.9 million and $9.2 million for the three and nine month periods ended September 30, 2006.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model.  The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the expected term of options granted (based on the period of time that options granted are expected to be outstanding). Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option.  The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield on the grant date for the expected term of the option.  The following weighted-average assumptions were used in calculating the fair value of stock options granted during the nine month periods ended September 29, 2007, and September 30, 2006, using the Black-Scholes valuation model.  No stock options were granted in the three month periods ended September 29, 2007, and September 30, 2006.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Nine Months Ended
	September 29,	September 30,
	2007	2006
Expected term of option (in years)	6.31	7.20
Expected volatility factor	25.75%	29.19%
Expected dividend yield	3.05%	3.23%
Risk-free interest rate	4.68%	4.59%

A summary of stock option activity as of and for the nine month period ended September 29, 2007, is presented below:

	Shares (in millions)	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 30, 2006	2.8	$33.39
Granted	0.7	50.40
Exercised	(1.0)	33.39
Forfeited or expired	(0.1)	44.90
Outstanding at September 29, 2007	2.4	37.86	6.93	$28.4
Exercisable at September 29, 2007	1.5	32.32	5.67	26.1

* Weighted-average

The weighted-average grant-date fair value of options granted during the nine month periods ended September 29, 2007, and September 30, 2006, was $12.17 and $10.57.  The intrinsic value of options exercised during the nine month periods ended September 29, 2007, and September 30, 2006, was $18.6 million and $23.8 million.  The fair value of stock options vested during the nine month periods ended September 29, 2007, and September 30, 2006, was $4.2 million and $3.8 million.

As of September 29, 2007, there was $6.1 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2001 Plan.  That cost is expected to be recognized as a charge to earnings over a weighted-average period of 1.9 years.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

The fair value of each performance award is estimated on the date of grant using the Black-Scholes valuation model.  The company uses the vesting period of the performance awards as the expected term of the awards granted.  Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the performance award.  The risk-free interest rate is based on the U.S. treasury yield on the grant date for the length of time corresponding to the expected term of the performance award.  The following weighted-average assumptions were used in calculating the fair value of performance awards granted during the nine month periods ended September 29, 2007, and September 30, 2006, using the Black-Scholes valuation model.  No performance awards were granted in the three month periods ended September 29, 2007, and September 30, 2006.

	Nine Months Ended
	September 29, 2007	September 30, 2006
Expected term of performance award (in years)	3.0	3.0
Expected volatility factor	20.52%	20.54%
Risk-free interest rate	4.73%	4.67%

The weighted-average grant-date fair value of performance awards granted during the nine month periods ended September 29, 2007, and September 30, 2006, was $50.22 and $35.74.  As performance share awards generally vest only at the end of the performance-award period, no shares vested or were paid out during the three and nine month periods ended September 29, 2007, and the three month period ended September 30, 2006.  During the first quarter of 2006, 0.1 million shares were paid out for the vesting of performance awards granted in 2004.

A summary of the status of the company’s non-vested performance share awards as of September 29, 2007, and changes during the nine month period ended September 29, 2007, are as follows:

	Shares (in millions)	Grant-Date Fair Value (*)
Non-vested performance awards at December 30, 2006	0.4	$33.52
Granted	0.1	50.22
Vested	—	—
Forfeited or expired	(0.1)	39.15
Non-vested performance awards at September 29, 2007	0.4	42.20

      (*) Weighted-average

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of September 29, 2007, there was $11.8 million of unrecognized compensation cost related to non-vested performance share awards granted.  That cost is expected to be recognized as a charge to earnings over a weighted-average period of 1.8 years.

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

The fair value of SARs is remeasured each reporting period using the Black-Scholes valuation model.  The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding.  Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs.  The expected dividend yield is based on the company’s historical dividend payments.  The risk-free interest rate is based on the U.S. treasury yield in effect on the grant date for the length of time corresponding to the expected term of the SARs.  The following weighted-average assumptions were used in calculating the fair value of SARs granted during the nine month periods ended September 29, 2007, and September 30, 2006, using the Black-Scholes valuation model.  No SARs were granted in the three month periods ended September 29, 2007, and September 30, 2006.

	Nine Months Ended
	September 29, 2007	September 30, 2006
Expected term of SARs (in years)	5.55	6.57
Expected volatility factor	25.37%	27.43%
Expected dividend yield	3.05%	3.21%
Risk-free interest rate	4.23%	4.59%

The total intrinsic value of SARs exercised during the three and nine month periods ended September 29, 2007, was $0.1 million and $1.6 million, and $0.2 million and $1.6 million during the three and nine month periods ended September 30, 2006.  The total fair value of SARs vested during the nine month period ended September 29, 2007, and September 30, 2006, was $1.5 million and $0.9 million.  No SARs vested during the three month periods ended September 29, 2007, and September 30, 2006.

A summary of the status of the company’s non-vested SARs as of September 29, 2007, and changes during 2007, are as follows:

	Shares (in millions)	Fair Value (*)
Non-vested SARs at December 30, 2006	0.1	$13.85
Granted	0.1	10.66
Vested	—	—
Forfeited or expired	—	—
Non-vested SARs at September 29, 2007	0.2	11.43

      (*) Weighted-average

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of September 29, 2007, there was $1.2 million of unrecognized compensation cost related to non-vested SARs.  That cost is expected to be recognized as a charge to earnings over a weighted-average period of 1.9 years.

Restricted Stock Awards

The company granted 17,868 shares of restricted stock to members of the board of directors during the nine months ended September 29, 2007.  All restrictions will lapse upon the recipient’s retirement from the Board, death or a change in control.

14.  Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Weighted-average common shares outstanding	57,682,515	58,184,570	58,002,351	58,197,865
Dilutive effect of stock-based instruments	710,157	596,071	728,811	879,213
Weighted-average common shares outstanding, assuming dilution	58,392,672	58,780,641	58,731,162	59,077,078

The dilutive effect of the potential exercise of outstanding stock-based instruments to purchase common shares is calculated using the treasury stock method.  Options to purchase 641,165 shares and 445,043 shares of Snap-on common stock for the three and nine month periods ended September 29, 2007, and options to purchase 23,000 shares of Snap-on common stock for both the three and nine month periods ended September 30, 2006, were not included in the computations of diluted earnings per share as the exercise price of the options was greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

15.  Comprehensive Income

Total comprehensive income for the three and nine month periods ended September 29, 2007, and September 30, 2006, was as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net earnings	$41.1	$28.2	$123.9	$62.1
Foreign currency translation	44.3	10.4	69.9	48.5
Minimum pension liability	—	(0.3)	—	(0.3)
Change in fair value of derivative instruments, net of tax	—	0.2	0.1	—
Total comprehensive income	$85.4	$38.5	$193.9	$110.3

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

16.  Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded.  Snap-on calculates its reserve requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience.  The following summarizes Snap-on’s product warranty accrual activity for the three and nine month periods ended September 29, 2007, and September 30, 2006:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Warranty reserve:
Beginning of period	$19.0	$18.7	$17.3	$16.8
Additions	4.5	3.1	13.8	12.3
Usage	(3.1)	(4.2)	(10.7)	(11.5)
End of period	$20.4	$17.6	$20.4	$17.6

Snap-on has credit risk exposure for certain SOC-originated contracts for franchisee van loans with recourse provisions to Snap-on. At September 29, 2007, and December 30, 2006, $16.0 million and $16.2 million of loans, with terms ranging from eighteen months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for franchisee van loans with recourse as of September 29, 2007, was not material.

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

The company recorded an after-tax loss of $8.0 million, or $0.14 per diluted share in 2007 related to the sale and results of operations of SES.  For segment reporting purposes, the results of operations of SES were previously included in the Diagnostics & Information Group.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Loss on sale of SES, net of tax	$ N/A	$—	$(9.2)	$—
Income from operations, net of tax	N/A	0.6	1.2	1.5
Discontinued operations, net of tax	N/A	0.6	(8.0)	1.5

Net sales	$ N/A	$4.8	$9.9	$13.7

18. Other Income (Expense)

Other income (expense) — net consists of the following:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Equity earnings in affiliates	$0.6	$—	$2.4	$—
Minority interest	(1.3)	(0.9)	(3.7)	(2.6)
Foreign exchange gain (loss)	0.5	0.1	(0.1)	0.1
Interest income	2.0	1.8	6.2	4.5
Other	0.1	0.3	(0.2)	(1.6)
Total other income (expense) — net	$1.9	$1.3	$4.6	$0.4

19.  Segments

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance.  Snap-on’s reportable business segments include: (i) the Snap-on Tools Group; (ii) the Commercial & Industrial Group; (iii) the Diagnostics & Information Group; and (iv) Financial Services.  The Snap-on Tools Group consists of the business operations serving the worldwide franchise van channel. The Commercial & Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchise distribution channels.  The Diagnostics & Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems, electronic parts catalogs, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services consists of the business operations of Snap-on Credit LLC (“SOC”) and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has franchise operations.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Financial data by segment was as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales:
Snap-on Tools Group	$262.0	$243.9	$834.5	$763.4
Commercial & Industrial Group	327.9	287.0	981.3	874.2
Diagnostics & Information Group	152.0	126.9	481.1	366.1
Segment net sales	741.9	657.8	2,296.9	2,003.7
Intersegment eliminations	(61.2)	(63.1)	(198.6)	(200.0)
Total net sales	$680.7	$594.7	$2,098.3	$1,803.7

Financial services revenue	15.8	11.3	44.0	34.2
Total revenues	$696.5	$606.0	$2,142.3	$1,837.9

Operating earnings:
Snap-on Tools Group *	$24.6	$15.7	$88.6	$22.4
Commercial & Industrial Group	32.7	23.3	93.3	74.0
Diagnostics & Information Group	22.2	15.9	72.1	39.1
Financial Services	5.6	3.0	14.4	8.0
Segment operating earnings *	85.1	57.9	268.4	143.5
Corporate	(12.7)	(12.3)	(39.9)	(39.3)
Operating earnings *	$72.4	$45.6	$228.5	$104.2
Interest expense	(11.6)	(4.5)	(34.6)	(13.6)
Other income (expense) — net	1.9	1.3	4.6	0.4
Earnings from continuing operations *	$62.7	$42.4	$198.5	$91.0

*  Operating results for the nine month period ended September 30, 2006, includes a $38.0 million pretax litigation settlement charge.

(Amounts in millions)	September 29, 2007	December 30, 2006
Assets:
Snap-on Tools Group	$431.6	$413.4
Commercial & Industrial Group	1,083.5	1,020.9
Diagnostics & Information Group	816.4	863.5
Financial Services	167.0	156.5
Total assets from reportable segments	$2,498.5	$2,454.3
Corporate	269.6	233.5
Elimination of intersegment receivables	(42.2)	(33.3)
Total assets	$2,725.9	$2,654.5

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

RESULTS OF OPERATIONS

Highlights of Snap-on’s results of operations for the third quarters of fiscal 2007 and fiscal 2006 are as follows:

	Three Months Ended
(Amounts in millions)	September 29, 2007		September 30, 2006		Increase / (Decrease)
Net sales	$680.7	100.0%	$594.7	100.0%	$86.0	14.5%
Cost of goods sold	379.8	55.8%	336.1	56.5%	43.7	13.0%
Gross profit	300.9	44.2%	258.6	43.5%	42.3	16.4%

Financial services revenue	15.8	100.0%	11.3	100.0%	4.5	39.8%
Financial services expenses	10.2	64.6%	8.3	73.5%	1.9	22.9%
Operating income from financial services	5.6	35.4%	3.0	26.5%	2.6	86.7%

Operating expenses	234.1	34.4%	216.0	36.3%	18.1	8.4%

Operating earnings	72.4	10.4%	45.6	7.5%	26.8	58.8%

Interest expense	11.6	1.7%	4.5	0.7%	7.1	157.8%
Other (income) expense — net	(1.9)	-0.3%	(1.3)	-0.2%	0.6	46.2%
Earnings from continuing operations	62.7	9.0%	42.4	7.0%	20.3	47.9%
Income tax expense	21.6	3.1%	14.8	2.4%	6.8	45.9%
Net earnings from continuing operations	41.1	5.9%	27.6	4.6%	13.5	48.9%

Loss (income) from discontinued operations, net of tax	—	0.0%	(0.6)	-0.1%	(0.6)	-100.0%
Net earnings	$41.1	5.9%	$28.2	4.7%	$12.9	45.7%

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

Net sales in the third quarter of 2007 increased $86.0 million, or 14.5%, from 2006 levels, including $19.3 million from currency translation.  Sales in the Snap-on Tools Group increased $18.1 million, or 7.4%, from 2006 levels, primarily driven by a 5.4% increase in North American franchise sales and by continued strong sales in the company’s international franchise operations.  Sales in the Commercial & Industrial Group increased $40.9 million, or 14.3%, year over year, primarily due to higher industrial sales, increased sales of professional tools and equipment in Europe, and continued strong sales growth in emerging markets.  In the Diagnostics & Information Group, sales increased $25.1 million, or 19.8%, from 2006 levels, largely due to $48.6 million of incremental sales from the November 2006 acquisition of Snap-on Business Solutions (“Business Solutions”) and higher year-over-year sales of diagnostics and information products.  These increases in Diagnostics & Information Group sales were partially offset by lower Original Equipment Manufacturer (“OEM”) facilitation sales, including $22.5 million of lower sales from the wind down of a 2006 facilitation program in Europe.

Gross profit in the third quarter of 2007 was $300.9 million, or 44.2% of net sales, as compared to $258.6 million, or 43.5% of net sales, in 2006.  The $42.3 million improvement in 2007 gross profit primarily reflects benefits from the higher sales, savings from efficiency, productivity and cost reduction (“Rapid Continuous Improvement” or “RCI”) initiatives of $7.0 million, and currency translation of $6.9 million.  These increases were partially offset by $5.7 million of higher year-over-

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

year “last-in, first-out” (“LIFO”) related inventory expenses and $5.2 million of increased production and material costs.

Operating expenses in the third quarter of 2007 were $234.1 million, as compared to $216.0 million in 2006.  The $18.1 million increase includes $16.8 million of operating expenses for Business Solutions, higher volume-related expenses as a result of the increased sales, and $4.9 million of currency translation.  These increases in operating expenses were partially offset by $2.4 million of gains on facility sales, $2.1 million of lower restructuring costs, and $1.7 million of benefits from ongoing efficiency and cost reduction initiatives.  As a percentage of net sales, operating expenses improved 190 basis points (100 basis points equals 1.0 percent) to 34.4% in the third quarter of 2007, as compared to 36.3% in 2006.

Interest expense of $11.6 million in the third quarter of 2007 was up $7.1 million from prior year, primarily due to increased debt levels to finance the Business Solutions acquisition.

Other (income) expense - net was income of $1.9 million in the third quarter of 2007, as compared to income of $1.3 million in 2006.  Other income primarily includes interest income and the recognition of income from equity method investments, net of minority interests.  See Note 18 to the Condensed Consolidated Financial Statements for further information on other (income) expense.

Snap-on’s effective tax rate on income from continuing operations was 34.5% in both the third quarters of 2007 and 2006.   Snap-on expects that its effective tax rate for the remainder of 2007 will approximate 34.5%, as the company does not believe any additional material adjustments will be made related to unrecognized tax benefits for the remainder of the year.  See Note 8 to the Condensed Consolidated Financial Statements for information on income taxes.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Highlights of Snap-on’s results of operations for the first nine months of fiscal 2007 and fiscal 2006 are as follows:

	Nine Months Ended
(Amounts in millions)	September 29, 2007		September 30, 2006		Increase / (Decrease)
Net sales	$2,098.3	100.0%	$1,803.7	100.0%	$294.6	16.3%
Cost of goods sold	1,165.1	55.5%	1,006.6	55.8%	158.5	15.7%
Gross profit	933.2	44.5%	797.1	44.2%	136.1	17.1%

Financial services revenue	44.0	100.0%	34.2	100.0%	9.8	28.7%
Financial services expenses	29.6	67.3%	26.2	76.6%	3.4	13.0%
Operating income from financial services	14.4	32.7%	8.0	23.4%	6.4	80.0%

Operating expenses:
Selling, general and administrative	719.1	34.3%	662.9	36.8%	56.2	8.5%
Litigation settlement	—	0.0%	38.0	2.1%	(38.0)	-100.0%
Total operating expenses	719.1	34.3%	700.9	38.9%	18.2	2.6%

Operating earnings	228.5	10.7%	104.2	5.7%	124.3	119.3%

Interest expense	34.6	1.6%	13.6	0.7%	21.0	154.4%
Other (income) expense — net	(4.6)	-0.2%	(0.4)	0.0%	4.2	NM
Earnings from continuing operations	198.5	9.3%	91.0	5.0%	107.5	118.1%
Income tax expense	66.6	3.1%	30.4	1.7%	36.2	119.1%
Net earnings from continuing operations	131.9	6.2%	60.6	3.3%	71.3	117.7%

Loss (income) from discontinued operations, net of tax	8.0	0.4%	(1.5)	-0.1%	(9.5)	NM
Net earnings	$123.9	5.8%	$62.1	3.4%	$61.8	99.5%

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

Net sales in the first nine months of 2007 increased $294.6 million, or 16.3%, from 2006 levels, including $52.4 million from currency translation.  Sales in the Snap-on Tools Group increased $71.1 million, or 9.3%, from prior-year levels, primarily driven by an 8.2% increase in North American sales and continued strong growth in international sales.    Sales in the Commercial & Industrial Group increased $107.1 million year over year, primarily due to higher sales of professional tools in Europe, increased industrial sales, continued strong sales growth in emerging markets, and higher sales of equipment in Europe.  In the Diagnostics & Information Group, sales were up $115.0 million from 2006 levels, largely due to $147.6 million of incremental sales from the Business Solutions acquisition, partially offset by lower OEM facilitation sales, including $27.5 million of lower sales from the wind down of an OEM facilitation program in Europe, and by lower sales as a result of the outsourcing of certain non-strategic, low-margin diagnostics equipment products previously manufactured and sold to the Snap-on Tools Group.

Gross profit in the first nine months of 2007 was $933.2 million as compared to $797.1 million in 2006.  The $136.1 million improvement in 2007 gross profit primarily reflects benefits from higher sales, $28.0 million of savings from RCI initiatives,

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

and $19.5 million of currency translation.  These increases were partially offset by $15.1 million of increased production and material costs, $11.6 million of higher year-over-year LIFO related inventory expenses, and $7.2 million of higher restructuring costs.  As a percentage of net sales, gross profit in 2007 of 44.5% was up slightly from 2006 levels.

Operating expenses in the first nine months of 2007 were $719.1 million as compared to $700.9 million in 2006. Operating expenses in 2007 include $52.5 million of operating expenses for Business Solutions, $14.2 million of unfavorable currency translation, and higher volume-related expenses.  These increases in year-over-year operating expenses were largely offset by the absence, in 2007, of the $38.0 million franchisee litigation settlement charge recorded in the second quarter of 2006, higher benefits of $9.6 million from ongoing efficiency and cost reduction initiatives, and $5.8 million of lower year-over-year restructuring costs.  As a percentage of net sales, operating expenses of 34.3% were significantly improved from 2006 levels.

Interest expense of $34.6 million in the first nine months of 2007 was up $21.0 million from the prior year, primarily due to increased debt levels to finance the Business Solutions acquisition.

Other (income) expense - net was income of $4.6 million in the first nine months of 2007, as compared to income of $0.4 million in 2006.  Other income in 2007 primarily includes interest income and the recognition of income from equity method investments, net of minority interests.  See Note 18 to the Condensed Consolidated Financial Statements for further information.

Snap-on’s effective tax rate on income from continuing operations was 33.6% for the first nine months of 2007, as compared with 33.4% in the prior year.  The company’s nine month effective tax rate in 2007 was favorably impacted by the resolution of previously unrecognized tax benefits in certain non-U.S. tax jurisdictions.  For 2006, the lower nine month effective tax rate reflects both the mix of U.S. and non-U.S. earnings and the impact of the $38.0 million pretax litigation settlement charge, which was tax effected at the higher U.S. tax rate.  Snap-on expects that its effective tax rate for the remainder of 2007 will approximate 34.5%, as the company does not believe any additional material adjustments will be made related to unrecognized tax benefits for the remainder of the year.

On June 29, 2007, Snap-on sold its Sun Electric Systems (“SES”) business based in the Netherlands for a nominal cash purchase price.  SES’s primary business was the research, development and manufacture of test equipment in Europe for aircraft hydraulics.  SES reported full-year sales of $18.3 million in 2006 and was not a significant subsidiary of Snap-on. Snap-on divested of SES as it deemed SES to be non-core to the company’s ongoing strategies.  The anticipated capital and other resources necessary to be expended in connection with the SES business were not consistent with Snap-on’s growth plans.  Snap-on recorded an $8.0 million net loss ($9.2 million net loss on sale partially offset by $1.2 million of net earnings from operations) from the sale of SES in 2007.  The loss on sale and historical net operating results of SES are included in “Discontinued operations, net of tax” on the accompanying Condensed Consolidated Statements of Earnings.  For segment reporting purposes, the results of operations of SES were previously included in the Diagnostics & Information Group.

Exit and Disposal Activities

During the three and nine month periods ended September 29, 2007, Snap-on recorded costs associated with exit and disposal activities of $1.8 million and $16.5 million.  Of the $1.8 million and $16.5 million of costs incurred during the three and nine month periods ended September 29, 2007, $0.2 million and $6.4 million qualified for accrual treatment.  Costs associated with exit and disposal activities in 2007 primarily related to headcount reductions from (i) the transfer of certain production activities from Sweden to lower-cost regions and emerging markets; (ii) the third quarter 2007 closure of the Johnson City, Tennessee, hand tool facility; (iii) the consolidation of multiple customer call centers in the United States; and (iv) various management realignment actions at other Snap-on facilities.  Accrual usage for these actions of

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

$2.3 million and $8.6 million during the three and nine month periods ended September 29, 2007, primarily reflects severance and related payments for the separation of approximately 238 employees.  While the majority of the exit and disposal accrual will be utilized in 2007, certain facility-related costs will extend beyond 2007 primarily due to longer-term lease obligations.  Snap-on incurred $16.5 million of exit and disposal costs in the first nine months of 2007 and may incur up to $25 million of such costs for full-year 2007.

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

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance.  Snap-on’s reportable business segments include: (i) the Snap-on Tools Group; (ii) the Commercial & Industrial Group; (iii) the Diagnostics & Information Group; and (iv) Financial Services.  The Snap-on Tools Group consists of the business operations serving the worldwide franchise van channel. The Commercial & Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchise distribution channels.  The Diagnostics & Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems, electronic parts catalogs, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services consists of the business operations of Snap-on Credit LLC (“SOC”) and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has franchise operations.

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

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	September 29, 2007		September 30, 2006		Increase / (Decrease)
Segment net sales	$262.0	100.0%	$243.9	100.0%	$18.1	7.4%
Cost of goods sold	147.8	56.4%	136.7	56.0%	11.1	8.1%
Gross profit	114.2	43.6%	107.2	44.0%	7.0	6.5%
Operating expenses	89.6	34.2%	91.5	37.6%	(1.9)	-2.1%
Segment operating earnings	$24.6	9.4%	$15.7	6.4%	$8.9	56.7%

Segment net sales in the third quarter of 2007 increased $18.1 million, or 7.4%, from 2006 levels largely due to a 5.4% increase in North American franchise sales.  Sales in the company’s international franchise operations increased $7.6 million, or 15.4%, year over year primarily due to continued strong sales growth in the United Kingdom and Australia.  Currency translation contributed $4.4 million of the segment’s year-over-year sales increase.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Segment gross profit of $114.2 million in the third quarter of 2007 was up $7.0 million over 2006 levels primarily due to the higher sales and lower costs, including benefits from RCI initiatives of $3.7 million, and $1.9 million of currency translation.  These increases in gross profit were partially offset by $5.3 million of higher year-over-year LIFO related inventory expenses (charges of $2.6 million in 2007 and benefits of $2.7 million in 2006) and $1.9 million of higher production and material costs.  Operating expenses in the third quarter of 2007 declined $1.9 million from prior-year levels primarily due to $1.6 million of lower year-over-year restructuring costs.  As a result of these factors, segment operating earnings in the third quarter of 2007 increased $8.9 million from 2006 levels and, as a percentage of net sales, improved from 6.4% in 2006 to 9.4% in 2007.

	Nine Months Ended
(Amounts in millions)	September 29, 2007		September 30, 2006		Increase / (Decrease)
Segment net sales	$834.5	100.0%	$763.4	100.0%	$71.1	9.3%
Cost of goods sold	470.1	56.3%	422.8	55.4%	47.3	11.2%
Gross profit	364.4	43.7%	340.6	44.6%	23.8	7.0%
Operating expenses
Selling, general and administrative	275.8	33.1%	280.2	36.7%	(4.4)	-1.6%
Litigation settlement	—	0.0%	38.0	5.0%	(38.0)	-100.0%
Total operating expenses	275.8	33.1%	318.2	41.7%	(42.4)	-13.3%
Segment operating earnings	$88.6	10.6%	$22.4	2.9%	$66.2	295.5%

Segment net sales in the first nine months of 2007 increased $71.1 million, or 9.3%, from 2006 levels primarily driven by an 8.2% increase in North American sales, including higher sales from a new mid-tier product offering and the re-launch of the company’s in-house warehouse distribution program, as well as the impacts of lower levels of franchisee turnover and product returns.   Sales in the company’s international franchise operations increased 14.0% year over year, primarily due to continued strong growth in the United Kingdom and Australia.  Currency translation contributed $10.6 million of the segment’s year-over-year sales increase.

Segment gross profit of $364.4 million in the first nine months of 2007 was up $23.8 million over 2006 levels primarily due to the higher sales and lower costs, including benefits from RCI initiatives of $11.8 million, and $4.1 million of currency translation.  These improvements to gross profit were partially offset by $11.2 million of higher year-over-year LIFO related inventory expenses (charges of $5.0 million in 2007 and benefits of $6.2 million in 2006), $6.2 million of higher production and material costs, and $1.2 million of higher restructuring costs.   Operating expenses in the first nine months of 2007 were down $42.4 million from prior-year levels primarily due to the absence, in 2007, of the $38.0 million franchisee litigation settlement charge, lower year-over-year restructuring costs of $3.3 million, and $2.7 million of lower spending in 2007 related to the company’s strategic supply chain and franchise system initiatives.  These decreases in operating expenses were partially offset by $2.3 million of currency translation. As a result of these factors, segment operating earnings in the first nine months of 2007 increased $66.2 million from 2006 levels.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	September 29, 2007		September 30, 2006		Increase / (Decrease)
External net sales	$295.4	90.1%	$254.4	88.6%	$41.0	16.1%
Intersegment net sales	32.5	9.9%	32.6	11.4%	(0.1)	-0.3%
Segment net sales	327.9	100.0%	287.0	100.0%	40.9	14.3%
Cost of goods sold	210.9	64.3%	183.5	63.9%	27.4	14.9%
Gross profit	117.0	35.7%	103.5	36.1%	13.5	13.0%
Operating expenses	84.3	25.7%	80.2	28.0%	4.1	5.1%
Segment operating earnings	$32.7	10.0%	$23.3	8.1%	$9.4	40.3%

Segment net sales in the third quarter of 2007 increased $40.9 million, or 14.3%, from 2006 levels, including $28.8 million of higher sales and $12.1 million of currency translation.  The $28.8 million sales increase primarily reflects higher industrial sales, increased sales of professional tools and equipment in Europe, and continued strong sales growth in emerging markets.

Segment gross profit of $117.0 million in the third quarter of 2007 was up $13.5 million over 2006 levels.  The improvement in gross profit primarily reflects benefits from the higher sales, $4.1 million of currency translation, and $3.3 million of savings from ongoing cost reduction and restructuring activities.  These improvements in gross profit were partially offset by $3.3 million of higher production and material costs.  Operating expenses of $84.3 million were up $4.1 million from 2006 levels, but improved 230 basis points as a percentage of segment sales.  The increase in operating expenses primarily includes $3.2 million of currency translation, higher volume-related expenses, and increased spending to support the expansion of the company’s sales and manufacturing presence in emerging growth markets and lower-cost regions.  These increases in operating expenses were partially offset by a $1.4 million gain on the sale of a facility in Europe and by $0.4 million of savings from cost reduction initiatives.  As a result of these factors, segment operating earnings in the third quarter of 2007 increased $9.4 million from 2006 levels and, as a percentage of net sales, improved from 8.1% in 2006 to 10.0% in 2007.

	Nine Months Ended
(Amounts in millions)	September 29, 2007		September 30, 2006		Increase / (Decrease)
External net sales	$875.3	89.2%	$770.2	88.1%	$105.1	13.6%
Intersegment net sales	106.0	10.8%	104.0	11.9%	2.0	1.9%
Segment net sales	981.3	100.0%	874.2	100.0%	107.1	12.3%
Cost of goods sold	630.3	64.2%	555.1	63.5%	75.2	13.5%
Gross profit	351.0	35.8%	319.1	36.5%	31.9	10.0%
Operating expenses	257.7	26.3%	245.1	28.0%	12.6	5.1%
Segment operating earnings	$93.3	9.5%	$74.0	8.5%	$19.3	26.1%

Segment net sales in the first nine months of 2007 increased $107.1 million, or 12.3%, from 2006 levels, including $71.3 million of higher sales and $35.8 million of currency translation.  The $71.3 million sales increase primarily reflects higher industrial sales, increased sales of professional tools in Europe, continued strong sales growth in emerging markets, and higher sales of equipment in Europe.

Segment gross profit of $351.0 million in the first nine months of 2007 was up $31.9 million over 2006 levels.  The improvement in gross profit primarily reflects benefits from higher sales and pricing, $16.1 million of savings from productivity and efficiency initiatives, and $13.4 million of currency translation.  These increases were partially offset by

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

$8.2 million of increased production and material costs, and $7.3 million of higher restructuring costs primarily related to manufacturing footprint initiatives in Europe.  Operating expenses of $257.7 million were up $12.6 million from 2006 levels, but improved 170 basis points as a percentage of segment sales.  The increase in operating expenses primarily includes $10.1 million of currency translation, higher volume-related expenses, and increased spending to support the expansion of the company’s sales and manufacturing presence in emerging growth markets and lower-cost regions.  These increases in operating expenses were partially offset by $2.0 million of savings from efficiency and cost reduction initiatives.  As a result of these factors, segment operating earnings in the first nine months of 2007 increased $19.3 million from 2006 levels and, as a percentage of net sales, improved from 8.5% in 2006 to 9.5% in 2007.

Diagnostics & Information Group

	Three Months Ended
(Amounts in millions)	September 29, 2007		September 30, 2006		Increase / (Decrease)
External net sales	$123.3	81.1%	$96.4	76.0%	$26.9	27.9%
Intersegment net sales	28.7	18.9%	30.5	24.0%	(1.8)	-5.9%
Segment net sales	152.0	100.0%	126.9	100.0%	25.1	19.8%
Cost of goods sold	82.3	54.1%	79.0	62.3%	3.3	4.2%
Gross profit	69.7	45.9%	47.9	37.7%	21.8	45.5%
Operating expenses	47.5	31.3%	32.0	25.2%	15.5	48.4%
Segment operating earnings	$22.2	14.6%	$15.9	12.5%	$6.3	39.6%

Diagnostics & Information Group segment sales of $152.0 million were up $25.1 million, or 19.8%, from prior year.  Incremental sales of $48.6 million from Business Solutions, and higher year-over-year sales of diagnostics and information products were partially offset by lower OEM facilitation sales, including $22.5 million of lower sales from the wind down of a 2006 facilitation program in Europe.  Currency translation contributed $3.5 million of the year-over-year sales increase.

Segment gross profit of $69.7 million in the third quarter of 2007 increased $21.8 million from 2006 levels primarily due to the higher sales and a more favorable product mix, as well as continued benefits from RCI initiatives.  As a percentage of segment net sales, the gross profit margin of 45.9% was up 820 basis points from 2006 levels.  Operating expenses of $47.5 million were up $15.5 million from 2006 levels primarily due to the inclusion of $16.8 million of operating expenses for Business Solutions, partially offset by $1.8 million of savings from efficiency and productivity initiatives.  As a result of these factors, segment operating earnings in the third quarter of 2007 increased $6.3 million from 2006 levels and, as a percentage of net sales, improved from 12.5% in 2006 to 14.6% in 2007.

	Nine Months Ended
(Amounts in millions)	September 29, 2007		September 30, 2006		Increase / (Decrease)
External net sales	$388.5	80.8%	$270.1	73.8%	$118.4	43.8%
Intersegment net sales	92.6	19.2%	96.0	26.2%	(3.4)	-3.5%
Segment net sales	481.1	100.0%	366.1	100.0%	115.0	31.4%
Cost of goods sold	263.3	54.7%	228.7	62.5%	34.6	15.1%
Gross profit	217.8	45.3%	137.4	37.5%	80.4	58.5%
Operating expenses	145.7	30.3%	98.3	26.8%	47.4	48.2%
Segment operating earnings	$72.1	15.0%	$39.1	10.7%	$33.0	84.4%

Diagnostics & Information Group segment sales of $481.1 million were up $115.0 million from 2006 levels primarily due to $147.6 million of incremental sales from Business Solutions and higher year-over-year sales of diagnostics and information products.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Currency translation contributed $8.0 million to the year-over-year sales increase. These increases were partially offset by lower OEM facilitation sales, including $27.5 million of lower sales from the wind down of an OEM facilitation program in Europe, and by lower sales from the outsourcing of certain non-strategic, low-margin diagnostics equipment products previously manufactured and sold to the Snap-on Tools Group.

Segment gross profit of $217.8 million in the first nine months of 2007 increased $80.4 million from 2006 levels primarily due to the higher sales and a more favorable product mix.  As a percentage of segment net sales, the gross profit margin of 45.3% improved 780 basis points from 2006 levels.  Operating expenses of $145.7 million were up $47.4 million from 2006 levels primarily due to the inclusion of $52.5 million of operating expenses for Business Solutions, partially offset by $4.7 million of savings from efficiency and productivity initiatives.  As a result of these factors, segment operating earnings in the first nine months of 2007 increased $33.0 million from 2006 levels and, as a percentage of net sales, improved from 10.7% in 2006 to 15.0% in 2007.

Financial Services

		Three months Ended
(Amounts in millions)	September 29, 2007		September 30, 2006		Increase / (Decrease)
Financial services revenue	$15.8	100.0%	$11.3	100.0%	$4.5	39.8%
Financial services expenses	10.2	64.6%	8.3	73.5%	1.9	22.9%
Segment operating income	$5.6	35.4%	$3.0	26.5%	$2.6	86.7%

Operating income was $5.6 million on revenue of $15.8 million in the third quarter of 2007, as compared with $3.0 million of operating income on revenue of $11.3 million in 2006.  The increase in operating income primarily reflects the impact of higher customer yields and lower borrowing costs.  Originations of $127.2 million in the third quarter of 2007 were essentially flat with prior-year levels.

		Nine Months Ended
(Amounts in millions)	September 29, 2007		September 30, 2006		Increase / (Decrease)
Financial services revenue	$44.0	100.0%	$34.2	100.0%	$9.8	28.7%
Financial services expenses	29.6	67.3%	26.2	76.6%	3.4	13.0%
Segment operating income	$14.4	32.7%	$8.0	23.4%	$6.4	80.0%

Operating income was $14.4 million on revenue of $44.0 million for the first nine months of 2007, as compared with $8.0 million of operating income on revenue of $34.2 million in 2006.  The increase in operating income primarily reflects the impact of higher customer yields and lower borrowing costs.  Originations of $400.2 million in the first nine months of 2007 were essentially flat with prior-year levels.

Corporate

Snap-on’s general corporate expenses totaled $12.7 million and $12.3 million in the three month periods ended September 29, 2007, and September 30, 2006, and $39.9 million and $39.3 million in the nine month periods ended September 29, 2007, and September 30, 2006.  The year-over-year increase in 2007 expenses was primarily due to higher health care and performance-based incentive costs, partially offset by savings from cost reduction initiatives.

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

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.  Snap-on has been focused on improving asset utilization by making more effective use of its investment in certain working capital items.  As of September 29, 2007, working capital (defined as current assets less current liabilities) of $518.2 million increased from $431.2 million as of December 30, 2006.  The company assesses operating performance and effectiveness relative to those components of working capital, particularly accounts receivable and inventories that are more directly impacted by operational decisions.  The following represents the company’s working capital position as of September 29, 2007, and December 30, 2006.

	September 29,	December 30,
(Amounts in millions)	2007	2006
Cash and cash equivalents	$92.6	$63.4
Accounts receivable — net of allowances	566.9	559.2
Inventories	330.6	323.0
Other current assets	160.5	167.6
Total current assets	1,150.6	1,113.2

Accounts payable	(169.1)	(178.8)
Notes payable and current maturities of long-term debt	(26.5)	(43.6)
Other current liabilities	(436.8)	(459.6)
Total current liabilities	(632.4)	(682.0)

Total working capital	$518.2	$431.2

Accounts receivable at the end of the third quarter of 2007 was $566.9 million, up $7.7 million from year-end 2006 levels. At the end of the third quarter of 2007, days sales outstanding was 72 days, down from 75 days at the end of both the third quarter of 2006 and at December 30, 2006.

Inventories were $330.6 million at the end of the third quarter of 2007, up $7.6 million from year-end 2006 levels.  Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) at September 29, 2007, of 4.6 turns were consistent with year-end 2006, but improved from 4.2 turns as of the end of the third quarter of 2006.  Inventories accounted for using the first-in, first-out (“FIFO”) method as of September 29, 2007, and December 30, 2006, approximated 65% and 62% of total inventories.  All other inventories are

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

accounted for using the last-in, first-out (“LIFO”) cost method.  The company’s LIFO reserve was $83.0 million at September 29, 2007, and $86.7 million at year-end 2006.

Notes payable and long-term debt as of September 29, 2007, was $528.1 million; no commercial paper was outstanding at September 29, 2007.  As of December 30, 2006, notes payable and long-term debt was $549.2 million, including $314.9 million of commercial paper. On January 12, 2007, Snap-on sold $300 million in floating and fixed rate notes consisting of $150 million of floating rate notes that mature in their entirety on January 12, 2010, and $150 million of fixed rate notes that mature in their entirety on January 15, 2017.  Interest on the floating rate notes accrue at a floating rate equal to the three-month London Interbank offer rate plus 0.13% per year; interest is payable quarterly.  Interest on the fixed rate notes accrues at a rate of 5.50% per year; interest is payable semi-annually.  Snap-on used the proceeds from the sale of the notes, net of $1.5 million of transaction costs, to repay commercial paper obligations issued to finance the acquisition of Business Solutions.  On January 12, 2007, the company also terminated the $250 million bridge credit agreement that Snap-on established prior to its acquisition of Business Solutions.

Long-term debt of $501.6 million as of September 29, 2007, includes $200 million of unsecured 6.25% notes, $150 million of unsecured 5.50% notes, $150 million of unsecured floating rate notes, and $1.6 million of other long-term debt.  Current maturities of long-term debt and notes payable to banks under uncommitted lines of credit were $16.5 million at September 29, 2007, and $28.6 million at December 30, 2006.  CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis.  As of September 29, 2007, and December 30, 2006, SOC owed both Snap-on and CIT $4.6 million and $0.1 million each pursuant to this agreement.

On August 10, 2007, Snap-on entered into a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012. This $500 million facility replaces Snap-on’s previous $400 million multi-currency revolving credit facility that was set to terminate on July 27, 2009.  The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00 or a ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), for the preceding four fiscal quarters then ended, of not greater than 3.50 to 1.00. As of September 29, 2007, Snap-on was in compliance with all covenants of this revolving credit facility.

As of September 29, 2007, Snap-on also had $14.5 million of unused available debt capacity under its committed bank lines of credit.  The committed bank lines of credit consist of two $10 million lines of credit that expire on July 29, 2008, and August 31, 2008.  As of September 29, 2007, Snap-on had approximately $514.5 million of unused available debt capacity under the terms of its revolving credit facility and its committed bank lines of credit.

Snap-on maintains sufficient committed lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis.  Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facilities and committed lines of credit.  The company accesses short-term debt markets, predominantly through commercial paper issuances, to fund its short-term requirements and to ensure near-term liquidity.  Near-term liquidity requirements for Snap-on include the funding of its investments in capital expenditures, restructuring activities, payments of dividends, interest, and share repurchases.  Snap-on expects to make contributions to its foreign pension plans in 2007 of $13.0 million; Snap-on is not required to make a contribution to its domestic pension plans in 2007.  Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans.

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.  Cash flow provided from operating activities was $176.9 million in the first nine months of 2007 as compared to $150.9 million in the first nine months of 2006.  Capital expenditures were $43.2 million in the first nine months of 2007 as compared with $31.5 million in the comparable prior-year period.  Capital expenditures in 2007 mainly reflect efficiency and

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

cost-reduction capital investments, including the installation of new production equipment and machine tooling to enhance manufacturing and distribution operations, as well as ongoing replacements of manufacturing and distribution equipment.  In addition, the company continues to invest in computer hardware and software to upgrade internal systems and implement the company’s global enterprise resource planning (ERP) management information system.  Snap-on anticipates full-year 2007 capital expenditures to be in a range of $55 million to $60 million, as compared to $50.5 million in 2006.  Full-year depreciation and amortization expense is anticipated to approximate $70 million in 2007, as compared to $51.9 million in 2006.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable.  During the first nine months of 2007, Snap-on repurchased 1,680,000 shares of common stock for $85.8 million under its previously announced share repurchase programs, as compared to repurchases of 2,066,618 shares of common stock for $83.5 million in the first nine months of 2006.  As of the end of the third quarter of 2007, Snap-on has remaining availability to repurchase up to an additional $123.7 million in common stock pursuant to the Board of Directors’ authorizations.  The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939.  Cash dividends paid totaled $47.4 million in the first nine months of 2007 and $47.7 million in the first nine months of 2006.  The third quarter 2007 dividend was payable September 10, 2007, to shareholders of record on August 20, 2007.  The company expects the Board of Directors to declare the 2007 fourth quarter dividend in November 2007.

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of September 29, 2007.

Outlook

Snap-on expects to continue implementing its strategic and RCI initiatives, including its focus on global growth, product innovation, strengthening the franchise proposition, enhancing customer service, leveraging its brands, and improving manufacturing flexibility and process effectiveness. As a result, Snap-on anticipates continued year-over-year operating and earnings improvement in the fourth quarter of 2007.

Snap-on incurred $16.5 million of exit and disposal costs in the first nine months of 2007 and may incur up to $25 million of such costs (down from the previously communicated $28 million) for full-year 2007 as part of its ongoing efforts to lower its cost structure and improve process effectiveness.  Snap-on anticipates 2007 capital expenditures to be in a range of $55 million to $60 million, and depreciation and amortization expense to approximate $70 million.  As a result of higher debt levels, primarily from the Business Solutions acquisition, Snap-on anticipates incurring approximately $25 million of higher year-over-year interest expense in 2007.  Snap-on expects that its effective tax rate for the fourth quarter of 2007 will approximate 34.5%.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at September 29, 2007, was $0.6 million on interest rate-sensitive financial instruments and $0.2 million on foreign currency-sensitive financial instruments.  The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk: Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay.  Specific credit reviews and standard industry credit scoring models are used in performing this evaluation.  Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate.  In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts for franchisee van loans with recourse provisions to Snap-on.  At September 29, 2007, $16.0 million of loans originated by SOC have a recourse provision to Snap-on if the loans become more than 90 days past due.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 29, 2007.  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 29, 2007 to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

Internal Control Over Financial Reporting:  Snap-on is in the process of developing and implementing an improved enterprise resource planning (ERP) management information system to further enhance the operational capabilities of its businesses.  In 2007, the company has been implementing this system at certain of its North American and European locations.  As a result of, and in connection with, the implementation of the new system and processes, the company modified its internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)). Additional implementations will occur at other worldwide locations over a multi-year period.

There have not been any other changes in internal control over financial reporting that occurred during the quarter ended September 29, 2007, that have materially affected, or are reasonably likely to materially affect, Snap-on’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the third quarter of 2007, all of which were purchased pursuant to Board of Directors’ authorizations.  Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable.  The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that may be Purchased Under the Plans (1)(in millions)
07/01/07 to 07/28/07	—	N/A	—	$144.2 million
07/29/07 to 08/25/07	435,000	$49.27	435,000	$123.0 million
08/26/07 to 09/29/07	—	N/A	—	$123.7 million

Total / Average	435,000	$49.27	435,000	N/A

(1)           Subject to further adjustment pursuant to the 1996 Authorization described below, as of the end of the third quarter of 2007, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board of Directors’ authorizations discussed below is $123.7 million.

•           In its Annual Report on Form 10-K for the fiscal year ended December 28, 1996, the company disclosed that the company’s Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”).  The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock.  Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time.  The 1996 Authorization will expire when terminated by the company’s Board.  When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $52.07, $50.05 and $49.54 per share of common stock as of the end of the 2007 fiscal months ended July 28, August 25 and September 29, respectively.

•                                          By press release dated June 29, 1998, the company announced that the company’s Board authorized the repurchase of an aggregate of $100 million of the company’s common stock (the “1998 Authorization”).  The 1998 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.  The approximate value of shares that may yet be purchased pursuant to the Board authorized repurchase is $66.3 million.

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

SNAP-ON INCORPORATED

Date: October 24, 2007	/s/ Martin M. Ellen
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