Form 10-K
period 2007-12-29
SNAP ON INC
filed 2008-02-19
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates  (excludes 177,133 shares held by directors and executive officers) computed by reference to the price ($50.51) at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007) was: $2.9 billion

The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of February 15, 2008, was 57,690,539 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in Snap-on’s Proxy Statement, which is expected to first be mailed to shareholders on or around March 19, 2008, prepared for the Annual Meeting of Shareholders scheduled for April 24, 2008.

TABLE OF CONTENTS

PART I
Item	1	Business
Item	1A	Risk Factors
Item	1B	Unresolved Staff Comments
Item	2	Properties
Item	3	Legal Proceedings
Item	4	Submission of Matters to a Vote of Security Holders

PART II
Item	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item	6	Selected Financial Data
Item	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item	7A	Quantitative and Qualitative Disclosures About Market Risk
Item	8	Financial Statements and Supplementary Data
Item	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item	9A	Controls and Procedures
Item	9B	Other Information

PART III
Item	10	Directors, Executive Officers of the Registrant and Corporate Governance
Item	11	Executive Compensation
Item	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item	13	Certain Relationships, Related Transactions and Director Independence
Item	14	Principal Accountant Fees and Services

PART IV
Item	15	Exhibits and Financial Statement Schedules

Signatures
Exhibit Index

PART I

Safe Harbor

Statements in this document that are not historical facts, including statements that (i) are in the future tense; (ii) include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on Incorporated (“Snap-on” or “the company”) or its management; (iii) are specifically identified as forward-looking; or (iv) describe Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, as well as those factors discussed in this Annual Report on Form 10-K, particularly  those in “Item 1A: Risk Factors,” could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain efficiencies and savings from its Rapid Continuous Improvement (“RCI”) and cost reduction actions, including its ability to achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and lost revenues.  These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby enhance their sales and profitability, introduce successful new products, successfully integrate acquisitions (including the company’s November 28, 2006, acquisition of Snap-on Business Solutions (formerly ProQuest Business Solutions)), as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, litigation challenges and external negative factors including significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations; and the impact of legal proceedings, energy and raw material supply and pricing (including steel and gasoline), the amount, rate and growth of general and administrative expenses, including health care and postretirement costs, and terrorist disruptions on business.  Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

In addition, investors should be aware that generally accepted accounting principles in the United States of America (“U.S. GAAP”) prescribe when a company should reserve for particular risks, including litigation exposures.  Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results, therefore, may appear to be volatile in certain accounting periods.

Item 1: Business

Snap-on was incorporated under the laws of the state of Wisconsin in 1920 and reincorporated under the laws of the state of Delaware in 1930.  Snap-on is a leading global innovator, manufacturer and marketer of tools, diagnostics, equipment, software and service solutions for professional users.  Products and services include hand and power tools, tool storage, diagnostics software, information and management systems, shop equipment and other solutions for vehicle dealerships and repair centers, as well as customers in industry, government, agriculture, aviation and natural resources.  Snap-on also derives income from various financing programs to facilitate the sales of its products.

Snap-on markets its products and brands through multiple distribution sales channels in more than 130 countries. Snap-on’s largest geographic markets include the United States, Australia, Canada, China, France, Germany, Italy, Japan, the Netherlands, Spain, Sweden and the United Kingdom.  Snap-on also reaches its customers through the company’s franchisee, company-direct, distributor and Internet channels.  Snap-on originated the mobile van tool distribution channel in the automotive repair market.

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance.  Snap-on’s reportable business segments include: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Diagnostics & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchise distribution channels. The Snap-on Tools Group consists of the business operations serving the worldwide franchise van channel.  The Diagnostics & Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems, electronic parts catalogs, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services consists of the business operations of Snap-on Credit LLC (“SOC”), a consolidated, 50%-owned joint venture between Snap-on and The CIT Group, Inc. (“CIT”), and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has franchise operations.  See Note 18 to the Consolidated Financial Statements for information on business segments and foreign operations.

Snap-on evaluates the performance of its reportable segments based on segment revenues and operating earnings. For the Commercial & Industrial, Snap-on Tools, and Diagnostics & Information Groups, segment net sales include both external and intersegment net sales.  Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments.  Identifiable assets by segment are those assets used in the respective reportable segment’s operations.  Intersegment amounts are eliminated to arrive at consolidated financial results.

On November 28, 2006, Snap-on acquired the ProQuest Business Solutions business and certain net assets (collectively, “Snap-on Business Solutions” or “Business Solutions”) from ProQuest Company for an initial purchase price of $516.0 million of cash and the assumption of approximately $19 million of debt.  Subsequent to the November 28, 2006, closing, the cash purchase price increased by $5.7 million to $521.7 million, primarily reflecting a higher level of working capital received by Snap-on at closing.  For segment reporting, Snap-on Business Solutions is included in the Diagnostics & Information Group.

Snap-on Business Solutions is a world leader in automotive parts and service information.  Its products are aimed at assisting original equipment manufacturers (“OEMs”) and their dealers to enhance their service operations.  Business Solutions’ products include integrated software, services and systems that transform complex technical data for parts catalogs into easily accessed electronic information (electronic parts catalogs). Other products and services include warranty management systems and analytics to help dealerships manage and track the complex process of warranty claims management.  Over 35,000 automotive dealerships around the world use Business Solutions’ electronic parts catalogs, which are available in 26 different languages and support 15 automotive manufacturers and 31 brands.  Business Solutions’ products are also sold to over 85,000 dealers in the power equipment and power sports markets. See Note 2 to the Consolidated Financial Statements for further information on the Snap-on Business Solutions acquisition.

Information Available on the Company’s Web Site

Additional information regarding Snap-on and its products is available on the company’s Web site at www.snapon.com.  Snap-on is not including the information contained on its Web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.  Snap-on’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements on Schedule 14A, Current Reports on Form 8-K, and any amendments to those reports, are made available to the public at no charge, other than an investor’s own Internet access charges, through the Investor Information section of the company’s Web site at www.snapon.com/investor.  Snap-on makes such material available on its Web site as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”).  Copies of any materials the company files with the SEC can also be obtained free of charge through the SEC’s Web site at www.sec.gov.  The SEC’s Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling 1-800-732-0330.  In addition, the company’s (i) charters for the Audit, Corporate Governance and Nominating, and Organization and Executive Compensation committees of the company’s Board of Directors; (ii) Corporate Governance Guidelines; and (iii) Code of Business Conduct and Ethics are available on Snap-on’s Web site.  Snap-on will also post any amendments to these documents, or information about any waivers granted to directors or executive officers with respect to the Code of Business Conduct and Ethics, on the company’s Web site at www.snapon.com.  These documents are also available in print upon written request directed to the Corporate Secretary, 2801 80th Street, Kenosha, Wisconsin 53143.

Products and Services

Snap-on offers a broad line of products and complementary services that are grouped into three product categories: (i) tools; (ii) diagnostics and repair information; and (iii) equipment.  Further product line information is not presented as it is not practicable to do so.  The following table shows the consolidated net sales of these product categories for the last three years:

	Net Sales
(Amounts in millions)	2007	2006	2005
Product Category:
Tools	$1,632.2	$1,453.1	$1,387.3
Diagnostics and repair information	647.6	499.5	405.8
Equipment	561.4	502.5	487.9
	$2,841.2	$2,455.1	$2,281.0

The tools product category includes hand tools, power tools and tool storage products. Hand tools include wrenches, screwdrivers, sockets, pliers, ratchets, saws and cutting tools, pruning tools, torque measuring instruments and other similar products. Power tools include pneumatic (air), cordless (battery) and corded (electric) tools such as impact wrenches, ratchets, chisels, drills, sanders, polishers and similar products. Tool storage includes tool chests, roll cabinets and other similar products.  The majority of products are manufactured by Snap-on and, in completing the product line, other items are purchased from external manufacturers.

The diagnostics and repair information product category includes handheld and PC-based diagnostics products, service and repair information products, diagnostic software solutions, electronic parts catalogs, business management systems, point-of-sale systems, integrated systems for vehicle service shops, equipment repair services, OEM purchasing facilitation services, and warranty management systems and analytics to help dealerships manage and track performance.

Snap-on supports the sale of its diagnostics and vehicle service shop equipment by offering training programs as well as after sales support for its customers, primarily focusing on the technologies and the application of specific products developed and marketed by Snap-on.

The equipment product category includes solutions for the diagnosis and service of automotive and industrial equipment. Products include wheel alignment equipment, wheel balancers, tire changers, vehicle lifts, test lane systems, collision repair equipment, air conditioning service equipment, brake service equipment, fluid exchange equipment, transmission troubleshooting equipment, safety testing equipment, battery chargers and hoists.

Products are marketed under a number of brand names and trademarks, many of which are well known in the vehicle service and industrial markets served. Some of the major trade names and trademarks and the products and services with which they are associated include the following:

Names	Products and Services

Snap-on

Hand tools, power tools, tool storage units, diagnostics, certain equipment and related accessories, mobile tool stores, Web sites, electronic parts catalogs, warranty analytics solutions, business management services and OEM facilitation services

Acesa	Hand tools
ATI	Tools and equipment; specialty tools for the aircraft industry
BAHCO	Hand tools
Blackhawk	Collision repair equipment
Blue-Point	Hand tools, power tools, tool storage units, certain equipment and related accessories
Cartec	Safety testing, brake tester, test lane equipment, dynamo-meter, suspension tester, emission tester and other equipment
CDI	Torque measuring instruments
Fish and Hook	Hand tools
Hofmann	Wheel balancers, lifts, tire changers, wheel aligners, brake testers and test lane equipment
Irimo	Hand tools
Irazola	Hand tools
John Bean	Wheel balancers, lifts, tire changers, wheel aligners, brake testers and test lane equipment
Kansas Jack	Collision repair equipment
Lindstrom	Precision hand tools
Mitchell1	Service information, shop management systems and business services
Nexiq	Diagnostic information for fleet and heavy duty equipment
Palmera	Hand tools
Pradines	Garden tools
ShopKey	Repair and service information, shop management systems and business services
Sioux	Power tools
Sun	Diagnostic and service equipment
Williams	Hand tools

In addition to its sales of tool, diagnostic, service and equipment solutions, Snap-on also generates revenue from various financing activities that include (i) loans to franchisees; (ii) loans to the franchisees’ customers; and (iii) loans to Snap-on’s industrial and other customers for the purchase of tools, equipment and diagnostics products on an extended-term payment plan.

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

Vehicle Service and Repair Sector

The vehicle service and repair sector has three main customer groups: (i) professional technicians who purchase tools and equipment for themselves; (ii) vehicle service and repair shop owners and managers - including independent shops, national chains and automotive dealerships - who purchase tools, equipment and diagnostics products for use by multiple technicians within a service or repair facility; and (iii) OEMs.

Snap-on provides innovative tool, equipment and business solutions, as well as technical sales support and training, to meet technicians’ evolving needs. Snap-on’s franchise van distribution system offers technicians the convenience of purchasing quality tools with minimal disruption of their work routine. Snap-on also provides owners and managers of shops, where technicians work, with tools, diagnostics equipment, repair and service information, including electronic parts catalogs, and shop management products. Through its Equipment Solutions (“OEM facilitation”) business, Snap-on provides OEMs with products and services including tools, consulting services and facilitation services.  Snap-on’s facilitation services include product procurement, distribution and administrative support to customers for their dealership equipment programs.

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

Industrial Sector

Snap-on markets its products globally to a broad cross-section of industrial and commercial customers including  maintenance and repair operations; manufacturing and assembly facilities; various government agencies, facilities and operations, including military operations; vocational and technical schools; aerospace and aviation; OEM and repair customers; oil and gas developers; mining operations; energy and power generation equipment fabricators; agriculture; infrastructure construction companies; and other customers that require instrumentation, service tools and/or equipment for their products.

The industrial sector for Snap-on has achieved growth in recent years by providing value-added products and services to an increasingly expanding global base of customers, particularly those in the market segments of natural resources, aerospace, government and education.  Through its experienced and dispersed sales organization, industrial “solutioneers” strive to develop unique and highly valued productivity solutions for customers worldwide that leverage Snap-on’s product, service and development capabilities.

Major challenges in the industrial sector include a highly competitive, cost-conscious environment, and a trend toward customers making many of their tool and equipment purchases through one integrated supplier. Snap-on believes it is a meaningful participant in the market sector for industrial tools and equipment.

Distribution Channels

Snap-on serves customers primarily through the following channels of distribution: the mobile franchise van channel,  company-direct sales, distributors and e-commerce.  The following discussion summarizes Snap-on’s general approach for each channel, and is not intended to be all-inclusive.

Franchisees

In the United States, the majority of sales to the vehicle service and repair sector are conducted through Snap-on’s franchise van distribution system.  Snap-on’s franchisees primarily serve vehicle service technicians and vehicle service shop owners, generally providing weekly contact at the customer’s place of business.  Franchisees’ sales are concentrated in hand and power tools, tool storage units, small diagnostic and shop equipment, and diagnostics and repair information products, which can easily be transported in a van and demonstrated during a brief sales call.  Franchisees purchase Snap-on’s products at a discount from suggested list prices and resell them at prices established by the franchisee. Most U.S. franchisees are provided a list of places of business that serves as the basis of the franchisee’s sales route, although some franchisees have sales areas defined by other methods.

Snap-on also offers a trial franchise option – termed the “Gateway Program” –  to potential U.S. franchisees that do not meet the franchise qualification requirements.  Gateway Program participants have less upfront investment and are provided an initial base level of consigned inventory from Snap-on to assist them in gaining experience and building equity toward the future purchase of a standard franchise. Snap-on also provides certain franchisees the opportunity to add vans to their franchise or to add a limited number of franchises.  Snap-on charges nominal initial and ongoing monthly license fees.  Since 1991, new U.S. franchisees, and a majority of the pre-1991 U.S. franchisees, have been enrolled as franchisees of Snap-on.  At 2007 year end, 3,269 U.S. franchisees (approximately 96%) were enrolled as franchisees, or employed by franchisees, as compared with 3,308 U.S. franchisees (approximately 95%) at year-end 2006.

Snap-on has replicated its U.S. franchise van distribution model in certain other countries including Australia, Canada, Japan, the Netherlands, South Africa and the United Kingdom. In many of these markets, as in the United States, purchase decisions are generally made or influenced by professional vehicle service technicians and shop owners. Snap-on markets products in certain other countries through its subsidiary, Snap-on Tools International LLC, which sells to foreign distributors under license or contract with Snap-on.

Through SOC, financing is available to U.S. franchisees, including financing for van and truck leases, working capital loans, and loans to enable new franchisees to fund the purchase of the franchise.  Internationally, Snap-on offers financing to its franchisees and customer networks through its wholly owned finance subsidiaries.  While Snap-on offers financing to qualified franchisees and their customers through SOC and its wholly owned international finance subsidiaries, the decision to finance through Snap-on or another financing entity is solely at the election of the customer.

Snap-on supports its franchisees with a field organization of regional offices, franchise performance teams, Diagnostic Sales Developers (“DSDs”), service centers and distribution centers.  Snap-on also provides sales and business training, and marketing and product promotion programs, as well as customer and franchisee financing programs through SOC and its wholly owned international finance subsidiaries, all of which are designed to strengthen franchisee sales.  In the United States and Canada, the National Franchise Advisory Council and the Snap-on Tools Canadian Franchise Advisory Council, both of which are composed of franchisees that are elected by franchisees, assist Snap-on in identifying and implementing enhancements to the franchise program.

In the United States, franchisees work closely with the DSDs.  The DSD specialists demonstrate and sell higher-price-point diagnostics and vehicle service shop management information systems.  DSDs work independently and with franchisees to identify and generate sales leads among vehicle service shop owners and managers.  DSDs are Snap-on employees who, beginning in 2008, are compensated through a combination of base salary and commission; a franchisee receives a brokerage fee from certain sales made by the DSDs to the franchisee’s customers.  Most products sold through franchisees and the DSDs are sold under the Snap-on, Blue-Point and Sun brand names.

Company Direct Sales

In the United States, a significant proportion of shop equipment sales under the Sun, John Bean and Blackhawk brands and information products under the Mitchell1 brand are made by a direct sales force that has responsibility for national accounts. As the vehicle service and repair sector consolidates (with more business conducted by national chains, automotive dealerships and franchised service centers), the company believes these larger organizations can be serviced most effectively by sales people who can demonstrate and sell the full line of equipment and diagnostic products and services.  Snap-on also sells these products and services directly to OEMs.

Snap-on brand tools and equipment are marketed to industrial and governmental customers in the United States through both industrial sales representatives, who are employees, and independent industrial distributors. In most markets outside the United States, industrial sales are conducted through independent distributors. The sales representatives focus on industrial customers whose main purchase criteria are quality and service. At the end of 2007, Snap-on had industrial sales representatives in the United States, Australia, Canada, Japan, Mexico, Puerto Rico and some European, Asian, Latin American and Middle Eastern countries, with the United States representing the majority of Snap-on’s total industrial sales.

Business Solutions sells automotive, power equipment and power sports software solutions, both domestically and internationally, through an internal sales force. Products and services are marketed to two targeted groups: OEMs and individual dealerships. To effectively reach the large OEMs in the automotive segment, such as General Motors Corporation, Daimler AG, Ford Motor Company, Chrysler LLC, and Toyota Motor Corporation, Business Solutions has deployed a team of business development professionals in the world’s principal automotive centers in the United States, the United Kingdom, Germany, Italy, France, Spain and Japan.  In the United States and Canada, automotive  products and services are sold directly to individual dealerships using an experienced sales force.  In reaching customers such as John Deere (Deere & Company), JC Bamford Excavators Ltd. (JCB) and Yamaha Corporation of America (Yamaha) in the power equipment and power sports segments, teams are also positioned to support the 90+ brands that Business Solutions distributes to globally.  Business management solutions are sold directly to the automotive OEMs in the United States and throughout Europe, including the United Kingdom.

Distributors

Sales of certain tools and equipment are made through independent vehicle service and industrial distributors who purchase the items from Snap-on and resell them to end users.  Hand tools under the Bahco, Fish and Hook, Pradines and Lindstrom brands and trade names, for example, are sold through distributors in Europe, North and South America, Asia and certain other parts of the world.  Wheel service and other vehicle service equipment are sold through distributors primarily under brands including Hofmann, Kansas Jack, John Bean and Blackhawk. Sun-branded equipment is marketed through distributors in South America and Asia, and through both a direct sales force and distributors in Europe.

E-commerce

Snap-on’s e-commerce development initiatives allow Snap-on to combine the capabilities of the Internet with Snap-on’s existing brand sales and distribution strengths to reach new and under-served customer segments. Snap-on offers current and prospective customers online, around-the-clock access to purchase products through its public Internet Web site at www.snapon.com.  The site features an online catalog containing nearly 14,000 products, including Snap-on hand tools, power tools, tool storage units and diagnostic equipment available to consumers and professionals in the United States, the United Kingdom, Canada and Australia.  At the end of 2007, Snap-on had more than 468,000 registered users, including approximately 38,000 industrial accounts.  E-commerce and certain other system enhancement initiatives are designed to improve productivity and further leverage the one-on-one relationships and service Snap-on has with its current and prospective customers. Through business-to-business and business-to-consumer capabilities, Snap-on and its franchisees are enhancing communications with customers on a real-time, 24-hour, 7-day a week basis.

Competition

Snap-on competes on the basis of its product quality and performance, product line breadth and depth, service, brand awareness and imagery, and technological innovation. While no single company competes with Snap-on across all of its product lines and distribution channels, various companies compete in one or more product categories and/or distribution channels.

Snap-on believes it is a leading manufacturer and distributor of professional tools, diagnostics, equipment and repair solutions, offering the broadest line of these products to the vehicle service industry.  The major competitors selling to professional technicians in the automotive service and repair sector through the mobile van channel include MAC Tools (The Stanley Works), Matco (Danaher Corporation), and Cornwell.  Snap-on also competes with companies that sell tools and equipment to automotive technicians through non-mobile van distributors including Craftsman (Sears Brands LLC), RIDGID and Husky (The Home Depot, Inc.), and Kobalt (Lowes Companies, Inc.), auto parts supply outlets (such as NAPA, AutoZone, Inc. and Pep Boys), and tool supply warehouses/distributorships (such as MEDCO and Integrated Supply Network, Inc. (ISN)).  Within the power tools category, Snap-on’s major competitors include Ingersoll-Rand Co. Limited, The Black & Decker Corp., Makita Corp., Chicago Pneumatic (Atlas Copco), and Milwaukee Electric (Techtronic Industries Co. Ltd.).  In the industrial sector, major competitors include Facom Tools and Proto (The Stanley Works), Armstrong (Danaher Corporation), IRWIN (Newell Rubbermaid, Inc.), Cooper Industries, Ltd., and Westward (W.W. Grainger, Inc.).  The major competitors selling diagnostics and shop equipment and information to shop owners and managers in the vehicle service and repair sector include Corghi S.p.A., Fluke and Hennessy (Danaher Corporation), Robinair and OTC (SPX Corporation), Hunter Engineering, Rotary Lift and Chief Automotive (Dover Corporation), Car-O-Liner AB, Lexcom GmbH, Infomedia Ltd., ALLDATA (AutoZone, Inc.), and the proprietary diagnostic and information systems of OEMs.

Raw Materials and Purchased Product

Snap-on’s supply of raw materials and purchased components are generally and readily available from numerous suppliers.  During 2006 and 2007, Snap-on experienced higher pricing related to certain grades and alloys of steel.  Snap-on has secured an ample supply of both bar and coil steel for the near future to ensure stable supply to meet material demands.  While Snap-on believes that steel prices will continue to remain high for 2008, the company does not anticipate experiencing any significant steel pricing or availability issues in 2008.

Patents, Trademarks and Other Intellectual Property

Snap-on vigorously pursues and relies on patent protection to protect its intellectual property and its position in its markets. As of December 29, 2007, Snap-on and its subsidiaries held over 800 active and pending patents in the United States and over 1,600 active and pending patents outside of the United States.  Sales relating to any single patent did not represent a material portion of Snap-on’s revenues in the last three years.

Examples of products that have features or designs that benefit from patent protection include wheel alignment systems, wheel balancers, tire changers, lifts, test lanes, sealed ratchets, electronic torque instruments, ratcheting screwdrivers, emissions-sensing devices and diagnostic equipment.

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

Snap-on is selectively and strategically licensing the Snap-on brand to carefully selected manufacturing and distribution companies for items such as apparel, work boots and a variety of other goods, in order to further build equity and market presence for the company’s strongest brand.

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

Employees

At the end of January 2008, Snap-on employed approximately 11,600 people compared to approximately 12,400 people at the end of January 2007.  The year-over-year decrease primarily reflects the impacts of restructuring-related and management realignment actions at various Snap-on facilities, as well as the June 2007 sale of a non-strategic business based in the Netherlands.

Approximately 3,100 employees, or 27% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements.  Approximately 1,100 employees are covered under agreements expiring in 2008. In recent years, Snap-on has not experienced any significant work slow-downs, stoppages or other labor disruptions.

The number of covered union employees whose contracts expire within the next five years approximates 1,100 employees in 2008; 500 employees in 2009; 650 employees in 2010; 100 employees in 2011; and zero employees in 2012.

There can be no assurance that future contracts with Snap-on’s unions will be renegotiated upon terms acceptable to Snap-on.

Working Capital

As most of Snap-on’s business is not seasonal and its inventory needs are relatively constant, no unusual working capital needs arise during the year.  Snap-on did not have a significant backlog of orders at December 29, 2007.

Snap-on’s financial condition and use of working capital are discussed herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Neither Snap-on nor any of its segments, except Financial Services, depend on any single customer, small group of customers or government for any material part of its revenues.  As a result of SOC’s relationship with CIT, Snap-on’s Financial Services segment depends on CIT for more than 10% of its revenues.

Item 1A: Risk Factors

In evaluating the company, careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report on Form 10-K, including the Consolidated Financial Statements and the related notes.  Each of these risk factors could adversely affect the company’s business, operating results, cash flows and/or financial condition, as well as adversely affect the value of an investment in the company’s common stock.

The success of Snap-on’s mobile van tool distribution business depends on the success of its franchisees.

Approximately 38% of our 2007 revenues were generated by the Snap-on Tools Group, which consists of Snap-on’s business operations serving the worldwide franchise van channel. Except in limited circumstances, each of our mobile tool vans is operated by a franchisee pursuant to a franchise agreement. Snap-on’s success is dependent on its relationships with franchisees, individually and collectively, as they are the primary sales and service link between the company and vehicle service and repair technicians, who are an important class of end users for Snap-on’s products and services. If our franchisees are not successful, or if we do not maintain an effective relationship with our franchisees, the delivery of products, the collection of receivables and/or our relationship with end users could be adversely affected and thereby negatively impact our financial results.

In addition, if we are unable to maintain effective relationships with franchisees, the company or the franchisees may choose to terminate the relationship, which may result in (i) open routes, in which end-use customers are not provided reliable service; (ii) litigation resulting from termination; and/or (iii) reduced collections or increased write-offs of franchisee receivables owed to Snap-on.  As Snap-on has approximately 4,700 franchisees worldwide and most of these franchise relationships are governed by contract, it is not uncommon for litigation to result from the termination of these relationships.

We may not successfully integrate businesses we acquire, which could have an adverse impact on our results of operations and financial position.

If we pursue future growth through further acquisitions, including participation in joint ventures, this would involve significant risks that could have a material adverse effect on our business, results of operations and financial position.  These risks include:

•                  Loss of the acquired businesses’ customers;

•                  An inability to integrate successfully the acquired businesses’ operations;

•                  Inability to coordinate management and integrate and retain employees of the acquired businesses;

•                  Difficulties in implementing and maintaining consistent standards, controls, procedures, policies and information systems;

•                  Failure to realize anticipated synergies, economies of scale or other anticipated benefits, or to maintain operating margins;

•                  Strain on our personnel, systems and resources, and diversion of attention from other priorities;

•                  Incurrence of additional debt and related interest expense;

•                  The dilutive effect of the issuance of additional equity securities;

•                  Unforeseen or contingent liabilities of the acquired businesses; and

•                  Large write-offs or write-downs, or the impairment of goodwill or other intangible assets.

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

In association with initiatives to better integrate business units, rationalize operating footprint and improve responsiveness to franchisees and customers, Snap-on is replacing and enhancing its existing global Enterprise Resource Planning (ERP) management information system.  The integration, implementation and deployment of new information technology processes and a common information infrastructure, which began in 2006, is occurring over a multi-year period.  We could experience disruptions in our business as we implement the system enhancements, which could have an adverse effect on our business and results of operations.

The recognition of impairment charges on goodwill or other intangible assets would adversely impact future financial position and results of operations.

We are required to perform impairment tests on our goodwill and other intangibles annually or at any time when events occur, which could impact the value of our business segments. Our determination of whether impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes could require a provision for impairment in a future period that could substantially affect our reported earnings and reduce our consolidated net worth and shareholders’ equity.

The steps taken to restructure operations, rationalize operating footprint, lower operating expenses, and achieve greater efficiencies in the supply chain could disrupt business.

We have taken steps in the past, and expect to take additional steps in 2008, intended to improve customer service and to drive further efficiencies and reduce costs, some of which could be disruptive to our business.  These actions, collectively across our operating groups, are focused on the following:

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

•                  Continue to implement RCI activities throughout the organization to drive further efficiencies and reduce costs;

•                  Continue to invest in developing and marketing new, innovative, higher-value-added products and advanced technologies; and

•                  Extend Snap-on’s products and services into additional and/or adjacent markets or to new customers.

Specific initiatives in each of these areas are underway.  Snap-on believes that by executing on these focus areas, along with a continued commitment to new innovative products and RCI to drive higher levels of productivity and lower costs, the company and its franchisees will realize stronger growth and profitability.  However, failure to succeed in the implementation of any or all of these actions could result in an inability to achieve our financial goals and could be disruptive to the business.

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

An integral component of Snap-on’s business and profitability is its ability to offer financing alternatives to end-user customers and franchisees which, for its domestic financing operations, are managed through a joint venture with CIT.  Historically, CIT has been the exclusive purchaser of the credit and installment financing arranged by SOC.  A deterioration of the relationship between the joint venture partners, or if the joint venture should be unexpectedly dissolved, could have an adverse impact on Snap-on’s results of operations and ability to provide financing to end-user customers and franchisees in the United States.  Adverse fluctuations in interest rates and/or the ability to provide competitive financing programs could also have an adverse impact on Snap-on’s revenue and profitability.

The global tool, equipment, and diagnostics and repair industry is competitive.

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

Economic conditions and world events could affect our operating results.

We, our franchisees and our customers, may be adversely affected by an economic downturn such as changes in consumer and investor confidence, volatile corporate profits, and reduced business and consumer spending.  We, our franchisees and customers, and the economy as a whole, also may be affected by future world events such as acts of terrorism, developments in the war on terrorism, conflicts in the Middle East and other international situations, and by natural disasters.  These factors may affect our results of operations by reducing our sales, margins and/or net income as a result of a slowdown in customer orders or order cancellations.  In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions abroad. Unstable political, social and economic conditions may make it difficult for our franchisees, customers, suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition, results of operations and cash flow could be negatively affected.

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

We use various energy sources to transport, produce and distribute products, and some of our products have components that are petroleum based.  Petroleum and energy prices have recently been volatile and have generally increased; further volatility and increases may be caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, world events, and changes in governmental programs.  Price increases raise both our operating costs and the costs of our materials, and we may not be able to increase our prices enough to offset these costs.  Higher prices also may reduce the level of future customer orders and our profitability.

Our operations expose us to the risk of environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations and reputation.

Certain of our operations are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of hazardous wastes. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations.  Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices.  We cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our financial condition and results of operations.

Foreign operations are subject to currency exchange, political and other risks that could adversely affect results of operations.

Approximately 43% of our revenues in 2007 were generated outside of the United States.  Future growth rates and success of our business depends in large part on continued growth in our non-U.S. operations, including growth in emerging markets. Numerous risks and uncertainties affect our non-U.S. operations. These risks and uncertainties include political, economic and social instability, including acts of war, civil disturbance or acts of terrorism, local labor conditions, changes in government policies and regulations, including imposition or increases in withholding and other taxes on remittances and other payments by international subsidiaries, transportation delays or interruptions and difficulties in enforcement of contract and intellectual property rights. We are also affected by changes in foreign currency exchange rates, inflation rates and interest rates. Additionally, cash generated in non-U.S. jurisdictions may be difficult to repatriate to the United States in a tax-efficient manner.  Our foreign operations are also subject to other risks and challenges, such as the need to staff and manage diverse workforces, respond to the needs of multiple national and international marketplaces, and differing business climates and cultures in various countries.

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

Snap-on’s success depends, in part, on the efforts and abilities of its senior management team and other key employees. Their skills, experience and industry contacts significantly benefit our operations and administration.  The failure to attract and retain members of our senior management team and other key employees could have a negative effect on our operating results.  In addition, transitions of important responsibilities to new individuals inherently include the possibility of disruptions to our business and operations, which could negatively affect our operating results and financial position.

Failure to achieve expected investment returns on pension plan assets, as well as changes in interest rates, could adversely impact our results of operations, financial position and cash flow.

Snap-on sponsors various pension benefit plans. The assets of the pension plans are broadly diversified in an attempt to mitigate the risk of a large loss.  The assets are invested in equity securities, fixed income securities, real estate and other real assets, other alternative investments and cash.  Required funding for the company’s defined benefit pension plans is determined in accordance with guidelines set forth in the federal Employee Retirement Income Security Act (ERISA). Additional contributions to enhance the funded status of the pension plans can be made at the company’s discretion. However, there can be no assurance that the value of the pension plan assets, or the investment returns on those plan assets, will be sufficient to meet the future benefit obligations of such plans.  In addition, during periods of adverse investment market conditions and declining interest rates, the company may be required to make additional cash contributions to the plans that would reduce our financial flexibility.

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

The company’s defined benefit pension expense is calculated by netting five factors: (i) service cost; (ii) interest on projected benefit obligations; (iii) the expected return on plan assets; (iv) the amortization of prior service costs; and (v) the effects of actuarial gains and losses.  The accounting for pensions involves the estimation of a number of factors that are highly uncertain.  Certain factors, such as the interest cost and the expected return on plan assets, are impacted by changes in market interest rates and the value of plan assets.  A significant decrease in market interest rates and a decrease in the fair value of plan assets would increase net pension expense and may adversely affect the company’s future results of operations.  See Note 11 to the Consolidated Financial Statements for further information on the company’s pension benefit plans.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Snap-on maintains leased and owned manufacturing, warehouse, distribution and office facilities throughout the world. Snap-on believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand.  Snap-on’s facilities in the United States occupy approximately 3.6 million square feet, of which 67% is owned, including its corporate and general office facility located in Kenosha, Wisconsin.  Snap-on’s facilities outside the United States occupy approximately 3.5 million square feet, of which approximately 63% is owned.  Certain Snap-on facilities are leased through operating lease agreements.  See Note 15 to the Consolidated Financial Statements for information on the company’s operating and capital leases.  Snap-on management continually monitors the company’s capacity needs and makes adjustments as dictated by market and other conditions.

The following table provides information about each of Snap-on’s principal manufacturing locations and distribution centers (exceeding 50,000 square feet) as of December 29, 2007:

Location	Type of Property	Owned/Leased	Segment*
U.S. Locations:
Elkmont, Alabama	Manufacturing	Owned	SOT
Conway, Arkansas	Manufacturing	Leased	C&I
City of Industry, California	Manufacturing	Leased	C&I
Escondido, California	Manufacturing	Leased	C&I
San Jose, California	Manufacturing	Leased	D&I
Columbus, Georgia	Distribution	Owned	C&I
Crystal Lake, Illinois	Distribution	Owned and Leased	SOT
Algona, Iowa	Manufacturing	Owned	SOT
Olive Branch, Mississippi	Distribution	Owned	SOT
Carson City, Nevada	Distribution	Owned and Leased	SOT
Murphy, North Carolina	Manufacturing and distribution	Owned	C&I
Robesonia, Pennsylvania	Distribution	Owned	SOT
Elizabethton, Tennessee	Manufacturing	Owned	SOT
Kenosha, Wisconsin	Distribution and corporate	Owned	SOT, C&I, D&I
Milwaukee, Wisconsin	Manufacturing	Owned	SOT

Non-U.S. Locations:
Santo Tome, Argentina	Manufacturing	Owned	C&I
Minsk, Belarus	Manufacturing	Leased	C&I
Santa Barbara D’oeste, Brazil	Manufacturing and distribution	Owned	C&I
Mississauga, Canada	Manufacturing	Leased	C&I
Newmarket, Canada	Manufacturing and distribution	Owned	SOT
Kunshan, China	Manufacturing	Owned	C&I
Kettering, England	Distribution	Owned	SOT and C&I
Rotherham, England	Manufacturing	Leased	C&I
Bourges, France	Manufacturing and distribution	Leased	C&I
Unterneukirchen, Germany	Manufacturing	Leased	C&I
Sopron, Hungary	Manufacturing	Owned	C&I
Correggio, Italy	Manufacturing	Owned	C&I
Tokyo, Japan	Distribution	Leased	SOT
Helmond, the Netherlands	Distribution	Owned	C&I
Vila do Conde, Portugal	Manufacturing	Owned	C&I
Irun, Spain	Manufacturing	Owned	C&I
Vitoria, Spain	Manufacturing and distribution	Owned	C&I
Bollnäs, Sweden	Manufacturing	Owned	C&I
Edsbyn, Sweden	Manufacturing	Owned	C&I
Sandviken, Sweden	Distribution	Leased	C&I

* Segment abbreviations:

C&I — Commercial & Industrial Group
SOT — Snap-on Tools Group
D&I — Diagnostics & Information Group

In 2007, the company sold its former manufacturing facilities located in (i) Enköping, Sweden; (ii) Lidköping, Sweden; and (iii) Mt. Carmel, Illinois; the company also sold its former corporate office located in Pleasant Prairie, Wisconsin.  The Johnson City, Tennessee, manufacturing facility was closed in 2007 and is currently for sale.

Item 3: Legal Proceedings

See Note 15 to the Consolidated Financial Statements for information on legal proceedings.

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business.  Although it is not possible to predict the outcome of these legal matters, management believes that the results will not have a material impact on Snap-on’s consolidated financial position or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 29, 2007.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At December 29, 2007, Snap-on had 57,429,139 shares of common stock outstanding.  Snap-on’s stock is listed on the New York Stock Exchange under the ticker symbol “SNA.”  As of February 15, 2008, there were 7,194 registered holders of Snap-on common stock.

Snap-on’s common stock high and low prices, as of the close of trading, for the last two fiscal years by quarter were as follows:

	Common Stock High/Low Prices
	2007		2006
Quarter	High	Low	High	Low
First	$51.51	$46.85	$40.13	$37.39
Second	56.20	47.54	41.99	37.43
Third	55.61	46.09	44.63	36.39
Fourth	50.68	44.59	48.31	44.80

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939.  On November 1, 2007, Snap-on announced that its Board of Directors (“Board”) approved a $0.03 per share, or 11.1%, increase in the quarterly dividend to $0.30 per share.  Quarterly dividends declared in 2007 were $0.30 in the fourth quarter and $0.27 in the first three quarters ($1.11 per share for the year).  Quarterly dividends declared were $0.27 ($1.08 per share for the year) in 2006 and $0.25 per share ($1.00 per share for the year) in 2005.  Cash dividends paid in 2007, 2006 and 2005 totaled $64.8 million, $63.6 million and $57.8 million, respectively.  Snap-on’s Board monitors and evaluates the company’s dividend practice quarterly and the Board may elect to increase, decrease or not pay a dividend on Snap-on common stock based upon the company’s financial condition, results of operations, cash requirements and future prospects of Snap-on and other factors deemed relevant by the Board.

See Note 13 to the Consolidated Financial Statements for information on securities authorized for issuance under equity compensation plans.

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the fourth quarter of fiscal 2007, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced.  Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable.  The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May be Purchased Under the Plans*
9/30/07 to 10/27/07	—	N/A	—	$124.1 million
10/28/07 to 11/24/07	180,000	$48.18	180,000	$116.3 million
11/25/07 to 12/29/07	—	N/A	—	$116.8 million

Total/Average	180,000	$48.18	180,000	N/A

*Subject to further adjustment pursuant to the 1996 Authorization described below, as of December 29, 2007, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board authorizations discussed below is $116.8 million.

•      In its Annual Report on Form 10-K for the fiscal year ended December 28, 1996, Snap-on disclosed that the company’s Board authorized the company to repurchase shares of its common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”).  The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock.  Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time.  The 1996 Authorization will expire when terminated by the company’s Board.  When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $49.97, $47.07 and $48.13 per share of common stock as of the end of the fiscal 2007 months ended October 27, November 24 and December 29, respectively.

•      On June 29, 1998, the company announced that its Board authorized the repurchase of an aggregate of $100 million of the company’s common stock (“the 1998 Authorization”).  The 1998 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

•      On February 3, 1999, the company announced that its Board authorized the repurchase of an aggregate of $50 million of the company’s common stock (“the 1999 Authorization”).  The 1999 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

During 2007, the company repurchased 1,860,000 shares of common stock at an average purchase price of $50.77 per share.

Five-year Stock Performance Graph

The graph below illustrates the cumulative total shareholder return on Snap-on Common Stock since 2002, assuming that dividends were reinvested.  The graph compares Snap-on’s performance to that of the Standard & Poor’s 500 Stock Index (“S&P 500”) and a Peer Group.

Snap-on Incorporated Total Shareholder Return (1)

Fiscal Year Ended (2)	Snap-on Incorporated	Peer Group (3)	S&P 500
December 31, 2002	$100.00	$100.00	$100.00
December 31, 2003	118.80	126.16	128.68
December 31, 2004	130.66	152.42	142.69
December 31, 2005	146.97	157.97	149.70
December 31, 2006	191.27	185.10	173.34
December 31, 2007	198.05	216.19	182.87

(1) Assumes $100 was invested on December 31, 2002, and that dividends were reinvested quarterly.

(2) The company’s fiscal year ends on the Saturday closest to December 31 of each year; the fiscal year end is assumed to be December 31 for ease of calculation.

(3) The Peer Group includes: The Black & Decker Corporation, Cooper Industries, Ltd., Danaher Corporation, Emerson Electric Co., Fortune Brands,  Inc., Genuine Parts Company, Newell Rubbermaid Inc., Pentair, Inc., SPX Corporation, The Stanley Works and W.W. Grainger, Inc.

Item 6: Selected Financial Data

The selected financial data presented below has been derived from, and should be read in conjunction with, the respective historical consolidated financial statements of the company, including the notes thereto, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Five-year Data
(Amounts in millions, except per share data)	2007	2006	2005	2004	2003
Results of Operations
Net sales	$2,841.2	$2,455.1	$2,281.0	$2,311.6	$2,218.9
Gross profit	1,266.6	1,079.8	1,011.2	1,003.2	960.5
Financial services revenue	63.0	49.0	53.6	78.1	—
Financial services expenses	40.6	36.0	37.9	44.0	—
Operating expenses	964.2	930.0	863.5	897.1	854.6
Operating earnings	324.8	162.8	163.4	140.2	149.7
Interest expense	46.1	20.6	21.7	23.0	24.4
Earnings before income taxes, minority interests and equity earnings (loss)	284.2	147.5	144.8	120.9	119.3
Income tax expense	92.5	45.9	55.2	38.7	38.0
Earnings before minority interests and equity earnings (loss)	191.7	101.6	89.6	82.2	81.3
Minority interests and equity earnings (loss), net of tax	(2.5)	(3.7)	(1.4)	(2.7)	(3.1)
Net earnings from continuing operations	189.2	97.9	88.2	79.5	78.2
Income (loss) from discontinued operations, net of tax	(8.0)	2.2	4.7	2.2	0.5
Net earnings	181.2	100.1	92.9	81.7	78.7

Financial Position
Cash and cash equivalents	$93.0	$63.4	$170.4	$150.0	$96.1
Accounts receivable current - net	586.9	559.2	485.9	542.0	546.8
Inventories	322.4	323.0	283.2	341.9	351.1
Current assets	1,187.4	1,113.2	1,072.9	1,192.6	1,131.7
Property and equipment - net	304.8	297.1	295.5	313.6	328.6
Total assets	2,765.1	2,654.5	2,008.4	2,290.1	2,138.5
Accounts payable	171.6	178.8	135.4	194.9	189.7
Current liabilities	639.2	682.0	506.1	674.2	567.2
Long-term debt	502.0	505.6	201.7	203.2	303.0
Total debt	517.9	549.2	226.5	331.0	333.2
Total shareholders’ equity	1,280.1	1,076.3	962.2	1,110.7	1,010.9
Working capital	548.2	431.2	566.8	518.4	564.5

Common Share Summary
Average shares outstanding - diluted	58.6	59.2	58.4	58.3	58.4
Earnings per share, continuing operations:
Basic	$3.27	$1.68	$1.53	$1.37	$1.34
Diluted	3.23	1.65	1.51	1.36	1.34
Net earnings per share:
Basic	3.13	1.72	1.61	1.41	1.35
Diluted	3.09	1.69	1.59	1.40	1.35
Cash dividends paid per share	1.11	1.08	1.00	1.00	1.00
Shareholders’ equity per basic share	22.11	18.46	16.65	19.20	17.37
Fiscal year-end per share price	48.13	47.64	37.56	34.36	31.80

•      Certain prior-year amounts have been reclassified to conform to the 2007 income statement presentation.  See Note 1 to the Consolidated Financial Statements for information regarding the 2007 income statement presentation.

•      Results of operations for all years presented have been restated to reflect the June 29, 2007, sale of the Sun Electric Systems (“SES”) business based in the Netherlands as discontinued operations.  Snap-on recorded an $8.0 million net loss from the sale of SES in 2007.  See Note 16 to the Consolidated Financial Statements for information on the sale of SES.

•      Operating expenses and operating earnings in 2006 include a $38.0 million pretax charge ($23.4 million after tax or $0.40 per diluted share) to settle certain legal matters related to certain then current and former franchisees.  Results in 2006 also include the impact of the company’s acquisition of Snap-on Business Solutions for the approximate five-week period from November 28, 2006, to year end.

•      Total shareholders’ equity of $1,076.3 million at year-end 2006 includes an $89.0 million reduction from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  See Note 1 to the Consolidated Financial Statements for information on the adoption of SFAS No. 158.

•      In conjunction with the consolidation of Snap-on Credit LLC (“SOC”) at the beginning of 2004, Financial services revenue consists of SOC’s sales of originated contracts and service fee income, as well as installment contract revenue and franchisee loan receivable revenue derived from SOC and Snap-on’s wholly owned international finance operations.  Snap-on began consolidating SOC in fiscal 2004 as a result of the adoption of Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities (an interpretation of ARB No. 51).”  As Snap-on consolidated SOC on a prospective basis, previously issued financial statements were not restated.  Prior to fiscal 2004, Snap-on accounted for SOC using the equity method.  See Note 1 to the Consolidated Financial Statements for further information on SOC.

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

In 2007 Snap-on continued to implement strategic initiatives intended to create long-term value for company shareholders, associates, franchisees and other distributor partners across all of its business segments and channels.   During the year, Snap-on believes it made measurable progress on many fronts.

Net sales grew 15.7% year over year, with sales increases in each segment.  Operating earnings of $324.8 million in 2007 nearly doubled from $162.8 million in 2006.   Higher sales, increased income from financial services, and improved operating expense margins from ongoing efficiency, productivity and cost reduction (collectively “Rapid Continuous Improvement” or “RCI”) initiatives, along with the absence of the 2006 franchisee litigation settlement cost, all contributed to the significant year-over-year earnings improvement.

Our strategic priorities and plans for 2008 will continue to build on the improvement initiatives underway to achieve sustainable, profitable growth through increased sales and lower costs.

In the Commercial & Industrial Group, higher sales, including growth in emerging markets, combined with expense control and savings from restructuring initiatives to deliver continued improvements in operating performance.  Segment net sales in 2007 were up 13.3% and operating earnings were up 23.8%.

Benefits from ongoing cost reduction and RCI initiatives, including increased production and sourcing of materials from lower-cost regions and facilities, were major contributors to the year-over-year earnings improvement.  As a result of continued sales growth, improved levels of customer service, and savings from RCI and restructuring activities, operating earnings increased to $131.5 million in 2007.

The Commercial & Industrial Group expects to continue to build on the following strategic priorities in 2008:

•                  Continue to invest in emerging market growth initiatives, such as China, India and Eastern Europe;

•                  Increase market share in key industrial market segments by reaching new customers, building business with existing customers and continually improving order fill rates;

•                  Continued innovation in productivity-enhancing products that utilize increasingly advanced technology;

•                  Continue to pursue key, large customers that offer long-term growth potential; and

•                  Continue to rationalize the operating footprint and shift manufacturing activities to lower-cost regions.

In the Snap-on Tools Group, considerable progress on fundamental, strategic initiatives strengthened company operating and financial performance, as well as franchisee performance and satisfaction.

Higher sales of a mid-tier brand of tools and equipment (Blue Point), a re-launch of the company’s warehouse distribution program, and a more focused promotional program all contributed to the 8.1% sales growth in 2007.  Supply chain improvements and an ongoing transition to a market-demand-based replenishment system continued to improve complete and on-time delivery of a broad assortment of products.  Operating earnings of $125.1 million in 2007 improved significantly from prior-year levels, primarily due to contributions from the higher sales and benefits from ongoing cost reduction and RCI initiatives, as well as the absence of the $38.0 million franchisee litigation settlement charge in 2006.

The Snap-on Tools Group expects to continue to build on the progress made in enhancing the franchise proposition and delivering customer productivity solutions, with specific initiatives in 2008 focused on the following:

•                  Continue to improve franchisee profitability and satisfaction;

•                  Improve service to existing customers;

•                  Introduce programs to capture un-served customers;

•                  Continued new product innovation and development;

•                  Continually improve the supply chain through investments in manufacturing and use of RCI; and

•                  Integrate customer driven, pull-marketing initiatives.

By executing in these areas, Snap-on believes the company and its franchisees will continue to serve more customers better and more profitably.

In the Diagnostics & Information Group, significant progress was realized across many facets of the business in 2007.  Segment sales increased 28.5% to over $650 million, despite lower original equipment manufacturers (“OEM”) facilitation sales, due primarily to the wind down of a major facilitation program in Europe, and the outsourcing of certain non-strategic, low-margin products previously manufactured for the Snap-on Tools Group.

The integration of the Snap-on Business Solutions (“Business Solutions”) acquisition, which was acquired November 28, 2006, provided an opportunity to successfully build closer relationships with key OEM customers and strengthen Snap-on’s position as a provider of productivity solutions.   New product and program offerings, coupled with a renewed focus and dedication to customer delivery, were rewarded with solid sales growth.   Integrating Snap-on’s RCI initiatives also drove improved operating cost leverage.

The diagnostics equipment and software business, as well as the shop management business, grew through the development and launch of new hardware and software products targeted at a broader and growing customer base.  Focus on RCI initiatives also achieved strong cost reduction and improved inventory turns.

The Diagnostics & Information Group expects to build on the following strategic priorities in 2008:

•                  Continued growth in the base business and emerging markets;

•                  Further leveraging of customer relationships and product and service offerings; and

•                  Continued innovation in new products and services.

Financial Services revenue increased 28.6% to $63.0 million, and operating income of $22.4 million increased 72.3% from the prior year.  Originations in 2007 were flat with prior-year levels.

Cash Flows

Snap-on delivered continued increased cash flow from operations of $231.1 million in 2007, up from $203.4 million in the prior year.  Snap-on used available cash in 2007 to repurchase over 1.8 million shares of Snap-on common stock for $94.4 million, pay dividends totaling $64.8 million, and pay down debt of $36.6 million.  Capital expenditures in 2007 of $61.9 million reflect higher levels of efficiency and cost-reduction capital investments and higher levels of spending to support strategic supply chain and other growth initiatives, including the expansion of the company’s manufacturing capabilities in lower-cost regions and emerging markets.  Cash at year-end 2007 of $93.0 million was up from $63.4 million at year-end 2006.  In 2006, the company used available cash to fund, in part, the purchase of the Business Solutions acquisition, pay dividends totaling $63.6 million, repurchase over 2.6 million shares of Snap-on common stock for $109.8 million, and invest $50.5 million in capital expenditures.

Results of Operations

Fiscal 2007 vs. Fiscal 2006

Highlights of Snap-on’s results of operations for the fiscal years ended December 29, 2007, and December 30, 2006, are as follows:

(Amounts in millions)	2007		2006		Change
Net sales	$2,841.2	100.0%	$2,455.1	100.0%	$386.1	15.7%
Cost of goods sold	(1,574.6)	-55.4%	(1,375.3)	-56.0%	(199.3)	-14.5%
Gross profit	1,266.6	44.6%	1,079.8	44.0%	186.8	17.3%
Financial services revenue	63.0	100.0%	49.0	100.0%	14.0	28.6%
Financial services expenses	(40.6)	-64.4%	(36.0)	-73.5%	(4.6)	-12.8%
Operating income from financial services	22.4	35.6%	13.0	26.5%	9.4	72.3%
Operating expenses:
Selling, general and administrative	(964.2)	-33.9%	(892.0)	-36.3%	(72.2)	-8.1%
Litigation settlement	—	—	(38.0)	-1.6%	38.0	NM
Total operating expenses	(964.2)	-33.9%	(930.0)	-37.9%	(34.2)	-3.7%
Operating earnings	324.8	11.2%	162.8	6.5%	162.0	99.5%
Interest expense	(46.1)	-1.6%	(20.6)	-0.8%	(25.5)	-123.8%
Other income (expense) - net	5.5	0.2%	5.3	0.2%	0.2	3.8%
Earnings before income taxes, minority interests and equity earnings (loss)	284.2	9.8%	147.5	5.9%	136.7	92.7%
Income tax expense	(92.5)	-3.2%	(45.9)	-1.8%	(46.6)	-101.5%
Earnings before minority interests and equity earnings (loss)	191.7	6.6%	101.6	4.1%	90.1	88.7%
Minority interests and equity earnings (loss), net of tax	(2.5)	-0.1%	(3.7)	-0.2%	1.2	32.4%
Net earnings from continuing operations	189.2	6.5%	97.9	3.9%	91.3	93.3%
Income (loss) from discontinued operations, net of tax	(8.0)	-0.3%	2.2	0.1%	(10.2)	NM
Net earnings	$181.2	6.2%	$100.1	4.0%	$81.1	81.0%

NM:  Not meaningful

Note:  Certain 2006 amounts have been reclassified to conform to the 2007 income statement presentation.  See Note 1 to the Consolidated Financial Statements for information on the 2007 income statement presentation.

Percentage Disclosure:  Cost of goods sold, Gross profit and Operating expense percentages are calculated as a percentage of Net sales.  Financial services expenses and Operating income from financial services percentages are calculated as a percentage of Financial services revenue.  All other income statement line item percentages are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales in 2007 increased $386.1 million, or 15.7%, from 2006 levels, including $84.0 million from currency translation.  Sales in the Commercial & Industrial Group increased $158.6 million, or 13.3%, year over year, primarily due to higher sales of professional tools and equipment in Europe, increased industrial sales, and continued strong sales growth in emerging markets.  Sales in the Snap-on Tools Group increased $82.7 million, or 8.1%, from prior-year levels, primarily driven by a 6.3% increase in North American sales and continued strong growth in international sales.  In the Diagnostics & Information Group, sales were up $144.4 million, or 28.5%, from 2006 levels, primarily due to sales from the November 28, 2006, acquisition of Business Solutions, partially offset by lower sales due to the wind down of an OEM facilitation program in Europe, and by lower sales as a result of outsourcing certain products previously manufactured and sold to the Snap-on Tools Group.

Gross profit in 2007 was $1,266.6 million, as compared to $1,079.8 million in 2006.  The $186.8 million improvement in 2007 gross profit primarily reflects benefits from the higher sales, $40.6 million of savings from ongoing RCI initiatives, and $30.9 million of currency translation. These increases were partially offset by $22.5 million of increased production and material costs, and $6.6 million of higher year-over-year restructuring costs. As a percentage of net sales, gross profit improved from 44.0% in 2006 to 44.6% in 2007.

Operating expenses in 2007 were $964.2 million, as compared to $930.0 million in 2006. The $34.2 million increase in operating expenses includes $62.1 million of higher year-over-year operating expenses for Business Solutions (twelve months of operating expense in 2007 versus approximately five weeks of post-acquisition operating expense in 2006), $22.2 million of unfavorable currency translation, higher volume-related expenses, and increased spending for expansion in emerging markets. These increases in year-over-year operating expenses were largely offset by the absence, in 2007, of a $38.0 million franchisee litigation settlement charge recorded in 2006, higher benefits of $11.5 million from ongoing RCI initiatives, $6.4 million of gains on the sale of facilities and $2.0 million of lower restructuring costs. As a percentage of net sales, operating expenses of 33.9% were significantly improved from 2006 levels. See Note 15 to the Consolidated Financial Statements for further information on the franchisee litigation settlement.

Interest expense of $46.1 million in 2007 was up from $20.6 million in 2006 primarily due to higher debt levels to finance the Business Solutions acquisition.

Other income (expense) – net was income of $5.5 million in 2007 as compared to income of $5.3 million in 2006. This line item includes the impact of all non-operating items such as interest income and hedging and currency exchange rate transaction gains and losses. See Note 17 to the Consolidated Financial Statements for further information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings before minority interests and equity earnings (loss) was 32.5% in 2007, as compared with 31.1% in the prior year. See Note 8 to the Consolidated Financial Statements for further information on income taxes.

On June 29, 2007, Snap-on sold its Sun Electric Systems (“SES”) business based in the Netherlands for a nominal cash purchase price. SES’s primary business was the research, development and manufacture of test equipment in Europe for aircraft hydraulics. SES reported full-year sales of $18.3 million in 2006 and was not a significant subsidiary of Snap-on. Snap-on divested of SES as it deemed SES to be non-core to the company’s ongoing strategies. The anticipated future capital and other resources necessary to be expended in connection with the SES business were not consistent with Snap-on’s growth plans. Snap-on recorded an $8.0 million net loss ($9.2 million net loss on sale partially offset by $1.2 million of net earnings from operations) from the sale of SES in 2007. Certain prior year amounts were reclassified on the accompanying Consolidated Statements of Earnings to reflect the sale of SES as “Discontinued operations, net of tax.” For segment reporting purposes, the results of operations of SES were previously included in the Diagnostics & Information Group. See Note 16 to the Consolidated Financial Statements for information on SES.

Net earnings from continuing operations in 2007 were $189.2 million, or $3.23 per diluted share. Net earnings from continuing operations in 2006 were $97.9 million, or $1.65 per diluted share, including a $23.4 million after-tax charge ($0.40 per diluted share) related to the resolution of the franchisee litigation settlement. Net earnings in 2007 were $181.2 million, or $3.09 per diluted share, as compared to net earnings of $100.1 million, or $1.69 per diluted share, in 2006. Results of operations for 2007 include a full year of operating results for Business Solutions; results of operations for 2006 include approximately five weeks of post-acquisition operating results for Business Solutions. See Note 2 to the Consolidated Financial Statements for information on the Business Solutions acquisition.

Exit and Disposal Activities

See Note 7 to the Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments include: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Diagnostics & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchise distribution channels. The Snap-on Tools Group consists of the business operations serving the worldwide franchise van channel. The Diagnostics & Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems, electronic parts catalogs, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services consists of the business operations of Snap-on Credit LLC (“SOC”), a consolidated, 50%-owned joint venture between Snap-on and The CIT Group, Inc. (“CIT”), and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has franchise operations.

Snap-on evaluates the performance of its operating segments based on segment revenues and operating earnings. For the Commercial & Industrial, Snap-on Tools, and Diagnostics & Information Groups, segment net sales include both external and intersegment net sales. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Intersegment amounts are eliminated to arrive at consolidated financial results.

Commercial & Industrial Group

(Amounts in millions)	2007		2006		Change
External net sales	$1,208.6	89.5%	$1,048.6	88.0%	$160.0	15.3%
Intersegment net sales	142.0	10.5%	143.4	12.0%	(1.4)	-1.0%
Segment net sales	1,350.6	100.0%	1,192.0	100.0%	158.6	13.3%
Cost of goods sold	(867.1)	-64.2%	(756.3)	-63.4%	(110.8)	-14.7%
Gross profit	483.5	35.8%	435.7	36.6%	47.8	11.0%
Operating expenses	(352.0)	-26.1%	(329.5)	-27.7%	(22.5)	-6.8%
Segment operating earnings	$131.5	9.7%	$106.2	8.9%	$25.3	23.8%

Segment net sales in 2007 increased $158.6 million, or 13.3%, from 2006 levels due to $101.4 million of higher sales and $57.2 million of currency translation. The $101.4 million sales increase primarily reflects higher sales of professional tools and equipment in Europe, increased industrial sales, and continued strong sales growth in emerging markets.

Segment gross profit of $483.5 million in 2007 was up $47.8 million over 2006 levels primarily due to higher sales, $24.6 million of savings from ongoing RCI initiatives, and $20.7 million of currency translation. These increases were partially offset by $14.4 million of increased production and material costs and $8.4 million of higher restructuring costs. Operating expenses of $352.0 million in 2007 were up $22.5 million from 2006 levels, but improved 160 basis points (100 basis points equals 1.0 percent) as a percentage of segment sales. The increase in year-over-year operating expenses primarily includes $15.2 million of currency translation, higher volume-related expenses, increased investment spending to further expand the company’s sales and manufacturing presence in emerging growth markets and lower-cost regions, and $3.1 million of higher restructuring costs. These increases in operating expenses were partially offset by $5.4 million of gains on the sale of facilities in Europe and $3.1 million of savings from ongoing RCI initiatives. As a result of these factors, segment operating earnings in 2007 increased $25.3 million from 2006 levels. As a percentage of segment net sales, including the impact of $11.5 million of higher restructuring costs in 2007, operating earnings for the Commercial & Industrial Group improved from 8.9% in 2006 to 9.7% in 2007.

Snap-on Tools Group

(Amounts in millions)	2007		2006		Change
Segment net sales	$1,107.7	100.0%	$1,025.0	100.0%	$82.7	8.1%
Cost of goods sold	(618.2)	-55.8%	(577.3)	-56.3%	(40.9)	-7.1%
Gross profit	489.5	44.2%	447.7	43.7%	41.8	9.3%
Operating expenses:
Selling, general and administrative	(364.4)	-32.9%	(372.1)	-36.3%	7.7	2.1%
Litigation settlement	—	—	(38.0)	-3.7%	38.0	NM
Total operating expenses	(364.4)	-32.9%	(410.1)	-40.0%	45.7	11.1%
Segment operating earnings	$125.1	11.3%	$37.6	3.7%	$87.5	232.7%

NM:  Not meaningful

Segment net sales in 2007 increased $82.7 million, or 8.1%, from 2006 levels primarily driven by a 6.3% increase in North American franchise sales, including higher sales from a new mid-tier product offering and the re-launch of the company’s in-house warehouse distribution program, as well as the impacts of lower levels of franchisee turnover and product returns. Sales in the company’s international franchise operations increased 15.3% year over year primarily due to continued strong growth in the United Kingdom and Australia. Currency translation contributed $18.0 million of the segment’s year-over-year sales increase.

Segment gross profit of $489.5 million in 2007 was up $41.8 million from 2006 levels primarily due to the higher sales and lower costs, including $15.9 million of benefits from ongoing RCI initiatives and $7.1 million of currency translation. These improvements to gross profit were partially offset by $7.0 million of higher production and material costs. Operating expenses of $364.4 million in 2007 were down $45.7 million from prior-year levels primarily due to the absence of the $38.0 million franchisee litigation settlement charge recorded in 2006, lower spending of $4.4 million in 2007 related to the company’s strategic supply chain and franchise system initiatives, $3.3 million of lower bad debt expense, and $3.2 million of lower restructuring costs. These decreases in operating expenses were partially offset by $4.2 million of currency translation and higher volume-related expenses. As a result of these factors, operating earnings in 2007 for the Snap-on Tools Group increased $87.5 million from 2006 levels and, as a percentage of segment net sales, improved from 3.7% in 2006 to 11.3% in 2007.

Diagnostics & Information Group

(Amounts in millions)	2007		2006		Change
External net sales	$524.9	80.7%	$381.5	75.4%	$143.4	37.6%
Intersegment net sales	125.7	19.3%	124.7	24.6%	1.0	0.8%
Segment net sales	650.6	100.0%	506.2	100.0%	144.4	28.5%
Cost of goods sold	(357.0)	-54.9%	(309.8)	-61.2%	(47.2)	-15.2%
Gross profit	293.6	45.1%	196.4	38.8%	97.2	49.5%
Operating expenses	(194.1)	-29.8%	(136.6)	-27.0%	(57.5)	-42.1%
Segment operating earnings	$99.5	15.3%	$59.8	11.8%	$39.7	66.4%

Segment net sales in 2007 of $650.6 million increased $144.4 million, or 28.5%, from 2006 levels primarily due to $179.0 million of higher sales in 2007 (twelve months of sales in 2007 versus approximately five weeks of post-acquisition sales in 2006) from Business Solutions and higher sales of diagnostics and information products. Currency translation contributed $11.8 million of the year-over-year sales increase. These increases were partially offset by approximately $35 million of lower sales due to the wind down of an OEM facilitation program in Europe, and by lower sales from the outsourcing of certain non-strategic, low-margin diagnostics equipment products previously manufactured and sold to the Snap-on Tools Group.

Segment gross profit of $293.6 million in 2007 was up $97.2 million from 2006 levels primarily due to the higher sales and a more favorable product mix. As a percentage of segment net sales, gross profit margin of 45.1% in 2007 improved significantly from 38.8% in 2006. Operating expenses of $194.1 million were up $57.5 million from 2006 levels primarily due to $62.1 million of higher operating expenses for Business Solutions (twelve months of operating expense in 2007 versus approximately five weeks of post-acquisition operating expense in 2006), partially offset by $7.3 million of savings from ongoing RCI initiatives. As a result of these factors, operating earnings for the Diagnostics & Information Group in 2007 increased $39.7 million from 2006 levels and, as a percentage of segment net sales, improved from 11.8% in 2006 to 15.3% in 2007.

Financial Services

(Amounts in millions)	2007		2006		Change
Financial services revenue	$63.0	100.0%	$49.0	100.0%	$14.0	28.6%
Financial services expenses	(40.6)	-64.4%	(36.0)	-73.5%	(4.6)	-12.8%
Segment operating income	$22.4	35.6%	$13.0	26.5%	$9.4	72.3%

Financial services operating income in 2007 was $22.4 million on $63.0 million of revenue, as compared with $13.0 million of operating income on $49.0 million of revenue in 2006. The increase in operating income primarily reflects the impact of higher net yields and lower borrowing costs. Originations of $539.6 million in 2007 were essentially flat with prior-year levels.

Corporate

Snap-on’s general corporate expenses of $53.7 million in 2007 were essentially flat with the $53.8 million incurred in 2006.

Fourth Quarter

Highlights of Snap-on’s results of operations for the fiscal fourth quarters ended December 29, 2007, and December 30, 2006, are as follows:

	Three Months Ended
(Amounts in millions)	December 29, 2007			December 30, 2006			Change
Net sales	$742.9	100.0%		$651.4	100.0%		$91.5	14.0%
Cost of goods sold	(409.5)	-55.1%		(368.7)	-56.6%		(40.8)	-11.1%
Gross profit	333.4	44.9%		282.7	43.4%		50.7	17.9%
Financial services revenue	19.0	100.0%		14.8	100.0%		4.2	28.4%
Financial services expenses	(11.0)	-57.9%		(9.8)	-66.2%		(1.2)	-12.2%
Operating income from financial services	8.0	42.1%		5.0	33.8%		3.0	60.0%
Operating expenses	(245.1)	-33.0%		(229.1)	-35.2%		(16.0)	-7.0%
Operating earnings	96.3	12.6%		58.6	8.8%		37.7	64.3%
Interest expense	(11.5)	-1.5%		(7.0)	-1.1%		(4.5)	-64.3%
Other income (expense) - net	(0.4)	-0.1%		2.0	0.3%		(2.4)	NM
Earnings before income taxes, minority interests and equity earnings (loss)	84.4	11.0%		53.6	8.0%		30.8	57.5%
Income tax expense	(26.3)	-3.4%		(15.3)	-2.3%		(11.0)	-71.9%
Earnings before minority interests and equity earnings (loss)	58.1	7.6%		38.3	5.7%		19.8	51.7%
Minority interests and equity earnings (loss), net of tax	(0.8)	-0.1	% %	(1.0)	-0.1	% %	0.2	20.0%
Net earnings from continuing operations	57.3	7.5		37.3	5.6		20.0	53.6%
Income from discontinued operations, net of tax	—	—		0.7	0.1%		(0.7)	NM
Net earnings	$57.3	7.5%		$38.0	5.7%		$19.3	50.8%

NM:  Not meaningful

Note:  Certain 2006 amounts have been reclassified to conform to the 2007 income statement presentation. See Note 1 to the Consolidated Financial Statements for information on the 2007 income statement presentation.

Percentage Disclosure:  Cost of goods sold, Gross profit and Operating expense percentages are calculated as a percentage of Net sales. Financial services expenses and Operating income from financial services percentages are calculated as a percentage of Financial services revenue. All other income statement line item percentages are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales in the fourth quarter of 2007 increased $91.5 million, or 14.0%, from 2006 levels, including $59.9 million of higher sales and $31.6 million of currency translation. Sales in the Commercial & Industrial Group increased $51.5 million, or 16.2%, year over year, primarily due to higher industrial sales, increased sales of professional tools and equipment in Europe, and continued strong sales growth in emerging markets. Sales in the Snap-on Tools Group increased $11.6 million, or 4.4%, from 2006 levels primarily driven by continued strong sales in the company’s international franchise operations and higher sales in North America. Sales in the Diagnostics & Information Group increased $29.4 million, or 21.0%, from 2006 levels primarily due to incremental fourth-quarter sales in 2007 from the November 28, 2006, acquisition of Business Solutions (13 weeks of sales in 2007 versus approximately five weeks of post-acquisition sales in 2006) and higher sales of diagnostics and information products, partially offset by lower sales due to the wind down of an OEM facilitation program in Europe.

Gross profit in the fourth quarter of 2007 was $333.4 million, or 44.9% of net sales, as compared to $282.7 million, or 43.4% of net sales, in 2006. The $50.7 million improvement in 2007 gross profit primarily reflects benefits from the higher sales, savings from ongoing RCI initiatives of $12.6 million, and currency translation of $11.4 million, partially offset by $7.4 million of increased production and material costs. Fourth-quarter 2007 gross profit also benefited from $6.0 million of “last-in, first-out” (“LIFO”) related inventory benefits; gross profit in the fourth quarter of 2006 included LIFO-related charges of $4.1 million.

Operating expenses in the fourth quarter of 2007 were $245.1 million, as compared to $229.1 million in 2006. The $16.0 million increase includes $9.6 million of higher year-over-year operating expenses for Business Solutions, $8.0 million of currency translation, higher volume-related expenses, and $3.8 million of increased restructuring costs. These increases were partially offset by a $4.0 million gain on the sale of a facility in Europe, $2.6 million of lower bad debt expense, $1.9 million of benefits from ongoing RCI initiatives, and $1.7 million of lower spending in 2007 related to the company’s strategic supply chain and franchise system initiatives. As a percentage of net sales, operating expenses improved 220 basis points to 33.0% in the fourth quarter of 2007, as compared to 35.2% in 2006.

Interest expense of $11.5 million in the fourth quarter of 2007 was up $4.5 million from 2006 levels primarily due to higher debt levels to finance the Business Solutions acquisition.

Other income (expense) – net was expense of $0.4 million in the fourth quarter of 2007 as compared to income of $2.0 million in 2006. This line item includes the impact of all non-operating items such as interest income and hedging and currency exchange rate transaction gains and losses.

Snap-on’s effective income tax rate on earnings before minority interests and equity earnings (loss) in the fourth quarter of 2007 was 31.2%, as compared with 28.5% in the prior year. The lower effective tax rate in 2006 primarily reflects the reversal of certain foreign income tax valuation allowances. See Note 8 to the Consolidated Financial Statements for further information on income taxes.

Net earnings in the fourth quarter of 2007 were $57.3 million, or $0.98 per diluted share, as compared with net earnings of $38.0 million, or $0.64 per diluted share, in 2006. Results of operations for the fourth quarter of 2007 include a full quarter (13 weeks) of operating results for Business Solutions; results of operations for the fourth quarter of 2006 included approximately five weeks of post-acquisition operating results for Business Solutions.

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	December 29, 2007		December 30, 2006		Change
External net sales	$333.3	90.3%	$278.4	87.6%	$54.9	19.7%
Intersegment net sales	36.0	9.7%	39.4	12.4%	(3.4)	-8.6%
Segment net sales	369.3	100.0%	317.8	100.0%	51.5	16.2%
Cost of goods sold	(236.8)	-64.1%	(201.2)	-63.3%	(35.6)	-17.7%
Gross profit	132.5	35.9%	116.6	36.7%	15.9	13.6%
Operating expenses	(94.3)	-25.6%	(84.4)	-26.6%	(9.9)	-11.7%
Segment operating earnings	$38.2	10.3%	$32.2	10.1%	$6.0	18.6%

Segment net sales in the fourth quarter of 2007 increased $51.5 million, or 16.2%, from 2006 levels, including $30.1 million of higher sales and $21.4 million of currency translation. The $30.1 million sales increase primarily reflects higher industrial sales, increased sales of professional tools and equipment in Europe, and continued strong sales growth in emerging markets.

Segment gross profit of $132.5 million in the fourth quarter of 2007 was up $15.9 million over 2006 levels. The improvement in gross profit primarily reflects benefits from the higher sales, $8.5 million of savings from ongoing RCI initiatives, and $7.3 million of currency translation. These improvements in gross profit were partially offset by $6.2 million of higher production and material costs and $1.1 million of higher year-over-year restructuring costs. Operating expenses of $94.3 million in the fourth quarter of 2007 were up $9.9 million from 2006 levels, but improved 100 basis points as a percentage of segment sales. The increase in operating expenses primarily includes $5.1 million of currency translation, $3.6 million of higher restructuring costs, higher volume-related expenses, and increased investment spending to further expand Snap-on’s presence in emerging growth markets and lower-cost regions. These increases in operating expenses were partially offset by a $4.0 million gain on the sale of a facility in Europe and $1.1 million of savings from ongoing RCI initiatives. As a result of these factors, fourth-quarter operating earnings for the Commercial & Industrial Group increased $6.0 million from 2006 levels. As a percentage of segment net sales, including the impact of $4.7 million of higher restructuring costs in the fourth quarter of 2007, operating earnings for the Commercial & Industrial Group improved from 10.1% in 2006 to 10.3% in 2007.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	December 29, 2007		December 30, 2006		Change
Segment net sales	$273.2	100.0%	$261.6	100.0%	$11.6	4.4%
Cost of goods sold	(148.1)	-54.2%	(154.5)	-59.1%	6.4	4.1%
Gross profit	125.1	45.8%	107.1	40.9%	18.0	16.8%
Operating expenses	(88.6)	-32.4%	(91.9)	-35.1%	3.3	3.6%
Segment operating earnings	$36.5	13.4%	$15.2	5.8%	$21.3	140.1%

Segment net sales in the fourth quarter of 2007 increased $11.6 million, or 4.4%, from 2006 levels. Sales in the company’s international franchise operations increased $9.6 million, or 19.3%, over 2006 levels, primarily due to continued strong sales growth in the United Kingdom and higher sales in Japan. Sales in the company’s North American franchise operations increased 1.0% from 2006 levels. Currency translation contributed $7.5 million of the segment’s year-over-year sales increase.

Segment gross profit of $125.1 million in the fourth quarter of 2007 was up $18.0 million over 2006 levels primarily due to the higher sales and lower costs, including benefits of $4.1 million from ongoing RCI initiatives and $3.0 million of currency translation. Segment gross profit in 2007 also includes $6.0 million of LIFO-related inventory benefits; segment gross profit in 2006 included $4.1 million of LIFO-related charges. Operating expenses in the fourth quarter of 2007 declined $3.3 million from prior-year levels primarily due to $2.3 million of lower bad debt expense and $1.7 million of lower costs in 2007 related to the company’s strategic supply chain and franchise system initiatives. As a result of these factors, fourth-quarter operating earnings for the Snap-on Tools Group increased $21.3 million from 2006 levels and, as a percentage of segment net sales, improved from 5.8% in 2006 to 13.4% in 2007.

Diagnostics & Information Group

	Three Months Ended
(Amounts in millions)	December 29, 2007		December 30, 2006		Change
External net sales	$136.4	80.5%	$111.4	79.5%	$25.0	22.4%
Intersegment net sales	33.1	19.5%	28.7	20.5%	4.4	15.3%
Segment net sales	169.5	100.0%	140.1	100.0%	29.4	21.0%
Cost of goods sold	(93.7)	-55.3%	(81.1)	-57.9%	(12.6)	-15.5%
Gross profit	75.8	44.7%	59.0	42.1%	16.8	28.5%
Operating expenses	(48.4)	-28.5%	(38.3)	-27.3%	(10.1)	-26.4%
Segment operating earnings	$27.4	16.2%	$20.7	14.8%	$6.7	32.4%

Segment net sales of $169.5 million in the fourth quarter of 2007 increased $29.4 million, or 21.0%, from 2006 levels. Incremental year-over-year sales of $31.4 million from the acquisition of Business Solutions (13 weeks of sales in 2007 versus approximately five weeks of post-acquisition sales in 2006) and higher sales of diagnostics and information products were partially offset by lower sales due to the wind down of an OEM facilitation program in Europe. Currency translation contributed $3.8 million of the year-over-year sales increase.

Segment gross profit of $75.8 million in the fourth quarter of 2007 increased $16.8 million from 2006 levels primarily due to the higher sales and a more favorable product mix. As a percentage of segment net sales, gross profit margin of 44.7% was up 260 basis points from 2006 levels. Operating expenses of $48.4 million in the fourth quarter of 2007 were up $10.1 million from 2006 levels primarily due to $9.6 million of higher year-over-year operating expenses for Business Solutions, partially offset by $2.6 million of savings from ongoing RCI initiatives. As a result of these factors, fourth-quarter operating earnings for the Diagnostics & Information Group increased $6.7 million from 2006 levels and, as a percentage of segment net sales, improved from 14.8% in 2006 to 16.2% in 2007.

Financial Services

	Three Months Ended
(Amounts in millions)	December 29, 2007		December 30, 2006		Change
Financial services revenue	$19.0	100.0%	$14.8	100.0%	$4.2	28.4%
Financial services expenses	(11.0)	-57.9%	(9.8)	-66.2%	(1.2)	-12.2%
Segment operating income	$8.0	42.1%	$5.0	33.8%	$3.0	60.0%

Financial services operating income in the fourth quarter of 2007 was $8.0 million on $19.0 million of revenue, as compared with $5.0 million of operating income on $14.8 million of revenue in 2006. The increase in operating income primarily reflects the impact of higher net yields. Originations of $139.4 million in the fourth quarter of 2007 were up 3.0% from prior-year levels.

Corporate

Snap-on’s general corporate expenses of $13.8 million in the fourth quarter of 2007 were down slightly from the $14.5 million incurred in the fourth quarter of 2006.

Fiscal 2006 vs. Fiscal 2005

Highlights of Snap-on’s results of operations for the fiscal years ended December 30, 2006, and December 31, 2005, are as follows:

(Amounts in millions)	2006		2005		Change
Net sales	$2,455.1	100.0%	$2,281.0	100.0%	$174.1	7.6%
Cost of goods sold	(1,375.3)	-56.0%	(1,269.8)	-55.7%	(105.5)	-8.3%
Gross profit	1,079.8	44.0%	1,011.2	44.3%	68.6	6.8%
Financial services revenue	49.0	100.0%	53.6	100.0%	(4.6)	-8.6%
Financial services expenses	(36.0)	-73.5%	(37.9)	-70.7%	1.9	5.0%
Operating income from financial services	13.0	26.5%	15.7	29.3%	(2.7)	-17.2%
Operating expenses:
Selling, general and administrative	(892.0)	-36.3%	(863.5)	-37.9%	(28.5)	-3.3%
Litigation settlement	(38.0)	-1.6%	—	NM	(38.0)	NM
Total operating expenses	(930.0)	-37.9%	(863.5)	-37.9%	(66.5)	-7.7%
Operating earnings	162.8	6.5%	163.4	7.0%	(0.6)	-0.4%
Interest expense	(20.6)	-0.8%	(21.7)	-0.9%	1.1	5.1%
Other income (expense) - net	5.3	0.2%	3.1	0.1%	2.2	70.9%
Earnings before income taxes, minority interests and equity earnings (loss)	147.5	5.9%	144.8	6.2%	2.7	1.9%
Income tax expense	(45.9)	-1.8%	(55.2)	-2.4%	9.3	16.8%
Earnings before minority interests and equity earnings (loss)	101.6	4.1%	89.6	3.8%	12.0	13.4%
Minority interests and equity earnings (loss), net of tax	(3.7)	-0.2%	(1.4)	-0.1%	(2.3)	NM
Net earnings from continuing operations	97.9	3.9%	88.2	3.7%	9.7	11.0%
Income from discontinued operations, net of tax	2.2	0.1%	4.7	0.2%	(2.5)	-53.2%
Net earnings	$100.1	4.0%	$92.9	3.9%	$7.2	7.8%

NM:  Not meaningful

Note:  Certain amounts have been reclassified to conform to the 2007 income statement presentation. See Note 1 to the Consolidated Financial Statements for information on the 2007 income statement presentation.

Percentage Disclosure:  Cost of goods sold, Gross profit and Operating expense percentages are calculated as a percentage of Net sales. Financial services expenses and Operating income from financial services percentages are calculated as a percentage of Financial services revenue. All other income statement line item percentages are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales in 2006 increased $174.1 million, or 7.6%, from 2005 levels, including $11.0 million from currency translation. The increase in net sales includes higher sales in the Diagnostics & Information Group’s OEM facilitation business and $20.4 million of sales for the approximate five-week period following the company’s November 28, 2006, acquisition of Business Solutions. Sales in the Commercial & Industrial Group also increased year over year primarily due to higher sales of tools for U.S. commercial and industrial applications, improved worldwide sales of equipment products, along with continued growth in emerging markets. Sales in the Snap-on Tools Group increased $30.5 million, or 3.1%, over 2005 levels, reflecting sales increases in both the North American and international franchise operations. See Note 2 to the Consolidated Financial Statements for information on the Business Solutions acquisition.

Gross profit was $1,079.8 million, or 44.0% of net sales, in 2006, as compared to $1,011.2 million, or 44.3% of net sales, in 2005. The $68.6 million increase in 2006 gross profit primarily reflects benefits from higher sales and pricing, as well as benefits from lower costs, including benefits from ongoing RCI initiatives of $34.9 million. The year-over-year increase in gross profit also includes $11.5 million from the fourth-quarter 2006 acquisition of Business Solutions and $4.2 million of currency translation. These increases in gross profit were partially offset by higher year-over-year production costs of $22.6 million, and LIFO and other inventory expenses of $11.2 million, including a $1.0 million charge related to LIFO inventories in 2006 versus a comparable $8.8 million benefit in 2005. Restructuring costs included in “Cost of goods sold” totaled $12.1 million in 2006, as compared to $3.0 million in 2005. The 30 basis point decline in year-over-year gross profit as a percentage of net sales also reflects the impact of a shift in product mix that included higher 2006 sales (and lower relative gross margin) in the OEM facilitation business.

Financial services operating income was $13.0 million on $49.0 million of revenue in 2006, as compared with $15.7 million of operating income on $53.6 million of revenue in 2005. The decrease in operating income primarily reflects the impact of lower net interest spreads, partially offset by higher levels of originations.

Operating expenses in 2006 were $930.0 million, as compared to $863.5 million in 2005. The $66.5 million increase in 2006 operating expenses is primarily due to the recording of a $38.0 million pretax charge in the second quarter of 2006 related to the settlement of franchisee litigation matters. Operating expenses in 2006 also included $22.8 million in higher spending for strategic growth initiatives and $22.0 million of higher stock-based and performance-based incentive compensation, including $6.3 million in costs associated with the January 1, 2006, adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” on a prospective basis. The year-over-year increase in 2006 operating expenses also includes $6.7 million of operating expenses from the acquisition of Business Solutions and $2.7 million of currency translation. These increases in operating expenses were partially offset by benefits from ongoing RCI initiatives of $15.3 million, as well as the absence of $3.0 million of costs incurred in 2005 to terminate a supplier relationship. Restructuring costs included in “Operating expenses” totaled $9.6 million in 2006, as compared to $15.4 million in 2005. See Note 15 to the Consolidated Financial Statements for information on the franchisee litigation settlement.

Interest expense of $20.6 million in 2006 was slightly lower than the $21.7 million incurred in 2005 primarily due to lower average debt levels, including the October 3, 2005, repayment of $100 million of unsecured 6.625% notes. The year-over-year decrease in interest expense was partially offset by the impacts of higher interest rates and $1.8 million of interest expense in 2006 related to the issuance of approximately $305 million of commercial paper obligations to finance, in part, the November 28, 2006, acquisition of Business Solutions. See Note 9 to the Consolidated Financial Statements for information on commercial paper borrowings.

Other income (expense) – net was income of $5.3 million in 2006, as compared to income of $3.1 million in 2005. This line item includes the impact of all non-operating items such as interest income and hedging and currency exchange rate transaction gains and losses. See Note 17 to the Consolidated Financial Statements for further information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings before minority interests and equity earnings (loss) was 31.1% in 2006, as compared with 38.1% in the prior year. The lower effective tax rate in 2006 primarily reflects the mix of U.S. and non-U.S. earnings, including the impacts of the $38.0 million pretax franchisee litigation settlement charge that was tax effected at a higher U.S. tax rate, and the reversal of foreign income tax valuation allowances as a result of foreign restructuring and other activities. Snap-on’s effective income tax rate of 38.1% in 2005 included $3.3 million of additional U.S. income tax expense related to the repatriation of accumulated foreign earnings under the American Jobs Creation Act of 2004 (“the AJCA”). Under the provisions of the AJCA, Snap-on repatriated approximately $93 million of qualifying dividends in 2005. See Note 8 to the Consolidated Financial Statements for further information on income taxes.

Net earnings in 2006 were $100.1 million, or $1.69 per diluted share, including a $23.4 million after-tax charge ($0.40 per diluted share) related to the resolution of the franchisee litigation settlement, as compared with net earnings of $92.9 million, or $1.59 per diluted share, in 2005. Results of operations for fiscal 2006 included approximately five weeks of operating results for the November 28, 2006, acquisition of Business Solutions.

Exit and Disposal Activities

See Note 7 to the Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

Segment Results

Commercial & Industrial Group

(Amounts in millions)	2006		2005		Change
External net sales	$1,048.6	88.0%	$1,009.0	89.4%	$39.6	3.9%
Intersegment net sales	143.4	12.0%	120.2	10.6%	23.2	19.3%
Segment net sales	1,192.0	100.0%	1,129.2	100.0%	62.8	5.6%
Cost of goods sold	(756.3)	-63.4%	(734.7)	-65.1%	(21.6)	-2.9%
Gross profit	435.7	36.6%	394.5	34.9%	41.2	10.4%
Operating expenses	(329.5)	-27.7%	(324.9)	-28.7%	(4.6)	-1.4%
Segment operating earnings	$106.2	8.9%	$69.6	6.2%	$36.6	52.6%

Segment net sales in 2006 increased $62.8 million, or 5.6%, from 2005 levels due to $54.9 million of higher sales and $7.9 million of currency translation. The $54.9 million sales increase primarily reflects growth in emerging markets, higher worldwide equipment and power tool sales, and increased sales of tools for U.S. commercial and industrial applications.

Segment gross profit of $435.7 million in 2006 was up $41.2 million, or 170 basis points as a percentage of segment sales, over 2005 levels. The improvement in 2006 gross profit primarily reflects benefits from increased sales of higher-margin products and improved pricing, savings of $16.7 million from ongoing RCI initiatives, including increased production and sourcing of materials from lower-cost regions and facilities, and $2.4 million of currency translation. These improvements were partially offset by $5.7 million of higher restructuring costs primarily related to manufacturing footprint initiatives in Europe, and $3.7 million of higher material and production costs. Operating expenses increased $4.6 million, but decreased 100 basis points as a percentage of segment sales, from 2005 levels. The operating expense increase includes higher volume-related expenses, $6.7 million of increased spending to support the expansion of Snap-on’s sales and manufacturing presence in emerging growth markets and lower-cost regions, higher performance-based incentive compensation of $2.1 million, and $1.6 million of currency translation. These increases were partially offset by $6.5 million of benefits from ongoing RCI initiatives and $3.6 million of lower restructuring costs. As a result of these factors, operating earnings in 2006 for the Commercial & Industrial Group increased $36.6 million over 2005 levels.

Snap-on Tools Group

(Amounts in millions)	2006		2005		Change
Segment net sales	$1,025.0	100.0%	$994.5	100.0%	$30.5	3.1%
Cost of goods sold	(577.3)	-56.3%	(548.9)	-55.2%	(28.4)	-5.2%
Gross profit	447.7	43.7%	445.6	44.8%	2.1	0.5%
Operating expenses:
Selling, general and administrative	(372.1)	-36.3%	(363.4)	-36.5%	(8.7)	-2.4%
Litigation settlement	(38.0)	-3.7%	—	—	(38.0)	NM
Total operating expenses	(410.1)	-40.0%	(363.4)	-36.5%	(46.7)	-12.9%
Segment operating earnings	$37.6	3.7%	$82.2	8.3%	$(44.6)	-54.3%

NM:  Not meaningful

Segment net sales in 2006 increased $30.5 million from 2005 levels due to $28.4 million of higher sales and $2.1 million of currency translation. Sales in the company’s North American franchise operations were up 3.1% over 2005 levels, primarily driven by a significant year-over-year increase in fourth-quarter U.S. sales, partially offset by a lower average number of U.S. franchisees in 2006. The average number of U.S. franchisees in 2006 was down 3.0% from 2005 levels. As the company continues implementing its strategic initiatives to improve the franchise system, it anticipates that the decline in the number of U.S. franchisees will moderate. In 2006, sales in the company’s international franchise operations were up 3.1% from 2005 levels, largely due to strong sales growth in the United Kingdom and Australia.

Segment gross profit of $447.7 million in 2006 was up slightly from $445.6 million in 2005. The $2.1 million increase in 2006 gross profit primarily reflects the higher sales and selling prices, as well as lower costs of $17.3 million from ongoing RCI initiatives. These increases were partially offset by higher production costs and $10.5 million of increased year-over-year LIFO and other inventory expenses, including a $1.0 million charge related to LIFO inventories in 2006, versus a comparable $8.8 million benefit in 2005. Snap-on also incurred $2.0 million of higher restructuring costs in 2006 primarily related to the expected mid-2007 closure of its Johnson City, Tennessee, hand tool facility. Snap-on expects to phase out production at the Johnson City facility and transfer production to other Snap-on hand tool facilities and suppliers. Gross profit as a percentage of segment sales was 43.7%, down 110 basis points from 44.8% in the prior year. Operating expenses in 2006 were up $46.7 million from prior-year levels, primarily due to the $38.0 million pretax franchisee litigation settlement charge, $13.3 million of higher costs, including $1.7 million of restructuring-related costs, to support strategic supply chain and franchise system initiatives, and $5.5 million of higher performance-based incentive compensation. These increases were partially offset by $4.6 million of benefits from ongoing RCI initiatives and the absence of $3.0 million of costs incurred in 2005 to terminate a supplier relationship. As a result of these factors, operating earnings in 2006 for the Snap-on Tools Group declined $44.6 million from 2005 levels.

Diagnostics & Information Group

(Amounts in millions)	2006		2005		Change
External net sales	$381.5	75.4%	$277.5	68.5%	$104.0	37.5%
Intersegment net sales	124.7	24.6%	127.6	31.5%	(2.9)	-2.3%
Segment net sales	506.2	100.0%	405.1	100.0%	101.1	25.0%
Cost of goods sold	(309.8)	-61.2%	(234.0)	-57.8%	(75.8)	-32.4%
Gross profit	196.4	38.8%	171.1	42.2%	25.3	14.8%
Operating expenses	(136.6)	-27.0%	(128.8)	-31.8%	(7.8)	-6.1%
Segment operating earnings	$59.8	11.8%	$42.3	10.4%	$17.5	41.4%

Segment net sales of $506.2 million in 2006 increased $101.1 million, or 25.0%, from 2005 levels, largely due to higher OEM facilitation sales, $20.4 million of incremental sales for the approximate five-week period following the company’s November 28, 2006, acquisition of Business Solutions, and increased sales of information products. Currency translation contributed $1.5 million to the year-over-year sales increase.

Segment gross profit of $196.4 million in 2006 was up $25.3 million from 2005 levels primarily due to the higher sales, including $11.5 million from the Business Solutions acquisition, and $2.2 million of benefits from efficiency and productivity initiatives, partially offset by $1.4 million of higher restructuring costs. As a percentage of segment net sales, gross profit margin of 38.8% was down 340 basis points from 2005 levels, reflecting a shift in product mix that included higher 2006 OEM (and lower relative gross margin) facilitation sales. Operating expenses in 2006 of $136.6 million were up $7.8 million from 2005 levels. The increase in year-over-year operating expenses primarily includes $6.7 million of operating expenses from the Business Solutions acquisition and $4.5 million of higher spending to support strategic growth initiatives, partially offset by $3.3 million of benefits from efficiency and productivity initiatives. As a result of these factors, operating earnings in 2006 for the Diagnostics & Information Group increased $17.5 million over 2005 levels.

Financial Services

(Amounts in millions)	2006		2005		Change
Financial services revenue	$49.0	100.0%	$53.6	100.0%	$(4.6)	-8.6%
Financial services expenses	(36.0)	-73.5%	(37.9)	-70.7%	1.9	5.0%
Segment operating income	$13.0	26.5%	$15.7	29.3%	$(2.7)	-17.2%

Financial services operating income in 2006 was $13.0 million on $49.0 million of revenue, as compared with $15.7 million of operating income on $53.6 million of revenue in 2005. The decrease in operating income primarily reflects the impact of lower net interest spreads, partially offset by a 2.9% increase in year-over-year originations.

Corporate

Snap-on’s general corporate expenses totaled $53.8 million in 2006, up from $46.4 million in 2005, primarily due to $15.2 million of increased stock-based and performance-based incentive compensation, including $6.3 million from the January 1, 2006, adoption of SFAS No. 123(R). Increased expenses in 2006 also included $4.2 million of higher insurance and other costs. These expense increases were partially offset by $9.5 million of benefits from RCI initiatives. See Note 13 to the Consolidated Financial Statements for information on the company’s adoption of SFAS No. 123(R).

Financial Condition

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations, coupled with its sources of borrowings, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases and dividend payments. Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost. As of the close of business on February 15, 2008, Snap-on’s long-term debt and commercial paper was rated A3 and P-2 by Moody’s Investors Service and A- and A-2 by Standard & Poor’s. Snap-on believes that the strength of its balance sheet, combined with its cash flows from operating activities, affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.

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

As of December 29, 2007, working capital (current assets less current liabilities) of $548.2 million was up $117.0 million from $431.2 million as of December 30, 2006. The increase in year-over-year working capital primarily reflects higher levels of “Cash and cash equivalents” of $29.6 million, lower “Notes payable and current maturities of long-term debt” of $27.7 million, and $27.7 million of increased “Accounts receivable – net of allowances.”

The following represents the company’s working capital position as of December 29, 2007, and December 30, 2006.

(Amounts in millions)	2007	2006
Cash and cash equivalents	$93.0	$63.4
Accounts receivable – net of allowances	586.9	559.2
Inventories	322.4	323.0
Other current assets	185.1	167.6
Total current assets	1,187.4	1,113.2

Accounts payable	(171.6)	(178.8)
Notes payable and current maturities of long-term debt	(15.9)	(43.6)
Other current liabilities	(451.7)	(459.6)
Total current liabilities	(639.2)	(682.0)

Total working capital	$548.2	$431.2

Accounts receivable at the end of 2007 was $586.9 million, up $27.7 million from year-end 2006 levels. The year-over-year increase in accounts receivable primarily reflects the impact of higher sales in the fourth quarter of 2007 and $25.1 million of currency translation. This increase in accounts receivable was partially offset by lower levels of receivables as a result of an improvement in days sales outstanding from 76 days at year-end 2006 to 73 days at year-end 2007.

Inventories of $322.4 million at year-end 2007 were essentially flat with year-end 2006 levels, as a $15.3 million net decrease in inventories was largely offset by $14.7 million of currency translation. Lower year-over-year inventory levels from the wind down of a 2006 OEM facilitation program in Europe (essential equipment and diagnostics deployments for major OEMs) and reduced U.S. supply chain inventory, were partially offset by higher inventory levels to better meet increased demand for industrial products, and professional tools and equipment in Europe. Inventories accounted for using the first-in, first-out (“FIFO”) method as of December 29, 2007, and December 30, 2006, approximated 65% and 62%, respectively, of total inventories. All other inventories are accounted for using the LIFO cost method. The company’s LIFO reserve decreased from $86.7 million at December 30, 2006, to $75.0 million at December 29, 2007. Inventory turns (full year cost of goods sold divided by the average of the beginning and ending inventory balances for the year) were 4.9 turns at year-end 2007, as compared to 4.6 turns at year-end 2006.

Accounts payable at December 29, 2007, was $171.6 million, down $7.2 million from year-end 2006 levels primarily due to the timing of payments and the impact of lower inventory levels, partially offset by $6.8 million of currency translation.

Notes payable and long-term debt as of December 29, 2007, was $517.9 million; no commercial paper was outstanding at December 29, 2007. As of December 30, 2006, notes payable and long-term debt was $549.2 million, including $314.9 million of commercial paper. On January 12, 2007, Snap-on sold $300 million in floating and fixed rate notes consisting of $150 million of floating rate notes that mature on January 12, 2010, and $150 million of fixed rate notes that mature on January 15, 2017. Interest on the floating rate notes accrues at a rate equal to the three-month London Interbank offer rate plus 0.13% per year and is payable quarterly. Interest on the fixed rate notes accrues at a rate of 5.50% per year and is payable semi-annually. Snap-on used the proceeds from the sale of the notes, net of $1.5 million of transaction costs, to repay commercial paper obligations issued to finance the acquisition of Business Solutions. On January 12, 2007, the company also terminated a $250 million bridge credit agreement that Snap-on established prior to its acquisition of Business Solutions.

Average commercial paper and bank notes outstanding were $124.9 million in 2007 and $55.1 million in 2006. The weighted-average interest rate on these instruments was 5.59% in 2007 and 5.63% in 2006. As of December 29, 2007, the weighted-average interest rate on outstanding bank notes was 8.78%. At December 30, 2006, the weighted-average interest rate on outstanding commercial paper and bank notes was 5.42%.

Long-term debt of $502.0 million as of December 29, 2007, includes $200 million of unsecured 6.25% notes, $150 million of unsecured floating rate notes, $150 million of unsecured 5.50% notes, and $2.0 million of other long-term debt. Current maturities of long-term debt and notes payable to banks under uncommitted lines of credit of $15.9 million at December 29, 2007, included $10.1 million of notes payable and $5.8 million of current maturities of long-term debt.

On August 10, 2007, Snap-on entered into a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012. This $500 million facility replaces Snap-on’s previous $400 million multi-currency revolving credit facility that was set to terminate on July 27, 2009. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of December 29, 2007, Snap-on was in compliance with all covenants of this revolving credit facility.

As of December 29, 2007, Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit, including a $10 million line of credit that expires on July 29, 2008, and a $10 million line of credit that expires on   August 31, 2008. As of December 29, 2007, Snap-on had $520 million of unused available debt capacity under the terms of its revolving credit facility and its committed bank lines of credit.

Snap-on maintains sufficient committed and uncommitted lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facilities and committed lines of credit. The company accesses short-term debt markets predominantly through commercial paper issuances and lines of credit to fund its short-term requirements and to ensure near-term liquidity. Near-term liquidity requirements for Snap-on in 2008 include the funding of its investments in capital expenditures and restructuring activities, payments of dividends, interest and share repurchases. Snap-on expects to make contributions of $10.0 million to its foreign pension plans and $1.2 million to its domestic pension plans in 2008. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2008.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs. See Note 9 to the Consolidated Financial Statements for further information on Snap-on’s debt and credit facilities.The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flow.

Cash flow provided from operating activities was $231.1 million in 2007, $203.4 million in 2006, and $221.1 million in 2005. Depreciation expense was $53.5 million in 2007, $48.5 million in 2006 and $49.5 million in 2005. The increase in depreciation from 2006 levels primarily reflects the impact of higher levels of capital spending in 2006 and 2007.

Capital expenditures were $61.9 million in 2007, $50.5 million in 2006 and $40.1 million in 2005. Capital expenditures in all three years mainly reflect efficiency and cost-reduction capital investments, including the installation of new production equipment and machine tooling to enhance manufacturing and distribution operations, as well as ongoing replacements of manufacturing and distribution equipment. Capital spending in 2006 and 2007 also included higher levels of spending to support the company’s strategic supply chain and other growth initiatives, including the expansion of the company’s manufacturing capabilities in lower-cost regions and emerging markets, and for the replacement and enhancement of its existing global enterprise resource planning (ERP) management information system, which will continue over a period of several years. Snap-on believes that its cash generated from operations, as well as the funds available from its credit facilities, will be sufficient to fund the company’s capital expenditure requirements in 2008.

Amortization expense was $22.2 million in 2007, $3.4 million in 2006 and $2.7 million in 2005. The increase in 2007 amortization expense is primarily due to the amortization of intangibles from the November 2006 acquisition of Business Solutions. See Note 6 to the Consolidated Financial Statements for information on acquired intangible assets.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. In 2007, Snap-on repurchased 1,860,000 shares of common stock for $94.4 million under its previously announced share repurchase programs. The cash used to repurchase shares of common stock was partially offset by $39.2 million of proceeds from stock purchase and option plan exercises and $6.0 million of related excess tax benefits. As of December 29, 2007, Snap-on had remaining availability to repurchase up to an additional $116.8 million in common stock pursuant to the Board of Directors’ (“Board”) authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on repurchased 2,616,618 shares of common stock for $109.8 million in 2006 and 912,100 shares of common stock for $32.1 million in 2005. Snap-on believes that its cash generated from operations, as well as the funds available from its credit facilities, will be sufficient to fund the company’s share repurchases in 2008.

On October 3, 2005, Snap-on repaid its $100 million, 10-year, 6.625% unsecured notes upon their maturity. The $100 million debt repayment was made with available cash on hand.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends paid in 2007, 2006 and 2005 totaled $64.8 million, $63.6 million and $57.8 million, respectively. On November 1, 2007, the company announced that its Board increased the quarterly cash dividend by 11.1% to $0.30 per share ($1.20 per share per year). At the beginning of fiscal 2006, the company’s Board increased the quarterly cash dividend by 8% to $0.27 per share ($1.08 per share per year).

	2007	2006	2005
Cash dividends paid per common share	$1.11	$1.08	$1.00
Cash dividends paid as a percent of prior-year retained earnings	5.5%	5.6%	5.2%

Snap-on believes that its cash generated from operations, as well as the funds available from its credit facilities, will be sufficient to pay dividends in 2008.

Off-Balance Sheet Arrangements

Except as set forth below in the section labeled “Contractual Obligations and Commitments,” the company had no off-balance sheet arrangements as of December 29, 2007.

Contractual Obligations and Commitments

A summary of Snap-on’s future contractual obligations and commitments as of December 29, 2007, are as follows:

(Amounts in millions)	Total	2008	2009 - 2010	2011 - 2012	2013 and thereafter
Contractual obligations:
Long-term debt	$507.8	$5.8	$151.6	$200.1	$150.3
Interest on fixed rate debt	140.3	20.8	41.5	36.8	41.2
Operating leases	93.7	28.9	30.5	12.7	21.6
Capital leases	30.7	1.4	3.0	3.2	23.1
Purchase obligations	5.6	2.3	3.3	—	—
Other	0.7	—	0.7	—	—
Total	$778.8	$59.2	$230.6	$252.8	$236.2

The company has excluded payments related to its pension and postretirement benefit plans from the contractual obligation table above; see Notes 11 and 12 to the Consolidated Financial Statements for information on the company’s benefit plans and payments.  The contractual obligation table above does not include income tax liabilities recorded in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109;” see Note 8 for information on income taxes.

Environmental Matters

Snap-on is subject to various federal, state and local government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Snap-on’s policy is to comply with these requirements and the company believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with its business. Some risk of environmental damage is, however, inherent in some of Snap-on’s operations and products, as it is with other companies engaged in similar businesses.

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

Consolidated Joint Venture

SOC, a consolidated, 50%-owned joint venture between Snap-on and CIT, provides a broad range of financial services to Snap-on’s U.S. franchisee and customer network and to Snap-on’s industrial and other customers. Snap-on and CIT have identical voting and participation rights and responsibilities in SOC.  See Note 1 to the Consolidated Financial Statements for further information on SOC.

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

SOC sells substantially all of its originated contracts on a limited recourse basis to CIT, net of certain fees, and SOC continues to service these contracts for an estimated market-rate servicing fee.  SOC originated contracts totaling $422.7 million in 2007, $426.8 million in 2006 and $413.8 million in 2005.

CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis.  As of December 29, 2007, and December 30, 2006, SOC owed each of Snap-on and CIT $0.3 million and $0.1 million, respectively, pursuant to this agreement.

Financial information regarding SOC loan originations is as follows:

	2007	2006	2005
Originations (in millions):
Extended-credit receivables	$348.1	$356.2	$327.0
Equipment leases	24.6	28.8	41.1
Franchisee financing	50.0	41.8	45.7
Total	$422.7	$426.8	$413.8

Number of accounts outstanding:
Extended-credit receivables	176,126	172,703	172,147
Equipment leases	9,019	10,710	12,045
Franchisee financing	3,238	3,306	3,477
Total	188,383	186,719	187,669

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

Snap-on also recognizes revenue related to multiple element arrangements, including sales of software and software-related services.  Snap-on follows the guidance under Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended and Emerging Issues Task Force (“EITF”) Issue No. 03-5, “Applicability of SOP 97-2 to Non-software Deliverables Containing More than Incidental Software” for software and software-related elements, and EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” in conjunction with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition,” for hardware and hardware-related elements.  When a sales arrangement contains multiple elements, such as hardware and software products and/or services, Snap-on uses vendor specific objective evidence (“VSOE”) of fair value to allocate revenue to each element based on its relative fair value and, when necessary, uses the residual method to assign value to the delivered elements when VSOE only exists for the undelivered elements.  Snap-on limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services.  The amount assigned to future delivery of products or services is recognized when the product is delivered and/or when the services are performed.  In instances where the product and/or services are performed over an extended period, as is the case with subscription agreements or the providing of ongoing support, revenue is recognized on a straight-line basis over the term of the agreement, which generally ranges from 12 to 60 months.

Purchased software and costs incurred in the development of software that will ultimately be sold are capitalized at the time technological feasibility has been attained and the related product is ready for general release. During 2007, 2006 and 2005, the company capitalized $10.6 million, $5.0 million and $4.2 million, respectively, of such costs. Amortization of capitalized software development costs was $4.9 million in 2007, $2.5 million in 2006, and $1.7 million in 2005. Unamortized capitalized software development costs were $24.0 million at December 29, 2007, and $18.3 million at December 30, 2006.

Financial Services Revenue:  In addition to its sales of tools, diagnostics and equipment solutions, Snap-on also generates revenue from various financing programs that include (i) loans to franchisees; (ii) loans to the franchisees’ customers; and (iii) loans to Snap-on’s industrial and other customers for the purchase of tools and equipment on an extended-term payment plan.  These financing programs are offered through SOC, a consolidated 50%-owned joint venture with CIT, and Snap-on’s wholly owned international finance subsidiaries.  Financial services revenue consists of SOC’s sales of originated contracts to CIT and service fee income, as well as installment contract revenue and franchisee loan receivable revenue derived from SOC and Snap-on’s wholly owned international finance operations.  The decision to finance through Snap-on or another financing entity is solely at the election of the customer.  When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay including financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.  Contracts originated by SOC and subsequently sold to CIT are also subject to the underwriting approval of CIT.

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

Goodwill and Other Indefinite-lived Intangible Assets: Goodwill represents the excess of the purchase price paid over the value of net tangible and identifiable intangible assets of businesses acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually or more frequently if events or changes in circumstances indicate that these assets might be impaired. Impairment tests involve the use of judgmental estimates related to the fair market value of the business operations with which goodwill and other indefinite-lived intangible assets are associated, taking into consideration both historical operating performance and anticipated financial position and future earnings, discounted by the company’s weighted average cost of capital. Annual impairment tests are performed by the company in the second quarter of each year; the 2007 evaluation indicated that no goodwill or intangible asset impairment adjustments were required.

Should the operations of the businesses with which goodwill or indefinite-lived intangible assets are associated incur significant declines in profitability and cash flow in future years due to significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key personnel, and/or changes in technology or markets, some or all of the recorded goodwill or intangibles could be subject to impairment. See Note 6 to the Consolidated Financial Statements for further information on goodwill and other intangible assets.

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

Internal-use Software:  In accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs that are incurred internally in creating software solutions and enhancements to those solutions are expensed until technological feasibility has been established.

Warranty Accruals: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded.  Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods. See Note 15 to the Consolidated Financial Statements for further information on Snap-on’s warranty accrual.

Pension Benefits: The calculation of Snap-on’s pension expense and projected benefit obligation requires the use of a number of assumptions.  Changes in these assumptions are primarily influenced by factors outside of Snap-on’s control and can have a significant effect on the amounts reported in the financial statements.  Snap-on believes that the two most critical assumptions are (i) the expected return on plan assets; and (ii) the assumed discount rate.

Pension expense increases as the expected rate of return on plan assets decreases.  Lowering the expected rate of return assumption for Snap-on’s domestic pension plan assets by 0.5% would have increased Snap-on’s 2007 domestic pension expense by approximately $3.4 million.  At year-end 2007, Snap-on’s domestic plan assets comprised approximately 87% of Snap-on’s worldwide pension plan assets.  See Note 11 to the Consolidated Financial Statements for further information on Snap-on’s pension plans.

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled.  In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans.  The methodology for selecting the discount rate as of year-end 2007 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on long-term bonds with an Aa rating or better for each maturity.  The selection of the 6.5% weighted-average discount rate for Snap-on’s domestic pension plans represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 0.5% would have increased Snap-on’s 2007 domestic pension expense and projected benefit obligation by approximately $2.5 million and $35.1 million, respectively.  At year-end 2007, Snap-on’s domestic projected benefit obligation comprised approximately 81% of Snap-on’s worldwide projected benefit obligation.

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

In addition, the company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions.  The company records accruals for the estimated outcomes of these audits and the accruals may change in the future due to new developments in each matter.

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

The Black-Scholes valuation model requires the input of subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different from that depicted in the financial statements.

Outlook

Snap-on expects to continue investing in its growth initiatives aimed at expanding value provided to its traditional customers, penetrating new and adjacent segments, and extending its presence in the emerging markets of Asia/Pacific and Eastern Europe.  In addition, Snap-on also expects to continue implementing its strategic growth, RCI and low-cost sourcing initiatives intended to provide higher levels of growth and profitability.  Snap-on anticipates 2008 restructuring costs to be in a range of $15 million to $20 million, down from the $26 million incurred in 2007.  Capital expenditures in 2008 are expected to be in a range of $55 million to $60 million.  Snap-on also expects that its 2008 effective income tax rate on earnings before minority interests and equity earnings (loss) will approximate 33%.  As a result, Snap-on expects full-year 2008 sales and operating earnings to improve over 2007 levels.

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

Foreign Currency Risk Management

Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations and restrictions on movement of funds. Foreign exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency.  To manage these exposures, Snap-on identifies naturally offsetting positions and then generally purchases hedging instruments to protect the residual net anticipated exposures.  Snap-on’s financial position and results of operations have not been materially affected by such events to date.  See Note 10 to the Consolidated Financial Statements for further information on foreign currency risk management.

Interest Rate Risk Management

Snap-on’s interest rate risk management policies are designed to reduce the potential earnings volatility that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities.  See Note 10 to the Consolidated Financial Statements for further information on interest rate risk management.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at December 29, 2007, was $0.5 million on interest rate-sensitive financial instruments and $0.3 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing ability, past payment experience, credit bureau information and other financial and qualitative factors that may affect the borrower’s ability to repay.  Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate.  In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC loan originations with recourse provisions against Snap-on (primarily for franchisee van loans).  At December 29, 2007, $16.1 million of loans originated by SOC have a recourse provision to Snap-on if the loans become more than 90 days past due.  For additional information on SOC, refer to the section entitled “Consolidated Joint Venture” in this Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements.

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

Item 8: Financial Statements and Supplementary Data

The financial statements and schedules are listed on page 52 and are incorporated by reference in this Item 8.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Snap-on maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that material information relating to the company and its consolidated subsidiaries is timely communicated to the officers who certify Snap-on’s financial reports and to other members of senior management and the Board, as appropriate.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 29, 2007.  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 29, 2007 to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, the company’s management believes that, as of December 29, 2007, our internal control over financial reporting was effective.  The effectiveness of our internal control over financial reporting as of December 29, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Snap-on Incorporated:

We have audited the internal control over financial reporting of Snap-on Incorporated and subsidiaries (the “Company”) as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 29, 2007, of the Company and our report dated February 18, 2008, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment and FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Milwaukee, WI
February 18, 2008

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers of the Registrant and Corporate Governance

Incorporated by reference to sections entitled “Item 1: Election of Directors,” “Corporate Governance Practices and Board Information” and “Other Information” in Snap-on’s 2008 Annual Meeting Proxy Statement, which is expected to be mailed to shareholders on or around March 19, 2008 (the “2008 Proxy Statement”).

The Section 16(a) filing compliance disclosure pursuant to Item 405 of Regulation S-K is contained in Snap-on’s Proxy Statement, which is expected to be mailed to shareholders on or around March 19, 2008, in the section entitled “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The executive officers of Snap-on, their ages, and their titles as of December 29, 2007, and positions held during the last five years are listed below.

Nicholas T. Pinchuk (61) – President and Chief Executive Officer since December 2007 and President and Chief Operating Officer from April to December 2007.  Senior Vice President and President – Worldwide Commercial & Industrial Group from June 2002 to April 2007.  Prior to joining Snap-on, Mr. Pinchuk was President of Global Refrigeration Operations for Carrier Corporation, a producer of air conditioning, heating and refrigeration systems, and a subsidiary of United Technologies Corporation.

Martin M. Ellen (54) – Senior Vice President – Finance and Chief Financial Officer since November 2002.

Iain Boyd (45) – Vice President – Human Resources since February 2007.  Vice President, Human Resources – Snap-on Tools Group from February 2004 to February 2007, and Director, Human Resources – Diagnostics & Information Group from February 2002 to February 2004.

Constance R. Johnsen (50) – Vice President and Controller since October 2003, and Director, Corporate Financial Reporting from July 2000 to October 2003.

Thomas L. Kassouf (55) – Senior Vice President and President – Commercial Group since December 2007.  President – Commercial Group from April 2007 to December 2007, and President – Equipment Worldwide from January 2003 to April 2007.

Jeanne M. Moreno (53) – Vice President and Chief Information Officer since March 2005.  Prior to joining Snap-on, Ms. Moreno was Senior Vice President of Corporate Services and Chief Information Officer for Citrix Systems, a leader in access infrastructure software.

Thomas J. Ward (55) – Senior Vice President and President – Snap-on Tools Company LLC since April 2007.  Senior Vice President and President – Diagnostics & Information Group from March 2005 to April 2007, and President – Worldwide Diagnostics from July 2001 to February 2005.

There is no family relationship among the executive officers and there has been no involvement in legal proceedings during the past five years that would be material to the evaluation of the ability or integrity of any of the executive officers.  Executive officers may be elected by the Board or appointed by the Chief Executive Officer at the regular meeting of the Board that follows the Annual Shareholders’ Meeting, which is ordinarily held in April each year, and at such other times as new positions are created or vacancies must be filled.

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

Item 11: Executive Compensation

The information required by Item 11 is contained in Snap-on’s 2008 Proxy Statement in the sections entitled “Executive Compensation,” “Board Compensation,” “Compensation Committee Report,” and “Other Information” and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about Snap-on’s equity compensation plans as of December 29, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensationplans approved by security holders	2,417,749	(1)	$37.98	(2)	3,899,058	(3)
Equity compensation plans not approved by security holders	53,567	(4)	Not Applicable		—	(5)
Total	2,471,316		$37.98		3,899,058	(5)

(1)

Includes (i) options to acquire 280,119 shares granted under the 1986 Incentive Stock Program; (ii) options to acquire 2,070,539 shares granted under the 2001 Incentive Stock and Awards Plan; and (iii) 67,091 shares represented by deferred share units under the Directors’ Fee Plan. Excludes 483,376 shares issuable in connection with the vesting of performance based restricted share units and restricted stock under the 2001 Incentive Stock and Awards Plan. Also excludes shares of common stock that may be issuable under the employee stock purchase plan and the dealer stock purchase plan.

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

(3)

Includes (i) 3,427,179 shares reserved for issuance under the 2001 Incentive Stock and Awards Plan (which may be issued upon the exercise of stock options or granted as restricted stock or restricted share units); (ii) 169,535 shares reserved for issuance under the Directors’ Fee Plan; and (iii) 302,344 shares reserved for issuance under the employee stock purchase plan.

(4)

Consists of deferred share units under Snap-on’s Deferred Compensation Plan, which allows elected and appointed officers of Snap-on to defer all or a percentage of their respective annual salary and/or incentive compensation. The deferred share units are payable in shares of Snap-on Common Stock on a one-for-one basis and are calculated at fair market value. Shares of Common Stock delivered under the Deferred Compensation Plan are previously issued shares reacquired and held by Snap-on.

(5)

The Deferred Compensation Plan provides that Snap-on will make available, as and when required, a sufficient number of shares of Common Stock to meet the needs of the plan. It further provides that such shares shall be previously issued shares reacquired and held by Snap-on.

The additional information required by Item 12 is contained in Snap-on’s 2008 Proxy Statement in the sections entitled “Executive Compensation,” “Security Ownership of Management and Certain Beneficial Owners” and “Other Information” and is incorporated herein by reference.

Item 13: Certain Relationships, Related Transactions and Director Independence

Incorporated by reference to the sections entitled “Corporate Governance Practices and Board Information – Board Information” and “Other Information – Transactions with the Company” in Snap-on’s 2008 Proxy Statement.

Item 14: Principal Accountant Fees and Services

Incorporated by reference to the section entitled “Deloitte & Touche LLP Fee Disclosure” in Snap-on’s 2008 Proxy Statement.

PART IV

Item 15: Exhibits and Financial Statement Schedules

Item 15(a): Documents Filed as Part of This Report:

1.  List of Financial Statements

The following consolidated financial statements of Snap-on and the Report of Independent Registered Public Accounting Firm thereon, are filed as part of this report:

•                  Report of Independent Registered Public Accounting Firm.

•                  Consolidated Statements of Earnings for the years ended December 29, 2007, December 30, 2006, and December 31, 2005.

•                  Consolidated Balance Sheets as of December 29, 2007, and December 30, 2006.

•                  Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 29, 2007, December 30, 2006, and December 31, 2005.

•                  Consolidated Statements of Cash Flow for the years ended December 29, 2007, December 30, 2006, and December 31, 2005.

•                  Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3.  List of Exhibits

The exhibits filed with or incorporated by reference in this report are as specified in the exhibit index on pages 93 through 95 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Snap-on Incorporated:

We have audited the accompanying consolidated balance sheets of Snap-on Incorporated and subsidiaries (the “Company”) as of December 29, 2007, and December 30, 2006, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Snap-on Incorporated and subsidiaries as of December 29, 2007, and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 1 and 13 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based compensation to adopt Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment. As described in Notes 1, 11 and 12 to the consolidated financial statements, the Company recognized the funded status of its benefit plans in accordance with the provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans— an amendment of FASB Statements No. 87, 88, 106, and 132(R), as of December 30, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Milwaukee, WI
February 18, 2008

Consolidated Statements of Earnings

	For the Fiscal Years Ended
(Amounts in millions, except per share data)	2007	2006	2005
Net sales	$2,841.2	$2,455.1	$2,281.0
Cost of goods sold	(1,574.6)	(1,375.3)	(1,269.8)
Gross profit	1,266.6	1,079.8	1,011.2

Financial services revenue	63.0	49.0	53.6
Financial services expenses	(40.6)	(36.0)	(37.9)
Operating income from financial services	22.4	13.0	15.7

Operating expenses	(964.2)	(930.0)	(863.5)
Operating earnings	324.8	162.8	163.4

Interest expense	(46.1)	(20.6)	(21.7)
Other income (expense) - net	5.5	5.3	3.1
Earnings before income taxes, minority interests and equity earnings (loss)	284.2	147.5	144.8
Income tax expense	(92.5)	(45.9)	(55.2)
Earnings before minority interests and equity earnings (loss)	191.7	101.6	89.6
Minority interests and equity earnings (loss), net of tax	(2.5)	(3.7)	(1.4)
Net earnings from continuing operations	189.2	97.9	88.2
Discontinued operations, net of tax	(8.0)	2.2	4.7
Net earnings	$181.2	$100.1	$92.9

Basic earnings per share:
Earnings per share, continuing operations	$3.27	$1.68	$1.53
Earnings (loss) per share, discontinued operations	(0.14)	0.04	0.08
Net earnings per share	$3.13	$1.72	$1.61

Diluted earnings per share:
Earnings per share, continuing operations	$3.23	$1.65	$1.51
Earnings (loss) per share, discontinued operations	(0.14)	0.04	0.08
Net earnings per share	$3.09	$1.69	$1.59

Weighted-average shares outstanding:
Basic	57.9	58.3	57.8
Effect of dilutive options	0.7	0.9	0.6
Diluted	58.6	59.2	58.4

Dividends paid per common share	$1.11	$1.08	$1.00

See Notes to Consolidated Financial Statements

Consolidated Balance Sheets

(Amounts in millions, except share data)	December 29, 2007	December 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$93.0	$63.4
Accounts receivable - net of allowances	586.9	559.2
Inventories	322.4	323.0
Deferred income tax assets	87.0	76.0
Prepaid expenses and other assets	98.1	91.6
Total current assets	1,187.4	1,113.2
Property and equipment - net	304.8	297.1
Deferred income tax assets	22.0	55.3
Goodwill	818.8	776.1
Other intangibles - net	234.8	257.8
Pension assets	57.0	14.0
Other assets	140.3	141.0
Total assets	$2,765.1	$2,654.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$171.6	$178.8
Notes payable and current maturities of long-term debt	15.9	43.6
Accrued benefits	41.3	41.4
Accrued compensation	95.6	90.4
Franchisee deposits	51.0	48.5
Deferred subscription revenue	25.9	25.3
Income taxes	25.5	37.8
Other accrued liabilities	212.4	216.2
Total current liabilities	639.2	682.0
Long-term debt	502.0	505.6
Deferred income tax liabilities	91.2	88.9
Retiree health care benefits	53.8	69.6
Pension liabilities	85.3	113.9
Other long-term liabilities	113.5	118.2
Total liabilities	1,485.0	1,578.2

Commitments and contingencies (Note 15)

Shareholders’ equity
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,110,281 and 67,081,801 shares)	67.1	67.1
Additional paid-in capital	137.9	121.9
Retained earnings	1,296.7	1,180.3
Accumulated other comprehensive income (loss)	142.8	21.2
Grantor Stock Trust at fair market value (zero and 407,485 shares)	—	(19.4)
Treasury stock at cost (9,681,142 and 8,503,482 shares)	(364.4)	(294.8)
Total shareholders’ equity	1,280.1	1,076.3
Total liabilities and shareholders’ equity	$2,765.1	$2,654.5

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Amounts in millions, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Grantor Stock Trust	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2005	$67.0	$105.8	$1,108.7	$129.1	$(147.0)	$(152.9)	$1,110.7
Comprehensive income (loss):
Net earnings for 2005	—	—	92.9	—	—	—	92.9
Foreign currency translation	—	—	—	(92.5)	—	—	(92.5)
Mark to market for cash flow hedges, net of tax of $0.3 million (net unrealized holding losses of $0.5 million and net losses reclassified to net income of $0.2 million)	—	—	—	(0.3)	—	—	(0.3)
Minimum pension liability, net of tax of $58.8 million	—	—	—	(92.9)	—	—	(92.9)
Total comprehensive income (loss)							(92.8)
Cash dividends - $1.00 per share	—	—	(57.8)	—	—	—	(57.8)
Dividend reinvestment plan	—	1.2	—	—	—	—	1.2
Stock compensation plans	—	0.2	—	—	—	—	0.2
Grantor Stock Trust — 1,074,253 shares	—	—	—	—	29.6	—	29.6
Share repurchases — 912,100 shares	—	—	—	—	—	(32.1)	(32.1)
Tax benefit from certain stock options	—	3.2	—	—	—	—	3.2
Adjustment of Grantor Stock Trust to fair market value	—	2.9	—	—	(2.9)	—	—
Balance at December 31, 2005	67.0	113.3	1,143.8	(56.6)	(120.3)	(185.0)	962.2
Comprehensive income (loss):
Net earnings for 2006	—	—	100.1	—	—	—	100.1
Foreign currency translation	—	—	—	73.8	—	—	73.8
Mark to market for cash flow hedges, net of tax of $0.1 million (net unrealized holding losses of $0.5 million and net losses reclassified to net income of $0.4 million)	—	—	—	(0.1)	—	—	(0.1)
Minimum pension liability, net of tax of $58.8 million	—	—	—	93.1	—	—	93.1
Total comprehensive income (loss)							266.9
Cash dividends - $1.08 per share	—	—	(63.6)	—	—	—	(63.6)
Dividend reinvestment plan and other	0.1	1.2	—	—	—	—	1.3
Stock compensation plans	—	10.6	—	—	—	—	10.6
Grantor Stock Trust — 2,796,823 shares	—	—	—	—	87.1	—	87.1
Share repurchases — 2,616,618 shares	—	—	—	—	—	(109.8)	(109.8)
Tax benefit from certain stock options	—	10.6	—	—	—	—	10.6
Adjustment of Grantor Stock Trust to fair market value	—	(13.8)	—	—	13.8	—	—
Adjustment to adopt SFAS No. 158, net of tax of $55.9 million	—	—	—	(89.0)	—	—	(89.0)
Balance at December 30, 2006	67.1	121.9	1,180.3	21.2	(19.4)	(294.8)	1,076.3
Comprehensive income (loss):
Net earnings for 2007	—	—	181.2	—	—	—	181.2
Foreign currency translation	—	—	—	74.4	—	—	74.4
Change in pension and postretirement plans, net of tax of $31.4 million	—	—	—	47.2	—	—	47.2
Total comprehensive income (loss)							302.8
Cash dividends - $1.11 per share	—	—	(64.8)	—	—	—	(64.8)
Dividend reinvestment plan and other	—	1.3	—	—	—	—	1.3
Stock compensation plans	—	14.0	—	—	—	24.8	38.8
Grantor Stock Trust — 407,485 shares	—	—	—	—	13.8	—	13.8
Share repurchases — 1,860,000 shares	—	—	—	—	—	(94.4)	(94.4)
Tax benefit from certain stock options	—	6.3	—	—	—	—	6.3
Adjustment of Grantor Stock Trust to fair market value	—	(5.6)	—	—	5.6	—	—
Balance at December 29, 2007	$67.1	$137.9	$1,296.7	$142.8	$—	$(364.4)	$1,280.1

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flow

	For the Fiscal Years Ended
(Amounts in millions)	2007	2006	2005
Operating activities:
Net earnings	$181.2	$100.1	$92.9
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	53.5	48.5	49.5
Amortization of other intangibles	22.2	3.4	2.7
Stock-based compensation expense	19.0	16.6	—
Excess tax benefits from stock-based compensation	(6.0)	(10.9)	—
Deferred income tax provision (benefit)	12.3	(7.3)	14.6
Loss (gain) on sale of assets	(7.0)	0.1	(1.1)
Gain on mark to market for cash flow hedges	—	—	(0.1)
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in receivables	(2.6)	(19.3)	31.5
(Increase) decrease in inventories	15.2	(22.2)	39.5
(Increase) decrease in prepaid and other assets	(11.9)	(16.3)	20.2
Increase (decrease) in accounts payable	(15.3)	31.8	(51.3)
Increase (decrease) in accruals and other liabilities	(29.5)	78.9	22.7
Net cash provided by operating activities	231.1	203.4	221.1

Investing activities:
Capital expenditures	(61.9)	(50.5)	(40.1)
Acquisitions of businesses – net of cash acquired	(5.7)	(507.4)	—
Proceeds from disposal of property and equipment	16.1	11.7	8.9
Other	(1.4)	—	0.3
Net cash used in investing activities	(52.9)	(546.2)	(30.9)

Financing activities:
Net proceeds from issuance of long-term debt	298.5	—	—
Net proceeds from commercial paper	—	314.9	—
Payment of long-term debt	—	—	(100.3)
Net decrease in short-term borrowings	(335.1)	(8.9)	(2.5)
Purchase of treasury stock	(94.4)	(109.8)	(32.1)
Proceeds from stock purchase and option plans	39.2	89.5	31.1
Cash dividends paid	(64.8)	(63.6)	(57.8)
Excess tax benefits from stock-based compensation	6.0	10.9	—
Other	(0.8)	—	—
Net cash provided (used) by financing activities	(151.4)	233.0	(161.6)

Effect of exchange rate changes on cash and cash equivalents	2.8	2.8	(8.2)
Increase (decrease) in cash and cash equivalents	29.6	(107.0)	20.4
Cash and cash equivalents at beginning of year	63.4	170.4	150.0
Cash and cash equivalents at end of year	$93.0	$63.4	$170.4

Supplemental cash flow disclosures:
Cash paid for interest	$(31.9)	$(17.9)	$(21.4)
Net cash paid for income taxes	(69.3)	(49.8)	(30.5)

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

Certain prior year amounts have been reclassified on the Consolidated Statements of Earnings to conform to the 2007 presentation.  Minority interests of $3.7 million in 2006 and $3.5 million in 2005, and pretax earnings of unconsolidated affiliates of $2.1 million in 2005, all previously included in “Other income (expense) — net,” are being presented after “Earnings before minority interests and equity earnings (loss).”  Previously reported “Other income (expense) — net” of $1.6 million in 2006 and $1.7 million in 2005 is now $5.3 million in 2006 and $3.1 million in 2005.  The Consolidated Statements of Earnings have also been restated to reflect the company’s June 29, 2007, sale of a non-strategic business as “Discontinued operations, net of tax.”  As a result of the above, “Income tax expense” of $45.8 million in 2006 and $55.1 million in 2005 is now $45.9 million in 2006 and $55.2 million in 2005.  See Note 16 for information on discontinued operations.

Fiscal year accounting period: Snap-on’s fiscal year ends on the Saturday nearest December 31. The 2007, 2006 and 2005 fiscal years each contained 52 weeks and ended on December 29, 2007, December 30, 2006, and December 31, 2005, respectively.  Snap-on’s 2008 fiscal year will contain 53 weeks of operating results, with the additional week occurring in the fourth quarter. The company does not expect the impact of the additional week of operations on full-year 2008 operating earnings to be material.

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

Revenue recognition: Snap-on derives revenue primarily from the sale of tools, diagnostics and equipment solutions for professional users.  Snap-on markets its products and services through the worldwide franchise mobile van, company-direct, distributor and Internet sales channels.  Snap-on also derives revenue from various financing programs to facilitate the sales of its products and services.

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

Snap-on also recognizes revenue related to multiple element arrangements, including sales of software and software-related services.  Snap-on follows the guidance under Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended and Emerging Issues Task Force (“EITF”) Issue No. 03-5, “Applicability of SOP 97-2 to Non-software Deliverables Containing More than Incidental Software” for software and software-related elements, and EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” in conjunction with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition,” for hardware and hardware-related elements.  When a sales arrangement contains multiple elements, such as hardware and software products and/or services, Snap-on uses vendor specific objective evidence (“VSOE”) of fair value to allocate revenue to each element based on its relative fair value and, when necessary, uses the residual method to assign value to the delivered elements when VSOE only exists for the undelivered elements.  Snap-on limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services.  The amount assigned to future delivery of products or services is recognized when the product is delivered and/or when the services are performed.  In instances where the product and/or services are performed over an extended period, as is the case with subscription agreements or the providing of ongoing support, revenue is recognized on a straight-line basis over the term of the agreement, which generally ranges from 12 to 60 months.

Purchased software and costs incurred in the development of software that will ultimately be sold are capitalized at the time technological feasibility has been attained and the related product is ready for general release. During 2007, 2006 and 2005, the company capitalized $10.6 million, $5.0 million and $4.2 million, respectively, of such costs. Amortization of capitalized software development costs was $4.9 million in 2007, $2.5 million in 2006, and $1.7 million in 2005. Unamortized capitalized software development costs were $24.0 million at December 29, 2007, and $18.3 million at December 30, 2006.

Financial services revenue:  In addition to its sales of tools, diagnostics and equipment solutions, Snap-on also generates revenue from various financing programs that include (i) loans to franchisees; (ii) loans to the franchisees’ customers; and (iii) loans to Snap-on’s industrial and other customers for the purchase of tools and equipment on an extended-term payment plan.  These financing programs are offered through SOC and the company’s wholly owned international finance subsidiaries.  Financial services revenue consists of SOC’s sales of originated contracts to CIT and service fee income, as well as installment contract revenue and franchisee loan receivable revenue derived from SOC and Snap-on’s wholly owned international finance operations.  The decision to finance through Snap-on or another financing entity is solely at the customers’ election.  When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay including financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.  Contracts originated by SOC and subsequently sold to CIT are also subject to the underwriting approval of CIT.

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

Financing revenue from originated loans that are retained is recognized over the life of the contract, with interest computed on a daily basis. Snap-on’s wholly owned international finance subsidiaries own all of the loans originated through their financing programs. Revenue from interest income, at both SOC and Snap-on’s wholly owned finance subsidiaries, is recognized over the life of the contract, with interest computed on a daily basis.

Franchise fee revenue, including nominal, non-refundable initial and ongoing monthly fees (primarily for sales and business training and marketing and product promotion programs), is recognized as the fees are earned.

Research and engineering: Research and engineering costs are charged to expense in the year incurred. For 2007, 2006 and 2005, research and engineering costs totaled $47.6 million, $44.0 million and $48.0 million, respectively.

Shipping and handling: Amounts billed to customers for shipping and handling are included as a component of sales.  Costs incurred by Snap-on for shipping and handling are included as a component of cost of goods sold when the costs relate to manufacturing activities.  In 2007, 2006 and 2005, Snap-on incurred shipping and handling charges of $26.7 million, $21.5 million and $17.9 million, respectively, that were recorded in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings.  Shipping and handling costs incurred in conjunction with selling or distribution activities are included as a component of operating expenses.  In 2007, 2006 and 2005, Snap-on incurred shipping and handling charges of $67.6 million, $66.3 million and $62.6 million, respectively, that were recorded in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

Internal-use software:  In accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs that are incurred internally in creating software solutions and enhancements to those solutions are expensed until technological feasibility has been established.

Advertising and promotion: Production costs of future media advertising are deferred until the advertising occurs.  All other advertising and promotion costs are generally expensed when incurred. For 2007, 2006 and 2005, advertising and promotion expense totaled $58.9 million, $56.3 million and $47.1 million, respectively.

Warranties: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded.  See Note 15 for further information on warranties.

Minority interests and equity earnings (loss) of unconsolidated affiliates: “Minority interests and equity earnings (loss), net of tax” on the accompanying Consolidated Statements of Earnings is comprised of the following:

(Amounts in millions)	2007	2006	2005
Minority interests	$(4.9)	$(3.7)	$(3.5)
Equity earnings (loss), net of tax	2.4	—	2.1
Total	$(2.5)	$(3.7)	$(1.4)

Minority interests in consolidated subsidiaries of $17.3 million as of December 29, 2007, and $16.8 million as of December 30, 2006, are included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.  Investments in unconsolidated affiliates of $30.7 million as of December 29, 2007, and $30.6 million as of December 30, 2006, are included in “Other assets” on the accompanying Consolidated Balance Sheets.

Foreign currency translation: The financial statements of Snap-on’s foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.”  Assets and liabilities of foreign subsidiaries are translated at current rates of exchange, and income and expense items are translated at the average exchange rate for the period. The resulting translation adjustments are recorded directly into “Accumulated other comprehensive income (loss)” on the accompanying Consolidated Balance Sheets. Foreign exchange transactions resulted in pretax losses of $1.7 million in 2007 and $1.2 million in 2006, and a pretax gain of $0.7 million in 2005.  Foreign exchange transaction gains and losses are reported in “Other income (expense) - net” on the accompanying Consolidated Statements of Earnings.

Income taxes: In the ordinary course of business there is inherent uncertainty in quantifying income tax positions. We assess income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. When applicable, associated interest and penalties are recognized as a component of income tax expense.  Accrued interest and penalties are included within the related tax liability in the accompanying Consolidated Balance Sheets.

Deferred income taxes are provided for temporary differences arising from differences in bases of assets and liabilities for tax and financial reporting purposes.  Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  See Note 8 for further information on income taxes.

Per share data: Basic earnings per share calculations were computed by dividing net earnings by the corresponding weighted-average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method.  Snap-on had dilutive shares as of year-end 2007, 2006 and 2005, of 731,442 shares, 911,697 shares and 584,222 shares, respectively.  Options to purchase 493,544 shares, 23,000 shares and 612,892 shares of Snap-on common stock for the fiscal years ended 2007, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common stock for the respective year and, as a result, the effect on earnings per share would be anti-dilutive.

Stock-based compensation: Effective January 1, 2006, the company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method.  SFAS No. 123(R) requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  That cost, based on the estimated number of awards that are expected to vest, is recognized over the period during which the employee is required to provide the service in exchange for the award.  No compensation cost is recognized for awards for which employees do not render the requisite service.  Upon adoption, the grant-date fair value of employee share options and similar instruments was estimated using the Black-Scholes valuation model.  Due to the prospective adoption of SFAS No. 123(R), results for prior periods have not been restated.

The Black-Scholes valuation model requires the input of subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different from that depicted in the financial statements.

Derivatives: Snap-on utilizes derivative financial instruments, including interest rate swaps and foreign exchange contracts, to manage its exposure to interest rate and foreign currency exchange rate risks.  Snap-on accounts for its derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  Snap-on does not hold or issue financial instruments for speculative or trading purposes. See Note 10 for further information on derivatives.

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

Approximately 3,100 employees, or 27% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements.  Approximately 1,100 employees are covered under agreements expiring in 2008. In recent years, Snap-on has not experienced any significant work slow-downs, stoppages or other labor disruptions.

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

Inventories: Snap-on values its inventory at the lower of cost or market and adjusts for the value of inventory that is estimated to be excess, obsolete or otherwise unmarketable.  Inventory adjustments for raw materials are largely based on analysis of raw material age and actual physical inspection of raw material for fitness for use.  As part of evaluating work-in-progress and finished goods, management reviews individual product stock-keeping units (SKUs) by product category and product life cycle.  Cost adjustments for each product category/product life-cycle state are generally established and maintained based on a combination of historical experience, forecasted sales and promotions, technological obsolescence, inventory age and other actual known conditions and circumstances.  Should actual product marketability and raw material fitness for use be affected by conditions that are different from management estimates, further adjustments to inventory allowances may be required.

Snap-on adopted the “last-in, first-out” (“LIFO”) inventory valuation method in 1973 for its U.S. locations.  Snap-on’s U.S. inventories accounted for on LIFO consist of purchased product and inventory manufactured at the company’s heritage U.S. manufacturing facilities (primarily hand tools and tool storage).  As Snap-on began acquiring businesses in the 1990’s, the company retained the “first-in, first-out” (“FIFO”) inventory valuation methodology used by the predecessor businesses prior to their acquisition by Snap-on; the company does not adopt the LIFO inventory valuation methodology for new acquisitions.  See Note 4 for further information on inventories.

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

Accumulated other comprehensive income (loss):  The components of “Accumulated other comprehensive income (loss)” (“AOCI”) on the accompanying Consolidated Balance Sheets as of fiscal year-end 2007 and 2006 are as follows:

(Amounts in millions)	2007	2006
Foreign currency translation adjustment	$193.3	$118.9
Unamortized loss on pension and postretirement benefit plans, net of tax of $31.2 million and $60.8 million, respectively	(49.8)	(97.0)
Other	(0.7)	(0.7)
Accumulated other comprehensive income (loss)	$142.8	$21.2

New accounting standards:  The Financial Accounting Standards Board (“FASB”) released SFAS No. 141(R), “Business Combinations,” to establish accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its consolidated financial statements from a business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The company is currently assessing the impact the adoption of SFAS No. 141(R) will have on the company’s consolidated financial position and results of operations.

The FASB released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51,” to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The company is currently assessing the impact the adoption of SFAS No. 160 will have on the company’s consolidated financial position and results of operations.

Effective December 30, 2007, the beginning of the company’s 2008 fiscal year, Snap-on adopted SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements.  The company does not believe the adoption of SFAS No. 157 will have a material impact on the company’s consolidated financial statements.

Effective December 30, 2007, Snap-on adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115,” to allow companies to choose to elect, at specified dates, to measure eligible financial instruments at fair value.  At the date of adoption of SFAS No. 159, the company did not elect the fair value option for any of its financial assets or financial liabilities.

In June 2007 the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF Issue No. 06-11 specifies how companies should recognize the income tax benefit received on dividends that are (i) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options; and (ii) charged to retained earnings under SFAS No. 123(R). The company does not believe the adoption of EITF Issue No. 06-11, which is effective for Snap-on beginning in fiscal 2008, will have a material impact on the company’s consolidated financial statements.

Effective December 31, 2006, the beginning of the company’s 2007 fiscal year, Snap-on adopted SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities.  The adoption of SFAS No. 156 did not have a material impact on the company’s consolidated financial position and results of operations.

Snap-on adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109,” at the beginning of its 2007 fiscal year.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, including any related interest and penalties.  The adoption and application of FIN 48 did not have a significant impact on Snap-on’s consolidated financial statements.  See Note 8 for further information on income taxes.

Effective December 30, 2006, the last day of its 2006 fiscal year, Snap-on adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, and also requires an employer to initially apply the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position for fiscal years ending after December 15, 2008.  As the company uses the last day of its fiscal year end as the measurement date for its plans, the adoption of the measurement provisions of SFAS No. 158 will have no impact on the company’s consolidated financial position and results of operations.  Retrospective application of the recognition and fiscal year-end measurement date provisions of SFAS No. 158 is not permitted.  The impact of adopting SFAS No. 158 resulted in a decrease of $89.0 million to “Accumulated Other Comprehensive Income (Loss),” as shown on the accompanying Consolidated Statements of Shareholders’ Equity and Comprehensive Income.  See Notes 11 and 12 for information on the company’s pension and postretirement plans.

Note 2: Acquisitions

On November 28, 2006, Snap-on acquired the ProQuest Business Solutions business and certain net assets (collectively, “Snap-on Business Solutions” or “Business Solutions”) from ProQuest Company for an initial purchase price of $516.0 million of cash and the assumption of approximately $19 million of debt. Subsequent to the November 28, 2006, closing date, the cash purchase price for Business Solutions increased by $5.7 million to $521.7 million, primarily reflecting a higher level of working capital received by Snap-on at closing.

Pro forma Information

The following unaudited pro forma information presents the results of operations of Snap-on as if the Snap-on Business Solutions acquisition had taken place at the beginning of fiscal 2005. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of Snap-on that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of Snap-on.

	For the Fiscal Years Ended
	2006	2005
(Amounts in millions, except per share data)
Net sales:
As reported	$2,455.1	$2,281.0
Pro forma	2,644.8	2,463.9

Operating earnings:
As reported	$162.8	$163.4
Pro forma	202.3	196.1

Net earnings:
As reported	$100.1	$92.9
Pro forma	110.8	100.2

Basic earnings per share:
As reported	$1.72	$1.61
Pro forma	1.90	1.73

Diluted earnings per share:
As reported	$1.69	$1.59
Pro forma	1.87	1.72

Note 3: Accounts Receivable

Accounts receivable include trade accounts, installment and other receivables, including the current portion of franchisee financing receivables. The components of Snap-on’s current accounts receivable as of fiscal year-end 2007 and 2006 are as follows:

(Amounts in millions)	2007	2006
Trade accounts receivable	$493.7	$477.6
Installment receivables, net of unearned finance charges of $8.5 million and $7.3 million	73.4	62.4
Other accounts receivable	51.5	52.1
Total	618.6	592.1
Allowances for doubtful accounts	(31.7)	(32.9)
Total accounts receivable - net	$586.9	$559.2

The long-term portion of accounts receivable is classified in “Other assets” on the accompanying Consolidated Balance Sheets and is comprised of installment and other receivables, including franchisee financing receivables, with payment terms that are due beyond one year.  The components of Snap-on’s long-term accounts receivable as of fiscal year-end 2007 and 2006 are as follows:

(Amounts in millions)	2007	2006
Installment receivables, net of unearned finance charges of $10.7 million and $9.2 million	$49.2	$42.6
Other long-term accounts receivable	30.7	28.3
Total	$79.9	$70.9

The following is a rollforward of the allowance for doubtful accounts for fiscal 2007, 2006 and 2005:

(Amounts in millions)	Balance at Beginning of Year	Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 29, 2007	$32.9	$20.7	$(21.9)	$31.7
Year ended December 30, 2006	34.9	25.8	(27.8)	32.9
Year ended December 31, 2005	46.5	21.8	(33.4)	34.9

(1)  Represents write-offs of bad debts and the net impact of currency translation.

Note 4: Inventories

Inventories by major classification as of fiscal year-end 2007 and 2006 are as follows:

(Amounts in millions)	2007	2006
Finished goods	$299.8	$310.4
Work in progress	33.6	35.2
Raw materials	64.0	64.1
Total FIFO value	397.4	409.7
Excess of current cost over LIFO cost	(75.0)	(86.7)
Total inventories	$322.4	$323.0

Inventories accounted for using the FIFO method as of December 29, 2007, and December 30, 2006, approximated 65% and 62%, respectively, of total inventories.  The company accounts for its non-U.S. inventory on the FIFO basis.  As of December 29, 2007, 31% of the company’s U.S. inventory was accounted for using the FIFO basis and 69% was accounted for using the LIFO basis.  LIFO inventory liquidations resulted in a reduction of “Cost of goods sold” on the accompanying Consolidated Statements of Earnings of $4.6 million for the year ended December 29, 2007, and $8.3 million for the year ended December 31, 2005. There were no LIFO inventory liquidations for the year ended December 30, 2006.

Note 5: Property and Equipment

Snap-on’s property and equipment values, which are carried at cost, as of fiscal year-end 2007 and 2006 are as follows:

(Amounts in millions)	2007	2006
Land	$22.9	$24.3
Buildings and improvements	224.2	236.7
Machinery, equipment and computer software	544.8	540.9
	791.9	801.9
Accumulated depreciation and amortization	(487.1)	(504.8)
Property and equipment - net	$304.8	$297.1

The estimated service lives of property and equipment are principally as follows:

Buildings and improvements	3 to 50 years
Machinery, equipment and computer software	2 to 15 years

Snap-on entered into a 20-year capital lease for office and distribution facilities in Japan for the Snap-on Tools Group in 2005.  The current portion of the capital lease obligation is included in “Other accrued liabilities” and the long-term portion is included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.  The cost and accumulated depreciation as of December 29, 2007, and December 30, 2006, for this facility are as follows:

(Amounts in millions)	2007	2006
Buildings and improvements - cost	$20.8	$20.8
Accumulated depreciation	(3.0)	(2.0)
Net book value	$17.8	$18.8

Depreciation expense of $53.5 million, $48.5 million and $49.5 million in fiscal 2007, 2006 and 2005, respectively, includes $1.0 million of depreciation expense in each year for the Japan capital lease.

Note 6: Acquired Intangible Assets

The changes in the carrying amount of segment goodwill for fiscal 2007 and 2006 are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Diagnostics & Information Group	Total
Balance as of December 31, 2005	$316.9	$12.3	$69.1	$398.3
Currency translation	32.3	0.2	(0.2)	32.3
Acquisitions	0.9	—	344.6	345.5
Balance as of December 30, 2006	350.1	12.5	413.5	776.1
Currency translation	23.4	—	1.4	24.8
Acquisitions	—	—	17.9	17.9
Balance as of December 29, 2007	$373.5	$12.5	$432.8	$818.8

Additional disclosures related to other intangible assets as of fiscal year-end 2007 and 2006 are as follows:

	2007		2006
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$140.3	$(10.8)	$164.6	$(0.9)
Developed technology	21.0	(5.3)	28.3	(0.4)
Internally developed software	37.0	(13.0)	—	—
Patents	33.8	(18.0)	32.5	(15.8)
Trademarks	2.0	(0.5)	2.8	(0.9)
Other	0.7	(0.6)	0.7	(0.3)
Total	234.8	(48.2)	228.9	(18.3)
Non-amortized trademarks	48.2	—	47.2	—
Total	$283.0	$(48.2)	$276.1	$(18.3)

As of December 30, 2006, the $192.9 million preliminary purchase price allocation for the intangible assets acquired as part of the Business Solutions acquisition consisted of $164.6 million in customer-relationship intangible assets with a 16 year weighted-average life and $28.3 million of developed technology with a five year weighted-average life.  As a result of the resolution of certain post closing adjustments in the third quarter of 2007, Snap-on reduced the initial preliminary purchase price allocation for the intangible assets acquired by $32.8 million to $160.1 million. Based on exchange rates in effect at the date of the acquisition, the $160.1 million of intangible assets acquired consist of $139.4 million of customer-relationship intangible assets ($140.3 million at December 29, 2007 exchange rates) and $20.7 million of developed technology ($21.0 million at December 29, 2007 exchange rates).  Snap-on is amortizing the $139.4 million of customer-relationship intangible assets on an accelerated basis over a 16 year weighted-average life and is amortizing the $20.7 million of developed technology on a straight-line basis over a five year weighted-average life.

As of December 30, 2006, internally developed software with a gross carrying value of $34.4 million ($18.3 million net of accumulated amortization) was included in “Other assets” on the accompanying Consolidated Balance Sheets.

The weighted-average amortization periods related to other intangible assets are as follows:

(In years)	Weighted- average Amortization
Customer relationships	16
Developed technology	5
Internally developed software	3
Patents	16
Trademarks	38
Other	2

The weighted-average amortization period for all amortizable intangibles on a combined basis is 16 years.

The aggregate amortization expense for 2007, 2006 and 2005 was $22.2 million, $3.4 million and $2.7 million, respectively.  Based on current levels of amortizable intangible assets, estimated annual amortization expense is expected to be $26.3 million in 2008, $25.9 million in 2009, $25.7 million in 2010, $17.5 million in 2011, and $17.3 million in 2012.

Note 7: Exit and Disposal Activities

Snap-on recorded costs associated with exit and disposal activities of $26.3 million and $21.8 million during 2007 and 2006, respectively.

(Amounts in millions)	2007	2006
Exit and disposal costs:
Cost of goods sold	$18.7	$12.1
Operating expenses	7.6	9.6
Financial services expenses	—	0.1
Total expense	$26.3	$21.8

Of the $26.3 million of costs incurred in 2007, $17.3 million qualified for accrual treatment.  Of the $21.8 million of costs incurred in 2006, $17.0 million qualified for accrual treatment.  Costs associated with exit and disposal activities in 2007 primarily related to headcount reductions for (i) the transfer of certain production activities from Sweden to lower-cost regions and emerging markets; (ii) the third quarter 2007 closure of the Johnson City, Tennessee, hand tool facility; (iii) the consolidation of multiple customer call centers in the United States; and (iv) various other management, distribution and production realignment actions at other Snap-on facilities.

Snap-on’s exit and disposal accrual activity related to 2007 and 2006 actions were as follows:

(Amounts in millions)	Balance at December 31, 2005	Provision in 2006	Usage in 2006	Balance at December 30, 2006	Provision in 2007	Usage in 2007	Balance at December 29, 2007

Severance costs:
Commercial & Industrial	$0.8	$5.9	$(4.3)	$2.4	$10.4	$(5.1)	$7.7
Snap-on Tools	0.6	5.8	(4.1)	2.3	1.3	(2.8)	0.8
Diagnostics & Information	—	2.6	(2.3)	0.3	5.1	(2.2)	3.2
Financial Services	0.4	—	(0.4)	—	—	—	—
Corporate	0.7	0.7	(1.1)	0.3	0.4	(0.7)	—
Facility-related costs:
Commercial & Industrial	0.6	0.2	(0.8)	—	—	—	—
Snap-on Tools	0.5	0.7	(1.0)	0.2	—	(0.1)	0.1
Diagnostics & Information	—	0.4	(0.1)	0.3	0.1	(0.1)	0.3
Corporate	—	0.7	(0.5)	0.2	—	(0.1)	0.1
Total	$3.6	$17.0	$(14.6)	$6.0	$17.3	$(11.1)	$12.2

Exit and disposal accrual usage of $11.1 million in 2007 consisted of $10.8 million for severance payments and $0.3 million for facility consolidation or closure costs.  Since year-end 2006, Snap-on has reduced headcount by approximately 300 employees as part of its restructuring actions.  While the majority of the exit and disposal accrual will be utilized in 2008, certain facility-related costs will extend beyond 2008 primarily due to longer-term lease obligations.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with cash flows from operations and borrowings under the company’s existing credit facilities.  The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 8: Income Taxes

The source of earnings before income taxes, minority interests and equity earnings (loss) consisted of the following:

(Amounts in millions)	2007	2006	2005
United States	$165.9	$40.5	$52.3
Foreign	118.3	107.0	92.5
Total	$284.2	$147.5	$144.8

The provision (benefit) for income taxes consisted of the following:

(Amounts in millions)	2007	2006	2005
Current:
Federal	$39.3	$20.9	$9.2
Foreign	40.5	30.1	27.2
State	5.0	2.2	4.2
Total current	84.8	53.2	40.6

Deferred:
Federal	12.0	(8.8)	13.4
Foreign	(7.4)	(0.7)	1.3
State	3.1	2.2	(0.1)
Total deferred	7.7	(7.3)	14.6
Total income tax provision	$92.5	$45.9	$55.2

A reconciliation of the statutory federal income tax rate to Snap-on’s effective tax rate is as follows:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	1.7	0.7	1.9
Extraterritorial income exclusion	—	(1.4)	(1.6)
Change in valuation allowance for foreign losses	(0.1)	(3.2)	2.1
Adjustments to tax accruals and reserves	(0.9)	1.8	(1.1)
Foreign rate differences	(1.9)	(2.6)	(2.0)
Repatriation of qualifying foreign dividends under the American Jobs Creation Act of 2004	—	—	2.2
Other	(1.3)	0.8	1.6
Effective tax rate	32.5%	31.1%	38.1%

Temporary differences that give rise to the net deferred tax asset are as follows:

(Amounts in millions)	2007	2006	2005
Current deferred income tax assets:
Inventories	$21.1	$23.2	$23.4
Accruals not currently deductible	61.3	49.2	48.6
Other	2.9	1.5	1.8
Total current (included in deferred income tax assets and other accrued liabilities)	85.3	73.9	73.8
Long-term deferred income tax assets (liabilities):
Employee benefits	27.0	56.4	58.0
Net operating losses	39.3	56.4	53.8
Depreciation and amortization	(77.4)	(71.2)	(55.0)
SOC securitization	(33.0)	(32.9)	(35.5)
Valuation allowance	(35.5)	(43.7)	(42.2)
Equity-based compensation	10.7	5.1	—
Other	(0.3)	(3.7)	3.4
Total long term	(69.2)	(33.6)	(17.5)
Net deferred income tax asset	$16.1	$40.3	$56.3

At December 29, 2007, Snap-on had tax net operating loss carryforwards totaling $221.0 million as follows:

(Amounts in millions)	State	United States	Foreign	Total
Year of expiration:
2008-2012	$5.7	$—	$5.4	$11.1
2013-2017	24.1	—	0.3	24.4
2018-2022	36.1	—	—	36.1
2023-2027	21.7	—	—	21.7
Indefinite	—	—	127.7	127.7
Total net operating loss carryforwards	$87.6	$—	$133.4	$221.0

A valuation allowance totaling $35.5 million, $43.7 million and $42.2 million in 2007, 2006 and 2005, respectively, has been established for deferred income tax assets related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The company adopted FIN 48 on December 31, 2006, the beginning of the company’s 2007 fiscal year; the company had unrecognized tax benefits of $21.3 million as of the date of adoption.  Snap-on did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. As of December 29, 2007, the company had unrecognized tax benefits of $18.7 million.

Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(Amounts in millions)	Amount
Unrecognized tax benefits as of December 31, 2006	$21.3
Gross increases – tax positions in prior periods	0.5
Gross decreases – tax positions in prior periods	(0.4)
Gross increases – tax positions in the current period	0.5
Settlements with taxing authorities	(3.0)
Lapsing of statutes of limitations	(0.2)
Unrecognized tax benefits as of December 29, 2007	$18.7

Of the $18.7 million of unrecognized tax benefits at the end of 2007, approximately $16.2 million would impact the effective income tax rate if recognized.

Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.  During the years ended December 29, 2007, December 30, 2006, and December 31, 2005, the company recognized approximately $1.2 million, $0.5 million and $(0.5) million in net interest expense (benefit), respectively.  The company has provided for approximately $3.4 million, $2.2 million, and $1.7 million of accrued interest related to unrecognized tax benefits at the end of fiscal year 2007, 2006 and 2005, respectively.

During the next 12 months, the company does not anticipate any significant changes to the total amount of unrecognized tax benefits, other than the accrual of additional interest expense in an amount similar to the prior year’s expense.

With few exceptions, Snap-on is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years prior to 2003, and Snap-on is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2001.

The undistributed earnings of all non-U.S. subsidiaries totaled $338.5 million, $247.4 million and $173.6 million at the end of fiscal 2007, 2006 and 2005, respectively. Snap-on has not provided any deferred taxes on these undistributed earnings as it considers the undistributed earnings to be permanently invested.  Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

The American Jobs Creation Act of 2004 (the “AJCA”) created a one-time tax incentive for U.S. corporations to repatriate accumulated foreign earnings by providing a tax deduction of 85% of qualifying dividends received from foreign affiliates.  Under the provisions of the AJCA, Snap-on repatriated approximately $93 million of qualifying dividends in 2005 that resulted in additional income tax expense of $3.3 million for the year.

Note 9: Short-term and Long-term Debt

Notes payable and long-term debt as of December 29, 2007, was $517.9 million; no commercial paper was outstanding at December 29, 2007.  As of December 30, 2006, notes payable and long-term debt was $549.2 million, including $314.9 million of commercial paper. Snap-on presented $300 million of the December 30, 2006, outstanding commercial paper as “Long-term debt” on the accompanying December 30, 2006, Consolidated Balance Sheet.

On January 12, 2007, Snap-on sold $300 million of unsecured notes consisting of $150 million of floating rate notes that mature on January 12, 2010, and $150 million of fixed rate notes that mature on January 15, 2017.  Interest on the floating rate notes accrues at a rate equal to the three-month London Interbank offer rate plus 0.13% per year and is payable quarterly.  Interest on the fixed rate notes accrues at a rate of 5.50% per year and is payable semi-annually.  Snap-on used the proceeds from the sale of the notes, net of $1.5 million of transaction costs, to repay commercial paper obligations issued to finance the acquisition of Business Solutions. On January 12, 2007, the company also terminated a $250 million bridge credit agreement that Snap-on established prior to its acquisition of Business Solutions.

Average commercial paper and bank notes outstanding were $124.9 million in 2007 and $55.1 million in 2006.  The weighted-average interest rate on these instruments was 5.59% in 2007 and 5.63% in 2006.  As of December 29, 2007, the weighted-average interest rate on outstanding bank notes was 8.78%.  At December 30, 2006, the weighted-average interest rate on outstanding commercial paper and bank notes was 5.42%.

Long-term debt of $502.0 million as of December 29, 2007, includes $200 million of unsecured 6.25% notes, $150 million of unsecured floating rate notes, $150 million of unsecured 5.50% notes, and $2.0 million of other long-term debt.  Notes payable and current maturities of long-term debt at December 29, 2007, of $15.9 million included $10.1 million of notes payable and $5.8 million of current maturities of long-term debt.

On August 10, 2007, Snap-on entered into a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012. This $500 million facility replaces Snap-on’s previous $400 million multi-currency revolving credit facility that was to terminate on July 27, 2009.  The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of December 29, 2007, Snap-on was in compliance with all covenants of this revolving credit facility.

As of December 29, 2007, Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit, including a $10 million line of credit that expires on July 29, 2008, and a $10 million line of credit that expires on   August 31, 2008.  As of December 29, 2007, Snap-on had $520 million of unused available debt capacity under the terms of its revolving credit facility and its committed bank lines of credit.

Snap-on’s long-term debt as of fiscal year-end 2007 and 2006 consisted of the following:

(Amounts in millions)	2007	2006
Senior unsecured indebtedness	$500.0	$200.0
Other debt*	7.8	316.2
	507.8	516.2
Less: current maturities	(5.8)	(10.6)
Total long-term debt	$502.0	$505.6

* Includes $300 million of commercial paper at year-end 2006.

The annual maturities of Snap-on’s long-term debt due in the next five years are $5.8 million in 2008, $1.6 million in 2009, $150.0 million in 2010, $200.1 million in 2011, and no maturities in 2012.

Note 10: Financial Instruments

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

At December 29, 2007, Snap-on had $156.1 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $65.1 million in Swedish kronor, $44.4 million in euros, $21.8 million in Australian dollars, $16.4 million in British pounds, $3.5 million in Canadian dollars, $2.7 million in Singapore dollars and $5.7 million in other currencies, and sell contracts of $1.6 million in Hungarian forint and $1.9 million in other currencies.  At December 30, 2006, Snap-on had $80.1 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $31.4 million in Swedish kronor, $23.1 million in euros, $17.8 million in British pounds, $10.9 million in Australian dollars, $2.3 million in Japanese yen, $2.1 million in Norwegian kroner, and $3.4 million in other currencies, and sell contracts of $7.0 million in Canadian dollars and $3.9 million in other currencies.  The majority of Snap-on’s forward exchange contracts are not designated as hedges under SFAS No. 133.  The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) — net” on the accompanying Consolidated Statements of Earnings.

Interest rate swap agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense.  For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to interest expense.  For cash flow hedges, the effective portion of the change in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss),” while any ineffective portion is recorded as an adjustment to interest expense.  The notional amount of interest rate swaps outstanding and designated as fair value hedges was $50 million at both December 29, 2007, and December 30, 2006.

Changes in the fair value of derivative financial instruments qualifying for hedge accounting are included in derivative assets or liabilities, with the corresponding gains or losses reflected in earnings in the period of change.  An offsetting gain or loss is also reflected in earnings based upon the changes of the fair value of the debt instrument being hedged.  For all fair value hedges qualifying for hedge accounting, the net accumulated derivative asset at December 29, 2007, was $0.1 million.  At December 29, 2007, the maximum maturity date of any fair value hedge was four years.  During the years ended December 29, 2007, and December 30, 2006, cash flow hedge and fair value hedge ineffectiveness was not material.

Fair value of financial instruments: SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires Snap-on to disclose the fair value of financial instruments for both on- and off-balance-sheet assets and liabilities for which it is practicable to estimate that value. The following methods and assumptions were used in estimating the fair value of financial instruments:

Installment contracts: A discounted cash flow analysis was performed over the average life of a contract using a discount rate currently available to Snap-on adjusted for credit quality, cost and profit factors. As of December 29, 2007, and December 30, 2006, the fair value was approximately $126 million and $109 million, respectively, versus a book value of $122.6 million and $105.0 million, respectively.

Long-term debt: The fair value of long-term debt was estimated using a discounted cash flow analysis based on quoted market rates for similar instruments.  As of December 29, 2007, and December 30, 2006, the fair value was approximately $497 million and $504 million, respectively, versus a book value of $500.0 million for both periods.

All other financial instruments: The carrying amounts of all cash equivalents, interest rate swaps and forward exchange contracts approximate fair value based upon quoted market prices or discounted cash flows.  The fair value of trade accounts receivable, accounts payable and other financial instruments approximates carrying value due to their short-term nature.

Note 11: Pension Plans

Snap-on adopted the reporting and disclosure requirements of SFAS No. 158 as of December 30, 2006 (fiscal 2006 year end).  See Note 1 for further discussion of SFAS No. 158.

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

The status of Snap-on’s pension plans as of fiscal year-end 2007 and 2006 are as follows:

(Amounts in millions)	2007	2006
Change in projected benefit obligation:
Benefit obligation at beginning of year	$911.7	$901.4
Service cost	21.6	23.3
Interest cost	49.6	47.7
Plan participants’ contributions	1.4	1.2
Plan curtailments	(0.5)	—
Benefits paid	(42.5)	(53.9)
Plan amendments	—	2.3
Actuarial gain	(63.1)	(24.1)
Net transfer in (out)	(0.8)	0.8
Foreign currency impact	11.4	13.0
Benefit obligation at end of year	$888.8	$911.7

Change in plan assets:
Fair value of plan assets at beginning of year	$809.1	$741.6
Actual return on plan assets	72.0	105.0
Plan participants’ contributions	1.4	1.2
Employer contributions	13.4	9.6
Benefits paid	(42.5)	(53.9)
Divestitures	(0.8)	—
Foreign currency impact	8.0	5.6
Fair value of plan assets at end of year	$860.6	$809.1
Unfunded status at end of year	$(28.2)	$(102.6)

Amounts recognized in the Consolidated Balance Sheets consist of:

(Amounts in millions)	2007	2006
Deferred income tax assets	$36.6	$66.9
Pension assets	51.8	8.1
Accrued benefits	4.0	3.6
Pension liabilities	76.0	107.1
Accumulated other comprehensive income (loss)	(58.4)	(106.8)

The amounts included AOCI on the accompanying Consolidated Balance Sheets are as follows:

(Amounts in millions)	2007	2006
Net loss, net of tax of $33.8 million and $63.6 million, respectively	$(54.1)	$(101.6)
Prior service cost, net of tax of $2.8 million and $3.4 million, respectively	(4.4)	(5.4)
Transition asset, net of tax of zero and ($0.1) million, respectively	0.1	0.2
	$(58.4)	$(106.8)

The accumulated benefit obligation for Snap-on’s pension plans was $805.8 million and $831.3 million at December 29, 2007, and December 30, 2006, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for Snap-on’s pension plans in which the accumulated benefit obligation exceeds the fair value of plan assets as of fiscal year-end 2007 and 2006 are as follows:

(Amounts in millions)	2007	2006
Projected benefit obligation	$82.4	$151.0
Accumulated benefit obligation	71.3	128.4
Fair value of plan assets	9.2	59.1

The components of net periodic benefit cost and other amounts recognized in “Other comprehensive income (loss)” (“OCI”) are as follows:

(Amounts in millions)	2007	2006	2005
Net periodic benefit cost:
Service cost	$21.6	$23.3	$21.3
Interest cost	49.6	47.7	44.7
Expected return on plan assets	(64.5)	(61.3)	(56.7)
Amortization of prior service cost	1.2	1.3	1.5
Amortization of unrecognized loss	7.2	11.8	10.3
Amortization of net transition asset	(0.2)	(0.2)	(0.3)
Settlement loss recognized	0.6	0.9	—
Net periodic benefit cost	15.5	23.5	$20.8
Other changes in benefit obligations recognized in OCI:
Prior service cost	(1.0)	5.4
Net loss (gain)	(47.5)	101.6
Transition asset	0.1	(0.2)
Total recognized in OCI	(48.4)	106.8
Total recognized in net periodic benefit cost and OCI	$(32.9)	$130.3

Snap-on expects to recognize as components of net periodic benefit cost in 2008 the following amounts included in AOCI as of December 29, 2007:

(Amounts in millions)	Amount
Amortization of prior service cost	$(1.0)
Amortization of unrecognized loss	(1.4)
Amortization of net transition asset	0.1
Total to be recognized in net periodic benefit cost	$(2.3)

The worldwide weighted-average assumptions used to determine Snap-on’s full-year pension costs are as follows:

	2007	2006	2005
Discount rate	5.6%	5.3%	5.7%
Expected long-term rate of return on plan assets	8.2%	8.2%	8.3%
Rate of compensation increase	3.1%	3.1%	3.1%

The worldwide weighted-average assumptions used to determine Snap-on’s projected benefit obligation as of fiscal year-end 2007 and 2006 are as follows:

	2007	2006
Discount rate	6.3%	5.6%
Rate of compensation increase	3.1%	3.1%

Snap-on uses the last day of its fiscal year end as the measurement date for the majority of its plans. Snap-on expects to make contributions of $10.0 million to its foreign pension plans and $1.2 million to its domestic pension plans in 2008. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2008.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
2008	$44.5
2009	45.8
2010	48.7
2011	52.1
2012	53.1
2013-2017	314.9

Snap-on’s domestic pension plans’ weighted-average asset allocation at December 29, 2007, and December 30, 2006, by asset category and fair value of plan assets are as follows:

Asset category:	Target	2007	2006
Equity securities	46%	47%	51%
Debt securities and cash	33%	36%	33%
Real estate and other real assets	11%	11%	11%
Other	10%	6%	5%
Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$744.6	$713.5

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

Snap-on has adopted a strategic asset allocation policy that is intended to offer the highest probability of achieving the long-term investment return goal with the lowest level of risk. Asset/liability studies are conducted periodically to determine if any revisions to the strategic asset allocation policy are necessary.

Snap-on’s foreign pension plans’ weighted-average asset allocation by asset category and fair value of plan assets at December 29, 2007, and December 30, 2006, are as follows:

Asset category:	Target	2007	2006
Equity securities	53%	54%	60%
Debt securities and cash	42%	42%	38%
Real estate and other real assets	—	—	—
Other	5%	4%	2%
Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$116.0	$95.6

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

Snap-on has several 401(k) plans covering certain U.S. employees. Snap-on’s employer match to the 401(k) plans is made with cash contributions. For 2007, 2006 and 2005, Snap-on recognized $4.2 million, $2.7 million and $2.4 million, respectively, of expense related to its 401(k) plans.

Note 12: Retiree Health Care

Snap-on adopted the reporting and disclosure requirements of SFAS No. 158 as of December 30, 2006 (fiscal 2006 year end). See Note 1 for further discussion of SFAS No. 158.

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

Snap-on contributed $14.5 million to a Voluntary Employees Beneficiary Association (“VEBA”) trust in 2007 for the funding of existing postretirement health care benefits for certain non-salaried retirees in the United States; all other retiree health care plans are unfunded.

Effective January 1, 2006, Snap-on established individual, unfunded bookkeeping accounts equal to the actuarial present value of the capped per-retiree annual cost for certain U.S. individuals retiring after 1988. Retirees are able to self-direct the spending of their account and may consume, for qualifying medical expenses, the account balance at their discretion. With the expected reduction in these individual accounts, liabilities and expense in future years are expected to decline. This plan change was recognized as a negative plan amendment that reduced the December 30, 2005, benefit obligation by approximately $2.0 million. The $2.0 million benefit obligation reduction is being amortized to income over five years.

Snap-on recognizes postretirement health care expense in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”

The status of Snap-on’s U.S. postretirement health care plans is as follows:

(Amounts in millions)	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$76.0	$86.2
Service cost	0.4	0.5
Interest cost	4.3	4.2
Plan participants’ contributions	4.7	3.6
Plan curtailment	0.6	—
Benefits paid	(10.3)	(10.1)
Actuarial (gain) loss	0.1	(8.4)
Benefit obligation at end of year	$75.8	$76.0

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Plan participants’ contributions	4.7	3.6
Employer contributions	20.1	6.5
Actual return on VEBA plan assets	0.2	—
Benefits paid	(10.3)	(10.1)
Fair value of plan assets at end of year	$14.7	$—
Unfunded status at end of year	$(61.1)	$(76.0)

Amounts recognized in the Consolidated Balance Sheets consist of:

(Amounts in millions)	2007	2006
Deferred income tax assets	$(5.4)	$(6.1)
Accrued benefits	7.3	6.4
Retiree health care benefits	53.8	69.6
Accumulated other comprehensive income (loss)	8.6	9.8

The amounts included in AOCI on the accompanying Consolidated Balance Sheets are as follows:

(Amounts in millions)	2007	2006
Net gain, net of tax of $4.9 million and $5.5 million, respectively	$7.9	$8.8
Prior service credit, net of tax of $0.5 million and $0.6 million, respectively	0.7	1.0
	$8.6	$9.8

The components of net periodic benefit cost and other amounts recognized in OCI are as follows:

(Amounts in millions)	2007	2006	2005
Net periodic benefit cost:
Service cost	$0.4	$0.5	$0.7
Interest cost	4.3	4.2	4.8
Amortization of prior service credit	(0.4)	(0.4)	—
Amortization of unrecognized gain	(1.1)	(1.1)	—
Net periodic benefit cost	3.2	3.2	$5.5
Other changes in benefit obligations recognized in OCI:
Prior service cost	0.3	(1.0)
Net loss (gain)	0.9	(8.8)
Total recognized in OCI	1.2	(9.8)
Total recognized in net periodic benefit cost and OCI	$4.4	$(6.6)

Snap-on expects to recognize $1.0 million of unrecognized gain included in AOCI as of December 29, 2007, in net periodic benefit cost in 2008.

The weighted-average discount rates used to determine Snap-on’s postretirement health care expense are as follows:

	2007	2006	2005
Discount rate	5.75%	5.50%	5.75%

The weighted-average discount rates used to determine Snap-on’s accumulated benefit obligation are as follows:

	2007	2006
Discount rate	6.0%	5.75%

The actuarial calculation assumes a health care cost trend rate of 9.0% in 2008, decreasing gradually to 6.0% in 2011 and thereafter. As of December 29, 2007, a one-percentage-point increase in the health care cost trend rate for future years would increase the accumulated postretirement benefit obligation by $1.9 million and the aggregate of the service cost and interest cost components by $0.1 million. Conversely, a one-percentage-point decrease in the health care cost trend rate for future years would decrease the accumulated postretirement benefit obligation by $0.9 million and the aggregate of the service cost and interest cost components by $0.1 million.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
2008	$7.3
2009	7.9
2010	8.3
2011	8.2
2012	8.1
2013-2017	30.9

Note 13: Stock-based Compensation and Other Stock Plans

The 2001 Incentive Stock and Awards Plan, as Amended (“2001 Plan”), which was approved by shareholders in 2001 and amended and approved by shareholders in 2006, provides for the grant of stock options, performance share awards and restricted stock awards. As of December 29, 2007, the 2001 Plan had 3,427,179 shares available for future grants; the company uses treasury stock to deliver shares under these plans.

Effective January 1, 2006, the company adopted SFAS No. 123(R) using the modified prospective method. SFAS No. 123(R) requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost, based on the estimated number of awards that are expected to vest, is recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for awards for which the employees do not render the requisite service. Upon adoption, the grant-date fair value of employee share options and similar instruments was estimated using the Black-Scholes valuation model. Due to the prospective adoption of SFAS No. 123(R), results for prior periods have not been restated.

The compensation cost charged against income for the 2001 Plan was $19.0 million in 2007 and $16.6 million in 2006. The company recorded $5.5 million of expense related to stock appreciation rights, performance share awards and restricted stock awards that were valued using the intrinsic method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for the fiscal year ended December 31, 2005. Cash received from option exercises under all share-based payment arrangements was $39.2 million in 2007, $89.5 million in 2006 and $31.1 million in 2005. The tax benefit realized from the exercise of the share-based payment arrangements was $7.1 million in 2007, $11.4 million in 2006 and $3.1 million in 2005.

Stock Options

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant and have a contractual term of ten years. Grants made prior to 2007 vest in two annual increments beginning on the first anniversary following the grant date of the award. Beginning in 2007, all stock option grants vest over a three-year period, beginning on the first anniversary following the grant date of the award, with the exception of the 2007 grant to the company’s former Chief Executive Officer, which vested upon his retirement on December 18, 2007.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the expected term of options granted (based on the period of time that options granted are expected to be outstanding). Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The following weighted-average assumptions were used in calculating the fair value of stock options granted during 2007, 2006 and 2005, using the Black-Scholes valuation model:

	2007	2006	2005

Expected term of option (in years)	6.31	6.50	7.12
Expected volatility factor	25.75%	28.73%	30.15%
Expected dividend yield	3.05%	3.23%	3.40%
Risk-free interest rate	4.68%	4.59%	4.09%

A summary of stock option activity as of December 29, 2007, is presented below:

	Shares (in millions)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 30, 2006	2.8	$33.39
Granted	0.7	50.40
Exercised	(1.0)	33.23
Forfeited or expired	(0.1)	44.98
Outstanding at December 29, 2007	2.4	37.98	6.71	$25.3
Exercisable at December 29, 2007	1.5	32.40	5.44	23.3

* Weighted-average

The weighted-average grant date fair value of options granted was $12.17 in 2007, $10.16 in 2006, and $8.70 in 2005. The intrinsic value of options exercised was $19.3 million in 2007, $29.7 million in 2006, and $8.5 million in 2005. The fair value of stock options vested was $4.2 million in 2007, $3.5 million in 2006, and $3.7 million in 2005.

As of December 29, 2007, there was approximately $4.4 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.

Performance Awards

Performance awards granted in 2007 under the 2001 Plan are earned over a contractual term of three years. Vesting of the performance awards will be dependent upon performance relative to pre-defined goals for revenue growth and return on assets for the years 2007 through 2009. Based on Snap-on’s performance relative to these goals, the recipient can earn up to 100% of the performance awards. For performance achieved above a certain level, the recipient may earn additional cash awards not to exceed 50% of the number of performance awards initially granted. Cash awards related to the 2007 performance shares represent the right to receive cash of $50.22 per unit, which was the fair market value of the performance awards at the date of grant.

Performance awards granted in 2006 under the 2001 Plan are earned over a contractual term of three years. Vesting of the performance awards will be dependent upon performance relative to pre-defined goals for revenue growth and return on assets for the years 2006 through 2008. Based on Snap-on’s performance relative to these goals, the recipient can earn up to 100% of the performance awards. For performance achieved above a certain level, the recipient may earn additional cash awards not to exceed 50% of the number of performance awards initially granted. Cash awards related to the 2006 performance shares represent the right to receive cash of $39.35 per unit, which was the fair market value of the performance awards at the date of grant.

Performance awards granted in 2005 under the 2001 Plan vested as of December 29, 2007. Vesting of the awards was dependent upon performance relative to pre-defined goals for revenue growth and return on assets for the years 2005 through 2007. Based on Snap-on’s performance relative to these goals, the recipient earned 100% of the performance awards with an equal number of cash units that represented the right to receive cash of $31.73 per unit, which was the stock price on the date of grant. In addition, as performance was achieved above targeted levels, the recipients earned additional cash units equal to approximately 68% of the cash match.

The fair value of each performance award is estimated on the date of grant using the Black-Scholes valuation model. The company uses the vesting period of the performance awards as the expected term of performance awards granted. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the performance award. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the length of time corresponding to the expected term of the performance award. The following weighted-average assumptions were used in calculating the fair value of performance awards granted during the last three years using the Black-Scholes valuation model.

	2007	2006	2005
Expected term of performance award (in years)	3.0	3.0	3.0
Expected volatility factor	20.52%	20.54%	25.37%
Risk-free interest rate	4.73%	4.67%	3.91%

The weighted-average grant date fair value of performance awards granted during 2007, 2006 and 2005 was $50.22, $35.74 and $28.69, respectively. Performance share awards vest only at the end of the performance-award period. Vested performance share awards totaled 0.1 million shares as of both December 29, 2007, and December 31, 2005; no performance share awards vested during 2006. A summary of the status of the company’s non-vested performance share awards as of December 29, 2007, and changes during 2007, are as follows:

	Shares (in millions)	Fair Value*
Non-vested performance awards at December 30, 2006	0.4	$33.52
Granted	0.1	50.22
Vested	(0.1)	31.73
Forfeited or expired	(0.1)	—
Non-vested performance awards at December 29, 2007	0.3	$42.20

* Weighted-average fair value at date of grant

As of December 29, 2007, there was approximately $11.1 million of unrecognized compensation cost related to non-vested performance share awards granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.

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

The fair value of each SAR is remeasured each reporting period using the Black-Scholes valuation model. The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve in effect on the reporting date for the length of time corresponding to the expected term of the SARs. The following weighted-average assumptions were used in calculating the fair value of SARs granted during 2007 and 2006, using the Black-Scholes valuation model.

	2007	2006
Expected term of SARs (in years)	5.17	5.44
Expected volatility factor	23.73%	24.32%
Expected dividend yield	2.88%	3.08%
Risk-free interest rate	3.45%	4.70%

The total intrinsic value of SARs exercised during both 2007 and 2006 was $1.8 million. The total fair value of SARs vested during 2007 and 2006 was $1.5 million and $1.4 million, respectively. A summary of the status of the company’s non-vested SARs as of December 29, 2007, and changes during 2007, are as follows:

	SARs (in millions)	Fair Value*
Non-vested SARs at December 30, 2006	0.1	$13.85
Granted	0.1	8.61
Vested	—	—
Forfeited or expired	—	—
Non-vested SARs at December 29, 2007	0.2	$9.24

* Weighted-average

As of December 29, 2007, there is approximately $0.8 million of unrecognized compensation cost related to non-vested SARs granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 1.8 years.

Restricted Stock Awards

The company granted awards of 17,868 shares of restricted stock to the members of the Board of Directors (“Board”) during the fiscal year ended December 29, 2007. All restrictions will lapse upon the recipient’s retirement from the Board, death or a change in control.

Directors’ Fee Plan: Under the Directors’ Fee Plan, non-employee directors may elect up to 100% of their fees and retainer in shares of Snap-on’s common stock. Directors may elect to defer receipt of all or part of these shares. Issuances under the Directors’ Fee Plan totaled 2,968 shares in 2007, 2,999 shares in 2006 and 7,289 shares in 2005. Additionally, receipt of 5,147 shares, 4,101 shares and 3,923 shares was deferred in 2007, 2006 and 2005, respectively. At December 29, 2007, shares reserved for issuance to directors under this plan totaled 169,535 shares.

Employee Stock Purchase Plan: Employees of Snap-on are eligible to participate in an employee stock purchase plan. The employee purchase price of the common stock is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2007, 2006 and 2005, issuances under the employee stock ownership plan totaled 49,327 shares, 35,227 shares and 30,876 shares, respectively. At December 29, 2007, shares reserved for issuance to employees under this plan totaled 302,344 shares and Snap-on held contributions of approximately $0.7 million for the purchase of common stock by employees. Employees are able to withdraw from the plan and receive all contributions made during the plan year. Compensation expense for plan participants in 2007, 2006 and 2005 was not material.

Dealer Stock Purchase Plan: Franchisees are eligible to participate in a dealer stock purchase plan. The franchisee purchase price of the common stock is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2007, 2006 and 2005, issuances under the dealer stock purchase plan totaled 43,009 shares, 48,444 shares and 43,911 shares, respectively. At December 29, 2007, shares reserved for issuance to franchisees under this plan totaled 229,966 shares and Snap-on held franchisee contributions of approximately $1.0 million for the purchase of common stock by franchisees. Franchisees are able to withdraw from the plan and receive all contributions made during the plan year. Expense for plan participants in 2007, 2006 and 2005 was not material.

Dividend Reinvestment and Stock Purchase Plan: Under this plan, participating shareholders may invest the cash dividends from all or a portion of their common stock to buy additional shares. The program also permits new investors and current shareholders to make additional contributions. For 2007, 2006 and 2005, issuances under the dividend reinvestment and stock purchase plan totaled 21,730 shares, 25,279 shares and 30,941 shares, respectively. At December 29, 2007, shares available for purchase under this plan totaled 1,586,852 shares.

Fair Value Disclosures – Prior to Adoption of SFAS No. 123(R)

Prior to January 1, 2006, the company accounted for its share-based instruments under the recognition and measurement provisions of APB No. 25 and related interpretations. No stock-based employee compensation costs related to stock options were recognized prior to 2006. The following table illustrates the effect on net earnings and earnings per share for the fiscal year ended December 31, 2005, as if Snap-on had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes valuation model:

(Amounts in millions, except per share data)	2005
Net earnings, as reported	$92.9
Adjustments to net earnings, as reported:
Stock-based employee compensation expense included in reported net income, net of related tax effects	3.6
Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(4.6)
Pro forma net earnings	$91.9

Basic earnings per share:
As reported	$1.61
Pro forma	1.59
Diluted earnings per share:
As reported	$1.59
Pro forma	1.57

Note 14: Capital Stock

Snap-on has undertaken repurchases of Snap-on common stock from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable. Snap-on repurchased 1,860,000 shares in 2007, following the repurchase of 2,616,618 shares in 2006 and 912,100 shares in 2005. As of the end of 2007, Snap-on has remaining availability to repurchase up to an additional $116.8 million in common stock pursuant to the Board’s authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. In 2007, Snap-on’s average common stock repurchase price was approximately $50.77 per share.

In August 1997, the Board issued a dividend of one preferred stock purchase right for each share of Snap-on’s outstanding common stock. The rights were exercisable only if a person or group acquired 15% or more of Snap-on’s common stock (“Acquiring Person”) or publicly announced a tender offer to become an Acquiring Person. Each right could then be exercised by a shareholder, other than an acquiring person, to purchase shares of Snap-on common stock, or a surviving corporation, on advantageous terms. The rights expired on November 3, 2007.

Snap-on created a Grantor Stock Trust (“GST”) in 1998 and sold 7.1 million shares of treasury stock to the GST. The sale of these shares had no impact on shareholders’ equity or on Snap-on’s Consolidated Statements of Earnings. As of fiscal 2006 year end, the GST held 407,485 shares of common stock. In fiscal 2007, the GST distributed all remaining shares of common stock; no shares remained in the GST as of December 29, 2007.

The GST served as a funding mechanism for certain benefit programs and compensation arrangements, including the 2001 Plan and employee and dealer stock purchase plans. The GST is disclosed as “Grantor Stock Trust at fair market value” on the accompanying Consolidated Balance Sheets. Shares owned by the GST were accounted for as a reduction to shareholders’ equity until used in connection with employee benefits. Each period, the shares owned by the GST were valued at the closing market price, with corresponding changes in the GST balance reflected in additional paid-in capital.

Note 15: Commitments and Contingencies

Snap-on leases facilities and office equipment under non-cancelable operating and capital leases that extend for varying amounts of time. Snap-on’s future minimum lease commitments under these leases, net of sub-lease rental income, are as follows:

(Amounts in millions)	Amount
2008	$30.3
2009	21.1
2010	12.4
2011	8.8
2012	7.1
2013 and thereafter	44.7

Rent expense, net of sub-lease rental income, for worldwide facilities and office equipment was $32.1 million, $26.8 million and $29.7 million in 2007, 2006 and 2005, respectively.

Snap-on has a multi-year, $4.5 million purchase commitment with one of its suppliers.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions against Snap-on (primarily for franchisee van loans). At December 29, 2007, and December 30, 2006, $16.1 million and $16.2 million of loans, with terms ranging from six months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of December 29, 2007, was not material.

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. The following summarizes Snap-on’s product warranty accrual activity for 2007 and 2006:

(Amounts in millions)	2007	2006
Warranty accrual:
Beginning of year	$17.3	$16.8
Additions	14.0	15.5
Usage	(14.2)	(15.0)
End of year	$17.1	$17.3

On May 16, 2006, Snap-on reached an agreement to settle certain legal matters related to certain then current and former franchisees on a class basis. The court gave its final approval to the class settlement on October 27, 2006. Under the terms of the settlement, Snap-on agreed to make payments to claimants and class counsel, plus incur certain other costs and expenses. Snap-on recorded a $38.0 million pretax charge in 2006 representing its best estimate to settle these legal matters. The majority of the settlement funds, including payments to the class participants made in the first quarter of 2007, have been disbursed. Snap-on has not admitted any wrongdoing by way of this settlement.

Snap-on is involved in various other legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results will not have a material impact on Snap-on’s consolidated financial position or results of operations.

Note 16: Discontinued Operations

On June 29, 2007, Snap-on sold its Sun Electric Systems (“SES”) business based in the Netherlands to Duinmaaijer B.V., a limited liability company represented by an employee of SES, for a nominal cash purchase price.   SES’s primary business is the research, development and manufacture of test equipment in Europe for aircraft hydraulics.  Snap-on divested of SES as it deemed SES to be non-core to Snap-on’s ongoing business strategies.  The anticipated future capital and other resources necessary to be expended in connection with the SES business were not consistent with Snap-on’s growth plans. Certain prior year amounts were reclassified on the accompanying Consolidated Statements of Earnings to reflect the sale of SES as “Discontinued operations, net of tax.”

The company recorded an after-tax loss of $8.0 million, or $0.14 per diluted share, in 2007 related to the sale and results of operations of SES.  For segment reporting purposes, the results of operations of SES were previously included in the Diagnostics & Information Group.

(Amounts in millions)	2007	2006	2005
Net sales of SES	$9.9	$18.3	$27.6

Loss on sale of SES	$(9.4)	$—	$—
Income from operations	1.1	2.2	4.7
Income (loss) on discontinued operations	$(8.3)	$2.2	$4.7
Income tax benefit	0.3	—	—
Discontinued operations, net of tax	$(8.0)	$2.2	$4.7

Note 17: Other Income (Expense)

“Other income (expense) – net” on the accompanying Consolidated Statements of Earnings consists of the following:

(Amounts in millions)	2007	2006	2005
Interest income	$9.1	$6.7	$3.0
Foreign exchange gain (loss)	(1.7)	(1.2)	0.7
Other	(1.9)	(0.2)	(0.6)
Total other income (expense) – net	$5.5	$5.3	$3.1

Note 18: Segments

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments include: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Diagnostics & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchise distribution channels. The Snap-on Tools Group consists of the business operations serving the worldwide franchise van channel. The Diagnostics & Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems, electronic parts catalogs, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services consists of the business operations of SOC and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has franchise operations.

Snap-on evaluates the performance of its reportable segments based on segment revenues and operating earnings. For the Commercial & Industrial, Snap-on Tools, and Diagnostics & Information Groups, segment net sales include both external and intersegment net sales. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Intersegment amounts are eliminated to arrive at consolidated financial results.

Neither Snap-on nor any of its segments, except Financial Services, depend on any single customer, small group of customers or government for more than 10% of its revenues. As a result of SOC’s relationship with CIT, Snap-on’s Financial Services business segment depends on CIT for more than 10% of its revenues.

Financial data by segment:

(Amounts in millions)	2007	2006		2005
Net sales:
Commercial & Industrial Group	$1,350.6	$1,192.0		$1,129.2
Snap-on Tools Group	1,107.7	1,025.0		994.5
Diagnostics & Information Group	650.6	506.2		405.1
Segment net sales	3,108.9	2,723.2		2,528.8
Intersegment eliminations	(267.7)	(268.1)		(247.8)
Total net sales	$2,841.2	$2,455.1		$2,281.0
Financial services revenue	63.0	49.0		53.6
Total revenues	$2,904.2	$2,504.1		$2,334.6

Operating earnings:
Commercial & Industrial Group	$131.5	$106.2		$69.6
Snap-on Tools Group	125.1	37.6	*	82.2
Diagnostics & Information Group	99.5	59.8		42.3
Financial Services	22.4	13.0		15.7
Segment operating earnings	378.5	216.6	*	209.8
Corporate	(53.7)	(53.8)		(46.4)
Operating earnings	324.8	162.8	*	163.4
Interest expense	(46.1)	(20.6)		(21.7)
Other income (expense) - net	5.5	5.3		3.1
Earnings before income taxes, minority interests and equity earnings (loss)	$284.2	$147.5	*	$144.8

* Includes $38.0 million pretax litigation settlement charge.

(Amounts in millions)	2007	2006
Assets:
Commercial & Industrial Group	$1,113.9	$1,020.9
Snap-on Tools Group	429.9	413.4
Diagnostics & Information Group	808.2	863.5
Financial Services	171.5	156.5
Total assets from reportable segments	2,523.5	2,454.3
Corporate	284.5	233.5
Elimination of intersegment receivables	(42.9)	(33.3)
Total assets	$2,765.1	$2,654.5

Financial data by segment (continued):

(Amounts in millions)	2007	2006	2005
Capital expenditures:
Commercial & Industrial Group	$22.5	$17.5	$11.9
Snap-on Tools Group	31.8	24.7	19.9
Diagnostics & Information Group	7.2	6.6	6.9
Financial Services	0.4	1.6	1.1
Total from reportable segments	61.9	50.4	39.8
Corporate	—	0.1	0.3
Total capital expenditures	$61.9	$50.5	$40.1

Depreciation and amortization:
Commercial & Industrial Group	$24.8	$25.7	$25.5
Snap-on Tools Group	17.1	15.8	15.6
Diagnostics & Information Group	32.0	7.9	7.6
Financial Services	1.4	1.7	1.6
Total from reportable segments	75.3	51.1	50.3
Corporate	0.4	0.8	1.9
Total depreciation and amortization	$75.7	$51.9	$52.2

Geographic regions:

(Amounts in millions)	2007	2006	2005
Total revenue:*
United States	$1,655.0	$1,410.1	$1,343.2
Europe	847.7	746.5	671.3
All other	401.5	347.5	320.1
Total revenue	$2,904.2	$2,504.1	$2,334.6

(Amounts in millions)	2007	2006
Long-lived assets:**
United States	$936.5	$971.5
Sweden	153.5	159.1
All other	268.4	200.4
Total long-lived assets	$1,358.4	$1,331.0

*	Revenue is attributed to countries based on the origin of the sale.
**	Long-lived assets consist of Property and equipment-net, Goodwill and Other intangibles-net.

Products and services: Snap-on derives net sales from a broad line of products and complementary services that are grouped into three categories: (i) tools; (ii) diagnostics and repair information; and (iii) equipment. The tools category includes Snap-on’s hand tools, power tools, tool storage units, saws, and cutting and pruning tools product offerings. The diagnostics and repair information category includes handheld and PC-based diagnostics products, service and repair information products, diagnostic software solutions, including electronic parts catalogs, business management and other solutions to help dealerships manage and track performance. The equipment category includes solutions for the diagnosis and service of automotive and industrial equipment. Snap-on also derives revenue from financing its products through SOC and through its wholly owned finance subsidiaries. Snap-on utilizes various financing programs to facilitate the sales of its products. Further product line information is not presented as it is not practicable to do so. The following table shows the consolidated net sales and revenues of these product groups in the last three years:

(Amounts in millions)	2007	2006	2005
Net sales:
Tools	$1,632.2	$1,453.1	$1,387.3
Diagnostics and repair information	647.6	499.5	405.8
Equipment	561.4	502.5	487.9
Total net sales	$2,841.2	$2,455.1	$2,281.0
Financial services revenue	63.0	49.0	53.6
Total revenue	$2,904.2	$2,504.1	$2,334.6

Note 19: Quarterly Data (Unaudited)

(Amounts in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2007
Net sales	$705.7	$711.9	$680.7	$742.9	$2,841.2
Gross profit	309.9	322.4	300.9	333.4	1,266.6
Financial services revenue	13.4	14.8	15.8	19.0	63.0
Financial services expenses	(9.7)	(9.7)	(10.2)	(11.0)	(40.6)
Total revenue	719.1	726.7	696.5	761.9	2,904.2
Net earnings from continuing operations	38.0	52.8	41.1	57.3	189.2
Net earnings	39.0	43.8	41.1	57.3	181.2
Earnings per share – basic	0.67	0.75	0.71	1.00	3.13
Earnings per share – diluted	0.66	0.74	0.70	0.98	3.09
Cash dividends paid per share	0.27	0.27	0.27	0.30	1.11

2006
Net sales	$587.3	$621.7	$594.7	$651.4	$2,455.1
Gross profit	258.6	279.9	258.6	282.7	1,079.8
Financial services revenue	11.2	11.7	11.3	14.8	49.0
Financial services expenses	(9.2)	(8.7)	(8.3)	(9.8)	(36.0)
Total revenue	598.5	633.4	606.0	666.2	2,504.1
Net earnings from continuing operations	21.3	11.7	27.6	37.3	97.9
Net earnings	22.1	11.8	28.2	38.0	100.1
Earnings per share — basic	0.38	0.20	0.48	0.65	1.72
Earnings per share — diluted	0.37	0.20	0.48	0.64	1.69
Cash dividends paid per share	0.27	0.27	0.27	0.27	1.08

Note – Net earnings in the 2006 second quarter and full year included a $23.4 million after-tax charge ($0.40 per diluted share) related to the resolution of the franchisee litigation settlement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Snap-on has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 SNAP-ON INCORPORATED

By:	/s/ Nicholas T. Pinchuk	Date:	February 19, 2008
Nicholas T. Pinchuk, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

/s/ Nicholas T. Pinchuk	Date:	February 19, 2008
Nicholas T. Pinchuk, President and Chief Executive Officer

/s/ Martin M. Ellen	Date:	February 19, 2008
Martin M. Ellen, Principal Financial Officer, Senior
Vice President – Finance and Chief Financial Officer

/s/ Constance R. Johnsen	Date:	February 19, 2008
Constance R. Johnsen, Principal Accounting Officer,
Vice President and Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

By:	/s/ Bruce S. Chelberg	Date:	February 19, 2008
Bruce S. Chelberg, Director

By:	/s/ Karen L. Daniel	Date:	February 19, 2008
Karen L. Daniel, Director

By:	/s/ Roxanne J. Decyk	Date:	February 19, 2008
Roxanne J. Decyk, Director

By:	/s/ John F. Fiedler	Date:	February 19, 2008
John F. Fiedler, Director

By:	/s/ James P. Holden	Date:	February 19, 2008
James P. Holden, Director

By:	/s/ Arthur L. Kelly	Date:	February 19, 2008
Arthur L. Kelly, Director

By:	/s/ W. Dudley Lehman	Date:	February 19, 2008
W. Dudley Lehman, Director

By:	/s/ Jack D. Michaels	Date:	February 19, 2008
Jack D. Michaels, Director

By:	/s/ Nicholas T. Pinchuk	Date:	February 19, 2008
Nicholas T. Pinchuk, Director

By:	/s/ Edward H. Rensi	Date:	February 19, 2008
Edward H. Rensi, Director

By:	/s/ Richard F. Teerlink	Date:	February 19, 2008
Richard F. Teerlink, Director

Item 15(b): Exhibit Index (*)

(3)	(a)

Restated Certificate of Incorporation of the Corporation as amended through April 25, 1997 (incorporated by reference to Exhibit 3(a) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (Commission File No. 1-7724))

(b)

Amended and Restated Bylaws of the Corporation adopted on November 1, 2007 (incorporated by reference to Exhibit 3.1 to Snap-on’s Current Report on Form 8-K dated November 1, 2007 (Commission File No. 1-7724))

(4)	(a)

Indenture, dated as of January 8, 2007, between Snap-on Incorporated and U.S. Bank National Association as trustee (incorporated by reference to Exhibit (4)(b) to Form S-3 Registration Statement (Registration No. 333-139863))

(b)

Officers’ Certificate, dated January 12, 2007, creating the $150,000,000 Floating Rate Notes due 2010 (incorporated by reference to Exhibit 4.1 to Snap-on’s Current Report on Form 8-K/A dated January 9, 2007 (Commission File
No. 1-7724))

(c)

Officer’s Certificate, dated January 12, 2007 creating the $150,000,000 5.5% Notes due 2017 (incorporated by reference to Exhibit 4.2 to Snap-on’s Current Report on Form 8-K/A dated January 9, 2007 (Commission File No. 1-7724))

Except for the foregoing, Snap-on and its subsidiaries have no unregistered long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of December 29, 2007. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

(10)	Material Contracts

(a)

Amended and Restated Snap-on Incorporated 1986 Incentive Stock Program (incorporated by reference to Exhibit (10)(a) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission
File No. 1-7724))**

(b)

Amended and Restated Snap-on Incorporated 2001 Incentive Stock and Awards Plan (Amended and Restated as of April 27, 2006) (incorporated by reference to Appendix A to Snap-on’s Proxy Statement on Schedule 14A filed on March 13, 2006 (Commission File No. 1-7724))**

(c)(i)

Form of Restated Senior Officer Agreement between the Corporation and each of Alan T. Biland, Martin M. Ellen, Susan F. Marrinan, Jeanne M. Moreno and Nicholas T. Pinchuk (incorporated by reference to Exhibit 10(c) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))** [expired and superseded on January 31, 2008]

(ii)

Form of Restated Executive Agreement dated February 1, 2008, between the Corporation and each of Nicholas T. Pinchuk, Martin M. Ellen, Thomas J. Ward, Iain Boyd, Constance R. Johnsen, Thomas L. Kassouf, and Jeanne M. Moreno (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K dated January 31, 2008 (Commission File No. 1-7724))**

(d)(i)

Form of Restated Executive Agreement between the Corporation and each of Richard V. Caskey, Gary S. Henning, Blaine A. Metzger, and Thomas J. Ward (incorporated by reference to Exhibit 10(d) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))** [expired and superseded on January 31, 2008]

(e)

Form of Indemnification Agreement between the Corporation and each of Nicholas T. Pinchuk and Martin M. Ellen effective October 24, 1997 (incorporated by reference to Exhibit 10(d) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (Commission File No. 1-7724)) **

(f)

Amended and Restated Snap-on Incorporated Directors’ 1993 Fee Plan (as amended on August 3, 2006) (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (Commission File No. 1-7724))**

(g)

Snap-on Incorporated Deferred Compensation Plan (as amended through August 21, 2003) (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003 (Commission File No. 1-7724))**

(h)

Snap-on Incorporated Supplemental Retirement Plan for Officers (as amended and effective October 23, 2003) (incorporated by reference to Exhibit 10(h) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (Commission File No. 1-7724))**

(i)

Form of Share and Performance Award Agreement (incorporated by reference to Exhibit 10.2 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (Commission File No. 1-7724))**

(j)

Form of Deferred Share and Performance Award Agreement (incorporated by reference to Exhibit 10(d) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2003 (Commission File No. 1-7724))**

(k)

Agreement between the Company and Jack D. Michaels effective as of December 3, 2004 (incorporated by reference to Exhibit 10.2 of Snap-on’s Current Report on Form 8-K dated December 3, 2004 (Commission File No. 1-7724))** [expired by its terms in December 2007]

(m)(i)

Letter agreement between the Corporation and Mr. Pinchuk dated June 4, 2002 (incorporated by reference to Exhibit 10(b) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002 (Commission
File No. 1-7724))** [terminated in December 2007]

(ii)

Letter agreement between the Corporation and Mr. Pinchuk dated December 18, 2007 (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K dated December 18, 2007 (Commission File No. 1-7724))**

(n)(i)

Excerpts from the offer letter agreement dated September 18, 1990, between Snap-on Tools Company and Susan F. Marrinan (incorporated by reference to Exhibit 10(o) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (Commission File No. 1-7724))** [terminated on August 31, 2007]

(ii)

Letter agreement between the Company and Susan F. Marrinan dated August 2, 2007 (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K dated August 31, 2007 (Commission File No. 1-7724))**

(o)

Termination Agreement and General Release, dated April 29, 2007, by and between Snap-on Incorporated and Alan T. Biland (incorporated by reference to Exhibit 10.3 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (Commission File No. 1-7724))**

(p)

Amended and Restated Benefit Trust Agreement between the Corporation and The Northern Trust Company, dated as of July 2, 1998, and amended and restated as of March 17, 2000 (incorporated by reference to Snap-on’s Current Report on Form 8-K dated March 17, 2000 (Commission File No. 1-7724))**

(q)(i)

Five Year Credit Agreement between Snap-on Incorporated, Citigroup Global Markets Inc. and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004 (Commission File No. 1-7724)) [superseded on August 10, 2007]

(ii)

Amended and Restated Five Year Credit Agreement, dated as of August 10, 2007, among Snap-on Incorporated and the banks, financial institutions and other institutional lenders listed on the signature pages thereof, J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint book runners, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on
Form 8-K/A dated August 10, 2007 (Commission File No. 1-7724))

(r)

Snap-on Incorporated Section 406 of the Sarbanes-Oxley Act Code of Ethics (incorporated by reference to Exhibit 10(aa) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (Commission File No. 1-7724))

(s)

Stock and Asset Purchase Agreement, dated as of October 20, 2006, by and between Snap-on Incorporated and ProQuest Company (incorporated by reference to Exhibit (10.1) of Snap-on’s Current Report on Form 8-K dated October 20, 2006 (Commission File No. 1-7724))

(t)

Amendment No. 1 to Stock and Asset Purchase Agreement, dated as of November 1, 2006, by and between ProQuest Company and Snap-on Incorporated (incorporated by reference to Exhibit (10.1) of Snap-on’s Current Report on Form 8-K dated November 1, 2006 (Commission File No. 1-7724))

(u)(i)

Sale and Purchase Agreement, dated as of May 18, 2007, between Snap-on Europe Holding B.V., Snap-on UK Holdings, Ltd. and Duinmaaijer B.V. (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (Commission File No. 1-7724))

(ii)

Letter Agreement, dated as of June 28, 2007, between Duinmaaijer B.V. and Snap-on Europe Holding B.V. (incorporated by reference to Exhibit 10.2 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (Commission File No. 1-7724))

(v)

Underwriting Agreement, dated January 9, 2007, among Snap-on Incorporated, CitiGroup Global Markets Inc., Credit Suisse Securities (USA), LLC and J.P. Morgan Securities Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Snap-on’s Current Report on Form

8-K dated January 9, 2007 (Commission File No. 1-7724))

(w)	DeSantis Class Settlement Agreement (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 (Commission File No. 1-7724))

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

*      Filed electronically or incorporated by reference as an exhibit to this Annual Report on Form 10-K. Copies of any materials the company files with the SEC can also be obtained free of charge through the SEC’s Web site at www.sec.gov. The SEC’s Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Public Reference Room at 1-800-732-0330.

**    Represents a management compensatory plan or agreement.