Form 10-Q
period 2008-03-29
SNAP ON INC
filed 2008-04-24
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 18, 2008
Common Stock, $1.00 par value	57,651,061 shares

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended

	March 29,	March 31,
	2008	2007
Net sales	$721.6	$705.7
Cost of goods sold	(395.7)	(395.8)
Gross profit	325.9	309.9

Financial services revenue	25.4	13.4
Financial services expenses	(12.6)	(9.7)
Operating income from financial services	12.8	3.7

Operating expenses	(245.5)	(244.9)

Operating earnings	93.2	68.7

Interest expense	(9.5)	(11.3)
Other income (expense) - net	1.0	0.1
Earnings before income taxes, minority interests and equity earnings (loss)	84.7	57.5

Income tax expense	(28.3)	(19.5)
Earnings before minority interests and equity earnings (loss)	56.4	38.0

Minority interests and equity earnings (loss), net of tax	0.2	—
Net earnings from continuing operations	56.6	38.0

Discontinued operations, net of tax	—	1.0
Net earnings	$56.6	$39.0

Basic earnings per common share:
Earnings from continuing operations	$0.98	$0.65
Earnings from discontinued operations	—	0.02
Net earnings per share	$0.98	$0.67

Diluted earnings per common share:
Earnings from continuing operations	$0.97	$0.64
Earnings from discontinued operations	—	0.02
Net earnings per share	$0.97	$0.66

Weighted-average shares outstanding:
Basic	57.5	58.2
Effect of dilutive options	0.7	0.8
Diluted	58.2	59.0

Dividends declared per common share	$0.30	$0.27

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	March 29,	December 29,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$114.3	$93.0
Accounts receivable — net of allowances	620.3	586.9
Inventories	351.7	322.4
Deferred income tax assets	80.6	87.0
Prepaid expenses and other assets	98.0	98.1
Total current assets	1,264.9	1,187.4

Property and equipment
Land	24.0	22.9
Buildings and improvements	243.4	224.1
Machinery and equipment	566.3	544.7
	833.7	791.7
Accumulated depreciation and amortization	(505.2)	(486.9)
Property and equipment — net	328.5	304.8

Deferred income tax assets	19.5	22.0
Goodwill	855.3	818.8
Other intangibles — net	241.6	234.8
Pension assets	57.4	57.0
Other assets	143.1	140.3
Total assets	$2,910.3	$2,765.1

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	March 29,	December 29,
	2008	2007
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$197.1	$171.6
Notes payable and current maturities of long-term debt	20.5	15.9
Accrued benefits	43.7	41.3
Accrued compensation	71.5	95.6
Franchisee deposits	49.8	51.0
Deferred subscription revenue	25.5	25.9
Income taxes	27.4	25.5
Other accrued liabilities	219.6	212.4
Total current liabilities	655.1	639.2

Long-term debt	502.7	502.0
Deferred income tax liabilities	98.4	91.2
Retiree health care benefits	52.7	53.8
Pension liabilities	89.8	85.3
Other long-term liabilities	124.7	113.5
Total liabilities	1,523.4	1,485.0

Shareholders’ equity
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,153,613 and 67,110,281 shares)	67.2	67.1
Additional paid-in capital	139.4	137.9
Retained earnings	1,335.8	1,296.7
Accumulated other comprehensive income (loss)	214.9	142.8
Treasury stock at cost (9,657,546 and 9,681,142 shares)	(370.4)	(364.4)
Total shareholders’ equity	1,386.9	1,280.1
Total liabilities and shareholders’ equity	$2,910.3	$2,765.1

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007
Operating activities:
Net earnings	$56.6	$39.0
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	12.0	12.1
Amortization of other intangibles	5.7	4.4
Stock-based compensation expense	3.7	3.9
Excess tax benefits from stock-based compensation	(2.8)	(2.2)
Deferred income tax provision (benefit)	15.3	(3.2)
Gain on sale of assets	(0.2)	(0.1)
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) decrease in receivables	(14.1)	(5.5)
(Increase) decrease in inventories	(11.2)	(3.0)
(Increase) decrease in prepaid and other assets	13.1	(15.9)
Increase (decrease) in accounts payable	19.9	12.5
Increase (decrease) in accruals and other liabilities	(23.6)	(15.0)
Net cash provided by operating activities	74.4	27.0

Investing activities:
Capital expenditures	(15.4)	(13.3)
Acquisition of business — net of cash acquired	(13.4)	—
Proceeds from disposal of property and equipment	0.9	1.9
Other	(0.8)	—
Net cash used in investing activities	(28.7)	(11.4)

Financing activities:
Net proceeds from issuance of long-term debt	—	298.5
Net decrease in short-term borrowings	(2.0)	(285.5)
Purchase of treasury stock	(20.8)	(31.2)
Proceeds from stock purchase and option plans	11.2	13.8
Cash dividends paid	(17.5)	(15.9)
Excess tax benefits from stock-based compensation	2.8	2.2
Other	(0.2)	—
Net cash used by financing activities	(26.5)	(18.1)

Effect of exchange rate changes on cash and cash equivalents	2.1	0.4
Increase (decrease) in cash and cash equivalents	21.3	(2.1)
Cash and cash equivalents at beginning of year	93.0	63.4
Cash and cash equivalents at end of period	$114.3	$61.3

Supplemental cash flow disclosures:
Cash paid for interest	$(14.8)	$(10.3)
Net cash refunded (paid) for income taxes	(9.8)	3.4

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Summary of Accounting Policies

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on Incorporated’s (“Snap-on” or “the company”) 2007 Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

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

Certain prior year amounts have been reclassified on the Condensed Consolidated Statements of Earnings to conform to the current year presentation.  The Condensed Consolidated Statements of Earnings have also been restated to reflect the company’s June 29, 2007, sale of its Sun Electric Systems business as “Discontinued Operations, net of tax.”  See Note 16 for information on the sale of Sun Electric Systems.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the statement of financial position and results of operations for the three month periods ended March 29, 2008, and March 31, 2007, have been made.  The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards

Effective December 30, 2007, the beginning of the company’s 2008 fiscal year, Snap-on adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities, and gives the lowest priority (“Level 3”) to unobservable inputs. The adoption of SFAS No. 157 did not have a significant effect on the company’s consolidated financial statements.  See Note 18 for further information.

Snap-on adopted Emerging Issues Task Force Issue No. 06-11 (“EITF Issue No. 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” at the beginning of its 2008 fiscal year. EITF Issue No. 06-11 specifies how Snap-on should recognize the income tax benefit received on dividends that are (i) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options; and (ii) charged to retained earnings under SFAS No. 123(R), “Share-Based Payment.”  The adoption and application of EITF Issue No. 06-11 did not have a significant impact on Snap-on’s consolidated financial statements.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Effective December 30, 2007, Snap-on adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115.” SFAS No. 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Snap-on did not elect the fair value option for any of its financial assets or liabilities.

In December 2007, the Financial Accounting Standards Board (“FASB”) released SFAS No. 141(R), “Business Combinations,” to establish accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its consolidated financial statements from a business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The company is currently assessing the impact the adoption of SFAS No. 141(R) will have on the company’s consolidated financial position and results of operations.

In December 2007, the FASB also released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51,” to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The company is currently assessing the impact the adoption of SFAS No. 160 will have on the company’s consolidated financial position and results of operations.

In March 2008, the FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The company is currently assessing the impact the adoption of SFAS No. 161 will have on the company’s consolidated financial statements.

Note 2:  Acquisitions

On March 5, 2008, Snap-on acquired a 60% interest in Zhejiang Wanda Tools Co., Ltd. (“Wanda Snap-on”), a tool manufacturer in China, for a preliminary cash purchase price of $14.7 million, including an estimated $1.1 million of transaction costs.  The preliminary purchase price is subject to the finalization of debt, working capital and certain other adjustments that are expected to be finalized in the third quarter of 2008.  For segment reporting purposes, the results of operations and assets of Wanda Snap-on, which have been included in Snap-on’s consolidated financial statements since the date of acquisition, are included in the Commercial & Industrial Group. Pro forma financial information has not been presented as the effects of the acquisition were not material to
Snap-on’s results of operations or financial position.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3:  Accounts Receivable

Accounts receivable include trade accounts, installment and other receivables, including the current portion of franchisee-financing receivables.  The components of Snap-on’s current accounts receivable were as follows:

	March 29,	December 29,
(Amounts in millions)	2008	2007
Trade accounts receivable	$517.3	$493.7
Installment receivables, net of unearned finance charges of $10.1 million and $8.5 million	73.8	73.4
Other accounts receivable	60.2	51.5
Total	651.3	618.6
Allowance for doubtful accounts	(31.0)	(31.7)
Total accounts receivable — net	$620.3	$586.9

Long-term accounts receivable is classified in “Other assets” on the accompanying Condensed Consolidated Balance Sheets and is comprised of installment and other receivables, including franchisee-financing receivables, with payment terms beyond one year.  As of March 29, 2008, long-term accounts receivable totaled $79.3 million, net of unearned finance charges of $14.9 million.  As of December 29, 2007, long-term accounts receivable totaled $79.9 million, net of unearned finance charges of $10.7 million.

Note 4:  Inventories

Inventories by major classification were as follows:

	March 29,	December 29,
(Amounts in millions)	2008	2007
Finished goods	$324.0	$299.8
Work in progress	35.0	33.6
Raw materials	69.4	64.0
Total FIFO value	428.4	397.4
Excess of current cost over LIFO cost	(76.7)	(75.0)
Total inventories	$351.7	$322.4

Inventories accounted for using the first-in, first-out (“FIFO”) method as of March 29, 2008, and December 29, 2007, approximated 66% and 65%, respectively, of total inventories.  The company accounts for its non-U.S. inventory on the FIFO basis.  As of March 29, 2008, approximately 29% of the company’s U.S. inventory was accounted for using the FIFO basis and 71% was accounted for using the last-in, first-out (“LIFO”) basis.  There was no LIFO inventory liquidation in the three month period ended March 29, 2008; LIFO inventory liquidations resulted in a reduction of “Cost of goods sold” on the accompanying Condensed Consolidated Statements of Earnings of $1.2 million for the three month period ended March 31, 2007.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 5:  Intangible and Other Assets

Disclosures related to other intangible assets are as follows:

	March 29, 2008		December 29, 2007
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$140.6	$(13.2)	$140.3	$(10.8)
Developed technology	21.1	(6.6)	21.0	(5.3)
Internally developed software	39.7	(14.8)	37.0	(13.0)
Patents	32.3	(16.6)	33.8	(18.0)
Trademarks	2.2	(0.5)	2.0	(0.5)
Other	7.5	(0.8)	0.7	(0.6)
Total	243.4	(52.5)	234.8	(48.2)
Non-amortized trademarks	50.7	—	48.2	—
Total	$294.1	$(52.5)	$283.0	$(48.2)

The weighted-average amortization periods related to other intangible assets are as follows:

(In years)	Weighted- average Amortization
Customer relationships	16
Developed technology	5
Internally developed software	3
Patents	16
Trademarks	38
Other	45

The weighted-average amortization period for all amortizable intangibles on a combined basis is 19 years.

Amortization expense was $5.7 million and $4.4 million for the three month periods ended March 29, 2008, and March 31, 2007, respectively.  Based on current levels of amortizable intangible assets and estimated weighted-average lives, annual amortization expense is expected to be $22.9 million in 2008, $21.5 million in 2009, $17.4 million in 2010, $15.2 million in 2011, $13.2 million in 2012, and $10.6 million in 2013.

Goodwill was $855.3 million and $818.8 million at March 29, 2008, and December 29, 2007, respectively.  The increase in goodwill from year-end 2007 levels primarily resulted from currency translation of $32.6 million and preliminary purchase accounting adjustments related to the Wanda Snap-on acquisition.  See Note 2 for additional information on the company’s acquisition of Wanda Snap-on.

The company has various insurance policies on the lives of certain former executive officers.  Snap-on’s investment in these policies is recorded net of policy loans in “Other assets” on the accompanying Condensed Consolidated Balance Sheets.  The policy loans carry a variable interest rate (currently at 5.52%), require interest only payments annually, and

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

are collateralized by the cash value of the life insurance policies.  The interest rate charged on the policy loans may be adjusted annually based on a corporate bond yield as published by Moody’s Investors Service.  A summary of the net cash value of life insurance as of March 29, 2008, and December 29, 2007, is as follows:

	March 29,	December 29,
(Amounts in millions)	2008	2007
Cash surrender value of life insurance	$8.4	$8.3
Policy loans outstanding	(5.9)	(5.9)
Net cash value of life insurance	$2.5	$2.4

Note 6:  Exit and Disposal Activities

Snap-on recorded costs associated with exit and disposal activities of $4.6 million and $8.2 million for the three month periods ended March 29, 2008, and March 31, 2007, respectively.

	Three Months Ended
	March 29,	March 31,
(Amounts in millions)	2008	2007
Exit and disposal costs:
Cost of goods sold	$2.1	$5.7
Operating expenses	2.5	2.5
Total expense	$4.6	$8.2

Of the $4.6 million and $8.2 million of costs incurred during the three month periods ended March 29, 2008, and March 31, 2007, $3.9 million and $4.4 million, respectively, qualified for accrual treatment.  Costs associated with exit and disposal activities in 2008 primarily related to headcount reductions from (i) the realignment of the field sales organization in the United States; (ii) the consolidation of sales and services support in Europe; and (iii) various management and other realignment actions at other Snap-on facilities.

Snap-on’s exit and disposal accrual activity for the first quarter of 2008 was as follows:

	Balance at			Balance at
(Amounts in millions)	December 29, 2007	Additions	Usage	March 29, 2008
Severance costs:
Commercial & Industrial	$7.7	$1.3	$(0.6)	$8.4
Snap-on Tools	0.8	0.9	(0.3)	1.4
Diagnostics & Information	3.2	1.5	(1.2)	3.5
Facility-related costs:
Snap-on Tools	0.1	0.2	—	0.3
Diagnostics & Information	0.3	—	(0.3)	—
Corporate	0.1	—	—	0.1
Total	$12.2	$3.9	$(2.4)	$13.7

Exit and disposal accrual usage totaled $2.4 million during the three month period ended March 29, 2008.  Since year-end 2007,
Snap-on has reduced headcount by approximately 60 employees as part of its restructuring actions.  While the majority of the exit and disposal accrual will be utilized in 2008, certain facility-related costs will extend beyond 2008 primarily due to longer-term lease obligations.

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

Note 7: Income Taxes

Snap-on’s effective income tax rate on earnings before minority interests and equity earnings was 33.4% in the first quarter of 2008 and 33.9% in the first quarter of 2007.   During the next 12 months, the company does not anticipate significant changes to the total amount of unrecognized tax benefits.

Note 8:  Short-term and Long-term Debt

As of March 29, 2008, notes payable and long-term debt was $523.2 million.  As of December 29, 2007, notes payable and long-term debt was $517.9 million.  Notes payable and current maturities of long-term debt of $20.5 million at March 29, 2008, included $15.9 million of notes payable and $4.6 million of current maturities of long-term debt.  No commercial paper was outstanding at March 29, 2008, or December 29, 2007.  Long-term debt of $502.7 million as of March 29, 2008, includes $200 million of unsecured 6.25% notes, $150 million of unsecured 5.50% notes, $150 million of unsecured floating rate notes, and $2.7 million of other long-term debt.

CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis.  As of March 29, 2008, and December 29, 2007, no amounts were loaned to SOC by either Snap-on or CIT pursuant to this agreement.

As of March 29, 2008, Snap-on had a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of March 29, 2008, Snap-on was in compliance with all covenants of this revolving credit facility.

As of March 29, 2008, Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit, including a $10 million line of credit that expires on July 29, 2008, and a $10 million line of credit that expires on August 31, 2008.  As of March 29, 2008, Snap-on had $520 million of unused available debt capacity under the terms of its revolving credit facility and its committed bank lines of credit.

Note 9:  Financial Instruments

Snap-on accounts for its hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149.  These standards require that all derivative instruments be reported in the Consolidated Financial Statements at fair value.  Changes in the fair value of derivatives are to be recorded each period in earnings or on the accompanying Consolidated Balance Sheets in “Accumulated other comprehensive income (loss),” depending on the type of hedged transaction and whether the derivative is designated and effective as part of a hedged transaction.  Gains or losses on derivative instruments recorded in “Accumulated other comprehensive income (loss)” must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item and the ineffective portion of all hedges must be recognized in earnings in the period such portion is determined to be ineffective.

Snap-on uses derivative instruments to manage well-defined interest rate and foreign currency exposures. Snap-on does not use derivative instruments for speculative or trading purposes.  The criteria used to determine if hedge accounting

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

At March 29, 2008, Snap-on had $189.6 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $78.5 million in Swedish kronor, $55.9 million in euros, $21.8 million in Australian dollars, $21.2 million in British pounds, $5.8 million in Singapore dollars, $4.6 million in Canadian dollars, and $5.0 million in other currencies, and various sell contracts in other currencies totaling $3.2 million. At December 29, 2007, Snap-on had $156.1 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $65.1 million in Swedish kronor, $44.4 million in euros, $21.8 million in Australian dollars, $16.4 million in British pounds, $3.5 million in Canadian dollars, $2.7 million in Singapore dollars, and $5.7 million in other currencies, and various sell contracts in other currencies of $3.5 million.  The majority of Snap-on’s forward exchange contracts are not designated as hedges under SFAS No. 133.  The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) — net” on the accompanying Condensed Consolidated Statements of Earnings.

Interest Rate Swap Agreements:  Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense.  For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings.  For cash flow hedges, the effective portion of the change in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss),” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to interest expense.  The notional amount of interest rate swaps outstanding and designated as fair value hedges was $50 million at both March 29, 2008, and December 29, 2007.

Changes in the fair value of derivative financial instruments qualifying for hedge accounting are reflected as derivative assets or liabilities with the ineffective portion of gains or losses reflected in earnings in the period of change.  For all fair value hedges qualifying for hedge accounting, the net accumulated derivative asset at March 29, 2008, was $1.5 million.  At March 29, 2008, the maximum maturity date of any fair value hedge was four years.  During the first quarter of 2008, cash flow hedge and fair value hedge ineffectiveness was not material.

Counterparty Risk:  Snap-on is exposed to credit losses in the event of non-performance by the counterparties to its interest rate swap and foreign exchange contracts.  Snap-on does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparties and enters into agreements only with financial institution counterparties with a credit rating of A- or better.  Snap-on does not anticipate non-performance by its counterparties.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10:  Pension Plans

Snap-on’s net pension expense included the following components:

	Three Months Ended
	March 29,	March 31,
(Amounts in millions)	2008	2007
Service cost	$5.4	$5.9
Interest cost	13.4	12.4
Expected return on assets	(17.1)	(16.1)
Actuarial loss	0.2	1.8
Prior service cost	0.3	0.3
Net transition asset	—	(0.1)
Net pension expense	$2.2	$4.2

In 2008, Snap-on expects to make contributions of approximately $10.0 million and $1.2 million to its foreign and domestic pension plans, respectively.

Note 11:  Retiree Health Care

Snap-on’s net postretirement health care benefits expense included the following components:

	Three Months Ended
	March 29,	March 31,
(Amounts in millions)	2008	2007
Service cost	$0.1	$0.1
Interest cost	1.1	1.0
Expected return on plan assets	(0.3)	—
Unrecognized net gain	(0.3)	(0.1)
Prior service credit	(0.1)	(0.3)
Net postretirement expense	$0.5	$0.7

Note 12:  Stock-Based Compensation

The 2001 Incentive Stock and Awards Plan, as Amended (“2001 Plan”), which was approved by shareholders in 2001 and amended and approved by shareholders in 2006, provides for the grant of stock options, performance share awards and restricted stock awards.  As of March 29, 2008, the 2001 Plan had 2,739,526 shares available for future grants; the company uses treasury stock to deliver shares issued under the 2001 Plan.

The compensation cost charged against income for the 2001 Plan was $3.7 million and $3.9 million for the three month periods ended March 29, 2008, and March 31, 2007, respectively.  Cash received from option exercises during the three month periods ended March 29, 2008, and March 31, 2007, totaled $11.2 million and $13.8 million, respectively.  The tax benefit realized from the exercise of share-based payment arrangements was $6.5 million and $2.5 million for the three month periods ended March 29, 2008, and March 31, 2007, respectively.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Stock Options

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant and have a contractual term of ten years.  Grants made prior to 2007 vest in two annual increments beginning on the first anniversary following the grant date of the award.  Beginning in 2007, most stock option grants vest over a three-year period beginning on the first anniversary following the grant date of the award.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model.  The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the expected term of options granted (based on the period of time that options granted are expected to be outstanding). Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option.  The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option.  The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three month periods ended March 29, 2008, and March 31, 2007, using the Black-Scholes valuation model:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Expected term of option (in years)	5.72	6.30
Expected volatility factor	25.96%	25.78%
Expected dividend yield	2.79%	3.05%
Risk-free interest rate	2.71%	4.69%

A summary of stock option activity as of and for the three month period ended March 29, 2008, is presented below:

	Shares (in thousands)	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 29, 2007	2,350	$37.98
Granted	529	51.73
Exercised	(386)	33.13
Forfeited or expired	(12)	47.50
Outstanding at March 29, 2008	2,481	41.55	7.37	$20.6
Exercisable at March 29, 2008	1,655	36.79	6.32	20.6
(*) Weighted-average

The weighted-average grant date fair value of options granted during the three month periods ended March 29, 2008, and March 31, 2007, was $10.75 and $12.14, respectively.  The intrinsic value of options exercised during the three month periods ended March 29, 2008, and March 31, 2007, was $6.9 million and $6.5 million, respectively.  The fair value of stock options vested during the three month periods ended March 29, 2008, and March 31, 2007, was $6.3 million and $4.2 million, respectively.

As of March 29, 2008, there was $8.7 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.8 years.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Performance Awards

Performance awards granted in 2006, 2007 and 2008 pursuant to the 2001 Plan are earned and expensed using the fair value of the performance award over a contractual term of three years based on the company’s performance.  Vesting of the performance awards is dependent upon performance relative to pre-defined goals for revenue growth and return on assets for the applicable three-year grant period.  For performance achieved above a certain level, the recipient may earn additional cash units, not to exceed 50% of the number of performance awards initially awarded.  Each additional cash unit represents the right to receive cash equal to the fair market value of a share of Snap-on common stock on the respective date of grant.  The grant date fair value of common stock was $39.35 for grants issued in 2006, $50.22 for grants issued in 2007, and $51.75 for grants issued in 2008.

The fair value of the performance awards are estimated on the date of grant using the Black-Scholes valuation model.  The company uses the vesting period of the performance awards as the expected term of the awards granted.  Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the performance award.  The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the length of time corresponding to the expected term of the performance award.  The following weighted-average assumptions were used in calculating the fair value of performance awards granted during the three month periods ended March 29, 2008, and March 31, 2007, using the Black-Scholes valuation model:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Expected term of performance award (in years)	3.0	3.0
Expected volatility factor	26.16%	20.52%
Risk-free interest rate	2.11%	4.73%

The weighted-average grant date fair value of performance awards granted during the three month periods ended March 29, 2008, and March 31, 2007, was $51.75 and $50.22, respectively.  Performance share awards of 91,977 shares were paid out during the three month period ended March 29, 2008; no performance share awards were paid out during the three month period ended March 31, 2007.  As performance share awards generally vest only at the end of the performance award period, no shares vested during the three month periods ended March 29, 2008, and March 31, 2007.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The status of the company’s non-vested performance share awards and changes during the three month period ended March 29, 2008, is presented below:

	Shares (in thousands)	Grant-Date Fair Value (*)
Non-vested performance awards at December 29, 2007	367	$42.20
Granted	179	51.75
Vested	—	—
Forfeited or expired	—	—
Non-vested performance awards at March 29, 2008	546	46.87
(*) Weighted-average

As of March 29, 2008, there was $17.7 million of unrecognized compensation cost related to non-vested performance share awards granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.1 years.

Stock Appreciation Rights (“SARs”)

The company also issues SARs to certain key non-U.S. employees.  SARs are granted with an exercise price equal to the market value of a share of Snap-on’s common stock on the date of grant and have a contractual term of ten years and, for SARs granted prior to 2007, vest in two annual increments beginning on the first anniversary following the grant date of the award.  Starting in 2007, SARs granted vest over a three-year period beginning on the first anniversary following the grant date of the award.  SARs provide for the cash payment of the excess of the fair market value of Snap-on’s common stock price on the date of exercise over the grant price.  SARs have no effect on dilutive shares or shares outstanding as any appreciation of Snap-on’s common stock value over the grant price is paid in cash and not in common stock.

The fair value of SARs is remeasured each reporting period using the Black-Scholes valuation model.  The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding.  Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs.  The expected dividend yield is based on the company’s historical dividend payments.  The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs.  The following weighted-average assumptions were used in calculating the fair value of SARs granted during the three month periods ended March 29, 2008, and March 31, 2007, using the Black-Scholes valuation model:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Expected term of SARs (in years)	5.65	5.97
Expected volatility factor	25.85%	24.28%
Expected dividend yield	2.88%	3.08%
Risk-free interest rate	2.51%	4.55%

The total intrinsic value of SARs exercised during the three month periods ended March 29, 2008, and March 31, 2007, was $0.1 million and $0.5 million, respectively.  The total fair value of SARs vested during the three month periods ended March 29, 2008, and March 31, 2007, was $0.9 million and $1.5 million, respectively.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The status of the company’s non-vested SARs as of March 29, 2008, is presented below:

	SARs (in thousands)	Fair Value (*)
Non-vested SARs at December 29, 2007	186	$9.24
Granted	117	10.29
Vested	(81)	—
Forfeited or expired	—	—
Non-vested SARs at March 29, 2008	222	9.54
(*) Weighted-average

As of March 29, 2008, there was $1.7 million of unrecognized compensation cost related to non-vested SARs granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.5 years.

Note 13:  Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Weighted-average common shares outstanding	57,503,289	58,202,133
Dilutive effect of stock-based instruments	683,269	811,825
Weighted-average common shares outstanding, assuming dilution	58,186,558	59,013,958

The dilutive effect of the potential exercise of outstanding stock-based instruments to purchase common shares is calculated using the treasury stock method.  Options to purchase 307,158 shares and 664,265 shares of Snap-on common stock for the three month periods ended March 29, 2008, and March 31, 2007, respectively, were not included in the computations of diluted earnings per share as the exercise price of the options was greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

Note 14:  Comprehensive Income

Total comprehensive income for the three month periods ended March 29, 2008, and March 31, 2007, was as follows:

	Three Months Ended
	March 29,	March 31,
(Amounts in millions)	2008	2007
Net earnings	$56.6	$39.0
Foreign currency translation	72.1	5.8
Change in fair value of derivative instruments, net of tax	—	0.1
Total comprehensive income	$128.7	$44.9

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 15:  Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded.  Snap-on calculates its reserve requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience.  The following summarizes Snap-on’s product warranty accrual activity for the three month periods ended March 29, 2008, and March 31, 2007:

	Three Months Ended
	March 29,	March 31,
(Amounts in millions)	2008	2007
Warranty reserve:
Beginning of period	$17.1	$17.3
Additions	2.5	3.8
Usage	(2.6)	(4.2)
End of period	$17.0	$16.9

Snap-on has credit risk exposure for certain SOC-originated contracts for franchisee van loans with recourse provisions to Snap-on. At March 29, 2008, and December 29, 2007, $15.6 million and $16.1 million of loans, respectively, with terms ranging from six months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for franchisee van loans with recourse as of March 29, 2008, was not material.

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results will not have a material impact on Snap-on’s consolidated financial position or results of operations.

Note 16: Discontinued Operations

On June 29, 2007, Snap-on sold its Sun Electric Systems (“SES”) business based in the Netherlands for a nominal cash purchase price.   Certain prior year amounts were reclassified on the accompanying Condensed Consolidated Statements of Earnings to reflect the sale of the SES business as “Discontinued operations, net of tax.”   The company recorded an after-tax loss of $8.0 million, or $0.14 per diluted share, in its 2007 full-year results of operations related to (i) the second-quarter sale of the SES business; and (ii) the results of operations of the SES business through the June 29, 2007, disposition date.  In the first quarter of 2007, the SES business had $4.0 million of net sales and $1.0 million of income from operations, net of tax.  For segment reporting purposes, the results of operations of SES were previously included in the Diagnostics & Information Group.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 17:  Other Income (Expense) - Net

“Other income (expense) — net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended
(Amounts in millions)	March 29, 2008	March 31, 2007
Interest income	$2.4	$1.3
Foreign exchange loss	(0.6)	(0.6)
Other	(0.8)	(0.6)
Total other income (expense) — net	$1.0	$0.1

Note 18: Fair Value Measurements

Short-term derivative assets and liabilities measured at Level 1 fair value on a recurring basis include the following:

(Amounts in millions)	March 29, 2008
Assets:
Short-term derivative	$10.8
Liabilities:
Short-term derivative	(3.2)
Total	$7.6

The fair values of both the derivative assets and liabilities are measured using quoted prices in active markets for identical assets and liabilities. The short-term derivative assets and liabilities contain foreign exchange forward contracts that are valued quarterly based on exchange rates quoted by domestic and foreign banks for identical instruments.  The short-term derivative assets and liabilities are included in “Prepaid expenses and other assets,” and “Other accrued liabilities,” respectively, on the accompanying Condensed Consolidated Balance Sheets.   See Note 9 for additional information on the company’s financial instruments.

Note 19:  Segments

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

and intersegment net sales.  Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments.  Identifiable assets by segment are those assets used in the respective reportable segment’s operations.  Intersegment amounts are eliminated to arrive at consolidated financial results.

Financial data by segment was as follows:

	Three Months Ended
	March 29,	March 31,
(Amounts in millions)	2008	2007
Net sales:
Commercial & Industrial Group	$356.7	$321.8
Snap-on Tools Group	289.3	288.5
Diagnostics & Information Group	155.0	163.8
Segment net sales	801.0	774.1
Intersegment eliminations	(79.4)	(68.4)
Total net sales	$721.6	$705.7
Financial services revenue	25.4	13.4
Total revenues	$747.0	$719.1

Operating earnings:
Commercial & Industrial Group	$38.2	$28.1
Snap-on Tools Group	34.4	29.3
Diagnostics & Information Group	20.4	20.6
Financial Services	12.8	3.7
Segment operating earnings	105.8	81.7
Corporate	(12.6)	(13.0)
Operating earnings	$93.2	$68.7
Interest expense	(9.5)	(11.3)
Other income (expense) — net	1.0	0.1
Earnings from income taxes, minority interests and equity earnings (loss)	$84.7	$57.5

	March 29,	December 29,
(Amounts in millions)	2008	2007
Assets:
Commercial & Industrial Group	$1,202.0	$1,113.9
Snap-on Tools Group	465.3	429.9
Diagnostics & Information Group	807.0	808.2
Financial Services	182.5	171.5
Total assets from reportable segments	$2,656.8	$2,523.5
Corporate	302.2	284.5
Elimination of intersegment receivables	(48.7)	(42.9)
Total assets	$2,910.3	$2,765.1

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements:

Statements in this document that are not historical facts, including statements that (i) are in the future tense; (ii) include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on Incorporated (“Snap-on” or “the company”) or its management; (iii) are specifically identified as forward-looking; or (iv) describe Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, as well as those factors discussed in its Annual Report on Form 10-K for the fiscal year ended December 29, 2007, which are incorporated herein by reference, could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain efficiencies and savings from its Rapid Continuous Improvement (“RCI”) and other cost reduction initiatives, including its ability to implement reductions in workforce, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and lost revenues.  These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby enhance their sales and profitability, introduce successful new products, successfully integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, litigation challenges and external negative factors including significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations; and the impact of legal proceedings, energy and raw material supply and pricing, including steel and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs,  the impacts of non-strategic business and/or product line rationalizations, and terrorist disruptions on business.  Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.  Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

RESULTS OF OPERATIONS

Results of operations for the three month periods ended March 29, 2008, and March 31, 2007, are as follows:

	Three Months Ended
(Amounts in millions)	March 29, 2008		March 31, 2007		Change
Net sales	$721.6	100.0%	$705.7	100.0%	$15.9	2.3%
Cost of goods sold	(395.7)	-54.8%	(395.8)	-56.1%	0.1	—
Gross profit	325.9	45.2%	309.9	43.9%	16.0	5.2%

Financial services revenue	25.4	100.0%	13.4	100.0%	12.0	89.6%
Financial services expenses	(12.6)	-49.6%	(9.7)	-72.4%	(2.9)	-29.9%
Operating income from financial services	12.8	50.4%	3.7	27.6%	9.1	245.9%

Operating expenses	(245.5)	-34.0%	(244.9)	-34.7%	(0.6)	-0.2%
Operating earnings	93.2	12.5%	68.7	9.6%	24.5	35.7%

Interest expense	(9.5)	-1.3%	(11.3)	-1.6%	1.8	15.9%
Other income (expense) — net	1.0	0.1%	0.1	—	0.9	NM
Earnings before income taxes, minority interests and equity earnings (loss)	84.7	11.3%	57.5	8.0%	27.2	47.3%
Income tax expense	(28.3)	-3.7%	(19.5)	-2.7%	(8.8)	-45.1%
Earnings before minority interests and equity earnings (loss)	56.4	7.6%	38.0	5.3%	18.4	48.4%
Minority interests and equity earnings (loss), net of tax	0.2	—	—	—	0.2	NM
Net earnings from continuing operations	56.6	7.6%	38.0	5.3%	18.6	48.9%
Discontinued operations, net of tax	—	—	1.0	0.1%	(1.0)	NM
Net earnings	$56.6	7.6%	$39.0	5.4%	$17.6	45.1%

NM:  Not meaningful

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

Net sales in the first quarter of 2008 increased $15.9 million, or 2.3%, from 2007 levels, including $33.2 million from currency translation.  Higher sales of tools to industrial customers, increased sales of diagnostics and information products, and continued sales growth in emerging markets were more than offset by $19.5 million of lower sales from the timing of Original Equipment Manufacturer (“OEM”) essential tool and facilitation programs and by lower sales in the company’s North American franchise operations.

Sales in the Commercial & Industrial Group increased $34.9 million, or 10.8%, year over year, primarily due to $24.0 million of currency translation and $10.9 million of higher sales.  The $10.9 million sales increase primarily reflects higher sales of tools to industrial customers, continued strong sales growth in emerging markets and increased sales of power tools, partially offset by lower sales of professional tools in southern Europe.  First quarter 2008 sales in the Snap-on Tools Group of $289.3 million were up slightly from $288.5 million in the first quarter of 2007 as the impacts of $7.5

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

million of currency translation and higher sales in the company’s international franchise operations were largely offset by lower North American franchise sales. In the Diagnostics & Information Group, sales of $155.0 million were down $8.8 million, or 5.4%, from 2007 levels as higher sales of diagnostics and information products, along with $2.7 million of currency translation, were more than offset by $19.5 million of lower OEM sales.  The reduction in OEM sales is primarily a consequence of the first quarter 2007 rollout of a major essential tool program in North America and the continued impact of the wind down of a facilitation program in Europe.

Gross profit in the first quarter of 2008 was $325.9 million, or 45.2% of net sales, as compared to $309.9 million, or 43.9% of net sales, in 2007.  The $16.0 million improvement in 2008 gross profit includes $11.4 million of currency translation, $6.8 million of savings from efficiency, productivity and cost reduction (“Rapid Continuous Improvement” or “RCI”) initiatives, $3.6 million of lower restructuring costs, and $2.1 million of lower year-over-year “last-in, first-out” (“LIFO”) related inventory expenses.  These gross profit improvements were partially offset by the impacts of lower organic (excluding currency) sales volume and $5.6 million of increased production and material costs.  Gross profit margin of 45.2% in 2008, which improved 130 basis points (100 basis points equals 1.0 percent) from 43.9% in 2007, also benefited from an improved product mix that included higher sales of diagnostics and information products (at higher relative gross margins) and lower OEM sales (at lower relative gross margins).

Operating expenses in the first quarter of 2008 were $245.5 million, as compared to $244.9 million in 2007.  The $0.6 million increase in year-over-year operating expenses primarily includes $8.6 million of unfavorable currency translation and $2.4 million of increased spending to further expand the company’s presence in emerging growth markets and lower-cost regions.  These operating expense increases were largely offset by $6.3 million of benefits from ongoing RCI initiatives, $4.6 million of lower franchisee termination costs, and lower volume-related expenses.  As a percentage of net sales, operating expenses improved 70 basis points to 34.0% in the first quarter of 2008, as compared to 34.7% in 2007.

Operating income from Financial Services was $12.8 million on revenue of $25.4 million in the first quarter of 2008, as compared with $3.7 million of operating income on revenue of $13.4 million in 2007.  The year-over-year increase in revenue and operating income primarily reflects the impact of higher customer yields as a result of lower market discount rates.

Consolidated operating earnings in the first quarter of 2008 were $93.2 million, an increase of 35.7% from the $68.7 million achieved in the first quarter of 2007.  Currency translation contributed $3.0 million of the $24.5 million increase in year-over-year operating earnings.

Interest expense of $9.5 million in the first quarter of 2008 was down $1.8 million from the prior year primarily due to declining interest rates.

Other (income) expense — net was income of $1.0 million in the first quarter of 2008, as compared to income of $0.1 million in 2007.  Other income primarily includes interest income and hedging and currency exchange rate transaction gains and losses.  See Note 17 to the Condensed Consolidated Financial Statements for further information on Other (income) expense — net.

Snap-on’s effective income tax rate on earnings before minority interests and equity earnings was 33.4% in the first quarter of 2008 and 33.9% in the first quarter of 2007.   Snap-on anticipates that its full-year effective income tax rate on earnings before minority interests and equity earnings will approximate 33.4% in 2008.  See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

On March 5, 2008, Snap-on acquired a 60% interest in Zhejiang Wanda Tools Co., Ltd. (“Wanda Snap-on), a tool manufacturer in China for a preliminary cash purchase price of $14.7 million, including an estimated $1.1 million of

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

transaction costs.  The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions.  For segment reporting purposes, the results of Wanda Snap-on, which have been included in Snap-on’s consolidated financial statements since the date of acquisition, are included in the Commercial & Industrial Group.  The net sales and operating earnings impact of the acquisition were not material to Snap-on’s first quarter results of operations or financial position.

On June 29, 2007, Snap-on sold its Sun Electric Systems (“SES”) business based in the Netherlands for a nominal cash purchase price.  The first quarter 2007 net operating results of SES are included in “Discontinued operations, net of tax” on the accompanying Condensed Consolidated Statements of Earnings.  For segment reporting purposes, the results of operations of SES were previously included in the Diagnostics & Information Group.

Net earnings from continuing operations in the first quarter of 2008 were $56.6 million, or $0.97 per diluted share, as compared with $38.0 million, or $0.64 per diluted share, in 2007.  Net earnings in the first quarter of 2008 were $56.6 million, or $0.97 per diluted share, as compared with $39.0 million, or $0.66 per diluted share, in 2007.

Exit and Disposal Activities

Snap-on recorded costs of $4.6 million for exit and disposal activities in the first quarter of 2008 as compared to $8.2 million of such costs in the first quarter of 2007.  Snap-on anticipates full-year 2008 restructuring costs to be in a range of $15 million to $20 million as compared to the $26.3 million incurred in full-year 2007.

Snap-on is continually evaluating the long-term strategic fit of its various businesses and/or product lines.  Additional exit and/or disposal charges may be incurred in the event the company decides to exit certain non-strategic businesses and/or product lines that no longer fit with the company’s core strategies.  See Note 6 to the Condensed Consolidated Financial Statements for further information on Snap-on’s exit and disposal activities.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	March 29, 2008		March 31, 2007		Change
External net sales	$316.1	88.6%	$283.5	88.1%	$32.6	11.5%
Intersegment net sales	40.6	11.4%	38.3	11.9%	2.3	6.0%
Segment net sales	356.7	100.0%	321.8	100.0%	34.9	10.8%
Cost of goods sold	(223.8)	-62.7%	(208.2)	-64.7%	(15.6)	-7.5%
Gross profit	132.9	37.3%	113.6	35.3%	19.3	17.0%
Operating expenses	(94.7)	-26.6%	(85.5)	-26.6%	(9.2)	-10.8%
Segment operating earnings	$38.2	10.7%	$28.1	8.7%	$10.1	35.9%

Segment net sales in the first quarter of 2008 increased $34.9 million, or 10.8%, from 2007 levels, including $24.0 million of currency translation and $10.9 million of higher sales.  The $10.9 million sales increase primarily reflects higher sales of tools to industrial customers, continued strong sales growth in emerging markets and increased sales of power tools, partially offset by lower sales of professional tools in southern Europe.

Segment gross profit of $132.9 million in the first quarter of 2008 was up $19.3 million, or 200 basis points, over 2007 levels.  The year-over-year improvement in gross profit includes $7.5 million of currency translation, benefits from the higher sales and pricing, $5.0 million of savings from ongoing RCI and other cost reduction initiatives, and $4.2 million of lower restructuring costs.  These gross profit improvements were partially offset by $2.9 million of higher production and material costs.  Operating expenses of $94.7 million were up $9.2 million from 2007 levels primarily due to $5.9 million of unfavorable currency translation, $2.4 million of increased spending to further expand the company’s sales and manufacturing presence in emerging growth markets and lower-cost regions, $2.4 million of higher volume-related and other expenses, and $0.3 million of increased restructuring costs.  These increases in operating expenses were partially offset by $1.8 million of savings from cost reduction and RCI initiatives.  As a result of these factors, segment operating earnings in the first quarter of 2008 increased $10.1 million from 2007 levels and, as a percentage of net sales, improved from 8.7% in 2007 to 10.7% in 2008.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	March 29, 2008		March 31, 2007		Change
Segment net sales	$289.3	100.0%	$288.5	100.0%	$0.8	0.3%
Cost of goods sold	(164.0)	-56.7%	(163.3)	-56.6%	(0.7)	-0.4%
Gross profit	125.3	43.3%	125.2	43.4%	0.1	0.1%
Operating expenses	(90.9)	-31.4%	(95.9)	-33.2%	5.0	5.2%
Segment operating earnings	$34.4	11.9%	$29.3	10.2%	$5.1	17.4%

Segment net sales in the first quarter of 2008 of $289.3 million were up slightly from 2007 levels as the impacts of $7.5 million of currency translation and continued higher sales in the company’s international franchise operations were largely offset by a decline in North American franchise sales.  In the United States, sales to franchisees declined 3.1% year over year primarily due to a 1.4% decline in the number of vans, the impact associated with the first quarter 2007 introduction of the company’s new mid-tier product line, and lower sales of higher-priced tool storage and equipment products.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment gross profit of $125.3 million in the first quarter of 2008 was up slightly from $125.2 million in the first quarter of 2007 as the impacts of the lower organic (excluding currency) sales and $1.7 million of higher production and material costs were more than offset by $3.2 million of currency translation, $2.1 million of lower LIFO-related inventory costs, $1.8 million of benefits from RCI initiatives, and $0.6 million of lower restructuring costs.  Operating expenses of $90.9 million declined $5.0 million from prior-year levels primarily due to $4.6 million of lower franchisee termination costs as a result of the company’s ongoing efforts to enhance the operating and financial performance of its franchisees.  Operating expenses were also down year over year as benefits from RCI initiatives of $1.3 million and lower volume-related expenses were partially offset by $1.8 million of unfavorable currency translation.  As a result of these factors, segment operating earnings in the first quarter of 2008 increased $5.1 million from 2007 levels and, as a percentage of net sales, improved from 10.2% in 2007 to 11.9% in 2008.

Diagnostics & Information Group

	Three Months Ended
(Amounts in millions)	March 29, 2008		March 31, 2007		Change
External net sales	$116.2	75.0%	$133.7	81.7%	$(17.5)	-13.1%
Intersegment net sales	38.8	25.0%	30.1	18.3%	8.7	28.9%
Segment net sales	155.0	100.0%	163.8	100.0%	(8.8)	-5.4%
Cost of goods sold	(87.3)	-56.3%	(92.7)	-56.6%	5.4	5.8%
Gross profit	67.7	43.7%	71.1	43.4%	(3.4)	-4.8%
Operating expenses	(47.3)	-30.5%	(50.5)	-30.8%	3.2	6.3%
Segment operating earnings	$20.4	13.2%	$20.6	12.6%	$(0.2)	-1.0%

Segment sales of $155.0 million were down $8.8 million, or 5.4%, from the prior year.  Higher sales of diagnostics and Mitchell1™ information products and $2.7 million of currency translation were more than offset by $19.5 million of lower OEM sales.  The lower OEM sales primarily resulted from the first quarter 2007 rollout of a major essential tool program in North America and the continued impact of the wind down of a facilitation program in Europe.

Segment gross profit of $67.7 million in the first quarter of 2008 decreased $3.4 million from 2007 levels as the impacts of lower sales and $1.2 million of increased restructuring costs were partially offset by higher gross profit contributions from a more favorable product mix and $0.7 million of currency translation.  Operating expenses of $47.3 million were down $3.2 million from 2007 levels as savings from RCI initiatives of $4.5 million and lower volume-related expenses were partially offset by $0.9 million of unfavorable currency translation and $0.3 million of higher restructuring costs.  As a result of these factors, segment operating earnings, as a percentage of net sales, improved from 12.6% in 2007 to 13.2% in 2008.

Financial Services

	Three Months Ended
(Amounts in millions)	March 29, 2008		March 31, 2007		Change
Financial services revenue	$25.4	100.0%	$13.4	100.0%	$12.0	89.6%
Financial services expenses	(12.6)	-49.6%	(9.7)	-72.4%	(2.9)	-29.9%
Segment operating income	$12.8	50.4%	$3.7	27.6%	$9.1	245.9%

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Operating income was $12.8 million on revenue of $25.4 million in the first quarter of 2008, as compared with $3.7 million of operating income on revenue of $13.4 million in 2007.  The increase in both revenue and operating income primarily reflects the impact of higher customer yields as a result of lower market discount rates.  Originations of $139.7 million in the first quarter of 2008 were up $7.3 million, or 5.5%, from comparable 2007 levels.

Corporate

Corporate expenses totaled $12.6 million in the first quarter of 2008 and $13.0 million in the first quarter of 2007.

FINANCIAL CONDITION

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations, coupled with its sources of borrowings, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases and dividend payments.  Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost.  As of the close of business on April 18, 2008, Snap-on’s long-term debt and commercial paper was rated A3 and P-2 by Moody’s Investors Service and A- and A-2 by Standard & Poor’s.  Snap-on believes that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.

Snap-on has been focused on improving asset utilization by making more effective use of its investment in certain working capital items.  The company assesses management’s operating performance and effectiveness relative to the components of working capital, particularly accounts receivable and inventories, that are more directly impacted by operational decisions.

As of March 29, 2008, working capital (defined as current assets less current liabilities) was $609.8 million, as compared to $548.2 million as of December 29, 2007.  The following represents the company’s working capital position as of March 29, 2008, and December 29, 2007:

	March 29,	December 29,
(Amounts in millions)	2008	2007
Cash and cash equivalents	$114.3	$93.0
Accounts receivable — net of allowances	620.3	586.9
Inventories	351.7	322.4
Other current assets	178.6	185.1
Total current assets	1,264.9	1,187.4

Accounts payable	(197.1)	(171.6)
Notes payable and current maturities of long-term debt	(20.5)	(15.9)
Other current liabilities	(437.5)	(451.7)
Total current liabilities	(655.1)	(639.2)
Total working capital	$609.8	$548.2

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Accounts receivable at the end of the first quarter of 2008 was $620.3 million, up $33.4 million from year-end 2007 levels, including $16.2 million from currency translation.  At the end of the first quarter of 2008, days sales outstanding was 76 days, up from 73 days at December 29, 2007. The increase in days sales outstanding from year-end 2007 levels is primarily due to a shift in business mix that includes a higher concentration of sales and related accounts receivable outside of the United States.  Accounts receivable terms in Europe and other non-U.S. locations are typically longer than average U.S. terms.

Inventories were $351.7 million at the end of the first quarter of 2008.  The $29.3 million increase from year-end 2007 levels includes $14.0 million from currency translation and $15.3 million of higher inventories primarily to support existing and emerging-market sales growth.  Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 4.6 turns at both March 29, 2008, and March 31, 2007.  Inventory turns at year-end 2007 were 4.9 turns.  Inventories accounted for using the first-in, first-out (“FIFO”) method as of March 29, 2008, and December 29, 2007, approximated 66% and 65% of total inventories, respectively.  All other inventories are accounted for using the last-in, first-out (“LIFO”) method.  The company’s LIFO reserve was $76.7 million at March 29, 2008, and $75.0 million at year-end 2007.

As of March 29, 2008, notes payable and long-term debt was $523.2 million.  As of December 29, 2007, notes payable and long-term debt was $517.9 million.  Notes payable and current maturities of long-term debt of $20.5 million at March 29, 2008, included $15.9 million of notes payable and $4.6 million of current maturities of long-term debt.  No commercial paper was outstanding at March 29, 2008, or December 29, 2007.  Long-term debt of $502.7 million as of March 29, 2008, includes $200 million of unsecured 6.25% notes, $150 million of unsecured 5.50% notes, $150 million of unsecured floating rate notes, and $2.7 million of other long-term debt.

SOC provides a broad range of financial services to Snap-on’s U.S. franchisee and customer network and to Snap-on’s industrial and other customers. SOC sells substantially all of its originated contracts on a limited recourse basis to CIT, net of certain fees, and SOC continues to service these contracts for an estimated market-rate servicing fee.  SOC originated contracts totaling $422.7 million in full-year 2007.   CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis.  As of March 29, 2008, and December 29, 2007, no amounts were loaned to SOC by either Snap-on or CIT pursuant to this agreement.

As of March 29, 2008, Snap-on had a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of March 29, 2008, Snap-on was in compliance with all covenants of this revolving credit facility.

As of March 29, 2008, Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit, including a $10 million line of credit that expires on July 29, 2008, and a $10 million line of credit that expires on August 31, 2008.  As of March 29, 2008, Snap-on had $520 million of unused available debt capacity under the terms of its revolving credit facility and its committed bank lines of credit.

Snap-on maintains sufficient committed and uncommitted lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis.  Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facilities and committed lines of credit.  The company accesses short-term debt markets, predominantly through commercial paper issuances and bank lines of credit, to fund its short-term requirements and to ensure near-term liquidity.  Near-term liquidity requirements for Snap-on include the funding of its investments in capital expenditures, restructuring activities, payments of dividends, interest, and share repurchases.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Since 1999, CIT has been the exclusive purchaser of the credit and installment financing contracts originated by SOC in the United States.  If CIT were to no longer purchase these contracts from SOC, Snap-on believes it has alternative means to finance these contracts, including the use of its existing credit facilities.  In 2008, Snap-on expects to make contributions of approximately $10.0 million and $1.2 million to its foreign and domestic pension plans, respectively. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans.

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Cash flow provided from operating activities was $74.4 million in the first quarter of 2008 and $27.0 million in the first quarter of 2007.  The $47.4 million increase in year-over-year cash flow from operating activities primarily reflects the impacts of higher net earnings, the realization of deferred income tax benefits primarily attributable to prior-year bonus and incentive compensation paid to recipients in 2008, and net changes in operating assets and liabilities.

Capital expenditures of $15.4 million in the first quarter of 2008 were up slightly from $13.3 million in the first quarter of 2007.  Capital expenditures in 2008 mainly reflect continued levels of spending to support the company’s strategic supply chain and other growth initiatives, including the expansion of the company’s manufacturing capabilities in lower-cost regions and emerging markets, and for the replacement and enhancement of its existing global enterprise resource planning (ERP) management information system.  Snap-on anticipates full-year 2008 capital expenditures to be in a range of $55 million to $60 million.

In the first quarter of 2008, Snap-on acquired a 60% interest in Wanda Snap-on, a tool manufacturer in China, for a preliminary purchase price, net of cash acquired, of $13.4 million.

On January 12, 2007, Snap-on sold $300 million in floating and fixed rate notes consisting of $150 million of floating rate notes and $150 million of fixed rate notes.  Snap-on used the proceeds from the sale of these notes, net of $1.5 million of transaction costs, to repay commercial paper obligations issued to finance the November 2006 acquisition of Snap-on Business Solutions.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable.  During the first quarter of 2008, Snap-on repurchased 410,000 shares of common stock for $20.8 million under its previously announced share repurchase programs, as compared to repurchases of 625,000 shares of common stock for $31.2 million in the first quarter of 2007.  As of March 29, 2008, Snap-on has remaining availability to repurchase up to an additional $120.1 million in common stock pursuant to the Board of Directors’ authorizations.  The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939.  Cash dividends totaled $17.5 million in the first quarter of 2008 and $15.9 million in the first quarter of 2007.  Snap-on believes that its cash generated from operations, as well as the funds available from its credit facilities, will be sufficient to pay dividends in 2008.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of March 29, 2008.

Outlook

Snap-on expects to continue investing in its strategic growth initiatives aimed at expanding value provided to its traditional customers, penetrating new and adjacent segments, and extending its presence in the emerging markets of Asia/Pacific and Eastern Europe.

As previously communicated, Snap-on expects that its full-year 2008 sales and operating earnings will exceed 2007 levels. Snap-on incurred $4.6 million of exit and disposal costs in the first quarter of 2008 and continues to expect full year 2008 restructuring costs to be in a range of $15 million to $20 million.  Snap-on anticipates that its full year effective income tax rate on earnings before minority interests and equity earnings will approximate 33.4% in 2008.

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

Foreign Currency Risk Management:  Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations and restrictions on movement of funds. Foreign exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency.  To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments in an attempt to protect the residual net exposures.  Snap-on’s financial position and results of operations have not been materially affected by such events to date.  See Note 9 to the Condensed Consolidated Financial Statements for information on foreign currency risk management.

Interest Rate Risk Management: Snap-on’s interest rate risk management policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities. See Note 9 to the Condensed Consolidated Financial Statements for information on interest rate risk management.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at March 29, 2008, was $0.5 million on interest rate-sensitive financial instruments and $0.4 million on foreign currency-sensitive financial instruments.  The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk: Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay.  Specific credit reviews and standard industry credit scoring models are used in performing this evaluation.  Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate.  In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts for franchisee van loans with recourse provisions to Snap-on.  At March 29, 2008, $15.6 million of loans originated by SOC have a recourse provision to Snap-on if the loans become more than 90 days past due.

Counterparty Risk:  Snap-on is exposed to credit losses in the event of non-performance by the counterparties to its interest rate swap and foreign exchange contracts.  Snap-on does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparties and enters into agreements only with financial institution counterparties with a credit rating of A- or better.  Snap-on does not anticipate non-performance by its counterparties.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 29, 2008.  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 29, 2008 to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

Snap-on is in the process of developing and implementing an improved enterprise resource planning (ERP) management information system to further enhance the operational capabilities of its businesses.  In 2007 and 2008, the company has been implementing this system at certain of its North American and European locations.  As a result of, and in connection with, the implementation of the new system and processes, the company modified its internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)). Additional implementations will occur at other worldwide locations over a multi-year period.

There have not been any other changes in internal control over financial reporting that occurred during the quarter ended March 29, 2008, that have materially affected, or are reasonably likely to materially affect, Snap-on’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the first quarter of 2008, all of which were purchased pursuant to its Board of Directors’ authorizations.  Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable.  The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that may be Purchased Under the Plans (1)
12/30/07 to 01/26/08	—	N/A	—	$119.1 million
01/27/08 to 02/23/08	150,000	$50.57	150,000	$122.4 million
02/24/08 to 03/29/08	260,000	$50.67	260,000	$120.1 million

Total / Average	410,000	$50.63	410,000	N/A

(1)    Subject to further adjustment pursuant to the 1996 Authorization described below, as of the end of the third quarter of 2007, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board of Directors’ authorizations discussed below is $120.1 million.

•      In its Annual Report on Form 10-K for the fiscal year ended December 28, 1996, the company disclosed that the company’s Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”).  The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock.  Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time.  The 1996 Authorization will expire when terminated by the company’s Board.  When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $41.78, $50.95 and $48.99 per share of common stock as of the end of the 2008 fiscal months ended January 26, February 23 and March 29, respectively.

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

SNAP-ON INCORPORATED

Date: April 24, 2008	/s/ Martin M. Ellen
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