Form 10-Q
period 2008-06-28
SNAP ON INC
filed 2008-07-24
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 18, 2008
Common Stock, $1.00 par value	57,438,381 shares

PART I.	FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales	$766.1	$711.9	$1,487.7	$1,417.6
Cost of goods sold	(419.6)	(389.5)	(815.3)	(785.3)
Gross profit	346.5	322.4	672.4	632.3

Financial services revenue	18.3	14.8	43.7	28.2
Financial services expenses	(7.5)	(9.7)	(20.1)	(19.4)
Operating income from financial services	10.8	5.1	23.6	8.8

Operating expenses	(245.6)	(240.1)	(491.1)	(485.0)

Operating earnings	111.7	87.4	204.9	156.1

Interest expense	(8.8)	(11.7)	(18.3)	(23.0)
Other income (expense) – net	1.3	3.2	2.3	3.3
Earnings before income taxes, equity earnings and minority interests	104.2	78.9	188.9	136.4
Income tax expense	(34.5)	(25.1)	(62.8)	(44.6)
Earnings before equity earnings and minority interests	69.7	53.8	126.1	91.8
Equity earnings, net of tax and minority interests	(2.8)	(1.0)	(2.6)	(1.0)
Net earnings from continuing operations	66.9	52.8	123.5	90.8
Discontinued operations, net of tax	–	(9.0)	–	(8.0)
Net earnings	$66.9	$43.8	$123.5	$82.8

Basic earnings per common share:
Earnings from continuing operations	$1.16	$0.91	$2.15	$1.56
Loss from discontinued operations	–	(0.16)	–	(0.14)
Net earnings per share	$1.16	$0.75	$2.15	$1.42

Diluted earnings per common share:
Earnings from continuing operations	$1.15	$0.90	$2.12	$1.54
Loss from discontinued operations	–	(0.16)	–	(0.14)
Net earnings per share	$1.15	$0.74	$2.12	$1.40

Weighted-average shares outstanding:
Basic	57.6	58.1	57.6	58.2
Effect of dilutive options	0.5	0.7	0.6	0.7
Diluted	58.1	58.8	58.2	58.9

Dividends declared per common share	$0.30	$0.27	$0.60	$0.54

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	June 28,	December 29,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$140.6	$93.0
Accounts receivable – net of allowances	617.5	586.9
Inventories	378.1	322.4
Deferred income tax assets	84.3	87.0
Prepaid expenses and other assets	87.3	98.1
Total current assets	1,307.8	1,187.4

Property and equipment
Land	23.9	22.9
Buildings and improvements	236.0	224.1
Machinery and equipment	573.0	544.7
	832.9	791.7
Accumulated depreciation and amortization	(501.6)	(486.9)
Property and equipment – net	331.3	304.8

Deferred income tax assets	12.8	22.0
Goodwill	854.3	818.8
Other intangibles – net	239.8	234.8
Pension assets	54.6	57.0
Other assets	145.0	140.3
Total assets	$2,945.6	$2,765.1

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	June 28,	December 29,
	2008	2007
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$184.3	$171.6
Notes payable and current maturities of long-term debt	22.7	15.9
Accrued benefits	43.1	41.3
Accrued compensation	82.0	95.6
Franchisee deposits	47.7	51.0
Deferred subscription revenue	26.1	25.9
Income taxes	34.2	25.5
Other accrued liabilities	232.1	212.4
Total current liabilities	672.2	639.2

Long-term debt	500.5	502.0
Deferred income tax liabilities	96.8	91.2
Retiree health care benefits	51.6	53.8
Pension liabilities	89.2	85.3
Other long-term liabilities	120.0	113.5
Total liabilities	1,530.3	1,485.0

Shareholders’ equity
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,179,287 and 67,110,281 shares)	67.2	67.1
Additional paid-in capital	148.9	137.9
Retained earnings	1,385.3	1,296.7
Accumulated other comprehensive income (loss)	206.0	142.8
Treasury stock at cost (9,748,873 and 9,681,142 shares)	(392.1)	(364.4)
Total shareholders’ equity	1,415.3	1,280.1
Total liabilities and shareholders’ equity	$2,945.6	$2,765.1

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	June 28,	June 30,
	2008	2007
Operating activities:
Net earnings	$123.5	$82.8
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	24.4	25.1
Amortization of other intangibles	12.1	8.7
Stock-based compensation expense	8.0	9.3
Excess tax benefits from stock-based compensation	(5.4)	(5.3)
Deferred income tax provision	16.4	4.8
Gain on sale of assets	(0.1)	–
Loss (gain) on mark to market for cash flow hedges	(0.1)	0.1
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in receivables	(13.5)	7.4
(Increase) decrease in inventories	(39.5)	3.7
(Increase) decrease in prepaid and other assets	14.0	5.8
Increase (decrease) in accounts payable	6.7	3.4
Increase (decrease) in accruals and other liabilities	1.8	(28.3)
Net cash provided by operating activities	148.3	117.5

Investing activities:
Capital expenditures	(33.3)	(27.6)
Acquisitions of businesses – net of cash acquired	(13.8)	(4.1)
Proceeds from disposal of property and equipment	7.7	8.6
Other	(5.1)	(1.9)
Net cash used in investing activities	(44.5)	(25.0)

Financing activities:
Net proceeds from issuance of long-term debt	–	298.5
Net decrease in short-term borrowings	(0.7)	(328.2)
Purchase of treasury stock	(66.3)	(64.3)
Proceeds from stock purchase and option plans	39.0	35.4
Cash dividends paid	(34.9)	(31.6)
Excess tax benefits from stock-based compensation	5.4	5.3
Other	(0.4)	–
Net cash used by financing activities	(57.9)	(84.9)

Effect of exchange rate changes on cash and cash equivalents	1.7	1.0
Increase in cash and cash equivalents	47.6	8.6
Cash and cash equivalents at beginning of year	93.0	63.4
Cash and cash equivalents at end of period	$140.6	$72.0

Supplemental cash flow disclosures:
Cash paid for interest	$(18.4)	$(15.9)
Net cash paid for income taxes	(28.0)	(10.7)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the condensed consolidated financial statements for the three and six month periods ended June 28, 2008, and June 30, 2007, have been made.  The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

Snap-on adopted Emerging Issues Task Force Issue No. 06-11 (“EITF Issue No. 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” on December 30, 2007. EITF Issue No. 06-11 specifies how companies should recognize the income tax benefit received on dividends that are (i) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options; and (ii) charged to retained earnings under SFAS No. 123(R), “Share-Based Payment.”  The adoption and application of EITF Issue No. 06-11 did not have a significant impact on Snap-on’s consolidated financial statements.

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

In April 2008 the Financial Accounting Standards Board (“FASB”) released staff position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.”  The FSP requires entities to disclose information for recognized intangible assets that enable users of financial statements to understand the extent to which expected future cash flows associated with intangible assets are affected by the entity’s intent or ability to renew or extend the arrangement associated with the intangible asset. The FSP also amends the factors an entity should consider in developing the renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The FSP will be applied prospectively only to intangible assets acquired after the FSP’s effective date, but the disclosure requirements will be applied prospectively to all intangible assets recognized as of, and after, the FSP’s effective date.  The FSP is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The company is currently assessing the impact the adoption of the FSP will have on the company’s consolidated financial statements.

In December 2007 the FASB released SFAS No. 141(R), “Business Combinations,” to establish accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its consolidated financial statements from a business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The company is currently assessing the impact the adoption of SFAS No. 141(R) will have on the company’s consolidated financial statements.

In December 2007 the FASB also released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51,” to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The company is currently assessing the impact the adoption of SFAS No. 160 will have on the company’s consolidated statements.

In March 2008 the FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The company is currently assessing the impact the adoption of SFAS No. 161 will have on the company’s consolidated financial statements.

Note 2:  Acquisitions

On March 5, 2008, Snap-on acquired a 60% interest in Zhejiang Wanda Tools Co., Ltd. (“Wanda Snap-on”), a tool manufacturer in China, for an initial cash purchase price of $14.7 million, including an estimated $1.1 million of transaction costs.  The preliminary purchase price, which is subject to the finalization of working capital and certain other adjustments that are expected to be finalized in the fourth quarter of 2008, increased from $14.7 million to $15.1 million (or $13.8 million, net of cash acquired) as of June 28, 2008.

The Wanda Snap-on joint venture agreement granted a redeemable minority interest right to the minority shareholder that could require Snap-on to acquire the minority interest a purchase price of either $9.1 million or

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

$10.6 million if certain financial metrics (as defined in the joint venture agreement) are reached during the five-year period subsequent to the acquisition date.

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

Note 3:  Accounts Receivable

Accounts receivable include trade accounts, installment and other receivables, including the current portion of franchisee-financing receivables.  The components of Snap-on’s current accounts receivable were as follows:

	June 28,	December 29,
(Amounts in millions)	2008	2007
Trade accounts receivable	$520.7	$493.7
Installment receivables, net of unearned finance charges of $10.3 million and $8.5 million	77.3	73.4
Other accounts receivable	48.5	51.5
Total	646.5	618.6
Allowances for doubtful accounts	(29.0)	(31.7)
Total accounts receivable – net	$617.5	$586.9

Long-term accounts receivable is classified in “Other assets” on the accompanying Condensed Consolidated Balance Sheets and is comprised of installment and other receivables, including franchisee-financing receivables, with payment terms beyond one year.  As of June 28, 2008, long-term accounts receivable totaled $78.4 million, net of unearned finance charges of $15.1 million.  As of December 29, 2007, long-term accounts receivable totaled $79.9 million, net of unearned finance charges of $10.7 million.

SOC sells finance receivable loan originations to CIT on a limited recourse basis and retains the rights to service such loans, for which SOC receives contractual servicing fees. SOC recognizes a servicing asset at the time the loan originations are sold to CIT since the contractual servicing fee provides SOC with more than adequate compensation for the level of services provided. Contractual servicing fees were $2.3 million and $4.7 million for the three and six month periods ended June 28, 2008, respectively, and were $2.3 million and $4.6 million for the three and six month periods ended June 30, 2007, respectively. The servicing asset is amortized to financial services revenue over the life of the finance receivables.

The following summarizes the activity in servicing assets for the three and six month periods ended June 28, 2008, and June 30, 2007:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(Amounts in millions)	2008	2007	2008	2007
Servicing assets at beginning of period	$6.3	$8.6	$7.0	$9.1
Originated	1.0	1.0	2.2	2.0
Amortized	(1.8)	(1.5)	(3.7)	(3.0)
Servicing assets at end of period	$5.5	$8.1	$5.5	$8.1

Servicing assets are included in “Accounts receivable – net of allowances” in the accompanying Condensed Consolidated Balance Sheets.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 4:  Inventories

Inventories by major classification are as follows:

	June 28,	December 29,
(Amounts in millions)	2008	2007
Finished goods	$347.0	$299.8
Work in progress	35.2	33.6
Raw materials	73.7	64.0
Total FIFO value	455.9	397.4
Excess of current cost over LIFO cost	(77.8)	(75.0)
Total inventories	$378.1	$322.4

Inventories accounted for using the first-in, first-out (“FIFO”) method as of both June 28, 2008, and December 29, 2007, approximated 65% of total inventories.  The company accounts for its non-U.S. inventory on the FIFO basis.  As of June 28, 2008, approximately 29% of the company’s U.S. inventory was accounted for using the FIFO basis and 71% was accounted for using the last-in, first-out (“LIFO”) basis.  LIFO inventory liquidations resulted in a reduction of “Cost of goods sold” on the accompanying Condensed Consolidated Statements of Earnings of $0.4 million for the six month period ended June 30, 2007; there were no LIFO inventory liquidations in 2008.

Note 5:  Intangible and Other Assets

Other intangible assets by major classification are as follows:

	June 28, 2008		December 29, 2007
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$140.1	$(15.5)	$140.3	$(10.8)
Internally developed software	42.8	(16.7)	37.0	(13.0)
Patents	34.8	(19.3)	33.8	(18.0)
Developed technology	21.0	(7.7)	21.0	(5.3)
Trademarks	2.2	(0.5)	2.0	(0.5)
Other	9.1	(0.9)	0.7	(0.6)
Total	250.0	(60.6)	234.8	(48.2)
Non-amortized trademarks	50.4	–	48.2	–
Total	$300.4	$(60.6)	$283.0	$(48.2)

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The weighted-average amortization periods related to other intangible assets are as follows:

(In years)	Weighted- average Amortization
Customer relationships	16
Internally developed software	3
Patents	16
Developed technology	5
Trademarks	38
Other	45

The weighted-average amortization period for all amortizable intangibles on a combined basis is 19 years.

Amortization expense was $6.4 million and $12.1 million for the three and six month periods ended June 28, 2008, and $4.3 million and $8.7 million for the three and six month periods ended June 30, 2007, respectively.  Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, annual amortization expense is expected to be $24.2 million in 2008, $22.4 million in 2009, $18.1 million in 2010, $15.3 million in 2011, $13.5 million in 2012, and $9.8 million in 2013.

Goodwill was $854.3 million and $818.8 million at June 28, 2008, and December 29, 2007, respectively.  The increase in goodwill from year-end 2007 levels primarily resulted from currency translation of $28.5 million and preliminary purchase accounting adjustments related to the Wanda Snap-on acquisition.  See Note 2 for additional information on the company’s acquisition of Wanda Snap-on.

The company has various insurance policies on the lives of certain former executive officers.  Snap-on’s investment in these policies is recorded net of policy loans in “Other assets” on the accompanying Condensed Consolidated Balance Sheets.  The policy loans carry a variable interest rate (currently at 5.52%), require interest only payments annually, and are collateralized by the cash value of the life insurance policies.  The interest rate charged on the policy loans may be adjusted annually based on a corporate bond yield as published by Moody’s Investors Service.  A summary of the net cash value of life insurance as of June 28, 2008, and December 29, 2007, is as follows:

	June 28,	December 29,
(Amounts in millions)	2008	2007
Cash surrender value of life insurance	$8.6	$8.3
Policy loans outstanding	(6.0)	(5.9)
Net cash value of life insurance	$2.6	$2.4

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 6:  Exit and Disposal Activities

Snap-on recorded costs associated with exit and disposal activities of $2.0 million and $6.6 million for the three and six month periods ended June 28, 2008, respectively, and $6.5 million and $14.7 million for the three and six month periods ended June 30, 2007, respectively.

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(Amounts in millions)	2008	2007	2008	2007
Exit and disposal costs:
Cost of goods sold	$(0.1)	$5.6	$2.0	$11.3
Operating expenses	2.1	0.9	4.6	3.4
Total expense	$2.0	$6.5	$6.6	$14.7

Of the $2.0 million and $6.6 million of costs incurred during the three and six month periods ended June 28, 2008, $1.1 million and $5.0 million, respectively, qualified for accrual treatment.  Costs associated with exit and disposal activities in 2008 primarily related to headcount reductions from (i) the realignment of the field sales organization in the United States; (ii) the consolidation of sales and services support in Europe; and (iii) various management and other realignment actions at other Snap-on facilities.

Snap-on’s exit and disposal accrual activity for the first six months of 2008 was as follows:

	Balance at	First Quarter		Balance at	Second Quarter		Balance at
	December 29,			March 29,			June 28,
(Amounts in millions)	2007	Additions	Usage	2008	Additions	Usage	2008
Severance costs:
Commercial & Industrial	$ 7.7	$ 1.3	$ (0.6)	$ 8.4	$ –	$ (2.1)	$ 6.3
Snap-on Tools	0.8	0.9	(0.3)	1.4	0.8	(0.8)	1.4
Diagnostics & Information	3.2	1.5	(1.2)	3.5	–	(1.1)	2.4
Corporate	–	–	–	–	0.2	(0.1)	0.1
Facility-related costs:
Snap-on Tools	0.1	0.2	–	0.3	0.1	(0.1)	0.3
Diagnostics & Information	0.3	–	(0.3)	–	–	–	–
Corporate	0.1	–	–	0.1	–	–	0.1
Total	$ 12.2	$ 3.9	$ (2.4)	$ 13.7	$ 1.1	$ (4.2)	$ 10.6

Exit and disposal accrual usage totaled $4.2 million and $6.6 million during the three and six month periods ended June 28, 2008, respectively.  Since year-end 2007, Snap-on has reduced headcount by approximately 127 employees as part of its restructuring actions.  While the majority of the exit and disposal accrual will be utilized in 2008, certain facility-related costs will extend beyond 2008 primarily due to longer-term lease obligations.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 7: Income Taxes

Snap-on’s effective income tax rate on earnings before equity earnings and minority interests was 33.3% in the first six months of 2008 and 32.7% in the comparable prior-year period.   Snap-on anticipates that its full year effective income tax rate on earnings before equity earnings and minority interests will approximate 33.3% in 2008.  During the next 12 months, the company does not anticipate significant changes to the total amount of unrecognized tax benefits.

Note 8:  Short-term and Long-term Debt

Notes payable and long-term debt as of June 28, 2008, was $523.2 million.  As of December 29, 2007, notes payable and long-term debt was $517.9 million.  Notes payable and current maturities of long-term debt of $22.7 million at June 28, 2008, included $19.3 million of notes payable and $3.4 million of current maturities of long-term debt.  No commercial paper was outstanding at June 28, 2008, or December 29, 2007.  Long-term debt of $500.5 million as of June 28, 2008, includes $150 million of unsecured floating rate notes that mature in 2010, $200 million of unsecured 6.25% notes that mature in 2011, $150 million of unsecured 5.50% notes that mature in 2017, and $0.5 million of other long-term debt.

CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis.  As of June 28, 2008, and December 29, 2007, no amounts were loaned to SOC by either Snap-on or CIT pursuant to this agreement.

As of June 28, 2008, Snap-on had a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00.  As of June 28, 2008, Snap-on was in compliance with all covenants of this revolving credit facility.

As of June 28, 2008, Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit.  The committed bank lines consist of two $10 million lines of credit that expire on July 29, 2008, and August 31, 2008.  As of June 28, 2008, Snap-on had $520 million of unused available debt capacity under the terms of its revolving credit facility and its committed bank lines of credit.

Note 9:  Financial Instruments

Snap-on accounts for its hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149.  These standards require that all derivative instruments be reported in the Consolidated Financial Statements at fair value.  Changes in the fair value of derivatives are to be recorded each period in earnings or on the accompanying Condensed Consolidated Balance Sheets in “Accumulated other comprehensive income (loss),” depending on the type of hedged transaction and whether the derivative is designated and effective as part of a hedged transaction.  Gains or losses on derivative instruments recorded in “Accumulated other comprehensive income (loss)” must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item and the ineffective portion of all hedges must be recognized in earnings in the period such portion is determined to be ineffective.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

At June 28, 2008, Snap-on had $218.7 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $87.0 million in Swedish kronor, $70.4 million in euros, $22.7 million in Australian dollars, $19.8 million in British pounds, $9.5 million in Canadian dollars, $6.3 million in Singapore dollars, $2.8 million in Norwegian krone, $2.7 million in Danish kroner, and $1.9 million in other currencies, and various sell contracts in other currencies totaling $4.4 million. At December 29, 2007, Snap-on had $156.1 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $65.1 million in Swedish kronor, $44.4 million in euros, $21.8 million in Australian dollars, $16.4 million in British pounds, $3.5 million in Canadian dollars, $2.7 million in Singapore dollars, and $5.7 million in other currencies, and various sell contracts in other currencies of $3.5 million. The majority of Snap-on’s forward exchange contracts are not designated as hedges under SFAS No. 133.  The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings.

Interest Rate Swap Agreements:  Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense.  For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings.  For cash flow hedges, the effective portion of the change in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss),” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to interest expense.  The notional amount of interest rate swaps outstanding and designated as fair value hedges was $50 million at both June 28, 2008, and December 29, 2007.

Changes in the fair value of derivative financial instruments qualifying for hedge accounting are reflected as derivative assets or liabilities with the ineffective portion of gains or losses reflected in earnings in the period of change.  For all fair value hedges qualifying for hedge accounting, the net accumulated derivative liability at June 28, 2008, was $0.2 million. At June 28, 2008, the maximum maturity date of any fair value hedge was four years.  During the three and six month periods ended June 28, 2008, cash flow hedge and fair value hedge ineffectiveness was not material.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10:  Pension Plans

Snap-on’s net pension expense included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$5.3	$4.8	$10.7	$10.7
Interest cost	13.4	12.3	26.8	24.7
Expected return on assets	(17.1)	(16.0)	(34.2)	(32.1)
Actuarial loss	0.4	1.7	0.6	3.5
Prior service cost	0.2	0.3	0.5	0.6
Net transition asset	–	–	–	(0.1)
Net pension expense	$2.2	$3.1	$4.4	$7.3

In 2008, Snap-on expects to make contributions of approximately $10.0 million and $1.2 million to its foreign and domestic pension plans, respectively.

Note 11:  Retiree Health Care

Snap-on’s net postretirement health care benefits expense included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	1.1	1.1	2.2	2.1
Expected return on plan assets	(0.3)	–	(0.6)	–
Unrecognized net gain	(0.2)	(0.4)	(0.5)	(0.5)
Prior service credit	(0.1)	0.1	(0.2)	(0.2)
Net postretirement expense	$0.6	$0.9	$1.1	$1.6

Note 12:  Stock-Based Compensation

The 2001 Incentive Stock and Awards Plan, as Amended (“2001 Plan”), which was approved by shareholders in 2001 and amended and approved by shareholders in 2006, provides for the grant of stock options, performance share awards and restricted stock awards. As of June 28, 2008, the 2001 Plan had 2,743,375 shares available for future grants; the company uses treasury stock to deliver shares issued under the 2001 Plan.

The compensation cost charged against income for the 2001 Plan was $4.3 million and $8.0 million for the three and six month periods ended June 28, 2008, respectively, and $5.4 million and $9.3 million for the three and six month periods ended June 30, 2007, respectively.  Cash received from option exercises during the three and six month periods ended June 28, 2008, totaled $27.8 million and $39.0 million, respectively.  Cash received from option exercises during the three and six month periods ended June 30, 2007, totaled $21.6 million and $35.4 million, respectively.  The tax benefit realized from the exercise of share-based payment arrangements was $3.9 million and $10.4 million for the three and six month periods ended June 28, 2008, respectively, and $3.8 million and $6.3 million for the three and six month periods ended June 30, 2007, respectively.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model.  The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the expected term of options granted (based on the period of time that options granted are expected to be outstanding). Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option.  The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option.  The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three and six month periods ended June 28, 2008, and June 30, 2007, using the Black-Scholes valuation model:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Expected term of option (in years)	5.85	6.44	5.84	6.31
Expected volatility factor	26.47%	25.08%	25.97%	25.75%
Expected dividend yield	2.79%	3.08%	2.79%	3.05%
Risk-free interest rate	3.12%	4.55%	2.72%	4.68%

A summary of stock option activity as of and for the six month period ended June 28, 2008, is presented below:

	Shares	Exercise Price Per	Remaining Contractual Term (*)	Aggregate Intrinsic Value
	(in thousands)	Share (*)	(in years)	(in millions)
Outstanding at December 29, 2007	2,350	$37.98
Granted	542	51.93
Exercised	(1,004)	37.20
Forfeited	(30)	49.44
Outstanding at June 28, 2008	1,858	42.28	7.36	$17.8
Exercisable at June 28, 2008	1,049	35.22	5.88	17.4

(*) Weighted-average

The weighted-average grant date fair value of options granted during the six month periods ended June 28, 2008, and June 30, 2007, was $10.81 and $12.17, respectively.  The intrinsic value of options exercised during the six month periods ended June 28, 2008, and June 30, 2007, was $17.3 million and $17.1 million, respectively.  The fair value of stock options vested during the six month periods ended June 28, 2008, and June 30, 2007, was $4.0 million and $4.2 million, respectively.

As of June 28, 2008, there was $7.9 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.3 years.

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

The fair value of the performance awards are estimated on the date of grant using the Black-Scholes valuation model.  The company uses the vesting period of the performance awards as the expected term of the awards granted.  Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the performance award.  The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the length of time corresponding to the expected term of the performance award.  The following weighted-average assumptions were used in calculating the fair value of performance awards granted during the six month periods ended June 28, 2008, and June 30, 2007, using the Black-Scholes valuation model:

	Six Months Ended
	June 28,	June 30,
	2008	2007

Expected term of performance award (in years)	3.0	3.0
Expected volatility factor	26.16%	20.52%
Risk-free interest rate	2.11%	4.73%

The weighted-average grant date fair value of performance awards granted during the six month periods ended June 28, 2008, and June 30, 2007, was $51.75 and $50.22, respectively.  Performance share awards of 91,977 shares were paid out during the first six months of 2008; no performance share awards were paid out during the six month period ended June 30, 2007.  As performance share awards generally vest only at the end of the performance award period, no shares vested during the six month periods ended June 28, 2008, and June 30, 2007.

The status of the company’s non-vested performance share awards and changes during the six month period ended June 28, 2008, is presented below:

	Shares (in thousands)	Grant-Date Fair Value (*)
Non-vested performance awards at December 29, 2007	367	$42.20
Granted	179	51.75
Vested	–	–
Forfeited or expired	(22)	–
Non-vested performance awards at June 28, 2008	524	46.95

(*) Weighted-average

As of June 28, 2008, there was $14.6 million of unrecognized compensation cost related to non-vested performance share awards granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 1.9 years.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

The fair value of SARs is remeasured each reporting period using the Black-Scholes valuation model.  The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding.  Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs.  The expected dividend yield is based on the company’s historical dividend payments.  The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs.  The following weighted-average assumptions were used in calculating the fair value of SARs granted during the three and six month periods ended June 28, 2008, and during the six month period ended June 30, 2007, using the Black-Scholes valuation model; there were no SARs granted during the three month period ended June 30, 2007:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Expected term of SARs (in years)	5.95	N/A	5.69	5.81
Expected volatility factor	26.29%	N/A	26.16%	24.44%
Expected dividend yield	2.79%	N/A	2.79%	3.05%
Risk-free interest rate	3.36%	N/A	3.36%	4.92%

The total intrinsic value of SARs exercised was $0.9 million and $1.0 million, during the three and six month periods ended June 28, 2008, respectively, and $1.0 million and $1.5 million for the three and six month periods ended June 30, 2007, respectively.  The total fair value of SARs vested during the first six months of 2008 and 2007 was $0.4 million and $1.6 million, respectively.  No SARs vested during the three month periods ended June 28, 2008, and June 30, 2007.

The status of the company’s non-vested SARs as of June 28, 2008, is presented below:

	SARs
	(in thousands)	Fair Value (*)
Non-vested SARs at December 29, 2007	186	$9.24
Granted	119	11.02
Vested	(85)	–
Forfeited or expired	(11)	–
Non-vested SARs at June 28, 2008	209	10.97

(*) Weighted-average

As of June 28, 2008, there was $1.7 million of unrecognized compensation cost related to non-vested SARs granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Restricted Stock Awards

The company granted 19,470 shares of restricted stock to members of the Board of Directors (“Board”) during the second quarter ended June 28, 2008.  All restrictions will lapse upon the recipient’s termination of service as a director or in the event of a change in control, as defined in the 2001 Plan.

Note 13:  Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Weighted-average common shares outstanding	57,611,588	58,122,407	57,557,439	58,162,270
Dilutive effect of stock-based instruments	533,387	664,451	608,328	738,138
Weighted-average common shares outstanding, assuming dilution	58,144,975	58,786,858	58,165,767	58,900,408

The dilutive effect of the potential exercise of outstanding stock-based instruments to purchase common shares is calculated using the treasury stock method.  Options to purchase 12,000 shares and 319,158 shares of Snap-on common stock for the three and six month periods ended June 28, 2008, respectively, and options to purchase 29,700 shares and 693,965 shares of Snap-on common stock for the three and six month periods ended June 30, 2007, respectively, were not included in the computations of diluted earnings per share as the exercise price of the options was greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

Note 14:  Comprehensive Income

Total comprehensive income for the three and six month periods ended June 28, 2008, and June 30, 2007, was as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(Amounts in millions)	2008	2007	2008	2007
Net earnings	$66.9	$43.8	$123.5	$82.8
Foreign currency translation	(8.9)	19.8	63.2	25.6
Change in fair value of derivative instruments, net of tax	–	–	–	0.1
Total comprehensive income	$58.0	$63.6	$186.7	$108.5

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 15:  Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded.  Snap-on calculates its reserve requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience.  The following summarizes Snap-on’s product warranty accrual activity for the three and six month periods ended June 28, 2008, and June 30, 2007:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(Amounts in millions)	2008	2007	2008	2007
Warranty reserve:
Beginning of period	$17.0	$16.9	$17.1	$17.3
Additions	3.1	5.5	5.6	9.3
Usage	(2.9)	(3.4)	(5.5)	(7.6)
End of period	$17.2	$19.0	$17.2	$19.0

Snap-on has credit risk exposure for certain SOC-originated contracts for franchisee van loans with recourse provisions to Snap-on. At June 28, 2008, and December 29, 2007, $15.5 million and $16.1 million of loans, respectively, with terms ranging from six months to ten years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for franchisee van loans with recourse as of June 28, 2008, was not material.

The Wanda Snap-on joint venture agreement granted a redeemable minority interest right to the minority shareholder that could require Snap-on to acquire the minority interest at a purchase price of either $9.1 million or $10.6 million if certain financial metrics (as defined in the joint venture agreement) are reached during the five-year period subsequent to the acquisition date.

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results will not have a material impact on Snap-on’s consolidated financial position or results of operations.

Note 16: Discontinued Operations

On June 29, 2007, Snap-on sold its Sun Electric Systems (“SES”) business based in the Netherlands for a nominal cash purchase price.   The sale of the SES business is reflected in the accompanying Condensed Consolidated Statements of Earnings as “Discontinued operations, net of tax.”  Snap-on recorded an after-tax loss of $9.0 million, or $0.16 per diluted share, in the second quarter of 2007 related to (i) the sale of the SES business; and (ii) the results of operations of the SES business through the June 29, 2007, disposition date.  Snap-on recorded an after-tax loss of $8.0 million, or $0.14 per diluted share, in its results of operations for the first six months of 2007 related to the sale and results of operations of SES.  For segment reporting purposes, the results of operations of SES were previously included in the Diagnostics & Information Group.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 17:  Other Income (Expense) - Net

“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Interest income	$1.7	$3.0	$4.0	$4.2
Foreign exchange loss	(0.5)	–	(1.0)	(0.5)
Other	0.1	0.2	(0.7)	(0.4)
Total other income (expense) – net	$1.3	$3.2	$2.3	$3.3

Note 18: Fair Value Measurements

Short-term derivative assets and liabilities measured at Level 2 fair value on a recurring basis include the following:

(Amounts in millions)	June 28, 2008
Assets:
Short-term derivative	$3.3
Long-term interest rate swaps	0.4
Total assets	$3.7
Liabilities:
Short-term derivative	$(2.8)
Long-term interest rate swaps	(0.6)
Total liabilities	$(3.4)

The fair values of both the derivative assets and liabilities and the interest rate swaps are measured using quoted prices in active markets for similar assets and liabilities. The short-term derivative assets and liabilities contain foreign exchange forward contracts that are valued quarterly based on exchange rates quoted by domestic and foreign banks for similar instruments.  The interest rate swaps are valued monthly based on the six-month LIBOR swap rate.  The short-term derivative assets and liabilities are included in “Prepaid expenses and other assets,” and “Other accrued liabilities,” respectively, and the interest rate swaps are included in “Other assets” and “Other long-term liabilities” on the accompanying Condensed Consolidated Balance Sheets.   See Note 9 for additional information on the company’s financial instruments.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on evaluates the performance of its operating segments based on segment revenues and operating earnings. For the Commercial & Industrial, Snap-on Tools, and Diagnostics & Information Groups, segment net sales include both external and intersegment net sales.  Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments.  Identifiable assets by segment are those assets used in the respective reportable segment’s operations; Corporate assets consist of cash and cash equivalents, deferred income taxes, pension assets and certain other assets. Intersegment amounts are eliminated to arrive at consolidated financial results.

Financial data by segment was as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(Amounts in millions)	2008	2007	2008	2007
Net sales:
Commercial & Industrial Group	$387.7	$331.6	$744.4	$653.4
Snap-on Tools Group	292.8	284.0	582.1	572.5
Diagnostics & Information Group	164.8	165.3	319.8	329.1
Segment net sales	845.3	780.9	1,646.3	1,555.0
Intersegment eliminations	(79.2)	(69.0)	(158.6)	(137.4)
Total net sales	$766.1	$711.9	$1,487.7	$1,417.6
Financial services revenue	18.3	14.8	43.7	28.2
Total revenues	$784.4	$726.7	$1,531.4	$1,445.8

Operating earnings:
Commercial & Industrial Group	$49.3	$32.5	$87.5	$60.6
Snap-on Tools Group	35.3	34.7	69.7	64.0
Diagnostics & Information Group	31.0	29.3	51.4	49.9
Financial Services	10.8	5.1	23.6	8.8
Segment operating earnings	126.4	101.6	232.2	183.3
Corporate	(14.7)	(14.2)	(27.3)	(27.2)
Operating earnings	$111.7	$87.4	$204.9	$156.1
Interest expense	(8.8)	(11.7)	(18.3)	(23.0)
Other income (expense) – net	1.3	3.2	2.3	3.3
Earnings before income taxes, equity earnings and minority interests	$104.2	$78.9	$188.9	$136.4

	June 28,	December 29,
(Amounts in millions)	2008	2007
Assets:
Commercial & Industrial Group	$1,206.4	$1,113.9
Snap-on Tools Group	486.3	429.9
Diagnostics & Information Group	801.6	808.2
Financial Services	176.9	171.5
Total assets from reportable segments	$2,671.2	$2,523.5
Corporate	323.0	284.5
Elimination of intersegment receivables	(48.6)	(42.9)
Total assets	$2,945.6	$2,765.1

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

(continued)

RESULTS OF OPERATIONS

Results of operations for the three month periods ended June 28, 2008, and June 30, 2007, are as follows:

	Three Months Ended

(Amounts in millions)	June 28, 2008		June 30, 2007		Change

Net sales	$766.1	100.0%	$711.9	100.0%	$54.2	7.6%

Cost of goods sold	(419.6)	-54.8%	(389.5)	-54.7%	(30.1)	-7.7%

Gross profit	346.5	45.2%	322.4	45.3%	24.1	7.5%

Financial services revenue	18.3	100.0%	14.8	100.0%	3.5	23.6%

Financial services expenses	(7.5)	-41.0%	(9.7)	-65.5%	2.2	22.7%

Operating income from financial services	10.8	59.0%	5.1	34.5%	5.7	111.8%

Operating expenses	(245.6)	-32.1%	(240.1)	-33.7%	(5.5)	-2.3%

Operating earnings	111.7	14.2%	87.4	12.0%	24.3	27.8%

Interest expense	(8.8)	-1.1%	(11.7)	-1.6%	2.9	24.8%

Other income (expense) – net	1.3	0.2%	3.2	0.5%	(1.9)	-59.4%

Earnings before income taxes, equity earnings and minority interests	104.2	13.3%	78.9	10.9%	25.3	32.1%

Income tax expense	(34.5)	-4.4%	(25.1)	-3.5%	(9.4)	-37.5%

Earnings before equity earnings and minority interests	69.7	8.9%	53.8	7.4%	15.9	29.6%

Equity earnings, net of tax and minority interests	(2.8)	-0.4%	(1.0)	-0.1%	(1.8)	-180.0%

Net earnings from continuing operations	66.9	8.5%	52.8	7.3%	14.1	26.7%

Discontinued operations, net of tax	–	–	(9.0)	-1.3%	9.0	100.0%

Net earnings	$66.9	8.5%	$43.8	6.0%	$23.1	52.7%

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

Net sales in the second quarter of 2008 of $766.1 million increased $54.2 million, or 7.6%, from 2007 levels, including $32.4 million from currency translation.  Higher sales of tools and equipment to Commercial & Industrial Group customers worldwide, as well as increased sales of diagnostics and information products, were partially offset by $13.2 million of lower sales from the timing of Original Equipment Manufacturer (“OEM”) essential tool and facilitation programs and by lower sales in the company’s North American franchise operations.

Sales in the Commercial & Industrial Group of $387.7 million increased $56.1 million, or 16.9%, year over year, primarily due to $31.1 million of higher sales and $25.0 million of currency translation.  The $31.1 million sales increase primarily reflects higher sales of tools, kits and tool storage products to industrial customers, increased sales of power tools and imaging alignment systems, continued strong sales growth in emerging markets and increased sales of professional tools in Europe.  Second quarter 2008 sales in the Snap-on Tools Group of $292.8 million increased $8.8 million, or 3.1%, year over year, as the impacts of $5.5 million of currency translation and higher sales in the company’s international franchise operations were partially offset by lower North American franchise sales. In the U.S. franchise

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

(continued)

operations, sales declined 4.1% from 2007 levels primarily due to a more challenging economic environment for sales of higher-priced tool storage and diagnostics products.  In the Diagnostics & Information Group, sales of $164.8 million were down slightly from 2007 levels as higher diagnostics sales in Europe, increased sales of Mitchell1™ information products and $2.9 million of currency translation were more than offset by $13.2 million of lower OEM program sales.  The reduction in year-over-year OEM sales is primarily a consequence of the comparison against the 2007 rollout of a major essential tool program in North America and the continued impact of the wind down of a facilitation program in Europe.

Gross profit in the second quarter of 2008 was $346.5 million as compared to $322.4 million in 2007.  The $24.1 million gross profit improvement includes $11.1 million of currency translation, $6.5 million of savings from ongoing efficiency, productivity and cost reduction (“Rapid Continuous Improvement” or “RCI”) initiatives, and $5.7 million of lower restructuring costs.  The gross profit improvement also includes contributions from the higher sales and pricing.  These improvements were partially offset by the mix impact of lower sales of  higher-priced tool storage and diagnostics products in the U.S. franchise operations and $4.5 million of higher costs, including increased production and material costs.  Gross profit margin of 45.2% in 2008 was down 10 basis points (100 basis points equals 1.0 percent) from 45.3% in 2007.

Operating expenses in the second quarter of 2008 were $245.6 million, as compared to $240.1 million in 2007.  The $5.5 million increase in operating expenses primarily includes $9.0 million of unfavorable currency translation, $1.7 million of higher freight and other cost increases, and $1.2 million of higher year-over-year restructuring costs.  These increases were partially offset by $3.9 million of lower franchisee termination costs primarily as a result of continued favorable trend rates and $3.5 million of benefits from RCI initiatives.  As a percentage of net sales, operating expenses improved 160 basis points to 32.1% in the second quarter of 2008, as compared to 33.7% in 2007.

Operating income from Financial Services was $10.8 million on revenue of $18.3 million in the second quarter of 2008, as compared with $5.1 million of operating income on revenue of $14.8 million in 2007.  The year-over-year increase in revenue and operating income primarily reflects the impact of higher customer yields as a result of lower market discount rates.

Consolidated operating earnings in the second quarter of 2008 were $111.7 million, an increase of 27.8% from the $87.4 million achieved in the second quarter of 2007.  Currency translation contributed $2.3 million of the $24.3 million increase in year-over-year operating earnings.

Interest expense of $8.8 million in the second quarter of 2008 was down $2.9 million from the prior year primarily due to declining interest rates and lower average debt levels in the quarter.

Other income (expense) – net was income of $1.3 million in the second quarter of 2008 as compared to income of $3.2 million in 2007.  Other income (expense) – net primarily includes interest income and hedging and currency exchange rate transaction gains and losses.  See Note 17 to the Condensed Consolidated Financial Statements for further information.

Snap-on’s effective income tax rate on earnings before equity earnings and minority interests was 33.1% in the second quarter of 2008 and 31.8% in the second quarter of 2007.  Snap-on anticipates that its full-year effective income tax rate on earnings before equity earnings and minority interests will approximate 33.3% in 2008.  See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

On March 5, 2008, Snap-on acquired a 60% interest in Zhejiang Wanda Tools Co., Ltd. (“Wanda Snap-on”), a tool manufacturer in China, for a preliminary cash purchase price of $14.7 million, including an estimated $1.1 million of

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

(continued)

transaction costs.  The preliminary purchase price, which is subject to the finalization of working capital and certain other adjustments that are expected to be finalized in the fourth quarter of 2008, increased from $14.7 million to $15.1 million (or $13.8 million, net of cash acquired) as of  June 28, 2008.

The Wanda Snap-on joint venture agreement granted a redeemable minority interest right to the minority shareholder that could require Snap-on to acquire the minority interest at a purchase price of either $9.1 million or $10.6 million if certain financial metrics (as defined in the joint venture agreement) are reached during the five-year period subsequent to the acquisition date.

The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions.  For segment reporting purposes, the results of operations and assets of Wanda Snap-on, which have been included in Snap-on’s condensed consolidated financial statements since the date of acquisition, are included in the Commercial & Industrial Group.  As of June 28, 2008, the net sales and operating earnings impact of the acquisition were not material to Snap-on’s second quarter or year-to-date 2008 condensed consolidated financial statements.

On June 29, 2007, Snap-on sold its Sun Electric Systems (“SES”) business based in the Netherlands for a nominal cash purchase price.   The sale of the SES business is reflected in the accompanying Condensed Consolidated Statements of Earnings as “Discontinued operations, net of tax.”  Snap-on recorded an after-tax loss of $9.0 million, or $0.16 per diluted share, in the second quarter of 2007 related to (i) the sale of the SES business; and (ii) the results of operations of the SES business through the June 29, 2007, disposition date.  Snap-on recorded an after-tax loss of $8.0 million, or $0.14 per diluted share, in its results of operations for the first six months of 2007 related to the sale and results of operations of SES.  For segment reporting purposes, the results of operations of SES were previously included in the Diagnostics & Information Group.

Net earnings and net earnings from continuing operations in the second quarter of 2008 were $66.9 million, or $1.15 per diluted share.  This compares with net earnings for the second quarter of 2007 of $43.8 million, or $0.74 per diluted share, and net earnings from continuing operations of $52.8 million, or $0.90 per diluted share.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

(continued)

Results of operations for the six month periods ended June 28, 2008, and June 30, 2007, are as follows:

	Six Months Ended

(Amounts in millions)	June 28, 2008		June 30, 2007		Change

Net sales	$1,487.7	100.0%	$1,417.6	100.0%	$70.1	4.9%

Cost of goods sold	(815.3)	-54.8%	(785.3)	-55.4%	(30.0)	-3.8%

Gross profit	672.4	45.2%	632.3	44.6%	40.1	6.3%

Financial services revenue	43.7	100.0%	28.2	100.0%	15.5	55.0%

Financial services expenses	(20.1)	-46.0%	(19.4)	-68.8%	(0.7)	-3.6%

Operating income from financial services	23.6	54.0%	8.8	31.2%	14.8	168.2%

Operating expenses	(491.1)	-33.0%	(485.0)	-34.2%	(6.1)	-1.3%

Operating earnings	204.9	13.4%	156.1	10.8%	48.8	31.3%

Interest expense	(18.3)	-1.2%	(23.0)	-1.6%	4.7	20.4%

Other income (expense) – net	2.3	0.1%	3.3	0.2%	(1.0)	-30.3%

Earnings before income taxes, equity earnings and minority interests	188.9	12.3%	136.4	9.4%	52.5	38.5%

Income tax expense	(62.8)	-4.1%	(44.6)	-3.1%	(18.2)	-40.8%

Earnings before equity earnings and minority interests	126.1	8.2%	91.8	6.3%	34.3	37.4%

Equity earnings, net of tax and minority interests	(2.6)	-0.1%	(1.0)	–	(1.6)	-160.0%

Net earnings from continuing operations	123.5	8.1%	90.8	6.3%	32.7	36.0%

Discontinued operations, net of tax	–	–	(8.0)	-0.5%	8.0	100.0%

Net earnings	$123.5	8.1%	$82.8	5.8%	$40.7	49.2%

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

Net sales in the first six months of 2008 of $1,487.7 million increased $70.1 million, or 4.9%, from 2007 levels, including $65.6 million from currency translation.  Higher sales to industrial customers, increased sales of power tools, and higher sales of  diagnostics and information products, along with continued sales growth in emerging markets, were partially offset by $32.7 million of lower sales from the timing of OEM essential tool and facilitation programs and by lower sales in the company’s North American franchise operations.

Sales in the Commercial & Industrial Group increased $91.0 million, or 13.9%, year over year, primarily due to $49.0 million of currency translation and $42.0 million of higher sales.  The $42.0 million sales increase primarily reflects higher sales of tools, kits and tool storage products to industrial customers, increased sales of power tools and imaging alignment systems, and continued strong sales growth in emerging markets.  Sales in the Snap-on Tools Group of $582.1 million were up slightly from $572.5 million in the first six months of 2007 as the impacts of $13.0 million of currency translation and higher sales in the company’s international franchise operations were largely offset by lower North American franchise sales. In the U.S. franchise operations, sales declined 3.6% from 2007 levels primarily due to a more challenging economic environment for sales of higher-priced tool storage products.  In the Diagnostics & Information Group, sales of $319.8 million were down $9.3 million, or 2.8%, from 2007 levels as higher sales of diagnostics and

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

(continued)

Mitchell1 information products, along with $5.6 million of currency translation, were more than offset by $32.7 million of lower OEM program sales.  The reduction in OEM sales is primarily a consequence of the comparison against the 2007 rollout of a major essential tool program in North America and the continued impact of the wind down of a facilitation program in Europe.

Gross profit in the first six months of 2008 was $672.4 million as compared to $632.3 million in 2007.  The $40.1 million gross profit improvement includes $22.5 million of currency translation, $13.3 million of savings from RCI initiatives, as well as contributions from higher pricing and $9.3 million of lower restructuring costs. These improvements were partially offset by the mix impact of lower sales of higher-priced products in the U.S. franchise operations and $10.1 million of increased production and material costs.  As a result of these factors, gross profit margin was 45.2% in 2008, up 60 basis points from 44.6% in 2007.

Operating expenses in the first six months of 2008 were $491.1 million, as compared to $485.0 million in 2007.  The $6.1 million increase in operating expenses primarily includes $17.6 million of unfavorable currency translation, $3.8 million of inflationary cost increases, and increased spending to further expand the company’s presence in emerging growth markets and lower-cost regions. These increases were largely offset by $9.8 million of benefits from RCI initiatives, $8.5 million of lower franchisee termination costs primarily as a result of continued favorable trend rates, and lower volume-related expenses.  As a percentage of net sales, operating expenses improved 120 basis points to 33.0% in the first six months of 2008, as compared to 34.2% in 2007.

Operating income from Financial Services was $23.6 million on revenue of $43.7 million in the first six months of 2008, as compared with $8.8 million of operating income on revenue of $28.2 million in 2007.  The year-over-year increase in revenue and operating income primarily reflects the impact of higher customer yields as a result of lower market discount rates.

Consolidated operating earnings in the first six months of 2008 were $204.9 million, an increase of 31.3% from the $156.1 million achieved in the first six months of 2007.  Currency translation contributed $5.3 million of the $48.8 million increase in year-over-year operating earnings.

Interest expense of $18.3 million in the first six months of 2008 was down $4.7 million from the prior year primarily due to declining interest rates.

Other income (expense) – net was income of $2.3 million in the first six months of 2008, as compared to income of $3.3 million in 2007.  Other income (expense) – net primarily includes interest income and hedging and currency exchange rate transaction gains and losses.  See Note 17 to the Condensed Consolidated Financial Statements for further information.

Snap-on’s effective income tax rate on earnings before equity earnings and minority interests was 33.3% in the first six months of 2008 and 32.7% in the first six months of 2007.   Snap-on anticipates that its full-year effective income tax rate on earnings before equity earnings and minority interests will approximate 33.3% in 2008.  See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

Net earnings and net earnings from continuing operations in the first six months of 2008 were $123.5 million, or $2.12 per diluted share.  This compares with net earnings for the first six months of 2007 of $82.8 million, or $1.40 per diluted share, and net earnings from continuing operations of $90.8 million, or $1.54 per diluted share.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

(continued)

Exit and Disposal Activities

Snap-on recorded costs of $2.0 million and $6.6 million for exit and disposal activities in the three and six month periods of 2008, respectively, as compared to $6.5 million and $14.7 million of such costs in the three and six month periods of 2007, respectively. Snap-on anticipates full-year 2008 restructuring costs to be in a range of $13 million to $16 million, as compared to the $26.3 million incurred in full-year 2007.

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

Snap-on evaluates the performance of its operating segments based on segment revenues and operating earnings. For the Commercial & Industrial, Snap-on Tools, and Diagnostics & Information Groups, segment net sales include both external and intersegment net sales.  Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments.  Identifiable assets by segment are those assets used in the respective reportable segment’s operations.  Corporate assets consist of cash and cash equivalents, deferred income taxes, pension assets and certain other assets. Intersegment amounts are eliminated to arrive at consolidated financial results.

Commercial & Industrial Group

	Three Months Ended

(Amounts in millions)	June 28, 2008		June 30, 2007		Change

External net sales	$347.6	89.7%	$296.4	89.4%	$51.2	17.3%

Intersegment net sales	40.1	10.3%	35.2	10.6%	4.9	13.9%

Segment net sales	387.7	100.0%	331.6	100.0%	56.1	16.9%

Cost of goods sold	(240.9)	-62.1%	(211.2)	-63.7%	(29.7)	-14.1%

Gross profit	146.8	37.9%	120.4	36.3%	26.4	21.9%

Operating expenses	(97.5)	-25.2%	(87.9)	-26.5%	(9.6)	-10.9%

Segment operating earnings	$49.3	12.7%	$32.5	9.8%	$16.8	51.7%

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

(continued)

Segment net sales of $387.7 million in the second quarter of 2008 increased $56.1 million, or 16.9%, from 2007 levels, including $31.1 million of higher sales and $25.0 million of currency translation.  The $31.1 million sales increase primarily reflects higher sales of tools, kits and tool storage products to industrial customers, increased sales of power tools and imaging alignment systems, continued strong sales growth in emerging markets, and increased sales of professional tools in Europe.

Segment gross profit of $146.8 million in the second quarter of 2008 was up $26.4 million, or 21.9%, over 2007 levels.  The year-over-year improvement in gross profit includes benefits from the higher sales and pricing, $8.1 million of currency translation, $5.1 million of lower restructuring costs, and $2.9 million from RCI initiatives.  These gross profit improvements were partially offset by $2.2 million of higher production and material costs.  As a percentage of net sales, gross profit of 37.9% improved 160 basis points over 36.3% in 2007.  Operating expenses of $97.5 million were up $9.6 million from 2007 levels primarily due to $6.6 million of  unfavorable currency translation, $2.2 million of higher volume-related expenses, and $1.5 million of inflationary cost increases. These increases in operating expenses were partially offset by $0.8 million of savings from cost reduction and RCI initiatives. As a percentage of net sales, operating expenses improved 130 basis points year over year, from 26.5% in 2007 to 25.2% in 2008.  As a result of these factors, segment operating earnings of $49.3 million in the second quarter of 2008 increased $16.8 million from 2007 levels and, as a percentage of net sales, improved from 9.8% in 2007 to 12.7% in 2008.  Currency translation contributed $1.5 million of the $16.8 million increase in year-over-year operating earnings.

	Six Months Ended

(Amounts in millions)	June 28, 2008		June 30, 2007		Change

External net sales	$663.7	89.2%	$579.9	88.8%	$83.8	14.5%

Intersegment net sales	80.7	10.8%	73.5	11.2%	7.2	9.8%

Segment net sales	744.4	100.0%	653.4	100.0%	91.0	13.9%

Cost of goods sold	(464.7)	-62.4%	(419.4)	-64.2%	(45.3)	-10.8%

Gross profit	279.7	37.6%	234.0	35.8%	45.7	19.5%

Operating expenses	(192.2)	-25.8%	(173.4)	-26.5%	(18.8)	-10.8%

Segment operating earnings	$87.5	11.8%	$60.6	9.3%	$26.9	44.4%

Segment net sales of $744.4 million in the first six months of 2008 increased $91.0 million, or 13.9%, from 2007 levels, including $49.0 million of currency translation and $42.0 million of higher sales.  The $42.0 million sales increase primarily reflects higher sales of tools, kits and tool storage products to industrial customers, increased sales of power tools and imaging alignment systems, and continued strong sales growth in emerging markets.

Segment gross profit of $279.7 million in the first six months of 2008 was up $45.7 million, or 19.5%, over 2007 levels.  The year-over-year increase in gross profit includes benefits from the higher sales and pricing, $15.6 million of currency translation, $9.3 million of lower restructuring costs, and $7.9 million of savings from RCI initiatives.  These increases in gross profit were partially offset by $5.1 million of higher production and material costs.  As a percentage of net sales, gross profit of 37.6% improved 180 basis points over 35.8% in 2007.  Operating expenses of $192.2 million were up $18.8 million from 2007 levels primarily due to $12.5 million of unfavorable currency translation, $3.4 million of inflationary cost increases, $2.4 million of higher volume-related expenses, and increased spending to further expand the company’s sales and manufacturing presence in emerging growth markets and lower cost regions.  These increases in operating expenses were partially offset by $2.6 million of savings from cost reduction and RCI initiatives.  As a result of these factors, segment operating earnings of $87.5 million in the first six months of 2008 increased $26.9 million from 2007 levels and, as a percentage of net sales, improved from 9.3% in 2007 to 11.8% in 2008.  Currency translation contributed $3.1 million of the $26.9 million increase in year-over-year operating earnings.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(Continued)

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	June 28, 2008		June 30, 2007		Change
Segment net sales	$292.8	100.0%	$284.0	100.0%	$8.8	3.1%
Cost of goods sold	(170.1)	-58.1%	(159.0)	-56.0%	(11.1)	-7.0%
Gross profit	122.7	41.9%	125.0	44.0%	(2.3)	-1.8%
Operating expenses	(87.4)	-29.8%	(90.3)	-31.8%	2.9	3.2%
Segment operating earnings	$35.3	12.1%	$34.7	12.2%	$0.6	1.7%

Segment net sales in the second quarter of 2008 of $292.8 million were up $8.8 million from 2007 levels as the impacts of $5.5 million of currency translation and continued higher sales in the company’s international franchise operations were largely offset by continued lower North American franchise sales.  In the United States, sales declined 4.1% from 2007 levels primarily due to a more challenging economic environment for sales of higher-priced tool storage and diagnostics products.

Segment gross profit of $122.7 million in the second quarter of 2008 was down from $125.0 million in the second quarter of 2007 as the impacts of the shift in product mix in the United States and $2.3 million of higher production and material costs were partially offset by $2.6 million of benefits from RCI activities.  Operating expenses of $87.4 million declined $2.9 million from prior-year levels primarily due to $3.9 million of lower franchisee termination costs primarily as a result of continued favorable trend rates, partially offset by $1.6 million of unfavorable currency translation.  As a result of these factors, segment operating earnings of $35.3 million in the second quarter of 2008 increased $0.6 million from 2007 levels. As a percentage of segment net sales, operating earnings were 12.1% in 2008 as compared to 12.2% in 2007.

	Six Months Ended
(Amounts in millions)	June 28, 2008		June 30, 2007		Change
Segment net sales	$582.1	100.0%	$572.5	100.0%	$9.6	1.7%
Cost of goods sold	(334.1)	-57.4%	(322.3)	-56.3%	(11.8)	-3.7%
Gross profit	248.0	42.6%	250.2	43.7%	(2.2)	-0.9%
Operating expenses	(178.3)	-30.6%	(186.2)	-32.5%	7.9	4.2%
Segment operating earnings	$69.7	12.0%	$64.0	11.2%	$5.7	8.9%

Segment net sales in the first six months of 2008 of $582.1 million were up $9.6 million from 2007 levels as the impacts of $13.0 million of currency translation and continued higher sales in the company’s international franchise operations were largely offset by a decline in North American franchise sales.  In the United States, sales to franchisees declined 3.6% year over year primarily due to a more challenging economic environment for sales of higher-priced products and the impact associated with the introduction of the company’s new mid-tier product line in the first half of 2007.  In addition, as of June 28, 2008, van count in the United States was down 1.2% from June 30, 2007, levels.

Segment gross profit of $248.0 million in the first six months of 2008 was down $2.2 million from $250.2 million in the first six months of 2007 as the impacts of the lower sales, including the shift in product mix, and $4.0 million of higher production and material costs were partially offset by $5.4 million of currency translation, $4.4 million of benefits from RCI initiatives, and $2.9 million of lower “last-in, first-out” (“LIFO”) related inventory expenses.  Operating expenses of $178.3 million declined $7.9 million from prior-year levels primarily due to $8.5 million of lower

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(Continued)

franchisee termination costs and $1.3 million of benefits from RCI initiatives.  These decreases to year-over-year operating expenses were partially offset by $3.4 million of currency translation.  As a result of these factors, segment operating earnings of $69.7 million in the first six months of 2008 increased $5.7 million from 2007 levels and, as a percentage of net sales, improved from 11.2% in 2007 to 12.0% in 2008.

Diagnostics & Information Group

	Three Months Ended
(Amounts in millions)	June 28, 2008		June 30, 2007		Change
External net sales	$125.7	76.3%	$131.5	79.6%	$(5.8)	-4.4%
Intersegment net sales	39.1	23.7%	33.8	20.4%	5.3	15.7%
Segment net sales	164.8	100.0%	165.3	100.0%	(0.5)	-0.3%
Cost of goods sold	(87.8)	-53.3%	(88.3)	-53.4%	0.5	0.6%
Gross profit	77.0	46.7%	77.0	46.6%	–	–
Operating expenses	(46.0)	-27.9%	(47.7)	-28.9%	1.7	3.6%
Segment operating earnings	$31.0	18.8%	$29.3	17.7%	$1.7	5.8%

Segment sales of $164.8 million were down slightly from 2007 levels as higher diagnostics sales in Europe, increased sales of Mitchell1 information products and $2.9 million of currency translation were more than offset by $13.2 million of lower OEM program sales.  The reduction in OEM program sales is primarily a consequence of the comparison against the 2007 rollout of a major essential tool program in North America and the continued impact of the wind down of a facilitation program in Europe.

Segment gross profit of $77.0 million in the second quarter of 2008 was flat with 2007 levels as the higher gross profit contributions from a more favorable product mix and $0.8 million of currency translation were offset by the impacts of lower OEM program sales and $0.7 million of higher software development costs.  Operating expenses of $46.0 million were down $1.7 million from 2007 levels as savings from RCI initiatives were partially offset by $0.8 million of unfavorable currency translation.  As a result of these factors, segment operating earnings of $31.0 million in the second quarter of 2008 increased $1.7 million from 2007 levels and, as a percentage of net sales, improved from 17.7% in 2007 to 18.8% in 2008.

	Six Months Ended
(Amounts in millions)	June 28, 2008		June 30, 2007		Change
External net sales	$241.9	75.6%	$265.2	80.6%	$(23.3)	-8.8%
Intersegment net sales	77.9	24.4%	63.9	19.4%	14.0	21.9%
Segment net sales	319.8	100.0%	329.1	100.0%	(9.3)	-2.8%
Cost of goods sold	(175.1)	-54.8%	(181.0)	-55.0%	5.9	3.3%
Gross profit	144.7	45.2%	148.1	45.0%	(3.4)	-2.3%
Operating expenses	(93.3)	-29.1%	(98.2)	-29.8%	4.9	5.0%
Segment operating earnings	$51.4	16.1%	$49.9	15.2%	$1.5	3.0%

Segment sales of $319.8 million were down $9.3 million, or 2.8%, from 2007 levels.  Higher sales of diagnostics and Mitchell1 information products and $5.6 million of currency translation were more than offset by $32.7 million of lower OEM program sales.  The reduction in OEM program sales is primarily a consequence of the comparison against the

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(Continued)

2007 rollout of a major essential tool program in North America and the continued impact of the wind down of a facilitation program in Europe.

Segment gross profit of $144.7 million in the first six months of 2008 decreased $3.4 million from 2007 levels as the impacts of lower sales, $1.6 million of higher software development costs and $1.0 million of increased restructuring costs were partially offset by higher gross profit contributions from a more favorable product mix and $1.5 million of currency translation.  Operating expenses of $93.3 million were down $4.9 million from 2007 levels as $7.2 million of savings from RCI initiatives were partially offset by $1.7 million of unfavorable currency translation.  As a result of these factors, segment operating earnings of $51.4 million for the first six months of 2008 increased $1.5 million from 2007 levels and, as a percentage of net sales, improved from 15.2% in 2007 to 16.1% in 2008.

Financial Services

	Three Months Ended
(Amounts in millions)	June 28, 2008		June 30, 2007		Change
Financial services revenue	$18.3	100.0%	$14.8	100.0%	$3.5	23.6%
Financial services expenses	(7.5)	-41.0%	(9.7)	-65.5%	2.2	22.7%
Segment operating income	$10.8	59.0%	$5.1	34.5%	$5.7	111.8%

Operating income was $10.8 million on revenue of $18.3 million in the second quarter of 2008, as compared with $5.1 million of operating income on revenue of $14.8 million in 2007.  The increase in both revenue and operating income primarily reflects the impact of higher customer yields as a result of lower market discount rates.  Originations of $133.3 million in the second quarter of 2008 were down $7.3 million, or 5.2%, from comparable 2007 levels.

	Six Months Ended
(Amounts in millions)	June 28, 2008		June 30, 2007		Change
Financial services revenue	$43.7	100.0%	$28.2	100.0%	$15.5	55.0%
Financial services expenses	(20.1)	-46.0%	(19.4)	-68.8%	(0.7)	-3.6%
Segment operating income	$23.6	54.0%	$8.8	31.2%	$14.8	168.2%

Operating income was $23.6 million on revenue of $43.7 million in the first six months of 2008, as compared with $8.8 million of operating income on revenue of $28.2 million in 2007.  The increase in both revenue and operating income primarily reflects the impact of higher customer yields as a result of lower market discount rates.  Originations of $280.0 million in the first six months of 2008 were up $7.0 million, or 2.6%, from comparable 2007 levels.

Corporate

Corporate expenses totaled $14.7 million in the second quarter of 2008 and $14.2 million in the second quarter of 2007.  For the first six months of 2008, corporate expenses totaled $27.3 million, as compared to $27.2 million in 2007.

FINANCIAL CONDITION

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations, coupled with its sources of borrowings, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases and dividend payments.  Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost.  As of the close of business on July 18, 2008, Snap-on’s long-term debt and commercial paper was rated A3 and P-2 by Moody’s Investors Service and A- and A-2 by Standard & Poor’s.  Snap-on believes that the strength

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(Continued)

of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.

The company assesses management’s operating performance and effectiveness relative to the components of working capital, particularly accounts receivable and inventories, that are more directly impacted by operational decisions.  As of June 28, 2008, working capital (defined as current assets less current liabilities) was $635.6 million, as compared to $548.2 million as of December 29, 2007.  The following represents the company’s working capital position as of June 28, 2008, and December 29, 2007:

	June 28,	December 29,
(Amounts in millions)	2008	2007
Cash and cash equivalents	$140.6	$93.0
Accounts receivable – net of allowances	617.5	586.9
Inventories	378.1	322.4
Other current assets	171.6	185.1
Total current assets	1,307.8	1,187.4

Accounts payable	(184.3)	(171.6)
Notes payable and current maturities of long-term debt	(22.7)	(15.9)
Other current liabilities	(465.2)	(451.7)
Total current liabilities	(672.2)	(639.2)
Total working capital	$635.6	$548.2

Accounts receivable at June 28, 2008, was $617.5 million, up $30.6 million from year-end 2007 levels, including $14.2 million from currency translation.  At the end of the second quarter of 2008, days sales outstanding was 74 days, up from 73 days at December 29, 2007. The increase in days sales outstanding from year-end 2007 levels is primarily due to a shift in business mix that includes a higher concentration of sales and related accounts receivable outside of the United States where accounts receivable terms are typically longer than average U.S. terms.

Inventories were $378.1 million at June 28, 2008, up $55.7 million from year-end 2007 levels.  The $55.7 million inventory increase includes $12.7 million from currency translation and $43.0 million of higher inventories primarily to support existing and emerging-market sales growth.  Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 4.6 turns at June 28, 2008, and June 30, 2007.  Inventory turns at year-end 2007 were 4.9 turns.  Inventories accounted for using the first-in, first-out (“FIFO”) method as of both June 28, 2008, and December 29, 2007, approximated 65% of total inventories.  All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $77.8 million at June 28, 2008, and $75.0 million at year-end 2007.

Notes payable and long-term debt as of June 28, 2008, was $523.2 million.  As of December 29, 2007, notes payable and long-term debt was $517.9 million.  Notes payable and current maturities of long-term debt of $22.7 million at June 28, 2008, included $19.3 million of notes payable and $3.4 million of current maturities of long-term debt.  No commercial paper was outstanding at June 28, 2008, or December 29, 2007.  Long-term debt of $500.5 million as of June 28, 2008, includes $150 million of unsecured floating rate notes that mature in 2010, $200 million of unsecured 6.25% notes that mature in 2011, $150 million of unsecured 5.50% notes that mature in 2017, and $0.5 million of other long-term debt.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(Continued)

SOC provides a broad range of financial services to Snap-on’s U.S. franchisee and customer network and to Snap-on’s industrial and other customers. SOC sells substantially all of its originated contracts on a limited recourse basis to CIT, net of certain fees, and SOC continues to service these contracts for an estimated market-rate servicing fee.  SOC originated contracts totaling $422.7 million in full-year 2007; for the first six months of 2008, SOC originated contracts totaling $217.7 million.  CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis.  As of June 28, 2008, and December 29, 2007, no amounts were loaned to SOC by either Snap-on or CIT pursuant to this agreement.

As of June 28, 2008, Snap-on had a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00.  As of June 28, 2008, Snap-on was in compliance with all covenants of this revolving credit facility.

As of June 28, 2008, Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit.  The committed bank lines consist of two $10 million lines of credit that expire on July 29, 2008, and August 31, 2008.  As of June 28, 2008, Snap-on had $520 million of unused available debt capacity under the terms of its revolving credit facility and its committed bank lines of credit.

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

Cash flow provided from operating activities was $148.3 million in the first six months of 2008 and $117.5 million in the first six months of 2007.  The $30.8 million increase in year-over-year cash flow from operating activities primarily reflects the impacts of higher net earnings, the realization of deferred income tax benefits, and net changes in operating assets and liabilities.

Capital expenditures of $33.3 million in the first six months of 2008 were up from $27.6 million in the first six months of 2007.  Capital expenditures in 2008 mainly reflect continued levels of spending to support the company’s strategic supply chain and other growth initiatives, including the expansion of the company’s manufacturing capabilities in lower-cost regions and emerging markets, and for the replacement and enhancement of its existing global enterprise resource planning (ERP) management information system.  Snap-on now anticipates full-year 2008 capital expenditures to be in a range of $60 million to $65 million, up from the previously communicated $55 million to $60 million, primarily as a result of continued expansion and investment, including growth in emerging markets.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(Continued)

On March 5, 2008, Snap-on acquired a 60% interest in Wanda Snap-on, a tool manufacturer in China, for a preliminary cash purchase price of $14.7 million, including an estimated $1.1 million of transaction costs.  The preliminary purchase price, which is subject to the finalization of working capital and certain other adjustments that are expected to be finalized in the fourth quarter of 2008, increased from $14.7 million to $15.1 million (or $13.8 million, net of cash acquired) as of June 28, 2008.

The Wanda Snap-on joint venture agreement granted a redeemable minority interest right to the minority shareholder that could require Snap-on to acquire the minority interest at a purchase price of either $9.1 million or $10.6 million if certain financial metrics (as defined in the joint venture agreement) are reached during the five-year period subsequent to the acquisition date.

On January 12, 2007, Snap-on sold $300 million in floating and fixed rate notes consisting of $150 million of floating rate notes and $150 million of fixed rate notes.  Snap-on used the proceeds from the sale of these notes, net of $1.5 million of transaction costs, to repay commercial paper obligations issued to finance the November 2006 acquisition of Snap-on Business Solutions.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable.  During the first six months of 2008, Snap-on repurchased 1,170,000 shares of common stock for $66.3 million under its previously announced share repurchase programs, as compared to repurchases of 1,245,000 shares of common stock for $64.3 million in the first six months of 2007.  As of June 28, 2008, Snap-on has remaining availability to repurchase up to an additional $116.9 million in common stock pursuant to the Board of Directors’ authorizations.  The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939.  Cash dividends totaled $34.9 million in the first six months of 2008 and $31.6 million in the first six months of 2007.  Snap-on believes that its cash generated from operations, as well as the funds available from its credit facilities, will be sufficient to pay dividends in 2008.

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of June 28, 2008.

Outlook

Snap-on expects to continue investing in its strategic growth initiatives aimed at expanding value provided to its traditional customers, penetrating new and adjacent segments, and extending its presence in the emerging markets of Asia/Pacific and Eastern Europe.

Snap-on expects that its sales and earnings for the balance of 2008 will continue to exceed 2007 levels. Snap-on incurred $6.6 million of restructuring costs in the first six months of 2008 and expects full year 2008 restructuring costs to be in a range of $13 million to $16 million, down from its previous estimate of $15 million to $20 million.  Snap-on anticipates that its full year effective income tax rate on earnings before equity earnings and minority interests will approximate 33.3% in 2008.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at June 28, 2008, was $0.4 million on interest rate-sensitive financial instruments and $0.5 million on foreign currency-sensitive financial instruments.  The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk: Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay.  Specific credit reviews and standard industry credit scoring models are used in performing this evaluation.  Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate.  In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts for franchisee van loans with recourse provisions to Snap-on.  At June 28, 2008, $15.5 million of loans originated by SOC have a recourse provision to Snap-on if the loans become more than 90 days past due.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 28, 2008.  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 28, 2008 to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

Snap-on is in the process of developing and implementing improved enterprise resource planning (ERP) management information systems, over a multi-year period, to further enhance the operational capabilities of its businesses worldwide.  As a result of, and in connection with, the implementation of these new systems and processes, the company modified its internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)).

There have not been any other changes in internal control over financial reporting that occurred during the quarter ended June 28, 2008, that have materially affected, or are reasonably likely to materially affect, Snap-on’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the second quarter of 2008, all of which were purchased pursuant to its Board of Directors’ (“Board”) authorizations.  Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable.  The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that may be Purchased Under the Plans (1)
03/30/08 to 04/26/08	–	N/A	–	$149.1 million
04/27/08 to 05/24/08	411,300	$59.76	411,300	$133.5 million
05/25/08 to 06/28/08	348,700	$60.13	348,700	$116.9 million

Total / Average	760,000	$59.93	760,000	N/A

(1)

Subject to further adjustment pursuant to the 1996 Authorization described below, as of the end of the second quarter of 2008, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board authorizations discussed below is $116.9 million.

•

In its Annual Report on Form 10-K for the fiscal year ended December 28, 1996, the company disclosed that the company’s Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the company’s Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $59.80, $59.57 and $51.74 per share of common stock as of the end of the 2008 fiscal months ended April 26, May 24 and June 28, respectively.

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

Item 4:  Submission of Matters to a Vote of Security Holders

Snap-on held its 2008 Annual Meeting of Shareholders on April 24, 2008.  The shareholders (i) elected three members of Snap-on’s Board of Directors (“Board”), whose terms were up for reelection, to serve until the Annual Meeting in the year 2011; (ii) ratified and elected one member of the Board, whose term was up for ratification and election, to serve until the Annual Meeting in the year 2010; and (iii) ratified the Audit Committee’s selection of Deloitte & Touche LLP as the company’s independent auditor for 2008.  There were 57,547,704 outstanding shares eligible to vote. The persons elected to the company’s Board, the number of votes cast for, against and abstentions with respect to each of these persons, and the year of the Annual Meeting at which their terms expire, are set forth below:

Director	For	Against	Abstentions	Term

Roxanne J. Decyk	49,062,783	2,582,761	404,175	2011
James P. Holden	51,547,039	113,489	389,191	2010
Nicholas T. Pinchuk	49,173,661	2,504,821	371,237	2011
Richard F. Teerlink	49,107,183	2,554,386	388,150	2011

The terms of office for the following directors continue until the Annual Meeting in the year set forth below:

Director	Term

Bruce S. Chelberg	2009
Karen L. Daniel	2009
Arthur L. Kelly	2009
Jack D. Michaels	2009
John F. Fiedler	2010
W. Dudley Lehman	2010
Edward H. Rensi	2010

On May 30, 2008, Nathan J. Jones accepted appointment to Snap-on’s Board of Directors. The appointment, which became effective on July 1, 2008, expanded Snap-on’s Board to 12 directors. The Board intends to submit Mr. Jones’ name for shareholder ratification and election at the 2009 Annual Meeting of Shareholders and, in accordance with the company’s bylaws, he will be assigned to a class of directors at that time.

The proposal to ratify the Audit Committee’s selection of Deloitte & Touche LLP as the company’s independent auditor for 2008 received the following votes at the 2008 Annual Meeting of Shareholders:

Votes for approval	51,277,360

Votes against	394,458

Abstentions	377,902

There were no broker non-votes for this item.

Item 6:  Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED

Date:	July 24, 2008	/s/ Martin M. Ellen
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