Form 10-Q
period 2008-09-27
SNAP-ON Inc
filed 2008-10-23
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 17, 2008
Common Stock, $1.00 par value	57,438,885 shares

PART 1.  FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
Net sales	$697.8	$680.7	$2,185.5	$2,098.3
Cost of goods sold	(385.6)	(379.8)	(1,200.9)	(1,165.1)
Gross profit	312.2	300.9	984.6	933.2

Financial services revenue	18.0	15.8	61.7	44.0
Financial services expenses	(13.2)	(10.2)	(33.3)	(29.6)
Operating income from financial services	4.8	5.6	28.4	14.4

Operating expenses	(230.6)	(234.1)	(721.7)	(719.1)

Operating earnings	86.4	72.4	291.3	228.5

Interest expense	(6.8)	(11.6)	(25.1)	(34.6)
Other income (expense) – net	1.0	2.6	3.3	5.9
Earnings before income taxes, equity earnings and minority interests	80.6	63.4	269.5	199.8
Income tax expense	(26.8)	(21.6)	(89.6)	(66.2)
Earnings before equity earnings and minority interests	53.8	41.8	179.9	133.6
Equity earnings, net of tax and minority interests	0.8	(0.7)	(1.8)	(1.7)
Net earnings from continuing operations	54.6	41.1	178.1	131.9
Discontinued operations, net of tax	–	–	–	(8.0)
Net earnings	$54.6	$41.1	$178.1	$123.9

Basic earnings per common share:
Earnings from continuing operations	$0.95	$0.71	$3.10	$2.28
Loss from discontinued operations	–	–	–	(0.14)
Net earnings per share	$0.95	$0.71	$3.10	$2.14

Diluted earnings per common share:
Earnings from continuing operations	$0.94	$0.70	$3.06	$2.25
Loss from discontinued operations	–	–	–	(0.14)
Net earnings per share	$0.94	$0.70	$3.06	$2.11

Weighted-average shares outstanding:
Basic	57.5	57.7	57.5	58.0
Effect of dilutive options	0.7	0.7	0.7	0.7
Diluted	58.2	58.4	58.2	58.7

Dividends declared per common share	$0.30	$0.27	$0.90	$0.81

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	Sept. 27,	Dec. 29,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$118.3	$93.0
Accounts receivable – net of allowances	606.2	586.9
Inventories	388.0	322.4
Deferred income tax assets	78.9	87.0
Prepaid expenses and other assets	90.1	98.1
Total current assets	1,281.5	1,187.4

Property and equipment
Land	22.9	22.9
Buildings and improvements	231.3	224.2
Machinery and equipment	569.3	544.8
	823.5	791.9
Accumulated depreciation and amortization	(497.4)	(487.1)
Property and equipment – net	326.1	304.8

Deferred income tax assets	10.8	22.0
Goodwill	828.5	818.8
Other intangibles – net	231.9	234.8
Pension assets	54.6	57.0
Other assets	146.1	140.3
Total assets	$2,879.5	$2,765.1

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	Sept. 27,	Dec. 29,
	2008	2007
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$171.7	$171.6
Notes payable and current maturities of long-term debt	15.3	15.9
Accrued benefits	42.6	41.3
Accrued compensation	89.4	95.6
Franchisee deposits	48.2	51.0
Deferred subscription revenue	23.6	25.9
Income taxes	32.5	25.5
Other accrued liabilities	232.5	212.4
Total current liabilities	655.8	639.2

Long-term debt	500.6	502.0
Deferred income tax liabilities	93.8	91.2
Retiree health care benefits	51.0	53.8
Pension liabilities	83.3	85.3
Other long-term liabilities	114.8	113.5
Total liabilities	1,499.3	1,485.0

Shareholders’ equity
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,186,907 and 67,110,281 shares)	67.2	67.1
Additional paid-in capital	152.3	137.9
Retained earnings	1,422.5	1,296.7
Accumulated other comprehensive income (loss)	131.7	142.8
Treasury stock at cost (9,755,955 and 9,681,142 shares)	(393.5)	(364.4)
Total shareholders’ equity	1,380.2	1,280.1
Total liabilities and shareholders’ equity	$2,879.5	$2,765.1

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	Sept. 27,	Sept. 29,
	2008	2007
Operating activities:
Net earnings	$178.1	$123.9
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	36.6	37.3
Amortization of other intangibles	18.4	13.0
Stock-based compensation expense	11.9	14.2
Excess tax benefits from stock-based compensation	(5.7)	(5.8)
Deferred income tax provision	23.3	–
Gain on sale of assets	(0.1)	(2.4)
Loss on mark to market for cash flow hedges	–	0.1
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in receivables	(21.2)	14.9
(Increase) decrease in inventories	(62.5)	5.8
(Increase) decrease in prepaid and other assets	3.5	0.1
Increase (decrease) in accounts payable	(1.5)	(16.1)
Increase (decrease) in accruals and other liabilities	(12.1)	(8.1)
Net cash provided by operating activities	168.7	176.9

Investing activities:
Capital expenditures	(48.3)	(43.2)
Acquisitions of businesses – net of cash acquired	(13.8)	(5.1)
Proceeds from disposal of property and equipment	7.7	13.9
Other	(5.5)	(0.9)
Net cash used by investing activities	(59.9)	(35.3)

Financing activities:
Net proceeds from issuance of long-term debt	–	298.5
Net decrease in short-term borrowings	(7.3)	(323.3)
Purchase of treasury stock	(69.8)	(85.8)
Proceeds from stock purchase and option plans	41.3	38.1
Cash dividends paid	(52.3)	(47.4)
Excess tax benefits from stock-based compensation	5.7	5.8
Other	(0.7)	(0.6)
Net cash used by financing activities	(83.1)	(114.7)

Effect of exchange rate changes on cash and cash equivalents	(0.4)	2.3
Increase in cash and cash equivalents	25.3	29.2
Cash and cash equivalents at beginning of year	93.0	63.4
Cash and cash equivalents at end of period	$118.3	$92.6

Supplemental cash flow disclosures:
Cash paid for interest	$(30.0)	$(32.1)
Net cash paid for income taxes	(52.6)	(33.8)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the condensed consolidated financial statements for the three and nine month periods ended September 27, 2008, and September 29, 2007, have been made.  The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

In April 2008 the Financial Accounting Standards Board (“FASB”) released staff position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.”  The FSP requires entities to disclose information for recognized intangible assets that enables users of financial statements to understand the extent to which expected future cash flows associated with intangible assets are affected by the entity’s intent or ability to renew or extend the arrangement associated with the intangible asset.  The FSP also amends the factors an entity should consider in developing the renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The FSP will be applied prospectively to intangible assets acquired after the FSP’s effective date, but the disclosure requirements will be applied prospectively to all intangible assets recognized as of, and after, the FSP’s effective date.  The FSP is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The adoption of SFAS No. 142-3 is not expected to have a significant effect on the company’s consolidated financial statements.

In December 2007 the FASB released SFAS No. 141(R), “Business Combinations,” to establish accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its consolidated financial statements from a business combination.  The provisions of SFAS No. 141(R) will be effective for Snap-on for all business combinations with an acquisition date on or after January 4, 2009, the beginning of Snap-on’s 2009 fiscal year; earlier application is not permitted.

In December 2007 the FASB also released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51,” which requires noncontrolling interests in partially owned consolidated subsidiaries to be classified in the consolidated balance sheet as a separate component of consolidated shareholders’ equity.  The amount of net income attributable to the controlling and noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 also requires that controlling interests recognize a gain or loss by using the fair value of the noncontrolling equity investment on the date of deconsolidation.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS No. 160 is not expected to have a significant effect on the company’s consolidated financial statements.

In March 2008 the FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 is not expected to have a significant effect on the company’s consolidated financial statements.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Acquisitions

On March 5, 2008, Snap-on acquired a 60% interest in Zhejiang Wanda Tools Co., Ltd. (“Wanda Snap-on”), a tool manufacturer in China, for an initial cash purchase price of $14.7 million, including an estimated $1.1 million of transaction costs.  The preliminary purchase price, which is subject to the finalization of working capital and certain other adjustments that are expected to be finalized in the fourth quarter of 2008, increased from $14.7 million to $15.1 million (or $13.8 million, net of cash acquired) in the second quarter of 2008; no purchase price adjustments were recorded in the third quarter of 2008.

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

Note 3: Accounts Receivable

Accounts receivable include trade accounts, installment and other receivables, including the current portion of franchisee-financing receivables.  The components of Snap-on’s current accounts receivable were as follows:

	September 27,	December 29,
(Amounts in millions)	2008	2007
Trade accounts receivable	$512.8	$493.7
Installment receivables, net of unearned finance charges of $9.6 million and $8.5 million	74.3	73.4
Other accounts receivable	48.1	51.5
Total	635.2	618.6
Allowances for doubtful accounts	(29.0)	(31.7)
Total accounts receivable – net of allowances	$606.2	$586.9

Long-term accounts receivable is classified in “Other assets” on the accompanying Condensed Consolidated Balance Sheets and is comprised of installment and other receivables, including franchisee-financing receivables, with payment terms beyond one year.  As of September 27, 2008, long-term accounts receivable totaled $77.1 million, net of unearned finance charges of $14.9 million.  As of December 29, 2007, long-term accounts receivable totaled $79.9 million, net of unearned finance charges of $10.7 million.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

SOC sells finance receivable loan originations to CIT on a limited recourse basis and retains the rights to service such loans, for which SOC receives contractual servicing fees.  SOC recognizes a servicing asset at the time the loan originations are sold to CIT since the contractual servicing fee provides SOC with more than adequate compensation for the level of services provided.  Contractual servicing fees were $2.3 million and $7.0 million for the three and nine month periods ended September 27, 2008, respectively, and were $2.3 million and $6.9 million for the three and nine month periods ended September 29, 2007, respectively.  The servicing asset is amortized to financial services revenue over the life of the finance receivables.

The following summarizes the activity in servicing assets for the three and nine month periods ended September 27, 2008, and September 29, 2007:

	Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
(Amounts in millions)	2008	2007	2008	2007
Servicing assets at beginning of period	$5.5	$8.1	$7.0	$9.1
Originated	1.0	0.9	3.2	2.9
Amortized	(1.8)	(1.6)	(5.5)	(4.6)
Servicing assets at end of period	$4.7	$7.4	$4.7	$7.4

Servicing assets are included in “Accounts receivable – net of allowances” in the accompanying Condensed Consolidated Balance Sheets.

Note 4: Inventories

Inventories by major classification were as follows:

	September 27,	December 29,
(Amounts in millions)	2008	2007
Finished goods	$355.6	$299.8
Work in progress	33.4	33.6
Raw materials	81.0	64.0
Total FIFO value	470.0	397.4
Excess of current cost over LIFO cost	(82.0)	(75.0)
Total inventories	$388.0	$322.4

Inventories accounted for using the first-in, first-out (“FIFO”) method as of September 27, 2008, and December 29, 2007, approximated 64% and 65%, respectively, of total inventories.  The company accounts for its non-U.S. inventory on the FIFO basis.  As of September 27, 2008, approximately 31% of the company’s U.S. inventory was accounted for using the FIFO basis and 69% was accounted for using the last-in, first-out (“LIFO”) basis.  LIFO inventory liquidations resulted in a reduction of “Cost of goods sold” on the accompanying Condensed Consolidated Statements of Earnings of $0.2 million for the nine month period ended September 29, 2007; there were no LIFO inventory liquidations in 2008.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 5: Intangible and Other Assets

Other intangible assets by major classification are as follows:

	September 27, 2008		December 29, 2007
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$138.6	$(17.7)	$140.3	$(10.8)
Internally developed software	45.1	(18.9)	37.0	(13.0)
Patents	34.4	(19.3)	33.8	(18.0)
Developed technology	20.5	(8.6)	21.0	(5.3)
Trademarks	2.1	(0.5)	2.0	(0.5)
Other	9.0	(0.9)	0.7	(0.6)
Total	249.7	(65.9)	234.8	(48.2)
Non-amortized trademarks	48.1	–	48.2	–
Total	$297.8	$(65.9)	$283.0	$(48.2)

The weighted-average amortization periods related to other intangible assets are as follows:

(In years)	Weighted- average Amortization
Customer relationships	16
Internally developed software	3
Patents	16
Developed technology	5
Trademarks	38
Other	45

The weighted-average amortization period for all amortizable intangibles on a combined basis is 19 years.

Amortization expense was $6.3 million and $18.4 million for the three and nine month periods ended September 27, 2008, respectively, and $4.3 million and $13.0 million for the three and nine month periods ended September 29, 2007, respectively.  Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, annual amortization expense is expected to be $24.8 million in 2008, $24.1 million in 2009, $19.6 million in 2010, $17.1 million in 2011, $13.8 million in 2012, and $10.7 million in 2013.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Goodwill was $828.5 million and $818.8 million at September 27, 2008, and December 29, 2007, respectively.  The increase in goodwill from year-end 2007 levels primarily resulted from preliminary purchase accounting adjustments related to the Wanda Snap-on acquisition and $2.7 million of currency translation.  See Note 2 for additional information on the company’s acquisition of Wanda Snap-on.

The company has various insurance policies on the lives of certain former executive officers.  Snap-on’s investment in these policies is recorded net of policy loans in “Other assets” on the accompanying Condensed Consolidated Balance Sheets.  The policy loans carry a variable interest rate (currently at 5.52%), require interest only payments annually, and are collateralized by the cash value of the life insurance policies.  The interest rate charged on the policy loans may be adjusted annually based on a corporate bond yield as published by Moody’s Investors Service.  A summary of the net cash value of life insurance as of September 27, 2008, and December 29, 2007, is as follows:

	September 27,	December 29,
(Amounts in millions)	2008	2007
Cash surrender value of life insurance	$8.7	$8.3
Policy loans outstanding	(6.1)	(5.9)
Net cash value of life insurance	$2.6	$2.4

Note 6: Exit and Disposal Activities

Snap-on recorded costs associated with exit and disposal activities of $1.4 million and $8.0 million for the three and nine month periods ended September 27, 2008, respectively, and $1.8 million and $16.5 million for the three and nine month periods ended September 29, 2007, respectively.

	Three Months Ended		Nine Months Ended
(Amounts in millions)	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
Exit and disposal costs:	2008	2007	2008	2007
Cost of goods sold	$(0.4)	$1.8	$1.6	$13.1
Operating expenses	1.8	–	6.4	3.4
Total expense	$1.4	$1.8	$8.0	$16.5

Of the $1.4 million and $8.0 million of costs incurred during the three and nine month periods ended September 27, 2008, $0.8 million and $5.8 million, respectively, qualified for accrual treatment.  Costs associated with exit and disposal activities in 2008 primarily related to headcount reductions from (i) the realignment of the field sales organization in the United States; (ii) the consolidation of sales and services support in Europe; and (iii) various management and other realignment actions at other Snap-on facilities.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on’s exit and disposal accrual activity for the first nine months of 2008 was as follows:

	Balance at	Six Months Activity		Balance at	Third Quarter		Balance at
(Amounts in millions)	Dec. 29, 2007	Additions	Usage	June 28, 2008	Additions (Reversals)	Usage	Sept. 27, 2008
Severance costs:
Commercial & Industrial	$7.7	$1.3	$(2.7)	$6.3	$0.5	$(1.6)	$5.2
Snap-on Tools	0.8	1.7	(1.1)	1.4	0.4	(0.7)	1.1
Diagnostics & Information	3.2	1.5	(2.3)	2.4	(0.2)	(0.5)	1.7
Corporate	–	0.2	(0.1)	0.1	–	(0.1)	–
Facility-related costs:
Snap-on Tools	0.1	0.3	(0.1)	0.3	0.1	–	0.4
Diagnostics & Information	0.3	–	(0.3)	–	–	–	–
Corporate	0.1	–	–	0.1	–	–	0.1
Total	$12.2	$5.0	$(6.6)	$10.6	$0.8	$(2.9)	$8.5

Exit and disposal accrual usage totaled $2.9 million and $9.5 million during the three and nine month periods ended September 27, 2008, respectively.  Since year-end 2007, Snap-on has reduced headcount by approximately 154 employees as part of its restructuring actions.  While the majority of the exit and disposal accrual will be utilized in 2008, certain facility-related costs will extend beyond 2008 primarily due to longer-term lease obligations.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with cash flows from operations and borrowings under the company’s existing credit facilities.  The estimated costs for the exit and disposal activities were based on management’s judgment under prevailing circumstances.

Note 7: Income Taxes

Snap-on’s effective income tax rate on earnings before equity earnings and minority interests was 33.2% in the first nine months of 2008 and 33.1% in the comparable prior-year period.   Snap-on anticipates that its full year effective income tax rate on earnings before equity earnings and minority interests will approximate 33.3% in 2008.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions.  Snap-on and its subsidiaries are routinely examined by tax authorities in certain of these jurisdictions and it is reasonably possible that some of these examinations may be resolved within the next 12 months, which could result in Snap-on’s gross unrecognized tax benefits decreasing by a range of zero to $11 million over the next 12 months.

Note 8: Short-term and Long-term Debt

Notes payable and long-term debt as of September 27, 2008, was $515.9 million.  As of December 29, 2007, notes payable and long-term debt was $517.9 million.  Notes payable and current maturities of long-term debt of $15.3 million at September 27, 2008, included $13.0 million of notes payable and $2.3 million of current maturities of long-term debt.  No commercial paper was outstanding at September 27, 2008, or December 29, 2007.  Long-term debt of $500.6 million

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

as of September 27, 2008, includes $150 million of unsecured floating rate notes that mature in 2010, $200 million of unsecured 6.25% notes that mature in 2011, $150 million of unsecured 5.50% notes that mature in 2017, and $0.6 million of other long-term debt.

CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis.  As of September 27, 2008, and December 29, 2007, no amounts were loaned to SOC by either Snap-on or CIT pursuant to this agreement.

As of September 27, 2008, Snap-on had a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00.  As of September 27, 2008, Snap-on was in compliance with all covenants of this revolving credit facility.

As of September 27, 2008, Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit.  The committed bank lines consist of two $10 million lines of credit that expire on July 28, 2009, and August 30, 2009.  As of September 27, 2008, Snap-on had $520 million of unused available debt capacity under the terms of its revolving credit facility and its committed bank lines of credit.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

At September 27, 2008, Snap-on had $216.0 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $75.6 million in euros, $73.8 million in Swedish kronor, $27.0 million in Australian dollars, $22.1 million in British pounds, $9.0 million in Canadian dollars, $6.4 million in Singapore dollars, $3.5 million in Norwegian krone, $3.1 million in Danish kroner, and $0.9 million in other currencies, and various sell contracts in other currencies totaling $5.4 million.  At December 29, 2007, Snap-on had $156.1 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $65.1 million in Swedish kronor, $44.4 million in euros, $21.8 million in Australian dollars, $16.4 million in British pounds, $3.5 million in Canadian dollars, $2.7 million in Singapore dollars, and $5.7 million in other currencies, and various sell contracts in other currencies of $3.5 million.  The majority of Snap-on’s forward exchange contracts are not designated as hedges under SFAS No. 133.  The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings.

Interest Rate Swap Agreements:  Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges.  The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense.  For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings.  For cash flow hedges, the effective portion of the change in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss),” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to interest expense.  The notional amount of interest rate swaps outstanding and designated as fair value hedges was $50 million at both September 27, 2008, and December 29, 2007.

Treasury Lock Agreements:  Snap-on enters into treasury lock agreements to manage the risks associated with changing benchmark interest rates on its extended credit installment loans that are sold to CIT.  Treasury lock agreements are accounted for as cash flow hedges.  The effective differentials paid or received on treasury lock agreements are recognized as adjustments to “Financial services revenue” in the accompanying Condensed Consolidated Statements of Earnings.  During the third quarter and for the nine months ended September 27, 2008, Snap-on settled  treasury locks of $65.0 million and $116.0 million, respectively, concurrent with the settlement of extended credit installment receivables sold to CIT.  The notional amount of treasury locks outstanding and designated as cash flow hedges was $117.0 million as of September 27, 2008.  There were no treasury locks outstanding as of December 29, 2007.

Changes in the fair value of derivative financial instruments qualifying for hedge accounting are reflected as derivative assets or liabilities with the ineffective portion of gains or losses reflected in earnings in the period of change.  For all fair value hedges qualifying for hedge accounting, the net accumulated derivative asset at September 27, 2008, was $0.2 million.  At September 27, 2008, the maximum maturity date of any fair value hedge was three years and the maximum maturity date of any cash flow hedge was six months.  During the next 12 months, Snap-on expects to reclassify into earnings net losses from “Accumulated other comprehensive income (loss)” of approximately $0.8 million after tax at the time the underlying hedge transactions are realized.  During the three and nine month periods ended September 27, 2008, cash flow hedge and fair value hedge ineffectiveness was not material.

Counterparty Risk  Snap-on is exposed to credit losses in the event of non-performance by the counterparties to its interest rate swap, foreign exchange and treasury lock agreements.  Snap-on does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparties and enters into

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

agreements only with financial institution counterparties with a credit rating of A- or better.  Snap-on does not anticipate non-performance by its counterparties.

Note 10: Pension Plans

Snap-on’s net pension expense included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Service cost	$4.2	$5.4	$14.9	$16.1
Interest cost	13.0	12.3	39.8	37.0
Expected return on assets	(17.3)	(16.1)	(51.5)	(48.2)
Actuarial loss	0.2	1.8	0.8	5.3
Prior service cost	0.4	0.3	0.9	0.9
Net transition asset	–	(0.1)	–	(0.2)
Net pension expense	$0.5	$3.6	$4.9	$10.9

In 2008, Snap-on expects to make contributions of approximately $10.0 million and $1.2 million to its foreign and domestic pension plans, respectively.

Note 11: Retiree Health Care

Snap-on’s net postretirement health care benefits expense included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	1.1	1.1	3.3	3.2
Expected return on plan assets	(0.3)	–	(0.9)	–
Unrecognized net (gain) loss	0.2	(0.3)	(0.3)	(0.8)
Prior service credit	(0.1)	(0.1)	(0.3)	(0.3)
Net postretirement expense	$1.0	$0.8	$2.1	$2.4

Note 12: Stock-Based Compensation

The 2001 Incentive Stock and Awards Plan, as Amended (“2001 Plan”), which was approved by shareholders in 2001 and amended and approved by shareholders in 2006, provides for the grant of stock options, performance share awards and restricted stock awards.  As of September 27, 2008, the 2001 Plan had 2,750,553 shares available for future grants; the company uses treasury stock to deliver shares issued under the 2001 Plan.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The compensation cost charged against income for the 2001 Plan was $3.9 million and $11.9 million for the three and nine month periods ended September 27, 2008, respectively, and $4.9 million and $14.2 million for the three and nine month periods ended September 29, 2007, respectively.  Cash received from option exercises during the three and nine month periods ended September 27, 2008, totaled $2.3 million and $41.3 million, respectively.  Cash received from option exercises during the three and nine month periods ended September 29, 2007, totaled $2.7 million and $38.1 million, respectively.  The tax benefit realized from the exercise of share-based payment arrangements was $0.5 million and $10.9 million for the three and nine month periods ended September 27, 2008, respectively, and $0.5 million and $6.8 million for the three and nine month periods ended September 29, 2007, respectively.

Stock Options

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant and have a contractual term of ten years.  Grants made prior to 2007 vest in two annual increments beginning on the first anniversary of the grant date of the award.  Beginning in 2007, most stock option grants vest over a three-year period beginning on the first anniversary of the grant date of the award.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model.  The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the expected term of options granted (based on the period of time that options granted are expected to be outstanding).  Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option.  The expected dividend yield is based on the company’s historical dividend payments.  The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option.  The following weighted-average assumptions were used in calculating the fair value of stock options granted during the nine month periods ended September 27, 2008, and September 29, 2007, using the Black-Scholes valuation model; there were no stock options granted in the three month periods ended September 27, 2008, and September 29, 2007:

	Nine Months Ended
	September 27, 2008	September 29, 2007
Expected term of option (in years)	5.84	6.31
Expected volatility factor	25.97%	25.75%
Expected dividend yield	2.79%	3.05%
Risk-free interest rate	2.72%	4.68%

A summary of stock option activity as of and for the nine month period ended September 27, 2008, is presented below:

	Shares (in thousands)	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 29, 2007	2,350	$37.98
Granted	542	51.93
Exercised	(1,057)	37.05
Forfeited	(41)	47.94
Outstanding at September 27, 2008	1,794	42.28	7.36	$17.8
Exercisable at September 27, 2008	993	35.22	5.88	17.4
(*) Weighted-average

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The weighted-average grant date fair value of options granted during the nine month periods ended September 27, 2008, and September 29, 2007, was $10.81 and $12.17, respectively.  The intrinsic value of options exercised during both of the nine month periods ended September 27, 2008, and September 29, 2007, was $18.6 million.  The fair value of stock options vested during the nine month periods ended September 27, 2008, and September 29, 2007, was $4.1 million and $4.2 million, respectively.

As of September 27, 2008, there was $6.7 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.3 years.

Performance Awards

Performance awards granted in 2006, 2007 and 2008 pursuant to the 2001 Plan are earned and expensed using the fair value of the performance award over a contractual term of three years based on the company’s performance.  Vesting of the performance awards is dependent upon performance relative to pre-defined goals for revenue growth and return on assets for the applicable three-year grant period.  For performance achieved above a certain level, the recipient may earn additional cash units, not to exceed 50% of the number of performance awards initially awarded.  Each additional cash unit represents the right to receive cash equal to the fair market value of a share of Snap-on common stock on the respective date of grant.  The grant date fair value of Snap-on common stock was $39.35 for grants issued in 2006, $50.22 for grants issued in 2007, and $51.75 for grants issued in 2008.

The fair value of the performance awards are estimated on the date of grant using the Black-Scholes valuation model.  The company uses the vesting period of the performance awards as the expected term of the awards granted.  Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the performance award.  The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the length of time corresponding to the expected term of the performance award.  The following weighted-average assumptions were used in calculating the fair value of performance awards granted during the nine month periods ended September 27, 2008, and September 29, 2007, using the Black-Scholes valuation model:

	Nine Months Ended
	September 27,	September 29,
	2008	2007

Expected term of performance award (in years)	3.0	3.0
Expected volatility factor	26.16%	20.52%
Risk-free interest rate	2.11%	4.73%

The weighted-average grant date fair value of performance awards granted during the nine month periods ended September 27, 2008, and September 29, 2007, was $51.75 and $50.22, respectively.  Performance share awards of 91,977 shares were paid out during the first nine months of 2008; no performance share awards were paid out during the nine month period ended September 29, 2007.  As performance share awards generally vest only at the end of the performance award period, no shares vested during the nine month periods ended September 27, 2008, and September 29, 2007.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The status of the company’s non-vested performance share awards and changes during the nine month period ended September 27, 2008, is presented below:

	Shares (in thousands)	Grant-Date Fair Value (*)
Non-vested performance awards at December 29, 2007	367	$42.20
Granted	180	51.75
Vested	–	–
Forfeited or expired	(25)	–
Non-vested performance awards at September 27, 2008	522	46.98
(*) Weighted-average

As of September 27, 2008, there was $12.0 million of unrecognized compensation cost related to non-vested performance share awards granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.

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

The fair value of SARs is remeasured each reporting period using the Black-Scholes valuation model.  The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding.  Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs.  The expected dividend yield is based on the company’s historical dividend payments.  The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs.  The following weighted-average assumptions were used in calculating the fair value of SARs granted during the nine month periods ended September 27, 2008, and September 29, 2007, using the Black-Scholes valuation model; there were no SARs granted during the three month period ended September 27, 2008, and September 27, 2007:

	Nine Months Ended
	September 27,	September 29,
	2008	2007
Expected term of SARs (in years)	5.51	5.55
Expected volatility factor	25.61%	25.37%
Expected dividend yield	2.72%	3.05%
Risk-free interest rate	3.05%	4.23%

The total intrinsic value of SARs exercised was $0.7 million and $1.7 million, during the three and nine month periods ended September 27, 2008, respectively, and $0.1 million and $1.6 million for the three and nine month periods ended September 29, 2007, respectively.   The total fair value of SARs vested during the first nine months of 2008 and 2007 was

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

$0.4 million and $1.5 million, respectively.  No SARs vested during the three month periods ended September 27, 2008, and September 29, 2007.

The status of the company’s non-vested SARs as of September 27, 2008, is presented below:

	SARs (in thousands)	Fair Value (*)
Non-vested SARs at December 29, 2007	186	$9.24
Granted	119	10.78
Vested	(87)	–
Forfeited or expired	(11)	–
Non-vested SARs at September 27, 2008	207	11.72
(*) Weighted-average

As of September 27, 2008, there was $1.6 million of unrecognized compensation cost related to non-vested SARs granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

Restricted Stock Awards

The company granted 20,895 shares of restricted stock to members of the Board of Directors (“Board”) during the nine months ended September 27, 2008, pursuant to the 2001 Plan.  All restrictions will lapse upon the recipient’s termination of service as a director or in the event of a change in control, as defined in the 2001 Plan.

Note 13: Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
Common shares* outstanding	57,449,501	57,682,515	57,521,459	58,002,351
Dilutive effect of stock-based instruments	722,104	710,157	646,253	728,811
Common shares* outstanding, assuming dilution	58,171,605	58,392,672	58,167,712	58,731,162
(*) Weighted-average

The dilutive effect of the potential exercise of outstanding stock-based instruments to purchase common shares is calculated using the treasury stock method.  Options to purchase 12,000 shares and 110,386 shares of Snap-on common stock for the three and nine month periods ended September 27, 2008, respectively, and options to purchase 641,165 shares and 445,043 shares of Snap-on common stock for the three and nine month periods ended September 29, 2007, respectively, were not included in the computations of diluted earnings per share as the exercise price of the options was greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 14: Comprehensive Income (Loss)

Total comprehensive income (loss) for the three and nine month periods ended September 27, 2008, and September 29, 2007, was as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(Amounts in millions)	2008	2007	2008	2007
Net earnings	$54.6	$41.1	$178.1	$123.9
Foreign currency translation	(73.5)	44.3	(10.3)	69.9
Change in fair value of derivative instruments, net of tax	(0.8)	–	(0.8)	0.1
Total comprehensive income (loss)	$(19.7)	$85.4	$167.0	$193.9

Note 15: Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded.  Snap-on calculates its reserve requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience.  The following summarizes Snap-on’s product warranty accrual activity for the three and nine month periods September 27, 2008, and September 29, 2007:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(Amounts in millions)	2008	2007	2008	2007
Warranty reserve:
Beginning of period	$17.2	$19.0	$17.1	$17.3
Additions	2.7	4.5	8.3	13.8
Usage	(3.1)	(3.1)	(8.6)	(10.7)
End of period	$16.8	$20.4	$16.8	$20.4

Snap-on has credit risk exposure for certain SOC-originated contracts for franchisee van loans with recourse provisions to Snap-on.  At September 27, 2008, and December 29, 2007, $16.0 million and $16.1 million of loans, respectively, with terms ranging from six months to seven years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due.  The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default.  The estimated fair value of the guarantees for franchisee van loans with recourse as of September 27, 2008, was not material.

The Wanda Snap-on joint venture agreement granted a redeemable minority interest right to the minority shareholder of Wanda Snap-on that could require Snap-on to acquire the minority interest at a purchase price of either $9.1 million or $10.6 million if certain financial metrics (as defined in the joint venture agreement) are reached during the five-year period subsequent to the acquisition date.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 16: Discontinued Operations

On June 29, 2007, Snap-on sold its Sun Electric Systems (“SES”) business based in the Netherlands for a nominal cash purchase price.  The sale of the SES business is reflected in the accompanying Condensed Consolidated Statements of Earnings as “Discontinued operations, net of tax.”  Snap-on recorded an after-tax loss of $8.0 million, or $0.14 per diluted share, in its 2007 results of operations related to the sale and results of operations of SES.  For segment reporting purposes, the results of operations of SES were previously included in the Diagnostics & Information Group.

Note 17: Other Income (Expense) - Net

“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Interest income	$1.5	$2.0	$5.5	$6.2
Foreign exchange gain (loss)	0.2	0.5	(0.8)	(0.1)
Other	(0.7)	0.1	(1.4)	(0.2)
Total other income (expense) – net	$1.0	$2.6	$3.3	$5.9

Note 18: Fair Value Measurements

Derivative assets and liabilities measured at Level 2 fair value on a recurring basis include the following:

(Amounts in millions)	September 27, 2008
Assets:
Short-term derivative	$6.3
Long-term interest rate swaps	0.5
Total assets	$6.8
Liabilities:
Short-term derivative	$(22.3)
Long-term interest rate swaps	(0.3)
Total liabilities	$(22.6)

The fair values of the derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities.  The short-term derivative assets and liabilities contain (i) foreign exchange forward contracts that are valued monthly based on exchange rates quoted by domestic and foreign banks for similar instruments; and (ii) treasury lock agreements that are valued monthly using bank benchmark rates for similar instruments.  The long-term interest rate swaps are valued monthly based on the six-month LIBOR swap rate for similar instruments.  The short-term derivative assets and liabilities are included in “Prepaid expenses and other assets,” and “Other accrued liabilities,” respectively, and the long-term interest rate swaps are included in “Other assets” and “Other long-term liabilities,” respectively, on the accompanying Condensed Consolidated Balance Sheets.  See Note 9 for additional information on the company’s financial instruments.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Financial data by segment was as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(Amounts in millions)	2008	2007	2008	2007
Net sales:
Commercial & Industrial Group	$338.1	$327.9	$1,082.5	$981.3
Snap-on Tools Group	269.5	262.0	851.6	834.5
Diagnostics & Information Group	155.1	152.0	474.9	481.1
Segment net sales	762.7	741.9	2,409.0	2,296.9
Intersegment eliminations	(64.9)	(61.2)	(223.5)	(198.6)
Total net sales	$697.8	$680.7	$2,185.5	$2,098.3
Financial services revenue	18.0	15.8	61.7	44.0
Total revenues	$715.8	$696.5	$2,247.2	$2,142.3

Operating earnings:
Commercial & Industrial Group	$40.7	$32.7	$128.2	$93.3
Snap-on Tools Group	28.2	24.6	97.9	88.6
Diagnostics & Information Group	27.2	22.2	78.6	72.1
Financial Services	4.8	5.6	28.4	14.4
Segment operating earnings	100.9	85.1	333.1	268.4
Corporate	(14.5)	(12.7)	(41.8)	(39.9)
Operating earnings	$86.4	$72.4	$291.3	$228.5
Interest expense	(6.8)	(11.6)	(25.1)	(34.6)
Other income (expense) – net	1.0	2.6	3.3	5.9
Earnings before income taxes, equity earnings and minority interests	$80.6	$63.4	$269.5	$199.8

(Amounts in millions)	September 27,	December 29,
Assets:	2008	2007
Commercial & Industrial Group	$1,160.4	$1,113.9
Snap-on Tools Group	494.0	429.9
Diagnostics & Information Group	798.3	808.2
Financial Services	181.6	171.5
Total assets from reportable segments	$2,634.3	$2,523.5
Corporate	299.8	284.5
Elimination of intersegment receivables	(54.6)	(42.9)
Total assets	$2,879.5	$2,765.1

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

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain efficiencies and savings from its Rapid Continuous Improvement (“RCI”) and other cost reduction initiatives, including its ability to implement reductions in workforce, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and lost revenues.  These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby enhance their sales and profitability, introduce successful new products, successfully integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, litigation challenges and external negative factors including significant changes in the current competitive environment, inflation, disruptions and instability in the credit and financial markets, changes in interest rates and other monetary and market fluctuations; and the impact of legal proceedings, energy and raw material supply and pricing, including steel and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs, the impacts of non-strategic business and/or product line rationalizations, and terrorist disruptions on business.  Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.  Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

RESULTS OF OPERATIONS

Results of operations for the three month periods ended September 27, 2008, and September 29, 2007, are as follows:

	Three Months Ended
(Amounts in millions)	September 27, 2008		September 29, 2007		Change
Net sales	$697.8	100.0%	$680.7	100.0%	$17.1	2.5%
Cost of goods sold	(385.6)	-55.3%	(379.8)	-55.8%	(5.8)	-1.5%
Gross profit	312.2	44.7%	300.9	44.2%	11.3	3.8%

Financial services revenue	18.0	100.0%	15.8	100.0%	2.2	13.9%
Financial services expenses	(13.2)	-73.3%	(10.2)	-64.6%	(3.0)	-29.4%
Operating income from financial services	4.8	26.7%	5.6	35.4%	(0.8)	-14.3%

Operating expenses	(230.6)	-33.0%	(234.1)	-34.4%	3.5	1.5%
Operating earnings	86.4	12.1%	72.4	10.4%	14.0	19.3%

Interest expense	(6.8)	-0.9%	(11.6)	-1.7%	4.8	41.4%
Other income (expense) – net	1.0	0.1%	2.6	0.4%	(1.6)	-61.5%
Earnings before income taxes, equity earnings and minority interests	80.6	11.3%	63.4	9.1%	17.2	27.1%
Income tax expense	(26.8)	-3.8%	(21.6)	-3.1%	(5.2)	-24.1%
Earnings before equity earnings and minority interests	53.8	7.5%	41.8	6.0%	12.0	28.7%
Equity earnings, net of tax and minority interests	0.8	0.1%	(0.7)	-0.1%	1.5	NM
Net earnings	$54.6	7.6%	$41.1	5.9%	$13.5	32.8%

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

Net sales in the third quarter of 2008 of $697.8 million increased $17.1 million, or 2.5%, from 2007 levels, including $12.1 million from currency translation.

Sales in the Commercial & Industrial Group of $338.1 million increased $10.2 million, or 3.1%. Excluding $12.4 million of currency translation, Commercial & Industrial Group sales declined $2.2 million year over year as continued growth in emerging markets, higher sales of power tools, increased sales to industrial customers, and continued strong sales of imaging aligner units, were more than offset by lower sales of professional tools in Europe and by sales declines in other wheel service equipement worldwide.  Sales in the Snap-on Tools Group of $269.5 million increased $7.5 million, or 2.9%, primarily due to higher sales in the company’s international franchise operations; currency translation contributed $0.4 million of the sales increase.  In the Diagnostics & Information Group, sales of $155.1 million were up $3.1 million from 2007 levels as higher Original Equipment Manufacturer (“OEM”) program sales, increased sales of diagnostics products in Europe, and higher sales of Mitchell1™ information products were partially offset by lower sales of diagnostics products in North America and by lower sales at Snap-on Business Solutions, including expected lower sales from the planned exit of certain non-core product lines.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Gross profit in the third quarter of 2008 was $312.2 million, as compared to $300.9 million in 2007.  The $11.3 million increase in gross profit primarily includes contributions from higher pricing, $5.2 million of savings from ongoing efficiency, productivity and cost reduction (“Rapid Continuous Improvement” or “RCI”) initiatives, $4.0 million of currency translation, and $2.2 million of lower restructuring costs.  These improvements were partially offset by a shift in product mix that included lower sales of higher-margin products in the U.S. franchise operations and increased production, material and freight costs.  Gross profit margin of 44.7% in 2008 was up 50 basis points (100 basis points equals 1.0 percent) from 44.2% in 2007.

Operating expenses in the third quarter of 2008 were $230.6 million, as compared to $234.1 million in 2007.  The $3.5 million reduction in operating expenses includes $6.4 million of benefits from RCI initiatives and $2.6 million of lower franchisee termination costs, primarily as a result of continued favorable trend rates.  These improvements were partially offset by $3.6 million of unfavorable currency translation and $1.8 million of higher restructuring costs.  As a percentage of net sales, operating expenses improved 140 basis points to 33.0% in the third quarter of 2008, as compared to 34.4% in 2007.

Operating income from Financial Services was $4.8 million on revenue of $18.0 million in the third quarter of 2008, as compared with $5.6 million of operating income on revenue of $15.8 million in 2007.  Contributions from higher revenues in 2008, primarily as a result of lower market discount rates, were more than offset by higher year-over-year operating expenses, including $1.4 million of one-time, project-related costs.

Consolidated operating earnings in the third quarter of 2008 were $86.4 million, an increase of $14.0 million, or 19.3%, from the $72.4 million achieved in the third quarter of 2007.  Currency translation contributed $0.3 million of the $14.0 million increase in year-over-year operating earnings.

Interest expense of $6.8 million in the third quarter of 2008 was down $4.8 million from the prior year primarily due to declining interest rates and lower average debt levels in the quarter.

Other income (expense) – net was income of $1.0 million in the third quarter of 2008 as compared to income of $2.6 million in 2007.  Other income (expense) – net primarily includes interest income and hedging and currency exchange rate transaction gains and losses.  See Note 17 to the Condensed Consolidated Financial Statements for further information.

Snap-on’s effective income tax rate on earnings before equity earnings and minority interests was 33.3% in the third quarter of 2008 and 34.1% in the third quarter of 2007.  Snap-on anticipates that its full year effective income tax rate on earnings before equity earnings and minority interests will approximate 33.3% in 2008.  See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

On March 5, 2008, Snap-on acquired a 60% interest in Zhejiang Wanda Tools Co., Ltd. (“Wanda Snap-on”), a tool manufacturer in China, for a preliminary cash purchase price of $14.7 million, including an estimated $1.1 million of transaction costs.  The preliminary purchase price, which is subject to the finalization of working capital and certain other adjustments that are expected to be finalized in the fourth quarter of 2008, increased from $14.7 million to $15.1 million (or $13.8 million, net of cash acquired) in the second quarter of 2008; no purchase price adjustments were recorded in the third quarter of 2008.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions.  For segment reporting purposes, the results of operations and assets of Wanda Snap-on, which have been included in Snap-on’s condensed consolidated financial statements since the date of acquisition, are included in the Commercial & Industrial Group.  As of September 27, 2008, the net sales and operating earnings impact of the acquisition were not material to Snap-on’s third quarter or year-to-date 2008 condensed consolidated financial statements.

Net earnings in the third quarter of 2008 were $54.6 million, or $0.94 per diluted share.  This compares with net earnings of $41.1 million, or $0.70 per diluted share, in the third quarter of 2007.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of operations for the nine month periods ended September 27, 2008, and September 29, 2007, are as follows:

	Nine Months Ended
(Amounts in millions)	September 27, 2008		September 29, 2007		Change
Net sales	$2,185.5	100.0%	$2,098.3	100.0%	$87.2	4.2%
Cost of goods sold	(1,200.9)	-54.9%	(1,165.1)	-55.5%	(35.8)	-3.1%
Gross profit	984.6	45.1%	933.2	44.5%	51.4	5.5%

Financial services revenue	61.7	100.0%	44.0	100.0%	17.7	40.2%
Financial services expenses	(33.3)	-54.0%	(29.6)	-67.3%	(3.7)	-12.5%
Operating income from financial services	28.4	46.0%	14.4	32.7%	14.0	97.2%

Operating expenses	(721.7)	-33.0%	(719.1)	-34.3%	(2.6)	-0.4%
Operating earnings	291.3	13.0%	228.5	10.7%	62.8	27.5%

Interest expense	(25.1)	-1.1%	(34.6)	-1.6%	9.5	27.5%
Other income (expense) – net	3.3	0.1%	5.9	0.3%	(2.6)	-44.1%
Earnings before income taxes, equity earnings and minority interests	269.5	12.0%	199.8	9.4%	69.7	34.9%
Income tax expense	(89.6)	-4.0%	(66.2)	-3.1%	(23.4)	-35.3%
Earnings before equity earnings and minority interests	179.9	8.0%	133.6	6.3%	46.3	34.7%
Equity earnings, net of tax and minority interests	(1.8)	-0.1%	(1.7)	-0.1%	(0.1)	-5.9%
Net earnings from continuing operations	178.1	7.9%	131.9	6.2%	46.2	35.0%
Discontinued operations, net of tax	–	–	(8.0)	-0.4%	8.0	100.0%
Net earnings	$178.1	7.9%	$123.9	5.8%	$54.2	43.7%

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

Net sales in the first nine months of 2008 of $2,185.5 million increased $87.2 million, or 4.2%, from 2007 levels, including $77.7 million from currency translation.

Sales in the Commercial & Industrial Group of $1,082.5 million increased $101.2 million, or 10.3%, primarily due to $61.4 million of currency translation and $39.8 million of higher sales.  The $39.8 million sales increase primarily reflects higher sales of tools, kits and tool storage products to industrial customers, increased sales of power tools and imaging alignment systems, and continued strong sales growth in emerging markets.  Sales in the Snap-on Tools Group of $851.6 million were up $17.1 million, or 2.0%, as the impacts of higher sales in the company’s international franchise operations and $13.4 million of currency translation were partially offset by lower U.S. franchise sales, primarily as a result of a more challenging economic environment for sales of higher-priced products. In the Diagnostics & Information Group, sales of $474.9 million were down $6.2 million, or 1.3%, as higher sales of diagnostics and Mitchell1 information products and $5.5 million of currency translation were more than offset by $35.3 million of lower OEM program sales and by lower sales at Snap-on Business Solutions, including expected lower sales from the planned exit of certain non-core product lines.  The $35.3 million reduction in year-over-year OEM sales is primarily a consequence of the

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

comparison against the 2007 rollout of a major essential tool program in North America and the impact of the wind down of a facilitation program in Europe.

Gross profit in the first nine months of 2008 was $984.6 million, as compared to $933.2 million in 2007.  The $51.4 million gross profit improvement includes $26.5 million of currency translation, contributions from higher sales and pricing, $18.5 million of savings from RCI initiatives, and $11.5 million of lower restructuring costs.  These improvements were partially offset by the mix impact of lower sales of higher-margin products in the U.S. franchise operations and $15.1 million of increased production, material and freight costs.  As a result of these factors, gross profit margin was 45.1% in 2008, up 60 basis points from 44.5% in 2007.

Operating expenses in the first nine months of 2008 were $721.7 million, as compared to $719.1 million in 2007.  The $2.6 million increase in operating expenses primarily includes $21.2 million of unfavorable currency translation, $3.0 million of higher restructuring costs, and increased spending to further expand the company’s presence in emerging growth markets and lower-cost regions.  These increases were largely offset by $16.2 million of benefits from RCI initiatives and $11.1 million of lower franchisee termination costs, primarily as a result of continued favorable trend rates.  As a percentage of net sales, operating expenses improved 130 basis points to 33.0% in the first nine months of 2008, as compared to 34.3% in 2007.

Operating income from Financial Services was $28.4 million on revenue of $61.7 million in the first nine months of 2008, as compared with $14.4 million of operating income on revenue of $44.0 million in 2007.  Contributions from higher revenues in 2008, primarily as a result of lower market discount rates, were partially offset by higher year-over-year operating expenses, including $1.4 million of one-time, project-related costs.

Consolidated operating earnings in the first nine months of 2008 were $291.3 million, an increase of $62.8 million, or 27.5%, from the $228.5 million achieved in the first nine months of 2007.  Currency translation contributed $5.6 million of the $62.8 million increase in year-over-year operating earnings.

Interest expense of $25.1 million in the first nine months of 2008 was down $9.5 million from the prior year primarily due to declining interest rates and lower average debt levels.

Other income (expense) – net was income of $3.3 million in the first nine months of 2008, as compared to income of $5.9 million in 2007.  Other income (expense) – net primarily includes interest income and hedging and currency exchange rate transaction gains and losses.  See Note 17 to the Condensed Consolidated Financial Statements for further information.

Snap-on’s effective income tax rate on earnings before equity earnings and minority interests was 33.2% in the first nine months of 2008 and 33.1% in the first nine months of 2007.  Snap-on anticipates that its full year effective income tax rate on earnings before equity earnings and minority interests will approximate 33.3% in 2008.  See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

On June 29, 2007, Snap-on sold its Sun Electric Systems (“SES”) business based in the Netherlands for a nominal cash purchase price.  The sale of the SES business is reflected in the accompanying Condensed Consolidated Statements of Earnings as “Discontinued operations, net of tax.”  Snap-on recorded an after-tax loss of $8.0 million, or $0.14 per diluted share, in its 2007 results of operations related to the sale and results of operations of SES.  For segment reporting purposes, the results of operations of SES were previously included in the Diagnostics & Information Group.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Net earnings and net earnings from continuing operations in the first nine months of 2008 were $178.1 million, or $3.06 per diluted share.  This compares with net earnings for the first nine months of 2007 of $123.9 million, or $2.11 per diluted share, and net earnings from continuing operations of $131.9 million, or $2.25 per diluted share.

Exit and Disposal Activities

Snap-on recorded costs of $1.4 million and $8.0 million for exit and disposal activities in the three and nine month periods ended September 27, 2008, respectively, as compared to $1.8 million and $16.5 million of such costs in the three and nine month periods ended September 29, 2007, respectively.  Snap-on anticipates full-year 2008 restructuring costs to be in a range of $12 million to $14 million, as compared to the $26.3 million incurred in full-year 2007.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	September 27, 2008		September 29, 2007		Change
External net sales	$301.7	89.2%	$295.4	90.1%	$6.3	2.1%
Intersegment net sales	36.4	10.8%	32.5	9.9%	3.9	12.0%
Segment net sales	338.1	100.0%	327.9	100.0%	10.2	3.1%
Cost of goods sold	(211.0)	-62.4%	(210.9)	-64.3%	(0.1)	–
Gross profit	127.1	37.6%	117.0	35.7%	10.1	8.6%
Operating expenses	(86.4)	-25.6%	(84.3)	-25.7%	(2.1)	-2.5%
Segment operating earnings	$40.7	12.0%	$32.7	10.0%	$8.0	24.5%

Segment net sales of $338.1 million in the third quarter of 2008 increased $10.2 million, or 3.1%, from 2007 levels.  Excluding $12.4 million of currency translation, sales declined $2.2 million year over year as continued growth in emerging markets, contributions from increased sales of power tools, higher sales of tools, kits and tool storage products to industrial customers, and continued strong sales of imaging aligner units, were more than offset by lower sales of professional tools in Europe and by sales declines in other wheel service equipment worldwide.

Segment gross profit of $127.1 million in the third quarter of 2008 was up $10.1 million, or 8.6%, over 2007 levels.  The $10.1 million gross profit improvement includes $4.0 million of currency translation, $3.0 million of savings from RCI and restructuring initiatives, and $1.8 million of lower restructuring costs.  Gross profit contributions from higher pricing, sales growth in emerging markets, increased sales of power tools, and higher sales to industrial customers, were partially offset by the impact of lower sales of professional tools and general wheel service equipment, primarily in Europe, and increased commodity costs.  As a percentage of net sales, gross profit of 37.6% improved 190 basis points over 35.7% in 2007.  Operating expenses of $86.4 million were up $2.1 million from 2007 levels primarily due to $3.3 million of unfavorable currency translation and $0.8 million of higher restructuring costs, partially offset by $1.9 million of savings from cost reduction and RCI initiatives.  As a percentage of net sales, operating expenses improved from 25.7% in 2007 to 25.6% in 2008.  As a result of these factors, segment operating earnings of $40.7 million in the third quarter of 2008 increased $8.0 million from 2007 levels and, as a percentage of net sales, improved from 10.0% in 2007 to 12.0% in 2008.  Currency translation contributed $0.7 million of the $8.0 million increase in year-over-year operating earnings.

	Nine Months Ended
(Amounts in millions)	September 27, 2008		September 29, 2007		Change
External net sales	$965.4	89.2%	$875.3	89.2%	$90.1	10.3%
Intersegment net sales	117.1	10.8%	106.0	10.8%	11.1	10.5%
Segment net sales	1,082.5	100.0%	981.3	100.0%	101.2	10.3%
Cost of goods sold	(675.7)	-62.4%	(630.3)	-64.2%	(45.4)	-7.2%
Gross profit	406.8	37.6%	351.0	35.8%	55.8	15.9%
Operating expenses	(278.6)	-25.8%	(257.7)	-26.3%	(20.9)	-8.1%
Segment operating earnings	$128.2	11.8%	$93.3	9.5%	$34.9	37.4%

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment net sales of $1,082.5 million in the first nine months of 2008 increased $101.2 million, or 10.3%, from 2007 levels, including $61.4 million of currency translation and $39.8 million of higher sales.  The $39.8 million sales increase primarily reflects higher sales of tools, kits and tool storage products to industrial customers, increased sales of power tools and imaging alignment systems, and continued strong sales growth in emerging markets.

Segment gross profit of $406.8 million in the first nine months of 2008 was up $55.8 million, or 15.9%, over 2007 levels. The $55.8 million increase in gross profit includes $19.6 million of currency translation, benefits from higher sales and pricing, $11.1 million of lower restructuring costs, and $10.9 million of savings from RCI initiatives.  These increases in gross profit were partially offset by $5.1 million of higher production and material costs.  As a percentage of net sales, gross profit of 37.6% improved 180 basis points over 35.8% in 2007.  Operating expenses of $278.6 million were up $20.9 million from 2007 levels primarily due to $15.8 million of unfavorable currency translation, $3.4 million of inflationary cost increases, higher volume-related and other expenses, including costs to further expand the company’s sales and manufacturing presence in emerging growth markets and lower cost regions, and $1.2 million of higher restructuring costs.  These increases in operating expenses were partially offset by $4.5 million of savings from cost reduction and RCI initiatives.  As a result of these factors, segment operating earnings of $128.2 million in the first nine months of 2008 increased $34.9 million from 2007 levels and, as a percentage of net sales, improved from 9.5% in 2007 to 11.8% in 2008.  Currency translation contributed $3.8 million of the $34.9 million increase in year-over-year operating earnings.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	September 27, 2008		September 29, 2007		Change
Segment net sales	$269.5	100.0%	$262.0	100.0%	$7.5	2.9%
Cost of goods sold	(155.1)	-57.6%	(147.8)	-56.4%	(7.3)	-4.9%
Gross profit	114.4	42.4%	114.2	43.6%	0.2	0.2%
Operating expenses	(86.2)	-31.9%	(89.6)	-34.2%	3.4	3.8%
Segment operating earnings	$28.2	10.5%	$24.6	9.4%	$3.6	14.6%

Segment net sales in the third quarter of 2008 of $269.5 million were up $7.5 million from 2007 levels primarily due to continued higher sales in the company’s international franchise operations and $0.4 million of currency translation.  These sales increases were partially offset by a 0.3% year-over-year decline in U.S. franchise sales.

Segment gross profit of $114.4 million in the third quarter of 2008 was up slightly from $114.2 million last year.  The $0.2 million increase in gross profit primarily reflects contributions from higher international sales and pricing, and $1.9 million of benefits from RCI initiatives.  These increases to gross profit were largely offset by a shift in U.S. sales mix that included higher sales of lower-margin products, and $5.0 million of higher material and freight costs.  Operating expenses of $86.2 million declined $3.4 million from 2007 levels largely due to $2.6 million of lower franchisee termination costs, primarily as a result of continued favorable trend rates, and $0.7 million of savings from RCI initiatives.  As a result of these factors, segment operating earnings of $28.2 million in the third quarter of 2008 increased $3.6 million from 2007 levels.  As a percentage of segment net sales, operating earnings were 10.5% in 2008, as compared to 9.4% in 2007.

	Nine Months Ended
(Amounts in millions)	September 27, 2008		September 29, 2007		Change
Segment net sales	$851.6	100.0%	$834.5	100.0%	$17.1	2.0%
Cost of goods sold	(489.2)	-57.4%	(470.1)	-56.3%	(19.1)	-4.1%
Gross profit	362.4	42.6%	364.4	43.7%	(2.0)	-0.5%
Operating expenses	(264.5)	-31.1%	(275.8)	-33.1%	11.3	4.1%
Segment operating earnings	$97.9	11.5%	$88.6	10.6%	$9.3	10.5%

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment net sales in the first nine months of 2008 of $851.6 million were up $17.1 million from 2007 levels as the impacts of $13.4 million of currency translation and continued higher sales in the company’s international franchise operations were partially offset by a decline in U.S. franchise sales.  Sales to U.S. franchisees declined 2.6% year over year primarily due to a more challenging economic environment for sales of higher-priced products and the impact associated with the introduction of the company’s mid-tier product line in 2007.  At quarter end, van count in the United States was up slightly compared to both June 28, 2008, and September 29, 2007, levels.

Segment gross profit of $362.4 million in the first nine months of 2008 was down $2.0 million from $364.4 million in 2007 as the impacts of lower U.S. sales, including the shift in product mix to higher sales of lower-margin products, and $9.0 million of increased production and material costs were partially offset by $6.3 million of benefits from RCI initiatives, $5.6 million of currency translation and $2.7 million of lower “last-in, first-out” (“LIFO”) related and other inventory expenses.  Operating expenses of $264.5 million declined $11.3 million from prior-year levels primarily due to $11.1 million of lower franchisee termination costs and $2.0 million of benefits from RCI initiatives.  These decreases to operating expenses were partially offset by $3.7 million of currency translation and $1.3 million of higher restructuring costs.  As a result of these factors, segment operating earnings of $97.9 million in the first nine months of 2008 increased $9.3 million from 2007 levels and, as a percentage of net sales, improved from 10.6% in 2007 to 11.5% in 2008.

Diagnostics & Information Group

	Three Months Ended
(Amounts in millions)	September 27, 2008		September 29, 2007		Change
External net sales	$126.6	81.6%	$123.3	81.1%	$3.3	2.7%
Intersegment net sales	28.5	18.4%	28.7	18.9%	(0.2)	-0.7%
Segment net sales	155.1	100.0%	152.0	100.0%	3.1	2.0%
Cost of goods sold	(84.5)	-54.5%	(82.3)	-54.1%	(2.2)	-2.7%
Gross profit	70.6	45.5%	69.7	45.9%	0.9	1.3%
Operating expenses	(43.4)	-28.0%	(47.5)	-31.3%	4.1	8.6%
Segment operating earnings	$27.2	17.5%	$22.2	14.6%	$5.0	22.5%

Segment net sales of $155.1 million were up $3.1 million, or 2.0%, from 2007 levels primarily due to higher OEM program sales from the rollout of a major essential tool program in North America, increased sales of diagnostics products in Europe and higher sales of Mitchell1 information products.  These sales increases were partially offset by lower sales of diagnostics products in the United States and by lower sales at Snap-on Business Solutions, including expected lower sales from the planned exit of certain non-core product lines.

Segment gross profit of $70.6 million in the third quarter of 2008 was up $0.9 million over 2007 levels primarily due to the higher sales and $0.3 million of savings from RCI initiatives.  Operating expenses of $43.4 million were down $4.1 million from 2007 levels primarily due to $3.8 million of savings from RCI initiatives.  As a result of these factors, segment operating earnings of $27.2 million in the third quarter of 2008 increased $5.0 million from 2007 levels and, as a percentage of net sales, improved from 14.6% in 2007 to 17.5% in 2008.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

	Nine Months Ended
(Amounts in millions)	September 27, 2008		September 29, 2007		Change
External net sales	$368.5	77.6%	$388.5	80.8%	$(20.0)	-5.1%
Intersegment net sales	106.4	22.4%	92.6	19.2%	13.8	14.9%
Segment net sales	474.9	100.0%	481.1	100.0%	(6.2)	-1.3%
Cost of goods sold	(259.6)	-54.7%	(263.3)	-54.7%	3.7	1.4%
Gross profit	215.3	45.3%	217.8	45.3%	(2.5)	-1.1%
Operating expenses	(136.7)	-28.7%	(145.7)	-30.3%	9.0	6.2%
Segment operating earnings	$78.6	16.6%	$72.1	15.0%	$6.5	9.0%

Segment net sales of $474.9 million were down $6.2 million, or 1.3%, from 2007 levels.  Higher sales of diagnostics and Mitchell1 information products and $5.5 million of currency translation were more than offset by $35.3 million of lower OEM program sales and by lower sales at Snap-on Business Solutions, including expected lower sales from the planned exit of certain non-core product lines.  The $35.3 million reduction in year-over-year OEM program sales is primarily a consequence of the comparison against the 2007 rollout of a major essential tool program in North America and the impact of the wind down of a facilitation program in Europe.

Segment gross profit of $215.3 million in the first nine months of 2008 decreased $2.5 million from 2007 levels as the impacts of lower sales, $1.6 million of higher software development costs, and $0.6 million of increased restructuring costs were partially offset by currency translation of $1.3 million and higher gross profit contributions from a more favorable product mix.  Operating expenses of $136.7 million were down $9.0 million from 2007 levels as $11.0 million of savings from RCI initiatives were partially offset by $1.7 million of unfavorable currency translation and $0.8 million of higher restructuring costs.  As a result of these factors, segment operating earnings of $78.6 million for the first nine months of 2008 increased $6.5 million from 2007 levels and, as a percentage of net sales, improved from 15.0% in 2007 to 16.6% in 2008.

Financial Services

	Three Months Ended
(Amounts in millions)	September 27, 2008		September 29, 2007		Change
Financial services revenue	$18.0	100.0%	$15.8	100.0%	$2.2	13.9%
Financial services expenses	(13.2)	-73.3%	(10.2)	-64.6%	(3.0)	-29.4%
Segment operating income	$4.8	26.7%	$5.6	35.4%	$(0.8)	-14.3%

Segment operating income was $4.8 million on revenue of $18.0 million in the third quarter of 2008, as compared with $5.6 million of operating income on revenue of $15.8 million in 2007.  Contributions from higher revenues in 2008, primarily as a result of lower market discount rates, were more than offset by higher year-over-year operating expenses, including $1.4 million of one-time, project-related costs.  Originations of $131.3 million in the third quarter of 2008 were up $4.1 million, or 3.2%, from comparable 2007 levels.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

	Nine Months Ended
(Amounts in millions)	September 27, 2008		September 29, 2007		Change
Financial services revenue	$61.7	100.0%	$44.0	100.0%	$17.7	40.2%
Financial services expenses	(33.3)	-54.0%	(29.6)	-67.3%	(3.7)	-12.5%
Segment operating income	$28.4	46.0%	$14.4	32.7%	$14.0	97.2%

Segment operating income was $28.4 million on revenue of $61.7 million in the first nine months of 2008, as compared with $14.4 million of operating income on revenue of $44.0 million in 2007.  Contributions from higher revenues in 2008, primarily as a result of lower market discount rates, were partially offset by higher year-over-year operating expenses, including $1.4 million of one-time, project-related costs.   Originations of $411.3 million in the first nine months of 2008 were up $11.1 million, or 2.8%, from comparable 2007 levels.

Corporate

Corporate expenses totaled $14.5 million in the third quarter of 2008 and $12.7 million in the third quarter of 2007.  For the first nine months of 2008, corporate expenses totaled $41.8 million, as compared to $39.9 million in 2007.  The year-over-year increase for both the third quarter and first nine months of 2008 was primarily due to higher performance-based incentive costs in 2008.

FINANCIAL CONDITION

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations, coupled with its sources of borrowings, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases and dividend payments.  Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost.  As of the close of business on October 17, 2008, Snap-on’s long-term debt and commercial paper was rated A3 and P-2 by Moody’s Investors Service and A- and A-2 by Standard & Poor’s.  As of the date of this Form 10-Q, the credit and financial markets are in a period of substantial instability and uncertainty that is affecting the availability of credit to borrowers.  Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.  In light of the current state of the credit and financial markets, however, the company cannot provide any assurances of the availability of future financing or the terms on which it might be available.

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.

As of September 27, 2008, working capital (defined as current assets less current liabilities) was $625.7 million, as compared to $548.2 million as of December 29, 2007.  The following represents the company’s working capital position as of September 27, 2008, and December 29, 2007:

	September 27,	December 29,
(Amounts in millions)	2008	2007
Cash and cash equivalents	$118.3	$93.0
Accounts receivable – net of allowances	606.2	586.9
Inventories	388.0	322.4
Other current assets	169.0	185.1
Total current assets	1,281.5	1,187.4

Accounts payable	(171.7)	(171.6)
Notes payable and current maturities of long-term debt	(15.3)	(15.9)
Other current liabilities	(468.8)	(451.7)
Total current liabilities	(655.8)	(639.2)
Total working capital	$625.7	$548.2

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Accounts receivable at September 27, 2008, was $606.2 million, up $19.3 million from year-end 2007 levels.  The $19.3 million increase includes $24.1 million of higher receivables, primarily from increased levels of sales and receivables outside of the United States, partially offset by $4.8 million of currency translation.  At the end of the third quarter of 2008, days sales outstanding of 73 days was equal to December 29, 2007, levels.

Inventories of $388.0 million at September 27, 2008, were up $65.6 million from year-end 2007 levels, including $65.9 million of higher inventories partially offset by $0.3 million of currency translation.  The $65.9 million inventory increase primarily reflects the impacts of lower-then-expected sales and higher levels of inventory to support targeted growth initiatives in certain existing and emerging markets.  The year-over-year inventory increase also reflects the impact of higher standard inventory costs in 2008 as a result of inflationary and commodity cost increases.  Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 4.5 turns at September 27, 2008, and 4.6 turns at September 29, 2007.  Inventory turns at year-end 2007 were 4.9 turns.  Inventories accounted for using the first-in, first-out (“FIFO”) method as of both September 27, 2008, and December 29, 2007, approximated 64% and 65%, respectively of total inventories.  All other inventories are accounted for using the last-in, first-out (“LIFO”) method.  The company’s LIFO reserve was $82.0 million at September 27, 2008, and $75.0 million at year-end 2007.

Notes payable and long-term debt as of September 27, 2008, was $515.9 million.  As of December 29, 2007, notes payable and long-term debt was $517.9 million.  Notes payable and current maturities of long-term debt of $15.3 million at September 27, 2008, included $13.0 million of notes payable and $2.3 million of current maturities of long-term debt.  No commercial paper was outstanding at September 27, 2008, or December 29, 2007.  Long-term debt of $500.6 million as of September 27, 2008, includes $150 million of unsecured floating rate notes that mature in 2010, $200 million of unsecured 6.25% notes that mature in 2011, $150 million of unsecured 5.50% notes that mature in 2017, and $0.6 million of other long-term debt.

SOC provides a broad range of financial services to Snap-on’s U.S. franchisee and customer network and to Snap-on’s industrial and other customers. SOC sells substantially all of its originated contracts on a limited recourse basis to CIT, net of certain fees, and SOC continues to service these contracts for an estimated market-rate servicing fee.  SOC originated contracts totaling $422.7 million in full-year 2007; for the first nine months of 2008, SOC originated contracts totaling $321.5 million.  CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis.  As of September 27, 2008, and December 29, 2007, no amounts were loaned to SOC by either Snap-on or CIT pursuant to this agreement.

As of September 27, 2008, Snap-on had a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00.  As of September 27, 2008, Snap-on was in compliance with all covenants of this revolving credit facility.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

As of September 27, 2008, Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit.  The committed bank lines consist of two $10 million lines of credit that expire on July 28, 2009, and August 30, 2009.  As of September 27, 2008, Snap-on had $520 million of unused available debt capacity under the terms of its revolving credit facility and its committed bank lines of credit.

Although the credit and financial markets are currently in a state of substantial instability and uncertainty, Snap-on believes that it has sufficient available committed and uncommitted lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis.  Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facilities and committed lines of credit.  While the instability of the credit and financial markets has affected the market for commercial paper issuances and other short-term debt, Snap-on currently believes that it could access those markets for short-term liquidity if the need were to arise.  Near-term liquidity requirements for Snap-on include the funding of its investments in capital expenditures, restructuring activities, payments of dividends, interest, and share repurchases.

Since 1999, CIT has been the exclusive purchaser of the credit and installment financing contracts originated by SOC in the United States.  Snap-on has been monitoring its relationship with CIT carefully, particularly in view of the current instability in the credit markets.  If CIT were to no longer purchase the credit and installment financing contracts originated by SOC, Snap-on believes it has alternative means to finance these contracts, including the use of its existing credit facilities.

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

Cash flow provided from operating activities was $168.7 million in the first nine months of 2008 and $176.9 million in the first nine months of 2007.  The $8.2 million decrease in year-over-year cash flow from operating activities primarily reflects the impacts of higher net changes in operating assets and liabilities (primarily accounts receivable and inventories), partially offset by the impacts of higher net earnings and the realization of deferred income tax benefits.

Capital expenditures of $48.3 million in the first nine months of 2008 were up from $43.2 million in the first nine months of 2007.  Capital expenditures in 2008 mainly reflect continued levels of spending to support the company’s strategic supply chain and other growth initiatives, including the expansion of the company’s manufacturing capabilities in lower-cost regions and emerging markets, and for the replacement and enhancement of its existing global enterprise resource planning (ERP) management information system.  Snap-on anticipates full-year 2008 capital expenditures to be in a range of $60 million to $65 million, as compared to $61.9 million in full-year 2007.

On March 5, 2008, Snap-on acquired a 60% interest in Wanda Snap-on, a tool manufacturer in China, for a preliminary cash purchase price of $14.7 million, including an estimated $1.1 million of transaction costs.  The preliminary purchase price, which is subject to the finalization of working capital and certain other adjustments that are expected to be finalized in the fourth quarter of 2008, increased from $14.7 million to $15.1 million (or $13.8 million, net of cash acquired) in the second quarter of 2008; no purchase price adjustments were recorded in the third quarter of 2008.

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

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable.  During the first nine months of 2008, Snap-on repurchased 1,230,000 shares of common stock for $69.8 million under its previously announced share repurchase programs, as compared to repurchases of 1,680,000 shares of common stock for $85.8 million in the first nine months of 2007.  As of September 27, 2008, Snap-on has remaining availability to repurchase up to an additional $116.9 million in common stock pursuant to the Board of Directors’ authorizations.  The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939.  Cash dividends totaled $52.3 million in the first nine months of 2008 and $47.4 million in the first nine months of 2007.  Snap-on believes that its cash generated from operations, as well as the funds available from its credit facilities, will be sufficient to pay dividends in the fourth quarter of 2008.

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of September 27, 2008.

Outlook

Snap-on intends to continue investing in its strategic growth initiatives aimed at expanding value provided to its traditional customers, penetrating new and adjacent segments, and extending its presence in the emerging markets of Asia/Pacific and Eastern Europe.  Snap-on also expects to continue implementing its RCI and low-cost sourcing initiatives intended to provide higher levels of profitability.

Based on current expectations, and subject to the risks and other factors discussed in this Form 10-Q, Snap-on expects that its earnings for the balance of 2008 will continue to exceed 2007 levels. Snap-on incurred $8.0 million of restructuring costs in the first nine months of 2008 and expects full year 2008 restructuring costs to be in a range of $12 million to $14 million, down from its previous estimate of $13 million to $16 million.  Snap-on anticipates that its full year effective income tax rate on earnings before equity earnings and minority interests will approximate 33.3% in 2008.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market, Credit and Economic Risks

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. Snap-on is exposed to market risk from changes in both foreign currency exchange rates and interest rates. Snap-on monitors its exposure to these risks and attempts to manage the underlying economic exposures through the use of financial instruments such as interest rate swap, foreign exchange and treasury lock agreements.  Snap-on does not use derivative instruments for speculative or trading purposes.  Snap-on’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole.  Snap-on’s management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks.

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

Interest Rate Risk Management: Snap-on’s interest rate risk management policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities. Snap-on also enters into treasury lock agreements to manage the risk associated with changing benchmark interest rates on its extended contract installment loans that are sold to CIT.  See Note 9 to the Condensed Consolidated Financial Statements for information on interest rate risk management.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at September 27, 2008, was $1.2 million on interest rate-sensitive financial instruments and $1.5 million on foreign currency-sensitive financial instruments.  The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk: Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay.  Specific credit reviews and standard industry credit scoring models are used in performing this evaluation.  Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate.  In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts for franchisee van loans with recourse provisions to Snap-on.  At September 27, 2008, $16.0 million of loans originated by SOC have a recourse provision to Snap-on if the loans become more than 90 days past due.

Counterparty Risk: Snap-on is exposed to credit losses in the event of non-performance by the counterparties to its interest rate swap, foreign exchange and treasury lock agreements.  Snap-on does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparties and enters into agreements only with financial institution counterparties with a credit rating of A- or better.  Snap-on does not anticipate non-performance by its counterparties.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 27, 2008.  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 27, 2008 to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

There have not been any other changes in internal control over financial reporting that occurred during the quarter ended September 27, 2008, that have materially affected, or are reasonably likely to materially affect, Snap-on’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the third quarter of 2008, all of which were purchased pursuant to its Board of Directors’ (“Board”) authorizations.  Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable.  The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that may be Purchased Under the Plans (1)
06/29/08 to 07/26/08	–	N/A	–	$117.6 million
07/27/08 to 08/23/08	–	N/A	–	$119.8 million
08/24/08 to 09/27/08	60,000	$57.74	60,000	$116.9 million

Total / Average	60,000	$57.74	60,000	N/A

  (1)     Subject to further adjustment pursuant to the 1996 Authorization described below, as of the end of the third quarter of 2008, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board authorizations discussed below is $116.9 million.

•                In fiscal 1996 the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (the “1996 Authorization”).  The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock.  Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time.  The 1996 Authorization will expire when terminated by the Board.  When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $56.28, $57.44 and $54.99 per share of common stock as of the end of the 2008 fiscal months ended July 26, August 23 and September 27, respectively.

•                In fiscal 1998 the Board authorized the repurchase of an aggregate of $100 million of the company’s common stock (the “1998 Authorization”).  The 1998 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

•                In fiscal 1999 the Board authorized the repurchase of an aggregate of $50 million of the company’s common stock (the “1999 Authorization”).  The 1999 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the company’s Board.

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

SNAP-ON INCORPORATED

Date: October 23, 2008	/s/ Martin M. Ellen
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