Form 10-K
period 2009-01-03
SNAP-ON Inc
filed 2009-02-18
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates  (excludes 224,533 shares held by directors and executive officers) computed by reference to the price ($51.74) at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2008) was: $3.0 billion

The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of February 13, 2009, was 57,460,513 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in Snap-on’s Proxy Statement, which is expected to first be mailed to shareholders on or around March 11, 2009, prepared for the Annual Meeting of Shareholders scheduled for April 23, 2009.

2	SNAP-ON INCORPORATED

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

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain efficiencies and savings from its Rapid Continuous Improvement (“RCI”) and other cost reduction initiatives, including its ability to implement reductions in workforce, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and lost revenues.  These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby enhance their sales and profitability, introduce successful new products, successfully integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, litigation challenges and external negative factors including significant changes in the current competitive environment, inflation, disruptions and instability in the credit and financial markets, weakness in the global economy, changes in interest rates and other monetary and market fluctuations, including changes in foreign currency exchange rates; and the impact of legal proceedings, energy and raw material supply and pricing, including steel and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs, the impacts of non-strategic business and/or product line rationalizations, and terrorist disruptions on business.  Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

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

2008 ANNUAL REPORT	3

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

Snap-on markets its products and brands through multiple distribution sales channels in approximately 130 countries. Snap-on’s largest geographic markets include the United States, Australia, Canada, China, France, Germany, Italy, Japan, the Netherlands, Spain, Sweden and the United Kingdom.  Snap-on also reaches its customers through the company’s franchisee, company-direct, distributor and Internet channels.  Snap-on originated the mobile van tool distribution channel in the automotive repair market.

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance.  Snap-on’s reportable business segments include: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Diagnostics & Information Group; and (iv) Financial Services.  The Commercial & Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchise distribution channels. The Snap-on Tools Group consists of the business operations serving the worldwide franchise van channel.  The Diagnostics & Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems, electronic parts catalogs, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace.  Financial Services consists of the business operations of Snap-on Credit LLC (“SOC”), a consolidated, 50%-owned joint venture between Snap-on and The CIT Group, Inc. (“CIT”), and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has franchise operations.  See Note 19 to the Consolidated Financial Statements for information on business segments and foreign operations.

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

On March 5, 2008, Snap-on acquired a 60% interest in Zhejiang Wanda Tools Co., Ltd. (“Wanda Snap-on”), a tool manufacturer in China, for a cash purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs.  The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions.  For segment reporting purposes, Wanda Snap-on is included in the Commercial & Industrial Group.  See Note 2 to the Consolidated Financial Statements for further information on the company’s acquisition of  Wanda Snap-on.

On November 28, 2006, Snap-on acquired the ProQuest Business Solutions business and certain net assets (collectively, “Snap-on Business Solutions” or “Business Solutions”) from ProQuest Company for a purchase price of $521.7 million of cash and the assumption of approximately $19 million of debt.  For segment reporting purposes, Snap-on Business Solutions is included in the Diagnostics & Information Group.  See Note 2 to the Consolidated Financial Statements for further information on the company’s acquisition of Business Solutions.

4	SNAP-ON INCORPORATED

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

Products and Services

Snap-on offers a broad line of products and complementary services that are grouped into three product categories: (i) tools; (ii) diagnostics and repair information; and (iii) equipment.  Further product line information is not presented as it is not practicable to do so.  The following table shows the consolidated net sales of these product categories for the last three years:

	Net Sales
(Amounts in millions)	2008	2007	2006
Product Category:
Tools	$1,694.9	$1,632.2	$1,453.1
Diagnostics and repair information	589.8	647.6	499.5
Equipment	568.6	561.4	502.5
	$2,853.3	$2,841.2	$2,455.1

The tools product category includes hand tools, power tools and tool storage products.  Hand tools include wrenches, screwdrivers, sockets, pliers, ratchets, saws and cutting tools, pruning tools, torque measuring instruments and other similar products.  Power tools include pneumatic (air), hydraulic, cordless (battery) and corded (electric) tools such as impact wrenches, ratchets, chisels, drills, sanders, polishers and similar products.  Tool storage includes tool chests, roll cabinets, tool control systems and other similar products.  The majority of products are manufactured by Snap-on and, in completing the product line, other items are purchased from external manufacturers.

The diagnostics and repair information product category includes handheld and PC-based diagnostics products, service and repair information products, diagnostic software solutions, electronic parts catalogs, business management systems, business services, point-of-sale systems, integrated systems for vehicle service shops, equipment repair services, original equipment manufacturers (“OEMs”) purchasing facilitation services, and warranty management systems and analytics to help dealerships manage and track performance.

2008 ANNUAL REPORT	5

The products offered by Snap-on Business Solutions, which was acquired by the company on November 28, 2006, are included in the diagnostics and repair information product category.  Snap-on Business Solutions is a world leader in automotive parts and service information.  Its products are aimed at assisting OEMs and their dealers to enhance their service operations.  Business Solutions’ products include integrated software, services and systems that transform complex technical data for parts catalogs into easily accessed electronic information (electronic parts catalogs). Other products and services include warranty management systems and analytics to help dealerships manage and track the complex process of warranty claims management.  Over 38,000 automotive dealerships around the world use Business Solutions’ electronic parts catalogs, which are available in 29 different languages and support 15 automotive manufacturers and 31 brands.  Business Solutions’ products are also sold to over 85,000 dealers in the power equipment and power sports markets.

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

Snap-on

Hand tools, power tools, tool storage products, diagnostics, certain equipment and related accessories, mobile tool stores, Web sites, electronic parts catalogs, warranty analytics solutions, business management services, OEM specialty tools and equipment development and distribution, and OEM facilitation services

Acesa	Hand tools

BAHCO	Saw blades and cutting tools, hand tools and tool storage

Blackhawk	Collision repair equipment

Blue-Point	Hand tools, power tools, tool storage units, certain equipment and related accessories

Cartec	Safety testing, brake testers, test lane equipment, dynamo-meters, suspension testers, emission testers and other equipment

Fish and Hook	Hand tools and tool storage

Hofmann	Wheel balancers, lifts, tire changers, wheel aligners, brake testers and test lane equipment

Irimo	Hand tools

John Bean	Wheel balancers, lifts, tire changers, wheel aligners, brake testers and test lane equipment

Mitchell1	Service information, shop management systems and business services

Nexiq	Diagnostic tools, information and program distributions for fleet and heavy duty equipment

Palmera	Hand tools

ShopKey	Repair and service information, shop management systems and business services

Sioux	Power tools

Sun	Diagnostic and service equipment

Williams	Hand tools

6	SNAP-ON INCORPORATED

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

Snap-on provides innovative tool, equipment and business solutions, as well as technical sales support and training, to meet technicians’ evolving needs.  Snap-on’s franchise van distribution system offers technicians the convenience of purchasing quality tools with minimal disruption of their work routine.  Snap-on also provides owners and managers of shops, where technicians work, with tools, diagnostics equipment, repair and service information, including electronic parts catalogs, and shop management products.  Through its Equipment Solutions (“OEM facilitation”) business, Snap-on provides OEMs with products and services including tools, consulting and facilitation services.  Snap-on’s facilitation services include product procurement, distribution and administrative support to customers for their dealership equipment programs.

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

The industrial sector for Snap-on has achieved growth in recent years by providing value-added products and services to an increasingly expanding global base of customers, particularly those in the market segments of natural resources, power generation, aerospace, government and education.  Through its experienced and dispersed sales organization, industrial “solutioneers” strive to develop unique and highly valued productivity solutions for customers worldwide that leverage Snap-on’s product, service and development capabilities.

Major challenges in the industrial sector include a highly competitive, cost-conscious environment, and a trend toward customers making many of their tool and equipment purchases through one integrated supplier. Snap-on believes it is a meaningful participant in the market sector for industrial tools and equipment.

2008 ANNUAL REPORT	7

Distribution Channels

Snap-on serves customers primarily through the following channels of distribution: the mobile van channel, company direct sales, distributors and e-commerce.  The following discussion summarizes Snap-on’s general approach for each channel, and is not intended to be all-inclusive.

Mobile Van Channel

In the United States, the majority of sales to the vehicle service and repair sector are conducted through Snap-on’s worldwide franchise van channel.  Snap-on’s franchisees primarily serve vehicle service technicians and vehicle service shop owners, generally providing weekly contact at the customer’s place of business.  Franchisees’ sales are concentrated in hand and power tools, tool storage products, small diagnostic and shop equipment, and diagnostics and repair information products, which can easily be transported in a van and demonstrated during a brief sales call. Franchisees purchase Snap-on’s products at a discount from suggested list prices and resell them at prices established by the franchisee.  U.S. franchisees are provided a list of places of business that serves as the basis of the franchisee’s sales route.

Snap-on also offers an option termed the “Gateway Program” to potential U.S. franchisees that do not meet the franchise qualification requirements.  Gateway Program participants have less upfront investment and are provided an initial base level of consigned inventory from Snap-on to assist them in gaining experience and building equity toward the future purchase of a standard franchise.  Snap-on also provides certain franchisees the opportunity to add vans to their franchise or to add a limited number of additional franchises.  Snap-on charges nominal initial and ongoing monthly franchise fees.  Since 1991, new U.S. franchisees, and a majority of the pre-1991 U.S. franchisees, have been enrolled as franchisees of Snap-on.  At 2008 year end, 3,231 U.S. franchisees (approximately 96%) were enrolled as franchisees, or employed by franchisees, as compared with 3,269 U.S. franchisees (approximately 96%) at year-end 2007.

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

Snap-on supports its franchisees with a field organization of regional offices, franchise performance teams, Diagnostic Sales Developers (“DSDs”), customer care centers and distribution centers.  Snap-on also provides sales and business training, and marketing and product promotion programs, as well as customer and franchisee financing programs through SOC and its wholly owned international finance subsidiaries, all of which are designed to strengthen franchisee sales.  In the United States and Canada, the National Franchise Advisory Council and the Snap-on Tools Canadian Franchise Advisory Council, both of which are composed of franchisees that are elected by franchisees, assist Snap-on in identifying and implementing enhancements to the franchise program.

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

In late 2007 Snap-on started transitioning its former sales representative program in the United States into a new company-owned van program.  This program is designed to provide another pool of potential franchisees, service customers in select new and/or open routes not currently serviced by franchisees, and allow Snap-on to pilot new sales and promotional ideas prior to introducing them to franchisees.  As of fiscal 2008 year end, company-owned vans comprised less than 3% of the total U.S. van population; Snap-on may elect to increase the number of company-owned vans in the future.

8	SNAP-ON INCORPORATED

Company Direct Sales

In the United States, a significant proportion of shop equipment sales under the Sun, John Bean and Blackhawk brands and information products under the Mitchell1 brand are made by a direct sales force that has responsibility for national and other accounts.  As the vehicle service and repair sector consolidates (with more business conducted by national chains, automotive dealerships and franchised service centers), the company believes these larger organizations can be serviced most effectively by sales people who can demonstrate and sell the full line of equipment and diagnostic products and services.  Snap-on also sells these products and services directly to OEMs.

Snap-on brand tools and equipment are marketed to industrial and governmental customers in the United States through both industrial sales representatives, who are employees, and independent industrial distributors.  In most markets outside the United States, industrial sales are conducted through independent distributors.  The sales representatives focus on industrial customers whose main purchase criteria are quality and service.  At the end of 2008, Snap-on had industrial sales representatives in the United States, Australia, Canada, Japan, Mexico, Puerto Rico and some European, Asian, Latin American and Middle Eastern countries, with the United States representing the majority of Snap-on’s total industrial sales.

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

Distributors

Sales of certain tools and equipment are made through independent vehicle service and industrial distributors who purchase the items from Snap-on and resell them to end users.  Hand tools under the Bahco and Fish and Hook brands and trade names, for example, are sold through distributors in Europe, North and South America, Asia and certain other parts of the world.  Wheel service and other vehicle service equipment are sold through distributors primarily under brands including Hofmann, John Bean, Cartec and Blackhawk.  Sun-branded equipment is marketed through distributors in South America and Asia, and through both a direct sales force and distributors in Europe.

E-commerce

Snap-on’s e-commerce development initiatives allow Snap-on to combine the capabilities of the Internet with Snap-on’s existing brand sales and distribution strengths to reach new and under-served customer segments.  Snap-on offers current and prospective customers online, around-the-clock access to purchase products through its public Internet Web site at www.snapon.com.  The site features an online catalog containing nearly 14,000 products, including Snap-on hand tools, power tools, tool storage units and diagnostic equipment available to consumers and professionals in the United States, the United Kingdom, Canada and Australia.  At the end of 2008, Snap-on had more than 500,000 registered users, including approximately 39,000 industrial accounts.  E-commerce and certain other system enhancement initiatives are designed to improve productivity and further leverage the one-on-one relationships and service Snap-on has with its current and prospective customers.  Through business-to-business and business-to-consumer capabilities, Snap-on and its franchisees are enhancing communications with customers on a real-time, 24-hour, 7-day a week basis.

Competition

Snap-on competes on the basis of its product quality and performance, product line breadth and depth, service, brand awareness and imagery, and technological innovation.  While no single company competes with Snap-on across all of its product lines and distribution channels, various companies compete in one or more product categories and/or distribution channels.

2008 ANNUAL REPORT	9

Snap-on believes it is a leading manufacturer and distributor of professional tools, diagnostics, equipment, repair software and solutions, offering the broadest line of these products to the vehicle service industry.  The major competitors selling to professional technicians in the automotive service and repair sector through the mobile van channel include MAC Tools (The Stanley Works), Matco (Danaher Corporation), and Cornwell.  Snap-on also competes with companies that sell tools and equipment to automotive technicians through non-mobile van distributors including Craftsman (Sears Brands LLC), RIDGID and Husky (The Home Depot, Inc.), and Kobalt (Lowes Companies, Inc.), auto parts supply outlets (such as NAPA, AutoZone, Inc. and Pep Boys), and tool supply warehouses/distributorships (such as MEDCO and Integrated Supply Network, Inc. (ISN)).  Within the power tools category, Snap-on’s major competitors include Ingersoll-Rand Co. Limited, The Black & Decker Corporation, Makita Corporation, Chicago Pneumatic (Atlas Copco), and Milwaukee Electric (Techtronic Industries Co. Ltd.).  In the industrial sector, major competitors include Facom Tools and Proto (The Stanley Works), Armstrong (Danaher Corporation), IRWIN (Newell Rubbermaid Inc.), Cooper Industries, Ltd., and Westward (W.W. Grainger, Inc.).  The major competitors selling diagnostics and shop equipment and information to automotive dealerships, independent repair shop owners and managers in the vehicle service and repair sector include Corghi S.p.A., Fluke and Hennessy (Danaher Corporation), Robinair and OTC (SPX Corporation), Hunter Engineering, Rotary Lift and Chief Automotive (Dover Corporation), Car-O-Liner AB, Lexcom GmbH, Infomedia Ltd., Enigma, ALLDATA (AutoZone, Inc.), and the proprietary electronic parts catalog, diagnostic and information systems of OEMs.

Raw Materials and Purchased Product

Snap-on’s supply of raw materials and purchased components are generally and readily available from numerous suppliers.  During 2007 and 2008, Snap-on experienced higher pricing related to certain grades and alloys of steel.  Snap-on believes it has secured an ample supply of both bar and coil steel for the near future to ensure stable supply to meet material demands.  The company does not anticipate experiencing any significant steel pricing or availability issues in 2009.

Patents, Trademarks and Other Intellectual Property

Snap-on vigorously pursues and relies on patent protection to protect its intellectual property and its position in its markets. As of January 3, 2009, Snap-on and its subsidiaries held over 860 active and pending patents in the United States and over 1,660 active and pending patents outside of the United States.  Sales relating to any single patent did not represent a material portion of Snap-on’s revenues in the last three years.

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

10	SNAP-ON INCORPORATED

Snap-on is selectively and strategically licensing the Snap-on brand to carefully selected manufacturing and distribution companies for items such as apparel, work boots, lighting and a variety of other goods, in order to further build equity and market presence for the company’s strongest brand.

Environment

Snap-on is subject to various environmental laws, ordinances, regulations, and other requirements of government authorities in the United States and other nations.  At Snap-on, these environmental liabilities are managed through the Snap-on Environmental, Hygiene and Safety Management System (“EH & SMS”), which is applied worldwide.  The system is based upon continual improvement and is certified to ISO 14001:2004 and OHSAS 18001:1999, verified through Det Norske Veritas (DNV) Certification, Inc.

Snap-on believes that it complies with applicable environmental control requirements in its operations.  Expenditures on environmental matters through EH & SMS have not had, and Snap-on does not for the foreseeable future expect them to have, a material effect upon Snap-on’s capital expenditures, earnings or competitive position.

Employees

At the end of January 2009, Snap-on employed approximately 11,500 people compared to approximately 11,600 people at the end of January 2008.  The year-over-year decrease reflects the impacts of restructuring-related and management realignment actions at various Snap-on facilities, partially offset by the addition of approximately 600 employees from the company’s March 5, 2008, acquisition of Wanda Snap-on, a tool manufacturer in China.

Approximately 3,000 employees, or 26%, of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements.  Approximately 1,400 employees are covered under agreements expiring in 2009. In recent years, Snap-on has not experienced any significant work slow-downs, stoppages or other labor disruptions.

The number of covered union employees whose contracts expire within the next five years approximates 1,400 employees in 2009; 900 employees in 2010; 400 employees in 2011; and zero employees in 2012 and 2013.

There can be no assurance that future contracts with Snap-on’s unions will be renegotiated upon terms acceptable to Snap-on.

Working Capital

As most of Snap-on’s business is not seasonal and its inventory needs are relatively constant, no unusual working capital needs arose during the year.  Snap-on did not have a significant backlog of orders at January 3, 2009.

Snap-on’s liquidity and capital resources and use of working capital are discussed herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

2008 ANNUAL REPORT	11

Economic conditions and world events could affect our operating results.

We, our franchisees and our customers, may be adversely affected by an economic downturn such as changes in consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending.  We, our franchisees and customers, and the economy as a whole, also may be affected by future world events such as acts of terrorism, developments in the war on terrorism, conflicts in international situations, and by natural disasters.  These factors may affect our results of operations by reducing our sales, margins and/or net income as a result of a slowdown in customer orders or order cancellations.  In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions abroad. Unstable political, social and economic conditions may make it difficult for our franchisees, customers, suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition, results of operations and cash flow could be negatively affected.

The success of Snap-on’s mobile van tool distribution business depends on the success of its franchisees.

Approximately 38% of our 2008 revenues were generated by the Snap-on Tools Group, which consists of Snap-on’s business operations serving the worldwide van channel. Except in limited circumstances, each of our mobile tool vans is operated by a franchisee pursuant to a franchise agreement. Snap-on’s success is dependent on its relationships with franchisees, individually and collectively, as they are the primary sales and service link between the company and vehicle service and repair technicians, who are an important class of end users for Snap-on’s products and services. If our franchisees are not successful, or if we do not maintain an effective relationship with our franchisees, the delivery of products, the collection of receivables and/or our relationship with end users could be adversely affected and thereby negatively impact our business, financial condition, results of operations and cash flow.

In addition, if we are unable to maintain effective relationships with franchisees, the company or the franchisees may choose to terminate the relationship, which may result in (i) open routes, in which end-use customers are not provided reliable service; (ii) litigation resulting from termination; (iii) reduced collections or increased write-offs of franchisee receivables owed to Snap-on; and/or (iv) reduced collections or increased write-offs of extended credit contracts and, to a lesser extent, lease contracts that are collected by franchisees on behalf of SOC.  As Snap-on has approximately 4,700 franchisees worldwide and most of these franchise relationships are governed by contract, it is not uncommon for litigation to result from the termination of these relationships.

The automotive industry is currently experiencing financial difficulties, which could affect our business and operating results.

Some of our business units have substantial interrelationships with the automotive industry.  There is currently substantial weakness and turmoil in the United States’ automotive industry.  This weakness could result in the failure of certain automobile manufacturers, as well as suppliers and dealers who are dependent upon them.  It could also result in a reduction in the number of automobile dealerships through consolidations or as a result of changes in the automakers or their manner of conducting business.  Additionally, the weakness of companies in that industry could affect their levels of purchases from us and the collectibility of amounts owed to us.  Even though we believe that our products and services enhance productivity, a reduction in the number of automotive manufacturers or dealers, or their capital expenditures, could substantially affect our sales.  Any of those factors could negatively affect our business, financial condition, results of operations and cash flow.

Raw material and energy price fluctuations and shortages (including steel and various fuel sources) could adversely affect the ability to obtain needed manufacturing materials and could adversely affect our results of operations.

The principal raw material used in the manufacture of our products is steel, which we purchase in competitive, price-sensitive markets.  To meet Snap-on’s high quality standards, our steel needs range from specialized alloys, which are available only from a limited group of approved suppliers, to commodity types of alloys.  These raw materials have historically exhibited price and demand fluctuations of a cyclical nature. Some of these materials have been, and in the future may be, in short supply.  As some steel alloys require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative manufacturer on short notice.  Additionally, unexpected price increases for other raw materials could result in higher prices to our customers or an erosion of the margins on our products.

12	SNAP-ON INCORPORATED

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

We use various energy sources to transport, produce and distribute products, and some of our products have components that are petroleum based.  Petroleum and energy prices have recently been volatile and have generally increased; further volatility and changes may be caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, world events, and changes in governmental programs.  Energy price increases raise both our operating costs and the costs of our materials, and we may not be able to increase our prices enough to offset these costs.  Higher prices also may reduce the level of future customer orders and our profitability.

Instability and uncertainty in the credit and financial markets could adversely impact the availability of credit.

Instability and uncertainty in the credit and financial markets could adversely impact the availability of future financing and the terms on which it might be available to Snap-on, its end-user customers, franchisees and suppliers.  Inability to access credit markets, or a deterioration in the terms on which financing might be available, could have an adverse impact on our business, financial condition, results of operations and cash flow.

The inability to provide acceptable financing alternatives to end-user customers and franchisees could adversely impact operating results.

An integral component of our business and profitability is our ability to offer financing alternatives to end-user customers and franchisees which, for our domestic financing operations, are managed through a joint venture with CIT.  Since 1999, CIT has been the exclusive purchaser of the credit and installment financing arranged by SOC in the United States.  A deterioration of the relationship between the joint venture partners, including if the joint venture should be unexpectedly dissolved or if CIT were to no longer purchase the credit and installment financing contracts originated by SOC, could have an adverse impact on our results of operations and ability to provide financing to end-user customers and franchisees in the United States.  Adverse fluctuations in interest rates and/or the ability to provide competitive financing programs could also have an adverse impact on our revenue and profitability.

Exposure to credit risks of customers and resellers may make it difficult to collect receivables and could adversely affect operating results and financial condition.

Industry and economic conditions have the potential to weaken the financial position of some of our customers. If circumstances surrounding our customers’ financial capabilities were to deteriorate, such write-downs or write-offs would negatively affect our operating results for the period in which they occur and, if large, could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Failure to achieve expected investment returns on pension plan assets, as well as changes in interest rates, could adversely impact our results of operations, financial position and cash flow.

Snap-on sponsors various pension benefit plans.  The assets of the pension plans are broadly diversified in an attempt to mitigate the risk of a large loss.  The assets are invested in equity securities, fixed income securities, real estate and other real assets, other alternative investments and cash.  Required funding for the company’s defined benefit pension plans is determined in accordance with guidelines set forth in the federal Employee Retirement Income Security Act (ERISA). Additional contributions to enhance the funded status of the pension plans can be made at the company’s discretion. However, there can be no assurance that the value of the pension plan assets, or the investment returns on those plan assets, will be sufficient to meet the future benefit obligations of such plans.  In addition, during periods of adverse investment market conditions and declining interest rates, the company may be required to make additional cash contributions to the plans that could reduce our financial flexibility.

2008 ANNUAL REPORT	13

Our defined benefit pension plan obligations are affected by changes in market interest rates.  Significant fluctuations in market interest rates have added, and may further add, volatility to our pension plan obligations.  Declining market interest rates will increase our pension plan obligations.  While our plan assets are broadly diversified, there are inherent market risks associated with investments.  Our defined benefit pension plan assets, in the aggregate, incurred a substantial loss in fiscal 2008 as a result of market conditions; if adverse market conditions continue, our plan assets could incur further losses.  Since we may need to make additional contributions to address an increase in obligations and/or a loss in plan assets, the combination of declining market interest rates and/or plan asset investment losses could adversely impact our financial position and results of operations.

The company’s defined benefit pension expense is comprised of the following factors: (i) service cost; (ii) interest on projected benefit obligations; (iii) the expected return on plan assets; (iv) the amortization of prior service costs; and (v) the effects of actuarial gains and losses.  The accounting for pensions involves the estimation of a number of factors that are highly uncertain.  Certain factors, such as the interest cost and the expected return on plan assets, are impacted by changes in market interest rates and the value of plan assets.  A significant decrease in market interest rates and a decrease in the fair value of plan assets would increase net pension expense and may adversely affect the company’s future results of operations.  See Note 11 to the Consolidated Financial Statements for further information on the company’s pension benefit plans.

The steps taken to restructure operations, rationalize operating footprint, lower operating expenses, and achieve greater efficiencies in the supply chain could disrupt business.

We have taken steps in the past, and expect to take additional steps in 2009, intended to improve customer service and to drive further efficiencies and reduce costs, some of which could be disruptive to our business.  These actions, collectively across our operating groups, are focused on the following:

•	Continue to invest in initiatives focused on building a strong sales and operating presence in emerging growth markets;
•	Continue to enhance service and value to our franchisees and customers;
•	Continue to implement RCI initiatives throughout the organization to drive further efficiencies and reduce costs;
•	Continue on the company’s existing path to improve and transform global manufacturing and the supply chain into a market-demand-based replenishment system, with lower costs;
•	Continue to invest in developing and marketing new, innovative, higher-value-added products and advanced technologies; and
•	Extend our products and services into additional and/or adjacent markets or to new customers.

We believe that by executing on these focus areas, along with a continued commitment to new innovative products and RCI initiatives to drive higher levels of productivity and lower costs, the company and its franchisees will realize stronger growth and profitability.  However, failure to succeed in the implementation of any or all of these actions could result in an inability to achieve our financial goals and could be disruptive to the business.

In addition, reductions to headcount and other cost reduction measures may result in the loss of technical expertise that could adversely affect our research and development efforts and ability to meet product development schedules.  Efforts to reduce components of expense could result in the recording of charges for inventory and technology-related write-offs, workforce reduction costs or other charges relating to the consolidation of facilities.  If we were to incur a substantial charge to further these efforts, our earnings (or loss) per share would be adversely affected in such period. If we are unable to effectively manage our cost reduction and restructuring efforts, our business, financial condition, results of operations and cash flow could be negatively affected.

Failure to maintain effective distribution of products and services could adversely impact revenue, gross margin and profitability.

We use a variety of distribution methods to sell our products and services.  Successfully managing the interaction of our distribution efforts to reach various potential customer segments for our products and services is a complex process. Moreover, since each distribution method has distinct risks, costs and gross margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and gross margins and therefore our profitability.

14	SNAP-ON INCORPORATED

Risks associated with the disruption of manufacturing operations could adversely affect profitability or competitive position.

We manufacture a significant portion of the products we sell.  Any prolonged disruption in the operations of our existing manufacturing facilities, whether due to technical or labor difficulties, lack of raw material or component availability, destruction of or damage to any facility (including natural disasters, use and storage of hazardous materials or other events), or other reasons, could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Product liability claims and litigation could affect our business, financial condition, results of operations and cash flow.

The products that we design and/or manufacture can lead to product liability claims being filed against us.  To the extent that plaintiffs are successful in showing that defects in the design or manufacture of our products led to personal injury or property damage, we may be subject to claims for damages.  Although we are insured for damages above a certain amount, we bear the costs and expenses associated with defending claims, including frivolous lawsuits, and are responsible for damages below the insurance retention amount.  As a manufacturer, we can be subject to the costs and potential negative publicity of product recalls, which could impact our results.

We may not successfully integrate businesses we acquire, which could have an adverse impact on our business, financial condition, results of operations and cash flow.

The pursuit of future growth through acquisitions, including participation in joint ventures, involves significant risks that could have a material adverse effect on our business, results of operations and financial position.  These risks include:

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

•                  The dilutive effect of the issuance of additional equity securities;

•                  Unforeseen or contingent liabilities of the acquired businesses; and

•                  Large write-offs or write-downs, or the impairment of goodwill or other intangible assets.

2008 ANNUAL REPORT	15

Information technology infrastructure is critical to supporting business objectives; failure of our information technology infrastructure to operate effectively could adversely affect our business.

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

In association with initiatives to better integrate business units, rationalize operating footprint and improve responsiveness to franchisees and customers, Snap-on is replacing and enhancing its existing global Enterprise Resource Planning (ERP) management information systems.  The integration, implementation and deployment of new information technology processes and a common information infrastructure, which began in 2006, is occurring over a multi-year period.  We could experience disruptions in our business as we implement the system enhancements, which could have an adverse effect on our business, financial condition, results of operations and cash flow.

The recognition of impairment charges on goodwill or other intangible assets would adversely impact future financial position and results of operations.

We are required to perform impairment tests on our goodwill and other intangibles annually or at any time when events occur, which could impact the value of our business segments. Our determination of whether impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key customers and/or changes in technology or markets, could require a provision for impairment in a future period that could substantially affect our reported earnings and reduce our consolidated net worth and shareholders’ equity.

Failure to adequately protect intellectual property could adversely affect our business.

Intellectual property rights are an important and integral component of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Adverse determinations in a judicial or administrative proceeding could prevent us from manufacturing and selling our products or prevent us from stopping others from manufacturing and selling competing products. Failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business.

Our operations expose us to the risk of environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations and reputation.

Certain of our operations are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of hazardous wastes. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations.  Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices.  We cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates.

16	SNAP-ON INCORPORATED

Foreign operations are subject to currency exchange, political, economic and other risks that could adversely affect our business, financial condition, results of operations and cash flow.

Approximately 43% of our revenues in 2008 were generated outside of the United States.  Future growth rates and success of our business depends in large part on continued growth in our non-U.S. operations, including growth in emerging markets.  Numerous risks and uncertainties affect our non-U.S. operations.  These risks and uncertainties include political, economic and social instability, such as acts of war, civil disturbance or acts of terrorism, local labor conditions, changes in government policies and regulations, including imposition or increases in withholding and other taxes on remittances and other payments by international subsidiaries, transportation delays or interruptions and difficulties in enforcement of contract and intellectual property rights.  We are also affected by changes in foreign currency exchange rates, inflation rates and interest rates.  Additionally, cash generated in non-U.S. jurisdictions may be difficult to repatriate to the United States in a tax-efficient manner.  Our foreign operations are also subject to other risks and challenges, such as the need to staff and manage diverse workforces, respond to the needs of multiple national and international marketplaces, and differing business climates and cultures in various countries.

The inability to successfully defend claims from taxing authorities could adversely affect our financial condition, results of  operations and cash flow.

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

Snap-on’s success depends, in part, on the efforts and abilities of its senior management team and other key employees. Their skills, experience and industry contacts significantly benefit our operations and administration.  The failure to attract and retain members of our senior management team and other key employees could have a negative effect on our operating results.  In addition, transitions of important responsibilities to new individuals inherently include the possibility of disruptions to our business and operations, which could negatively affect our business, financial condition, results of operations and cash flow.

Item 1B: Unresolved Staff Comments

None.

2008 ANNUAL REPORT	17

Item 2: Properties

Snap-on maintains leased and owned manufacturing, warehouse, distribution and office facilities throughout the world. Snap-on believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand.  Snap-on’s facilities in the United States occupy approximately 3.6 million square feet, of which 72% is owned, including its corporate and general office facility located in Kenosha, Wisconsin.  Snap-on’s facilities outside the United States occupy approximately 3.6 million square feet, of which approximately 63% is owned.  Certain Snap-on facilities are leased through operating and capital lease agreements.  See Note 15 to the Consolidated Financial Statements for information on the company’s operating and capital leases.  Snap-on management continually monitors the company’s capacity needs and makes adjustments as dictated by market and other conditions.

The following table provides information about each of Snap-on’s principal manufacturing locations and distribution centers (exceeding 50,000 square feet) as of January 3, 2009:

Location	Type of Property	Owned/Leased	Segment*
U.S. Locations:
Elkmont, Alabama	Manufacturing	Owned	SOT
Conway, Arkansas	Manufacturing	Leased	C&I
City of Industry, California	Manufacturing	Leased	C&I
Escondido, California	Manufacturing	Leased	C&I
San Jose, California	Manufacturing	Leased	D&I
Columbus, Georgia	Distribution	Owned	C&I
Crystal Lake, Illinois	Distribution	Owned and Leased	SOT
Algona, Iowa	Manufacturing	Owned	SOT
Olive Branch, Mississippi	Distribution	Owned	SOT
Carson City, Nevada	Distribution	Owned and Leased	SOT
Murphy, North Carolina	Manufacturing and distribution	Owned	C&I
Robesonia, Pennsylvania	Distribution	Owned	SOT
Elizabethton, Tennessee	Manufacturing	Owned	SOT
Kenosha, Wisconsin	Distribution and corporate	Owned	SOT, C&I, D&I
Milwaukee, Wisconsin	Manufacturing	Owned	SOT

Non-U.S. Locations:
Santo Tome, Argentina	Manufacturing	Owned	C&I
Minsk, Belarus	Manufacturing	Leased	C&I
Santa Barbara D’oeste, Brazil	Manufacturing and distribution	Owned	C&I
Mississauga, Canada	Manufacturing	Leased	C&I
Newmarket, Canada	Manufacturing and distribution	Owned	SOT
Kunshan, China	Manufacturing	Owned	C&I
Xiaoshan, China	Manufacturing	Owned	C&I
Kettering, England	Distribution	Owned	SOT and C&I
Rotherham, England	Manufacturing	Leased	C&I
Bourges, France	Manufacturing and distribution	Owned and Leased	C&I
Unterneukirchen, Germany	Manufacturing	Leased	C&I
Sopron, Hungary	Manufacturing	Owned	C&I
Correggio, Italy	Manufacturing	Owned	C&I
Tokyo, Japan	Distribution	Leased	SOT
Helmond, the Netherlands	Distribution	Owned	C&I
Vila do Conde, Portugal	Manufacturing	Owned	C&I
Irun, Spain	Manufacturing	Owned	C&I
Vitoria, Spain	Manufacturing and distribution	Owned	C&I
Bollnäs, Sweden	Manufacturing	Owned	C&I
Edsbyn, Sweden	Manufacturing	Owned	C&I
Sandviken, Sweden	Distribution	Leased	C&I

*Segment abbreviations:

C&I – Commercial & Industrial Group

SOT – Snap-on Tools Group

D&I – Diagnostics & Information Group

18	SNAP-ON INCORPORATED

Snap-on closed its Johnson City, Tennessee, manufacturing facility in 2007; the facility was sold in December 2008.

Item 3: Legal Proceedings

See Note 15 to the Consolidated Financial Statements for information on legal proceedings.

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business.  Although it is not possible to predict the outcome of these legal matters, management believes that the results will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended January 3, 2009.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At January 3, 2009, Snap-on had 57,441,941 shares of common stock outstanding.  Snap-on’s stock is listed on the New York Stock Exchange under the ticker symbol “SNA.”  As of February 13, 2009, there were 7,196 registered holders of Snap-on common stock.

Snap-on’s common stock high and low prices, as of the close of trading, for the last two fiscal years by quarter were as follows:

Common Stock High/Low Prices

	2008		2007
Quarter	High	Low	High	Low
First	$53.01	$39.78	$51.51	$46.85
Second	61.92	50.57	56.20	47.54
Third	59.73	50.00	55.61	46.09
Fourth	52.66	28.62	50.68	44.59

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939.  Quarterly dividends declared in 2008 were $0.30 per share ($1.20 per share for the year).  Quarterly dividends declared in 2007 were $0.30 per share in the fourth quarter and $0.27 per share in the first three quarters ($1.11 per share for the year).  Quarterly dividends declared in 2006 were $0.27 per share ($1.08 per share for the year).  Cash dividends paid in 2008, 2007 and 2006 totaled $69.7 million, $64.8 million and $63.6 million, respectively.  Snap-on’s Board of Directors’ (“Board”) monitors and evaluates the company’s dividend practice quarterly and the Board may elect to increase, decrease or not pay a dividend on Snap-on common stock based upon the company’s financial condition, results of operations, cash requirements and future prospects of Snap-on and other factors deemed relevant by the Board.

See Note 13 to the Consolidated Financial Statements for information on securities authorized for issuance under equity compensation plans.

2008 ANNUAL REPORT	19

We did not make any repurchases of shares of our common stock during the fourth quarter of fiscal 2008.  Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes.  We also repurchase shares when we believe market conditions are favorable.  The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.  As of January 3, 2009, the approximate value of shares that may yet be purchased pursuant to three outstanding Board authorizations is $117.2 million.  The three outstanding Board authorizations are described below:

•                  In fiscal 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”).  The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock.  Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board.  When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $34.72, $ 30.37 and $41.10 per share of common stock as of the end of the fiscal 2008 months ended October 25, 2008; November 22, 2008; and January 3, 2009, respectively.

•                  In fiscal 1998 the Board authorized the repurchase of an aggregate of $100 million of the company’s common stock (“the 1998 Authorization”).  The 1998 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board.

•                  In fiscal 1999 the Board authorized the repurchase of an aggregate of $50 million of the company’s common stock (“the 1999 Authorization”). The 1999 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board.

During 2008, the company repurchased 1,230,000 shares of common stock at an average purchase price of $56.73 per share.

20	SNAP-ON INCORPORATED

Five-year Stock Performance Graph

The graph below illustrates the cumulative total shareholder return on Snap-on Common Stock since December 31, 2003, assuming that dividends were reinvested.  The graph compares Snap-on’s performance to that of the Standard & Poor’s 500 Stock Index (“S&P 500”) and a Peer Group.

Snap-on Incorporated Total Shareholder Return (1)

Fiscal Year Ended (2)	Snap-on Incorporated	Peer Group (3)	S&P 500
December 31, 2003	$100.00	$100.00	$100.00
December 31, 2004	109.99	120.93	110.88
December 31, 2005	123.71	125.26	116.33
December 31, 2006	161.00	146.86	134.70
December 31, 2007	166.71	171.44	142.10
December 31, 2008	139.48	110.69	89.53

(1)	Assumes $100 was invested on December 31, 2003, and that dividends were reinvested quarterly.

(2)	The company’s fiscal year ends on the Saturday closest to December 31 of each year; the fiscal year end is assumed to be December 31 for ease of calculation.

(3)

The Peer Group consists of: The Black & Decker Corporation, Cooper Industries, Ltd., Danaher Corporation, Emerson Electric Co., Fortune Brands,Inc., Genuine Parts Company, Newell Rubbermaid Inc., Pentair, Inc., SPX Corporation, The Stanley Works and W.W. Grainger, Inc.

2008 ANNUAL REPORT	21

Item 6: Selected Financial Data

The selected financial data presented below has been derived from, and should be read in conjunction with, the respective historical consolidated financial statements of the company, including the notes thereto, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Five-year Data
(Amounts in millions, except per share data)	2008	2007	2006	2005	2004
Results of Operations
Net sales	$2,853.3	$2,841.2	$2,455.1	$2,281.0	$2,311.6
Gross profit	1,284.6	1,266.6	1,079.8	1,011.2	1,003.2
Financial services revenue	81.4	63.0	49.0	53.6	78.1
Financial services expenses	44.1	40.6	36.0	37.9	44.0
Operating expenses	933.1	964.2	930.0	863.5	897.1
Operating earnings	388.8	324.8	162.8	163.4	140.2
Interest expense	33.8	46.1	20.6	21.7	23.0
Earnings before income taxes, equity earnings and minority interests	357.8	284.2	147.5	144.8	120.9
Income tax expense	117.8	92.5	45.9	55.2	38.7
Earnings before equity earnings and minority interests	240.0	191.7	101.6	89.6	82.2
Equity earnings, net of tax and minority interests	(3.3)	(2.5)	(3.7)	(1.4)	(2.7)
Net earnings from continuing operations	236.7	189.2	97.9	88.2	79.5
Income (loss) from discontinued operations, net of tax	-	(8.0)	2.2	4.7	2.2
Net earnings	236.7	181.2	100.1	92.9	81.7

Financial Position
Cash and cash equivalents	$115.8	$93.0	$63.4	$170.4	$150.0
Accounts receivable current - net	522.1	586.9	559.2	485.9	542.0
Inventories - net	359.2	322.4	323.0	283.2	341.9
Current assets	1,140.7	1,187.4	1,113.2	1,072.9	1,192.6
Property and equipment - net	327.8	304.8	297.1	295.5	313.6
Total assets	2,710.3	2,765.1	2,654.5	2,008.4	2,290.1
Accounts payable	126.0	171.6	178.8	135.4	194.9
Current liabilities	547.5	639.2	682.0	506.1	674.2
Long-term debt	503.4	502.0	505.6	201.7	203.2
Total debt	515.4	517.9	549.2	226.5	331.0
Total shareholders’ equity	1,186.5	1,280.1	1,076.3	962.2	1,110.7
Working capital	593.2	548.2	431.2	566.8	518.4

Common Share Summary
Average shares outstanding - diluted	58.1	58.6	59.2	58.4	58.3
Earnings per share, continuing operations:
Basic	$4.12	$3.27	$1.68	$1.53	$1.37
Diluted	4.07	3.23	1.65	1.51	1.36
Net earnings per share:
Basic	4.12	3.13	1.72	1.61	1.41
Diluted	4.07	3.09	1.69	1.59	1.40
Cash dividends paid per share	1.20	1.11	1.08	1.00	1.00
Shareholders’ equity per basic share	20.63	22.11	18.46	16.65	19.20
Fiscal year-end per share price	41.10	48.13	47.64	37.56	34.36

•

Results of operations for all fiscal years presented prior to 2008 have been restated to reflect the June 29, 2007, sale of the Sun Electric Systems (“SES”) business based in the Netherlands as discontinued operations. Snap-on recorded an $8.0 million net loss from the sale of SES in 2007. See Note 16 to the Consolidated Financial Statements for information on the sale of SES.

•

Operating expenses and operating earnings in 2006 include a $38.0 million pretax charge ($23.4 million after tax or $0.40 per diluted share) to settle certain legal matters related to certain then current and former franchisees. Results in 2006 also include the impact of the company’s acquisition of Snap-on Business Solutions for the approximate five-week period from the November 28, 2006, acquisition date to year end.

•

Total shareholders’ equity of $1,076.3 million at year-end 2006 includes an $89.0 million reduction from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Postretirement Plans: an amendment of Financial Accounting Standards Board Statements No. 87, 88, 106, and 132(R).” See Note 1 to the Consolidated Financial Statements for information on the company’s adoption of SFAS No. 158.

22	SNAP-ON INCORPORATED

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

In 2008 the world experienced a global economic slowdown and tightened credit environment.  Despite the challenges of a deepening global recession, many of Snap-on’s businesses experienced sales growth in 2008 and we continued investing in our strategic growth initiatives aimed at fortifying our business models, pursuing geographic and customer diversification, expanding our presence in emerging markets, and driving value creation processes, including innovation and rapid continuous improvement.  We believe the continued advancement of these strategic initiatives will help create an environment to achieve long-term value for company shareholders, associates, franchisees and other distributor partners across our varied business segments and channels.

Net sales in 2008 of $2,853.3 million increased slightly from $2,841.2 million in 2007, while operating earnings of $388.8 million in 2008 increased 19.7% from $324.8 million in 2007.  The significant increase in year-over-year operating earnings was primarily driven by contributions from our ongoing efficiency, productivity and cost reduction (collectively “Rapid Continuous Improvement” or “RCI”) initiatives, as well as increased income from our financial services businesses.  These benefits were partially offset by higher costs in 2008 as a result of price increases for steel, fuel and other commodities.

Economic challenges, however, increased significantly during the fourth quarter of 2008 as customers curtailed spending in response to the worsening global recession.  As a result of the economic slowdown, Snap-on’s sales in the fourth quarter of 2008 declined 10.1% from prior year levels.  In response to these economic challenges, we accelerated certain RCI initiatives and are continuing – even accelerating – certain planned investments that include further expansion of our manufacturing capacity in China and in Eastern Europe, as we see these investments as potentially enabling near-term growth.  In 2009 we intend to aggressively manage the balance between investing and capturing growth opportunities with the need for additional cost reduction actions beyond those already implemented.  We also experienced considerable adverse effects from foreign currency exchange rate movements in the fourth quarter of 2008.  Given our increasingly global footprint, foreign currency exchange rates could have a more pronounced effect on our sales and operating profit comparisons in 2009.

Our strategic priorities and plans for 2009 will continue to build on the improvement initiatives underway to achieve sustainable, profitable growth.  Global market conditions, however, may affect the level and timing of resources deployed in pursuit of these initiatives in 2009.

In the Commercial & Industrial Group, higher sales, including growth in emerging markets, combined with expense control and savings from restructuring initiatives delivered improvements in operating performance.  Segment net sales of $1,409.3 million in 2008 were up 4.3% over 2007 levels, and operating earnings of $167.3 million in 2008 were up 27.2% over 2007 levels.  Benefits from continued sales growth and improved levels of customer service, along with savings from ongoing RCI and restructuring initiatives, including increased production and sourcing of materials from lower-cost regions, were major contributors to the year-over-year earnings improvement.

The Commercial & Industrial Group expects to continue to build on the following strategic priorities in 2009:

•                  Continue to invest in emerging market growth initiatives, including China, India and Eastern Europe;

•                  Increase market share in key industrial market segments by reaching new customers, expanding our business with existing customers, and continually expanding value-added content;

•                  Continue to invest in innovation that delivers productivity-enhancing solutions that utilize the latest technology;

•                  Continue to pursue key customer segments that offer long-term growth potential; and

•                  Continue to rationalize the operating footprint and reduce structural costs.

In the Snap-on Tools Group, progress continued on fundamental, strategic initiatives to strengthen the group and enhance franchisee profitability and satisfaction.

Segment net sales of $1,104.0 million in 2008 were down slightly from 2007 levels primarily due to a more challenging economic environment for sales of higher-priced products and hand tools.  Supply chain improvements and an ongoing transition to a market-demand-based replenishment system in 2008 continued to improve complete and on-time delivery of a broad assortment of products.  Operating earnings of $117.7 million in 2008 declined from $125.1 million in 2007, primarily due to increased commodity and inflation costs, higher restructuring costs, and increased “last-in, first-out” (“LIFO”) related inventory valuation expense.

2008 ANNUAL REPORT	23

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Snap-on Tools Group expects to continue to build on the progress made in enhancing the franchise proposition and delivering customer productivity solutions, with specific initiatives in 2009 focused on the following:

•                  Continue to improve franchisee profitability and satisfaction;

•                  Continue to fill open territories in the United States;

•                  Develop new programs to expand market coverage;

•                  Continue to invest in new product innovation and development; and

•                  Increase supply chain flexibility through investments in manufacturing and RCI initiatives.

By executing in these areas, we believe that we, as well as our franchisees, will continue to serve more customers better and more profitably.

In the Diagnostics & Information Group, segment net sales of $627.8 million in 2008 declined 3.5% from 2007 levels, while operating earnings in 2008 increased 13.5% over 2007 levels to $112.9 million.  This significant increase in operating earnings reflects increased sales of certain product lines, contributions from increased productivity and lower costs as a result of RCI initiatives across all businesses, and $5.4 million from the adjustment of a pre-acquisition contingency acquired with the Snap-on Business Solutions (“Business Solutions”) acquisition in November 2006.

Sales of diagnostics products worldwide and Mitchell1™ information products continued to grow as a result of the development and launch of new products and the continued expansion of functionality and product integration.  These sales increases were more than offset by lower original equipment manufacturer (“OEM”) program sales and lower sales at Business Solutions.  OEM sales in 2008 declined from 2007 levels primarily as a result of the rollout of a major essential tool program in North America in 2007 that was not repeated in 2008, and the impact of the wind down of a facilitation program in Europe.   Despite a year-over-year sales decline, including the impact from the planned exit of certain non-core product lines, the 2006 acquisition of Business Solutions continues to provide a strong base for relationships with key OEM customers, strengthening our position as a provider of essential productivity solutions.

The Diagnostics & Information Group expects to focus on the following strategic priorities in 2009:

•                  Continue hardware and software content upgrades;

•                  Expand product range with new products and services;

•                  Increase penetration of geographic markets;

•                  Leverage integration of software solutions; and

•                  Continue productivity advancements through RCI initiatives and leveraging of resources.

Financial Services revenue increased 29.2% to $81.4 million in 2008, and operating income of $37.3 million was up 66.5% from prior year, primarily due to lower market discount rates in 2008.  Originations in 2008 were essentially flat with prior-year levels.

Cash Flows

Cash flow from operations was $215.0 million in 2008, as compared to $231.1 million in 2007.  Snap-on used available cash in 2008 to invest $73.9 million in capital expenditures, repurchase 1,230,000 shares of Snap-on common stock for $69.8 million and pay dividends totaling $69.7 million.  Capital expenditures in 2008 of $73.9 million reflect higher levels of spending to support strategic supply chain and other growth initiatives, including the expansion of the company’s manufacturing capabilities in lower-cost regions and emerging markets, as well as higher levels of efficiency and cost-reduction capital investments.  Cash at year-end 2008 of $115.8 million was up from $93.0 million at year-end 2007.  In 2007, the company used available cash to repurchase 1,860,000 shares of Snap-on common stock for $94.4 million, pay dividends totaling $64.8 million, invest $61.9 million in capital expenditures and pay down debt of $36.6 million.

24	SNAP-ON INCORPORATED

Results of Operations

Fiscal 2008 vs. Fiscal 2007

Results of operations for the fiscal years ended January 3, 2009 (fiscal 2008), and December 29, 2007 (fiscal 2007), are as follows:

(Amounts in millions)	2008		2007		Change
Net sales	$2,853.3	100.0%	$2,841.2	100.0%	$12.1	0.4%
Cost of goods sold	(1,568.7)	-55.0%	(1,574.6)	-55.4%	5.9	0.4%
Gross profit	1,284.6	45.0%	1,266.6	44.6%	18.0	1.4%
Financial services revenue	81.4	100.0%	63.0	100.0%	18.4	29.2%
Financial services expenses	(44.1)	-54.2%	(40.6)	-64.4%	(3.5)	-8.6%
Operating income from financial services	37.3	45.8%	22.4	35.6%	14.9	66.5%
Operating expenses	(933.1)	-32.7%	(964.2)	-33.9%	31.1	3.2%
Operating earnings	388.8	13.2%	324.8	11.2%	64.0	19.7%
Interest expense	(33.8)	-1.1%	(46.1)	-1.6%	12.3	26.7%
Other income (expense) - net	2.8	0.1%	5.5	0.2%	(2.7)	-49.1%
Earnings before income taxes, equity earnings and minority interests	357.8	12.2%	284.2	9.8%	73.6	25.9%
Income tax expense	(117.8)	-4.0%	(92.5)	-3.2%	(25.3)	-27.4%
Earnings before equity earnings and minority interests	240.0	8.2%	191.7	6.6%	48.3	25.2%
Equity earnings, net of tax and minority interests	(3.3)	-0.1%	(2.5)	-0.1%	(0.8)	-32.0%
Net earnings from continuing operations	236.7	8.1%	189.2	6.5%	47.5	25.1%
Discontinued operations, net of tax	-	-	(8.0)	-0.3%	8.0	100.0%
Net earnings	$236.7	8.1%	$181.2	6.2%	$55.5	30.6%

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

Snap-on’s 2008 fiscal year contained 53 weeks of operating results; Snap-on’s 2007 fiscal year contained 52 weeks of operating results.  The impact of the additional week, which occurred in the fourth quarter, was not material to Snap-on’s fourth quarter or full year 2008 net sales or operating earnings.

Net sales in 2008 of $2,853.3 million increased $12.1 million, or 0.4%, from 2007 levels.  Excluding $35.5 million of currency translation, net sales in 2008 declined $23.4 million, or 0.8%, from 2007 levels.  The year-over-year sales comparison was significantly impacted by weakened consumer and business demand in 2008, particularly in the fourth quarter, as customers curtailed spending — primarily for purchases of higher-priced products — in response to the worsening global recession.

Sales in the Commercial & Industrial Group of $1,409.3 million increased $58.7 million, or 4.3%, from 2007 levels; excluding $37.0 million of currency translation, organic sales (net sales, excluding currency translation effects), increased 1.6% from 2007 levels.  Sales in the Snap-on Tools Group of $1,104.0 million declined $3.7 million, or 0.3%, from 2007 levels; excluding $1.2 million of favorable currency translation, organic sales declined $4.9 million, or 0.4%, from 2007 levels.  In the Diagnostics & Information Group, sales of $627.8 million declined $22.8 million, or 3.5%, from 2007 levels; excluding $1.6 million of currency translation, organic sales declined $21.2 million, or 3.3%, from 2007 levels.

2008 ANNUAL REPORT	25

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross profit in 2008 was $1,284.6 million, as compared to $1,266.6 million in 2007.  The $18.0 million gross profit improvement was primarily driven by $23.4 million of savings from ongoing RCI initiatives, $16.6 million of lower restructuring costs and $9.8 million of currency translation, partially offset by $24.6 million of higher production, material and freight costs.  Contributions from higher sales and pricing were more than offset by the mix impact of lower sales of higher-margin products.  In addition, gross profit in 2008 included $4.7 million of LIFO-related inventory valuation expense; gross profit in 2007 included LIFO-related inventory valuation benefits of $0.3 million.  As a result of these factors, gross profit margin was 45.0% in 2008, up 40 basis points (100 basis points equals 1.0 percent) from 44.6% in 2007.

Operating expenses in 2008 were $933.1 million, as compared to $964.2 million in 2007.  The $31.1 million, or 3.2%, improvement in operating expenses includes $28.8 million of contributions from RCI initiatives, $10.9 million of lower franchisee termination costs, $5.0 million of lower performance-based incentive compensation and $4.3 million of lower stock-based incentive compensation.  Operating expenses in 2008 also benefited from a $5.4 million adjustment of a pre-acquisition contingency acquired with the Business Solutions acquisition in 2006.  These declines in operating expenses were partially offset by $10.3 million of currency translation, $5.0 million of higher restructuring costs and $2.4 million of increased spending to further expand the company’s presence in emerging growth markets and lower-cost regions.  The year-over-year operating expense comparison is also impacted by the inclusion, in 2007, of $6.4 million of gains from the sale of facilities.  As a percentage of net sales, operating expenses in 2008 improved 120 basis points to 32.7%, as compared to 33.9% in 2007.

Operating income from Financial Services was $37.3 million on revenue of $81.4 million in 2008, as compared with $22.4 million of operating income on revenue of $63.0 million in 2007.  The $14.9 million increase in year-over-year operating income primarily reflects the impact of lower market discount rates in 2008.

Consolidated operating earnings in 2008 were $388.8 million, an increase of $64.0 million, or 19.7%, from the $324.8 million achieved in 2007.  The $64.0 million increase in year-over-year operating earnings includes $0.8 million of unfavorable currency translation.

Interest expense of $33.8 million in 2008 declined $12.3 million from $46.1 million in 2007 primarily due to declining interest rates on our floating rate debt and lower average debt levels.

Other income (expense) – net was income of $2.8 million in 2008, as compared to income of $5.5 million in 2007.  Other income (expense) – net primarily includes interest income and hedging and currency exchange rate transaction gains and losses.  See Note 17 to the Consolidated Financial Statements for information on other income (expense) - net.

Snap-on’s effective income tax rate on earnings before equity earnings and minority interests was 32.9% in 2008 and 32.5% in 2007.  See Note 8 to the Consolidated Financial Statements for information on income taxes.

On March 5, 2008, Snap-on acquired a 60% interest in Zhejiang Wanda Tools Co., Ltd. (“Wanda Snap-on”), a tool manufacturer in China, for a cash purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs.  The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions.  For segment reporting purposes, the results of operations and assets of Wanda Snap-on are included in the Commercial & Industrial Group.  The net sales and operating earnings impact of Wanda Snap-on were not material to Snap-on’s fourth quarter or full-year 2008 Consolidated Financial Statements.

26	SNAP-ON INCORPORATED

On June 29, 2007, Snap-on sold its Sun Electric Systems (“SES”) business based in the Netherlands for a nominal cash purchase price.  The sale of the SES business is reflected in the accompanying Consolidated Statements of Earnings as “Discontinued operations, net of tax.”  Snap-on recorded an after-tax loss of $8.0 million, or $0.14 per diluted share, in its 2007 results of operations related to the sale and results of operations of SES.  For segment reporting purposes, the results of operations of SES were previously included in the Diagnostics & Information Group.  See Note 16 to the Consolidated Financial Statements for information on SES.

Net earnings and net earnings from continuing operations in 2008 were $236.7 million, or $4.07 per diluted share.  Net earnings from continuing operations in 2007 were $189.2 million, or $3.23 per diluted share; net earnings in 2007 were $181.2 million, or $3.09 per diluted share.

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

2008 ANNUAL REPORT	27

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Commercial & Industrial Group

(Amounts in millions)	2008		2007		Change
External net sales	$1,260.5	89.4%	$1,208.6	89.5%	$51.9	4.3%
Intersegment net sales	148.8	10.6%	142.0	10.5%	6.8	4.8%
Segment net sales	1,409.3	100.0%	1,350.6	100.0%	58.7	4.3%
Cost of goods sold	(878.9)	-62.4%	(867.1)	-64.2%	(11.8)	-1.4%
Gross profit	530.4	37.6%	483.5	35.8%	46.9	9.7%
Operating expenses	(363.1)	-25.7%	(352.0)	-26.1%	(11.1)	-3.2%
Segment operating earnings	$167.3	11.9%	$131.5	9.7%	$35.8	27.2%

Segment net sales of $1,409.3 million in 2008 increased $58.7 million, or 4.3%, from 2007 levels.  Excluding $37.0 million of currency translation, sales increased $21.7 million, or 1.6%, year over year primarily due to higher sales of tools, kits and tool storage products to industrial customers, increased sales of power tools and imaging alignment systems, and continued strong sales growth in emerging markets.

Segment gross profit of $530.4 million in 2008 increased $46.9 million, or 9.7%, over 2007 levels.  The $46.9 million increase in gross profit includes contributions from higher sales and pricing, $17.4 million of lower restructuring costs, $15.1 million of savings from RCI initiatives, and $10.7 million of currency translation.  These increases in gross profit were partially offset by $9.9 million of higher production and material costs.  As a percentage of net sales, gross profit of 37.6% improved 180 basis points over 35.8% in 2007.  Operating expenses of $363.1 million increased $11.1 million from 2007 levels primarily due to $10.0 million of currency translation, $3.4 million of inflationary cost increases, and higher volume-related and other expenses, including $2.4 million of costs to further expand the company’s sales and manufacturing presence in emerging growth markets and lower cost regions.  These increases in operating expenses were partially offset by $10.1 million of savings from RCI initiatives.  The year-over-year operating expense comparison is also impacted by the inclusion, in 2007, of $5.4 million of gains on the sale of facilities in Europe.  As a result of these factors, segment operating earnings of $167.3 million in 2008 increased $35.8 million, or 27.2%, from 2007 levels and, as a percentage of net sales, improved from 9.7% in 2007 to 11.9% in 2008.  The $35.8 million increase in year-over-year operating earnings includes $0.7 million of favorable currency translation.

Snap-on Tools Group

(Amounts in millions)	2008		2007		Change
Segment net sales	$1,104.0	100.0%	$1,107.7	100.0%	$(3.7)	-0.3%
Cost of goods sold	(636.5)	-57.7%	(618.2)	-55.8%	(18.3)	-3.0%
Gross profit	467.5	42.3%	489.5	44.2%	(22.0)	-4.5%
Operating expenses	(349.8)	-31.6%	(364.4)	-32.9%	14.6	4.0%
Segment operating earnings	$117.7	10.7%	$125.1	11.3%	$(7.4)	-5.9%

Segment net sales of $1,104.0 million in 2008 decreased $3.7 million, or 0.3%, from 2007 levels.  Excluding $1.2 million of favorable currency translation, 2008 sales declined $4.9 million, or 0.4%, from 2007 levels, as continued higher sales in the company’s international franchise operations were more than offset by lower U.S. franchise sales.  Sales to U.S. franchisees declined 3.2% year over year primarily due to a more challenging economic environment for sales of higher-priced products and hand tools, partially offset by increased sales of power tools and diagnostics products.  At year end 2008, van count in the United States was up slightly compared to both September 27, 2008, and December 29, 2007, levels.  Sales in the company’s international franchise operations increased 6.6% year over year primarily due to strong growth in the United Kingdom, Japan and Australia.

28	SNAP-ON INCORPORATED

Segment gross profit of $467.5 million in 2008 declined $22.0 million, or 4.5%, from 2007 levels.  The $22.0 million gross profit decline primarily reflects the impacts of lower U.S. sales, including a shift in product mix to higher sales of lower-margin products, and $13.7 million of increased production and material costs.  In addition, gross profit in 2008 included $4.7 million of LIFO-related inventory valuation expense; gross profit in 2007 included $0.3 million of LIFO-related inventory valuation benefits.  These declines in gross profit were partially offset by contributions from higher pricing, $6.3 million of benefits from RCI initiatives, and $3.1 million of lower warranty expense.  Operating expenses of $349.8 million in 2008 decreased $14.6 million, or 4.0%, from prior-year levels largely due to $10.9 million of lower franchisee termination costs and $6.7 million of benefits from RCI initiatives.  These decreases to operating expenses were partially offset by $4.1 million of higher restructuring costs.  As a result of these factors, segment operating earnings of $117.7 million in 2008 declined $7.4 million from $125.1 million in 2007 and, as a percentage of net sales, declined from 11.3% in 2007 to 10.7% in 2008.  The $7.4 million decline in year-over-year operating earnings includes $0.8 million of unfavorable currency translation.

Diagnostics & Information Group

(Amounts in millions)	2008		2007		Change
External net sales	$488.8	77.9%	$524.9	80.7%	$(36.1)	-6.9%
Intersegment net sales	139.0	22.1%	125.7	19.3%	13.3	10.6%
Segment net sales	627.8	100.0%	650.6	100.0%	(22.8)	-3.5%
Cost of goods sold	(341.1)	-54.3%	(357.0)	-54.9%	15.9	4.5%
Gross profit	286.7	45.7%	293.6	45.1%	(6.9)	-2.4%
Operating expenses	(173.8)	-27.7%	(194.1)	-29.8%	20.3	10.5%
Segment operating earnings	$112.9	18.0%	$99.5	15.3%	$13.4	13.5%

Segment net sales of $627.8 million in 2008 declined $22.8 million, or 3.5%, from 2007 levels, including $1.6 million from currency translation.  Higher sales of diagnostics and Mitchell1 information products were more than offset by approximately $40 million of lower OEM program sales and by lower sales at Business Solutions, including expected lower sales from the planned exit of certain non-core product lines.  The year-over-year decline in OEM program sales is primarily a consequence of the 2007 rollout of a major essential tool program in North America that was not repeated and the impact of the wind down of a facilitation program in Europe.

Segment gross profit of $286.7 million in 2008 decreased $6.9 million, or 2.4%, from 2007 levels as the impacts of lower sales, $3.0 million of higher software development and other costs, $0.9 million of increased restructuring costs, and $0.8 million of currency translation were partially offset by gross profit contributions from a more favorable product mix and $2.0 million of benefits from RCI initiatives.  Operating expenses of $173.8 million in 2008 declined $20.3 million from 2007 levels as $13.3 million of savings from RCI initiatives, lower volume-related expenses, and $0.4 million of currency translation were partially offset by $0.9 million of higher restructuring costs.  In addition, operating expenses in 2008 benefited from a $5.4 million adjustment of a pre-acquisition contingency acquired with the Business Solutions acquisition in 2006.  As a result of these factors, segment operating earnings of $112.9 million in 2008 increased $13.4 million, or 13.5%, from $99.5 million in 2007 and, as a percentage of net sales, improved from 15.3% in 2007 to 18.0% in 2008.  The $13.4 million increase in year-over-year operating earnings was reduced by $0.4 million of unfavorable currency translation.

Financial Services

(Amounts in millions)	2008		2007		Change
Financial services revenue	$81.4	100.0%	$63.0	100.0%	$18.4	29.2%
Financial services expenses	(44.1)	-54.2%	(40.6)	-64.4%	(3.5)	-8.6%
Segment operating income	$37.3	45.8%	$22.4	35.6%	$14.9	66.5%

Segment operating income in 2008 was $37.3 million on $81.4 million of revenue, as compared with $22.4 million of operating income on $63.0 million of revenue in 2007.  The $14.9 million increase in year-over-year operating income primarily reflects the impact of lower market discount rates in 2008.  Originations of $532.8 million in 2008 declined 1.3% from originations of $539.6 million in 2007.

2008 ANNUAL REPORT	29

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Corporate

Snap-on’s general corporate expenses totaled $46.4 million in 2008, as compared to $53.7 million incurred in 2007.  The $7.3 million decline in year-over-year corporate expenses primarily reflects lower performance-based and stock-based incentive compensation in 2008.

Fourth Quarter

Results of operations for the fiscal fourth quarters ended January 3, 2009 (fiscal 2008), and December 29, 2007 (fiscal 2007), are as follows:

	Three Months Ended
(Amounts in millions)	January 3, 2009		December 29, 2007		Change
Net sales	$667.8	100.0%	$742.9	100.0%	$(75.1)	-10.1%
Cost of goods sold	(367.8)	-55.1%	(409.5)	-55.1%	41.7	10.2%
Gross profit	300.0	44.9%	333.4	44.9%	(33.4)	-10.0%
Financial services revenue	19.7	100.0%	19.0	100.0%	0.7	3.7%
Financial services expenses	(10.8)	-54.8%	(11.0)	-57.9%	0.2	1.8%
Operating income from financial services	8.9	45.2%	8.0	42.1%	0.9	11.3%
Operating expenses	(211.4)	-31.7%	(245.1)	-33.0%	33.7	13.7%
Operating earnings	97.5	14.2%	96.3	12.6%	1.2	1.2%
Interest expense	(8.7)	-1.3%	(11.5)	-1.5%	2.8	24.3%
Other income (expense) - net	(0.5)	-0.1%	(0.4)	-0.1%	(0.1)	-25.0%
Earnings before income taxes, equity earnings and minority interests	88.3	12.8%	84.4	11.0%	3.9	4.6%
Income tax expense	(28.2)	-4.1%	(26.3)	-3.4%	(1.9)	-7.2%
Earnings before equity earnings and minority interests	60.1	8.7%	58.1	7.6%	2.0	3.4%
Equity earnings, net of tax and minority interests	(1.5)	-0.2%	(0.8)	-0.1%	(0.7)	-87.5%
Net earnings	$58.6	8.5%	$57.3	7.5%	$1.3	2.3%

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

Snap-on’s 2008 fiscal year contained 53 weeks of operating results, with the extra week occurring in the fourth quarter; Snap-on’s 2007 fiscal year contained 52 weeks of operating results.  The impact of the additional week was not material to Snap-on’s fourth quarter or full year 2008 net sales or operating earnings.

Net sales in the fourth quarter of 2008 of $667.8 million declined $75.1 million, or 10.1%, from 2007 levels, reflecting lower levels of consumer and business spending as a result of worsening economic conditions and continued tight credit conditions. The year-over-year decline in fourth quarter sales also includes $42.2 million of currency translation, largely from the recent strengthening of the dollar.  Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including currency translation fluctuations.  Excluding the $42.2 million of unfavorable currency translation, organic sales in the fourth quarter of 2008 declined 4.4% from 2007 levels.

30	SNAP-ON INCORPORATED

Sales in the Commercial & Industrial Group of $326.8 million declined $42.5 million, or 11.5%, from 2007 levels, including $24.4 million of unfavorable currency translation.  Sales in the Snap-on Tools Group of $252.4 million declined $20.8 million, or 7.6%, from 2007 levels, including $12.2 million of unfavorable currency translation.  In the Diagnostics & Information Group, sales of $152.9 million declined $16.6 million, or 9.8%, from 2007 levels, including $7.1 million of unfavorable currency translation.

Gross profit in the fourth quarter of 2008 was $300.0 million, as compared to $333.4 million in 2007.  The $33.4 million gross profit decline primarily includes the impacts of lower sales, $16.7 million of currency translation, and $9.5 million of higher production, material and freight costs.  These declines in gross profit were partially offset by contributions from higher pricing, $5.1 million of lower restructuring costs, and $4.9 million of savings from RCI initiatives.  In addition, fourth quarter 2008 gross profit included $0.3 million of LIFO-related inventory valuation expense; gross profit in the fourth quarter of 2007 included $6.0 million of LIFO-related inventory valuation benefits.  As a result of these factors, gross profit margin of 44.9% in 2008 was equal to 2007 levels.

Operating expenses in the fourth quarter of 2008 were $211.4 million, as compared to $245.1 million in 2007.  The $33.7 million improvement in operating expenses primarily includes $12.6 million of savings from RCI initiatives, $10.9 million of currency translation, $5.0 million of lower performance-based incentive compensation, $4.3 million of lower stock-based incentive compensation, and lower volume-related expenses.  Operating expenses in 2008 were further reduced by a $5.4 million adjustment of a pre-acquisition contingency acquired with the Business Solutions acquisition in 2006.  These reductions in operating expenses were partially offset by $2.0 million of higher restructuring costs.  The year-over-year operating expense comparison is also impacted by the inclusion, in 2007, of a $4.0 million gain from the sale of a facility in Europe.   As a percentage of net sales, operating expenses in the fourth quarter of 2008 improved 130 basis points to 31.7%, as compared to 33.0% in 2007.

Operating income from Financial Services was $8.9 million on revenue of $19.7 million in the fourth quarter of 2008, as compared with $8.0 million of operating income on revenue of $19.0 million in 2007.  Contributions from higher revenues in 2008, primarily as a result of lower market discount rates, were partially offset by a 12.8% decline in originations.

Consolidated operating earnings in the fourth quarter of 2008 were $97.5 million, an increase of $1.2 million, or 1.2%, from the $96.3 million achieved in the fourth quarter of 2007.  The $1.2 million increase in year-over-year operating earnings includes $6.4 million of unfavorable currency translation.

Interest expense of $8.7 million in the fourth quarter of 2008 was down $2.8 million from prior year primarily due to declining interest rates on our floating rate debt and lower average debt levels.

Other income (expense) – net was expense of $0.5 million in the fourth quarter of 2008, as compared to income of $0.4 million in 2007.  Other income (expense) – net primarily includes interest income and hedging and currency exchange rate transaction gains and losses.  See Note 17 to the Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings before equity earnings and minority interests was 31.9% in the fourth quarter of 2008 and 31.2% in the fourth quarter of 2007.  See Note 8 to the Consolidated Financial Statements for information on income taxes.

Net earnings in the fourth quarter of 2008 were $58.6 million, or $1.01 per diluted share, as compared with net earnings of $57.3 million, or $0.98 per diluted share, in 2007.

2008 ANNUAL REPORT	31

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	January 3, 2009		December 29, 2007		Change
External net sales	$295.1	90.3%	$333.3	90.3%	$(38.2)	-11.5%
Intersegment net sales	31.7	9.7%	36.0	9.7%	(4.3)	-11.9%
Segment net sales	326.8	100.0%	369.3	100.0%	(42.5)	-11.5%
Cost of goods sold	(203.2)	-62.2%	(236.8)	-64.1%	33.6	14.2%
Gross profit	123.6	37.8%	132.5	35.9%	(8.9)	-6.7%
Operating expenses	(84.5)	-25.8%	(94.3)	-25.6%	9.8	10.4%
Segment operating earnings	$39.1	12.0%	$38.2	10.3%	$0.9	2.4%

Segment net sales of $326.8 million in the fourth quarter of 2008 declined $42.5 million, or 11.5%, from 2007 levels.  Excluding $24.4 million of unfavorable currency translation, sales declined $18.1 million, or 4.9%, year over year primarily due to continued lower sales of professional tools in Europe and lower overall equipment sales worldwide, despite strong double-digit increases in sales of imaging aligner units.  These year-over-year sales declines were partially offset by continued higher sales of tools, kits and tool storage products to industrial customers and by increased sales of power tools.

Segment gross profit of $123.6 million in the fourth quarter of 2008 declined $8.9 million, or 6.7%, from 2007 levels.  The $8.9 million gross profit decline includes the impacts of lower sales, $8.9 million of currency translation and $4.8 million of higher production and material costs.  These decreases to gross profit were partially offset by contributions from higher pricing, $6.3 million of lower restructuring costs and $4.2 million of savings from RCI initiatives. As a percentage of net sales, gross profit of 37.8% in the fourth quarter of 2008 improved 190 basis points over 35.9% in 2007.  Operating expenses of $84.5 million in the fourth quarter of 2008 improved $9.8 million from 2007 levels primarily due to $5.8 million of currency translation, $5.6 million of savings from RCI initiatives, lower volume-related and other expenses, and $1.0 million of lower restructuring costs. The year-over-year operating expense comparison is also impacted by the inclusion, in 2007, of a $4.0 million gain from the sale of a facility in Europe.  As a result of these factors, segment operating earnings of $39.1 million in the fourth quarter of 2008 increased $0.9 million from 2007 levels and, as a percentage of net sales, improved from 10.3% in 2007 to 12.0% in 2008.  The $0.9 million increase in year-over-year operating earnings includes $3.1 million of unfavorable currency translation.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	January 3, 2009		December 29, 2007		Change
Segment net sales	$252.4	100.0%	$273.2	100.0%	$(20.8)	-7.6%
Cost of goods sold	(147.3)	-58.4%	(148.1)	-54.2%	0.8	0.5%
Gross profit	105.1	41.6%	125.1	45.8%	(20.0)	-16.0%
Operating expenses	(85.3)	-33.8%	(88.6)	-32.4%	3.3	3.7%
Segment operating earnings	$19.8	7.8%	$36.5	13.4%	$(16.7)	-45.8%

Segment net sales of $252.4 million in the fourth quarter of 2008 declined $20.8 million, or 7.6%, from 2007 levels. Excluding $12.2 million of unfavorable currency translation, sales declined 3.1% year over year reflecting a more challenging sales environment, particularly for sales of higher-priced products and hand tools.  Sales in the company’s U.S. franchise operations declined 5.0% year over year despite a slight increase in the number of vans in the quarter, while organic sales in the company’s international franchise operations were up slightly.

32	SNAP-ON INCORPORATED

Segment gross profit of $105.1 million in the fourth quarter of 2008 declined $20.0 million, or 16.0%, from 2007 levels.  The $20.0 million gross profit decline primarily reflects the impacts of lower sales, $6.3 million of higher year-over-year LIFO-related inventory valuation expense ($0.3 million of LIFO-related expense in 2008, as compared to $6.0 million of LIFO-related benefits in 2007), $5.7 million of currency translation, and $4.7 million of higher production and material costs.  These decreases to gross profit were partially offset by contributions from higher pricing.  Operating expenses of $85.3 million in the fourth quarter of 2008 improved $3.3 million from 2007 levels primarily due to $4.7 million of savings from RCI initiatives, $3.0 million of currency translation, and lower volume-related expenses, partially offset by $2.8 million of higher restructuring costs.  As a result of these factors, segment operating earnings of $19.8 million in the fourth quarter of 2008 declined $16.7 million from 2007 levels and, as a percentage of net sales, declined from 13.4% in 2007 to 7.8% in 2008.  The $16.7 million decline in year-over-year operating earnings includes $2.7 million of unfavorable currency translation.

Diagnostics & Information Group

	Three Months Ended
(Amounts in millions)	January 3, 2009		December 29, 2007		Change
External net sales	$120.3	78.7%	$136.4	80.5%	$(16.1)	-11.8%
Intersegment net sales	32.6	21.3%	33.1	19.5%	(0.5)	-1.5%
Segment net sales	152.9	100.0%	169.5	100.0%	(16.6)	-9.8%
Cost of goods sold	(81.5)	-53.3%	(93.7)	-55.3%	12.2	13.0%
Gross profit	71.4	46.7%	75.8	44.7%	(4.4)	-5.8%
Operating expenses	(37.1)	-24.3%	(48.4)	-28.5%	11.3	23.3%
Segment operating earnings	$34.3	22.4%	$27.4	16.2%	$6.9	25.2%

Segment net sales of $152.9 million in the fourth quarter of 2008 declined $16.6 million, or 9.8%, from 2007 levels primarily due to lower OEM program sales in Europe, $7.1 million of currency translation, and lower sales at Business Solutions, including expected lower sales from the planned exit of certain non-core product lines.  These sales declines were partially offset by higher sales of diagnostics products in North America and increased sales of Mitchell1 information products. Excluding currency translation, organic sales declined 5.6% year over year.

Segment gross profit of $71.4 million in the fourth quarter of 2008 declined $4.4 million, or 5.8%, from 2007 levels.  The $4.4 million gross profit decline primarily reflects the impacts of lower sales, $2.1 million of currency translation, $1.4 million of increased software costs and $0.3 million of higher restructuring costs, partially offset by $0.7 million of savings from RCI initiatives.  Operating expenses of $37.1 million in the fourth quarter of 2008 improved $11.3 million from 2007 levels primarily due to a $5.4 million adjustment of a pre-acquisition contingency acquired with the Business Solutions acquisition in 2006, $2.3 million of savings from RCI initiatives, $2.1 million of currency translation, and lower volume-related expenses.  As a result of these factors, segment operating earnings of $34.3 million in the fourth quarter of 2008 increased $6.9 million from 2007 levels and, as a percentage of net sales improved from 16.2% in 2007 to 22.4% in 2008.  The $6.9 million year-over-year increase in operating earnings was not impacted by currency translation.

Financial Services

	Three Months Ended
(Amounts in millions)	January 3, 2009		December 29, 2007		Change
Financial services revenue	$19.7	100.0%	$19.0	100.0%	$0.7	3.7%
Financial services expenses	(10.8)	-54.8%	(11.0)	-57.9%	0.2	1.8%
Segment operating income	$8.9	45.2%	$8.0	42.1%	$0.9	11.3%

Segment operating income in the fourth quarter of 2008 was $8.9 million on $19.7 million of revenue, as compared with $8.0 million of operating income on revenue of $19.0 million in 2007.  Origination volume in 2008 was down 12.8% from 2007 levels, but lower market discount rates enabled the year-over-year improvement in operating income.  Originations totaled $121.5 million in 2008, as compared to $139.4 million in 2007.

2008 ANNUAL REPORT	33

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Corporate

Snap-on’s general corporate expenses of $4.6 million in the fourth quarter of 2008 declined $9.2 million from $13.8 million in the fourth quarter of 2007.  The $9.2 million expense decline primarily reflects $5.0 million of lower performance-based incentive compensation and $4.3 million of lower stock-based incentive compensation in 2008.

Fiscal 2007 vs. Fiscal 2006

Results of operations for the fiscal years ended December 29, 2007 (fiscal 2007), and December 30, 2006 (fiscal 2006), are as follows:

(Amounts in millions)	2007		2006		Change
Net sales	$2,841.2	100.0%	$2,455.1	100.0%	$386.1	15.7%
Cost of goods sold	(1,574.6)	-55.4%	(1,375.3)	-56.0%	(199.3)	-14.5%
Gross profit	1,266.6	44.6%	1,079.8	44.0%	186.8	17.3%
Financial services revenue	63.0	100.0%	49.0	100.0%	14.0	28.6%
Financial services expenses	(40.6)	-64.4%	(36.0)	-73.5%	(4.6)	-12.8%
Operating income from financial services	22.4	35.6%	13.0	26.5%	9.4	72.3%
Operating expenses:
Selling, general and administrative	(964.2)	-33.9%	(892.0)	-36.3%	(72.2)	-8.1%
Litigation settlement	–	–	(38.0)	-1.6%	38.0	NM
Total operating expenses	(964.2)	-33.9%	(930.0)	-37.9%	(34.2)	-3.7%
Operating earnings	324.8	11.2%	162.8	6.5%	162.0	99.5%
Interest expense	(46.1)	-1.6%	(20.6)	-0.8%	(25.5)	-123.8%
Other income (expense) - net	5.5	0.2%	5.3	0.2%	0.2	3.8%
Earnings before income taxes, equity earnings and minority interests	284.2	9.8%	147.5	5.9%	136.7	92.7%
Income tax expense	(92.5)	-3.2%	(45.9)	-1.8%	(46.6)	NM
Earnings before equity earnings and minority interests	191.7	6.6%	101.6	4.1%	90.1	88.7%
Equity earnings, net of tax and minority interests	(2.5)	-0.1%	(3.7)	-0.2%	1.2	32.4%
Net earnings from continuing operations	189.2	6.5%	97.9	3.9%	91.3	93.3%
Discontinued operations, net of tax	(8.0)	-0.3%	2.2	0.1%	(10.2)	NM
Net earnings	$181.2	6.2%	$100.1	4.0%	$81.1	81.0%

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

34	SNAP-ON INCORPORATED

Gross profit in 2007 was $1,266.6 million, as compared to $1,079.8 million in 2006.  The $186.8 million improvement in 2007 gross profit primarily reflects benefits from the higher sales, $40.6 million of savings from ongoing RCI initiatives, and $30.9 million of currency translation.  These increases were partially offset by $22.5 million of increased production and material costs and $6.6 million of higher year-over-year restructuring costs.  As a percentage of net sales, gross profit improved from 44.0% in 2006 to 44.6% in 2007.

Operating expenses in 2007 were $964.2 million, as compared to $930.0 million in 2006.  The $34.2 million increase in operating expenses includes $62.1 million of higher year-over-year operating expenses for Business Solutions (twelve months of operating expense in 2007 versus approximately five weeks of post-acquisition operating expense in 2006), $22.2 million of unfavorable currency translation, higher volume-related expenses, and increased spending for expansion in emerging markets.  These increases in year-over-year operating expenses were largely offset by the absence, in 2007, of a $38.0 million franchisee litigation settlement charge recorded in 2006, higher benefits of $11.5 million from ongoing RCI initiatives, $6.4 million of gains from the sale of facilities and $2.0 million of lower restructuring costs.  As a percentage of net sales, operating expenses of 33.9% were significantly improved from 2006 levels.  See Note 15 to the Consolidated Financial Statements for further information on the franchisee litigation settlement.

Interest expense of $46.1 million in 2007 was up from $20.6 million in 2006 primarily due to higher debt levels to finance the Business Solutions acquisition.

Other income (expense) – net was income of $5.5 million in 2007 as compared to income of $5.3 million in 2006.  Other income (expense) – net includes interest income and hedging and currency exchange rate transaction gains and losses.  See Note 17 to the Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings before equity earnings and minority interests was 32.5% in 2007, as compared with 31.1% in the prior year.  See Note 8 to the Consolidated Financial Statements for information on income taxes.

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

Exit and Disposal Activities

See Note 7 to the Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

2008 ANNUAL REPORT	35

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Segment Results

Commercial & Industrial Group

(Amounts in millions)	2007		2006		Change
External net sales	$1,208.6	89.5%	$1,048.6	88.0%	$160.0	15.3%
Intersegment net sales	142.0	10.5%	143.4	12.0%	(1.4)	-1.0%
Segment net sales	1,350.6	100.0%	1,192.0	100.0%	158.6	13.3%
Cost of goods sold	(867.1)	-64.2%	(756.3)	-63.4%	(110.8)	-14.7%
Gross profit	483.5	35.8%	435.7	36.6%	47.8	11.0%
Operating expenses	(352.0)	-26.1%	(329.5)	-27.7%	(22.5)	-6.8%
Segment operating earnings	$131.5	9.7%	$106.2	8.9%	$25.3	23.8%

Segment net sales in 2007 increased $158.6 million, or 13.3%, from 2006 levels due to $101.4 million of higher sales and $57.2 million of currency translation.  The $101.4 million sales increase primarily reflects higher sales of professional tools and equipment in Europe, increased industrial sales and continued strong sales growth in emerging markets.

Segment gross profit of $483.5 million in 2007 was up $47.8 million over 2006 levels primarily due to higher sales, $24.6 million of savings from ongoing RCI initiatives, and $20.7 million of currency translation.  These increases were partially offset by $14.4 million of increased production and material costs and $8.4 million of higher restructuring costs.  Operating expenses of $352.0 million in 2007 were up $22.5 million from 2006 levels, but improved 160 basis points as a percentage of segment sales.  The increase in year-over-year operating expenses primarily includes $15.2 million of currency translation, higher volume-related expenses, increased investment spending to further expand the company’s sales and manufacturing presence in emerging growth markets and lower-cost regions, and $3.1 million of higher restructuring costs.  These increases in operating expenses were partially offset by $5.4 million of gains on the sale of facilities in Europe and $3.1 million of savings from ongoing RCI initiatives.  As a result of these factors, segment operating earnings in 2007 increased $25.3 million from 2006 levels.  As a percentage of segment net sales, including the impact of $11.5 million of higher restructuring costs in 2007, operating earnings for the Commercial & Industrial Group improved from 8.9% in 2006 to 9.7% in 2007.

Snap-on Tools Group

(Amounts in millions)	2007		2006		Change
Segment net sales	$1,107.7	100.0%	$1,025.0	100.0%	$82.7	8.1%
Cost of goods sold	(618.2)	-55.8%	(577.3)	-56.3%	(40.9)	-7.1%
Gross profit	489.5	44.2%	447.7	43.7%	41.8	9.3%
Operating expenses:
Selling, general and administrative	(364.4)	-32.9%	(372.1)	-36.3%	7.7	2.1%
Litigation settlement	–	–	(38.0)	-3.7%	38.0	NM
Total operating expenses	(364.4)	-32.9%	(410.1)	-40.0%	45.7	11.1%
Segment operating earnings	$125.1	11.3%	$37.6	3.7%	$87.5	232.7%

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

36	SNAP-ON INCORPORATED

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

Segment net sales in 2007 of $650.6 million increased $144.4 million, or 28.5%, from 2006 levels primarily due to $179.0 million of higher sales in 2007 from Business Solutions (twelve months of sales in 2007 versus approximately five weeks of post-acquisition sales in 2006) and higher sales of diagnostics and information products.  Currency translation contributed $11.8 million of the year-over-year sales increase.  These increases were partially offset by approximately $35 million of lower sales due to the wind down of an OEM facilitation program in Europe, and by lower sales from the outsourcing of certain non-strategic, low-margin diagnostics equipment products previously manufactured and sold to the Snap-on Tools Group.

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

Corporate

Snap-on’s general corporate expenses of $53.7 million in 2007 were essentially flat with the $53.8 million incurred in 2006.

2008 ANNUAL REPORT	37

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing.  Snap-on believes that its cash from operations, coupled with its sources of borrowings, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases and dividend payments.  Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost.  As of the close of business on February 13, 2009, Snap-on’s long-term debt and commercial paper was rated A3 and P-2 by Moody’s Investors Service and A- and A-2 by Standard & Poor’s.  As of the date of this Form 10-K, the credit and financial markets are in a period of substantial instability and uncertainty that is affecting the availability of credit to borrowers.  Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.  In light of the current state of the credit and financial markets, however, the company cannot provide any assurances of the availability of future financing or the terms on which it might be available.

The following discussion focuses on information included in the accompanying Consolidated Balance Sheets.

As of January 3, 2009, working capital (current assets less current liabilities) of $593.2 million increased $45.0 million from $548.2 million as of December 29, 2007, including $22.8 million of higher levels of “Cash and cash equivalents.”

The following represents the company’s working capital position as of January 3, 2009, and December 29, 2007.

(Amounts in millions)	January 3, 2009	December 29, 2007

Cash and cash equivalents	$115.8	$93.0

Accounts receivable – net of allowances	522.1	586.9

Inventories - net	359.2	322.4

Other current assets	143.6	185.1

Total current assets	1,140.7	1,187.4

Accounts payable	(126.0)	(171.6)

Notes payable and current maturities of long-term debt	(12.0)	(15.9)

Other current liabilities	(409.5)	(451.7)

Total current liabilities	(547.5)	(639.2)

Total working capital	$593.2	$548.2

Accounts receivable at the end of 2008 was $522.1 million, down $64.8 million from year-end 2007 levels.  The $64.8 million decline includes $38.6 million of currency translation and $26.2 million of lower receivables, primarily due to lower year-over-year fourth quarter sales.  Days sales outstanding at year-end 2008 was 64 days, as compared to 73 days at year-end 2007.

Inventories of $359.2 million at year-end 2008 were up $36.8 million from year-end 2007 levels, including $55.7 million of higher inventories partially offset by $18.9 million of currency translation.  The $55.7 million inventory increase primarily reflects the impacts of lower than expected sales and higher levels of inventory to support targeted growth initiatives in certain existing and emerging markets.  The year-over-year inventory increase also reflects the impact of higher inventory costs in 2008 as a result of inflationary and commodity cost increases.  Inventory turns (full year cost of goods sold divided by the average of the beginning and ending inventory balances for the year) were 4.6 turns at year-end 2008, as compared to 4.9 turns at year-end 2007.  Inventories accounted for using the first-in, first-out (“FIFO”) method as of January 3, 2009, and December 29, 2007, approximated 64% and 65%, respectively, of total inventories.  All other inventories are accounted for using the LIFO cost method.  The company’s LIFO reserve increased from $75.0 million at December 29, 2007, to $83.3 million at January 3, 2009.

38	SNAP-ON INCORPORATED

Accounts payable at January 3, 2009, was $126.0 million, down $45.6 million from year-end 2007 levels primarily due to lower production levels, the timing of payments and $6.3 million of unfavorable currency translation.

Notes payable and long-term debt as of January 3, 2009, was $515.4 million.  As of December 29, 2007, notes payable and long-term debt was $517.9 million.  Notes payable and current maturities of long-term debt of $12.0 million at January 3, 2009, included $10.6 million of notes payable and $1.4 million of current maturities of long-term debt.  No commercial paper was outstanding at January 3, 2009, or December 29, 2007.  Long-term debt of $503.4 million as of January 3, 2009, included $150 million of unsecured floating rate notes that mature on January 12, 2010, $200 million of unsecured 6.25% notes that mature in 2011, $150 million of unsecured 5.50% notes that mature in 2017, and $3.4 million of other long-term debt.  The weighted-average interest rate on the $150 million of unsecured floating rate notes was 3.82% in 2008 and the interest rate on these notes as of January 3, 2009, was 4.88%.  The company has begun consideration of alternatives for addressing the debt maturities that will occur over the next several years.

Average commercial paper and notes payable outstanding were $68.1 million in 2008 and $124.9 million in 2007.  The weighted-average interest rate on these instruments was 4.33% in 2008 and 5.59% in 2007.  As of January 3, 2009, the weighted-average interest rate on outstanding notes payable was 8.32%, as compared to 8.78% at December 29, 2007.

As of January 3, 2009, Snap-on had a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012.  As of January 3, 2009, no amounts were outstanding under this revolving credit facility.  The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00.  As of January 3, 2009, the company’s ratio of total debt to the sum of total debt plus shareholders’ equity was 0.30, which is in compliance with the covenants of this revolving credit facility.

As of January 3, 2009, Snap-on also had $20 million of unused available debt capacity under committed bank lines of credit.  The committed bank lines consist of two $10 million lines of credit that expire on July 28, 2009, and August 30, 2009, respectively.  As of January 3, 2009, Snap-on had $520 million of unused available debt capacity under the terms of its revolving credit facility and committed bank lines of credit.

Although the credit and financial markets are currently in a state of substantial instability and uncertainty, Snap-on believes that it has sufficient available committed and uncommitted lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis.  Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facilities and committed lines of credit.  While the instability of the credit and financial markets has affected the market for commercial paper issuances and other short-term debt, Snap-on currently believes that it could access those markets for short-term liquidity if the need were to arise.  Snap-on regularly monitors the credit and financial markets and may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources.  Near-term liquidity requirements for Snap-on include the funding of its investments in capital expenditures and restructuring activities, payments of dividends and interest, and funding for share repurchases, if any.  Snap-on also expects to make contributions of $8.2 million to its foreign pension plans and $1.3 million to its domestic pension plans in 2009.  Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2009.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs.  See Note 9 to the Consolidated Financial Statements for further information on Snap-on’s debt and credit facilities.

Since 1999, CIT has been the exclusive purchaser of the credit and installment financing contracts originated by SOC in the United States.  Snap-on has been monitoring its relationship with CIT carefully, particularly in view of the current instability in the credit markets.  If CIT were to no longer purchase the credit and installment financing contracts originated by SOC, Snap-on believes it has, and/or would have access to, alternative means to finance these contracts, including the use of its existing credit facilities.

2008 ANNUAL REPORT	39

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The SOC joint venture agreement between Snap-on and CIT automatically renews on an annual basis unless either Snap-on or CIT provides a six month advance notice of their intent to not renew the agreement.  This advance notice must be given during the first six months of the calendar year.  The joint venture agreement also provides for a nine month transition period in the event the joint venture agreement is not renewed.

The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flow.

Cash flow provided from operating activities was $215.0 million in 2008, $231.1 million in 2007, and $203.4 million in 2006. Depreciation expense was $47.9 million in 2008, $53.5 million in 2007 and $48.5 million in 2006.  The lower depreciation expense in 2008 primarily reflects the impact of favorable currency translation partially offset by higher depreciation as a result of increased capital spending in recent years.

Capital expenditures were $73.9 million in 2008, $61.9 million in 2007 and $50.5 million in 2006.  The increase in 2008 capital expenditures over 2007 levels included continued higher spending to accelerate the expansion of the company’s manufacturing capabilities in lower-cost regions and emerging markets, as well as increased spending to construct a new headquarters and development facility for Snap-on Business Solutions, the company’s automotive parts and service information business, which is expected to be completed in the fourth quarter of 2009.   Capital expenditures in all three years include higher levels of spending to support the company’s strategic supply chain and other growth initiatives, including the installation of new production equipment and machine tooling to enhance manufacturing and distribution operations, as well as provide ongoing replacements of manufacturing and distribution equipment.  Capital spending over the last three years also included spending for the replacement and enhancement of the company’s existing global enterprise resource planning (ERP) management information systems, which will continue over a period of several years. Snap-on believes that its cash generated from operations, as well as the funds available from its credit facilities, will be sufficient to fund the company’s capital expenditure requirements in 2009.

Amortization expense was $24.1 million in 2008, $22.2 million in 2007 and $3.4 million in 2006.  The increase in amortization expense over 2006 levels is primarily due to the amortization of intangibles from the November 2006 acquisition of Business Solutions.  See Note 6 to the Consolidated Financial Statements for information on acquired intangible assets.

On March 5, 2008, Snap-on acquired a 60% interest in Wanda Snap-on, a tool manufacturer in China, for a cash purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs.  The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions.

The Wanda Snap-on joint venture agreement granted a redeemable minority interest right to the minority shareholder that could require Snap-on to acquire the minority interest at a purchase price of either 64.9 million Chinese yuan (approximately $9.5 million at year-end 2008 exchange rates) or 75.7 million Chinese yuan (approximately $11.1 million at year-end 2008 exchange rates) if certain financial metrics (as defined in the joint venture agreement) are reached during the five-year period subsequent to the acquisition date.

On January 12, 2007, Snap-on sold $300 million in floating and fixed rate notes consisting of $150 million of floating rate notes and $150 million of fixed rate notes.  Snap-on used the proceeds from the sales of these notes, net of $1.5 million of transaction costs, to repay commercial paper obligations issued to finance the November 2006 acquisition of Snap-on Business Solutions.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable.  In 2008, Snap-on repurchased 1,230,000 shares of common stock for $69.8 million under its previously announced share repurchase programs.  The cash used to repurchase shares of common stock was partially offset by $41.7 million of proceeds from stock purchase plans and stock option exercises and $5.7 million of related excess tax benefits.  As of January 3, 2009, Snap-on had remaining availability to repurchase up to an additional $117.2 million in common stock pursuant to Board authorizations.  The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.  Snap-on repurchased 1,860,000 shares of common stock for $94.4 million in 2007 and 2,616,618 shares of common stock for $109.8 million in 2006. Snap-on believes that its cash generated from operations, as well as the funds available from its credit facilities, will be sufficient to fund the company’s share repurchases, if any, in 2009.

40	SNAP-ON INCORPORATED

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939.  Cash dividends paid in 2008, 2007 and 2006 totaled $69.7 million, $64.8 million and $63.6 million, respectively.  On November 1, 2007, the Board increased the quarterly cash dividend by 11.1% to $0.30 per share ($1.20 per share per year).

	2008	2007	2006
Cash dividends paid per common share	$1.20	$1.11	$1.08
Cash dividends paid as a percent of prior-year retained earnings	5.4%	5.5%	5.6%

Snap-on believes that its cash generated from operations, as well as the funds available from its credit facilities, will be sufficient to pay dividends in 2009.

Off-Balance Sheet Arrangements

Except as set forth below in the section labeled “Contractual Obligations and Commitments” and Note 15 to the Consolidated Financial Statements, the company had no off-balance sheet arrangements as of January 3, 2009.

Contractual Obligations and Commitments

A summary of Snap-on’s future contractual obligations and commitments as of January 3, 2009, are as follows:

(Amounts in millions)	Total	2009	2010-2011	2012-2013	2014 and thereafter
Contractual obligations:
Long-term debt	$504.8	$1.4	$353.2	$0.1	$150.1
Interest on fixed rate debt	99.1	20.7	36.8	16.5	25.1
Operating leases	92.2	24.4	29.2	17.0	21.6
Capital leases	28.2	1.8	3.6	3.6	19.2
Purchase obligations	13.5	13.3	0.2	–	–
Other	0.7	0.7	–	–	–
Total	$738.5	$62.3	$423.0	$37.2	$216.0

The company has excluded payments related to its pension and postretirement benefit plans from the contractual obligation table above; see Notes 11 and 12 to the Consolidated Financial Statements for information on the company’s benefit plans and payments.  The contractual obligation table above does not include income tax liabilities recorded in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109;” see Note 8 to the Consolidated Financial Statements for information on income taxes.

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

2008 ANNUAL REPORT	41

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

SOC sells substantially all of its originated contracts on a limited recourse basis to CIT, net of certain fees, and SOC continues to service these contracts for an estimated servicing fee.  SOC originated contracts totaling $424.2 million in 2008, $422.7 million in 2007 and $426.8 million in 2006.

CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis.  As of January 3, 2009, and December 29, 2007, no amounts were loaned to SOC by either Snap-on or CIT pursuant to this agreement.

Financial information regarding SOC loan originations is as follows:

	2008	2007	2006
Originations (in millions):
Extended-credit receivables	$337.4	$348.1	$356.2
Equipment leases	24.6	24.6	28.8
Franchisee financing	62.2	50.0	41.8

Total	$424.2	$422.7	$426.8

The SOC joint venture agreement between Snap-on and CIT automatically renews on an annual basis unless either Snap-on or CIT provides a six month advance notice of their intent to not renew the agreement.  This advance notice must be given during the first six months of the calendar year.  The joint venture agreement also provides for a nine month transition period in the event the joint venture agreement is not renewed.

New Accounting Standards

See Note 1 to the Consolidated Financial Statements for information on new accounting standards.

Critical Accounting Policies and Estimates

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

The company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements.

Snap-on considers the following policies and estimates to be the most critical in understanding the judgments that are involved in the preparation of the company’s consolidated financial statements and the uncertainties that could impact the company’s financial position, results of operations and cash flows.

42	SNAP-ON INCORPORATED

Revenue Recognition: Snap-on recognizes revenue from the sale of tools, diagnostics and equipment solutions when contract terms are met, collectibility is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer.  For sales contingent upon customer acceptance or product installation, revenue recognition is deferred until such obligations are fulfilled.  Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and gross profit margin adjusted for known trends.  Provisions for customer volume rebates, discounts and allowances are also recorded as a reduction of reported revenues at the time of sale based on historical experience and known trends.  Revenue related to maintenance and subscription agreements is recognized over the term of the agreement.

Snap-on also recognizes revenue related to multiple element arrangements, including sales of software and software-related services.  When a sales arrangement contains multiple elements, such as hardware and software products and/or services, Snap-on uses vendor specific objective evidence (“VSOE”) of fair value to allocate revenue to each element based on its relative fair value and, when necessary, uses the residual method to assign value to the delivered elements when VSOE only exists for the undelivered elements.  Snap-on limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services.  The amount assigned to future delivery of products or services is recognized when the product is delivered and/or when the services are performed.  In instances where the product and/or services are performed over an extended period, as is the case with subscription agreements or the providing of ongoing support, revenue is generally recognized on a straight-line basis over the term of the agreement, which generally ranges from 12 to 60 months.

Financial Services Revenue:  Snap-on also generates revenue from various financing programs that include (i) loans to franchisees; (ii) loans to franchisees’ customers; and (iii) loans to Snap-on’s industrial and other customers for the purchase of tools and equipment on an extended-term payment plan.  These financing programs are offered through SOC, a consolidated 50%-owned joint venture with CIT, and Snap-on’s wholly owned international finance subsidiaries. Financial services revenue consists of SOC’s sales of originated contracts to CIT and service fee income, as well as installment contract revenue and franchisee loan receivable revenue derived from SOC and Snap-on’s wholly owned international finance operations.  The decision to finance through Snap-on or another financing entity is solely at the election of the customer.  When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay including financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.  Contracts originated by SOC and subsequently sold to CIT are also subject to the underwriting approval of CIT.

Financing revenue from SOC is recognized primarily from the sale of originated contracts to CIT.  SOC continues to service these contracts based on an estimated servicing fee.  Servicing fees are paid to SOC by CIT and such revenue is recognized over the contractual term of the loan, with a portion of the servicing fee recognized at the time of origination. Financing revenue from originated loans that are retained is recognized over the life of the contract, with interest computed on a daily basis.

Snap-on’s wholly owned international finance subsidiaries own the loans originated through their financing programs. Revenue from interest income is recognized over the life of the contract, with interest computed on a daily basis.

Franchise fee revenue, including nominal, non-refundable initial and ongoing monthly fees (primarily for sales and business training and marketing and product promotion programs), is recognized as the fees are earned.

Internally Developed Software: Costs incurred in the development of software that will ultimately be sold are capitalized from the time technological feasibility has been attained and ceases when the related product is ready for general release. During 2008, 2007 and 2006, the company capitalized $9.7 million, $10.6 million and $5.0 million, respectively, of such costs.  Amortization of capitalized software development costs was $8.2 million in 2008, $4.9 million in 2007, and $2.5 million in 2006.  Unamortized capitalized software development costs were $25.5 million at January 3, 2009, and $24.0 million at December 29, 2007.

Impairment of Goodwill and Other Indefinite-lived Intangible Assets: Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired.  Annual impairment tests are performed by the company in the second quarter of each fiscal year.

Snap-on evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates.  Estimated cash flows and related goodwill are grouped at the reporting unit level.  A reporting unit is an operating segment, or under certain circumstances, a component of an operating segment that constitutes a business. When estimated future discounted cash flows are less than the carrying value of the net assets and related goodwill, an

2008 ANNUAL REPORT	43

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

impairment test is performed to measure and recognize the amount of the impairment loss, if any.  Impairment losses, which are limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill.  In determining the estimated future cash flows, Snap-on considers current and projected future levels of income, as well as business trends, prospects and market and economic conditions. Impairment tests involve the use of judgmental estimates related to the fair market value of the business operations with which goodwill and other indefinite-lived intangible assets are associated, taking into consideration both historical operating performance and anticipated financial position and future earnings, discounted by the company’s weighted average cost of capital.

Snap-on cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets.  Should the operations of the businesses with which goodwill or indefinite-lived intangible assets are associated incur significant declines in profitability and cash flow in future years due to significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key customers, and/or changes in technology or markets, some or all of the recorded goodwill or intangibles could be subject to impairment.  See Note 6 to the Consolidated Financial Statements for further information on goodwill and other intangible assets.

Impairment of Long-lived and Amortized Intangible Assets:  Snap-on performs impairment evaluations of its long-lived assets, including property, plant and equipment and intangible assets with finite lives, whenever business conditions or events indicate that those assets may be impaired.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations.

Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key customers and/or changes in technology or markets, could require a provision for impairment in a future period.

Allowance for Doubtful Accounts: Snap-on evaluates the collectibility of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay.  These factors may include customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.  Snap-on does not believe that accounts receivable represent significant concentrations of credit risk because of its diversified portfolio of individual customers and geographical areas.

Snap-on regularly reviews the accounts receivable allowance estimation process and adjusts the allowances as appropriate.  In circumstances where the company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected.  Additional reserves are established based upon the company’s perception of the quality of the current receivables, including the length of time the receivables are past due, past experience of collectibility and underlying economic conditions.  If the financial condition of the company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

Excess and Obsolete Inventory: Snap-on records allowances for excess and obsolete inventory based on historical and estimated future demand and market conditions.  Allowances for raw materials are largely based on an analysis of raw material age and actual physical inspection of raw material for fitness for use.  As part of evaluating the adequacy of allowances for work-in-progress and finished goods, management reviews individual product stock-keeping units (SKUs) by product category and product life cycle.  Cost adjustments for each product category/product life-cycle state are generally established and maintained based on a combination of historical experience, forecasted sales and promotions, technological obsolescence, inventory age and other actual known conditions and circumstances.  Should actual product marketability and raw material fitness for use be affected by conditions that are different from management estimates, further adjustments to inventory allowances may be required.

Warranty: Snap-on’s policy is to record a liability for the expected cost of warranty-related claims at the time of sale.  The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring the company’s obligations under its warranty plans.  Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred.  If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods.  See Note 15 to the Consolidated Financial Statements for further information on warranty.

44	SNAP-ON INCORPORATED

Stock-based Compensation: Snap-on recognizes the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  That cost, based on the estimated number of awards that are expected to vest, is recognized on a straight-line basis over the period during which the employee is required to provide the service in exchange for the award.  No compensation cost is recognized for awards for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes valuation model.

The Black-Scholes valuation model requires the input of subjective assumptions, including the expected life of the stock-based award and stock price volatility.  The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment.  As a result, if other assumptions had been used, the recorded stock-based compensation expense could have been materially different from that depicted in the financial statements.  See Note 13 to the Consolidated Financial Statements for further information on stock-based compensation.

Pension Benefits: The pension benefit obligation and related pension expense are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employer’s Accounting for Pensions,” and are impacted by certain actuarial assumptions.  Changes in these assumptions are primarily influenced by factors outside of Snap-on’s control and can have a significant effect on the amounts reported in the financial statements.  Snap-on believes that the two most critical assumptions are (i) the expected return on plan assets; and (ii) the assumed discount rate.

Pension expense increases as the expected rate of return on plan assets decreases.  Lowering the expected rate of return assumption for Snap-on’s domestic pension plan assets by 0.5% would have increased Snap-on’s 2008 domestic pension expense by approximately $3.6 million.  Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its U.S. plan assets.

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled.  In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans.  The methodology for selecting the discount rate as of year-end 2008 was to match the plan’s cash flows to that of a theoretical bond portfolio yield curve that provides the equivalent yields on zero-coupon bonds with an Aa rating or better for each maturity.  The selection of the 6.3% weighted-average discount rate for Snap-on’s domestic pension plans represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 0.5% would have increased Snap-on’s 2008 domestic pension expense and projected benefit obligation by approximately $0.8 million and $40.3 million, respectively. At year-end 2008, Snap-on’s domestic projected benefit obligation comprised approximately 85% of Snap-on’s worldwide projected benefit obligation.

Actuarial gains and losses in excess of 10 percent of the greater of the projected benefit obligation or market-related value of assets are amortized on a straight-line basis over the average remaining service period of active participants.  Prior service costs resulting from plan amendments are amortized in equal annual amounts over the average remaining service period of affected active participants or over the remaining life expectancy of affected retired participants.  See Note 11 to the Consolidated Financial Statements for further information on pension benefits.

Postretirement Benefits:  Snap-on’s postretirement benefits obligation and related expense are calculated in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and are impacted by certain actuarial assumptions, including health care trend rates.  An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $1.5 million and would increase the annual service and interest cost by $0.1 million.  A corresponding decrease of one percentage point would decrease the accumulated postretirement benefit by $1.4 million and decrease the annual service and interest cost by $0.1 million.  See Note 12 to the Consolidated Financial Statements for further information on postretirement plans.

Income Taxes: Snap-on records deferred income tax assets and liabilities for differences between the book basis and tax basis of the related net assets.  Snap-on records a valuation allowance, when appropriate, to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  While the company has considered future taxable income and ongoing prudent and feasible tax strategies in assessing the need for the valuation allowance, if these estimates and assumptions change in the future, the company may be required to adjust its valuation allowance.  This could result in a charge to, or an increase in, income in the period such determination is made.

2008 ANNUAL REPORT	45

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

Outlook

The challenges posed by the global economy increased significantly during the fourth quarter, furthering the impact on Snap-on’s sales of higher priced products, such as tool storage and vehicle repair equipment. Additional slowdowns in the economies of Europe, particularly Southern Europe, negatively impacted volume at the company’s European-based tools business. Furthermore, the general economic difficulties are now spreading across more industries and to additional geographies, creating more widespread pressure on business activity. In the near term, Snap-on anticipates no change in this environment and, as a result, expects sales and credit originations in the first quarter of 2009 to be down year over year.

Additional headwinds in 2009 now include approximately $3.0 million per quarter of higher year-over-year pension expense due to declines in pension asset values. Assuming foreign currency exchange rates remain at recent levels, the company also anticipates approximately $8.0 million of unfavorable foreign exchange impact on first quarter operating earnings.

Snap-on believes that its business models are sound and that it continues to maintain and expand its strong brand positions. When coupled with its innovation processes, Snap-on believes that these strengths have enabled the advancement of its market position in 2008. The company expects to benefit from those strengths in 2009 and to improve its strategic position going forward. Snap-on also expects further benefits in 2009 from its RCI, sourcing and other cost reduction initiatives that will help to limit the impact of any volume decline.

Snap-on does not, as a general practice, furnish quarterly sales or earnings projections. However, in light of these factors and conditions, the company believes that first quarter 2009 sales and earnings will be lower than reported first quarter 2008 amounts.

Snap-on is responding to the global macroeconomic challenges by deepening and accelerating its RCI and cost reduction initiatives. Snap-on recorded $6.7 million of restructuring costs in the fourth quarter of 2008, bringing full-year 2008 restructuring costs to $14.7 million; Snap-on expects to incur approximately $12 million to $16 million of restructuring costs in full year 2009. Snap-on is also continuing and accelerating a number of its planned growth investments, including further expansion of its manufacturing capacity in China and in Eastern Europe. As a result, capital expenditures in 2009 are expected to be in a range of $75 million to $80 million. Snap-on views these investments as potentially enabling near-term growth. For full year 2009, Snap-on anticipates that its effective income tax rate on earnings before equity earnings and minority interests will approximate 34%.

In 2009, Snap-on will continue to aggressively manage the balance between investing and capturing growth opportunities with the need for cost reduction actions beyond those already implemented; the current economic uncertainty makes it extremely difficult to presently predict this balance as the company continually adjusts to the challenging business environment.

46	SNAP-ON INCORPORATED

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

Foreign Currency Risk Management

Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations and restrictions on movement of funds. Foreign exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency.  To manage these exposures, Snap-on identifies naturally offsetting positions and then generally purchases hedging instruments to protect the residual net exposures.  See Note 10 to the Consolidated Financial Statements for information on foreign currency risk management.

Interest Rate Risk Management

Snap-on’s interest rate risk management policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates.  Through the use of interest rate swaps, Snap-on aims to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities. Snap-on also enters into treasury lock agreements to manage the risk associated with changing benchmark interest rates on its extended contract installment loans that are sold to CIT.  See Note 10 to the Consolidated Financial Statements for information on interest rate risk management.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at January 3, 2009, was $1.2 million on interest rate-sensitive financial instruments and $1.9 million on foreign currency-sensitive financial instruments.  The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

2008 ANNUAL REPORT	47

Credit Risk

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing ability, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay.  Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically monitored through an asset-quality-review process that closely monitors past due accounts and initiates collection actions when appropriate.  In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts for franchisee van loans with recourse to Snap-on.  At January 3, 2009, $15.4 million of loans originated by SOC have a recourse provision to Snap-on if the loans become more than 90 days past due.  For additional information on SOC, refer to the section entitled “Consolidated Joint Venture” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and to Note 1 to the Consolidated Financial Statements.

Counterparty Risk

Snap-on is exposed to credit losses in the event of non-performance by the counterparties to various financial agreements, including its interest rate swap, foreign exchange and treasury lock agreements.  Snap-on does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparties and enters into agreements only with financial institution counterparties with a credit rating of A- or better. Snap-on does not anticipate non-performance by its counterparties.

Economic Risk

Economic risk is the possibility of loss resulting from economic instability in certain areas of the world.  Snap-on continually monitors its exposure in these markets.

As a result of the above market, credit and economic risks, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year.  Inflation has not had a significant impact on the company.

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

48	SNAP-ON INCORPORATED

To the extent that commodity prices increase and the company does not have firm pricing agreements with its suppliers, the company may experience margin declines to the extent that it is not able to increase the selling prices of its products.

Item 8: Financial Statements and Supplementary Data

The financial statements and schedules are listed on page 53 and are incorporated by reference in this Item 8.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 3, 2009.  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of January 3, 2009, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended January 3, 2009, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, the company’s management believes that, as of January 3, 2009, our internal control over financial reporting was effective.  The company’s internal control over financial reporting as of January 3, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error or fraud.  Because of inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

2008 ANNUAL REPORT	49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Snap-on Incorporated:

We have audited the internal control over financial reporting of Snap-on Incorporated and subsidiaries (the “Company”) as of January 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 3, 2009, of the Company and our report dated February 18, 2009, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 18, 2009

50	SNAP-ON INCORPORATED

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Incorporated by reference to sections entitled “Item 1: Election of Directors,” “Corporate Governance Practices and Board Information” and “Other Information” in Snap-on’s 2009 Annual Meeting Proxy Statement, which is expected to be mailed to shareholders on or around March 11, 2009 (the “2009 Proxy Statement”).

The Section 16(a) filing compliance disclosure pursuant to Item 405 of Regulation S-K is contained in Snap-on’s 2009 Proxy Statement in the section entitled “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The executive officers of Snap-on, their ages, and their titles as of January 3, 2009, and positions held during the last five years are listed below.

Nicholas T. Pinchuk (62) – President and Chief Executive Officer since December 2007 and President and Chief Operating Officer from April to December 2007.  Senior Vice President and President – Worldwide Commercial & Industrial Group from June 2002 to April 2007.  Prior to joining Snap-on, Mr. Pinchuk was President of Global Refrigeration Operations for Carrier Corporation, a producer of air conditioning, heating and refrigeration systems, and a subsidiary of United Technologies Corporation.

Martin M. Ellen (55) – Senior Vice President – Finance and Chief Financial Officer since November 2002.

Iain Boyd (46) – Vice President – Human Resources since February 2007.  Vice President, Human Resources – Snap-on Tools Group from February 2004 to February 2007.

Constance R. Johnsen (51) – Vice President and Controller since October 2003, and Director, Corporate Financial Reporting from July 2000 to October 2003.

Thomas L. Kassouf (56) – Senior Vice President and President – Commercial Division since December 2007.  President – Commercial Group from April 2007 to December 2007, and President – Equipment Worldwide from January 2003 to April 2007.

Jeanne M. Moreno (54) – Vice President and Chief Information Officer since March 2005.  Prior to joining Snap-on, Ms. Moreno was Senior Vice President of Corporate Services and Chief Information Officer for Citrix Systems, a leader in access infrastructure software.

Irwin M. Shur (50) – Vice President, General Counsel and Secretary since April 2008.  Prior to joining Snap-on, Mr. Shur was Vice President and General Counsel of Enodis plc, a manufacturer of equipment for the commercial foodservice industry.

Thomas J. Ward (56) – Senior Vice President and President – Snap-on Tools Company LLC since April 2007.  Senior Vice President and President – Diagnostics & Information Group from March 2005 to April 2007, and President – Worldwide Diagnostics from July 2001 to February 2005.

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

2008 ANNUAL REPORT	51

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

Snap-on intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the code of ethics by posting such information in the Investors section of its corporate Web site at www.snapon.com.

Item 11: Executive Compensation

The information required by Item 11 is contained in Snap-on’s 2009 Proxy Statement in the sections entitled “Executive Compensation,” “Board Compensation,” “Compensation Committee Report,” and “Other Information” and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about Snap-on’s equity compensation plans as of January 3, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,854,869 (1)	$42.48 (2)	3,235,638 (3)
Equity compensation plans not approved by security holders	69,110 (4)	Not Applicable	– (5)
Total	1,923,979	$42.48 (2)	3,235,638 (5)

(1)

Includes (i) options to acquire 91,819 shares granted under the 1986 Incentive Stock Program; (ii) options to acquire 1,695,876 shares granted under the 2001 Incentive Stock and Awards Plan; and (iii) 67,174 shares represented by deferred share units under the Directors’ Fee Plan. Excludes 577,401 shares issuable in connection with the vesting of performance based restricted share units and restricted stock under the 2001 Incentive Stock and Awards Plan. Also excludes shares of common stock that may be issuable under the employee and dealer stock purchase plans.

(2)

Reflects only the weighted-average exercise price of outstanding stock options granted under the 2001 Incentive Stock and Awards Plan and the 1986 Incentive Stock Program and does not include shares represented by deferred share units under the Directors’ Fee Plan and shares issuable in connection with the vesting of restricted share units under the 2001 Incentive Stock and Awards Plan for which there are no exercise prices. Also excludes shares of common stock that may be issuable under the employee and dealer stock purchase plans.

(3)

Includes (i) 2,791,060 shares reserved for issuance under the 2001 Incentive Stock and Awards Plan (which may be issued upon the exercise of stock options or granted as restricted stock or restricted share units); (ii) 161,235 shares reserved for issuance under the Directors’ Fee Plan; and (iii) 283,343 shares reserved for issuance under the employee stock purchase plan.

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

52	SNAP-ON INCORPORATED

The additional information required by Item 12 is contained in Snap-on’s 2009 Proxy Statement in the sections entitled “Executive Compensation,” “Security Ownership of Management and Certain Beneficial Owners” and “Other Information” and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the sections entitled “Corporate Governance Practices and Board Information – Board Information” and “Other Information – Transactions with the Company” in Snap-on’s 2009 Proxy Statement.

Item 14: Principal Accounting Fees and Services

Incorporated by reference to the section entitled “Deloitte & Touche LLP Fee Disclosure” in Snap-on’s 2009 Proxy Statement.

PART IV

Item 15: Exhibits and Financial Statement Schedules

Item 15(a): Documents Filed as Part of This Report:

1.  List of Financial Statements

The following consolidated financial statements of Snap-on and the Report of Independent Registered Public Accounting Firm thereon, are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Earnings for the years ended January 3, 2009, December 29, 2007, and December 30, 2006.

•	Consolidated Balance Sheets as of January 3, 2009, and December 29, 2007.

•	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended January 3, 2009, December 29, 2007, and December 30, 2006.

•	Consolidated Statements of Cash Flow for the years ended January 3, 2009, December 29, 2007, and December 30, 2006.

•	Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3.  List of Exhibits

The exhibits filed with or incorporated by reference in this report are as specified in the exhibit index on pages 95 through 97 herein.

2008 ANNUAL REPORT	53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Snap-on Incorporated:

We have audited the accompanying consolidated balance sheets of Snap-on Incorporated and subsidiaries (the “Company”) as of January 3, 2009, and December 29, 2007, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 3, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Snap-on Incorporated and subsidiaries as of January 3, 2009, and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 1, 11 and 12 to the consolidated financial statements, the Company recognized the funded status of its defined benefit plans as of December 30, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 18, 2009

54	SNAP-ON INCORPORATED

Consolidated Statements of Earnings

	For the Fiscal Years Ended

(Amounts in millions, except per share data)	2008	2007	2006
Net sales	$2,853.3	$2,841.2	$2,455.1
Cost of goods sold	(1,568.7)	(1,574.6)	(1,375.3)
Gross profit	1,284.6	1,266.6	1,079.8

Financial services revenue	81.4	63.0	49.0
Financial services expenses	(44.1)	(40.6)	(36.0)
Operating income from financial services	37.3	22.4	13.0

Operating expenses	(933.1)	(964.2)	(930.0)
Operating earnings	388.8	324.8	162.8

Interest expense	(33.8)	(46.1)	(20.6)
Other income (expense) - net	2.8	5.5	5.3
Earnings before income taxes, equity earnings and minority interests	357.8	284.2	147.5
Income tax expense	(117.8)	(92.5)	(45.9)
Earnings before equity earnings and minority interests	240.0	191.7	101.6
Equity earnings, net of tax and minority interests	(3.3)	(2.5)	(3.7)
Net earnings from continuing operations	236.7	189.2	97.9
Discontinued operations, net of tax	–	(8.0)	2.2
Net earnings	$236.7	$181.2	$100.1

Basic earnings per share:
Earnings per share, continuing operations	$4.12	$3.27	$1.68
Earnings (loss) per share, discontinued operations	–	(0.14)	0.04
Net earnings per share	$4.12	$3.13	$1.72

Diluted earnings per share:
Earnings per share, continuing operations	$4.07	$3.23	$1.65
Earnings (loss) per share, discontinued operations	–	(0.14)	0.04
Net earnings per share	$4.07	$3.09	$1.69

Weighted-average shares outstanding:
Basic	57.5	57.9	58.3
Effect of dilutive options	0.6	0.7	0.9
Diluted	58.1	58.6	59.2

See Notes to Consolidated Financial Statements

2008 ANNUAL REPORT	55

Consolidated Balance Sheets

(Amounts in millions, except share data)	January 3, 2009	December 29, 2007
ASSETS
Current assets
Cash and cash equivalents	$115.8	$93.0
Accounts receivable - net of allowances	522.1	586.9
Inventories - net	359.2	322.4
Deferred income tax assets	64.1	87.0
Prepaid expenses and other assets	79.5	98.1
Total current assets	1,140.7	1,187.4
Property and equipment - net	327.8	304.8
Deferred income tax assets	77.2	22.0
Goodwill	801.8	818.8
Other intangibles - net	218.3	234.8
Pension assets	1.7	57.0
Other assets	142.8	140.3
Total assets	$2,710.3	$2,765.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$126.0	$171.6
Notes payable and current maturities of long-term debt	12.0	15.9
Accrued benefits	41.7	41.3
Accrued compensation	78.3	95.6
Franchisee deposits	46.9	51.0
Deferred subscription revenue	22.3	25.9
Income taxes	15.4	25.5
Other accrued liabilities	204.9	212.4
Total current liabilities	547.5	639.2
Long-term debt	503.4	502.0
Deferred income tax liabilities	95.0	91.2
Retiree health care benefits	57.5	53.8
Pension liabilities	209.1	85.3
Other long-term liabilities	111.3	113.5
Total liabilities	1,523.8	1,485.0

Commitments and contingencies (Note 15)

Shareholders’ equity
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,197,346 and 67,110,281 shares)	67.2	67.1
Additional paid-in capital	155.5	137.9
Retained earnings	1,463.7	1,296.7
Accumulated other comprehensive income (loss)	(106.5)	142.8
Treasury stock at cost (9,755,405 and 9,681,142 shares)	(393.4)	(364.4)
Total shareholders’ equity	1,186.5	1,280.1
Total liabilities and shareholders’ equity	$2,710.3	$2,765.1

See Notes to Consolidated Financial Statements

56	SNAP-ON INCORPORATED

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Amounts in millions, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Grantor Stock Trust	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2005	$67.0	$113.3	$1,143.8	$(56.6)	$(120.3)	$(185.0)	$962.2
Comprehensive income (loss):
Net earnings for 2006	–	–	100.1	–	–	–	100.1
Foreign currency translation	–	–	–	73.8	–	–	73.8
Mark to market for cash flow hedges, net of tax of $0.1 million (net unrealized holding losses of $0.5 million and net losses reclassified to net earnings of $0.4 million)	–	–	–	(0.1)	–	–	(0.1)
Minimum pension liability, net of tax of $58.8 million	–	–	–	93.1	–	–	93.1
Total comprehensive income (loss)							266.9
Cash dividends – $1.08 per share	–	–	(63.6)	–	–	–	(63.6)
Dividend reinvestment plan and other	0.1	1.2	–	–	–	–	1.3
Stock compensation plans	–	10.6	–	–	–	–	10.6
Grantor Stock Trust – 2,796,823 shares	–	–	–	–	87.1	–	87.1
Share repurchases – 2,616,618 shares	–	–	–	–	–	(109.8)	(109.8)
Tax benefit from certain stock options	–	10.6	–	–	–	–	10.6
Adjustment of Grantor Stock Trust to fair market value	–	(13.8)	–	–	13.8	–	–
Adjustment to adopt SFAS No. 158, net of tax of $55.9 million	–	–	–	(89.0)	–	–	(89.0)
Balance at December 30, 2006	67.1	121.9	1,180.3	21.2	(19.4)	(294.8)	1,076.3
Comprehensive income (loss):
Net earnings for 2007	–	–	181.2	–	–	–	181.2
Foreign currency translation	–	–	–	74.4	–	–	74.4
Change in pension and postretirement plans, net of tax of $31.4 million	–	–	–	47.2	–	–	47.2
Total comprehensive income (loss)							302.8
Cash dividends – $1.11 per share	–	–	(64.8)	–	–	–	(64.8)
Dividend reinvestment plan and other	–	1.3	–	–	–	–	1.3
Stock compensation plans	–	14.0	–	–	–	24.8	38.8
Grantor Stock Trust – 407,485 shares	–	–	–	–	13.8	–	13.8
Share repurchases – 1,860,000 shares	–	–	–	–	–	(94.4)	(94.4)
Tax benefit from certain stock options	–	6.3	–	–	–	–	6.3
Adjustment of Grantor Stock Trust to fair market value	–	(5.6)	–	–	5.6	–	–
Balance at December 29, 2007	67.1	137.9	1,296.7	142.8	–	(364.4)	1,280.1
Comprehensive income (loss):
Net earnings for 2008	–	–	236.7	–	–	–	236.7
Foreign currency translation	–	–	–	(130.3)	–	–	(130.3)
Mark to market for cash flow hedges, net of tax of $0.1 million (net unrealized holding losses of $2.8 million and net losses reclassified to net earnings of $1.3 million)	–	–	–	(1.5)	–	–	(1.5)
Change in pension and postretirement plans, net of tax of $70.3 million	–	–	–	(117.9)	–	–	(117.9)
Other	–	–	–	0.4	–	–	0.4
Total comprehensive income (loss)							(12.6)
Cash dividends – $1.20 per share	–	–	(69.7)	–	–	–	(69.7)
Dividend reinvestment plan and other	–	1.3	–	–	–	–	1.3
Stock compensation plans	0.1	10.9	–	–	–	40.8	51.8
Share repurchases – 1,230,000 shares	–	–	–	–	–	(69.8)	(69.8)
Tax benefit from certain stock options	–	5.4	–	–	–	–	5.4
Balance at January 3, 2009	$67.2	$155.5	$1,463.7	$(106.5)	$–	$(393.4)	$1,186.5

See Notes to Consolidated Financial Statements

2008 ANNUAL REPORT	57

Consolidated Statements of Cash Flow

	For the Fiscal Years Ended

(Amounts in millions)	2008	2007	2006
Operating activities:
Net earnings	$236.7	$181.2	$100.1
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	47.9	53.5	48.5
Amortization of other intangibles	24.1	22.2	3.4
Stock-based compensation expense	13.0	19.0	16.6
Excess tax benefits from stock-based compensation	(5.7)	(6.0)	(10.9)
Deferred income tax provision (benefit)	46.3	12.3	(7.3)
Loss (gain) on sale of assets	(0.7)	(7.0)	0.1
Gain on mark to market for cash flow hedges	(0.1)	–	–
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in receivables	29.1	(2.6)	(19.3)
(Increase) decrease in inventories	(52.3)	15.2	(22.2)
(Increase) decrease in prepaid and other assets	(11.3)	(11.9)	(16.3)
Increase (decrease) in accounts payable	(43.7)	(15.3)	31.8
Increase (decrease) in accruals and other liabilities	(68.3)	(29.5)	78.9
Net cash provided by operating activities	215.0	231.1	203.4

Investing activities:
Capital expenditures	(73.9)	(61.9)	(50.5)
Acquisitions of businesses – net of cash acquired	(14.1)	(5.7)	(507.4)
Proceeds from disposal of property and equipment	10.5	16.1	11.7
Other	(8.6)	(1.4)	–
Net cash used by investing activities	(86.1)	(52.9)	(546.2)

Financing activities:
Proceeds from issuance of long-term debt	–	298.5	–
Net proceeds from commercial paper issuances	–	–	314.9
Net decrease in short-term borrowings	(9.9)	(335.1)	(8.9)
Purchase of treasury stock	(69.8)	(94.4)	(109.8)
Proceeds from stock purchase and option plans	41.7	39.2	89.5
Cash dividends paid	(69.7)	(64.8)	(63.6)
Excess tax benefits from stock-based compensation	5.7	6.0	10.9
Other	(1.0)	(0.8)	–
Net cash provided (used) by financing activities	(103.0)	(151.4)	233.0

Effect of exchange rate changes on cash and cash equivalents	(3.1)	2.8	2.8
Increase (decrease) in cash and cash equivalents	22.8	29.6	(107.0)
Cash and cash equivalents at beginning of year	93.0	63.4	170.4
Cash and cash equivalents at end of year	$115.8	$93.0	$63.4

Supplemental cash flow disclosures:
Cash paid for interest	$(32.0)	$(37.6)	$(17.9)
Net cash paid for income taxes	(79.9)	(69.3)	(49.8)

See Notes to Consolidated Financial Statements

58	SNAP-ON INCORPORATED

Notes to Consolidated Financial Statements

Note 1: Summary of Accounting Policies

Principles of consolidation and presentation: The consolidated financial statements include the accounts of Snap-on Incorporated (“Snap-on” or “the company”), its wholly-owned and majority-owned subsidiaries, and Snap-on Credit LLC (“SOC”), a 50%-owned joint venture with The CIT Group, Inc. (“CIT”).  Investments in affiliates over which the company has a greater than 20% but less than 50% ownership interest are accounted for using the equity method of accounting. The consolidated financial statements do not include the accounts of the company’s independent franchisees.  Snap-on’s consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  All intercompany accounts and transactions have been eliminated.

Fiscal year accounting period: Snap-on’s fiscal year ends on the Saturday nearest December 31.  The 2008 fiscal year, which ended on January 3, 2009, contained 53 weeks of operating results, with the additional week occurring in the fourth quarter.  The impact of the additional week of operations on full-year 2008 net sales and operating earnings was not material.  The 2007 and 2006 fiscal years each contained 52 weeks and ended on December 29, 2007, and December 30, 2006, respectively.

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

Revenue recognition: Snap-on recognizes revenue from the sale of tools, diagnostics and equipment solutions when contract terms are met, collectibility is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer.  For sales contingent upon customer acceptance or product installation, revenue recognition is deferred until such obligations are fulfilled.  Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and gross profit margin adjusted for known trends.  Provisions for customer volume rebates, discounts and allowances are also recorded as a reduction of reported revenues at the time of sale based on historical experience and known trends.  Revenue related to maintenance and subscription agreements is recognized over the term of the agreement.

Snap-on also recognizes revenue related to multiple element arrangements, including sales of software and software-related services.  When a sales arrangement contains multiple elements, such as hardware and software products and/or services, Snap-on uses vendor specific objective evidence (“VSOE”) of fair value to allocate revenue to each element based on its relative fair value and, when necessary, uses the residual method to assign value to the delivered elements when VSOE only exists for the undelivered elements.  Snap-on limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services.  The amount assigned to future delivery of products or services is recognized when the product is delivered and/or when the services are performed.  In instances where the product and/or services are performed over an extended period, as is the case with subscription agreements or the providing of ongoing support, revenue is generally recognized on a straight-line basis over the term of the agreement, which generally ranges from 12 to 60 months.

Franchise fee revenue, including nominal, non-refundable initial and ongoing monthly fees (primarily for sales and business training and marketing and product promotion programs), is recognized as the fees are earned.

Financial services revenue: Snap-on also generates revenue from various financing programs that include (i) loans to franchisees; (ii) loans to franchisees’ customers; and (iii) loans to Snap-on’s industrial and other customers for the purchase of tools and equipment on an extended-term payment plan.  These financing programs are offered through SOC, a consolidated 50%-owned joint venture with CIT, and Snap-on’s wholly owned international finance subsidiaries. Financial services revenue consists of SOC’s sales of originated contracts to CIT and service fee income, as well as installment contract revenue and franchisee loan receivable revenue derived from SOC and Snap-on’s wholly owned international finance operations.  The decision to finance through Snap-on or another financing entity is solely at the election of the customer.  When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay including financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.  Contracts originated by SOC and subsequently sold to CIT are also subject to the underwriting approval of CIT.

Financing revenue from SOC is recognized primarily from the sale of originated contracts to CIT.  SOC continues to service these contracts based on an estimated servicing fee.  Servicing fees are paid to SOC by CIT and such revenue is recognized over the contractual term of the loan, with a portion of the servicing fee recognized at the time of origination.

2008 ANNUAL REPORT	59

Notes to Consolidated Financial Statements (continued)

Financing revenue from originated loans that are retained is recognized over the life of the contract, with interest computed on a daily basis.

Snap-on’s wholly owned international finance subsidiaries own the loans originated through their financing programs. Revenue from interest income is recognized over the life of the contract, with interest computed on a daily basis.

Research and engineering: Research and engineering costs are charged to operating expense in the year incurred.  For 2008, 2007 and 2006, research and engineering costs totaled $43.3 million, $47.6 million and $44.0 million, respectively.

Internally developed software: Costs related to the development of software that will ultimately be sold are capitalized from the time technological feasibility has been attained and capitalization ceases when the related product is ready for general release, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  During 2008, 2007 and 2006, Snap-on capitalized $9.7 million, $10.6 million and $5.0 million, respectively, of such costs.  Amortization of capitalized software development costs, which is included in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings, was $8.2 million in 2008, $4.9 million in 2007, and $2.5 million in 2006.  Unamortized capitalized software development costs of $25.5 million at January 3, 2009, and $24.0 million at December 29, 2007, are included in “Other intangibles – net” on the accompanying Consolidated Balance Sheets.

Internal-use software:  In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs that are incurred internally in creating software solutions and enhancements to those solutions are expensed until technological feasibility has been established.

Shipping and handling: Amounts billed to customers for shipping and handling are included as a component of sales. Costs incurred by Snap-on for shipping and handling are included as a component of cost of goods sold when the costs relate to manufacturing activities.  In 2008, 2007 and 2006, Snap-on incurred shipping and handling charges of $32.6 million, $26.7 million and $21.5 million, respectively, that were recorded in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings.  Shipping and handling costs incurred in conjunction with selling or distribution activities are included as a component of operating expenses.  In 2008, 2007 and 2006, Snap-on incurred shipping and handling charges of $59.8 million, $67.6 million and $66.3 million, respectively, that were recorded in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

Advertising and promotion: Production costs of future media advertising are deferred until the advertising occurs.  All other advertising and promotion costs are expensed when incurred.  For 2008, 2007 and 2006, advertising and promotion expense totaled $59.0 million, $58.9 million and $56.3 million, respectively.

Warranties: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded.  See Note 15 for further information on warranties.

Equity earnings, net of tax and minority interests: “Equity earnings, net of tax and minority interests” on the accompanying Consolidated Statements of Earnings is comprised of the following:

(Amounts in millions)	2008	2007	2006
Minority interests	$(6.9)	$(4.9)	$(3.7)
Equity earnings, net of tax	3.6	2.4	–
Total	$(3.3)	$(2.5)	$(3.7)

Minority interests in consolidated subsidiaries of $22.3 million as of January 3, 2009, and $17.3 million as of December 29, 2007, are included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets. Investments in unconsolidated affiliates of $35.2 million as of January 3, 2009, and $30.7 million as of December 29, 2007, are included in “Other assets” on the accompanying Consolidated Balance Sheets.

Foreign currency translation: The financial statements of Snap-on’s foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.”  Assets and liabilities of foreign subsidiaries are translated at current rates of exchange, and income and expense items are translated at the average exchange rate for the period.  The resulting translation adjustments are recorded directly into “Accumulated other comprehensive income (loss)” on the accompanying Consolidated Balance Sheets.  Foreign exchange transactions resulted in pretax losses of $1.3 million in 2008, $1.7 million in 2007, and $1.2 million in 2006.  Foreign exchange transaction gains and losses are reported in “Other income (expense) - net” on the accompanying Consolidated Statements of Earnings.

60	SNAP-ON INCORPORATED

Income taxes: In the ordinary course of business there is inherent uncertainty in quantifying income tax positions.  Snap-on assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates.  For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, Snap-on records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements.  When applicable, associated interest and penalties are recognized as a component of income tax expense.  Accrued interest and penalties are included within the related tax liability on the accompanying Consolidated Balance Sheets.

Deferred income taxes are provided for temporary differences arising from differences in bases of assets and liabilities for tax and financial reporting purposes.  Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  See Note 8 for further information on income taxes.

Per share data: Basic earnings per share calculations were computed by dividing net earnings by the corresponding weighted-average number of common shares outstanding for the period.  The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method.  Snap-on had dilutive shares for the fiscal years ended 2008, 2007 and 2006, of 620,611 shares, 731,442 shares and 911,697 shares, respectively.  Options to purchase 540,462 shares, 493,544 shares and 23,000 shares of Snap-on common stock for the fiscal years ended 2008, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common stock for the respective year and, as a result, the effect on earnings per share would be anti-dilutive.

Stock-based compensation: Snap-on recognizes the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  That cost, based on the estimated number of awards that are expected to vest, is recognized on a straight-line basis over the period during which the employee is required to provide the service in exchange for the award.  No compensation cost is recognized for awards for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments is estimated using the Black-Scholes valuation model.

The Black-Scholes valuation model requires the input of subjective assumptions, including the expected life of the stock-based award and stock price volatility.  The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment.  As a result, if other assumptions had been used, the recorded stock-based compensation expense could have been materially different from that depicted in the financial statements.  See Note 13 for further information on stock-based compensation.

Derivatives: Snap-on utilizes derivative financial instruments, including interest rate swaps, foreign exchange contracts and treasury lock agreements to manage its exposure to interest rate and foreign currency exchange rate risks.  Snap-on accounts for its derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  Snap-on does not hold or issue financial instruments for speculative or trading purposes.  See Note 10 for further information on derivatives.

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

Approximately 3,000 employees, or 26%, of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements.  Approximately 1,400 employees are covered under agreements expiring in 2009. In recent years, Snap-on has not experienced any significant work slow-downs, stoppages or other labor disruptions.

Cash equivalents: Snap-on considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates market value.

2008 ANNUAL REPORT	61

Notes to Consolidated Financial Statements (continued)

Accounts receivable and allowance for doubtful accounts: Snap-on evaluates the collectibility of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay.  These factors may include customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.  Snap-on does not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas.

Snap-on regularly reviews the accounts receivable allowance estimation process and adjusts the allowances as appropriate.  In circumstances where the company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected.  Additional reserves are established based upon the company’s perception of the quality of the current receivables, including the length of time the receivables are past due, past experience of collectibility and underlying economic conditions.  If the financial condition of the company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

Inventories: Snap-on values its inventory at the lower of cost or market and adjusts for the value of inventory that is estimated to be excess, obsolete or otherwise unmarketable. Snap-on records allowances for excess and obsolete inventory based on historical and estimated future demand and market conditions.  Allowances for raw materials are largely based on an analysis of raw material age and actual physical inspection of raw material for fitness for use.  As part of evaluating the adequacy of allowances for work-in-progress and finished goods, management reviews individual product stock-keeping units (SKUs) by product category and product life cycle.  Cost adjustments for each product category/product life-cycle state are generally established and maintained based on a combination of historical experience, forecasted sales and promotions, technological obsolescence, inventory age and other actual known conditions and circumstances.  Should actual product marketability and raw material fitness for use be affected by conditions that are different from management estimates, further adjustments to inventory allowances may be required.

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

62	SNAP-ON INCORPORATED

Intangible assets with finite lives are amortized over their estimated useful lives using straight-line and accelerated methods depending on the nature of the particular asset.

Accumulated other comprehensive income (loss): The components of “Accumulated other comprehensive income (loss)” (“AOCI”) on the accompanying Consolidated Balance Sheets as of fiscal year-end 2008 and 2007 are as follows:

(Amounts in millions)	2008	2007
Foreign currency translation adjustment	$63.0	$193.3
Unamortized loss on pension and postretirement benefit plans, net of tax of $101.5 million and $31.2 million, respectively	(167.7)	(49.8)
Other	(1.8)	(0.7)
Accumulated other comprehensive income (loss)	$(106.5)	$142.8

New accounting standards: In April 2008 the Financial Accounting Standards Board (“FASB”) released staff position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.”  The FSP requires entities to disclose information for recognized intangible assets that enable users of financial statements to understand the extent to which expected future cash flows associated with intangible assets are affected by the entity’s intent or ability to renew or extend the arrangement associated with the intangible asset.  The FSP also amends the factors an entity should consider in developing the renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The FSP will be applied prospectively to intangible assets acquired after the FSP’s effective date, but the disclosure requirements will be applied prospectively to all intangible assets recognized as of, and after, the FSP’s effective date.  The FSP is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The adoption of SFAS No. 142-3 is not expected to have a significant effect on the company’s consolidated financial statements.

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

In December 2007 the FASB also released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51,” which requires noncontrolling interests in partially owned consolidated subsidiaries to be classified in the consolidated balance sheet as a separate component of consolidated shareholders’ equity.  The amount of net earnings attributable to the controlling and noncontrolling interests will be included in consolidated net earnings on the face of the income statement.  SFAS No. 160 also requires that controlling interests recognize a gain or loss by using the fair value of the noncontrolling equity investment on the date of deconsolidation.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be applied prospectively except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented upon adoption. The adoption of SFAS No. 160 is not expected to have a significant effect on the company’s consolidated financial statements.

2008 ANNUAL REPORT	63

Notes to Consolidated Financial Statements (continued)

Effective December 30, 2007, the beginning of the company’s 2008 fiscal year, Snap-on adopted SFAS No. 157, “Fair Value Measurements.”  In February 2008 the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the company adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, expands disclosures about fair value measurements and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities, and gives the lowest priority (“Level 3”) to unobservable inputs. The adoption of SFAS No. 157 did not have a significant effect on the company’s consolidated financial statements.  See Note 18 for further information.

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

Snap-on adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires an employer to measure the funded status of a defined benefit plan as of the date of its year-end statement of financial position, and also requires an employer to initially apply the requirement to measure defined benefit plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position for fiscal years ending after December 15, 2008.  As the company had been using the last day of its fiscal year end as the measurement date for its plans prior to the issuance of SFAS No. 158, this provision had no impact on the company’s consolidated financial statements and results of operations.  The impact of adopting SFAS No. 158 in 2006 resulted in a decrease of $89.0 million to “Accumulated other comprehensive income (loss)” as shown on the accompanying Consolidated Statements of Shareholders’ Equity and Comprehensive Income.  See Notes 11 and 12 for information on the company’s pension and postretirement plans.

Note 2: Acquisitions

On March 5, 2008, Snap-on acquired a 60% interest in Zhejiang Wanda Tools Co., Ltd. (“Wanda Snap-on”), a tool manufacturer in China, for a cash purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs.  The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions.

The Wanda Snap-on joint venture agreement granted a redeemable minority interest right to the minority shareholder that could require Snap-on to acquire the minority interest at a purchase price of either 64.9 million  Chinese yuan (approximately $9.5 million at year-end 2008 exchange rates) or 75.7 million Chinese yuan (approximately $11.1 million at year-end 2008 exchange rates) if certain financial metrics (as defined in the joint venture agreement) are reached during the five-year period subsequent to the acquisition date.

For segment reporting purposes, the results of operations and assets of Wanda Snap-on are included in the Commercial & Industrial Group.  Pro forma financial information has not been presented as the net effects of the acquisition were not material to Snap-on’s results of operations or financial position.

On November 28, 2006, Snap-on acquired the ProQuest Business Solutions business and certain net assets (collectively, “Snap-on Business Solutions” or “Business Solutions”) from ProQuest Company for a cash purchase price of $521.7 million (or $512.2 million, net of cash acquired) and the assumption of approximately $19 million of debt.

64	SNAP-ON INCORPORATED

Pro forma Information

The following unaudited pro forma information presents the results of operations of Snap-on as if the Snap-on Business Solutions acquisition had taken place at the beginning of fiscal 2006. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of Snap-on that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of Snap-on.

(Amounts in millions, except per share data)	For the Fiscal Year Ended
2006
Net sales:
As reported	$2,455.1
Pro forma	2,644.8

Operating earnings:
As reported	$162.8
Pro forma	202.3

Net earnings:
As reported	$100.1
Pro forma	110.8

Basic earnings per share:
As reported	$1.72
Pro forma	1.90

Diluted earnings per share:
As reported	$1.69
Pro forma	1.87

Note 3: Accounts Receivable

Accounts receivable include trade accounts, installment and other receivables, including the current portion of franchisee- financing receivables.  The components of Snap-on’s current accounts receivable as of fiscal year-end 2008 and 2007 are as follows:

(Amounts in millions)	2008	2007
Trade accounts receivable	$443.5	$493.7
Installment receivables, net of unearned finance charges of $8.3 million and $8.5 million	61.9	73.4
Other accounts receivable	43.0	51.5
Total	548.4	618.6
Allowances for doubtful accounts	(26.3)	(31.7)
Total accounts receivable - net	$522.1	$586.9

Long-term accounts receivable is classified in “Other assets” on the accompanying Consolidated Balance Sheets and is comprised of installment and other receivables, including franchisee-financing receivables, with payment terms beyond one year.  As of January 3, 2009, long-term accounts receivable totaled $67.3 million, net of unearned finance charges of $13.4 million.  As of December 29, 2007, long-term accounts receivable totaled $79.9 million, net of unearned finance charges of $10.7 million.

2008 ANNUAL REPORT	65

Notes to Consolidated Financial Statements (continued)

The following is a rollforward of the allowance for doubtful accounts for fiscal 2008, 2007 and 2006:

(Amounts in millions)	Balance at Beginning of Year	Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended January 3, 2009	$31.7	$12.9	$(18.3)	$26.3
Year ended December 29, 2007	32.9	20.7	(21.9)	31.7
Year ended December 30, 2006	34.9	25.8	(27.8)	32.9

(1)  Represents write-offs of bad debts and the net impact of currency translation.

SOC sells finance receivable loan originations to CIT on a limited recourse basis and retains the rights to service such loans, for which SOC receives contractual servicing fees.  SOC recognizes a servicing asset at the time the loan originations are sold to CIT since the contractual servicing fee provides SOC with more than adequate compensation for the level of services provided.  Contractual servicing fees were $9.2 million for the year ended January 3, 2009, and were $9.3 million for the year ended December 29, 2007.  The servicing asset is amortized to financial services revenue over the life of the finance receivables.

Servicing assets are included in “Accounts receivable – net of allowances” in the accompanying Consolidated Balance Sheets.  The following summarizes the activity in servicing assets for the years ended January 3, 2009, and December 29, 2007:

(Amounts in millions)	2008	2007
Servicing assets at beginning of year	$6.9	$9.1
Originated	4.4	4.4
Amortized	(7.4)	(6.6)
Servicing assets at end of year	$3.9	$6.9

The SOC joint venture agreement between Snap-on and CIT automatically renews on an annual basis unless either Snap-on or CIT provides a six month advance notice of their intent to not renew the agreement.  This advance notice must be given during the first six months of the calendar year.  The joint venture agreement also provides for a nine month transition period in the event the joint venture agreement is not renewed.

Note 4: Inventories

Inventories by major classification as of fiscal year-end 2008 and 2007 are as follows:

(Amounts in millions)	2008	2007
Finished goods	$342.2	$299.8
Work in progress	30.5	33.6
Raw materials	69.8	64.0
Total FIFO value	442.5	397.4
Excess of current cost over LIFO cost	(83.3)	(75.0)
Total inventories - net	$359.2	$322.4

Inventories accounted for using the FIFO method as of January 3, 2009, and December 29, 2007, approximated 64% and 65%, respectively, of total inventories.  The company accounts for its non-U.S. inventory on the FIFO basis.  As of January 3, 2009, approximately 30% of the company’s U.S. inventory was accounted for using the FIFO basis and 70% was accounted for using the LIFO basis.  LIFO inventory liquidations resulted in a reduction of “Cost of goods sold” on the accompanying Consolidated Statements of Earnings of $4.6 million for the year ended December 29, 2007; there were no LIFO inventory liquidations in 2008.

66	SNAP-ON INCORPORATED

Note 5: Property and Equipment

Snap-on’s property and equipment values, which are carried at cost, as of fiscal year-end 2008 and 2007 are as follows:

(Amounts in millions)	2008	2007
Land	$20.7	$22.9
Buildings and improvements	227.6	224.2
Machinery, equipment and computer software	556.2	544.8
	804.5	791.9
Accumulated depreciation and amortization	(476.7)	(487.1)
Property and equipment - net	$327.8	$304.8

The estimated service lives of property and equipment are principally as follows:

Buildings and improvements	3 to 50 years
Machinery, equipment and computer software	2 to 15 years

Snap-on entered into a 20-year capital lease for office and distribution facilities in Japan for the Snap-on Tools Group in 2005.  The current portion of the capital lease obligation is included in “Other accrued liabilities” and the long-term portion is included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.  The cost and accumulated depreciation for this facility as of fiscal year-end 2008 and 2007 are as follows:

(Amounts in millions)	2008	2007
Buildings and improvements	$25.5	$20.8
Accumulated depreciation	(5.1)	(3.0)
Net book value	$20.4	$17.8

The year-over-year increase in net book value reflects the impacts of foreign currency translation partially offset by current year depreciation.

Depreciation expense was $47.9 million, $53.5 million and $48.5 million in fiscal 2008, 2007 and 2006, respectively.

Note 6: Intangible and Other Assets

The changes in the carrying amount of goodwill by segment for fiscal 2008 and 2007 are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Diagnostics & Information Group	Total
Balance as of December 30, 2006	$350.1	$12.5	$413.5	$776.1
Currency translation	23.4	–	1.4	24.8
Adjustments for prior year acquisitions	–	–	17.9	17.9
Balance as of December 29, 2007	373.5	12.5	432.8	818.8
Currency translation	(19.0)	–	(8.1)	(27.1)
Acquisitions	10.1	–	–	10.1
Balance as of January 3, 2009	$364.6	$12.5	$424.7	$801.8

2008 ANNUAL REPORT	67

Notes to Consolidated Financial Statements (continued)

Additional disclosures related to other intangible assets as of fiscal year-end 2008 and 2007 are as follows:

	2008		2007
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$133.2	$(19.2)	$140.3	$(10.8)
Developed technology	18.7	(8.6)	21.0	(5.3)
Internally developed software	46.6	(21.1)	37.0	(13.0)
Patents	31.5	(17.3)	33.8	(18.0)
Trademarks	1.9	(0.5)	2.0	(0.5)
Other	9.6	(1.0)	0.7	(0.6)
Total	241.5	(67.7)	234.8	(48.2)
Non-amortized trademarks	44.5	–	48.2	–
Total other intangible assets	$286.0	$(67.7)	$283.0	$(48.2)

Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, loss of key customers and/or changes in technology or markets, could require a provision for impairment in a future period.

The weighted-average amortization periods related to other intangible assets are as follows:

(In years)	Weighted- average Amortization
Customer relationships	16
Developed technology	5
Internally developed software	3
Patents	16
Trademarks	38
Other	45

Snap-on is amortizing its customer relationships on an accelerated basis over a 16 year weighted-average life; the remaining intangibles are amortized on a straight-line basis.  The weighted-average amortization period for all amortizable intangibles on a combined basis is 19 years.

The aggregate amortization expense for 2008, 2007 and 2006 was $24.1 million, $22.2 million and $3.4 million, respectively. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $23.5 million in 2009, $19.2 million in 2010, $16.6 million in 2011, $13.9 million in 2012, and $10.7 million in 2013.

The company has various insurance policies on the lives of certain former executive officers.  Snap-on’s investment in these policies is recorded net of policy loans in “Other assets” on the accompanying Consolidated Balance Sheets.  The policy loans carry a variable interest rate (currently at 5.52%), require interest only payments annually, and are collateralized by the cash value of the life insurance policies.  The interest rate charged on the policy loans may be adjusted annually based on a corporate bond yield as published by Moody’s Investors Service.  A summary of the net cash value of life insurance as of January 3, 2009, and December 29, 2007, is as follows:

	January 3,	December 29,
(Amounts in millions)	2009	2007
Cash surrender value of life insurance	$8.7	$8.3
Policy loans outstanding	(5.9)	(5.9)
Net cash value of life insurance	$2.8	$2.4

68	SNAP-ON INCORPORATED

Note 7: Exit and Disposal Activities

Snap-on recorded costs associated with exit and disposal activities of $14.7 million and $26.3 million during 2008 and 2007, respectively.

(Amounts in millions)	2008	2007
Exit and disposal costs:
Cost of goods sold
Commercial & Industrial	$(0.4)	$17.0
Snap-on Tools	1.4	1.5
Diagnostics & Information	1.1	0.2
Total cost of goods sold	2.1	18.7
Operating expenses
Commercial & Industrial	4.6	4.4
Snap-on Tools	5.9	1.8
Diagnostics & Information	1.8	0.9
Corporate	0.3	0.5
Total Operating expenses	12.6	7.6
Total restructuring expense
Commercial & Industrial	4.2	21.4
Snap-on Tools	7.3	3.3
Diagnostics & Information	2.9	1.1
Corporate	0.3	0.5
Total restructuring expenses	$14.7	$26.3

Of the $14.7 million of costs incurred in 2008, $11.9 million qualified for accrual treatment.  Of the $26.3 million of costs incurred in 2007, $17.3 million qualified for accrual treatment.  Costs associated with exit and disposal activities in 2008 primarily related to headcount reductions from (i) the realignment of the field sales and service organizations in the United States and Canada; (ii) the consolidation of sales and services support in Europe; and (iii) various management and other realignment actions at other Snap-on facilities.

Snap-on’s exit and disposal accrual activity related to 2008 and 2007 actions were as follows:

(Amounts in millions)	Balance at December 30, 2006	Provision in 2007	Usage in 2007	Balance at December 29, 2007	Provision in 2008	Usage in 2008	Balance at January 3, 2009
Severance costs:
Commercial & Industrial	$2.4	$10.4	$(5.1)	$7.7	$3.3	$(5.4)	$5.6
Snap-on Tools	2.3	1.3	(2.8)	0.8	6.1	(2.9)	4.0
Diagnostics & Information	0.3	5.1	(2.2)	3.2	1.9	(3.2)	1.9
Corporate	0.3	0.4	(0.7)	-	0.2	(0.1)	0.1
Facility-related costs:
Snap-on Tools	0.2	-	(0.1)	0.1	0.3	(0.2)	0.2
Diagnostics & Information	0.3	0.1	(0.1)	0.3	0.1	(0.3)	0.1
Corporate	0.2	-	(0.1)	0.1	-	-	0.1
Total	$6.0	$17.3	$(11.1)	$12.2	$11.9	$(12.1)	$12.0

Since year-end 2007, Snap-on has reduced headcount by approximately 400 employees as part of its restructuring actions.  While the majority of the exit and disposal accrual will be utilized in 2009, approximately $0.2 million of facility-related costs will extend beyond 2009 primarily due to longer-term lease obligations.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with cash flows from operations and borrowings under the company’s existing credit facilities.  The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

2008 ANNUAL REPORT	69

Notes to Consolidated Financial Statements (continued)

Note 8: Income Taxes

The source of earnings before income taxes, equity earnings and minority interests consisted of the following:

(Amounts in millions)	2008	2007	2006
United States	$246.1	$165.9	$40.5
Foreign	111.7	118.3	107.0
Total	$357.8	$284.2	$147.5

The provision (benefit) for income taxes consisted of the following:

(Amounts in millions)	2008	2007	2006
Current:
Federal	$35.9	$39.3	$20.9
Foreign	28.6	40.5	30.1
State	7.0	5.0	2.2
Total current	71.5	84.8	53.2

Deferred:
Federal	40.2	12.0	(8.8)
Foreign	0.9	(7.4)	(0.7)
State	5.2	3.1	2.2
Total deferred	46.3	7.7	(7.3)
Total income tax provision	$117.8	$92.5	$45.9

A reconciliation of the statutory federal income tax rate to Snap-on’s effective tax rate is as follows:

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	2.4	1.7	0.7
Extraterritorial income exclusion	–	–	(1.4)
Change in valuation allowance for foreign losses	(0.8)	(0.1)	(3.2)
Adjustments to tax accruals and reserves	0.3	(0.9)	1.8
Foreign rate differences	(2.6)	(1.9)	(2.6)
Other	(1.4)	(1.3)	0.8
Effective tax rate	32.9%	32.5%	31.1%

70	SNAP-ON INCORPORATED

Temporary differences that give rise to the net deferred income tax asset as of fiscal year-end 2008, 2007 and 2006 are as follows:

(Amounts in millions)	2008	2007	2006
Current deferred income tax assets (liabilities):
Inventories	$15.5	$21.1	$23.2
Accruals not currently deductible	48.7	61.3	49.2
Other	(1.0)	2.9	1.5
Total current (included in deferred income tax assets and other accrued liabilities)	63.2	85.3	73.9
Long-term deferred income tax assets (liabilities):
Employee benefits	95.9	27.0	56.4
Net operating losses	40.9	39.3	56.4
Depreciation and amortization	(93.9)	(77.4)	(71.2)
SOC securitization	(34.4)	(33.0)	(32.9)
Valuation allowance	(31.6)	(35.5)	(43.7)
Equity-based compensation	10.1	10.7	5.1
Other	(4.8)	(0.3)	(3.7)
Total long term	(17.8)	(69.2)	(33.6)
Net deferred income tax asset	$45.4	$16.1	$40.3

At January 3, 2009, Snap-on had tax net operating loss carryforwards totaling $183.6 million as follows:

(Amounts in millions)	State	United States	Foreign	Total
Year of expiration:
2009-2013	$11.8	$–	$20.7	$32.5
2014-2018	6.5	–	0.9	7.4
2019-2023	23.8	–	–	23.8
2024-2028	19.0	–	–	19.0
Indefinite	–	–	100.9	100.9
Total net operating loss carryforwards	$61.1	$–	$122.5	$183.6

A valuation allowance totaling $31.6 million, $35.5 million and $43.7 million in 2008, 2007 and 2006, respectively, has been established for deferred income tax assets related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that the net deferred income tax assets will be realized.  The amount of the net deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (“FIN 48”), on December 31, 2006, the beginning of the company’s 2007 fiscal year.  The company had unrecognized tax benefits of $21.3 million as of the date of adoption.  Snap-on did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48.  As of January 3, 2009, and December 29, 2007, the company had unrecognized tax benefits of $20.6 million and $18.7 million, respectively.

2008 ANNUAL REPORT	71

Notes to Consolidated Financial Statements (continued)

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(Amounts in millions)	2008	2007
Unrecognized tax benefits at beginning of year	$18.7	$21.3
Gross increases – tax positions in prior periods	0.6	0.5
Gross decreases – tax positions in prior periods	(0.7)	(0.4)
Gross increases – tax positions in the current period	0.5	0.5
Settlement with taxing authorities	–	(3.0)
Increases related to acquired business	1.9	–
Lapsing of statutes of limitations	(0.4)	(0.2)
Unrecognized tax benefits at end of year	$20.6	$18.7

Of the $20.6 million and $18.7 million of unrecognized tax benefits at the end of 2008 and 2007, approximately $18.1 million and $16.2 million, respectively, would impact the effective income tax rate if recognized.

Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.  During the years ended January 3, 2009, December 29, 2007, and December 30, 2006, the company recognized approximately $0.7 million, $1.2 million and $0.5 million in net interest expense, respectively.  The company has provided for approximately $5.1 million, $3.4 million, and $2.2 million of accrued interest related to unrecognized tax benefits at the end of fiscal years 2008, 2007 and 2006, respectively.  The unrecognized tax benefits and related accrued interest are included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions.  Snap-on and its subsidiaries are routinely examined by tax authorities in certain of these jurisdictions and it is reasonably possible that some of these examinations may be resolved within the next 12 months.  Due to the potential resolution of these global examinations, it is reasonably possible that Snap-on’s gross unrecognized tax benefits may decrease by a range of zero to $7.4 million over the next 12 months.

With few exceptions, Snap-on is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years prior to 2004, and Snap-on is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2002.

The undistributed earnings of all non-U.S. subsidiaries totaled $416.0 million, $338.5 million and $247.4 million at the end of fiscal 2008, 2007 and 2006, respectively.  Snap-on has not provided any deferred taxes on these undistributed earnings as it considers the undistributed earnings to be permanently invested.  Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

Note 9: Short-term and Long-term Debt

Notes payable and long-term debt as of January 3, 2009, was $515.4 million.  As of December 29, 2007, notes payable and long-term debt was $517.9 million.  Notes payable and current maturities of long-term debt of $12.0 million at January 3, 2009, included $10.6 million of notes payable and $1.4 million of current maturities of long-term debt.  No commercial paper was outstanding at January 3, 2009, or December 29, 2007.  Long-term debt of $503.4 million as of January 3, 2009, included $150 million of unsecured floating rate notes that mature on January 12, 2010, $200 million of unsecured 6.25% notes that mature in 2011, $150 million of unsecured 5.50% notes that mature in 2017, and $3.4 million of other long-term debt.  The weighted-average interest rate on the $150 million of unsecured floating rate notes was 3.82% in 2008 and the interest rate on these notes as of January 3, 2009, was 4.88%.  The company has begun consideration of alternatives for addressing the debt maturities that will occur over the next several years.

Average commercial paper and notes payable outstanding were $68.1 million in 2008 and $124.9 million in 2007.  The weighted-average interest rate on these instruments was 4.33% in 2008 and 5.59% in 2007.  As of January 3, 2009, the weighted-average interest rate on outstanding notes payable was 8.32%, as compared to 8.78% at December 29, 2007.

As of January 3, 2009, Snap-on had a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012.  As of January 3, 2009, no amounts were outstanding under this revolving credit facility.  The $500

72	SNAP-ON INCORPORATED

million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00.  As of January 3, 2009, the company’s ratio of total debt to the sum of total debt plus shareholders’ equity was 0.30, which is in compliance with the covenants of this revolving credit facility.

As of January 3, 2009, Snap-on also had $20 million of unused available debt capacity under committed bank lines of credit.  The committed bank lines consist of two $10 million lines of credit that expire on July 28, 2009, and August 30, 2009, respectively.  As of January 3, 2009, Snap-on had $520 million of unused available debt capacity under the terms of its revolving credit facility and committed bank lines of credit.

CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis.  As of January 3, 2009, and December 29, 2007, no amounts were loaned to SOC by either Snap-on or CIT pursuant to this agreement.

Snap-on’s long-term debt as of fiscal year-end 2008 and 2007 consisted of the following:

(Amounts in millions)	2008	2007
Senior unsecured indebtedness	$500.0	$500.0
Other debt	4.8	7.8
	504.8	507.8
Less: current maturities	(1.4)	(5.8)
Total long-term debt	$503.4	$502.0

The annual maturities of Snap-on’s long-term debt due in the next five years are $1.4 million in 2009, $150.1 million in 2010, $200.0 million in 2011, and no maturities in 2012 or 2013.

Note 10: Financial Instruments

Derivatives: Snap-on accounts for its hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149.  These standards require that all derivative instruments be reported in the consolidated financial statements at fair value.  Changes in the fair value of derivatives are to be recorded each period in earnings or on the accompanying Consolidated Balance Sheets in “Accumulated other comprehensive income (loss),” depending on the type of hedged transaction and whether the derivative is designated and effective as part of a hedged transaction.  Gains or losses on derivative instruments recorded in “Accumulated other comprehensive income (loss)” must be reclassified to earnings in the period in which earnings are affected by the underlying hedged item and the ineffective portion of all hedges must be recognized in earnings in the period such portion is determined to be ineffective.

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

2008 ANNUAL REPORT	73

Notes to Consolidated Financial Statements (continued)

At January 3, 2009, Snap-on had $169.2 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $67.4 million in euros, $60.0 million in Swedish kronor, $20.6 million in Australian dollars, $6.5 million in Singapore dollars, $5.4 million in Canadian dollars, $5.0 million in British pounds, $4.0 million in Norwegian krone, $1.9 million in Danish kroner, and $2.0 million in other currencies, and various sell contracts in other currencies totaling $3.6 million.  At December 29, 2007, Snap-on had $156.1 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $65.1 million in Swedish kronor, $44.4 million in euros, $21.8 million in Australian dollars, $16.4 million in British pounds, $3.5 million in Canadian dollars, $2.7 million in Singapore dollars, and $5.7 million in other currencies, and various sell contracts in other currencies of $3.5 million.  The majority of Snap-on’s forward exchange contracts are not designated as hedges under SFAS No. 133.  The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings.

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges.  The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense.  For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Consolidated Statements of Earnings.  For cash flow hedges, the effective portion of the change in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss),” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to interest expense.  The notional amount of interest rate swaps outstanding and designated as fair value hedges was $50 million at both January 3, 2009, and December 29, 2007.

Treasury Lock Agreements: Snap-on enters into treasury lock agreements to manage the risks associated with changing benchmark interest rates on its extended credit installment loans that are sold to CIT.  Treasury lock agreements are accounted for as cash flow hedges.  The effective differentials paid or received on treasury lock agreements are recognized as adjustments to “Financial services revenue” on the accompanying Consolidated Statements of Earnings.  During 2008, Snap-on settled treasury locks of $182 million, concurrent with the settlement of extended credit installment receivables sold to CIT.  The notional amount of treasury locks outstanding and designated as cash flow hedges was $51 million as of January 3, 2009; there were no treasury locks outstanding as of December 29, 2007.

Changes in the fair value of derivative financial instruments qualifying for hedge accounting are reflected as derivative assets or liabilities with the ineffective portion of gains or losses reflected in earnings in the period of change.  For all fair value hedges qualifying for hedge accounting, the net accumulated derivative asset at January 3, 2009, was $3.1 million. At January 3, 2009, the maximum maturity date of any fair value hedge was three years and the maximum maturity date of any cash flow hedge was seven months.  During the next 12 months, Snap-on expects to reclassify into earnings net losses from “Accumulated other comprehensive income (loss)” of approximately $1.4 million after tax at the time the underlying hedge transactions are realized.  During the twelve month periods ended January 3, 2009, and December 29, 2007, cash flow hedge and fair value hedge ineffectiveness was not material.

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

Installment contracts: A discounted cash flow analysis was performed over the average life of installment contracts using a current discount rate adjusted for credit quality, cost and profit factors.  As of January 3, 2009, and December 29, 2007, the fair value was approximately $148 million and $153 million, respectively, versus a book value of $115.6 million and $122.6 million, respectively.

Senior long-term debt: The fair value of senior long-term debt was estimated using a discounted cash flow analysis based on quoted market rates for similar instruments.  As of January 3, 2009, and December 29, 2007, the fair value was approximately $496 million and $497 million, respectively, versus a book value of $500.0 million for both periods.

74	SNAP-ON INCORPORATED

All other financial instruments: The carrying amounts of all cash equivalents and forward exchange contracts approximate fair value based upon quoted market prices or discounted cash flows.  The fair value of trade accounts receivable, accounts payable and other financial instruments approximates carrying value due to their short-term nature.

Note 11: Pension Plans

Snap-on has several non-contributory defined benefit pension plans covering most U.S. employees and certain employees in foreign countries.  Snap-on also has foreign contributory defined benefit pension plans covering certain foreign employees.  Retirement benefits are generally provided based on employees’ years of service and average earnings or stated amounts for years of service. Normal retirement age is 65, with provisions for earlier retirement.  Snap-on recognizes retirement plan expenses in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”  Snap-on adopted the reporting and disclosure requirements of SFAS No. 158 as of December 30, 2006 (fiscal 2006 year end). See Note 1 for further discussion of SFAS No. 158.

The status of Snap-on’s pension plans as of fiscal year-end 2008 and 2007 are as follows:

(Amounts in millions)	2008	2007
Change in projected benefit obligation:
Benefit obligation at beginning of year	$888.8	$911.7
Service cost	19.4	21.6
Interest cost	53.0	49.6
Plan participants’ contributions	1.6	1.4
Plan curtailments	–	(0.5)
Plan settlements	(2.7)	–
Benefits paid	(44.4)	(42.5)
Plan amendments	2.3	–
Plan combinations	3.6	–
Actuarial gain	(23.4)	(63.1)
Net transfer in (out)	–	(0.8)
Foreign currency impact	(26.7)	11.4
Benefit obligation at end of year	$871.5	$888.8

Change in plan assets:
Fair value of plan assets at beginning of year	$860.6	$809.1
Actual return on plan assets	(142.0)	72.0
Plan participants’ contributions	1.6	1.4
Employer contributions	12.7	13.4
Plan settlements	(2.7)	–
Benefits paid	(44.4)	(42.5)
Divestitures	–	(0.8)
Plan combinations	2.8	–
Foreign currency impact	(21.7)	8.0
Fair value of plan assets at end of year	$666.9	$860.6
Unfunded status at end of year	$(204.6)	$(28.2)

2008 ANNUAL REPORT	75

Notes to Consolidated Financial Statements (continued)

Amounts recognized in the Consolidated Balance Sheets consist of:

(Amounts in millions)	2008	2007
Pension assets	$0.7	$51.8
Accrued benefits	(3.9)	(4.0)
Pension liabilities	(201.4)	(76.0)
Net Liability	$(204.6)	$(28.2)

The amounts included in “Accumulated other comprehensive income (loss)” on the accompanying Consolidated Balance Sheets are as follows:

(Amounts in millions)	2008	2007
Net loss, net of tax of $101.3 million and $33.8 million, respectively	$(167.1)	$(54.1)
Prior service cost, net of tax of $3.0 million and $2.8 million, respectively	(5.0)	(4.4)
Transition asset, net of tax of zero	–	0.1
	$(172.1)	$(58.4)

The accumulated benefit obligation for Snap-on’s pension plans was $828.7 million and $805.8 million at January 3, 2009, and December 29, 2007, respectively.

As a result of a dramatic decline in the equity markets in 2008, the number of Snap-on’s pension benefit plans with accumulated benefit obligations greater than plan assets increased.  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for Snap-on’s pension plans in which the accumulated benefit obligation exceeds the fair value of plan assets as of fiscal year-end 2008 and 2007 are as follows:

(Amounts in millions)	2008	2007
Projected benefit obligation	$789.9	$82.4
Accumulated benefit obligation	761.4	71.3
Fair value of plan assets	592.9	9.2

The components of net periodic benefit cost and other amounts recognized in “Other comprehensive income (loss)” (“OCI”) are as follows:

(Amounts in millions)	2008	2007	2006
Net periodic benefit cost:
Service cost	$19.4	$21.6	$23.3
Interest cost	53.0	49.6	47.7
Expected return on plan assets	(68.4)	(64.5)	(61.3)
Amortization of prior service cost	1.3	1.2	1.3
Amortization of unrecognized loss	1.1	7.2	11.8
Amortization of net transition asset	(0.1)	(0.2)	(0.2)
Curtailment loss recognized	–	0.6	–
Settlement loss recognized	0.8	–	0.9
Net periodic benefit cost	7.1	15.5	23.5
Other changes in benefit obligations recognized in OCI:
Prior service cost	0.6	(1.0)	5.4
Net loss (gain)	113.0	(47.5)	101.6
Transition asset	0.1	0.1	(0.2)
Total recognized in OCI	113.7	(48.4)	106.8
Total recognized in net periodic benefit cost and OCI	$120.8	$(32.9)	$130.3

76	SNAP-ON INCORPORATED

The amounts in “Accumulated other comprehensive income (loss)” that are expected to be amortized as net expense during 2009 are as follows:

(Amounts in millions)	Amount
Amortization of prior service cost	$1.2
Amortization of unrecognized loss	5.2
Total to be recognized in net periodic benefit cost	$6.4

The worldwide weighted-average assumptions used to determine Snap-on’s full-year pension costs are as follows:

	2008	2007	2006
Discount rate	6.3%	5.6%	5.3%
Expected long-term rate of return on plan assets	8.3%	8.2%	8.2%
Rate of compensation increase	3.1%	3.1%	3.1%

The worldwide weighted-average assumptions used to determine Snap-on’s projected benefit obligation as of fiscal year-end 2008 and 2007 are as follows:

	2008	2007
Discount rate	6.2%	6.3%
Rate of compensation increase	3.1%	3.1%

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled.  In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans.  The methodology for selecting the discount rate as of year-end 2008 and 2007 was to match the plan’s cash flows to that of a theoretical bond portfolio yield curve that provides the equivalent yields on zero-coupon bonds with an Aa rating or better for each maturity.  The selection of the 6.3% weighted-average discount rate for Snap-on’s domestic pension plans represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 0.5% would have increased Snap-on’s 2008 domestic pension expense and projected benefit obligations by approximately $0.8 million and $40.3 million, respectively. At year-end 2008, Snap-on’s domestic projected benefit obligations comprised approximately 85% of Snap-on’s worldwide projected benefit obligations.

Actuarial gains and losses in excess of 10 percent of the greater of the projected benefit obligation or market-related value of assets are amortized on a straight-line basis over the average remaining service period of active participants.  Prior service costs resulting from plan amendments are amortized in equal annual amounts over the average remaining service period of affected active participants or over the remaining life expectancy of affected retired participants.

Snap-on uses the last day of its fiscal year end as the measurement date for its plans.  Snap-on funds its pension plans as required by governmental regulation and may consider discretionary contributions as conditions warrant. Snap-on expects to make contributions of $8.2 million to its foreign pension plans and $1.3 million to its domestic pension plans in 2009.  Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2009.

2008 ANNUAL REPORT	77

Notes to Consolidated Financial Statements (continued)

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
2009	$46.6
2010	47.4
2011	50.5
2012	53.9
2013	57.7
2014-2018	321.3

Snap-on’s domestic pension plans’ target allocation and actual weighted-average asset allocation at January 3, 2009, and December 29, 2007, by asset category and fair value of plan assets are as follows:

Asset category:	Target	2008	2007
Equity securities	51%	41%	47%
Debt securities and cash	29%	35%	36%
Real estate and other real assets	10%	11%	11%
Other	10%	13%	6%
Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$586.9	$744.6

Snap-on’s domestic pension plans have a long-term investment horizon and a total return strategy that emphasizes a capital growth objective.  The long-term investment performance objective for Snap-on’s domestic plan assets is to achieve net of expense returns that meet or exceed the 8.5% domestic long-term, rate-of-return-on-assets assumption used for reporting purposes.  Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on U.S. plan assets.

The basis for determining the overall expected long-term, rate-of-return-on-assets assumption is a nominal returns forecasting method.  For each asset class, future returns are estimated by identifying the premium of riskier asset classes over lower risk alternatives.  The methodology constructs expected returns using a “building block” approach to the individual components of total return.  These forecasts are stated in both nominal and real (after inflation) terms.  This process first considers the long-term historical return premium based on the longest set of data available for each asset class.  These premiums are then adjusted based on current relative valuation levels and macro-economic conditions.

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

Investments are diversified to attempt to minimize the risk of large losses.  Since asset allocation is a key determinant of expected investment returns, assets are periodically rebalanced to the targeted allocation to correct significant deviations from the asset allocation policy that are caused by market fluctuations and cash flow.

78	SNAP-ON INCORPORATED

Snap-on has adopted a strategic asset allocation policy that is intended to offer the highest probability of achieving the long-term investment return goal with the lowest level of risk.  Asset/liability studies are conducted periodically to determine if any revisions to the strategic asset allocation policy are necessary.

Snap-on’s foreign pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets at January 3, 2009, and December 29, 2007, are as follows:

Asset category:	Target	2008	2007
Equity securities	51%	47%	54%
Debt securities and cash	44%	47%	42%
Real estate and other real assets	–	–	–
Other	5%	6%	4%
Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$80.0	$116.0

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

Snap-on has several 401(k) plans covering certain U.S. employees.  Snap-on’s employer match to the 401(k) plans is made with cash contributions.  For 2008, 2007 and 2006, Snap-on recognized $4.7 million, $4.2 million and $2.7 million, respectively, of expense related to its 401(k) plans.

Note 12: Postretirement Plans

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

2008 ANNUAL REPORT	79

Notes to Consolidated Financial Statements (continued)

Snap-on recognizes postretirement health care expense in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”  Snap-on adopted the reporting and disclosure requirements of SFAS No. 158 as of December 30, 2006 (fiscal 2006 year end).  See Note 1 for further discussion of SFAS No. 158.

The status of Snap-on’s U.S. postretirement health care plans is as follows:

(Amounts in millions)	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$75.8	$76.0
Service cost	0.3	0.4
Interest cost	4.4	4.3
Plan participants’ contributions	4.6	4.7
Plan curtailment	–	0.6
Benefits paid	(12.0)	(10.3)
Actuarial loss	0.7	0.1
Benefit obligation at end of year	$73.8	$75.8

Change in plan assets:
Fair value of plan assets at beginning of year	$14.7	$–
Plan participants’ contributions	4.6	4.7
Employer contributions	7.3	20.1
Actual return on VEBA plan assets	(4.2)	0.2
Benefits paid	(12.0)	(10.3)
Fair value of plan assets at end of year	$10.4	$14.7
Unfunded status at end of year	$(63.4)	$(61.1)

Amounts recognized in the Consolidated Balance Sheets consist of:

(Amounts in millions)	2008	2007
Accrued benefits	$(5.9)	$(7.3)
Retiree health care benefits	(57.5)	(53.8)
Net Liability	$(63.4)	$(61.1)

The amounts included in “Accumulated other comprehensive income (loss)” on the accompanying Consolidated Balance Sheets are as follows:

(Amounts in millions)	2008	2007
Net gain, net of tax of $2.5 million and $4.9 million, respectively	$3.9	$7.9
Prior service credit, net of tax of $0.3 million and $0.5 million, respectively	0.5	0.7
	$4.4	$8.6

80	SNAP-ON INCORPORATED

The components of net periodic benefit cost and other amounts recognized in OCI are as follows:

(Amounts in millions)	2008	2007	2006
Net periodic benefit cost:
Service cost	$0.3	$0.4	$0.5
Interest cost	4.4	4.3	4.2
Expected return on plan assets	(1.1)	–	–
Amortization of prior service credit	(0.4)	(0.4)	(0.4)
Amortization of unrecognized gain	(0.4)	(1.1)	(1.1)
Net periodic benefit cost	2.8	3.2	3.2
Other changes in benefit obligations recognized in OCI:
Prior service cost	0.2	0.3	(1.0)
Net loss (gain)	4.0	0.9	(8.8)
Total recognized in OCI	4.2	1.2	(9.8)
Total recognized in net periodic benefit cost and OCI	$7.0	$4.4	$(6.6)

Snap-on expects to recognize $0.4 million of prior service cost included in “Accumulated other comprehensive income (loss)” on the accompanying Consolidated Balance Sheets as of January 3, 2009, in net periodic benefit cost in 2009.

The weighted-average discount rates used to determine Snap-on’s postretirement health care expense are as follows:

	2008	2007	2006
Discount rate	6.00%	5.75%	5.50%

The weighted-average discount rates used to determine Snap-on’s accumulated benefit obligation are as follows:

	2008	2007
Discount rate	6.3%	6.0%

The methodology for selecting the discount rate as of year-end 2008 and 2007 was to match the plan’s cash flows to that of a theoretical bond portfolio yield curve that provides the equivalent yields on zero-coupon bonds with an Aa rating or better for each maturity.

The actuarial calculation assumes a health care cost trend rate of 9.0% in 2009, decreasing gradually to 6.0% in 2012 and thereafter.  As of January 3, 2009, a one-percentage-point increase in the health care cost trend rate for future years would increase the accumulated postretirement benefit obligation by $1.5 million and the aggregate of the service cost and interest cost components by $0.1 million.  Conversely, a one-percentage-point decrease in the health care cost trend rate for future years would decrease the accumulated postretirement benefit obligation by $1.4 million and the aggregate of the service cost and interest cost components by $0.1 million.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
2009	$8.7
2010	9.4
2011	9.9
2012	9.6
2013	8.8
2014-2018	30.8

2008 ANNUAL REPORT	81

Notes to Consolidated Financial Statements (continued)

Note 13: Stock-based Compensation and Other Stock Plans

The 2001 Incentive Stock and Awards Plan, as amended (“2001 Plan”), which was approved by shareholders in 2001 and amended with shareholder approval in 2006, provides for the grant of stock options, performance share awards, stock appreciation rights and restricted stock awards.  As of January 3, 2009, the 2001 Plan had 2,791,060 shares available for future grants; the company uses treasury stock to deliver shares under the 2001 Plan.

The compensation cost charged against income for the 2001 Plan was $13.0 million in 2008, $19.0 million in 2007, and $16.6 million in 2006.  Cash received from option exercises under all share-based payment arrangements was $41.7 million in 2008, $39.2 million in 2007, and $89.5 million in 2006.  The tax benefit realized from the exercise of the share-based payment arrangements was $10.9 million in 2008, $7.1 million in 2007 and $11.4 million in 2006.

Stock Options

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant and have a contractual term of ten years.  Grants made prior to 2007 vest ratably on the first and second anniversaries of the date of grant.  Beginning in 2007, most stock option grants vest ratably on the first, second and third anniversaries of the date of grant.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model.  The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the expected term of options granted (based on the period of time that options granted are expected to be outstanding). Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option.  The expected dividend yield is based on the company’s historical dividend payments.  The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option.  The following weighted-average assumptions were used in calculating the fair value of stock options granted during 2008, 2007 and 2006, using the Black-Scholes valuation model:

	2008	2007	2006

Expected term of option (in years)	5.84	6.31	6.50
Expected volatility factor	25.98%	25.75%	28.73%
Expected dividend yield	2.79%	3.05%	3.23%
Risk-free interest rate	2.72%	4.68%	4.59%

A summary of stock option activity as of January 3, 2009, is presented below:

	Shares (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 29, 2007	2,350	$32.40
Granted	545	51.87
Exercised	(1,057)	37.04
Forfeited or expired	(50)	48.19
Outstanding at January 3, 2009	1,788	42.48	6.91	$7.0
Exercisable at January 3, 2009	989	35.27	5.40	7.0

*Weighted-average

82	SNAP-ON INCORPORATED

The weighted-average grant date fair value of options granted was $10.80 in 2008, $12.17 in 2007, and $10.16 in 2006. The intrinsic value of options exercised was $18.6 million in 2008, $19.3 million in 2007, and $29.7 million in 2006.  The fair value of stock options vested was $6.4 million in 2008, $4.2 million in 2007, and $3.5 million in 2006.

As of January 3, 2009, there was $6.0 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 1.8 years.

Performance Awards

Performance awards granted pursuant to the 2001 Plan are earned and expensed using the fair value of the performance award over a contractual term of three years based on the company’s performance.  Vesting of the performance awards is dependent upon performance relative to pre-defined goals for revenue growth and return on assets for the applicable contractual term.  For performance achieved above a certain level, the recipient may earn additional cash units, not to exceed 50% of the number of performance awards initially awarded.  Each additional cash unit represents the right to receive cash equal to the fair market value of a share of Snap-on common stock on the respective date of grant.

The fair value of each performance award is estimated on the date of grant using the Black-Scholes valuation model.  The company uses the vesting period of the performance awards as the expected term of performance awards granted.  Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the performance award.  The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the length of time corresponding to the expected term of the performance award.  The following weighted-average assumptions were used in calculating the fair value of performance awards granted during the last three years using the Black-Scholes valuation model:

	2008		2007		2006
Expected term of performance award (in years)	3.0		3.0		3.0
Expected volatility factor	26.1	6%	20.5	2%	20.5	4%
Risk-free interest rate	2.1	1%	4.7	3%	4.6	7%

The weighted-average grant date fair value of performance awards granted during 2008, 2007 and 2006 was $51.75, $50.22 and $39.35, respectively.  Performance share awards of 91,977 shares were paid out during the fiscal year ended January 3, 2009; no performance share awards were paid out during the fiscal year ended December 29, 2007.  Performance share awards vest only at the end of the performance-award period.  Vested performance share awards totaled 180,520 shares as of January 3, 2009, and 80,735 shares as of December 29, 2007; no performance share awards vested during 2006.  A summary of the status of the company’s non-vested performance share awards as of January 3, 2009, and changes during 2008, are as follows:

	Shares (in thousands)	Fair Value*
Non-vested performance awards at December 29, 2007	367	$42.20
Granted	180	51.75
Vested	(181)	39.35
Cancellations	(26)	45.33
Non-vested performance awards at January 3, 2009	340	$51.00

* Weighted-average

2008 ANNUAL REPORT	83

Notes to Consolidated Financial Statements (continued)

As of January 3, 2009, there was approximately $9.5 million of unrecognized compensation cost related to non-vested performance share awards granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 1.6 years.

Stock Appreciation Rights (“SARs”)

The company also issues SARs to certain key non-U.S. employees.  SARs are granted with an exercise price equal to the market value of a share of Snap-on’s common stock on the date of grant and have a contractual term of ten years and, for SARs granted prior to 2007, vest ratably on the first and second anniversaries of the date of grant.  Starting in 2007, SARs granted vest ratably on the first, second and third anniversaries of the date of grant.  SARs provide for the cash payment of the excess of the fair market value of Snap-on’s common stock price on the date of exercise over the grant price.  SARs have no effect on dilutive shares or shares outstanding as any appreciation of Snap-on’s common stock value over the grant price is paid in cash and not in common stock.

The fair value of SARs is remeasured each reporting period using the Black-Scholes valuation model.  The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding.  Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs.  The expected dividend yield is based on the company’s historical dividend payments.  The risk-free interest rate is based on the U.S. treasury yield curve in effect on the reporting date for the length of time corresponding to the expected term of the SARs.  The following weighted-average assumptions were used in calculating the fair value of SARs granted during 2008 and 2007 using the Black-Scholes valuation model.

	2008	2007
Expected term of SARs (in years)	5.23	5.17
Expected volatility factor	30.27%	23.73%
Expected dividend yield	2.68%	2.88%
Risk-free interest rate	1.72%	3.45%

The total intrinsic value of SARs exercised was $1.7 million and $1.8 million during 2008 and 2007, respectively.  The total fair value of SARs vested during 2008 and 2007 was $0.7 million and $1.5 million, respectively.  A summary of the status of the company’s non-vested SARs as of January 3, 2009, and changes during 2008, are as follows:

	SARs (in thousands)	Fair Value*
Non-vested SARs at December 29, 2007	186	$9.24
Granted	119	11.32
Vested	(88)	10.68
Cancellations	(16)	–
Non-vested SARs at January 3, 2009	201	$9.07

* Weighted-average

As of January 3, 2009, there was $1.1 million of unrecognized compensation cost related to non-vested SARs granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 1.8 years.

Restricted Stock Awards

The company granted awards of 20,895 shares of restricted stock to members of the Board of Directors (“Board”) during the fiscal year ended January 3, 2009, pursuant to the 2001 Plan.  All restrictions will lapse upon the recipient’s termination of service as a director or in the event of a change in control, as defined in the 2001 Plan.

84	SNAP-ON INCORPORATED

Directors’ Fee Plan: Under the Directors’ 1993 Fee Plan, as amended, non-employee directors may elect up to 100% of their fees and retainer in shares of Snap-on’s common stock.  Directors may elect to defer receipt of all or part of these shares.  Issuances under the Directors’ Fee Plan totaled 3,071 shares in 2008, 2,968 shares in 2007 and 2,999 shares in 2006.  Additionally, receipt of 5,229 shares, 5,147 shares and 4,101 shares was deferred in 2008, 2007 and 2006, respectively.  At January 3, 2009, shares reserved for issuance to directors under this plan totaled 161,235 shares.

Employee Stock Purchase Plan: Employees of Snap-on are eligible to participate in an employee stock purchase plan. The employee purchase price of the common stock is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year.  For 2008, 2007 and 2006, issuances under this plan totaled 19,001 shares, 49,327 shares and 35,227 shares, respectively.  At January 3, 2009, shares reserved for issuance to employees under this plan totaled 283,343 shares and Snap-on held contributions of approximately $0.7 million for the purchase of common stock by employees.  Employees are able to withdraw from the plan and receive all contributions made during the plan year.  Compensation expense for plan participants in 2008, 2007 and 2006 was not material.

Dealer Stock Purchase Plan: Franchisees are eligible to participate in a dealer stock purchase plan.  The franchisee purchase price of the common stock is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year.  For 2008, 2007 and 2006, issuances under this plan totaled 29,857 shares, 43,009 shares and 48,444 shares, respectively.  At January 3, 2009, shares reserved for issuance to franchisees under this plan totaled 200,109 shares and Snap-on held franchisee contributions of approximately $1.1 million for the purchase of common stock by franchisees.  Franchisees are able to withdraw from the plan and receive all contributions made during the plan year.  Expense for plan participants in 2008, 2007 and 2006 was not material.

Dividend Reinvestment and Stock Purchase Plan: Under this plan, participating shareholders may invest the cash dividends from all or a portion of their common stock to buy additional shares.  The program also permits new investors and current shareholders to make additional contributions.  For 2008, 2007 and 2006, issuances under the dividend reinvestment and stock purchase plan totaled 22,656 shares, 21,730 shares and 25,279 shares, respectively.  At January 3, 2009, shares available for purchase under this plan totaled 1,564,196 shares.

Note 14: Capital Stock

Snap-on has undertaken repurchases of Snap-on common stock from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when market conditions are favorable.  Snap-on repurchased 1,230,000 shares in 2008, following the repurchase of 1,860,000 shares in 2007 and 2,616,618 shares in 2006.  As of the end of 2008, Snap-on has remaining availability to repurchase up to an additional $117.2 million in common stock pursuant to the Board’s authorizations.  The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.  For 2008, Snap-on’s average common stock repurchase price was approximately $56.73 per share.

Cash dividends paid in 2008, 2007 and 2006 totaled $69.7 million, $64.8 million and $63.6 million, respectively.  On November 1, 2007, the Board increased the quarterly cash dividend by 11.1% to $0.30 per share.  Cash dividends in 2008, 2007 and 2006 were $1.20 per share, $1.11 per share and $1.08 per share, respectively.

Snap-on created a Grantor Stock Trust (“GST”) in 1998 and sold 7.1 million shares of treasury stock to the GST.  The sale of these shares had no impact on shareholders’ equity or on Snap-on’s Consolidated Statements of Earnings.  The GST served as a funding mechanism for certain benefit programs and compensation arrangements, including the 2001 Plan and employee and dealer stock purchase plans.  Shares owned by the GST were accounted for as a reduction to shareholders’ equity until used in connection with employee benefits.  Each period, the shares owned by the GST were valued at the closing market price, with corresponding changes in the GST balance reflected in additional paid-in capital.  In fiscal 2007, the GST distributed all remaining shares of common stock leaving no shares in the GST.

2008 ANNUAL REPORT	85

Notes to Consolidated Financial Statements (continued)

Note 15: Commitments and Contingencies

Snap-on leases facilities and office equipment under non-cancelable operating and capital leases that extend for varying amounts of time.  Snap-on’s future minimum lease commitments under these leases, net of sub-lease rental income, are as follows:

(Amounts in millions)	Operating Lease	Capital Lease
2009	$24.4	$1.8
2010	17.1	1.8
2011	12.1	1.8
2012	9.6	1.8
2013	7.4	1.8
2014 and thereafter	21.6	19.2
Total minimum lease payments	$92.2	$28.2
Less: amount representing interest		(6.2)
Present value of minimum capital lease payments (included in “Other long-term liabilities”)		$22.0

Rent expense, net of sub-lease rental income, for worldwide facilities and office equipment was $33.8 million, $32.1 million and $26.8 million in 2008, 2007 and 2006, respectively.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions against Snap-on (primarily for franchisee van loans).  At January 3, 2009, and December 29, 2007, $15.4 million and $16.1 million of loans, with terms ranging from six months to seven years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due.  The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default.  The estimated fair value of the guarantees for all loan originations with recourse as of January 3, 2009, was not material.

Snap-on has a multi-year, $4.2 million purchase commitment with one of its suppliers.

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded.  Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred.  The following summarizes Snap-on’s product warranty accrual activity for 2008, 2007 and 2006:

(Amounts in millions)	2008	2007	2006
Warranty accrual:
Beginning of year	$17.1	$17.3	$16.8
Additions	11.1	14.0	15.5
Usage	(12.7)	(14.2)	(15.0)
End of year	$15.5	$17.1	$17.3

86	SNAP-ON INCORPORATED

The Wanda Snap-on joint venture agreement granted a redeemable minority interest right to the minority shareholder that could require Snap-on to acquire the minority interest at a purchase price of either 64.9 million Chinese yuan (approximately $9.5 million at year-end 2008 exchange rates) or 75.7 million Chinese yuan (approximately $11.1 million at year-end 2008 exchange rates) if certain financial metrics (as defined in the joint venture agreement) are reached during the five-year period subsequent to the acquisition date.  As of January 3, 2009, Snap-on does not believe that the redeemable minority interest right will become exercisable.

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

Snap-on is involved in various other legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 16: Discontinued Operations

On June 29, 2007, Snap-on sold its Sun Electric Systems (“SES”) business based in the Netherlands to Duinmaaijer B.V., a limited liability company represented by an employee of SES, for a nominal cash purchase price.   Snap-on divested of SES as it deemed SES to be non-core to Snap-on’s ongoing business strategies.  The anticipated future capital and other resources necessary to be expended in connection with the SES business were not consistent with Snap-on’s growth plans.  The sale and results of operations of SES is reflected in the accompanying Consolidated Statements of Earnings as “Discontinued operations, net of tax.”

The company recorded an after-tax loss of $8.0 million, or $0.14 per diluted share, in 2007 related to the sale and results of operations of SES.  For segment reporting purposes, the results of operations of SES were previously included in the Diagnostics & Information Group.

(Amounts in millions)	2007	2006
Net sales of SES	$9.9	$18.3

Loss on sale of SES	$(9.4)	$–
Income from operations	1.1	2.2
Income (loss) on discontinued operations	$(8.3)	$2.2
Income tax benefit	0.3	–
Discontinued operations, net of tax	$(8.0)	$2.2

Note 17: Other Income (Expense)

“Other income (expense) – net” on the accompanying Consolidated Statements of Earnings consists of the following:

(Amounts in millions)	2008	2007	2006
Interest income	$6.6	$9.1	$6.7
Foreign exchange loss	(1.3)	(1.7)	(1.2)
Other	(2.5)	(1.9)	(0.2)
Total other income (expense) – net	$2.8	$5.5	$5.3

2008 ANNUAL REPORT	87

Notes to Consolidated Financial Statements (continued)

Note 18: Fair Value Measurements

Snap-on has derivative assets and liabilities that are measured at Level 2 fair value on a recurring basis as follows:

(Amounts in millions)	January 3, 2009
Assets:
Short-term derivatives	$10.5
Long-term interest rate swaps	3.1
Total assets	$13.6
Liabilities:
Short-term derivatives	$(19.7)
Long-term interest rate swaps	–
Total liabilities	$(19.7)

The fair values of the derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities.  The short-term derivative assets and liabilities contain (i) foreign exchange forward contracts that are valued monthly based on exchange rates quoted by domestic and foreign banks for similar instruments; and (ii) treasury lock agreements that are valued monthly using bank benchmark rates for similar instruments.  The long-term interest rate swaps are valued monthly based on the six-month LIBOR swap rate for similar instruments.  The short-term derivative assets and liabilities are included in “Prepaid expenses and other assets” and “Other accrued liabilities,” respectively, and the long-term interest rate swap assets and liabilities are included in “Other assets” and “Other long-term liabilities,” respectively, on the accompanying Consolidated Balance Sheets.  The company did not have any assets or liabilities measured at Level 1 or Level 3 or implement any changes in its valuation techniques as of and for the year ended January 3, 2009.  See Note 10 for additional information on the company’s financial instruments.

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

88	SNAP-ON INCORPORATED

Neither Snap-on nor any of its segments, except Financial Services, depend on any single customer, small group of customers or government for more than 10% of its revenues.  As a result of SOC’s relationship with CIT, Snap-on’s Financial Services business segment depends on CIT for more than 10% of its revenues.

Financial Data by Segment:

(Amounts in millions)	2008	2007	2006
Net sales:
Commercial & Industrial Group	$1,409.3	$1,350.6	$1,192.0
Snap-on Tools Group	1,104.0	1,107.7	1,025.0
Diagnostics & Information Group	627.8	650.6	506.2
Segment net sales	3,141.1	3,108.9	2,723.2
Intersegment eliminations	(287.8)	(267.7)	(268.1)
Total net sales	$2,853.3	$2,841.2	$2,455.1
Financial services revenue	81.4	63.0	49.0
Total revenues	$2,934.7	$2,904.2	$2,504.1

Operating earnings:
Commercial & Industrial Group	$167.3	$131.5	$106.2
Snap-on Tools Group	117.7	125.1	37.6	*
Diagnostics & Information Group	112.9	99.5	59.8
Financial Services	37.3	22.4	13.0
Segment operating earnings	435.2	378.5	216.6	*
Corporate	(46.4)	(53.7)	(53.8)
Operating earnings	388.8	324.8	162.8	*
Interest expense	(33.8)	(46.1)	(20.6)
Other income (expense) - net	2.8	5.5	5.3
Earnings before income taxes, equity earnings and minority interests	$357.8	$284.2	$147.5	*

* Includes $38.0 million pretax litigation settlement charge.

2008 ANNUAL REPORT	89

Notes to Consolidated Financial Statements (continued)

Financial Data by Segment (continued):

(Amounts in millions)	2008	2007
Assets:
Commercial & Industrial Group	$1,075.1	$1,113.9
Snap-on Tools Group	442.7	429.9
Diagnostics & Information Group	769.1	808.2
Financial Services	160.1	171.5
Total assets from reportable segments	2,447.0	2,523.5
Corporate	294.1	284.5
Elimination of intersegment receivables	(30.8)	(42.9)
Total assets	$2,710.3	$2,765.1

(Amounts in millions)	2008	2007	2006
Capital expenditures:
Commercial & Industrial Group	$29.9	$22.5	$17.5
Snap-on Tools Group	33.1	31.8	24.7
Diagnostics & Information Group	6.8	7.2	6.6
Financial Services	1.1	0.4	1.6
Total from reportable segments	70.9	61.9	50.4
Corporate	3.0	–	0.1
Total capital expenditures	$73.9	$61.9	$50.5

Depreciation and amortization:
Commercial & Industrial Group	$25.0	$24.8	$25.7
Snap-on Tools Group	18.3	17.1	15.8
Diagnostics & Information Group	27.2	32.0	7.9
Financial Services	1.4	1.4	1.7
Total from reportable segments	71.9	75.3	51.1
Corporate	0.1	0.4	0.8
Total depreciation and amortization	$72.0	$75.7	$51.9

90	SNAP-ON INCORPORATED

Geographic Regions:

(Amounts in millions)	2008	2007	2006
Total revenue:*
United States	$1,669.4	$1,655.0	$1,410.1
United Kingdom	238.7	246.2	196.4
All other	1,026.6	1,003.0	897.6
Total revenue	$2,934.7	$2,904.2	$2,504.1

(Amounts in millions)	2008	2007
Long-lived assets:**
United States	$946.9	$936.5
Sweden	129.4	153.5
All other	271.6	268.4
Total long-lived assets	$1,347.9	$1,358.4

*  Revenue is attributed to countries based on the origin of the sale.

** Long-lived assets consist of Property and equipment-net, Goodwill and Other intangibles-net.

Products and Services: Snap-on derives net sales from a broad line of products and complementary services that are grouped into three categories: (i) tools; (ii) diagnostics and repair information; and (iii) equipment.  The tools category includes Snap-on’s hand tools, power tools, tool storage units, saws, and cutting and pruning tools product offerings.  The diagnostics and repair information category includes handheld and PC-based diagnostics products, service and repair information products, and diagnostic software solutions, including electronic parts catalogs, business management and other solutions to help dealerships manage and track performance.  The equipment category includes solutions for the diagnosis and service of automotive and industrial equipment.  Snap-on also derives revenue from financing its products through SOC and through its wholly owned finance subsidiaries.  Snap-on utilizes various financing programs to facilitate the sales of its products.  Further product line information is not presented as it is not practicable to do so.  The following table shows the consolidated net sales and revenues of these product groups in the last three years:

(Amounts in millions)	2008	2007	2006
Net sales:
Tools	$1,694.9	$1,632.2	$1,453.1
Diagnostics and repair information	589.8	647.6	499.5
Equipment	568.6	561.4	502.5
Total net sales	$2,853.3	$2,841.2	$2,455.1
Financial services revenue	81.4	63.0	49.0
Total revenue	$2,934.7	$2,904.2	$2,504.1

2008 Annual Report	91

Notes to Consolidated Financial Statements (continued)

Note 20: Quarterly Data (unaudited)

(Amounts in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2008
Net sales	$721.6	$766.1	$697.8	$667.8	$2,853.3
Gross profit	325.9	346.5	312.2	300.0	1,284.6
Financial services revenue	25.4	18.3	18.0	19.7	81.4
Financial services expenses	(12.6)	(7.5)	(13.2)	(10.8)	(44.1)
Total revenue	747.0	784.4	715.8	687.5	2,934.7
Net earnings from continuing operations	56.6	66.9	54.6	58.6	236.7
Net earnings	56.6	66.9	54.6	58.6	236.7
Earnings per share – basic	0.98	1.16	0.95	1.02	4.12
Earnings per share – diluted	0.97	1.15	0.94	1.01	4.07
Cash dividends paid per share	0.30	0.30	0.30	0.30	1.20

2007
Net sales	$705.7	$711.9	$680.7	$742.9	$2,841.2
Gross profit	309.9	322.4	300.9	333.4	1,266.6
Financial services revenue	13.4	14.8	15.8	19.0	63.0
Financial services expenses	(9.7)	(9.7)	(10.2)	(11.0)	(40.6)
Total revenue	719.1	726.7	696.5	761.9	2,904.2
Net earnings from continuing operations	38.0	52.8	41.1	57.3	189.2
Net earnings	39.0	43.8	41.1	57.3	181.2
Earnings per share – basic	0.67	0.75	0.71	1.00	3.13
Earnings per share – diluted	0.66	0.74	0.70	0.98	3.09
Cash dividends paid per share	0.27	0.27	0.27	0.30	1.11

92	Snap-on incorporated

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Snap-on has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP-ON INCORPORATED

By:	/s/ Nicholas T. Pinchuk	Date:	February 18, 2009
Nicholas T. Pinchuk, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

	/s/ Nicholas T. Pinchuk	Date:	February 18, 2009
Nicholas T. Pinchuk, President and Chief Executive Officer

	/s/ Martin M. Ellen	Date:	February 18, 2009
Martin M. Ellen, Principal Financial Officer, Senior
Vice President – Finance and Chief Financial Officer

	/s/ Constance R. Johnsen	Date:	February 18, 2009
Constance R. Johnsen, Principal Accounting Officer,
Vice President and Controller

2008 Annual Report	93

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

By:	/s/ Bruce S. Chelberg	Date:	February 18, 2009
Bruce S. Chelberg, Director

By:	/s/ Karen L. Daniel	Date:	February 18, 2009
Karen L. Daniel, Director

By:	/s/ Roxanne J. Decyk	Date:	February 18, 2009
Roxanne J. Decyk, Director

By:	/s/ John F. Fiedler	Date:	February 18, 2009
John F. Fiedler, Director

By:	/s/ James P. Holden	Date:	February 18, 2009
James P. Holden, Director

By:	/s/ Nathan J. Jones	Date:	February 18, 2009
Nathan J. Jones, Director

By:	/s/ Arthur L. Kelly	Date:	February 18, 2009
Arthur L. Kelly, Director

By:	/s/ W. Dudley Lehman	Date:	February 18, 2009
W. Dudley Lehman, Director

By:	/s/ Jack D. Michaels	Date:	February 18, 2009
Jack D. Michaels, Director

By:	/s/ Nicholas T. Pinchuk	Date:	February 18, 2009
Nicholas T. Pinchuk, Director

By:	/s/ Edward H. Rensi	Date:	February 18, 2009
Edward H. Rensi, Director

By:	/s/ Richard F. Teerlink	Date:	February 18, 2009
Richard F. Teerlink, Director

94	Snap-on incorporated

Item 15(b): Exhibit Index (*)

(3)	(a)

Restated Certificate of Incorporation of the Corporation as amended through April 25, 1997 (incorporated by reference to Exhibit 3(a) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (Commission File No. 1-7724))

(b)

Amended and Restated Bylaws of the Corporation adopted on February 19, 2008 (incorporated by reference to Exhibit 3.1 to Snap-on’s Current Report on Form 8-K dated February 19, 2008 (Commission File No. 1-7724))

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

Officer’s Certificate, dated January 12, 2007 creating the $150,000,000 5.5% Notes due 2017 (incorporated by reference to Exhibit 4.2 to Snap-on’s Current Report on Form 8-K/A dated January 9, 2007 (Commission File No. 1-7724))

Except for the foregoing, Snap-on and its subsidiaries have no unregistered long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of January 3, 2009. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

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

Form of Restated Senior Officer Agreement between the Corporation and each of Martin M. Ellen, Jeanne M. Moreno and Nicholas T. Pinchuk (incorporated by reference to Exhibit 10(c) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))** [expired and superseded on January 31, 2008]

2008 Annual Report	95

(ii)

Form of Restated Executive Agreement dated February 1, 2008, between the Corporation and each of Nicholas T. Pinchuk, Martin M. Ellen, Thomas J. Ward, Iain Boyd, Constance R. Johnsen, Thomas L. Kassouf, and Jeanne M. Moreno and with Irwin M. Shur dated April 24, 2008 (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K dated January 31, 2008 (Commission File No. 1-7724))**

(d)

Form of Restated Executive Agreement between the Corporation and Thomas J. Ward (incorporated by reference to Exhibit 10(d) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (Commission File No. 1-7724))** [expired and superseded on January 31, 2008]

(e)

Form of Indemnification Agreement between the Corporation and each of Nicholas T. Pinchuk and Martin M. Ellen (incorporated by reference to Exhibit 10(d) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (Commission File No. 1-7724)) **

(f)	Amended and Restated Snap-on Incorporated Directors’ 1993 Fee Plan (as amended through November 1, 2008) **

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

Form of Non-Qualified Stock Option Agreement (and accompanying Non-Qualified Stock Option Grant Offer Letter) (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (Commission File No. 1-7724))**

(l) (i)

Letter agreement between the Corporation and Mr. Pinchuk dated June 4, 2002 (incorporated by reference to Exhibit 10(b) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002 (Commission File No. 1-7724))** [terminated in December 2007]

96	Snap-on incorporated

(ii)

Letter agreement between the Corporation and Mr. Pinchuk dated December 18, 2007 (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K dated December 18, 2007 (Commission File No. 1-7724))**

(m)

Amended and Restated Benefit Trust Agreement between the Corporation and The Northern Trust Company, dated as of July 2, 1998, and amended and restated as of March 17, 2000 (incorporated by reference to Snap-on’s Current Report on Form 8-K dated March 17, 2000 (Commission File No. 1-7724))**

(n)

Amended and Restated Five Year Credit Agreement, dated as of August 10, 2007, among Snap-on Incorporated and the banks, financial institutions and other institutional lenders listed on the signature pages thereof, J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint book runners, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K/A dated August 10, 2007 (Commission File No. 1-7724))

(o)(i)

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

(14)

Snap-on Incorporated Section 406 of the Sarbanes-Oxley Act Code of Ethics (incorporated by reference to Exhibit 10(aa) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (Commission File No.1-7724))

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

**	Represents a management compensatory plan or agreement.

2008 Annual Report	97