Form 10-Q
period 2009-04-04
SNAP-ON Inc
filed 2009-05-01
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 24, 2009
Common Stock, $1.00 par value	57,605,983 shares

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended

	April 4,	March 29,
	2009	2008
Net sales	$572.6	$721.6
Cost of goods sold	(313.9)	(395.7)
Gross profit	258.7	325.9

Financial services revenue	20.0	25.4
Financial services expenses	(10.0)	(12.6)
Operating income from financial services	10.0	12.8

Operating expenses	(204.4)	(245.5)
Operating earnings	64.3	93.2

Interest expense	(8.6)	(9.5)
Other income (expense) – net	(0.3)	1.0
Earnings before income taxes and equity earnings	55.4	84.7
Income tax expense	(18.3)	(28.3)
Net earnings before equity earnings	37.1	56.4
Equity earnings, net of tax	0.1	1.3
Net earnings	37.2	57.7
Net earnings attributable to noncontrolling interests	(2.4)	(1.1)
Net earnings attributable to Snap-on Incorporated	$34.8	$56.6

Net earnings per share attributable to Snap-on Incorporated:
Basic	$0.61	$0.98
Diluted	0.60	0.97

Weighted-average shares outstanding:
Basic	57.5	57.5
Effect of dilutive options	0.3	0.7
Diluted	57.8	58.2

Dividends declared per common share	$0.30	$0.30

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share data)

(Unaudited)

	April 4,	January 3,
	2009	2009
Assets
Current assets
Cash and cash equivalents	$400.7	$115.8
Accounts receivable – net of allowances	478.3	522.1
Inventories – net	340.7	359.2
Deferred income tax assets	56.5	64.1
Prepaid expenses and other assets	80.2	79.5
Total current assets	1,356.4	1,140.7

Property and equipment
Land	19.7	20.7
Buildings and improvements	220.7	227.6
Machinery, equipment and computer software	560.3	556.2
	800.7	804.5
Accumulated depreciation and amortization	(479.2)	(476.7)
Property and equipment – net	321.5	327.8

Deferred income tax assets	70.5	77.2
Goodwill	781.3	801.8
Other intangibles – net	213.2	218.3
Other assets	133.9	144.5
Total assets	$2,876.8	$2,710.3

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share data)

(Unaudited)

	April 4,	January 3,
	2009	2009
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$119.0	$126.0
Notes payable and current maturities of long-term debt	164.1	12.0
Accrued benefits	40.6	41.7
Accrued compensation	44.0	78.3
Franchisee deposits	43.1	46.9
Deferred subscription revenue	23.8	22.3
Income taxes	7.8	15.4
Other accrued liabilities	161.5	204.9
Total current liabilities	603.9	547.5

Long-term debt	652.9	503.4
Deferred income tax liabilities	94.1	95.0
Retiree health care benefits	56.8	57.5
Pension liabilities	208.1	209.1
Other long-term liabilities	87.3	93.3
Total liabilities	1,703.1	1,505.8

Shareholders’ equity
Shareholders’ equity attributable to Snap-on Incorporated
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,232,262 and 67,197,346 shares)	67.2	67.2
Additional paid-in capital	156.6	155.5
Retained earnings	1,481.1	1,463.7
Accumulated other comprehensive income (loss)	(158.0)	(106.5)
Treasury stock at cost (9,629,741 and 9,755,405 shares)	(393.3)	(393.4)
Total shareholders’ equity attributable to Snap-on Incorporated	1,153.6	1,186.5
Noncontrolling interests	20.1	18.0
Total shareholders’ equity	1,173.7	1,204.5
Total liabilities and shareholders’ equity	$2,876.8	$2,710.3

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended
	April 4,	March 29,
	2009	2008
Operating activities:
Net earnings	$37.2	$57.7
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	12.0	12.0
Amortization of other intangibles	6.1	5.7
Stock-based compensation expense	–	3.7
Excess tax benefits from stock-based compensation	–	(2.8)
Deferred income tax provision	14.6	15.3
Loss (gain) on sale of assets	0.1	(0.2)
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) decrease in receivables	27.2	(14.1)
(Increase) decrease in inventories	7.4	(11.2)
(Increase) decrease in prepaid and other assets	(8.0)	13.1
Increase (decrease) in accounts payable	(4.2)	19.9
Increase (decrease) in accruals and other liabilities	(77.7)	(24.7)
Net cash provided by operating activities	14.7	74.4

Investing activities:
Capital expenditures	(14.1)	(15.4)
Acquisition of business – net of cash acquired	–	(13.4)
Proceeds from disposal of property and equipment	0.2	0.9
Other	2.9	(0.8)
Net cash used by investing activities	(11.0)	(28.7)

Financing activities:
Proceeds from issuance of long-term debt	297.7	–
Net increase (decrease) in short-term borrowings	2.3	(2.0)
Purchase of treasury stock	–	(20.8)
Proceeds from stock purchase and option plans	0.1	11.2
Cash dividends paid	(17.4)	(17.5)
Excess tax benefits from stock-based compensation	–	2.8
Other	(0.2)	(0.2)
Net cash provided (used) by financing activities	282.5	(26.5)

Effect of exchange rate changes on cash and cash equivalents	(1.3)	2.1
Increase in cash and cash equivalents	284.9	21.3
Cash and cash equivalents at beginning of year	115.8	93.0
Cash and cash equivalents at end of period	$400.7	$114.3

Supplemental cash flow disclosures:
Cash paid for interest	$(12.4)	$(14.8)
Net cash paid for income taxes	(10.6)	(9.8)

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Accounting Policies

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on Incorporated’s (“Snap-on” or “the company”) 2008 Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

The Condensed Consolidated Financial Statements include the accounts of Snap-on, its majority-owned subsidiaries and Snap-on Credit LLC (“SOC”), a 50%-owned joint venture with The CIT Group, Inc. (“CIT”).  The Condensed Consolidated Financial Statements do not include the accounts of the company’s independent franchisees.  Snap-on’s condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  All intercompany accounts and transactions have been eliminated.

Certain prior year amounts have been reclassified on the Condensed Consolidated Financial Statements to reflect the company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51,” at the beginning of its 2009 fiscal year.  SFAS No. 160 requires that noncontrolling interests in partially owned consolidated subsidiaries be classified in the consolidated balance sheet as a separate component of consolidated shareholders’ equity.  SFAS No. 160 also requires that the net earnings attributable to the controlling and noncontrolling interests be included on the face of the consolidated statements of earnings.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the statement of financial position, results of operations and cash flows as of and for the three month periods ended April 4, 2009, and March 29, 2008, have been made.  The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

New Accounting Standards

Snap-on adopted SFAS No. 160 at the beginning of its 2009 fiscal year as discussed above.  The provisions of SFAS No. 160 are to be applied prospectively except for the presentation and disclosure requirements that have been applied retrospectively for all periods presented upon adoption.  The adoption of SFAS No. 160 did not have a significant effect on the company’s consolidated financial statements.

Snap-on adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” at the beginning of its 2009 fiscal year.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  The adoption of SFAS No. 161 did not have a significant effect on the company’s consolidated financial statements.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

In April 2008 the Financial Accounting Standards Board (“FASB”) released staff position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” which became effective for Snap-on at the beginning of its 2009 fiscal year.  This FSP requires entities to disclose information for recognized intangible assets that enables users of financial statements to understand the extent to which expected future cash flows associated with intangible assets are affected by the entity’s intent or ability to renew or extend the arrangement associated with the intangible asset.  The FSP also amends the factors an entity should consider in developing the renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP SFAS No. 142-3 will be applied prospectively to intangible assets acquired after the effective date, but the disclosure requirements will be applied prospectively to all intangible assets recognized as of, and after, the effective date.  The adoption of FSP SFAS No. 142-3 did not have a significant effect on the company’s consolidated financial statements.

Snap-on adopted SFAS No. 141(R), “Business Combinations,” which establishes accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its consolidated financial statements from a business combination.  The provisions of SFAS No. 141(R) were effective for Snap-on for all business combinations with an acquisition date on or after January 4, 2009, the beginning of Snap-on’s 2009 fiscal year.   SFAS No. 141(R) also requires that any changes to tax positions for acquisitions made prior to January 4, 2009, be recorded as an adjustment to income tax expense in the period of change.

Snap-on adopted SFAS No. 157, “Fair Value Measurement” at the beginning of its 2008 fiscal year.  In February 2008 the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which provided a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  The company adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities at the beginning of its 2008 fiscal year and adopted the non-financial assets and liabilities provisions at the beginning of its 2009 fiscal year.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, expands disclosures about fair value measurements and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities, and gives the lowest priority (“Level 3”) to unobservable inputs.  The adoption of FSP 157-2 did not have a significant effect on the company’s consolidated financial statements.  See Note 17 for further information.

In April 2009 the FASB released FSP SFAS No. 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which becomes effective for Snap-on at the beginning of its 2009 second quarter.  FSP SFAS No. 107-1 requires disclosures about the fair value of financial instruments for interim reporting periods on a prospective basis.  The adoption of this FSP is not expected to have a significant effect on the company’s consolidated financial statements.

Note 2: Acquisitions

On March 5, 2008, Snap-on acquired a 60% interest in Zhejiang Wanda Tools Co., Ltd. (“Wanda Snap-on”), a tool manufacturer in China, for a preliminary cash purchase price of $14.7 million (or $13.4 million, net of cash acquired), including $1.1 million of estimated transaction costs.  Subsequent to March 5, 2008, Snap-on completed its purchase accounting related to the Wanda Snap-on acquisition for a total purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs.  The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions.

The Wanda Snap-on joint venture agreement granted a redeemable noncontrolling interest right to the noncontrolling shareholder that could require Snap-on to acquire the noncontrolling interest at a purchase price of either 64.9 million  Chinese yuan (approximately $9.5 million at April 4, 2009, exchange rates) or 75.7 million Chinese yuan

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

(approximately $11.1 million at April 4, 2009, exchange rates) if certain financial metrics (as defined in the joint venture agreement) are reached during the five-year period subsequent to the acquisition date.  As of April 4, 2009, Snap-on does not believe that the redeemable noncontrolling interest right will become exercisable.

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

Note 3: Accounts Receivable

Accounts receivable include trade accounts, installment and other receivables, including the current portion of franchisee-financing receivables.  The components of Snap-on’s current accounts receivable were as follows:

	April 4,	January 3,
(Amounts in millions)	2009	2009
Trade accounts receivable	$405.9	$443.5
Installment receivables, net of unearned finance charges of $7.8 million and $8.3 million	61.7	61.9
Other accounts receivable	37.8	43.0
Total	505.4	548.4
Allowance for doubtful accounts	(27.1)	(26.3)
Total accounts receivable – net	$478.3	$522.1

Long-term accounts receivable is classified in “Other assets” on the accompanying Condensed Consolidated Balance Sheets and is comprised of installment and other receivables, including franchisee-financing receivables, with payment terms beyond one year.  As of April 4, 2009, long-term accounts receivable totaled $64.1 million, net of unearned finance charges of $12.9 million.  As of January 3, 2009, long-term accounts receivable totaled $67.3 million, net of unearned finance charges of $13.4 million.

SOC sells finance receivable loan originations to CIT on a limited recourse basis and retains the rights to service such loans, for which SOC receives contractual servicing fees.  SOC recognizes a servicing asset at the time the loan originations are sold to CIT since the contractual servicing fee provides SOC with more than adequate compensation for the level of services provided.  Contractual servicing fees were $2.3 million and $2.4 million for the three month periods ended April 4, 2009, and March 29, 2008, respectively.  The servicing asset is amortized to “Financial services revenue” over the life of the finance receivables.

Servicing assets are included in “Accounts receivable – net of allowances” in the accompanying Condensed Consolidated Balance Sheets.  The following summarizes the activity in servicing assets for the three month periods ended April 4, 2009, and March 29, 2008:

	April 4,	March 29,
(Amounts in millions)	2009	2008
Servicing assets at beginning of period	$3.9	$6.9
Originated	1.0	1.2
Amortized	(1.8)	(1.8)
Servicing assets at end of period	$3.1	$6.3

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Note 4: Inventories

Inventories by major classification were as follows:

	April 4,	January 3,
(Amounts in millions)	2009	2009
Finished goods	$319.9	$342.2
Work in progress	32.6	30.5
Raw materials	70.3	69.8
Total FIFO value	422.8	442.5
Excess of current cost over LIFO cost	(82.1)	(83.3)
Total inventories – net	$340.7	$359.2

Inventories accounted for using the first-in, first-out (“FIFO”) method as of April 4, 2009, and January 3, 2009, approximated 63% and 64%, respectively, of total inventories.  The company accounts for its non-U.S. inventory on the FIFO basis.  As of April 4, 2009, approximately 26% of the company’s U.S. inventory was accounted for using the FIFO basis and 74% was accounted for using the last-in, first-out (“LIFO”) basis.

Note 5: Intangible and Other Assets

The changes in the carrying amount of goodwill by segment for the three month period ended April 4, 2009, were as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Diagnostics & Information Group	Total
Balance as of January 3, 2009	$364.6	$12.5	$424.7	$801.8
Currency translation	(19.9)	–	(0.6)	(20.5)
Balance as of April 4, 2009	$344.7	$12.5	$424.1	$781.3

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Additional disclosures related to other intangible assets are as follows:

	April 4, 2009		January 3, 2009
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$133.0	$(21.3)	$133.2	$(19.2)
Developed technology	18.7	(9.6)	18.7	(8.6)
Internally developed software	47.9	(23.5)	46.6	(21.1)
Patents	31.0	(17.4)	31.5	(17.3)
Trademarks	1.8	(0.5)	1.9	(0.5)
Other	10.8	(1.1)	9.6	(1.0)
Total	243.2	(73.4)	241.5	(67.7)
Non-amortized trademarks	43.4	–	44.5	–
Total other intangible assets	$286.6	$(73.4)	$286.0	$(67.7)

Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, loss of key customers and/or changes in technology or markets, could require a provision for impairment in a future period.

The weighted-average amortization periods related to other intangible assets are as follows:

(In years)	Weighted- average Amortization
Customer relationships	16
Developed technology	5
Internally developed software	3
Patents	16
Trademarks	38
Other	46

Snap-on is amortizing its customer relationships on an accelerated basis over a 16 year weighted-average life; the remaining intangibles are amortized on a straight-line basis.  The weighted-average amortization period for all amortizable intangibles on a combined basis is 20 years.

The company’s customer relationships generally have contractual terms of three to five years and are typically renewed without significant cost to the company.  The weighted-average 16 year life for customer relationships is based on the company’s historical renewal experience.  Intangible asset renewal costs are expensed as incurred.

Amortization expense was $6.1 million and $5.7 million for the three month periods ended April 4, 2009, and March 29, 2008, respectively.  Based on current levels of amortizable intangible assets and estimated weighted-average lives, annual amortization expense is expected to be $23.3 million in 2009, $20.5 million in 2010, $17.3 million in 2011, $14.1 million in 2012, $10.8 million in 2013, and $9.9 million in 2014.

The company has various insurance policies on the lives of certain former executive officers.  Snap-on’s investment in these policies is recorded net of policy loans in “Other assets” on the accompanying Condensed Consolidated Balance

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Sheets.  The policy loans carry a variable interest rate (currently at 5.52%), require interest only payments annually, and are collateralized by the cash value of the life insurance policies.  The interest rate charged on the policy loans may be adjusted annually based on a corporate bond yield as published by Moody’s Investors Service.  A summary of the net cash value of life insurance as of April 4, 2009, and January 3, 2009, is as follows:

	April 4,	January 3,
(Amounts in millions)	2009	2009
Cash surrender value of life insurance	$8.9	$8.7
Policy loans outstanding	(8.9)	(5.9)
Net cash value of life insurance	$–	$2.8

Note 6: Exit and Disposal Activities

Snap-on recorded costs associated with exit and disposal activities for the three month periods ended April 4, 2009, and March 29, 2008, as follows:

	Three Months Ended
(Amounts in millions)	April 4,	March 29,
Exit and disposal costs:	2009	2008
Cost of goods sold
Commercial & Industrial	$1.0	$0.7
Snap-on Tools	–	0.1
Diagnostics & Information	0.1	1.3
Total cost of goods sold	$1.1	$2.1

Operating expenses
Commercial & Industrial	$0.3	$0.7
Snap-on Tools	0.1	1.2
Diagnostics & Information	(0.1)	0.6
Financial Services	0.3	–
Corporate	0.3	–
Total operating expenses	$0.9	$2.5

Total restructuring expense
Commercial & Industrial	$1.3	$1.4
Snap-on Tools	0.1	1.3
Diagnostics & Information	–	1.9
Financial Services	0.3	–
Corporate	0.3	–
Total restructuring expenses	$2.0	$4.6

Of the $2.0 million and $4.6 million of costs incurred during the three month periods ended April 4, 2009, and March 29, 2008, $0.7 million and $3.9 million, respectively, qualified for accrual treatment.  Costs associated with exit and disposal activities in 2009 primarily related to headcount reductions from (i) the consolidation of the company’s power tools manufacturing operations in the United States; (ii) the realignment of the field sales and service organizations in the United States and Canada; and (iii) various management and other realignment actions at other Snap-on facilities.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on’s exit and disposal accrual activity for the first quarter of 2009 was as follows:

(Amounts in millions)	Balance at January 3, 2009	Additions	Usage	Balance at April 4, 2009
Severance costs:
Commercial & Industrial	$5.6	$0.3	$(1.7)	$4.2
Snap-on Tools	4.0	0.1	(1.5)	2.6
Diagnostics & Information	1.9	–	(1.0)	0.9
Corporate	0.1	0.2	(0.1)	0.2
Facility-related costs:
Snap-on Tools	0.2	0.1	–	0.3
Diagnostics & Information	0.1	–	–	0.1
Corporate	0.1	–	–	0.1
Total	$12.0	$0.7	$(4.3)	$8.4

Exit and disposal accrual usage totaled $4.3 million during the three month period ended April 4, 2009.  Since year-end 2008, Snap-on has reduced headcount by approximately 290 employees as part of its restructuring actions.  While it is expected that the majority of the exit and disposal accrual will be utilized in 2009, approximately $0.2 million of facility-related costs will extend beyond 2009 primarily due to longer-term lease obligations.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities.  The estimated costs for the exit and disposal activities were based on management’s judgment under prevailing circumstances.

Note 7: Income Taxes

Snap-on’s effective income tax rate on earnings before equity earnings was 33.0% in the first quarter of 2009 and 33.4% in the first quarter of 2008; Snap-on anticipates that its 2009 full year effective income tax rate will approximate 33.4%.

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

Note 8: Short-term and Long-term Debt

Notes payable, current maturities of long-term debt and long-term debt as of April 4, 2009, were $817.0 million, as compared to $515.4 million as of January 3, 2009.  The $301.6 million increase in debt over year-end 2008 levels is primarily due to the company’s issuance of $300 million of fixed rate, long-term notes on February 24, 2009, which included $100 million of unsecured 5.85% notes that mature in 2014 and $200 million of unsecured 6.70% notes that mature in 2019; interest on these notes is be paid semi-annually beginning on September 1, 2009.  Snap-on anticipates using the $297.7 million of proceeds from the sale of the notes, net of $2.3 million of transaction costs, for general corporate purposes, including the January 2010 repayment of $150 million of outstanding notes upon their maturity.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Notes payable and current maturities of long-term debt of $164.1 million as of April 4, 2009, included $150 million of long-term debt that matures on January 12, 2010, and $14.1 million of other notes payable.  At January 3, 2009, the $150 million note was included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as its scheduled maturity was in excess of one year of the year-end balance sheet date.  No commercial paper was outstanding at April 4, 2009, or January 3, 2009.

Long-term debt of $652.9 million as of April 4, 2009, included (i) $200 million of unsecured 6.25% notes that mature in 2011; (ii) $150 million of unsecured 5.50% notes that mature in 2017; (iii) $100 million of unsecured 5.85% notes that mature in 2014; (iv) $200 million of unsecured 6.70% notes that mature in 2019; and (v) $2.9 million of other long-term debt.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012; as of April 4, 2009, no amounts were outstanding under this revolving credit facility.  The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00.  As of April 4, 2009, the company’s actual ratios of 0.41 and 1.84, respectively, were both within the permitted ratios as set forth in this financial covenant.

As of April 4, 2009, Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit.  The committed bank lines consist of two $10 million lines of credit that expire on July 28, 2009, and August 30, 2009, respectively.

As of April 4, 2009, Snap-on had $520 million of unused available debt capacity under the terms of its revolving multi-currency credit facility and committed bank lines of credit.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility discussed above, Snap-on’s debt agreements and credit facilities also contain certain usual and customary borrowing, and affirmative, negative and maintenance covenants.  As of April 4, 2009, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis.  As of April 4, 2009, and January 3, 2009, no amounts were loaned to SOC by either Snap-on or CIT pursuant to this agreement

Note 9: Financial Instruments

Derivatives: Snap-on accounts for its hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149, and under SFAS No. 161.  These standards require that all derivative instruments be reported in the consolidated financial statements at fair value.  Changes in the fair value of derivatives are to be recorded each period in earnings or on the accompanying Condensed Consolidated Balance Sheets, depending on the type of hedged transaction and whether the derivative is designated and effective as part of a hedged transaction.  Gains or losses on derivative instruments recorded in “Accumulated other comprehensive income (loss)” must be reclassified to earnings in the period in which earnings are affected by the underlying hedged item and the ineffective portion of all hedges must be recognized in earnings in the period that such portion is determined to be ineffective.

The criteria used to determine if hedge accounting treatment is appropriate are (i) the designation of the hedge to an underlying exposure; (ii) whether or not overall risk is being reduced; and (iii) if there is a correlation between the value of the derivative instrument and the underlying obligation.  On the date a derivative contract is entered into, Snap-on designates the derivative as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

natural hedging instrument whose change in fair value is recognized as an economic hedge against changes in the values of the hedged item.  Snap-on does not use derivative instruments for speculative or trading purposes.

The company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and therefore uses derivatives to manage financial exposures that occur in the normal course of business. The primary risks managed by using derivative instruments are foreign currency risk and interest rate risk.

Foreign Currency Risk Management: Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations and restrictions on the movement of funds.  Foreign currency exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency including intercompany loans to foreign subsidiaries denominated in foreign currencies.  To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments to protect the residual net exposures.  Snap-on manages most of these exposures on a consolidated basis, which allows for netting of certain exposures to take advantage of natural offsets.  Foreign exchange forward contracts are used to hedge the net exposures.  Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates.  Snap-on’s foreign exchange forward contracts are typically not designated as hedges under SFAS No. 133.  The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings.

At April 4, 2009, Snap-on had $158.2 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $65.2 million in euros, $59.3 million in Swedish kronor, $17.3 million in Australian dollars, $6.3 million in Canadian dollars, $4.1 million in British pounds, $3.4 million in Norwegian krone, $2.9 million in Singapore dollars, $2.6 million in Danish kroner, and $3.0 million in other currencies, and various sell contracts of $3.1 million in Turkish lira and $2.8 million in other currencies. At January 3, 2009, Snap-on had $169.2 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $67.4 million in euros, $60.0 million in Swedish kronor, $20.6 million in Australian dollars, $6.5 million in Singapore dollars, $5.4 million in Canadian dollars, $5.0 million in British pounds, $4.0 million in Norwegian krone, $1.9 million in Danish kroner, and $2.0 million in other currencies, and various sell contracts in other currencies totaling $3.6 million.

Interest Rate Risk Management: Snap-on’s interest rate risk management policies are designed to reduce the potential  volatility of earnings that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities.  Snap-on also enters into treasury lock agreements to manage the risk associated with changing benchmark interest rates on its extended contract installment loans that are sold to CIT and has entered into treasury lock agreements to manage the potential change in interest rates in anticipation of issuing fixed rate debt.

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates.  Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges.  The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense.  For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. For cash flow hedges, the effective portion of the change in fair value of the derivative is recorded in “Accumulated other comprehensive income (loss),” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to interest expense.  The notional amount of interest rate swaps outstanding and designated as fair value hedges was $50 million at both April 4, 2009, and January 3, 2009.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Treasury Lock Agreements: Snap-on enters into treasury lock agreements to manage the risks associated with changing benchmark interest rates on its extended credit installment loans that are sold to CIT to manage the potential change in interest rates in anticipation of issuing fixed rate debt.  Treasury lock agreements are accounted for as cash flow hedges. The effective differentials paid or received on treasury lock agreements related to credit installment loans are recognized as adjustments to “Financial services revenue” on the accompanying Condensed Consolidated Statements of Earnings. The effective differentials paid or received on treasury lock agreements related to the anticipated issuance of fixed rate debt are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings.  During the first quarter of 2009, Snap-on settled treasury locks of $51 million related to the settlement of extended credit installment receivables sold to CIT and $100 million related to the forecasted principal debt issuance related to the company’s offering of $300 million of fixed rate, long-term notes on February 24, 2009.  The notional amount of treasury locks outstanding and designated as cash flow hedges was $28 million as of April 4, 2009, and $51 million as of January 3, 2009.

The following table represents the fair value of derivative instruments included within the Condensed Consolidated Balance Sheets:

		April 4, 2009		January 3, 2009

(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives Designated as Hedging Instruments Under SFAS No. 133:

Interest Rate Swap Agreements	Other assets	$2.5	$–	$3.1	$–

Treasury Lock Agreements	Other accrued liabilities	–	1.8	–	3.4

Firm Commitment Agreements	Other accrued liabilities	–	–	–	0.2

Total		$2.5	$1.8	$3.1	$3.6

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133:

Foreign Exchange Forwards	Prepaid expenses and other assets	$4.0	$–	$10.5	$–

Foreign Exchange Forwards	Other accrued liabilities	–	3.6	–	16.1

Total		$4.0	$3.6	$10.5	$16.1

Total Derivatives		$6.5	$5.4	$13.6	$19.7

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table represents the effect of derivative instruments designated as fair value hedges under SFAS No. 133 as included in the Condensed Consolidated Statements of Earnings:

		Effective Portion of Gain / (Loss) Recognized in Income Three months ended
(Amounts in millions)	Statement of Earnings Presentation	April 4, 2009	March 29, 2008
Derivatives Designated as Fair Value Hedges:

Interest Rate Swap Agreements	Interest expense	$0.6	$0.6

The following table represents the effect of derivative instruments designated as cash flow hedges under SFAS No. 133 as included in the Condensed Consolidated Statements of Earnings:

	Effective Portion of Gain / (Loss) Recognized in OCI Three months ended				Effective Portion of Gain / (Loss) Reclassified from Accumulated OCI into Income Three months ended
				Statement of
(Amounts in millions)	April 4, 2009		March 29, 2008	Earnings Presentation	April 4, 2009	March 29, 2008
Derivatives Designated as Cash Flow Hedges:

Treasury Lock Agreements	$0.	8	$–	Interest expense	$–	$–
Treasury Lock Agreements	(0.	2)		Financial services revenue	(1.6)	–

Firm Commitment Agreements	–		–	Net sales	(0.1)	–

The following table represents the effect of derivative instruments not designated as hedging instruments under SFAS No. 133 as included in the Condensed Consolidated Statements of Earnings:

		Gain / (Loss) Recognized in Income Three months ended
(Amounts in millions)	Statement of Earnings Presentation	April 4, 2009	March 29, 2008
Derivatives Not Designated as Hedging Instruments:

Foreign Exchange Forwards	Other income (expense) – net	$(15.1)	$24.6

As discussed above, Snap-on’s foreign exchange forward contracts are typically not designated as hedges under SFAS No. 133.  The fair value changes of derivatives not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings.  The $15.1 million derivative loss recognized in the first quarter of 2009 was offset by transaction gains on net exposures of $14.5 million, resulting in a net foreign exchange loss for the quarter of $0.6 million.  The $24.6 million derivative gain recognized in the first quarter of 2008 was offset by transaction losses on net exposures of $25.2 million, resulting in a net foreign exchange loss for the quarter of $0.6 million.  The resulting net foreign exchange losses of $0.6 million for both the first quarters of 2009 and 2008 are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings.  See Note 16 for additional information on Other income (expense) – net.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

See Note 17 for a description of how the above financial instruments are valued in accordance with SFAS No. 157; see Note 14 for additional information on changes in comprehensive income.

At April 4, 2009, the maximum maturity date of any fair value hedge was three years and the maximum maturity date of any cash flow hedge was three months.  During the next 12 months, Snap-on expects to reclassify into earnings net losses from “Accumulated other comprehensive income (loss)” of approximately $0.5 million after tax at the time the underlying hedge transactions are realized.

Counterparty Risk: Snap-on is exposed to credit losses in the event of non-performance by the counterparties to its interest rate swap and foreign exchange contracts.  Snap-on does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparties and enters into agreements only with financial institution counterparties with a credit rating of A- or better.  Snap-on does not anticipate non-performance by its counterparties, but cannot provide assurances.

Note 10: Pension Plans

Snap-on’s net pension expense included the following components:

	Three Months Ended
	April 4,	March 29,
(Amounts in millions)	2009	2008
Service cost	$4.5	$5.4
Interest cost	13.2	13.4
Expected return on assets	(15.1)	(17.1)
Actuarial loss	1.3	0.2
Prior service cost	0.3	0.3
Net pension expense	$4.2	$2.2

In 2009, Snap-on expects to make contributions of approximately $8.2 million and $1.3 million to its foreign and domestic pension plans, respectively.

Note 11: Postretirement Health Care Plans

Snap-on’s net postretirement health care expense included the following components:

	Three Months Ended
	April 4,	March 29,
(Amounts in millions)	2009	2008
Service cost	$0.1	$0.1
Interest cost	1.1	1.1
Expected return on plan assets	(0.2)	(0.3)
Unrecognized net gain	–	(0.3)
Prior service credit	(0.1)	(0.1)
Net postretirement expense	$0.9	$0.5

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 12: Stock-Based Compensation

The 2001 Incentive Stock and Awards Plan, as amended (“2001 Plan”), which was approved by shareholders in 2001 and amended and approved by shareholders in 2006, provides for the grant of stock options, performance share awards, stock appreciation rights and restricted stock awards.  As of April 4, 2009, the 2001 Plan had 2,049,138 shares available for future grants; the company uses treasury stock to deliver shares issued under the 2001 Plan.

The net compensation cost charged for the 2001 Plan was insignificant for the three month period ended April 4, 2009. The net compensation cost for the three month period ended March 29, 2008, was $3.7 million.  Cash received from option exercises during the three month periods ended April 4, 2009, and March 29, 2008, totaled $0.1 million and $11.2 million, respectively.  The tax benefit realized from the exercise of share-based payment arrangements was $3.4 million and $6.5 million for the three month periods ended April 4, 2009, and March 29, 2008, respectively.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model.  The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the expected term of options granted (based on the period of time that options granted are expected to be outstanding). Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option.  The expected dividend yield is based on the company’s historical dividend payments.  The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option.  The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three month periods ended April 4, 2009, and March 29, 2008, using the Black-Scholes valuation model:

	Three Months Ended
	April 4,	March 29,
	2009	2008
Expected term of option (in years)	5.87	5.72
Expected volatility factor	30.08%	25.96%
Expected dividend yield	2.72%	2.79%
Risk-free interest rate	1.76%	2.71%

A summary of stock option activity as of and for the three month period ended April 4, 2009, is presented below:

	Shares (in thousands)	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 3, 2009	1,788	$42.48
Granted	556	29.69
Exercised	(1)	25.11
Forfeited or expired	(40)	39.60
Outstanding at April 4, 2009	2,303	39.45	7.42	$0.2
Exercisable at April 4, 2009	1,271	38.96	5.94	0.2

(*) Weighted-average

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The weighted-average grant date fair value of options granted during the three month periods ended April 4, 2009, and March 29, 2008, was $6.71 and $10.75, respectively.  The intrinsic value of options exercised during the three month periods ended April 4, 2009, and March 29, 2008, was zero and $6.9 million, respectively.  The fair value of stock options vested during the three month periods ended April 4, 2009, and March 29, 2008, was $3.3 million and $6.3 million, respectively.

As of April 4, 2009, there was $8.3 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.1 years.

Performance Awards

Performance awards granted pursuant to the 2001 Plan are earned and expensed using the fair value of the award over a contractual term of three years based on the company’s performance   Vesting of the performance awards is dependent upon performance relative to pre-defined goals for revenue growth and return on assets for the applicable performance period.  For performance achieved above a certain level, the recipient may earn additional shares of stock, not to exceed 100% of the number of performance awards initially awarded.

The fair value of these awards is estimated on the date of grant using the Black-Scholes valuation model.  The company uses the vesting period of the performance awards as the expected term of the awards granted.  Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the performance award.  The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the length of time corresponding to the expected term of the performance award.  The following weighted-average assumptions were used in calculating the fair value of performance awards granted during the three month periods ended April 4, 2009, and March 29, 2008, using the Black-Scholes valuation model:

	Three Months Ended
	April 4,		March 29,
	2009		2008
Expected term of performance award (in years)	3.	0	3.	0
Expected volatility factor	37.	10%	26.	16%
Risk-free interest rate	1.	32%	2.	11%

The weighted-average grant date fair value of performance awards granted during the three month periods ended April 4, 2009, and March 29, 2008, was $29.69 and $51.75, respectively.  Performance share awards of 125,164 shares and 91,977 shares were paid out during the three month period ended April 4, 2009, and March 29, 2008, respectively.  As performance share awards generally vest only at the end of the performance award period, no shares vested during the three month periods ended April 4, 2009, and March 29, 2008.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The status of the company’s non-vested performance share awards and changes during the three month period ended April 4, 2009, is presented below:

	Shares (in thousands)	Fair Value (*)
Non-vested performance awards at January 3, 2009	340	$51.00
Granted	242	29.69
Vested	–	–
Cancellations	(15)	43.57
Non-vested performance awards at April 4, 2009	567	42.11

(*) Weighted-average

As of April 4, 2009, there was $13.6 million of unrecognized compensation cost related to non-vested performance share awards granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.1 years.

Stock Appreciation Rights (“SARs”)

The company also issues SARs to certain key non-U.S. employees.  SARs are granted with an exercise price equal to the market value of a share of Snap-on’s common stock on the date of grant and have a contractual term of ten years and, for SARs granted prior to 2007, vest ratably on the first and second anniversaries of the date of grant.  Starting in 2007, SARs vest ratably on the first, second and third anniversaries of the date of grant.  SARs provide for the cash payment of the excess of the fair market value of Snap-on’s common stock price on the date of exercise over the grant price.  SARs have no effect on dilutive shares or shares outstanding as any appreciation of Snap-on’s common stock value over the grant price is paid in cash and not in common stock.

The fair value of SARs is remeasured each reporting period using the Black-Scholes valuation model.  The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding.  Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs.  The expected dividend yield is based on the company’s historical dividend payments.  The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs.  The following weighted-average assumptions were used in calculating the fair value of SARs granted during the three month periods ended April 4, 2009, and March 29, 2008, using the Black-Scholes valuation model:

	Three Months Ended
	April 4,		March 29,
	2009		2008
Expected term of SARs (in years)	5.	65	5.	65
Expected volatility factor	31.	99%	25.	85%
Expected dividend yield	2.	72%	2.	88%
Risk-free interest rate	1.	87%	2.	51%

The total intrinsic value of SARs exercised during the three month periods ended April 4, 2009, and March 29, 2008, was zero and $0.1 million, respectively.  The total fair value of SARs vested during the three month periods ended April 4, 2009, and March 29, 2008, was $0.5 million and $0.9 million, respectively.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The status of the company’s non-vested SARs as of April 4, 2009, is presented below:

	SARs (in thousands)	Fair Value (*)
Non-vested SARs at January 3, 2009	201	$9.07
Granted	123	7.13
Vested	(67)	7.86
Cancellations	–	–
Non-vested SARs at April 4, 2009	257	7.60

    (*) Weighted-average

As of April 4, 2009, there was $1.9 million of unrecognized compensation cost related to non-vested SARs granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period 2.2 years.

Note 13: Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008
Weighted-average common shares outstanding	57,549,731	57,503,289
Dilutive effect of stock-based instruments	291,654	683,269
Weighted-average common shares outstanding, assuming dilution	57,841,385	58,186,558

The dilutive effect of the potential exercise of outstanding stock-based instruments to purchase common shares is calculated using the treasury stock method.  Options to purchase 2,200,882 shares and 1,158,939 shares of Snap-on common stock for the three month periods ended April 4, 2009, and March 29, 2008, respectively, were not included in the computations of diluted earnings per share as the exercise price of the options was greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

Note 14: Comprehensive Income (Loss) and Consolidated Statements of Shareholders’ Equity

Total comprehensive income (loss) for the three month periods ended April 4, 2009, and March 29, 2008, was as follows:

	Three Months Ended
	April 4,	March 29,
(Amounts in millions)	2009	2008
Net earnings	$37.2	$57.7
Foreign currency translation	(53.1)	72.1
Change in fair value of derivative instruments, net of tax	2.3	–
Other	0.3	0.1
Total comprehensive income (loss)	$(13.3)	$129.9

Comprehensive income (loss) attributable to noncontrolling interests	(3.4)	(1.2)
Total comprehensive income (loss) attributable to Snap-on Incorporated	$(16.7)	$128.7

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following summarizes the changes in total shareholders’ equity for the three month period ending April 4, 2009:

(Amounts in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Shareholders’ Equity
Balance at January 3, 2009	$67.2	$155.5	$1,463.7	$(106.5)	$(393.4)	$18.0	$1,204.5
Comprehensive income (loss):
Net earnings for the three months ended April 4, 2009	–	–	34.8	–	–	2.4	37.2
Foreign currency translation	–	–	–	(53.1)	–	–	(53.1)
Cash flow hedges (net unrealized holding gains of $0.6 million and net losses reclassified to net earnings of $1.7 million)	–	–	–	1.6	–	0.7	2.3
Other	–	–	–	–	–	0.3	0.3
Total comprehensive income (loss)							(13.3)
Cash dividends — $0.30 per share	–	–	(17.4)	–	–	–	(17.4)
Dividend reinvestment plan and other	–	0.4	–	–	–	(1.3)	(0.9)
Stock compensation plans	–	1.4	–	–	0.1	–	1.5
Tax benefit deficiency on stock-based compensation	–	(0.7)	–	–	–	–	(0.7)
Balance at April 4, 2009	$67.2	$156.6	$1,481.1	$(158.0)	$(393.3)	$20.1	$1,173.7

Note 15: Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded.  Snap-on calculates its reserve requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience.  The following summarizes Snap-on’s product warranty accrual activity for the three month periods ended April 4, 2009, and March 29, 2008:

	Three Months Ended
	April 4,	March 29,
(Amounts in millions)	2009	2008
Warranty reserve:
Beginning of period	$15.5	$17.1
Additions	0.5	2.5
Usage	(3.5)	(2.6)
End of period	$12.5	$17.0

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions against Snap-on (primarily for franchisee van loans).  At April 4, 2009, and January 3, 2009, $13.0 million and $15.4 million of loans, respectively, with terms ranging from six months to seven years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due.  The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default.  The estimated fair value of the guarantees for all loan originations with recourse as of April 4, 2009, was not material.

The Wanda Snap-on joint venture agreement granted a redeemable noncontrolling interest right to the noncontrolling shareholder that could require Snap-on to acquire the noncontrolling interest at a purchase price of either 64.9 million Chinese yuan (approximately $9.5 million at April 4, 2009, exchange rates) or 75.7 million Chinese yuan (approximately $11.1 million at April 4, 2009, exchange rates) if certain financial metrics (as defined in the joint venture agreement) are reached during the five-year period subsequent to the acquisition date.  As of April 4, 2009, Snap-on does not believe that the redeemable noncontrolling interest right will become exercisable.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 16: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended
(Amounts in millions)	April 4, 2009	March 29, 2008
Interest income	$0.3	$2.4
Foreign exchange loss	(0.6)	(0.6)
Other	–	(0.8)
Total other income (expense) – net	$(0.3)	$1.0

Note 17: Fair Value Measurements

Snap-on has derivative assets and liabilities that are measured at Level 2 fair value on a recurring basis as follows:

April 4, 2009
(Amounts in millions)
Assets:
Short-term derivative	$4.0
Long-term interest rate swaps	2.5
Total assets	$6.5
Liabilities:
Short-term derivative	$(5.4)
Long-term interest rate swaps	–
Total liabilities	$(5.4)

The fair values of the derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities.  The short-term derivative assets and liabilities contain (i) foreign exchange forward contracts that are valued monthly based on exchange rates quoted by domestic and foreign banks for similar instruments; and (ii) treasury lock agreements that are valued monthly using bank benchmark rates for similar instruments.  The long-term interest rate swaps are valued monthly based on the six-month LIBOR swap rate for similar instruments.  The short-term derivative assets and liabilities are included in “Prepaid expenses and other assets” and “Other accrued liabilities,” respectively, and the long-term interest rate swap assets and liabilities are included in “Other assets” and “Other long-term liabilities,” respectively, on the accompanying Condensed Consolidated Balance Sheets.  The company did not have any assets or liabilities measured at Level 1 or Level 3 or implement any changes in its valuation techniques as of and for the quarter ended April 4, 2009.  See Note 9 for additional information on the company’s financial instruments.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Financial data by segment was as follows:

	Three Months Ended
	April 4,	March 29,
(Amounts in millions)	2009	2008
Net sales:
Commercial & Industrial Group	$259.8	$356.7
Snap-on Tools Group	242.4	289.3
Diagnostics & Information Group	132.5	155.0
Segment net sales	634.7	801.0
Intersegment eliminations	(62.1)	(79.4)
Total net sales	$572.6	$721.6
Financial services revenue	20.0	25.4
Total revenues	$592.6	$747.0

Operating earnings:
Commercial & Industrial Group	$18.0	$38.2
Snap-on Tools Group	21.1	34.4
Diagnostics & Information Group	25.7	20.4
Financial Services	10.0	12.8
Segment operating earnings	74.8	105.8
Corporate	(10.5)	(12.6)
Operating earnings	$64.3	$93.2
Interest expense	(8.6)	(9.5)
Other income (expense) – net	(0.3)	1.0
Earnings before income taxes and equity earnings	$55.4	$84.7

(Amounts in millions)	April 4,	January 3,
Assets:	2009	2009
Commercial & Industrial Group	$1,004.7	$1,075.1
Snap-on Tools Group	434.3	442.7
Diagnostics & Information Group	748.8	769.1
Financial Services	145.6	160.1
Total assets from reportable segments	$2,333.4	$2,447.0
Corporate	574.4	294.1
Elimination of intersegment receivables	(31.0)	(30.8)
Total assets	$2,876.8	$2,710.3

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements:

Statements in this document that are not historical facts, including statements that (i) are in the future tense; (ii) include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on Incorporated (“Snap-on” or “the company”) or its management; (iii) are specifically identified as forward-looking; or (iv) describe Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved.  For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, as well as those factors discussed in its Annual Report on Form 10-K for the fiscal year ended January 3, 2009, which are incorporated herein by reference, could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain efficiencies and savings from its Rapid Continuous Improvement and other cost reduction (collectively “Rapid Continuous Improvement” or “RCI”) initiatives, including its ability to implement reductions in workforce, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and lost revenues.  These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby enhance their sales and profitability, introduce successful new products, successfully integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, litigation challenges and external negative factors including the current instability in world credit and financial markets, weakness in the global economy, the substantial weakness and uncertainty in the U.S. automotive industry, and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, and the impact of legal proceedings, energy and raw material supply and pricing, including steel and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs, the impacts of non-strategic business and/or product line rationalizations, and terrorist disruptions on business.  Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.  Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(Continued)

RESULTS OF OPERATIONS

Results of operations for the three month periods ended April 4, 2009, and March 29, 2008, are as follows:

	Three Months Ended
(Amounts in millions)	April 4, 2009		March 29, 2008		Change
Net sales	$572.6	100.0%	$721.6	100.0%	$(149.0)	-20.6%
Cost of goods sold	(313.9)	-54.8%	(395.7)	-54.8%	81.8	20.7%
Gross profit	258.7	45.2%	325.9	45.2%	(67.2)	-20.6%

Financial services revenue	20.0	100.0%	25.4	100.0%	(5.4)	-21.3%
Financial services expenses	(10.0)	-50.0%	(12.6)	-49.6%	2.6	20.6%
Operating income from financial services	10.0	50.0%	12.8	50.4%	(2.8)	-21.9%

Operating expenses	(204.4)	-35.7%	(245.5)	-34.0%	41.1	16.7%
Operating earnings	64.3	10.9%	93.2	12.5%	(28.9)	-31.0%

Interest expense	(8.6)	-1.5%	(9.5)	-1.3%	0.9	9.5%
Other income (expense) – net	(0.3)	-0.1%	1.0	0.1%	(1.3)	NM
Earnings before income taxes and equity earnings	55.4	9.3%	84.7	11.3%	(29.3)	-34.6%
Income tax expense	(18.3)	-3.0%	(28.3)	-3.8%	10.0	35.3%
Net earnings before equity earnings	37.1	6.3%	56.4	7.5%	(19.3)	-34.2%
Equity earnings, net of tax	0.1	–	1.3	0.2%	(1.2)	NM
Net earnings	37.2	6.3%	57.7	7.7%	(20.5)	-35.5%
Net earnings attributable to noncontrolling interests	(2.4)	-0.4%	(1.1)	-0.1%	(1.3)	NM
Net earnings attributable to Snap-on Incorporated	$34.8	5.9%	$56.6	7.6%	$(21.8)	-38.5%

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

Net sales in the first quarter of 2009 of $572.6 million were down $149.0 million, or 20.6%, from 2008 levels, reflecting continued declines in consumer and business spending across all business segments as a result of worsening global economic conditions.  The year-over-year sales decline also includes $54.5 million of unfavorable currency translation largely due to the strengthening of the dollar.  Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including currency translation fluctuations.  Excluding the $54.5 million of unfavorable currency translation, organic (excluding foreign currency translation effects) sales in the first quarter of 2009 declined 13.1% from 2008 levels.

Sales in the Commercial & Industrial Group of $259.8 million were down $96.9 million, or 27.2%, year over year.  Excluding $33.6 million of unfavorable currency translation, organic sales in the Commercial & Industrial Group declined 17.7% year-over-year primarily due to continued lower sales of professional tools in Europe and lower sales of equipment worldwide.  Sales in the Snap-on Tools Group of $242.4 million were down $46.9 million, or 16.2%, year over year primarily due to the continued challenging sales environment, particularly for sales of higher-price items.  Excluding $15.9 million of unfavorable currency translation, organic sales in the Snap-on Tools Group declined 10.7%

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(Continued)

year over year.  In the Diagnostics & Information Group, sales of $132.5 million were down $22.5 million, or 14.5%, from 2008 levels as higher sales of diagnostics products in Europe and increased sales of Mitchell1™ information products were more than offset by lower essential tool and facilitation program sales to Original Equipment Manufacturer (“OEM”) dealerships, $6.7 million of unfavorable currency translation, and lower sales of diagnostics products in North America.  Excluding the $6.7 million of unfavorable currency translation, organic sales in the Diagnostics & Information Group declined 10.2%.

Gross profit in the first quarter of 2009 was $258.7 million as compared to $325.9 million in 2008.  The $67.2 million decline in year-over-year gross profit is primarily due to lower sales volumes, including the costs to carry manufacturing capacity in light of production slowdowns, and $26.2 million of unfavorable currency effects.  These year-over-year declines in gross profit were partially offset by $7.3 million of savings from efficiency, productivity and cost reduction (collectively “Rapid Continuous Improvement” or “RCI”) initiatives, contributions from price increases taken in 2008, and $1.0 million of lower restructuring costs.  As a percentage of sales, gross profit was 45.2% in both the first quarters of 2009 and 2008.

Operating expenses in the first quarter of 2009 were $204.4 million, as compared to $245.5 million in 2008.  In addition to lower volume-related and other expenses, the $41.1 million reduction in year-over-year operating expenses primarily resulted from $16.0 million of currency translation, $10.9 million of benefits from ongoing RCI initiatives, and lower performance-based and stock-based compensation expense, as well as $1.9 million of lower restructuring costs.  As a percentage of net sales, operating expenses were 35.7% in the first quarter of 2009, as compared to 34.0% in 2008.

Operating income from Financial Services was $10.0 million on revenue of $20.0 million in the first quarter of 2009, as compared with $12.8 million of operating income on revenue of $25.4 million in 2008.  The year-over-year declines in both revenue and operating income are primarily due to lower levels of originations partially offset by contributions from lower market discount rates.

Consolidated operating earnings in the first quarter of 2009 of $64.3 million were down $28.9 million, or 31.0%, from the $93.2 million achieved in the first quarter of 2008.  Unfavorable currency effects contributed $11.0 million of the $28.9 million decrease in year-over-year operating earnings.

Interest expense of $8.6 million in the first quarter of 2009 was down $0.9 million from the prior year primarily due to declining interest rates on the company’s floating rate debt, partially offset by higher interest expense as a result of the company’s issuance of $300 million of fixed rate, long-term notes on February 24, 2009.  See Note 8 to the Condensed Consolidated Financial Statements for information on the company’s debt and credit facilities.

Other income (expense) – net was expense of $0.3 million in the first quarter of 2009, as compared to income of $1.0 million in 2008.  Other income (expense) – net primarily includes interest income and hedging and currency exchange rate transaction gains and losses.  See Note 16 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings before equity earnings was 33.0% in the first quarter of 2009 and 33.4% in the first quarter of 2008; Snap-on anticipates that its full-year effective income tax rate will approximate 33.4% in 2009.  See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(Continued)

On March 5, 2008, Snap-on acquired a 60% interest in Zhejiang Wanda Tools Co., Ltd. (“Wanda Snap-on”), a tool manufacturer in China, for a preliminary cash purchase price of $14.7 million (or $13.4 million, net of cash acquired), including $1.1 million of transaction costs.  Subsequent to March 5, 2008, Snap-on completed its purchase accounting related to the Wanda Snap-on acquisition for a total purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs.  The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions.  For segment reporting purposes, the results of Wanda Snap-on, which have been included in Snap-on’s consolidated financial statements since the date of acquisition, are included in the Commercial & Industrial Group.  The net sales and operating earnings impact of the acquisition were not material to Snap-on’s first quarter 2008 or 2009 results of operations or financial position.

Net earnings attributable to Snap-on Incorporated in the first quarter of 2009 were $34.8 million, or $0.60 per diluted share, as compared with $56.6 million, or $0.97 per diluted share, in 2008.

Exit and Disposal Activities

Snap-on recorded exit and disposal costs of $2.0 million in the first quarter of 2009 as compared to $4.6 million of such costs in the first quarter of 2008.  Snap-on currently anticipates that full-year 2009 exit and disposal costs will be in a range of $14 million to $18 million, as compared to the $14.7 million incurred in full-year 2008.  See Note 6 to the Condensed Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(Continued)

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	April 4, 2009		March 29, 2008		Change
External net sales	$229.0	88.1%	$316.1	88.6%	$(87.1)	-27.6%
Intersegment net sales	30.8	11.9%	40.6	11.4%	(9.8)	-24.1%
Segment net sales	259.8	100.0%	356.7	100.0%	(96.9)	-27.2%
Cost of goods sold	(167.7)	-64.5%	(223.8)	-62.7%	56.1	25.1%
Gross profit	92.1	35.5%	132.9	37.3%	(40.8)	-30.7%
Operating expenses	(74.1)	-28.6%	(94.7)	-26.6%	20.6	21.8%
Segment operating earnings	$18.0	6.9%	$38.2	10.7%	$(20.2)	-52.9%

Segment net sales of $259.8 million were down $96.9 million, or 27.2%, year over year.  Excluding $33.6 million of unfavorable currency translation, sales declined 17.7% year over year primarily due to continued lower sales of professional tools in Europe and lower sales of equipment worldwide; sales in the company’s worldwide industrial businesses declined 6.0%.

Segment gross profit of $92.1 million in the first quarter of 2009 was down $40.8 million, or 180 basis points (100 basis points equals 1.0 percent) from 2008 levels.  The $40.8 million decline in year-over-year gross profit is primarily due to the lower sales volumes, including the costs to carry manufacturing capacity in light of production slowdowns, $13.4 million of unfavorable currency impacts, and $2.8 million of higher production and material costs.  These declines in year-over-year gross profit were partially offset by benefits from price increases taken in 2008 and $3.7 million of savings from ongoing RCI initiatives.  Operating expenses of $74.1 million in the quarter were down $20.6 million from 2008 levels primarily due to $9.5 million of currency translation, lower volume-related and other expenses, and $2.9 million of savings from ongoing RCI initiatives.  Restructuring costs in the first quarter of 2009 totaled $1.3 million as compared to $1.4 million in the first quarter of 2008.  As a result of these factors, segment operating earnings in the first quarter of 2009 declined $20.2 million from 2008 levels and, as a percentage of net sales, declined from 10.7% in 2008 to 6.9% in 2009.  The $20.2 million decrease in year-over-year operating earnings includes $2.4 million of unfavorable currency impacts.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	April 4, 2009		March 29, 2008		Change
Segment net sales	$242.4	100.0%	$289.3	100.0%	$(46.9)	-16.2%
Cost of goods sold	(139.7)	-57.6%	(164.0)	-56.7%	24.3	14.8%
Gross profit	102.7	42.4%	125.3	43.3%	(22.6)	-18.0%
Operating expenses	(81.6)	-33.7%	(90.9)	-31.4%	9.3	10.2%
Segment operating earnings	$21.1	8.7%	$34.4	11.9%	$(13.3)	-38.7%

Segment net sales in the first quarter of 2009 of $242.4 million were down $46.9 million, or 16.2%, year over year, primarily due to the continued challenging sales environment, particularly for sales of higher-price items.  Excluding $15.9 million of unfavorable currency translation, organic sales declined 10.7% year over year.  Sales to U.S. franchisees declined 16.9% year over year, while organic sales in the company’s international franchise operations increased 6.3% primarily due to higher sales in the United Kingdom and Australia.  As of April 4, 2009, van levels in the United States were essentially flat with both year-end 2008 and prior-year levels.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(Continued)

Segment gross profit of $102.7 million in the first quarter of 2009 declined $22.6 million from $125.3 million in the first quarter of 2008 primarily due to the lower sales volumes, including the costs to carry manufacturing capacity in light of production slowdowns, and unfavorable currency impacts.  Unfavorable currency translation reduced year-over-year gross profit by $6.3 million and the stronger U.S. dollar decreased international margins on U.S. sourced product by $5.3 million.  These declines in year-over-year gross profit were partially offset by lower warranty expense as a result of continued favorable trend rates and $1.5 million of savings from ongoing RCI initiatives.  Operating expenses of $81.6 million in the quarter declined $9.3 million from prior-year levels primarily due to $5.0 million of savings from RCI initiatives, $3.9 million of currency translation and lower volume-related expenses.  Restructuring costs in 2009 were down $1.3 million from prior-year levels.   As a result of these factors, segment operating earnings in the first quarter of 2009 decreased $13.3 million from 2008 levels and, as a percentage of net sales, declined from 11.9% in 2008 to 8.7% in 2009.  The $13.3 million decrease in year-over-year operating earnings includes $7.7 million of unfavorable currency impacts.

Diagnostics & Information Group

	Three Months Ended
(Amounts in millions)	April 4, 2009		March 29, 2008		Change
External net sales	$101.2	76.4%	$116.2	75.0%	$(15.0)	-12.9%
Intersegment net sales	31.3	23.6%	38.8	25.0%	(7.5)	-19.3%
Segment net sales	132.5	100.0%	155.0	100.0%	(22.5)	-14.5%
Cost of goods sold	(68.6)	-51.8%	(87.3)	-56.3%	18.7	21.4%
Gross profit	63.9	48.2%	67.7	43.7%	(3.8)	-5.6%
Operating expenses	(38.2)	-28.8%	(47.3)	-30.5%	9.1	19.2%
Segment operating earnings	$25.7	19.4%	$20.4	13.2%	$5.3	26.0%

Segment net sales of $132.5 million were down $22.5 million, or 14.5%, from prior-year levels.  Excluding $6.7 million of unfavorable currency translation, year-over-year organic sales declined 10.2% as higher sales of diagnostics products in Europe and increased sales of Mitchell1™ information products were more than offset by lower essential tool and facilitation program sales to OEM dealerships and lower sales of diagnostics products in North America.

Segment gross profit of $63.9 million in the first quarter of 2009 decreased $3.8 million from 2008 levels as the impacts of the lower sales volumes, $1.9 million of higher software development costs and $2.7 million of unfavorable currency impacts were partially offset by $2.1 million of savings from RCI initiatives.  Operating expenses of $38.2 million in the quarter were down $9.1 million from 2008 levels primarily due to $3.0 million of savings from RCI initiatives, $2.6 million of currency translation, and lower volume-related and other expenses.  Restructuring costs in the first quarter of 2008 totaled $1.8 million; no restructuring costs were incurred in the first quarter of 2009.  As a result of these factors, segment operating earnings in the first quarter of 2009 improved as a percentage of net sales from 13.2% in 2008 to 19.4% in 2009.  The $5.3 million year-over-year increase in operating earnings includes $0.1 million of unfavorable currency impacts.

Financial Services

	Three Months Ended
(Amounts in millions)	April 4, 2009		March 29, 2008		Change
Financial services revenue	$20.0	100.0%	$25.4	100.0%	$(5.4)	-21.3%
Financial services expenses	(10.0)	-50.0%	(12.6)	-49.6%	2.6	20.6%
Segment operating income	$10.0	50.0%	$12.8	50.4%	$(2.8)	-21.9%

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(Continued)

Operating income was $10.0 million on revenue of $20.0 million in the first quarter of 2009, as compared with $12.8 million of operating income on revenue of $25.4 million in 2008.  The $2.8 million decline in year-over-year segment operating income is primarily due to lower levels of originations partially offset by contributions from lower market discount rates.  Originations of $115.8 million in the quarter declined 21.1% from 2008 levels primarily due to lower sales of higher-price items.

Corporate

Snap-on’s general corporate expenses of $10.5 million in the first quarter of 2009 declined $2.1 million from $12.6 million in the first quarter of 2008.  The $2.1 million decrease in year-over-year corporate expenses primarily reflects lower levels of performance-based and stock-based incentive compensation expense, partially offset by $3.0 million of expected higher pension expense as a result of declines in pension asset values.

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing.  Snap-on believes that its cash from operations, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases and dividend payments.  Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost.  As of the close of business on April 30, 2009, Snap-on’s long-term debt and commercial paper was rated A3 and P-2 by Moody’s Investors Service and A- and A-2 by Standard & Poor’s.  Snap-on believes that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.

As of April 4, 2009, working capital (defined as current assets less current liabilities) was $752.5 million, as compared to $593.2 million as of January 3, 2009.  The following represents the company’s working capital position as of April 4, 2009, and January 3, 2009:

	April 4,	January 3,
(Amounts in millions)	2009	2009
Cash and cash equivalents	$400.7	$115.8
Accounts receivable – net of allowances	478.3	522.1
Inventories – net	340.7	359.2
Other current assets	136.7	143.6
Total current assets	1,356.4	1,140.7

Accounts payable	(119.0)	(126.0)
Notes payable and current maturities of long-term debt	(164.1)	(12.0)
Other current liabilities	(320.8)	(409.5)
Total current liabilities	(603.9)	(547.5)

Total working capital	$752.5	$593.2

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(Continued)

Cash and cash equivalents as of April 4, 2009, totaled $400.7 million as compared to $115.8 million as of January 3, 2009.  The increase in cash and cash equivalents from year-end 2008 levels is primarily due to the company’s issuance of $300 million of fixed rate, long-term debt on February 24, 2009, that included $100 million of unsecured 5.85% notes that mature in 2014 and $200 million of unsecured 6.70% notes that mature in 2019; interest on these notes is be paid semi-annually beginning on September 1, 2009.  Snap-on issued the $300 million of long-term debt to take advantage of what it believed were favorable conditions to further improve its liquidity and capital resources.  Snap-on anticipates using the $297.7 million of net proceeds from the sale of the notes (net of transaction fees) for general corporate purposes, including the January 2010 repayment of $150 million of outstanding notes upon their maturity.

Accounts receivable at the end of the first quarter of 2009 was $478.3 million, down $43.8 million from year-end 2008 levels, including $12.6 million from currency translation.  At the end of the first quarter of 2009, days sales outstanding was 62 days, down from 64 days at January 3, 2009.

Inventories at the end of the first quarter of 2009 were $340.7 million, down $18.5 million from year-end 2008 levels due to $11.1 million from currency translation and $7.4 million of lower net inventories.  Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 4.3 turns and 4.6 turns at April 4, 2009, and January 3, 2009, respectively.  Inventories accounted for using the first-in, first-out (“FIFO”) method as of April 4, 2009, and January 3, 2009, approximated 63% and 64% of total inventories, respectively.  All other inventories are accounted for using the last-in, first-out (“LIFO”) method.  The company’s LIFO reserve was $82.1 million at April 4, 2009, and $83.3 million at year-end 2008.

Notes payable, current maturities of long-term debt and long-term debt as of April 4, 2009, were $817.0 million, as compared to $515.4 million as of January 3, 2009.  The $301.6 million increase in debt over year-end 2008 levels is primarily due to the company’s issuance of $300 million of fixed rate, long-term notes on February 24, 2009.   No commercial paper was outstanding at April 4, 2009, or January 3, 2009.

Notes payable and current maturities of long-term debt of $164.1 million as of April 4, 2009, included $150 million of long-term debt that matures on January 12, 2010, and $14.1 million of other notes.  At January 3, 2009, the $150 million note was included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as its scheduled maturity was in excess of one year of the year-end balance sheet date.

Long-term debt of $652.9 million as of April 4, 2009, included (i) $200 million of unsecured 6.25% notes that mature in 2011; (ii) $150 million of unsecured 5.50% notes that mature in 2017; (iii) $100 million of unsecured 5.85% notes that mature in 2014; (iv) $200 million of unsecured 6.70% notes that mature in 2019; and (v) $2.9 million of other long-term debt.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012; as of April 4, 2009, no amounts were outstanding under this revolving credit facility. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00.  As of April 4, 2009, the company’s actual ratios of 0.41 and 1.84, respectively, were both within the permitted ratios as set forth in this financial covenant.

As of April 4, 2009, Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit.  The committed bank lines consist of two $10 million lines of credit that expire on July 28, 2009, and August 30, 2009, respectively.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(Continued)

As of April 4, 2009, Snap-on had $520 million of unused available debt capacity under the terms of its revolving multi-currency credit facility and committed bank lines of credit.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility, discussed above, Snap-on’s debt agreements and credit facilities also contain certain usual and customary borrowing, and affirmative, negative and maintenance covenants.  As of April 4, 2009, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

Although the credit and financial markets are currently in a state of substantial instability and uncertainty, Snap-on believes that it has sufficient available cash and committed and uncommitted lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis.  Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facilities and committed lines of credit.  While the instability of the credit and financial markets has affected the market for commercial paper issuances and other short-term debt, Snap-on currently believes that it could access those markets for short-term liquidity if the need were to arise.   Snap-on regularly monitors the credit and financial markets and, in the future, may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources.  Near-term liquidity requirements for Snap-on include the funding of its investments in capital expenditures and restructuring activities, payments of dividends and interest, and funding for share repurchases, if any.  Snap-on also expects to make contributions of $8.2 million to its foreign pension plans and $1.3 million to its domestic pension plans in 2009.  Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2009.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs.

Since 1999, CIT has been the exclusive purchaser of the credit and installment financing contracts originated by SOC in the United States.  Given this exclusivity, Snap-on has been monitoring its relationship with CIT carefully, particularly in view of the recent instability in the credit markets.  If CIT were to no longer purchase the credit and installment financing contracts originated by SOC, Snap-on believes it has alternative means to finance these contracts, including the use of its existing credit facilities.

The SOC joint venture agreement between Snap -on and CIT automatically renews on an annual basis unless either    Snap -on or CIT provides a six month advance notice of their intent to not renew the agreement.  This advance notice must be given during the first six months of the calendar year.  The joint venture agreement also provides for a nine month transition period in the event the joint venture agreement is not renewed.

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Cash flow provided from operating activities was $14.7 million in the first quarter of 2009 and $74.4 million in the first quarter of 2008.  The $59.7 million decrease in year-over-year cash flow from operating activities results primarily from the year-over-year net changes in operating assets and liabilities and lower levels of net earnings in 2009.

Capital expenditures of $14.1 million in the first quarter of 2009 compared to $15.4 million in the first quarter of 2008. Capital expenditures in 2009 included spending to support the company’s strategic growth initiatives, including the accelerated expansion of the company’s manufacturing capabilities in lower-cost regions and emerging markets.  Capital expenditures in 2009 also included spending to construct a new headquarters and research and development facility for Snap-on Business Solutions, the company’s automotive parts and service information business, which is expected to be

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(Continued)

completed in the fourth quarter of 2009.  Snap-on anticipates full-year 2009 capital expenditures to be in a range of $60 million to $70 million.

On March 5, 2008, Snap-on acquired a 60% interest in Zhejiang Wanda Tools Co., Ltd. (“Wanda Snap-on”), a tool manufacturer in China, for a preliminary cash purchase price of $14.7 million (or $13.4 million, net of cash acquired), including $1.1 million of estimated transaction costs.  Subsequent to March 5, 2008, Snap-on completed its purchase accounting related to the Wanda Snap-on acquisition for a total purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs.  The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions.

The Wanda Snap-on joint venture agreement granted a redeemable noncontrolling interest right to the noncontrolling shareholder that could require Snap-on to acquire the noncontrolling interest at a purchase price of either 64.9 million Chinese yuan (approximately $9.5 million at April 4, 2009, exchange rates) or 75.7 million Chinese yuan (approximately $11.1 million at April 4, 2009, exchange rates) if certain financial metrics (as defined in the joint venture agreement) are reached during the five-year period subsequent to the acquisition date.  As of April 4, 2009, Snap-on does not believe that the redeemable noncontrolling interest right will become exercisable.

On February 24, 2009, Snap-on sold $300 million of unsecured fixed rate notes consisting of $100 million of 5.85% notes that mature in their entirety on March 1, 2014, and $200 million of 6.70% notes that mature in their entirety on March 1, 2019.  Snap-on anticipates using the proceeds from the sale of theses notes, net of $2.3 million of transaction costs, for general corporate purposes, including the January 2010 repayment of $150 million of outstanding notes upon their maturity.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable.  During the first quarter of 2009, Snap-on did not repurchase any shares of common stock under its previously announced share repurchase programs; in the first quarter of 2008, the company repurchased 410,000 shares of common stock for $20.8 million.  As of April 4, 2009, Snap-on has remaining availability to repurchase up to an additional $121.5 million in common stock pursuant to the Board of Directors’ authorizations.  The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.  Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s share repurchases, if any, in 2009.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939.  Cash dividends totaled $17.4 million in the first quarter of 2009 and $17.5 million in the first quarter of 2008.  Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends in 2009.

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of April 4, 2009.

Critical Accounting Policies and Estimates

The Condensed Consolidated Financial Statements and related notes contain information that is pertinent to management’s discussion and analysis.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(Continued)

amounts of revenues and expenses during the reporting period.  These estimates are generally based on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies.  Actual results could differ from those estimates.

The company’s significant accounting policies are described above in Note 1 to the Condensed Consolidated Financial Statements, as well as in Note 1 to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

Snap-on considers the following policies and estimates to be the most critical in understanding the judgments that are involved in the preparation of the company’s condensed consolidated financial statements and the uncertainties that could impact the company’s financial position, results of operations and cash flows.

Revenue Recognition: Snap-on recognizes revenue from the sale of tools, diagnostics and equipment solutions when contract terms are met, collectibility is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer.  For sales contingent upon customer acceptance or product installation, revenue recognition is deferred until such obligations are fulfilled.  Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and gross profit margin adjusted for known trends.  Provisions for customer volume rebates, discounts and allowances are also recorded as a reduction of reported revenues at the time of sale based on historical experience and known trends.  Revenue related to maintenance and subscription agreements is recognized over the terms of the respective agreements.

Snap-on also recognizes revenue related to multiple element arrangements, including sales of software and software-related services.  When a sales arrangement contains multiple elements, such as hardware and software products and/or services, Snap-on uses vendor specific objective evidence (“VSOE”) of fair value to allocate revenue to each element based on its relative fair value and, when necessary, uses the residual method to assign value to the delivered elements when VSOE only exists for the undelivered elements.  Snap-on limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services.  The amount assigned to future delivery of products or services is recognized when the product is delivered and/or when the services are performed.  In instances where the product and/or services are performed over an extended period, as is the case with subscription agreements or the providing of ongoing support, revenue is generally recognized on a straight-line basis over the term of the respective agreement, which generally ranges from 12 to 60 months.

Financial Services Revenue: Snap-on also generates revenue from various financing programs that include (i) loans to franchisees; (ii) loans to franchisees’ customers; and (iii) loans to Snap-on’s industrial and other customers for the purchase of tools and equipment on an extended-term payment plan.  These financing programs are offered through SOC, a consolidated 50%-owned joint venture with CIT, and Snap-on’s wholly owned international finance subsidiaries. Financial services revenue consists of gains from SOC’s sales of originated contracts to CIT and service fee income, as well as installment contract revenue and franchisee loan receivable revenue derived from SOC and Snap-on’s wholly owned international finance operations.  The decision to finance through Snap-on or another financing entity is solely at the election of the customer.  When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay including financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.  Contracts originated by SOC and subsequently sold to CIT are also subject to the underwriting approval of CIT.

SOC services the contracts sold to CIT for an estimated servicing fee.  Servicing fees are paid to SOC by CIT and such revenue is recognized over the contractual term of the loan, with a portion of the servicing fee recognized at the time of origination.

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

Internally Developed Software: Costs incurred in the development of software that will ultimately be sold are capitalized from the time technological feasibility has been attained and cease when the related product is ready for general release.

Impairment of Goodwill and Other Indefinite-lived Intangible Assets:  Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired.  Annual impairment tests are performed by the company in the second quarter of each fiscal year.

Snap-on evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates.  Estimated cash flows and related goodwill are grouped at the reporting unit level.  In accordance with paragraph 30 of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the company has determined that its reporting units for testing goodwill impairment are its operating segments or components of an operating segment that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results.  Management made this determination in a manner consistent with how the company’s operating segments are managed.  Based on this analysis, the company has identified 12 reporting units within its four reportable business segments.

Snap-on evaluates the recoverability of goodwill by utilizing an income approach that estimates the fair value of the future discounted cash flows of the reporting units to which the goodwill relates.  The future projections, which are based on both past performance and the projections and assumptions used in the company’s current and long range operating plans, are subject to change as a result of changing economic and competitive conditions.  Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, capital expenditures, working capital levels, the benefits of recent acquisitions and expected synergies, and Snap-on’s weighted average cost of capital adjusted, if necessary, to reflect the specific risk profile of the reporting unit being tested.  The company’s methodologies for valuing goodwill are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2008 impairment calculations were evaluated in light of then current market and business conditions and did not change significantly from the prior year. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the reporting units’ projections of future operating results and cash flows and replicates how market participants would value the company’s reporting units in an orderly transaction.

In the event the fair value of a reporting unit is less than the carrying value, including goodwill, the company would then perform an additional assessment that would compare the implied fair value of goodwill with the carrying amount of goodwill. The determination of implied fair value of goodwill would require management to compare the estimated fair value of the reporting unit to the estimated fair value of the assets and liabilities of the reporting unit; if necessary, the company may consult with valuation specialists to assist with the assessment of the estimated fair value of the assets and liabilities of the reporting unit.  If the implied fair value of the goodwill is less than the carrying value, an impairment loss would be recorded.  Snap-on did not recognize any impairment write-downs in its 2008, 2007 or 2006 fiscal years.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Inherent in fair value determinations are significant judgments and estimates, including material assumptions about future revenue, profitability and cash flows, the company’s operational plans and its interpretation of current economic indicators.  Should the operations of the businesses with which goodwill or other indefinite-lived intangible assets are associated incur significant declines in profitability and cash flow due to significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key customers, and/or changes in technology or markets, some or all of the recorded goodwill or other indefinite-lived intangible assets could be subject to impairment and could result in a material adverse effect on Snap-on’s financial position or results of operations.

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2008, the results of which did not result in any impairment write-downs.  Although the company consistently uses the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. In performing its annual impairment testing the company performed a sensitivity analysis on the material assumptions used in the discounted cash flow valuation models for each of its 12 reporting units.  Based on the company’s second quarter 2008 impairment testing and assuming a hypothetical 10% decrease in the estimated fair values of each of its 12 reporting units, the hypothetical fair values of all of the company’s 12 reporting units would have been greater than their carrying values.  See Note 5 to the Condensed Consolidated Financial Statements for further information about goodwill and other intangible assets.

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

Warranty: Snap-on’s policy is to record a liability for the expected cost of warranty-related claims at the time of sale.  The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring the company’s obligations under its warranty plans.  Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred.  If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods.  See Note 15 to the Condensed Consolidated Financial Statements for further information on warranty.

Stock-based Compensation: Snap-on recognizes the cost of employee services in exchange for awards of equity instruments based on the grant date fair value of those awards (with limited exceptions).  That cost, based on the estimated number of awards that are expected to vest, is recognized on a straight-line basis over the period during which the employee is required to provide the service in exchange for the award.  No compensation cost is recognized for awards for which employees do not render the requisite service.  The grant date fair value of employee stock options and similar instruments is estimated using the Black-Scholes valuation model.

The Black-Scholes valuation model requires the input of subjective assumptions, including the expected life of the stock-based award and stock price volatility.  The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment.  As a result, if other assumptions had been used, the recorded stock-based compensation expense could have been materially different from that depicted in the financial statements.  See Note 12 to the Condensed Consolidated Financial Statements for further information on stock-based compensation.

Pension Benefits: The pension benefit obligation and related pension expense are calculated in accordance with SFAS No. 87, “Employer’s Accounting for Pensions,” and are impacted by certain actuarial assumptions.  Changes in these assumptions are primarily influenced by factors outside of Snap-on’s control and can have a significant effect on the amounts reported in the financial statements.  Snap-on believes that the two most critical assumptions are (i) the expected return on plan assets; and (ii) the assumed discount rate.

Pension expense increases as the expected rate of return on plan assets decreases.  Lowering the expected rate of return assumption for Snap-on’s domestic pension plan assets by 0.5% would have increased Snap-on’s full year 2008 domestic pension expense by approximately $3.6 million.  Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its U.S. plan assets.

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled.  In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans.  The methodology for selecting the discount rate as of year-end 2008 was to match the plan’s cash flows to that of a theoretical bond portfolio yield curve that provides the equivalent yields on zero-coupon bonds with an Aa rating or better for each maturity.  The selection of the 6.3% weighted-average discount rate for Snap-on’s domestic pension plans as of year-end 2008 represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments.  Lowering Snap-on’s domestic discount rate assumption by 0.5% would have increased Snap-on’s 2008 domestic pension expense and projected benefit obligation by approximately $0.8 million and $40.3 million, respectively.  At year-end 2008, Snap-on’s domestic projected benefit obligation comprised approximately 85% of Snap-on’s worldwide projected benefit obligation.

Actuarial gains and losses in excess of 10 percent of the greater of the projected benefit obligation or market-related value of assets are amortized on a straight-line basis over the average remaining service period of active participants.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Prior service costs resulting from plan amendments are amortized in equal annual amounts over the average remaining service period of affected active participants or over the remaining life expectancy of affected retired participants.  See Note 10 to the Condensed Consolidated Financial Statements for further information on pension benefits.

Postretirement Benefits: Snap-on’s postretirement benefits obligation and related expense are calculated in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and are impacted by certain actuarial assumptions, including health care trend rates.  As of year-end 2008, an increase of one percentage point in health care costs would have increased the accumulated postretirement benefit obligation by $1.5 million and would have increased the annual service and interest cost by $0.1 million.  A corresponding decrease of one percentage point would have decreased the year-end 2008 accumulated postretirement benefit by $1.4 million and decreased the annual service and interest cost by $0.1 million.  See Note 11 to the Condensed Consolidated Financial Statements for further information on postretirement plans.

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

In addition, the company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions.  The company records accruals for the estimated outcomes of these audits and the accruals may change in the future due to new developments in each matter.  See Note 7 to the Condensed Consolidated Financial Statements for further information on income taxes.

Outlook

As expected, the difficulties posed by the global economy increased significantly during the first quarter, further challenging Snap-on’s sales of big-ticket items, such as tool storage and undercar equipment, and these difficult economic conditions further extended across more industries and geographies.  Slowdowns in the economies of Europe deepened, particularly in Southern Europe, further impacting volume at the company’s European-based tools business.  In the near term, Snap-on anticipates no change in this environment and, as a result, expects sales and earnings in the second quarter of 2009 to be down year over year.

On April 27, 2009, General Motors Corporation (“GM”) announced an updated restructuring plan that accelerates the timeline for a number of important actions, including a more aggressive restructuring and reduction of GM’s U.S. dealer organization.

Snap-on’s Business Solutions business principally consists of the development and sales of electronic parts catalogs to OEM dealerships, including GM.  Depending on how events in the industry transpire, automotive industry restructuring plans could require that Business Solutions record a non-cash impairment charge in a future period that could substantially affect Snap-on’s reported earnings and reduce its consolidated net worth and shareholders’ equity.  For additional information, see the “Risk Factors” section of Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

Snap-on is continuously responding to the global macroeconomic challenges by furthering its RCI and cost reduction initiatives.  Snap-on recorded $2.0 million of restructuring costs in the first quarter of 2009 and now anticipates that full-year 2009 restructuring costs will be in a range of $14 million to $18 million, up from the previously communicated $12 million to $16 million.  Snap-on expects restructuring costs in the second quarter of 2009 to approximate $8 million to $10 million.  Snap-on is also continuing a number of its planned growth investments, including further expansion of its manufacturing capacity in China and in Eastern Europe.  Capital expenditures for full-year 2009 are expected to be in a range of $60 million to $70 million, down from the previously communicated $75 million to $80 million.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The company continues to expect approximately $3.0 million per quarter of higher year-over-year pension expense in 2009 due to declines in pension asset values. In the first quarter, foreign currency effects reduced operating earnings by $11.0 million on a year-over-year basis which, at current exchange rates, could similarly impact second quarter year-over-year comparisons.  Snap-on anticipates that its full-year 2009 effective income tax rate on earnings before equity earnings will approximate 33.4%.

In 2009, Snap-on will continue to aggressively manage the balance between investing and capturing strategic growth opportunities with the need for cost reduction actions beyond those already implemented; the current economic uncertainty makes it extremely difficult to presently predict this balance as the company continually adjusts to the challenging business environment.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at April 4, 2009, was $2.9 million on interest rate-sensitive financial instruments and $0.9 million on foreign currency-sensitive financial instruments.  The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk: Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay.  Specific credit reviews and standard industry credit scoring models are used in performing this evaluation.  Loans that have been granted are typically monitored through an asset quality review process that closely monitors past due accounts and initiates collection actions when appropriate.  In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts for franchisee van loans with recourse provisions to Snap-on.  At April 4, 2009, $13.0 million of loans originated by SOC contain a recourse provision to Snap-on if the loans become more than 90 days past due.

Counterparty Risk:  Snap-on is exposed to credit losses in the event of non-performance by the counterparties to various financial agreements, including its interest rate swap, foreign exchange and treasury lock agreements.  Snap-on does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparties and enters into agreements only with financial institution counterparties with a credit rating of A- or better.  Snap-on does not anticipate non-performance by its counterparties, but cannot provide assurances.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 4, 2009.  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of April 4, 2009, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended April 4, 2009, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II.  OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes.  The company also repurchases shares when it believes market conditions are favorable.  The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.  As of April 4, 2009, the approximate value of shares that may yet be purchased pursuant to three outstanding Board authorizations is $121.5 million. Snap-on did not make any repurchases of shares of its common stock during the first quarter of fiscal 2009.

The three outstanding Board authorizations are described below:

•                  In fiscal 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”).  The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time.  The 1996 Authorization will expire when terminated by the Board.  When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $30.18, $23.59 and $28.15 per share of common stock as of the end of the fiscal 2009 months ended January 31, 2009, February 28, 2009, and April 4, 2009, respectively.

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

Item 6: Exhibits

Exhibit 10.1	Form of Restricted Stock Unit Agreement for executive officers.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as a mended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as a mended.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED

Date:	May 1, 2009	/s/ Martin M. Ellen
Martin M. Ellen, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.      Description

10.1                                         Form of Restricted Stock Unit Agreement for executive officers.

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