Form 10-Q
period 2009-07-04
SNAP-ON Inc
filed 2009-07-31
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 24, 2009
Common Stock, $1.00 par value	57,713,549 shares

PART 1.  FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Net sales	$590.0	$766.1	$1,162.6	$1,487.7
Cost of goods sold	(336.0)	(419.6)	(649.9)	(815.3)
Gross profit	254.0	346.5	512.7	672.4

Financial services revenue	25.6	18.3	45.6	43.7
Financial services expenses	(9.0)	(7.5)	(19.0)	(20.1)
Operating income from financial services	16.6	10.8	26.6	23.6

Operating expenses	(200.3)	(245.6)	(404.7)	(491.1)
Operating earnings	70.3	111.7	134.6	204.9

Interest expense	(11.6)	(8.8)	(20.2)	(18.3)
Other income (expense) – net	1.1	1.3	0.8	2.3
Earnings before income taxes and equity earnings (loss)	59.8	104.2	115.2	188.9
Income tax expense	(17.6)	(34.5)	(35.9)	(62.8)
Earnings before equity earnings (loss)	42.2	69.7	79.3	126.1
Equity earnings (loss), net of tax	(0.2)	0.7	(0.1)	2.0
Net earnings	42.0	70.4	79.2	128.1
Net earnings attributable to noncontrolling interests	(4.6)	(3.5)	(7.0)	(4.6)
Net earnings attributable to Snap-on Incorporated	$37.4	$66.9	$72.2	$123.5

Net earnings per share attributable to Snap-on Incorporated
Basic	$0.65	$1.16	$1.25	$2.15
Diluted	0.65	1.15	1.25	2.12

Weighted-average shares outstanding:
Basic	57.7	57.6	57.6	57.6
Effect of dilutive options	0.2	0.5	0.3	0.6
Diluted	57.9	58.1	57.9	58.2

Dividends declared per common share	$0.30	$0.30	$0.60	$0.60

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	July 4,	January 3,
	2009	2009
Assets
Current assets
Cash and cash equivalents	$524.4	$115.8
Accounts receivable – net	472.6	522.1
Inventories – net	302.8	359.2
Deferred income tax assets	59.7	64.1
Prepaid expenses and other assets	84.8	79.5
Total current assets	1,444.3	1,140.7

Property and equipment
Land	21.0	20.7
Buildings and improvements	233.7	227.6
Machinery, equipment and computer software	582.1	556.2
	836.8	804.5
Accumulated depreciation and amortization	(499.0)	(476.7)
Property and equipment – net	337.8	327.8

Deferred income tax assets	63.1	77.2
Goodwill	806.4	801.8
Other intangibles – net	213.4	218.3
Other assets	142.0	144.5
Total assets	$3,007.0	$2,710.3

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	July 4,	January 3,
	2009	2009
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$108.1	$126.0
Notes payable and current maturities of long-term debt	166.7	12.0
Accrued benefits	38.3	41.7
Accrued compensation	53.2	78.3
Franchisee deposits	42.9	46.9
Deferred subscription revenue	23.8	22.3
Income taxes	5.2	15.4
Other accrued liabilities	182.9	204.9
Total current liabilities	621.1	547.5

Long-term debt	652.6	503.4
Deferred income tax liabilities	94.8	95.0
Retiree health care benefits	56.2	57.5
Pension liabilities	214.6	209.1
Other long-term liabilities	81.5	93.3
Total liabilities	1,720.8	1,505.8

Shareholders’ equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,244,800 and 67,197,346 shares)	67.2	67.2
Additional paid-in capital	155.0	155.5
Retained earnings	1,501.5	1,463.7
Accumulated other comprehensive income (loss)	(68.7)	(106.5)
Treasury stock at cost (9,531,397 and 9,755,405 shares)	(392.6)	(393.4)
Total shareholders’ equity attributable to Snap-on Incorporated	1,262.4	1,186.5
Noncontrolling interests	23.8	18.0
Total shareholders’ equity	1,286.2	1,204.5
Total liabilities and shareholders’ equity	$3,007.0	$2,710.3

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	July 4,	June 28,
	2009	2008
Operating activities:
Net earnings	$79.2	$128.1
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	24.8	24.4
Amortization of other intangibles	12.3	12.1
Stock-based compensation expense (income)	(4.2)	8.0
Excess tax benefits from stock-based compensation	–	(5.4)
Deferred income tax provision	18.2	16.4
Loss (gain) on sale of assets	0.4	(0.1)
Gain on mark to market for cash flow hedges	–	(0.1)
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) decrease in receivables	56.2	(13.5)
(Increase) decrease in inventories	62.5	(39.5)
(Increase) decrease in prepaid and other assets	3.1	14.0
Increase (decrease) in accounts payable	(19.0)	6.7
Increase (decrease) in accruals and other liabilities	(63.2)	(2.8)
Net cash provided by operating activities	170.3	148.3

Investing activities:
Capital expenditures	(33.6)	(33.3)
Acquisitions of business – net of cash acquired	–	(13.8)
Proceeds from disposal of property and equipment	0.1	7.7
Other	3.2	(5.1)
Net cash used by investing activities	(30.3)	(44.5)

Financing activities:
Proceeds from issuance of long-term debt	297.7	–
Net increase (decrease) in short-term borrowings	4.2	(0.7)
Purchase of treasury stock	–	(66.3)
Proceeds from stock purchase and option plans	3.4	39.0
Cash dividends paid	(34.4)	(34.9)
Excess tax benefits from stock-based compensation	–	5.4
Other	(3.4)	(0.4)
Net cash provided (used) by financing activities	267.5	(57.9)

Effect of exchange rate changes on cash and cash equivalents	1.1	1.7
Increase in cash and cash equivalents	408.6	47.6
Cash and cash equivalents at beginning of year	115.8	93.0
Cash and cash equivalents at end of period	$524.4	$140.6

Supplemental cash flow disclosures:
Cash paid for interest	$(13.9)	$(18.4)
Net cash paid for income taxes	(23.4)	(28.0)

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Accounting Policies

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on Incorporated’s (“Snap-on” or “the company”) 2008 Annual Report on Form 10-K for the fiscal year ended January 3, 2009.  The company’s 2009 fiscal second quarter ended on July 4, 2009; the 2008 fiscal second quarter ended on June 28, 2008.

The Condensed Consolidated Financial Statements include the accounts of Snap-on, its majority-owned subsidiaries and Snap-on Credit LLC (“SOC”), a 50%-owned joint venture with The CIT Group, Inc. (“CIT”).  The Condensed Consolidated Financial Statements do not include the accounts of the company’s independent franchisees.  Snap-on’s condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  All intercompany accounts and transactions have been eliminated.  The company has evaluated all subsequent events that occurred up to the time of the company’s issuance of its financial statements on July 31, 2009.

On July 16, 2009, subsequent to second quarter end, Snap-on terminated its joint venture agreement with CIT.  The accompanying Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements as of and for the three and six month periods ended July 4, 2009, and June 28, 2008, and as of January 3, 2009, include the results of operations, financial position, cash flows and disclosures for the company’s joint venture with CIT as of the respective date(s) and, unless otherwise indicated, do not incorporate any prospective changes in the company’s financial statements and disclosures as a result of the joint venture termination.  See Note 19, “Subsequent Events,” for additional information on the termination of the company’s joint venture agreement with CIT.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the condensed consolidated financial statements for the three and six month periods ended July 4, 2009, and June 28, 2008, have been made.  The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

New Accounting Standards

Snap-on adopted SFAS No. 160 at the beginning of its 2009 fiscal year.  The provisions of SFAS No. 160 are to be applied prospectively except for the presentation and disclosure requirements that have been applied retrospectively for all periods presented upon adoption.  The adoption of SFAS No. 160 did not have a significant effect on the company’s consolidated financial statements.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” at the beginning of its 2009 fiscal year.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  The adoption of SFAS No. 161 did not have a significant effect on the company’s consolidated financial statements.  See Note 9 for further information.

In April 2008 the Financial Accounting Standards Board (“FASB”) released Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which became effective for Snap-on at the beginning of its 2009 fiscal year.  This FSP requires entities to disclose information for recognized intangible assets that enables users of financial statements to understand the extent to which expected future cash flows associated with intangible assets are affected by the entity’s intent or ability to renew or extend the arrangement associated with the intangible asset.  The FSP also amends the factors an entity should consider in developing the renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 was applied prospectively to intangible assets acquired after the effective date; the disclosure requirements are being applied to all intangible assets recognized as of, and after, the effective date.  The adoption of FSP FAS 142-3 did not have a significant effect on the company’s consolidated financial statements.

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

Snap-on adopted SFAS No. 157, “Fair Value Measurements” at the beginning of its 2008 fiscal year.  In February 2008 the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which provided a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  The company adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities at the beginning of its 2008 fiscal year and adopted the non-financial assets and liabilities provisions at the beginning of its 2009 fiscal year.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, expands disclosures about fair value measurements and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities, and gives the lowest priority (“Level 3”) to unobservable inputs.  The adoption of SFAS No. 157 did not have a significant effect on the company’s consolidated financial statements.  See Note 17 for further information.

Snap-on adopted FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires disclosure about the fair value of financial instruments in interim reporting periods on a prospective basis that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 became effective April 5, 2009, the beginning of Snap-on’s 2009 second quarter. The adoption of FSP FAS 107-1 and APB 28-1 did not have a significant effect on the company’s consolidated financial statements.  See Note 9 for further information.

Snap-on adopted SFAS No. 165, “Subsequent Events,” which was issued by the FASB in May 2009.  SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”).  More specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date.  SFAS No. 165 provides largely the same

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

guidance on subsequent events that previously existed only in auditing literature.  The adoption of SFAS No. 165 did not have a significant effect on the company’s consolidated financial statements.  See Note 19 for information on subsequent events.

In June 2009 the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” which becomes effective for Snap-on at the beginning of its 2009 third quarter.  SFAS No. 168 establishes the FASB Standards Accounting Codification (“the Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the Securities and Exchange Commission (“SEC”) as authoritative U.S. GAAP for SEC registrants.  The Codification reorganizes current U.S. GAAP into a topical format that eliminates the current U.S. GAAP hierarchy and establishes two levels of U.S. GAAP – authoritative and non-authoritative.  The Codification will supersede all existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  SFAS No. 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” given that, once in effect, the Codification will carry the same level of authority.  The adoption of this statement is not expected to have a significant impact on the company’s consolidated financial statements.

In June 2009 the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which becomes effective for Snap-on at the beginning of its 2010 fiscal year.  SFAS No. 167 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests gives it a controlling financial interest in a VIE.  Under SFAS No. 167, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  SFAS No. 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  SFAS No. 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities.  The company is currently assessing the impact the adoption of SFAS No. 167 will have on the company’s consolidated financial statements.

Note 2: Acquisitions

On March 5, 2008, Snap-on acquired a 60% interest in Zhejiang Wanda Tools Co., Ltd. (“Wanda Snap-on”), a tool manufacturer in China, for a total purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs.  The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions.

The Wanda Snap-on joint venture agreement granted a redeemable noncontrolling interest right to the noncontrolling shareholder that could require Snap-on to acquire the noncontrolling interest at a purchase price of either 65.3 million Chinese yuan (approximately $9.6 million at July 4, 2009, exchange rates) or 76.2 million Chinese yuan (approximately $11.2 million at July 4, 2009, exchange rates) if certain financial metrics (as defined in the joint venture agreement) are reached during the five-year period subsequent to the acquisition date.  As of July 4, 2009, Snap-on does not believe that the redeemable noncontrolling interest right will become exercisable.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Accounts Receivable

Accounts receivable include trade accounts, installment and other receivables, including the current portion of franchisee-financing receivables.  The components of Snap-on’s current accounts receivable were as follows:

	July 4,	January 3,
(Amounts in millions)	2009	2009
Trade accounts receivable	$405.8	$443.5
Installment receivables, net of unearned finance charges of $8.7 million and $8.3 million	68.9	61.9
Other accounts receivable	26.4	43.0
Total	501.1	548.4
Allowances for doubtful accounts	(28.5)	(26.3)
Total accounts receivable – net	$472.6	$522.1

Long-term accounts receivable is classified in “Other assets” on the accompanying Condensed Consolidated Balance Sheets and is comprised of installment and other receivables, including franchisee-financing receivables, with payment terms beyond one year.  As of July 4, 2009, long-term accounts receivable totaled $69.5 million, net of unearned finance charges of $13.6 million.  As of January 3, 2009, long-term accounts receivable totaled $67.3 million, net of unearned finance charges of $13.4 million.

SOC sells finance receivable loan originations to CIT on a limited recourse basis and retains the rights to service such loans, for which SOC receives contractual servicing fees.  SOC recognizes a servicing asset at the time the loan originations are sold to CIT since the contractual servicing fee provides SOC with more than adequate compensation for the level of services provided.  Contractual servicing fees were $2.2 million and $4.5 million for the three and six month periods ended July 4, 2009, respectively, and were $2.3 million and $4.7 million for the three and six month periods ended June 28, 2008, respectively.  The servicing asset is amortized to “Financial services revenue” over the life of the finance receivables.  See Note 19 for information on subsequent events.

Servicing assets are included in “Accounts receivable – net” in the accompanying Condensed Consolidated Balance Sheets.  The following summarizes the activity in servicing assets for the three and six month periods ended July 4, 2009, and June 28, 2008:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(Amounts in millions)	2009	2008	2009	2008
Servicing assets at beginning of period	$3.1	$6.3	$3.9	$6.9
Originated	1.2	1.0	2.2	2.2
Amortized	(1.9)	(1.8)	(3.7)	(3.6)
Servicing assets at end of period	$2.4	$5.5	$2.4	$5.5

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 4: Inventories

Inventories by major classification are as follows:

	July 4,	January 3,
(Amounts in millions)	2009	2009
Finished goods	$287.6	$342.2
Work in progress	29.6	30.5
Raw materials	67.6	69.8
Total FIFO value	384.8	442.5
Excess of current cost over LIFO cost	(82.0)	(83.3)
Total inventories – net	$302.8	$359.2

Inventories accounted for using the first-in, first-out (“FIFO”) method as of July 4, 2009, and January 3, 2009, approximated 68% and 64% of total inventories, respectively.  The company accounts for its non-U.S. inventory on the FIFO basis.  As of July 4, 2009, approximately 33% of the company’s U.S. inventory was accounted for using the FIFO basis and 67% was accounted for using the last-in, first-out (“LIFO”) basis.

Note 5: Intangible and Other Assets

The changes in the carrying amount of goodwill by segment for the six month period ended July 4, 2009, were as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Diagnostics & Information Group	Total
Balance as of January 3, 2009	$364.6	$12.5	$424.7	$801.8
Currency translation	1.6	–	3.0	4.6
Balance as of July 4, 2009	$366.2	$12.5	$427.7	$806.4

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Additional disclosures related to other intangible assets are as follows:

	July 4, 2009		January 3, 2009
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$135.8	$(24.0)	$133.2	$(19.2)
Developed technology	19.6	(11.4)	18.7	(8.6)
Internally developed software	50.1	(26.0)	46.6	(21.1)
Patents	30.9	(17.6)	31.5	(17.3)
Trademarks	1.9	(0.5)	1.9	(0.5)
Other	10.9	(1.3)	9.6	(1.0)
Total	249.2	(80.8)	241.5	(67.7)
Non-amortized trademarks	45.0	–	44.5	–
Total other intangible assets	$294.2	$(80.8)	$286.0	$(67.7)

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2009, the results of which did not result in any impairment.  Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, loss of key customers and/or changes in technology or markets, could require a provision for impairment in a future period.

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

Amortization expense was $6.2 million and $12.3 million for the three and six month periods ended July 4, 2009, respectively, and $6.4 million and $12.1 million for the three and six month periods ended June 28, 2008, respectively.  Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, annual amortization

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

expense is expected to be $24.6 million in 2009, $20.7 million in 2010, $17.6 million in 2011, $14.2 million in 2012, $10.9 million in 2013, and $10.0 million in 2014.

The company has various insurance policies on the lives of certain former executive officers.  Snap-on’s investment in these policies is recorded net of policy loans in “Other assets” on the accompanying Condensed Consolidated Balance Sheets.  The policy loans carry a variable interest rate (currently at 6.4%), require interest only payments annually, and are collateralized by the cash value of the life insurance policies.  The interest rate charged on the policy loans may be adjusted annually based on a corporate bond yield as published by Moody’s Investors Service.  A summary of the net cash value of life insurance as of July 4, 2009, and January 3, 2009, is as follows:

	July 4,	January 3,
(Amounts in millions)	2009	2009
Cash surrender value of life insurance	$9.1	$8.7
Policy loans outstanding	(9.1)	(5.9)
Net cash value of life insurance	$–	$2.8

Note 6: Exit and Disposal Activities

Snap-on recorded costs associated with exit and disposal activities for the three and six month periods ended July 4, 2009, and June 28, 2008, as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(Amounts in millions)	2009	2008	2009	2008
Exit and disposal costs:
Cost of goods sold
Commercial & Industrial	$4.9	$–	$5.9	$0.7
Snap-on Tools	0.2	0.1	0.2	0.2
Diagnostics & Information	0.5	(0.2)	0.6	1.1
Total cost of goods sold	$5.6	$(0.1)	$6.7	$2.0

Operating expenses
Commercial & Industrial	$1.8	$0.4	$2.1	$1.1
Snap-on Tools	0.9	1.2	1.0	2.4
Diagnostics & Information	0.4	0.3	0.3	0.9
Financial Services	(0.1)	–	0.2	–
Corporate	–	0.2	0.3	0.2
Total operating expenses	$3.0	$2.1	$3.9	$4.6

Total restructuring expense
Commercial & Industrial	$6.7	$0.4	$8.0	$1.8
Snap-on Tools	1.1	1.3	1.2	2.6
Diagnostics & Information	0.9	0.1	0.9	2.0
Financial Services	(0.1)	–	0.2	–
Corporate	–	0.2	0.3	0.2
Total restructuring expenses	$8.6	$2.0	$10.6	$6.6

Of the $8.6 million and $10.6 million of costs incurred during the three and six month periods ended July 4, 2009, costs of $7.1 million and $7.8 million, respectively, qualified for accrual treatment.  Costs associated with exit and disposal

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

activities in 2009 primarily related to headcount reductions from (i) the ongoing evaluation of the company’s cost structure in light of the economic downturn and the continued focus on rapid continuous improvement (“RCI”); (ii) the consolidation of the company’s power tools manufacturing operations in the United States; (iii) the realignment of the field sales and service organizations in the United States and Canada; and (iv) various management and other realignment actions at other Snap-on facilities.

Snap-on’s exit and disposal accrual activity for the first six months of 2009 was as follows:

	Balance at January 3,	First Quarter		Balance at April 4,	Second Quarter		Balance at July 4,
(Amounts in millions)	2009	Additions	Usage	2009	Additions	Usage	2009
Severance costs:
Commercial & Industrial	$5.6	$0.3	$(1.7)	$4.2	$5.2	$(3.5)	$5.9
Snap-on Tools	4.0	0.1	(1.5)	2.6	0.8	(0.6)	2.8
Diagnostics & Information	1.9	–	(1.0)	0.9	1.0	(1.2)	0.7
Corporate	0.1	0.2	(0.1)	0.2	–	(0.1)	0.1
Facility-related costs:
Snap-on Tools	0.2	0.1	–	0.3	0.1	(0.2)	0.2
Diagnostics & Information	0.1	–	–	0.1	–	–	0.1
Corporate	0.1	–	–	0.1	–	–	0.1
Total	$12.0	$0.7	$(4.3)	$8.4	$7.1	$(5.6)	$9.9

Exit and disposal accrual usage totaled $5.6 million and $9.9 million during the three and six month periods ended July 4, 2009, respectively.  Since year-end 2008, Snap-on has reduced headcount by approximately 660 employees as part of its restructuring actions.  It is expected that the majority of the exit and disposal accrual will be utilized in 2009.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities.  The estimated costs for the exit and disposal activities were based on management’s judgment under prevailing circumstances.

Note 7: Income Taxes

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 33.2% in the first six months of 2009 and 34.1% in the first six months of 2008.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions.  Snap-on and its subsidiaries are routinely examined by tax authorities in certain of these jurisdictions and it is reasonably possible that some of these examinations may be resolved within the next 12 months.  Due to the potential resolution of these global examinations, it is reasonably possible that Snap-on’s gross unrecognized tax benefits may decrease by a range of zero to $5.2 million over the next 12 months.

Note 8: Short-term and Long-term Debt

Notes payable, current maturities of long-term debt and long-term debt as of July 4, 2009, were $819.3 million, as compared to $515.4 million as of January 3, 2009.  The $303.9 million increase in debt over year-end 2008 levels is primarily due to the company’s issuance of $300 million of fixed rate, long-term notes on February 24, 2009, which included $100 million of unsecured 5.85% notes that mature in 2014 and $200 million of unsecured 6.70% notes that mature in 2019; interest on these notes is be paid semi-annually beginning on September 1, 2009.  Snap-on anticipates

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

using the $297.7 million of proceeds from the sale of the notes, net of $2.3 million of transaction costs, for general corporate purposes, including the January 2010 repayment of $150 million of outstanding notes upon their maturity.  No commercial paper was outstanding at July 4, 2009, or January 3, 2009.

Notes payable and current maturities of long-term debt of $166.7 million as of July 4, 2009, included $150 million of long-term debt that matures on January 12, 2010, and $16.7 million of other notes payable.  At January 3, 2009, the $150 million note was included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as its scheduled maturity was in excess of one year of the year-end balance sheet date.

Long-term debt of $652.6 million as of July 4, 2009, included (i) $200 million of unsecured 6.25% notes that mature in 2011; (ii) $150 million of unsecured 5.50% notes that mature in 2017; (iii) $100 million of unsecured 5.85% notes that mature in 2014; (iv) $200 million of unsecured 6.70% notes that mature in 2019; and (v) $2.6 million of other long-term debt.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012; as of July 4, 2009, no amounts were outstanding under this revolving credit facility.  The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00.  As of July 4, 2009, the company’s actual ratios of 0.39 and 2.08, respectively, were both within the permitted ratios as set forth in this financial covenant.

As of July 4, 2009, Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit.  The committed bank lines consist of two $10 million lines of credit that expire on July 27, 2010, and August 30, 2009, respectively.

As of July 4, 2009, Snap-on had $520 million of unused available debt capacity under the terms of its revolving multi-currency credit facility and committed bank lines of credit.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility discussed above, Snap-on’s debt agreements and credit facilities also contain certain usual and customary borrowing, and affirmative, negative and maintenance covenants.  As of July 4, 2009, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

CIT and Snap-on have agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis.  As of July 4, 2009, and January 3, 2009, no amounts were loaned to SOC by either Snap-on or CIT pursuant to this agreement.  See Note 19 for information on subsequent events.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Foreign Currency Risk Management: Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations and restrictions on the movement of funds.  Foreign currency exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency, including intercompany loans to foreign subsidiaries denominated in foreign currencies.  To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments to protect the residual net exposures.  Snap-on manages most of these exposures on a consolidated basis, which allows for netting of certain exposures to take advantage of natural offsets.  Foreign exchange forward contracts are used to hedge the net exposures.  Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates.  Snap-on’s foreign exchange forward contracts are typically not designated as hedges under SFAS No. 133.  The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings.

At July 4, 2009, Snap-on had $200.9 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $77.9 million in euros, $62.3 million in Swedish kronor, $21.8 million in Australian dollars, $15.4 million in British pounds, $9.7 million in Canadian dollars, $8.5 million in Singapore dollars, $4.4 million in Norwegian krone, $2.8 million in Danish kroner, and $5.5 million in other currencies, and various sell contracts of $3.7 million in Turkish lira and $3.7 million in other currencies.  At January 3, 2009, Snap-on had $169.2 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $67.4 million in euros, $60.0 million in Swedish kronor, $20.6 million in Australian dollars, $6.5 million in Singapore dollars, $5.4 million in Canadian dollars, $5.0 million in British pounds, $4.0 million in Norwegian krone, $1.9 million in Danish kroner, and $2.0 million in other currencies, and various sell contracts in other currencies totaling $3.6 million.

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

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates.  Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges.  The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense.  For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $50 million at both July 4, 2009, and January 3, 2009.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Treasury Lock Agreements: Snap-on enters into treasury lock agreements to manage the risks associated with changing benchmark interest rates on its extended credit installment loans that are sold to CIT and to manage the potential change in interest rates in anticipation of issuing fixed rate debt.  Treasury lock agreements are accounted for as cash flow hedges. The effective differentials paid or received on treasury lock agreements related to credit installment loans are recognized as adjustments to “Financial services revenue” on the accompanying Condensed Consolidated Statements of Earnings.  The effective differentials paid or received on treasury lock agreements related to the anticipated issuance of fixed rate debt are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings.  During the second quarter of 2009, Snap-on settled treasury locks of $28 million related to the settlement of extended credit installment receivables sold to CIT.  During the first six months of 2009, Snap-on settled treasury locks of $79 million related to the settlement of extended credit installment receivables sold to CIT and $100 million related to the forecasted principal debt issuance related to the company’s offering of $300 million of fixed rate, long-term notes on February 24, 2009.  The notional amount of treasury locks outstanding and designated as cash flow hedges was $30 million as of July 4, 2009, and $51 million as of January 3, 2009.

The following table represents the fair value of derivative instruments included within the Condensed Consolidated Balance Sheets:

		July 4, 2009		January 3, 2009
(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives Designated as Hedging Instruments Under SFAS No. 133:
Interest rate swap agreements	Other assets	$2.3	$–	$3.1	$–
Treasury lock agreements	Other accrued liabilities	–	0.3	–	3.4
Firm commitment agreements	Other accrued liabilities	–	–	–	0.2
Total		$2.3	$0.3	$3.1	$3.6

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133:
Foreign exchange forwards	Prepaid expenses and other assets	$16.0	$–	$10.5	$–
Foreign exchange forwards	Other accrued liabilities	–	2.6	–	16.1
Total		$16.0	$2.6	$10.5	$16.1

Total derivative instruments		$18.3	$2.9	$13.6	$19.7

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table represents the effect of derivative instruments designated as fair value hedges under SFAS No. 133 as included in the Condensed Consolidated Statements of Earnings:

		Effective Portion of Gain /		Effective Portion of Gain /
		(Loss) Recognized in Income		(Loss) Recognized in Income
	Statement of	Three months ended		Six months ended
(Amounts in millions)	Earnings Presentation	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Derivatives Designated as Fair Value Hedges:

Interest rate swap agreements	Interest expense	$0.3	$0.1	$0.9	$0.7

The following tables represent the effect of derivative instruments designated as cash flow hedges under SFAS No. 133 as included in “Accumulated other comprehensive income (loss)” on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Earnings:

Effective Portion of Gain /
	Effective Portion of Gain /			(Loss) Reclassified from
	(Loss) Recognized in			Accumulated OCI into
	Accumulated OCI			Income
	Three months ended		Statement of	Three months ended
(Amounts in millions)	July 4, 2009	June 28, 2008	Earnings Presentation	July 4, 2009	June 28, 2008
Derivatives Designated as Cash Flow Hedges:

Treasury lock agreements	$(0.1)	$–	Financial services revenue	$(1.0)	$(0.1)

				Effective Portion of Gain /
	Effective Portion of Gain /			(Loss) Reclassified from
	(Loss) Recognized in			Accumulated OCI into
	Accumulated OCI			Income
	Six months ended		Statement of	Six months ended
(Amounts in millions)	July 4, 2009	June 28, 2008	Earnings Presentation	July 4, 2009	June 28, 2008
Derivatives Designated as Cash Flow Hedges:

Treasury lock agreements	$0.8	$–	Interest expense	$–	$–
			Financial services
Treasury lock agreements	(0.3)	–	revenue	(2.6)	(0.1)

Firm commitment agreements	–	–	Net sales	(0.1)	–

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table represents the effect of derivative instruments not designated as hedging instruments under SFAS No. 133 as included in the Condensed Consolidated Statements of Earnings:

		Gain / (Loss) Recognized in		Gain / (Loss) Recognized in
		Income		Income
	Statement of	Three months ended		Six months ended
(Amounts in millions)	Earnings Presentation	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Derivatives Not Designated as Hedging Instruments:

Foreign exchange forwards	Other income (expense) – net	$18.3	$(1.4)	$3.3	$23.2

As discussed above, Snap-on’s foreign exchange forward contracts are typically not designated as hedges under SFAS No. 133.  The fair value changes of derivatives not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings.  The $18.3 million derivative gain recognized in the second quarter of 2009 was offset by transaction losses on net exposures of $17.6 million, resulting in a net foreign exchange gain for the second quarter of $0.7 million.  The $1.4 million derivative loss recognized in the second quarter of 2008 was offset by transaction gains on net exposures of $0.9 million, resulting in a net foreign exchange loss for the second quarter of $0.5 million.  The $3.3 million derivative gain recognized in the first half of 2009 was offset by transaction losses on net exposures of $3.2 million, resulting in a year to date net foreign exchange gain of $0.1 million.  The $23.2 million derivative gain recognized in the first half of 2008 was offset by transaction losses on net exposures of $24.2 million, resulting in a year to date net foreign exchange loss of $1.0 million.  The resulting net foreign exchange gains and losses are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings.  See Note 16 for additional information on Other income (expense) – net.

See Note 17 for a description of how the above financial instruments are valued in accordance with SFAS No. 157; see Note 14 for additional information on changes in comprehensive income.

At July 4, 2009, the maximum maturity date of any fair value hedge was three years and the maximum maturity date of any cash flow hedge was three months.  During the next 12 months, Snap-on expects to reclassify into earnings net losses from “Accumulated other comprehensive income (loss)” of approximately $0.1 million after tax at the time the underlying hedge transactions are realized.

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

Installment contracts: A discounted cash flow analysis was performed over the average life of installment contracts using a current similar term market discount rate adjusted for credit quality, cost and profit factors.  As of July 4, 2009, and

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

January 3, 2009, the fair value was approximately $158 million and $148 million, respectively, versus a book value of $123.6 million and $115.6 million, respectively.

Senior long-term debt and current maturities: The fair value of senior long-term debt and current maturities was estimated based on quoted market values of Snap-on’s publicly traded debt.  As of July 4, 2009, and January 3, 2009, the fair value was approximately $819 million and $496 million, respectively, versus a book value of $800.0 million and $500.0 million, respectively.

All other financial instruments: The fair value of all cash equivalents, trade accounts receivable, accounts payable and other financial instruments approximates carrying value due to their short-term nature.

Note 10: Pension Plans

Snap-on’s net pension expense included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Service cost	$3.7	$5.3	$8.2	$10.7
Interest cost	13.6	13.4	26.8	26.8
Expected return on assets	(14.9)	(17.1)	(30.0)	(34.2)
Actuarial loss	2.0	0.4	3.3	0.6
Prior service cost	0.3	0.2	0.6	0.5
Net pension expense	$4.7	$2.2	$8.9	$4.4

In 2009, Snap-on expects to make contributions of approximately $8.2 million and $1.3 million to its foreign and domestic pension plans, respectively.

Note 11: Postretirement Health Care Plans

Snap-on’s postretirement health care expense included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Service cost	$–	$0.1	$0.1	$0.2
Interest cost	1.3	1.1	2.4	2.2
Expected return on plan assets	(0.2)	(0.3)	(0.4)	(0.6)
Unrecognized net gain	–	(0.2)	–	(0.5)
Prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Net postretirement expense	$1.0	$0.6	$1.9	$1.1

Note 12: Stock-Based Compensation

The 2001 Incentive Stock and Awards Plan, as Amended (“2001 Plan”), which was approved by shareholders in 2001 and amended and approved by shareholders in 2006, provides for the grant of stock options, performance share awards, stock appreciation rights and restricted stock awards.  As of July 4, 2009, the 2001 Plan had 2,002,438 shares available for future grants; the company uses treasury stock to deliver shares issued under the 2001 Plan.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The reversal of performance award accruals not expected to vest and the impact of mark-to-market adjustments on stock appreciation rights resulted in a net credit to income of $4.2 million for both the three and six month periods ended July 4, 2009.  The net compensation expense for the three and six month periods ended June 28, 2008, was $4.3 million and $8.0 million, respectively.  Cash received from option exercises during the three and six month periods ended July 4, 2009, totaled $3.3 million and $3.4 million, respectively.  Cash received from option exercises during the three and six month periods ended June 28, 2008, totaled $27.8 million and $39.0 million, respectively.  The tax benefit realized from the exercise of share-based payment arrangements was insignificant for the three month period ended July 4, 2009, and was $3.4 million for the six month period ended July 4, 2009.  The tax benefit realized from the exercise of share-based payment arrangements was $3.9 million and $10.4 million for the three and six month periods ended June 28, 2008, respectively.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model.  The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the expected term of options granted (based on the period of time that options granted are expected to be outstanding).  Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option.  The expected dividend yield is based on the company’s historical dividend payments.  The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option.  The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three and six month periods ended July 4, 2009, and June 28, 2008, using the Black-Scholes valuation model:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Expected term of option (in years)	5.70	5.85	5.87	5.84
Expected volatility factor	33.00%	26.47%	30.17%	25.97%
Expected dividend yield	2.76%	2.79%	2.72%	2.79%
Risk-free interest rate	2.05%	3.12%	1.77%	2.72%

A summary of stock option activity as of and for the six month period ended July 4, 2009, is presented below:

	Shares (in thousands)	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 3, 2009	1,788	$42.48
Granted	572	29.72
Exercised	(16)	31.19
Forfeited	(47)	38.53
Outstanding at July 4, 2009	2,297	$39.46	7.25	$0.2
Exercisable at July 4, 2009	1,263	$39.28	5.79	$0.2

(*) Weighted-average

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The weighted-average grant date fair value of options granted during the six month periods ended July 4, 2009, and June 28, 2008, was $6.74 and $10.81, respectively.  The intrinsic value of options exercised was insignificant during the six month period ended July 4, 2009, and was $17.3 million for the six month period ended June 28, 2008.  The fair value of stock options vested during the six month periods ended July 4, 2009, and June 28, 2008, was $3.3 million and $4.0 million, respectively.

As of July 4, 2009, there was $7.3 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 1.9 years.

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

The fair value of these awards is estimated on the date of grant using the Black-Scholes valuation model.  The company uses the vesting period of the performance awards as the expected term of the awards granted.  Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the performance award.  The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the length of time corresponding to the expected term of the performance award.  The following weighted-average assumptions were used in calculating the fair value of performance awards granted during the six month periods ended July 4, 2009, and June 28, 2008, using the Black-Scholes valuation model:

	Six Months Ended
	July 4,	June 28,
	2009	2008
Expected term of performance award (in years)	3.0	3.0
Expected volatility factor	37.09%	26.16%
Risk-free interest rate	1.32%	2.11%

The weighted-average grant date fair value of performance awards granted during the six month periods ended July 4, 2009, and June 28, 2008, was $29.69 and $51.75, respectively.  Performance share awards of 125,164 shares and 91,977 shares were paid out during the six month periods ended July 4, 2009, and June 28, 2008, respectively.  As performance share awards generally vest only at the end of the performance award period, no shares vested during the six month periods ended July 4, 2009, and June 28, 2008.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The status of the company’s non-vested performance share awards and changes during the six month period ended July 4, 2009, is presented below:

	Shares (in thousands)	Fair Value (*)
Non-vested performance awards at January 3, 2009	340	$51.00
Granted	242	29.69
Vested	–	–
Cancellations	(41)	47.71
Non-vested performance awards at July 4, 2009	541	$40.44

(*) Weighted-average

As of July 4, 2009, there was $8.7 million of unrecognized compensation cost related to non-vested performance share awards granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

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

The fair value of SARs is remeasured each reporting period using the Black-Scholes valuation model.  The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding.  Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs.  The expected dividend yield is based on the company’s historical dividend payments.  The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs.  The following weighted-average assumptions were used in calculating the fair value of SARs granted during the three and six month periods ended July 4, 2009, and June 28, 2008, using the Black-Scholes valuation model:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Expected term of SARs (in years)	5.36	5.95	5.69	5.69
Expected volatility factor	34.09%	26.29%	30.25%	26.16%
Expected dividend yield	2.77%	2.79%	2.72%	2.79%
Risk-free interest rate	2.43%	3.36%	1.77%	3.36%

The total intrinsic value of SARs exercised was zero during both the three and six month periods ended July 4, 2009, and $0.9 million and $1.0 million for the three and six month periods ended June 28, 2008, respectively.  The total fair value of SARs vested during the first six months of 2009 and 2008 was $0.3 million and $0.4 million, respectively.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The status of the company’s non-vested SARs as of July 4, 2009, is presented below:

	SARs (in thousands)	Fair Value (*)
Non-vested SARs at January 3, 2009	201	$9.07
Granted	126	7.23
Vested	(68)	5.09
Cancellations	–	–
Non-vested SARs at July 4, 2009	259	$6.16

(*) Weighted-average

As of July 4, 2009, there was $1.5 million of unrecognized compensation cost related to non-vested SARs granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

Restricted Stock Awards

The company granted 36,980 restricted stock units to non-employee directors during the second quarter of 2009.  All restrictions will lapse upon the recipient’s termination of service as a director or in the event of a change in control, as defined in the 2001 Plan.

Note 13: Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Weighted-average common shares outstanding	57,665,601	57,611,588	57,607,666	57,557,439
Dilutive effect of stock-based instruments	256,493	533,387	274,074	608,328
Weighted-average common shares outstanding, assuming dilution	57,922,094	58,144,975	57,881,740	58,165,767

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method.  Options to purchase 1,508,669 shares and 1,854,776 shares of Snap-on common stock for the three and six month periods ended July 4, 2009, respectively, and options to purchase 12,000 shares and 585,470 shares of Snap-on common stock for the three and six month periods ended June 28, 2008, respectively, were not included in the computations of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 14: Comprehensive Income (Loss) and Consolidated Statements of Shareholders’ Equity

Total comprehensive income (loss) for the three and six month periods ended July 4, 2009, and June 28, 2008, was as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net earnings	$42.0	$70.4	$79.2	$128.1
Foreign currency translation	88.8	(8.9)	35.7	63.2
Change in fair value of derivative instruments, net of tax	0.9	–	3.2	–
Total comprehensive income (loss)	$131.7	$61.5	$118.1	$191.3

Comprehensive (income) loss attributable to non-redeemable noncontrolling interest	(5.2)	(3.7)	(8.6)	(4.9)
Comprehensive (income) loss attributable to redeemable noncontrolling interest	0.2	0.2	0.5	0.3
Total comprehensive income (loss) attributable to Snap-on	$126.7	$58.0	$110.0	$186.7

The following summarizes the changes in total shareholders’ equity for the six month period ended July 4, 2009:

(Amounts in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Shareholders’ Equity
Balance at January 3, 2009	$67.2	$155.5	$1,463.7	$(106.5)	$(393.4)	$18.0	$1,204.5
Net earnings for the six months ended July 4, 2009 (excludes $0.5 million of net loss attributable to the redeemable noncontrolling interest)	–	–	72.2	–	–	7.5	79.7
Foreign currency translation	–	–	–	35.7	–	–	35.7
Cash flow hedges	–	–	–	2.1	–	1.1	3.2
Cash dividends – $0.60 per share	–	–	(34.4)	–	–	–	(34.4)
Dividend reinvestment plan and other	–	0.7	–	–	–	(2.8)	(2.1)
Stock compensation plans	–	(0.5)	–	–	0.8	–	0.3
Tax benefit (deficiency) on stock-based compensation	–	(0.7)	–	–	–	–	(0.7)
Balance at July 4, 2009	$67.2	$155.0	$1,501.5	$(68.7)	$(392.6)	$23.8	$1,286.2

The following summarizes the changes in total shareholders’ equity for the six month period ended June 28, 2008:

(Amounts in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 29, 2007	$67.1	$137.9	$1,296.7	$142.8	$(364.4)	$17.3	$1,297.4
Net earnings for the six months ended June 28, 2008(excludes $0.3 million of net loss attributable to the redeemable noncontrolling interest)	–	–	123.5	–	–	4.9	128.4
Foreign currency translation	–	–	–	63.2	–	–	63.2
Cash dividends – $0.60 per share	–	–	(34.9)	–	–	–	(34.9)
Dividend reinvestment plan and other	–	0.6	–	–	–	(2.6)	(2.0)
Stock compensation plans	0.1	5.4	–	–	(27.7)	–	(22.2)
Tax benefit (deficiency) on stock-based compensation	–	5.0	–	–	–	–	5.0
Balance at June 28, 2008	$67.2	$148.9	$1,385.3	$206.0	$(392.1)	$19.6	$1,434.9

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following summarizes the changes in the redeemable noncontrolling interest for the six month periods ended July 4, 2009, and June 28, 2008:

	Six Months Ended
	July 4, 2009	June 28, 2008
Beginning of year	$4.3	$–
Redeemable noncontrolling interest	–	4.9
Net loss	(0.5)	(0.3)
End of period	$3.8	$4.6

Note 15:  Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded.  Snap-on calculates its reserve requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience.  The following summarizes Snap-on’s product warranty accrual activity for the three and six month periods ended July 4, 2009, and June 28, 2008:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Warranty reserve:
Beginning of period	$12.5	$17.0	$15.5	$17.1
Additions	3.3	3.1	3.8	5.6
Usage	(2.3)	(2.9)	(5.8)	(5.5)
End of period	$13.5	$17.2	$13.5	$17.2

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions against Snap-on (primarily for franchisee van loans).  At July 4, 2009, and January 3, 2009, $14.2 million and $15.4 million of loans, respectively, with terms ranging from six months to seven years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due.  The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default.  The estimated fair value of the guarantees for all loan originations with recourse as of July 4, 2009, was not material.

The Wanda Snap-on joint venture agreement granted a redeemable noncontrolling interest right to the noncontrolling shareholder that could require Snap-on to acquire the noncontrolling interest at a purchase price of either 65.3 million Chinese yuan (approximately $9.6 million at July 4, 2009, exchange rates) or 76.2 million Chinese yuan (approximately $11.2 million at July 4, 2009, exchange rates) if certain financial metrics (as defined in the joint venture agreement) are reached during the five-year period subsequent to the acquisition date.  As of July 4, 2009, Snap-on does not believe that the redeemable noncontrolling interest right will become exercisable.

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 16: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Interest income	$0.5	$1.7	$0.8	$4.0
Foreign exchange gain (loss)	0.7	(0.5)	0.1	(1.0)
Other	(0.1)	0.1	(0.1)	(0.7)
Total other income (expense) – net	$1.1	$1.3	$0.8	$2.3

Note 17: Fair Value Measurements

Snap-on has derivative assets and liabilities that are measured at Level 2 fair value on a recurring basis as follows:

(Amounts in millions)	July 4, 2009
Assets:
Short-term derivative	$16.0
Long-term interest rate swaps	2.3
Total assets	$18.3

Liabilities:
Short-term derivative	$(2.9)
Long-term interest rate swaps	–
Total liabilities	$(2.9)

The fair values of the derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities.  The short-term derivative assets and liabilities contain (i) foreign exchange forward contracts that are valued monthly based on exchange rates quoted by domestic and foreign banks for similar instruments; and (ii) treasury lock agreements that are valued monthly using bank benchmark rates for similar instruments.  The long-term interest rate swaps are valued monthly based on the six-month LIBOR swap rate for similar instruments.  The short-term derivative assets and liabilities are included in “Prepaid expenses and other assets” and “Other accrued liabilities,” respectively, and the long-term interest rate swap assets are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets.  The company did not have any assets or liabilities measured at Level 1 or Level 3, or implement any changes in its valuation techniques as of and for the six month period ended July 4, 2009.  See Note 9 for additional information on the company’s financial instruments.

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

Financial data by segment was as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net sales:
Commercial & Industrial Group	$256.4	$387.7	$516.2	$744.4
Snap-on Tools Group	258.3	292.8	500.7	582.1
Diagnostics & Information Group	137.0	164.8	269.5	319.8
Segment net sales	651.7	845.3	1,286.4	1,646.3
Intersegment eliminations	(61.7)	(79.2)	(123.8)	(158.6)
Total net sales	$590.0	$766.1	$1,162.6	$1,487.7
Financial services revenue	25.6	18.3	45.6	43.7
Total revenues	$615.6	$784.4	$1,208.2	$1,531.4

Operating earnings:
Commercial & Industrial Group	$0.1	$49.3	$18.1	$87.5
Snap-on Tools Group	28.0	35.3	49.1	69.7
Diagnostics & Information Group	34.0	31.0	59.7	51.4
Financial Services	16.6	10.8	26.6	23.6
Segment operating earnings	78.7	126.4	153.5	232.2
Corporate	(8.4)	(14.7)	(18.9)	(27.3)
Operating earnings	$70.3	$111.7	$134.6	$204.9
Interest expense	(11.6)	(8.8)	(20.2)	(18.3)
Other income (expense) – net	1.1	1.3	0.8	2.3
Earnings before income taxes and equity earnings (loss)	$59.8	$104.2	$115.2	$188.9

(Amounts in millions)	July 4, 2009	January 3, 2009
Assets:
Commercial & Industrial Group	$1,012.6	$1,075.1
Snap-on Tools Group	421.4	442.7
Diagnostics & Information Group	753.5	769.1
Financial Services	158.2	160.1
Total assets from reportable segments	$2,345.7	$2,447.0
Corporate	696.2	294.1
Elimination of intersegment receivables	(34.9)	(30.8)
Total assets	$3,007.0	$2,710.3

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 19:  Subsequent Events

On July 16, 2009, Snap-on terminated its joint venture agreement with CIT relating to the parties’ SOC financial services joint venture.  Snap-on purchased CIT’s ownership interest in SOC for approximately $8.2 million pursuant to Snap-on’s rights under the joint venture agreement.  SOC will continue to service the portfolio of contracts, estimated at approximately $830 million as of the termination date, that were previously sold to and remain owned by CIT; Snap-on has no obligation to purchase the existing portfolio of contracts owned by CIT.

The operations of SOC are expected to be uninterrupted by this event and all activities surrounding the financing of extended credit contracts to customers, leases of shop equipment and loans to franchisees will continue without change.  Snap-on will provide financing for new contract originations to franchisees and their customers on a prospective basis.  Snap-on estimates that the incremental financing needs of this business will approximate $450 million over the next 12 months.  New contracts originated by SOC will be reflected as finance receivables on the company’s balance sheet, and the company will record the interest yield on these receivables over the life of the contract as financial services revenue. Snap-on will also record additional interest cost on debt incurred to fund new contract originations.  Previously, the company recorded gains on contracts sold to CIT as financial services revenue.

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

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain efficiencies and savings from its Rapid Continuous Improvement and other cost reduction initiatives, including its ability to implement reductions in workforce, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and lost revenues.  These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby enhance their sales and profitability, introduce successful new products, successfully integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the need to provide financing for the contracts and loans originated by Snap-on Credit LLC due to the termination of Snap-on’s joint venture with The CIT Group, Inc., litigation challenges and external negative factors including the current instability in world credit and financial markets, weakness in the global economy, the substantial weakness and uncertainty in the U.S. automotive industry, and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, and the impact of legal proceedings, energy and raw material supply and pricing, including steel and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs, the impacts of non-strategic business and/or product line rationalizations, and terrorist disruptions on business.  Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.  Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Subsequent Events:

On July 16, 2009, Snap-on terminated its joint venture agreement with The CIT Group, Inc. (“CIT”) relating to the parties’ Snap-on Credit LLC (“SOC”) financial services joint venture.  Snap-on purchased CIT’s ownership interest in SOC for approximately $8.2 million pursuant to Snap-on’s rights under the joint venture agreement.  SOC will continue to service the portfolio of contracts, estimated at approximately $830 million as of the termination date, that were previously sold to and remain owned by CIT; Snap-on has no obligation to purchase the existing portfolio of contracts owned by CIT.

The operations of SOC are expected to be uninterrupted by this event and all activities surrounding the financing of extended credit contracts to customers, leases of shop equipment and loans to franchisees will continue without change.  Snap-on will provide financing for new contract originations to franchisees and their customers on a prospective basis.  Snap-on estimates that the incremental financing needs of this business will approximate $450 million over the next 12 months.  New contracts originated by SOC will be reflected as finance receivables on the company’s balance sheet, and the company will record the interest yield on these receivables over the life of the contract as financial services revenue. Snap-on will also record additional interest cost on debt incurred to fund new contract originations.  Previously, the company recorded gains on contracts sold to CIT as financial services revenue.

Snap-on believes that it has sufficient available cash, cash flow from operating activities, and available credit facilities, including access to public debt markets, to fund the financing needs of SOC.

The termination of the joint venture agreement with CIT on July 16, 2009, occurred subsequent to Snap-on’s second-quarter end.  As a result, the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations, as of and for the three and six month periods ended July 4, 2009, and June 28, 2008, and as of January 3, 2009, includes the results of operations, financial position and cash flows for the company’s joint venture with CIT.  Unless otherwise indicated, and as included in the accompanying Liquidity and Capital Resources and Outlook discussions, the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations does not address any prospective changes as a result of the joint venture termination.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

RESULTS OF OPERATIONS

Results of operations for the three month periods ended July 4, 2009, and June 28, 2008, are as follows:

	Three Months Ended
(Amounts in millions)	July 4, 2009		June 28, 2008		Change
Net sales	$590.0	100.0%	$766.1	100.0%	$(176.1)	-23.0%
Cost of goods sold	(336.0)	-56.9%	(419.6)	-54.8%	83.6	19.9%
Gross profit	254.0	43.1%	346.5	45.2%	(92.5)	-26.7%

Financial services revenue	25.6	100.0%	18.3	100.0%	7.3	39.9%
Financial services expenses	(9.0)	-35.2%	(7.5)	-41.0%	(1.5)	-20.0%
Operating income from financial services	16.6	64.8%	10.8	59.0%	5.8	53.7%

Operating expenses	(200.3)	-33.9%	(245.6)	-32.1%	45.3	18.4%
Operating earnings	70.3	11.4%	111.7	14.2%	(41.4)	-37.1%

Interest expense	(11.6)	-1.9%	(8.8)	-1.1%	(2.8)	-31.8%
Other income (expense) – net	1.1	0.2%	1.3	0.2%	(0.2)	-15.4%
Earnings before income taxes and equity earnings (loss)	59.8	9.7%	104.2	13.3%	(44.4)	-42.6%
Income tax expense	(17.6)	-2.9%	(34.5)	-4.4%	16.9	49.0%
Earnings before equity earnings (loss)	42.2	6.8%	69.7	8.9%	(27.5)	-39.5%
Equity earnings (loss), net of tax	(0.2)	–	0.7	0.1%	(0.9)	NM
Net earnings	42.0	6.8%	70.4	9.0%	(28.4)	-40.3%
Net earnings attributable to noncontrolling interests	(4.6)	-0.7%	(3.5)	-0.5%	(1.1)	-31.4%
Net earnings attributable to Snap-on Incorporated	$37.4	6.1%	$66.9	8.5%	$(29.5)	-44.1%

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

Net sales in the second quarter of 2009 of $590.0 million were down $176.1 million, or 23.0%, from 2008 levels.  The year-over-year sales decline reflects the impact of the ongoing global recession that continued in the second quarter of 2009.  The year-over-year sales decline also included $50.2 million of unfavorable currency translation largely due to the strengthening of the dollar.  Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including currency translation fluctuations.  Excluding the $50.2 million of unfavorable currency translation, organic (excluding foreign currency translation effects) sales in the second quarter of 2009 declined 16.4% from 2008 levels.

Sales in the Commercial & Industrial Group of $256.4 million were down $131.3 million, or 33.9%, year over year.  Excluding $33.2 million of unfavorable currency translation, organic sales in the Commercial & Industrial Group declined 25.3% year over year primarily due to the continued economic downturn.  Sales in the Snap-on Tools Group of $258.3 million declined $34.5 million, or 11.8%, year over year.  Excluding $12.4 million of unfavorable currency translation, organic sales in the Snap-on Tools Group declined 7.5% year over year.  In the Diagnostics & Information

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Group, sales of $137.0 million were down $27.8 million, or 16.9%, from 2008 levels primarily due to lower essential tool and facilitation program sales to Original Equipment Manufacturer (“OEM”) dealerships.  Excluding $7.2 million of unfavorable currency translation, organic sales in the Diagnostics & Information Group declined 12.5%.

Gross profit in the second quarter of 2009 was $254.0 million as compared to $346.5 million in 2008.  The $92.5 million decline in year-over-year gross profit is primarily due to the lower sales volumes, costs to carry excess manufacturing capacity as a result of lower production and inventory reduction efforts, $23.2 million of unfavorable currency impacts, and $5.7 million of higher restructuring costs.  These year-over-year declines in gross profit were partially offset by $12.8 million of savings from ongoing efficiency and productivity (collectively “Rapid Continuous Improvement” or “RCI”) initiatives and other cost reduction activities, including benefits from restructuring and material cost reduction.  As a percentage of sales, gross profit margin was 43.1% in the second quarter of 2009, as compared to 45.2% in 2008.

Operating expenses in the second quarter of 2009 were $200.3 million, as compared to $245.6 million in 2008.  In addition to lower volume-related expenses, the $45.3 million reduction in year-over-year operating expenses primarily resulted from $17.2 million of benefits from ongoing RCI and other cost reduction initiatives, $13.5 million of currency translation, and lower performance-based compensation and other expenses.  These year-over-year declines in operating expenses were partially offset by $3.0 million of higher pension expense as a result of declines in pension asset values and $1.0 million of higher restructuring costs.  As a percentage of net sales, operating expenses were 33.9% in the second quarter of 2009, as compared to 32.1% in 2008.

Operating income from Financial Services was $16.6 million on revenue of $25.6 million in the second quarter of 2009, as compared with $10.8 million of operating income on revenue of $18.3 million in 2008.  The year-over-year increase in revenue and operating income primarily reflects the impact of lower market discount rates and higher levels of originations.

Consolidated operating earnings in the second quarter of 2009 of $70.3 million declined $41.4 million, or 37.1%, from the $111.7 million achieved in the second quarter of 2008.  Unfavorable currency effects contributed $10.3 million of the $41.4 million decrease in year-over-year operating earnings.

Interest expense of $11.6 million in the second quarter of 2009 was up $2.8 million from prior year primarily due to the company’s issuance of $300 million of fixed rate, long-term notes on February 24, 2009, partially offset by the impact of declining interest rates on the company’s floating rate debt.  See Note 8 to the Condensed Consolidated Financial Statements for information on the company’s debt and credit facilities.

Other income (expense) – net was income of $1.1 million in the second quarter of 2009 as compared to income of $1.3 million in 2008.  Other income (expense) – net primarily included interest income and hedging and currency exchange rate transaction gains and losses.  See Note 16 to the Condensed Consolidated Financial Statements for further information.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 31.9% in the second quarter of 2009 and 34.3% in the second quarter of 2008.  The lower second quarter 2009 effective income tax rate is primarily due to realization of a tax benefit in a foreign jurisdiction partially offset by a higher mix of U.S. earnings.  See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

On March 5, 2008, Snap-on acquired a 60% interest in Zhejiang Wanda Tools Co., Ltd. (“Wanda Snap-on”), a tool manufacturer in China, for a total purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs.  The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

further expand its manufacturing presence in emerging growth markets and lower-cost regions.  For segment reporting purposes, the results of Wanda Snap-on, which have been included in Snap-on’s consolidated financial statements since the date of acquisition, are included in the Commercial & Industrial Group.  The net sales and operating earnings impact of the acquisition were not material to Snap-on’s 2008 or 2009 results of operations or financial position.

Net earnings attributable to Snap-on in the second quarter of 2009 were $37.4 million, or $0.65 per diluted share.  Net earnings attributable to Snap-on in the second quarter of 2008 were $66.9 million, or $1.15 per diluted share.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of operations for the six month periods ended July 4, 2009, and June 28, 2008, are as follows:

	Six Months Ended
(Amounts in millions)	July 4, 2009		June 28, 2008		Change
Net sales	$1,162.6	100.0%	$1,487.7	100.0%	$(325.1)	-21.9%
Cost of goods sold	(649.9)	-55.9%	(815.3)	-54.8%	165.4	20.3%
Gross profit	512.7	44.1%	672.4	45.2%	(159.7)	-23.8%

Financial services revenue	45.6	100.0%	43.7	100.0%	1.9	4.3%
Financial services expenses	(19.0)	-41.7%	(20.1)	-46.0%	1.1	5.5%
Operating income from financial services	26.6	58.3%	23.6	54.0%	3.0	12.7%

Operating expenses	(404.7)	-34.8%	(491.1)	-33.0%	86.4	17.6%
Operating earnings	134.6	11.1%	204.9	13.4%	(70.3)	-34.3%

Interest expense	(20.2)	-1.7%	(18.3)	-1.2%	(1.9)	-10.4%
Other income (expense) – net	0.8	0.1%	2.3	0.1%	(1.5)	-65.2%
Earnings before income taxes and equity earnings (loss)	115.2	9.5%	188.9	12.3%	(73.7)	-39.0%
Income tax expense	(35.9)	-2.9%	(62.8)	-4.1%	26.9	42.8%
Earnings before equity earnings (loss)	79.3	6.6%	126.1	8.2%	(46.8)	-37.1%
Equity earnings (loss), net of tax	(0.1)	–	2.0	0.2%	(2.1)	NM
Net earnings	79.2	6.6%	128.1	8.4%	(48.9)	-38.2%
Net earnings attributable to noncontrolling interests	(7.0)	-0.6%	(4.6)	-0.3%	(2.4)	-52.2%
Net earnings attributable to Snap-on Incorporated	$72.2	6.0%	$123.5	8.1%	$(51.3)	-41.5%

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

Net sales in the first six months of 2009 of $1,162.6 million were down $325.1 million, or 21.9%, from 2008 levels reflecting the ongoing global recession.  The year-over-year sales decline also included $104.7 million of unfavorable currency translation largely due to the strengthening of the dollar.  Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including currency translation fluctuations.  Excluding the $104.7 million of unfavorable currency translation, organic sales in the first six months of 2009 declined 14.8% from 2008 levels.

Sales in the Commercial & Industrial Group of $516.2 million declined $228.2 million, or 30.7%, year over year.  Excluding $66.8 million of unfavorable currency translation, organic sales in the Commercial & Industrial Group declined 21.7% year over year.  Sales in the Snap-on Tools Group of $500.7 million were down $81.4 million, or 14.0%, year over year.  Excluding $28.3 million of unfavorable currency translation, organic sales in the Snap-on Tools Group declined 9.1% year over year.  In the Diagnostics & Information Group, sales of $269.5 million were down $50.3 million, or 15.7%, from 2008 levels as higher sales of diagnostics products in Europe were more than offset by lower essential

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

tool and facilitation program sales to OEM dealerships and $13.9 million of unfavorable currency translation.  Excluding the unfavorable currency translation, organic sales in the Diagnostics & Information Group declined 11.4%.

Gross profit in the first six months of 2009 was $512.7 million as compared to $672.4 million in 2008.  The $159.7 million decline in year-over-year gross profit is primarily due to the lower sales volumes, costs to carry excess manufacturing capacity as a result of lower production and inventory reduction efforts, and $49.4 million of unfavorable currency effects.  These year-over-year declines in gross profit were partially offset by $20.1 million of savings from ongoing RCI and other cost reduction initiatives.  As a result of these factors, gross profit margin of 44.1% in 2009 declined 110 basis points (100 basis points equals 1.0 percent) from 45.2% in 2008.

Operating expenses in the first six months of 2009 were $404.7 million, as compared to $491.1 million in 2008.  In addition to lower volume-related and other expenses, the $86.4 million reduction in year-over-year operating expenses primarily resulted from $29.5 million of currency translation, $28.1 million of benefits from ongoing RCI and other cost reduction initiatives, and lower performance-based and stock-based compensation expense.  These declines in year-over-year operating expenses were partially offset by $6.0 million of higher pension expense as a result of declines in pension asset values.  As a percentage of net sales, operating expenses were 34.8% in the first six months of 2009, as compared to 33.0% in 2008.

Operating income from Financial Services was $26.6 million on revenue of $45.6 million in the first six months of 2009, as compared with $23.6 million of operating income on revenue of $43.7 million in 2008.  The year-over-year increase in revenue and operating income primarily reflects the impact of higher customer yields as a result of lower market discount rates partially offset by lower levels of originations.

Consolidated operating earnings in the first six months of 2009 of $134.6 million were down $70.3 million, or 34.3%, from the $204.9 million achieved in the first six months of 2008.  Unfavorable currency effects contributed $21.3 million of the $70.3 million decrease in year-over-year operating earnings.

Interest expense of $20.2 million in the first six months of 2009 was up $1.9 million from prior-year levels primarily due to the company’s issuance of $300 million of fixed-rate, long-term notes on February, 24, 2009, partially offset by declining interest rates on the company’s floating rate debt.  See Note 8 to the Condensed Consolidated Financial Statements for information on the company’s debt and credit facilities.

Other income (expense) — net was income of $0.8 million in the first six months of 2009, as compared to income of $2.3 million in 2008.  Other income (expense) — net primarily included interest income and hedging and currency exchange rate transaction gains and losses.  See Note 16 to the Condensed Consolidated Financial Statements for further information.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 33.2% in the first six months of 2009 and 34.1% in the first six months of 2008.  See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on in the first six months of 2009 were $72.2 million, or $1.25 per diluted share, as compared with $123.5 million, or $2.12 per diluted share, in 2008.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Exit and Disposal Activities

Snap-on recorded costs of $8.6 million and $10.6 million for exit and disposal activities in the three and six month periods of 2009, respectively, as compared to $2.0 million and $6.6 million of such costs in the three and six month periods of 2008, respectively.  Snap-on currently anticipates that full-year 2009 exit and disposal costs will be in a range of $20 million to $24 million, as compared to the $14.7 million incurred in full-year 2008.  See Note 6 to the Condensed Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance.  Snap-on’s reportable business segments include: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Diagnostics & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchise distribution channels.  The Snap-on Tools Group consists of the business operations serving the worldwide franchise van channel.  The Diagnostics & Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems, electronic parts catalogs, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace.  Financial Services consists of the business operations of SOC, a consolidated, 50%-owned joint venture between Snap-on and CIT, and Snap-on’s wholly owned finance subsidiaries in those international markets where Snap-on has franchise operations.

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

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	July 4, 2009		June 28, 2008		Change
External net sales	$230.1	89.7%	$347.6	89.7%	$(117.5)	-33.8%
Intersegment net sales	26.3	10.3%	40.1	10.3%	(13.8)	-34.4%
Segment net sales	256.4	100.0%	387.7	100.0%	(131.3)	-33.9%
Cost of goods sold	(183.1)	-71.4%	(240.9)	-62.1%	57.8	24.0%
Gross profit	73.3	28.6%	146.8	37.9%	(73.5)	-50.1%
Operating expenses	(73.2)	-28.6%	(97.5)	-25.2%	24.3	24.9%
Segment operating earnings	$0.1	0.0%	$49.3	12.7%	$(49.2)	-99.8%

Segment net sales of $256.4 million declined $131.3 million, or 33.9%, year over year.  Excluding $33.2 million of unfavorable currency translation, organic sales declined 25.3% year over year primarily as a result of the continued economic downturn that particularly impacted certain European markets in the second quarter.  In addition, the company believes that the significant decline in year-over-year sales at its European-based tools business was due, in part, to continued inventory de-stocking by distributors.  Despite the lower sales, the company believes that its ongoing

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

investments in innovative products continues to result in market share gains, most notably for imaging wheel alignment systems where unit sales in the quarter increased 14% year over year.

Segment gross profit of $73.3 million in the second quarter of 2009 was down $73.5 million, or 930 basis points from 2008 levels.  The significant decline in year-over-year gross profit is primarily due to the lower sales volumes, costs to carry excess manufacturing capacity as a result of lower production and inventory reduction efforts.  Gross profit in the second quarter was also negatively impacted by $10.7 million of unfavorable currency impacts and $4.9 million of higher restructuring costs. These declines in year-over-year gross profit were partially offset by $7.0 million of savings from ongoing RCI and other cost reduction initiatives, including $3.4 million from material cost reductions.  Operating expenses of $73.2 million in the quarter were down $24.3 million from 2008 levels primarily due to $8.6 million of currency translation, lower volume-related and other expenses, and $6.5 million of savings from ongoing RCI and other cost reduction initiatives.  These reductions in year-over-year operating expenses were partially offset by $1.4 million of higher restructuring costs.

As a result of these factors, segment operating earnings in the second quarter of 2009 declined $49.2 million from 2008 levels and, as a percentage of segment net sales, declined from 12.7% in 2008 to essentially breakeven in 2009; the company’s European-based tools business accounted for the majority of the year-over-year decline in operating earnings. Unfavorable currency impacts contributed $2.1 million of the year-over-year decrease in operating earnings.

	Six Months Ended
(Amounts in millions)	July 4, 2009		June 28, 2008		Change
External net sales	$459.1	88.9%	$663.7	89.2%	$(204.6)	-30.8%
Intersegment net sales	57.1	11.1%	80.7	10.8%	(23.6)	-29.2%
Segment net sales	516.2	100.0%	744.4	100.0%	(228.2)	-30.7%
Cost of goods sold	(350.8)	-68.0%	(464.7)	-62.4%	113.9	24.5%
Gross profit	165.4	32.0%	279.7	37.6%	(114.3)	-40.9%
Operating expenses	(147.3)	-28.5%	(192.2)	-25.8%	44.9	23.4%
Segment operating earnings	$18.1	3.5%	$87.5	11.8%	$(69.4)	-79.3%

Segment net sales of $516.2 million in the first six months of 2009 declined $228.2 million, or 30.7%, year over year.  Excluding $66.8 million of unfavorable currency translation, sales declined 21.7% year over year primarily due to the continued economic downturn.

Segment gross profit of $165.4 million in the first six months of 2009 was down $114.3 million, or 560 basis points, from 2008 levels.  The $114.3 million decline in year-over-year gross profit is primarily due to the lower sales volumes, costs to carry excess manufacturing capacity as a result of lower production and inventory reduction efforts, $22.6 million of unfavorable currency impacts, and $5.3 million of inflationary cost increases.  These declines in year-over-year gross profit were partially offset by benefits of $10.7 million from ongoing RCI and other cost reduction initiatives.  Operating expenses of $147.3 million in the first six months of 2009 were down $44.9 million from 2008 levels primarily due to $18.1 million of currency translation, lower volume-related and other expenses, and $9.4 million of savings from ongoing RCI and other cost reduction initiatives.  Restructuring costs in the first six months of 2009 totaled $8.0 million as compared to $1.8 million in the first six months of 2008.  As a result of these factors, segment operating earnings in the first six months of 2009 declined $69.4 million from 2008 levels and, as a percentage of segment net sales, declined from 11.8% in 2008 to 3.5% in 2009.  The $69.4 million decrease in year-over-year operating earnings included $4.5 million of unfavorable currency impacts.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	July 4, 2009		June 28, 2008		Change
Segment net sales	$258.3	100.0%	$292.8	100.0%	$(34.5)	-11.8%
Cost of goods sold	(148.7)	-57.6%	(170.1)	-58.1%	21.4	12.6%
Gross profit	109.6	42.4%	122.7	41.9%	(13.1)	-10.7%
Operating expenses	(81.6)	-31.6%	(87.4)	-29.8%	5.8	6.6%
Segment operating earnings	$28.0	10.8%	$35.3	12.1%	$(7.3)	-20.7%

Segment net sales in the second quarter of 2009 of $258.3 million declined $34.5 million, or 11.8%, year over year primarily due to the continued challenging sales environment.  Excluding $12.4 million of unfavorable currency translation, organic sales declined 7.5% year over year.  Sales to U.S. franchisees declined 8.5% year over year, while organic sales in the company’s international franchise operations declined 4.9%.  As of July 4, 2009, van levels in the United States were up slightly compared with both first quarter 2009 and June 2008 levels.

Segment gross profit of $109.6 million in the second quarter of 2009 was down from $122.7 million in the second quarter of 2008.  In addition to the lower sales volumes and costs to carry excess manufacturing capacity as a result of lower production and inventory reduction efforts, gross profit in the second quarter of 2009 was also affected by unfavorable currency impacts.  The stronger U.S. dollar decreased international gross profit on U.S. sourced product by $4.3 million and currency translation further reduced gross profit by $5.0 million.  These declines in year-over-year gross profit were partially offset by improved pricing and $3.5 million of material cost reductions. As a percentage of sales, gross profit margin of 42.4% improved 50 basis points over comparable 2008 levels. Operating expenses of $81.6 million in the quarter declined $5.8 million from prior-year levels primarily due to $6.1 million of savings from ongoing RCI and other cost reduction initiatives, $2.8 million of currency translation, and lower volume-related expenses.  Restructuring costs of $1.1 million in the second quarter of 2009 were down slightly from $1.2 million in the prior-year period.  As a result of these factors, segment operating earnings in the second quarter of 2009 decreased $7.3 million from 2008 levels and, as a percentage of segment net sales, declined from 12.1% in 2008 to 10.8% in 2009.  The $7.3 million decrease in year-over-year operating earnings included $6.5 million of unfavorable currency impacts.

	Six Months Ended
(Amounts in millions)	July 4, 2009		June 28, 2008		Change
Segment net sales	$500.7	100.0%	$582.1	100.0%	$(81.4)	-14.0%
Cost of goods sold	(288.4)	-57.6%	(334.1)	-57.4%	45.7	13.7%
Gross profit	212.3	42.4%	248.0	42.6%	(35.7)	-14.4%
Operating expenses	(163.2)	-32.6%	(178.3)	-30.6%	15.1	8.5%
Segment operating earnings	$49.1	9.8%	$69.7	12.0%	$(20.6)	-29.6%

Segment net sales in the first six months of 2009 of $500.7 million declined $81.4 million, or 14.0%, year over year primarily due to the continued challenging sales environment.  Excluding $28.3 million of unfavorable currency translation, organic sales declined 9.1% year over year.  Sales to U.S. franchisees declined 12.7% year over year, while organic sales in the company’s international franchise operations increased slightly primarily due to higher sales in the United Kingdom and Australia.  As of July 4, 2009, van levels in the United States were up slightly compared with both first quarter 2009 and June 2008 levels.

Segment gross profit of $212.3 million in the first six months of 2009 was down $35.7 million from $248.0 million in the first six months of 2008 as the impacts of the lower sales, costs to carry excess manufacturing capacity as a result of lower production and inventory reduction efforts, and $20.9 million of unfavorable currency translation impacts

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

were partially offset by $5.0 million of benefits from RCI and other cost reduction initiatives.  Operating expenses of $163.2 million declined $15.1 million from prior-year levels primarily due to $11.1 million of benefits from RCI and other cost reduction initiatives, and $6.7 million of currency translation.  Restructuring costs in the first six months of 2009 were down $1.4 million from prior-year levels.  As a result of these factors, segment operating earnings in the first six months of 2009 decreased $20.6 million from 2008 levels and, as a percentage of segment net sales, declined from 12.0% in 2008 to 9.8% in 2009.  The $20.6 million decrease in year-over-year operating earnings included $14.2 million of unfavorable currency impacts.

Diagnostics & Information Group

	Three Months Ended
(Amounts in millions)	July 4, 2009		June 28, 2008		Change
External net sales	$101.6	74.2%	$125.7	76.3%	$(24.1)	-19.2%
Intersegment net sales	35.4	25.8%	39.1	23.7%	(3.7)	-9.5%
Segment net sales	137.0	100.0%	164.8	100.0%	(27.8)	-16.9%
Cost of goods sold	(65.9)	-48.1%	(87.8)	-53.3%	21.9	24.9%
Gross profit	71.1	51.9%	77.0	46.7%	(5.9)	-7.7%
Operating expenses	(37.1)	-27.1%	(46.0)	-27.9%	8.9	19.3%
Segment operating earnings	$34.0	24.8%	$31.0	18.8%	$3.0	9.7%

Segment net sales in the second quarter of 2009 of $137.0 million declined $27.8 million, or 16.9%, from prior-year levels.  Excluding $7.2 million of unfavorable currency translation, year-over-year organic sales declined 12.5% primarily due to lower essential tool and facilitation program sales to OEM dealerships.

Segment gross profit of $71.1 million in the second quarter of 2009 decreased $5.9 million from 2008 levels primarily due to the lower sales, $3.2 million of unfavorable currency movements and $1.8 million of higher software development costs.  As a percentage of segment net sales, gross profit margin in the quarter improved 520 basis points to 51.9% from 46.7% in the second quarter of 2008.  Contributions from a more favorable sales mix of higher-margin diagnostics and software products and savings of $2.3 million from ongoing RCI and other cost reduction initiatives contributed to the year-over-year improvement in gross profit margin.  Operating expenses of $37.1 million in the quarter declined $8.9 million from 2008 levels primarily due to $4.6 million of savings from RCI and other cost reduction initiatives, $2.1 million of currency translation, and lower volume-related and other expenses.  Restructuring costs in the second quarter of 2009 totaled $0.9 million, as compared to $0.2 million in the prior-year period.  As a result of these factors, segment operating earnings in the second quarter of 2009 improved as a percentage of segment net sales from 18.8% in 2008 to 24.8% in 2009.  The $3.0 million year-over-year increase in operating earnings included $1.1 million of unfavorable currency impacts.

	Six Months Ended
(Amounts in millions)	July 4, 2009		June 28, 2008		Change
External net sales	$202.8	75.3%	$241.9	75.6%	$(39.1)	-16.2%
Intersegment net sales	66.7	24.7%	77.9	24.4%	(11.2)	-14.4%
Segment net sales	269.5	100.0%	319.8	100.0%	(50.3)	-15.7%
Cost of goods sold	(134.5)	-49.9%	(175.1)	-54.8%	40.6	23.2%
Gross profit	135.0	50.1%	144.7	45.2%	(9.7)	-6.7%
Operating expenses	(75.3)	-27.9%	(93.3)	-29.1%	18.0	19.3%
Segment operating earnings	$59.7	22.2%	$51.4	16.1%	$8.3	16.1%

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment net sales in the first six months of 2009 of $269.5 million were down $50.3 million, or 15.7%, from 2008 levels. Excluding $13.9 million of unfavorable currency translation, year-over-year organic sales declined 11.4% as higher sales of diagnostics products in Europe were more than offset by lower essential tool and facilitation program sales to OEM dealerships and lower sales of diagnostics products in North America.

Segment gross profit of $135.0 million in the first six months of 2009 decreased $9.7 million, or 6.7%, from 2008 levels. As a percentage of segment net sales, however, gross profit margin for the first six months of 2009 improved to 50.1% as compared to 45.2% in the comparable prior-year period.  The $9.7 million decrease in year-over-year gross profit reflects the impacts of the lower sales, $5.9 million of unfavorable currency movements, and $3.7 million of higher software development costs.  These declines in gross profit were partially offset by contributions from a more favorable sales mix, including increased sales of higher-margin diagnostics and software products, and $4.4 million of savings from ongoing RCI and other cost reduction initiatives.  Operating expenses of $75.3 million were down $18.0 million from 2008 levels primarily due to $7.6 million of savings from RCI and other cost reduction initiatives, $4.7 million of currency translation, and lower volume-related expenses.  As a result of these factors, segment operating earnings of $59.7 million for the first six months of 2009 increased $8.3 million from 2008 levels and, as a percentage of segment net sales, improved from 16.1% in 2008 to 22.2% in 2009.

Financial Services

	Three Months Ended
(Amounts in millions)	July 4, 2009		June 28, 2008		Change
Financial services revenue	$25.6	100.0%	$18.3	100.0%	$7.3	39.9%
Financial services expenses	(9.0)	-35.2%	(7.5)	-41.0%	(1.5)	-20.0%
Segment operating income	$16.6	64.8%	$10.8	59.0%	$5.8	53.7%

Operating income was $16.6 million on revenue of $25.6 million in the second quarter of 2009, as compared with $10.8 million of operating income on revenue of $18.3 million in 2008.  The increase in both revenue and operating income primarily reflects the impact of lower market discount rates and increased levels of originations.  Originations of $136.6 million in the second quarter of 2009 were up $3.3 million, or 2.5%, from comparable 2008 levels.

	Six Months Ended
(Amounts in millions)	July 4, 2009		June 28, 2008		Change
Financial services revenue	$45.6	100.0%	$43.7	100.0%	$1.9	4.3%
Financial services expenses	(19.0)	-41.7%	(20.1)	-46.0%	1.1	5.5%
Segment operating income	$26.6	58.3%	$23.6	54.0%	$3.0	12.7%

Operating income was $26.6 million on revenue of $45.6 million in the first six months of 2009, as compared with $23.6 million of operating income on revenue of $43.7 million in 2008.  The increase in both revenue and operating income primarily reflects the impact of lower market discount rates.  Originations of $252.4 million in the first six months of 2009 were down 9.8% from comparable 2008 levels.

Corporate

Corporate expenses totaled $8.4 million in the second quarter of 2009 and $14.7 million in the second quarter of 2008.  The year-over-year decrease in corporate expenses is primarily due to lower performance-based incentive compensation

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

and other expenses, partially offset by $3.0 million of higher pension expense as a result of declines in pension asset values.

For the first six months of 2009, corporate expenses totaled $18.9 million, as compared to $27.3 million in 2008.  The year-over-year decrease in corporate expenses is primarily due to lower performance-based and stock-based incentive compensation and other expenses, partially offset by $6.0 million of higher pension expense as a result of declines in pension asset values.

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing.  Snap-on believes that its cash from operations, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its anticipated requirements for working capital, contract originations generated by SOC, capital expenditures, restructuring activities, acquisitions, common stock repurchases and dividend payments.  Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost.  As of the close of business on July 24, 2009, Snap-on’s long-term debt and commercial paper was rated A3 and P-2 by Moody’s Investors Service and A- and A-2 by Standard & Poor’s.  Snap-on believes that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.

As of July 4, 2009, working capital (defined as current assets less current liabilities) was $823.2 million, as compared to $593.2 million as of January 3, 2009.  The following represents the company’s working capital position as of July 4, 2009, and January 3, 2009:

	July 4,	January 3,
(Amounts in millions)	2009	2009
Cash and cash equivalents	$524.4	$115.8
Accounts receivable – net	472.6	522.1
Inventories – net	302.8	359.2
Other current assets	144.5	143.6
Total current assets	1,444.3	1,140.7

Accounts payable	(108.1)	(126.0)
Notes payable and current maturities of long-term debt	(166.7)	(12.0)
Other current liabilities	(346.3)	(409.5)
Total current liabilities	(621.1)	(547.5)

Total working capital	$823.2	$593.2

Cash and cash equivalents as of July 4, 2009, totaled $524.4 million as compared to $115.8 million as of January 3, 2009. The increase in cash and cash equivalents from year-end 2008 levels is primarily due to cash flows from operating activities and the company’s issuance of $300 million of fixed rate, long-term debt on February 24, 2009, that included $100 million of unsecured 5.85% notes that mature in 2014 and $200 million of unsecured 6.70% notes that mature in 2019; interest on these notes is be paid semi-annually beginning on September 1, 2009.  Snap-on issued the $300 million of long-term debt to take advantage of what it believed were favorable conditions to further improve its liquidity and capital resources.  Snap-on anticipates using the $297.7 million of net proceeds from the sale of the notes (net of

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

transaction fees) for general corporate purposes, including the January 2010 repayment of $150 million of outstanding notes upon their maturity.

Accounts receivable at July 4, 2009, of $472.6 million declined $49.5 million from year-end 2008 levels.  Excluding currency translation impacts, accounts receivable declined $56.2 million from year-end 2008 levels primarily due to the lower sales and continued strong collections.  Days sales outstanding at the end of the second quarter of 2009 was 65 days as compared to 64 days at January 3, 2009.

Inventories at the end of the second quarter of 2009 of $302.8 million declined $56.4 million from year-end 2008 levels due to lower production levels as a result of lower customer demand and the company’s efforts to reduce inventory levels. Excluding currency translation impacts, inventories declined $62.5 million from year-end 2008 levels.  Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 4.1 turns and 4.6 turns at July 4, 2009, and January 3, 2009, respectively.  Inventories accounted for using the first-in, first-out (“FIFO”) method as of July 4, 2009, and January 3, 2009, approximated 68% and 64% of total inventories, respectively.  All other inventories are accounted for using the last-in, first-out (“LIFO”) method.  The company’s LIFO reserve was $82.0 million at July 4, 2009, and $83.3 million at year-end 2008.

Notes payable, current maturities of long-term debt and long-term debt as of July 4, 2009, were $819.3 million, as compared to $515.4 million as of January 3, 2009.  The $303.9 million increase in debt over year-end 2008 levels is primarily due to the company’s issuance of $300 million of fixed rate, long-term notes on February 24, 2009.  No commercial paper was outstanding at July 4, 2009, or January 3, 2009.

Notes payable and current maturities of long-term debt of $166.7 million as of July 4, 2009, included $150 million of long-term debt that matures on January 12, 2010, and $16.7 million of other notes.  At January 3, 2009, the $150 million note was included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as its scheduled maturity was in excess of one year of the year-end balance sheet date.

Long-term debt of $652.6 million as of July 4, 2009, included (i) $200 million of unsecured 6.25% notes that mature in 2011; (ii) $150 million of unsecured 5.50% notes that mature in 2017; (iii) $100 million of unsecured 5.85% notes that mature in 2014; (iv) $200 million of unsecured 6.70% notes that mature in 2019; and (v) $2.6 million of other long-term debt.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012; as of July 4, 2009, no amounts were outstanding under this revolving credit facility.  The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00.  As of July 4, 2009, the company’s actual ratios of 0.39 and 2.08, respectively, were both within the permitted ratios as set forth in this financial covenant.

As of July 4, 2009, Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit.  The committed bank lines consist of two $10 million lines of credit that expire on July 27, 2010, and August 30, 2009, respectively.

As of July 4, 2009, Snap-on had $520 million of unused available debt capacity under the terms of its revolving multi-currency credit facility and committed bank lines of credit.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility, discussed above, Snap-on’s debt agreements and credit facilities also contain certain usual and customary borrowing, and affirmative, negative and maintenance covenants.  As of July 4, 2009, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

Although the credit and financial markets are currently in a state of substantial instability and uncertainty, Snap-on believes that it has sufficient available cash and committed and uncommitted lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis.  Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facilities and committed lines of credit.  While the instability of the credit and financial markets has affected the market for commercial paper issuances and other short-term debt, Snap-on currently believes that it could access those markets for short-term liquidity if the need were to arise. Snap-on regularly monitors the credit and financial markets and, in the future, may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include the funding of new contract originations generated by SOC, investments in capital expenditures and restructuring activities, payments of dividends and interest, and funding for share repurchases, if any.  Snap-on also expects to make contributions of $8.2 million to its foreign pension plans and $1.3 million to its domestic pension plans in 2009.  Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2009.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs.

Since 1999, CIT was the exclusive purchaser of the credit and installment financing contracts originated by SOC in the United States.  Given this exclusivity, Snap-on carefully monitored its relationship with CIT, particularly in view of the recent instability in the credit markets.  On July 16, 2009, Snap-on terminated its joint venture agreement with CIT relating to the parties’ SOC joint venture.  Snap-on purchased CIT’s interest in SOC for approximately $8.2 million.  Since CIT will no longer purchase the credit and installment financing contracts originated by SOC, Snap-on will provide financing for all SOC-originated contracts and loans going forward.  Snap-on estimates that the incremental financing needs of this business will approximate $450 million over the next 12 months.  Snap-on believes it has adequate financial resources to provide for the financing needs of SOC including available cash on hand, cash flow from operating activities and available credit facilities, including access to public debt markets.

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Cash flow provided from operating activities was $170.3 million in the first six months of 2009 and $148.3 million in the first six months of 2008.  The $22.0 million increase in year-over-year cash flow from operating activities results primarily from net changes in operating assets and liabilities, including significant working capital improvements principally as a result of increased emphasis on inventory reduction, partially offset by lower levels of net earnings in 2009.

Capital expenditures of $33.6 million in the first six months of 2009 compared to $33.3 million in the first six months of 2008.  Capital expenditures in 2009 included spending to support the company’s strategic growth initiatives, including the accelerated expansion of the company’s manufacturing capabilities in lower-cost regions and emerging markets.  Capital expenditures in 2009 also included spending to construct a new headquarters and research and development facility for Snap-on Business Solutions, the company’s automotive parts and service information business, which is expected to be completed in the fourth quarter of 2009.  Snap-on anticipates full-year 2009 capital expenditures to be in a range of $60 million to $70 million.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

On March 5, 2008, Snap-on acquired a 60% interest in Zhejiang Wanda Tools Co., Ltd. (“Wanda Snap-on”), a tool manufacturer in China, for a total purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs.  The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions.

The Wanda Snap-on joint venture agreement granted a redeemable noncontrolling interest right to the noncontrolling shareholder that could require Snap-on to acquire the noncontrolling interest at a purchase price of either 65.3 million Chinese yuan (approximately $9.6 million at July 4, 2009, exchange rates) or 76.2 million Chinese yuan (approximately $11.2 million at July 4, 2009, exchange rates) if certain financial metrics (as defined in the joint venture agreement) are reached during the five-year period subsequent to the acquisition date.  As of July 4, 2009, Snap-on does not believe that the redeemable noncontrolling interest right will become exercisable.

On February 24, 2009, Snap-on sold $300 million of unsecured fixed rate notes consisting of $100 million of unsecured 5.85% notes that mature in 2014, and $200 million of unsecured 6.70% notes that mature in 2019.  Snap-on anticipates using the proceeds from the sale of theses notes, net of $2.3 million of transaction costs, for general corporate purposes, including the January 2010 repayment of $150 million of outstanding notes upon their maturity.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable.  During the first six months of 2009, Snap-on did not repurchase any shares of common stock under its previously announced share repurchase programs; in the first six months of 2008, the company repurchased 1,170,000 shares of common stock for $66.3 million.  As of July 4, 2009, Snap-on has remaining availability to repurchase up to an additional $124.5 million in common stock pursuant to the Board of Directors’ authorizations.  The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.  Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s share repurchases, if any, in 2009.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939.  Cash dividends totaled $34.4 million in the first six months of 2009 and $34.9 million in the first six months of 2008.  Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends in 2009.

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of July 4, 2009.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

The company’s significant accounting policies are described in Note 1 to the Condensed Consolidated Financial Statements, as well as in Note 1 to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

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

Snap-on evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates.  Estimated cash flows and related goodwill are grouped at the reporting unit level.  In accordance with paragraph 30 of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the company has determined that its reporting units for testing goodwill impairment are its operating segments or components of an operating segment that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results.  In conjunction with the second quarter 2009 evaluation and in accordance with the guidelines of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and SFAS No. 142, Snap-on combined two of its previous reporting units into one operating segment and one reporting unit as a result of recent management realignment and other operational changes.  Management made this determination in a manner consistent with how the company’s operating segments are managed.  Based on this analysis, the company has identified 11 reporting units within its four reportable segments.

Snap-on evaluates the recoverability of goodwill by utilizing an income approach that estimates the fair value of the future discounted cash flows of the reporting units to which the goodwill relates.  The future projections, which are based on both past performance and the projections and assumptions used in the company’s current and long range operating plans, are subject to change as a result of changing economic and competitive conditions.  Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, capital expenditures, working capital levels, the benefits of recent acquisitions and expected synergies, and weighted average cost of capital that reflects the specific risk profile of the reporting unit being tested.  The company’s methodologies for valuing goodwill are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2009 impairment calculations were evaluated in light of market and business conditions.  Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the reporting units’ projections of future operating results and cash flows and replicates how market participants would value the company’s reporting units in an orderly transaction.

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

Snap-on also evaluates the recoverability of its indefinite-lived trademarks by utilizing an income approach that estimates the fair value of the future discounted cash flows of each of its trademarks.  The future projections, which are based on both past performance and the projections and assumptions used in the company’s current and long range operating plans, are subject to change as a result of changing economic and competitive conditions.  Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

and royalty rates, expected synergies, and a weighted average cost of equity that reflects the specific risk profile of the trademark being tested.  The company’s methodologies for valuing trademarks are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2009 impairment calculations were evaluated in light of market and business conditions.  Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the trademarks’ projected future cash flows and replicates how market participants would value the company’s trademarks in an orderly transaction.

Snap-on did not recognize any impairment on its goodwill or other indefinite-lived intangible assets in its 2008, 2007 or 2006 fiscal years.

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

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2009, the results of which did not result in any impairment.  Although the company consistently uses the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. In performing its annual impairment testing the company performed a sensitivity analysis on the material assumptions used in the discounted cash flow valuation models for each of its 11 reporting units.  Based on the company’s second quarter 2009 impairment testing and assuming a hypothetical 10% decrease in the estimated fair values of each of its 11 reporting units, the hypothetical fair value of each of the company’s 11 reporting units would have been greater than its carrying value.  See Note 5 to the Condensed Consolidated Financial Statements for further information about goodwill and other intangible assets.

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

Outlook

The difficulties posed by the global economy continued in the second quarter of 2009, further challenging Snap-on’s sales.  In the near term, Snap-on anticipates no significant change in the economic climate.

Snap-on is continuously responding to the global macroeconomic challenges by furthering its RCI and cost reduction initiatives.  In the first six months of 2009, Snap-on incurred $10.6 million of restructuring costs, including $8.6 million in the second quarter, and presently anticipates that full-year 2009 restructuring costs will be in a range of $20 million to $24 million, up from the previously communicated range of $14 million to $18 million.  Snap-on is also proceeding with several of its planned growth investments, including further expansion of its manufacturing capacity in China and in

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Eastern Europe, both of which are proceeding on schedule.  Snap-on continues to expect that full-year capital expenditures will be in a range of $60 million to $70 million.

On July 16, 2009, Snap-on terminated the financial services operating agreement that it had with The CIT Group, Inc. (CIT) relating to the parties’ Snap-on Credit LLC (SOC) joint venture.  SOC will continue to service the portfolio of contracts owned by CIT and Snap-on will provide financing for new contract originations to franchisees and their customers on a prospective basis.  Snap-on will incur additional interest cost associated with the funding of the new finance receivables.  The new finance receivables will be included on the company’s balance sheet, and Snap-on will record the interest yield on these receivables over the life of the contracts as financial services revenue.  Previously, the company recorded gains on contracts sold to CIT as financial services revenue.  As a result of this change in reporting financial services revenue, Snap-on anticipates that reported financial services revenue and operating income will decline during the transition period as the company builds its portfolio of receivables.  The company presently expects that operating income from financial services, which is before interest expense and which totaled $16.6 million in the second quarter of 2009, will be a loss in a range of $8 million to $10 million in each of the third and fourth quarters of 2009.  Snap-on estimates that its incremental financing needs for SOC will approximate $450 million over the next 12 months.  Snap-on believes that it has sufficient available cash on hand, cash flow from operating activities and available credit facilities, including access to public debt markets, to fund the financing needs of SOC.

Snap-on continues to expect approximately $3.0 million per quarter of higher year-over-year pension expense in 2009 due to declines in pension asset values.  For the first six months of 2009, foreign currency effects reduced year-over-year operating earnings by $21.3 million, of which $10.3 million occurred in the second quarter.  At current exchange rates, Snap-on expects a continued, but somewhat lessened, impact on its third quarter earnings comparisons.

As a result of the above, Snap-on continues to expect that third quarter sales and earnings will be down year over year.  The company anticipates that its second-half 2009 effective income tax rate on earnings attributable to Snap-on will approximate year-to-date 2009 levels.

Snap-on is aggressively managing the balance between investing and capturing strategic growth opportunities with the need for cost reduction actions beyond those already implemented; the current economic uncertainty makes it extremely difficult to presently predict this balance as the company continually adjusts to the challenging business environment.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at July 4, 2009, was $3.8 million on interest rate-sensitive financial instruments and $0.6 million on foreign currency-sensitive financial instruments.  The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk: Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay.  Specific credit reviews and standard industry credit scoring models are used in performing this evaluation.  Loans that have been granted are typically monitored through an asset quality review process that closely monitors past due accounts and initiates collection actions when appropriate.  In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts for franchisee van loans with recourse provisions to Snap-on.  At July 4, 2009, $14.2 million of loans originated by SOC contain a recourse provision to Snap-on if the loans become more than 90 days past due.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 4, 2009.  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of July 4, 2009, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended July 4, 2009, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II.  OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes.  The company also repurchases shares when it believes market conditions are favorable.  The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.  As of July 4, 2009, the approximate value of shares that may yet be purchased pursuant to three outstanding Board of Directors (“Board”) authorizations is $124.5 million.  Snap-on did not make any repurchases of shares of its common stock during the second quarter of fiscal 2009.

The three outstanding Board authorizations are described below:

•                  In fiscal 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”).  The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time.  The 1996 Authorization will expire when terminated by the Board.  When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $34.05, $31.15 and $27.88 per share of common stock as of the end of the fiscal 2009 months ended May 2, 2009, May 30, 2009, and July 4, 2009, respectively.

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

Item 4:  Submission of Matters to a Vote of Security Holders

Snap-on held its 2009 Annual Meeting of Shareholders on April 23, 2009.  The shareholders (i) elected four members of Snap-on’s Board, whose terms were up for reelection, to serve until the Annual Meeting in the year 2012; and (ii) ratified the Audit Committee’s selection of Deloitte & Touche LLP as the company’s independent auditor for 2009.  There were 57,583,323 outstanding shares eligible to vote.  The persons elected to the company’s Board, the number of votes cast for, against and abstentions with respect to each of these persons, and the year of the Annual Meeting at which their terms expire, are set forth below:

Director	For	Against	Abstentions	Term

Bruce S. Chelberg	49,924,289	2,699,880	97,320	2012
Karen L. Daniel	52,442,860	177,068	101,561	2012
Nathan J. Jones	52,421,289	203,228	96,971	2012
Arthur L. Kelly	49,872,165	2,755,436	93,887	2012

The terms of office for the following directors continue until the Annual Meeting in the year set forth below:

Director	Term

John F. Fiedler	2010
James P. Holden	2010
W. Dudley Lehman	2010
Edward H. Rensi	2010
Roxanne J. Decyk	2011
Nicholas T. Pinchuk	2011
Richard F. Teerlink	2011

The proposal to ratify the Audit Committee’s selection of Deloitte & Touche LLP as the company’s independent auditor for 2009 received the following votes at the 2009 Annual Meeting of Shareholders:

Votes for approval	49,213,268

Votes against	3,414,723

Abstentions	93,498

Item 6:  Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED

Date:	July 31, 2009	/s/ Martin M. Ellen
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