Form 10-Q
period 2009-10-03
SNAP-ON Inc
filed 2009-10-29
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 23, 2009
Common Stock, $1.00 par value	57,730,125 shares

PART I. FINANCIAL INFORMATION

Item 1:        Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 3, 2009	Sept. 27, 2008	Oct. 3, 2009	Sept. 27, 2008
Net sales	$581.8	$697.8	$1,744.4	$2,185.5
Cost of goods sold	(321.3)	(385.6)	(971.2)	(1,200.9)

Gross profit	260.5	312.2	773.2	984.6
Operating expenses	(206.5)	(230.6)	(611.2)	(721.7)

Operating earnings before financial services	54.0	81.6	162.0	262.9

Financial services revenue	6.0	18.0	51.6	61.7
Financial services expenses	(11.3)	(13.2)	(30.3)	(33.3)

Operating earnings (loss) from financial services	(5.3)	4.8	21.3	28.4

Operating earnings	48.7	86.4	183.3	291.3
Interest expense	(12.8)	(6.8)	(33.0)	(25.1)
Other income (expense) – net	0.2	1.0	1.0	3.3

Earnings before income taxes and equity earnings	36.1	80.6	151.3	269.5
Income tax expense	(10.3)	(26.8)	(46.2)	(89.6)

Earnings before equity earnings	25.8	53.8	105.1	179.9
Equity earnings, net of tax	0.6	1.2	0.5	3.2

Net earnings	26.4	55.0	105.6	183.1
Net earnings attributable to noncontrolling interests	(1.0)	(0.4)	(8.0)	(5.0)

Net earnings attributable to Snap-on Incorporated	$25.4	$54.6	$97.6	$178.1

Net earnings per share attributable to Snap-on Incorporated:
Basic	$0.44	$0.95	$1.69	$3.10
Diluted	0.44	0.94	1.69	3.06

Weighted-average shares outstanding:
Basic	57.7	57.5	57.6	57.5
Effect of dilutive options	0.1	0.7	0.2	0.7

Diluted	57.8	58.2	57.8	58.2

Dividends declared per common share	$0.30	$0.30	$0.90	$0.90

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	October 3, 2009	January 3, 2009
Assets
Current assets
Cash and cash equivalents	$709.0	$115.8
Trade and other accounts receivable – net	397.9	462.2
Contract receivables – net	34.6	22.8
Finance receivables – net	75.9	37.1
Inventories – net	286.2	359.2
Deferred income tax assets	61.0	64.1
Prepaid expenses and other assets	94.1	79.5

Total current assets	1,658.7	1,140.7

Property and equipment
Land	21.7	20.7
Buildings and improvements	248.5	227.6
Machinery, equipment and computer software	627.8	556.2

	898.0	804.5
Accumulated depreciation and amortization	(551.4)	(476.7)

Property and equipment – net	346.6	327.8

Deferred income tax assets	71.3	77.2
Long-term contract receivables – net	49.6	38.0
Long-term finance receivables – net	109.4	29.3
Goodwill	820.2	801.8
Other intangibles – net	210.5	218.3
Other assets	71.0	77.2

Total assets	$3,337.3	$2,710.3

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	October 3, 2009	January 3, 2009
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$112.0	$126.0
Notes payable and current maturities of long-term debt	167.0	12.0
Accrued benefits	38.9	41.7
Accrued compensation	55.6	78.3
Franchisee deposits	41.2	46.9
Deferred subscription revenue	20.9	22.3
Income taxes	6.5	15.4
Other accrued liabilities	200.5	204.9

Total current liabilities	642.6	547.5

Long-term debt	902.4	503.4
Deferred income tax liabilities	101.4	95.0
Retiree health care benefits	55.5	57.5
Pension liabilities	219.9	209.1
Other long-term liabilities	85.0	93.3

Total liabilities	2,006.8	1,505.8

Shareholders’ equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,255,471 and 67,197,346 shares)	67.3	67.2
Additional paid-in capital	157.7	155.5
Retained earnings	1,509.5	1,463.7
Accumulated other comprehensive income (loss)	(27.1)	(106.5)
Treasury stock at cost (9,525,416 and 9,755,405 shares)	(392.4)	(393.4)

Total shareholders’ equity attributable to Snap-on Incorporated	1,315.0	1,186.5
Noncontrolling interests	15.5	18.0

Total shareholders’ equity	1,330.5	1,204.5

Total liabilities and shareholders’ equity	$3,337.3	$2,710.3

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	Oct. 3, 2009	Sept. 27, 2008
Operating activities:
Net earnings	$105.6	$183.1
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	37.0	36.6
Amortization of other intangibles	18.4	18.4
Provision for losses on finance receivables	3.1	–
Stock-based compensation (income) expense	(1.1)	11.9
Excess tax benefits from stock-based compensation	–	(5.7)
Deferred income tax provision	15.0	23.3
Loss (gain) on sale of assets	0.5	(0.1)
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in trade and other accounts receivable	68.7	(17.2)
(Increase) decrease in contract receivables	(15.5)	(4.8)
(Increase) decrease in inventories	88.5	(62.5)
(Increase) decrease in prepaid and other assets	(16.2)	4.3
Increase (decrease) in accounts payable	(15.4)	(1.5)
Increase (decrease) in accruals and other liabilities	(38.2)	(13.2)

Net cash provided by operating activities	250.4	172.6

Investing activities:
Additions to finance receivables	(146.9)	–
Collections of finance receivables	33.7	–
Capital expenditures	(48.3)	(48.3)
Acquisitions of businesses – net of cash acquired	(8.1)	(13.8)
Proceeds from disposal of property and equipment	0.3	7.7
Other	12.7	(5.5)

Net cash used by investing activities	(156.6)	(59.9)

Financing activities:
Proceeds from issuance of long-term debt	545.9	–
Net increase (decrease) in short-term borrowings	4.1	(7.3)
Purchase of treasury stock	–	(69.8)
Proceeds from stock purchase and option plans	4.1	41.3
Cash dividends paid	(51.8)	(52.3)
Excess tax benefits from stock-based compensation	–	5.7
Other	(5.3)	(4.6)

Net cash provided (used) by financing activities	497.0	(87.0)

Effect of exchange rate changes on cash and cash equivalents	2.4	(0.4)

Increase in cash and cash equivalents	593.2	25.3
Cash and cash equivalents at beginning of year	115.8	93.0

Cash and cash equivalents at end of period	$709.0	$118.3

Supplemental cash flow disclosures:
Cash paid for interest	$(35.1)	$(30.0)
Net cash paid for income taxes	(40.0)	(52.6)

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Accounting Policies

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on Incorporated’s (“Snap-on” or “the company”) 2008 Annual Report on Form 10-K for the fiscal year ended January 3, 2009, except as described below. The company’s 2009 fiscal third quarter ended on October 3, 2009; the 2008 fiscal third quarter ended on September 27, 2008.

The Condensed Consolidated Financial Statements include the accounts of Snap-on and its majority-owned subsidiaries, including the accounts of Snap-on Credit LLC (“SOC”), the company’s financial services operation in the United States. Prior to July 16, 2009, SOC was a consolidated, 50%-owned financial services joint venture with The CIT Group, Inc. (“CIT”). On July 16, 2009, pursuant to the terms of the joint venture agreement, Snap-on terminated the joint venture agreement with CIT and subsequently purchased CIT’s ownership in SOC for $8.1 million. Since 2004, Snap-on has included the accounts of SOC in its consolidated financial statements as Snap-on concluded that it was the primary beneficiary of the joint venture arrangement.

Since the inception of the financial services joint venture agreement in 1999, CIT was the exclusive purchaser of the financing contracts originated by SOC in the United States; Snap-on recorded gains on financing contracts sold to CIT as financial services revenue. As a result of the termination of the joint venture agreement with CIT, Snap-on is providing financing for new contracts originated by SOC including (i) loans to franchisees; (ii) loans to franchisees’ customers; and (iii) loans to Snap-on’s industrial and other customers for the purchase of tools, equipment and diagnostics products on an extended-term payment plan. Depending on the type of loan, the contracts originated by SOC are reflected as either contract or finance receivables on the company’s balance sheet; the interest yield on the receivables will be recorded over the life of the contract as “Financial services revenue.” See Note 2 for additional information on the company’s acquisition of CIT’s ownership interest in SOC.

The accompanying Condensed Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated. The company has evaluated all subsequent events that occurred up to the time of the company’s issuance of its financial statements on October 29, 2009; based on this evaluation, no material subsequent events have occurred that require disclosure.

Certain prior year amounts were reclassified on the Condensed Consolidated Financial Statements to reflect the company’s adoption of accounting principles related to the presentation of noncontrolling interests in consolidated financial statements, which became effective for Snap-on at the beginning of its 2009 fiscal year. For all periods presented, noncontrolling interests in partially owned consolidated subsidiaries are classified in the consolidated balance sheet as either a separate component of consolidated shareholders’ equity or, for redeemable noncontrolling interests, as other long-term liabilities. The net earnings attributable to the controlling and noncontrolling interests are included on the face of the Condensed Consolidated Statements of Earnings.

Certain prior year amounts were also reclassified on the Condensed Consolidated Financial Statements related to the company’s Financial Services’ operations. In conjunction with the company’s July 16, 2009 acquisition of CIT’s ownership interest in SOC, Snap-on began providing financing for new contracts originated by SOC; previously, financing contracts originated by SOC were sold to CIT. Depending on the type of loan, the new contracts originated by SOC, as well as the contracts originated by Snap-on’s wholly owned international finance subsidiaries, are reflected as either contract or financing receivables on the Condensed Consolidated Balance Sheets. “Trade and other accounts receivable – net,” and the current and long term portions of net contract and finance receivables are also disclosed on the balance sheets; previously, all current (payment terms less than one year) accounts receivable were included in “Accounts receivable – net of allowances,” and long-term (payment terms greater than one year) accounts receivable were included in “Other assets.”

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The Condensed Consolidated Statements of Cash Flows reflect the “Provision for losses on finance receivables” originated by (i) SOC after July 16, 2009; and (ii) Snap-on’s wholly owned international finance subsidiaries as part of “Net cash provided by operating activities.” Beginning in the third quarter of 2009, “Additions to finance receivables” and “Collections of finance receivables” are presented as part of “Net cash used by investing activities.” For financial statement periods prior to October 3, 2009, the provision for losses on finance receivables and the net additions and collections of finance receivables, primarily related to the company’s wholly owned international finance subsidiaries, are included in “(Increase) decrease in receivables” as part of “Net cash provided by operating activities;” prior period amounts were not restated as the amounts were not significant, individually or in the aggregate, to Snap-on’s Condensed Consolidated Statements of Cash Flows. See Note 3 for further information on accounts receivable.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and nine month periods ended October 3, 2009, and September 27, 2008, have been made. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

Accounting Policies

Financial Services Revenue

Financial services revenue consists of installment contract revenue and finance loan receivable revenue and, prior to July 16, 2009, revenue from SOC’s sales of originated contracts to CIT; financial services revenue also includes service fee income received from CIT.

Snap-on generates financial services revenue from various financing programs that include (i) loans to franchisees; (ii) loans to franchisees’ customers; and (iii) loans to Snap-on’s industrial and other customers for the purchase of tools, equipment and diagnostics products on an extended-term payment plan. Prior to the company’s July 16, 2009 acquisition of CIT’s ownership interest in SOC, financial services revenue was primarily generated from SOC’s sales of originated contracts to CIT and financial services revenue generated from the company’s wholly owned international finance subsidiaries.

Financing revenue from originated loans retained by Snap-on is recognized over the life of the contract, with interest computed on a daily basis. For contracts originated by SOC and subsequently sold to CIT, SOC continues to service the contracts for an estimated servicing fee and such revenue is recognized over the contractual term of the loan, with a portion of the servicing fee recognized at the time of sale. The decision to finance through Snap-on or another financing entity is solely at the election of the customer. When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay including financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.

Receivables and Allowances

All trade accounts, contract and finance receivables are reported on the balance sheet at outstanding principal adjusted for any charge-offs, and net of allowances for doubtful accounts and any deferred fees or costs on originated financing receivables.

Allowances for doubtful accounts are maintained in amounts considered to be appropriate in relation to the receivables outstanding based on collection experience, economic conditions and credit risk quality. Snap-on evaluates the collectibility of receivables based

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

on a combination of various financial and qualitative factors that may affect customers’ ability to pay. These factors may include customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Snap-on does not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. If the financial condition of the company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

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

New Accounting Standards

Accounting Standards Codification

Snap-on adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“the Codification”) at the beginning of its 2009 third quarter. The Codification, which was issued in June 2009, is the new source of authoritative U.S. GAAP for Securities and Exchange Commission (“SEC”) registrants. The Codification reorganizes current U.S. GAAP into a topical format that eliminates the previous U.S. GAAP hierarchy and establishes two levels of U.S. GAAP – authoritative and non-authoritative. The Codification superseded all existing non-SEC accounting and reporting standards upon its effective date and carries the same level of authority as pronouncements issued under the previous hierarchy of U.S. GAAP. The adoption of the Codification did not have a significant impact on the company’s Condensed Consolidated Financial Statements.

Subsequent Events

At the beginning of its 2009 second quarter, Snap-on adopted guidance related to the accounting and disclosure of subsequent events. This guidance, which was issued by the FASB in May 2009, establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). Specifically, the pronouncement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The adoption of this pronouncement, which provides largely the same guidance on subsequent events that previously existed only in auditing literature, did not have a significant effect on the company’s Condensed Consolidated Financial Statements.

Fair Value of Financial Instruments

Snap-on adopted new accounting guidance that requires disclosure about the fair value of financial instruments in interim reporting periods on a prospective basis; previously, these disclosures were only required in annual financial statements. The provisions of these pronouncements became effective for Snap-on on April 5, 2009, the beginning of the company’s 2009 second quarter. The adoption of this guidance did not have a significant effect on the company’s Condensed Consolidated Financial Statements. See Note 9 for further information.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Noncontrolling Interests in Consolidated Financial Statements

Snap-on adopted the FASB’s accounting and disclosure guidance for noncontrolling interests at the beginning of its 2009 fiscal year. The adoption of this guidance, which is being applied prospectively, except for the presentation and disclosure requirements that were applied retrospectively for all periods presented upon adoption, did not have a significant effect on the company’s Condensed Consolidated Financial Statements.

Derivative Instruments and Hedging Activities

At the beginning of its 2009 fiscal year, Snap-on adopted the FASB’s disclosure requirements for derivative instruments and hedging activities that require additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives. The adoption of this guidance did not have a significant effect on the company’s Condensed Consolidated Financial Statements. See Note 9 for further information.

Intangible Assets

At the beginning of its 2009 fiscal year, Snap-on adopted the FASB’s guidance regarding the useful life of intangible assets. This guidance requires entities to disclose information for recognized intangible assets that enables users of financial statements to understand the extent to which expected future cash flows associated with intangible assets are affected by the entity’s intent or ability to renew or extend the arrangement associated with the intangible asset. The guidance also amends the factors an entity should consider in developing the renewal or extension assumptions used in determining the useful life of recognized intangible assets. This guidance was applied prospectively to intangible assets acquired after the effective date; the disclosure requirements are being applied to all intangible assets recognized as of, and after, the effective date. The adoption of this guidance did not have a significant effect on the company’s Condensed Consolidated Financial Statements.

Business Combinations

At the beginning of its 2009 fiscal year, Snap-on adopted the FASB’s guidance that established accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its consolidated financial statements from a business combination. The provisions of this guidance were effective for Snap-on for all business combinations with an acquisition date on or after January 4, 2009, the beginning of Snap-on’s 2009 fiscal year. This guidance also requires that any changes to tax positions for acquisitions made prior to January 4, 2009, be recorded as an adjustment to income tax expense in the period of change. The adoption of this guidance did not have a significant effect on the company’s Condensed Consolidated Financial Statements.

Fair Value Measurements

At the beginning of its 2008 fiscal year, Snap-on adopted the FASB’s guidance related to fair value measurements. In February 2008 the FASB issued additional guidance that provided a one year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Snap-on adopted the provisions of the new guidance with respect to its financial assets and liabilities at the beginning of its 2008 fiscal year and adopted the non-financial assets and liabilities provisions at the beginning of its 2009 fiscal year. These pronouncements define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, expand disclosures about fair value measurements and establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities, and gives the lowest priority (“Level 3”) to unobservable inputs. The adoption of this guidance did not have a significant effect on the company’s Condensed Consolidated Financial Statements. See Note 17 for further information.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Measuring Liabilities at Fair Value

In August 2009 the FASB issued an amendment to its previously released guidance on measuring the fair value of liabilities; this guidance becomes effective for Snap-on at the beginning of its 2009 fourth quarter. The pronouncement provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (i) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset; or b) quoted prices for similar liabilities or similar liabilities when traded as assets; and/or (ii) a valuation technique that is consistent with the principles of an income or market approach. The pronouncement also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard is not expected to have a significant effect on the company’s consolidated financial statements.

Revenue Arrangements with Multiple Deliverables

In October 2009 the FASB issued an amendment to its previously released guidance on revenue arrangements with multiple deliverables; this guidance becomes effective for Snap-on at the beginning of its 2011 fiscal year. The pronouncement addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The pronouncement may be applied retrospectively or prospectively for new or materially modified arrangements and early adoption is permitted. The company is currently assessing the impact the adoption of this guidance will have on the company’s consolidated financial statements.

Certain Revenue Arrangements That Include Software Elements

In October 2009 the FASB issued an amendment to its previously released guidance on “Certain Revenue Arrangements That Include Software Elements,” which becomes effective for Snap-on at the beginning of its 2011 fiscal year. The pronouncement removes tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product’s essential functionality and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The pronouncement may be applied retrospectively or prospectively for new or materially modified arrangements and early adoption is permitted. The company is currently assessing the impact the adoption of this guidance will have on the company’s consolidated financial statements.

Note 2: Acquisitions

On July 16, 2009, Snap-on terminated its SOC financial services joint venture agreement with CIT and subsequently acquired CIT’s 50%-ownership interest in SOC for a cash purchase price of $8.1 million. As a result, SOC became a wholly owned subsidiary of Snap-on. The $8.1 million purchase price represents the book value, and approximates the fair value, of CIT’s ownership interest in SOC as of the acquisition date; no goodwill or intangible assets were recorded as a result of this acquisition.

Since 2004, Snap-on has included the accounts of SOC in its consolidated financial statements as Snap-on concluded that it was the primary beneficiary of the joint venture arrangement. For segment reporting purposes, the results of operations and assets of SOC will continue to be included in Financial Services. Pro forma financial information has not been presented as the net effects of this acquisition were not material to Snap-on’s results of operations or financial position.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The Wanda Snap-on joint venture agreement granted a redeemable noncontrolling interest right to the noncontrolling shareholder, exercisable beginning in 2011, that could require Snap-on to acquire the noncontrolling interest at a purchase price of either 65.3 million Chinese yuan (approximately $9.6 million at October 3, 2009 exchange rates) or 76.2 million Chinese yuan (approximately $11.2 million at October 3, 2009 exchange rates) if certain financial metrics (as defined in the joint venture agreement) are reached during the five-year period subsequent to the acquisition date.

For segment reporting purposes, the results of operations and assets of Wanda Snap-on are included in the Commercial & Industrial Group. Pro forma financial information has not been presented as the net effects of the acquisition were not material to Snap-on’s results of operations or financial position.

Note 3: Accounts Receivable

Snap-on’s accounts receivable consist of (i) trade and other accounts receivable; (ii) contract receivables; and (iii) finance receivables. Trade and other accounts receivable primarily arise from the sale of tools, diagnostics and equipment to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel on a non-extended-term basis with payment terms generally ranging from 30 to 120 days. Contract receivables, with payment terms of up to 10 years, are comprised of extended-term installment loans to a broad base of industrial and commercial customers worldwide, including shop owners, both independents and national chains, who purchase higher-priced tools, diagnostics and equipment. Contract receivables also include extended-term installment loans to franchisees to meet a number of financing needs including van and truck leases, working capital loans, and loans to enable new franchisees to fund the purchase of the franchise. Finance receivables are comprised of extended-term installment loans to technicians (i.e. franchisees’ customers) to enable them to purchase tools, diagnostics and equipment on an extended-term payment plan, generally with average payment terms of 32 months. Contract and finance receivables are generally secured by the underlying tools, diagnostics or equipment financed and, for installment loans to franchisees, other franchisee assets.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on’s accounts receivable are carried at their principal amounts net of unearned finance charges and allowances for doubtful accounts. The components of Snap-on’s current accounts receivable as of October 3, 2009, and January 3, 2009, are as follows:

(Amounts in millions)	October 3, 2009	January 3, 2009
Trade and other accounts receivable	$424.5	$486.5
Contract receivables, net of unearned finance charges of $3.9 million and $2.6 million	35.5	22.8
Finance receivables, net of unearned finance charges of $7.0 million and $5.7 million	77.7	39.1

Total	$537.7	$548.4

Allowances for doubtful accounts:
Trade and other accounts receivable	$(26.6)	$(24.3)
Contract receivables	(0.9)	–
Finance receivables	(1.8)	(2.0)

Total	(29.3)	(26.3)

Total current accounts receivable – net	$508.4	$522.1

Trade and other accounts receivable – net	$397.9	$462.2
Contract receivables – net	34.6	22.8
Finance receivables – net	75.9	37.1

Total current accounts receivable – net	$508.4	$522.1

The components of Snap-on’s contract and finance receivables with payment terms beyond one year as of October 3, 2009, and January 3, 2009, are as follows:

(Amounts in millions)	October 3, 2009	January 3, 2009
Contract receivables, net of unearned finance charges of $4.8 million and $6.5 million	$50.9	$38.0
Finance receivables, net of unearned finance charges of $7.7 million and $6.9 million	112.7	29.3

Total	$163.6	$67.3

Allowances for doubtful accounts:
Contract receivables	$(1.3)	$–
Finance receivables	(3.3)	–

Total	(4.6)	–

Total long-term accounts receivable – net	$159.0	$67.3

Contract receivables – net	$49.6	$38.0
Finance receivables – net	109.4	29.3

Total long-term accounts receivable – net	$159.0	$67.3

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

SOC originates contract and finance receivables (collectively, “financing receivables”) on sales of Snap-on product sold through the U.S. franchisee and customer network and to Snap-on’s industrial and other customers; Snap-on’s foreign finance subsidiaries provide similar financing internationally. Interest income on financing receivables is recognized using the effective interest method and is included in “Financial services revenue” on the accompanying Condensed Consolidated Statements of Earnings. The recognition of finance income is generally suspended and the estimated uncollectible receivable amount written off to the allowance for doubtful accounts when financing receivables become approximately 90 or 150 days delinquent, depending on the type of loan. The accrual of finance income is resumed when the receivable becomes contractually current and collection doubts are removed. Financing receivables on non-accrual status at October 3, 2009, and January 3, 2009, were insignificant. The decision to finance through Snap-on or another financing entity is solely at the election of the customer. When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay including financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.

Prior to July 16, 2009, SOC substantially sold its portfolio of financing receivables originations to CIT on a limited recourse basis; SOC retained the right to service such loans for a contractual servicing fee. As of October 3, 2009, the portfolio of financing receivables owned by CIT that is being serviced by SOC was approximately $722 million, down from approximately $830 million at July 16, 2009. As loan originations were sold to CIT, SOC recognized a servicing asset since the contractual servicing fee provided SOC with more than adequate compensation for the level of services provided. Contractual servicing fees were $2.0 million and $6.5 million for the three and nine month periods ended October 3, 2009, respectively, and were $2.3 million and $7.0 million for the three and nine month periods ended September 27, 2008, respectively. The remaining servicing assets of $1.7 million as of October 3, 2009, will be amortized to “Financial services revenue” over the remaining life of the financing receivables sold to CIT.

Servicing assets of $1.7 million as of October 3, 2009, are included in “Prepaid expenses and other assets” in the accompanying Condensed Consolidated Balance Sheets. The following summarizes the activity in servicing assets for the three and nine month periods ended October 3, 2009, and September 27, 2008:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	Oct. 3, 2009	Sept. 27, 2008	Oct. 3, 2009	Sept. 27, 2008
Servicing assets at beginning of period	$2.4	$5.5	$3.9	$6.9
Originated	0.3	1.0	2.5	3.3
Amortized	(1.0)	(1.8)	(4.7)	(5.5)

Servicing assets at end of period	$1.7	$4.7	$1.7	$4.7

Note 4: Inventories

Inventories by major classification are as follows:

(Amounts in millions)	October 3, 2009	January 3, 2009
Finished goods	$267.4	$342.2
Work in progress	28.7	30.5
Raw materials	64.8	69.8

Total FIFO value	360.9	442.5
Excess of current cost over LIFO cost	(74.7)	(83.3)

Total inventories – net	$286.2	$359.2

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Inventories accounted for using the first-in, first-out (“FIFO”) method as of October 3, 2009, and January 3, 2009, approximated 68% and 64% of total inventories, respectively. The company accounts for its non-U.S. inventory on the FIFO basis. As of October 3, 2009, approximately 31% of the company’s U.S. inventory was accounted for using the FIFO basis and 69% was accounted for using the last-in, first-out (“LIFO”) basis. LIFO inventory liquidations resulted in a reduction of “Cost of goods sold” on the accompanying Condensed Consolidated Statements of Earnings of $4.5 million for the three and nine month periods ended October 3, 2009; there were no LIFO inventory liquidations for the nine month period ended September 27, 2008.

Note 5: Intangible and Other Assets

The changes in the carrying amount of goodwill by segment for the nine month period ended October 3, 2009, were as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Diagnostics & Information Group	Total
Balance as of January 3, 2009	$364.6	$12.5	$424.7	$801.8
Currency translation	16.0	–	2.4	18.4

Balance as of October 3, 2009	$380.6	$12.5	$427.1	$820.2

Additional disclosures related to other intangible assets are as follows:

	October 3, 2009		January 3, 2009
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$135.1	$(26.1)	$133.2	$(19.2)
Developed technology	19.3	(12.2)	18.7	(8.6)
Internally developed software	51.9	(28.0)	46.6	(21.1)
Patents	30.8	(17.9)	31.5	(17.3)
Trademarks	2.0	(0.5)	1.9	(0.5)
Other	11.4	(1.9)	9.6	(1.0)

Total	250.5	(86.6)	241.5	(67.7)
Non-amortized trademarks	46.6	–	44.5	–

Total other intangible assets	$297.1	$(86.6)	$286.0	$(67.7)

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

Amortization expense was $6.1 million and $18.4 million for the three and nine month periods ended October 3, 2009, respectively, and $6.3 million and $18.4 million for the three and nine month periods ended September 27, 2008, respectively. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, annual amortization expense is expected to be $24.8 million in 2009, $21.2 million in 2010, $18.1 million in 2011, $14.8 million in 2012, $11.0 million in 2013, and $9.9 million in 2014.

The company has various insurance policies on the lives of certain former executive officers. Snap-on’s investment in these policies is recorded net of policy loans in “Other assets” on the accompanying Condensed Consolidated Balance Sheets. The policy loans carry a variable interest rate (currently at 6.4%), require interest only payments annually, and are collateralized by the cash value of the life insurance policies. The interest rate charged on the policy loans may be adjusted annually based on a corporate bond yield as published by Moody’s Investors Service. A summary of the net cash value of life insurance as of October 3, 2009, and January 3, 2009, is as follows:

(Amounts in millions)	October 3, 2009	January 3, 2009
Cash surrender value of life insurance	$9.1	$8.7
Policy loans outstanding	(9.1)	(5.9)

Net cash value of life insurance	$–	$2.8

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 6: Exit and Disposal Activities

Snap-on recorded costs associated with exit and disposal activities for the three and nine month periods ended October 3, 2009, and September 27, 2008, as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	Oct. 3, 2009	Sept. 27, 2008	Oct. 3, 2009	Sept. 27, 2008
Exit and disposal costs:
Cost of goods sold:
Commercial & Industrial	$3.5	$–	$9.4	$0.7
Snap-on Tools	–	–	0.2	0.2
Diagnostics & Information	0.1	(0.4)	0.7	0.7

Total cost of goods sold	$3.6	$(0.4)	$10.3	$1.6

Operating expenses:
Commercial & Industrial	$1.0	$0.9	$3.1	$2.0
Snap-on Tools	0.1	0.5	1.1	2.9
Diagnostics & Information	0.1	0.4	0.4	1.3
Financial Services	–	–	0.2	–
Corporate	(0.1)	–	0.2	0.2

Total operating expenses	$1.1	$1.8	$5.0	$6.4

Total restructuring expenses:
Commercial & Industrial	$4.5	$0.9	$12.5	$2.7
Snap-on Tools	0.1	0.5	1.3	3.1
Diagnostics & Information	0.2	–	1.1	2.0
Financial Services	–	–	0.2	–
Corporate	(0.1)	–	0.2	0.2

Total restructuring expenses	$4.7	$1.4	$15.3	$8.0

Of the $4.7 million and $15.3 million of costs incurred during the three and nine month periods ended October 3, 2009, costs of $4.1 million and $11.9 million, respectively, qualified for accrual treatment. Costs associated with exit and disposal activities in 2009 primarily related to headcount reductions from (i) the ongoing evaluation of the company’s cost structure in light of the economic downturn and the continued focus on rapid continuous improvement (“RCI”); (ii) the consolidation of the company’s power tools manufacturing operations in the United States; (iii) the realignment of the field sales and service organizations in the United States and Canada; and (iv) various management and other realignment actions at other Snap-on facilities.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on’s exit and disposal accrual activity for the first nine months of 2009 was as follows:

	Balance at January 3, 2009	Six Months Activity		Balance at July 4, 2009	Third Quarter		Balance at October 3, 2009
(Amounts in millions)		Additions	Usage		Additions	Usage
Severance costs:
Commercial & Industrial	$5.6	$5.5	$(5.2)	$5.9	$3.9	$(2.2)	$7.6
Snap-on Tools	4.0	0.9	(2.1)	2.8	0.2	(0.8)	2.2
Diagnostics & Information	1.9	1.0	(2.2)	0.7	–	(0.3)	0.4
Corporate	0.1	0.2	(0.2)	0.1	–	(0.1)	–
Facility-related costs:
Snap-on Tools	0.2	0.2	(0.2)	0.2	–	–	0.2
Diagnostics & Information	0.1	–	–	0.1	–	–	0.1
Corporate	0.1	–	–	0.1	–	–	0.1

Total	$12.0	$7.8	$(9.9)	$9.9	$4.1	$(3.4)	$10.6

Exit and disposal accrual usage totaled $3.4 million and $13.3 million during the three and nine month periods ended October 3, 2009, respectively. Since year-end 2008, Snap-on has reduced headcount by approximately 740 employees as part of its restructuring actions. While the majority of the exit and disposal accrual will be utilized in 2009, approximately $0.4 million of facility-related costs, primarily related to longer-term lease obligations, and approximately $0.6 million of severance payments will extend beyond 2009.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s judgment under prevailing circumstances.

Note 7: Income Taxes

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 32.2% in the first nine months of 2009 and 33.9% in the first nine months of 2008.

For the nine months ended October 3, 2009, Snap-on’s unrecognized tax benefits decreased by $2.3 million. The recognition of $12.3 million of previously unrecognized tax benefits as a result of the lapsing of statutes of limitations in certain jurisdictions was largely offset by $10.0 million of unrecognized tax benefits attributable to tax positions taken.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. Snap-on and its subsidiaries are routinely examined by tax authorities in certain of these jurisdictions and it is reasonably possible that some of these examinations may be resolved within the next 12 months. Due to the potential resolution of these global examinations, it is reasonably possible that Snap-on’s gross unrecognized tax benefits may decrease by a range of zero to $9.3 million over the next 12 months.

Note 8: Short-term and Long-term Debt

Notes payable, current maturities of long-term debt and long-term debt as of October 3, 2009, were $1,069.4 million, as compared to $515.4 million as of January 3, 2009. The $554.0 million increase in debt over year-end 2008 levels is primarily due to the company’s issuance of $300 million of fixed rate, long-term notes on February 24, 2009, and $250 million of fixed rate, long-term notes on August 14, 2009. On February 24, 2009, Snap-on sold $300 million of unsecured fixed rate notes consisting of $100 million of unsecured 5.85% notes that mature in 2014, and $200 million of unsecured 6.70% notes that mature in 2019; interest on these notes is

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

paid semi-annually beginning on September 1, 2009. Snap-on anticipates using the proceeds from the sale of these notes, net of $2.3 million of transaction costs, for general corporate purposes, including the January 2010 repayment of $150 million of outstanding notes upon their maturity. On August 14, 2009, Snap-on sold $250 million of unsecured, 6.125% long-term notes that mature in 2021; interest on these notes is to be paid semi-annually beginning on March 1, 2010. Snap-on anticipates using the $248.2 million of proceeds from the sale of the notes, net of $1.8 million of transaction costs, for general corporate purposes, including the funding of receivables contracts originated by SOC. No commercial paper was outstanding at October 3, 2009, or January 3, 2009.

Notes payable and current maturities of long-term debt of $167.0 million as of October 3, 2009, included $150 million of long-term debt that matures on January 12, 2010, and $17.0 million of other notes payable. At January 3, 2009, the $150 million note was included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as its scheduled maturity was in excess of one year of the year-end balance sheet date.

Long-term debt of $902.4 million as of October 3, 2009, included (i) $200 million of unsecured 6.25% notes that mature in 2011; (ii) $150 million of unsecured 5.50% notes that mature in 2017; (iii) $100 million of unsecured 5.85% notes that mature in 2014; (iv) $200 million of unsecured 6.70% notes that mature in 2019; (v) $250 million of unsecured 6.125% notes that mature in 2021; and (vi) 2.4 million of other long-term debt.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012; as of October 3, 2009, no amounts were outstanding under this revolving credit facility. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of October 3, 2009, the company’s actual ratios of 0.45 and 3.02, respectively, were both within the permitted ratios as set forth in this financial covenant.

As of October 3, 2009, Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit. The committed bank lines consist of two $10 million lines of credit that expire on July 27, 2010, and August 29, 2010, respectively.

As of October 3, 2009, Snap-on had a total of $520 million of unused available debt capacity under the terms of its revolving multi-currency credit facility and committed bank lines of credit.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility discussed above, Snap-on’s debt agreements and credit facilities also contain certain usual and customary borrowing, and affirmative, negative and maintenance covenants. As of October 3, 2009, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

Prior to the July 16, 2009 termination of the joint venture agreement with CIT, Snap-on and CIT jointly agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis. As of January 3, 2009, and the July 16, 2009 termination date, no amounts were loaned to SOC by either Snap-on or CIT.

Note 9: Financial Instruments

Derivatives: Snap-on accounts for its hedging activities under the applicable standards issued by the FASB. These standards require that all derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or on the accompanying Condensed Consolidated Balance Sheets, depending on whether the derivative is designated and effective as part of a hedged transaction. Gains or losses on derivative instruments recorded

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

in “Accumulated other comprehensive income (loss)” must be reclassified to earnings in the period in which earnings are affected by the underlying hedged item and the ineffective portion of all hedges must be recognized in earnings in the period that such portion is determined to be ineffective.

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

Foreign Currency Risk Management: Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations and restrictions on the movement of funds. Foreign currency exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency, including intercompany loans to foreign subsidiaries denominated in foreign currencies. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments to protect the residual net exposures. Snap-on manages most of these exposures on a consolidated basis, which allows for netting of certain exposures to take advantage of natural offsets. Foreign exchange forward contracts are used to hedge the net exposures. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. Snap-on’s foreign exchange forward contracts are typically not designated as hedges. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings.

At October 3, 2009, Snap-on had $223.5 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $83.4 million in euros, $59.6 million in Swedish kronor, $26.8 million in Australian dollars, $21.0 million in Canadian dollars, $16.5 million in British pounds, $11.5 million in Singapore dollars, $4.1 million in Norwegian kroner, $2.3 million in Danish kroner, and $5.0 million in other currencies, and various sell contracts of $3.4 million in Turkish lira and $3.3 million in other currencies. At January 3, 2009, Snap-on had $169.2 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $67.4 million in euros, $60.0 million in Swedish kronor, $20.6 million in Australian dollars, $6.5 million in Singapore dollars, $5.4 million in Canadian dollars, $5.0 million in British pounds, $4.0 million in Norwegian krone, $1.9 million in Danish kroner, and $2.0 million in other currencies, and various sell contracts in other currencies totaling $3.6 million.

Interest Rate Risk Management: Snap-on’s interest rate risk management policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities.

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense. For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $50 million at both October 3, 2009, and January 3, 2009.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Treasury Lock Agreements: In 2009 Snap-on entered into treasury lock agreements to manage the potential change in interest rates in anticipation of issuing fixed rate debt. Prior to the company’s termination of the financial services joint venture agreement with CIT, Snap-on also entered into treasury lock agreements to manage the risk associated with changing benchmark interest rates on its extended contract installment loans that were sold to CIT. Treasury lock agreements are accounted for as cash flow hedges. The effective differentials paid or received on treasury lock agreements related to credit installment loans are recognized as adjustments to “Financial services revenue” on the accompanying Condensed Consolidated Statements of Earnings. The effective differentials paid or received on treasury lock agreements related to the anticipated issuance of fixed rate debt are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings.

During the third quarter of 2009, Snap-on settled outstanding treasury locks of $30 million related to the settlement of extended credit installment receivables sold to CIT and $125 million related to the forecasted principal debt issuance as part of the company’s offering of $250 million of fixed rate, long-term notes on August 14, 2009. During the first nine months of 2009, Snap-on settled treasury locks of $109 million related to the settlement of extended credit installment receivables sold to CIT and $225 million related to the forecasted principal debt issuance related to the company’s offering of $300 million of fixed rate, long-term notes on February 24, 2009, and $250 million of fixed rate, long-term notes on August 14, 2009. There were no treasury locks outstanding as of October 3, 2009. The notional amount of treasury locks outstanding and designated as cash flow hedges was $51 million as of January 3, 2009.

The following table represents the fair value of derivative instruments included within the Condensed Consolidated Balance Sheets:

(Amounts in millions)	Balance Sheet Presentation	October 3, 2009		January 3, 2009
		Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap agreements	Other assets	$2.2	$–	$3.1	$–

Treasury lock agreements	Other accrued liabilities	–	–	–	3.4
Firm commitment agreements	Other accrued liabilities	–	–	–	0.2

Total		$2.2	$–	$3.1	$3.6

Derivatives Not Designated as Hedging Instruments:

Foreign exchange forwards	Prepaid expenses and other assets	$16.5	$–	$10.5	$–
Foreign exchange forwards	Other accrued liabilities	–	2.8	–	16.1

Total		$16.5	$2.8	$10.5	$16.1

Total derivative instruments		$18.7	$2.8	$13.6	$19.7

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table represents the effect of derivative instruments designated as fair value hedges as included in the Condensed Consolidated Statements of Earnings:

(Amounts in millions)	Statement of Earnings Presentation	Effective Portion of Gain / (Loss) Recognized in Income Three months ended		Effective Portion of Gain / (Loss) Recognized in Income Nine months ended
		Oct. 3, 2009	Sept. 27, 2008	Oct. 3, 2009	Sept. 27, 2008
Derivatives Designated as Fair Value Hedges:

Interest rate swap agreements	Interest expense	$0.5	$0.1	$1.4	$0.8

The following tables represent the effect of derivative instruments designated as cash flow hedges as included in “Accumulated other comprehensive income (loss)” (“Accumulated OCI”) on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Earnings:

(Amounts in millions)	Effective Portion of Gain / (Loss) Recognized in Accumulated OCI Three months ended		Statement of Earnings Presentation	Effective Portion of Gain / (Loss) Reclassified from Accumulated OCI into Income Three months ended
	Oct. 3, 2009	Sept. 27, 2008		Oct. 3, 2009	Sept. 27, 2008
Derivatives Designated as Cash Flow Hedges:
Treasury lock agreements	$(0.2)	$–	Interest expense	$–	$–

Treasury lock agreements	–	(0.8)	Financial services revenue	(0.5)	0.1

Firm commitment agreements	–	–	Net sales	(0.1)	–

(Amounts in millions)	Effective Portion of Gain / (Loss) Recognized in Accumulated OCI Nine months ended		Statement of Earnings Presentation	Effective Portion of Gain / (Loss) Reclassified from Accumulated OCI into Income Nine months ended
	Oct. 3, 2009	Sept. 27, 2008		Oct. 3, 2009	Sept. 27, 2008
Derivatives Designated as Cash Flow Hedges:
Treasury lock agreements	$0.6	$–	Interest expense	$–	$–

Treasury lock agreements	(0.3)	(0.8)	Financial services revenue	(3.1)	–

Firm commitment agreements	–	–	Net sales	(0.2)	–

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table represents the effect of derivative instruments not designated as hedging instruments as included in the Condensed Consolidated Statements of Earnings:

(Amounts in millions)	Statement of Earnings Presentation	Gain / (Loss) Recognized in Income Three months ended		Gain / (Loss) Recognized in Income Nine months ended
		Oct. 3, 2009	Sept. 27, 2008	Oct. 3, 2009	Sept. 27, 2008
Derivatives Not Designated as Hedging Instruments:

Foreign exchange forwards	Other income (expense) – net	$18.3	$(24.7)	$21.6	$(1.5)

As discussed above, Snap-on’s foreign exchange forward contracts are typically not designated as hedges within the accounting standards. The fair value changes of derivatives not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. The $18.3 million derivative gain recognized in the third quarter of 2009 was offset by transaction losses on net exposures of $18.3 million, resulting in no net foreign exchange gain or loss for the third quarter. The $24.7 million derivative loss recognized in the third quarter of 2008 was offset by transaction gains on net exposures of $24.9 million, resulting in a net foreign exchange gain for the third quarter of $0.2 million. The $21.6 million derivative gain recognized in the first nine months of 2009 was offset by transaction losses on net exposures of $21.5 million, resulting in a year to date net foreign exchange gain of $0.1 million. The $1.5 million derivative loss recognized in the first nine months of 2008 was offset by transaction gains on net exposures of $0.7 million, resulting in a year to date net foreign exchange loss of $0.8 million. The resulting net foreign exchange gains and losses are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 16 for additional information on “Other income (expense) – net.”

See Note 17 for a description of how the above financial instruments are valued in accordance with U.S. GAAP; see Note 14 for additional information on changes in comprehensive income.

At October 3, 2009, the maximum maturity date of any fair value hedge was two years and the maximum maturity date of any cash flow hedge was three months. During the next 12 months, Snap-on expects to reclassify into earnings net losses from “Accumulated other comprehensive income (loss)” of approximately $0.05 million after tax at the time the underlying hedge transactions are settled.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	October 3, 2009		January 3, 2009
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Contract receivables – net	$84.2	$99.0	$60.8	$80.0
Finance receivables – net	185.3	229.0	66.4	92.0

Long-term debt and notes payable and current maturities of long-term debt	1,069.4	1,124.0	515.4	511.0

The following methods and assumptions were used in estimating the fair value of financial instruments:

•

Contract and finance receivables include both short-term and long-term receivables. The fair value was based on a discounted cash flow analysis that was performed over the average life of the financing receivables using a current similar term market discount rate adjusted for credit quality, cost and profit factors.

•

Long-term debt and current maturities fair value was estimated based on quoted market values of Snap-on’s publicly traded senior debt. The carrying value of long-term debt includes adjustments related to fair value hedges.

•

The fair value of all other financial instruments of cash equivalents, trade and other accounts receivable, accounts payable, and other financial instruments approximates carrying value due to their short-term nature.

Note 10: Pension Plans

Snap-on’s net pension expense included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Service cost	$4.1	$4.2	$12.3	$14.9
Interest cost	13.4	13.0	40.2	39.8
Expected return on assets	(15.0)	(17.3)	(45.0)	(51.5)
Actuarial loss	1.6	0.2	4.9	0.8
Prior service cost	0.3	0.4	0.9	0.9

Net pension expense	$4.4	$0.5	$13.3	$4.9

In 2009, Snap-on expects to make contributions of approximately $8.9 million and $1.3 million to its foreign and domestic pension plans, respectively.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 11: Postretirement Health Care Plans

Snap-on’s postretirement health care expense included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost	1.2	1.1	3.6	3.3
Expected return on plan assets	(0.2)	(0.3)	(0.6)	(0.9)
Unrecognized net (gain) loss	–	0.2	–	(0.3)
Prior service credit	(0.1)	(0.1)	(0.3)	(0.3)

Net postretirement expense	$1.0	$1.0	$2.9	$2.1

Note 12: Stock-Based Compensation

The 2001 Incentive Stock and Awards Plan, as Amended (“2001 Plan”), which was approved by shareholders in 2001 and subsequently amended, provides for the grant of stock options, performance share awards, stock appreciation rights, and restricted stock awards (which may be designated as “restricted stock units”). As of October 3, 2009, the 2001 Plan had 2,018,346 shares available for future grants; the company uses treasury stock to deliver shares issued under the 2001 Plan.

The net stock-based compensation expense for the three month period ended October 3, 2009 was $3.1 million. The reversal of performance award accruals not expected to vest and the impact of mark-to-market adjustments on stock appreciation rights resulted in a net credit to income of $1.1 million for the nine month period ended October 3, 2009. The net stock-based compensation expense for the three and nine month periods ended September 27, 2008, was $3.9 million and $11.9 million, respectively. Cash received from option exercises during the three and nine month periods ended October 3, 2009, totaled $0.7 million and $4.1 million, respectively. Cash received from option exercises during the three and nine month periods ended September 27, 2008, totaled $2.3 million and $41.3 million, respectively. The tax benefit realized from the exercise of share-based payment arrangements was insignificant for the three month period ended October 3, 2009, and $3.4 million for the nine month period ended October 3, 2009. The tax benefit realized from the exercise of share-based payment arrangements was $0.5 million and $10.9 million for the three and nine month periods ended September 27, 2008, respectively.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following weighted-average assumptions were used in calculating the fair value of stock options granted during the nine month periods ended October 3, 2009, and September 27, 2008, using the Black-Scholes valuation model; no stock options were granted in the three month periods ended October 3, 2009, and September 27, 2008:

	Nine Months Ended
	October 3, 2009	September 27, 2008
Expected term of option (in years)	5.87	5.84
Expected volatility factor	30.17%	25.97%
Expected dividend yield	2.72%	2.79%
Risk-free interest rate	1.77%	2.72%

A summary of stock option activity as of and for the nine month period ended October 3, 2009, is presented below:

	Shares (in thousands)	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 3, 2009	1,788	$42.48
Granted	572	29.72
Exercised	(27)	31.48
Forfeited	(60)	40.45

Outstanding at October 3, 2009	2,273	$39.45	7.01	$3.7

Exercisable at October 3, 2009	1,240	$39.27	5.54	$1.6

(*)	Weighted-average

The weighted-average grant date fair value of options granted during the nine month periods ended October 3, 2009, and September 27, 2008, was $6.74 and $10.81, respectively. The intrinsic value of options exercised was $0.1 million during the nine month period ended October 3, 2009, and was $18.6 million for the nine month period ended September 27, 2008. The fair value of stock options vested during the nine month periods ended October 3, 2009, and September 27, 2008, was $3.3 million and $4.1 million, respectively.

As of October 3, 2009, there was $6.1 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 1.8 years.

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

The fair value of these awards is estimated on the date of grant using the Black-Scholes valuation model. The company uses the vesting period of the performance awards as the expected term of the awards granted. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the performance award. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the length of time corresponding to the expected term of the

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

performance award. The following weighted-average assumptions were used in calculating the fair value of performance awards granted during the nine month periods ended October 3, 2009, and September 27, 2008, using the Black-Scholes valuation model:

	Nine Months Ended
	October 3, 2009	September 27, 2008

Expected term of performance award (in years)	3.0	3.0
Expected volatility factor	37.09%	26.16%
Risk-free interest rate	1.32%	2.11%

The weighted-average grant date fair value of performance awards granted during the nine month periods ended October 3, 2009, and September 27, 2008, was $29.69 and $51.75, respectively. Performance share awards of 125,164 shares and 91,977 shares were paid out during the nine month periods ended October 3, 2009, and September 27, 2008, respectively. As performance share awards generally vest only at the end of the performance award period, no shares vested during the nine month periods ended October 3, 2009, and September 27, 2008.

The status of the company’s non-vested performance share awards and changes during the nine month period ended October 3, 2009, is presented below:

	Shares (in thousands)	Fair Value (*)
Non-vested performance awards at January 3, 2009	340	$51.00
Granted	242	29.69
Vested	–	–
Cancellations	(41)	47.71

Non-vested performance awards at October 3, 2009	541	$40.44

(*)	Weighted-average

As of October 3, 2009, there was $7.6 million of unrecognized compensation cost related to non-vested performance share awards granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 1.8 years.

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

The fair value of SARs is remeasured each reporting period using the Black-Scholes valuation model. The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs. The following weighted-average

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

assumptions were used in calculating the fair value of SARs granted during the nine month periods ended October 3, 2009, and September 27, 2008, using the Black-Scholes valuation model; no SARs were granted in the three month periods ended October 3, 2009, and September 27, 2008:

	Nine Months Ended
	October 3, 2009	September 27, 2008
Expected term of SARs (in years)	5.69	5.51
Expected volatility factor	30.25%	25.61%
Expected dividend yield	2.72%	2.72%
Risk-free interest rate	1.77%	3.05%

The weighted-average grant date fair value of SARs granted during the nine month periods ended October 3, 2009, and September 27, 2008, was $6.69 and $10.78, respectively. The total intrinsic value of SARs exercised was zero during both the three and nine month periods ended October 3, 2009, and $0.7 million and $1.7 million for the three and nine month periods ended September 27, 2008, respectively. The total fair value of SARs vested during the first nine months of 2009 and 2008 was $0.4 million.

The status of the company’s non-vested SARs as of October 3, 2009, is presented below:

	SARs (in thousands)	Fair Value (*)
Non-vested SARs at January 3, 2009	201	$9.07
Granted	126	8.60
Vested	(68)	6.56
Cancellations	–	–

Non-vested SARs at October 3, 2009	259	$7.58

(*)	Weighted-average

As of October 3, 2009, there was $1.8 million of unrecognized compensation cost related to non-vested SARs granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 1.8 years.

Restricted Stock Awards

The company granted 36,980 restricted stock units to non-employee directors during the nine months ended October 3, 2009. All restrictions will lapse upon the recipient’s termination of service as a director or in the event of a change in control, as defined in the 2001 Plan.

Note 13: Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	Oct. 3, 2009	Sept. 27, 2008	Oct. 3, 2009	Sept. 27, 2008
Weighted-average common shares outstanding	57,725,281	57,449,501	57,646,871	57,521,459
Dilutive effect of stock-based instruments	115,898	722,104	221,348	646,253

Weighted-average common shares outstanding, assuming dilution	57,841,179	58,171,605	57,868,219	58,167,712

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. Options to purchase 1,111,463 shares and 1,607,005 shares of Snap-on common stock for the three and nine month periods ended October 3, 2009, respectively, and options to purchase 12,000 shares and 394,313 shares of Snap-on common stock for the three and nine month periods ended September 27, 2008, respectively, were not included in the computations of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

Note 14: Comprehensive Income (Loss) and Consolidated Statements of Shareholders’ Equity

Total comprehensive income (loss) for the three and nine month periods ended October 3, 2009, and September 27, 2008, was as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	Oct. 3, 2009	Sept. 27, 2008	Oct. 3, 2009	Sept. 27, 2008
Net earnings	$ 26.4	$ 55.0	$105.6	$183.1
Foreign currency translation	41.4	(73.5)	77.1	(10.3)
Change in fair value of derivative instruments, net of tax	0.3	(1.6)	3.5	(1.6)

Total comprehensive income (loss)	$ 68.1	$(20.1)	$186.2	$171.2

Comprehensive (income) loss attributable to non-redeemable noncontrolling interest	(1.4)	0.3	(10.0)	(4.6)
Comprehensive (income) loss attributable to redeemable noncontrolling interest	0.3	0.1	0.8	0.4

Total comprehensive income (loss) attributable to Snap-on	$ 67.0	$(19.7)	$177.0	$167.0

The following summarizes the changes in total shareholders’ equity for the nine month period ended October 3, 2009:

(Amounts in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Shareholders’ Equity

Balance at January 3, 2009	$67.2	$155.5	$1,463.7	$(106.5)	$(393.4)	$18.0	$1,204.5
Net earnings for the nine months ended October 3, 2009 (excludes $0.8 million of net loss attributable to the redeemable noncontrolling interest)	–	–	97.6	–	–	8.8	106.4
Foreign currency translation	–	–	–	77.1	–	–	77.1
Cash flow hedges	–	–	–	2.3	–	1.2	3.5
Cash dividends – $0.90 per share	–	–	(51.8)	–	–	–	(51.8)
Dividend reinvestment plan and other	–	1.0	–	–	–	(4.4)	(3.4)
Purchase of CIT’s ownership interest in SOC	–	–	–	–	–	(8.1)	(8.1)
Stock compensation plans	0.1	1.9	–	–	1.0	–	3.0
Tax deficiency on stock-based compensation	–	(0.7)	–	–	–	–	(0.7)

Balance at October 3, 2009	$67.3	$157.7	$1,509.5	$(27.1)	$(392.4)	$15.5	$1,330.5

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following summarizes the changes in total shareholders’ equity for the nine month period ended September 27, 2008:

(Amounts in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Shareholders’ Equity

Balance at December 29, 2007	$67.1	$137.9	$1,296.7	$142.8	$(364.4)	$17.3	$1,297.4
Net earnings for the nine months ended September 27, 2008 (excludes $0.4 million of net loss attributable to the redeemable noncontrolling interest)	–	–	178.1	–	–	5.4	183.5
Foreign currency translation	–	–	–	(10.3)	–	–	(10.3)
Cash flow hedges	–	–	–	(0.8)	–	(0.8)	(1.6)
Cash dividends – $0.90 per share	–	–	(52.3)	–	–	–	(52.3)
Dividend reinvestment plan and other	–	1.0	–	–	–	(3.9)	(2.9)
Stock compensation plans	0.1	8.1	–	–	(29.1)	–	(20.9)
Tax benefit on stock-based compensation	–	5.3	–	–	–	–	5.3

Balance at September 27, 2008	$67.2	$152.3	$1,422.5	$131.7	$(393.5)	$18.0	$1,398.2

The following summarizes the changes in the redeemable noncontrolling interest for the nine month periods ended October 3, 2009, and September 27, 2008:

	Nine Months Ended
	October 3, 2009	September 27, 2008
Beginning of year	$4.3	$–
Redeemable noncontrolling interest	–	4.9
Net loss	(0.8)	(0.4)

End of period	$3.5	$4.5

Note 15: Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its reserve requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience. The following summarizes Snap-on’s product warranty accrual activity for the three and nine month periods ended October 3, 2009, and September 27, 2008:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	Oct. 3, 2009	Sept. 27, 2008	Oct. 3, 2009	Sept. 27, 2008
Warranty reserve:
Beginning of period	$13.5	$17.2	$15.5	$17.1
Additions	2.3	2.7	6.1	8.3
Usage	(1.7)	(3.1)	(7.5)	(8.6)

End of period	$14.1	$16.8	$14.1	$16.8

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions against Snap-on related to franchisee van loans previously sold to CIT. At October 3, 2009, and January 3, 2009, $15.0 million and $15.4 million of loans, respectively, with terms ranging from six months to seven years, have a primary recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of October 3, 2009, was not material.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The Wanda Snap-on joint venture agreement granted a redeemable noncontrolling interest right to the noncontrolling shareholder, exercisable beginning in 2011, that could require Snap-on to acquire the noncontrolling interest at a purchase price of either 65.3 million Chinese yuan (approximately $9.6 million at October 3, 2009 exchange rates) or 76.2 million Chinese yuan (approximately $11.2 million at October 3, 2009 exchange rates) if certain financial metrics (as defined in the joint venture agreement) are reached during the five-year period subsequent to the acquisition date.

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these legal matters, management believes that the results will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 16: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Interest income	$0.6	$1.5	$1.4	$5.5
Foreign exchange gain (loss)	–	0.2	0.1	(0.8)
Other	(0.4)	(0.7)	(0.5)	(1.4)

Total other income (expense) – net	$0.2	$1.0	$1.0	$3.3

Note 17: Fair Value Measurements

Snap-on has derivative assets and liabilities that are measured at Level 2 fair value on a recurring basis as follows:

(Amounts in millions)	October 3, 2009
Assets:
Short-term derivative	$16.5
Long-term interest rate swaps	2.2

Total assets	$18.7

Liabilities:
Short-term derivative	$(2.8)
Long-term interest rate swaps	–

Total liabilities	$(2.8)

The fair values of the derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. The short-term derivative assets and liabilities contain (i) foreign exchange forward contracts that are valued monthly based on exchange rates quoted by domestic and foreign banks for similar instruments; and (ii) treasury lock agreements that are valued monthly using bank benchmark rates for similar instruments. The long-term interest rate swaps are valued monthly based on the six-month LIBOR swap rate for similar instruments. The short-term derivative assets and liabilities are included in “Prepaid expenses and other assets” and “Other accrued liabilities,” respectively, and the long-term interest rate swap assets are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets. The company did not have any assets or liabilities measured at Level 1 or Level 3, or implement any changes in its valuation techniques as of and for the nine month period ended October 3, 2009. See Note 9 for additional information on the company’s financial instruments.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Financial data by segment was as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net sales:
Commercial & Industrial Group	$265.4	$338.1	$781.6	$1,082.5
Snap-on Tools Group	246.6	269.5	747.3	851.6
Diagnostics & Information Group	132.0	155.1	401.5	474.9

Segment net sales	644.0	762.7	1,930.4	2,409.0
Intersegment eliminations	(62.2)	(64.9)	(186.0)	(223.5)

Total net sales	$581.8	$697.8	$1,744.4	$2,185.5
Financial services revenue	6.0	18.0	51.6	61.7

Total revenues	$587.8	$715.8	$1,796.0	$2,247.2

Operating earnings (loss):
Commercial & Industrial Group	$10.9	$40.7	$29.0	$128.2
Snap-on Tools Group	30.6	28.2	79.7	97.9
Diagnostics & Information Group	32.0	27.2	91.7	78.6
Financial Services	(5.3)	4.8	21.3	28.4

Segment operating earnings	68.2	100.9	221.7	333.1
Corporate	(19.5)	(14.5)	(38.4)	(41.8)

Operating earnings	$48.7	$86.4	$183.3	$291.3
Interest expense	(12.8)	(6.8)	(33.0)	(25.1)
Other income (expense) – net	0.2	1.0	1.0	3.3

Earnings before income taxes and equity earnings	$36.1	$80.6	$151.3	$269.5

(Amounts in millions)			October 3, 2009	January 3, 2009
Assets:
Commercial & Industrial Group			$1,034.6	$1,075.1
Snap-on Tools Group			419.2	442.7
Diagnostics & Information Group			756.8	769.1
Financial Services			313.1	160.1

Total assets from reportable segments			$2,523.7	$2,447.0
Corporate			845.2	294.1
Elimination of intersegment receivables			(31.6)	(30.8)

Total assets			$3,337.3	$2,710.3

Note 19: Supplemental Data

The supplemental data is presented for informational purposes to provide readers with insight into the information used by management for assessing operating performance of the company’s non-financial services (“Operations”) and “Financial Services” businesses.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The supplemental Operations data reflects the results of operations and financial position of Snap-on’s tools, diagnostics, equipment, software and other non-financial services operations with Financial Services on the equity method. The supplemental Financial Services data reflects the results of operations and financial position of Snap-on’s U.S. and international financial services operations. The financing needs of Financial Services are met through intersegment borrowings from Snap-on Incorporated and Financial Services is charged intersegment interest expense on those intersegment borrowings at market rates. Long-term debt for Operations includes the Company’s third party external borrowings, net of intersegment borrowings to Financial Services. Income taxes are charged (credited) to Financial Services on the basis of the specific tax attributes generated by the U.S. and international financial services businesses. Transactions between the Operations and Financial Services businesses were eliminated to arrive at the consolidated financial statements.

Supplemental Consolidating Data – The Condensed Statements of Earnings for the three month periods ended October 3, 2009, and September 27, 2008, are as follows:

	Operations*		Financial Services
	Three Months Ended		Three Months Ended
	Oct. 3, 2009	Sept. 27, 2008	Oct. 3, 2009	Sept. 27, 2008
Net sales	$581.8	$697.8	$–	$–
Cost of goods sold	(321.3)	(385.6)	–	–

Gross profit	260.5	312.2	–	–
Operating expenses	(206.5)	(230.6)	–	–

Operating earnings before financial services	54.0	81.6	–	–

Financial services revenue	–	–	6.0	18.0
Financial services expenses	–	–	(11.3)	(13.2)

Operating earnings (loss) from financial services	–	–	(5.3)	4.8

Operating earnings (loss)	54.0	81.6	(5.3)	4.8
Interest expense	(12.8)	(6.8)	–	–
Intersegment interest income (expense) – net	0.4	(0.6)	(0.4)	0.6
Other income (expense) – net	0.7	1.0	(0.5)	–

Earnings (loss) before income taxes and equity earnings	42.3	75.2	(6.2)	5.4
Income tax benefit (expense)	(12.9)	(24.7)	2.6	(2.1)

Earnings (loss) before equity earnings	29.4	50.5	(3.6)	3.3
Financial services – Net earnings (loss) attributable to Snap-on Incorporated	(3.3)	4.1	–	–
Equity earnings, net of tax	0.6	1.2	–	–

Net earnings (loss)	26.7	55.8	(3.6)	3.3
Net (earnings) loss attributable to noncontrolling interests	(1.3)	(1.2)	0.3	0.8

Net earnings (loss) attributable to Snap-on Incorporated	$25.4	$54.6	$(3.3)	$4.1

*	Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Supplemental Consolidating Data – The Condensed Statements of Earnings for the nine month periods ended October 3, 2009, and September 27, 2008, are as follows:

	Operations*		Financial Services
	Nine Months Ended		Nine Months Ended
	Oct. 3, 2009	Sept. 27, 2008	Oct. 3, 2009	Sept. 27, 2008
Net sales	$1,744.4	$2,185.5	$–	$–
Cost of goods sold	(971.2)	(1,200.9)	–	–

Gross profit	773.2	984.6	–	–
Operating expenses	(611.2)	(721.7)	–	–

Operating earnings before financial services	162.0	262.9	–	–

Financial services revenue	–	–	51.6	61.7
Financial services expenses	–	–	(30.3)	(33.3)

Operating earnings from financial services	–	–	21.3	28.4

Operating earnings	162.0	262.9	21.3	28.4
Interest expense	(33.0)	(25.1)	–	–
Intersegment interest income (expense) – net	0.3	(1.8)	(0.3)	1.8
Other income (expense) – net	1.6	3.3	(0.6)	–

Earnings before income taxes and equity earnings	130.9	239.3	20.4	30.2
Income tax expense	(40.8)	(79.5)	(5.4)	(10.1)

Earnings before equity earnings	90.1	159.8	15.0	20.1
Financial services – Net earnings attributable to Snap-on Incorporated	10.7	18.5
Equity earnings, net of tax	0.5	3.2	–	–

Net earnings	101.3	181.5	15.0	20.1
Net earnings attributable to noncontrolling interests	(3.7)	(3.4)	(4.3)	(1.6)

Net earnings attributable to Snap-on Incorporated	$97.6	$178.1	$10.7	$18.5

*	Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Supplemental Consolidating Data – The Condensed Balance Sheets as of October 3, 2009, are as follows:

	October 3, 2009
	Operations*	Financial Services
Assets
Current assets
Cash and cash equivalents	$ 656.1	$ 52.9
Intersegment receivables	2.6	0.2
Trade and other accounts receivable – net	397.8	0.1
Contract receivable – net	8.9	25.7
Finance receivable – net	—	75.9
Inventories – net	286.2	—
Deferred income tax assets	60.8	0.2
Prepaid expenses and other assets	85.9	8.2

Total current assets	1,498.3	163.2

Property and equipment – net	345.1	1.5
Investment in Financial Services	172.9	—
Deferred income tax assets	71.3	—
Long-term contract receivables – net	11.7	37.9
Long-term finance receivables – net	—	109.4
Goodwill	820.2	—
Other intangibles – net	210.5	—
Other assets	69.9	1.1

Total assets	$ 3,199.9	$ 313.1

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Supplemental Consolidating Data – Condensed Balance Sheets (continued):

	October 3, 2009
	Operations*	Financial Services
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$110.2	$1.8
Intersegment payables	0.4	2.4
Notes payable and current maturities of long-term debt	167.0	–
Accrued benefits	38.5	0.4
Accrued compensation	52.8	2.8
Franchisee deposits	41.2	–
Deferred subscription revenue	20.9	–
Income taxes	2.2	4.3
Other accrued liabilities	166.9	33.6

Total current liabilities	600.1	45.3

Long-term debt and intersegment long-term debt	810.6	91.8
Deferred income tax liabilities	101.0	0.4
Retiree health care benefits	55.5	–
Pension liabilities	219.9	–
Other long-term liabilities	82.3	2.7

Total liabilities	1,869.4	140.2

Total shareholders’ equity attributable to Snap-on Incorporated	1,315.0	172.9
Noncontrolling interests	15.5	–

Total shareholders’ equity	1,330.5	172.9

Total liabilities and shareholders’ equity	$3,199.9	$313.1

*	Snap-on Incorporated with Financial Services on the equity method.

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

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain efficiencies and savings from its Rapid Continuous Improvement and other cost reduction initiatives, including its ability to implement reductions in workforce, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and lost revenues. These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby enhance their sales and profitability, introduce successful new products, successfully integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the need to provide financing for the contracts and loans originated by Snap-on Credit LLC due to the termination of Snap-on’s joint venture with The CIT Group, Inc., litigation challenges and external negative factors including the current instability in world credit and financial markets, weakness in the global economy, the substantial weakness and uncertainty in the U.S. automotive industry, and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, and the impact of legal proceedings, energy and raw material supply and pricing, including steel and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs, the impacts of non-strategic business and/or product line rationalizations, terrorist disruptions and epidemics on business. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

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

Snap-on Credit

On July 16, 2009, Snap-on terminated its 50/50 joint venture agreement with The CIT Group, Inc. (“CIT”) relating to the parties’ Snap-on Credit LLC (“SOC”) financial services joint venture. Snap-on subsequently purchased CIT’s ownership interest in SOC for $8.1 million pursuant to Snap-on’s rights under the agreement. Since 2004, Snap-on has included the accounts of SOC in its consolidated financial statements as Snap-on concluded that it was the primary beneficiary of the joint venture arrangement.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

The operations of SOC are expected to be uninterrupted by this event and all activities surrounding the financing of extended credit contracts to (i) franchisees; (ii) franchisees’ customers’ and (iii) Snap-on’s industrial and other customers for the purchase of tools, equipment and diagnostics products will continue without change. SOC will continue to service the remaining portfolio of contracts, estimated at approximately $722 million as of October 3, 2009, that were previously sold to and remain owned by CIT; Snap-on has no obligation to purchase the portfolio of contracts owned by CIT.

Since July 16, 2009, Snap-on is providing financing for new contracts originated by SOC. New contracts originated by SOC are reflected as contract and finance receivables on the company’s balance sheet and the company is recording the interest yield on these receivables over the life of the contract as financial services revenue. Previously, the company recorded gains on contracts sold to CIT as financial services revenue. Snap-on believes that it has sufficient available cash, cash flow from operating activities, and available credit facilities, including access to public debt markets, to fund the financing needs of SOC.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

RESULTS OF OPERATIONS

Results of operations for the three month periods ended October 3, 2009, and September 27, 2008, are as follows:

	Three Months Ended
(Amounts in millions)	October 3, 2009		September 27, 2008		Change
Net sales	$581.8	100.0%	$697.8	100.0%	$(116.0)	-16.6%
Cost of goods sold	(321.3)	-55.2%	(385.6)	-55.3%	64.3	16.7%

Gross profit	260.5	44.8%	312.2	44.7%	(51.7)	-16.6%
Operating expenses	(206.5)	-35.5%	(230.6)	-33.0%	24.1	10.5%

Operating earnings before financial services	54.0	9.3%	81.6	11.7%	(27.6)	-33.8%

Financial services revenue	6.0	100.0%	18.0	100.0%	(12.0)	-66.7%
Financial services expenses	(11.3)	188.3%	(13.2)	-73.3%	1.9	14.4%

Operating earnings (loss) from financial services	(5.3)	-88.3%	4.8	26.7%	(10.1)	NM

Operating earnings	48.7	8.3%	86.4	12.1%	(37.7)	-43.6%
Interest expense	(12.8)	-2.2%	(6.8)	-0.9%	(6.0)	-88.2%
Other income (expense) – net	0.2	–	1.0	0.1%	(0.8)	-80.0%

Earnings before income taxes and equity earnings	36.1	6.1%	80.6	11.3%	(44.5)	-55.2%
Income tax expense	(10.3)	-1.7%	(26.8)	-3.8%	16.5	61.6%

Earnings before equity earnings	25.8	4.4%	53.8	7.5%	(28.0)	-52.0%
Equity earnings, net of tax	0.6	0.1%	1.2	0.2%	(0.6)	-50.0%

Net earnings	26.4	4.5%	55.0	7.7%	(28.6)	-52.0%
Net earnings attributable to noncontrolling interests	(1.0)	-0.2%	(0.4)	-0.1%	(0.6)	NM

Net earnings attributable to Snap-on Incorporated	$25.4	4.3%	$54.6	7.6%	$(29.2)	-53.5%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings (loss) from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales in the third quarter of 2009 of $581.8 million were down $116.0 million, or 16.6%, from 2008 levels, reflecting the continuing impact of the ongoing global recession. The year-over-year sales decline also included $21.0 million of unfavorable currency translation. Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including currency translation fluctuations. Excluding the $21.0 million of unfavorable currency translation, organic (excluding foreign currency translation effects) sales in the third quarter of 2009 declined 13.6% from 2008 levels.

Sales in the Commercial & Industrial Group of $265.4 million were down $72.7 million, or 21.5%, year over year. Excluding $14.4 million of unfavorable currency translation, organic sales in the Commercial & Industrial Group declined 17.2% year over year primarily due to the continued economic downturn, particularly as it has affected European sales. Sales in the Snap-on Tools Group of $246.6 million declined $22.9 million, or 8.5%, year over year. Excluding $3.9 million of unfavorable currency translation, organic sales in the Snap-on Tools Group declined 7.1% year over year. In the Diagnostics & Information Group, sales of $132.0 million were down $23.1 million, or 14.9%, from 2008 levels primarily due to lower essential tool and facilitation program sales to Original Equipment Manufacturer (“OEM”) dealerships. Excluding $3.6 million of unfavorable currency translation, organic sales in the Diagnostics & Information Group declined 12.6%.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Gross profit in the third quarter of 2009 was $260.5 million as compared to $312.2 million in 2008. The $51.7 million decline in year-over-year gross profit is primarily due to the lower sales volumes, costs to carry manufacturing capacity in light of lower demand and inventory reduction efforts, $11.6 million of unfavorable currency effects and $4.0 million of higher restructuring costs. These declines in gross profit were partially offset by $17.0 million of savings from ongoing efficiency and productivity (collectively “Rapid Continuous Improvement” or “RCI”) initiatives and other cost reduction activities, including benefits from restructuring and material cost reduction. Gross profit in the third quarter of 2009 included $3.5 million of LIFO-related inventory benefits as a result of lower inventory levels; gross profit in the third quarter of 2008 included $2.9 million of LIFO-related inventory expense. As a percentage of sales, gross profit margin of 44.8% in the third quarter of 2009 improved 10 basis points (100 basis points equals 1.0 percent) from 44.7% in the third quarter of 2008.

Operating expenses in the third quarter of 2009 were $206.5 million as compared to $230.6 million in 2008. In addition to lower volume-related expenses, the $24.1 million reduction in year-over-year operating expenses primarily resulted from $18.7 million of benefits from ongoing RCI, restructuring and other cost reduction initiatives, $6.1 million of currency translation, and $0.7 million of lower restructuring costs. These declines in operating expenses were partially offset by $3.0 million of higher pension expense primarily as a result of declines in pension asset values. As a percentage of net sales, operating expenses were 35.5% in the third quarter of 2009 as compared to 33.0% in 2008.

Operating loss from Financial Services was $5.3 million on revenue of $6.0 million in the third quarter of 2009 as compared with operating earnings of $4.8 million on revenue of $18.0 million in 2008. In the third quarter of 2009, loan originations of $127.0 million increased 2.2% from comparable 2008 levels. On July 16, 2009, Snap-on terminated the company’s financial services joint venture agreement with CIT. Since July 16, 2009, Snap-on is providing financing for new contracts originated by SOC and SOC is recording the interest yield on the new on-balance-sheet finance portfolio over the life of the contracts as financial services revenue; previously, SOC sold new contract originations to CIT and recorded gains on the sale of the contracts as financial services revenue. The change from recognizing gains on contract sales to CIT to recognizing the interest yield on the on-balance-sheet finance portfolio primarily resulted in the year-over-year declines in both revenues and operating earnings. See Note 2 and Note 3 to the Condensed Consolidated Financial Statements for further information.

Consolidated operating earnings in the third quarter of 2009 of $48.7 million declined $37.7 million, or 43.6%, from the $86.4 million achieved in the third quarter of 2008. Unfavorable currency effects and higher restructuring costs contributed $5.8 million and $3.3 million, respectively, of the $37.7 million decrease in year-over-year operating earnings.

Interest expense of $12.8 million in the third quarter of 2009 was up $6.0 million from the prior year primarily due to higher debt levels as a result of the company’s issuance of $300 million of fixed rate, long-term notes on February 24, 2009, and $250 million of fixed rate, long-term notes on August 14, 2009. See Note 8 to the Condensed Consolidated Financial Statements for information on the company’s debt and credit facilities.

Other income (expense) – net was income of $0.2 million in the third quarter of 2009 as compared to income of $1.0 million in 2008. Other income (expense) – net primarily included interest income as well as hedging and currency exchange rate transaction gains and losses. See Note 16 to the Condensed Consolidated Financial Statements for further information.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 29.3% in the third quarter of 2009 and 33.4% in the third quarter of 2008. The lower third quarter 2009 effective income tax rate is primarily due to the favorable resolution of certain tax matters, the impact of increased earnings attributable to noncontrolling interests that are not taxable to Snap-on, and a more favorable mix of foreign earnings. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

On March 5, 2008, Snap-on acquired a 60% interest in Zhejiang Wanda Tools Co., Ltd. (“Wanda Snap-on”), a tool manufacturer in China. The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions. For segment reporting purposes, the results of Wanda Snap-on, which have been included in Snap-on’s consolidated financial statements since the date of acquisition, are included in the Commercial & Industrial Group. Pro forma financial information has not been presented as the net effects of the acquisition were not material to Snap-on’s results of operations or financial position.

Net earnings attributable to Snap-on in the third quarter of 2009 were $25.4 million, or $0.44 per diluted share. Net earnings attributable to Snap-on in the third quarter of 2008 were $54.6 million, or $0.94 per diluted share.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of operations for the nine month periods ended October 3, 2009, and September 27, 2008, are as follows:

	Nine Months Ended
(Amounts in millions)	October 3, 2009		September 27, 2008		Change
Net sales	$1,744.4	100.0%	$2,185.5	100.0%	$(441.1)	-20.2%
Cost of goods sold	(971.2)	-55.7%	(1,200.9)	-54.9%	229.7	19.1%

Gross profit	773.2	44.3%	984.6	45.1%	(211.4)	-21.5%
Operating expenses	(611.2)	-35.0%	(721.7)	-33.0%	110.5	15.3%

Operating earnings before financial services	162.0	9.3%	262.9	12.1%	(100.9)	-38.4%

Financial services revenue	51.6	100.0%	61.7	100.0%	(10.1)	-16.4%
Financial services expenses	(30.3)	-58.7%	(33.3)	-54.0%	3.0	9.0%

Operating earnings from financial services	21.3	41.3%	28.4	46.0%	(7.1)	-25.0%

Operating earnings	183.3	10.2%	291.3	13.0%	(108.0)	-37.1%
Interest expense	(33.0)	-1.8%	(25.1)	-1.1%	(7.9)	-31.5%
Other income (expense) – net	1.0	0.1%	3.3	0.1%	(2.3)	-69.7%

Earnings before income taxes and equity earnings	151.3	8.5%	269.5	12.0%	(118.2)	-43.9%
Income tax expense	(46.2)	-2.6%	(89.6)	-4.0%	43.4	48.4%

Earnings before equity earnings	105.1	5.9%	179.9	8.0%	(74.8)	-41.6%
Equity earnings, net of tax	0.5	–	3.2	0.1%	(2.7)	-84.4%

Net earnings	105.6	5.9%	183.1	8.1%	(77.5)	-42.3%
Net earnings attributable to noncontrolling interests	(8.0)	-0.5%	(5.0)	-0.2%	(3.0)	-60.0%

Net earnings attributable to Snap-on Incorporated	$97.6	5.4%	$178.1	7.9%	$(80.5)	-45.2%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales in the first nine months of 2009 of $1,744.4 million were down $441.1 million, or 20.2%, from 2008 levels reflecting the adverse effects of the ongoing global recession. The year-over-year sales decline also included $125.7 million of unfavorable currency translation. Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including currency translation fluctuations. Excluding the $125.7 million of unfavorable currency translation, organic sales in the first nine months of 2009 declined 14.4% from 2008 levels.

Sales in the Commercial & Industrial Group of $781.6 million declined $300.9 million, or 27.8%, year over year. Excluding $81.2 million of unfavorable currency translation, organic sales in the Commercial & Industrial Group declined 20.3% year over year. Sales in the Snap-on Tools Group of $747.3 million were down $104.3 million, or 12.2%, year over year. Excluding $32.2 million of unfavorable currency translation, organic sales in the Snap-on Tools Group declined 8.5% year over year. In the Diagnostics & Information Group, sales of $401.5 million were down $73.4 million, or 15.5%, from 2008 levels primarily due to lower essential tool and facilitation program sales to OEM dealerships. Excluding $17.5 million of unfavorable currency translation, organic sales in the Diagnostics & Information Group declined 11.8%.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Gross profit in the first nine months of 2009 was $773.2 million as compared to $984.6 million in 2008. The $211.4 million decline in year-over-year gross profit is primarily due to the lower sales volumes, costs to carry manufacturing capacity in light of lower demand and inventory reduction efforts, $61.0 million of unfavorable currency effects and $8.7 million of higher restructuring costs. These declines in gross profit were partially offset by $37.1 million of savings from ongoing RCI, restructuring and other cost reduction initiatives. As a result of these factors, gross profit margin of 44.3% in 2009 declined 80 basis points from 45.1% in 2008.

Operating expenses in the first nine months of 2009 were $611.2 million as compared to $721.7 million in 2008. In addition to lower volume-related and other expenses, the $110.5 million reduction in year-over-year operating expenses primarily resulted from $46.8 million of benefits from ongoing RCI, restructuring and other cost reduction initiatives, $35.6 million of currency translation, and lower performance-based and stock-based compensation expense. These declines in operating expenses were partially offset by $9.0 million of higher pension expense primarily as a result of declines in pension asset values. As a percentage of net sales, operating expenses were 35.0% in the first nine months of 2009 as compared to 33.0% in 2008.

Operating earnings from Financial Services was $21.3 million on revenue of $51.6 million in the first nine months of 2009, as compared with $28.4 million of operating earnings on revenue of $61.7 million in 2008. For the first nine months of 2009, loan originations of $366.9 million were down 5.3% from comparable 2008 levels. On July 16, 2009, Snap-on terminated the company’s financial services joint venture agreement with CIT. Since July 16, 2009, Snap-on is providing financing for new contracts originated by SOC and SOC is recording the interest yield on the new on-balance-sheet finance portfolio over the life of the contracts as financial services revenue; previously, SOC sold new contract originations to CIT and recorded gains on the sale of the contracts as financial services revenue. The year-over-year decrease in Financial Services’ revenues and operating earnings is primarily due to the third-quarter 2009 change from recognizing gains on contract sales to CIT to recognizing the interest yield on the on-balance-sheet finance portfolio, as well as the impact of lower levels of originations; these decreases were partially offset by the impact of higher customer yields as a result of lower market discount rates. See Note 2 and Note 3 to the Condensed Consolidated Financial Statements for further information.

Consolidated operating earnings in the first nine months of 2009 of $183.3 million were down $108.0 million, or 37.1%, from the $291.3 million achieved in the first nine months of 2008. Unfavorable currency effects and higher restructuring costs contributed $27.1 million and $7.3 million, respectively, of the $108.0 million decrease in year-over-year operating earnings.

Interest expense of $33.0 million in the first nine months of 2009 was up $7.9 million from the prior year primarily due to higher debt levels as a result of the company’s issuance of $300 million of fixed rate, long-term notes on February 24, 2009, and $250 million of fixed rate, long-term notes on August 14, 2009. See Note 8 to the Condensed Consolidated Financial Statements for information on the company’s debt and credit facilities.

Other income (expense) – net was income of $1.0 million in the first nine months of 2009 as compared to income of $3.3 million in 2008. Other income (expense) – net primarily included interest income and hedging and currency exchange rate transaction gains and losses. See Note 16 to the Condensed Consolidated Financial Statements for further information.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 32.2% in the first nine months of 2009 and 33.9% in the first nine months of 2008. The lower effective tax rate in 2009 is primarily due to the favorable resolution of certain tax matters and the impact of increased earnings attributable to noncontrolling interests that are not taxable to Snap-on. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Net earnings attributable to Snap-on in the first nine months of 2009 were $97.6 million, or $1.69 per diluted share, as compared with $178.1 million, or $3.06 per diluted share, in 2008.

Exit and Disposal Activities

Snap-on recorded costs of $4.7 million and $15.3 million for exit and disposal activities in the three and nine month periods of 2009, respectively, as compared to $1.4 million and $8.0 million of such costs in the three and nine month periods of 2008, respectively. Snap-on currently anticipates that full-year 2009 exit and disposal costs will be in a range of $20 million to $22 million as compared to the $14.7 million incurred in full-year 2008. See Note 6 to the Condensed Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

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

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	October 3, 2009		September 27,2008		Change
External net sales	$235.4	88.7%	$301.7	89.2%	$(66.3)	-22.0%
Intersegment net sales	30.0	11.3%	36.4	10.8%	(6.4)	-17.6%

Segment net sales	265.4	100.0%	338.1	100.0%	(72.7)	-21.5%
Cost of goods sold	(184.1)	-69.4%	(211.0)	-62.4%	26.9	12.7%

Gross profit	81.3	30.6%	127.1	37.6%	(45.8)	-36.0%
Operating expenses	(70.4)	-26.5%	(86.4)	-25.6%	16.0	18.5%

Segment operating earnings	$10.9	4.1%	$40.7	12.0%	$(29.8)	-73.2%

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment net sales of $265.4 million declined $72.7 million, or 21.5%, year over year. Excluding $14.4 million of unfavorable currency translation, organic sales declined 17.2% year over year primarily as a result of the continued economic downturn that is particularly impacting certain European markets.

Segment gross profit of $81.3 million in the third quarter of 2009 was down $45.8 million, or 700 basis points, from 2008 levels. The decline in year-over-year gross profit is primarily due to the lower sales volumes, and costs to carry manufacturing capacity in light of lower demand and inventory reduction efforts. Gross profit in the third quarter was also negatively impacted by $3.7 million of unfavorable currency effects and $3.5 million of higher year-over-year restructuring costs, primarily to improve the segment’s cost structure in Europe. These declines in year-over-year gross profit were partially offset by $8.7 million of savings from ongoing RCI, restructuring and other cost reduction initiatives, including $3.8 million from material cost reductions. Operating expenses of $70.4 million in the quarter were down $16.0 million from 2008 levels primarily due to $7.1 million of savings from ongoing RCI, restructuring and other cost reduction initiatives, lower volume-related and other expenses, and $4.1 million of currency translation.

As a result of these factors, segment operating earnings in the third quarter of 2009 declined $29.8 million from 2008 levels and, as a percentage of segment net sales, declined from 12.0% in 2008 to 4.1% in 2009; the segment’s European-based tools business accounted for the majority of the year-over-year decline in operating earnings. The $29.8 million decrease in year-over-year operating earnings included $0.4 million of favorable currency effects.

	Nine Months Ended
(Amounts in millions)	October 3, 2009		September 27, 2008		Change
External net sales	$694.5	88.9%	$965.4	89.2%	$ (270.9)	-28.1%
Intersegment net sales	87.1	11.1%	117.1	10.8%	(30.0)	-25.6%

Segment net sales	781.6	100.0%	1,082.5	100.0%	(300.9)	-27.8%
Cost of goods sold	(534.9)	-68.4%	(675.7)	-62.4%	140.8	20.8%

Gross profit	246.7	31.6%	406.8	37.6%	(160.1)	-39.4%
Operating expenses	(217.7)	-27.9%	(278.6)	-25.8%	60.9	21.9%

Segment operating earnings	$29.0	3.7%	$128.2	11.8%	$(99.2)	-77.4%

Segment net sales of $781.6 million in the first nine months of 2009 declined $300.9 million, or 27.8%, year over year. Excluding $81.2 million of unfavorable currency translation, sales declined 20.3% year over year primarily due to the prolonged economic downturn that is particularly impacting certain European markets.

Segment gross profit of $246.7 million in the first nine months of 2009 was down $160.1 million, or 600 basis points, from 2008 levels. The $160.1 million decline in year-over-year gross profit is primarily due to the lower sales volumes, costs to carry manufacturing capacity in light of lower demand and inventory reduction efforts, $26.3 million of unfavorable currency effects and $5.3 million of inflationary cost increases. These declines in gross profit were partially offset by benefits of $19.4 million from ongoing RCI, restructuring and other cost reduction initiatives. Operating expenses of $217.7 million in the first nine months of 2009 were down $60.9 million from 2008 levels primarily due to $22.2 million of currency translation, lower volume-related and other expenses, and $16.5 million of savings from ongoing RCI, restructuring and other cost reduction initiatives. Restructuring costs in the first nine months of 2009 totaled $12.5 million as compared to $2.7 million in the first nine months of 2008, primarily due to increased actions to improve the segment’s cost structure in Europe. As a result of these factors, segment operating earnings in the first nine months of 2009 declined $99.2 million from 2008 levels and, as a percentage of segment net sales, declined from 11.8% in 2008 to 3.7% in 2009. The $99.2 million decrease in year-over-year operating earnings included $4.1 million of unfavorable currency effects.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	October 3, 2009		September 27, 2008		Change
Segment net sales	$246.6	100.0%	$ 269.5	100.0%	$(22.9)	-8.5%
Cost of goods sold	(136.2)	-55.2%	(155.1)	-57.6%	18.9	12.2%

Gross profit	110.4	44.8%	114.4	42.4%	(4.0)	-3.5%
Operating expenses	(79.8)	-32.4%	(86.2)	-31.9%	6.4	7.4%

Segment operating earnings	$30.6	12.4%	$ 28.2	10.5%	$2.4	8.5%

Segment net sales in the third quarter of 2009 of $246.6 million declined $22.9 million, or 8.5%, year over year primarily due to continuing difficulties in the economy. Excluding $3.9 million of unfavorable currency translation, organic sales declined 7.1% year over year. U.S. sales in the Snap-on Tools Group declined 8.1% year over year, while organic sales in the company’s international franchise operations declined 3.1%. As of October 3, 2009, van levels in the United States were up slightly compared with both second quarter 2009 and third quarter 2008 levels.

Segment gross profit of $110.4 million in the third quarter of 2009 was down from $114.4 million in the third quarter of 2008, but improved 240 basis points as a percentage of sales from 42.4% in 2008 to 44.8% in 2009. In addition to the lower sales volumes and costs to carry manufacturing capacity in light of lower demand and inventory reduction efforts, gross profit in the third quarter of 2009 was also affected by unfavorable currency impacts. The stronger U.S. dollar decreased international gross profit on U.S. sourced product by $5.1 million and currency translation further reduced gross profit by $1.3 million. These declines in year-over-year gross profit were partially offset by $6.4 million of higher LIFO-related inventory benefits ($3.5 million of LIFO-related inventory benefits in 2009 and $2.9 million of LIFO-related inventory expense in 2008) as a result of inventory reductions and $6.0 million of material cost reductions. Operating expenses of $79.8 million in the quarter declined $6.4 million from prior-year levels primarily due to $7.4 million of savings from ongoing RCI and other cost reduction initiatives and $0.9 million of currency translation. Restructuring costs in the third quarter of 2009 totaled $0.1 million as compared to $0.5 million in the comparable prior-year period. As a result of these factors, segment operating earnings in the third quarter of 2009 increased $2.4 million from 2008 levels and, as a percentage of segment net sales, improved from 10.5% in 2008 to 12.4% in 2009. The $2.4 million increase in year-over-year operating earnings included $5.5 million of unfavorable currency effects.

	Nine Months Ended
(Amounts in millions)	October 3, 2009		September 27, 2008		Change
Segment net sales	$747.3	100.0%	$ 851.6	100.0%	$(104.3)	-12.2%
Cost of goods sold	(424.6)	-56.8%	(489.2)	-57.4%	64.6	13.2%

Gross profit	322.7	43.2%	362.4	42.6%	(39.7)	-11.0%
Operating expenses	(243.0)	-32.5%	(264.5)	-31.1%	21.5	8.1%

Segment operating earnings	$79.7	10.7%	$ 97.9	11.5%	$(18.2)	-18.6%

Segment net sales in the first nine months of 2009 of $747.3 million declined $104.3 million, or 12.2%, year over year primarily due to the continued challenging sales environment. Excluding $32.2 million of unfavorable currency translation, organic sales declined 8.5% year over year. U.S. sales in the Snap-on Tools Group declined 11.3% year over year, while organic sales in the company’s international franchise operations were down slightly. As of October 3, 2009, van levels in the United States were up slightly compared with both second quarter 2009 and third quarter 2008 levels.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment gross profit of $322.7 million in the first nine months of 2009 was down from $362.4 million in the first nine months of 2008, but improved 60 basis points as a percentage of sales from 42.6% in 2008 to 43.2% in 2009. In addition to the lower sales volumes and costs to carry manufacturing capacity in light of lower demand and inventory reduction efforts, gross profit was also affected by $27.3 million of unfavorable currency translation impacts. These declines in year-over-year gross profit were partially offset by $11.0 million of benefits from material and other cost reduction initiatives and $7.5 million of LIFO-related inventory benefits ($4.1 million of LIFO-related inventory benefits in 2009 and $3.4 million of LIFO-related inventory expense in 2008) as a result of inventory reductions. Operating expenses of $243.0 million declined $21.5 million from prior-year levels primarily due to $18.5 million of benefits from RCI and other cost reduction initiatives and $7.6 million of currency translation. Restructuring costs in the first nine months of 2009 totaled $1.3 million as compared to $3.1 million last year. As a result of these factors, segment operating earnings in the first nine months of 2009 decreased $18.2 million from 2008 levels and, as a percentage of segment net sales, declined from 11.5% in 2008 to 10.7% in 2009. The $18.2 million decrease in year-over-year operating earnings included $19.7 million of unfavorable currency effects.

Diagnostics & Information Group

	Three Months Ended
(Amounts in millions)	October 3, 2009		September 27, 2008		Change
External net sales	$99.8	75.6%	$126.6	81.6%	$(26.8)	-21.2%
Intersegment net sales	32.2	24.4%	28.5	18.4%	3.7	13.0%

Segment net sales	132.0	100.0%	155.1	100.0%	(23.1)	-14.9%
Cost of goods sold	(63.2)	-47.9%	(84.5)	-54.5%	21.3	25.2%

Gross profit	68.8	52.1%	70.6	45.5%	(1.8)	-2.5%
Operating expenses	(36.8)	-27.9%	(43.4)	-28.0%	6.6	15.2%

Segment operating earnings	$32.0	24.2%	$ 27.2	17.5%	$4.8	17.6%

Segment net sales in the third quarter of 2009 of $132.0 million declined $23.1 million, or 14.9%, from prior-year levels. Excluding $3.6 million of unfavorable currency translation, organic sales declined 12.6% year over year primarily due to lower essential tool and facilitation program sales to OEM dealerships, partially offset by increased sales of diagnostics and software products.

Segment gross profit of $68.8 million in the third quarter of 2009 decreased $1.8 million from 2008 levels primarily due to the lower sales, $1.5 million of unfavorable currency effects and $0.5 million of higher software development costs. As a percentage of segment net sales, gross profit margin in the quarter improved 660 basis points to 52.1% from 45.5% in the third quarter of 2008. Contributions from a more favorable sales mix of higher-margin diagnostics and software products and savings of $2.3 million from ongoing RCI and other cost reduction initiatives contributed to the year-over-year improvement in gross profit margin. Operating expenses of $36.8 million in the quarter declined $6.6 million from 2008 levels primarily due to $4.2 million of savings from RCI and other cost reduction initiatives, lower volume-related and other expenses, and $1.1 million of currency translation. Restructuring costs in the third quarter of 2009 totaled $0.2 million; no restructuring costs were recorded in the comparable prior-year period. As a result of these factors, segment operating earnings in the third quarter of 2009 improved as a percentage of segment net sales from 17.5% in 2008 to 24.2% in 2009. The $4.8 million year-over-year increase in operating earnings included $0.4 million of unfavorable currency effects.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

	Nine Months Ended
(Amounts in millions)	October 3, 2009		September 27, 2008		Change
External net sales	$302.6	75.4%	$368.5	77.6%	$(65.9)	-17.9%
Intersegment net sales	98.9	24.6%	106.4	22.4%	(7.5)	-7.0%

Segment net sales	401.5	100.0%	474.9	100.0%	(73.4)	-15.5%
Cost of goods sold	(197.7)	-49.2%	(259.6)	-54.7%	61.9	23.8%

Gross profit	203.8	50.8%	215.3	45.3%	(11.5)	-5.3%
Operating expenses	(112.1)	-28.0%	(136.7)	-28.7%	24.6	18.0%

Segment operating earnings	$91.7	22.8%	$78.6	16.6%	$13.1	16.7%

Segment net sales in the first nine months of 2009 of $401.5 million were down $73.4 million, or 15.5%, from 2008 levels. Excluding $17.5 million of unfavorable currency translation, organic sales declined 11.8% year over year primarily due to lower essential tool and facilitation program sales to OEM dealerships.

Segment gross profit of $203.8 million in the first nine months of 2009 decreased $11.5 million, or 5.3%, from 2008 levels. As a percentage of segment net sales, however, gross profit margin for the first nine months of 2009 improved to 50.8% as compared to 45.3% in the comparable prior-year period. The $11.5 million decrease in year-over-year gross profit primarily reflects the impacts of the lower sales, $7.4 million of unfavorable currency effects, and $4.2 million of higher software development costs. These declines in gross profit were partially offset by contributions from a more favorable sales mix of higher-margin diagnostics and software products and $6.7 million of savings from ongoing RCI and other cost reduction initiatives. Operating expenses of $112.1 million were down $24.6 million from 2008 levels primarily due to $11.8 million of savings from RCI and other cost reduction initiatives, $5.8 million of currency translation, and lower volume-related and other expenses. As a result of these factors, segment operating earnings of $91.7 million for the first nine months of 2009 increased $13.1 million from 2008 levels and, as a percentage of segment net sales, improved from 16.6% in 2008 to 22.8% in 2009.

Financial Services

	Three Months Ended
(Amounts in millions)	October 3, 2009		September 27, 2008		Change
Financial services revenue	$6.0	100.0%	$18.0	100.0%	$(12.0)	-66.7%
Financial services expenses	(11.3)	-188.3%	(13.2)	-73.3%	1.9	14.4%

Segment operating earnings (loss)	$(5.3)	-88.3%	$4.8	26.7%	$(10.1)	-210.4%

Segment operating loss was $5.3 million on revenue of $6.0 million in the third quarter of 2009 as compared with $4.8 million of operating earnings on revenue of $18.0 million in 2008. On July 16, 2009, Snap-on terminated the company’s financial services joint venture agreement with CIT. Since July 16, 2009, Snap-on is providing financing for new contracts originated by SOC and SOC is recording the interest yield on the new on-balance-sheet finance portfolio over the life of the contracts as “Financial services revenue;” previously, SOC sold new contract originations to CIT and recorded gains on the sale of the contracts as “Financial services revenue.” The change from recognizing gains on contract sales to CIT to recognizing the interest yield on the on-balance-sheet finance portfolio primarily resulted in the year-over-year declines in both revenues and operating earnings. Originations of $127.0 million in the third quarter of 2009 increased $2.8 million, or 2.2%, from comparable 2008 levels. See Note 2 and Note 3 to the Condensed Consolidated Financial Statements for further information.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

	Nine Months Ended
(Amounts in millions)	October 3, 2009		September 27, 2008		Change
Financial services revenue	$ 51.6	100.0%	$ 61.7	100.0%	$(10.1)	-16.4%
Financial services expenses	(30.3)	-58.7%	(33.3)	-54.0%	3.0	9.0%

Segment operating earnings	$ 21.3	41.3%	$ 28.4	46.0%	$(7.1)	-25.0%

Segment operating earnings were $21.3 million on revenue of $51.6 million in the first nine months of 2009, as compared with $28.4 million of operating earnings on revenue of $61.7 million in 2008. The July 16, 2009 termination of the company’s financial services joint venture agreement with CIT affected the nine month period for the same reasons discussed above in the third quarter. In addition to the change in recognizing revenue, the year-over-year decrease in Financial Services’ revenues and operating earnings was also due to lower levels of originations, partially offset by the impact of higher customer yields as a result of lower market discount rates.

Corporate

Corporate expenses totaled $19.5 million in the third quarter of 2009 and $14.5 million in the third quarter of 2008. The year-over-year increase in corporate expenses is primarily due to $3.0 million of higher pension expense primarily as a result of declines in pension asset values.

For the first nine months of 2009, corporate expenses totaled $38.4 million as compared to $41.8 million in 2008. The year-over-year decrease in corporate expenses is primarily due to lower performance-based and stock-based incentive compensation and other expenses, partially offset by $9.0 million of higher pension expense primarily as a result of declines in pension asset values.

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its anticipated requirements for working capital, contract originations generated by SOC, scheduled debt repayments, capital expenditures, restructuring activities, acquisitions, common stock repurchases and dividend payments. Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost. As of the close of business on October 23, 2009, Snap-on’s long-term debt and commercial paper was rated Baa1 and P-2 by Moody’s Investors Service and A- and A-2 by Standard & Poor’s. Snap-on believes that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.

As of October 3, 2009, working capital (defined as current assets less current liabilities) was $1,016.1 million, as compared to $593.2 million as of January 3, 2009. The following represents the company’s working capital position as of October 3, 2009, and January 3, 2009:

(Amounts in millions)	October 3, 2009	January 3, 2009
Cash and cash equivalents	$709.0	$115.8
Trade and other accounts receivable – net	397.9	462.2
Contract receivables – net	34.6	22.8
Financing receivables – net	75.9	37.1
Inventories – net	286.2	359.2
Other current assets	155.1	143.6

Total current assets	1,658.7	1,140.7

Accounts payable	(112.0)	(126.0)
Notes payable and current maturities of long-term debt	(167.0)	(12.0)
Other current liabilities	(363.6)	(409.5)

Total current liabilities	(642.6)	(547.5)

Total working capital	$1,016.1	$593.2

Cash and cash equivalents as of October 3, 2009, totaled $709.0 million as compared to $115.8 million as of January 3, 2009. The $593.2 million increase in cash and cash equivalents from year-end 2008 levels is primarily due to the company’s issuance of $550 million of fixed rate, long-term notes and cash flows from operating activities. Snap-on issued $300 million of fixed rate, long-term notes on February 24, 2009, and $250 million of fixed rate, long-term notes on August 14, 2009. Proceeds from the $550 million of long-term note issuances, net of $4.1 million of transaction costs, totaled $545.9 million. Snap-on issued this long-term debt to take advantage of what it believed were favorable conditions to further improve its liquidity and capital resources.

Trade and other accounts receivable – net at October 3, 2009, of $397.9 million declined $64.3 million from year-end 2008 levels. Excluding currency translation impacts, trade and other accounts receivable declined $76.2 million from year-end 2008 levels primarily due to lower sales and continued strong collections. Days sales outstanding at the end of the third quarter of 2009 was 59 days as compared to 58 days at January 3, 2009.

The current portions of net contract and finance receivables at October 3, 2009, totaled $110.5 million as compared to $59.9 million as of year-end 2008. The long-term portions of net contract and finance receivables at October 3, 2009, totaled $159.0 million as compared to $67.3 million as of year-end 2008. The combined $142.3 million increase in net current and long-term contract and finance receivables over year-end 2008 levels is primarily due to new contract originations following the company’s July 16, 2009 termination of its financial services joint venture agreement with CIT. Since July 16, 2009, Snap-on is providing financing for new contract and finance receivables originated by SOC and the related receivables are included on the company’s balance sheet; previously, SOC sold most of its new contract originations to CIT.

Inventories at the end of the third quarter of 2009 of $286.2 million declined $73.0 million from year-end 2008 levels primarily due to lower production levels as a result of lower customer demand and the company’s efforts to reduce inventory levels. Excluding currency translation impacts, inventories declined $88.5 million from year-end 2008 levels. Inventory turns (trailing 12 months of

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 4.0 turns and 4.6 turns at October 3, 2009, and January 3, 2009, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method as of October 3, 2009, and January 3, 2009, approximated 68% and 64% of total inventories, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $74.7 million at October 3, 2009, and $83.3 million at year-end 2008.

Notes payable, current maturities of long-term debt and long-term debt as of October 3, 2009, totaled $1,069.4 million, as compared to $515.4 million as of January 3, 2009. The $554.0 million increase in debt over year-end 2008 levels is primarily due to the company’s issuance of $300 million of fixed rate, long-term notes in February 2009 and $250 million of fixed rate, long-term notes in August 2009. No commercial paper was outstanding at October 3, 2009, or January 3, 2009.

Notes payable and current maturities of long-term debt of $167.0 million as of October 3, 2009, included $150 million of long-term debt that matures on January 12, 2010, and $17.0 million of other notes. At January 3, 2009, the $150 million note was included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as its scheduled maturity was in excess of one year of the year-end balance sheet date.

Long-term debt of $902.4 million as of October 3, 2009, included (i) $200 million of unsecured 6.25% notes that mature in 2011; (ii) $150 million of unsecured 5.50% notes that mature in 2017; (iii) $100 million of unsecured 5.85% notes that mature in 2014; (iv) $200 million of unsecured 6.70% notes that mature in 2019; (v) $250 million of unsecured 6.125% notes that mature in 2021; and (vi) $2.4 million of other long-term debt.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012; as of October 3, 2009, no amounts were outstanding under this revolving credit facility. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of October 3, 2009, the company’s actual ratios of 0.45 and 3.02, respectively, were both within the permitted ratios as set forth in this financial covenant.

As of October 3, 2009, Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit. The committed bank lines consist of two $10 million lines of credit that expire on July 27, 2010, and August 29, 2010, respectively.

As of October 3, 2009, Snap-on had a total of $520 million of unused available debt capacity under the terms of its revolving multi-currency credit facility and committed bank lines of credit.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility, discussed above, Snap-on’s debt agreements and credit facilities also contain certain usual and customary borrowing, and affirmative, negative and maintenance covenants. As of October 3, 2009, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

Prior to the July 16, 2009 termination of the joint venture agreement with CIT, Snap-on and CIT jointly agreed to lend funds to support SOC’s working capital requirements on a 50/50 basis. As of January 3, 2009, and the July 16, 2009 termination date, no amounts were loaned to SOC by either Snap-on or CIT.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Snap-on believes that it has sufficient available cash and committed and uncommitted lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facilities and committed lines of credit. If the need were to arise, Snap-on believes that it could access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, in the future, may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include the funding of new contract originations generated by SOC, repayment of $150 million of fixed rate debt on January 12, 2010, investments in capital expenditures and restructuring activities, payments of dividends and interest, and funding for share repurchases, if any. Snap-on also expects to make contributions of $8.9 million to its foreign pension plans and $1.3 million to its domestic pension plans in 2009. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2009.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs.

Since 1999, CIT had been the exclusive purchaser of the credit and installment financing contracts originated by SOC in the United States. On July 16, 2009, Snap-on terminated its SOC financial services joint venture agreement with CIT relating to the parties’ SOC joint venture and subsequently purchased CIT’s interest in SOC for $8.1 million. Since July 16, 2009, Snap-on is providing financing for all new contract and finance receivables originated by SOC. Snap-on estimates the incremental cash requirements for SOC will approximate $400 million over the next 12 months. Snap-on believes, based on current market conditions, that it has adequate financial resources to provide for the financing needs of SOC including available cash on hand, cash flow from operating activities and available credit facilities, including access to public debt markets.

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Cash flow provided from operating activities was $250.4 million in the first nine months of 2009 and $172.6 million in the first nine months of 2008. The $77.8 million increase in year-over-year cash flow from operating activities results primarily from net changes in operating assets and liabilities, including significant working capital improvements principally as a result of increased emphasis on inventory reduction, partially offset by lower net earnings in 2009.

Capital expenditures totaled $48.3 million in both the first nine months of 2009 and 2008. Capital expenditures in 2009 included spending to support the company’s strategic growth initiatives, including the accelerated expansion of the company’s manufacturing capabilities in lower-cost regions and emerging markets. Capital expenditures in 2009 also included spending to construct a new headquarters and research and development facility for Snap-on Business Solutions, the company’s automotive parts and service information business, which is expected to be completed in the fourth quarter of 2009. Snap-on anticipates full-year 2009 capital expenditures to be in a range of $60 million to $70 million.

On July 16, 2009, Snap-on terminated its SOC financial services joint venture agreement with CIT and subsequently acquired CIT’s 50%-ownership interest in SOC for a cash purchase price of $8.1 million. The $8.1 million purchase price represents the book value, and approximates the fair value, of CIT’s ownership interest in SOC as of the acquisition date.

On March 5, 2008, Snap-on acquired a 60% interest in Wanda Snap-on for a total purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs. The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

The Wanda Snap-on joint venture agreement granted a redeemable noncontrolling interest right to the noncontrolling shareholder, exercisable beginning in 2011, that could require Snap-on to acquire the noncontrolling interest at a purchase price of either 65.3 million Chinese yuan (approximately $9.6 million at October 3, 2009 exchange rates) or 76.2 million Chinese yuan (approximately $11.2 million at October 3, 2009 exchange rates) if certain financial metrics (as defined in the joint venture agreement) are reached during the five-year period subsequent to the acquisition date.

On February 24, 2009, Snap-on sold $300 million of unsecured fixed rate notes consisting of $100 million of unsecured 5.85% notes that mature in 2014, and $200 million of unsecured 6.70% notes that mature in 2019; interest on these notes is to be paid semi-annually beginning on September 1, 2009. Snap-on anticipates using the proceeds from the sale of these notes, net of $2.3 million of transaction costs, for general corporate purposes, including the January 2010 repayment of $150 million of outstanding notes upon their maturity. On August 14, 2009, Snap-on sold $250 million of unsecured, 6.125% long-term notes that mature in 2021; interest on these notes is to be paid semi-annually beginning on March 1, 2010. Snap-on anticipates using the $248.2 million of proceeds from the sale of the notes, net of $1.8 million of transaction costs, for general corporate purposes, including the funding of receivables contracts originated by SOC. No commercial paper was outstanding at October 3, 2009, or January 3, 2009.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. During the first nine months of 2009, Snap-on did not repurchase any shares of common stock under its previously announced share repurchase programs; in the first nine months of 2008, the company repurchased 1,230,000 shares of common stock for $69.8 million. As of October 3, 2009, Snap-on has remaining availability to repurchase up to an additional $126.7 million in common stock pursuant to the Board of Directors’ authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s share repurchases, if any, in 2009.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $51.8 million in the first nine months of 2009 and $52.3 million in the first nine months of 2008. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends in the fourth quarter of 2009.

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of October 3, 2009.

Critical Accounting Policies and Estimates

The Condensed Consolidated Financial Statements and related notes contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates are generally based on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results could differ from those estimates.

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

Financial Services Revenue: Snap-on also generates revenue from various financing programs that include (i) loans to franchisees; (ii) loans to franchisees’ customers; and (iii) loans to Snap-on’s industrial and other customers for the purchase of tools and equipment and diagnostics products on an extended-term payment plan. These financing programs are offered through SOC and Snap-on’s wholly owned international finance subsidiaries. Financial services revenue consists of installment contract revenue and franchisee loan receivable revenue derived from SOC and Snap-on’s wholly owned international finance operations. For periods prior to July 16, 2009, financial services revenue also included gains from SOC’s sales of originated contracts to CIT. The decision to finance through Snap-on or another financing entity is solely at the election of the customer. When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay including financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. Prior to July 16, 2009, contracts originated by SOC and subsequently sold to CIT were also subject to the underwriting approval of CIT.

Prior to July 16, 2009, SOC substantially sold all of its financing contract originations to CIT on a limited recourse basis; SOC retained the right to service such loans for a contractual servicing fee. At the time the loan originations were sold to CIT, SOC

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

recognized a servicing asset since the contractual servicing fee provided SOC with more than adequate compensation for the level of services provided. Contractual servicing fees were $2.0 million and $6.5 million for the three and nine month periods ended October 3, 2009, respectively, and were $2.3 million and $7.0 million for the three and nine month periods ended September 27, 2008, respectively. The remaining servicing assets of $1.7 million as of October 3, 2009, will be amortized to “Financial services revenue” over the remaining life of the financing receivables sold to CIT. Financing revenue from originated loans that are retained is recognized over the life of the contract, with interest computed on a daily basis.

Snap-on’s wholly owned international finance subsidiaries own the loans originated through their financing programs; loans originated by SOC subsequent to July 16, 2009, are also owned by Snap-on. Revenue from interest income on the on-book financing portfolio is recognized over the life of the contract, with interest computed on a daily basis.

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

Snap-on evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. Estimated cash flows and related goodwill are grouped at the reporting unit level. The company has determined that its reporting units for testing goodwill impairment are its operating segments or components of an operating segment that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. In conjunction with the evaluation completed in the second quarter of 2009 and in accordance with U.S. GAAP, Snap-on combined two of its previous reporting units into one operating segment and one reporting unit as a result of recent management realignment and other operational changes. Management made this determination in a manner consistent with how the company’s operating segments are managed. Based on this analysis, the company has identified 11 reporting units within its four reportable segments.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Snap-on also evaluates the recoverability of its indefinite-lived trademarks by utilizing an income approach that estimates the fair value of the future discounted cash flows of each of its trademarks. The future projections, which are based on both past performance and the projections and assumptions used in the company’s current and long range operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth and royalty rates, expected synergies, and a weighted average cost of equity that reflects the specific risk profile of the trademark being tested. The company’s methodologies for valuing trademarks are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2009 impairment calculations were evaluated in light of market and business conditions. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the trademarks’ projected future cash flows and replicates how market participants would value the company’s trademarks in an orderly transaction.

Snap-on did not recognize any impairment on its goodwill or other indefinite-lived intangible assets in its 2008 or 2007 fiscal years.

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

Allowance for Doubtful Accounts: Snap-on evaluates the collectibility of its receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay. These factors may include customers’ financial condition, collateral,

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

debt-servicing ability, past payment experience and credit bureau information. Snap-on does not believe that accounts receivable represent significant concentrations of credit risk because of its diversified portfolio of individual customers and geographical areas.

The allowance for doubtful accounts represents an estimate of the losses expected from the company’s trade and other, contract and finance receivables. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by loan type, portfolio duration, delinquency trends, economic conditions and credit risk quality. Snap-on regularly reviews the accounts receivable allowance estimation process and adjusts the allowances as appropriate. In circumstances where the company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additional reserves are established based upon the company’s perception of the quality of the current receivables, including the length of time the receivables are past due, past experience of collectibility and underlying economic conditions. If the financial condition of the company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Pension Benefits: The pension benefit obligation and related pension expense are calculated in accordance with U.S. GAAP and are impacted by certain actuarial assumptions. Changes in these assumptions are primarily influenced by factors outside of Snap-on’s control and can have a significant effect on the amounts reported in the financial statements. Snap-on believes that the two most critical assumptions are (i) the expected return on plan assets; and (ii) the assumed discount rate.

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

Postretirement Benefits: Snap-on’s postretirement benefits obligation and related expense are calculated in accordance with U.S. GAAP and are impacted by certain actuarial assumptions, including health care trend rates. As of year-end 2008, an increase of one-percentage-point in health care costs would have increased the accumulated postretirement benefit obligation by $1.5 million and would have increased the annual service and interest cost by $0.1 million. A corresponding decrease of one percentage point would have decreased the year-end 2008 accumulated postretirement benefit by $1.4 million and decreased the annual service and interest cost by $0.1 million. See Note 11 to the Condensed Consolidated Financial Statements for further information on postretirement plans.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Outlook

The difficulties posed by the global economy continued in the third quarter of 2009, further challenging Snap-on’s sales.

Snap-on is continuously responding to the global macroeconomic challenges by furthering its RCI and cost reduction initiatives. In the first nine months of 2009, Snap-on incurred $15.3 million of restructuring costs and presently anticipates that full-year 2009 restructuring costs will be in a range of $20 million to $22 million. Snap-on is also continuing with its planned growth investments in China and Eastern Europe. Snap-on continues to expect that full-year capital expenditures will be in a range of $60 million to $70 million.

On July 16, 2009, Snap-on terminated the financial services operating agreement that it had with CIT relating to the parties’ SOC joint venture. SOC continues to service the pre-termination portfolio of contracts owned by CIT and, since July 16, 2009, Snap-on is providing financing for new contracts originated by SOC. New contract originations by SOC are included on the company’s balance sheet and SOC will record the interest yield on these receivables over the life of the contracts as financial services revenue; previously, SOC recorded gains on contracts sold to CIT as financial services revenue. As a result of this change in reporting financial services revenue, Snap-on anticipates that reported financial services revenue and operating income will, in the near term, decline compared to prior-year periods as the company builds its portfolio of on-book receivables. The company presently expects that operating income from financial services, which is before interest expense and which was a loss of $5.3 million in the third quarter, will be a loss of $3.0 million to $5.0 million in the fourth quarter of 2009. Snap-on estimates the incremental cash requirements for SOC will approximate $400 million over the next 12 months. Snap-on believes, based on current market conditions, that it has sufficient available cash on hand, cash flow from operating activities and available credit facilities, including access to public debt markets, to fund the financing needs of SOC.

Snap-on continues to expect approximately $3.0 million of higher year-over-year pension expense in the fourth quarter. For the first nine months of 2009, foreign currency effects reduced year-over-year operating earnings by $27.1 million, of which $5.8 million occurred in the third quarter. At current exchange rates, Snap-on expects a lessened impact on its fourth quarter year-over-year comparisons.

As a result of the above, Snap-on continues to expect that fourth quarter sales and earnings will be down year over year. The company anticipates that its fourth quarter effective income tax rate will approximate the year-to-date 2009 effective rate.

Snap-on is aggressively managing the balance between investing and capturing strategic growth opportunities with the need for cost reduction actions beyond those already implemented; presently, the current economic uncertainty makes it extremely difficult to predict this balance as the company continually adjusts to the challenging business environment.

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

Interest Rate Risk Management: Snap-on’s interest rate risk management policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities. Snap-on previously entered into treasury lock agreements to manage the risk associated with changing benchmark interest rates on its extended contract installment loans that were sold to CIT. See Note 9 to the Condensed Consolidated Financial Statements for information on interest rate risk management.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at October 3, 2009, was $4.3 million on interest rate-sensitive financial instruments and $0.4 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk: Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically monitored through an asset quality review process that closely monitors past due accounts and initiates collection actions when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts sold to CIT for franchisee van loans. At October 3, 2009, $15.0 million of franchisee van loans previously sold to CIT contain a recourse provision to Snap-on if the loans become more than 90 days past due.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 3, 2009. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of October 3, 2009, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended October 3, 2009, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options, and other corporate purposes. The company also repurchases shares when it believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. As of October 3, 2009, the approximate value of shares that may yet be purchased pursuant to three outstanding Board of Directors (“Board”) authorizations is $126.7 million. Snap-on did not make any repurchases of shares of its common stock during the third quarter of fiscal 2009.

The three outstanding Board authorizations are described below:

•

In fiscal 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $35.63, $38.17 and $33.48 per share of common stock as of the end of the fiscal 2009 months ended August 1, 2009, August 29, 2009, and October 3, 2009, respectively.

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

Item 6:    Exhibits

Exhibit 10.1	Amended and Restated Snap-on Incorporated 2001 Incentive Stock and Awards Plan (Amended and Restated as of April 27, 2009, as further amended on August 6, 2009).*

Exhibit 10.2	Form of Restricted Stock Unit Agreement for directors.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects non-material plan changes finalized August 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED

Date:	October 29, 2009	/s/ Martin M. Ellen
Martin M. Ellen, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

10.1	Amended and Restated Snap-on Incorporated 2001 Incentive Stock and Awards Plan (Amended and Restated as of April 27, 2009, as further amended on August 6, 2009).*

10.2	Form of Restricted Stock Unit for directors.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects non-material plan changes finalized August 2009.