Form 10-K
period 2010-01-02
SNAP-ON Inc
filed 2010-02-18
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010, or

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

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates (excludes 249,276 shares held by directors and executive officers) computed by reference to the price ($27.88) at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 4, 2009) was: $1.6 billion.

The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of February 12, 2010, was 57,761,069 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in Snap-on’s Proxy Statement, which is expected to first be mailed to shareholders on or around March 10, 2010, prepared for the Annual Meeting of Shareholders scheduled for April 22, 2010.

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

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain efficiencies and savings from its Rapid Continuous Improvement and other cost reduction initiatives, including its ability to implement reductions in workforce, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and lost revenues. These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby enhance their sales and profitability, introduce successful new products, successfully integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the need to provide financing for the contracts and loans originated by Snap-on Credit LLC, litigation challenges, and external negative factors including instability in world credit and financial markets, weakness in the global economy, the continued weakness and uncertainty in the U.S. automotive industry, and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, and the impact of legal proceedings, energy and raw material supply and pricing, including steel and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs, the impacts of non-strategic business and/or product line rationalizations, terrorist disruptions and epidemics on business. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

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

Unless otherwise indicated, references in this document to “fiscal 2009” or “2009” refer to the fiscal year ended January 2, 2010; references to “fiscal 2008” or “2008” refer to the fiscal year ended January 3, 2009; references to “fiscal 2007” or “2007” refer to the fiscal year ended December 29, 2007. References in this document to “year end” 2009, 2008 and 2007 refer to January 2, 2010, January 3, 2009, and December 29, 2007, respectively.

2009 ANNUAL REPORT	3

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

Snap-on markets its products and brands through multiple distribution sales channels in approximately 130 countries. Snap-on’s largest geographic markets include the United States, the United Kingdom, Canada, Germany, Japan, France, Australia, Spain, the Netherlands, Italy, China and Sweden. Snap-on also reaches its customers through the company’s franchisee, company-direct, distributor and internet channels. Snap-on originated the mobile van tool distribution channel in the automotive repair market.

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments include: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Diagnostics & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchise distribution channels. The Snap-on Tools Group consists of the business operations serving the worldwide franchise van channel. The Diagnostics & Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems, electronic parts catalogs, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services consists of the business operations of Snap-on Credit LLC (“SOC”), the company’s financial services business in the United States, and Snap-on’s other wholly owned finance subsidiaries in those international markets where Snap-on has franchise operations. See Note 19 to the Consolidated Financial Statements for information on business segments and foreign operations.

Snap-on evaluates the performance of its reportable segments based on segment revenues and operating earnings. For the Commercial & Industrial, Snap-on Tools and the Diagnostics & Information Groups, segment net sales include both external and intersegment net sales. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Corporate assets consist of cash and cash equivalents (excluding cash held at Financial Services), deferred income taxes, pension assets and certain other assets. All significant intersegment amounts are eliminated to arrive at Snap-on’s consolidated financial results.

On July 16, 2009, Snap-on terminated its SOC financial services joint venture agreement with CIT Group Inc. (“CIT”) and subsequently acquired CIT’s 50%-ownership interest in SOC for a cash purchase price of $8.1 million; as a result, SOC became a wholly owned subsidiary of Snap-on. Since the inception of the financial services joint venture agreement in 1999, CIT had been the exclusive purchaser of loans originated by SOC in the United States. Snap-on included the accounts of SOC in its Consolidated Financial Statements as Snap-on concluded that it was the primary beneficiary of the joint venture arrangement. From 2004 until the July 16, 2009 termination date, CIT’s ownership interest in SOC was reported in the company’s Consolidated Financial Statements as a noncontrolling interest.

On March 5, 2008, Snap-on acquired a 60% interest in Zhejiang Wanda Tools Co., Ltd. (“Wanda Snap-on”), a tool manufacturer in China, for a cash purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs. On December 10, 2009, Snap-on entered into an agreement to acquire the noncontrolling shareholder’s 40% interest in Wanda Snap-on for a purchase price of 52.3 million Chinese yuan (approximately $7.7 million at 2009 year-end exchange rates). The transaction is subject to local governmental approval and is expected to close during the first quarter of 2010. The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions. For segment reporting purposes, Wanda Snap-on is included in the Commercial & Industrial Group. See Note 2 to the Consolidated Financial Statements for further information on the company’s acquisition of Wanda Snap-on.

4	SNAP-ON INCORPORATED

Information Available on the Company’s Web Site

Additional information regarding Snap-on and its products is available on the company’s web site at www.snapon.com. Snap-on is not including the information contained on its web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Snap-on’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements on Schedule 14A, Current Reports on Form 8-K, and any amendments to those reports, are made available to the public at no charge, other than an investor’s own internet access charges, through the Investor Information section of the company’s web site at www.snapon.com. Snap-on makes such material available on its web site as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). Copies of any materials the company files with the SEC can also be obtained free of charge through the SEC’s web site at www.sec.gov. The SEC’s Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling 1-800-732-0330. In addition, the company’s (i) charters for the Audit, Corporate Governance and Nominating, and Organization and Executive Compensation committees of the company’s Board of Directors; (ii) Corporate Governance Guidelines; and (iii) Code of Business Conduct and Ethics are available on Snap-on’s web site. Snap-on will also post any amendments to these documents, or information about any waivers granted to directors or executive officers with respect to the Code of Business Conduct and Ethics, on the company’s web site at www.snapon.com.

Products and Services

Tools, Diagnostics and Repair Information, and Equipment

Snap-on offers a broad line of products and complementary services that are grouped into three product categories: (i) tools; (ii) diagnostics and repair information; and (iii) equipment. Further product line information is not presented as it is not practicable to do so. The following table shows the consolidated net sales of these product categories for the last three years:

	Net Sales
(Amounts in millions)	2009	2008	2007
Product Category:
Tools	$1,311.3	$1,694.9	$1,632.2
Diagnostics and repair information	556.5	589.8	647.6
Equipment	494.7	568.6	561.4

	$2,362.5	$2,853.3	$2,841.2

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

The diagnostics and repair information product category includes handheld and PC-based diagnostics products, service and repair information products, diagnostic software solutions, electronic parts catalogs, business management systems, business services, point-of-sale systems, integrated systems for vehicle service shops, original equipment manufacturers (“OEMs”) purchasing facilitation services, and warranty management systems and analytics to help dealerships manage and track performance.

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

2009 ANNUAL REPORT	5

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

ATI	Hand tools

BAHCO	Saw blades, cutting tools, pruning tools, hand tools, power tools, tool storage and diagnostics

Blackhawk	Collision repair equipment

Blue-Point	Hand tools, power tools, tool storage units, certain equipment and related accessories

Cartec	Safety testing, brake testers, test lane equipment, dynamo-meters, suspension testers, emission testers and other equipment

CDI	Hand tools

Fish and Hook	Hand tools and tool storage

Hofmann	Wheel balancers, lifts, tire changers, wheel aligners, brake testers and test lane equipment

Irimo	Saw blades, cutting tools, hand tools, power tools and tool storage

John Bean	Wheel balancers, lifts, tire changers, wheel aligners, brake testers and test lane equipment

Lindström	Hand tools

Mitchell1	Service information, shop management systems and business services

Nexiq	Diagnostic tools, information and program distributions for fleet and heavy duty equipment

Palmera	Saw blades, cutting tools, hand tools, power tools and tool storage

ShopKey	Repair and service information, shop management systems and business services

Sioux	Power tools

Sun	Diagnostic and service equipment

Williams	Hand tools

Financial Services

Snap-on also generates revenue from various financing activities that include (i) loans and vehicle leases to franchisees; (ii) loans to franchisees’ customers; and (iii) loans to Snap-on’s industrial and other customers for the purchase of tools, equipment and diagnostics products on an extended-term payment plan. The decision to finance through Snap-on or another financing entity is solely at the election of the customer. When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay including financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.

United States

In the United States, Snap-on offers financing through SOC. Subsequent to the July 16, 2009 termination of the company’s financial services joint venture agreement with CIT, Snap-on is providing financing for the majority of new contracts originated by SOC. The financing revenue from these contracts, which are owned and serviced by SOC, is recognized by SOC over the life of the contracts, with interest computed on the average daily balances of the underlying contracts.

6	SNAP-ON INCORPORATED

From 1999 until July 16, 2009, CIT had been the exclusive purchaser of the financing contracts originated by SOC. Snap-on recorded the gains on the sales of the contracts as financial services revenue at the time the originated contracts were sold to CIT. For contracts originated by SOC and subsequently sold to CIT prior to July 16, 2009, SOC continues to service the contracts for an estimated servicing fee and such revenue is recognized over the contractual term of the loan.

International

Internationally, Snap-on offers financing to its franchisees and customer networks through its wholly owned finance subsidiaries located in Canada, the United Kingdom, Australia and Puerto Rico. Snap-on’s wholly owned international finance subsidiaries own and service the loans originated through their financing programs. The financing revenue from these contracts is recognized over the life of the contracts, with interest computed on the average daily balances of the underlying contracts.

Other

Franchise fee revenue, including nominal, non-refundable initial and ongoing monthly fees (primarily for sales, business training, marketing and product promotion programs), is recognized as the fees are earned.

Sales and Distribution

Snap-on markets and distributes its products and related services principally to professional tool and equipment users around the world. The two largest market sectors are the vehicle service and repair sector and the industrial sector.

Vehicle Service and Repair Sector

The vehicle service and repair sector has three main customer groups: (i) professional technicians who purchase tools and equipment for themselves; (ii) vehicle service and repair shop owners and managers – including independent shops, national chains and automotive dealerships – who purchase tools, equipment and diagnostics products for use by multiple technicians within a service or repair facility; and (iii) OEMs.

Snap-on provides innovative tool, equipment and business solutions, as well as technical sales support and training, to meet technicians’ evolving needs. Snap-on’s franchise van distribution system offers technicians the convenience of purchasing quality tools with minimal disruption of their work routine. Snap-on also provides owners and managers of shops, where technicians work, with tools, diagnostics equipment, repair and service information, including electronic parts catalogs and shop management products. Snap-on’s OEM facilitation business provides OEMs with products and services including tools, consulting and facilitation services, which include product procurement, distribution and administrative support to customers for their dealership equipment programs.

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

Industrial Sector

Snap-on markets its products globally to a broad cross-section of industrial and commercial customers including maintenance and repair operations; manufacturing and assembly facilities; various government agencies, facilities and operations, including military operations; vocational and technical schools; aerospace and aviation; OEM and repair customers; oil and gas developers; mining operations; energy and power generation equipment fabricators and operators; agriculture; infrastructure construction companies; and other customers that require instrumentation, service tools and/or equipment for their products.

2009 ANNUAL REPORT	7

The industrial sector for Snap-on has achieved growth in recent years by providing value-added products and services to an increasingly expanding global base of customers, particularly those in the market segments of natural resources (including power generation), aerospace, government and education. Through its experienced and dispersed sales organization, industrial “solutioneers” strive to develop unique and highly valued productivity solutions for customers worldwide that leverage Snap-on’s product, service and development capabilities.

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

Mobile Van Channel

In the United States, the majority of sales to the vehicle service and repair sector are conducted through Snap-on’s franchise van channel. Snap-on’s franchisees primarily serve vehicle service technicians and vehicle service shop owners, generally providing weekly contact at the customer’s place of business. Franchisees’ sales are concentrated in hand and power tools, tool storage products, small diagnostic and shop equipment, and diagnostics and repair information products, which can easily be transported in a van and demonstrated during a brief sales call. Franchisees purchase Snap-on’s products at a discount from suggested list prices and resell them at prices established by the franchisee. U.S. franchisees are provided a list of places of business that serves as the basis of the franchisee’s sales route.

Snap-on also offers an option termed the “Gateway Program” to potential U.S. franchisees that do not meet the franchise qualification requirements. Gateway Program participants have less upfront investment and are provided an initial base level of consigned inventory from Snap-on to assist them in gaining experience and building equity toward the future purchase of a standard franchise. Snap-on also provides certain franchisees the opportunity to add vans to their franchise or to add a limited number of additional franchises. Snap-on charges nominal initial and ongoing monthly franchise fees. Since 1991, written franchise agreements have been entered into with all new U.S. franchisees and most pre-1991 independent franchisees. At 2009 year end there were 3,183 vans operated by U.S. franchisees (approximately 96%) with written franchise agreements, or individuals employed by such franchisees, as compared with 3,231 vans (approximately 96%) at 2008 year end.

Snap-on has replicated its U.S. franchise van distribution model in certain other countries including Australia, Canada, Germany, Japan, the Netherlands, South Africa and the United Kingdom. In many of these markets, as in the United States, purchase decisions are generally made or influenced by professional vehicle service technicians and shop owners.

Through SOC, financing is available to U.S. franchisees, including financing for van and truck leases, working capital loans, and loans to enable new franchisees to fund the purchase of the franchise. Internationally, Snap-on offers financing to its franchisees and customer networks through its wholly owned international finance subsidiaries. The decision to finance through Snap-on or another financing entity is solely at the election of the customer.

Snap-on supports its franchisees with a field organization of regional offices, franchise performance teams, Diagnostic Sales Developers (“DSDs”), customer care centers and distribution centers. Snap-on also provides sales and business training, and marketing and product promotion programs, as well as customer and franchisee financing programs through SOC and its other wholly owned international finance subsidiaries, all of which are designed to strengthen franchisee sales. In the United States and Canada, the National Franchise Advisory Council and the Snap-on Tools Canadian Franchise Advisory Council, both of which are composed primarily of franchisees that are elected by franchisees, assist Snap-on in identifying and implementing enhancements to the franchise program.

In the United States, franchisees work closely with the DSDs. The DSD specialists train franchisees on the sale of higher-price-point diagnostics and demonstrate and sell vehicle service shop management and information systems. DSDs work independently, and with franchisees, to identify and generate sales among vehicle service technicians, shop owners and managers. DSDs are Snap-on employees who, beginning in 2008, are compensated through a combination of base salary and commission; a franchisee receives a brokerage fee from certain sales made by the DSDs to the franchisee’s customers. Most products sold through franchisees and the DSDs are sold under the Snap-on, Blue-Point and Sun brand names.

8	SNAP-ON INCORPORATED

Snap-on also has a company-owned van program in the United States that is designed to (i) provide another pool of potential franchisees and field organization personnel; (ii) service customers in select new and/or open routes not currently serviced by franchisees; and (iii) allow Snap-on to pilot new sales and promotional ideas prior to introducing them to franchisees. As of 2009 year end, company-owned vans comprised approximately 5% of the total U.S. van population; Snap-on may elect to increase the number of company-owned vans in the future.

Company Direct Sales

A significant proportion of shop equipment sales in the United States under the John Bean and Blackhawk brands, diagnostic products under the Snap-on brand and information products under the Mitchell1 brand are made by direct and independent sales forces that have responsibility for national and other accounts. As the vehicle service and repair sector consolidates (with more business conducted by national chains and franchised service centers), the company believes these larger organizations can be serviced most effectively by sales people who can demonstrate and sell the full line of equipment and diagnostic products and services. Snap-on also sells these products and services directly to OEMs and their franchised dealers.

Snap-on brand tools and equipment are marketed to industrial and governmental customers in the United States through both industrial sales representatives, who are employees, and independent industrial distributors. In most markets outside the United States, industrial sales are conducted through independent distributors. The sales representatives focus on industrial customers whose main purchase criteria are quality and service. At the end of 2009, Snap-on had industrial sales representatives in the United States (including Puerto Rico), Australia, Canada, Japan, Mexico and some European, Asian, Latin American and Middle Eastern countries, with the United States representing the majority of Snap-on’s total industrial sales.

The company also sells automotive, power equipment and power sports software solutions, both domestically and internationally, through an internal sales force. Products and services are marketed to two targeted groups: OEMs and individual dealerships. To effectively reach the large OEMs in the automotive segment, such as General Motors Company, Daimler AG, Ford Motor Company, New Chrysler Group LLC, and Toyota Motor Corporation, the company has deployed a team of business development professionals in the world’s principal automotive centers in the United States, the United Kingdom, Germany, Italy, France, Spain and Japan. In the United States and Canada, automotive products and services are sold directly to individual dealerships using an experienced sales force. In reaching customers such as John Deere (Deere & Company), JC Bamford Excavators Ltd. (JCB) and Yamaha Corporation of America (Yamaha) in the power equipment and power sports segments, teams are also positioned to support the 90+ brands that Snap-on distributes to globally. Business management solutions are sold directly to the automotive OEMs in the United States and throughout Europe, including the United Kingdom.

Distributors

Sales of certain tools and equipment are made through independent distributors who purchase the items from Snap-on and resell them to end users. Hand tools under the BAHCO, Fish and Hook, and Lindström brands and trade names, for example, are sold through distributors in Europe, North and South America, Asia and certain other parts of the world. Wheel service and other vehicle service equipment are sold through distributors primarily under brands including Hofmann, John Bean, Cartec and Blackhawk. Diagnostics and equipment are marketed through distributors in South America and Asia, and through both a direct sales force and distributors in Europe under the Snap-on, Sun and BAHCO brands.

E-commerce

Snap-on’s e-commerce development initiatives allow Snap-on to combine the capabilities of the internet with Snap-on’s existing brand sales and distribution strengths to reach new and under-served customer segments. Snap-on offers current and prospective customers online, around-the-clock access to purchase products through its public internet web site at www.snapon.com. The site features an online catalog containing nearly 14,000 products, including Snap-on hand tools, power tools, tool storage units and diagnostic equipment available to consumers and professionals in the United States, the United Kingdom, Canada and Australia. At the end of 2009, Snap-on had more than 600,000 registered users, including approximately 43,000 industrial accounts. E-commerce and certain other system enhancement initiatives are designed to improve productivity and further leverage the one-on-one relationships and service Snap-on has with its current and prospective customers. Through business-to-business and business-to-consumer capabilities, Snap-on and its franchisees are enhancing communications with customers on a real-time, 24-hour, 7-day a week basis.

2009 ANNUAL REPORT	9

Competition

Snap-on competes on the basis of its product quality and performance, product line breadth and depth, service, brand awareness and imagery, and technological innovation. While no single company competes with Snap-on across all of its product lines and distribution channels, various companies compete in one or more product categories and/or distribution channels.

Snap-on believes it is a leading manufacturer and distributor of professional tools, diagnostics, equipment, repair software and solutions, offering the broadest line of these products to the vehicle service industry. The major competitors selling to professional technicians in the automotive service and repair sector through the mobile van channel include MAC Tools (The Stanley Works), Matco (Danaher Corporation), and Cornwell. Snap-on also competes with companies that sell tools and equipment to automotive technicians through retail stores and online including Craftsman (Sears Brands LLC), RIDGID and Husky (The Home Depot, Inc.), and Kobalt (Lowes Companies, Inc.), auto parts supply outlets (such as NAPA, AutoZone, Inc. and Pep Boys), and tool supply warehouses/distributorships (such as MEDCO and Integrated Supply Network, Inc. (ISN)). Within the power tools category, Snap-on’s major competitors include Ingersoll-Rand Co. Limited, The Black & Decker Corporation, Makita Corporation, Chicago Pneumatic (Atlas Copco), and Milwaukee Electric (Techtronic Industries Co. Ltd.). In the industrial sector, major competitors include Facom Tools and Proto (The Stanley Works), Armstrong (Danaher Corporation), IRWIN (Newell Rubbermaid Inc.), Cooper Industries, Ltd., and Westward (W.W. Grainger, Inc.). The major competitors selling diagnostics and shop equipment and information to automotive dealerships, independent repair shop owners and managers in the vehicle service and repair sector include Corghi S.p.A., Fluke and Hennessy (Danaher Corporation), Robinair and OTC (SPX Corporation), Hunter Engineering, Rotary Lift and Chief Automotive (Dover Corporation), Car-O-Liner AB, Lexcom GmbH, Infomedia Ltd., Enigma, ALLDATA (AutoZone, Inc.), and the proprietary electronic parts catalog, diagnostic and information systems of OEMs.

Raw Materials and Purchased Product

Snap-on’s supply of raw materials and purchased components are generally and readily available from numerous suppliers. Snap-on believes it has secured an ample supply of both bar and coil steel for the near future to ensure stable supply to meet material demands. The company does not anticipate experiencing any significant steel pricing or availability issues in 2010.

Patents, Trademarks and Other Intellectual Property

Snap-on vigorously pursues and relies on patent protection to protect its intellectual property and its position in its markets. At 2009 year end, Snap-on and its subsidiaries held over 740 active and pending patents in the United States and over 1,330 active and pending patents outside of the United States. Sales relating to any single patent did not represent a material portion of Snap-on’s revenues in the last three years.

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

10	SNAP-ON INCORPORATED

Domain names have become a valuable corporate asset for companies around the world, including Snap-on. Domain names often contain a trademark or service mark or even a corporate name and are often considered intellectual property. The recognition and value of the Snap-on name, trademark and domain name are core strengths of the company.

Snap-on is selectively and strategically licensing the Snap-on brand to carefully selected manufacturing and distribution companies for items such as apparel, work boots, lighting and a variety of other goods, in order to further build equity and market presence for the company’s strongest brand.

Environment

Snap-on is subject to various environmental laws, ordinances, regulations, and other requirements of government authorities in the United States and other nations. At Snap-on, these environmental liabilities are managed through the Snap-on Environmental, Hygiene and Safety Management System (“EH & SMS”), which is applied worldwide. The system is based upon continual improvement and is certified to ISO 14001:2004 and OHSAS 18001:2007, verified through Det Norske Veritas (DNV) Certification, Inc.

Snap-on believes that it complies with applicable environmental control requirements in its operations. Expenditures on environmental matters through EH & SMS have not had, and Snap-on does not for the foreseeable future expect them to have, a material effect upon Snap-on’s capital expenditures, earnings or competitive position.

Employees

At the end of January 2010, Snap-on employed approximately 11,000 people as compared to approximately 11,500 people at the end of January 2009.

Approximately 2,650 employees, or 24%, of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. Approximately 1,100 employees are covered under agreements expiring in 2010. In recent years, Snap-on has not experienced any significant work slow-downs, stoppages or other labor disruptions.

The number of covered union employees whose contracts expire within the next five years approximates 1,100 employees in 2010; 700 employees in 2011; and 175 employees in 2012; there are no contracts currently scheduled to expire in 2013. There are approximately 200 employees whose contract is scheduled to expire in 2014.

There can be no assurance that future contracts with Snap-on’s unions will be renegotiated upon terms acceptable to Snap-on.

Working Capital

Most of Snap-on’s businesses are not seasonal and their inventory needs are relatively constant. As a result of the termination of the joint venture with CIT on July 16, 2009, the company used its working capital in 2009 to fund, in part, the growth of the on-book receivables originated by SOC. Snap-on did not have a significant backlog of orders at 2009 year end.

Snap-on’s liquidity and capital resources and use of working capital are discussed herein in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

At 2009 year end, neither Snap-on nor any of its segments depend on any single customer, small group of customers or government for any material part of its revenues; prior to July 16, 2009, Snap-on’s Financial Services segment depended on CIT for more than 10% of its revenues.

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

2009 ANNUAL REPORT	11

Economic conditions and world events could affect our operating results.

We, our franchisees and our customers, may continue to be adversely affected by ongoing weakness in, or worsening of, economic conditions. These conditions may result in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending. We, our franchisees and our customers, and the economy as a whole, also may be affected by future world events such as acts of terrorism, developments in the war on terrorism, conflicts in international situations, the impact of epidemics on business, and by natural disasters. These factors may affect our results of operations by reducing our sales, margins and/or net income as a result of a slowdown in customer orders or order cancellations. In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions abroad. Unstable political, social and economic conditions may make it difficult for our franchisees, customers, suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition, results of operations and cash flow could be negatively affected.

Foreign operations are subject to currency exchange, political, economic and other risks that could adversely affect our business, financial condition, results of operations and cash flow.

The reporting currency for Snap-on’s consolidated financial statements is the U.S. dollar. Certain of the company’s assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar. In preparing the company’s Consolidated Financial Statements, those assets, liabilities, expenses and revenues are translated into U.S. dollars at applicable exchange rates. Increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the U.S. dollar value of those items as reflected in the company’s Consolidated Financial Statements. Substantial fluctuations in the value of the U.S. dollar could have a significant impact on the company’s financial condition and results of operations.

Approximately 41% of our revenues in 2009 were generated outside of the United States. Future growth rates and success of our business depends in large part on continued growth in our non-U.S. operations, including growth in emerging markets. Numerous risks and uncertainties affect our non-U.S. operations. These risks and uncertainties include political, economic and social instability, such as acts of war, civil disturbance or acts of terrorism, local labor conditions, changes in government policies and regulations, including imposition or increases in withholding and other taxes on remittances and other payments by international subsidiaries, transportation delays or interruptions and difficulties in enforcement of contract and intellectual property rights. In 2009, certain of our European-based businesses were significantly impacted by the economic downturn that particularly affected various markets in Europe. Should the economic environment in these markets deteriorate from 2009 levels, our results of operations and financial position could be materially impacted, including as a result of the effects of potential impairment write-downs of goodwill and/or other intangible assets related to these businesses.

We are also affected by changes in inflation rates and interest rates. Additionally, cash generated in non-U.S. jurisdictions may be difficult to repatriate to the United States in a tax-efficient manner. Our foreign operations are also subject to other risks and challenges, such as the need to staff and manage diverse workforces, respond to the needs of multiple national and international marketplaces, and differing business climates and cultures in various countries.

The performance of Snap-on’s mobile van tool distribution business depends on the success of its franchisees.

Approximately 41% of our 2009 revenues were generated by the Snap-on Tools Group, which consists of Snap-on’s business operations serving the worldwide van channel. Except in limited circumstances, each of our mobile tool vans is operated by a franchisee pursuant to a franchise agreement. Snap-on’s success is dependent on its relationships with franchisees, individually and collectively, as they are the primary sales and service link between the company and vehicle service and repair technicians, who are an important class of end users for Snap-on’s products and services. If our franchisees are not successful, or if we do not maintain an effective relationship with our franchisees, the delivery of products, the collection of receivables and/or our relationship with end users could be adversely affected and thereby negatively impact our business, financial condition, results of operations and cash flow.

12	SNAP-ON INCORPORATED

In addition, if we are unable to maintain effective relationships with franchisees, the company or the franchisees may choose to terminate the relationship, which may result in (i) open routes, in which end-use customers are not provided reliable service; (ii) litigation resulting from termination; (iii) reduced collections or increased write-offs of franchisee receivables owed to Snap-on; and/or (iv) reduced collections or increased write-offs of extended credit contracts and, to a lesser extent, lease contracts that are collected by franchisees on behalf of SOC. As Snap-on has approximately 4,800 franchisees worldwide and most of these franchise relationships are governed by contract, it is not uncommon for litigation to result from the termination of these relationships.

The effects of brand rationalization, dealership closures and/or financial difficulties in the automotive industry could impact our business and operating results.

Some of our business units have substantial interrelationships with the automotive industry. Substantial and continued weakness in the automotive industry has resulted in the bankruptcy of certain automobile manufacturers, as well as suppliers and dealers who are dependent upon them. The ongoing effects of these bankruptcies and related reorganizations cannot yet be fully determined. These factors have already resulted in a reduction in the number of automobile dealerships, and could result in further reductions, through consolidations or as a result of changes in the automakers or their manner of conducting business. Additionally, the weakness of companies in that industry could affect their levels of purchases from us and the collectibility of amounts owed to us. Even though we believe that our products and services enhance productivity, a reduction in the number of automotive manufacturers and/or dealers, or their capital expenditures, could substantially affect our sales. Any of those factors could negatively affect our business, financial condition, results of operations and cash flow.

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

We use various energy sources to transport, produce and distribute products, and some of our products have components that are petroleum based. Petroleum and energy prices have recently been volatile and have periodically increased significantly over short periods of time; further volatility and changes may be caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, world events, and changes in governmental programs. Energy price increases raise both our operating costs and the costs of our materials, and we may not be able to increase our prices enough to offset these costs. Higher prices also may reduce the level of future customer orders and our profitability.

Our inability to provide acceptable financing alternatives to end-user customers and franchisees could adversely impact our operating results.

An integral component of our business and profitability is our ability to offer financing alternatives to end-user customers and franchisees. Following the July 16, 2009 termination of our joint venture arrangement with CIT, Snap-on is now providing the resources for the majority of this financing. As a result, we are more dependent upon our ability to obtain capital resources or other financing on terms that we believe are attractive to support SOC’s on-book receivables. The lack of our ability to obtain capital resources or financing, whether resulting from the state of the financial markets, our own operating performance or other factors, would negatively affect our operating results and financial condition. Adverse fluctuations in interest rates and/or our ability to provide competitive financing programs for other reasons could also have an adverse impact on our revenue and profitability.

2009 ANNUAL REPORT	13

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

Regulatory changes related to financial services operations could adversely affect operating results and financial condition.

Financial services operations of all kinds are becoming subject to increasing regulation. In addition to potentially increasing the costs of doing business, new laws and regulations, or changes to existing laws and regulations, may affect the relationships between creditors and debtors or inhibit the rights of creditors to collect amounts owed to them. For example, if such changes impede our ability to collect amounts that are due to us or limit the rates we can charge, our profitability would suffer.

Instability and uncertainty in the credit and financial markets could adversely impact the availability of credit that we and our customers need to operate our businesses.

We depend upon the availability of credit to operate our business, including the financing of receivables from end-user customers that are originated by SOC. Our end-user customers, franchisees and suppliers also require access to credit for their businesses. Instability and uncertainty in the credit and financial markets could adversely impact the availability of future financing and the terms on which it might be available to Snap-on, its end-user customers, franchisees and suppliers. Inability to access credit markets, or a deterioration in the terms on which financing might be available, could have an adverse impact on our business, financial condition, results of operations and cash flow.

We have increased our financial leverage, which could affect our operations and profitability.

Over the past several years, we have increased our use of borrowed funds, primarily to finance acquisitions and, most recently, to fund the receivables of SOC. The company’s increased leverage may affect both our availability of additional capital resources in the future, as well as our operations in several ways, including:

•	The terms on which credit may be available to us could be less attractive, both in the economic terms of the credit and the covenants stipulated by the credit terms;
•	The possible lack of availability of additional credit;
•	Higher levels of interest expense to service outstanding debt;
•	The possibility of additional borrowings in the future to repay our indebtedness when it comes due; and
•	The possible diversion of capital resources from other uses.

While we believe we will have the ability to service our debt and obtain additional resources in the future if and when needed, that will depend upon our results of operations and financial position at the time, the then-current state of the credit and financial markets, and other factors that may be beyond our control. Therefore, we cannot give assurances that credit will be available on terms that we consider attractive, or at all, if and when necessary or beneficial to us.

Failure to achieve expected investment returns on pension plan assets, as well as changes in interest rates, could adversely impact our results of operations, financial position and cash flow.

Snap-on sponsors various defined benefit pension plans (“pension plans”). The assets of the pension plans are broadly diversified in an attempt to mitigate the risk of a large loss. The assets are invested in equity securities, fixed income securities, real estate and other real assets, other alternative investments and cash. Required funding for the company’s defined benefit pension plans is determined in accordance with guidelines set forth in the federal Employee Retirement Income Security Act (ERISA). Additional contributions to enhance the funded status of the pension plans can be made at the company’s discretion. However, there can be no assurance that the value of the pension plan assets, or the investment returns on those plan assets, will be sufficient to meet the future benefit obligations of such plans. In addition, during periods of adverse investment market conditions and declining interest rates, the company may be required to make additional cash contributions to the plans that could reduce our financial flexibility.

14	SNAP-ON INCORPORATED

Our pension plan obligations are affected by changes in market interest rates. Significant fluctuations in market interest rates have added, and may further add, volatility to our pension plan obligations. Declining market interest rates will increase our pension plan obligations. While our plan assets are broadly diversified, there are inherent market risks associated with investments. Our pension plan assets, in the aggregate, incurred a substantial loss in recent periods as a result of market conditions; if further adverse market conditions occur, our plan assets could incur additional losses. Since we may need to make additional contributions to address an increase in obligations and/or a loss in plan assets, the combination of declining market interest rates and/or past or future plan asset investment losses could adversely impact our financial position, results of operations and cash flows.

The company’s pension plan expense is comprised of the following factors: (i) service cost; (ii) interest on projected benefit obligations; (iii) the expected return on plan assets; (iv) the amortization of prior service costs; and (v) the effects of actuarial gains and losses. The accounting for pensions involves the estimation of a number of factors that are highly uncertain. Certain factors, such as the interest cost and the expected return on plan assets, are impacted by changes in market interest rates and the value of plan assets. A significant decrease in market interest rates and a decrease in the fair value of plan assets would increase net pension expense and may adversely affect the company’s future results of operations. See Note 11 to the Consolidated Financial Statements for further information on the company’s pension plans.

The steps taken to restructure operations, rationalize operating footprint, lower operating expenses, and achieve greater efficiencies in the supply chain could disrupt business.

We have taken steps in the past, and expect to take additional steps in 2010, intended to improve customer service and to drive further efficiencies and reduce costs, some of which could be disruptive to our business. These actions, collectively across our operating groups, are focused on the following:

•	Continuing to invest in initiatives focused on building a strong sales and operating presence in emerging growth markets;
•	Continuing to enhance service and value to our franchisees and customers;
•	Continuing to implement efficiency and productivity (collectively “Rapid Continuous Improvement” or “RCI”) initiatives throughout the organization to drive further efficiencies and reduce costs;
•	Continuing on the company’s existing path to improve and transform global manufacturing and the supply chain into a market-demand-based replenishment system, with lower costs;
•	Continuing to invest in developing and marketing new, innovative, higher-value-added products and advanced technologies;
•	Extending our products and services into additional and/or adjacent markets or to new customers; and
•	Continuing to provide financing for, and grow our portfolio of, on-book receivables at SOC.

We believe that by executing on these focus areas, along with a continued commitment to new innovative products and RCI initiatives to drive higher levels of productivity and lower costs, the company and its franchisees may realize stronger growth and profitability. However, failure to succeed in the implementation of any or all of these actions could result in an inability to achieve our financial goals and could be disruptive to the business.

In addition, reductions to headcount and other cost reduction measures may result in the loss of technical expertise that could adversely affect our research and development efforts and ability to meet product development schedules. Efforts to reduce components of expense could result in the recording of charges for inventory and technology-related write-offs, workforce reduction costs or other charges relating to the consolidation of facilities. If we were to incur a substantial charge to further these efforts, our earnings per share would be adversely affected in such period. If we are unable to effectively manage our cost reduction and restructuring efforts, our business, financial condition, results of operations and cash flow could be negatively affected.

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

2009 ANNUAL REPORT	15

Risks associated with the disruption of manufacturing operations could adversely affect profitability or competitive position.

We manufacture a significant portion of the products we sell. Any prolonged disruption in the operations of our existing manufacturing facilities, whether due to technical or labor difficulties, lack of raw material or component availability, destruction of or damage to any facility (as a result of natural disasters, use and storage of hazardous materials or other events), or other reasons, could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

The global tool, equipment, and diagnostics and repair information industries are competitive.

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

Legal disputes could adversely affect our business, financial condition, results of operations and cash flow.

From time to time we are subject to legal disputes that are being litigated and/or settled in the ordinary course of business. For example, as described more fully below in “Item 3: Legal Proceedings,” Snap-on has a dispute pending in arbitration with CIT in which both parties make claims relating to matters that occurred during the course of their joint venture. That dispute, and any other dispute or future lawsuit, could result in the diversion of management’s time and attention away from business operations. Additionally, negative developments with respect to legal disputes and the costs incurred in defending ourselves could have an adverse impact on us. Adverse outcomes or settlements could also require us to pay damages, potentially in excess of amounts reserved, or incur liability for other remedies that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

16	SNAP-ON INCORPORATED

In association with initiatives to better integrate business units, rationalize operating footprint and improve responsiveness to franchisees and customers, Snap-on is continually replacing and enhancing its existing global Enterprise Resource Planning (ERP) management information systems. As we integrate, implement and deploy new information technology processes and a common information infrastructure across our global operations, we could experience disruptions in our business that could have an adverse effect on our business, financial condition, results of operations and cash flow.

The recognition of impairment charges on goodwill or other intangible assets would adversely impact future financial position and results of operations.

We are required to perform impairment tests on our goodwill and other intangibles annually or at any time when events occur that could impact the value of our business segments. Our determination of whether impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key customers, including large customers associated with the automotive industry, and/or changes in technology or markets, could require a provision for impairment in a future period that could substantially impact our reported earnings and reduce our consolidated net worth and shareholders’ equity. In 2009, certain of our European-based businesses were significantly impacted by the economic downturn that particularly affected various markets in Europe. Should the economic environment in these markets deteriorate from 2009 levels, our results of operations and financial position could be materially impacted, including as a result of the effects of potential impairment write-downs of goodwill and/or other intangible assets related to these businesses.

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

We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those taxing jurisdictions. Due to the subjectivity of tax laws between those jurisdictions, as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from taxing authorities related to these differences could have an adverse impact on our financial condition, results of operations and cash flow.

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

2009 ANNUAL REPORT	17

We may not successfully integrate businesses we acquire, which could have an adverse impact on our business, financial condition, results of operations and cash flow.

The pursuit of future growth through acquisitions, including participation in joint ventures, involves significant risks that could have a material adverse effect on our business, financial condition, results of operations and cash flow. These risks include:

•	Loss of the acquired businesses’ customers;
•	An inability to integrate successfully the acquired businesses’ operations;
•	Inability to coordinate management and integrate and retain employees of the acquired businesses;
•	Difficulties in implementing and maintaining consistent standards, controls, procedures, policies and information systems;
•	Failure to realize anticipated synergies, economies of scale or other anticipated benefits, or to maintain operating margins;
•	Strain on our personnel, systems and resources, and diversion of attention from other priorities;
•	Incurrence of additional debt and related interest expense;
•	The dilutive effect of the issuance of additional equity securities;
•	Unforeseen or contingent liabilities of the acquired businesses; and
•	Large write-offs or write-downs, or the impairment of goodwill or other intangible assets.

Item 1B: Unresolved Staff Comments

None.

18	SNAP-ON INCORPORATED

Item 2: Properties

Snap-on maintains leased and owned manufacturing, warehouse, distribution and office facilities throughout the world. Snap-on believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand. Snap-on’s facilities in the United States occupy approximately 3.6 million square feet, of which 76% is owned, including its corporate and general office facility located in Kenosha, Wisconsin. Snap-on’s facilities outside the United States occupy approximately 4.2 million square feet, of which approximately 73% is owned. Certain Snap-on facilities are leased through operating and capital lease agreements. See Note 15 to the Consolidated Financial Statements for information on the company’s operating and capital leases. Snap-on management continually monitors the company’s capacity needs and makes adjustments as dictated by market and other conditions.

The following table provides information about each of Snap-on’s principal manufacturing locations and distribution centers (exceeding 50,000 square feet) as of 2009 year end:

Location	Type of Property	Owned/Leased	Segment*
U.S. Locations:
Elkmont, Alabama	Manufacturing	Owned	SOT
Conway, Arkansas	Manufacturing	Leased	C&I
City of Industry, California	Manufacturing	Leased	C&I
San Jose, California	Manufacturing	Leased	D&I
Columbus, Georgia	Distribution	Owned	C&I
Crystal Lake, Illinois	Distribution	Owned and Leased	SOT
Algona, Iowa	Manufacturing	Owned	SOT
Olive Branch, Mississippi	Distribution	Owned	SOT
Carson City, Nevada	Distribution	Owned and Leased	SOT
Murphy, North Carolina	Manufacturing and distribution	Owned	C&I
Robesonia, Pennsylvania	Distribution	Owned	SOT
Elizabethton, Tennessee	Manufacturing	Owned	SOT
Kenosha, Wisconsin	Distribution and corporate	Owned	SOT, C&I, D&I
Milwaukee, Wisconsin	Manufacturing	Owned	SOT

Non-U.S. Locations:
Santo Tome, Argentina	Manufacturing	Owned	C&I
Minsk, Belarus	Manufacturing	Owned	C&I
Santa Barbara D’oeste, Brazil	Manufacturing and distribution	Owned	C&I
Mississauga, Canada	Manufacturing	Leased	C&I
Newmarket, Canada	Manufacturing	Owned	SOT
Kunshan, China	Manufacturing	Owned	C&I
Xiaoshan, China	Manufacturing	Owned	C&I
Shucheng, China	Manufacturing	Owned	C&I
Kettering, England	Distribution	Owned	SOT, C&I
Bramley, England	Manufacturing	Leased	C&I
Bourges, France	Manufacturing and distribution	Owned and Leased	C&I
Sopron, Hungary	Manufacturing	Owned	C&I
Correggio, Italy	Manufacturing	Owned	C&I
Tokyo, Japan	Distribution	Leased	SOT
Helmond, the Netherlands	Distribution	Owned	C&I
Vila do Conde, Portugal	Manufacturing	Owned	C&I
Irun, Spain	Manufacturing	Owned	C&I
Placencia, Spain	Manufacturing	Owned	C&I
Vitoria, Spain	Manufacturing and distribution	Owned	C&I
Bollnäs, Sweden	Manufacturing	Owned	C&I
Edsbyn, Sweden	Manufacturing	Owned	C&I
Lidköping, Sweden	Manufacturing	Owned	C&I
Sandviken, Sweden	Distribution	Leased	C&I

*	Segment abbreviations:
C&I – Commercial & Industrial Group
SOT – Snap-on Tools Group
D&I – Diagnostics & Information Group

2009 ANNUAL REPORT	19

Snap-on ceased production at its Escondido, California, manufacturing facility in 2009 and transferred production to its City of Industry, California, facility. Snap-on also ceased manufacturing operations at its Unterneukirchen, Germany, location in 2009 and transferred production to its Correggio, Italy, facility. In 2009 Snap-on closed its Newmarket, Canada, distribution facility; the Newmarket distribution facility is currently for sale. In 2009, Snap-on also completed the construction of a new headquarters and research and development facility in Richfield, Ohio, for Snap-on Business Solutions, the company’s automotive parts and service information business.

Item 3: Legal Proceedings

See Note 15 to the Consolidated Financial Statements for information on legal proceedings.

On January 8, 2010, Snap-on filed a notice of arbitration with the American Arbitration Association concerning a dispute with CIT relating to various underpayments made during the course of their financial services joint venture, in which Snap-on has alleged damages of approximately $115 million. As a result of the dispute, Snap-on has withheld certain amounts (totaling $81.5 million as of 2009 year end) from payments made to CIT relating to ongoing business activities. On January 29, 2010, CIT filed its response denying Snap-on’s claim and asserting certain claims against Snap-on for other matters relating to the joint venture. CIT’s claims allege damages in excess of $110 million, the majority of which relates to returning the $81.5 million withheld by Snap-on. The $81.5 million retained by Snap-on is included in other accrued liabilities on Snap-on’s January 2, 2010 consolidated balance sheet. At this early stage, no determination can be made as to the likely outcome of this dispute.

Snap-on is involved in various other legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these other legal matters, management believes that the results of these other legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 2009.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At 2009 year end, Snap-on had 57,745,049 shares of common stock outstanding. Snap-on’s stock is listed on the New York Stock Exchange under the ticker symbol “SNA.” At February 12, 2010, there were 6,642 registered holders of Snap-on common stock.

Snap-on’s common stock high and low prices, as of the close of trading, for the last two years by quarter were as follows:

	Common Stock High/Low Prices
	2009		2008
Quarter	High	Low	High	Low
First	$41.07	$20.66	$53.01	$39.78
Second	34.70	26.79	61.92	50.57
Third	38.63	26.50	59.73	50.00
Fourth	43.57	34.05	52.66	28.62

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Quarterly dividends declared in both 2009 and 2008 were $0.30 per share ($1.20 per share for each year). Quarterly dividends declared in 2007 were $0.30 per share in the fourth quarter and $0.27 per share in the first three quarters ($1.11 per share for the year). Cash dividends paid in 2009, 2008 and 2007 totaled $69.0 million, $69.7 million and $64.8 million, respectively. Snap-on’s Board of Directors (“Board”) monitors and evaluates the company’s dividend practice quarterly and the Board may elect to increase, decrease or not pay a dividend on Snap-on common stock based upon the company’s financial condition, results of operations, cash requirements and future prospects of Snap-on and other factors deemed relevant by the Board.

See Note 13 to the Consolidated Financial Statements for information on securities authorized for issuance under equity compensation plans.

20	SNAP-ON INCORPORATED

The company did not repurchase any shares of its common stock in 2009. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. At 2009 year end, the approximate value of shares that may yet be purchased pursuant to three outstanding Board authorizations was $130.1 million. The three outstanding Board authorizations are described below:

•

In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $36.53, $36.44 and $42.26 per share of common stock as of the end of the fiscal 2009 months ended October 31, 2009, November 28, 2009, and January 2, 2010, respectively.

•

In 1998, the Board authorized the repurchase of an aggregate of $100 million of the company’s common stock (“the 1998 Authorization”). The 1998 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board.

•

In 1999, the Board authorized the repurchase of an aggregate of $50 million of the company’s common stock (“the 1999 Authorization”). The 1999 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board.

2009 ANNUAL REPORT	21

Five-year Stock Performance Graph

The graph below illustrates the cumulative total shareholder return on Snap-on Common Stock since December 31, 2004, assuming that dividends were reinvested. The graph compares Snap-on’s performance to that of the Standard & Poor’s 500 Stock Index (“S&P 500”) and a Peer Group.

Snap-on Incorporated Total Shareholder Return (1)

SNAP-ON INCORPORATED
PEER GROUP
S&P 500
DOLLARS
225
200
175
150
125
100
75
50
2004
2005
2006
2007
2008
2009

Fiscal Year Ended (2)	Snap-on Incorporated	Peer Group (3)	S&P 500
December 31, 2004	$100.00	$100.00	$100.00
December 31, 2005	112.47	104.39	104.91
December 31, 2006	146.28	122.35	121.48
December 31, 2007	151.42	142.07	128.16
December 31, 2008	126.65	91.69	80.74
December 31, 2009	141.25	117.53	102.11

(1)	Assumes $100 was invested on December 31, 2004, and that dividends were reinvested quarterly.
(2)	The company’s fiscal year ends on the Saturday closest to December 31 of each year; the fiscal year end is assumed to be December 31 for ease of calculation.
(3)

The Peer Group consists of: The Black & Decker Corporation, Cooper Industries, Ltd., Danaher Corporation, Emerson Electric Co., Fortune Brands, Inc., Genuine Parts Company, Newell Rubbermaid Inc., Pentair, Inc., SPX Corporation, The Stanley Works and W.W. Grainger, Inc.

22	SNAP-ON INCORPORATED

Item 6: Selected Financial Data

The selected financial data presented below has been derived from, and should be read in conjunction with, the respective historical consolidated financial statements of the company, including the notes thereto, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Five-year Data
(Amounts in millions, except per share data)	2009	2008	2007	2006	2005
Results of Operations
Net sales	$2,362.5	$2,853.3	$2,841.2	$2,455.1	$2,281.0
Gross profit	1,057.6	1,284.6	1,266.6	1,079.8	1,011.2
Operating expenses	824.4	933.1	964.2	930.0	863.5
Operating earnings before financial services	233.2	351.5	302.4	149.8	147.7
Financial services revenue	58.3	81.4	63.0	49.0	53.6
Financial services expenses	40.8	44.1	40.6	36.0	37.9
Operating earnings	250.7	388.8	324.8	162.8	163.4
Interest expense	47.7	33.8	46.1	20.6	21.7
Earnings before income taxes and equity earnings	205.3	357.8	284.2	147.5	144.8
Income tax expense	62.7	117.8	92.5	45.9	55.2
Earnings before equity earnings	142.6	240.0	191.7	101.6	89.6
Equity earnings, net of tax	1.1	3.6	2.4	–	2.1
Net earnings from continuing operations	143.7	243.6	194.1	101.6	91.7
Income (loss) from discontinued operations, net of tax	–	–	(8.0)	2.2	4.7
Net earnings	143.7	243.6	186.1	103.8	96.4
Net earnings attributable to noncontrolling interests	(9.5)	(6.9)	(4.9)	(3.7)	(3.5)
Net earnings attributable to Snap-on Inc.	134.2	236.7	181.2	100.1	92.9

Financial Position
Cash and cash equivalents	$699.4	$115.8	$93.0	$63.4	$170.4
Trade and other accounts receivable – net	414.4	462.2	512.6	494.1	432.2
Contract receivables – net	32.9	22.8	31.8	20.0	17.4
Finance receivables – net	122.3	37.1	42.5	45.1	36.3
Inventories – net	274.7	359.2	322.4	323.0	283.2
Current assets	1,676.1	1,140.7	1,187.4	1,113.2	1,072.9
Property and equipment – net	347.8	327.8	304.8	297.1	295.5
Total assets	3,447.4	2,710.3	2,765.1	2,654.5	2,008.4
Notes payable and current maturities of long-term debt	164.7	12.0	15.9	43.6	24.8
Accounts payable	119.8	126.0	171.6	178.8	135.4
Current liabilities	739.9	547.5	639.2	682.0	506.1
Long-term debt	902.1	503.4	502.0	505.6	201.7
Total debt	1,066.8	515.4	517.9	549.2	226.5
Total shareholders’ equity attributable to Snap-on Inc.	1,290.0	1,186.5	1,280.1	1,076.3	962.2
Working capital	936.2	593.2	548.2	431.2	566.8

Common Share Summary
Average shares outstanding – diluted	57.9	58.1	58.6	59.2	58.4
Earnings per share, continuing operations:
Basic	$2.33	$4.12	$3.27	$1.68	$1.53
Diluted	2.32	4.07	3.23	1.65	1.51
Net earnings per share attributable to Snap-on Inc.:
Basic	2.33	4.12	3.13	1.72	1.61
Diluted	2.32	4.07	3.09	1.69	1.59
Cash dividends paid per share	1.20	1.20	1.11	1.08	1.00
Shareholders’ equity per basic share	22.36	20.63	22.11	18.46	16.65
Fiscal year-end per share price	42.26	41.10	48.13	47.64	37.56

2009 ANNUAL REPORT	23

•

Snap-on terminated its financial services joint venture agreement with CIT on July 16, 2009, and subsequently purchased CIT’s 50%-ownership interest in SOC for $8.1 million. Since July 16, 2009, Snap-on is providing financing for the majority of new contracts originated by SOC. New contracts originated by SOC are reflected as contract and finance receivables on the company’s balance sheet and the company is recording the interest yield on these receivables over the life of the contracts as financial services revenue. Previously, the company recorded gains on contracts sold to CIT as financial services revenue. The lower levels of both financial services revenues and financial services operating income in 2009 primarily resulted from the change from recognizing gains on contract sales to CIT, to recognizing the interest yield on the on-balance-sheet finance portfolio.

•

Results of operations for all years presented prior to 2008 have been restated to reflect the 2007 sale of the Sun Electric Systems (“SES”) business based in the Netherlands as discontinued operations. Snap-on recorded an $8.0 million net loss from the sale of SES in 2007. See Note 16 to the Consolidated Financial Statements for information on the sale of SES.

•

Operating expenses and operating earnings in 2006 included a $38.0 million pretax charge ($23.4 million after tax or $0.40 per diluted share) to settle certain legal matters related to certain then current and former franchisees. Results in 2006 also included the impact of the company’s acquisition of Snap-on Business Solutions for the approximate five-week period from the November 28, 2006 acquisition date to year end.

24	SNAP-ON INCORPORATED

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

Unless otherwise indicated, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “fiscal 2009” or “2009” refer to the fiscal year ended January 2, 2010; references to “fiscal 2008” or “2008” refer to the fiscal year ended January 3, 2009; references to “fiscal 2007” or “2007” refer to the fiscal year ended December 29, 2007. References to “year end” 2009, 2008 and 2007 refer to January 2, 2010, January 3, 2009, and December 29, 2007, respectively.

The economic slowdown and tightened credit environment that began in 2008 continued into 2009, as customers curtailed spending in response to the worsening global recession. Despite the challenges of the ongoing recession, we continued investing in, and even accelerated, certain of our strategic growth initiatives aimed at strengthening our business models, pursuing geographic and customer diversification, expanding our presence in emerging markets and driving value creation processes, including innovation and Rapid Continuous Improvement (described below). We continue to believe that the advancement of these strategic initiatives will help create an environment to achieve long-term value for company shareholders, associates, franchisees and other distributor partners across our varied business segments and channels.

Net sales in 2009 of $2,362.5 million decreased $490.8 million, or 17.2%, from 2008 levels, with unfavorable currency translation contributing $98.5 million, or 20.0%, of the sales decline. Operating earnings of $250.7 million in 2009 decreased $138.1 million from 2008 levels primarily due to the lower sales volumes. In 2009, operating earnings contributions from the company’s ongoing efficiency and productivity (collectively “Rapid Continuous Improvement” or “RCI”) initiatives and other cost reduction activities, including benefits from restructuring, material cost reductions, and savings from cost containment actions, more than offset the impacts of costs to carry manufacturing capacity in light of lower demand and inventory reduction efforts, unfavorable currency effects, lower financial services income and higher year-over-year restructuring costs.

On July 16, 2009, Snap-on terminated its joint venture agreement with CIT Group Inc. (“CIT”) relating to the parties’ Snap-on Credit LLC (“SOC”) financial services joint venture and subsequently purchased CIT’s 50%-ownership interest in the joint venture for $8.1 million pursuant to the terms of the joint venture agreement. Since July 16, 2009, Snap-on is providing financing for the majority of new loans originated by SOC and SOC is recording the interest yield on the new on-book receivables over the life of the contracts. Previously, SOC sold new contract originations to CIT and recorded gains on the sale of the contracts as financial services revenue. The change from recognizing gains on contract sales to CIT, to recognizing the interest yield on the on-book receivables, was a primary factor in the year-over-year decline in both financial services revenues and operating earnings. As a result of this change, Snap-on anticipates that financial services revenue and operating income will, through the second quarter of 2010, decline compared to prior-year periods as the company builds its portfolio of on-book finance receivables. Snap-on expects that operating income from financial services will improve as the on-book finance portfolio grows.

In response to the global economic challenges, we accelerated certain RCI and other strategic initiatives in 2009, including those planned investments that we see as potentially enabling near-term growth, such as the further expansion of our manufacturing capacity in China and Eastern Europe. In 2010, we intend to aggressively manage the balance between investing and capturing growth opportunities with the need for additional cost reduction actions beyond those already implemented or planned. In 2009, we experienced adverse effects from foreign currency exchange rate movements; given our increasingly global footprint, foreign currency rates could continue to have a more pronounced effect on our sales and operating profit comparisons.

Our strategic priorities and plans for 2010 will continue to build on the improvement initiatives underway to achieve sustainable, profitable growth. Global market conditions in 2010, however, may affect the level and timing of resources deployed in pursuit of these initiatives.

In the Commercial & Industrial Group, segment net sales in 2009 of $1,083.8 million were down 23.1% from 2008 levels, primarily as a result of the economic downturn that particularly impacted sales volumes in various European markets. Excluding $63.9 million of unfavorable foreign currency translation, organic (excluding foreign currency translation effects) sales in 2009 declined $261.6 million, or 19.4%, year over year. Operating earnings of $48.3 million in 2009 declined $119.0 million from 2008 levels as the impacts of lower sales, costs to carry manufacturing capacity in light of lower demand and inventory reduction efforts, primarily in Europe, and higher restructuring costs were only partially offset by $52.3 million of savings from ongoing RCI and restructuring initiatives, including savings from cost containment actions. The Commercial & Industrial Group incurred $18.2 million of restructuring costs in 2009 primarily to improve the segment’s cost structure in Europe.

2009 ANNUAL REPORT	25

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Commercial & Industrial Group intends to build on the following strategic priorities in 2010:

•	Continuing to invest in emerging market growth initiatives, including China, India and Eastern Europe;
•	Increasing market share in key industrial market segments by reaching new customers, expanding our business with existing customers, and continually expanding value-added content;
•	Continuing to invest in innovation that delivers productivity-enhancing solutions that utilize the latest technology; and
•	Continuing to rationalize the operating footprint and reduce structural costs.

In the Snap-on Tools Group, progress continued on fundamental, strategic initiatives to strengthen the group and enhance franchisee profitability and satisfaction.

Segment net sales of $998.5 million in 2009 declined $105.5 million, or 9.6%, from 2008 levels, primarily due to the continued challenging global economy. Excluding $23.7 million of unfavorable currency translation, organic sales declined 7.6%. However, supply chain improvements and an ongoing transition to a market-demand-based replenishment system continued to improve complete and on-time delivery of a broad assortment of products in 2009. Operating earnings in 2009 of $110.8 million declined $6.9 million from 2008 levels, as the impacts of the lower sales and $20.9 million of unfavorable currency effects were largely offset by $43.5 million of savings from ongoing RCI and other cost reduction initiatives, including benefits from restructuring, material cost reductions and savings from cost containment actions.

The Snap-on Tools Group intends to continue to build on the progress made in enhancing the franchise proposition and delivering customer productivity solutions, with specific initiatives in 2010 focused on the following:

•	Continuing to improve franchisee profitability and satisfaction;
•	Continuing to fill open territories in the United States and Canada;
•	Developing new programs to expand market coverage;
•	Continuing to invest in new product innovation and development; and
•	Increasing operational flexibility in back office support functions, manufacturing and the supply chain through RCI initiatives and investment, as required.

By executing in these areas, we believe that we, as well as our franchisees, will continue to serve more customers better and more profitably.

In the Diagnostics & Information Group, segment net sales of $530.6 million in 2009 declined $97.2 million, or 15.5%, from 2008 levels, while operating earnings in 2009 increased $6.5 million year over year to $119.4 million. The increase in operating earnings primarily reflects the impacts of a more favorable sales mix of higher-margin diagnostics and software products, despite the lower sales, and $24.8 million of savings from ongoing RCI and other cost reduction initiatives, including savings from cost containment actions.

The improved sales mix of diagnostics and Mitchell1 information products in 2009 benefited from the development and launch of new products and the continued expansion of functionality, content and product integration. Sales of the company’s electronic parts catalogs to original equipment manufacturers (“OEMs”) and their franchised dealer networks declined from 2008 levels primarily due to lower non-recurring hardware, training and installation revenue resulting from the completion of a major multi-year deployment in 2008, and the impact of automotive dealership closures in North America. Fewer major essential tool distribution programs by OEMs in North America and the impact of the wind down of a major facilitation program in Europe also impacted 2009 sales. In addition, many OEM dealerships delayed capital investment programs in 2009 as they evaluated the impacts of the substantial and continued weakness in the automotive industry. Despite lower year-over-year sales, the 2006 acquisition of Snap-on Business Solutions continues to provide a strong base for relationships with key OEM customers, strengthening our position as a provider of essential productivity solutions.

26	SNAP-ON INCORPORATED

The Diagnostics & Information Group intends to focus on the following strategic priorities in 2010:

•	Continuing software and hardware upgrades;
•	Expanding product range with new products and services;
•	Increasing penetration in geographic markets;
•	Leveraging integration of software solutions; and
•	Continuing productivity advancements through RCI initiatives and leveraging of resources.

Financial Services revenue and operating earnings in 2009 decreased to $58.3 million and $17.5 million, respectively. Financial services revenue and operating earnings in 2008 totaled $81.4 million and $37.3 million, respectively. As discussed above, on July 16, 2009, Snap-on terminated its financial services joint venture agreement with CIT. Since July 16, 2009, Snap-on is providing financing for the majority of new loans originated by SOC and SOC is recording the interest yield on the new on-book receivables over the life of the contracts as financial services revenue. Previously, SOC sold new contract originations to CIT and recorded gains on the sale of the contracts as financial services revenue. The decrease in year-over-year financial services revenue and operating earnings is primarily due to the change from recognizing gains on contract sales to CIT, to recognizing the interest yield on the on-book receivables. Originations of $498.1 million in 2009 decreased $12.6 million, or 2.5%, from 2008 levels.

Financial Services intends to focus on the following strategic priorities in 2010:

•	Delivering financial products and services that attract and sustain profitable franchisees;
•	Delivering financial products and services that foster lifetime customer loyalty;
•	Delivering high quality in all of our financial products and processes through the use of RCI initiatives; and
•	Improving overall portfolio performance.

Cash Flows

Net cash provided from operating activities was $347.1 million in 2009 as compared to $220.4 million in 2008. The $126.7 million increase in cash flow from operating activities in 2009 resulted primarily from net changes in operating assets and liabilities, partially offset by lower 2009 net earnings.

Net cash used by investing activities of $241.7 million in 2009 included additions to, and collections of, finance receivables of $265.5 million and $82.0 million, respectively, following the July 2009 termination of the financial services joint venture agreement with CIT. Capital expenditures in 2009 of $64.4 million included continued spending to support the company’s strategic growth initiatives, including the expansion of manufacturing capabilities in emerging growth markets and lower-cost regions. Capital expenditures in 2009 also included spending to complete the construction of a new headquarters and research and development facility for the company’s automotive parts and service information business, which was completed in the fourth quarter. Subsequent to the July 16, 2009 termination of the financial services joint venture agreement with CIT, Snap-on acquired CIT’s 50%-ownership interest in SOC for $8.1 million.

Net cash provided by financing activities totaled $475.6 million in 2009. In 2009, Snap-on issued $550 million of unsecured fixed rate, long-term notes. Snap-on is using the $545.9 million of net proceeds from the sale of these notes for general corporate purposes, including the funding of receivables contracts originated by SOC and the repayment of $150 million of floating rate debt on January 12, 2010. Cash dividends paid to shareholders totaled $69.0 million in 2009; the company did not repurchase any shares of its common stock in 2009.

2009 ANNUAL REPORT	27

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

2009 vs. 2008

Results of operations for 2009 and 2008 are as follows:

(Amounts in millions)	2009		2008		Change
Net sales	$2,362.5	100.0%	$2,853.3	100.0%	$(490.8)	-17.2%
Cost of goods sold	(1,304.9)	-55.2%	(1,568.7)	-55.0%	263.8	16.8%

Gross profit	1,057.6	44.8%	1,284.6	45.0%	(227.0)	-17.7%
Operating expenses	(824.4)	-34.9%	(933.1)	-32.7%	108.7	11.6%

Operating earnings before financial services	233.2	9.9%	351.5	12.3%	(118.3)	-33.7%
Financial services revenue	58.3	100.0%	81.4	100.0%	(23.1)	-28.4%
Financial services expenses	(40.8)	-70.0%	(44.1)	-54.2%	3.3	7.5%

Operating earnings from financial services	17.5	30.0%	37.3	45.8%	(19.8)	-53.1%

Operating earnings	250.7	10.4%	388.8	13.2%	(138.1)	-35.5%
Interest expense	(47.7)	-2.0%	(33.8)	-1.1%	(13.9)	-41.1%
Other income (expense) – net	2.3	0.1%	2.8	0.1%	(0.5)	-17.9%

Earnings before income taxes and equity earnings	205.3	8.5%	357.8	12.2%	(152.5)	-42.6%
Income tax expense	(62.7)	-2.6%	(117.8)	-4.0%	55.1	46.8%

Earnings before equity earnings	142.6	5.9%	240.0	8.2%	(97.4)	-40.6%
Equity earnings, net of tax	1.1	–	3.6	0.1%	(2.5)	-69.4%

Net earnings	143.7	5.9%	243.6	8.3%	(99.9)	-41.0%
Net earnings attributable to noncontrolling interests	(9.5)	-0.4%	(6.9)	-0.2%	(2.6)	-37.7%

Net earnings attributable to Snap-on Inc.	$134.2	5.5%	$236.7	8.1%	$(102.5)	-43.3%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Snap-on’s 2009 fiscal year contained 52 weeks of operating results; Snap-on’s 2008 fiscal year contained 53 weeks of operating results. The impact of the additional week in 2008, which occurred in the fourth quarter, was not material to Snap-on’s 2008 net sales or operating earnings.

Net sales in 2009 of $2,362.5 million were down $490.8 million, or 17.2%, from 2008 levels. Excluding $98.5 million of unfavorable currency translation, organic sales in 2009 declined 14.2% from 2008 levels. Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including currency translation fluctuations. The year-over-year sales comparison was significantly impacted by weakened consumer and business demand as customers curtailed spending in response to the global recession that continued throughout 2009.

Sales in the Commercial & Industrial Group of $1,083.8 million declined $325.5 million, or 23.1%, from 2008 levels; excluding $63.9 million of unfavorable currency translation, year-over-year organic sales declined 19.4%. Sales in the Snap-on Tools Group of $998.5 million were down $105.5 million, or 9.6%, from 2008 levels; excluding $23.7 million of unfavorable currency translation, year-over-year organic sales declined 7.6%. In the Diagnostics & Information Group, sales of $530.6 million were down $97.2 million, or 15.5%, from 2008 levels; excluding $15.6 million of unfavorable currency translation, year-over-year organic sales declined 13.3%.

28	SNAP-ON INCORPORATED

Gross profit in 2009 was $1,057.6 million as compared to $1,284.6 million in 2008. The $227.0 million decline in year-over-year gross profit is primarily due to the lower sales and costs to carry manufacturing capacity, mainly in the Commercial & Industrial Group, in light of lower demand and inventory reduction efforts. The decline in 2009 gross profit also included $54.0 million of unfavorable currency effects, $13.4 million of higher restructuring costs, primarily to improve the company’s cost structure in Europe, and $5.7 million of higher software development costs. These declines were partially offset by $54.6 million of savings from ongoing RCI and other cost reduction initiatives, including benefits from restructuring, material cost reductions, and savings from cost containment actions in light of the weakened economy. Year-over-year “last in, first out” (“LIFO”) related inventory valuation benefits as a result of inventory reductions in 2009 were largely offset by the effects of increased inventory write-offs and the liquidation of slow-moving and excess inventories. As a result of these factors, gross profit margin of 44.8% in 2009 declined 20 basis points (100 basis points equals 1.0 percent) from 45.0% in 2008.

Operating expenses in 2009 were $824.4 million as compared to $933.1 million in 2008. The $108.7 million reduction in year-over-year operating expenses primarily resulted from $66.0 million of benefits from ongoing RCI, restructuring and other cost reduction initiatives, including savings from cost containment actions in light of the weakened economy, $28.2 million of favorable currency translation, $20.1 million of lower performance-based incentive compensation expense, and $6.3 million of lower restructuring costs. These declines were partially offset by $11.5 million of higher bad debt expense, including increased credit exposure at North American automotive dealerships. In addition, operating expenses in 2009 included $12.0 million of increased pension expense primarily as a result of declines in pension asset values. As a percentage of net sales, operating expenses were 34.9% in 2009 as compared to 32.7% in 2008.

Operating earnings from financial services was $17.5 million on $58.3 million of revenue in 2009, as compared with operating earnings of $37.3 million on $81.4 million of revenue in 2008. On July 16, 2009, Snap-on terminated its financial services joint venture agreement with CIT and subsequently purchased CIT’s 50%-ownership interest in SOC. Since July 16, 2009, Snap-on is providing financing for the majority of new loans originated by SOC and SOC is recording the interest yield on the new on-book receivables over the life of the contracts as financial services revenue. Previously, SOC sold new contract originations to CIT and recorded gains on the sale of the contracts as financial services revenue. The change from recognizing gains on contract sales to CIT, to recognizing the interest yield on the on-book receivables, was a primary factor in the year-over-year declines in both revenues and operating earnings. See Notes 2 and 3 to the Consolidated Financial Statements for further information.

Consolidated operating earnings in 2009 of $250.7 million declined $138.1 million, or 35.5%, from $388.8 million in 2008. In addition to the impact of the lower sales, the year-over-year decrease in operating earnings was due to $27.2 million of unfavorable currency effects, $19.8 million of lower operating earnings from financial services and $7.3 million of higher restructuring costs.

Interest expense of $47.7 million in 2009 increased $13.9 million from the prior year primarily due to higher debt levels as a result of the issuance of $550 million of fixed rate, long-term notes in 2009. See Note 9 to the Consolidated Financial Statements for information on the company’s debt and credit facilities.

Other income (expense) – net was income of $2.3 million in 2009 as compared to income of $2.8 million in 2008. Other income (expense) – net primarily included interest income and hedging and currency exchange rate transaction gains and losses. See Note 17 to the Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 32.0% in 2009 and 33.6% in 2008. The lower effective tax rate in 2009 is primarily due to higher realization of tax credits and a reduction of tax contingency reserves, partially offset by an unfavorable mix of foreign earnings. See Note 8 to the Consolidated Financial Statements for information on income taxes.

On March 5, 2008, Snap-on acquired a 60% interest in Zhejiang Wanda Tools Co., Ltd. (“Wanda Snap-on”), a tool manufacturer in China, for a cash purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs. For segment reporting purposes, the results of operations and assets of Wanda Snap-on are included in the Commercial & Industrial Group. Pro forma financial information has not been presented as the effects of the acquisition were not material to Snap-on’s results of operations or financial position. See Note 2 to the Consolidated Financial Statements for additional information on the Wanda Snap-on acquisition.

Net earnings attributable to Snap-on in 2009 were $134.2 million, or $2.32 per diluted share, as compared to net earnings attributable to Snap-on of $236.7 million, or $4.07 per diluted share, in 2008.

2009 ANNUAL REPORT	29

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Exit and Disposal Activities

Snap-on recorded costs of $22.0 million for exit and disposal activities in 2009 as compared to $14.7 million of such costs in 2008. See Note 7 to the Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on has aggregated its 11 operating segments into four reportable business segments based on their similar economic, business and other characteristics. Snap-on’s reportable business segments include: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Diagnostics & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchise distribution channels. The Snap-on Tools Group consists of the business operations serving the worldwide franchise van channel. The Diagnostics & Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems, electronic parts catalogs, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services consists of the business operations of Snap-on’s wholly owned finance subsidiaries.

Snap-on evaluates the performance of its reportable segments based on segment revenues and operating earnings. For the Commercial & Industrial, Snap-on Tools and the Diagnostics & Information Groups, segment net sales include both external and intersegment net sales. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Corporate assets consist of cash and cash equivalents (excluding cash held at Financial Services), deferred income taxes, pension assets and certain other assets. All significant intersegment amounts are eliminated to arrive at Snap-on’s consolidated financial results.

Commercial & Industrial Group

(Amounts in millions)	2009		2008		Change
External net sales	$962.9	88.8%	$1,260.5	89.4%	$(297.6)	-23.6%
Intersegment net sales	120.9	11.2%	148.8	10.6%	(27.9)	-18.8%

Segment net sales	1,083.8	100.0%	1,409.3	100.0%	(325.5)	-23.1%
Cost of goods sold	(735.5)	-67.9%	(878.9)	-62.4%	143.4	16.3%

Gross profit	348.3	32.1%	530.4	37.6%	(182.1)	-34.3%
Operating expenses	(300.0)	-27.6%	(363.1)	-25.7%	63.1	17.4%

Segment operating earnings	$48.3	4.5%	$167.3	11.9%	$(119.0)	-71.1%

Segment net sales of $1,083.8 million in 2009 declined $325.5 million, or 23.1%, from 2008 levels. Excluding $63.9 million of unfavorable currency translation, organic sales declined 19.4% year over year primarily as a result of the economic downturn that particularly affected sales volumes in various European markets in 2009.

Segment gross profit of $348.3 million in 2009 was down $182.1 million, or 34.3%, from 2008 levels. The $182.1 million decline in year-over-year gross profit is primarily due to the lower sales and costs to carry manufacturing capacity, mainly in Europe, in light of lower demand and inventory reduction efforts. The decline in 2009 gross profit also included $21.2 million of unfavorable currency effects and $5.3 million of inflationary cost increases. These declines were partially offset by benefits of $29.3 million from ongoing RCI, restructuring and other cost reduction and cost containment initiatives, including $11.7 million of material cost reductions. Operating expenses of $300.0 million in 2009 were down $63.1 million from 2008 levels primarily due to $23.0 million of savings from ongoing RCI, restructuring and other cost reduction and cost containment initiatives, $18.0 million of favorable currency translation, and lower volume-related and other expenses. Restructuring costs in 2009 of $18.2 million increased $14.0 million from 2008 levels primarily due to increased actions to improve the segment’s cost structure in Europe. As a result of these factors, segment operating earnings in 2009 declined $119.0 million from 2008 levels and, as a percentage of segment net sales, declined from 11.9% in 2008 to 4.5% in 2009. The $119.0 million decrease in year-over-year operating earnings included $3.2 million of unfavorable currency effects.

30	SNAP-ON INCORPORATED

Snap-on Tools Group

(Amounts in millions)	2009		2008		Change
Segment net sales	$998.5	100.0%	$1,104.0	100.0%	$(105.5)	-9.6%
Cost of goods sold	(561.7)	-56.3%	(636.5)	-57.7%	74.8	11.8%

Gross profit	436.8	43.7%	467.5	42.3%	(30.7)	-6.6%
Operating expenses	(326.0)	-32.6%	(349.8)	-31.6%	23.8	6.8%

Segment operating earnings	$110.8	11.1%	$117.7	10.7%	$(6.9)	-5.9%

Segment net sales of $998.5 million in 2009 declined $105.5 million, or 9.6%, from 2008 levels primarily due to the continued challenging sales environment in 2009. Excluding $23.7 million of unfavorable currency translation, organic sales declined 7.6% year over year. U.S. sales in the Snap-on Tools Group declined 9.5% year over year, while organic sales in the company’s international franchise operations were down slightly. At year-end 2009, van count in the United States was up slightly compared to both October 3, 2009, and year-end 2008 levels.

Segment gross profit of $436.8 million in 2009 decreased $30.7 million, or 6.6%, from 2008 levels. As a percentage of sales, gross profit margin in 2009 improved to 43.7% as compared to 42.3% last year. In addition to the lower sales and costs to carry manufacturing capacity in light of lower demand and inventory reduction efforts, gross profit in 2009 was also affected by $26.0 million of unfavorable currency effects. These declines in gross profit were partially offset by $16.5 million of savings from material and other cost reduction initiatives, including savings from cost containment actions. Year-over-year LIFO-related inventory valuation benefits of $14.6 million ($9.9 million of LIFO-related benefits in 2009 and $4.7 million of LIFO-related expense in 2008) as a result of inventory reductions in 2009 were largely offset by the effects of increased inventory write-offs and the liquidation of slow-moving and excess inventories. Operating expenses of $326.0 million in 2009 declined $23.8 million from prior-year levels primarily due to $27.0 million of benefits from RCI and other cost reduction and cost containment initiatives, lower volume-related and other expenses, and $5.1 million of favorable currency translation. Restructuring costs in 2009 totaled $1.5 million as compared to $7.3 million last year. As a result of these factors, segment operating earnings in 2009 decreased $6.9 million from 2008 levels; however, as a percentage of segment net sales, operating earnings in 2009 improved from 10.7% in 2008 to 11.1% in 2009. The $6.9 million decrease in year-over-year operating earnings included $20.9 million of unfavorable currency effects.

Diagnostics & Information Group

(Amounts in millions)	2009		2008		Change
External net sales	$401.1	75.6%	$488.8	77.9%	$(87.7)	-17.9%
Intersegment net sales	129.5	24.4%	139.0	22.1%	(9.5)	-6.8%

Segment net sales	530.6	100.0%	627.8	100.0%	(97.2)	-15.5%
Cost of goods sold	(258.1)	-48.6%	(341.1)	-54.3%	83.0	24.3%

Gross profit	272.5	51.4%	286.7	45.7%	(14.2)	-5.0%
Operating expenses	(153.1)	-28.9%	(173.8)	-27.7%	20.7	11.9%

Segment operating earnings	$119.4	22.5%	$112.9	18.0%	$6.5	5.8%

Segment net sales of $530.6 million in 2009 declined $97.2 million, or 15.5%, from 2008 levels. Excluding $15.6 million of unfavorable currency translation, organic sales declined 13.3% year over year primarily due to lower essential tool and facilitation program sales to OEM dealerships.

Segment gross profit of $272.5 million in 2009 decreased $14.2 million, or 5.0%, from 2008 levels; however, as a percentage of segment net sales, gross profit margin in 2009 improved to 51.4% as compared to 45.7% last year. The $14.2 million decrease in year-over-year gross profit primarily reflects the impacts of lower sales, $6.8 million of unfavorable currency effects and $6.2 million of higher software development costs. These declines in gross profit were partially offset by contributions from a more favorable sales mix of higher-margin diagnostics and software products, and $8.8 million of savings from ongoing RCI and other cost reduction initiatives, including savings from cost containment actions. Operating expenses of $153.1 million were down $20.7 million from 2008 levels primarily due to $16.0 million of savings from RCI and other cost containment actions, lower volume-related and other expenses, and $5.1 million of favorable currency translation. These declines in operating expenses were partially offset by $3.3 million of higher bad debt expense in 2009 primarily related to increased credit exposure at North American automotive dealerships. The year-over-year operating expense comparison was also impacted by the adjustment of a pre-acquisition contingency acquired with Snap-on Business Solutions that reduced 2008 operating expenses by $5.4 million. As a result of these factors, segment operating earnings of $119.4 million in 2009 increased $6.5 million from 2008 levels and, as a percentage of segment net sales, improved from 18.0% in 2008 to 22.5% in 2009. The $6.5 million increase in year-over-year operating earnings included $1.7 million of unfavorable currency effects.

2009 ANNUAL REPORT	31

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Services

(Amounts in millions)	2009		2008		Change
Financial services revenue	$58.3	100.0%	$81.4	100.0%	$(23.1)	-28.4%
Financial services expenses	(40.8)	-70.0%	(44.1)	-54.2%	3.3	7.5%

Segment operating earnings	$17.5	30.0%	$37.3	45.8%	$(19.8)	-53.1%

Segment operating earnings were $17.5 million on $58.3 million of revenue in 2009, as compared with $37.3 million of operating earnings on $81.4 million of revenue in 2008. On July 16, 2009, Snap-on terminated its financial services joint venture agreement with CIT and subsequently purchased CIT’s 50%-ownership interest in SOC. Since July 16, 2009, Snap-on is providing financing for the majority of new loans originated by SOC and SOC is recording the interest yield on the new on-book receivables over the life of the contracts as financial services revenue. Previously, SOC sold new contract originations to CIT and recorded gains on the sale of the contracts as financial services revenue. The change from recognizing gains on contract sales to CIT, to recognizing the interest yield on the on-book receivables, was a primary factor in the year-over-year declines in both revenues and operating earnings. Originations of $498.1 million in 2009 decreased $12.6 million, or 2.5%, from 2008 levels. The $19.8 million decrease in year-over-year financial services operating earnings included $1.4 million of unfavorable currency effects. See Notes 2 and 3 to the Consolidated Financial Statements for further information.

Corporate

Snap-on’s general corporate expenses totaled $45.3 million in 2009 as compared to $46.4 million in 2008. The $1.1 million decline in year-over-year corporate expenses is primarily due to lower performance-based incentive compensation and other expenses, partially offset by $12.0 million of higher pension expense primarily due to declines in pension asset values.

Supplemental Data

The supplemental data is presented for informational purposes to provide readers with insight into the information used by management for assessing operating performance of the company’s non-financial services (“Operations”) and “Financial Services” businesses.

The supplemental Operations data reflects the results of operations and financial position of Snap-on’s tools, diagnostics, equipment, software and other non-financial services operations with Financial Services on the equity method. The supplemental Financial Services data reflects the results of operations and financial position of Snap-on’s U.S. and international financial services operations. The financing needs of Financial Services are met through intersegment borrowings from Snap-on Incorporated and Financial Services is charged intersegment interest expense on those intersegment borrowings at market rates. Long-term debt for Operations includes the company’s third party external borrowings, net of intersegment borrowings to Financial Services. Cash and cash equivalents for Financial Services primarily represents cash allocated from Operations based on outstanding intersegment borrowings made by Financial Services to Operations. Income taxes are charged (credited) to Financial Services on the basis of the specific tax attributes generated by the U.S. and international financial services businesses. Transactions between the Operations and Financial Services businesses were eliminated to arrive at the consolidated financial statements.

32	SNAP-ON INCORPORATED

Supplemental Consolidating Data – The supplemental Statements of Earnings information for 2009 and 2008 are as follows:

	Operations*		Financial Services
(Amounts in millions)	2009	2008	2009	2008
Net sales	$2,362.5	$2,853.3	$–	$–
Cost of goods sold	(1,304.9)	(1,568.7)	–	–

Gross profit	1,057.6	1,284.6	–	–
Operating expenses	(824.4)	(933.1)	–	–

Operating earnings before financial services	233.2	351.5	–	–
Financial services revenue	–	–	58.3	81.4
Financial services expenses	–	–	(40.8)	(44.1)

Operating earnings from financial services	–	–	17.5	37.3

Operating earnings	233.2	351.5	17.5	37.3
Interest expense	(47.7)	(33.8)	–	–
Intersegment interest income (expense) – net	3.0	(2.3)	(3.0)	2.3
Other income (expense) – net	3.0	2.5	(0.7)	0.3

Earnings before income taxes and equity earnings	191.5	317.9	13.8	39.9
Income tax expense	(60.1)	(104.6)	(2.6)	(13.2)

Earnings before equity earnings	131.4	213.3	11.2	26.7
Financial services – net earnings attributable to Snap-on Incorporated	6.9	24.5	–	–
Equity earnings, net of tax	1.1	3.6	–	–

Net earnings	139.4	241.4	11.2	26.7
Net earnings attributable to noncontrolling interests	(5.2)	(4.7)	(4.3)	(2.2)

Net earnings attributable to Snap-on Incorporated	$134.2	$236.7	$6.9	$24.5

*	Snap-on Incorporated with Financial Services on the equity method.

2009 ANNUAL REPORT	33

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Supplemental Consolidating Data – The 2009 supplemental year-end Balance Sheet information is as follows:

	2009
(Amounts in millions)	Operations*	Financial Services
ASSETS
Current assets
Cash and cash equivalents	$577.1	$122.3
Intersegment receivables	4.8	0.1
Trade and other accounts receivable – net	411.5	2.9
Contract receivables – net	7.4	25.5
Finance receivables – net	–	122.3
Inventories – net	274.7	–
Deferred income tax assets	69.3	0.2
Prepaid expenses and other assets	60.1	2.8

Total current assets	1,404.9	276.1

Property and equipment – net	346.4	1.4
Investment in Financial Services	205.6	–
Deferred income tax assets	73.6	14.6
Long-term contract receivables – net	10.9	59.8
Long-term finance receivables – net	–	177.9
Goodwill	814.3	–
Other intangibles – net	206.2	–
Other assets	65.2	1.0

Total assets	$3,127.1	$530.8

34	SNAP-ON INCORPORATED

Supplemental Consolidating Data – Balance Sheet Information (continued):

	2009
(Amounts in millions)	Operations*	Financial Services
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$164.7	$–
Accounts payable	119.3	0.5
Intersegment payables	4.2	0.7
Accrued benefits	48.4	0.3
Accrued compensation	61.6	3.2
Franchisee deposits	40.5	–
Other accrued liabilities	215.7	85.7

Total current liabilities	654.4	90.4

Long-term debt and intersegment long-term debt	674.8	227.3
Deferred income tax liabilities	97.8	–
Retiree health care benefits	60.7	–
Pension liabilities	255.9	–
Other long-term liabilities	77.9	7.5

Total liabilities	1,821.5	325.2

Total shareholders’ equity attributable to Snap-on Incorporated	1,290.0	205.6
Noncontrolling interests	15.6	–

Total shareholders’ equity	1,305.6	205.6

Total liabilities and shareholders’ equity	$3,127.1	$530.8

*	Snap-on Incorporated with Financial Services on the equity method.

2009 ANNUAL REPORT	35

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fourth Quarter

Results of operations for the fourth quarters of 2009 and 2008 are as follows:

	Fourth Quarter
(Amounts in millions)	2009		2008		Change
Net sales	$618.1	100.0%	$667.8	100.0%	$(49.7)	-7.4%
Cost of goods sold	(333.7)	-54.0%	(367.8)	-55.1%	34.1	9.3%

Gross profit	284.4	46.0%	300.0	44.9%	(15.6)	-5.2%
Operating expenses	(213.2)	-34.5%	(211.4)	-31.7%	(1.8)	-0.9%

Operating earnings before financial services	71.2	11.5%	88.6	13.2%	(17.4)	-19.6%
Financial services revenue	6.7	100.0%	19.7	100.0%	(13.0)	-66.0%
Financial services expenses	(10.5)	-156.7%	(10.8)	-54.8%	0.3	2.8%

Operating earnings (loss) from financial services	(3.8)	-56.7%	8.9	45.2%	(12.7)	NM

Operating earnings	67.4	10.8%	97.5	14.2%	(30.1)	-30.9%
Interest expense	(14.7)	-2.4%	(8.7)	-1.3%	(6.0)	-69.0%
Other income (expense) – net	1.3	0.2%	(0.5)	-0.1%	1.8	NM

Earnings before income taxes and equity earnings	54.0	8.6%	88.3	12.8%	(34.3)	-38.8%
Income tax expense	(16.5)	-2.6%	(28.2)	-4.1%	11.7	41.5%

Earnings before equity earnings	37.5	6.0%	60.1	8.7%	(22.6)	-37.6%
Equity earnings, net of tax	0.6	0.1%	0.4	0.1%	0.2	50.0%

Net earnings	38.1	6.1%	60.5	8.8%	(22.4)	-37.0%
Net earnings attributable to noncontrolling interests	(1.5)	-0.2%	(1.9)	-0.3%	0.4	21.1%

Net earnings attributable to Snap-on Inc.	$36.6	5.9%	$58.6	8.5%	$(22.0)	-37.5%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Snap-on’s 2009 fiscal year contained 52 weeks of operating results; Snap-on’s 2008 fiscal year contained 53 weeks of operating results, with the extra week occurring in the fourth quarter. The impact of the additional week in 2008 was not material to Snap-on’s fourth quarter 2008 net sales or operating earnings.

Net sales in the fourth quarter of 2009 of $618.1 million were down $49.7 million, or 7.4%, from 2008 levels. Excluding $27.2 million of favorable currency translation, organic sales in the fourth quarter of 2009 declined 11.1% from 2008 levels, primarily due to the challenging global economic environment that persisted throughout 2009.

Sales in the Commercial & Industrial Group of $302.2 million were down $24.6 million, or 7.5%, from 2008 levels. Excluding $17.3 million of favorable currency translation, organic sales in the Commercial & Industrial Group declined 12.2% primarily due to the continued economic downturn, particularly as it has affected Europe. Sales in the Snap-on Tools Group of $251.2 million declined $1.2 million, or 0.5%, from 2008 levels. Excluding $8.5 million of favorable currency translation, organic sales in the Snap-on Tools Group declined 3.7%. In the Diagnostics & Information Group, sales of $129.1 million were down $23.8 million, or 15.6%, from 2008 levels. Excluding $1.9 million of favorable currency translation, organic sales in the Diagnostics & Information Group declined 16.6%.

36	SNAP-ON INCORPORATED

Gross profit in the fourth quarter of 2009 was $284.4 million as compared to $300.0 million in 2008; as a percentage of sales, gross margin improved 110 basis points from 44.9% last year to 46.0% this year. The $15.6 million decline in year-over-year gross profit is primarily due to the lower sales, costs to carry manufacturing capacity, mainly in the Commercial & Industrial Group, and $4.7 million of higher restructuring costs, primarily to improve the company’s cost structure in Europe. These declines were partially offset by $17.5 million of savings from ongoing RCI and other cost reduction initiatives, including benefits from restructuring, material cost reductions and savings from cost containment actions in light of the weakened economy, and $7.0 million of favorable currency effects. Year-over-year LIFO-related inventory valuation benefits as a result of inventory reductions in 2009 were more than offset by the effects of increased inventory write-offs and the liquidation of slow-moving and excess inventories.

Operating expenses in the fourth quarter of 2009 were $213.2 million as compared to $211.4 million in 2008. The $1.8 million increase in year-over-year operating expenses is primarily due to $7.4 million of unfavorable currency translation, $6.1 million of higher stock-based (mark to market) compensation expense, $4.5 million of increased bad debt expense, and $3.0 million of higher pension expense primarily as a result of declines in pension asset values. These increases were partially offset by $19.2 million of benefits from ongoing RCI, restructuring and other cost reduction initiatives, including savings from cost containment actions in light of the weakened economy, $4.7 million of lower restructuring costs, and lower volume-related expenses. The year-over-year operating expense comparison was also impacted by the adjustment of a pre-acquisition contingency acquired with Snap-on Business Solutions that reduced fourth-quarter 2008 operating expenses by $5.4 million. As a percentage of net sales, operating expenses were 34.5% in the fourth quarter of 2009 as compared to 31.7% in the fourth quarter of 2008.

Operating loss from financial services was $3.8 million on $6.7 million of revenue in the fourth quarter of 2009, as compared with $8.9 million of operating earnings on $19.7 million of revenue in 2008. Since the July 16, 2009 termination of the financial services joint venture agreement with CIT, Snap-on is providing financing for the majority of new loans originated by SOC and SOC is recording the interest yield on the new on-book receivables over the life of the contracts as financial services revenue. Previously, SOC sold new contract originations to CIT and recorded gains on the sale of the contracts as financial services revenue. The change from recognizing gains on contract sales to CIT, to recognizing the interest yield on the on-book receivables, was a primary factor in the year-over-year declines in both revenues and operating earnings. Originations of $132.0 million in the fourth quarter of 2009 increased 7.4% from comparable prior-year levels. See Notes 2 and 3 to the Consolidated Financial Statements for further information.

Consolidated operating earnings in the fourth quarter of 2009 of $67.4 million declined $30.1 million, or 30.9%, from the $97.5 million achieved in the fourth quarter of 2008.

Interest expense of $14.7 million in the fourth quarter of 2009 increased $6.0 million from the prior year primarily due to higher debt levels as a result of the issuance of $550 million of fixed rate, long-term notes in 2009. See Note 9 to the Consolidated Financial Statements for information on the company’s debt and credit facilities.

Other income (expense) – net was income of $1.3 million in the fourth quarter of 2009 as compared to expense of $0.5 million in 2008. Other income (expense) – net primarily includes interest income and hedging and currency exchange rate transaction gains and losses. See Note 17 to the Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 31.4% in the fourth quarter of 2009 and 32.6% in the fourth quarter of 2008. See Note 8 to the Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on in the fourth quarter of 2009 were $36.6 million, or $0.63 per diluted share. Net earnings attributable to Snap-on in the fourth quarter of 2008 were $58.6 million, or $1.01 per diluted share.

2009 ANNUAL REPORT	37

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Commercial & Industrial Group

	Fourth Quarter
(Amounts in millions)	2009		2008		Change
External net sales	$268.4	88.8%	$295.1	90.3%	$(26.7)	-9.0%
Intersegment net sales	33.8	11.2%	31.7	9.7%	2.1	6.6%

Segment net sales	302.2	100.0%	326.8	100.0%	(24.6)	-7.5%
Cost of goods sold	(200.6)	-66.4%	(203.2)	-62.2%	2.6	1.3%

Gross profit	101.6	33.6%	123.6	37.8%	(22.0)	-17.8%
Operating expenses	(79.9)	-26.4%	(84.5)	-25.8%	4.6	5.4%

Segment operating earnings	$21.7	7.2%	$39.1	12.0%	$(17.4)	-44.5%

Segment net sales of $302.2 million in the fourth quarter of 2009 declined $24.6 million, or 7.5%, from 2008 levels. Excluding $17.3 million of favorable currency translation, organic sales declined $41.9 million, or 12.2%, primarily as a result of the continued economic downturn that has particularly impacted sales volumes in various European markets. The year-over-year sales decline was partially offset by continued higher sales in emerging growth markets and increased sales of equipment in North America.

Segment gross profit of $101.6 million in the fourth quarter of 2009 was down $22.0 million, or 17.8%, from 2008 levels. As a percentage of segment net sales, gross profit margin of 33.6% declined 420 basis points from 37.8% last year. The $22.0 million decline in year-over-year gross profit is primarily due to the lower sales and costs to carry manufacturing capacity, primarily in Europe, in light of lower demand and inventory reduction efforts. Gross profit was also negatively impacted by $5.8 million of higher restructuring costs, primarily to improve the segment’s cost structure in Europe. These decreases in gross profit were partially offset by $9.9 million of savings from ongoing RCI, restructuring and other cost reduction and cost containment initiatives, including $2.3 million of material cost reductions, and $5.1 million of favorable currency effects. Operating expenses of $79.9 million in the quarter were down $4.6 million from 2008 levels primarily due to $6.5 million of savings from restructuring and other cost reduction and cost containment initiatives, lower volume-related expenses, and $1.6 million of lower restructuring costs. These decreases in operating expenses were partially offset by $4.2 million of unfavorable currency translation and $2.6 million of other expense increases, including higher spending to support expansion in emerging growth markets. As a result of these factors, segment operating earnings of $21.7 million in the fourth quarter of 2009 declined $17.4 million from 2008 levels, with the majority of the decline attributable to the segment’s European-based tools business. As a percentage of segment net sales, operating earnings for the Commercial & Industrial Group declined from 12.0% in 2008 to 7.2% in 2009.

Snap-on Tools Group

	Fourth Quarter
(Amounts in millions)	2009		2008		Change
Segment net sales	$251.2	100.0%	$252.4	100.0%	$(1.2)	-0.5%
Cost of goods sold	(137.1)	-54.6%	(147.3)	-58.4%	10.2	6.9%

Gross profit	114.1	45.4%	105.1	41.6%	9.0	8.6%
Operating expenses	(80.9)	-32.2%	(85.3)	-33.8%	4.4	5.2%

Segment operating earnings	$33.2	13.2%	$19.8	7.8%	$13.4	67.7%

Segment net sales of $251.2 million in the fourth quarter of 2009 declined $1.2 million, or 0.5%, from 2008 levels. Excluding $8.5 million of favorable currency translation, organic sales declined 3.7% year over year. Sales in the company’s U.S. franchise operations declined 3.8% year over year despite a slight increase in the number of vans in the quarter; organic sales in the company’s international franchise operations were down slightly. As of 2009 year end, van levels in the United States were up slightly compared with both third-quarter 2009 and year-end 2008 levels.

38	SNAP-ON INCORPORATED

Segment gross profit of $114.1 million in the fourth quarter of 2009 increased $9.0 million, or 8.6%, from 2008 levels. As a percentage of sales, gross profit margin improved 380 basis points from 41.6% in 2008 to 45.4% in 2009. The $9.0 million increase in year-over-year gross profit includes $5.5 million of savings from material cost reductions, $4.2 million of favorable manufacturing utilization as a result of increasing U.S. production levels, $1.3 million of favorable currency effects and $1.1 million of lower restructuring costs. These increases in gross profit were partially offset by the lower level of organic sales in 2009. Year-over-year LIFO-related inventory valuation benefits of $7.0 million ($6.7 million of LIFO-related benefits in 2009 and $0.3 million of LIFO-related expense in 2008) as a result of inventory reductions in 2009 were offset by the effects of increased inventory write-offs and the liquidation of slow-moving and excess inventories. Operating expenses of $80.9 million in the fourth quarter of 2009 declined $4.4 million from 2008 levels primarily due to $8.5 million of savings from RCI, restructuring and other cost reduction and cost containment initiatives, and $2.9 million of lower restructuring costs. These decreases in operating expenses were partially offset by $2.5 million of unfavorable currency translation. As a result of these factors, segment operating earnings in the fourth quarter of 2009 increased $13.4 million from 2008 levels and, as a percentage of segment net sales, improved from 7.8% in 2008 to 13.2% in 2009. The $13.4 million increase in year-over-year operating earnings included $1.2 million of unfavorable currency effects.

Diagnostics & Information Group

	Fourth Quarter
(Amounts in millions)	2009		2008		Change
External net sales	$98.5	76.3%	$120.3	78.7%	$(21.8)	-18.1%
Intersegment net sales	30.6	23.7%	32.6	21.3%	(2.0)	-6.1%

Segment net sales	129.1	100.0%	152.9	100.0%	(23.8)	-15.6%
Cost of goods sold	(60.4)	-46.8%	(81.5)	-53.3%	21.1	25.9%

Gross profit	68.7	53.2%	71.4	46.7%	(2.7)	-3.8%
Operating expenses	(38.7)	-30.0%	(37.1)	-24.3%	(1.6)	-4.3%

Segment operating earnings	$30.0	23.2%	$34.3	22.4%	$(4.3)	-12.5%

Segment net sales of $129.1 million in the fourth quarter of 2009 declined $23.8 million, or 15.6%, from 2008 levels. Excluding $1.9 million of favorable currency translation, organic sales declined 16.6% year over year primarily due to lower facilitation program, essential tools and electronic parts catalog sales to OEM dealerships.

Segment gross profit of $68.7 million in the fourth quarter of 2009 decreased $2.7 million, or 3.8%, from 2008 levels primarily due to the lower sales and $2.0 million of higher software development costs. As a percentage of segment net sales, gross profit margin of 53.2% in the quarter improved 650 basis points from 46.7% last year primarily due to a more favorable sales mix of higher-margin diagnostics and software products, and $2.1 million of savings from ongoing RCI and other cost reduction and cost containment initiatives. Operating expenses of $38.7 million in the fourth quarter of 2009 increased $1.6 million from prior-year levels. In addition to $2.5 million of higher bad debt expense primarily related to increased credit exposure at North American automotive dealerships, the year-over-year operating expense comparison was also impacted by the adjustment of a pre-acquisition contingency acquired with Snap-on Business Solutions that reduced fourth-quarter 2008 operating expenses by $5.4 million. These increases in year-over-year operating expenses were partially offset by $4.2 million of savings from RCI, restructuring and other cost reduction and cost containment initiatives, and by lower volume-related expenses. As a result of these factors, segment operating earnings of $30.0 million in the fourth quarter of 2009 decreased $4.3 million from $34.3 million in 2008, but improved as a percentage of segment net sales from 22.4% in 2008 to 23.2% in 2009. The $4.3 million decrease in year-over-year operating earnings included $0.1 million of unfavorable currency effects.

Financial Services

	Fourth Quarter
(Amounts in millions)	2009		2008		Change
Financial services revenue	$6.7	100.0%	$19.7	100.0%	$(13.0)	-66.0%
Financial services expenses	(10.5)	-156.7%	(10.8)	-54.8%	0.3	2.8%

Segment operating earnings (loss)	$(3.8)	-56.7%	$8.9	45.2%	$(12.7)	NM

NM:	Not meaningful

2009 ANNUAL REPORT	39

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Segment operating loss was $3.8 million on $6.7 million of revenue in the fourth quarter of 2009, as compared with $8.9 million of operating earnings on $19.7 million of revenue in the fourth quarter of 2008. Since the July 16, 2009 termination of the financial services joint venture agreement with CIT, Snap-on is providing financing for the majority of new loans originated by SOC and SOC is recording the interest yield on the new on-book receivables over the life of the contracts as financial services revenue. Previously, SOC sold new contract originations to CIT and recorded gains on the sale of the contracts as financial services revenue. The change from recognizing gains on contract sales to CIT, to recognizing the interest yield on the on-book receivables, was a primary factor in the year-over-year declines in both revenues and operating earnings. Originations of $132.0 million in the fourth quarter of 2009 increased $9.1 million, or 7.4%, from comparable prior-year levels. The $12.7 million decrease in year-over-year financial services operating earnings included $0.3 million of favorable currency effects. See Notes 2 and 3 to the Consolidated Financial Statements for further information.

Corporate

Snap-on’s general corporate expenses of $13.7 million in the fourth quarter of 2009 increased $9.1 million from $4.6 million in the fourth quarter of 2008 primarily due to $6.1 million of higher stock-based (mark to market) incentive and other compensation expense ($3.5 million of expense in 2009 and $2.6 million of benefit in 2008) and $3.0 million of higher pension expense, primarily as a result of declines in pension asset values.

2008 vs. 2007

Results of operations for 2008 and 2007 are as follows:

(Amounts in millions)	2008		2007		Change
Net sales	$2,853.3	100.0%	$2,841.2	100.0%	$12.1	0.4%
Cost of goods sold	(1,568.7)	-55.0%	(1,574.6)	-55.4%	5.9	0.4%

Gross profit	1,284.6	45.0%	1,266.6	44.6%	18.0	1.4%
Operating expenses	(933.1)	-32.7%	(964.2)	-33.9%	31.1	3.2%

Operating earnings before financial services	351.5	12.3%	302.4	10.7%	49.1	16.2%

Financial services revenue	81.4	100.0%	63.0	100.0%	18.4	29.2%
Financial services expenses	(44.1)	-54.2%	(40.6)	-64.4%	(3.5)	-8.6%

Operating earnings from financial services	37.3	45.8%	22.4	35.6%	14.9	66.5%

Operating earnings	388.8	13.2%	324.8	11.2%	64.0	19.7%
Interest expense	(33.8)	-1.1%	(46.1)	-1.6%	12.3	26.7%
Other income (expense) – net	2.8	0.1%	5.5	0.2%	(2.7)	-49.1%

Earnings before income taxes and equity earnings	357.8	12.2%	284.2	9.8%	73.6	25.9%
Income tax expense	(117.8)	-4.0%	(92.5)	-3.2%	(25.3)	-27.4%

Earnings before equity earnings	240.0	8.2%	191.7	6.6%	48.3	25.2%
Equity earnings, net of tax	3.6	0.1%	2.4	0.1%	1.2	50.0%

Net earnings from continuing operations	243.6	8.3%	194.1	6.7%	49.5	25.5%
Discontinued operations, net of tax	–	–	(8.0)	-0.3%	8.0	100.0%

Net earnings	243.6	8.3%	186.1	6.4%	57.5	30.9%
Net earnings attributable to non-controlling interests	(6.9)	-0.2%	(4.9)	-0.2%	(2.0)	-40.8%

Net earnings attributable to Snap-on Inc.	$236.7	8.1%	$181.2	6.2%	$55.5	30.6%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

40	SNAP-ON INCORPORATED

Snap-on’s 2008 fiscal year contained 53 weeks of operating results; Snap-on’s 2007 fiscal year contained 52 weeks of operating results. The impact of the additional week, which occurred in the fourth quarter, was not material to Snap-on’s fourth quarter 2008 net sales or operating earnings.

Net sales in 2008 of $2,853.3 million increased $12.1 million, or 0.4%, from 2007 levels. Excluding $35.5 million of currency translation, net sales in 2008 declined $23.4 million, or 0.8%, from 2007 levels. The year-over-year sales comparison was significantly impacted by weakened consumer and business demand in 2008, particularly in the fourth quarter, as customers curtailed spending – primarily for purchases of higher-priced products – in response to the worsening global recession.

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

Gross profit in 2008 was $1,284.6 million as compared to $1,266.6 million in 2007. The $18.0 million gross profit improvement was primarily driven by $23.4 million of savings from ongoing RCI initiatives, $16.6 million of lower restructuring costs and $9.8 million of currency translation, partially offset by $24.6 million of higher production, material and freight costs. Contributions from higher sales and pricing were more than offset by the mix impact of lower sales of higher-margin products. In addition, gross profit in 2008 included $4.7 million of LIFO-related inventory valuation expense; gross profit in 2007 included LIFO-related inventory valuation benefits of $0.3 million. As a result of these factors, gross profit margin was 45.0% in 2008, up 40 basis points from 44.6% in 2007.

Operating expenses in 2008 were $933.1 million as compared to $964.2 million in 2007. The $31.1 million, or 3.2%, improvement in operating expenses includes $28.8 million of contributions from RCI initiatives, $10.9 million of lower franchisee termination costs, $5.0 million of lower performance-based incentive compensation and $4.3 million of lower stock-based incentive compensation. Operating expenses in 2008 also benefited from a $5.4 million adjustment of a pre-acquisition contingency acquired with the Snap-on Business Solutions acquisition in 2006. These declines in operating expenses were partially offset by $10.3 million of currency translation, $5.0 million of higher restructuring costs and $2.4 million of increased spending to further expand the company’s presence in emerging growth markets and lower-cost regions. The year-over-year operating expense comparison is also impacted by the inclusion, in 2007, of $6.4 million of gains from the sale of facilities. As a percentage of net sales, operating expenses in 2008 improved 120 basis points to 32.7%, as compared to 33.9% in 2007.

Operating earnings from financial services was $37.3 million on revenue of $81.4 million in 2008, as compared with $22.4 million of operating earnings on revenue of $63.0 million in 2007. The $14.9 million increase in year-over-year operating earnings primarily reflects the impact of lower market discount rates in 2008.

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

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 33.6% in 2008 and 33.1% in 2007. See Note 8 to the Consolidated Financial Statements for information on income taxes.

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

2009 ANNUAL REPORT	41

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

Net earnings attributable to Snap-on in 2008 were $236.7 million, or $4.07 per diluted share. Net earnings attributable to Snap-on in 2007 of $181.2 million, or $3.09 per diluted share, included an after-tax loss of $8.0 million, or $0.14 per diluted share, for discontinued operations related to the sale of SES.

Exit and Disposal Activities

Snap-on recorded costs of $14.7 million for exit and disposal activities in 2008 as compared to $26.3 million of such costs in 2007. See Note 7 to the Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

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

Snap-on Tools Group

(Amounts in millions)	2008		2007		Change
Segment net sales	$1,104.0	100.0%	$1,107.7	100.0%	$(3.7)	-0.3%
Cost of goods sold	(636.5)	-57.7%	(618.2)	-55.8%	(18.3)	-3.0%

Gross profit	467.5	42.3%	489.5	44.2%	(22.0)	-4.5%
Operating expenses	(349.8)	-31.6%	(364.4)	-32.9%	14.6	4.0%

Segment operating earnings	$117.7	10.7%	$125.1	11.3%	$(7.4)	-5.9%

42	SNAP-ON INCORPORATED

Segment net sales of $1,104.0 million in 2008 decreased $3.7 million, or 0.3%, from 2007 levels. Excluding $1.2 million of favorable currency translation, 2008 sales declined $4.9 million, or 0.4%, from 2007 levels, as continued higher sales in the company’s international franchise operations were more than offset by lower U.S. franchise sales. Sales to U.S. franchisees declined 3.2% year over year primarily due to a more challenging economic environment for sales of higher-priced products and hand tools, partially offset by increased sales of power tools and diagnostics products. At year-end 2008, van count in the United States was up slightly compared to both September 27, 2008, and December 29, 2007, levels. Sales in the company’s international franchise operations increased 6.6% year over year primarily due to strong growth in the United Kingdom, Japan and Australia.

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

Segment net sales of $627.8 million in 2008 declined $22.8 million, or 3.5%, from 2007 levels, including $1.6 million from currency translation. Higher sales of diagnostics and Mitchell1 information products were more than offset by approximately $40 million of lower OEM program sales and by lower sales at Snap-on Business Solutions, including expected lower sales from the planned exit of certain non-core product lines. The year-over-year decline in OEM program sales is primarily a consequence of the 2007 rollout of a major essential tool program in North America that was not repeated and the impact of the wind down of a facilitation program in Europe.

Segment gross profit of $286.7 million in 2008 decreased $6.9 million, or 2.4%, from 2007 levels as the impacts of lower sales, $3.0 million of higher software development and other costs, $0.9 million of increased restructuring costs, and $0.8 million of currency translation were partially offset by gross profit contributions from a more favorable product mix and $2.0 million of benefits from RCI initiatives. Operating expenses of $173.8 million in 2008 declined $20.3 million from 2007 levels as $13.3 million of savings from RCI initiatives, lower volume-related expenses, and $0.4 million of currency translation were partially offset by $0.9 million of higher restructuring costs. In addition, operating expenses in 2008 benefited from a $5.4 million adjustment of a pre-acquisition contingency acquired with the Snap-on Business Solutions acquisition in 2006. As a result of these factors, segment operating earnings of $112.9 million in 2008 increased $13.4 million, or 13.5%, from $99.5 million in 2007 and, as a percentage of net sales, improved from 15.3% in 2007 to 18.0% in 2008. The $13.4 million increase in year-over-year operating earnings was reduced by $0.4 million of unfavorable currency translation

Financial Services

(Amounts in millions)	2008		2007		Change
Financial services revenue	$81.4	100.0%	$63.0	100.0%	$18.4	29.2%
Financial services expenses	(44.1)	-54.2%	(40.6)	-64.4%	(3.5)	-8.6%

Segment operating earnings	$37.3	45.8%	$22.4	35.6%	$14.9	66.5%

2009 ANNUAL REPORT	43

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Segment operating earnings in 2008 were $37.3 million on $81.4 million of revenue as compared with $22.4 million of operating earnings on $63.0 million of revenue in 2007. The $14.9 million increase in year-over-year operating earnings primarily reflects the impact of lower market discount rates in 2008. Originations of $510.8 million in 2008 increased 1.0% from originations of $505.6 million in 2007.

Corporate

Snap-on’s general corporate expenses totaled $46.4 million in 2008, as compared to $53.7 million incurred in 2007. The $7.3 million decline in year-over-year corporate expenses primarily reflects lower performance-based and stock-based incentive compensation in 2008.

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for working capital, loans originated by SOC, scheduled debt repayments, capital expenditures, restructuring activities, acquisitions, common stock repurchases and dividend payments. Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost. As of the close of business on February 17, 2010, Snap-on’s long-term debt and commercial paper was rated Baa1 and P-2 by Moody’s Investors Service and A- and A-2 by Standard & Poor’s. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions. In light of the current state of the credit and financial markets and the company’s borrowing levels, however, the company cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.

The following discussion focuses on information included in the accompanying Consolidated Balance Sheets.

At 2009 year end, working capital (current assets less current liabilities) of $936.2 million increased $343.0 million from $593.2 million at 2008 year end, including $583.6 million of higher levels of cash and cash equivalents.

The following represents the company’s working capital position at 2009 and 2008 year end:

(Amounts in millions)	2009	2008
Cash and cash equivalents	$699.4	$115.8
Trade and other accounts receivable – net	414.4	462.2
Contract receivables – net	32.9	22.8
Finance receivables – net	122.3	37.1
Inventories – net	274.7	359.2
Other current assets	132.4	143.6

Total current assets	1,676.1	1,140.7

Notes payable and current maturities of long-term debt	(164.7)	(12.0)
Accounts payable	(119.8)	(126.0)
Other current liabilities	(455.4)	(409.5)

Total current liabilities	(739.9)	(547.5)

Total working capital	$936.2	$593.2

Cash and cash equivalents at 2009 year end totaled $699.4 million as compared to $115.8 million at the end of 2008. The $583.6 million increase in cash and cash equivalents is primarily due to the company’s issuance of $550 million of fixed rate, long-term notes and increased cash flows from operating activities. Snap-on is using the $545.9 million of proceeds from the sale of these notes, net of $4.1 million of transaction costs, for general corporate purposes, including the funding of receivables contracts originated by SOC and the January 2010 repayment of floating rate debt upon its maturity.

44	SNAP-ON INCORPORATED

Trade and other accounts receivable – net at 2009 year end of $414.4 million declined $47.8 million from 2008 year-end levels. Excluding $10.7 million of currency translation impacts, trade and other accounts receivable – net declined $58.5 million from 2008 levels primarily due to lower sales. Days sales outstanding (year-end trade and other accounts receivable – net divided by full-year sales, times 360 days) at 2009 year end was 63 days as compared to 58 days at 2008 year end; using 2009 exchange rates, the 2008 days sales outstanding would have been 62 days.

The current portions of net contract and finance receivables at 2009 year end totaled $155.2 million as compared to $59.9 million last year. The long-term portions of net contract and finance receivables at 2009 year end totaled $248.6 million as compared to $67.3 million last year. The combined $276.6 million increase in net current and long-term contract and finance receivables over year-end 2008 levels is primarily due to the growth of the company’s on-balance-sheet finance portfolio following the July 16, 2009 termination of the financial services joint venture agreement with CIT. Since July 16, 2009, Snap-on is providing financing for the majority of new contract and finance receivables originated by SOC and the related receivables are included on the company’s balance sheet; previously, SOC sold most of its loan originations to CIT.

Inventories of $274.7 million at 2009 year end declined $84.5 million from 2008 levels primarily due to reduced production levels as a result of lower customer demand and the company’s efforts to reduce global inventory levels. Excluding currency translation impacts, inventories declined $98.4 million from 2008 year-end levels. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 4.1 turns and 4.6 turns at year-end 2009 and 2008, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method as of 2009 and 2008 year end approximated 66% and 64% of total inventories, respectively. All other inventories are accounted for using the LIFO method. The company’s LIFO reserve was $68.4 million at 2009 year end and $83.3 million at 2008 year end.

Notes payable and current maturities of long-term debt of $164.7 million at 2009 year end included $150 million of floating rate debt that matured on January 12, 2010, and $14.7 million of other notes. At 2008 year end, the $150 million note was included in “Long-term debt” on the accompanying Consolidated Balance Sheets as its scheduled maturity was in excess of one year of the 2008 year-end balance sheet date. The $150 million note was repaid on January 12, 2010, with available cash.

Accounts payable at 2009 year end of $119.8 million declined $6.2 million from 2008 levels; excluding currency translation impacts, accounts payable declined $9.3 million from 2008 levels.

Other accrued liabilities of $301.4 million at 2009 year end included $81.5 million withheld from payments made to CIT relating to ongoing business activities. On January 8, 2010, Snap-on filed a notice of arbitration concerning a dispute with CIT relating to various underpayments made during the course of their financial services joint venture, in which Snap-on has alleged damages of approximately $115 million. As a result of the dispute, Snap-on has withheld certain amounts (totaling $81.5 million as of 2009 year end) from payments made to CIT relating to ongoing business activities. On January 29, 2010, CIT filed its response denying Snap-on’s claim and asserting certain claims against Snap-on for other matters relating to the joint venture. CIT’s claims allege damages in excess of $110 million, the majority of which relates to returning the $81.5 million withheld by Snap-on. At this early stage, no determination can be made as to the likely outcome of this dispute. See “Item 3: Legal Proceedings” and Note 15 to the Consolidated Financial Statements.

Long-term debt of $902.1 million at 2009 year end included (i) $200 million of unsecured 6.25% notes that mature in 2011; (ii) $100 million of unsecured 5.85% notes that mature in 2014; (iii) $150 million of unsecured 5.50% notes that mature in 2017; (iv) $200 million of unsecured 6.70% notes that mature in 2019; (v) $250 million of unsecured 6.125% notes that mature in 2021; and (vi) $2.1 million of other long-term debt.

Average commercial paper and notes payable outstanding were $15.2 million in 2009 and $68.1 million in 2008. The weighted-average interest rate on these instruments was 6.94% in 2009 and 4.33% in 2008. At 2009 year end, the weighted-average interest rate on outstanding notes payable was 5.34% as compared to 8.32% in 2008.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012; at 2009 year end, no amounts were outstanding under this revolving credit facility. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. At 2009 year end, the company’s actual ratios of 0.45 and 3.36, respectively, were both within the permitted ranges as set forth in this financial covenant.

2009 ANNUAL REPORT	45

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit at 2009 year end. The committed bank lines consist of two $10 million lines of credit that expire on July 27, 2010, and August 29, 2010, respectively.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility, discussed above, Snap-on’s debt agreements and credit facilities also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. At 2009 year end, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

Snap-on believes that it has sufficient available cash and committed and uncommitted lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facilities and committed lines of credit. If the need were to arise, Snap-on believes that it could access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, in the future, may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include the funding of new loans originated by SOC and the possible resolution of the related dispute with CIT, the repayment of $150 million of floating rate debt on January 12, 2010, the acquisition of the noncontrolling interest in Wanda Snap-on, capital expenditures and restructuring activities, payments of dividends and interest, and funding for share repurchases, if any. Snap-on also expects to make contributions of $9.0 million to its foreign pension plans and $1.5 million to its domestic pension plans in 2010. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2010.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs.

Since 1999, CIT had been the exclusive purchaser of the credit and installment financing contracts originated by SOC in the United States. On July 16, 2009, Snap-on terminated its SOC financial services joint venture agreement with CIT and subsequently purchased CIT’s 50%-ownership interest in SOC for $8.1 million. Since July 16, 2009, Snap-on is providing financing for the majority of new loans originated by SOC. Snap-on estimates the incremental cash requirements for SOC will approximate $300 million over the next 12 months. Snap-on believes, based on current market conditions, that it has adequate financial resources to provide for the financing needs of SOC including available cash on hand, and cash flow provided from operating activities and available credit facilities, including access to public debt markets.

The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flow.

Operating Activities

Net cash provided by operating activities was $347.1 million in 2009, $220.4 million in 2008 and $235.5 million in 2007. The $126.7 million increase in net cash provided by operating activities in 2009 resulted primarily from net changes in operating assets and liabilities, partially offset by lower net earnings. The $126.7 million increase included $98.4 million from lower inventories, primarily due to reduced production levels as a result of lower customer demand and the company’s efforts to reduce global inventory levels, and $20.9 million as a result of amounts withheld from CIT. At 2009 year end, “Other accrued liabilities” on the accompanying Consolidated Balance Sheets included $81.5 million withheld from payments made to CIT relating to ongoing business activities. At 2008 year end, other accrued liabilities included amounts payable to CIT of $9.4 million. The $72.1 million year-over-year increase in other accrued liabilities relating to CIT included $51.2 million associated with refinancings that are not included in net cash provided by operating activities. See “Item 3: Legal Proceedings” and Note 15 to the Consolidated Financial Statements for further information.

Depreciation expense was $49.9 million in 2009, $47.9 million in 2008 and $53.5 million in 2007. Amortization expense was $24.7 million in 2009, $24.1 million in 2008 and $22.2 million in 2007. See Note 6 to the Consolidated Financial Statements for information on acquired intangible assets.

Following the July 16, 2009 acquisition of CIT’s ownership interest in SOC, Snap-on began presenting “Provisions for losses on finance receivables” on the Consolidated Statements of Cash Flows as part of “Net cash provided by operating activities.” The non-cash provision for loan losses on finance receivables totaled $6.2 million in 2009. For financial statement periods prior to October 3, 2009, the provisions for loan losses on finance receivables, which primarily related to the company’s international finance subsidiaries, are included in “(Increase) decrease in contract receivables;” prior period amounts were not restated as the amounts were not significant, individually or in the aggregate, to Snap-on’s Consolidated Statements of Cash Flows.

46	SNAP-ON INCORPORATED

Investing Activities

Following the July 16, 2009 acquisition of CIT’s ownership interest in SOC, Snap-on began presenting “Additions to finance receivables” and “Collections of finance receivables” on the Consolidated Statements of Cash Flows as part of “Net cash used by investing activities.” Finance receivables are comprised of extended-term installment loans to technicians (i.e. franchisees’ customers) to enable them to purchase tools, diagnostics and equipment on an extended-term payment plan, generally with average payment terms of 32 months. In 2009, additions to finance receivables totaled $265.5 million and collections of finance receivables totaled $82.0 million. For financial statement periods prior to October 3, 2009, the net additions and collections of finance receivables, which primarily related to the company’s international finance subsidiaries, are included in “(Increase) decrease in contract receivables;” prior period amounts were not restated as the amounts were not significant, individually or in the aggregate, to Snap-on’s Consolidated Statements of Cash Flows.

Capital expenditures in 2009, 2008 and 2007 totaled $64.4 million, $73.9 million and $61.9 million, respectively. Capital expenditures in 2009 included continued spending to support strategic growth initiatives, including the accelerated expansion of manufacturing capabilities in emerging growth markets and lower-cost regions. Capital expenditures in 2009 also included spending to complete the construction of a new headquarters and research and development facility for the company’s automotive parts and service information business, which was completed in the fourth quarter. Capital expenditures in all three years included higher levels of efficiency and cost-reduction capital investments, including the installation of new production equipment and machine tooling to enhance manufacturing and distribution operations, as well as provide ongoing replacements of manufacturing and distribution equipment. Capital spending over the last three years also included spending for the replacement and enhancement of the company’s existing global enterprise resource planning (ERP) management information systems, which will continue over the next several years. The higher level of spending in 2008 included increased spending to begin construction of the new headquarters and research and development facility discussed above. Snap-on believes that its cash generated from operations, as well as its available cash on hand and funds available from its credit facilities will be sufficient to fund the company’s capital expenditure requirements in 2010.

On July 16, 2009, Snap-on terminated its SOC financial services joint venture agreement with CIT and subsequently acquired CIT’s 50%-ownership interest in SOC for a cash purchase price of $8.1 million. The $8.1 million purchase price represented the book value, and approximated the fair value, of CIT’s ownership interest in SOC as of the acquisition date.

On March 5, 2008, Snap-on acquired a 60% interest in Wanda Snap-on, a tool manufacturer in China, for a cash purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs. On December 10, 2009, Snap-on entered into an agreement to acquire the noncontrolling shareholder’s 40% interest in Wanda Snap-on for a purchase price of 52.3 million Chinese yuan (approximately $7.7 million at 2009 year-end exchange rates). The transaction is subject to local governmental approval and is expected to close during the first quarter of 2010. See Note 2 to the Consolidated Financial Statements for additional information on the Wanda Snap-on acquisition.

Financing Activities

On February 24, 2009, Snap-on sold $300 million of unsecured fixed rate notes consisting of $100 million of unsecured 5.85% notes that mature in 2014, and $200 million of unsecured 6.70% notes that mature in 2019; interest on these notes is being paid semi-annually beginning on September 1, 2009. On August 14, 2009, Snap-on sold $250 million of unsecured, 6.125% long-term notes that mature in 2021; interest on these notes is to be paid semi-annually beginning on March 1, 2010. Snap-on is using the $545.9 million of net proceeds from the sale of these notes for general corporate purposes, including the funding of receivables contracts originated by SOC and the repayment of $150 million of floating rate debt on January 12, 2010.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options and other corporate purposes. At 2009 year end, Snap-on had remaining availability to repurchase up to an additional $130.1 million in common stock pursuant to Board authorizations; Snap-on did not repurchase any shares of common stock in 2009. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on repurchased 1,230,000 shares of common stock for $69.8 million in 2008 and 1,860,000 shares of common stock for $94.4 million in 2007. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities will be sufficient to fund the company’s share repurchases, if any, in 2010.

2009 ANNUAL REPORT	47

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends paid in 2009, 2008 and 2007 totaled $69.0 million, $69.7 million and $64.8 million, respectively.

	2009	2008	2007
Cash dividends paid per common share	$1.20	$1.20	$1.11
Cash dividends paid as a percent of prior-year retained earnings	4.7%	5.4%	5.5%

Snap-on believes that its cash generated from operations, available cash on hand and funds available from its credit facilities will be sufficient to pay dividends in 2010.

Off-Balance-Sheet Arrangements

Except as included below in the section labeled “Contractual Obligations and Commitments” and Note 15 to the Consolidated Financial Statements, the company had no off-balance-sheet arrangements at 2009 year end.

Contractual Obligations and Commitments

A summary of Snap-on’s future contractual obligations and commitments at 2009 year end are as follows:

(Amounts in millions)	Total	2010	2011-2012	2013-2014	2015 and thereafter
Contractual obligations:
Current maturities of long-term debt	$150.0	$150.0	$–	$–	$–
Long-term debt	902.1	–	201.9	100.1	600.1
Interest on fixed rate debt	404.2	55.3	93.4	80.7	174.8
Operating leases	93.8	25.7	32.2	17.5	18.4
Capital leases	28.2	2.2	4.4	3.9	17.7
Acquisitions	7.7	7.7	–	–	–
Purchase obligations	5.6	4.9	0.7	–	–

Total	$1,591.6	$245.8	$332.6	$202.2	$811.0

The company has excluded payments related to its pension and postretirement benefit plans from the contractual obligation table above; see Notes 11 and 12 to the Consolidated Financial Statements for information on the company’s benefit plans and payments. The contractual obligation table above also does not include normal inventory-related and service purchases or income tax liabilities recorded in accordance with U.S. GAAP; see Note 8 to the Consolidated Financial Statements for information on income taxes.

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

48	SNAP-ON INCORPORATED

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

Snap-on also recognizes revenue related to multiple element arrangements, including sales of software and software-related services. When a sales arrangement contains multiple elements, such as hardware and software products and/or services, Snap-on uses vendor specific objective evidence (“VSOE”) of fair value to allocate revenue to each element based on its relative fair value and, when necessary, uses the residual method to assign value to the delivered elements when VSOE only exists for the undelivered elements. Snap-on limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services. The amount assigned to future delivery of products or services is recognized when the product is delivered and/or when the services are performed. In instances where the product and/or services are performed over an extended period, as is the case with subscription agreements or the providing of ongoing support, revenue is generally recognized on a straight-line basis over the term of the applicable agreement, which generally ranges from 12 to 60 months.

Franchise fee revenue, including nominal, non-refundable initial and ongoing monthly fees (primarily for sales and business training and marketing and product promotion programs), is recognized as the fees are earned.

Financial Services Revenue: Snap-on also generates revenue from various financing programs that include (i) loans to franchisees; (ii) loans to franchisees’ customers; and (iii) loans to Snap-on’s industrial and other customers for the purchase of tools and equipment and diagnostics products on an extended-term payment plan. These financing programs are offered through Snap-on’s wholly owned finance subsidiaries. Financial services revenue consists of installment contract revenue and franchisee loan receivable revenue. For periods prior to July 16, 2009, financial services revenue also included gains from SOC’s sales of originated contracts to CIT. The decision to finance through Snap-on or another financing entity is solely at the election of the customer. When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.

2009 ANNUAL REPORT	49

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Prior to July 16, 2009, SOC substantially sold all of its loan originations to CIT on a limited recourse basis; SOC retained the right to service such loans for a contractual servicing fee. At the time the loan originations were sold to CIT, SOC recognized a servicing asset since the contractual servicing fee provided SOC with more than adequate compensation for the level of services provided. Contractual servicing fees were $8.3 million in 2009, $9.2 million in 2008 and $9.3 million in 2007.

Snap-on’s international finance subsidiaries own the loans originated through their financing programs; loans retained by SOC prior to July 16, 2009, and loans originated by SOC subsequent to July 16, 2009, are also owned by Snap-on. Revenue from interest income on the on-book financing portfolio is recognized over the life of the contracts, with interest computed on the average daily balances of the underlying contracts.

Impairment of Goodwill and Other Indefinite-lived Intangible Assets: Goodwill and other indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Annual impairment tests are performed by the company in the second quarter of each year.

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

Snap-on evaluates the recoverability of goodwill by utilizing an income approach that estimates the fair value of the future discounted cash flows of the reporting units to which the goodwill relates. The future projections, which are based on both past performance and the projections and assumptions used in the company’s current and long range operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, capital expenditures, working capital levels, the benefits of recent acquisitions and expected synergies, and weighted-average cost of capital that reflects the specific risk profile of the reporting unit being tested. The company’s methodologies for valuing goodwill are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2009 impairment calculations were evaluated in light of current market and business conditions. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the reporting units’ projections of future operating results and cash flows and replicates how market participants would value the company’s reporting units in an orderly transaction.

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

Snap-on also evaluates the recoverability of its indefinite-lived trademarks by utilizing an income approach that estimates the fair value of the future discounted cash flows of each of its trademarks. The future projections, which are based on both past performance and the projections and assumptions used in the company’s current and long range operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth and royalty rates, expected synergies, and a weighted-average cost of equity that reflects the specific risk profile of the trademark being tested. The company’s methodologies for valuing trademarks are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2009 impairment calculations were evaluated in light of current market and business conditions. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the trademarks’ projected future cash flows and replicates how market participants would value the company’s trademarks in an orderly transaction.

50	SNAP-ON INCORPORATED

Snap-on did not recognize any impairment on its goodwill or other indefinite-lived intangible assets in 2009, 2008 or 2007. Inherent in fair value determinations are significant judgments and estimates, including material assumptions about future revenue, profitability and cash flows, the company’s operational plans and its interpretation of current economic indicators. Should the operations of the businesses with which goodwill or other indefinite-lived intangible assets are associated incur significant declines in profitability and cash flow due to significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key customers, and/or changes in technology or markets, some or all of the recorded goodwill or other indefinite-lived intangible assets could be subject to impairment and could result in a material adverse effect on Snap-on’s financial position or results of operations.

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2009, the results of which did not result in any impairment. Although the company consistently uses the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. In performing its annual impairment testing the company performed a sensitivity analysis on the material assumptions used in the discounted cash flow valuation models for each of its 11 reporting units. Based on the company’s second quarter 2009 impairment testing and assuming a hypothetical 10% decrease in the estimated fair values of each of its 11 reporting units, the hypothetical fair value of each of the company’s 11 reporting units would have been greater than its carrying value. See Note 6 to the Consolidated Financial Statements for further information about goodwill and other intangible assets.

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

Allowances for Doubtful Accounts: Snap-on maintains allowances for doubtful accounts to absorb probable loan losses inherent in its portfolio of receivables. Determination of the allowances requires management to exercise significant judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net income. Snap-on evaluates the collectibility of its receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay. These factors may include customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. Snap-on does not believe that accounts receivable represent significant concentrations of credit risk because of its diversified portfolio of individual customers and geographical areas.

The allowances for doubtful accounts represent management’s best estimate of the losses expected from the company’s trade accounts, contract and finance receivable portfolios based on ongoing assessments and evaluations of collectibility and historical loss experience. The levels of the allowances are based on many quantitative and qualitative factors including historical loss experience by loan type, portfolio duration, delinquency trends, economic conditions and credit risk quality. Management regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and to assess the adequacy of the allowances based on historical and current trends as well as other factors affecting credit losses. Additions to the allowances for doubtful accounts are charged to current period earnings; amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously charged-off accounts increase the allowances. If the financial condition of the company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

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

2009 ANNUAL REPORT	51

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

Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected rate of return assumption for Snap-on’s domestic pension plan assets by 50 basis points would have increased Snap-on’s 2009 domestic pension expense by approximately $3.4 million. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its U.S. plan assets.

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans. The methodology for selecting the discount rate as of 2009 year end was to match the plan’s cash flows to that of a theoretical bond portfolio yield curve that provides the equivalent yields on zero-coupon bonds with an AA rating or better for each maturity. The selection of the 5.9% weighted-average discount rate for Snap-on’s domestic pension plans represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 basis points would have increased Snap-on’s 2009 domestic pension expense and projected benefit obligation by approximately $3.3 million and $45.3 million, respectively. At 2009 year end, Snap-on’s domestic projected benefit obligation comprised approximately 82% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 5.6% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 basis points would have increased Snap-on’s 2009 foreign pension expense and projected benefit obligation by approximately $1.1 million and $16.0 million, respectively.

Actuarial gains and losses in excess of 10 percent of the greater of the projected benefit obligation or market-related value of assets are amortized on a straight-line basis over the average remaining service period of active participants. Prior service costs resulting from plan amendments are amortized in equal annual amounts over the average remaining service period of affected active participants or over the remaining life expectancy of affected retired participants. See Note 11 to the Consolidated Financial Statements for further information on pension plans.

Postretirement Benefits: Snap-on’s postretirement benefits obligation and related expense are calculated in accordance with U.S. GAAP and are impacted by certain actuarial assumptions, including health care trend rates. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $2.1 million and the combined annual service and interest cost by $0.1 million. A corresponding decrease of one percentage point would decrease the accumulated postretirement benefit by $1.9 million and the combined annual service and interest cost by $0.1 million. See Note 12 to the Consolidated Financial Statements for further information on postretirement plans.

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

Outlook

Snap-on believes that it will realize further benefits in 2010 from its RCI, sourcing and other cost reduction initiatives, including approximately $25 million of year-over-year savings from its 2009 restructuring activities. Snap-on also anticipates continuing with its planned strategic investments, including expansion in emerging growth markets. Snap-on currently expects to incur approximately $18 million to $22 million of restructuring costs in 2010 primarily to improve the company’s cost structure in Europe. In 2010, Snap-on expects to incur $5 million per quarter of higher pension expense largely due to the amortization of prior-year investment losses related to the company’s U.S. pension plan assets. Capital expenditures in 2010 are anticipated to be in a range of $55 million to $60 million. For 2010, Snap-on anticipates that its effective income tax rate will approximate 33.5%.

In 2010, Snap-on intends to continue aggressively managing the balance between investing and capturing growth opportunities with the need for cost reduction actions beyond those already implemented or planned; the challenges of the current global economy make it difficult to presently predict this balance.

52	SNAP-ON INCORPORATED

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Market, Credit and Economic Risks

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. Snap-on is exposed to market risk from changes in both foreign currency exchange rates and interest rates. Snap-on monitors its exposure to these risks and attempts to manage the underlying economic exposures through the use of financial instruments such as forward exchange contracts, interest rate swap agreements and treasury lock agreements. Snap-on does not use derivative instruments for speculative or trading purposes. Snap-on’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole. Snap-on’s management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at 2009 year end was $3.9 million on interest rate-sensitive financial instruments and $0.4 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically monitored through an asset quality review process that closely monitors past due accounts and initiates collection actions when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van loans sold by SOC; at 2009 year end, $17.6 million of franchisee van loans contain a recourse provision to Snap-on if the loans become more than 90 days past due.

Counterparty Risk

Snap-on is exposed to credit losses in the event of non-performance by the counterparties to various financial agreements, including its foreign exchange, interest rate swap and treasury lock agreements. Snap-on does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparties and enters into agreements only with financial institution counterparties with a credit rating of A- or better. Snap-on does not anticipate non-performance by its counterparties, but cannot provide assurances.

2009 ANNUAL REPORT	53

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

Item 8: Financial Statements and Supplementary Data

The financial statements and schedules are listed on page 59 and are incorporated by reference in this Item 8.

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

54	SNAP-ON INCORPORATED

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 2, 2010. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of January 2, 2010, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended January 2, 2010, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, the company’s management believes that, as of January 2, 2010, our internal control over financial reporting was effective at a reasonable assurance level. The company’s internal control over financial reporting as of January 2, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

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

2009 ANNUAL REPORT	55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Snap-on Incorporated:

We have audited the internal control over financial reporting of Snap-on Incorporated and subsidiaries (the “Company”) as of January 2, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 2, 2010, of the Company and our report dated February 18, 2010, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin February 18, 2010

56	SNAP-ON INCORPORATED

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Incorporated by reference to sections entitled “Item 1: Election of Directors,” “Corporate Governance Practices and Board Information” and “Other Information” in Snap-on’s 2010 Annual Meeting Proxy Statement, which is expected to be mailed to shareholders on or around March 10, 2010 (the “2010 Proxy Statement”).

The Section 16(a) filing compliance disclosure pursuant to Item 405 of Regulation S-K is contained in Snap-on’s 2010 Proxy Statement in the section entitled “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The executive officers of Snap-on, their ages, and their titles as of January 2, 2010, and positions held during the last five years are listed below.

Nicholas T. Pinchuk (63) – Chairman of the Board of Directors since April 2009, President and Chief Executive Officer since December 2007 and President and Chief Operating Officer from April to December 2007. Senior Vice President and President – Worldwide Commercial & Industrial Group from 2002 to April 2007. Prior to joining Snap-on, Mr. Pinchuk was President of Global Refrigeration Operations for Carrier Corporation, a producer of air conditioning, heating and refrigeration systems, and a subsidiary of United Technologies Corporation. Mr. Pinchuk serves on the board of directors of Columbus McKinnon Corporation.

Martin M. Ellen (56) – Senior Vice President – Finance and Chief Financial Officer since 2002.

Iain Boyd (47) – Vice President – Human Resources since February 2007. Vice President, Human Resources – Snap-on Tools Group from 2004 to February 2007.

Constance R. Johnsen (52) – Vice President and Controller since 2003.

Thomas L. Kassouf (57) – Senior Vice President and President – Commercial Division since December 2007. President – Commercial Group from April 2007 to December 2007, and President – Equipment Worldwide from 2003 to April 2007.

Jeanne M. Moreno (55) – Vice President and Chief Information Officer since March 2005. Prior to joining Snap-on, Ms. Moreno was Senior Vice President of Corporate Services and Chief Information Officer for Citrix Systems, a leader in access infrastructure software.

Irwin M. Shur (51) – Vice President, General Counsel and Secretary since April 2008. Prior to joining Snap-on, Mr. Shur was Vice President and General Counsel of Enodis plc, a manufacturer of equipment for the commercial foodservice industry.

Thomas J. Ward (57) – Senior Vice President and President – Snap-on Tools Company LLC since April 2007. Senior Vice President and President – Diagnostics & Information Group from March 2005 to April 2007, and President – Worldwide Diagnostics from 2001 to 2005.

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

2009 ANNUAL REPORT	57

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

Snap-on intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the code of ethics by posting such information in the “Investors” section of its corporate web site at www.snapon.com.

Item 11: Executive Compensation

The information required by Item 11 is contained in Snap-on’s 2010 Proxy Statement in the sections entitled “Executive Compensation,” “Board Compensation,” “Compensation Committee Report,” and “Other Information” and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about Snap-on’s equity compensation plans at 2009 year end:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,326,498 (1)	$ 39.47 (2)	2,446,660 (3)
Equity compensation plans not approved by security holders	114,129 (4)	Not Applicable	– (5)

Total	2,440,627	$ 39.47 (2)	2,446,660 (5)

(1)

Includes (i) options to acquire 64,627 shares granted under the 1986 Incentive Stock Program; (ii) options to acquire 2,195,896 shares granted under the 2001 Incentive Stock and Awards Plan; and (iii) 63,975 shares represented by deferred share units under the Directors’ Fee Plan. Excludes 603,948 shares issuable in connection with the vesting of performance share awards, restricted stock units and restricted stock under the 2001 Incentive Stock and Awards Plan. Also excludes shares of common stock that may be issuable under the employee and dealer stock purchase plans.

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

(3)

Includes (i) 2,031,288 shares reserved for issuance under the 2001 Incentive Stock and Awards Plan (which may be issued upon the exercise of stock options or granted as restricted stock or restricted stock units); (ii) 164,210 shares reserved for issuance under the Directors’ Fee Plan; and (iii) 251,162 shares reserved for issuance under the employee stock purchase plan.

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

58	SNAP-ON INCORPORATED

The additional information required by Item 12 is contained in Snap-on’s 2010 Proxy Statement in the sections entitled “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management” and “Other Information” and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the sections entitled “Corporate Governance Practices and Board Information – Board Information” and “Other Information – Transactions with the Company” in Snap-on’s 2010 Proxy Statement.

Item 14: Principal Accounting Fees and Services

Incorporated by reference to the section entitled “Deloitte & Touche LLP Fee Disclosure” in Snap-on’s 2010 Proxy Statement.

PART IV

Item 15: Exhibits, Financial Statement Schedules

Item 15(a): Documents Filed as Part of This Report:

1. List of Financial Statements

Unless otherwise indicated, references in the accompanying financial statements and notes to “fiscal 2009” or “2009” refer to the fiscal year ended January 2, 2010; references to “fiscal 2008” or “2008” refer to the fiscal year ended January 3, 2009; references to “fiscal 2007” or “2007” refer to the fiscal year ended December 29, 2007. References in the accompanying financial statements and notes to “year end” 2009, 2008 and 2007 refer to January 2, 2010, January 3, 2009, and December 29, 2007, respectively.

The following consolidated financial statements of Snap-on and the Report of Independent Registered Public Accounting Firm thereon, are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Earnings for the 2009, 2008 and 2007 fiscal years.

•	Consolidated Balance Sheets as of year-end 2009 and 2008.

•	Consolidated Statements of Shareholders’ Equity for the 2009, 2008 and 2007 fiscal years.

•	Consolidated Statements of Comprehensive Income for the 2009, 2008 and 2007 fiscal years.

•	Consolidated Statements of Cash Flow for the 2009, 2008 and 2007 fiscal years.

•	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3. List of Exhibits

The exhibits filed with or incorporated by reference in this report are as specified in the exhibit index included herein.

2009 ANNUAL REPORT	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Snap-on Incorporated:

We have audited the accompanying consolidated balance sheets of Snap-on Incorporated and subsidiaries (the “Company”) as of January 2, 2010, and January 3, 2009, and the related consolidated statements of earnings, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended January 2, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Snap-on Incorporated and subsidiaries as of January 2, 2010, and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP Milwaukee, Wisconsin February 18, 2010

60	SNAP-ON INCORPORATED

Consolidated Statements of Earnings

(Amounts in millions, except per share data)	2009	2008	2007
Net sales	$2,362.5	$2,853.3	$2,841.2
Cost of goods sold	(1,304.9)	(1,568.7)	(1,574.6)

Gross profit	1,057.6	1,284.6	1,266.6
Operating expenses	(824.4)	(933.1)	(964.2)

Operating earnings before financial services	233.2	351.5	302.4

Financial services revenue	58.3	81.4	63.0
Financial services expenses	(40.8)	(44.1)	(40.6)

Operating earnings from financial services	17.5	37.3	22.4

Operating earnings	250.7	388.8	324.8
Interest expense	(47.7)	(33.8)	(46.1)
Other income (expense) – net	2.3	2.8	5.5

Earnings before income taxes and equity earnings	205.3	357.8	284.2
Income tax expense	(62.7)	(117.8)	(92.5)

Earnings before equity earnings	142.6	240.0	191.7
Equity earnings, net of tax	1.1	3.6	2.4

Net earnings from continuing operations	143.7	243.6	194.1
Discontinued operations, net of tax	–	–	(8.0)

Net earnings	143.7	243.6	186.1
Net earnings attributable to noncontrolling interests	(9.5)	(6.9)	(4.9)

Net earnings attributable to Snap-on Incorporated	$134.2	$236.7	$181.2

Basic earnings per share:
Earnings per share from continuing operations attributable to Snap-on Incorporated	$2.33	$4.12	$3.27
Loss per share from discontinued operations	–	–	(0.14)

Earnings per share attributable to Snap-on Incorporated	$2.33	$4.12	$3.13

Diluted earnings per share:
Earnings per share from continuing operations attributable to Snap-on Incorporated	$2.32	$4.07	$3.23
Loss per share from discontinued operations	–	–	(0.14)

Earnings per share attributable to Snap-on Incorporated	$2.32	$4.07	$3.09

Weighted-average shares outstanding:
Basic	57.7	57.5	57.9
Effect of dilutive options	0.2	0.6	0.7

Diluted	57.9	58.1	58.6

See Notes to Consolidated Financial Statements

2009 ANNUAL REPORT	61

Consolidated Balance Sheets

	Year End
(Amounts in millions, except share data)	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$699.4	$115.8
Trade and other accounts receivable – net	414.4	462.2
Contract receivables – net	32.9	22.8
Finance receivables – net	122.3	37.1
Inventories – net	274.7	359.2
Deferred income tax assets	69.5	64.1
Prepaid expenses and other assets	62.9	79.5

Total current assets	1,676.1	1,140.7
Property and equipment – net	347.8	327.8
Deferred income tax assets	88.2	77.2
Long-term contract receivables – net	70.7	38.0
Long-term finance receivables – net	177.9	29.3
Goodwill	814.3	801.8
Other intangibles – net	206.2	218.3
Other assets	66.2	77.2

Total assets	$3,447.4	$2,710.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$164.7	$12.0
Accounts payable	119.8	126.0
Accrued benefits	48.7	41.7
Accrued compensation	64.8	78.3
Franchisee deposits	40.5	46.9
Other accrued liabilities	301.4	242.6

Total current liabilities	739.9	547.5
Long-term debt	902.1	503.4
Deferred income tax liabilities	97.8	95.0
Retiree health care benefits	60.7	57.5
Pension liabilities	255.9	209.1
Other long-term liabilities	85.4	93.3

Total liabilities	2,141.8	1,505.8

Commitments and contingencies (Note 15)

Shareholders’ equity
Shareholders’ equity attributable to Snap-on Incorporated
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,265,454 and 67,197,346 shares)	67.3	67.2
Additional paid-in capital	154.4	155.5
Retained earnings	1,528.9	1,463.7
Accumulated other comprehensive loss	(68.4)	(106.5)
Treasury stock at cost (9,520,405 and 9,755,405 shares)	(392.2)	(393.4)

Total shareholders’ equity attributable to Snap-on Incorporated	1,290.0	1,186.5
Noncontrolling interests	15.6	18.0

Total shareholders’ equity	1,305.6	1,204.5

Total liabilities and shareholders’ equity	$3,447.4	$2,710.3

See Notes to Consolidated Financial Statements

62	SNAP-ON INCORPORATED

Consolidated Statements of Shareholders’ Equity

	Shareholders’ equity attributable to Snap-on Incorporated
(Amounts in millions, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Grantor Stock Trust	Treasury Stock	Noncontrolling Interests	Total Shareholders’ Equity

Balance at December 30, 2006	$67.1	$121.9	$1,180.3	$21.2	$(19.4)	$(294.8)	$16.8	$1,093.1
Net earnings for 2007	–	–	181.2	–	–	–	4.9	186.1
Foreign currency translation	–	–	–	74.4	–	–	–	74.4
Change in pension and postretirement plans, net of tax of $31.4 million	–	–	–	47.2	–	–	–	47.2
Cash dividends – $1.11 per share	–	–	(64.8)	–	–	–	–	(64.8)
Dividend reinvestment plan and other	–	1.3	–	–	–	–	(4.4)	(3.1)
Stock compensation plans	–	14.0	–	–	–	24.8	–	38.8
Grantor Stock Trust – 407,485 shares	–	–	–	–	13.8	–	–	13.8
Share repurchases – 1,860,000 shares	–	–	–	–	–	(94.4)	–	(94.4)
Tax benefit from certain stock options	–	6.3	–	–	–	–	–	6.3
Adjustment of Grantor Stock Trust to fair market value	–	(5.6)	–	–	5.6	–	–	–

Balance at December 29, 2007	67.1	137.9	1,296.7	142.8	–	(364.4)	17.3	1,297.4
Net earnings for 2008 (excludes $0.6 million of net loss attributable to the redeemable noncontrolling interest)	–	–	236.7	–	–	–	7.5	244.2
Foreign currency translation	–	–	–	(130.3)	–	–	–	(130.3)
Change in cash flow hedges, net of tax of $0.1 million	–	–	–	(1.5)	–	–	(1.4)	(2.9)
Change in pension and postretirement plans, net of tax of $70.3 million	–	–	–	(117.9)	–	–	–	(117.9)
Cash dividends – $1.20 per share	–	–	(69.7)	–	–	–	–	(69.7)
Dividend reinvestment plan and other	–	1.3	–	0.4	–	–	(5.4)	(3.7)
Stock compensation plans	0.1	10.9	–	–	–	40.8	–	51.8
Share repurchases – 1,230,000 shares	–	–	–	–	–	(69.8)	–	(69.8)
Tax benefit from certain stock options	–	5.4	–	–	–	–	–	5.4

Balance at January 3, 2009	67.2	155.5	1,463.7	(106.5)	–	(393.4)	18.0	1,204.5
Net earnings for 2009 (excludes $1.0 million of net loss attributable to the redeemable noncontrolling interest)	–	–	134.2	–	–	–	10.5	144.7
Foreign currency translation	–	–	–	67.9	–	–	–	67.9
Change in cash flow hedges	–	–	–	2.2	–	–	1.2	3.4
Change in pension and postretirement plans, net of tax of $17.6 million	–	–	–	(32.0)	–	–	–	(32.0)
Cash dividends – $1.20 per share	–	–	(69.0)	–	–	–	–	(69.0)
Dividend reinvestment plan and other	0.1	1.4	–	–	–	–	(6.0)	(4.5)
Purchase of noncontrolling interest	–	–	–	–	–	–	(8.1)	(8.1)
Stock compensation plans	–	(1.8)	–	–	–	1.2	–	(0.6)
Tax deficiency from certain stock options	–	(0.7)	–	–	–	–	–	(0.7)

Balance at January 2, 2010	$67.3	$154.4	$1,528.9	$(68.4)	$–	$(392.2)	$15.6	$1,305.6

See Notes to Consolidated Financial Statements

2009 ANNUAL REPORT	63

Consolidated Statements of Comprehensive Income

(Amounts in millions)	2009	2008	2007
Comprehensive income
Net earnings	$143.7	$243.6	$186.1
Other comprehensive income (loss)
Foreign currency translation	67.9	(130.3)	74.4
Change in fair value of cash flow hedges, net of tax	3.4	(2.9)	–
Change in pension and postretirement plans, net of tax	(32.0)	(117.9)	47.2
Other	–	0.4	–

Total comprehensive income (loss)	183.0	(7.1)	307.7

Comprehensive income attributable to non-redeemable noncontrolling interest	(11.7)	(6.1)	(4.9)
Comprehensive loss attributable to redeemable noncontrolling interest	1.0	0.6	–

Comprehensive income (loss) attributable to Snap-on Incorporated	$172.3	$(12.6)	$302.8

See Notes to Consolidated Financial Statements

64	SNAP-ON INCORPORATED

Consolidated Statements of Cash Flow

(Amounts in millions)	2009	2008	2007
Operating activities:
Net earnings	$143.7	$243.6	$186.1
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	49.9	47.9	53.5
Amortization of other intangibles	24.7	24.1	22.2
Provision for losses on finance receivables	6.2	–	–
Stock-based compensation (income) expense	(3.0)	13.0	19.0
Excess tax benefits from stock-based compensation	–	(5.7)	(6.0)
Deferred income tax provision	4.8	46.3	12.3
Loss (gain) on sale of assets	0.4	(0.7)	(7.0)
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in trade and other accounts receivable	52.4	32.5	4.4
(Increase) decrease in contract receivables	(33.8)	(5.4)	(8.2)
(Increase) decrease in inventories	98.4	(52.3)	15.2
(Increase) decrease in prepaid and other assets	14.1	(9.3)	(10.7)
Increase (decrease) in accounts payable	(7.1)	(43.7)	(15.3)
Increase (decrease) in accruals and other liabilities	(3.6)	(69.9)	(30.0)

Net cash provided by operating activities	347.1	220.4	235.5

Investing activities:
Additions to finance receivables	(265.5)	–	–
Collections of finance receivables	82.0	–	–
Capital expenditures	(64.4)	(73.9)	(61.9)
Acquisitions of businesses – net of cash acquired	(8.1)	(14.1)	(5.7)
Proceeds from disposal of property and equipment	1.3	10.5	16.1
Other	13.0	(8.6)	(1.4)

Net cash used by investing activities	(241.7)	(86.1)	(52.9)

Financing activities:
Proceeds from issuance of long-term debt	545.9	–	298.5
Net increase (decrease) in short-term borrowings	1.7	(9.9)	(335.1)
Purchase of treasury stock	–	(69.8)	(94.4)
Proceeds from stock purchase and option plans	4.5	41.7	39.2
Cash dividends paid	(69.0)	(69.7)	(64.8)
Excess tax benefits from stock-based compensation	–	5.7	6.0
Other	(7.5)	(6.4)	(5.2)

Net cash provided (used) by financing activities	475.6	(108.4)	(155.8)

Effect of exchange rate changes on cash and cash equivalents	2.6	(3.1)	2.8

Increase in cash and cash equivalents	583.6	22.8	29.6
Cash and cash equivalents at beginning of year	115.8	93.0	63.4

Cash and cash equivalents at end of year	$699.4	$115.8	$93.0

Supplemental cash flow disclosures:
Cash paid for interest	$(36.4)	$(32.0)	$(37.6)
Net cash paid for income taxes	(55.3)	(79.9)	(69.3)

See Notes to Consolidated Financial Statements

2009 ANNUAL REPORT	65

Notes to Consolidated Financial Statements

Note 1: Summary of Accounting Policies

Principles of consolidation and presentation: The Consolidated Financial Statements include the accounts of Snap-on Incorporated (“Snap-on” or “the company”), and its wholly-owned and majority-owned subsidiaries, including the accounts of Snap-on Credit LLC (“SOC”), the company’s financial services operation in the United States. Prior to July 16, 2009, and since 2004, SOC was a consolidated financial services joint venture with CIT Group Inc. (“CIT”), as Snap-on was the primary beneficiary of the joint venture arrangement. On July 16, 2009, pursuant to the terms of the joint venture agreement, Snap-on terminated the joint venture agreement with CIT and subsequently purchased CIT’s 50%-ownership interest in SOC for $8.1 million.

Investments in affiliates over which the company has a greater than 20% but less than 50% ownership interest are accounted for using the equity method of accounting. Investments in unconsolidated affiliates of $37.7 million at 2009 year end and $35.2 million at 2008 year end are included in “Other assets” on the accompanying Consolidated Balance Sheets. The Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated. The company has evaluated all subsequent events that occurred up to the time of the company’s issuance of its financial statements on February 18, 2010.

Certain prior year amounts were reclassified on the Consolidated Financial Statements to reflect the company’s adoption of accounting principles related to the presentation of noncontrolling interests in consolidated financial statements, which became effective for Snap-on at the beginning of its 2009 fiscal year. For all periods presented, noncontrolling interests in partially owned consolidated subsidiaries are classified in the Consolidated Balance Sheets as either a separate component of shareholders’ equity or, for redeemable noncontrolling interests, as other long-term liabilities. The net earnings attributable to the controlling and noncontrolling interests are included on the face of the Consolidated Statements of Earnings. Distributions to noncontrolling interests are included in financing activities on the Consolidated Statements of Cash Flows for all years presented; previously, such distributions were included in net cash provided (used) by operating activities.

Certain prior year amounts were also reclassified on the Consolidated Financial Statements related to the company’s Financial Services’ operations. Following the July 16, 2009 acquisition of CIT’s 50%-ownership interest in SOC, Snap-on began providing financing for the majority of new loans originated by SOC; previously, substantially all of the loans originated by SOC were sold to CIT. Depending on the type of loan, the new contracts originated by SOC, as well as the contracts originated by Snap-on’s wholly owned international finance subsidiaries, are reflected as either contract or finance receivables on the Consolidated Balance Sheets. “Trade and other accounts receivable – net,” and the current and long-term portions of net contract and finance receivables are also disclosed on the Consolidated Balance Sheets; previously, all current (payment terms of one year or less) accounts receivable were included in “Accounts receivable – net of allowances” and long-term (payment terms greater than one year) accounts receivable were included in “Other assets.”

The Consolidated Statements of Cash Flows reflect the “Provision for losses on finance receivables” originated by (i) SOC after July 16, 2009, and (ii) Snap-on’s wholly owned international finance subsidiaries, as part of “Net cash provided by operating activities.” Beginning in the third quarter of 2009, following the acquisition of CIT’s ownership interest in SOC, “Additions to finance receivables” and “Collections of finance receivables” are presented as part of “Net cash used by investing activities.” For financial statement periods prior to October 3, 2009, the provision for losses on finance receivables and the net additions and collections of finance receivables, primarily related to the company’s wholly owned international finance subsidiaries, are included in “(Increase) decrease in contract receivables” as part of “Net cash provided by operating activities;” prior period amounts were not restated as the amounts were not significant, individually or in the aggregate, to Snap-on’s Consolidated Statements of Cash Flows. See Note 3 for further information on accounts receivable.

Fiscal year accounting period: Snap-on’s fiscal year ends on the Saturday nearest December 31. The 2009 fiscal year ended on January 2, 2010 (“2009”), and contained 52 weeks of operating results. The 2008 fiscal year ended on January 3, 2009 (“2008”), and contained 53 weeks of operating results, with the additional week occurring in the fourth quarter. The impact of the additional week of operations on full year 2008 net sales and operating earnings was not material. The 2007 fiscal year ended on December 29, 2007 (“2007”) and contained 52 weeks of operating results.

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

66	SNAP-ON INCORPORATED

Revenue recognition: Snap-on recognizes revenue from the sale of tools, diagnostics and equipment solutions when contract terms are met, the price is fixed or determinable, collectibility is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer. For sales contingent upon customer acceptance or product installation, revenue recognition is deferred until such obligations are fulfilled. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and gross profit margin adjusted for known trends. Provisions for customer volume rebates, discounts and allowances are also recorded as a reduction of reported revenues at the time of sale based on historical experience and known trends. Revenue related to maintenance and subscription agreements is recognized over the term of the agreement.

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

Franchise fee revenue, including nominal, non-refundable initial and ongoing monthly fees (primarily for sales, business training, marketing and product promotion programs), is recognized as the fees are earned.

Financial services revenue: Financial services revenue consists of installment contract revenue and finance loan receivable revenue and, prior to July 16, 2009, revenue from SOC’s sales of originated loans to CIT; financial services revenue also includes service fee income received from CIT.

Snap-on generates financial services revenue from various financing programs that include (i) loans and vehicle leases to franchisees; (ii) loans to franchisees’ customers; and (iii) loans to Snap-on’s industrial and other customers for the purchase of tools, equipment and diagnostics products on an extended-term payment plan. These financing programs are offered through SOC and Snap-on’s wholly owned international finance subsidiaries. Prior to the company’s July 16, 2009 acquisition of CIT’s 50%-ownership interest in SOC, financial services revenue in the United States was primarily generated from SOC’s sales of originated contracts to CIT.

Financing revenue from originated loans retained by Snap-on’s finance subsidiaries, including SOC, is recognized over the life of the contract, with interest computed on the average daily balances of the underlying contracts using the effective interest method. Financing revenue from sales of contracts to CIT was recognized on the date such contracts were sold. For contracts originated by SOC and subsequently sold to CIT, SOC continues to service the contracts for an estimated servicing fee and such revenue is recognized over the contractual term of the loan, with a portion of the servicing fee recognized at the time of sale since the contractual servicing fee provided SOC with more than adequate compensation for the level of services provided.

The decision to finance through Snap-on or another financing entity is solely at the election of the customer. When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay including financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.

Research and engineering: In 2009, research and engineering costs increased to 1.6% of net sales, or $36.7 million, as compared to 1.5% of net sales, or $43.3 million, in 2008. Research and engineering costs in 2007 were $47.6 million.

Internally developed software: Costs incurred in the development of software that will ultimately be sold are capitalized from the time technological feasibility has been attained and capitalization ceases when the related product is ready for general release. During 2009, 2008 and 2007, Snap-on capitalized $7.8 million, $9.7 million and $10.6 million, respectively, of such costs. Amortization of capitalized software development costs, which is included in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings, was $9.4 million in 2009, $8.2 million in 2008 and $4.9 million in 2007. Unamortized capitalized software development costs of $23.9 million at year-end 2009 and $25.5 million at year-end 2008 are included in “Other intangibles – net” on the accompanying Consolidated Balance Sheets.

2009 ANNUAL REPORT	67

Notes to Consolidated Financial Statements (continued)

Internal-use software: Costs that are incurred in creating software solutions and enhancements to those solutions are capitalized only during the application development stage of the project.

Shipping and handling: Amounts billed to customers for shipping and handling are included as a component of sales. Costs incurred by Snap-on for shipping and handling are included as a component of cost of goods sold when the costs relate to manufacturing activities. In 2009, 2008 and 2007, Snap-on incurred shipping and handling charges of $26.6 million, $32.6 million and $26.7 million, respectively, that were recorded in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings. Shipping and handling costs incurred in conjunction with selling or distribution activities are included as a component of operating expenses. In 2009, 2008 and 2007, Snap-on incurred shipping and handling charges of $51.7 million, $59.8 million and $67.6 million, respectively, that were recorded in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

Advertising and promotion: Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. For 2009, 2008 and 2007, advertising and promotion expense totaled $36.8 million, $59.0 million and $58.9 million, respectively.

Warranties: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. See Note 15 for further information on warranties.

Foreign currency translation: The financial statements of Snap-on’s foreign subsidiaries are translated into U.S. dollars. Assets and liabilities of foreign subsidiaries are translated at current rates of exchange, and income and expense items are translated at the average exchange rate for the period. The resulting translation adjustments are recorded directly into “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets. Foreign exchange transactions resulted in a pretax gain of $0.6 million in 2009, and pretax losses of $1.3 million in 2008 and $1.7 million in 2007. Foreign exchange transaction gains and losses are reported in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings.

Income taxes: Current tax assets and liabilities are based upon an estimate of taxes refundable or payable for each of the jurisdictions in which the company is subject to tax. In the ordinary course of business there is inherent uncertainty in quantifying income tax positions. Snap-on assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, Snap-on records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. When applicable, associated interest and penalties are recognized as a component of income tax expense. Accrued interest and penalties are included within the related tax asset or liability on the accompanying Consolidated Balance Sheets.

Deferred income taxes are provided for temporary differences arising from differences in basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See Note 8 for further information on income taxes.

Per share data: Basic earnings per share calculations were computed by dividing net earnings attributable to Snap-on Incorporated by the corresponding weighted-average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Snap-on had dilutive shares totaling 212,318 shares, 620,611 shares and 731,442 shares, in 2009, 2008 and 2007, respectively. Options to purchase 1,479,619 shares, 540,462 shares and 493,544 shares of Snap-on common stock for the years ended 2009, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common stock for the respective year and, as a result, the effect on earnings per share would be anti-dilutive. Performance share awards and restricted stock units (“RSUs”) also do not affect the earnings per share calculation until it is determined that the applicable performance metrics have been met. See Note 13 for further information on performance share awards and RSUs.

Stock-based compensation: Snap-on recognizes the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost, based on the estimated number of awards that are expected to vest, is recognized on a straight-line basis over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. The grant-date fair value of employee stock options and similar instruments is estimated using the Black-Scholes valuation model.

68	SNAP-ON INCORPORATED

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

Derivatives: Snap-on utilizes derivative financial instruments, including interest rate swaps, foreign exchange contracts and treasury lock agreements to manage its exposure to interest rate and foreign currency exchange rate risks. Snap-on accounts for its derivative instruments at fair value. Snap-on does not hold or issue financial instruments for speculative or trading purposes. See Note 10 for further information on derivatives.

Concentrations: Snap-on is exposed to credit losses in the event of non-performance by the counterparties to its interest rate swap agreements, foreign exchange contracts and treasury lock agreements. Snap-on does not obtain collateral or other security to support its financial instruments subject to credit risk, but monitors the credit standing of the counterparties and enters into agreements only with financial institution counterparties with a credit rating of A- or better. Snap-on does not anticipate non-performance by its counterparties.

Approximately 2,650 employees, or 24%, of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. Approximately 1,100 employees are covered under agreements expiring in 2010. In recent years, Snap-on has not experienced any significant work slow-downs, stoppages or other labor disruptions.

Cash equivalents: Snap-on considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Receivables and allowances for doubtful accounts: All trade accounts, contract and finance receivables are reported on the balance sheet at their outstanding principal adjusted for any charge-offs, and net of allowances for doubtful accounts and any deferred fees or costs on originated receivables.

Snap-on maintains allowances for doubtful accounts to absorb probable loan losses inherent in its portfolio of receivables. Determination of the allowances requires management to exercise significant judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net income. Allowances for doubtful accounts are maintained based on collection experience, economic conditions and credit risk quality. Snap-on evaluates the collectibility of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay. These factors may include customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Snap-on does not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. If the financial condition of the company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

The allowances for doubtful accounts represent management’s best estimate of the losses expected from the company’s trade accounts, contract and finance receivable portfolios based on ongoing assessments and evaluations of collectibility and historical loss experience. The level of the allowances is based on many quantitative and qualitative factors including historical loss experience by loan type, portfolio duration, delinquency trends, economic conditions and credit risk quality. Management regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and to assess the adequacy of the allowances based on historical and current trends and other factors affecting credit losses. Additions to the allowances for doubtful accounts are charged to current period earnings; amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously charged-off accounts increase the allowances. If the financial condition of the company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

2009 ANNUAL REPORT	69

Notes to Consolidated Financial Statements (continued)

Other accrued liabilities: Supplemental balance sheet information for “Other accrued liabilities” at 2009 and 2008 year end is as follows:

(Amounts in millions)	2009	2008
Income taxes	$12.0	$15.4
Accrued restructuring	13.4	12.0
Accrued replacements/warranty	14.3	15.5
Deferred subscription revenue	19.3	22.3
Amounts withheld/payable relating to CIT	81.5	9.4
Other	160.9	168.0

Total other accrued liabilities	$301.4	$242.6

Included in other accrued liabilities at 2009 year end is $81.5 million withheld from payments made to the company’s former financial services joint venture partner, CIT, relating to ongoing business activities. The amount withheld relates to a dispute between the parties concerning various payments made during the course of the joint venture. At 2008 year end, other accrued liabilities included amounts payable to CIT of $9.4 million. The $72.1 million year-over-year increase in other accrued liabilities relating to CIT included $51.2 million associated with refinancings that are not included in net cash provided by operating activities. See Note 15 for further information.

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

Property and equipment: Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over estimated useful lives. Major repairs that extend the useful life of an asset are capitalized, while routine maintenance and repairs are expensed as incurred. Capitalized software included in property and equipment reflects costs related to internally developed or purchased software for internal use and is amortized on a straight-line basis over their estimated useful lives. Long-lived assets are evaluated for impairment when events or circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. See Note 5 for further information on property and equipment.

Goodwill and other intangible assets: Goodwill and indefinite-lived assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Annual impairment tests are performed by the company in the second quarter of each year. Snap-on evaluates the existence of goodwill and indefinite-lived intangible asset impairment on the basis of whether the assets are fully recoverable from projected, discounted cash flows of the related business unit or asset. Intangible assets with finite lives are amortized over their estimated useful lives using straight-line and accelerated methods depending on the nature of the particular asset. See Note 6 for further information on goodwill and other intangible assets.

70	SNAP-ON INCORPORATED

Accumulated other comprehensive loss: The components of “Accumulated other comprehensive loss” (“Accumulated OCI”) on the accompanying Consolidated Balance Sheets as of 2009 and 2008 year end are as follows:

(Amounts in millions)	2009	2008
Foreign currency translation adjustment	$130.9	$63.0
Unamortized loss on pension and postretirement benefit plans, net of tax of $119.1 million and $101.5 million, respectively	(199.7)	(167.7)
Other	0.4	(1.8)

Accumulated other comprehensive loss	$(68.4)	$(106.5)

New accounting standards

Accounting Standards Codification

Snap-on adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“the Codification”) at the beginning of its 2009 fiscal third quarter. The Codification, which was issued in June 2009, is the new source of authoritative U.S. GAAP. The Codification reorganizes current U.S. GAAP into a topical format that eliminates the previous U.S. GAAP hierarchy and establishes two levels of U.S. GAAP – authoritative and non-authoritative. The Codification superseded all existing non-SEC accounting and reporting standards upon its effective date and carries the same level of authority as pronouncements issued under the previous hierarchy of U.S. GAAP. The adoption of the Codification did not have a significant impact on the company’s Consolidated Financial Statements.

Subsequent Events

At the beginning of its 2009 fiscal second quarter, Snap-on adopted guidance related to the accounting and disclosure of subsequent events. This guidance, which was issued by the FASB in May 2009, establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). Specifically, the pronouncement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The adoption of this pronouncement, which provides largely the same guidance on subsequent events that previously existed only in auditing literature, did not have a significant effect on the company’s Consolidated Financial Statements.

Noncontrolling Interests in Consolidated Financial Statements

Snap-on adopted the FASB’s accounting and disclosure guidance for noncontrolling interests at the beginning of its 2009 fiscal year. The adoption of this guidance, which is being applied prospectively, except for the presentation and disclosure requirements that were applied retrospectively for all periods presented upon adoption, did not have a significant effect on the company’s Consolidated Financial Statements.

Derivative Instruments and Hedging Activities

At the beginning of its 2009 fiscal year, Snap-on adopted the FASB’s disclosure requirements for derivative instruments and hedging activities that require additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives. The adoption of this guidance did not have a significant effect on the company’s Consolidated Financial Statements. See Note 10 for further information.

Intangible Assets

At the beginning of its 2009 fiscal year, Snap-on adopted the FASB’s guidance regarding the useful life of intangible assets. This guidance requires entities to disclose information for recognized intangible assets that enables users of financial statements to understand the extent to which expected future cash flows associated with intangible assets are affected by the entity’s intent or ability to renew or extend the arrangement associated with the intangible asset. The guidance also amends the factors an entity should consider in developing the renewal or extension assumptions used in determining the useful life of recognized intangible assets. This guidance was applied prospectively to intangible assets acquired after the effective date; the disclosure requirements are being applied to all intangible assets recognized as of, and after, the effective date. The adoption of this guidance did not have a significant effect on the company’s Consolidated Financial Statements.

2009 ANNUAL REPORT	71

Notes to Consolidated Financial Statements (continued)

Business Combinations

At the beginning of its 2009 fiscal year, Snap-on adopted the FASB’s guidance that established accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its consolidated financial statements from a business combination. The provisions of this guidance were effective for Snap-on for all business combinations with an acquisition date on or after January 4, 2009, the beginning of Snap-on’s 2009 fiscal year. This guidance also requires that any changes to tax positions for acquisitions made prior to January 4, 2009, be recorded as an adjustment to income tax expense in the period of change. The adoption of this guidance did not have a significant effect on the company’s Consolidated Financial Statements.

Fair Value Measurements

At the beginning of its 2008 fiscal year, Snap-on adopted the FASB’s guidance related to fair value measurements for financial assets and liabilities. In February 2008, the FASB issued additional guidance that provided a one year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Snap-on adopted the provisions of the additional guidance with respect to its non-financial assets and liabilities at the beginning of its 2009 fiscal year. These pronouncements define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, expand disclosures about fair value measurements and establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority (“Level 3”) to unobservable inputs. Fair value measurements primarily based on observable market information are given a “Level 2” priority. The adoption of this guidance did not have a significant effect on the company’s Consolidated Financial Statements. See Note 18 for further information.

Measuring Liabilities at Fair Value

At the beginning of its 2009 fiscal fourth quarter, Snap-on adopted the FASB’s guidance related to measuring the fair value of liabilities. In August 2009, the FASB issued an amendment to its previously released guidance on measuring the fair value of liabilities, which became effective for Snap-on at the beginning of its 2009 fiscal fourth quarter. The pronouncement provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (i) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset; or b) quoted prices for similar liabilities or similar liabilities when traded as assets; and/or (ii) a valuation technique that is consistent with the principles of an income or market approach. The pronouncement also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have a significant effect on the company’s Consolidated Financial Statements.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued an amendment to its previously released guidance on revenue arrangements with multiple deliverables; this guidance becomes effective for Snap-on at the beginning of its 2011 fiscal year. The pronouncement addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The pronouncement may be applied retrospectively or prospectively for new or materially modified arrangements and early adoption is permitted. The company is currently assessing the impact of adopting this guidance and does not believe that the adoption will have a significant impact on the company’s Consolidated Financial Statements.

Certain Revenue Arrangements that Include Software Elements

In October 2009, the FASB issued an amendment to its previously released guidance on certain revenue arrangements that include software elements, which becomes effective for Snap-on at the beginning of its 2011 fiscal year. The pronouncement removes tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product’s essential functionality and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The pronouncement may be applied retrospectively or prospectively for new or materially modified arrangements and early adoption is permitted. The company is currently assessing the impact of adopting this guidance and does not believe that the adoption will have a significant impact on the company’s Consolidated Financial Statements.

72	SNAP-ON INCORPORATED

Note 2: Acquisitions

On July 16, 2009, Snap-on terminated its SOC financial services joint venture agreement with CIT and subsequently acquired CIT’s 50%-ownership interest in SOC for a cash purchase price of $8.1 million. As a result of acquiring CIT’s ownership interest, SOC became a wholly owned subsidiary of Snap-on. The $8.1 million purchase price represents the book value, and approximates the fair value, of CIT’s ownership interest in SOC as of the acquisition date; no goodwill or intangible assets were recorded as a result of this acquisition.

Since 2004, Snap-on has included the accounts of SOC in its consolidated financial statements as Snap-on concluded that it was the primary beneficiary of the joint venture arrangement. For segment reporting purposes, the results of operations and assets of SOC will continue to be included in Financial Services. Pro forma financial information has not been presented as the effects of this acquisition were not material to Snap-on’s results of operations or financial position.

On March 5, 2008, Snap-on acquired a 60% interest in Zhejiang Wanda Tools Co., Ltd. (“Wanda Snap-on”), a tool manufacturer in China, for a total purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs. The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions. The Wanda Snap-on joint venture agreement granted a redeemable noncontrolling interest right to the noncontrolling shareholder, exercisable beginning in 2011, that could require Snap-on to acquire the noncontrolling interest at a purchase price of either 65.3 million Chinese yuan (approximately $9.6 million at 2009 year-end exchange rates) or 76.2 million Chinese yuan (approximately $11.2 million at 2009 year-end exchange rates) if certain financial metrics (as defined in the joint venture agreement) are reached during the five-year period subsequent to the acquisition date. On December 10, 2009, Snap-on entered into an agreement to acquire the noncontrolling shareholder’s 40% interest in Wanda Snap-on for a purchase price of 52.3 million Chinese yuan (approximately $7.7 million at 2009 year-end exchange rates). The transaction is subject to local governmental approval and is expected to close during the first quarter of 2010.

The following summarizes the changes in the redeemable noncontrolling interest for 2009 and 2008:

(Amounts in millions)	2009	2008
Beginning of year	$4.3	$–
Redeemable noncontrolling interest acquired	–	4.9
Net loss	(1.0)	(0.6)

End of year	$3.3	$4.3

For segment reporting purposes, the results of operations and assets of Wanda Snap-on are included in the Commercial & Industrial Group. Pro forma financial information has not been presented as the effects of the acquisition were not material to Snap-on’s results of operations or financial position.

Note 3: Accounts Receivable

Snap-on’s accounts receivable consist of (i) trade and other accounts receivable; (ii) contract receivables; and (iii) finance receivables. Trade and other accounts receivable primarily arise from the sale of tools, diagnostics and equipment to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel on a non-extended-term basis with payment terms generally ranging from 30 to 120 days. Contract receivables, with payment terms of up to 10 years, are comprised of extended-term installment loans to a broad base of industrial and other customers worldwide, including shop owners, both independents and national chains, for their purchase of tools, diagnostics and equipment. Contract receivables also include extended-term installment loans to franchisees to meet a number of financing needs including van and truck leases, working capital loans, and loans to enable new franchisees to fund the purchase of the franchise. Finance receivables are comprised of extended-term installment loans to technicians (i.e. franchisees’ customers) to enable them to purchase tools, diagnostics and equipment on an extended-term payment plan, generally with average payment terms of 32 months. Contract and finance receivables are generally secured by the underlying tools, diagnostics or equipment financed and, for installment loans to franchisees, other franchisee assets.

2009 ANNUAL REPORT	73

Notes to Consolidated Financial Statements (continued)

The components of Snap-on’s current accounts receivable at 2009 and 2008 year end are as follows:

(Amounts in millions)	2009	2008
Trade and other accounts receivable	$440.8	$486.5
Contract receivables, net of unearned finance charges of $4.0 million and $2.6 million	34.5	22.8
Finance receivables, net of unearned finance charges of $6.8 million and $5.7 million	126.2	39.1

Total	601.5	548.4

Allowances for doubtful accounts:
Trade and other accounts receivable	(26.4)	(24.3)
Contract receivables	(1.6)	–
Finance receivables	(3.9)	(2.0)

Total	(31.9)	(26.3)

Total current accounts receivable – net	$569.6	$522.1

Trade and other accounts receivable – net	$414.4	$462.2
Contract receivables – net	32.9	22.8
Finance receivables – net	122.3	37.1

Total current accounts receivable – net	$569.6	$522.1

The components of Snap-on’s contract and finance receivables with payment terms beyond one year at 2009 and 2008 year end are as follows:

(Amounts in millions)	2009	2008
Contract receivables, net of unearned finance charges of $5.9 million and $6.5 million	$73.2	$38.0
Finance receivables, net of unearned finance charges of $8.0 million and $6.9 million	184.1	29.3

Total	257.3	67.3

Allowances for doubtful accounts:
Contract receivables	(2.5)	–
Finance receivables	(6.2)	–

Total	(8.7)	–

Total long-term accounts receivable – net	$248.6	$67.3

Contract receivables – net	$70.7	$38.0
Finance receivables – net	177.9	29.3

Total long-term accounts receivable – net	$248.6	$67.3

Long-term contract and finance receivables installments, net of unearned finance charges, as of 2009 year end are scheduled as follows:

	2009
(Amounts in millions)	Contract Receivables	Finance Receivables
Due in Months:
13 – 24	$22.3	$84.8
25 – 36	16.5	63.9
37 – 48	11.5	23.8
49 – 60	8.2	11.4
Thereafter	14.7	0.2

Total	$73.2	$184.1

74	SNAP-ON INCORPORATED

The following is a rollforward of the allowances for doubtful accounts for 2009, 2008 and 2007:

(Amounts in millions)	Balance at Beginning of Year	Expenses	Deductions (1)	Balance at End of Year
Allowances for doubtful accounts:
2009	$26.3	$33.5	$(19.2)	$40.6
2008	31.7	12.9	(18.3)	26.3
2007	32.9	20.7	(21.9)	31.7

(1)	Represents write-offs of bad debts, net of recoveries, and the net impact of currency translation.

The $33.5 million of bad debt expense in 2009 included increased expense primarily related to the growth of the on-book receivables at SOC. Bad debt expense in 2008 of $12.9 million reflected the impact of favorable loss experience in the Snap-on Tools Group.

SOC originates contract and finance receivables on sales of Snap-on product sold through the U.S. franchisee and customer network and to Snap-on’s industrial and other customers; Snap-on’s foreign finance subsidiaries provide similar financing internationally. Interest income on contract and finance receivables is recognized using the effective interest method and is included in “Financial services revenue” on the accompanying Consolidated Statements of Earnings. The recognition of finance income is generally suspended and the estimated uncollectible receivable amount written off to the allowance for doubtful accounts when the contract or finance receivable becomes approximately 90 or 150 days delinquent, depending on the type of loan. The accrual of finance income is resumed when the receivable becomes contractually current and collection doubts are removed. Financing receivables on non-accrual status at 2009 and 2008 year end were insignificant.

Prior to July 16, 2009, SOC sold a substantial portion of its portfolio of contract and finance loan originations to CIT on a limited recourse basis; SOC retained the right to service such loans for a contractual servicing fee. At 2009 year end, the remaining portfolio of receivables owned by CIT that is being serviced by SOC was approximately $590 million, down from approximately $830 million at July 16, 2009. As loan originations were sold to CIT, SOC recognized a servicing asset since the contractual servicing fee provided SOC with more than adequate compensation for the level of services provided. Contractual servicing fees were $8.3 million for 2009, $9.2 million for 2008 and $9.3 million for 2007.

Servicing assets are included in “Prepaid expenses and other assets” in the accompanying Consolidated Balance Sheets. The remaining servicing assets of $1.5 million at 2009 year end are being amortized over the remaining life of the contracts. The following summarizes the servicing assets activity for 2009 and 2008:

(Amounts in millions)	2009	2008
Servicing assets at beginning of year	$3.9	$6.9
Originated	2.5	4.4
Amortized	(4.9)	(7.4)

Servicing assets at end of year	$1.5	$3.9

Note 4: Inventories

Inventories by major classification at 2009 and 2008 year end are as follows:

(Amounts in millions)	2009	2008
Finished goods	$254.3	$342.2
Work in progress	28.3	30.5
Raw materials	60.5	69.8

Total FIFO value	343.1	442.5
Excess of current cost over LIFO cost	(68.4)	(83.3)

Total inventories – net	$274.7	$359.2

2009 ANNUAL REPORT	75

Notes to Consolidated Financial Statements (continued)

Inventories accounted for using the FIFO method as of year-end 2009 and 2008 approximated 66% and 64%, respectively, of total inventories. The company accounts for its non-U.S. inventory on the FIFO method. As of 2009 year end, approximately 28% of the company’s U.S. inventory was accounted for using the FIFO method and 72% was accounted for using the LIFO method. LIFO inventory liquidations resulted in a reduction of “Cost of goods sold” on the accompanying Consolidated Statements of Earnings of $9.5 million in 2009 and $4.6 million in 2007; there were no LIFO inventory liquidations in 2008.

Note 5: Property and Equipment

Snap-on’s property and equipment values, which are carried at cost, at 2009 and 2008 year end are as follows:

(Amounts in millions)	2009	2008
Land	$22.9	$20.7
Buildings and improvements	250.1	227.6
Machinery, equipment and computer software	621.7	556.2

	894.7	804.5
Accumulated depreciation and amortization	(546.9)	(476.7)

Property and equipment – net	$347.8	$327.8

The estimated service lives of property and equipment are principally as follows:

Buildings and improvements	3 to 50 years
Machinery, equipment and computer software	2 to 15 years

The cost and accumulated depreciation of property and equipment under capital leases as of 2009 and 2008 year end are as follows:

(Amounts in millions)	2009	2008
Buildings and improvements	$25.1	$25.5
Machinery, equipment and computer software	1.6	–
Accumulated depreciation	(6.3)	(5.1)

Net book value	$20.4	$20.4

The current portions of the capital lease obligations are included in “Other accrued liabilities” and the long-term portions are included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.

Depreciation expense was $49.9 million, $47.9 million and $53.5 million in 2009, 2008 and 2007, respectively.

Note 6: Intangible and Other Assets

The changes in the carrying amount of goodwill by segment for 2009 and 2008 are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Diagnostics & Information Group	Total
Balance at 2007 year end	$373.5	$12.5	$432.8	$818.8
Currency translation	(19.0)	–	(8.1)	(27.1)
Acquisitions	10.1	–	–	10.1

Balance at 2008 year end	364.6	12.5	424.7	801.8
Currency translation	10.2	–	2.3	12.5

Balance at 2009 year end	$374.8	$12.5	$427.0	$814.3

76	SNAP-ON INCORPORATED

Additional disclosures related to other intangible assets at 2009 and 2008 year end are as follows:

	2009		2008
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$135.1	$(28.3)	$133.2	$(19.2)
Developed technology	19.4	(13.1)	18.7	(8.6)
Internally developed software	54.4	(30.5)	46.6	(21.1)
Patents	30.8	(18.4)	31.5	(17.3)
Trademarks	1.9	(0.5)	1.9	(0.5)
Other	11.4	(2.0)	9.6	(1.0)

Total	253.0	(92.8)	241.5	(67.7)
Non-amortized trademarks	46.0	–	44.5	–

Total other intangible assets	$299.0	$(92.8)	$286.0	$(67.7)

Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, loss of key customers and/or changes in technology or markets, could require a provision for impairment in a future period.

The weighted-average amortization periods related to other intangible assets are as follows:

(In years)	Weighted-average Amortization
Customer relationships	16
Developed technology	5
Internally developed software	3
Patents	16
Trademarks	39
Other	46

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

The aggregate amortization expense for 2009, 2008 and 2007 was $24.7 million, $24.1 million and $22.2 million, respectively. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $21.9 million in 2010, $18.7 million in 2011, $15.3 million in 2012, $11.3 million in 2013, and $9.9 million in 2014.

2009 ANNUAL REPORT	77

Notes to Consolidated Financial Statements (continued)

The company has various insurance policies on the lives of certain former executive officers. Snap-on’s investment in these policies is recorded net of policy loans in “Other assets” on the accompanying Consolidated Balance Sheets. The policy loans carry a variable interest rate (currently at 6.4%), require interest only payments annually, and are collateralized by the cash value of the life insurance policies. The interest rate charged on the policy loans may be adjusted annually based on a corporate bond yield as published by Moody’s Investors Service. A summary of the net cash value of life insurance at 2009 and 2008 year end is as follows:

(Amounts in millions)	2009	2008
Cash surrender value of life insurance	$9.4	$8.7
Policy loans outstanding	(9.1)	(5.9)

Net cash value of life insurance	$0.3	$2.8

Note 7: Exit and Disposal Activities

Snap-on recorded costs associated with exit and disposal activities of $22.0 million and $14.7 million during 2009 and 2008, respectively. The costs associated with exit and disposal activities, by operating segment, in 2009 and 2008 are as follows:

(Amounts in millions)	2009	2008
Exit and disposal costs:
Cost of goods sold
Commercial & Industrial	$14.1	$(0.4)
Snap-on Tools	0.3	1.4
Diagnostics & Information	1.1	1.1

Total cost of goods sold	15.5	2.1

Operating expenses
Commercial & Industrial	4.1	4.6
Snap-on Tools	1.2	5.9
Diagnostics & Information	0.8	1.8
Corporate	0.2	0.3

Total operating expenses	6.3	12.6

Financial Services expenses	0.2	–

Total restructuring expenses
Commercial & Industrial	18.2	4.2
Snap-on Tools	1.5	7.3
Diagnostics & Information	1.9	2.9
Financial Services	0.2	–
Corporate	0.2	0.3

Total restructuring expenses	$22.0	$14.7

Of the $22.0 million of costs incurred in 2009, $18.1 million qualified for accrual treatment. Of the $14.7 million of costs incurred in 2008, $11.9 million qualified for accrual treatment. Costs associated with exit and disposal activities in 2009 primarily related to headcount reductions from (i) the ongoing evaluation of the company’s cost structure in light of the economic downturn, including actions to improve the company’s cost structure in Europe; (ii) the company’s ongoing efforts to enhance efficiency and productivity; (iii) the consolidation of the company’s power tools manufacturing operations in the United States; and (iv) various management and other realignment actions at other Snap-on facilities.

78	SNAP-ON INCORPORATED

Snap-on’s exit and disposal accrual activity related to 2009 and 2008 actions was as follows:

(Amounts in millions)	Balance at 2007 Year End	Provision in 2008	Usage in 2008	Balance at 2008 Year End	Provision in 2009	Usage in 2009	Balance at 2009 Year End
Severance costs:
Commercial & Industrial	$7.7	$3.3	$(5.4)	$5.6	$13.7	$(9.7)	$9.6
Snap-on Tools	0.8	6.1	(2.9)	4.0	1.4	(3.7)	1.7
Diagnostics & Information	3.2	1.9	(3.2)	1.9	1.8	(2.7)	1.0
Corporate	–	0.2	(0.1)	0.1	0.2	(0.3)	–

Facility-related costs:
Commercial & Industrial	–	–	–	–	0.7	–	0.7
Snap-on Tools	0.1	0.3	(0.2)	0.2	0.3	(0.1)	0.4
Diagnostics & Information	0.3	0.1	(0.3)	0.1	–	(0.1)	–
Corporate	0.1	–	–	0.1	–	(0.1)	–

Total	$12.2	$11.9	$(12.1)	$12.0	$18.1	$(16.7)	$13.4

Since year-end 2008, Snap-on has reduced headcount by approximately 950 employees as part of its restructuring actions. While the majority of the exit and disposal accrual will be utilized in 2010, approximately $0.7 million of facility-related costs, primarily related to longer-term lease obligations, will extend beyond 2010.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 8: Income Taxes

The source of earnings before income taxes and equity earnings consisted of the following:

(Amounts in millions)	2009	2008	2007
United States	$173.1	$246.1	$165.9
Foreign	32.2	111.7	118.3

Total	$205.3	$357.8	$284.2

The provision (benefit) for income taxes consisted of the following:

(Amounts in millions)	2009	2008	2007
Current:
Federal	$30.3	$35.9	$39.3
Foreign	20.4	28.6	40.5
State	7.2	7.0	5.0

Total current	57.9	71.5	84.8

Deferred:
Federal	12.5	40.2	12.0
Foreign	(11.4)	0.9	(7.4)
State	3.7	5.2	3.1

Total deferred	4.8	46.3	7.7

Total income tax provision	$62.7	$117.8	$92.5

2009 ANNUAL REPORT	79

Notes to Consolidated Financial Statements (continued)

Following is a reconciliation of the statutory federal income tax rate to Snap-on’s effective tax rate:

	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	3.3	2.4	1.7
Noncontrolling interests	(1.8)	(0.7)	(0.7)
Repatriation of foreign earnings	(4.0)	–	–
Change in valuation allowance for foreign losses	1.3	(0.8)	(0.1)
Adjustments to tax accruals and reserves	(1.7)	0.3	(0.9)
Foreign rate differences	(0.4)	(2.6)	(1.9)
Other	(1.2)	(0.7)	(0.6)

Effective tax rate	30.5%	32.9%	32.5%

Temporary differences that give rise to the net deferred income tax asset as of 2009, 2008 and 2007 year end are as follows:

(Amounts in millions)	2009	2008	2007
Current deferred income tax assets (liabilities):
Inventories	$20.8	$15.5	$21.1
Accruals not currently deductible	45.8	48.7	61.3
Other	(0.8)	(1.0)	2.9

Total current (included in deferred income tax assets and other accrued liabilities)	65.8	63.2	85.3

Long-term deferred income tax assets (liabilities):
Employee benefits	113.9	95.9	27.0
Net operating losses	44.9	40.9	39.3
Depreciation and amortization	(110.3)	(93.9)	(77.4)
SOC securitization	(28.1)	(34.4)	(33.0)
Valuation allowance	(33.7)	(31.6)	(35.5)
Equity-based compensation	4.3	10.1	10.7
Other	(0.6)	(4.8)	(0.3)

Total long term	(9.6)	(17.8)	(69.2)

Net deferred income tax asset	$56.2	$45.4	$16.1

As of 2009 year end, Snap-on had tax net operating loss carryforwards totaling $174.7 million as follows:

(Amounts in millions)	State	United States	Foreign	Total
Year of expiration:
2010-2014	$3.8	$–	$21.9	$25.7
2015-2019	9.6	–	1.1	10.7
2020-2024	12.3	–	13.6	25.9
2025-2029	6.3	–	0.4	6.7
Indefinite	–	–	105.7	105.7

Total net operating loss carryforwards	$32.0	$–	$142.7	$174.7

80	SNAP-ON INCORPORATED

A valuation allowance totaling $33.7 million, $31.6 million and $35.5 million at the end of 2009, 2008 and 2007, respectively, has been established for deferred income tax assets related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2009 and 2008:

(Amounts in millions)	2009	2008
Unrecognized tax benefits at beginning of year	$20.6	$18.7
Gross increases – tax positions in prior periods	7.0	0.6
Gross decreases – tax positions in prior periods	–	(0.7)
Gross increases – tax positions in the current period	1.9	0.5
Settlement with taxing authorities	(1.1)	–
Increases related to acquired business	–	1.9
Lapsing of statutes of limitations	(10.9)	(0.4)

Unrecognized tax benefits at end of year	$17.5	$20.6

Of the $17.5 million and $20.6 million of unrecognized tax benefits at the end of 2009 and 2008, approximately $15.0 million and $18.1 million, respectively, would impact the effective income tax rate if recognized.

Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During 2009, the company reversed a net $1.6 million of interest and penalties to income associated with unrecognized tax benefits. During 2008 and 2007, the company provided a net $0.7 million and $1.2 million, respectively, of interest and penalties expense. As of 2009, 2008 and 2007 year end, the company has provided for $3.6 million, $5.1 million and $3.4 million, respectively, of accrued interest and penalties related to unrecognized tax benefits. The unrecognized tax benefits and related accrued interest and penalties are included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. Snap-on and its subsidiaries are routinely examined by tax authorities in certain of these jurisdictions and it is reasonably possible that some of these examinations may be resolved within the next 12 months. Due to the potential resolution of these global examinations, it is reasonably possible that Snap-on’s gross unrecognized tax benefits may decrease by a range of zero to $8.8 million over the next 12 months.

With few exceptions, Snap-on is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years prior to 2005, and Snap-on is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2003.

The undistributed earnings of all non-U.S. subsidiaries totaled $339.5 million, $416.0 million and $338.5 million at the end of 2009, 2008 and 2007, respectively. Snap-on has not provided any deferred taxes on these undistributed earnings as it considers the undistributed earnings to be permanently invested. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

2009 ANNUAL REPORT	81

Notes to Consolidated Financial Statements (continued)

Note 9: Short-term and Long-term Debt

Short-term and long-term debt at 2009 and 2008 year end consisted of the following:

(Amounts in millions)	2009	2008
Floating rate unsecured note due 2010	$150.0	$150.0
6.25% unsecured notes due 2011	200.0	200.0
5.85% unsecured notes due 2014	100.0	–
5.50% unsecured notes due 2017	150.0	150.0
6.70% unsecured notes due 2019	200.0	–
6.125% unsecured notes due 2021	250.0	–
Other debt	16.8*	15.4*

	1,066.8	515.4
Less: notes payable and current maturities of long-term debt	(164.7)	(12.0)

Total long-term debt	$902.1	$503.4

*	Includes fair value adjustments related to interest rate swaps

The annual maturities of Snap-on’s long-term debt due in the next five years are $150.0 million in 2010, $200.0 million in 2011, no maturities in 2012 or 2013, and $100.0 million in 2014. On January 12, 2010, Snap-on repaid the $150.0 million floating rate unsecured note with available cash.

The weighted-average interest rate on the $150 million unsecured floating rate note was 1.05% in 2009 and 3.82% in 2008. At 2009 year end, the interest rate was 0.41%, as compared to 4.88% at 2008 year end.

Average commercial paper and notes payable outstanding were $15.2 million in 2009 and $68.1 million in 2008. The weighted-average interest rate on these instruments was 6.94% in 2009 and 4.33% in 2008. At year-end 2009, the weighted-average interest rate on outstanding notes payable was 5.34%, as compared to 8.32% in 2008. No commercial paper was outstanding at 2009 or 2008 year end.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012; as of 2009 year end, no amounts were outstanding under this revolving credit facility. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of 2009 year end, the company’s actual ratios of 0.45 and 3.36, respectively, were both within the permitted ranges as set forth in this financial covenant.

Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit at 2009 year end. The committed bank lines consist of two $10 million lines of credit that expire on July 27, 2010, and August 29, 2010, respectively.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility discussed above, Snap-on’s debt agreements and credit facilities also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. At 2009 year end, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

Note 10: Financial Instruments

Derivatives: All derivative instruments are reported in the Consolidated Financial Statements at fair value. Changes in the fair value of derivatives are recorded each period in earnings or on the accompanying Consolidated Balance Sheets, depending on whether the derivative is designated and effective as part of a hedged transaction. Gains or losses on derivative instruments recorded in Accumulated OCI must be reclassified to earnings in the period in which earnings are affected by the underlying hedged item and the ineffective portion of all hedges must be recognized in earnings in the period that such portion is determined to be ineffective.

82	SNAP-ON INCORPORATED

The criteria used to determine if hedge accounting treatment is appropriate are (i) the designation of the hedge to an underlying exposure; (ii) whether or not overall risk is being reduced; and (iii) if there is a correlation between the value of the derivative instrument and the underlying hedged item. On the date a derivative contract is entered into, Snap-on designates the derivative as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a natural hedging instrument whose change in fair value is recognized as an economic hedge against changes in the values of the hedged item. Snap-on does not use derivative instruments for speculative or trading purposes.

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

At 2009 year end, Snap-on had $197.8 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $104.4 million in euros, $69.1 million in Swedish kronor, $30.4 million in Australian dollars, $25.1 million in British pounds, $12.3 million in Singapore dollars, $5.0 million in Norwegian krone, $2.5 million in Mexican pesos, and $3.2 million in other currencies, and sell contracts comprised of $39.5 million in Canadian dollars, $7.7 million in Japanese yen, $3.3 million in Turkish lira, and $3.7 million in other currencies. At 2008 year end, Snap-on had $169.2 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $67.4 million in euros, $60.0 million in Swedish kronor, $20.6 million in Australian dollars, $6.5 million in Singapore dollars, $5.4 million in Canadian dollars, $5.0 million in British pounds, $4.0 million in Norwegian krone, $1.9 million in Danish kroner, and $2.0 million in other currencies, and various sell contracts in other currencies totaling $3.6 million.

Interest Rate Risk Management: Snap-on’s interest rate risk management policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities.

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense. For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $50 million at both 2009 and 2008 year end. No interest rate swaps classified as cash flow hedges were outstanding in 2009 or 2008.

Treasury Lock Agreements: In 2009, Snap-on entered into treasury lock agreements to manage the potential change in interest rates in anticipation of issuing fixed rate debt. Prior to the company’s termination of the financial services joint venture agreement with CIT, Snap-on also entered into treasury lock agreements to manage the risk associated with changing benchmark interest rates on its extended contract installment loans that were sold to CIT. Treasury lock agreements are accounted for as cash flow hedges. The effective differentials paid or received on treasury lock agreements related to credit installment loans are recognized as adjustments to “Financial services revenue” on the accompanying Consolidated Statements of Earnings. The effective differentials paid or received on treasury lock agreements related to the anticipated issuance of fixed rate debt are recognized as adjustments to “Interest expense” on the accompanying Consolidated Statements of Earnings.

2009 ANNUAL REPORT	83

Notes to Consolidated Financial Statements (continued)

During 2009, Snap-on settled treasury locks of (i) $109 million related to the settlement of extended credit installment receivables sold to CIT; (ii) $225 million associated with the forecasted principal debt issuance related to the company’s offerings of $300 million of fixed rate, long-term notes on February 24, 2009, and $250 million of fixed rate, long-term notes on August 14, 2009. There were no treasury locks outstanding at 2009 year end. The notional amount of treasury locks outstanding and designated as cash flow hedges was $51 million at 2008 year end.

The following table represents the fair value of derivative instruments included within the Consolidated Balance Sheets at 2009 and 2008 year end:

		2009		2008
(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap agreements	Other assets	$2.5	$–	$3.1	$–

Treasury lock agreements	Other accrued liabilities	–	–	–	2.8
Firm commitment agreements	Other accrued liabilities	–	–	–	0.2

Total		$2.5	$–	$3.1	$3.0

Derivatives Not Designated as Hedging Instruments:
Foreign exchange forwards	Prepaid expenses and other assets	$3.1	$–	$10.5	$–
Foreign exchange forwards	Other accrued liabilities	–	8.5	–	16.1

Total		$3.1	$8.5	$10.5	$16.1

Total derivative instruments		$5.6	$8.5	$13.6	$19.1

The following table represents the effect of derivative instruments designated as fair value hedges as included in the Consolidated Statements of Earnings:

		Effective Portion of Gain / (Loss) Recognized in Income
(Amounts in millions)	Statement of Earnings Presentation	2009	2008
Derivatives Designated as Fair Value Hedges:
Interest rate swap agreements	Interest Expense	$1.8	$1.0

84	SNAP-ON INCORPORATED

The following tables represent the effect of derivative instruments designated as cash flow hedges as included in Accumulated OCI on the Consolidated Balance Sheets and the Consolidated Statements of Earnings:

(Amounts in millions)	Effective Portion of Gain / (Loss) Recognized in Accumulated OCI			Effective Portion of Gain / (Loss) Reclassified from Accumulated OCI into Income
	2009	2008	Statement of Earnings Presentation	2009	2008
Derivatives Designated as Cash Flow Hedges:
Treasury lock agreements	$0.6	$–	Interest expense	$–	$–
Treasury lock agreements	$(0.3)	$(1.8)	Financial services revenue	$(3.1)	$(0.8)

Firm commitment agreements	$–	$(0.1)	Net sales	$(0.2)	$–

The following table represents the effect of derivative instruments not designated as hedging instruments as included in the Consolidated Statements of Earnings:

		Gain / (Loss) Recognized in Income
(Amounts in millions)	Statement of Earnings Presentation	2009	2008
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forwards	Other income (expense) – net	$9.3	$(45.5)

As discussed above, Snap-on’s foreign exchange forward contracts are typically not designated as hedges for financial reporting purposes. The fair value changes of derivatives not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. The $9.3 million derivative gain recognized in 2009 was offset by transaction losses on net exposures of $8.7 million, resulting in a net foreign exchange gain of $0.6 million. The $45.5 million derivative loss recognized in 2008 was offset by transaction gains on net exposures of $44.2 million, resulting in a net foreign exchange loss of $1.3 million. The resulting net foreign exchange gains and losses are included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. See Note 17 for additional information on “Other income (expense) – net.”

See Note 18 for a description of how the above financial instruments are valued in accordance with U.S. GAAP; see the accompanying Consolidated Statements of Comprehensive Income for additional information on changes in comprehensive income.

At 2009 year end, the maximum maturity date of any fair value hedge was two years. During the next 12 months, Snap-on expects to reclassify into earnings net losses from Accumulated OCI of approximately $48,000 after tax at the time the underlying hedge transactions are realized.

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

2009 ANNUAL REPORT	85

Notes to Consolidated Financial Statements (continued)

Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements at 2009 and 2008 year end are as follows:

	2009		2008
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Contract receivables – net	$103.6	$113.0	$60.8	$80.0
Finance receivables – net	300.2	358.8	66.4	92.0
Long-term debt and notes payable and current maturities of long-term debt	1,066.8	1,118.0	515.4	511.0

The following methods and assumptions were used in estimating the fair value of financial instruments:

•

Contract and finance receivables include both short-term and long-term receivables. The fair value was based on a discounted cash flow analysis that was performed over the average life of the financing receivables using a current market discount rate of a similar term adjusted for credit quality.

•

Long-term debt and current maturities fair value was estimated based on quoted market values of Snap-on’s publicly traded senior debt. The carrying value of long-term debt includes adjustments related to fair value hedges.

•

The fair value of all other financial instruments including cash equivalents, trade and other accounts receivable, accounts payable, and other financial instruments approximates such instruments’ carrying value due to their short-term nature.

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

The status of Snap-on’s pension plans at 2009 and 2008 year end are as follows:

(Amounts in millions)	2009	2008
Change in projected benefit obligation:
Benefit obligation at beginning of year	$871.5	$888.8
Service cost	16.5	19.4
Interest cost	53.8	53.0
Plan participants’ contributions	1.3	1.6
Plan curtailments	0.1	–
Plan settlements	–	(2.7)
Benefits paid	(50.5)	(44.4)
Plan amendments	0.3	2.3
Plan combinations	–	3.6
Actuarial (gain) loss	63.3	(23.4)
Net transfer in	0.1	–
Foreign currency impact	12.3	(26.7)

Benefit obligation at end of year	$968.7	$871.5

86	SNAP-ON INCORPORATED

(Amounts in millions)	2009	2008
Change in plan assets:
Fair value of plan assets at beginning of year	$666.9	$860.6
Actual return (loss) on plan assets	79.2	(142.0)
Plan participants’ contributions	1.3	1.6
Employer contributions	9.8	12.7
Plan settlements	–	(2.7)
Benefits paid	(50.5)	(44.4)
Plan combinations	–	2.8
Foreign currency impact	9.5	(21.7)

Fair value of plan assets at end of year	$716.2	$666.9

Unfunded status at end of year	$(252.5)	$(204.6)

Amounts recognized in the Consolidated Balance Sheets at 2009 and 2008 year end consist of:

(Amounts in millions)	2009	2008
Other assets	$0.6	$0.7
Accrued benefits	(4.2)	(3.9)
Pension liabilities	(248.9)	(201.4)

Net liability	$(252.5)	$(204.6)

The amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets are as follows:

(Amounts in millions)	2009	2008
Net loss, net of tax of $115.4 million and $101.3 million, respectively	$(193.4)	$(167.1)
Prior service cost, net of tax of $2.6 million and $3.0 million, respectively	(4.6)	(5.0)

	$(198.0)	$(172.1)

The accumulated benefit obligation for Snap-on’s pension plans at year-end 2009 and 2008 was $920.5 million and $828.7 million, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for Snap-on’s pension plans in which the accumulated benefit obligation exceeds the fair value of plan assets at year-end 2009 and 2008 are as follows:

(Amounts in millions)	2009	2008
Projected benefit obligation	$933.5	$789.9
Accumulated benefit obligation	890.3	761.4
Fair value of plan assets	681.0	592.9

2009 ANNUAL REPORT	87

Notes to Consolidated Financial Statements (continued)

The components of net periodic benefit cost and other amounts recognized in “Other comprehensive income (loss)” (“OCI”) are as follows:

(Amounts in millions)	2009	2008	2007
Net periodic benefit cost:
Service cost	$16.5	$19.4	$21.6
Interest cost	53.8	53.0	49.6
Expected return on plan assets	(60.4)	(68.4)	(64.5)
Amortization of prior service cost	1.3	1.3	1.2
Amortization of unrecognized loss	6.7	1.1	7.2
Amortization of net transition asset	–	(0.1)	(0.2)
Curtailment loss recognized	0.1	–	0.6
Settlement loss recognized	–	0.8	–

Net periodic benefit cost	18.0	7.1	15.5
Other changes in benefit obligations recognized in OCI:
Prior service cost	(0.4)	0.6	(1.0)
Net loss (gain)	26.3	113.0	(47.5)
Transition asset	–	0.1	0.1

Total recognized in OCI	25.9	113.7	(48.4)

Total recognized in net periodic benefit cost and OCI	$43.9	$120.8	$(32.9)

The amounts in Accumulated OCI that are expected to be amortized as net expense during 2010 are as follows:

(Amounts in millions)	Amount
Amortization of prior service cost	$1.2
Amortization of unrecognized loss	19.5

Total to be recognized in net periodic benefit cost	$20.7

The worldwide weighted-average assumptions used to determine Snap-on’s full-year pension costs are as follows:

	2009	2008	2007
Discount rate	6.2%	6.3%	5.6%
Expected long-term rate of return on plan assets	7.8%	8.3%	8.2%
Rate of compensation increase	3.6%	3.7%	3.6%

The worldwide weighted-average assumptions used to determine Snap-on’s projected benefit obligation at 2009 and 2008 year end are as follows:

	2009	2008
Discount rate	5.9%	6.2%
Rate of compensation increase	3.6%	3.6%

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans. The methodology for selecting the discount rate at year-end 2009 and 2008 was to match the plan’s cash flows to that of a theoretical bond portfolio yield curve that provides the equivalent yields on zero-coupon bonds with an AA rating or better for each maturity. The selection of the 5.9% weighted-average discount rate for Snap-on’s domestic pension plans represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 basis points (100 basis

88	SNAP-ON INCORPORATED

points equals 1.0 percent) would have increased Snap-on’s 2009 domestic pension expense and projected benefit obligations by approximately $3.3 million and $45.3 million, respectively. At 2009 year end, Snap-on’s domestic projected benefit obligations comprised approximately 82% of Snap-on’s worldwide projected benefit obligations. The weighted-average discount rate for Snap-on’s foreign pension plans of 5.6% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 basis points would have increased Snap-on’s 2009 foreign pension expense and projected benefit obligation by approximately $1.1 million and $16.0 million, respectively.

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

Snap-on uses the last day of its fiscal year end as the measurement date for its plans. Snap-on funds its pension plans as required by governmental regulation and may consider discretionary contributions as conditions warrant. Snap-on expects to make contributions of $9.0 million to its foreign pension plans and $1.5 million to its domestic pension plans in 2010. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2010.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2010	$52.8
2011	56.5
2012	58.2
2013	60.2
2014	63.6
2015-2019	352.9

Snap-on’s domestic pension plans have a long-term investment horizon and a total return strategy that emphasizes a capital growth objective. The long-term investment performance objective for Snap-on’s domestic plans’ assets is to achieve net of expense returns that meet or exceed the 8.0% domestic long-term, rate-of-return-on-assets assumption used for reporting purposes. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on U.S. plan assets.

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

2009 ANNUAL REPORT	89

Notes to Consolidated Financial Statements (continued)

Snap-on’s domestic pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets at 2009 and 2008 year end are as follows:

	Target	2009	2008
Asset category:
Equity securities	51%	49%	41%
Debt securities and cash	29%	33%	35%
Real estate and other real assets	10%	6%	11%
Other	10%	12%	13%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$610.2	$586.9

The following is a summary, by asset category, of the fair value inputs of Snap-on’s domestic pension plans’ assets at 2009 year end:

(Amounts in millions)	Level 1	Level 2	Level 3	Total
Asset category:
Cash and cash equivalents	$6.1	$–	$–	$6.1
Equity securities
Domestic	56.8	–	–	56.8
Foreign	1.6	–	–	1.6
Corporate debt securities
Domestic	99.1	–	–	99.1
Foreign	17.3	–	–	17.3
Government debt securities
Domestic	39.6	–	–	39.6
Foreign	8.6	–	–	8.6
Common collective trusts
Domestic	–	20.4	–	20.4
Foreign	–	126.9	–	126.9
Registered investment companies
Domestic	76.2	–	–	76.2
Foreign	17.3	–	–	17.3
Hedge funds
Domestic	–	–	44.8	44.8
Foreign	–	–	24.6	24.6
Private equity partnerships – domestic	–	–	32.9	32.9
Real estate and other real assets – domestic	7.6	–	30.4	38.0

Total	$330.2	$147.3	$132.7	$610.2

90	SNAP-ON INCORPORATED

The following is a summary of changes in fair value of the domestic plans’ assets with Level 3 inputs:

(Amounts in millions)	Private Equity Partnership Interest	Real Estate Interest	Hedge Fund Interest	Total
Balance at 2008 year end	$30.6	$60.4	$73.7	$164.7
Total realized gains	0.6	1.3	0.5	2.4
Total unrealized gains (losses)	(4.6)	(30.8)	8.0	(27.4)
Purchases, sales and settlements	6.3	(0.5)	(12.8)	(7.0)

Balance at 2009 year end	$32.9	$30.4	$69.4	$132.7

Snap-on’s primary investment objective for its foreign pension plans’ assets is to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the company’s risk tolerance. The foreign asset allocation policies consider the company’s financial strength and long-term asset class risk/return expectations, since the obligations are long term in nature. The assets are well diversified and are managed locally by professional investment firms.

The expected long-term rate of return on foreign plan assets reflects management’s expectations of long-term average rates of return on funds invested to provide benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation, fixed income returns and equity returns, while also considering historical returns, asset allocation and investment strategy. Differences between actual and expected returns on foreign pension plan assets are recorded as an actuarial gain or loss and are amortized over the average remaining service period of active plan participants.

Snap-on’s foreign pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets at 2009 and 2008 year end are as follows:

	Target	2009	2008
Asset category:
Equity securities	48%	48%	47%
Debt securities and cash	50%	47%	47%
Other	2%	5%	6%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$106.0	$80.0

The following is a summary, by asset category, of the fair value inputs of Snap-on’s foreign pension plans’ assets at 2009 year end:

(Amounts in millions)	Level 2
Asset category:
Balanced portfolios	$56.7
Insurance contracts	49.3

Total	$106.0

Snap-on has several 401(k) plans covering certain U.S. employees. Snap-on’s employer match to the 401(k) plans is made with cash contributions. For 2009, 2008 and 2007, Snap-on recognized $4.5 million, $4.7 million and $4.2 million, respectively, of expense related to its 401(k) plans.

2009 ANNUAL REPORT	91

Notes to Consolidated Financial Statements (continued)

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

The status of Snap-on’s U.S. postretirement health care plans is as follows:

(Amounts in millions)	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$73.8	$75.8
Service cost	0.2	0.3
Interest cost	4.8	4.4
Plan participants’ contributions	1.5	4.6
Benefits paid	(10.3)	(12.0)
Actuarial loss	11.2	0.7

Benefit obligation at end of year	$81.2	$73.8

Change in plan assets:
Fair value of plan assets at beginning of year	$10.4	$14.7
Plan participants’ contributions	1.5	4.6
Employer contributions	8.6	7.3
Actual return (loss) on VEBA plan assets	2.3	(4.2)
Benefits paid	(10.3)	(12.0)

Fair value of plan assets at end of year	$12.5	$10.4

Unfunded status at end of year	$(68.7)	$(63.4)

Amounts recognized in the Consolidated Balance Sheets at 2009 and 2008 year end consist of:

(Amounts in millions)	2009	2008
Accrued benefits	$(8.0)	$(5.9)
Retiree health care benefits	(60.7)	(57.5)

Net liability	$(68.7)	$(63.4)

92	SNAP-ON INCORPORATED

The amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets at 2009 and 2008 year end are as follows:

(Amounts in millions)	2009	2008
Net gain (loss), net of tax of ($1.2) million and $2.5 million, respectively	$(1.9)	$3.9
Prior service credit, net of tax of $0.1 million and $0.3 million, respectively	0.2	0.5

	$(1.7)	$4.4

The components of net periodic benefit cost and other amounts recognized in OCI are as follows:

(Amounts in millions)	2009	2008	2007
Net periodic benefit cost:
Service cost	$0.2	$0.3	$0.4
Interest cost	4.8	4.4	4.3
Expected return on plan assets	(0.7)	(1.1)	–
Amortization of prior service credit	(0.4)	(0.4)	(0.4)
Amortization of unrecognized gain	–	(0.4)	(1.1)

Net periodic benefit cost	3.9	2.8	3.2
Other changes in benefit obligations recognized in OCI:
Prior service cost	0.3	0.2	0.3
Net loss	5.8	4.0	0.9

Total recognized in OCI	6.1	4.2	1.2

Total recognized in net periodic benefit cost and OCI	$10.0	$7.0	$4.4

Snap-on expects to recognize $0.4 million of prior service cost included in Accumulated OCI on the accompanying 2009 Consolidated Balance Sheets in net periodic benefit cost in 2010.

The weighted-average discount rates used to determine Snap-on’s postretirement health care expense are as follows:

	2009	2008	2007
Discount rate	6.30%	6.00%	5.75%

The weighted-average discount rates used to determine Snap-on’s accumulated benefit obligation are as follows:

	2009	2008
Discount rate	5.0%	6.3%

The methodology for selecting the discount rate at year-end 2009 and 2008 was to match the plan’s cash flows to that of a theoretical bond portfolio yield curve that provides the equivalent yields on zero-coupon bonds with an AA rating or better for each maturity.

The actuarial calculation assumes a health care cost trend rate of 8.5% in 2010, decreasing gradually to 6.0% in 2012 and thereafter. At year-end 2009, a one-percentage-point increase in the health care cost trend rate for future years would increase the accumulated postretirement benefit obligation by approximately $2.1 million and the aggregate of the service cost and interest cost components by $0.1 million. Conversely, a one-percentage-point decrease in the health care cost trend rate for future years would decrease the accumulated postretirement benefit obligation by $1.9 million and the aggregate of the service cost and interest rate components by $0.1 million.

2009 ANNUAL REPORT	93

Notes to Consolidated Financial Statements (continued)

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2010	$10.6
2011	11.0
2012	10.7
2013	9.7
2014	8.5
2015-2019	29.3

The objective of the VEBA trust is to achieve net of expense returns that meet or exceed the 8.0% long-term, rate-of-return-on-assets assumption used for reporting purposes. Investments are diversified to attempt to minimize the risk of large losses. Since asset allocation is a key determinant of expected investment returns, assets are periodically rebalanced to the targeted allocation to correct significant deviations from the asset allocation policy that are caused by market fluctuations and cash flow.

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

Snap-on’s VEBA plan target allocation and actual weighted-average asset allocation at 2009 and 2008 year end, by asset category and fair value of plan assets are as follows:

	Target	2009	2008
Asset category:
Equity securities	56%	55%	49%
Debt securities and cash	10%	15%	21%
Real estate and other real assets	14%	9%	8%
Other	20%	21%	22%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$12.5	$ 10.4

The following is a summary, by asset category, of the fair value inputs of the VEBA assets at 2009 year end:

(Amounts in millions)	Level 1	Level 3	Total
Asset category:
Cash and cash equivalents	$0.2	$–	$0.2
Mutual funds – Equity securities	8.0	–	8.0
Mutual funds – Debt securities	1.6	–	1.6
Private equity partnerships – domestic	–	2.7	2.7

Total	$9.8	$2.7	$12.5

94	SNAP-ON INCORPORATED

The following is a summary of changes in fair value of the VEBA plan assets with Level 3 inputs:

(Amounts in millions)	Private Equity Partnership Interest
Balance at 2008 year end	$2.3
Unrealized gains	0.4

Balance at 2009 year end	$2.7

Note 13: Stock-based Compensation and Other Stock Plans

The 2001 Incentive Stock and Awards Plan, as amended (“2001 Plan”), which was approved by shareholders in 2001 and subsequently amended, provides for the grant of stock options, performance share awards, and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). At 2009 year end, the 2001 Plan had 2,031,288 shares available for future grants; the company uses treasury stock to deliver shares under the 2001 Plan.

The reversal of performance award accruals not expected to vest offset by the vesting of stock options and stock appreciation rights resulted in a net credit to income of $3.0 million in 2009 related to stock-based compensation. The net stock-based compensation expense was $13.0 million in 2008 and $19.0 million in 2007. Cash received from option exercises was $4.5 million in 2009, $41.7 million in 2008 and $39.2 million in 2007. The tax benefit realized from the exercise of share-based payment arrangements was $3.5 million in 2009, $10.9 million in 2008 and $7.1 million in 2007.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the period of time that options granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The following weighted-average assumptions were used in calculating the fair value of stock options granted during 2009, 2008 and 2007, using the Black-Scholes valuation model:

	2009	2008	2007
Expected term of option (in years)	5.87	5.84	6.31
Expected volatility factor	30.19%	25.98%	25.75%
Expected dividend yield	2.72%	2.79%	3.05%
Risk-free interest rate	1.77%	2.72%	4.68%

2009 ANNUAL REPORT	95

Notes to Consolidated Financial Statements (continued)

A summary of stock option activity during 2009 is presented below:

	Shares (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	1,788	$42.48
Granted	576	29.78
Exercised	(32)	30.72
Forfeited or expired	(73)	40.46

Outstanding at end of year	2,259	39.47	6.78	$14.4

Exercisable at end of year	1,234	39.30	5.31	7.4

*  Weighted-average

The weighted-average grant date fair value of options granted was $6.76 in 2009, $10.80 in 2008 and $12.17 in 2007. The intrinsic value of options exercised was $0.2 million in 2009, $18.6 million in 2008, and $19.3 million in 2007. The fair value of stock options vested was $3.3 million in 2009, $6.4 million in 2008 and $4.2 million in 2007.

At 2009 year end there was $4.9 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 1.6 years.

Performance Awards

Performance awards granted pursuant to the 2001 Plan are earned and expensed using the fair value of the award over a contractual term of three years based on the company’s performance. Vesting of the performance awards is dependent upon performance relative to pre-defined goals for revenue growth and return on net assets for the applicable performance period. For performance achieved above a certain level, the recipient may earn additional shares of stock, not to exceed 100% of the number of performance awards initially awarded.

In 2009, the company began granting performance-based units (designated as RSUs); such awards will have a one year performance period based on the results of the consolidated financial metrics of the company’s annual incentive plan, followed by a two year cliff vesting. For performance achieved above a certain level, the recipient may earn additional shares of stock; the total grant is not to exceed 200% of the number of RSUs initially awarded.

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

		2009	2008	2007
Expected term of performance award (in years)		3.0	3.0	3.0
Expected volatility factor		37.09%	26.16%	20.52%
Risk-free interest rate		1.32%	2.11%	4.73%

96	SNAP-ON INCORPORATED

The weighted-average grant date fair value of performance awards granted during 2009, 2008 and 2007 was $29.69, $51.75 and $50.22, respectively. Performance share awards of 125,164 shares and 91,977 shares were paid out during 2009 and 2008, respectively. No performance share awards were paid out in 2007. Vested performance share awards totaled 180,520 shares as of 2008 year end and 80,735 shares as of 2007 year end; there are no vested performance shares as of 2009 year end. Changes to the company’s non-vested performance share awards in 2009 are as follows:

		Shares (in thousands)	Fair Value*
Non-vested performance awards at beginning of year		340	$51.00
Granted		242	29.69
Vested		–	–
Cancellations		(45)	47.03

Non-vested performance awards at end of year		537	41.73

*  Weighted-average

At 2009 year end there was approximately $3.6 million of unrecognized compensation cost related to non-vested performance share awards granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

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

The fair value of SARs is remeasured each reporting period using the Black-Scholes valuation model. The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs. The following weighted-average assumptions were used in calculating the fair value of SARs granted during 2009, 2008 and 2007 using the Black-Scholes valuation model:

	2009	2008	2007
Expected term of SARs (in years)	5.69	5.23	5.17
Expected volatility factor	30.25%	30.27%	23.73%
Expected dividend yield	2.72%	2.68%	2.88%
Risk-free interest rate	1.77%	1.72%	3.45%

The total intrinsic value of SARs exercised was $1.7 million in 2008 and $1.8 million in 2007; no SARS were exercised in 2009. The total fair value of SARs vested during 2009, 2008 and 2007 was $0.6 million, $0.7 million and $1.5 million, respectively. Changes to the company’s non-vested SARS in 2009 are as follows:

		SARs (in thousands)	Fair Value*
Non-vested SARs at beginning of year		201	$9.07
Granted		126	10.70
Vested		(68)	8.99
Cancellations		–	–

Non-vested SARs at end of year		259	9.85

*	Weighted-average

2009 ANNUAL REPORT	97

Notes to Consolidated Financial Statements (continued)

At 2009 year end there was $2.3 million of unrecognized compensation cost related to non-vested SARs granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 1.5 years.

Restricted Stock Awards

The company granted awards of 36,980 restricted stock units to members of the Board of Directors (“Board”) in 2009 pursuant to the 2001 Plan. All restrictions will lapse upon the recipient’s termination of service as a director or in the event of a change in control, as defined in the 2001 Plan.

Directors’ Fee Plan: Under the Directors’ 1993 Fee Plan, as amended, non-employee directors may elect up to 100% of their fees and retainer in shares of Snap-on’s common stock. Directors may elect to defer receipt of all or part of these shares. Issuances under the Directors’ Fee Plan totaled 4,532 shares in 2009, 3,071 shares in 2008 and 2,968 shares in 2007. Additionally, receipt of 6,458 shares, 5,229 shares and 5,147 shares was deferred in 2009, 2008 and 2007, respectively. As of 2009 year end, shares reserved for issuance to directors under this plan totaled 164,210 shares.

Employee Stock Purchase Plan: Employees of Snap-on are eligible to participate in an employee stock purchase plan. The employee purchase price of the common stock is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2009, 2008 and 2007, issuances under this plan totaled 32,181 shares, 19,001 shares and 49,327 shares, respectively. At 2009 year end, shares reserved for issuance to employees under this plan totaled 251,162 shares and Snap-on held employee contributions of approximately $1.3 million for the purchase of common stock by employees. Employees are able to withdraw from the plan and receive all contributions made during the plan year. Compensation expense for plan participants in 2009, 2008 and 2007 was not material.

Dealer Stock Purchase Plan: Franchisees are eligible to participate in a dealer stock purchase plan. The franchisee purchase price of the common stock is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2009, 2008 and 2007, issuances under this plan totaled 53,839 shares, 29,857 shares and 43,009 shares, respectively. At 2009 year end, shares reserved for issuance to franchisees under this plan totaled 123,298 shares and Snap-on held franchisee contributions of approximately $1.4 million for the purchase of common stock by franchisees. Franchisees are able to withdraw from the plan and receive all contributions made during the plan year. Expense for plan participants in 2009, 2008 and 2007 was not material.

Dividend Reinvestment and Stock Purchase Plan: Under this plan, participating shareholders may invest the cash dividends from all or a portion of their common stock to buy additional shares. The program also permits new investors and current shareholders to make additional contributions. For 2009, 2008 and 2007, issuances under the dividend reinvestment and stock purchase plan totaled 38,426 shares, 22,656 shares and 21,730 shares, respectively. At 2009 year end, shares available for purchase under this plan totaled 1,525,770 shares.

Note 14: Capital Stock

Snap-on has undertaken repurchases of Snap-on common stock from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options and other corporate purposes. Snap-on did not repurchase any shares in 2009. Snap-on repurchased 1,230,000 shares in 2008 and 1,860,000 shares in 2007. As of 2009 year end, Snap-on has remaining availability to repurchase up to an additional $130.1 million in common stock pursuant to the Board’s authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Cash dividends paid in 2009, 2008 and 2007 totaled $69.0 million, $69.7 million and $64.8 million, respectively. Cash dividends in both 2009 and 2008 were $1.20 per share, and cash dividends in 2007 were $1.11 per share. On February 10, 2010, the company’s Board of Directors declared a quarterly dividend of $0.30 per share payable on March 10, 2010, to shareholders of record on February 25, 2010.

98	SNAP-ON INCORPORATED

Note 15: Commitments and Contingencies

Snap-on leases facilities and office equipment under non-cancelable operating and capital leases that extend for varying amounts of time. Snap-on’s future minimum lease commitments under these leases, net of sub-lease rental income, are as follows:

(Amounts in millions)	Operating Lease	Capital Lease
Year:
2010	$25.7	$2.2
2011	18.0	2.2
2012	14.2	2.2
2013	10.5	2.2
2014	7.0	1.7
2015 and thereafter	18.4	17.7

Total minimum lease payments	$93.8	$28.2

Less: amount representing interest		(5.7)

Total present value of minimum capital lease payments		$22.5

Amounts included in the accompanying Consolidated Balance Sheets for the present value of minimum capital lease payments as of 2009 year end are as follows:

(Amounts in millions)	2009
Other accrued liabilities	$1.5
Other long-term liabilities	21.0

Total present value of minimum capital lease payments	$22.5

Rent expense, net of sub-lease rental income, for worldwide facilities and office equipment was $35.4 million, $33.8 million and $32.1 million in 2009, 2008 and 2007, respectively.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van loans sold by SOC; at 2009 and 2008 year end, $17.6 million and $15.4 million, respectively, of franchisee loans contain a recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of 2009 year end was not material.

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. The following summarizes Snap-on’s product warranty accrual activity for 2009, 2008 and 2007:

(Amounts in millions)	2009	2008	2007
Warranty accrual:
Beginning of year	$15.5	$17.1	$17.3
Additions	9.6	11.1	14.0
Usage	(10.8)	(12.7)	(14.2)

End of year	$14.3	$15.5	$17.1

2009 ANNUAL REPORT	99

Notes to Consolidated Financial Statements (continued)

The Wanda Snap-on joint venture agreement granted a redeemable noncontrolling interest right to the noncontrolling shareholder, exercisable beginning in 2011, that could require Snap-on to acquire the noncontrolling interest at a purchase price of either 65.3 million Chinese yuan (approximately $9.6 million at 2009 year-end exchange rates) or 76.2 million Chinese yuan (approximately $11.2 million at 2009 year-end exchange rates) if certain financial metrics (as defined in the joint venture agreement) are reached during the five-year period subsequent to the acquisition date. On December 10, 2009, Snap-on entered into an agreement to acquire the noncontrolling shareholder’s 40% interest in Wanda Snap-on for a purchase price of 52.3 million Chinese yuan (approximately $7.7 million at 2009 year-end exchange rates). The transaction is subject to local governmental approval and is expected to close during the first quarter of 2010.

On January 8, 2010, Snap-on filed a notice of arbitration with the American Arbitration Association concerning a dispute with CIT relating to various underpayments made during the course of their financial services joint venture, in which Snap-on has alleged damages of approximately $115 million. As a result of the dispute, Snap-on has withheld certain amounts (totaling $81.5 million as of 2009 year end) from payments made to CIT relating to ongoing business activities. On January 29, 2010, CIT filed its response denying Snap-on’s claim and asserting certain claims against Snap-on for other matters relating to the joint venture. CIT’s claims allege damages in excess of $110 million, the majority of which relates to returning the $81.5 million withheld by Snap-on. The $81.5 million retained by Snap-on is included in other accrued liabilities on Snap-on’s January 2, 2010 consolidated balance sheet. At this early stage, no determination can be made as to the likely outcome of this dispute.

Snap-on is involved in various other legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these other legal matters, management believes that the results of these other legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

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

(Amounts in millions)	2007
Net sales of SES	$9.9

Loss on sale of SES	$(9.4)
Income from operations	1.1

Loss on discontinued operations	(8.3)
Income tax benefit	0.3

Discontinued operations, net of tax	$(8.0)

Note 17: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Consolidated Statements of Earnings consists of the following:

(Amounts in millions)	2009	2008	2007
Interest income	$1.7	$6.6	$9.1
Foreign exchange gain (loss)	0.6	(1.3)	(1.7)
Other	–	(2.5)	(1.9)

Total other income (expense) – net	$2.3	$2.8	$5.5

100	SNAP-ON INCORPORATED

Note 18: Fair Value Measurements

At 2009 and 2008 year end, Snap-on has derivative assets and liabilities that are measured at Level 2 fair value on a recurring basis as follows:

(Amounts in millions)	2009	2008
Assets:
Short-term derivatives	$3.1	$10.5
Long-term interest rate swaps	2.5	3.1

Total assets	$5.6	$13.6

Liabilities:
Short-term derivatives	$(8.5)	$(19.1)
Long-term interest rate swaps	–	–

Total liabilities	$(8.5)	$(19.1)

The fair values of the derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. The short-term derivative assets and liabilities contain (i) foreign exchange forward contracts that are valued based on exchange rates quoted by domestic and foreign banks for similar instruments; and (ii) treasury lock agreements that are valued using bank benchmark rates for similar instruments. The long-term interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. The short-term derivative assets and liabilities are included in “Prepaid expenses and other assets” and “Other accrued liabilities,” respectively, and the long-term interest rate swap assets are included in “Other assets” on the accompanying Consolidated Balance Sheets. The company did not have any derivative assets or liabilities measured at Level 1 or Level 3, or implement any changes in its valuation techniques as of and for the 2009 and 2008 years ended. See Note 10 for additional information on the company’s financial instruments.

Note 19: Segments

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on has aggregated its 11 operating segments into four reportable business segments based on their similar economic, business and other characteristics. Snap-on’s reportable business segments include: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Diagnostics & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchise distribution channels. The Snap-on Tools Group consists of the business operations serving the worldwide franchise van channel. The Diagnostics & Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems, electronic parts catalogs, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services consists of the business operations of Snap-on’s wholly owned finance subsidiaries.

Snap-on evaluates the performance of its operating segments based on segment revenues and operating earnings. For the Commercial & Industrial, Snap-on Tools, and Diagnostics & Information Groups, segment net sales include both external and intersegment net sales. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Corporate assets consist of cash and cash equivalents (excluding cash held at Financial Services), deferred income taxes, pension assets and certain other assets. All significant intersegment amounts are eliminated to arrive at Snap-on’s consolidated financial results.

Neither Snap-on nor any of its segments depend on any single customer, small group of customers or government for more than 10% of its revenues.

2009 ANNUAL REPORT	101

Notes to Consolidated Financial Statements (continued)

Financial Data by Segment:

(Amounts in millions)	2009	2008	2007
Net sales:
Commercial & Industrial Group	$1,083.8	$1,409.3	$1,350.6
Snap-on Tools Group	998.5	1,104.0	1,107.7
Diagnostics & Information Group	530.6	627.8	650.6

Segment net sales	2,612.9	3,141.1	3,108.9
Intersegment eliminations	(250.4)	(287.8)	(267.7)

Total net sales	$2,362.5	$2,853.3	$2,841.2
Financial services revenue	58.3	81.4	63.0

Total revenues	$2,420.8	$2,934.7	$2,904.2

Operating earnings:
Commercial & Industrial Group	$48.3	$167.3	$131.5
Snap-on Tools Group	110.8	117.7	125.1
Diagnostics & Information Group	119.4	112.9	99.5
Financial Services	17.5	37.3	22.4

Segment operating earnings	296.0	435.2	378.5
Corporate	(45.3)	(46.4)	(53.7)

Operating earnings	250.7	388.8	324.8
Interest expense	(47.7)	(33.8)	(46.1)
Other income (expense) – net	2.3	2.8	5.5

Earnings before income taxes and equity earnings	$205.3	$357.8	$284.2

(Amounts in millions)	2009	2008
Assets:
Commercial & Industrial Group	$1,016.5	$1,075.1
Snap-on Tools Group	417.5	442.7
Diagnostics & Information Group	751.1	769.1
Financial Services	530.8	160.1

Total assets from reportable segments	2,715.9	2,447.0
Corporate	768.0	294.1
Elimination of intersegment receivables	(36.5)	(30.8)

Total assets	$3,447.4	$2,710.3

102	SNAP-ON INCORPORATED

Financial Data by Segment (continued):

(Amounts in millions)	2009	2008	2007
Capital expenditures:
Commercial & Industrial Group	$28.6	$29.9	$22.5
Snap-on Tools Group	15.4	33.1	31.8
Diagnostics & Information Group	19.1	6.8	7.2
Financial Services	0.4	1.1	0.4

Total from reportable segments	63.5	70.9	61.9
Corporate	0.9	3.0	–

Total capital expenditures	$64.4	$73.9	$61.9

Depreciation and amortization:
Commercial & Industrial Group	$24.5	$25.0	$24.8
Snap-on Tools Group	19.7	18.3	17.1
Diagnostics & Information Group	28.0	27.2	32.0
Financial Services	0.9	1.4	1.4

Total from reportable segments	73.1	71.9	75.3
Corporate	1.5	0.1	0.4

Total depreciation and amortization	$74.6	$72.0	$75.7

Geographic Regions:

(Amounts in millions)	2009	2008	2007
Total revenue:*
United States	$1,440.1	$1,669.4	$1,655.0
United Kingdom	193.2	238.7	246.2
All other	787.5	1,026.6	1,003.0

Total revenue	$2,420.8	$2,934.7	$2,904.2

(Amounts in millions)	2009	2008
Long-lived assets:**
United States	$945.2	$946.9
Sweden	135.6	129.4
All other	287.5	271.6

Total long-lived assets	$1,368.3	$1,347.9

*	Revenue is attributed to countries based on the origin of the sale.
**	Long-lived assets consist of Property and equipment-net, and Goodwill and Other intangibles-net.

2009 ANNUAL REPORT	103

Notes to Consolidated Financial Statements (continued)

Products and Services: Snap-on derives net sales from a broad line of products and complementary services that are grouped into three categories: (i) tools; (ii) diagnostics and repair information; and (iii) equipment. The tools category includes Snap-on’s hand tools, power tools, tool storage units, saws, and cutting and pruning tools product offerings. The diagnostics and repair information category includes handheld and PC-based diagnostics products, service and repair information products, and diagnostic software solutions, including electronic parts catalogs, business management and other solutions to help dealerships manage and track performance. The equipment category includes solutions for the diagnosis and service of automotive and industrial equipment. Snap-on also derives revenue from financing its products through its wholly owned finance subsidiaries. Snap-on utilizes various financing programs to facilitate the sales of its products. Further product line information is not presented as it is not practicable to do so. The following table shows the consolidated net sales and revenues of these product groups in the last three years:

(Amounts in millions)	2009	2008	2007
Net sales:
Tools	$1,311.3	$1,694.9	$1,632.2
Diagnostics and repair information	556.5	589.8	647.6
Equipment	494.7	568.6	561.4

Total net sales	$2,362.5	$2,853.3	$2,841.2
Financial services revenue	58.3	81.4	63.0

Total revenue	$2,420.8	$2,934.7	$2,904.2

Note 20: Quarterly Data (unaudited)

(Amounts in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2009

Net sales	$572.6	$590.0	$581.8	$618.1	$2,362.5
Gross profit	258.7	254.0	260.5	284.4	1,057.6
Financial services revenue	20.0	25.6	6.0	6.7	58.3
Financial services expenses	(10.0)	(9.0)	(11.3)	(10.5)	(40.8)
Total revenue	592.6	615.6	587.8	624.8	2,420.8
Net earnings	37.2	42.0	26.4	38.1	143.7
Net earnings attributable to Snap-on Incorporated	34.8	37.4	25.4	36.6	134.2
Earnings per share – basic	0.61	0.65	0.44	0.63	2.33
Earnings per share – diluted	0.60	0.65	0.44	0.63	2.32
Cash dividends paid per share	0.30	0.30	0.30	0.30	1.20

2008
Net sales	$721.6	$766.1	$697.8	$667.8	$2,853.3
Gross profit	325.9	346.5	312.2	300.0	1,284.6
Financial services revenue	25.4	18.3	18.0	19.7	81.4
Financial services expenses	(12.6)	(7.5)	(13.2)	(10.8)	(44.1)
Total revenue	747.0	784.4	715.8	687.5	2,934.7
Net earnings	57.7	70.4	55.0	60.5	243.6
Net earnings attributable to Snap-on Incorporated	56.6	66.9	54.6	58.6	236.7
Earnings per share – basic	0.98	1.16	0.95	1.02	4.12
Earnings per share – diluted	0.97	1.15	0.94	1.01	4.07
Cash dividends paid per share	0.30	0.30	0.30	0.30	1.20

104	SNAP-ON INCORPORATED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Snap-on has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP-ON INCORPORATED

By:	/s/ Nicholas T. Pinchuk	Date: February 18, 2010
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

/s/ Nicholas T. Pinchuk	Date: February 18, 2010
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer

/s/ Martin M. Ellen	Date: February 18, 2010
Martin M. Ellen, Principal Financial Officer, Senior Vice President – Finance and Chief Financial Officer

/s/ Constance R. Johnsen	Date: February 18, 2010
Constance R. Johnsen, Principal Accounting Officer, Vice President and Controller

2009 ANNUAL REPORT	105

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

By:	/s/ Bruce S. Chelberg	Date: February 18, 2010
Bruce S. Chelberg, Director

By:	/s/ Karen L. Daniel	Date: February 18, 2010
Karen L. Daniel, Director

By:	/s/ Roxanne J. Decyk	Date: February 18, 2010
Roxanne J. Decyk, Director

By:	/s/ John F. Fiedler	Date: February 18, 2010
John F. Fiedler, Director

By:	/s/ James P. Holden	Date: February 18, 2010
James P. Holden, Director

By:	/s/ Nathan J. Jones	Date: February 18, 2010
Nathan J. Jones, Director

By:	/s/ Arthur L. Kelly	Date: February 18, 2010
Arthur L. Kelly, Director

By:	/s/ W. Dudley Lehman	Date: February 18, 2010
W. Dudley Lehman, Director

By:	/s/ Nicholas T. Pinchuk	Date: February 18, 2010
Nicholas T. Pinchuk, Director

By:	/s/ Edward H. Rensi	Date: February 18, 2010
Edward H. Rensi, Director

By:	/s/ Richard F. Teerlink	Date: February 18, 2010
Richard F. Teerlink, Director

106	SNAP-ON INCORPORATED

Item 15(b): Exhibit Index (*)

(3)	(a)

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

Indenture, dated as of January 8, 2007, between Snap-on Incorporated and U.S. Bank National Association as trustee (incorporated by reference to Exhibit (4)(b) to Form S-3 Registration Statement (Registration No. 333-139863))

(b)

Officers’ Certificate, dated January 12, 2007, creating the $150,000,000 Floating Rate Note due 2010 (incorporated by reference to Exhibit 4.1 to Snap-on’s Current Report on Form 8-K/A dated January 9, 2007 (Commission  File No. 1-7724))

(c)

Officer’s Certificate, dated January 12, 2007 creating the $150,000,000 5.50% Notes due 2017 (incorporated by reference to Exhibit 4.2 to Snap-on’s Current Report on Form 8-K/A dated January 9, 2007 (Commission  File No. 1-7724))

(d)

Officer’s Certificate, dated as of February 24, 2009, providing for the $100,000,000 5.85% Notes due 2014 (incorporated by reference to Exhibit 4.1 to Snap-on’s Current Report on Form 8-K dated February 19, 2009 (Commission  File No. 1-7724))

(e)

Officer’s Certificate, dated as of February 24, 2009, providing for the $200,000,000 6.70% Notes due 2019 (incorporated by reference to Exhibit 4.2 to Snap-on’s Current Report on Form 8-K dated February 19, 2009 (Commission  File No. 1-7724))

(f)

Officer’s Certificate, dated as of August 14, 2009, providing for the $250,000,000 6.125% Notes due 2021 (incorporated by reference to Exhibit 4.1 to Snap-on’s Current Report on Form 8-K dated August 11, 2009 (Commission  File No. 1-7724))

Except for the foregoing, Snap-on and its subsidiaries have no unregistered long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of January 2, 2010. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

(10)	Material Contracts

(a)

Amended and Restated Snap-on Incorporated 1986 Incentive Stock Program (incorporated by reference to Exhibit (10)(a) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission  File No. 1-7724))**

(b)

Amended and Restated Snap-on Incorporated 2001 Incentive Stock and Awards Plan (Amended and Restated as of April 27, 2006, as further amended on August 6, 2009) (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2009 (Commission File No. 1-7724))**

(c)

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

Form of Indemnification Agreement between the Corporation and certain executive officers (incorporated by reference to Exhibit 10(d) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (Commission File No. 1-7724)) **

2009 ANNUAL REPORT	107

(e)

Amended and Restated Snap-on Incorporated Directors’ 1993 Fee Plan (as amended through November 1, 2008) (incorporated by reference to Exhibit 10(f) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (Commission File No. 1-7724))**

(f)

Snap-on Incorporated Deferred Compensation Plan (as amended through August 21, 2003) (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003 (Commission File No. 1-7724))**

(g)

Snap-on Incorporated Supplemental Retirement Plan for Officers (as amended and effective October 23, 2003) (incorporated by reference to Exhibit 10(h) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (Commission File No. 1-7724))**

(h)

Form of Share and Performance Award Agreement (incorporated by reference to Exhibit 10.2 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (Commission File No. 1-7724))**

(i)

Form of Deferred Share and Performance Award Agreement (incorporated by reference to Exhibit 10(d) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2003 (Commission File No. 1-7724))**

(j)

Form of Non-Qualified Stock Option Agreement (and accompanying Non-Qualified Stock Option Grant Offer Letter) (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (Commission File No. 1-7724))**

(k)

Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009 (Commission File No. 1-7724))**

(l)

Form of Restricted Stock Unit Agreement for Directors (and accompanying Restricted Stock Unit Offer Letter) (incorporated by reference to Exhibit 10.2 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2009 (Commission File No. 1-7724))**

(m)	Form of Retention Bonus Agreement**

(n)

Letter agreement between the Corporation and Mr. Pinchuk dated December 18, 2007 (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K dated December 18, 2007 (Commission File No. 1-7724))**

(o)

Amended and Restated Benefit Trust Agreement between the Corporation and The Northern Trust Company, dated as of July 2, 1998, and amended and restated as of March 17, 2000 (incorporated by reference to Snap-on’s Current Report on Form 8-K dated March 17, 2000 (Commission File No. 1-7724))**

(p)

Amended and Restated Five Year Credit Agreement, dated as of August 10, 2007, among Snap-on Incorporated and the banks, financial institutions and other institutional lenders listed on the signature pages thereof, J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint book runners, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K/A dated August 10, 2007 (Commission File No. 1-7724))

(q)

Underwriting Agreement, dated as of February 19, 2009, among Snap-on Incorporated, CitiGroup Global Markets Inc., J.P. Morgan Securities Inc., Mizuho Securities USA Inc. and UBS Securities LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Snap-on’s Current Report on Form 8-K dated February 19, 2009 (Commission File No. 1-7724))

(r)

Underwriting Agreement, dated as of August 11, 2009, among Snap-on Incorporated, CitiGroup Global Markets Inc., J.P. Morgan Securities Inc., Mizuho Securities USA Inc. and UBS Securities LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Snap-on’s Current Report on Form 8-K dated February 19, 2009 (Commission File No. 1-7724))

108	SNAP-ON INCORPORATED

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

**	Represents a management compensatory plan or agreement.

2009 ANNUAL REPORT	109