Form 10-Q
period 2010-04-03
SNAP-ON Inc
filed 2010-04-22
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 16, 2010
Common Stock, $1.00 par value	57,814,475 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended
	April 3, 2010	April 4, 2009
Net sales	$621.6	$572.6
Cost of goods sold	(334.0)	(313.9)

Gross profit	287.6	258.7
Operating expenses	(215.9)	(204.4)

Operating earnings before financial services	71.7	54.3

Financial services revenue	9.7	20.0
Financial services expenses	(11.4)	(10.0)

Operating earnings (loss) from financial services	(1.7)	10.0

Operating earnings	70.0	64.3
Interest expense	(14.0)	(8.6)
Other income (expense) – net	0.3	(0.3)

Earnings before income taxes and equity earnings	56.3	55.4
Income tax expense	(19.0)	(18.3)

Earnings before equity earnings	37.3	37.1
Equity earnings, net of tax	0.7	0.1

Net earnings	38.0	37.2
Net earnings attributable to noncontrolling interests	(1.2)	(2.4)

Net earnings attributable to Snap-on Incorporated	$36.8	$34.8

Net earnings per share attributable to Snap-on Incorporated:
Basic	$0.64	$0.61
Diluted	0.63	0.60

Weighted-average shares outstanding:
Basic	57.8	57.5
Effect of dilutive options	0.5	0.3

Diluted	58.3	57.8

Dividends declared per common share	$0.30	$0.30

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

.	April 3, 2010	January 2, 2010
Assets
Current assets
Cash and cash equivalents	$472.3	$699.4
Trade and other accounts receivable – net	422.8	414.4
Contract receivables – net	34.8	32.9
Finance receivables – net	152.2	122.3
Inventories – net	291.0	274.7
Deferred income tax assets	66.8	69.5
Prepaid expenses and other assets	67.1	62.9

Total current assets	1,507.0	1,676.1
Property and equipment
Land	22.1	22.9
Buildings and improvements	257.3	250.1
Machinery, equipment and computer software	609.5	621.7

	888.9	894.7
Accumulated depreciation and amortization	(551.6)	(546.9)

Property and equipment – net	337.3	347.8
Deferred income tax assets	91.1	88.2
Long-term contract receivables – net	79.1	70.7
Long-term finance receivables – net	229.8	177.9
Goodwill	796.5	814.3
Other intangibles – net	201.9	206.2
Other assets	63.5	66.2

Total assets	$3,306.2	$3,447.4

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	April 3, 2010	January 2, 2010
Liabilities and shareholders’ equity
Current liabilities
Notes payable and current maturities of long-term debt	$15.6	$164.7
Accounts payable	123.8	119.8
Accrued benefits	47.6	48.7
Accrued compensation	50.3	64.8
Franchisee deposits	36.6	40.5
Other accrued liabilities	343.8	301.4

Total current liabilities	617.7	739.9

Long-term debt	900.6	902.1
Deferred income tax liabilities	93.0	97.8
Retiree health care benefits	59.8	60.7
Pension liabilities	260.2	255.9
Other long-term liabilities	87.5	85.4

Total liabilities	2,018.8	2,141.8

Shareholders’ equity
Shareholders’ equity attributable to Snap-on Incorporated
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,274,140 and 67,265,454 shares)	67.3	67.3
Additional paid-in capital	156.9	154.4
Retained earnings	1,548.3	1,528.9
Accumulated other comprehensive income (loss)	(110.7)	(68.4)
Treasury stock at cost (9,463,828 and 9,520,405 shares)	(390.0)	(392.2)

Total shareholders’ equity attributable to Snap-on Incorporated	1,271.8	1,290.0
Noncontrolling interests	15.6	15.6

Total shareholders’ equity	1,287.4	1,305.6

Total liabilities and shareholders’ equity	$3,306.2	$3,447.4

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in millions, except share data)

(Unaudited)

The following summarizes the changes in total shareholders’ equity for the three month period ending April 3, 2010:

	Shareholders’ equity attributable to Snap-on Incorporated
(Amounts in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Shareholders’ Equity

Balance at January 2, 2010	$67.3	$154.4	$1,528.9	$(68.4)	$(392.2)	$15.6	$1,305.6
Net earnings for the three months ended April 3, 2010 (excludes $0.3 million of net loss attributable to a redeemable noncontrolling interest)	–	–	36.8	–	–	1.5	38.3
Foreign currency translation	–	–	–	(42.3)	–	–	(42.3)
Cash dividends – $0.30 per share	–	–	(17.4)	–	–	–	(17.4)
Dividend reinvestment plan and other	–	0.3	–	–	–	(1.5)	(1.2)
Stock compensation plans	–	1.9	–	–	2.2	–	4.1
Tax benefit from certain stock options	–	0.3	–	–	–	–	0.3

Balance at April 3, 2010	$67.3	$156.9	$1,548.3	$(110.7)	$(390.0)	$15.6	$1,287.4

The following summarizes the changes in total shareholders’ equity for the three month period ending April 4, 2009:

	Shareholders’ equity attributable to Snap-on Incorporated
(Amounts in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Shareholders’ Equity

Balance at January 3, 2009	$67.2	$155.5	$1,463.7	$(106.5)	$(393.4)	$18.0	$1,204.5
Net earnings for the three months ended April 4, 2009 (excludes $0.3 million of net loss attributable to a redeemable noncontrolling interest)	–	–	34.8	–	–	2.7	37.5
Foreign currency translation	–	–	–	(53.1)	–	–	(53.1)
Change in cash flow hedges	–	–	–	1.6	–	0.7	2.3
Cash dividends – $0.30 per share	–	–	(17.4)	–	–	–	(17.4)
Dividend reinvestment plan and other	–	0.4	–	–	–	(1.3)	(0.9)
Stock compensation plans	–	1.4	–	–	0.1	–	1.5
Tax deficiency from certain stock options	–	(0.7)	–	–	–	–	(0.7)

Balance at April 4, 2009	$67.2	$156.6	$1,481.1	$(158.0)	$(393.3)	$20.1	$1,173.7

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three Months Ended
	April 3, 2010	April 4, 2009
Comprehensive income (loss)
Net earnings	$38.0	$37.2
Other comprehensive income (loss):
Foreign currency translation	(42.3)	(53.1)
Change in fair value of cash flow hedges, net of tax	–	2.3

Total comprehensive loss	(4.3)	(13.6)

Comprehensive income attributable to non-redeemable noncontrolling interest	(1.5)	(3.4)
Comprehensive loss attributable to redeemable noncontrolling interest	0.3	0.3

Comprehensive loss attributable to Snap-on Incorporated	$(5.5)	$(16.7)

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Three Months Ended
	April 3, 2010	April 4, 2009
Operating activities:
Net earnings	$38.0	$37.2
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	12.3	12.0
Amortization of other intangibles	5.9	6.1
Provision for losses on finance receivables	3.4	–
Stock-based compensation expense	3.0	–
Excess tax benefits from stock-based compensation	(0.2)	–
Deferred income tax provision (benefit)	(4.2)	14.6
Loss on sale of assets	–	0.1
Changes in operating assets and liabilities:
(Increase) decrease in trade and other accounts receivable	(16.4)	27.4
(Increase) decrease in contract receivables	(10.7)	1.5
(Increase) decrease in inventories	(22.2)	7.4
(Increase) decrease in prepaid and other assets	(6.9)	(9.7)
Increase (decrease) in accounts payable	6.6	(4.2)
Increase (decrease) in accruals and other liabilities	1.8	(77.7)

Net cash provided by operating activities	10.4	14.7

Investing activities:
Additions to finance receivables	(110.7)	–
Collections of finance receivables	45.5	–
Capital expenditures	(5.7)	(14.1)
Proceeds from disposal of property and equipment	0.1	0.2
Other	–	2.9

Net cash used by investing activities	(70.8)	(11.0)

Financing activities:
Proceeds from issuance of long-term debt	–	297.7
Repayment of long-term debt	(150.0)	–
Proceeds from short-term borrowings	6.4	–
Repayments of short-term borrowings	(5.8)	–
Net increase in other short-term borrowings	0.4	2.3
Proceeds from stock purchase and option plans	2.0	0.1
Cash dividends paid	(17.4)	(17.4)
Excess tax benefits from stock-based compensation	0.2	–
Other	(2.0)	(0.2)

Net cash provided (used) by financing activities	(166.2)	282.5

Effect of exchange rate changes on cash and cash equivalents	(0.5)	(1.3)

Increase (decrease) in cash and cash equivalents	(227.1)	284.9
Cash and cash equivalents at beginning of year	699.4	115.8

Cash and cash equivalents at end of period	$472.3	$400.7

Supplemental cash flow disclosures:
Cash paid for interest	$(28.2)	$(12.4)
Net cash paid for income taxes	(10.2)	(10.6)

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Accounting Policies

Principles of consolidation and presentation

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on Incorporated’s (“Snap-on” or “the company”) 2009 Annual Report on Form 10-K for the fiscal year ended January 2, 2010. The company’s 2010 fiscal first quarter ended on April 3, 2010; the 2009 fiscal first quarter ended on April 4, 2009.

The Condensed Consolidated Financial Statements include the accounts of Snap-on and its wholly-owned and majority-owned subsidiaries, including the accounts of Snap-on Credit LLC (“SOC”), the company’s financial services operation in the United States. Prior to July 16, 2009, SOC was a consolidated financial services joint venture with CIT Group Inc. (“CIT”), and Snap-on was the primary beneficiary of the joint venture arrangement. On July 16, 2009, pursuant to its terms, Snap-on terminated the joint venture agreement with CIT and subsequently purchased CIT’s 50%-ownership interest in SOC for $8.1 million.

Investments in unconsolidated affiliates over which the company has a greater than 20% but less than 50% ownership interest are accounted for using the equity method of accounting. Investments in unconsolidated affiliates of $35.7 million at April 3, 2010, and $37.7 million at 2009 year end are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets. Equity investment dividends received during first quarter 2010 totaled $2.0 million. The Condensed Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated. The company has evaluated all subsequent events that occurred up to the time of the company’s issuance of its Condensed Consolidated Financial Statements.

Certain prior year amounts were reclassified on the Condensed Consolidated Financial Statements related to the company’s Financial Services’ operations. Following the July 16, 2009 acquisition of CIT’s 50%-ownership interest in SOC, Snap-on began providing financing for the majority of new loans originated by SOC; previously, substantially all of the loans originated by SOC were sold to CIT. Depending on the type of loan, the new contracts originated by SOC, as well as the contracts originated by Snap-on’s wholly owned international finance subsidiaries, are reflected as either contract or finance receivables on the Condensed Consolidated Balance Sheets. “Trade and other accounts receivable – net,” and the current and long-term portions of net contract and finance receivables are also disclosed on the Condensed Consolidated Balance Sheets. For periods ending prior to July 16, 2009, all current (payment terms of one year or less) accounts receivable were included in “Accounts receivable – net” and long-term (payment terms greater than one year) accounts receivable were included in “Other assets.”

The Condensed Consolidated Statements of Cash Flows reflect the “Provision for losses on finance receivables” originated by (i) SOC after July 16, 2009, and (ii) Snap-on’s wholly owned international finance subsidiaries, as part of “Net cash provided by operating activities.” Subsequent to the company’s acquisition of CIT’s ownership interest in SOC, “Additions to finance receivables” and “Collections of finance receivables” are presented as part of “Net cash used by investing activities.” For financial statement periods ending prior to July 16, 2009, the provision for losses on finance receivables and the net additions and collections of finance receivables, which primarily related to the company’s wholly owned international finance subsidiaries, are included in “(Increase) decrease in contract receivables” as part of “Net cash provided by operating activities;” first quarter 2009 amounts were not restated as the amounts were not significant, individually or in the aggregate, to Snap-on’s Condensed Consolidated Statements of Cash Flows. See Note 3 for further information on accounts receivable.

As of April 3, 2010, and January 2, 2010, “Other accrued liabilities” on the accompanying Condensed Consolidated Balance Sheets included $107.8 million and $81.5 million, respectively, of amounts withheld from payments made to the

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

company’s former financial services joint venture partner, CIT, relating to ongoing business activities. The amount withheld relates to a dispute between the parties concerning various payments made during the course of the joint venture. The $26.3 million increase in other accrued liabilities relating to CIT included $20.6 million associated with refinancings that are not included in net cash provided by operating activities. See Note 14 for further information.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three month periods ended April 3, 2010, and April 4, 2009, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

Financial Instruments

The fair value of the company’s derivative financial instruments is generally determined using quoted prices in active markets for similar assets and liabilities. The carrying value of the company’s non-derivative financial instruments either approximates fair value, due to their short-term nature, or fair value is based upon a discounted cash flow analysis or quoted market values. See Note 9 for further information on financial instruments.

New Accounting Standards

Fair Value Measurements and Disclosures

In January 2010, previously released guidance on fair value measurements and disclosures was amended. The amendment requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The fair value measurements hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority (“Level 3”) to unobservable inputs. Fair value measurements primarily based on observable market information are given a “Level 2” priority. A portion of the amendment was effective for Snap-on at the beginning of its 2010 fiscal first quarter and requires the disclosure of transfers into and out of Level 1 and Level 2 fair value measurements; the amendment’s requirements related to Level 3 disclosures are effective for Snap-on at the beginning of its 2011 fiscal year. This guidance affects new disclosures only and will have no impact on the company’s Condensed Consolidated Financial Statements.

Revenue Arrangements with Multiple Deliverables

In October 2009, previously released guidance on revenue arrangements with multiple deliverables was amended; this guidance becomes effective for Snap-on at the beginning of its 2011 fiscal year. The amendment addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The amendment may be applied retrospectively or prospectively for new or materially modified arrangements and early adoption is permitted. The company is currently assessing the impact of adopting this guidance and does not believe that the adoption will have a significant impact on the company’s Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Certain Revenue Arrangements that Include Software Elements

In October 2009, previously released guidance on certain revenue arrangements that include software elements was amended; this guidance becomes effective for Snap-on at the beginning of its 2011 fiscal year. The amendment removes tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product’s essential functionality and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The amendment may be applied retrospectively or prospectively for new or materially modified arrangements and early adoption is permitted. The company is currently assessing the impact of adopting this guidance and does not believe that the adoption will have a significant impact on the company’s Condensed Consolidated Financial Statements.

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

On March 5, 2008, Snap-on acquired a 60% interest in Zhejiang Wanda Tools Co., Ltd. (“Wanda Snap-on”), a tool manufacturer in China, for a total purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs. The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions. On December 10, 2009, Snap-on entered into an agreement to acquire the noncontrolling shareholder’s 40% interest for a purchase price of 52.3 million Chinese yuan (approximately $7.7 million at April 3, 2010 exchange rates). The transaction has received local government approval and is expected to close during the second quarter of 2010.

The following summarizes the changes in the redeemable noncontrolling interest for the three month periods ended April 3, 2010, and April 4, 2009:

	Three Months Ended
(Amounts in millions)	April 3, 2010	April 4, 2009
Beginning of year	$3.3	$4.3
Net loss	(0.3)	(0.3)

End of period	$3.0	$4.0

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

The components of Snap-on’s current accounts receivable as of April 3, 2010, and January 2, 2010, are as follows:

(Amounts in millions)	April 3, 2010	January 2, 2010
Trade and other accounts receivable	$449.2	$440.8
Contract receivables, net of unearned finance charges of $4.8 million and $4.0 million	37.4	34.5
Finance receivables, net of unearned finance charges of $6.0 million and $6.8 million	156.8	126.2

Total	643.4	601.5

Allowances for doubtful accounts:
Trade and other accounts receivable	(26.4)	(26.4)
Contract receivables	(2.6)	(1.6)
Finance receivables	(4.6)	(3.9)

Total	(33.6)	(31.9)

Total current accounts receivable – net	$609.8	$569.6

Trade and other accounts receivable – net	$422.8	$414.4
Contract receivables – net	34.8	32.9
Finance receivables – net	152.2	122.3

Total current accounts receivable – net	$609.8	$569.6

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The components of Snap-on’s contract and finance receivables with payment terms beyond one year as of April 3, 2010, and January 2, 2010, are as follows:

(Amounts in millions)	April 3, 2010	January 2, 2010
Contract receivables, net of unearned finance charges of $6.2 million and $5.9 million	$81.9	$73.2
Finance receivables, net of unearned finance charges of $8.6 million and $8.0 million	238.5	184.1

Total	320.4	257.3

Allowances for doubtful accounts:
Contract receivables	(2.8)	(2.5)
Finance receivables	(8.7)	(6.2)

Total	(11.5)	(8.7)

Total long-term accounts receivable – net	$308.9	$248.6

Contract receivables – net	$79.1	$70.7
Finance receivables – net	229.8	177.9

Total long-term accounts receivable – net	$308.9	$248.6

SOC originates contract and finance receivables on sales of Snap-on product sold through the U.S. franchisee and customer network and to Snap-on’s industrial and other customers; Snap-on’s foreign finance subsidiaries provide similar financing internationally. Interest income on contract and finance receivables is recognized using the effective interest method and is included in “Financial services revenue” on the accompanying Condensed Consolidated Statements of Earnings. The recognition of finance income is generally suspended and the estimated uncollectible receivable amount written off to the allowance for doubtful accounts when the contract or finance receivable becomes approximately 90 or 150 days delinquent, depending on the type of loan. The accrual of finance income is resumed when the receivable becomes contractually current and collection doubts are removed. Financing receivables on non-accrual status at April 3, 2010, and January 2, 2010, were insignificant.

Prior to July 16, 2009, SOC sold most of its portfolio of contract and finance loan originations to CIT on a limited recourse basis; SOC retained the right to service such loans for a contractual servicing fee. As of April 3, 2010, the remaining portfolio of receivables owned by CIT that is being serviced by SOC was approximately $483 million, down from approximately $590 million at 2009 year end and $830 million at July 16, 2009. As loan originations were sold to CIT, SOC recognized a servicing asset since the contractual servicing fee provided SOC with more than adequate compensation for the level of services provided. Contractual servicing fees were $1.6 million for the three month period ended April 3, 2010, and $2.3 million for the three month period ended April 4, 2009.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Servicing assets are included in “Prepaid expenses and other assets” in the accompanying Condensed Consolidated Balance Sheets. The remaining servicing assets of $1.3 million as of April 3, 2010, are being amortized over the remaining life of the contracts. The following summarizes the servicing assets activity for the three month periods ended April 3, 2010, and April 4, 2009:

	Three Months Ended
(Amounts in millions)	April 3, 2010	April 4, 2009
Servicing assets at beginning of year	$1.5	$3.9
Originated	–	1.0
Amortized	(0.2)	(1.8)

Servicing assets at end of period	$1.3	$3.1

Note 4: Inventories Inventories by major classification were as follows:
(Amounts in millions)	April 3, 2010	January 2, 2010
Finished goods	$271.3	$254.3
Work in progress	25.8	28.3
Raw materials	62.3	60.5

Total FIFO value	359.4	343.1
Excess of current cost over LIFO cost	(68.4)	(68.4)

Total inventories – net	$291.0	$274.7

Inventories accounted for using the first-in, first-out (“FIFO”) method as of April 3, 2010, and January 2, 2010, approximated 63% and 66%, respectively, of total inventories. The company accounts for its non-U.S. inventory on the FIFO basis. As of April 3, 2010, approximately 27% of the company’s U.S. inventory was accounted for using the FIFO basis and 73% was accounted for using the last-in, first-out (“LIFO”) basis. There were no LIFO inventory liquidations in the three month periods ended April 3, 2010, and April 4, 2009.

Note 5: Intangible and Other Assets

The changes in the carrying amount of goodwill by segment for the three month period ended April 3, 2010, were as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Diagnostics & Information Group	Total
Balance as of January 2, 2010	$374.8	$12.5	$427.0	$814.3
Currency translation	(16.1)	–	(1.7)	(17.8)

Balance as of April 3, 2010	$358.7	$12.5	$425.3	$796.5

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Additional disclosures related to other intangible assets are as follows:

	April 3, 2010		January 2, 2010
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$133.9	$(30.2)	$135.1	$(28.3)
Developed technology	19.0	(13.2)	19.4	(13.1)
Internally developed software	57.1	(33.2)	54.4	(30.5)
Patents	30.8	(18.7)	30.8	(18.4)
Trademarks	1.9	(0.5)	1.9	(0.5)
Other	11.4	(2.1)	11.4	(2.0)

Total	254.1	(97.9)	253.0	(92.8)
Non-amortized trademarks	45.7	–	46.0	–

Total other intangible assets	$299.8	$(97.9)	$299.0	$(92.8)

Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, loss of key customers and/or changes in technology or markets, could require a provision for impairment in a future period.

The weighted-average amortization periods related to other intangible assets are as follows:

(In years)	Weighted- average Amortization
Customer relationships	16
Developed technology	5
Internally developed software	3
Patents	12
Trademarks	30
Other	46

Snap-on is amortizing its customer relationships on an accelerated basis over a 16 year weighted-average life; the remaining intangibles are amortized on a straight-line basis. The weighted-average amortization period for all amortizable intangibles on a combined basis is 15 years.

The company’s customer relationships generally have contractual terms of three to five years and are typically renewed without significant cost to the company. The weighted-average 16 year life for customer relationships is based on the company’s historical renewal experience. Intangible asset renewal costs are expensed as incurred.

The aggregate amortization expense was $5.9 million and $6.1 million for the three month periods ended April 3, 2010, and April 4, 2009, respectively. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $22.9 million in 2010, $20.2 million in 2011, $16.5 million in 2012, $11.4 million in 2013, $9.9 million in 2014, and $9.4 million in 2015.

The company has various insurance policies on the lives of certain former executive officers. Snap-on’s investment in these policies is recorded net of policy loans in “Other assets” on the accompanying Condensed Consolidated Balance Sheets. The policy loans carry a variable interest rate (currently at 6.4%), require interest only payments annually, and

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

are collateralized by the cash value of the life insurance policies. The interest rate charged on the policy loans may be adjusted annually based on a corporate bond yield as published by Moody’s Investors Service. A summary of the net cash value of life insurance as of April 3, 2010, and January 2, 2010, is as follows:

(Amounts in millions)	April 3, 2010	January 2, 2010
Cash surrender value of life insurance	$9.4	$9.4
Policy loans outstanding	(9.1)	(9.1)

Net cash value of life insurance	$0.3	$0.3

Note 6: Exit and Disposal Activities Snap-on recorded costs associated with exit and disposal activities for the three month periods ended April 3, 2010, and April 4, 2009, as follows:
	Three Months Ended
(Amounts in millions)	April 3, 2010	April 4, 2009
Exit and disposal costs:
Cost of goods sold
Commercial & Industrial	$1.4	$1.0
Snap-on Tools	–	–
Diagnostics & Information	0.9	0.1

Total cost of goods sold	2.3	1.1

Operating expenses:
Commercial & Industrial	0.4	0.3
Snap-on Tools	0.1	0.1
Diagnostics & Information	0.4	(0.1)
Corporate	–	0.3

Total operating expenses	0.9	0.6

Financial Services expenses	–	0.3

Total restructuring expenses:
Commercial & Industrial	1.8	1.3
Snap-on Tools	0.1	0.1
Diagnostics & Information	1.3	–
Financial Services	–	0.3
Corporate	–	0.3

Total restructuring expenses	$3.2	$2.0

Of the $3.2 million and $2.0 million of costs incurred during the three month periods ended April 3, 2010, and April 4, 2009, $3.0 million and $0.7 million, respectively, qualified for accrual treatment. Costs associated with exit and disposal activities in 2010 primarily related to headcount reductions from (i) the ongoing evaluation of the company’s cost structure; (ii) ongoing efforts to enhance efficiency and productivity; and (iii) other various management and other realignment actions.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on’s exit and disposal accrual activity for the first quarter of 2010 was as follows:

(Amounts in millions)	Balance at January 2, 2010	Additions	Usage	Balance at April 3, 2010
Severance costs:
Commercial & Industrial	$9.6	$1.7	$(3.4)	$7.9
Snap-on Tools	1.7	–	(0.5)	1.2
Diagnostics & Information	1.0	1.2	(0.4)	1.8
Facility-related costs:
Commercial & Industrial	0.7	–	–	0.7
Snap-on Tools	0.4	0.1	(0.1)	0.4

Total	$13.4	$3.0	$(4.4)	$12.0

Since year-end 2009, Snap-on has reduced headcount by approximately 35 employees as part of its restructuring actions. While the majority of the exit and disposal accrual will be utilized in 2010, approximately $0.7 million of facility-related costs, primarily related to longer-term lease obligations, will extend beyond 2010.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 7: Income Taxes

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 34.5% in both the first three months of 2010 and 2009.

For the three months ended April 3, 2010, Snap-on’s unrecognized tax benefits decreased by $1.5 million. The decrease was primarily attributable to settlements with non-US taxing authorities.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. Snap-on and its subsidiaries are routinely examined by tax authorities in certain of these jurisdictions and it is reasonably possible that some of these examinations may be resolved within the next 12 months. Due to the potential resolution of these global examinations, it is reasonably possible that Snap-on’s gross unrecognized tax benefits may decrease by a range of zero to $7.0 million over the next 12 months.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Short-term and Long-term Debt

Short-term and long-term debt as of April 3, 2010, and January 2, 2010, consisted of the following:

(Amounts in millions)	April 3, 2010	January 2, 2010
Floating rate unsecured note due 2010	$–	$150.0
6.25% unsecured notes due 2011	200.0	200.0
5.85% unsecured notes due 2014	100.0	100.0
5.50% unsecured notes due 2017	150.0	150.0
6.70% unsecured notes due 2019	200.0	200.0
6.125% unsecured notes due 2021	250.0	250.0
Other debt*	16.2	16.8

	916.2	1,066.8

Less: notes payable and current maturities of long-term debt	(15.6)	(164.7)

Total long-term debt	$900.6	$902.1

* Includes fair value adjustments related to interest rate swaps

On January 12, 2010, Snap-on repaid the $150.0 million floating rate unsecured debt with available cash.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012; at April 3, 2010, no amounts were outstanding under this revolving credit facility. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of April 3, 2010, the company’s actual ratios of 0.42 and 2.79, respectively, were both within the permitted ranges as set forth in this financial covenant.

Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit as of April 3, 2010. The committed bank lines consist of two $10 million lines of credit that expire on July 27, 2010, and August 29, 2010, respectively.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility, discussed above, Snap-on’s debt agreements and credit facilities also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of April 3, 2010, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

Note 9: Financial Instruments

Derivatives: All derivative instruments are reported in the Condensed Consolidated Financial Statements at fair value. Changes in the fair value of derivatives are recorded each period in earnings or on the accompanying Condensed Consolidated Balance Sheets, depending on whether the derivative is designated and effective as part of a hedged transaction. Gains or losses on derivative instruments recorded in “Accumulated other comprehensive income (loss)” (“Accumulated OCI”) must be reclassified to earnings in the period in which earnings are affected by the underlying hedged item and the ineffective portion of all hedges must be recognized in earnings in the period that such portion is determined to be ineffective.

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

At April 3, 2010, Snap-on had $201.8 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $111.1 million in euros, $70.0 million in Swedish kronor, $30.8 million in Australian dollars, $26.3 million in British pounds, $11.8 million in Singapore dollars, $5.2 million in Norwegian kroner, $2.7 million in Mexican pesos, $2.7 million in South Korean won, and $2.2 million in other currencies, and sell contracts comprised of $43.3 million in Canadian dollars, $10.6 million in Japanese yen, $3.8 million in Turkish lira, and $3.3 million in other currencies. At January 2, 2010, Snap-on had $197.8 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $104.4 million in euros, $69.1 million in Swedish kronor, $30.4 million in Australian dollars, $25.1 million in British pounds, $12.3 million in Singapore dollars, $5.0 million in Norwegian kroner, $2.5 million in Mexican pesos, and $3.2 million in other currencies, and sell contracts comprised of $39.5 million in Canadian dollars, $7.7 million in Japanese yen, $3.3 million in Turkish lira, and $3.7 million in other currencies.

Interest Rate Risk Management: Snap-on’s interest rate risk management policies are designed to manage the potential volatility of earnings that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities.

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense. For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $150 million at April 3, 2010, and $50 million at January 2, 2010. No interest rate swaps classified as cash flow hedges were outstanding as of April 3, 2010, and January 2, 2010.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Treasury Lock Agreements: Snap-on has previously entered into treasury lock agreements to manage the potential change in interest rates in anticipation of issuing fixed rate debt. Prior to the company’s termination of the financial services joint venture agreement with CIT in 2009, Snap-on also entered into treasury lock agreements to manage the risk associated with changing benchmark interest rates on its extended contract installment loans that were sold to CIT. Treasury lock agreements are accounted for as cash flow hedges. The effective differentials paid or received on treasury lock agreements related to credit installment loans are recognized as adjustments to “Financial services revenue” on the accompanying Condensed Consolidated Statements of Earnings. The effective differentials paid or received on treasury lock agreements related to the anticipated issuance of fixed rate debt are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings.

During the first quarter of 2009, Snap-on settled treasury locks of (i) $51 million related to the settlement of extended credit installment receivables sold to CIT; and (ii) $100 million associated with the forecasted principal debt issuance related to the company’s offering of $300 million of fixed rate, long-term notes on February 24, 2009. There were no treasury locks outstanding at April 3, 2010, and 2009 year end.

Fair Value Measurements: Snap-on has derivative assets and liabilities that are measured at Level 2 fair value on a recurring basis. The following table represents the fair value of derivative instruments included within the Condensed Consolidated Balance Sheets:

		April 3, 2010		January 2, 2010
(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap agreements	Other assets	$2.0	$–	$2.5	$–
Interest rate swap agreements	Other long-term liabilities	–	1.2	–	–

Total		$2.0	$1.2	$2.5	$–

Derivatives Not Designated as Hedging Instruments:
Foreign exchange forwards	Prepaid expenses and other assets	$2.6	$–	$3.1	$–
Foreign exchange forwards	Other accrued liabilities	–	15.0	–	8.5

Total		$2.6	$15.0	$3.1	$8.5

Total derivatives instruments		$4.6	$16.2	$5.6	$8.5

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. Foreign exchange forward contracts are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. The company did not have any assets or liabilities measured at Level 1 or Level 3 or implement any changes in its valuation techniques as of and for the quarter ended April 3, 2010.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table represents the effect of derivative instruments designated as fair value hedges as included in the Condensed Consolidated Statements of Earnings:

		Effective Portion of Gain /(Loss) Recognized in Income Three months ended
(Amounts in millions)	Statement of Earnings Presentation	April 3, 2010	April 4, 2009
Derivatives Designated as Fair Value Hedges:
Interest rate swap agreements	Interest expense	$0.8	$0.6

The following tables represent the effect of derivative instruments designated as cash flow hedges as included in Accumulated OCI on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Earnings:

	Effective Portion of Gain / (Loss) Recognized in Accumulated OCI Three months ended		Statement of Earnings Presentation	Effective Portion of Gain / (Loss) Reclassified from Accumulated OCI into Income Three months ended
(Amounts in millions)	April 3, 2010	April 4, 2009		April 3, 2010	April 4, 2009
Derivatives Designated as Cash Flow Hedges:
Treasury lock agreements	$–	$0.8	Interest expense	$–	$–
Treasury lock agreements	–	(0.2)	Financial services revenue	–	(1.6)
Firm commitment agreements	–	–	Net sales	–	(0.1)

The following table represents the effect of derivative instruments not designated as hedging instruments as included in the Condensed Consolidated Statements of Earnings:

		Gain / (Loss) Recognized in Income Three months ended
(Amounts in millions)	Statement of Earnings Presentation	April 3, 2010	April 4, 2009
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forwards	Other income (expense) – net	$(12.1)	$(15.1)

As discussed above, Snap-on’s foreign exchange forward contracts are typically not designated as hedges for financial reporting purposes. The fair value changes of derivatives not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. The $12.1 million derivative loss recognized in the first quarter of 2010 was offset by transaction gains on net exposures of $12.3 million, resulting in a net foreign exchange gain of $0.2 million. The $15.1 million derivative loss recognized in the first quarter of 2009 was offset by transaction gains on net exposures of $14.5 million, resulting in a net foreign exchange loss of $0.6 million. The resulting net foreign exchange gains and losses are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 15 for additional information on “Other income (expense) – net.”

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

See the accompanying Condensed Consolidated Statements of Comprehensive Income for additional information on changes in comprehensive income.

As of April 3, 2010, the maximum maturity date of any fair value hedge was eleven years. During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $48,000 after tax at the time the underlying hedge transactions are realized.

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

Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	April 3, 2010		January 2, 2010
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Contract receivables – net	$113.9	$137.0	$103.6	$113.0
Finance receivables – net	382.0	460.0	300.2	358.8

Long-term debt and notes payable and current maturities of long-term debt	916.2	978.3	1,066.8	1,118.0

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

•

The fair value of all other financial instruments including cash equivalents, trade and other accounts receivable, accounts payable, notes payable, and other financial instruments approximates such instruments’ carrying value due to their short-term nature.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Pension Plans

Snap-on’s net pension expense included the following components:

	Three Months Ended
(Amounts in millions)	April 3, 2010	April 4, 2009
Service cost	$4.6	$4.5
Interest cost	13.8	13.2
Expected return on assets	(14.4)	(15.1)
Actuarial loss	4.9	1.3
Prior service cost	0.3	0.3

Net pension expense	$9.2	$4.2

In 2010, Snap-on expects to make contributions of approximately $9.0 million and $1.5 million to its foreign and domestic pension plans, respectively.

Note 11: Postretirement Health Care Plans

Snap-on’s net postretirement health care expense included the following components:

	Three Months Ended
(Amounts in millions)	April 3, 2010	April 4, 2009
Service cost	$0.1	$0.1
Interest cost	0.9	1.1
Expected return on plan assets	(0.2)	(0.2)
Prior service credit	(0.1)	(0.1)

Net postretirement expense	$0.7	$0.9

Note 12: Stock-Based Compensation

The 2001 Incentive Stock and Awards Plan, as amended (“2001 Plan”), which was approved by shareholders in 2001 and subsequently amended, provides for the grant of stock options, performance share awards, and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). As of April 3, 2010, the 2001 Plan had 1,512,435 shares available for future grants; the company uses treasury stock to deliver shares under the 2001 Plan.

The net stock-based expense was $3.0 million for the three month period ended April 3, 2010. The net stock-based compensation cost for the three month period ended April 4, 2009, was insignificant. Cash received from option exercises during the three month periods ended April 3, 2010, and April 4, 2009, was $2.0 million and $0.1 million, respectively. The tax benefit realized from the exercise of share-based payment arrangements was $0.3 million and $3.4 million for the three month periods ended April 3, 2010, and April 4, 2009, respectively.

Stock Options

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant and have a contractual term of ten years. Stock option grants vest ratably on the first, second and third anniversaries of the date of grant.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the period of time that options granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three month periods ended April 3, 2010, and April 4, 2009, using the Black-Scholes valuation model:

	Three Months Ended
	April 3, 2010	April 4, 2009
Expected term of option (in years)	5.85	5.87
Expected volatility factor	33.97%	30.08%
Expected dividend yield	2.76%	2.72%
Risk-free interest rate	2.39%	1.76%

A summary of stock option activity as of and for the three month period ended April 3, 2010, is presented below:

	Shares (in thousands)	Exercise Price Per Share (* )	Remaining Contractual Term (* ) (in years)	Aggregate Intrinsic Value (in millions )
Outstanding at January 2, 2010	2,259	$39.47
Granted	531	41.01
Exercised	(56)	29.26
Forfeited or expired	(42)	37.04

Outstanding at April 3, 2010	2,692	40.03	7.23	$16.5

Exercisable at April 3, 2010	1,642	40.64	5.97	10.2

* Weighted-average

The weighted-average grant date fair value of options granted during the three month periods ended April 3, 2010, and April 4, 2009, was $10.88 and $6.71, respectively. The intrinsic value of options exercised during the three month periods ended April 3, 2010, and April 4, 2009, was $0.8 million and zero, respectively. The fair value of stock options vested during the three month periods ended April 3, 2010, and April 4, 2009, was $4.4 million and $3.3 million, respectively.

As of April 3, 2010, there was $9.2 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.

Performance Awards

Performance awards granted pursuant to the 2001 Plan are earned and expensed using the fair value of the award over a contractual term of three years based on the company’s performance. Vesting of the performance awards is dependent upon performance relative to pre-defined goals for revenue growth and return on net assets for the applicable performance period.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

For performance achieved above a certain level, the recipient may earn additional shares of stock, not to exceed 100% of the number of performance awards initially awarded.

In 2009, the company began granting performance-based units (designated as RSUs); such awards have a one year performance period based on the results of the consolidated financial metrics of the company’s annual incentive plan, followed by a two year cliff vesting schedule. For performance achieved above a certain level, the recipient may earn additional shares of stock, not to exceed 100% of the number of RSUs initially awarded.

The fair value of these awards is estimated on the date of grant using the Black-Scholes valuation model. The company uses the vesting period of the performance awards as the expected term of the awards granted. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the performance award. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the length of time corresponding to the expected term of the performance award. The following weighted-average assumptions were used in calculating the fair value of performance awards granted during the three month periods ended April 3, 2010, and April 4, 2009, using the Black-Scholes valuation model:

	Three Months Ended
	April 3, 2010	April 4, 2009
Expected term of performance award (in years)	3.0	3.0
Expected volatility factor	42.82%	37.10%
Risk-free interest rate	1.44%	1.32%

The weighted-average grant date fair value of performance awards granted during the three month periods ended April 3, 2010, and April 4, 2009, was $41.01 and $29.69, respectively. Performance share awards of 125,164 shares were paid out during the three month period ended April 4, 2009; no performance shares were paid out in the three month period ended April 3, 2010. As performance share awards generally vest only at the end of the performance award period, no shares vested during the three month periods ended April 3, 2010, and April 4, 2009. However, approximately 57% of the RSUs granted in 2009 were earned based on the company’s 2009 performance; these RSUs will vest, assuming continued employment, in February 2012.

The changes to the company’s non-vested performance share awards during the three month period ended April 3, 2010, are as follows:

	Shares (in thousands)	Fair Value (* )
Non-vested performance awards at January 2, 2010	537	$41.73
Granted	236	41.01
Vested	–	–
Cancellations	(204)	43.94

Non-vested performance awards at April 3, 2010	569	36.25

* Weighted-average

As of April 3, 2010, there was $11.8 million of unrecognized compensation cost related to non-vested performance share awards granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.5 years.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Stock Appreciation Rights (“SARs”)

The company also issues SARs to certain key non-U.S. employees. SARs are granted with an exercise price equal to the market value of a share of Snap-on’s common stock on the date of grant and have a contractual term of ten years, and vest ratably on the first, second and third anniversaries of the date of grant. SARs provide for the cash payment of the excess of the fair market value of Snap-on’s common stock price on the date of exercise over the grant price. SARs have no effect on dilutive shares or shares outstanding as any appreciation of Snap-on’s common stock value over the grant price is paid in cash and not in common stock.

The fair value of SARs is remeasured each reporting period using the Black-Scholes valuation model. The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs. The following weighted-average assumptions were used in calculating the fair value of SARs granted during the three month periods ended April 3, 2010, and April 4, 2009, using the Black-Scholes valuation model:

	Three Months Ended
	April 3, 2010	April 4, 2009
Expected term of SARs (in years)	5.53	5.65
Expected volatility factor	34.13%	31.99%
Expected dividend yield	2.76%	2.72%
Risk-free interest rate	2.67%	1.87%

The total intrinsic value of SARs exercised during the three month period ended April 3, 2010, was $0.1 million; no SARs were exercised during the three month period ended April 4, 2009. The total fair value of SARs vested during the three month periods ended April 3, 2010, and April 4, 2009, was $1.3 million and $0.5 million, respectively.

The changes to the company’s non-vested SARs during the three month period ended April 3, 2010, are as follows:

	SARs (in thousands)	Fair Value (* )
Non-vested SARs at January 2, 2010	259	$9.85
Granted	107	12.45
Vested	(136)	11.25
Cancellations	(1)	–

Non-vested SARs at April 3, 2010	229	13.57

* Weighted-average

As of April 3, 2010, there was $3.1 million of unrecognized compensation cost related to non-vested SARs granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period 2.2 years.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 13: Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009
Weighted-average common shares outstanding	57,780,353	57,549,731
Dilutive effect of stock-based instruments	529,172	291,654

Weighted-average common shares outstanding, assuming dilution	58,309,525	57,841,385

The dilutive effect of the potential exercise of outstanding stock-based instruments to purchase common shares is calculated using the treasury stock method. Options to purchase 876,903 shares and 2,200,882 shares of Snap-on common stock for the three month periods ended April 3, 2010, and April 4, 2009, respectively, were not included in the computations of diluted earnings per share as the exercise price of the options was greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

Note 14: Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. The following summarizes Snap-on’s product warranty accrual activity for the three month periods ended April 3, 2010, and April 4, 2009:

	Three Months Ended
(Amounts in millions)	April 3, 2010	April 4, 2009
Warranty accrual:
Beginning of period	$14.3	$15.5
Additions	3.4	0.5
Usage	(3.2)	(3.5)

End of period	$14.5	$12.5

The Wanda Snap-on joint venture agreement granted a redeemable noncontrolling interest right to the noncontrolling shareholder, exercisable beginning in 2011. On December 10, 2009, Snap-on entered into an agreement to acquire the noncontrolling shareholder’s 40% interest in Wanda Snap-on for a purchase price of 52.3 million Chinese yuan (approximately $7.7 million at April 3, 2010 exchange rates). The transaction has received local government approval and is expected to close during the second quarter of 2010.

On January 8, 2010, Snap-on filed a notice of arbitration with the American Arbitration Association concerning a dispute with CIT relating to various underpayments made during the course of their financial services joint venture, in which Snap-on has alleged damages of approximately $115 million. As a result of the dispute, Snap-on has withheld certain amounts (totaling $107.8 million as of April 3, 2010, and $81.5 million as of 2009 year end) from payments made to CIT relating to ongoing business activities. On January 29, 2010, CIT filed its response denying Snap-on’s claim and asserting certain claims against Snap-on for other matters relating to the joint venture. CIT’s claims allege damages in excess of $110 million, the majority of which relates to returning the amounts withheld by Snap-on. The $107.8 million retained

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

by Snap-on as of April 3, 2010, is included in “Other accrued liabilities” on Snap-on’s April 3, 2010 Condensed Consolidated Balance Sheet. At this early stage, no determination can be made as to the likely outcome of this dispute.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van loans sold by SOC; as of April 3, 2010, and January 2, 2010, $17.5 million and $17.6 million, respectively, of franchisee loans contain a recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of April 3, 2010, was not material.

Snap-on is involved in various other legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these other legal matters, management believes that the results of these other legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 15: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended
(Amounts in millions)	April 3, 2010	April 4, 2009
Interest income	$0.2	$0.3
Foreign exchange gain (loss)	0.2	(0.6)
Other	(0.1)	–

Total other income (expense) – net	$0.3	$(0.3)

Note 16: Segments

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Diagnostics & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchise distribution channels. The Snap-on Tools Group consists of the business operations serving the worldwide franchise van channel. The Diagnostics & Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems, electronic parts catalogs, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services consists of the business operations of Snap-on’s wholly owned finance subsidiaries.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on evaluates the performance of its operating segments based on segment revenues, including both external and intersegment net sales, and segment operating earnings. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Corporate assets consist of cash and cash equivalents (excluding cash held at Financial Services), deferred income taxes, pension assets and certain other assets. All significant intersegment amounts are eliminated to arrive at Snap-on’s consolidated financial results.

Financial data by segment was as follows:

	Three Months Ended
(Amounts in millions)	April 3, 2010	April 4, 2009
Net sales:
Commercial & Industrial Group	$297.5	$259.8
Snap-on Tools Group	264.0	242.4
Diagnostics & Information Group	135.1	132.5

Segment net sales	696.6	634.7
Intersegment eliminations	(75.0)	(62.1)

Total net sales	$621.6	$572.6
Financial services revenue	9.7	20.0

Total revenues	$631.3	$592.6

Operating earnings (loss):
Commercial & Industrial Group	$30.4	$17.5
Snap-on Tools Group	28.2	20.7
Diagnostics & Information Group	30.8	25.2
Financial Services	(1.7)	10.0

Segment operating earnings	87.7	73.4
Corporate	(17.7)	(9.1)

Operating earnings	$70.0	$64.3
Interest expense	(14.0)	(8.6)
Other income (expense) – net	0.3	(0.3)

Earnings before income taxes and equity earnings	$56.3	$55.4

(Amounts in millions)	April 3, 2010	January 2, 2010
Assets:
Commercial & Industrial Group	$994.1	$1,016.5
Snap-on Tools Group	439.2	417.5
Diagnostics & Information Group	729.8	751.1
Financial Services	603.5	530.8

Total assets from reportable segments	$2,766.6	$2,715.9
Corporate	559.4	768.0
Elimination of intersegment receivables	(19.8)	(36.5)

Total assets	$3,306.2	$3,447.4

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements:

Statements in this document that are not historical facts, including statements that (i) are in the future tense; (ii) include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on Incorporated (“Snap-on” or “the company”) or its management; (iii) are specifically identified as forward-looking; or (iv) describe Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, as well as those factors discussed in its Annual Report on Form 10-K for the fiscal year ended January 2, 2010, which are incorporated herein by reference, could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain efficiencies and savings from its Rapid Continuous Improvement and other cost reduction initiatives, including its ability to implement reductions in workforce, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues. These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further improve service and value to franchisees and thereby enhance their sales and profitability, introduce successful new products, successfully integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the need to provide financing for the contracts and loans originated by Snap-on Credit LLC, litigation challenges, and external negative factors including instability in world credit and financial markets, weakness in the global economy, continued weakness in the U.S. automotive industry, and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, and the impact of legal proceedings, energy and raw material supply and pricing, including steel and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, new U.S. health care legislation and reforms), the impacts of non-strategic business and/or product line rationalizations, terrorist disruptions and epidemics on business. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of operations for the three month periods ended April 3, 2010, and April 4, 2009, are as follows:

	Three Months Ended
(Amounts in millions)	April 3, 2010		April 4, 2009		Change
Net sales	$621.6	100.0%	$572.6	100.0%	$49.0	8.6%
Cost of goods sold	(334.0)	-53.7%	(313.9)	-54.8%	(20.1)	-6.4%

Gross profit	287.6	46.3%	258.7	45.2%	28.9	11.2%
Operating expenses	(215.9)	-34.7%	(204.4)	-35.7%	(11.5)	-5.6%

Operating earnings before financial services	71.7	11.6%	54.3	9.5%	17.4	32.0%

Financial services revenue	9.7	100.0%	20.0	100.0%	(10.3)	-51.5%
Financial services expenses	(11.4)	-117.5%	(10.0)	-50.0%	(1.4)	-14.0%

Operating earnings (loss) from financial services	(1.7)	-17.5%	10.0	50.0%	(11.7)	-117.0%

Operating earnings	70.0	11.1%	64.3	10.9%	5.7	8.9%
Interest expense	(14.0)	-2.2%	(8.6)	-1.5%	(5.4)	-62.8%
Other income (expense) – net	0.3	–	(0.3)	-0.1%	0.6	NM

Earnings before income taxes and equity earnings	56.3	8.9%	55.4	9.3%	0.9	1.6%
Income tax expense	(19.0)	-3.0%	(18.3)	-3.0%	(0.7)	-3.8%

Earnings before equity earnings	37.3	5.9%	37.1	6.3%	0.2	0.5%
Equity earnings, net of tax	0.7	0.1%	0.1	–	0.6	NM

Net earnings	38.0	6.0%	37.2	6.3%	0.8	2.2%
Net earnings attributable to noncontrolling interests	(1.2)	-0.2%	(2.4)	-0.4%	1.2	50.0%

Net earnings attributable to Snap-on Inc.	$36.8	5.8%	$34.8	5.9%	$2.0	5.7%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales in the first quarter of 2010 of $621.6 million were up $49.0 million, or 8.6%, from 2009 levels; excluding $24.4 million of favorable currency translation, organic sales in the quarter increased 4.1% from 2009 levels.

Sales in the Commercial & Industrial Group of $297.5 million in the first quarter of 2010 were up $37.7 million, or 14.5%, from 2009 levels; excluding $12.1 million of favorable currency translation, organic sales increased 9.4%. Sales in the Snap-on Tools Group of $264.0 million increased $21.6 million, or 8.9%, from 2009 levels; excluding $10.7 million of favorable currency translation, organic sales increased 4.3%. In the Diagnostics & Information Group, sales of $135.1 million were up $2.6 million, or 2.0%, from 2009 levels; excluding $2.0 million of favorable currency translation, organic sales increased 0.4%.

Gross profit in the first quarter of 2010 was $287.6 million as compared to $258.7 million in 2009; as a percentage of sales, gross margin improved 110 basis points (100 basis points equals 1.0 percent) from 45.2% last year to 46.3% this year. The $28.9 million increase in year-over-year gross profit is primarily due to the higher sales, $11.1 million of favorable currency effects, and $7.2 million of savings from ongoing efficiency and productivity (collectively “Rapid Continuous Improvement”

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

or “RCI”) initiatives and other cost reduction activities, including benefits from restructuring and savings from cost containment actions. These increases were partially offset by $1.2 million of higher restructuring costs.

Operating expenses in the first quarter of 2010 were $215.9 million as compared to $204.4 million in 2009. The $11.5 million increase in year-over-year operating expenses is primarily due to $6.8 million of unfavorable currency translation, $5.0 million of higher pension expense, largely due to lower than projected asset returns in previous years related to the U.S. pension plan, higher stock-based (mark to market) compensation expense of $3.5 million, and increased volume-related expenses. These increases were partially offset by $6.4 million of benefits from ongoing RCI, restructuring and other cost reduction initiatives, including savings from cost containment actions. As a percentage of net sales, operating expenses were 34.7% in the first quarter of 2010 as compared to 35.7% in the first quarter of 2009.

Operating loss from financial services was $1.7 million on $9.7 million of revenue in the first quarter of 2010, as compared with $10.0 million of operating earnings on $20.0 million of revenue in 2009. On July 16, 2009, Snap-on terminated its financial services joint venture agreement with CIT Group Inc. (“CIT”) relating to the parties’ Snap-on Credit LLC (“SOC”) financial services joint venture, and subsequently purchased CIT’s 50%-ownership interest in the joint venture for $8.1 million pursuant to the terms of the joint venture agreement. Since July 16, 2009, Snap-on is providing financing for the majority of new loans originated by SOC and SOC is recording the interest yield on the new on-book receivables over the life of the contracts as financial services revenue. Previously, SOC sold most new contract originations to CIT and recorded gains on the sale of the contracts as financial services revenue. The change from recognizing gains on contract sales to CIT, to recognizing the interest yield on the on-book receivables, was a primary factor in the year-over-year declines in both revenues and operating earnings. See Notes 2 and 3 to the Condensed Consolidated Financial Statements for further information on SOC.

Consolidated operating earnings of $70.0 million in the first quarter of 2010 increased $5.7 million, or 8.9%, from the $64.3 million achieved in the first quarter of 2009, despite $11.7 million of lower year-over-year operating earnings from financial services. The $5.7 million increase in operating earnings includes $4.7 million of favorable currency effects.

Interest expense of $14.0 million in the first quarter of 2010 increased $5.4 million from the prior year primarily due to higher debt levels as a result of the issuance of $550 million of fixed rate, long-term notes in 2009. See Note 8 to the Condensed Consolidated Financial Statements for information on the company’s debt and credit facilities.

Other income (expense) – net was income of $0.3 million in the first quarter of 2010 as compared to expense of $0.3 million in 2009. Other income (expense) – net primarily includes interest income and hedging and currency exchange rate transaction gains and losses. See Note 15 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 34.5% in both the first quarters of 2010 and 2009. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on in the first quarter of 2010 were $36.8 million, or $0.63 per diluted share. Net earnings attributable to Snap-on in the first quarter of 2009 were $34.8 million, or $0.60 per diluted share.

Exit and Disposal Activities

Snap-on recorded exit and disposal costs of $3.2 million in the first quarter of 2010 as compared to $2.0 million of such costs in the first quarter of 2009. Snap-on currently anticipates that full-year 2010 exit and disposal costs will be in a range of $18 million to $22 million; full year 2009 exit and disposal costs totaled $22.0 million. See Note 6 to the Condensed Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Diagnostics & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of the business operations providing tools and equipment products and equipment repair services to a broad range of industrial and commercial customers worldwide through direct, distributor and other non-franchise distribution channels. The Snap-on Tools Group consists of the business operations serving the worldwide franchise van channel. The Diagnostics & Information Group consists of the business operations providing diagnostics equipment, vehicle service information, business management systems, electronic parts catalogs, and other solutions for vehicle service to customers in the worldwide vehicle service and repair marketplace. Financial Services consists of the business operations of Snap-on’s wholly owned finance subsidiaries.

Snap-on evaluates the performance of its reportable segments based on segment revenues, including external and intersegment net sales, and segment operating earnings. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Corporate assets consist of cash and cash equivalents (excluding cash held at Financial Services), deferred income taxes, pension assets and certain other assets. All significant intersegment amounts are eliminated to arrive at Snap-on’s consolidated financial results.

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	April 3, 2010		April 4, 2009		Change
External net sales	$257.8	86.7%	$229.0	88.1%	$28.8	12.6%
Intersegment net sales	39.7	13.3%	30.8	11.9%	8.9	28.9%

Segment net sales	297.5	100.0%	259.8	100.0%	37.7	14.5%
Cost of goods sold	(192.7)	-64.8%	(167.7)	-64.5%	(25.0)	-14.9%

Gross profit	104.8	35.2%	92.1	35.5%	12.7	13.8%
Operating expenses	(74.4)	-25.0%	(74.6)	-28.8%	0.2	0.3%

Segment operating earnings	$30.4	10.2%	$17.5	6.7%	$12.9	73.7%

Segment net sales of $297.5 million in the first quarter of 2010 increased $37.7 million, or 14.5%, from 2009 levels. Excluding $12.1 million of favorable currency translation, organic sales increased $25.6 million, or 9.4%, reflecting continued higher sales in emerging growth markets, increased sales of equipment worldwide, higher sales in the segment’s European-based tools business, and increased sales of tools, kits and tool storage products to industrial customers.

Segment gross profit of $104.8 million in the first quarter of 2010 was up $12.7 million, or 13.8%, from 2009 levels. The $12.7 million increase in year-over-year gross profit is primarily due to the higher sales, $4.3 million of savings from restructuring and other cost reduction and cost containment initiatives, and $2.3 million of favorable currency effects. These increases in gross profit were partially offset by $0.4 million of higher restructuring costs. Operating expenses of $74.4 million in the quarter were up $0.2 million from 2009 levels primarily due to unfavorable currency translation of $3.5 million and higher volume-related expenses, partially offset by $3.2 million of savings from restructuring and other cost reduction and cost containment initiatives, and $1.4 million of lower bad debt expense. As a result of these factors, segment operating earnings of $30.4 million in the first quarter of 2010 increased $12.9 million from 2009 levels. As a percentage of segment net sales, operating earnings for the Commercial & Industrial Group increased from 6.7% in 2009

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

to 10.2% in 2010. The $12.9 million increase in year-over-year operating earnings includes $1.2 million of unfavorable currency effects.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	April 3, 2010		April 4, 2009		Change
Segment net sales	$264.0	100.0%	$242.4	100.0%	$21.6	8.9%
Cost of goods sold	(150.6)	-57.0%	(139.7)	-57.6%	(10.9)	-7.8%

Gross profit	113.4	43.0%	102.7	42.4%	10.7	10.4%
Operating expenses	(85.2)	-32.3%	(82.0)	-33.9%	(3.2)	-3.9%

Segment operating earnings	$28.2	10.7%	$20.7	8.5%	$7.5	36.2%

Segment net sales of $264.0 million in the first quarter of 2010 increased $21.6 million, or 8.9%, from 2009 levels. Excluding $10.7 million of favorable currency translation, organic sales increased 4.3% year over year. Sales in the United States increased 4.4% year over year, while organic sales in the company’s international operations increased 4.2% year over year, primarily due to continued strong sales growth in the United Kingdom. As of April 3, 2010, van count in the United States was up slightly year over year and flat with year-end 2009 levels.

Segment gross profit of $113.4 million in the first quarter of 2010 increased $10.7 million, or 10.4%, from 2009 levels. As a percentage of net sales, gross profit margin improved 60 basis points from 42.4% in 2009 to 43.0% in 2010. The $10.7 million increase in gross profit reflects the effect of higher sales, $7.6 million of favorable currency effects and $1.7 million of savings from ongoing restructuring initiatives. In addition, benefits from favorable manufacturing utilization as a result of increasing U.S. production levels in the first quarter of 2010 were largely offset by increased inventory write-offs and lower gross profit from the sale of slow-moving and excess inventories. The year-over-year gross profit comparison was also impacted by $2.8 million of lower warranty expense in the first quarter of 2009 due to favorable historic warranty trend rates. Operating expenses of $85.2 million in the first quarter of 2010 increased $3.2 million from 2009 levels primarily due to unfavorable currency translation of $2.6 million and higher volume-related expenses, partially offset by $1.4 million of savings from cost reduction and cost containment initiatives. As a result of these factors, segment operating earnings in the first quarter of 2010 increased $7.5 million from 2009 levels and, as a percentage of segment net sales, improved from 8.5% in 2009 to 10.7% in 2010.

Diagnostics & Information Group

	Three Months Ended
(Amounts in millions)	April 3, 2010		April 4, 2009		Change
External net sales	$99.8	73.9%	$101.2	76.4%	$(1.4)	-1.4%
Intersegment net sales	35.3	26.1%	31.3	23.6%	4.0	12.8%

Segment net sales	135.1	100.0%	132.5	100.0%	2.6	2.0%
Cost of goods sold	(65.7)	-48.6%	(68.6)	-51.8%	2.9	4.2%

Gross profit	69.4	51.4%	63.9	48.2%	5.5	8.6%
Operating expenses	(38.6)	-28.6%	(38.7)	-29.2%	0.1	0.3%

Segment operating earnings	$30.8	22.8%	$25.2	19.0%	$5.6	22.2%

Segment net sales of $135.1 million in the first quarter of 2010 increased $2.6 million, or 2.0%, from 2009 levels. Excluding $2.0 million of favorable currency translation, organic sales increased 0.4% year over year as higher sales of diagnostics and

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

information products, and increased facilitation program sales were partially offset by anticipated lower electronic parts catalog sales to OEM dealerships.

Segment gross profit of $69.4 million in the first quarter of 2010 increased $5.5 million, or 8.6%, from 2009 levels. As a percentage of net sales, gross profit margin of 51.4% in the quarter improved 320 basis points from 48.2% in 2009 primarily due to contributions from a more favorable sales mix of higher-margin diagnostics and software products. The $5.5 million increase in year-over-year gross profit also included a $1.2 million benefit from ongoing restructuring initiatives and $1.2 million of favorable currency effects, partially offset by $0.8 million of higher restructuring costs. Operating expenses of $38.6 million in the first quarter of 2010 decreased $0.1 million from prior-year levels as savings from RCI and other cost reduction and cost containment initiatives of $1.8 million were partially offset by $0.7 million of unfavorable currency impacts, higher bad debt expense primarily related to increased credit exposure at North American automotive dealerships, and $0.5 million of increased restructuring expense. As a result of these factors, segment operating earnings of $30.8 million in the first quarter of 2010 increased $5.6 million from $25.2 million in 2009, and improved as a percentage of segment net sales to 22.8% in 2010 as compared to 19.0% in 2009. The $5.6 million increase in year-over-year operating earnings included $0.5 million of favorable currency effects.

Financial Services

	Three Months Ended
(Amounts in millions)	April 3, 2010		April 4, 2009		Change
Financial services revenue	$9.7	100.0%	$20.0	100.0%	$(10.3)	-51.5%
Financial services expenses	(11.4)	-117.5%	(10.0)	-50.0%	(1.4)	-14.0%

Segment operating earnings (loss)	$(1.7)	-17.5%	$10.0	50.0%	$(11.7)	-117.0%

Segment operating loss was $1.7 million on $9.7 million of revenue in the first quarter of 2010, as compared with $10.0 million of operating earnings on $20.0 million of revenue in the first quarter of 2009. Since the July 16, 2009 termination of the financial services joint venture agreement with CIT, Snap-on is providing financing for the majority of new loans originated by SOC and SOC is recording the interest yield on the new on-book receivables over the life of the contracts as financial services revenue. Previously, SOC sold most new contract originations to CIT and recorded gains on the sale of the contracts as financial services revenue. The change from recognizing gains on contract sales to CIT, to recognizing the interest yield on the on-book receivables, was a primary factor in the year-over-year declines in both revenues and operating earnings. Originations of $117.2 million in the first quarter of 2010 increased $12.0 million, or 11.4%, from comparable prior-year levels. The $11.7 million decrease in year-over-year financial services operating earnings included $0.4 million of favorable currency effects. See Notes 2 and 3 to the Condensed Consolidated Financial Statements for further information on SOC.

Corporate

Snap-on’s general corporate expenses of $17.7 million in the first quarter of 2010 increased $8.6 million from $9.1 million in the first quarter of 2009 primarily due to $5.0 million of higher pension expense, largely due to lower than projected asset returns in previous years related to the U.S. pension plan, and $3.5 million of higher stock-based (mark to market) incentive and other compensation expense.

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

The supplemental Operations data reflects the results of operations and financial position of Snap-on’s tools, diagnostics, equipment, software and other non-financial services operations with Financial Services on the equity method. The supplemental Financial Services data reflects the results of operations and financial position of Snap-on’s U.S. and international financial services operations. The financing needs of Financial Services are met through intersegment borrowings from Snap-on Incorporated and Financial Services is charged intersegment interest expense on those intersegment borrowings at market rates. Long-term debt for Operations includes the company’s third party external borrowings, net of intersegment borrowings to Financial Services. Cash and cash equivalents for Financial Services primarily represents cash allocated from Operations based on outstanding intersegment borrowings made by Financial Services to Operations. Income taxes are charged (credited) to Financial Services on the basis of the specific tax attributes generated by the U.S. and international financial services businesses. Transactions between the Operations and Financial Services businesses were eliminated to arrive at the Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – The supplemental Condensed Statements of Earnings information for the three month periods ended April 3, 2010, and April 4, 2009, are as follows:

	Operations*		Financial Services
(Amounts in millions)	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
Net sales	$621.6	$572.6	$–	$–
Cost of goods sold	(334.0)	(313.9)	–	–

Gross profit	287.6	258.7	–	–
Operating expenses	(215.9)	(204.4)	–	–

Operating earnings before financial services	71.7	54.3	–	–

Financial services revenue	–	–	9.7	20.0
Financial services expenses	–	–	(11.4)	(10.0)

Operating earnings (loss) from financial services	–	–	(1.7)	10.0

Operating earnings (loss)	71.7	54.3	(1.7)	10.0
Interest expense	(14.0)	(8.6)	–	–
Intersegment interest income (expense) – net	3.8	(0.1)	(3.8)	0.1
Other income (expense) – net	0.3	(0.2)	–	(0.1)

Earnings (loss) before income taxes and equity earnings	61.8	45.4	(5.5)	10.0
Income tax benefit (expense)	(21.4)	(15.2)	2.4	(3.1)

Earnings (loss) before equity earnings	40.4	30.2	(3.1)	6.9
Financial services – net earnings (loss) attributable to Snap-on Inc.	(3.1)	5.5	–	–
Equity earnings, net of tax	0.7	0.1	–	–

Net earnings (loss)	38.0	35.8	(3.1)	6.9
Net earnings attributable to noncontrolling interests	(1.2)	(1.0)	–	(1.4)

Net earnings (loss) attributable to Snap-on Inc.	$36.8	$34.8	$(3.1)	$5.5

* Snap-on Inc. with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – The supplemental Condensed Balance Sheets information as of April 3, 2010, and January 2, 2010, are as follows:

	Operations*		Financial Services
(Amounts in millions)	April 3, 2010	January 2, 2010	April 3, 2010	January 2, 2010
ASSETS
Current assets
Cash and cash equivalents	$362.2	$577.1	$110.1	$122.3
Intersegment receivables	7.3	4.8	–	0.1
Trade and other accounts receivable – net	417.7	411.5	5.1	2.9
Contract receivables – net	7.1	7.4	27.7	25.5
Finance receivables – net	–	–	152.2	122.3
Inventories – net	291.0	274.7	–	–
Deferred income tax assets	60.9	69.3	5.9	0.2
Prepaid expenses and other assets	66.6	60.1	1.6	2.8

Total current assets	1,212.8	1,404.9	302.6	276.1

Property and equipment – net	336.0	346.4	1.3	1.4
Investment in Financial Services	84.7	205.6	–	–
Deferred income tax assets	89.4	73.6	1.7	14.6
Long-term contract receivables – net	10.1	10.9	69.0	59.8
Long-term finance receivables – net	–	–	229.8	177.9
Goodwill	796.5	814.3	–	–
Other intangibles – net	201.9	206.2	–	–
Other assets	63.3	65.2	0.8	1.0

Total assets	$2,794.7	$3,127.1	$605.2	$530.8

* Snap-on Inc. with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	April 3, 2010	January 2, 2010	April 3, 2010	January 2, 2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$15.6	$164.7	$–	$–
Accounts payable	122.9	119.3	0.9	0.5
Intersegment payables	–	4.2	7.3	0.7
Accrued benefits	47.5	48.4	0.1	0.3
Accrued compensation	48.5	61.6	1.8	3.2
Franchisee deposits	36.6	40.5	–	–
Other accrued liabilities	218.2	215.7	127.3	85.7

Total current liabilities	489.3	654.4	137.4	90.4

Long-term debt and intersegment long-term debt	528.2	674.8	372.4	227.3
Deferred income tax liabilities	92.9	97.8	0.1	–
Retiree health care benefits	59.8	60.7	–	–
Pension liabilities	260.2	255.9	–	–
Other long-term liabilities	76.9	77.9	10.6	7.5

Total liabilities	1,507.3	1,821.5	520.5	325.2

Total shareholders’ equity attributable to Snap-on Inc.	1,271.8	1,290.0	84.7	205.6
Noncontrolling interests	15.6	15.6	–	–

Total shareholders’ equity	1,287.4	1,305.6	84.7	205.6

Total liabilities and shareholders’ equity	$2,794.7	$3,127.1	$605.2	$530.8

* Snap-on Inc. with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for working capital, loans originated by SOC, scheduled debt repayments, capital expenditures, restructuring activities, acquisitions, funding of pension plans, common stock repurchases and dividend payments. Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost. As of the close of business on April 21, 2010, Snap-on’s long-term debt and commercial paper was rated Baa1 and P-2 by Moody’s Investors Service and A- and A-2 by Standard & Poor’s. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions. In light of the current state of the credit and financial markets and the company’s borrowing levels, however, the company cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.

As of April 3, 2010, working capital (defined as current assets less current liabilities) of $889.3 million decreased $46.9 million from $936.2 million as of January 2, 2010.

The following represents the company’s working capital position as of April 3, 2010, and January 2, 2010:

(Amounts in millions)	April 3, 2010	January 2, 2010
Cash and cash equivalents	$472.3	$699.4
Trade and other accounts receivable – net	422.8	414.4
Contract receivables – net	34.8	32.9
Finance receivables – net	152.2	122.3
Inventories – net	291.0	274.7
Other current assets	133.9	132.4

Total current assets	1,507.0	1,676.1

Notes payable and current maturities of long-term debt	(15.6)	(164.7)
Accounts payable	(123.8)	(119.8)
Other current liabilities	(478.3)	(455.4)

Total current liabilities	(617.7)	(739.9)

Total working capital	$889.3	$936.2

Cash and cash equivalents as of April 3, 2010, totaled $472.3 million as compared to $699.4 million as of January 2, 2010. The $227.1 million decrease in cash and cash equivalents primarily reflects the January 2010 repayment of $150 million of floating rate debt upon its maturity and the funding of new loans originated by SOC.

Trade and other accounts receivable – net at April 3, 2010, of $422.8 million increased $8.4 million from 2009 year-end levels. Excluding $8.0 million of currency translation impacts, trade and other accounts receivable – net increased $16.4 million from 2009 levels primarily due to higher sales. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 63 days at both April 3, 2010, and 2009 year-end.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

The current portions of net contract and finance receivables at April 3, 2010, totaled $187.0 million as compared to $155.2 million at 2009 year end. The long-term portions of net contract and finance receivables at April 3, 2010, totaled $308.9 million as compared to $248.6 million at 2009 year end. The combined $92.1 million increase in net current and long-term contract and finance receivables over year-end 2009 levels is primarily due to the growth of the company’s on-balance-sheet finance portfolio following the July 16, 2009 termination of the financial services joint venture agreement with CIT. Since July 16, 2009, Snap-on is providing financing for the majority of new contract and finance receivables originated by SOC and the related receivables are included on the company’s balance sheet; previously, SOC sold most of its loan originations to CIT.

Inventories at the end of the first quarter of 2010 of $291.0 million increased $16.3 million from year-end 2009 levels primarily due to increased production levels as a result of higher customer demand. Excluding currency translation impacts, inventories increased $22.2 million from 2009 year-end levels. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 4.2 turns and 4.1 turns at April 3, 2010, and January 2, 2010, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method as of April 3, 2010, and January 2, 2010, approximated 63% and 66% of total inventories, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $68.4 million at April 3, 2010, and 2009 year end.

Notes payable and current maturities of long-term debt of $15.6 million as of April 3, 2010, declined $149.1 million from 2009 year end primarily due to the January 12, 2010 repayment of $150 million of floating rate debt upon its maturity.

Accounts payable at April 3, 2010, of $123.8 million increased $4.0 million from 2009 levels; excluding currency translation impacts, accounts payable increased $6.6 million from 2009 levels.

Other accrued liabilities of $343.8 million and $301.4 million at April 3, 2010 and January 2, 2010, respectively, included $107.8 million and $81.5 million, respectively, of amounts withheld from payments made to CIT relating to ongoing business activities. On January 8, 2010, Snap-on filed a notice of arbitration concerning a dispute with CIT relating to various underpayments made during the course of their financial services joint venture, in which Snap-on has alleged damages of approximately $115 million. As a result of the dispute, Snap-on has withheld certain amounts (totaling $107.8 million as of April 3, 2010, and $81.5 million at January 2, 2010) from payments made to CIT relating to ongoing business activities. On January 29, 2010, CIT filed its response denying Snap-on’s claim and asserting certain claims against Snap-on for other matters relating to the joint venture. CIT’s claims allege damages in excess of $110 million, the majority of which relates to returning the amounts withheld by Snap-on. At this early stage, no determination can be made as to the likely outcome of this dispute. See Note 14 to the Condensed Consolidated Financial Statements.

Long-term debt of $900.6 million at April 3, 2010, included (i) $200 million of unsecured 6.25% notes that mature in 2011; (ii) $100 million of unsecured 5.85% notes that mature in 2014; (iii) $150 million of unsecured 5.50% notes that mature in 2017; (iv) $200 million of unsecured 6.70% notes that mature in 2019; (v) $250 million of unsecured 6.125% notes that mature in 2021; and (vi) $0.6 million of other long-term debt.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012; at April 3, 2010, no amounts were outstanding under this revolving credit facility. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. At April 3, 2010, the company’s actual ratios of 0.42 and 2.79, respectively, were both within the permitted ranges as set forth in this financial covenant.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit at April 3, 2010. The committed bank lines consist of two $10 million lines of credit that expire on July 27, 2010, and August 29, 2010, respectively.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility, discussed above, Snap-on’s debt agreements and credit facilities also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. At April 3, 2010, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

Snap-on believes that it has sufficient available cash and committed and uncommitted lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facilities and committed lines of credit. If the need were to arise, Snap-on believes that it could access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, in the future, may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include the funding of new loans originated by SOC, the possible resolution of the related dispute with CIT, the acquisition of the noncontrolling interest in Zhejiang Wanda Tools Co., Ltd. (“Wanda Snap-on”), capital expenditures and restructuring activities, payments of dividends and interest, and funding for share repurchases, if any. Snap-on also expects to make contributions of $9.0 million to its foreign pension plans and $1.5 million to its domestic pension plans in 2010. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2010, and future pension contributions could increase. See Note 2 to the Condensed Consolidated Financial Statements for information on Wanda Snap-on.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, securitizations and/or additional fixed-term debt.

Snap-on estimates the incremental cash requirements for SOC will approximate $300 million in 2010. Snap-on believes, based on current market conditions, that it has adequate financial resources to provide for the financing needs of SOC including available cash on hand, and cash flow provided from operating activities and available credit facilities, including access to public debt markets.

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities was $10.4 million in the first quarter of 2010 and $14.7 million in the first quarter of 2009. The $4.3 million decrease in net cash provided by operating activities in 2010 resulted primarily from net changes in operating assets and liabilities. As of April 3, 2010, and January 2, 2010, “Other accrued liabilities” on the accompanying Condensed Consolidated Balance Sheets included $107.8 million and $81.5 million, respectively, of amounts withheld from CIT relating to ongoing business activities. The $26.3 million increase in other accrued liabilities relating to CIT included $20.6 million associated with refinancings that are not included in net cash provided by operating activities. See Note 14 to the Condensed Consolidated Financial Statements for further information.

Following the July 16, 2009 acquisition of CIT’s ownership interest in SOC, Snap-on began presenting “Provisions for losses on finance receivables” on the Condensed Consolidated Statements of Cash Flows as part of “Net cash provided by operating activities.” The non-cash provision for loan losses on finance receivables totaled $3.4 million in the first quarter of 2010. For financial statement periods ending prior to July 16, 2009, the provisions for loan losses on finance

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

receivables, which primarily related to the company’s international finance subsidiaries, were included in “(Increase) decrease in contract receivables;” first quarter 2009 amounts were not restated as the amounts were not significant, individually or in the aggregate, to Snap-on’s Condensed Consolidated Statements of Cash Flows.

Investing Activities

Following the July 16, 2009 acquisition of CIT’s ownership interest in SOC, Snap-on began presenting “Additions to finance receivables” and “Collections of finance receivables” on the Condensed Consolidated Statements of Cash Flows as part of “Net cash used by investing activities.” Finance receivables are comprised of extended-term installment loans to technicians (i.e. franchisees’ customers) to enable them to purchase tools, diagnostics and equipment on an extended-term payment plan, generally with average payment terms of 32 months. In the first quarter of 2010, additions to finance receivables totaled $110.7 million and collections of finance receivables totaled $45.5 million. For financial statement periods ending prior to July 16, 2009, the net additions and collections of finance receivables, which primarily related to the company’s international finance subsidiaries, were included in “(Increase) decrease in contract receivables;” prior period amounts were not restated as the amounts were not significant, individually or in the aggregate, to Snap-on’s Condensed Consolidated Statements of Cash Flows.

Capital expenditures of $5.7 million in the first quarter of 2010 compared to $14.1 million in the first quarter of 2009. The higher level of capital expenditures in the first quarter of 2009 included spending to support the accelerated expansion of the company’s manufacturing capabilities in lower-cost regions and emerging markets, as well as the construction of a new headquarters and research and development facility for Snap-on Business Solutions, the company’s automotive parts and service information business. Snap-on anticipates full-year 2010 capital expenditures to be in a range of $55 million to $60 million.

Financing Activities

On January 12, 2010, Snap-on repaid $150 million of floating rate debt upon its maturity with available cash.

On February 24, 2009, Snap-on sold $300 million of unsecured fixed rate notes consisting of $100 million of unsecured 5.85% notes that mature in 2014, and $200 million of unsecured 6.70% notes that mature in 2019; interest on these notes is being paid semi-annually beginning on September 1, 2009. Snap-on is using the $297.7 million of net proceeds from the sale of these notes for general corporate purposes, including the January 2010 repayment of $150 million of floating rate debt discussed above.

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options and other corporate purposes. As of April 3, 2010, Snap-on had remaining availability to repurchase up to an additional $133.4 million in common stock pursuant to Board authorizations; Snap-on did not repurchase any shares of common stock during the first quarters of 2010 and 2009. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities will be sufficient to fund the company’s share repurchases, if any, in 2010.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $17.4 million in both the first quarters of 2009 and 2010. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends in 2010.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of April 3, 2010.

Critical Accounting Policies and Estimates

Snap-on’s disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the year ended January 2, 2010, have not materially changed since that report was filed.

Outlook

Snap-on recorded $3.2 million in restructuring costs during the first quarter of 2010 and continues to expect that it will incur full-year 2010 restructuring costs of approximately $18 million to $22 million. The company believes that it will continue to realize further benefits in 2010 from its RCI, sourcing and other cost reduction initiatives. Snap-on also anticipates continuing with its planned strategic investments, including expansion in emerging growth markets. The company continues to anticipate capital expenditures in 2010 to be in a range of $55 million to $60 million, of which $5.7 million was incurred in the first quarter. The company continues to expect to incur $5 million per quarter of higher year-over year pension expense in 2010. For full year 2010, the anticipated effective income tax rate will approximate 34.5%. Snap-on is encouraged by its first quarter 2010 results and with trends in certain markets and businesses; however, challenges remain due to ongoing difficulties in the current global economy. As a result, the company intends to continue its efforts of striking a balance between investing in and capturing growth opportunities with the need for cost reduction actions beyond those already implemented.

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

Interest Rate Risk Management: Snap-on’s interest rate risk management policies are designed to manage the potential volatility of earnings that could arise from changes in interest rates. Through the use of interest rate swaps, Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities. See Note 9 to the Condensed Consolidated Financial Statements for information on interest rate risk management.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at April 3, 2010, was $2.5 million on interest rate-sensitive financial instruments and $0.6 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk: Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically evaluated through an asset quality review process that closely monitors past due accounts and initiates collection actions when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van loans sold by SOC; at April 3, 2010, $17.5 million of franchisee van loans contain a recourse provision to Snap-on if the loans become more than 90 days past due.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 3, 2010. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of April 3, 2010, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended April 3, 2010, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

There have been no material developments relating to the dispute with CIT discussed in Part I, Item 3 to the company’s annual report on Form 10-K for the fiscal year ended January 2, 2010, since the filing of that report.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes. The company also repurchases shares when it believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. As of April 3, 2010, the approximate value of shares that may yet be purchased pursuant to three outstanding Board authorizations is $133.4 million. Snap-on did not make any repurchases of shares of its common stock during the first quarter of fiscal 2010.

The three outstanding Board authorizations are described below:

•

In fiscal 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $40.88, $42.22 and $43.67 per share of common stock as of the end of the fiscal 2010 months ended January 30, 2010, February 27, 2010, and April 3, 2010, respectively.

•

In fiscal 1998, the Board authorized the repurchase of an aggregate of $100 million of the company’s common stock (“the 1998 Authorization”). The 1998 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board.

•

In fiscal 1999, the Board authorized the repurchase of an aggregate of $50 million of the company’s common stock (“the 1999 Authorization”). The 1999 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board.

Item 6: Exhibits

Exhibit 10.1	Transition Services Agreement, dated March 18, 2010, by and among Snap-on Incorporated and Martin M. Ellen.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED

Date: April 22, 2010	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

10.1	Transition Services Agreement, dated March 18, 2010, by and among Snap-on Incorporated and Martin M. Ellen.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.