Form 10-Q
period 2010-07-03
SNAP-ON Inc
filed 2010-07-28
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 23, 2010
Common Stock, $1.00 par value	58,094,741 shares

PART 1. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net sales	$647.6	$590.0	$1,269.2	$1,162.6
Cost of goods sold	(343.8)	(336.0)	(677.8)	(649.9)

Gross profit	303.8	254.0	591.4	512.7
Operating expenses	(224.8)	(200.3)	(440.7)	(404.7)

Operating earnings before financial services	79.0	53.7	150.7	108.0

Financial services revenue	13.9	25.6	23.6	45.6
Financial services expenses	(12.2)	(9.0)	(23.6)	(19.0)

Operating earnings from financial services	1.7	16.6	–	26.6

Operating earnings	80.7	70.3	150.7	134.6
Interest expense	(13.2)	(11.6)	(27.2)	(20.2)
Other income (expense) – net	(0.8)	1.1	(0.5)	0.8

Earnings before income taxes and equity earnings (loss)	66.7	59.8	123.0	115.2
Income tax expense	(20.3)	(17.6)	(39.3)	(35.9)

Earnings before equity earnings (loss)	46.4	42.2	83.7	79.3
Equity earnings (loss), net of tax	0.5	(0.2)	1.2	(0.1)

Net earnings	46.9	42.0	84.9	79.2
Net earnings attributable to noncontrolling interests	(1.6)	(4.6)	(2.8)	(7.0)

Net earnings attributable to Snap-on Incorporated	$45.3	$37.4	$82.1	$72.2

Net earnings per share attributable to Snap-on Incorporated:
Basic	$0.78	$0.65	$1.42	$1.25
Diluted	0.78	0.65	1.41	1.25

Weighted-average shares outstanding:
Basic	58.0	57.7	57.9	57.6
Effect of dilutive options	0.3	0.2	0.4	0.3

Diluted	58.3	57.9	58.3	57.9

Dividends declared per common share	$0.30	$0.30	$0.60	$0.60

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	July 3, 2010	January 2, 2010
Assets
Current assets
Cash and cash equivalents	$430.8	$699.4
Trade and other accounts receivable – net	407.5	414.4
Contract receivables – net	35.6	32.9
Finance receivables – net	169.1	122.3
Inventories – net	296.5	274.7
Deferred income tax assets	74.2	69.5
Prepaid expenses and other assets	72.4	62.9

Total current assets	1,486.1	1,676.1

Property and equipment
Land	21.1	22.9
Buildings and improvements	254.6	250.1
Machinery, equipment and computer software	593.3	621.7

	869.0	894.7
Accumulated depreciation and amortization	(544.8)	(546.9)

Property and equipment – net	324.2	347.8

Deferred income tax assets	92.1	88.2
Long-term contract receivables – net	91.2	70.7
Long-term finance receivables – net	278.6	177.9
Goodwill	773.1	814.3
Other intangibles – net	195.0	206.2
Other assets	73.0	66.2

Total assets	$3,313.3	$3,447.4

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	July 3, 2010	January 2, 2010
Liabilities and shareholders’ equity
Current liabilities
Notes payable and current maturities of long-term debt	$13.6	$164.7
Accounts payable	128.5	119.8
Accrued benefits	41.0	48.7
Accrued compensation	64.7	64.8
Franchisee deposits	35.4	40.5
Other accrued liabilities	363.2	301.4

Total current liabilities	646.4	739.9

Long-term debt	909.8	902.1
Deferred income tax liabilities	87.9	97.8
Retiree health care benefits	58.8	60.7
Pension liabilities	262.3	255.9
Other long-term liabilities	83.8	85.4

Total liabilities	2,049.0	2,141.8

Shareholders’ equity
Shareholders’ equity attributable to Snap-on Incorporated
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,283,366 and 67,265,454 shares)	67.3	67.3
Additional paid-in capital	163.6	154.4
Retained earnings	1,576.0	1,528.9
Accumulated other comprehensive loss	(170.5)	(68.4)
Treasury stock at cost (9,192,525 and 9,520,405 shares)	(387.7)	(392.2)

Total shareholders’ equity attributable to Snap-on Incorporated	1,248.7	1,290.0
Noncontrolling interests	15.6	15.6

Total shareholders’ equity	1,264.3	1,305.6

Total liabilities and shareholders’ equity	$3,313.3	$3,447.4

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in millions, except per share data)

(Unaudited)

The following summarizes the changes in total shareholders’ equity for the six month period ending July 3, 2010:

	Shareholders’ equity attributable to Snap-on Incorporated

(Amounts in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Shareholders’ Equity

Balance at January 2, 2010	$67.3	$154.4	$1,528.9	$(68.4)	$(392.2)	$15.6	$1,305.6
Net earnings for the six months ended July 3, 2010 (excludes $0.3 million of net loss attributable to a redeemable noncontrolling interest)	–	–	82.1	–	–	3.1	85.2
Foreign currency translation	–	–	–	(102.1)	–	–	(102.1)
Cash dividends – $0.60 per share	–	–	(35.0)	–	–	–	(35.0)
Dividend reinvestment plan and other	–	0.7	–	–	–	(3.1)	(2.4)
Stock compensation plans	–	13.6	–	–	4.5	–	18.1
Tax benefit from certain stock options	–	0.6	–	–	–	–	0.6
Acquisition of noncontrolling interest	–	(5.7)	–	–	–	–	(5.7)

Balance at July 3, 2010	$67.3	$163.6	$1,576.0	$(170.5)	$(387.7)	$15.6	$1,264.3

The following summarizes the changes in total shareholders’ equity for the six month period ending July 4, 2009:

	Shareholders’ equity attributable to Snap-on Incorporated

(Amounts in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Shareholders’ Equity

Balance at January 3, 2009	$67.2	$155.5	$1,463.7	$(106.5)	$(393.4)	$18.0	$1,204.5
Net earnings for the six months ended July 4, 2009 (excludes $0.5 million of net loss attributable to a redeemable noncontrolling interest)	–	–	72.2	–	–	7.5	79.7
Foreign currency translation	–	–	–	35.7	–	–	35.7
Change in cash flow hedges	–	–	–	2.1	–	1.1	3.2
Cash dividends – $0.60 per share	–	–	(34.4)	–	–	–	(34.4)
Dividend reinvestment plan and other	–	0.7	–	–	–	(2.8)	(2.1)
Stock compensation plans	–	(0.5)	–	–	0.8	–	0.3
Tax deficiency from certain stock options	–	(0.7)	–	–	–	–	(0.7)

Balance at July 4, 2009	$67.2	$155.0	$1,501.5	$(68.7)	$(392.6)	$23.8	$1,286.2

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Comprehensive income (loss)
Net earnings	$46.9	$42.0	$84.9	$79.2
Other comprehensive income (loss):
Foreign currency translation	(59.8)	88.8	(102.1)	35.7
Change in fair value of cash flow hedges, net of tax	–	0.9	–	3.2

Total comprehensive income (loss)	$(12.9)	$131.7	$(17.2)	$118.1

Comprehensive income attributable to non-redeemable noncontrolling interest	(1.6)	(5.2)	(3.1)	(8.6)
Comprehensive loss attributable to redeemable noncontrolling interest	–	0.2	0.3	0.5

Comprehensive income (loss) attributable to Snap-on Incorporated	$(14.5)	$126.7	$(20.0)	$110.0

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts in millions)

(Unaudited)

	Six Months Ended
	July 3, 2010	July 4, 2009

Operating activities:
Net earnings	$84.9	$79.2
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	24.7	24.8
Amortization of other intangibles	11.8	12.3
Provision for losses on finance receivables	8.0	–
Stock-based compensation expense (income)	6.0	(4.2)
Excess tax benefits from stock-based compensation	(0.2)	–
Deferred income tax provision (benefit)	(17.0)	18.2
Loss on sale of assets	–	0.4
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) decrease in trade and other accounts receivable	(11.7)	56.5
(Increase) decrease in contract receivables	(24.8)	2.1
(Increase) decrease in inventories	(36.2)	62.5
(Increase) decrease in prepaid and other assets	(23.1)	0.7
Increase (decrease) in accounts payable	14.2	(19.0)
Increase (decrease) in accruals and other liabilities	29.3	(63.2)

Net cash provided by operating activities	65.9	170.3

Investing activities:
Additions to finance receivables	(246.3)	–
Collections of finance receivables	108.3	–
Capital expenditures	(12.3)	(33.6)
Acquisition of business	(7.7)	–
Disposal of property and equipment	1.8	0.1
Other	–	3.2

Net cash used by investing activities	(156.2)	(30.3)

Financing activities:
Proceeds from issuance of long-term debt	–	297.7
Repayment of long-term debt	(150.0)	–
Proceeds from short-term borrowings	10.2	–
Repayments of short-term borrowings	(11.7)	–
Net increase in other short-term borrowings	0.5	4.2
Proceeds from stock purchase and option plans	13.0	3.4
Cash dividends paid	(35.0)	(34.4)
Excess tax benefits from stock-based compensation	0.2	–
Other	(3.9)	(3.4)

Net cash provided (used) by financing activities	(176.7)	267.5

Effect of exchange rate changes on cash and cash equivalents	(1.6)	1.1

Increase (decrease) in cash and cash equivalents	(268.6)	408.6
Cash and cash equivalents at beginning of year	699.4	115.8

Cash and cash equivalents at end of period	$430.8	$524.4

Supplemental cash flow disclosures:
Cash paid for interest	$(28.7)	$(13.9)
Net cash paid for income taxes	(52.7)	(23.4)

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Accounting Policies

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on Incorporated’s (“Snap-on” or “the company”) 2009 Annual Report on Form 10-K for the fiscal year ended January 2, 2010. The company’s 2010 fiscal second quarter ended on July 3, 2010; the 2009 fiscal second quarter ended on July 4, 2009.

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

Snap-on accounts for investments in unconsolidated affiliates where Snap-on has a greater than 20% but less than 50% ownership interest under the equity method of accounting. Investments in unconsolidated affiliates of $35.5 million at July 3, 2010, and $37.7 million at 2009 year end are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets. Equity investment dividends received during the first quarter of 2010 totaled $2.0 million; no equity investment dividends were received in the 2010 second quarter or in the 2009 full year. The Condensed Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated.

In the second quarter of 2010, Snap-on realigned its management organization and, as a result, its reportable business segments. This organizational change reflects the company’s efforts to better support the product and service needs of the company’s primary customer segments. The accompanying segment data has been restated to reflect these realignments. Refer to Note 16 for information on Snap-on’s reportable business segments.

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

The Condensed Consolidated Statements of Cash Flow reflect the “Provision for losses on finance receivables” originated by (i) SOC after July 16, 2009, and (ii) Snap-on’s wholly owned international finance subsidiaries, as part of “Net cash provided by operating activities.” Subsequent to the company’s acquisition of CIT’s ownership interest in SOC, “Additions to finance receivables” and “Collections of finance receivables” are presented as part of “Net cash used by investing activities.” For financial statement periods ending prior to July 16, 2009, the provision for losses on finance receivables and the net additions and collections of finance receivables, which primarily related to the company’s wholly owned international finance subsidiaries, are included in “(Increase) decrease in contract receivables” as part of “Net cash provided by operating activities;” prior-year amounts were not restated as the amounts were not significant, individually or in the aggregate, to Snap-on’s Condensed Consolidated Statements of Cash Flow. See Note 3 for further information on accounts receivable.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of July 3, 2010, and January 2, 2010, “Other accrued liabilities” on the accompanying Condensed Consolidated Balance Sheets included $107.8 million and $81.5 million, respectively, of amounts withheld from payments made to the company’s former financial services joint venture partner, CIT, relating to ongoing business activities. The amount withheld relates to a dispute between the parties concerning various payments made during the course of the joint venture. The $26.3 million increase in other accrued liabilities relating to CIT from year-end 2009 levels included $20.6 million associated with refinancings that are not included in net cash provided by operating activities. See Note 14 for further information.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and six month periods ended July 3, 2010, and July 4, 2009, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

New Accounting Standards

Fair Value Measurements and Disclosures

In January 2010, previously released guidance on fair value measurements and disclosures was amended. The amendment requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The fair value measurements hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority (“Level 3”) to unobservable inputs. Fair value measurements primarily based on observable market information are given a “Level 2” priority. A portion of the amendment was effective for Snap-on at the beginning of its 2010 fiscal first quarter and requires the disclosure of transfers into and out of Level 1 and Level 2 fair value measurements; the amendment’s requirements related to Level 3 disclosures are effective for Snap-on at the beginning of its 2011 fiscal year. This guidance affects new disclosures only and had no impact on the company’s Condensed Consolidated Financial Statements.

Revenue Arrangements with Multiple Deliverables

In October 2009, previously released guidance on revenue arrangements with multiple deliverables was amended; this guidance becomes effective for Snap-on at the beginning of its 2011 fiscal year. The amendment addresses how to determine whether an

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Note 2: Acquisitions

On April 6, 2010, Snap-on acquired the remaining 40% interest in Wanda Snap-on (Zhejiang) Co. Ltd (“Wanda Snap-on”), the company’s tool manufacturing operation in Xiaoshan, China, for a purchase price of $7.7 million and $0.1 million of transaction costs. Snap-on acquired a 60% interest in Wanda Snap-on for a cash purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs, on March 5, 2008. The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions. On July 1, 2010, Wanda Snap-on was officially renamed Snap-on Asia Manufacturing (Zhejiang) Co. Ltd. (“Xiaoshan”).

The following summarizes the changes in the Wanda Snap-on redeemable noncontrolling interest for the six month periods ended July 3, 2010, and July 4, 2009:

	Six Months Ended
(Amounts in millions)	July 3, 2010	July 4, 2009
Beginning of year	$3.3	$4.3
Net loss	(0.3)	(0.5)
Acquisition of noncontrolling interest	(3.0)	–

End of period	$–	$3.8

For segment reporting purposes, the results of operations and assets of Xiaoshan (formerly Wanda Snap-on) are included in the Commercial & Industrial Group. Pro forma financial information has not been presented as the net sales and operating earnings impact of the Xiaoshan acquisition were not material to Snap-on's results of operations or financial position.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Since 2004, Snap-on has included the accounts of SOC in its consolidated financial statements as Snap-on concluded that it was the primary beneficiary of the joint venture arrangement. For segment reporting purposes, the results of operations and assets of SOC will continue to be included in Financial Services.

Note 3: Accounts Receivable

Snap-on’s accounts receivable consist of (i) trade and other accounts receivable; (ii) contract receivables; and (iii) finance receivables. Trade and other accounts receivable primarily arise from the sale of tools, diagnostics and equipment to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel on a non-extended-term basis with payment terms generally ranging from 30 days to 120 days. Contract receivables, with payment terms of up to 10 years, are comprised of extended-term installment loans to a broad base of industrial and other customers worldwide, including shop owners, both independents and national chains, for their purchase of tools, diagnostics and equipment. Contract receivables also include extended-term installment loans to franchisees to meet a number of financing needs including van and truck leases, working capital loans, and loans to enable new franchisees to fund the purchase of the franchise. Finance receivables are comprised of extended-term installment loans to technicians (i.e. franchisees’ customers) to enable them to purchase tools, diagnostics and equipment on an extended-term payment plan, generally with average payment terms of 32 months. Contract and finance receivables are generally secured by the underlying tools, diagnostics or equipment financed and, for installment loans to franchisees, other franchisee assets.

The components of Snap-on’s current accounts receivable as of July 3, 2010, and January 2, 2010, are as follows:

(Amounts in millions)	July 3, 2010	January 2, 2010
Trade and other accounts receivable	$434.0	$440.8
Contract receivables, net of unearned finance charges of $5.0 million and $4.0 million	38.2	34.5
Finance receivables, net of unearned finance charges of $6.4 million and $6.8 million	175.1	126.2

Total	647.3	601.5

Allowances for doubtful accounts:
Trade and other accounts receivable	(26.5)	(26.4)
Contract receivables	(2.6)	(1.6)
Finance receivables	(6.0)	(3.9)

Total	(35.1)	(31.9)

Total current accounts receivable – net	$612.2	$569.6

Trade and other accounts receivable – net	$407.5	$414.4
Contract receivables – net	35.6	32.9
Finance receivables – net	169.1	122.3

Total current accounts receivable – net	$612.2	$569.6

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The components of Snap-on’s contract and finance receivables with payment terms beyond one year as of July 3, 2010, and January 2, 2010, are as follows:

(Amounts in millions)	July 3, 2010	January 2, 2010
Contract receivables, net of unearned finance charges of $6.7 million and $5.9 million	$93.8	$73.2
Finance receivables, net of unearned finance charges of $7.9 million and $8.0 million	290.2	184.1

Total	384.0	257.3

Allowances for doubtful accounts:
Contract receivables	(2.6)	(2.5)
Finance receivables	(11.6)	(6.2)

Total	(14.2)	(8.7)

Total long-term accounts receivable – net	$369.8	$248.6

Contract receivables – net	$91.2	$70.7
Finance receivables – net	278.6	177.9

Total long-term accounts receivable – net	$369.8	$248.6

SOC originates contract and finance receivables on sales of Snap-on product sold through the U.S. franchisee and customer network and to Snap-on’s industrial and other customers; Snap-on’s foreign finance subsidiaries provide similar financing internationally. Interest income on contract and finance receivables is recognized using the effective interest method and is included in “Financial services revenue” on the accompanying Condensed Consolidated Statements of Earnings. The recognition of finance income is generally suspended and the estimated uncollectible receivable amount written off to the allowance for doubtful accounts when the contract or finance receivable becomes approximately 90 days or 150 days delinquent, depending on the type of loan. The accrual of finance income is resumed when the receivable becomes contractually current and collection doubts are removed. Financing receivables on non-accrual status at July 3, 2010, and January 2, 2010, were insignificant.

Prior to July 16, 2009, SOC sold substantially all new contract and finance loan originations to CIT on a limited recourse basis; SOC retained the right to service such loans for a contractual servicing fee. As of July 3, 2010, the remaining portfolio of receivables owned by CIT that is being serviced by SOC was approximately $384 million, down from approximately $590 million at 2009 year end and $830 million at July 16, 2009. As loan originations were sold to CIT, SOC recognized a servicing asset since the contractual servicing fee provided SOC with more than adequate compensation for the level of services provided. Contractual servicing fees were $1.3 million and $2.9 million for the three and six month periods ended July 3, 2010, respectively, and $2.2 million and $4.5 million for the three and six month periods ended July 4, 2009, respectively.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Servicing assets are included in “Prepaid expenses and other assets” in the accompanying Condensed Consolidated Balance Sheets. The remaining servicing assets of $1.1 million as of July 3, 2010, are being amortized over the remaining life of the contracts. The following summarizes the servicing assets activity for the three and six month periods ended July 3, 2010, and July 4, 2009:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Servicing assets at beginning of period	$1.3	$3.1	$1.5	$3.9
Originated	–	1.2	–	2.2
Amortized	(0.2)	(1.9)	(0.4)	(3.7)

Servicing assets at end of period	$1.1	$2.4	$1.1	$2.4

Note 4: Inventories

Inventories by major classification are as follows:

(Amounts in millions)	July 3, 2010	January 2, 2010
Finished goods	$278.8	$254.3
Work in progress	25.5	28.3
Raw materials	60.6	60.5

Total FIFO value	364.9	343.1
Excess of current cost over LIFO cost	(68.4)	(68.4)

Total inventories – net	$296.5	$274.7

Inventories accounted for using the first-in, first-out (“FIFO”) method as of July 3, 2010, and January 2, 2010, approximated 63% and 66% of total inventories, respectively. The company accounts for its non-U.S. inventory on the FIFO basis. As of July 3, 2010, approximately 27% of the company’s U.S. inventory was accounted for using the FIFO basis and 73% was accounted for using the last-in, first-out (“LIFO”) basis. There were no LIFO inventory liquidations in the three and six month periods ended July 3, 2010, and July 4, 2009.

Note 5: Intangible and Other Assets

The changes in the carrying amount of goodwill by segment for the six month period ended July 3, 2010, were as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of January 2, 2010	$311.8	$12.5	$490.0	$814.3
Currency translation	(35.1)	–	(6.1)	(41.2)

Balance as of July 3, 2010	$276.7	$12.5	$483.9	$773.1

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Additional disclosures related to other intangible assets are as follows:

	July 3, 2010		January 2, 2010
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$133.7	$(32.3)	$135.1	$(28.3)
Developed technology	18.9	(13.6)	19.4	(13.1)
Internally developed software	58.7	(34.6)	54.4	(30.5)
Patents	30.7	(18.9)	30.8	(18.4)
Trademarks	1.9	(0.5)	1.9	(0.5)
Other	8.4	(1.8)	11.4	(2.0)

Total	252.3	(101.7)	253.0	(92.8)
Non-amortized trademarks	44.4	–	46.0	–

Total other intangible assets	$296.7	$(101.7)	$299.0	$(92.8)

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2010, the results of which did not result in any impairment. Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, loss of key customers and/or changes in technology or markets, could require a provision for impairment in a future period.

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

The aggregate amortization expense was $5.9 million and $11.8 million for the three and six month periods ended July 3, 2010, respectively, and $6.2 million and $12.3 million for the three and six month periods ended July 4, 2009, respectively. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $23.0 million in 2010, $19.9 million in 2011, $16.3 million in 2012, $11.1 million in 2013, $9.8 million in 2014 and $9.4 million in 2015.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The company has various insurance policies on the lives of certain former executive officers. Snap-on’s investment in these policies is recorded net of policy loans in “Other assets” on the accompanying Condensed Consolidated Balance Sheets. The policy loans carry a variable interest rate (currently at 5.49%), require interest only payments annually, and are collateralized by the cash value of the life insurance policies. The interest rate charged on the policy loans may be adjusted annually based on a corporate bond yield as published by Moody’s Investors Service. A summary of the net cash value of life insurance as of July 3, 2010, and January 2, 2010, is as follows:

(Amounts in millions)	July 3, 2010	January 2, 2010
Cash surrender value of life insurance	$9.4	$9.4
Policy loans outstanding	(9.1)	(9.1)

Net cash value of life insurance	$0.3	$0.3

Note 6: Exit and Disposal Activities

Snap-on recorded costs associated with exit and disposal activities for the three and six month periods ended July 3, 2010, and July 4, 2009, as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Exit and disposal costs:
Cost of goods sold
Commercial & Industrial Group	$2.0	$3.8	$3.3	$4.4
Snap-on Tools Group	–	0.2	–	0.2
Repair Systems & Information Group	0.5	1.6	1.5	2.1

Total cost of goods sold	2.5	5.6	4.8	6.7

Operating expenses
Commercial & Industrial Group	–	1.4	0.3	2.4
Snap-on Tools Group	0.5	0.9	0.6	0.8
Repair Systems & Information Group	0.1	0.8	0.6	0.2
Corporate	–	–	–	0.3

Total operating expenses	0.6	3.1	1.5	3.7

Financial Services	–	(0.1)	–	0.2

Total restructuring expense
Commercial & Industrial Group	2.0	5.2	3.6	6.8
Snap-on Tools Group	0.5	1.1	0.6	1.0
Repair Systems & Information Group	0.6	2.4	2.1	2.3
Financial Services	–	(0.1)	–	0.2
Corporate	–	–	–	0.3

Total restructuring expenses	$3.1	$8.6	$6.3	$10.6

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Of the $3.1 million and $6.3 million of costs incurred during the three and six month periods ended July 3, 2010, respectively, $2.4 million and $5.4 million, respectively, qualified for accrual treatment. Costs associated with exit and disposal activities in 2010 primarily related to headcount reductions from (i) the ongoing evaluation of the company’s cost structure; (ii) ongoing efforts to enhance efficiency and productivity; and (iii) various other management and realignment actions.

Snap-on’s exit and disposal accrual activity for the first and second quarters of 2010 was as follows:

	Balance at	First Quarter		Balance at	Second Quarter		Balance at
(Amounts in millions)	January 2, 2010	Additions	Usage	April 3, 2010	Additions	Usage	July 3, 2010
Severance costs:
Commercial & Industrial Group	$4.8	$1.5	$(2.1)	$4.2	$1.6	$(0.8)	$5.0
Snap-on Tools Group	1.7	–	(0.5)	1.2	–	(0.3)	0.9
Repair Systems & Information Group	5.8	1.4	(1.7)	5.5	0.3	(1.8)	4.0
Facility-related costs:
Commercial & Industrial Group	0.7	–	–	0.7	–	(0.1)	0.6
Snap-on Tools Group	0.4	0.1	(0.1)	0.4	0.5	(0.1)	0.8

Total	$13.4	$3.0	$(4.4)	$12.0	$2.4	$(3.1)	$11.3

Since year-end 2009, Snap-on has reduced headcount by approximately 105 employees as part of its restructuring actions. While the majority of the exit and disposal accrual will be utilized in 2010, approximately $0.6 million of facility-related costs will extend beyond 2010 due to a longer-term lease obligation.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 7: Income Taxes

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 32.7% in the first six months of 2010 and 33.2% in the first six months of 2009.

For the six months ended July 3, 2010, Snap-on’s unrecognized tax benefits decreased by $3.3 million. This decrease was primarily attributable to settlements reached with taxing authorities.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. Snap-on and its subsidiaries are routinely examined by tax authorities in certain of these jurisdictions and it is reasonably possible that some of these examinations may be resolved within the next 12 months. Due to the potential resolution of these global examinations, it is reasonably possible that Snap-on’s gross unrecognized tax benefits may decrease by a range of zero to $2.9 million over the next 12 months.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Short-term and Long-term Debt

Short-term and long-term debt as of July 3, 2010, and January 2, 2010, consisted of the following:

(Amounts in millions)	July 3, 2010	January 2, 2010
Floating rate unsecured note due January 2010	$–	$150.0
6.25% unsecured notes due August 2011	200.0	200.0
5.85% unsecured notes due 2014	100.0	100.0
5.50% unsecured notes due 2017	150.0	150.0
6.70% unsecured notes due 2019	200.0	200.0
6.125% unsecured notes due 2021	250.0	250.0
Other debt*	23.4	16.8

	923.4	1,066.8
Less: notes payable and current maturities of long-term debt	(13.6)	(164.7)

Total long-term debt	$909.8	$902.1

*	Includes fair value adjustments related to interest rate swaps

On January 12, 2010, Snap-on repaid the $150.0 million floating rate unsecured debt with available cash.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012; at July 3, 2010, no amounts were outstanding under this revolving credit facility. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of July 3, 2010, the company’s actual ratios of 0.43 and 2.66, respectively, were both within the permitted ranges set forth in this financial covenant.

Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit as of July 3, 2010, which consisted of two $10 million lines of credit that expire on August 29, 2010, and July 26, 2011, respectively. As of the filing date of this Form 10-Q, Snap-on plans to renew the August 29, 2010 bank line of credit in the third quarter of 2010.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility discussed above, Snap-on’s debt agreements and credit facilities also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of July 3, 2010, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

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

Foreign Currency Risk Management: Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations and restrictions on the movement of funds. Foreign currency exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency, including intercompany loans denominated in foreign currencies. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments to protect the residual net exposures. Snap-on manages most of these exposures on a consolidated basis, which allows for netting of certain exposures to take advantage of natural offsets. Foreign exchange forward contracts are used to hedge the net exposures. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. Snap-on’s foreign exchange forward contracts are typically not designated as hedges. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings.

At July 3, 2010, Snap-on had $192.7 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $104.6 million in euros, $70.1 million in Swedish kronor, $27.7 million in Australian dollars, $21.3 million in British pounds, $14.1 million in Singapore dollars, $5.3 million in Norwegian kroner, $3.0 million in Mexican pesos, $1.7 million in South Korean won, and $1.5 million in other currencies, and sell contracts comprised of $38.5 million in Canadian dollars, $10.9 million in Japanese yen, $3.5 million in Turkish lira, $1.8 million in New Zealand dollars, and $1.9 million in other currencies. At January 2, 2010, Snap-on had $197.8 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $104.4 million in euros, $69.1 million in Swedish kronor, $30.4 million in Australian dollars, $25.1 million in British pounds, $12.3 million in Singapore dollars, $5.0 million in Norwegian kroner, $2.5 million in Mexican pesos, and $3.2 million in other currencies, and sell contracts comprised of $39.5 million in Canadian dollars, $7.7 million in Japanese yen, $3.3 million in Turkish lira, and $3.7 million in other currencies.

Interest Rate Risk Management: Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities through the use of interest rate swaps agreements.

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Interest rate swap agreements are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense. For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $150 million at July 3, 2010, and $50 million at January 2, 2010. No interest rate swaps classified as cash flow hedges were outstanding as of July 3, 2010, and January 2, 2010.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Treasury Lock Agreements: Snap-on has previously entered into treasury lock agreements to manage the potential change in interest rates in anticipation of issuing fixed rate debt. Prior to the company’s termination of its financial services joint venture agreement with CIT in 2009, Snap-on also entered into treasury lock agreements to manage the risk associated with changing benchmark interest rates on its extended contract installment loans that were sold to CIT. Treasury lock agreements are accounted for as cash flow hedges. The effective differentials paid or received on treasury lock agreements related to credit installment loans are recognized as adjustments to “Financial services revenue” on the accompanying Condensed Consolidated Statements of Earnings. The effective differentials paid or received on treasury lock agreements related to the anticipated issuance of fixed rate debt are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. During the second quarter of 2009, Snap-on settled treasury locks of $28 million related to the settlement of extended credit installment receivables sold to CIT. During the first six months of 2009, Snap-on settled treasury locks of $79 million related to the settlement of extended credit installment receivables sold to CIT and $100 million related to the forecasted principal debt issuance related to the company’s offering of $300 million of fixed rate, long-term notes on February 24, 2009. There were no treasury locks outstanding at July 3, 2010, or January 2, 2010.

Fair Value Measurements: Snap-on has derivative assets and liabilities that are measured at Level 2 fair value on a recurring basis. The following table represents the fair value of derivative instruments included within the Condensed Consolidated Balance Sheets:

		July 3, 2010		January 2, 2010
(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives Designated as Hedging Instruments:

Interest rate swap agreements	Other assets	$11.5	$–	$2.5	$–

Derivatives Not Designated as Hedging Instruments:

Foreign exchange forwards	Prepaid expenses and other assets	$5.3	$–	$3.1	$–
Foreign exchange forwards	Other accrued liabilities	–	21.7	–	8.5

Total		$5.3	$21.7	$3.1	$8.5

Total derivative instruments		$16.8	$21.7	$5.6	$8.5

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. Foreign exchange forward contracts are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. The company did not have any assets or liabilities measured at Level 1 or Level 3 or implement any changes in its valuation techniques as of and for the six month period ended July 3, 2010.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table represents the effect of derivative instruments designated as fair value hedges as included in the Condensed Consolidated Statements of Earnings:

		Effective Portion of Gain / (Loss) Recognized in Income Three months ended		Effective Portion of Gain / (Loss) Recognized in Income Six months ended
(Amounts in millions)	Statement of Earnings Presentation	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Derivatives Designated as Fair Value Hedges:
Interest rate swap agreements	Interest expense	$1.4	$0.3	$2.2	$0.9

The following tables represent the effect of derivative instruments designated as cash flow hedges as included in Accumulated OCI on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Earnings:

	Effective Portion of Gain / (Loss) Recognized in Accumulated OCI Three months ended		Statement of	Effective Portion of Gain / (Loss) Reclassified from Accumulated OCI into Income Three months ended
(Amounts in millions)	July 3, 2010	July 4, 2009	Earnings Presentation	July 3, 2010	July 4, 2009
Derivatives Designated as Cash Flow Hedges:
Treasury lock agreements	$–	$(0.1)	Financial services revenue	$–	$(1.0)

	Effective Portion of Gain / (Loss) Recognized in Accumulated OCI Six months ended		Statement of	Effective Portion of Gain / (Loss) Reclassified from Accumulated OCI into Income Six months ended
(Amounts in millions)	July 3, 2010	July 4, 2009	Earnings Presentation	July 3, 2010	July 4, 2009
Derivatives Designated as Cash Flow Hedges:
Treasury lock agreements	$–	$0.8	Interest expense	$–	$–
Treasury lock agreements	–	(0.3)	Financial services revenue	–	(2.6)
Firm commitment agreements	–	–	Net sales	–	(0.1)

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table represents the effect of derivative instruments not designated as hedging instruments as included in the Condensed Consolidated Statements of Earnings:

		Gain / (Loss) Recognized in Income Three months ended		Gain / (Loss) Recognized in Income Six months ended
(Amounts in millions)	Statement of Earnings Presentation	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forwards	Other income (expense) – net	$(8.8)	$18.3	$(20.9)	$3.3

As discussed above, Snap-on’s foreign exchange forward contracts are typically not designated as hedges for financial reporting purposes. The fair value changes of derivatives not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. The $8.8 million derivative loss recognized in the second quarter of 2010 was offset by transaction gains on net exposures of $7.4 million, resulting in a net foreign exchange loss for the second quarter of $1.4 million. The $18.3 million derivative gain recognized in the second quarter of 2009 was offset by transaction losses on net exposures of $17.6 million, resulting in a net foreign exchange gain for the second quarter of $0.7 million. The $20.9 million derivative loss recognized in the first six months of 2010 was offset by transaction gains on net exposures of $19.7 million, resulting in a year to date net foreign exchange loss of $1.2 million. The $3.3 million derivative gain recognized in the first six months of 2009 was offset by transaction losses on net exposures of $3.2 million, resulting in a year to date net foreign exchange gain of $0.1 million. The resulting net foreign exchange gains and losses are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 15 for additional information on “Other income (expense) – net.”

See the accompanying Condensed Consolidated Statements of Comprehensive Income for additional information on changes in comprehensive income.

As of July 3, 2010, the maximum maturity date of any fair value hedge was 11 years. During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $48,000 after tax at the time the underlying hedge transactions are realized.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	July 3, 2010		January 2, 2010
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Contract receivables – net	$126.8	$150.6	$103.6	$113.0
Finance receivables – net	447.7	536.1	300.2	358.8

Long-term debt and notes payable and current maturities of long-term debt	923.4	1,009.1	1,066.8	1,118.0

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

Note 10: Pension Plans

Snap-on’s net pension expense included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Service cost	$3.7	$3.7	$8.3	$8.2
Interest cost	13.4	13.6	27.2	26.8
Expected return on assets	(14.4)	(14.9)	(28.8)	(30.0)
Actuarial loss	4.8	2.0	9.7	3.3
Prior service cost	0.3	0.3	0.6	0.6

Net pension expense	$7.8	$4.7	$17.0	$8.9

Snap-on also expects to make contributions of $9.0 million to its foreign pension plans and $1.5 million to its domestic pension plans in 2010. Snap-on funds its pension plans as required by governmental regulation. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2010, and future pension contributions could increase.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 11: Postretirement Health Care Plans

Snap-on’s postretirement health care expense included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Service cost	$–	$–	$0.1	$0.1
Interest cost	1.0	1.3	1.9	2.4
Expected return on plan assets	(0.2)	(0.2)	(0.4)	(0.4)
Prior service credit	(0.1)	(0.1)	(0.2)	(0.2)

Net postretirement expense	$0.7	$1.0	$1.4	$1.9

Note 12: Stock-Based Compensation

The 2001 Incentive Stock and Awards Plan, as amended (“2001 Plan”), which was approved by shareholders, provides for the grant of stock options, performance share awards, and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). As of July 3, 2010, the 2001 Plan had 1,489,953 shares available for future grants; the company uses treasury stock to deliver shares under the 2001 Plan.

Net stock-based expense was $2.9 million and $5.9 million for the three and six month periods ended July 3, 2010, respectively. The reversal of performance award accruals not expected to vest and the impact of mark-to-market adjustments on stock appreciation rights resulted in a net credit to income of $4.2 million for both the three and six month periods ended July 4, 2009. Cash received from option exercises during the three and six month periods ended July 3, 2010, totaled $11.0 million and $13.0 million, respectively. Cash received from option exercises during the three and six month periods ended July 4, 2009, totaled $3.3 million and $3.4 million, respectively. The tax benefit realized from the exercise of share-based payment arrangements was $0.3 million and $0.6 million for the three and six month periods ended July 3, 2010, respectively. The tax benefit realized from the exercise of share-based payment arrangements was insignificant for the three month period ended July 4, 2009, and was $3.4 million for the six month period ended July 4, 2009.

Stock Options

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant and have a contractual term of ten years. Stock option grants vest ratably on the first, second and third anniversaries of the date of grant.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the period of time that options granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three and six month periods ended July 3, 2010, and July 4, 2009, using the Black-Scholes valuation model:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Expected term of option (in years)	5.74	5.70	5.85	5.87
Expected volatility factor	34.41%	33.00%	33.98%	30.17%
Expected dividend yield	2.75%	2.76%	2.76%	2.72%
Risk-free interest rate	2.23%	2.05%	2.39%	1.77%

A summary of stock option activity as of and for the six month period ended July 3, 2010, is presented below:

	Shares (in thousands)	Exercise Price Per Share (* )	Remaining Contractual Term (* ) (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 2, 2010	2,259	$39.47
Granted	542	41.09
Exercised	(106)	30.74
Forfeited or expired	(52)	38.34

Outstanding at July 3, 2010	2,643	40.18	7.04	$10.4

Exercisable at July 3, 2010	1,608	40.97	5.78	6.8

*	Weighted-average

The weighted-average grant date fair value of options granted during the six month periods ended July 3, 2010, and July 4, 2009, was $10.90 and $6.74, respectively. The intrinsic value of options exercised was $0.8 million and $1.6 million during the three and six month periods ended July 3, 2010, respectively, and was insignificant for the three and six month periods ended July 4, 2009. The fair value of stock options vested during the six month periods ended July 3, 2010, and July 4, 2009, was $4.6 million and $3.3 million, respectively.

As of July 3, 2010, there was $8.0 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

In 2009, the company began granting performance-based units (designated as RSUs); such awards have a one year performance period based on the results of the consolidated financial metrics of the company followed by a two year cliff vesting schedule. For performance achieved above a certain level, the recipient may earn additional shares of stock, not to exceed 100% of the number of RSUs initially awarded.

The fair value of these awards is estimated on the date of grant using the Black-Scholes valuation model. The company uses the vesting period of the performance awards as the expected term of the awards granted. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the performance award. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the length of time corresponding to the expected term of the performance award. The following weighted-average assumptions were used in calculating the fair value of performance awards granted during the six month periods ended July 3, 2010, and July 4, 2009, using the Black-Scholes valuation model:

	Six Months Ended
	July 3, 2010	July 4, 2009
Expected term of performance award (in years)	3.0	3.0
Expected volatility factor	42.82%	37.09%
Risk-free interest rate	1.44%	1.32%

The weighted-average grant date fair value of performance awards granted during the six month periods ended July 3, 2010, and July 4, 2009, was $41.01 and $29.69, respectively. Performance share awards of 125,164 shares were paid out during the six month period ended July 4, 2009; no performance shares were paid out in the six month period ended July 3, 2010. As performance share awards generally vest only at the end of the performance award period, no shares vested during the six month periods ended July 3, 2010, and July 4, 2009. Based on the company’s 2009 performance, 65,819 RSUs granted in 2009 were earned; assuming continued employment, these RSUs will vest in February 2012.

The status of the company’s non-vested performance share awards and changes during the six month period ended July 3, 2010, is presented below:

	Shares (in thousands)	Fair Value (* )
Non-vested performance awards at January 2, 2010	537	$41.73
Granted	286	41.01
Vested	–	–
Cancellations	(204)	43.94

Non-vested performance awards at July 3, 2010	619	36.77

*	Weighted-average

As of July 3, 2010, there was $12.3 million of unrecognized compensation cost related to non-vested performance share awards granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.3 years.

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

The fair value of SARs is remeasured each reporting period using the Black-Scholes valuation model. The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs. The following weighted-average assumptions were used in calculating the fair value of SARs granted during the three and six month periods ended July 3, 2010, and July 4, 2009, using the Black-Scholes valuation model:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Expected term of SARs (in years)	5.22	5.36	5.54	5.69
Expected volatility factor	35.41%	34.09%	34.59%	30.25%
Expected dividend yield	2.75%	2.77%	2.76%	2.72%
Risk-free interest rate	1.82%	2.43%	2.39%	1.77%

The total intrinsic value of SARs exercised was $0.1 million and $0.2 million during the three and six month periods ended July 3, 2010, respectively, and zero during both the three and six month periods ended July 4, 2009. The total fair value of SARs vested during the first six months of 2010 and 2009 was $1.1 million and $0.3 million, respectively.

The status of the company’s non-vested SARs as of July 3, 2010, is presented below:

	SARs (in thousands)	Fair Value (* )
Non-vested SARs at January 2, 2010	259	$9.85
Granted	111	10.21
Vested	(137)	9.02
Cancellations	(4)	–

Non-vested SARs at July 3, 2010	229	11.27

*	Weighted-average

As of July 3, 2010, there was $2.6 million of unrecognized compensation cost related to non-vested SARs granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Restricted Stock Awards

The company granted 22,610 restricted stock units to non-employee directors during the second quarter of 2010. All restrictions will lapse upon the recipient’s termination of service as a director or in the event of a change in control, as defined in the 2001 Plan.

Note 13: Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Weighted-average common shares outstanding	58,017,075	57,665,601	57,898,714	57,607,666
Dilutive effect of stock-based instruments	281,521	256,493	405,347	274,074

Weighted-average common shares outstanding, assuming dilution	58,298,596	57,922,094	58,304,061	57,881,740

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. Options to purchase 876,690 shares and 876,797 shares of Snap-on common stock for the three and six month periods ended July 3, 2010, respectively, and options to purchase 1,508,669 shares and 1,854,776 shares of Snap-on common stock for the three and six month periods ended July 4, 2009, respectively, were not included in the computations of diluted earnings per share as the exercise prices of the options were greater than the average market price of Snap-on’s common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

Note 14: Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its reserve requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. The following summarizes Snap-on’s product warranty accrual activity for the three and six month periods ended July 3, 2010, and July 4, 2009:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Warranty reserve:
Beginning of period	$14.5	$12.5	$14.3	$15.5
Additions	4.1	3.3	7.5	3.8
Usage	(4.3)	(2.3)	(7.5)	(5.8)

End of period	$14.3	$13.5	$14.3	$13.5

On January 8, 2010, Snap-on filed a notice of arbitration with the American Arbitration Association concerning a dispute with CIT relating to various underpayments made during the course of their financial services joint venture, in which Snap-on has alleged damages of approximately $115 million. As a result of the dispute, Snap-on has withheld certain amounts (totaling $107.8 million as of July 3, 2010, and $81.5 million as of 2009 year end) from payments made to CIT relating to ongoing business activities. On January 29, 2010, CIT filed its response denying Snap-on’s claim and asserting certain claims against Snap-on for other matters relating to the joint venture. CIT’s claims allege damages in excess of $110 million, the majority of which relates to returning the

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

amounts withheld by Snap-on. The $107.8 million retained by Snap-on as of July 3, 2010, is included in “Other accrued liabilities” on Snap-on’s July 3, 2010 Condensed Consolidated Balance Sheet. At this early stage, no determination can be made as to the likely outcome of this dispute.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van loans sold by SOC; as of July 3, 2010, and January 2, 2010, $16.1 million and $17.6 million, respectively, of franchisee loans contain a recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of July 3, 2010, was not material.

Snap-on is involved in various other legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these other legal matters, management believes that the results of these other legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 15: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Interest income	$0.3	$0.5	$0.5	$0.8
Foreign exchange gain (loss)	(1.4)	0.7	(1.2)	0.1
Other	0.3	(0.1)	0.2	(0.1)

Total other income (expense) – net	$(0.8)	$1.1	$(0.5)	$0.8

Note 16: Segments

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. In the second quarter of 2010, Snap-on realigned its management organization and, as a result, its reportable business segments. This organizational change reflects the company’s efforts to better support the product and service needs of the company’s primary customer segments. These customer segments include: (i) commercial and industrial customers, including professionals in critical industries and emerging markets; (ii) professional technicians who purchase products through the company’s worldwide mobile tool distribution network; and (iii) other professional customers related to automotive repair, including owners and managers of independent and Original Equipment Manufacturer (“OEM”) dealership service and repair shops. In addition, Snap-on’s Financial Services customer segment offers financing options that include (i) loans to franchisees’ customers and Snap-on’s industrial and other customers for the purchase or lease of tools, equipment and diagnostics products on an extended term payment plan; and (ii) business loans and vehicle leases to franchisees.

The primary organizational changes in the second quarter of 2010 included the realignment of the company’s equipment products and equipment repair services operations from the Commercial & Industrial Group to the newly created Repair Systems & Information Group in order to better serve customers in the worldwide vehicle service and repair marketplace, including owners and managers of independent and OEM dealership service and repair shops. In addition to equipment products and equipment repair services, the Repair Systems & Information Group includes the business operations of the company’s former Diagnostics & Information Group, consisting of those operations providing diagnostics, vehicle service information, business management systems, electronic parts catalogs, and other solutions for vehicle service to customers in the worldwide vehicle and repair marketplace. The organizational changes also included the realignment of the company’s sales operations in Japan from the Snap-on Tools Group to the

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Commercial & Industrial Group to assist in further penetrating the customer base, particularly industrial buyers, in that region. The company also reallocated certain costs between the operating units as a result of these organizational changes, reflecting value-added activities and contributions related to the particular customer base being served. Prior year segment financial data has been restated to reflect these reportable business segment realignments.

As a result of these changes, Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving automotive service technicians through the worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional automotive-related customers, primarily owners and managers of independent repair shops and OEM dealers, through direct and distributor channels. Financial Services consists of the business operations of Snap-on’s wholly owned finance subsidiaries.

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

Financial data by segment was as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net sales:
Commercial & Industrial Group	$258.7	$212.1	$505.7	$433.2
Snap-on Tools Group	264.5	242.6	513.0	469.7
Repair Systems & Information Group	205.9	198.0	408.0	385.1

Segment net sales	729.1	652.7	1,426.7	1,288.0
Intersegment eliminations	(81.5)	(62.7)	(157.5)	(125.4)

Total net sales	$647.6	$590.0	$1,269.2	$1,162.6
Financial services revenue	13.9	25.6	23.6	45.6

Total revenues	$661.5	$615.6	$1,292.8	$1,208.2

Operating earnings:
Commercial & Industrial Group	$25.5	$2.3	$50.9	$21.9
Snap-on Tools Group	33.0	25.5	60.0	45.6
Repair Systems & Information Group	40.0	32.9	77.0	56.6
Financial Services	1.7	16.6	–	26.6

Segment operating earnings	100.2	77.3	187.9	150.7
Corporate	(19.5)	(7.0)	(37.2)	(16.1)

Operating earnings	$80.7	$70.3	$150.7	$134.6
Interest expense	(13.2)	(11.6)	(27.2)	(20.2)
Other income (expense) – net	(0.8)	1.1	(0.5)	0.8

Earnings before income taxes	$66.7	$59.8	$123.0	$115.2

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Financial Data by Segment (continued):

(Amounts in millions)	July 3, 2010	January 2, 2010

Assets:
Commercial & Industrial Group	$815.2	$871.5
Snap-on Tools Group	400.6	373.1
Repair Systems & Information Group	901.3	943.5
Financial Services	694.4	530.8

Total assets from reportable segments	$2,811.5	$2,718.9
Corporate	531.5	768.0
Segment eliminations	(29.7)	(39.5)

Total assets	$3,313.3	$3,447.4

	Six Months Ended
(Amounts in millions)	July 3, 2010	July 4, 2009

Capital expenditures:
Commercial & Industrial Group	$5.7	$16.4
Snap-on Tools Group	3.2	8.8
Repair Systems & Information Group	2.8	7.9
Financial Services	0.1	0.1

Total from reportable segments	11.9	33.2
Corporate	0.5	0.4

Total capital expenditures	$12.3	$33.6

Depreciation and amortization:
Commercial & Industrial Group	$11.0	$11.1
Snap-on Tools Group	8.2	8.1
Repair Systems & Information Group	16.2	16.6
Financial Services	0.3	0.5

Total from reportable segments	35.7	36.3
Corporate	0.8	0.8

Total depreciation and amortization	$36.5	$37.1

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain efficiencies and savings from its Rapid Continuous Improvement and other cost reduction initiatives, including its ability to implement reductions in workforce, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues. These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further improve service and value to franchisees and thereby enhance their sales and profitability, introduce successful new products, successfully integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the need to provide financing for the contracts and loans originated by Snap-on Credit LLC, litigation challenges, and external negative factors including instability in world credit and financial markets, weakness in the global economy, continued weakness in the U.S. automotive industry, and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, and the impact of legal proceedings, energy and raw material supply and pricing, including steel and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, new U.S. health care legislation and reforms), the impacts of non-strategic business and/or product line rationalizations and terrorist disruptions on business. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

RESULTS OF OPERATIONS

In the second quarter of 2010, Snap-on realigned its management organization and, as a result, its reportable business segments. This organizational change reflects the company’s efforts to better support the product and service needs of the company’s primary customer segments. As a result of this realignment, Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the newly created Repair Systems & Information Group; and (iv) Financial Services. Prior year segment financial data has been restated to reflect these reportable business segment realignments. See Note 16 to the Condensed Consolidated Financial Statements and “Segment Results” in this Management’s Discussion and Analysis for further information on the company’s reportable business segments.

Results of operations for the three month periods ended July 3, 2010, and July 4, 2009, are as follows:

	Three Months Ended
(Amounts in millions)	July 3, 2010		July 4, 2009		Change
Net sales	$647.6	100.0%	$590.0	100.0%	$57.6	9.8%
Cost of goods sold	(343.8)	-53.1%	(336.0)	-56.9%	(7.8)	-2.3%

Gross profit	303.8	46.9%	254.0	43.1%	49.8	19.6%
Operating expenses	(224.8)	-34.7%	(200.3)	-34.0%	(24.5)	-12.2%

Operating earnings before financial services	79.0	12.2%	53.7	9.1%	25.3	47.1%

Financial services revenue	13.9	100.0%	25.6	100.0%	(11.7)	-45.7%
Financial services expenses	(12.2)	-87.8%	(9.0)	-35.2%	(3.2)	-35.6%

Operating earnings from financial services	1.7	12.2%	16.6	64.8%	(14.9)	-89.8%

Operating earnings	80.7	12.2%	70.3	11.4%	10.4	14.8%
Interest expense	(13.2)	-2.0%	(11.6)	-1.9%	(1.6)	-13.8%
Other income (expense) – net	(0.8)	-0.1%	1.1	0.2%	(1.9)	NM

Earnings before income taxes and equity earnings (loss)	66.7	10.1%	59.8	9.7%	6.9	11.5%
Income tax expense	(20.3)	-3.1%	(17.6)	-2.9%	(2.7)	-15.3%

Earnings before equity earnings (loss)	46.4	7.0%	42.2	6.8%	4.2	10.0%
Equity earnings (loss), net of tax	0.5	0.1%	(0.2)	–	0.7	NM

Net earnings	46.9	7.1%	42.0	6.8%	4.9	11.7%
Net earnings attributable to noncontrolling interests	(1.6)	-0.3%	(4.6)	-0.7%	3.0	65.2%

Net earnings attributable to Snap-on Inc.	$45.3	6.8%	$37.4	6.1%	$7.9	21.1%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales in the second quarter of 2010 of $647.6 million were up $57.6 million, or 9.8%, from 2009 levels; excluding $0.9 million of favorable currency translation, organic sales in the quarter increased 9.6% from 2009 levels.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Sales in the Commercial & Industrial Group of $258.7 million in the second quarter of 2010 were up $46.6 million, or 22.0%, from 2009 levels; excluding $0.9 million of unfavorable currency translation, organic sales increased 22.5%. Sales in the Snap-on Tools Group of $264.5 million increased $21.9 million, or 9.0%, from 2009 levels; excluding $2.8 million of favorable currency translation, organic sales increased 7.8%. Sales in the Repair Systems & Information Group of $205.9 million increased $7.9 million, or 4.0%, from 2009 levels; excluding $1.4 million of unfavorable currency translation, organic sales increased 4.7%.

Gross profit in the second quarter of 2010 was $303.8 million as compared to $254.0 million in 2009. The $49.8 million gross profit increase is primarily due to the higher sales volumes, $6.8 million of savings from ongoing efficiency and productivity (collectively, “Rapid Continuous Improvement” or “RCI”) initiatives and other cost reduction activities, including benefits from restructuring actions, $5.1 million of favorable currency effects and $3.1 million of lower restructuring costs. The year-over-year gross profit comparison also benefited from favorable manufacturing utilization as a result of increasing production levels; in the second quarter of 2009, the company incurred costs to carry excess manufacturing capacity, primarily in Europe, as a result of lower production and inventory reduction efforts. As a percentage of sales, gross margin of 46.9% in the second quarter of 2010 increased 380 basis points (100 basis points equals 1.0 percent) as compared to 43.1% in 2009.

Operating expenses in the second quarter of 2010 were $224.8 million as compared to $200.3 million in 2009. The $24.5 million increase in year-over-year operating expenses includes $14.0 million of higher long-term and current year performance-based incentive compensation expense as a result of the company’s improved year-over-year operating performance, increased volume-related expenses, $3.1 million of higher pension expense, largely due to lower than projected asset returns in previous years related to the U.S. pension plan, and higher stock-based expense. These increases were partially offset by $2.5 million of benefits from ongoing RCI, restructuring and other cost reduction initiatives and $2.5 million of lower restructuring costs. As a percentage of sales, operating expenses were 34.7% in the second quarter of 2010 as compared to 34.0% in 2009.

Operating income from Financial Services was $1.7 million on revenue of $13.9 million in the second quarter of 2010, as compared with $16.6 million of operating income on revenue of $25.6 million in 2009. On July 16, 2009, Snap-on terminated its financial services joint venture agreement with CIT Group Inc. (“CIT”) relating to the parties’ Snap-on Credit LLC (“SOC”) financial services joint venture, and subsequently purchased CIT’s 50%-ownership interest in the joint venture for $8.1 million pursuant to the terms of the joint venture agreement. Since July 16, 2009, Snap-on is providing financing for the majority of new loans originated by SOC and SOC is recording the interest yield on the new on-book receivables over the life of the contracts as financial services revenue. Previously, SOC sold substantially all new contract originations to CIT and recorded gains on the sale of the contracts as financial services revenue. The change from recognizing gains on contract sales to CIT, to recognizing the interest yield on the on-book receivables, was a primary factor in the year-over-year declines in both revenues and operating earnings. See Notes 1, 2 and 3 to the Condensed Consolidated Financial Statements for further information on SOC.

Consolidated operating earnings in the second quarter of 2010 of $80.7 million increased $10.4 million, or 14.8%, from the $70.3 million achieved in the second quarter of 2009, despite $14.9 million of lower year-over-year operating earnings from financial services. The $10.4 million increase in year-over-year consolidated operating earnings includes $4.9 million of favorable currency effects.

Interest expense of $13.2 million in the second quarter of 2010 was up $1.6 million from the prior year primarily due to higher average debt levels, partially offset by the impact of declining interest rates. See Note 8 to the Condensed Consolidated Financial Statements for information on the company’s debt and credit facilities.

Other income (expense) – net was expense of $0.8 million in the second quarter of 2010 as compared to income of $1.1 million in 2009. Other income (expense) – net primarily included interest income as well as hedging and currency exchange rate transaction gains and losses. See Note 15 to the Condensed Consolidated Financial Statements for further information.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 31.2% in the second quarter of 2010 and 31.9% in the second quarter of 2009. The second quarter 2010 effective income tax rate benefited from the favorable settlement of a tax audit. The second quarter 2009 effective income tax rate reflects the realization of a tax benefit in a foreign jurisdiction partially offset by a higher mix of U.S. earnings. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

On April 6, 2010, Snap-on acquired the remaining 40% interest in Wanda Snap-on (Zhejiang) Co. Ltd (“Wanda Snap-on”), the company’s tool manufacturing operation in Xiaoshan, China, for a purchase price of $7.7 million and $0.1 million of transaction costs. Snap-on acquired a 60% interest in Wanda Snap-on for a cash purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs, on March 5, 2008. The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions. On July 1, 2010, Wanda Snap-on was officially renamed Snap-on Asia Manufacturing (Zhejiang) Co. Ltd. (“Xiaoshan”). For segment reporting purposes, the results of Xiaoshan, which have been included in Snap-on’s consolidated financial statements since the date of acquisition, are included in the Commercial & Industrial Group. Pro forma financial information is not presented as the impact of the acquisition was not material to Snap-on’s results of operations or financial position.

Net earnings attributable to Snap-on in the second quarter of 2010 were $45.3 million, or $0.78 per diluted share. Net earnings attributable to Snap-on in the second quarter of 2009 were $37.4 million, or $0.65 per diluted share.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of operations for the six month periods ended July 3, 2010, and July 4, 2009, are as follows:

	Six Months Ended
(Amounts in millions)	July 3, 2010		July 4, 2009		Change
Net sales	$1,269.2	100.0%	$1,162.6	100.0%	$106.6	9.2%
Cost of goods sold	(677.8)	-53.4%	(649.9)	-55.9%	(27.9)	-4.3%

Gross profit	591.4	46.6%	512.7	44.1%	78.7	15.4%
Operating expenses	(440.7)	-34.7%	(404.7)	-34.8%	(36.0)	-8.9%

Operating earnings before financial services	150.7	11.9%	108.0	9.3%	42.7	39.5%

Financial services revenue	23.6	100.0%	45.6	100.0%	(22.0)	-48.2%
Financial services expenses	(23.6)	-100.0%	(19.0)	41.7%	(4.6)	-24.2%

Operating earnings from financial services	–	–	26.6	58.3%	(26.6)	-100.0%

Operating earnings	150.7	11.6%	134.6	11.1%	16.1	12.0%
Interest expense	(27.2)	-2.1%	(20.2)	-1.7%	(7.0)	-34.7%
Other income (expense) – net	(0.5)	–	0.8	0.1%	(1.3)	NM

Earnings before income taxes and equity earnings (loss)	123.0	9.5%	115.2	9.5%	7.8	6.8%
Income tax expense	(39.3)	-3.0%	(35.9)	-2.9%	(3.4)	-9.5%

Earnings before equity earnings (loss)	83.7	6.5%	79.3	6.6%	4.4	5.5%
Equity earnings (loss), net of tax	1.2	0.1%	(0.1)	–	1.3	NM

Net earnings	84.9	6.6%	79.2	6.6%	5.7	7.2%
Net earnings attributable to noncontrolling interests	(2.8)	-0.2%	(7.0)	-0.6%	4.2	60.0%

Net earnings attributable to Snap-on Inc.	$82.1	6.4%	$72.2	6.0%	$9.9	13.7%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales in the first six months of 2010 of $1,269.2 million were up $106.6 million, or 9.2%, from 2009 levels; excluding $25.3 million of favorable currency translation, organic sales increased 6.8% from 2009 levels. Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including currency translation fluctuations.

Sales in the Commercial & Industrial Group of $505.7 million for the first six months of 2010 increased $72.5 million, or 16.7%, from 2009 levels; excluding $8.0 million of favorable currency translation, organic sales increased 14.6%. Sales in the Snap-on Tools Group of $513.0 million increased $43.3 million, or 9.2%, from 2009 levels; excluding $12.9 million of favorable currency translation, organic sales increased 6.3%. Sales in the Repair Systems & Information Group of $408.0 million increased $22.9 million, or 5.9%, from 2009 levels; excluding $4.3 million of favorable currency translation, organic sales increased 4.8%.

Gross profit in the first six months of 2010 was $591.4 million as compared to $512.7 million in 2009. The $78.7 million gross profit increase is primarily due to the higher sales volumes, $16.2 million of favorable currency effects, $14.0

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

million of savings from ongoing RCI and other cost reduction activities, including benefits from restructuring and cost containment actions, and $1.9 million of lower restructuring costs. The year-over-year gross profit comparison also benefited from favorable manufacturing utilization as a result of increasing production levels; in the first six months of 2009, the company incurred costs to carry excess manufacturing capacity, primarily in Europe, as a result of lower production and inventory reduction efforts. As a result of these factors, gross margin of 46.6% in 2010 increased 250 basis points from 44.1% in 2009.

Operating expenses in the first six months of 2010 were $440.7 million, as compared to $404.7 million in 2009. In addition to higher volume-related and other expenses, the $36.0 million increase in year-over-year operating expenses includes $14.8 million of higher long-term and current year performance-based incentive compensation expense as a result of the company’s improved year-over-year operating performance, $8.1 million of higher pension expense, largely due to lower than projected asset returns in previous years related to the U.S. pension plan, $7.2 million of unfavorable currency effects and $4.6 million of higher stock-based expense. These increases were partially offset by $8.9 million of benefits from ongoing RCI and other cost reduction activities, including benefits from restructuring and cost containment actions, and $2.2 million of lower restructuring costs. As a percentage of sales, operating expenses were 34.7% in the first six months of 2010 as compared to 34.8% in 2009.

Operating income from Financial Services was zero on revenue of $23.6 million in the first six months of 2010, as compared with $26.6 million of operating income on revenue of $45.6 million in 2009, reflecting the July 16, 2009 termination of Snap-on’s financial services joint venture with CIT. See Notes 1, 2 and 3 to the Condensed Consolidated Financial Statements for further information on SOC.

Consolidated operating earnings in the first six months of 2010 of $150.7 million were up $16.1 million, or 12.0%, from the $134.6 million achieved in the first six months of 2009, despite $26.6 million of lower year-over-year operating earnings from financial services. The $16.1 million increase in year-over-year consolidated operating earnings includes $9.6 million of favorable currency effects.

Interest expense of $27.2 million in the first six months of 2010 was up $7.0 million from the prior year primarily due to higher average debt levels, partially offset by the impact of declining interest rates. See Note 8 to the Condensed Consolidated Financial Statements for information on the company’s debt and credit facilities.

Other income (expense) – net was expense of $0.5 million in the first six months of 2010, as compared to income of $0.8 million in 2009. Other income (expense) – net primarily included interest income as well as hedging and currency exchange rate transaction gains and losses. See Note 15 to the Condensed Consolidated Financial Statements for further information.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 32.7% in the first six months of 2010 and 33.2% in the first six months of 2009. The 2010 effective income tax rate benefited from the favorable settlement of a tax audit. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on in the first six months of 2010 were $82.1 million, or $1.41 per diluted share, as compared with $72.2 million, or $1.25 per diluted share, in 2009.

Exit and Disposal Activities

Snap-on recorded costs of $3.1 million and $6.3 million for exit and disposal activities in the three and six month periods ended July 3, 2010, respectively, as compared to $8.6 million and $10.6 million for exit and disposal activities in the three and six month periods ended July 4, 2009, respectively. Snap-on currently anticipates that full-year 2010 exit and disposal costs will approximate $15 million; full year 2009 exit and disposal costs totaled $22.0 million. See Note 6 to the Condensed Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. In the second quarter of 2010, Snap-on realigned its management organization and, as a result, its reportable business segments. This organizational change reflects the company’s efforts to better support the product and service needs of the company’s primary customer segments. These customer segments include: (i) commercial and industrial customers, including professionals in critical industries and emerging markets; (ii) professional technicians who purchase products through the company’s worldwide mobile tool distribution network; and (iii) other professional customers related to automotive repair, including owners and managers of independent and Original Equipment Manufacturer (“OEM”) dealership service and repair shops. In addition, Snap-on’s Financial Services customer segment offers financing options that include (i) loans to franchisees’ customers and Snap-on’s industrial and other customers for the purchase or lease of tools, equipment and diagnostics products on an extended term payment plan; and (ii) business loans and vehicle leases to franchisees.

The primary organizational changes in the second quarter of 2010 included the realignment of the company’s equipment products and equipment repair services operations from the Commercial & Industrial Group to the newly created Repair Systems & Information Group in order to better serve customers in the worldwide vehicle service and repair marketplace, including owners and managers of independent and OEM dealership service and repair shops. In addition to equipment products and equipment repair services, the Repair Systems & Information Group includes the business operations of the company’s former Diagnostics & Information Group, consisting of those operations providing diagnostics, vehicle service information, business management systems, electronic parts catalogs, and other solutions for vehicle service to customers in the worldwide vehicle and repair marketplace. The organizational changes also included the realignment of the company’s sales operations in Japan from the Snap-on Tools Group to the Commercial & Industrial Group to assist in further penetrating the customer base, particularly industrial buyers, in that region. The company also reallocated certain costs between the operating units as a result of these organizational changes, reflecting value-added activities and contributions related to the particular customer base being served. Prior year segment financial data has been restated to reflect these reportable business segment realignments.

As a result of these changes, Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving automotive service technicians through the worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional automotive-related customers, primarily owners and managers of independent repair shops and OEM dealers, through direct and distributor channels. Financial Services consists of the business operations of Snap-on’s wholly owned finance subsidiaries.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	July 3, 2010		July 4, 2009		Change
External net sales	$217.7	84.2%	$189.7	89.4%	$28.0	14.8%
Intersegment net sales	41.0	15.8%	22.4	10.6%	18.6	83.0%

Segment net sales	258.7	100.0%	212.1	100.0%	46.6	22.0%
Cost of goods sold	(166.1)	-64.2%	(146.7)	-69.2%	(19.4)	-13.2%

Gross profit	92.6	35.8%	65.4	30.8%	27.2	41.6%
Operating expenses	(67.1)	-25.9%	(63.1)	-29.7%	(4.0)	-6.3%

Segment operating earnings	$25.5	9.9%	$2.3	1.1%	$23.2	NM

NM: Not meaningful

Segment net sales of $258.7 million in the second quarter of 2010 increased $46.6 million, or 22.0%, from 2009 levels. Excluding $0.9 million of unfavorable currency translation, organic sales increased $47.5 million, or 22.5%, reflecting higher sales across all operating units, particularly those businesses serving critical industries and emerging markets.

Segment gross profit of $92.6 million in the second quarter of 2010 was up $27.2 million, or 41.6%, from 2009 levels. The $27.2 million increase in year-over-year gross profit is primarily due to the higher sales, $5.2 million of savings from ongoing RCI and restructuring initiatives, $1.8 million of lower restructuring costs and $0.6 million of favorable currency effects. The year-over-year gross profit comparison also benefited from favorable manufacturing utilization, primarily in Europe, as a result of increasing production levels; in the second quarter of 2009, the segment incurred costs to carry excess manufacturing capacity as a result of lower production and inventory reduction efforts. As a result of these factors, gross margin for the second quarter of 2010 improved to 35.8%, up 500 basis points from 30.8% in the second quarter of 2009. Operating expenses of $67.1 million in the second quarter of 2010 were up $4.0 million from 2009 levels primarily due to higher volume-related and other expenses, partially offset by $1.4 million of lower restructuring costs and $0.8 million of benefits from ongoing restructuring initiatives. As a result of these factors, segment operating earnings of $25.5 million in the second quarter of 2010 increased $23.2 million from 2009 levels. As a percentage of segment net sales, operating earnings for the Commercial & Industrial Group increased from 1.1% in 2009 to 9.9% in 2010. The $23.2 million increase in year-over-year operating earnings includes $0.5 million of favorable currency effects.

	Six Months Ended
(Amounts in millions)	July 3, 2010		July 4, 2009		Change
External net sales	$428.7	84.8%	$382.4	88.3%	$46.3	12.1%
Intersegment net sales	77.0	15.2%	50.8	11.7%	26.2	51.6%

Segment net sales	505.7	100.0%	433.2	100.0%	72.5	16.7%
Cost of goods sold	(324.4)	-64.1%	(282.9)	-65.3%	(41.5)	-14.7%

Gross profit	181.3	35.9%	150.3	34.7%	31.0	20.6%
Operating expenses	(130.4)	-25.8%	(128.4)	-29.6%	(2.0)	-1.6%

Segment operating earnings	$50.9	10.1%	$21.9	5.1%	$29.0	132.4%

Segment net sales of $505.7 million in the first six months of 2010 increased $72.5 million, or 16.7%, from 2009 levels. Excluding $8.0 million of favorable currency translation, organic sales increased $64.5 million, or 14.6%, reflecting higher sales to customers in critical industries, continued higher sales in emerging growth markets, increased sales in the segment’s European-based tools business, and higher sales of power and specialty tools.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment gross profit of $181.3 million in the first six months of 2010 was up $31.0 million, or 20.6%, from 2009 levels. The $31.0 million increase in year-over-year gross profit is primarily due to the higher sales, $8.7 million of savings from ongoing RCI and other cost reduction activities, including benefits from restructuring and cost containment actions, $2.0 million of favorable currency effects and $1.1 million of lower restructuring costs. The year-over-year gross profit comparison also benefited from favorable manufacturing utilization, primarily in Europe, as a result of increasing production levels; in the first six months of 2009, the segment incurred costs to carry excess manufacturing capacity as a result of lower production and inventory reduction efforts. As a result of these factors, gross margin of 35.9% for the first six months of 2010 improved 120 basis points from 34.7% for the first six months of 2009. Operating expenses of $130.4 million in the first six months of 2010 were up $2.0 million from 2009 levels primarily due to higher volume-related and other expenses and $2.7 million of unfavorable currency effects. These increases were partially offset by $3.9 million of savings from ongoing restructuring and other cost reduction and cost containment initiatives, and $2.1 million of lower restructuring costs. As a result of these factors, segment operating earnings of $50.9 million in the first six months of 2010 increased $29.0 million from 2009 levels. As a percentage of segment net sales, operating earnings for the Commercial & Industrial Group increased from 5.1% in 2009 to 10.1% in 2010. The $29.0 million increase in year-over-year operating earnings includes $0.7 million of unfavorable currency effects.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	July 3, 2010		July 4, 2009		Change
Segment net sales	$264.5	100.0%	$242.6	100.0%	$21.9	9.0%
Cost of goods sold	(149.0)	-56.3%	(141.5)	-58.3%	(7.5)	-5.3%

Gross profit	115.5	43.7%	101.1	41.7%	14.4	14.2%
Operating expenses	(82.5)	-31.2%	(75.6)	-31.2%	(6.9)	-9.1%

Segment operating earnings	$33.0	12.5%	$25.5	10.5%	$7.5	29.4%

Segment net sales of $264.5 million in the second quarter of 2010 increased $21.9 million, or 9.0%, from 2009 levels. Excluding $2.8 million of favorable currency translation, organic sales increased 7.8% year over year, including a 9.3% sales increase in the United States. As of July 3, 2010, van count in the United States was unchanged from first quarter 2010 levels and up slightly compared with June 2009 levels.

Segment gross profit of $115.5 million in the second quarter of 2010 increased $14.4 million, or 14.2%, from 2009 levels. The $14.4 million increase in year-over-year gross profit primarily reflects the effect of higher sales and benefits from favorable manufacturing utilization as a result of increasing U.S. production levels, and $4.9 million of favorable currency effects. As a percentage of sales, gross margin of 43.7% improved 200 basis points from 41.7% in 2009. Operating expenses of $82.5 million in the second quarter of 2010 increased $6.9 million from 2009 levels primarily due to higher volume-related and other expenses, $1.3 million of increased stock-based expense related to the franchisee stock purchase plan and $0.7 million of unfavorable currency effects. These increases to operating expenses were partially offset by $0.4 million of lower restructuring costs. As a result of these factors, segment operating earnings of $33.0 million in the second quarter of 2010 increased $7.5 million from 2009 levels and, as a percentage of segment net sales, improved from 10.5% in 2009 to 12.5% in 2010. The $7.5 million increase in year-over-year operating earnings includes $4.2 million of favorable currency effects.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

	Six Months Ended
(Amounts in millions)	July 3, 2010		July 4, 2009		Change
Segment net sales	$513.0	100.0%	$469.7	100.0%	$43.3	9.2%
Cost of goods sold	(292.3)	-57.0%	(274.0)	-58.3%	(18.3)	-6.7%

Gross profit	220.7	43.0%	195.7	41.7%	25.0	12.8%
Operating expenses	(160.7)	-31.3%	(150.1)	-32.0%	(10.6)	-7.1%

Segment operating earnings	$60.0	11.7%	$45.6	9.7%	$14.4	31.6%

Segment net sales of $513.0 million in the first six months of 2010 increased $43.3 million, or 9.2%, from 2009 levels. Excluding $12.9 million of favorable currency translation, organic sales increased 6.3% year over year. Sales in the United States increased 6.9% year over year and organic sales in the company’s international franchise operations increased 4.6% year over year. As of July 3, 2010, van count in the United States was unchanged from first quarter 2010 levels and up slightly compared with June 2009 levels.

Segment gross profit of $220.7 million in the first six months of 2010 increased $25.0 million, or 12.8%, from 2009 levels. The $25.0 million increase primarily reflects the effect of higher sales and favorable manufacturing utilization, $12.3 million of favorable currency effects and $1.7 million of savings from ongoing restructuring initiatives. These increases were partially offset by the effects of inventory write-offs, lower gross profit from the sale of slow-moving and excess inventories and $1.5 million of material cost increases. The year-over-year gross profit comparison was also impacted by $2.4 million of lower warranty expense in the first six months of 2009 due to favorable historic warranty trend rates. As a percentage of sales, gross margin of 43.0% improved 130 basis points from 41.7% in 2009. Operating expenses of $160.7 million in the first six months of 2010 increased $10.6 million from 2009 levels primarily due to higher volume-related and other expenses, $3.1 million of unfavorable currency effects and $1.3 million of higher stock-based expense related to the franchisee stock purchase plan. These increases were partially offset by $1.4 million of savings from ongoing cost reduction and cost containment initiatives and $0.2 million of lower restructuring costs. As a result of these factors, segment operating earnings of $60.0 million in the first six months of 2010 increased $14.4 million from 2009 levels and, as a percentage of segment net sales, improved from 9.7% in 2009 to 11.7% in 2010. The $14.4 million increase in year-over-year operating earnings includes $9.2 million of favorable currency effects

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	July 3, 2010		July 4, 2009		Change
External net sales	$165.4	80.3%	$157.7	79.6%	$7.7	4.9%
Intersegment net sales	40.5	19.7%	40.3	20.4%	0.2	0.5%

Segment net sales	205.9	100.0%	198.0	100.0%	7.9	4.0%
Cost of goods sold	(110.2)	-53.5%	(110.5)	-55.8%	0.3	0.3%

Gross profit	95.7	46.5%	87.5	44.2%	8.2	9.4%
Operating expenses	(55.7)	-27.1%	(54.6)	-27.6%	(1.1)	-2.0%

Segment operating earnings	$40.0	19.4%	$32.9	16.6%	$7.1	21.6%

Segment net sales of $205.9 million in the second quarter of 2010 increased $7.9 million, or 4.0%, from 2009 levels. Excluding $1.4 million of unfavorable currency translation, organic sales increased 4.7% year over year primarily due to higher worldwide sales of equipment and increased essential tool and facilitation program sales, partially offset by anticipated lower electronic parts catalog sales in North America as a result of OEM dealership consolidations.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Segment gross profit of $95.7 million in the second quarter of 2010 increased $8.2 million, or 9.4%, from 2009 levels. As a percentage of sales, gross margin improved 230 basis points from 44.2% in the second quarter of 2009 to 46.5% in the second quarter of 2010. The $8.2 million increase in gross profit primarily reflects the effect of higher sales, $1.6 million of benefits from ongoing RCI and restructuring initiatives and $1.1 million of lower restructuring costs. Operating expenses of $55.7 million in the second quarter of 2010 increased $1.1 million from 2009 levels as increased product development, volume-related and other expenses were partially offset by $1.7 million of savings from ongoing RCI, restructuring and other cost reduction initiatives, $1.0 million of lower bad debt expense and $0.7 million of lower restructuring costs. As a result of these factors, segment operating earnings of $40.0 million in the second quarter of 2010 increased $7.1 million from $32.9 million in 2009, and improved as a percentage of segment net sales to 19.4% in 2010 as compared to 16.6% in 2009. The $7.1 million increase in year-over-year operating earnings did not include any currency effects.

	Six Months Ended
(Amounts in millions)	July 3, 2010		July 4, 2009		Change
External net sales	$327.5	80.3%	$310.5	80.6%	$17.0	5.5%
Intersegment net sales	80.5	19.7%	74.6	19.4%	5.9	7.9%

Segment net sales	408.0	100.0%	385.1	100.0%	22.9	5.9%
Cost of goods sold	(218.6)	-53.6%	(218.4)	-56.7%	(0.2)	-0.1%

Gross profit	189.4	46.4%	166.7	43.3%	22.7	13.6%
Operating expenses	(112.4)	-27.5%	(110.1)	-28.6%	(2.3)	-2.1%

Segment operating earnings	$77.0	18.9%	$56.6	14.7%	$20.4	36.0%

Segment net sales of $408.0 million in the first six months of 2010 increased $22.9 million, or 5.9%, from 2009 levels. Excluding $4.3 million of favorable currency translation, organic sales increased 4.8% year over year primarily due to higher sales of equipment, increased essential tool and facilitation program sales, and higher sales of information and diagnostics products, partially offset by anticipated lower electronic parts catalog sales in North America as a result of OEM dealership consolidations.

Segment gross profit of $189.4 million in the first six months of 2010 increased $22.7 million, or 13.6%, from 2009 levels. As a percentage of sales, gross margin improved 310 basis points from 43.3% in 2009 to 46.4% in 2010. The $22.7 million increase in gross profit primarily reflects the effect of higher sales, $3.6 million of benefits from ongoing RCI, restructuring and other cost reduction and cost containment initiatives, $2.9 million of savings from material cost reductions, $1.9 million of favorable currency effects and $0.6 million of lower restructuring costs. The gross profit comparison also benefited from favorable year-over-year manufacturing utilization as a result of increasing production levels. Operating expenses of $112.4 million in the first six months of 2010 increased $2.3 million from 2009 levels as increased product development and other expenses, $1.4 million of unfavorable currency effects and $0.4 million of higher restructuring costs were partially offset by $3.6 million of savings from ongoing RCI, restructuring and other cost reduction and cost containment initiatives and $1.1 million of lower bad debt expense. As a result of these factors, segment operating earnings of $77.0 million in the first six months of 2010 increased $20.4 million, or 36.0%, from $56.6 million in 2009, and improved as a percentage of segment net sales to 18.9% in 2010 as compared to 14.7% in 2009. The $20.4 million increase in year-over-year operating earnings includes $0.5 million of favorable currency effects.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Financial Services

	Three Months Ended
(Amounts in millions)	July 3, 2010		July 4, 2009		Change
Financial services revenue	$13.9	100.0%	$25.6	100.0%	$(11.7)	-45.7%
Financial services expenses	(12.2)	-87.8%	(9.0)	-35.2%	(3.2)	-35.6%

Segment operating earnings	$1.7	12.2%	$16.6	64.8%	$(14.9)	-89.8%

Segment operating earnings were $1.7 million on $13.9 million of revenue in the second quarter of 2010, as compared with $16.6 million of operating earnings on $25.6 million of revenue in the second quarter of 2009. Since the July 16, 2009 termination of the financial services joint venture agreement with CIT, Snap-on is providing financing for the majority of new loans originated by SOC and SOC is recording the interest yield on the new on-book receivables over the life of the contracts as financial services revenue. Previously, SOC sold substantially all new contract originations to CIT and recorded gains on the sale of the contracts as financial services revenue. The change from recognizing gains on contract sales to CIT, to recognizing the interest yield on the on-book receivables, was a primary factor in the year-over-year declines in both revenues and operating earnings. Originations of $136.7 million in the second quarter of 2010 increased $2.7 million, or 2.0%, from prior-year levels. See Notes 1, 2 and 3 to the Condensed Consolidated Financial Statements for further information on SOC.

	Six Months Ended
(Amounts in millions)	July 3, 2010		July 4, 2009		Change
Financial services revenue	$23.6	100.0%	$45.6	100.0%	$(22.0)	-48.2%
Financial services expenses	(23.6)	-100.0%	(19.0)	-41.7%	(4.6)	-24.2%

Segment operating earnings	$–	–	$26.6	58.3%	$(26.6)	-100.0%

Segment operating earnings were zero on $23.6 million of revenue in the first six months of 2010, as compared with $26.6 million of operating earnings on revenue of $45.6 million in 2009. Originations of $253.9 million in the first six months of 2010 increased 6.1% as compared to $239.2 million in the first six months of 2009.

Corporate

Snap-on’s general corporate expenses of $19.5 million in the second quarter of 2010 increased $12.5 million from $7.0 million in the second quarter of 2009 primarily due to an increase in long-term and current year performance-based incentive compensation expense as a result of the company’s improved year-over-year operating performance, higher stock-based expense and $3.1 million of higher pension expense, largely due to lower than projected asset returns in previous years related to the U.S. pension plan.

Snap-on’s general corporate expenses of $37.2 million in the first six months of 2010 increased $21.1 million from $16.1 million in the first six months of 2009 primarily due to an increase in long-term and current year performance-based incentive compensation expense as a result of the company’s improved year-over-year operating performance, higher stock-based expense and $8.1 million of higher pension expense, largely due to lower than projected asset returns in previous years related to the U.S. pension plan.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Supplemental Consolidating Data – The supplemental Condensed Statements of Earnings information for the three month periods ended July 3, 2010, and July 4, 2009, is as follows:

	Operations*		Financial Services
	July 3,	July 4,	July 3,	July 4,
(Amounts in millions)	2010	2009	2010	2009
Net sales	$647.6	$590.0	$–	$–
Cost of goods sold	(343.8)	(336.0)	–	–

Gross profit	303.8	254.0	–	–
Operating expenses	(224.8)	(200.3)	–	–

Operating earnings before financial services	79.0	53.7	–	–

Financial services revenue	–	–	13.9	25.6
Financial services expenses	–	–	(12.2)	(9.0)

Operating earnings from financial services	–	–	1.7	16.6

Operating earnings	79.0	53.7	1.7	16.6
Interest expense	(13.2)	(11.6)	–	–
Intersegment interest income (expense) – net	5.9	–	(5.9)	–
Other income (expense) – net	(0.9)	1.1	0.1	–

Earnings (loss) before income taxes and equity earnings (loss)	70.8	43.2	(4.1)	16.6
Income tax (expense) benefit	(21.9)	(12.7)	1.6	(4.9)

Earnings (loss) before equity earnings (loss)	48.9	30.5	(2.5)	11.7
Financial services – net earnings (loss) attributable to Snap-on Inc.	(2.5)	8.5	–	–
Equity earnings (loss), net of tax	0.5	(0.2)	–	–

Net earnings (loss)	46.9	38.8	(2.5)	11.7
Net earnings attributable to noncontrolling interests	(1.6)	(1.4)	–	(3.2)

Net earnings (loss) attributable to Snap-on Inc.	$45.3	$37.4	$(2.5)	$8.5

*	Snap-on Inc. with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – The supplemental Condensed Statements of Earnings information for the six month periods ended July 3, 2010, and July 4, 2009, is as follows:

	Operations*		Financial Services
	July 3,	July 4,	July 3,	July 4,
(Amounts in millions)	2010	2009	2010	2009
Net sales	$1,269.2	$1,162.6	$–	$–
Cost of goods sold	(677.8)	(649.9)	–	–

Gross profit	591.4	512.7	–	–
Operating expenses	(440.7)	(404.7)	–	–

Operating earnings before financial services	150.7	108.0	–	–

Financial services revenue	–	–	23.6	45.6
Financial services expenses	–	–	(23.6)	(19.0)

Operating earnings from financial services	–	–	–	26.6

Operating earnings	150.7	108.0	–	26.6
Interest expense	(27.2)	(20.2)	–	–
Intersegment interest income (expense) – net	9.6	(0.1)	(9.6)	0.1
Other income (expense) – net	(0.6)	0.9	0.1	(0.1)

Earnings (loss) before income taxes and equity earnings (loss)	132.5	88.6	(9.5)	26.6
Income tax benefit (expense)	(43.3)	(27.9)	4.0	(8.0)

Earnings (loss) before equity earnings (loss)	89.2	60.7	(5.5)	18.6
Financial services – net earnings (loss) attributable to Snap-on Inc.	(5.5)	14.0	–	–
Equity earnings (loss), net of tax	1.2	(0.1)	–	–

Net earnings (loss)	84.9	74.6	(5.5)	18.6
Net earnings attributable to noncontrolling interests	(2.8)	(2.4)	–	(4.6)

Net earnings (loss) attributable to Snap-on Inc.	$82.1	$72.2	$(5.5)	$14.0

*	Snap-on Inc. with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – The supplemental Condensed Balance Sheet information as of July 3, 2010, and January 2, 2010, is as follows:

	Operations*		Financial Services
(Amounts in millions)	July 3, 2010	January 2, 2010	July 3, 2010	January 2, 2010
ASSETS
Current assets
Cash and cash equivalents	$320.5	$577.1	$110.3	$122.3
Intersegment receivables	6.2	4.8	–	0.1
Trade and other accounts receivable – net	401.3	411.5	6.2	2.9
Contract receivables – net	7.8	7.4	27.8	25.5
Finance receivables – net	–	–	169.1	122.3
Inventories – net	296.5	274.7	–	–
Deferred income tax assets	70.7	69.3	3.5	0.2
Prepaid expenses and other assets	69.9	60.1	4.0	2.8

Total current assets	1,172.9	1,404.9	320.9	276.1

Property and equipment – net	323.0	346.4	1.2	1.4
Investment in Financial Services	106.6	205.6	–	–
Deferred income tax assets	80.7	73.6	11.4	14.6
Long-term contract receivables – net	9.6	10.9	81.6	59.8
Long-term finance receivables – net	–	–	278.6	177.9
Goodwill	773.1	814.3	–	–
Other intangibles – net	195.0	206.2	–	–
Other assets	73.1	65.2	0.7	1.0

Total assets	$2,734.0	$3,127.1	$694.4	$530.8

* Snap-on Inc. with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – Condensed Balance Sheet Information (continued):

	Operations*		Financial Services
(Amounts in millions)	July 3, 2010	January 2, 2010	July 3, 2010	January 2, 2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$13.6	$164.7	$–	$–
Accounts payable	127.7	119.3	0.8	0.5
Intersegment payables	–	4.2	6.2	0.7
Accrued benefits	41.0	48.4	–	0.3
Accrued compensation	62.9	61.6	1.8	3.2
Franchisee deposits	35.4	40.5	–	–
Other accrued liabilities	231.3	215.7	134.2	85.7

Total current liabilities	511.9	654.4	143.0	90.4

Long-term debt and intersegment long-term debt	479.2	674.8	430.6	227.3
Deferred income tax liabilities	87.8	97.8	0.1	–
Retiree health care benefits	58.8	60.7	–	–
Pension liabilities	262.3	255.9	–	–
Other long-term liabilities	69.7	77.9	14.1	7.5

Total liabilities	1,469.7	1,821.5	587.8	325.2

Total shareholders’ equity attributable to Snap-on Inc.	1,248.7	1,290.0	106.6	205.6
Noncontrolling interests	15.6	15.6	–	–

Total shareholders’ equity	1,264.3	1,305.6	106.6	205.6

Total liabilities and shareholders’ equity	$2,734.0	$3,127.1	$694.4	$530.8

*	Snap-on Inc. with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for working capital, loans originated by SOC, scheduled debt repayments, capital expenditures, restructuring activities, acquisitions, funding of pension plans, common stock repurchases and dividend payments. Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost. As of the close of business on July 27, 2010, Snap-on’s long-term debt and commercial paper was rated Baa1 and P-2 by Moody’s Investors Service and A- and A-2 by Standard & Poor’s. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions. In light of the current state of the credit and financial markets and the company’s borrowing levels, however, the company cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.

As of July 3, 2010, working capital (defined as current assets less current liabilities) of $839.7 million decreased $96.5 million from $936.2 million as of January 2, 2010.

The following represents the company’s working capital position as of July 3, 2010, and January 2, 2010:

	July 3,	January 2,
(Amounts in millions)	2010	2010
Cash and cash equivalents	$430.8	$699.4
Trade and other accounts receivable – net	407.5	414.4
Contract receivables – net	35.6	32.9
Finance receivables – net	169.1	122.3
Inventories – net	296.5	274.7
Other current assets	146.6	132.4

Total current assets	1,486.1	1,676.1

Notes payable and current maturities of long-term debt	(13.6)	(164.7)
Accounts payable	(128.5)	(119.8)
Other current liabilities	(504.3)	(455.4)

Total current liabilities	(646.4)	(739.9)

Total working capital	$839.7	$936.2

Cash and cash equivalents as of July 3, 2010, totaled $430.8 million as compared to $699.4 million as of January 2, 2010. The $268.6 million decrease in cash and cash equivalents is primarily due to the January 2010 repayment of $150 million of floating rate debt upon its maturity and the funding of new loans originated by SOC.

Trade and other accounts receivable – net at July 3, 2010, of $407.5 million decreased $6.9 million from 2009 year-end levels. Excluding $18.6 million of currency translation impacts, trade and other accounts receivable – net increased $11.7 million from 2009 levels primarily due to higher sales. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) improved to 59 days at July 3, 2010, as compared to 63 days at January 2, 2010.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

The current portions of net contract and finance receivables at July 3, 2010, totaled $204.7 million as compared to $155.2 million at 2009 year end. The long-term portions of net contract and finance receivables at July 3, 2010, totaled $369.8 million as compared to $248.6 million at 2009 year end. The combined $170.7 million increase in net current and long-term contract and finance receivables as compared to year-end 2009 levels is primarily due to the growth of the company’s on-balance-sheet finance portfolio following the July 16, 2009 termination of the financial services joint venture agreement with CIT. Since July 16, 2009, Snap-on is providing financing for the majority of new contract and finance receivables originated by SOC and the related receivables are included on the company’s balance sheet; previously, SOC sold substantially all new contract originations to CIT.

Inventories at the end of the second quarter of 2010 of $296.5 million increased $21.8 million from year-end 2009 levels primarily due to increased production levels as a result of higher customer demand. Excluding $14.4 million of currency translation impacts, inventories increased $36.2 million from 2009 year-end levels. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) improved to 4.4 turns at July 3, 2010, as compared to 4.1 turns at January 2, 2010. Inventories accounted for using the first-in, first-out (“FIFO”) method as of July 3, 2010, and January 2, 2010, approximated 63% and 66% of total inventories, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $68.4 million at both July 3, 2010, and January 2, 2010.

Notes payable and current maturities of long-term debt of $13.6 million as of July 3, 2010, declined $151.1 million from 2009 year end primarily due to the January 12, 2010 repayment of $150 million of floating rate debt upon its maturity.

Accounts payable at July 3, 2010, of $128.5 million increased $8.7 million from 2009 levels; excluding $5.5 million of currency translation impacts, accounts payable increased $14.2 million from year-end 2009 levels.

Other accrued liabilities of $363.2 million and $301.4 million at July 3, 2010, and January 2, 2010, respectively, included $107.8 million and $81.5 million, respectively, of amounts withheld from payments made to CIT relating to ongoing business activities. On January 8, 2010, Snap-on filed a notice of arbitration concerning a dispute with CIT relating to various underpayments made during the course of their financial services joint venture, in which Snap-on has alleged damages of approximately $115 million. As a result of the dispute, Snap-on has withheld certain amounts (totaling $107.8 million as of July 3, 2010, and $81.5 million at January 2, 2010) from payments made to CIT relating to ongoing business activities. On January 29, 2010, CIT filed its response denying Snap-on’s claim and asserting certain claims against Snap-on for other matters relating to the joint venture. CIT’s claims allege damages in excess of $110 million, the majority of which relates to returning the amounts withheld by Snap-on. At this early stage, no determination can be made as to the likely outcome of this dispute. See Note 14 to the Condensed Consolidated Financial Statements.

Long-term debt of $909.8 million at July 3, 2010, included (i) $200 million of unsecured 6.25% notes that mature in August 2011; (ii) $100 million of unsecured 5.85% notes that mature in 2014; (iii) $150 million of unsecured 5.50% notes that mature in 2017; (iv) $200 million of unsecured 6.70% notes that mature in 2019; (v) $250 million of unsecured 6.125% notes that mature in 2021; and (vi) $9.8 million of other long-term debt.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012; at July 3, 2010, no amounts were outstanding under this revolving credit facility. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. At July 3, 2010, the company’s actual ratios of 0.43 and 2.66, respectively, were both within the permitted ranges set forth in this financial covenant.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit as of July 3, 2010, which consisted of two $10 million lines of credit that expire on August 29, 2010, and July 26, 2011, respectively. As of the filing date of this Form 10-Q, Snap-on plans to renew the August 29, 2010 bank line of credit in the third quarter of 2010.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility discussed above, Snap-on’s debt agreements and credit facilities also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. At July 3, 2010, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

Snap-on believes that it has sufficient available cash and committed and uncommitted lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facilities and committed lines of credit. If the need were to arise, Snap-on believes that it could access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, in the future, may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include the funding of new loans originated by SOC, the possible resolution of the related dispute with CIT, capital expenditures and restructuring activities, payments of dividends and interest, and funding for share repurchases, if any. Snap-on also expects to make contributions of $9.0 million to its foreign pension plans and $1.5 million to its domestic pension plans in 2010. Snap-on funds its pension plans as required by governmental regulation. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2010, and future pension contributions could increase.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, securitizations and/or additional fixed-term debt.

For full year 2010, Snap-on estimates the incremental cash requirements for SOC will approximate $300 million. Snap-on believes, based on current market conditions, that it has adequate financial resources to provide for the financing needs of SOC including available cash on hand, and cash flow provided from operating activities and available credit facilities, including access to public debt markets.

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flow.

Operating Activities

Net cash provided by operating activities was $65.9 million in the first six months of 2010 and $170.3 million in the first six months of 2009. The $104.4 million year-over-year decrease in net cash provided by operating activities in 2010 was primarily due to higher levels of working capital required to support the increased sales volumes. As of July 3, 2010, and January 2, 2010, “Other accrued liabilities” on the accompanying Condensed Consolidated Balance Sheets included $107.8 million and $81.5 million, respectively, of amounts withheld from CIT relating to ongoing business activities. The $26.3 million increase in other accrued liabilities relating to CIT included $20.6 million associated with refinancings that are not included in net cash provided by operating activities. See Note 14 to the Condensed Consolidated Financial Statements for further information.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Following the July 16, 2009 acquisition of CIT’s ownership interest in SOC, Snap-on began presenting “Provisions for losses on finance receivables” on the Condensed Consolidated Statements of Cash Flow as part of “Net cash provided by operating activities.” The non-cash provision for loan losses on finance receivables totaled $8.0 million in the first six months of 2010. For financial statement periods ending prior to July 16, 2009, the provisions for loan losses on finance receivables, which primarily related to the company’s international finance subsidiaries, were included in “(Increase) decrease in contract receivables;” prior period amounts were not restated as the amounts were not significant, individually or in the aggregate, to Snap-on’s Condensed Consolidated Statements of Cash Flow.

Investing Activities

Following the July 16, 2009 acquisition of CIT’s ownership interest in SOC, Snap-on began presenting “Additions to finance receivables” and “Collections of finance receivables” on the Condensed Consolidated Statements of Cash Flow as part of “Net cash used by investing activities.” Finance receivables are comprised of extended-term installment loans to technicians (i.e. franchisees’ customers) to enable them to purchase tools, diagnostics and equipment on an extended-term payment plan, generally with average payment terms of 32 months. In the first six months of 2010, additions to finance receivables totaled $246.3 million and collections of finance receivables totaled $108.3 million. For financial statement periods ending prior to July 16, 2009, the net additions and collections of finance receivables, which primarily related to the company’s international finance subsidiaries, were included in “(Increase) decrease in contract receivables;” prior period amounts were not restated as the amounts were not significant, individually or in the aggregate, to Snap-on’s Condensed Consolidated Statements of Cash Flow.

Capital expenditures of $12.3 million in the first six months of 2010 compared to $33.6 million in the first six months of 2009. The higher level of capital expenditures in the first six months of 2009 included spending to support the construction of a new headquarters and research and development facility for the company’s automotive parts and service information business. Snap-on anticipates full-year 2010 capital expenditures to be approximately $50 million.

On April 6, 2010, Snap-on acquired the remaining 40% interest in Wanda Snap-on, the company’s tool manufacturing operation in Xiaoshan, China, for a purchase price of $7.7 million and $0.1 million of transaction costs. Snap-on acquired a 60% interest in Wanda Snap-on for a cash purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs, on March 5, 2008. The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions. On July 1, 2010, Wanda Snap-on was officially renamed Snap-on Asia Manufacturing (Zhejiang) Co. Ltd. (“Xiaoshan”).

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

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes. As of July 3, 2010, Snap-on had remaining availability to repurchase up to an additional $143.4 million in common stock pursuant to Board authorizations; Snap-on did not repurchase any shares of common stock during the first six months of 2010 or 2009. The purchase of Snap-on

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities will be sufficient to fund the company’s share repurchases, if any, in 2010.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $35.0 million in the first six months of 2010 and $34.4 million in the first six months of 2009. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends in 2010.

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of July 3, 2010.

Critical Accounting Policies and Estimates

Snap-on’s disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the year ended January 2, 2010, have not materially changed since that report was filed.

Outlook

Snap-on incurred $6.3 million of restructuring costs in the first six months of 2010, including $3.1 million in the second quarter, and presently expects that full-year 2010 restructuring costs will approximate $15 million. Snap-on also anticipates continuing with its planned strategic investments, including expansion in emerging growth markets. The company currently anticipates capital expenditures in full-year 2010 to be approximately $50 million, of which $12.3 million was incurred in the first six months of 2010. Snap-on presently expects to incur approximately $16 million of higher year-over-year pension expense in 2010. As a result of the favorable settlement of certain tax audits, the effective income tax rate for full-year 2010 is now expected to approximate 33.7%. Snap-on is encouraged by its financial results for the second quarter and first half of 2010 as well as with trends in certain markets and businesses; however, ongoing challenges remain in the current global economy. As a result, the company intends to continue its efforts of striking a balance between investing in and capturing growth opportunities with the need for cost reduction actions beyond those already implemented.

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

Interest Rate Risk Management: Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities through the use of interest rate swap agreements. See Note 9 to the Condensed Consolidated Financial Statements for information on interest rate risk management.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, at July 3, 2010, was $3.3 million on interest rate-sensitive financial instruments and $0.7 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk: Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Loans that have been granted are typically evaluated through an asset quality review process that closely monitors past due accounts and initiates collection actions when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van loans sold by SOC; at July 3, 2010, $16.1 million of franchisee van loans contain a recourse provision to Snap-on if the loans become more than 90 days past due.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 3, 2010. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of July 3, 2010, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended July 3, 2010, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

There have been no material developments relating to the dispute with CIT discussed in Part I, Item 3 to the company's annual report on Form 10-K for the fiscal year ended January 2, 2010, since the filing of that report.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes. The company also repurchases shares when it believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. As of July 3, 2010, the approximate value of shares that may yet be purchased pursuant to three outstanding Board authorizations is $143.4 million. Snap-on did not make any repurchases of shares of its common stock during the second quarter of fiscal 2010.

The three outstanding Board authorizations are described below:

•

In fiscal 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $48.18, $44.20 and $40.36 per share of common stock as of the end of the fiscal 2010 months ended May 1, 2010, May 29, 2010, and July 3, 2010, respectively.

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

Item 6:	Exhibits

Exhibit 10.1	Snap-on Incorporated Deferred Compensation Plan (as amended through June 11, 2010).*

Exhibit 10.2	Snap-on Incorporated Supplemental Retirement Plan for Officers (as amended through June 11, 2010).*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Includes non-material changes finalized in June 2010.

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended July 3, 2010, and July 4, 2009; (ii) Condensed Consolidated Balance Sheets at July 3, 2010, and January 2, 2010; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended July 3, 2010, and July 4, 2009; (iv) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 3, 2010, and July 4, 2009; (v) Condensed Consolidated Statements of Cash Flow for the six months ended July 3, 2010, and July 4, 2009; and (vi) Notes to Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed “furnished” and not “filed” for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED

Date: July 28, 2010	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

10.1	Snap-on Incorporated Deferred Compensation Plan (as amended through June 11, 2010).*

10.2	Snap-on Incorporated Supplemental Retirement Plan for Officers (as amended through June 11, 2010).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Includes non-material changes finalized in June 2010.

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended July 3, 2010, and July 4, 2009; (ii) Condensed Consolidated Balance Sheets at July 3, 2010, and January 2, 2010; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended July 3, 2010, and July 4, 2009; (iv) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 3, 2010, and July 4, 2009; (v) Condensed Consolidated Statements of Cash Flow for the six months ended July 3, 2010, and July 4, 2009; and (vi) Notes to Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed “furnished” and not “filed” for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.