Form 10-K
period 2011-01-01
SNAP-ON Inc
filed 2011-02-17
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011, or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates (excludes 228,275 shares held by directors and executive officers) computed by reference to the price ($40.36) at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 3, 2010) was $2.3 billion.

The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of February 11, 2011, was 58,284,971 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in Snap-on’s Proxy Statement, which is expected to first be mailed to shareholders on or about March 9, 2011, prepared for the Annual Meeting of Shareholders scheduled for April 28, 2011.

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

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain efficiencies and savings from its Rapid Continuous Improvement and other cost reduction initiatives, including its ability to implement reductions in workforce, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues. These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby enhance their sales and profitability, introduce successful new products, successfully integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the potential need to provide further financing for the loans originated by Snap-on Credit LLC, the effects of litigation challenges and proceedings, including the pending dispute with CIT Group Inc., and external negative factors, including continuing uncertainty in world financial markets, weakness in certain areas of the global economy, uncertainty in the U.S. automotive industry and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, and the impact of energy and raw material supply and pricing, including steel and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, new U.S. health care legislation and reforms), the impacts of non-strategic business and/or product line rationalizations, and the effects on business as a result of new legislation and regulations and other world or local events outside Snap-on’s control, including terrorist disruptions. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

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

Snap-on’s fiscal year ends on the Saturday nearest to December 31. Unless otherwise indicated, references in this document to “fiscal 2010” or “2010” refer to the fiscal year ended January 1, 2011; references to “fiscal 2009” or “2009” refer to the fiscal year ended January 2, 2010; and references to “fiscal 2008” or “2008” refer to the fiscal year ended January 3, 2009. References in this document to 2010, 2009 and 2008 year end refer to January 1, 2011, January 2, 2010, and January 3, 2009, respectively.

2010 ANNUAL REPORT	3

Item 1: Business

Snap-on was incorporated under the laws of the state of Wisconsin in 1920 and reincorporated under the laws of the state of Delaware in 1930. Snap-on is a leading global innovator, manufacturer and marketer of tools, equipment, diagnostics, repair information and systems solutions for professional users performing critical tasks. Products and services include hand and power tools, tool storage, diagnostics software, information and management systems, shop equipment and other solutions for vehicle dealerships and repair centers, as well as customers in industry, government, agriculture, aviation and natural resources. Snap-on also derives income from various financing programs to facilitate the sales of its products.

Snap-on markets its products and brands through multiple distribution sales channels in approximately 130 countries. Snap-on’s largest geographic markets include the United States, the United Kingdom, Canada, Germany, Australia, France, Japan, Spain, Italy, Sweden, the Netherlands, Argentina, China and Brazil. Snap-on also reaches its customers through the company’s franchisee, company-direct, distributor and internet channels. Snap-on originated the mobile van tool distribution channel in the automotive repair market.

In 2010, Snap-on celebrated a significant milestone – the 90th anniversary of its founding. Beginning with the development of the original Snap-on interchangeable socket set in 1920, Snap-on pioneered mobile van tool distribution, where fully stocked vans sell to professional vehicle technicians at their place of business. For many decades, the company was viewed primarily as a tool company selling through vans to vehicle technicians. In recent years, Snap-on has defined its value proposition more broadly, reaching outside the garage. Today, Snap-on delivers a broad array of unique solutions to make work easier for serious professionals performing critical tasks – both within and beyond vehicle repair.

As previously disclosed, Snap-on realigned its management organization and, as a result, its reportable business segments in the second quarter of 2010. This organizational change reflects the company’s efforts to better support the product and service needs of the company’s primary customer segments. These customer segments include: (i) commercial and industrial customers, including professionals in critical industries and emerging markets; (ii) professional technicians who purchase products through the company’s worldwide mobile tool distribution network; and (iii) other professional customers related to vehicle repair, including owners and managers of independent and original equipment manufacturer (“OEM”) dealership service and repair shops. In addition, Snap-on’s Financial Services customer segment offers financing options that include (i) loans to franchisees’ customers and Snap-on’s industrial and other customers for the purchase or lease of tools, equipment and diagnostics products on an extended term payment plan; and (ii) business loans and vehicle leases to franchisees.

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving automotive service technicians through the company’s worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers, primarily owners and managers of independent repair shops and OEM dealership service and repair shops, through direct and distributor channels. Financial Services consists of the business operations of Snap-on Credit LLC (“SOC”), the company’s financial services business in the United States, and Snap-on’s other wholly-owned finance subsidiaries in those international markets where Snap-on has franchise operations. See Note 17 to the Consolidated Financial Statements for information on business segments and foreign operations.

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

4	SNAP-ON INCORPORATED

Snap-on acquired the remaining 40% interest in Wanda Snap-on (Zhejiang) Co., Ltd. (“Wanda Snap-on”), the company’s tool manufacturing operation in Xiaoshan, China, on April 6, 2010, for a cash purchase price of $7.7 million and $0.1 million of transaction costs. Snap-on acquired the initial 60% interest in Wanda Snap-on for a cash purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs, on March 5, 2008. On July 1, 2010, Wanda Snap-on was renamed Snap-on Asia Manufacturing (Zhejiang) Co., Ltd. (“Xiaoshan”). For segment reporting purposes, the results of operations and assets of Xiaoshan, which have been included in Snap-on’s consolidated financial statements since the March 5, 2008 acquisition date, are included in the Commercial & Industrial Group. The Xiaoshan acquisition is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions. Pro forma financial information is not presented as the net effects of the Xiaoshan acquisition were not material to Snap-on’s results of operations or financial position.

Snap-on terminated its financial services operating agreement with CIT Group Inc. (“CIT”) relating to the parties’ SOC financial services joint venture on July 16, 2009, and subsequently purchased, pursuant to the terms of the joint venture agreement, CIT’s 50%-ownership interest in SOC for a cash purchase price of $8.1 million. Since July 16, 2009, Snap-on has been providing financing for the majority of new loans originated by SOC and SOC is recording the interest yield on the new on-book finance portfolio over the life of the contracts as financial services revenue. Following the inception of the financial services operating agreement in 1999, and until July 16, 2009, CIT had been the exclusive purchaser of loans originated by SOC in the United States. Prior to July 16, 2009, SOC sold substantially all new contract originations to CIT and recorded gains on the sale of the contracts as financial services revenue. Since 2004, Snap-on has included the accounts of SOC in its Consolidated Financial Statements, as Snap-on concluded that it was the primary beneficiary of the joint venture arrangement. From 2004 until the July 16, 2009 termination date, CIT’s ownership interest in SOC was reported in the company’s Consolidated Financial Statements as a noncontrolling interest. See Notes 1, 2 and 3 to the Consolidated Financial Statements for further information on SOC.

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

Products and Services

Tools, Diagnostics and Repair Information, and Equipment

Snap-on offers a broad line of products and complementary services that are grouped into three product categories: (i) tools; (ii) diagnostics and repair information; and (iii) equipment. Further product line information is not presented as it is not practicable to do so. The following table shows the consolidated net sales of these product categories for the last three years:

	Net Sales
(Amounts in millions)	2010	2009	2008
Product Category:
Tools	$1,545.1	$1,311.3	$1,694.9
Diagnostics and repair information	563.3	556.5	589.8
Equipment	510.8	494.7	568.6

	$2,619.2	$2,362.5	$2,853.3

2010 ANNUAL REPORT	5

The tools product category includes hand tools, power tools and tool storage products. Hand tools include wrenches, screwdrivers, sockets, pliers, ratchets, saws and cutting tools, pruning tools, torque measuring instruments and other similar products. Power tools include pneumatic (air), hydraulic, cordless (battery) and corded (electric) tools such as impact wrenches, ratchets, chisels, drills, sanders, polishers and similar products. Tool storage includes tool chests, roll cabinets, tool control systems and other similar products. The majority of products are manufactured by Snap-on and, in completing the product offering, other items are purchased from external manufacturers.

The diagnostics and repair information product category includes handheld and PC-based diagnostics products, service and repair information products, diagnostic software solutions, electronic parts catalogs, business management systems, business services, point-of-sale systems, integrated systems for vehicle service shops, OEM purchasing facilitation services, and warranty management systems and analytics to help OEM dealership service and repair shops manage and track performance.

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

Products are marketed under a number of brand names and trademarks, many of which are well known in the vehicle service and industrial markets served. Some of the major trade names and trademarks and the products and services with which they are associated include the following:

Names	Products and Services

Snap-on	Hand tools, power tools, tool storage products, diagnostics, certain equipment and related accessories, mobile tool stores, web sites, electronic parts catalogs, warranty analytics solutions, business management services, OEM specialty tools and equipment development and distribution, and OEM facilitation services

ATI	Aircraft hand tools and machine tools

BAHCO	Saw blades, cutting tools, pruning tools, hand tools, power tools, tool storage and diagnostics

Blackhawk	Collision repair equipment

Blue-Point	Hand tools, power tools, tool storage units, diagnostics, certain equipment and related accessories

Cartec	Safety testing, brake testers, test lane equipment, dynamo-meters, suspension testers, emission testers and other equipment

CDI	Torque tools

Fish and Hook	Hand tools and machine tools

Hofmann	Wheel balancers, lifts, tire changers, wheel aligners, brake testers and test lane equipment

Irimo	Saw blades, cutting tools, hand tools, power tools and tool storage

John Bean	Wheel balancers, lifts, tire changers, wheel aligners, brake testers and test lane equipment

Lindström	Hand tools

Mitchell1	Service information, shop management systems and business services

Nexiq	Diagnostic tools, information and program distributions for fleet and heavy duty equipment

Palmera	Saw blades, cutting tools, hand tools, power tools and tool storage

Sandflex	Hacksaw blades, band saws, saw blades, hole saws and reciprocating saw blades

ShopKey	Repair and service information, shop management systems and business services

Sioux	Power tools

Sun	Diagnostic and service equipment

Williams	Hand tools

6	SNAP-ON INCORPORATED

Financial Services

Snap-on also generates revenue from various financing activities that include (i) loans to franchisees’ customers and the company’s industrial and other customers for the purchase or lease of tools, equipment and diagnostics products on an extended term payment plan; and (ii) business loans and vehicle leases to franchisees. The decision to finance through Snap-on or another financing entity is solely at the customer’s election. When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay including financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.

United States

In the United States, Snap-on offers financing through SOC. Since the July 16, 2009 termination of the financial services operating agreement with CIT, Snap-on has been providing financing for the majority of new contracts originated by SOC. The financing revenue from contracts originated after July 16, 2009, which are owned and serviced by SOC, is recognized by SOC over the life of the contracts, with interest computed on the average daily balances of the underlying contracts.

From 1999 until July 16, 2009, CIT had been the exclusive purchaser of the financing contracts originated by SOC in the United States. Snap-on recorded gains on the sale of the originated contracts as financial services revenue at the time the contracts were sold to CIT. For contracts sold to CIT prior to July 16, 2009, SOC continues to service the contracts for an estimated servicing fee and such revenue is recognized over the contractual term of the loans.

International

Snap-on also offers financing to its franchisees and customer networks through its wholly-owned international finance subsidiaries located in Canada, the United Kingdom, Australia and Puerto Rico. Snap-on’s international finance subsidiaries own and service the loans originated through their financing programs. Financing revenue from these contracts is recognized over the contractual term of the loans, with interest computed on the average daily balances of the underlying contracts.

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

Vehicle Service and Repair Sector

The vehicle service and repair sector has three main customer groups: (i) professional technicians who purchase tools, equipment and diagnostics products for themselves; (ii) other professional customers related to automotive repair, including owners and managers of independent and OEM dealership service and repair shops who purchase tools, equipment and diagnostics products for use by multiple technicians within a service or repair facility; and (iii) OEMs.

Snap-on provides innovative tool, equipment and business solutions, as well as technical sales support and training, to meet technicians’ evolving needs. Snap-on’s franchise van distribution system offers technicians the convenience of purchasing quality tools at their place of business with minimal disruption of their work routine. Snap-on also provides owners and managers of shops, where technicians work, with tools, diagnostics equipment, repair and service information, including electronic parts catalogs and shop management products. Snap-on’s OEM facilitation business provides OEMs with products and services including tools, consulting and facilitation services, which include product procurement, distribution and administrative support to customers for their dealership equipment programs.

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

2010 ANNUAL REPORT	7

Snap-on markets its products globally to a broad cross-section of commercial and industrial customers including maintenance and repair operations; manufacturing and assembly facilities; various government agencies, facilities and operations, including military operations; vocational and technical schools; aerospace and aviation; OEM and service and repair customers; oil and gas developers; mining operations; energy and power generation equipment fabricators and operators; agriculture; infrastructure construction companies; and other customers that require instrumentation, service tools and/or equipment for their products.

The industrial sector for Snap-on has achieved growth in recent years by providing value-added products and services to an increasingly expanding global base of customers in critical industries, particularly those in the market segments of natural resources, aerospace, government and education. Through its experienced and dispersed sales organization, industrial “solutioneers” strive to develop unique and highly valued productivity solutions for customers worldwide that leverage Snap-on’s product, service and development capabilities.

Major challenges in the industrial sector include a highly competitive, cost-conscious environment, and a trend toward customers making many of their tool and equipment purchases through one integrated supplier. Snap-on believes it is a meaningful participant in the market sector for industrial tools and equipment.

Distribution Channels

Snap-on serves customers primarily through the following channels of distribution: (i) the mobile van channel; (ii) company direct sales; (iii) distributors; and (iv) e-commerce. The following discussion summarizes Snap-on’s general approach for each channel, and is not intended to be all-inclusive.

Mobile Van Channel

In the United States, a significant portion of sales to the vehicle service and repair sector are conducted through Snap-on’s mobile franchise van channel. Snap-on’s franchisees primarily serve vehicle service technicians and vehicle service shop owners, generally providing weekly contact at the customer’s place of business. Franchisees’ sales are concentrated in hand and power tools, tool storage products, small diagnostic and shop equipment, and diagnostics and repair information products, which can easily be transported in a van and demonstrated during a brief sales call. Franchisees purchase Snap-on’s products at a discount from suggested list prices and resell them at prices established by the franchisee. U.S. franchisees are provided a list of places of business that serves as the basis of the franchisee’s sales route.

Snap-on also offers an option termed the “Gateway Program” to potential U.S. franchisees that do not meet the franchise qualification requirements. Gateway Program participants have less upfront investment and are provided an initial base level of consigned inventory from Snap-on to assist them in gaining experience and building equity toward the future purchase of a standard franchise. Snap-on also provides certain franchisees the opportunity to add vans to their franchise or to add a limited number of additional franchises. Snap-on charges nominal initial and ongoing monthly franchise fees. Since 1991, written franchise agreements have been entered into with all new U.S. franchisees and most pre-1991 independent franchisees. As of 2010 year end there were 3,159 vans operated by U.S. franchisees (approximately 96%) with written franchise agreements, or individuals employed by such franchisees, as compared with 3,183 vans (approximately 96%) as of 2009 year end.

Snap-on has replicated its U.S. franchise van distribution model in certain other countries including Australia, Canada, Germany, Japan, the United Kingdom, the Netherlands, South Africa, New Zealand, Belgium and Ireland. In many of these markets, as in the United States, purchase decisions are generally made or influenced by professional vehicle service technicians and shop owners and managers.

Through SOC, financing is available to U.S. franchisees, including financing for van and truck leases, working capital loans, and loans to enable new franchisees to fund the purchase of the franchise. Internationally, Snap-on offers financing to its franchisees and customer networks through its wholly-owned international finance subsidiaries. The decision to finance through Snap-on or another financing entity is solely at the customer’s election.

Snap-on supports its franchisees with a field organization of regional offices, franchise performance teams, Diagnostic Sales Developers (“DSDs”), customer care centers and distribution centers. Snap-on also provides sales and business training, and marketing and product promotion programs, as well as customer and franchisee financing programs through SOC and the company’s international finance subsidiaries, all of which are designed to strengthen franchisee sales. In the United States and Canada, the National Franchise Advisory Council and the Snap-on Tools Canadian Franchise Advisory Council, respectively, both of which are composed primarily of franchisees that are elected by franchisees, assist Snap-on in identifying and implementing enhancements to the franchise program.

8	SNAP-ON INCORPORATED

In the United States, franchisees work closely with the DSDs. The DSDs train franchisees on the sale of higher-price-point diagnostics and demonstrate and sell vehicle service shop management and information systems. DSDs work independently and with franchisees to identify and generate sales among vehicle service technicians, shop owners and managers. DSDs are Snap-on employees who are compensated through a combination of base salary and commission; a franchisee receives a brokerage fee from certain sales made by the DSDs to the franchisee’s customers. Most products sold through franchisees and the DSDs are sold under the Snap-on, Blue-Point and Sun brand names.

Snap-on also has a company-owned van program in the United States that is designed to (i) provide another pool of potential franchisees and field organization personnel; (ii) service customers in select new and/or open routes not currently serviced by franchisees; and (iii) allow Snap-on to pilot new sales and promotional ideas prior to introducing them to franchisees. As of 2010 year end, company-owned vans comprised approximately 6% of the total U.S. van population; Snap-on may elect to increase or reduce the number of company-owned vans in the future.

Company Direct Sales

A significant proportion of shop equipment sales in the United States under the John Bean and Blackhawk brands, diagnostic products under the Snap-on brand and information products under the Mitchell1 brand are made by direct and independent sales forces that have responsibility for national and other accounts. As the vehicle service and repair sector consolidates (with more business conducted by national chains and franchised service centers), Snap-on believes these larger organizations can be serviced most effectively by sales people who can demonstrate and sell the full line of equipment and diagnostic products and services. Snap-on also sells these products and services directly to OEMs and their franchised dealers.

Snap-on brand tools and equipment are marketed to industrial and governmental customers in the United States through both industrial sales representatives, who are employees, and independent industrial distributors. In most markets outside the United States, industrial sales are conducted through independent distributors. The sales representatives focus on industrial customers whose main purchase criteria are quality and service. As of 2010 year end, Snap-on had industrial sales representatives in the United States (including Puerto Rico), Australia, Canada, Japan, Mexico and some European, Asian, Latin American and Middle Eastern countries, with the United States representing the majority of Snap-on’s total industrial sales.

Snap-on also sells software, services and solutions to the automotive, power equipment and sports segments. Products and services are marketed to targeted groups, including OEMs and their dealerships and individual repair shops. To effectively reach OEMs, such as General Motors Company, Daimler AG, Ford Motor Company, Chrysler Group LLC, Toyota Motor Corporation, John Deere (Deere & Company), JC Bamford Excavators Ltd. (JCB), and Yamaha Corporation, Snap-on has deployed focused business teams globally.

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

E-commerce

Snap-on’s e-commerce development initiatives allow Snap-on to combine the capabilities of the internet with Snap-on’s existing brand sales and distribution strengths to reach new and under-served customer segments. Snap-on offers current and prospective customers online, around-the-clock access to purchase products through its public internet web site at www.snapon.com. The site features an online catalog containing nearly 15,000 products, including Snap-on hand tools, power tools, tool storage units and diagnostic equipment available to consumers and professionals in the United States, the United Kingdom, Canada and Australia. As of 2010 year end, Snap-on had more than 640,000 registered users, including approximately 46,000 industrial accounts. E-commerce and certain other system enhancement initiatives are designed to improve productivity and further leverage the one-on-one relationships and service Snap-on has with its current and prospective customers. Through business-to-business and business-to-consumer capabilities, Snap-on and its franchisees are enhancing communications with customers on a real-time, 24 hour, 7 day a week basis.

2010 ANNUAL REPORT	9

Competition

Snap-on competes on the basis of its product quality and performance, product line breadth and depth, service, brand awareness and imagery, and technological innovation. While no single company competes with Snap-on across all of its product lines and distribution channels, various companies compete in one or more product categories and/or distribution channels.

Snap-on believes it is a leading manufacturer and distributor of professional tools, diagnostics, equipment, repair software and solutions, offering a broad line of these products to the vehicle service industry. Various competitors target and sell to professional technicians in the automotive service and repair sector through the mobile van channel; Snap-on also competes with companies that sell tools and equipment to automotive technicians through retail stores and online, auto parts supply outlets, and tool supply warehouses/distributorships. Within the power tools category and the industrial sectors, Snap-on has various other competitors, including companies with offerings that also overlap with other areas discussed herein. Major competitors selling diagnostics and shop equipment and information to independent repair shop owners and managers as well as automotive dealerships in the vehicle service and repair sector include both companies that specifically offer products serving this sector, as well as the proprietary electronic parts catalog, diagnostic and information systems of OEMs.

Raw Materials and Purchased Product

Snap-on’s supply of raw materials and purchased components are generally and readily available from numerous suppliers. Snap-on believes it has secured an ample supply of both bar and coil steel for the near future to ensure stable supply to meet material demands. The company does not currently anticipate experiencing any significant impact in 2011 from steel pricing or availability issues.

Patents, Trademarks and Other Intellectual Property

Snap-on vigorously pursues and relies on patent protection to protect its intellectual property and its position in its markets. As of 2010 year end, Snap-on and its subsidiaries held over 770 active and pending patents in the United States and over 1,615 active and pending patents outside of the United States. Sales relating to any single patent did not represent a material portion of Snap-on’s revenues in the last three years.

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

Snap-on strategically licenses the Snap-on brand to carefully selected manufacturing and distribution companies for items such as apparel, work boots, lighting and a variety of other goods, in order to further build equity and market presence for the company’s strongest brand.

10	SNAP-ON INCORPORATED

Environmental

Snap-on is subject to various environmental laws, ordinances, regulations, and other requirements of government authorities in the United States and other nations. At Snap-on, these environmental liabilities are managed through the Snap-on Environmental, Health and Safety Management System (“EH & SMS”), which is applied worldwide. The system is based upon continual improvement and is certified to ISO 14001:2004 and OHSAS 18001:2007, verified through Det Norske Veritas (DNV) Certification, Inc.

Snap-on believes that it complies with applicable environmental control requirements in its operations. Expenditures on environmental matters through EH & SMS have not had, and Snap-on does not for the foreseeable future expect them to have, a material effect upon Snap-on’s capital expenditures, earnings or competitive position.

Employees

At the end of January 2011, Snap-on employed approximately 11,300 people as compared to approximately 11,000 people at the end of January 2010.

Approximately 2,850 employees, or 25% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. Approximately 1,450 employees are covered under agreements expiring in 2011. In recent years, Snap-on has not experienced any significant work slow-downs, stoppages or other labor disruptions.

The number of covered union employees whose contracts expire within the next five years approximates 1,450 employees in 2011; 550 employees in 2012; 400 employees in 2013; and 250 employees in 2014. There are no contracts currently scheduled to expire in 2015.

There can be no assurance that future contracts with Snap-on’s unions will be renegotiated upon terms acceptable to Snap-on.

Working Capital

Most of Snap-on’s businesses are not seasonal and their inventory needs are relatively constant. Since the termination of the financial services operating agreement with CIT on July 16, 2009, Snap-on has been using its working capital to fund, in part, the growth of the on-book receivables originated by SOC. Snap-on did not have a significant backlog of orders at 2010 year end.

Snap-on’s liquidity and capital resources and use of working capital are discussed herein in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of 2010 year end, neither Snap-on nor any of its segments depend on any single customer, small group of customers or government for any material part of its revenues; prior to July 16, 2009, Snap-on’s Financial Services segment depended on CIT for more than 10% of its revenues.

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

We, our franchisees and our customers, may continue to be adversely affected by challenging economic conditions. These conditions may result in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business as well as consumer spending. We, our franchisees and our customers, and the economy as a whole, also may be affected by future world or local events outside our control, such as acts of terrorism, developments in the war on terrorism, conflicts in international situations and natural disasters. These factors may affect our results of operations by reducing our sales, margins and/or net income as a result of a slowdown in customer orders or order cancellations. In addition, political and social turmoil related to international conflicts and terrorist acts may put pressure on economic conditions abroad. Unstable political, social and economic conditions may make it difficult for our franchisees, customers, suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition, results of operations and cash flow could be negatively affected.

2010 ANNUAL REPORT	11

The performance of Snap-on’s mobile van tool distribution business depends on the success of its franchisees.

Approximately 39% of our 2010 revenues were generated by the Snap-on Tools Group, which consists of Snap-on’s business operations serving the worldwide van channel. Except in limited circumstances, each of our mobile tool vans is operated by a franchisee pursuant to a franchise agreement. Snap-on’s success is dependent on its relationships with franchisees, individually and collectively, as they are the primary sales and service link between the company and vehicle service and repair technicians, who are an important class of end users for Snap-on’s products and services. If our franchisees are not successful, or if we do not maintain an effective relationship with our franchisees, the delivery of products, the collection of receivables and/or our relationship with end users could be adversely affected and thereby negatively impact our business, financial condition, results of operations and cash flow.

In addition, if we are unable to maintain effective relationships with franchisees, Snap-on or the franchisees may choose to terminate the relationship, which may result in (i) open routes, in which end-user customers are not provided reliable service; (ii) litigation resulting from termination; (iii) reduced collections or increased write-offs of franchisee receivables owed to Snap-on; and/or (iv) reduced collections or increased write-offs of extended credit contracts and, to a lesser extent, lease contracts that are collected by franchisees on behalf of SOC. As Snap-on has approximately 4,800 franchisees worldwide and most of these franchise relationships are governed by contract, litigation can result from the termination of these relationships.

Raw material and energy price fluctuations and shortages (including steel and various fuel sources) could adversely affect the ability to obtain needed manufacturing materials and could adversely affect our results of operations.

The principal raw material used in the manufacture of our products is steel, which we purchase in competitive, price-sensitive markets. To meet Snap-on’s high quality standards, our steel needs range from specialized alloys, which are available only from a limited group of approved suppliers, to commodity types of alloys. These raw materials have historically exhibited price and demand fluctuations of a cyclical nature. Some of these materials have been, and in the future may be, in short supply, particularly in the event of a general economic recovery. As some steel alloys require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative manufacturer on short notice. Additionally, unexpected price increases for other raw materials could result in higher prices to our customers or an erosion of the margins on our products.

We believe our ability to sell our products is also dependent on the number of vehicles on the road, the number of miles driven and the general aging of vehicles. These factors affect the frequency, type and amount of service and repair performed on vehicles by technicians, and therefore affect the demand for the number of technicians, the prosperity of the technicians and, subsequently, the demand technicians have for our tools, other products and services, and the value technicians place on those products and services. To the extent that the prices of gasoline and other petroleum-based fuels increase, consumers may turn to other methods of transportation, including more frequent use of public transportation. A decrease in the use of privately operated vehicles may lead to fewer repairs and less demand for our products.

We use various energy sources to transport, produce and distribute products, and some of our products have components that are petroleum based. Petroleum and energy prices have periodically increased significantly over short periods of time; further volatility and changes may be caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, world events and changes in governmental programs. Energy price increases raise both our operating costs and the costs of our materials, and we may not be able to increase our prices enough to offset these costs. Higher prices also may reduce the level of future customer orders and our profitability.

Exposure to credit risks of customers and resellers may make it difficult to collect receivables and could adversely affect operating results and financial condition.

Industry and economic conditions have the potential to weaken the financial position of some of our customers. If circumstances surrounding our customers’ financial capabilities were to deteriorate, such receivables write-downs or write-offs would negatively affect our operating results for the period in which they occur and, if large, could have a material adverse effect on our business, financial condition, results of operations and cash flow.

12	SNAP-ON INCORPORATED

Regulatory changes related to financial services operations could adversely affect operating results and financial condition.

Financial services operations of all kinds are subject to increasing regulation. In addition to potentially increasing the costs of doing business, new laws and regulations, or changes to existing laws and regulations, may affect the relationships between creditors and debtors or inhibit the rights of creditors to collect amounts owed to them. For example, if such changes impede our ability to collect amounts that are due to us or limit the rates we can charge, our profitability would suffer.

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

Over the past several years, we have increased our use of borrowed funds, primarily to fund the receivables of SOC and to finance acquisitions. The company’s increased leverage may affect both our availability of additional capital resources in the future, as well as our operations in several ways, including:

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

Our pension plan obligations are affected by changes in market interest rates. Significant fluctuations in market interest rates have added, and may further add, volatility to our pension plan obligations. Declining market interest rates will increase our pension plan obligations. While our plan assets are broadly diversified, there are inherent market risks associated with investments. Our pension plan assets, in the aggregate, incurred a substantial loss in 2008 as a result of market conditions; if adverse market conditions occur, our plan assets could incur additional losses. Since we may need to make additional contributions to address an increase in obligations and/or a loss in plan assets, the combination of declining market interest rates and/or past or future plan asset investment losses could adversely impact our financial position, results of operations and cash flows.

2010 ANNUAL REPORT	13

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

An integral component of our business and profitability is our ability to offer financing alternatives to end-user customers and franchisees. Since the July 16, 2009 termination of our financial services operating agreement with CIT, Snap-on is providing the resources for the majority of this financing at SOC. As a result, we are more dependent upon our ability to obtain capital resources or other financing on terms that we believe are attractive to support SOC’s on-book receivables. The lack of our ability to obtain capital resources or financing, whether resulting from the state of the financial markets, our own operating performance or other factors, would negatively affect our operating results and financial condition. Adverse fluctuations in interest rates and/or our ability to provide competitive financing programs for other reasons could also have an adverse impact on our revenue and profitability.

The steps taken to restructure operations, rationalize operating footprint, lower operating expenses and achieve greater efficiencies in the supply chain could disrupt business.

We have taken steps in the past, and expect to take additional steps in 2011, intended to improve customer service and to drive further efficiencies and reduce costs, some of which could be disruptive to our business. These actions, collectively across our operating groups, are focused on the following:

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

In addition, reductions to headcount and other cost reduction measures may result in the loss of technical expertise that could adversely affect our research and development efforts and ability to meet product development schedules. Efforts to reduce components of expense could result in the recording of charges for inventory and technology-related write-offs, workforce reduction costs or other charges relating to the consolidation or closure of facilities. If we were to incur a substantial charge to further these efforts, our earnings per share would be adversely affected in such period. If we are unable to effectively manage our cost reduction and restructuring efforts, our business, financial condition, results of operations and cash flow could be negatively affected.

14	SNAP-ON INCORPORATED

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

We manufacture a significant portion of the products we sell. Any prolonged disruption in the operations of our existing manufacturing facilities, whether due to technical or labor difficulties, facility consolidation or closure actions, lack of raw material or component availability, destruction of or damage to any facility (as a result of natural disasters, use and storage of hazardous materials or other events), or other reasons, could have a material adverse effect on our business, financial condition, results of operations and cash flow.

The inability to continue to introduce new products that respond to customer needs and achieve market acceptance could result in lower revenues and reduced profitability.

Sales from new products represent a significant portion of our net sales and are expected to continue to represent a significant component of our future net sales. We may not be able to compete effectively unless we continue to enhance existing products or introduce new products to the marketplace in a timely manner. Product improvements and new product introductions require significant financial and other resources including significant planning, design, development, and testing at the technological, product and manufacturing process levels. Our competitors’ new products may beat our products to market, be more effective with more features, be less expensive than our products, and/or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs and research and development.

The effects of brand rationalization, dealership closures and/or other difficulties in the automotive industry could impact our business and operating results.

Some of our business units have substantial interrelationships with the automotive industry. Weakness in the automotive industry has, in recent years, resulted in the bankruptcy of certain automobile manufacturers, as well as suppliers and dealers who are dependent upon them, discontinuance of auto brands and other significant changes in the industry. The ongoing effects of these changes cannot yet be fully determined; however, they have resulted in a reduction in the number of automobile dealerships. Additionally, weakness of companies in the automotive industry could affect their levels of purchases from us and the collectability of amounts owed to us. Even though we believe that our products and services enhance productivity, a reduction in the number of automotive manufacturers and/or dealers, or their capital expenditures, could substantially affect our sales. Any of those factors could negatively affect our business, financial condition, results of operations and cash flow.

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

2010 ANNUAL REPORT	15

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

New legislation and regulations may affect our business and results of operations.

There has recently been an increase in legislative and regulatory activity, particularly in the United States, that could significantly impact our business and the economy as a whole. For example, the Affordable Care Act (“Act”), which was enacted in March 2010 and will be phased in over the next several years, significantly affects the provision of both health care services and benefits in the United States; this Act may impact our cost of providing our employees and retirees with health insurance and/or benefits and may also impact various other aspects of our business. Also, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may affect, among other matters, our financial services businesses by requiring changes in the way in which we provide credit or by otherwise increasing the expenses of that operation, as well as the costs related to corporate governance, disclosures and general securities law compliance.

These developments, and other potential future legislation and regulations, may also adversely affect the customers to which, and the markets into which, we sell our products, and increase our costs and otherwise negatively affect our business, financial condition or results of operations, including in ways that cannot yet be foreseen.

Legal disputes could adversely affect our business, financial condition, results of operations and cash flow.

From time to time we are subject to legal disputes that are being litigated and/or settled in the ordinary course of business. As described more fully below in “Part I, Item 3: Legal Proceedings,” Snap-on has a dispute pending in arbitration with CIT in which both parties make claims relating to matters that occurred during the course of their financial services joint venture. That dispute, and any other dispute or future lawsuit, could result in the diversion of management’s time and attention away from business operations. Additionally, negative developments with respect to legal disputes and the costs incurred in defending ourselves could have an adverse impact on us. Adverse outcomes or settlements could also require us to pay damages, potentially in excess of amounts reserved, or incur liability for other remedies that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

16	SNAP-ON INCORPORATED

We are required to perform impairment tests on our goodwill and other intangibles annually or at any time when events occur that could impact the value of our business segments. Our determination of whether impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key customers, including large customers associated with the automotive industry, and/or changes in technology or markets, could require a provision for impairment in a future period that could substantially impact our reported earnings and reduce our consolidated net worth and shareholders’ equity. Should the economic environment in these markets deteriorate, our results of operations and financial position could be materially impacted, including as a result of the effects of potential impairment write-downs of goodwill and/or other intangible assets related to these businesses.

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

The reporting currency for Snap-on’s consolidated financial statements is the U.S. dollar. Certain of the company’s assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar. In preparing Snap-on’s Consolidated Financial Statements, those assets, liabilities, expenses and revenues are translated into U.S. dollars at applicable exchange rates. Increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the U.S. dollar value of those items as reflected in Snap-on’s Consolidated Financial Statements. Substantial fluctuations in the value of the U.S. dollar could have a significant impact on the company’s financial condition and results of operations.

Approximately 41% of our revenues in 2010 were generated outside of the United States. Future growth rates and success of our business depends in large part on continued growth in our non-U.S. operations, including growth in emerging markets. Numerous risks and uncertainties affect our non-U.S. operations. These risks and uncertainties include political, economic and social instability, such as acts of war, civil disturbance or acts of terrorism, local labor conditions, changes in government policies and regulations, including imposition or increases in withholding and other taxes on remittances and other payments by international subsidiaries, transportation delays or interruptions and difficulties in enforcement of contract and intellectual property rights. Should the economic environment in our non-U.S. markets deteriorate from current levels, including as a result of the effects of potential impairment write-downs of goodwill and/or other intangible assets related to these businesses, our results of operations and financial position could be materially impacted.

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

Certain of our operations are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of hazardous wastes. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices. Legislation has been proposed, and governmental regulatory action has been both proposed and taken, that may significantly impact environmental compliance in the United States; these actions could increase our costs of production by raising the cost of energy as well as by further restricting emissions or other processes that we currently use in our operations. We cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates.

2010 ANNUAL REPORT	17

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Snap-on maintains leased and owned manufacturing, warehouse, distribution, research and development and office facilities throughout the world. Snap-on believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand. Snap-on’s facilities in the United States occupy approximately 3.5 million square feet, of which 77% is owned, including its corporate and general office facility located in Kenosha, Wisconsin. Snap-on’s facilities outside the United States occupy approximately 3.9 million square feet, of which approximately 72% is owned. Certain Snap-on facilities are leased through operating and capital lease agreements. See Note 15 to the Consolidated Financial Statements for information on the company’s operating and capital leases. Snap-on management continually monitors the company’s capacity needs and makes adjustments as dictated by market and other conditions.

18	SNAP-ON INCORPORATED

The following table provides information about each of Snap-on’s principal manufacturing locations and distribution centers (exceeding 50,000 square feet) as of 2010 year end:

Location	Type of Property	Owned/Leased	Segment*
U.S. Locations:
Elkmont, Alabama	Manufacturing	Owned	SOT
Conway, Arkansas	Manufacturing	Owned	RS&I
City of Industry, California	Manufacturing	Leased	C&I
Poway, California	Manufacturing and distribution	Leased	RS&I
San Jose, California	Manufacturing	Leased	RS&I
Columbus, Georgia	Distribution	Owned	C&I
Crystal Lake, Illinois	Distribution	Owned and Leased	SOT
Algona, Iowa	Manufacturing and distribution	Owned	SOT
Olive Branch, Mississippi	Distribution	Owned	SOT
Carson City, Nevada	Distribution	Owned and Leased	SOT
Murphy, North Carolina	Manufacturing and distribution	Owned	C&I
Richfield, Ohio	Manufacturing and distribution	Owned	RS&I
Robesonia, Pennsylvania	Distribution	Owned	SOT
Elizabethton, Tennessee	Manufacturing	Owned	SOT
Kenosha, Wisconsin	Distribution and corporate	Owned	SOT, C&I, RS&I
Milwaukee, Wisconsin	Manufacturing	Owned	SOT

Non-U.S. Locations:
Santo Tome, Argentina	Manufacturing	Owned	C&I
Minsk, Belarus	Manufacturing	Owned	C&I
Santa Barbara D’oeste, Brazil	Manufacturing and distribution	Owned	RS&I
Mississauga, Canada	Manufacturing	Leased	RS&I
Newmarket, Canada	Manufacturing	Owned	SOT
Kunshan, China	Manufacturing	Owned	C&I
Xiaoshan, China	Manufacturing	Owned	C&I
Bramley, England	Manufacturing	Leased	C&I
Kettering, England	Distribution	Owned	SOT, C&I
Sopron, Hungary	Manufacturing	Owned	RS&I
Correggio, Italy	Manufacturing	Owned	RS&I
Tokyo, Japan	Distribution	Leased	C&I
Helmond, the Netherlands	Distribution	Owned	C&I
Vila do Conde, Portugal	Manufacturing	Owned	C&I
Irun, Spain	Manufacturing	Owned	C&I
Placencia, Spain	Manufacturing	Owned	C&I
Vitoria, Spain	Manufacturing and distribution	Owned	C&I
Bollnäs, Sweden	Manufacturing	Owned	C&I
Edsbyn, Sweden	Manufacturing	Owned	C&I
Lidköping, Sweden	Manufacturing	Owned	C&I
Sandviken, Sweden	Distribution	Leased	C&I

*	Segment abbreviations:

C&I – Commercial & Industrial Group

SOT – Snap-on Tools Group

RS&I – Repair Systems & Information Group

On January 24, 2011, Snap-on announced the expected mid-2011 closure of its Newmarket, Canada, tool storage manufacturing facility; Snap-on is consolidating its North American tool storage manufacturing and distribution operations into its existing tool storage facility in Algona, Iowa. Snap-on expects the Newmarket facility will be available for sale following its closure in 2011.

2010 ANNUAL REPORT	19

Item 3: Legal Proceedings

See Note 15 to the Consolidated Financial Statements for information on legal proceedings.

Snap-on filed a notice of arbitration with the American Arbitration Association on January 8, 2010, concerning a dispute with CIT relating to various underpayments made during the course of their financial services joint venture, in which Snap-on has alleged damages of approximately $115 million. As a result of the dispute, Snap-on has withheld certain amounts (totaling $107.8 million as of 2010 year end) from payments made to CIT relating to SOC’s ongoing business activities. CIT filed its response denying Snap-on’s claim and asserting certain claims against Snap-on for other matters relating to the joint venture on January 29, 2010. CIT’s claims allege damages in excess of $110 million, the majority of which relates to returning the $107.8 million withheld by Snap-on. The $107.8 million retained by Snap-on is included in other accrued liabilities on Snap-on’s January 1, 2011 consolidated balance sheet. Discovery in the CIT matter is ongoing, with arbitration scheduled for the second quarter of 2011. At this time, no determination can be made as to the likely outcome of this dispute.

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Snap-on had 58,181,545 shares of common stock outstanding as of 2010 year end. Snap-on’s stock is listed on the New York Stock Exchange under the ticker symbol “SNA.” At February 11, 2011, there were 6,417 registered holders of Snap-on common stock.

Snap-on’s common stock high and low prices, as of the close of trading, for the last two years by quarter were as follows:

	Common Stock High/Low Prices
	2010		2009
Quarter	High	Low	High	Low
First	$44.90	$40.12	$41.07	$20.66
Second	49.54	40.36	34.70	26.79
Third	46.92	39.88	38.63	26.50
Fourth	57.39	46.30	43.57	34.05

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. On November 4, 2010, the company announced that its Board of Directors (“Board”) increased the quarterly cash dividend from $0.30 per share to $0.32 per share. Quarterly dividends declared in 2010 were $0.32 per share in the fourth quarter and $0.30 per share in the first three quarters ($1.22 per share for the year). Quarterly dividends in 2009 and 2008 were $0.30 per share ($1.20 per share for each year). Cash dividends paid in 2010, 2009 and 2008 totaled $71.3 million, $69.0 million and $69.7 million, respectively. Snap-on’s Board monitors and evaluates the company’s dividend practice quarterly and the Board may elect to increase, decrease or not pay a dividend on Snap-on common stock based upon the company’s financial condition, results of operations, cash requirements and future prospects of Snap-on and other factors deemed relevant by the Board.

See Note 13 to the Consolidated Financial Statements for information on securities authorized for issuance under equity compensation plans.

20	SNAP-ON INCORPORATED

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the fourth quarter of fiscal 2010, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. There were no other stock repurchases by the company in fiscal 2010. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet be Purchased Under the Plans or Programs*
10/03/10 to 10/30/10	–	N/A	–	$155.2 million
10/31/10 to 11/27/10	–	N/A	–	$158.7 million
11/28/10 to 01/01/11	152,000	$56.99	152,000	$159.4 million

Total/Average	152,000	$56.99	152,000	N/A

*

Subject to further adjustment pursuant to the 1996 Authorization described below, as of January 1, 2011, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board authorizations discussed below is $159.4 million.

•

In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $51.00, $52.86 and $56.58 per share of common stock as of the end of the fiscal 2010 months ended October 30, 2010, November 27, 2010, and January 1, 2011, respectively.

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

2010 ANNUAL REPORT	21

Five-year Stock Performance Graph

The graph below illustrates the cumulative total shareholder return on Snap-on Common Stock since December 31, 2005, assuming that dividends were reinvested. The graph compares Snap-on’s performance to that of the Standard & Poor’s 500 Stock Index (“S&P 500”) and a Peer Group.

Snap-on Incorporated Total Shareholder Return (1)

Fiscal Year Ended (2)	Snap-on Incorporated	Peer Group (3)	S&P 500
December 31, 2005	$100.00	$100.00	$100.00
December 31, 2006	130.15	118.80	115.80
December 31, 2007	134.76	139.56	122.16
December 31, 2008	112.19	90.45	76.96
December 31, 2009	124.98	115.00	97.33
December 31, 2010	171.92	154.37	111.99

(1)	Assumes $100 was invested on December 31, 2005, and that dividends were reinvested quarterly.
(2)	The company’s fiscal year ends on the Saturday closest to December 31 of each year; the fiscal year end is assumed to be December 31 for ease of calculation.
(3)

The Peer Group consists of: Stanley Black & Decker, Inc., Cooper Industries plc., Danaher Corporation, Emerson Electric Co., Fortune Brands, Inc., Genuine Parts Company, Newell Rubbermaid Inc., Pentair, Inc., SPX Corporation, and W.W. Grainger, Inc. The Peer Group has been adjusted to reflect the 2010 merger of The Black & Decker Corporation and The Stanley Works.

22	SNAP-ON INCORPORATED

Item 6: Selected Financial Data

The selected financial data presented below has been derived from, and should be read in conjunction with, the respective historical consolidated financial statements of the company, including the notes thereto, and “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Five-year Data
(Amounts in millions, except per share data)	2010	2009	2008	2007	2006
Results of Operations
Net sales	$2,619.2	$2,362.5	$2,853.3	$2,841.2	$2,455.1
Gross profit	1,211.1	1,057.6	1,284.6	1,266.6	1,079.8
Operating expenses	894.1	824.4	933.1	964.2	930.0
Operating earnings before financial services	317.0	233.2	351.5	302.4	149.8
Financial services revenue	62.3	58.3	81.4	63.0	49.0
Financial services expenses	47.9	40.8	44.1	40.6	36.0
Operating earnings	331.4	250.7	388.8	324.8	162.8
Interest expense	54.8	47.7	33.8	46.1	20.6
Earnings before income taxes and equity earnings	277.4	205.3	357.8	284.2	147.5
Income tax expense	87.6	62.7	117.8	92.5	45.9
Earnings before equity earnings	189.8	142.6	240.0	191.7	101.6
Equity earnings, net of tax	3.2	1.1	3.6	2.4	–
Net earnings from continuing operations	193.0	143.7	243.6	194.1	101.6
Income (loss) from discontinued operations, net of tax	–	–	–	(8.0)	2.2
Net earnings	193.0	143.7	243.6	186.1	103.8
Net earnings attributable to noncontrolling interests	(6.5)	(9.5)	(6.9)	(4.9)	(3.7)
Net earnings attributable to Snap-on Inc.	186.5	134.2	236.7	181.2	100.1

Financial Position
Cash and cash equivalents	$572.2	$699.4	$115.8	$93.0	$63.4
Trade and other accounts receivable – net	443.3	414.4	462.2	512.6	494.1
Finance receivables – net	215.3	122.3	37.1	42.5	45.1
Contract receivables – net	45.6	32.9	22.8	31.8	20.0
Inventories – net	329.4	274.7	359.2	322.4	323.0
Current assets	1,765.5	1,676.1	1,140.7	1,187.4	1,113.2
Property and equipment – net	344.0	347.8	327.8	304.8	297.1
Total assets	3,729.4	3,447.4	2,710.3	2,765.1	2,654.5
Notes payable and current maturities of long-term debt	216.0	164.7	12.0	15.9	43.6
Accounts payable	146.1	119.8	126.0	171.6	178.8
Current liabilities	881.1	739.9	547.5	639.2	682.0
Long-term debt	954.8	902.1	503.4	502.0	505.6
Total debt	1,170.8	1,066.8	515.4	517.9	549.2
Total shareholders’ equity attributable to Snap-on Inc.	1,388.5	1,290.0	1,186.5	1,280.1	1,076.3
Working capital	884.4	936.2	593.2	548.2	431.2

Common Share Summary
Average shares outstanding – diluted	58.4	57.9	58.1	58.6	59.2
Earnings per share (“EPS”), continuing operations:
Basic	$3.22	$2.33	$4.12	$3.27	$1.68
Diluted	3.19	2.32	4.07	3.23	1.65
Net EPS attributable to Snap-on Incorporated:
Basic	3.22	2.33	4.12	3.13	1.72
Diluted	3.19	2.32	4.07	3.09	1.69
Cash dividends paid per share	1.22	1.20	1.20	1.11	1.08
Shareholders’ equity per basic share	23.94	22.36	20.63	22.11	18.46
Fiscal year-end per share price	56.58	42.26	41.10	48.13	47.64

2010 ANNUAL REPORT	23

•

Snap-on terminated its financial services joint venture operating agreement with CIT on July 16, 2009, and subsequently purchased CIT’s 50%-ownership interest in SOC for $8.1 million. Since July 16, 2009, Snap-on has been providing financing for the majority of new contracts originated by SOC. New contracts originated by SOC are reflected as finance and contract receivables on the company’s balance sheet and the company is recording the interest yield on these receivables over the life of the contracts as financial services revenue. Previously, the company recorded gains on contracts sold to CIT as financial services revenue.

•

Results of operations for all years presented prior to 2008 have been restated to reflect the 2007 sale of the Sun Electric Systems business based in the Netherlands as discontinued operations. Snap-on recorded an $8.0 million net loss from the sale of the Sun Electric Systems business in 2007.

•

Operating expenses and operating earnings in 2006 included a $38.0 million pretax charge ($23.4 million after tax, or $0.40 per diluted share) to settle certain legal matters related to certain then current and former franchisees. Results in 2006 also included the impact of the company’s acquisition of Snap-on Business Solutions for the approximate five-week period from the November 28, 2006 acquisition date to year end.

24	SNAP-ON INCORPORATED

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

Unless otherwise indicated, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “fiscal 2010” or “2010” refer to the fiscal year ended January 1, 2011; references to “fiscal 2009” or “2009” refer to the fiscal year ended January 2, 2010; and references to “fiscal 2008” or “2008” refer to the fiscal year ended January 3, 2009. References to 2010, 2009 and 2008 year end refer to January 1, 2011, January 2, 2010, and January 3, 2009, respectively.

We believe our 2010 operating performance evidences stabilization in the overall business environment, significant progress on our strategic priorities and continued benefits from our Snap-on Value Creation Processes. Considerable progress was made as we continued investing in our strategic growth initiatives aimed at strengthening our business models, pursuing geographic and customer diversification and expanding our presence in emerging markets. In 2010, we maintained a balance between a disciplined operational approach and continued focus on our most important strategic growth initiatives aimed at enhancing the franchisee network, expanding in the vehicle repair garage, extending in critical industries and building in emerging markets.

Our global financial services operations serve a significant strategic role in providing financing options for our franchisees’ customers, our franchisees and customers in other parts of our business. Fiscal 2010 marked the first full year since our U.S. financial services operation, Snap-on Credit LLC (“SOC”), transitioned from a financial services joint venture with CIT Group Inc. (“CIT”) to a wholly-owned subsidiary. Following the July 16, 2009 termination of the financial services operating agreement with CIT, we have been steadily growing our on-book finance portfolio and providing financing for the majority of new loans originated by SOC. Going forward, we expect that our financial services businesses, including both SOC and our wholly-owned international finance subsidiaries, will be meaningful contributors to our operating earnings. We expect that operating earnings from financial services, which is before interest expense, will continue to improve as the on-book finance portfolio grows.

We believe that continued advancement of our strategic initiatives will enable us to capitalize on our defined runways for growth and be decisive in creating long-term value for our shareholders. Specific opportunities for growth in 2011 include the areas of vehicle repair, critical industries and emerging markets. In vehicle repair, we intend to enhance our mobile tool distribution network by reaching out to more vehicle repair technicians. Similarly, we seek to further penetrate another key customer group within vehicle repair – shop owners and managers – through direct and distributor channels within our Repair Systems & Information Group. We also expect to continue rolling the Snap-on brand “out of the garage,” providing professional technicians in critical industries, including power generation, oil and gas, aerospace, military, mining, natural resources, alternative energy and education, with a broad range of productivity solutions suited to their unique needs. We also intend to continue investing in emerging markets, including the further expansion of our manufacturing capacity and product offerings in China, India and Eastern Europe. Global market conditions in 2011, including the depth and breadth of the economic recovery, may impact the level and timing of resources deployed in pursuit of these initiatives.

Net sales in 2010 of $2,619.2 million increased $256.7 million, or 10.9%, from 2009 levels, with favorable foreign currency translation contributing $14.9 million of the increase. Operating earnings of $331.4 million in 2010 increased $80.7 million from 2009 levels primarily due to higher sales, contributions from ongoing efficiency and productivity (collectively “Rapid Continuous Improvement” or “RCI”) initiatives and benefits from restructuring actions. Net earnings in 2010 of $186.5 million, or $3.19 per diluted share, increased 39.0% from the $134.2 million, or $2.32 per diluted share, earned in 2009.

In the second quarter of 2010, as previously disclosed, we realigned our management organization and, as a result, our reportable business segments. This organizational change reflects our efforts to better support the product and service needs of our primary customer segments, which include: (i) commercial and industrial customers, including professionals in critical industries and emerging markets; (ii) professional technicians who purchase products through our worldwide mobile tool distribution network; and (iii) other professional customers related to vehicle repair, including owners and managers of independent and original equipment manufacturer (“OEM”) dealership service and repair shops. In addition, our Financial Services customer segment offers financing options that include (i) loans to franchisees’ customers and our industrial and other customers for the purchase or lease of tools, equipment and diagnostics products on an extended term payment plan; and (ii) business loans and vehicle leases to franchisees.

2010 ANNUAL REPORT	25

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The primary organizational changes in 2010 included the realignment of our equipment products and equipment repair services operations from the Commercial & Industrial Group to the newly created Repair Systems & Information Group in order to better serve customers in the worldwide vehicle service and repair marketplace, including owners and managers of independent and OEM dealership service and repair shops. In addition to equipment products and equipment repair services, the Repair Systems & Information Group includes the business operations of our former Diagnostics & Information Group, consisting of those operations providing diagnostics, vehicle service information, business management systems, electronic parts catalogs and other solutions for vehicle service to customers in the worldwide vehicle and repair marketplace. The organizational changes also included the realignment of our sales operations in Japan from the Snap-on Tools Group to the Commercial & Industrial Group to assist in further penetrating the customer base, particularly industrial buyers, in that region. We also reallocated certain costs between the operating units as a result of these organizational changes, reflecting value-added activities and contributions related to the particular customer base being served. Prior year segment financial data was restated to reflect these reportable business segment realignments.

As a result of the organizational changes in 2010, our reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving automotive service technicians through our worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers, primarily owners and managers of independent repair shops and OEM dealership service and repair shops, through direct and distributor channels. Financial Services consists of the business operations of our wholly-owned finance subsidiaries.

In the Commercial & Industrial Group, segment net sales of $1,048.2 million in 2010 increased $150.6 million, or 16.8%, from 2009 levels. Excluding $3.0 million of favorable foreign currency translation, organic (excluding foreign currency translation effects) sales in 2010 increased $147.6 million, or 16.4%, year over year, primarily reflecting higher sales to customers in critical industries and emerging markets. Sales in our European-based hand tools business also improved in 2010 from depressed 2009 levels. Operating earnings of $116.9 million in 2010 increased $68.7 million from 2009 levels primarily due to higher sales and favorable manufacturing utilization, lower restructuring costs and $19.7 million of savings from ongoing RCI and restructuring initiatives. The Commercial & Industrial Group incurred $5.2 million of restructuring costs in 2010 primarily to improve the segment’s cost structure in Europe.

The Commercial & Industrial Group intends to build on the following strategic priorities in 2011:

•	Continuing to invest in emerging market growth initiatives, including China, India and Eastern Europe;
•	Increasing market share in key industrial market segments by reaching new customers, expanding our business with existing customers, and continually expanding value-added product content;
•	Continuing to invest in innovation that delivers productivity-enhancing solutions that utilize the latest technology; and
•	Continuing to rationalize the operating footprint and reduce structural costs.

In the Snap-on Tools Group, segment net sales of $1,039.9 million in 2010 increased $99.8 million, or 10.6%, from 2009 levels; excluding $14.0 million of favorable foreign currency translation, organic sales in 2010 increased $85.8 million, or 9.0%, year over year primarily due to higher sales in the company’s U.S. franchise operations. Operating earnings in 2010 of $114.0 million increased $5.8 million from 2009 levels as earnings contributions from higher sales, favorable foreign currency effects and savings from ongoing RCI and restructuring initiatives were partially offset by higher year-over-year “last in, first out” (“LIFO”) related inventory valuation expense and higher restructuring costs. The Snap-on Tools Group incurred $5.3 million of restructuring costs in 2010 primarily for the mid-2011 consolidation of its North American tool storage manufacturing and distribution operations into its existing tool storage facility in Algona, Iowa.

In 2010, the Snap-on Tools Group continued to make progress on its fundamental, strategic initiatives to strengthen the group and enhance franchisee profitability and satisfaction. In 2011, the Snap-on Tools Group intends to continue building on the progress made in 2010, with specific initiatives focused on the following:

•	Continuing to improve franchisee profitability and satisfaction;
•	Developing new programs to expand market coverage;
•	Continuing to invest in new product innovation and development; and
•	Increasing operational flexibility in back office support functions, manufacturing and the supply chain through RCI initiatives and investment.

26	SNAP-ON INCORPORATED

By executing in these areas, we believe that we, as well as our franchisees, will continue to serve more customers better and more profitably.

In the Repair Systems & Information Group, segment net sales of $847.2 million in 2010 increased $68.4 million, or 8.8%, from 2009 levels; excluding $2.5 million of unfavorable foreign currency translation, organic sales in 2010 increased $70.9 million, or 9.1%. The year-over-year sales increase primarily reflects higher equipment and diagnostics sales to owners and managers of independent repair shops and increased activity with automotive OEM dealerships. Sales in 2010 benefited from the further development and launch of new diagnostics and information products, and the continued expansion of product functionality, content and product integration. These sales increases were partially offset by anticipated lower year-over-year sales of electronic parts catalogs to OEMs and their franchised dealer networks primarily due to the consolidation of North American automotive dealerships in 2009 and 2010. Operating earnings in 2010 of $164.4 million increased $42.3 million, or 34.6%, from 2009 levels, primarily due to higher sales, $11.4 million of savings from ongoing RCI and other cost reduction initiatives, including savings from cost containment actions, and $4.4 million of lower restructuring costs.

The Repair Systems & Information Group intends to focus on the following strategic priorities in 2011:

•	Continuing software and hardware upgrades;
•	Expanding product range with new products and services;
•	Increasing penetration in geographic markets;
•	Leveraging integration of software solutions;
•	Continuing productivity advancements through RCI initiatives and leveraging of resources; and
•	Continuing investment in emerging markets.

Financial Services revenue was $62.3 million in 2010 and $58.3 million in 2009; in 2010, originations of $538.2 million increased $40.1 million, or 8.1%, from 2009 levels. Following the July 16, 2009 termination of the financial services operating agreement with CIT, we have been steadily growing our on-book finance portfolio and providing financing for the majority of new loans originated by SOC. SOC records the interest yield on the new on-book finance portfolio over the life of the contracts as financial services revenue; prior to July 16, 2009, SOC sold substantially all new contract originations to CIT and recorded gains on the sale of the contracts as financial services revenue. At the time of the July 16, 2009 transition, SOC had minimal on-book, interest-earning assets to offset its infrastructure operating costs. By mid-2010, SOC’s on-book finance portfolio was generating positive operating earnings. For full year 2010, operating earnings from financial services were $14.4 million, as compared to $17.5 million last year. We expect that operating earnings from financial services, which is before interest expense, will continue to improve as our on-book finance portfolio grows.

Financial Services intends to focus on the following strategic priorities in 2011:

•	Delivering financial products and services that attract and sustain profitable franchisees;
•	Delivering financial products and services that foster lifetime customer loyalty;
•	Delivering high quality in all of our financial products and processes through the use of RCI initiatives;
•	Delivering additional financial products and services in the United Kingdom and Australia; and
•	Improving overall portfolio performance.

Cash Flows

Net cash provided by operating activities was $140.4 million in 2010 as compared to $347.1 million in 2009. The lower net cash provided by operating activities in 2010 was primarily due to net changes in operating assets and liabilities as a result of higher sales and increased customer demand, including $116.6 million of higher trade, contract and other receivables and $55.2 million of increased inventories. The decrease in net cash provided by operating activities in 2010 also included a fourth quarter 2010 discretionary cash contribution of $48.0 million to the company’s domestic pension plans.

Net cash used by investing activities of $303.0 million in 2010 included additions to, and collections of, finance receivables of $497.6 million and $245.2 million, respectively. Capital expenditures in 2010 of $51.1 million included continued spending to support the company’s strategic growth initiatives, including the expansion of manufacturing capabilities in lower-cost regions and emerging growth markets. Capital expenditures in 2010 also included higher levels of efficiency and cost-reduction capital investments, including the installation of new production and machine tooling to enhance manufacturing and distribution operations, and increased spending to enhance the company’s corporate headquarters and research and development facilities in Kenosha, Wisconsin.

2010 ANNUAL REPORT	27

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net cash provided by financing activities totaled $34.8 million in 2010. In December 2010, Snap-on issued $250 million of 4.25% unsecured long-term notes at a discount; Snap-on is using the $247.7 million of proceeds from the sale of these notes, net of $1.6 million of transaction costs, for general corporate purposes, which may include working capital, capital expenditures, repayment of all or a portion of the company’s $200 million 6.25% unsecured notes maturing on August 15, 2011, the financing of finance and contract receivables related to SOC, and possible acquisitions. In January 2010, Snap-on repaid $150 million of floating rate debt upon its maturity with available cash. Cash proceeds received from stock purchase and option plans totaled $23.7 million in 2010; dividends paid to shareholders totaled $71.3 million in 2010.

Results of Operations

In the second quarter of 2010, as previously disclosed, Snap-on realigned its management organization and, as a result, its reportable business segments. This organizational change reflects the company’s efforts to better support the product and service needs of the company’s primary customer segments. As a result of this realignment, Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. Prior year segment financial data was restated to reflect these reportable business segment realignments. See Note 17 to the Consolidated Financial Statements and “Segment Results” in this Management’s Discussion and Analysis for further information on the company’s reportable business segments.

2010 vs. 2009

Results of operations for 2010 and 2009 are as follows:

(Amounts in millions)	2010		2009		Change
Net sales	$2,619.2	100.0%	$2,362.5	100.0%	$256.7	10.9%
Cost of goods sold	(1,408.1)	-53.8%	(1,304.9)	-55.2%	(103.2)	-7.9%

Gross profit	1,211.1	46.2%	1,057.6	44.8%	153.5	14.5%
Operating expenses	(894.1)	-34.1%	(824.4)	-34.9%	(69.7)	-8.5%

Operating earnings before financial services	317.0	12.1%	233.2	9.9%	83.8	35.9%

Financial services revenue	62.3	100.0%	58.3	100.0%	4.0	6.9%
Financial services expenses	(47.9)	-76.9%	(40.8)	-70.0%	(7.1)	-17.4%

Operating earnings from financial services	14.4	23.1%	17.5	30.0%	(3.1)	-17.7%

Operating earnings	331.4	12.4%	250.7	10.4%	80.7	32.2%
Interest expense	(54.8)	-2.0%	(47.7)	-2.0%	(7.1)	-14.9%
Other income (expense) – net	0.8	–	2.3	0.1%	(1.5)	-65.2%

Earnings before income taxes and equity earnings	277.4	10.4%	205.3	8.5%	72.1	35.1%
Income tax expense	(87.6)	-3.3%	(62.7)	-2.6%	(24.9)	-39.7%

Earnings before equity earnings	189.8	7.1%	142.6	5.9%	47.2	33.1%
Equity earnings, net of tax	3.2	0.1%	1.1	–	2.1	NM

Net earnings	193.0	7.2%	143.7	5.9%	49.3	34.3%
Net earnings attributable to noncontrolling interests	(6.5)	-0.2%	(9.5)	-0.4%	3.0	31.6%

Net earnings attributable to Snap-on Inc.	$186.5	7.0%	$134.2	5.5%	$52.3	39.0%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales in 2010 of $2,619.2 million were up $256.7 million, or 10.9%, from 2009 levels; excluding $14.9 million of favorable foreign currency translation, organic sales increased $241.8 million, or 10.2%, from 2009 levels. Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including foreign currency translation fluctuations.

28	SNAP-ON INCORPORATED

Gross profit in 2010 was $1,211.1 million as compared to $1,057.6 million in 2009. The $153.5 million, or 14.5%, gross profit increase is primarily due to higher sales, $21.6 million of savings from ongoing RCI initiatives, including benefits from restructuring and cost containment actions, $17.5 million of favorable foreign currency effects and $4.7 million of lower restructuring costs. The year-over-year gross profit comparison also benefited from favorable manufacturing utilization as a result of increased production levels; in 2009, the company incurred costs to carry excess manufacturing capacity, primarily in Europe, as a result of lower demand and inventory reduction efforts. These gross profit increases were partially offset by $10.9 million of lower year-over-year LIFO-related inventory valuation benefits ($1.0 million of LIFO-related expense in 2010 and $9.9 million of LIFO-related benefits in 2009). The LIFO-related inventory benefits in 2009 resulted from inventory reductions, including as a result of increased liquidations and disposals of slow-moving and excess inventories, as the company adjusted its production and inventory levels in response to weakened consumer and business demand during the continued global economic downturn. As a result of these factors, gross margin of 46.2% in 2010 increased 140 basis points (100 basis points equals 1.0 percent) from 44.8% in 2009.

Operating expenses in 2010 were $894.1 million as compared to $824.4 million in 2009. In addition to higher volume-related and other expenses, the $69.7 million increase in year-over-year operating expenses includes $19.3 million of higher performance-based incentive compensation expense, $16.3 million of increased pension expense, largely due to the amortization of investment losses incurred in 2008 related to the company’s domestic pension plan assets, $7.5 million of higher stock-based, including mark-to-market, expense and $3.9 million of unfavorable foreign currency effects. These increases were partially offset by $12.6 million of benefits from ongoing RCI and other cost reduction activities, including benefits from restructuring and cost containment actions, $7.5 million of lower bad debt expense and $2.9 million of lower restructuring costs. As a percentage of sales, operating expenses in 2010 of 34.1% compared to 34.9% in 2009.

Operating earnings from Financial Services was $14.4 million on revenue of $62.3 million in 2010, as compared with $17.5 million of operating earnings on revenue of $58.3 million in 2009; the $3.1 million decrease in year-over-year operating earnings from Financial Services included $0.7 million of favorable foreign currency translation effects. Prior to the July 16, 2009 termination of the financial services operating agreement with CIT, SOC sold substantially all new contract originations to CIT and recorded gains on the sale of the contracts as financial services revenue. Since July 16, 2009, Snap-on has been providing financing for the majority of new loans originated by SOC and SOC is recording the interest yield on the new on-book finance portfolio over the life of the contracts as financial services revenue. See Notes 1, 2 and 3 to the Consolidated Financial Statements for further information on SOC.

Consolidated operating earnings in 2010 of $331.4 million increased $80.7 million, or 32.2%, from $250.7 million in 2009, including $14.3 million of favorable foreign currency effects. As a percentage of revenues (net sales plus financial services revenue), operating earnings in 2010 improved 200 basis points to 12.4% as compared to 10.4% in 2009.

Interest expense of $54.8 million in 2010 increased $7.1 million from 2009 levels primarily due to higher average debt levels and interest rates. See Note 9 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was income of $0.8 million in 2010 as compared to income of $2.3 million in 2009. Other income (expense) – net primarily includes interest income as well as hedging and currency exchange rate transaction gains and losses. See Note 16 to the Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 32.3% in 2010 and 32.0% in 2009. The 2010 effective income tax rate reflects the favorable settlement of certain tax audits. The effective income tax rate in 2009 reflects the favorable resolution of certain tax matters and the impact of increased earnings attributable to noncontrolling interests that are not taxable to Snap-on. See Note 8 to the Consolidated Financial Statements for further information on income taxes.

2010 ANNUAL REPORT	29

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Snap-on acquired the remaining 40% interest in Wanda Snap-on (Zhejiang) Co., Ltd. (“Wanda Snap-on”), the company’s tool manufacturing operation in Xiaoshan, China, on April 6, 2010. Snap-on acquired the initial 60% interest in Wanda Snap-on on March 5, 2008. On July 1, 2010, Wanda Snap-on was renamed Snap-on Asia Manufacturing (Zhejiang) Co., Ltd. (“Xiaoshan”). For segment reporting purposes, the results of operations and assets of Xiaoshan, which have been included in Snap-on’s consolidated financial statements since the March 5, 2008 acquisition date, are included in the Commercial & Industrial Group. The Xiaoshan acquisition is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions. Pro forma financial information is not presented as the net effects of the Xiaoshan acquisition were not material to Snap-on’s results of operations or financial position.

Net earnings attributable to Snap-on were $186.5 million, or $3.19 per diluted share, in 2010 as compared with $134.2 million, or $2.32 per diluted share, in 2009.

Exit and Disposal Activities

Snap-on recorded costs of $14.2 million for exit and disposal activities in 2010 as compared to $22.0 million of such costs in 2009. See Note 7 to the Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. In the second quarter of 2010, Snap-on realigned its management organization and, as a result, its reportable business segments. As a result of the organizational changes discussed in Note 17 to the accompanying Consolidated Financial Statements, Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving automotive service technicians through the company’s worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers, primarily owners and managers of independent repair shops and OEM dealership service and repair shops, through direct and distributor channels. Financial Services consists of the business operations of Snap-on’s wholly-owned finance subsidiaries.

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

Commercial & Industrial Group

(Amounts in millions)	2010		2009		Change
External net sales	$891.3	85.0%	$789.9	88.0%	$101.4	12.8%
Intersegment net sales	156.9	15.0%	107.7	12.0%	49.2	45.7%

Segment net sales	1,048.2	100.0%	897.6	100.0%	150.6	16.8%
Cost of goods sold	(662.7)	-63.2%	(592.9)	-66.1%	(69.8)	-11.8%

Gross profit	385.5	36.8%	304.7	33.9%	80.8	26.5%
Operating expenses	(268.6)	-25.6%	(256.5)	-28.5%	(12.1)	-4.7%

Segment operating earnings	$116.9	11.2%	$48.2	5.4%	$68.7	142.5%

Segment net sales of $1,048.2 million in 2010 increased $150.6 million, or 16.8%, from 2009 levels. Excluding $3.0 million of favorable foreign currency translation, organic sales increased $147.6 million, or 16.4%, reflecting higher sales to customers in critical industries (including natural resources, power generation, oil and gas, aerospace and military) and emerging growth markets, increased sales in the segment’s European-based hand tools business, and higher sales of power and specialty tools.

30	SNAP-ON INCORPORATED

Segment gross profit of $385.5 million in 2010 was up $80.8 million, or 26.5%, from 2009 levels. The $80.8 million gross profit increase is primarily due to higher sales and favorable manufacturing utilization as a result of increased production levels; in 2009, the segment incurred costs to carry excess manufacturing capacity, primarily in Europe, as a result of lower production and inventory reduction efforts. The year-over-year gross profit comparison also benefited from $15.3 million of savings from ongoing RCI and other cost reduction activities, including benefits from restructuring and cost containment actions, $6.3 million of lower restructuring costs and $2.8 million of favorable foreign currency effects. As a result of these factors, gross margin of 36.8% in 2010 improved 290 basis points from 33.9% last year.

Operating expenses of $268.6 million in 2010 increased $12.1 million from 2009 levels primarily due to higher volume-related and other expenses and $1.5 million of unfavorable foreign currency effects. These operating expense increases were partially offset by $4.4 million of savings from ongoing restructuring and other cost reduction and cost containment initiatives, and $1.0 million of lower restructuring costs. As a percentage of sales, operating expenses in 2010 improved 290 basis points to 25.6% from 28.5% last year.

As a result of these factors, segment operating earnings of $116.9 million in 2010 increased $68.7 million from 2009 levels, including $1.3 million from favorable foreign currency effects. As a percentage of segment net sales, operating earnings for the Commercial & Industrial Group increased 580 basis points from 5.4% in 2009 to 11.2% in 2010.

Snap-on Tools Group

(Amounts in millions)	2010		2009		Change
Segment net sales	$1,039.9	100.0%	$940.1	100.0%	$99.8	10.6%
Cost of goods sold	(604.3)	-58.1%	(532.7)	-56.7%	(71.6)	-13.4%

Gross profit	435.6	41.9%	407.4	43.3%	28.2	6.9%
Operating expenses	(321.6)	-30.9%	(299.2)	-31.8%	(22.4)	-7.5%

Segment operating earnings	$114.0	11.0%	$108.2	11.5%	$5.8	5.4%

Segment net sales of $1,039.9 million in 2010 increased $99.8 million, or 10.6%, from 2009 levels. Excluding $14.0 million of favorable foreign currency translation, organic sales increased $85.8 million, or 9.0%, year over year, including a 10.4% sales increase in the United States and a 5.3% increase in the company’s international franchise operations.

Segment gross profit of $435.6 million in 2010 increased $28.2 million, or 6.9%, from 2009 levels. The $28.2 million gross profit increase is primarily due to higher sales and favorable manufacturing utilization as a result of increased production levels, $15.0 million of favorable foreign currency effects and $1.7 million of savings from ongoing restructuring initiatives. These increases were partially offset by $10.9 million of lower year-over-year LIFO-related inventory valuation benefits ($1.0 million of LIFO-related expense in 2010 and $9.9 million of LIFO-related benefits in 2009) and $4.7 million of higher restructuring costs. The LIFO-related inventory benefits in 2009 resulted from inventory reductions, including as a result of increased liquidations and disposals of slow-moving and excess inventories, as the segment adjusted its production and inventory levels in response to weakened consumer and business demand during the continued global economic downturn. The $4.7 million of higher restructuring costs primarily reflects initial costs for the expected mid-2011 closure of Snap-on’s Newmarket, Canada, tool storage manufacturing facility. Snap-on expects to phase out production at the Newmarket facility and consolidate its North American tool storage manufacturing and distribution operations into its existing tool storage facility in Algona, Iowa. The year-over-year gross profit comparison was also impacted by $2.4 million of lower warranty expense in 2009 due to favorable historic warranty trend rates. As a percentage of sales, gross margin was 41.9% in 2010 as compared to 43.3% last year.

Operating expenses of $321.6 million in 2010 increased $22.4 million from 2009 levels primarily due to higher volume-related and other expenses, including higher costs as a result of increased participation at the annual Snap-on Franchisee Conference and higher costs associated with the development of a new and expanded product catalog that was deferred from 2009 into 2010. The year-over-year operating expense increase also includes $3.3 million of unfavorable foreign currency effects and $1.3 million of higher stock-based expense related to the franchisee stock purchase plan. These operating expense increases were partially offset by $1.4 million of savings from ongoing cost reduction and cost containment initiatives, $1.4 million of lower bad debt expense and $0.6 million of lower restructuring costs. As a percentage of sales, operating expenses in 2010 improved 90 basis points to 30.9% from 31.8% last year.

2010 ANNUAL REPORT	31

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As a result of these factors, operating earnings for the Snap-on Tools Group of $114.0 million in 2010 increased $5.8 million from 2009 levels, including $11.7 million from favorable foreign currency effects. As a percentage of segment net sales, operating earnings for the Snap-on Tools Group of 11.0% in 2010 declined 50 basis points from 11.5% in 2009.

Repair Systems & Information Group

(Amounts in millions)	2010		2009		Change
External net sales	$688.0	81.2%	$632.5	81.2%	$55.5	8.8%
Intersegment net sales	159.2	18.8%	146.3	18.8%	12.9	8.8%

Segment net sales	847.2	100.0%	778.8	100.0%	68.4	8.8%
Cost of goods sold	(457.2)	-54.0%	(433.3)	-55.6%	(23.9)	-5.5%

Gross profit	390.0	46.0%	345.5	44.4%	44.5	12.9%
Operating expenses	(225.6)	-26.6%	(223.4)	-28.7%	(2.2)	-1.0%

Segment operating earnings	$164.4	19.4%	$122.1	15.7%	$42.3	34.6%

Segment net sales of $847.2 million in 2010 increased $68.4 million, or 8.8%, from 2009 levels. Excluding $2.5 million of unfavorable foreign currency translation, organic sales increased $70.9 million, or 9.1%, year over year primarily due to higher worldwide sales of equipment, increased essential tool and facilitation program activity with automotive OEM dealerships, and higher sales of diagnostics and Mitchell1 information products. These sales increases were partially offset by anticipated lower year-over-year sales of electronic parts catalogs to OEMs and their franchised dealer networks primarily due to the consolidation of North American automotive dealerships in 2009 and 2010.

Segment gross profit of $390.0 million in 2010 increased $44.5 million, or 12.9%, from 2009 levels. As a percentage of sales, gross margin improved 160 basis points from 44.4% in 2009 to 46.0% in 2010. The $44.5 million gross profit increase primarily reflects higher sales, $4.6 million of benefits from ongoing RCI, restructuring and other cost reduction and cost containment initiatives, $3.6 million of savings from material cost reductions and $3.1 million of lower restructuring costs. The gross profit comparison also benefited from favorable year-over-year manufacturing utilization as a result of increased production levels.

Operating expenses of $225.6 million in 2010 increased $2.2 million from 2009 levels as higher volume-related, product development and other expenses were partially offset by $6.8 million of savings from ongoing RCI, restructuring and other cost reduction and cost containment initiatives, $1.3 million of lower restructuring costs and $0.9 million of favorable foreign currency effects. The operating expense comparison also benefited from $5.4 million of lower year-over-year bad debt expense; in 2009, the segment incurred higher bad debt expense primarily related to increased credit exposure at North American automotive dealerships. As a percentage of sales, operating expenses in 2010 improved 210 basis points to 26.6% from 28.7% last year.

As a result of these factors, segment operating earnings of $164.4 million in 2010 increased $42.3 million, or 34.6%, from 2009 levels, including $0.6 million from favorable foreign currency effects. As a percentage of segment net sales, operating earnings for the Repair Systems & Information Group increased 370 basis points from 15.7% in 2009 to 19.4% in 2010.

Financial Services

(Amounts in millions)	2010		2009		Change
Financial services revenue	$62.3	100.0%	$58.3	100.0%	$4.0	6.9%
Financial services expenses	(47.9)	-76.9%	(40.8)	-70.0%	(7.1)	-17.4%

Segment operating earnings	$14.4	23.1%	$17.5	30.0%	$(3.1)	-17.7%

Segment operating earnings were $14.4 million on $62.3 million of revenue in 2010, as compared with $17.5 million of operating earnings on $58.3 million of revenue in 2009. Originations of $538.2 million in 2010 increased $40.1 million, or 8.1%, from 2009 levels. Since the July 16, 2009 termination of the financial services operating agreement with CIT, Snap-on has been providing financing for the majority of new loans originated by SOC and SOC is recording the interest yield on the new on-book receivables over the life of the contracts as financial services revenue. Prior to July 16, 2009, SOC sold substantially all new contract originations to CIT and recorded gains on the sale of the contracts as financial services revenue. The $3.1 million decrease in year-over-year operating earnings from Financial Services included $0.7 million of favorable foreign currency effects. See Notes 1, 2 and 3 to the Consolidated Financial Statements for further information on SOC.

32	SNAP-ON INCORPORATED

Corporate

Snap-on’s general corporate expenses of $78.3 million in 2010 increased $33.0 million from $45.3 million in 2009 primarily due to $17.3 million of increased performance-based incentive compensation expense, $16.3 million of higher pension expense, largely due to the amortization of investment losses incurred in 2008 related to the company’s domestic pension plan assets, and $6.2 million of higher stock-based, including mark-to-market, expense. These year-over-year expense increases were partially offset by $8.0 million of savings primarily from ongoing cost containment and other actions.

Non-GAAP Supplemental Data

The supplemental data is presented for informational purposes to provide readers with insight into the information used by management for assessing the operating performance of Snap-on’s non-financial services (“Operations”) and “Financial Services” businesses.

The supplemental Operations data reflects the results of operations and financial position of Snap-on’s tools, diagnostics, equipment, software and other non-financial services operations with Financial Services on the equity method. The supplemental Financial Services data reflects the results of operations and financial position of Snap-on’s U.S. and international financial services operations. The financing needs of Financial Services are met through intersegment borrowings from Snap-on Incorporated and cash generated from operations; Financial Services is charged interest expense on intersegment borrowings at market rates. Long-term debt for Operations includes the company’s third party external borrowings, net of intersegment borrowings to Financial Services. Income taxes are charged (credited) to Financial Services on the basis of the specific tax attributes generated by the U.S. and international financial services businesses. Transactions between the Operations and Financial Services businesses were eliminated to arrive at the Consolidated Financial Statements.

2010 ANNUAL REPORT	33

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Supplemental Consolidating Data – Supplemental Statements of Earnings information for 2010 and 2009 is as follows:

	Operations*		Financial Services
(Amounts in millions)	2010	2009	2010	2009
Net sales	$2,619.2	$2,362.5	$–	$–
Cost of goods sold	(1,408.1)	(1,304.9)	–	–

Gross profit	1,211.1	1,057.6	–	–
Operating expenses	(894.1)	(824.4)	–	–

Operating earnings before financial services	317.0	233.2	–	–

Financial services revenue	–	–	62.3	58.3
Financial services expenses	–	–	(47.9)	(40.8)

Operating earnings from financial services	–	–	14.4	17.5

Operating earnings	317.0	233.2	14.4	17.5
Interest expense	(54.4)	(47.7)	(0.4)	–
Intersegment interest income (expense) – net	23.9	3.0	(23.9)	(3.0)
Other income (expense) – net	0.9	3.0	(0.1)	(0.7)

Earnings (loss) before income taxes and equity earnings	287.4	191.5	(10.0)	13.8
Income tax (expense) benefit	(92.2)	(60.1)	4.6	(2.6)

Earnings (loss) before equity earnings	195.2	131.4	(5.4)	11.2
Financial services – net earnings (loss) attributable to Snap-on Incorporated	(5.4)	6.9	–	–
Equity earnings, net of tax	3.2	1.1	–	–

Net earnings (loss)	193.0	139.4	(5.4)	11.2
Net earnings attributable to noncontrolling interests	(6.5)	(5.2)	–	(4.3)

Net earnings (loss) attributable to Snap-on Incorporated	$186.5	$134.2	$(5.4)	$6.9

*	Snap-on Incorporated with Financial Services on the equity method.

34	SNAP-ON INCORPORATED

Supplemental Consolidating Data – Supplemental Balance Sheet information as of 2010 and 2009 year end is as follows:

	Operations*		Financial Services
(Amounts in millions)	2010	2009	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$462.6	$577.1	$109.6	$122.3
Intersegment receivables	6.7	4.8	–	0.1
Trade and other accounts receivable – net	434.5	411.5	8.8	2.9
Finance receivables – net	–	–	215.3	122.3
Contract receivables – net	7.9	7.4	37.7	25.5
Inventories – net	329.4	274.7	–	–
Deferred income tax assets	82.4	69.3	4.6	0.2
Prepaid expenses and other assets	74.1	60.1	0.7	2.8

Total current assets	1,397.6	1,404.9	376.7	276.1

Property and equipment – net	343.0	346.4	1.0	1.4
Investment in Financial Services	134.4	205.6	–	–
Deferred income tax assets	75.7	73.6	15.8	14.6
Long-term finance receivables – net	–	–	345.7	177.9
Long-term contract receivables – net	8.4	10.9	110.9	59.8
Goodwill	798.4	814.3	–	–
Other intangibles – net	192.8	206.2	–	–
Other assets	72.8	65.2	0.5	1.0

Total assets	$3,023.1	$3,127.1	$850.6	$530.8

*	Snap-on Incorporated with Financial Services on the equity method.

2010 ANNUAL REPORT	35

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Supplemental Consolidating Data – Balance Sheet Information (continued):

	Operations*		Financial Services
(Amounts in millions)	2010	2009	2010	2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$216.0	$164.7	$–	$–
Accounts payable	129.6	119.3	16.5	0.5
Intersegment payables	–	4.2	6.7	0.7
Accrued benefits	45.0	48.4	–	0.3
Accrued compensation	83.4	61.6	3.3	3.2
Franchisee deposits	40.4	40.5	–	–
Other accrued liabilities	218.1	215.7	132.0	85.7

Total current liabilities	732.5	654.4	158.5	90.4

Long-term debt and intersegment long-term debt	418.8	674.8	536.0	227.3
Deferred income tax liabilities	94.3	97.8	0.1	–
Retiree health care benefits	59.6	60.7	–	–
Pension liabilities	246.1	255.9	–	–
Other long-term liabilities	67.4	77.9	21.6	7.5

Total liabilities	1,618.7	1,821.5	716.2	325.2

Total shareholders’ equity attributable to Snap-on Inc.	1,388.5	1,290.0	134.4	205.6
Noncontrolling interests	15.9	15.6	–	–

Total shareholders’ equity	1,404.4	1,305.6	134.4	205.6

Total liabilities and shareholders’ equity	$3,023.1	$3,127.1	$850.6	$530.8

*	Snap-on Incorporated with Financial Services on the equity method.

36	SNAP-ON INCORPORATED

Fourth Quarter

Results of operations for the fourth quarters of 2010 and 2009 are as follows:

	Fourth Quarter
(Amounts in millions)	2010		2009		Change
Net sales	$696.9	100.0%	$618.1	100.0%	$78.8	12.7%
Cost of goods sold	(378.4)	-54.3%	(333.7)	-54.0%	(44.7)	-13.4%

Gross profit	318.5	45.7%	284.4	46.0%	34.1	12.0%
Operating expenses	(231.0)	-33.1%	(213.2)	-34.5%	(17.8)	-8.3%

Operating earnings before financial services	87.5	12.6%	71.2	11.5%	16.3	22.9%

Financial services revenue	21.5	100.0%	6.7	100.0%	14.8	NM
Financial services expenses	(12.1)	-56.3%	(10.5)	-156.7%	(1.6)	-15.2%

Operating earnings (loss) from financial services	9.4	43.7%	(3.8)	-56.7%	13.2	NM

Operating earnings	96.9	13.5%	67.4	10.8%	29.5	43.8%
Interest expense	(14.1)	-2.0%	(14.7)	-2.4%	0.6	4.1%
Other income (expense) – net	0.6	0.1%	1.3	0.2%	(0.7)	-53.8%

Earnings before income taxes and equity earnings	83.4	11.6%	54.0	8.6%	29.4	54.4%
Income tax expense	(24.5)	-3.4%	(16.5)	-2.6%	(8.0)	-48.5%

Earnings before equity earnings	58.9	8.2%	37.5	6.0%	21.4	57.1%
Equity earnings, net of tax	0.9	0.1%	0.6	0.1%	0.3	50.0%

Net earnings	59.8	8.3%	38.1	6.1%	21.7	57.0%
Net earnings attributable to noncontrolling interests	(1.9)	-0.2%	(1.5)	-0.2%	(0.4)	-26.7%

Net earnings attributable to Snap-on Inc.	$57.9	8.1%	$36.6	5.9%	$21.3	58.2%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales in the fourth quarter of 2010 of $696.9 million were up $78.8 million, or 12.7%, from 2009 levels; excluding $4.5 million of unfavorable foreign currency translation, organic sales in the quarter increased $83.3 million, or 13.6%, from 2009 levels. Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including foreign currency translation fluctuations.

Gross profit in the fourth quarter of 2010 was $318.5 million as compared to $284.4 million in 2009. The $34.1 million gross profit increase is primarily due to higher sales, favorable manufacturing utilization as a result of increased production levels and $3.6 million of savings from ongoing RCI and other cost reduction activities, including benefits from restructuring actions. These gross profit increases were partially offset by $6.5 million of lower year-over-year LIFO-related inventory valuation benefits ($0.2 million of LIFO-related benefits in 2010 and $6.7 million of LIFO-related benefits in 2009) and $1.4 million of unfavorable foreign currency effects. The higher LIFO-related inventory benefits in 2009 resulted from inventory reductions, including as a result of increased liquidations and disposals of slow-moving and excess inventories, as the company adjusted its production and inventory levels in response to weakened consumer and business demand during the continued global economic downturn. In the fourth quarter of 2010, restructuring costs included in gross profit totaled $4.4 million as compared to $5.2 million last year. As a percentage of sales, gross margin of 45.7% in the fourth quarter of 2010 compared to 46.0% in 2009.

2010 ANNUAL REPORT	37

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating expenses in the fourth quarter of 2010 were $231.0 million as compared to $213.2 million in 2009. The $17.8 million increase in year-over-year operating expenses is primarily due to higher volume-related and other expenses, $4.1 million of higher pension expense, largely due to the amortization of investment losses incurred in 2008 related to the company’s domestic pension plan assets, $3.8 million of increased performance-based incentive compensation expense and $1.7 million of higher stock-based (mark-to-market) expense. These operating expense increases were partially offset by $4.9 million of lower bad debt expense, $2.5 million of benefits from ongoing RCI and restructuring initiatives and $1.6 million of favorable foreign currency effects. In the fourth quarter, restructuring costs included in operating expenses totaled $1.4 million as compared to $1.5 million last year. As a percentage of sales, operating expenses in the fourth quarter of 2010 improved 140 basis points to 33.1% as compared to 34.5% in 2009.

Operating earnings from Financial Services was $9.4 million on revenue of $21.5 million in the fourth quarter of 2010, as compared with an operating loss of $3.8 million on revenue of $6.7 million in the fourth quarter of 2009. The year-over-year increase in both revenue and operating earnings primarily reflects the growth in SOC’s on-book finance portfolio following the July 16, 2009 termination of the financial services operating agreement with CIT. See Notes 1, 2 and 3 to the Consolidated Financial Statements for further information on SOC.

Consolidated operating earnings in the fourth quarter of 2010 of $96.9 million increased $29.5 million, or 43.8%, from $67.4 million in the fourth quarter of 2009, including $13.2 million of higher year-over-year operating earnings from financial services and $0.3 million from favorable foreign currency effects. As a percentage of revenues (net sales plus financial services revenue), operating earnings in the fourth quarter of 2010 improved 270 basis points to 13.5% as compared to 10.8% last year.

Interest expense of $14.1 million in the fourth quarter of 2010 decreased $0.6 million from the comparable prior-year period primarily due to lower average debt levels, partially offset by higher average interest rates. See Note 9 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was income of $0.6 million in the fourth quarter of 2010 as compared to income of $1.3 million in the fourth quarter of 2009. Other income (expense) – net primarily includes interest income and hedging and currency exchange rate transaction gains and losses. See Note 16 to the Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 30.1% in the fourth quarter of 2010 and 31.4% in the fourth quarter of 2009. See Note 8 to the Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on in the fourth quarter of 2010 were $57.9 million, or $0.99 per diluted share, as compared with $36.6 million, or $0.63 per diluted share, in the fourth quarter of 2009.

Commercial & Industrial Group

	Fourth Quarter
(Amounts in millions)	2010		2009		Change
External net sales	$238.1	84.6%	$215.4	87.6%	$22.7	10.5%
Intersegment net sales	43.4	15.4%	30.5	12.4%	12.9	42.3%

Segment net sales	281.5	100.0%	245.9	100.0%	35.6	14.5%
Cost of goods sold	(173.5)	-61.6%	(161.8)	-65.8%	(11.7)	-7.2%

Gross profit	108.0	38.4%	84.1	34.2%	23.9	28.4%
Operating expenses	(72.6)	-25.8%	(67.3)	-27.4%	(5.3)	-7.9%

Segment operating earnings	$35.4	12.6%	$16.8	6.8%	$18.6	110.7%

Segment net sales of $281.5 million in the fourth quarter of 2010 increased $35.6 million, or 14.5%, from 2009 levels, reflecting continued higher sales across all operating units, including in those businesses serving critical industries and emerging markets. Excluding $1.9 million of unfavorable foreign currency translation, organic sales increased 15.4%.

38	SNAP-ON INCORPORATED

Segment gross profit of $108.0 million in the fourth quarter of 2010 was up $23.9 million, or 28.4%, from 2009 levels. The $23.9 million gross profit increase is primarily due to higher sales, $4.8 million of lower restructuring costs and $3.1 million of savings from ongoing RCI and restructuring initiatives. The year-over-year gross profit comparison also benefited from favorable manufacturing utilization as a result of increased production levels; in the fourth quarter of 2009, the segment incurred costs to carry excess manufacturing capacity, primarily in Europe, as a result of lower production and inventory reduction efforts. As a result of these factors, gross margin of 38.4% for the fourth quarter of 2010 increased 420 basis points from 34.2% in the fourth quarter of 2009.

Operating expenses of $72.6 million in the fourth quarter of 2010 were up $5.3 million from 2009 levels primarily due to higher volume-related and other expenses, partially offset by $0.6 million of favorable foreign currency effects. As a percentage of sales, operating expenses in the fourth quarter of 2010 improved 160 basis points to 25.8% from 27.4% last year.

As a result of these factors, segment operating earnings of $35.4 million in the fourth quarter of 2010 increased $18.6 million from 2009 levels, including $0.4 million from favorable foreign currency effects. As a percentage of segment net sales, operating earnings for the Commercial & Industrial Group increased 580 basis points from 6.8% in the fourth quarter of 2009 to 12.6% in the fourth quarter of 2010.

Snap-on Tools Group

	Fourth Quarter
(Amounts in millions)	2010		2009		Change
Segment net sales	$268.2	100.0%	$237.0	100.0%	$31.2	13.2%
Cost of goods sold	(161.0)	-60.0%	(129.6)	-54.7%	(31.4)	-24.2%

Gross profit	107.2	40.0%	107.4	45.3%	(0.2)	-0.2%
Operating expenses	(81.4)	-30.4%	(74.3)	-31.3%	(7.1)	-9.6%

Segment operating earnings	$25.8	9.6%	$33.1	14.0%	$(7.3)	-22.1%

Segment net sales of $268.2 million in the fourth quarter of 2010 increased $31.2 million, or 13.2%, from 2009 levels. Excluding $0.7 million of favorable foreign currency translation, organic sales increased $30.5 million, or 12.8%, year over year, including a 15.2% sales increase in the United States and a 6.7% sales increase in the company’s international franchise operations.

Segment gross profit of $107.2 million in the fourth quarter of 2010 compared to $107.4 million last year. Gross profit contributions from higher sales in 2010 were more than offset by $6.5 million of lower year-over-year LIFO-related inventory valuation benefits ($0.2 million of LIFO-related benefits in 2010 and $6.7 million of LIFO-related benefits in 2009) and $4.6 million of higher restructuring costs. The higher LIFO-related inventory benefits in 2009 resulted from inventory reductions, including as a result of increased liquidations and disposals of slow-moving and excess inventories, as the segment adjusted its production and inventory levels in response to weakened consumer and business demand during the continued global economic downturn. The $4.6 million of higher restructuring costs primarily reflects initial costs for the expected mid-2011 closure of Snap-on’s Newmarket, Canada, tool storage manufacturing facility. Snap-on expects to phase out production at the Newmarket facility and consolidate its North American tool storage manufacturing and distribution operations into its existing tool storage facility in Algona, Iowa. As a percentage of sales, gross margin of 40.0% in the fourth quarter of 2010 compared to 45.3% in the fourth quarter of 2009.

Operating expenses of $81.4 million in the fourth quarter of 2010 increased $7.1 million from 2009 levels primarily due to higher volume-related and other expenses, partially offset by $0.7 million of lower bad debt expense and $0.1 million of lower restructuring costs. As a percentage of sales, operating expenses in the fourth quarter of 2010 improved 90 basis points to 30.4% from 31.3% last year.

As a result of these factors, operating earnings for the Snap-on Tools Group of $25.8 million in the fourth quarter of 2010 declined $7.3 million from 2009 levels, including $0.2 million of unfavorable foreign currency effects. As a percentage of segment net sales, operating earnings for the Snap-on Tools Group of 9.6% in the fourth quarter of 2010 declined from 14.0% in the fourth quarter of 2009.

2010 ANNUAL REPORT	39

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Repair Systems & Information Group

	Fourth Quarter
(Amounts in millions)	2010		2009		Change
External net sales	$190.6	82.2%	$165.7	82.1%	$24.9	15.0%
Intersegment net sales	41.2	17.8%	36.1	17.9%	5.1	14.1%

Segment net sales	231.8	100.0%	201.8	100.0%	30.0	14.9%
Cost of goods sold	(128.5)	-55.4%	(108.9)	-54.0%	(19.6)	-18.0%

Gross profit	103.3	44.6%	92.9	46.0%	10.4	11.2%
Operating expenses	(57.6)	-24.9%	(57.9)	-28.7%	0.3	0.5%

Segment operating earnings	$45.7	19.7%	$35.0	17.3%	$10.7	30.6%

Segment net sales of $231.8 million in the fourth quarter of 2010 increased $30.0 million, or 14.9%, from 2009 levels. Excluding $3.3 million of unfavorable foreign currency translation, organic sales increased $33.3 million, or 16.8%, year over year, reflecting increased sales to repair shop owners and managers, including higher sales of undercar equipment, diagnostics and Mitchell1 information products, as well as increased facilitation program activity with automotive OEM dealerships.

Segment gross profit of $103.3 million in the fourth quarter of 2010 increased $10.4 million, or 11.2%, from 2009 levels. As a percentage of sales, gross margin decreased 140 basis points from 46.0% in the fourth quarter of 2009 to 44.6% in the fourth quarter of 2010 primarily due to a shift in sales mix that included higher sales of lower-margin essential tool and facilitation program sales to OEM dealerships. The $10.4 million gross profit increase primarily reflects higher sales, contributions from favorable manufacturing utilization as a result of increased production levels, $0.6 million of lower restructuring costs and $0.5 million of benefits from ongoing RCI and restructuring initiatives. These year-over-year gross profit increases were partially offset by $1.1 million of unfavorable foreign currency effects.

Operating expenses of $57.6 million in the fourth quarter of 2010 decreased $0.3 million from 2009 levels as higher volume-related, product development and other expenses were more than offset by $2.2 million of savings from ongoing RCI and restructuring initiatives and $1.1 million of favorable foreign currency effects. The operating expense comparison also benefited from $3.6 million of lower year-over-year bad debt expense; in 2009, the segment incurred higher bad debt expense primarily related to increased credit exposure at North American automotive dealerships. As a percentage of sales, operating expenses in the fourth quarter of 2010 improved 380 basis points to 24.9% from 28.7% last year.

As a result of these factors, segment operating earnings of $45.7 million in the fourth quarter of 2010 increased $10.7 million from 2009 levels. As a percentage of segment net sales, operating earnings for the Repair Systems & Information Group increased 240 basis points from 17.3% in the fourth quarter of 2009 to 19.7% in the fourth quarter of 2010.

Financial Services

	Fourth Quarter
(Amounts in millions)	2010		2009		Change
Financial services revenue	$21.5	100.0%	$6.7	100.0%	$14.8	NM
Financial services expenses	(12.1)	-56.3%	(10.5)	-156.7%	(1.6)	-15.2%

Segment operating earnings (loss)	$9.4	43.7%	$(3.8)	-56.7%	$13.2	NM

NM: Not meaningful

Segment operating earnings were $9.4 million on $21.5 million of revenue in the fourth quarter of 2010, as compared with an operating loss of $3.8 million on $6.7 million of revenue in the fourth quarter of 2009. The year-over-year increase in both revenue and operating earnings primarily reflects the growth in SOC’s on-book finance portfolio following the July 16, 2009 termination of the financial services operating agreement with CIT. Originations of $141.9 million in the fourth quarter of 2010 increased 7.5% from comparable prior-year levels. The $13.2 million increase in year-over-year operating earnings from Financial Services included $0.1 million of favorable foreign currency effects. See Notes 1, 2 and 3 to the Consolidated Financial Statements for further information on SOC.

40	SNAP-ON INCORPORATED

Corporate

Snap-on’s general corporate expenses of $19.4 million in the fourth quarter of 2010 increased $5.7 million from $13.7 million in the fourth quarter of 2009 primarily due to $4.5 million of increased performance-based incentive compensation expense, $4.1 million of higher pension expense, largely due to the amortization of investment losses incurred in 2008 related to the company’s domestic pension plan assets, and $1.7 million of higher stock-based, including mark-to-market, expense. These year-over-year expense increases were partially offset by $4.6 million of savings primarily from ongoing cost containment and other actions.

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

Net sales in 2009 of $2,362.5 million were down $490.8 million, or 17.2%, from 2008 levels. Excluding $98.5 million of unfavorable foreign currency translation, organic sales in 2009 declined 14.2% from 2008 levels. Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including foreign currency translation fluctuations. The year-over-year sales comparison was significantly impacted by weakened consumer and business demand as customers curtailed spending in response to the global recession that continued throughout 2009.

2010 ANNUAL REPORT	41

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross profit in 2009 was $1,057.6 million as compared to $1,284.6 million in 2008. The $227.0 million decline in year-over-year gross profit is primarily due to the lower sales and costs to carry manufacturing capacity, mainly in Europe, in light of lower demand and inventory reduction efforts. The decline in 2009 gross profit also included $54.0 million of unfavorable foreign currency effects, $13.4 million of higher restructuring costs, primarily to improve the company’s cost structure in Europe, and $5.7 million of higher software development costs. These declines were partially offset by $54.6 million of savings from ongoing RCI and other cost reduction initiatives, including benefits from restructuring, material cost reductions, and savings from cost containment actions in light of the weakened economy. Year-over-year LIFO-related inventory valuation benefits as a result of inventory reductions in 2009 were largely offset by the effects of increased liquidations and disposals of slow-moving and excess inventories. As a result of these factors, gross profit margin of 44.8% in 2009 declined 20 basis points from 45.0% in 2008.

Operating expenses in 2009 were $824.4 million as compared to $933.1 million in 2008. The $108.7 million reduction in year-over-year operating expenses primarily resulted from $66.0 million of benefits from ongoing RCI, restructuring and other cost reduction initiatives, including savings from cost containment actions in light of the weakened economy, $28.2 million of favorable foreign currency effects, $20.1 million of lower performance-based incentive compensation expense and $6.3 million of lower restructuring costs. These declines were partially offset by $11.5 million of higher bad debt expense, including as a result of increased credit exposure at North American automotive dealerships. In addition, operating expenses in 2009 included $12.0 million of increased pension expense primarily due to the amortization of investment losses incurred in 2008 related to the company’s domestic pension plan assets. As a percentage of net sales, operating expenses were 34.9% in 2009 as compared to 32.7% in 2008.

Operating earnings from financial services was $17.5 million on $58.3 million of revenue in 2009, as compared with operating earnings of $37.3 million on $81.4 million of revenue in 2008. On July 16, 2009, Snap-on terminated its financial services operating agreement with CIT and subsequently purchased CIT’s 50%-ownership interest in SOC. Since July 16, 2009, Snap-on has been providing financing for the majority of new loans originated by SOC and SOC is recording the interest yield on the new on-book receivables over the life of the contracts as financial services revenue. Previously, SOC sold new contract originations to CIT and recorded gains on the sale of the contracts as financial services revenue. The change from recognizing gains on contract sales to CIT, to recognizing the interest yield on the on-book receivables, was a primary factor in the year-over-year declines in both revenues and operating earnings. See Notes 1, 2 and 3 to the Consolidated Financial Statements for further information.

Consolidated operating earnings in 2009 of $250.7 million declined $138.1 million, or 35.5%, from $388.8 million in 2008. In addition to the impact from lower sales, the year-over-year decrease in operating earnings was primarily due to $27.2 million of unfavorable foreign currency effects, $19.8 million of lower operating earnings from financial services and $7.3 million of higher restructuring costs. As a percentage of revenues (net sales plus financial services revenue), operating earnings in 2009 of 10.4% compared to 13.2% in 2008.

Interest expense of $47.7 million in 2009 increased $13.9 million from the prior year primarily due to higher debt levels as a result of the issuance of $550 million of fixed rate, long-term notes in 2009. See Note 9 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was income of $2.3 million in 2009 as compared to income of $2.8 million in 2008. Other income (expense) – net primarily included interest income and hedging and currency exchange rate transaction gains and losses. See Note 16 to the Consolidated Financial Statements for information on other income (expense) – net.

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

42	SNAP-ON INCORPORATED

Segment Results

The following discussion reflects the 2010 realignment of the company’s segments, as discussed above.

Commercial & Industrial Group

(Amounts in millions)	2009		2008		Change
External net sales	$789.9	88.0%	$1,019.3	88.2%	$(229.4)	-22.5%
Intersegment net sales	107.7	12.0%	136.6	11.8%	(28.9)	-21.2%

Segment net sales	897.6	100.0%	1,155.9	100.0%	(258.3)	-22.3%
Cost of goods sold	(592.9)	-66.1%	(694.2)	-60.1%	101.3	14.6%

Gross profit	304.7	33.9%	461.7	39.9%	(157.0)	-34.0%
Operating expenses	(256.5)	-28.5%	(310.8)	-26.8%	54.3	17.5%

Segment operating earnings	$48.2	5.4%	$150.9	13.1%	$(102.7)	-68.1%

Segment net sales of $897.6 million in 2009 declined $258.3 million, or 22.3%, from 2008 levels. Excluding $43.2 million of unfavorable foreign currency translation, organic sales declined 19.3% year over year primarily as a result of the economic downturn that particularly affected sales volumes in various European markets in 2009.

Segment gross profit of $304.7 million in 2009 was down $157.0 million, or 34.0%, from 2008 levels. The $157.0 million decline in year-over-year gross profit is primarily due to the lower sales and costs to carry manufacturing capacity, mainly in Europe, in light of lower demand and inventory reduction efforts. The decline in 2009 gross profit also included $13.6 million of unfavorable foreign currency effects, $11.7 million of higher restructuring costs primarily to improve the segment’s cost structure in Europe, and $4.1 million of inflationary cost increases. These declines were partially offset by benefits of $20.7 million from ongoing RCI, restructuring and other cost reduction and cost containment initiatives, including $5.2 million of material cost reductions.

Operating expenses of $256.5 million in 2009 were down $54.3 million from 2008 levels primarily due to $18.1 million of savings from ongoing RCI, restructuring and other cost reduction and cost containment initiatives, lower volume-related and other expenses, and $12.8 million of favorable foreign currency effects. As a percentage of sales, operating expenses in 2009 of 28.5% compared to 26.8% in 2008.

As a result of these factors, segment operating earnings for the Commercial & Industrial Group of $48.2 million in 2009 declined $102.7 million from 2008 levels and, as a percentage of segment net sales, declined from 13.1% in 2008 to 5.4% in 2009. The $102.7 million decrease in year-over-year operating earnings included $0.8 million of unfavorable foreign currency effects.

Snap-on Tools Group

(Amounts in millions)	2009		2008		Change
Segment net sales	$940.1	100.0%	$1,046.2	100.0%	$(106.1)	-10.1%
Cost of goods sold	(532.7)	-56.7%	(607.8)	-58.1%	75.1	12.4%

Gross profit	407.4	43.3%	438.4	41.9%	(31.0)	-7.1%
Operating expenses	(299.2)	-31.8%	(323.4)	-30.9%	24.2	7.5%

Segment operating earnings	$108.2	11.5%	$115.0	11.0%	$(6.8)	-5.9%

Segment net sales of $940.1 million in 2009 declined $106.1 million, or 10.1%, from 2008 levels primarily due to the continued challenging sales environment in 2009. Excluding $29.6 million of unfavorable foreign currency translation, organic sales declined 7.5% year over year. U.S. sales in the Snap-on Tools Group declined 9.5% year over year, while organic sales in the company’s international franchise operations were down slightly. As of 2009 year end, van count in the United States was up slightly compared to both October 3, 2009, and year-end 2008 levels.

2010 ANNUAL REPORT	43

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Segment gross profit of $407.4 million in 2009 decreased $31.0 million, or 7.1%, from 2008 levels. As a percentage of sales, gross profit margin in 2009 improved to 43.3% as compared to 41.9% last year. In addition to the lower sales and costs to carry manufacturing capacity in light of lower demand and inventory reduction efforts, gross profit in 2009 was also affected by $28.2 million of unfavorable foreign currency effects. These declines in gross profit were partially offset by $16.5 million of savings from material and other cost reduction initiatives, including savings from cost containment actions, and $1.1 million of lower restructuring costs. Year-over-year LIFO-related inventory valuation benefits of $14.6 million ($9.9 million of LIFO-related benefits in 2009 and $4.7 million of LIFO-related expense in 2008) as a result of inventory reductions in 2009 were largely offset by the effects of increased liquidations and disposals of slow-moving and excess inventories.

Operating expenses of $299.2 million in 2009 declined $24.2 million from prior-year levels primarily due to $27.0 million of benefits from RCI and other cost reduction and cost containment initiatives, lower volume-related and other expenses, $7.0 million of favorable foreign currency effects and $4.6 million of lower restructuring costs. As a percentage of sales, operating expenses in 2009 of 31.8% compared to 30.9% in 2008.

As a result of these factors, segment operating earnings for the Snap-on Tools Group of $108.2 million in 2009 decreased $6.8 million from 2008 levels; however, as a percentage of segment net sales, operating earnings in 2009 improved from 11.0% in 2008 to 11.5% in 2009. The $6.8 million decrease in year-over-year operating earnings included $21.2 million of unfavorable foreign currency effects.

Repair Systems & Information Group

(Amounts in millions)	2009		2008		Change
External net sales	$632.5	81.2%	$787.8	83.2%	$(155.3)	-19.7%
Intersegment net sales	146.3	18.8%	159.5	16.8%	(13.2)	-8.3%

Segment net sales	778.8	100.0%	947.3	100.0%	(168.5)	-17.8%
Cost of goods sold	(433.3)	-55.6%	(562.8)	-59.4%	129.5	23.0%

Gross profit	345.5	44.4%	384.5	40.6%	(39.0)	-10.1%
Operating expenses	(223.4)	-28.7%	(252.5)	-26.7%	29.1	11.5%

Segment operating earnings	$122.1	15.7%	$132.0	13.9%	$(9.9)	-7.5%

Segment net sales of $778.8 million in 2009 declined $168.5 million, or 17.8%, from 2008 levels. Excluding $30.0 million of unfavorable foreign currency translation, organic sales declined 15.1% year over year primarily due to lower essential tool and facilitation program sales to OEM dealerships and lower equipment sales.

Segment gross profit of $345.5 million in 2009 decreased $39.0 million, or 10.1%, from 2008 levels; however, as a percentage of segment net sales, gross profit margin in 2009 improved to 44.4% as compared to 40.6% in 2008. The $39.0 million decrease in year-over-year gross profit primarily reflects the impacts of lower sales and costs to carry manufacturing capacity, mainly in Europe, in light of lower demand and inventory reduction efforts, $12.2 million of unfavorable foreign currency effects and $6.2 million of higher software development costs. These declines in gross profit were partially offset by contributions from a more favorable sales mix of higher-margin diagnostics and software products, and $17.4 million of savings from ongoing RCI and other cost reduction initiatives, including savings from cost containment actions.

Operating expenses of $223.4 million were down $29.1 million from 2008 levels primarily due to $20.9 million of savings from RCI and other cost containment actions, $8.4 million of favorable foreign currency effects, and lower volume-related and other expenses. These declines in operating expenses were partially offset by $4.6 million of higher bad debt expense in 2009 primarily related to increased credit exposure at North American automotive dealerships. The year-over-year operating expense comparison was also impacted by the adjustment of a pre-acquisition contingency acquired with Snap-on Business Solutions that reduced 2008 operating expenses by $5.4 million. As a percentage of sales, operating expenses in 2009 of 28.7% compared to 26.7% in 2008.

As a result of these factors, segment operating earnings for the Repair Systems & Information Group of $122.1 million in 2009 decreased $9.9 million from 2008 levels. As a percentage of segment net sales, operating earnings improved from 13.9% in 2008 to 15.7% in 2009. The $9.9 million decrease in year-over-year operating earnings included $3.8 million of unfavorable foreign currency effects.

44	SNAP-ON INCORPORATED

Financial Services

(Amounts in millions)	2009		2008		Change
Financial services revenue	$58.3	100.0%	$81.4	100.0%	$(23.1)	-28.4%
Financial services expenses	(40.8)	-70.0%	(44.1)	-54.2%	3.3	7.5%

Segment operating earnings	$17.5	30.0%	$37.3	45.8%	$(19.8)	-53.1%

Segment operating earnings were $17.5 million on $58.3 million of revenue in 2009, as compared with $37.3 million of operating earnings on $81.4 million of revenue in 2008. On July 16, 2009, Snap-on terminated its financial services joint venture agreement with CIT and subsequently purchased CIT’s 50%-ownership interest in SOC. Since July 16, 2009, Snap-on has been providing financing for the majority of new loans originated by SOC and SOC is recording the interest yield on the new on-book receivables over the life of the contracts as financial services revenue. Prior to July 16, 2009, SOC sold new contract originations to CIT and recorded gains on the sale of the contracts as financial services revenue. The change from recognizing gains on contract sales to CIT, to recognizing the interest yield on the on-book receivables, was a primary factor in the year-over-year declines in both revenues and operating earnings. Originations of $498.1 million in 2009 decreased $12.6 million, or 2.5%, from 2008 levels. The $19.8 million decrease in year-over-year financial services operating earnings included $1.4 million of unfavorable foreign currency effects. See Notes 1, 2 and 3 to the Consolidated Financial Statements for further information.

Corporate

Snap-on’s general corporate expenses totaled $45.3 million in 2009 as compared to $46.4 million in 2008. The $1.1 million decline in year-over-year corporate expenses is primarily due to lower performance-based incentive compensation and other expenses, partially offset by $12.0 million of higher pension expense primarily due to the amortization of investment losses incurred in 2008 related to the company’s domestic pension plan assets.

Non-GAAP Supplemental Data

The supplemental data is presented for informational purposes to provide readers with insight into the information used by management for assessing the operating performance of Snap-on’s non-financial services (“Operations”) and “Financial Services” businesses.

The supplemental Operations data reflects the results of operations and financial position of Snap-on’s tools, diagnostics, equipment, software and other non-financial services operations with Financial Services on the equity method. The supplemental Financial Services data reflects the results of operations and financial position of Snap-on’s U.S. and international financial services operations. The financing needs of Financial Services are met through intersegment borrowings from Snap-on Incorporated and cash generated from operations; Financial Services is charged interest expense on intersegment borrowings at market rates. Long-term debt for Operations includes the company’s third party external borrowings, net of intersegment borrowings to Financial Services. Income taxes are charged (credited) to Financial Services on the basis of the specific tax attributes generated by the U.S. and international financial services businesses. Transactions between the Operations and Financial Services businesses were eliminated to arrive at the consolidated financial statements.

2010 ANNUAL REPORT	45

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Supplemental Consolidating Data – Supplemental Statements of Earnings information for 2009 and 2008 is as follows:

	Operations*		Financial Services
(Amounts in millions)	2009	2008	2009	2008
Net sales	$2,362.5	$2,853.3	$–	$–
Cost of goods sold	(1,304.9)	(1,568.7)	–	–

Gross profit	1,057.6	1,284.6	–	–
Operating expenses	(824.4)	(933.1)	–	–

Operating earnings before financial services	233.2	351.5	–	–

Financial services revenue	–	–	58.3	81.4
Financial services expenses	–	–	(40.8)	(44.1)

Operating earnings from financial services	–	–	17.5	37.3

Operating earnings	233.2	351.5	17.5	37.3
Interest expense	(47.7)	(33.8)	–	–
Intersegment interest income (expense) – net	3.0	(2.3)	(3.0)	2.3
Other income (expense) – net	3.0	2.5	(0.7)	0.3

Earnings before income taxes and equity earnings	191.5	317.9	13.8	39.9
Income tax expense	(60.1)	(104.6)	(2.6)	(13.2)

Earnings before equity earnings	131.4	213.3	11.2	26.7
Financial services – net earnings attributable to Snap-on Incorporated	6.9	24.5	–	–
Equity earnings, net of tax	1.1	3.6	–	–

Net earnings	139.4	241.4	11.2	26.7
Net earnings attributable to noncontrolling interests	(5.2)	(4.7)	(4.3)	(2.2)

Net earnings attributable to Snap-on Incorporated	$134.2	$236.7	$6.9	$24.5

*	Snap-on Incorporated with Financial Services on the equity method.

46	SNAP-ON INCORPORATED

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for scheduled debt repayments, loans originated by SOC, working capital, capital expenditures, restructuring activities, acquisitions, the funding of pension plans, common stock repurchases and dividend payments. Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost. As of the close of business on February 11, 2011, Snap-on’s long-term debt and commercial paper was rated Baa1 and P-2 by Moody’s Investors Service and A- and A-2 by Standard & Poor’s. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions. Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.

The following discussion focuses on information included in the accompanying Consolidated Balance Sheets.

As of 2010 year end, working capital (current assets less current liabilities) of $884.4 million decreased $51.8 million from $936.2 million at 2009 year end.

The following represents the company’s working capital position as of 2010 and 2009 year end:

(Amounts in millions)	2010	2009
Cash and cash equivalents	$572.2	$699.4
Trade and other accounts receivable – net	443.3	414.4
Finance receivables – net	215.3	122.3
Contract receivables – net	45.6	32.9
Inventories – net	329.4	274.7
Other current assets	159.7	132.4

Total current assets	1,765.5	1,676.1

Notes payable and current maturities of long-term debt	(216.0)	(164.7)
Accounts payable	(146.1)	(119.8)
Other current liabilities	(519.0)	(455.4)

Total current liabilities	(881.1)	(739.9)

Total working capital	$884.4	$936.2

Cash and cash equivalents as of 2010 year end totaled $572.2 million as compared to $699.4 million at the end of 2009. The $127.2 million decrease in cash and cash equivalents is primarily due to the funding of new loans originated by SOC, the January 2010 repayment of $150 million of floating rate debt upon its maturity and the fourth quarter 2010 funding of a $48.0 million discretionary cash contribution to the company’s domestic pension plans. These decreases to cash and cash equivalents were partially offset by $247.7 million of proceeds, net of $1.6 million of transaction costs, from the December 2010 issuance of $250 million of unsecured 4.25% long-term notes at a discount; Snap-on is using the proceeds from the sale of these notes for general corporate purposes, which may include working capital, capital expenditures, repayment of all or a portion of the company’s $200 million of 6.25% unsecured notes maturing on August 15, 2011, the financing of finance and contract receivables related to SOC, and possible acquisitions.

Trade and other accounts receivable – net as of 2010 year end of $443.3 million increased $28.9 million from 2009 year-end levels. Excluding $6.5 million of foreign currency translation impacts, trade and other accounts receivable – net increased $35.4 million from 2009 levels primarily due to higher sales. Days sales outstanding (year-end trade and other accounts receivable – net divided by full-year sales, times 360 days) at 2010 year end was 61 days as compared to 63 days at 2009 year end.

2010 ANNUAL REPORT	47

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The current portions of net finance and contract receivables as of 2010 year end totaled $260.9 million as compared to $155.2 million last year. The long-term portions of net finance and contract receivables as of 2010 year end totaled $465.0 million as compared to $248.6 million last year. The combined $322.1 million increase in net current and long-term finance and contract receivables over year-end 2009 levels is primarily due to the growth of the company’s on- balance- sheet finance portfolio following the July 16, 2009 termination of the financial services joint venture agreement with CIT. Since July 16, 2009, Snap-on has been providing financing for the majority of new finance and contract receivables originated by SOC and the related receivables are included on the company’s balance sheet; prior to July 16, 2009, SOC sold most of its loan originations to CIT.

Inventories of $329.4 million as of 2010 year end increased $54.7 million from 2009 levels; excluding foreign currency translation impacts, inventories increased $55.6 million from 2009 year-end levels primarily due to increased production to support higher customer demand. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 4.7 turns and 4.1 turns as of 2010 and 2009 year end, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method as of 2010 and 2009 year end approximated 64% and 66% of total inventories, respectively. All other inventories are accounted for using the LIFO method. The company’s LIFO reserve was $68.4 million at both 2010 and 2009 year end.

Notes payable and current maturities of long-term debt of $216.0 million as of 2010 year end included $200 million of unsecured 6.25% notes that mature on August 15, 2011, and $16.0 million of other notes. Notes payable and current maturities of long-term debt of $164.7 million as of 2009 year end included $150 million of unsecured floating rate debt that matured, and was repaid with available cash, on January 12, 2010, and $14.7 million of other notes. As of 2009 year end, the $200 million of unsecured notes that mature on August 15, 2011, were included in “Long-term debt” on the accompanying Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the 2009 year-end balance sheet date.

Accounts payable as of 2010 year end of $146.1 million increased $26.3 million from 2009 levels; excluding foreign currency translation impacts, accounts payable increased $27.8 million from 2009 levels primarily due to higher levels of inventory to support increased customer demand.

Other accrued liabilities of $346.9 million and $301.4 million as of 2010 and 2009 year end, respectively, included $107.8 million and $81.5 million, respectively, of amounts withheld from CIT. Snap-on filed a notice of arbitration on January 8, 2010, concerning a dispute with CIT relating to various underpayments made during the course of their financial services joint venture, in which Snap-on alleged damages of approximately $115 million. As a result of the dispute, Snap-on has withheld certain amounts (totaling $107.8 million as of 2010 year end and $81.5 million as of 2009 year end) from payments made to CIT relating to SOC’s ongoing business activities. CIT filed its response denying Snap-on’s claim and asserting certain claims against Snap-on for other matters relating to the joint venture on January 29, 2010. CIT’s claims allege damages in excess of $110 million, the majority of which relates to returning the amounts withheld by Snap-on. Discovery in the CIT matter is ongoing, with arbitration scheduled for the second quarter of 2011. At this time, no determination can be made as to the likely outcome of this dispute. See “Part I, Item 3: Legal Proceedings” and Note 15 to the Consolidated Financial Statements.

Long-term debt of $954.8 million at 2010 year end included: (i) $100 million of unsecured 5.85% notes that mature in 2014; (ii) $150 million of unsecured 5.50% notes that mature in 2017; (iii) $250 million of unsecured 4.25% notes that mature in 2018; (iv) $200 million of unsecured 6.70% notes that mature in 2019; (v) $250 million of unsecured 6.125% notes that mature in 2021; and (vi) $4.8 million of other long-term debt.

Average commercial paper and notes payable outstanding were $15.1 million in 2010 and $15.2 million in 2009. The weighted-average interest rate on these instruments was 5.27% in 2010 and 6.94% in 2009. As of 2010 year end, the weighted-average interest rate on outstanding notes payable was 5.54% as compared to 5.34% as of 2009 year end.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012; as of 2010 year end, no amounts were outstanding under this revolving credit facility. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of 2010 year end, the company’s actual ratios of 0.46 and 2.80, respectively, were both within the permitted ranges as set forth in this financial covenant.

48	SNAP-ON INCORPORATED

Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit as of 2010 year end, including a $10 million line of credit that expires on July 26, 2011, and a $10 million line of credit that expires on August 28, 2011.

On December 14, 2010, Snap-on sold $250 million of fixed rate unsecured long-term notes at a discount. Interest on the notes, which mature in their entirety on January 15, 2018, accrues at a rate of 4.25% per year and is payable semi-annually beginning on July 15, 2011. Snap-on anticipates using the $247.7 million of proceeds from the sale of these notes, net of $1.6 million of transaction costs, for general corporate purposes, which may include working capital, capital expenditures, repayment of all or a portion of the company’s $200 million of 6.25% unsecured notes maturing on August 15, 2011, the financing of finance and contract receivables related to SOC, and possible acquisitions.

On October 1, 2010, Snap-on entered into a loan and servicing agreement that provides for aggregate revolving credit commitments in the principal amount of up to $100 million (subject to borrowing base requirements). The loan and servicing agreement, which supplements the company’s previously existing available credit facilities, allows Snap-on to secure borrowings of up to $100 million through the pledging of finance receivables under a third-party sponsored asset-backed commercial paper conduit facility. As of 2010 year end, no amounts were outstanding under this agreement. The agreement is currently scheduled to expire on September 30, 2011; however, the agreement may be renewed once each year for an additional 364-day term upon request by Snap-on and subsequent concurrence by the lenders.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility discussed above, Snap-on’s debt agreements and credit facilities, including the October 1, 2010 loan and servicing agreement, also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of 2010 year end, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

Snap-on believes that it has sufficient available cash and committed and uncommitted lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facilities and committed lines of credit. If the need were to arise, Snap-on believes that it could access short-term debt markets, predominantly through commercial paper issuances, existing lines of credit and securitizations (including its 2010 loan and servicing agreement discussed above), to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, in the future, may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include the August 15, 2011 repayment of $200 million of fixed rate debt upon its maturity, funding of new loans originated by SOC, the possible resolution of the dispute with CIT discussed above, funding for capital expenditures and restructuring activities, payments of dividends and interest, and funding for share repurchases, if any. Snap-on also expects to make contributions of $10.2 million to its foreign pension plans and $1.4 million to its domestic pension plans in 2011. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2011.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, securitizations and/or additional fixed-term debt.

The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flow.

Operating Activities

Net cash provided by operating activities was $140.4 million in 2010, $347.1 million in 2009 and $220.4 million in 2008. The lower net cash provided by operating activities in 2010 was primarily due to net changes in operating assets and liabilities as a result of higher sales and increased customer demand, including $116.6 million of higher trade, contract and other receivables and $55.2 million of increased inventories. The decrease in net cash provided by operating activities in 2010 also included a fourth quarter 2010 discretionary cash contribution of $48.0 million to the company’s domestic pension plans.

Depreciation expense was $48.7 million in 2010, $49.9 million in 2009 and $47.9 million in 2008. Amortization expense was $24.0 million in 2010, $24.7 million in 2009 and $24.1 million in 2008. See Note 6 to the Consolidated Financial Statements for information on acquired intangible assets.

2010 ANNUAL REPORT	49

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Following the July 16, 2009 acquisition of CIT’s ownership interest in SOC, Snap-on began presenting “Provisions for losses on finance receivables” on the Consolidated Statements of Cash Flow as part of “Net cash provided by operating activities.” The non-cash provision for loan losses on finance receivables totaled $13.9 million in 2010; for the period from July 16, 2009, to fiscal 2009 year end, the non-cash provision for loan losses on finance receivables totaled $6.2 million. Prior to July 16, 2009, the non-cash provisions for loan losses on finance receivables, which primarily related to the company’s international finance subsidiaries, are included in “(Increase) decrease in contract receivables;” prior period amounts were not restated as the amounts were not significant, individually or in the aggregate, to Snap-on’s Consolidated Statements of Cash Flow.

The Consolidated Statements of Cash Flow also reflect, beginning in 2010, the “Provision for losses on non-finance receivables.” The non-cash provision for losses on non-finance receivables totaled $20.5 million in 2010. Prior to 2010, the provisions for losses on non-finance receivables are included in “(Increase) decrease in trade and other accounts receivable” and “(Increase) decrease in contract receivables” as part of “Net cash provided by operating activities;” prior year amounts were not restated as the amounts were not significant, individually or in the aggregate, to Snap-on’s Consolidated Statements of Cash Flow. See Note 3 to the Consolidated Financial Statements for further information on receivables.

Investing Activities

Net cash used by investing activities of $303.0 million in 2010 included additions to, and collections of, finance receivables of $497.6 million and $245.2 million, respectively. Following the termination of CIT’s ownership interest in SOC on July 16, 2009, Snap-on began presenting “Additions to finance receivables” and “Collections of finance receivables” on the Consolidated Statements of Cash Flow as part of “Net cash used by investing activities.” Finance receivables are comprised of extended-term installment loans to technicians (i.e. franchisees’ customers) to enable them to purchase tools, diagnostics and equipment on an extended-term payment plan, generally with average payment terms of 32 months. For financial statement periods prior to July 16, 2009, the net additions and collections of finance receivables, which primarily related to the company’s international finance subsidiaries, are included in “(Increase) decrease in contract receivables;” prior period amounts were not restated as the amounts were not significant, individually or in the aggregate, to Snap-on’s Consolidated Statements of Cash Flow.

Capital expenditures in 2010, 2009 and 2008 totaled $51.1 million, $64.4 million and $73.9 million, respectively. Capital expenditures in 2010 included continued spending to support the company’s strategic growth initiatives, including the expansion of manufacturing capabilities in lower-cost regions and emerging growth markets. Capital spending in 2010 also included spending to enhance the company’s corporate headquarters and research and development facilities in Kenosha, Wisconsin. Capital expenditures in all three years included higher levels of efficiency and cost-reduction capital investments, including the installation of new production equipment and machine tooling to enhance manufacturing and distribution operations, as well as provide ongoing replacements of manufacturing and distribution equipment. Capital spending over the last three years also included spending for the replacement and enhancement of the company’s existing global enterprise resource planning (ERP) management information systems. Capital expenditures in 2009 also included the accelerated expansion of manufacturing capabilities in lower-cost regions and emerging growth markets. Capital expenditures in 2009 and 2008 included spending for the construction of a new headquarters and research and development facility for the company’s automotive parts and service information business in Richfield, Ohio. Snap-on believes that its cash generated from operations, as well as its available cash on hand and funds available from its credit facilities will be sufficient to fund the company’s capital expenditure requirements in 2011.

Snap-on acquired the remaining 40% interest in Wanda Snap-on, the company’s tool manufacturing operation in Xiaoshan, China, on April 6, 2010, for a purchase price of $7.7 million and $0.1 million of transaction costs. Snap-on acquired the initial 60% interest in Wanda Snap-on for a cash purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs, on March 5, 2008. The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions. On July 1, 2010, Wanda Snap-on was renamed Snap-on Asia Manufacturing (Zhejiang) Co., Ltd. See Note 2 to the Consolidated Financial Statements for additional information.

Snap-on terminated its SOC financial services operating agreement with CIT on July 16, 2009, and subsequently purchased, pursuant to the terms of the joint venture agreement, CIT’s 50%-ownership interest in SOC for a cash purchase price of $8.1 million. The $8.1 million purchase price represented the book value, and approximated the fair value, of CIT’s ownership interest in SOC as of the acquisition date. See Note 2 to the Consolidated Financial Statements for additional information.

50	SNAP-ON INCORPORATED

Financing Activities

Net cash provided by financing activities was $34.8 million in 2010. On December 14, 2010, Snap-on sold $250 million of unsecured 4.25% long-term notes at a discount; Snap-on is using the $247.7 million of proceeds from the sale of these notes, net of $1.6 million of transaction costs, for general corporate purposes, which may include working capital, capital expenditures, repayment of all or a portion of the company’s $200 million 6.25% unsecured notes maturing on August 15, 2011, the financing of finance and contract receivables related to SOC, and possible acquisitions. On January 12, 2010, Snap-on repaid $150 million of unsecured floating rate debt upon its maturity with available cash.

On February 24, 2009, Snap-on sold $300 million of unsecured fixed rate notes consisting of $100 million of unsecured 5.85% notes that mature in 2014, and $200 million of unsecured 6.70% notes that mature in 2019. On August 14, 2009, Snap-on sold $250 million of unsecured 6.125% long-term notes that mature in 2021. Snap-on is using, and has used, the $545.9 million of proceeds from the sale of these notes, net of $4.1 million of transaction costs, for general corporate purposes, including the funding of receivables contracts originated by SOC and the January 12, 2010 repayment of $150 million of floating rate debt.

Proceeds from stock purchase plans and stock option exercises totaled $23.7 million in 2010. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options and other corporate purposes. In 2010, Snap-on repurchased 152,000 shares of its common stock for $8.7 million under its previously announced share repurchase programs. As of 2010 year end, Snap-on had remaining availability to repurchase up to an additional $159.4 million in common stock pursuant to its Board of Directors’ (“Board”) authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on did not repurchase any shares of its common stock in 2009; Snap-on repurchased 1,230,000 shares of its common stock for $69.8 million in 2008. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s share repurchases, if any, in 2011.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends paid in 2010, 2009 and 2008 totaled $71.3 million, $69.0 million and $69.7 million, respectively. On November 4, 2010, the company announced that its Board increased the quarterly cash dividend by 6.7% to $0.32 per share ($1.28 per share per year). Quarterly dividends declared in 2010 were $0.32 per share in the fourth quarter and $0.30 per share in the first three quarters ($1.22 per share for the year). Quarterly dividends in 2009 and 2008 were $0.30 per share ($1.20 per share for each year).

	2010	2009	2008
Cash dividends paid per common share	$1.22	$1.20	$1.20
Cash dividends paid as a percent of prior-year retained earnings	4.7%	4.7%	5.4%

Snap-on believes that its cash generated from operations, available cash on hand and funds available from its credit facilities will be sufficient to pay dividends in 2011.

Off-Balance-Sheet Arrangements

Except as included below in the section labeled “Contractual Obligations and Commitments” and Note 15 to the Consolidated Financial Statements, the company had no off-balance-sheet arrangements as of 2010 year end.

2010 ANNUAL REPORT	51

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Obligations and Commitments

A summary of Snap-on’s future contractual obligations and commitments as of 2010 year end are as follows:

(Amounts in millions)	Total	2011	2012-2013	2014-2015	2016 and thereafter
Contractual obligations:
Notes payable and current maturities of long-term debt	$216.0	$216.0	$–	$–	$–
Long-term debt	954.8	–	–	100.0	854.8
Interest on fixed rate debt	423.6	61.2	106.9	96.1	159.4
Operating leases	92.4	26.1	35.5	16.8	14.0
Capital leases	28.4	2.4	4.7	3.8	17.5
Purchase obligations	2.3	1.8	0.5	–	–

Total	$1,717.5	$307.5	$147.6	$216.7	$1,045.7

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

Snap-on is and has been engaged in the handling, manufacture, use and disposal of many substances classified as hazardous or toxic by one or more regulatory agencies. Snap-on believes that, as a general matter, its handling, manufacture, use and disposal of these substances are in accordance with environmental laws and regulations. It is possible, however, that future knowledge or other developments, such as improved capability to detect substances in the environment or increasingly strict environmental laws and standards and enforcement policies, could bring into question the company’s handling, manufacture, use or disposal of these substances.

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

The company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements.

52	SNAP-ON INCORPORATED

Snap-on considers the following policies and estimates to be the most critical in understanding the judgments that are involved in the preparation of the company’s consolidated financial statements and the uncertainties that could impact the company’s financial position, results of operations and cash flows.

Revenue Recognition: Snap-on recognizes revenue from the sale of tools, diagnostics and equipment solutions when contract terms are met, collectability is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer. For sales contingent upon customer acceptance or product installation, revenue recognition is deferred until such obligations are fulfilled. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and gross profit margin adjusted for known trends. Provisions for customer volume rebates, discounts and allowances are also recorded as a reduction of reported revenues at the time of sale based on historical experience and known trends. Revenue related to maintenance and subscription agreements is recognized over the terms of the respective agreements.

Snap-on also recognizes revenue related to multiple element arrangements, including sales of software and software-related services. When a sales arrangement contains multiple elements, such as hardware and software products and/or services, Snap-on uses estimates of fair value for hardware elements and vendor specific objective evidence (“VSOE”) of fair value for software elements to allocate revenue to each element based on its relative fair value and, when necessary, uses the residual method to assign value to the delivered elements when VSOE only exists for the undelivered elements. The amount assigned to future delivery of products or services is recognized when the product is delivered and/or when the services are performed. In instances where the product and/or services are performed over an extended period, as is the case with subscription agreements or the providing of ongoing support, revenue is generally recognized on a straight-line basis over the term of the applicable agreement, which generally ranges from 12 to 60 months.

Franchise fee revenue, including nominal, non-refundable initial and ongoing monthly fees (primarily for sales and business training and marketing and product promotion programs), is recognized as the fees are earned.

Financial Services Revenue: Snap-on also generates revenue from various financing programs that include (i) loans to franchisees’ customers and Snap-on’s industrial and other customers for the purchase or lease of tools, equipment and diagnostics products on an extended term payment plan; and (ii) business loans and vehicle leases to franchisees. These financing programs are offered through Snap-on’s wholly-owned finance subsidiaries. Financial services revenue consists of installment contract revenue and franchisee loan receivable revenue. For periods prior to July 16, 2009, financial services revenue also included gains from SOC’s sales of originated contracts to CIT. The decision to finance through Snap-on or another financing entity is solely at the election of the customer. When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. For finance and contract receivables, Snap-on assesses these factors through the use of credit quality indicators consisting of consumer credit risk scores combined with internal credit risk grades, collection experience and other internal metrics.

Prior to July 16, 2009, SOC substantially sold all of its loan originations to CIT on a limited recourse basis; SOC retained the right to service such loans for a contractual servicing fee. Contractual servicing fees were $4.9 million in 2010, $8.3 million in 2009 and $9.2 million in 2008.

Snap-on’s international finance subsidiaries own the loans originated through their financing programs; loans originated by SOC subsequent to July 16, 2009, and loans retained by SOC prior to July 16, 2009, are also owned by Snap-on. Revenue from interest income on the on-book financing portfolio is recognized over the life of the contracts, with interest computed on the average daily balances of the underlying contracts.

Impairment of Goodwill and Other Indefinite-lived Intangible Assets: Goodwill and other indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Annual impairment tests are performed by the company in the second quarter of each year.

Snap-on evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. Estimated cash flows and related goodwill are grouped at the reporting unit level. The company has determined that its reporting units for testing goodwill impairment are its operating segments or components of an operating segment that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. Within its four reportable operating segments, the company has identified 11 reporting units.

2010 ANNUAL REPORT	53

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Snap-on evaluates the recoverability of goodwill by utilizing an income approach that estimates the fair value of the future discounted cash flows of the reporting units to which the goodwill relates. The future projections, which are based on both past performance and the projections and assumptions used in the company’s current and long range operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, capital expenditures, working capital levels, the benefits of recent acquisitions and expected synergies, and a weighted-average cost of capital that reflects the specific risk profile of the reporting unit being tested. The company’s methodologies for valuing goodwill are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2010 impairment calculations were evaluated in light of current market and business conditions. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the reporting units’ projections of future operating results and cash flows and replicates how market participants would value the company’s reporting units in an orderly transaction.

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

Snap-on also evaluates the recoverability of its indefinite-lived trademarks by utilizing an income approach that estimates the fair value of the future discounted cash flows of each of its trademarks. The future projections, which are based on both past performance and the projections and assumptions used in the company’s current and long range operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth and royalty rates, expected synergies, and a weighted-average cost of equity that reflects the specific risk profile of the trademark being tested. The company’s methodologies for valuing trademarks are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2010 impairment calculations were evaluated in light of current market and business conditions. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the trademarks’ projected future cash flows and replicates how market participants would value the company’s trademarks in an orderly transaction.

Snap-on did not recognize any impairment on its goodwill or other indefinite-lived intangible assets in 2010, 2009 or 2008. Inherent in fair value determinations are significant judgments and estimates, including material assumptions about future revenue, profitability and cash flows, the company’s operational plans and its interpretation of current economic indicators. Should the operations of the businesses with which goodwill or other indefinite-lived intangible assets are associated incur significant declines in profitability and cash flow due to significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key customers, and/or changes in technology or markets, some or all of the recorded goodwill or other indefinite-lived intangible assets could be subject to impairment and could result in a material adverse effect on Snap-on’s financial position or results of operations.

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2010, the results of which did not result in any impairment. Although the company consistently uses the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. In performing its annual impairment testing the company performed a sensitivity analysis on the material assumptions used in the discounted cash flow valuation models for each of its 11 reporting units. Based on the company’s second quarter 2010 impairment testing and assuming a hypothetical 10% decrease in the estimated fair values of each of its 11 reporting units, the hypothetical fair value of each of the company’s 11 reporting units would have been greater than its carrying value. See Note 6 to the Consolidated Financial Statements for further information about goodwill and other intangible assets.

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

54	SNAP-ON INCORPORATED

Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key customers and/or changes in technology or markets, could require a provision for impairment in a future period.

Allowances for Doubtful Accounts: Snap-on maintains allowances for doubtful accounts to absorb probable losses inherent in its portfolio of receivables. The allowances for doubtful accounts represent management’s estimate of the losses inherent in the company’s receivables portfolio based on ongoing assessments and evaluations of collectability and historical loss experience. In estimating losses inherent in each of its receivable portfolios (trade, finance and contract receivables), Snap-on uses historical loss experience rates by portfolio and applies them to a related aging analysis. Determination of the proper level of allowances by portfolio requires management to exercise significant judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net income. The allowances for doubtful accounts takes into consideration numerous quantitative and qualitative factors, by loan type, including historical loss experience, portfolio duration, collection experience, delinquency trends, economic conditions and credit risk quality as follows:

•

Snap-on evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect the customers’ ability to pay. These factors may include customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.

•

For finance and contract receivables, Snap-on assesses quantitative and qualitative factors through the use of credit quality indicators consisting primarily of customer credit risk scores combined with internal credit risk grades, collection experience and other internal metrics as follows:

o

Credit risk – Personal credit risk is monitored regularly on an account by account basis through customer credit scores obtained from major credit bureaus as well as through the use of internal proprietary, custom scoring models used to evaluate each transaction at the time of the application for credit and by periodically updating those credit scores for ongoing monitoring purposes. In addition, Snap-on evaluates credit quality through the use of a loan risk grading measurement system that provides a framework to analyze the finance and contract receivables on the basis of risk factors of the individual obligor as well as transaction specific risk.

o

Collection experience – Snap-on conducts monthly reviews of credit and collection performance for each of its finance and contract receivable portfolios focusing on data such as delinquency trends, non-performing assets, charge-off and recovery activity. These reviews allow for the formulation of collection strategies and potential collection policy modifications in response to changing risk profiles in the finance and contract receivable portfolios.

o

Other internal metrics – Snap-on maintains a system that aggregates credit exposure by customer, industry, risk classification and geographical area, among other factors, to further monitor changing risk profiles.

Management performs detailed reviews of its receivables on a monthly and/or quarterly basis to assess the adequacy of the allowances based on historical and current trends and other factors affecting credit losses and to determine if any impairment has occurred. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the loan agreement. In circumstances where the company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are maintained through adjustments to the provision for credit losses, which are charged to current period earnings; amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously charged-off accounts increase the allowances. Net charge-offs include the principal amount of losses charged off as well as charged-off interest and fees. Recovered interest and fees previously charged-off are recorded through the allowances for doubtful accounts. Finance receivables are assessed for charge-off when an account becomes 120 days past due and are charged-off typically within 60 days of asset repossession. Contract receivables related to equipment leases are generally charged-off when an account becomes 150 days past due while contract receivables related to franchise finance and van leases are generally charged off up to 180 days past the asset return. For finance and contract receivables, customer bankruptcies are generally charged-off upon notification that the associated debt is not being reaffirmed, or, in any event, no later than 180 days past due.

2010 ANNUAL REPORT	55

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Snap-on does not believe that trade accounts, finance or contract receivables represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. See Note 3 to the Consolidated Financial Statements for further information on allowances for doubtful accounts.

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

Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected rate of return assumption for Snap-on’s domestic pension plan assets by 50 basis points would have increased Snap-on’s 2010 domestic pension expense by approximately $3.2 million. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its domestic plan assets.

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans. The methodology for selecting the discount rate as of 2010 year end was to match the plan’s cash flows to that of a theoretical bond portfolio yield curve that provides the equivalent yields on zero-coupon bonds with an AA rating or better for each maturity. The selection of the 5.3% weighted-average discount rate for Snap-on’s domestic pension plans represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 basis points would have increased Snap-on’s 2010 domestic pension expense and projected benefit obligation by approximately $4.8 million and $49.2 million, respectively. At 2010 year end, Snap-on’s domestic projected benefit obligation comprised approximately 82% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 5.3% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 basis points would have increased Snap-on’s 2010 foreign pension expense and projected benefit obligation by approximately $1.6 million and $16.8 million, respectively.

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

Postretirement Benefits: Snap-on’s postretirement benefits obligation and related expense are calculated in accordance with U.S. GAAP and are impacted by certain actuarial assumptions, including health care trend rates. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $2.3 million and the combined annual service and interest cost by $0.1 million. A corresponding decrease of one percentage point would decrease the accumulated postretirement benefit by $2.0 million and the combined annual service and interest cost by $0.1 million. See Note 12 to the Consolidated Financial Statements for further information on postretirement plans.

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

56	SNAP-ON INCORPORATED

In addition, the company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The company records accruals for the estimated outcomes of these audits and the accruals may change in the future due to new developments in each matter. See Note 8 to the Consolidated Financial Statements for further information on income taxes.

Outlook

Snap-on anticipates continuing with its planned strategic investments in 2011, including further expansion in emerging growth markets. As a result, capital expenditures are anticipated to be in a range of $55 million to $65 million. Snap-on also expects to incur $11 million of higher year-over-year pension expense in 2011 largely due to the amortization of investment losses incurred in 2008 related to its domestic pension plan assets. Interest expense on the $250 million of senior notes issued in December 2010 will approximate $2.7 million per quarter in 2011. Snap-on anticipates that its full year 2011 effective income tax rate will approximate 33.0%.

2010 ANNUAL REPORT	57

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Market, Credit and Economic Risks

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. Snap-on is exposed to market risk from changes in both foreign currency exchange rates and interest rates. Snap-on monitors its exposure to these risks and attempts to manage the underlying economic exposures through the use of financial instruments such as foreign currency forward contracts, interest rate swap agreements and treasury lock agreements. Snap-on does not use derivative instruments for speculative or trading purposes. Snap-on’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole. Snap-on’s management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks.

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

Interest Rate Risk Management

Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities through the use of interest rate swap agreements. Treasury lock agreements are used to manage potential changes in interest rates in anticipation of the issuance or sale of certain financial instruments. See Note 10 to the Consolidated Financial Statements for information on interest rate risk management.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of 2010 year end was $5.4 million on interest rate-sensitive financial instruments and $0.4 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Credit risk is also monitored regularly through the use of internal proprietary, custom scoring models used to evaluate each transaction at the time of the application for credit and by periodically updating those credit scores for ongoing monitoring purposes. Snap-on evaluates credit quality through the use of an internal proprietary measuring system that provides a framework to analyze finance and contract receivables on the basis of risk factors of the individual obligor as well as transaction specific risk. Loans that have been granted are typically monitored through an asset quality review process that closely monitors past due accounts and initiates a progressive collection action process when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van loans sold by SOC; as of 2010 year end, $15.9 million of franchisee van loans contain a recourse provision to Snap-on if the loans become more than 90 days past due.

58	SNAP-ON INCORPORATED

Counterparty Risk

Snap-on is exposed to credit losses in the event of non-performance by the counterparties to various financial agreements, including its foreign currency forward contracts, interest rate swap agreements and treasury lock agreements. Snap-on does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparties and enters into agreements only with financial institution counterparties with a credit rating of A- or better. Snap-on does not anticipate non-performance by its counterparties, but cannot provide assurances.

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

Commodity Risk

Snap-on is a purchaser of certain commodities such as steel, natural gas and electricity. The company is also a purchaser of components and parts that are integrated into the company’s end products, as well as the purchaser of certain finished goods, all of which may contain various commodities including steel, aluminum and others. Snap-on’s supply of raw materials and purchased components are generally and readily available from numerous suppliers.

The principal raw material used in the manufacture of the company’s products is steel, which the company’s purchases in competitive, price-sensitive markets. To meet Snap-on’s high quality standards, the company’s steel needs range from specialized alloys, which are available only from a limited group of approved suppliers, to commodity types of alloys. These raw materials have historically exhibited price and demand cyclicality. Some of these materials have been, and in the future may be, in short supply. As some steel alloys require specialized manufacturing procedures, Snap-on could experience inventory shortages if it were required to use an alternative manufacturer on short notice. Additionally, unexpected price increases could result in higher prices to Snap-on’s customers or an erosion of the margins on its products.

Snap-on believes its ability to sell product is also dependent on the number of vehicles on the road, the number of miles driven and the general aging of vehicles. These factors affect the frequency, type and amount of service and repair performed on vehicles by technicians, and therefore affect the demand for the number of technicians, the prosperity of the technicians and, subsequently, the demand the technicians have for the company’s tools, other products and services, and the value they place on those products and services. To the extent that the prices of gasoline and other petroleum-based fuels increase, consumers may turn to other methods of transportation, including more frequent use of public transportation. A decrease in the use of privately operated vehicles may lead to fewer repairs and less demand for the company’s products.

To the extent that commodity prices increase and the company does not have firm pricing agreements with its suppliers, the company may experience margin declines to the extent that it is not able to increase the selling prices of its products.

Item 8: Financial Statements and Supplementary Data

The financial statements and schedules are listed on page 64 and are incorporated by reference in this Item 8.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

2010 ANNUAL REPORT	59

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 1, 2011. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of January 1, 2011, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended January 1, 2011, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, the company’s management believes that, as of January 1, 2011, our internal control over financial reporting was effective at a reasonable assurance level. The company’s internal control over financial reporting as of January 1, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

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

60	SNAP-ON INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Snap-on Incorporated:

We have audited the internal control over financial reporting of Snap-on Incorporated and subsidiaries (the “Company”) as of January 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 1, 2011, of the Company and our report dated February 17, 2011, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin February 17, 2011

2010 ANNUAL REPORT	61

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Incorporated by reference to sections entitled “Item 1: Election of Directors,” “Corporate Governance Practices and Board Information” and “Other Information” in Snap-on’s 2011 Annual Meeting Proxy Statement, which is expected to be mailed to shareholders on or about March 9, 2011 (the “2011 Proxy Statement”).

The Section 16(a) filing compliance disclosure pursuant to Item 405 of Regulation S-K is contained in Snap-on’s 2011 Proxy Statement in the section entitled “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The executive officers of Snap-on, their ages, and their titles as of January 1, 2011, and positions held during the last five years are listed below.

Nicholas T. Pinchuk (64) – Chairman of the Board of Directors since April 2009, President and Chief Executive Officer since December 2007 and President and Chief Operating Officer from April to December 2007. Senior Vice President and President – Worldwide Commercial & Industrial Group from 2002 to 2007. Prior to joining Snap-on, Mr. Pinchuk held various positions, including President of Global Refrigeration Operations and President of Asia Pacific Operations, at Carrier Corporation, a producer of air conditioning, heating and refrigeration systems, and a subsidiary of United Technologies Corporation. Mr. Pinchuk serves on the board of directors of Columbus McKinnon Corporation.

Aldo J. Pagliari (56) – Senior Vice President – Finance and Chief Financial Officer since March 2010. President – Snap-on Equipment from 2007 to March 2010, and Group Controller / Director of Finance – Commercial & Industrial Group from 2002 to 2007.

Iain Boyd (48) – Vice President – Human Resources since 2007. Vice President, Human Resources – Snap-on Tools Group from 2004 to 2007.

Constance R. Johnsen (53) – Vice President and Controller since 2003.

Thomas L. Kassouf (58) – Senior Vice President and President – Snap-on Tools Company LLC since April 2010. Senior Vice President and President – Commercial Division from December 2007 to April 2010. President – Commercial Group from April 2007 to December 2007, and President – Equipment Worldwide from 2003 to April 2007.

Jeanne M. Moreno (56) – Vice President and Chief Information Officer since 2005.

Irwin M. Shur (52) – Vice President, General Counsel and Secretary since 2008. Prior to joining Snap-on, Mr. Shur was Vice President and General Counsel of Enodis plc, a manufacturer of equipment for the commercial foodservice industry.

Thomas J. Ward (58) – Senior Vice President and President – Repair Systems & Information Group since April 2010. Senior Vice President and President – Snap-on Tools Company LLC from 2007 to April 2010. Senior Vice President and President – Diagnostics & Information Group from 2005 to 2007.

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

62	SNAP-ON INCORPORATED

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

Item 11: Executive Compensation

The information required by Item 11 is contained in Snap-on’s 2011 Proxy Statement in the sections entitled “Executive Compensation,” “Board Compensation,” “Compensation Committee Report,” and “Other Information” and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is contained in Snap-on’s 2011 Proxy Statement in the sections entitled “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” “Other Information” and “Item 3: Approval of the Snap-on Incorporated 2011 Incentive Stock and Awards Plan – Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the sections entitled “Corporate Governance Practices and Board Information – Board Information” and “Other Information – Transactions with the Company” in Snap-on’s 2011 Proxy Statement.

Item 14: Principal Accounting Fees and Services

Incorporated by reference to the section entitled “Deloitte & Touche LLP Fee Disclosure” in Snap-on’s 2011 Proxy Statement.

2010 ANNUAL REPORT	63

PART IV

Item 15: Exhibits, Financial Statement Schedules

Item 15(a): Documents Filed as Part of This Report:

1. List of Financial Statements

Unless otherwise indicated, references in the accompanying financial statements and notes to “fiscal 2010” or “2010” refer to the fiscal year ended January 1, 2011; references to “fiscal 2009” or “2009” refer to the fiscal year ended January 2, 2010; and references to “fiscal 2008” or “2008” refer to the fiscal year ended January 3, 2009. References in the accompanying financial statements and notes to 2010, 2009 and 2008 year end refer to January 1, 2011, January 2, 2010, and January 3, 2009, respectively.

The following consolidated financial statements of Snap-on and the Report of Independent Registered Public Accounting Firm thereon, are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Earnings for the 2010, 2009 and 2008 fiscal years.

•	Consolidated Balance Sheets as of 2010 and 2009 year end.

•	Consolidated Statements of Shareholders’ Equity for the 2010, 2009 and 2008 fiscal years.

•	Consolidated Statements of Comprehensive Income for the 2010, 2009 and 2008 fiscal years.

•	Consolidated Statements of Cash Flow for the 2010, 2009 and 2008 fiscal years.

•	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3. List of Exhibits

The exhibits filed with or incorporated by reference in this report are as specified in the exhibit index included herein.

64	SNAP-ON INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Snap-on Incorporated:

We have audited the accompanying consolidated balance sheets of Snap-on Incorporated and subsidiaries (the “Company”) as of January 1, 2011, and January 2, 2010, and the related consolidated statements of earnings, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended January 1, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Snap-on Incorporated and subsidiaries as of January 1, 2011, and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin February 17, 2011

2010 ANNUAL REPORT	65

Consolidated Statements of Earnings

(Amounts in millions, except per share data)	2010	2009	2008
Net sales	$2,619.2	$2,362.5	$2,853.3
Cost of goods sold	(1,408.1)	(1,304.9)	(1,568.7)

Gross profit	1,211.1	1,057.6	1,284.6
Operating expenses	(894.1)	(824.4)	(933.1)

Operating earnings before financial services	317.0	233.2	351.5

Financial services revenue	62.3	58.3	81.4
Financial services expenses	(47.9)	(40.8)	(44.1)

Operating earnings from financial services	14.4	17.5	37.3

Operating earnings	331.4	250.7	388.8
Interest expense	(54.8)	(47.7)	(33.8)
Other income (expense) – net	0.8	2.3	2.8

Earnings before income taxes and equity earnings	277.4	205.3	357.8
Income tax expense	(87.6)	(62.7)	(117.8)

Earnings before equity earnings	189.8	142.6	240.0
Equity earnings, net of tax	3.2	1.1	3.6

Net earnings	193.0	143.7	243.6
Net earnings attributable to noncontrolling interests	(6.5)	(9.5)	(6.9)

Net earnings attributable to Snap-on Incorporated	$186.5	$134.2	$236.7

Net earnings per share attributable to Snap-on Incorporated:
Basic	$3.22	$2.33	$4.12
Diluted	3.19	2.32	4.07

Weighted-average shares outstanding:
Basic	58.0	57.7	57.5
Effect of dilutive options	0.4	0.2	0.6

Diluted	58.4	57.9	58.1

See Notes to Consolidated Financial Statements

66	SNAP-ON INCORPORATED

Consolidated Balance Sheets

	Year End
(Amounts in millions, except share data)	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$572.2	$699.4
Trade and other accounts receivable – net	443.3	414.4
Finance receivables – net	215.3	122.3
Contract receivables – net	45.6	32.9
Inventories – net	329.4	274.7
Deferred income tax assets	87.0	69.5
Prepaid expenses and other assets	72.7	62.9

Total current assets	1,765.5	1,676.1
Property and equipment – net	344.0	347.8
Deferred income tax assets	91.5	88.2
Long-term finance receivables – net	345.7	177.9
Long-term contract receivables – net	119.3	70.7
Goodwill	798.4	814.3
Other intangibles – net	192.8	206.2
Other assets	72.2	66.2

Total assets	$3,729.4	$3,447.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$216.0	$164.7
Accounts payable	146.1	119.8
Accrued benefits	45.0	48.7
Accrued compensation	86.7	64.8
Franchisee deposits	40.4	40.5
Other accrued liabilities	346.9	301.4

Total current liabilities	881.1	739.9
Long-term debt	954.8	902.1
Deferred income tax liabilities	94.4	97.8
Retiree health care benefits	59.6	60.7
Pension liabilities	246.1	255.9
Other long-term liabilities	89.0	85.4

Total liabilities	2,325.0	2,141.8

Commitments and contingencies (Note 15)

Shareholders’ equity
Shareholders’ equity attributable to Snap-on Incorporated
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,300,630 and 67,265,454 shares)	67.3	67.3
Additional paid-in capital	169.2	154.4
Retained earnings	1,644.1	1,528.9
Accumulated other comprehensive loss	(104.8)	(68.4)
Treasury stock at cost (9,119,085 and 9,520,405 shares)	(387.3)	(392.2)

Total shareholders’ equity attributable to Snap-on Incorporated	1,388.5	1,290.0
Noncontrolling interests	15.9	15.6

Total shareholders’ equity	1,404.4	1,305.6

Total liabilities and shareholders’ equity	$3,729.4	$3,447.4

See Notes to Consolidated Financial Statements

2010 ANNUAL REPORT	67

Consolidated Statements of Shareholders’ Equity

	Shareholders’ equity attributable to Snap-on Incorporated
(Amounts in millions, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Shareholders’ Equity

Balance at December 29, 2007	$67.1	$137.9	$1,296.7	$142.8	$(364.4)	$17.3	$1,297.4
Net earnings for 2008 (excludes $0.6 million of net loss attributable to the redeemable noncontrolling interest)	–	–	236.7	–	–	7.5	244.2
Foreign currency translation	–	–	–	(130.3)	–	–	(130.3)
Change in cash flow hedges, net of tax of $0.1 million	–	–	–	(1.5)	–	(1.4)	(2.9)
Change in pension and postretirement plans, net of tax of $70.3 million	–	–	–	(117.9)	–	–	(117.9)
Cash dividends – $1.20 per share	–	–	(69.7)	–	–	–	(69.7)
Dividend reinvestment plan and other	–	1.3	–	0.4	–	(5.4)	(3.7)
Stock compensation plans	0.1	10.9	–	–	40.8	–	51.8
Share repurchases – 1,230,000 shares	–	–	–	–	(69.8)	–	(69.8)
Tax benefit from certain stock options	–	5.4	–	–	–	–	5.4

Balance at January 3, 2009	67.2	155.5	1,463.7	(106.5)	(393.4)	18.0	1,204.5
Net earnings for 2009 (excludes $1.0 million of net loss attributable to the redeemable noncontrolling interest)	–	–	134.2	–	–	10.5	144.7
Foreign currency translation	–	–	–	67.9	–	–	67.9
Change in cash flow hedges	–	–	–	2.2	–	1.2	3.4
Change in pension and postretirement plans, net of tax of $17.6 million	–	–	–	(32.0)	–	–	(32.0)
Cash dividends – $1.20 per share	–	–	(69.0)	–	–	–	(69.0)
Dividend reinvestment plan and other	0.1	1.4	–	–	–	(6.0)	(4.5)
Purchase of noncontrolling interest	–	–	–	–	–	(8.1)	(8.1)
Stock compensation plans	–	(1.8)	–	–	1.2	–	(0.6)
Tax deficiency from certain stock options	–	(0.7)	–	–	–	–	(0.7)

Balance at January 2, 2010	67.3	154.4	1,528.9	(68.4)	(392.2)	15.6	1,305.6
Net earnings for 2010 (excludes $0.3 million of net loss attributable to the redeemable noncontrolling interest)	–	–	186.5	–	–	6.8	193.3
Foreign currency translation	–	–	–	(24.7)	–	–	(24.7)
Change in cash flow hedges	–	–	–	2.1	–	–	2.1
Change in pension and postretirement plans, net of tax of $7.8 million	–	–	–	(13.8)	–	–	(13.8)
Cash dividends – $1.22 per share	–	–	(71.3)	–	–	–	(71.3)
Dividend reinvestment plan and other	–	1.4	–	–	–	(6.5)	(5.1)
Stock compensation plans	–	17.2	–	–	13.6	–	30.8
Share repurchases – 152,000 shares	–	–	–	–	(8.7)	–	(8.7)
Tax benefit from certain stock options	–	1.9	–	–	–	–	1.9
Purchase of redeemable noncontrolling interest	–	(5.7)	–	–	–	–	(5.7)

Balance at January 1, 2011	$67.3	$169.2	$1,644.1	$(104.8)	$(387.3)	$15.9	$1,404.4

See Notes to Consolidated Financial Statements

68	SNAP-ON INCORPORATED

Consolidated Statements of Comprehensive Income

(Amounts in millions)	2010	2009	2008
Comprehensive income
Net earnings	$193.0	$143.7	$243.6
Other comprehensive income (loss)
Foreign currency translation	(24.7)	67.9	(130.3)
Change in fair value of cash flow hedges, net of tax	2.1	3.4	(2.9)
Change in pension and postretirement plans, net of tax	(13.8)	(32.0)	(117.9)
Other	–	–	0.4

Total comprehensive income (loss)	156.6	183.0	(7.1)

Comprehensive income attributable to non-redeemable noncontrolling interest	(6.8)	(11.7)	(6.1)
Comprehensive loss attributable to redeemable noncontrolling interest	0.3	1.0	0.6

Comprehensive income (loss) attributable to Snap-on Incorporated	$150.1	$172.3	$(12.6)

See Notes to Consolidated Financial Statements

2010 ANNUAL REPORT	69

Consolidated Statements of Cash Flow

(Amounts in millions)	2010	2009	2008
Operating activities:
Net earnings	$193.0	$143.7	$243.6
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	48.7	49.9	47.9
Amortization of other intangibles	24.0	24.7	24.1
Provision for losses on finance receivables	13.9	6.2	–
Provision for losses on non-finance receivables	20.5	–	–
Stock-based compensation expense (income)	14.9	(3.0)	13.0
Excess tax benefits from stock-based compensation	(1.5)	–	(5.7)
Deferred income tax (benefit) provision	(18.0)	4.8	46.3
Loss (gain) on sale of assets	(0.2)	0.4	(0.7)
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in trade and other accounts receivable	(56.5)	52.4	32.5
(Increase) decrease in contract receivables	(60.1)	(33.8)	(5.4)
(Increase) decrease in inventories	(55.2)	98.4	(52.3)
(Increase) decrease in prepaid and other assets	(26.1)	14.1	(9.3)
Increase (decrease) in accounts payable	26.2	(7.1)	(43.7)
Increase (decrease) in accruals and other liabilities	16.8	(3.6)	(69.9)

Net cash provided by operating activities	140.4	347.1	220.4

Investing activities:
Additions to finance receivables	(497.6)	(265.5)	–
Collections of finance receivables	245.2	82.0	–
Capital expenditures	(51.1)	(64.4)	(73.9)
Acquisitions of businesses	(7.7)	(8.1)	(14.1)
Disposal of property and equipment	7.9	1.3	10.5
Other	0.3	13.0	(8.6)

Net cash used by investing activities	(303.0)	(241.7)	(86.1)

Financing activities:
Proceeds from issuance of long-term debt	247.7	545.9	–
Repayment of long-term debt	(150.0)	–	–
Proceeds from short-term borrowings	21.8	–	–
Repayments of short-term borrowings	(21.8)	–	–
Net increase (decrease) in short-term borrowings	(0.2)	1.7	(9.9)
Purchase of treasury stock	(8.7)	–	(69.8)
Proceeds from stock purchase and option plans	23.7	4.5	41.7
Cash dividends paid	(71.3)	(69.0)	(69.7)
Excess tax benefits from stock-based compensation	1.5	–	5.7
Other	(7.9)	(7.5)	(6.4)

Net cash provided (used) by financing activities	34.8	475.6	(108.4)

Effect of exchange rate changes on cash and cash equivalents	0.6	2.6	(3.1)

Increase (decrease) in cash and cash equivalents	(127.2)	583.6	22.8
Cash and cash equivalents at beginning of year	699.4	115.8	93.0

Cash and cash equivalents at end of year	$572.2	$699.4	$115.8

Supplemental cash flow disclosures:
Cash paid for interest	$(55.4)	$(36.4)	$(32.0)
Net cash paid for income taxes	(118.3)	(55.3)	(79.9)

See Notes to Consolidated Financial Statements

70	SNAP-ON INCORPORATED

Notes to Consolidated Financial Statements

Note 1: Summary of Accounting Policies

Principles of consolidation and presentation: The Consolidated Financial Statements include the accounts of Snap-on Incorporated (“Snap-on” or “the company”), and its wholly-owned and majority-owned subsidiaries.

Snap-on accounts for investments in unconsolidated affiliates where Snap-on has a greater than 20% but less than 50% ownership interest under the equity method of accounting. Investments in unconsolidated affiliates of $39.4 million as of 2010 year end and $37.7 million as of 2009 year end are included in “Other assets” on the accompanying Consolidated Balance Sheets. Equity investment dividends received in 2010 and 2008 totaled $2.0 million and $1.5 million, respectively; no equity investment dividends were received in 2009. In the normal course of business, the company may purchase products or services from unconsolidated affiliates. Purchases from unconsolidated affiliates were $19.2 million, $19.7 million and $22.2 million in 2010, 2009 and 2008, respectively. The Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated.

Snap-on realigned its management organization and, as a result, its reportable business segments, in the second quarter of 2010. The accompanying segment data has been restated to reflect these realignments. See Note 17 for information on Snap-on’s reportable business segments.

Snap-on Credit LLC (“SOC”) is the company’s financial services operation in the United States. Snap-on terminated its SOC financial services joint venture agreement with CIT Group Inc. (“CIT”) on July 16, 2009, and subsequently acquired, pursuant to the terms of the joint venture agreement, CIT’s 50%-ownership interest in SOC. As a result of acquiring CIT’s ownership interest, SOC became a wholly-owned subsidiary of Snap-on and Snap-on began providing financing for the majority of new loans originated by SOC; previously, substantially all of the loans originated by SOC were sold to CIT. Prior to July 16, 2009, SOC was a consolidated financial services joint venture, as Snap-on was the primary beneficiary of the joint venture agreement. See Notes 2 and 3 for further information on SOC.

The Consolidated Statements of Cash Flow reflect the “Provision for losses on finance receivables” originated by (i) SOC after July 16, 2009, and (ii) Snap-on’s wholly-owned international finance subsidiaries, as part of “Net cash provided by operating activities.” Subsequent to July 16, 2009, “Additions to finance receivables” and “Collections of finance receivables” are presented as part of “Net cash used by investing activities.” The non-cash provision for losses on finance receivables and the net additions and collections of finance receivables prior to July 16, 2009, which primarily related to the company’s wholly-owned international finance subsidiaries, are included in “(Increase) decrease in contract receivables” as part of “Net cash provided by operating activities;” these amounts were not restated as the amounts were not significant, individually or in the aggregate, to Snap-on’s Consolidated Statements of Cash Flow.

The Consolidated Statements of Cash Flow also reflect, beginning in 2010, the “Provision for losses on non-finance receivables.” The non-cash provisions for losses on non-finance receivables prior to 2010 are included in “(Increase) decrease in trade and other accounts receivable” and “(Increase) decrease in contract receivables” as part of “Net cash provided by operating activities;” prior year amounts were not restated as the amounts were not significant, individually or in the aggregate, to Snap-on’s Consolidated Statements of Cash Flow. See Note 3 for further information on receivables.

Fiscal year accounting period: Snap-on’s fiscal year ends on the Saturday nearest to December 31. The 2010 fiscal year ended on January 1, 2011 (“2010”), and contained 52 weeks of operating results. The 2009 fiscal year ended on January 2, 2010 (“2009”), and contained 52 weeks of operating results. The 2008 fiscal year ended on January 3, 2009 (“2008”), and contained 53 weeks of operating results, with the additional week occurring in the fourth quarter. The impact of the additional week of operations on full year 2008 net sales and operating earnings was not material.

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

Financial instruments: The fair value of the company’s derivative financial instruments is generally determined using quoted prices in active markets for similar assets and liabilities. The carrying value of the company’s non-derivative financial instruments either approximate fair value, due to their short-term nature, or fair value is based upon a discounted cash flow analysis or quoted market values. See Note 10 for further information on financial instruments.

2010 ANNUAL REPORT	71

Notes to Consolidated Financial Statements (continued)

Revenue recognition: Snap-on recognizes revenue from the sale of tools, diagnostics and equipment solutions when contract terms are met, the price is fixed or determinable, collectability is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer. For sales contingent upon customer acceptance or product installation, revenue recognition is deferred until such obligations are fulfilled. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and gross profit margin adjusted for known trends. Provisions for customer volume rebates, discounts and allowances are also recorded as a reduction of reported revenues at the time of sale based on historical experience and known trends. Revenue related to maintenance and subscription agreements is recognized over the term of the agreement.

Snap-on also recognizes revenue related to multiple element arrangements, including sales of software and software-related services. When a sales arrangement contains multiple elements, such as hardware and software products and/or services, Snap-on uses estimates of fair value for hardware elements and vendor specific objective evidence (“VSOE”) of fair value for software elements to allocate revenue to each element based on its relative fair value and, when necessary, uses the residual method to assign value to the delivered elements when VSOE only exists for the undelivered elements. The amount assigned to future delivery of products or services is recognized when the product is delivered and/or when the services are performed. In instances where the product and/or services are performed over an extended period, as is the case with subscription agreements or the providing of ongoing support, revenue is generally recognized on a straight-line basis over the term of the agreement, which generally ranges from 12 to 60 months.

Franchise fee revenue, including nominal, non-refundable initial and ongoing monthly fees (primarily for sales, business training, marketing and product promotion programs), is recognized as the fees are earned.

Financial services revenue: Financial services revenue consists of finance loan receivable revenue and installment contract revenue and, prior to July 16, 2009, revenue from SOC’s sales of originated loans to CIT; financial services revenue also includes service fee income received from CIT.

Snap-on generates financial services revenue from various financing programs that include (i) loans to franchisees’ customers and Snap-on’s industrial and other customers for the purchase or lease of tools, equipment and diagnostics products on an extended term payment plan; and (ii) business loans and vehicle leases to franchisees. These financing programs are offered through SOC and Snap-on’s wholly-owned international finance subsidiaries. Prior to the July 16, 2009 acquisition of CIT’s 50%-ownership interest in SOC, financial services revenue in the United States was primarily generated from SOC’s sales of originated contracts to CIT.

Financing revenue from originated loans retained by Snap-on’s finance subsidiaries, including SOC, is recognized over the life of the contract, with interest computed on the average daily balances of the underlying contracts. Financing revenue from sales of contracts to CIT was recognized on the date such contracts were sold. For contracts originated by SOC and subsequently sold to CIT, SOC continues to service the contracts for an estimated servicing fee and such revenue is recognized over the contractual term of the loan, with a portion of the servicing fee recognized at the time of sale since the contractual servicing fee provided SOC with more than adequate compensation for the level of services provided.

The decision to finance through Snap-on or another financing entity is solely at the election of the customer. When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. For finance and contract receivables, Snap-on assesses these factors through the use of credit quality indicators consisting primarily of customer credit risk scores combined with internal credit risk grades, collection experience and other internal metrics.

Research and engineering: In 2010, Snap-on incurred research and engineering costs of $38.1 million, or 1.5% of net sales. In 2009, research and engineering costs were $36.7 million, or 1.6% of net sales and in 2008, research and engineering costs were $43.3 million, or 1.5% of net sales.

Internally developed software: Costs incurred in the development of software that will ultimately be sold are capitalized from the time technological feasibility has been attained and capitalization ceases when the related product is ready for general release. During 2010, 2009 and 2008, Snap-on capitalized $13.0 million, $7.8 million and $9.7 million, respectively, of such costs. Amortization of capitalized software development costs, which is included in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings, was $10.9 million in 2010, $9.4 million in 2009 and $8.2 million in 2008. Unamortized capitalized software development costs of $26.1 million as of 2010 year end and $23.9 million as of 2009 year end are included in “Other intangibles – net” on the accompanying Consolidated Balance Sheets.

72	SNAP-ON INCORPORATED

Internal-use software: Costs that are incurred in creating software solutions and enhancements to those solutions are capitalized only during the application development stage of the project.

Shipping and handling: Amounts billed to customers for shipping and handling are included as a component of sales. Costs incurred by Snap-on for shipping and handling are included as a component of cost of goods sold when the costs relate to manufacturing activities. In 2010, 2009 and 2008, Snap-on incurred shipping and handling charges of $32.3 million, $26.6 million and $32.6 million, respectively, that were recorded in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings. Shipping and handling costs incurred in conjunction with selling or distribution activities are included as a component of operating expenses. In 2010, 2009 and 2008, Snap-on incurred shipping and handling charges of $60.8 million, $51.7 million and $59.8 million, respectively, that were recorded in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

Advertising and promotion: Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. For 2010, 2009 and 2008, advertising and promotion expenses totaled $41.1 million, $36.8 million and $59.0 million, respectively.

Warranties: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. See Note 15 for further information on warranties.

Foreign currency translation: The financial statements of Snap-on’s foreign subsidiaries are translated into U.S. dollars. Assets and liabilities of foreign subsidiaries are translated at current rates of exchange, and income and expense items are translated at the average exchange rate for the period. The resulting translation adjustments are recorded directly into “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets. Foreign exchange transactions resulted in a pretax loss of $0.7 million in 2010, a pretax gain of $0.6 million in 2009, and a pretax loss of $1.3 million in 2008. Foreign exchange transaction gains and losses are reported in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings.

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

Per share data: Basic earnings per share calculations were computed by dividing net earnings attributable to Snap-on Incorporated by the corresponding weighted-average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Snap-on had dilutive shares totaling 390,833 shares, 212,318 shares and 620,611 shares, in 2010, 2009 and 2008, respectively. Options to purchase 667,208 shares, 1,479,619 shares and 540,462 shares of Snap-on common stock for the years ended 2010, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common stock for the respective year and, as a result, the effect on earnings per share would be anti-dilutive. Performance share awards and restricted stock units (“RSUs”) do not affect the diluted earnings per share calculation until it is determined that the applicable performance metrics have been met. See Note 13 for further information on performance share awards and RSUs.

2010 ANNUAL REPORT	73

Notes to Consolidated Financial Statements (continued)

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

Derivatives: Snap-on utilizes derivative financial instruments, including foreign currency forward contracts, interest rate swap agreements and treasury lock agreements, to manage its exposure to foreign currency exchange rate and interest rate risks. Snap-on accounts for its derivative instruments at fair value. Snap-on does not hold or issue financial instruments for speculative or trading purposes. See Note 10 for further information on derivatives.

Concentrations: Snap-on is exposed to credit losses in the event of non-performance by the counterparties to its foreign currency forward contracts, interest rate swap agreements and treasury lock agreements. Snap-on does not obtain collateral or other security to support its financial instruments subject to credit risk, but monitors the credit standing of the counterparties and enters into agreements only with financial institution counterparties with a credit rating of A- or better. Snap-on does not anticipate non-performance by its counterparties, but cannot provide assurances.

Approximately 2,850 employees, or 25% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. Approximately 1,450 employees are covered under agreements expiring in 2011. In recent years, Snap-on has not experienced any significant work slow-downs, stoppages or other labor disruptions.

Cash equivalents: Snap-on considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Receivables and allowances for doubtful accounts: All trade accounts, finance and contract receivables are reported on the balance sheet at their outstanding principal balance adjusted for any charge-offs and net of allowances for doubtful accounts. Finance and contract receivables also include accrued interest and loan acquisition costs, net of loan acquisition fees.

Snap-on maintains allowances for doubtful accounts to absorb probable losses inherent in its portfolio of receivables. The allowances for doubtful accounts represent management’s estimate of the losses inherent in the company’s receivables portfolio based on ongoing assessments and evaluations of collectability and historical loss experience. In estimating losses inherent in each of its receivable portfolios (trade, finance and contract receivables), Snap-on uses historical loss experience rates by portfolio and applies them to a related aging analysis. Determination of the proper level of allowances by portfolio requires management to exercise significant judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net income. The allowances for doubtful accounts takes into consideration numerous quantitative and qualitative factors, by receivable type, including historical loss experience, portfolio duration, collection experience, delinquency trends, economic conditions and credit risk quality as follows:

•

Snap-on evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect the customers’ ability to pay. These factors may include customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.

•

For finance and contract receivables, Snap-on assesses quantitative and qualitative factors through the use of credit quality indicators consisting primarily of customer credit risk scores combined with internal credit risk grades, collection experience and other internal metrics as follows:

74	SNAP-ON INCORPORATED

o

Credit risk – Personal credit risk is monitored regularly on an account by account basis through customer credit scores obtained from major credit bureaus as well as through the use of internal proprietary, custom scoring models used to evaluate each transaction at the time of the application for credit and by periodically updating those credit scores for ongoing monitoring purposes. In addition, Snap-on evaluates credit quality through the use of a loan risk grading measurement system that provides a framework to analyze the finance and contract receivables on the basis of risk factors of the individual obligor as well as transaction specific risk.

o

Collection experience – Snap-on conducts monthly reviews of credit and collection performance for each of its finance and contract receivable portfolios focusing on data such as delinquency trends, non-performing assets, charge-off and recovery activity. These reviews allow for the formulation of collection strategies and potential collection policy modifications in response to changing risk profiles in the finance and contract receivable portfolios.

o

Other internal metrics – Snap-on maintains a system that aggregates credit exposure by customer, industry, risk classification and geographical area, among other factors, to further monitor changing risk profiles.

Management performs detailed reviews of its receivables on a monthly and/or quarterly basis to assess the adequacy of the allowances based on historical and current trends and other factors affecting credit losses and to determine if any impairment has occurred. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the loan agreement. In circumstances where the company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are maintained through adjustments to the provision for credit losses, which are charged to current period earnings; amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously charged-off accounts increase the allowances. Net charge-offs include the principal amount of losses charged off as well as charged-off interest and fees. Recovered interest and fees previously charged-off are recorded through the allowances for doubtful accounts. Finance receivables are assessed for charge-off when an account becomes 120 days past due and are charged-off typically within 60 days of asset repossession. Contract receivables related to equipment leases are generally charged-off when an account becomes 150 days past due while contract receivables related to franchise finance and van leases are generally charged off up to 180 days past the asset return. For finance and contract receivables, customer bankruptcies are generally charged-off upon notification that the associated debt is not being reaffirmed, or, in any event, no later than 180 days past due.

Snap-on does not believe that trade accounts, finance or contract receivables represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. See Note 3 for further information on receivables and allowances for doubtful accounts.

Other accrued liabilities: Supplemental balance sheet information for “Other accrued liabilities” as of 2010 and 2009 year end is as follows:

(Amounts in millions)	2010	2009
Income taxes	$12.5	$12.0
Accrued restructuring	10.5	13.4
Accrued replacements/warranty	16.9	14.3
Deferred subscription revenue	18.6	19.3
Amounts withheld from CIT	107.8	81.5
Other	180.6	160.9

Total other accrued liabilities	$346.9	$301.4

Included in other accrued liabilities as of 2010 and 2009 year end are $107.8 million and $81.5 million, respectively, of amounts withheld from payments made to CIT relating to SOC’s ongoing business activities. The amounts withheld relate to a dispute between the parties concerning various payments made during the course of the financial services joint venture. See Note 15 for further information.

2010 ANNUAL REPORT	75

Notes to Consolidated Financial Statements (continued)

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

Snap-on adopted the “last-in, first-out” (“LIFO”) inventory valuation method in 1973 for its U.S. locations. Snap-on’s U.S. inventories accounted for on a LIFO basis consist of purchased product and inventory manufactured at the company’s heritage U.S. manufacturing facilities (primarily hand tools and tool storage). As Snap-on began acquiring businesses in the 1990’s, the company retained the “first-in, first-out” (“FIFO”) inventory valuation methodology used by the predecessor businesses prior to their acquisition by Snap-on; the company does not adopt the LIFO inventory valuation methodology for new acquisitions. See Note 4 for further information on inventories.

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

Accumulated other comprehensive loss: The components of “Accumulated other comprehensive loss” (“Accumulated OCI”) on the accompanying Consolidated Balance Sheets as of 2010 and 2009 year end are as follows:

(Amounts in millions)	2010	2009
Foreign currency translation adjustment	$106.2	$130.9
Unamortized loss on pension and postretirement benefit plans, net of tax of $126.9 million and $119.1 million, respectively	(213.5)	(199.7)
Other	2.5	0.4

Accumulated other comprehensive loss	$(104.8)	$(68.4)

New accounting standards

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

The Financial Accounting Standards Board (“FASB”) issued a pronouncement in July 2010 that requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes, as well as the reasons for such changes, in the allowance for credit losses. The new disclosures, which require information regarding both financing receivables and the related allowances for credit losses at more disaggregated levels, became effective for Snap-on as of its 2010 fiscal year end. Specific disclosures regarding activities that occur during a reporting period, such as the disaggregated rollforward disclosures, are effective for Snap-on at the beginning of its 2011 fiscal year. This guidance, which affects disclosures primarily related to Snap-on’s finance and contract receivables, did not have, and will not have, a significant impact on the company’s Consolidated Financial Statements.

76	SNAP-ON INCORPORATED

Fair Value Measurements and Disclosures

The fair value measurements hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority (“Level 3”) to unobservable inputs. Fair value measurements primarily based on observable market information are given a “Level 2” priority. Previously released guidance on fair value measurements and disclosures was amended in January 2010. The amendment requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. A portion of the amendment was effective for Snap-on at the beginning of its 2010 fiscal first quarter and required the disclosure of transfers into and out of Level 1 and Level 2 fair value measurements; the amendment’s requirements related to Level 3 disclosures are effective for Snap-on at the beginning of its 2011 fiscal year. This guidance, which affects new disclosures only, did not have, and will not have, a significant impact on the company’s Consolidated Financial Statements.

Revenue Arrangements with Multiple Deliverables

Previously released guidance on revenue arrangements with multiple deliverables was amended in October 2009; the amended guidance becomes effective for Snap-on at the beginning of its 2011 fiscal year. The amendment addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The amendment may be applied retrospectively or prospectively for new or materially modified arrangements and early adoption is permitted. The company does not believe that the adoption will have a significant impact on the company’s Consolidated Financial Statements.

Certain Revenue Arrangements that Include Software Elements

Previously released guidance on certain revenue arrangements that include software elements was amended in October 2009; the amended guidance becomes effective for Snap-on at the beginning of its 2011 fiscal year. The amendment removes tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product’s essential functionality, and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The amendment may be applied retrospectively or prospectively for new or materially modified arrangements and early adoption is permitted. The company does not believe that the adoption will have a significant impact on the company’s Consolidated Financial Statements.

Note 2: Acquisitions

Snap-on acquired the remaining 40% interest in Wanda Snap-on (Zhejiang) Co., Ltd (“Wanda Snap-on”), the company’s tool manufacturing operation in Xiaoshan, China, on April 6, 2010, for a purchase price of $7.7 million and $0.1 million of transaction costs. Snap-on acquired the initial 60% interest in Wanda Snap-on for a cash purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs, on March 5, 2008. The acquisition of Wanda Snap-on is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions. On July 1, 2010, Wanda Snap-on was renamed Snap-on Asia Manufacturing (Zhejiang) Co., Ltd. (“Xiaoshan”).

The following summarizes the changes in the Xiaoshan redeemable noncontrolling interest for 2010 and 2009:

(Amounts in millions)	2010	2009
Beginning of year	$3.3	$4.3
Net loss	(0.3)	(1.0)
Acquisition of noncontrolling interest	(3.0)	–

End of year	$–	$3.3

For segment reporting purposes, the results of operations and assets of Xiaoshan are included in the Commercial & Industrial Group. Pro forma financial information is not presented as the net effects of the Xiaoshan acquisition were not material to Snap-on’s results of operations or financial position.

2010 ANNUAL REPORT	77

Notes to Consolidated Financial Statements (continued)

Snap-on terminated its SOC financial services joint venture agreement with CIT on July 16, 2009, and subsequently purchased, pursuant to the terms of the joint venture agreement, CIT’s 50%-ownership interest in SOC for a cash purchase price of $8.1 million. As a result of acquiring CIT’s ownership interest, SOC became a wholly-owned subsidiary of Snap-on. The $8.1 million purchase price represented the book value, and approximated the fair value, of CIT’s ownership interest in SOC as of the acquisition date; no goodwill or intangible assets were recorded as a result of this acquisition.

Snap-on has included the accounts of SOC in its consolidated financial statements since 2004 as Snap-on concluded that it was the primary beneficiary of the joint venture arrangement. From 2004 until the July 16, 2009 termination date, CIT’s ownership interest in SOC was reported in the company’s Consolidated Financial Statements as a noncontrolling interest. For segment reporting purposes, the results of operations and assets of SOC are included in Financial Services.

Note 3: Receivables

Trade and Other Accounts Receivable

Snap-on’s trade and other accounts receivable primarily arise from the sale of tools, diagnostics and equipment to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel on a non-extended-term basis with payment terms generally ranging from 30 to 120 days.

The components of Snap-on’s trade and other accounts receivable as of 2010 and 2009 year end are as follows:

(Amounts in millions)	2010	2009
Trade and other accounts receivable	$470.3	$440.8
Allowances for doubtful accounts	(27.0)	(26.4)

Total trade and other accounts receivable – net	$443.3	$414.4

Finance and Contract Receivables

SOC originates extended-term finance and contract receivables on sales of Snap-on product sold through the U.S. franchisee and customer network and to Snap-on’s industrial and other customers; Snap-on’s foreign finance subsidiaries provide similar financing internationally. Interest income on finance and contract receivables is included in “Financial services revenue” on the accompanying Consolidated Statements of Earnings.

Snap-on’s finance receivables are comprised of extended-term installment loans to technicians (i.e. franchisees’ customers) to enable them to purchase tools, diagnostics and equipment on an extended-term payment plan, generally with average payment terms of 32 months. Contract receivables, with payment terms of up to 10 years, are comprised of extended-term installment loans to a broad base of industrial and other customers worldwide, including shop owners, both independents and national chains, for their purchase of tools, diagnostics and equipment. Contract receivables also include extended-term installment loans to franchisees to meet a number of financing needs including van and truck leases, working capital loans, and loans to enable new franchisees to fund the purchase of the franchise. Finance and contract receivables are generally secured by the underlying tools, diagnostics or equipment financed and, for installment loans to franchisees, other franchisee assets.

Snap-on did not purchase any finance or contract receivables during 2010 or 2009; subsequent to the termination of the financial services joint venture agreement with CIT on July 16, 2009, Snap-on did not sell any finance or contract receivables.

78	SNAP-ON INCORPORATED

The components of Snap-on’s current finance and contract receivables as of 2010 and 2009 year end are as follows:

(Amounts in millions)	2010	2009
Finance receivables, net of unearned finance charges of $7.0 million and $6.8 million	$222.4	$126.2
Contract receivables, net of unearned finance charges of $6.0 million and $4.0 million	46.8	34.5

Total	269.2	160.7

Allowances for doubtful accounts:
Finance receivables	(7.1)	(3.9)
Contract receivables	(1.2)	(1.6)

Total	(8.3)	(5.5)

Total current finance and contract receivables – net	$260.9	$155.2

Finance receivables – net	$215.3	$122.3
Contract receivables – net	45.6	32.9

Total current finance and contract receivables – net	$260.9	$155.2

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of 2010 and 2009 year end are as follows:

(Amounts in millions)	2010	2009
Finance receivables, net of unearned finance charges of $8.7 million and $8.0 million	$360.1	$184.1
Contract receivables, net of unearned finance charges of $8.4 million and $5.9 million	122.1	73.2

Total	482.2	257.3

Allowances for doubtful accounts:
Finance receivables	(14.4)	(6.2)
Contract receivables	(2.8)	(2.5)

Total	(17.2)	(8.7)

Total long-term finance and contract receivables – net	$465.0	$248.6

Finance receivables – net	$345.7	$177.9
Contract receivables – net	119.3	70.7

Total long-term finance and contract receivables – net	$465.0	$248.6

Long-term finance and contract receivables installments, net of unearned finance charges, as of 2010 year end are scheduled as follows:

	2010
(Amounts in millions)	Finance Receivables	Contract Receivables
Due in Months:
13 – 24	$172.3	$31.3
25 – 36	116.5	25.6
37 – 48	50.3	20.3
49 – 60	20.3	15.2
Thereafter	0.7	29.7

Total	$360.1	$122.1

2010 ANNUAL REPORT	79

Notes to Consolidated Financial Statements (continued)

Delinquency is the primary indicator of credit quality for finance and contract receivables. Receivable balances are considered delinquent when contractual payments on the loans become 30 days past due.

Finance receivables are generally placed on non-accrual status (nonaccrual of interest and other fees) (i) when a customer is placed on repossession status after being 90 days past due; (ii) upon receipt of notification of bankruptcy; (iii) upon the death of a customer; or (iv) in other instances in which management concludes collectability is not reasonably assured. Finance receivables that are considered nonperforming include receivables that are on non-accrual status and receivables that are generally 90 days past due.

Contract receivables are generally placed on non-accrual status (nonaccrual of interest and other fees) (i) when a receivable is more than 90 days past due or at the point a customer is placed on terminated status regardless of the delinquency status; (ii) upon the death of a customer; or (iii) in other instances in which management concludes collectability is not reasonably assured. Contract receivables that are considered nonperforming include receivables that are on non-accrual status and receivables that are generally more than 90 days past due.

The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the loan agreement. Impaired receivables are covered by the finance and contract allowances for doubtful accounts reserves and are charged-off against the reserves when appropriate. As of 2010 and 2009 year end, there were $7.4 million and $1.4 million, respectively, of impaired finance receivables, and there were $0.8 million and $0.3 million, respectively, of impaired contract receivables.

The aging of finance and contract receivables as of 2010 and 2009 year end is as follows:

(Amounts in millions)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
2010 year end:
Finance receivables	$5.0	$3.0	$3.8	$11.8	$570.7	$582.5	$2.7
Contract receivables	0.4	0.1	0.2	0.7	168.2	168.9	–

2009 year end:
Finance receivables	$2.1	$0.7	$0.5	$3.3	$307.0	$310.3	$0.4
Contract receivables	0.3	–	0.1	0.4	107.3	107.7	–

The amount of performing and nonperforming finance and contract receivables based on payment activity as of 2010 and 2009 year end is as follows:

	2010		2009
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$575.1	$168.1	$308.9	$107.4
Nonperforming	7.4	0.8	1.4	0.3

Total	$582.5	$168.9	$310.3	$107.7

The amount of finance and contract receivables on non-accrual status as of 2010 and 2009 year end is as follows:

(Amounts in millions)	2010	2009
Finance receivables	$4.7	$0.1
Contract receivables	0.8	0.3

80	SNAP-ON INCORPORATED

The following is a rollforward of the allowances for doubtful accounts for 2010, 2009 and 2008:

(Amounts in millions)	Balance at Beginning of Year	Expenses	Deductions (1)	Balance at End of Year
Allowances for doubtful accounts:
2010	$40.6	$34.4	$(22.5)	$52.5
2009	26.3	33.5	(19.2)	40.6
2008	31.7	12.9	(18.3)	26.3

(1)	Represents write-offs of bad debts, net of recoveries, and the net impact of currency translation.

Bad debt expense in 2010 and 2009 primarily reflects increased allowances for doubtful accounts as a result of growth in the on-book finance portfolio at SOC. Bad debt expense in 2008 primarily reflects the impact of favorable loss experience in the Snap-on Tools Group.

Prior to July 16, 2009, SOC sold substantially all new finance and contract loan originations to CIT on a limited recourse basis; SOC retained the right to service such loans for a contractual servicing fee. As of 2010 year end, the remaining portfolio of receivables owned by CIT that is being serviced by SOC was approximately $260 million. Contractual servicing fees were $4.9 million in 2010, $8.3 million in 2009 and $9.2 million in 2008.

Note 4: Inventories

Inventories by major classification as of 2010 and 2009 year end are as follows:

(Amounts in millions)	2010	2009
Finished goods	$308.7	$254.3
Work in progress	25.0	28.3
Raw materials	64.1	60.5

Total FIFO value	397.8	343.1
Excess of current cost over LIFO cost	(68.4)	(68.4)

Total inventories – net	$329.4	$274.7

Inventories accounted for using the FIFO method as of 2010 and 2009 year end approximated 64% and 66%, respectively, of total inventories. The company accounts for its non-U.S. inventory on the FIFO method. As of 2010 year end, approximately 27% of the company’s U.S. inventory was accounted for using the FIFO method and 73% was accounted for using the LIFO method. LIFO inventory liquidations resulted in a reduction of “Cost of goods sold” on the accompanying Consolidated Statements of Earnings of $9.5 million in 2009; there were no LIFO inventory liquidations in 2010 or 2008.

Note 5: Property and Equipment

Snap-on’s property and equipment values, which are carried at cost, as of 2010 and 2009 year end are as follows:

(Amounts in millions)	2010	2009
Land	$20.5	$22.9
Buildings and improvements	261.9	250.1
Machinery, equipment and computer software	620.9	621.7

Property and equipment – gross	903.3	894.7
Accumulated depreciation and amortization	(559.3)	(546.9)

Property and equipment – net	$344.0	$347.8

2010 ANNUAL REPORT	81

Notes to Consolidated Financial Statements (continued)

The estimated service lives of property and equipment are principally as follows:

Buildings and improvements	3 to 50 years
Machinery, equipment and computer software	2 to 15 years

The cost and accumulated depreciation of property and equipment under capital leases as of 2010 and 2009 year end are as follows:

(Amounts in millions)	2010	2009
Buildings and improvements	$28.4	$25.1
Machinery, equipment and computer software	1.6	1.6
Accumulated depreciation	(8.6)	(6.3)

Net book value	$21.4	$20.4

Depreciation expense was $48.7 million, $49.9 million and $47.9 million in 2010, 2009 and 2008, respectively.

Note 6: Intangible and Other Assets

The changes in the carrying amount of goodwill by segment for 2010 and 2009 are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of 2008 year end	$302.3	$12.5	$487.0	$801.8
Currency translation	9.5	–	3.0	12.5

Balance as of 2009 year end	311.8	12.5	490.0	814.3
Currency translation	(12.5)	–	(3.4)	(15.9)

Balance as of 2010 year end	$299.3	$12.5	$486.6	$798.4

Additional disclosures related to other intangible assets as of 2010 and 2009 year end are as follows:

	2010		2009
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$134.3	$(36.8)	$135.1	$(28.3)
Developed technology	19.1	(14.8)	19.4	(13.1)
Internally developed software	66.2	(40.1)	54.4	(30.5)
Patents	27.1	(16.6)	30.8	(18.4)
Trademarks	2.0	(0.5)	1.9	(0.5)
Other	8.3	(2.3)	11.4	(2.0)

Total	257.0	(111.1)	253.0	(92.8)
Non-amortized trademarks	46.9	–	46.0	–

Total other intangible assets	$303.9	$(111.1)	$299.0	$(92.8)

82	SNAP-ON INCORPORATED

Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, loss of key customers and/or changes in technology or markets, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of 2010 year end, the company has no accumulated impairment losses.

The weighted-average amortization periods related to other intangible assets are as follows:

(In years)	Weighted- average Amortization
Customer relationships	16
Developed technology	5
Internally developed software	3
Patents	11
Trademarks	30
Other	39

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

The aggregate amortization expense for 2010, 2009 and 2008 was $24.0 million, $24.7 million and $24.1 million, respectively. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $23.1 million in 2011, $19.3 million in 2012, $13.5 million in 2013, $9.9 million in 2014, and $9.5 million in 2015.

The company has various insurance policies on the lives of certain former executive officers. Snap-on’s investment in these policies is recorded net of policy loans in “Other assets” on the accompanying Consolidated Balance Sheets. The policy loans carry a variable interest rate (currently at 5.49%), require interest only payments annually, and are collateralized by the cash value of the life insurance policies. The interest rate charged on the policy loans may be adjusted annually based on a corporate bond yield as published by Moody’s Investors Service. A summary of the net cash value of life insurance as of 2010 and 2009 year end is as follows:

(Amounts in millions)	2010	2009
Cash surrender value of life insurance	$9.9	$9.4
Policy loans outstanding	(9.3)	(9.1)

Net cash value of life insurance	$0.6	$0.3

2010 ANNUAL REPORT	83

Notes to Consolidated Financial Statements (continued)

Note 7: Exit and Disposal Activities

Snap-on recorded costs associated with exit and disposal activities of $14.2 million and $22.0 million during 2010 and 2009, respectively. The costs associated with exit and disposal activities, by operating segment, in 2010 and 2009 are as follows:

(Amounts in millions)	2010	2009
Exit and disposal costs:
Cost of goods sold
Commercial & Industrial Group	$4.3	$10.6
Snap-on Tools Group	4.9	0.2
Repair Systems & Information Group	1.6	4.7

Total cost of goods sold	10.8	15.5

Operating expenses
Commercial & Industrial Group	0.9	1.9
Snap-on Tools Group	0.4	1.0
Repair Systems & Information Group	1.9	3.2
Corporate	0.2	0.2

Total operating expenses	3.4	6.3

Financial Services expenses	–	0.2

Total restructuring expenses
Commercial & Industrial Group	5.2	12.5
Snap-on Tools Group	5.3	1.2
Repair Systems & Information Group	3.5	7.9
Financial Services	–	0.2
Corporate	0.2	0.2

Total exit and disposal costs	$14.2	$22.0

Of the $14.2 million of exit and disposal costs incurred in 2010, $10.0 million qualified for accrual treatment. Of the $22.0 million of exit and disposal costs incurred in 2009, $18.1 million qualified for accrual treatment. Costs associated with exit and disposal activities in 2010 primarily related to headcount reductions from (i) the expected mid-2011 closure of the Newmarket, Canada, tool storage manufacturing facility; (ii) the ongoing evaluation of the company’s cost structure; (iii) ongoing efforts to enhance efficiency and productivity; and (iv) various other management and realignment actions.

84	SNAP-ON INCORPORATED

Snap-on’s exit and disposal accrual activity related to 2010 and 2009 actions is as follows:

(Amounts in millions)	Balance at 2008 Year End	Provision in 2009	Usage in 2009	Balance at 2009 Year End	Provision in 2010	Usage in 2010	Balance at 2010 Year End
Severance costs:
Commercial & Industrial Group	$4.1	$8.1	$(7.4)	$4.8	$3.0	$(5.0)	$2.8
Snap-on Tools Group	4.0	1.2	(3.5)	1.7	2.8	(1.0)	3.5
Repair Systems & Information Group	3.4	7.6	(5.2)	5.8	3.2	(5.7)	3.3
Corporate	0.1	0.2	(0.3)	–	0.2	–	0.2

Facility-related costs:
Commercial & Industrial Group	–	0.7	–	0.7	–	(0.2)	0.5
Snap-on Tools Group	0.2	0.3	(0.1)	0.4	0.8	(1.0)	0.2
Repair Systems & Information Group	0.1	–	(0.1)	–	–	–	–
Corporate	0.1	–	(0.1)	–	–	–	–

Total	$12.0	$18.1	$(16.7)	$13.4	$10.0	$(12.9)	$10.5

Snap-on has reduced headcount by approximately 190 employees in 2010 as part of its restructuring actions. While the majority of the exit and disposal accrual will be utilized in 2011, approximately $0.4 million of facility-related costs will extend beyond 2011 due to a longer-term lease obligation.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 8: Income Taxes

The source of earnings before income taxes and equity earnings consisted of the following:

(Amounts in millions)	2010	2009	2008
United States	$204.5	$173.1	$246.1
Foreign	72.9	32.2	111.7

Total	$277.4	$205.3	$357.8

The provision (benefit) for income taxes consisted of the following:

(Amounts in millions)	2010	2009	2008
Current:
Federal	$74.8	$30.3	$35.9
Foreign	22.8	20.4	28.6
State	8.0	7.2	7.0

Total current	105.6	57.9	71.5

Deferred:
Federal	(13.8)	12.5	40.2
Foreign	(2.2)	(11.4)	0.9
State	(2.0)	3.7	5.2

Total deferred	(18.0)	4.8	46.3

Total income tax provision	$87.6	$62.7	$117.8

2010 ANNUAL REPORT	85

Notes to Consolidated Financial Statements (continued)

Following is a reconciliation of the statutory federal income tax rate to Snap-on’s effective tax rate:

	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	2.5	3.3	2.4
Noncontrolling interests	(0.7)	(1.8)	(0.7)
Repatriation of foreign earnings	(1.7)	(4.0)	–
Change in valuation allowance for deferred tax assets	0.5	1.3	(0.8)
Adjustments to tax accruals and reserves	(1.7)	(1.7)	0.3
Foreign rate differences	(2.0)	(0.4)	(2.6)
Other	(0.3)	(1.2)	(0.7)

Effective tax rate	31.6%	30.5%	32.9%

Temporary differences that give rise to the net deferred income tax asset as of 2010, 2009 and 2008 year end are as follows:

(Amounts in millions)	2010	2009	2008
Current deferred income tax assets (liabilities):
Inventories	$21.2	$20.8	$15.5
Accruals not currently deductible	67.5	45.8	48.7
Valuation allowance	(3.2)	–	–
Other	–	(0.8)	(1.0)

Total current (included in deferred income tax assets and other accrued liabilities)	85.5	65.8	63.2

Long-term deferred income tax assets (liabilities):
Employee benefits	109.2	113.9	95.9
Net operating losses	46.9	44.9	40.9
Depreciation and amortization	(126.0)	(110.3)	(93.9)
SOC securitizations	(6.8)	(28.1)	(34.4)
Valuation allowance	(36.9)	(33.7)	(31.6)
Equity-based compensation	9.2	4.3	10.1
Other	1.5	(0.6)	(4.8)

Total long term	(2.9)	(9.6)	(17.8)

Net deferred income tax asset	$82.6	$56.2	$45.4

As of 2010 year end, Snap-on had tax net operating loss carryforwards totaling $203.1 million as follows:

	00000000	00000000	00000000	00000000
(Amounts in millions)	State	United States	Foreign	Total
Year of expiration:
2011-2015	$19.7	$–	$27.6	$47.3
2016-2020	19.1	–	–	19.1
2021-2025	16.8	–	21.4	38.2
2026-2030	–	–	–	–
Indefinite	–	–	98.5	98.5

Total net operating loss carryforwards	$55.6	$–	$147.5	$203.1

86	SNAP-ON INCORPORATED

A valuation allowance totaling $40.1 million, $33.7 million and $31.6 million as of 2010, 2009 and 2008 year end, respectively, has been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period fluctuate.

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2010, 2009 and 2008:

(Amounts in millions)	2010	2009	2008
Unrecognized tax benefits at beginning of year	$17.5	$20.6	$18.7
Gross increases – tax positions in prior periods	0.6	7.0	0.6
Gross decreases – tax positions in prior periods	(0.4)	–	(0.7)
Gross increases – tax positions in the current period	3.1	1.9	0.5
Settlements with taxing authorities	(9.5)	(1.1)	–
Increase related to acquired businesses	0.4	–	1.9
Lapsing of statutes of limitations	(0.6)	(10.9)	(0.4)

Unrecognized tax benefits at end of year	$11.1	$17.5	$20.6

Of the $11.1 million, $17.5 million and $20.6 million of unrecognized tax benefits as of 2010, 2009 and 2008 year end, respectively, approximately $11.1 million, $15.0 million and $18.1 million, respectively, would impact the effective income tax rate if recognized.

Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During 2010 and 2009, the company reversed a net $0.6 million and $1.6 million, respectively, of interest and penalties to income associated with unrecognized tax benefits. During 2008, the company provided a net $0.7 million of interest and penalties expense associated with unrecognized tax benefits. As of 2010, 2009 and 2008 year end, the company has provided for $2.8 million, $3.6 million and $5.1 million, respectively, of accrued interest and penalties related to unrecognized tax benefits. The unrecognized tax benefits and related accrued interest and penalties are included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease by a range of zero to $2.1 million. Over the next 12 months, Snap-on anticipates taking uncertain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase by a range of zero to $2.6 million over the next 12 months for uncertain tax positions expected to be taken in future tax filings.

With few exceptions, Snap-on is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years prior to 2006, and Snap-on is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2004.

The undistributed earnings of all non-U.S. subsidiaries totaled $386.5 million, $339.5 million and $416.0 million as of 2010, 2009 and 2008 year end, respectively. Snap-on has not provided any deferred taxes on these undistributed earnings as it considers the undistributed earnings to be permanently invested. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

2010 ANNUAL REPORT	87

Notes to Consolidated Financial Statements (continued)

Note 9: Short-term and Long-term Debt

Short-term and long-term debt as of 2010 and 2009 year end consisted of the following:

(Amounts in millions)	2010	2009
Floating rate unsecured note due January 2010	$–	$150.0
6.25% unsecured notes due August 2011	200.0	200.0
5.85% unsecured notes due 2014	100.0	100.0
5.50% unsecured notes due 2017	150.0	150.0
4.25% unsecured notes due 2018	250.0	–
6.70% unsecured notes due 2019	200.0	200.0
6.125% unsecured notes due 2021	250.0	250.0
Other debt*	20.8	16.8

	1,170.8	1,066.8
Less: notes payable and current maturities of long-term debt	(216.0)	(164.7)

Total long-term debt	$954.8	$902.1

*	Includes fair value adjustments related to interest rate swaps.

The annual maturities of Snap-on’s long-term debt and notes payable due in the next five years are $216.0 million in 2011, no maturities in 2012 or 2013, $100.0 million in 2014, and no maturities in 2015. The $150 million floating rate unsecured note was repaid upon its maturity on January 12, 2010, with available cash.

The weighted-average interest rate on the $150 million unsecured floating rate note was 0.41% in 2010 and 1.05% in 2009; at 2009 year end, the interest rate was 0.41%.

Average commercial paper and notes payable outstanding were $15.1 million in 2010 and $15.2 million in 2009. The weighted-average interest rate on these instruments was 5.27% in 2010 and 6.94% in 2009. As of 2010 and 2009 year end, the weighted-average interest rate on outstanding notes payable was 5.54% and 5.34%, respectively. No commercial paper was outstanding as of 2010 or 2009 year end.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012; as of 2010 year end, no amounts were outstanding under this revolving credit facility. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of 2010 year end, the company’s actual ratios of 0.46 and 2.80, respectively, were both within the permitted ranges set forth in this financial covenant.

Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit as of 2010 year end, including a $10 million line of credit that expires on July 26, 2011, and a $10 million line of credit that expires on August 28, 2011.

On December 14, 2010, Snap-on sold $250 million of fixed rate unsecured long-term notes at a discount. Interest on the notes, which mature in their entirety on January 15, 2018, accrues at a rate of 4.25% per year and is payable semi-annually beginning July 15, 2011. Snap-on anticipates using the $247.7 million of proceeds from the sale of these notes, net of $1.6 million of transaction costs, for general corporate purposes, which may include working capital, capital expenditures, repayment of all or a portion of the company’s $200 million 6.25% unsecured notes maturing in August 2011, the financing of finance and contract receivables related to SOC, and possible acquisitions.

Snap-on entered into a loan and servicing agreement on October 1, 2010, that provides for aggregate revolving credit commitments in the principal amount of up to $100 million (subject to borrowing base requirements). The loan and servicing agreement, which supplements the company’s previously existing available credit facilities, allows Snap-on to secure borrowings of up to $100 million through the pledging of finance receivables under a third-party sponsored asset-backed commercial paper conduit facility. As of 2010 year end, no amounts were outstanding under this agreement. The agreement is currently scheduled to expire on September 30, 2011; however, the agreement may be renewed once each year for an additional 364-day term upon request by Snap-on and subsequent concurrence by the lenders.

88	SNAP-ON INCORPORATED

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility discussed above, Snap-on’s debt agreements and credit facilities, including the October 1, 2010 loan and servicing agreement, also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of 2010 year end, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

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

Foreign Currency Risk Management: Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations and restrictions on the movement of funds. Foreign currency exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency, including intercompany loans denominated in foreign currencies. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments to protect the residual net exposures. Snap-on manages most of these exposures on a consolidated basis, which allows for netting of certain exposures to take advantage of natural offsets. Foreign currency forward contracts are used to hedge the net exposures. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. Snap-on’s foreign currency forward contracts are typically not designated as hedges. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings.

As of 2010 year end, Snap-on had $209.6 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $105.2 million in euros, $80.6 million in Swedish kronor, $34.0 million in Australian dollars, $20.1 million in Singapore dollars, $19.3 million in British pounds, $5.3 million in Norwegian kroner, $4.0 million in South Korean won, $3.6 million in Mexican pesos, and $2.8 million in other currencies, and sell contracts including $40.4 million in Canadian dollars, $17.2 million in Japanese yen, $4.1 million in Turkish lira, and $3.6 million in other currencies. As of 2009 year end, Snap-on had $197.8 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $104.4 million in euros, $69.1 million in Swedish kronor, $30.4 million in Australian dollars, $25.1 million in British pounds, $12.3 million in Singapore dollars, $5.0 million in Norwegian kroner, $2.5 million in Mexican pesos, and $3.2 million in other currencies, and sell contracts including $39.5 million in Canadian dollars, $7.7 million in Japanese yen, $3.3 million in Turkish lira, and $3.7 million in other currencies.

Interest Rate Risk Management: Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities through the use of interest rate swap agreements. Treasury lock agreements are used to manage potential changes in interest rates in anticipation of the issuance or sale of certain financial instruments.

2010 ANNUAL REPORT	89

Notes to Consolidated Financial Statements (continued)

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements (“interest rate swaps”) to manage interest costs and risks associated with changing interest rates associated with the company’s fixed rate borrowings. Interest rate swaps are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “interest expense” on the accompanying Consolidated Statements of Earnings. For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Current Maturities of Long-term debt” or “Long-term debt” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $150 million as of 2010 year end and $50 million as of 2009 year end. No interest rate swaps classified as cash flow hedges were outstanding in 2010 or 2009.

Treasury Lock Agreements: Snap-on enters into treasury lock agreements (“treasury locks”) to manage the potential change in interest rates in anticipation of issuing fixed rate debt. Treasury locks are accounted for as cash flow hedges. The effective differentials paid or received on treasury locks related to the anticipated issuance of fixed rate debt are recognized as adjustments to “Interest expense” on the accompanying Consolidated Statements of Earnings. Prior to the July 16, 2009 termination of the financial services joint venture agreement with CIT, Snap-on also entered into treasury locks to manage the risk associated with changing benchmark interest rates on its finance receivables that were sold to CIT. The effective differentials paid or received on treasury locks related to finance receivables were recognized as adjustments to “Financial services revenue” on the accompanying Consolidated Statements of Earnings.

During 2010, Snap-on settled treasury locks of $125 million associated with the forecasted principal debt issuance related to the company’s offering of $250 million of fixed rate, long-term notes on December 14, 2010. During 2009, Snap-on settled treasury locks of (i) $109 million related to the settlement of extended credit installment receivables sold to CIT; and (ii) $225 million associated with the forecasted principal debt issuance related to the company’s offerings of $300 million of fixed rate, long-term notes on February 24, 2009, and $250 million of fixed rate, long-term notes on August 14, 2009. There were no treasury locks outstanding as of 2010 or 2009 year end.

Fair Value Measurements: Snap-on has derivative assets and liabilities that are measured at Level 2 fair value on a recurring basis. The fair value of derivative instruments, including interest rate swaps and foreign currency forward contracts (“foreign currency forwards”), included within the Consolidated Balance Sheets as of 2010 and 2009 year end are as follows:

		2010		2009
(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Prepaid expenses and other assets	$1.8	$–	$–	$–
Interest rate swaps	Other assets	5.9	–	2.5	–

Total		7.7	–	2.5	–

Derivatives Not Designated as Hedging Instruments:
Foreign currency forwards	Prepaid expenses and other assets	4.2	–	3.1	–
Foreign currency forwards	Other accrued liabilities	–	10.3	–	8.5

Total		4.2	10.3	3.1	8.5

Total derivative instruments		$11.9	$10.3	$5.6	$8.5

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. The company did not have any derivative assets or liabilities measured at Level 1 or Level 3, or implement any changes in its valuation techniques as of and for the 2010 and 2009 years ended.

90	SNAP-ON INCORPORATED

The effect of derivative instruments designated as fair value hedges as included in the Consolidated Statements of Earnings is as follows:

		Effective Portion of Gain / (Loss) Recognized in Income
(Amounts in millions)	Statement of Earnings Presentation	2010	2009
Derivatives Designated as Fair Value Hedges:
Interest rate swaps	Interest Expense	$4.9	$1.8

The effects of derivative instruments designated as cash flow hedges, including treasury locks and firm commitment agreements (“firm commitments”), as included in Accumulated OCI on the Consolidated Balance Sheets and the Consolidated Statements of Earnings are as follows:

(Amounts in millions)	Effective Portion of Gain / (Loss) Recognized in Accumulated OCI			Effective Portion of Gain / (Loss) Reclassified from Accumulated OCI into Income
	2010	2009	Statement of Earnings Presentation	2010	2009
Derivatives Designated as Cash Flow Hedges:
Treasury locks	$2.1	$0.6	Interest expense	$–	$ –
Treasury locks	–	(0.3)	Financial services revenue	–	(3.1)

Firm commitments	0.1	–	Net sales	0.1	(0.2)

The following table represents the effect of derivative instruments not designated as hedging instruments as included in the Consolidated Statements of Earnings:

		Gain / (Loss) Recognized in Income
(Amounts in millions)	Statement of Earnings Presentation	2010	2009
Derivatives Not Designated as Hedging Instruments:
Foreign currency forwards	Other income (expense) – net	$4.6	$9.3

Snap-on’s foreign currency forwards, as discussed above, are typically not designated as hedges for financial reporting purposes. The fair value changes of derivatives not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. The $4.6 million derivative gain recognized in 2010 was more than offset by transaction losses on net exposures of $5.3 million, resulting in a net foreign exchange loss of $0.7 million. The $9.3 million derivative gain recognized in 2009 was offset by transaction losses on net exposures of $8.7 million, resulting in a net foreign exchange gain of $0.6 million. The resulting net foreign exchange gains and losses are included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. See Note 16 for additional information on “Other income (expense) – net.”

See the accompanying Consolidated Statements of Comprehensive Income for additional information on changes in comprehensive income.

As of 2010 year end, the maximum maturity date of any fair value hedge was 11 years. During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $363,000 after tax at the time the underlying hedge transactions are realized.

2010 ANNUAL REPORT	91

Notes to Consolidated Financial Statements (continued)

Counterparty Risk: Snap-on is exposed to credit losses in the event of non-performance by the counterparties to its interest rate swap agreements and foreign currency forward contracts. Snap-on does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparties and enters into agreements only with financial institution counterparties with a credit rating of A- or better. Snap-on does not anticipate non-performance by its counterparties, but cannot provide assurances.

Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements as of 2010 and 2009 year end are as follows:

	2010		2009
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$561.0	$651.3	$300.2	$358.8
Contract receivables – net	164.9	179.3	103.6	113.0
Long-term debt, notes payable and current maturities of long-term debt	1,170.8	1,247.7	1,066.8	1,118.0

The following methods and assumptions were used in estimating the fair value of financial instruments:

•

Finance and contract receivables include both short-term and long-term receivables. Fair value of finance and contract receivables was estimated based on a discounted cash flow analysis that was performed over the average life of the financing receivables using a current market discount rate of a similar term adjusted for credit quality.

•

Fair value of long-term debt and current maturities of long-term debt was estimated based on quoted market values of Snap-on’s publicly traded senior debt. The carrying value of long-term debt and current maturities of long-term debt includes adjustments related to fair value hedges. The fair value of notes payable approximates such instruments’ carrying value due to their short-term nature.

•

The fair value of all other financial instruments including cash equivalents, trade and other accounts receivable, accounts payable and other financial instruments approximates such instruments’ carrying value due to their short-term nature.

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

The status of Snap-on’s pension plans as of 2010 and 2009 year end are as follows:

(Amounts in millions)	2010	2009
Change in projected benefit obligation:
Benefit obligation at beginning of year	$968.7	$871.5
Service cost	16.5	16.5
Interest cost	54.2	53.8
Plan participants’ contributions	1.4	1.3
Plan curtailments	(0.3)	0.1
Benefits paid	(50.9)	(50.5)
Plan amendments	–	0.3
Actuarial loss	50.9	63.3
Net transfer in	–	0.1
Foreign currency impact	(3.1)	12.3

Benefit obligation at end of year	$1,037.4	$968.7

92	SNAP-ON INCORPORATED

	0000000000000	0000000000000
(Amounts in millions)	2010	2009
Change in plan assets:
Fair value of plan assets at beginning of year	$716.2	$666.9
Actual return on plan assets	67.8	79.2
Plan participants’ contributions	1.4	1.3
Employer contributions	59.9	9.8
Benefits paid	(50.9)	(50.5)
Foreign currency impact	(1.4)	9.5

Fair value of plan assets at end of year	$793.0	$716.2

Unfunded status at end of year	$(244.4)	$(252.5)

Amounts recognized in the Consolidated Balance Sheets as of 2010 and 2009 year end are as follows:

	0000000000000	0000000000000
(Amounts in millions)	2010	2009
Other assets	$0.4	$0.6
Accrued benefits	(4.1)	(4.2)
Pension liabilities	(240.7)	(248.9)

Net liability	$(244.4)	$(252.5)

Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets are as follows:

	000000000000	000000000000
(Amounts in millions)	2010	2009
Net loss, net of tax of $122.8 million and $115.4 million, respectively	$(206.9)	$(193.4)
Prior service cost, net of tax of $2.0 million and $2.6 million, respectively	(3.2)	(4.6)

	$(210.1)	$(198.0)

The accumulated benefit obligation for Snap-on’s pension plans as of 2010 and 2009 year end was $996.0 million and $920.5 million, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for Snap-on’s pension plans in which the accumulated benefit obligation exceeds the fair value of plan assets as of 2010 and 2009 year end are as follows:

	000000000000	000000000000
(Amounts in millions)	2010	2009
Projected benefit obligation	$995.9	$933.5
Accumulated benefit obligation	959.0	890.3
Fair value of plan assets	752.2	681.0

2010 ANNUAL REPORT	93

Notes to Consolidated Financial Statements (continued)

The components of net periodic benefit cost and other amounts recognized in “Other comprehensive income (loss)” (“OCI”) are as follows:

(Amounts in millions)	2010	2009	2008
Net periodic benefit cost:
Service cost	$16.5	$16.5	$19.4
Interest cost	54.2	53.8	53.0
Expected return on plan assets	(57.9)	(60.4)	(68.4)
Amortization of prior service cost	1.2	1.3	1.3
Amortization of unrecognized loss	19.4	6.7	1.1
Amortization of net transition asset	–	–	(0.1)
Curtailment loss recognized	0.9	0.1	–
Settlement loss recognized	–	–	0.8

Net periodic benefit cost	34.3	18.0	7.1

Other changes in benefit obligations recognized in OCI:
Prior service cost	(1.4)	(0.4)	0.6
Net loss	13.5	26.3	113.0
Transition asset	–	–	0.1

Total recognized in OCI	12.1	25.9	113.7

Total recognized in net periodic benefit cost and OCI	$46.4	$43.9	$120.8

Amounts in Accumulated OCI that are expected to be amortized as net expense during 2011 are as follows:

(Amounts in millions)	Amount
Amortization of prior service cost	$1.1
Amortization of unrecognized loss	30.3

Total to be recognized in net periodic benefit cost	$31.4

The worldwide weighted-average assumptions used to determine Snap-on’s full-year pension costs are as follows:

	2010	2009	2008
Discount rate	5.9%	6.2%	6.3%
Expected long-term rate of return on plan assets	7.8%	7.8%	8.3%
Rate of compensation increase	3.6%	3.6%	3.7%

The worldwide weighted-average assumptions used to determine Snap-on’s projected benefit obligation as of 2010 and 2009 year end are as follows:

	2010	2009
Discount rate	5.3%	5.9%
Rate of compensation increase	3.6%	3.6%

94	SNAP-ON INCORPORATED

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans. The methodology for selecting the discount rate as of 2010 and 2009 year end was to match the plan’s cash flows to that of a theoretical bond portfolio yield curve that provides the equivalent yields on zero-coupon bonds with an AA rating or better for each maturity. The weighted-average discount rate for Snap-on’s domestic pension plans of 5.3% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 basis points (100 basis points equals 1.0 percent) would have increased Snap-on’s 2010 domestic pension expense and projected benefit obligations by approximately $4.8 million and $49.2 million, respectively. As of 2010 year end, Snap-on’s domestic projected benefit obligations comprised approximately 82% of Snap-on’s worldwide projected benefit obligations. The weighted-average discount rate for Snap-on’s foreign pension plans of 5.3% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 basis points would have increased Snap-on’s 2010 foreign pension expense and projected benefit obligation by approximately $1.6 million and $16.8 million, respectively.

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

Snap-on uses the last day of its fiscal year end as the measurement date for its plans. Snap-on funds its pension plans as required by governmental regulation and may consider discretionary contributions as conditions warrant. Snap-on expects to make contributions of $10.2 million to its foreign pension plans and $1.4 million to its domestic pension plans in 2011. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2011.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2011	$57.3
2012	58.2
2013	71.0
2014	62.3
2015	65.3
2016 – 2020	360.8

Snap-on’s domestic pension plans have a long-term investment horizon and a total return strategy that emphasizes a capital growth objective. The long-term investment performance objective for Snap-on’s domestic plans’ assets is to achieve net of expense returns that meet or exceed the 8.0% domestic long-term, rate-of-return-on-assets assumption used for reporting purposes. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its domestic plan assets.

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

2010 ANNUAL REPORT	95

Notes to Consolidated Financial Statements (continued)

Snap-on’s domestic pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2010 and 2009 year end are as follows:

Asset category:	Target	2010	2009
Equity securities	51%	49%	49%
Debt securities and cash	31%	34%	33%
Real estate and other real assets	8%	6%	6%
Other	10%	11%	12%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$674.8	$610.2

The following is a summary, by asset category, of the fair value inputs of Snap-on’s domestic pension plans’ assets as of 2010 year end:

(Amounts in millions) Asset category:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$13.0	$–	$–	$13.0
Equity securities
Domestic	61.6	–	–	61.6
Foreign	1.8	–	–	1.8
Corporate debt securities
Domestic	109.7	–	–	109.7
Foreign	14.9	–	–	14.9
Government debt securities
Domestic	60.2	–	–	60.2
Foreign	0.5	–	–	0.5
Common collective trusts
Domestic	–	21.6	–	21.6
Foreign	–	133.1	–	133.1
Registered investment companies
Domestic	88.0	–	–	88.0
Foreign	18.6	–	–	18.6
Hedge funds
Domestic	–	–	42.0	42.0
Foreign	–	–	31.5	31.5
Private equity partnerships – domestic	–	–	41.4	41.4
Real estate and other real assets – domestic	7.2	–	29.7	36.9

Total	$375.5	$154.7	$144.6	$674.8

96	SNAP-ON INCORPORATED

The following is a summary of the fiscal 2010 changes in fair value of the domestic plans’ assets with Level 3 inputs:

(Amounts in millions)	Hedge Fund Interests	Private Equity Partnership Interests	Real Estate Interests	Total
Balance as of 2009 year end	$69.4	$32.9	$30.4	$132.7
Total realized gains (losses)	(0.4)	1.8	–	1.4
Total unrealized gains (losses)	4.8	0.9	(2.6)	3.1
Purchases, sales and settlements	(0.3)	5.8	1.9	7.4

Balance as of 2010 year end	$73.5	$41.4	$29.7	$144.6

The following is a summary, by asset category, of the fair value inputs of Snap-on’s domestic pension plans’ assets as of 2009 year end:

(Amounts in millions) Asset category:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6.1	$–	$–	$6.1
Equity securities
Domestic	56.8	–	–	56.8
Foreign	1.6	–	–	1.6
Corporate debt securities
Domestic	99.1	–	–	99.1
Foreign	17.3	–	–	17.3
Government debt securities
Domestic	39.6	–	–	39.6
Foreign	8.6	–	–	8.6
Common collective trusts
Domestic	–	20.4	–	20.4
Foreign	–	126.9	–	126.9
Registered investment companies
Domestic	76.2	–	–	76.2
Foreign	17.3	–	–	17.3
Hedge funds
Domestic	–	–	44.8	44.8
Foreign	–	–	24.6	24.6
Private equity partnerships – domestic	–	–	32.9	32.9
Real estate and other real assets – domestic	7.6	–	30.4	38.0

Total	$330.2	$147.3	$132.7	$610.2

2010 ANNUAL REPORT	97

Notes to Consolidated Financial Statements (continued)

The following is a summary of the fiscal 2009 changes in fair value of the domestic plans’ assets with Level 3 inputs:

(Amounts in millions)	Hedge Fund Interests	Private Equity Partnership Interests	Real Estate Interests	Total
Balance as of 2008 year end	$73.7	$30.6	$60.4	$164.7
Total realized gains	0.5	0.6	1.3	2.4
Total unrealized gains (losses)	8.0	(4.6)	(30.8)	(27.4)
Purchases, sales and settlements	(12.8)	6.3	(0.5)	(7.0)

Balance as of 2009 year end	$69.4	$32.9	$30.4	$132.7

Snap-on’s primary investment objective for its foreign pension plans’ assets is to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the company’s risk tolerance. The foreign asset allocation policies consider the company’s financial strength and long-term asset class risk/return expectations, since the obligations are long term in nature. The company believes the foreign pension plans’ assets, which are managed locally by professional investment firms, are well diversified.

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

Snap-on’s foreign pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2010 and 2009 year end are as follows:

Asset category:	Target	2010	2009
Equity securities	37%	37%	48%
Debt securities and cash	43%	44%	47%
Other	20%	19%	5%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$118.2	$106.0

The following is a summary, by asset category, of the fair value inputs of Snap-on’s foreign pension plans’ assets as of 2010 year end:

(Amounts in millions) Asset category:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2.5	$–	$–	$2.5
Equity securities	12.5	14.5	–	27.0
Corporate debt securities	–	16.3	–	16.3
Balanced funds	–	41.3	–	41.3
Insurance contracts	–	14.9	–	14.9
Hedge funds	–	–	16.2	16.2

Total	$15.0	$87.0	$16.2	$118.2

98	SNAP-ON INCORPORATED

The following is a summary of the fiscal 2010 changes in fair value of the foreign plans’ assets with Level 3 inputs:

(Amounts in millions)	Hedge Fund Interests
Balance as of 2009 year end	$–
Purchases, sales and settlements	16.1
Unrealized gains	0.1

Balance as of 2010 year end	$16.2

The following is a summary, by asset category, of the fair value inputs of Snap-on’s foreign pension plans’ assets as of 2009 year end:

(Amounts in millions)	Level 2
Asset category:
Balanced portfolios	$56.7
Insurance contracts	49.3

Total	$106.0

Snap-on has several 401(k) plans covering certain U.S. employees. Snap-on’s employer match to the 401(k) plans is made with cash contributions. For 2010, 2009 and 2008, Snap-on recognized $4.3 million, $4.5 million and $4.7 million, respectively, of expense related to its 401(k) plans.

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

The status of Snap-on’s U.S. postretirement health care plans is as follows:

(Amounts in millions)	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$81.2	$73.8
Service cost	0.2	0.2
Interest cost	3.9	4.8
Plan participants’ contributions	1.4	1.5
Benefits paid	(8.3)	(10.3)
Actuarial loss	2.9	11.2

Benefit obligation at end of year	$81.3	$81.2

2010 ANNUAL REPORT	99

Notes to Consolidated Financial Statements (continued)

(Amounts in millions)	2010	2009
Change in plan assets:
Fair value of plan assets at beginning of year	$12.5	$10.4
Plan participants’ contributions	1.4	1.5
Employer contributions	6.9	8.6
Actual return on VEBA plan assets	1.4	2.3
Benefits paid	(8.3)	(10.3)

Fair value of plan assets at end of year	$13.9	$12.5

Unfunded status at end of year	$(67.4)	$(68.7)

Amounts recognized in the Consolidated Balance Sheets as of 2010 and 2009 year end consist of:

(Amounts in millions)	2010	2009
Accrued benefits	$(7.8)	$(8.0)
Retiree health care benefits	(59.6)	(60.7)

Net liability	$(67.4)	$(68.7)

The amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2010 and 2009 year end are as follows:

(Amounts in millions)	2010	2009
Net loss, net of tax of $2.1 million and $1.2 million, respectively	$(3.4)	$(1.9)
Prior service credit, net of tax of zero and $0.1 million, respectively	–	0.2

	$(3.4)	$(1.7)

The components of net periodic benefit cost and other amounts recognized in OCI are as follows:

(Amounts in millions)	2010	2009	2008
Net periodic benefit cost:
Service cost	$0.2	$0.2	$0.3
Interest cost	3.9	4.8	4.4
Expected return on plan assets	(0.9)	(0.7)	(1.1)
Amortization of prior service credit	(0.4)	(0.4)	(0.4)
Amortization of unrecognized gain	–	–	(0.4)

Net periodic benefit cost	2.8	3.9	2.8
Other changes in benefit obligations recognized in OCI:
Prior service cost	0.2	0.3	0.2
Net loss	1.5	5.8	4.0

Total recognized in OCI	1.7	6.1	4.2

Total recognized in net periodic benefit cost and OCI	$4.5	$10.0	$7.0

Snap-on does not expect to recognize any prior service costs or prior net losses included in Accumulated OCI on the accompanying 2010 Consolidated Balance Sheet in net periodic benefit cost in 2011.

100	SNAP-ON INCORPORATED

The weighted-average discount rates used to determine Snap-on’s postretirement health care expense are as follows:

	2010	2009	2008
Discount rate	5.00%	6.30%	6.00%

The weighted-average discount rates used to determine Snap-on’s accumulated benefit obligation are as follows:

	2010	2009
Discount rate	4.3%	5.0%

The methodology for selecting the discount rate as of 2010 and 2009 year end was to match the plan’s cash flows to that of a theoretical bond portfolio yield curve that provides the equivalent yields on zero-coupon bonds with an AA rating or better for each maturity.

The actuarial calculation assumes a health care cost trend rate of 7.9% in 2011, decreasing gradually to 4.5% in 2028 and thereafter. As of 2010 year end, a one-percentage-point increase in the health care cost trend rate for future years would increase the accumulated postretirement benefit obligation by approximately $2.3 million and the aggregate of the service cost and interest cost components by $0.1 million. Conversely, a one-percentage-point decrease in the health care cost trend rate for future years would decrease the accumulated postretirement benefit obligation by $2.0 million and the aggregate of the service cost and interest rate components by $0.1 million.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2011	$10.4
2012	10.5
2013	10.4
2014	9.7
2015	8.5
2016-2020	28.7

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

2010 ANNUAL REPORT	101

Notes to Consolidated Financial Statements (continued)

Snap-on’s VEBA plan target allocation and actual weighted-average asset allocation as of 2010 and 2009 year end, by asset category and fair value of plan assets, are as follows:

Asset category:	Target	2010	2009
Equity securities	56%	58%	55%
Debt securities and cash	10%	15%	15%
Real estate and other real assets	14%	7%	9%
Other	20%	20%	21%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$13.9	$ 12.5

The following is a summary, by asset category, of the fair value inputs of the VEBA assets as of 2010 year end:

(Amounts in millions) Asset category:	Level 1	Level 3	Total
Cash and cash equivalents	$0.1	$–	$0.1
Mutual funds – Equity securities	7.9	–	7.9
Mutual funds – Real estate securities	1.0	–	1.0
Mutual funds – Debt securities	2.1	–	2.1
Private equity partnerships – domestic	–	2.8	2.8

Total	$11.1	$2.8	$13.9

The following is a summary of the fiscal 2010 changes in fair value of the VEBA plan assets with Level 3 inputs:

(Amounts in millions)	Private Equity Partnership Interests
Balance as of 2009 year end	$2.7
Unrealized gains	0.1

Balance as of 2010 year end	$2.8

The following is a summary, by asset category, of the fair value inputs of the VEBA assets as of 2009 year end:

(Amounts in millions) Asset category:	Level 1	Level 3	Total
Cash and cash equivalents	$0.2	$–	$0.2
Mutual funds – Equity securities	8.0	–	8.0
Mutual funds – Debt securities	1.6	–	1.6
Private equity partnerships – domestic	–	2.7	2.7

Total	$9.8	$2.7	$12.5

The following is a summary of the fiscal 2009 changes in fair value of the VEBA plan assets with Level 3 inputs:

(Amounts in millions)	Private Equity Partnership Interests
Balance as of 2008 year end	$2.3
Unrealized gains	0.4

Balance as of 2009 year end	$2.7

102	SNAP-ON INCORPORATED

Note 13: Stock-based Compensation and Other Stock Plans

The 2001 Incentive Stock and Awards Plan, as amended (“2001 Plan”), which was approved by shareholders, provides for the grant of stock options, performance share awards and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). As of 2010 year end, the 2001 Plan had 1,511,650 shares available for future grants; the company uses treasury stock to deliver shares under the 2001 Plan.

Net stock-based compensation expense was $14.9 million in 2010 and $13.0 million in 2008. In 2009, the reversal of performance award accruals not expected to vest was partially offset by the vesting of stock options and stock appreciation rights, resulting in a net credit to income of $3.0 million. Cash received from option exercises was $23.7 million in 2010, $4.5 million in 2009 and $41.7 million in 2008. The tax benefit realized from the exercise of share-based payment arrangements was $2.0 million in 2010, $3.5 million in 2009 and $10.9 million in 2008.

Stock Options

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant and have a contractual term of ten years. Stock option grants vest ratably on the first, second and third anniversaries of the date of grant.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the period of time that options granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The following weighted-average assumptions were used in calculating the fair value of stock options granted during 2010, 2009 and 2008, using the Black-Scholes valuation model:

	2010	2009	2008
Expected term of option (in years)	5.85	5.87	5.84
Expected volatility factor	33.98%	30.19%	25.98%
Expected dividend yield	2.76%	2.72%	2.79%
Risk-free interest rate	2.39%	1.77%	2.72%

A summary of stock option activity during 2010 is presented below:

	Shares (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	2,259	$39.47
Granted	542	41.09
Exercised	(331)	34.27
Forfeited or expired	(71)	39.17

Outstanding at end of year	2,399	40.57	6.70	$38.5

Exercisable at end of year	1,381	41.77	5.38	20.5

*	Weighted-average

The weighted-average grant date fair value of options granted was $10.90 in 2010, $6.76 in 2009 and $10.80 in 2008. The intrinsic value of options exercised was $5.2 million in 2010, $0.2 million in 2009 and $18.6 million in 2008. The fair value of stock options vested was $4.6 million in 2010, $3.3 million in 2009 and $6.4 million in 2008.

As of 2010 year end there was $5.6 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 1.8 years.

2010 ANNUAL REPORT	103

Notes to Consolidated Financial Statements (continued)

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

Snap-on began granting performance-based units (designated as RSUs) in 2009; such awards have a one year performance period based on the results of the consolidated financial metrics of the company followed by a two year cliff vesting schedule. For performance achieved above a certain level, the recipient may earn additional shares of stock, not to exceed 100% of the number of RSUs initially awarded.

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

	2010	2009	2008
Expected term of performance award (in years)	3.0	3.0	3.0
Expected volatility factor	42.82%	37.09%	26.16%
Risk-free interest rate	1.44%	1.32%	2.11%

The weighted-average grant date fair value of performance awards granted during 2010, 2009 and 2008 was $41.01, $29.69 and $51.75, respectively. No performance shares were paid out during 2010; performance share awards of 125,164 shares were paid out during 2009. There were no vested performance shares as of 2010 or 2009 year end. Based on the company’s 2010 performance, 169,921 RSUs granted in 2010 were earned; assuming continued employment, these RSUs will vest in February 2013. Based on the company’s 2009 performance, 65,819 RSUs granted in 2009 were earned; assuming continued employment, these RSUs will vest in February 2012. As a result of employee retirements in 2010, 3,427 of the RSUs earned in 2009 vested pursuant to the terms of the related award agreements; these RSUs will be paid out at a later date. Changes to the company’s non-vested performance share awards in 2010 are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at beginning of year	537	$41.73
Granted	344	41.01
Vested	(3)	56.72
Cancellations	(209)	43.93

Non-vested performance awards at end of year	669	38.68

*	Weighted-average

As of 2010 year end there was approximately $10.2 million of unrecognized compensation cost related to non-vested performance share awards granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 1.9 years.

Stock Appreciation Rights (“SARs”)

The company also issues SARs to certain key non-U.S. employees. SARs are granted with an exercise price equal to the market value of a share of Snap-on’s common stock on the date of grant and have a contractual term of ten years and vest ratably on the first, second and third anniversaries of the date of grant. SARs provide for the cash payment of the excess of the fair market value of Snap-on’s common stock price on the date of exercise over the grant price. SARs have no effect on dilutive shares or shares outstanding as any appreciation of Snap-on’s common stock value over the grant price is paid in cash and not in common stock.

104	SNAP-ON INCORPORATED

The fair value of SARs is remeasured each reporting period using the Black-Scholes valuation model. The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs. The following weighted-average assumptions were used in calculating the fair value of SARs granted during 2010, 2009 and 2008 using the Black-Scholes valuation model:

	2010	2009	2008
Expected term of SARs (in years)	5.54	5.69	5.23
Expected volatility factor	34.59%	30.25%	30.27%
Expected dividend yield	2.76%	2.72%	2.68%
Risk-free interest rate	2.39%	1.77%	1.72%

The total intrinsic value of SARs exercised was $0.7 million in 2010 and $1.7 million in 2008; no SARS were exercised in 2009. The total fair value of SARs vested during 2010, 2009 and 2008 was $2.3 million, $0.6 million and $0.7 million, respectively. Changes to the company’s non-vested SARS in 2010 are as follows:

	SARs (in thousands)	Fair Value Price per Share*
Non-vested SARs at beginning of year	259	$9.85
Granted	111	20.59
Vested	(137)	16.70
Cancellations	(11)	–

Non-vested SARs at end of year	222	21.73

*	Weighted-average

As of 2010 year end there was $4.8 million of unrecognized compensation cost related to non-vested SARs granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 1.4 years.

Restricted Stock Awards

The company granted awards of 23,417 and 36,980 restricted stock units to members of its Board of Directors (“Board”) in 2010 and 2009, respectively, pursuant to the 2001 Plan. All restrictions will lapse upon the recipient’s termination of service as a director or in the event of a change in control, as defined in the 2001 Plan.

Directors’ Fee Plan: Under the Directors’ 1993 Fee Plan, as amended, non-employee directors may elect up to 100% of their fees and retainer in shares of Snap-on’s common stock. Directors may elect to defer receipt of all or part of these shares. Issuances under the Directors’ Fee Plan totaled 3,600 shares in 2010, 4,532 shares in 2009 and 3,071 shares in 2008. Additionally, receipt of 4,780 shares, 6,458 shares and 5,229 shares was deferred in 2010, 2009 and 2008, respectively. As of 2010 year end, shares reserved for issuance to directors under this plan totaled 155,830 shares.

Employee Stock Purchase Plan: Employees of Snap-on are eligible to participate in an employee stock purchase plan. The employee purchase price of the common stock is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2010, 2009 and 2008, issuances under this plan totaled 112,944 shares, 32,181 shares and 19,001 shares, respectively. As of 2010 year end, shares reserved for issuance to employees under this plan totaled 138,361 shares and Snap-on held employee contributions of approximately $1.5 million for the purchase of common stock by employees. Employees are able to withdraw from the plan and receive all contributions made during the plan year. Compensation expense for plan participants in 2010 was $1.8 million; compensation expense for plan participants in 2009 and 2008 was not significant.

2010 ANNUAL REPORT	105

Notes to Consolidated Financial Statements (continued)

Dealer Stock Purchase Plan: Franchisees are eligible to participate in a dealer stock purchase plan. The franchisee purchase price of the common stock is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2010, 2009 and 2008, issuances under this plan totaled 109,052 shares, 53,839 shares and 29,857 shares, respectively. As of 2010 year end, shares reserved for issuance to franchisees under this plan totaled 537,218 shares and Snap-on held franchisee contributions of approximately $1.5 million for the purchase of common stock by franchisees. Franchisees are able to withdraw from the plan and receive all contributions made during the plan year. Expense for plan participants in 2010 was $1.6 million; expense for plan participants in 2009 and 2008 was not significant.

Dividend Reinvestment and Stock Purchase Plan: Under this plan, participating shareholders may invest the cash dividends from all or a portion of their common stock to buy additional shares. The program also permits new investors and current shareholders to make additional contributions. For 2010, 2009 and 2008, issuances under the dividend reinvestment and stock purchase plan totaled 28,007 shares, 38,426 shares and 22,656 shares, respectively. As of 2010 year end, shares available for purchase under this plan totaled 1,497,763 shares.

Note 14: Capital Stock

Snap-on has undertaken repurchases of Snap-on common stock from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options and other corporate purposes. Snap-on repurchased 152,000 shares in 2010 and 1,230,000 shares in 2008; Snap-on did not repurchase any shares in 2009. As of 2010 year end, Snap-on has remaining availability to repurchase up to an additional $159.4 million in common stock pursuant to Board authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Cash dividends paid in 2010, 2009 and 2008 totaled $71.3 million, $69.0 million and $69.7 million, respectively. Cash dividends in 2010 were $1.22 per share, and cash dividends in both 2009 and 2008 were $1.20 per share. On February 9, 2011, the company’s Board declared a quarterly dividend of $0.32 per share payable on March 10, 2011, to shareholders of record on February 24, 2011.

Note 15: Commitments and Contingencies

Snap-on leases facilities, office equipment and vehicles under non-cancelable operating and capital leases that extend for varying amounts of time. Snap-on’s future minimum lease commitments under these leases, net of sub-lease rental income, are as follows:

(Amounts in millions)	Operating Lease	Capital Lease
Year:
2011	$26.1	$2.4
2012	20.2	2.4
2013	15.3	2.3
2014	9.9	1.9
2015	6.9	1.9
2016 and thereafter	14.0	17.5

Total minimum lease payments	$92.4	$28.4

Less: amount representing interest		(5.4)

Total present value of minimum capital lease payments		$23.0

Amounts included in the accompanying Consolidated Balance Sheets for the present value of minimum capital lease payments as of 2010 year end are as follows:

(Amounts in millions)	2010
Other accrued liabilities	$1.6
Other long-term liabilities	21.4

Total present value of minimum capital lease payments	$23.0

106	SNAP-ON INCORPORATED

Rent expense, net of sub-lease rental income, for worldwide facilities, office equipment and vehicles was $33.2 million, $35.4 million and $33.8 million in 2010, 2009 and 2008, respectively.

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. Snap-on’s product warranty accrual activity for 2010, 2009 and 2008 is as follows:

(Amounts in millions)	2010	2009	2008
Warranty accrual:
Beginning of year	$14.3	$15.5	$17.1
Additions	16.0	9.6	11.1
Usage	(13.4)	(10.8)	(12.7)

End of year	$16.9	$14.3	$15.5

Snap-on filed a notice of arbitration with the American Arbitration Association on January 8, 2010, concerning a dispute with CIT relating to various underpayments made during the course of their financial services joint venture, in which Snap-on has alleged damages of approximately $115 million. As a result of the dispute, Snap-on has withheld certain amounts (totaling $107.8 million as of 2010 year end and $81.5 million as of 2009 year end) from payments made to CIT relating to SOC’s ongoing business activities. CIT filed its response denying Snap-on’s claim and asserting certain claims against Snap-on for other matters relating to the joint venture on January 29, 2010. CIT’s claims allege damages in excess of $110 million, the majority of which relates to returning the amounts withheld by Snap-on. The $107.8 million and $81.5 million retained by Snap-on as of 2010 and 2009 year end, respectively, is included in “Other accrued liabilities” on the accompanying Consolidated Balance Sheets. Discovery in the CIT matter is ongoing, with arbitration scheduled for the second quarter of 2011. At this time, no determination can be made as to the likely outcome of this dispute.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van loans sold by SOC; as of 2010 and 2009 year end, $15.9 million and $17.6 million, respectively, of franchisee loans contain a recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of January 1, 2011, was not material.

Snap-on is involved in various other legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these other legal matters, management believes that the results of these other legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 16: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Consolidated Statements of Earnings consists of the following:

(Amounts in millions)	2010	2009	2008
Interest income	$1.3	$1.7	$6.6
Foreign exchange gain (loss)	(0.7)	0.6	(1.3)
Other	0.2	–	(2.5)

Total other income (expense) – net	$0.8	$2.3	$2.8

Note 17: Segments

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. In the second quarter of 2010, and as previously disclosed, Snap-on realigned its management organization and, as a result, its reportable business segments. This organizational change reflects the company’s efforts to better support the product and service needs of the company’s primary customer segments. These customer segments include: (i) commercial and industrial customers, including professionals in critical industries and emerging markets; (ii) professional technicians who purchase products through the company’s worldwide mobile tool distribution network; and (iii) other professional customers related to vehicle repair, including owners and managers of independent and original equipment manufacturer (“OEM”) dealership service and repair shops. In addition, Snap-on’s Financial Services customer segment offers financing options that include (i) loans to franchisees’ customers and Snap-on’s industrial and other customers for the purchase or lease of tools, equipment and diagnostics products on an extended term payment plan; and (ii) business loans and vehicle leases to franchisees.

2010 ANNUAL REPORT	107

Notes to Consolidated Financial Statements (continued)

The primary organizational changes in 2010 included the realignment of the company’s equipment products and equipment repair services operations from the Commercial & Industrial Group to the newly created Repair Systems & Information Group in order to better serve customers in the worldwide vehicle service and repair marketplace, including owners and managers of independent and OEM dealership service and repair shops. In addition to equipment products and equipment repair services, the Repair Systems & Information Group includes the business operations of the company’s former Diagnostics & Information Group, consisting of those operations providing diagnostics, vehicle service information, business management systems, electronic parts catalogs, and other solutions for vehicle service to customers in the worldwide vehicle and repair marketplace. The organizational changes also included the realignment of the company’s sales operations in Japan from the Snap-on Tools Group to the Commercial & Industrial Group to assist in further penetrating the customer base, particularly industrial buyers, in that region. The company also reallocated certain costs between the operating units as a result of these organizational changes, reflecting value-added activities and contributions related to the particular customer base being served. Prior year segment financial data has been restated to reflect these reportable business segment realignments.

As a result of the organizational changes in 2010, Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving automotive service technicians through the worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers, primarily owners and managers of independent repair shops and OEM dealership service and repair shops, through direct and distributor channels. Financial Services consists of the business operations of Snap-on’s wholly-owned finance subsidiaries.

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

Neither Snap-on nor any of its segments depend on any single customer, small group of customers or government for more than 10% of its revenues.

Financial Data by Segment:

(Amounts in millions)	2010	2009	2008
Net sales:
Commercial & Industrial Group	$1,048.2	$897.6	$1,155.9
Snap-on Tools Group	1,039.9	940.1	1,046.2
Repair Systems & Information Group	847.2	778.8	947.3

Segment net sales	2,935.3	2,616.5	3,149.4
Intersegment eliminations	(316.1)	(254.0)	(296.1)

Total net sales	$2,619.2	$2,362.5	$2,853.3
Financial Services revenue	62.3	58.3	81.4

Total revenues	$2,681.5	$2,420.8	$2,934.7

108	SNAP-ON INCORPORATED

Financial Data by Segment (continued):

(Amounts in millions)	2010	2009	2008
Operating earnings:
Commercial & Industrial Group	$116.9	$48.2	$150.9
Snap-on Tools Group	114.0	108.2	115.0
Repair Systems & Information Group	164.4	122.1	132.0
Financial Services	14.4	17.5	37.3

Segment operating earnings	409.7	296.0	435.2
Corporate	(78.3)	(45.3)	(46.4)

Operating earnings	331.4	250.7	388.8
Interest expense	(54.8)	(47.7)	(33.8)
Other income (expense) – net	0.8	2.3	2.8

Earnings before income taxes and equity earnings	$277.4	$205.3	$357.8

(Amounts in millions)	2010	2009
Assets:
Commercial & Industrial Group	$875.5	$871.5
Snap-on Tools Group	424.7	373.1
Repair Systems & Information Group	929.4	943.5
Financial Services	850.6	530.8

Total assets from reportable segments	3,080.2	2,718.9
Corporate	697.8	768.0
Elimination of intersegment receivables	(48.6)	(39.5)

Total assets	$3,729.4	$3,447.4

(Amounts in millions)	2010	2009	2008
Capital expenditures:
Commercial & Industrial Group	$22.1	$26.1	$26.1
Snap-on Tools Group	19.0	14.5	31.8
Repair Systems & Information Group	6.6	22.5	11.9
Financial Services	0.2	0.4	1.1

Total from reportable segments	47.9	63.5	70.9
Corporate	3.2	0.9	3.0

Total capital expenditures	$51.1	$64.4	$73.9

Depreciation and amortization:
Commercial & Industrial Group	$21.6	$22.4	$22.2
Snap-on Tools Group	16.2	16.4	15.1
Repair Systems & Information Group	32.6	33.4	33.2
Financial Services	0.7	0.9	1.4

Total from reportable segments	71.1	73.1	71.9
Corporate	1.6	1.5	0.1

Total depreciation and amortization	$72.7	$74.6	$72.0

2010 ANNUAL REPORT	109

Notes to Consolidated Financial Statements (continued)

Financial Data by Segment (continued):

Geographic Regions:

(Amounts in millions)	2010	2009	2008
Total revenue:*
United States	$1,591.1	$1,440.1	$1,669.4
United Kingdom	214.2	193.2	238.7
All other	876.2	787.5	1,026.6

Total revenue	$2,681.5	$2,420.8	$2,934.7

(Amounts in millions)	2010	2009
Long-lived assets:**
United States	$919.5	$945.2
Sweden	138.6	135.6
All other	277.1	287.5

Total long-lived assets	$1,335.2	$1,368.3

*	Revenue is attributed to countries based on the origin of the sale.
**	Long-lived assets consist of Property and equipment – net, and Goodwill and Other intangibles – net.

Products and Services: Snap-on derives net sales from a broad line of products and complementary services that are grouped into three categories: (i) tools; (ii) diagnostics and repair information; and (iii) equipment. The tools category includes Snap-on’s hand tools, power tools, tool storage units, saws, and cutting and pruning tools product offerings. The diagnostics and repair information category includes handheld and PC-based diagnostics products, service and repair information products, and diagnostic software solutions, including electronic parts catalogs, business management and other solutions to help dealerships manage and track performance. The equipment category includes solutions for the diagnosis and service of automotive and industrial equipment. Snap-on also derives revenue from financing its products through its wholly-owned finance subsidiaries. Snap-on utilizes various financing programs to facilitate the sales of its products. Further product line information is not presented as it is not practicable to do so. The following table shows the consolidated net sales and revenues of these product groups in the last three years:

(Amounts in millions)	2010	2009	2008
Net sales:
Tools	$1,545.1	$1,311.3	$1,694.9
Diagnostics and repair information	563.3	556.5	589.8
Equipment	510.8	494.7	568.6

Total net sales	$2,619.2	$2,362.5	$2,853.3
Financial services revenue	62.3	58.3	81.4

Total revenue	$2,681.5	$2,420.8	$2,934.7

110	SNAP-ON INCORPORATED

Note 18: Quarterly Data (unaudited)

(Amounts in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2010
Net sales	$621.6	$647.6	$653.1	$696.9	$2,619.2
Gross profit	287.6	303.8	301.2	318.5	1,211.1
Financial services revenue	9.7	13.9	17.2	21.5	62.3
Financial services expenses	(11.4)	(12.2)	(12.2)	(12.1)	(47.9)
Total revenue	631.3	661.5	670.3	718.4	2,681.5
Net earnings	38.0	46.9	48.3	59.8	193.0
Net earnings attributable to Snap-on Incorporated	36.8	45.3	46.5	57.9	186.5
Earnings per share – basic	0.64	0.78	0.80	0.99	3.22
Earnings per share – diluted	0.63	0.78	0.80	0.99	3.19
Cash dividends paid per share	0.30	0.30	0.30	0.32	1.22

2009
Net sales	$572.6	$590.0	$581.8	$618.1	$2,362.5
Gross profit	258.7	254.0	260.5	284.4	1,057.6
Financial services revenue	20.0	25.6	6.0	6.7	58.3
Financial services expenses	(10.0)	(9.0)	(11.3)	(10.5)	(40.8)
Total revenue	592.6	615.6	587.8	624.8	2,420.8
Net earnings	37.2	42.0	26.4	38.1	143.7
Net earnings attributable to Snap-on Incorporated	34.8	37.4	25.4	36.6	134.2
Earnings per share – basic	0.61	0.65	0.44	0.63	2.33
Earnings per share – diluted	0.60	0.65	0.44	0.63	2.32
Cash dividends paid per share	0.30	0.30	0.30	0.30	1.20

2010 ANNUAL REPORT	111

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Snap-on has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP-ON INCORPORATED

By:	/s/ Nicholas T. Pinchuk	Date: February 17, 2011
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

/s/ Nicholas T. Pinchuk	Date: February 17, 2011
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer

/s/Aldo J. Pagliari	Date: February 17, 2011
Aldo J. Pagliari, Principal Financial Officer, Senior Vice President – Finance and Chief Financial Officer

/s/ Constance R. Johnsen	Date: February 17, 2011
Constance R. Johnsen, Principal Accounting Officer, Vice President and Controller

112	SNAP-ON INCORPORATED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

By:	/s/ Bruce S. Chelberg	Date: February 17, 2011
Bruce S. Chelberg, Director

By:	/s/ Karen L. Daniel	Date: February 17, 2011
Karen L. Daniel, Director

By:	/s/ Roxanne J. Decyk	Date: February 17, 2011
Roxanne J. Decyk, Director

By:	/s/ John F. Fiedler	Date: February 17, 2011
John F. Fiedler, Director

By:	/s/ James P. Holden	Date: February 17, 2011
James P. Holden, Director

By:	/s/ Nathan J. Jones	Date: February 17, 2011
Nathan J. Jones, Director

By:	/s/ Arthur L. Kelly	Date: February 17, 2011
Arthur L. Kelly, Director

By:	/s/ W. Dudley Lehman	Date: February 17, 2011
W. Dudley Lehman, Director

By:	/s/ Nicholas T. Pinchuk	Date: February 17, 2011
Nicholas T. Pinchuk, Director

By:	/s/ Edward H. Rensi	Date: February 17, 2011
Edward H. Rensi, Director

By:	/s/ Gregg M. Sherrill	Date: February 17, 2011
Gregg M. Sherrill, Director

By:	/s/ Richard F. Teerlink	Date: February 17, 2011
Richard F. Teerlink, Director

2010 ANNUAL REPORT	113

Item 15(b): Exhibit Index (*)

(3)	(a)

Restated Certificate of Incorporation of Snap-on Incorporated, as amended through April 25, 1997 (incorporated by reference to Exhibit 3(a) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (Commission File No. 1-7724))

(b)

Amended and Restated Bylaws of Snap-on Incorporated, adopted on February 19, 2008 (incorporated by reference to Exhibit 3.1 to Snap-on’s Current Report on Form 8-K dated February 19, 2008 (Commission File No. 1-7724))

(4)	(a)

Indenture, dated as of January 8, 2007, between Snap-on Incorporated and U.S. Bank National Association as trustee (incorporated by reference to Exhibit (4)(b) to Form S-3 Registration Statement (Registration No. 333-139863))

(b)

Officer’s Certificate, dated January 12, 2007, creating the $150,000,000 5.50% Notes due 2017 (incorporated by reference to Exhibit 4.2 to Snap-on’s Current Report on Form 8-K/A dated January 9, 2007 (Commission File No. 1-7724))

(c)

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

Officer’s Certificate, dated as of August 14, 2009, providing for the $250,000,000 6.125% Notes due 2021 (incorporated by reference to Exhibit 4.1 to Snap-on’s Current Report on Form 8-K dated August 11, 2009 (Commission File No. 1-7724))

(f)

Officer’s Certificate, dated as of December 14, 2010, providing for the $250,000,000 4.250% Notes due 2018 (incorporated by reference to Exhibit 4.1 to Snap-on’s Current Report on Form 8-K dated December 9, 2010 (Commission File No. 1-7724))

(g)

Loan and Servicing Agreement, dated as of October 1, 2010, by and among SOC SPV1, LLC, as borrower, Snap-on Credit LLC, as servicer, the commercial paper conduits from time to time party thereto as conduit lenders, the financial institutions from time to time party thereto as committed lenders, the financial institutions from time to time party thereto as administrative agents, and JPMorgan Chase Bank, N.A., as program agent (incorporated by reference to Exhibit 4.1 to Snap-on’s Current Report on Form 8-K dated October 1, 2010 (Commission File No. 1-7724))

(h)

Receivables Sale Agreement, dated as of October 1, 2010, by and among Snap-on Credit LLC and each affiliate of Snap-on Credit LLC from time to time party thereto, as sellers, and SOC SPV1, LLC, as purchaser (incorporated by reference to Exhibit 4.1 to Snap-on’s Current Report on Form 8-K dated October 1, 2010 (Commission File No. 1-7724))

Except for the foregoing, Snap-on and its subsidiaries have no unregistered long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of January 1, 2011. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

(10)	Material Contracts

(a)

Amended and Restated Snap-on Incorporated 1986 Incentive Stock Program (incorporated by reference to

Exhibit (10)(a) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005

(Commission File No. 1-7724))**

114	SNAP-ON INCORPORATED

(b)

Amended and Restated Snap-on Incorporated 2001 Incentive Stock and Awards Plan (Amended and Restated as of April 27, 2006, as further amended on August 6, 2009) (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2009 (Commission File No. 1-7724))**

(c)

Form of Restated Executive Agreement between Snap-on Incorporated and each of Nicholas T. Pinchuk, Martin M. Ellen (Mr. Ellen’s agreement terminated upon his departure from Snap-on on March 31, 2010), Anup R. Banerjee, Iain Boyd, Constance R. Johnsen, Thomas L. Kassouf, Jeanne M. Moreno, Aldo J. Pagliari, Irwin M. Shur and Thomas J. Ward (incorporated by justify reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K dated January 31, 2008 (Commission File No. 1-7724))**

(d)

Form of Indemnification Agreement between Snap-on Incorporated and certain executive officers and directors (incorporated by reference to Exhibit 10(d) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (Commission File No. 1-7724))** (superseded)

(d)(1)	Form of Indemnification Agreement between Snap-on Incorporated and certain executive officers** (Includes non -material changes finalized in November 2010)

(d)(2)	Form of Indemnification Agreement between Snap-on Incorporated and directors** (Includes non-material changes finalized in November 2010)

(e)

Amended and Restated Snap-on Incorporated Directors’ 1993 Fee Plan (as amended through August 5, 2010) (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2010 (Commission File No. 1-7724))**

(f)

Snap-on Incorporated Deferred Compensation Plan (as amended through June 11, 2010) (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2010 (Commission File No. 1-7724))**

(g)

Snap-on Incorporated Supplemental Retirement Plan for Officers (as amended through June 11, 2010) (incorporated by reference to Exhibit 10.2 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2010 (Commission File No. 1-7724))**

(h)

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

(m)	Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10(m) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010 (Commission File No. 1-7724))**

(n)

Letter agreement between Snap-on Incorporated and Nicholas T. Pinchuk dated December 18, 2007 (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K dated December 18, 2007 (Commission File No. 1 -7724))**

2010 ANNUAL REPORT	115

(o)

Transition Services Agreement, dated March 18, 2010, by and among Snap-on Incorporated and Martin M. Ellen (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2010 (Commission File No. 1-7724))**

(p)

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

Underwriting Agreement, dated as of August 11, 2009, among Snap-on Incorporated, CitiGroup Global Markets Inc., J.P. Morgan Securities Inc., Mizuho Securities USA Inc. and UBS Securities LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Snap-on’s Current Report on Form 8-K dated February 19, 2009 (Commission File No. 1-7724))

(s)

Underwriting Agreement, dated as of December 9, 2010, among Snap-on Incorporated, CitiGroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Snap-on’s Current Report on Form 8-K dated December 9, 2010 (Commission File No. 1-7724))

(12)	Computation of Ratio of Earnings to Fixed Charges

(14)

Snap-on Incorporated Section 406 of the Sarbanes-Oxley Act Code of Ethics (incorporated by reference to Exhibit 10(aa) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (Commission File No. 1-7724))

(21)	Subsidiaries of the Corporation

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document***

(101.SCH)	XBRL Taxonomy Extension Schema Document***

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document***

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document***

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document***

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document***

116	SNAP-ON INCORPORATED

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

***

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the twelve months ended January 1, 2011, January 2, 2010, and January 3, 2009; (ii) Consolidated Balance Sheets as of January 1, 2011, and January 2, 2010; (iii) Consolidated Statements of Shareholders’ Equity for the twelve months ended January 1, 2011, January 2, 2010, and January 3, 2009; (iv) Consolidated Statements of Comprehensive Income for the twelve months ended January 1, 2011, January 2, 2010, and January 3, 2009; (v) Consolidated Statements of Cash Flow for the twelve months ended January 1, 2011, January 2, 2010, and January 3, 2009; and (vi) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed “furnished” and not “filed” for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

2010 ANNUAL REPORT	117