Form 10-Q
period 2011-04-02
SNAP-ON Inc
filed 2011-04-21
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 15, 2011
Common Stock, $1.00 par value	58,197,452 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Net sales	$693.7	$621.6
Cost of goods sold	(363.1)	(334.0)

Gross profit	330.6	287.6
Operating expenses	(243.3)	(215.9)

Operating earnings before financial services	87.3	71.7

Financial services revenue	25.8	9.7
Financial services expenses	(13.3)	(11.4)

Operating earnings (loss) from financial services	12.5	(1.7)

Operating earnings	99.8	70.0
Interest expense	(16.3)	(14.0)
Other income (expense) – net	0.8	0.3

Earnings before income taxes and equity earnings	84.3	56.3
Income tax expense	(27.2)	(19.0)

Earnings before equity earnings	57.1	37.3
Equity earnings, net of tax	0.9	0.7

Net earnings	58.0	38.0
Net earnings attributable to noncontrolling interests	(1.8)	(1.2)

Net earnings attributable to Snap-on Incorporated	$56.2	$36.8

Net earnings per share attributable to Snap-on Incorporated:
Basic	$0.97	$0.64
Diluted	0.96	0.63

Weighted-average shares outstanding:
Basic	58.2	57.8
Effect of dilutive options	0.5	0.5

Diluted	58.7	58.3

Dividends declared per common share	$0.32	$0.30

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	April 2, 2011	January 1, 2011
ASSETS
Current assets
Cash and cash equivalents	$517.3	$572.2
Trade and other accounts receivable – net	457.6	443.3
Finance receivables – net	232.8	215.3
Contract receivables – net	42.4	45.6
Inventories – net	368.6	329.4
Deferred income tax assets	83.5	87.0
Prepaid expenses and other assets	101.1	72.7

Total current assets	1,803.3	1,765.5
Property and equipment
Land	21.4	20.5
Buildings and improvements	268.8	261.9
Machinery, equipment and computer software	643.1	620.9

	933.3	903.3
Accumulated depreciation and amortization	(580.7)	(559.3)

Property and equipment – net	352.6	344.0

Deferred income tax assets	91.7	91.5
Long-term finance receivables – net	370.7	345.7
Long-term contract receivables – net	131.6	119.3
Goodwill	822.8	798.4
Other intangibles – net	194.0	192.8
Other assets	73.3	72.2

Total assets	$3,840.0	$3,729.4

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	April 2, 2011	January 1, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$217.5	$216.0
Accounts payable	141.5	146.1
Accrued benefits	48.7	45.0
Accrued compensation	66.7	86.7
Franchisee deposits	39.5	40.4
Other accrued liabilities	361.0	346.9

Total current liabilities	874.9	881.1

Long-term debt	953.0	954.8
Deferred income tax liabilities	96.6	94.4
Retiree health care benefits	58.6	59.6
Pension liabilities	259.2	246.1
Other long-term liabilities	92.1	89.0

Total liabilities	2,334.4	2,325.0

Shareholders’ equity
Shareholders’ equity attributable to Snap-on Incorporated
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,308,793 and 67,300,630 shares)	67.3	67.3
Additional paid-in capital	174.5	169.2
Retained earnings	1,681.4	1,644.1
Accumulated other comprehensive loss	(40.4)	(104.8)
Treasury stock at cost (9,120,841 and 9,119,085 shares)	(393.1)	(387.3)

Total shareholders’ equity attributable to Snap-on Incorporated	1,489.7	1,388.5
Noncontrolling interests	15.9	15.9

Total shareholders’ equity	1,505.6	1,404.4

Total liabilities and shareholders’ equity	$3,840.0	$3,729.4

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in millions, except share data)

(Unaudited)

The following summarizes the changes in total shareholders’ equity for the three month period ending April 2, 2011:

	Shareholders’ equity attributable to Snap-on Incorporated
(Amounts in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Shareholders’ Equity

Balance at January 1, 2011	$67.3	$169.2	$1,644.1	$(104.8)	$(387.3)	$15.9	$1,404.4
Net earnings for the three months ended April 2, 2011	–	–	56.2	–	–	1.8	58.0
Foreign currency translation	–	–	–	64.5	–	–	64.5
Change in cash flow hedges	–	–	–	(0.1)	–	–	(0.1)
Cash dividends – $0.32 per share	–	–	(18.9)	–	–	–	(18.9)
Dividend reinvestment plan and other	–	0.5	–	–	–	(1.8)	(1.3)
Stock compensation plans	–	3.5	–	–	11.8	–	15.3
Share repurchases – 296,000 shares	–	–	–	–	(17.6)	–	(17.6)
Tax benefit from certain stock options	–	1.3	–	–	–	–	1.3

Balance at April 2, 2011	$67.3	$174.5	$1,681.4	$(40.4)	$(393.1)	$15.9	$1,505.6

The following summarizes the changes in total shareholders’ equity for the three month period ending April 3, 2010:

	Shareholders’ equity attributable to Snap-on Incorporated
(Amounts in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Shareholders’ Equity

Balance at January 2, 2010	$67.3	$154.4	$1,528.9	$(68.4)	$(392.2)	$15.6	$1,305.6
Net earnings for the three months ended April 3, 2010 (excludes $0.3 million of net loss attributable to the redeemable noncontrolling interest)	–	–	36.8	–	–	1.5	38.3
Foreign currency translation	–	–	–	(42.3)	–	–	(42.3)
Cash dividends – $0.30 per share	–	–	(17.4)	–	–	–	(17.4)
Dividend reinvestment plan and other	–	0.3	–	–	–	(1.5)	(1.2)
Stock compensation plans	–	1.9	–	–	2.2	–	4.1
Tax benefit from certain stock options	–	0.3	–	–	–	–	0.3

Balance at April 3, 2010	$67.3	$156.9	$1,548.3	$(110.7)	$(390.0)	$15.6	$1,287.4

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Comprehensive income (loss)
Net earnings	$58.0	$38.0
Other comprehensive income (loss):
Foreign currency translation	64.5	(42.3)
Change in fair value of cash flow hedges	(0.1)	–

Total comprehensive income (loss)	122.4	(4.3)

Comprehensive income attributable to non-redeemable noncontrolling interest	(1.8)	(1.5)
Comprehensive loss attributable to redeemable noncontrolling interest	–	0.3

Comprehensive income (loss) attributable to Snap-on Incorporated	$120.6	$(5.5)

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts in millions)

(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Operating activities:
Net earnings	$58.0	$38.0
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	12.4	12.3
Amortization of other intangibles	5.9	5.9
Provision for losses on finance receivables	1.8	3.4
Provision for losses on non-finance receivables	5.7	6.3
Stock-based compensation expense	5.9	3.0
Excess tax benefits from stock-based compensation	(1.3)	(0.2)
Deferred income tax provision (benefit)	3.6	(4.2)
Changes in operating assets and liabilities:
(Increase) decrease in trade and other accounts receivable	(9.5)	(22.7)
(Increase) decrease in contract receivables	(7.5)	(10.7)
(Increase) decrease in inventories	(29.3)	(22.2)
(Increase) decrease in prepaid and other assets	(11.5)	(6.9)
Increase (decrease) in accounts payable	(6.3)	6.6
Increase (decrease) in accruals and other liabilities	–	1.8

Net cash provided by operating activities	27.9	10.4

Investing activities:
Additions to finance receivables	(128.2)	(110.7)
Collections of finance receivables	86.8	45.5
Capital expenditures	(18.6)	(5.7)
Disposal of property and equipment	0.2	0.1

Net cash used by investing activities	(59.8)	(70.8)

Financing activities:
Repayment of long-term debt	–	(150.0)
Proceeds from short-term borrowings	9.6	6.4
Repayments of short-term borrowings	(8.5)	(5.8)
Net increase in other short-term borrowings	0.5	0.4
Purchase of treasury stock	(17.6)	–
Proceeds from stock purchase and option plans	11.8	2.0
Cash dividends paid	(18.9)	(17.4)
Excess tax benefits from stock-based compensation	1.3	0.2
Other	(2.1)	(2.0)

Net cash used by financing activities	(23.9)	(166.2)

Effect of exchange rate changes on cash and cash equivalents	0.9	(0.5)

Decrease in cash and cash equivalents	(54.9)	(227.1)
Cash and cash equivalents at beginning of year	572.2	699.4

Cash and cash equivalents at end of period	$517.3	$472.3

Supplemental cash flow disclosures:
Cash paid for interest	$(24.1)	$(28.2)
Net cash paid for income taxes	(8.7)	(10.2)

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Accounting Policies

Principles of consolidation and presentation

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on Incorporated’s (“Snap-on” or “the company”) 2010 Annual Report on Form 10-K for the fiscal year ended January 1, 2011. The company’s 2011 fiscal first quarter ended on April 2, 2011; the 2010 fiscal first quarter ended on April 3, 2010.

The Condensed Consolidated Financial Statements include the accounts of Snap-on and its wholly-owned and majority-owned subsidiaries. Snap-on accounts for investments in unconsolidated affiliates where Snap-on has a greater than 20% but less than 50% ownership interest under the equity method of accounting. Investments in unconsolidated affiliates of $41.6 million as of April 2, 2011, and $39.4 million as of January 1, 2011 (“2010 year end”) are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets. Equity investment dividends received in the first quarter of 2010 totaled $2.0 million; no equity investment dividends were received in the first quarter of 2011. In the normal course of business, the company may purchase products or services from unconsolidated affiliates. Purchases from unconsolidated affiliates were $5.6 million and $4.7 million in the first quarters of 2011 and 2010, respectively. The Condensed Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated.

As previously disclosed, in the second quarter of 2010, Snap-on realigned its management organization and, as a result, its reportable business segments. The accompanying segment data has been restated to reflect these realignments. Refer to Note 16 for information on Snap-on’s reportable business segments.

Snap-on Credit LLC (“SOC”) is the company’s financial services operation in the United States. Snap-on terminated its SOC financial services joint venture agreement with CIT Group Inc. (“CIT”) on July 16, 2009, and subsequently acquired CIT’s 50%-ownership interest in SOC. As a result, SOC became a wholly-owned subsidiary of Snap-on and Snap-on began providing financing for the majority of new loans originated by SOC; prior to July 16, 2009, substantially all of the loans originated by SOC were sold to CIT.

As of both April 2, 2011, and January 1, 2011, “Other accrued liabilities” on the accompanying Condensed Consolidated Balance Sheets included $107.8 million of amounts withheld from payments made to CIT relating to ongoing business activities. The amount withheld relates to a dispute between the parties concerning various payments made during the course of the financial services joint venture. See Note 14 for further information.

Certain prior year amounts were reclassified on the Condensed Consolidated Statements of Cash Flow to reflect the “Provision for losses on non-finance receivables” as part of “Net cash provided by operating activities;” previously non-cash provisions for losses on non-finance receivables were included in “(Increase) decrease in trade and other accounts receivable” as part of “Net cash provided by operating activities.”

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three month periods ended April 2, 2011, and April 3, 2010, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

New Accounting Standards

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

The Financial Accounting Standards Board (“FASB”) issued a pronouncement in July 2010 that requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes, as well as the reasons for such changes, in the allowance for credit losses. The new disclosures, which require information regarding both financing receivables and the related allowances for credit losses at more disaggregated levels, became effective for Snap-on as of its 2010 fiscal year end. Specific disclosures regarding activities that occur during a reporting period, such as the disaggregated rollforward disclosures, became effective for Snap-on at the beginning of its 2011 fiscal year. The adoption of this guidance, which affects disclosures primarily related to Snap-on’s finance and contract receivables, did not have a significant impact on the company’s Condensed Consolidated Financial Statements.

Fair Value Measurements and Disclosures

The fair value measurements hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority (“Level 3”) to unobservable inputs. Fair value measurements primarily based on observable market information are given a “Level 2” priority. Previously released guidance on fair value measurements and disclosures was amended in January 2010. The amendment requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. A portion of the amendment was effective for Snap-on at the beginning of its 2010 fiscal first quarter and requires the disclosure of transfers into and out of Level 1 and Level 2 fair value measurements; the amendment’s requirements related to Level 3 disclosures became effective for Snap-on at the beginning of its 2011 fiscal year. The adoption of this guidance, which affects new disclosures only, did not have a significant impact on the company’s Condensed Consolidated Financial Statements.

Revenue Arrangements with Multiple Deliverables

Previously released guidance on revenue arrangements with multiple deliverables was amended in October 2009; the amended guidance became effective for Snap-on at the beginning of its 2011 fiscal year. The amendment addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The amendment has been applied prospectively for new or materially modified arrangements; the adoption of this guidance did not have a significant impact on the company’s Condensed Consolidated Financial Statements.

Certain Revenue Arrangements that Include Software Elements

Previously released guidance on certain revenue arrangements that include software elements was amended in October 2009; the amended guidance became effective for Snap-on at the beginning of its 2011 fiscal year. The amendment removes tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product’s essential functionality, and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The amendment has been applied prospectively for new or materially modified arrangements; the adoption of this guidance did not have a significant impact on the company’s Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Acquisitions

On March 5, 2008, Snap-on acquired a 60% interest in Wanda Snap-on (Zhejiang) Co. Ltd, (now known as Snap-on Asia Manufacturing (Zhejiang) Co. Ltd. (“Xiaoshan”)) the company’s tool manufacturing operation in Xiaoshan, China. Snap-on acquired the remaining 40% redeemable noncontrolling interest in Xiaoshan for a purchase price of $7.7 million and $0.1 million of transaction costs on April 6, 2010. The acquisition of Xiaoshan is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions.

Note 3: Accounts Receivable

Trade and Other Accounts Receivable

Snap-on’s trade and other accounts receivable primarily arise from the sale of tools, diagnostics and equipment to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel on a non-extended-term basis with payment terms generally ranging from 30 to 120 days.

The components of Snap-on’s trade and other accounts receivable as of April 2, 2011, and January 1, 2011, are as follows:

(Amounts in millions)	April 2, 2011	January 1, 2011
Trade and other accounts receivable	$485.9	$470.3
Allowances for doubtful accounts	(28.3)	(27.0)

Total trade and other accounts receivable – net	$457.6	$443.3

Finance and Contract Receivables

SOC originates extended-term finance and contract receivables on sales of Snap-on product sold through the U.S. franchisee and customer network and to Snap-on’s industrial and other customers; Snap-on’s foreign finance subsidiaries provide similar financing internationally. Interest income on finance and contract receivables is included in “Financial services revenue” on the accompanying Condensed Consolidated Statements of Earnings.

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

Snap-on did not purchase any finance or contract receivables during the three months ended April 2, 2011.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The components of Snap-on’s current finance and contract receivables as of April 2, 2011, and January 1, 2011, are as follows:

(Amounts in millions)	April 2, 2011	January 1, 2011
Finance receivables, net of unearned finance charges of $7.5 million and $7.0 million	$239.8	$222.4
Contract receivables, net of unearned finance charges of $6.9 million and $6.0 million	43.9	46.8

Total	283.7	269.2

Allowances for doubtful accounts:
Finance receivables	(7.0)	(7.1)
Contract receivables	(1.5)	(1.2)

Total	(8.5)	(8.3)

Total current finance and contract receivables – net	$275.2	$260.9

Finance receivables – net	$232.8	$215.3
Contract receivables – net	42.4	45.6

Total current finance and contract receivables – net	$275.2	$260.9

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of April 2, 2011, and January 1, 2011, are as follows:

(Amounts in millions)	April 2, 2011	January 1, 2011
Finance receivables, net of unearned finance charges of $9.2 million and $8.7 million	$384.8	$360.1
Contract receivables, net of unearned finance charges of $9.5 million and $8.4 million	134.9	122.1

Total	519.7	482.2

Allowances for doubtful accounts:
Finance receivables	(14.1)	(14.4)
Contract receivables	(3.3)	(2.8)

Total	(17.4)	(17.2)

Total long-term finance and contract receivables – net	$502.3	$465.0

Finance receivables – net	$370.7	$345.7
Contract receivables – net	131.6	119.3

Total long-term finance and contract receivables – net	$502.3	$465.0

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Contract receivables are generally placed on non-accrual status (i) when a receivable is more than 90 days past due or at the point a customer’s account is placed on terminated status regardless of the delinquency status; (ii) upon the death of a customer; or (iii) in other instances in which management concludes collectability is not reasonably assured. Contract receivables that are considered nonperforming include receivables that are on non-accrual status and receivables that are generally more than 90 days past due.

The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the loan agreement. Impaired receivables are covered by the company’s finance and contract allowances for doubtful accounts reserves and are charged-off against the reserves when appropriate. As of April 2, 2011, and January 1, 2011, there were $8.2 million and $7.4 million, respectively, of impaired finance receivables, and there were $0.4 million and $0.8 million, respectively, of impaired contract receivables.

The aging of finance and contract receivables as of April 2, 2011, and January 1, 2011, is as follows:

(Amounts in millions)	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
April 2, 2011:
Finance receivables	$4.9	$2.8	$4.6	$12.3	$612.3	$624.6	$3.1
Contract receivables	0.3	0.1	0.3	0.7	178.1	178.8	0.1

January 1, 2011:
Finance receivables	$5.0	$3.0	$3.8	$11.8	$570.7	$582.5	$2.7
Contract receivables	0.4	0.1	0.2	0.7	168.2	168.9	–

The amount of performing and nonperforming finance and contract receivables based on payment activity as of April 2, 2011, and January 1, 2011, is as follows:

	April 2, 2011		January 1, 2011
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$616.4	$178.4	$575.1	$168.1
Nonperforming	8.2	0.4	7.4	0.8

Total	$624.6	$178.8	$582.5	$168.9

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The amount of finance and contract receivables on non-accrual status as of April 2, 2011, and January 1, 2011, is as follows:

(Amounts in millions)	April 2, 2011	January 1, 2011
Finance receivables	$5.2	$4.7
Contract receivables	0.4	0.8

The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three months ended April 2, 2011:

	Three Months Ended April 2, 2011
(Amounts in millions)	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of year	$21.5	$4.0
Provision for bad debt expense	1.8	1.0
Charge-offs	(3.2)	(0.4)
Recoveries	1.0	0.2

End of period	$21.1	$4.8

Prior to the termination of the company’s financial services joint venture with CIT, SOC sold substantially all new finance and contract loan originations to CIT on a limited recourse basis; SOC retained the right to service such loans for a contractual servicing fee. As of April 2, 2011, the remaining portfolio of receivables owned by CIT that is being serviced by SOC was approximately $216.2 million. Contractual servicing fees were $0.8 million for the three month period ended April 2, 2011, and $1.6 million for the three month period ended April 3, 2010.

Note 4: Inventories

Inventories by major classification were as follows:

(Amounts in millions)	April 2, 2011	January 1, 2011
Finished goods	$330.0	$308.7
Work in progress	30.7	25.0
Raw materials	77.3	64.1

Total FIFO value	438.0	397.8
Excess of current cost over LIFO cost	(69.4)	(68.4)

Total inventories – net	$368.6	$329.4

Inventories accounted for using the first-in, first-out (“FIFO”) method as of both April 2, 2011, and January 1, 2011, approximated 64% of total inventories. The company accounts for its non-U.S. inventory on the FIFO basis. As of April 2, 2011, approximately 26% of the company’s U.S. inventory was accounted for using the FIFO basis and 74% was accounted for using the last-in, first-out (“LIFO”) basis. There were no LIFO inventory liquidations in the three month periods ended April 2, 2011, and April 3, 2010.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 5: Intangible and Other Assets

The changes in the carrying amount of goodwill by segment for the three month period ended April 2, 2011, were as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of January 1, 2011	$299.3	$12.5	$486.6	$798.4
Currency translation	21.3	–	3.1	24.4

Balance as of April 2, 2011	$320.6	$12.5	$489.7	$822.8

Additional disclosures related to other intangible assets are as follows:

	April 2, 2011		January 1, 2011
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$135.2	$(39.2)	$134.3	$(36.8)
Developed technology	19.4	(15.6)	19.1	(14.8)
Internally developed software	70.4	(42.8)	66.2	(40.1)
Patents	27.4	(17.2)	27.1	(16.6)
Trademarks	2.2	(0.5)	2.0	(0.5)
Other	8.5	(2.5)	8.3	(2.3)

Total	263.1	(117.8)	257.0	(111.1)
Non-amortized trademarks	48.7	–	46.9	–

Total other intangible assets	$311.8	$(117.8)	$303.9	$(111.1)

Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, loss of key customers and/or changes in technology or markets, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of April 2, 2011, the company has no accumulated impairment losses.

The weighted-average amortization periods related to other intangible assets are as follows:

(In years)	Weighted- average Amortization
Customer relationships	16
Developed technology	5
Internally developed software	3
Patents	11
Trademarks	29
Other	39

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

The aggregate amortization expense was $5.9 million in each of the three month periods ended April 2, 2011, and April 3, 2010. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $23.1 million in 2011, $19.8 million in 2012, $13.9 million in 2013, $10.1 million in 2014, $9.4 million in 2015 and $9.2 million in 2016.

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

(Amounts in millions)	April 2, 2011	January 1, 2011
Cash surrender value of life insurance	$9.9	$9.9
Policy loans outstanding	(9.3)	(9.3)

Net cash value of life insurance	$0.6	$0.6

Note 6: Exit and Disposal Activities

Snap-on recorded costs associated with exit and disposal activities for the three month periods ended April 2, 2011, and April 3, 2010, as follows:

	Three Months Ended
(Amounts in millions)	April 2, 2011	April 3, 2010
Exit and disposal costs:
Cost of goods sold
Commercial & Industrial Group	$0.2	$1.3
Snap-on Tools Group	2.3	–
Repair Systems & Information Group	–	1.0

Total cost of goods sold	2.5	2.3

Operating expenses:
Commercial & Industrial Group	–	0.3
Snap-on Tools Group	0.5	0.1
Repair Systems & Information Group	–	0.5

Total operating expenses	0.5	0.9

Total restructuring expenses:
Commercial & Industrial Group	0.2	1.6
Snap-on Tools Group	2.8	0.1
Repair Systems & Information Group	–	1.5

Total restructuring expenses	$3.0	$3.2

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Of the $3.0 million and $3.2 million of costs incurred during the three month periods ended April 2, 2011, and April 3, 2010, respectively, $1.0 million and $3.0 million, respectively, qualified for accrual treatment. Costs associated with exit and disposal activities in 2011 primarily related to headcount reductions from (i) the expected mid-2011 closure of the Newmarket, Canada, tool storage manufacturing facility; and (ii) various other management and realignment actions.

Snap-on’s exit and disposal accrual activity for the first quarter of 2011 was as follows:

(Amounts in millions)	Balance at January 1, 2011	Additions	Usage	Balance at April 2, 2011
Severance costs:
Commercial & Industrial Group	$2.8	$–	$(0.4)	$2.4
Snap-on Tools Group	3.5	1.0	(0.2)	4.3
Repair Systems & Information Group	3.3	–	(0.5)	2.8
Corporate	0.2	–	(0.1)	0.1
Facility-related costs:
Commercial & Industrial Group	0.5	–	–	0.5
Snap-on Tools Group	0.2	–	(0.2)	–

Total	$10.5	$1.0	$(1.4)	$10.1

The majority of the exit and disposal accrual will be utilized in 2011; approximately $0.3 million of facility-related costs will extend beyond 2011 due to a longer-term lease obligation.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 7: Income Taxes

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 33.0% and 34.5% in the first three months of 2011 and 2010, respectively. The lower 2011 effective income tax rate is primarily attributable to the mix of earnings in the various taxing jurisdictions.

For the three months ended April 2, 2011, Snap-on’s unrecognized tax benefits increased by $0.4 million primarily due to new tax positions expected to be taken in future tax filings and the accrual of interest on tax positions taken in prior years.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. Snap-on and its subsidiaries are routinely examined by tax authorities in certain of these jurisdictions and it is reasonably possible that some of these examinations may be resolved within the next 12 months. Due to the potential resolution of these global examinations and the closing of the statutes of limitations in certain jurisdictions, it is reasonably possible that Snap-on’s gross unrecognized tax benefits may decrease by a range of zero to $2.2 million over the next 12 months.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Short-term and Long-term Debt

Short-term and long-term debt as of April 2, 2011, and January 1, 2011, consisted of the following:

(Amounts in millions)	April 2, 2011	January 1, 2011
6.25% unsecured notes due August 2011	$200.0	$200.0
5.85% unsecured notes due 2014	100.0	100.0
5.50% unsecured notes due 2017	150.0	150.0
4.25% unsecured notes due 2018	250.0	250.0
6.70% unsecured notes due 2019	200.0	200.0
6.125% unsecured notes due 2021	250.0	250.0
Other debt*	20.5	20.8

	1,170.5	1,170.8

Less: notes payable and current maturities of long-term debt	(217.5)	(216.0)

Total long-term debt	$953.0	$954.8

* Includes fair value adjustments related to interest rate swaps.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012; as of April 2, 2011, no amounts were outstanding under this facility. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of April 2, 2011, the company’s actual ratios of 0.44 and 2.59, respectively, were both within the permitted ranges as set forth in this financial covenant.

Snap-on also had $20 million of unused available debt capacity under its committed bank lines of credit as of April 2, 2011, including a $10 million line of credit that expires on July 26, 2011, and a $10 million line of credit that expires on August 28, 2011.

Snap-on entered into a loan and servicing agreement on October 1, 2010, that provides for aggregate revolving credit commitments in the principal amount of up to $100 million (subject to borrowing base requirements). The loan and servicing agreement allows Snap-on to secure borrowings of up to $100 million through the pledging of finance receivables under a third-party sponsored asset-backed commercial paper conduit facility. As of April 2, 2011, no amounts were outstanding under this agreement. The agreement expires on September 30, 2011; however, it may be renewed once each year for an additional 364-day term upon request by Snap-on and subsequent concurrence by the lenders.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility, discussed above, Snap-on’s debt agreements and credit facilities, including the October 1, 2010 loan and servicing agreement, also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of April 2, 2011, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

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

At April 2, 2011, Snap-on had $198.1 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $105.1 million in euros, $76.9 million in Swedish kronor, $33.4 million in Australian dollars, $19.8 million in Singapore dollars, $14.4 million in British pounds, $4.7 million in Norwegian kroner, $4.0 million in South Korean won, $4.0 million in Mexican pesos, and $3.5 million in other currencies, and sell contracts comprised of $42.1 million in Canadian dollars, $17.4 million in Japanese yen, $4.5 million in Turkish lira, and $3.7 million in other currencies. At January 1, 2011, Snap-on had $209.6 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $105.2 million in euros, $80.6 million in Swedish kronor, $34.0 million in Australian dollars, $20.1 million in Singapore dollars, $19.3 million in British pounds, $5.3 million in Norwegian kroner, $4.0 million in South Korean won, $3.6 million in Mexican pesos, and $2.8 million in other currencies, and sell contracts including $40.4 million in Canadian dollars, $17.2 million in Japanese yen, $4.1 million in Turkish lira, and $3.6 million in other currencies.

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

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements (“interest rate swaps”) to manage interest costs and risks associated with changing interest rates associated with the company’s fixed rate borrowings. Interest rate swaps are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Current maturities of long-term debt” or “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $150.0 million as of both April 2, 2011, and January 1, 2011. No interest rate swaps classified as cash flow hedges were outstanding as of April 2, 2011, and January 1, 2011.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Treasury Lock Agreements: Snap-on enters into treasury lock agreements (“treasury locks”) to manage the potential change in interest rates in anticipation of issuing fixed rate debt. Treasury locks are accounted for as cash flow hedges. The effective differentials paid or received on treasury locks related to the anticipated issuance of fixed rate debt are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The effective differentials paid or received on treasury locks related to finance receivables were recognized as adjustments to “Financial services revenue” on the accompanying Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of both April 2, 2011, and January 1, 2011, and there were no treasury locks settled during either of the first quarters of 2011 or 2010.

Fair Value Measurements: Snap-on has derivative assets and liabilities that are measured at Level 2 fair value on a recurring basis. The fair value of derivative instruments, including interest rate swaps and foreign currency forward contracts (“foreign currency forwards”), included within the Condensed Consolidated Balance Sheets as of April 2, 2011, and January 1, 2011, are as follows:

		April 2, 2011		January 1, 2011
(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Prepaid expenses and other assets	$ 0.9	$ –	$ 1.8	$ –
Interest rate swaps	Other assets	3.2	–	5.9	–

Total		$ 4.1	$ –	$ 7.7	$ –

Derivatives Not Designated as Hedging Instruments:
Foreign currency forwards	Prepaid expenses and other assets	$ 20.8	$ –	$ 4.2	$ –
Foreign currency forwards	Other accrued liabilities	–	3.4	–	10.3

Total		$ 20.8	$ 3.4	$ 4.2	$ 10.3

Total derivatives instruments		$ 24.9	$ 3.4	$ 11.9	$ 10.3

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. Foreign exchange forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. The company did not have any assets or liabilities measured at Level 1 or Level 3, or implement any changes in its valuation techniques as of and for the quarter ended April 2, 2011.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The effect of derivative instruments designated as fair value hedges as included in the Condensed Consolidated Statements of Earnings is as follows:

		Effective Portion of Gain / (Loss) Recognized in Income Three months ended
(Amounts in millions)	Statement of Earnings Presentation	April 2, 2011	April 3, 2010
Derivatives Designated as Fair Value Hedges:
Interest rate swaps	Interest expense	$1.5	$0.8

The effects of derivative instruments designated as cash flow hedges, including treasury locks and firm commitment agreements (“firm commitments”), as included in Accumulated OCI on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Earnings are as follows:

	Effective Portion of Gain / (Loss) Recognized in Accumulated OCI Three months ended		Statement of	Effective Portion of Gain / (Loss) Reclassified from Accumulated OCI into Income Three months ended
(Amounts in millions)	April 2, 2011	April 3, 2010	Earnings Presentation	April 2, 2011	April 3, 2010
Derivatives Designated as Cash Flow Hedges:
Treasury locks	$–	$–	Interest expense	$0.1	$–

The following table represents the effect of derivative instruments not designated as hedging instruments as included in the Condensed Consolidated Statements of Earnings:

		Gain / (Loss) Recognized in Income Three months ended
(Amounts in millions)	Statement of Earnings Presentation	April 2, 2011	April 3, 2010
Derivatives Not Designated as Hedging Instruments:
Foreign currency forwards	Other income (expense) – net	$19.0	$(12.1)

Snap-on’s foreign currency forwards, as discussed above, are typically not designated as hedges for financial reporting purposes. The fair value changes of derivatives not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. The $19.0 million derivative gain recognized in the first quarter of 2011 was mostly offset by transaction losses on net exposures of $18.6 million, resulting in a net foreign exchange gain of $0.4 million. The $12.1 million derivative loss recognized in the first quarter of 2010 was offset by transaction gains on net exposures of $12.3 million, resulting in a net foreign exchange gain of $0.2 million. The resulting net foreign exchange gains and losses are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 15 for additional information on “Other income (expense) – net.”

See the accompanying Condensed Consolidated Statements of Comprehensive Income for additional information on changes in comprehensive income.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of April 2, 2011, the maximum maturity date of any fair value hedge was 11 years. During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $374,000 after tax at the time the underlying hedge transactions are realized.

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

Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	April 2, 2011		January 1, 2011
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$603.5	$690.6	$561.0	$651.3
Contract receivables – net	174.0	188.8	164.9	179.3

Long-term debt and notes payable and current maturities of long-term debt	1,170.5	1,253.3	1,170.8	1,247.7

The following methods and assumptions were used in estimating the fair value of financial instruments:

•

Finance and contract receivables include both short-term and long-term receivables. The fair value of finance and contract receivables was estimated based on a discounted cash flow analysis that was performed over the average life of the financing receivables using a current market discount rate of a similar term adjusted for credit quality.

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

Note 10: Pension Plans

Snap-on’s net pension expense included the following components:

	Three Months Ended
(Amounts in millions)	April 2, 2011	April 3, 2010
Service cost	$4.7	$4.6
Interest cost	13.3	13.8
Expected return on assets	(14.6)	(14.4)
Actuarial loss	7.6	4.9
Prior service cost	0.3	0.3

Net pension expense	$11.3	$9.2

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on expects to make contributions of approximately $10.2 million to its foreign pension plans and $1.4 million to its domestic pension plans in 2011. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2011.

Note 11: Postretirement Health Care Plans

Snap-on’s net postretirement health care expense included the following components:

	Three Months Ended
(Amounts in millions)	April 2, 2011	April 3, 2010
Service cost	$0.1	$0.1
Interest cost	0.8	0.9
Expected return on plan assets	(0.3)	(0.2)
Prior service credit	–	(0.1)

Net postretirement expense	$0.6	$0.7

Note 12: Stock-Based Compensation

The 2001 Incentive Stock and Awards Plan, as amended (“2001 Plan”), which was approved by shareholders, provides for the grant of stock options, performance share awards and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). As of April 2, 2011, the 2001 Plan had 903,971 shares available for future grants; the company uses treasury stock to deliver shares under the 2001 Plan.

Net stock-based compensation expense was $5.9 million and $3.0 million for the three month periods ended April 2, 2011, and April 3, 2010, respectively. Cash received from option exercises during the three month periods ended April 2, 2011, and April 3, 2010, was $11.8 million and $2.0 million, respectively. The tax benefit realized from the exercise of share-based payment arrangements was $2.2 million and $0.3 million for the three month periods ended April 2, 2011, and April 3, 2010, respectively.

Stock Options

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant and have a contractual term of ten years. Stock option grants vest ratably on the first, second and third anniversaries of the date of grant.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the period of time that options granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three month periods ended April 2, 2011, and April 3, 2010, using the Black-Scholes valuation model:

	Three Months Ended
	April 2, 2011	April 3, 2010
Expected term of option (in years)	5.89	5.85
Expected volatility factor	34.18%	33.97%
Expected dividend yield	2.72%	2.76%
Risk-free interest rate	2.33%	2.39%

A summary of stock option activity as of and for the three month period ended April 2, 2011, is presented below:

	Shares (in thousands)	Exercise Price Per Share (* )	Remaining Contractual Term (* ) (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2011	2,399	$40.57
Granted	585	58.99
Exercised	(290)	39.72
Forfeited or expired	(15)	40.54

Outstanding at April 2, 2011	2,679	44.68	7.27	$43.9

Exercisable at April 2, 2011	1,571	41.73	5.89	30.4

* Weighted-average

The weighted-average grant date fair value of options granted during the three month periods ended April 2, 2011, and April 3, 2010, was $15.80 and $10.88, respectively. The intrinsic value of options exercised during the three month periods ended April 2, 2011, and April 3, 2010, was $5.7 million and $0.8 million, respectively. The fair value of stock options vested was $4.4 million in each of the three month periods ended April 2, 2011, and April 3, 2010.

As of April 2, 2011, there was $13.3 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.5 years.

Performance Awards

Performance awards granted pursuant to the 2001 Plan are earned and expensed using the fair value of the award over a contractual term of three years based on the company’s performance. Vesting of the performance awards is dependent upon performance relative to pre-defined goals for revenue growth and return on net assets for the applicable performance period. For performance achieved above a certain level, the recipient may earn additional shares of stock, not to exceed 100% of the number of performance shares initially awarded.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

The fair value of these awards is estimated on the date of grant using the Black-Scholes valuation model. The company uses the vesting period of the performance awards as the expected term of the awards granted. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the performance award. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the length of time corresponding to the expected term of the performance award. The following weighted-average assumptions were used in calculating the fair value of performance awards granted during the three month periods ended April 2, 2011, and April 3, 2010, using the Black-Scholes valuation model:

	Three Months Ended
	April 2, 2011	April 3, 2010
Expected term of performance award (in years)	3.0	3.0
Expected volatility factor	40.41%	42.82%
Risk-free interest rate	1.34%	1.44%

The weighted-average grant date fair value of performance awards granted during the three month periods ended April 2, 2011, and April 3, 2010, was $58.94 and $41.01, respectively. No performance share awards were paid out during the three month periods ended April 2, 2011, and April 3, 2010. As performance share awards generally vest only at the end of the performance award period, no shares vested during the three month periods ended April 2, 2011, and April 3, 2010.

Based on the company’s 2010 performance, 169,921 RSUs granted in 2010 were earned; assuming continued employment, these RSUs will vest in February 2013. Based on the company’s 2009 performance, 65,819 RSUs granted in 2009 were earned; assuming continued employment, these RSUs will vest in February 2012. As a result of employee retirements, a total of 6,133 of the RSUs earned in 2009 and 2010 vested pursuant to the terms of the related award agreements and were paid out in the first quarter of 2011.

The changes to the company’s non-vested performance awards during the three month period ended April 2, 2011, are as follows:

	Awards (in thousands)	Fair Value (*)
Non-vested performance awards at January 1, 2011	669	$38.68
Granted	203	58.94
Vested	(3)	58.52
Cancellations	(165)	49.85

Non-vested performance awards at April 2, 2011	704	40.70

* Weighted-average

As of April 2, 2011, there was $19.7 million of unrecognized compensation cost related to non-vested performance awards granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.3 years.

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

The fair value of SARs is remeasured each reporting period using the Black-Scholes valuation model. The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs. The following weighted-average assumptions were used in calculating the fair value of SARs granted during the three month periods ended April 2, 2011, and April 3, 2010, using the Black-Scholes valuation model:

	Three Months Ended
	April 2, 2011	April 3, 2010
Expected term of SARs (in years)	5.54	5.53
Expected volatility factor	34.99%	34.13%
Expected dividend yield	2.72%	2.76%
Risk-free interest rate	2.24%	2.67%

The total intrinsic value of SARs exercised during the three month periods ended April 2, 2011, and April 3, 2010, was $1.4 million and $0.1 million, respectively. The total fair value of SARs vested during the three month periods ended April 2, 2011, and April 3, 2010, was $2.5 million and $1.3 million, respectively.

Changes to the company’s non-vested SARs during the three month period ended April 2, 2011, are as follows:

	SARs (in thousands)	Fair Value (*)
Non-vested SARs at January 1, 2011	222	$21.73
Granted	129	16.96
Vested	(105)	24.02
Cancellations	(3)	–

Non-vested SARs at April 2, 2011	243	21.17

* Weighted-average

As of April 2, 2011, there was $5.1 million of unrecognized compensation cost related to non-vested SARs granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.3 years.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 13: Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
Weighted-average common shares outstanding	58,181,586	57,780,353
Dilutive effect of stock-based instruments	549,817	529,172

Weighted-average common shares outstanding, assuming dilution	58,731,403	58,309,525

The dilutive effect of the potential exercise of outstanding stock-based instruments to purchase common shares is calculated using the treasury stock method. Options to purchase 593,638 shares and 876,903 shares of Snap-on common stock for the three month periods ended April 2, 2011, and April 3, 2010, respectively, were not included in the computations of diluted earnings per share as the exercise price of the options was greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

Note 14: Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. The following summarizes Snap-on’s product warranty accrual activity for the three month periods ended April 2, 2011, and April 3, 2010:

	Three Months Ended
(Amounts in millions)	April 2, 2011	April 3, 2010
Warranty accrual:
Beginning of period	$16.9	$14.3
Additions	2.8	3.4
Usage	(3.0)	(3.2)

End of period	$16.7	$14.5

Snap-on filed a notice of arbitration with the American Arbitration Association on January 8, 2010, concerning a dispute with CIT relating to various underpayments made during the course of their financial services joint venture (that was terminated in July 2009), in which Snap-on has alleged damages of approximately $115 million. As a result of the dispute, Snap-on has withheld certain amounts (totaling $107.8 million as of both April 2, 2011, and 2010 year end) from payments made to CIT relating to SOC’s ongoing business activities. CIT filed its response denying Snap-on’s claim and asserting certain claims against Snap-on for other matters relating to the joint venture on January 29, 2010. CIT’s claims allege damages in excess of $110 million, the majority of which relates to returning the amounts withheld by Snap-on. The $107.8 million retained by Snap-on as of April 2, 2011, is included in “Other accrued liabilities” on Snap-on’s April 2, 2011 Condensed Consolidated Balance Sheet. Discovery in the CIT matter is ongoing, with arbitration scheduled for the second quarter of 2011. At this time, no determination can be made as to the likely outcome of this dispute.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van loans sold by SOC; as of April 2, 2011, and January 1, 2011, $15.2 million and $15.9 million, respectively, of franchisee loans contain a recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of April 2, 2011, was not material.

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

Note 15: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended
(Amounts in millions)	April 2, 2011	April 3, 2010
Interest income	$0.4	$0.2
Foreign exchange gain	0.4	0.2
Other	–	(0.1)

Total other income (expense) – net	$0.8	$0.3

Note 16: Segments

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. In the second quarter of 2010, as previously disclosed, Snap-on realigned its management organization and, as a result, its reportable business segments in an effort to better support the product and service needs of the company’s primary customer segments. Prior year segment financial data has been restated to reflect the reportable business segment realignments.

Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving automotive service technicians through the worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers, primarily owners and managers of independent repair shops and original equipment manufacturer (“OEM”) dealership service and repair shops, through direct and distributor channels. Financial Services consists of the business operations of Snap-on’s wholly-owned finance subsidiaries.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Financial data by segment was as follows:

	Three Months Ended
(Amounts in millions)	April 2, 2011	April 3, 2010
Net sales:
Commercial & Industrial Group	$272.4	$247.0
Snap-on Tools Group	282.0	248.5
Repair Systems & Information Group	227.0	202.1

Segment net sales	781.4	697.6
Intersegment eliminations	(87.7)	(76.0)

Total net sales	$693.7	$621.6
Financial services revenue	25.8	9.7

Total revenues	$719.5	$631.3

Operating earnings (loss):
Commercial & Industrial Group	$31.6	$25.4
Snap-on Tools Group	37.1	27.0
Repair Systems & Information Group	42.8	37.0
Financial Services	12.5	(1.7)

Segment operating earnings	124.0	87.7
Corporate	(24.2)	(17.7)

Operating earnings	$99.8	$70.0
Interest expense	(16.3)	(14.0)
Other income (expense) – net	0.8	0.3

Earnings before income taxes and equity earnings	$84.3	$56.3

(Amounts in millions)	April 2, 2011	January 1, 2011
Assets:
Commercial & Industrial Group	$935.5	$875.5
Snap-on Tools Group	453.3	424.7
Repair Systems & Information Group	945.9	929.4
Financial Services	886.8	850.6

Total assets from reportable segments	$3,221.5	$3,080.2
Corporate	670.4	697.8
Elimination of intersegment receivables	(51.9)	(48.6)

Total assets	$3,840.0	$3,729.4

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements:

Statements in this document that are not historical facts, including statements that (i) are in the future tense; (ii) include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on Incorporated (“Snap-on” or “the company”) or its management; (iii) are specifically identified as forward-looking; or (iv) describe Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, as well as those factors discussed in its Annual Report on Form 10-K for the fiscal year ended January 1, 2011, which are incorporated herein by reference, could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain efficiencies and savings from its Rapid Continuous Improvement and other cost reduction initiatives, including its ability to implement reductions in workforce, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues. These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby enhance their sales and profitability, introduce successful new products, successfully integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the potential need to provide further financing for the loans originated by Snap-on Credit LLC, the effects of litigation challenges and proceedings, including the pending dispute with CIT Group Inc., and external negative factors, including continuing uncertainty in world financial markets, weakness in certain areas of the global economy, and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, and the impact of energy and raw material supply and pricing, including steel and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, new U.S. health care legislation and reforms), the impacts of non-strategic business and/or product line rationalizations, and the effects on business as a result of new legislation and regulations and other world or local events outside Snap-on’s control, including terrorist disruptions. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

RESULTS OF OPERATIONS

Results of operations for the three month periods ended April 2, 2011, and April 3, 2010, are as follows:

	Three Months Ended
(Amounts in millions)	April 2, 2011		April 3, 2010		Change
Net sales	$693.7	100.0%	$621.6	100.0%	$72.1	11.6%
Cost of goods sold	(363.1)	-52.3%	(334.0)	-53.7%	(29.1)	-8.7%

Gross profit	330.6	47.7%	287.6	46.3%	43.0	15.0%
Operating expenses	(243.3)	-35.1%	(215.9)	-34.7%	(27.4)	-12.7%

Operating earnings before financial services	87.3	12.6%	71.7	11.6%	15.6	21.8%
Financial services revenue	25.8	100.0%	9.7	100.0%	16.1	166.0%
Financial services expenses	(13.3)	-51.6%	(11.4)	-117.5%	(1.9)	-16.7%

Operating earnings (loss) from financial services	12.5	48.4%	(1.7)	-17.5%	14.2	NM

Operating earnings	99.8	13.9%	70.0	11.1%	29.8	42.6%
Interest expense	(16.3)	-2.3%	(14.0)	-2.2%	(2.3)	-16.4%
Other income (expense) – net	0.8	0.1%	0.3	–	0.5	166.7%

Earnings before income taxes and equity earnings	84.3	11.7%	56.3	8.9%	28.0	49.7%
Income tax expense	(27.2)	-3.8%	(19.0)	-3.0%	(8.2)	-43.2%

Earnings before equity earnings	57.1	7.9%	37.3	5.9%	19.8	53.1%
Equity earnings, net of tax	0.9	0.2%	0.7	0.1%	0.2	28.6%

Net earnings	58.0	8.1%	38.0	6.0%	20.0	52.6%

Net earnings attributable to noncontrolling interests	(1.8)	-0.3%	(1.2)	-0.2%	(0.6)	-50.0%

Net earnings attributable to Snap-on Inc.	$56.2	7.8%	$36.8	5.8%	$19.4	52.7%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales in the first quarter of 2011 of $693.7 million were up $72.1 million, or 11.6%, from 2010 levels; excluding $9.1 million of favorable currency translation, organic sales in the quarter increased 10.0% from 2010 levels. Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including foreign currency translation fluctuations.

Gross profit in the first quarter of 2011 was $330.6 million as compared to $287.6 million in 2010. The $43.0 million gross profit increase is primarily due to higher sales and favorable manufacturing utilization as a result of increased production levels, continued savings from ongoing efficiency and productivity (collectively “Rapid Continuous Improvement” or “RCI”) initiatives, including benefits from restructuring actions, and $2.1 million of favorable foreign currency effects. In the first quarter of 2011, restructuring costs included in gross profit totaled $2.5 million as compared to $2.3 million last year. As a percentage of sales, gross margin of 47.7% in the first quarter of 2011 increased 140 basis points (100 basis points equals 1.0 percent) as compared to 46.3% in 2010.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Operating expenses in the first quarter of 2011 were $243.3 million as compared to $215.9 million in 2010. The $27.4 million increase in year-over-year operating expenses is primarily due to higher volume-related and other expenses, $4.0 million of increased performance-based incentive compensation expense, $2.8 million of higher stock-based (including mark-to-market) compensation expense, $2.3 million of expected higher pension expense (largely due to the amortization of investment losses incurred in 2008 related to the company’s domestic pension plan assets) and $2.2 million of unfavorable foreign currency effects. These operating expense increases were partially offset by benefits from ongoing RCI and other cost reduction activities, including benefits from restructuring actions, and $1.5 million of lower bad debt expense. In the first quarter of 2011, restructuring costs included in operating expenses totaled $0.5 million as compared to $0.9 million last year. As a percentage of sales, operating expenses in the first quarter of 2011 were 35.1% as compared to 34.7% in the first quarter of 2010.

Operating earnings from Financial Services was $12.5 million on revenue of $25.8 million in the first quarter of 2011, as compared with an operating loss of $1.7 million on revenue of $9.7 million in the first quarter of 2010. The year-over-year increase in both revenue and operating earnings primarily reflects the growth in the company’s on-book finance portfolio following the July 16, 2009 termination of the Snap-on Credit LLC (“SOC”) financial services operating agreement with CIT Group Inc. (“CIT”), after which Snap-on began providing financing for the majority of new contract and finance receivables originated by SOC. See Notes 1 and 3 to the Condensed Consolidated Financial Statements for further information on SOC.

Consolidated operating earnings in the first quarter of 2011 of $99.8 million increased $29.8 million, or 42.6%, from $70.0 million in the first quarter of 2010, including $14.2 million of higher year-over-year operating earnings from financial services. As a percentage of revenues (net sales plus financial services revenue), operating earnings in the first quarter of 2011 improved 280 basis points to 13.9% as compared to 11.1% last year.

Interest expense of $16.3 million in the first quarter of 2011 increased $2.3 million from the comparable prior-year period primarily due to higher average debt levels. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net in the first quarters of 2011 and 2010 was income of $0.8 million and $0.3 million, respectively. Other income (expense) – net primarily includes interest income and hedging and currency exchange rate transaction gains and losses. See Note 15 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 33.0% in the first quarter of 2011 and 34.5% in the first quarter of 2010. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on in the first quarter of 2011 were $56.2 million, or $0.96 per diluted share, as compared with $36.8 million, or $0.63 per diluted share, in the first quarter of 2010.

Exit and Disposal Activities

Snap-on recorded exit and disposal costs of $3.0 million in the first quarter of 2011 and $3.2 million of such costs in the first quarter of 2010. See Note 6 to the Condensed Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. In the second quarter of 2010, as previously disclosed, Snap-on

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

realigned its management organization and, as a result, its reportable segments; prior year segment financial data was restated to reflect these reportable business segment realignments. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving automotive service technicians through the company’s worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers, primarily owners and managers of independent repair shops and original equipment manufacturer (“OEM”) dealership service and repair shops, through direct and distributor channels. Financial Services consists of the business operations of Snap-on’s wholly-owned finance subsidiaries.

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

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	April 2, 2011		April 3, 2010		Change
External net sales	$229.9	84.4%	$211.0	85.4%	$18.9	9.0%
Intersegment net sales	42.5	15.6%	36.0	14.6%	6.5	18.1%

Segment net sales	272.4	100.0%	247.0	100.0%	25.4	10.3%
Cost of goods sold	(168.8)	-62.0%	(158.3)	-64.1%	(10.5)	-6.6%

Gross profit	103.6	38.0%	88.7	35.9%	14.9	16.8%
Operating expenses	(72.0)	-26.4%	(63.3)	-25.6%	(8.7)	-13.7%

Segment operating earnings	$31.6	11.6%	$25.4	10.3%	$6.2	24.4%

Segment net sales of $272.4 million in the first quarter of 2011 increased $25.4 million, or 10.3%, from 2010 levels. Continued higher sales to customers in emerging markets, increased sales in the segment’s European-based hand tools business, and continued sales progress in the critical industries of aerospace and natural resources, more than offset lower year-over-year sales to the military. Excluding $4.4 million of favorable foreign currency translation, organic sales increased 8.4%.

Segment gross profit of $103.6 million in the first quarter of 2011 was up $14.9 million, or 16.8%, from 2010 levels. The $14.9 million gross profit increase is primarily due to higher sales, favorable manufacturing utilization as a result of increased production levels, $2.8 million of savings from ongoing RCI and restructuring initiatives and $1.1 million of lower restructuring costs. As a result of these factors, gross margin of 38.0% for the first quarter of 2011 increased 210 basis points from 35.9% in the first quarter of 2010.

Operating expenses of $72.0 million in the first quarter of 2011 were up $8.7 million from 2010 levels primarily due to higher volume-related and other expenses and $1.2 million of unfavorable foreign currency effects. As a percentage of sales, operating expenses in the first quarter of 2011 were 26.4% as compared to 25.6% in the first quarter of 2010.

As a result of these factors, segment operating earnings of $31.6 million in the first quarter of 2011 increased $6.2 million from 2010 levels, including $1.1 million of unfavorable foreign currency effects. As a percentage of segment net sales, operating earnings for the Commercial & Industrial Group increased 130 basis points from 10.3% in the first quarter of 2010 to 11.6% in the first quarter of 2011.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	April 2, 2011		April 3, 2010		Change
Segment net sales	$282.0	100.0%	$248.5	100.0%	$33.5	13.5%
Cost of goods sold	(157.1)	-55.7%	(143.3)	-57.7%	(13.8)	-9.6%

Gross profit	124.9	44.3%	105.2	42.3%	19.7	18.7%
Operating expenses	(87.8)	-31.1%	(78.2)	-31.4%	(9.6)	-12.3%

Segment operating earnings	$37.1	13.2%	$27.0	10.9%	$10.1	37.4%

Segment net sales of $282.0 million in the first quarter of 2011 increased $33.5 million, or 13.5%, from 2010 levels. Excluding $3.9 million of favorable foreign currency translation, organic sales increased $29.6 million, or 11.7%, year over year, primarily due to continued higher sales in the United States.

Segment gross profit of $124.9 million in the first quarter of 2011 increased $19.7 million, or 18.7%, as compared to $105.2 million last year. The $19.7 million gross profit increase is primarily due to contributions from increased sales, favorable manufacturing utilization as a result of increased production levels and $1.7 million of favorable currency effects. These year-over-year gross profit increases were partially offset by $2.3 million of higher restructuring costs for the previously announced mid-2011 closure of Snap-on’s Newmarket, Canada, tool storage manufacturing facility; Snap-on is consolidating its North American tool storage manufacturing and distribution operations into its existing tool storage facility in Algona, Iowa. As a percentage of sales, gross margin of 44.3% in the first quarter of 2011 improved 200 basis points from 42.3% in the first quarter of 2010.

Operating expenses of $87.8 million in the first quarter of 2011 increased $9.6 million from 2010 levels primarily due to higher volume-related and other expenses, $0.8 million of unfavorable currency effects and $0.4 million of higher restructuring costs, partially offset by $1.2 million of lower bad debt expense. As a percentage of sales, operating expenses in the first quarter of 2011 improved to 31.1% as compared to 31.4% in the first quarter of 2010.

As a result of these factors, operating earnings for the Snap-on Tools Group of $37.1 million in the first quarter of 2011 increased $10.1 million from 2010 levels, including $0.9 million of favorable foreign currency effects. As a percentage of segment net sales, operating earnings for the Snap-on Tools Group increased 230 basis points from 10.9% in the first quarter of 2010 to 13.2% in the first quarter of 2011.

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	April 2, 2011		April 3, 2010		Change
External net sales	$181.8	80.1%	$162.1	80.2%	$19.7	12.2%
Intersegment net sales	45.2	19.9%	40.0	19.8%	5.2	13.0%

Segment net sales	227.0	100.0%	202.1	100.0%	24.9	12.3%
Cost of goods sold	(124.9)	-55.0%	(108.4)	-53.6%	(16.5)	-15.2%

Gross profit	102.1	45.0%	93.7	46.4%	8.4	9.0%
Operating expenses	(59.3)	-26.1%	(56.7)	-28.1%	(2.6)	-4.6%

Segment operating earnings	$42.8	18.9%	$37.0	18.3%	$5.8	15.7%

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment net sales of $227.0 million in the first quarter of 2011 increased $24.9 million, or 12.3%, from 2010 levels. Excluding $1.1 million of favorable foreign currency translation, organic sales increased $23.8 million, or 11.7%, year over year, reflecting increased sales to repair shop owners and managers, including higher sales of undercar equipment and increased essential tool and facilitation program activity with automotive OEM dealerships.

Segment gross profit of $102.1 million in the first quarter of 2011 increased $8.4 million, or 9.0%, from 2010 levels. The $8.4 million gross profit increase is primarily due to higher sales, $1.0 million of lower restructuring costs, and contributions from ongoing RCI initiatives. As a percentage of sales, gross margin of 45.0% in the first quarter of 2011 decreased 140 basis points from 46.4% in the first quarter of 2010 largely due to a shift in sales mix that included higher sales of undercar equipment and increased sales of essential tool and facilitation program sales to OEM dealerships.

Operating expenses of $59.3 million in the first quarter of 2011 increased $2.6 million from 2010 levels primarily due to higher volume-related, product development and other expenses, partially offset by savings from ongoing RCI and restructuring initiatives and $0.5 million of lower restructuring costs. As a percentage of sales, operating expenses in the first quarter of 2011 improved 200 basis points to 26.1% from 28.1% in the first quarter of 2010.

As a result of these factors, segment operating earnings of $42.8 million in the first quarter of 2011 increased $5.8 million from 2010 levels. As a percentage of segment net sales, operating earnings for the Repair Systems & Information Group increased 60 basis points from 18.3% in the first quarter of 2010 to 18.9% in the first quarter of 2011.

Financial Services

	Three Months Ended
(Amounts in millions)	April 2, 2011		April 3, 2010		Change
Financial services revenue	$25.8	100.0%	$9.7	100.0%	$16.1	166.0%
Financial services expenses	(13.3)	-51.6%	(11.4)	-117.5%	(1.9)	-16.7%

Segment operating earnings (loss)	$12.5	48.4%	$(1.7)	-17.5%	$14.2	NM

NM: Not meaningful

Segment operating earnings were $12.5 million on $25.8 million of revenue in the first quarter of 2011, as compared with an operating loss of $1.7 million on $9.7 million of revenue in the first quarter of 2010. The year-over-year increase in both revenue and operating earnings primarily reflects the growth in the company’s on-book finance portfolio following the July 16, 2009 termination of the joint venture agreement with CIT. Originations of $145.6 million in the first quarter of 2011 increased $28.4 million, or 24.2%, from comparable prior-year levels. The $14.2 million increase in year-over-year operating earnings from Financial Services included $0.2 million of favorable foreign currency effects. See Notes 1 and 3 to the Condensed Consolidated Financial Statements for further information on SOC.

Corporate

Snap-on’s general corporate expenses of $24.2 million in the first quarter of 2011 increased $6.5 million from $17.7 million in the first quarter of 2010 primarily due to $2.8 million of increased performance-based incentive compensation expense, $2.4 million of higher stock-based (including mark-to-market) compensation expense and $2.3 million of expected higher pension expense (largely due to the amortization of investment losses incurred in 2008 related to the company’s domestic pension plan assets).

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – The supplemental Condensed Statements of Earnings information for the three month periods ended April 2, 2011, and April 3, 2010, are as follows:

	Operations*		Financial Services
(Amounts in millions)	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net sales	$693.7	$621.6	$–	$–
Cost of goods sold	(363.1)	(334.0)	–	–

Gross profit	330.6	287.6	–	–
Operating expenses	(243.3)	(215.9)	–	–

Operating earnings before financial services	87.3	71.7	–	–

Financial services revenue	–	–	25.8	9.7
Financial services expenses	–	–	(13.3)	(11.4)

Operating earnings (loss) from financial services	–	–	12.5	(1.7)

Operating earnings (loss)	87.3	71.7	12.5	(1.7)
Interest expense	(16.0)	(14.0)	(0.3)	–
Intersegment interest income (expense) – net	7.8	3.8	(7.8)	(3.8)
Other income (expense) – net	0.8	0.3	–	–

Earnings (loss) before income taxes and equity earnings	79.9	61.8	4.4	(5.5)
Income tax (expense) benefit	(25.7)	(21.4)	(1.5)	2.4

Earnings (loss) before equity earnings	54.2	40.4	2.9	(3.1)
Financial services – net earnings (loss) attributable to Snap-on Inc.	2.9	(3.1)	–	–
Equity earnings, net of tax	0.9	0.7	–	–

Net earnings (loss)	58.0	38.0	2.9	(3.1)
Net earnings attributable to noncontrolling interests	(1.8)	(1.2)	–	–

Net earnings (loss) attributable to Snap-on Incorporated	$56.2	$36.8	$2.9	$(3.1)

* Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – The supplemental Condensed Balance Sheets information as of April 2, 2011, and January 1, 2011, are as follows:

	Operations*		Financial Services
(Amounts in millions)	April 2, 2011	January 1, 2011	April 2, 2011	January 1, 2011
ASSETS
Current assets
Cash and cash equivalents	$406.6	$462.6	$110.7	$109.6
Intersegment receivables	7.6	6.7	–	–
Trade and other accounts receivable – net	448.0	434.5	9.6	8.8
Finance receivables – net	–	–	232.8	215.3
Contract receivables – net	8.1	7.9	34.3	37.7
Inventories – net	368.6	329.4	–	–
Deferred income tax assets	82.9	82.4	0.6	4.6
Prepaid expenses and other assets	102.4	74.1	1.2	0.7

Total current assets	1,424.2	1,397.6	389.2	376.7

Property and equipment – net	351.6	343.0	1.0	1.0
Investment in Financial Services	143.9	134.4	–	–
Deferred income tax assets	89.4	75.7	2.3	15.8
Long-term finance receivables – net	–	–	370.7	345.7
Long-term contract receivables – net	8.5	8.4	123.1	110.9
Goodwill	822.8	798.4	–	–
Other intangibles – net	194.0	192.8	–	–
Other assets	74.1	72.8	0.5	0.5

Total assets	$3,108.5	$3,023.1	$886.8	$850.6

* Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	April 2, 2011	January 1, 2011	April 2, 2011	January 1, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$217.5	$216.0	$–	$–
Accounts payable	133.9	129.6	7.6	16.5
Intersegment payables	–	–	7.6	6.7
Accrued benefits	48.6	45.0	0.1	–
Accrued compensation	65.3	83.4	1.4	3.3
Franchisee deposits	39.5	40.4	–	–
Other accrued liabilities	248.6	218.1	116.2	132.0

Total current liabilities	753.4	732.5	132.9	158.5

Long-term debt and intersegment long-term debt	367.4	418.8	585.6	536.0
Deferred income tax liabilities	96.5	94.3	0.1	0.1
Retiree health care benefits	58.6	59.6	–	–
Pension liabilities	259.2	246.1	–	–
Other long-term liabilities	67.8	67.4	24.3	21.6

Total liabilities	1,602.9	1,618.7	742.9	716.2

Total shareholders’ equity attributable to Snap-on Inc.	1,489.7	1,388.5	143.9	134.4
Noncontrolling interests	15.9	15.9	–	–

Total shareholders’ equity	1,505.6	1,404.4	143.9	134.4

Total liabilities and shareholders’ equity	$3,108.5	$3,023.1	$886.8	$850.6

* Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for scheduled debt repayments, loan originations, working capital, capital expenditures, restructuring activities, acquisitions, the funding of pension plans, common stock repurchases and dividend payments. Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost. As of the close of business on April 15, 2011, Snap-on’s long-term debt and commercial paper was rated Baa1 and P-2 by Moody’s Investors Service and A- and A-2 by Standard & Poor’s. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions. Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.

As of April 2, 2011, working capital (current assets less current liabilities) of $928.4 million increased $44.0 million from $884.4 million as of January 1, 2011 (fiscal 2010 year end).

The following represents the company’s working capital position as of April 2, 2011, and January 1, 2011:

(Amounts in millions)	April 2, 2011	January 1, 2011
Cash and cash equivalents	$517.3	$572.2
Trade and other accounts receivable – net	457.6	443.3
Finance receivables – net	232.8	215.3
Contract receivables – net	42.4	45.6
Inventories – net	368.6	329.4
Other current assets	184.6	159.7

Total current assets	1,803.3	1,765.5

Notes payable and current maturities of long-term debt	(217.5)	(216.0)
Accounts payable	(141.5)	(146.1)
Other current liabilities	(515.9)	(519.0)

Total current liabilities	(874.9)	(881.1)

Total working capital	$928.4	$884.4

Cash and cash equivalents as of April 2, 2011, totaled $517.3 million as compared to $572.2 million as of January 1, 2011. The $54.9 million decrease in cash and cash equivalents is primarily due to the funding of new loans originated by SOC.

Trade and other accounts receivable – net as of April 2, 2011, of $457.6 million increased $14.3 million from 2010 year-end levels; excluding $10.5 million of currency translation impacts, trade and other accounts receivable – net increased $3.8 million from 2010 levels. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 61 days at both April 2, 2011, and January 1, 2011.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

The current portions of net finance and contract receivables as of April 2, 2011, totaled $275.2 million as compared to $260.9 million at 2010 year end. The long-term portions of net contract and finance receivables as of April 2, 2011, totaled $502.3 million as compared to $465.0 million at 2010 year end. The combined $51.6 million increase in net current and long-term contract and finance receivables over 2010 year-end levels is primarily due to the growth of the company’s on-balance-sheet finance portfolio following the July 16, 2009 termination of the financial services joint venture agreement with CIT, after which Snap-on began providing financing for the majority of new contract and finance receivables originated by SOC and the related receivables are included on the company’s balance sheet; previously, SOC sold most of its loan originations to CIT.

Inventories of $368.6 million as of April 2, 2011, increased $39.2 million from 2010 year-end levels primarily due to increased production to support higher customer demand; excluding currency translation impacts, inventories increased $29.3 million. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 4.4 turns and 4.7 turns as of April 2, 2011, and January 1, 2011, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method as of both April 2, 2011, and January 1, 2011, approximated 64% of total inventories. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $69.4 million and $68.4 million as of April 2, 2011, and 2010 year end, respectively.

Notes payable and current maturities of long-term debt of $217.5 million as of April 2, 2011, included $200 million of unsecured 6.25% notes that mature on August 15, 2011, and $17.5 million of other notes.

Accounts payable as of April 2, 2011, of $141.5 million decreased $4.6 million from 2010 year-end levels; excluding currency translation impacts, accounts payable decreased $6.3 million.

Other accrued liabilities of $361.0 million and $346.9 million as of April 2, 2011, and January 1, 2011, respectively, included $107.8 million of amounts withheld from CIT. Snap-on filed a notice of arbitration on January 8, 2010, concerning a dispute with CIT relating to various underpayments made during the course of their financial services joint venture, in which Snap-on has alleged damages of approximately $115 million. As a result of the dispute, Snap-on has withheld certain amounts (totaling $107.8 million as of both April 2, 2011, and January 1, 2011) from payments made to CIT relating to ongoing business activities. CIT filed its response denying Snap-on’s claim and asserting certain claims against Snap-on for other matters relating to the joint venture on January 29, 2010. CIT’s claims allege damages in excess of $110 million, the majority of which relates to returning the amounts withheld by Snap-on. Discovery in the CIT matter is ongoing, with arbitration scheduled for the second quarter of 2011. At this time, no determination can be made as to the likely outcome of this dispute. See Note 14 to the Condensed Consolidated Financial Statements.

Long-term debt of $953.0 million as of April 2, 2011, included (i) $100 million of unsecured 5.85% notes that mature in 2014; (ii) $150 million of unsecured 5.50% notes that mature in 2017; (iii) $250 million of unsecured 4.25% notes that mature in 2018; (iv) $200 million of unsecured 6.70% notes that mature in 2019; (v) $250 million of unsecured 6.125% notes that mature in 2021; and (vi) $3.0 million of other long-term debt.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012; as of April 2, 2011, no amounts were outstanding under this facility. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of April 2, 2011, the company’s actual ratios of 0.44 and 2.59, respectively, were both within the permitted ranges as set forth in this financial covenant.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Snap-on also has $20 million of unused available debt capacity under its committed bank lines of credit as of April 2, 2011, including a $10 million line of credit that expires on July 26, 2011, and a $10 million line of credit that expires on August 28, 2011.

Snap-on entered into a loan and servicing agreement on October 1, 2010, that provides for aggregate revolving credit commitments in the principal amount of up to $100 million (subject to borrowing base requirements). The loan and servicing agreement allows Snap-on to secure borrowings of up to $100 million through the pledging of finance receivables under a third-party sponsored asset-backed commercial paper conduit facility. As of April 2, 2011, no amounts were outstanding under this agreement. The agreement, which expires on September 30, 2011, may be renewed once each year for an additional 364-day term upon request by Snap-on and subsequent concurrence by the lenders.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility, discussed above, Snap-on’s debt agreements and credit facilities, including the October 1, 2010 loan and servicing agreement, also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of April 2, 2011, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

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

Operating Activities

Net cash provided by operating activities was $27.9 million in the first quarter of 2011 and $10.4 million in the first quarter of 2010. The $17.5 million increase in net cash provided by operating activities in 2011 was primarily due to higher net earnings.

Investing Activities

Net cash used by investing activities of $59.8 million in the first quarter of 2011 included additions to, and collections of, finance receivables of $128.2 million and $86.8 million, respectively. Net cash used by investing activities of $70.8 million in the first quarter of 2010 included additions to, and collections of, finance receivables of $110.7 million and $45.5 million, respectively. Finance receivables are comprised of extended-term installment loans to technicians (i.e. franchisees’ customers) to enable them to purchase tools, diagnostics and equipment on an extended-term payment plan, generally with average payment terms of 32 months.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Capital expenditures of $18.6 million in the first quarter of 2011 compared to $5.7 million in the first quarter of 2010. Capital expenditures in 2011 included continued spending to support the company’s strategic growth initiatives, including the expansion of manufacturing capabilities in lower-cost regions and emerging growth markets, and increased spending to support efficiency and cost reduction initiatives. Snap-on anticipates full-year 2011 capital expenditures will approximate $65 million.

Financing Activities

Net cash used by financing activities was $23.9 million in the first quarter of 2011. Net cash used of $166.2 million in the first quarter of 2010 included the January 12, 2010 repayment of $150 million of unsecured floating rate debt upon its maturity with available cash.

Proceeds from stock purchase plans and stock option exercises totaled $11.8 million and $2.0 million in the first quarters of 2011 and 2010, respectively. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options and other corporate purposes. In the first quarter of 2011, Snap-on repurchased 296,000 shares of its common stock for $17.6 million under its previously announced share repurchase programs; Snap-on did not repurchase any shares of common stock during the first quarter of 2010. As of April 2, 2011, Snap-on had remaining availability to repurchase up to an additional $163.3 million in common stock pursuant to its Board of Directors’ (“Board”) authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s share repurchases, if any, in 2011.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $18.9 million and $17.4 million the first quarters of 2011 and 2010, respectively. On November 4, 2010, the company announced that its Board increased the quarterly cash dividend by 6.7% to $0.32 per share ($1.28 per share per year). Snap-on believes that its cash generated from operations, available cash on hand and funds available from its credit facilities will be sufficient to pay dividends in 2011.

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of April 2, 2011.

Critical Accounting Policies and Estimates

Snap-on’s disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the year ended January 1, 2011, have not materially changed since that report was filed.

Outlook

Snap-on anticipates continuing with its planned strategic investments in 2011, including further expansion in emerging markets. As a result, the company now expects that capital expenditures in 2011 will approximate $65 million, of which $18.6 million was spent in the first quarter. Snap-on also expects to incur $11 million of higher year-over-year pension expense in 2011 largely due to the amortization of investment losses incurred in 2008 related to its domestic pension plan assets. Interest expense on the $250 million of senior notes issued in December 2010 will approximate $2.7 million per quarter in 2011. Snap-on anticipates that its full year 2011 effective income tax rate will approximate 33.0%.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of April 2, 2011, was $2.9 million on interest rate-sensitive financial instruments and $0.5 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk: Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Credit risk is also monitored regularly through the use of internal proprietary, custom scoring models used to evaluate each transaction at the time of the application for credit and by periodically updating those credit scores for ongoing monitoring purposes. Snap-on evaluates credit quality through the use of an internal proprietary measuring system that provides a framework to analyze finance and contract receivables on the basis of risk factors of the individual obligor as well as transaction specific risk. Loans that have been granted are typically monitored through an asset quality review process that closely monitors past due accounts and initiates a progressive collection action process when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van loans sold by SOC; at April 2, 2011, $15.2 million of franchisee van loans contain a recourse provision to Snap-on if the loans become more than 90 days past due.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 2, 2011. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of April 2, 2011, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended April 2, 2011, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Discovery in the CIT matter is ongoing, with arbitration scheduled for the second quarter of 2011. There have been no material developments relating to the dispute with CIT discussed in Part I, Item 3 to the company’s annual report on Form 10-K for the fiscal year ended January 1, 2011, since the filing of that report. At this time, no determination can be made as to the likely outcome of this dispute.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the first quarter of fiscal 2011, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet be Purchased Under the Plans or Programs*
01/02/11 to 01/29/11	–	–	–	$160.1 million
01/30/11 to 02/26/11	285,000	$59.50	285,000	$158.5 million
02/27/11 to 04/02/11	11,000	$56.93	11,000	$163.3 million

Total/Average	296,000	$59.41	296,000	N/A

*Subject to further adjustment pursuant to the 1996 Authorization described below, as of April 2, 2011, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board authorizations discussed below is $163.3 million.

•

In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $56.16, $56.87 and $61.08 per share of common stock as of the end of the fiscal 2011 months ended January 29, February 26, and April 2, respectively.

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

Item 6: Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended April 2, 2011, and April 3, 2010; (ii) Condensed Consolidated Balance Sheets at April 2, 2011, and January 1, 2011; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended April 2, 2011, and April 3, 2010; (iv) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 2, 2011, and April 3, 2010; (v) Condensed Consolidated Statements of Cash Flow for the three months ended April 2, 2011, and April 3, 2010; and (vi) Notes to Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed “furnished” and not “filed” for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED

Date: April 21, 2011	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended April 2, 2011, and April 3, 2010; (ii) Condensed Consolidated Balance Sheets at April 2, 2011, and January 1, 2011; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended April 2, 2011, and April 3, 2010; (iv) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 2, 2011, and April 3, 2010; (v) Condensed Consolidated Statements of Cash Flow for the three months ended April 2, 2011, and April 3, 2010; and (vi) Notes to Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed “furnished” and not “filed” for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.