Form 10-Q
period 2011-07-02
SNAP-ON Inc
filed 2011-07-21
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 15, 2011
Common Stock, $1.00 par value	58,193,741 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$726.7	$647.6	$1,420.4	$1,269.2
Cost of goods sold	(384.5)	(343.8)	(747.6)	(677.8)

Gross profit	342.2	303.8	672.8	591.4
Operating expenses	(243.4)	(224.8)	(486.7)	(440.7)

Operating earnings before financial services	98.8	79.0	186.1	150.7

Financial services revenue	30.3	13.9	56.1	23.6
Financial services expenses	(12.8)	(12.2)	(26.1)	(23.6)

Operating earnings from financial services before arbitration settlement	17.5	1.7	30.0	–
Arbitration settlement	18.0	–	18.0	–

Operating earnings from financial services	35.5	1.7	48.0	–

Operating earnings	134.3	80.7	234.1	150.7
Interest expense	(16.3)	(13.2)	(32.6)	(27.2)
Other income (expense) – net	0.9	(0.8)	1.7	(0.5)

Earnings before income taxes and equity earnings	118.9	66.7	203.2	123.0
Income tax expense	(39.8)	(20.3)	(67.0)	(39.3)

Earnings before equity earnings	79.1	46.4	136.2	83.7
Equity earnings, net of tax	0.8	0.5	1.7	1.2

Net earnings	79.9	46.9	137.9	84.9
Net earnings attributable to noncontrolling interests	(1.9)	(1.6)	(3.7)	(2.8)

Net earnings attributable to Snap-on Incorporated	$78.0	$45.3	$134.2	$82.1

Net earnings per share attributable to Snap-on Incorporated:
Basic	$1.34	$0.78	$2.31	$1.42
Diluted	1.33	0.78	2.29	1.41

Weighted-average shares outstanding:
Basic	58.2	58.0	58.2	57.9
Effect of dilutive options	0.6	0.3	0.5	0.4

Diluted	58.8	58.3	58.7	58.3

Dividends declared per common share	$0.32	$0.30	$0.64	$0.60

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	July 2, 2011	January 1, 2011
ASSETS
Current assets
Cash and cash equivalents	$418.2	$572.2
Trade and other accounts receivable – net	452.2	443.3
Finance receivables – net	250.8	215.3
Contract receivables – net	45.5	45.6
Inventories – net	392.2	329.4
Deferred income tax assets	90.8	87.0
Prepaid expenses and other assets	86.2	72.7

Total current assets	1,735.9	1,765.5

Property and equipment
Land	21.6	20.5
Buildings and improvements	273.9	261.9
Machinery, equipment and computer software	634.7	620.9

	930.2	903.3
Accumulated depreciation and amortization	(573.0)	(559.3)

Property and equipment – net	357.2	344.0

Deferred income tax assets	94.6	91.5
Long-term finance receivables – net	398.1	345.7
Long-term contract receivables – net	143.1	119.3
Goodwill	827.2	798.4
Other intangibles – net	193.0	192.8
Other assets	77.4	72.2

Total assets	$3,826.5	$3,729.4

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	July 2, 2011	January 1, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$215.0	$216.0
Accounts payable	139.0	146.1
Accrued benefits	44.4	45.0
Accrued compensation	80.0	86.7
Franchisee deposits	41.5	40.4
Other accrued liabilities	251.1	346.9

Total current liabilities	771.0	881.1

Long-term debt	955.5	954.8
Deferred income tax liabilities	97.9	94.4
Retiree health care benefits	57.6	59.6
Pension liabilities	268.6	246.1
Other long-term liabilities	93.0	89.0

Total liabilities	2,243.6	2,325.0

Shareholders’ equity
Shareholders’ equity attributable to Snap-on Incorporated
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,316,791 and 67,300,630 shares)	67.3	67.3
Additional paid-in capital	190.6	169.2
Retained earnings	1,740.8	1,644.1
Accumulated other comprehensive loss	(26.1)	(104.8)
Treasury stock at cost (9,134,086 and 9,119,085 shares)	(406.0)	(387.3)

Total shareholders’ equity attributable to Snap-on Incorporated	1,566.6	1,388.5
Noncontrolling interests	16.3	15.9

Total shareholders’ equity	1,582.9	1,404.4

Total liabilities and shareholders’ equity	$3,826.5	$3,729.4

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in millions, except share data)

(Unaudited)

The following summarizes the changes in total shareholders’ equity for the six month period ending July 2, 2011:

	Shareholders’ equity attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Shareholders’ Equity

Balance at January 1, 2011	$67.3	$169.2	$1,644.1	$(104.8)	$(387.3)	$15.9	$1,404.4
Net earnings for the six months ended July 2, 2011	–	–	134.2	–	–	3.7	137.9
Foreign currency translation	–	–	–	78.9	–	–	78.9
Change in cash flow hedges	–	–	–	(0.2)	–	–	(0.2)
Cash dividends – $0.64 per share	–	–	(37.5)	–	–	–	(37.5)
Dividend reinvestment plan and other	–	0.9	–	–	–	(3.3)	(2.4)
Stock compensation plans	–	18.5	–	–	15.8	–	34.3
Share repurchases – 577,000 shares	–	–	–	–	(34.5)	–	(34.5)
Tax benefit from certain stock options	–	2.0	–	–	–	–	2.0

Balance at July 2, 2011	$67.3	$190.6	$1,740.8	$(26.1)	$(406.0)	$16.3	$1,582.9

The following summarizes the changes in total shareholders’ equity for the six month period ending July 3, 2010:

	Shareholders’ equity attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Shareholders’ Equity

Balance at January 2, 2010	$67.3	$154.4	$1,528.9	$(68.4)	$(392.2)	$15.6	$1,305.6
Net earnings for the six months ended July 3, 2010 (excludes $0.3 million of net loss attributable to the redeemable noncontrolling interest)	–	–	82.1	–	–	3.1	85.2
Foreign currency translation	–	–	–	(102.1)	–	–	(102.1)
Cash dividends – $0.60 per share	–	–	(35.0)	–	–	–	(35.0)
Dividend reinvestment plan and other	–	0.7	–	–	–	(3.1)	(2.4)
Stock compensation plans	–	13.6	–	–	4.5	–	18.1
Tax benefit from certain stock options	–	0.6	–	–	–	–	0.6
Acquisition of noncontrolling interest	–	(5.7)	–	–	–	–	(5.7)

Balance at July 3, 2010	$67.3	$163.6	$1,576.0	$(170.5)	$(387.7)	$15.6	$1,264.3

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Comprehensive income (loss):
Net earnings	$79.9	$46.9	$137.9	$84.9
Other comprehensive income (loss):
Foreign currency translation	14.4	(59.8)	78.9	(102.1)
Cash flow hedges reclassified to income	(0.1)	–	(0.2)	–

Total comprehensive income (loss)	$94.2	$(12.9)	$216.6	$(17.2)

Comprehensive income attributable to non-redeemable noncontrolling interest	(1.9)	(1.6)	(3.7)	(3.1)
Comprehensive loss attributable to redeemable noncontrolling interest	–	–	–	0.3

Comprehensive income (loss) attributable to Snap-on Incorporated	$92.3	$(14.5)	$212.9	$(20.0)

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts in millions)

(Unaudited)

	Six Months Ended
	July 2, 2011	July 3, 2010
Operating activities:
Net earnings	$137.9	$84.9
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	24.2	24.7
Amortization of other intangibles	12.4	11.8
Provision for losses on finance receivables	6.4	8.0
Provision for losses on non-finance receivables	8.2	11.9
Stock-based compensation expense	12.2	6.0
Excess tax benefits from stock-based compensation	(2.0)	(0.2)
Deferred income tax benefit	(4.4)	(17.0)
Loss on sale of assets	0.1	–
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) decrease in trade and other accounts receivable	(3.4)	(23.6)
(Increase) decrease in contract receivables	(22.0)	(24.8)
(Increase) decrease in inventories	(49.8)	(36.2)
(Increase) decrease in prepaid and other assets	(25.0)	(23.1)
Increase (decrease) in accounts payable	(9.8)	14.2
Increase (decrease) in accruals and other liabilities	(70.8)	29.3

Net cash provided by operating activities	14.2	65.9

Investing activities:
Additions to finance receivables	(261.6)	(246.3)
Collections of finance receivables	170.7	108.3
Capital expenditures	(33.3)	(12.3)
Acquisition of business	–	(7.7)
Disposal of property and equipment	2.7	1.8
Other	0.2	–

Net cash used by investing activities	(121.3)	(156.2)

Financing activities:
Repayment of long-term debt	–	(150.0)
Proceeds from short-term borrowings	11.2	10.2
Repayments of short-term borrowings	(12.0)	(11.7)
Net increase in other short-term borrowings	–	0.5
Purchase of treasury stock	(34.5)	–
Proceeds from stock purchase and option plans	26.3	13.0
Cash dividends paid	(37.5)	(35.0)
Excess tax benefits from stock-based compensation	2.0	0.2
Other	(4.2)	(3.9)

Net cash used by financing activities	(48.7)	(176.7)

Effect of exchange rate changes on cash and cash equivalents	1.8	(1.6)

Decrease in cash and cash equivalents	(154.0)	(268.6)
Cash and cash equivalents at beginning of year	572.2	699.4

Cash and cash equivalents at end of period	$418.2	$430.8

Supplemental cash flow disclosures:
Cash paid for interest	$(24.3)	$(28.7)
Net cash paid for income taxes	(71.9)	(52.7)

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Accounting Policies

Principles of consolidation and presentation

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on Incorporated’s (“Snap-on” or “the company”) 2010 Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (“2010 year end”). The company’s 2011 fiscal second quarter ended on July 2, 2011; the 2010 fiscal second quarter ended on July 3, 2010.

The Condensed Consolidated Financial Statements include the accounts of Snap-on and its wholly-owned and majority-owned subsidiaries. Snap-on accounts for investments in unconsolidated affiliates where Snap-on has a greater than 20% but less than 50% ownership interest under the equity method of accounting. Investments in unconsolidated affiliates of $43.2 million as of July 2, 2011, and $39.4 million as of January 1, 2011, are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets. During the first six months of 2010, equity investment dividends totaled $2.0 million; no equity investment dividends were received in the first six months of 2011. In the normal course of business, the company may purchase products or services from unconsolidated affiliates. Purchases from unconsolidated affiliates were $5.2 million and $4.1 million in the second quarters of 2011 and 2010, respectively, and were $10.8 million and $8.8 million in the first six months of 2011 and 2010, respectively. The Condensed Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated.

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

As previously reported, Snap-on filed a notice of arbitration with the American Arbitration Association on January 8, 2010, concerning a dispute with CIT relating to various underpayments made during the course of their SOC financial services joint venture, in which Snap-on alleged damages of approximately $115 million. As a result of the dispute, Snap-on withheld $107.8 million from payments made to CIT relating to SOC’s ongoing business activities. CIT denied Snap-on’s claim and asserted claims in excess of $110 million against Snap-on for other matters relating to the joint venture on January 29, 2010.

On May 5, 2011, Snap-on and CIT reached an amicable settlement of their respective claims and, in the second quarter of 2011, Snap-on recorded an $18.0 million pretax arbitration settlement gain and paid $89.8 million of cash to CIT, representing $107.8 million of cash previously withheld net of the $18.0 million settlement. The $18.0 million arbitration settlement gain is included in “Operating earnings from financial services” on the accompanying Condensed Consolidated Statements of Earnings.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and six month periods ended July 2, 2011, and July 3, 2010, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

New Accounting Standards

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance in May 2011 to amend fair value measurements and related disclosures; the guidance becomes effective for Snap-on on a prospective basis at the beginning of its 2012 fiscal year. This guidance relates to a major convergence project of the FASB and the International Accounting Standards Board to improve International Financial Reporting Standards (“IFRS”) and U.S. GAAP. This new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. The new guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The adoption of this updated authoritative guidance is not expected to have a significant impact on the company’s Condensed Consolidated Financial Statements.

Disclosures Relating To Comprehensive Income

The FASB issued updated authoritative guidance in June 2011 to amend the presentation of comprehensive income in financial statements; the guidance becomes effective for Snap-on on a retrospective basis at the beginning of its 2012 fiscal year. This new guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. Under both alternatives, companies will be required to present each component of net income and comprehensive income. The adoption of this updated authoritative guidance will impact the presentation of the company’s Condensed Consolidated Financial Statements, but it will not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

Revenue Arrangements with Multiple Deliverables

Previously released guidance on revenue arrangements with multiple deliverables was amended by the FASB in October 2009; the amended guidance became effective for Snap-on at the beginning of its 2011 fiscal year. The amendment addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The amendment has been applied prospectively for new or materially modified arrangements; the adoption of this guidance did not have a significant impact on the company’s Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Certain Revenue Arrangements that Include Software Elements

Previously released guidance on certain revenue arrangements that include software elements was amended by the FASB in October 2009; the amended guidance became effective for Snap-on at the beginning of its 2011 fiscal year. The amendment removes tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product’s essential functionality, and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The amendment has been applied prospectively for new or materially modified arrangements; the adoption of this guidance did not have a significant impact on the company’s Condensed Consolidated Financial Statements.

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

The components of Snap-on’s trade and other accounts receivable as of July 2, 2011, and January 1, 2011, are as follows:

(Amounts in millions)	July 2, 2011	January 1, 2011
Trade and other accounts receivable	$479.7	$470.3
Allowances for doubtful accounts	(27.5)	(27.0)

Total trade and other accounts receivable – net	$452.2	$443.3

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on did not purchase any finance or contract receivables during the six months ended July 2, 2011.

The components of Snap-on’s current finance and contract receivables as of July 2, 2011, and January 1, 2011, are as follows:

(Amounts in millions)	July 2, 2011	January 1, 2011
Finance receivables, net of unearned finance charges of $7.4 million and $7.0 million	$258.6	$222.4
Contract receivables, net of unearned finance charges of $7.5 million and $6.0 million	47.2	46.8

Total	305.8	269.2

Allowances for doubtful accounts:
Finance receivables	(7.8)	(7.1)
Contract receivables	(1.7)	(1.2)

Total	(9.5)	(8.3)

Total current finance and contract receivables – net	$296.3	$260.9

Finance receivables – net	$250.8	$215.3
Contract receivables – net	45.5	45.6

Total current finance and contract receivables – net	$296.3	$260.9

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of July 2, 2011, and January 1, 2011, are as follows:

(Amounts in millions)	July 2, 2011	January 1, 2011
Finance receivables, net of unearned finance charges of $9.2 million and $8.7 million	$413.5	$360.1
Contract receivables, net of unearned finance charges of $10.8 million and $8.4 million	146.0	122.1

Total	559.5	482.2

Allowances for doubtful accounts:
Finance receivables	(15.4)	(14.4)
Contract receivables	(2.9)	(2.8)

Total	(18.3)	(17.2)

Total long-term finance and contract receivables – net	$541.2	$465.0

Finance receivables – net	$398.1	$345.7
Contract receivables – net	143.1	119.3

Total long-term finance and contract receivables – net	$541.2	$465.0

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Contract receivables are generally placed on non-accrual status (i) when a receivable is more than 90 days past due or at the point a customer’s account is placed on terminated status regardless of its delinquency status; (ii) upon the death of a customer; or (iii) in other instances in which management concludes collectability is not reasonably assured. Contract receivables that are considered nonperforming include receivables that are on non-accrual status and receivables that are generally more than 90 days past due.

The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the loan agreement. Impaired receivables are covered by the company’s finance and contract allowances for doubtful accounts reserves and are charged-off against the reserves when appropriate. As of July 2, 2011, and January 1, 2011, there were $8.9 million and $7.4 million, respectively, of impaired finance receivables, and there were $0.6 million and $0.8 million, respectively, of impaired contract receivables.

The aging of finance and contract receivables as of July 2, 2011, and January 1, 2011, is as follows:

(Amounts in millions)	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
July 2, 2011:
Finance receivables	$6.4	$3.4	$4.2	$14.0	$658.1	$672.1	$2.9
Contract receivables	0.6	0.2	0.3	1.1	192.1	193.2	0.2

January 1, 2011:
Finance receivables	$5.0	$3.0	$3.8	$11.8	$570.7	$582.5	$2.7
Contract receivables	0.4	0.1	0.2	0.7	168.2	168.9	–

The amount of performing and nonperforming finance and contract receivables based on payment activity as of July 2, 2011, and January 1, 2011, is as follows:

	July 2, 2011		January 1, 2011
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$663.2	$192.6	$575.1	$168.1
Nonperforming	8.9	0.6	7.4	0.8

Total	$672.1	$193.2	$582.5	$168.9

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The amount of finance and contract receivables on non-accrual status as of July 2, 2011, and January 1, 2011, is as follows:

(Amounts in millions)	July 2, 2011	January 1, 2011
Finance receivables	$6.1	$4.7
Contract receivables	0.6	0.8

The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three and six months ended July 2, 2011:

	Three Months Ended July 2, 2011		Six Months Ended July 2, 2011
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of period	$21.1	$4.8	$21.5	$4.0
Provision for bad debt expense	4.6	(0.3)	6.4	0.7
Charge-offs	(3.5)	(0.3)	(6.7)	(0.7)
Recoveries	1.0	0.4	2.0	0.6

End of period	$23.2	$4.6	$23.2	$4.6

Prior to the termination of the company’s financial services joint venture with CIT, SOC sold substantially all new finance and contract loan originations to CIT on a limited recourse basis; SOC retained the right to service such loans for a contractual servicing fee. As of July 2, 2011, the remaining portfolio of receivables owned by CIT that is being serviced by SOC was approximately $177.7 million. Contractual servicing fees were $0.6 million and $1.4 million for the three and six month periods ended July 2, 2011, respectively, and $1.3 million and $2.9 million for the three and six month periods ended July 3, 2010, respectively.

Note 4: Inventories

Inventories by major classification were as follows:

(Amounts in millions)	July 2, 2011	January 1, 2011
Finished goods	$347.2	$308.7
Work in progress	32.9	25.0
Raw materials	82.2	64.1

Total FIFO value	462.3	397.8
Excess of current cost over LIFO cost	(70.1)	(68.4)

Total inventories – net	$392.2	$329.4

Inventories accounted for using the first-in, first-out (“FIFO”) method as of both July 2, 2011, and January 1, 2011, approximated 64% of total inventories. The company accounts for its non-U.S. inventory on the FIFO basis. As of July 2, 2011, approximately 27% of the company’s U.S. inventory was accounted for using the FIFO basis and 73% was accounted for using the last-in, first-out (“LIFO”) basis. There were no LIFO inventory liquidations in the three and six month periods ended July 2, 2011, and July 3, 2010.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 5: Intangible and Other Assets

The changes in the carrying amount of goodwill by segment for the six month period ended July 2, 2011, were as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of January 1, 2011	$299.3	$12.5	$486.6	$798.4
Currency translation	25.0	–	3.8	28.8

Balance as of July 2, 2011	$324.3	$12.5	$490.4	$827.2

Additional disclosures related to other intangible assets are as follows:

	July 2, 2011		January 1, 2011
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$135.2	$(41.3)	$134.3	$(36.8)
Developed technology	19.4	(16.1)	19.1	(14.8)
Internally developed software	75.7	(46.2)	66.2	(40.1)
Patents	27.5	(17.5)	27.1	(16.6)
Trademarks	2.4	(1.2)	2.0	(0.5)
Other	8.6	(2.6)	8.3	(2.3)

Total	268.8	(124.9)	257.0	(111.1)
Non-amortized trademarks	49.1	–	46.9	–

Total other intangible assets	$317.9	$(124.9)	$303.9	$(111.1)

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2011, the results of which did not result in any impairment. Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, loss of key customers and/or changes in technology or markets, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of July 2, 2011, the company has no accumulated impairment losses.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The weighted-average amortization periods related to other intangible assets are as follows:

(In years)	Weighted- average Amortization
Customer relationships	16
Developed technology	5
Internally developed software	3
Patents	11
Trademarks	6
Other	39

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

The aggregate amortization expense was $6.5 million and $12.4 million for the three and six month periods ended July 2, 2011, respectively, and $5.9 million and $11.8 million for the three and six month periods ended July 3, 2010, respectively. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $24.5 million in 2011, $21.9 million in 2012, $15.9 million in 2013, $10.6 million in 2014, $9.4 million in 2015 and $9.2 million in 2016.

The company has various insurance policies on the lives of certain former executive officers. Snap-on’s investment in these policies is recorded net of policy loans in “Other assets” on the accompanying Condensed Consolidated Balance Sheets. The policy loans carry a variable interest rate (currently at 5.49%), require interest only payments annually, and are collateralized by the cash value of the life insurance policies. The interest rate charged on the policy loans may be adjusted annually based on a corporate bond yield as published by Moody’s Investors Service. A summary of the net cash value of life insurance as of July 2, 2011, and January 1, 2011, is as follows:

(Amounts in millions)	July 2, 2011	January 1, 2011
Cash surrender value of life insurance	$10.3	$9.9
Policy loans outstanding	(9.5)	(9.3)

Net cash value of life insurance	$0.8	$0.6

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 6: Exit and Disposal Activities

Snap-on recorded costs associated with exit and disposal activities for the three and six month periods ended July 2, 2011, and July 3, 2010, as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Exit and disposal costs:
Cost of goods sold
Commercial & Industrial Group	$–	$2.0	$0.2	$3.3
Snap-on Tools Group	0.7	–	3.0	–
Repair Systems & Information Group	(0.1)	0.5	(0.1)	1.5

Total cost of goods sold	0.6	2.5	3.1	4.8

Operating expenses
Commercial & Industrial Group	0.5	–	0.5	0.3
Snap-on Tools Group	0.1	0.5	0.6	0.6
Repair Systems & Information Group	0.5	0.1	0.5	0.6
Corporate	0.2	–	0.2	–

Total operating expenses	1.3	0.6	1.8	1.5

Total exit and disposal costs
Commercial & Industrial Group	0.5	2.0	0.7	3.6
Snap-on Tools Group	0.8	0.5	3.6	0.6
Repair Systems & Information Group	0.4	0.6	0.4	2.1
Corporate	0.2	–	0.2	–

Total exit and disposal costs	$1.9	$3.1	$4.9	$6.3

Of the $1.9 million and $4.9 million of costs incurred during the three and six month periods ended July 2, 2011, respectively, $1.0 million and $2.0 million, respectively, qualified for accrual treatment. Costs associated with exit and disposal activities in 2011 primarily related to headcount reductions from (i) the previously announced 2011 closure of the Newmarket, Canada, tool storage manufacturing facility; and (ii) various other management and realignment actions. Production at the Newmarket, Canada, facility ceased at the end of April 2011.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on’s exit and disposal accrual activity for the first and second quarters of 2011 was as follows:

	Balance at January 1, 2011	First Quarter		Balance at April 2, 2011	Second Quarter		Balance at July 2, 2011
(Amounts in millions)		Additions	Usage		Additions	Usage
Severance costs:
Commercial & Industrial Group	$2.8	$–	$(0.4)	$2.4	$–	$(0.4)	$2.0
Snap-on Tools Group	3.5	1.0	(0.2)	4.3	0.5	(3.6)	1.2
Repair Systems & Information Group	3.3	–	(0.5)	2.8	0.4	(0.7)	2.5
Corporate	0.2	–	(0.1)	0.1	0.1	–	0.2
Facility-related costs:
Commercial & Industrial Group	0.5	–	–	0.5	–	(0.1)	0.4
Snap-on Tools Group	0.2	–	(0.2)	–	–	–	–

Total	$10.5	$1.0	$(1.4)	$10.1	$1.0	$(4.8)	$6.3

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

Note 7: Income Taxes

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 33.6% and 32.7% in the first six months of 2011 and 2010, respectively. The higher 2011 effective income tax rate is primarily attributable to the mix of earnings in various taxing jurisdictions, including the $18.0 million pretax arbitration settlement gain that is taxable in the United States.

For the six months ended July 2, 2011, Snap-on’s unrecognized tax benefits increased by $1.0 million primarily due to new tax positions expected to be taken in future tax filings and the accrual of interest on tax positions taken in prior years.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. Snap-on and its subsidiaries are routinely examined by tax authorities in certain of these jurisdictions and it is reasonably possible that some of these examinations may be resolved within the next 12 months. Due to the potential resolution of these global examinations and the closing of the statutes of limitations in certain jurisdictions, it is reasonably possible that Snap-on’s gross unrecognized tax benefits may decrease by a range of zero to $3.2 million over the next 12 months.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Short-term and Long-term Debt

Short-term and long-term debt as of July 2, 2011, and January 1, 2011, consisted of the following:

(Amounts in millions)	July 2, 2011	January 1, 2011
6.25% unsecured notes due August 2011	$200.0	$200.0
5.85% unsecured notes due 2014	100.0	100.0
5.50% unsecured notes due 2017	150.0	150.0
4.25% unsecured notes due 2018	250.0	250.0
6.70% unsecured notes due 2019	200.0	200.0
6.125% unsecured notes due 2021	250.0	250.0
Other debt*	20.5	20.8

	1,170.5	1,170.8
Less: notes payable and current maturities of long-term debt	(215.0)	(216.0)

Total long-term debt	$955.5	$954.8

*Includes fair value adjustments related to interest rate swaps.

Snap-on intends to repay the $200 million of 6.25% unsecured notes at maturity on August 15, 2011, with available cash on hand.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012; as of July 2, 2011, no amounts were outstanding under this facility. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of July 2, 2011, the company’s actual ratios of 0.43 and 2.30, respectively, were both within the permitted ranges as set forth in this financial covenant.

Snap-on also has a 364-day loan and servicing agreement that provides for aggregate revolving credit commitments in the principal amount of up to $100 million (subject to borrowing base requirements). The loan and servicing agreement, which terminates on September 30, 2011, allows Snap-on to secure borrowings of up to $100 million through the pledging of finance receivables under a third-party sponsored asset-backed commercial paper conduit facility. As of July 2, 2011, no amounts were outstanding under the loan and servicing agreement. As of the date of this Form 10-Q, Snap-on has commenced discussions to renew this loan and servicing agreement.

Snap-on also has $20 million of unused available debt capacity under its committed bank lines of credit as of July 2, 2011, including a $10 million line of credit that expires on July 26, 2011, and a $10 million line of credit that expires on August 28, 2011.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility, discussed above, Snap-on’s debt agreements and credit facilities, including the $100 million loan and servicing agreement, also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of July 2, 2011, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

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

Foreign Currency Risk Management: Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations and restrictions on the movement of funds. Foreign currency exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency, including intercompany loans denominated in foreign currencies. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments to protect the residual net exposures. Snap-on manages most of these exposures on a consolidated basis, which allows for netting of certain exposures to take advantage of natural offsets. Foreign currency forward contracts (“foreign currency forwards”) are used to hedge the net exposures. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. Snap-on’s foreign currency forwards are typically not designated as hedges. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings.

At July 2, 2011, Snap-on had $208.1 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $107.7 million in euros, $78.2 million in Swedish kronor, $38.9 million in Australian dollars, $18.9 million in Singapore dollars, $15.8 million in British pounds, $5.1 million in Norwegian kroner, $4.2 million in South Korean won, $4.0 million in Mexican pesos, and $5.4 million in other currencies, and sell contracts comprised of $46.5 million in Canadian dollars, $15.6 million in Japanese yen, $4.2 million in Turkish lira, and $3.8 million in other currencies. At January 1, 2011, Snap-on had $209.6 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $105.2 million in euros, $80.6 million in Swedish kronor, $34.0 million in Australian dollars, $20.1 million in Singapore dollars, $19.3 million in British pounds, $5.3 million in Norwegian kroner, $4.0 million in South Korean won, $3.6 million in Mexican pesos, and $2.8 million in other currencies, and sell contracts including $40.4 million in Canadian dollars, $17.2 million in Japanese yen, $4.1 million in Turkish lira, and $3.6 million in other currencies.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements (“interest rate swaps”) to manage interest costs and risks associated with changing interest rates associated with the company’s fixed rate borrowings. Interest rate swaps are accounted for as either cash flow hedges or fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. For fair value hedges, the effective portion of the change in fair value of the derivative is recorded in “Current maturities of long-term debt” or “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $150.0 million as of both July 2, 2011, and January 1, 2011. No interest rate swaps classified as cash flow hedges were outstanding as of July 2, 2011, and January 1, 2011.

Treasury Lock Agreements: Snap-on enters into treasury lock agreements (“treasury locks”) to manage the potential change in interest rates in anticipation of issuing fixed rate debt. Treasury locks are accounted for as cash flow hedges. The effective differentials paid or received on treasury locks related to the anticipated issuance of fixed rate debt are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The effective differentials paid or received on treasury locks related to finance receivables were recognized as adjustments to “Financial services revenue” on the accompanying Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of both July 2, 2011, and January 1, 2011, and there were no treasury locks settled during either of the first six months of 2011 or 2010.

Fair Value Measurements: Snap-on has derivative assets and liabilities that are measured at Level 2 fair value on a recurring basis. The fair value of derivative instruments, including interest rate swaps and foreign currency forwards, included within the Condensed Consolidated Balance Sheets as of July 2, 2011, and January 1, 2011, are as follows:

		July 2, 2011		January 1, 2011
(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Prepaid expenses and other assets	$0.9	$–	$1.8	$–
Interest rate swaps	Other assets	6.7	–	5.9	–

Total		$7.6	$–	$7.7	$–

Derivatives Not Designated as Hedging Instruments:
Foreign currency forwards	Prepaid expenses and other assets	$4.1	$–	$4.2	$–
Foreign currency forwards	Other accrued liabilities	–	4.4	–	10.3

Total		$4.1	$4.4	$4.2	$10.3

Total derivatives instruments		$11.7	$4.4	$11.9	$10.3

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. The company did not have any assets or liabilities measured at Level 1 or Level 3, or implement any changes in its valuation techniques as of and for the six month period ended July 2, 2011.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The effect of derivative instruments designated as fair value hedges as included in the Condensed Consolidated Statements of Earnings is as follows:

		Effective Portion of Gain / (Loss) Recognized in Income Three months ended		Effective Portion of Gain / (Loss) Recognized in Income Six months ended
(Amounts in millions)	Statement of Earnings Presentation	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Derivatives Designated as Fair Value Hedges:
Interest rate swaps	Interest expense	$1.4	$1.4	$2.9	$2.2

The effects of derivative instruments designated as cash flow hedges, including treasury locks and firm commitment agreements (“firm commitments”), as included in Accumulated OCI on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Earnings are as follows:

	Effective Portion of Gain / (Loss) Recognized in Accumulated OCI Three months ended		Statement of Earnings Presentation	Effective Portion of Gain / (Loss) Reclassified from Accumulated OCI into Income Three months ended
(Amounts in millions)	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010
Derivatives Designated as Cash Flow Hedges:
Treasury locks	$–	$–	Interest expense	$0.1	$–

	Effective Portion of Gain / (Loss) Recognized in Accumulated OCI Six months ended		Statement of Earnings Presentation	Effective Portion of Gain / (Loss) Reclassified from Accumulated OCI into Income Six months ended
(Amounts in millions)	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010
Derivatives Designated as Cash Flow Hedges:
Treasury locks	$–	$–	Interest expense	$0.2	$–

The following table represents the effect of derivative instruments not designated as hedging instruments as included in the Condensed Consolidated Statements of Earnings:

		Gain / (Loss) Recognized in Income Three months ended		Gain / (Loss) Recognized in Income Six months ended
(Amounts in millions)	Statement of Earnings Presentation	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Derivatives Not Designated as Hedging Instruments:
Foreign currency forwards	Other income (expense) – net	$5.8	$(8.8)	$24.8	$(20.9)

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on’s foreign currency forwards, as discussed above, are typically not designated as hedges for financial reporting purposes. The fair value changes of derivatives not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. The $5.8 million derivative gain recognized in the second quarter of 2011 was offset by transaction losses on net exposures of $5.3 million, resulting in a net foreign exchange gain of $0.5 million. The $8.8 million derivative loss recognized in the second quarter of 2010 was offset by transaction gains on net exposures of $7.4 million, resulting in a net foreign exchange loss for the second quarter of $1.4 million. The $24.8 million derivative gain recognized in the first six months of 2011 was offset by transaction losses on net exposures of $23.9 million, resulting in a year to date net foreign exchange gain of $0.9 million. The $20.9 million derivative loss recognized in the first six months of 2010 was offset by transaction gains on net exposures of $19.7 million, resulting in a year to date net foreign exchange loss of $1.2 million. The resulting net foreign exchange gains and losses are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 15 for additional information on “Other income (expense) – net.”

As of July 2, 2011, the maximum maturity date of any fair value hedge was 11 years. During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $252,000 after tax at the time the underlying hedge transactions are realized.

Counterparty Risk: Snap-on is exposed to credit losses in the event of non-performance by the counterparties to its interest rate swaps and foreign currency forwards. Snap-on does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparties and enters into agreements only with financial institution counterparties with a credit rating of A- or better. Snap-on does not anticipate non-performance by its counterparties, but cannot provide assurances.

Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	July 2, 2011		January 1, 2011
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$648.9	$743.7	$561.0	$651.3
Contract receivables – net	188.6	209.2	164.9	179.3
Long-term debt and notes payable and current maturities of long-term debt	1,170.5	1,275.1	1,170.8	1,247.7

The following methods and assumptions were used in estimating the fair value of financial instruments:

•

Finance and contract receivables include both short-term and long-term receivables. The fair value of finance and contract receivables was estimated based on a discounted cash flow analysis that was performed over the average life of the receivables using a current market discount rate of a similar term adjusted for credit quality.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Pension Plans

Snap-on’s net pension expense included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Service cost	$4.8	$3.7	$9.5	$8.3
Interest cost	13.4	13.4	26.7	27.2
Expected return on assets	(14.4)	(14.4)	(29.0)	(28.8)
Actuarial loss	7.9	4.8	15.5	9.7
Prior service cost	0.3	0.3	0.6	0.6

Net pension expense	$12.0	$7.8	$23.3	$17.0

Snap-on expects to make contributions of approximately $10.7 million to its foreign pension plans and $1.4 million to its domestic pension plans in 2011. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2011.

Note 11: Postretirement Health Care Plans

Snap-on’s net postretirement health care expense included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Service cost	$–	$–	$0.1	$0.1
Interest cost	0.9	1.0	1.7	1.9
Expected return on plan assets	(0.2)	(0.2)	(0.5)	(0.4)
Prior service credit	–	(0.1)	–	(0.2)

Net postretirement expense	$0.7	$0.7	$1.3	$1.4

Note 12: Stock-Based Compensation

The 2001 Incentive Stock and Awards Plan, as amended (“2001 Plan”), which was approved by shareholders, provides for the grant of stock options, performance share awards and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). At the company’s 2011 Annual Meeting on April 28, 2011, shareholders approved the 2011 Incentive Stock and Awards Plan (the “2011 Plan”), which is replacing the 2001 Plan. The company will not grant future awards under the 2001 Plan. As of July 2, 2011, the 2011 Plan had 5,000,000 shares available for future grants. The company uses treasury stock to deliver shares under the Plans.

Net stock-based expense was $6.3 million and $12.2 million for the three and six month periods ended July 2, 2011, respectively, and $2.9 million and $6.0 million for the three and six month periods ended July 3, 2010, respectively. Cash received from option exercises during the three and six month periods ended July 2, 2011, totaled $14.5 million and $26.3 million, respectively. Cash received from option exercises during the three and six month periods ended July 3, 2010, totaled $11.0 million and $13.0 million, respectively. The tax benefit realized from the exercise of share-based payment arrangements was $1.1 million and $3.3 million for the three and six month periods ended July 2, 2011, respectively, and $0.3 million and $0.6 million for the three and six month periods ended July 3, 2010, respectively.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Stock Options

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant and have a contractual term of ten years. Stock option grants vest ratably on the first, second and third anniversaries of the date of grant.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the period of time that options granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three month period ended July 3, 2010, and the six month periods ended July 2, 2011, and July 3, 2010, using the Black-Scholes valuation model; no stock options were granted during the three month period ended July 2, 2011:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Expected term of option (in years)	N/A	5.74	5.89	5.85
Expected volatility factor	N/A	34.41%	34.18%	33.98%
Expected dividend yield	N/A	2.75%	2.72%	2.76%
Risk-free interest rate	N/A	2.23%	2.33%	2.39%

A summary of stock option activity as of and for the six month period ended July 2, 2011, is presented below:

	Shares (in thousands)	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2011	2,399	$40.57
Granted	585	58.99
Exercised	(384)	39.20
Forfeited or expired	(28)	42.91

Outstanding at July 2, 2011	2,572	44.93	7.11	$48.1

Exercisable at July 2, 2011	1,487	42.01	5.73	32.1

* Weighted-average

The weighted-average grant date fair value of options granted during the six month periods ended July 2, 2011, and July 3, 2010, was $15.80 and $10.90, respectively. The intrinsic value of options exercised was $2.3 million and $8.0 million during the three and six month periods ended July 2, 2011, respectively, and $0.8 million and $1.6 million during the three and six month periods ended July 3, 2010. The fair value of stock options vested was $4.5 million and $4.6 million during the six month periods ended July 2, 2011, and July 3, 2010, respectively.

As of July 2, 2011, there was $11.7 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.

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

The fair value of these awards is estimated on the date of grant using the Black-Scholes valuation model. The company uses the vesting period of the performance awards as the expected term of the awards granted. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the performance award. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the length of time corresponding to the expected term of the performance award. The following weighted-average assumptions were used in calculating the fair value of performance awards granted during the six month periods ended July 2, 2011, and July 3, 2010, using the Black-Scholes valuation model:

	Six Months Ended
	July 2, 2011	July 3, 2010
Expected term of performance award (in years)	3.0	3.0
Expected volatility factor	40.41%	42.82%
Risk-free interest rate	1.34%	1.44%

The weighted-average grant date fair value of performance awards granted during the six month periods ended July 2, 2011, and July 3, 2010, was $56.11 and $41.01, respectively. As performance share awards generally vest only at the end of the performance award period, no shares vested or were paid out during the six month periods ended July 2, 2011, and July 3, 2010, except as described below.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The changes to the company’s non-vested performance awards during the six month period ended July 2, 2011, are as follows:

	Awards (in thousands)	Fair Value (*)
Non-vested performance awards at January 1, 2011	669	$38.68
Granted	279	56.11
Vested	(3)	58.52
Cancellations	(165)	49.85

Non-vested performance awards at July 2, 2011	780	41.54

* Weighted-average

As of July 2, 2011, there was $19.8 million of unrecognized compensation cost related to non-vested performance awards granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.1 years.

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

The fair value of SARs is remeasured each reporting period using the Black-Scholes valuation model. The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs. The following weighted-average assumptions were used in calculating the fair value of SARs granted during the three month period ended July 3, 2010, and the six month periods ended July 2, 2011, and July 3, 2010, using the Black-Scholes valuation model; no SARs were granted during the three month period ended July 2, 2011:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Expected term of SARs (in years)	N/A	5.22	5.15	5.54
Expected volatility factor	N/A	35.41%	35.83%	34.59%
Expected dividend yield	N/A	2.75%	2.69%	2.76%
Risk-free interest rate	N/A	1.82%	1.80%	2.39%

The total intrinsic value of SARs exercised was $1.0 million and $2.4 million during the three and six month periods ended July 2, 2011, respectively, and $0.1 million and $0.2 million during the three and six month periods ended July 3, 2010, respectively. The total fair value of SARs vested during the six month periods ended July 2, 2011, and July 3, 2010, was $2.6 million and $1.1 million, respectively.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Changes to the company’s non-vested SARs during the six month period ended July 2, 2011, are as follows:

	SARs (in thousands)	Fair Value (*)
Non-vested SARs at January 1, 2011	222	$21.73
Granted	129	18.09
Vested	(108)	24.02
Cancellations	(7)	–

Non-vested SARs at July 2, 2011	236	22.47

* Weighted-average

As of July 2, 2011, there was $5.3 million of unrecognized compensation cost related to non-vested SARs granted under the 2001 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

Restricted Stock Awards

The company granted 16,690 restricted stock units to non-employee directors during the second quarter of 2011. All restrictions will lapse upon the recipient’s termination of service as a director or in the event of a change in control, as defined in the 2001 Plan.

Note 13: Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Weighted-average common shares outstanding	58,186,198	58,017,075	58,183,892	57,898,714
Dilutive effect of stock-based instruments	593,590	281,521	563,223	405,347

Weighted-average common shares outstanding, assuming dilution	58,779,788	58,298,596	58,747,115	58,304,061

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. Options to purchase 21,850 shares and 615,488 shares of Snap-on common stock for the three and six month periods ended July 2, 2011, respectively, and options to purchase 876,690 shares and 876,797 shares of Snap-on common stock for the three and six month periods ended July 3, 2010, respectively, were not included in the computations of diluted earnings per share as the exercise prices of the options were greater than the average market price of Snap-on’s common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 14: Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. The following summarizes Snap-on’s product warranty accrual activity for the three and six month periods ended July 2, 2011, and July 3, 2010:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Warranty reserve:
Beginning of period	$16.7	$14.5	$16.9	$14.3
Additions	4.8	4.1	7.6	7.5
Usage	(3.5)	(4.3)	(6.5)	(7.5)

End of period	$18.0	$14.3	$18.0	$14.3

On May 5, 2011, Snap-on and CIT reached an amicable settlement of their respective claims (described in Note 1) and, in the second quarter of 2011, Snap-on recorded an $18.0 million pretax arbitration settlement gain and paid $89.8 million of cash to CIT, representing $107.8 million of cash previously withheld net of the $18.0 million settlement. The $18.0 million arbitration settlement gain is included in “Operating earnings from financial services” on the accompanying Condensed Consolidated Statements of Earnings.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van loans sold by SOC; as of July 2, 2011, and January 1, 2011, $15.4 million and $15.9 million, respectively, of franchisee loans contain a recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of July 2, 2011, was not material.

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results of these legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 15: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Interest income	$0.4	$0.3	$0.8	$0.5
Foreign exchange gain (loss)	0.5	(1.4)	0.9	(1.2)
Other	–	0.3	–	0.2

Total other income (expense) – net	$0.9	$(0.8)	$1.7	$(0.5)

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Financial data by segment was as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales:
Commercial & Industrial Group	$279.7	$258.7	$552.1	$505.7
Snap-on Tools Group	299.0	264.5	581.0	513.0
Repair Systems & Information Group	234.5	205.9	461.5	408.0

Segment net sales	813.2	729.1	1,594.6	1,426.7
Intersegment eliminations	(86.5)	(81.5)	(174.2)	(157.5)

Total net sales	$726.7	$647.6	$1,420.4	$1,269.2
Financial services revenue	30.3	13.9	56.1	23.6

Total revenues	$757.0	$661.5	$1,476.5	$1,292.8

Operating earnings:
Commercial & Industrial Group	$29.2	$25.5	$60.8	$50.9
Snap-on Tools Group	46.2	33.0	83.3	60.0
Repair Systems & Information Group	49.0	40.0	91.8	77.0
Financial Services*	35.5	1.7	48.0	–

Segment operating earnings	159.9	100.2	283.9	187.9
Corporate	(25.6)	(19.5)	(49.8)	(37.2)

Operating earnings	$134.3	$80.7	$234.1	$150.7
Interest expense	(16.3)	(13.2)	(32.6)	(27.2)
Other income (expense) – net	0.9	(0.8)	1.7	(0.5)

Earnings before income taxes and equity earnings (loss)	$118.9	$66.7	$203.2	$123.0

* Financial Services’ operating earnings for the three and six month periods ended July 2, 2011, include an $18.0 million pretax gain from the second quarter 2011 arbitration settlement with CIT.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

(Amounts in millions)	July 2, 2011	January 1, 2011
Assets:
Commercial & Industrial Group	$961.6	$875.5
Snap-on Tools Group	461.4	424.7
Repair Systems & Information Group	950.6	929.4
Financial Services	831.7	850.6

Total assets from reportable segments	$3,205.3	$3,080.2
Corporate	673.2	697.8
Elimination of intersegment receivables	(52.0)	(48.6)

Total assets	$3,826.5	$3,729.4

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

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain efficiencies and savings from its Rapid Continuous Improvement and other cost reduction initiatives, including its ability to implement reductions in workforce, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues. These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby enhance their sales and profitability, introduce successful new products, successfully integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the potential need to provide further financing for loans originated by Snap-on Credit LLC, the effects of litigation challenges and proceedings, and external negative factors, including continuing uncertainty in world financial markets, weakness in certain areas of the global economy, particularly across Southern Europe, and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, and the impact of energy and raw material supply and pricing, including steel and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and reforms), the impacts of non-strategic business and/or product line rationalizations, and the effects on business as a result of new legislation and regulations and other world or local events outside Snap-on’s control, including terrorist disruptions. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

RESULTS OF OPERATIONS

Results of operations for the three month periods ended July 2, 2011, and July 3, 2010, are as follows:

	Three Months Ended
(Amounts in millions)	July 2, 2011		July 3, 2010		Change
Net sales	$726.7	100.0%	$647.6	100.0%	$79.1	12.2%
Cost of goods sold	(384.5)	-52.9%	(343.8)	-53.1%	(40.7)	-11.8%

Gross profit	342.2	47.1%	303.8	46.9%	38.4	12.6%
Operating expenses	(243.4)	-33.5%	(224.8)	-34.7%	(18.6)	-8.3%

Operating earnings before financial services	98.8	13.6%	79.0	12.2%	19.8	25.1%

Financial services revenue	30.3	100.0%	13.9	100.0%	16.4	118.0%
Financial services expenses	(12.8)	-42.2%	(12.2)	-87.8%	(0.6)	-4.9%

Operating earnings from financial services before arbitration settlement	17.5	57.8%	1.7	12.2%	15.8	NM
Arbitration settlement	18.0	59.4%	–	–	18.0	NM

Operating earnings from financial services	35.5	117.2%	1.7	12.2%	33.8	NM

Operating earnings	134.3	17.7%	80.7	12.2%	53.6	66.4%
Interest expense	(16.3)	-2.1%	(13.2)	-2.0%	(3.1)	-23.5%
Other income (expense) – net	0.9	0.1%	(0.8)	-0.1%	1.7	NM

Earnings before income taxes and equity earnings	118.9	15.7%	66.7	10.1%	52.2	78.3%
Income tax expense	(39.8)	-5.3%	(20.3)	-3.1%	(19.5)	-96.1%

Earnings before equity earnings	79.1	10.4%	46.4	7.0%	32.7	70.5%
Equity earnings, net of tax	0.8	0.2%	0.5	0.1%	0.3	60.0%

Net earnings	79.9	10.6%	46.9	7.1%	33.0	70.4%

Net earnings attributable to noncontrolling interests	(1.9)	-0.3%	(1.6)	-0.3%	(0.3)	-18.8%

Net earnings attributable to Snap-on Inc.	$78.0	10.3%	$45.3	6.8%	$32.7	72.2%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales in the second quarter of 2011 of $726.7 million were up $79.1 million, or 12.2%, from 2010 levels; excluding $30.0 million of favorable currency translation, organic sales increased $49.1 million, or 7.2%, from 2010 levels. Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including foreign currency translation fluctuations.

Gross profit in the second quarter of 2011 was $342.2 million as compared to $303.8 million in 2010. The $38.4 million, or 12.6%, gross profit increase is primarily due to higher sales, $11.1 million of favorable foreign currency effects, continued savings from ongoing efficiency and productivity (collectively “Rapid Continuous Improvement” or “RCI”) initiatives, including benefits from restructuring actions, and $1.9 million of lower restructuring costs. In the second quarter of 2011, restructuring costs included in gross profit totaled $0.6 million as compared to $2.5 million last year.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

As a percentage of sales, gross margin of 47.1% in the second quarter of 2011 improved 20 basis points (100 basis points equals 1.0 percent) from 46.9% in the second quarter of 2010.

Operating expenses in the second quarter of 2011 were $243.4 million as compared to $224.8 million in 2010. The $18.6 million, or 8.3%, increase in year-over-year operating expenses is primarily due to $8.3 million of unfavorable foreign currency effects, higher volume-related and other expenses, $4.2 million of expected higher pension expense (largely due to the amortization of investment losses incurred in 2008 related to the company’s domestic pension plan assets), $1.9 million of higher stock-based (including mark-to-market) compensation and other expense, and $0.7 million of higher restructuring costs. In the second quarter of 2011, restructuring costs included in operating expenses totaled $1.3 million as compared to $0.6 million last year. These operating expense increases were partially offset by $2.0 million of lower bad debt expense and $0.8 million of lower performance-based incentive compensation expense. As a percentage of sales, operating expenses in the second quarter of 2011 of 33.5% improved 120 basis points as compared to 34.7% in the second quarter of 2010.

As previously reported, Snap-on filed a notice of arbitration with the American Arbitration Association on January 8, 2010, concerning a dispute with CIT Group Inc. (“CIT”) relating to various underpayments made during the course of their Snap-on Credit LLC (“SOC”) financial services joint venture, in which Snap-on alleged damages of approximately $115 million. As a result of the dispute, Snap-on withheld $107.8 million from payments made to CIT relating to SOC’s ongoing business activities. CIT denied Snap-on’s claim and asserted claims in excess of $110 million against Snap-on for other matters relating to the joint venture on January 29, 2010.

On May 5, 2011, Snap-on and CIT reached an amicable settlement of their respective claims and, in the second quarter of 2011, Snap-on recorded an $18.0 million pretax arbitration settlement gain and paid $89.8 million of cash to CIT, representing $107.8 million of cash previously withheld net of the $18.0 million settlement. The $18.0 million arbitration settlement gain is included in “Operating earnings from financial services” on the accompanying Condensed Consolidated Statements of Earnings.

Operating earnings from financial services before arbitration settlement was $17.5 million on revenue of $30.3 million in the second quarter of 2011, as compared with operating earnings of $1.7 million on revenue of $13.9 million in the second quarter of 2010. The year-over-year increase in both revenue and operating earnings (before arbitration settlement) primarily reflects the growth in the company’s on-book finance portfolio following the July 2009 termination of the SOC financial services operating agreement with CIT, after which Snap-on began providing financing for the majority of new finance and contract receivables originated by SOC. Operating earnings from financial services in the second quarter of 2011 of $35.5 million, including the $18.0 million arbitration settlement gain, compares to operating earnings of $1.7 million in the second quarter of 2010.

Consolidated operating earnings in the second quarter of 2011 of $134.3 million, including the $18.0 million arbitration settlement gain discussed above, increased $53.6 million, or 66.4%, from operating earnings of $80.7 million in the second quarter of 2010.

Interest expense of $16.3 million in the second quarter of 2011 increased $3.1 million from the comparable prior-year period primarily due to higher average debt levels. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net in the second quarter of 2011 was income of $0.9 million as compared to expense of $0.8 million in the second quarter of 2010. Other income (expense) – net primarily includes interest income as well as hedging and currency exchange rate transaction gains and losses. See Note 15 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 34.0% in the second quarter of 2011 and 31.2% in the second quarter of 2010. The higher second quarter 2011 effective income tax rate is primarily attributable to the mix of earnings in various taxing jurisdictions, including the $18.0 million pretax arbitration settlement gain that is taxable in the United States. The second quarter 2010 effective income tax rate benefited from the favorable settlement of a tax audit. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on in the second quarter of 2011 of $78.0 million, or $1.33 per diluted share, included an $11.1 million, or $0.19 per diluted share, after-tax gain from the arbitration settlement with CIT. In the second quarter of 2010, net earnings attributable to Snap-on were $45.3 million, or $0.78 per diluted share.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of operations for the six month periods ended July 2, 2011, and July 3, 2010, are as follows:

	Six Months Ended
(Amounts in millions)	July 2, 2011		July 3, 2010		Change
Net sales	$1,420.4	100.0%	$1,269.2	100.0%	$151.2	11.9%
Cost of goods sold	(747.6)	-52.6%	(677.8)	-53.4%	(69.8)	-10.3%

Gross profit	672.8	47.4%	591.4	46.6%	81.4	13.8%
Operating expenses	(486.7)	-34.3%	(440.7)	-34.7%	(46.0)	-10.4%

Operating earnings before financial services	186.1	13.1%	150.7	11.9%	35.4	23.5%

Financial services revenue	56.1	100.0%	23.6	100.0%	32.5	137.7%
Financial services expenses	(26.1)	-46.5%	(23.6)	-100.0%	(2.5)	-10.6%

Operating earnings from financial services before arbitration settlement	30.0	53.5%	–	–	30.0	NM
Arbitration settlement	18.0	32.1%	–	–	18.0	NM

Operating earnings from financial services	48.0	85.6%	–	–	48.0	NM

Operating earnings	234.1	15.9%	150.7	11.6%	83.4	55.3%
Interest expense	(32.6)	-2.2%	(27.2)	-2.1%	(5.4)	-19.9%
Other income (expense) – net	1.7	0.1%	(0.5)	–	2.2	NM

Earnings before income taxes and equity earnings	203.2	13.8%	123.0	9.5%	80.2	65.2%
Income tax expense	(67.0)	-4.6%	(39.3)	-3.0%	(27.7)	-70.5%

Earnings before equity earnings	136.2	9.2%	83.7	6.5%	52.5	62.7%
Equity earnings, net of tax	1.7	0.1%	1.2	0.1%	0.5	41.7%

Net earnings	137.9	9.3%	84.9	6.6%	53.0	62.4%
Net earnings attributable to noncontrolling interests	(3.7)	-0.2%	(2.8)	-0.2%	(0.9)	-32.1%

Net earnings attributable to Snap-on Inc.	$134.2	9.1%	$82.1	6.4%	$52.1	63.5%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales in the first six months of 2011 of $1,420.4 million were up $151.2 million, or 11.9%, from 2010 levels; excluding $39.1 million of favorable currency translation, organic sales increased $112.1 million, or 8.6%, from 2010 levels. Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including foreign currency translation fluctuations.

Gross profit in the first six months of 2011 was $672.8 million as compared to $591.4 million in 2010. The $81.4 million, or 13.8%, gross profit increase is primarily due to higher sales and favorable manufacturing utilization as a result of increased production levels, $13.2 million of favorable foreign currency effects, continued savings from ongoing RCI initiatives, including benefits from restructuring actions, and $1.7 million of lower restructuring costs. In the first six months of 2011, restructuring costs included in gross profit totaled $3.1 million as compared to $4.8 million last year. As a percentage of sales, gross margin of 47.4% in 2011 increased 80 basis points as compared to 46.6% in 2010.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Operating expenses in the first six months of 2011 were $486.7 million as compared to $440.7 million in 2010. The $46.0 million, or 10.4%, increase in year-over-year operating expenses is primarily due to higher volume-related and other expenses, $10.5 million of unfavorable foreign currency effects, $6.5 million of expected higher pension expense (largely due to the amortization of investment losses incurred in 2008 related to the company’s domestic pension plan assets), $4.7 million of higher stock-based (including mark-to-market) compensation and other expense, $3.2 million of increased performance-based incentive compensation expense and $0.3 million of higher restructuring costs. In the first six months of 2011, restructuring costs included in operating expenses totaled $1.8 million as compared to $1.5 million last year. These year-over-year operating expense increases were partially offset by $3.5 million of lower bad debt expense. As a percentage of sales, operating expenses in 2011 of 34.3% improved 40 basis points as compared to 34.7% in 2010.

Operating earnings from financial services in the first six months of 2011 of $48.0 million, including the $18.0 million arbitration settlement gain, compares to operating earnings of zero for the first six months of 2010. Operating earnings from financial services before arbitration settlement was $30.0 million on revenue of $56.1million in the first six months of 2011, as compared with operating earnings of zero on revenue of $23.6 million in the first six months of 2010. The year-over-year increase in both revenue and operating earnings (before arbitration settlement) primarily reflects the growth in the company’s on-book finance portfolio.

Consolidated operating earnings in the first six months of 2011 of $234.1 million, including the $18.0 million arbitration settlement gain, increased $83.4 million, or 55.3%, from operating earnings of $150.7 million in 2010. See Note 1 to the Condensed Consolidated Financial Statements for further information on the CIT dispute and the resulting arbitration settlement.

Interest expense of $32.6 million in the first six months of 2011 increased $5.4 million from the comparable prior-year period primarily due to higher average debt levels. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net in the first six months of 2011 was income of $1.7 million as compared to expense of $0.5 million in the first six months of 2010. Other income (expense) – net primarily includes interest income and hedging and currency exchange rate transaction gains and losses. See Note 15 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 33.6% in the first six months of 2011 and 32.7% in the first six months of 2010. The higher 2011 effective income tax rate is primarily attributable to the mix of earnings in various taxing jurisdictions, including the $18.0 million pretax arbitration settlement gain that is taxable in the United States. The 2010 effective income tax rate benefited from the favorable settlement of a tax audit. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on in the first six months of 2011 of $134.2 million, or $2.29 per diluted share, included an $11.1 million, or $0.19 per diluted share, after-tax gain from the arbitration settlement with CIT. In the first six months of 2010, net earnings attributable to Snap-on were $82.1 million, or $1.41 per diluted share.

Exit and Disposal Activities

Snap-on recorded costs of $1.9 million and $4.9 million for exit and disposal activities in the three and six month periods ended July 2, 2011, respectively, as compared to $3.1 million and $6.3 million for such activities in the three and six month periods ended July 3, 2010, respectively. See Note 6 to the Condensed Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

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

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	July 2, 2011		July 3, 2010		Change
External net sales	$237.8	85.0%	$217.7	84.2%	$20.1	9.2%
Intersegment net sales	41.9	15.0%	41.0	15.8%	0.9	2.2%

Segment net sales	279.7	100.0%	258.7	100.0%	21.0	8.1%
Cost of goods sold	(177.3)	-63.4%	(166.1)	-64.2%	(11.2)	-6.7%

Gross profit	102.4	36.6%	92.6	35.8%	9.8	10.6%
Operating expenses	(73.2)	-26.2%	(67.1)	-25.9%	(6.1)	-9.1%

Segment operating earnings	$29.2	10.4%	$25.5	9.9%	$3.7	14.5%

Segment net sales of $279.7 million in the second quarter of 2011 increased $21.0 million, or 8.1%, from 2010 levels; excluding $15.8 million of favorable currency translation, organic sales increased 1.9%. Continued higher sales to a wide range of customers in emerging markets and in the critical industries of aerospace and natural resources were largely offset by lower sales to the military, ongoing weakness across Southern Europe and the impact from the natural disasters in Japan.

Segment gross profit of $102.4 million in the second quarter of 2011 was up $9.8 million, or 10.6%, from 2010 levels. The $9.8 million gross profit increase is primarily due to contributions from higher sales and lower restructuring costs, $4.2 million of favorable foreign currency effects and $2.8 million of savings from ongoing RCI initiatives, partially offset by inflationary and other cost increases. As a result of these factors, gross margin of 36.6% for the second quarter of 2011 increased 80 basis points from 35.8% in the second quarter of 2010.

Operating expenses of $73.2 million in the second quarter of 2011 were up $6.1 million, or 9.1%, from 2010 levels primarily due to unfavorable foreign currency effects of $4.6 million, higher volume-related expenses and $0.5 million of higher restructuring costs. As a percentage of sales, operating expenses in the second quarter of 2011 were 26.2% as compared to 25.9% in the second quarter of 2010.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

As a result of these factors, segment operating earnings of $29.2 million in the second quarter of 2011 increased $3.7 million, or 14.5%, from 2010 levels, including $0.4 million of unfavorable foreign currency effects. As a percentage of segment net sales, operating earnings for the Commercial & Industrial Group of 10.4% in the second quarter of 2011 increased 50 basis points from 9.9% in the second quarter of 2010.

	Six Months Ended
(Amounts in millions)	July 2, 2011		July 3, 2010		Change
External net sales	$467.7	84.7%	$428.7	84.8%	$39.0	9.1%
Intersegment net sales	84.4	15.3%	77.0	15.2%	7.4	9.6%

Segment net sales	552.1	100.0%	505.7	100.0%	46.4	9.2%
Cost of goods sold	(346.1)	-62.7%	(324.4)	-64.1%	(21.7)	-6.7%

Gross profit	206.0	37.3%	181.3	35.9%	24.7	13.6%
Operating expenses	(145.2)	-26.3%	(130.4)	-25.8%	(14.8)	-11.3%

Segment operating earnings	$60.8	11.0%	$50.9	10.1%	$9.9	19.4%

Segment net sales of $552.1 million in the first six months of 2011 increased $46.4 million, or 9.2%, from 2010 levels. Excluding $20.2 million of favorable currency translation, organic sales increased 5.0% from 2010 levels. Continued higher sales to customers in emerging markets and sales progress in the critical industries of aerospace and natural resources, more than offset lower year-over-year sales to the military and ongoing weakness across Southern Europe.

Segment gross profit of $206.0 million in the first six months of 2011 was up $24.7 million, or 13.6%, from 2010 levels. The $24.7 million gross profit increase is primarily due to higher sales, $5.6 million of savings from ongoing RCI and restructuring initiatives, $4.3 million of favorable foreign currency effects and $3.1 million of lower restructuring costs. As a result of these factors, gross margin of 37.3% for the first six months of 2011 increased 140 basis points from 35.9% in the first six months of 2010.

Operating expenses of $145.2 million in the first six months of 2011 were up $14.8 million, or 11.3%, from 2010 levels primarily due to higher volume-related and other expenses and $5.8 million of unfavorable foreign currency effects. As a percentage of sales, operating expenses in the first six months of 2011 were 26.3% as compared to 25.8% in the first six months of 2010.

As a result of these factors, segment operating earnings of $60.8 million in the first six months of 2011 increased $9.9 million, or 19.4%, from 2010 levels, including $1.5 million of unfavorable foreign currency effects. As a percentage of segment net sales, operating earnings for the Commercial & Industrial Group of 11.0% in the first six months of 2011 increased 90 basis points from 10.1% in the first six months of 2010.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	July 2, 2011		July 3, 2010		Change
Segment net sales	$299.0	100.0%	$264.5	100.0%	$34.5	13.0%
Cost of goods sold	(166.6)	-55.7%	(149.0)	-56.3%	(17.6)	-11.8%

Gross profit	132.4	44.3%	115.5	43.7%	16.9	14.6%
Operating expenses	(86.2)	-28.8%	(82.5)	-31.2%	(3.7)	-4.5%

Segment operating earnings	$46.2	15.5%	$33.0	12.5%	$13.2	40.0%

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment net sales of $299.0 million in the second quarter of 2011 increased $34.5 million, or 13.0%, from 2010 levels. Excluding $7.4 million of favorable foreign currency translation, organic sales increased $27.1 million, or 10.0%, year over year, primarily due to continued higher sales in the United States.

Segment gross profit of $132.4 million in the second quarter of 2011 increased $16.9 million, or 14.6%, as compared to $115.5 million last year. The $16.9 million gross profit increase is primarily due to contributions from increased sales and $3.9 million of favorable foreign currency effects, partially offset by $0.7 million of higher restructuring costs for the previously announced closure of Snap-on’s Newmarket, Canada, tool storage facility. Snap-on is consolidating its North American tool storage manufacturing and distribution operations into its existing tool storage facility in Algona, Iowa; production at the Newmarket facility ceased at the end of April 2011. As a percentage of sales, gross margin of 44.3% in the second quarter of 2011 improved 60 basis points from 43.7% in the second quarter of 2010.

Operating expenses of $86.2 million in the second quarter of 2011 increased $3.7 million, or 4.5%, from 2010 levels primarily due to higher volume-related and other expenses and $1.6 million of unfavorable foreign currency effects, partially offset by $1.5 million of lower bad debt expense and $0.4 million of lower restructuring costs. As a percentage of sales, operating expenses of 28.8% in the second quarter of 2011 improved 240 basis points from 31.2% in the second quarter of 2010.

As a result of these factors, segment operating earnings of $46.2 million in the second quarter of 2011 increased $13.2 million, or 40.0%, from 2010 levels, including $2.3 million of favorable foreign currency effects. As a percentage of segment net sales, operating earnings for the Snap-on Tools Group of 15.5% in the second quarter of 2011 increased 300 basis points from 12.5% in the second quarter of 2010.

	Six Months Ended
(Amounts in millions)	July 2, 2011		July 3, 2010		Change
Segment net sales	$581.0	100.0%	$513.0	100.0%	$68.0	13.3%
Cost of goods sold	(323.7)	-55.7%	(292.3)	-57.0%	(31.4)	-10.7%

Gross profit	257.3	44.3%	220.7	43.0%	36.6	16.6%
Operating expenses	(174.0)	-30.0%	(160.7)	-31.3%	(13.3)	-8.3%

Segment operating earnings	$83.3	14.3%	$60.0	11.7%	$23.3	38.8%

Segment net sales of $581.0 million in the first six months of 2011 increased $68.0 million, or 13.3%, from 2010 levels. Excluding $11.3 million of favorable foreign currency translation, organic sales increased $56.7 million, or 10.8%, year over year, primarily due to continued higher sales in the United States.

Segment gross profit of $257.3 million in the first six months of 2011 increased $36.6 million, or 16.6%, as compared to $220.7 million last year. The $36.6 million gross profit increase is primarily due to contributions from higher sales, favorable manufacturing utilization as a result of increased production levels and $5.6 million of favorable foreign currency effects. These year-over-year gross profit increases were partially offset by $3.0 million of higher restructuring costs for the previously announced closure of Snap-on’s Newmarket, Canada, tool storage facility. As a percentage of sales, gross margin of 44.3% in the first six months of 2011 improved 130 basis points from 43.0% in the first six months of 2010.

Operating expenses of $174.0 million in the first six months of 2011 increased $13.3 million, or 8.3%, from 2010 levels primarily due to higher volume-related and other expenses and $2.4 million of unfavorable foreign currency effects, partially offset by $2.7 million of lower bad debt expense. As a percentage of sales, operating expenses of 30.0% in the first six months of 2011 improved 130 basis points from 31.3% in the first six months of 2010.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

As a result of these factors, segment operating earnings of $83.3 million in the first six months of 2011 increased $23.3 million, or 38.8%, from 2010 levels, including $3.2 million of favorable foreign currency effects. As a percentage of segment net sales, operating earnings for the Snap-on Tools Group of 14.3% in the first six months of 2011 increased 260 basis points from 11.7% in the first six months of 2010.

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	July 2, 2011		July 3, 2010		Change
External net sales	$189.9	81.0%	$165.4	80.3%	$24.5	14.8%
Intersegment net sales	44.6	19.0%	40.5	19.7%	4.1	10.1%

Segment net sales	234.5	100.0%	205.9	100.0%	28.6	13.9%
Cost of goods sold	(127.1)	-54.2%	(110.2)	-53.5%	(16.9)	-15.3%

Gross profit	107.4	45.8%	95.7	46.5%	11.7	12.2%
Operating expenses	(58.4)	-24.9%	(55.7)	-27.1%	(2.7)	-4.8%

Segment operating earnings	$49.0	20.9%	$40.0	19.4%	$9.0	22.5%

Segment net sales of $234.5 million in the second quarter of 2011 increased $28.6 million, or 13.9%, from 2010 levels. Excluding $7.9 million of favorable foreign currency translation, organic sales increased $20.7 million, or 9.7%, year over year, reflecting continued higher sales to repair shop owners and managers.

Segment gross profit of $107.4 million in the second quarter of 2011 increased $11.7 million, or 12.2%, from 2010 levels. The $11.7 million gross profit increase is primarily due to higher sales and $3.0 million of favorable foreign currency effects. As a percentage of sales, gross margin of 45.8% in the second quarter of 2011 decreased 70 basis points from 46.5% in the second quarter of 2010 largely due to a shift in sales mix that included higher essential tool and facilitation program sales to OEM dealerships and increased sales of undercar equipment.

Operating expenses of $58.4 million in the second quarter of 2011 increased $2.7 million, or 4.8%, from 2010 levels primarily due to higher volume-related expenses and $2.1 million of unfavorable foreign currency effects. As a percentage of sales, operating expenses in the second quarter of 2011 of 24.9% improved 220 basis points from 27.1% in the second quarter of 2010.

As a result of these factors, segment operating earnings of $49.0 million in the second quarter of 2011 increased $9.0 million, or 22.5%, from 2010 levels. As a percentage of segment net sales, operating earnings for the Repair Systems & Information Group of 20.9% in the second quarter of 2011 increased 150 basis points from 19.4% in the second quarter of 2010.

	Six Months Ended
(Amounts in millions)	July 2, 2011		July 3, 2010		Change
External net sales	$371.7	80.5%	$327.5	80.3%	$44.2	13.5%
Intersegment net sales	89.8	19.5%	80.5	19.7%	9.3	11.6%

Segment net sales	461.5	100.0%	408.0	100.0%	53.5	13.1%
Cost of goods sold	(252.0)	-54.6%	(218.6)	-53.6%	(33.4)	-15.3%

Gross profit	209.5	45.4%	189.4	46.4%	20.1	10.6%
Operating expenses	(117.7)	-25.5%	(112.4)	-27.5%	(5.3)	-4.7%

Segment operating earnings	$91.8	19.9%	$77.0	18.9%	$14.8	19.2%

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment net sales of $461.5 million in the first six months of 2011 increased $53.5 million, or 13.1%, from 2010 levels. Excluding $9.0 million of favorable foreign currency translation, organic sales increased $44.5 million, or 10.7%, year over year, reflecting continued higher sales to repair shop owners and managers.

Segment gross profit of $209.5 million in the first six months of 2011 increased $20.1 million, or 10.6%, from 2010 levels. The $20.1 million gross profit increase is primarily due to higher sales, $3.3 million of favorable foreign currency effects and $1.6 million of lower restructuring costs. As a percentage of sales, gross margin of 45.4% in the first six months of 2011 decreased 100 basis points from 46.4% in the first six months of 2010 largely due to a shift in sales mix that included higher essential tool and facilitation program sales to OEM dealerships and increased sales of undercar equipment.

Operating expenses of $117.7 million in the first six months of 2011 increased $5.3 million, or 4.7%, from 2010 levels primarily due to higher volume-related and other expenses and $2.3 million of unfavorable foreign currency effects, partially offset by savings from ongoing RCI and restructuring initiatives. As a percentage of sales, operating expenses of 25.5% in the first six months of 2011 improved 200 basis points from 27.5% in the first six months of 2010.

As a result of these factors, segment operating earnings of $91.8 million in the first six months of 2011 increased $14.8 million, or 19.2%, from 2010 levels. As a percentage of segment net sales, operating earnings for the Repair Systems & Information Group of 19.9% in the first six months of 2011 increased 100 basis points from 18.9% in the first six months of 2010.

Financial Services

	Three Months Ended
(Amounts in millions)	July 2, 2011		July 3, 2010		Change
Financial services revenue	$30.3	100.0%	$13.9	100.0%	$16.4	118.0%
Financial services expenses	(12.8)	-42.2%	(12.2)	-87.8%	(0.6)	-4.9%

Segment operating earnings before arbitration settlement	17.5	57.8%	1.7	12.2%	15.8	NM
Arbitration settlement	18.0	59.4%	–	–	18.0	NM

Segment operating earnings	$35.5	117.2%	$1.7	12.2%	$33.8	NM

NM: Not meaningful

Operating earnings from financial services before arbitration settlement was $17.5 million on revenue of $30.3 million in the second quarter of 2011, as compared with operating earnings of $1.7 million on revenue of $13.9 million in the second quarter of 2010. Originations of $153.1 million in the second quarter of 2011 increased $16.4 million, or 12.0%, from comparable prior-year levels. The year-over-year increase in both revenue and operating earnings (before arbitration settlement) primarily reflects the growth in the company’s on-book finance portfolio.

Operating earnings from financial services was $35.5 million on revenue of $30.3 million in the second quarter of 2011; operating earnings from financial services was $1.7 million on revenue of $13.9 million in the second quarter of 2010. In addition to contributions from higher revenue, the $33.8 million increase in year-over-year operating earnings included an $18.0 million arbitration settlement gain in the second quarter of 2011 from the resolution of a dispute with CIT (discussed above) and $0.3 million of favorable foreign currency effects. See Note 1 to the Condensed Consolidated Financial Statements for further information on the CIT dispute and the resulting arbitration settlement.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

	Six Months Ended
(Amounts in millions)	July 2, 2011		July 3, 2010		Change
Financial services revenue	$56.1	100.0%	$23.6	100.0%	$32.5	137.7%
Financial services expenses	(26.1)	-46.5%	(23.6)	-100.0%	(2.5)	-10.6%

Segment operating earnings before arbitration settlement	30.0	53.5%	–	–	30.0	NM
Arbitration settlement	18.0	32.1%	–	–	18.0	NM

Segment operating earnings	$48.0	85.6%	$–	–	$48.0	NM

NM: Not meaningful

Operating earnings from financial services before arbitration settlement was $30.0 million on revenue of $56.1 million in the first six months of 2011, as compared with operating earnings of zero on revenue of $23.6 million in the first six months of 2010. Originations of $298.7 million in the first six months of 2011 increased $44.8 million, or 17.6%, from comparable prior-year levels. The year-over-year increase in both revenue and operating earnings (before arbitration settlement) primarily reflects the growth in the company’s on-book finance portfolio.

Operating earnings from financial services was $48.0 million on revenue of $56.1 million in the first six months of 2011, as compared with operating earnings of zero on revenue of $23.6 million in the first six months of 2010. In addition to contributions from higher revenue, the $48.0 million increase in year-over-year operating earnings included an $18.0 million arbitration settlement gain from the resolution of a dispute with CIT and $0.5 million of favorable foreign currency effects. See Note 1 to the Condensed Consolidated Financial Statements for further information on the CIT dispute and the resulting arbitration settlement.

Corporate

Snap-on’s general corporate expenses of $25.6 million in the second quarter of 2011 increased $6.1 million from $19.5 million in the second quarter of 2010 primarily due to $4.2 million of expected higher pension expense (largely due to the amortization of investment losses incurred in 2008 related to the company’s domestic pension plan assets) and $2.8 million of higher stock-based (including mark-to-market) compensation and other expense.

Snap-on’s general corporate expenses of $49.8 million in the first six months of 2011 increased $12.6 million from $37.2 million in the first six months of 2010 primarily due to $6.5 million of expected higher pension expense (largely due to the amortization of investment losses incurred in 2008 related to the company’s domestic pension plan assets) and $5.2 million of higher stock-based (including mark-to-market) compensation and other expense.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – The supplemental Condensed Statements of Earnings information for the three month periods ended July 2, 2011, and July 3, 2010, are as follows:

	Operations*		Financial Services
(Amounts in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$726.7	$647.6	$–	$–
Cost of goods sold	(384.5)	(343.8)	–	–

Gross profit	342.2	303.8	–	–
Operating expenses	(243.4)	(224.8)	–	–

Operating earnings before financial services	98.8	79.0	–	–

Financial services revenue	–	–	30.3	13.9
Financial services expenses	–	–	(12.8)	(12.2)

Operating earnings from financial services before arbitration settlement	–	–	17.5	1.7
Arbitration settlement	–	–	18.0	–

Operating earnings from financial services	–	–	35.5	1.7

Operating earnings	98.8	79.0	35.5	1.7
Interest expense	(15.9)	(13.2)	(0.4)	–
Intersegment interest income (expense) – net	8.9	5.8	(8.9)	(5.8)
Other income (expense) – net	0.8	(0.9)	0.1	0.1

Earnings (loss) before income taxes and equity earnings	92.6	70.7	26.3	(4.0)
Income tax (expense) benefit	(29.9)	(21.9)	(9.9)	1.6

Earnings (loss) before equity earnings	62.7	48.8	16.4	(2.4)
Financial services – net earnings (loss) attributable to Snap-on Inc.	16.4	(2.4)	–	–
Equity earnings, net of tax	0.8	0.5	–	–

Net earnings (loss)	79.9	46.9	16.4	(2.4)
Net earnings attributable to noncontrolling interests	(1.9)	(1.6)	–	–

Net earnings (loss) attributable to Snap-on Incorporated	$78.0	$45.3	$16.4	$(2.4)

* Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – The supplemental Condensed Statements of Earnings information for the six month periods ended July 2, 2011, and July 3, 2010, are as follows:

	Operations*		Financial Services
(Amounts in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$1,420.4	$1,269.2	$–	$–
Cost of goods sold	(747.6)	(677.8)	–	–

Gross profit	672.8	591.4	–	–
Operating expenses	(486.7)	(440.7)	–	–

Operating earnings before financial services	186.1	150.7	–	–

Financial services revenue	–	–	56.1	23.6
Financial services expenses	–	–	(26.1)	(23.6)

Operating earnings from financial services before arbitration settlement	–	–	30.0	–
Arbitration settlement	–	–	18.0	–

Operating earnings from financial services	–	–	48.0	–

Operating earnings	186.1	150.7	48.0	–
Interest expense	(31.9)	(27.2)	(0.7)	–
Intersegment interest income (expense) – net	16.7	9.6	(16.7)	(9.6)
Other income (expense) – net	1.6	(0.6)	0.1	0.1

Earnings (loss) before income taxes and equity earnings	172.5	132.5	30.7	(9.5)
Income tax (expense) benefit	(55.6)	(43.3)	(11.4)	4.0

Earnings (loss) before equity earnings	116.9	89.2	19.3	(5.5)
Financial services – net earnings (loss) attributable to Snap-on Inc.	19.3	(5.5)	–	–
Equity earnings, net of tax	1.7	1.2	–	–

Net earnings (loss)	137.9	84.9	19.3	(5.5)
Net earnings attributable to noncontrolling interests	(3.7)	(2.8)	–	–

Net earnings (loss) attributable to Snap-on Incorporated	$134.2	$82.1	$19.3	$(5.5)

* Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – The supplemental Condensed Balance Sheets information as of July 2, 2011, and January 1, 2011, are as follows:

	Operations*		Financial Services
(Amounts in millions)	July 2, 2011	January 1, 2011	July 2, 2011	January 1, 2011
ASSETS
Current assets
Cash and cash equivalents	$413.9	$462.6	$4.3	$109.6
Intersegment receivables	7.7	6.7	–	–
Trade and other accounts receivable – net	452.0	434.5	0.2	8.8
Finance receivables – net	–	–	250.8	215.3
Contract receivables – net	9.7	7.9	35.8	37.7
Inventories – net	392.2	329.4	–	–
Deferred income tax assets	89.4	82.4	1.4	4.6
Prepaid expenses and other assets	88.1	74.1	0.9	0.7

Total current assets	1,453.0	1,397.6	293.4	376.7

Property and equipment – net	356.3	343.0	0.9	1.0
Investment in Financial Services	129.6	134.4	–	–
Deferred income tax assets	90.5	75.7	4.1	15.8
Long-term finance receivables – net	–	–	398.1	345.7
Long-term contract receivables – net	8.3	8.4	134.8	110.9
Goodwill	827.2	798.4	–	–
Other intangibles – net	193.0	192.8	–	–
Other assets	78.4	72.8	0.4	0.5

Total assets	$3,136.3	$3,023.1	$831.7	$850.6

* Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	July 2, 2011	January 1, 2011	July 2, 2011	January 1, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$215.0	$216.0	$–	$–
Accounts payable	136.8	129.6	2.2	16.5
Intersegment payables	–	–	7.7	6.7
Accrued benefits	44.3	45.0	0.1	–
Accrued compensation	78.1	83.4	1.9	3.3
Franchisee deposits	41.5	40.4	–	–
Other accrued liabilities	237.4	218.1	17.9	132.0

Total current liabilities	753.1	732.5	29.8	158.5

Long-term debt and intersegment long-term debt	307.3	418.8	648.2	536.0
Deferred income tax liabilities	97.8	94.3	0.1	0.1
Retiree health care benefits	57.6	59.6	–	–
Pension liabilities	268.6	246.1	–	–
Other long-term liabilities	69.0	67.4	24.0	21.6

Total liabilities	1,553.4	1,618.7	702.1	716.2

Total shareholders’ equity attributable to Snap-on Inc.	1,566.6	1,388.5	129.6	134.4
Noncontrolling interests	16.3	15.9	–	–

Total shareholders’ equity	1,582.9	1,404.4	129.6	134.4

Total liabilities and shareholders’ equity	$3,136.3	$3,023.1	$831.7	$850.6

* Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for scheduled debt repayments, loan originations, working capital, capital expenditures, restructuring activities, acquisitions, the funding of pension plans, common stock repurchases and dividend payments. Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost. As of the close of business on July 15, 2011, Snap-on’s long-term debt and commercial paper was rated Baa1 and P-2 by Moody’s Investors Service and A- and A-2 by Standard & Poor’s. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions. Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.

As of July 2, 2011, working capital (current assets less current liabilities) of $964.9 million increased $80.5 million from $884.4 million as of January 1, 2011 (fiscal 2010 year end).

The following represents the company’s working capital position as of July 2, 2011, and January 1, 2011:

(Amounts in millions)	July 2, 2011	January 1, 2011
Cash and cash equivalents	$418.2	$572.2
Trade and other accounts receivable – net	452.2	443.3
Finance receivables – net	250.8	215.3
Contract receivables – net	45.5	45.6
Inventories – net	392.2	329.4
Other current assets	177.0	159.7

Total current assets	1,735.9	1,765.5

Notes payable and current maturities of long-term debt	(215.0)	(216.0)
Accounts payable	(139.0)	(146.1)
Other current liabilities	(417.0)	(519.0)

Total current liabilities	(771.0)	(881.1)

Total working capital	$964.9	$884.4

Cash and cash equivalents as of July 2, 2011, totaled $418.2 million as compared to $572.2 million as of January 1, 2011. The $154.0 million decrease in cash and cash equivalents is primarily due to the return of $89.8 million of cash previously withheld from CIT and the funding of (i) higher inventory levels to support increased customer demand; and (ii) new loans originated by SOC.

On May 5, 2011, Snap-on and CIT reached an amicable settlement of their respective claims and, in the second quarter of 2011, Snap-on recorded an $18.0 million pretax arbitration settlement gain and paid $89.8 million of cash to CIT, representing $107.8 million of cash previously withheld net of the $18.0 million settlement. See Note 1 to the Condensed Consolidated Financial Statements for further information on the CIT dispute and the resulting arbitration settlement.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Trade and other accounts receivable – net as of July 2, 2011, of $452.2 million increased $8.9 million from 2010 year-end levels; excluding $13.4 million of currency translation impacts, trade and other accounts receivable – net decreased $4.5 million from 2010 levels. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) of 59 days at July 2, 2011, improved from 61 days at January 1, 2011.

The current portions of net finance and contract receivables as of July 2, 2011, totaled $296.3 million as compared to $260.9 million at 2010 year end. The long-term portions of net finance and contract receivables as of July 2, 2011, totaled $541.2 million as compared to $465.0 million at 2010 year end. The combined $111.6 million increase in net current and long-term finance and contract receivables over 2010 year-end levels is primarily due to continued growth of the company’s on-balance-sheet finance portfolio.

Inventories of $392.2 million as of July 2, 2011, increased $62.8 million from 2010 year-end levels primarily due to increased production to support higher customer demand; excluding currency translation impacts, inventories increased $49.8 million. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 4.3 turns and 4.7 turns as of July 2, 2011, and January 1, 2011, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method as of both July 2, 2011, and January 1, 2011, approximated 64% of total inventories. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $70.1 million and $68.4 million as of July 2, 2011, and 2010 year end, respectively.

Notes payable and current maturities of long-term debt of $215.0 million as of July 2, 2011, included $200 million of unsecured 6.25% notes that mature on August 15, 2011, and $15.0 million of other notes. Snap-on intends to repay the $200 million of 6.25% unsecured notes at maturity on August 15, 2011, with available cash on hand.

Accounts payable as of July 2, 2011, of $139.0 million decreased $7.1 million from 2010 year-end levels; excluding currency translation impacts, accounts payable decreased $9.8 million.

Other accrued liabilities of $251.1 million as of July 2, 2011, compared to $346.9 million as of 2010 year end. The $95.8 million decrease from year-end 2010 levels is largely due to the reversal of an accrued liability related to the company’s arbitration settlement with CIT discussed above; that liability was reversed as a consequence of the arbitration settlement. Snap-on paid $89.8 million of cash to CIT in the second quarter of 2011, representing $107.8 million of cash previously withheld net of the $18.0 million settlement gain.

Long-term debt of $955.5 million as of July 2, 2011, included (i) $100 million of unsecured 5.85% notes that mature in 2014; (ii) $150 million of unsecured 5.50% notes that mature in 2017; (iii) $250 million of unsecured 4.25% notes that mature in 2018; (iv) $200 million of unsecured 6.70% notes that mature in 2019; (v) $250 million of unsecured 6.125% notes that mature in 2021; and (vi) $5.5 million of other long-term debt.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on August 10, 2012; as of July 2, 2011, no amounts were outstanding under this facility. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus shareholders’ equity of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of July 2, 2011, the company’s actual ratios of 0.43 and 2.30, respectively, were both within the permitted ranges as set forth in this financial covenant.

Snap-on also has a 364-day loan and servicing agreement that provides for aggregate revolving credit commitments in the principal amount of up to $100 million (subject to borrowing base requirements). The loan and servicing agreement, which terminates on September 30, 2011, allows Snap-on to secure borrowings of up to $100 million through the pledging of finance receivables under a third-party sponsored asset-backed commercial paper conduit facility. As of July 2, 2011, no amounts were outstanding under the loan and servicing agreement. As of the date of this Form 10-Q, Snap-on has commenced discussions to renew this loan and servicing agreement.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Snap-on also has $20 million of unused available debt capacity under its committed bank lines of credit as of July 2, 2011, including a $10 million line of credit that expires on August 28, 2011, and a $10 million line of credit that expires on July 26, 2011.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility, discussed above, Snap-on’s debt agreements and credit facilities, including the $100 million loan and servicing agreement, also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of July 2, 2011, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

Snap-on believes that it has sufficient available cash and committed and uncommitted lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facilities and committed lines of credit. If the need were to arise, Snap-on believes that it could access short-term debt markets, predominantly through commercial paper issuances, existing lines of credit and securitizations (including its $100 million loan and servicing agreement discussed above), to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, in the future, may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include the August 15, 2011 repayment of $200 million of fixed rate debt upon its maturity (which we expect to pay with available cash on hand), funding of new loans originated by SOC, funding for capital expenditures and restructuring activities, payments of dividends and interest, and funding for additional share repurchases, if any. Snap-on also expects to make contributions of $10.7 million to its foreign pension plans and $1.4 million to its domestic pension plans in 2011. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2011.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, securitizations and/or additional fixed-term debt.

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flow.

Operating Activities

Net cash provided by operating activities was $14.2 million in the first six months of 2011 and $65.9 million in the first six months of 2010. The $51.7 million decrease in year-over-year net cash provided by operating activities in 2011 was primarily due to the return of $89.8 million of cash previously withheld from CIT, partially offset by higher net earnings in 2011.

Investing Activities

Net cash used by investing activities of $121.3 million in the first six months of 2011 included additions to, and collections of, finance receivables of $261.6 million and $170.7 million, respectively. Net cash used by investing activities of $156.2 million in the first six months of 2010 included additions to, and collections of, finance receivables of $246.3 million and $108.3 million, respectively. Finance receivables are comprised of extended-term installment loans to technicians (i.e. franchisees’ customers) to enable them to purchase tools, diagnostics and equipment on an extended-term payment plan, generally with average payment terms of 32 months.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Capital expenditures of $33.3 million in the first six months of 2011 compared to $12.3 million in the first six months of 2010. Capital expenditures in 2011 included continued spending to support the company’s strategic growth initiatives, including the expansion of manufacturing capabilities in lower-cost regions and emerging growth markets, and increased spending to support efficiency and cost reduction initiatives. Snap-on anticipates full-year 2011 capital expenditures will approximate $65 million.

Financing Activities

Net cash used by financing activities was $48.7 million in the first six months of 2011. Net cash used of $176.7 million in the first six months of 2010 included the January 12, 2010 repayment of $150 million of unsecured floating rate debt upon its maturity with available cash.

Proceeds from stock purchase plans and stock option exercises totaled $26.3 million and $13.0 million in the first six months of 2011 and 2010, respectively. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options and other corporate purposes. In the first six months of 2011, Snap-on repurchased 577,000 shares of its common stock for $34.5 million under its previously announced share repurchase programs; Snap-on did not repurchase any shares of common stock during the first six months of 2010. As of July 2, 2011, Snap-on had remaining availability to repurchase up to an additional $164.9 million in common stock pursuant to its Board of Directors’ (“Board”) authorizations, which are discussed below in Part II, Item 2. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund additional share repurchases, if any, in 2011.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $37.5 million and $35.0 million in the first six months of 2011 and 2010, respectively. On November 4, 2010, the company announced that its Board increased the quarterly cash dividend by 6.7% to $0.32 per share ($1.28 per share per year). Snap-on believes that its cash generated from operations, available cash on hand and funds available from its credit facilities will be sufficient to pay dividends in 2011.

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of July 2, 2011.

Critical Accounting Policies and Estimates

Snap-on’s disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the year ended January 1, 2011, have not materially changed since that report was filed.

Outlook

Snap-on anticipates that capital expenditures in 2011 will approximate $65 million, of which $33.3 million was spent in the first six months of 2011. Snap-on also expects to incur approximately $13 million of higher year-over-year pension expense in 2011 largely due to the amortization of investment losses incurred in 2008 related to its domestic pension plan assets. Snap-on now anticipates that its full year 2011 effective income tax rate will approximate 33.6%.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market, Credit and Economic Risks

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. Snap-on is exposed to market risk from changes in both foreign currency exchange rates and interest rates. Snap-on monitors its exposure to these risks and attempts to manage the underlying economic exposures through the use of financial instruments such as foreign currency forwards, interest rate swaps and treasury locks. Snap-on does not use derivative instruments for speculative or trading purposes. Snap-on’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole. Snap-on’s management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks.

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

Interest Rate Risk Management: Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities through the use of interest rate swaps. Treasury locks are used to manage potential changes in interest rates in anticipation of the issuance or sale of certain financial instruments. See Note 9 to the Condensed Consolidated Financial Statements for information on interest rate risk management.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of July 2, 2011, was $2.6 million on interest rate-sensitive financial instruments and $0.9 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk: Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Credit risk is also monitored regularly through the use of internal proprietary, custom scoring models used to evaluate each transaction at the time of the application for credit and by periodically updating those credit scores for ongoing monitoring purposes. Snap-on evaluates credit quality through the use of an internal proprietary measuring system that provides a framework to analyze finance and contract receivables on the basis of risk factors of the individual obligor as well as transaction specific risk. Loans that have been granted are typically monitored through an asset quality review process that closely monitors past due accounts and initiates a progressive collection action process when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van loans sold by SOC; at July 2, 2011, $15.4 million of franchisee van loans contain a recourse provision to Snap-on if the loans become more than 90 days past due.

Counterparty Risk: Snap-on is exposed to credit losses in the event of non-performance by the counterparties to various financial agreements, including its foreign currency forwards, interest rate swaps and treasury locks. Snap-on does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparties and enters into agreements only with financial institution counterparties with a credit rating of A- or better. Snap-on does not anticipate non-performance by its counterparties, but cannot provide assurances.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 2, 2011. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of July 2, 2011, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended July 2, 2011, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

As previously reported, Snap-on filed a notice of arbitration with the American Arbitration Association on January 8, 2010, concerning a dispute with CIT relating to various underpayments made during the course of their SOC financial services joint venture, in which Snap-on alleged damages of approximately $115 million. As a result of the dispute, Snap-on withheld certain amounts (totaling $107.8 million) from payments made to CIT relating to SOC’s ongoing business activities. CIT filed its response denying Snap-on’s claim and asserting certain claims against Snap-on for other matters relating to the joint venture on January 29, 2010. CIT’s claims included alleged damages in excess of $110 million, the majority of which related to returning the amounts withheld by Snap-on.

On May 5, 2011, Snap-on and CIT reached an amicable settlement of their respective claims and, in the second quarter of 2011, Snap-on recorded an $18.0 million pretax arbitration settlement gain and paid $89.8 million of cash to CIT, representing $107.8 million of cash previously withheld net of the $18.0 million settlement. The $18.0 million arbitration settlement gain is included in “Operating earnings from financial services” on the accompanying Condensed Consolidated Statements of Earnings.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the second quarter of fiscal 2011, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet be Purchased Under the Plans or Programs*
04/03/11 to 04/30/11	40,000	$61.85	40,000	$165.8 million
05/01/11 to 05/28/11	241,000	$59.99	241,000	$160.6 million
05/29/11 to 07/02/11	–	–	–	$164.9 million

Total/Average	281,000	$60.25	281,000	N/A

*Subject to further adjustment pursuant to the 1996 Authorization described below, as of July 2, 2011, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board authorizations discussed below is $164.9 million.

•

In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed prices of $61.77, $60.05 and $63.63 per share of common stock as of the end of the fiscal 2011 months ended April 30, May 28, and July 2, respectively.

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

* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended July 2, 2011, and July 3, 2010; (ii) Condensed Consolidated Balance Sheets at July 2, 2011, and January 1, 2011; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended July 2, 2011, and July 3, 2010; (iv) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 2, 2011, and July 3, 2010; (v) Condensed Consolidated Statements of Cash Flow for the six months ended July 2, 2011, and July 3, 2010; and (vi) Notes to Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed “furnished” and not “filed” for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED

Date: July 21, 2011	/s/ Aldo J. Pagliari
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

* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended July 2, 2011, and July 3, 2010; (ii) Condensed Consolidated Balance Sheets at July 2, 2011, and January 1, 2011; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended July 2, 2011, and July 3, 2010; (iv) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 2, 2011, and July 3, 2010; (v) Condensed Consolidated Statements of Cash Flow for the six months ended July 2, 2011, and July 3, 2010; and (vi) Notes to Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed “furnished” and not “filed” for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.