Form 10-K
period 2011-12-31
SNAP-ON Inc
filed 2012-02-16
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011, or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates (excludes 190,313 shares held by directors and executive officers) computed by reference to the price ($63.63) at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 2, 2011) was $3.7 billion.

The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of February 10, 2012, was 58,394,314 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in Snap-on’s Proxy Statement, which is expected to first be mailed to shareholders on or about March 12, 2012, prepared for the Annual Meeting of Shareholders scheduled for April 26, 2012.

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

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain value through its Snap-on Value Creation Processes, including its ability to realize efficiencies and savings from its rapid continuous improvement and other cost reduction initiatives, improve workforce productivity, implement reductions in workforce, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues. These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby help improve their sales and profitability, introduce successful new products, successfully pursue, complete and integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the effects of external negative factors, including continuing uncertainty in world financial markets, weakness in certain areas of the global economy, and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, changes in tax rates and regulations, and the impact of energy and raw material supply and pricing, including steel and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and reforms), continuing and potentially increasing required contributions to pension and postretirement plans, the impacts of non-strategic business and/or product line rationalizations, and the effects on business as a result of new legislation and regulations, risks associated with technological systems and protections, and other world or local events outside Snap-on’s control, including terrorist disruptions. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

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

Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. Unless otherwise indicated, references in this document to “fiscal 2011” or “2011” refer to the fiscal year ended December 31, 2011; references to “fiscal 2010” or “2010” refer to the fiscal year ended January 1, 2011; and references to “fiscal 2009” or “2009” refer to the fiscal year ended January 2, 2010. References in this document to 2011, 2010 and 2009 year end refer to December 31, 2011, January 1, 2011, and January 2, 2010, respectively.

Item 1: Business

Snap-on was incorporated under the laws of the state of Wisconsin in 1920 and reincorporated under the laws of the state of Delaware in 1930. Snap-on is a leading global innovator, manufacturer and marketer of tools, equipment, diagnostics, repair information and systems solutions for professional users performing critical tasks. Products and services include hand and power tools, tool storage, diagnostics software, information and management systems, shop equipment and other solutions for vehicle dealerships and repair centers, as well as for customers in industries, including aviation, aerospace, agriculture, construction, government and military, mining, natural resources and power generation. Snap-on also derives income from various financing programs to facilitate the sales of its products.

2011 ANNUAL REPORT	3

Snap-on markets its products and brands through multiple distribution sales channels in approximately 130 countries. Snap-on’s largest geographic markets include the United States, the United Kingdom, Canada, Germany, Australia, Japan, France, Spain, Sweden, Brazil, Italy, the Netherlands, China, the Russian Federation, Norway, Argentina, Denmark, Mexico and India. Snap-on also reaches its customers through the company’s franchisee, company-direct, distributor and internet channels. Snap-on originated the mobile van tool distribution channel in the automotive repair market.

The company began with the development of the original Snap-on interchangeable socket set in 1920, and subsequently pioneered mobile van tool distribution, where fully stocked vans sell to professional vehicle technicians at their place of business. For many decades, the company was viewed primarily as a hand tool company selling through vans to vehicle technicians. In recent years, Snap-on has defined its value proposition more broadly, extending its reach “beyond the garage” to deliver a broad array of unique solutions that make work easier for serious professionals performing critical tasks. Building upon capabilities already demonstrated in the automotive repair arena, the company’s “coherent growth” strategy focuses on developing and expanding its professional customer base in both adjacent markets, additional geographies and other areas, including in critical industries, where the cost and penalties for failure can be high. In addition to its coherent growth strategy, Snap-on is committed to its “Value Creation Processes” – a set of strategic principles and processes designed to create value and employed in the areas of (i) safety; (ii) quality; (iii) customer connection; (iv) innovation; and (v) rapid continuous improvement (“RCI”).

Snap-on’s primary customer segments include: (i) commercial and industrial customers, including professionals in critical industries and emerging markets; (ii) professional technicians who purchase products through the company’s worldwide mobile tool distribution network; and (iii) other professional customers related to vehicle repair, including owners and managers of independent and original equipment manufacturer (“OEM”) dealership service and repair shops. Snap-on’s Financial Services customer segment offers financing options that include (i) loans to franchisees’ customers and Snap-on’s industrial and other customers for the purchase or lease of tools, equipment and diagnostics products on an extended term payment plan; and (ii) business loans and vehicle leases to franchisees.

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving automotive service technicians through the company’s worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers, primarily owners and managers of independent repair shops and OEM dealership service and repair shops, through direct and distributor channels. Financial Services consists of the business operations of Snap-on Credit LLC (“SOC”), the company’s wholly-owned financial services business in the United States, and Snap-on’s other wholly-owned finance subsidiaries in those international markets where Snap-on has franchise operations. See Note 17 to the Consolidated Financial Statements for information on business segments and foreign operations.

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

4	SNAP-ON INCORPORATED

the SEC’s web site at www.sec.gov. The SEC’s Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling 1-800-732-0330. In addition, Snap-on’s (i) charters for the Audit, Corporate Governance and Nominating, and Organization and Executive Compensation committees of the company’s Board of Directors; (ii) Corporate Governance Guidelines; and (iii) Code of Business Conduct and Ethics are available on Snap-on’s web site. Snap-on will also post any amendments to these documents, or information about any waivers granted to directors or executive officers with respect to the Code of Business Conduct and Ethics, on the company’s web site at www.snapon.com.

Products and Services

Tools, Diagnostics and Repair Information, and Equipment

Snap-on offers a broad line of products and complementary services that are grouped into three product categories: (i) tools; (ii) diagnostics and repair information; and (iii) equipment. Further product line information is not presented as it is not practicable to do so. The following table shows the consolidated net sales of these product categories for the last three years:

	Net Sales
(Amounts in millions)	2011	2010	2009
Product Category:
Tools	$1,667.3	$1,545.1	$1,311.3
Diagnostics and repair information	613.7	563.3	556.5
Equipment	573.2	510.8	494.7

	$2,854.2	$2,619.2	$2,362.5

The tools product category includes hand tools, power tools and tool storage products. Hand tools include wrenches, sockets, ratchet wrenches, pliers, screwdrivers, punches and chisels, saws and cutting tools, pruning tools, torque measuring instruments and other similar products. Power tools include cordless (battery), pneumatic (air), hydraulic, and corded (electric) tools such as impact wrenches, ratchets, chisels, drills, sanders, polishers and similar products. Tool storage includes tool chests, roll cabinets, tool control systems and other similar products. The majority of products are manufactured by Snap-on and, in completing the product offering, other items are purchased from external manufacturers.

The diagnostics and repair information product category includes handheld and PC-based diagnostics products, service and repair information products, diagnostic software solutions, electronic parts catalogs, business management systems and services, point-of-sale systems, integrated systems for vehicle service shops, OEM purchasing facilitation services, and warranty management systems and analytics to help OEM dealership service and repair shops manage and track performance.

The equipment product category includes solutions for the diagnosis and service of vehicles and industrial equipment. Products include wheel alignment equipment, wheel balancers, tire changers, vehicle lifts, test lane systems, collision repair equipment, air conditioning service equipment, brake service equipment, fluid exchange equipment, transmission troubleshooting equipment, safety testing equipment, battery chargers and hoists.

Snap-on supports the sale of its diagnostics and vehicle service shop equipment by offering training programs as well as after sales support for its customers, primarily focusing on the technologies and the application of specific products developed and marketed by Snap-on.

2011 ANNUAL REPORT	5

Products are marketed under a number of brand names and trademarks, many of which are well known in the vehicle service and industrial markets served. Some of the major trade names and trademarks and the products and services with which they are associated include the following:

Names	Products and Services

Snap-on	Hand tools, power tools, tool storage products, diagnostics, certain equipment and related accessories, mobile tool stores, web sites, electronic parts catalogs, warranty analytics solutions, business management systems and services, OEM specialty tools and equipment development and distribution, and OEM facilitation services

ATI	Aircraft hand tools and machine tools

BAHCO	Saw blades, cutting tools, pruning tools, hand tools, power tools, tool storage and diagnostics

Blackhawk	Collision repair equipment

Blue-Point	Hand tools, power tools, tool storage units, diagnostics, certain equipment and related accessories

Cartec	Safety testing, brake testers, test lane equipment, dynamo-meters, suspension testers, emission testers and other equipment

CDI	Torque tools

Fish and Hook	Hand tools and machine tools

Hofmann	Wheel balancers, lifts, tire changers, wheel aligners, brake testers and test lane equipment

Irimo	Saw blades, cutting tools, hand tools, power tools and tool storage

John Bean	Wheel balancers, lifts, tire changers, wheel aligners, brake testers and test lane equipment

Lindström	Hand tools

Mitchell 1	Service information, shop management systems and business services

Sandflex	Hacksaw blades, band saws, saw blades, hole saws and reciprocating saw blades

ShopKey	Repair and service information, shop management systems and business services

Sioux	Power tools

Sun	Diagnostic and service equipment

Williams	Hand tools

Financial Services

Snap-on also generates revenue from various financing activities that include (i) loans to franchisees’ customers and the company’s industrial and other customers for the purchase or lease of tools, equipment and diagnostics products on an extended term payment plan; and (ii) business loans and vehicle leases to franchisees. The decision to finance through Snap-on or another financing entity is solely at the customer’s election. When assessing customers for potential financing, Snap-on considers various factors including financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.

United States

In the United States, Snap-on offers financing through SOC. Since the termination of the financial services operating agreement with CIT Group Inc. (“CIT”) on July 16, 2009, Snap-on has been providing financing for the majority of new contracts originated by SOC. Financing revenue from new contract originations owned and serviced by SOC, is recognized by SOC over the life of the contracts, with interest computed on the average daily balances of the underlying contracts.

From 1999 until July 2009, CIT had been the exclusive purchaser of the financing contracts originated by SOC in the United States. Snap-on recorded gains on the sale of the originated contracts as financial services revenue at the time the contracts were sold to CIT. For contracts sold to CIT prior to July 2009, SOC continues to service the contracts for a servicing fee, with such revenue recognized over the remaining contractual term of the loans.

6	SNAP-ON INCORPORATED

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

Snap-on provides innovative tool, equipment and business solutions, as well as technical sales support and training, to meet technicians’ evolving needs. Snap-on’s mobile tool van distribution system offers technicians the convenience of purchasing quality tools at their place of business with minimal disruption of their work routine. Snap-on also provides owners and managers of shops, where technicians work, with tools, diagnostics equipment, repair and service information, including electronic parts catalogs and shop management products. Snap-on’s OEM facilitation business provides OEMs with products and services including tools, consulting and facilitation services, which include product procurement, distribution and administrative support to customers for their dealership equipment programs.

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

Industrial Sector

Snap-on markets its products and services globally to a broad cross-section of commercial and industrial customers, including maintenance and repair operations; manufacturing and assembly facilities; various government agencies, facilities and operations, including military operations; vocational and technical schools; aerospace and aviation; OEM and service and repair customers; oil and gas developers; mining operations; energy and power generation equipment fabricators and operators; agriculture; infrastructure construction companies; and other customers that require instrumentation, service tools and/or equipment for their product and business needs.

The industrial sector for Snap-on has achieved growth in recent years by providing value-added products and services to an increasingly expanding global base of customers in critical industries, particularly those in the market segments of natural resources, aerospace, government and education. Through its experienced and dispersed sales organization, industrial “solutioneers” develop unique and highly valued productivity solutions for customers worldwide that leverage Snap-on’s product, service and development capabilities.

Major challenges in the industrial sector include a highly competitive, cost-conscious environment, and a trend toward customers making many of their tool and equipment purchases through one integrated supplier. Snap-on believes it is a meaningful participant in the market sector for industrial tools and equipment.

2011 ANNUAL REPORT	7

Distribution Channels

Snap-on serves customers primarily through the following channels of distribution: (i) the mobile van channel; (ii) company direct sales; (iii) distributors; and (iv) e-commerce. The following discussion summarizes Snap-on’s general approach for each channel, and is not intended to be all-inclusive.

Mobile Van Channel

In the United States, a significant portion of sales to the vehicle service and repair sector are conducted through Snap-on’s mobile franchise van channel. Snap-on’s franchisees primarily serve vehicle service technicians and vehicle service shop owners, generally providing weekly contact at the customer’s place of business. Franchisees’ sales are concentrated in hand and power tools, tool storage products and shop equipment, and diagnostics and repair information products, which can easily be transported in a van and demonstrated during a brief sales call. Franchisees purchase Snap-on’s products at a discount from suggested list prices and resell them at prices established by the franchisee. U.S. franchisees are provided a list of places of business that serves as the basis of the franchisee’s sales route.

Snap-on also offers an option termed the “Gateway Program” to potential U.S. franchisees, including those that do not meet the standard franchise qualification requirements. Gateway Program participants have less upfront investment and are provided an initial base level of consigned inventory from Snap-on to assist them in gaining experience and building equity toward the future purchase of a standard franchise. Snap-on also provides certain franchisees the opportunity to add vans to their franchise or to add a limited number of additional franchises. Snap-on charges nominal initial and ongoing monthly franchise fees. Since 1991, written franchise agreements have been entered into with all new U.S. franchisees and most pre-1991 independent franchisees. As of 2011 year end there were 3,177 vans operated by U.S. franchisees (approximately 97%) with written franchise agreements, or individuals employed by such franchisees, as compared with 3,159 vans (approximately 96%) as of 2010 year end.

In addition to its mobile van channel in the United States, Snap-on has replicated its U.S. franchise van distribution model in certain other countries including Australia, Canada, Germany, Japan, the United Kingdom, the Netherlands, South Africa, New Zealand, Belgium and Ireland. In many of these markets, as in the United States, purchase decisions are generally made or influenced by professional vehicle service technicians and shop owners and managers. As of 2011 year end, Snap-on’s worldwide mobile van count was approximately 4,800, including approximately 3,500 vans in the United States.

Through SOC, financing is available to U.S. franchisees, including financing for van and truck leases, working capital loans, and loans to enable new franchisees to fund the purchase of the franchise. In many international markets, Snap-on offers a variety of financing options to its franchisees and/or customer networks through its wholly-owned international finance subsidiaries. The decision to finance through Snap-on or another financing entity is solely at the customer’s election.

Snap-on supports its franchisees with a field organization of regional offices, franchise performance teams, Diagnostic Sales Developers (“DSDs”), customer care centers and distribution centers. Snap-on also provides sales and business training, and marketing and product promotion programs, as well as customer and franchisee financing programs through SOC and the company’s international finance subsidiaries, all of which are designed to strengthen franchisee sales. In North America, the United States National Franchise Advisory Council and the Canadian National Franchise Advisory Council, both of which are composed primarily of franchisees that are elected by franchisees, assist Snap-on in identifying and implementing enhancements to the franchise program.

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

Snap-on also has a company-owned van program in the United States that is designed to (i) provide another pool of potential franchisees and field organization personnel; (ii) service customers in select new and/or open routes not currently serviced by franchisees; and (iii) allow Snap-on to pilot new sales and promotional ideas prior to introducing them to franchisees. As of 2011 year end, company-owned vans comprised approximately 6% of the total U.S. van population; Snap-on may elect to increase or reduce the number of company-owned vans in the future.

8	SNAP-ON INCORPORATED

Company Direct Sales

A significant proportion of shop equipment sales in the United States under the John Bean and Blackhawk brands, diagnostic products under the Snap-on brand and information products under the Mitchell 1 brand are made by direct and independent sales forces that have responsibility for national and other accounts. As the vehicle service and repair sector consolidates (with more business conducted by national chains and franchised service centers), Snap-on believes these larger organizations can be serviced most effectively by sales people who can demonstrate and sell the full line of equipment and diagnostic products and services. Snap-on also sells these products and services directly to OEMs and their franchised dealers.

Snap-on brand tools and equipment are marketed to industrial and governmental customers in the United States through both industrial sales representatives, who are employees, and independent industrial distributors. In most markets outside the United States, industrial sales are conducted through independent distributors. The sales representatives focus on industrial customers whose main purchase criteria are quality and service. As of 2011 year end, Snap-on had industrial sales representatives in the United States (including Puerto Rico), Australia, Canada, Japan, Mexico and some European, Asian, Latin American and Middle Eastern countries, with the United States representing the majority of Snap-on’s total industrial sales.

Snap-on also sells software, services and solutions to the automotive, power equipment and sports segments. Products and services are marketed to targeted groups, including OEMs and their dealerships and individual repair shops. To effectively reach OEMs, such as General Motors Company, Daimler AG, Ford Motor Company, Chrysler Group LLC, Toyota Motor Corporation, John Deere (Deere & Company), CNH Global N.V., JC Bamford Excavators Ltd. (JCB), and Yamaha Corporation, Snap-on has deployed focused business teams globally.

Distributors

Sales of certain tools and equipment are made through independent distributors who purchase the items from Snap-on and resell them to end users. Hand tools under the BAHCO, Fish and Hook, and Lindström brands and trade names, for example, are sold through distributors in Europe, North and South America, Asia and certain other parts of the world. Wheel service and other vehicle service equipment are sold through distributors primarily under brands including Hofmann, John Bean, Cartec and Blackhawk. Diagnostics and equipment are marketed through distributors in South America and Asia, and through both a direct sales force and distributors in Europe under the Snap-on, Sun, BAHCO and Blue-Point brands.

E-commerce

Snap-on’s e-commerce development initiatives allow Snap-on to combine the capabilities of the internet with Snap-on’s existing brand sales and distribution strengths to reach new and under-served customer segments. Snap-on offers current and prospective customers online, around-the-clock access to research and purchase products through its public internet web site at www.snapon.com. The site features an online catalog containing nearly 15,000 products, including Snap-on hand tools, power tools, tool storage units and diagnostic equipment available to consumers and professionals in the United States, the United Kingdom, Canada and Australia. As of 2011 year end, Snap-on had more than 730,000 registered users, including approximately 48,000 industrial accounts. E-commerce and certain other system enhancement initiatives are designed to improve productivity and further leverage the one-on-one relationships and service Snap-on has with its current and prospective customers. Through business-to-business and business-to-consumer capabilities, Snap-on and its franchisees are enhancing communications with customers on a real-time, 24 hour, 7 day a week basis.

Competition

Snap-on competes on the basis of its product quality and performance, product line breadth and depth, service, brand awareness and imagery, and technological innovation. While no single company competes with Snap-on across all of its product lines and distribution channels, various companies compete in one or more product categories and/or distribution channels.

Snap-on believes it is a leading manufacturer and distributor of professional tools, tool storage, diagnostics, equipment, repair software and solutions, offering a broad line of these products to both vehicle service and industrial marketplaces. Various competitors target and sell to professional technicians in the automotive service and repair sector through the mobile van channel; Snap-on also competes with companies that sell tools and equipment to automotive technicians through retail stores and online, auto parts supply outlets, and tool supply warehouses/distributorships. Within the power

2011 ANNUAL REPORT	9

tools category and the industrial sectors, Snap-on has various other competitors, including companies with offerings that overlap with other areas discussed herein. Major competitors selling diagnostics, shop equipment and information to automotive dealerships and independent repair shops include OEMs and their proprietary electronic parts catalog, diagnostic and information systems, as well as other companies that offer products serving this sector.

Raw Materials and Purchased Product

Snap-on’s supply of raw materials and purchased components are generally and readily available from numerous suppliers. Snap-on believes it has secured an ample supply of both bar and coil steel for the near future to ensure stable supply to meet material demands. The company does not currently anticipate experiencing any significant impact in 2012 from steel pricing or availability issues.

Patents, Trademarks and Other Intellectual Property

Snap-on vigorously pursues and relies on patent protection to protect its intellectual property and its position in its markets. As of 2011 year end, Snap-on and its subsidiaries held over 700 active and pending patents in the United States and over 1,300 active and pending patents outside of the United States. Sales relating to any single patent did not represent a material portion of Snap-on’s revenues in any of the last three years.

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

Employees

Snap-on employed approximately 11,500 people at the end of January 2012; Snap-on employed approximately 11,300 people at the end of January 2011.

10	SNAP-ON INCORPORATED

Approximately 2,900 employees, or 25% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. Approximately 1,000 employees are covered under agreements expiring in 2012. In recent years, Snap-on has not experienced any significant work slow-downs, stoppages or other labor disruptions.

The number of covered union employees whose contracts expire within the next five years approximates 1,000 employees in 2012; 1,050 employees in 2013; and 600 employees in 2014. There are no contracts currently scheduled to expire in 2015 or 2016.

There can be no assurance that future contracts with Snap-on’s unions will be renegotiated upon terms acceptable to Snap-on.

Working Capital

Most of Snap-on’s businesses are not seasonal and their inventory needs are relatively constant. Snap-on did not have a significant backlog of orders at 2011 year end. Since July 2009, Snap-on has been using its working capital to fund, in part, the growth of the on-book receivables originated by SOC.

Snap-on’s liquidity and capital resources and use of working capital are discussed herein in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of 2011 year end, neither Snap-on nor any of its segments depend on any single customer, small group of customers or government for any material part of its revenues; prior to July 2009, Snap-on’s Financial Services segment depended on CIT for more than 10% of its revenues.

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

We, our franchisees and our customers, may continue to be adversely affected by challenging economic conditions, including conditions that may particularly affect specific regions, such as the sovereign debt crisis in Europe. These conditions may result in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business, as well as consumer, spending. We, our franchisees and our customers, and the economy as a whole, also may be affected by future world or local events outside our control, such as acts of terrorism, developments in the war on terrorism, conflicts in international situations and natural disasters. These factors may affect our results of operations by reducing our sales, margins and/or net income as a result of a slowdown in customer orders or order cancellations, impact the availability of raw materials and/or the supply chain, and could potentially lead to future impairment of our intangible assets. In addition, political and social turmoil related to international conflicts and terrorist acts may put pressure on economic conditions abroad. Unstable political, social and economic conditions may make it difficult for our franchisees, customers, suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition, results of operations and cash flow could be negatively affected.

Raw material and energy price fluctuations and shortages (including steel and various fuel sources) could adversely affect the ability to obtain needed manufacturing materials and could adversely affect our results of operations.

The principal raw material used in the manufacture of our products is steel, which we purchase in competitive, price-sensitive markets. To meet Snap-on’s high quality standards, our steel needs range from specialized alloys, which are available only from a limited group of approved suppliers, to commodity types of alloys. These raw materials have historically exhibited price and demand fluctuations of a cyclical nature. Some of these materials have been, and in the future may be, in short supply, particularly in the event of a general economic recovery, mill shut downs or production cut backs. As some steel alloys require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative manufacturer on short notice. Additionally, unexpected price increases for other raw materials could result in higher prices to our customers or an erosion of the margins on our products.

2011 ANNUAL REPORT	11

We believe our ability to sell our products is also dependent on the number of vehicles on the road, the number of miles driven and the general aging of vehicles. These factors affect the frequency, type and amount of service and repair performed on vehicles by technicians, and therefore affect the demand for the number of technicians, the prosperity of the technicians and, subsequently, the demand technicians have for our tools, other products and services, and the value technicians place on those products and services. To the extent that the prices of gasoline and other petroleum-based fuels increase, as they have at times in recent years, consumers may turn to other methods of transportation, including more frequent use of public transportation, which could result in a decrease in the use of privately operated vehicles. A decrease in the use of privately operated vehicles may lead to fewer repairs and less demand for our products.

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

Industry and economic conditions have the potential to weaken the financial position of some of our customers. If circumstances surrounding our customers’ ability to repay their credit obligations were to deteriorate and result in the write-down or write-off of such receivables, it would negatively affect our operating results for the period in which they occur and, if large, could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Regulatory changes related to financial services operations could adversely affect operating results and financial condition.

Financial services businesses of all kinds are subject to increasing regulation. In addition to potentially increasing the costs of doing business, new laws and regulations, or changes to existing laws and regulations, as well as the enforcement thereof, may affect the relationships between creditors and debtors, inhibit the rights of creditors to collect amounts owed to them, or limit the types of financial products or services offered, any or all of which could have a material adverse effect on our financial condition, results of operations and cash flow.

New and stricter legislation and regulations may affect our business and results of operations.

Increased legislative and regulatory activity and burdens, and a more stringent manner in which they are applied (particularly in the United States), could significantly impact our business and the economy as a whole. For example, the Affordable Care Act (“Act”), which was enacted in March 2010 and is being phased in over the next several years, significantly affects the provision of both health care services and benefits in the United States; this Act may impact our cost of providing our employees and retirees with health insurance and/or benefits and may also impact various other aspects of our business. Also, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may affect, among other matters, our financial services businesses by requiring changes in the way in which we provide credit or by otherwise increasing the expenses of that operation, as well as the costs related to corporate governance, sourcing compliance, disclosures and general securities law compliance.

These developments, and other potential future legislation and regulations, as well as the increasingly strict regulatory environment, may also adversely affect the customers to which, and the markets into which, we sell our products, and increase our costs and otherwise negatively affect our business, financial condition or results of operations, including in ways that cannot yet be foreseen.

The performance of Snap-on’s mobile van tool distribution business depends on the success of its franchisees.

Approximately 39% of our 2011 revenues were generated by the Snap-on Tools Group, which consists of Snap-on’s business operations serving the worldwide van channel. Except in limited circumstances, each of our mobile tool vans is operated by a franchisee pursuant to a franchise agreement. Snap-on’s success is dependent on its relationships with franchisees, individually and collectively, as they are the primary sales and service link between the company and vehicle service and repair technicians, who are an important class of end users for Snap-on’s products and services. If our franchisees are not successful, or if we do not maintain an effective relationship with our franchisees, the delivery of products, the collection of receivables and/or our relationship with end users could be adversely affected and thereby negatively impact our business, financial condition, results of operations and cash flow.

12	SNAP-ON INCORPORATED

In addition, if we are unable to maintain effective relationships with franchisees, Snap-on or the franchisees may choose to terminate the relationship, which may result in (i) open routes, in which end-user customers are not provided reliable service; (ii) litigation resulting from termination; (iii) reduced collections or increased write-offs of franchisee receivables owed to Snap-on; and/or (iv) reduced collections or increased write-offs of extended credit contracts and, to a lesser extent, lease contracts that are collected by franchisees on behalf of SOC. As Snap-on has approximately 4,800 vans worldwide, the majority of which are operated by franchisees or individuals employed by franchisees and are governed by contracts, litigation can result from the termination of these relationships.

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

Increasing our financial leverage could affect our operations and profitability.

In recent years, we have increased our use of borrowed funds primarily to fund the receivables of SOC. The company’s increased leverage may affect both our availability of additional capital resources in the future, as well as our operations in several ways, including:

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

Snap-on sponsors various defined benefit pension plans (“pension plans”). The assets of the pension plans are broadly diversified in an attempt to mitigate the risk of a large loss. The assets are invested in equity securities, fixed income securities, real estate and other real assets, other alternative investments and cash. Required funding for the company’s domestic defined benefit pension plans is determined in accordance with guidelines set forth in the federal Employee Retirement Income Security Act (ERISA); foreign defined benefit pension plans are funded in accordance with local statutes or practice. Additional contributions to enhance the funded status of the pension plans can be made at the company’s discretion. However, there can be no assurance that the value of the pension plan assets, or the investment returns on those plan assets, will be sufficient to meet the future benefit obligations of such plans. In addition, during periods of adverse investment market conditions and declining interest rates, the company may be required to make additional cash contributions to the plans that could reduce our financial flexibility.

Our pension plan obligations are affected by changes in market interest rates. Significant fluctuations in market interest rates have added, and may further add, volatility to our pension plan obligations. In recent years, declining market interest rates have increased our pension plan obligations; if market interest rates continue to decline, our pension plan obligations will increase. While our plan assets are broadly diversified, there are inherent market risks associated with investments; if adverse market conditions occur, our plan assets could incur significant or material losses. Since we may need to make additional contributions to address an increase in obligations and/or a loss in plan assets, the combination of declining market interest rates and/or past or future plan asset investment losses could adversely impact our financial position, results of operations and cash flow.

2011 ANNUAL REPORT	13

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

An integral component of our business and profitability is our ability to offer competitive financing alternatives to end-user customers and franchisees. Since July 2009, Snap-on has been providing the resources for the majority of this financing at SOC. As a result, we are more dependent upon our ability to obtain capital resources or other financing on terms that we believe are attractive to support SOC’s on-book receivables. The lack of our ability to obtain capital resources or financing, whether resulting from the state of the financial markets, our own operating performance, or other factors, would negatively affect our operating results and financial condition. Adverse fluctuations in interest rates and/or our ability to provide competitive financing programs for other reasons could also have an adverse impact on our revenue and profitability.

The steps taken to restructure operations, rationalize operating footprint, lower operating expenses and achieve greater efficiencies in the supply chain could disrupt business.

We have taken steps in the past, and expect to take additional steps in 2012, intended to improve customer service and to drive further efficiencies and reduce costs, some of which could be disruptive to our business. These actions, collectively across our operating groups, are focused on the following:

•	Continuing to invest in initiatives focused on building a strong sales and operating presence in emerging growth markets;
•	Continuing to enhance service and value to our franchisees and customers;
•	Continuing to implement efficiency and productivity (collectively “Rapid Continuous Improvement” or “RCI”) initiatives throughout the organization to drive further efficiencies and reduce costs;
•	Continuing on the company’s existing path to improve and transform global manufacturing and the supply chain into a market-demand-based replenishment system, with lower costs;
•	Continuing to invest in developing and marketing new, innovative, higher-value-added products and advanced technologies;
•	Extending our products and services into additional and/or adjacent markets or to new customers; and
•	Continuing to provide financing for, and grow our portfolio of, on-book receivables within our financial services businesses.

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

In addition, future reductions to headcount and other cost reduction measures may result in the loss of technical expertise that could adversely affect our research and development efforts and ability to meet product development schedules. Efforts to reduce components of expense could result in the recording of charges for inventory and technology-related write-offs, workforce reduction costs or other charges relating to the consolidation or closure of facilities. If we were to incur a substantial charge to further these efforts, our earnings per share would be adversely affected in such period. If we are unable to effectively manage our cost reduction and restructuring efforts, our business, financial condition, results of operations and cash flow could be negatively affected.

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

Information technology infrastructure and security are critical to supporting business objectives; failure of our information technology infrastructure to operate effectively could adversely affect our business.

We depend heavily on information technology infrastructure to achieve our business objectives. If a problem occurs that impairs or compromises this infrastructure, including due to security breaches or malicious attacks, or during systems upgrades and/or new systems implementations, the resulting disruption could impede our ability to record or process orders, manufacture and ship in a timely manner, protect sensitive data of the company, our customers, our suppliers and business partners, or otherwise carry on business in the normal course. Any such events could cause us to lose customers and/or revenue and could require us to incur significant expense to remediate, including as a result of legal claims or proceedings.

2011 ANNUAL REPORT	15

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

The recognition of impairment charges on goodwill or other intangible assets would adversely impact our future financial position and results of operations.

We have a substantial amount of goodwill and purchased intangible assets, almost all of which are booked in the Commercial & Industrial and Repair Systems & Information Groups. We are required to perform impairment tests on our goodwill and other intangibles annually or at any time when events occur that could impact the value of our business segments. Our determination of whether impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes in circumstances, such as significant and long-term adverse changes in business climate, including in Europe, adverse actions by regulators, unanticipated competition, loss of key customers, including large customers associated with the automotive industry, and/or changes in technology or markets, could require a provision for impairment in a future period that could substantially impact our reported earnings and reduce our consolidated net worth and shareholders’ equity. Should the economic environment in these markets deteriorate, our results of operations and financial position could be materially impacted, including as a result of the effects of potential impairment write-downs of goodwill and/or other intangible assets related to these businesses.

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

Approximately 41% of our revenues in 2011 were generated outside of the United States. Future growth rates and success of our business depends in large part on continued growth in our non-U.S. operations, including growth in emerging markets and critical industries. Numerous risks and uncertainties affect our non-U.S. operations. These risks and uncertainties include political, economic and social instability, such as acts of war, civil disturbance or acts of terrorism, local labor conditions, changes in government policies and regulations, including imposition or increases in withholding and other taxes on remittances and other payments by international subsidiaries, currency instability, transportation delays or interruptions, sovereign debt uncertainties and difficulties in enforcement of contract and intellectual property rights. Should the economic environment in our non-U.S. markets deteriorate from current levels, including as a result of the effects of potential impairment write-downs of goodwill and/or other intangible assets related to these businesses, our results of operations and financial position could be materially impacted.

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

16	SNAP-ON INCORPORATED

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

From time to time we are subject to legal disputes that are being litigated and/or settled in the ordinary course of business. Disputes or future lawsuits could result in the diversion of management’s time and attention away from business operations. Additionally, negative developments with respect to legal disputes and the costs incurred in defending ourselves could have an adverse impact on the company. Adverse outcomes or settlements could also require us to pay damages, potentially in excess of amounts reserved, or incur liability for other remedies that could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

The pursuit of future growth through acquisitions, including participation in joint ventures, involves significant risks that could have a material adverse effect on our business, financial condition, results of operations and cash flow. These risks include:

•	Loss of the acquired businesses’ customers;
•	Inability to integrate successfully the acquired businesses’ operations;
•	Inability to coordinate management and integrate and retain employees of the acquired businesses;
•	Difficulties in implementing and maintaining consistent standards, controls, procedures, policies and information systems;
•	Failure to realize anticipated synergies, economies of scale or other anticipated benefits, or to maintain operating margins;
•	Strain on our personnel, systems and resources, and diversion of attention from other priorities;
•	Incurrence of additional debt and related interest expense;

2011 ANNUAL REPORT	17

•	The dilutive effect of the issuance of additional equity securities;
•	Unforeseen or contingent liabilities of the acquired businesses; and
•	Large write-offs or write-downs, or the impairment of goodwill or other intangible assets.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Snap-on maintains leased and owned manufacturing, warehouse, distribution, research and development and office facilities throughout the world. Snap-on believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand. Snap-on’s facilities in the United States occupy approximately 3.1 million square feet, of which 78% is owned, including its corporate and general office facility located in Kenosha, Wisconsin. Snap-on’s facilities outside the United States occupy approximately 4.4 million square feet, of which approximately 74% is owned. Certain Snap-on facilities are leased through operating and capital lease agreements. See Note 15 to the Consolidated Financial Statements for information on the company’s operating and capital leases. Snap-on management continually monitors the company’s capacity needs and makes adjustments as dictated by market and other conditions.

18	SNAP-ON INCORPORATED

The following table provides information about our corporate headquarters, financial services operations and each of Snap-on’s principal manufacturing locations and distribution centers (exceeding 50,000 square feet) as of 2011 year end:

Location	Type of Property	Owned/Leased	Segment*
U.S. Locations:
Elkmont, Alabama	Manufacturing	Owned	SOT
Conway, Arkansas	Manufacturing	Owned	RS&I
City of Industry, California	Manufacturing	Leased	C&I
Poway, California	Manufacturing and distribution	Leased	RS&I
San Jose, California	Manufacturing	Leased	RS&I
Columbus, Georgia	Distribution	Owned	C&I
Crystal Lake, Illinois	Distribution	Owned	SOT
Libertyville, Illinois	Financial services operations	Leased	FS
Algona, Iowa	Manufacturing and distribution	Owned	SOT
Olive Branch, Mississippi	Distribution	Owned	SOT
Carson City, Nevada	Distribution	Owned and Leased	SOT
Murphy, North Carolina	Manufacturing and distribution	Owned	C&I
Richfield, Ohio	Manufacturing and distribution	Owned	RS&I
Robesonia, Pennsylvania	Distribution	Owned	SOT
Elizabethton, Tennessee	Manufacturing	Owned	SOT
Kenosha, Wisconsin	Distribution and corporate	Owned	SOT, C&I, RS&I
Milwaukee, Wisconsin	Manufacturing	Owned	SOT

Non-U.S. Locations:
Santo Tome, Argentina	Manufacturing	Owned	C&I
New South Wales, Australia	Distribution	Leased	SOT
Minsk, Belarus	Manufacturing	Owned	C&I
Santa Barbara D’oeste, Brazil	Manufacturing and distribution	Owned	RS&I
Mississauga, Canada	Manufacturing	Leased	RS&I
Kunshan, China	Manufacturing	Owned	C&I
Xiaoshan, China	Manufacturing	Owned	C&I
Bramley, England	Manufacturing	Leased	C&I
Kettering, England	Distribution	Owned	SOT, C&I
Sopron, Hungary	Manufacturing	Owned	RS&I
Correggio, Italy	Manufacturing	Owned	RS&I
Tokyo, Japan	Distribution	Leased	C&I
Helmond, the Netherlands	Distribution	Owned	C&I
Vila do Conde, Portugal	Manufacturing	Owned	C&I
Irun, Spain	Manufacturing	Owned	C&I
Placencia, Spain	Manufacturing	Owned	C&I
Vitoria, Spain	Manufacturing and distribution	Owned	C&I
Bollnäs, Sweden	Manufacturing	Owned	C&I
Edsbyn, Sweden	Manufacturing	Owned	C&I
Lidköping, Sweden	Manufacturing	Owned	C&I
Sandviken, Sweden	Distribution	Leased	C&I

*	Segment abbreviations:

C&I – Commercial & Industrial Group

SOT – Snap-on Tools Group

RS&I – Repair Systems & Information Group

FS – Financial Services

In April 2011, Snap-on closed its Newmarket, Canada, tool storage manufacturing facility and consolidated its North American tool storage operations into its Algona, Iowa, tool storage facility; the Newmarket facility is currently for sale.

2011 ANNUAL REPORT	19

Item 3: Legal Proceedings

See Note 15 to the Consolidated Financial Statements for information on legal proceedings.

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these other legal matters, management believes that the results of these other legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flow.

Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Snap-on had 58,224,952 shares of common stock outstanding as of 2011 year end. Snap-on’s stock is listed on the New York Stock Exchange under the ticker symbol “SNA.” At February 10, 2012, there were 6,191 registered holders of Snap-on common stock.

Snap-on’s common stock high and low prices, as of the close of trading, for the last two years by quarter were as follows:

	Common Stock High/Low Prices
	2011		2010
Quarter	High	Low	High	Low
First	$61.28	$55.03	$44.90	$40.12
Second	63.63	55.39	49.54	40.36
Third	64.09	44.40	46.92	39.88
Fourth	56.06	42.45	57.39	46.30

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. On November 4, 2011, the company announced that its Board of Directors (“Board”) increased the quarterly cash dividend from $0.32 per share to $0.34 per share, beginning with the dividend payable in the fourth quarter. Quarterly dividends in 2011 were $0.34 per share in the fourth quarter and $0.32 per share in the first three quarters ($1.30 per share for the year). Quarterly dividends in 2010 were $0.32 per share in the fourth quarter and $0.30 per share in the first three quarters ($1.22 per share for the year). Quarterly dividends in 2009 were $0.30 per share ($1.20 per share for the year). Cash dividends paid in 2011, 2010 and 2009 totaled $76.7 million, $71.3 million and $69.0 million, respectively. Snap-on’s Board monitors and evaluates the company’s dividend practice quarterly and the Board may elect to increase, decrease or not pay a dividend on Snap-on common stock based upon the company’s financial condition, results of operations, cash requirements and future prospects of Snap-on and other factors deemed relevant by the Board.

See Note 13 to the Consolidated Financial Statements for information on securities authorized for issuance under equity compensation plans.

20	SNAP-ON INCORPORATED

The company did not repurchase any shares of its common stock during the fourth quarter of 2011. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. At 2011 year end, the approximate value of shares that may yet be purchased pursuant to three outstanding Board authorizations was $157.1 million. The three outstanding Board authorizations are described below:

•

In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $54.84, $48.05 and $50.62 per share of common stock as of the end of the fiscal 2011 months ended October 29, 2011, November 26, 2011, and December 31, 2011, respectively.

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

2011 ANNUAL REPORT	21

Five-year Stock Performance Graph

The graph below illustrates the cumulative total shareholder return on Snap-on Common Stock since December 31, 2006, assuming that dividends were reinvested. The graph compares Snap-on’s performance to that of the Standard & Poor’s 500 Stock Index (“S&P 500”) and a Peer Group.

Snap-on Incorporated Total Shareholder Return (1)

Fiscal Year Ended (2)	Snap-on Incorporated	Peer Group (3)	S&P 500
December 31, 2006	$100.00	$100.00	$100.00
December 31, 2007	103.54	121.54	105.49
December 31, 2008	86.20	79.46	66.46
December 31, 2009	96.03	102.35	84.05
December 31, 2010	132.10	136.84	96.71
December 31, 2011	121.03	133.69	98.75

(1)	Assumes $100 was invested on December 31, 2006, and that dividends were reinvested quarterly.
(2)	The company’s fiscal year ends on the Saturday that is on or nearest to December 31 of each year; the fiscal year end is assumed to be December 31 for ease of calculation.
(3)

The Peer Group consists of: Stanley Black & Decker, Inc., Cooper Industries plc., Danaher Corporation, Emerson Electric Co., Genuine Parts Company, Newell Rubbermaid Inc., Pentair, Inc., SPX Corporation, and W.W. Grainger, Inc. Fortune Brands, Inc., a previous member of the peer group, was removed because it recently separated into two publicly traded companies and comparable data is no longer available.

22	SNAP-ON INCORPORATED

Item 6: Selected Financial Data

The selected financial data presented below has been derived from, and should be read in conjunction with, the respective historical consolidated financial statements of the company, including the notes thereto, and “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Five-year Data
(Amounts in millions, except per share data)	2011	2010	2009	2008	2007
Results of Operations
Net sales	$2,854.2	$2,619.2	$2,362.5	$2,853.3	$2,841.2
Gross profit	1,337.9	1,211.1	1,057.6	1,284.6	1,266.6
Operating expenses	953.7	894.1	824.4	933.1	964.2
Operating earnings before financial services	384.2	317.0	233.2	351.5	302.4
Financial services revenue	124.3	62.3	58.3	81.4	63.0
Financial services expenses	51.4	47.9	40.8	44.1	40.6
Financial services – arbitration settlement gain	18.0	–	–	–	–
Operating earnings from financial services	90.9	14.4	17.5	37.3	22.4
Operating earnings	475.1	331.4	250.7	388.8	324.8
Interest expense	61.2	54.8	47.7	33.8	46.1
Earnings before income taxes and equity earnings	412.9	277.4	205.3	357.8	284.2
Income tax expense	133.7	87.6	62.7	117.8	92.5
Earnings before equity earnings	279.2	189.8	142.6	240.0	191.7
Equity earnings, net of tax	4.6	3.2	1.1	3.6	2.4
Net earnings from continuing operations	283.8	193.0	143.7	243.6	194.1
Income (loss) from discontinued operations, net of tax	–	–	–	–	(8.0)
Net earnings	283.8	193.0	143.7	243.6	186.1
Net earnings attributable to noncontrolling interests	(7.5)	(6.5)	(9.5)	(6.9)	(4.9)
Net earnings attributable to Snap-on Inc.	276.3	186.5	134.2	236.7	181.2

Financial Position
Cash and cash equivalents	$185.6	$572.2	$699.4	$115.8	$93.0
Trade and other accounts receivable – net	463.5	443.3	414.4	462.2	512.6
Finance receivables – net	277.2	215.3	122.3	37.1	42.5
Contract receivables – net	49.7	45.6	32.9	22.8	31.8
Inventories – net	386.4	329.4	274.7	359.2	322.4
Current assets	1,530.7	1,765.5	1,676.1	1,140.7	1,187.4
Property and equipment – net	352.9	344.0	347.8	327.8	304.8
Total assets	3,672.9	3,729.4	3,447.4	2,710.3	2,765.1
Notes payable and current maturities of long-term debt	16.2	216.0	164.7	12.0	15.9
Accounts payable	124.6	146.1	119.8	126.0	171.6
Current liabilities	583.8	881.1	739.9	547.5	639.2
Long-term debt	967.9	954.8	902.1	503.4	502.0
Total debt	984.1	1,170.8	1,066.8	515.4	517.9
Total shareholders’ equity attributable to Snap-on Inc.	1,530.9	1,388.5	1,290.0	1,186.5	1,280.1
Working capital	946.9	884.4	936.2	593.2	548.2

Common Share Summary
Average shares outstanding – diluted	58.7	58.4	57.9	58.1	58.6
Earnings per share (“EPS”), continuing operations:
Basic	$4.75	$3.22	$2.33	$4.12	$3.27
Diluted	4.71	3.19	2.32	4.07	3.23
Net EPS attributable to Snap-on Incorporated:
Basic	4.75	3.22	2.33	4.12	3.13
Diluted	4.71	3.19	2.32	4.07	3.09
Cash dividends paid per share	1.30	1.22	1.20	1.20	1.11
Shareholders’ equity per basic share	26.30	23.94	22.36	20.63	22.11
Fiscal year-end per share price	50.62	56.58	42.26	41.10	48.13

•

Snap-on terminated its financial services joint venture operating agreement with CIT in July 2009 and subsequently purchased CIT’s 50%-ownership interest in SOC for $8.1 million. Since July 2009, Snap-on has been providing financing for the majority of new contracts originated by SOC. New contracts originated by SOC are reflected as finance and contract receivables on the company’s balance sheet and the company is recording the interest yield on these receivables over the life of the contracts as financial services revenue. Previously, the company recorded gains on contracts sold to CIT as financial services revenue.

•	Snap-on recorded an $8.0 million net loss from the sale of its Sun Electric Systems business in 2007.

2011 ANNUAL REPORT	23

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

Unless otherwise indicated, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “fiscal 2011” or “2011” refer to the fiscal year ended December 31, 2011; references to “fiscal 2010” or “2010” refer to the fiscal year ended January 1, 2011; and references to “fiscal 2009” or “2009” refer to the fiscal year ended January 2, 2010. References to 2011, 2010 and 2009 year end refer to December 31, 2011, January 1, 2011, and January 2, 2010, respectively.

We believe our 2011 operating performance evidences significant and continued progress on our strategic priorities and ongoing benefits from our Snap-on Value Creation Processes – a set of strategic principles and processes designed to create value and employed in the areas of (i) safety; (ii) quality; (iii) customer connection; (iv) innovation; and (v) rapid continuous improvement. Considerable progress was made in 2011 in strengthening our business model, pursuing geographic and customer diversification and expanding our presence in emerging markets and critical industries. In 2011, we continued to invest in our most important strategic growth initiatives aimed at enhancing the franchisee network, expanding in the vehicle repair garage, extending in critical industries and building in emerging markets. Leveraging capabilities already demonstrated in the automotive repair arena, our “coherent growth” strategy focuses on developing and expanding our professional customer base in both adjacent markets, additional geographies and other areas, including in critical industries, where the cost and penalties for failure can be high.

Our global financial services operations continue to serve a significant strategic role in providing financing options for our franchisees, their customers, and customers in other parts of our business. Following the July 2009 termination of the financial services operating agreement with CIT Group Inc. (“CIT”), we have been steadily growing our on-book finance portfolio and providing financing for the majority of new loans originated by Snap-on Credit LLC (“SOC”). We expect that our financial services businesses, including both SOC and our other wholly-owned international finance subsidiaries, will continue to be meaningful contributors to our operating earnings. For additional information on SOC and CIT, see Notes 1, 2, 3 and 15 to the Consolidated Financial Statements.

Net sales of $2,854.2 million in 2011 increased $235.0 million, or 9.0%, from 2010 levels, with favorable foreign currency translation contributing $57.2 million of the increase. Operating earnings of $475.1 million in 2011 were up $143.7 million, or 43.4%, from 2010 levels, reflecting contributions from higher sales and improved operating margins, including as a result of ongoing efficiency and productivity (collectively, “Rapid Continuous Improvement” or “RCI”) initiatives and benefits from restructuring actions. The $143.7 million year-over-year operating earnings improvement also includes $76.5 million of higher earnings from financial services, including a previously disclosed $18.0 million arbitration settlement gain from the resolution of a dispute with CIT (discussed below). Net earnings attributable to Snap-on Incorporated in 2011 of $276.3 million, or $4.71 per diluted share, included $11.1 million after tax, or $0.19 per diluted share, associated with the $18.0 million arbitration settlement gain. In 2010, net earnings attributable to Snap-on Incorporated were $186.5 million, or $3.19 per diluted share.

In the Commercial & Industrial Group, segment net sales of $1,125.8 million in 2011 increased $77.6 million, or 7.4%, from 2010 levels. Excluding $30.6 million of favorable foreign currency translation, organic (excluding foreign currency translation effects) sales in 2011 increased $47.0 million, or 4.4%, as continued higher sales to a wide range of customers in emerging markets and critical industries were partially offset by expected lower sales to the military and ongoing weakness in Europe, particularly in the southern regions. Operating earnings of $123.4 million in 2011 increased $6.5 million, or 5.6%, from 2010 levels primarily due to higher sales and continued savings from RCI and restructuring initiatives. In 2011 and 2010, the Commercial & Industrial Group incurred $5.6 million and $5.2 million, respectively, of restructuring costs, primarily intended to improve the segment’s cost structure in Europe.

The Commercial & Industrial Group intends to build on the following strategic priorities in 2012:

•	Continuing to invest in emerging market growth initiatives, including in China, India and Eastern Europe;
•	Increasing market share by expanding our business with existing customers and by reaching new customers in critical industries and other market segments;
•	Continuing to invest in innovation that delivers an ongoing stream of productivity-enhancing solutions; and
•	Continuing to reduce structural and operating costs through RCI and restructuring initiatives.

In the Snap-on Tools Group, segment net sales of $1,153.4 million in 2011 increased $113.5 million, or 10.9%, from 2010 levels; excluding $16.0 million of favorable foreign currency translation, organic sales in 2011 increased $97.5

24	SNAP-ON INCORPORATED

million, or 9.2%, primarily due to continued higher sales in the company’s U.S. franchise operations. Operating earnings of $158.5 million in 2011 increased $44.5 million, or 39.0%, from 2010 levels primarily as a result of higher sales, benefits from sales volume leverage and savings from ongoing RCI and restructuring initiatives, including contributions from the 2011 consolidation of the company’s North American tool storage operations.

The Snap-on Tools Group made considerable progress in 2011 on its fundamental, strategic initiatives to strengthen the group and enhance franchisee profitability. In 2012, the Snap-on Tools Group intends to continue building on the progress made in 2011, with specific initiatives focused on the following:

•	Continuing to improve franchisee profitability, satisfaction and commercial health;
•	Developing new programs and products to expand market coverage and penetration;
•	Continuing to invest in new product innovation and development; and
•	Increasing operational flexibility in back office support functions, manufacturing and the supply chain through RCI initiatives and investment.

By focusing on these areas, we believe that Snap-on, as well as our franchisees, will have the opportunity to continue to serve more customers more effectively, more profitably and with improved satisfaction.

In the Repair Systems & Information Group, segment net sales of $920.6 million in 2011 increased $73.4 million, or 8.7%, from 2010 levels; excluding $13.3 million of favorable foreign currency translation, organic sales in 2011 increased $60.1 million, or 7.0%. The year-over-year sales increase is primarily due to higher essential tool and facilitation program sales to Original Equipment Manufacturer (“OEM”) dealerships and increased sales of equipment and diagnostics products to repair shop owners and managers in both the independent and OEM markets. Sales in 2011 also benefited from the further development and launch of new and enhanced diagnostics and information products, and the continued expansion of product functionality, content and product integration. Operating earnings of $184.7 million in 2011 increased $20.3 million, or 12.3%, from 2010 levels, primarily due to higher sales, benefits from sales volume leverage and savings from ongoing RCI initiatives.

The Repair Systems & Information Group intends to focus on the following strategic priorities in 2012:

•	Continuing software and hardware upgrades;
•	Expanding product range with new products and services;
•	Leveraging integration of software solutions;
•	Continuing productivity advancements through RCI initiatives and leveraging of resources; and
•	Increasing penetration in geographic markets, including emerging markets.

Financial Services revenue was $124.3 million in 2011 and $62.3 million in 2010; originations of $606.1 million in 2011 increased $67.9 million, or 12.6%, from 2010 levels. Since July 2009, Snap-on has been steadily growing its on-book finance portfolio and providing financing for the majority of new loans originated by SOC. As a result, full year 2011 operating earnings from financial services of $90.9 million, including an $18.0 million gain from the settlement of an arbitration matter with CIT, increased $76.5 million from $14.4 million last year.

Financial Services intends to focus on the following strategic priorities in 2012:

•	Delivering financial products and services that attract and sustain profitable franchisees and support Snap-on’s strategies for expanding market coverage and penetration;
•	Ensuring high quality in all of our financial products and processes through the use of RCI initiatives;
•	Developing additional financial products and services in the United Kingdom and Australia; and
•	Improving overall portfolio performance.

2011 ANNUAL REPORT	25

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows

Net cash provided by operating activities was $128.5 million in 2011 as compared to $140.4 million in 2010. The lower net cash provided by operating activities in 2011 was primarily due to the return of $89.8 million of cash withheld from CIT following the settlement of a dispute, and net changes in operating assets and liabilities as a result of higher sales and increased customer demand, including $88.3 million of higher trade, contract and other receivables and $60.9 million of increased inventories, partially offset by higher 2011 net earnings. Net cash provided by operating activities in both 2011 and 2010 included discretionary fourth-quarter cash contributions of $48.0 million to the company’s domestic pension plans. For additional information on the dispute and resulting settlement with CIT, see Notes 1 and 15 to the Consolidated Financial Statements.

Net cash used by investing activities of $219.6 million in 2011 included additions to, and collections of, finance receivables of $519.1 million and $356.9 million, respectively. Capital expenditures in 2011 of $61.2 million reflects continued spending to support the company’s strategic growth initiatives, including the expansion of manufacturing capabilities in lower-cost regions and emerging growth markets and the construction of a new engineering and research and development facility in Kunshan, China. Capital expenditures in 2011 also included investments, particularly in the United States, in new product, efficiency, safety and cost reduction initiatives, as well as investments in new production and machine tooling to enhance manufacturing operations, and ongoing replacements of manufacturing and distribution equipment. Capital expenditures in 2011 also included increased spending to enhance the company’s corporate headquarters and research and development facilities in Kenosha, Wisconsin.

Net cash used by financing activities of $293.7 million in 2011 primarily included the August 15, 2011 repayment of $200 million of unsecured 6.25% notes upon maturity with available cash and $76.7 million of dividend payments to shareholders. Net cash provided by financing activities of $34.8 million in 2010 primarily included $247.7 million of proceeds from the sale of $250 million of 4.25% unsecured long-term notes at a discount, partially offset by the January 2010 repayment of $150 million of floating rate debt upon maturity with available cash and $71.3 million of dividend payments to shareholders. Snap-on is using, and has used, the proceeds from the December 2010 notes issuance for general corporate purposes.

26	SNAP-ON INCORPORATED

Results of Operations

2011 vs. 2010

Results of operations for 2011 and 2010 are as follows:

(Amounts in millions)	2011		2010		Change
Net sales	$2,854.2	100.0%	$2,619.2	100.0%	$235.0	9.0%
Cost of goods sold	(1,516.3)	-53.1%	(1,408.1)	-53.8%	(108.2)	-7.7%

Gross profit	1,337.9	46.9%	1,211.1	46.2%	126.8	10.5%
Operating expenses	(953.7)	-33.4%	(894.1)	-34.1%	(59.6)	-6.7%

Operating earnings before financial services	384.2	13.5%	317.0	12.1%	67.2	21.2%

Financial services revenue	124.3	100.0%	62.3	100.0%	62.0	99.5%
Financial services expenses	(51.4)	-41.4%	(47.9)	-76.9%	(3.5)	-7.3%

Operating earnings from financial services before arbitration settlement	72.9	58.6%	14.4	23.1%	58.5	NM
Arbitration settlement	18.0	14.5%	–	–	18.0	NM

Operating earnings from financial services	90.9	73.1%	14.4	23.1%	76.5	NM

Operating earnings	475.1	16.0%	331.4	12.4%	143.7	43.4%
Interest expense	(61.2)	-2.1%	(54.8)	-2.0%	(6.4)	-11.7%
Other income (expense) – net	(1.0)	–	0.8	–	(1.8)	NM

Earnings before income taxes and equity earnings	412.9	13.9%	277.4	10.4%	135.5	48.8%
Income tax expense	(133.7)	-4.5%	(87.6)	-3.3%	(46.1)	-52.6%

Earnings before equity earnings	279.2	9.4%	189.8	7.1%	89.4	47.1%
Equity earnings, net of tax	4.6	0.1%	3.2	0.1%	1.4	43.8%

Net earnings	283.8	9.5%	193.0	7.2%	90.8	47.0%
Net earnings attributable to noncontrolling interests	(7.5)	-0.2%	(6.5)	-0.2%	(1.0)	-15.4%

Net earnings attributable to Snap-on Inc.	$276.3	9.3%	$186.5	7.0%	$89.8	48.2%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $2,854.2 million in 2011 increased $235.0 million, or 9.0%, from 2010 levels; excluding $57.2 million of favorable foreign currency translation, organic sales increased $177.8 million, or 6.6%, from 2010 levels. Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including foreign currency translation fluctuations.

Gross profit of $1,337.9 million in 2011 increased $126.8 million, or 10.5%, as compared to $1,211.1 million in 2010. As a percentage of sales, gross margin of 46.9% in 2011 improved 70 basis points (100 basis points equals 1.0 percent) from 46.2% last year primarily due to savings from ongoing RCI and other cost reduction actions, including benefits from restructuring (collectively, “RCI initiatives”), partially offset by inflationary and other cost increases. Restructuring costs included in gross profit totaled $7.6 million in 2011 as compared to $10.8 million last year.

Operating expenses of $953.7 million in 2011 increased $59.6 million, or 6.7%, as compared to $894.1 million in 2010. As a percentage of sales, operating expenses of 33.4% in 2011 improved 70 basis points from 34.1% last year primarily due to benefits from sales volume leverage and savings from ongoing RCI initiatives, partially offset by $12.2 million of

2011 ANNUAL REPORT	27

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

expected higher pension expense (largely due to the ongoing amortization of investment losses incurred in 2008 and the impact of declining discount rates) and higher performance-based incentive compensation expense. Restructuring costs included in operating expenses totaled $4.6 million in 2011 as compared to $3.4 million last year.

Operating earnings before financial services of $384.2 million in 2011 increased $67.2 million, or 21.2%, as compared to $317.0 million in 2010. As a percentage of sales, operating earnings before financial services of 13.5% in 2011 increased 140 basis points from 12.1% last year.

On May 5, 2011, Snap-on and CIT reached an amicable settlement of their previously disclosed dispute related to their former SOC joint venture and, in the second quarter of 2011, Snap-on recorded an $18.0 million pretax arbitration settlement gain ($11.1 million after tax, or $0.19 per diluted share) and paid $89.8 million of cash to CIT, representing $107.8 million of cash previously withheld net of the $18.0 million settlement. The $18.0 million arbitration settlement gain is included in “Operating earnings from financial services” on the accompanying Consolidated Statement of Earnings.

Operating earnings from financial services of $90.9 million in 2011, including the $18.0 million arbitration settlement gain, compares to operating earnings of $14.4 million in 2010. Operating earnings from financial services before arbitration settlement was $72.9 million on revenue of $124.3 million in 2011, as compared with operating earnings of $14.4 million on revenue of $62.3 million in 2010. The year-over-year increase in both revenue and operating earnings primarily reflects the planned growth in the company’s on-book finance portfolio. See Notes 1, 2, 3 and 15 to the Consolidated Financial Statements for further information on SOC.

Consolidated operating earnings of $475.1 million in 2011 increased $143.7 million, or 43.4%, from $331.4 million in 2010. The $143.7 million year-over-year increase includes $76.5 million of higher earnings from financial services (including the $18.0 million arbitration settlement gain mentioned above) and $10.9 million of favorable foreign currency effects. As a percentage of revenues (net sales plus financial services revenue), operating earnings in 2011 of 16.0% improved 360 basis points compared to 12.4% last year.

Interest expense of $61.2 million in 2011 increased $6.4 million from 2010 levels primarily due to higher average debt levels, partially offset by lower average interest rates. See Note 9 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was expense of $1.0 million in 2011 as compared to income of $0.8 million in 2010. Other income (expense) – net primarily includes interest income as well as hedging and currency exchange rate transaction gains and losses. See Note 16 to the Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 33.0% in 2011 and 32.3% in 2010. The effective income tax rate in 2010 reflects the favorable settlement of certain tax audits. See Note 8 to the Consolidated Financial Statements for further information on income taxes.

Snap-on acquired the remaining 40% interest in Snap-on Asia Manufacturing (Zhejiang) Co., Ltd. (“Xiaoshan”) (formerly known as Wanda Snap-on (Zhejiang) Co., Ltd.), the company’s tool manufacturing operation in Xiaoshan, China, in April 2010. Snap-on acquired the initial 60% interest in Xiaoshan in 2008. For segment reporting purposes, the results of operations and assets of Xiaoshan, which have been included in Snap-on’s consolidated financial statements since the 2008 acquisition date, are included in the Commercial & Industrial Group. The Xiaoshan acquisition is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions.

Net earnings attributable to Snap-on in 2011 of $276.3 million, or $4.71 per diluted share, included an $11.1 million, or $0.19 per diluted share, after-tax gain from the arbitration settlement with CIT. In 2010, net earnings attributable to Snap-on were $186.5 million, or $3.19 per diluted share.

Exit and Disposal Activities

Snap-on recorded costs of $12.2 million for exit and disposal activities in 2011 as compared to $14.2 million of such costs in 2010. See Note 7 to the Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

28	SNAP-ON INCORPORATED

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

Commercial & Industrial Group

(Amounts in millions)	2011		2010		Change
External net sales	$955.9	84.9%	$891.3	85.0%	$64.6	7.2%
Intersegment net sales	169.9	15.1%	156.9	15.0%	13.0	8.3%

Segment net sales	1,125.8	100.0%	1,048.2	100.0%	77.6	7.4%
Cost of goods sold	(710.6)	-63.1%	(662.7)	-63.2%	(47.9)	-7.2%

Gross profit	415.2	36.9%	385.5	36.8%	29.7	7.7%
Operating expenses	(291.8)	-25.9%	(268.6)	-25.6%	(23.2)	-8.6%

Segment operating earnings	$123.4	11.0%	$116.9	11.2%	$6.5	5.6%

Segment net sales of $1,125.8 million in 2011 increased $77.6 million, or 7.4%, from 2010 levels; excluding $30.6 million of favorable foreign currency translation, organic sales increased $47.0 million, or 4.4%. In 2011, continued higher sales to a wide range of customers in emerging markets and in critical industries were partially offset by expected lower sales to the military and weakness in Europe, particularly in the southern regions.

Segment gross profit of $415.2 million in 2011 increased $29.7 million from 2010 levels. As a percentage of sales, gross margin of 36.9% in 2011 improved 10 basis points from 36.8% last year as contributions from higher sales volumes and savings from RCI initiatives more than offset inflationary and other cost increases.

Segment operating expenses of $291.8 million in 2011 increased $23.2 million from 2010 levels. As a percentage of sales, operating expenses of 25.9% in 2011 increased 30 basis points from 25.6% last year primarily due to higher restructuring and other costs.

As a result of these factors, segment operating earnings of $123.4 million in 2011 increased $6.5 million, or 5.6%, from 2010 levels, including $1.4 million of unfavorable foreign currency effects. As a percentage of segment net sales, operating earnings for the Commercial & Industrial Group of 11.0% in 2011 declined 20 basis points from 11.2% in 2010.

2011 ANNUAL REPORT	29

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Snap-on Tools Group

(Amounts in millions)	2011		2010		Change
Segment net sales	$1,153.4	100.0%	$1,039.9	100.0%	$113.5	10.9%
Cost of goods sold	(647.0)	-56.1%	(604.3)	-58.1%	(42.7)	-7.1%

Gross profit	506.4	43.9%	435.6	41.9%	70.8	16.3%
Operating expenses	(347.9)	-30.2%	(321.6)	-30.9%	(26.3)	-8.2%

Segment operating earnings	$158.5	13.7%	$114.0	11.0%	$44.5	39.0%

Segment net sales of $1,153.4 million in 2011 increased $113.5 million, or 10.9%, from 2010 levels. Excluding $16.0 million of favorable foreign currency translation, organic sales increased $97.5 million, or 9.2%, primarily due to higher sales in the United States.

Segment gross profit of $506.4 million in 2011 increased $70.8 million from 2010 levels. As a percentage of sales, gross margin of 43.9% in 2011 improved 200 basis points from 41.9% last year primarily due to savings from RCI initiatives, contributions from higher sales, including benefits from favorable manufacturing utilization as a result of increased production levels, and favorable foreign currency effects due to the relatively weaker U.S. dollar. These year-over-year gross margin improvements were partially offset by inflationary and other cost increases. Restructuring costs included in gross profit totaled $3.7 million in 2011 as compared to $4.9 million last year. Restructuring costs incurred in both years primarily related to the 2011 closure of Snap-on’s Newmarket, Canada, tool storage manufacturing facility. In 2011, Snap-on consolidated its North American tool storage operations into its Algona, Iowa, tool storage facility; production at the Newmarket facility ceased at the end of April 2011.

Segment operating expenses of $347.9 million in 2011 increased $26.3 million from 2010 levels. As a percentage of sales, operating expenses of 30.2% in 2011 improved 70 basis points from 30.9% last year primarily due to benefits from sales volume leverage and lower bad debt expense.

As a result of these factors, segment operating earnings of $158.5 million in 2011 increased $44.5 million, or 39.0%, from 2010 levels, including $10.4 million of favorable foreign currency effects. As a percentage of segment net sales, operating earnings for the Snap-on Tools Group of 13.7% in 2011 improved 270 basis points from 11.0% in 2010.

Repair Systems & Information Group

(Amounts in millions)	2011		2010		Change
External net sales	$744.9	80.9%	$688.0	81.2%	$56.9	8.3%
Intersegment net sales	175.7	19.1%	159.2	18.8%	16.5	10.4%

Segment net sales	920.6	100.0%	847.2	100.0%	73.4	8.7%
Cost of goods sold	(504.3)	-54.8%	(457.2)	-54.0%	(47.1)	-10.3%

Gross profit	416.3	45.2%	390.0	46.0%	26.3	6.7%
Operating expenses	(231.6)	-25.1%	(225.6)	-26.6%	(6.0)	-2.7%

Segment operating earnings	$184.7	20.1%	$164.4	19.4%	$20.3	12.3%

Segment net sales of $920.6 million in 2011 increased $73.4 million, or 8.7%, from 2010 levels. Excluding $13.3 million of favorable foreign currency translation, organic sales increased $60.1 million, or 7.0%, primarily due to higher essential tool and facilitation program sales to OEM dealerships and increased sales of equipment and diagnostics products to repair shop owners and managers.

Segment gross profit of $416.3 million in 2011 increased $26.3 million from 2010 levels. As a percentage of sales, gross margin of 45.2% in 2011 declined 80 basis points from 46.0% last year as benefits from RCI initiatives were more than offset by a shift in sales mix that included higher volumes of lower margin essential tool and facilitation products.

Segment operating expenses of $231.6 million in 2011 increased $6.0 million from 2010 levels. As a percentage of sales, operating expenses of 25.1% in 2011 improved 150 basis points from 26.6% last year primarily due to benefits from sales volume leverage and savings from RCI initiatives.

30	SNAP-ON INCORPORATED

As a result of these factors, segment operating earnings of $184.7 million in 2011 increased $20.3 million, or 12.3%, from 2010 levels, including $1.2 million of favorable foreign currency effects. As a percentage of segment net sales, operating earnings for the Repair Systems & Information Group of 20.1% in 2011 improved 70 basis points from 19.4% in 2010.

Financial Services

(Amounts in millions)	2011		2010		Change
Financial services revenue	$124.3	100.0%	$62.3	100.0%	$62.0	99.5%
Financial services expenses	(51.4)	-41.4%	(47.9)	-76.9%	(3.5)	-7.3%

Segment operating earnings before arbitration settlement	72.9	58.6%	14.4	23.1%	58.5	NM
Arbitration settlement	18.0	14.5%	–	–	18.0	NM

Segment operating earnings	$90.9	73.1%	$14.4	23.1%	$76.5	NM

NM: Not meaningful

Operating earnings from financial services before arbitration settlement was $72.9 million on revenue of $124.3 million in 2011, as compared with operating earnings of $14.4 million on revenue of $62.3 million in 2010. Originations of $606.1 million in 2011 increased $67.9 million, or 12.6%, from 2010 levels. The year-over-year increase in both revenue and operating earnings (before arbitration settlement) primarily reflects the planned growth in the company’s on-book finance portfolio. Operating earnings from financial services of $90.9 million in 2011 included an $18.0 million arbitration settlement gain from the resolution of a dispute with CIT and $0.7 million of favorable foreign currency effects. See Notes 1, 2, 3 and 15 to the Consolidated Financial Statements for further information on SOC.

Corporate

Snap-on’s general corporate expenses of $82.4 million in 2011 increased $4.1 million from $78.3 million last year primarily due to increased performance-based incentive compensation expense and expected higher pension expense (largely due to the ongoing amortization of investment losses incurred in 2008 and the impact of declining discount rates), partially offset by lower year-over-year stock-based (mark-to-market) compensation and other expenses.

2011 ANNUAL REPORT	31

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fourth Quarter

Results of operations for the fourth quarters of 2011 and 2010 are as follows:

	Fourth Quarter
(Amounts in millions)	2011		2010		Change
Net sales	$736.6	100.0%	$696.9	100.0%	$39.7	5.7%
Cost of goods sold	(400.8)	-54.4%	(378.4)	-54.3%	(22.4)	-5.9%

Gross profit	335.8	45.6%	318.5	45.7%	17.3	5.4%
Operating expenses	(232.0)	-31.5%	(231.0)	-33.1%	(1.0)	-0.4%

Operating earnings before financial services	103.8	14.1%	87.5	12.6%	16.3	18.6%

Financial services revenue	35.5	100.0%	21.5	100.0%	14.0	65.1%
Financial services expenses	(13.4)	-37.7%	(12.1)	-56.3%	(1.3)	-10.7%

Operating earnings from financial services	22.1	62.3%	9.4	43.7%	12.7	135.1%

Operating earnings	125.9	16.3%	96.9	13.5%	29.0	29.9%
Interest expense	(13.5)	-1.8%	(14.1)	-2.0%	0.6	4.3%
Other income (expense) – net	(1.0)	-0.1%	0.6	0.1%	(1.6)	NM

Earnings before income taxes and equity earnings	111.4	14.4%	83.4	11.6%	28.0	33.6%
Income tax expense	(36.2)	-4.7%	(24.5)	-3.4%	(11.7)	-47.8%

Earnings before equity earnings	75.2	9.7%	58.9	8.2%	16.3	27.7%
Equity earnings, net of tax	0.9	0.1%	0.9	0.1%	–	–

Net earnings	76.1	9.8%	59.8	8.3%	16.3	27.3%
Net earnings attributable to noncontrolling interests	(1.8)	-0.2%	(1.9)	-0.2%	0.1	5.3%

Net earnings attributable to Snap-on Inc.	$74.3	9.6%	$57.9	8.1%	$16.4	28.3%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $736.6 million in the fourth quarter of 2011 increased $39.7 million, or 5.7%, from 2010 levels; excluding $1.5 million of unfavorable foreign currency translation, organic sales in the quarter increased $41.2 million, or 5.9%. Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including foreign currency translation fluctuations.

Fourth quarter gross profit of $335.8 million in 2011 increased $17.3 million, or 5.4%, as compared to $318.5 million in 2010. As a percentage of sales, gross margin of 45.6% in the fourth quarter of 2011 was comparable with 45.7% last year. Contributions in 2011 from ongoing RCI initiatives, pricing, $2.8 million of favorable foreign currency effects and lower year-over-year restructuring costs were more than offset by inflationary and other cost increases. Restructuring costs included in gross profit totaled $3.9 million in the fourth quarter of 2011 as compared to $4.4 million last year.

Fourth quarter operating expenses of $232.0 million in 2011 increased $1.0 million, or 0.4%, as compared to $231.0 million in 2010. As a percentage of sales, operating expenses of 31.5% in 2011 improved 160 basis points from 33.1% last year primarily due to benefits from sales volume leverage and savings from RCI initiatives, lower bad debt expense and lower year-over-year stock-based (mark-to-market) compensation expense. These improvements were partially offset by higher performance-based incentive compensation expense and $2.6 million of expected higher pension expense (largely due to the ongoing amortization of investment losses incurred in 2008 and the impact of declining discount rates). Restructuring costs in operating expenses totaled $0.5 million in the fourth quarter of 2011 as compared to $1.4 million last year.

32	SNAP-ON INCORPORATED

Operating earnings before financial services of $103.8 million in the fourth quarter of 2011 increased $16.3 million, or 18.6%, as compared to $87.5 million in the fourth quarter of 2010. As a percentage of sales, operating earnings before financial services of 14.1% in the fourth quarter of 2011 increased 150 basis points from 12.6% last year.

Operating earnings from financial services was $22.1 million on revenue of $35.5 million in the fourth quarter of 2011, as compared with operating earnings of $9.4 million on revenue of $21.5 million last year. The year-over-year increase in both revenue and operating earnings primarily reflects the growth in the company’s on-book finance portfolio.

Consolidated operating earnings of $125.9 million in the fourth quarter of 2011 increased $29.0 million, or 29.9%, from $96.9 million last year. The $29.0 million year-over-year increase in operating earnings includes $12.7 million of higher earnings from financial services and $3.2 million of favorable foreign currency effects. As a percentage of revenues (net sales plus financial services revenue), operating earnings in the fourth quarter of 2011 improved 280 basis points to 16.3% as compared to 13.5% last year.

Interest expense of $13.5 million in the fourth quarter of 2011 decreased $0.6 million from the comparable prior-year period primarily due to lower average debt levels and interest rates. See Note 9 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was expense of $1.0 million in the fourth quarter of 2011 as compared to income of $0.6 million in the fourth quarter of 2010. Other income (expense) – net primarily includes interest income and hedging and currency exchange rate transaction gains and losses. See Note 16 to the Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 33.0% in the fourth quarter of 2011 and 30.1% in the fourth quarter of 2010. The lower fourth quarter 2010 effective income tax rate is primarily attributable to non-recurring tax items, including the extension of certain federal tax incentives and changes in state tax laws. See Note 8 to the Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on of $74.3 million, or $1.27 per diluted share, in the fourth quarter of 2011 compared with $57.9 million, or $0.99 per diluted share, in the fourth quarter of 2010.

Commercial & Industrial Group

	Fourth Quarter
(Amounts in millions)	2011		2010		Change
External net sales	$250.8	84.9%	$238.1	84.6%	$12.7	5.3%
Intersegment net sales	44.6	15.1%	43.4	15.4%	1.2	2.8%

Segment net sales	295.4	100.0%	281.5	100.0%	13.9	4.9%
Cost of goods sold	(189.0)	-64.0%	(173.5)	-61.6%	(15.5)	-8.9%

Gross profit	106.4	36.0%	108.0	38.4%	(1.6)	-1.5%
Operating expenses	(73.4)	-24.8%	(72.6)	-25.8%	(0.8)	-1.1%

Segment operating earnings	$33.0	11.2%	$35.4	12.6%	$(2.4)	-6.8%

Segment net sales of $295.4 million in the fourth quarter of 2011 increased $13.9 million, or 4.9%, from 2010 levels; excluding $0.2 million of favorable foreign currency translation, organic sales increased $13.7 million, or 4.9%. In 2011, continued higher sales to a wide range of customers in emerging markets and in critical industries were partially offset by weakness in Europe, particularly in the southern regions.

Segment gross profit of $106.4 million in the fourth quarter of 2011 decreased $1.6 million from 2010 levels. As a percentage of sales, gross margin of 36.0% in the quarter decreased 240 basis points from 38.4% last year. Contributions in the fourth quarter of 2011 from ongoing RCI initiatives and pricing were more than offset by margin pressure in Europe and $2.9 million of higher restructuring costs, primarily to improve the segment’s cost structure in Europe.

Segment operating expenses of $73.4 million in the fourth quarter of 2011 increased $0.8 million from 2010 levels. As a percentage of sales, operating expenses of 24.8% in 2011 improved 100 basis points from 25.8% last year primarily due to savings from RCI initiatives and benefits from sales volume leverage.

2011 ANNUAL REPORT	33

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As a result of these factors, segment operating earnings of $33.0 million in the fourth quarter of 2011 decreased $2.4 million, or 6.8%, from 2010 levels. As a percentage of segment net sales, operating earnings for the Commercial & Industrial Group of 11.2% in the fourth quarter of 2011 declined 140 basis points from 12.6% in the fourth quarter of 2010.

Snap-on Tools Group

	Fourth Quarter
(Amounts in millions)	2011		2010		Change
Segment net sales	$292.8	100.0%	$268.2	100.0%	$24.6	9.2%
Cost of goods sold	(168.9)	-57.7%	(161.0)	-60.0%	(7.9)	-4.9%

Gross profit	123.9	42.3%	107.2	40.0%	16.7	15.6%
Operating expenses	(84.3)	-28.8%	(81.4)	-30.4%	(2.9)	-3.6%

Segment operating earnings	$39.6	13.5%	$25.8	9.6%	$13.8	53.5%

Segment net sales of $292.8 million in the fourth quarter of 2011 increased $24.6 million, or 9.2%, from 2010 levels. Excluding $0.3 million of unfavorable foreign currency translation, organic sales increased $24.9 million, or 9.3%, primarily due to continued higher sales in the United States.

Segment gross profit of $123.9 million in the fourth quarter of 2011 increased $16.7 million from 2010 levels. As a percentage of sales, gross margin of 42.3% in 2011 improved 230 basis points from 40.0% last year primarily due to $4.3 million of lower restructuring costs, benefits from favorable foreign currency effects, and continued savings from RCI initiatives. Restructuring costs included in gross profit totaled $0.3 million in the fourth quarter of 2011 as compared to $4.6 million last year. The $4.6 million of restructuring costs in 2010 primarily reflected initial costs for the 2011 closure of Snap-on’s Newmarket, Canada, tool storage manufacturing facility.

Segment operating expenses of $84.3 million in the fourth quarter of 2011 increased $2.9 million from 2010 levels. As a percentage of sales, operating expenses of 28.8% in the quarter improved 160 basis points from 30.4% last year primarily due to benefits from sales volume leverage and lower bad debt expense.

As a result of these factors, segment operating earnings of $39.6 million in the fourth quarter of 2011 increased $13.8 million, or 53.5%, from 2010 levels, including $3.5 million of favorable foreign currency effects. As a percentage of segment net sales, operating earnings for the Snap-on Tools Group of 13.5% in the fourth quarter of 2011 increased 390 basis points from 9.6% last year.

Repair Systems & Information Group

	Fourth Quarter
(Amounts in millions)	2011		2010		Change
External net sales	$193.0	81.6%	$190.6	82.2%	$2.4	1.3%
Intersegment net sales	43.5	18.4%	41.2	17.8%	2.3	5.6%

Segment net sales	236.5	100.0%	231.8	100.0%	4.7	2.0%
Cost of goods sold	(131.0)	-55.4%	(128.5)	-55.4%	(2.5)	-1.9%

Gross profit	105.5	44.6%	103.3	44.6%	2.2	2.1%
Operating expenses	(56.3)	-23.8%	(57.6)	-24.9%	1.3	2.3%

Segment operating earnings	$49.2	20.8%	$45.7	19.7%	$3.5	7.7%

Segment net sales of $236.5 million in the fourth quarter of 2011 increased $4.7 million, or 2.0%, from 2010 levels. Excluding $0.9 million of unfavorable foreign currency translation, organic sales increased $5.6 million, or 2.4%, primarily due to higher essential tool and facilitation program sales to OEM dealerships, and higher sales of diagnostics and Mitchell 1 software products to repair shop owners and managers.

Segment gross profit of $105.5 million in the fourth quarter of 2011 increased $2.2 million from 2010 levels. As a percentage of sales, gross margin was 44.6% in both the fourth quarters of 2011 and 2010. Gross margin improvements in 2011 from ongoing RCI initiatives were primarily offset by higher restructuring costs.

34	SNAP-ON INCORPORATED

Segment operating expenses of $56.3 million in the fourth quarter of 2011 decreased $1.3 million from 2010 levels. As a percentage of sales, operating expenses of 23.8% in the quarter improved 110 basis points from 24.9% last year, primarily due to benefits from sales volume leverage, savings from RCI initiatives and lower restructuring costs.

As a result of these factors, segment operating earnings of $49.2 million in the fourth quarter of 2011 increased $3.5 million, or 7.7%, from 2010 levels. As a percentage of segment net sales, operating earnings for the Repair Systems & Information Group of 20.8% in the fourth quarter of 2011 increased 110 basis points from 19.7% last year.

Financial Services

	Fourth Quarter
(Amounts in millions)	2011		2010		Change
Financial services revenue	$35.5	100.0%	$21.5	100.0%	$14.0	65.1%
Financial services expenses	(13.4)	-37.7%	(12.1)	-56.3%	(1.3)	-10.7%

Segment operating earnings	$22.1	62.3%	$9.4	43.7%	$12.7	135.1%

Operating earnings from financial services was $22.1 million on revenue of $35.5 million in the fourth quarter of 2011, as compared with operating earnings of $9.4 million on revenue of $21.5 million in the fourth quarter of 2010. Originations of $154.8 million in the fourth quarter of 2011 increased $12.9 million, or 9.1%, from 2010 levels.

Corporate

Snap-on’s general corporate expenses of $18.0 million in the fourth quarter of 2011 decreased $1.4 million from $19.4 million in the fourth quarter of 2010 primarily due to lower year-over-year stock-based (mark-to-market) compensation and other expenses, partially offset by increased performance-based incentive compensation expense and expected higher pension expense (largely due to the ongoing amortization of investment losses incurred in 2008 and the impact of declining discount rates).

2011 ANNUAL REPORT	35

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

2010 vs. 2009

Results of operations for 2010 and 2009 are as follows:

(Amounts in millions)	2010		2009		Change
Net sales	$2,619.2	100.0%	$2,362.5	100.0%	$256.7	10.9%
Cost of goods sold	(1,408.1)	-53.8%	(1,304.9)	-55.2%	(103.2)	-7.9%

Gross profit	1,211.1	46.2%	1,057.6	44.8%	153.5	14.5%
Operating expenses	(894.1)	-34.1%	(824.4)	-34.9%	(69.7)	-8.5%

Operating earnings before financial services	317.0	12.1%	233.2	9.9%	83.8	35.9%

Financial services revenue	62.3	100.0%	58.3	100.0%	4.0	6.9%
Financial services expenses	(47.9)	-76.9%	(40.8)	-70.0%	(7.1)	-17.4%

Operating earnings from financial services	14.4	23.1%	17.5	30.0%	(3.1)	-17.7%

Operating earnings	331.4	12.4%	250.7	10.4%	80.7	32.2%
Interest expense	(54.8)	-2.0%	(47.7)	-2.0%	(7.1)	-14.9%
Other income (expense) – net	0.8	–	2.3	0.1%	(1.5)	-65.2%

Earnings before income taxes and equity earnings	277.4	10.4%	205.3	8.5%	72.1	35.1%
Income tax expense	(87.6)	-3.3%	(62.7)	-2.6%	(24.9)	-39.7%

Earnings before equity earnings	189.8	7.1%	142.6	5.9%	47.2	33.1%
Equity earnings, net of tax	3.2	0.1%	1.1	–	2.1	NM

Net earnings	193.0	7.2%	143.7	5.9%	49.3	34.3%
Net earnings attributable to noncontrolling interests	(6.5)	-0.2%	(9.5)	-0.4%	3.0	31.6%

Net earnings attributable to Snap-on Inc.	$186.5	7.0%	$134.2	5.5%	$52.3	39.0%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $2,619.2 million in 2010 increased $256.7 million, or 10.9%, from 2009 levels; excluding $14.9 million of favorable foreign currency translation, organic sales increased $241.8 million, or 10.2%, from 2009 levels. Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including foreign currency translation fluctuations.

Gross profit of $1,211.1 million in 2010 increased $153.5 million, or 14.5%, as compared to $1,057.6 million in 2009. As a percentage of sales, gross margin of 46.2% in 2010 improved 140 basis points from 44.8% in 2009 primarily due to $21.6 million of savings from ongoing RCI initiatives, $17.5 million of favorable foreign currency effects and $4.7 million of lower restructuring costs. The 2010 gross margin also benefited from favorable manufacturing utilization as a result of increased production levels; in 2009, the company incurred costs to carry excess manufacturing capacity, primarily in Europe, as a result of lower demand and inventory reduction efforts. These improvements in year-over-year gross margin were partially offset by $10.9 million of lower year-over-year “last in, first out” (“LIFO”) related inventory valuation benefits ($1.0 million of LIFO-related expense in 2010 and $9.9 million of LIFO-related benefits in 2009). The LIFO-related inventory benefits in 2009 resulted from inventory reductions, including as a result of increased liquidations and disposals of slow-moving and excess inventories, as the company adjusted its production and inventory levels in response to weakened consumer and business demand during the continued global economic downturn. Restructuring costs included in gross profit totaled $10.8 million in 2010 as compared to $15.5 million in 2009.

36	SNAP-ON INCORPORATED

Operating expenses of $894.1 million in 2010 increased $69.7 million, or 8.5%, as compared to $824.4 million in 2009. As a percentage of sales, operating expenses of 34.1% in 2010 improved 80 basis points from 34.9% in 2009 primarily due to sales volume leverage, $12.6 million of savings from ongoing RCI initiatives, $7.5 million of lower bad debt expense and $2.9 million of lower restructuring costs. These year-over-year improvements were partially offset by $19.3 million of higher performance-based incentive compensation expense, $16.3 million of increased pension expense (largely due to the ongoing amortization of investment losses incurred in 2008 related to the company’s domestic pension plan assets) and $7.5 million of higher stock-based (mark-to-market) compensation expense. Restructuring costs included in operating expenses totaled $3.4 million in 2010 as compared to $6.3 million in 2009.

Operating earnings before financial services of $317.0 million in 2010 increased $83.8 million, or 35.9%, as compared to $233.2 million in 2009. As a percentage of sales, operating earnings before financial services of 12.1% in 2010 increased 220 basis points from 9.9% in 2009.

Operating earnings from financial services was $14.4 million on revenue of $62.3 million in 2010, as compared with operating earnings of $17.5 million on revenue of $58.3 million in 2009; the $3.1 million decrease in year-over-year operating earnings from financial services included $0.7 million of favorable foreign currency translation effects. Prior to the July 16, 2009 termination of the financial services operating agreement with CIT, SOC sold substantially all new contract originations to CIT and recorded gains on the sale of the contracts as financial services revenue. Since July 16, 2009, Snap-on has been providing financing for the majority of new loans originated by SOC and SOC is recording the interest yield on the new on-book finance portfolio over the life of the contracts as financial services revenue. See Notes 1, 2, 3 and 15 to the Consolidated Financial Statements for further information on SOC.

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

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 32.3% in 2010 and 32.0% in 2009. The 2010 effective income tax rate reflects the favorable settlement of certain tax audits. The effective income tax rate in 2009 reflects the favorable resolution of certain tax matters and the impact of increased earnings attributable to noncontrolling interests not taxable to Snap-on. See Note 8 to the Consolidated Financial Statements for further information on income taxes.

Net earnings attributable to Snap-on of $186.5 million, or $3.19 per diluted share, in 2010 compared with $134.2 million, or $2.32 per diluted share, in 2009.

Exit and Disposal Activities

Snap-on recorded costs of $14.2 million for exit and disposal activities in 2010 as compared to $22.0 million of such costs in 2009. See Note 7 to the Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

2011 ANNUAL REPORT	37

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Segment Results

Commercial & Industrial Group

(Amounts in millions)	2010		2009		Change
External net sales	$891.3	85.0%	$789.9	88.0%	$101.4	12.8%
Intersegment net sales	156.9	15.0%	107.7	12.0%	49.2	45.7%

Segment net sales	1,048.2	100.0%	897.6	100.0%	150.6	16.8%
Cost of goods sold	(662.7)	-63.2%	(592.9)	-66.1%	(69.8)	-11.8%

Gross profit	385.5	36.8%	304.7	33.9%	80.8	26.5%
Operating expenses	(268.6)	-25.6%	(256.5)	-28.5%	(12.1)	-4.7%

Segment operating earnings	$116.9	11.2%	$48.2	5.4%	$68.7	142.5%

Segment net sales of $1,048.2 million in 2010 increased $150.6 million, or 16.8%, from 2009 levels. Excluding $3.0 million of favorable foreign currency translation, organic sales increased $147.6 million, or 16.4%, reflecting higher sales to customers in critical industries (including natural resources, power generation, oil and gas, aerospace and military) and in emerging growth markets, increased sales in the segment’s European-based hand tools business, and higher sales of power and specialty tools.

Segment gross profit of $385.5 million in 2010 increased $80.8 million, or 26.5%, from 2009 levels. As a percentage of sales, gross margin of 36.8% in 2010 improved 290 basis points from 33.9% in 2009 primarily due to favorable manufacturing utilization as a result of increased production levels; in 2009, the segment incurred costs to carry excess manufacturing capacity, primarily in Europe, as a result of lower production and inventory reduction efforts. In addition, gross margin in 2010 also benefited from $15.3 million of savings from ongoing RCI initiatives and $6.3 million of lower restructuring costs. Restructuring costs included in gross profit totaled $4.3 million in 2010 as compared to $10.6 million in 2009.

Segment operating expenses of $268.6 million in 2010 increased $12.1 million, or 4.7%, from 2009 levels. As a percentage of sales, operating expenses of 25.6% in 2010 improved 290 basis points from 28.5% in 2009 primarily due to sales volume leverage, $4.4 million of savings from RCI initiatives and $1.0 million of lower restructuring costs. Restructuring costs included in operating expenses totaled $0.9 million in 2010 as compared to $1.9 million in 2009.

As a result of these factors, segment operating earnings of $116.9 million in 2010 increased $68.7 million, or 142.5%, from 2009 levels, including $1.3 million from favorable foreign currency effects. As a percentage of segment net sales, operating earnings for the Commercial & Industrial Group of 11.2% in 2010 increased 580 basis points from 5.4% in 2009.

Snap-on Tools Group

(Amounts in millions)	2010		2009		Change
Segment net sales	$1,039.9	100.0%	$940.1	100.0%	$99.8	10.6%
Cost of goods sold	(604.3)	-58.1%	(532.7)	-56.7%	(71.6)	-13.4%

Gross profit	435.6	41.9%	407.4	43.3%	28.2	6.9%
Operating expenses	(321.6)	-30.9%	(299.2)	-31.8%	(22.4)	-7.5%

Segment operating earnings	$114.0	11.0%	$108.2	11.5%	$5.8	5.4%

Segment net sales of $1,039.9 million in 2010 increased $99.8 million, or 10.6%, from 2009 levels. Excluding $14.0 million of favorable foreign currency translation, organic sales increased $85.8 million, or 9.0%, including a 10.4% sales increase in the United States and a 5.3% increase in the company’s international franchise operations.

Segment gross profit of $435.6 million in 2010 increased $28.2 million, or 6.9%, from 2009 levels. As a percentage of sales, gross margin of 41.9% in 2010 declined 140 basis points from 43.3% in 2009 primarily due to $10.9 million of lower year-over-year LIFO-related inventory valuation benefits ($1.0 million of LIFO-related expense in 2010 and $9.9 million of LIFO-related benefits in 2009) and $4.7 million of higher restructuring costs. The year-over-year gross margin comparison was also impacted by $2.4 million of lower warranty expense in 2009 due to favorable historic warranty trend rates. The LIFO-related inventory benefits in 2009 resulted from inventory reductions, including as a result of increased liquidations

38	SNAP-ON INCORPORATED

and disposals of slow-moving and excess inventories, as the segment adjusted its production and inventory levels in response to weakened consumer and business demand during the continued global economic downturn. The year-over-year decline in gross margin was partially offset by contributions from favorable manufacturing utilization as a result of increased production levels, $15.0 million of favorable foreign currency effects and $1.7 million of savings from ongoing RCI initiatives. Restructuring costs included in gross profit totaled $4.9 million in 2010 as compared to $0.2 million in 2009. The $4.9 million of restructuring costs in 2010 primarily reflects initial costs for the mid-2011 closure of Snap-on’s Newmarket, Canada, tool storage manufacturing facility.

Segment operating expenses of $321.6 million in 2010 increased $22.4 million, or 7.5%, from 2009 levels. As a percentage of sales, operating expenses of 30.9% in 2010 improved 90 basis points from 31.8% in 2009 primarily due to improved sales volume leverage, $1.4 million of savings from RCI initiatives, $1.4 million of lower bad debt expense and $0.6 million of lower restructuring costs. These year-over-year improvements were partially offset by higher costs, including costs associated with increased participation at the annual Snap-on Franchisee Conference and costs associated with the development of a new and expanded product catalog (deferred from 2009 into 2010), $3.3 million of unfavorable foreign currency effects and $1.3 million of increased stock-based expense related to the franchisee stock purchase plan.

As a result of these factors, segment operating earnings of $114.0 million in 2010 increased $5.8 million, or 5.4%, from 2009 levels, including $11.7 million of favorable foreign currency effects. As a percentage of segment net sales, operating earnings for the Snap-on Tools Group of 11.0% in 2010 declined 50 basis points from 11.5% in 2009.

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

Segment net sales of $847.2 million in 2010 increased $68.4 million, or 8.8%, from 2009 levels. Excluding $2.5 million of unfavorable foreign currency translation, organic sales increased $70.9 million, or 9.1%, primarily due to higher worldwide sales of equipment, increased essential tool and facilitation program activity with automotive OEM dealerships, and higher sales of diagnostics and Mitchell 1 information products. These sales increases were partially offset by anticipated lower year-over-year sales of electronic parts catalogs to OEMs and their franchised dealer networks primarily due to the consolidation of North American automotive dealerships in 2009 and 2010.

Segment gross profit of $390.0 million in 2010 increased $44.5 million, or 12.9%, from 2009 levels. As a percentage of sales, gross margin of 46.0% in 2010 improved 160 basis points from 44.4% in 2009 primarily due to $4.6 million of benefits from ongoing RCI initiatives, $3.6 million of savings from material cost reductions and $3.1 million of lower restructuring costs. The year-over-year gross margin comparison also benefited from favorable manufacturing utilization as a result of increased production levels in 2010.

Segment operating expenses of $225.6 million in 2010 increased $2.2 million, or 1.0%, from 2009 levels. As a percentage of sales, operating expenses of 26.6% in 2010 improved 210 basis points from 28.7% in 2009 primarily due to $6.8 million of savings from ongoing RCI initiatives, $1.3 million of lower restructuring costs and $0.9 million of favorable foreign currency effects. Operating expenses in 2010 also benefited from $5.4 million of lower year-over-year bad debt expense; in 2009, the segment incurred higher bad debt expense primarily related to increased credit exposure at North American automotive dealerships. These year-over-year improvements were partially offset by higher product development and other expenses. Restructuring costs included in operating expenses totaled $1.9 million in 2010 as compared to $3.2 million in 2009.

As a result of these factors, segment operating earnings of $164.4 million in 2010 increased $42.3 million, or 34.6%, from 2009 levels, including $0.6 million from favorable foreign currency effects. As a percentage of segment net sales, operating earnings for the Repair Systems & Information Group of 19.4% in 2010 increased 370 basis points from 15.7% in 2009.

2011 ANNUAL REPORT	39

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Services

(Amounts in millions)	2010		2009		Change
Financial services revenue	$62.3	100.0%	$58.3	100.0%	$4.0	6.9%
Financial services expenses	(47.9)	-76.9%	(40.8)	-70.0%	(7.1)	-17.4%

Segment operating earnings	$14.4	23.1%	$17.5	30.0%	$(3.1)	-17.7%

Operating earnings from financial services was $14.4 million on $62.3 million of revenue in 2010, as compared with operating earnings of $17.5 million on revenue of $58.3 million in 2009. Originations of $538.2 million in 2010 increased $40.1 million, or 8.1%, from 2009 levels. Since the July 16, 2009 termination of the financial services operating agreement with CIT, Snap-on has been providing financing for the majority of new loans originated by SOC and SOC is recording the interest yield on the new on-book receivables over the life of the contracts as financial services revenue. Prior to July 16, 2009, SOC sold substantially all new contract originations to CIT and recorded gains on the sale of the contracts as financial services revenue. The $3.1 million decrease in year-over-year operating earnings from financial services included $0.7 million of favorable foreign currency effects. See Notes 1, 2, 3 and 15 to the Consolidated Financial Statements for further information on SOC.

Corporate

Snap-on’s general corporate expenses of $78.3 million in 2010 increased $33.0 million from $45.3 million in 2009 primarily due to $17.3 million of increased performance-based incentive compensation expense, $16.3 million of higher pension expense (largely due to the ongoing amortization of investment losses incurred in 2008 related to the company’s domestic pension plan assets) and $6.2 million of higher stock-based (mark-to-market) expense. These year-over-year increases were partially offset by $8.0 million of savings primarily from ongoing cost containment and other actions.

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

40	SNAP-ON INCORPORATED

Supplemental Consolidating Data – Supplemental Statements of Earnings information for 2011, 2010 and 2009 is as follows:

	Operations*			Financial Services
(Amounts in millions)	2011	2010	2009	2011	2010	2009
Net sales	$2,854.2	$2,619.2	$2,362.5	$–	$–	$–
Cost of goods sold	(1,516.3)	(1,408.1)	(1,304.9)	–	–	–

Gross profit	1,337.9	1,211.1	1,057.6	–	–	–
Operating expenses	(953.7)	(894.1)	(824.4)	–	–	–

Operating earnings before financial services	384.2	317.0	233.2	–	–	–

Financial services revenue	–	–	–	124.3	62.3	58.3
Financial services expenses	–	–	–	(51.4)	(47.9)	(40.8)

Operating earnings from financial services before arbitration settlement	–	–	–	72.9	14.4	17.5
Arbitration settlement	–	–	–	18.0	–	–

Operating earnings from financial services	–	–	–	90.9	14.4	17.5

Operating earnings	384.2	317.0	233.2	90.9	14.4	17.5
Interest expense	(60.0)	(54.4)	(47.7)	(1.2)	(0.4)	–
Intersegment interest income (expense) – net	35.8	23.9	3.0	(35.8)	(23.9)	(3.0)
Other income (expense) – net	(1.0)	0.9	3.0	–	(0.1)	(0.7)

Earnings (loss) before income taxes and equity earnings	359.0	287.4	191.5	53.9	(10.0)	13.8
Income tax (expense) benefit	(113.9)	(92.2)	(60.1)	(19.8)	4.6	(2.6)

Earnings (loss) before equity earnings	245.1	195.2	131.4	34.1	(5.4)	11.2
Financial services – net earnings (loss) attributable to Snap-on Incorporated	34.1	(5.4)	6.9	–	–	–
Equity earnings, net of tax	4.6	3.2	1.1	–	–	–

Net earnings (loss)	283.8	193.0	139.4	34.1	(5.4)	11.2
Net earnings attributable to noncontrolling interests	(7.5)	(6.5)	(5.2)	–	–	(4.3)

Net earnings (loss) attributable to Snap-on Incorporated	$276.3	$186.5	$134.2	$34.1	$(5.4)	$6.9

*	Snap-on Incorporated with Financial Services on the equity method.

2011 ANNUAL REPORT	41

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Supplemental Consolidating Data – Supplemental Balance Sheet information as of 2011 and 2010 year end is as follows:

	Operations*		Financial Services
(Amounts in millions)	2011	2010	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$181.1	$462.6	$4.5	$109.6
Intersegment receivables	10.8	6.7	–	–
Trade and other accounts receivable – net	463.3	434.5	0.2	8.8
Finance receivables – net	–	–	277.2	215.3
Contract receivables – net	6.5	7.9	43.2	37.7
Inventories – net	386.4	329.4	–	–
Deferred income tax assets	90.0	82.4	2.6	4.6
Prepaid expenses and other assets	78.1	74.1	0.9	0.7

Total current assets	1,216.2	1,397.6	328.6	376.7

Property and equipment – net	351.9	343.0	1.0	1.0
Investment in Financial Services	142.0	134.4	–	–
Deferred income tax assets	119.8	75.7	5.4	15.8
Long-term finance receivables – net	–	–	431.8	345.7
Long-term contract receivables – net	9.1	8.4	156.0	110.9
Goodwill	795.8	798.4	–	–
Other intangibles – net	188.3	192.8	–	–
Other assets	83.7	72.8	1.0	0.5

Total assets	$2,906.8	$3,023.1	$923.8	$850.6

*	Snap-on Incorporated with Financial Services on the equity method.

42	SNAP-ON INCORPORATED

Supplemental Consolidating Data – Balance Sheet Information (continued):

	Operations*		Financial Services
(Amounts in millions)	2011	2010	2011	2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$16.2	$216.0	$–	$–
Accounts payable	124.0	129.6	0.6	16.5
Intersegment payables	–	–	10.8	6.7
Accrued benefits	48.8	45.0	–	–
Accrued compensation	87.1	83.4	3.9	3.3
Franchisee deposits	47.3	40.4	–	–
Other accrued liabilities	229.7	218.1	31.1	132.0

Total current liabilities	553.1	732.5	46.4	158.5

Long-term debt and intersegment long-term debt	257.6	418.8	710.3	536.0
Deferred income tax liabilities	108.0	94.3	0.1	0.1
Retiree health care benefits	52.8	59.6	–	–
Pension liabilities	317.7	246.1	–	–
Other long-term liabilities	70.3	67.4	25.0	21.6

Total liabilities	1,359.5	1,618.7	781.8	716.2

Total shareholders’ equity attributable to Snap-on Inc.	1,530.9	1,388.5	142.0	134.4
Noncontrolling interests	16.4	15.9	–	–

Total shareholders’ equity	1,547.3	1,404.4	142.0	134.4

Total liabilities and shareholders’ equity	$2,906.8	$3,023.1	$923.8	$850.6

*	Snap-on Incorporated with Financial Services on the equity method.

2011 ANNUAL REPORT	43

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for new loans originated by SOC, working capital, capital expenditures, restructuring activities, the funding of pension plans, payment of dividends and interest, and funding for additional share repurchases and acquisitions, if any. Due to Snap-on’s credit rating over the years, external funds have been available at a reasonable cost. As of the close of business on February 11, 2012, Snap-on’s long-term debt and commercial paper was rated, respectively, Baa1 and P-2 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A- and F2 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions. Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.

The following discussion focuses on information included in the accompanying Consolidated Balance Sheets.

As of 2011 year end, working capital (current assets less current liabilities) of $946.9 million increased $62.5 million from $884.4 million at 2010 year end.

The following represents the company’s working capital position as of 2011 and 2010 year end:

(Amounts in millions)	2011	2010
Cash and cash equivalents	$185.6	$572.2
Trade and other accounts receivable – net	463.5	443.3
Finance receivables – net	277.2	215.3
Contract receivables – net	49.7	45.6
Inventories – net	386.4	329.4
Other current assets	168.3	159.7

Total current assets	1,530.7	1,765.5

Notes payable and current maturities of long-term debt	(16.2)	(216.0)
Accounts payable	(124.6)	(146.1)
Other current liabilities	(443.0)	(519.0)

Total current liabilities	(583.8)	(881.1)

Total working capital	$946.9	$884.4

Cash and cash equivalents as of 2011 year end totaled $185.6 million as compared to $572.2 million at the end of 2010. The $386.6 million decrease in cash and cash equivalents is primarily due to (i) the August 15, 2011 repayment of $200 million of unsecured notes upon maturity; (ii) the funding of new loans originated by SOC; (iii) the return of $89.8 million of cash previously withheld from CIT (as discussed below); (iv) the fourth quarter 2011 funding of a $48.0 million discretionary cash contribution to the company’s domestic pension plans; and (v) the deployment of increased inventory levels.

On May 5, 2011, Snap-on and CIT reached an amicable settlement of their dispute related to their former SOC joint venture and, in the second quarter of 2011, Snap-on recorded an $18.0 million pretax arbitration settlement gain and paid $89.8 million of cash to CIT, representing $107.8 million of cash previously withheld net of the $18.0 million settlement. See Notes 1 and 15 to the Consolidated Financial Statements for further information on the dispute and resulting settlement with CIT.

Trade and other accounts receivable – net of $463.5 million as of 2011 year end increased $20.2 million from 2010 year-end levels; excluding $4.6 million of unfavorable currency translation impacts, trade and other accounts receivable increased $24.8 million. Days sales outstanding (year-end trade and other accounts receivable – net divided by full-year sales, times 360 days) at 2011 year end improved to 58 days as compared to 61 days at 2010 year end.

44	SNAP-ON INCORPORATED

The current portions of net finance and contract receivables as of 2011 year end totaled $326.9 million as compared to $260.9 million last year. The long-term portions of net finance and contract receivables as of 2011 year end totaled $596.9 million as compared to $465.0 million last year. The combined $197.9 million increase in net current and long-term finance and contract receivables over year-end 2010 levels is primarily due to continued growth of the company’s on-balance-sheet finance portfolio.

Inventories of $386.4 million as of 2011 year end increased $57.0 million from 2010 levels primarily to support higher demand, mitigate potential supply chain disruption and improve customer service levels; excluding $3.9 million of unfavorable currency translation impacts, inventories increased $60.9 million. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 4.2 turns and 4.7 turns as of 2011 and 2010 year end, respectively. Inventories accounted for using the first-in, first-out (FIFO) method as of 2011 and 2010 year end approximated 62% and 64% of total inventories, respectively. All other inventories are accounted for using the LIFO method. The company’s LIFO reserve was $70.1 million as of 2011 year end and $68.4 million at 2010 year end.

Notes payable and current maturities of long-term debt of $16.2 million as of 2011 year end decreased $199.8 million from 2010 year-end levels primarily due to the August 15, 2011 repayment of $200 million of unsecured 6.25% notes upon maturity.

Accounts payable of $124.6 million as of 2011 year end decreased $21.5 million from 2010 levels; excluding foreign currency translation impacts, accounts payable decreased $21.6 million, primarily due to the timing of payments.

Other accrued liabilities of $255.9 million as of 2011 year end compared to $346.9 million as of 2010 year end. The $91.0 million decrease from year-end 2010 levels is largely due to the reversal of a $107.8 million accrued liability as a consequence of the arbitration settlement with CIT (discussed above). Snap-on paid $89.8 million of cash to CIT in the second quarter of 2011, representing $107.8 million of cash previously withheld net of the $18.0 million settlement gain.

Long-term debt of $967.9 million at 2011 year end included: (i) $100 million of unsecured 5.85% notes that mature in 2014; (ii) $150 million of unsecured 5.50% notes that mature in 2017; (iii) $250 million of unsecured 4.25% notes that mature in 2018; (iv) $200 million of unsecured 6.70% notes that mature in 2019; (v) $250 million of unsecured 6.125% notes that mature in 2021; and (vi) $17.9 million of other long-term debt, including fair value adjustments related to interest rate swaps.

Average commercial paper and notes payable outstanding were $15.8 million in 2011 and $15.1 million in 2010. The weighted-average interest rate on these instruments was 6.14% in 2011 and 5.27% in 2010. As of 2011 and 2010 year end, the weighted-average interest rate on outstanding notes payable was 6.57 and 5.54%, respectively. No commercial paper was outstanding as of 2011 or 2010 year end.

On December 8, 2011, Snap-on entered into a five-year, $500 million multi-currency revolving credit facility that terminates on December 8, 2016. This facility replaced Snap-on’s previous $500 million multi-currency revolving credit facility that was set to terminate on August 10, 2012; as of 2011 year end, no amounts were outstanding under this facility. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus shareholders’ equity (including noncontrolling interests) of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of 2011 year end, the company’s actual ratios of 0.39 and 1.71, respectively, were both within the permitted ranges as set forth in this financial covenant.

Snap-on also has a 364-day loan and servicing agreement, which expires on September 28, 2012, that allows Snap-on to borrow up to $200 million (subject to borrowing base requirements) through the pledging of finance receivables under an asset-backed commercial paper conduit facility. On September 30, 2011, the previous loan and servicing agreement, which allowed Snap-on to secure borrowings of up to $100 million (subject to base borrowing requirements), was amended to, among other things, (i) increase the aggregate revolving credit commitments under the agreement to a principal amount of up to $200 million (subject to base borrowing requirements); (ii) extend the expiration date of the agreement from September 30, 2011 to September 28, 2012 (unless earlier terminated or subsequently extended pursuant to the terms of the agreement); (iii) provide that any amounts remaining outstanding under the agreement as of September 30, 2014, or such earlier date as may be prescribed pursuant to the terms of the agreement, will become due and payable on such date; and (iv) change certain pricing terms. As of 2011 and 2010 year end, no amounts were outstanding under the loan and servicing agreement.

2011 ANNUAL REPORT	45

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Snap-on previously had $20 million of additional available debt capacity under committed bank lines of credit that expired in the third quarter of 2011 and were not renewed.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility discussed above, Snap-on’s debt agreements and credit facilities, including the $200 million loan and servicing agreement, also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of 2011 year end, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

Snap-on believes that it has sufficient available cash and uncommitted lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facilities. If the need were to arise, Snap-on believes that it could access short-term debt markets, predominantly through commercial paper issuances, securitizations (including its $200 million loan and servicing agreement discussed above) and existing lines of credit to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, in the future, may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near term liquidity requirements for Snap-on include funding to support new loans originated by SOC, working capital, capital expenditures, restructuring activities, the funding of pension plans, payment of dividends and interest, and funding for additional share repurchases and acquisitions, if any. Snap-on also intends to make contributions of $12.6 million to its foreign pension plans and $18.3 million to its domestic pension plans in 2012, as required by law. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2012.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, securitizations and/or additional fixed-term debt.

The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flow.

Operating Activities

Net cash provided by operating activities was $128.5 million in 2011, $140.4 million in 2010 and $347.1 million in 2009. Net cash provided by operating activities in 2011 reflects the return of $89.8 million of cash previously withheld from CIT (as discussed above) and net changes in operating assets and liabilities as a result of higher sales and increased customer demand, including $88.3 million of higher trade, contract and other receivables and $60.9 million of increased inventories, partially offset by higher 2011 net earnings. In each of the fourth quarters of 2011 and 2010, Snap-on made discretionary cash contributions of $48.0 million to the company’s domestic pension plans.

Depreciation expense was $49.3 million in 2011, $48.7 million in 2010 and $49.9 million in 2009. Amortization expense was $25.3 million in 2011, $24.0 million in 2010 and $24.7 million in 2009. See Note 6 to the Consolidated Financial Statements for information on acquired intangible assets.

Following the July 2009 acquisition of CIT’s ownership interest in SOC, Snap-on began presenting “Provisions for losses on finance receivables” on the Consolidated Statements of Cash Flow as part of “Net cash provided by operating activities.” The non-cash provision for loan losses on finance receivables totaled $13.3 million in 2011 and $13.9 million in 2010; for the period from July 2009 to fiscal 2009 year end, the non-cash provision for loan losses on finance receivables totaled $6.2 million. Prior to July 2009, the non-cash provisions for loan losses on finance receivables, which primarily related to the company’s international finance subsidiaries, are included in “(Increase) decrease in contract receivables;” prior period amounts were not restated as the amounts were not significant, individually or in the aggregate, to Snap-on’s Consolidated Statements of Cash Flow.

The Consolidated Statements of Cash Flow also reflect, beginning in 2010, the “Provision for losses on non-finance receivables.” The non-cash provision for losses on non-finance receivables totaled $12.9 million in 2011 and $20.5 million in 2010. Prior to 2010, the provisions for losses on non-finance receivables are included in “(Increase) decrease in trade and other accounts receivable” and “(Increase) decrease in contract receivables” as part of “Net cash provided by operating activities;” prior year amounts were not restated as the amounts were not significant, individually or in the aggregate, to Snap-on’s Consolidated Statements of Cash Flow. See Note 3 to the Consolidated Financial Statements for further information on receivables.

46	SNAP-ON INCORPORATED

Investing Activities

Net cash used by investing activities of $219.6 million in 2011 included additions to, and collections of, finance receivables of $519.1 million and $356.9 million, respectively. Net cash used by investing activities of $303.0 million in 2010 included additions to, and collections of, finance receivables of $497.6 million and $245.2 million, respectively. Following the termination of CIT’s ownership interest in SOC in July 2009, Snap-on began presenting “Additions to finance receivables” and “Collections of finance receivables” on its Consolidated Statements of Cash Flow as part of “Net cash used by investing activities.” Finance receivables are comprised of extended-term installment loans to technicians (i.e. franchisees’ customers) to enable them to purchase tools, diagnostics and equipment on an extended-term payment plan, generally with average payment terms of 32 months. For financial statement periods prior to July 2009, the net additions and collections of finance receivables, which primarily related to the company’s international finance subsidiaries, are included in “(Increase) decrease in contract receivables;” prior period amounts were not restated as the amounts were not significant, individually or in the aggregate, to Snap-on’s Consolidated Statements of Cash Flow.

Capital expenditures in 2011, 2010 and 2009 totaled $61.2 million, $51.1 million and $64.4 million, respectively. Capital expenditures over the last three years included spending to support the company’s strategic growth initiatives, including the expansion of manufacturing capabilities in lower-cost regions and emerging growth markets. In 2011, capital expenditures also included the construction of a new engineering and research and development facility in Kunshan, China. Capital expenditures in all three years included investments, particularly in the United States, in new product, efficiency, safety and cost reduction initiatives, as well as investments in new production and machine tooling to enhance manufacturing operations, and ongoing replacements of manufacturing and distribution equipment. Capital spending in 2011 and 2010 included spending to enhance the company’s corporate headquarters and research and development facilities in Kenosha, Wisconsin. Capital spending in all three years also included spending for the replacement and enhancement of the company’s existing global enterprise resource planning (ERP) management information systems. Capital expenditures in 2009 included spending for the construction of a new headquarters and research and development facility for the company’s automotive parts and service information business in Richfield, Ohio. Snap-on believes that its cash generated from operations, as well as its available cash on hand and funds available from its credit facilities will be sufficient to fund the company’s capital expenditure requirements in 2012.

Snap-on acquired the remaining 40% interest in Snap-on Asia Manufacturing (Zhejiang) Co., Ltd., the company’s tool manufacturing operation in Xiaoshan, China, in April 2010 for a purchase price of $7.7 million and $0.1 million of transaction costs. Snap-on acquired the initial 60% interest in 2008 for a cash purchase price of $15.4 million (or $14.1 million, net of cash acquired), including $1.2 million of transaction costs. This acquisition is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions. See Note 2 to the Consolidated Financial Statements for additional information.

Snap-on terminated its SOC financial services operating agreement with CIT in July 2009 and subsequently purchased, pursuant to the terms of the joint venture agreement, CIT’s 50%-ownership interest in SOC for a cash purchase price of $8.1 million. The $8.1 million purchase price represented the book value, and approximated the fair value, of CIT’s ownership interest in SOC as of the acquisition date. See Note 2 to the Consolidated Financial Statements for additional information.

Financing Activities

Net cash used by financing activities of $293.7 million in 2011 included the August 15, 2011 repayment of $200 million of unsecured 6.25% notes upon maturity with available cash.

In December 2010, Snap-on sold $250 million of unsecured 4.25% long-term notes at a discount; Snap-on is using, and has used, the $247.7 million of proceeds from the sale of these notes, net of $1.6 million of transaction costs, for general corporate purposes, which included working capital, capital expenditures, repayment of all or a portion of the company’s $200 million 6.25% unsecured notes that matured on August 15, 2011, and the financing of finance and contract receivables related to SOC. In January 2010, Snap-on repaid $150 million of unsecured floating rate debt upon its maturity with available cash.

In February 2009, Snap-on sold $300 million of unsecured fixed rate notes consisting of $100 million of unsecured 5.85% notes that mature in 2014, and $200 million of unsecured 6.70% notes that mature in 2019. In August 2009, Snap-on sold $250 million of unsecured 6.125% long-term notes that mature in 2021. Snap-on is using, and has used, the $545.9 million of proceeds from the sale of these notes, net of $4.1 million of transaction costs, for general corporate purposes,

2011 ANNUAL REPORT	47

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

including the funding of receivables contracts originated by SOC and the January 2010 repayment of $150 million of floating rate debt.

Proceeds from stock purchase plans and stock option exercises totaled $25.7 million in 2011. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options and other corporate purposes. In 2011, Snap-on repurchased 628,000 shares of its common stock for $37.4 million under its previously announced share repurchase programs. As of 2011 year end, Snap-on had remaining availability to repurchase up to an additional $157.1 million in common stock pursuant to its Board of Directors’ (“Board”) authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on repurchased 152,000 shares of its common stock for $8.7 million in 2010; Snap-on did not repurchase any shares of its common stock in 2009. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s share repurchases, if any, in 2012.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends paid in 2011, 2010 and 2009 totaled $76.7 million, $71.3 million and $69.0 million, respectively. On November 4, 2011, the company announced that its Board increased the quarterly cash dividend by 6.3% to $0.34 per share ($1.36 per share per year). Quarterly dividends declared in 2011 were $0.34 per share in the fourth quarter and $0.32 per share in the first three quarters ($1.30 per share for the year). Quarterly dividends in 2010 were $0.32 per share in the fourth quarter and $0.30 per share in the first three quarters ($1.22 per share for the year). Quarterly dividends in 2009 were $0.30 per share ($1.20 per share for the year).

	2011	2010	2009
Cash dividends paid per common share	$1.30	$1.22	$1.20
Cash dividends paid as a percent of prior-year retained earnings	4.7%	4.7%	4.7%

Snap-on believes that its cash generated from operations, available cash on hand and funds available from its credit facilities will be sufficient to pay dividends in 2012.

Off-Balance-Sheet Arrangements

Except as included below in the section labeled “Contractual Obligations and Commitments” and Note 15 to the Consolidated Financial Statements, the company had no off-balance-sheet arrangements as of 2011 year end.

Contractual Obligations and Commitments

A summary of Snap-on’s future contractual obligations and commitments as of 2011 year end are as follows:

(Amounts in millions)	Total	2012	2013-2014	2015-2016	2017 and thereafter
Contractual obligations:
Notes payable and current maturities of long-term debt	$16.2	$16.2	$–	$–	$–
Long-term debt	967.9	–	100.0	–	867.9
Interest on fixed rate debt	362.4	53.4	102.0	95.2	111.8
Operating leases	90.0	25.9	34.2	15.0	14.9
Capital leases	27.4	2.5	4.4	4.0	16.5
Purchase obligations	6.4	5.7	0.7	–	–

Total	$1,470.3	$103.7	$241.3	$114.2	$1,011.1

Snap-on intends to make contributions of $12.6 million to its foreign pension plans and $18.3 million to its domestic pension plans in 2012, as required by law. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2012. Snap-on has not presented estimated pension and postretirement funding contributions in the table above as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions; see Notes 11 and 12 to the Consolidated Financial Statements for information on the company’s benefit plans and payments.

48	SNAP-ON INCORPORATED

Due to the uncertainty of the timing of settlement with taxing authorities, Snap-on is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits for its remaining uncertain tax liabilities. As a result, $11.0 million of unrecognized tax benefits have been excluded from the table above; see Note 8 to the Consolidated Financial Statements for information on income taxes.

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

Revenue Recognition: Snap-on recognizes revenue from the sale of tools, diagnostics and equipment solutions when contract terms are met, the price is fixed or determinable, collectability is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer. For sales contingent upon customer acceptance, revenue recognition is deferred until such obligations are fulfilled. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and gross profit margin adjusted for known trends. Provisions for customer volume rebates, discounts and allowances are also recorded as a reduction of reported revenues at the time of sale based on historical experience and known trends. Revenue related to maintenance and subscription agreements is recognized over the terms of the respective agreements.

Snap-on also recognizes revenue related to multiple element arrangements, including sales of hardware, software and software-related services. When a sales arrangement contains multiple elements, such as hardware and software products and/or services, Snap-on uses the relative selling price method for hardware and related software elements that are essential to the hardware’s functionality. For software elements that are not essential to the hardware’s functionality and related software post-contract customer support, vendor specific objective evidence (“VSOE”) of fair value is used to allocate revenue to each element based on its relative fair value and, when necessary, uses the residual method to assign value to the delivered elements when VSOE only exists for the undelivered elements. The amount assigned to future

2011 ANNUAL REPORT	49

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

Financial Services Revenue: Snap-on also generates revenue from various financing programs that include (i) loans to franchisees’ customers and Snap-on’s industrial and other customers for the purchase or lease of tools, equipment and diagnostics products on an extended term payment plan; and (ii) business loans and vehicle leases to franchisees. These financing programs are offered through Snap-on’s wholly-owned finance subsidiaries. Financial services revenue consists of finance loan receivable revenue, installment contract revenue and servicing fee income received from CIT. For periods prior to July 16, 2009, financial services revenue also included gains from SOC’s sales of originated contracts to CIT. The decision to finance through Snap-on or another financing entity is solely at the election of the customer. When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. For finance and contract receivables, Snap-on assesses these factors through the use of credit quality indicators consisting primarily of consumer credit risk scores combined with internal credit risk grades, collection experience and other internal metrics.

Prior to July 2009, SOC substantially sold all of its loan originations to CIT on a limited recourse basis; SOC retained the right to service such loans for a contractual servicing fee. Contractual servicing fees were $2.3 million in 2011, $4.9 million in 2010 and $8.3 million in 2009.

Snap-on’s international finance subsidiaries own the loans originated through their financing programs; loans originated by SOC subsequent to July 2009, and loans retained by SOC prior to July 2009, are also owned by Snap-on. Revenue from interest income on the on-book financing portfolio is recognized over the life of the contracts, with interest computed on the average daily balances of the underlying contracts.

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

Snap-on evaluates the recoverability of goodwill by utilizing an income approach that estimates the fair value of the future discounted cash flows of the reporting units to which the goodwill relates. The future projections, which are based on both past performance and the projections and assumptions used in the company’s operating plans, are subject to change as a result of changing economic and competitive conditions. This approach reflects management’s internal outlook for the reporting units, which management believes provides the best determination of value due to management’s insight and experience with the reporting unit. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, working capital levels, expected RCI benefits, and a weighted-average cost of capital that reflects the specific risk profile of the reporting unit being tested. The company’s methodologies for valuing goodwill are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2011 impairment calculations were evaluated in light of current market and business conditions. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the reporting units’ projections of future operating results and cash flows and replicates how market participants would value the company’s reporting units in an orderly transaction.

50	SNAP-ON INCORPORATED

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

Snap-on also evaluates the recoverability of its indefinite-lived trademarks by utilizing an income approach that estimates the fair value of the future discounted cash flows of each of its trademarks. The future projections, which are based on both past performance and the projections and assumptions used in the company’s operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth and royalty rates, expected synergies, and a weighted-average cost of equity that reflects the specific risk profile of the trademark being tested. The company’s methodologies for valuing trademarks are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2011 impairment calculations were evaluated in light of current market and business conditions. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the trademarks’ projected future cash flows and replicates how market participants would value the company’s trademarks in an orderly transaction.

Snap-on did not recognize any impairment on its goodwill or other indefinite-lived intangible assets in 2011, 2010 or 2009. Inherent in fair value determinations are significant judgments and estimates, including material assumptions about future revenue, profitability and cash flows, the company’s operational plans and its interpretation of current economic indicators. Should the operations of the businesses with which goodwill or other indefinite-lived intangible assets are associated incur significant declines in profitability and cash flow due to significant and long-term adverse changes in business climate, including in Europe, adverse actions by regulators, unanticipated competition, loss of key customers, and/or changes in technology or markets, some or all of the recorded goodwill or other indefinite-lived intangible assets could be subject to impairment and could result in a material adverse effect on Snap-on’s financial position or results of operations.

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2011, the results of which did not result in any impairment. Although the company consistently uses the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. In performing its annual impairment testing the company performed a sensitivity analysis on the material assumptions used in the discounted cash flow valuation models for each of its 11 reporting units. Based on the company’s second quarter 2011 impairment testing and assuming a hypothetical 10% decrease in the estimated fair values of each of its 11 reporting units, the hypothetical fair value of each of the company’s 11 reporting units would have been greater than its carrying value. See Note 6 to the Consolidated Financial Statements for further information about goodwill and other intangible assets.

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

Significant and unanticipated changes in circumstances, such as significant and long-term adverse changes in business climate, including in Europe, adverse actions by regulators, unanticipated competition, loss of key customers and/or changes in technology or markets, could require a provision for impairment in a future period.

2011 ANNUAL REPORT	51

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

•

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

•

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

•

Other internal metrics – Snap-on maintains a system that aggregates credit exposure by customer, industry, risk classification and geographical area, among other factors, to further monitor changing risk profiles.

Management performs detailed reviews of its receivables on a monthly and/or quarterly basis to assess the adequacy of the allowances based on historical and current trends and other factors affecting credit losses and to determine if any impairment has occurred. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the loan agreement. In circumstances where the company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are maintained through adjustments to the provision for credit losses, which are charged to current period earnings; amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously charged-off accounts increase the allowances. Net charge-offs include the principal amount of losses charged off as well as charged-off interest and fees. Recovered interest and fees previously charged-off are recorded through the allowances for doubtful accounts. Finance receivables are assessed for charge-off when an account becomes 120 days past due and are charged-off typically within 60 days of asset repossession. Contract receivables related to equipment leases are generally charged-off when an account becomes 150 days past due while contract receivables related to franchise finance and van leases are generally charged off up to 180 days past the asset return. For finance and contract receivables, customer bankruptcies are generally charged-off upon notification that the associated debt is not being reaffirmed or, in any event, no later than 180 days past due.

Snap-on does not believe that trade accounts, finance or contract receivables represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. See Note 3 to the Consolidated Financial Statements for further information on allowances for doubtful accounts.

52	SNAP-ON INCORPORATED

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

Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected rate of return assumption for Snap-on’s domestic pension plan assets by 50 basis points would have increased Snap-on’s 2011 domestic pension expense by approximately $3.2 million. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its domestic plan assets.

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans. The methodology for selecting the discount rate as of 2011 and 2010 year end was to match the plan’s cash flows to that of a theoretical bond portfolio yield curve that provides the equivalent yields on zero-coupon bonds with an AA rating or better for each maturity. The selection of the 4.5% weighted-average discount rate for Snap-on’s domestic pension plans represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 basis points would have increased Snap-on’s 2011 domestic pension expense and projected benefit obligation by approximately $5.2 million and $57.4 million, respectively. At 2011 year end, Snap-on’s domestic projected benefit obligation comprised approximately 83% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 4.7% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 basis points would have increased Snap-on’s 2011 foreign pension expense and projected benefit obligation by approximately $1.7 million and $18.4 million, respectively.

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

Postretirement Benefits: Snap-on’s postretirement benefits obligation and related expense are calculated in accordance with U.S. GAAP and are impacted by certain actuarial assumptions, including health care trend rates. As of 2011 year end, an increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $1.7 million and the combined annual service and interest cost by $0.1 million. A corresponding decrease of one percentage point would decrease the accumulated postretirement benefit by $1.5 million and the combined annual service and interest cost by $0.1 million. See Note 12 to the Consolidated Financial Statements for further information on postretirement plans.

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

2011 ANNUAL REPORT	53

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

Outlook

Snap-on believes that continued advancement of its strategic framework will provide the opportunity to further capitalize on its defined runways for coherent growth and create long-term value for its shareholders. Specific opportunities for growth in 2012 include the areas of vehicle repair, critical industries and emerging markets. In vehicle repair, the company intends to continue to enhance its mobile tool distribution network by reaching more vehicle repair technicians. Similarly, Snap-on seeks to further penetrate another key customer group within vehicle repair – shop owners and managers – through direct and distributor channels within its Repair Systems & Information Group. The company also expects, as part of its coherent growth strategy, to continue rolling the Snap-on® brand “out of the garage,” providing professional technicians in a diverse cross-section of critical industries with a broad range of productivity solutions suited to their unique needs. In addition, Snap-on intends to continue investing in emerging markets, including the further expansion of its manufacturing capacity and product offerings in this arena. However, global market and economic conditions in 2012 may impact the level and timing of resources deployed in pursuit of these strategic initiatives, and Snap-on’s ability to achieve growth will depend on these as well as other factors that impact the company’s actual results.

In pursuit of these strategic initiatives, Snap-on anticipates that capital expenditures in 2012 will be in a range of $60 million to $70 million. Restructuring expenses in 2012 will include an estimated $6 million to $8 million charge in the second quarter of 2012 associated with the settlement of a pension plan related to the 2011 closure of the Newmarket, Canada, facility; pension expense in 2012, exclusive of this charge, is expected to be comparable with 2011 levels. Snap-on anticipates that its full year 2012 effective income tax rate will approximate 33.5%.

54	SNAP-ON INCORPORATED

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of 2011 year end was $2.3 million on interest rate-sensitive financial instruments and $0.6 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Credit risk is also monitored regularly through the use of internal proprietary, custom scoring models used to evaluate each transaction at the time of the application for credit and by periodically updating those credit scores for ongoing monitoring purposes. Snap-on evaluates credit quality through the use of an internal proprietary measuring system that provides a framework to analyze finance and contract receivables on the basis of risk factors of the individual obligor as well as transaction specific risk. Loans that have been granted are typically monitored through an asset quality review process that closely monitors past due accounts and initiates a progressive collection action process when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van loans sold by SOC; as of 2011 year end, $13.9 million of franchisee van loans contain a recourse provision to Snap-on if the loans become more than 90 days past due.

2011 ANNUAL REPORT	55

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

The principal raw material used in the manufacture of the company’s products is steel, which the company purchases in competitive, price-sensitive markets. To meet Snap-on’s high quality standards, the company’s steel needs range from specialized alloys, which are available only from a limited group of approved suppliers, to commodity types of alloys. These raw materials have historically exhibited price and demand cyclicality. Some of these materials have been, and in the future may be, in short supply. As some steel alloys require specialized manufacturing procedures, Snap-on could experience inventory shortages if it were required to use an alternative manufacturer on short notice. Additionally, unexpected price increases could result in higher prices to Snap-on’s customers or an erosion of the margins on its products.

Snap-on believes its ability to sell product is also dependent on the number of vehicles on the road, the number of miles driven and the general aging of vehicles. These factors affect the frequency, type and amount of service and repair performed on vehicles by technicians, and therefore affect the demand for the number of technicians, the prosperity of the technicians and, subsequently, the demand the technicians have for the company’s tools, other products and services, and the value they place on those products and services. To the extent that the prices of gasoline and other petroleum-based fuels increase, as they have at times in recent years, consumers may turn to other methods of transportation, including more frequent use of public transportation, which could result in a decrease in the use of privately operated vehicles. A decrease in the use of privately operated vehicles may lead to fewer repairs and less demand for the company’s products.

To the extent that commodity prices increase and the company does not have firm pricing agreements with its suppliers, the company may experience margin declines to the extent that it is not able to increase the selling prices of its products.

Item 8: Financial Statements and Supplementary Data

The financial statements and schedules are listed on page 62 and are incorporated by reference in this Item 8.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

56	SNAP-ON INCORPORATED

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2011, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, the company’s management believes that, as of December 31, 2011, our internal control over financial reporting was effective at a reasonable assurance level. The company’s internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

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

2011 ANNUAL REPORT	57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Snap-on Incorporated:

We have audited the internal control over financial reporting of Snap-on Incorporated and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011, of the Company and our report dated February 16, 2012, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin February 16, 2012

58	SNAP-ON INCORPORATED

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Incorporated by reference to sections entitled “Item 1: Election of Directors,” “Corporate Governance Practices and Board Information” and “Other Information” in Snap-on’s 2012 Annual Meeting Proxy Statement, which is expected to be mailed to shareholders on or about March 12, 2012 (the “2012 Proxy Statement”).

The Section 16(a) filing compliance disclosure pursuant to Item 405 of Regulation S-K is contained in Snap-on’s 2012 Proxy Statement in the section entitled “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The executive officers of Snap-on, their ages, and their titles as of December 31, 2011, and positions held during the last five years are listed below.

Nicholas T. Pinchuk (65) – Chairman of the Board of Directors since 2009, President and Chief Executive Officer since December 2007 and President and Chief Operating Officer from April to December 2007. Senior Vice President and President – Worldwide Commercial & Industrial Group from 2002 to 2007. Prior to joining Snap-on, Mr. Pinchuk held various positions, including President of Global Refrigeration Operations and President of Asia Pacific Operations, at Carrier Corporation, a producer of air conditioning, heating and refrigeration systems, and a subsidiary of United Technologies Corporation. Mr. Pinchuk serves on the board of directors of Columbus McKinnon Corporation.

Aldo J. Pagliari (57) – Senior Vice President – Finance and Chief Financial Officer since 2010. President – Snap-on Equipment from 2007 to 2010, and Group Controller / Director of Finance – Commercial & Industrial Group from 2002 to 2007.

Iain Boyd (49) – Vice President – Human Resources since 2007. Vice President, Human Resources – Snap-on Tools Group from 2004 to 2007.

Constance R. Johnsen (54) – Vice President and Controller since 2003.

Thomas L. Kassouf (59) – Senior Vice President and President – Snap-on Tools Company LLC since 2010. Senior Vice President and President – Commercial Division from 2007 to 2010. President – Commercial Group from April 2007 to December 2007, and President – Equipment Worldwide from 2003 to 2007.

Jeanne M. Moreno (57) – Vice President and Chief Information Officer since 2005.

Irwin M. Shur (53) – Vice President, General Counsel and Secretary since 2008. Prior to joining Snap-on, Mr. Shur was Vice President and General Counsel of Enodis plc, a manufacturer of equipment for the commercial foodservice industry.

Thomas J. Ward (59) – Senior Vice President and President – Repair Systems & Information Group since 2010. Senior Vice President and President – Snap-on Tools Company LLC from 2007 to 2010. Senior Vice President and President – Diagnostics & Information Group from 2005 to 2007.

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

2011 ANNUAL REPORT	59

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

Item 11: Executive Compensation

The information required by Item 11 is contained in Snap-on’s 2012 Proxy Statement in the sections entitled “Executive Compensation,” “Board Compensation,” “Compensation Committee Report,” and “Other Information” and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about Snap-on’s equity compensation plans at 2011 year end:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,591,828 (1)	$ 45.07 (2)	6,190,673 (3)
Equity compensation plans not approved by security holders	100,183 (4)	Not Applicable	– (5)

Total	2,692,011	$ 45.07 (2)	6,190,673(5)

(1)

Includes (i) options to acquire 2,523,429 shares granted under the 2001 Incentive Stock and Awards Plan; (ii) options to acquire 9,000 shares granted under the 2011 Incentive Stock and Awards Plan; and (iii) 59,399 shares represented by deferred share units under the Directors’ Fee Plan. Excludes 809,618 shares issuable in connection with the vesting of performance share awards, restricted stock units and restricted stock under the 2001 Incentive Stock and Awards Plan. Also excludes shares of common stock that may be issuable under the employee and dealer stock purchase plans.

(2)

Reflects only the weighted-average exercise price of outstanding stock options granted under the 2001 Incentive Stock and Awards Plan and the 1986 Incentive Stock Program, and does not include shares represented by deferred share units under the Directors’ Fee Plan and shares issuable in connection with the vesting of restricted stock units or performance units under the 2001 Incentive Stock and Awards Plan for which there are no exercise prices. Also excludes shares of common stock that may be issuable under the employee and dealer stock purchase plans.

(3)

Includes (i) 4,991,000 shares reserved for issuance under the 2011 Incentive Stock and Awards Plan; (ii) 151,011 shares reserved for issuance under the Directors’ Fee Plan; and (iii) 1,048,662 shares reserved for issuance under the employee stock purchase plan. No further awards may be granted under the 2001 Incentive Stock and Awards Plan.

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

60	SNAP-ON INCORPORATED

The additional information required by Item 12 is contained in Snap-on’s 2012 Proxy Statement in the sections entitled “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management” and “Other Information” and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the sections entitled “Corporate Governance Practices and Board Information – Board Information” and “Other Information – Transactions with the Company” in Snap-on’s 2012 Proxy Statement.

Item 14: Principal Accounting Fees and Services

Incorporated by reference to the section entitled “Deloitte & Touche LLP Fee Disclosure” in Snap-on’s 2012 Proxy Statement.

2011 ANNUAL REPORT	61

PART IV

Item 15: Exhibits, Financial Statement Schedules

Item 15(a): Documents Filed as Part of This Report:

1. List of Financial Statements

Unless otherwise indicated, references in the accompanying financial statements and notes to “fiscal 2011” or “2011” refer to the fiscal year ended December 31, 2011; references to “fiscal 2010” or “2010” refer to the fiscal year ended January 1, 2011; and references to “fiscal 2009” or “2009” refer to the fiscal year ended January 2, 2010. Balance sheet references in the accompanying financial statements and notes to 2011, 2010 and 2009 year end refer to balances as of December 31, 2011, January 1, 2011, and January 2, 2010, respectively.

The following consolidated financial statements of Snap-on and the Report of Independent Registered Public Accounting Firm thereon, are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Earnings for the 2011, 2010 and 2009 fiscal years.

•	Consolidated Statements of Comprehensive Income for the 2011, 2010 and 2009 fiscal years.

•	Consolidated Balance Sheets as of 2011 and 2010 year end.

•	Consolidated Statements of Shareholders’ Equity for the 2011, 2010 and 2009 fiscal years.

•	Consolidated Statements of Cash Flow for the 2011, 2010 and 2009 fiscal years.

•	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3. List of Exhibits

The exhibits filed with or incorporated by reference in this report are as specified in the exhibit index included herein.

62	SNAP-ON INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Snap-on Incorporated:

We have audited the accompanying consolidated balance sheets of Snap-on Incorporated and subsidiaries (the “Company”) as of December 31, 2011, and January 1, 2011, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Snap-on Incorporated and subsidiaries as of December 31, 2011, and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP Milwaukee, Wisconsin February 16, 2012

2011 ANNUAL REPORT	63

Consolidated Statements of Earnings

(Amounts in millions, except per share data)	2011	2010	2009
Net sales	$2,854.2	$2,619.2	$2,362.5
Cost of goods sold	(1,516.3)	(1,408.1)	(1,304.9)

Gross profit	1,337.9	1,211.1	1,057.6
Operating expenses	(953.7)	(894.1)	(824.4)

Operating earnings before financial services	384.2	317.0	233.2

Financial services revenue	124.3	62.3	58.3
Financial services expenses	(51.4)	(47.9)	(40.8)

Operating earnings from financial services before arbitration settlement	72.9	14.4	17.5
Arbitration settlement	18.0	–	–

Operating earnings from financial services	90.9	14.4	17.5

Operating earnings	475.1	331.4	250.7
Interest expense	(61.2)	(54.8)	(47.7)
Other income (expense) – net	(1.0)	0.8	2.3

Earnings before income taxes and equity earnings	412.9	277.4	205.3
Income tax expense	(133.7)	(87.6)	(62.7)

Earnings before equity earnings	279.2	189.8	142.6
Equity earnings, net of tax	4.6	3.2	1.1

Net earnings	283.8	193.0	143.7
Net earnings attributable to noncontrolling interests	(7.5)	(6.5)	(9.5)

Net earnings attributable to Snap-on Incorporated	$276.3	$186.5	$134.2

Net earnings per share attributable to Snap-on Incorporated:
Basic	$4.75	$3.22	$2.33
Diluted	4.71	3.19	2.32

Weighted-average shares outstanding:
Basic	58.2	58.0	57.7
Effect of dilutive options	0.5	0.4	0.2

Diluted	58.7	58.4	57.9

See Notes to Consolidated Financial Statements.

64	SNAP-ON INCORPORATED

Consolidated Statements of Comprehensive Income

(Amounts in millions)	2011	2010	2009
Comprehensive income (loss):
Net earnings	$283.8	$193.0	$143.7
Other comprehensive income (loss):
Foreign currency translation	(11.5)	(24.7)	67.9
Change in cash flow hedges	(0.4)	2.1	3.4
Change in pension and postretirement plans, net of tax	(57.9)	(13.8)	(32.0)

Total comprehensive income	214.0	156.6	183.0

Comprehensive income attributable to non-redeemable noncontrolling interest	(7.5)	(6.8)	(11.7)
Comprehensive loss attributable to redeemable noncontrolling interest	–	0.3	1.0

Comprehensive income attributable to Snap-on Incorporated	$206.5	$150.1	$172.3

See Notes to Consolidated Financial Statements.

2011 ANNUAL REPORT	65

Consolidated Balance Sheets

	Fiscal Year End
(Amounts in millions, except share data)	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$185.6	$572.2
Trade and other accounts receivable – net	463.5	443.3
Finance receivables – net	277.2	215.3
Contract receivables – net	49.7	45.6
Inventories – net	386.4	329.4
Deferred income tax assets	92.6	87.0
Prepaid expenses and other assets	75.7	72.7

Total current assets	1,530.7	1,765.5
Property and equipment – net	352.9	344.0
Deferred income tax assets	125.2	91.5
Long-term finance receivables – net	431.8	345.7
Long-term contract receivables – net	165.1	119.3
Goodwill	795.8	798.4
Other intangibles – net	188.3	192.8
Other assets	83.1	72.2

Total assets	$3,672.9	$3,729.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$16.2	$216.0
Accounts payable	124.6	146.1
Accrued benefits	48.8	45.0
Accrued compensation	91.0	86.7
Franchisee deposits	47.3	40.4
Other accrued liabilities	255.9	346.9

Total current liabilities	583.8	881.1
Long-term debt	967.9	954.8
Deferred income tax liabilities	108.1	94.4
Retiree health care benefits	52.8	59.6
Pension liabilities	317.7	246.1
Other long-term liabilities	95.3	89.0

Total liabilities	2,125.6	2,325.0

Commitments and contingencies (Note 15)

Shareholders’ equity
Shareholders’ equity attributable to Snap-on Incorporated
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,335,341 and 67,300,630 shares)	67.3	67.3
Additional paid-in capital	181.4	169.2
Retained earnings	1,843.7	1,644.1
Accumulated other comprehensive loss	(174.6)	(104.8)
Treasury stock at cost (9,110,389 and 9,119,085 shares)	(386.9)	(387.3)

Total shareholders’ equity attributable to Snap-on Incorporated	1,530.9	1,388.5
Noncontrolling interests	16.4	15.9

Total shareholders’ equity	1,547.3	1,404.4

Total liabilities and shareholders’ equity	$3,672.9	$3,729.4

See Notes to Consolidated Financial Statements.

66	SNAP-ON INCORPORATED

Consolidated Statements of Shareholders’ Equity

	Shareholders’ equity attributable to Snap-on Incorporated
(Amounts in millions, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Shareholders’ Equity

Balance at January 3, 2009	$67.2	$155.5	$1,463.7	$(106.5)	$(393.4)	$18.0	$1,204.5
Net earnings for 2009 (excludes $1.0 million of net loss attributable to the redeemable noncontrolling interest)	–	–	134.2	–	–	10.5	144.7
Foreign currency translation	–	–	–	67.9	–	–	67.9
Change in cash flow hedges	–	–	–	2.2	–	1.2	3.4
Change in pension and postretirement plans, net of tax of $17.6 million	–	–	–	(32.0)	–	–	(32.0)
Cash dividends – $1.20 per share	–	–	(69.0)	–	–	–	(69.0)
Dividend reinvestment plan and other	0.1	1.4	–	–	–	(6.0)	(4.5)
Purchase of noncontrolling interest	–	–	–	–	–	(8.1)	(8.1)
Stock compensation plans	–	(1.8)	–	–	1.2	–	(0.6)
Tax deficiency from certain stock options	–	(0.7)	–	–	–	–	(0.7)

Balance at January 2, 2010	67.3	154.4	1,528.9	(68.4)	(392.2)	15.6	1,305.6
Net earnings for 2010 (excludes $0.3 million of net loss attributable to the redeemable noncontrolling interest)	–	–	186.5	–	–	6.8	193.3
Foreign currency translation	–	–	–	(24.7)	–	–	(24.7)
Change in cash flow hedges	–	–	–	2.1	–	–	2.1
Change in pension and postretirement plans, net of tax of $7.8 million	–	–	–	(13.8)	–	–	(13.8)
Cash dividends – $1.22 per share	–	–	(71.3)	–	–	–	(71.3)
Dividend reinvestment plan and other	–	1.4	–	–	–	(6.5)	(5.1)
Stock compensation plans	–	17.2	–	–	13.6	–	30.8
Share repurchases – 152,000 shares	–	–	–	–	(8.7)	–	(8.7)
Tax benefit from certain stock options	–	1.9	–	–	–	–	1.9
Purchase of redeemable noncontrolling interest	–	(5.7)	–	–	–	–	(5.7)

Balance at January 1, 2011	67.3	169.2	1,644.1	(104.8)	(387.3)	15.9	1,404.4
Net earnings for 2011	–	–	276.3	–	–	7.5	283.8
Foreign currency translation	–	–	–	(11.5)	–	–	(11.5)
Change in cash flow hedges	–	–	–	(0.4)	–	–	(0.4)
Change in pension and postretirement plans, net of tax of $30.9 million	–	–	–	(57.9)	–	–	(57.9)
Cash dividends – $1.30 per share	–	–	(76.7)	–	–	–	(76.7)
Dividend reinvestment plan and other	–	2.1	–	–	–	(7.0)	(4.9)
Stock compensation plans	–	7.3	–	–	37.8	–	45.1
Share repurchases – 628,000 shares	–	–	–	–	(37.4)	–	(37.4)
Tax benefit from certain stock options	–	2.8	–	–	–	–	2.8

Balance at December 31, 2011	$67.3	$181.4	$1,843.7	$(174.6)	$(386.9)	$16.4	$1,547.3

See Notes to Consolidated Financial Statements.

2011 ANNUAL REPORT	67

Consolidated Statements of Cash Flow

(Amounts in millions)	2011	2010	2009
Operating activities:
Net earnings	$283.8	$193.0	$143.7
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	49.3	48.7	49.9
Amortization of other intangibles	25.3	24.0	24.7
Provision for losses on finance receivables	13.3	13.9	6.2
Provision for losses on non-finance receivables	12.9	20.5	–
Stock-based compensation expense (income)	20.3	14.9	(3.0)
Excess tax benefits from stock-based compensation	(2.8)	(1.5)	–
Deferred income tax (benefit) provision	5.1	(18.0)	4.8
Loss (gain) on sale of assets	(0.1)	(0.2)	0.4
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in trade and other accounts receivable	(36.8)	(56.5)	52.4
(Increase) decrease in contract receivables	(51.5)	(60.1)	(33.8)
(Increase) decrease in inventories	(60.9)	(55.2)	98.4
(Increase) decrease in prepaid and other assets	(35.7)	(26.1)	14.1
Increase (decrease) in accounts payable	(21.5)	26.2	(7.1)
Increase (decrease) in accruals and other liabilities	(72.2)	16.8	(3.6)

Net cash provided by operating activities	128.5	140.4	347.1

Investing activities:
Additions to finance receivables	(519.1)	(497.6)	(265.5)
Collections of finance receivables	356.9	245.2	82.0
Capital expenditures	(61.2)	(51.1)	(64.4)
Acquisitions of businesses	–	(7.7)	(8.1)
Disposal of property and equipment	3.7	7.9	1.3
Other	0.1	0.3	13.0

Net cash used by investing activities	(219.6)	(303.0)	(241.7)

Financing activities:
Repayment of long-term debt	(200.0)	(150.0)	–
Proceeds from issuance of long-term debt	–	247.7	545.9
Proceeds from short-term borrowings	19.7	21.8	–
Repayments of short-term borrowings	(17.9)	(21.8)	–
Net increase (decrease) in other short-term borrowings	(1.2)	(0.2)	1.7
Purchase of treasury stock	(37.4)	(8.7)	–
Proceeds from stock purchase and option plans	25.7	23.7	4.5
Cash dividends paid	(76.7)	(71.3)	(69.0)
Excess tax benefits from stock-based compensation	2.8	1.5	–
Other	(8.7)	(7.9)	(7.5)

Net cash provided (used) by financing activities	(293.7)	34.8	475.6

Effect of exchange rate changes on cash and cash equivalents	(1.8)	0.6	2.6

Increase (decrease) in cash and cash equivalents	(386.6)	(127.2)	583.6
Cash and cash equivalents at beginning of year	572.2	699.4	115.8

Cash and cash equivalents at end of year	$185.6	$572.2	$699.4

Supplemental cash flow disclosures:
Cash paid for interest	$(59.3)	$(55.4)	$(36.4)
Net cash paid for income taxes	(128.8)	(118.3)	(55.3)

See Notes to Consolidated Financial Statements.

68	2011 ANNUAL REPORT

Notes to Consolidated Financial Statements

Note 1: Summary of Accounting Policies

Principles of consolidation and presentation: The Consolidated Financial Statements include the accounts of Snap-on Incorporated (“Snap-on” or “the company”), and its wholly-owned and majority-owned subsidiaries.

Snap-on accounts for investments in unconsolidated affiliates where Snap-on has a greater than 20% but less than 50% ownership interest under the equity method of accounting. Investments in unconsolidated affiliates of $40.7 million as of 2011 year end and $39.4 million as of 2010 year end are included in “Other assets” on the accompanying Consolidated Balance Sheets. Equity investment dividends received in 2011 and 2010 totaled $5.0 million and $2.0 million, respectively; no equity investment dividends were received in 2009. In the normal course of business, the company may purchase products or services from unconsolidated affiliates; purchases from unconsolidated affiliates were $20.1 million, $19.2 million and $19.7 million in 2011, 2010 and 2009, respectively. The Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated.

Snap-on Credit LLC (“SOC”) is the company’s financial services operation in the United States. Snap-on terminated its SOC financial services joint venture agreement with CIT Group Inc. (“CIT”) on July 16, 2009, and subsequently acquired, pursuant to the terms of the joint venture agreement, CIT’s 50%-ownership interest in SOC. As a result of acquiring CIT’s ownership interest, SOC became a wholly-owned subsidiary of Snap-on and Snap-on began providing financing for the majority of new loans originated by SOC; previously, substantially all of the loans originated by SOC were sold to CIT. Prior to July 16, 2009, SOC was a consolidated financial services joint venture, as Snap-on was the primary beneficiary of the joint venture agreement. See Notes 2, 3 and 15 for further information on SOC.

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

Fiscal year accounting period: Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. The 2011, 2010 and 2009 fiscal years each contained 52 weeks and ended on December 31, 2011 (“2011”), January 1, 2011 (“2010”), and January 2, 2010 (“2009”), respectively.

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

Revenue recognition: Snap-on recognizes revenue from the sale of tools, diagnostics and equipment solutions when contract terms are met, the price is fixed or determinable, collectability is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer. For sales contingent upon customer acceptance, revenue recognition is deferred until such obligations are fulfilled. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and gross profit margin adjusted for known trends. Provisions for customer volume rebates, discounts and allowances are also recorded as a reduction of reported revenues at the time of sale based on historical experience and known trends. Revenue related to maintenance and subscription agreements is recognized over the terms of the respective agreements.

2011 ANNUAL REPORT	69

Notes to Consolidated Financial Statements (continued)

Snap-on also recognizes revenue related to multiple element arrangements, including sales of hardware, software and software-related services. When a sales arrangement contains multiple elements, such as hardware and software products and/or services, Snap-on uses the relative selling price method for hardware and related software elements that are essential to the hardware’s functionality. For software elements that are not essential to the hardware’s functionality and related software post-contract customer support, vendor specific objective evidence (“VSOE”) of fair value is used to allocate revenue to each element based on its relative fair value and, when necessary, uses the residual method to assign value to the delivered elements when VSOE only exists for the undelivered elements. The amount assigned to future delivery of products or services is recognized when the product is delivered and/or when the services are performed. In instances where the product and/or services are performed over an extended period, as is the case with subscription agreements or the providing of ongoing support, revenue is generally recognized on a straight-line basis over the term of the agreement, which generally ranges from 12 to 60 months.

Franchise fee revenue, including nominal, non-refundable initial and ongoing monthly fees (primarily for sales, business training, marketing and product promotion programs), is recognized as the fees are earned.

Financial services revenue: Financial services revenue consists of finance loan receivable revenue, installment contract revenue, servicing fee income received from CIT and, prior to July 16, 2009, gains from SOC’s sales of originated loans to CIT.

Snap-on generates financial services revenue from various financing programs that include (i) loans to franchisees’ customers and Snap-on’s industrial and other customers for the purchase or lease of tools, equipment and diagnostics products on an extended term payment plan; and (ii) business loans and vehicle leases to franchisees. These financing programs are offered through Snap-on’s wholly-owned finance subsidiaries. Prior to the July 2009 acquisition of CIT’s 50%-ownership interest in SOC, financial services revenue in the United States was primarily generated from SOC’s sales of originated contracts to CIT.

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

Research and engineering: Snap-on incurred research and engineering costs of $41.2 million, $38.1 million and $36.7 million in 2011, 2010 and 2009, respectively.

Internally developed software: Costs incurred in the development of software that will ultimately be sold are capitalized from the time technological feasibility has been attained and capitalization ceases when the related product is ready for general release. During 2011, 2010 and 2009, Snap-on capitalized $19.5 million, $13.0 million and $7.8 million, respectively, of such costs. Amortization of capitalized software development costs, which is included in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings, was $12.6 million in 2011, $10.9 million in 2010 and $9.4 million in 2009. Unamortized capitalized software development costs of $33.1 million as of 2011 year end and $26.1 million as of 2010 year end are included in “Other intangibles – net” on the accompanying Consolidated Balance Sheets.

Internal-use software: Costs that are incurred in creating software solutions and enhancements to those solutions are capitalized only during the application development stage of the project.

70	SNAP-ON INCORPORATED

Shipping and handling: Amounts billed to customers for shipping and handling are included as a component of sales. Costs incurred by Snap-on for shipping and handling are included as a component of cost of goods sold when the costs relate to manufacturing activities. In 2011, 2010 and 2009, Snap-on incurred shipping and handling charges of $39.3 million, $32.3 million and $26.6 million, respectively, that were recorded in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings. Shipping and handling costs incurred in conjunction with selling or distribution activities are included as a component of operating expenses. In 2011, 2010 and 2009, Snap-on incurred shipping and handling charges of $64.0 million, $60.8 million and $51.7 million, respectively, that were recorded in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

Advertising and promotion: Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. For 2011, 2010 and 2009, advertising and promotion expenses totaled $46.3 million, $41.1 million and $36.8 million, respectively.

Warranties: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. See Note 15 for further information on warranties.

Foreign currency translation: The financial statements of Snap-on’s foreign subsidiaries are translated into U.S. dollars. Assets and liabilities of foreign subsidiaries are translated at current rates of exchange, and income and expense items are translated at the average exchange rate for the period. The resulting translation adjustments are recorded directly into “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets. Foreign exchange transactions resulted in a pretax loss of $2.6 million in 2011, a pretax loss of $0.7 million in 2010, and a pretax gain of $0.6 million in 2009. Foreign exchange transaction gains and losses are reported in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings.

Income taxes: Current tax assets and liabilities are based upon an estimate of taxes refundable or payable for each of the jurisdictions in which the company is subject to tax. In the ordinary course of business, there is inherent uncertainty in quantifying income tax positions. Snap-on assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, Snap-on records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. When applicable, associated interest and penalties are recognized as a component of income tax expense. Accrued interest and penalties are included within the related tax asset or liability on the accompanying Consolidated Balance Sheets.

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

Per share data: Basic earnings per share calculations were computed by dividing net earnings attributable to Snap-on Incorporated by the corresponding weighted-average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Snap-on had dilutive shares totaling 533,056 shares, 390,833 shares and 212,318 shares, in 2011, 2010 and 2009, respectively. Options to purchase 2,218,407 shares, 667,208 shares and 1,479,619 shares of Snap-on common stock for the years ended 2011, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common stock for the respective year and, as a result, the effect on earnings per share would be anti-dilutive. Performance units and performance-based restricted stock units (“RSUs”) do not affect the diluted earnings per share calculation until it is determined that the applicable performance metrics have been met. See Note 13 for further information on performance awards and RSUs.

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

2011 ANNUAL REPORT	71

Notes to Consolidated Financial Statements (continued)

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

•

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

•

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

•

Other internal metrics – Snap-on maintains a system that aggregates credit exposure by customer, industry, risk classification and geographical area, among other factors, to further monitor changing risk profiles.

72	SNAP-ON INCORPORATED

Management performs detailed reviews of its receivables on a monthly and/or quarterly basis to assess the adequacy of the allowances based on historical and current trends and other factors affecting credit losses and to determine if any impairment has occurred. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the loan agreement. In circumstances where the company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are maintained through adjustments to the provision for credit losses, which are charged to current period earnings; amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously charged-off accounts increase the allowances. Net charge-offs include the principal amount of losses charged off as well as charged-off interest and fees. Recovered interest and fees previously charged-off are recorded through the allowances for doubtful accounts. Finance receivables are assessed for charge-off when an account becomes 120 days past due and are charged-off typically within 60 days of asset repossession. Contract receivables related to equipment leases are generally charged-off when an account becomes 150 days past due while contract receivables related to franchise finance and van leases are generally charged off up to 180 days past the asset return. For finance and contract receivables, customer bankruptcies are generally charged-off upon notification that the associated debt is not being reaffirmed or, in any event, no later than 180 days past due.

Snap-on does not believe that trade accounts, finance or contract receivables represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. See Note 3 for further information on receivables and allowances for doubtful accounts.

Other accrued liabilities: Supplemental balance sheet information for “Other accrued liabilities” as of 2011 and 2010 year end is as follows:

(Amounts in millions)	2011	2010
Income taxes	$11.7	$12.5
Accrued restructuring	8.4	10.5
Accrued replacements/warranty	18.6	16.9
Deferred subscription revenue	24.9	18.6
Accrued property, payroll and other tax	30.4	27.5
Accrued selling and promotion expense	29.1	32.4
Amounts withheld from CIT	–	107.8
Other	132.8	120.7

Total other accrued liabilities	$255.9	$346.9

Other accrued liabilities as of 2010 year end included $107.8 million of amounts withheld from CIT related to a dispute between the parties concerning various payments made during the course of the financial services joint venture. On May 5, 2011, Snap-on and CIT amicably settled their dispute and, in the second quarter of 2011, Snap-on recorded an $18.0 million pretax arbitration settlement gain and paid $89.8 million of cash to CIT, representing $107.8 million of cash previously withheld net of the $18.0 million settlement. See Note 15 for further information.

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

2011 ANNUAL REPORT	73

Notes to Consolidated Financial Statements (continued)

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

Accumulated other comprehensive loss: The components of “Accumulated other comprehensive loss” (“Accumulated OCI”) on the accompanying Consolidated Balance Sheets as of 2011 and 2010 year end are as follows:

(Amounts in millions)	2011	2010
Foreign currency translation adjustment	$94.7	$106.2
Unamortized loss on pension and postretirement benefit plans, net of tax of $157.8 million and $126.9 million, respectively	(271.4)	(213.5)
Other	2.1	2.5

Accumulated other comprehensive loss	$(174.6)	$(104.8)

New accounting standards

Goodwill

The Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance in September 2011 to amend previous guidance on the testing of goodwill for impairment; the guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would still be required. The adoption of this updated authoritative guidance is not expected to have a significant impact on the company’s Consolidated Financial Statements.

Fair Value Measurements

The FASB issued updated authoritative guidance in May 2011 to amend fair value measurements and related disclosures; the guidance becomes effective for Snap-on on a prospective basis at the beginning of its 2012 fiscal year. This guidance relates to a major convergence project of the FASB and the International Accounting Standards Board to improve International Financial Reporting Standards (“IFRS”) and U.S. GAAP. This guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. The guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The adoption of this updated authoritative guidance is not expected to have a significant impact on the company’s Consolidated Financial Statements.

74	SNAP-ON INCORPORATED

Disclosures Relating To Comprehensive Income

The FASB issued updated authoritative guidance in June 2011 to amend the presentation of comprehensive income in financial statements. The FASB also issued an accounting standards update in December 2011 that indefinitely deferred certain financial statement presentation provisions contained in its original June 2011 guidance. The guidance becomes effective for Snap-on on a retrospective basis at the beginning of its 2012 fiscal year. This guidance gives companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. Under both alternatives, companies will be required to present each component of net income and comprehensive income. The adoption of this updated authoritative guidance may impact the presentation of the company’s Consolidated Financial Statements and disclosures, but it will not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

Revenue Arrangements with Multiple Deliverables

Previously released guidance on revenue arrangements with multiple deliverables was amended by the FASB in October 2009; the amended guidance became effective for Snap-on at the beginning of its 2011 fiscal year. The amendment addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The amendment has been applied prospectively for new or materially modified arrangements; the adoption of this guidance had no impact on the company’s Consolidated Financial Statements.

Certain Revenue Arrangements that Include Software Elements

Previously released guidance on certain revenue arrangements that include software elements was amended by the FASB in October 2009; the amended guidance became effective for Snap-on at the beginning of its 2011 fiscal year. The amendment removes tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product’s essential functionality, and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The amendment has been applied prospectively for new or materially modified arrangements; the adoption of this guidance had no impact on the company’s Consolidated Financial Statements.

Note 2: Acquisitions

Snap-on acquired a 60% interest in Snap-on Asia Manufacturing (Zhejiang) Co. Ltd. (“Xiaoshan”) (formerly known as Wanda Snap-on (Zhejiang) Co. Ltd.), the company’s tool manufacturing operation in Xiaoshan, China, in March 2008. Snap-on acquired the remaining 40% redeemable noncontrolling interest in Xiaoshan in April 2010 for a purchase price of $7.7 million and $0.1 million of transaction costs. The acquisition of Xiaoshan is part of the company’s ongoing strategic initiatives to further expand its manufacturing presence in emerging growth markets and lower-cost regions.

Snap-on terminated its SOC financial services joint venture agreement with CIT on July 16, 2009, and subsequently acquired, pursuant to the terms of the joint venture agreement, CIT’s 50%-ownership interest in SOC for a cash purchase price of $8.1 million. The $8.1 million purchase price represented the book value, and approximated the fair value, of CIT’s ownership interest in SOC as of the acquisition date; no goodwill or intangible assets were recorded as a result of this acquisition.

Snap-on has included the accounts of SOC in its consolidated financial statements since 2004, as Snap-on concluded that it was the primary beneficiary of the joint venture arrangement. From 2004 until the July 2009 termination date, CIT’s ownership interest in SOC was reported in the company’s Consolidated Financial Statements as a noncontrolling interest. For segment reporting purposes, the results of operations and assets of SOC are included in Financial Services.

Note 3: Receivables

Trade and Other Accounts Receivable

Snap-on’s trade and other accounts receivable primarily arise from the sale of tools, diagnostics and equipment to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel on a non-extended-term basis with payment terms generally ranging from 30 to 120 days.

2011 ANNUAL REPORT	75

Notes to Consolidated Financial Statements (continued)

The components of Snap-on’s trade and other accounts receivable as of 2011 and 2010 year end are as follows:

(Amounts in millions)	2011	2010
Trade and other accounts receivable	$485.5	$470.3
Allowances for doubtful accounts	(22.0)	(27.0)

Total trade and other accounts receivable – net	$463.5	$443.3

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

Snap-on did not purchase or sell any finance or contract receivables during 2011 or 2010.

The components of Snap-on’s current finance and contract receivables as of 2011 and 2010 year end are as follows:

(Amounts in millions)	2011	2010
Finance receivables, net of unearned finance charges of $7.6 million and $7.0 million	$285.3	$222.4
Contract receivables, net of unearned finance charges of $9.1 million and $6.0 million	51.2	46.8

Total	336.5	269.2

Allowances for doubtful accounts:
Finance receivables	(8.1)	(7.1)
Contract receivables	(1.5)	(1.2)

Total	(9.6)	(8.3)

Total current finance and contract receivables – net	$326.9	$260.9

Finance receivables – net	$277.2	$215.3
Contract receivables – net	49.7	45.6

Total current finance and contract receivables – net	$326.9	$260.9

76	SNAP-ON INCORPORATED

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of 2011 and 2010 year end are as follows:

(Amounts in millions)	2011	2010
Finance receivables, net of unearned finance charges of $9.4 million and $8.7 million	$447.9	$360.1
Contract receivables, net of unearned finance charges of $12.1 million and $8.4 million	167.7	122.1

Total	615.6	482.2

Allowances for doubtful accounts:
Finance receivables	(16.1)	(14.4)
Contract receivables	(2.6)	(2.8)

Total	(18.7)	(17.2)

Total long-term finance and contract receivables – net	$596.9	$465.0

Finance receivables – net	$431.8	$345.7
Contract receivables – net	165.1	119.3

Total long-term finance and contract receivables – net	$596.9	$465.0

Long-term finance and contract receivables installments, net of unearned finance charges, as of 2011 and 2010 year end are scheduled as follows:

	2011		2010
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Due in Months:
13 – 24	$223.8	$44.9	$172.3	$31.3
25 – 36	141.9	37.0	116.5	25.6
37 – 48	59.2	28.6	50.3	20.3
49 – 60	22.4	18.6	20.3	15.2
Thereafter	0.6	38.6	0.7	29.7

Total	$447.9	$167.7	$360.1	$122.1

Delinquency is the primary indicator of credit quality for finance and contract receivables. Receivable balances are considered delinquent when contractual payments on the loans become 30 days past due.

Finance receivables are generally placed on nonaccrual status (nonaccrual of interest and other fees) (i) when a customer is placed on repossession status; (ii) upon receipt of notification of bankruptcy; (iii) upon the death of a customer; or (iv) in other instances in which management concludes collectability is not reasonably assured. Finance receivables that are considered nonperforming include receivables that are on nonaccrual status and receivables that are generally more than 90 days past due.

Contract receivables are generally placed on nonaccrual status (i) when a receivable is more than 90 days past due or at the point a customer’s account is placed on terminated status regardless of its delinquency status; (ii) upon the death of a customer; or (iii) in other instances in which management concludes collectability is not reasonably assured. Contract receivables that are considered nonperforming include receivables that are on nonaccrual status and receivables that are generally more than 90 days past due.

2009 ANNUAL REPORT	77

Notes to Consolidated Financial Statements (continued)

The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the loan agreement. Impaired receivables are covered by the company’s finance and contract allowances for doubtful accounts reserves and are charged-off against the reserves when appropriate. As of 2011 and 2010 year end, there were $11.5 million and $7.4 million, respectively, of impaired finance receivables, and there were $0.7 million and $0.8 million, respectively, of impaired contract receivables.

The aging of finance and contract receivables as of 2011 and 2010 year end is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
2011 year end:
Finance receivables	$8.0	$3.0	$6.6	$17.6	$715.6	$733.2	$4.8
Contract receivables	0.9	0.4	0.6	1.9	217.0	218.9	0.2
2010 year end:
Finance receivables	$5.0	$3.0	$3.8	$11.8	$570.7	$582.5	$2.7
Contract receivables	0.4	0.1	0.2	0.7	168.2	168.9	–

The amount of performing and nonperforming finance and contract receivables based on payment activity as of 2011 and 2010 year end is as follows:

	2011		2010
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$721.7	$218.2	$575.1	$168.1
Nonperforming	11.5	0.7	7.4	0.8

Total	$733.2	$218.9	$582.5	$168.9

The amount of finance and contract receivables on nonaccrual status as of 2011 and 2010 year end is as follows:

(Amounts in millions)	2011	2010
Finance receivables	$6.8	$4.7
Contract receivables	0.7	0.8

The following is a rollforward of the allowances for credit losses for finance and contract receivables for 2011:

	2011
(Amounts in millions)	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of year	$21.5	$4.0
Provision for bad debt expense	13.3	0.8
Charge-offs	(14.3)	(1.5)
Recoveries	3.8	0.8
Currency translation	(0.1)	–

End of year	$24.2	$4.1

78	SNAP-ON INCORPORATED

The following is a rollforward of the combined allowances for doubtful accounts related to trade and other accounts receivable, as well as finance and contract receivables for 2011, 2010 and 2009:

(Amounts in millions)	Balance at Beginning of Year	Expenses	Deductions (1)	Balance at End of Year
Allowances for doubtful accounts:
2011	$52.5	$26.2	$(28.4)	$50.3
2010	40.6	34.4	(22.5)	52.5
2009	26.3	33.5	(19.2)	40.6

(1)	Represents write-offs of bad debts, net of recoveries, and the net impact of currency translation.

The increase in the allowances for doubtful accounts over 2009 year-end levels primarily reflects the building of allowances as a result of the growth in the on-book finance portfolio at SOC.

Prior to the July 2009 termination of the company’s financial services joint venture with CIT, SOC sold substantially all new finance and contract loan originations to CIT on a limited recourse basis; SOC retained the right to service such loans for a contractual servicing fee. As of 2011 year end, the remaining portfolio of receivables owned by CIT that is being serviced by SOC was approximately $119.5 million. Contractual servicing fees were $2.3 million in 2011, $4.9 million in 2010 and $8.3 million in 2009.

Note 4: Inventories

Inventories by major classification as of 2011 and 2010 year end are as follows:

(Amounts in millions)	2011	2010
Finished goods	$343.8	$308.7
Work in progress	32.2	25.0
Raw materials	80.5	64.1

Total FIFO value	456.5	397.8
Excess of current cost over LIFO cost	(70.1)	(68.4)

Total inventories – net	$386.4	$329.4

Inventories accounted for using the FIFO method as of 2011 and 2010 year end approximated 62% and 64%, respectively, of total inventories. The company accounts for its non-U.S. inventory on the FIFO method. As of 2011 year end, approximately 28% of the company’s U.S. inventory was accounted for using the FIFO method and 72% was accounted for using the LIFO method. LIFO inventory liquidations resulted in a reduction of “Cost of goods sold” on the accompanying Consolidated Statements of Earnings of $9.5 million in 2009; there were no LIFO inventory liquidations in 2011 or 2010.

Note 5: Property and Equipment

Snap-on’s property and equipment values, which are carried at cost, as of 2011 and 2010 year end are as follows:

(Amounts in millions)	2011	2010
Land	$19.8	$20.5
Buildings and improvements	274.9	261.9
Machinery, equipment and computer software	632.3	620.9

Property and equipment – gross	927.0	903.3
Accumulated depreciation and amortization	(574.1)	(559.3)

Property and equipment – net	$352.9	$344.0

2011 ANNUAL REPORT	79

Notes to Consolidated Financial Statements (continued)

The estimated service lives of property and equipment are principally as follows:

Buildings and improvements	3 to 50 years
Machinery, equipment and computer software	2 to 15 years

The cost and accumulated depreciation of property and equipment under capital leases as of 2011 and 2010 year end are as follows:

(Amounts in millions)	2011	2010
Buildings and improvements	$30.0	$28.4
Machinery, equipment and computer software	1.6	1.6
Accumulated depreciation	(10.6)	(8.6)

Net book value	$21.0	$21.4

Depreciation expense was $49.3 million, $48.7 million and $49.9 million in 2011, 2010 and 2009, respectively.

Note 6: Intangible and Other Assets

The changes in the carrying amount of goodwill by segment for 2011 and 2010 are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of 2009 year end	$311.8	$12.5	$490.0	$814.3
Currency translation	(12.5)	–	(3.4)	(15.9)

Balance as of 2010 year end	299.3	12.5	486.6	798.4
Currency translation	(2.3)	–	(0.3)	(2.6)

Balance as of 2011 year end	$297.0	$12.5	$486.3	$795.8

Additional disclosures related to other intangible assets as of 2011 and 2010 year end are as follows:

	2011		2010
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$134.4	$(45.3)	$134.3	$(36.8)
Developed technology	19.1	(16.8)	19.1	(14.8)
Internally developed software	85.1	(52.0)	66.2	(40.1)
Patents	27.2	(17.8)	27.1	(16.6)
Trademarks	2.4	(1.2)	2.0	(0.5)
Other	7.0	(0.9)	8.3	(2.3)

Total	275.2	(134.0)	257.0	(111.1)
Non-amortized trademarks	47.1	–	46.9	–

Total other intangible assets	$322.3	$(134.0)	$303.9	$(111.1)

Significant and unanticipated changes in circumstances, such as significant and long-term adverse changes in business climate, loss of key customers and/or changes in technology or markets, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of 2011 year end, the company has no accumulated impairment losses.

80	SNAP-ON INCORPORATED

The weighted-average amortization periods related to other intangible assets are as follows:

(In years)	Weighted-average Amortization
Customer relationships	16
Developed technology	5
Internally developed software	3
Patents	11
Trademarks	6
Other	39

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

The aggregate amortization expense for 2011, 2010 and 2009 was $25.3 million, $24.0 million and $24.7 million, respectively. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $24.4 million in 2012, $18.1 million in 2013, $12.0 million in 2014, $9.4 million in 2015, and $9.2 million in 2016.

Note 7: Exit and Disposal Activities

Snap-on recorded costs associated with exit and disposal activities of $12.2 million and $14.2 million during 2011 and 2010, respectively. The 2011 and 2010 costs associated with exit and disposal activities by operating segment are as follows:

(Amounts in millions)	2011	2010
Exit and disposal costs:
Cost of goods sold:
Commercial & Industrial Group	$2.9	$4.3
Snap-on Tools Group	3.7	4.9
Repair Systems & Information Group	1.0	1.6

Total cost of goods sold	7.6	10.8

Operating expenses:
Commercial & Industrial Group	2.7	0.9
Snap-on Tools Group	0.6	0.4
Repair Systems & Information Group	1.1	1.9
Corporate	0.2	0.2

Total operating expenses	4.6	3.4

Total exit and disposal costs:
Commercial & Industrial Group	5.6	5.2
Snap-on Tools Group	4.3	5.3
Repair Systems & Information Group	2.1	3.5
Corporate	0.2	0.2

Total exit and disposal costs	$12.2	$14.2

2011 ANNUAL REPORT	81

Notes to Consolidated Financial Statements (continued)

Of the $12.2 million of exit and disposal costs incurred in 2011, $8.2 million qualified for accrual treatment. Of the $14.2 million of exit and disposal costs incurred in 2010, $10.0 million qualified for accrual treatment. Costs associated with exit and disposal activities in 2011 primarily related to headcount reductions from (i) the 2011 closure of the company’s Newmarket, Canada, tool storage manufacturing facility; (ii) the ongoing optimization of the company’s cost structure in Europe; and (iii) various other management and realignment actions.

Snap-on’s exit and disposal accrual activity related to 2011 and 2010 actions is as follows:

(Amounts in millions)	Balance at 2009 Year End	Provision in 2010	Usage in 2010	Balance at 2010 Year End	Provision in 2011	Usage in 2011	Balance at 2011 Year End
Severance costs:
Commercial & Industrial Group	$4.8	$3.0	$(5.0)	$2.8	$4.3	$(3.5)	$3.6
Snap-on Tools Group	1.7	2.8	(1.0)	3.5	1.8	(4.7)	0.6
Repair Systems & Information Group	5.8	3.2	(5.7)	3.3	2.1	(1.6)	3.8
Corporate	–	0.2	–	0.2	–	(0.2)	–

Facility-related costs:
Commercial & Industrial Group	0.7	–	(0.2)	0.5	–	(0.1)	0.4
Snap-on Tools Group	0.4	0.8	(1.0)	0.2	–	(0.2)	–
Repair Systems & Information Group	–	–	–	–	–	–	–
Corporate	–	–	–	–	–	–	–

Total	$13.4	$10.0	$(12.9)	$10.5	$8.2	$(10.3)	$8.4

Snap-on reduced headcount by approximately 200 employees in 2011 as part of its restructuring actions. The exit and disposal accrual of $8.4 million as of 2011 year end is expected to be fully utilized in 2012.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 8: Income Taxes

The source of earnings before income taxes and equity earnings consisted of the following:

(Amounts in millions)	2011	2010	2009
United States	$335.5	$204.5	$173.1
Foreign	77.4	72.9	32.2

Total	$412.9	$277.4	$205.3

82	SNAP-ON INCORPORATED

The provision (benefit) for income taxes consisted of the following:

(Amounts in millions)	2011	2010	2009
Current:
Federal	$88.4	$74.8	$30.3
Foreign	26.0	22.8	20.4
State	14.2	8.0	7.2

Total current	128.6	105.6	57.9

Deferred:
Federal	8.4	(13.8)	12.5
Foreign	(0.8)	(2.2)	(11.4)
State	(2.5)	(2.0)	3.7

Total deferred	5.1	(18.0)	4.8

Total income tax provision	$133.7	$87.6	$62.7

Following is a reconciliation of the statutory federal income tax rate to Snap-on’s effective tax rate:

	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	2.7	2.5	3.3
Noncontrolling interests	(0.6)	(0.7)	(1.8)
Repatriation of foreign earnings	(1.9)	(1.7)	(4.0)
Change in valuation allowance for deferred tax assets	(0.1)	0.5	1.3
Adjustments to tax accruals and reserves	0.2	(1.7)	(1.7)
Foreign rate differences	(1.6)	(2.0)	(0.4)
Other	(1.3)	(0.3)	(1.2)

Effective tax rate	32.4%	31.6%	30.5%

2011 ANNUAL REPORT	83

Notes to Consolidated Financial Statements (continued)

Temporary differences that give rise to the net deferred income tax asset as of 2011, 2010 and 2009 year end are as follows:

(Amounts in millions)	2011	2010	2009
Current deferred income tax assets (liabilities):
Inventories	$24.2	$21.2	$20.8
Accruals not currently deductible	73.4	67.5	45.8
Valuation allowance	(5.6)	(3.2)	–
Other	–	–	(0.8)

Total current (included in deferred income tax assets and other accrued liabilities)	92.0	85.5	65.8

Long-term deferred income tax assets (liabilities):
Employee benefits	133.9	109.2	113.9
Net operating losses	52.2	46.9	44.9
Depreciation and amortization	(150.4)	(126.0)	(110.3)
SOC securitizations	(1.4)	(6.8)	(28.1)
Valuation allowance	(34.8)	(36.9)	(33.7)
Equity-based compensation	14.8	9.2	4.3
Other	2.8	1.5	(0.6)

Total long term	17.1	(2.9)	(9.6)

Net deferred income tax asset	$109.1	$82.6	$56.2

As of 2011 year end, Snap-on had tax net operating loss carryforwards totaling $295.4 million as follows:

(Amounts in millions)	State	United States	Foreign	Total
Year of expiration:
2012 – 2016	$–	$–	$22.0	$22.0
2017 – 2021	–	–	–	–
2022 – 2026	8.8	–	35.8	44.6
2027 – 2031	138.1	–	2.8	140.9
Indefinite	–	–	87.9	87.9

Total net operating loss carryforwards	$146.9	$–	$148.5	$295.4

A valuation allowance totaling $40.4 million, $40.1 million and $33.7 million as of 2011, 2010 and 2009 year end, respectively, has been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period fluctuate.

84	SNAP-ON INCORPORATED

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2011, 2010 and 2009:

(Amounts in millions)	2011	2010	2009
Unrecognized tax benefits at beginning of year	$11.1	$17.5	$20.6
Gross increases – tax positions in prior periods	0.5	0.6	7.0
Gross decreases – tax positions in prior periods	(0.4)	(0.4)	–
Gross increases – tax positions in the current period	2.8	3.1	1.9
Settlements with taxing authorities	(1.2)	(9.5)	(1.1)
Increase related to acquired businesses	–	0.4	–
Lapsing of statutes of limitations	(1.8)	(0.6)	(10.9)

Unrecognized tax benefits at end of year	$11.0	$11.1	$17.5

Of the $11.0 million, $11.1 million and $17.5 million of unrecognized tax benefits as of 2011, 2010 and 2009 year end, respectively, approximately $9.1 million, $11.1 million and $15.0 million, respectively, would impact the effective income tax rate if recognized.

Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During 2011 and 2010, the company reversed a net $1.4 million and $0.6 million, respectively, of interest and penalties to income associated with unrecognized tax benefits. As of 2011, 2010 and 2009 year end, the company has provided for $1.6 million, $2.8 million and $3.6 million, respectively, of accrued interest and penalties related to unrecognized tax benefits. The unrecognized tax benefits and related accrued interest and penalties are included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease by a range of zero to $1.7 million. Over the next 12 months, Snap-on anticipates taking uncertain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase by a range of zero to $3.7 million over the next 12 months for uncertain tax positions expected to be taken in future tax filings.

With few exceptions, Snap-on is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years prior to 2007, and Snap-on is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2005.

The undistributed earnings of all non-U.S. subsidiaries totaled $416.4 million, $386.5 million and $339.5 million as of 2011, 2010 and 2009 year end, respectively. Snap-on has not provided any deferred taxes on these undistributed earnings as it considers the undistributed earnings to be permanently invested. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

2011 ANNUAL REPORT	85

Notes to Consolidated Financial Statements (continued)

Note 9: Short-term and Long-term Debt

Short-term and long-term debt as of 2011 and 2010 year end consisted of the following:

(Amounts in millions)	2011	2010
6.25% unsecured notes due August 2011	$–	$200.0
5.85% unsecured notes due 2014	100.0	100.0
5.50% unsecured notes due 2017	150.0	150.0
4.25% unsecured notes due 2018	250.0	250.0
6.70% unsecured notes due 2019	200.0	200.0
6.125% unsecured notes due 2021	250.0	250.0
Other debt*	34.1	20.8

	984.1	1,170.8
Less: notes payable and current maturities of long-term debt	(16.2)	(216.0)

Total long-term debt	$967.9	$954.8

*	Includes fair value adjustments related to interest rate swaps.

The annual maturities of Snap-on’s long-term debt and notes payable over the next five years are $16.2 million in 2012, no maturities in 2013, $100.0 million in 2014, and no maturities in 2015 or 2016. Snap-on repaid $200 million of 6.25% unsecured notes upon maturity on August 15, 2011, with available cash on hand.

Average commercial paper and notes payable outstanding were $15.8 million in 2011 and $15.1 million in 2010. The weighted-average interest rate on these instruments was 6.14% in 2011 and 5.27% in 2010. As of 2011 and 2010 year end, the weighted-average interest rate on outstanding notes payable was 6.57% and 5.54%, respectively. No commercial paper was outstanding as of 2011 or 2010 year end.

On December 8, 2011, Snap-on entered into a five-year, $500 million multi-currency revolving credit facility that terminates on December 8, 2016. This facility replaced Snap-on’s previous $500 million multi-currency revolving credit facility that was set to terminate on August 10, 2012; as of 2011 year end, no amounts were outstanding under this facility. Borrowings under the new $500 million revolving credit facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus shareholders’ equity (including noncontrolling interests) of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of 2011 year end, the company’s actual ratios of 0.39 and 1.71, respectively, were both within the permitted ranges set forth in this financial covenant.

Snap-on also has a 364-day loan and servicing agreement, which expires on September 28, 2012, that allows Snap-on to borrow up to $200 million (subject to borrowing base requirements) through the pledging of finance receivables under an asset-backed commercial paper conduit facility. As of 2011 and 2010 year end, no amounts were outstanding under the loan and servicing agreement.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility, discussed above, Snap-on’s debt agreements and credit facilities, including the $200 million loan and servicing agreement, also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of 2011 year end, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

86	SNAP-ON INCORPORATED

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

As of 2011 year end, Snap-on had $183.8 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $85.2 million in euros, $59.8 million in Swedish kronor, $35.3 million in British pounds, $32.4 million in Australian dollars, $18.8 million in Singapore dollars, $6.1 million in Hong Kong dollars, $5.7 million in Norwegian kroner, $4.1 million in South Korean won, $4.1 million in Danish kroner, and $2.3 million in Chilean pesos, and sell contracts including $51.1 million in Canadian dollars, $12.3 million in Japanese yen, $3.6 million in Turkish lira, and $3.0 million in other currencies. As of 2010 year end, Snap-on had $209.6 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $105.2 million in euros, $80.6 million in Swedish kronor, $34.0 million in Australian dollars, $20.1 million in Singapore dollars, $19.3 million in British pounds, $5.3 million in Norwegian kroner, $4.0 million in South Korean won, $3.6 million in Mexican pesos, and $2.8 million in other currencies, and sell contracts including $40.4 million in Canadian dollars, $17.2 million in Japanese yen, $4.1 million in Turkish lira, and $3.6 million in other currencies.

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

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements (“interest rate swaps”) to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Consolidated Statements of Earnings. The effective portion of the change in fair value of the derivative is recorded in “Current maturities of long-term debt” or “Long-term debt” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100.0 million as of 2011 year end and $150.0 million as of 2010 year end. On August 15, 2011, $50.0 million of interest rate swaps classified as fair value hedges expired. These interest

2011 ANNUAL REPORT	87

Notes to Consolidated Financial Statements (continued)

rate swaps hedged the interest rate risks associated with the company’s 6.25% unsecured notes that matured, and were repaid, on August 15, 2011.

Treasury Lock Agreements: Snap-on enters into treasury lock agreements (“treasury locks”) to manage the potential change in interest rates in anticipation of issuing fixed rate debt. Treasury locks are accounted for as cash flow hedges. The effective differentials paid or received on treasury locks related to the anticipated issuance of fixed rate debt are recognized as adjustments to “Interest expense” on the accompanying Consolidated Statements of Earnings. There were no treasury locks outstanding as of 2011 or 2010 year end, and no treasury locks were settled in 2011. In 2010, Snap-on settled treasury locks of $125 million associated with the forecasted principal debt issuance related to the company’s offering of $250 million of fixed rate, long-term notes on December 14, 2010.

Fair Value Measurements: Snap-on has derivative assets and liabilities that are measured at Level 2 fair value on a recurring basis. The fair value of derivative instruments, including interest rate swaps and foreign currency forwards, included within the Consolidated Balance Sheets as of 2011 and 2010 year end are as follows:

		2011		2010
(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Prepaid expenses and other assets	$–	$–	$1.8	$–
Interest rate swaps	Other assets	19.0	–	5.9	–

Total		19.0	–	7.7	–

Derivatives Not Designated as Hedging Instruments:
Foreign currency forwards	Prepaid expenses and other assets	4.3	–	4.2	–
Foreign currency forwards	Other accrued liabilities	–	11.0	–	10.3

Total		4.3	11.0	4.2	10.3

Total derivative instruments		$23.3	$11.0	$11.9	$10.3

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. The company did not have any assets or liabilities measured at Level 1 or Level 3, or implement any changes in its valuation techniques as of and for the 2011 and 2010 years ended.

The effect of derivative instruments designated as fair value hedges as included in the Consolidated Statements of Earnings is as follows:

		Effective Portion of Gain / (Loss) Recognized in Income
(Amounts in millions)	Statement of Earnings Presentation	2011	2010
Derivatives Designated as Fair Value Hedges:
Interest rate swaps	Interest Expense	$4.9	$4.9

88	SNAP-ON INCORPORATED

The effects of derivative instruments designated as cash flow hedges, including treasury locks and firm commitment agreements (“firm commitments”), as included in Accumulated OCI on the Consolidated Balance Sheets and the Consolidated Statements of Earnings are as follows:

	Effective Portion of Gain / (Loss) Recognized in Accumulated OCI			Effective Portion of Gain / (Loss) Reclassified from Accumulated OCI into Income
(Amounts in millions)	2011	2010	Statement of Earnings Presentation	2011	2010
Derivatives Designated as Cash Flow Hedges:
Treasury locks	$–	$2.1	Interest expense	$0.4	$–

Firm commitments	–	0.1	Net sales	–	0.1

The following table represents the effect of derivative instruments not designated as hedging instruments as included in the Consolidated Statements of Earnings:

		Gain /(Loss) Recognized in Income
(Amounts in millions)	Statement of Earnings Presentation	2011	2010
Derivatives Not Designated as Hedging Instruments:
Foreign currency forwards	Other income (expense) – net	$7.8	$4.6

Snap-on’s foreign currency forwards, as discussed above, are typically not designated as hedges for financial reporting purposes. The fair value changes of derivatives not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. The $7.8 million derivative gain recognized in 2011 was more than offset by transaction losses on net exposures of $10.4 million, resulting in a net foreign exchange loss of $2.6 million. The $4.6 million derivative gain recognized in 2010 was more than offset by transaction losses on net exposures of $5.3 million, resulting in a net foreign exchange loss of $0.7 million. The resulting net foreign exchange gains and losses are included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. See Note 16 for additional information on “Other income (expense) – net.”

As of 2011 year end, the maximum maturity date of any fair value hedge was 10 years. During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $260,000 after tax at the time the underlying hedge transactions are realized.

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

2011 ANNUAL REPORT	89

Notes to Consolidated Financial Statements (continued)

Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements as of 2011 and 2010 year end are as follows:

	2011		2010
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$709.0	$815.0	$561.0	$651.3
Contract receivables – net	214.8	246.7	164.9	179.3
Long-term debt and notes payable and current maturities of long-term debt	984.1	1,101.5	1,170.8	1,247.7

The following methods and assumptions were used in estimating the fair value of financial instruments:

•

Finance and contract receivables include both short-term and long-term receivables. The fair value of finance and contract receivables was estimated, using Level 2 fair value measurements, based on a discounted cash flow analysis that was performed over the average life of the receivables using a current market discount rate of a similar term adjusted for credit quality.

•

Fair value of long-term debt and current maturities of long-term debt was estimated, using Level 2 fair value measurements, based on quoted market values of Snap-on’s publicly traded senior debt. The carrying value of long-term debt and current maturities of long-term debt includes adjustments related to fair value hedges. The fair value of notes payable approximates such instruments’ carrying value due to their short-term nature.

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

The status of Snap-on’s pension plans as of 2011 and 2010 year end are as follows:

(Amounts in millions)	2011	2010
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,037.4	$968.7
Service cost	19.1	16.5
Interest cost	53.9	54.2
Plan participants’ contributions	1.4	1.4
Plan curtailments	–	(0.3)
Benefits paid	(53.5)	(50.9)
Plan amendments	0.9	–
Actuarial loss	112.3	50.9
Foreign currency impact	(1.8)	(3.1)

Benefit obligation at end of year	$1,169.7	$1,037.4

90	SNAP-ON INCORPORATED

(Amounts in millions)	2011	2010
Change in plan assets:
Fair value of plan assets at beginning of year	$793.0	$716.2
Actual return on plan assets	45.4	67.8
Plan participants’ contributions	1.4	1.4
Employer contributions	61.0	59.9
Benefits paid	(53.5)	(50.9)
Foreign currency impact	(1.2)	(1.4)

Fair value of plan assets at end of year	$846.1	$793.0

Unfunded status at end of year	$(323.6)	$(244.4)

Amounts recognized in the Consolidated Balance Sheets as of 2011 and 2010 year end are as follows:

(Amounts in millions)	2011	2010
Other assets	$0.1	$0.4
Accrued benefits	(6.0)	(4.1)
Pension liabilities	(317.7)	(240.7)

Net liability	$(323.6)	$(244.4)

Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2011 and 2010 year end are as follows:

(Amounts in millions)	2011	2010
Net loss, net of tax of $155.6 million and $122.8 million, respectively	$(268.0)	$(206.9)
Prior service cost, net of tax of $1.9 million and $2.0 million, respectively	(3.0)	(3.2)

	$(271.0)	$(210.1)

The accumulated benefit obligation for Snap-on’s pension plans as of 2011 and 2010 year end was $1,123.1 million and $996.0 million, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for Snap-on’s pension plans in which the accumulated benefit obligation exceeds the fair value of plan assets as of 2011 and 2010 year end are as follows:

(Amounts in millions)	2011	2010
Projected benefit obligation	$1,116.4	$995.9
Accumulated benefit obligation	1,074.1	959.0
Fair value of plan assets	796.0	752.2

2011 ANNUAL REPORT	91

Notes to Consolidated Financial Statements (continued)

The components of net periodic benefit cost and changes recognized in “Other comprehensive income (loss)” (“OCI”) are as follows:

(Amounts in millions)	2011	2010	2009
Net periodic benefit cost:
Service cost	$19.1	$16.5	$16.5
Interest cost	53.9	54.2	53.8
Expected return on plan assets	(58.7)	(57.9)	(60.4)
Amortization of prior service cost	1.1	1.2	1.3
Amortization of unrecognized loss	31.1	19.4	6.7
Curtailment loss recognized	–	0.9	0.1

Net periodic benefit cost	$46.5	$34.3	$18.0

Changes in benefit obligations recognized in OCI, net of tax:
Prior service cost	$(0.2)	$(1.4)	$(0.4)
Net loss	61.1	13.5	26.3

Total recognized in OCI	$60.9	$12.1	$25.9

Amounts in Accumulated OCI that are expected to be amortized as net expense during 2012 are as follows:

(Amounts in millions)	Amount
Amortization of prior service cost	$1.2
Amortization of unrecognized loss	39.3

Total to be recognized in net periodic benefit cost	$40.5

The worldwide weighted-average assumptions used to determine Snap-on’s full-year pension costs are as follows:

	2011	2010	2009
Discount rate	5.3%	5.9%	6.2%
Expected long-term rate of return on plan assets	7.8%	7.8%	7.8%
Rate of compensation increase	3.6%	3.6%	3.6%

The worldwide weighted-average assumptions used to determine Snap-on’s projected benefit obligation as of 2011 and 2010 year end are as follows:

	2011	2010
Discount rate	4.5%	5.3%
Rate of compensation increase	3.6%	3.6%

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans. The methodology for selecting the discount rate as of 2011 and 2010 year end was to match the plan’s cash flows to that of a theoretical bond portfolio yield curve that provides the equivalent yields on zero-coupon bonds with an AA rating or better for each maturity. The weighted-average discount rate for Snap-on’s domestic pension plans of 4.5% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 basis points (100 basis points equals 1.0 percent) would have increased Snap-on’s 2011 domestic pension expense and projected benefit obligations by approximately $5.2 million and $57.4 million, respectively. As of 2011 year end, Snap-on’s domestic projected benefit obligations comprised approximately 83% of Snap-on’s worldwide projected benefit obligations. The weighted-average

92	SNAP-ON INCORPORATED

discount rate for Snap-on’s foreign pension plans of 4.7% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 basis points would have increased Snap-on’s 2011 foreign pension expense and projected benefit obligation by approximately $1.7 million and $18.4 million, respectively.

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

Snap-on uses the last day of its fiscal year end as the measurement date for its plans. Snap-on funds its pension plans as required by governmental regulation and may consider discretionary contributions as conditions warrant. Snap-on intends to make contributions of $12.6 million to its foreign pension plans and $18.3 million to its domestic pension plans in 2012, as required by law. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2012.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2012	$71.1
2013	60.0
2014	62.6
2015	64.5
2016	66.5
2017-2021	358.4

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

2011 ANNUAL REPORT	93

Notes to Consolidated Financial Statements (continued)

Snap-on’s domestic pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2011 and 2010 year end are as follows:

	Target	2011	2010
Asset category:
Equity securities	48%	46%	49%
Debt securities and cash	34%	38%	34%
Real estate and other real assets	8%	6%	6%
Hedge funds	10%	10%	11%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$720.8	$674.8

The fair value measurement hierarchy prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority (“Level 3”) to unobservable inputs. Fair value measurements primarily based on observable market information are given a “Level 2” priority.

Shares of certain equity and debt securities and real estate and other real assets valued at quoted marked prices for which an official close or last trade pricing on an active exchange is available are categorized as Level 1 in the fair value hierarchy. Shares of commingled equity and debt fund securities, commingled multi-strategy funds and insurance contracts are valued at the net asset value (“NAV”), as reported by the fund managers based on the value of the underlying assets less liabilities, with this NAV divided by the number of units outstanding. The unit price, which is quoted on a private market, is based on the value of the underlying investment, which is primarily based on observable inputs; such investments are categorized as Level 2 in the fair value hierarchy. Private equity partnership funds, hedge funds, and certain real estate and other real assets are stated at estimated fair value as reported by the fund manager based on the fair market value of the underlying investments and are classified as Level 3 in the fair value hierarchy.

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s domestic pension plans’ assets as of 2011 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Cash and cash equivalents	$9.2	$–	$–	$9.2
Equity Securities:
Domestic	150.7	–	–	150.7
Foreign	17.7	–	–	17.7
Commingled funds - foreign	–	112.3	–	112.3
Private equity partnerships	–	–	49.9	49.9
Debt Securities:
Government	81.0	–	–	81.0
Corporate Bonds	160.4	–	–	160.4
Commingled funds	6.4	21.5	–	27.9
Real estate and other real assets	9.2	–	33.9	43.1
Hedge funds	–	–	68.6	68.6

Total	$434.6	$133.8	$152.4	$720.8

94	SNAP-ON INCORPORATED

The following is a summary of the fiscal 2011 changes in fair value of the domestic plans’ assets with Level 3 inputs:

(Amounts in millions)	Hedge Fund Interests	Private Equity Partnership Interests	Real Estate Interests	Total
Balance as of 2010 year end	$73.5	$41.4	$29.7	$144.6
Realized gains on assets sold	0.5	3.3	0.2	4.0
Unrealized gains (losses) attributable to assets held	(1.8)	1.0	3.4	2.6
Net purchases and settlements	(3.6)	4.2	0.6	1.2

Balance as of 2011 year end	$68.6	$49.9	$33.9	$152.4

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s domestic pension plans’ assets as of 2010 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Cash and cash equivalents	$13.0	$–	$–	$13.0
Equity Securities:
Domestic	139.6	–	–	139.6
Foreign	20.4	–	–	20.4
Commingled funds - foreign	–	133.1	–	133.1
Private equity partnerships	–	–	41.4	41.4
Debt Securities:
Government	60.7	–	–	60.7
Corporate Bonds	124.6	–	–	124.6
Commingled funds	10.0	21.6	–	31.6
Real estate and other real assets	7.2	–	29.7	36.9
Hedge funds	–	–	73.5	73.5

Total	$375.5	$154.7	$144.6	$674.8

The following is a summary of the fiscal 2010 changes in fair value of the domestic plans’ assets with Level 3 inputs:

(Amounts in millions)	Hedge Fund Interests	Private Equity Partnership Interests	Real Estate Interests	Total
Balance as of 2009 year end	$69.4	$32.9	$30.4	$132.7
Realized gains (losses) on assets sold	(0.4)	1.8	–	1.4
Unrealized gains (losses) attributable to assets held	4.8	0.9	(2.6)	3.1
Net purchases and settlements	(0.3)	5.8	1.9	7.4

Balance as of 2010 year end	$73.5	$41.4	$29.7	$144.6

2011 ANNUAL REPORT	95

Notes to Consolidated Financial Statements (continued)

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

The expected long-term rate of return on foreign plans’ assets reflects management’s expectations of long-term average rates of return on funds invested to provide benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation, fixed income returns and equity returns, while also considering historical returns, asset allocation and investment strategy. Differences between actual and expected returns on foreign pension plans’ assets are recorded as an actuarial gain or loss and are amortized over the average remaining service period of active plan participants.

Snap-on’s foreign pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2011 and 2010 year end are as follows:

	Target	2011	2010
Asset category:
Equity securities*	31%	31%	37%
Debt securities and cash*	51%	53%	46%
Insurance contracts and Hedge funds	18%	16%	17%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$125.3	$118.2

*	Includes commingled funds – multi-strategy

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s foreign pension plans’ assets as of 2011 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Cash and cash equivalents	$11.2	$–	$–	$11.2
Equity securities	10.1	–	–	10.1
Commingled funds – multi-strategy	–	83.4	–	83.4
Insurance contracts	–	4.1	–	4.1
Hedge funds	–	–	16.5	16.5

Total	$21.3	$87.5	$16.5	$125.3

The following is a summary of the fiscal 2011 changes in fair value of the foreign plans’ assets with Level 3 inputs:

(Amounts in millions)	Hedge Fund Interests
Balance as of 2010 year end	$16.2
Unrealized gains attributable to assets held	0.3

Balance as of 2011 year end	$16.5

96	SNAP-ON INCORPORATED

Notes to Consolidated Financial Statements (continued)

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s foreign pension plans’ assets as of 2010 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Cash and cash equivalents	$2.5	$–	$–	$2.5
Equity securities	12.5	–	–	12.5
Commingled funds – multi-strategy	–	82.8	–	82.8
Insurance contracts	–	4.2	–	4.2
Hedge funds	–	–	16.2	16.2

Total	$15.0	$87.0	$16.2	$118.2

The following is a summary of the fiscal 2010 changes in fair value of the foreign plans’ assets with Level 3 inputs:

(Amounts in millions)	Hedge Fund Interests
Balance as of 2009 year end	$–
Net purchases and settlements	16.1
Unrealized gains attributable to assets held	0.1

Balance as of 2010 year end	$16.2

Snap-on has several 401(k) plans covering certain U.S. employees. Snap-on’s employer match to the 401(k) plans is made with cash contributions. For 2011, 2010 and 2009, Snap-on recognized $5.2 million, $4.3 million and $4.5 million, respectively, of expense related to its 401(k) plans.

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

2009 ANNUAL REPORT	97

Notes to Consolidated Financial Statements (continued)

The status of Snap-on’s U.S. postretirement health care plans is as follows:

(Amounts in millions)	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$81.3	$81.2
Service cost	0.2	0.2
Interest cost	3.3	3.9
Plan participants’ contributions	1.9	1.4
Benefits paid	(7.9)	(8.3)
Actuarial (gain) loss	(6.0)	2.9

Benefit obligation at end of year	$72.8	$81.3

Change in plan assets:
Fair value of plan assets at beginning of year	$13.9	$12.5
Plan participants’ contributions	1.9	1.4
Employer contributions	5.8	6.9
Actual return (loss) on VEBA plan assets	(0.2)	1.4
Benefits paid	(7.9)	(8.3)

Fair value of plan assets at end of year	$13.5	$13.9

Unfunded status at end of year	$(59.3)	$(67.4)

Amounts recognized in the Consolidated Balance Sheets as of 2011 and 2010 year end are as follows:

(Amounts in millions)	2011	2010
Accrued benefits	$(6.5)	$(7.8)
Retiree health care benefits	(52.8)	(59.6)

Net liability	$(59.3)	$(67.4)

Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2011 and 2010 year end are as follows:

(Amounts in millions)	2011	2010
Net loss, net of tax of $0.3 million and $2.1 million, respectively	$(0.4)	$(3.4)

The components of net periodic benefit cost and changes recognized in OCI are as follows:

(Amounts in millions)	2011	2010	2009
Net periodic benefit cost:
Service cost	$0.2	$0.2	$0.2
Interest cost	3.3	3.9	4.8
Expected return on plan assets	(1.0)	(0.9)	(0.7)
Amortization of prior service credit	–	(0.4)	(0.4)

Net periodic benefit cost	$2.5	$2.8	$3.9

Changes in benefit obligations recognized in OCI, net of tax:
Prior service cost	$–	$0.2	$0.3
Net loss (gain)	(3.0)	1.5	5.8

Total recognized in OCI	$(3.0)	$1.7	$6.1

98	SNAP-ON INCORPORATED

Snap-on does not expect to recognize any prior service costs or prior net losses included in Accumulated OCI on the accompanying 2011 Consolidated Balance Sheet in net periodic benefit cost in 2012.

The weighted-average discount rates used to determine Snap-on’s postretirement health care expense are as follows:

	2011	2010	2009
Discount rate	4.3%	5.0%	6.3%

The weighted-average discount rates used to determine Snap-on’s accumulated benefit obligation are as follows:

	2011	2010
Discount rate	3.8%	4.3%

The methodology for selecting the discount rate as of 2011 and 2010 year end was to match the plan’s cash flows to that of a theoretical bond portfolio yield curve that provides the equivalent yields on zero-coupon bonds with an AA rating or better for each maturity.

The actuarial calculation assumes a health care cost trend rate of 7.6% in 2012, decreasing gradually to 4.5% in 2028 and thereafter. As of 2011 year end, a one-percentage-point increase in the health care cost trend rate for future years would increase the accumulated benefit obligation by approximately $1.7 million and the aggregate of the service cost and interest cost components by $0.1 million. Conversely, a one-percentage-point decrease in the health care cost trend rate for future years would decrease the accumulated benefit obligation by $1.5 million and the aggregate of the service cost and interest rate components by $0.1 million.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2012	$8.4
2013	8.6
2014	8.6
2015	8.4
2016	7.8
2017 – 2021	26.9

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

2011 ANNUAL REPORT	99

Notes to Consolidated Financial Statements (continued)

Snap-on’s VEBA plan target allocation and actual weighted-average asset allocation as of 2011 and 2010 year end, by asset category and fair value of plan assets, are as follows:

	Target	2011	2010
Asset category:
Equity Securities:
Equity securities	56%	55%	58%
Private equity partnerships	20%	22%	20%
Debt securities and cash	10%	16%	15%
Real estate and other real assets	14%	7%	7%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$13.5	$ 13.9

The fair value measurement hierarchy prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority (“Level 3”) to unobservable inputs. Fair value measurements primarily based on observable market information are given a “Level 2” priority.

Shares of equity and debt securities and real estate and other real assets valued at quoted marked prices for which an official close or last trade pricing on an active exchange is available are categorized as Level 1 in the fair value hierarchy. Private equity partnership funds are stated at estimated fair value as reported by the fund manager based on the fair market value of the underlying investments and are classified as Level 3 in the fair value hierarchy.

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of the VEBA assets as of 2011 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Cash and cash equivalents	$0.1	$–	$0.1
Equity Securities:
Equity securities	7.4	–	7.4
Private equity partnerships	–	3.0	3.0
Debt securities	2.1	–	2.1
Real estate and other real assets	0.9	–	0.9

Total	$10.5	$3.0	$13.5

The following is a summary of the fiscal 2011 changes in fair value of the VEBA plan assets with Level 3 inputs:

(Amounts in millions)	Private Equity Partnership Interests
Balance as of 2010 year end	$2.8
Unrealized gains attributable to assets held	0.2

Balance as of 2011 year end	$3.0

100	SNAP-ON INCORPORATED

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of the VEBA assets as of 2010 year end:

	Unobservable	Unobservable	Unobservable
(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Cash and cash equivalents	$0.1	$–	$0.1
Equity Securities:
Equity securities	7.9	–	7.9
Private equity partnerships	–	2.8	2.8
Debt securities	2.1	–	2.1
Real estate and other real assets	1.0	–	1.0

Total	$11.1	$2.8	$13.9

The following is a summary of the fiscal 2010 changes in fair value of the VEBA plan assets with Level 3 inputs:

(Amounts in millions)	Private Equity Partnership Interests
Balance as of 2009 year end	$2.7
Unrealized gains attributable to assets held	0.1

Balance as of 2010 year end	$2.8

Note 13: Stock-based Compensation and Other Stock Plans

On April 28, 2011, shareholders approved the 2011 Incentive Stock and Awards Plan (the “2011 Plan”), which replaced the 2001 Incentive Stock and Awards Plan (the “2001 Plan”). The 2011 Plan, like the 2001 Plan, provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). As of 2011 year end, the 2011 Plan had 4,991,000 shares available for future grants. The company uses treasury stock to deliver shares under the Plans.

Net stock-based compensation expense was $20.3 million in 2011 and $14.9 million in 2010. In 2009, the reversal of performance award accruals not expected to vest was partially offset by the vesting of stock options and stock appreciation rights, resulting in a net credit to income of $3.0 million. Cash received from option exercises was $25.7 million in 2011, $23.7 million in 2010 and $4.5 million in 2009. The tax benefit realized from the exercise of share-based payment arrangements was $2.0 million in both 2011 and 2010 and $3.5 million in 2009.

Stock Options

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant and have a contractual term of ten years. Stock option grants vest ratably on the first, second and third anniversaries of the date of grant.

2011 ANNUAL REPORT	101

Notes to Consolidated Financial Statements (continued)

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the period of time that options granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The following weighted-average assumptions were used in calculating the fair value of stock options granted during 2011, 2010 and 2009, using the Black-Scholes valuation model:

	2011	2010	2009
Expected term of option (in years)	5.89	5.85	5.87
Expected volatility factor	34.22%	33.98%	30.19%
Expected dividend yield	2.72%	2.76%	2.72%
Risk-free interest rate	2.31%	2.39%	1.77%

A summary of stock option activity during 2011 is presented below:

	Shares (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	2,399	$40.57
Granted	594	58.80
Exercised	(421)	38.80
Forfeited or expired	(39)	44.74

Outstanding at end of year	2,533	45.07	6.65	$19.5

Exercisable at end of year	1,449	42.18	5.26	12.9

*	Weighted-average

The weighted-average grant date fair value of options granted was $15.74 in 2011, $10.90 in 2010 and $6.76 in 2009. The intrinsic value of options exercised was $8.8 million in 2011, $5.2 million in 2010 and $0.2 million in 2009. The fair value of stock options vested was $4.6 million in both 2011 and 2010 and $3.3 million in 2009.

As of 2011 year end there was $8.7 million of unrecognized compensation cost related to non-vested stock option compensation arrangements that is expected to be recognized as a charge to earnings over a weighted-average period of 1.9 years.

Performance Awards

Performance awards, which are granted as performance units and performance-based RSUs, are earned and expensed using the fair value of the award over a contractual term of three years based on the company’s performance. Vesting of the performance awards is dependent upon performance relative to pre-defined goals for revenue growth and return on net assets for the applicable performance period. For performance achieved above a certain level, the recipient may earn additional shares of stock, not to exceed 100% of the number of performance awards initially granted.

The performance units have a three year performance period based on the results of the consolidated financial metrics of the company. The performance-based RSUs have a one year performance period based on the results of the consolidated financial metrics of the company followed by a two year cliff vesting schedule.

102	SNAP-ON INCORPORATED

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

	2011	2010	2009
Expected term of performance award (in years)	3.0	3.0	3.0
Expected volatility factor	40.41%	42.82%	37.09%
Risk-free interest rate	1.34%	1.44%	1.32%

The weighted-average grant date fair value of performance awards granted during 2011, 2010 and 2009 was $55.97, $41.01 and $29.69, respectively. Vested performance units totaled 54,208 shares as of 2011 year end; there were no vested performance units as of 2010 or 2009 year end. As performance units generally vest only at the end of the performance award period, no shares were paid out during 2011 or 2010.

Based on the company’s 2011 performance, 159,970 RSUs granted in 2011 were earned; assuming continued employment, these RSUs will vest at the end of fiscal 2013. Based on the company’s 2010 performance, 169,921 RSUs granted in 2010 were earned; assuming continued employment, these RSUs will vest at the end of fiscal 2012. Based on the company’s 2009 performance, 65,819 RSUs granted in 2009 were earned; these RSUs vested as of fiscal 2011 year end and were paid out shortly thereafter. As a result of employee retirements, a total of 6,133 of the RSUs earned in 2009 and 2010 vested pursuant to the terms of the related award agreements and were paid out in the first quarter of 2011.

The changes to the company’s non-vested performance share awards in 2011 are as follows:

		Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at beginning of year		669	$38.68
Granted		371	55.97
Vested		(114)	50.81
Cancellations		(219)	44.87

Non-vested performance awards at end of year		707	48.87

*	Weighted-average

As of 2011 year end there was approximately $17.6 million of unrecognized compensation cost related to non-vested performance share awards that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.

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

2011 ANNUAL REPORT	103

Notes to Consolidated Financial Statements (continued)

The fair value of SARs is revalued (mark-to-market) each reporting period using the Black-Scholes valuation model based on Snap-on’s period-end stock price. The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs. The following weighted-average assumptions were used in calculating the fair value of SARs granted during 2011, 2010 and 2009 using the Black-Scholes valuation model:

	2011	2010	2009
Expected term of SARs (in years)	4.67	5.54	5.69
Expected volatility factor	38.45%	34.59%	30.25%
Expected dividend yield	2.72%	2.76%	2.72%
Risk-free interest rate	0.83%	2.39%	1.77%

The total intrinsic value of SARs exercised was $2.6 million in 2011 and $0.7 million in 2010; no SARS were exercised in 2009. The total fair value of SARs vested during 2011, 2010 and 2009 was $1.5 million, $2.3 million and $0.6 million, respectively. Changes to the company’s non-vested SARS in 2011 are as follows:

		SARs (in thousands)	Fair Value Price per Share*
Non-vested SARs at beginning of year		222	$21.73
Granted		130	10.92
Vested		(108)	13.91
Cancellations		(12)	–

Non-vested SARs at end of year		232	13.56

*	Weighted-average

As of 2011 year end there was $3.1 million of unrecognized compensation cost related to non-vested SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.5 years.

Restricted Stock (Board of Directors)

The company granted 17,964 and 23,417 non-performance-based RSUs to non-employee members of its Board of Directors (“Board”) in 2011 and 2010, respectively. The company uses the fair value at the date of grant to value RSUs granted to members of the Board. All restrictions will lapse upon the recipient’s termination of service as a director or in the event of a change in control, as defined in the 2001 and 2011 Plans.

Directors’ Fee Plan: Under the Directors’ 1993 Fee Plan, as amended, non-employee directors may elect up to 100% of their fees and retainer in shares of Snap-on’s common stock. Directors may elect to defer receipt of all or part of these shares. Issuances under the Directors’ Fee Plan totaled 2,211 shares in 2011, 3,600 shares in 2010 and 4,532 shares in 2009. Additionally, receipt of 2,608 shares, 4,780 shares and 6,458 shares was deferred in 2011, 2010 and 2009, respectively. As of 2011 year end, shares reserved for issuance to directors under this plan totaled 151,011 shares.

Employee Stock Purchase Plan: Employees of Snap-on are eligible to participate in an employee stock purchase plan. The employee purchase price of the common stock is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2011, 2010 and 2009, issuances under this plan totaled 89,699 shares, 112,944 shares and 32,181 shares, respectively. As of 2011 year end, shares reserved for issuance to employees under this plan totaled 1,048,662 shares and Snap-on held employee contributions of approximately $1.3 million for the purchase of common stock by employees. Employees are able to withdraw from the plan and receive all contributions made during the plan year. Compensation expense for plan participants was $1.0 million in 2011 and $1.8 million in 2010; compensation expense for plan participants in 2009 was not significant.

104	SNAP-ON INCORPORATED

Dealer Stock Purchase Plan: Franchisees are eligible to participate in a dealer stock purchase plan. The franchisee purchase price of the common stock is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2011, 2010 and 2009, issuances under this plan totaled 78,154 shares, 109,052 shares and 53,839 shares, respectively. As of 2011 year end, shares reserved for issuance to franchisees under this plan totaled 459,064 shares and Snap-on held franchisee contributions of approximately $1.9 million for the purchase of common stock by franchisees. Franchisees are able to withdraw from the plan and receive all contributions made during the plan year. Expense for plan participants was $0.7 million in 2011 and $1.6 million in 2010; expense for plan participants in 2009 was not significant.

Dividend Reinvestment and Stock Purchase Plan: Under this plan, participating shareholders may invest the cash dividends from all or a portion of their common stock to buy additional shares. The program also permits new investors and current shareholders to make additional contributions. For 2011, 2010 and 2009, issuances under the dividend reinvestment and stock purchase plan totaled 27,418 shares, 28,007 shares and 38,426 shares, respectively. As of 2011 year end, shares available for purchase under this plan totaled 1,470,345 shares.

Note 14: Capital Stock

Snap-on has undertaken repurchases of Snap-on common stock from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock awards and other corporate purposes. Snap-on repurchased 628,000 shares in 2011 and 152,000 shares in 2010; Snap-on did not repurchase any shares in 2009. As of 2011 year end, Snap-on has remaining availability to repurchase up to an additional $157.1 million in common stock pursuant to Board authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Cash dividends paid in 2011, 2010 and 2009 totaled $76.7 million, $71.3 million and $69.0 million, respectively. Cash dividends in 2011, 2010 and 2009 were $1.30 per share, $1.22 per share and $1.20 per share, respectively. On February 8, 2012, the company’s Board declared a quarterly dividend of $0.34 per share payable on March 9, 2012, to shareholders of record on February 24, 2012.

Note 15: Commitments and Contingencies

Snap-on leases facilities, office equipment and vehicles under non-cancelable operating and capital leases that extend for varying amounts of time. Snap-on’s future minimum lease commitments under these leases, net of sub-lease rental income, are as follows:

(Amounts in millions)	Operating Leases	Capital Leases
Year:
2012	$25.9	$2.5
2013	19.9	2.4
2014	14.3	2.0
2015	9.6	2.0
2016	5.4	2.0
2017 and thereafter	14.9	16.5

Total minimum lease payments	$90.0	$27.4

Less: amount representing interest		(4.9)

Total present value of minimum capital lease payments		$22.5

2011 ANNUAL REPORT	105

Notes to Consolidated Financial Statements (continued)

Amounts included in the accompanying Consolidated Balance Sheets for the present value of minimum capital lease payments as of 2011 year end are as follows:

(Amounts in millions)	2011
Other accrued liabilities	$1.8
Other long-term liabilities	20.7

Total present value of minimum capital lease payments	$22.5

Rent expense, net of sub-lease rental income, for worldwide facilities, office equipment and vehicles was $31.7 million, $33.2 million and $35.4 million in 2011, 2010 and 2009, respectively.

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. Snap-on’s product warranty accrual activity for 2011, 2010 and 2009 is as follows:

(Amounts in millions)	2011	2010	2009
Warranty reserve:
Beginning of year	$16.9	$14.3	$15.5
Additions	15.3	16.0	9.6
Usage	(13.6)	(13.4)	(10.8)

End of year	$18.6	$16.9	$14.3

Approximately 2,900 employees, or 25% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. Approximately 1,000 employees are covered under agreements expiring in 2012. In recent years, Snap-on has not experienced any significant work slow-downs, stoppages or other labor disruptions.

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

On May 5, 2011, Snap-on and CIT reached an amicable settlement of their respective claims and, in the second quarter of 2011, Snap-on recorded an $18.0 million pretax arbitration settlement gain and paid $89.8 million of cash to CIT, representing $107.8 million of cash previously withheld net of the $18.0 million settlement. The $18.0 million arbitration settlement gain is included in “Operating earnings from financial services” on the accompanying Consolidated Statement of Earnings.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van loans sold by SOC; as of 2011 and 2010 year end, $13.9 million and $15.9 million, respectively, of franchisee loans contain a recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of December 31, 2011, was not material.

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results of these legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

106	SNAP-ON INCORPORATED

Note 16: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Consolidated Statements of Earnings consists of the following:

	00000000	00000000	00000000
(Amounts in millions)	2011	2010	2009
Interest income	$1.4	$1.3	$1.7
Foreign exchange gain (loss)	(2.6)	(0.7)	0.6
Other	0.2	0.2	–

Total other income (expense) – net	$(1.0)	$0.8	$2.3

Note 17: Segments

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving automotive service technicians through the company’s worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers, primarily owners and managers of independent repair shops and original equipment manufacturer (OEM) dealership service and repair shops, through direct and distributor channels. Financial Services consists of the business operations of Snap-on’s wholly-owned finance subsidiaries.

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

Neither Snap-on nor any of its segments depend on any single customer, small group of customers or government for more than 10% of its revenues.

Financial Data by Segment:

(Amounts in millions)	2011	2010	2009
Net sales:
Commercial & Industrial Group	$1,125.8	$1,048.2	$897.6
Snap-on Tools Group	1,153.4	1,039.9	940.1
Repair Systems & Information Group	920.6	847.2	778.8

Segment net sales	3,199.8	2,935.3	2,616.5
Intersegment eliminations	(345.6)	(316.1)	(254.0)

Total net sales	$2,854.2	$2,619.2	$2,362.5
Financial Services revenue	124.3	62.3	58.3

Total revenues	$2,978.5	$2,681.5	$2,420.8

2011 ANNUAL REPORT	107

Notes to Consolidated Financial Statements (continued)

Financial Data by Segment (continued):

(Amounts in millions)	2011	2010	2009
Operating earnings:
Commercial & Industrial Group	$123.4	$116.9	$48.2
Snap-on Tools Group	158.5	114.0	108.2
Repair Systems & Information Group	184.7	164.4	122.1
Financial Services	90.9	14.4	17.5

Segment operating earnings	557.5	409.7	296.0
Corporate	(82.4)	(78.3)	(45.3)

Operating earnings	475.1	331.4	250.7
Interest expense	(61.2)	(54.8)	(47.7)
Other income (expense) – net	(1.0)	0.8	2.3

Earnings before income taxes and equity earnings	$412.9	$277.4	$205.3

(Amounts in millions)	2011	2010
Assets:
Commercial & Industrial Group	$919.3	$875.5
Snap-on Tools Group	463.7	424.7
Repair Systems & Information Group	944.2	929.4
Financial Services	923.8	850.6

Total assets from reportable segments	3,251.0	3,080.2
Corporate	470.1	697.8
Elimination of intersegment receivables	(48.2)	(48.6)

Total assets	$3,672.9	$3,729.4

(Amounts in millions)	2011	2010	2009
Capital expenditures:
Commercial & Industrial Group	$20.9	$22.1	$26.1
Snap-on Tools Group	29.1	19.0	14.5
Repair Systems & Information Group	8.1	6.6	22.5
Financial Services	0.4	0.2	0.4

Total from reportable segments	58.5	47.9	63.5
Corporate	2.7	3.2	0.9

Total capital expenditures	$61.2	$51.1	$64.4

Depreciation and amortization:
Commercial & Industrial Group	$21.3	$21.6	$22.4
Snap-on Tools Group	17.2	16.2	16.4
Repair Systems & Information Group	33.9	32.6	33.4
Financial Services	0.4	0.7	0.9

Total from reportable segments	72.8	71.1	73.1
Corporate	1.8	1.6	1.5

Total depreciation and amortization	$74.6	$72.7	$74.6

108	SNAP-ON INCORPORATED

Financial Data by Segment (continued):

Geographic Regions:

(Amounts in millions)	2011	2010	2009
Total revenue:*
United States	$1,759.7	$1,591.1	$1,440.1
Europe	731.5	660.6	612.2
All other	487.3	429.8	368.5

Total revenue	$2,978.5	$2,681.5	$2,420.8

(Amounts in millions)	2011	2010
Long-lived assets:**
United States	$929.4	$919.5
Sweden	137.5	138.6
All other	270.1	277.1

Total long-lived assets	$1,337.0	$1,335.2

*	Revenue is attributed to countries based on the origin of the sale.
**	Long-lived assets consist of Property and equipment – net, and Goodwill and Other intangibles – net.

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

(Amounts in millions)	2011	2010	2009
Net sales:
Tools	$1,667.3	$1,545.1	$1,311.3
Diagnostics and repair information	613.7	563.3	556.5
Equipment	573.2	510.8	494.7

Total net sales	$2,854.2	$2,619.2	$2,362.5
Financial services revenue	124.3	62.3	58.3

Total revenue	$2,978.5	$2,681.5	$2,420.8

2011 ANNUAL REPORT	109

Notes to Consolidated Financial Statements (continued)

Note 18: Quarterly Data (unaudited)

(Amounts in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2011

Net sales	$693.7	$726.7	$697.2	$736.6	$2,854.2
Gross profit	330.6	342.2	329.3	335.8	1,337.9
Financial services revenue	25.8	30.3	32.7	35.5	124.3
Financial services expenses	(13.3)	(12.8)	(11.9)	(13.4)	(51.4)
Net earnings	58.0	79.9	69.8	76.1	283.8
Net earnings attributable to Snap-on Incorporated	56.2	78.0	67.8	74.3	276.3
Earnings per share – basic	0.97	1.34	1.16	1.28	4.75
Earnings per share – diluted	0.96	1.33	1.16	1.27	4.71
Cash dividends paid per share	0.32	0.32	0.32	0.34	1.30

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2010
Net sales	$621.6	$647.6	$653.1	$696.9	$2,619.2
Gross profit	287.6	303.8	301.2	318.5	1,211.1
Financial services revenue	9.7	13.9	17.2	21.5	62.3
Financial services expenses	(11.4)	(12.2)	(12.2)	(12.1)	(47.9)
Net earnings	38.0	46.9	48.3	59.8	193.0
Net earnings attributable to Snap-on Incorporated	36.8	45.3	46.5	57.9	186.5
Earnings per share – basic	0.64	0.78	0.80	0.99	3.22
Earnings per share – diluted	0.63	0.78	0.80	0.99	3.19
Cash dividends paid per share	0.30	0.30	0.30	0.32	1.22

110	SNAP-ON INCORPORATED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Snap-on has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP-ON INCORPORATED

By:	/s/ Nicholas T. Pinchuk	Date: February 16, 2012
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

/s/ Nicholas T. Pinchuk	Date: February 16, 2012
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer

/s/ Aldo J. Pagliari	Date: February 16, 2012
Aldo J. Pagliari, Principal Financial Officer, Senior Vice President – Finance and Chief Financial Officer

/s/ Constance R. Johnsen	Date: February 16, 2012
Constance R. Johnsen, Principal Accounting Officer, Vice President and Controller

2011 ANNUAL REPORT	111

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

By:	/s/ Bruce S. Chelberg	Date: February 16, 2012
Bruce S. Chelberg, Director

By:	/s/ Karen L. Daniel	Date: February 16, 2012
Karen L. Daniel, Director

By:	/s/ Roxanne J. Decyk	Date: February 16, 2012
Roxanne J. Decyk, Director

By:	/s/ John F. Fiedler	Date: February 16, 2012
John F. Fiedler, Director

By:	/s/ James P. Holden	Date: February 16, 2012
James P. Holden, Director

By:	/s/ Nathan J. Jones	Date: February 16, 2012
Nathan J. Jones, Director

By:	/s/ Arthur L. Kelly	Date: February 16, 2012
Arthur L. Kelly, Director

By:	/s/ Henry W. Knueppel	Date: February 16, 2012
Henry W. Knueppel, Director

By:	/s/ W. Dudley Lehman	Date: February 16, 2012
W. Dudley Lehman, Director

By:	/s/ Nicholas T. Pinchuk	Date: February 16, 2012
Nicholas T. Pinchuk, Director

By:	/s/ Edward H. Rensi	Date: February 16, 2012
Edward H. Rensi, Director

By:	/s/ Gregg M. Sherrill	Date: February 16, 2012
Gregg M. Sherrill, Director

112	SNAP-ON INCORPORATED

Item 15(b): Exhibit Index (*)

(3)	(a)

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

Officer’s Certificate, dated as of December 14, 2010, providing for the $250,000,000 4.25% Notes due 2018 (incorporated by reference to Exhibit 4.1 to Snap-on’s Current Report on Form 8-K dated December 9, 2010 (Commission File No. 1-7724))

(g)

Loan and Servicing Agreement, dated as of October 1, 2010, by and among SOC SPV1, LLC, as borrower, Snap-on Credit LLC, as servicer, the commercial paper conduits from time to time party thereto as conduit lenders, the financial institutions from time to time party thereto as committed lenders, the financial institutions from time to time party thereto as administrative agents, and JPMorgan Chase Bank, N.A., as program agent (incorporated by reference to Exhibit 4.1 to Snap-on’s Current Report on Form 8-K dated October 1, 2010 (Commission File No. 1-7724))

(g)(1)

First Omnibus Amendment, dated as of April 18, 2011, among SOC SPV1, LLC, Snap-on Credit LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2011 (Commission File No. 1-7724))

(g)(2)

Second Omnibus Amendment, dated as of September 30, 2011, among SOC SPV 1, LLC, Snap-on Credit LLC and JPMorgan Chase Bank, N.A. (which includes a copy of the Loan and Servicing Agreement, as amended, as Exhibit A thereto) (incorporated by reference to Exhibit 4.1 to Snap-on’s Current Report on Form 8-K dated September 30, 2011 (Commission File No. 1-7724))

(h)

Receivables Sale Agreement, dated as of October 1, 2010, by and among Snap-on Credit LLC and each affiliate of Snap-on Credit LLC from time to time party thereto, as sellers, and SOC SPV1, LLC, as purchaser (incorporated by reference to Exhibit 4.1 to Snap-on’s Current Report on Form 8-K dated October 1, 2010 (Commission File No. 1-7724))

(h)(1)

First Omnibus Amendment, dated as of April 18, 2011, among SOC SPV1, LLC, Snap-on Credit LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2011 (Commission File No. 1-7724))

2011 ANNUAL REPORT	113

(h)(2)

Second Omnibus Amendment, dated as of September 30, 2011, among SOC SPV 1, LLC, Snap-on Credit LLC and JPMorgan Chase Bank, N.A. (which includes a copy of the Receivables Sale Agreement, as amended, as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 to Snap-on’s Current Report on Form 8-K dated September 30, 2011 (Commission File No. 1-7724))

Except for the foregoing, Snap-on and its subsidiaries have no unregistered long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of December 31, 2011. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

(10)	Material Contracts

(a)

Amended and Restated Snap-on Incorporated 1986 Incentive Stock Program (incorporated by reference to Exhibit (10)(a) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 1-7724))**

(b)

Amended and Restated Snap-on Incorporated 2001 Incentive Stock and Awards Plan (Amended and Restated as of April 27, 2006, as further amended on August 6, 2009) (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2009 (Commission File No. 1-7724))** (superseded except as to outstanding awards)

(c)

Snap-on Incorporated 2011 Incentive Stock and Awards Plan (incorporated by reference to Appendix A to Snap-on’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on March 9, 2011 (Commission File No. 1-7724))**

(d)

Form of Restated Executive Agreement between Snap-on Incorporated and each of Nicholas T. Pinchuk, Anup R. Banerjee, Iain Boyd, Constance R. Johnsen, Thomas L. Kassouf, Jeanne M. Moreno, Aldo J. Pagliari, Irwin M. Shur and Thomas J. Ward (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K dated January 31, 2008 (Commission File No. 1-7724))**

(e)

Form of Indemnification Agreement between Snap-on Incorporated and certain executive officers and directors (incorporated by reference to Exhibit 10(d) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (Commission File No. 1-7724))** (superseded)

(e)(1)

Form of Indemnification Agreement between Snap-on Incorporated and certain executive officers (incorporated by reference to Exhibit 10.1 to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (Commission File No. 1-7724))**

(e)(2)

Form of Indemnification Agreement between Snap-on Incorporated and directors (incorporated by reference to Exhibit 10.1 to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (Commission File No. 1-7724))**

(f)

Amended and Restated Snap-on Incorporated Directors’ 1993 Fee Plan (as amended through August 5, 2010) (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2010 (Commission File No. 1-7724))**

(g)

Snap-on Incorporated Deferred Compensation Plan (as amended and restated as of September 1, 2011)** (Includes non-material changes finalized on October 19, 2011, and effective as of September 1, 2011.)

(h)

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

114	SNAP-ON INCORPORATED

(k)

Form of Non-Qualified Stock Option Agreement (and accompanying Non-Qualified Stock Option Grant Offer Letter) (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (Commission File No. 1-7724))**

(l)

Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009 (Commission File No. 1-7724))**

(m)

Form of Restricted Stock Unit Agreement for Directors (and accompanying Restricted Stock Unit Offer Letter) (incorporated by reference to Exhibit 10.2 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2009 (Commission File No. 1-7724))**

(n) Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10(m) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010 (Commission File No. 1-7724))**

(o)

Form of Non-Qualified Stock Option Agreement under the 2011 Incentive Stock and Awards Plan (and accompanying Non-Qualified Stock Option Grant Offer Letter) (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2011 (Commission File No. 1-7724))**

(p)

Letter agreement between Snap-on Incorporated and Nicholas T. Pinchuk dated December 18, 2007 (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K dated December 18, 2007 (Commission File No. 1-7724))**

(q)

Amended and Restated Five Year Credit Agreement, dated as of August 10, 2007, among Snap-on Incorporated and the banks, financial institutions and other institutional lenders listed on the signature pages thereof, J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint book runners, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K/A dated August 10, 2007 (Commission File No. 1-7724)) (superseded)

(r)

Amended and Restated Five Year Credit Agreement, dated as of December 8, 2011, among Snap-on Incorporated and the banks, financial institutions and other institutional lenders listed on the signature pages thereof, J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint book runners, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K dated December 8, 2011 (Commission File No. 1-7724))

(s)

Underwriting Agreement, dated as of December 9, 2010, among Snap-on Incorporated, CitiGroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Snap-on’s Current Report on Form 8-K dated December 9, 2010 (Commission File No. 1-7724))

(12)	Computation of Ratio of Earnings to Fixed Charges

(14)

Snap-on Incorporated Section 406 of the Sarbanes-Oxley Act Code of Ethics (incorporated by reference to Exhibit

10(aa) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (Commission File No.

1-7724))

(21)	Subsidiaries of the Corporation

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2011 ANNUAL REPORT	115

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document***

(101.SCH)	XBRL Taxonomy Extension Schema Document***

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document***

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document***

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document***

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document***

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
***

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the twelve months ended December 31, 2011, January 1, 2011, and January 2, 2010; (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2011, January 1, 2011, and January 2, 2010; (iii) Consolidated Balance Sheets as of December 31, 2011, and January 1, 2011; (iv) Consolidated Statements of Shareholders’ Equity for the twelve months ended December 31, 2011, January 1, 2011, and January 2, 2010; (v) Consolidated Statements of Cash Flow for the twelve months ended December 31, 2011, January 1, 2011, and January 2, 2010; and (vi) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed “furnished” and not “filed” for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

116	SNAP-ON INCORPORATED