Form 10-Q
period 2012-03-31
SNAP-ON Inc
filed 2012-04-19
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 13, 2012
Common Stock, $1.00 par value	58,104,624 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net sales	$735.2	$693.7
Cost of goods sold	(387.5)	(363.1)

Gross profit	347.7	330.6
Operating expenses	(250.2)	(243.3)

Operating earnings before financial services	97.5	87.3

Financial services revenue	38.0	25.8
Financial services expenses	(14.1)	(13.3)

Operating earnings from financial services	23.9	12.5

Operating earnings	121.4	99.8
Interest expense	(13.9)	(16.3)
Other income (expense) – net	(0.4)	0.8

Earnings before income taxes and equity earnings	107.1	84.3
Income tax expense	(35.2)	(27.2)

Earnings before equity earnings	71.9	57.1
Equity earnings, net of tax	1.1	0.9

Net earnings	73.0	58.0
Net earnings attributable to noncontrolling interests	(2.0)	(1.8)

Net earnings attributable to Snap-on Incorporated	$71.0	$56.2

Net earnings per share attributable to Snap-on Incorporated:
Basic	$1.22	$0.97
Diluted	1.21	0.96

Weighted-average shares outstanding:
Basic	58.2	58.2
Effect of dilutive options	0.6	0.5

Diluted	58.8	58.7

Dividends declared per common share	$0.34	$0.32

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Comprehensive income (loss):
Net earnings	$73.0	$58.0
Other comprehensive income (loss):
Foreign currency translation	28.6	64.5
Change in cash flow hedges	(0.1)	(0.1)

Total comprehensive income	101.5	122.4

Comprehensive income attributable to noncontrolling interests	(2.0)	(1.8)

Comprehensive income attributable to Snap-on Incorporated	$99.5	$120.6

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$161.6	$185.6
Trade and other accounts receivable – net	463.1	463.5
Finance receivables – net	291.7	277.2
Contract receivables – net	48.2	49.7
Inventories – net	395.8	386.4
Deferred income tax assets	83.9	92.6
Prepaid expenses and other assets	90.3	75.7

Total current assets	1,534.6	1,530.7

Property and equipment
Land	20.1	19.8
Buildings and improvements	276.9	274.9
Machinery, equipment and computer software	654.1	632.3

	951.1	927.0
Accumulated depreciation and amortization	(590.4)	(574.1)

Property and equipment – net	360.7	352.9

Deferred income tax assets	122.7	125.2
Long-term finance receivables – net	445.2	431.8
Long-term contract receivables – net	171.5	165.1
Goodwill	804.9	795.8
Other intangibles – net	188.4	188.3
Other assets	81.9	83.1

Total assets	$3,709.9	$3,672.9

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	March 31, 2012	December 31, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$14.0	$16.2
Accounts payable	139.0	124.6
Accrued benefits	50.0	48.8
Accrued compensation	65.0	91.0
Franchisee deposits	48.4	47.3
Other accrued liabilities	249.5	255.9

Total current liabilities	565.9	583.8

Long-term debt	965.5	967.9
Deferred income tax liabilities	110.6	108.1
Retiree health care benefits	51.5	52.8
Pension liabilities	306.3	317.7
Other long-term liabilities	90.2	95.3

Total liabilities	2,090.0	2,125.6

Commitments and contingencies (Note 13)

Shareholders’ equity
Shareholders’ equity attributable to Snap-on Incorporated
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,342,973 and 67,335,341 shares)	67.3	67.3
Additional paid-in capital	188.5	181.4
Retained earnings	1,894.6	1,843.7
Accumulated other comprehensive loss	(146.1)	(174.6)
Treasury stock at cost (9,239,260 and 9,110,389 shares)	(400.9)	(386.9)

Total shareholders’ equity attributable to Snap-on Incorporated	1,603.4	1,530.9
Noncontrolling interests	16.5	16.4

Total shareholders’ equity	1,619.9	1,547.3

Total liabilities and shareholders’ equity	$3,709.9	$3,672.9

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in millions, except share data)

(Unaudited)

The following summarizes the changes in total shareholders’ equity for the three month period ending March 31, 2012:

	Shareholders’ equity attributable to Snap-on Incorporated
(Amounts in millions, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Shareholders’ Equity

Balance at December 31, 2011	$67.3	$181.4	$1,843.7	$(174.6)	$(386.9)	$16.4	$1,547.3
Net earnings for the three months ended March 31, 2012	–	–	71.0	–	–	2.0	73.0
Foreign currency translation	–	–	–	28.6	–	–	28.6
Change in cash flow hedges	–	–	–	(0.1)	–	–	(0.1)
Cash dividends – $0.34 per share	–	–	(20.1)	–	–	–	(20.1)
Dividend reinvestment plan and other	–	0.4	–	–	–	(1.9)	(1.5)
Stock compensation plans	–	4.7	–	–	15.9	–	20.6
Share repurchases – 488,000 shares	–	–	–	–	(29.9)	–	(29.9)
Tax benefit from certain stock options	–	2.0	–	–	–	–	2.0

Balance at March 31, 2012	$67.3	$188.5	$1,894.6	$(146.1)	$(400.9)	$16.5	$1,619.9

The following summarizes the changes in total shareholders’ equity for the three month period ending April 2, 2011:

	Shareholders’ equity attributable to Snap-on Incorporated
(Amounts in millions, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Shareholders’ Equity

Balance at January 1, 2011	$67.3	$169.2	$1,644.1	$(104.8)	$(387.3)	$15.9	$1,404.4
Net earnings for the three months ended April 2, 2011	–	–	56.2	–	–	1.8	58.0
Foreign currency translation	–	–	–	64.5	–	–	64.5
Change in cash flow hedges	–	–	–	(0.1)	–	–	(0.1)
Cash dividends – $0.32 per share	–	–	(18.9)	–	–	–	(18.9)
Dividend reinvestment plan and other	–	0.5	–	–	–	(1.8)	(1.3)
Stock compensation plans	–	3.5	–	–	11.8	–	15.3
Share repurchases – 296,000 shares	–	–	–	–	(17.6)	–	(17.6)
Tax benefit from certain stock options	–	1.3	–	–	–	–	1.3

Balance at April 2, 2011	$67.3	$174.5	$1,681.4	$(40.4)	$(393.1)	$15.9	$1,505.6

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts in millions)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Operating activities:
Net earnings	$73.0	$58.0
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	12.6	12.4
Amortization of other intangibles	6.4	5.9
Provision for losses on finance receivables	3.9	1.8
Provision for losses on non-finance receivables	2.8	5.7
Stock-based compensation expense	8.7	5.9
Excess tax benefits from stock-based compensation	(2.0)	(1.3)
Deferred income tax provision	13.4	3.6
Gain on sale of assets	(0.8)	–
Changes in operating assets and liabilities:
(Increase) decrease in trade and other accounts receivable	3.0	(9.5)
(Increase) decrease in contract receivables	(4.2)	(7.5)
(Increase) decrease in inventories	(4.1)	(29.3)
(Increase) decrease in prepaid and other assets	(20.4)	(11.5)
Increase (decrease) in accounts payable	15.0	(6.3)
Increase (decrease) in accruals and other liabilities	(42.3)	–

Net cash provided by operating activities	65.0	27.9

Investing activities:
Additions to finance receivables	(135.5)	(128.2)
Collections of finance receivables	106.1	86.8
Capital expenditures	(21.8)	(18.6)
Disposal of property and equipment	1.9	0.2

Net cash used by investing activities	(49.3)	(59.8)

Financing activities:
Proceeds from short-term borrowings	6.5	9.6
Repayments of short-term borrowings	(7.7)	(8.5)
Net increase (decrease) in other short-term borrowings	(1.0)	0.5
Purchase of treasury stock	(29.9)	(17.6)
Proceeds from stock purchase and option plans	13.3	11.8
Cash dividends paid	(20.1)	(18.9)
Excess tax benefits from stock-based compensation	2.0	1.3
Other	(3.6)	(2.1)

Net cash used by financing activities	(40.5)	(23.9)

Effect of exchange rate changes on cash and cash equivalents	0.8	0.9

Decrease in cash and cash equivalents	(24.0)	(54.9)
Cash and cash equivalents at beginning of year	185.6	572.2

Cash and cash equivalents at end of period	$161.6	$517.3

Supplemental cash flow disclosures:
Cash paid for interest	$(26.2)	$(24.1)
Net cash paid for income taxes	(6.9)	(8.7)

See Notes to Condensed Consolidated Financial Statements

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Accounting Policies

Principles of consolidation and presentation

The Condensed Consolidated Financial Statements include the accounts of Snap-on Incorporated (“Snap-on” or “the company”), and its wholly-owned and majority-owned subsidiaries. These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on’s 2011 Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 year end”). The company’s 2012 fiscal first quarter ended on March 31, 2012; the 2011 fiscal first quarter ended on April 2, 2011.

Snap-on accounts for investments in unconsolidated affiliates where Snap-on has a significant influence under the equity method of accounting. Investments in unconsolidated affiliates of $42.7 million as of March 31, 2012, and $40.7 million as of December 31, 2011, are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets. No equity investment dividends were received in the first quarters of 2012 or 2011. In the normal course of business, the company may purchase products or services from unconsolidated affiliates; purchases from unconsolidated affiliates were $4.5 million and $5.6 million in the first quarters of 2012 and 2011, respectively. The Condensed Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated.

Snap-on Credit LLC (“SOC”) is the company’s financial services operation in the United States. Snap-on terminated its SOC financial services joint venture agreement with CIT Group Inc. (“CIT”) in July 2009 and subsequently acquired CIT’s 50%-ownership interest in SOC. As a result, SOC became a wholly-owned subsidiary of Snap-on and Snap-on began providing financing for the majority of new loans originated by SOC; prior to July 2009, substantially all of the loans originated by SOC were sold to CIT.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three month periods ended March 31, 2012, and April 2, 2011, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

Financial Instruments

The fair value of the company’s derivative financial instruments is generally determined using quoted prices in active markets for similar assets and liabilities. The carrying value of the company’s non-derivative financial instruments either approximate fair value, due to their short-term nature, or fair value is based upon a discounted cash flow analysis or quoted market values. See Note 8 for further information on financial instruments.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

New Accounting Standards

Goodwill

The Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance in September 2011 to amend previous guidance on the annual and interim testing of goodwill for impairment; the guidance became effective for Snap-on at the beginning of its 2012 fiscal year. The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would still be required. Annual impairment tests are performed by the company in the second quarter of each year. The adoption of this updated authoritative guidance is not expected to have a significant impact on the company’s Condensed Consolidated Financial Statements.

Fair Value Measurements

The FASB issued updated authoritative guidance in May 2011 to amend fair value measurements and related disclosures; the guidance became effective for Snap-on at the beginning of its 2012 fiscal year. This guidance relates to a major convergence project of the FASB and the International Accounting Standards Board to improve International Financial Reporting Standards (“IFRS”) and U.S. GAAP. This guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. The guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The adoption of this updated authoritative guidance had no impact on the company’s Condensed Consolidated Financial Statements.

Disclosures Relating to Comprehensive Income

The FASB issued updated authoritative guidance in June 2011 to amend the presentation of comprehensive income in financial statements. The FASB also issued an accounting standards update in December 2011 that indefinitely deferred certain financial statement presentation provisions contained in its original June 2011 guidance. The guidance, which became effective for Snap-on on a retrospective basis at the beginning of its 2012 fiscal year, gives companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. Under both alternatives, companies are required to annually present each component of comprehensive income. The adoption of this updated authoritative guidance impacted the presentation of the company’s Condensed Consolidated Statements of Comprehensive Income, but it did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

Note 2: Accounts Receivable

Trade and Other Accounts Receivable

Snap-on’s trade and other accounts receivable primarily arise from the sale of tools, diagnostics and equipment to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel on a non-extended-term basis with payment terms generally ranging from 30 to 120 days.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The components of Snap-on’s trade and other accounts receivable as of March 31, 2012, and December 31, 2011, are as follows:

(Amounts in millions)	March 31, 2012	December 31, 2011
Trade and other accounts receivable	$484.7	$485.5
Allowances for doubtful accounts	(21.6)	(22.0)

Total trade and other accounts receivable – net	$463.1	$463.5

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

During both the three months ended March 31, 2012, and the fiscal year ended December 31, 2011, Snap-on did not purchase or sell any finance or contract receivables.

The components of Snap-on’s current finance and contract receivables as of March 31, 2012, and December 31, 2011, are as follows:

(Amounts in millions)	March 31, 2012	December 31, 2011
Finance receivables, net of unearned finance charges of $8.4 million and $7.6 million	$299.9	$285.3
Contract receivables, net of unearned finance charges of $10.4 million and $9.1 million	49.8	51.2

Total	349.7	336.5

Allowances for doubtful accounts:
Finance receivables	(8.2)	(8.1)
Contract receivables	(1.6)	(1.5)

Total	(9.8)	(9.6)

Total current finance and contract receivables – net	$339.9	$326.9

Finance receivables – net	$291.7	$277.2
Contract receivables – net	48.2	49.7

Total current finance and contract receivables – net	$339.9	$326.9

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of March 31, 2012, and December 31, 2011, are as follows:

(Amounts in millions)	March 31, 2012	December 31, 2011
Finance receivables, net of unearned finance charges of $9.9 million and $9.4 million	$461.5	$447.9
Contract receivables, net of unearned finance charges of $15.3 million and $12.1 million	174.3	167.7

Total	635.8	615.6

Allowances for doubtful accounts:
Finance receivables	(16.3)	(16.1)
Contract receivables	(2.8)	(2.6)

Total	(19.1)	(18.7)

Total long-term finance and contract receivables – net	$616.7	$596.9

Finance receivables – net	$445.2	$431.8
Contract receivables – net	171.5	165.1

Total long-term finance and contract receivables – net	$616.7	$596.9

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

The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the loan agreement. Impaired receivables are covered by the company’s finance and contract allowances for doubtful accounts reserves and are charged-off against the reserves when appropriate. As of March 31, 2012, and December 31, 2011, there were $11.3 million and $11.5 million, respectively, of impaired finance receivables, and there were $0.8 million and $0.7 million, respectively, of impaired contract receivables.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The aging of finance and contract receivables as of March 31, 2012, and December 31, 2011, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
March 31, 2012:
Finance receivables	$5.8	$3.8	$6.7	$16.3	$745.1	$761.4	$4.8
Contract receivables	0.8	0.5	0.7	2.0	222.1	224.1	0.3

December 31, 2011:
Finance receivables	$8.0	$3.0	$6.6	$17.6	$715.6	$733.2	$4.8
Contract receivables	0.9	0.4	0.6	1.9	217.0	218.9	0.2

The amount of performing and nonperforming finance and contract receivables based on payment activity as of March 31, 2012, and December 31, 2011, is as follows:

	March 31, 2012		December 31, 2011
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$750.1	$223.3	$721.7	$218.2
Nonperforming	11.3	0.8	11.5	0.7

Total	$761.4	$224.1	$733.2	$218.9

The amount of finance and contract receivables on nonaccrual status as of March 31, 2012, and December 31, 2011, is as follows:

(Amounts in millions)	March 31, 2012	December 31, 2011
Finance receivables	$6.6	$6.8
Contract receivables	0.8	0.7

The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three months ended March 31, 2012, and April 2, 2011:

	Three Months Ended March 31, 2012		Three Months Ended April 2, 2011
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of year	$24.2	$4.1	$21.5	$4.0
Provision for bad debt expense	3.9	0.5	1.8	1.0
Charge-offs	(4.7)	(0.3)	(3.2)	(0.4)
Recoveries	1.1	0.1	1.0	0.2

End of period	$24.5	$4.4	$21.1	$4.8

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Prior to the 2009 termination of the financial services joint venture with CIT, SOC sold substantially all new finance and contract loan originations to CIT on a limited recourse basis; SOC retained the right to service such loans for a contractual servicing fee. As of March 31, 2012, the remaining portfolio of receivables owned by CIT that is being serviced by SOC was approximately $97.8 million, as compared to $119.5 million at December 31, 2011. Contractual servicing fees were $0.5 million for the three month period ended March 31, 2012, and $0.8 million for the three month period ended April 2, 2011.

Note 3: Inventories

Inventories by major classification are as follows:

(Amounts in millions)	March 31, 2012	December 31, 2011
Finished goods	$346.2	$343.8
Work in progress	37.7	32.2
Raw materials	82.5	80.5

Total FIFO value	466.4	456.5
Excess of current cost over LIFO cost	(70.6)	(70.1)

Total inventories – net	$395.8	$386.4

Inventories accounted for using the first-in, first-out (“FIFO”) method as of both March 31, 2012, and December 31, 2011, approximated 62% of total inventories. The company accounts for its non-U.S. inventory on the FIFO basis. As of March 31, 2012, approximately 28% of the company’s U.S. inventory was accounted for using the FIFO basis and 72% was accounted for using the last-in, first-out (“LIFO”) basis. There were no LIFO inventory liquidations in the three month periods ended March 31, 2012, or April 2, 2011.

Note 4: Intangible and Other Assets

The changes in the carrying amount of goodwill by segment for the three month period ended March 31, 2012, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of December 31, 2011	$297.0	$12.5	$486.3	$795.8
Currency translation	7.8	–	1.3	9.1

Balance as of March 31, 2012	$304.8	$12.5	$487.6	$804.9

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Additional disclosures related to other intangible assets are as follows:

	March 31, 2012		December 31, 2011
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$134.9	$(47.6)	$134.4	$(45.3)
Developed technology	19.3	(17.4)	19.1	(16.8)
Internally developed software	90.3	(55.4)	85.1	(52.0)
Patents	27.6	(18.3)	27.2	(17.8)
Trademarks	2.4	(1.4)	2.4	(1.2)
Other	7.0	(1.0)	7.0	(0.9)

Total	281.5	(141.1)	275.2	(134.0)
Non-amortized trademarks	48.0	–	47.1	–

Total other intangible assets	$329.5	$(141.1)	$322.3	$(134.0)

Significant and unanticipated changes in circumstances, such as significant and long-term adverse changes in business climate, loss of key customers and/or changes in technology or markets, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of March 31, 2012, the company has no accumulated impairment losses.

The weighted-average amortization periods related to other intangible assets are as follows:

(In years)	Weighted- average Amortization
Customer relationships	16
Developed technology	5
Internally developed software	3
Patents	11
Trademarks	6
Other	39

Snap-on is amortizing its customer relationships on an accelerated basis over a 16 year weighted-average life; the remaining intangibles are amortized on a straight-line basis. The weighted-average amortization period for all amortizable intangibles on a combined basis is 13 years.

The company’s customer relationships generally have contractual terms of three to five years and are typically renewed without significant cost to the company. The weighted-average 16 year life for customer relationships is based on the company’s historical renewal experience. Intangible asset renewal costs are expensed as incurred.

The aggregate amortization expense was $6.4 million and $5.9 million for the three month periods ended March 31, 2012, and April 2, 2011, respectively. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $24.8 million in 2012, $19.2 million in 2013, $13.3 million in 2014, $9.9 million in 2015, $9.2 million in 2016 and $9.0 million in 2017.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 5: Exit and Disposal Activities

Snap-on recorded costs associated with exit and disposal activities for the three month periods ended March 31, 2012, and April 2, 2011, as follows:

	Three Months Ended
(Amounts in millions)	March 31, 2012	April 2, 2011
Exit and disposal costs:
Cost of goods sold:
Commercial & Industrial Group	$0.1	$0.2
Snap-on Tools Group	0.1	2.3
Repair Systems & Information Group	0.2	–

Total cost of goods sold	0.4	2.5

Operating expenses:
Commercial & Industrial Group	3.4	–
Snap-on Tools Group	0.1	0.5
Repair Systems & Information Group	0.1	–

Total operating expenses	3.6	0.5

Total exit and disposal costs:
Commercial & Industrial Group	3.5	0.2
Snap-on Tools Group	0.2	2.8
Repair Systems & Information Group	0.3	–

Total exit and disposal costs	$4.0	$3.0

Of the $4.0 million and $3.0 million of costs incurred during the three month periods ended March 31, 2012, and April 2, 2011, respectively, $3.7 million and $1.0 million, respectively, qualified for accrual treatment. Costs associated with exit and disposal activities in 2012 primarily related to headcount reductions from (i) the ongoing optimization of the company’s cost structure in Europe; and (ii) various other management and realignment actions.

Snap-on’s exit and disposal accrual activity for the first quarter of 2012 is as follows:

(Amounts in millions)	Balance at December 31, 2011	Additions	Usage	Balance at March 31, 2012
Severance costs:
Commercial & Industrial Group	$3.6	$3.6	$(2.5)	$4.7
Snap-on Tools Group	0.6	(0.1)	(0.1)	0.4
Repair Systems & Information Group	3.8	0.2	(0.7)	3.3
Facility-related costs:
Commercial & Industrial Group	0.4	–	(0.1)	0.3

Total	$8.4	$3.7	$(3.4)	$8.7

The majority of the exit and disposal accrual as of March 31, 2012, is expected to be utilized in 2012.

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

Note 6: Income Taxes

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 33.5% and 33.0% in the first three months of 2012 and 2011, respectively. The higher 2012 effective income tax rate is primarily attributable to the mix of earnings in the various taxing jurisdictions in which the company does business.

For the three months ended March 31, 2012, Snap-on’s unrecognized tax benefits increased by $0.4 million primarily due to tax positions that Snap-on expects to take in future tax returms and the accrual of interest on tax positions taken in prior years.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease by a range of zero to $1.7 million. Over the next 12 months, Snap-on anticipates taking certain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase by a range of zero to $3.2 million over the next 12 months for uncertain tax positions expected to be taken in future tax filings.

Note 7: Short-term and Long-term Debt

Short-term and long-term debt as of March 31, 2012, and December 31, 2011, consisted of the following:

(Amounts in millions)	March 31, 2012	December 31, 2011
5.85% unsecured notes due 2014	$100.0	$100.0
5.50% unsecured notes due 2017	150.0	150.0
4.25% unsecured notes due 2018	250.0	250.0
6.70% unsecured notes due 2019	200.0	200.0
6.125% unsecured notes due 2021	250.0	250.0
Other debt*	29.5	34.1

	979.5	984.1

Less: notes payable and current maturities of long-term debt	(14.0)	(16.2)

Total long-term debt	$965.5	$967.9

* Includes fair value adjustments related to interest rate swaps.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on December 8, 2016; as of March 31, 2012, no amounts were outstanding under this facility. Borrowings under the $500 million revolving credit facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus shareholders’ equity (including noncontrolling interests) of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of March 31, 2012, the company’s actual ratios of 0.38 and 1.63, respectively, were both within the permitted ranges set forth in this financial covenant.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on also has a 364-day loan and servicing agreement that allows Snap-on to borrow up to $200 million (subject to borrowing base requirements) through the pledging of finance receivables under an asset-backed commercial paper conduit facility; the loan and servicing agreement expires on September 28, 2012. As of March 31, 2012, no amounts were outstanding under the loan and servicing agreement.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility, discussed above, Snap-on’s debt agreements and credit facilities, including the $200 million loan and servicing agreement, also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of March 31, 2012, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

Note 8: Financial Instruments

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

At March 31, 2012, Snap-on had $197.2 million of net foreign exchange forward buy contracts outstanding comprised of buy contracts of $85.4 million in euros, $66.0 million in Swedish kronor, $37.9 million in British pounds, $35.9 million in Australian dollars, $22.0 million in Singapore dollars, $6.4 million in Hong Kong Dollars, $5.4 million in Norwegian kroner, $4.2 million in South Korean won, and $5.5 million in other currencies, and sell contracts comprised of $54.5 million in

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Canadian dollars, $10.8 million in Japanese yen, $4.1 million in Turkish lira, and $2.1 million in other currencies. At December 31, 2011, Snap-on had $183.8 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $85.2 million in euros, $59.8 million in Swedish kronor, $35.3 million in British pounds, $32.4 million in Australian dollars, $18.8 million in Singapore dollars, $6.1 million in Hong Kong dollars, $5.7 million in Norwegian kroner, $4.1 million in South Korean won, $4.1 million in Danish kroner, and $2.3 million in Chilean pesos, and sell contracts including $51.1 million in Canadian dollars, $12.3 million in Japanese yen, $3.6 million in Turkish lira, and $3.0 million in other currencies.

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

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements (“interest rate swaps”) to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Consolidated Statements of Earnings. The effective portion of the change in fair value of the derivative is recorded in “Current maturities of long-term debt” or “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100.0 million as of both March 31, 2012, and December 31, 2011.

Treasury Lock Agreements: Snap-on enters into treasury lock agreements (“treasury locks”) to manage the potential change in interest rates in anticipation of issuing fixed rate debt. Treasury locks are accounted for as cash flow hedges. The effective differentials paid or received on treasury locks related to the anticipated issuance of fixed rate debt are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of March 31, 2012, or December 31, 2011, and there were no treasury locks settled during either of the first quarters of 2012 or 2011.

Fair Value Measurements: Snap-on has derivative assets and liabilities that are measured at Level 2 fair value on a recurring basis. The fair value of derivative instruments, including interest rate swaps and foreign currency forwards, included within the Condensed Consolidated Balance Sheets as of March 31, 2012, and December 31, 2011, are as follows:

		March 31, 2012		December 31, 2011
(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other assets	$15.7	$–	$19.0	$–

Derivatives Not Designated as Hedging Instruments:
Foreign currency forwards	Prepaid expenses and other assets	$9.7	$–	$4.3	$–
Foreign currency forwards	Other accrued liabilities	–	3.0	–	11.0

Total		$9.7	$3.0	$4.3	$11.0

Total derivatives instruments		$25.4	$3.0	$23.3	$11.0

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. The company did not have any assets or liabilities measured at Level 1 or Level 3, or implement any changes in its valuation techniques as of and for the quarter ended March 31, 2012.

The effect of derivative instruments designated as fair value hedges as included in the Condensed Consolidated Statements of Earnings is as follows:

		Effective Portion of Gain / (Loss) Recognized in Income Three months ended
(Amounts in millions)	Statement of Earnings Presentation	March 31, 2012	April 2, 2011
Derivatives Designated as Fair Value Hedges:
Interest rate swaps	Interest expense	$0.8	$1.5

The effects of derivative instruments designated as cash flow hedges as included in Accumulated OCI on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Earnings are as follows:

	Effective Portion of Gain / (Loss) Recognized in Accumulated OCI Three months ended		Statement of Earnings Presentation	Effective Portion of Gain / (Loss) Reclassified from Accumulated OCI into Income Three months ended
(Amounts in millions)	March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011
Derivatives Designated as Cash Flow Hedges:
Treasury locks	$–	$–	Interest expense	$0.1	$0.1

The following table represents the effect of derivative instruments not designated as hedging instruments as included in the Condensed Consolidated Statements of Earnings:

		Gain / (Loss) Recognized in Income Three months ended
(Amounts in millions)	Statement of Earnings Presentation	March 31, 2012	April 2, 2011
Derivatives Not Designated as Hedging Instruments:
Foreign currency forwards	Other income (expense) – net	$5.9	$19.0

Snap-on’s foreign currency forwards, as discussed above, are typically not designated as hedges for financial reporting purposes. The fair value changes of derivatives not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. The $5.9 million derivative gain recognized in the first quarter of 2012 was more than offset by transaction losses on net exposures of $6.5 million, resulting in a net foreign exchange loss of $0.6 million. The $19.0 million derivative gain recognized in the first quarter of 2011 was mostly offset by transaction losses on net exposures of $18.6 million,

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

resulting in a net foreign exchange gain of $0.4 million. The resulting net foreign exchange gains and losses are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 14 for additional information on “Other income (expense) – net.”

As of March 31, 2012, the maximum maturity date of any fair value hedge was 10 years. During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $0.3 million after tax at the time the underlying hedge transactions are realized.

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

Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	March 31, 2012		December 31, 2011
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$736.9	$849.4	$709.0	$815.0
Contract receivables – net	219.7	253.1	214.8	246.7

Long-term debt and notes payable and current maturities of long-term debt	979.5	1,111.0	984.1	1,101.5

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Pension Plans

Snap-on’s net pension expense included the following components:

	Three Months Ended
(Amounts in millions)	March 31, 2012	April 2, 2011
Service cost	$5.3	$4.7
Interest cost	12.8	13.3
Expected return on plan assets	(16.1)	(14.6)
Actuarial loss	9.8	7.6
Prior service cost	0.3	0.3

Net pension expense	$12.1	$11.3

Snap-on intends to make contributions of $12.6 million to its foreign pension plans in 2012, as required by law. On March 1, 2012, Snap-on made a $25.0 million cash contribution to its domestic pension plans that included (i) an $18.3 million 2012 contribution required by law and (ii) a $6.7 million discretionary cash contribution; depending on market and other conditions, Snap-on may elect to make additional discretionary cash contributions to its domestic pension plans in 2012.

Note 10: Postretirement Health Care Plans

Snap-on’s net postretirement health care expense included the following components:

	Three Months Ended
(Amounts in millions)	March 31, 2012	April 2, 2011
Service cost	$–	$0.1
Interest cost	0.7	0.8
Expected return on plan assets	(0.3)	(0.3)

Net postretirement expense	$0.4	$0.6

Note 11: Stock-Based Compensation

On April 28, 2011, shareholders approved the 2011 Incentive Stock and Awards Plan (the “2011 Plan”), which replaced the 2001 Incentive Stock and Awards Plan (the “2001 Plan”). The 2011 Plan, like the 2001 Plan, provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants will be made under the 2001 Plan, although outstanding awards will continue until exercised, vested or expired. As of March 31, 2012, the 2011 Plan had 3,952,298 shares available for future grants. The company uses treasury stock to deliver shares under the Plans.

Net stock-based compensation expense was $8.7 million and $5.9 million for the three month periods ended March 31, 2012, and April 2, 2011, respectively. Cash received from option exercises during the three month periods ended March 31, 2012, and April 2, 2011, was $13.3 million and $11.8 million, respectively. The tax benefit realized from the exercise of share-based payment arrangements was $3.6 million and $2.2 million for the three month periods ended March 31, 2012, and April 2, 2011, respectively.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Stock Options

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant and have a contractual term of ten years. Stock option grants vest ratably on the first, second and third anniversaries of the date of grant.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the period of time that options granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three month periods ended March 31, 2012, and April 2, 2011, using the Black-Scholes valuation model:

	Three Months Ended
	March 31, 2012	April 2, 2011
Expected term of option (in years)	5.37	5.89
Expected volatility factor	36.92%	34.18%
Expected dividend yield	2.72%	2.72%
Risk-free interest rate	0.82%	2.33%

A summary of stock option activity as of and for the three month period ended March 31, 2012, is presented below:

	Shares (in thousands)	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2011	2,533	$45.07
Granted	607	60.00
Exercised	(328)	39.15
Forfeited or expired	(15)	55.86

Outstanding at March 31, 2012	2,797	48.95	7.35	$33.6

Exercisable at March 31, 2012	1,632	43.45	6.00	28.6

* Weighted-average

The weighted-average grant date fair value of options granted during the three month periods ended March 31, 2012, and April 2, 2011, was $15.46 and $15.80, respectively. The intrinsic value of options exercised during the three month periods ended March 31, 2012, and April 2, 2011, was $6.7 million and $5.7 million, respectively. The fair value of stock options vested was $5.6 million and $4.4 million during the three month periods ended March 31, 2012, and April 2, 2011, respectively.

As of March 31, 2012, there was $16.1 million of unrecognized compensation cost related to non-vested stock option compensation arrangements that is expected to be recognized as a charge to earnings over a weighted-average period of 2.3 years.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Performance Awards

Performance awards, which are granted as performance share units and performance-based RSUs, are earned and expensed using the fair value of the award over a contractual term of three years based on the company’s performance. Vesting of the performance awards is dependent upon performance relative to pre-defined goals for revenue growth and return on net assets for the applicable performance period. For performance achieved above a certain level, the recipient may earn additional shares of stock, not to exceed 100% of the number of performance awards initially granted.

The performance share units have a three year performance period based on the results of the consolidated financial metrics of the company. The performance-based RSUs have a one year performance period based on the results of the consolidated financial metrics of the company followed by a two year cliff vesting schedule.

The fair value of these awards is estimated on the date of grant using the Black-Scholes valuation model. The company uses the vesting period of the performance awards as the expected term of the awards granted. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the performance award. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the length of time corresponding to the expected term of the performance award. The following weighted-average assumptions were used in calculating the fair value of performance awards granted during the three month periods ended March 31, 2012, and April 2, 2011, using the Black-Scholes valuation model:

	Three Months Ended
	March 31, 2012	April 2, 2011
Expected term of performance award (in years)	3.0	3.0
Expected volatility factor	34.42%	40.41%
Risk-free interest rate	0.35%	1.34%

The weighted-average grant date fair value of performance awards granted during the three month periods ended March 31, 2012, and April 2, 2011, was $60.00 and $58.94, respectively. Performance awards for 53,990 shares were paid out during the three month period ended March 31, 2012; no performance awards were paid out during the three month period ended April 2, 2011. As performance awards generally vest only at the end of the performance period, no shares vested during the three month periods ended March 31, 2012, and April 2, 2011.

Based on the company’s 2011 performance, 159,770 RSUs granted in 2011 were earned; assuming continued employment, these RSUs will vest at the end of fiscal 2013. Based on the company’s 2010 performance, 169,921 RSUs granted in 2010 were earned; assuming continued employment, these RSUs will vest at the end of fiscal 2012. As a result of employee retirements, a total of 2,706 of the RSUs earned in 2010 vested pursuant to the terms of the related award agreements and were paid out in the first quarter of 2011.

The changes to the company’s non-vested performance awards during the three month period ended March 31, 2012, are as follows:

	Awards (in thousands)	Fair Value (*)
Non-vested performance awards at December 31, 2011	707	$48.87
Granted	218	60.00
Vested	–	–
Cancellations	–	–

Non-vested performance awards at March 31, 2012	925	48.56

* Weighted-average

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of March 31, 2012, there was $26.7 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 2.1 years.

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

The fair value of SARs is revalued (mark-to-market) each reporting period using the Black-Scholes valuation model based on Snap-on’s period-end stock price. The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs. The following weighted-average assumptions were used in calculating the fair value of SARs granted during the three month periods ended March 31, 2012, and April 2, 2011, using the Black-Scholes valuation model:

	Three Months Ended
	March 31, 2012	April 2, 2011
Expected term of SARs (in years)	5.16	5.54
Expected volatility factor	37.54%	34.99%
Expected dividend yield	2.72%	2.72%
Risk-free interest rate	1.04%	2.24%

The total intrinsic value of SARs exercised during the three month periods ended March 31, 2012, and April 2, 2011, was $1.3 million and $1.4 million, respectively. The total fair value of SARs vested during the three month periods ended March 31, 2012, and April 2, 2011, was $2.3 million and $2.5 million, respectively.

Changes to the company’s non-vested SARs during the three month period ended March 31, 2012, are as follows:

	SARs (in thousands)	Fair Value (*)
Non-vested SARs at December 31, 2011	232	$13.56
Granted	125	16.28
Vested	(109)	21.54
Cancellations	(1)	–

Non-vested SARs at March 31, 2012	247	16.79

* Weighted-average

As of March 31, 2012, there was $4.2 million of unrecognized compensation cost related to non-vested SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 12: Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Weighted-average common shares outstanding	58,172,127	58,181,586
Dilutive effect of stock-based instruments	600,484	549,817

Weighted-average common shares outstanding, assuming dilution	58,772,611	58,731,403

The dilutive effect of the potential exercise of outstanding stock-based instruments to purchase common shares is calculated using the treasury stock method. Options to purchase 1,174,721 shares and 593,638 shares of Snap-on common stock for the three month periods ended March 31, 2012, and April 2, 2011, respectively, were not included in the computations of diluted earnings per share as the exercise price of the options was greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

Note 13: Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. Snap-on’s product warranty accrual activity for the three month periods ended March 31, 2012, and April 2, 2011, is as follows:

	Three Months Ended
(Amounts in millions)	March 31, 2012	April 2, 2011
Warranty accrual:
Beginning of period	$18.6	$16.9
Additions	2.8	2.8
Usage	(2.9)	(3.0)

End of period	$18.5	$16.7

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van loans sold by SOC; as of both March 31, 2012, and December 31, 2011, $13.9 million of franchisee loans contain a recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of March 31, 2012, was not material.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 14: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended
(Amounts in millions)	March 31, 2012	April 2, 2011
Interest income	$0.2	$0.4
Foreign exchange (loss) gain	(0.6)	0.4

Total other income (expense) – net	$(0.4)	$0.8

Note 15: Segments

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Financial data by segment was as follows:

	Three Months Ended
(Amounts in millions)	March 31, 2012	April 2, 2011
Net sales:
Commercial & Industrial Group	$286.5	$272.4
Snap-on Tools Group	316.6	282.0
Repair Systems & Information Group	226.1	227.0

Segment net sales	829.2	781.4
Intersegment eliminations	(94.0)	(87.7)

Total net sales	$735.2	$693.7
Financial services revenue	38.0	25.8

Total revenues	$773.2	$719.5

Operating earnings:
Commercial & Industrial Group	$29.2	$31.6
Snap-on Tools Group	46.1	37.1
Repair Systems & Information Group	48.6	42.8
Financial Services	23.9	12.5

Segment operating earnings	147.8	124.0
Corporate	(26.4)	(24.2)

Operating earnings	$121.4	$99.8
Interest expense	(13.9)	(16.3)
Other income (expense) – net	(0.4)	0.8

Earnings before income taxes and equity earnings	$107.1	$84.3

(Amounts in millions)	March 31, 2012	December 31, 2011
Assets:
Commercial & Industrial Group	$922.6	$919.3
Snap-on Tools Group	493.7	463.7
Repair Systems & Information Group	940.2	944.2
Financial Services	960.6	923.8

Total assets from reportable segments	$3,317.1	3,251.0
Corporate	445.1	470.1
Elimination of intersegment receivables	(52.3)	(48.2)

Total assets	$3,709.9	$3,672.9

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements:

Statements in this document that are not historical facts, including statements that (i) are in the future tense; (ii) include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on Incorporated (“Snap-on” or “the company”) or its management; (iii) are specifically identified as forward-looking; or (iv) describe Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, as well as those factors discussed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which are incorporated herein by reference, could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

RESULTS OF OPERATIONS

Results of operations for the three month periods ended March 31, 2012, and April 2, 2011, are as follows:

	Three Months Ended
(Amounts in millions)	March 31, 2012		April 2, 2011		Change
Net sales	$735.2	100.0%	$693.7	100.0%	$41.5	6.0%
Cost of goods sold	(387.5)	-52.7%	(363.1)	-52.3%	(24.4)	-6.7%

Gross profit	347.7	47.3%	330.6	47.7%	17.1	5.2%
Operating expenses	(250.2)	-34.0%	(243.3)	-35.1%	(6.9)	-2.8%

Operating earnings before financial services	97.5	13.3%	87.3	12.6%	10.2	11.7%

Financial services revenue	38.0	100.0%	25.8	100.0%	12.2	47.3%
Financial services expenses	(14.1)	-37.1%	(13.3)	-51.6%	(0.8)	-6.0%

Operating earnings from financial services	23.9	62.9%	12.5	48.4%	11.4	91.2%

Operating earnings	121.4	15.7%	99.8	13.9%	21.6	21.6%
Interest expense	(13.9)	-1.8%	(16.3)	-2.3%	2.4	14.7%
Other income (expense) – net	(0.4)	–	0.8	0.1%	(1.2)	NM

Earnings before income taxes and equity earnings	107.1	13.9%	84.3	11.7%	22.8	27.0%
Income tax expense	(35.2)	-4.6%	(27.2)	-3.8%	(8.0)	-29.4%

Earnings before equity earnings	71.9	9.3%	57.1	7.9%	14.8	25.9%
Equity earnings, net of tax	1.1	0.1%	0.9	0.2%	0.2	22.2%

Net earnings	73.0	9.4%	58.0	8.1%	15.0	25.9%
Net earnings attributable to noncontrolling interests	(2.0)	-0.2%	(1.8)	-0.3%	(0.2)	-11.1%

Net earnings attributable to Snap-on Inc.	$71.0	9.2%	$56.2	7.8%	$14.8	26.3%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $735.2 million in the first quarter of 2012 increased $41.5 million, or 6.0%, from 2011 levels; excluding $6.7 million of unfavorable foreign currency translation, organic sales in the quarter increased $48.2 million, or 7.0%. Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including foreign currency translation fluctuations.

First quarter gross profit of $347.7 million in 2012 increased $17.1 million, or 5.2%, as compared to $330.6 million in 2011. As a percentage of sales, gross margin of 47.3% in the first quarter of 2012 declined 40 basis points (100 basis points equals 1.0 percent) from 47.7% last year primarily due to continued margin pressure in our European-based hand tools business. These gross margin decreases were partially offset by contributions from ongoing rapid continuous improvement and other cost reduction actions, including benefits from restructuring (collectively, “RCI initiatives”), and lower year-over-year restructuring costs. Restructuring costs included in gross profit totaled $0.4 million in the first quarter of 2012 as compared to $2.5 million last year.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

First quarter operating expenses of $250.2 million in 2012 increased $6.9 million, or 2.8%, as compared to $243.3 million in 2011. As a percentage of sales, operating expenses of 34.0% in 2012 improved 110 basis points from 35.1% last year primarily due to benefits from sales volume leverage and savings from RCI initiatives. These improvements were partially offset by higher stock-based (mark-to-market) and performance-based compensation expense and $3.1 million of higher restructuring costs. Restructuring costs in operating expenses totaled $3.6 million in the first quarter of 2012 as compared to $0.5 million last year.

Operating earnings before financial services of $97.5 million in the first quarter of 2012 increased $10.2 million, or 11.7%, as compared to $87.3 million last year. As a percentage of sales, operating earnings before financial services in the first quarter improved from 12.6% last year to 13.3% this year.

Operating earnings from financial services were $23.9 million on revenue of $38.0 million in the first quarter of 2012, as compared with operating earnings of $12.5 million on revenue of $25.8 million last year. The year-over-year increase in both revenue and operating earnings primarily reflects the growth in the company’s on-book finance portfolio.

Operating earnings of $121.4 million in the first quarter of 2012 increased $21.6 million, or 21.6%, from $99.8 million last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings in the first quarter of 2012 improved 180 basis points to 15.7% as compared to 13.9% last year.

Interest expense of $13.9 million in the first quarter of 2012 decreased $2.4 million from the comparable prior-year period primarily due to lower average debt levels. See Note 7 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net in the first quarters of 2012 and 2011 was expense of $0.4 million and income of $0.8 million, respectively. Other income (expense) – net primarily includes interest income and hedging and currency exchange rate transaction gains and losses. See Note 14 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 33.5% in the first quarter of 2012 and 33.0% in the first quarter of 2011. See Note 6 to the Condensed Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on in the first quarter of 2012 were $71.0 million, or $1.21 per diluted share, as compared with $56.2 million, or $0.96 per diluted share, in the first quarter of 2011.

Exit and Disposal Activities

Snap-on recorded exit and disposal costs of $4.0 million and $3.0 million in the first quarters of 2012 and 2011, respectively. See Note 5 to the Condensed Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

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

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	March 31, 2012		April 2, 2011		Change
External net sales	$239.3	83.5%	$229.9	84.4%	$9.4	4.1%
Intersegment net sales	47.2	16.5%	42.5	15.6%	4.7	11.1%

Segment net sales	286.5	100.0%	272.4	100.0%	14.1	5.2%
Cost of goods sold	(184.5)	-64.4%	(168.8)	-62.0%	(15.7)	-9.3%

Gross profit	102.0	35.6%	103.6	38.0%	(1.6)	-1.5%
Operating expenses	(72.8)	-25.4%	(72.0)	-26.4%	(0.8)	-1.1%

Segment operating earnings	$29.2	10.2%	$31.6	11.6%	$(2.4)	-7.6%

Segment net sales of $286.5 million in the first quarter of 2012 increased $14.1 million, or 5.2%, from 2011 levels. Excluding $3.1 million of unfavorable foreign currency translation, organic sales increased $17.2 million, or 6.4%, primarily as a result of double-digit sales increases across the majority of the segment’s businesses serving customers in emerging markets and critical industries. These year-over-year sales increases were partially offset by a mid single-digit sales decline in the segment’s European-based hand tools business, particularly as a result of further weakness in southern Europe.

Segment gross profit of $102.0 million in the first quarter of 2012 decreased $1.6 million from 2011 levels. As a percentage of sales, gross margin of 35.6% in the quarter decreased 240 basis points from 38.0% last year, primarily due to continued margin pressure in our European-based hand tools business partially offset by savings from ongoing RCI initiatives.

Segment operating expenses of $72.8 million in the first quarter of 2012 increased $0.8 million from 2011 levels. As a percentage of sales, operating expenses of 25.4% in 2012 improved 100 basis points from 26.4% last year primarily due to benefits from sales volume leverage partially offset by $3.4 million of higher restructuring costs, primarily to improve the segment’s cost structure in Europe.

As a result of these factors, segment operating earnings of $29.2 million in the first quarter of 2012 decreased $2.4 million, or 7.6%, from 2011 levels, including $0.2 million of unfavorable foreign currency effects. As a percentage of segment net sales, operating earnings for the Commercial & Industrial Group of 10.2% in the first quarter of 2012 declined 140 basis points from 11.6% in the first quarter of 2011.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	March 31, 2012		April 2, 2011		Change
Segment net sales	$316.6	100.0%	$282.0	100.0%	$34.6	12.3%
Cost of goods sold	(177.6)	-56.1%	(157.1)	-55.7%	(20.5)	-13.0%

Gross profit	139.0	43.9%	124.9	44.3%	14.1	11.3%
Operating expenses	(92.9)	-29.3%	(87.8)	-31.1%	(5.1)	-5.8%

Segment operating earnings	$46.1	14.6%	$37.1	13.2%	$9.0	24.3%

Segment net sales of $316.6 million in the first quarter of 2012 increased $34.6 million, or 12.3%, from 2011 levels. Excluding $0.4 million of unfavorable foreign currency translation, organic sales increased $35.0 million, or 12.4%, year over year, primarily due to continued higher sales in the United States.

Segment gross profit of $139.0 million in the first quarter of 2012 increased $14.1 million from 2011 levels; as a percentage of sales, gross margin of 43.9% in the quarter compared with 44.3% last year. Gross margin in the first quarter of 2011 benefited from favorable manufacturing utilization associated with the anticipated consolidation of the company’s North American tool storage operations. In 2011, Snap-on closed its Newmarket, Canada, tool storage facility and consolidated its North American tool storage operations into its existing Algona, Iowa, facility. Restructuring costs included in gross profit totaled $0.1 million and $2.3 million in the first quarters of 2012 and 2011, respectively.

Segment operating expenses of $92.9 million in the first quarter of 2012 increased $5.1 million from 2011 levels primarily due to higher volume-related and other expenses. As a percentage of sales, operating expenses of 29.3% in the quarter improved 180 basis points from 31.1% last year primarily due to benefits from sales volume leverage and contributions from ongoing RCI initiatives.

As a result of these factors, segment operating earnings of $46.1 million in the first quarter of 2012 increased $9.0 million, or 24.3%, from 2011 levels, including $0.7 million of favorable foreign currency effects. As a percentage of segment net sales, operating earnings for the Snap-on Tools Group of 14.6% in the first quarter of 2012 increased 140 basis points from 13.2% last year.

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	March 31, 2012		April 2, 2011		Change
External net sales	$179.3	79.3%	$181.8	80.1%	$(2.5)	-1.4%
Intersegment net sales	46.8	20.7%	45.2	19.9%	1.6	3.5%

Segment net sales	226.1	100.0%	227.0	100.0%	(0.9)	-0.4%
Cost of goods sold	(119.4)	-52.8%	(124.9)	-55.0%	5.5	4.4%

Gross profit	106.7	47.2%	102.1	45.0%	4.6	4.5%
Operating expenses	(58.1)	-25.7%	(59.3)	-26.1%	1.2	2.0%

Segment operating earnings	$48.6	21.5%	$42.8	18.9%	$5.8	13.6%

Segment net sales of $226.1 million in the first quarter of 2012 decreased $0.9 million, or 0.4%, from 2011 levels. Excluding $3.1 million of unfavorable foreign currency translation, organic sales increased $2.2 million, or 1.0%, as a mid single-digit sales gain of diagnostics and repair information products, primarily to independent repair shop owners and managers, and a low single-digit sales gain to original equipment manufacturer (OEM) dealerships were partially offset by lower sales of undercar equipment in Europe.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment gross profit of $106.7 million in the first quarter of 2012 increased $4.6 million from 2011 levels. As a percentage of sales, gross margin in the first quarter of 2012 improved 220 basis points to 47.2% from 45.0% last year primarily due to a more favorable sales mix that included higher sales of diagnostics and repair information products, and savings from ongoing RCI initiatives.

Segment operating expenses of $58.1 million in the first quarter of 2012 decreased $1.2 million from 2011 levels. As a percentage of sales, operating expenses of 25.7% in the quarter improved 40 basis points from 26.1% last year, primarily due to savings from RCI initiatives.

As a result of these factors, segment operating earnings of $48.6 million in the first quarter of 2012 increased $5.8 million from 2011 levels, including $0.5 million of unfavorable foreign currency effects. As a percentage of segment net sales, operating earnings for the Repair Systems & Information Group increased 260 basis points from 18.9% in the first quarter of 2011 to 21.5% in the first quarter of 2012.

Financial Services

	Three Months Ended
(Amounts in millions)	March 31, 2012		April 2, 2011		Change
Financial services revenue	$38.0	100.0%	$25.8	100.0%	$12.2	47.3%
Financial services expenses	(14.1)	-37.1%	(13.3)	-51.6%	(0.8)	-6.0%

Segment operating earnings	$23.9	62.9%	$12.5	48.4%	$11.4	91.2%

Segment operating earnings were $23.9 million on $38.0 million of revenue in the first quarter of 2012, as compared with operating earnings of $12.5 million on $25.8 million of revenue in the first quarter of 2011. Originations of $156.3 million in the first quarter of 2012 increased $10.7 million, or 7.3%, from comparable prior-year levels.

Financial services’ expenses of $14.1 million and $13.3 million in the first quarters of 2012 and 2011, respectively, primarily include personnel-related and other general and administrative costs necessary to service the portfolio of receivables owned by both Snap-on and CIT (collectively, “the serviced portfolio”). These expenses are generally more dependent on the change in size of the serviced portfolio than they are on the revenue of this segment. Financial services’ expenses also include doubtful accounts provisions for the finance and contract receivables owned by Snap-on. As a percentage of the average serviced portfolio, financial services’ expenses were 1.4% in both the first quarters of 2012 and 2011.

See Notes 1 and 2 to the Condensed Consolidated Financial Statements for further information on financial services.

Corporate

Snap-on’s general corporate expenses of $26.4 million in the first quarter of 2012 increased $2.2 million from $24.2 million in the first quarter of 2011 primarily due to higher stock-based (mark-to-market) and performance-based compensation expense.

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

The supplemental Operations data reflects the results of operations and financial position of Snap-on’s tools, diagnostics, equipment, software and other non-financial services operations with Financial Services on the equity method. The supplemental Financial Services data reflects the results of operations and financial position of Snap-on’s U.S. and international financial services operations. The financing needs of Financial Services are met through intersegment borrowings from Snap-on Incorporated and cash generated from operations; Financial Services is charged interest expense on intersegment borrowings at market rates. Long-term debt for Operations includes the company’s third party external borrowings, net of intersegment borrowings to Financial Services. Income taxes are charged to Financial Services on the basis of the specific tax attributes generated by the U.S. and international financial services businesses. Transactions between the Operations and Financial Services businesses were eliminated to arrive at the Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – The supplemental Condensed Statements of Earnings information for the three month periods ended March 31, 2012, and April 2, 2011, are as follows:

	Operations*		Financial Services
(Amounts in millions)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net sales	$735.2	$693.7	$–	$–
Cost of goods sold	(387.5)	(363.1)	–	–

Gross profit	347.7	330.6	–	–
Operating expenses	(250.2)	(243.3)	–	–

Operating earnings before financial services	97.5	87.3	–	–

Financial services revenue	–	–	38.0	25.8
Financial services expenses	–	–	(14.1)	(13.3)

Operating earnings from financial services	–	–	23.9	12.5

Operating earnings	97.5	87.3	23.9	12.5
Interest expense	(13.6)	(16.0)	(0.3)	(0.3)
Intersegment interest income (expense) – net	9.8	7.8	(9.8)	(7.8)
Other income (expense) – net	(0.4)	0.8	–	–

Earnings before income taxes and equity earnings	93.3	79.9	13.8	4.4
Income tax expense	(30.1)	(25.7)	(5.1)	(1.5)

Earnings before equity earnings	63.2	54.2	8.7	2.9
Financial services – net earnings attributable to Snap-on Inc.	8.7	2.9	–	–
Equity earnings, net of tax	1.1	0.9	–	–

Net earnings	73.0	58.0	8.7	2.9
Net earnings attributable to noncontrolling interests	(2.0)	(1.8)	–	–

Net earnings attributable to Snap-on Incorporated	$71.0	$56.2	$8.7	$2.9

* Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – The supplemental Condensed Balance Sheets information as of March 31, 2012, and December 31, 2011, are as follows:

	Operations*		Financial Services
(Amounts in millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$157.3	$181.1	$4.3	$4.5
Intersegment receivables	11.2	10.8	–	–
Trade and other accounts receivable – net	462.9	463.3	0.2	0.2
Finance receivables – net	–	–	291.7	277.2
Contract receivables – net	6.5	6.5	41.7	43.2
Inventories – net	395.8	386.4	–	–
Deferred income tax assets	72.8	90.0	11.1	2.6
Prepaid expenses and other assets	92.8	78.1	1.1	0.9

Total current assets	1,199.3	1,216.2	350.1	328.6

Property and equipment – net	358.6	351.9	2.1	1.0
Investment in Financial Services	151.3	142.0	–	–
Deferred income tax assets	122.6	119.8	0.1	5.4
Long-term finance receivables – net	–	–	445.2	431.8
Long-term contract receivables – net	9.4	9.1	162.1	156.0
Goodwill	804.9	795.8	–	–
Other intangibles – net	188.4	188.3	–	–
Other assets	82.7	83.7	1.0	1.0

Total assets	$2,917.2	$2,906.8	$960.6	$923.8

* Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$14.0	$16.2	$–	$–
Accounts payable	138.9	124.0	0.1	0.6
Intersegment payables	–	–	11.2	10.8
Accrued benefits	50.0	48.8	–	–
Accrued compensation	63.8	87.1	1.2	3.9
Franchisee deposits	48.4	47.3	–	–
Other accrued liabilities	237.4	229.7	17.5	31.1

Total current liabilities	552.5	553.1	30.0	46.4

Long-term debt and intersegment long-term debt	208.9	257.6	756.6	710.3
Deferred income tax liabilities	108.8	108.0	1.8	0.1
Retiree health care benefits	51.5	52.8	–	–
Pension liabilities	306.3	317.7	–	–
Other long-term liabilities	69.3	70.3	20.9	25.0

Total liabilities	1,297.3	1,359.5	809.3	781.8

Total shareholders’ equity attributable to Snap-on Inc.	1,603.4	1,530.9	151.3	142.0
Noncontrolling interests	16.5	16.4	–	–

Total shareholders’ equity	1,619.9	1,547.3	151.3	142.0

Total liabilities and shareholders’ equity	$2,917.2	$2,906.8	$960.6	$923.8

* Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for new loans originated by SOC, working capital, capital expenditures, restructuring activities, the funding of pension plans, payment of dividends and interest, and funding for additional share repurchases and acquisitions, if any. Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on April 13, 2012, Snap-on’s long-term debt and commercial paper was rated, respectively, Baa1 and P-2 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A- and F2 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.

As of March 31, 2012, working capital (current assets less current liabilities) of $968.7 million increased $21.8 million from $946.9 million as of December 31, 2011 (fiscal 2011 year end).

The following represents the company’s working capital position as of March 31, 2012, and December 31, 2011:

(Amounts in millions)	March 31, 2012	December 31, 2011
Cash and cash equivalents	$161.6	$185.6
Trade and other accounts receivable – net	463.1	463.5
Finance receivables – net	291.7	277.2
Contract receivables – net	48.2	49.7
Inventories – net	395.8	386.4
Other current assets	174.2	168.3

Total current assets	1,534.6	1,530.7

Notes payable and current maturities of long-term debt	(14.0)	(16.2)
Accounts payable	(139.0)	(124.6)
Other current liabilities	(412.9)	(443.0)

Total current liabilities	(565.9)	(583.8)

Total working capital	$968.7	$946.9

Cash and cash equivalents of $161.6 million as of March 31, 2012, compared to $185.6 million at the end of 2011. The $24.0 million decrease in cash and cash equivalents primarily reflects (i) the continued funding of new loans originated by SOC; (ii) the funding of a $25.0 million cash contribution to the company’s domestic pension plans; (iii) the repurchase of 488,000 shares of the company’s common stock for $29.9 million; and (iv) dividend payments of $20.1 million. These first quarter 2012 uses of cash were partially offset by cash generated from operations.

Of the $161.6 million of cash and cash equivalents as of March 31, 2012, $65.7 million was held outside of the United States. Snap-on considers these non-U.S. funds as permanently invested in its foreign operations to (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise; as such, the company does not presently expect to repatriate these funds to fund its U.S. operations or obligations. The repatriation of cash from certain foreign subsidiaries could have adverse net tax

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

consequences on the company should Snap-on be required to pay and record U.S. income taxes and foreign withholding taxes on funds that were previously considered permanently invested. Alternatively, the repatriation of such cash from certain other foreign subsidiaries could result in favorable net tax consequences for the company. Snap-on periodically evaluates opportunities to repatriate certain foreign cash amounts to the extent that it does not incur additional unfavorable net tax consequences.

Trade and other accounts receivable – net of $463.1 million as of March 31, 2012, decreased $0.4 million from 2011 year-end levels; excluding $5.0 million of currency translation impacts, trade and other accounts receivable – net decreased $5.4 million from 2011 levels. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 58 days at both March 31, 2012, and December 31, 2011.

The current portions of net finance and contract receivables of $339.9 million as of March 31, 2012, compared to $326.9 million at 2011 year end. The long-term portions of net contract and finance receivables of $616.7 million as of March 31, 2012, compared to $596.9 million at 2011 year end. The combined $32.8 million increase in net current and long-term contract and finance receivables over 2011 year-end levels is primarily due to continued growth of the company’s on-balance-sheet finance portfolio.

Inventories of $395.8 million as of March 31, 2012, increased $9.4 million from 2011 year-end levels primarily to support continued higher customer demand; excluding currency translation impacts, inventories increased $4.1 million. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 4.0 turns and 4.2 turns as of March 31, 2012, and December 31, 2011, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method as of both March 31, 2012, and December 31, 2011, approximated 62% of total inventories. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $70.6 million and $70.1 million as of March 31, 2012, and December 31, 2011, respectively.

Notes payable and current maturities of long-term debt of $14.0 million as of March 31, 2012, compared to $16.2 million as of 2011 year end.

Accounts payable of $139.0 million as of March 31, 2012, increased $14.4 million from 2011 year-end levels; excluding currency translation impacts, accounts payable increased $13.2 million.

Other accrued liabilities of $249.5 million as of March 31, 2012, increased $6.4 million from 2011 year-end levels; excluding currency translation impacts, other accrued liabilities increased $8.9 million.

Long-term debt of $965.5 million as of March 31, 2012, consisted of (i) $100 million of unsecured 5.85% notes that mature in 2014; (ii) $150 million of unsecured 5.50% notes that mature in 2017; (iii) $250 million of unsecured 4.25% notes that mature in 2018; (iv) $200 million of unsecured 6.70% notes that mature in 2019; (v) $250 million of unsecured 6.125% notes that mature in 2021; and (vi) $15.5 million of other long-term debt.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on December 8, 2016; as of March 31, 2012, no amounts were outstanding under this facility. Borrowings under the $500 million revolving credit facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus shareholders’ equity (including noncontrolling interests) of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of March 31, 2012, the company’s actual ratios of 0.38 and 1.63, respectively, were both within the permitted ranges set forth in this financial covenant.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Snap-on also has a 364-day loan and servicing agreement that allows Snap-on to borrow up to $200 million (subject to borrowing base requirements) through the pledging of finance receivables under an asset-backed commercial paper conduit facility; the loan and servicing agreement expires on September 28, 2012. As of March 31, 2012, no amounts were outstanding under the loan and servicing agreement.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility, discussed above, Snap-on’s debt agreements and credit facilities, including the $200 million loan and servicing agreement, also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of March 31, 2012, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

Snap-on believes that it has sufficient available cash and uncommitted lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facilities. If the need were to arise, Snap-on believes that it could access short-term debt markets, predominantly through commercial paper issuances, securitizations (including its $200 million loan and servicing agreement discussed above) and existing lines of credit to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, in the future, may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near term liquidity requirements for Snap-on include funding to support new loans originated by SOC, working capital, capital expenditures, restructuring activities, the funding of pension plans, payment of dividends and interest, and funding for additional share repurchases and acquisitions, if any. Snap-on intends to make contributions of $12.6 million to its foreign pension plans in 2012, as required by law. On March 1, 2012, Snap-on made a $25.0 million cash contribution to its domestic pension plans that included (i) an $18.3 million 2012 contribution required by law and (ii) a $6.7 million discretionary cash contribution; depending on market and other conditions, Snap-on may elect to make additional discretionary cash contributions to its domestic pension plans in 2012.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, securitizations and/or additional fixed-term debt.

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flow.

Operating Activities

Net cash provided by operating activities was $65.0 million in the first quarter of 2012 and $27.9 million in the first quarter of 2011. The $37.1 million increase in net cash provided by operating activities in 2012 primarily reflects higher year-over-year net earnings and net changes in operating assets and liabilities.

Investing Activities

Net cash used by investing activities of $49.3 million in the first quarter of 2012 included additions to, and collections of, finance receivables of $135.5 million and $106.1 million, respectively. Net cash used by investing activities of $59.8 million in the first quarter of 2011 included additions to, and collections of, finance receivables of $128.2 million and $86.8 million, respectively. Finance receivables are comprised of extended-term installment loans to technicians (i.e. franchisees’ customers) to enable them to purchase tools, diagnostics and equipment on an extended-term payment plan, generally with average payment terms of 32 months.

Capital expenditures of $21.8 million in the first quarter of 2012 compared to $18.6 million in the first quarter of 2011. Capital expenditures in 2012 included continued investments, particularly in the United States, in new product, efficiency, safety and cost reduction initiatives, as well as investments in new production and machine tooling to enhance manufacturing operations, and ongoing replacements of manufacturing and distribution equipment. Capital expenditures in 2012 also included continued spending to support the company’s strategic growth initiatives, including the expansion of manufacturing capabilities in lower-cost regions and emerging growth markets.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Financing Activities

Net cash used by financing activities was $40.5 million in the first quarter of 2012. Net cash used by financing activities was $23.9 million in the first quarter of 2011.

Proceeds from stock purchase plans and stock option exercises totaled $13.3 million and $11.8 million in the first quarters of 2012 and 2011, respectively. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options and other corporate purposes. In the first quarter of 2012, Snap-on repurchased 488,000 shares of its common stock for $29.9 million under its previously announced share repurchase programs. In the first quarter of 2011, Snap-on repurchased 296,000 shares of its common stock for $17.6 million under its previously announced share repurchase programs. As of March 31, 2012, Snap-on had remaining availability to repurchase up to an additional $158.0 million in common stock pursuant to its Board of Directors’ (“Board”) authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s share repurchases, if any, in 2012.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $20.1 million and $18.9 million in the first quarters of 2012 and 2011, respectively. On November 4, 2011, the company announced that its Board increased the quarterly cash dividend by 6.3% to $0.34 per share ($1.36 per share per year). Snap-on believes that its cash generated from operations, available cash on hand and funds available from its credit facilities will be sufficient to pay dividends in 2012.

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of March 31, 2012.

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

The company’s significant accounting policies are described above in Note 1 to the Condensed Consolidated Financial Statements, as well as in Note 1 to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Franchise Fee Revenue: Franchise fee revenue, including nominal, non-refundable initial fees, is recognized upon the granting of a franchise, which is when the company has performed substantially all initial services required by the franchise agreement. Franchise fee revenue also includes ongoing monthly fees (primarily for sales and business training and marketing and product promotion programs) that are recognized as the fees are earned. Franchise fee revenue totaled $8.8 million, $9.0 million and $8.0 million in fiscal 2011, 2010 and 2009, respectively.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Financial Services Lease Arrangements: Snap-on accounts for its Financial Services’ leases as direct financing or sales-type leases. The company determines the gross investment in the lease as the present value of the minimum lease payments using the interest rate implicit in the lease, net of amounts, if any, included therein for executor costs to be paid by Snap-on, together with any profit thereon. The difference between the gross investment in the lease and the cost of the leased property is reported as unearned finance charges. Unearned finance charges are amortized to income over the life of the contract, with interest computed on the average daily balance of the underlying contract. Snap-on believes that the default covenants included in its lease arrangements are usual and customary and consistent with industry practice.

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

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2011, the results of which did not result in any impairment. Although the company consistently uses the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. In performing its annual impairment testing the company performed a sensitivity analysis on the material assumptions used in the discounted cash flow valuation models for each of its 11 reporting units. Based on the company’s second quarter 2011 impairment testing and assuming a hypothetical 10% decrease in the estimated fair values of each of its 11 reporting units, the hypothetical fair value of each of the company’s 11 reporting units would have been greater than its carrying value. See Note 4 to the Condensed Consolidated Financial Statements for further information about goodwill and other intangible assets.

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

Snap-on does not believe that trade accounts, finance or contract receivables represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. See Note 2 to the Condensed Consolidated Financial Statements for further information on allowances for doubtful accounts.

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

Actuarial gains and losses in excess of 10 percent of the greater of the projected benefit obligation or market-related value of assets are amortized on a straight-line basis over the average remaining service period of active participants. Prior service costs resulting from plan amendments are amortized in equal annual amounts over the average remaining service period of affected active participants or over the remaining life expectancy of affected retired participants. See Note 9 to the Condensed Consolidated Financial Statements for further information on pension plans.

Postretirement Benefits: Snap-on’s postretirement benefits obligation and related expense are calculated in accordance with U.S. GAAP and are impacted by certain actuarial assumptions, including health care trend rates. As of 2011 year end, an increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $1.7 million and the combined annual service and interest cost by $0.1 million. A corresponding decrease of one percentage point would decrease the accumulated postretirement benefit by $1.5 million and the combined annual service and interest cost by $0.1 million. See Note 10 to the Condensed Consolidated Financial Statements for further information on postretirement plans.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

In addition, the company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The company records accruals for the estimated outcomes of these audits and the accruals may change in the future due to new developments in each matter. See Note 6 to the Condensed Consolidated Financial Statements for further information on income taxes.

Outlook

In 2012, Snap-on expects to continue with its planned strategic investments to enhance its mobile tool distribution network, expand in the vehicle repair garage, extend to critical industries and build in emerging markets. In pursuit of these initiatives, Snap-on anticipates that capital expenditures in 2012 will be in a range of $60 million to $70 million, of which $21.8 million was spent in the first quarter. Restructuring expenses in the second quarter of 2012 are expected to approximate $8 million, including the settlement of a pension plan related to the 2011 closure of the company’s Newmarket, Canada, facility. Snap-on also anticipates that its full year 2012 effective income tax rate will approximate 33.5%.

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

Foreign Currency Risk Management

Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations and restrictions on movement of funds. Foreign exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments to protect the residual net exposures. See Note 8 to the Condensed Consolidated Financial Statements for information on foreign currency risk management.

Interest Rate Risk Management

Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities through the use of interest rate swap agreements. Treasury lock agreements are used to manage potential changes in interest rates in anticipation of the issuance or sale of certain financial instruments. See Note 8 to the Condensed Consolidated Financial Statements for information on interest rate risk management.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of March 31, 2012, was $2.4 million on interest rate-sensitive financial instruments and $0.6 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Credit risk is also monitored regularly through the use of internal proprietary, custom scoring models used to evaluate each transaction at the time of the application for credit and by periodically updating those credit scores for ongoing monitoring purposes. Snap-on evaluates credit quality through the use of an internal proprietary measuring system that provides a framework to analyze finance and contract receivables on the basis of risk factors of the individual obligor as well as transaction specific risk. Loans that have been granted are typically monitored through an asset quality review process that closely monitors past due accounts and initiates a progressive collection action process when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van loans sold by SOC; as of March 31, 2012, $13.9 million of franchisee van loans contain a recourse provision to Snap-on if the loans become more than 90 days past due.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2012, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the first quarter of fiscal 2012, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet be Purchased Under the Plans or Programs*
01/01/12 to 01/28/12	–	–	–	$166.2 million
01/29/12 to 02/25/12	388,000	$61.17	388,000	$159.6 million
02/26/12 to 03/31/12	100,000	$61.14	100,000	$158.0 million

Total/Average	488,000	$61.17	488,000	N/A

*Subject to further adjustment pursuant to the 1996 Authorization described below, as of March 31, 2012, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board authorizations discussed below is $158.0 million.

•

In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $56.76, $60.73 and $60.97 per share of common stock as of the end of the fiscal 2012 months ended January 28, 2012, February 25, 2012, and March 31, 2012, respectively.

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

Item 6: Exhibits

Exhibit 10.1	Form of Performance Share Unit Award Agreement under the 2011 Incentive Stock and Awards Plan*

Exhibit 10.2	Form of Restricted Unit Agreement under the 2011 Incentive Stock and Awards Plan (for executive officers)*

Exhibit 10.3	Form of Restricted Unit Agreement under the 2011 Incentive Stock and Awards Plan (for directors)*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Form of award agreement consistent with the terms of the 2011 Incentive Stock and Awards Plan.

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended March 31, 2012, and April 2, 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012, and April 2, 2011; (iii) Condensed Consolidated Balance Sheets as of March 31, 2012, and December 31, 2011; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2012, and April 2, 2011; (v) Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2012, and April 2, 2011; and (vi) Notes to Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed “furnished” and not “filed” for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED

Date: April 19, 2012	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

10.1	Form of Performance Share Unit Award Agreement under the 2011 Incentive Stock and Awards Plan*

10.2	Form of Restricted Unit Agreement under the 2011 Incentive Stock and Awards Plan (for executive officers)*

10.3	Form of Restricted Unit Agreement under the 2011 Incentive Stock and Awards Plan (for directors)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Form of award agreement consistent with the terms of the 2011 Incentive Stock and Awards Plan.

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended March 31, 2012, and April 2, 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012, and April 2, 2011; (iii) Condensed Consolidated Balance Sheets as of March 31, 2012, and December 31, 2011; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2012, and April 2, 2011; (v) Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2012, and April 2, 2011; and (vi) Notes to Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed “furnished” and not “filed” for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.