Form 10-Q
period 2012-09-29
SNAP-ON Inc
filed 2012-10-18
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                               to

Commission File Number 1-7724

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	39-0622040 (I.R.S. Employer Identification No.)

2801 80th Street, Kenosha, Wisconsin (Address of principal executive offices)	53143 (Zip code)

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

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 12, 2012
Common Stock, $1.00 par value	58,231,199 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$711.6	$697.2	$2,184.7	$2,117.6
Cost of goods sold	(371.2)	(367.9)	(1,146.7)	(1,115.5)

Gross profit	340.4	329.3	1,038.0	1,002.1
Operating expenses	(244.2)	(235.0)	(739.7)	(721.7)

Operating earnings before financial services	96.2	94.3	298.3	280.4
Financial services revenue	40.5	32.7	118.4	88.8

Financial services expenses	(12.6)	(11.9)	(41.0)	(38.0)

Operating earnings from financial services before arbitration settlement	27.9	20.8	77.4	50.8
Arbitration settlement	–	–	–	18.0

Operating earnings from financial services	27.9	20.8	77.4	68.8

Operating earnings	124.1	115.1	375.7	349.2
Interest expense	(13.6)	(15.1)	(41.4)	(47.7)
Other income (expense) – net	(0.2)	(1.7)	(0.5)	–

Earnings before income taxes and equity earnings	110.3	98.3	333.8	301.5
Income tax expense	(34.9)	(30.5)	(108.4)	(97.5)

Earnings before equity earnings	75.4	67.8	225.4	204.0
Equity earnings, net of tax	1.0	2.0	2.5	3.7

Net earnings	76.4	69.8	227.9	207.7
Net earnings attributable to noncontrolling interests	(2.3)	(2.0)	(6.4)	(5.7)

Net earnings attributable to Snap-on Incorporated	$74.1	$67.8	$221.5	$202.0

Net earnings per share attributable to Snap-on Incorporated:
Basic	$1.27	$1.16	$3.81	$3.47
Diluted	1.26	1.16	3.77	3.44

Weighted-average shares outstanding:
Basic	58.3	58.2	58.2	58.2
Effect of dilutive options	0.6	0.5	0.6	0.5

Diluted	58.9	58.7	58.8	58.7

Dividends declared per common share	$0.34	$0.32	$1.02	$0.96

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Comprehensive income (loss):
Net earnings	$76.4	$69.8	$227.9	$207.7
Other comprehensive income (loss):
Foreign currency translation	43.3	(60.8)	20.3	18.1
Cash flow hedges reclassified to income	(0.1)	(0.1)	(0.3)	(0.3)
Change in pension and postretirement plans*	6.6	–	23.6	–

Total comprehensive income	$126.2	$8.9	$271.5	$225.5

Comprehensive income attributable to noncontrolling interests	(2.3)	(2.0)	(6.4)	(5.7)

Comprehensive income attributable to Snap-on Incorporated	$123.9	$6.9	$265.1	$219.8

*	Net of tax of $4.0 million and $13.3 million for the respective three and nine month periods ended September 29, 2012.

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	September 29, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$176.1	$185.6
Trade and other accounts receivable – net	476.9	463.5
Finance receivables – net	314.4	277.2
Contract receivables – net	62.4	49.7
Inventories – net	417.5	386.4
Deferred income tax assets	91.3	92.6
Prepaid expenses and other assets	85.3	75.7

Total current assets	1,623.9	1,530.7

Property and equipment
Land	19.8	19.8
Buildings and improvements	280.3	274.9
Machinery, equipment and computer software	678.1	632.3

	978.2	927.0
Accumulated depreciation and amortization	(604.9)	(574.1)

Property and equipment – net	373.3	352.9

Deferred income tax assets	120.5	125.2
Long-term finance receivables – net	481.9	431.8
Long-term contract receivables – net	192.4	165.1
Goodwill	799.9	795.8
Other intangibles – net	187.5	188.3
Other assets	92.5	83.1

Total assets	$3,871.9	$3,672.9

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	September 29, 2012	December 31, 2011
LIABILITIES AND EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$18.7	$16.2
Accounts payable	146.9	124.6
Accrued benefits	47.9	48.8
Accrued compensation	83.8	91.0
Franchisee deposits	57.9	47.3
Other accrued liabilities	266.4	255.9

Total current liabilities	621.6	583.8

Long-term debt	971.2	967.9
Deferred income tax liabilities	119.4	108.1
Retiree health care benefits	49.2	52.8
Pension liabilities	255.6	317.7
Other long-term liabilities	98.6	95.3

Total liabilities	2,115.6	2,125.6

Commitments and contingencies (Note 13)

Equity
Shareholders’ equity attributable to Snap-on Incorporated
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,356,585 and 67,335,341 shares)	67.4	67.3
Additional paid-in capital	205.0	181.4
Retained earnings	2,004.8	1,843.7
Accumulated other comprehensive loss	(131.0)	(174.6)
Treasury stock at cost (9,133,133 and 9,110,389 shares)	(406.5)	(386.9)

Total shareholders’ equity attributable to Snap-on Incorporated	1,739.7	1,530.9
Noncontrolling interests	16.6	16.4

Total equity	1,756.3	1,547.3

Total liabilities and equity	$3,871.9	$3,672.9

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in millions, except share data)

(Unaudited)

The following summarizes the changes in total equity for the nine month period ending September 29, 2012:

	Shareholders’ equity attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at December 31, 2011	$67.3	$181.4	$1,843.7	$(174.6)	$(386.9)	$16.4	$1,547.3
Net earnings for the nine months ended September 29, 2012	–	–	221.5	–	–	6.4	227.9
Foreign currency translation	–	–	–	20.3	–	–	20.3
Change in cash flow hedges	–	–	–	(0.3)	–	–	(0.3)
Change in pension and postretirement plans, net of tax of $13.3 million	–	–	–	23.6	–	–	23.6
Cash dividends – $1.02 per share	–	–	(59.4)	–	–	–	(59.4)
Dividend reinvestment plan and other	0.1	1.4	(1.0)	–	–	(6.2)	(5.7)
Stock compensation plans	–	17.2	–	–	42.2	–	59.4
Share repurchases – 967,000 shares	–	–	–	–	(61.8)	–	(61.8)
Tax benefit from certain stock options	–	5.0	–	–	–	–	5.0

Balance at September 29, 2012	$67.4	$205.0	$2,004.8	$(131.0)	$(406.5)	$16.6	$1,756.3

The following summarizes the changes in total equity for the nine month period ending October 1, 2011:

	Shareholders’ equity attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at January 1, 2011	$67.3	$169.2	$1,644.1	$(104.8)	$(387.3)	$15.9	$1,404.4
Net earnings for the nine months ended October 1, 2011	–	–	202.0	–	–	5.7	207.7
Foreign currency translation	–	–	–	18.1	–	–	18.1
Change in cash flow hedges	–	–	–	(0.3)	–	–	(0.3)
Cash dividends – $0.96 per share	–	–	(56.5)	–	–	–	(56.5)
Dividend reinvestment plan and other	–	1.5	–	–	–	(5.3)	(3.8)
Stock compensation plans	–	22.6	–	–	17.1	–	39.7
Share repurchases – 628,000 shares	–	–	–	–	(37.4)	–	(37.4)
Tax benefit from certain stock options	–	2.3	–	–	–	–	2.3

Balance at October 1, 2011	$67.3	$195.6	$1,789.6	$(87.0)	$(407.6)	$16.3	$1,574.2

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Operating activities:
Net earnings	$227.9	$207.7
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	37.6	36.8
Amortization of other intangibles	19.6	18.6
Provision for losses on finance receivables	13.8	8.7
Provision for losses on non-finance receivables	7.6	12.6
Stock-based compensation expense	25.0	12.4
Excess tax benefits from stock-based compensation	(5.0)	(2.2)
Deferred income tax provision (benefit)	3.6	(9.2)
Gain on sale of assets	(0.9)	–
Changes in operating assets and liabilities:
(Increase) decrease in trade and other accounts receivable	(18.9)	(15.3)
(Increase) decrease in contract receivables	(37.9)	(43.3)
(Increase) decrease in inventories	(27.4)	(69.2)
(Increase) decrease in prepaid and other assets	(32.0)	(34.0)
Increase (decrease) in accounts payable	23.8	(14.0)
Increase (decrease) in accruals and other liabilities	(10.4)	(53.4)

Net cash provided by operating activities	226.4	56.2

Investing activities:
Additions to finance receivables	(426.1)	(386.5)
Collections of finance receivables	328.9	259.7
Capital expenditures	(59.5)	(46.6)
Disposal of property and equipment	2.4	3.0
Other	0.7	0.2

Net cash used by investing activities	(153.6)	(170.2)

Financing activities:
Repayment of long-term debt	–	(200.0)
Proceeds from short-term borrowings	11.2	15.2
Repayments of short-term borrowings	(14.1)	(16.3)
Net increase (decrease) in other short-term borrowings	5.4	(0.4)
Purchase of treasury stock	(61.8)	(37.4)
Proceeds from stock purchase and option plans	40.3	28.1
Cash dividends paid	(59.4)	(56.5)
Excess tax benefits from stock-based compensation	5.0	2.2
Other	(8.7)	(6.5)

Net cash used by financing activities	(82.1)	(271.6)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.9)

Decrease in cash and cash equivalents	(9.5)	(386.5)
Cash and cash equivalents at beginning of year	185.6	572.2

Cash and cash equivalents at end of period	$176.1	$185.7

Supplemental cash flow disclosures:
Cash paid for interest	$(53.8)	$(58.9)
Net cash paid for income taxes	(59.8)	(108.8)

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Accounting Policies

Principles of consolidation and presentation

The Condensed Consolidated Financial Statements include the accounts of Snap-on Incorporated (“Snap-on” or “the company”) and its wholly-owned and majority-owned subsidiaries. These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on’s 2011 Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 year end”). The company’s 2012 fiscal third quarter ended on September 29, 2012; the 2011 fiscal third quarter ended on October 1, 2011.

Snap-on accounts for investments in unconsolidated affiliates where Snap-on has a significant influence under the equity method of accounting. Investments in unconsolidated affiliates of $44.9 million as of September 29, 2012, and $40.7 million as of December 31, 2011, are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets. No equity investment dividends were received in the first nine months of 2012. For both the third quarter and first nine months of 2011, equity investment dividends totaled $5.0 million. In the normal course of business, the company may purchase products or services from unconsolidated affiliates; purchases from unconsolidated affiliates were $2.7 million and $4.6 million in the third quarters of 2012 and 2011, respectively, and were $10.8 million and $15.4 million in the first nine months of 2012 and 2011, respectively. The Condensed Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and nine month periods ended September 29, 2012, and October 1, 2011, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

New Accounting Standards

Indefinite-lived Intangible Assets

The Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance in July 2012 to amend previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment; the guidance becomes effective for Snap-on at the beginning of its 2013 fiscal year. The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, a quantitative impairment test would still be required. Annual impairment tests are performed by the company in the second quarter of each year. The adoption of this updated authoritative guidance is not expected to have a significant impact on the company’s Condensed Consolidated Financial Statements. See Note 4 for further information on the company’s annual impairment tests.

Goodwill

The FASB issued updated authoritative guidance in September 2011 to amend previous guidance on the annual and interim testing of goodwill for impairment; the guidance became effective for Snap-on at the beginning of its 2012 fiscal year. The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would still be required. Annual impairment tests are performed by the company in the second quarter of each year. The adoption of this updated authoritative guidance had no impact on the company’s Condensed Consolidated Financial Statements. See Note 4 for further information on the company’s annual impairment tests.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

The components of Snap-on’s trade and other accounts receivable as of September 29, 2012, and December 31, 2011, are as follows:

(Amounts in millions)	September 29, 2012	December 31, 2011
Trade and other accounts receivable	$495.2	$485.5
Allowances for doubtful accounts	(18.3)	(22.0)

Total trade and other accounts receivable – net	$476.9	$463.5

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

Snap-on’s finance receivables are comprised of extended-term installment loans to technicians (i.e., franchisees’ customers) to enable them to purchase tools, diagnostics and equipment on an extended-term payment plan, generally with average payment terms of 32 months. Contract receivables, with payment terms of up to 10 years, are comprised of extended-term installment loans to a broad base of industrial and other customers worldwide, including shop owners, both independents and national chains, for their purchase of tools, diagnostics and equipment. Contract receivables also include extended-term installment loans to franchisees to meet a number of financing needs, including van and truck leases, working capital loans, and loans to enable new franchisees to fund the purchase of the franchise. Finance and contract receivables are generally secured by the underlying tools, diagnostics or equipment financed and, for installment loans to franchisees, other franchisee assets.

During both the nine months ended September 29, 2012, and the fiscal year ended December 31, 2011, Snap-on did not purchase or sell any finance or contract receivables.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The components of Snap-on’s current finance and contract receivables as of September 29, 2012, and December 31, 2011, are as follows:

(Amounts in millions)	September 29, 2012	December 31, 2011
Finance receivables, net of unearned finance charges of $8.3 million and $7.6 million	$323.3	$285.3
Contract receivables, net of unearned finance charges of $9.7 million and $9.1 million	63.7	51.2

Total	387.0	336.5

Allowances for doubtful accounts:
Finance receivables	(8.9)	(8.1)
Contract receivables	(1.3)	(1.5)

Total	(10.2)	(9.6)

Total current finance and contract receivables – net	$376.8	$326.9

Finance receivables – net	$314.4	$277.2
Contract receivables – net	62.4	49.7

Total current finance and contract receivables – net	$376.8	$326.9

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of September 29, 2012, and December 31, 2011, are as follows:

(Amounts in millions)	September 29, 2012	December 31, 2011
Finance receivables, net of unearned finance charges of $11.1 million and $9.4 million	$499.7	$447.9
Contract receivables, net of unearned finance charges of $18.0 million and $12.1 million	194.4	167.7

Total	694.1	615.6

Allowances for doubtful accounts:
Finance receivables	(17.8)	(16.1)
Contract receivables	(2.0)	(2.6)

Total	(19.8)	(18.7)

Total long-term finance and contract receivables – net	$674.3	$596.9

Finance receivables – net	$481.9	$431.8
Contract receivables – net	192.4	165.1

Total long-term finance and contract receivables – net	$674.3	$596.9

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

The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the loan agreement. Impaired receivables are covered by the company’s finance and contract allowances for doubtful accounts reserves and are charged-off against the reserves when appropriate. As of September 29, 2012, and December 31, 2011, there were $13.1 million and $11.5 million, respectively, of impaired finance receivables and, as of September 29, 2012, and December 31, 2011, there were $0.8 million and $0.7 million, respectively, of impaired contract receivables.

The aging of finance and contract receivables as of September 29, 2012, and December 31, 2011, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
September 29, 2012:
Finance receivables	$8.4	$5.2	$7.6	$21.2	$801.8	$823.0	$5.5
Contract receivables	0.9	0.5	0.9	2.3	255.8	258.1	0.3

December 31, 2011:
Finance receivables	$8.0	$3.0	$6.6	$17.6	$715.6	$733.2	$4.8
Contract receivables	0.9	0.4	0.6	1.9	217.0	218.9	0.2

The amount of performing and nonperforming finance and contract receivables based on payment activity as of September 29, 2012, and December 31, 2011, is as follows:

	September 29, 2012		December 31, 2011
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$809.9	$257.3	$721.7	$218.2
Nonperforming	13.1	0.8	11.5	0.7

Total	$823.0	$258.1	$733.2	$218.9

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The amount of finance and contract receivables on nonaccrual status as of September 29, 2012, and December 31, 2011, is as follows:

(Amounts in millions)	September 29, 2012	December 31, 2011
Finance receivables	$7.6	$6.8
Contract receivables	0.8	0.7

The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three and nine months ended September 29, 2012:

	Three Months Ended September 29, 2012		Nine Months Ended September 29, 2012
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of period	$25.4	$4.2	$24.2	$4.1
Provision for bad debt expense	5.1	(0.5)	13.8	0.1
Charge-offs	(4.9)	(0.5)	(14.5)	(1.2)
Recoveries	1.1	0.1	3.2	0.3

End of period	$26.7	$3.3	$26.7	$3.3

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

Prior to the 2009 termination of the financial services joint venture with CIT, SOC sold substantially all new finance and contract loan originations to CIT on a limited recourse basis and SOC retained the right to service such loans for a contractual servicing fee. As of September 29, 2012, the remaining portfolio of receivables owned by CIT that is being serviced by SOC was approximately $65.7 million, as compared to $119.5 million at December 31, 2011. Contractual servicing fees were $0.3 million and $1.1 million for the three and nine month periods ended September 29, 2012, respectively, and $0.4 million and $1.8 million for the three and nine month periods ended October 1, 2011, respectively.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Inventories

Inventories by major classification were as follows:

(Amounts in millions)	September 29, 2012	December 31, 2011
Finished goods	$361.5	$343.8
Work in progress	40.0	32.2
Raw materials	87.5	80.5

Total FIFO value	489.0	456.5
Excess of current cost over LIFO cost	(71.5)	(70.1)

Total inventories – net	$417.5	$386.4

Inventories accounted for using the first-in, first-out (“FIFO”) method as of September 29, 2012, and December 31, 2011, approximated 59% and 62%, respectively, of total inventories. The company accounts for its non-U.S. inventory on the FIFO basis. As of September 29, 2012, approximately 26% of the company’s U.S. inventory was accounted for using the FIFO basis and 74% was accounted for using the last-in, first-out (“LIFO”) basis. There were no LIFO inventory liquidations in the three and nine month periods ended September 29, 2012, and October 1, 2011.

Note 4: Intangible and Other Assets

The changes in the carrying amount of goodwill by segment for the nine month period ended September 29, 2012, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of December 31, 2011	$297.0	$12.5	$486.3	$795.8
Currency translation	3.2	–	0.9	4.1

Balance as of September 29, 2012	$300.2	$12.5	$487.2	$799.9

Additional disclosures related to other intangible assets as of September 29, 2012, and December 31, 2011, are as follows:

	September 29, 2012		December 31, 2011
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$135.3	$(52.0)	$134.4	$(45.3)
Developed technology	19.4	(18.5)	19.1	(16.8)
Internally developed software	101.8	(62.5)	85.1	(52.0)
Patents	27.6	(18.9)	27.2	(17.8)
Trademarks	2.6	(1.4)	2.4	(1.2)
Other	7.0	(1.1)	7.0	(0.9)

Total	293.7	(154.4)	275.2	(134.0)
Non-amortized trademarks	48.2	–	47.1	–

Total other intangible assets	$341.9	$(154.4)	$322.3	$(134.0)

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2012, the results of which did not result in any impairment. Significant and unanticipated changes in circumstances, such as significant declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of September 29, 2012, the company has no accumulated impairment losses.

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

The aggregate amortization expense was $6.6 million and $19.6 million for the three and nine month periods ended September 29, 2012, respectively, and $6.2 million and $18.6 million for the three and nine month periods ended October 1, 2011, respectively. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $25.9 million in 2012, $21.1 million in 2013, $14.9 million in 2014, $10.7 million in 2015, $9.3 million in 2016 and $9.1 million in 2017.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 5: Exit and Disposal Activities

Snap-on recorded costs associated with exit and disposal activities for the three and nine month periods ended September 29, 2012, and October 1, 2011, as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Exit and disposal costs:
Cost of goods sold:
Commercial & Industrial Group	$0.9	$0.2	$3.6	$0.4
Snap-on Tools Group	0.1	0.4	7.1	3.4
Repair Systems & Information Group	–	–	0.2	(0.1)

Total cost of goods sold	1.0	0.6	10.9	3.7

Operating expenses:
Commercial & Industrial Group	1.3	2.2	5.3	2.7
Snap-on Tools Group	–	–	0.1	0.6
Repair Systems & Information Group	–	0.1	0.2	0.6
Corporate	–	–	–	0.2

Total operating expenses	1.3	2.3	5.6	4.1

Total exit and disposal costs:
Commercial & Industrial Group	2.2	2.4	8.9	3.1
Snap-on Tools Group	0.1	0.4	7.2	4.0
Repair Systems & Information Group	–	0.1	0.4	0.5
Corporate	–	–	–	0.2

Total exit and disposal costs	$2.3	$2.9	$16.5	$7.8

Of the $2.3 million and $16.5 million of costs incurred during the three and nine month periods ended September 29, 2012, respectively, $2.3 million and $8.8 million, respectively, qualified for accrual treatment. Costs associated with exit and disposal activities in 2012 primarily related to the second-quarter 2012 settlement of a pension plan as a result of the 2011 closure of the company’s Newmarket, Canada, facility and other headcount reductions, largely to improve the company’s cost structure in Europe.

Snap-on’s exit and disposal accrual activity for the first nine months of 2012 is as follows:

	Balance at December 31, 2011	Six Months		Balance at June 30, 2012	Third Quarter		Balance at September 29, 2012
(Amounts in millions)		Additions	Usage		Additions	Usage
Severance costs:
Commercial & Industrial Group	$3.6	$6.5	$(3.7)	$6.4	$2.2	$(0.9)	$7.7
Snap-on Tools Group	0.6	(0.2)	(0.3)	0.1	0.1	–	0.2
Repair Systems & Information Group	3.8	0.2	(1.7)	2.3	–	(1.0)	1.3
Facility-related costs:
Commercial & Industrial Group	0.4	–	(0.2)	0.2	–	–	0.2

Total	$8.4	$6.5	$(5.9)	$9.0	$2.3	$(1.9)	$9.4

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of September 29, 2012, Snap-on expects that approximately $4.6 million of the $9.4 million exit and disposal accrual will be utilized in 2012; the remaining accrual balance of approximately $4.8 million will extend into 2013 for longer-term severance obligations.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 6: Income Taxes

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 33.1% and 33.0% in the first nine months of 2012 and 2011, respectively

For the nine months ended September 29, 2012, Snap-on’s unrecognized tax benefits increased by $0.9 million primarily due to tax positions that Snap-on expects to take in future tax returns and the accrual of interest on tax positions taken in prior years.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease by a range of zero to $1.9 million. Over the next 12 months, Snap-on anticipates taking certain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase by a range of zero to $2.4 million over the next 12 months for uncertain tax positions expected to be taken in future tax filings.

Note 7: Short-term and Long-term Debt

Short-term and long-term debt as of September 29, 2012, and December 31, 2011, consisted of the following:

(Amounts in millions)	September 29, 2012	December 31, 2011
5.85% unsecured notes due 2014	$100.0	$100.0
5.50% unsecured notes due 2017	150.0	150.0
4.25% unsecured notes due 2018	250.0	250.0
6.70% unsecured notes due 2019	200.0	200.0
6.125% unsecured notes due 2021	250.0	250.0
Other debt*	39.9	34.1

	989.9	984.1

Less: notes payable and current maturities of long-term debt	(18.7)	(16.2)

Total long-term debt	$971.2	$967.9

*Includes fair value adjustments related to interest rate swaps.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on December 8, 2016; as of September 29, 2012, no amounts were outstanding under this facility. Borrowings under the $500 million revolving credit facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus equity (including noncontrolling interests) of not greater than 0.60 to 1.00; or (ii) a ratio

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of September 29, 2012, the company’s actual ratios of 0.36 and 1.61, respectively, were both within the permitted ranges set forth in this financial covenant.

Snap-on also has a 364-day loan and servicing agreement that allows Snap-on to borrow up to $200 million (subject to borrowing base requirements) through the pledging of finance receivables under an asset-backed commercial paper conduit facility. On September 28, 2012, as previously reported, the loan and servicing agreement was amended to, among other things, (i) extend the expiration date of the agreement from September 28, 2012, to September 27, 2013 (unless earlier terminated or subsequently extended pursuant to the terms of the agreement); (ii) provide that any amounts remaining outstanding under the agreement as of September 28, 2015, or such earlier date as may be prescribed pursuant to the terms of the agreement, will become due and payable on such date; and (iii) change certain pricing terms. As of September 29, 2012, no amounts were outstanding under the loan and servicing agreement.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility, discussed above, Snap-on’s debt agreements and credit facilities, including the $200 million loan and servicing agreement, also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of September 29, 2012, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

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

The criteria used to determine if hedge accounting treatment is appropriate are (i) the designation of the hedge to an underlying exposure; (ii) whether or not overall risk is being reduced; and (iii) if there is a correlation between the value of the derivative instrument and the underlying hedged item. On the date a derivative contract is entered into, Snap-on designates the derivative as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a natural hedging instrument whose change in fair value is recognized as an economic hedge against changes in the value of the hedged item. Snap-on does not use derivative instruments for speculative or trading purposes.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

At September 29, 2012, Snap-on had $209.9 million of net foreign currency forwards outstanding comprised of buy contracts of $82.5 million in euros, $70.1 million in Swedish kronor, $37.3 million in Australian dollars, $32.1 million in British pounds, $25.1 million in Singapore dollars, $7.0 million in Hong Kong dollars, $5.0 million in South Korean won, $3.9 million in Norwegian kroner, and $6.8 million in other currencies, and sell contracts comprised of $40.2 million in Canadian dollars, $12.2 million in Japanese yen, $3.8 million in Turkish lira, and $3.7 million in other currencies. At December 31, 2011, Snap-on had $183.8 million of net foreign currency forwards outstanding comprised of buy contracts including $85.2 million in euros, $59.8 million in Swedish kronor, $35.3 million in British pounds, $32.4 million in Australian dollars, $18.8 million in Singapore dollars, $6.1 million in Hong Kong dollars, $5.7 million in Norwegian kroner, $4.1 million in South Korean won, $4.1 million in Danish kroner, and $2.3 million in Chilean pesos, and sell contracts including $51.1 million in Canadian dollars, $12.3 million in Japanese yen, $3.6 million in Turkish lira, and $3.0 million in other currencies.

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

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements (“interest rate swaps”) to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Consolidated Statements of Earnings. The effective portion of the change in fair value of the derivative is recorded in “Current maturities of long-term debt” or “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100.0 million as of both September 29, 2012, and December 31, 2011.

Treasury Lock Agreements: Snap-on enters into treasury lock agreements (“treasury locks”) from time to time to manage the potential change in interest rates in anticipation of issuing fixed rate debt. Treasury locks are accounted for as cash flow hedges. The effective differentials paid or received on treasury locks related to the anticipated issuance of fixed rate debt are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of September 29, 2012, or December 31, 2011, and no treasury locks were settled during the first nine months of 2012 or 2011.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Fair Value Measurements: Snap-on has derivative assets and liabilities that are measured at Level 2 fair value on a recurring basis. The fair value of derivative instruments, including interest rate swaps and foreign currency forwards, included within the Condensed Consolidated Balance Sheets as of September 29, 2012, and December 31, 2011, are as follows:

		September 29, 2012		December 31, 2011
(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other assets	$21.3	$–	$19.0	$–

Derivatives Not Designated as Hedging Instruments:
Foreign currency forwards	Prepaid expenses and other assets	$12.3	$–	$4.3	$–
Foreign currency forwards	Other accrued liabilities	–	3.3	–	11.0

Total		$12.3	$3.3	$4.3	$11.0

Total derivatives instruments		$33.6	$3.3	$23.3	$11.0

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the nine-month LIBOR swap rate for similar instruments. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. The company did not have any assets or liabilities measured at Level 1 or Level 3, or implement any changes in its valuation techniques as of and for the nine month period ended September 29, 2012.

The effect of derivative instruments designated as fair value hedges as included in the Condensed Consolidated Statements of Earnings is as follows:

		Effective Portion of Gain Recognized in Income Three Months Ended		Effective Portion of Gain Recognized in Income Nine Months Ended
(Amounts in millions)	Statement of Earnings Presentation	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Derivatives Designated as Fair Value Hedges:
Interest rate swaps	Interest expense	$0.8	$1.1	$2.5	$4.0

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The effect of derivative instruments designated as cash flow hedges as included in Accumulated OCI on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Earnings are as follows:

	Effective Portion of Gain Recognized in Accumulated OCI Three Months Ended		Statement of Earnings Presentation	Effective Portion of Gain Reclassified from Accumulated OCI into Income Three Months Ended
(Amounts in millions)	September 29, 2012	October 1, 2011		September 29, 2012	October 1, 2011
Derivatives Designated as Cash Flow Hedges:
Treasury locks	$–	$–	Interest expense	$0.1	$0.1

	Effective Portion of Gain Recognized in Accumulated OCI Nine Months Ended		Statement of Earnings Presentation	Effective Portion of Gain Reclassified from Accumulated OCI into Income Nine Months Ended
(Amounts in millions)	September 29, 2012	October 1, 2011		September 29, 2012	October 1, 2011
Derivatives Designated as Cash Flow Hedges:
Treasury locks	$–	$–	Interest expense	$0.3	$0.3

The following table represents the effect of derivative instruments not designated as hedging instruments as included in the Condensed Consolidated Statements of Earnings:

		Gain / (Loss) Recognized in Income Three Months Ended		Gain Recognized in Income Nine Months Ended
(Amounts in millions)	Statement of Earnings Presentation	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Derivatives Not Designated as Hedging Instruments:
Foreign currency forwards	Other income (expense) – net	$7.9	$(11.6)	$5.0	$13.2

Snap-on’s foreign currency forwards, as discussed above, are typically not designated as hedges for financial reporting purposes. The fair value changes of derivatives not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. The $7.9 million derivative gain recognized in the third quarter of 2012 was offset by transaction losses on net exposures of $8.1 million, resulting in a net foreign exchange loss of $0.2 million for the quarter. The $11.6 million derivative loss recognized in the third quarter of 2011 was partially offset by transaction gains on net exposures of $9.6 million, resulting in a net foreign exchange loss of $2.0 million in the quarter. The $5.0 million derivative gain recognized in the first nine months of 2012 was offset by transaction losses on net exposures of $5.9 million, resulting in a 2012 year-to-date net foreign exchange loss of $0.9 million. The $13.2 million derivative gain recognized in the first nine months of 2011 was offset by transaction losses on net exposures of $14.3 million, resulting in a 2011 year-to-date net foreign exchange loss of $1.1 million. The resulting net foreign exchange gains and losses are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 14 for additional information on “Other income (expense) – net.”

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of September 29, 2012, the maximum maturity date of any fair value hedge was nine years. During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $0.3 million after tax at the time the underlying hedge transactions are realized.

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

Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	September 29, 2012		December 31, 2011
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$796.3	$923.2	$709.0	$815.0
Contract receivables – net	254.8	295.4	214.8	246.7

Long-term debt and notes payable and current maturities of long-term debt	989.9	1,140.6	984.1	1,101.5

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Pension Plans

Snap-on’s net pension expense included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$5.3	$4.7	$15.8	$14.2
Interest cost	12.9	13.4	38.7	40.1
Expected return on plan assets	(16.6)	(14.5)	(49.6)	(43.5)
Amortization of unrecognized loss	10.4	7.7	31.2	23.2
Amortization of prior service cost	0.3	0.3	0.9	0.9
Settlement loss recognized	–	–	6.8	–

Net pension expense	$12.3	$11.6	$43.8	$34.9

Snap-on made discretionary cash contributions to its domestic pension plans of $16.0 million in the third quarter of 2012 and $20.0 million in the second quarter of 2012. Snap-on also made a $25.0 million cash contribution to its domestic pension plans in the first quarter of 2012 that included (i) an $18.3 million 2012 contribution required by law and (ii) a $6.7 million discretionary cash contribution. Snap-on intends to make contributions of $12.6 million to its foreign pension plans in 2012, as required by law. Depending on market and other conditions, Snap-on may elect to make additional discretionary cash contributions to its domestic pension plans in 2012.

Note 10: Postretirement Health Care Plans

Snap-on’s net postretirement health care expense included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$–	$0.1	$0.1	$0.2
Interest cost	0.7	0.8	2.0	2.5
Expected return on plan assets	(0.2)	(0.3)	(0.7)	(0.8)

Net postretirement expense	$0.5	$0.6	$1.4	$1.9

Note 11: Stock-Based Compensation

On April 28, 2011, shareholders approved the 2011 Incentive Stock and Awards Plan (the “2011 Plan”), which replaced the 2001 Incentive Stock and Awards Plan (the “2001 Plan”). The 2011 Plan, like the 2001 Plan, provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under the 2001 Plan, although outstanding awards continue until exercised, vested, forfeited or expired. As of September 29, 2012, the 2011 Plan had 3,914,162 shares available for future grants. The company uses treasury stock to deliver shares under the Plans.

Net stock-based compensation expense was $8.9 million and $25.0 million for the three and nine month periods ended September 29, 2012, respectively, and $0.2 million and $12.4 million for the three and nine month periods ended October 1, 2011, respectively. Cash received from option exercises during the three and nine month periods ended September 29, 2012, totaled $17.8 million and $40.3 million, respectively. Cash received from option exercises during the three and nine month periods ended October 1, 2011, totaled $1.8 million and $28.1 million, respectively. The tax benefit realized from the exercise of share-based payment arrangements was $3.8 million and $8.8 million for the three and nine month periods ended September 29, 2012, respectively, and $0.3 million and $3.6 million for the three and nine month periods ended October 1, 2011, respectively.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Stock Options

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant and have a contractual term of ten years. Stock option grants vest ratably on the first, second and third anniversaries of the date of grant.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the period of time that options granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three and nine month periods ended September 29, 2012, and October 1, 2011, using the Black-Scholes valuation model:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Expected term of option (in years)	5.29	5.55	5.36	5.89
Expected volatility factor	37.33%	36.30%	36.93%	34.20%
Expected dividend yield	2.73%	2.70%	2.72%	2.72%
Risk-free interest rate	0.67%	0.92%	0.82%	2.32%

A summary of stock option activity as of and for the nine month period ended September 29, 2012, is presented below:

	Shares (in thousands)	Exercise Price Per Share (* )	Remaining Contractual Term (* ) (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2011	2,533	$45.07
Granted	621	60.01
Exercised	(823)	41.38
Forfeited or expired	(30)	55.53

Outstanding at September 29, 2012	2,301	50.29	7.25	$49.7

Exercisable at September 29, 2012	1,144	43.65	5.74	32.3

* Weighted-average

The weighted-average grant date fair value of options granted during the nine month periods ended September 29, 2012, and October 1, 2011, was $15.46 and $15.78, respectively. The intrinsic value of options exercised was $10.1 million and $18.8 million during the three and nine month periods ended September 29, 2012, respectively, and $0.8 million and $8.8 million during the three and nine month periods ended October 1, 2011, respectively. The fair value of stock options vested was $5.7 million and $4.5 million during the nine month periods ended September 29, 2012, and October 1, 2011, respectively.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of September 29, 2012, there was $12.2 million of unrecognized compensation cost related to non-vested stock option compensation arrangements that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

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

The fair value of these awards is estimated on the date of grant using the Black-Scholes valuation model. The company uses the vesting period of the performance awards as the expected term of the awards granted. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the performance award. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the length of time corresponding to the expected term of the performance award. The following weighted-average assumptions were used in calculating the fair value of performance awards granted during the nine month periods ended September 29, 2012, and October 1, 2011, using the Black-Scholes valuation model:

	Nine Months Ended
	September 29, 2012	October 1, 2011
Expected term of performance award (in years)	3.0	3.0
Expected volatility factor	34.42%	40.41%
Risk-free interest rate	0.35%	1.34%

The weighted-average grant date fair value of performance awards granted during the nine month periods ended September 29, 2012, and October 1, 2011, was $60.00 and $56.17, respectively. Performance awards for 53,990 shares vested and were paid out during the nine month period ended September 29, 2012; no performance awards were vested or paid out during the nine month period ended October 1, 2011, except as described below.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The changes to the company’s non-vested performance awards during the nine month period ended September 29, 2012, are as follows:

	Awards (in thousands)	Fair Value (*)
Non-vested performance awards at December 31, 2011	707	$48.87
Granted	222	60.00
Vested	–	–
Cancellations	(4)	59.47

Non-vested performance awards at September 29, 2012	925	51.50

* Weighted-average

As of September 29, 2012, there was $18.8 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.

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

The fair value of SARs is revalued (mark-to-market) each reporting period using the Black-Scholes valuation model based on Snap-on’s period-end stock price. The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs. The following weighted-average assumptions were used in calculating the fair value of SARs granted during the nine month periods ended September 29, 2012, and October 1, 2011, using the Black-Scholes valuation model; no SARs were granted during the three month period ended September 29, 2012, and October 1, 2011:

	Nine Months Ended
	September 29, 2012	October 1, 2011
Expected term of SARs (in years)	4.74	4.91
Expected volatility factor	37.11%	37.55%
Expected dividend yield	2.72%	2.70%
Risk-free interest rate	0.62%	0.96%

The total intrinsic value of SARs exercised was $1.0 million and $3.0 million during the three and nine month periods ended September 29, 2012, respectively, and $0.1 million and $2.5 million during the three and nine month periods ended October 1, 2011, respectively. The total fair value of SARs vested during the nine month periods ended September 29, 2012, and October 1, 2011, was $3.2 million and $1.2 million, respectively.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Changes to the company’s non-vested SARs during the nine month period ended September 29, 2012, are as follows:

	SARs (in thousands)	Fair Value (*)
Non-vested SARs at December 31, 2011	232	$13.56
Granted	130	21.63
Vested	(111)	28.50
Cancellations	(11)	–

Non-vested SARs at September 29, 2012	240	21.66

* Weighted-average

As of September 29, 2012, there was $5.2 million of unrecognized compensation cost related to non-vested SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.

Restricted Stock Awards – Non-employee Directors

The company granted 17,811 restricted stock units to non-employee directors in the second quarter of 2012. All restrictions will lapse upon the recipient’s termination of service as a director or in the event of a change in control, as defined in the 2011 Plan.

Note 12: Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Weighted-average common shares outstanding	58,257,569	58,165,001	58,195,162	58,177,595
Dilutive effect of stock-based instruments	600,067	514,874	619,474	547,107

Weighted-average common shares outstanding, assuming dilution	58,857,636	58,679,875	58,814,636	58,724,702

The dilutive effect of the potential exercise of outstanding stock-based instruments to purchase common shares is calculated using the treasury stock method. Options to purchase 395,524 shares of Snap-on common stock for the nine month period ended September 29, 2012, and options to purchase 612,205 shares and 1,227,693 shares of Snap-on common stock for the three and nine month periods ended October 1, 2011, respectively, were not included in the computations of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive. There were no options outstanding that were anti-dilutive for the three month period ended September 29, 2012.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 13: Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. Snap-on’s product warranty accrual activity for the three and nine month periods ended September 29, 2012, and October 1, 2011, is as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Warranty reserve:
Beginning of period	$18.4	$18.0	$18.6	$16.9
Additions	2.6	3.8	7.7	11.4
Usage	(2.1)	(3.7)	(7.4)	(10.2)

End of period	$18.9	$18.1	$18.9	$18.1

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

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van loans sold by SOC; as of September 29, 2012, and December 31, 2011, $13.4 million and $13.9 million, respectively, of franchisee loans contain a recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of September 29, 2012, was not material.

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results of these legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 14: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Interest income	$–	$0.3	$0.5	$1.1
Foreign exchange loss	(0.2)	(2.0)	(0.9)	(1.1)
Other	–	–	(0.1)	–

Total other income (expense) – net	$(0.2)	$(1.7)	$(0.5)	$–

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 15: Segments

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving automotive service technicians through the company’s worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and original equipment manufacturer (OEM) dealership service and repair shops, through direct and distributor channels. Financial Services consists of the business operations of Snap-on’s wholly-owned finance subsidiaries.

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

Financial data by segment is as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales:
Commercial & Industrial Group	$280.4	$278.3	$850.3	$830.4
Snap-on Tools Group	308.8	279.6	950.4	860.6
Repair Systems & Information Group	222.0	222.6	675.5	684.1

Segment net sales	811.2	780.5	2,476.2	2,375.1
Intersegment eliminations	(99.6)	(83.3)	(291.5)	(257.5)

Total net sales	$711.6	$697.2	$2,184.7	$2,117.6
Financial Services revenue	40.5	32.7	118.4	88.8

Total revenues	$752.1	$729.9	$2,303.1	$2,206.4

Operating earnings:
Commercial & Industrial Group	$33.4	$29.6	$95.4	$90.4
Snap-on Tools Group	40.2	35.6	130.8	118.9
Repair Systems & Information Group	49.5	43.7	150.3	135.5
Financial Services*	27.9	20.8	77.4	68.8

Segment operating earnings	151.0	129.7	453.9	413.6
Corporate	(26.9)	(14.6)	(78.2)	(64.4)

Operating earnings	$124.1	$115.1	$375.7	$349.2
Interest expense	(13.6)	(15.1)	(41.4)	(47.7)
Other income (expense) – net	(0.2)	(1.7)	(0.5)	–

Earnings before income taxes and equity earnings and equity earnings (loss)	$110.3	$98.3	$333.8	$301.5

* Financial Services operating earnings for the nine months ended October 1, 2011, includes an $18.0 million pretax gain from the second quarter 2011 arbitration settlement with CIT.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Financial data by segment (continued):

(Amounts in millions)	September 29, 2012	December 31, 2011
Assets:
Commercial & Industrial Group	$922.2	$919.3
Snap-on Tools Group	542.8	463.7
Repair Systems & Information Group	935.2	944.2
Financial Services	1,054.9	923.8

Total assets from reportable segments	$3,455.1	$3,251.0
Corporate	473.1	470.1
Elimination of intersegment receivables	(56.3)	(48.2)

Total assets	$3,871.9	$3,672.9

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

RESULTS OF OPERATIONS

Results of operations for the three month periods ended September 29, 2012, and October 1, 2011, are as follows:

	Three Months Ended
(Amounts in millions)	September 29, 2012		October 1, 2011		Change
Net sales	$711.6	100.0%	$697.2	100.0%	$14.4	2.1%
Cost of goods sold	(371.2)	-52.2%	(367.9)	-52.8%	(3.3)	-0.9%

Gross profit	340.4	47.8%	329.3	47.2%	11.1	3.4%
Operating expenses	(244.2)	-34.3%	(235.0)	-33.7%	(9.2)	-3.9%

Operating earnings before financial services	96.2	13.5%	94.3	13.5%	1.9	2.0%

Financial services revenue	40.5	100.0%	32.7	100.0%	7.8	23.9%
Financial services expenses	(12.6)	-31.1%	(11.9)	-36.4%	(0.7)	-5.9%

Operating earnings from financial services	27.9	68.9%	20.8	63.6%	7.1	34.1%

Operating earnings	124.1	16.5%	115.1	15.8%	9.0	7.8%
Interest expense	(13.6)	-1.8%	(15.1)	-2.1%	1.5	9.9%
Other income (expense) – net	(0.2)	–	(1.7)	-0.2%	1.5	88.2%

Earnings before income taxes and equity earnings	110.3	14.7%	98.3	13.5%	12.0	12.2%
Income tax expense	(34.9)	-4.7%	(30.5)	-4.2%	(4.4)	-14.4%

Earnings before equity earnings	75.4	10.0%	67.8	9.3%	7.6	11.2%
Equity earnings, net of tax	1.0	0.2%	2.0	0.3%	(1.0)	-50.0%

Net earnings	76.4	10.2%	69.8	9.6%	6.6	9.5%

Net earnings attributable to noncontrolling interests	(2.3)	-0.3%	(2.0)	-0.3%	(0.3)	-15.0%

Net earnings attributable to Snap-on Inc.	$74.1	9.9%	$67.8	9.3%	$6.3	9.3%

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $711.6 million in the third quarter of 2012 increased $14.4 million, or 2.1%, from 2011 levels; excluding $16.6 million of unfavorable foreign currency translation, organic sales increased $31.0 million, or 4.6%. Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including foreign currency translation fluctuations.

Gross profit of $340.4 million in the third quarter of 2012 increased $11.1 million as compared to $329.3 million last year. Gross margin (gross profit as a percentage of net sales) of 47.8% in the quarter improved 60 basis points (100 basis points equals 1.0 percent) from 47.2% last year. The year-over-year improvement in gross margin primarily reflects savings from ongoing rapid continuous improvement and other cost reduction actions, including benefits from restructuring (collectively, “RCI initiatives”). Gross profit in the third quarter of 2012 reflects $1.0 million of restructuring costs; third quarter 2011 restructuring costs totaled $0.6 million.

Operating expenses of $244.2 million in the third quarter of 2012 increased $9.2 million as compared to $235.0 million last year. As a result of changes in the company’s quarter-end stock price, operating expenses in the third quarter of 2012 include an unfavorable $4.4 million of stock-based (“mark-to-market”) expense, while operating expenses in the third quarter of 2011 included a favorable $7.8 million mark-to-market benefit. Restructuring costs included in operating

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

expenses totaled $1.3 million and $2.3 million in the third quarters of 2012 and 2011, respectively. The operating expense margin (operating expenses as a percentage of sales) of 34.3% in the third quarter of 2012 increased 60 basis points from 33.7% last year as favorable sales volume leverage was more than offset by $12.2 million, or 170 basis points, of higher mark-to-market expense.

Operating earnings before financial services of $96.2 million in the third quarter of 2012 increased $1.9 million from 2011 levels, despite $12.2 million of higher mark-to-market expense. As a percentage of sales, operating earnings before financial services of 13.5% in the quarter, including the adverse 170 basis point impact from the higher mark-to-market expense, was unchanged from 13.5% last year.

Financial services operating earnings of $27.9 million on revenue of $40.5 million in the third quarter of 2012 compares with operating earnings of $20.8 million on revenue of $32.7 million last year. The year-over-year increase in both revenue and operating earnings primarily reflects the growth in the company’s on-book finance portfolio.

Operating earnings of $124.1 million in the third quarter of 2012 increased $9.0 million, or 7.8%, as compared with operating earnings of $115.1 million last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 16.5% in the third quarter of 2012 improved 70 basis points from 15.8% last year.

Interest expense of $13.6 million in the third quarter of 2012 decreased $1.5 million from the comparable prior-year period primarily due to lower average debt levels. See Note 7 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net in the third quarters of 2012 and 2011 was expense of $0.2 million and $1.7 million, respectively. Other income (expense) – net primarily includes interest income and hedging and currency exchange rate transaction gains and losses. See Note 14 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 32.3% in the third quarter of 2012 and 31.7% in the third quarter of 2011. See Note 6 to the Condensed Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on in the third quarter of 2012 were $74.1 million, or $1.26 per diluted share, as compared with net earnings attributable to Snap-on of $67.8 million, or $1.16 per diluted share, in the third quarter of 2011.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of operations for the nine month periods ended September 29, 2012, and October 1, 2011, are as follows:

	Nine Months Ended
(Amounts in millions)	September 29, 2012		October 1, 2011		Change
Net sales	$2,184.7	100.0%	$2,117.6	100.0%	$67.1	3.2%
Cost of goods sold	(1,146.7)	-52.5%	(1,115.5)	-52.7%	(31.2)	-2.8%

Gross profit	1,038.0	47.5%	1,002.1	47.3%	35.9	3.6%
Operating expenses	(739.7)	-33.8%	(721.7)	-34.1%	(18.0)	-2.5%

Operating earnings before financial services	298.3	13.7%	280.4	13.2%	17.9	6.4%

Financial services revenue	118.4	100.0%	88.8	100.0%	29.6	33.3%
Financial services expenses	(41.0)	-34.6%	(38.0)	-42.8%	(3.0)	-7.9%

Operating earnings from financial services before arbitration settlement	77.4	65.4%	50.8	57.2%	26.6	52.4%
Arbitration settlement	–	–	18.0	20.3%	(18.0)	NM

Operating earnings from financial services	77.4	65.4%	68.8	77.5%	8.6	12.5%

Operating earnings	375.7	16.3%	349.2	15.8%	26.5	7.6%
Interest expense	(41.4)	-1.8%	(47.7)	-2.2%	6.3	13.2%
Other income (expense) – net	(0.5)	–	–	–	(0.5)	NM

Earnings before income taxes and equity earnings	333.8	14.5%	301.5	13.6%	32.3	10.7%
Income tax expense	(108.4)	-4.7%	(97.5)	-4.4%	(10.9)	-11.2%

Earnings before equity earnings	225.4	9.8%	204.0	9.2%	21.4	10.5%
Equity earnings, net of tax	2.5	0.1%	3.7	0.2%	(1.2)	-32.4%

Net earnings	227.9	9.9%	207.7	9.4%	20.2	9.7%
Net earnings attributable to noncontrolling interests	(6.4)	-0.3%	(5.7)	-0.2%	(0.7)	-12.3%

Net earnings attributable to Snap-on Inc.	$221.5	9.6%	$202.0	9.2%	$19.5	9.7%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $2,184.7 million in the first nine months of 2012 were up $67.1 million, or 3.2%, from 2011 levels; excluding $44.1 million of unfavorable foreign currency translation, organic sales increased $111.2 million, or 5.4%. Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including foreign currency translation fluctuations.

Gross profit of $1,038.0 million in the first nine months of 2012 increased $35.9 million as compared to $1,002.1 million last year. Gross margin of 47.5% in the first nine months of 2012 improved 20 basis points from 2011 levels, primarily due to benefits from ongoing RCI initiatives partially offset by $7.2 million of higher restructuring costs. Gross profit in the first nine months of 2012 reflects $10.9 million of restructuring costs, including $6.8 million for the second quarter settlement of a pension plan following the 2011 closure of the company’s Newmarket, Canada, facility; restructuring costs in the first nine months of 2011 totaled $3.7 million.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Operating expenses of $739.7 million in the first nine months of 2012 increased $18.0 million as compared to $721.7 million last year. As a result of changes in the company’s period-end stock price, operating expenses in the first nine months of 2012 included an unfavorable $11.8 million of mark-to-market expense, while operating expenses in the first nine months of 2011 included a favorable $2.3 million mark-to-market benefit. Restructuring costs included in operating expenses totaled $5.6 million in the first nine months of 2012 as compared to $4.1 million last year. The operating expense margin of 33.8% in the first nine months of 2012 improved 30 basis points from 34.1% last year primarily due to benefits from sales volume leverage and savings from ongoing RCI initiatives. These improvements were partially offset by $14.1 million, or 60 basis points, of higher mark-to-market expense.

Operating earnings before financial services of $298.3 million in the first nine months of 2012 increased $17.9 million from 2011 levels, despite $14.1 million of higher mark-to-market expense. As a percentage of sales, operating earnings before financial services of 13.7%, including the adverse 60 basis point impact from the higher mark-to-market expense, improved 50 basis points from 13.2% last year.

Snap-on filed a notice of arbitration with the American Arbitration Association in 2010 concerning a dispute with CIT Group Inc. (“CIT”) relating to various underpayments made during the course of their Snap-on Credit LLC (“SOC”) financial services joint venture, in which Snap-on alleged damages of approximately $115 million. CIT denied Snap-on’s claim and asserted claims in excess of $110 million against Snap-on for other matters related to the joint venture. On May 5, 2011, Snap-on and CIT reached an amicable settlement of their respective claims and, in the second quarter of 2011, Snap-on recorded an $18.0 million pretax ($11.1 million after tax or $0.19 per diluted share) arbitration settlement gain. The $18.0 million arbitration settlement gain is included in “Operating earnings from financial services” on the accompanying Condensed Consolidated Statements of Earnings.

Financial services operating earnings of $77.4 million on revenue of $118.4 million in the first nine months of 2012 compares with operating earnings (before arbitration settlement) of $50.8 million on revenue of $88.8 million last year. The year-over-year increase in both revenue and operating earnings (before arbitration settlement) primarily reflects the growth in the company’s on-book finance portfolio. In the first nine months of 2011, operating earnings from financial services, including the $18.0 million arbitration settlement gain discussed above, was $68.8 million.

Operating earnings—The following non-GAAP financial data is being provided as management believes that the non-GAAP measures, which exclude the second quarter 2011 arbitration settlement gain, provide a more meaningful comparison of the company’s year-over-year operating performance.

	Nine Months Ended
(Amounts in millions)	September 29, 2012		October 1, 2011		Change
Operating earnings:
As reported	$375.7	16.3%	$349.2	15.8%	$26.5	7.6%
Less: Arbitration settlement gain	–	–	(18.0)	-0.8%	18.0	NM

Excluding arbitration settlement gain	$375.7	16.3%	$331.2	15.0%	$44.5	13.4%

NM: Not meaningful

Percentage Disclosure: Calculated as a percentage of the sum of Net sales and Financial services revenue.

Operating earnings of $375.7 million in the first nine months of 2012 increased $44.5 million, or 13.4%, as compared with operating earnings of $331.2 million last year, excluding the $18.0 million arbitration settlement gain. As a percentage of revenues, operating earnings of 16.3% in the first nine months of 2012 improved 130 basis points from 15.0% last year, excluding the arbitration settlement gain. Operating earnings, including the $18.0 million arbitration settlement gain, were $349.2 million in the first nine months of 2011. See Notes 1 and 13 to the Condensed Consolidated Financial Statements for information on the arbitration settlement.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Interest expense of $41.4 million in the first nine months of 2012 decreased $6.3 million from the comparable prior-year period primarily due to lower average debt levels. See Note 7 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net in the first nine months of 2012 and 2011 was expense of $0.5 million and zero, respectively. Other income (expense) – net primarily includes interest income and hedging and currency exchange rate transaction gains and losses. See Note 14 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 33.1% in the first nine months of 2012 and 33.0% in the first nine months of 2011. See Note 6 to the Condensed Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on in the first nine months of 2012 were $221.5 million, or $3.77 per diluted share. Net earnings attributable to Snap-on in the first nine months of 2011 of $202.0 million, or $3.44 per diluted share, included the $11.1 million, or $0.19 per diluted share, after-tax gain from the arbitration settlement with CIT discussed above.

Exit and Disposal Activities

Snap-on recorded costs of $2.3 million and $16.5 million for exit and disposal activities in the three and nine month periods ended September 29, 2012, respectively, as compared to costs of $2.9 million and $7.8 million for such activities in the three and nine month periods ended October 1, 2011, respectively. See Note 5 to the Condensed Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving automotive service technicians through the company’s worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and original equipment manufacturer (“OEM”) dealership service and repair shops, through direct and distributor channels. Financial Services consists of the business operations of Snap-on’s wholly-owned finance subsidiaries.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	September 29, 2012		October 1, 2011		Change
External net sales	$230.5	82.2%	$237.4	85.3%	$(6.9)	-2.9%
Intersegment net sales	49.9	17.8%	40.9	14.7%	9.0	22.0%

Segment net sales	280.4	100.0%	278.3	100.0%	2.1	0.8%
Cost of goods sold	(176.7)	-63.0%	(175.5)	-63.1%	(1.2)	-0.7%

Gross profit	103.7	37.0%	102.8	36.9%	0.9	0.9%
Operating expenses	(70.3)	-25.1%	(73.2)	-26.3%	2.9	4.0%

Segment operating earnings	$33.4	11.9%	$29.6	10.6%	$3.8	12.8%

Segment net sales of $280.4 million in the third quarter of 2012 increased $2.1 million, or 0.8%, from 2011 levels. Excluding $8.8 million of unfavorable currency translation, organic sales increased $10.9 million, or 4.0%, primarily as a result of mid-to-high single-digit sales increases in the businesses serving customers in critical industries and in the emerging markets of Asia, along with a double-digit increase in sales of power tools. These year-over-year increases were partially offset by a mid single-digit organic sales decline in the segment’s European-based hand tools business as a result of continued market weakness, particularly in southern Europe.

Segment gross profit of $103.7 million in the third quarter of 2012 increased $0.9 million from 2011 levels. Gross margin of 37.0% in the quarter improved 10 basis points from 36.9% last year. Gross profit in the third quarters of 2012 and 2011 reflects $0.9 million and $0.2 million, respectively, of restructuring costs.

Segment operating expenses of $70.3 million in the third quarter of 2012 decreased $2.9 million from 2011 levels. The operating expense margin of 25.1% in the quarter improved 120 basis points from 26.3% last year primarily due to benefits from sales volume leverage. Restructuring costs included in operating expenses were $1.3 million and $2.2 million in the third quarters of 2012 and 2011, respectively.

As a result of these factors, segment operating earnings of $33.4 million in the third quarter of 2012, including $1.4 million of favorable foreign currency effects, increased $3.8 million, or 12.8%, from 2011 levels. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 11.9% in the third quarter of 2012 improved 130 basis points from 10.6% last year.

	Nine Months Ended
(Amounts in millions)	September 29, 2012		October 1, 2011		Change
External net sales	$703.8	82.8%	$705.1	84.9%	$(1.3)	-0.2%
Intersegment net sales	146.5	17.2%	125.3	15.1%	21.2	16.9%

Segment net sales	850.3	100.0%	830.4	100.0%	19.9	2.4%
Cost of goods sold	(540.3)	-63.5%	(521.6)	-62.8%	(18.7)	-3.6%

Gross profit	310.0	36.5%	308.8	37.2%	1.2	0.4%
Operating expenses	(214.6)	-25.3%	(218.4)	-26.3%	3.8	1.7%

Segment operating earnings	$95.4	11.2%	$90.4	10.9%	$5.0	5.5%

Segment net sales of $850.3 million in the first nine months of 2012 increased $19.9 million, or 2.4%, from 2011 levels. Excluding $22.0 million of unfavorable foreign currency translation, organic sales increased $41.9 million, or 5.2%, primarily as a result of a high single-digit sales increase in the business serving customers in critical industries, a double-digit sales increase in the emerging markets of Asia, and a double-digit increase in sales of power tools. These year-over- year increases were partially offset by a mid single-digit organic sales decline in the segment’s European-based hand tools business as a result of continued market weakness, particularly in southern Europe.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment gross profit of $310.0 million in the first nine months of 2012 increased $1.2 million from 2011 levels. Gross margin of 36.5% in the first nine months of 2012 decreased 70 basis points from 37.2% last year as margin pressure in the segment’s European-based hand tools business and $3.2 million of higher restructuring costs, primarily to improve the segment’s cost structure in Europe, were partially offset by savings from ongoing RCI initiatives and favorable foreign currency effects. Gross profit in the first nine months of 2012 and 2011 reflects restructuring costs of $3.6 million and $0.4 million, respectively.

Segment operating expenses of $214.6 million in the first nine months of 2012 decreased $3.8 million from 2011 levels. The operating expense margin of 25.3% in 2012 improved 100 basis points from 26.3% last year primarily due to benefits from sales volume leverage partially offset by $2.6 million of higher restructuring costs in Europe. Restructuring costs included in operating expenses were $5.3 million and $2.7 million in the first nine months of 2012 and 2011, respectively.

As a result of these factors, segment operating earnings of $95.4 million in the first nine months of 2012, including $2.7 million of favorable foreign currency effects, increased $5.0 million, or 5.5%, from 2011 levels. Operating margin for the Commercial & Industrial Group of 11.2% in the first nine months of 2012 increased 30 basis points from 10.9% last year, despite a 70 basis point decline as a result of the higher restructuring costs.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	September 29, 2012		October 1, 2011		Change
Segment net sales	$308.8	100.0%	$279.6	100.0%	$29.2	10.4%
Cost of goods sold	(177.5)	-57.5%	(154.4)	-55.2%	(23.1)	-15.0%

Gross profit	131.3	42.5%	125.2	44.8%	6.1	4.9%
Operating expenses	(91.1)	-29.5%	(89.6)	-32.1%	(1.5)	-1.7%

Segment operating earnings	$40.2	13.0%	$35.6	12.7%	$4.6	12.9%

Segment net sales of $308.8 million in the third quarter of 2012 increased $29.2 million, or 10.4%, from 2011 levels. Excluding $1.6 million of unfavorable foreign currency translation, organic sales increased $30.8 million, or 11.1%, reflecting double-digit sales increases across the company’s U.S. and international franchise operations.

Segment gross profit of $131.3 million in the third quarter of 2012 increased $6.1 million from 2011 levels. Gross margin of 42.5% in the quarter decreased 230 basis points from 44.8% last year primarily due to increased promotional programs associated with sales gains, including expanded participation at the August 2012 annual Snap-on Franchisee Conference. Gross profit in the third quarters of 2012 and 2011 also reflects $0.1 million and $0.4 million, respectively, of restructuring costs.

Segment operating expenses of $91.1 million in the third quarter of 2012 increased $1.5 million from 2011 levels primarily due to higher volume-related and other expenses. The operating expense margin of 29.5% in the quarter improved 260 basis points from 32.1% last year primarily due to benefits from sales volume leverage.

As a result of these factors, segment operating earnings of $40.2 million in the third quarter of 2012, including $1.7 million of unfavorable foreign currency effects, increased $4.6 million, or 12.9%, from 2011 levels. Operating margin for the Snap-on Tools Group of 13.0% in the third quarter of 2012 increased 30 basis points from 12.7% last year.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

	Nine Months Ended
(Amounts in millions)	September 29, 2012		October 1, 2011		Change
Segment net sales	$950.4	100.0%	$860.6	100.0%	$89.8	10.4%
Cost of goods sold	(543.1)	-57.1%	(478.1)	-55.6%	(65.0)	-13.6%

Gross profit	407.3	42.9%	382.5	44.4%	24.8	6.5%
Operating expenses	(276.5)	-29.1%	(263.6)	-30.6%	(12.9)	-4.9%

Segment operating earnings	$130.8	13.8%	$118.9	13.8%	$11.9	10.0%

Segment net sales of $950.4 million in the first nine months of 2012 increased $89.8 million, or 10.4%, from 2011 levels. Excluding $5.5 million of unfavorable foreign currency translation, organic sales increased $95.3 million, or 11.1%, reflecting higher sales across the company’s U.S. and international franchise operations.

Segment gross profit of $407.3 million in the first nine months of 2012 increased $24.8 million from 2011 levels. Gross margin of 42.9% in the first nine months of 2012 decreased 150 basis points from 44.4% last year primarily due to higher year-over-year restructuring costs and increased promotional programs associated with sales gains, including expanded participation at the August 2012 annual Snap-on Franchisee Conference. Gross profit in the first nine months of 2012 reflects $7.1 million of restructuring costs, including $6.8 million for the second quarter settlement of a pension plan following the 2011 closure of the Newmarket, Canada, facility; restructuring costs in the first nine months of 2011 totaled $3.4 million. In 2011, Snap-on closed its Newmarket tool storage facility and consolidated its North American tool storage operations into its existing Algona, Iowa, facility.

Segment operating expenses of $276.5 million in the first nine months of 2012 increased $12.9 million from 2011 levels primarily due to higher volume-related and other expenses. Restructuring costs included in operating expenses were $0.1 million and $0.6 million in the first nine months of 2012 and 2011, respectively. The operating expense margin of 29.1% in the first nine months of 2012 improved 150 basis points from 30.6% last year primarily due to benefits from sales volume leverage and contributions from ongoing RCI initiatives.

As a result of these factors, segment operating earnings of $130.8 million in the first nine months of 2012, including $0.8 million of unfavorable foreign currency effects, increased $11.9 million, or 10.0%, from 2011 levels. Operating margin for the Snap-on Tools Group was 13.8% in both the first nine months of 2012 and 2011.

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	September 29, 2012		October 1, 2011		Change
External net sales	$172.3	77.6%	$180.2	81.0%	$(7.9)	-4.4%
Intersegment net sales	49.7	22.4%	42.4	19.0%	7.3	17.2%

Segment net sales	222.0	100.0%	222.6	100.0%	(0.6)	-0.3%
Cost of goods sold	(116.6)	-52.5%	(121.3)	-54.5%	4.7	3.9%

Gross profit	105.4	47.5%	101.3	45.5%	4.1	4.0%
Operating expenses	(55.9)	-25.2%	(57.6)	-25.9%	1.7	3.0%

Segment operating earnings	$49.5	22.3%	$43.7	19.6%	$5.8	13.3%

Segment net sales of $222.0 million in the third quarter of 2012 decreased $0.6 million, or 0.3%, from 2011 levels. Excluding $6.5 million of unfavorable foreign currency translation, organic sales increased $5.9 million, or 2.7%, primarily due to a high single-digit increase in sales of diagnostics and repair information products and a mid single-digit increase in worldwide sales of equipment products. These year-over-year increases were partially offset by a mid single-digit decline in sales to OEM dealerships, particularly in Europe.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment gross profit of $105.4 million in the third quarter of 2012 increased $4.1 million from 2011 levels. Gross margin of 47.5% in the third quarter of 2012 improved 200 basis points from 45.5% last year primarily due to a more favorable sales mix that included higher sales of diagnostics and repair information products, and savings from ongoing RCI initiatives.

Segment operating expenses of $55.9 million in the third quarter of 2012 decreased $1.7 million from 2011 levels. The operating expense margin of 25.2% in the quarter improved 70 basis points from 25.9% last year primarily due to sales volume leverage and contributions from ongoing RCI initiatives.

As a result of these factors, segment operating earnings of $49.5 million in the third quarter of 2012, including $0.9 million of unfavorable foreign currency effects, increased $5.8 million, or 13.3%, from 2011 levels. Operating margin for the Repair Systems & Information Group of 22.3% in the third quarter of 2012 increased 270 basis points from 19.6% last year.

	Nine Months Ended
(Amounts in millions)	September 29, 2012		October 1, 2011		Change
External net sales	$530.5	78.5%	$551.9	80.7%	$(21.4)	-3.9%
Intersegment net sales	145.0	21.5%	132.2	19.3%	12.8	9.7%

Segment net sales	675.5	100.0%	684.1	100.0%	(8.6)	-1.3%
Cost of goods sold	(354.8)	-52.5%	(373.3)	-54.6%	18.5	5.0%

Gross profit	320.7	47.5%	310.8	45.4%	9.9	3.2%
Operating expenses	(170.4)	-25.2%	(175.3)	-25.6%	4.9	2.8%

Segment operating earnings	$150.3	22.3%	$135.5	19.8%	$14.8	10.9%

Segment net sales of $675.5 million in the first nine months of 2012 decreased $8.6 million, or 1.3%, from 2011 levels. Excluding $17.1 million of unfavorable foreign currency translation, organic sales increased $8.5 million, or 1.3%, primarily due to a high single-digit increase in sales of diagnostics and repair information products, partially offset by reduced undercar equipment sales in Europe and a low single-digit decline in sales to OEM dealerships, particularly in Europe.

Segment gross profit of $320.7 million in the first nine months of 2012 increased $9.9 million from 2011 levels. Gross margin in the first nine months of 2012 improved 210 basis points to 47.5% from 45.4% last year primarily due to a more favorable sales mix that included higher sales of diagnostics and repair information products and savings from ongoing RCI initiatives.

Segment operating expenses of $170.4 million in the first nine months of 2012 decreased $4.9 million from 2011 levels and the operating expense margin of 25.2% in the quarter improved 40 basis points from 25.6% last year primarily due to sales volume leverage and contributions from ongoing RCI initiatives.

As a result of these factors, segment operating earnings of $150.3 million in the first nine months of 2012, including $2.6 million of unfavorable foreign currency effects, increased $14.8 million, or 10.9%, from 2011 levels. Operating margin for the Repair Systems & Information Group of 22.3% in the first nine months of 2012 increased 250 basis points from 19.8% last year.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Financial Services

	Three Months Ended
(Amounts in millions)	September 29, 2012		October 1, 2011		Change
Financial services revenue	$40.5	100.0%	$32.7	100.0%	$7.8	23.9%
Financial services expenses	(12.6)	-31.1%	(11.9)	-36.4%	(0.7)	-5.9%

Segment operating earnings	$27.9	68.9%	$20.8	63.6%	$7.1	34.1%

Financial services operating earnings of $27.9 million on revenue of $40.5 million in the third quarter of 2012 compares with operating earnings of $20.8 million on revenue of $32.7 million last year. The year-over-year increase in both revenue and operating earnings primarily reflects the growth in the company’s on-book finance portfolio. Originations of $179.6 million in the third quarter of 2012 increased $27.0 million, or 17.7%, from the prior year.

Financial services expenses of $12.6 million and $11.9 million in the third quarters of 2012 and 2011, respectively, primarily include personnel-related and other general and administrative costs necessary to service the portfolio of receivables owned by both Snap-on and CIT (collectively, the “serviced portfolio”). These expenses are generally more dependent on the change in size of the serviced portfolio than they are on the revenue of this segment. Financial services expenses also include doubtful accounts provisions for the finance and contract receivables owned by Snap-on. As a percentage of the average serviced portfolio, financial services expenses were 1.2% in both the third quarters of 2012 and 2011.

See Notes 1 and 2 to the Condensed Consolidated Financial Statements for further information on financial services.

	Nine Months Ended
(Amounts in millions)	September 29, 2012		October 1, 2011		Change
Financial services revenue	$118.4	100.0%	$88.8	100.0%	$29.6	33.3%
Financial services expenses	(41.0)	-34.6%	(38.0)	-42.8%	(3.0)	-7.9%

Segment operating earnings before arbitration settlement	77.4	65.4%	50.8	57.2%	26.6	52.4%
Arbitration settlement	–	–	18.0	20.3%	(18.0)	NM

Segment operating earnings	$77.4	65.4%	$68.8	77.5%	$8.6	12.5%

NM: Not meaningful

Financial services operating earnings of $77.4 million on revenue of $118.4 million in the first nine months of 2012 compares with operating earnings (before arbitration settlement) of $50.8 million on revenue of $88.8 million last year. In the first nine months of 2011, operating earnings from financial services of $68.8 million included the $18.0 million arbitration settlement gain discussed above. The year-over-year increase in both revenue and operating earnings (before arbitration settlement) primarily reflects the growth in the company’s on-book finance portfolio. Originations of $511.5 million in the first nine months of 2012 increased $60.2 million, or 13.3%, from comparable prior-year levels.

Financial services expenses of $41.0 million and $38.0 million in the first nine months of 2012 and 2011, respectively, primarily include personnel-related and other general and administrative costs necessary to service the portfolio of receivables owned by both Snap-on and CIT. Financial services expenses also include doubtful accounts provisions for the finance and contract receivables owned by Snap-on. As a percentage of the average serviced portfolio, financial services expenses were 3.9% and 3.8% in the first nine months of 2012 and 2011, respectively.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

See Notes 1 and 2 to the Condensed Consolidated Financial Statements for further information on financial services.

Corporate

Snap-on’s general corporate expenses of $26.9 million in the third quarter of 2012 increased $12.3 million from $14.6 million last year primarily due to $12.2 million of higher mark-to-market expense. As a result of changes in the company’s quarter-end stock price, corporate expenses in the third quarter of 2012 included an unfavorable $4.4 million of expense from mark-to-market adjustments, while corporate expenses in the third quarter of 2011 included a favorable $7.8 million mark-to-market benefit.

Snap-on’s general corporate expenses of $78.2 million in the first nine months of 2012 increased $13.8 million from $64.4 million last year primarily due to $14.1 million of higher mark-to-market expense. As a result of changes in the company’s period-end stock price, corporate expenses in the first nine months of 2012 included an unfavorable $11.8 million of expense from mark-to-market adjustments, while corporate expenses in the first nine months of 2011 included a favorable $2.3 million mark-to-market benefit.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – The supplemental Condensed Statements of Earnings information for the three month periods ended September 29, 2012, and October 1, 2011, are as follows:

	Operations*		Financial Services
	September 29,	October 1,	September 29,	October 1,
(Amounts in millions)	2012	2011	2012	2011
Net sales	$711.6	$697.2	$–	$–
Cost of goods sold	(371.2)	(367.9)	–	–

Gross profit	340.4	329.3	–	–
Operating expenses	(244.2)	(235.0)	–	–

Operating earnings before financial services	96.2	94.3	–	–

Financial services revenue	–	–	40.5	32.7
Financial services expenses	–	–	(12.6)	(11.9)

Operating earnings from financial services	–	–	27.9	20.8

Operating earnings	96.2	94.3	27.9	20.8
Interest expense	(13.3)	(14.8)	(0.3)	(0.3)
Intersegment interest income (expense) – net	11.1	9.5	(11.1)	(9.5)
Other income (expense) – net	(0.2)	(1.6)	–	(0.1)

Earnings before income taxes and equity earnings	93.8	87.4	16.5	10.9
Income tax expense	(28.8)	(26.6)	(6.1)	(3.9)

Earnings before equity earnings	65.0	60.8	10.4	7.0
Financial services – net earnings attributable to Snap-on Inc.	10.4	7.0	–	–
Equity earnings, net of tax	1.0	2.0	–	–

Net earnings	76.4	69.8	10.4	7.0
Net earnings attributable to noncontrolling interests	(2.3)	(2.0)	–	–

Net earnings attributable to Snap-on Incorporated	$74.1	$67.8	$10.4	$7.0

* Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – The supplemental Condensed Statements of Earnings information for the nine month periods ended September 29, 2012, and October 1, 2011, are as follows:

	Operations*		Financial Services
(Amounts in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$2,184.7	$2,117.6	$–	$–
Cost of goods sold	(1,146.7)	(1,115.5)	–	–

Gross profit	1,038.0	1,002.1	–	–
Operating expenses	(739.7)	(721.7)	–	–

Operating earnings before financial services	298.3	280.4	–	–

Financial services revenue	–	–	118.4	88.8
Financial services expenses	–	–	(41.0)	(38.0)

Operating earnings from financial services before arbitration settlement	–	–	77.4	50.8
Arbitration settlement	–	–	–	18.0

Operating earnings from financial services	–	–	77.4	68.8

Operating earnings	298.3	280.4	77.4	68.8
Interest expense	(40.5)	(46.7)	(0.9)	(1.0)
Intersegment interest income (expense) – net	31.3	26.2	(31.3)	(26.2)
Other income (expense) – net	(0.4)	–	(0.1)	–

Earnings before income taxes and equity earnings	288.7	259.9	45.1	41.6
Income tax expense	(91.8)	(82.2)	(16.6)	(15.3)

Earnings before equity earnings	196.9	177.7	28.5	26.3
Financial services – net earnings attributable to Snap-on Inc.	28.5	26.3	–	–
Equity earnings, net of tax	2.5	3.7	–	–

Net earnings	227.9	207.7	28.5	26.3
Net earnings attributable to noncontrolling interests	(6.4)	(5.7)	–	–

Net earnings attributable to Snap-on Incorporated	$221.5	$202.0	$28.5	$26.3

* Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – The supplemental Condensed Balance Sheets information as of September 29, 2012, and December 31, 2011, are as follows:

	Operations*		Financial Services
(Amounts in millions)	September 29, 2012	December 31, 2011	September 29, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$171.8	$181.1	$4.3	$4.5
Intersegment receivables	16.4	10.8	–	–
Trade and other accounts receivable – net	476.7	463.3	0.2	0.2
Finance receivables – net	–	–	314.4	277.2
Contract receivables – net	6.7	6.5	55.7	43.2
Inventories – net	417.5	386.4	–	–
Deferred income tax assets	78.7	90.0	12.6	2.6
Prepaid expenses and other assets	89.0	78.1	0.6	0.9

Total current assets	1,256.8	1,216.2	387.8	328.6

Property and equipment – net	370.6	351.9	2.7	1.0
Investment in Financial Services	163.1	142.0	–	–
Deferred income tax assets	120.3	119.8	0.2	5.4
Long-term finance receivables – net	–	–	481.9	431.8
Long-term contract receivables – net	11.1	9.1	181.3	156.0
Goodwill	799.9	795.8	–	–
Other intangibles – net	187.5	188.3	–	–
Other assets	93.6	83.7	1.0	1.0

Total assets	$3,002.9	$2,906.8	$1,054.9	$923.8

* Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	September 29, 2012	December 31, 2011	September 29, 2012	December 31, 2011
LIABILITIES AND EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$18.7	$16.2	$–	$–
Accounts payable	146.8	124.0	0.1	0.6
Intersegment payables	–	–	16.4	10.8
Accrued benefits	47.9	48.8	–	–
Accrued compensation	81.0	87.1	2.8	3.9
Franchisee deposits	57.9	47.3	–	–
Other accrued liabilities	240.2	229.7	32.6	31.1

Total current liabilities	592.5	553.1	51.9	46.4

Long-term debt and intersegment long-term debt	155.3	257.6	815.9	710.3
Deferred income tax liabilities	118.0	108.0	1.4	0.1
Retiree health care benefits	49.2	52.8	–	–
Pension liabilities	255.6	317.7	–	–
Other long-term liabilities	76.0	70.3	22.6	25.0

Total liabilities	1,246.6	1,359.5	891.8	781.8

Total shareholders’ equity attributable to Snap-on Inc.	1,739.7	1,530.9	163.1	142.0
Noncontrolling interests	16.6	16.4	–	–

Total equity	1,756.3	1,547.3	163.1	142.0

Total liabilities and equity	$3,002.9	$2,906.8	$1,054.9	$923.8

* Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for new loans originated by SOC, working capital, capital expenditures, restructuring activities, the funding of pension plans, payment of dividends and interest, and funding for additional share repurchases and acquisitions, if any. Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on October 12, 2012, Snap-on’s long-term debt and commercial paper were rated, respectively, Baa1 and P-2 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A- and F2 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.

As of September 29, 2012, working capital (current assets less current liabilities) of $1,002.3 million increased $55.4 million from $946.9 million as of December 31, 2011 (fiscal 2011 year end).

The following represents the company’s working capital position as of September 29, 2012, and December 31, 2011:

(Amounts in millions)	September 29, 2012	December 31, 2011
Cash and cash equivalents	$176.1	$185.6
Trade and other accounts receivable – net	476.9	463.5
Finance receivables – net	314.4	277.2
Contract receivables – net	62.4	49.7
Inventories – net	417.5	386.4
Other current assets	176.6	168.3

Total current assets	1,623.9	1,530.7

Notes payable and current maturities of long-term debt	(18.7)	(16.2)
Accounts payable	(146.9)	(124.6)
Other current liabilities	(456.0)	(443.0)

Total current liabilities	(621.6)	(583.8)

Total working capital	$1,002.3	$946.9

Cash and cash equivalents of $176.1 million as of September 29, 2012, compared to cash and cash equivalents of $185.6 million at 2011 year end. The $9.5 million decrease in cash and cash equivalents primarily reflects (i) the continued funding of new loans originated by SOC; (ii) the funding of $61.0 million of cash contributions, including $42.7 million of discretionary contributions, to the company’s domestic pension plans; (iii) the repurchase of 967,000 shares of the company’s common stock for $61.8 million; (iv) capital expenditures of $59.5 million; and (v) dividend payments of $59.4 million. These year-to-date uses of cash were largely offset by cash generated from operations and $40.3 million of proceeds from stock purchase and option plans.

Of the $176.1 million of cash and cash equivalents as of September 29, 2012, $73.5 million was held outside of the United States. Snap-on considers these non-U.S. funds as permanently invested in its foreign operations to (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

opportunities as they arise; as such, the company does not presently expect to repatriate these funds to fund its U.S. operations or obligations. The repatriation of cash from certain foreign subsidiaries could have adverse net tax consequences on the company should Snap-on be required to pay and record U.S. income taxes and foreign withholding taxes on funds that were previously considered permanently invested. Alternatively, the repatriation of such cash from certain other foreign subsidiaries could result in favorable net tax consequences for the company. Snap-on periodically evaluates opportunities to repatriate certain foreign cash amounts to the extent that it does not incur additional unfavorable net tax consequences.

Trade and other accounts receivable – net of $476.9 million as of September 29, 2012, increased $13.4 million from 2011 year-end levels; excluding $3.2 million of currency translation, trade and other accounts receivable – net increased $10.2 million. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 59 days as of September 29, 2012, as compared to 58 days at December 31, 2011.

The current portions of net finance and contract receivables of $376.8 million as of September 29, 2012, compared to $326.9 million at 2011 year end. The long-term portions of net contract and finance receivables of $674.3 million as of September 29, 2012, compared to $596.9 million at 2011 year end. The combined $127.3 million increase in net current and long-term contract and finance receivables over 2011 year-end levels primarily reflects the continued growth of the company’s on-balance-sheet finance portfolio.

Inventories of $417.5 million as of September 29, 2012, increased $31.1 million from 2011 year-end levels primarily to support continued higher customer demand, largely in the United States; excluding currency translation, inventories increased $27.2 million. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 3.8 turns and 4.2 turns as of September 29, 2012, and December 31, 2011, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method as of September 29, 2012, and December 31, 2011, approximated 59% and 62%, respectively, of total inventories. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $71.5 million and $70.1 million as of September 29, 2012, and December 31, 2011, respectively.

Notes payable and current maturities of long-term debt of $18.7 million as of September 29, 2012, compared to $16.2 million as of 2011 year end.

Accounts payable of $146.9 million as of September 29, 2012, increased $22.3 million from 2011 year-end levels primarily due to the timing of payments; excluding currency translation impacts, accounts payable increased $21.9 million.

Other accrued liabilities of $266.4 million as of September 29, 2012, increased $10.5 million from 2011 year-end levels; excluding currency translation impacts, other accrued liabilities increased $9.2 million.

Long-term debt of $971.2 million as of September 29, 2012, consisted of (i) $100 million of unsecured 5.85% notes that mature in March 2014; (ii) $150 million of unsecured 5.50% notes that mature in 2017; (iii) $250 million of unsecured 4.25% notes that mature in 2018; (iv) $200 million of unsecured 6.70% notes that mature in 2019; (v) $250 million of unsecured 6.125% notes that mature in 2021; and (vi) $21.2 million of other long-term debt.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on December 8, 2016; as of September 29, 2012, no amounts were outstanding under this facility. Borrowings under the $500 million revolving credit facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus equity (including noncontrolling interests) of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of September 29, 2012, the company’s actual ratios of 0.36 and 1.61, respectively, were both within the permitted ranges set forth in this financial covenant.

Snap-on also has a 364-day loan and servicing agreement that allows Snap-on to borrow up to $200 million (subject to borrowing base requirements) through the pledging of finance receivables under an asset-backed commercial paper conduit facility. On September 28, 2012, as previously reported, the loan and servicing agreement was amended to, among other things, (i) extend the expiration date of the agreement from September 28, 2012, to September 27, 2013 (unless earlier terminated or subsequently extended pursuant to the terms of the agreement); (ii) provide that any amounts remaining outstanding under the agreement as of September 28, 2015, or such earlier date as may be prescribed pursuant to the terms of the agreement, will become due and payable on such date; and (iii) change certain pricing terms. As of September 29, 2012, no amounts were outstanding under the loan and servicing agreement.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility, discussed above, Snap-on’s debt agreements and credit facilities, including the $200 million loan and servicing agreement, also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of September 29, 2012, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

Snap-on believes that it has sufficient available cash and uncommitted lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facilities. If the need were to arise, Snap-on believes that it could access short-term debt markets, predominantly through commercial paper issuances, securitizations (including its $200 million loan and servicing agreement discussed above) and existing lines of credit to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, in the future, may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near term liquidity requirements for Snap-on include funding to support new loans originated by SOC, working capital, capital expenditures, restructuring activities, the funding of pension plans, payment of dividends and interest, and funding for additional share repurchases and acquisitions, if any. Snap-on made discretionary cash contributions to its domestic pension plans of $16.0 million in the third quarter of 2012 and $20.0 million in the second quarter of 2012. Snap-on also made a $25.0 million cash contribution to its domestic pension plans in the first quarter of 2012 that included (i) an $18.3 million 2012 contribution required by law and (ii) a $6.7 million discretionary cash contribution. Snap-on also intends to make contributions of $12.6 million to its foreign pension plans in 2012, as required by law. Depending on market and other conditions, Snap-on may elect to make additional discretionary cash contributions to its domestic pension plans in 2012.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, securitizations and/or additional fixed-term debt.

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flow.

Operating Activities

Net cash provided by operating activities was $226.4 million and $56.2 million in the first nine months of 2012 and 2011, respectively. The $170.2 million increase in net cash provided by operating activities primarily reflects the impact of net year-over-year changes in operating assets and liabilities, including last year’s return of $89.8 million of cash previously withheld from CIT, and $20.2 million of higher net earnings in 2012. In the second quarter of 2011, Snap-on recorded an $18.0 million pretax arbitration settlement gain and paid $89.8 million of cash to CIT representing $107.8 million of cash previously withheld net of the $18.0 million settlement. Net cash provided by operating activities in 2012 also reflects the impact of $42.7 million of discretionary cash contributions to the company’s domestic pension plans.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Investing Activities

Net cash used by investing activities of $153.6 million in the first nine months of 2012 included additions to, and collections of, finance receivables of $426.1 million and $328.9 million, respectively. Net cash used by investing activities of $170.2 million in the first nine months of 2011 included additions to, and collections of, finance receivables of $386.5 million and $259.7 million, respectively. Finance receivables are comprised of extended-term installment loans to technicians (i.e., franchisees’ customers) to enable them to purchase tools, diagnostics and equipment on an extended-term payment plan, generally with average payment terms of 32 months.

Capital expenditures were $59.5 million and $46.6 million in the first nine months of 2012 and 2011, respectively. Capital expenditures in 2012 included continued investments related to the company’s execution of its strategic value-creation processes around safety, quality, customer connection, innovation and rapid continuous improvement. Capital expenditures in 2012 also included continued spending to support the company’s strategic growth initiatives, including the expansion of manufacturing capabilities in emerging growth markets.

Financing Activities

Net cash used by financing activities was $82.1 million in the first nine months of 2012. Net cash used by financing activities of $271.6 million in the first nine months of 2011 included the August 15, 2011 repayment of $200 million of unsecured 6.25% notes upon maturity with available cash.

Proceeds from stock purchase plans and stock option exercises totaled $40.3 million and $28.1 million in the first nine months of 2012 and 2011, respectively. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options and other corporate purposes. In the first nine months of 2012, Snap-on repurchased 967,000 shares of its common stock for $61.8 million under its previously announced share repurchase programs. In the first nine months of 2011, Snap-on repurchased 628,000 shares of its common stock for $37.4 million. As of September 29, 2012, Snap-on had remaining availability to repurchase up to an additional $174.1 million in common stock pursuant to its Board of Directors’ authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund additional share repurchases, if any, in 2012.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $59.4 million and $56.5 million in the first nine months of 2012 and 2011, respectively. In the fourth quarter of fiscal 2011, the company increased the quarterly cash dividend by 6.3% to $0.34 per share ($1.36 per share per year). Snap-on believes that its cash generated from operations, available cash on hand and funds available from its credit facilities will be sufficient to pay dividends in 2012.

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of September 29, 2012.

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

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2012, the results of which did not result in any impairment. As of September 29, 2012, the company has no accumulated impairment losses. Although the company consistently uses the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. In performing its annual impairment testing the company performed a sensitivity analysis on the material assumptions used in the discounted cash flow valuation models for each of its 11 reporting units. Based on the company’s second quarter 2012 impairment testing and assuming a hypothetical 10% decrease in the estimated fair values of each of its 11 reporting units, the hypothetical fair value of each of the company’s 11 reporting units would have been greater than its carrying value. See Note 4 to the Condensed Consolidated Financial Statements for further information about goodwill and other intangible assets.

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

Outlook

Snap-on expects to continue with its planned strategic investments to enhance its mobile tool distribution network, expand in the vehicle repair garage, extend to critical industries and build in emerging markets. As a result of these initiatives, Snap-on anticipates that capital expenditures in 2012 will be in a range of $75 million to $80 million, of which $59.5 million was spent in the first nine months of 2012. Snap-on anticipates that its full year 2012 effective income tax rate will approximate 33.2%.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of September 29, 2012, was $1.4 million on interest rate-sensitive financial instruments and $0.7 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Credit risk is also monitored regularly through the use of internal proprietary, custom scoring models used to evaluate each transaction at the time of the application for credit and by periodically updating those credit scores for ongoing monitoring purposes. Snap-on evaluates credit quality through the use of an internal proprietary measuring system that provides a framework to analyze finance and contract receivables on the basis of risk factors of the individual obligor as well as transaction specific risk. Loans that have been granted are typically monitored through an asset quality review process that closely monitors past due accounts and initiates a progressive collection action process when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van loans sold by SOC; as of September 29, 2012, $13.4 million of franchisee van loans contain a recourse provision to Snap-on if the loans become more than 90 days past due.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 29, 2012. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 29, 2012, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended September 29, 2012, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the third quarter of fiscal 2012, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and dealer stock purchase plans, stock options and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet be Purchased Under the Plans or Programs*
07/01/12 to 07/28/12	20,000	$66.54	20,000	$183.5 million
07/29/12 to 08/25/12	273,000	$68.68	273,000	$169.6 million
08/26/12 to 09/29/12	51,000	$69.67	51,000	$174.1 million

Total/Average	344,000	$68.70	344,000	N/A

*

Subject to further adjustment pursuant to the 1996 Authorization described below, as of September 29, 2012, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board authorizations discussed below is $174.1 million.

•

In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed prices of $70.20, $69.96 and $71.87 per share of common stock as of the end of the fiscal 2012 months ended July 28, August 25, and September 29, respectively.

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

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended September 29, 2012, and October 1, 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2012, and October 1, 2011; (iii) Condensed Consolidated Balance Sheets as of September 29, 2012, and December 31, 2011; (iv) Condensed Consolidated Statements of Equity for the nine months ended September 29, 2012, and October 1, 2011; (v) Condensed Consolidated Statements of Cash Flow for the nine months ended September 29, 2012, and October 1, 2011; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED

Date: October 18, 2012	/s/ Aldo J. Pagliari
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

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended September 29, 2012, and October 1, 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2012, and October 1, 2011; (iii) Condensed Consolidated Balance Sheets as of September 29, 2012, and December 31, 2011; (iv) Condensed Consolidated Statements of Equity for the nine months ended September 29, 2012, and October 1, 2011; (v) Condensed Consolidated Statements of Cash Flow for the nine months ended September 29, 2012, and October 1, 2011; and (vi) Notes to Condensed Consolidated Financial Statements.