Form 10-K
period 2012-12-29
SNAP-ON Inc
filed 2013-02-14
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012, or

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

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates (excludes 161,546 shares held by directors and executive officers) computed by reference to the price ($62.25) at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012) was $3.6 billion.

The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of February 8, 2013, was 58,271,454 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in Snap-on’s Proxy Statement, which is expected to first be mailed to shareholders on or about March 12, 2013, prepared for the Annual Meeting of Shareholders scheduled for April 25, 2013.

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

Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. Unless otherwise indicated, references in this document to “fiscal 2012” or “2012” refer to the fiscal year ended December 29, 2012; references to “fiscal 2011” or “2011” refer to the fiscal year ended December 31, 2011; and references to “fiscal 2010” or “2010” refer to the fiscal year ended January 1, 2011. References in this document to 2012, 2011 and 2010 year end refer to December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

2012 ANNUAL REPORT	3

Item 1: Business

Snap-on was incorporated under the laws of the state of Wisconsin in 1920 and reincorporated under the laws of the state of Delaware in 1930. Snap-on is a leading global innovator, manufacturer and marketer of tools, equipment, diagnostics, repair information and systems solutions for professional users performing critical tasks. Products and services include hand and power tools, tool storage, diagnostic software, information and management systems, shop equipment and other solutions for vehicle dealerships and repair centers, as well as for customers in industries, including aviation and aerospace, agriculture, construction, government and military, mining, natural resources, power generation and technical education. Snap-on also derives income from various financing programs to facilitate the sales of its products.

Snap-on markets its products and brands through multiple distribution sales channels in more than 130 countries. Snap-on’s largest geographic markets include the United States, the United Kingdom, Canada, Germany, Australia, Japan, France, Sweden, Spain, the Russian Federation, Brazil, China, Italy, the Netherlands, Argentina, Indonesia, Denmark, Norway, Mexico and India. Snap-on reaches its customers through the company’s franchisee, company-direct, distributor and internet channels. Snap-on originated the mobile van tool distribution channel in the automotive repair market.

The company began with the development of the original Snap-on interchangeable socket set in 1920 and subsequently pioneered mobile van tool distribution, where fully stocked vans sell to professional vehicle technicians at their place of business. For many decades, the company was viewed primarily as a hand tool company selling through vans to vehicle technicians. In recent years, Snap-on has defined its value proposition more broadly, extending its reach “beyond the garage” to deliver a broad array of unique solutions that make work easier for serious professionals performing critical tasks. Building upon capabilities already demonstrated in the automotive repair arena, the company’s “coherent growth” strategy focuses on developing and expanding its professional customer base in adjacent markets, additional geographies and other areas, including in critical industries, where the cost and penalties for failure can be high. In addition to its coherent growth strategy, Snap-on is committed to its “Value Creation Processes” – a set of strategic principles and processes designed to create value and employed in the areas of (i) safety; (ii) quality; (iii) customer connection; (iv) innovation; and (v) rapid continuous improvement (“RCI”).

Snap-on’s primary customer segments include: (i) commercial and industrial customers, including professionals in critical industries and emerging markets; (ii) professional vehicle repair technicians who purchase products through the company’s worldwide mobile tool distribution network; and (iii) other professional customers related to vehicle repair, including owners and managers of independent and original equipment manufacturer (“OEM”) dealership service and repair shops. Snap-on’s Financial Services customer segment offers financing options that include (i) loans to franchisees’ customers and Snap-on’s industrial and other customers for the purchase or lease of tools, equipment and diagnostic products on an extended term payment plan; and (ii) business loans and vehicle leases to franchisees.

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving vehicle repair technicians through the company’s worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and OEM dealership service and repair shops, through direct and distributor channels. Financial Services consists of the business operations of Snap-on Credit LLC (“SOC”), the company’s financial services business in the United States, and Snap-on’s other financial services subsidiaries in those international markets where Snap-on has franchise operations. See Note 17 to the Consolidated Financial Statements for information on business segments and foreign operations.

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

Information Available on the Company’s Web Site

Additional information regarding Snap-on and its products is available on the company’s web site at www.snapon.com. Snap-on is not including the information contained on its web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Snap-on’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements on Schedule 14A and Current Reports on Form 8-K, as well as any amendments to those reports, are made available to the public at no charge, other than an investor’s own internet access charges, through the Investor Information section of the company’s web site at www.snapon.com. Snap-on makes such material available on its web site as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). Copies of any materials the company files with the SEC can also be obtained free of charge through the SEC’s web site at www.sec.gov. The SEC’s Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling 1-800-732-0330. In addition, Snap-on’s (i) charters for the Audit, Corporate Governance and Nominating, and Organization and Executive Compensation Committees of the company’s Board of Directors; (ii) Corporate Governance Guidelines; and (iii) Code of Business Conduct and Ethics are available on Snap-on’s web site. Snap-on will also post any amendments to these documents, or information about any waivers granted to directors or executive officers with respect to the Code of Business Conduct and Ethics, on the company’s web site at www.snapon.com.

Products and Services

Tools, Diagnostics and Repair Information, and Equipment

Snap-on offers a broad line of products and complementary services that are grouped into three product categories: (i) tools; (ii) diagnostics and repair information; and (iii) equipment. Further product line information is not presented as it is not practicable to do so. The following table shows the consolidated net sales of these product categories for the last three years:

	Net Sales
(Amounts in millions)	2012	2011	2010
Product Category:
Tools	$1,729.4	$1,667.3	$1,545.1
Diagnostics and repair information	619.8	613.7	563.3
Equipment	588.7	573.2	510.8

	$2,937.9	$2,854.2	$2,619.2

The tools product category includes hand tools, power tools and tool storage products. Hand tools include wrenches, sockets, ratchet wrenches, pliers, screwdrivers, punches and chisels, saws and cutting tools, pruning tools, torque measuring instruments and other similar products. Power tools include cordless (battery), pneumatic (air), hydraulic, and corded (electric) tools, such as impact wrenches, ratchets, chisels, drills, sanders, polishers and similar products. Tool storage includes tool chests, roll cabinets, tool control systems and other similar products. The majority of products are manufactured by Snap-on and, in completing the product offering, other items are purchased from external manufacturers.

The diagnostics and repair information product category includes handheld and PC-based diagnostic products, service and repair information products, diagnostic software solutions, electronic parts catalogs, business management systems and services, point-of-sale systems, integrated systems for vehicle service shops, OEM purchasing facilitation services, and warranty management systems and analytics to help OEM dealership service and repair shops manage and track performance.

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

2012 ANNUAL REPORT	5

Products are marketed under a number of brand names and trademarks, many of which are well known in the vehicle service and industrial markets served. Some of the major trade names and trademarks and the products and services with which they are associated include the following:

Names	Products and Services

Snap-on	Hand tools, power tools, tool storage products (including tool control software and hardware), diagnostics, certain equipment and related accessories, mobile tool stores, web sites, electronic parts catalogs, warranty analytics solutions, business management systems and services, OEM specialty tools and equipment development and distribution, and OEM facilitation services

ATI	Aircraft hand tools and machine tools

BAHCO	Saw blades, cutting tools, pruning tools, hand tools, power tools, tool storage and diagnostics

Blackhawk	Collision repair equipment

Blue-Point	Hand tools, power tools, tool storage units, diagnostics, certain equipment and related accessories

Cartec	Safety testing, brake testers, test lane equipment, dynamometers, suspension testers, emission testers and other equipment

CDI	Torque tools

Fish and Hook	Hand tools and machine tools

Hofmann	Wheel balancers, lifts, tire changers, wheel aligners, brake testers and test lane equipment

Irimo	Saw blades, cutting tools, hand tools, power tools and tool storage

John Bean	Wheel balancers, lifts, tire changers, wheel aligners, brake testers and test lane equipment

Lindström	Hand tools

Mitchell1	Repair and service information, shop management systems and business services

Sandflex	Hacksaw blades, band saws, saw blades, hole saws and reciprocating saw blades

ShopKey	Repair and service information, shop management systems and business services

Sioux	Power tools

Sun	Diagnostics and service equipment

Williams	Hand tools, tool storage, certain equipment and related accessories

Financial Services

Snap-on also generates revenue from various financing activities that include: (i) loans to franchisees’ customers and the company’s industrial and other customers for the purchase or lease of tools, equipment and diagnostic products on an extended term payment plan; and (ii) business loans and vehicle leases to franchisees. The decision to finance through Snap-on or another financing entity is solely at the customer’s election. When assessing customers for potential financing, Snap-on considers various factors including financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.

United States

In the United States, Snap-on offers financing through SOC and provides financing for the majority of new contracts originated by SOC. Financing revenue from new contract originations owned and serviced by SOC is recognized by SOC over the life of the contracts, with interest computed on the average daily balances of the underlying contracts. Prior to July 2009, SOC operated as a financial services joint venture with CIT Group Inc. (“CIT”), in which CIT was the exclusive purchaser of the financing contracts originated by SOC in the United States. For contracts sold to CIT, SOC continues to service the contracts for a servicing fee, with such revenue recognized over the remaining contractual term of the loans.

6	SNAP-ON INCORPORATED

International

Snap-on also offers financing to its franchisees and customer networks through its international finance subsidiaries located in Canada, the United Kingdom, Germany, Australia and Puerto Rico. Snap-on’s international finance subsidiaries own and service the loans originated through their financing programs. Financing revenue from these contracts is recognized over the contractual term of the loans, with interest computed on the average daily balances of the underlying contracts.

Other

Franchise fee revenue, including nominal, non-refundable initial and ongoing monthly fees (primarily for sales and business training, and marketing and product promotion programs), is recognized as the fees are earned. Franchise fee revenue totaled $9.9 million, $8.8 million and $9.0 million in fiscal 2012, 2011 and 2010, respectively.

Sales and Distribution

Snap-on markets and distributes its products and related services principally to professional tool and equipment users around the world. The two largest market sectors are the vehicle service and repair sector and the industrial sector.

Vehicle Service and Repair Sector

The vehicle service and repair sector has three main customer groups: (i) professional technicians who purchase tools, equipment and diagnostic products for themselves; (ii) other professional customers related to vehicle repair, including owners and managers of independent and OEM dealership service and repair shops who purchase tools, equipment and diagnostic products for use by multiple technicians within a service or repair facility; and (iii) OEMs.

Snap-on provides innovative tool, equipment and business solutions, as well as technical sales support and training, designed to meet technicians’ evolving needs. Snap-on’s mobile tool van distribution system offers technicians the convenience of purchasing quality tools at their place of business with minimal disruption of their work routine. Snap-on also provides owners and managers of shops, where technicians work, with tools, diagnostic equipment, repair and service information, including electronic parts catalogs and shop management products. Snap-on’s OEM facilitation business provides OEMs with products and services including tools, consulting and facilitation services, which include product procurement, distribution and administrative support to customers for their dealership equipment programs.

Major challenges in the vehicle service and repair sector include the increasing rate of technological change within motor vehicles, vehicle population growth, vehicle life and the resulting effects on the businesses of both our suppliers and customers due to these changes. Snap-on believes it is a meaningful participant in the market sector for vehicle service and repair.

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

The industrial sector for Snap-on has achieved growth in recent years by providing value-added products and services to an increasingly expanding global base of customers in critical industries, particularly those in the market segments of natural resources, aerospace, government and technical education. Through its experienced and dispersed sales organization, industrial “solutioneers” develop unique and highly valued productivity solutions for customers worldwide that leverage Snap-on’s product, service and development capabilities.

Major challenges in the industrial sector include a highly competitive, cost-conscious environment, and a trend toward customers making many of their tool and equipment purchases through one integrated supplier. Snap-on believes it is a meaningful participant in the market sector for industrial tools and equipment.

2012 ANNUAL REPORT	7

Distribution Channels

Snap-on serves customers primarily through the following channels of distribution: (i) the mobile van channel; (ii) company direct sales; (iii) distributors; and (iv) e-commerce. The following discussion summarizes Snap-on’s general approach for each channel, and is not intended to be all-inclusive.

Mobile Van Channel

In the United States, a significant portion of sales to the vehicle service and repair sector is conducted through Snap-on’s mobile franchise van channel. Snap-on’s franchisees primarily serve vehicle repair technicians and vehicle service shop owners, generally providing weekly contact at the customer’s place of business. Franchisees’ sales are concentrated in hand and power tools, tool storage products and shop equipment, and diagnostic and repair information products, which can easily be transported in a van and demonstrated during a brief sales call. Franchisees purchase Snap-on’s products at a discount from suggested list prices and resell them at prices established by the franchisee. U.S. franchisees are provided a list of places of business that serves as the basis of the franchisee’s sales route.

Snap-on also has offered an option termed the “Gateway Franchise Program” to potential U.S. franchisees, including those that did not meet the standard franchise qualification requirements. Gateway Franchise Program participants have less upfront investment and are provided an initial base level of consigned inventory from Snap-on to assist them in gaining experience and building equity toward the future purchase of a standard franchise. Snap-on also provides certain franchisees the opportunity to add vans to their franchise or to add a limited number of additional franchises. Snap-on charges nominal initial and ongoing monthly franchise fees. Since 1991, written franchise agreements have been entered into with all new U.S. franchisees and most pre-1991 independent franchisees. As of 2012 year end, there were 3,209 vans operated by U.S. franchisees (approximately 97%) with written franchise agreements, or individuals employed by such franchisees, as compared with 3,177 vans (approximately 97%) as of 2011 year end.

In addition to its mobile van channel in the United States, Snap-on has replicated its U.S. franchise van distribution model in certain other countries including Australia, Canada, Germany, Japan, the United Kingdom, the Netherlands, South Africa, New Zealand, Belgium and Ireland. In many of these markets, as in the United States, purchase decisions are generally made or influenced by professional vehicle service technicians as well as shop owners and managers. As of 2012 year end, Snap-on’s worldwide mobile van count was approximately 4,800, including approximately 3,500 vans in the United States.

Through SOC, financing is available to U.S. franchisees, including financing for van and truck leases, working capital loans, and loans to enable new franchisees to fund the purchase of the franchise. In many international markets, Snap-on offers a variety of financing options to its franchisees and/or customer networks through its international finance subsidiaries. The decision to finance through Snap-on or another financing entity is solely at the customer’s election.

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

In the United States, franchisees work closely with DSDs. DSDs train franchisees on the sale of higher-price-point diagnostics and demonstrate and sell vehicle service shop management and information systems. DSDs work independently and with franchisees to identify and generate sales among vehicle service technicians, shop owners and managers. DSDs are Snap-on employees who are compensated through a combination of base salary and commission; a franchisee receives a brokerage fee from certain sales made by the DSDs to the franchisee’s customers. Most products sold through franchisees and DSDs are sold under the Snap-on, Blue-Point and ShopKey brand names.

Snap-on also has a company-owned van program in the United States that is designed to: (i) provide another pool of potential franchisees and field organization personnel; (ii) service customers in select new and/or open routes not currently serviced by franchisees; and (iii) allow Snap-on to pilot new sales and promotional ideas prior to introducing them to franchisees. As of 2012 year end, company-owned vans comprised approximately 5% of the total U.S. van population; Snap-on may elect to increase or reduce the number of company-owned vans in the future.

8	SNAP-ON INCORPORATED

Company Direct Sales

A significant proportion of shop equipment sales in North America under the John Bean, Hofmann and Blackhawk brands, diagnostic products under the Snap-on brand and information products under the Mitchell1 brand are made by direct and independent sales forces that have responsibility for national and other accounts. As the vehicle service and repair sector consolidates (with more business conducted by national chains and franchised service centers), Snap-on believes these larger organizations can be serviced most effectively by sales people who can demonstrate and sell the full line of equipment and diagnostic products and services. Snap-on also sells these products and services directly to OEMs and their franchised dealers.

Snap-on brand tools and equipment are marketed to industrial and governmental customers in the United States through both industrial sales representatives, who are employees, and independent industrial distributors. Outside of the United States, industrial sales are also conducted through other independent distributors. Sales representatives focus on industrial customers whose main purchase criteria are quality and service. As of 2012 year end, Snap-on had industrial sales representatives in the United States (including Puerto Rico), Australia, Canada, Japan, Mexico and various European, Asian, Latin American and Middle Eastern countries, with the United States representing the majority of Snap-on’s total industrial sales.

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

E-commerce

Snap-on’s e-commerce development initiatives allow Snap-on to combine the capabilities of the internet with Snap-on’s existing brand sales and distribution strengths to reach new and under-served customer segments. Snap-on offers current and prospective customers online, around-the-clock access to research and purchase products through its public internet web site at www.snapon.com. The site features an online catalog containing nearly 15,000 products, including Snap-on hand tools, power tools, tool storage units and diagnostic equipment available to consumers and professionals in the United States, the United Kingdom, Canada and Australia. As of 2012 year end, Snap-on had more than 900,000 registered users, including approximately 51,000 industrial accounts. E-commerce and certain other system enhancement initiatives are designed to improve productivity and further leverage the one-on-one relationships and service Snap-on has with its current and prospective customers. Through business-to-business and business-to-consumer capabilities, Snap-on and its franchisees are enhancing communications with customers on a real-time, 24 hour, 7 day a week basis.

Competition

Snap-on competes on the basis of its product quality and performance, product line breadth and depth, service, brand awareness and imagery, technological innovation and availability of financing (through SOC or its international finance subsidiaries). While no single company competes with Snap-on across all of its product lines and distribution channels, various companies compete in one or more product categories and/or distribution channels.

2012 ANNUAL REPORT	9

Snap-on believes it is a leading manufacturer and distributor of professional tools, tool storage, diagnostics, equipment, repair software and solutions, offering a broad line of these products to both vehicle service and industrial marketplaces. Various competitors target and sell to professional technicians in the automotive service and repair sector through the mobile van channel; Snap-on also competes with companies that sell tools and equipment to automotive technicians through retail stores and online, auto parts supply outlets, and tool supply warehouses/distributorships. Within the power tools category and the industrial sector, Snap-on has various other competitors, including companies with offerings that overlap with other areas discussed herein. Major competitors selling diagnostics, shop equipment and information to automotive dealerships and independent repair shops include OEMs and their proprietary electronic parts catalogs, diagnostics and information systems, as well as other companies that offer products serving this sector.

Raw Materials and Purchased Product

Snap-on’s supply of raw materials and purchased components are generally and readily available from numerous suppliers. Snap-on believes it has secured an ample supply of both bar and coil steel for the near future to ensure stable supply to meet material demands. The company does not currently anticipate experiencing any significant impact in 2013 from steel pricing or availability issues.

Patents, Trademarks and Other Intellectual Property

Snap-on vigorously pursues and relies on patent protection to protect its intellectual property and position in its markets. As of 2012 year end, Snap-on and its subsidiaries held over 600 active and pending patents in the United States and over 1,500 active and pending patents outside of the United States. Sales relating to any single patent did not represent a material portion of Snap-on’s revenues in any of the last three years.

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

10	SNAP-ON INCORPORATED

Snap-on believes that it complies with applicable environmental control requirements in its operations. Expenditures on environmental matters through EH & SMS have not had, and Snap-on does not for the foreseeable future expect them to have, a material effect upon Snap-on’s capital expenditures, earnings or competitive position.

Employees

Snap-on employed approximately 11,200 people at the end of January 2013; Snap-on employed approximately 11,500 people at the end of January 2012.

Approximately 2,700 employees, or 24% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. The number of covered union employees whose contracts expire within the next five years approximates 900 employees in 2013; 1,350 employees in 2014; and 50 employees in 2015. There are no contracts currently scheduled to expire in 2016 or 2017. In recent years, Snap-on has not experienced any significant work slow-downs, stoppages or other labor disruptions.

There can be no assurance that these and other future contracts with Snap-on’s unions will be renegotiated upon terms acceptable to Snap-on.

Working Capital

Most of Snap-on’s businesses are not seasonal and their inventory needs are relatively constant. Snap-on did not have a significant backlog of orders at 2012 year end. In recent years, Snap-on has been using its working capital to fund, in part, the growth of the on-book receivables originated by SOC.

Snap-on’s liquidity and capital resources and use of working capital are discussed herein in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of 2012 year end, neither Snap-on nor any of its segments depend on any single customer, small group of customers or government for any material part of its revenues.

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

We, our franchisees and our customers, may continue to be adversely affected by challenging economic conditions, including conditions that may particularly impact specific regions, such as Europe, which approximated 21% of our revenues in 2012. These conditions may result in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business, as well as consumer, spending. We, our franchisees and our customers, and the economy as a whole, also may be affected by future world or local events outside our control, such as acts of terrorism, developments in the war on terrorism, conflicts in international situations and natural disasters. These factors may affect our results of operations by reducing our sales, margins and/or net income as a result of a slowdown in customer orders or order cancellations, impact the availability of raw materials and/or the supply chain, and could potentially lead to future impairment of our intangible assets. In addition, political and social turmoil related to international conflicts and terrorist acts may put pressure on economic conditions abroad. Unstable political, social and economic conditions may make it difficult for our franchisees, customers, suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition, results of operations and cash flows could be negatively affected.

2012 ANNUAL REPORT	11

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

Financial services businesses of all kinds are subject to increasing regulation. In addition to potentially increasing the costs of doing business due to compliance obligations, new laws and regulations, or changes to existing laws and regulations, as well as the enforcement thereof, may affect the relationships between creditors and debtors, inhibit the rights of creditors to collect amounts owed to them, or limit the types of financial products or services offered, any or all of which could have a material adverse effect on our financial condition, results of operations and cash flows.

New and stricter legislation and regulations may affect our business and results of operations.

Increased legislative and regulatory activity and burdens, and a more stringent manner in which they are applied (particularly in the United States), could significantly impact our business and the economy as a whole. For example, the Affordable Care Act (the “ACA”), which was adopted in 2010 and is being phased in over several years, significantly affects the provision of both health care services and benefits in the United States; the ACA may impact our cost of providing our employees and retirees with health insurance and/or benefits, and may also impact various other aspects of our business. The ACA did not have a material impact on our fiscal 2012, 2011 or 2010 financial results; however, we are continuing to assess the impact of the ACA on our health care benefit costs. Also, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) may affect, among other matters, our financial services businesses by requiring changes in the way in which we provide credit or by otherwise increasing the expenses of that operation, as well as the costs related to corporate governance, sourcing compliance, disclosures and general securities law compliance.

These developments, and other potential future legislation and regulations, as well as the increasingly strict regulatory environment, may also adversely affect the customers to which, and the markets into which, we sell our products, and increase our costs and otherwise negatively affect our business, financial condition or results of operations, including in ways that cannot yet be foreseen.

12	SNAP-ON INCORPORATED

The performance of Snap-on’s mobile van tool distribution business depends on the success of its franchisees.

Approximately 41% of our 2012 revenues were generated by the Snap-on Tools Group, which consists of Snap-on’s business operations serving the worldwide van channel. Except in limited circumstances, each of our mobile tool vans is operated by a franchisee pursuant to a franchise agreement. Snap-on’s success is dependent on its relationships with franchisees, individually and collectively, as they are the primary sales and service link between the company and vehicle service and repair technicians, who are an important class of end users for Snap-on’s products and services. If our franchisees are not successful, or if we do not maintain an effective relationship with our franchisees, the delivery of products, the collection of receivables and/or our relationship with end users could be adversely affected and thereby negatively impact our business, financial condition, results of operations and cash flows.

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

We depend upon the availability of credit to operate our business, including the financing of receivables from end-user customers that are originated by our financial services businesses. Our end-user customers, franchisees and suppliers also require access to credit for their businesses. Instability and uncertainty in the credit and financial markets could adversely impact the availability of future financing and the terms on which it might be available to Snap-on, its end-user customers, franchisees and suppliers. Inability to access credit markets, or a deterioration in the terms on which financing might be available, could have an adverse impact on our business, financial condition, results of operations and cash flows.

Increasing our financial leverage could affect our operations and profitability.

The company’s leverage ratio may affect both our availability of additional capital resources as well as our operations in several ways, including:

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

Failure to achieve expected investment returns on pension plan assets, as well as changes in interest rates, could adversely impact our results of operations, financial position and cash flows.

Snap-on sponsors various defined benefit pension plans (the “pension plans”). The assets of the pension plans are broadly diversified in an attempt to mitigate the risk of a large loss. The assets are invested in equity securities, debt securities, real estate and other real assets, hedge funds, other alternative investments and cash. Required funding for the company’s domestic defined benefit pension plans is determined in accordance with guidelines set forth in the federal Employee Retirement Income Security Act (ERISA); foreign defined benefit pension plans are funded in accordance with local statutes or practice. Additional contributions to enhance the funded status of the pension plans can be made at the company’s discretion. However, there can be no assurance that the value of the pension plan assets, or the investment returns on those plan assets, will be sufficient to meet the future benefit obligations of such plans. In addition, during periods of adverse investment market conditions and declining interest rates, the company may be required to make additional cash contributions to the plans that could reduce our financial flexibility.

2012 ANNUAL REPORT	13

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

The company’s pension plan expense is comprised of the following factors: (i) service cost; (ii) interest on projected benefit obligations; (iii) the expected return on plan assets; (iv) the amortization of prior service costs (and credits); (v) the effects of actuarial gains and losses; and (vi) settlement/curtailment costs, when applicable. The accounting for pensions involves the estimation of a number of factors that are highly uncertain. Certain factors, such as the interest cost and the expected return on plan assets, are impacted by changes in market interest rates and the value of plan assets. A significant decrease in market interest rates and a decrease in the fair value of plan assets would increase net pension expense and may adversely affect the company’s future results of operations. See Note 11 to the Consolidated Financial Statements for further information on the company’s pension plans.

Our inability to provide acceptable financing alternatives to end-user customers and franchisees could adversely impact our operating results.

An integral component of our business and profitability is our ability to offer competitive financing alternatives to end-user customers and franchisees. The lack of our ability to obtain capital resources or other financing to support our on-book receivables on terms that we believe are attractive, whether resulting from the state of the financial markets, our own operating performance, or other factors, would negatively affect our operating results and financial condition. Adverse fluctuations in interest rates and/or our ability to provide competitive financing programs for other reasons could also have an adverse impact on our revenue and profitability.

The steps taken to restructure operations, rationalize operating footprint, lower operating expenses and achieve greater efficiencies in the supply chain could disrupt business.

We have taken steps in the past, and expect to take additional steps in 2013, intended to improve customer service and drive further efficiencies and reduce costs, some of which could be disruptive to our business. These actions, collectively across our operating groups, are focused on the following:

•	Continuing to invest in initiatives focused on building a strong sales and operating presence in emerging growth markets;
•	Continuing to enhance service and value to our franchisees and customers;
•

Continuing to implement efficiency and productivity initiatives (collectively “Rapid Continuous Improvement” or “RCI initiatives”) throughout the organization to drive further efficiencies and reduce costs;

•	Continuing on the company’s existing path to improve and transform global manufacturing and the supply chain into a market-demand-based replenishment system with lower costs;
•	Continuing to invest in developing and marketing new, innovative, higher-value-added products and advanced technologies;
•	Extending our products and services into additional and/or adjacent markets or to new customers; and
•	Continuing to provide financing for, and grow our portfolio of, on-book receivables within our financial services businesses.

We believe that by executing on these focus areas, and continuing our commitment to new innovative products and RCI initiatives to drive higher levels of productivity and lower costs, the company and its franchisees may realize stronger growth and profitability. However, failure to succeed in the implementation of any or all of these actions could result in an inability to achieve our financial goals and could be disruptive to the business.

In addition, future reductions to headcount and other cost reduction measures may result in the loss of technical expertise that could adversely affect our research and development efforts as well as our ability to meet product development schedules. Efforts to reduce components of expense could result in the recording of charges for inventory and technology-related write-offs, workforce reduction costs or other charges relating to the consolidation or closure of facilities. If we were to incur a substantial charge to further these efforts, our earnings per share would be adversely affected in such period. If we are unable to effectively manage our cost reduction and restructuring efforts, our business, financial condition, results of operations and cash flows could be negatively affected.

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

We face strong competition in all of our market segments. Price competition in our various industries is intense and pricing pressures from competitors and customers are increasing. In general, as a manufacturer and marketer of premium products and services, the expectations of Snap-on’s customers and its franchisees are high and increasing. Any inability to maintain customer satisfaction could diminish Snap-on’s premium image and reputation and could result in a lessening of our ability to command premium pricing. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase market share or profitability.

Product liability claims and litigation could affect our business, reputation, financial condition, results of operations and cash flows.

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

2012 ANNUAL REPORT	15

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

In association with initiatives to better integrate business units, rationalize operating footprint and improve responsiveness to franchisees and customers, Snap-on is continually replacing and enhancing its global Enterprise Resource Planning (ERP) management information systems. As we integrate, implement and deploy new information technology processes and a common information infrastructure across our global operations, we could experience disruptions in our business that could have an adverse effect on our business, financial condition, results of operations and cash flows.

The recognition of impairment charges on goodwill or other intangible assets would adversely impact our future financial position and results of operations.

We have a substantial amount of goodwill and purchased intangible assets, almost all of which are booked in the Commercial & Industrial and Repair Systems & Information Groups. We are required to perform impairment tests on our goodwill and other intangibles annually or at any time when events occur that could impact the value of our business segments. Our determination of whether impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes in circumstances, such as significant and long-term adverse changes in business climate, including in Europe, adverse actions by regulators, unanticipated competition, the loss of key customers, and/or changes in technology or markets, could require a provision for impairment in a future period that could substantially impact our reported earnings and reduce our consolidated net worth and shareholders’ equity. Should the economic environment in these markets deteriorate, our results of operations and financial position could be materially impacted, including as a result of the effects of potential impairment write-downs of goodwill and/or other intangible assets related to these businesses.

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

Foreign operations are subject to currency exchange, political, economic and other risks that could adversely affect our business, financial condition, results of operations and cash flows.

The reporting currency for Snap-on’s consolidated financial statements is the U.S. dollar. Certain of the company’s assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar. In preparing Snap-on’s Consolidated Financial Statements, those assets, liabilities, expenses and revenues are translated into U.S. dollars at applicable exchange rates. Increases or decreases in exchange rates between the U.S. dollar and other currencies affect the U.S. dollar value of those items, as reflected in the Consolidated Financial Statements. Substantial fluctuations in the value of the U.S. dollar could have a significant impact on the company’s financial condition and results of operations.

Approximately 38% of our revenues in 2012 were generated outside of the United States. Future growth rates and success of our business depends in large part on continued growth in our non-U.S. operations, including growth in emerging markets and critical industries. Numerous risks and uncertainties affect our non-U.S. operations. These risks and uncertainties include political, economic and social instability, such as acts of war, civil disturbance or acts of terrorism, local labor conditions, changes in government policies and regulations, including imposition or increases in withholding and other taxes on remittances and other payments by international subsidiaries, currency instability, transportation delays or interruptions, sovereign debt uncertainties and difficulties in enforcement of contract and intellectual property rights, as well as natural disasters. Should the economic environment in our non-U.S. markets

16	SNAP-ON INCORPORATED

deteriorate from current levels, our results of operations and financial position could be materially impacted, including as a result of the effects of potential impairment write-downs of goodwill and/or other intangible assets related to these businesses.

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

Legal disputes could adversely affect our business, reputation, financial condition, results of operations and cash flows.

From time to time we are subject to legal disputes that are being litigated and/or settled in the ordinary course of business. Disputes or future lawsuits could result in the diversion of management’s time and attention away from business operations. Additionally, negative developments with respect to legal disputes and the costs incurred in defending ourselves could have an adverse impact on the company and its reputation. Adverse outcomes or settlements could also require us to pay damages, potentially in excess of amounts reserved, or incur liability for other remedies that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The inability to successfully defend claims from taxing authorities could adversely affect our financial condition, results of operations and cash flows.

We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those taxing jurisdictions. Due to the subjectivity of tax laws between those jurisdictions, as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from taxing authorities related to these differences could have an adverse impact on our financial condition, results of operations and cash flows.

Compliance with new regulations related to conflict minerals could increase costs and affect the manufacturing and sale of our products.

Pursuant to the Dodd-Frank Act and SEC rules related thereto, public companies are required to disclose the use of tin, tantalum, tungsten and gold (collectively, “conflict minerals”) mined from the Democratic Republic of the Congo and adjoining countries (the “covered countries”) if a conflict mineral(s) is necessary to the functionality of a product manufactured, or contracted to be manufactured, by the company. The rules require us to perform reasonable due diligence to determine if we know or have reason to believe that any of our products contain conflict minerals that may have originated from a covered country. While these rules are currently the subject of a legal challenge, at the current time we believe these new disclosure requirements will require due diligence efforts for Snap-on’s 2013 fiscal year, with the initial disclosure, if applicable, due in May 2014.

Certain products or components we obtain from our suppliers may contain some or all of these materials. Because our global supply chain is complex and can have multiple layers, we may not, as a result of our due diligence procedures, be able to sufficiently verify the origins of the relevant minerals used in our products, which could lead to the need for additional investigation and expense, and ultimately could have a negative impact on our business or reputation. We may

2012 ANNUAL REPORT	17

also encounter challenges to satisfy customers who require that our products be certified as conflict free, which could place us at a competitive disadvantage if we are unable to do so. Implementation of the rules could also affect the sourcing and availability of some of the minerals used in the manufacture of products or components we obtain from our suppliers, including our ability to obtain products or components in sufficient quantities and/or at competitive prices.

As a result, compliance and other costs associated with the implementation of these rules could have a material adverse effect on our business and/or results of operations.

The accounting for certain stock-based compensation awards could adversely affect our results of operations.

Certain stock-based equity awards granted by the company, including stock appreciation rights, are subject to mark-to-market accounting treatment, which requires us to recognize changes in the fair value of these awards each period based on the company’s period-end stock price. Volatility in the company’s stock price, including as a result of macro-economic conditions and other factors beyond our control, could increase or decrease this expense in future periods. Depending on changes in the company’s period-end stock price, the application of mark-to-market accounting on certain of our stock-based compensation awards could have an adverse effect, or favorable benefit, on our financial condition and results of operations in certain periods.

Failure to attract and retain qualified personnel could lead to a loss of revenue and/or profitability.

Snap-on’s success depends, in part, on the efforts and abilities of its senior management team and other key employees. Their skills, experience and industry contacts significantly benefit our operations and administration. The failure to attract and retain members of our senior management team and other key employees could have a negative effect on our operating results. In addition, transitions of important responsibilities to new individuals inherently include the possibility of disruptions to our business and operations, which could negatively affect our business, financial condition, results of operations and cash flows.

We may not successfully integrate businesses we acquire, which could have an adverse impact on our business, financial condition, results of operations and cash flows.

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Snap-on maintains leased and owned manufacturing (including software products), warehouse, distribution, research and development and office facilities throughout the world. Snap-on believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand. Snap-on’s facilities in the United States occupy approximately 3.1 million square feet, of which 78% is owned, including its corporate and general office facility

18	SNAP-ON INCORPORATED

located in Kenosha, Wisconsin. Snap-on’s facilities outside the United States occupy approximately 4.1 million square feet, of which approximately 73% is owned. Certain Snap-on facilities are leased through operating and capital lease agreements. See Note 15 to the Consolidated Financial Statements for information on the company’s operating and capital leases. Snap-on management continually monitors the company’s capacity needs and makes adjustments as dictated by market and other conditions.

The following table provides information about our corporate headquarters and financial services operations, and each of Snap-on’s principal active manufacturing locations and distribution centers (exceeding 50,000 square feet) as of 2012 year end:

Location	Principal Property Use	Owned/Leased	Segment*
U.S. Locations:
Elkmont, Alabama	Manufacturing	Owned	SOT
Conway, Arkansas	Manufacturing	Owned	RS&I
City of Industry, California	Manufacturing	Leased	C&I
Poway, California	Manufacturing and distribution	Leased	RS&I
San Jose, California	Manufacturing and distribution	Leased	RS&I
Columbus, Georgia	Distribution	Owned	C&I
Crystal Lake, Illinois	Distribution	Owned	SOT
Libertyville, Illinois	Financial services	Leased	FS
Algona, Iowa	Manufacturing and distribution	Owned	SOT
Olive Branch, Mississippi	Distribution	Owned	SOT
Carson City, Nevada	Distribution	Owned and leased	SOT
Murphy, North Carolina	Manufacturing and distribution	Owned	C&I
Richfield, Ohio	Manufacturing and distribution	Owned	RS&I
Robesonia, Pennsylvania	Distribution	Owned	SOT
Elizabethton, Tennessee	Manufacturing	Owned	SOT
Kenosha, Wisconsin	Distribution and corporate	Owned	SOT, C&I, RS&I
Milwaukee, Wisconsin	Manufacturing	Owned	SOT

Non-U.S. Locations:
Santo Tome, Argentina	Manufacturing	Owned	C&I
New South Wales, Australia	Distribution and financial services	Leased	SOT, FS
Minsk, Belarus	Manufacturing	Owned	C&I
Santa Bárbara d’Oeste, Brazil	Manufacturing and distribution	Owned	RS&I
Mississauga, Canada	Manufacturing and distribution	Leased	SOT, RS&I
Kunshan, China	Manufacturing	Owned	C&I
Xiaoshan, China	Manufacturing	Owned	C&I
Bramley, England	Manufacturing	Leased	C&I
Kettering, England	Distribution and financial services	Owned	SOT, C&I, FS
Sopron, Hungary	Manufacturing	Owned	RS&I
Correggio, Italy	Manufacturing	Owned	RS&I
Tokyo, Japan	Distribution	Leased	C&I
Helmond, the Netherlands	Distribution	Owned	C&I
Vila do Conde, Portugal	Manufacturing	Owned	C&I
Irun, Spain	Manufacturing	Owned	C&I
Placencia, Spain	Manufacturing	Owned	C&I
Vitoria, Spain	Manufacturing and distribution	Owned	C&I
Bollnäs, Sweden	Manufacturing	Owned	C&I
Edsbyn, Sweden	Manufacturing	Owned	C&I
Lidköping, Sweden	Manufacturing	Owned	C&I
Sandviken, Sweden	Distribution	Leased	C&I

*	Segment abbreviations:

C&I – Commercial & Industrial Group

SOT – Snap-on Tools Group

RS&I – Repair Systems & Information Group

FS – Financial Services

2012 ANNUAL REPORT	19

Item 3: Legal Proceedings

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Snap-on had 58,254,796 shares of common stock outstanding as of 2012 year end. Snap-on’s stock is listed on the New York Stock Exchange under the ticker symbol “SNA.” At February 8, 2013, there were 5,907 registered holders of Snap-on common stock.

The high and low closing prices of Snap-on’s common stock during each quarter for the last two years were as follows:

	Common Stock High/Low Prices
	2012		2011
Quarter	High	Low	High	Low
First	$62.18	$51.12	$61.28	$55.03
Second	64.24	57.63	63.63	55.39
Third	73.43	59.90	64.09	44.40
Fourth	80.03	71.28	56.06	42.45

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Quarterly dividends in 2012 were $0.38 per share in the fourth quarter and $0.34 per share in each of the first three quarters ($1.40 per share for the year). Quarterly dividends in 2011 were $0.34 per share in the fourth quarter and $0.32 per share in each of the first three quarters ($1.30 per share for the year). Quarterly dividends in 2010 were $0.32 per share in the fourth quarter and $0.30 per share in each of the first three quarters ($1.22 per share for the year). Cash dividends paid in 2012, 2011 and 2010 totaled $81.5 million, $76.7 million and $71.3 million, respectively. Snap-on’s Board of Directors (the “Board”) monitors and evaluates the company’s dividend practice quarterly and the Board may elect to increase, decrease or not pay a dividend on Snap-on common stock based upon the company’s financial condition, results of operations, cash requirements and future prospects of Snap-on and other factors deemed relevant by the Board.

See Note 13 to the Consolidated Financial Statements for information on securities authorized for issuance under equity compensation plans.

20	SNAP-ON INCORPORATED

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the fourth quarter of fiscal 2012, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under the plans or programs*
09/30/12 to 10/27/12	–	NA	–	$183.1 million
10/28/12 to 11/24/12	200,000	$76.38	200,000	$171.5 million
11/25/12 to 12/29/12	13,000	$77.93	13,000	$180.9 million

Total/Average	213,000	$76.47	213,000	N/A

*

Subject to further adjustment pursuant to the 1996 Authorization described below, as of December 29, 2012, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board authorizations discussed below is $180.9 million.

•

In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $76.51, $77.83 and $77.34 per share of common stock as of the end of the fiscal 2012 months ended October 27, 2012, November 24, 2012, and December 29, 2012, respectively.

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

2012 ANNUAL REPORT	21

Five-year Stock Performance Graph

The graph below illustrates the cumulative total shareholder return on Snap-on common stock since December 31, 2007, assuming that dividends were reinvested. The graph compares Snap-on’s performance to that of the Standard & Poor’s 500 Stock Index (“S&P 500”) and a Peer Group.

Snap-on Incorporated Total Shareholder Return (1)

Fiscal Year Ended (2)	Snap-on Incorporated	Peer Group (3)	S&P 500
December 31, 2007	$100.00	$100.00	$100.00
December 31, 2008	83.66	66.15	63.00
December 31, 2009	93.20	84.12	79.67
December 31, 2010	128.21	112.02	91.67
December 31, 2011	117.47	109.70	93.61
December 31, 2012	187.26	129.00	108.59

(1)	Assumes $100 was invested on December 31, 2007, and that dividends were reinvested quarterly.
(2)	The company’s fiscal year ends on the Saturday that is on or nearest to December 31 of each year; for ease of calculation, the fiscal year end is assumed to be December 31.
(3)

The Peer Group consists of: Stanley Black & Decker, Inc., Danaher Corporation, Emerson Electric Co., Genuine Parts Company, Newell Rubbermaid Inc., Pentair Ltd., SPX Corporation and W.W. Grainger, Inc. Cooper Industries plc, a former member of the Peer Group, was removed, as it was acquired by a larger, non-comparable company in 2012.

22	SNAP-ON INCORPORATED

Item 6: Selected Financial Data

The selected financial data presented below has been derived from, and should be read in conjunction with, the respective historical consolidated financial statements of the company, including the notes thereto, and “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Five-year Data
(Amounts in millions, except per share data)	2012	2011	2010	2009	2008
Results of Operations
Net sales	$2,937.9	$2,854.2	$2,619.2	$2,362.5	$2,853.3
Gross profit	1,390.0	1,337.9	1,211.1	1,057.6	1,284.6
Operating expenses	980.3	953.7	894.1	824.4	933.1
Operating earnings before financial services	409.7	384.2	317.0	233.2	351.5
Financial services revenue	161.3	124.3	62.3	58.3	81.4
Financial services expenses	54.6	51.4	47.9	40.8	44.1
Financial services – arbitration settlement gain	–	18.0	–	–	–
Operating earnings from financial services	106.7	90.9	14.4	17.5	37.3
Operating earnings	516.4	475.1	331.4	250.7	388.8
Interest expense	55.8	61.2	54.8	47.7	33.8
Earnings before income taxes and equity earnings	460.2	412.9	277.4	205.3	357.8
Income tax expense	148.2	133.7	87.6	62.7	117.8
Earnings before equity earnings	312.0	279.2	189.8	142.6	240.0
Equity earnings, net of tax	2.6	4.6	3.2	1.1	3.6
Net earnings	314.6	283.8	193.0	143.7	243.6
Net earnings attributable to noncontrolling interests	(8.5)	(7.5)	(6.5)	(9.5)	(6.9)
Net earnings attributable to Snap-on Inc.	306.1	276.3	186.5	134.2	236.7

Financial Position
Cash and cash equivalents	$214.5	$185.6	$572.2	$699.4	$115.8
Trade and other accounts receivable – net	497.9	463.5	443.3	414.4	462.2
Finance receivables – net	323.1	277.2	215.3	122.3	37.1
Contract receivables – net	62.7	49.7	45.6	32.9	22.8
Inventories – net	404.2	386.4	329.4	274.7	359.2
Current assets	1,669.0	1,530.7	1,765.5	1,676.1	1,140.7
Property and equipment – net	375.2	352.9	344.0	347.8	327.8
Total assets	3,902.3	3,672.9	3,729.4	3,447.4	2,710.3
Notes payable and current maturities of long-term debt	5.2	16.2	216.0	164.7	12.0
Accounts payable	142.5	124.6	146.1	119.8	126.0
Current liabilities	589.2	583.8	881.1	739.9	547.5
Long-term debt	970.4	967.9	954.8	902.1	503.4
Total debt	975.6	984.1	1,170.8	1,066.8	515.4
Total shareholders’ equity attributable to Snap-on Inc.	1,802.1	1,530.9	1,388.5	1,290.0	1,186.5
Working capital	1,079.8	946.9	884.4	936.2	593.2

Common Share Summary
Average shares outstanding – diluted	58.9	58.7	58.4	57.9	58.1
Net earnings per share attributable to Snap-on Inc.:
Basic	$5.26	$4.75	$3.22	$2.33	$4.12
Diluted	5.20	4.71	3.19	2.32	4.07
Cash dividends paid per share	1.40	1.30	1.22	1.20	1.20
Shareholders’ equity per basic share	30.96	26.30	23.94	22.36	20.63
Fiscal year-end per share price	77.34	50.62	56.58	42.26	41.10

•

Snap-on terminated its financial services joint venture operating agreement with CIT in July 2009 and subsequently purchased CIT’s 50%-ownership interest in SOC for $8.1 million. Since that time, Snap-on has been providing financing for the majority of new contracts originated by SOC. New contracts originated by SOC are reflected as finance and contract receivables on the company’s balance sheet and the company is recording the interest yield on these receivables over the life of the contracts as financial services revenue. Previously, the company recorded gains on contracts sold to CIT as financial services revenue.

2012 ANNUAL REPORT	23

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

Unless otherwise indicated, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “fiscal 2012” or “2012” refer to the fiscal year ended December 29, 2012; references to “fiscal 2011” or “2011” refer to the fiscal year ended December 31, 2011; and references to “fiscal 2010” or “2010” refer to the fiscal year ended January 1, 2011. References in this document to 2012, 2011 and 2010 year end refer to December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

We believe our 2012 operating performance evidences significant and continued progress on our strategic priorities and ongoing benefits from our Snap-on Value Creation Processes – a set of strategic principles and processes designed to create value and employed in the areas of (i) safety; (ii) quality; (iii) customer connection; (iv) innovation; and (v) rapid continuous improvement. Further progress was made in 2012 in strengthening our business model, pursuing geographic and customer diversification and expanding our presence in emerging markets and critical industries. In 2012, we continued to invest in our most important strategic growth initiatives aimed at enhancing the franchisee network, expanding in the vehicle repair garage, extending in critical industries and building in emerging markets. Leveraging capabilities already demonstrated in the automotive repair arena, our “coherent growth” strategy focuses on developing and expanding our professional customer base in both adjacent markets, additional geographies and other areas, including in critical industries, where the cost and penalties for failure can be high.

Our global financial services operations continue to serve a significant strategic role in providing financing options for our franchisees, their customers, and customers in other parts of our business. We expect that our global financial services business, which includes both Snap-on Credit LLC (“SOC”) in the United States and our other international finance subsidiaries, will continue to be a meaningful contributor to our operating earnings.

Net sales of $2,937.9 million in 2012 increased $83.7 million, or 2.9%, from 2011 levels; excluding $46.0 million of unfavorable foreign currency translation, organic (excluding foreign currency translation) sales increased $129.7 million or 4.6%. Operating earnings before financial services of $409.7 million in 2012 were up $25.5 million, or 6.6%, from 2011 levels, reflecting contributions from higher sales and improved operating margins, including as a result of ongoing efficiency and productivity initiatives, as well as benefits from restructuring actions (collectively, “Rapid Continuous Improvement” or “RCI initiatives”). Operating earnings of $516.4 million in 2012 increased $41.3 million, or 8.7%, from operating earnings of $475.1 million last year, which benefited from an $18.0 million arbitration settlement gain from the resolution of a dispute with CIT Group Inc. (“CIT”). In 2012, net earnings attributable to Snap-on Incorporated were $306.1 million, or $5.20 per diluted share. Net earnings attributable to Snap-on Incorporated in 2011 of $276.3 million, or $4.71 per diluted share, included $11.1 million after tax, or $0.19 per diluted share, from the arbitration settlement gain.

In the Commercial & Industrial Group, segment net sales of $1,125.9 million in 2012 increased $0.1 million from 2011 levels. Excluding $23.7 million of unfavorable foreign currency translation, organic sales in 2012 increased $23.8 million, or 2.2%, as higher sales to a wide range of customers in emerging markets and critical industries were partially offset by lower sales in the segment’s European-based hand tools business as a result of ongoing market weakness in that region. Operating earnings of $127.3 million in 2012 increased $3.9 million, or 3.2%, from 2011 levels primarily due to the higher organic sales and continued savings from RCI initiatives, as well as contributions from restructuring initiatives in Europe. In 2012 and 2011, the Commercial & Industrial Group incurred $8.9 million and $5.6 million, respectively, of restructuring costs, primarily intended to improve the segment’s cost structure in Europe.

The Commercial & Industrial Group intends to build on the following strategic priorities in 2013:

•	Continuing to invest in emerging market growth initiatives, including in China, India and Eastern Europe;
•	Increasing market share by expanding our business with existing customers and by reaching new customers in critical industries and other market segments;
•	Continuing to invest in innovation that delivers an ongoing stream of productivity-enhancing solutions; and
•	Continuing to reduce structural and operating costs through RCI and restructuring initiatives.

24	SNAP-ON INCORPORATED

In the Snap-on Tools Group, segment net sales of $1,272.0 million in 2012 increased $118.6 million, or 10.3%, from 2011 levels; excluding $4.1 million of unfavorable foreign currency translation, organic sales in 2012 increased $122.7 million, or 10.7%, reflecting higher sales in both the company’s U.S. and international franchise operations. Operating earnings of $176.4 million in 2012 increased $17.9 million, or 11.3%, from 2011 levels, primarily as a result of higher sales, benefits from sales volume leverage and savings from ongoing RCI and restructuring initiatives, including contributions from the 2011 consolidation of the company’s North American tool storage operations.

The Snap-on Tools Group made considerable progress in 2012 on its fundamental, strategic initiatives to strengthen the group and enhance franchisee profitability. In 2013, the Snap-on Tools Group intends to continue building on the progress made in 2012, with specific initiatives focused on the following:

•	Continuing to improve franchisee productivity, profitability, satisfaction and commercial health;
•	Developing new programs and products to expand market coverage and penetration;
•	Continuing to invest in new product innovation and development; and
•	Increasing operational flexibility in back office support functions, manufacturing and the supply chain through RCI initiatives and investment.

By focusing on these areas, we believe that Snap-on, as well as our franchisees, will have the opportunity to continue to serve more customers more effectively, more profitably and with improved satisfaction.

In the Repair Systems & Information Group, segment net sales of $917.1 million in 2012 decreased $3.5 million, or 0.4%, from 2011 levels; excluding $18.7 million of unfavorable foreign currency translation, organic sales in 2012 increased $15.2 million or 1.7%. The year-over-year organic sales increase primarily reflects higher sales of diagnostics and repair information products to repair shop owners and managers, partially offset by reduced sales of undercar equipment in Europe. Operating earnings of $205.7 million in 2012 increased $21.0 million, or 11.4%, from 2011 levels, primarily due to savings from ongoing RCI initiatives.

The Repair Systems & Information Group intends to focus on the following strategic priorities in 2013:

•	Continuing software and hardware upgrades;
•	Expanding product range with new products and services;
•	Leveraging integration of software solutions;
•	Continuing productivity advancements through RCI initiatives and leveraging of resources; and
•	Increasing penetration in geographic markets, including emerging markets.

Financial Services revenue was $161.3 million in 2012 and $124.3 million in 2011; originations of $677.1 million in 2012 increased $71.0 million, or 11.7%, from 2011 levels. Snap-on has steadily grown its on-book finance portfolio and provides financing for the majority of new loans originated by both SOC and the company’s international finance subsidiaries. As a result, operating earnings from financial services of $106.7 million in 2012 increased $15.8 million from $90.9 million last year, which included an $18.0 million gain from the 2011 arbitration settlement with CIT.

Financial Services intends to focus on the following strategic priorities in 2013:

•	Delivering financial products and services that attract and sustain profitable franchisees and support Snap-on’s strategies for expanding market coverage and penetration;
•	Improving our productivity levels and ensuring high quality in all of our financial products and processes through the use of RCI initiatives; and
•	Maintaining healthy portfolio performance levels.

2012 ANNUAL REPORT	25

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows

Net cash provided by operating activities was $329.3 million in 2012 as compared to $128.5 million in 2011. Net cash provided by operating activities of $128.5 million in 2011 included the return of $89.8 million of cash withheld from CIT following the settlement of a dispute. In 2011, Snap-on recorded an $18.0 million pretax arbitration settlement gain and paid $89.8 million of cash to CIT representing $107.8 million of cash previously withheld net of the $18.0 million settlement. See Note 15 to the Consolidated Financial Statements for information on the arbitration settlement.

Net cash used by investing activities of $173.1 million in 2012 included additions to, and collections of, finance receivables of $569.6 million and $445.5 million, respectively, as well as $27.0 million of proceeds from the sale of a non-strategic equity investment at book value (i.e., no gain or loss on sale). Capital expenditures in 2012 of $79.4 million reflects continued investments related to the company’s execution of its Value Creation Processes around safety, quality, customer connection, innovation and rapid continuous improvement. Capital expenditures in 2012 also included continued spending to support the company’s strategic growth initiatives, including the expansion of manufacturing capabilities in emerging growth markets, as well as in the United States.

Net cash used by financing activities of $127.0 million in 2012 included $81.5 million for dividend payments to shareholders and $78.1 million for the repurchase of 1,180,000 shares of Snap-on’s common stock. These uses of cash were partially offset by $46.8 million of proceeds from stock purchase and option plan exercises. Net cash used by financing activities of $293.7 million in 2011 included the August 2011 repayment of $200 million of unsecured notes upon maturity with available cash.

26	SNAP-ON INCORPORATED

Results of Operations

2012 vs. 2011

Results of operations for 2012 and 2011 are as follows:

(Amounts in millions)	2012		2011		Change
Net sales	$2,937.9	100.0%	$2,854.2	100.0%	$83.7	2.9%
Cost of goods sold	(1,547.9)	-52.7%	(1,516.3)	-53.1%	(31.6)	-2.1%

Gross profit	1,390.0	47.3%	1,337.9	46.9%	52.1	3.9%
Operating expenses	(980.3)	-33.4%	(953.7)	-33.4%	(26.6)	-2.8%

Operating earnings before financial services	409.7	13.9%	384.2	13.5%	25.5	6.6%
Financial services revenue	161.3	100.0%	124.3	100.0%	37.0	29.8%
Financial services expenses	(54.6)	-33.8%	(51.4)	-41.4%	(3.2)	-6.2%

Operating earnings from financial services before arbitration settlement	106.7	66.2%	72.9	58.6%	33.8	46.4%
Arbitration settlement	–	–	18.0	14.5%	(18.0)	NM

Operating earnings from financial services	106.7	66.2%	90.9	73.1%	15.8	17.4%

Operating earnings	516.4	16.7%	475.1	16.0%	41.3	8.7%
Interest expense	(55.8)	-1.8%	(61.2)	-2.1%	5.4	8.8%
Other income (expense) – net	(0.4)	–	(1.0)	–	0.6	60.0%

Earnings before income taxes and equity earnings	460.2	14.9%	412.9	13.9%	47.3	11.5%
Income tax expense	(148.2)	-4.8%	(133.7)	-4.5%	(14.5)	-10.8%

Earnings before equity earnings	312.0	10.1%	279.2	9.4%	32.8	11.7%
Equity earnings, net of tax	2.6	0.1%	4.6	0.1%	(2.0)	-43.5%

Net earnings	314.6	10.2%	283.8	9.5%	30.8	10.9%
Net earnings attributable to noncontrolling interests	(8.5)	-0.3%	(7.5)	-0.2%	(1.0)	-13.3%

Net earnings attributable to Snap-on Inc.	$306.1	9.9%	$276.3	9.3%	$29.8	10.8%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $2,937.9 million in 2012 increased $83.7 million, or 2.9%, from 2011 levels; excluding $46.0 million of unfavorable foreign currency translation, organic sales increased $129.7 million or 4.6%. Snap-on has significant international operations and is subject to risks inherent with foreign operations, including foreign currency translation fluctuations.

Gross profit of $1,390.0 million in 2012 increased $52.1 million as compared to $1,337.9 million last year, and gross margin (gross profit as a percentage of net sales) of 47.3% in 2012 improved 40 basis points (100 basis points equals 1.0 percent) from 46.9% last year. The year-over-year improvement in gross margin primarily reflects savings from ongoing RCI initiatives partially offset by $3.3 million of higher restructuring costs. Gross profit in 2012 reflects $10.9 million of restructuring costs, including $6.8 million for the settlement of a pension plan following the 2011 closure of the company’s former Newmarket, Canada, facility; restructuring costs in 2011 totaled $7.6 million.

2012 ANNUAL REPORT	27

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating expenses of $980.3 million in 2012 increased $26.6 million as compared to $953.7 million last year. As a result of year-over-year changes in the company’s year-end stock price, operating expenses in 2012 included $14.7 million of stock-based (“mark-to-market”) expense; operating expenses in 2011 included $1.0 million of mark-to-market expense. Restructuring costs included in operating expenses totaled $5.6 million and $4.6 million in 2012 and 2011, respectively. The operating expense margin (operating expenses as a percentage of sales) of 33.4% in 2012 was unchanged from 2011 as benefits from sales volume leverage and savings from ongoing RCI initiatives were offset by higher mark-to-market and other expenses.

Operating earnings before financial services of $409.7 million in 2012 increased $25.5 million from 2011 levels despite $13.7 million of higher mark-to-market expense. As a percentage of sales, operating earnings before financial services of 13.9% in 2012, which includes an adverse 50 basis point impact from the higher mark-to-market expense, improved 40 basis points from 13.5% last year.

In May 2011, Snap-on and CIT reached an amicable settlement of their respective claims relating to payments during the course of their SOC financial services joint venture and, in the second quarter of 2011, Snap-on recorded an $18.0 million pretax ($11.1 million after tax, or $0.19 per diluted share) arbitration settlement gain. The $18.0 million arbitration settlement gain is included in “Operating earnings from financial services” on the accompanying Consolidated Statement of Earnings for 2011.

Financial services operating earnings of $106.7 million on revenue of $161.3 million in 2012 compares with operating earnings (before arbitration settlement) of $72.9 million on revenue of $124.3 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect the growth in the company’s on-book finance portfolio. In 2011, operating earnings from financial services, including the $18.0 million arbitration settlement gain, was $90.9 million.

Operating earnings – The following non-GAAP financial data is being provided as management believes that the non-GAAP measures, which exclude last year’s $18.0 million arbitration settlement gain, provide a more meaningful comparison of the company’s year-over-year operating performance.

(Amounts in millions)	2012		2011		Change
Operating earnings:
As reported	$516.4	16.7%	$475.1	16.0%	$41.3	8.7%
Less: Arbitration settlement gain	–	–	(18.0)	-0.7%	18.0	NM

Excluding arbitration settlement gain	$516.4	16.7%	$457.1	15.3%	$59.3	13.0%

NM: Not meaningful

Percentage Disclosure: Calculated as a percentage of the sum of Net sales and Financial services revenue.

Operating earnings of $516.4 million in 2012 increased $59.3 million, or 13.0%, as compared with operating earnings of $457.1 million, excluding last year’s $18.0 million arbitration settlement gain. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 16.7% in 2012 improved 140 basis points from 15.3% (excluding the arbitration settlement gain) last year. Operating earnings in 2011, including the $18.0 million arbitration settlement gain, were $475.1 million.

Interest expense of $55.8 million in 2012 decreased $5.4 million from $61.2 million last year primarily due to lower average debt levels. See Note 9 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was expense of $0.4 million in 2012 and $1.0 million in 2011. Other income (expense) – net primarily includes interest income and hedging and currency exchange rate transaction gains and losses. See Note 16 to the Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 32.8% in 2012 and 33.0% in 2011. See Note 8 to the Consolidated Financial Statements for further information on income taxes.

28	SNAP-ON INCORPORATED

Net earnings attributable to Snap-on in 2012 were $306.1 million or $5.20 per diluted share. Net earnings attributable to Snap-on in 2011 of $276.3 million, or $4.71 per diluted share, included an $11.1 million after-tax gain, or $0.19 per diluted share, from the arbitration settlement with CIT.

Exit and Disposal Activities

Snap-on recorded costs of $16.5 million for exit and disposal activities in 2012 as compared to $12.2 million of such costs in 2011. See Note 7 to the Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving automotive service technicians through the company’s worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and original equipment manufacturer (“OEM”) dealership service and repair shops, through direct and distributor channels. Financial Services consists of the business operations of Snap-on’s finance subsidiaries.

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

Commercial & Industrial Group

(Amounts in millions)	2012		2011		Change
External net sales	$940.6	83.5%	$955.9	84.9%	$(15.3)	-1.6%
Intersegment net sales	185.3	16.5%	169.9	15.1%	15.4	9.1%

Segment net sales	1,125.9	100.0%	1,125.8	100.0%	0.1	NM
Cost of goods sold	(710.9)	-63.1%	(710.6)	-63.1%	(0.3)	NM

Gross profit	415.0	36.9%	415.2	36.9%	(0.2)	NM
Operating expenses	(287.7)	-25.6%	(291.8)	-25.9%	4.1	1.4%

Segment operating earnings	$127.3	11.3%	$123.4	11.0%	$3.9	3.2%

NM: Not meaningful

Segment net sales of $1,125.9 million in 2012 increased $0.1 million from 2011 levels; excluding $23.7 million of unfavorable foreign currency translation, organic sales increased $23.8 million or 2.2%. The higher year-over-year organic sales primarily reflects a mid single-digit sales increase to customers in critical industries and a double-digit sales gain in the emerging markets of Asia. These increases were partially offset by a mid single-digit sales decline in the segment’s European-based hand tools business as a result of continued market weakness in that region.

Segment gross profit of $415.0 million in 2012 compared with $415.2 million last year, and gross margin of 36.9% in 2012 was unchanged from 2011. Gross profit in 2012 and 2011 reflects restructuring costs of $3.6 million and $2.9 million, respectively, primarily to improve the segment’s cost structure in Europe.

Segment operating expenses of $287.7 million in 2012 decreased $4.1 million from 2011 levels. The operating expense margin of 25.6% in 2012 improved 30 basis points from 25.9% last year primarily due to benefits from organic sales volume leverage and savings from ongoing RCI initiatives, partially offset by higher restructuring costs in Europe. Restructuring costs included in operating expenses were $5.3 million and $2.7 million in 2012 and 2011, respectively.

2012 ANNUAL REPORT	29

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As a result of these factors, segment operating earnings of $127.3 million in 2012, including $3.3 million of higher year-over-year restructuring costs, increased $3.9 million, or 3.2%, from 2011 levels; favorable foreign currency effects in 2012 contributed $3.9 million. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 11.3% in 2012 increased 30 basis points from 11.0% last year.

Snap-on Tools Group

(Amounts in millions)	2012		2011		Change
Segment net sales	$1,272.0	100.0%	$1,153.4	100.0%	$118.6	10.3%
Cost of goods sold	(728.9)	-57.3%	(647.0)	-56.1%	(81.9)	-12.7%

Gross profit	543.1	42.7%	506.4	43.9%	36.7	7.2%
Operating expenses	(366.7)	-28.8%	(347.9)	-30.2%	(18.8)	-5.4%

Segment operating earnings	$176.4	13.9%	$158.5	13.7%	$17.9	11.3%

Segment net sales of $1,272.0 million in 2012 increased $118.6 million, or 10.3%, from 2011 levels. Excluding $4.1 million of unfavorable foreign currency translation, organic sales increased $122.7 million, or 10.7%, reflecting a double-digit sales increase in the company’s U.S. franchise operations and a mid single-digit sales increase in the company’s international franchise operations.

Segment gross profit of $543.1 million in 2012 increased $36.7 million from 2011 levels. Gross margin of 42.7% in 2012 decreased 120 basis points from 43.9% last year primarily due to increased promotional programs associated with sales gains, and higher restructuring costs. Gross profit in 2012 reflects $7.1 million of restructuring costs, including $6.8 million for the settlement of a pension plan following the 2011 closure of the company’s former Newmarket, Canada, facility; restructuring costs in 2011 totaled $3.7 million.

Segment operating expenses of $366.7 million in 2012 increased $18.8 million from 2011 levels primarily due to higher volume-related and other expenses, partially offset by savings from ongoing RCI initiatives. Restructuring costs included in operating expenses were $0.1 million and $0.6 million in 2012 and 2011, respectively. The operating expense margin of 28.8% in 2012 improved 140 basis points from 30.2% last year primarily due to benefits from sales volume leverage and contributions from ongoing RCI initiatives.

As a result of these factors, segment operating earnings of $176.4 million in 2012, including $2.0 million of unfavorable foreign currency effects, increased $17.9 million, or 11.3%, from 2011 levels. Operating margin for the Snap-on Tools Group of 13.9% in 2012 improved 20 basis points from 13.7% last year.

Repair Systems & Information Group

(Amounts in millions)	2012		2011		Change
External net sales	$725.3	79.1%	$744.9	80.9%	$(19.6)	-2.6%
Intersegment net sales	191.8	20.9%	175.7	19.1%	16.1	9.2%

Segment net sales	917.1	100.0%	920.6	100.0%	(3.5)	-0.4%
Cost of goods sold	(485.2)	-52.9%	(504.3)	-54.8%	19.1	3.8%

Gross profit	431.9	47.1%	416.3	45.2%	15.6	3.7%
Operating expenses	(226.2)	-24.7%	(231.6)	-25.1%	5.4	2.3%

Segment operating earnings	$205.7	22.4%	$184.7	20.1%	$21.0	11.4%

Segment net sales of $917.1 million in 2012 decreased $3.5 million, or 0.4%, from 2011 levels. Excluding $18.7 million of unfavorable foreign currency translation, organic sales increased $15.2 million, or 1.7%, primarily due to a mid single-digit increase in sales of diagnostics and repair information products, partially offset by a mid single-digit decline in undercar equipment sales in Europe.

Segment gross profit of $431.9 million in 2012 increased $15.6 million from 2011 levels. Gross margin in 2012 of 47.1% improved 190 basis points from 45.2% last year primarily due to a more favorable sales mix that included higher sales of diagnostics and repair information products as well as savings from ongoing RCI initiatives. Gross profit in 2012 and 2011 reflects restructuring costs of $0.2 million and $1.0 million, respectively.

30	SNAP-ON INCORPORATED

Segment operating expenses of $226.2 million in 2012 decreased $5.4 million from 2011 levels and the operating expense margin of 24.7% improved 40 basis points from 25.1% last year primarily due to contributions from ongoing RCI initiatives. Restructuring costs included in operating expenses were $0.2 million and $1.1 million in 2012 and 2011, respectively.

As a result of these factors, segment operating earnings of $205.7 million in 2012, including $3.1 million of unfavorable foreign currency effects, increased $21.0 million, or 11.4%, from 2011 levels. Operating margin for the Repair Systems & Information Group of 22.4% in 2012 increased 230 basis points from 20.1% last year.

Financial Services

(Amounts in millions)	2012		2011		Change
Financial services revenue	$161.3	100.0%	$124.3	100.0%	$37.0	29.8%
Financial services expenses	(54.6)	-33.8%	(51.4)	-41.4%	(3.2)	-6.2%

Segment operating earnings before arbitration settlement	106.7	66.2%	72.9	58.6%	33.8	46.4%
Arbitration settlement	–	–	18.0	14.5%	(18.0)	NM

Segment operating earnings	$106.7	66.2%	$90.9	73.1%	$15.8	17.4%

NM: Not meaningful

Financial services operating earnings of $106.7 million on revenue of $161.3 million in 2012 compares with operating earnings (before arbitration settlement) of $72.9 million on revenue of $124.3 million last year. Financial services operating earnings, including the $18.0 million arbitration settlement gain discussed above, were $90.9 million in 2011. The year-over-year increases in both revenue and operating earnings primarily reflect the growth in the company’s on-book finance portfolio. Originations of $677.1 million in 2012 increased $71.0 million, or 11.7%, from 2011 levels. See Notes 1 and 15 to the Consolidated Financial Statements for further information on SOC.

Financial services expenses of $54.6 million and $51.4 million in 2012 and 2011, respectively, primarily include personnel-related and other general and administrative costs necessary to support the portfolios of receivables owned by Snap-on and by CIT (collectively, the “serviced portfolio”). These expenses are generally more dependent on the change in size of the serviced portfolio than they are on the revenue of this segment. Financial services expenses also include doubtful accounts provisions for the finance and contract receivables owned by Snap-on. As a percentage of the average serviced portfolio, financial services expenses were 5.1% in both years.

Corporate

Snap-on’s general corporate expenses of $99.7 million in 2012 increased $17.3 million from $82.4 million last year primarily due to $13.7 million of higher mark-to-market expense. As a result of changes in the company’s year-end stock price, corporate expenses in 2012 included $14.7 million of mark-to-market expense, while corporate expenses in 2011 included $1.0 million of such expense.

2012 ANNUAL REPORT	31

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fourth Quarter

Results of operations for the fourth quarters of 2012 and 2011 are as follows:

	Fourth Quarter
(Amounts in millions)	2012		2011		Change
Net sales	$753.2	100.0%	$736.6	100.0%	$16.6	2.3%
Cost of goods sold	(401.2)	-53.3%	(400.8)	-54.4%	(0.4)	-0.1%

Gross profit	352.0	46.7%	335.8	45.6%	16.2	4.8%
Operating expenses	(240.6)	-31.9%	(232.0)	-31.5%	(8.6)	-3.7%

Operating earnings before financial services	111.4	14.8%	103.8	14.1%	7.6	7.3%

Financial services revenue	42.9	100.0%	35.5	100.0%	7.4	20.8%
Financial services expenses	(13.6)	-31.7%	(13.4)	-37.7%	(0.2)	-1.5%

Operating earnings from financial services	29.3	68.3%	22.1	62.3%	7.2	32.6%

Operating earnings	140.7	17.7%	125.9	16.3%	14.8	11.8%
Interest expense	(14.4)	-1.8%	(13.5)	-1.8%	(0.9)	-6.7%
Other income (expense) – net	0.1	–	(1.0)	-0.1%	1.1	NM

Earnings before income taxes and equity earnings	126.4	15.9%	111.4	14.4%	15.0	13.5%
Income tax expense	(39.8)	-5.0%	(36.2)	-4.7%	(3.6)	-9.9%

Earnings before equity earnings	86.6	10.9%	75.2	9.7%	11.4	15.2%
Equity earnings, net of tax	0.1	–	0.9	0.1%	(0.8)	NM

Net earnings	86.7	10.9%	76.1	9.8%	10.6	13.9%
Net earnings attributable to noncontrolling interests	(2.1)	-0.3%	(1.8)	-0.2%	(0.3)	-16.7%

Net earnings attributable to Snap-on Inc.	$84.6	10.6%	$74.3	9.6%	$10.3	13.9%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $753.2 million in the fourth quarter of 2012 increased $16.6 million, or 2.3%, from 2011 levels; excluding $1.9 million of unfavorable foreign currency translation, organic sales increased $18.5 million or 2.5%.

Gross profit of $352.0 million in the fourth quarter of 2012 increased $16.2 million as compared to $335.8 million last year, and gross margin of 46.7% in the quarter improved 110 basis points from 45.6% last year. The year-over-year improvement in gross margin primarily reflects savings from ongoing RCI initiatives and lower restructuring costs. No restructuring costs were incurred in the fourth quarter of 2012; gross profit in the fourth quarter of 2011 included $3.9 million of restructuring costs.

Operating expenses of $240.6 million in the fourth quarter of 2012 increased $8.6 million as compared to $232.0 million last year, primarily due to higher volume-related and other expenses. No restructuring costs were incurred in the fourth quarter of 2012; restructuring costs included in operating expenses totaled $0.5 million in the fourth quarter of 2011. The fourth-quarter 2012 operating expense margin of 31.9% increased 40 basis points from 31.5% last year.

Operating earnings before financial services of $111.4 million in the fourth quarter of 2012 increased $7.6 million from 2011 levels. As a percentage of sales, operating earnings before financial services of 14.8% in the quarter increased 70 basis points from 14.1% last year.

32	SNAP-ON INCORPORATED

Financial services operating earnings of $29.3 million on revenue of $42.9 million in the fourth quarter of 2012 compares with operating earnings of $22.1 million on revenue of $35.5 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect the growth in the company’s on-book finance portfolio.

Operating earnings of $140.7 million in the fourth quarter of 2012 increased $14.8 million, or 11.8%, as compared with operating earnings of $125.9 million last year. As a percentage of revenues, operating earnings of 17.7% in the fourth quarter of 2012 improved 140 basis points from 16.3% last year.

Interest expense of $14.4 million in the fourth quarter of 2012 compared with interest expense of $13.5 million last year. See Note 9 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was income of $0.1 million in the fourth quarter of 2012 as compared to expense of $1.0 million last year. See Note 16 to the Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 32.0% in the fourth quarter of 2012 and 33.0% in the fourth quarter of 2011. See Note 8 to the Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on of $84.6 million, or $1.43 per diluted share, in the fourth quarter of 2012 compared with net earnings attributable to Snap-on of $74.3 million, or $1.27 per diluted share, in the fourth quarter of 2011.

Segment Results

Commercial & Industrial Group

	Fourth Quarter
(Amounts in millions)	2012		2011		Change
External net sales	$236.8	85.9%	$250.8	84.9%	$(14.0)	-5.6%
Intersegment net sales	38.8	14.1%	44.6	15.1%	(5.8)	-13.0%

Segment net sales	275.6	100.0%	295.4	100.0%	(19.8)	-6.7%
Cost of goods sold	(170.6)	-61.9%	(189.0)	-64.0%	18.4	9.7%

Gross profit	105.0	38.1%	106.4	36.0%	(1.4)	-1.3%
Operating expenses	(73.1)	-26.5%	(73.4)	-24.8%	0.3	0.4%

Segment operating earnings	$31.9	11.6%	$33.0	11.2%	$(1.1)	-3.3%

Segment net sales of $275.6 million in the fourth quarter of 2012 decreased $19.8 million, or 6.7%, from 2011 levels; excluding $1.7 million of unfavorable currency translation, organic sales decreased $18.1 million or 6.2%. The lower year-over-year organic sales includes double-digit declines in sales to the military and in the segment’s European-based hand tools business as a result of continued economic weakness in that region. These decreases were partially offset by sales gains in other critical industries, as well as a double-digit sales gain to customers in the emerging markets of Asia.

Segment gross profit of $105.0 million in the fourth quarter of 2012 decreased $1.4 million from 2011 levels. Gross margin of 38.1% in the quarter improved 210 basis points from 36.0% last year primarily due to lower restructuring costs as well as savings from ongoing RCI initiatives, particularly in Europe. No restructuring costs were incurred in the fourth quarter of 2012; gross profit in the fourth quarter of 2011 included $2.5 million of restructuring costs.

Segment operating expenses of $73.1 million in the fourth quarter of 2012 decreased $0.3 million from 2011 levels. The operating expense margin of 26.5% in the quarter increased 170 basis points from 24.8% last year primarily as a result of the lower sales.

As a result of these factors, segment operating earnings of $31.9 million in the fourth quarter of 2012, including $1.2 million of favorable foreign currency effects, decreased $1.1 million, or 3.3%, from 2011 levels. Operating margin for the Commercial & Industrial Group of 11.6% in the fourth quarter of 2012 improved 40 basis points from 11.2% last year.

2012 ANNUAL REPORT	33

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Snap-on Tools Group

	Fourth Quarter
(Amounts in millions)	2012		2011		Change
Segment net sales	$321.6	100.0%	$292.8	100.0%	$28.8	9.8%
Cost of goods sold	(185.8)	-57.8%	(168.9)	-57.7%	(16.9)	-10.0%

Gross profit	135.8	42.2%	123.9	42.3%	11.9	9.6%
Operating expenses	(90.2)	-28.0%	(84.3)	-28.8%	(5.9)	-7.0%

Segment operating earnings	$45.6	14.2%	$39.6	13.5%	$6.0	15.2%

Segment net sales of $321.6 million in the fourth quarter of 2012 increased $28.8 million, or 9.8%, from 2011 levels. Excluding $1.4 million of favorable foreign currency translation, organic sales increased $27.4 million, or 9.3%, reflecting high single-digit sales increases across both the company’s U.S. and international franchise operations.

Segment gross profit of $135.8 million in the fourth quarter of 2012 increased $11.9 million from 2011 levels. Gross margin of 42.2% in the quarter compared with 42.3% last year. No restructuring costs were incurred in the fourth quarter of 2012; gross profit in the fourth quarter of 2011 included $0.3 million of restructuring costs.

Segment operating expenses of $90.2 million in the fourth quarter of 2012 increased $5.9 million from 2011 levels primarily due to higher volume-related and other expenses. The operating expense margin of 28.0% in the quarter improved 80 basis points from 28.8% last year primarily due to benefits from sales volume leverage.

As a result of these factors, segment operating earnings of $45.6 million in the fourth quarter of 2012, including $1.2 million of unfavorable foreign currency effects, increased $6.0 million, or 15.2%, from 2011 levels. Operating margin for the Snap-on Tools Group of 14.2% in the fourth quarter of 2012 increased 70 basis points from 13.5% last year.

Repair Systems & Information Group

	Fourth Quarter
(Amounts in millions)	2012		2011		Change
External net sales	$194.8	80.6%	$193.0	81.6%	$1.8	0.9%
Intersegment net sales	46.8	19.4%	43.5	18.4%	3.3	7.6%

Segment net sales	241.6	100.0%	236.5	100.0%	5.1	2.2%
Cost of goods sold	(130.4)	-54.0%	(131.0)	-55.4%	0.6	0.5%

Gross profit	111.2	46.0%	105.5	44.6%	5.7	5.4%
Operating expenses	(55.8)	-23.1%	(56.3)	-23.8%	0.5	0.9%

Segment operating earnings	$55.4	22.9%	$49.2	20.8%	$6.2	12.6%

Segment net sales of $241.6 million in the fourth quarter of 2012 increased $5.1 million, or 2.2%, from 2011 levels. Excluding $1.6 million of unfavorable foreign currency translation, organic sales increased $6.7 million, or 2.9%, including low single-digit gains in both sales of diagnostics and repair information products to repair shop owners and managers and sales to OEM dealerships.

Segment gross profit of $111.2 million in the fourth quarter of 2012 increased $5.7 million from 2011 levels. Gross margin of 46.0% in the fourth quarter of 2012 improved 140 basis points from 44.6% last year primarily due to savings from ongoing RCI initiatives and lower restructuring costs. No restructuring costs were incurred in the fourth quarter of 2012; gross profit in the fourth quarter of 2011 included $1.1 million of restructuring costs.

Segment operating expenses of $55.8 million in the fourth quarter of 2012 decreased $0.5 million from 2011 levels. The operating expense margin of 23.1% in the quarter improved 70 basis points from 23.8% last year primarily due to benefits from sales volume leverage and contributions from ongoing RCI initiatives. No restructuring costs were incurred in the fourth quarter of 2012; restructuring costs included in operating expenses totaled $0.5 million in the fourth quarter of 2011.

34	SNAP-ON INCORPORATED

As a result of these factors, segment operating earnings of $55.4 million in the fourth quarter of 2012, including $0.5 million of unfavorable foreign currency effects, increased $6.2 million, or 12.6%, from 2011 levels. Operating margin for the Repair Systems & Information Group of 22.9% in the fourth quarter of 2012 increased 210 basis points from 20.8% last year.

Financial Services

	Fourth Quarter
(Amounts in millions)	2012		2011		Change
Financial services revenue	$42.9	100.0%	$35.5	100.0%	$7.4	20.8%
Financial services expenses	(13.6)	-31.7%	(13.4)	-37.7%	(0.2)	-1.5%

Segment operating earnings	$29.3	68.3%	$22.1	62.3%	$7.2	32.6%

Financial services operating earnings of $29.3 million on revenue of $42.9 million in the fourth quarter of 2012 compares with operating earnings of $22.1 million on revenue of $35.5 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect the growth in the company’s on-book finance portfolio. Originations of $165.6 million in the fourth quarter of 2012 increased $10.8 million, or 7.0%, from the prior year.

Financial services expenses of $13.6 million and $13.4 million in the fourth quarters of 2012 and 2011, respectively, primarily include personnel-related and other general and administrative costs necessary to support the serviced portfolio. These expenses are generally more dependent on the change in size of the serviced portfolio than they are on the revenue of this segment. Financial services expenses also include doubtful accounts provisions for the finance and contract receivables owned by Snap-on. As a percentage of the average serviced portfolio, financial services expenses were 1.2% and 1.3% in the fourth quarters of 2012 and 2011, respectively.

Corporate

Snap-on’s general corporate expenses of $21.5 million in the fourth quarter of 2012 compared with expenses of $18.0 million last year.

2012 ANNUAL REPORT	35

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

2011 vs. 2010

Results of operations for 2011 and 2010 are as follows:

(Amounts in millions)	2011		2010		Change
Net sales	$2,854.2	100.0%	$2,619.2	100.0%	$235.0	9.0%
Cost of goods sold	(1,516.3)	-53.1%	(1,408.1)	-53.8%	(108.2)	-7.7%

Gross profit	1,337.9	46.9%	1,211.1	46.2%	126.8	10.5%
Operating expenses	(953.7)	-33.4%	(894.1)	-34.1%	(59.6)	-6.7%

Operating earnings before financial services	384.2	13.5%	317.0	12.1%	67.2	21.2%

Financial services revenue	124.3	100.0%	62.3	100.0%	62.0	99.5%
Financial services expenses	(51.4)	-41.4%	(47.9)	-76.9%	(3.5)	-7.3%

Operating earnings from financial services before arbitration settlement	72.9	58.6%	14.4	23.1%	58.5	NM
Arbitration settlement	18.0	14.5%	–	–	18.0	NM

Operating earnings from financial services	90.9	73.1%	14.4	23.1%	76.5	NM

Operating earnings	475.1	16.0%	331.4	12.4%	143.7	43.4%
Interest expense	(61.2)	-2.1%	(54.8)	-2.0%	(6.4)	-11.7%
Other income (expense) – net	(1.0)	–	0.8	–	(1.8)	NM

Earnings before income taxes and equity earnings	412.9	13.9%	277.4	10.4%	135.5	48.8%
Income tax expense	(133.7)	-4.5%	(87.6)	-3.3%	(46.1)	-52.6%

Earnings before equity earnings	279.2	9.4%	189.8	7.1%	89.4	47.1%
Equity earnings, net of tax	4.6	0.1%	3.2	0.1%	1.4	43.8%

Net earnings	283.8	9.5%	193.0	7.2%	90.8	47.0%
Net earnings attributable to noncontrolling interests	(7.5)	-0.2%	(6.5)	-0.2%	(1.0)	-15.4%

Net earnings attributable to Snap-on Inc.	$276.3	9.3%	$186.5	7.0%	$89.8	48.2%

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

Gross profit of $1,337.9 million in 2011 increased $126.8 million, or 10.5%, as compared to $1,211.1 million in 2010. Gross margin of 46.9% in 2011 improved 70 basis points from 46.2% in 2010 primarily due to savings from ongoing RCI initiatives partially offset by inflationary and other cost increases. Restructuring costs included in gross profit totaled $7.6 million in 2011 as compared to $10.8 million in 2010.

Operating expenses of $953.7 million in 2011 increased $59.6 million, or 6.7%, as compared to $894.1 million in 2010. The operating expense margin of 33.4% in 2011 improved 70 basis points from 34.1% in 2010 primarily due to benefits from sales volume leverage and savings from ongoing RCI initiatives, partially offset by $12.2 million of expected higher pension expense (largely due to the ongoing amortization of investment losses incurred in 2008 and the impact of declining discount rates) and higher performance-based incentive compensation expense. Restructuring costs included in operating expenses totaled $4.6 million in 2011 as compared to $3.4 million in 2010.

36	SNAP-ON INCORPORATED

Operating earnings before financial services of $384.2 million in 2011 increased $67.2 million, or 21.2%, as compared to $317.0 million in 2010. As a percentage of sales, operating earnings before financial services of 13.5% in 2011 increased 140 basis points from 12.1% in 2010.

In the second quarter of 2011, Snap-on recorded an $18.0 million pretax arbitration settlement gain ($11.1 million after tax, or $0.19 per diluted share) related to its dispute with CIT and paid $89.8 million of cash to CIT, representing $107.8 million of cash previously withheld net of the $18.0 million settlement. The $18.0 million arbitration settlement gain is included in “Operating earnings from financial services” on the accompanying Consolidated Statement of Earnings for 2011. See Note 15 to the Consolidated Financial Statements for information on the arbitration settlement.

Operating earnings from financial services of $90.9 million in 2011, including the $18.0 million arbitration settlement gain, compares to operating earnings of $14.4 million in 2010. Operating earnings from financial services before arbitration settlement was $72.9 million on revenue of $124.3 million in 2011, as compared with operating earnings of $14.4 million on revenue of $62.3 million in 2010. The year-over-year increases in both revenue and operating earnings primarily reflect the planned growth in the company’s on-book finance portfolio.

Consolidated operating earnings of $475.1 million in 2011 increased $143.7 million, or 43.4%, from $331.4 million in 2010. The $143.7 million year-over-year increase includes $76.5 million of higher earnings from financial services (including the $18.0 million arbitration settlement gain mentioned above) and $10.9 million of favorable foreign currency effects. As a percentage of revenues, operating earnings in 2011 of 16.0% improved 360 basis points compared to 12.4% in 2010.

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

Net earnings attributable to Snap-on in 2011 of $276.3 million, or $4.71 per diluted share, included an $11.1 million after- tax gain, or $0.19 per diluted share, from the arbitration settlement with CIT. In 2010, net earnings attributable to Snap-on were $186.5 million or $3.19 per diluted share.

Exit and Disposal Activities

Snap-on recorded costs of $12.2 million for exit and disposal activities in 2011 as compared to $14.2 million of such costs in 2010. See Note 7 to the Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

2012 ANNUAL REPORT	37

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Segment Results

Commercial & Industrial Group

(Amounts in millions)	2011		2010		Change
External net sales	$955.9	84.9%	$891.3	85.0%	$64.6	7.2%
Intersegment net sales	169.9	15.1%	156.9	15.0%	13.0	8.3%

Segment net sales	1,125.8	100.0%	1,048.2	100.0%	77.6	7.4%
Cost of goods sold	(710.6)	-63.1%	(662.7)	-63.2%	(47.9)	-7.2%

Gross profit	415.2	36.9%	385.5	36.8%	29.7	7.7%
Operating expenses	(291.8)	-25.9%	(268.6)	-25.6%	(23.2)	-8.6%

Segment operating earnings	$123.4	11.0%	$116.9	11.2%	$6.5	5.6%

Segment net sales of $1,125.8 million in 2011 increased $77.6 million, or 7.4%, from 2010 levels; excluding $30.6 million of favorable foreign currency translation, organic sales increased $47.0 million or 4.4%. In 2011, double-digit sales gains to a wide range of customers in emerging markets and in critical industries were partially offset by double-digit declines in both sales to the military and sales in the southern regions of Europe.

Segment gross profit of $415.2 million in 2011 increased $29.7 million from 2010 levels. Gross margin of 36.9% in 2011 improved 10 basis points from 36.8% in 2010 as contributions from higher sales volumes and savings from RCI initiatives more than offset inflationary and other cost increases.

Segment operating expenses of $291.8 million in 2011 increased $23.2 million from 2010 levels. The operating expense margin of 25.9% in 2011 increased 30 basis points from 25.6% in 2010 primarily due to higher restructuring and other costs.

As a result of these factors, segment operating earnings of $123.4 million in 2011 increased $6.5 million, or 5.6%, from 2010 levels, including $1.4 million of unfavorable foreign currency effects. Operating margin for the Commercial & Industrial Group of 11.0% in 2011 declined 20 basis points from 11.2% in 2010.

Snap-on Tools Group

(Amounts in millions)	2011		2010		Change
Segment net sales	$1,153.4	100.0%	$1,039.9	100.0%	$113.5	10.9%
Cost of goods sold	(647.0)	-56.1%	(604.3)	-58.1%	(42.7)	-7.1%

Gross profit	506.4	43.9%	435.6	41.9%	70.8	16.3%
Operating expenses	(347.9)	-30.2%	(321.6)	-30.9%	(26.3)	-8.2%

Segment operating earnings	$158.5	13.7%	$114.0	11.0%	$44.5	39.0%

Segment net sales of $1,153.4 million in 2011 increased $113.5 million, or 10.9%, from 2010 levels. Excluding $16.0 million of favorable foreign currency translation, organic sales increased $97.5 million, or 9.2%, primarily due to a double-digit sales gain in the United States.

Segment gross profit of $506.4 million in 2011 increased $70.8 million from 2010 levels. Gross margin of 43.9% in 2011 improved 200 basis points from 41.9% in 2010 primarily due to savings from RCI initiatives, contributions from higher sales, including benefits from favorable manufacturing utilization as a result of increased production levels, and favorable foreign currency effects due to the relatively weaker U.S. dollar. These year-over-year gross margin improvements were partially offset by inflationary and other cost increases. Restructuring costs included in gross profit totaled $3.7 million in 2011 as compared to $4.9 million in 2010. Restructuring costs incurred in both years primarily related to the 2011 closure of Snap-on’s Newmarket, Canada, tool storage manufacturing facility. In 2011, Snap-on consolidated its North American tool storage operations into its Algona, Iowa, tool storage facility; production at the Newmarket facility ceased at the end of April 2011.

38	SNAP-ON INCORPORATED

Segment operating expenses of $347.9 million in 2011 increased $26.3 million from 2010 levels. The operating expense margin of 30.2% in 2011 improved 70 basis points from 30.9% in 2010 primarily due to benefits from sales volume leverage and lower bad debt expense.

As a result of these factors, segment operating earnings of $158.5 million in 2011 increased $44.5 million, or 39.0%, from 2010 levels, including $10.4 million of favorable foreign currency effects. Operating margin for the Snap-on Tools Group of 13.7% in 2011 improved 270 basis points from 11.0% in 2010.

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

Segment net sales of $920.6 million in 2011 increased $73.4 million, or 8.7%, from 2010 levels. Excluding $13.3 million of favorable foreign currency translation, organic sales increased $60.1 million, or 7.0%, primarily due to a double-digit gain in essential tool and facilitation program sales to OEM dealerships, and single-digit sales gains of both equipment and diagnostics to repair shop owners and managers.

Segment gross profit of $416.3 million in 2011 increased $26.3 million from 2010 levels. Gross margin of 45.2% in 2011 declined 80 basis points from 46.0% in 2010 as benefits from RCI initiatives were more than offset by a shift in sales mix that included higher volumes of lower margin essential tool and facilitation products.

Segment operating expenses of $231.6 million in 2011 increased $6.0 million from 2010 levels. The operating expense margin of 25.1% in 2011 improved 150 basis points from 26.6% in 2010 primarily due to benefits from sales volume leverage and savings from RCI initiatives.

As a result of these factors, segment operating earnings of $184.7 million in 2011 increased $20.3 million, or 12.3%, from 2010 levels, including $1.2 million of favorable foreign currency effects. Operating margin for the Repair Systems & Information Group of 20.1% in 2011 improved 70 basis points from 19.4% in 2010.

Financial Services

(Amounts in millions)	2011		2010		Change
Financial services revenue	$124.3	100.0%	$62.3	100.0%	$62.0	99.5%
Financial services expenses	(51.4)	-41.4%	(47.9)	-76.9%	(3.5)	-7.3%

Segment operating earnings before arbitration settlement	72.9	58.6%	14.4	23.1%	58.5	NM
Arbitration settlement	18.0	14.5%	–	–	18.0	NM

Segment operating earnings	$90.9	73.1%	$14.4	23.1%	$76.5	NM

NM: Not meaningful

Operating earnings from financial services before arbitration settlement was $72.9 million on revenue of $124.3 million in 2011, as compared with operating earnings of $14.4 million on revenue of $62.3 million in 2010. Originations of $606.1 million in 2011 increased $67.9 million, or 12.6%, from 2010 levels. The year-over-year increases in both revenue and operating earnings (before arbitration settlement) primarily reflect the planned growth in the company’s on-book finance portfolio. Operating earnings from financial services of $90.9 million in 2011 included an $18.0 million arbitration settlement gain from the resolution of a dispute with CIT and $0.7 million of favorable foreign currency effects. See Notes 1 and 15 to the Consolidated Financial Statements for further information on SOC.

2012 ANNUAL REPORT	39

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial services expenses of $51.4 million and $47.9 million in 2011 and 2010, respectively, primarily include personnel-related and other general and administrative costs necessary to support the serviced portfolio. These expenses are generally more dependent on the change in size of the serviced portfolio than they are on the revenue of this segment. Financial services expenses also include doubtful accounts provisions for the finance and contract receivables owned by Snap-on. As a percentage of the average serviced portfolio, financial services expenses were 5.1% and 4.9% in 2011 and 2010, respectively.

Corporate

Snap-on’s general corporate expenses of $82.4 million in 2011 increased $4.1 million from $78.3 million in 2010 primarily due to increased performance-based incentive compensation expense and expected higher pension expense (largely due to the ongoing amortization of investment losses incurred in 2008 and the impact of declining discount rates), partially offset by lower mark-to-market compensation and other expenses.

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

40	SNAP-ON INCORPORATED

Supplemental Consolidating Data – Supplemental Statements of Earnings information for 2012, 2011 and 2010 is as follows:

	Operations*			Financial Services
(Amounts in millions)	2012	2011	2010	2012	2011	2010
Net sales	$2,937.9	$2,854.2	$2,619.2	$–	$–	$–
Cost of goods sold	(1,547.9)	(1,516.3)	(1,408.1)	–	–	–

Gross profit	1,390.0	1,337.9	1,211.1	–	–	–
Operating expenses	(980.3)	(953.7)	(894.1)	–	–	–

Operating earnings before financial services	409.7	384.2	317.0	–	–	–

Financial services revenue	–	–	–	161.3	124.3	62.3
Financial services expenses	–	–	–	(54.6)	(51.4)	(47.9)

Operating earnings from financial services before arbitration settlement	–	–	–	106.7	72.9	14.4
Arbitration settlement	–	–	–	–	18.0	–

Operating earnings from financial services	–	–	–	106.7	90.9	14.4

Operating earnings	409.7	384.2	317.0	106.7	90.9	14.4
Interest expense	(54.0)	(60.0)	(54.4)	(1.8)	(1.2)	(0.4)
Intersegment interest income (expense) – net	42.4	35.8	23.9	(42.4)	(35.8)	(23.9)
Other income (expense) – net	(0.4)	(1.0)	0.9	–	–	(0.1)

Earnings (loss) before income taxes and equity earnings	397.7	359.0	287.4	62.5	53.9	(10.0)
Income tax (expense) benefit	(125.3)	(113.9)	(92.2)	(22.9)	(19.8)	4.6

Earnings (loss) before equity earnings	272.4	245.1	195.2	39.6	34.1	(5.4)
Financial services – net earnings (loss) attributable to Snap-on Incorporated	39.6	34.1	(5.4)	–	–	–
Equity earnings, net of tax	2.6	4.6	3.2	–	–	–

Net earnings (loss)	314.6	283.8	193.0	39.6	34.1	(5.4)
Net earnings attributable to noncontrolling interests	(8.5)	(7.5)	(6.5)	–	–	–

Net earnings (loss) attributable to Snap-on Incorporated	$306.1	$276.3	$186.5	$39.6	$34.1	$(5.4)

*	Snap-on Incorporated with Financial Services on the equity method.

2012 ANNUAL REPORT	41

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Supplemental Consolidating Data – Supplemental Balance Sheet information as of 2012 and 2011 year end is as follows:

	Operations*		Financial Services
(Amounts in millions)	2012	2011	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$211.2	$181.1	$3.3	$4.5
Intersegment receivables	14.1	10.8	–	–
Trade and other accounts receivable – net	497.5	463.3	0.4	0.2
Finance receivables – net	–	–	323.1	277.2
Contract receivables – net	7.4	6.5	55.3	43.2
Inventories – net	404.2	386.4	–	–
Deferred income tax assets	68.8	90.0	13.0	2.6
Prepaid expenses and other assets	88.3	78.1	1.0	0.9

Total current assets	1,291.5	1,216.2	396.1	328.6

Property and equipment – net	373.2	351.9	2.0	1.0
Investment in Financial Services	165.3	142.0	–	–
Deferred income tax assets	110.2	119.8	0.2	5.4
Long-term finance receivables – net	–	–	494.6	431.8
Long-term contract receivables – net	12.1	9.1	182.3	156.0
Goodwill	807.4	795.8	–	–
Other intangibles – net	187.2	188.3	–	–
Other assets	65.3	83.7	1.1	1.0

Total assets	$3,012.2	$2,906.8	$1,076.3	$923.8

*	Snap-on Incorporated with Financial Services on the equity method.

42	SNAP-ON INCORPORATED

Supplemental Consolidating Data – Balance Sheet Information (continued):

	Operations*		Financial Services
(Amounts in millions)	2012	2011	2012	2011
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$5.2	$16.2	$–	$–
Accounts payable	142.1	124.0	0.4	0.6
Intersegment payables	–	–	14.1	10.8
Accrued benefits	50.6	48.8	–	–
Accrued compensation	84.9	87.1	3.4	3.9
Franchisee deposits	54.7	47.3	–	–
Other accrued liabilities	207.8	229.7	46.9	31.1

Total current liabilities	545.3	553.1	64.8	46.4

Long-term debt and intersegment long-term debt	143.2	257.6	827.2	710.3
Deferred income tax liabilities	125.7	108.0	1.4	0.1
Retiree health care benefits	48.4	52.8	–	–
Pension liabilities	260.7	317.7	–	–
Other long-term liabilities	69.9	70.3	17.6	25.0

Total liabilities	1,193.2	1,359.5	911.0	781.8

Total shareholders’ equity attributable to Snap-on Inc.	1,802.1	1,530.9	165.3	142.0
Noncontrolling interests	16.9	16.4	–	–

Total equity	1,819.0	1,547.3	165.3	142.0

Total liabilities and equity	$3,012.2	$2,906.8	$1,076.3	$923.8

*	Snap-on Incorporated with Financial Services on the equity method.

2012 ANNUAL REPORT	43

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations and collections of finance receivables, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for payments of interest and dividends, new loans originated by our financial services businesses, capital expenditures, working capital, restructuring activities, the funding of pension plans, and funding for additional share repurchases and acquisitions, if any. Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on February 8, 2013, Snap-on’s long-term debt and commercial paper were rated, respectively, Baa1 and P-2 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A- and F2 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.

The following discussion focuses on information included in the accompanying Consolidated Balance Sheets.

As of 2012 year end, working capital (current assets less current liabilities) of $1,079.8 million increased $132.9 million from $946.9 million at 2011 year end.

The following represents the company’s working capital position as of 2012 and 2011 year end:

(Amounts in millions)	2012	2011
Cash and cash equivalents	$214.5	$185.6
Trade and other accounts receivable – net	497.9	463.5
Finance receivables – net	323.1	277.2
Contract receivables – net	62.7	49.7
Inventories – net	404.2	386.4
Other current assets	166.6	168.3

Total current assets	1,669.0	1,530.7

Notes payable	(5.2)	(16.2)
Accounts payable	(142.5)	(124.6)
Other current liabilities	(441.5)	(443.0)

Total current liabilities	(589.2)	(583.8)

Working capital	$1,079.8	$946.9

Cash and cash equivalents of $214.5 million as of 2012 year end compared to cash and cash equivalents of $185.6 million at 2011 year end. The $28.9 million increase in cash and cash equivalents includes the impacts of (i) $329.3 million of cash generated from operations, net of $73.0 million of cash contributions (including $54.7 million of discretionary contributions) to the company’s domestic pension plans; (ii) $445.5 million of cash from collections of finance receivables; (iii) $46.8 million of proceeds from stock purchase and option plan exercises; and (iv) $27.0 million of cash proceeds from the sale of a non-strategic equity investment at book value. These increases in cash and cash equivalents were partially offset by (i) the funding of $569.6 million of new finance originations; (ii) dividend payments of $81.5 million; (iii) the funding of $79.4 million of capital expenditures; and (iv) the repurchase of 1,180,000 shares of the company’s common stock for $78.1 million.

Of the $214.5 million of cash and cash equivalents as of 2012 year end, $81.4 million was held outside of the United States. Snap-on considers these non-U.S. funds as permanently invested in its foreign operations to (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise; as such, the company does not presently expect to repatriate these funds to fund its U.S. operations or obligations. The repatriation of cash from certain foreign subsidiaries could have adverse net tax consequences on the company should Snap-on be required to pay and record U.S. income taxes and foreign withholding taxes on funds that were previously considered permanently invested. Alternatively, the repatriation of such cash from certain other foreign subsidiaries could result in favorable net tax consequences for the company. Snap-on periodically evaluates opportunities to repatriate certain foreign cash amounts to the extent that it does not incur additional unfavorable net tax consequences.

44	SNAP-ON INCORPORATED

Trade and other accounts receivable – net of $497.9 million as of 2012 year end increased $34.4 million from prior-year levels; excluding $4.8 million of currency translation, trade and other accounts receivable – net increased $29.6 million, primarily as a result of higher sales. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 61 days at both 2012 and 2010 year end, as compared to 58 days at 2011 year end.

The current portions of net finance and contract receivables of $385.8 million as of 2012 year end compared to $326.9 million at 2011 year end. The long-term portions of net finance and contract receivables of $689.0 million as of 2012 year end, compared to $596.9 million at 2011 year end. The combined $151.0 million increase in net current and long-term finance and contract receivables over 2011 year-end levels primarily reflects the continued growth of the company’s on-balance-sheet finance portfolio.

Inventories of $404.2 million as of 2012 year end increased $17.8 million from prior-year levels, primarily to support continued higher customer demand, largely in the United States; excluding currency translation, inventories increased $13.0 million. As a result of higher inventory levels, inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) of 3.9 as of 2012 year end decreased from 4.2 turns as of 2011 year end. Inventories accounted for using the first-in, first-out (“FIFO”) method as of 2012 and 2011 year end approximated 60% and 62%, respectively, of total inventories. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $71.8 million and $70.1 million as of 2012 and 2011 year end, respectively.

Accounts payable of $142.5 million as of 2012 year end increased $17.9 million from prior-year levels primarily due to the timing of payments; excluding currency translation impacts, accounts payable increased $16.7 million.

Other accrued liabilities of $247.9 million as of 2012 year end decreased $8.0 million from prior-year levels; excluding currency translation impacts, other accrued liabilities decreased $9.5 million.

Long-term debt of $970.4 million as of 2012 year end consisted of (i) $100 million of unsecured 5.85% notes that mature in March 2014; (ii) $150 million of unsecured 5.50% notes that mature in 2017; (iii) $250 million of unsecured 4.25% notes that mature in 2018; (iv) $200 million of unsecured 6.70% notes that mature in 2019; (v) $250 million of unsecured 6.125% notes that mature in 2021; and (vi) $20.4 million of other long-term debt, including fair value adjustments related to interest rate swaps.

Notes payable of $5.2 million as of 2012 year end compared to $16.2 million as of 2011 year end. Average notes payable outstanding were $14.1 million in 2012 and $15.8 million in 2011. The weighted-average interest rate on notes payable was 6.34% in 2012 and 6.14% in 2011. As of 2012 and 2011 year end, the weighted-average interest rate on outstanding notes payable was 6.36% and 6.57%, respectively. No commercial paper was outstanding as of 2012 or 2011 year end.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on December 8, 2016; as of 2012 year end, no amounts were outstanding under this facility. Borrowings under the $500 million revolving credit facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus equity (including noncontrolling interests) of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of 2012 year end the company’s actual ratios of 0.35 and 1.55, respectively, were both within the permitted ranges set forth in this financial covenant.

Snap-on also has a 364-day loan and servicing agreement that allows Snap-on to borrow up to $200 million (subject to borrowing base requirements) through the pledging of finance receivables under an asset-backed commercial paper conduit facility; the loan and servicing agreement expires on September 27, 2013. On September 28, 2012, as previously reported, the loan and servicing agreement was amended to, among other things, (i) extend the expiration date of the agreement to September 27, 2013; (ii) extend the final payment dates for any amounts remaining outstanding under the agreement to September 28, 2015, or such earlier date as may be prescribed pursuant to the terms of the agreement; and (iii) change certain pricing terms. As of 2012 year end, no amounts were outstanding under the loan and servicing agreement.

2012 ANNUAL REPORT	45

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility discussed above, Snap-on’s debt agreements and credit facilities, including the $200 million loan and servicing agreement, also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of 2012 year end, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

Snap-on believes that it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facilities. If the need were to arise, Snap-on believes that it could access short-term debt markets, predominantly through commercial paper issuances, securitizations (including its $200 million loan and servicing agreement discussed above) and existing lines of credit to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, in the future, may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near term liquidity requirements for Snap-on include payments of interest and dividends, funding to support new loans originated by our financial services businesses, capital expenditures, working capital, restructuring activities, the funding of pension plans, and funding for additional share repurchases and acquisitions, if any. Snap-on intends to make contributions of $10.2 million to its foreign pension plans and $1.6 million to its domestic pension plans in 2013, as required by law. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2013.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, securitizations and/or additional fixed-term debt.

The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flow.

Operating Activities

Net cash provided by operating activities was $329.3 million in 2012, $128.5 million in 2011 and $140.4 million in 2010. Net cash provided by operating activities in 2012 primarily reflects the impact of net year-over-year changes in operating assets and liabilities, as well as higher net earnings. Net cash provided by operating activities in 2011 included the effect of last year’s return of $89.8 million of cash previously withheld from CIT. In the second quarter of 2011, Snap-on recorded an $18.0 million pretax arbitration settlement gain and paid $89.8 million of cash to CIT representing $107.8 million of cash previously withheld net of the $18.0 million settlement. Net cash provided by operating activities in 2012 also reflects the impact of $54.7 million of discretionary cash contributions to the company’s domestic pension plans; in both 2011 and 2010, Snap-on made discretionary cash contributions of $48.0 million to its domestic pension plans.

Depreciation expense was $50.2 million in 2012, $49.3 million in 2011 and $48.7 million in 2010. Amortization expense was $26.5 million in 2012, $25.3 million in 2011 and $24.0 million in 2010. See Note 6 to the Consolidated Financial Statements for information on acquired intangible assets.

Investing Activities

Net cash used by investing activities of $173.1 million in 2012 included additions to, and collections of, finance receivables of $569.6 million and $445.5 million, respectively, as well as $27.0 million of proceeds from the sale of a non-strategic equity investment at book value. Net cash used by investing activities of $219.6 million in 2011 included additions to, and collections of, finance receivables of $519.1 million and $356.9 million, respectively. Net cash used by investing activities of $303.0 million in 2010 included additions to, and collections of, finance receivables of $497.6 million and $245.2 million, respectively. Finance receivables are comprised of extended-term installment loans to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools, diagnostics and equipment on an extended-term payment plan, generally with average payment terms of 32 months.

Capital expenditures in 2012, 2011 and 2010 totaled $79.4 million, $61.2 million and $51.1 million, respectively. Capital expenditures in 2012 included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and rapid continuous improvement. Capital expenditures in all three years included spending to support the company’s strategic growth initiatives, including the expansion of manufacturing capabilities in emerging growth markets. Following the 2011 construction of a new engineering and research and development facility in Kunshan, China, the company completed, in 2012, the construction of a fourth factory in Kunshan, China. Capital expenditures in all three years also included investments, particularly in the United States, in new product, efficiency, safety and cost reduction initiatives, as well as investments in new production

46	SNAP-ON INCORPORATED

and machine tooling to enhance manufacturing operations, and ongoing replacements of manufacturing and distribution equipment. Capital spending in all three years also included spending for the replacement and enhancement of the company’s global enterprise resource planning (ERP) management information systems, as well as spending to enhance the company’s corporate headquarters and research and development facilities in Kenosha, Wisconsin. Snap-on believes that its cash generated from operations, as well as its available cash on hand and funds available from its credit facilities will be sufficient to fund the company’s capital expenditure requirements in 2013.

In 2010, Snap-on acquired the remaining 40% interest in Snap-on Asia Manufacturing (Zhejiang) Co., Ltd., the company’s tool manufacturing operation in Xiaoshan, China, for a purchase price of $7.7 million and $0.1 million of transaction costs; Snap-on acquired the initial 60% interest in 2008. See Note 2 to the Consolidated Financial Statements for additional information.

Financing Activities

Net cash used by financing activities was $127.0 million in 2012. Net cash used by financing activities of $293.7 million in 2011 included the August 2011 repayment of $200 million of unsecured 6.25% notes upon maturity with available cash.

In December 2010, Snap-on sold $250 million of unsecured 4.25% long-term notes at a discount; Snap-on is using, and has used, the $247.7 million of proceeds from the sale of these notes, net of $1.6 million of transaction costs, for general corporate purposes, which included working capital, capital expenditures, repayment of all or a portion of the company’s $200 million, 6.25% unsecured notes that matured in August 2011, and the financing of finance and contract receivables, primarily related to SOC. In January 2010, Snap-on repaid $150 million of unsecured floating rate debt upon maturity with available cash.

Proceeds from stock purchase and option plan exercises totaled $46.8 million in 2012, $25.7 million in 2011 and $23.7 million in 2010. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes. In 2012, Snap-on repurchased 1,180,000 shares of its common stock for $78.1 million under its previously announced share repurchase programs. As of 2012 year end, Snap-on had remaining availability to repurchase up to an additional $180.9 million in common stock pursuant to its Board of Directors’ (the “Board”) authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on repurchased 628,000 shares of its common stock for $37.4 million in 2011; Snap-on repurchased 152,000 shares of its common stock for $8.7 million in 2010. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s share repurchases, if any, in 2013.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends paid in 2012, 2011 and 2010 totaled $81.5 million, $76.7 million and $71.3 million, respectively. On November 1, 2012, the company announced that its Board increased the quarterly cash dividend by 11.8% to $0.38 per share ($1.52 per share per year). Quarterly dividends declared in 2012 were $0.38 per share in the fourth quarter and $0.34 per share in the first three quarters ($1.40 per share for the year). Quarterly dividends in 2011 were $0.34 per share in the fourth quarter and $0.32 per share in the first three quarters ($1.30 per share for the year). Quarterly dividends in 2010 were $0.32 per share in the fourth quarter and $0.30 per share in the first three quarters ($1.22 per share for the year).

	2012	2011	2010
Cash dividends paid per common share	$1.40	$1.30	$1.22
Cash dividends paid as a percent of prior-year retained earnings	4.4%	4.7%	4.7%

Snap-on believes that its cash generated from operations, available cash on hand and funds available from its credit facilities will be sufficient to pay dividends in 2013.

Off-Balance-Sheet Arrangements

Except as included below in the section labeled “Contractual Obligations and Commitments” and Note 15 to the Consolidated Financial Statements, the company had no off-balance-sheet arrangements as of 2012 year end.

2012 ANNUAL REPORT	47

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Obligations and Commitments

A summary of Snap-on’s future contractual obligations and commitments as of 2012 year end are as follows:

(Amounts in millions)	Total	2013	2014 – 2015	2016 – 2017	2018 and thereafter
Contractual obligations:
Notes payable	$5.2	$5.2	$–	$–	$–
Long-term debt	970.4	–	100.0	150.0	720.4
Interest on fixed rate debt	308.9	53.4	96.1	87.3	72.1
Operating leases	83.0	23.0	30.3	14.8	14.9
Capital leases	44.1	7.7	13.9	8.1	14.4
Purchase obligations	9.4	8.6	0.8	–	–

Total	$1,421.0	$97.9	$241.1	$260.2	$821.8

Snap-on intends to make contributions of $10.2 million to its foreign pension plans and $1.6 million to its domestic pension plans in 2013, as required by law. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2013. Snap-on has not presented estimated pension and postretirement funding contributions in the table above as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions; see Notes 11 and 12 to the Consolidated Financial Statements for information on the company’s benefit plans and payments.

Due to the uncertainty of the timing of settlements with taxing authorities, Snap-on is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits for its remaining uncertain tax liabilities. As a result, $6.8 million of unrecognized tax benefits have been excluded from the table above; see Note 8 to the Consolidated Financial Statements for information on income taxes.

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

Affordable Care Act

The Affordable Care Act (the “ACA”), which was adopted in 2010 and is being phased in over several years, significantly affects the provision of both health care services and benefits in the United States; the ACA may impact our cost of providing our employees and retirees with health insurance and/or benefits, and may also impact various other aspects of our business. The ACA did not have a material impact on our fiscal 2012, 2011 or 2010 financial results; however, we are continuing to assess the impact of the ACA on our health care benefit costs.

New Accounting Standards

See Note 1 to the Consolidated Financial Statements for information on new accounting standards.

48	SNAP-ON INCORPORATED

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

Snap-on also recognizes revenue related to multiple element arrangements, including sales of hardware, software and software-related services. When a sales arrangement contains multiple elements, such as hardware and software products and/or services, Snap-on uses the relative selling price method to allocate revenues between hardware and software elements. For software elements that are not essential to the hardware’s functionality and related software post-contract customer support, vendor specific objective evidence (“VSOE”) of fair value is used to further allocate revenue to each element based on its relative fair value and, when necessary, the residual method is used to assign value to the delivered elements when VSOE only exists for the undelivered elements. The amount assigned to the products or services is recognized when the product is delivered and/or when the services are performed. In instances where the product and/or services are performed over an extended period, as is the case with subscription agreements or the providing of ongoing support, revenue is generally recognized on a straight-line basis over the term of the agreement, which generally ranges from 12 to 60 months.

Franchise Fee Revenue: Franchise fee revenue, including nominal, non-refundable initial fees, is recognized upon the granting of a franchise, which is when the company has performed substantially all initial services required by the franchise agreement. Franchise fee revenue also includes ongoing monthly fees (primarily for sales and business training and marketing and product promotion programs) that are recognized as the fees are earned. Franchise fee revenue totaled $9.9 million, $8.8 million and $9.0 million in fiscal 2012, 2011 and 2010, respectively.

Financial Services Revenue: Snap-on also generates revenue from various financing programs that include (i) loans to franchisees’ customers and Snap-on’s industrial and other customers for the purchase or lease of tools, equipment and diagnostics on an extended term payment plan; and (ii) business loans and vehicle leases to franchisees. These financing programs are offered through Snap-on’s finance subsidiaries. Financial services revenue consists primarily of finance loan receivable revenue and installment contract revenue. Revenue from interest income on the on-book financing portfolio is recognized over the life of the contracts, with interest computed on the average daily balances of the underlying contracts. Financial services revenue also includes servicing fee income received from CIT. Prior to July 2009, SOC substantially sold all of its loan originations to CIT on a limited recourse basis, and SOC retained the right to service such loans for a contractual servicing fee. Contractual servicing fees from CIT were $1.4 million, $2.3 million and $4.9 million in fiscal 2012, 2011 and 2010, respectively.

2012 ANNUAL REPORT	49

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

Financial Services Lease Arrangements: Snap-on accounts for its financial services leases as direct financing or sales-type leases. The company determines the gross investment in the lease as the present value of the minimum lease payments using the interest rate implicit in the lease, net of amounts, if any, included therein for executor costs to be paid by Snap-on, together with any profit thereon. The difference between the gross investment in the lease and the cost of the leased property is reported as unearned finance charges. Unearned finance charges are amortized to income over the life of the contract, with interest computed on the average daily balance of the underlying contract. The default covenants included in the lease arrangements are usual and customary, consistent with industry practice, and do not impact the lease classification. Except in circumstances where the company has concluded that a lessee’s financial condition has deteriorated, the other default covenants under Snap-on’s lease arrangements are objectively determinable.

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

Snap-on evaluates the recoverability of goodwill by utilizing an income approach that estimates the fair value of the future discounted cash flows of the reporting units to which the goodwill relates. The future projections, which are based on both past performance and the projections and assumptions used in the company’s operating plans, are subject to change as a result of changing economic and competitive conditions. This approach reflects management’s internal outlook at the reporting units, which management believes provides the best determination of value due to management’s insight and experience with the reporting unit. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, working capital levels, expected benefits from RCI initiatives, and a weighted-average cost of capital that reflects the specific risk profile of the reporting unit being tested. The company’s methodologies for valuing goodwill are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2012 impairment calculations were evaluated in light of current market and business conditions. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the reporting units’ projections of future operating results and cash flows and replicates how market participants would value the company’s reporting units in an orderly transaction.

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

50	SNAP-ON INCORPORATED

Snap-on also evaluates the recoverability of its indefinite-lived trademarks by utilizing an income approach that estimates the fair value of the future discounted cash flows of each of its trademarks. The future projections, which are based on both past performance and the projections and assumptions used in the company’s operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth and royalty rates, expected synergies, and a weighted-average cost of capital that reflects the specific risk profile of the trademark being tested. The company’s methodologies for valuing trademarks are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2012 impairment calculations were evaluated in light of current market and business conditions. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the trademarks’ projected future cash flows and replicates how market participants would value the company’s trademarks in an orderly transaction.

Inherent in fair value determinations are significant judgments and estimates, including material assumptions about future revenue, profitability and cash flows, the company’s operational plans and its interpretation of current economic indicators. Should the operations of the businesses with which goodwill or other indefinite-lived intangible assets are associated incur significant declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, including in Europe, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, some or all of the recorded goodwill or other indefinite-lived intangible assets could be subject to impairment and could result in a material adverse effect on Snap-on’s financial position or results of operations.

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2012, the results of which did not result in any impairment. As of 2012 year end, the company has no accumulated impairment losses. Although the company consistently uses the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. In performing its annual impairment testing the company performed a sensitivity analysis on the material assumptions used in the discounted cash flow valuation models for each of its 11 reporting units. Based on the company’s second quarter 2012 impairment testing and assuming a hypothetical 10% decrease in the estimated fair values of each of its 11 reporting units, the hypothetical fair value of each of the company’s 11 reporting units would have been greater than its carrying value. See Note 6 to the Consolidated Financial Statements for further information about goodwill and other intangible assets.

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

Significant and unanticipated changes in circumstances, such as significant declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, including in Europe, the loss of key customers, changes in technology or markets and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment in a future period.

2012 ANNUAL REPORT	51

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

•

For finance and contract receivables, Snap-on assesses quantitative and qualitative factors through the use of credit quality indicators consisting primarily of customer credit risk scores combined with internal credit risk grades, collection experience and other internal metrics as follows:

•

Credit risk – Customer credit risk is monitored regularly on an account by account basis through customer credit scores obtained from major credit bureaus as well as through the use of internal proprietary, custom scoring models used to evaluate each transaction at the time of the application for credit and by periodically updating those credit scores for ongoing monitoring purposes. In addition, Snap-on evaluates credit quality through the use of a loan risk grading measurement system that provides a framework to analyze the finance and contract receivables on the basis of risk factors of the individual obligor as well as transaction specific risk.

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

Management performs detailed reviews of its receivables on a monthly and/or quarterly basis to assess the adequacy of the allowances based on historical and current trends and other factors affecting credit losses and to determine if any impairment has occurred. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the agreement. In circumstances where the company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are maintained through adjustments to the provision for credit losses, which are charged to current period earnings; amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously charged-off accounts increase the allowances. Net charge-offs include the principal amount of losses charged-off as well as charged-off interest and fees. Recovered interest and fees previously charged-off are recorded through the allowances for doubtful accounts and increase the allowances. Finance receivables are assessed for charge-off when an account becomes 120 days past due and are charged-off typically within 60 days of asset repossession. Contract receivables related to equipment leases are generally charged-off when an account becomes 150 days past due, while contract receivables related to franchise finance and van leases are generally charged-off up to 180 days past the asset return. For finance and contract receivables, customer bankruptcies are generally charged-off upon notification that the associated debt is not being reaffirmed or, in any event, no later than 180 days past due.

Snap-on does not believe that its trade accounts, finance or contract receivables represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. See Note 3 to the Consolidated Financial Statements for further information on allowances for doubtful accounts.

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

Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected rate of return assumption for Snap-on’s domestic pension plan assets by 50 basis points would have increased Snap-on’s 2012 domestic pension expense by approximately $3.7 million. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its domestic plans’ assets.

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans. The discount rate assumption used to determine the December 29, 2012 projected benefit obligation was based on a cash flow matching methodology developed by the company’s outside actuaries and which incorporates a review of current economic conditions. The methodology for selecting the discount rate as of 2012 year end was to match the plans’ yearly projected benefit cash flows to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. This technique calculates bond portfolios that produce adequate cash flows to pay the plans’ projected yearly benefits and then selects the portfolio with the highest yield and uses that yield as the recommended discount rate.

The selection of the 4.3% weighted-average discount rate for Snap-on’s domestic pension plans as of 2012 year end represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 basis points would have increased Snap-on’s 2012 domestic pension expense and projected benefit obligations by approximately $6.3 million and $60.5 million, respectively. As of 2012 year end, Snap-on’s domestic projected benefit obligation comprised approximately 82% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 4.1% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 basis points would have increased Snap-on’s 2012 foreign pension expense and projected benefit obligation by approximately $1.6 million and $21.6 million, respectively.

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

Postretirement Benefits: Snap-on’s postretirement benefits obligation and related expense are calculated in accordance with U.S. GAAP and are impacted by certain actuarial assumptions, including health care trend rates. As of 2012 year end, a one-percentage-point increase in the health care cost trend rate for future years would increase the accumulated postretirement benefit obligation by approximately $1.3 million and the aggregate of the service cost and interest cost components by $0.1 million. Conversely, a one-percentage-point decrease in the health care cost trend rate for future years would decrease the accumulated postretirement benefit obligation by $1.1 million and the aggregate of the service cost and interest cost components by $0.1 million. See Note 12 to the Consolidated Financial Statements for further information on postretirement plans.

2012 ANNUAL REPORT	53

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Taxes: Snap-on records deferred income tax assets and liabilities for differences between the book basis and tax basis of the related net assets. Snap-on records a valuation allowance, when appropriate, to reduce its deferred tax assets if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. While the company has considered future taxable income and ongoing prudent and feasible tax strategies in assessing the need for the valuation allowance, if these estimates and assumptions change in the future, the company may be required to adjust its valuation allowance. This could result in a charge to, or an increase in, income in the period such determination is made.

In addition, the company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The company records accruals for the estimated outcomes of these audits and the accruals may change in the future due to new developments in each matter. See Note 8 to the Consolidated Financial Statements for further information on income taxes.

Outlook

Snap-on believes that the continued advancement of its strategic framework will provide the opportunity to further capitalize on its defined runways for coherent growth and create long-term value for its shareholders. Growth opportunities in 2013 will focus on vehicle repair technicians, repair shop owners and managers, critical industries and emerging markets. For vehicle repair technicians, the company intends to continue to enhance its mobile tool distribution network by reaching more vehicle repair technicians, and improve franchisee productivity, profitability, satisfaction and commercial health. Similarly, Snap-on seeks to further expand its presence with repair shop owners and managers through direct and distributor channels within its Repair Systems & Information Group with new and expanded product introductions and services. The company also expects, as part of its coherent growth strategy, to continue rolling the Snap-on brand “out of the garage,” providing professional technicians in a diverse cross-section of critical industries with a broad range of productivity-enhancing solutions suited to their unique needs. Snap-on also intends to continue investing in emerging markets, including the further expansion of its manufacturing capabilities and product offerings in this arena. In 2013, our financial services businesses will continue to focus on delivering financial products and services that attract and sustain profitable franchisees and support Snap-on’s strategies for expanding market coverage and penetration. Snap-on believes that it is well-positioned to carry out its growth plans and capitalize on positive long-term trends in 2013, however, global market and economic conditions could impact the level and timing of resources deployed in pursuit of these strategic initiatives, and Snap-on’s ability to achieve growth will depend on these as well as other factors that could impact the company’s actual results.

In 2013, Snap-on expects to continue with the advancement of its strategic framework designed to enhance its mobile tool distribution network, expand in the vehicle repair garage, extend to critical industries and build in emerging markets. In pursuit of these initiatives, Snap-on anticipates that capital expenditures in 2013 will be in a range of $70 million to $80 million. Snap-on expects that its full year 2013 effective income tax rate will be comparable to its 2012 rate.

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

Foreign Currency Risk Management

Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations. Foreign exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency, including intercompany loans denominated in foreign currencies. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments to protect the residual net exposures. See Note 10 to the Consolidated Financial Statements for information on foreign currency risk management.

Interest Rate Risk Management

Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s assets and liabilities through the use of interest rate swap agreements. Treasury lock agreements are used from time to time to manage potential changes in interest rates in anticipation of the issuance or sale of certain financial instruments. See Note 10 to the Consolidated Financial Statements for information on interest rate risk management.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of 2012 and 2011 year end was $1.3 million and $2.3 million, respectively, on interest rate-sensitive financial instruments, and $0.4 million and $0.6 million, respectively, on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Credit Risk

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Credit risk is also monitored regularly through the use of internal proprietary, custom scoring models used to evaluate each transaction at the time of the application for credit and by periodically updating those credit scores for ongoing monitoring purposes. Snap-on evaluates credit quality through the use of an internal proprietary measuring system that provides a framework to analyze finance and contract receivables on the basis of risk factors of the individual obligor as well as transaction specific risk. Loans that have been granted are typically monitored through an asset quality review process that closely monitors past due accounts and initiates a progressive collection action process when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van loans sold by SOC; as of 2012 and 2011 year end, $13.3 million and $13.9 million, respectively, of franchisee van loans contain a recourse provision to Snap-on if the loans become more than 90 days past due.

2012 ANNUAL REPORT	55

Counterparty Risk

Snap-on is exposed to credit losses in the event of non-performance by the counterparties to its various financial agreements, including its foreign currency forward contracts and interest rate swap agreements. Snap-on does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparties and generally enters into agreements with financial institution counterparties with a credit rating of A- or better. Snap-on does not anticipate non-performance by its counterparties, but cannot provide assurances.

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

Item 8: Financial Statements and Supplementary Data

The financial statements and schedules are listed on page 61 and are incorporated by reference in this Item 8.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 29, 2012. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 29, 2012, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended December 29, 2012, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, the company’s management believes that, as of December 29, 2012, our internal control over financial reporting was effective at a reasonable assurance level. The company’s internal control over financial reporting as of December 29, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

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

2012 ANNUAL REPORT	57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Snap-on Incorporated:

We have audited the internal control over financial reporting of Snap-on Incorporated and subsidiaries (the “Company”) as of December 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 29, 2012, of the Company and our report dated February 14, 2013, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP Milwaukee, Wisconsin February 14, 2013

58	SNAP-ON INCORPORATED

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Incorporated by reference to sections entitled “Item 1: Election of Directors,” “Corporate Governance Practices and Board Information” and “Other Information” in Snap-on’s 2013 Annual Meeting Proxy Statement, which is expected to be mailed to shareholders on or about March 12, 2013 (the “2013 Proxy Statement”).

The Section 16(a) filing compliance disclosure pursuant to Item 405 of Regulation S-K is contained in Snap-on’s 2013 Proxy Statement in the section entitled “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Information regarding Snap-on’s executive officers, including their ages, business experience (for at least the last five years) and titles as of December 29, 2012, is presented below:

Nicholas T. Pinchuk (66) – Chairman of the Board of Directors since 2009, President and Chief Executive Officer since December 2007 and President and Chief Operating Officer from April to December 2007. Senior Vice President and President – Worldwide Commercial & Industrial Group from 2002 to 2007. Prior to joining Snap-on, Mr. Pinchuk held various positions, including President of Global Refrigeration Operations and President of Asia Pacific Operations, at Carrier Corporation, a producer of air conditioning, heating and refrigeration systems, and a subsidiary of United Technologies Corporation. Mr. Pinchuk serves on the board of directors of Columbus McKinnon Corporation.

Aldo J. Pagliari (58) – Senior Vice President – Finance and Chief Financial Officer since 2010. President – Snap-on Equipment from 2007 to 2010, and Group Controller / Director of Finance – Commercial & Industrial Group from 2002 to 2007.

Iain Boyd (50) – Vice President – Human Resources since 2007. Vice President, Human Resources – Snap-on Tools Group from 2004 to 2007.

Constance R. Johnsen (55) – Vice President and Controller since 2003.

Thomas L. Kassouf (60) – Senior Vice President and President – Snap-on Tools Company LLC since 2010. Senior Vice President and President – Commercial Division from 2007 to 2010. President – Commercial Group from April 2007 to December 2007, and President – Equipment Worldwide from 2003 to 2007.

Jeanne M. Moreno (58) – Vice President and Chief Information Officer since 2005.

Irwin M. Shur (54) – Vice President, General Counsel and Secretary since 2008. Prior to joining Snap-on, Mr. Shur was Vice President and General Counsel of Enodis plc, a manufacturer of equipment for the commercial foodservice industry.

Thomas J. Ward (60) – Senior Vice President and President – Repair Systems & Information Group since 2010. Senior Vice President and President – Snap-on Tools Company LLC from 2007 to 2010. Senior Vice President and President – Diagnostics & Information Group from 2005 to 2007.

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

2012 ANNUAL REPORT	59

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

Item 11: Executive Compensation

The information required by Item 11 is contained in Snap-on’s 2013 Proxy Statement in the sections entitled “Executive Compensation,” “Board Compensation,” “Compensation Committee Report,” and “Other Information” and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about Snap-on’s equity compensation plans at 2012 year end:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,229,177 (1)	$50.48 (2)	5,073,643 (3)
Equity compensation plans not approved by security holders	62,794 (4)	Not Applicable	– (5)

Total	2,291,971	$50.48 (2)	5,073,643 (5)

(1)

Includes (i) options to acquire 1,545,744 shares granted under the 2001 Incentive Stock and Awards Plan; (ii) options to acquire 614,762 shares granted under the 2011 Incentive Stock and Awards Plan; and (iii) 68,671 shares represented by deferred share units under the Directors’ Fee Plan. Excludes 520,381 and 221,335 shares issuable in connection with the vesting of performance share awards, restricted stock units and restricted stock under the respective 2001 and 2011 Incentive Stock and Awards Plans (collectively, “the Incentive Stock and Awards Plans”). Also excludes shares of common stock that may be issuable under the employee and franchisee stock purchase plans.

(2)

Reflects only the weighted-average exercise price of outstanding stock options granted under the Incentive Stock and Awards Plans and does not include shares represented by deferred share units under the Directors’ Fee Plan and shares issuable in connection with the vesting of restricted stock units or performance units under the Incentive Stock and Awards Plans for which there are no exercise prices. Also excludes shares of common stock that may be issuable under the employee and franchisee stock purchase plans.

(3)

Includes (i) 3,914,882 shares reserved for issuance under the 2011 Incentive Stock and Awards Plan; (ii) 143,695 shares reserved for issuance under the Directors’ Fee Plan; and (iii) 1,015,066 shares reserved for issuance under the employee stock purchase plan. No further awards may be granted under the 2001 Incentive Stock and Awards Plan.

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

The additional information required by Item 12 is contained in Snap-on’s 2013 Proxy Statement in the sections entitled “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management” and “Other Information” and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the sections entitled “Corporate Governance Practices and Board Information – Board Information” and “Other Information – Transactions with the Company” in Snap-on’s 2013 Proxy Statement.

Item 14: Principal Accounting Fees and Services

Incorporated by reference to the section entitled “Deloitte & Touche LLP Fee Disclosure” in Snap-on’s 2013 Proxy Statement.

PART IV

Item 15: Exhibits, Financial Statement Schedules

Item 15(a): Documents Filed as Part of This Report:

1. List of Financial Statements

Unless otherwise indicated, references in the accompanying financial statements and notes to “fiscal 2012” or “2012” refer to the fiscal year ended December 29, 2012; references to “fiscal 2011” or “2011” refer to the fiscal year ended December 31, 2011; and references to “fiscal 2010” or “2010” refer to the fiscal year ended January 1, 2011. Balance sheet references in the accompanying financial statements and notes to 2012, 2011 and 2010 year end refer to balances as of December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

The following consolidated financial statements of Snap-on and the Report of Independent Registered Public Accounting Firm thereon, are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Earnings for the 2012, 2011 and 2010 fiscal years.

•	Consolidated Statements of Comprehensive Income for the 2012, 2011 and 2010 fiscal years.

•	Consolidated Balance Sheets as of 2012 and 2011 year end.

•	Consolidated Statements of Equity for the 2012, 2011 and 2010 fiscal years.

•	Consolidated Statements of Cash Flow for the 2012, 2011 and 2010 fiscal years.

•	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3. List of Exhibits

The exhibits filed with or incorporated by reference in this report are as specified in the exhibit index included herein.

2012 ANNUAL REPORT	61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Snap-on Incorporated:

We have audited the accompanying consolidated balance sheets of Snap-on Incorporated and subsidiaries (the “Company”) as of December 29, 2012, and December 31, 2011, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Snap-on Incorporated and subsidiaries as of December 29, 2012, and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP Milwaukee, Wisconsin
February 14, 2013

62	SNAP-ON INCORPORATED

Consolidated Statements of Earnings

(Amounts in millions, except per share data)	2012	2011	2010
Net sales	$2,937.9	$2,854.2	$2,619.2
Cost of goods sold	(1,547.9)	(1,516.3)	(1,408.1)

Gross profit	1,390.0	1,337.9	1,211.1
Operating expenses	(980.3)	(953.7)	(894.1)

Operating earnings before financial services	409.7	384.2	317.0

Financial services revenue	161.3	124.3	62.3
Financial services expenses	(54.6)	(51.4)	(47.9)

Operating earnings from financial services before arbitration settlement	106.7	72.9	14.4
Arbitration settlement	–	18.0	–

Operating earnings from financial services	106.7	90.9	14.4

Operating earnings	516.4	475.1	331.4
Interest expense	(55.8)	(61.2)	(54.8)
Other income (expense) – net	(0.4)	(1.0)	0.8

Earnings before income taxes and equity earnings	460.2	412.9	277.4
Income tax expense	(148.2)	(133.7)	(87.6)

Earnings before equity earnings	312.0	279.2	189.8
Equity earnings, net of tax	2.6	4.6	3.2

Net earnings	314.6	283.8	193.0
Net earnings attributable to noncontrolling interests	(8.5)	(7.5)	(6.5)

Net earnings attributable to Snap-on Incorporated	$306.1	$276.3	$186.5

Net earnings per share attributable to Snap-on Incorporated:
Basic	$5.26	$4.75	$3.22
Diluted	5.20	4.71	3.19

Weighted-average shares outstanding:
Basic	58.2	58.2	58.0
Effect of dilutive options	0.7	0.5	0.4

Diluted	58.9	58.7	58.4

See Notes to Consolidated Financial Statements.

2012 ANNUAL REPORT	63

Consolidated Statements of Comprehensive Income

(Amounts in millions)	2012	2011	2010
Comprehensive income (loss):
Net earnings	$314.6	$283.8	$193.0
Other comprehensive income (loss):
Foreign currency translation*	35.0	(11.5)	(24.7)

Unrealized cash flow hedges, net of tax:
Change in cash flow hedge	–	–	2.2
Less amortization of cash flow hedges to net earnings	(0.4)	(0.4)	(0.1)

	(0.4)	(0.4)	2.1

Defined benefit pension and postretirement plans:
Prior service cost and unrecognized loss, net of tax of $7.9 million, $42.2 million and $15.4 million, respectively	(12.0)	(78.8)	(27.3)
Realized settlement loss in 2012, net of tax of $1.7 million	5.1	–	–
Realized curtailment loss in 2010, net of tax of $0.3 million	–	–	0.6
Less amortization of prior service costs and unrecognized loss included in net periodic benefit cost, net of tax of $19.9 million, $11.3 million and $7.3 million, respectively	22.7	20.9	12.9

	15.8	(57.9)	(13.8)

Total comprehensive income	365.0	214.0	156.6

Comprehensive income attributable to non-redeemable noncontrolling interest	(8.5)	(7.5)	(6.8)
Comprehensive loss attributable to redeemable noncontrolling interest	–	–	0.3

Comprehensive income attributable to Snap-on Incorporated	$356.5	$206.5	$150.1

*	There was no sale or liquidation in a foreign entity; therefore, there is no reclassification adjustment for any period presented.

See Notes to Consolidated Financial Statements.

64	SNAP-ON INCORPORATED

Consolidated Balance Sheets

	Fiscal Year End
(Amounts in millions, except share data)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$214.5	$185.6
Trade and other accounts receivable – net	497.9	463.5
Finance receivables – net	323.1	277.2
Contract receivables – net	62.7	49.7
Inventories – net	404.2	386.4
Deferred income tax assets	81.8	92.6
Prepaid expenses and other assets	84.8	75.7

Total current assets	1,669.0	1,530.7
Property and equipment – net	375.2	352.9
Deferred income tax assets	110.4	125.2
Long-term finance receivables – net	494.6	431.8
Long-term contract receivables – net	194.4	165.1
Goodwill	807.4	795.8
Other intangibles – net	187.2	188.3
Other assets	64.1	83.1

Total assets	$3,902.3	$3,672.9

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$5.2	$16.2
Accounts payable	142.5	124.6
Accrued benefits	50.6	48.8
Accrued compensation	88.3	91.0
Franchisee deposits	54.7	47.3
Other accrued liabilities	247.9	255.9

Total current liabilities	589.2	583.8
Long-term debt	970.4	967.9
Deferred income tax liabilities	127.1	108.1
Retiree health care benefits	48.4	52.8
Pension liabilities	260.7	317.7
Other long-term liabilities	87.5	95.3

Total liabilities	2,083.3	2,125.6

Commitments and contingencies (Note 15)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,356,950 and 67,335,341 shares)	67.4	67.3
Additional paid-in capital	204.6	181.4
Retained earnings	2,067.0	1,843.7
Accumulated other comprehensive loss	(124.2)	(174.6)
Treasury stock at cost (9,102,154 and 9,110,389 shares)	(412.7)	(386.9)

Total shareholders’ equity attributable to Snap-on Incorporated	1,802.1	1,530.9
Noncontrolling interests	16.9	16.4

Total equity	1,819.0	1,547.3

Total liabilities and equity	$3,902.3	$3,672.9

See Notes to Consolidated Financial Statements.

2012 ANNUAL REPORT	65

Consolidated Statements of Equity

	Shareholders’ Equity Attributable to Snap-on Incorporated
(Amounts in millions, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at January 2, 2010	$67.3	$154.4	$1,528.9	$(68.4)	$(392.2)	$15.6	$1,305.6
Net earnings for 2010 (excludes $0.3 million of net loss attributable to the redeemable noncontrolling interest)	–	–	186.5	–	–	6.8	193.3
Foreign currency translation	–	–	–	(24.7)	–	–	(24.7)
Change in cash flow hedges	–	–	–	2.1	–	–	2.1
Change in pension and postretirement plans, net of tax of $7.8 million	–	–	–	(13.8)	–	–	(13.8)
Cash dividends – $1.22 per share	–	–	(71.3)	–	–	–	(71.3)
Dividend reinvestment plan and other	–	1.4	–	–	–	(6.5)	(5.1)
Stock compensation plans	–	17.2	–	–	13.6	–	30.8
Share repurchases – 152,000 shares	–	–	–	–	(8.7)	–	(8.7)
Tax benefit from certain stock options	–	1.9	–	–	–	–	1.9
Purchase of redeemable noncontrolling interest	–	(5.7)	–	–	–	–	(5.7)

Balance at January 1, 2011	67.3	169.2	1,644.1	(104.8)	(387.3)	15.9	1,404.4
Net earnings for 2011	–	–	276.3	–	–	7.5	283.8
Foreign currency translation	–	–	–	(11.5)	–	–	(11.5)
Change in cash flow hedges	–	–	–	(0.4)	–	–	(0.4)
Change in pension and postretirement plans, net of tax of $30.9 million	–	–	–	(57.9)	–	–	(57.9)
Cash dividends – $1.30 per share	–	–	(76.7)	–	–	–	(76.7)
Dividend reinvestment plan and other	–	2.1	–	–	–	(7.0)	(4.9)
Stock compensation plans	–	7.3	–	–	37.8	–	45.1
Share repurchases – 628,000 shares	–	–	–	–	(37.4)	–	(37.4)
Tax benefit from certain stock options	–	2.8	–	–	–	–	2.8

Balance at December 31, 2011	67.3	181.4	1,843.7	(174.6)	(386.9)	16.4	1,547.3
Net earnings for 2012	–	–	306.1	–	–	8.5	314.6
Foreign currency translation	–	–	–	35.0	–	–	35.0
Change in cash flow hedges	–	–	–	(0.4)	–	–	(0.4)
Change in pension and postretirement plans, net of tax of $13.7 million	–	–	–	15.8	–	–	15.8
Cash dividends – $1.40 per share	–	–	(81.5)	–	–	–	(81.5)
Dividend reinvestment plan and other	0.1	1.3	(1.3)	–	–	(8.0)	(7.9)
Stock compensation plans	–	13.7	–	–	52.3	–	66.0
Share repurchases – 1,180,000 shares	–	–	–	–	(78.1)	–	(78.1)
Tax benefit from certain stock options	–	8.2	–	–	–	–	8.2

Balance at December 29, 2012	$67.4	$204.6	$2,067.0	$(124.2)	$(412.7)	$16.9	$1,819.0

See Notes to Consolidated Financial Statements.

66	SNAP-ON INCORPORATED

Consolidated Statements of Cash Flow

(Amounts in millions)	2012	2011	2010
Operating activities:
Net earnings	$314.6	$283.8	$193.0
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	50.2	49.3	48.7
Amortization of other intangibles	26.5	25.3	24.0
Provision for losses on finance receivables	18.7	13.3	13.9
Provision for losses on non-finance receivables	12.6	12.9	20.5
Stock-based compensation expense	32.1	20.3	14.9
Excess tax benefits from stock-based compensation	(8.2)	(2.8)	(1.5)
Deferred income tax (benefit) provision	29.3	5.1	(18.0)
Gain on sale of assets	(0.9)	(0.1)	(0.2)
Changes in operating assets and liabilities, net of effects of acquisition:
Increase in trade and other accounts receivable	(43.4)	(36.8)	(56.5)
Increase in contract receivables	(41.1)	(51.5)	(60.1)
Increase in inventories	(13.4)	(60.9)	(55.2)
Increase in prepaid and other assets	(24.8)	(35.7)	(26.1)
Increase (decrease) in accounts payable	16.6	(21.5)	26.2
Increase (decrease) in accruals and other liabilities	(39.5)	(72.2)	16.8

Net cash provided by operating activities	329.3	128.5	140.4

Investing activities:
Additions to finance receivables	(569.6)	(519.1)	(497.6)
Collections of finance receivables	445.5	356.9	245.2
Capital expenditures	(79.4)	(61.2)	(51.1)
Disposal of property and equipment	2.6	3.7	7.9
Proceeds from sale of equity investment	27.0	–	–
Acquisition of business	–	–	(7.7)
Other	0.8	0.1	0.3

Net cash used by investing activities	(173.1)	(219.6)	(303.0)

Financing activities:
Repayment of long-term debt	–	(200.0)	(150.0)
Proceeds from issuance of long-term debt	–	–	247.7
Proceeds from short-term borrowings	16.0	19.7	21.8
Repayments of short-term borrowings	(30.3)	(17.9)	(21.8)
Net increase (decrease) in other short-term borrowings	3.1	(1.2)	(0.2)
Cash dividends paid	(81.5)	(76.7)	(71.3)
Purchase of treasury stock	(78.1)	(37.4)	(8.7)
Proceeds from stock purchase and option plans	46.8	25.7	23.7
Excess tax benefits from stock-based compensation	8.2	2.8	1.5
Other	(11.2)	(8.7)	(7.9)

Net cash (used) provided by financing activities	(127.0)	(293.7)	34.8

Effect of exchange rate changes on cash and cash equivalents	(0.3)	(1.8)	0.6

Increase (decrease) in cash and cash equivalents	28.9	(386.6)	(127.2)
Cash and cash equivalents at beginning of year	185.6	572.2	699.4

Cash and cash equivalents at end of year	$214.5	$185.6	$572.2

Supplemental cash flow disclosures:
Cash paid for interest	$(55.6)	$(59.3)	$(55.4)
Net cash paid for income taxes	(93.6)	(128.8)	(118.3)

See Notes to Consolidated Financial Statements.

2012 ANNUAL REPORT	67

Notes to Consolidated Financial Statements

Note 1: Summary of Accounting Policies

Principles of consolidation and presentation: The Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly-owned and majority-owned subsidiaries (collectively, “Snap-on” or “the company”).

Snap-on accounts for investments in unconsolidated affiliates where Snap-on has a greater than 20% but less than 50% ownership interest under the equity method of accounting. Investments in unconsolidated affiliates of $13.5 million as of 2012 year end and $40.7 million as of 2011 year end are included in “Other assets” on the accompanying Consolidated Balance Sheets. In 2012, Snap-on sold its equity investment in a non-strategic, unconsolidated affiliate for $32.0 million, including $27.0 million of cash and a five year, $5.0 million note; there was no gain or loss on the sale. Equity investment dividends received in 2012, 2011 and 2010 were zero, $5.0 million and $2.0 million, respectively. In the normal course of business, the company may purchase products or services from unconsolidated affiliates; purchases from unconsolidated affiliates were $15.2 million, $20.1 million and $19.2 million in 2012, 2011 and 2010, respectively. The Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated.

Snap-on Credit LLC (“SOC”) is the company’s financial services operation in the United States. Snap-on terminated its SOC financial services joint venture agreement with CIT Group Inc. (“CIT”) in 2009 and subsequently acquired CIT’s 50%-ownership interest in SOC. As a result, SOC became a wholly-owned subsidiary of Snap-on and Snap-on began providing financing for the majority of new loans originated by SOC.

Fiscal year accounting period: Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. The 2012, 2011 and 2010 fiscal years each contained 52 weeks and ended on December 29, 2012 (“2012”), December 31, 2011 (“2011”), and January 1, 2011 (“2010”), respectively.

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

Snap-on also recognizes revenue related to multiple element arrangements, including sales of hardware, software and software-related services. When a sales arrangement contains multiple elements, such as hardware and software products and/or services, Snap-on uses the relative selling price method to allocate revenues between hardware and software elements. For software elements that are not essential to the hardware’s functionality and related software post-contract customer support, vendor specific objective evidence (“VSOE”) of fair value is used to further allocate revenue to each element based on its relative fair value and, when necessary, the residual method is used to assign value to the delivered elements when VSOE only exists for the undelivered elements. The amount assigned to the products or services is recognized when the product is delivered and/or when the services are performed. In instances where the product and/or services are performed over an extended period, as is the case with subscription agreements or the providing of ongoing support, revenue is generally recognized on a straight-line basis over the term of the agreement, which generally ranges from 12 to 60 months.

68	SNAP-ON INCORPORATED

Franchise fee revenue, including nominal, non-refundable initial fees, is recognized upon the granting of a franchise, which is when the company has performed substantially all initial services required by the franchise agreement. Franchise fee revenue also includes ongoing monthly fees (primarily for sales and business training and marketing and product promotion programs) that are recognized as the fees are earned. Franchise fee revenue totaled $9.9 million, $8.8 million and $9.0 million in fiscal 2012, 2011 and 2010, respectively.

Financial services revenue: Snap-on also generates revenue from various financing programs that include (i) loans to franchisees’ customers and Snap-on’s industrial and other customers for the purchase or lease of tools, equipment and diagnostics on an extended term payment plan; and (ii) business loans and vehicle leases to franchisees. These financing programs are offered through Snap-on’s finance subsidiaries. Financial services revenue consists primarily of finance loan receivable revenue and installment contract revenue. Revenue from interest income on the on-book financing portfolio is recognized over the life of the contracts, with interest computed on the average daily balances of the underlying contracts. Financial services revenue also includes servicing fee income received from CIT. Prior to July 2009, SOC substantially sold all of its loan originations to CIT on a limited recourse basis, and SOC retained the right to service such loans for a contractual servicing fee. Contractual servicing fees from CIT were $1.4 million, $2.3 million and $4.9 million in fiscal 2012, 2011 and 2010, respectively.

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

Financial services lease arrangements: Snap-on accounts for its financial services leases as direct financing or sales-type leases. The company determines the gross investment in the lease as the present value of the minimum lease payments using the interest rate implicit in the lease, net of amounts, if any, included therein for executor costs to be paid by Snap-on, together with any profit thereon. The difference between the gross investment in the lease and the cost of the leased property is reported as unearned finance charges. Unearned finance charges are amortized to income over the life of the contract, with interest computed on the average daily balance of the underlying contract. The default covenants included in the lease arrangements are usual and customary, consistent with industry practice, and do not impact the lease classification. Except in circumstances where the company has concluded that a lessee’s financial condition has deteriorated, the other default covenants under Snap-on’s lease arrangements are objectively determinable.

Research and engineering: Snap-on incurred research and engineering costs of $44.8 million, $41.2 million and $38.1 million in 2012, 2011 and 2010, respectively. Research and engineering costs are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

Internally developed software: Costs incurred in the development of software that will ultimately be sold are capitalized from the time technological feasibility has been attained and capitalization ceases when the related product is ready for general release. During 2012, 2011 and 2010, Snap-on capitalized $23.0 million, $19.5 million and $13.0 million, respectively, of such costs. Amortization of capitalized software development costs, which is included in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings, was $14.3 million in 2012, $12.6 million in 2011 and $10.9 million in 2010. Unamortized capitalized software development costs of $41.1 million as of 2012 year end and $33.1 million as of 2011 year end are included in “Other intangibles – net” on the accompanying Consolidated Balance Sheets.

Internal-use software: Costs that are incurred in creating software solutions and enhancements to those solutions are capitalized only during the application development stage of the project.

Shipping and handling: Amounts billed to customers for shipping and handling are included as a component of sales. Costs incurred by Snap-on for shipping and handling are included as a component of cost of goods sold when the costs relate to manufacturing activities. In 2012, 2011 and 2010, Snap-on incurred shipping and handling charges of $37.1 million, $39.3 million and $32.3 million, respectively, that were recorded in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings. Shipping and handling costs incurred in conjunction with selling or distribution activities are included as a component of operating expenses. In 2012, 2011 and 2010, Snap-on incurred shipping and handling charges of $65.4 million, $64.0 million and $60.8 million, respectively; these charges were recorded in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

2012 ANNUAL REPORT	69

Notes to Consolidated Financial Statements (continued)

Advertising and promotion: Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. For 2012, 2011 and 2010, advertising and promotion expenses totaled $50.1 million, $46.3 million and $41.1 million, respectively. Advertising and promotion costs are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

Warranties: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. See Note 15 for further information on warranties.

Foreign currency: The financial statements of Snap-on’s foreign subsidiaries are translated into U.S. dollars. Assets and liabilities of foreign subsidiaries are translated at current rates of exchange, and income and expense items are translated at the average exchange rate for the period. The resulting translation adjustments are recorded directly into “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets. Foreign exchange transactions, net of foreign currency hedges, resulted in pretax losses of $0.7 million, $2.6 million and $0.7 million in 2012, 2011 and 2010, respectively. Foreign exchange transaction gains and losses are reported in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings.

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

Deferred income taxes are provided for temporary differences arising from differences in bases of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. See Note 8 for further information on income taxes.

Per share data: Basic earnings per share calculations were computed by dividing net earnings attributable to Snap-on Incorporated by the corresponding weighted-average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Snap-on had dilutive shares totaling 669,503 shares, 533,056 shares and 390,833 shares, in 2012, 2011 and 2010, respectively. Options to purchase 296,643 shares, 2,218,407 shares and 667,208 shares of Snap-on common stock for the years ended 2012, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common stock for the respective year and, as a result, the effect on earnings per share would be anti-dilutive. Performance units and performance-based restricted stock units (“RSUs”) do not affect the diluted earnings per share calculation until it is determined that the applicable performance metrics have been met. See Note 13 for further information on performance awards and RSUs.

Stock-based compensation: Snap-on recognizes the cost of employee services in exchange for awards of equity instruments based on the grant date fair value of those awards. That cost, based on the estimated number of awards that are expected to vest, is recognized on a straight-line basis over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. The grant date fair value of employee stock options and similar instruments is estimated using the Black-Scholes valuation model.

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

70	SNAP-ON INCORPORATED

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

Cash equivalents: Snap-on considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of 2012 and 2011 year end, cash equivalents primarily consisted of AAA-rated money market funds of $84.8 million and $25.8 million, respectively. Cash equivalents are stated at cost, which approximates market value, and are considered to be Level 1 in the fair value hierarchy.

Receivables and allowances for doubtful accounts: All trade, finance and contract receivables are reported on the Consolidated Balance Sheets at their outstanding principal balance adjusted for any charge-offs and net of allowances for doubtful accounts. Finance and contract receivables also include accrued interest and loan acquisition costs, net of loan acquisition fees.

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

•

For finance and contract receivables, Snap-on assesses quantitative and qualitative factors through the use of credit quality indicators consisting primarily of customer credit risk scores combined with internal credit risk grades, collection experience and other internal metrics as follows:

•

Credit risk – Customer credit risk is monitored regularly on an account by account basis through customer credit scores obtained from major credit bureaus as well as through the use of internal proprietary, custom scoring models used to evaluate each transaction at the time of the application for credit and by periodically updating those credit scores for ongoing monitoring purposes. In addition, Snap-on evaluates credit quality through the use of a loan risk grading measurement system that provides a framework to analyze the finance and contract receivables on the basis of risk factors of the individual obligor as well as transaction specific risk.

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

Management performs detailed reviews of its receivables on a monthly and/or quarterly basis to assess the adequacy of the allowances based on historical and current trends and other factors affecting credit losses and to determine if any impairment has occurred. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the agreement. In circumstances where the company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are maintained through adjustments to the provision for credit losses, which are charged to current period

2012 ANNUAL REPORT	71

Notes to Consolidated Financial Statements (continued)

earnings; amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously charged-off accounts increase the allowances. Net charge-offs include the principal amount of losses charged off as well as charged-off interest and fees. Recovered interest and fees previously charged-off are recorded through the allowances for doubtful accounts and increase the allowances. Finance receivables are assessed for charge-off when an account becomes 120 days past due and are charged-off typically within 60 days of asset repossession. Contract receivables related to equipment leases are generally charged-off when an account becomes 150 days past due, while contract receivables related to franchise finance and van leases are generally charged off up to 180 days past the asset return. For finance and contract receivables, customer bankruptcies are generally charged-off upon notification that the associated debt is not being reaffirmed or, in any event, no later than 180 days past due.

Snap-on does not believe that its trade accounts, finance or contract receivables represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. See Note 3 for further information on receivables and allowances for doubtful accounts.

Other accrued liabilities: Supplemental balance sheet information for “Other accrued liabilities” as of 2012 and 2011 year end is as follows:

(Amounts in millions)	2012	2011
Income taxes	$19.6	$11.7
Accrued restructuring	7.2	8.4
Accrued warranty	18.9	18.6
Deferred subscription revenue	24.8	24.9
Accrued property, payroll and other tax	32.9	30.4
Accrued selling and promotion expense	26.6	29.1
Other	117.9	132.8

Total other accrued liabilities	$247.9	$255.9

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

72	SNAP-ON INCORPORATED

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

Accumulated other comprehensive loss: The components of “Accumulated other comprehensive loss” (“Accumulated OCI”) on the accompanying Consolidated Balance Sheets as of 2012 and 2011 year end are as follows:

(Amounts in millions)	2012	2011
Foreign currency translation adjustment	$129.7	$94.7
Unamortized loss on pension and postretirement benefit plans, net of tax of $144.1 million and $157.8 million, respectively	(255.6)	(271.4)
Other	1.7	2.1

Accumulated OCI	$(124.2)	$(174.6)

New accounting standards

Indefinite-lived Intangible Assets

The Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance in July 2012 to amend previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment; the guidance becomes effective for Snap-on at the beginning of its 2013 fiscal year. The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, a quantitative impairment test would still be required. Annual impairment tests are performed by the company in the second quarter of each year. The adoption of this updated authoritative guidance is not expected to have a significant impact on the company’s Consolidated Financial Statements.

Goodwill

The FASB issued updated authoritative guidance in September 2011 to amend previous guidance on the annual and interim testing of goodwill for impairment; the guidance became effective for Snap-on at the beginning of its 2012 fiscal year. The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more- likely-than-not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the two-step impairment test would still be required. The company did not elect to perform a qualitative assessment in 2012. As a result, the adoption of this updated authoritative guidance had no impact on the company’s Consolidated Financial Statements.

Fair Value Measurements

The FASB issued updated authoritative guidance in May 2011 to amend fair value measurements and related disclosures; the guidance became effective for Snap-on at the beginning of its 2012 fiscal year. This guidance relates to a major convergence project of the FASB and the International Accounting Standards Board to improve International Financial Reporting Standards (“IFRS”) and U.S. GAAP. This guidance resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. The guidance also changed some fair value measurement principles and enhanced disclosure requirements related to activities in Level 3 of the fair value hierarchy. The adoption of this updated authoritative guidance had no impact on the company’s Consolidated Financial Statements.

2012 ANNUAL REPORT	73

Notes to Consolidated Financial Statements (continued)

Disclosures Relating to Comprehensive Income

The FASB issued updated authoritative guidance in June 2011 to amend the presentation of comprehensive income in financial statements. The FASB also issued an accounting standards update in December 2011 that indefinitely deferred certain financial statement presentation provisions contained in its original June 2011 guidance. The guidance, which became effective for Snap-on on a retrospective basis at the beginning of its 2012 fiscal year, gives companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. Under both alternatives, companies are required to annually present each component of comprehensive income. The adoption of this updated authoritative guidance impacted the presentation of the company’s Consolidated Statements of Comprehensive Income, but it did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

Note 2: Acquisitions

Snap-on acquired a 60% interest in Snap-on Asia Manufacturing (Zhejiang) Co. Ltd. (“Xiaoshan”) (formerly known as Wanda Snap-on (Zhejiang) Co. Ltd.), the company’s tool manufacturing operation in Xiaoshan, China, in 2008. Snap-on acquired the remaining 40% redeemable noncontrolling interest in Xiaoshan in April 2010 for a purchase price of $7.7 million and $0.1 million of transaction costs.

Note 3: Receivables

Trade and Other Accounts Receivable

Snap-on’s trade and other accounts receivable primarily arise from the sale of tools, diagnostics and equipment to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel on a non-extended-term basis with payment terms generally ranging from 30 to 120 days.

The components of Snap-on’s trade and other accounts receivable as of 2012 and 2011 year end are as follows:

(Amounts in millions)	2012	2011
Trade and other accounts receivable	$516.9	$485.5
Allowances for doubtful accounts	(19.0)	(22.0)

Total trade and other accounts receivable – net	$497.9	$463.5

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

Snap-on’s finance receivables are comprised of extended-term installment loans to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools, diagnostics and equipment on an extended-term payment plan, generally with average payment terms of 32 months. Contract receivables, with payment terms of up to 10 years, are comprised of extended-term installment loans to a broad base of industrial and other customers worldwide, including shop owners, both independents and national chains, for their purchase of tools, diagnostics and equipment. Contract receivables also include extended-term installment loans to franchisees to meet a number of financing needs including van and truck leases, working capital loans, and loans to enable new franchisees to fund the purchase of the franchise. Finance and contract receivables are generally secured by the underlying tools, diagnostics or equipment financed and, for installment loans to franchisees, other franchisee assets.

Snap-on did not purchase or sell any finance or contract receivables during 2012, 2011 or 2010.

74	SNAP-ON INCORPORATED

The components of Snap-on’s current finance and contract receivables as of 2012 and 2011 year end are as follows:

(Amounts in millions)	2012	2011
Finance receivables, net of unearned finance charges of $8.4 million and $7.6 million, respectively	$331.7	$285.3
Contract receivables, net of unearned finance charges of $9.3 million and $9.1 million, respectively	63.7	51.2

Total	395.4	336.5

Allowances for doubtful accounts:
Finance receivables	(8.6)	(8.1)
Contract receivables	(1.0)	(1.5)

Total	(9.6)	(9.6)

Total current finance and contract receivables – net	$385.8	$326.9

Finance receivables – net	$323.1	$277.2
Contract receivables – net	62.7	49.7

Total current finance and contract receivables – net	$385.8	$326.9

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of 2012 and 2011 year end are as follows:

(Amounts in millions)	2012	2011
Finance receivables, net of unearned finance charges of $11.8 million and $9.4 million, respectively	$512.5	$447.9
Contract receivables, net of unearned finance charges of $18.1 million and $12.1 million, respectively	196.6	167.7

Total	709.1	615.6

Allowances for doubtful accounts:
Finance receivables	(17.9)	(16.1)
Contract receivables	(2.2)	(2.6)

Total	(20.1)	(18.7)

Total long-term finance and contract receivables – net	$689.0	$596.9

Finance receivables – net	$494.6	$431.8
Contract receivables – net	194.4	165.1

Total long-term finance and contract receivables – net	$689.0	$596.9

Long-term finance and contract receivables installments, net of unearned finance charges, as of 2012 and 2011 year end are scheduled as follows:

(Amounts in millions)	2012		2011
	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Due in Months:
13 – 24	$261.1	$54.6	$223.8	$44.9
25 – 36	160.1	45.4	141.9	37.0
37 – 48	65.1	32.4	59.2	28.6
49 – 60	25.5	21.4	22.4	18.6
Thereafter	0.7	42.8	0.6	38.6

Total	$512.5	$196.6	$447.9	$167.7

2012 ANNUAL REPORT	75

Notes to Consolidated Financial Statements (continued)

Delinquency is the primary indicator of credit quality for finance and contract receivables. Receivable balances are considered delinquent when contractual payments on the loans become 30 days past due.

Finance receivables are generally placed on nonaccrual status (nonaccrual of interest and other fees) (i) when a customer is placed on repossession status; (ii) upon receipt of notification of bankruptcy; (iii) upon notification of the death of a customer; or (iv) in other instances in which management concludes collectability is not reasonably assured. Finance receivables that are considered nonperforming include receivables that are on nonaccrual status and receivables that are generally more than 90 days past due.

Contract receivables are generally placed on nonaccrual status (i) when a receivable is more than 90 days past due or at the point a customer’s account is placed on terminated status regardless of its delinquency status; (ii) upon notification of the death of a customer; or (iii) in other instances in which management concludes collectability is not reasonably assured. Contract receivables that are considered nonperforming include receivables that are on nonaccrual status and receivables that are generally more than 90 days past due.

The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis; however, in circumstances where the company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the loan agreement. Impaired receivables are covered by the company’s finance and contract allowances for doubtful accounts reserves and are charged-off against the reserves when appropriate. As of 2012 and 2011 year end, there were $13.4 million and $11.5 million, respectively, of impaired finance receivables, and there were $0.9 million and $0.7 million, respectively, of impaired contract receivables.

The aging of finance and contract receivables as of 2012 and 2011 year end is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
2012 year end:
Finance receivables	$9.2	$5.5	$8.4	$23.1	$821.1	$844.2	$6.2
Contract receivables	1.3	0.6	1.0	2.9	257.4	260.3	0.3

2011 year end:
Finance receivables	$8.0	$3.0	$6.6	$17.6	$715.6	$733.2	$4.8
Contract receivables	0.9	0.4	0.6	1.9	217.0	218.9	0.2

The amount of performing and nonperforming finance and contract receivables based on payment activity as of 2012 and 2011 year end is as follows:

	2012		2011
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$830.8	$259.4	$721.7	$218.2
Nonperforming	13.4	0.9	11.5	0.7

Total	$844.2	$260.3	$733.2	$218.9

The amount of finance and contract receivables on nonaccrual status as of 2012 and 2011 year end is as follows:

(Amounts in millions)	2012	2011
Finance receivables	$7.2	$6.8
Contract receivables	0.9	0.7

76	SNAP-ON INCORPORATED

The following is a rollforward of the allowances for credit losses for finance and contract receivables for 2012 and 2011:

	2012		2011
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of year	$24.2	$4.1	$21.5	$4.0
Provision for bad debt expense	18.7	0.5	13.3	0.8
Charge-offs	(20.6)	(1.7)	(14.3)	(1.5)
Recoveries	4.2	0.3	3.8	0.8
Currency translation	–	–	(0.1)	–

End of year	$26.5	$3.2	$24.2	$4.1

The following is a rollforward of the combined allowances for doubtful accounts related to trade and other accounts receivable, as well as finance and contract receivables for 2012, 2011 and 2010:

(Amounts in millions)	Balance at Beginning of Year	Expenses	Deductions (1)	Balance at End of Year
Allowances for doubtful accounts:
2012	$50.3	$31.3	$(32.9)	$48.7
2011	52.5	26.2	(28.4)	50.3
2010	40.6	34.4	(22.5)	52.5

(1)	Represents write-offs of bad debts, net of recoveries, and the net impact of currency translation.

The increase in the allowances for doubtful accounts over beginning-of-year 2010 levels primarily reflects the building of allowances as a result of the growth of the on-book finance portfolio at SOC following the July 2009 termination of the company’s financial services joint venture with CIT.

Prior to the termination of the financial services joint venture with CIT, SOC sold substantially all new finance and contract loan originations to CIT on a limited recourse basis and SOC retained the right to service such loans for a contractual servicing fee. As of 2012 year end, the remaining portfolio of receivables owned by CIT that is being serviced by SOC was $53.8 million. Contractual servicing fees were $1.4 million in 2012, $2.3 million in 2011 and $4.9 million in 2010.

Note 4: Inventories

Inventories by major classification as of 2012 and 2011 year end are as follows:

(Amounts in millions)	2012	2011
Finished goods	$353.6	$343.8
Work in progress	38.6	32.2
Raw materials	83.8	80.5

Total FIFO value	476.0	456.5
Excess of current cost over LIFO cost	(71.8)	(70.1)

Total inventories – net	$404.2	$386.4

2012 ANNUAL REPORT	77

Notes to Consolidated Financial Statements (continued)

Inventories accounted for using the FIFO method as of 2012 and 2011 year end approximated 60% and 62%, respectively, of total inventories. The company accounts for its non-U.S. inventory on the FIFO method. As of 2012 year end, approximately 26% of the company’s U.S. inventory was accounted for using the FIFO method and 74% was accounted for using the LIFO method. There were no LIFO inventory liquidations in 2012, 2011 or 2010.

Note 5: Property and Equipment

Snap-on’s property and equipment values (which are carried at cost) as of 2012 and 2011 year end are as follows:

(Amounts in millions)	2012	2011
Land	$19.4	$19.8
Buildings and improvements	286.2	274.9
Machinery, equipment and computer software	684.6	632.3

Property and equipment – gross	990.2	927.0
Accumulated depreciation and amortization	(615.0)	(574.1)

Property and equipment – net	$375.2	$352.9

The estimated service lives of property and equipment are principally as follows:

Buildings and improvements	3 to 50 years
Machinery, equipment and computer software	2 to 15 years

The cost and accumulated depreciation of property and equipment under capital leases as of 2012 and 2011 year end are as follows:

(Amounts in millions)	2012	2011
Buildings and improvements	$27.4	$30.0
Machinery, equipment and computer software	1.6	1.6
Accumulated depreciation	(11.3)	(10.6)

Net book value	$17.7	$21.0

Depreciation expense was $50.2 million, $49.3 million and $48.7 million in 2012, 2011 and 2010, respectively.

During the fourth quarter of 2012, Snap-on committed to a plan to sell its former Newmarket, Canada, tool storage manufacturing facility; this facility was closed as a result of the 2011 consolidation of the company’s North American tool storage operations. The Newmarket facility, which is part of the Snap-on Tools Group segment, has been designated as held for sale and is expected to sell in 2013. The facility’s $7.2 million net book value, which consists of land and building, has been reclassified to “Prepaid expenses and other assets” as of December 29, 2012, on the accompanying Consolidated Balance Sheets. The company does not expect to incur a loss on the sale of this facility.

Note 6: Intangible and Other Assets

The changes in the carrying amount of goodwill by segment for 2012 and 2011 are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of 2010 year end	$299.3	$12.5	$486.6	$798.4
Currency translation	(2.3)	–	(0.3)	(2.6)

Balance as of 2011 year end	297.0	12.5	486.3	795.8
Currency translation	9.9	–	1.7	11.6

Balance as of 2012 year end	$306.9	$12.5	$488.0	$807.4

78	SNAP-ON INCORPORATED

Additional disclosures related to other intangible assets as of 2012 and 2011 year end are as follows:

	2012		2011
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$135.3	$(54.1)	$134.4	$(45.3)
Developed technology	19.4	(18.8)	19.1	(16.8)
Internally developed software	107.2	(66.1)	85.1	(52.0)
Patents	28.1	(19.4)	27.2	(17.8)
Trademarks	2.6	(1.4)	2.4	(1.2)
Other	7.1	(1.2)	7.0	(0.9)

Total	299.7	(161.0)	275.2	(134.0)
Non-amortized trademarks	48.5	–	47.1	–

Total other intangible assets	$348.2	$(161.0)	$322.3	$(134.0)

Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of 2012 year end, the company has no accumulated impairment losses.

The weighted-average amortization periods related to other intangible assets are as follows:

In Years
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

The aggregate amortization expense for 2012, 2011 and 2010 was $26.5 million, $25.3 million and $24.0 million, respectively. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $22.6 million in 2013, $16.4 million in 2014, $12.3 million in 2015, $10.2 million in 2016, and $9.8 million in 2017.

2012 ANNUAL REPORT	79

Notes to Consolidated Financial Statements (continued)

Note 7: Exit and Disposal Activities

Snap-on recorded costs associated with exit and disposal activities of $16.5 million and $12.2 million during 2012 and 2011, respectively. The 2012 and 2011 costs associated with exit and disposal activities by operating segment are as follows:

(Amounts in millions)	2012	2011
Exit and disposal costs:
Cost of goods sold:
Commercial & Industrial Group	$3.6	$2.9
Snap-on Tools Group	7.1	3.7
Repair Systems & Information Group	0.2	1.0

Total cost of goods sold	10.9	7.6
Operating expenses:
Commercial & Industrial Group	5.3	2.7
Snap-on Tools Group	0.1	0.6
Repair Systems & Information Group	0.2	1.1
Corporate	–	0.2

Total operating expenses	5.6	4.6

Total exit and disposal costs:
Commercial & Industrial Group	8.9	5.6
Snap-on Tools Group	7.2	4.3
Repair Systems & Information Group	0.4	2.1
Corporate	–	0.2

Total exit and disposal costs	$16.5	$12.2

Costs associated with exit and disposal activities in 2012 primarily related to the settlement of a pension plan as a result of the 2011 closure of the company’s former Newmarket, Canada, facility as well as headcount reductions, largely to improve the company’s cost structure in Europe. Of the $16.5 million of exit and disposal costs incurred in 2012, $8.8 million qualified for accrual treatment. Of the $12.2 million of exit and disposal costs incurred in 2011, $8.2 million qualified for accrual treatment.

Snap-on’s exit and disposal accrual activity related to 2012 and 2011 actions is as follows:

(Amounts in millions)	Balance at 2010 Year End	Provision in 2011	Usage in 2011	Balance at 2011 Year End	Provision (reversal) in 2012	Usage in 2012	Balance at 2012 Year End
Severance costs:
Commercial & Industrial Group	$2.8	$4.3	$(3.5)	$3.6	$8.7	$(6.1)	$6.2
Snap-on Tools Group	3.5	1.8	(4.7)	0.6	(0.1)	(0.4)	0.1
Repair Systems & Information Group	3.3	2.1	(1.6)	3.8	0.2	(3.3)	0.7
Corporate	0.2	–	(0.2)	–	–	–	–

Facility-related costs:
Commercial & Industrial Group	0.5	–	(0.1)	0.4	–	(0.2)	0.2
Snap-on Tools Group	0.2	–	(0.2)	–	–	–	–

Total	$10.5	$8.2	$(10.3)	$8.4	$8.8	$(10.0)	$7.2

80	SNAP-ON INCORPORATED

Snap-on reduced headcount by approximately 150 employees in 2012 as part of its restructuring actions. The exit and disposal accrual of $7.2 million as of 2012 year end is expected to be fully utilized in 2013.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 8: Income Taxes

The source of earnings before income taxes and equity earnings consisted of the following:

(Amounts in millions)	2012	2011	2010
United States	$365.2	$335.5	$204.5
Foreign	95.0	77.4	72.9

Total	$460.2	$412.9	$277.4

The provision (benefit) for income taxes consisted of the following:
(Amounts in millions)	2012	2011	2010
Current:
Federal	$80.3	$88.4	$74.8
Foreign	26.1	26.0	22.8
State	12.5	14.2	8.0

Total current	118.9	128.6	105.6

Deferred:
Federal	32.7	8.4	(13.8)
Foreign	(8.2)	(0.8)	(2.2)
State	4.8	(2.5)	(2.0)

Total deferred	29.3	5.1	(18.0)

Total income tax provision	$148.2	$133.7	$87.6

The following is a reconciliation of the statutory federal income tax rate to Snap-on’s effective tax rate:
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	2.5	2.7	2.5
Noncontrolling interests	(0.6)	(0.6)	(0.7)
Repatriation of foreign earnings	(1.3)	(1.9)	(1.7)
Change in valuation allowance for deferred tax assets	1.0	(0.1)	0.5
Adjustments to tax accruals and reserves	(1.7)	0.2	(1.7)
Foreign rate differences	(1.5)	(1.6)	(2.0)
Domestic production activities deduction	(1.6)	(0.1)	(0.1)
Other	0.4	(1.2)	(0.2)

Effective tax rate	32.2%	32.4%	31.6%

2012 ANNUAL REPORT	81

Notes to Consolidated Financial Statements (continued)

Temporary differences that give rise to the net deferred income tax asset as of 2012, 2011 and 2010 year end are as follows:

(Amounts in millions)	2012	2011	2010
Current deferred income tax assets (liabilities):
Inventories	$25.0	$24.2	$21.2
Accruals not currently deductible	60.4	73.4	67.5
Valuation allowance	(3.7)	(5.6)	(3.2)

Total current (included in deferred income tax assets and other accrued liabilities)	81.7	92.0	85.5

Long-term deferred income tax assets (liabilities):
Employee benefits	108.1	133.9	109.2
Net operating losses	59.2	52.2	46.9
Depreciation and amortization	(161.4)	(150.4)	(126.0)
SOC securitizations	0.4	(1.4)	(6.8)
Valuation allowance	(40.2)	(34.8)	(36.9)
Equity-based compensation	17.1	14.8	9.2
Other	–	2.8	1.5

Total long term	(16.8)	17.1	(2.9)

Net deferred income tax asset	$64.9	$109.1	$82.6

As of 2012 year end, Snap-on had tax net operating loss carryforwards totaling $313.2 million as follows:

(Amounts in millions)	State	United States	Foreign	Total
Year of expiration:
2013 – 2017	$–	$–	$29.6	$29.6
2018 – 2022	0.1	–	0.2	0.3
2023 – 2027	3.6	–	45.1	48.7
2028 – 2032	128.9	–	–	128.9
Indefinite	–	–	105.7	105.7

Total net operating loss carryforwards	$132.6	$–	$180.6	$313.2

A valuation allowance totaling $43.9 million, $40.4 million and $40.1 million as of 2012, 2011 and 2010 year end, respectively, has been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more- likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period fluctuate.

82	SNAP-ON INCORPORATED

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2012, 2011 and 2010:

(Amounts in millions)	2012	2011	2010
Unrecognized tax benefits at beginning of year	$11.0	$11.1	$17.5
Gross increases – tax positions in prior periods	0.7	0.5	0.6
Gross decreases – tax positions in prior periods	(4.9)	(0.4)	(0.4)
Gross increases – tax positions in the current period	1.2	2.8	3.1
Settlements with taxing authorities	–	(1.2)	(9.5)
Increase related to acquired business	–	–	0.4
Lapsing of statutes of limitations	(1.2)	(1.8)	(0.6)

Unrecognized tax benefits at end of year	$6.8	$11.0	$11.1

Of the $6.8 million, $11.0 million and $11.1 million of unrecognized tax benefits as of 2012, 2011 and 2010 year end, respectively, approximately $4.1 million, $9.1 million and $11.1 million, respectively, would impact the effective income tax rate if recognized.

Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During 2012 and 2011, the company reversed a net $0.5 million and $1.4 million, respectively, of interest and penalties to income associated with unrecognized tax benefits. As of 2012, 2011 and 2010 year end, the company has provided for $1.6 million, $1.6 million and $2.8 million, respectively, of accrued interest and penalties related to unrecognized tax benefits. The unrecognized tax benefits and related accrued interest and penalties are included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease by a range of zero to $2.4 million. Over the next 12 months, Snap-on anticipates taking uncertain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase by a range of zero to $1.6 million over the next 12 months for uncertain tax positions expected to be taken in future tax filings.

With few exceptions, Snap-on is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years prior to 2008, and Snap-on is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2006.

The undistributed earnings of all non-U.S. subsidiaries totaled $492.2 million, $416.4 million and $386.5 million as of 2012, 2011 and 2010 year end, respectively. Snap-on has not provided any deferred taxes on these undistributed earnings as it considers the undistributed earnings to be permanently invested. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

2012 ANNUAL REPORT	83

Notes to Consolidated Financial Statements (continued)

Note 9: Short-term and Long-term Debt

Short-term and long-term debt as of 2012 and 2011 year end consisted of the following:

(Amounts in millions)	2012	2011
5.85% unsecured notes due March 2014	$100.0	$100.0
5.50% unsecured notes due 2017	150.0	150.0
4.25% unsecured notes due 2018	250.0	250.0
6.70% unsecured notes due 2019	200.0	200.0
6.125% unsecured notes due 2021	250.0	250.0
Other debt*	25.6	34.1

	975.6	984.1
Less: notes payable	(5.2)	(16.2)

Total long-term debt	$970.4	$967.9

*	Includes fair value adjustments related to interest rate swaps.

The annual maturities of Snap-on’s long-term debt and notes payable over the next five years are $5.2 million in 2013, $100.0 million in 2014, no maturities in 2015 or 2016, and $150.0 million in 2017.

Average notes payable outstanding were $14.1 million in 2012 and $15.8 million in 2011. The weighted-average interest rate on notes payable was 6.34% in 2012 and 6.14% in 2011. As of 2012 and 2011 year end, the weighted-average interest rate on outstanding notes payable was 6.36% and 6.57%, respectively. No commercial paper was outstanding as of 2012 or 2011 year end.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on December 8, 2016; as of 2012 year end, no amounts were outstanding under this facility. Borrowings under the $500 million revolving credit facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus equity (including noncontrolling interests) of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of 2012 year end the company’s actual ratios of 0.35 and 1.55, respectively, were both within the permitted ranges set forth in this financial covenant.

Snap-on also has a 364-day loan and servicing agreement that allows Snap-on to borrow up to $200 million (subject to borrowing base requirements) through the pledging of finance receivables under an asset-backed commercial paper conduit facility; the loan and servicing agreement expires on September 27, 2013 (unless earlier terminated or subsequently extended pursuant to the terms of the agreement). As of 2012 year end, no amounts were outstanding under the loan and servicing agreement.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility discussed above, Snap-on’s debt agreements and credit facilities, including the $200 million loan and servicing agreement, also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of 2012 year end, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

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

84	SNAP-ON INCORPORATED

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

Foreign currency risk management: Snap-on has significant international operations and is subject to certain risks inherent with foreign operations that include currency fluctuations. Foreign currency exchange risk exists to the extent that Snap-on has payment obligations or receipts denominated in currencies other than the functional currency, including intercompany loans denominated in foreign currencies. To manage these exposures, Snap-on identifies naturally offsetting positions and then purchases hedging instruments to protect the residual net exposures. Snap-on manages most of these exposures on a consolidated basis, which allows for netting of certain exposures to take advantage of natural offsets. Foreign currency forward contracts (“foreign currency forwards”) are used to hedge the net exposures. Gains or losses on net foreign currency hedges are intended to offset losses or gains on the underlying net exposures in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. Snap-on’s foreign currency forwards are typically not designated as hedges. The fair value changes of these contracts are reported in earnings as foreign exchange gain or loss, which is included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings.

As of 2012 year end, Snap-on had $199.0 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $90.0 million in euros, $74.9 million in Swedish kronor, $34.7 million in Australian dollars, $33.0 million in British pounds, $12.0 million in Singapore dollars, $7.0 million in Hong Kong dollars, $5.1 million in South Korean won, $2.5 million in Chilean pesos, and $3.5 million in other currencies, and sell contracts including $41.6 million in Canadian dollars, $11.1 million in Japanese yen, $3.5 million in Argentine pesos, $2.6 million in Turkish lira, and $4.9 million in other currencies. As of 2011 year end, Snap-on had $183.8 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $85.2 million in euros, $59.8 million in Swedish kronor, $35.3 million in British pounds, $32.4 million in Australian dollars, $18.8 million in Singapore dollars, $6.1 million in Hong Kong dollars, $5.7 million in Norwegian kroner, $4.1 million in South Korean won, $4.1 million in Danish kroner, and $2.3 million in Chilean pesos, and sell contracts including $51.1 million in Canadian dollars, $12.3 million in Japanese yen, $3.6 million in Turkish lira, and $3.0 million in other currencies.

Interest rate risk management: Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements. Treasury lock agreements are used from time to time to manage potential changes in interest rates in anticipation of the issuance or sale of certain financial instruments.

Interest rate swap agreements: Snap-on enters into interest rate swap agreements (“interest rate swaps”) to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Consolidated Statements of Earnings. The effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100.0 million as of both 2012 and 2011 year end.

Treasury lock agreements: Snap-on enters into treasury lock agreements (“treasury locks”) from time to time to manage the potential change in interest rates in anticipation of issuing fixed rate debt. Treasury locks are accounted for as cash flow hedges. The effective differentials paid or received on treasury locks related to the anticipated issuance of fixed rate debt are recognized as adjustments to “Interest expense” on the accompanying Consolidated Statements of Earnings. There were no treasury locks outstanding as of 2012 or 2011 year end, and no treasury locks were settled in 2012 or 2011. In 2010, Snap-on settled treasury locks of $125 million associated with the company’s issuance of $250 million of fixed rate, long-term notes in December 2010.

2012 ANNUAL REPORT	85

Notes to Consolidated Financial Statements (continued)

Fair value measurements: Snap-on has derivative assets and liabilities that are measured at Level 2 fair value (primarily based on observable market information) on a recurring basis. The fair value of derivative instruments included within the Consolidated Balance Sheets as of 2012 and 2011 year end are as follows:

(Amounts in millions)	Balance Sheet Presentation	2012		2011
		Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$21.4	$–	$19.0	$–

Derivatives not designated as hedging instruments:
Foreign currency forwards	Prepaid expenses and other assets	8.9	–	4.3	–
Foreign currency forwards	Other accrued liabilities	–	1.8	–	11.0

Total		8.9	1.8	4.3	11.0

Total derivative instruments		$30.3	$1.8	$23.3	$11.0

As of 2012 and 2011 year end, the fair value adjustment to long-term debt related to the interest rate swaps was $21.4 million and $19.0 million, respectively.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. The company did not have any assets or liabilities measured at Level 1 or Level 3, or implement any changes in its valuation techniques as of and for the 2012 and 2011 years ended.

The effect of derivative instruments designated as fair value hedges as included in the Consolidated Statements of Earnings is as follows:

(Amounts in millions)	Statement of Earnings Presentation	Effective Portion of Gain Recognized in Income
		2012	2011	2010
Derivatives designated as fair value hedges:

Interest rate swaps	Interest expense	$3.4	$4.9	$4.9

The effects of derivative instruments designated as cash flow hedges as included in Accumulated OCI on the Consolidated Balance Sheets and the Consolidated Statements of Earnings are as follows:

(Amounts in millions)	Effective Portion of Gain Recognized in Accumulated OCI			Statement of Earnings Presentation	Effective Portion of Gain Reclassified from Accumulated OCI into Income
	2012	2011	2010		2012	2011	2010

Derivatives designated as cash flow hedges:

Treasury locks	$–	$–	$2.1	Interest expense	$0.4	$0.4	$–

Firm commitments	–	–	0.1	Net sales	–	–	0.1

86	SNAP-ON INCORPORATED

The effect of derivative instruments not designated as hedging instruments as included in the Consolidated Statements of Earnings is as follows:

	Statement of Earnings Presentation	Gain Recognized in Income
(Amounts in millions)		2012	2011	2010
Derivatives not designated as hedging instruments:

Foreign currency forwards	Other income (expense) – net	$11.0	$7.8	$4.6

Snap-on’s foreign currency forwards are typically not designated as hedges for financial reporting purposes. The fair value changes of derivatives not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. The $11.0 million derivative gain recognized in 2012 was more than offset by transaction losses on net exposures of $11.7 million, resulting in a net foreign exchange loss of $0.7 million. The $7.8 million derivative gain recognized in 2011 was more than offset by transaction losses on net exposures of $10.4 million, resulting in a net foreign exchange loss of $2.6 million. The $4.6 million derivative gain recognized in 2010 was more than offset by transaction losses on net exposures of $5.3 million, resulting in a net foreign exchange loss of $0.7 million. The resulting net foreign exchange losses are included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. See Note 16 for additional information on “Other income (expense) – net.”

As of 2012 year end, the maximum maturity date of any fair value hedge was nine years. During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $0.3 million after tax at the time the underlying hedge transactions are realized.

See the accompanying Consolidated Statements of Comprehensive Income for additional information on changes in comprehensive income.

Counterparty risk: Snap-on is exposed to credit losses in the event of non-performance by the counterparties to its various financial agreements, including its foreign currency forward contracts and interest rate swap agreements. Snap-on does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparties and generally enters into agreements with financial institution counterparties with a credit rating of A- or better. Snap-on does not anticipate non-performance by its counterparties, but cannot provide assurances.

Fair value of financial instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements as of 2012 and 2011 year end are as follows:

	2012		2011
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$817.7	$948.9	$709.0	$815.0
Contract receivables – net	257.1	300.6	214.8	246.7
Long-term debt and notes payable	975.6	1,126.7	984.1	1,101.5

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

•

Fair value of long-term debt was estimated, using Level 2 fair value measurements, based on quoted market values of Snap-on’s publicly traded senior debt. The carrying value of long-term debt includes adjustments related to fair value hedges. The fair value of notes payable approximates such instruments’ carrying value due to their short-term nature.

2012 ANNUAL REPORT	87

Notes to Consolidated Financial Statements (continued)

•

The fair value of all other financial instruments including cash equivalents, trade and other accounts receivable, accounts payable and other financial instruments approximates such instruments’ carrying value due to their short-term nature.

Note 11: Pension Plans

Snap-on has several non-contributory defined benefit pension plans covering most U.S. employees and certain employees in foreign countries. Snap-on also has foreign contributory defined benefit pension plans covering certain foreign employees. Retirement benefits are generally provided based on employees’ years of service and average earnings or stated amounts for years of service. Normal retirement age is 65, with provisions for earlier retirement. In 2012, the company settled a Canadian pension plan following the 2011 closure of its former Newmarket, Canada, facility.

The status of Snap-on’s pension plans as of 2012 and 2011 year end are as follows:

(Amounts in millions)	2012	2011
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,169.7	$1,037.4
Service cost	21.1	19.1
Interest cost	52.0	53.9
Plan participants’ contributions	1.3	1.4
Plan settlements	(13.6)	–
Plan curtailments	(0.1)	–
Benefits paid	(55.8)	(53.5)
Plan amendments	(10.2)	0.9
Actuarial loss	57.9	112.3
Foreign currency impact	7.0	(1.8)

Benefit obligation at end of year	$1,229.3	$1,169.7

Change in plan assets:
Fair value of plan assets at beginning of year	$846.1	$793.0
Actual return on plan assets	94.3	45.4
Plan participants’ contributions	1.3	1.4
Employer contributions	87.5	61.0
Benefits paid	(55.8)	(53.5)
Plan settlements	(13.6)	–
Foreign currency impact	4.2	(1.2)

Fair value of plan assets at end of year	$964.0	$846.1

Unfunded status at end of year	$(265.3)	$(323.6)

Amounts recognized in the Consolidated Balance Sheets as of 2012 and 2011 year end are as follows:

(Amounts in millions)	2012	2011
Other assets	$–	$0.1
Accrued benefits	(4.6)	(6.0)
Pension liabilities	(260.7)	(317.7)

Net liability	$(265.3)	$(323.6)

88	SNAP-ON INCORPORATED

Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2012 and 2011 year end are as follows:

(Amounts in millions)	2012	2011
Net loss, net of tax of $147.1 million and $155.6 million, respectively	$(260.4)	$(268.0)
Prior service credit (cost), net of tax of $2.5 million and $1.9 million, respectively	4.0	(3.0)

	$(256.4)	$(271.0)

The accumulated benefit obligation for Snap-on’s pension plans as of 2012 and 2011 year end was $1,170.6 million and $1,123.1 million, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for Snap-on’s pension plans in which the accumulated benefit obligation exceeds the fair value of plan assets as of 2012 and 2011 year end are as follows:

(Amounts in millions)	2012	2011
Projected benefit obligation	$1,229.3	$1,116.4
Accumulated benefit obligation	1,170.6	1,074.1
Fair value of plan assets	964.0	796.0
The components of net periodic benefit cost and changes recognized in “Other comprehensive income (loss)” (“OCI”) are as follows:
(Amounts in millions)	2012	2011	2010
Net periodic benefit cost:
Service cost	$21.1	$19.1	$16.5
Interest cost	52.0	53.9	54.2
Expected return on plan assets	(66.6)	(58.7)	(57.9)
Amortization of prior service cost	1.2	1.1	1.2
Amortization of unrecognized loss	41.4	31.1	19.4
Settlement loss recognized	6.8	–	–
Curtailment loss recognized	–	–	0.9

Net periodic benefit cost	$55.9	$46.5	$34.3

Changes in benefit obligations recognized in OCI, net of tax:
Prior service cost	$(7.0)	$(0.2)	$(1.4)
Net loss	(7.6)	61.1	13.5

Total recognized in OCI	$(14.6)	$60.9	$12.1

Amounts in Accumulated OCI that are expected to be amortized as net expense during 2013 are as follows:

(Amounts in millions)	Amount
Amortization of prior service credit	$(0.7)
Amortization of unrecognized loss	39.0

Total to be recognized in net periodic benefit cost	$38.3

2012 ANNUAL REPORT	89

Notes to Consolidated Financial Statements (continued)

The worldwide weighted-average assumptions used to determine Snap-on’s full-year pension costs are as follows:

	2012	2011	2010
Discount rate	4.5%	5.3%	5.9%
Expected long-term rate of return on plan assets	7.7%	7.8%	7.8%
Rate of compensation increase	3.6%	3.6%	3.6%
The worldwide weighted-average assumptions used to determine Snap-on’s projected benefit obligation as of 2012 and 2011 year end are as follows:
	2012	2011
Discount rate	4.3%	4.5%
Rate of compensation increase	3.6%	3.6%

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans. The discount rate assumption used to determine the December 29, 2012 projected benefit obligation was based on a cash flow matching methodology developed by the company’s outside actuaries and which incorporates a review of current economic conditions. The methodology for selecting the 4.3% weighted-average discount rate as of 2012 year end for the company’s domestic pension plans was to match the plans’ yearly projected benefit cash flows to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. This technique calculates bond portfolios that produce adequate cash flows to pay the plans’ projected yearly benefits and then selects the portfolio with the highest yield and uses that yield as the recommended discount rate. Previously the company’s discount rate assumption, which was also based on a cash flow methodology developed by the company’s outside actuaries and which incorporated a review of current economic conditions, used a theoretical bond portfolio yield curve that provided the equivalent yields on zero-coupon bonds with an AA rating or better for each maturity. Had the company continued using this methodology, the weighted-average discount rate for Snap-on’s domestic pension plans as of 2012 year end would have been 3.7% and its projected benefit obligation would have increased by $73.3 million.

The weighted-average discount rate for Snap-on’s domestic pension plans of 4.3% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 basis points (100 basis points equals 1.0 percent) would have increased Snap-on’s 2012 domestic pension expense and projected benefit obligation by approximately $6.3 million and $60.5 million, respectively. As of 2012 year end, Snap-on’s domestic projected benefit obligation comprised approximately 82% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 4.1% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 basis points would have increased Snap-on’s 2012 foreign pension expense and projected benefit obligation by approximately $1.6 million and $21.6 million, respectively.

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

Snap-on uses the last day of its fiscal year end as the measurement date for its plans. Snap-on funds its pension plans as required by governmental regulation and may consider discretionary contributions as conditions warrant. Snap-on intends to make contributions of $10.2 million to its foreign pension plans and $1.6 million to its domestic pension plans in 2013, as required by law. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its domestic pension plans in 2013.

90	SNAP-ON INCORPORATED

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2013	$61.1
2014	63.3
2015	65.5
2016	67.7
2017	70.1
2018 – 2022	381.5

Snap-on’s domestic pension plans have a long-term investment horizon and a total return strategy that emphasizes a capital growth objective. The long-term investment performance objective for Snap-on’s domestic plans’ assets is to achieve net of expense returns that meet or exceed the 7.8% domestic long-term, rate-of-return-on-assets assumption used for reporting purposes. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its domestic plans’ assets.

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

Snap-on’s domestic pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2012 and 2011 year end are as follows:

	Target	2012	2011
Asset category:
Equity securities	48%	48%	46%
Debt securities and cash	34%	37%	38%
Real estate and other real assets	8%	6%	6%
Hedge funds	10%	9%	10%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$830.6	$720.8

The fair value measurement hierarchy prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority (“Level 3”) to unobservable inputs. Fair value measurements primarily based on observable market information are given a “Level 2” priority.

2012 ANNUAL REPORT	91

Notes to Consolidated Financial Statements (continued)

Shares of certain equity and debt securities and real estate and other real assets valued at quoted market prices for which an official close or last trade pricing on an active exchange is available are categorized as Level 1 in the fair value hierarchy. Shares of commingled equity and debt fund securities, commingled multi-strategy funds and insurance contracts are valued at the net asset value (“NAV”) as reported by the fund managers based on the value of the underlying assets less liabilities, with this NAV divided by the number of units outstanding. The unit price is quoted on a private market and based on the value of the underlying investment, which is primarily based on observable inputs; such investments are categorized as Level 2 in the fair value hierarchy. Private equity partnership funds, hedge funds, and certain real estate and other real assets are stated at estimated fair value as reported by the fund manager based on the fair market value of the underlying investments and are classified as Level 3 in the fair value hierarchy. Management regularly reviews fund performance for Level 3 plan assets and performs qualitative analysis to corroborate the reasonableness of the reported fair market values.

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s domestic pension plans’ assets as of 2012 year end:

(Amounts in millions)	Quoted Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Asset category:
Cash and cash equivalents	$25.5	$–	$–	$25.5
Equity securities:
Domestic	108.5	–	–	108.5
Commingled funds – domestic	–	172.2	–	172.2
Commingled funds – foreign	–	64.8	–	64.8
Private equity partnerships	–	–	49.6	49.6
Debt securities:
Government	91.9	–	–	91.9
Corporate bonds	192.5	–	–	192.5
Real estate and other real assets	11.6	–	39.0	50.6
Hedge funds	–	–	75.0	75.0

Total	$430.0	$237.0	$163.6	$830.6

The following is a summary of the fiscal 2012 changes in fair value of the domestic plans’ assets with Level 3 inputs:

(Amounts in millions)	Hedge Fund Interests	Private Equity Partnership Interests	Real Estate Interests	Total
Balance as of 2011 year end	$68.6	$49.9	$33.9	$152.4
Realized gains on assets sold	1.0	4.0	0.2	5.2
Unrealized gains (losses) attributable to assets held	5.0	(5.1)	3.4	3.3
Net purchases and settlements	0.4	0.8	1.5	2.7

Balance as of 2012 year end	$75.0	$49.6	$39.0	$163.6

92	SNAP-ON INCORPORATED

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s domestic pension plans’ assets as of 2011 year end:

(Amounts in millions)	Quoted Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Asset category:
Cash and cash equivalents	$9.2	$–	$–	$9.2
Equity securities:
Domestic	150.7	–	–	150.7
Foreign	17.7	–	–	17.7
Commingled funds - foreign	–	112.3	–	112.3
Private equity partnerships	–	–	49.9	49.9
Debt securities:
Government	81.0	–	–	81.0
Corporate bonds	160.4	–	–	160.4
Commingled funds	6.4	21.5	–	27.9
Real estate and other real assets	9.2	–	33.9	43.1
Hedge funds	–	–	68.6	68.6

Total	$434.6	$133.8	$152.4	$720.8

The following is a summary of the fiscal 2011 changes in fair value of the domestic plans’ assets with Level 3 inputs:

(Amounts in millions)	Hedge Fund Interests	Private Equity Partnership Interests	Real Estate Interests	Total
Balance as of 2010 year end	$73.5	$41.4	$29.7	$144.6
Realized gains on assets sold	0.5	3.3	0.2	4.0
Unrealized gains (losses) attributable to assets held	(1.8)	1.0	3.4	2.6
Net purchases and settlements	(3.6)	4.2	0.6	1.2

Balance as of 2011 year end	$68.6	$49.9	$33.9	$152.4

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

The expected long-term rate of return on foreign plans’ assets reflects management’s expectations of long-term average rates of return on funds invested to provide benefits included in the projected benefit obligation. The expected return is based on the outlook for inflation, fixed income returns and equity returns, while also considering historical returns, asset allocation and investment strategy. Differences between actual and expected returns on foreign pension plans’ assets are recorded as an actuarial gain or loss and are amortized over the average remaining service period of active plan participants.

2012 ANNUAL REPORT	93

Notes to Consolidated Financial Statements (continued)

Snap-on’s foreign pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2012 and 2011 year end are as follows:

	Target	2012	2011
Asset category:
Equity securities*	33%	35%	31%
Debt securities and cash*	46%	47%	53%
Insurance contracts and hedge funds	21%	18%	16%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$133.4	$125.3

* Includes commingled funds – multi-strategy

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s foreign pension plans’ assets as of 2012 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Asset category:
Cash and cash equivalents	$3.9	$–	$–	$3.9
Equity securities	11.6	–	–	11.6
Commingled funds – multi-strategy	–	94.1	–	94.1
Insurance contracts	–	3.8	–	3.8
Hedge funds	–	–	20.0	20.0

Total	$15.5	$97.9	$20.0	$133.4

The following is a summary of the fiscal 2012 changes in fair value of the foreign plans’ assets with Level 3 inputs:

(Amounts in millions)	Hedge Fund Interests
Balance as of 2011 year end	$16.5
Unrealized gains attributable to assets held	2.0
Net purchases and settlements	1.5

Balance as of 2012 year end	$20.0

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

Snap-on has several 401(k) plans covering certain U.S. employees. Snap-on’s employer match to the 401(k) plans is made with cash contributions. For 2012, 2011 and 2010, Snap-on recognized $5.7 million, $5.2 million and $4.3 million, respectively, of expense related to its 401(k) plans.

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

In 2007, Snap-on contributed $14.5 million to a Voluntary Employees Beneficiary Association (“VEBA”) trust for the funding of existing postretirement health care benefits for certain non-salaried retirees in the United States; all other retiree health care plans are unfunded.

The status of Snap-on’s U.S. postretirement health care plans is as follows:

(Amounts in millions)	2012	2011
Change in accumulated postretirement benefit obligation:
Benefit obligation at beginning of year	$72.8	$81.3
Service cost	0.2	0.2
Interest cost	2.6	3.3
Plan participants’ contributions	1.4	1.9
Benefits paid	(6.8)	(7.9)
Actuarial gain	(1.2)	(6.0)

Benefit obligation at end of year	$69.0	$72.8

Change in plan assets:
Fair value of plan assets at beginning of year	$13.5	$13.9
Plan participants’ contributions	1.4	1.9
Employer contributions	5.3	5.8
Actual return (loss) on VEBA plan assets	1.7	(0.2)
Benefits paid	(6.8)	(7.9)

Fair value of plan assets at end of year	$15.1	$13.5

Unfunded status at end of year	$(53.9)	$(59.3)

2012 ANNUAL REPORT	95

Notes to Consolidated Financial Statements (continued)

Amounts recognized in the Consolidated Balance Sheets as of 2012 and 2011 year end are as follows:

(Amounts in millions)	2012	2011
Accrued benefits	$(5.5)	$(6.5)
Retiree health care benefits	(48.4)	(52.8)

Net liability	$(53.9)	$(59.3)

Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2012 and 2011 year end are as follows:

(Amounts in millions)	2012	2011
Net gain (loss), net of tax of $0.5 million and $0.3 million, respectively	$0.8	$(0.4)

The components of net periodic benefit cost and changes recognized in OCI are as follows:

(Amounts in millions)	2012	2011	2010
Net periodic benefit cost:
Service cost	$0.2	$0.2	$0.2
Interest cost	2.6	3.3	3.9
Expected return on plan assets	(1.0)	(1.0)	(0.9)
Amortization of prior service credit	–	–	(0.4)

Net periodic benefit cost	$1.8	$2.5	$2.8

Changes in benefit obligations recognized in OCI, net of tax:
Prior service cost	$–	$–	$0.2
Net (gain) loss	(1.2)	(3.0)	1.5

Total recognized in OCI	$(1.2)	$(3.0)	$1.7

Snap-on does not expect to recognize any prior service costs or prior net gains included in Accumulated OCI on the accompanying 2012 Consolidated Balance Sheet in net periodic benefit cost in 2013.

The weighted-average discount rates used to determine Snap-on’s postretirement health care expense are as follows:

	2012	2011	2010
Discount rate	3.8%	4.3%	5.0%

The weighted-average discount rates used to determine Snap-on’s accumulated benefit obligation are as follows:

	2012	2011
Discount rate	3.2%	3.8%

The methodology for selecting the weighted-average 3.2% discount rate as of 2012 year end for the company’s domestic postretirement plans was to match the plans’ yearly projected benefit cash flows to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. Previously the company’s discount rate assumption used a theoretical bond portfolio yield curve that provided the equivalent yields on zero-coupon bonds with an AA rating or better for each maturity. Had the company continued using this methodology, the weighted-average discount rate for Snap-on’s domestic postretirement plans as of 2012 year end would have been 2.7% and its accumulated postretirement benefit obligation would have increased by $2.3 million.

96	SNAP-ON INCORPORATED

The actuarial calculation assumes a health care cost trend rate of 7.4% in 2013, decreasing gradually to 4.5% in 2028 and thereafter. As of 2012 year end, a one-percentage-point increase in the health care cost trend rate for future years would increase the accumulated postretirement benefit obligation by approximately $1.3 million and the aggregate of the service cost and interest cost components by $0.1 million. Conversely, a one-percentage-point decrease in the health care cost trend rate for future years would decrease the accumulated postretirement benefit obligation by $1.1 million and the aggregate of the service cost and interest rate components by $0.1 million.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2013	$7.1
2014	7.2
2015	7.4
2016	7.4
2017	7.4
2018 – 2022	27.1

The objective of the VEBA trust is to achieve net of expense returns that meet or exceed the 7.8% long-term, rate-of-return-on-assets assumption used for reporting purposes. Investments are diversified to attempt to minimize the risk of large losses. Since asset allocation is a key determinant of expected investment returns, assets are periodically rebalanced to the targeted allocation to correct significant deviations from the asset allocation policy that are caused by market fluctuations and cash flow.

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

Snap-on’s VEBA plan target allocation and actual weighted-average asset allocation as of 2012 and 2011 year end, by asset category and fair value of plan assets, are as follows:

	Target	2012	2011
Asset category:
Equity securities	56%	56%	55%
Private equity partnerships	22%	21%	22%
Debt securities and cash	14%	15%	16%
Real estate and other real assets	8%	8%	7%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$15.1	$13.5

The fair value measurement hierarchy prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority (“Level 3”) to unobservable inputs. Fair value measurements primarily based on observable market information are given a “Level 2” priority.

Shares of equity and debt securities and real estate and other real assets valued at quoted market prices for which an official close or last trade pricing on an active exchange is available are categorized as Level 1 in the fair value hierarchy. Private equity partnership funds are stated at estimated fair value as reported by the fund manager based on the fair market value of the underlying investments and are classified as Level 3 in the fair value hierarchy. Management regularly reviews fund performance for Level 3 plan assets and performs qualitative analysis to corroborate the reasonableness of the reported fair market values.

2012 ANNUAL REPORT	97

Notes to Consolidated Financial Statements (continued)

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of the VEBA assets as of 2012 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total

Asset category:
Cash and cash equivalents	$0.1	$–	$0.1
Equity securities	8.5	–	8.5
Private equity partnerships	–	3.2	3.2
Debt securities	2.1	–	2.1
Real estate and other real assets	1.2	–	1.2

Total	$11.9	$3.2	$15.1

The following is a summary of the fiscal 2012 changes in fair value of the VEBA plan assets with Level 3 inputs:
(Amounts in millions)	Private Equity Partnership Interests
Balance as of 2011 year end	$3.0
Unrealized gains attributable to assets held	0.2

Balance as of 2012 year end	$3.2

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of the VEBA assets as of 2011 year end:
(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
			Total
Asset category:
Cash and cash equivalents	$0.1	$–	$0.1
Equity securities	7.4	–	7.4
Private equity partnerships	–	3.0	3.0
Debt securities	2.1	–	2.1
Real estate and other real assets	0.9	–	0.9

Total	$10.5	$3.0	$13.5

The following is a summary of the fiscal 2011 changes in fair value of the VEBA plan assets with Level 3 inputs:
(Amounts in millions)	Private Equity Partnership Interests
Balance as of 2010 year end	$2.8
Unrealized gains attributable to assets held	0.2

Balance as of 2011 year end	$3.0

98	SNAP-ON INCORPORATED

Note 13: Stock-based Compensation and Other Stock Plans

The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan will continue until exercised, vested, forfeited or expired. As of 2012 year end, the 2011 Plan had 3,914,882 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.

Net stock-based compensation expense was $32.1 million in 2012, $20.3 million in 2011 and $14.9 million in 2010. Cash received from stock purchase and option plan exercises was $46.8 million in 2012, $25.7 million in 2011 and $23.7 million in 2010. The tax benefit realized from the exercise of share-based payment arrangements was $15.4 million in 2012 and $2.0 million in both 2011 and 2010.

Stock Options

Stock options are granted with an exercise price equal to the market value of a share of Snap-on’s common stock on the date of grant and have a contractual term of ten years. Stock option grants vest ratably on the first, second and third anniversaries of the date of grant.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the period of time that options granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The following weighted-average assumptions were used in calculating the fair value of stock options granted during 2012, 2011 and 2010, using the Black-Scholes valuation model:

	2012	2011	2010
Expected term of option (in years)	5.36	5.89	5.85
Expected volatility factor	36.93%	34.22%	33.98%
Expected dividend yield	2.72%	2.72%	2.76%
Risk-free interest rate	0.82%	2.31%	2.39%

A summary of stock option activity during 2012 is presented below:

	Shares (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	2,533	$45.07
Granted	621	60.01
Exercised	(962)	42.23
Forfeited or expired	(31)	55.57

Outstanding at end of year	2,161	50.48	7.1	$58.0

Exercisable at end of year	1,009	43.16	5.5	34.5

*	Weighted-average

The weighted-average grant date fair value of options granted was $15.46 in 2012, $15.74 in 2011 and $10.90 in 2010. The intrinsic value of options exercised was $23.0 million in 2012, $8.8 million in 2011 and $5.2 million in 2010. The fair value of stock options vested was $5.8 million in 2012 and $4.6 million in both 2011 and 2010.

2012 ANNUAL REPORT	99

Notes to Consolidated Financial Statements (continued)

As of 2012 year end there was $10.2 million of unrecognized compensation cost related to non-vested stock option compensation arrangements that is expected to be recognized as a charge to earnings over a weighted-average period of 1.8 years.

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

The fair value of performance awards is calculated using the market value of a share of Snap-on’s common stock on the date of grant. The weighted-average grant date fair value of performance awards granted during 2012, 2011 and 2010 was $60.00, $55.97 and $41.01, respectively. Vested performance share units approximated 213,000 shares as of 2012 year end and 54,208 shares as of 2011 year end; there were no vested performance share units as of 2010 year end. Performance share units of 53,990 shares were paid out in 2012; no performance share units were paid out in 2011 or 2010. Earned performance share units are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).

Based on the company’s 2012 performance, 95,047 RSUs granted in 2012 were earned; assuming continued employment, these RSUs will vest at the end of fiscal 2014. Based on the company’s 2011 performance, 159,970 RSUs granted in 2011 were earned; assuming continued employment, these RSUs will vest at the end of fiscal 2013. Based on the company’s 2010 performance, 169,921 RSUs granted in 2010 were earned; these RSUs vested as of fiscal 2012 year end and were paid out shortly thereafter. As a result of employee retirements, 2,706 of the RSUs earned in 2010 vested pursuant to the terms of the related award agreements and were paid out in the first quarter of 2011.

The changes to the company’s non-vested performance awards in 2012 are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at beginning of year	707	$48.87
Granted	203	60.00
Vested	(379)	41.01
Cancellations and other	(22)	44.93

Non-vested performance awards at end of year	509	59.36

*	Weighted-average

As of 2012 year end there was approximately $14.1 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 1.6 years.

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

100	SNAP-ON INCORPORATED

The fair value of SARs is revalued (mark-to-market) each reporting period using the Black-Scholes valuation model based on Snap-on’s period-end stock price. The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs. The following weighted-average assumptions were used in calculating the fair value of SARs granted during 2012, 2011 and 2010 using the Black-Scholes valuation model:

	2012	2011	2010
Expected term of SARs (in years)	4.49	4.67	5.54
Expected volatility factor	36.44%	38.45%	34.59%
Expected dividend yield	2.69%	2.72%	2.76%
Risk-free interest rate	0.72%	0.83%	2.39%

The total intrinsic value of SARs exercised was $5.4 million in 2012, $2.6 million in 2011 and $0.7 million in 2010. The total fair value of SARs vested during 2012, 2011 and 2010 was $3.5 million, $1.5 million and $2.3 million, respectively.

Changes to the company’s non-vested SARS in 2012 are as follows:

	SARs (in thousands)	Fair Value Price per Share*
Non-vested SARs at beginning of year	232	$13.56
Granted	130	24.70
Vested	(109)	32.33
Cancellations	(15)	–

Non-vested SARs at end of year	238	24.26

*	Weighted-average

As of 2012 year end there was $5.8 million of unrecognized compensation cost related to non-vested SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.5 years.

Restricted Stock Awards – Non-employee Directors

The company granted 17,811 and 17,964 non-performance-based RSUs to non-employee members of its Board in 2012 and 2011, respectively. The company uses the fair value at the date of grant to value RSUs granted to members of the Board. All restrictions will lapse upon the recipient’s termination of service as a director or in the event of a change in control.

Directors’ Fee Plan

Under the Directors’ 1993 Fee Plan, as amended, non-employee directors may elect up to 100% of their fees and retainer in shares of Snap-on’s common stock. Directors may elect to defer receipt of all or part of these shares. For 2012, 2011 and 2010, issuances under the Directors’ Fee Plan totaled 1,747 shares, 2,211 shares and 3,600 shares, respectively. Additionally, receipt of 9,278 shares, 2,608 shares and 4,780 shares was deferred in 2012, 2011 and 2010, respectively. As of 2012 year end, shares reserved for issuance to directors under this plan totaled 143,695 shares.

2012 ANNUAL REPORT	101

Notes to Consolidated Financial Statements (continued)

Employee Stock Purchase Plan

Employees of Snap-on are eligible to participate in an employee stock purchase plan. The employee purchase price of the common stock is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2012, 2011 and 2010, issuances under this plan totaled 33,596 shares, 89,699 shares and 112,944 shares, respectively. As of 2012 year end, shares reserved for issuance to employees under this plan totaled 1,015,066 shares and Snap-on held employee contributions of approximately $2.3 million for the purchase of common stock by employees. Employees are able to withdraw from the plan and receive all contributions made during the plan year. Compensation expense for plan participants was $0.5 million in 2012, $1.0 million in 2011 and $1.8 million in 2010.

Franchisee Stock Purchase Plan

Franchisees are eligible to participate in a franchisee stock purchase plan. The franchisee purchase price of the common stock is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2012, 2011 and 2010, issuances under this plan totaled 48,819 shares, 78,154 shares and 109,052 shares, respectively. As of 2012 year end, shares reserved for issuance to franchisees under this plan totaled 410,245 shares and Snap-on held franchisee contributions of approximately $2.2 million for the purchase of common stock by franchisees. Franchisees are able to withdraw from the plan and receive all contributions made during the plan year. Expense for plan participants was $0.7 million in both 2012 and 2011, and $1.6 million in 2010.

Note 14: Capital Stock

Snap-on has undertaken repurchases of Snap-on common stock from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock awards and other corporate purposes. Snap-on repurchased 1,180,000 shares in 2012, 628,000 shares in 2011 and 152,000 shares in 2010. As of 2012 year end, Snap-on has remaining availability to repurchase up to an additional $180.9 million in common stock pursuant to Board authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Cash dividends paid in 2012, 2011 and 2010 totaled $81.5 million, $76.7 million and $71.3 million, respectively. Cash dividends in 2012, 2011 and 2010 were $1.40 per share, $1.30 per share and $1.22 per share, respectively. On February 13, 2013, the company’s Board declared a quarterly dividend of $0.38 per share payable on March 11, 2013, to shareholders of record on February 28, 2013.

Note 15: Commitments and Contingencies

Snap-on leases facilities, office equipment and vehicles under non-cancelable operating and capital leases that extend for varying amounts of time. Snap-on’s future minimum lease commitments under these leases, net of sub-lease rental income, are as follows:

(Amounts in millions)	Operating Leases	Capital Leases
Year:
2013	$23.0	$7.7
2014	17.3	7.1
2015	13.0	6.8
2016	8.4	4.8
2017	6.4	3.3
2018 and thereafter	14.9	14.4

Total minimum lease payments	$83.0	$44.1

Less: amount representing interest		(4.5)

Total present value of minimum capital lease payments		$39.6

102	SNAP-ON INCORPORATED

Amounts included in the accompanying Consolidated Balance Sheets for the present value of minimum capital lease payments as of 2012 year end are as follows:

(Amounts in millions)	2012
Other accrued liabilities	$6.3
Other long-term liabilities	33.3

Total present value of minimum capital lease payments	$39.6

Rent expense, net of sub-lease rental income, for worldwide facilities, office equipment and vehicles was $29.7 million, $31.7 million and $33.2 million in 2012, 2011 and 2010, respectively.

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. Snap-on’s product warranty accrual activity for 2012, 2011 and 2010 is as follows:

(Amounts in millions)	2012	2011	2010
Warranty reserve:
Beginning of year	$18.6	$16.9	$14.3
Additions	10.4	15.3	16.0
Usage	(10.1)	(13.6)	(13.4)

End of year	$18.9	$18.6	$16.9

Approximately 2,700 employees, or 24% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. Approximately 900 employees are covered under agreements expiring in 2013. In recent years, Snap-on has not experienced any significant work slow-downs, stoppages or other labor disruptions.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van loans sold by SOC; as of 2012 and 2011 year end, $13.3 million and $13.9 million, respectively, of franchisee loans contain a recourse provision to Snap-on if the loans become more than 90 days past due. The asset value of the collateral underlying these recourse loans would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all loan originations with recourse as of December 29, 2012, was not material.

In May 2011, Snap-on and CIT reached an amicable settlement of their respective claims relating to payments during the course of their SOC financial services joint venture and, in the second quarter of 2011, Snap-on recorded an $18.0 million pretax arbitration settlement gain. The $18.0 million arbitration settlement gain is included in “Operating earnings from financial services” on the accompanying Consolidated Statement of Earnings for 2011.

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results of these legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 16: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Consolidated Statements of Earnings consists of the following:

(Amounts in millions)	2012	2011	2010
Interest income	$0.6	$1.4	$1.3
Net foreign exchange loss	(0.7)	(2.6)	(0.7)
Other	(0.3)	0.2	0.2

Total other income (expense) – net	$(0.4)	$(1.0)	$0.8

2012 ANNUAL REPORT	103

Notes to Consolidated Financial Statements (continued)

Note 17: Segments

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving automotive service technicians through the company’s worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and original equipment manufacturer (“OEM”) dealership service and repair shops, through direct and distributor channels. Financial Services consists of the business operations of Snap-on’s finance subsidiaries.

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

Neither Snap-on nor any of its segments depend on any single customer, small group of customers or government for more than 10% of its revenues.

Financial Data by Segment:

(Amounts in millions)	2012	2011	2010
Net sales:
Commercial & Industrial Group	$1,125.9	$1,125.8	$1,048.2
Snap-on Tools Group	1,272.0	1,153.4	1,039.9
Repair Systems & Information Group	917.1	920.6	847.2

Segment net sales	3,315.0	3,199.8	2,935.3
Intersegment eliminations	(377.1)	(345.6)	(316.1)

Total net sales	$2,937.9	$2,854.2	$2,619.2
Financial Services revenue	161.3	124.3	62.3

Total revenues	$3,099.2	$2,978.5	$2,681.5

(Amounts in millions)	2012	2011	2010
Operating earnings:
Commercial & Industrial Group	$127.3	$123.4	$116.9
Snap-on Tools Group	176.4	158.5	114.0
Repair Systems & Information Group	205.7	184.7	164.4
Financial Services	106.7	90.9	14.4

Segment operating earnings	616.1	557.5	409.7
Corporate	(99.7)	(82.4)	(78.3)

Operating earnings	516.4	475.1	331.4
Interest expense	(55.8)	(61.2)	(54.8)
Other income (expense) – net	(0.4)	(1.0)	0.8

Earnings before income taxes and equity earnings	$460.2	$412.9	$277.4

104	SNAP-ON INCORPORATED

Financial Data by Segment (continued):

(Amounts in millions)	2012	2011
Assets:
Commercial & Industrial Group	$935.2	$919.3
Snap-on Tools Group	537.7	463.7
Repair Systems & Information Group	927.7	944.2
Financial Services	1,076.3	923.8

Total assets from reportable segments	3,476.9	3,251.0
Corporate	477.7	470.1
Elimination of intersegment receivables	(52.3)	(48.2)

Total assets	$3,902.3	$3,672.9

(Amounts in millions)	2012	2011	2010
Capital expenditures:
Commercial & Industrial Group	$31.0	$20.9	$22.1
Snap-on Tools Group	29.9	29.1	19.0
Repair Systems & Information Group	9.8	8.1	6.6
Financial Services	1.6	0.4	0.2

Total from reportable segments	72.3	58.5	47.9
Corporate	7.1	2.7	3.2

Total capital expenditures	$79.4	$61.2	$51.1

Depreciation and amortization:
Commercial & Industrial Group	$21.2	$21.3	$21.6
Snap-on Tools Group	17.9	17.2	16.2
Repair Systems & Information Group	35.1	33.9	32.6
Financial Services	0.6	0.4	0.7

Total from reportable segments	74.8	72.8	71.1
Corporate	1.9	1.8	1.6

Total depreciation and amortization	$76.7	$74.6	$72.7

2012 ANNUAL REPORT	105

Notes to Consolidated Financial Statements (continued)

Financial Data by Segment (continued):

(Amounts in millions)	2012	2011	2010
Revenues by geographic region:*
United States	$1,930.4	$1,759.7	$1,591.1
Europe	649.0	731.5	660.6
All other	519.8	487.3	429.8

Total revenues	$3,099.2	$2,978.5	$2,681.5

(Amounts in millions)	2012	2011
Long-lived assets:**
United States	$953.5	$929.4
Sweden	145.0	137.5
All other	271.3	270.1

Total long-lived assets	$1,369.8	$1,337.0

*	Revenues are attributed to countries based on the origin of the sale.
**	Long-lived assets consist of Property and equipment – net, Goodwill, and Other intangibles – net.

Products and Services: Snap-on derives net sales from a broad line of products and complementary services that are grouped into three categories: (i) tools; (ii) diagnostics and repair information; and (iii) equipment. The tools category includes Snap-on’s hand tools, power tools, tool storage units, saws, and cutting and pruning tools product offerings. The diagnostics and repair information category includes handheld and PC-based diagnostic products, service and repair information products, and diagnostic software solutions, including electronic parts catalogs, business management and other solutions to help owners and managers of independent repair shops and OEM dealership service and repair shops manage and track performance. The equipment category includes solutions for the diagnosis and service of automotive and industrial equipment. Through its finance services businesses, Snap-on also derives revenue from various financing programs designed to facilitate the sales of its products. Further product line information is not presented as it is not practicable to do so. The following table shows the consolidated net sales and revenues of these product groups in the last three years:

(Amounts in millions)	2012	2011	2010
Net sales:
Tools	$1,729.4	$1,667.3	$1,545.1
Diagnostics and repair information	619.8	613.7	563.3
Equipment	588.7	573.2	510.8

Total net sales	$2,937.9	$2,854.2	$2,619.2
Financial services revenue	161.3	124.3	62.3

Total revenues	$3,099.2	$2,978.5	$2,681.5

106	SNAP-ON INCORPORATED

Note 18: Quarterly Data (unaudited)

(Amounts in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2012

Net sales	$735.2	$737.9	$711.6	$753.2	$2,937.9
Gross profit	347.7	349.9	340.4	352.0	1,390.0
Financial services revenue	38.0	39.9	40.5	42.9	161.3
Financial services expenses	(14.1)	(14.3)	(12.6)	(13.6)	(54.6)
Net earnings	73.0	78.5	76.4	86.7	314.6
Net earnings attributable to Snap-on Incorporated	71.0	76.4	74.1	84.6	306.1
Earnings per share – basic	1.22	1.31	1.27	1.45	5.26
Earnings per share – diluted	1.21	1.30	1.26	1.43	5.20
Cash dividends paid per share	0.34	0.34	0.34	0.38	1.40

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2011

Net sales	$693.7	$726.7	$697.2	$736.6	$2,854.2
Gross profit	330.6	342.2	329.3	335.8	1,337.9
Financial services revenue	25.8	30.3	32.7	35.5	124.3
Financial services expenses	(13.3)	(12.8)	(11.9)	(13.4)	(51.4)
Net earnings	58.0	79.9	69.8	76.1	283.8
Net earnings attributable to Snap-on Incorporated	56.2	78.0	67.8	74.3	276.3
Earnings per share – basic	0.97	1.34	1.16	1.28	4.75
Earnings per share – diluted	0.96	1.33	1.16	1.27	4.71
Cash dividends paid per share	0.32	0.32	0.32	0.34	1.30

2012 ANNUAL REPORT	107

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Snap-on has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP-ON INCORPORATED

By:	/s/ Nicholas T. Pinchuk	Date: February 14, 2013
Nicholas T. Pinchuk, Chairman, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

/s/ Nicholas T. Pinchuk	Date: February 14, 2013
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer

/s/ Aldo J. Pagliari	Date: February 14, 2013
Aldo J. Pagliari, Principal Financial Officer, Senior Vice President – Finance and Chief Financial Officer

/s/ Constance R. Johnsen	Date: February 14, 2013
Constance R. Johnsen, Principal Accounting Officer, Vice President and Controller

108	SNAP-ON INCORPORATED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

By:	/s/ Karen L. Daniel Karen L. Daniel, Director	Date: February 14, 2013

By:	/s/ Roxanne J. Decyk	Date: February 14, 2013
Roxanne J. Decyk, Director

By:	/s/ John F. Fiedler	Date: February 14, 2013
John F. Fiedler, Director

By:	/s/ James P. Holden	Date: February 14, 2013
James P. Holden, Director

By:	/s/ Nathan J. Jones	Date: February 14, 2013
Nathan J. Jones, Director

By:	/s/ Henry W. Knueppel	Date: February 14, 2013
Henry W. Knueppel, Director

By:	/s/ W. Dudley Lehman	Date: February 14, 2013
W. Dudley Lehman, Director

By:	/s/ Nicholas T. Pinchuk	Date: February 14, 2013
Nicholas T. Pinchuk, Director

By:	/s/ Edward H. Rensi	Date: February 14, 2013
Edward H. Rensi, Director

By:	/s/ Gregg M. Sherrill Gregg M. Sherrill, Director	Date: February 14, 2013

2012 ANNUAL REPORT	109

Item 15(b): Exhibit Index (*)

(3)	(a)

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

Amended and Restated Loan and Servicing Agreement, dated as of September 28, 2012, among SOC SPV1, LLC, as borrower, Snap-on Credit LLC, as servicer, the conduit lenders, committed lenders and administrative agents from time to time party thereto, and JPMorgan Chase Bank, N.A., as program agent. (incorporated by reference to Exhibit 4.1 to Snap-on’s Current Report on Form 8-K dated September 28, 2012 (Commission  File No. 1-7724))

(h) (1)

Receivables Sale Agreement, dated as of October 1, 2010, by and among Snap-on Credit LLC and each affiliate of Snap-on Credit LLC from time to time party thereto, as sellers, and SOC SPV1, LLC, as purchaser (incorporated by reference to Exhibit 4.1 to Snap-on’s Current Report on Form 8-K dated October 1, 2010 (Commission File No. 1-7724))

(h) (2)

First Omnibus Amendment, dated as of April 18, 2011, among SOC SPV1, LLC, Snap-on Credit LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2011 (Commission  File No. 1-7724))

(h) (3)

Second Omnibus Amendment, dated as of September 30, 2011, among SOC SPV 1, LLC, Snap-on Credit LLC and JPMorgan Chase Bank, N.A. (which includes a copy of the Receivables Sale Agreement, as amended, as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 to Snap-on’s Current Report on Form 8-K dated September 30, 2011 (Commission  File No. 1-7724))

Except for the foregoing, Snap-on and its subsidiaries have no unregistered long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of December 29, 2012. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

110	SNAP-ON INCORPORATED

(10)	Material Contracts

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

Form of Restated Executive Agreement between Snap-on Incorporated and each of Nicholas T. Pinchuk, Iain Boyd, Constance R. Johnsen, Thomas L. Kassouf, Jeanne M. Moreno, Aldo J. Pagliari, Irwin M. Shur and Thomas J. Ward (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K dated January 31, 2008 (Commission File No. 1-7724))**

(e) (1)

Form of Indemnification Agreement between Snap-on Incorporated and certain executive officers (incorporated by reference to Exhibit 10.1 to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (Commission File No. 1-7724))**

(e) (2)

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

Snap-on Incorporated Deferred Compensation Plan (as amended and restated as of September 1, 2011) (incorporated by reference to Exhibit 10(g) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 1-7724))**

(h)

Snap-on Incorporated Supplemental Retirement Plan for Officers (as amended through June 11, 2010) (incorporated by reference to Exhibit 10.2 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2010 (Commission File No. 1-7724))**

(i)

Form of Share and Performance Award Agreement under the 2001 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.2 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (Commission File No. 1-7724))**

(j)

Form of Deferred Share and Performance Award Agreement under the 2001 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10(d) to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2003 (Commission File No. 1-7724))**

(k)

Form of Non-Qualified Stock Option Agreement under the 2001 Incentive Stock and Awards Plan (and accompanying Non-Qualified Stock Option Grant Offer Letter) (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (Commission File No. 1-7724))**

(l)

Form of Restricted Stock Unit Agreement under the 2001 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009 (Commission File No. 1-7724))**

2012 ANNUAL REPORT	111

(m)

Form of Restricted Stock Unit Agreement for Directors under the 2001 Incentive Stock and Awards Plan (and accompanying Restricted Stock Unit Offer Letter) (incorporated by reference to Exhibit 10.2 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2009 (Commission File No. 1-7724))**

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

Form of Performance Share Unit Award Agreement under the 2011 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (Commission File No. 1-7724))**

(q)

Form of Restricted Unit Award Agreement for Executive Officers under the 2011 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (Commission File No. 1-7724))**

(r)

Form of Restricted Unit Award Agreement for Directors under the 2011 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (Commission File No. 1-7724))**

(s)

Letter agreement between Snap-on Incorporated and Nicholas T. Pinchuk dated December 18, 2007 (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K dated December 18, 2007 (Commission File No. 1-7724))**

(t)

Amended and Restated Five Year Credit Agreement, dated as of August 10, 2007, among Snap-on Incorporated and the banks, financial institutions and other institutional lenders listed on the signature pages thereof, J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint book runners, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K/A dated August 10, 2007 (Commission File No. 1-7724)) (superseded)

(u)

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

(21)	Subsidiaries of the Corporation

(23)	Consent of Independent Registered Public Accounting Firm

112	SNAP-ON INCORPORATED

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document***

(101.SCH)	XBRL Taxonomy Extension Schema Document***

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document***

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document***

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document***

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document***

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

***

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the twelve months ended December 29, 2012, December 31, 2011, and January 1, 2011; (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 29, 2012, December 31, 2011, and January 1, 2011; (iii) Consolidated Balance Sheets as of December 29, 2012, and December 31, 2011; (iv) Consolidated Statements of Equity for the twelve months ended December 29, 2012, December 31, 2011, and January 1, 2011; (v) Consolidated Statements of Cash Flow for the twelve months ended December 29, 2012, December 31, 2011, and January 1, 2011; and (vi) Notes to Consolidated Financial Statements.

2012 ANNUAL REPORT	113