Form 10-Q
period 2013-03-30
SNAP-ON Inc
filed 2013-04-18
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 12, 2013
Common Stock, $1.00 par value	58,272,882 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net sales	$741.7	$735.2
Cost of goods sold	(384.8)	(387.5)

Gross profit	356.9	347.7
Operating expenses	(249.1)	(250.2)

Operating earnings before financial services	107.8	97.5

Financial services revenue	44.0	38.0
Financial services expenses	(13.5)	(14.1)

Operating earnings from financial services	30.5	23.9

Operating earnings	138.3	121.4
Interest expense	(13.6)	(13.9)
Other income (expense) – net	(0.6)	(0.4)

Earnings before income taxes and equity earnings (loss)	124.1	107.1
Income tax expense	(38.8)	(35.2)

Earnings before equity earnings (loss)	85.3	71.9
Equity earnings (loss), net of tax	(0.2)	1.1

Net earnings	85.1	73.0
Net earnings attributable to noncontrolling interests	(2.3)	(2.0)

Net earnings attributable to Snap-on Incorporated	$82.8	$71.0

Net earnings per share attributable to Snap-on Incorporated:
Basic	$1.42	$1.22
Diluted	1.40	1.21

Weighted-average shares outstanding:
Basic	58.3	58.2
Effect of dilutive options	0.9	0.6

Diluted	59.2	58.8

Dividends declared per common share	$0.38	$0.34

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Comprehensive income:
Net earnings	$85.1	$73.0
Other comprehensive income:
Foreign currency translation*	(28.2)	28.6
Unrealized cash flow hedges, net of tax:
Amortization of cash flow hedges to net earnings	(0.1)	(0.1)
Defined benefit pension and postretirement plans:
Amortization of prior service costs and unrecognized loss included in net periodic benefit cost, net of tax of $3.5 million in 2013	6.0	–

Total comprehensive income	62.8	101.5

Comprehensive income attributable to noncontrolling interests	(2.3)	(2.0)

Comprehensive income attributable to Snap-on Incorporated	$60.5	$99.5

* There was no sale or liquidation of an investment in a foreign entity; therefore, there is no reclassification adjustment for the periods presented.

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	March 30, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$213.6	$214.5
Trade and other accounts receivable – net	500.2	497.9
Finance receivables – net	329.3	323.1
Contract receivables – net	58.6	62.7
Inventories – net	401.3	404.2
Deferred income tax assets	73.1	81.8
Prepaid expenses and other assets	99.7	84.8

Total current assets	1,675.8	1,669.0

Property and equipment:
Land	19.0	19.4
Buildings and improvements	283.1	286.2
Machinery, equipment and computer software	691.1	684.6

	993.2	990.2
Accumulated depreciation and amortization	(620.9)	(615.0)

Property and equipment – net	372.3	375.2

Deferred income tax assets	107.2	110.4
Long-term finance receivables – net	502.6	494.6
Long-term contract receivables – net	201.6	194.4
Goodwill	800.3	807.4
Other intangibles – net	185.5	187.2
Other assets	57.9	64.1

Total assets	$3,903.2	$3,902.3

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	March 30, 2013	December 29, 2012
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$111.4	$5.2
Accounts payable	148.7	142.5
Accrued benefits	50.7	50.6
Accrued compensation	62.2	88.3
Franchisee deposits	51.5	54.7
Other accrued liabilities	245.2	247.9

Total current liabilities	669.7	589.2

Long-term debt	868.0	970.4
Deferred income tax liabilities	133.8	127.1
Retiree health care benefits	47.2	48.4
Pension liabilities	252.9	260.7
Other long-term liabilities	85.2	87.5

Total liabilities	2,056.8	2,083.3

Commitments and contingencies (Note 13)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,370,682 and 67,356,950 shares, respectively)	67.4	67.4
Additional paid-in capital	203.1	204.6
Retained earnings	2,127.3	2,067.0
Accumulated other comprehensive loss	(146.5)	(124.2)
Treasury stock at cost (9,103,557 and 9,102,154 shares, respectively)	(421.8)	(412.7)

Total shareholders’ equity attributable to Snap-on Incorporated	1,829.5	1,802.1
Noncontrolling interests	16.9	16.9

Total equity	1,846.4	1,819.0

Total liabilities and equity	$3,903.2	$3,902.3

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in millions, except share data)

(Unaudited)

The following summarizes the changes in total equity for the three month period ended March 30, 2013:

	Shareholders’ Equity Attributable to Snap-on Incorporated
(Amounts in millions, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at December 29, 2012	$67.4	$204.6	$2,067.0	$(124.2)	$(412.7)	$16.9	$1,819.0
Net earnings for the three months ended March 30, 2013	–	–	82.8	–	–	2.3	85.1
Other comprehensive loss	–	–	–	(22.3)	–	–	(22.3)
Cash dividends – $0.38 per share	–	–	(22.1)	–	–	–	(22.1)
Dividend reinvestment plan and other	–	(0.2)	(0.4)	–	–	(2.3)	(2.9)
Stock compensation plans	–	(5.3)	–	–	12.6	–	7.3
Share repurchases – 275,000 shares	–	–	–	–	(21.7)	–	(21.7)
Tax benefit from certain stock options	–	4.0	–	–	–	–	4.0

Balance at March 30, 2013	$67.4	$203.1	$2,127.3	$(146.5)	$(421.8)	$16.9	$1,846.4

The following summarizes the changes in total equity for the three month period ended March 31, 2012:

	Shareholders’ Equity Attributable to Snap-on Incorporated
(Amounts in millions, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at December 31, 2011	$67.3	$181.4	$1,843.7	$(174.6)	$(386.9)	$16.4	$1,547.3
Net earnings for the three months ended March 31, 2012	–	–	71.0	–	–	2.0	73.0
Other comprehensive income	–	–	–	28.5	–	–	28.5
Cash dividends – $0.34 per share	–	–	(20.1)	–	–	–	(20.1)
Dividend reinvestment plan and other	–	0.4	–	–	–	(1.9)	(1.5)
Stock compensation plans	–	4.7	–	–	15.9	–	20.6
Share repurchases – 488,000 shares	–	–	–	–	(29.9)	–	(29.9)
Tax benefit from certain stock options	–	2.0	–	–	–	–	2.0

Balance at March 31, 2012	$67.3	$188.5	$1,894.6	$(146.1)	$(400.9)	$16.5	$1,619.9

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts in millions)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Operating activities:
Net earnings	$85.1	$73.0
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	12.5	12.6
Amortization of other intangibles	6.3	6.4
Provision for losses on finance receivables	3.9	3.9
Provision for losses on non-finance receivables	4.1	2.8
Stock-based compensation expense	9.5	8.7
Excess tax benefits from stock-based compensation	(4.0)	(2.0)
Deferred income tax provision	14.4	13.4
Gain on sale of assets	(0.1)	(0.8)
Changes in operating assets and liabilities:
(Increase) decrease in trade and other accounts receivable	(12.3)	3.0
Increase in contract receivables	(6.5)	(4.2)
Increase in inventories	(3.1)	(4.1)
Increase in prepaid and other assets	(9.3)	(20.4)
Increase in accounts payable	9.9	15.0
Decrease in accruals and other liabilities	(34.7)	(42.3)

Net cash provided by operating activities	75.7	65.0

Investing activities:
Additions to finance receivables	(144.4)	(135.5)
Collections of finance receivables	122.5	106.1
Capital expenditures	(14.7)	(21.8)
Disposal of property and equipment	0.3	1.9
Other	(10.2)	–

Net cash used by investing activities	(46.5)	(49.3)

Financing activities:
Proceeds from short-term borrowings	–	6.5
Repayments of short-term borrowings	(0.5)	(7.7)
Net increase (decrease) in other short-term borrowings	6.6	(1.0)
Cash dividends paid	(22.1)	(20.1)
Purchase of treasury stock	(21.7)	(29.9)
Proceeds from stock purchase and option plans	7.4	13.3
Excess tax benefits from stock-based compensation	4.0	2.0
Other	(3.0)	(3.6)

Net cash used by financing activities	(29.3)	(40.5)

Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.8

Decrease in cash and cash equivalents	(0.9)	(24.0)
Cash and cash equivalents at beginning of year	214.5	185.6

Cash and cash equivalents at end of period	$213.6	$161.6

Supplemental cash flow disclosures:
Cash paid for interest	$(25.9)	$(26.2)
Net cash paid for income taxes	(21.6)	(6.9)

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Accounting Policies

Principles of consolidation and presentation

The Condensed Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly-owned and majority-owned subsidiaries (collectively, “Snap-on” or “the company”). These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on’s 2012 Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (“2012 year end”). The company’s 2013 fiscal first quarter ended on March 30, 2013; the 2012 fiscal first quarter ended on March 31, 2012.

Snap-on accounts for investments in unconsolidated affiliates where Snap-on has a greater than 20% but less than 50% ownership interest under the equity method of accounting. Investments in unconsolidated affiliates of $12.9 million as of March 30, 2013, and $13.5 million as of December 29, 2012, are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets. No equity investment dividends were received in the first quarters of 2013 or 2012. In the normal course of business, the company may purchase products or services from unconsolidated affiliates; purchases from unconsolidated affiliates were $3.8 million and $4.5 million in the first quarters of 2013 and 2012, respectively. The Condensed Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three month periods ended March 30, 2013, and March 31, 2012, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

Financial Instruments

The fair value of the company’s derivative financial instruments is generally determined using quoted prices in active markets for the same or similar assets and liabilities. The carrying value of the company’s non-derivative financial instruments either approximate fair value, due to their short-term nature, or fair value is based upon a discounted cash flow analysis or quoted market values. See Note 8 for further information on financial instruments.

New Accounting Standards

Disclosures Relating to Accumulated Other Comprehensive Income

The Financial Accounting Standards Board (“FASB”) issued authoritative guidance in February 2013 that amends the presentation of accumulated other comprehensive income and clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income. The guidance, which became effective for Snap-on on a prospective basis at the beginning of its 2013 fiscal year, requires footnote disclosures regarding the changes in accumulated other comprehensive income by component and the line items affected in the statements of earnings. The adoption of this updated authoritative guidance did not have a significant impact on the company’s Condensed Consolidated Financial Statements. See Note 15 for additional information.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Indefinite-lived Intangible Assets

The FASB issued updated authoritative guidance in July 2012 to amend its previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment; the guidance became effective for Snap-on at the beginning of its 2013 fiscal year. The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, a quantitative impairment test would still be required. Annual impairment tests are performed by the company in the second quarter of each fiscal year. The adoption of this updated authoritative guidance did not have a significant impact on the company’s Condensed Consolidated Financial Statements.

Note 2: Accounts Receivable

Trade and Other Accounts Receivable

Snap-on’s trade and other accounts receivable primarily arise from the sale of tools, diagnostics and equipment to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel on a non-extended-term basis with payment terms generally ranging from 30 to 120 days.

The components of Snap-on’s trade and other accounts receivable as of March 30, 2013, and December 29, 2012, are as follows:

(Amounts in millions)	March 30, 2013	December 29, 2012
Trade and other accounts receivable	$518.3	$516.9
Allowances for doubtful accounts	(18.1)	(19.0)

Total trade and other accounts receivable – net	$500.2	$497.9

Finance and Contract Receivables

Snap-on Credit LLC (“SOC”), the company’s financial services operation in the United States, originates extended-term finance and contract receivables on sales of Snap-on product sold through the U.S. franchisee and customer network and to Snap-on’s industrial and other customers; Snap-on’s foreign finance subsidiaries provide similar financing internationally. Interest income on finance and contract receivables is included in “Financial services revenue” on the accompanying Condensed Consolidated Statements of Earnings.

Snap-on’s finance receivables are comprised of extended-term installment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools, diagnostics and equipment on an extended-term payment plan, generally with expected average payment terms of 34 months. Contract receivables, with payment terms of up to 10 years, are comprised of extended-term installment loans to a broad base of industrial and other customers worldwide, including shop owners, both independents and national chains, for their purchase of tools, diagnostics and equipment. Contract receivables also include extended-term installment loans to franchisees to meet a number of financing needs including working capital loans, loans to enable new franchisees to fund the purchase of the franchise and van leases. Finance and contract receivables are generally secured by the underlying tools, diagnostics or equipment financed and, for installment loans to franchisees, other franchisee assets.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

During both the three months ended March 30, 2013, and the fiscal year ended December 29, 2012, Snap-on did not purchase or sell any finance or contract receivables.

The components of Snap-on’s current finance and contract receivables as of March 30, 2013, and December 29, 2012, are as follows:

(Amounts in millions)	March 30, 2013	December 29, 2012
Finance receivables, net of unearned finance charges of $8.2 million and $8.4 million, respectively	$337.8	$331.7
Contract receivables, net of unearned finance charges of $11.1 million and $9.3 million, respectively	59.7	63.7

Total	397.5	395.4

Allowances for doubtful accounts:
Finance receivables	(8.5)	(8.6)
Contract receivables	(1.1)	(1.0)

Total	(9.6)	(9.6)

Total current finance and contract receivables – net	$387.9	$385.8

Finance receivables – net	$329.3	$323.1
Contract receivables – net	58.6	62.7

Total current finance and contract receivables – net	$387.9	$385.8

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of March 30, 2013, and December 29, 2012, are as follows:

(Amounts in millions)	March 30, 2013	December 29, 2012
Finance receivables, net of unearned finance charges of $11.7 million and $11.8 million, respectively	$519.9	$512.5
Contract receivables, net of unearned finance charges of $17.1 million and $18.1 million, respectively	204.1	196.6

Total	724.0	709.1

Allowances for doubtful accounts:
Finance receivables	(17.3)	(17.9)
Contract receivables	(2.5)	(2.2)

Total	(19.8)	(20.1)

Total long-term finance and contract receivables – net	$704.2	$689.0

Finance receivables – net	$502.6	$494.6
Contract receivables – net	201.6	194.4

Total long-term finance and contract receivables – net	$704.2	$689.0

Delinquency is the primary indicator of credit quality for finance and contract receivables. Receivable balances are considered delinquent when contractual payments become 30 days past due.

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

The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis; however, in circumstances where the company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the applicable agreement. Impaired receivables are covered by the company’s finance and contract allowances for doubtful accounts reserves and are charged-off against the reserves when appropriate. As of March 30, 2013, and December 29, 2012, there were $13.1 million and $13.4 million, respectively, of impaired finance receivables, and there were $1.0 million and $0.9 million, respectively, of impaired contract receivables.

The aging of finance and contract receivables as of March 30, 2013, and December 29, 2012, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
March 30, 2013:
Finance receivables	$7.0	$4.8	$8.4	$20.2	$837.5	$857.7	$6.0
Contract receivables	0.7	0.4	1.0	2.1	261.7	263.8	0.4

December 29, 2012
Finance receivables	$9.2	$5.5	$8.4	$23.1	$821.1	$844.2	$6.2
Contract receivables	1.3	0.6	1.0	2.9	257.4	260.3	0.3

The amount of performing and nonperforming finance and contract receivables based on payment activity as of March 30, 2013, and December 29, 2012, is as follows:

	March 30, 2013		December 29, 2012
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$844.6	$262.8	$830.8	$259.4
Nonperforming	13.1	1.0	13.4	0.9

Total	$857.7	$263.8	$844.2	$260.3

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The amount of finance and contract receivables on nonaccrual status as of March 31, 2012, and December 29, 2012, is as follows:

(Amounts in millions)	March 30, 2013	December 29, 2012
Finance receivables	$7.2	$7.2
Contract receivables	1.0	0.9

The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three months ended March 30, 2013, and March 31, 2012:

	Three Months Ended March 30, 2013		Three Months Ended March 31, 2012
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of year	$26.5	$3.2	$24.2	$4.1
Provision for bad debt expense	3.9	1.1	3.9	0.5
Charge-offs	(5.7)	(0.7)	(4.7)	(0.3)
Recoveries	1.1	–	1.1	0.1

End of period	$25.8	$3.6	$24.5	$4.4

Prior to the 2009 termination of the company’s financial services joint venture with CIT Group Inc. (“CIT”), SOC sold substantially all new finance and contract receivables to CIT on a limited recourse basis and SOC retained the right to service such receivables for a contractual servicing fee. As of March 30, 2013, the remaining portfolio of receivables owned by CIT that is being serviced by SOC was approximately $43.4 million, as compared to $53.8 million at December 29, 2012. Contractual servicing fees from CIT for the three month periods ended March 30, 2013, and March 31, 2012, totaled $0.2 million and $0.5 million, respectively.

Note 3: Inventories

Inventories by major classification are as follows:

(Amounts in millions)	March 30, 2013	December 29, 2012
Finished goods	$352.3	$353.6
Work in progress	40.3	38.6
Raw materials	80.5	83.8

Total FIFO value	473.1	476.0
Excess of current cost over LIFO cost	(71.8)	(71.8)

Total inventories – net	$401.3	$404.2

Inventories accounted for using the first-in, first-out (“FIFO”) method as of both March 30, 2013, and December 29, 2012, approximated 60% of total inventories. The company accounts for its non-U.S. inventory on the FIFO basis. As of March 30, 2013, approximately 26% of the company’s U.S. inventory was accounted for using the FIFO basis and 74% was accounted for using the last-in, first-out (“LIFO”) basis. There were no LIFO inventory liquidations in the three month periods ended March 30, 2013, or March 31, 2012.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 4: Intangible and Other Assets

The changes in the carrying amount of goodwill by segment for the three month period ended March 30, 2013, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of December 29, 2012	$306.9	$12.5	$488.0	$807.4
Currency translation	(4.8)	–	(2.3)	(7.1)

Balance as of March 30, 2013	$302.1	$12.5	$485.7	$800.3

Additional disclosures related to other intangible assets are as follows:

	March 30, 2013		December 29, 2012
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$134.0	$(55.6)	$135.3	$(54.1)
Developed technology	19.0	(18.5)	19.4	(18.8)
Internally developed software	112.1	(69.6)	107.2	(66.1)
Patents	27.9	(19.4)	28.1	(19.4)
Trademarks	2.7	(1.5)	2.6	(1.4)
Other	7.1	(1.2)	7.1	(1.2)

Total	302.8	(165.8)	299.7	(161.0)
Non-amortized trademarks	48.5	–	48.5	–

Total other intangible assets	$351.3	$(165.8)	$348.2	$(161.0)

Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of March 30, 2013, the company has no accumulated impairment losses.

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

The aggregate amortization expense was $6.3 million and $6.4 million for the three month periods ended March 30, 2013, and March 31, 2012, respectively. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $22.7 million in 2013, $17.6 million in 2014, $12.3 million in 2015, $10.4 million in 2016, $9.8 million in 2017 and $8.4 million in 2018.

Note 5: Exit and Disposal Activities

Snap-on recorded costs associated with exit and disposal activities for the three month periods ended March 30, 2013, and March 31, 2012, as follows:

	Three Months Ended
(Amounts in millions)	March 30, 2013	March 31, 2012
Exit and disposal costs:
Cost of goods sold:
Commercial & Industrial Group	$2.1	$0.1
Snap-on Tools Group	–	0.1
Repair Systems & Information Group	0.2	0.2

Total cost of goods sold	2.3	0.4

Operating expenses:
Commercial & Industrial Group	–	3.4
Snap-on Tools Group	0.1	0.1
Repair Systems & Information Group	0.4	0.1

Total operating expenses	0.5	3.6

Financial Services	0.1	–

Total exit and disposal costs:
Commercial & Industrial Group	2.1	3.5
Snap-on Tools Group	0.1	0.2
Repair Systems & Information Group	0.6	0.3
Financial Services	0.1	–

Total exit and disposal costs	$2.9	$4.0

Of the $2.9 million and $4.0 million of costs incurred during the respective three month periods ended March 30, 2013, and March 31, 2012, $2.7 million and $3.7 million, respectively, qualified for accrual treatment. Costs associated with exit and disposal activities in 2013 primarily related to headcount reductions from the ongoing optimization of the company’s cost structure in Europe and various other management and realignment actions.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on’s exit and disposal accrual activity for the first quarter of 2013 is as follows:

(Amounts in millions)	Balance at December 29, 2012	Provision	Usage	Balance at March 30, 2013
Severance costs:
Commercial & Industrial Group	$6.2	$2.0	$(1.9)	$6.3
Snap-on Tools Group	0.1	0.1	–	0.2
Repair Systems & Information Group	0.7	0.5	(0.3)	0.9
Financial Services	–	0.1	–	0.1
Facility-related costs:
Commercial & Industrial Group	0.2	–	(0.1)	0.1

Total	$7.2	$2.7	$(2.3)	$7.6

The majority of the exit and disposal accrual as of March 30, 2013, is expected to be utilized in 2013.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 6: Income Taxes

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 31.9% and 33.5% in the first three months of 2013 and 2012, respectively. The lower first quarter 2013 effective rate benefited from the retroactive extension of the federal research tax credit and certain other business tax provisions included in the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013.

For the three month period ended March 30, 2013, Snap-on’s unrecognized tax benefits decreased by $2.7 million primarily due to the favorable resolution of a foreign tax audit.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease by a range of zero to $0.9 million. Over the next 12 months, Snap-on anticipates taking certain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase by a range of zero to $1.6 million over the next 12 months for uncertain tax positions expected to be taken in future tax filings.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 7: Short-term and Long-term Debt

Short-term and long-term debt as of March 30, 2013, and December 29, 2012, consisted of the following:

(Amounts in millions)	March 30, 2013	December 29, 2012
5.85% unsecured notes due March 2014	$100.0	$100.0
5.50% unsecured notes due 2017	150.0	150.0
4.25% unsecured notes due 2018	250.0	250.0
6.70% unsecured notes due 2019	200.0	200.0
6.125% unsecured notes due 2021	250.0	250.0
Other debt*	29.4	25.6

	979.4	975.6
Less: notes payable and current maturities of long-term debt	(111.4)	(5.2)

Total long-term debt	$868.0	$970.4

*Includes fair value adjustments related to interest rate swaps.

Notes payable and current maturities of long-term debt of $111.4 million as of March 30, 2013, includes $100.0 million of 5.85% unsecured notes that mature March 1, 2014 (the “2014 Notes”), and $11.4 million of other notes. As of 2012 year end, the $100.0 million of 2014 Notes were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the December 29, 2012 year-end balance sheet date. Notes payable as of 2012 year end totaled $5.2 million.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on December 8, 2016; as of March 30, 2013, no amounts were outstanding under this facility. Borrowings under the $500 million revolving credit facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total debt to the sum of total debt plus equity (including noncontrolling interests) of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of March 30, 2013, the company’s actual ratios of 0.35 and 1.52, respectively, were both within the permitted ranges set forth in this financial covenant.

Snap-on also has a 364-day loan and servicing agreement that allows Snap-on to borrow up to $200 million (subject to borrowing base requirements) through the pledging of finance receivables under an asset-backed commercial paper conduit facility; the loan and servicing agreement expires on September 27, 2013 (unless earlier terminated or subsequently extended pursuant to the terms of the agreement). As of March 30, 2013, no amounts were outstanding under the loan and servicing agreement.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility discussed above, Snap-on’s other debt agreements and credit facilities, including the $200 million loan and servicing agreement, also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of March 30, 2013, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Financial Instruments

Derivatives: All derivative instruments are reported in the Condensed Consolidated Financial Statements at fair value. Changes in the fair value of derivatives are recorded each period in earnings or on the accompanying Condensed Consolidated Balance Sheets, depending on whether the derivative is designated and effective as part of a hedged transaction. Gains or losses on derivative instruments recorded in Accumulated other comprehensive income (loss) (“Accumulated OCI”) must be reclassified to earnings in the period in which earnings are affected by the underlying hedged item and the ineffective portion of all hedges must be recognized in earnings in the period that such portion is determined to be ineffective.

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

The company is exposed to global market risks, including the effects of changes in foreign currency exchange rates and interest rates, and therefore uses derivatives to manage financial exposures that occur in the normal course of business. The primary risks managed by using derivative instruments are foreign currency risk, interest rate risk and stock-based deferred compensation risk.

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

At March 30, 2013, Snap-on had $199.6 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $85.4 million in euros, $76.8 million in Swedish kronor, $35.8 million in Australian dollars, $24.8 million in British pounds, $13.3 million in Singapore dollars, $6.8 million in Hong Kong dollars, $5.0 million in South Korean won, and $5.2 million in other currencies, and sell contracts comprised of $32.3 million in Canadian dollars, $11.9 million in Japanese yen, $3.0 million in Argentine pesos, $2.5 million in Turkish lira, and $3.8 million in other currencies. At December 29, 2012, Snap-on had $199.0 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $90.0 million in euros, $74.9 million in Swedish kronor, $34.7 million in Australian dollars, $33.0 million in British pounds, $12.0 million in Singapore dollars, $7.0 million in Hong Kong dollars, $5.1 million in South Korean won, $2.5 million in Chilean pesos, and $3.5 million in other currencies, and sell contracts including $41.6 million in Canadian dollars, $11.1 million in Japanese yen, $3.5 million in Argentine pesos, $2.6 million in Turkish lira, and $4.9 million in other currencies.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements (“interest rate swaps”) to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100.0 million as of both March 30, 2013, and December 29, 2012.

Treasury Lock Agreements: Snap-on enters into treasury lock agreements (“treasury locks”) from time to time to manage the potential change in interest rates in anticipation of issuing fixed rate debt. Treasury locks are accounted for as cash flow hedges. The effective differentials paid or received on treasury locks related to the anticipated issuance of fixed rate debt are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of March 30, 2013, or December 29, 2012, and there were no treasury locks settled during either of the first quarters of 2013 or 2012.

Stock-based Deferred Compensation Risk Management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forwards (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price increases and decrease as the company’s stock price decreases, the equity forwards are intended to mitigate the potential impact on compensation expense that may result from such mark-to-market changes. As of March 30, 2013, Snap-on had equity forwards in place intended to manage market risk with respect to 126,300 shares of Snap-on common stock associated with its deferred compensation plans.

Fair Value Measurements: Snap-on has derivative assets and liabilities related to interest rate swaps, foreign currency forwards and equity forwards that are measured at Level 2 fair value on a recurring basis. The fair value of derivative instruments included within the Condensed Consolidated Balance Sheets as of March 30, 2013, and December 29, 2012, are as follows:

		March 30, 2013		December 29, 2012
(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$18.2	$–	$21.4	$–

Derivatives not designated as hedging instruments:
Foreign currency forwards	Prepaid expenses and other assets	$14.0	$–	$8.9	$–
Foreign currency forwards	Other accrued liabilities	–	4.8	–	1.8
Equity forwards	Prepaid expenses and other assets	10.4	–	–	–

Total		$24.4	$4.8	$8.9	$1.8

Total derivatives instruments		$42.6	$4.8	$30.3	$1.8

As of March 30, 2013, and December 29, 2012, the fair value adjustment to long-term debt related to the interest rate swaps was $18.2 million and $21.4 million, respectively.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Equity forwards are valued using a market approach where the fair value of the equity forward is equal to the company’s stock price at the reporting date. The company did not have any assets or liabilities measured at Level 1 or Level 3, or implement any changes in its valuation techniques as of and for the quarter ended March 30, 2013.

The effects of derivative instruments designated as fair value hedges as included in the Condensed Consolidated Statements of Earnings are as follows:

		Effective Portion of Gain Recognized in Income Three months ended
(Amounts in millions)	Statement of Earnings Presentation	March 30, 2013	March 31, 2012
Derivatives designated as fair value hedges:
Interest rate swaps	Interest expense	$1.1	$0.8

The effects of derivative instruments designated as cash flow hedges as included in Accumulated OCI on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Earnings are as follows:

	Effective Portion of Gain / (Loss) Recognized in Accumulated OCI Three months ended		Statement of Earnings Presentation	Effective Portion of Gain Reclassified from Accumulated OCI into Income Three months ended
(Amounts in millions)	March 30, 2013	March 31, 2012		March 30, 2013	March 31, 2012
Derivatives designated as cash flow hedges:
Treasury locks	$–	$–	Interest expense	$0.1	$0.1

The effects of derivative instruments not designated as hedging instruments as included in the Condensed Consolidated Statements of Earnings are as follows:

		Gain / (Loss) Recognized in Income Three months ended
(Amounts in millions)	Statement of Earnings Presentation	March 30, 2013	March 31, 2012
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other income (expense) – net	$(2.0)	$5.9
Equity forwards	Operating expenses	0.2	–

Snap-on’s foreign currency forwards are typically not designated as hedges for financial reporting purposes. The fair value changes of foreign currency forwards not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. The $2.0 million derivative loss recognized in the first quarter of 2013 was offset by transaction gains on net exposures of $1.3 million, resulting in a net foreign exchange loss of $0.7 million. The $5.9 million derivative gain recognized in the first quarter of 2012 was more than offset by transaction losses on net exposures of $6.5 million,

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

resulting in a net foreign exchange loss of $0.6 million. The resulting net foreign exchange losses are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 14 for additional information on “Other income (expense) – net.”

Snap-on’s equity forwards are not designated as hedges for financial reporting purposes. The fair value changes of equity forwards are reported in “Operating expenses” on the accompanying Condensed Consolidated Statements of Earnings.

As of March 30, 2013, the maximum maturity date of any fair value hedge was nine years. During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $0.3 million after tax at the time the underlying hedge transactions are realized.

See the accompanying Condensed Consolidated Statements of Comprehensive Income for additional information on changes in comprehensive income.

Counterparty Risk: Snap-on is exposed to credit losses in the event of non-performance by the counterparties to its various financial agreements, including its foreign currency forward contracts, interest rate swap agreements and equity forward agreements. Snap-on does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparties and generally enters into agreements with financial institution counterparties with a credit rating of A- or better. Snap-on does not anticipate non-performance by its counterparties, but cannot provide assurances.

Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	March 30, 2013		December 29, 2012
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$831.9	$964.5	$817.7	$948.9
Contract receivables – net	260.2	302.5	257.1	300.6

Long-term debt, notes payable and current maturities of long-term debt	979.4	1,128.4	975.6	1,126.7

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Pension Plans

Snap-on’s net periodic pension cost included the following components:

	Three Months Ended
(Amounts in millions)	March 30, 2013	March 31, 2012
Service cost	$5.6	$5.3
Interest cost	12.8	12.8
Expected return on plan assets	(17.5)	(16.1)
Amortization of unrecognized loss	9.7	9.8
Amortization of prior service cost (credit)	(0.2)	0.3

Net periodic pension cost	$10.4	$12.1

Snap-on intends to make contributions of $10.2 million to its foreign pension plans and $1.6 million to its domestic pension plans in 2013, as required by law. In the first quarter of 2013, Snap-on made $5.3 million of cash contributions to its domestic pension plans that included (i) $0.3 million of required contributions; and (ii) a $5.0 million discretionary contribution. Depending on market and other conditions, Snap-on may elect to make additional discretionary cash contributions to its domestic pension plans in 2013.

Note 10: Postretirement Health Care Plans

Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended
(Amounts in millions)	March 30, 2013	March 31, 2012
Service cost	$0.1	$–
Interest cost	0.5	0.7
Expected return on plan assets	(0.3)	(0.3)

Net periodic postretirement cost	$0.3	$0.4

Note 11: Stock-based Compensation and Other Stock Plans

The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan will continue until exercised, vested, forfeited or expired. As of March 30, 2013, the 2011 Plan had 2,840,586 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.

Net stock-based compensation expense was $9.5 million and $8.7 million for the three month periods ended March 30, 2013, and March 31, 2012, respectively. Cash received from option exercises during the three month periods ended March 30, 2013, and March 31, 2012, was $7.4 million and $13.3 million, respectively. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $8.1 million and $3.6 million for the three month periods ended March 30, 2013, and March 31, 2012, respectively.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Stock Options

Stock options are granted with an exercise price equal to the market value of a share of Snap-on’s common stock on the date of grant and have a contractual term of ten years. Stock option grants vest ratably on the first, second and third anniversaries of the date of grant.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the period of time that options granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three month periods ended March 30, 2013, and March 31, 2012, using the Black-Scholes valuation model:

	Three Months Ended
	March 30, 2013	March 31, 2012
Expected term of option (in years)	4.29	5.37
Expected volatility factor	33.81%	36.92%
Expected dividend yield	2.67%	2.72%
Risk-free interest rate	0.79%	0.82%

A summary of stock option activity as of and for the three month period ended March 30, 2013, is presented below:

	Shares (in thousands)	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 29, 2012	2,161	$50.48
Granted	640	79.04
Exercised	(149)	49.98
Forfeited or expired	–	–

Outstanding at March 30, 2013	2,652	57.40	7.6	$67.1

Exercisable at March 30, 2013	1,408	46.65	6.1	50.7

* Weighted-average

The weighted-average grant date fair value of options granted during the three month periods ended March 30, 2013, and March 31, 2012, was $17.36 and $15.46, respectively. The intrinsic value of options exercised during the three month periods ended March 30, 2013, and March 31, 2012, was $4.5 million and $6.7 million, respectively. The fair value of stock options vested was $7.8 million and $5.6 million during the three month periods ended March 30, 2013, and March 31, 2012, respectively.

As of March 30, 2013, there was $19.1 million of unrecognized compensation cost related to non-vested stock option compensation arrangements that is expected to be recognized as a charge to earnings over a weighted-average period of 2.4 years.

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

The performance share units have a three-year performance period based on the results of the consolidated financial metrics of the company. The performance-based RSUs have a one-year performance period based on the results of the consolidated financial metrics of the company followed by a two-year cliff vesting schedule.

The fair value of performance awards is calculated using the market value of a share of Snap-on’s common stock on the date of grant. The weighted-average grant date fair value of performance awards granted during the three month periods ended March 30, 2013, and March 31, 2012, was $77.31 and $60.00, respectively. Performance share units of 213,459 shares and 53,990 shares were paid out during the three month periods ended March 30, 2013, and March 31, 2012, respectively. Earned performance share units are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).

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

The changes to the company’s non-vested performance awards during the three month period ended March 30, 2013, are as follows:

	Shares (in thousands)	Fair Value Price per Share (*)
Non-vested performance awards at December 29, 2012	509	$59.36
Granted	172	77.31
Vested	–	–
Cancellations	–	–

Non-vested performance awards at March 30, 2013	681	63.89

* Weighted-average

As of March 30, 2013, there was $23.2 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

Stock Appreciation Rights (“SARs”)

The company also issues cash-settled and stock-settled SARs to certain key non-U.S. employees. SARs have a contractual term of ten years and vest ratably on the first, second and third anniversaries of the date of grant. SARs are granted with an exercise price equal to the market value of a share of Snap-on’s common stock on the date of grant.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Cash-settled SARs provide for the cash payment of the excess of the fair market value of Snap-on’s common stock price on the date of exercise over the grant price. Cash-settled SARs have no effect on dilutive shares or shares outstanding as any appreciation of Snap-on’s common stock value over the grant price is paid in cash and not in common stock.

In 2013, the company began issuing stock-settled SARs that are accounted for as equity instruments and provide for the issuance of Snap-on common stock equal to the amount by which the company’s stock has appreciated over the exercise price. As stock-settled SARs vest, they will have an effect on dilutive shares and shares outstanding as any appreciation of Snap-on’s common stock value over the exercise price will be settled in shares of common stock.

The fair value of cash-settled SARs is revalued (mark-to-market) each reporting period using the Black-Scholes valuation model based on Snap-on’s period-end stock price. The fair value of stock-settled SARs is estimated on the date of grant using the Black-Scholes valuation model. The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs.

The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the three month periods ended March 30, 2013, and March 31, 2012, using the Black-Scholes valuation model:

	Three Months Ended
	March 30, 2013	March 31, 2012
Expected term of SARs (in years)	4.11	5.16
Expected volatility factor	31.11%	37.54%
Expected dividend yield	2.67%	2.72%
Risk-free interest rate	0.77%	1.04%

The total intrinsic value of cash-settled SARs exercised during the three month periods ended March 30, 2013, and March 31, 2012, was $1.1 million and $1.3 million, respectively. The total fair value of cash-settled SARs vested during the three month periods ended March 30, 2013, and March 31, 2012, was $3.0 million and $2.3 million, respectively.

Changes to the company’s non-vested cash-settled SARs during the three month period ended March 30, 2013, are as follows:

	SARs (in thousands)	Fair Value Price per Share (*)
Non-vested SARs at December 29, 2012	238	$24.26
Granted	4	17.47
Vested	(110)	27.38
Cancellations	(3)	–

Non-vested SARs at March 30, 2013	129	22.87

* Weighted-average

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of March 30, 2013, there was $2.9 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.6 years.

The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the three month period ended March 30, 2013, using the Black-Scholes valuation model:

Three Months Ended March 30, 2013
Expected term of SARs (in years)	4.25
Expected volatility factor	34.09%
Expected dividend yield	2.67%
Risk-free interest rate	0.92%

Changes to the company’s non-vested stock-settled SARs during the three month period ended March 30, 2013, are as follows:

	SARs (in thousands)	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 29, 2012	–	$–
Granted	119	79.04
Exercised	–	–
Forfeited or expired	–	–

Outstanding at March 30, 2013	119	79.04	9.9	$0.4

Exercisable at March 30, 2013	–	–	–	–

* Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the three month period ended March 30, 2013, was $17.55. As of March 30, 2013, there was $2.0 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.9 years.

Restricted Stock Awards – Non-employee Directors

The company granted awards of 13,437 shares of restricted stock to non-employee directors in the first quarter of 2013. All restrictions will lapse upon the earliest of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for reasons other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 12: Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Weighted-average common shares outstanding	58,278,564	58,172,127
Dilutive effect of stock-based instruments	965,967	600,484

Weighted-average common shares outstanding, assuming dilution	59,244,531	58,772,611

The dilutive effect of the potential exercise of outstanding stock-based instruments to purchase common shares is calculated using the treasury stock method. There were no options outstanding that were anti-dilutive for the three month period ended March 30, 2013. Options to purchase 1,174,721 shares of Snap-on common stock for the three month period ended March 31, 2012, were not included in the computation of diluted earnings per share as the exercise price of the options was greater than the average market price of the common stock for the respective period and the effect on earnings per share would be anti-dilutive.

Note 13: Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. Snap-on’s product warranty accrual activity for the three month periods ended March 30, 2013, and March 31, 2012, is as follows:

	Three Months Ended
(Amounts in millions)	March 30, 2013	March 31, 2012
Warranty reserve:
Beginning of year	$18.9	$18.6
Additions	1.4	2.8
Usage	(2.6)	(2.9)

End of period	$17.7	$18.5

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van leases sold by SOC; as of March 30, 2013, and December 29, 2012, $14.3 million and $13.3 million, respectively, of franchisee leases contain a recourse provision to Snap-on if the leases become more than 90 days past due. The asset value of the collateral underlying these recourse leases would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all lease originations with recourse as of March 30, 2013, was not material.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 14: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended
(Amounts in millions)	March 30, 2013	March 31, 2012
Interest income	$0.1	$0.2
Foreign exchange loss	(0.7)	(0.6)

Total other income (expense) – net	$(0.6)	$(0.4)

Note 15: Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated OCI by component, net of tax, for the first quarter of 2013 are as follows:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 29, 2012	$129.7	$1.7	$(255.6)	$(124.2)
Other comprehensive income before reclassifications	(28.2)	–	–	(28.2)
Amounts reclassified from Accumulated OCI	–	(0.1)	6.0	5.9

Net other comprehensive income (loss)	(28.2)	(0.1)	6.0	(22.3)

Balance as of March 30, 2013	$101.5	$1.6	$(249.6)	$(146.5)

The reclassifications out of Accumulated OCI for the three month period ended March 30, 2013, are as follows:

Details about Accumulated OCI Components	Amount Reclassified from Accumulated OCI Three Months Ended March 30, 2013	Statement of Earnings Presentation
(Amounts in millions)
Gains on cash flow hedges:
Treasury locks	$0.1	Interest expense
	–	Income tax expense

	0.1	Net of tax

Amortization of defined benefit pension and postretirement plan items:
Prior service cost and unrecognized loss	(9.5)	See footnote below*
	3.5	Income tax expense

	(6.0)	Net of tax

Total reclassifications for the period	$(5.9)	Net of tax

* These Accumulated OCI components are included in the computation of net periodic pension and postretirement cost. See notes 9 and 10 for more information.

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

Snap-on evaluates the performance of its operating segments based on segment revenues, including both external and intersegment net sales, and segment operating earnings. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Corporate assets consist of cash and cash equivalents (excluding cash held at Financial Services), deferred income taxes and certain other assets. All significant intersegment amounts are eliminated to arrive at Snap-on’s consolidated financial results.

Financial data by segment was as follows:

	Three Months Ended
(Amounts in millions)	March 30, 2013	March 31, 2012
Net sales:
Commercial & Industrial Group	$266.4	$286.5
Snap-on Tools Group	327.3	316.6
Repair Systems & Information Group	246.1	226.1

Segment net sales	839.8	829.2
Intersegment eliminations	(98.1)	(94.0)

Total net sales	$741.7	$735.2
Financial Services revenue	44.0	38.0

Total revenues	$785.7	$773.2

Operating earnings:
Commercial & Industrial Group	$30.6	$29.2
Snap-on Tools Group	47.2	46.1
Repair Systems & Information Group	56.5	48.6
Financial Services	30.5	23.9

Segment operating earnings	164.8	147.8
Corporate	(26.5)	(26.4)

Operating earnings	$138.3	$121.4
Interest expense	(13.6)	(13.9)
Other income (expense) – net	(0.6)	(0.4)

Earnings before income taxes and equity earnings (loss)	$124.1	$107.1

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

(Amounts in millions)	March 30, 2013	December 29, 2012
Assets:
Commercial & Industrial Group	$930.9	$935.2
Snap-on Tools Group	554.6	537.7
Repair Systems & Information Group	920.1	927.7
Financial Services	1,093.4	1,076.3

Total assets from reportable segments	$3,499.0	$3,476.9
Corporate	463.4	477.7
Elimination of intersegment receivables	(59.2)	(52.3)

Total assets	$3,903.2	$3,902.3

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements:

Statements in this document that are not historical facts, including statements that (i) are in the future tense; (ii) include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on Incorporated (“Snap-on” or “the company”) or its management; (iii) are specifically identified as forward-looking; or (iv) describe Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, as well as those factors discussed in its Annual Report on Form 10-K for the fiscal year ended December 29, 2012, which are incorporated herein by reference, could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain value through its Snap-on Value Creation Processes, including its ability to realize efficiencies and savings from its rapid continuous improvement and other cost reduction initiatives, improve workforce productivity, implement reductions in workforce, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues. These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby help improve their sales and profitability, introduce successful new products, successfully pursue, complete and integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the effects of external negative factors, including continuing uncertainty in world financial markets, weakness in certain areas of the global economy, and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, changes in tax rates and regulations, and the impact of energy and raw material supply and pricing, including steel and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and reforms), continuing and potentially increasing required contributions to pension and postretirement plans, the impacts of non-strategic business and/or product line rationalizations, and the effects on business as a result of new legislation, regulations or the U.S. government’s budget sequestration, risks associated with technological systems and protections, and other world or local events outside Snap-on’s control, including terrorist disruptions. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

RESULTS OF OPERATIONS

Results of operations for the three month periods ended March 30, 2013, and March 31, 2012, are as follows:

	Three Months Ended
(Amounts in millions)	March 30, 2013		March 31, 2012		Change
Net sales	$741.7	100.0%	$735.2	100.0%	$6.5	0.9%
Cost of goods sold	(384.8)	-51.9%	(387.5)	-52.7%	2.7	0.7%

Gross profit	356.9	48.1%	347.7	47.3%	9.2	2.6%
Operating expenses	(249.1)	-33.6%	(250.2)	-34.0%	1.1	0.4%

Operating earnings before financial services	107.8	14.5%	97.5	13.3%	10.3	10.6%

Financial services revenue	44.0	100.0%	38.0	100.0%	6.0	15.8%
Financial services expenses	(13.5)	-30.7%	(14.1)	-37.1%	0.6	4.3%

Operating earnings from financial services	30.5	69.3%	23.9	62.9%	6.6	27.6%

Operating earnings	138.3	17.6%	121.4	15.7%	16.9	13.9%
Interest expense	(13.6)	-1.7%	(13.9)	-1.8%	0.3	2.2%
Other income (expense) – net	(0.6)	-0.1%	(0.4)	–	(0.2)	-50.0%

Earnings before income taxes and equity earnings (loss)	124.1	15.8%	107.1	13.9%	17.0	15.9%
Income tax expense	(38.8)	-4.9%	(35.2)	-4.6%	(3.6)	-10.2%

Earnings before equity earnings (loss)	85.3	10.9%	71.9	9.3%	13.4	18.6%
Equity earnings (loss), net of tax	(0.2)	-0.1%	1.1	0.1%	(1.3)	NM

Net earnings	85.1	10.8%	73.0	9.4%	12.1	16.6%
Net earnings attributable to noncontrolling interests	(2.3)	-0.3%	(2.0)	-0.2%	(0.3)	-15.0%

Net earnings attributable to Snap-on Inc.	$82.8	10.5%	$71.0	9.2%	$11.8	16.6%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $741.7 million in the first quarter of 2013 increased $6.5 million, or 0.9%, from 2012 levels; excluding $4.3 million of unfavorable foreign currency translation, organic sales increased $10.8 million or 1.5%. Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including foreign currency translation fluctuations.

Gross profit of $356.9 million in the first quarter of 2013 increased $9.2 million as compared to $347.7 million last year, and gross margin (gross profit as a percentage of net sales) of 48.1% in the quarter improved 80 basis points (100 basis points equals 1.0 percent) from 47.3% last year. The year-over-year improvement in gross margin primarily reflects savings from ongoing efficiency and productivity initiatives, as well as benefits from restructuring actions (collectively, “Rapid Continuous Improvement” or “RCI initiatives”), partially offset by $1.9 million of higher restructuring costs. Gross profit in the first quarter of 2013 reflects $2.3 million of restructuring costs; gross profit in the first quarter of 2012 reflects $0.4 million of such costs.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Operating expenses of $249.1 million in the first quarter of 2013 decreased $1.1 million as compared to $250.2 million last year. Restructuring costs included in operating expenses totaled $0.5 million in the first quarter of 2013 as compared to $3.6 million last year. The first-quarter 2013 operating expense margin (operating expenses as a percentage of net sales) of 33.6% improved 40 basis points from 34.0% last year.

Operating earnings before financial services of $107.8 million in the first quarter of 2013 increased $10.3 million, or 10.6%, as compared to $97.5 million last year. As a percentage of net sales, operating earnings before financial services in the first quarter of 2013 improved 120 basis points from 13.3% last year to 14.5% this year.

Operating earnings from financial services were $30.5 million on revenue of $44.0 million in the first quarter of 2013, as compared with operating earnings of $23.9 million on revenue of $38.0 million last year. The year-over-year increase in both revenue and operating earnings primarily reflects the growth in the company’s on-book finance portfolio.

Operating earnings of $138.3 million in the first quarter of 2013 increased $16.9 million, or 13.9%, from $121.4 million last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings in the first quarter of 2013 improved 190 basis points to from 15.7% last year to 17.6% this year.

Interest expense of $13.6 million in the first quarter of 2013 decreased $0.3 million from the comparable prior-year period primarily due to lower average debt levels. See Note 7 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net in the first quarters of 2013 and 2012 was expense of $0.6 million and $0.4 million, respectively. Other income (expense) – net primarily includes interest income and hedging and currency exchange rate transaction gains and losses. See Note 14 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 31.9% in the first quarter of 2013 and 33.5% in the first quarter of 2012. The lower first-quarter 2013 effective rate benefited from the retroactive extension of the federal research tax credit and certain other business tax provisions included in the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. See Note 6 to the Condensed Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on in the first quarter of 2013 were $82.8 million, or $1.40 per diluted share. Net earnings attributable to Snap-on in the first quarter of 2012 were $71.0 million, or $1.21 per diluted share.

Exit and Disposal Activities

Snap-on recorded costs of $2.9 million for exit and disposal activities in the first quarter of 2013 as compared to $4.0 million of such costs in the first quarter of 2012. See Note 5 to the Condensed Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

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

Snap-on evaluates the performance of its operating segments based on segment revenues, including both external and intersegment net sales, and segment operating earnings. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Corporate assets consist of cash and cash equivalents (excluding cash held at Financial Services), deferred income taxes and certain other assets. All significant intersegment amounts are eliminated to arrive at Snap-on’s consolidated financial results.

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	March 30, 2013		March 31, 2012		Change
External net sales	$221.5	83.1%	$239.3	83.5%	$(17.8)	-7.4%
Intersegment net sales	44.9	16.9%	47.2	16.5%	(2.3)	-4.9%

Segment net sales	266.4	100.0%	286.5	100.0%	(20.1)	-7.0%
Cost of goods sold	(167.4)	-62.8%	(184.5)	-64.4%	17.1	9.3%

Gross profit	99.0	37.2%	102.0	35.6%	(3.0)	-2.9%
Operating expenses	(68.4)	-25.7%	(72.8)	-25.4%	4.4	6.0%

Segment operating earnings	$30.6	11.5%	$29.2	10.2%	$1.4	4.8%

Segment net sales of $266.4 million in the first quarter of 2013 decreased $20.1 million, or 7.0%, from 2012 levels; excluding $2.2 million of unfavorable currency translation, organic sales decreased $17.9 million or 6.3%. The lower year-over-year organic sales primarily reflect a double-digit decline in sales to the military and a high single-digit sales decline in the segment’s European-based hand tools business as a result of ongoing economic weakness in that region.

Segment gross profit of $99.0 million in the first quarter of 2013 decreased $3.0 million from 2012 levels. Gross margin of 37.2% in the quarter improved 160 basis points from 35.6% last year primarily due to savings from ongoing RCI initiatives, particularly in Europe, partially offset by higher restructuring costs. Gross profit in the first quarter of 2013 reflects $2.1 million of restructuring costs as compared with $0.1 million of such costs last year.

Segment operating expenses of $68.4 million in the first quarter of 2013 decreased $4.4 million from 2012 levels. The operating expense margin of 25.7% in the quarter increased 30 basis points from 25.4% last year primarily as a result of the lower sales, partially offset by lower restructuring costs. No restructuring costs are reflected in operating expenses in the first quarter of 2013; operating expenses in the first quarter of 2012 included $3.4 million of such costs.

As a result of these factors, segment operating earnings of $30.6 million in the first quarter of 2013 increased $1.4 million, or 4.8%, from 2012 levels, including $0.5 million of unfavorable foreign currency effects. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 11.5% in the first quarter of 2013 improved 130 basis points from 10.2% last year.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	March 30, 2013		March 31, 2012		Change
Segment net sales	$327.3	100.0%	$316.6	100.0%	$10.7	3.4%
Cost of goods sold	(183.4)	-56.0%	(177.6)	-56.1%	(5.8)	-3.3%

Gross profit	143.9	44.0%	139.0	43.9%	4.9	3.5%
Operating expenses	(96.7)	-29.6%	(92.9)	-29.3%	(3.8)	-4.1%

Segment operating earnings	$47.2	14.4%	$46.1	14.6%	$1.1	2.4%

Segment net sales of $327.3 million in the first quarter of 2013 increased $10.7 million, or 3.4%, from 2012 levels. Excluding $0.9 million of unfavorable foreign currency translation, organic sales increased $11.6 million, or 3.7%, reflecting sales increases across both the company’s U.S. and international franchise operations.

Segment gross profit of $143.9 million in the first quarter of 2013 increased $4.9 million from 2012 levels. Gross margin of 44.0% in the quarter compared with 43.9% last year. No restructuring costs are reflected in gross profit in the first quarter of 2013; gross profit in the first quarter of 2012 reflects $0.1 million of such costs.

Segment operating expenses of $96.7 million in the first quarter of 2013 increased $3.8 million from 2012 levels primarily due to higher volume-related and other expenses. Restructuring costs reflected in operating expenses totaled $0.1 million in both periods. The operating expense margin of 29.6% in the first quarter of 2013 compared with 29.3% last year.

As a result of these factors, segment operating earnings of $47.2 million in the first quarter of 2013 increased $1.1 million, or 2.4%, from 2012 levels, including $0.7 million of favorable foreign currency effects. Operating margin for the Snap-on Tools Group of 14.4% in the first quarter of 2013 compared with 14.6% last year.

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	March 30, 2013		March 31, 2012		Change
External net sales	$192.9	78.4%	$179.3	79.3%	$13.6	7.6%
Intersegment net sales	53.2	21.6%	46.8	20.7%	6.4	13.7%

Segment net sales	246.1	100.0%	226.1	100.0%	20.0	8.8%
Cost of goods sold	(132.1)	-53.7%	(119.4)	-52.8%	(12.7)	-10.6%

Gross profit	114.0	46.3%	106.7	47.2%	7.3	6.8%
Operating expenses	(57.5)	-23.3%	(58.1)	-25.7%	0.6	1.0%

Segment operating earnings	$56.5	23.0%	$48.6	21.5%	$7.9	16.3%

Segment net sales of $246.1 million in the first quarter of 2013 increased $20.0 million, or 8.8%, from 2012 levels. Excluding $1.0 million of unfavorable foreign currency translation, organic sales increased $21.0 million, or 9.3%, driven by a double-digit gain in sales to OEM dealerships and a mid single-digit gain in sales of diagnostics and repair information products to repair shop owners and managers.

Segment gross profit of $114.0 million in the first quarter of 2013 increased $7.3 million from 2012 levels. Gross margin of 46.3% in the first quarter of 2013 decreased 90 basis points from 47.2% last year primarily due to a shift in sales mix that included higher volumes of lower gross margin essential tool and facilitation products to OEM dealerships, partially offset by savings from ongoing RCI initiatives. Gross profit in both periods reflects $0.2 million of restructuring costs.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment operating expenses of $57.5 million in the first quarter of 2013 decreased $0.6 million from 2012 levels. The operating expense margin of 23.3% in the quarter improved 240 basis points from 25.7% last year primarily due to contributions from sales volume leverage, including benefits from the sales mix shift discussed above, and ongoing RCI initiatives. Restructuring costs included in operating expenses totaled $0.4 million and $0.1 million in the first quarters of 2013 and 2012, respectively.

As a result of these factors, segment operating earnings of $56.5 million in the first quarter of 2013, including $0.8 million of unfavorable foreign currency effects, increased $7.9 million, or 16.3%, from 2012 levels. Operating margin for the Repair Systems & Information Group of 23.0% in the first quarter of 2013 increased 150 basis points from 21.5% last year.

Financial Services

	Three Months Ended
(Amounts in millions)	March 30, 2013		March 31, 2012		Change
Financial services revenue	$44.0	100.0%	$38.0	100.0%	$6.0	15.8%
Financial services expenses	(13.5)	-30.7%	(14.1)	-37.1%	0.6	4.3%

Segment operating earnings	$30.5	69.3%	$23.9	62.9%	$6.6	27.6%

Financial services operating earnings of $30.5 million on revenue of $44.0 million in the first quarter of 2013 compares with operating earnings of $23.9 million on revenue of $38.0 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect the growth in the company’s on-book finance portfolio. Originations of $171.9 million in the first quarter of 2013 increased $15.6 million, or 10.0%, from prior-year levels.

Financial services expenses of $13.5 million and $14.1 million in the first quarters of 2013 and 2012, respectively, primarily include personnel-related and other general and administrative costs necessary to support the serviced portfolio. These expenses are generally more dependent on the change in size of the serviced portfolio than they are on the revenue of this segment. Financial services expenses also include doubtful accounts provisions for the finance and contract receivables owned by Snap-on. As a percentage of the average serviced portfolio, financial services expenses were 1.2% and 1.4% in the first quarters of 2013 and 2012, respectively.

See Note 2 to the Condensed Consolidated Financial Statements for further information on financial services.

Corporate

Snap-on’s general corporate expenses of $26.5 million in the first quarter of 2013 compared with expenses of $26.4 million last year.

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

Supplemental Consolidating Data – The supplemental Condensed Statements of Earnings information for the three month periods ended March 30, 2013, and March 31, 2012, are as follows:

	Operations*		Financial Services
(Amounts in millions)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales	$741.7	$735.2	$–	$–
Cost of goods sold	(384.8)	(387.5)	–	–

Gross profit	356.9	347.7	–	–
Operating expenses	(249.1)	(250.2)	–	–

Operating earnings before financial services	107.8	97.5	–	–

Financial services revenue	–	–	44.0	38.0
Financial services expenses	–	–	(13.5)	(14.1)

Operating earnings from financial services	–	–	30.5	23.9

Operating earnings	107.8	97.5	30.5	23.9
Interest expense	(13.2)	(13.6)	(0.4)	(0.3)
Intersegment interest income (expense) – net	11.3	9.8	(11.3)	(9.8)
Other income (expense) – net	(0.7)	(0.4)	0.1	–

Earnings before income taxes and equity earnings (loss)	105.2	93.3	18.9	13.8
Income tax expense	(31.9)	(30.1)	(6.9)	(5.1)

Earnings before equity earnings (loss)	73.3	63.2	12.0	8.7
Financial services – net earnings attributable to Snap-on Incorporated	12.0	8.7	–	–
Equity earnings (loss), net of tax	(0.2)	1.1	–	–

Net earnings	85.1	73.0	12.0	8.7
Net earnings attributable to noncontrolling interests	(2.3)	(2.0)	–	–

Net earnings attributable to Snap-on Incorporated	$82.8	$71.0	$12.0	$8.7

* Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – The supplemental Condensed Balance Sheets information as of March 30, 2013, and December 29, 2012, are as follows:

	Operations*		Financial Services
(Amounts in millions)	March 30, 2013	December 29, 2012	March 30, 2013	December 29, 2012
ASSETS
Current assets
Cash and cash equivalents	$209.3	$211.2	$4.3	$3.3
Intersegment receivables	12.7	14.1	–	–
Trade and other accounts receivable – net	499.8	497.5	0.4	0.4
Finance receivables – net	–	–	329.3	323.1
Contract receivables – net	7.5	7.4	51.1	55.3
Inventories – net	401.3	404.2	–	–
Deferred income tax assets	61.1	68.8	12.0	13.0
Prepaid expenses and other assets	103.2	88.3	1.1	1.0

Total current assets	1,294.9	1,291.5	398.2	396.1

Property and equipment – net	370.4	373.2	1.9	2.0
Investment in Financial Services	172.3	165.3	–	–
Deferred income tax assets	107.0	110.2	0.2	0.2
Long-term finance receivables – net	–	–	502.6	494.6
Long-term contract receivables – net	12.1	12.1	189.5	182.3
Goodwill	800.3	807.4	–	–
Other intangibles – net	185.5	187.2	–	–
Other assets	59.2	65.3	1.0	1.1

Total assets	$3,001.7	$3,012.2	$1,093.4	$1,076.3

* Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	March 30, 2013	December 29, 2012	March 30, 2013	December 29, 2012
LIABILITIES AND EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$13.2	$5.2	$98.2	$–
Accounts payable	148.2	142.1	0.5	0.4
Intersegment payables	–	–	12.7	14.1
Accrued benefits	50.6	50.6	0.1	–
Accrued compensation	60.9	84.9	1.3	3.4
Franchisee deposits	51.5	54.7	–	–
Other accrued liabilities	224.9	207.8	27.2	46.9

Total current liabilities	549.3	545.3	140.0	64.8

Long-term debt and intersegment long-term debt	105.0	143.2	763.0	827.2
Deferred income tax liabilities	132.8	125.7	1.0	1.4
Retiree health care benefits	47.2	48.4	–	–
Pension liabilities	252.9	260.7	–	–
Other long-term liabilities	68.1	69.9	17.1	17.6

Total liabilities	1,155.3	1,193.2	921.1	911.0

Total shareholders’ equity attributable to Snap-on Inc.	1,829.5	1,802.1	172.3	165.3
Noncontrolling interests	16.9	16.9	–	–

Total equity	1,846.4	1,819.0	172.3	165.3

Total liabilities and equity	$3,001.7	$3,012.2	$1,093.4	$1,076.3

* Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations and collections of finance receivables, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for payments of interest and dividends, scheduled debt repayments, new loans originated by our financial services businesses, capital expenditures, working capital, restructuring activities, the funding of pension plans, and funding for additional share repurchases and acquisitions, if any. Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on April 12, 2013, Snap-on’s long-term debt and commercial paper were rated, respectively, Baa1 and P-2 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A- and F2 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.

As of March 30, 2013, working capital (current assets less current liabilities) of $1,006.1 million decreased $73.7 million from $1,079.8 million as of December 29, 2012 (fiscal 2012 year end), primarily due to the inclusion of $100 million of existing indebtedness (included in “Notes payable and current maturities of long-term debt”) that matures in March 2014.

The following represents the company’s working capital position as of March 30, 2013, and December 29, 2012:

(Amounts in millions)	March 30, 2013	December 29, 2012
Cash and cash equivalents	$213.6	$214.5
Trade and other accounts receivable – net	500.2	497.9
Finance receivables – net	329.3	323.1
Contract receivables – net	58.6	62.7
Inventories – net	401.3	404.2
Other current assets	172.8	166.6

Total current assets	1,675.8	1,669.0

Notes payable and current maturities of long-term debt	(111.4)	(5.2)
Accounts payable	(148.7)	(142.5)
Other current liabilities	(409.6)	(441.5)

Total current liabilities	(669.7)	(589.2)

Total working capital	$1,006.1	$1,079.8

Cash and cash equivalents of $213.6 million as of March 30, 2013, compared to cash and cash equivalents of $214.5 million at 2012 year end. The $0.9 million decrease in cash and cash equivalents includes (i) the funding of $144.4 million of new finance receivables; (ii) the funding of $14.7 million of capital expenditures; (iii) dividend payments of $22.1 million; and (iv) the repurchase of 275,000 shares of the company’s common stock for $21.7 million. These decreases in cash and cash equivalents were largely offset by (i) $75.7 million of cash generated from operations; and (ii) $122.5 million of cash from collections of finance receivables.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Of the $213.6 million of cash and cash equivalents as of March 30, 2013, $84.5 million was held outside of the United States. Snap-on considers these non-U.S. funds as permanently invested in its foreign operations to (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise; as such, the company does not presently expect to repatriate these funds to fund its U.S. operations or obligations. The repatriation of cash from certain foreign subsidiaries could have adverse net tax consequences on the company should Snap-on be required to pay and record U.S. income taxes and foreign withholding taxes on funds that were previously considered permanently invested. Alternatively, the repatriation of such cash from certain other foreign subsidiaries could result in favorable net tax consequences for the company. Snap-on periodically evaluates opportunities to repatriate certain foreign cash amounts to the extent that it does not incur additional unfavorable net tax consequences.

Trade and other accounts receivable – net of $500.2 million as of March 30, 2013, increased $2.3 million from 2012 year-end levels; excluding $6.7 million of currency translation impacts, trade and other accounts receivable – net increased $9.0 million. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 61 days at both March 30, 2013, and 2012 year end.

The current portions of net finance and contract receivables of $387.9 million as of March 30, 2013, compared to $385.8 million at 2012 year end. The long-term portions of net finance and contract receivables of $704.2 million as of March 30, 2013, compared to $689.0 million at 2012 year end. The combined $17.3 million increase in net current and long-term finance and contract receivables over 2012 year-end levels is primarily due to continued growth of the company’s on-balance-sheet finance portfolio; excluding $5.9 million of currency translation impacts, the combined increase for these receivables over 2012 year-end levels was $23.2 million.

Inventories of $401.3 million as of March 30, 2013, decreased $2.9 million from 2012 year-end levels; excluding currency translation impacts of $6.0 million, inventories increased $3.1 million. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 3.9 turns as of both March 30, 2013, and December 29, 2012. Inventories accounted for using the first-in, first-out (“FIFO”) method as of both March 30, 2013, and December 29, 2012, approximated 60% of total inventories. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $71.8 million as of both March 30, 2013, and December 29, 2012.

Notes payable and current maturities of long-term debt of $111.4 million as of March 30, 2013, includes $100.0 million of 5.85% unsecured notes that mature March 1, 2014 (the “2014 Notes”), and $11.4 million of other notes. As of 2012 year end, the $100.0 million of 2014 Notes were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the December 29, 2012 year-end balance sheet date. Notes payable as of 2012 year end totaled $5.2 million.

Accounts payable of $148.7 million as of March 30, 2013, increased $6.2 million from 2012 year-end levels primarily due to the timing of payments; excluding currency translation impacts, accounts payable increased $7.6 million.

Other accrued liabilities of $245.2 million as of March 30, 2013, decreased $2.7 million from 2012 year-end levels; excluding currency translation impacts, other accrued liabilities increased $1.9 million.

Long-term debt of $868.0 million as of March 30, 2013, consisted of (i) $150 million of unsecured 5.50% notes that mature in 2017; (ii) $250 million of unsecured 4.25% notes that mature in 2018; (iii) $200 million of unsecured 6.70% notes that mature in 2019; (iv) $250 million of unsecured 6.125% notes that mature in 2021; and (v) $18.0 million of other long-term debt, including fair value adjustments related to interest rate swaps.

Snap-on has a five-year, $500 million multi-currency revolving credit facility that terminates on December 8, 2016; as of March 30, 2013, no amounts were outstanding under this facility. Borrowings under the $500 million revolving credit facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The $500 million revolving credit facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio of total

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

debt to the sum of total debt plus equity (including noncontrolling interests) of not greater than 0.60 to 1.00; or (ii) a ratio of total debt to the sum of net income plus interest expense, income taxes, depreciation, amortization and other non-cash or extraordinary charges for the preceding four fiscal quarters then ended of not greater than 3.50 to 1.00. As of March 30, 2013, the company’s actual ratios of 0.35 and 1.52, respectively, were both within the permitted ranges set forth in this financial covenant.

Snap-on also has a 364-day loan and servicing agreement that allows Snap-on to borrow up to $200 million (subject to borrowing base requirements) through the pledging of finance receivables under an asset-backed commercial paper conduit facility; the loan and servicing agreement expires on September 27, 2013 (unless earlier terminated or subsequently extended pursuant to the terms of the agreement). As of March 30, 2013, no amounts were outstanding under the loan and servicing agreement.

In addition to the financial covenant required by the $500 million multi-currency revolving credit facility discussed above, Snap-on’s other debt agreements and credit facilities, including the $200 million loan and servicing agreement, also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of March 30, 2013, Snap-on was in compliance with all covenants of its debt agreements and credit facilities.

Snap-on believes that it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis, including the repayment of the 2014 Notes. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facilities. If the need were to arise, Snap-on believes that it could access short-term debt markets, predominantly through commercial paper issuances, securitizations (including its $200 million loan and servicing agreement discussed above) and existing lines of credit to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, in the future, may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near term liquidity requirements for Snap-on include payments of interest and dividends, scheduled debt repayments, funding to support new loans originated by our financial services businesses, capital expenditures, working capital, restructuring activities, the funding of pension plans, and funding for additional share repurchases and acquisitions, if any. Snap-on intends to make contributions of $10.2 million to its foreign pension plans and $1.6 million to its domestic pension plans in 2013, as required by law. In the first quarter of 2013, Snap-on made $5.3 million of cash contributions to its domestic pension plans that included (i) $0.3 million of required contributions; and (ii) a $5.0 million discretionary contribution. Depending on market and other conditions, Snap-on may elect to make additional discretionary cash contributions to its domestic pension plans in 2013.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, securitizations and/or additional fixed-term debt.

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flow.

Operating Activities

Net cash provided by operating activities was $75.7 million in the first quarter of 2013 and $65.0 million in the first quarter of 2012. The $10.7 million increase in net cash provided by operating activities in 2013 primarily reflects higher year-over-year net earnings and net changes in operating assets and liabilities. In the first quarter of 2013, Snap-on made $5.3 million of cash contributions to its domestic pension plans that included (i) $0.3 million of required contributions; and (ii) a $5.0 million discretionary contribution. In the first quarter of 2012, Snap-on made $25.0 million of cash contributions to its domestic pension plans that included (i) $18.3 million of required contributions; and (ii) a $6.7 million discretionary contribution.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Investing Activities

Net cash used by investing activities of $46.5 million in the first quarter of 2013 included additions to, and collections of, finance receivables of $144.4 million and $122.5 million, respectively. Net cash used by investing activities of $49.3 million in the first quarter of 2012 included additions to, and collections of, finance receivables of $135.5 million and $106.1 million, respectively. Finance receivables are comprised of extended-term installment contracts to technicians (i.e. franchisees’ customers) to enable them to purchase tools, diagnostics and equipment on an extended-term payment plan, generally with average payment terms of 32 months.

Capital expenditures of $14.7 million in the first quarter of 2013 compared to $21.8 million in the first quarter of last year. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and Rapid Continuous Improvement.

Net cash used by investing activities in the first quarter of 2013 also included $10.2 million related to a prepaid equity forward transaction agreement with Citibank N.A. that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. As of March 30, 2013, Snap-on had prepaid equity forwards (“equity forwards”) in place intended to manage market risk with respect to 126,300 shares of Snap-on common stock associated with its deferred compensation plans. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding equity forwards.

Financing Activities

Net cash used by financing activities was $29.3 million in the first quarter of 2013. Net cash used by financing activities was $40.5 million in the first quarter of 2012.

Proceeds from stock purchase plans and stock option exercises totaled $7.4 million and $13.3 million in the first quarters of 2013 and 2012, respectively. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes. In the first quarter of 2013, Snap-on repurchased 275,000 shares of its common stock for $21.7 million under its previously announced share repurchase programs. In the first quarter of 2012, Snap-on repurchased 488,000 shares of its common stock for $29.9 million under its previously announced share repurchase programs. As of March 30, 2013, Snap-on had remaining availability to repurchase up to an additional $186.4 million in common stock pursuant to its Board of Directors’ (“Board”) authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s share repurchases, if any, in 2013.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $22.1 million and $20.1 million in the first quarters of 2013 and 2012, respectively. On November 1, 2012, the Board increased the quarterly cash dividend by 11.8% to $0.38 per share ($1.52 per share per year). Snap-on believes that its cash generated from operations, available cash on hand and funds available from its credit facilities will be sufficient to pay dividends in 2013.

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of March 30, 2013.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Critical Accounting Policies and Estimates

Snap-on’s disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the year ended December 29, 2012, have not materially changed since that report was filed.

Outlook

In 2013, Snap-on expects to continue with the advancement of its strategic framework designed to enhance its mobile tool distribution network, expand in the vehicle repair garage, extend to critical industries and build in emerging markets. In pursuit of these initiatives, Snap-on continues to anticipate that capital expenditures in 2013 will be in a range of $70 million to $80 million. Snap-on also expects that its full year 2013 effective income tax rate will be comparable to its 2012 rate.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market, Credit and Economic Risks

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. Snap-on is exposed to market risk from changes in foreign currency exchange rates and interest rates. Snap-on is also exposed to market risk associated with the stock-based portion of its deferred compensation plans. Snap-on monitors its exposure to these risks and attempts to manage the underlying economic exposures through the use of financial instruments such as foreign currency forward contracts, interest rate swap agreements, treasury lock agreements and equity forwards. Snap-on does not use derivative instruments for speculative or trading purposes. Snap-on’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole. Snap-on’s management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of March 30, 2013, was $1.0 million on interest rate-sensitive financial instruments and $0.7 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Stock-based Deferred Compensation Risk Management

Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of equity forwards. Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price increases and decrease as the company’s stock price decreases, the equity forwards are intended to mitigate the potential impact on compensation expense that may result from such mark-to-market changes. See Note 8 to the Condensed Consolidated Financial Statements for additional information on stock-based deferred compensation risk management.

Credit Risk

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Credit risk is also monitored regularly through the use of internal proprietary, custom scoring models used to evaluate each transaction at the time of the application for credit and by periodically updating those credit scores for ongoing monitoring purposes. Snap-on evaluates credit quality through the use of an internal proprietary measuring system that provides a framework to analyze finance and contract receivables on the basis of risk factors of the individual obligor as well as transaction specific risk. The finance and contract receivables are typically monitored through an asset quality review process that closely monitors past due accounts and initiates a progressive collection action process when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van leases sold by SOC; as of March 30, 2013, and December 29, 2012, $14.3 million and $13.3 million, respectively, of franchisee van leases contain a recourse provision to Snap-on if the leases become more than 90 days past due.

Counterparty Risk

Snap-on is exposed to credit losses in the event of non-performance by the counterparties to its various financial agreements, including its foreign currency forward contracts, interest rate swap agreements and equity forwards. Snap-on does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparties and generally enters into agreements with financial institution counterparties with a credit rating of A- or better. Snap-on does not anticipate non-performance by its counterparties, but cannot provide assurances.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 30, 2013. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 30, 2013, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended March 30, 2013, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the first quarter of fiscal 2013, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet be Purchased Under the Plans or Programs *
12/30/12 to 01/26/13	–	–	–	$185.9 million
01/27/13 to 02/23/13	170,000	$79.03	170,000	$185.7 million
02/24/13 to 03/30/13	105,000	$79.11	105,000	$186.4 million

Total/Average	275,000	$79.06	275,000	N/A

N/A: Not applicable

*

Subject to further adjustment pursuant to the 1996 Authorization described below, as of March 30, 2013, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board authorizations discussed below is $186.4 million.

•

In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $81.72, $78.81 and $82.70 per share of common stock as of the end of the fiscal 2013 months ended January 26, 2013, February 23, 2013, and March 30, 2013, respectively.

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

On March 4, 2013, Snap-on entered into a prepaid equity forward transaction agreement (the “Agreement”) with Citibank N.A. (“Citibank”) that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price increases and decrease as the company’s stock price decreases. Pursuant to the Agreement, Citibank may purchase shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date, but the parties expect that each transaction under the Agreement will have a term of approximately one year. The Agreement does not provide for Snap-on to purchase or repurchase shares.

The following chart discloses information regarding Citibank’s purchases of Snap-on common stock during the first quarter of 2013 pursuant to the Agreement:

Citibank Purchases of Snap-on Stock

Period	Number of Shares Purchased	Average Price Paid per Share
12/30/12 to 01/26/13	–	–
01/27/13 to 02/23/13	–	–
02/24/13 to 03/30/13	126,300	$80.99

Total/Average	126,300	$80.99

Item 6: Exhibits

Exhibit 10.1	Form of Restricted Stock Award for Directors under the 2011 Incentive Stock and Awards Plan*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Form of award agreement consistent with the terms of the 2011 Incentive Stock and Awards Plan.

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended March 30, 2013, and March 31, 2012; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2013, and March 31, 2012; (iii) Condensed Consolidated Balance Sheets as of March 30, 2013, and December 29, 2012; (iv) Condensed Consolidated Statements of Equity for the three months ended March 30, 2013, and March 31, 2012; (v) Condensed Consolidated Statements of Cash Flow for the three months ended March 30, 2013, and March 31, 2012; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED

Date: April 18, 2013	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

10.1	Form of Restricted Stock Award for Directors under the 2011 Incentive Stock and Awards Plan*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Form of award agreement consistent with the terms of the 2011 Incentive Stock and Awards Plan.

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended March 30, 2013, and March 31, 2012; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2013, and March 31, 2012; (iii) Condensed Consolidated Balance Sheets as of March 30, 2013, and December 29, 2012; (iv) Condensed Consolidated Statements of Equity for the three months ended March 30, 2013, and March 31, 2012; (v) Condensed Consolidated Statements of Cash Flow for the three months ended March 30, 2013, and March 31, 2012; and (vi) Notes to Condensed Consolidated Financial Statements.