Form 10-Q
period 2013-09-28
SNAP-ON Inc
filed 2013-10-17
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 11, 2013
Common Stock, $1.00 par value	58,149,740 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$753.2	$711.6	$2,259.0	$2,184.7
Cost of goods sold	(388.9)	(371.2)	(1,164.6)	(1,146.7)

Gross profit	364.3	340.4	1,094.4	1,038.0
Operating expenses	(253.0)	(244.2)	(757.5)	(739.7)

Operating earnings before financial services	111.3	96.2	336.9	298.3

Financial services revenue	45.1	40.5	133.6	118.4
Financial services expenses	(13.5)	(12.6)	(40.9)	(41.0)

Operating earnings from financial services	31.6	27.9	92.7	77.4

Operating earnings	142.9	124.1	429.6	375.7
Interest expense	(14.4)	(13.6)	(41.8)	(41.4)
Other income (expense) – net	(0.8)	(0.2)	(3.1)	(0.5)

Earnings before income taxes and equity earnings	127.7	110.3	384.7	333.8
Income tax expense	(40.8)	(34.9)	(122.1)	(108.4)

Earnings before equity earnings	86.9	75.4	262.6	225.4
Equity earnings, net of tax	0.1	1.0	0.2	2.5

Net earnings	87.0	76.4	262.8	227.9
Net earnings attributable to noncontrolling interests	(2.4)	(2.3)	(7.0)	(6.4)

Net earnings attributable to Snap-on Incorporated	$84.6	$74.1	$255.8	$221.5

Net earnings per share attributable to Snap-on Incorporated:
Basic	$1.45	$1.27	$4.40	$3.81
Diluted	1.43	1.26	4.33	3.77

Weighted-average shares outstanding:
Basic	58.2	58.3	58.2	58.2
Effect of dilutive options	0.8	0.6	0.9	0.6

Diluted	59.0	58.9	59.1	58.8

Dividends declared per common share	$0.38	$0.34	$1.14	$1.02

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Comprehensive income:
Net earnings	$87.0	$76.4	$262.8	$227.9
Other comprehensive income:
Foreign currency translation*	39.3	43.3	(4.9)	20.3

Unrealized cash flow hedges, net of tax:
Amortization of cash flow hedges to net earnings	(0.1)	(0.1)	(0.3)	(0.3)

Defined benefit pension plans:
Prior service costs and unrecognized loss	–	(0.1)	–	(2.0)
Income tax benefit	–	–	–	0.5

Net of tax	–	(0.1)	–	(1.5)

Realized settlement loss	–	–	–	6.8
Income tax expense	–	–	–	(1.7)

Net of tax	–	–	–	5.1

Amortization of prior service costs and unrecognized loss included in net periodic benefit cost	10.2	10.7	30.5	32.1
Income tax expense	(4.6)	(4.0)	(12.2)	(12.1)

Net of tax	5.6	6.7	18.3	20.0

Total comprehensive income	$131.8	$126.2	$275.9	$271.5

Comprehensive income attributable to noncontrolling interests	(2.4)	(2.3)	(7.0)	(6.4)

Comprehensive income attributable to Snap-on Incorporated	$129.4	$123.9	$268.9	$265.1

* As there was no sale or liquidation of an investment in a foreign entity, there is no reclassification adjustment for the periods presented.

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	September 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$182.5	$214.5
Trade and other accounts receivable – net	521.9	497.9
Finance receivables – net	367.4	323.1
Contract receivables – net	73.1	62.7
Inventories – net	440.3	404.2
Deferred income tax assets	88.8	81.8
Prepaid expenses and other assets	109.1	84.8

Total current assets	1,783.1	1,669.0

Property and equipment:
Land	19.5	19.4
Buildings and improvements	290.9	286.2
Machinery, equipment and computer software	714.0	684.6

	1,024.4	990.2
Accumulated depreciation and amortization	(640.0)	(615.0)

Property and equipment – net	384.4	375.2

Deferred income tax assets	95.0	110.4
Long-term finance receivables – net	540.8	494.6
Long-term contract receivables – net	211.4	194.4
Goodwill	837.4	807.4
Other intangibles – net	192.5	187.2
Other assets	56.4	64.1

Total assets	$4,101.0	$3,902.3

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	September 28, 2013	December 29, 2012
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$117.7	$5.2
Accounts payable	161.8	142.5
Accrued benefits	47.9	50.6
Accrued compensation	84.2	88.3
Franchisee deposits	64.4	54.7
Other accrued liabilities	249.7	247.9

Total current liabilities	725.7	589.2

Long-term debt	861.1	970.4
Deferred income tax liabilities	137.9	127.1
Retiree health care benefits	44.8	48.4
Pension liabilities	239.8	260.7
Other long-term liabilities	85.6	87.5

Total liabilities	2,094.9	2,083.3

Commitments and contingencies (Note 14)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,371,435 and 67,356,950 shares, respectively)	67.4	67.4
Additional paid-in capital	226.6	204.6
Retained earnings	2,255.4	2,067.0
Accumulated other comprehensive loss	(111.1)	(124.2)
Treasury stock at cost (9,224,395 and 9,102,154 shares, respectively)	(449.1)	(412.7)

Total shareholders’ equity attributable to Snap-on Incorporated	1,989.2	1,802.1
Noncontrolling interests	16.9	16.9

Total equity	2,006.1	1,819.0

Total liabilities and equity	$4,101.0	$3,902.3

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in millions, except share data)

(Unaudited)

The following summarizes the changes in total equity for the nine month period ended September 28, 2013:

	Shareholders’ equity attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at December 29, 2012	$67.4	$204.6	$2,067.0	$(124.2)	$(412.7)	$16.9	$1,819.0
Net earnings for the nine months ended September 28, 2013	–	–	255.8	–	–	7.0	262.8
Other comprehensive income	–	–	–	13.1	–	–	13.1
Cash dividends – $1.14 per share	–	–	(66.5)	–	–	–	(66.5)
Dividend reinvestment plan and other	–	–	(0.9)	–	–	(7.0)	(7.9)
Stock compensation plans	–	15.5	–	–	31.1	–	46.6
Share repurchases – 782,000 shares	–	–	–	–	(67.5)	–	(67.5)
Tax benefit from certain stock options	–	6.5	–	–	–	–	6.5

Balance at September 28, 2013	$67.4	$226.6	$2,255.4	$(111.1)	$(449.1)	$16.9	$2,006.1

The following summarizes the changes in total equity for the nine month period ended September 29, 2012:

	Shareholders’ equity attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at December 31, 2011	$67.3	$181.4	$1,843.7	$(174.6)	$(386.9)	$16.4	$1,547.3
Net earnings for the nine months ended September 29, 2012	–	–	221.5	–	–	6.4	227.9
Other comprehensive income	–	–	–	43.6	–	–	43.6
Cash dividends – $1.02 per share	–	–	(59.4)	–	–	–	(59.4)
Dividend reinvestment plan and other	0.1	1.4	(1.0)	–	–	(6.2)	(5.7)
Stock compensation plans	–	17.2	–	–	42.2	–	59.4
Share repurchases – 967,000 shares	–	–	–	–	(61.8)	–	(61.8)
Tax benefit from certain stock options	–	5.0	–	–	–	–	5.0

Balance at September 29, 2012	$67.4	$205.0	$2,004.8	$(131.0)	$(406.5)	$16.6	$1,756.3

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Operating activities:
Net earnings	$262.8	$227.9
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	38.3	37.6
Amortization of other intangibles	19.4	19.6
Provision for losses on finance receivables	15.0	13.8
Provision for losses on non-finance receivables	7.9	7.6
Stock-based compensation expense	28.9	25.0
Excess tax benefits from stock-based compensation	(6.5)	(5.0)
Deferred income tax provision	2.8	3.6
Gain on sale of assets	–	(0.9)
Changes in operating assets and liabilities, net of effects of acquisition:
Increase in trade and other accounts receivable	(27.8)	(18.9)
Increase in contract receivables	(31.4)	(37.9)
Increase in inventories	(35.5)	(27.4)
Increase in prepaid and other assets	(25.5)	(32.0)
Increase in accounts payable	16.7	23.8
Increase (decrease) in accruals and other liabilities	5.0	(10.4)

Net cash provided by operating activities	270.1	226.4

Investing activities:
Additions to finance receivables	(482.4)	(426.1)
Collections of finance receivables	373.7	328.9
Capital expenditures	(50.7)	(59.5)
Acquisition of business	(38.2)	–
Disposal of property and equipment	0.7	2.4
Other	(9.0)	0.7

Net cash used by investing activities	(205.9)	(153.6)

Financing activities:
Proceeds from short-term borrowings	1.6	11.2
Repayments of short-term borrowings	(0.5)	(14.1)
Net increase in other short-term borrowings	12.1	5.4
Cash dividends paid	(66.5)	(59.4)
Purchase of treasury stock	(67.5)	(61.8)
Proceeds from stock purchase and option plans	27.9	40.3
Excess tax benefits from stock-based compensation	6.5	5.0
Other	(8.7)	(8.7)

Net cash used by financing activities	(95.1)	(82.1)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	(0.2)

Decrease in cash and cash equivalents	(32.0)	(9.5)
Cash and cash equivalents at beginning of year	214.5	185.6

Cash and cash equivalents at end of period	$182.5	$176.1

Supplemental cash flow disclosures:
Cash paid for interest	$(53.8)	$(53.8)
Net cash paid for income taxes	(117.4)	(59.8)

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Accounting Policies

Principles of consolidation and presentation

The Condensed Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly-owned and majority-owned subsidiaries (collectively, “Snap-on” or “the company”). These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on’s 2012 Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (“2012 year end”). The company’s 2013 fiscal third quarter ended on September 28, 2013; the 2012 fiscal third quarter ended on September 29, 2012.

Snap-on accounts for investments in unconsolidated affiliates where Snap-on has a greater than 20% but less than 50% ownership interest under the equity method of accounting. Investments in unconsolidated affiliates of $14.0 million as of September 28, 2013, and $13.5 million as of December 29, 2012, are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets. No equity investment dividends were received in the first nine months of 2013 or 2012. In the normal course of business, the company may purchase products or services from unconsolidated affiliates; purchases from unconsolidated affiliates were $3.5 million and $2.7 million in the third quarters of 2013 and 2012, respectively, and were $11.2 million and $10.8 million in the first nine months of 2013 and 2012, respectively. The Condensed Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and nine month periods ended September 28, 2013, and September 29, 2012, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

Note 2: Acquisitions

On May 13, 2013, Snap-on acquired Challenger Lifts, Inc. (“Challenger”) for a preliminary cash purchase price of $38.2 million. The preliminary purchase price is subject to the finalization of income tax accounting for pre-acquisition tax periods that is expected to be completed in the fourth quarter of 2013. The preliminary purchase price was also subject to the finalization of a working capital adjustment that was concluded in the third quarter of 2013 and was not material.

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

The components of Snap-on’s trade and other accounts receivable as of September 28, 2013, and December 29, 2012, are as follows:

(Amounts in millions)	September 28, 2013	December 29, 2012
Trade and other accounts receivable	$538.2	$516.9
Allowances for doubtful accounts	(16.3)	(19.0)

Total trade and other accounts receivable – net	$521.9	$497.9

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

During both the nine months ended September 28, 2013, and the fiscal year ended December 29, 2012, Snap-on did not have any significant purchases or sales of finance or contract receivables.

The components of Snap-on’s current finance and contract receivables as of September 28, 2013, and December 29, 2012, are as follows:

(Amounts in millions)	September 28, 2013	December 29, 2012
Finance receivables, net of unearned finance charges of $13.6 million and $8.4 million, respectively	$378.1	$331.7
Contract receivables, net of unearned finance charges of $12.4 million and $9.3 million, respectively	74.5	63.7

Total	452.6	395.4

Allowances for doubtful accounts:
Finance receivables	(10.7)	(8.6)
Contract receivables	(1.4)	(1.0)

Total	(12.1)	(9.6)

Total current finance and contract receivables – net	$440.5	$385.8

Finance receivables – net	$367.4	$323.1
Contract receivables – net	73.1	62.7

Total current finance and contract receivables – net	$440.5	$385.8

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of September 28, 2013, and December 29, 2012, are as follows:

(Amounts in millions)	September 28, 2013	December 29, 2012
Finance receivables, net of unearned finance charges of $8.5 million and $11.8 million, respectively	$557.8	$512.5
Contract receivables, net of unearned finance charges of $16.6 million and $18.1 million, respectively	213.4	196.6

Total	771.2	709.1

Allowances for doubtful accounts:
Finance receivables	(17.0)	(17.9)
Contract receivables	(2.0)	(2.2)

Total	(19.0)	(20.1)

Total long-term finance and contract receivables – net	$752.2	$689.0

Finance receivables – net	$540.8	$494.6
Contract receivables – net	211.4	194.4

Total long-term finance and contract receivables – net	$752.2	$689.0

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

The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis; however, in circumstances where the company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the applicable agreement. Impaired receivables are covered by the company’s finance and contract allowances for doubtful accounts reserves and are charged-off against the reserves when appropriate. As of September 28, 2013, and December 29, 2012, there were $13.8 million and $13.4 million, respectively, of impaired finance receivables, and $1.1 million and $0.9 million, respectively, of impaired contract receivables.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

It is the general practice of Snap-on’s financial services business to not engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain impaired receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of September 28, 2013, and December 29, 2012, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

The aging of finance and contract receivables as of September 28, 2013, and December 29, 2012, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
September 28, 2013:
Finance receivables	$8.9	$5.5	$8.3	$22.7	$913.2	$935.9	$6.0
Contract receivables	0.6	0.3	0.9	1.8	286.1	287.9	0.1

December 29, 2012:
Finance receivables	$9.2	$5.5	$8.4	$23.1	$821.1	$844.2	$6.2
Contract receivables	1.3	0.6	1.0	2.9	257.4	260.3	0.3

The amount of performing and nonperforming finance and contract receivables based on payment activity as of September 28, 2013, and December 29, 2012, is as follows:

	September 28, 2013		December 29, 2012
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$922.1	$286.8	$830.8	$259.4
Nonperforming	13.8	1.1	13.4	0.9

Total	$935.9	$287.9	$844.2	$260.3

The amount of finance and contract receivables on nonaccrual status as of September 28, 2013, and December 29, 2012, is as follows:

(Amounts in millions)	September 28, 2013	December 29, 2012
Finance receivables	$7.9	$7.2
Contract receivables	1.1	0.9

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three and nine month periods ended September 28, 2013:

	Three Months Ended September 28, 2013		Nine Months Ended September 28, 2013
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of period	$26.6	$3.5	$26.5	$3.2
Provision for bad debt expense	5.5	0.2	15.0	1.7
Charge-offs	(5.5)	(0.4)	(17.1)	(1.6)
Recoveries	1.1	0.1	3.4	0.2
Currency translation	–	–	(0.1)	(0.1)

End of period	$27.7	$3.4	$27.7	$3.4

The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three and nine month periods ended September 29, 2012:

	Three Months Ended September 29, 2012		Nine Months Ended September 29, 2012
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of period	$25.4	$4.2	$24.2	$4.1
Provision for bad debt expense	5.1	(0.5)	13.8	0.1
Charge-offs	(4.9)	(0.5)	(14.5)	(1.2)
Recoveries	1.1	0.1	3.2	0.3

End of period	$26.7	$3.3	$26.7	$3.3

Note 4: Inventories

Inventories by major classification were as follows:

(Amounts in millions)	September 28, 2013	December 29, 2012
Finished goods	$380.2	$353.6
Work in progress	43.1	38.6
Raw materials	89.2	83.8

Total FIFO value	512.5	476.0
Excess of current cost over LIFO cost	(72.2)	(71.8)

Total inventories – net	$440.3	$404.2

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Inventories accounted for using the first-in, first-out (“FIFO”) method as of both September 28, 2013, and December 29, 2012, approximated 60% of total inventories. The company accounts for its non-U.S. inventory on the FIFO basis. As of September 28, 2013, approximately 31% of the company’s U.S. inventory was accounted for using the FIFO basis and 69% was accounted for using the last-in, first-out (“LIFO”) basis. There were no LIFO inventory liquidations in the three and nine month periods ended September 28, 2013, or September 29, 2012.

Note 5: Intangible and Other Assets

The changes in the carrying amount of goodwill by segment for the nine month period ended September 28, 2013, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of December 29, 2012	$306.9	$12.5	$488.0	$807.4
Currency translation	5.0	–	0.3	5.3
Acquisition	–	–	24.7	24.7

Balance as of September 28, 2013	$311.9	$12.5	$513.0	$837.4

Goodwill of $837.4 million as of September 28, 2013, includes $24.7 million resulting from the preliminary purchase accounting related to the May 2013 Challenger acquisition. See Note 2 for additional information on the company’s acquisition of Challenger.

Additional disclosures related to other intangible assets are as follows:

	September 28, 2013		December 29, 2012
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$140.4	$(60.5)	$135.3	$(54.1)
Developed technology	19.4	(19.0)	19.4	(18.8)
Internally developed software	121.4	(76.8)	107.2	(66.1)
Patents	28.6	(20.1)	28.1	(19.4)
Trademarks	2.8	(1.6)	2.6	(1.4)
Other	7.2	(1.3)	7.1	(1.2)

Total	319.8	(179.3)	299.7	(161.0)
Non-amortized trademarks	52.0	–	48.5	–

Total other intangible assets	$371.8	$(179.3)	$348.2	$(161.0)

The gross carrying values of customer relationships and non-amortized trademarks as of September 28, 2013, include $5.2 million and $3.2 million, respectively, related to the Challenger acquisition. See Note 2 for additional information on the company’s acquisition of Challenger.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2013, the results of which did not result in any impairment. Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of September 28, 2013, the company had no accumulated impairment losses.

The weighted-average amortization periods related to other intangible assets are as follows:

In Years
Customer relationships	16
Developed technology	5
Internally developed software	3
Patents	10
Trademarks	6
Other	39

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

The aggregate amortization expense was $6.6 million and $19.4 million for the three and nine month periods ended September 28, 2013, respectively, and $6.6 million and $19.6 million for the three and nine month periods ended September 29, 2012, respectively. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $25.3 million in 2013, $22.2 million in 2014, $15.9 million in 2015, $12.4 million in 2016, $10.1 million in 2017 and $9.0 million in 2018.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 6: Exit and Disposal Activities

Snap-on recorded costs associated with exit and disposal activities for the three and nine month periods ended September 28, 2013, and September 29, 2012, as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Exit and disposal costs:
Cost of goods sold:
Commercial & Industrial Group	$0.3	$0.9	$2.5	$3.6
Snap-on Tools Group	0.1	0.1	0.2	7.1
Repair Systems & Information Group	0.9	–	1.7	0.2

Total cost of goods sold	1.3	1.0	4.4	10.9

Operating expenses:
Commercial & Industrial Group	0.3	1.3	0.4	5.3
Snap-on Tools Group	0.1	–	0.3	0.1
Repair Systems & Information Group	–	–	1.2	0.2

Total operating expenses	0.4	1.3	1.9	5.6

Financial Services	–	–	0.1	–

Total exit and disposal costs:
Commercial & Industrial Group	0.6	2.2	2.9	8.9
Snap-on Tools Group	0.2	0.1	0.5	7.2
Repair Systems & Information Group	0.9	–	2.9	0.4
Financial Services	–	–	0.1	–

Total exit and disposal costs	$1.7	$2.3	$6.4	$16.5

Of the $1.7 million and $6.4 million of costs incurred during the respective three and nine month periods ended September 28, 2013, $1.7 million and $6.0 million, respectively, qualified for accrual treatment. Costs associated with exit and disposal activities in 2013 primarily related to headcount reductions from the ongoing optimization of the company’s cost structure in Europe and various other management and realignment actions. Costs associated with exit and disposal activities in 2012 primarily related to the settlement of a pension plan as a result of the 2011 closure of the company’s former Newmarket, Canada, facility, as well as other headcount reductions largely to improve the company’s cost structure in Europe. In the nine month period ended September 29, 2012, the Snap-on Tools Group incurred costs of $6.8 million (included in “Cost of goods sold” above) related to the Newmarket pension settlement.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on’s exit and disposal accrual activity for the first nine months of 2013 is as follows:

	Balance at December 29, 2012	Six Months		Balance at June 29, 2013	Third Quarter		Balance at September 28, 2013
(Amounts in millions)		Provision	Usage		Provision	Usage
Severance costs:
Commercial & Industrial Group	$6.2	$2.2	$(4.9)	$3.5	$0.6	$(0.9)	$3.2
Snap-on Tools Group	0.1	0.1	(0.1)	0.1	0.2	–	0.3
Repair Systems & Information Group	0.7	1.9	(0.8)	1.8	0.9	(0.2)	2.5
Financial Services	–	0.1	(0.1)	–	–	–	–
Facility-related costs:
Commercial & Industrial Group	0.2	–	(0.1)	0.1	–	(0.1)	–

Total	$7.2	$4.3	$(6.0)	$5.5	$1.7	$(1.2)	$6.0

The majority of the exit and disposal accrual as of September 28, 2013, is expected to be utilized in 2013.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 7: Income Taxes

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 32.3% and 33.1% in the first nine months of 2013 and 2012, respectively. For the nine month period ended September 28, 2013, Snap-on’s unrecognized tax benefits decreased by $2.4 million primarily due to the favorable resolution of a foreign tax audit.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease by a range of zero to $1.0 million. Over the next 12 months, Snap-on anticipates taking certain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase by a range of zero to $0.8 million over the next 12 months for uncertain tax positions expected to be taken in future tax filings.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Short-term and Long-term Debt

Short-term and long-term debt as of September 28, 2013, and December 29, 2012, consisted of the following:

(Amounts in millions)	September 28, 2013	December 29, 2012
5.85% unsecured notes due March 2014	$100.0	$100.0
5.50% unsecured notes due 2017	150.0	150.0
4.25% unsecured notes due 2018	250.0	250.0
6.70% unsecured notes due 2019	200.0	200.0
6.125% unsecured notes due 2021	250.0	250.0
Other debt*	28.8	25.6

	978.8	975.6

Less: notes payable and current maturities of long-term debt	(117.7)	(5.2)

Total long-term debt	$861.1	$970.4

* Includes fair value adjustments related to interest rate swaps.

Notes payable and current maturities of long-term debt of $117.7 million as of September 28, 2013, includes $100.0 million of 5.85% unsecured notes that mature on March 1, 2014 (the “2014 Notes”), and $17.7 million of other notes. As of 2012 year end, the 2014 Notes were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the December 29, 2012 year-end balance sheet date. Notes payable as of 2012 year end totaled $5.2 million.

On September 27, 2013, Snap-on amended and restated its $500 million multi-currency revolving credit facility that was set to terminate on December 8, 2016, by entering into a five-year, $700 million multi-currency revolving credit facility that terminates on September 27, 2018 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of September 28, 2013. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss; or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended. As of September 28, 2013, the company’s actual ratios of 0.31 and 1.41, respectively, were both within the permitted ranges set forth in this financial covenant.

Snap-on’s previous 364-day loan and servicing agreement, which allowed Snap-on to borrow up to $200 million (subject to borrowing base requirements) through the pledging of finance receivables under an asset-backed commercial paper conduit facility, expired at the end of its term on September 27, 2013, and was not renewed. At the time of its expiration, no amounts were outstanding under the loan and servicing agreement.

Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of September 28, 2013, Snap-on was in compliance with all covenants of its Credit Facility and debt agreements.

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

At September 28, 2013, Snap-on had $202.6 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $93.5 million in euros, $63.5 million in Swedish kronor, $34.0 million in Australian dollars, $19.9 million in British pounds, $14.0 million in Singapore dollars, $8.0 million in Hong Kong dollars, $4.8 million in South Korean won, and $5.9 million in other currencies, and sell contracts comprised of $23.8 million in Canadian dollars, $13.0 million in Japanese yen, and $4.2 million in other currencies. At December 29, 2012, Snap-on had $199.0 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $90.0 million in euros, $74.9 million in Swedish kronor, $34.7 million in Australian dollars, $33.0 million in British pounds, $12.0 million in Singapore dollars, $7.0 million in Hong Kong dollars, $5.1 million in South Korean won, $2.5 million in Chilean pesos, and $3.5 million in other currencies, and sell contracts including $41.6 million in Canadian dollars, $11.1 million in Japanese yen, $3.5 million in Argentine pesos, $2.6 million in Turkish lira, and $4.9 million in other currencies.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Interest Rate Swap Agreements: Snap-on enters into interest rate swap agreements (“interest rate swaps”) to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100.0 million as of both September 28, 2013, and December 29, 2012.

Treasury Lock Agreements: Snap-on enters into treasury lock agreements (“treasury locks”) from time to time to manage the potential change in interest rates in anticipation of issuing fixed rate debt. Treasury locks are accounted for as cash flow hedges. The effective differentials paid or received on treasury locks related to the anticipated issuance of fixed rate debt are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of September 28, 2013, or December 29, 2012, and no treasury locks were settled during either the first nine months of 2013 or 2012.

Stock-based Deferred Compensation Risk Management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forwards (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on compensation expense that may result from such mark-to-market changes. As of September 28, 2013, Snap-on had equity forwards in place intended to manage market risk with respect to 110,800 shares of Snap-on common stock associated with its deferred compensation plans.

Fair Value Measurements: Snap-on has derivative assets and liabilities related to interest rate swaps, foreign currency forwards and equity forwards that are measured at Level 2 fair value on a recurring basis. The fair value of derivative instruments included within the Condensed Consolidated Balance Sheets as of September 28, 2013, and December 29, 2012, are as follows:

		September 28, 2013		December 29, 2012
(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$11.3	$–	$21.4	$–

Derivatives not designated as hedging instruments:
Foreign currency forwards	Prepaid expenses and other assets	$14.1	$–	$8.9	$–
Foreign currency forwards	Other accrued liabilities	–	2.5	–	1.8
Equity forwards	Prepaid expenses and other assets	11.0	–	–	–

Total		$25.1	$2.5	$8.9	$1.8

Total derivatives instruments		$36.4	$2.5	$30.3	$1.8

As of September 28, 2013, and December 29, 2012, the fair value adjustment to long-term debt related to the interest rate swaps was $11.3 million and $21.4 million, respectively.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Equity forwards are valued using a market approach based primarily on the company’s stock price at the reporting date. The company did not have any assets or liabilities measured at Level 1 or Level 3, nor did it implement any changes in its valuation techniques as of and for the nine month period ended September 28, 2013.

The effects of derivative instruments designated as fair value hedges as included in the Condensed Consolidated Statements of Earnings are as follows:

		Effective Portion of Gain Recognized in Income
		Three Months Ended		Nine Months Ended
(Amounts in millions)	Statement of Earnings Presentation	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Derivatives designated as fair value hedges:
Interest rate swaps	Interest expense	$1.0	$0.8	$3.0	$2.5

The effects of derivative instruments designated as cash flow hedges as included in Accumulated OCI on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Earnings are as follows:

	Effective Portion of Gain / (Loss) Recognized in Accumulated OCI Three Months Ended		Statement of	Effective Portion of Gain Reclassified from Accumulated OCI into Income Three Months Ended
(Amounts in millions)	September 28, 2013	September 29, 2012	Earnings Presentation	September 28, 2013	September 29, 2012
Derivatives designated as cash flow hedges:
Treasury locks	$–	$–	Interest expense	$0.1	$0.1

	Effective Portion of Gain / (Loss) Recognized in Accumulated OCI Nine Months Ended		Statement of Earnings Presentation	Effective Portion of Gain Reclassified from Accumulated OCI into Income Nine Months Ended
(Amounts in millions)
	September 28, 2013	September 29, 2012		September 28, 2013	September 29, 2012
Derivatives designated as cash flow hedges:
Treasury locks	$–	$–	Interest expense	$0.3	$0.3

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The effects of derivative instruments not designated as hedging instruments as included in the Condensed Consolidated Statements of Earnings are as follows:

	Statement of Earnings Presentation	Gain Recognized in Income
		Three Months Ended		Nine Months Ended
(Amounts in millions)		September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other income (expense) – net	$8.0	$7.9	$2.1	$5.0
Equity forwards	Operating expenses	1.3	–	2.4	–

Snap-on’s foreign currency forwards are typically not designated as hedges for financial reporting purposes. The fair value changes of foreign currency forwards not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. The $8.0 million derivative gain recognized in the third quarter of 2013 was offset by transaction losses on net exposures of $8.9 million, resulting in a net foreign exchange loss of $0.9 million for the quarter. The $7.9 million derivative gain recognized in the third quarter of 2012 was offset by transaction losses on net exposures of $8.1 million, resulting in a net foreign exchange loss of $0.2 million for the quarter. The $2.1 million derivative gain recognized in the first nine months of 2013 was offset by transaction losses on net exposures of $5.5 million, resulting in a 2013 year-to-date net foreign exchange loss of $3.4 million. The $5.0 million derivative gain recognized in the first nine months of 2012 was offset by transaction losses on net exposures of $5.9 million, resulting in a 2012 year-to-date net foreign exchange loss of $0.9 million. The resulting net foreign exchange gains and losses are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 15 for additional information on “Other income (expense) – net.”

Snap-on’s equity forwards are not designated as hedges for financial reporting purposes. The fair value changes of equity forwards are reported in “Operating expenses” on the accompanying Condensed Consolidated Statements of Earnings.

As of September 28, 2013, the maximum maturity date of any fair value hedge was eight years. During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $0.2 million after tax at the time the underlying hedge transactions are realized.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	September 28, 2013		December 29, 2012
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$908.2	$1,054.0	$817.7	$948.9
Contract receivables – net	284.5	326.0	257.1	300.6

Long-term debt and notes payable and current maturities of long-term debt	978.8	1,090.0	975.6	1,126.7

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

Note 10: Pension Plans

Snap-on’s net periodic pension cost included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$5.2	$5.3	$15.4	$15.8
Interest cost	12.9	12.9	38.7	38.7
Expected return on plan assets	(17.7)	(16.6)	(53.0)	(49.6)
Amortization of unrecognized loss	10.4	10.4	31.1	31.2
Amortization of prior service cost (credit)	(0.2)	0.3	(0.6)	0.9
Settlement loss recognized	–	–	–	6.8

Net periodic pension cost	$10.6	$12.3	$31.6	$43.8

Snap-on intends to make contributions of $10.2 million to its foreign pension plans and $1.3 million to its domestic pension plans in 2013, as required by law. In the first nine months of 2013, Snap-on made $16.0 million of cash contributions to its domestic pension plans that included (i) $15.0 million of discretionary contributions; and (ii) $1.0 million of required contributions. Depending on market and other conditions, Snap-on may elect to make additional discretionary cash contributions to its pension plans in 2013.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 11: Postretirement Health Care Plans

Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$–	$–	$0.1	$0.1
Interest cost	0.5	0.7	1.6	2.0
Expected return on plan assets	(0.2)	(0.2)	(0.8)	(0.7)

Net periodic postretirement cost	$0.3	$0.5	$0.9	$1.4

Note 12: Stock-based Compensation and Other Stock Plans

The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan will continue until exercised, vested, forfeited or expired. As of September 28, 2013, the 2011 Plan had 2,850,014 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.

Net stock-based compensation expense was $9.4 million and $28.9 million for the respective three and nine month periods ended September 28, 2013, and $8.9 million and $25.0 million for the respective three and nine month periods ended September 29, 2012. Cash received from stock purchase and option plan exercises during the three and nine month periods ended September 28, 2013, totaled $1.8 million and $27.9 million, respectively. Cash received from stock purchase and option plan exercises during the three and nine month periods ended September 29, 2012, totaled $17.8 million and $40.3 million, respectively. The tax benefit realized from the exercise of share-based payment arrangements was $0.7 million and $11.2 million for the respective three and nine month periods ended September 28, 2013, and $3.8 million and $8.8 million for the respective three and nine month periods ended September 29, 2012.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three and nine month periods ended September 28, 2013, and September 29, 2012, using the Black-Scholes valuation model:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Expected term of option (in years)	3.67	5.29	4.29	5.36
Expected volatility factor	26.39%	37.33%	33.79%	36.93%
Expected dividend yield	2.68%	2.73%	2.67%	2.72%
Risk-free interest rate	0.64%	0.67%	0.79%	0.82%

A summary of stock option activity as of and for the nine month period ended September 28, 2013, is presented below:

	Shares (in thousands)	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 29, 2012	2,161	$50.48
Granted	641	79.07
Exercised	(335)	47.50
Forfeited or expired	(13)	64.18

Outstanding at September 28, 2013	2,454	58.29	7.2	$101.7

Exercisable at September 28, 2013	1,226	46.88	5.7	64.8

* Weighted-average

The weighted-average grant date fair value of options granted during the nine month periods ended September 28, 2013, and September 29, 2012, was $17.36 and $15.46, respectively. The intrinsic value of options exercised was $1.7 million and $12.7 million during the respective three and nine month periods ended September 28, 2013, and $10.1 million and $18.8 million during the respective three and nine month periods ended September 29, 2012. The fair value of stock options vested was $7.9 million and $5.7 million during the respective nine month periods ended September 28, 2013, and September 29, 2012.

As of September 28, 2013, there was $14.1 million of unrecognized compensation cost related to non-vested stock option compensation arrangements that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The performance share units have a three-year performance period based on the results of the consolidated financial metrics of the company. The performance-based RSUs have a one-year performance period based on the results of the consolidated financial metrics of the company followed by a two-year cliff vesting schedule.

The fair value of performance awards is calculated using the market value of a share of Snap-on’s common stock on the date of grant. The weighted-average grant date fair value of performance awards granted during the nine month periods ended September 28, 2013, and September 29, 2012, was $77.31 and $60.00, respectively. Performance share units of 213,459 shares and 53,990 shares were paid out during the respective nine month periods ended September 28, 2013, and September 29, 2012. Earned performance share units are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).

Based on the company’s 2012 performance, 95,047 RSUs granted in 2012 were earned; assuming continued employment, these RSUs will vest at the end of fiscal 2014. Based on the company’s 2011 performance, 159,970 RSUs granted in 2011 were earned; assuming continued employment, these RSUs will vest at the end of fiscal 2013. As a result of employee retirements, a total of 1,614 of the RSUs earned in 2012 and 2011 vested pursuant to the terms of the related award agreements and the underlying shares were paid out in the third quarter of 2013.

The changes to the company’s non-vested performance awards during the nine month period ended September 28, 2013, are as follows:

	Shares (in thousands)	Fair Value Price per Share (*)
Non-vested performance awards at December 29, 2012	509	$59.36
Granted	172	77.31
Vested	(2)	59.22
Cancellations	(2)	69.42

Non-vested performance awards at September 28, 2013	677	63.89

* Weighted-average

As of September 28, 2013, there was $15.9 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.

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

In 2013, the company began issuing stock-settled SARs that are accounted for as equity instruments and provide for the issuance of Snap-on common stock equal to the amount by which the company’s stock has appreciated over the exercise price. As stock-settled SARs vest, they will have an effect on dilutive shares and shares outstanding, as any appreciation of Snap-on’s common stock value over the exercise price will be settled in shares of common stock.

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

No cash-settled SARs were granted during either of the three month periods ended September 28, 2013 and September 29, 2012. The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the nine month periods ended September 28, 2013, and September 29, 2012, using the Black-Scholes valuation model:

	Nine Months Ended
	September 28, 2013	September 29, 2012
Expected term of cash-settled SARs (in years)	3.55	4.74
Expected volatility factor	26.12%	37.11%
Expected dividend yield	2.68%	2.72%
Risk-free interest rate	0.63%	0.62%

The total intrinsic value of cash-settled SARs exercised was $0.9 million and $3.6 million during the three and nine month periods ended September 28, 2013, respectively, and $1.0 million and $3.0 million during the three and nine month periods ended September 29, 2012, respectively. The total fair value of cash-settled SARs vested during the nine month periods ended September 28, 2013, and September 29, 2012, was $4.8 million and $3.2 million, respectively.

Changes to the company’s non-vested cash-settled SARs during the nine month period ended September 28, 2013, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share (*)
Non-vested SARs at December 29, 2012	238	$24.26
Granted	4	23.89
Vested	(113)	41.95
Cancellations	(3)	–

Non-vested SARs at September 28, 2013	126	36.17

* Weighted-average

As of September 28, 2013, there was $4.6 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.1 years.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the three and nine month periods ended September 28, 2013, using the Black-Scholes valuation model:

	Three Months Ended	Nine Months Ended
	September 28, 2013	September 28, 2013
Expected term of stock-settled SARs (in years)	3.67	4.24
Expected volatility factor	26.39%	33.92%
Expected dividend yield	2.68%	2.67%
Risk-free interest rate	0.64%	0.91%

Changes to the company’s non-vested stock-settled SARs during the nine month period ended September 28, 2013, are as follows:

	Stock-settled SARs (in thousands)	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 29, 2012	–	$–
Granted	122	79.29
Exercised	–	–
Forfeited or expired	–	–

Outstanding at September 28, 2013	122	79.29	9.4	$2.5

Exercisable at September 28, 2013	–	–	–	–

* Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the nine month period ended September 28, 2013, was $17.47. As of September 28, 2013, there was $1.7 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.4 years.

Restricted Stock Awards – Non-employee Directors

The company awarded a total of 13,437 shares of restricted stock to non-employee directors in the first nine months of 2013. The fair value of the restricted stock awards is expensed over the contractual term of the awards. All restrictions will lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for reasons other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.

Employee Stock Purchase Plan

All Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For the nine months ended September 28, 2013 and September 29, 2012, issuances under this plan totaled 93,442 shares and 33,596 shares, respectively. As of September 28, 2013, shares reserved for issuance under this plan totaled 921,624 shares and Snap-on held participant contributions of approximately $1.0 million. Participants are able to withdraw from the plan and receive all contributions made during the plan year. Compensation expense for plan participants was $0.1 million and $2.4 million for the three and nine month periods ended September 28, 2013, respectively, and $0.1 million for both the three and nine month periods ended September 29, 2012.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Franchisee Stock Purchase Plan

All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For the nine months ended September 28, 2013 and September 29, 2012, issuances under this plan totaled 105,406 shares and 48,819 shares, respectively. As of September 28, 2013, shares reserved for issuance under this plan totaled 304,839 shares and Snap-on held participant contributions of approximately $1.6 million. Participants are able to withdraw from the plan and receive all contributions made during the plan year. Expense for plan participants was $0.2 million and $2.7 million for the three and nine month periods ended September 28, 2013, respectively, and $0.2 million for both the three and nine month periods ended September 29, 2012.

Note 13: Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Weighted-average common shares outstanding	58,163,261	58,257,569	58,221,047	58,195,162
Dilutive effect of stock-based instruments	837,840	600,067	848,938	619,474

Weighted-average common shares outstanding, assuming dilution	59,001,101	58,857,636	59,069,985	58,814,636

The dilutive effect of the potential exercise of outstanding stock-based instruments to purchase common shares is calculated using the treasury stock method. There were no options outstanding that were anti-dilutive for the three and nine month periods ended September 28, 2013, and for the three month period ended September 29, 2012. Options to purchase 395,524 shares of Snap-on common stock for the nine month period ended September 29, 2012, were not included in the computation of diluted earnings per share as the exercise price of the options was greater than the average market price of the common stock for the respective period and the effect on earnings per share would be anti-dilutive.

Note 14: Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. Snap-on’s product warranty accrual activity for the three and nine month periods ended September 28, 2013, and September 29, 2012, is as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Warranty reserve:
Beginning of period	$17.9	$18.4	$18.9	$18.6
Additions	3.5	2.6	8.3	7.7
Usage	(2.4)	(2.1)	(8.2)	(7.4)

End of period	$19.0	$18.9	$19.0	$18.9

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van leases sold by SOC; as of September 28, 2013, and December 29, 2012, $9.1 million and $13.3 million, respectively, of franchisee leases contain a recourse provision to Snap-on if the leases become more than 90 days past due. The asset value of the collateral underlying these recourse leases would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all lease originations with recourse as of September 28, 2013, was not material.

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results of these legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 15: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Interest income	$0.1	$–	$0.3	$0.5
Foreign exchange loss	(0.9)	(0.2)	(3.4)	(0.9)
Other	–	–	–	(0.1)

Total other income (expense) – net	$(0.8)	$(0.2)	$(3.1)	$(0.5)

Note 16: Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated OCI by component, net of tax, for the third quarter of 2013 are as follows:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of June 29, 2013	$85.5	$1.5	$(242.9)	$(155.9)
Other comprehensive income before reclassifications	39.3	–	–	39.3
Amounts reclassified from Accumulated OCI	–	(0.1)	5.6	5.5

Net other comprehensive income (loss)	39.3	(0.1)	5.6	44.8

Balance as of September 28, 2013	$124.8	$1.4	$(237.3)	$(111.1)

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The changes in Accumulated OCI by component, net of tax, for the first nine months of 2013 are as follows:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 29, 2012	$129.7	$1.7	$(255.6)	$(124.2)
Other comprehensive income before reclassifications	(4.9)	–	–	(4.9)
Amounts reclassified from Accumulated OCI	–	(0.3)	18.3	18.0

Net other comprehensive income (loss)	(4.9)	(0.3)	18.3	13.1

Balance as of September 28, 2013	$124.8	$1.4	$(237.3)	$(111.1)

The reclassifications out of Accumulated OCI for the three and nine month periods ended September 28, 2013, are as follows:

Details about Accumulated OCI Components	Amount Reclassified from Accumulated OCI		Statement of Earnings Presentation
(Amounts in millions)	Three Months Ended September 28, 2013	Nine Months Ended September 28, 2013
Gains on cash flow hedges:
Treasury locks	$0.1	$0.3	Interest expense
	–	–	Income tax expense

	0.1	0.3	Net of tax

Amortization of defined benefit pension plan items:
Prior service cost and unrecognized loss	(10.2)	(30.5)	See footnote below*
	4.6	12.2	Income tax expense

	(5.6)	(18.3)	Net of tax

Total reclassifications for the period	$(5.5)	$(18.0)	Net of tax

* These Accumulated OCI components are included in the computation of net periodic pension cost. See Note 10 for more information.

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

Financial data by segment was as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales:
Commercial & Industrial Group	$275.2	$280.4	$807.8	$850.3
Snap-on Tools Group	333.8	308.8	1,007.3	950.4
Repair Systems & Information Group	252.7	222.0	745.0	675.5

Segment net sales	861.7	811.2	2,560.1	2,476.2
Intersegment eliminations	(108.5)	(99.6)	(301.1)	(291.5)

Total net sales	$753.2	$711.6	$2,259.0	$2,184.7
Financial Services revenue	45.1	40.5	133.6	118.4

Total revenues	$798.3	$752.1	$2,392.6	$2,303.1

Operating earnings:
Commercial & Industrial Group	$36.0	$33.4	$100.2	$95.4
Snap-on Tools Group	41.9	40.2	143.6	130.8
Repair Systems & Information Group	57.9	49.5	171.1	150.3
Financial Services	31.6	27.9	92.7	77.4

Segment operating earnings	167.4	151.0	507.6	453.9
Corporate	(24.5)	(26.9)	(78.0)	(78.2)

Operating earnings	$142.9	$124.1	$429.6	$375.7
Interest expense	(14.4)	(13.6)	(41.8)	(41.4)
Other income (expense) – net	(0.8)	(0.2)	(3.1)	(0.5)

Earnings before income taxes and equity earnings and equity earnings (loss)	$127.7	$110.3	$384.7	$333.8

(Amounts in millions)	September 28, 2013	December 29, 2012
Assets:
Commercial & Industrial Group	$973.2	$935.2
Snap-on Tools Group	567.2	537.7
Repair Systems & Information Group	973.1	927.7
Financial Services	1,196.4	1,076.3

Total assets from reportable segments	$3,709.9	$3,476.9
Corporate	443.4	477.7
Elimination of intersegment receivables	(52.3)	(52.3)

Total assets	$4,101.0	$3,902.3

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

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain value through its Snap-on Value Creation Processes, including its ability to realize efficiencies and savings from its rapid continuous improvement and other cost reduction initiatives, improve workforce productivity, implement reductions in workforce, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues. These risks also include uncertainties related to Snap-on's capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby help improve their sales and profitability, introduce successful new products, successfully pursue, complete and integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the effects of external negative factors, including continuing uncertainty in world financial markets, weakness in certain areas of the global economy, and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, changes in tax rates and regulations, and the impact of energy and raw material supply and pricing, including steel and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and reforms), continuing and potentially increasing required contributions to pension and postretirement plans, the impacts of non-strategic business and/or product line rationalizations, and the effects on business as a result of new legislation, regulations or issues relating to the U.S. government budget and debt ceiling, risks associated with technological systems and protections, and other world or local events outside Snap-on’s control, including terrorist disruptions. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

RESULTS OF OPERATIONS

Results of operations for the three month periods ended September 28, 2013, and September 29, 2012, are as follows:

	Three Months Ended
(Amounts in millions)	September 28, 2013		September 29, 2012		Change
Net sales	$753.2	100.0%	$711.6	100.0%	$41.6	5.8%
Cost of goods sold	(388.9)	-51.6%	(371.2)	-52.2%	(17.7)	-4.8%

Gross profit	364.3	48.4%	340.4	47.8%	23.9	7.0%
Operating expenses	(253.0)	-33.6%	(244.2)	-34.3%	(8.8)	-3.6%

Operating earnings before financial services	111.3	14.8%	96.2	13.5%	15.1	15.7%

Financial services revenue	45.1	100.0%	40.5	100.0%	4.6	11.4%
Financial services expenses	(13.5)	-29.9%	(12.6)	-31.1%	(0.9)	-7.1%

Operating earnings from financial services	31.6	70.1%	27.9	68.9%	3.7	13.3%

Operating earnings	142.9	17.9%	124.1	16.5%	18.8	15.1%
Interest expense	(14.4)	-1.8%	(13.6)	-1.8%	(0.8)	-5.9%
Other income (expense) – net	(0.8)	-0.1%	(0.2)	–	(0.6)	NM

Earnings before income taxes and equity earnings	127.7	16.0%	110.3	14.7%	17.4	15.8%
Income tax expense	(40.8)	-5.1%	(34.9)	-4.7%	(5.9)	-16.9%

Earnings before equity earnings	86.9	10.9%	75.4	10.0%	11.5	15.3%
Equity earnings, net of tax	0.1	–	1.0	0.2%	(0.9)	-90.0%

Net earnings	87.0	10.9%	76.4	10.2%	10.6	13.9%

Net earnings attributable to noncontrolling interests	(2.4)	-0.3%	(2.3)	-0.3%	(0.1)	-4.3%

Net earnings attributable to Snap-on Inc.	$84.6	10.6%	$74.1	9.9%	$10.5	14.2%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $753.2 million in the third quarter of 2013 increased $41.6 million, or 5.8%, from 2012 levels, including $15.6 million of sales from the May 2013 acquisition of Challenger Lifts, Inc. (“Challenger”) and an unfavorable $7.3 million impact from foreign currency translation. Organic sales (excluding acquisition-related sales and foreign currency translation impacts) in the third quarter of 2013 increased $33.3 million, or 4.7%, from 2012 levels. Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including foreign currency translation fluctuations.

Gross profit of $364.3 million in the third quarter of 2013 increased $23.9 million as compared to $340.4 million last year. Gross margin (gross profit as a percentage of net sales) of 48.4% in the third quarter of 2013 improved 60 basis points (100 basis points equals 1.0 percent) from 47.8% last year primarily due to savings from ongoing efficiency and productivity initiatives, including benefits from restructuring actions (collectively, “Rapid Continuous Improvement” or “RCI initiatives”). Gross profit in the third quarter of 2013 reflects $1.3 million of restructuring costs; gross profit in the third quarter of 2012 reflects $1.0 million of such costs.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Operating expenses of $253.0 million in the third quarter of 2013 increased $8.8 million as compared to $244.2 million last year. The operating expense margin (operating expenses as a percentage of net sales) of 33.6% improved 70 basis points from 34.3% last year primarily due to benefits from sales volume leverage, savings from ongoing RCI initiatives and lower restructuring costs. Restructuring costs included in operating expenses totaled $0.4 million in the third quarter of 2013 as compared to $1.3 million last year.

Operating earnings before financial services of $111.3 million in the third quarter of 2013 increased $15.1 million, or 15.7%, as compared to $96.2 million last year. As a percentage of sales, operating earnings before financial services of 14.8% in the quarter improved 130 basis points from 13.5% last year.

Operating earnings from financial services were $31.6 million on revenue of $45.1 million in the third quarter of 2013, as compared with operating earnings of $27.9 million on revenue of $40.5 million last year. The year-over-year increase in both revenue and operating earnings primarily reflects continued growth of the company’s financial services portfolio.

Operating earnings of $142.9 million in the third quarter of 2013 increased $18.8 million, or 15.1%, from $124.1 million last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings in the third quarter of 2013 improved 140 basis points to 17.9% from 16.5% last year.

Interest expense of $14.4 million in the third quarter of 2013 compared with interest expense of $13.6 million in the comparable prior-year period. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net in the third quarters of 2013 and 2012 was expense of $0.8 million and $0.2 million, respectively, and primarily includes hedging and currency exchange rate transaction gains and losses. See Note 15 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 32.6% in the third quarter of 2013 and 32.3% in the third quarter of 2012. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on in the third quarter of 2013 were $84.6 million, or $1.43 per diluted share. Net earnings attributable to Snap-on in the third quarter of 2012 were $74.1 million, or $1.26 per diluted share.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Results of operations for the nine month periods ended September 28, 2013, and September 29, 2012, are as follows:

	Nine Months Ended
(Amounts in millions)	September 28, 2013		September 29, 2012		Change
Net sales	$2,259.0	100.0%	$2,184.7	100.0%	$74.3	3.4%
Cost of goods sold	(1,164.6)	-51.6%	(1,146.7)	-52.5%	(17.9)	-1.6%

Gross profit	1,094.4	48.4%	1,038.0	47.5%	56.4	5.4%
Operating expenses	(757.5)	-33.5%	(739.7)	-33.8%	(17.8)	-2.4%

Operating earnings before financial services	336.9	14.9%	298.3	13.7%	38.6	12.9%

Financial services revenue	133.6	100.0%	118.4	100.0%	15.2	12.8%
Financial services expenses	(40.9)	-30.6%	(41.0)	-34.6%	0.1	0.2%

Operating earnings from financial services	92.7	69.4%	77.4	65.4%	15.3	19.8%

Operating earnings	429.6	18.0%	375.7	16.3%	53.9	14.3%
Interest expense	(41.8)	-1.8%	(41.4)	-1.8%	(0.4)	-1.0%
Other income (expense) – net	(3.1)	-0.1%	(0.5)	–	(2.6)	NM

Earnings before income taxes and equity earnings	384.7	16.1%	333.8	14.5%	50.9	15.2%
Income tax expense	(122.1)	-5.1%	(108.4)	-4.7%	(13.7)	-12.6%

Earnings before equity earnings	262.6	11.0%	225.4	9.8%	37.2	16.5%
Equity earnings, net of tax	0.2	–	2.5	0.1%	(2.3)	-92.0%

Net earnings	262.8	11.0%	227.9	9.9%	34.9	15.3%
Net earnings attributable to noncontrolling interests	(7.0)	-0.3%	(6.4)	-0.3%	(0.6)	-9.4%

Net earnings attributable to Snap-on Inc.	$255.8	10.7%	$221.5	9.6%	$34.3	15.5%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $2,259.0 million in the first nine months of 2013 were up $74.3 million, or 3.4%, from 2012 levels, including $24.1 million of sales from the May 2013 acquisition of Challenger and an unfavorable $16.3 million impact from foreign currency translation. Organic sales (excluding acquisition-related sales and foreign currency translation impacts) in the first nine months of 2013 increased $66.5 million, or 3.1%, over prior-year levels.

Gross profit of $1,094.4 million in the first nine months of 2013 increased $56.4 million as compared to $1,038.0 million last year. Gross margin of 48.4% in the first nine months of 2013 improved 90 basis points from 47.5% last year primarily due to benefits from ongoing RCI initiatives and lower restructuring costs. Gross profit in the first nine months of 2013 reflects $4.4 million of restructuring costs; gross profit in the first nine months of 2012 reflects $10.9 million of such costs, including $6.8 million for the second quarter settlement of a pension plan following the 2011 closure of the company’s former Newmarket, Canada, facility.

Operating expenses of $757.5 million in the first nine months of 2013 increased $17.8 million as compared to $739.7 million last year. The operating expense margin of 33.5% in the first nine months of 2013 improved 30 basis points from 33.8% last year primarily due to benefits from sales volume leverage, savings from ongoing RCI initiatives and lower restructuring costs. Restructuring costs included in operating expenses totaled $1.9 million in the first nine months of 2013 as compared to $5.6 million last year.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Operating earnings before financial services of $336.9 million in the first nine months of 2013 increased $38.6 million, or 12.9%, as compared to $298.3 million last year. As a percentage of sales, operating earnings before financial services of 14.9% in the first nine months of 2013 improved 120 basis points from 13.7% last year.

Financial services operating earnings of $92.7 million on revenue of $133.6 million in the first nine months of 2013 compares with operating earnings of $77.4 million on revenue of $118.4 million last year. The year-over-year increase in both revenue and operating earnings primarily reflects continued growth of the company’s financial services portfolio.

Operating earnings of $429.6 million in the first nine months of 2013 increased $53.9 million, or 14.3%, as compared with operating earnings of $375.7 million last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings in the first nine months of 2013 improved 170 basis points to 18.0% from 16.3% last year.

Interest expense of $41.8 million in the first nine months of 2013 compared with interest expense of $41.4 million in the comparable prior-year period. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net in the first nine months of 2013 and 2012 was expense of $3.1 million and $0.5 million, respectively, and primarily includes hedging and currency exchange rate transaction gains and losses, and interest income. See Note 15 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 32.3% in the first nine months of 2013 and 33.1% in the first nine months of 2012. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

On May 13, 2013, Snap-on acquired Challenger for a preliminary cash purchase price of $38.2 million. The preliminary purchase price is subject to the finalization of income tax accounting for pre-acquisition tax periods that is expected to be completed in the fourth quarter of 2013. The preliminary purchase price was also subject to the finalization of a working capital adjustment that was concluded in the third quarter of 2013 and was not material.

Challenger, with full-year 2012 sales of approximately $45 million, designs, manufactures and distributes a comprehensive line of vehicle lifts and accessories to a diverse customer base in the automotive repair sector. The acquisition of Challenger is intended to further Snap-on’s progress along its coherent growth strategy of expanding with repair shop owners and managers. For segment reporting purposes, the results of operations and assets of Challenger have been included in the Repair Systems & Information Group since the date of acquisition. The net sales and operating earnings impacts of the Challenger acquisition were neither significant nor material to Snap-on’s third quarter or year-to-date 2013 results of operations or financial position.

Net earnings attributable to Snap-on in the first nine months of 2013 were $255.8 million, or $4.33 per diluted share. Net earnings attributable to Snap-on in the first nine months of 2012 were $221.5 million, or $3.77 per diluted share.

Exit and Disposal Activities

Snap-on recorded costs of $1.7 million and $6.4 million for exit and disposal activities in the three and nine month periods ended September 28, 2013, respectively, as compared to costs of $2.3 million and $16.5 million for exit and disposal activities in the three and nine month periods ended September 29, 2012, respectively. See Note 6 to the Condensed Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

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

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	September 28, 2013		September 29, 2012		Change
External net sales	$224.7	81.6%	$230.5	82.2%	$(5.8)	-2.5%
Intersegment net sales	50.5	18.4%	49.9	17.8%	0.6	1.2%

Segment net sales	275.2	100.0%	280.4	100.0%	(5.2)	-1.9%
Cost of goods sold	(170.4)	-61.9%	(176.7)	-63.0%	6.3	3.6%

Gross profit	104.8	38.1%	103.7	37.0%	1.1	1.1%
Operating expenses	(68.8)	-25.0%	(70.3)	-25.1%	1.5	2.1%

Segment operating earnings	$36.0	13.1%	$33.4	11.9%	$2.6	7.8%

Segment net sales of $275.2 million in the third quarter of 2013 decreased $5.2 million, or 1.9%, from 2012 levels; excluding $2.7 million of unfavorable currency translation, organic sales decreased $2.5 million, or 0.9%, primarily due to a double-digit decline in sales to the military coupled with a slight sales decrease in the segment’s European-based hand tools business.

Segment gross profit of $104.8 million in the third quarter of 2013 increased $1.1 million from 2012 levels. Gross margin of 38.1% in the quarter improved 110 basis points from 37.0% last year primarily due to savings from ongoing RCI initiatives, particularly in Europe. Gross profit in the third quarter of 2013 reflects $0.3 million of restructuring costs as compared with $0.9 million of such costs last year.

Segment operating expenses of $68.8 million in the third quarter of 2013 decreased $1.5 million from 2012 levels. The operating expense margin of 25.0% in the quarter improved 10 basis points from 25.1% last year primarily due to lower restructuring costs. Restructuring costs included in operating expenses were $0.3 million and $1.3 million in the third quarters of 2013 and 2012, respectively.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

As a result of these factors, segment operating earnings of $36.0 million in the third quarter of 2013 increased $2.6 million from 2012 levels, including $3.3 million of unfavorable foreign currency effects. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 13.1% in the third quarter of 2013 improved 120 basis points from 11.9% last year.

	Nine Months Ended
(Amounts in millions)	September 28, 2013		September 29, 2012		Change
External net sales	$671.4	83.1%	$703.8	82.8%	$(32.4)	-4.6%
Intersegment net sales	136.4	16.9%	146.5	17.2%	(10.1)	-6.9%

Segment net sales	807.8	100.0%	850.3	100.0%	(42.5)	-5.0%
Cost of goods sold	(498.6)	-61.7%	(540.3)	-63.5%	41.7	7.7%

Gross profit	309.2	38.3%	310.0	36.5%	(0.8)	-0.3%
Operating expenses	(209.0)	-25.9%	(214.6)	-25.3%	5.6	2.6%

Segment operating earnings	$100.2	12.4%	$95.4	11.2%	$4.8	5.0%

Segment net sales of $807.8 million in the first nine months of 2013 decreased $42.5 million, or 5.0%, from 2012 levels; excluding $7.0 million of unfavorable foreign currency translation, organic sales decreased $35.5 million or 4.2%. The lower year-over-year organic sales primarily reflects a double-digit decline in sales to the military and a mid single-digit sales decline in the segment’s European-based hand tools business as a result of economic weakness in that region.

Segment gross profit of $309.2 million in the first nine months of 2013 decreased $0.8 million from 2012 levels. Gross margin of 38.3% in the first nine months of 2013 improved 180 basis points from 36.5% last year primarily due to savings from ongoing RCI initiatives, particularly in Europe, and lower restructuring costs. Gross profit in the first nine months of 2013 reflects $2.5 million of restructuring costs as compared with $3.6 million of such costs in the comparable prior-year period.

Segment operating expenses of $209.0 million in the first nine months of 2013 decreased $5.6 million from 2012 levels. The operating expense margin of 25.9% in 2013 increased 60 basis points from 25.3% last year primarily as a result of the lower sales, partially offset by lower restructuring costs. Restructuring costs included in operating expenses were $0.4 million and $5.3 million in the first nine months of 2013 and 2012, respectively.

As a result of these factors, segment operating earnings of $100.2 million in the first nine months of 2013 increased $4.8 million from 2012 levels, including $5.3 million of unfavorable foreign currency effects. Operating margin for the Commercial & Industrial Group of 12.4% in the first nine months of 2013 increased 120 basis points from 11.2% last year.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	September 28, 2013		September 29, 2012		Change
Segment net sales	$333.8	100.0%	$308.8	100.0%	$25.0	8.1%
Cost of goods sold	(191.0)	-57.2%	(177.5)	-57.5%	(13.5)	-7.6%

Gross profit	142.8	42.8%	131.3	42.5%	11.5	8.8%
Operating expenses	(100.9)	-30.2%	(91.1)	-29.5%	(9.8)	-10.8%

Segment operating earnings	$41.9	12.6%	$40.2	13.0%	$1.7	4.2%

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment net sales of $333.8 million in the third quarter of 2013 increased $25.0 million, or 8.1%, from 2012 levels. Excluding $4.0 million of unfavorable foreign currency translation, organic sales increased $29.0 million, or 9.5%, reflecting sales increases across both the company’s U.S. and international franchise operations.

Segment gross profit of $142.8 million in the third quarter of 2013 increased $11.5 million from 2012 levels. Gross margin of 42.8% in the quarter increased 30 basis points from 42.5% last year. Gross profit in both the third quarters of 2013 and 2012 reflects $0.1 million of restructuring costs.

Segment operating expenses of $100.9 million in the third quarter of 2013 increased $9.8 million from 2012 levels primarily due to higher volume-related and other expenses, including focused investment in growth initiatives aimed at enhancing the franchise network. Restructuring costs included in operating expenses were $0.1 million in the third quarter of 2013; there were no restructuring costs included in operating expenses in the third quarter of 2012. The operating expense margin of 30.2% in the third quarter of 2013 increased 70 basis points from 29.5% last year.

As a result of these factors, segment operating earnings of $41.9 million in the third quarter of 2013 increased $1.7 million from 2012 levels, including $1.3 million of unfavorable foreign currency effects. Operating margin for the Snap-on Tools Group of 12.6% in the third quarter of 2013 decreased 40 basis points from 13.0% last year.

	Nine Months Ended
(Amounts in millions)	September 28, 2013		September 29, 2012		Change
Segment net sales	$1,007.3	100.0%	$950.4	100.0%	$56.9	6.0%
Cost of goods sold	(567.7)	-56.4%	(543.1)	-57.1%	(24.6)	-4.5%

Gross profit	439.6	43.6%	407.3	42.9%	32.3	7.9%
Operating expenses	(296.0)	-29.3%	(276.5)	-29.1%	(19.5)	-7.1%

Segment operating earnings	$143.6	14.3%	$130.8	13.8%	$12.8	9.8%

Segment net sales of $1,007.3 million in the first nine months of 2013 increased $56.9 million, or 6.0%, from 2012 levels. Excluding $6.4 million of unfavorable foreign currency translation, organic sales increased $63.3 million, or 6.7%, reflecting sales increases across both the company’s U.S. and international franchise operations.

Segment gross profit of $439.6 million in the first nine months of 2013 increased $32.3 million from 2012 levels. Gross margin of 43.6% in the first nine months of 2013 increased 70 basis points from 42.9% last year primarily due to lower restructuring costs. Gross profit in the first nine months of 2013 reflects $0.2 million of restructuring costs; gross profit in the first nine months of 2012 reflects $7.1 million of such costs primarily for the settlement of the Newmarket pension plan.

Segment operating expenses of $296.0 million in the first nine months of 2013 increased $19.5 million from 2012 levels primarily due to higher volume-related and other expenses, including $2.5 million of increased stock-based and mark-to-market costs associated with the company’s franchisee stock purchase plan. Restructuring costs included in operating expenses were $0.3 million and $0.1 million in the first nine months of 2013 and 2012, respectively. The operating expense margin of 29.3% in the first nine months of 2013 compared with 29.1% last year. See Note 12 to the Condensed Consolidated Financial Statements for information on the company’s franchisee stock purchase plan.

As a result of these factors, segment operating earnings of $143.6 million in the first nine months of 2013 increased $12.8 million from 2012 levels, including $0.7 million of unfavorable foreign currency effects. Operating margin for the Snap-on Tools Group of 14.3% in the first nine months of 2013 increased 50 basis points from 13.8% last year.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	September 28, 2013		September 29, 2012		Change
External net sales	$194.7	77.0%	$172.3	77.6%	$22.4	13.0%
Intersegment net sales	58.0	23.0%	49.7	22.4%	8.3	16.7%

Segment net sales	252.7	100.0%	222.0	100.0%	30.7	13.8%
Cost of goods sold	(136.0)	-53.8%	(116.6)	-52.5%	(19.4)	-16.6%

Gross profit	116.7	46.2%	105.4	47.5%	11.3	10.7%
Operating expenses	(58.8)	-23.3%	(55.9)	-25.2%	(2.9)	-5.2%

Segment operating earnings	$57.9	22.9%	$49.5	22.3%	$8.4	17.0%

Segment net sales of $252.7 million in the third quarter of 2013 increased $30.7 million, or 13.8%, from 2012 levels. Excluding $15.6 million of sales from the May 2013 acquisition of Challenger and $0.2 million of favorable foreign currency translation, organic sales in the third quarter of 2013 increased $14.9 million, or 6.7%, from prior-year levels, primarily driven by a double-digit gain in sales of diagnostics and repair information products to repair shop owners and managers and a high single-digit gain in sales to OEM dealerships.

Segment gross profit of $116.7 million in the third quarter of 2013 increased $11.3 million from 2012 levels. Gross margin of 46.2% in the quarter decreased 130 basis points from 47.5% last year primarily due to the impact of lower gross margin Challenger products partially offset by continued savings from ongoing RCI initiatives. Gross profit in the third quarter of 2013 reflects $0.9 million of restructuring costs; there were no restructuring costs included in gross profit in the third quarter of 2012.

Segment operating expenses of $58.8 million in the third quarter of 2013 increased $2.9 million from 2012 levels. The operating expense margin of 23.3% in the quarter improved 190 basis points from 25.2% last year primarily due to contributions from sales volume leverage, including sales of Challenger products that have a lower operating expense ratio, as well as savings from ongoing RCI initiatives.

As a result of these factors, segment operating earnings of $57.9 million in the third quarter of 2013 increased $8.4 million from 2012 levels, including $0.5 million of unfavorable foreign currency effects. Operating margin for the Repair Systems & Information Group of 22.9% in the third quarter of 2013 increased 60 basis points from 22.3% last year.

	Nine Months Ended
(Amounts in millions)	September 28, 2013		September 29, 2012		Change
External net sales	$580.3	77.9%	$530.5	78.5%	$49.8	9.4%
Intersegment net sales	164.7	22.1%	145.0	21.5%	19.7	13.6%

Segment net sales	745.0	100.0%	675.5	100.0%	69.5	10.3%
Cost of goods sold	(399.4)	-53.6%	(354.8)	-52.5%	(44.6)	-12.6%

Gross profit	345.6	46.4%	320.7	47.5%	24.9	7.8%
Operating expenses	(174.5)	-23.4%	(170.4)	-25.2%	(4.1)	-2.4%

Segment operating earnings	$171.1	23.0%	$150.3	22.3%	$20.8	13.8%

Segment net sales of $745.0 million in the first nine months of 2013 increased $69.5 million, or 10.3%, from 2012 levels. Excluding $24.1 million of sales from the May 2013 acquisition of Challenger and $1.6 million of unfavorable foreign currency translation, organic sales in the first nine months of 2013 increased $47.0 million, or 7.0%, from prior-year levels primarily driven by a double-digit gain in sales to OEM dealerships and a high single-digit gain in sales of diagnostics and repair information products to repair shop owners and managers.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment gross profit of $345.6 million in the first nine months of 2013 increased $24.9 million from 2012 levels. Gross margin in the first nine months of 2013 of 46.4% decreased 110 basis points from 47.5% last year primarily due to a shift in sales mix that included higher volumes of lower gross margin products, including higher sales of essential tool and facilitation products to OEM dealerships and sales of Challenger products, as well as higher restructuring costs. Gross profit in the first nine months of 2013 reflects $1.7 million of restructuring costs as compared with $0.2 million of such costs in the comparable prior-year period. These gross margin decreases were partially offset by continued savings from ongoing RCI initiatives.

Segment operating expenses of $174.5 million in the first nine months of 2013 increased $4.1 million from 2012 levels. The operating expense margin of 23.4% in the first nine months of 2013 improved 180 basis points from 25.2% last year primarily due to contributions from sales volume leverage, including the effects from the sales mix shift discussed above, and savings from ongoing RCI initiatives. Restructuring costs included in operating expenses totaled $1.2 million and $0.2 million in the first nine months of 2013 and 2012, respectively.

As a result of these factors, segment operating earnings of $171.1 million in the first nine months of 2013 increased $20.8 million from 2012 levels, including $1.9 million of unfavorable foreign currency effects. Operating margin for the Repair Systems & Information Group of 23.0% in the first nine months of 2013 increased 70 basis points from 22.3% last year.

Financial Services

	Three Months Ended
(Amounts in millions)	September 28, 2013		September 29, 2012		Change
Financial services revenue	$45.1	100.0%	$40.5	100.0%	$4.6	11.4%
Financial services expenses	(13.5)	-29.9%	(12.6)	-31.1%	(0.9)	-7.1%

Segment operating earnings	$31.6	70.1%	$27.9	68.9%	$3.7	13.3%

Financial services operating earnings of $31.6 million on revenue of $45.1 million in the third quarter of 2013 compares with operating earnings of $27.9 million on revenue of $40.5 million last year. The $4.6 million year-over-year increase in financial services revenue primarily reflects $3.8 million of higher revenue as a result of continued growth of the company’s financial services portfolio and $0.7 million of increased revenue from higher average yields on finance and contract receivables. In the third quarters of 2013 and 2012, the average yield on finance receivables was 17.4% and 17.1%, respectively, and the average yield on contract receivables was 9.6% and 9.5%, respectively. Originations of $205.1 million in the third quarter of 2013 increased $25.5 million, or 14.2%, from comparable prior-year levels.

Financial services expenses of $13.5 million and $12.6 million in the third quarters of 2013 and 2012, respectively, primarily include personnel-related and other general and administrative costs, as well as doubtful accounts provisions. These expenses are generally more dependent on the change in size of the financial services portfolio than they are on the revenue of this segment. As a percentage of the average financial services portfolio, financial services expenses were 1.1% and 1.2% in the third quarters of 2013 and 2012, respectively.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

	Nine Months Ended
(Amounts in millions)	September 28, 2013		September 29, 2012		Change
Financial services revenue	$133.6	100.0%	$118.4	100.0%	$15.2	12.8%
Financial services expenses	(40.9)	-30.6%	(41.0)	-34.6%	0.1	0.2%

Segment operating earnings	$92.7	69.4%	$77.4	65.4%	$15.3	19.8%

Financial services operating earnings of $92.7 million on revenue of $133.6 million in the first nine months of 2013 compares with operating earnings of $77.4 million on revenue of $118.4 million last year. The $15.2 million year-over-year increase in financial services revenue primarily reflects $11.3 million of higher revenue as a result of continued growth of the company’s financial services portfolio and $2.8 million of increased revenue from higher average yields on finance and contract receivables. In the first nine months of 2013 and 2012, the average yield on finance receivables was 17.4% and 17.1%, respectively, and the average yield on contract receivables was 9.5% and 9.4%, respectively. Originations of $580.1 million in the first nine months of 2013 increased $68.6 million, or 13.4%, from comparable prior-year levels.

Financial services expenses of $40.9 million and $41.0 million in the first nine months of 2013 and 2012, respectively, primarily include personnel-related and other general and administrative costs, as well as doubtful accounts provisions. As a percentage of the average financial services portfolio, financial services expenses were 3.5% and 3.9% in the first nine months of 2013 and 2012, respectively.

See Note 3 to the Condensed Consolidated Financial Statements for further information on financial services.

Corporate

Snap-on’s general corporate expenses were $24.5 million and $26.9 million in the third quarters of 2013 and 2012, respectively. The year-over-year decrease in general corporate expenses primarily reflects $1.4 million of lower stock-based and mark-to-market expenses.

Snap-on’s general corporate expenses were $78.0 million and $78.2 million in the first nine months of 2013 and 2012, respectively.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – The supplemental Condensed Statements of Earnings information for the three month periods ended September 28, 2013, and September 29, 2012, are as follows:

	Operations*		Financial Services
(Amounts in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$753.2	$711.6	$–	$–
Cost of goods sold	(388.9)	(371.2)	–	–

Gross profit	364.3	340.4	–	–
Operating expenses	(253.0)	(244.2)	–	–

Operating earnings before financial services	111.3	96.2	–	–

Financial services revenue	–	–	45.1	40.5
Financial services expenses	–	–	(13.5)	(12.6)

Operating earnings from financial services	–	–	31.6	27.9

Operating earnings	111.3	96.2	31.6	27.9
Interest expense	(14.0)	(13.3)	(0.4)	(0.3)
Intersegment interest income (expense) – net	12.1	11.1	(12.1)	(11.1)
Other income (expense) – net	(0.8)	(0.2)	–	–

Earnings before income taxes and equity earnings	108.6	93.8	19.1	16.5
Income tax expense	(33.7)	(28.8)	(7.1)	(6.1)

Earnings before equity earnings	74.9	65.0	12.0	10.4
Financial services – net earnings attributable to Snap-on Incorporated	12.0	10.4	–	–
Equity earnings, net of tax	0.1	1.0	–	–

Net earnings	87.0	76.4	12.0	10.4
Net earnings attributable to noncontrolling interests	(2.4)	(2.3)	–	–

Net earnings attributable to Snap-on Incorporated	$84.6	$74.1	$12.0	$10.4

* Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – The supplemental Condensed Statements of Earnings information for the nine month periods ended September 28, 2013, and September 29, 2012, are as follows:

	Operations*		Financial Services
(Amounts in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$2,259.0	$2,184.7	$–	$–
Cost of goods sold	(1,164.6)	(1,146.7)	–	–

Gross profit	1,094.4	1,038.0	–	–
Operating expenses	(757.5)	(739.7)	–	–

Operating earnings before financial services	336.9	298.3	–	–

Financial services revenue	–	–	133.6	118.4
Financial services expenses	–	–	(40.9)	(41.0)

Operating earnings from financial services	–	–	92.7	77.4

Operating earnings	336.9	298.3	92.7	77.4
Interest expense	(40.5)	(40.5)	(1.3)	(0.9)
Intersegment interest income (expense) – net	35.2	31.3	(35.2)	(31.3)
Other income (expense) – net	(3.2)	(0.4)	0.1	(0.1)

Earnings before income taxes and equity earnings	328.4	288.7	56.3	45.1
Income tax expense	(101.4)	(91.8)	(20.7)	(16.6)

Earnings before equity earnings	227.0	196.9	35.6	28.5
Financial services – net earnings attributable to Snap-on Incorporated	35.6	28.5	–	–
Equity earnings, net of tax	0.2	2.5	–	–

Net earnings	262.8	227.9	35.6	28.5
Net earnings attributable to noncontrolling interests	(7.0)	(6.4)	–	–

Net earnings attributable to Snap-on Incorporated	$255.8	$221.5	$35.6	$28.5

* Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – The supplemental Condensed Balance Sheets information as of September 28, 2013, and December 29, 2012, are as follows:

	Operations*		Financial Services
(Amounts in millions)	September 28, 2013	December 29, 2012	September 28, 2013	December 29, 2012
ASSETS
Current assets
Cash and cash equivalents	$179.1	$211.2	$3.4	$3.3
Intersegment receivables	15.7	14.1	–	–
Trade and other accounts receivable – net	521.6	497.5	0.3	0.4
Finance receivables – net	–	–	367.4	323.1
Contract receivables – net	6.8	7.4	66.3	55.3
Inventories – net	440.3	404.2	–	–
Deferred income tax assets	74.5	68.8	14.3	13.0
Prepaid expenses and other assets	113.3	88.3	0.8	1.0

Total current assets	1,351.3	1,291.5	452.5	396.1

Property and equipment – net	382.7	373.2	1.7	2.0
Investment in Financial Services	185.1	165.3	–	–
Deferred income tax assets	94.7	110.2	0.3	0.2
Long-term finance receivables – net	–	–	540.8	494.6
Long-term contract receivables – net	11.3	12.1	200.1	182.3
Goodwill	837.4	807.4	–	–
Other intangibles – net	192.5	187.2	–	–
Other assets	58.0	65.3	1.0	1.1

Total assets	$3,113.0	$3,012.2	$1,196.4	$1,076.3

* Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	September 28, 2013	December 29, 2012	September 28, 2013	December 29, 2012
LIABILITIES AND EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$21.4	$5.2	$96.3	$–
Accounts payable	160.5	142.1	1.3	0.4
Intersegment payables	–	–	15.7	14.1
Accrued benefits	47.9	50.6	–	–
Accrued compensation	81.4	84.9	2.8	3.4
Franchisee deposits	64.4	54.7	–	–
Other accrued liabilities	208.3	207.8	49.0	46.9

Total current liabilities	583.9	545.3	165.1	64.8

Long-term debt and intersegment long-term debt	31.4	143.2	829.7	827.2
Deferred income tax liabilities	136.9	125.7	1.0	1.4
Retiree health care benefits	44.8	48.4	–	–
Pension liabilities	239.8	260.7	–	–
Other long-term liabilities	70.1	69.9	15.5	17.6

Total liabilities	1,106.9	1,193.2	1,011.3	911.0

Total shareholders’ equity attributable to Snap-on Inc.	1,989.2	1,802.1	185.1	165.3
Noncontrolling interests	16.9	16.9	–	–

Total equity	2,006.1	1,819.0	185.1	165.3

Total liabilities and equity	$3,113.0	$3,012.2	$1,196.4	$1,076.3

* Snap-on Incorporated with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations and collections of finance receivables, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for payments of interest and dividends, scheduled debt repayments, new receivables originated by our financial services businesses, capital expenditures, working capital, restructuring activities, the funding of pension plans, and funding for additional share repurchases and acquisitions, if any. Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on October 11, 2013, Snap-on’s long-term debt and commercial paper were rated, respectively, Baa1 and P-2 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A- and F2 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.

As of September 28, 2013, working capital (current assets less current liabilities) of $1,057.4 million decreased $22.4 million from $1,079.8 million as of December 29, 2012 (fiscal 2012 year end).

The following represents the company’s working capital position as of September 28, 2013, and December 29, 2012:

(Amounts in millions)	September 28, 2013	December 29, 2012
Cash and cash equivalents	$182.5	$214.5
Trade and other accounts receivable – net	521.9	497.9
Finance receivables – net	367.4	323.1
Contract receivables – net	73.1	62.7
Inventories – net	440.3	404.2
Other current assets	197.9	166.6

Total current assets	1,783.1	1,669.0

Notes payable and current maturities of long-term debt	(117.7)	(5.2)
Accounts payable	(161.8)	(142.5)
Other current liabilities	(446.2)	(441.5)

Total current liabilities	(725.7)	(589.2)

Total working capital	$1,057.4	$1,079.8

Cash and cash equivalents of $182.5 million as of September 28, 2013, compared to cash and cash equivalents of $214.5 million at 2012 year end. The $32.0 million decrease in cash and cash equivalents was primarily due to (i) the funding of $482.4 million of new finance receivables; (ii) the repurchase of 782,000 shares of the company’s common stock for $67.5 million; (iii) dividend payments of $66.5 million; (iv) the acquisition of Challenger for a preliminary cash purchase price of $38.2 million; and (v) the funding of $50.7 million of capital expenditures. These decreases in cash and cash equivalents were largely offset by (i) $270.1 million of cash generated from operations; and (ii) $373.7 million of cash from collections of finance receivables.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Of the $182.5 million of cash and cash equivalents as of September 28, 2013, $113.5 million was held outside of the United States. Snap-on considers these non-U.S. funds as permanently invested in its foreign operations to (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise; as such, the company does not presently expect to repatriate these funds to fund its U.S. operations or obligations. The repatriation of cash from certain foreign subsidiaries could have adverse net tax consequences on the company should Snap-on be required to pay and record U.S. income taxes and foreign withholding taxes on funds that were previously considered permanently invested. Alternatively, the repatriation of such cash from certain other foreign subsidiaries could result in favorable net tax consequences for the company. Snap-on periodically evaluates opportunities to repatriate certain foreign cash amounts to the extent that it does not incur additional unfavorable net tax consequences.

Trade and other accounts receivable – net of $521.9 million as of September 28, 2013, increased $24.0 million from 2012 year-end levels; excluding $4.1 million of currency translation impacts, trade and other accounts receivable – net increased $28.1 million, largely due to higher sales and receivables related to the May 2013 acquisition of Challenger. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 62 days at September 28, 2013, and 61 days at 2012 year end.

The current portions of net finance and contract receivables of $440.5 million as of September 28, 2013, compared to $385.8 million at 2012 year end. The long-term portions of net finance and contract receivables of $752.2 million as of September 28, 2013, compared to $689.0 million at 2012 year end. The combined $117.9 million increase in net current and long-term finance and contract receivables over 2012 year-end levels is primarily due to continued growth of the company’s financial services portfolio; excluding $5.4 million of currency translation impacts, the combined increase for these receivables over 2012 year-end levels was $123.3 million.

Inventories of $440.3 million as of September 28, 2013, increased $36.1 million from 2012 year-end levels; excluding currency translation impacts of $5.8 million, inventories increased $41.9 million primarily to support continued higher customer demand and new product introductions, as well as inventories related to the Challenger acquisition. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 3.7 and 3.9 turns, respectively, as of September 28, 2013, and December 29, 2012. Inventories accounted for using the first-in, first-out (“FIFO”) method as of both September 28, 2013, and December 29, 2012, approximated 60% of total inventories. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $72.2 million and $71.8 million as of September 28, 2013, and December 29, 2012, respectively.

Notes payable and current maturities of long-term debt of $117.7 million as of September 28, 2013, includes $100.0 million of 5.85% unsecured notes that mature on March 1, 2014 (the “2014 Notes”) and $17.7 million of other notes. As of 2012 year end, the 2014 Notes were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the December 29, 2012 year-end balance sheet date. Notes payable as of 2012 year end totaled $5.2 million.

Accounts payable of $161.8 million as of September 28, 2013, increased $19.3 million from 2012 year-end levels primarily due to the timing of payments and accounts payable associated with the Challenger acquisition; currency translation impacts were not material.

Other accrued liabilities of $249.7 million as of September 28, 2013, increased $1.8 million from 2012 year-end levels; currency translation impacts were not material.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Long-term debt of $861.1 million as of September 28, 2013, consisted of (i) $150 million of unsecured 5.50% notes that mature in 2017; (ii) $250 million of unsecured 4.25% notes that mature in 2018; (iii) $200 million of unsecured 6.70% notes that mature in 2019; (iv) $250 million of unsecured 6.125% notes that mature in 2021; and (v) $11.1 million of other long-term debt, including fair value adjustments related to interest rate swaps.

On September 27, 2013, Snap-on amended and restated its $500 million multi-currency revolving credit facility that was set to terminate on December 8, 2016, by entering into a five-year, $700 million multi-currency revolving credit facility that terminates on September 27, 2018 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of September 28, 2013. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss; or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended. As of September 28, 2013, the company’s actual ratios of 0.31 and 1.41, respectively, were both within the permitted ranges set forth in this financial covenant.

Snap-on’s previous 364-day loan and servicing agreement, which allowed Snap-on to borrow up to $200 million (subject to borrowing base requirements) through the pledging of finance receivables under an asset-backed commercial paper conduit facility, expired at the end of its term on September 27, 2013, and was not renewed. At the time of its expiration, no amounts were outstanding under the loan and servicing agreement.

Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of September 28, 2013, Snap-on was in compliance with all covenants of its Credit Facility and debt agreements.

Snap-on believes that it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis, including the repayment of the 2014 Notes. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facility. If the need were to arise, Snap-on believes that it could access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, in the future, may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near term liquidity requirements for Snap-on include payments of interest and dividends, scheduled debt repayments, funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, restructuring activities, the funding of pension plans, and funding for additional share repurchases and acquisitions, if any. Snap-on intends to make contributions of $10.2 million to its foreign pension plans and $1.3 million to its domestic pension plans in 2013, as required by law. In the first nine months of 2013, Snap-on made $16.0 million of cash contributions to its domestic pension plans that included (i) $15.0 million of discretionary contributions; and (ii) $1.0 million of required contributions. Depending on market and other conditions, Snap-on may elect to make additional discretionary cash contributions to its pension plans in 2013.

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

Operating Activities

Net cash provided by operating activities was $270.1 million in the first nine months of 2013 and $226.4 million in the first nine months of 2012. The $43.7 million increase in net cash provided by operating activities in 2013 primarily reflects higher year-over-year net earnings and net changes in operating assets and liabilities. In the first nine months of 2013, Snap-on made $16.0 million of cash contributions to its domestic pension plans that included (i) $15.0 million of discretionary contributions; and (ii) $1.0 million of required contributions. In the first nine months of 2012, Snap-on made $61.0 million of cash contributions to its domestic pension plans that included (i) $42.7 million of discretionary contributions; and (ii) $18.3 million of required contributions.

Investing Activities

Net cash used by investing activities of $205.9 million in the first nine months of 2013 included additions to, and collections of, finance receivables of $482.4 million and $373.7 million, respectively. Net cash used by investing activities of $153.6 million in the first nine months of 2012 included additions to, and collections of, finance receivables of $426.1 million and $328.9 million, respectively. Finance receivables are comprised of extended-term installment contracts to technicians (i.e., franchisees’ customers) to enable them to purchase tools, diagnostics and equipment on an extended-term payment plan, generally with average payment terms of 34 months.

Net cash used by investing activities in the first nine months of 2013 also included $38.2 million for the May 13, 2013, acquisition of Challenger. The preliminary cash purchase price is subject to the finalization of income tax accounting for pre-acquisition tax periods that is expected to be completed in the fourth quarter of 2013. The preliminary purchase price was also subject to the finalization of a working capital adjustment that was concluded in the third quarter of 2013 and was not material.

Capital expenditures of $50.7 million in the first nine months of 2013 compared to $59.5 million in the first nine months of last year. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and Rapid Continuous Improvement.

Net cash used by investing activities in the first nine months of 2013 also included $8.7 million related to a prepaid equity forward transaction agreement with Citibank N.A. that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. As of September 28, 2013, Snap-on had prepaid equity forwards (“equity forwards”) in place intended to manage market risk with respect to 110,800 shares of Snap-on common stock associated with its deferred compensation plans. See Note 9 to the Condensed Consolidated Financial Statements for additional information regarding equity forwards.

Financing Activities

Net cash used by financing activities was $95.1 million in the first nine months of 2013. Net cash used by financing activities was $82.1 million in the first nine months of 2012.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Proceeds from stock purchase plans and stock option exercises totaled $27.9 million and $40.3 million in the first nine months of 2013 and 2012, respectively. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes. In the first nine months of 2013, Snap-on repurchased 782,000 shares of its common stock for $67.5 million under its previously announced share repurchase programs. In the first nine months of 2012, Snap-on repurchased 967,000 shares of its common stock for $61.8 million under its previously announced share repurchase programs. As of September 28, 2013, Snap-on had remaining availability to repurchase up to an additional $188.9 million in common stock pursuant to its Board of Directors’ (“Board”) authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities will be sufficient to fund the company’s share repurchases, if any, in 2013.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $66.5 million and $59.4 million in the first nine months of 2013 and 2012, respectively. On November 1, 2012, the Board increased the quarterly cash dividend by 11.8% to $0.38 per share ($1.52 per share per year). Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities will be sufficient to pay dividends in 2013.

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of September 28, 2013.

Critical Accounting Policies and Estimates

Snap-on’s disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the year ended December 29, 2012, have not materially changed since that report was filed.

Outlook

Snap-on expects to continue with the advancement of its strategic framework designed to enhance its mobile tool distribution network, expand in the vehicle repair garage, extend to critical industries and build in emerging markets. In pursuit of these initiatives, Snap-on anticipates that capital expenditures in 2013 will approximate $75 million. Snap-on also expects that its full year 2013 effective income tax rate will be comparable to its 2012 rate.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of September 28, 2013, was $1.7 million on interest rate-sensitive financial instruments and $0.5 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Stock-based Deferred Compensation Risk Management

Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of equity forwards. Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on compensation expense that may result from such mark-to-market changes. See Note 9 to the Condensed Consolidated Financial Statements for additional information on stock-based deferred compensation risk management.

Credit Risk

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Credit risk is also monitored regularly through the use of internal proprietary, custom scoring models used to evaluate each transaction at the time of the application for credit and by periodically updating those credit scores for ongoing monitoring purposes. Snap-on evaluates credit quality through the use of an internal proprietary measuring system that provides a framework to analyze finance and contract receivables on the basis of risk factors of the individual obligor as well as transaction specific risk. The finance and contract receivables are typically monitored through an asset quality review process that closely monitors past due accounts and initiates a progressive collection action process when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van leases sold by SOC; as of September 28, 2013, and December 29, 2012, $9.1 million and $13.3 million, respectively, of franchisee van leases contain a recourse provision to Snap-on if the leases become more than 90 days past due.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 28, 2013. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 28, 2013, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended September 28, 2013, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the third quarter of fiscal 2013, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Number of Shares Purchased	Average Price per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet be Purchased Under the Plans or Programs *
06/30/13 to 07/27/13	–	–	–	$188.2 million
07/28/13 to 08/24/13	27,000	$95.71	27,000	$187.5 million
08/25/13 to 09/28/13	30,000	$94.79	30,000	$188.9 million

Total/Average	57,000	$95.22	57,000	N/A

N/A: Not applicable

*

Subject to further adjustment pursuant to the 1996 Authorization described below, as of September 28, 2013, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board authorizations discussed below is $188.9 million.

•

In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $94.09, $95.67 and $99.72 per share of common stock as of the end of the fiscal 2013 months ended July 27, 2013, August 24, 2013, and September 28, 2013, respectively.

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

The following chart discloses information regarding shares of Snap-on’s common stock that were sold during the third quarter of 2013 pursuant to a prepaid equity forward transaction agreement (the “Agreement”) with Citibank N.A. (“Citibank”) that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date, but the parties expect that each transaction under the Agreement will have a term of approximately one year. The Agreement does not provide for Snap-on to purchase or repurchase shares.

The following chart discloses information regarding Citibank’s sales of Snap-on common stock during the third quarter of 2013 pursuant to the Agreement:

Citibank Sales of Snap-on Stock

Period	Number of Shares Sold	Average Price per Share
06/30/13 to 07/27/13	–	–
07/28/13 to 08/24/13	–	–
08/25/13 to 09/28/13	15,500	$96.10

Total/Average	15,500	$96.10

Item 6: Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of Snap-on Incorporated (as amended through April 25, 2013)*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* In August 2013 the company restated, but did not further amend, its Certificate of Incorporation.

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended September 28, 2013, and September 29, 2012; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2013, and September 29, 2012; (iii) Condensed Consolidated Balance Sheets as of September 28, 2013, and December 29, 2012; (iv) Condensed Consolidated Statements of Equity for the nine months ended September 28, 2013, and September 29, 2012; (v) Condensed Consolidated Statements of Cash Flow for the nine months ended September 28, 2013, and September 29, 2012; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED

Date: October 17, 2013	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

3.1	Restated Certificate of Incorporation of Snap-on Incorporated (as amended through April 25, 2013)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* In August 2013 the company restated, but did not further amend, its Certificate of Incorporation.

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended September 28, 2013, and September 29, 2012; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2013, and September 29, 2012; (iii) Condensed Consolidated Balance Sheets as of September 28, 2013, and December 29, 2012; (iv) Condensed Consolidated Statements of Equity for the nine months ended September 28, 2013, and September 29, 2012; (v) Condensed Consolidated Statements of Cash Flow for the nine months ended September 28, 2013, and September 29, 2012; and (vi) Notes to Condensed Consolidated Financial Statements.