Form 10-K
period 2013-12-28
SNAP-ON Inc
filed 2014-02-14
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7724

(Exact name of registrant as specified in its charter)

Delaware	39-0622040
(State of incorporation)	(I.R.S. Employer Identification No.)

2801 80th Street, Kenosha, Wisconsin	53143
(Address of principal executive offices)	(Zip code)

(262) 656-5200

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates (excludes 312,480 shares held by directors and executive officers) computed by reference to the price ($89.38) at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2013) was $5.2 billion.

The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of February 7, 2014, was 58,122,647 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in Snap-on’s Proxy Statement, which is expected to first be mailed to shareholders on or about March 11, 2014, prepared for the Annual Meeting of Shareholders scheduled for April 24, 2014.

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

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain value through its Snap-on Value Creation Processes, including its ability to realize efficiencies and savings from its rapid continuous improvement and other cost reduction initiatives, improve workforce productivity, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues. These risks also include uncertainties related to Snap-on's capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby help improve their sales and profitability, introduce successful new products, successfully pursue, complete and integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the effects of external negative factors, including uncertainty and adverse developments in world financial markets, weakness in certain areas of the global economy, and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, changes in tax rates and regulations, and the impact of energy and raw material supply and pricing, including steel and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and its implementation), continuing and potentially increasing required contributions to pension and postretirement plans, the impacts of non-strategic business and/or product line rationalizations, and the effects on business as a result of new legislation, regulations or government-related developments or issues, risks associated with data security and technological systems and protections, and other world or local events outside Snap-on’s control, including terrorist disruptions. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

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

Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. Unless otherwise indicated, references in this document to “fiscal 2013” or “2013” refer to the fiscal year ended December 28, 2013; references in this document to “fiscal 2012” or “2012” refer to the fiscal year ended December 29, 2012; references to “fiscal 2011” or “2011” refer to the fiscal year ended December 31, 2011. References in this document to 2013, 2012 and 2011 year end refer to December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

2013 ANNUAL REPORT	3

Item 1: Business

Snap-on was incorporated under the laws of the state of Wisconsin in 1920 and reincorporated under the laws of the state of Delaware in 1930. Snap-on is a leading global innovator, manufacturer and marketer of tools, equipment, diagnostics, repair information and systems solutions for professional users performing critical tasks. Products and services include hand and power tools, tool storage, diagnostic software, information and management systems, shop equipment and other solutions for vehicle dealerships and repair centers, as well as for customers in industries, including aviation and aerospace, agriculture, construction, government and military, mining, natural resources, power generation and technical education. Snap-on also derives income from various financing programs designed to facilitate the sales of its products.

Snap-on markets its products and brands through multiple distribution sales channels in more than 130 countries. Snap-on’s largest geographic markets include the United States, the United Kingdom, Canada, Australia, Germany, Japan, France, Sweden, Spain, Brazil, China, Italy, the Russian Federation, Argentina, the Netherlands, Mexico, Indonesia, Norway, Denmark and India. Snap-on reaches its customers through the company’s franchisee, company-direct, distributor and internet channels. Snap-on originated the mobile van tool distribution channel in the automotive repair market.

The company began with the development of the original Snap-on interchangeable socket set in 1920 and subsequently pioneered mobile van tool distribution in the automotive repair market, where fully stocked vans sell to professional vehicle technicians at their place of business. For many decades, the company was viewed primarily as a hand tool company selling through vans to vehicle technicians. In recent years, Snap-on has defined its value proposition more broadly, extending its reach “beyond the garage” to deliver a broad array of unique solutions that make work easier for serious professionals performing critical tasks. Building upon capabilities already demonstrated in the automotive repair arena, the company’s “coherent growth” strategy focuses on developing and expanding its professional customer base in adjacent markets, additional geographies and other areas, including in critical industries, where the cost and penalties for failure can be high. In addition to its coherent growth strategy, Snap-on is committed to its “Value Creation Processes” – a set of strategic principles and processes designed to create value and employed in the areas of (i) safety; (ii) quality; (iii) customer connection; (iv) innovation; and (v) rapid continuous improvement (“RCI”).

Snap-on’s primary customer segments include: (i) commercial and industrial customers, including professionals in critical industries and emerging markets; (ii) professional vehicle repair technicians who purchase products through the company’s worldwide mobile tool distribution network; and (iii) other professional customers related to vehicle repair, including owners and managers of independent and original equipment manufacturer (“OEM”) dealership service and repair shops. Snap-on’s Financial Services customer segment offers financing options that include (i) installment sales and lease contracts arising from franchisees’ customers and Snap-on’s industrial and other customers for the purchase or lease of tools and diagnostic and equipment products on an extended-term payment plan; and (ii) business loans and vehicle leases to franchisees.

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and OEM dealership service and repair shops, through direct and distributor channels. Financial Services consists of the business operations of Snap-on Credit LLC (“SOC”), the company’s financial services business in the United States, and Snap-on’s other financial services subsidiaries in those international markets where Snap-on has franchise operations. See Note 18 to the Consolidated Financial Statements for information on business segments and foreign operations.

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

On May 13, 2013, Snap-on acquired 100% of Challenger Lifts, Inc. (“Challenger”) for a cash purchase price of $38.2 million, including post-closing adjustments. Challenger designs, manufactures and distributes a comprehensive line of vehicle lifts and accessories to a diverse customer base in the automotive repair sector. The acquisition of the Challenger vehicle lift product line complemented and increased Snap-on’s existing undercar equipment offering, broadened its established capabilities in serving vehicle repair facilities and expanded the company’s presence with repair shop owners and managers. For segment reporting purposes, the results of operations and assets of Challenger have been included in the Repair Systems & Information Group since the date of acquisition. Pro forma financial information has not been presented as the net effects of the Challenger acquisition were neither significant nor material to Snap-on’s results of operations or financial position.

Information Available on the Company’s Website

Additional information regarding Snap-on and its products is available on the company’s website at www.snapon.com. Snap-on is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Snap-on’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements on Schedule 14A and Current Reports on Form 8-K, as well as any amendments to those reports, are made available to the public at no charge, other than an investor’s own internet access charges, through the Investor Information section of the company’s website at www.snapon.com. Snap-on makes such material available on its website as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). Copies of any materials the company files with the SEC can also be obtained free of charge through the SEC’s website at www.sec.gov. The SEC’s Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling 1-800-732-0330. In addition, Snap-on’s (i) charters for the Audit, Corporate Governance and Nominating, and Organization and Executive Compensation Committees of the company’s Board of Directors; (ii) Corporate Governance Guidelines; and (iii) Code of Business Conduct and Ethics are available on Snap-on’s website. Snap-on will also post any amendments to these documents, or information about any waivers granted to directors or executive officers with respect to the Code of Business Conduct and Ethics, on the company’s website at www.snapon.com.

Products and Services

Tools, Diagnostics and Repair Information, and Equipment

Snap-on offers a broad line of products and complementary services that are grouped into three product categories: (i) tools; (ii) diagnostics and repair information; and (iii) equipment. Further product line information is not presented as it is not practicable to do so. The following table shows the consolidated net sales of these product categories for the last three years:

	Net Sales
(Amounts in millions)	2013	2012	2011
Product Category:
Tools	$1,743.3	$1,729.4	$1,667.3
Diagnostics and repair information	652.0	619.8	613.7
Equipment	661.2	588.7	573.2

	$3,056.5	$2,937.9	$2,854.2

The tools product category includes hand tools, power tools and tool storage products. Hand tools include wrenches, sockets, ratchet wrenches, pliers, screwdrivers, punches and chisels, saws and cutting tools, pruning tools, torque measuring instruments and other similar products. Power tools include cordless (battery), pneumatic (air), hydraulic and corded (electric) tools, such as impact wrenches, ratchets, chisels, drills, sanders, polishers and similar products. Tool storage includes tool chests, roll cabinets, tool control systems and other similar products. The majority of products are manufactured by Snap-on and, in completing the product offering, other items are purchased from external manufacturers.

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

2013 ANNUAL REPORT	5

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

Products are marketed under a number of brand names and trademarks, many of which are well known in the vehicle service and industrial markets served. Some of the major trade names and trademarks and the products and services with which they are associated include the following:

Names	Products and Services

Snap-on	Hand tools, power tools, tool storage products (including tool control software and hardware), diagnostics, certain equipment and related accessories, mobile tool stores, websites, electronic parts catalogs, warranty analytics solutions, business management systems and services, OEM specialty tools and equipment development and distribution, and OEM facilitation services

ATI	Aircraft hand tools and machine tools

BAHCO	Saw blades, cutting tools, pruning tools, hand tools, power tools and tool storage

Blackhawk	Collision repair equipment

Blue-Point	Hand tools, power tools, tool storage, diagnostics, certain equipment and related accessories

Cartec	Safety testing, brake testers, test lane equipment, dynamometers, suspension testers, emission testers and other equipment

CDI	Torque tools

Challenger	Vehicle lifts

Fish and Hook	Hand tools and machine tools

Hofmann	Wheel balancers, vehicle lifts, tire changers, wheel aligners, brake testers and test lane equipment

Irimo	Saw blades, cutting tools, hand tools, power tools and tool storage

John Bean	Wheel balancers, vehicle lifts, tire changers, wheel aligners, brake testers and test lane equipment

Lindström	Hand tools

Mitchell1	Repair and service information, shop management systems and business services

Nexiq	Diagnostic tools, information and program distributions for fleet and heavy duty equipment

Sandflex	Hacksaw blades, band saws, saw blades, hole saws and reciprocating saw blades

ShopKey	Repair and service information, shop management systems and business services

Sioux	Power tools

Sun	Diagnostics and equipment

Williams	Hand tools, tool storage, certain equipment and related accessories

Financial Services

Snap-on also generates revenue from various financing programs that include: (i) installment sales and lease contracts arising from franchisees’ customers and Snap-on’s industrial and other customers for the purchase or lease of tools and diagnostic and equipment products on an extended-term payment plan; and (ii) business loans and vehicle leases to franchisees. The decision to finance through Snap-on or another financing entity is solely at the customer’s election. When assessing customers for potential financing, Snap-on considers various factors including financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.

6	SNAP-ON INCORPORATED

United States

In the United States, Snap-on offers financing through SOC and provides financing for the majority of new contracts originated by SOC. Financing revenue from contract originations owned by SOC is recognized by SOC over the life of the contracts, with interest computed on the average daily balances of the underlying contracts.

International

Snap-on also offers financing to its franchisees and customer networks through its international finance subsidiaries located in Canada, the United Kingdom, Ireland, the Netherlands, Germany, Australia, New Zealand and Puerto Rico. Snap-on’s international finance subsidiaries own and service the receivables originated through their financing programs. Financing revenue from these contracts is recognized over the life of the contracts, with interest computed on the average daily balances of the underlying contracts.

Other

Franchise fee revenue, including nominal, non-refundable initial and ongoing monthly fees (primarily for sales and business training, and marketing and product promotion programs), is recognized as the fees are earned. Franchise fee revenue totaled $11.9 million, $9.9 million and $8.8 million in fiscal 2013, 2012 and 2011, respectively.

Sales and Distribution

Snap-on markets and distributes its products and related services principally to professional tool and equipment users around the world. The two largest market sectors are the vehicle service and repair sector and the industrial sector.

Vehicle Service and Repair Sector

The vehicle service and repair sector has three main customer groups: (i) professional technicians who purchase tools and diagnostic and equipment products for themselves; (ii) other professional customers related to vehicle repair, including owners and managers of independent and OEM dealership service and repair shops who purchase tools and diagnostic and equipment products for use by multiple technicians within a service or repair facility; and (iii) OEMs.

Snap-on provides innovative tool, equipment and business solutions, as well as technical sales support and training, designed to meet technicians’ evolving needs. Snap-on’s mobile van distribution system offers technicians the convenience of purchasing quality tools at their place of business with minimal disruption of their work routine. Snap-on also provides owners and managers of shops, where technicians work, with tools, diagnostic equipment, repair and service information, including electronic parts catalogs and shop management products. Snap-on’s OEM facilitation business provides OEMs with products and services including tools, consulting and facilitation services, which include product procurement, distribution and administrative support to customers for their dealership equipment programs.

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

The industrial sector for Snap-on has focused on providing value-added products and services to an increasingly expanding global base of customers in critical industries, particularly those in the market segments of natural resources, aerospace, government and technical education. Through its experienced and dispersed sales organization, industrial “solutioneers” develop unique and highly valued productivity solutions for customers worldwide that leverage Snap-on’s product, service and development capabilities.

2013 ANNUAL REPORT	7

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

Snap-on also provides certain franchisees the opportunity to add vans to their franchise or to add a limited number of additional franchises. Snap-on charges nominal initial and ongoing monthly franchise fees. Since 1991, written franchise agreements have been entered into with all new U.S. franchisees and most pre-1991 independent franchisees. As of 2013 year end there were 3,237 vans operated by U.S. franchisees as compared with 3,209 vans as of 2012 year end.

Snap-on previously offered an option termed the “Gateway Franchise Program” to certain potential U.S. franchisees, including those that did not meet the standard franchise qualification requirements. Gateway Franchise Program participants had less upfront investment and were provided an initial base level of consigned inventory from Snap-on to assist them in gaining experience and building equity toward the future purchase of a standard franchise. Snap-on ceased offering new Gateway franchises in February 2013; all current Gateway franchises will either convert to a standard franchise or terminate their franchise by the end of February 2015. As of 2013 year end, approximately 80 of Snap-on’s vans operated by U.S. franchisees were Gateway Franchise Program franchisees.

In addition to its mobile van channel in the United States, Snap-on has replicated its U.S. franchise van distribution model in certain other countries including Australia, Canada, Germany, Japan, the United Kingdom, the Netherlands, South Africa, New Zealand, Belgium and Ireland. In many of these markets, as in the United States, purchase decisions are generally made or influenced by professional vehicle service technicians as well as repair shop owners and managers. As of 2013 year end, Snap-on’s worldwide mobile van count was approximately 4,800, including approximately 3,500 vans in the United States.

Through SOC, financing is available to U.S. franchisees, including financing for van and truck leases, working capital loans, and loans to help enable new franchisees to fund the purchase of the franchise. In many international markets, Snap-on offers a variety of financing options to its franchisees and/or customer networks through its international finance subsidiaries. The decision to finance through Snap-on or another financing entity is solely at the customer’s election.

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

In the United States, franchisees work closely with DSDs. DSDs train franchisees on the sale of higher-price-point diagnostics and demonstrate and sell vehicle service shop management and information systems. DSDs work independently and with franchisees to identify and generate sales among vehicle service technicians, and repair shop owners and managers. DSDs are Snap-on employees who are compensated through a combination of base salary and commission; a franchisee receives a brokerage fee from certain sales made by the DSDs to the franchisee’s customers. Most products sold through franchisees and DSDs are sold under the Snap-on, Blue-Point and ShopKey brand names.

Snap-on also has a company-owned van program in the United States that is designed to: (i) provide another pool of potential franchisees and field organization personnel; (ii) service customers in select new and/or open routes not currently serviced by franchisees; and (iii) allow Snap-on to pilot new sales and promotional ideas prior to introducing them to franchisees. As of 2013 year end, company-owned vans comprised approximately 5% of the total U.S. van population; Snap-on may elect to increase or reduce the number of company-owned vans in the future.

Company Direct Sales

A significant proportion of shop equipment sales in North America under the John Bean, Hofmann, Blackhawk and Challenger brands, diagnostic products under the Snap-on brand and information products under the Mitchell1 brand are made by direct and independent sales forces that have responsibility for national and other accounts. As the vehicle service and repair sector consolidates (with more business conducted by national chains and franchised service centers), Snap-on believes these larger organizations can be serviced most effectively by sales people who can demonstrate and sell the full line of diagnostic and equipment products and services. Snap-on also sells these products and services directly to OEMs and their franchised dealers.

Snap-on brand tools and equipment are marketed to industrial and governmental customers in the United States through both industrial sales representatives, who are employees, and independent industrial distributors. Outside of the United States, industrial sales are also conducted through other independent distributors. Sales representatives focus on industrial customers whose main purchase criteria are quality and service. As of 2013 year end, Snap-on had industrial sales representatives in the United States (including Puerto Rico), Australia, Canada, Japan, Mexico and various European, Asian, Latin American and Middle Eastern countries, with the United States representing the majority of Snap-on’s total industrial sales.

Snap-on also sells software, services and solutions to the automotive, power equipment and power sports segments. Products and services are marketed to targeted groups, including OEMs and their dealerships and individual repair shops. To effectively reach OEMs, such as General Motors Company, Daimler AG, Ford Motor Company, Chrysler Group LLC, Toyota Motor Corporation, John Deere (Deere & Company), CNH Industrial N.V., JC Bamford Excavators Ltd. (JCB), and Yamaha Corporation, Snap-on has deployed focused business teams globally.

Distributors

Sales of certain tools and equipment are made through independent distributors who purchase the items from Snap-on and resell them to end users. Hand tools under the BAHCO, Fish and Hook, Lindström, and Williams brands and trade names, for example, are sold through distributors in Europe, North and South America, Asia and certain other parts of the world. Wheel service and other vehicle service equipment are sold through distributors primarily under brands including Hofmann, John Bean, Challenger, Cartec and Blackhawk. Diagnostic and equipment products are marketed through distributors in South America and Asia, and through both a direct sales force and distributors in Europe under the Snap-on, Sun, BAHCO and Blue-Point brands.

E-commerce

Snap-on’s e-commerce development initiatives allow Snap-on to combine the capabilities of the internet with Snap-on’s existing brand sales and distribution strengths to reach new and under-served customer segments. Snap-on offers current and prospective customers online, around-the-clock access to research and purchase products through its public internet website at www.snapon.com. The site features an online catalog of Snap-on hand tools, power tools, tool storage units and diagnostic equipment available to customers in the United States, the United Kingdom, Canada and Australia. E-commerce and certain other system enhancement initiatives are designed to improve productivity and further leverage the one-on-one relationships and service Snap-on has with its current and prospective customers. Sales through the company’s e-commerce distribution channel were not significant in any of the last three years.

2013 ANNUAL REPORT	9

Competition

Snap-on competes on the basis of its product quality and performance, product line breadth and depth, service, brand awareness and imagery, technological innovation and availability of financing (through SOC or its international finance subsidiaries). While Snap-on does not believe that any single company competes with it across all of its product lines and distribution channels, various companies compete in one or more product categories and/or distribution channels.

Snap-on believes it is a leading manufacturer and distributor of professional tools, tool storage, diagnostic and equipment products, and repair software and solutions, offering a broad line of these products to both vehicle service and industrial marketplaces. Various competitors target and sell to professional technicians in the vehicle service and repair sector through the mobile van channel; Snap-on also competes with companies that sell tools and equipment to vehicle service and repair technicians through retail stores and online, vehicle parts supply outlets, and tool supply warehouses/distributorships. Within the power tools category and the industrial sector, Snap-on has various other competitors, including companies with offerings that overlap with other areas discussed herein. Major competitors selling diagnostics, shop equipment and information to vehicle dealerships and independent repair shops include OEMs and their proprietary electronic parts catalogs, diagnostics and information systems, as well as other companies that offer products serving this sector.

Raw Materials and Purchased Product

Snap-on’s supply of raw materials and purchased components are generally and readily available from numerous suppliers. Snap-on believes it has secured an ample supply of both bar and coil steel for the near future to ensure stable supply to meet material demands. The company does not currently anticipate experiencing any significant impact in 2014 from steel pricing or availability issues.

Patents, Trademarks and Other Intellectual Property

Snap-on vigorously pursues and relies on patent protection to protect its intellectual property and position in its markets. As of 2013 year end, Snap-on and its subsidiaries held over 700 active and pending patents in the United States and approximately 1,500 active and pending patents outside of the United States. Sales relating to any single patent did not represent a material portion of Snap-on’s revenues in any of the last three years.

Examples of products that have features or designs that benefit from patent protection include wheel alignment systems, wheel balancers, tire changers, vehicle lifts, test lanes, sealed ratchets, electronic torque instruments, ratcheting screwdrivers, emissions-sensing devices and diagnostic equipment.

Much of the technology used in the manufacture of vehicle service tools and equipment is in the public domain. Snap-on relies primarily on trade secret protection to protect proprietary processes used in manufacturing. Methods and processes are patented when appropriate. Copyright protection is also utilized when appropriate.

Trademarks used by Snap-on are of continuing importance to Snap-on in the marketplace. Trademarks have been registered in the United States and more than 120 other countries, and additional applications for trademark registrations are pending. Snap-on vigorously polices proper use of its trademarks. Snap-on’s right to manufacture and sell certain products is dependent upon licenses from others; however, these products under license do not represent a material portion of Snap-on’s net sales.

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

Employees

Snap-on employed approximately 11,300 people at the end of January 2014; Snap-on employed approximately 11,200 people at the end of January 2013.

Approximately 2,600 employees, or 23% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. The number of covered union employees whose contracts expire within the next five years approximates 1,200 employees in 2014 and 1,050 employees in 2015. There are no contracts currently scheduled to expire in 2016, 2017 or 2018. In recent years, Snap-on has not experienced any significant work slow-downs, stoppages or other labor disruptions.

There can be no assurance that these and other future contracts with Snap-on’s unions will be renegotiated upon terms acceptable to Snap-on.

Working Capital

Most of Snap-on’s businesses are not seasonal and their inventory needs are relatively constant. Snap-on did not have a significant backlog of orders at 2013 year end. In recent years, Snap-on has been using its working capital to fund, in part, the continued growth of the company’s financial services portfolio.

Snap-on’s liquidity and capital resources and use of working capital are discussed herein in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of 2013 year end, neither Snap-on nor any of its segments depend on any single customer, small group of customers or government for any material part of its revenues.

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

2013 ANNUAL REPORT	11

Economic conditions and world events could affect our operating results.

We, our franchisees and our customers, may be adversely affected by changing economic conditions, including conditions that may particularly impact specific regions. These conditions may result in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending. We, our franchisees and our customers, and the economy as a whole, also may be affected by future world or local events outside our control, such as acts of terrorism, developments in the war on terrorism, conflicts in international situations and natural disasters, as well as government-related developments or issues. These factors may affect our results of operations by reducing our sales, margins and/or net income as a result of a slowdown in customer orders or order cancellations, impact the availability of raw materials and/or the supply chain, and could potentially lead to future impairment of our intangible assets. In addition, political and social turmoil related to international conflicts and terrorist acts may put pressure on economic conditions abroad. Unstable political, social and economic conditions may make it difficult for our franchisees, customers, suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition, results of operations and cash flows could be negatively affected.

Raw material and energy price fluctuations and shortages (including steel and various fuel sources) could adversely affect the ability to obtain needed manufacturing materials and could adversely affect our results of operations.

The principal raw material used in the manufacture of our products is steel, which we purchase in competitive, price-sensitive markets. To meet Snap-on’s high quality standards, our steel needs range from specialized alloys, which are available only from a limited group of approved suppliers, to commodity types of alloys. These raw materials have historically exhibited price and demand cyclicality. Some of these materials have been, and in the future may be, in short supply, particularly in the event of a general economic recovery, mill shut downs or production cut backs. As some steel alloys require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative manufacturer on short notice. Additionally, unexpected price increases for raw materials could result in higher prices to our customers or an erosion of the margins on our products.

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

Approximately 42% of our 2013 revenues were generated by the Snap-on Tools Group, which consists of Snap-on’s business operations serving the worldwide van channel. Except in limited circumstances, each of our mobile tool vans is operated by a franchisee pursuant to a franchise agreement. Snap-on’s success is dependent on its relationships with franchisees, individually and collectively, as they are the primary sales and service link between the company and vehicle service and repair technicians, who are an important class of end users for Snap-on’s products and services. If our franchisees are not successful, or if we do not maintain an effective relationship with our franchisees, the delivery of products, the collection of receivables and/or our relationship with end users could be adversely affected and thereby negatively impact our business, financial condition, results of operations and cash flows.

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

New and stricter legislation and regulations may affect our business, results of operations and financial condition.

Increased legislative and regulatory activity and burdens, and a more stringent manner in which they are applied (particularly in the United States), could significantly impact our business and the economy as a whole. For example, the Affordable Care Act (the “ACA”), which was adopted in 2010 and is being phased in over several years, significantly affects the provision of both health care services and benefits in the United States; the ACA may impact our cost of providing our employees and retirees with health insurance and/or benefits, and may also impact various other aspects of our business. The ACA did not have a material impact on our fiscal 2013, 2012 or 2011 financial results; however, we are continuing to assess the impact of the ACA on our health care benefit costs. Also, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) may affect, among other matters, the costs related to corporate governance, sourcing compliance, disclosures and general securities law compliance. The Dodd-Frank Act did not have a material impact on our fiscal 2013, 2012 or 2011 financial results.

Financial services businesses of all kinds are subject to increasing regulation and enforcement, including as a result of the Dodd-Frank Act. In addition to potentially increasing the costs of doing business due to compliance obligations, new laws and regulations, or changes to existing laws and regulations, as well as the enforcement thereof, may affect the relationships between creditors and debtors, inhibit the rights of creditors to collect amounts owed to them, expand liability for certain actions or inactions, or limit the types of financial products or services offered, any or all of which could have a material adverse effect on our financial condition, results of operations and cash flows. Failure to comply with any of these laws or regulations could also result in penalties and damage to our reputation, and/or the incurrence of remediation costs.

These developments, and other potential future legislation and regulations, as well as the increasingly strict regulatory environment, may also adversely affect the customers to which, and the markets into which, we sell our products, and increase our costs and otherwise negatively affect our business, reputation, financial condition or results of operations, including in ways that cannot yet be foreseen.

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

Uncertainty and adverse developments in the credit and financial markets could negatively impact the availability of credit that we and our customers need to operate our businesses.

We depend upon the availability of credit to operate our business, including the financing of receivables from end-user customers that are originated by our financial services businesses. Our end-user customers, franchisees and suppliers also require access to credit for their businesses. At times in recent years, world financial markets have been unstable and subject to uncertainty. Uncertainty and adverse developments in the credit and financial markets, or adverse changes in Snap-on’s credit rating, could negatively impact the availability of future financing and the terms on which it might be available to Snap-on, its end-user customers, franchisees and suppliers. Inability to access credit or capital markets, or a deterioration in the terms on which financing might be available, could have an adverse impact on our business, financial condition, results of operations and cash flows.

2013 ANNUAL REPORT	13

Increasing our financial leverage could affect our operations and profitability.

In fiscal 2013, we increased the maximum available credit under our multi-currency revolving credit facility from $500 million to $700 million. Also in fiscal 2013, our former 364-day loan and servicing agreement, which allowed us to borrow up to $200 million through the pledging of finance receivables under an asset-backed commercial paper conduit facility, expired at the end of its term on September 27, 2013, and was not renewed. The company’s leverage ratio may affect both our availability of additional capital resources as well as our operations in several ways, including:

•	The terms on which credit may be available to us could be less attractive, both in the economic terms of the credit and the covenants stipulated by the credit terms;
•	The possible lack of availability of additional credit;
•	The potential of higher levels of interest expense to service or maintain our outstanding debt;
•	The possibility of additional borrowings in the future to repay our indebtedness when it comes due; and
•	The possible diversion of capital resources from other uses.

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

An integral component of our business and profitability is our ability to offer competitive financing alternatives to end-user customers and franchisees. The lack of our ability to obtain capital resources or other financing to support our receivables on terms that we believe are attractive, whether resulting from the state of the financial markets, our own operating performance, or other factors, would negatively affect our operating results and financial condition. Adverse fluctuations in interest rates and/or our ability to provide competitive financing programs could also have an adverse impact on our revenue and profitability.

Failure to achieve expected investment returns on pension plan assets, as well as changes in interest rates, could adversely impact our results of operations, financial position and cash flows.

Snap-on sponsors various defined benefit pension plans (the “pension plans”). The assets of the pension plans are broadly diversified in an attempt to mitigate the risk of a large loss. The assets are invested in equity securities, debt securities, hedge funds, real estate and other real assets, insurance contracts, and cash and cash equivalents. Required funding for the company’s domestic defined benefit pension plans is determined in accordance with guidelines set forth in the federal Employee Retirement Income Security Act (ERISA); foreign defined benefit pension plans are funded in accordance with local statutes or practice. Additional contributions to enhance the funded status of the pension plans can be made at the company’s discretion. However, there can be no assurance that the value of the pension plan assets, or the investment returns on those plan assets, will be sufficient to meet the future benefit obligations of such plans. In addition, during periods of adverse investment market conditions and declining interest rates, the company may be required to make additional cash contributions to the pension plans that could reduce our financial flexibility.

Our pension plan obligations are affected by changes in market interest rates. Significant fluctuations in market interest rates have added, and may further add, volatility to our pension plan obligations. In periods of declining market interest rates, our pension plan obligations generally increase; in periods of increasing market interest rates, our pension plan obligations generally decrease. While our plan assets are broadly diversified, there are inherent market risks associated with investments; if adverse market conditions occur, our plan assets could incur significant or material losses. Since we may need to make additional contributions to address changes in obligations and/or a loss in plan assets, the combination of declining market interest rates and/or past or future plan asset investment losses could adversely impact our financial position, results of operations and cash flows.

14	SNAP-ON INCORPORATED

The company’s pension plan expense is comprised of the following factors: (i) service cost; (ii) interest on projected benefit obligations; (iii) the expected return on plan assets; (iv) the amortization of prior service costs and credits; (v) the effects of actuarial gains and losses; and (vi) settlement/curtailment costs, when applicable. The accounting for pensions involves the estimation of a number of factors that are highly uncertain. Certain factors, such as the interest on projected benefit obligations and the expected return on pension plan assets, are impacted by changes in market interest rates and the value of plan assets. A significant decrease in market interest rates and a decrease in the fair value of pension plan assets would increase net pension expense and may adversely affect the company’s future results of operations. See Note 11 to the Consolidated Financial Statements for further information on the company’s pension plans.

The steps taken to restructure operations, rationalize operating footprint, lower operating expenses and achieve greater efficiencies in the supply chain could disrupt business.

We have taken steps in the past, and expect to take additional steps in the future, intended to improve customer service and drive further efficiencies and reduce costs, some of which could be disruptive to our business. These actions, collectively across our operating groups, are focused on the following:

•	Continuing to invest in initiatives focused on building a strong sales and operating presence in emerging growth markets;
•	Continuing to enhance service and value to our franchisees and customers;
•	Continuing to implement efficiency and productivity initiatives throughout the organization to drive further efficiencies and reduce costs;
•	Continuing on the company’s existing path to improve and transform global manufacturing and the supply chain into a market-demand-based replenishment system with lower costs;
•	Continuing to invest in developing and marketing new, innovative, higher-value-added products and advanced technologies;
•	Extending our products and services into additional and/or adjacent markets or to new customers; and
•	Continuing to provide financing for, and grow our portfolio of, receivables within our financial services businesses.

We believe that by executing on these focus areas, and continuing our commitment to new innovative products and efficiency and productivity initiatives to drive higher levels of productivity and lower costs, the company and its franchisees may realize stronger growth and profitability. However, failure to succeed in the implementation of any or all of these actions could result in an inability to achieve our financial goals and could be disruptive to the business.

In addition, any future reductions to headcount and other cost reduction measures may result in the loss of technical expertise that could adversely affect our research and development efforts as well as our ability to meet product development schedules. Efforts to reduce components of expense could result in the recording of charges for inventory and technology-related write-offs, workforce reduction costs or other charges relating to the consolidation or closure of facilities. If we were to incur a substantial charge to further these efforts, our earnings per share would be adversely affected in such period. If we are unable to effectively manage our cost reduction and restructuring efforts, our business, financial condition, results of operations and cash flows could be negatively affected.

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

2013 ANNUAL REPORT	15

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

The products that we design and/or manufacture, and/or the services we provide, can lead to product liability claims or other legal claims being filed against us. To the extent that plaintiffs are successful in showing either that defects in the design or manufacture of our products led to personal injury or property damage, or that our provision of services resulted in similar injury or damage, we may be subject to claims for damages. Although we are insured for damages above a certain amount, we bear the costs and expenses associated with defending claims, including frivolous lawsuits, and are responsible for damages below the insurance retention amount. As a manufacturer, we can be subject to the costs and potential negative publicity of product recalls, which could impact our results.

Data security and information technology infrastructure and security are critical to supporting business objectives; failure of our systems to operate effectively could adversely affect our business.

We depend heavily on information technology infrastructure to achieve our business objectives and to protect sensitive information. If a problem occurs that impairs or compromises this infrastructure, including due to natural disasters, security breaches or malicious attacks, or during systems upgrades and/or new systems implementations, the resulting disruption could impede our ability to record or process orders, manufacture and ship in a timely manner, account for and collect receivables, protect sensitive data of the company, our customers, our suppliers and business partners, or otherwise carry on business in the normal course. Any such events could cause us to lose customers and/or revenue and could require us to incur significant expense to remediate, including as a result of legal or regulatory claims or proceedings, and could also damage our reputation.

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

16	SNAP-ON INCORPORATED

The recognition of impairment charges on goodwill or other intangible assets would adversely impact our future financial position and results of operations.

We have a substantial amount of goodwill and purchased intangible assets, almost all of which are booked in the Commercial & Industrial Group and in the Repair Systems & Information Group. We are required to perform impairment tests on our goodwill and other intangibles annually or at any time when events occur that could impact the value of our business segments. Our determination of whether impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes in circumstances, such as significant and long-term adverse changes in business climate, including in Europe, adverse actions by regulators, unanticipated competition, the loss of key customers, and/or changes in technology or markets, could require a provision for impairment in a future period that could substantially impact our reported earnings and reduce our consolidated net worth and shareholders’ equity. Should the economic environment in these markets deteriorate, our results of operations and financial position could be materially impacted, including as a result of the effects of potential impairment write-downs of goodwill and/or other intangible assets related to these businesses.

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

Approximately 36% of our revenues in 2013 were generated outside of the United States. Future growth rates and success of our business depends in large part on continued growth in our non-U.S. operations, including growth in emerging markets and critical industries. Numerous risks and uncertainties affect our non-U.S. operations. These risks and uncertainties include political, economic and social instability, such as acts of war, civil disturbance or acts of terrorism, local labor conditions, changes in government policies and regulations, including imposition or increases in withholding and other taxes on remittances and other payments by international subsidiaries, currency instability, transportation delays or interruptions, sovereign debt uncertainties and difficulties in enforcement of contract and intellectual property rights, as well as natural disasters. Should the economic environment in our non-U.S. markets deteriorate from current levels, our results of operations and financial position could be materially impacted, including as a result of the effects of potential impairment write-downs of goodwill and/or other intangible assets related to these businesses.

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

2013 ANNUAL REPORT	17

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

Compliance with regulations related to conflict minerals could increase costs and affect the manufacturing and sale of our products.

Pursuant to the Dodd-Frank Act and SEC rules related thereto, public companies are required to disclose the use of tin, tantalum, tungsten and gold (collectively, “conflict minerals”) mined from the Democratic Republic of the Congo and adjoining countries (the “covered countries”) if a conflict mineral(s) is necessary to the functionality of a product manufactured, or contracted to be manufactured, by the company; the initial disclosure is due May 2014. The rules require us to perform a reasonable inquiry into the country of origin of any conflict minerals in our products to determine if those conflict minerals may have originated from a covered country.

We may determine, as part of these inquiries, that certain products or components we obtain from our suppliers contain conflict minerals. Because our global supply chain is complex, can have multiple layers, and some layers may change without our knowledge, we may not, as a result of our efforts, be able to (i) conclude that all our products are free from conflict minerals that may have originated in the covered countries; or (ii) verify the origins of the relevant minerals used in our products, which, in either event, could lead to the need for additional due diligence procedures or investigations as well as additional expense. If we are unable to conclude that all our products are free from conflict minerals originating from covered countries, this could have a negative impact on our business or reputation. We may also encounter challenges to satisfy customers who require that our products be certified as conflict free, which could place us at a competitive disadvantage if we are unable to substantiate such a claim. Implementation of the rules could also affect the sourcing and availability of some of the minerals used in the manufacture of products or components we obtain from our suppliers, including our ability to obtain products or components in sufficient quantities and/or at competitive prices.

As a result, compliance and other costs associated with these rules could have a material adverse effect on our business and/or results of operations.

18	SNAP-ON INCORPORATED

The accounting for certain stock-based compensation awards and stock-based deferred compensation liabilities could adversely affect our results of operations.

Certain stock-based compensation awards granted by the company are subject to mark-to-market accounting treatment, which requires us to recognize changes in the fair value of these awards each period based on the company’s period-end stock price. Volatility in the company’s stock price, including as a result of macro-economic conditions and other factors beyond our control, could increase or decrease this expense in future periods. While we have entered into prepaid equity forward transactions to manage a portion of the market risk associated with stock-based deferred compensation liabilities, depending on changes in the company’s period-end stock price, the application of mark-to-market accounting on certain of our other stock-based compensation awards and stock-based deferred compensation liabilities could have an adverse effect, or favorable benefit, on our financial condition and results of operations in certain periods.

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Snap-on maintains leased and owned manufacturing (including software products), warehouse, distribution, research and development and office facilities throughout the world. Snap-on believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand. Snap-on’s facilities in the United States occupy approximately 3.3 million square feet, of which 76% is owned, including its corporate and general office facility located in Kenosha, Wisconsin. Snap-on’s facilities outside the United States occupy approximately 3.9 million square feet, of which approximately 72% is owned. Certain Snap-on facilities are leased through operating and capital lease agreements. See Note 15 to the Consolidated Financial Statements for information on the company’s operating and capital leases. Snap-on management continually monitors the company’s capacity needs and makes adjustments as dictated by market and other conditions.

2013 ANNUAL REPORT	19

The following table provides information about our corporate headquarters and financial services operations, and each of Snap-on’s principal active manufacturing locations and distribution centers (exceeding 50,000 square feet) as of 2013 year end:

Location	Principal Property Use	Owned/Leased	Segment*
U.S. Locations:
Elkmont, Alabama	Manufacturing	Owned	SOT
Conway, Arkansas	Manufacturing	Owned	RS&I
City of Industry, California	Manufacturing	Leased	C&I
Poway, California	Manufacturing and distribution	Leased	RS&I
San Jose, California	Manufacturing and distribution	Leased	RS&I
Columbus, Georgia	Distribution	Owned	C&I
Crystal Lake, Illinois	Distribution	Owned	SOT
Libertyville, Illinois	Financial services	Leased	FS
Algona, Iowa	Manufacturing and distribution	Owned	SOT
Louisville, Kentucky	Manufacturing and distribution	Leased	RS&I
Olive Branch, Mississippi	Distribution	Owned	SOT
Carson City, Nevada	Distribution	Owned and leased	SOT
Murphy, North Carolina	Manufacturing and distribution	Owned	C&I
Richfield, Ohio	Manufacturing and distribution	Owned	RS&I
Robesonia, Pennsylvania	Distribution	Owned	SOT
Elizabethton, Tennessee	Manufacturing	Owned	SOT
Kenosha, Wisconsin	Distribution and corporate	Owned	SOT, C&I, RS&I
Milwaukee, Wisconsin	Manufacturing	Owned	SOT

Non-U.S. Locations:
Santo Tome, Argentina	Manufacturing	Owned	C&I
New South Wales, Australia	Distribution and financial services	Leased	SOT, FS
Minsk, Belarus	Manufacturing	Owned	C&I
Santa Bárbara d’Oeste, Brazil	Manufacturing and distribution	Owned	RS&I
Calgary, Canada	Distribution	Leased	SOT
Mississauga, Canada	Manufacturing and distribution	Leased	SOT, RS&I
Kunshan, China	Manufacturing	Owned	C&I
Xiaoshan, China	Manufacturing	Owned	C&I
Bramley, England	Manufacturing	Leased	C&I
Kettering, England	Distribution and financial services	Owned	SOT, C&I, FS
Sopron, Hungary	Manufacturing	Owned	RS&I
Correggio, Italy	Manufacturing	Owned	RS&I
Tokyo, Japan	Distribution	Leased	C&I
Helmond, the Netherlands	Distribution	Owned	C&I
Vila do Conde, Portugal	Manufacturing	Owned	C&I
Irun, Spain	Manufacturing	Owned	C&I
Placencia, Spain	Manufacturing	Owned	C&I
Vitoria, Spain	Manufacturing and distribution	Owned	C&I
Bollnäs, Sweden	Manufacturing	Owned	C&I
Edsbyn, Sweden	Manufacturing	Owned	C&I
Lidköping, Sweden	Manufacturing	Owned	C&I

*	Segment abbreviations:

C&I – Commercial & Industrial Group

SOT – Snap-on Tools Group

RS&I – Repair Systems & Information Group

FS – Financial Services

In 2013, Snap-on exited its leased distribution facility in Sandviken, Sweden, and consolidated its European-based hand tools distribution operations in its facility in Helmond, the Netherlands.

20	SNAP-ON INCORPORATED

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Snap-on had 58,115,776 shares of common stock outstanding as of 2013 year end. Snap-on’s stock is listed on the New York Stock Exchange under the ticker symbol “SNA.” At February 7, 2014, there were 5,678 registered holders of Snap-on common stock.

The high and low closing prices of Snap-on’s common stock during each quarter for the last two years were as follows:

	Common Stock High/Low Prices
	2013		2012
Quarter	High	Low	High	Low
First	$82.70	$77.06	$62.18	$51.12
Second	92.92	80.88	64.24	57.63
Third	100.98	90.50	73.43	59.90
Fourth	108.88	95.63	80.03	71.28

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Quarterly dividends in 2013 were $0.44 per share in the fourth quarter and $0.38 per share in each of the first three quarters ($1.58 per share for the year). Quarterly dividends in 2012 were $0.38 per share in the fourth quarter and $0.34 per share in each of the first three quarters ($1.40 per share for the year). Quarterly dividends in 2011 were $0.34 per share in the fourth quarter and $0.32 per share in each of the first three quarters ($1.30 per share for the year). Cash dividends paid in 2013, 2012 and 2011 totaled $92.0 million, $81.5 million and $76.7 million, respectively. Snap-on’s Board of Directors (the “Board”) monitors and evaluates the company’s dividend practice quarterly and the Board may elect to increase, decrease or not pay a dividend on Snap-on common stock based upon the company’s financial condition, results of operations, cash requirements and future prospects of Snap-on and other factors deemed relevant by the Board.

See Note 13 to the Consolidated Financial Statements for information on securities authorized for issuance under equity compensation plans.

2013 ANNUAL REPORT	21

Issuer Purchases of Equity Securities

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the fourth quarter of fiscal 2013, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs *
09/29/13 to 10/26/13	–	–	–	$ 191.1 million
10/27/13 to 11/23/13	88,100	$104.43	88,100	$ 186.0 million
11/24/13 to 12/28/13	55,900	$105.43	55,900	$ 191.7 million

Total/Average	144,000	$104.82	144,000	N/A

*

Subject to further adjustment pursuant to the 1996 Authorization described below, as of December 28, 2013, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board authorizations discussed below is $191.7 million.

•

In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $102.09, $106.24 and $108.27 per share of common stock as of the end of the fiscal 2013 months ended October 26, 2013, November 23, 2013, and December 28, 2013, respectively.

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

22	SNAP-ON INCORPORATED

Other Purchases or Sales of Equity Securities

The following chart discloses information regarding shares of Snap-on’s common stock that were sold by Citibank, N.A. (“Citibank”) during the fourth quarter of 2013 pursuant to a prepaid equity forward transaction agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date, but the parties expect that each transaction under the Agreement will have a term of approximately one year. The Agreement does not provide for Snap-on to purchase or repurchase shares.

The following chart discloses information regarding Citibank’s sales of Snap-on common stock during the fourth quarter of 2013 pursuant to the Agreement:

Period	Shares sold	Average price per share
09/29/13 to 10/26/13	–	–
10/27/13 to 11/23/13	–	–
11/24/13 to 12/28/13	5,000	$106.32

Total/Average	5,000	$106.32

2013 ANNUAL REPORT	23

Five-year Stock Performance Graph

The graph below illustrates the cumulative total shareholder return on Snap-on common stock since December 31, 2008, assuming that dividends were reinvested. The graph compares Snap-on’s performance to that of the Standard & Poor’s 500 Stock Index (“S&P 500”) and a Peer Group.

Snap-on Incorporated Total Shareholder Return (1)

Fiscal Year Ended (2)	Snap-on Incorporated	Peer Group (3)	S&P 500
December 31, 2008	$100.00	$100.00	$100.00
December 31, 2009	111.40	127.17	126.46
December 31, 2010	153.24	169.36	145.51
December 31, 2011	140.40	165.85	148.59
December 31, 2012	223.82	195.02	172.37
December 31, 2013	315.72	265.68	228.19

(1)	Assumes $100 was invested on December 31, 2008, and that dividends were reinvested quarterly.
(2)	The company's fiscal year ends on the Saturday that is on or nearest to December 31 of each year; for ease of calculation, the fiscal year end is assumed to be December 31.
(3)

The Peer Group consists of: Stanley Black & Decker, Inc., Danaher Corporation, Emerson Electric Co., Genuine Parts Company, Newell Rubbermaid Inc., Pentair Ltd., SPX Corporation and W.W. Grainger, Inc.

24	SNAP-ON INCORPORATED

Item 6: Selected Financial Data

The selected financial data presented below has been derived from, and should be read in conjunction with, the respective historical consolidated financial statements of the company, including the notes thereto, and “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Five-year Data
(Amounts in millions, except per share data)	2013	2012	2011	2010	2009
Results of Operations
Net sales	$3,056.5	$2,937.9	$2,854.2	$2,619.2	$2,362.5
Gross profit	1,472.9	1,390.0	1,337.9	1,211.1	1,057.6
Operating expenses	1,012.4	980.3	953.7	894.1	824.4
Operating earnings before financial services	460.5	409.7	384.2	317.0	233.2
Financial services revenue	181.0	161.3	124.3	62.3	58.3
Financial services expenses	55.3	54.6	51.4	47.9	40.8
Financial services – arbitration settlement gain	–	–	18.0	–	–
Operating earnings from financial services	125.7	106.7	90.9	14.4	17.5
Operating earnings	586.2	516.4	475.1	331.4	250.7
Interest expense	56.1	55.8	61.2	54.8	47.7
Earnings before income taxes and equity earnings	526.2	460.2	412.9	277.4	205.3
Income tax expense	166.7	148.2	133.7	87.6	62.7
Earnings before equity earnings	359.5	312.0	279.2	189.8	142.6
Equity earnings, net of tax	0.2	2.6	4.6	3.2	1.1
Net earnings	359.7	314.6	283.8	193.0	143.7
Net earnings attributable to noncontrolling interests	(9.4)	(8.5)	(7.5)	(6.5)	(9.5)
Net earnings attributable to Snap-on	350.3	306.1	276.3	186.5	134.2

Financial Position
Cash and cash equivalents	$217.6	$214.5	$185.6	$572.2	$699.4
Trade and other accounts receivable – net	531.6	497.9	463.5	443.3	414.4
Finance receivables – net (current)	374.6	323.1	277.2	215.3	122.3
Contract receivables – net (current)	68.4	62.7	49.7	45.6	32.9
Inventories – net	434.4	404.2	386.4	329.4	274.7
Property and equipment – net	392.5	375.2	352.9	344.0	347.8
Long-term finance receivables – net	560.6	494.6	431.8	345.7	177.9
Long-term contract receivables – net	217.1	194.4	165.1	119.3	70.7
Total assets	4,110.0	3,902.3	3,672.9	3,729.4	3,447.4
Notes payable and current maturities of long-term debt	113.1	5.2	16.2	216.0	164.7
Accounts payable	155.6	142.5	124.6	146.1	119.8
Long-term debt	858.9	970.4	967.9	954.8	902.1
Total debt	972.0	975.6	984.1	1,170.8	1,066.8
Total shareholders’ equity attributable to Snap-on	2,113.2	1,802.1	1,530.9	1,388.5	1,290.0

Common Share Summary
Weighted-average shares outstanding – diluted	59.1	58.9	58.7	58.4	57.9
Net earnings per share attributable to Snap-on:
Basic	$6.02	$5.26	$4.75	$3.22	$2.33
Diluted	5.93	5.20	4.71	3.19	2.32
Cash dividends paid per share	1.58	1.40	1.30	1.22	1.20
Shareholders’ equity per basic share	36.31	30.96	26.30	23.94	22.36

•

Snap-on terminated its financial services joint venture operating agreement with CIT Group Inc. (“CIT”) in July 2009 and subsequently purchased CIT’s 50%-ownership interest in SOC. Since that time, Snap-on has been providing financing for the majority of new contracts originated by SOC; these contracts are reflected as finance and contract receivables on the company’s balance sheet and the company is recording the interest yield on these receivables over the life of the contracts as financial services revenue. Previously, the company recorded gains on contracts sold to CIT as financial services revenue.

•

In 2011, Snap-on settled a dispute related to its former financial services joint venture with CIT and recorded an $18.0 million pretax arbitration settlement gain ($11.1 million after tax or $0.19 per diluted share).

2013 ANNUAL REPORT	25

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

Unless otherwise indicated, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “fiscal 2013” or “2013” refer to the fiscal year ended December 28, 2013; references to “fiscal 2012” or “2012” refer to the fiscal year ended December 29, 2012; and references to “fiscal 2011” or “2011” refer to the fiscal year ended December 31, 2011. References in this document to 2013, 2012 and 2011 year end refer to December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

We believe our 2013 operating performance evidences significant and continued progress on our strategic priorities and ongoing benefits from our Snap-on Value Creation Processes - a set of strategic principles and processes designed to create value and employed in the areas of (i) safety; (ii) quality; (iii) customer connection; (iv) innovation; and (v) rapid continuous improvement. Further progress was made in 2013 in strengthening our business model, pursuing geographic and customer diversification and expanding our presence in emerging markets and critical industries. In 2013, we continued to invest in our most important strategic growth initiatives aimed at enhancing the franchisee network, expanding in the vehicle repair garage, extending in critical industries and building in emerging markets. One example of our continued investment and expansion initiatives was the May 2013 acquisition of Challenger Lifts, Inc. (“Challenger”), which increased our existing undercar equipment offering, broadened our established capabilities in serving vehicle repair facilities and expanded our presence with repair shop owners and managers. Leveraging capabilities already demonstrated in the automotive repair arena, our “coherent growth” strategy focuses on developing and expanding our professional customer base in adjacent markets, additional geographies and other areas, including in critical industries, where the cost and penalties for failure can be high.

Our global financial services operations continue to serve a significant strategic role in providing financing options for our franchisees, for their customers, and for customers in other parts of our business. We expect that our global financial services business, which includes both Snap-on Credit LLC (“SOC”) in the United States and our other international finance subsidiaries, will continue to be a meaningful contributor to our operating earnings.

Consolidated net sales of $3,056.5 million in 2013 increased $118.6 million, or 4.0%, from 2012 levels, including $39.3 million of sales from Challenger and an unfavorable $21.6 million impact from foreign currency translation. Organic sales (excluding acquisition-related sales and foreign currency translation impacts) increased $100.9 million or 3.5%. Operating earnings before financial services of $460.5 million in 2013 were up $50.8 million, or 12.4%, from 2012 levels, reflecting contributions from higher sales and improved operating margins, including contributions from ongoing efficiency and productivity initiatives, as well as benefits from restructuring actions (collectively, “Rapid Continuous Improvement” or “RCI initiatives”). Operating earnings of $586.2 million in 2013 increased $69.8 million, or 13.5%, from operating earnings of $516.4 million last year. In 2013, net earnings attributable to Snap-on Incorporated were $350.3 million or $5.93 per diluted share. Net earnings attributable to Snap-on Incorporated in 2012 were $306.1 million or $5.20 per diluted share.

In the Commercial & Industrial Group, segment net sales of $1,091.0 million in 2013 decreased $34.9 million from 2012 levels. Excluding $9.8 million of unfavorable foreign currency translation, organic sales in 2013 decreased $25.1 million, or 2.2%, primarily due to lower sales to the military and in the segment’s European-based hand tools business. Operating earnings of $137.3 million in 2013 increased $10.0 million, or 7.9%, from 2012 levels primarily due to continued savings from RCI initiatives, particularly in Europe, as well as reduced restructuring costs. In 2013 and 2012, the Commercial & Industrial Group incurred $2.9 million and $8.9 million, respectively, of restructuring costs, primarily intended to improve the segment’s cost structure in Europe.

The Commercial & Industrial Group intends to build on the following strategic priorities in 2014:

•	Continuing to invest in emerging market growth initiatives, including in China, India, Eastern Europe and Latin America;
•	Increasing market share by expanding our business with existing customers and by reaching new customers in critical industries and other market segments;
•	Continuing to invest in innovation that delivers an ongoing stream of productivity-enhancing solutions; and
•	Continuing to reduce structural and operating costs through RCI and restructuring initiatives.

26	SNAP-ON INCORPORATED

In the Snap-on Tools Group, segment net sales of $1,358.4 million in 2013 increased $86.4 million, or 6.8%, from 2012 levels; excluding $9.3 million of unfavorable foreign currency translation, organic sales in 2013 increased $95.7 million, or 7.6%, reflecting higher sales in both the company’s U.S. and international franchise operations. Operating earnings of $194.6 million in 2013 increased $18.2 million, or 10.3%, from 2012 levels, primarily as a result of higher sales and a $6.7 million decrease in restructuring costs. The Snap-on Tools Group incurred $7.2 million of restructuring costs in 2012, including $6.8 million for the settlement of a pension plan following the closure of the company’s former Newmarket, Canada, facility.

The Snap-on Tools Group made continued progress in 2013 on its fundamental, strategic initiatives to strengthen the group and enhance franchisee profitability. In 2014, the Snap-on Tools Group intends to further build on the progress made in 2013, with specific initiatives focused on the following:

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

In the Repair Systems & Information Group, segment net sales of $1,009.6 million in 2013 increased $92.5 million, or 10.1%, from 2012 levels. Excluding $39.3 million of sales from Challenger and $0.9 million of unfavorable foreign currency translation, organic sales increased $54.1 million or 5.9%. The year-over-year organic sales increase primarily reflects higher sales to original equipment manufacturer (“OEM”) dealership service and repair shops, and increased sales of diagnostic and repair information products to independent repair shop owners and managers. Operating earnings of $231.9 million in 2013 increased $26.2 million, or 12.7%, from 2012 levels, primarily due to higher sales, including sales from Challenger, and savings from ongoing RCI initiatives.

The Repair Systems & Information Group intends to focus on the following strategic priorities in 2014:

•	Continuing software and hardware upgrades;
•	Expanding product range with new products and services;
•	Leveraging integration of software solutions;
•	Continuing productivity advancements through RCI initiatives and leveraging of resources; and
•	Increasing penetration in geographic markets, including emerging markets.

Financial Services revenue was $181.0 million in 2013 and $161.3 million in 2012; originations of $777.7 million in 2013 increased $100.6 million, or 14.9%, from 2012 levels. In recent years, Snap-on has steadily grown its financial services portfolio, providing financing for the majority of new finance and contract receivables originated by both SOC and the company’s international finance subsidiaries. In 2013, operating earnings from financial services of $125.7 million increased $19.0 million, or 17.8%, from $106.7 million last year.

Financial Services intends to focus on the following strategic priorities in 2014:

•	Delivering financial products and services that attract and sustain profitable franchisees and support Snap-on’s strategies for expanding market coverage and penetration;
•	Improving productivity levels and ensuring high quality in all financial products and processes through the use of RCI initiatives; and
•	Maintaining healthy portfolio performance levels.

2013 ANNUAL REPORT	27

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows

Net cash provided by operating activities was $392.6 million in 2013 as compared to $329.3 million in 2012. The $63.3 million increase in net cash provided by operating activities primarily reflects higher 2013 net earnings and net changes in operating assets and liabilities, including $30.4 million of lower year-over-year discretionary cash contributions to the company’s pension plans. In 2013, Snap-on made $24.3 million of discretionary cash contributions to its pension plans; in 2012, Snap-on made $54.7 million of discretionary cash contributions to its pension plans. Net cash provided by operating activities of $128.5 million in 2011 reflected the return of $89.8 million of cash withheld from CIT Group Inc. (“CIT”) following the settlement of a dispute. In 2011, Snap-on recorded an $18.0 million pretax arbitration settlement gain and paid $89.8 million of cash to CIT representing $107.8 million of cash previously withheld net of the $18.0 million settlement. Net cash provided by operating activities in 2011 also reflected the impact of $48.0 million of discretionary cash contributions to the company’s pension plans.

Net cash used by investing activities of $250.4 million in 2013 included additions to, and collections of, finance receivables of $651.3 million and $508.8 million, respectively, as well as a $38.2 million use of cash for the May 2013 acquisition of Challenger. Net cash used by investing activities of $173.1 million in 2012 included additions to, and collections of, finance receivables of $569.6 million and $445.5 million, respectively, as well as $27.0 million of proceeds from the sale of a non-strategic equity investment at book value (i.e., no gain or loss on sale). Capital expenditures in 2013 of $70.6 million reflected continued investments related to the company’s execution of its Value Creation Processes around safety, quality, customer connection, innovation and rapid continuous improvement. Capital expenditures in 2013 also included continued spending to support the company’s strategic growth initiatives.

Net cash used by financing activities of $137.8 million in 2013 included $92.0 million for dividend payments to shareholders and $82.6 million for the repurchase of 926,000 shares of Snap-on’s common stock, partially offset by $29.2 million of proceeds from stock purchase and option plan exercises. Net cash used by financing activities of $127.0 million in 2012 included $81.5 million for dividend payments to shareholders and $78.1 million for the repurchase of 1,180,000 shares of Snap-on’s common stock, partially offset by $46.8 million of proceeds from stock purchase and option plan exercises. Net cash used by financing activities of $293.7 million in 2011 included the repayment of $200 million of unsecured notes upon maturity with available cash.

28	SNAP-ON INCORPORATED

Results of Operations

2013 vs. 2012

Results of operations for 2013 and 2012 are as follows:

(Amounts in millions)	2013		2012		Change
Net sales	$3,056.5	100.0%	$2,937.9	100.0%	$118.6	4.0%
Cost of goods sold	(1,583.6)	-51.8%	(1,547.9)	-52.7%	(35.7)	-2.3%

Gross profit	1,472.9	48.2%	1,390.0	47.3%	82.9	6.0%
Operating expenses	(1,012.4)	-33.1%	(980.3)	-33.4%	(32.1)	-3.3%

Operating earnings before financial services	460.5	15.1%	409.7	13.9%	50.8	12.4%
Financial services revenue	181.0	100.0%	161.3	100.0%	19.7	12.2%
Financial services expenses	(55.3)	-30.6%	(54.6)	-33.8%	(0.7)	-1.3%

Operating earnings from financial services	125.7	69.4%	106.7	66.2%	19.0	17.8%

Operating earnings	586.2	18.1%	516.4	16.7%	69.8	13.5%
Interest expense	(56.1)	-1.7%	(55.8)	-1.8%	(0.3)	-0.5%
Other income (expense) – net	(3.9)	-0.1%	(0.4)	–	(3.5)	NM

Earnings before income taxes and equity earnings	526.2	16.3%	460.2	14.9%	66.0	14.3%
Income tax expense	(166.7)	-5.2%	(148.2)	-4.8%	(18.5)	-12.5%

Earnings before equity earnings	359.5	11.1%	312.0	10.1%	47.5	15.2%
Equity earnings, net of tax	0.2	–	2.6	0.1%	(2.4)	-92.3%

Net earnings	359.7	11.1%	314.6	10.2%	45.1	14.3%
Net earnings attributable to noncontrolling interests	(9.4)	-0.3%	(8.5)	-0.3%	(0.9)	-10.6%

Net earnings attributable to Snap-on Inc.	$350.3	10.8%	$306.1	9.9%	$44.2	14.4%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $3,056.5 million in 2013 increased $118.6 million, or 4.0%, from 2012 levels, including $39.3 million of sales from the May 2013 acquisition of Challenger and an unfavorable $21.6 million impact from foreign currency translation. Organic sales in 2013 increased $100.9 million, or 3.5%, from 2012 levels. Snap-on has significant international operations and is subject to risks inherent with foreign operations, including foreign currency translation fluctuations.

Gross profit of $1,472.9 million in 2013 increased $82.9 million as compared to $1,390.0 million last year, and gross margin (gross profit as a percentage of net sales) of 48.2% in 2013 improved 90 basis points (100 basis points equals 1.0 percent) from 47.3% last year. The year-over-year improvement in gross margin primarily reflects benefits from ongoing RCI initiatives and a $6.5 million decrease in restructuring costs. Gross profit in 2013 reflects $4.4 million of restructuring costs; gross profit in 2012 reflects $10.9 million of restructuring costs, including $6.8 million for the settlement of a pension plan following the 2011 closure of the company’s former Newmarket, Canada, facility.

Operating expenses of $1,012.4 million in 2013 increased $32.1 million as compared to $980.3 million last year. The operating expense margin (operating expenses as a percentage of net sales) of 33.1% in 2013 improved 30 basis points from 33.4% last year primarily due to benefits from sales volume leverage, savings from ongoing RCI initiatives and a $3.7 million decrease in restructuring costs. Restructuring costs included in operating expenses totaled $1.9 million and $5.6 million in 2013 and 2012, respectively.

2013 ANNUAL REPORT	29

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating earnings before financial services of $460.5 million in 2013 increased $50.8 million, or 12.4%, as compared to $409.7 million last year. As a percentage of net sales, operating earnings before financial services of 15.1% improved 120 basis points from 13.9% in 2012.

Financial services operating earnings of $125.7 million on revenue of $181.0 million in 2013 compares with operating earnings of $106.7 million on revenue of $161.3 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect the growth in the company’s financial services portfolio.

Full-year 2013 operating earnings of $586.2 million, including $14.2 million of unfavorable foreign currency effects, increased $69.8 million, or 13.5%, as compared with operating earnings of $516.4 million in 2012. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 18.1% in 2013 improved 140 basis points from 16.7% last year.

Interest expense of $56.1 million in 2013 increased $0.3 million from $55.8 million last year. See Note 9 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was expense of $3.9 million in 2013 and $0.4 million in 2012. Other income (expense) – net primarily includes hedging and currency exchange rate transaction gains and losses, and interest income. See Note 16 to the Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 32.3% in 2013 and 32.8% in 2012. See Note 8 to the Consolidated Financial Statements for information on income taxes.

On May 13, 2013, Snap-on acquired 100% of Challenger for a cash purchase price of $38.2 million, including post-closing adjustments. Challenger designs, manufactures and distributes a comprehensive line of vehicle lifts and accessories to a diverse customer base in the automotive repair sector. The acquisition of the Challenger vehicle lift product line complemented and increased Snap-on’s existing undercar equipment offering, broadened its established capabilities in serving vehicle repair facilities and expanded the company’s presence with repair shop owners and managers. For segment reporting purposes, the results of operations and assets of Challenger have been included in the Repair Systems & Information Group since the date of acquisition. Pro forma financial information has not been presented as the net effects of the Challenger acquisition were neither significant nor material to Snap-on’s results of operations or financial position.

Net earnings attributable to Snap-on in 2013 of $350.3 million, or $5.93 per diluted share, increased $44.2 million, or $0.73 per diluted share, from 2012 levels. Net earnings attributable to Snap-on in 2012 were $306.1 million or $5.20 per diluted share.

Exit and Disposal Activities

Snap-on recorded costs of $6.4 million for exit and disposal activities in 2013 as compared to $16.5 million of such costs in 2012. See Note 7 to the Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and OEM dealership service and repair shops, through direct and distributor channels. Financial Services consists of the business operations of Snap-on’s finance subsidiaries.

30	SNAP-ON INCORPORATED

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

Commercial & Industrial Group

(Amounts in millions)	2013		2012		Change
External net sales	$903.0	82.8%	$940.6	83.5%	$(37.6)	-4.0%
Intersegment net sales	188.0	17.2%	185.3	16.5%	2.7	1.5%

Segment net sales	1,091.0	100.0%	1,125.9	100.0%	(34.9)	-3.1%
Cost of goods sold	(671.5)	-61.5%	(710.9)	-63.1%	39.4	5.5%

Gross profit	419.5	38.5%	415.0	36.9%	4.5	1.1%
Operating expenses	(282.2)	-25.9%	(287.7)	-25.6%	5.5	1.9%

Segment operating earnings	$137.3	12.6%	$127.3	11.3%	$10.0	7.9%

Segment net sales of $1,091.0 million in 2013 decreased $34.9 million, or 3.1%, from 2012 levels; excluding $9.8 million of unfavorable foreign currency translation, organic sales decreased $25.1 million or 2.2%. The lower year-over-year organic sales primarily reflects a double-digit decline in sales to the military and a low single-digit sales decline in the segment’s European-based hand tools business.

Segment gross profit of $419.5 million in 2013 increased $4.5 million from 2012 levels. Gross margin of 38.5% in 2013 improved 160 basis points from 36.9% last year primarily due to savings from ongoing RCI initiatives, particularly in Europe, and a $1.1 million decrease in restructuring costs. Gross profit in 2013 reflects $2.5 million of restructuring costs as compared with $3.6 million of such costs in 2012.

Segment operating expenses of $282.2 million in 2013 decreased $5.5 million from 2012 levels. The operating expense margin of 25.9% in 2013 increased 30 basis points from 25.6% last year primarily as a result of the lower sales, partially offset by a $4.9 million decrease in restructuring costs. Restructuring costs included in operating expenses were $0.4 million and $5.3 million in 2013 and 2012, respectively.

As a result of these factors, segment operating earnings of $137.3 million in 2013 increased $10.0 million, or 7.9%, from 2012 levels, including $8.8 million of unfavorable foreign currency effects. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 12.6% in 2013 increased 130 basis points from 11.3% last year.

Snap-on Tools Group

(Amounts in millions)	2013		2012		Change
Segment net sales	$1,358.4	100.0%	$1,272.0	100.0%	$86.4	6.8%
Cost of goods sold	(772.6)	-56.9%	(728.9)	-57.3%	(43.7)	-6.0%

Gross profit	585.8	43.1%	543.1	42.7%	42.7	7.9%
Operating expenses	(391.2)	-28.8%	(366.7)	-28.8%	(24.5)	-6.7%

Segment operating earnings	$194.6	14.3%	$176.4	13.9%	$18.2	10.3%

Segment net sales of $1,358.4 million in 2013 increased $86.4 million, or 6.8%, from 2012 levels. Excluding $9.3 million of unfavorable foreign currency translation, organic sales increased $95.7 million, or 7.6%, reflecting similar increases in both the company’s U.S. and international franchise operations.

2013 ANNUAL REPORT	31

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Segment gross profit of $585.8 million in 2013 increased $42.7 million from 2012 levels. Gross margin of 43.1% in 2013 increased 40 basis points from 42.7% last year primarily due to a $6.9 million decrease in restructuring costs. Gross profit in 2013 reflects $0.2 million of restructuring costs; gross profit in 2012 reflects $7.1 million of such costs, including $6.8 million for the settlement of the Newmarket pension plan.

Segment operating expenses of $391.2 million in 2013 increased $24.5 million from 2012 levels primarily due to higher volume-related and other expenses, including $2.6 million of increased stock-based and mark-to-market costs associated with the company’s franchisee stock purchase plan. Restructuring costs included in operating expenses were $0.3 million and $0.1 million in 2013 and 2012, respectively. The operating expense margin of 28.8% in 2013 was unchanged from 2012. See Note 13 to the Consolidated Financial Statements for information on the company’s franchisee stock purchase plan.

As a result of these factors, segment operating earnings of $194.6 million in 2013, including $2.7 million of unfavorable foreign currency effects, increased $18.2 million, or 10.3%, from 2012 levels. Operating margin for the Snap-on Tools Group of 14.3% in 2013 improved 40 basis points from 13.9% last year.

Repair Systems & Information Group

(Amounts in millions)	2013		2012		Change
External net sales	$795.1	78.8%	$725.3	79.1%	$69.8	9.6%
Intersegment net sales	214.5	21.2%	191.8	20.9%	22.7	11.8%

Segment net sales	1,009.6	100.0%	917.1	100.0%	92.5	10.1%
Cost of goods sold	(542.0)	-53.7%	(485.2)	-52.9%	(56.8)	-11.7%

Gross profit	467.6	46.3%	431.9	47.1%	35.7	8.3%
Operating expenses	(235.7)	-23.3%	(226.2)	-24.7%	(9.5)	-4.2%

Segment operating earnings	$231.9	23.0%	$205.7	22.4%	$26.2	12.7%

Segment net sales of $1,009.6 million in 2013 increased $92.5 million, or 10.1%, from 2012 levels. Excluding $39.3 million of sales from the May 2013 acquisition of Challenger and $0.9 million of unfavorable foreign currency translation, organic sales in 2013 increased $54.1 million, or 5.9%, from prior-year levels. The year-over-year organic sales increase primarily reflects a high single-digit gain in sales to OEM dealership service and repair shops, a high single-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers, as well as a low single-digit increase in sales of undercar equipment.

Segment gross profit of $467.6 million in 2013 increased $35.7 million from 2012 levels. Gross margin in 2013 of 46.3% decreased 80 basis points from 47.1% last year primarily due to a shift in sales mix that included higher volumes of lower gross margin products, including sales of Challenger products. Gross profit in 2013 also reflects $1.7 million of restructuring costs as compared with $0.2 million of such costs last year. These gross margin decreases were partially offset by continued savings from ongoing RCI initiatives.

Segment operating expenses of $235.7 million in 2013 increased $9.5 million from 2012 levels. The operating expense margin of 23.3% in 2013 improved 140 basis points from 24.7% last year primarily due to contributions from sales volume leverage, including the effects from the sales mix shift discussed above, and savings from ongoing RCI initiatives. Restructuring costs included in operating expenses totaled $1.2 million and $0.2 million in 2013 and 2012, respectively.

As a result of these factors, segment operating earnings of $231.9 million in 2013, including $2.2 million of unfavorable foreign currency effects, increased $26.2 million, or 12.7%, from 2012 levels. Operating margin for the Repair Systems & Information Group of 23.0% in 2013 increased 60 basis points from 22.4% last year.

32	SNAP-ON INCORPORATED

Financial Services

(Amounts in millions)	2013		2012		Change
Financial services revenue	$181.0	100.0%	$161.3	100.0%	$19.7	12.2%
Financial services expenses	(55.3)	-30.6%	(54.6)	-33.8%	(0.7)	-1.3%

Segment operating earnings	$125.7	69.4%	$106.7	66.2%	$19.0	17.8%

Financial services operating earnings of $125.7 million on revenue of $181.0 million in 2013 compares with operating earnings of $106.7 million on revenue of $161.3 million in the prior year. The $19.7 million, or 12.2%, year-over-year increase in financial services revenue primarily reflects $15.4 million of higher revenue as a result of continued growth of the company’s financial services portfolio and $3.2 million of increased revenue from higher average yields on finance receivables. In 2013 and 2012, the average yield on finance receivables was 17.4% and 17.2%, respectively, and the average yield on contract receivables was 9.5% in both years. Originations of $777.7 million in 2013 increased $100.6 million, or 14.9%, from 2012 levels.

Financial services expenses of $55.3 million and $54.6 million in 2013 and 2012, respectively, primarily include personnel-related and other general and administrative costs, as well as doubtful accounts provisions. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. As a percentage of the average financial services portfolio, financial services expenses were 4.7% and 5.1% in 2013 and 2012, respectively.

See Note 1 to the Consolidated Financial Statements for further information on financial services.

Corporate

Snap-on’s general corporate expenses of $103.3 million in 2013 increased $3.6 million over 2012 levels.

2013 ANNUAL REPORT	33

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fourth Quarter

Results of operations for the fourth quarters of 2013 and 2012 are as follows:

	Fourth Quarter
(Amounts in millions)	2013		2012		Change
Net sales	$797.5	100.0%	$753.2	100.0%	$44.3	5.9%
Cost of goods sold	(419.0)	-52.5%	(401.2)	-53.3%	(17.8)	-4.4%

Gross profit	378.5	47.5%	352.0	46.7%	26.5	7.5%
Operating expenses	(254.9)	-32.0%	(240.6)	-31.9%	(14.3)	-5.9%

Operating earnings before financial services	123.6	15.5%	111.4	14.8%	12.2	11.0%
Financial services revenue	47.4	100.0%	42.9	100.0%	4.5	10.5%
Financial services expenses	(14.4)	-30.4%	(13.6)	-31.7%	(0.8)	-5.9%

Operating earnings from financial services	33.0	69.6%	29.3	68.3%	3.7	12.6%

Operating earnings	156.6	18.5%	140.7	17.7%	15.9	11.3%
Interest expense	(14.3)	-1.7%	(14.4)	-1.8%	0.1	0.7%
Other income (expense) – net	(0.8)	-0.1%	0.1	–	(0.9)	NM

Earnings before income taxes and equity earnings	141.5	16.7%	126.4	15.9%	15.1	11.9%
Income tax expense	(44.6)	-5.2%	(39.8)	-5.0%	(4.8)	-12.1%

Earnings before equity earnings	96.9	11.5%	86.6	10.9%	10.3	11.9%
Equity earnings, net of tax	–	–	0.1	–	(0.1)	-100.0%

Net earnings	96.9	11.5%	86.7	10.9%	10.2	11.8%
Net earnings attributable to noncontrolling interests	(2.4)	-0.3%	(2.1)	-0.3%	(0.3)	-14.3%

Net earnings attributable to Snap-on Inc.	$94.5	11.2%	$84.6	10.6%	$9.9	11.7%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $797.5 million in the fourth quarter of 2013 increased $44.3 million, or 5.9%, from 2012 levels, including $15.2 million of sales from Challenger and an unfavorable $5.3 million impact from foreign currency translation. Organic sales in the fourth quarter of 2013 increased $34.4 million, or 4.6%, from 2012 levels. Snap-on has significant international operations and is subject to certain risks inherent with foreign operations, including foreign currency translation fluctuations.

Gross profit of $378.5 million in the fourth quarter of 2013 increased $26.5 million as compared to $352.0 million last year. Gross margin of 47.5% in the fourth quarter of 2013 improved 80 basis points from 46.7% last year primarily due to savings from ongoing RCI initiatives. No restructuring costs were reflected in gross profit in the fourth quarters of 2013 or 2012.

Operating expenses of $254.9 million in the fourth quarter of 2013 increased $14.3 million as compared to $240.6 million last year. The operating expense margin of 32.0% in the fourth quarter of 2013 increased 10 basis points from 31.9% last year. No restructuring costs were included in operating expenses in the fourth quarters of 2013 or 2012.

Operating earnings before financial services of $123.6 million in the fourth quarter of 2013 increased $12.2 million, or 11.0%, as compared to $111.4 million last year. As a percentage of net sales, operating earnings before financial services of 15.5% in the quarter increased 70 basis points from 14.8% last year.

34	SNAP-ON INCORPORATED

Financial services operating earnings of $33.0 million on revenue of $47.4 million in the fourth quarter of 2013 compares with operating earnings of $29.3 million on revenue of $42.9 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect the growth in the company’s financial services portfolio.

Fourth-quarter 2013 operating earnings of $156.6 million, including $6.0 million of unfavorable foreign currency effects, increased $15.9 million, or 11.3%, as compared with operating earnings of $140.7 million last year. As a percentage of revenues, operating earnings of 18.5% in the fourth quarter of 2013 improved 80 basis points from 17.7% last year.

Interest expense of $14.3 million in the fourth quarter of 2013 compared with interest expense of $14.4 million last year. See Note 9 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was expense of $0.8 million in the fourth quarter of 2013 as compared to income of $0.1 million last year. See Note 16 to the Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 32.1% in the fourth quarter of 2013 and 32.0% in the fourth quarter of 2012. See Note 8 to the Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on of $94.5 million, or $1.60 per diluted share, in the fourth quarter of 2013 increased $9.9 million, or $0.17 per diluted share, from 2012 levels. Net earnings attributable to Snap-on in the fourth quarter of 2012 were $84.6 million or $1.43 per diluted share.

Segment Results

Commercial & Industrial Group

	Fourth Quarter
(Amounts in millions)	2013		2012		Change
External net sales	$231.6	81.8%	$236.8	85.9%	$(5.2)	-2.2%
Intersegment net sales	51.6	18.2%	38.8	14.1%	12.8	33.0%

Segment net sales	283.2	100.0%	275.6	100.0%	7.6	2.8%
Cost of goods sold	(172.9)	-61.1%	(170.6)	-61.9%	(2.3)	-1.3%

Gross profit	110.3	38.9%	105.0	38.1%	5.3	5.0%
Operating expenses	(73.2)	-25.8%	(73.1)	-26.5%	(0.1)	-0.1%

Segment operating earnings	$37.1	13.1%	$31.9	11.6%	$5.2	16.3%

Segment net sales of $283.2 million in the fourth quarter of 2013 increased $7.6 million, or 2.8%, from 2012 levels; excluding $2.8 million of unfavorable currency translation, organic sales increased $10.4 million or 3.8%. The year-over-year organic sales increase is primarily due to a high single-digit sales gain in the segment’s European-based hand tools business along with a double-digit increase in sales of power tools. These year-over-year sales gains were partially offset by a double-digit decline in sales to the military.

Segment gross profit of $110.3 million in the fourth quarter of 2013 increased $5.3 million from 2012 levels. Gross margin of 38.9% in the quarter improved 80 basis points from 38.1% last year primarily due to savings from ongoing RCI initiatives, particularly in Europe.

Segment operating expenses of $73.2 million in the fourth quarter of 2013 increased $0.1 million from 2012 levels. The operating expense margin of 25.8% in the quarter improved 70 basis points from 26.5% last year primarily due to benefits from sales volume leverage.

As a result of these factors, segment operating earnings of $37.1 million in the fourth quarter of 2013, including $3.5 million of unfavorable foreign currency effects, increased $5.2 million, or 16.3%, from 2012 levels. Operating margin for the Commercial & Industrial Group of 13.1% in the fourth quarter of 2013 improved 150 basis points from 11.6% last year.

2013 ANNUAL REPORT	35

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Snap-on Tools Group

	Fourth Quarter
(Amounts in millions)	2013		2012		Change
Segment net sales	$351.1	100.0%	$321.6	100.0%	$29.5	9.2%
Cost of goods sold	(204.9)	-58.4%	(185.8)	-57.8%	(19.1)	-10.3%

Gross profit	146.2	41.6%	135.8	42.2%	10.4	7.7%
Operating expenses	(95.2)	-27.1%	(90.2)	-28.0%	(5.0)	-5.5%

Segment operating earnings	$51.0	14.5%	$45.6	14.2%	$5.4	11.8%

Segment net sales of $351.1 million in the fourth quarter of 2013 increased $29.5 million, or 9.2%, from 2012 levels. Excluding $2.9 million of unfavorable foreign currency translation, organic sales increased $32.4 million, or 10.2%, reflecting a double-digit sales increase in the company’s U.S. franchise operations and a mid single-digit sales gain in the company’s international franchise operations.

Segment gross profit of $146.2 million in the fourth quarter of 2013 increased $10.4 million from 2012 levels. Gross margin of 41.6% in the quarter decreased 60 basis points from 42.2% last year largely as a result of $2.6 million, or 40 basis points, of unfavorable foreign currency effects.

Segment operating expenses of $95.2 million in the fourth quarter of 2013 increased $5.0 million from 2012 levels primarily due to higher volume-related and other expenses. The operating expense margin of 27.1% in the quarter improved 90 basis points from 28.0% last year primarily due to benefits from sales volume leverage.

As a result of these factors, segment operating earnings of $51.0 million in the fourth quarter of 2013, including $2.0 million of unfavorable foreign currency effects, increased $5.4 million, or 11.8%, from 2012 levels. Operating margin for the Snap-on Tools Group of 14.5% in the fourth quarter of 2013 increased 30 basis points from 14.2% last year.

Repair Systems & Information Group

	Fourth Quarter
(Amounts in millions)	2013		2012		Change
External net sales	$214.8	81.2%	$194.8	80.6%	$20.0	10.3%
Intersegment net sales	49.8	18.8%	46.8	19.4%	3.0	6.4%

Segment net sales	264.6	100.0%	241.6	100.0%	23.0	9.5%
Cost of goods sold	(142.6)	-53.9%	(130.4)	-54.0%	(12.2)	-9.4%

Gross profit	122.0	46.1%	111.2	46.0%	10.8	9.7%
Operating expenses	(61.2)	-23.1%	(55.8)	-23.1%	(5.4)	-9.7%

Segment operating earnings	$60.8	23.0%	$55.4	22.9%	$5.4	9.7%

Segment net sales of $264.6 million in the fourth quarter of 2013 increased $23.0 million, or 9.5%, from 2012 levels. Excluding $15.2 million of sales from Challenger and $0.7 million of favorable foreign currency translation, organic sales in the fourth quarter of 2013 increased $7.1 million, or 2.9%, from prior-year levels. The year-over-year increase in organic sales is primarily driven by a mid single-digit gain in sales of diagnostic and repair information products to repair shop owners and managers, as well as a mid single-digit increase in sales of undercar equipment. These year-over-year sales gains were partially offset by a low single-digit decline in sales to OEM dealership service and repair shops.

Segment gross profit of $122.0 million in the fourth quarter of 2013 increased $10.8 million from 2012 levels. Gross margin of 46.1% in the quarter increased 10 basis points from 46.0% last year primarily due to a shift in sales mix that included increased sales of higher gross margin diagnostic and repair information products, as well as continued savings from ongoing RCI initiatives, partially offset by the impact of lower gross margin Challenger products.

Segment operating expenses of $61.2 million in the fourth quarter of 2013 increased $5.4 million from 2012 levels. The operating expense margin of 23.1% in the quarter was unchanged from the prior year.

36	SNAP-ON INCORPORATED

As a result of these factors, segment operating earnings of $60.8 million in the fourth quarter of 2013, including $0.3 million of unfavorable foreign currency effects, increased $5.4 million, or 9.7%, from 2012 levels. Operating margin for the Repair Systems & Information Group of 23.0% in the fourth quarter of 2013 increased 10 basis points from 22.9% last year.

Financial Services

	Fourth Quarter
(Amounts in millions)	2013		2012		Change
Financial services revenue	$47.4	100.0%	$42.9	100.0%	$4.5	10.5%
Financial services expenses	(14.4)	-30.4%	(13.6)	-31.7%	(0.8)	-5.9%

Segment operating earnings	$33.0	69.6%	$29.3	68.3%	$3.7	12.6%

Financial services operating earnings of $33.0 million on revenue of $47.4 million in the fourth quarter of 2013 compares with operating earnings of $29.3 million on revenue of $42.9 million last year. The $4.5 million year-over-year increase in financial services revenue reflects $4.1 million of higher revenue as a result of continued growth of the company’s financial services portfolio and $0.4 million of increased revenue from higher average yields on finance receivables. In the fourth quarters of 2013 and 2012, the average yield on finance receivables was 17.4% and 17.2%, respectively, and the average yield on contract receivables was 9.5% in both periods. Originations of $197.6 million in the fourth quarter of 2013 increased $32.0 million, or 19.3%, from comparable prior-year levels.

Financial services expenses of $14.4 million and $13.6 million in the fourth quarters of 2013 and 2012, respectively, primarily include personnel-related and other general and administrative costs, as well as doubtful accounts provisions. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. As a percentage of the average financial services portfolio, financial services expenses were 1.2% in both the fourth quarters of 2013 and 2012.

See Note 1 to the Consolidated Financial Statements for further information on financial services.

Corporate

Snap-on’s general corporate expenses of $25.3 million in the fourth quarter of 2013 increased $3.8 million over 2012 levels primarily due to higher performance-based compensation and other expenses.

2013 ANNUAL REPORT	37

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

2012 vs. 2011

Results of operations for 2012 and 2011 are as follows:

(Amounts in millions)	2012		2011		Change
Net sales	$2,937.9	100.0%	$2,854.2	100.0%	$83.7	2.9%
Cost of goods sold	(1,547.9)	-52.7%	(1,516.3)	-53.1%	(31.6)	-2.1%

Gross profit	1,390.0	47.3%	1,337.9	46.9%	52.1	3.9%
Operating expenses	(980.3)	-33.4%	(953.7)	-33.4%	(26.6)	-2.8%

Operating earnings before financial services	409.7	13.9%	384.2	13.5%	25.5	6.6%
Financial services revenue	161.3	100.0%	124.3	100.0%	37.0	29.8%
Financial services expenses	(54.6)	-33.8%	(51.4)	-41.4%	(3.2)	-6.2%

Operating earnings from financial services before arbitration settlement	106.7	66.2%	72.9	58.6%	33.8	46.4%
Arbitration settlement	–	–	18.0	14.5%	(18.0)	NM

Operating earnings from financial services	106.7	66.2%	90.9	73.1%	15.8	17.4%

Operating earnings	516.4	16.7%	475.1	16.0%	41.3	8.7%
Interest expense	(55.8)	-1.8%	(61.2)	-2.1%	5.4	8.8%
Other income (expense) – net	(0.4)	–	(1.0)	–	0.6	60.0%

Earnings before income taxes and equity earnings	460.2	14.9%	412.9	13.9%	47.3	11.5%
Income tax expense	(148.2)	-4.8%	(133.7)	-4.5%	(14.5)	-10.8%

Earnings before equity earnings	312.0	10.1%	279.2	9.4%	32.8	11.7%
Equity earnings, net of tax	2.6	0.1%	4.6	0.1%	(2.0)	-43.5%

Net earnings	314.6	10.2%	283.8	9.5%	30.8	10.9%
Net earnings attributable to noncontrolling interests	(8.5)	-0.3%	(7.5)	-0.2%	(1.0)	-13.3%

Net earnings attributable to Snap-on Inc.	$306.1	9.9%	$276.3	9.3%	$29.8	10.8%

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

Gross profit of $1,390.0 million in 2012 increased $52.1 million as compared to $1,337.9 million in 2011, and gross margin of 47.3% in 2012 improved 40 basis points from 46.9% in 2011. The year-over-year improvement in gross margin primarily reflected savings from ongoing RCI initiatives partially offset by $3.3 million of higher restructuring costs. Gross profit in 2012 reflected $10.9 million of restructuring costs, including $6.8 million for the settlement of a pension plan following the 2011 closure of the company’s former Newmarket, Canada, facility; restructuring costs in 2011 totaled $7.6 million.

38	SNAP-ON INCORPORATED

Operating expenses of $980.3 million in 2012 increased $26.6 million as compared to $953.7 million in 2011. As a result of year-over-year changes in the company’s year-end stock price, operating expenses in 2012 included $14.7 million of stock-based (“mark-to-market”) expense; operating expenses in 2011 included $1.0 million of mark-to-market expense. Restructuring costs included in operating expenses totaled $5.6 million and $4.6 million in 2012 and 2011, respectively. The operating expense margin of 33.4% in 2012 was unchanged from 2011 as benefits from sales volume leverage and savings from ongoing RCI initiatives were offset by higher mark-to-market and other expenses.

Operating earnings before financial services of $409.7 million in 2012 increased $25.5 million from 2011 levels despite $13.7 million of higher mark-to-market expense. As a percentage of net sales, operating earnings before financial services of 13.9% in 2012, which includes an adverse 50 basis point impact from the higher mark-to-market expense, improved 40 basis points from 13.5% in 2011.

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

Financial services operating earnings of $106.7 million on revenue of $161.3 million in 2012 compares with operating earnings (before arbitration settlement) of $72.9 million on revenue of $124.3 million in 2011. The year-over-year increases in both revenue and operating earnings primarily reflected the growth in the company’s on-book finance portfolio. In 2011, operating earnings from financial services, including the $18.0 million arbitration settlement gain, was $90.9 million.

Operating earnings – The following non-GAAP financial data is being provided as management believes that the non-GAAP measures, which exclude the $18.0 million arbitration settlement gain in 2011, provide a more meaningful comparison of the company’s year-over-year operating performance.

(Amounts in millions)	2012		2011		Change
Operating earnings:
As reported	$516.4	16.7%	$475.1	16.0%	$41.3	8.7%
Less: Arbitration settlement gain	–	–	(18.0)	-0.7%	18.0	NM

Excluding arbitration settlement gain	$516.4	16.7%	$457.1	15.3%	$59.3	13.0%

NM: Not meaningful

Percentage Disclosure: Calculated as a percentage of the sum of Net sales and Financial services revenue.

Operating earnings of $516.4 million in 2012 increased $59.3 million, or 13.0%, as compared with operating earnings of $457.1 million, excluding the $18.0 million arbitration settlement gain, in 2011. Operating earnings in 2011, including the $18.0 million arbitration settlement gain, were $475.1 million. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 16.7% in 2012 improved 140 basis points from 15.3% (excluding the arbitration settlement gain) in 2011.

Interest expense of $55.8 million in 2012 decreased $5.4 million from $61.2 million in 2011 primarily due to lower average debt levels. See Note 9 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was expense of $0.4 million in 2012 and $1.0 million in 2011. Other income (expense) – net primarily includes interest income and hedging and currency exchange rate transaction gains and losses, and interest income. See Note 16 to the Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 32.8% in 2012 and 33.0% in 2011. See Note 8 to the Consolidated Financial Statements for information on income taxes.

2013 ANNUAL REPORT	39

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

NM: Not meaningful

Segment net sales of $1,125.9 million in 2012 increased $0.1 million from 2011 levels; excluding $23.7 million of unfavorable foreign currency translation, organic sales increased $23.8 million or 2.2%. The higher year-over-year organic sales primarily reflected a mid single-digit sales increase to customers in critical industries and a double-digit sales gain in the emerging markets of Asia. These increases were partially offset by a mid single-digit sales decline in the segment’s European-based hand tools business as a result of continued market weakness in that region.

Segment gross profit of $415.0 million in 2012 compared with $415.2 million in 2011, and gross margin of 36.9% in 2012 was unchanged from 2011 levels. Gross profit in 2012 and 2011 reflected restructuring costs of $3.6 million and $2.9 million, respectively, primarily to improve the segment’s cost structure in Europe.

Segment operating expenses of $287.7 million in 2012 decreased $4.1 million from 2011 levels. The operating expense margin of 25.6% in 2012 improved 30 basis points from 25.9% in 2011 primarily due to benefits from organic sales volume leverage and savings from ongoing RCI initiatives, partially offset by higher restructuring costs in Europe. Restructuring costs included in operating expenses were $5.3 million and $2.7 million in 2012 and 2011, respectively.

As a result of these factors, segment operating earnings of $127.3 million in 2012, including $3.3 million of higher year-over-year restructuring costs, increased $3.9 million, or 3.2%, from 2011 levels; favorable foreign currency effects in 2012 contributed $3.9 million. Operating margin for the Commercial & Industrial Group of 11.3% in 2012 increased 30 basis points from 11.0% in 2011.

Snap-on Tools Group

(Amounts in millions)	2012		2011		Change
Segment net sales	$1,272.0	100.0%	$1,153.4	100.0%	$118.6	10.3%
Cost of goods sold	(728.9)	-57.3%	(647.0)	-56.1%	(81.9)	-12.7%

Gross profit	543.1	42.7%	506.4	43.9%	36.7	7.2%
Operating expenses	(366.7)	-28.8%	(347.9)	-30.2%	(18.8)	-5.4%

Segment operating earnings	$176.4	13.9%	$158.5	13.7%	$17.9	11.3%

40	SNAP-ON INCORPORATED

Segment net sales of $1,272.0 million in 2012 increased $118.6 million, or 10.3%, from 2011 levels. Excluding $4.1 million of unfavorable foreign currency translation, organic sales increased $122.7 million, or 10.7%, reflecting a double-digit sales increase in the company’s U.S. franchise operations and a mid single-digit sales increase in the company’s international franchise operations.

Segment gross profit of $543.1 million in 2012 increased $36.7 million from 2011 levels. Gross margin of 42.7% in 2012 decreased 120 basis points from 43.9% in 2011 primarily due to increased promotional programs associated with sales gains, and higher restructuring costs. Gross profit in 2012 reflected $7.1 million of restructuring costs, including $6.8 million for the settlement of a pension plan following the 2011 closure of the company’s former Newmarket, Canada, facility; restructuring costs in 2011 totaled $3.7 million.

Segment operating expenses of $366.7 million in 2012 increased $18.8 million from 2011 levels primarily due to higher volume-related and other expenses, partially offset by savings from ongoing RCI initiatives. Restructuring costs included in operating expenses were $0.1 million and $0.6 million in 2012 and 2011, respectively. The operating expense margin of 28.8% in 2012 improved 140 basis points from 30.2% in 2011 primarily due to benefits from sales volume leverage and contributions from ongoing RCI initiatives.

As a result of these factors, segment operating earnings of $176.4 million in 2012, including $2.0 million of unfavorable foreign currency effects, increased $17.9 million, or 11.3%, from 2011 levels. Operating margin for the Snap-on Tools Group of 13.9% in 2012 improved 20 basis points from 13.7% in 2011.

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

Segment net sales of $917.1 million in 2012 decreased $3.5 million, or 0.4%, from 2011 levels. Excluding $18.7 million of unfavorable foreign currency translation, organic sales increased $15.2 million, or 1.7%, primarily due to a mid single-digit increase in sales of diagnostic and repair information products, partially offset by a mid single-digit decline in undercar equipment sales in Europe.

Segment gross profit of $431.9 million in 2012 increased $15.6 million from 2011 levels. Gross margin in 2012 of 47.1% improved 190 basis points from 45.2% in 2011 primarily due to a more favorable sales mix that included higher sales of diagnostic and repair information products as well as savings from ongoing RCI initiatives. Gross profit in 2012 and 2011 reflects restructuring costs of $0.2 million and $1.0 million, respectively.

Segment operating expenses of $226.2 million in 2012 decreased $5.4 million from 2011 levels and the operating expense margin of 24.7% improved 40 basis points from 25.1% in 2011 primarily due to contributions from ongoing RCI initiatives. Restructuring costs included in operating expenses were $0.2 million and $1.1 million in 2012 and 2011, respectively.

As a result of these factors, segment operating earnings of $205.7 million in 2012, including $3.1 million of unfavorable foreign currency effects, increased $21.0 million, or 11.4%, from 2011 levels. Operating margin for the Repair Systems & Information Group of 22.4% in 2012 increased 230 basis points from 20.1% in 2011.

2013 ANNUAL REPORT	41

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Services

(Amounts in millions)	2012		2011		Change
Financial services revenue	$161.3	100.0%	$124.3	100.0%	$37.0	29.8%
Financial services expenses	(54.6)	-33.8%	(51.4)	-41.4%	(3.2)	-6.2%

Segment operating earnings before arbitration settlement	106.7	66.2%	72.9	58.6%	33.8	46.4%
Arbitration settlement	–	–	18.0	14.5%	(18.0)	NM

Segment operating earnings	$106.7	66.2%	$90.9	73.1%	$15.8	17.4%

NM: Not meaningful

Financial services operating earnings of $106.7 million on revenue of $161.3 million in 2012 compares with operating earnings (before arbitration settlement) of $72.9 million on revenue of $124.3 million in 2011. The $37.0 million, or 29.8%, year-over-year increase in financial services revenue primarily reflected $32.3 million of higher revenue as a result of the growth in the company’s financial services portfolio and $1.0 million of increased revenue from higher average yields on finance and contract receivables. In 2012 and 2011, the average yield on finance receivables was 17.2% and 17.1%, respectively, and the average yield on contract receivables was 9.5% and 9.3%, respectively. Originations of $677.1 million in 2012 increased $71.0 million, or 11.7%, from 2011 levels. Financial services operating earnings, including the $18.0 million arbitration settlement gain discussed above, were $90.9 million in 2011.

Financial services expenses of $54.6 million and $51.4 million in 2012 and 2011, respectively, primarily include personnel-related and other general and administrative costs necessary to support the portfolios of receivables owned by Snap-on and by CIT (collectively, the “serviced portfolio”). Financial services expenses also include doubtful accounts provisions for the finance and contract receivables owned by Snap-on. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. As a percentage of the average serviced portfolio, financial services expenses were 5.1% in both years.

See Note 1 to the Consolidated Financial Statements for further information on financial services.

Corporate

Snap-on’s general corporate expenses of $99.7 million in 2012 increased $17.3 million from $82.4 million in 2011 primarily due to $13.7 million of higher mark-to-market expense. As a result of changes in the company’s year-end stock price, corporate expenses in 2012 included $14.7 million of mark-to-market expense, while corporate expenses in 2011 included $1.0 million of such expense.

Non-GAAP Supplemental Data

The supplemental data is presented for informational purposes to provide readers with insight into the information used by management for assessing the operating performance of Snap-on Incorporated’s (“Snap-on”) non-financial services (“Operations”) and “Financial Services” businesses.

The supplemental Operations data reflects the results of operations and financial position of Snap-on’s tools, diagnostic and equipment products, software and other non-financial services operations, with Financial Services on the equity method. The supplemental Financial Services data reflects the results of operations and financial position of Snap-on’s U.S. and international financial services operations. The financing needs of Financial Services are met through intersegment borrowings and cash generated from Operations; Financial Services is charged interest expense on intersegment borrowings at market rates. Income taxes are charged to Financial Services on the basis of the specific tax attributes generated by the U.S. and international financial services businesses. Transactions between the Operations and Financial Services businesses were eliminated to arrive at the Consolidated Financial Statements.

42	SNAP-ON INCORPORATED

Supplemental Consolidating Data – Supplemental Statements of Earnings information for 2013, 2012 and 2011 is as follows:

	Operations*			Financial Services
(Amounts in millions)	2013	2012	2011	2013	2012	2011
Net sales	$3,056.5	$2,937.9	$2,854.2	$–	$–	$–
Cost of goods sold	(1,583.6)	(1,547.9)	(1,516.3)	–	–	–

Gross profit	1,472.9	1,390.0	1,337.9	–	–	–
Operating expenses	(1,012.4)	(980.3)	(953.7)	–	–	–

Operating earnings before financial services	460.5	409.7	384.2	–	–	–
Financial services revenue	–	–	–	181.0	161.3	124.3
Financial services expenses	–	–	–	(55.3)	(54.6)	(51.4)

Operating earnings from financial services before arbitration settlement	–	–	–	125.7	106.7	72.9
Arbitration settlement	–	–	–	–	–	18.0

Operating earnings from financial services	–	–	–	125.7	106.7	90.9

Operating earnings	460.5	409.7	384.2	125.7	106.7	90.9
Interest expense	(54.6)	(54.0)	(60.0)	(1.5)	(1.8)	(1.2)
Intersegment interest income (expense) – net	47.7	42.4	35.8	(47.7)	(42.4)	(35.8)
Other income (expense) – net	(4.0)	(0.4)	(1.0)	0.1	–	–

Earnings before income taxes and equity earnings	449.6	397.7	359.0	76.6	62.5	53.9
Income tax expense	(138.6)	(125.3)	(113.9)	(28.1)	(22.9)	(19.8)

Earnings before equity earnings	311.0	272.4	245.1	48.5	39.6	34.1
Financial services – net earnings attributable to Snap-on	48.5	39.6	34.1	–	–	–
Equity earnings, net of tax	0.2	2.6	4.6	–	–	–

Net earnings	359.7	314.6	283.8	48.5	39.6	34.1
Net earnings attributable to noncontrolling interests	(9.4)	(8.5)	(7.5)	–	–	–

Net earnings attributable to Snap-on	$350.3	$306.1	$276.3	$48.5	$39.6	$34.1

*	Snap-on with Financial Services on the equity method.

2013 ANNUAL REPORT	43

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Supplemental Consolidating Data – Supplemental Balance Sheet Information as of 2013 and 2012 year end is as follows:

	Operations*		Financial Services
(Amounts in millions)	2013	2012	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$214.4	$211.2	$3.2	$3.3
Intersegment receivables	15.3	14.1	–	–
Trade and other accounts receivable – net	531.1	497.5	0.5	0.4
Finance receivables – net	–	–	374.6	323.1
Contract receivables – net	7.0	7.4	61.4	55.3
Inventories – net	434.4	404.2	–	–
Deferred income tax assets	71.1	68.8	14.3	13.0
Prepaid expenses and other assets	88.1	88.3	1.3	1.0

Total current assets	1,361.4	1,291.5	455.3	396.1

Property and equipment – net	390.9	373.2	1.6	2.0
Investment in Financial Services	193.7	165.3	–	–
Deferred income tax assets	56.8	110.2	0.3	0.2
Intersegment long-term notes receivable	9.6	–	–	–
Long-term finance receivables – net	–	–	560.6	494.6
Long-term contract receivables – net	12.0	12.1	205.1	182.3
Goodwill	838.8	807.4	–	–
Other intangibles – net	190.5	187.2	–	–
Other assets	58.9	65.3	1.1	1.1

Total assets	$3,112.6	$3,012.2	$1,224.0	$1,076.3

*	Snap-on with Financial Services on the equity method.

44	SNAP-ON INCORPORATED

Supplemental Consolidating Data – Supplemental Balance Sheet Information (continued):

	Operations*		Financial Services
(Amounts in millions)	2013	2012	2013	2012
LIABILITIES AND EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$13.1	$5.2	$100.0	$–
Accounts payable	150.7	142.1	4.9	0.4
Intersegment payables	–	–	15.3	14.1
Accrued benefits	48.1	50.6	–	–
Accrued compensation	91.9	84.9	3.6	3.4
Franchisee deposits	59.4	54.7	–	–
Other accrued liabilities	229.5	207.8	22.2	46.9

Total current liabilities	592.7	545.3	146.0	64.8

Long-term debt and intersegment long-term debt	–	143.2	868.5	827.2
Deferred income tax liabilities	142.7	125.7	1.1	1.4
Retiree health care benefits	41.7	48.4	–	–
Pension liabilities	135.8	260.7	–	–
Other long-term liabilities	69.3	69.9	14.7	17.6

Total liabilities	982.2	1,193.2	1,030.3	911.0

Total shareholders’ equity attributable to Snap-on Inc.	2,113.2	1,802.1	193.7	165.3
Noncontrolling interests	17.2	16.9	–	–

Total equity	2,130.4	1,819.0	193.7	165.3

Total liabilities and equity	$3,112.6	$3,012.2	$1,224.0	$1,076.3

*	Snap-on with Financial Services on the equity method.

2013 ANNUAL REPORT	45

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations and collections of finance receivables, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for scheduled debt payments (including the March 2014 repayment of $100.0 million of 5.85% unsecured notes upon maturity), payments of interest and dividends, new receivables originated by our financial services businesses, capital expenditures, working capital, restructuring activities, the funding of pension plans, and funding for additional share repurchases and acquisitions, if any. Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on February 7, 2014, Snap-on’s long-term debt and commercial paper were rated, respectively, A3 and P-2 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A- and F2 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.

The following discussion focuses on information included in the accompanying Consolidated Balance Sheets.

As of 2013 year end, working capital (current assets less current liabilities) of $1,080.8 million increased $1.0 million from $1,079.8 million as of 2012 year end.

The following represents the company’s working capital position as of 2013 and 2012 year end:

(Amounts in millions)	2013	2012
Cash and cash equivalents	$217.6	$214.5
Trade and other accounts receivable – net	531.6	497.9
Finance receivables – net	374.6	323.1
Contract receivables – net	68.4	62.7
Inventories – net	434.4	404.2
Other current assets	169.6	166.6

Total current assets	1,796.2	1,669.0

Notes payable and current maturities of long-term debt	(113.1)	(5.2)
Accounts payable	(155.6)	(142.5)
Other current liabilities	(446.7)	(441.5)

Total current liabilities	(715.4)	(589.2)

Working capital	$1,080.8	$1,079.8

Cash and cash equivalents of $217.6 million as of 2013 year end compared to cash and cash equivalents of $214.5 million at 2012 year end. The $3.1 million net increase in cash and cash equivalents includes the impacts of (i) $508.8 million of cash from collections of finance receivables; (ii) $392.6 million of cash generated from operations, net of $24.3 million of discretionary cash contributions to the company’s pension plans; (iii) $29.2 million of cash proceeds from stock purchase and option plan exercises; and (iv) $8.4 million of cash proceeds from the sale of property and equipment. These increases in cash and cash equivalents were largely offset by (i) the funding of $651.3 million of new finance receivables; (ii) dividend payments to shareholders of $92.0 million; (iii) the repurchase of 926,000 shares of the company’s common stock for $82.6 million; (iv) the funding of $70.6 million of capital expenditures; and (v) the May 2013 acquisition of Challenger for a cash purchase price of $38.2 million.

Of the $217.6 million of cash and cash equivalents as of 2013 year end, $124.3 million was held outside of the United States. Snap-on considers these non-U.S. funds as permanently invested in its foreign operations to (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise; as such, the company does not presently expect to repatriate these funds to fund its U.S. operations or obligations. The repatriation of cash from certain foreign subsidiaries could have adverse net tax consequences on the company should Snap-on be required to pay and record U.S. income taxes and foreign withholding taxes on funds that were previously considered permanently invested. Alternatively, the repatriation of such cash from certain other foreign subsidiaries could result in favorable net tax consequences for the company. Snap-on periodically evaluates opportunities to repatriate certain foreign cash amounts to the extent that it does not incur additional unfavorable net tax consequences.

46	SNAP-ON INCORPORATED

Trade and other accounts receivable – net of $531.6 million as of 2013 year end increased $33.7 million from 2012 year-end levels; excluding $5.0 million of currency translation impacts, trade and other accounts receivable – net increased $38.7 million, largely due to higher sales, including higher sales and receivables related to Challenger. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 62 days at 2013 year end and 61 days at 2012 year end.

The current portions of net finance and contract receivables of $443.0 million as of 2013 year end compared to $385.8 million at 2012 year end. The long-term portions of net finance and contract receivables of $777.7 million as of 2013 year end compared to $689.0 million at 2012 year end. The combined $145.9 million increase in net current and long-term finance and contract receivables over 2012 year-end levels is primarily due to continued growth of the company’s financial services portfolio; excluding $7.4 million of currency translation impacts, the combined increase for these receivables over 2012 year-end levels was $153.3 million.

Inventories of $434.4 million as of 2013 year end increased $30.2 million from 2012 year-end levels; excluding currency translation impacts of $8.3 million, inventories increased $38.5 million primarily to support continued higher customer demand and new product introductions, as well as inventories related to Challenger. As of 2013 and 2012 year end, inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 3.8 and 3.9 turns, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method as of both 2013 and 2012 year end approximated 60% of total inventories. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $72.6 million and $71.8 million as of 2013 and 2012 year end, respectively.

Notes payable and current maturities of long-term debt of $113.1 million as of 2013 year end includes $100.0 million of 5.85% unsecured notes that mature on March 1, 2014 (“the 2014 Notes”) and $13.1 million of other notes. As of 2012 year end, the 2014 Notes were included in “Long-term debt” on the accompanying Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the 2012 year-end balance sheet date. Notes payable as of 2012 year end totaled $5.2 million.

Average notes payable outstanding were $13.4 million in 2013 and $14.1 million in 2012. The weighted-average interest rate on notes payable was 10.85% in 2013 and 6.34% in 2012. As of 2013 and 2012 year end, the weighted-average interest rate on outstanding notes payable was 12.73% and 6.36%, respectively. The higher 2013 weighted-average interest rates primarily relate to local borrowings in emerging growth markets where rates are generally higher. No commercial paper was outstanding as of 2013 or 2012 year end.

Accounts payable of $155.6 million as of 2013 year end increased $13.1 million from 2012 year-end levels primarily due to the timing of payments and accounts payable associated with Challenger; currency translation impacts were not material.

Other accrued liabilities of $243.7 million as of 2013 year end decreased $4.2 million from prior-year levels; excluding $6.6 million of currency translation impacts, other accrued liabilities increased $2.4 million.

Long-term debt of $858.9 million as of 2013 year end consisted of (i) $150 million of unsecured 5.50% notes that mature in 2017; (ii) $250 million of unsecured 4.25% notes that mature in 2018; (iii) $200 million of unsecured 6.70% notes that mature in 2019; (iv) $250 million of unsecured 6.125% notes that mature in 2021; and (v) $8.9 million of other long-term debt, including fair value adjustments related to interest rate swaps.

On September 27, 2013, Snap-on amended and restated its $500 million multi-currency revolving credit facility that was set to terminate on December 8, 2016, by entering into a five-year, $700 million multi-currency revolving credit facility that terminates on September 27, 2018 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of 2013 year end. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss; or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended. As of 2013 year end, the company’s actual ratios of 0.30 and 1.33, respectively, were both within the permitted ranges set forth in this financial covenant.

2013 ANNUAL REPORT	47

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

Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of 2013 year end, Snap-on was in compliance with all covenants of its Credit Facility and debt agreements.

Snap-on believes that it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis, including the scheduled $100 million repayment of the 2014 Notes upon maturity. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under its revolving credit facility. If the need were to arise, Snap-on believes that it could access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, in the future, may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near term liquidity requirements for Snap-on include scheduled debt repayments (including the March 2014 repayment of the 2014 Notes), payments of interest and dividends, funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, restructuring activities, the funding of pension plans, and funding for additional share repurchases and acquisitions, if any. Snap-on intends to make contributions of $11.0 million to its foreign pension plans and $1.8 million to its domestic pension plans in 2014, as required by law. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its pension plans in 2014.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, securitizations and/or additional fixed-term debt.

The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities was $392.6 million in 2013 as compared to $329.3 million in 2012. The $63.3 million increase in net cash provided by operating activities primarily reflects higher 2013 net earnings and net changes in operating assets and liabilities, including $30.4 million of lower year-over-year discretionary cash contributions to the company’s pension plans. In 2013, Snap-on made $24.3 million of discretionary cash contributions to its pension plans; in 2012, Snap-on made $54.7 million of discretionary cash contributions to its pension plans. Net cash provided by operating activities of $128.5 million in 2011 reflected the return of $89.8 million of cash withheld from CIT following the settlement of a dispute. In 2011, Snap-on recorded an $18.0 million pretax arbitration settlement gain and paid $89.8 million of cash to CIT representing $107.8 million of cash previously withheld net of the $18.0 million settlement. Net cash provided by operating activities in 2011 also reflected the impact of $48.0 million of discretionary cash contributions to the company’s pension plans.

Depreciation expense was $51.2 million in 2013, $50.2 million in 2012 and $49.3 million in 2011. Amortization expense was $25.5 million in 2013, $26.5 million in 2012 and $25.3 million in 2011. See Note 6 to the Consolidated Financial Statements for information on goodwill and other intangible assets.

Investing Activities

Net cash used by investing activities of $250.4 million in 2013 included additions to, and collections of, finance receivables of $651.3 million and $508.8 million, respectively. Net cash used by investing activities of $173.1 million in 2012 included additions to, and collections of, finance receivables of $569.6 million and $445.5 million, respectively, as well as $27.0 million of proceeds from the sale of a non-strategic equity investment at book value. Net cash used by investing activities of $219.6 million in 2011 included additions to, and collections of, finance receivables of $519.1 million and $356.9 million, respectively. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with expected average payment terms of 34 months.

48	SNAP-ON INCORPORATED

Net cash used by investing activities in 2013 also included $38.2 million for the May 13, 2013 acquisition of Challenger. See Note 2 to the Consolidated Financial Statements for information on the Challenger acquisition.

Capital expenditures in 2013, 2012 and 2011 totaled $70.6 million, $79.4 million and $61.2 million, respectively. Capital expenditures in 2013 included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and RCI initiatives. Capital expenditures in all three years included spending to support the company’s strategic growth initiatives. In 2013, the company continued to invest in new product, efficiency, safety and cost reduction initiatives to expand and improve its manufacturing capabilities worldwide. In 2012, the company completed the construction of a fourth factory in Kunshan, China, following the 2011 construction of a new engineering and research and development facility in Kunshan. Capital expenditures in all three years also included investments, particularly in the United States, in new product, efficiency, safety and cost reduction initiatives, as well as investments in new production and machine tooling to enhance manufacturing operations, and ongoing replacements of manufacturing and distribution equipment. Capital spending in all three years also included spending for the replacement and enhancement of the company’s global enterprise resource planning (ERP) management information systems, as well as spending to enhance the company’s corporate headquarters and research and development facilities in Kenosha, Wisconsin. Snap-on believes that its cash generated from operations, as well as its available cash on hand and funds available from its credit facilities will be sufficient to fund the company’s capital expenditure requirements in 2014.

Financing Activities

Net cash used by financing activities was $137.8 million in 2013, $127.0 million in 2012 and $293.7 million in 2011. Net cash used by financing activities in 2011 reflects the August 2011 repayment of $200 million of unsecured 6.25% notes upon maturity with available cash.

Proceeds from stock purchase and option plan exercises totaled $29.2 million in 2013, $46.8 million in 2012 and $25.7 million in 2011. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes. In 2013, Snap-on repurchased 926,000 shares of its common stock for $82.6 million under its previously announced share repurchase programs. As of 2013 year end, Snap-on had remaining availability to repurchase up to an additional $191.7 million in common stock pursuant to its Board of Directors’ (the “Board”) authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on repurchased 1,180,000 shares of its common stock for $78.1 million in 2012; Snap-on repurchased 628,000 shares of its common stock for $37.4 million in 2011. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s share repurchases, if any, in 2014.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends paid in 2013, 2012 and 2011 totaled $92.0 million, $81.5 million and $76.7 million, respectively. On November 8, 2013, the company announced that its Board increased the quarterly cash dividend by 15.8% to $0.44 per share ($1.76 per share per year). Quarterly dividends declared in 2013 were $0.44 per share in the fourth quarter and $0.38 per share in the first three quarters ($1.58 per share for the year). Quarterly dividends declared in 2012 were $0.38 per share in the fourth quarter and $0.34 per share in the first three quarters ($1.40 per share for the year). Quarterly dividends in 2011 were $0.34 per share in the fourth quarter and $0.32 per share in the first three quarters ($1.30 per share for the year).

	2013	2012	2011
Cash dividends paid per common share	$1.58	$1.40	$1.30
Cash dividends paid as a percent of prior-year retained earnings	4.5%	4.4%	4.7%

Snap-on believes that its cash generated from operations, available cash on hand and funds available from its credit facilities will be sufficient to pay dividends in 2014.

2013 ANNUAL REPORT	49

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Off-Balance-Sheet Arrangements

Except as included below in the section labeled “Contractual Obligations and Commitments” and Note 15 to the Consolidated Financial Statements, the company had no off-balance-sheet arrangements as of 2013 year end.

Contractual Obligations and Commitments

A summary of Snap-on’s future contractual obligations and commitments as of 2013 year end are as follows:

(Amounts in millions)	Total	2014	2015-2016	2017-2018	2019 and thereafter
Contractual obligations:
Notes payable and current maturities of long-term debt	$113.1	$113.1	$–	$–	$–
Long-term debt	858.9	–	–	400.0	458.9
Interest on fixed rate debt	255.7	48.6	95.2	68.8	43.1
Operating leases	77.8	22.6	28.0	12.7	14.5
Capital leases	36.1	6.8	11.9	6.2	11.2
Purchase obligations	18.8	15.9	2.9	–	–

Total	$1,360.4	$207.0	$138.0	$487.7	$527.7

Snap-on intends to make contributions of $11.0 million to its foreign pension plans and $1.8 million to its domestic pension plans in 2014, as required by law. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its pension plans in 2014. Snap-on has not presented estimated pension and postretirement funding contributions in the table above as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions; see Notes 11 and 12 to the Consolidated Financial Statements for information on the company's benefit plans and payments.

Due to the uncertainty of the timing of settlements with taxing authorities, Snap-on is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits for its remaining uncertain tax liabilities. As a result, $4.6 million of unrecognized tax benefits have been excluded from the table above; see Note 8 to the Consolidated Financial Statements for information on income taxes.

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

Affordable Care Act

The Affordable Care Act (the “ACA”), which was adopted in 2010 and is being phased in over several years, significantly affects the provision of both health care services and benefits in the United States; the ACA may impact our cost of providing our employees and retirees with health insurance and/or benefits, and may also impact various other aspects of our business. The ACA did not have a material impact on our fiscal 2013, 2012 or 2011 financial results.

50	SNAP-ON INCORPORATED

New Accounting Standards

See Note 1 to the Consolidated Financial Statements for information on new accounting standards.

Critical Accounting Policies and Estimates

The Consolidated Financial Statements and related notes contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates are generally based on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results could differ from those estimates.

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

Revenue Recognition: Snap-on recognizes revenue from the sale of tools and diagnostic and equipment products when contract terms are met, the price is fixed or determinable, collectability is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer. For sales contingent upon customer acceptance, revenue recognition is deferred until such obligations are fulfilled. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and gross profit margin adjusted for known trends. Provisions for customer volume rebates, discounts and allowances are also recorded as a reduction of reported revenues at the time of sale based on historical experience and known trends. Revenue related to maintenance and subscription agreements is recognized over the terms of the respective agreements.

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

Franchise Fee Revenue: Franchise fee revenue, including nominal, non-refundable initial fees, is recognized upon the granting of a franchise, which is when the company has performed substantially all initial services required by the franchise agreement. Franchise fee revenue also includes ongoing monthly fees (primarily for sales and business training as well as marketing and product promotion programs) that are recognized as the fees are earned. Franchise fee revenue totaled $11.9 million, $9.9 million and $8.8 million in fiscal 2013, 2012 and 2011, respectively.

Financial Services Revenue: Snap-on also generates revenue from various financing programs that include (i) installment sales and lease contracts arising from franchisees’ customers and Snap-on’s industrial and other customers for the purchase or lease of tools and diagnostic and equipment products on an extended-term payment plan; and (ii) business loans and vehicle leases to franchisees. These financing programs are offered through Snap-on’s finance subsidiaries. Financial services revenue consists primarily of interest income on finance and contract receivables and is recognized over the life of the contracts, with interest computed on the average daily balances of the underlying contracts.

2013 ANNUAL REPORT	51

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

Financial Services Lease Arrangements: Snap-on accounts for its financial services leases as direct financing or sales-type leases. The company determines the gross investment in the lease as the present value of the minimum lease payments using the interest rate implicit in the lease, net of amounts, if any, included therein for executor costs to be paid by Snap-on, together with any profit thereon. The difference between the gross investment in the lease and the cost of the leased property is reported as unearned finance charges. Unearned finance charges are amortized to income over the life of the contract. The default covenants included in the lease arrangements are usual and customary, consistent with industry practice, and do not impact the lease classification. Except in circumstances where the company has concluded that a lessee’s financial condition has deteriorated, the other default covenants under Snap-on’s lease arrangements are objectively determinable.

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

Snap-on evaluates the recoverability of goodwill by utilizing an income approach that estimates the fair value of the future discounted cash flows of the reporting units to which the goodwill relates. The future projections, which are based on both past performance and the projections and assumptions used in the company’s operating plans, are subject to change as a result of changing economic and competitive conditions. This approach reflects management’s internal outlook at the reporting units, which management believes provides the best determination of value due to management’s insight and experience with the reporting unit. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, working capital levels, expected benefits from RCI initiatives, and a weighted-average cost of capital that reflects the specific risk profile of the reporting unit being tested. The company’s methodologies for valuing goodwill are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2013 impairment calculations were evaluated in light of then-current market and business conditions. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the reporting units’ projections of future operating results and cash flows and replicates how market participants would value the company’s reporting units in an orderly transaction.

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

52	SNAP-ON INCORPORATED

Snap-on also evaluates the recoverability of its indefinite-lived trademarks by utilizing an income approach that estimates the fair value of the future discounted cash flows of each of its trademarks. The future projections, which are based on both past performance and the projections and assumptions used in the company’s operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth and royalty rates, expected synergies, and a weighted-average cost of capital that reflects the specific risk profile of the trademark being tested. The company’s methodologies for valuing trademarks are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2013 impairment calculations were evaluated in light of then-current market and business conditions. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the trademarks’ projected future cash flows and replicates how market participants would value the company’s trademarks in an orderly transaction.

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

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2013, the results of which did not result in any impairment. As of 2013 year end, the company has no accumulated impairment losses. Although the company consistently uses the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. In performing its annual impairment testing the company performed a sensitivity analysis on the material assumptions used in the discounted cash flow valuation models for each of its 11 reporting units. Based on the company’s second quarter 2013 impairment testing and assuming a hypothetical 10% decrease in the estimated fair values of each of its 11 reporting units, the hypothetical fair value of each of the company’s 11 reporting units would have been greater than its carrying value. See Note 6 to the Consolidated Financial Statements for further information about goodwill and other intangible assets.

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

Allowances for Doubtful Accounts: Snap-on maintains allowances for doubtful accounts to absorb probable losses inherent in its portfolio of receivables. The allowances for doubtful accounts represent management’s estimate of the losses inherent in the company’s receivables portfolio based on ongoing assessments and evaluations of collectability and historical loss experience. In estimating losses inherent in each of its receivable portfolios (trade, finance and contract receivables), Snap-on uses historical loss experience rates by portfolio and applies them to a related aging analysis. Determination of the proper level of allowances by portfolio requires management to exercise significant judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net income. The allowances for doubtful accounts takes into consideration numerous quantitative and qualitative factors, by receivable type, including historical loss experience, collection experience, delinquency trends, economic conditions and credit risk quality as follows:

•

Snap-on evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect the customers’ ability to pay. These factors may include customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.

2013 ANNUAL REPORT	53

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•

For finance and contract receivables, Snap-on assesses quantitative and qualitative factors through the use of credit quality indicators consisting primarily of collection experience and other internal metrics as follows:

•

Collection experience – Snap-on conducts monthly reviews of credit and collection performance for each of its finance and contract receivable portfolios focusing on data such as delinquency trends, non-performing assets, and charge-off and recovery activity. These reviews allow for the formulation of collection strategies and potential collection policy modifications in response to changing risk profiles in the finance and contract receivables portfolios.

•

Other internal metrics – Snap-on maintains a system that aggregates credit exposure by customer, industry, risk classification and geographical area, among other factors, to further monitor changing risk profiles.

Management performs detailed reviews of its receivables on a monthly and/or quarterly basis to assess the adequacy of the allowances based on historical and current trends and other factors affecting credit losses and to determine if any impairment has occurred. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the agreement. Additions to the allowances for doubtful accounts are maintained through adjustments to the provision for credit losses, which are charged to current period earnings; amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously charged-off accounts increase the allowances. Net charge-offs include the principal amount of losses charged-off as well as charged-off interest and fees. Recovered interest and fees previously charged-off are recorded through the allowances for doubtful accounts and increase the allowances. Finance receivables are assessed for charge-off when an account becomes 120 days past due and are charged-off typically within 60 days of asset repossession. Contract receivables related to equipment leases are generally charged-off when an account becomes 150 days past due, while contract receivables related to franchise finance and van leases are generally charged-off up to 180 days past the asset return date. For finance and contract receivables, customer bankruptcies are generally charged-off upon notification that the associated debt is not being reaffirmed or, in any event, no later than 180 days past due.

Snap-on does not believe that its trade accounts, finance or contract receivables represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. See Note 3 to the Consolidated Financial Statements for further information on receivables and allowances for doubtful accounts.

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

Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected rate of return assumption for Snap-on’s domestic pension plan assets by 50 basis points would have increased Snap-on’s 2013 domestic pension expense by approximately $4.0 million. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its domestic plans’ assets.

54	SNAP-ON INCORPORATED

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans. The domestic discount rate as of 2013 and 2012 year end was selected based on a cash flow matching methodology developed by the company’s outside actuaries and which incorporates a review of current economic conditions. This methodology matches the plans’ yearly projected benefit cash flows to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. This technique calculates bond portfolios that produce adequate cash flows to pay the plans’ projected yearly benefits and then selects the portfolio with the highest yield and uses that yield as the recommended discount rate.

The selection of the 5.2% weighted-average discount rate for Snap-on’s domestic pension plans as of 2013 year end represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 basis points would have increased Snap-on’s 2013 domestic pension expense and projected benefit obligation by approximately $5.3 million and $50.9 million, respectively. As of 2013 year end, Snap-on’s domestic projected benefit obligation comprised approximately 81% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 4.5% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 basis points would have increased Snap-on’s 2013 foreign pension expense and projected benefit obligation by approximately $2.0 million and $19.9 million, respectively.

Actuarial gains and losses in excess of 10 percent of the greater of the projected benefit obligation or market-related value of assets are amortized on a straight-line basis over the average remaining service period of active participants or over the average remaining life expectancy for plans with primarily inactive participants. Prior service costs and credits resulting from plan amendments are amortized in equal annual amounts over the average remaining service period of affected active participants or over the remaining life expectancy of affected retired participants. See Note 11 to the Consolidated Financial Statements for further information on pension plans.

Postretirement Benefits: Snap-on’s postretirement benefits obligation and related expense are calculated in accordance with U.S. GAAP and are impacted by certain actuarial assumptions, including health care trend rates. As of 2013 year end, a one-percentage-point increase in the health care cost trend rate for future years would increase the accumulated postretirement benefit obligation by approximately $1.0 million and the aggregate of the service cost and interest cost components by less than $0.1 million. Conversely, a one-percentage-point decrease in the health care cost trend rate for future years would decrease the accumulated postretirement benefit obligation by $0.9 million and the aggregate of the service cost and interest cost components by less than $0.1 million. See Note 12 to the Consolidated Financial Statements for further information on postretirement plans.

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

Outlook

In 2014, Snap-on expects to continue with the advancement of its strategic framework designed to enhance its mobile tool distribution network, expand in the vehicle repair garage, extend to critical industries and build in emerging markets. In pursuit of these initiatives, Snap-on anticipates that capital expenditures in 2014 will be in a range of $70 million to $80 million. Snap-on expects that its full year 2014 effective income tax rate will be comparable to its 2013 rate.

2013 ANNUAL REPORT	55

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Market, Credit and Economic Risks

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. Snap-on is exposed to market risk from changes in foreign currency exchange rates and interest rates. Snap-on is also exposed to market risk associated with the stock-based portion of its deferred compensation plans. Snap-on monitors its exposure to these risks and attempts to manage the underlying economic exposures through the use of financial instruments such as foreign currency forward contracts, interest rate swap agreements, treasury lock agreements and prepaid equity forward agreements (“equity forwards”). Snap-on does not use derivative instruments for speculative or trading purposes. Snap-on’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole. Snap-on’s management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of 2013 and 2012 year end was $1.0 million and $1.3 million, respectively, on interest rate-sensitive financial instruments, and $0.5 million and $0.4 million, respectively, on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

Stock-based Deferred Compensation Risk Management

Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of equity forwards. Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on compensation expense that may result from such mark-to-market changes. See Note 10 to the Consolidated Financial Statements for additional information on stock-based deferred compensation risk management.

56	SNAP-ON INCORPORATED

Credit Risk

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Credit risk is also monitored regularly through the use of internal proprietary, custom scoring models used to evaluate each transaction at the time of the application for credit and by periodically updating those credit scores for ongoing monitoring purposes. Snap-on evaluates credit quality through the use of an internal proprietary measuring system that provides a framework to analyze finance and contract receivables on the basis of risk factors of the individual obligor as well as transaction specific risk. The finance and contract receivables are typically monitored through an asset quality review process that closely monitors past due accounts and initiates a progressive collection action process when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van leases sold by SOC; as of 2013 and 2012 year end, $7.7 million and $13.3 million, respectively, of franchisee van leases contain a recourse provision to Snap-on if the leases become more than 90 days past due.

Counterparty Risk

Snap-on is exposed to credit losses in the event of non-performance by the counterparties to its various financial agreements, including its foreign currency forward contracts, interest rate swap agreements and prepaid equity forward agreements. Snap-on does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparties and generally enters into agreements with financial institution counterparties with a credit rating of A- or better. Snap-on does not anticipate non-performance by its counterparties, but cannot provide assurances.

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

The principal raw material used in the manufacture of the company’s products is steel, which the company purchases in competitive, price-sensitive markets. To meet Snap-on’s high quality standards, the company’s steel needs range from specialized alloys, which are available only from a limited group of approved suppliers, to commodity types of alloys. These raw materials have historically exhibited price and demand cyclicality. Some of these materials have been, and in the future may be, in short supply, particularly in the event of a general economic recovery, mill shut downs or production cut backs. As some steel alloys require specialized manufacturing procedures, Snap-on could experience inventory shortages if it were required to use an alternative manufacturer on short notice. Additionally, unexpected price increases for raw materials could result in higher prices to Snap-on’s customers or an erosion of the margins on its products.

Snap-on believes its ability to sell product is also dependent on the number of vehicles on the road, the number of miles driven and the general aging of vehicles. These factors affect the frequency, type and amount of service and repair performed on vehicles by technicians, and therefore affect the demand for the number of technicians, the prosperity of the technicians and, subsequently, the demand technicians have for the company’s tools, other products and services, and the value technicians place on those products and services. To the extent that the prices of gasoline and other petroleum-based fuels increase, as they have at times in recent years, consumers may turn to other methods of transportation, including more frequent use of public transportation, which could result in a decrease in the use of privately operated vehicles. A decrease in the use of privately operated vehicles may lead to fewer repairs and less demand for the company’s products.

2013 ANNUAL REPORT	57

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 28, 2013. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 28, 2013, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended December 28, 2013, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on this assessment, the company’s management believes that, as of December 28, 2013, our internal control over financial reporting was effective at a reasonable assurance level. The company’s internal control over financial reporting as of December 28, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

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

58	SNAP-ON INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Snap-on Incorporated:

We have audited the internal control over financial reporting of Snap-on Incorporated and subsidiaries (the “Company”) as of December 28, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 28, 2013, and our report dated February 14, 2014, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin February 14, 2014

2013 ANNUAL REPORT	59

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Incorporated by reference to sections entitled “Item 1: Election of Directors,” “Corporate Governance Practices and Board Information” and “Other Information” in Snap-on’s 2014 Annual Meeting Proxy Statement, which is expected to be mailed to shareholders on or about March 11, 2014 (the “2014 Proxy Statement”).

The Section 16(a) filing compliance disclosure pursuant to Item 405 of Regulation S-K is contained in Snap-on’s 2014 Proxy Statement in the section entitled “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Information regarding Snap-on’s executive officers, including their ages, business experience (for at least the last five years) and titles as of December 28, 2013, is presented below:

Nicholas T. Pinchuk (67) – Chairman of the Board of Directors since 2009, President and Chief Executive Officer since December 2007 and President and Chief Operating Officer from April to December 2007. Senior Vice President and President – Worldwide Commercial & Industrial Group from 2002 to 2007. Prior to joining Snap-on, Mr. Pinchuk held various positions, including President of Global Refrigeration Operations and President of Asia Pacific Operations, at Carrier Corporation, a producer of air conditioning, heating and refrigeration systems, and a subsidiary of United Technologies Corporation. Mr. Pinchuk serves on the board of directors of Columbus McKinnon Corporation.

Aldo J. Pagliari (59) – Senior Vice President – Finance and Chief Financial Officer since 2010. President – Snap-on Equipment from 2007 to 2010, and Group Controller / Director of Finance – Commercial & Industrial Group from 2002 to 2007.

Iain Boyd (51) – Vice President – Human Resources since 2007. Vice President, Human Resources – Snap-on Tools Group from 2004 to 2007.

Constance R. Johnsen (56) – Vice President and Controller since 2003.

Thomas L. Kassouf (61) – Senior Vice President and President – Snap-on Tools Group since 2010. Senior Vice President and President – Commercial Division from 2007 to 2010.

Jeanne M. Moreno (59) – Vice President and Chief Information Officer since 2005.

Irwin M. Shur (55) – Vice President, General Counsel and Secretary since 2008.

Thomas J. Ward (61) – Senior Vice President and President – Repair Systems & Information Group since 2010. Senior Vice President and President – Snap-on Tools Group from 2007 to 2010.

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

60	SNAP-ON INCORPORATED

Code of Ethics and Website Disclosure

Snap-on has adopted a written code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, Vice President and Controller, and all other financial officers and executives performing similar functions. Snap-on has posted a copy of the code of ethics in the Investors/Corporate Governance section on the company’s website at www.snapon.com. Snap-on will also post any amendments to these documents, or information about any waivers granted to directors or executive officers with respect to the Code of Business Conduct and Ethics, on the company’s website at www.snapon.com.

Snap-on intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the code of ethics by posting such information in the “Investors” section of its corporate website at www.snapon.com.

Item 11: Executive Compensation

The information required by Item 11 is contained in Snap-on’s 2014 Proxy Statement in the sections entitled “Executive Compensation,” “Board Compensation,” “Compensation Committee Report,” and “Other Information” and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about Snap-on’s equity compensation plans at 2013 year end:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,617,008 (1)	$ 59.35 (2)	3,933,836 (3)
Equity compensation plans not approved by security holders	54,497 (4)	Not Applicable	– (5)

Total	2,671,505	$ 59.35 (2)	3,933,836 (5)

(1)

Includes (i) options to acquire 1,246,332 shares granted under the 2001 Incentive Stock and Awards Plan; (ii) options and stock appreciation rights to acquire 1,304,693 shares granted under the 2011 Incentive Stock and Awards Plan; and (iii) 65,983 shares represented by deferred share units under the Directors’ Fee Plan. Excludes 237,949 and 411,955 shares issuable in connection with the vesting of performance share awards, restricted stock units and restricted stock under the respective 2001 and 2011 Incentive Stock and Awards Plans (collectively, “the Incentive Stock and Awards Plans”). Also excludes shares of common stock that may be issuable under the employee and franchisee stock purchase plans.

(2)

Reflects only the weighted-average exercise price of outstanding stock options and stock appreciation rights granted under the Incentive Stock and Awards Plans and does not include shares represented by deferred share units under the Directors’ Fee Plan and shares issuable in connection with the vesting of restricted stock units or performance units under the Incentive Stock and Awards Plans for which there are no exercise prices. Also excludes shares of common stock that may be issuable under the employee and franchisee stock purchase plans.

(3)

Includes (i) 2,851,663 shares reserved for issuance under the 2011 Incentive Stock and Awards Plan; (ii) 160,549 shares reserved for issuance under the Directors’ Fee Plan; and (iii) 921,624 shares reserved for issuance under the employee stock purchase plan. No further awards may be granted under the 2001 Incentive Stock and Awards Plan.

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

2013 ANNUAL REPORT	61

The additional information required by Item 12 is contained in Snap-on’s 2014 Proxy Statement in the sections entitled “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management” and “Other Information” and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the sections entitled “Corporate Governance Practices and Board Information – Board Information” and “Other Information – Transactions with the Company” in Snap-on’s 2014 Proxy Statement.

Item 14: Principal Accounting Fees and Services

Incorporated by reference to the section entitled “Deloitte & Touche LLP Fee Disclosure” in Snap-on’s 2014 Proxy Statement.

PART IV

Item 15: Exhibits, Financial Statement Schedules

Item 15(a): Documents Filed as Part of This Report:

1. List of Financial Statements

Unless otherwise indicated, references in the accompanying financial statements and notes to “fiscal 2013” or “2013” refer to the fiscal year ended December 28, 2013; references to “fiscal 2012” or “2012” refer to the fiscal year ended December 29, 2012; and references to “fiscal 2011” or “2011” refer to the fiscal year ended December 31, 2011. Balance sheet references in the accompanying financial statements and notes to 2013, 2012 and 2011 year end refer to balances as of December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

The following consolidated financial statements of Snap-on and the Report of Independent Registered Public Accounting Firm thereon, are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Earnings for the 2013, 2012 and 2011 fiscal years.

•	Consolidated Statements of Comprehensive Income for the 2013, 2012 and 2011 fiscal years.

•	Consolidated Balance Sheets as of 2013 and 2012 year end.

•	Consolidated Statements of Equity for the 2013, 2012 and 2011 fiscal years.

•	Consolidated Statements of Cash Flows for the 2013, 2012 and 2011 fiscal years.

•	Notes to Consolidated Financial Statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Snap-on Incorporated:

We have audited the accompanying consolidated balance sheets of Snap-on Incorporated and subsidiaries (the “Company”) as of December 28, 2013, and December 29, 2012, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Snap-on Incorporated and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP Milwaukee, Wisconsin
February 14, 2014

2013 ANNUAL REPORT	63

Consolidated Statements of Earnings

(Amounts in millions, except per share data)	2013	2012	2011
Net sales	$3,056.5	$2,937.9	$2,854.2
Cost of goods sold	(1,583.6)	(1,547.9)	(1,516.3)

Gross profit	1,472.9	1,390.0	1,337.9

Operating expenses	(1,012.4)	(980.3)	(953.7)

Operating earnings before financial services	460.5	409.7	384.2

Financial services revenue	181.0	161.3	124.3
Financial services expenses	(55.3)	(54.6)	(51.4)

Operating earnings from financial services before arbitration settlement	125.7	106.7	72.9
Arbitration settlement	–	–	18.0

Operating earnings from financial services	125.7	106.7	90.9

Operating earnings	586.2	516.4	475.1
Interest expense	(56.1)	(55.8)	(61.2)
Other income (expense) – net	(3.9)	(0.4)	(1.0)

Earnings before income taxes and equity earnings	526.2	460.2	412.9
Income tax expense	(166.7)	(148.2)	(133.7)

Earnings before equity earnings	359.5	312.0	279.2
Equity earnings, net of tax	0.2	2.6	4.6

Net earnings	359.7	314.6	283.8
Net earnings attributable to noncontrolling interests	(9.4)	(8.5)	(7.5)

Net earnings attributable to Snap-on Incorporated	$350.3	$306.1	$276.3

Net earnings per share attributable to Snap-on Incorporated:
Basic	$6.02	$5.26	$4.75
Diluted	5.93	5.20	4.71

Weighted-average shares outstanding:
Basic	58.2	58.2	58.2
Effect of dilutive securities	0.9	0.7	0.5

Diluted	59.1	58.9	58.7

See Notes to Consolidated Financial Statements.

64	SNAP-ON INCORPORATED

Consolidated Statements of Comprehensive Income

(Amounts in millions)	2013	2012	2011
Comprehensive income (loss):
Net earnings	$359.7	$314.6	$283.8
Other comprehensive income (loss):
Foreign currency translation*	(8.6)	35.0	(11.5)

Unrealized cash flow hedges, net of tax:
Reclassification of cash flow hedges to net earnings	(0.4)	(0.4)	(0.4)

Defined benefit pension and postretirement plans:
Net prior service costs and credits and unrecognized gain (loss)	100.2	(19.9)	(121.0)
Income tax benefit (expense)	(37.3)	7.9	42.2

Net of tax	62.9	(12.0)	(78.8)

Realized settlement loss	–	6.8	–
Income tax expense (benefit)	–	(1.7)	–

Net of tax	–	5.1	–

Amortization of net prior service costs and credits and unrecognized loss included in net periodic benefit cost	40.7	42.6	32.2
Income tax expense (benefit)	(15.2)	(19.9)	(11.3)

Net of tax	25.5	22.7	20.9

Total comprehensive income	439.1	365.0	214.0

Comprehensive income attributable to noncontrolling interests	(9.4)	(8.5)	(7.5)

Comprehensive income attributable to Snap-on Incorporated	$429.7	$356.5	$206.5

*	There was no sale or liquidation of a foreign entity; therefore, there is no reclassification adjustment for any period presented.

See Notes to Consolidated Financial Statements.

2013 ANNUAL REPORT	65

Consolidated Balance Sheets

	Fiscal Year End
(Amounts in millions, except share data)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$217.6	$214.5
Trade and other accounts receivable – net	531.6	497.9
Finance receivables – net	374.6	323.1
Contract receivables – net	68.4	62.7
Inventories – net	434.4	404.2
Deferred income tax assets	85.4	81.8
Prepaid expenses and other assets	84.2	84.8

Total current assets	1,796.2	1,669.0
Property and equipment – net	392.5	375.2
Deferred income tax assets	57.1	110.4
Long-term finance receivables – net	560.6	494.6
Long-term contract receivables – net	217.1	194.4
Goodwill	838.8	807.4
Other intangibles – net	190.5	187.2
Other assets	57.2	64.1

Total assets	$4,110.0	$3,902.3

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$113.1	$5.2
Accounts payable	155.6	142.5
Accrued benefits	48.1	50.6
Accrued compensation	95.5	88.3
Franchisee deposits	59.4	54.7
Other accrued liabilities	243.7	247.9

Total current liabilities	715.4	589.2
Long-term debt	858.9	970.4
Deferred income tax liabilities	143.8	127.1
Retiree health care benefits	41.7	48.4
Pension liabilities	135.8	260.7
Other long-term liabilities	84.0	87.5

Total liabilities	1,979.6	2,083.3

Commitments and contingencies (Note 15)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,371,679 and 67,356,950 shares, respectively)	67.4	67.4
Additional paid-in capital	225.1	204.6
Retained earnings	2,324.1	2,067.0
Accumulated other comprehensive loss	(44.8)	(124.2)
Treasury stock at cost (9,255,903 and 9,102,154 shares, respectively)	(458.6)	(412.7)

Total shareholders’ equity attributable to Snap-on Incorporated	2,113.2	1,802.1
Noncontrolling interests	17.2	16.9

Total equity	2,130.4	1,819.0

Total liabilities and equity	$4,110.0	$3,902.3

See Notes to Consolidated Financial Statements.

66	SNAP-ON INCORPORATED

Consolidated Statements of Equity

	Shareholders’ Equity Attributable to Snap-on Incorporated
(Amounts in millions, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at January 1, 2011	$67.3	$169.2	$1,644.1	$(104.8)	$(387.3)	$15.9	$1,404.4
Net earnings for 2011	–	–	276.3	–	–	7.5	283.8
Other comprehensive loss	–	–	–	(69.8)	–	–	(69.8)
Cash dividends – $1.30 per share	–	–	(76.7)	–	–	–	(76.7)
Dividend reinvestment plan and other	–	2.1	–	–	–	(7.0)	(4.9)
Stock compensation plans	–	7.3	–	–	37.8	–	45.1
Share repurchases – 628,000 shares	–	–	–	–	(37.4)	–	(37.4)
Tax benefit from certain stock options	–	2.8	–	–	–	–	2.8

Balance at December 31, 2011	67.3	181.4	1,843.7	(174.6)	(386.9)	16.4	1,547.3
Net earnings for 2012	–	–	306.1	–	–	8.5	314.6
Other comprehensive income	–	–	–	50.4	–	–	50.4
Cash dividends – $1.40 per share	–	–	(81.5)	–	–	–	(81.5)
Dividend reinvestment plan and other	0.1	1.3	(1.3)	–	–	(8.0)	(7.9)
Stock compensation plans	–	13.7	–	–	52.3	–	66.0
Share repurchases – 1,180,000 shares	–	–	–	–	(78.1)	–	(78.1)
Tax benefit from certain stock options	–	8.2	–	–	–	–	8.2

Balance at December 29, 2012	67.4	204.6	2,067.0	(124.2)	(412.7)	16.9	1,819.0
Net earnings for 2013	–	–	350.3	–	–	9.4	359.7
Other comprehensive income	–	–	–	79.4	–	–	79.4
Cash dividends – $1.58 per share	–	–	(92.0)	–	–	–	(92.0)
Dividend reinvestment plan and other	–	–	(1.2)	–	–	(9.1)	(10.3)
Stock compensation plans	–	10.7	–	–	36.7	–	47.4
Share repurchases – 926,000 shares	–	–	–	–	(82.6)	–	(82.6)
Tax benefit from certain stock options	–	9.8	–	–	–	–	9.8

Balance at December 28, 2013	$67.4	$225.1	$2,324.1	$(44.8)	$(458.6)	$17.2	$2,130.4

See Notes to Consolidated Financial Statements.

2013 ANNUAL REPORT	67

Consolidated Statements of Cash Flows

(Amounts in millions)	2013	2012	2011
Operating activities:
Net earnings	$359.7	$314.6	$283.8
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	51.2	50.2	49.3
Amortization of other intangibles	25.5	26.5	25.3
Provision for losses on finance receivables	20.4	18.7	13.3
Provision for losses on non-finance receivables	10.4	12.6	12.9
Stock-based compensation expense	38.5	32.1	20.3
Excess tax benefits from stock-based compensation	(9.8)	(8.2)	(2.8)
Deferred income tax provision	9.5	29.3	5.1
Gain on sale of assets	–	(0.9)	(0.1)
Changes in operating assets and liabilities, net of effects of acquisition:
Increase in trade and other accounts receivable	(42.0)	(43.4)	(36.8)
Increase in contract receivables	(33.7)	(41.1)	(51.5)
Increase in inventories	(32.0)	(13.4)	(60.9)
Increase in prepaid and other assets	(10.3)	(24.8)	(35.7)
Increase (decrease) in accounts payable	8.4	16.6	(21.5)
Decrease in accruals and other liabilities	(3.2)	(39.5)	(72.2)

Net cash provided by operating activities	392.6	329.3	128.5

Investing activities:
Additions to finance receivables	(651.3)	(569.6)	(519.1)
Collections of finance receivables	508.8	445.5	356.9
Capital expenditures	(70.6)	(79.4)	(61.2)
Acquisition of business	(38.2)	–	–
Proceeds from sale of equity investment	–	27.0	–
Disposal of property and equipment	8.4	2.6	3.7
Other	(7.5)	0.8	0.1

Net cash used by investing activities	(250.4)	(173.1)	(219.6)

Financing activities:
Repayment of long-term debt	–	–	(200.0)
Proceeds from short-term borrowings	3.3	16.0	19.7
Repayments of short-term borrowings	(2.4)	(30.3)	(17.9)
Net increase (decrease) in other short-term borrowings	8.1	3.1	(1.2)
Cash dividends paid	(92.0)	(81.5)	(76.7)
Purchase of treasury stock	(82.6)	(78.1)	(37.4)
Proceeds from stock purchase and option plans	29.2	46.8	25.7
Excess tax benefits from stock-based compensation	9.8	8.2	2.8
Other	(11.2)	(11.2)	(8.7)

Net cash used by financing activities	(137.8)	(127.0)	(293.7)

Effect of exchange rate changes on cash and cash equivalents	(1.3)	(0.3)	(1.8)

Increase (decrease) in cash and cash equivalents	3.1	28.9	(386.6)
Cash and cash equivalents at beginning of year	214.5	185.6	572.2

Cash and cash equivalents at end of year	$217.6	$214.5	$185.6

Supplemental cash flow disclosures:
Cash paid for interest	$(55.5)	$(55.6)	$(59.3)
Net cash paid for income taxes	(162.9)	(93.6)	(128.8)

See Notes to Consolidated Financial Statements.

68	SNAP-ON INCORPORATED

Notes to Consolidated Financial Statements

Note 1: Summary of Accounting Policies

Principles of consolidation and presentation: The Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly-owned and majority-owned subsidiaries (collectively, “Snap-on” or “the company”).

Snap-on accounts for investments in unconsolidated affiliates where Snap-on has a greater than 20% but less than 50% ownership interest under the equity method of accounting. Investments in unconsolidated affiliates of $14.2 million and $13.5 million as of year-end 2013 and 2012, respectively, are included in “Other assets” on the accompanying Consolidated Balance Sheets. In 2012, Snap-on sold its equity investment in a non-strategic, unconsolidated affiliate for $32.0 million, including $27.0 million of cash and a five year, $5.0 million note; there was no gain or loss on the sale. No equity investment dividends were received in 2013 or 2012; $5.0 million of equity investment dividends were received in 2011. In the normal course of business, the company may purchase products or services from unconsolidated affiliates; purchases from unconsolidated affiliates were $16.0 million, $15.2 million and $20.1 million in 2013, 2012 and 2011, respectively. The Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated.

Snap-on Credit LLC (“SOC”) is the company’s financial services operation in the United States. Snap-on terminated its SOC financial services joint venture agreement with CIT Group Inc. (“CIT”) in 2009 and subsequently acquired CIT’s 50%-ownership interest in SOC. As a result, SOC became a wholly-owned subsidiary of Snap-on and Snap-on began providing financing for the majority of new finance and contract receivables originated by SOC.

In May 2011, Snap-on and CIT reached an amicable settlement of certain claims relating to payments made during the course of their SOC financial services joint venture and, in the second quarter of 2011, Snap-on recorded an $18.0 million pretax arbitration settlement gain. The $18.0 million arbitration settlement gain is included in “Operating earnings from financial services” on the accompanying Consolidated Statement of Earnings for 2011.

Fiscal year accounting period: Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. The 2013, 2012 and 2011 fiscal years each contained 52 weeks and ended on December 28, 2013 (“2013”), December 29, 2012 (“2012”), and December 31, 2011 (“2011”), respectively.

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

Financial instruments: The fair value of the company’s derivative financial instruments is generally determined using quoted prices in active markets for similar assets and liabilities. The carrying value of the company’s non-derivative financial instruments either approximates fair value, due to their short-term nature, or the amount disclosed for fair value is based upon a discounted cash flow analysis or quoted market values. See Note 10 for further information on financial instruments.

Revenue recognition: Snap-on recognizes revenue from the sale of tools and diagnostic and equipment products when contract terms are met, the price is fixed or determinable, collectability is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer. For sales contingent upon customer acceptance, revenue recognition is deferred until such obligations are fulfilled. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and gross profit margin adjusted for known trends. Provisions for customer volume rebates, discounts and allowances are also recorded as a reduction of reported revenues at the time of sale based on historical experience and known trends. Revenue related to maintenance and subscription agreements is recognized over the terms of the respective agreements.

2013 ANNUAL REPORT	69

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

Franchise fee revenue, including nominal, non-refundable initial fees, is recognized upon the granting of a franchise, which is when the company has performed substantially all initial services required by the franchise agreement. Franchise fee revenue also includes ongoing monthly fees (primarily for sales and business training as well as marketing and product promotion programs) that are recognized as the fees are earned. Franchise fee revenue totaled $11.9 million, $9.9 million and $8.8 million in fiscal 2013, 2012 and 2011, respectively.

Financial services revenue: Snap-on also generates revenue from various financing programs that include (i) installment sales and lease contracts arising from franchisees’ customers and Snap-on’s industrial and other customers for the purchase or lease of tools and diagnostic and equipment products on an extended-term payment plan; and (ii) business loans and vehicle leases to franchisees. These financing programs are offered through Snap-on’s finance subsidiaries. Financial services revenue consists primarily of interest income on finance and contract receivables and is recognized over the life of the contracts, with interest computed on the average daily balances of the underlying contracts.

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

Financial services lease arrangements: Snap-on accounts for its financial services leases as direct financing or sales-type leases. The company determines the gross investment in the lease as the present value of the minimum lease payments using the interest rate implicit in the lease, net of amounts, if any, included therein for executor costs to be paid by Snap-on, together with any profit thereon. The difference between the gross investment in the lease and the cost of the leased property is reported as unearned finance charges. Unearned finance charges are amortized to income over the life of the contract. The default covenants included in the lease arrangements are usual and customary, consistent with industry practice, and do not impact the lease classification. Except in circumstances where the company has concluded that a lessee’s financial condition has deteriorated, the other default covenants under Snap-on’s lease arrangements are objectively determinable.

Research and engineering: Snap-on incurred research and engineering costs of $48.4 million, $44.8 million and $41.2 million in 2013, 2012 and 2011, respectively. Research and engineering costs are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

Internally developed software: Costs incurred in the development of software that will ultimately be sold are capitalized from the time technological feasibility has been attained and capitalization ceases when the related product is ready for general release. During 2013, 2012 and 2011, Snap-on capitalized $19.0 million, $23.0 million and $19.5 million, respectively, of such costs. Amortization of capitalized software development costs, which is included in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings, was $14.9 million in 2013, $14.3 million in 2012 and $12.6 million in 2011. Unamortized capitalized software development costs of $45.1 million as of 2013 year end and $41.1 million as of 2012 year end are included in “Other intangibles – net” on the accompanying Consolidated Balance Sheets.

Internal-use software: Costs that are incurred in creating software solutions and enhancements to those solutions are capitalized only during the application development stage of the project.

70	SNAP-ON INCORPORATED

Shipping and handling: Amounts billed to customers for shipping and handling are included as a component of sales. Costs incurred by Snap-on for shipping and handling are included as a component of cost of goods sold when the costs relate to manufacturing activities. In 2013, 2012 and 2011, Snap-on incurred shipping and handling charges of $37.9 million, $37.1 million and $39.3 million, respectively, that were recorded in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings. Shipping and handling costs incurred in conjunction with selling or distribution activities are included as a component of operating expenses. In 2013, 2012 and 2011, Snap-on incurred shipping and handling charges of $72.7 million, $65.4 million and $64.0 million, respectively; these charges were recorded in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

Advertising and promotion: Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. For 2013, 2012 and 2011, advertising and promotion expenses totaled $49.9 million, $50.1 million and $46.3 million, respectively. Advertising and promotion costs are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

Warranties: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. See Note 15 for information on warranties.

Foreign currency: The financial statements of Snap-on’s foreign subsidiaries are translated into U.S. dollars. Assets and liabilities of foreign subsidiaries are translated at current rates of exchange, and income and expense items are translated at the average exchange rate for the period. The resulting translation adjustments are recorded directly into “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets. Foreign exchange transactions, net of foreign currency hedges, resulted in pretax losses of $4.4 million, $0.7 million and $2.6 million in 2013, 2012 and 2011, respectively. Foreign exchange transaction gains and losses are reported in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings.

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

Per share data: Basic earnings per share calculations were computed by dividing net earnings attributable to Snap-on Incorporated by the corresponding weighted-average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. As of December 28, 2013, there were no options outstanding that were anti-dilutive. Options to purchase 296,643 shares and 2,218,407 shares of Snap-on common stock for the years ended 2012 and 2011, respectively, were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common stock for the respective year and, as a result, the effect on earnings per share would be anti-dilutive. Performance-based equity awards do not affect the diluted earnings per share calculation until it is determined that the applicable performance metrics have been met. Snap-on had dilutive securities totaling 881,381 shares, 669,503 shares and 533,056 shares, as of the end of fiscal 2013, 2012 and 2011, respectively. See Note 13 for further information on equity awards.

2013 ANNUAL REPORT	71

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

Derivatives: Snap-on utilizes derivative financial instruments, including foreign currency forward contracts, interest rate swap agreements, treasury lock agreements and prepaid equity forward agreements to manage its exposures to foreign currency exchange rate risks, interest rate risks, and market risk associated with the stock-based portion of its deferred compensation plans. Snap-on accounts for its derivative instruments at fair value. Snap-on does not hold or issue financial instruments for speculative or trading purposes. See Note 10 for further information on derivatives.

Cash equivalents: Snap-on considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of 2013 and 2012 year end, cash equivalents primarily consisted of AAA-rated money market funds of $91.6 million and $84.8 million, respectively. Cash equivalents are stated at cost, which approximates market value, and are considered to be Level 1 in the fair value hierarchy.

Receivables and allowances for doubtful accounts: All trade, finance and contract receivables are reported on the Consolidated Balance Sheets at their outstanding principal balance adjusted for any charge-offs and net of allowances for doubtful accounts. Finance and contract receivables also include accrued interest and contract acquisition costs, net of contract acquisition fees.

Snap-on maintains allowances for doubtful accounts to absorb probable losses inherent in its portfolio of receivables. The allowances for doubtful accounts represent management’s estimate of the losses inherent in the company’s receivables portfolio based on ongoing assessments and evaluations of collectability and historical loss experience. In estimating losses inherent in each of its receivable portfolios (trade, finance and contract receivables), Snap-on uses historical loss experience rates by portfolio and applies them to a related aging analysis. Determination of the proper level of allowances by portfolio requires management to exercise significant judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net income. The allowances for doubtful accounts takes into consideration numerous quantitative and qualitative factors, by receivable type, including historical loss experience, collection experience, delinquency trends, economic conditions and credit risk quality as follows:

•

Snap-on evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect the customers’ ability to pay. These factors may include customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information.

•

For finance and contract receivables, Snap-on assesses quantitative and qualitative factors through the use of credit quality indicators consisting primarily of collection experience and other internal metrics as follows:

•

Collection experience – Snap-on conducts monthly reviews of credit and collection performance for each of its finance and contract receivable portfolios focusing on data such as delinquency trends, non-performing assets, and charge-off and recovery activity. These reviews allow for the formulation of collection strategies and potential collection policy modifications in response to changing risk profiles in the finance and contract receivable portfolios.

•

Other internal metrics – Snap-on maintains a system that aggregates credit exposure by customer, industry, risk classification and geographical area, among other factors, to further monitor changing risk profiles.

72	SNAP-ON INCORPORATED

Management performs detailed reviews of its receivables on a monthly and/or quarterly basis to assess the adequacy of the allowances based on historical and current trends and other factors affecting credit losses and to determine if any impairment has occurred. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the agreement. Additions to the allowances for doubtful accounts are maintained through adjustments to the provision for credit losses, which are charged to current period earnings; amounts determined to be uncollectable are charged directly against the allowances, while amounts recovered on previously charged-off accounts increase the allowances. Net charge-offs include the principal amount of losses charged-off as well as charged-off interest and fees. Recovered interest and fees previously charged-off are recorded through the allowances for doubtful accounts and increase the allowances. Finance receivables are assessed for charge-off when an account becomes 120 days past due and are charged-off typically within 60 days of asset repossession. Contract receivables related to equipment leases are generally charged-off when an account becomes 150 days past due, while contract receivables related to franchise finance and van leases are generally charged-off up to 180 days past the asset return date. For finance and contract receivables, customer bankruptcies are generally charged-off upon notification that the associated debt is not being reaffirmed or, in any event, no later than 180 days past due.

Snap-on does not believe that its trade accounts, finance or contract receivables represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. See Note 3 for further information on receivables and allowances for doubtful accounts.

Other accrued liabilities: Supplemental balance sheet information for “Other accrued liabilities” as of 2013 and 2012 year end is as follows:

(Amounts in millions)	2013	2012
Income taxes	$7.7	$19.6
Accrued restructuring	4.0	7.2
Accrued warranty	17.0	18.9
Deferred subscription revenue	26.6	24.8
Accrued property, payroll and other taxes	31.3	32.9
Accrued selling and promotion expense	24.5	26.6
Other	132.6	117.9

Total other accrued liabilities	$243.7	$247.9

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

2013 ANNUAL REPORT	73

Notes to Consolidated Financial Statements (continued)

Goodwill and other intangible assets: Goodwill and other indefinite-lived assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Annual impairment tests are performed by the company in the second quarter of each year. Snap-on evaluates the existence of goodwill and indefinite-lived intangible asset impairment on the basis of whether the assets are fully recoverable from projected, discounted cash flows of the related business unit or asset. Intangible assets with finite lives are amortized over their estimated useful lives using straight-line and accelerated methods depending on the nature of the particular asset. See Note 6 for further information on goodwill and other intangible assets.

New accounting standards

Disclosures Relating to Accumulated Other Comprehensive Income

The Financial Accounting Standards Board (“FASB”) issued authoritative guidance in February 2013 that amends the presentation of accumulated other comprehensive income and clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income. The guidance, which became effective for Snap-on on a prospective basis at the beginning of its 2013 fiscal year, requires footnote disclosure regarding the changes in accumulated other comprehensive income by component and the line items affected in the statements of earnings. The adoption of this updated authoritative guidance did not have a significant impact on the company’s Consolidated Financial Statements. See Note 17 for additional information.

Note 2: Acquisition

On May 13, 2013, Snap-on acquired 100% of Challenger Lifts, Inc. (“Challenger”) for a cash purchase price of $38.2 million, including post-closing adjustments. Challenger designs, manufactures and distributes a comprehensive line of vehicle lifts and accessories to a diverse customer base in the automotive repair sector. The acquisition of the Challenger vehicle lift product line complemented and increased Snap-on’s existing undercar equipment offering, broadened its established capabilities in serving vehicle repair facilities and expanded the company’s presence with repair shop owners and managers. For segment reporting purposes, the results of operations and assets of Challenger have been included in the Repair Systems & Information Group since the date of acquisition. Pro forma financial information has not been presented as the net effects of the Challenger acquisition were neither significant nor material to Snap-on’s results of operations or financial position.

Note 3: Receivables

Trade and Other Accounts Receivable

Snap-on’s trade and other accounts receivable primarily arise from the sale of tools and diagnostic and equipment products to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel on a non-extended-term basis with payment terms generally ranging from 30 to 120 days.

The components of Snap-on’s trade and other accounts receivable as of 2013 and 2012 year end are as follows:

(Amounts in millions)	2013	2012
Trade and other accounts receivable	$546.5	$516.9
Allowances for doubtful accounts	(14.9)	(19.0)

Total trade and other accounts receivable – net	$531.6	$497.9

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

74	SNAP-ON INCORPORATED

Snap-on’s finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with expected average payment terms of 34 months. Contract receivables, with payment terms of up to 10 years, are comprised of extended-term installment payment contracts to a broad base of industrial and other customers worldwide, including shop owners, both independents and national chains, for their purchase of tools and diagnostic and equipment products. Contract receivables also include extended-term installment loans to franchisees to meet a number of financing needs including working capital loans, loans to enable new franchisees to fund the purchase of the franchise and van leases. Finance and contract receivables are generally secured by the underlying tools and diagnostic or equipment products financed and, for installment loans to franchisees, other franchisee assets.

Snap-on did not have any significant purchases or sales of finance or contract receivables during 2013, 2012 or 2011.

The components of Snap-on’s current finance and contract receivables as of 2013 and 2012 year end are as follows:

(Amounts in millions)	2013	2012
Finance receivables, net of unearned finance charges of $14.1 million and $8.4 million, respectively	$385.3	$331.7
Contract receivables, net of unearned finance charges of $13.0 million and $9.3 million, respectively	69.6	63.7

Total	454.9	395.4

Allowances for doubtful accounts:
Finance receivables	(10.7)	(8.6)
Contract receivables	(1.2)	(1.0)

Total	(11.9)	(9.6)

Total current finance and contract receivables – net	$443.0	$385.8

Finance receivables – net	$374.6	$323.1
Contract receivables – net	68.4	62.7

Total current finance and contract receivables – net	$443.0	$385.8

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of 2013 and 2012 year end are as follows:

(Amounts in millions)	2013	2012
Finance receivables, net of unearned finance charges of $8.9 million and $11.8 million, respectively	$577.7	$512.5
Contract receivables, net of unearned finance charges of $17.3 million and $18.1 million, respectively	219.2	196.6

Total	796.9	709.1

Allowances for doubtful accounts:
Finance receivables	(17.1)	(17.9)
Contract receivables	(2.1)	(2.2)

Total	(19.2)	(20.1)

Total long-term finance and contract receivables – net	$777.7	$689.0

Finance receivables – net	$560.6	$494.6
Contract receivables – net	217.1	194.4

Total long-term finance and contract receivables – net	$777.7	$689.0

2013 ANNUAL REPORT	75

Notes to Consolidated Financial Statements (continued)

Long-term finance and contract receivables installments, net of unearned finance charges, as of 2013 and 2012 year end are scheduled as follows:

	2013		2012
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Due in Months:
13 – 24	$287.2	$53.3	$261.1	$54.6
25 – 36	179.6	45.6	160.1	45.4
37 – 48	84.0	36.9	65.1	32.4
49 – 60	26.7	28.9	25.5	21.4
Thereafter	0.2	54.5	0.7	42.8

Total	$577.7	$219.2	$512.5	$196.6

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

Contract receivables are generally placed on nonaccrual status (i) when a receivable is more than 90 days past due or at the point a customer’s account is placed on terminated status regardless of its delinquency status; (ii) upon notification of the death of a customer; or (iii) in other instances in which management concludes collectability is not reasonably assured. Contract receivables that are considered nonperforming include receivables that are on nonaccrual status.

The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the applicable agreement. Impaired receivables are covered by the company’s finance and contract allowances for doubtful accounts reserves and are charged-off against the reserves when appropriate. As of 2013 and 2012 year end, there were $15.2 million and $13.4 million, respectively, of impaired finance receivables, and there were $1.0 million and $0.9 million, respectively, of impaired contract receivables.

It is the general practice of Snap-on’s financial services business to not engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain impaired receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of 2013 and 2012 year end were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

The aging of finance and contract receivables as of 2013 and 2012 year end is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
2013 year end:
Finance receivables	$9.3	$5.7	$9.6	$24.6	$938.4	$963.0	$7.0
Contract receivables	1.2	0.8	0.7	2.7	286.1	288.8	0.1
2012 year end:
Finance receivables	$9.2	$5.5	$8.4	$23.1	$821.1	$844.2	$6.2
Contract receivables	1.3	0.6	1.0	2.9	257.4	260.3	0.3

76	SNAP-ON INCORPORATED

The amount of performing and nonperforming finance and contract receivables based on payment activity as of 2013 and 2012 year end is as follows:

	2013		2012
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$947.8	$287.8	$830.8	$259.4
Nonperforming	15.2	1.0	13.4	0.9

Total	$963.0	$288.8	$844.2	$260.3

The amount of finance and contract receivables on nonaccrual status as of 2013 and 2012 year end is as follows:

(Amounts in millions)	2013	2012
Finance receivables	$8.3	$7.2
Contract receivables	1.0	0.9

The following is a rollforward of the allowances for credit losses for finance and contract receivables for 2013 and 2012:

	2013		2012
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of year	$26.5	$3.2	$24.2	$4.1
Provision for bad debt expense	20.4	2.2	18.7	0.5
Charge-offs	(23.5)	(2.2)	(20.6)	(1.7)
Recoveries	4.5	0.2	4.2	0.3
Currency translation	(0.1)	(0.1)	–	–

End of year	$27.8	$3.3	$26.5	$3.2

The following is a rollforward of the combined allowances for doubtful accounts related to trade and other accounts receivable, as well as finance and contract receivables for 2013, 2012 and 2011:

(Amounts in millions)	Balance at Beginning of Year	Expenses	Deductions (1)	Balance at End of Year
Allowances for doubtful accounts:
2013	$48.7	$30.7	$(33.4)	$46.0
2012	50.3	31.3	(32.9)	48.7
2011	52.5	26.2	(28.4)	50.3

(1)	Represents write-offs of bad debts, net of recoveries, and the net impact of currency translation.

2013 ANNUAL REPORT	77

Notes to Consolidated Financial Statements (continued)

Note 4: Inventories

Inventories by major classification as of 2013 and 2012 year end are as follows:

(Amounts in millions)	2013	2012
Finished goods	$374.7	$353.6
Work in progress	45.0	38.6
Raw materials	87.3	83.8

Total FIFO value	507.0	476.0
Excess of current cost over LIFO cost	(72.6)	(71.8)

Total inventories – net	$434.4	$404.2

Inventories accounted for using the FIFO method as of both 2013 and 2012 year end approximated 60% of total inventories. The company accounts for its non-U.S. inventory on the FIFO method. As of 2013 year end, approximately 31% of the company’s U.S. inventory was accounted for using the FIFO method and 69% was accounted for using the LIFO method. There were no LIFO inventory liquidations in 2013, 2012 or 2011.

Note 5: Property and Equipment

Snap-on’s property and equipment values (which are carried at cost) as of 2013 and 2012 year end are as follows:

(Amounts in millions)	2013	2012
Land	$19.6	$19.4
Buildings and improvements	292.0	286.2
Machinery, equipment and computer software	725.4	684.6

Property and equipment – gross	1,037.0	990.2
Accumulated depreciation and amortization	(644.5)	(615.0)

Property and equipment – net	$392.5	$375.2

The estimated service lives of property and equipment are principally as follows:

Buildings and improvements	3 to 50 years
Machinery, equipment and computer software	2 to 15 years

The cost and accumulated depreciation of property and equipment under capital leases as of 2013 and 2012 year end are as follows:

(Amounts in millions)	2013	2012
Buildings and improvements	$23.5	$27.4
Machinery, equipment and computer software	–	1.6
Accumulated depreciation	(10.1)	(11.3)

Net book value	$13.4	$17.7

Depreciation expense was $51.2 million, $50.2 million and $49.3 million in 2013, 2012 and 2011, respectively.

78	SNAP-ON INCORPORATED

Note 6: Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for 2013 and 2012 are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of 2011 year end	$297.0	$12.5	$486.3	$795.8
Currency translation	9.9	–	1.7	11.6

Balance as of 2012 year end	306.9	12.5	488.0	807.4
Currency translation	5.6	–	1.0	6.6
Acquisition	–	–	24.8	24.8

Balance as of 2013 year end	$312.5	$12.5	$513.8	$838.8

Goodwill of $838.8 million as of 2013 year end includes $24.8 million of non-tax-deductible goodwill resulting from the purchase accounting related to the May 2013 Challenger acquisition. See Note 2 for additional information on the company’s acquisition of Challenger.

Additional disclosures related to other intangible assets as of 2013 and 2012 year end are as follows:

	2013		2012
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$140.8	$(62.8)	$135.3	$(54.1)
Developed technology	19.5	(19.2)	19.4	(18.8)
Internally developed software	125.3	(80.2)	107.2	(66.1)
Patents	28.8	(20.4)	28.1	(19.4)
Trademarks	2.8	(1.6)	2.6	(1.4)
Other	7.3	(1.4)	7.1	(1.2)

Total	324.5	(185.6)	299.7	(161.0)
Non-amortized trademarks	51.6	–	48.5	–

Total other intangible assets	$376.1	$(185.6)	$348.2	$(161.0)

The gross carrying values of customer relationships and non-amortized trademarks as of 2013 year end include $5.2 million and $3.2 million, respectively, related to the Challenger acquisition. See Note 2 for additional information on the company’s acquisition of Challenger.

Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of 2013 year end, the company has no accumulated impairment losses.

The weighted-average amortization periods related to other intangible assets are as follows:

In Years
Customer relationships	16
Developed technology	5
Internally developed software	3
Patents	10
Trademarks	6
Other	39

2013 ANNUAL REPORT	79

Notes to Consolidated Financial Statements (continued)

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

The aggregate amortization expense for 2013, 2012 and 2011 was $25.5 million, $26.5 million and $25.3 million, respectively. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $22.8 million in 2014, $17.3 million in 2015, $13.0 million in 2016, $10.4 million in 2017, and $9.0 million in 2018.

Note 7: Exit and Disposal Activities

Snap-on recorded costs associated with exit and disposal activities of $6.4 million and $16.5 million during 2013 and 2012, respectively. The 2013 and 2012 costs associated with exit and disposal activities by operating segment are as follows:

(Amounts in millions)	2013	2012
Exit and disposal costs:
Cost of goods sold:
Commercial & Industrial Group	$2.5	$3.6
Snap-on Tools Group	0.2	7.1
Repair Systems & Information Group	1.7	0.2

Total cost of goods sold	4.4	10.9

Operating expenses:
Commercial & Industrial Group	0.4	5.3
Snap-on Tools Group	0.3	0.1
Repair Systems & Information Group	1.2	0.2

Total operating expenses	1.9	5.6

Financial Services	0.1	–

Total exit and disposal costs:
Commercial & Industrial Group	2.9	8.9
Snap-on Tools Group	0.5	7.2
Repair Systems & Information Group	2.9	0.4
Financial Services	0.1	–

Total exit and disposal costs	$6.4	$16.5

Costs associated with exit and disposal activities in 2013 primarily related to headcount reductions from the ongoing optimization of the company’s cost structure in Europe and various other management and realignment actions. Costs associated with exit and disposal activities in 2012 primarily related to the settlement of a pension plan as a result of the 2011 closure of the company’s former Newmarket, Canada, facility, as well as headcount reductions largely to improve the company’s cost structure in Europe. Of the $6.4 million of exit and disposal costs incurred in 2013, $6.0 million qualified for accrual treatment. Of the $16.5 million of exit and disposal costs incurred in 2012, $8.8 million qualified for accrual treatment.

80	SNAP-ON INCORPORATED

Snap-on’s exit and disposal accrual activity related to 2013 and 2012 actions is as follows:

(Amounts in millions)	Balance at 2011 Year End	Provision (reversal) in 2012	Usage in 2012	Balance at 2012 Year End	Provision in 2013	Usage in 2013	Balance at 2013 Year End
Severance costs:
Commercial & Industrial Group	$3.6	$8.7	$(6.1)	$6.2	$2.8	$(7.5)	$1.5
Snap-on Tools Group	0.6	(0.1)	(0.4)	0.1	0.2	(0.1)	0.2
Repair Systems & Information Group	3.8	0.2	(3.3)	0.7	2.9	(1.3)	2.3
Financial Services	–	–	–	–	0.1	(0.1)	–

Facility-related costs:
Commercial & Industrial Group	0.4	–	(0.2)	0.2	–	(0.2)	–

Total	$8.4	$8.8	$(10.0)	$7.2	$6.0	$(9.2)	$4.0

Snap-on reduced headcount by approximately 125 employees in 2013 as part of its restructuring actions. The exit and disposal accrual of $4.0 million as of 2013 year end is expected to be fully utilized in 2014.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 8: Income Taxes

The source of earnings before income taxes and equity earnings consisted of the following:

(Amounts in millions)	2013	2012	2011
United States	$406.7	$365.2	$335.5
Foreign	119.5	95.0	77.4

Total	$526.2	$460.2	$412.9

The provision (benefit) for income taxes consisted of the following:

(Amounts in millions)	2013	2012	2011
Current:
Federal	$115.5	$80.3	$88.4
Foreign	27.6	26.1	26.0
State	14.1	12.5	14.2

Total current	157.2	118.9	128.6

Deferred:
Federal	6.9	32.7	8.4
Foreign	2.0	(8.2)	(0.8)
State	0.6	4.8	(2.5)

Total deferred	9.5	29.3	5.1

Total income tax provision	$166.7	$148.2	$133.7

2013 ANNUAL REPORT	81

Notes to Consolidated Financial Statements (continued)

The following is a reconciliation of the statutory federal income tax rate to Snap-on’s effective tax rate:

	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	2.1	2.5	2.7
Noncontrolling interests	(0.6)	(0.6)	(0.6)
Repatriation of foreign earnings	–	(1.3)	(1.9)
Change in valuation allowance for deferred tax assets	0.7	1.0	(0.1)
Adjustments to tax accruals and reserves	(1.3)	(1.7)	0.2
Foreign rate differences	(1.7)	(1.5)	(1.6)
Domestic production activities deduction	(2.7)	(1.6)	(0.1)
Other	0.2	0.4	(1.2)

Effective tax rate	31.7%	32.2%	32.4%

Snap-on’s effective income tax rate on net earnings attributable to Snap-on Incorporated was 32.3% in 2013, 32.8% in 2012, and 33.0% in 2011.

Temporary differences that give rise to the net deferred income tax asset (liability) as of 2013, 2012 and 2011 year end are as follows:

(Amounts in millions)	2013	2012	2011
Current deferred income tax assets (liabilities):
Inventories	$24.4	$25.0	$24.2
Accruals not currently deductible	63.2	60.4	73.4
Valuation allowance	(2.4)	(3.7)	(5.6)

Total current (included in deferred income tax assets and other accrued liabilities)	85.2	81.7	92.0

Long-term deferred income tax assets (liabilities):
Employee benefits	62.5	108.1	133.9
Net operating losses	59.9	59.2	52.2
Depreciation and amortization	(180.8)	(161.4)	(150.4)
Valuation allowance	(43.0)	(40.2)	(34.8)
Equity-based compensation	17.6	17.1	14.8
Other	(2.9)	0.4	1.4

Total long term	(86.7)	(16.8)	17.1

Net deferred income tax asset (liability)	$(1.5)	$64.9	$109.1

As of 2013 year end, Snap-on had tax net operating loss carryforwards totaling $328.6 million as follows:

(Amounts in millions)	State	United States	Foreign	Total
Year of expiration:
2014-2018	$–	$–	$31.5	$31.5
2019-2023	0.1	–	1.4	1.5
2024-2028	0.1	–	36.6	36.7
2029-2033	144.3	–	15.0	159.3
Indefinite	–	–	99.6	99.6

Total net operating loss carryforwards	$144.5	$–	$184.1	$328.6

82	SNAP-ON INCORPORATED

A valuation allowance totaling $45.4 million, $43.9 million and $40.4 million as of 2013, 2012 and 2011 year end, respectively, has been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more- likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period fluctuate.

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2013, 2012 and 2011:

(Amounts in millions)	2013	2012	2011
Unrecognized tax benefits at beginning of year	$6.8	$11.0	$11.1
Gross increases – tax positions in prior periods	1.5	0.7	0.5
Gross decreases – tax positions in prior periods	(1.6)	(4.9)	(0.4)
Gross increases – tax positions in the current period	0.5	1.2	2.8
Settlements with taxing authorities	(2.1)	–	(1.2)
Lapsing of statutes of limitations	(0.5)	(1.2)	(1.8)

Unrecognized tax benefits at end of year	$4.6	$6.8	$11.0

Of the $4.6 million, $6.8 million and $11.0 million of unrecognized tax benefits as of 2013, 2012 and 2011 year end, respectively, approximately $4.6 million, $4.1 million and $9.1 million, respectively, would impact the effective income tax rate if recognized.

Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During 2013 and 2012, the company reversed a net $0.6 million and $0.5 million, respectively, of interest and penalties to income associated with unrecognized tax benefits. As of 2013, 2012 and 2011 year end, the company has provided for $0.9 million, $1.6 million and $1.6 million, respectively, of accrued interest and penalties related to unrecognized tax benefits. The unrecognized tax benefits and related accrued interest and penalties are included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease by a range of zero to $1.1 million. Over the next 12 months, Snap-on anticipates taking certain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase by a range of zero to $0.8 million over the next 12 months for uncertain tax positions expected to be taken in future tax filings.

With few exceptions, Snap-on is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years prior to 2008, and Snap-on is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2006.

The undistributed earnings of all non-U.S. subsidiaries totaled $556.0 million, $492.2 million and $416.4 million as of 2013, 2012 and 2011 year end, respectively. Snap-on has not provided any deferred taxes on these undistributed earnings as it considers the undistributed earnings to be permanently invested. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

2013 ANNUAL REPORT	83

Notes to Consolidated Financial Statements (continued)

Note 9: Short-term and Long-term Debt

Short-term and long-term debt as of 2013 and 2012 year end consisted of the following:

(Amounts in millions)	2013	2012
5.85% unsecured notes due March 2014	$100.0	$100.0
5.50% unsecured notes due 2017	150.0	150.0
4.25% unsecured notes due 2018	250.0	250.0
6.70% unsecured notes due 2019	200.0	200.0
6.125% unsecured notes due 2021	250.0	250.0
Other debt*	22.0	25.6

	972.0	975.6
Less: notes payable and current maturities of long-term debt	(113.1)	(5.2)

Total long-term debt	$858.9	$970.4

*	Includes fair value adjustments related to interest rate swaps.

Notes payable and current maturities of long-term debt of $113.1 million as of December 28, 2013, includes $100.0 million of 5.85% unsecured notes that mature on March 1, 2014 (“the 2014 Notes”) and $13.1 million of other notes. Snap-on anticipates repaying the 2014 Notes upon maturity with available cash on hand coupled with its sources of borrowings. As of 2012 year end, the 2014 Notes were included in “Long-term debt” on the accompanying Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the December 29, 2012 year-end balance sheet date. Notes payable as of 2012 year end totaled $5.2 million.

The annual maturities of Snap-on’s long-term debt and notes payable over the next five years are $113.1 million in 2014, no maturities in 2015 or 2016, $150.0 million in 2017 and $250 million in 2018.

Average notes payable outstanding were $13.4 million in 2013 and $14.1 million in 2012. The weighted-average interest rate on notes payable was 10.85% in 2013 and 6.34% in 2012. As of 2013 and 2012 year end, the weighted-average interest rate on outstanding notes payable was 12.73% and 6.36%, respectively. The higher 2013 weighted-average interest rates primarily relate to local borrowings in emerging growth markets where rates are generally higher. No commercial paper was outstanding as of 2013 or 2012 year end.

On September 27, 2013, Snap-on amended and restated its $500 million multi-currency revolving credit facility that was set to terminate on December 8, 2016, by entering into a five-year, $700 million multi-currency revolving credit facility that terminates on September 27, 2018 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of 2013 year end. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss; or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended. As of 2013 year end, the company’s actual ratios of 0.30 and 1.33, respectively, were both within the permitted ranges set forth in this financial covenant.

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

Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of 2013 year end, Snap-on was in compliance with all covenants of its Credit Facility and debt agreements.

84	SNAP-ON INCORPORATED

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

The company is exposed to global market risks, including the effects of changes in foreign currency exchange rates, interest rates, and the company’s stock price, and therefore uses derivatives to manage financial exposures that occur in the normal course of business. The primary risks managed by using derivative instruments are foreign currency risk, interest rate risk and stock-based deferred compensation risk.

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

As of 2013 year end, Snap-on had $197.1 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $89.1 million in euros, $64.3 million in Swedish kronor, $33.8 million in Australian dollars, $26.2 million in British pounds, $12.7 million in Singapore dollars, $7.8 million in Hong Kong dollars, $5.5 million in South Korean won, and $4.7 million in Mexican pesos, and sell contracts comprised of $25.6 million in Canadian dollars, $12.2 million in Japanese yen, $4.8 million in Danish kroner, and $4.4 million in other currencies. As of 2012 year end, Snap-on had $199.0 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $90.0 million in euros, $74.9 million in Swedish kronor, $34.7 million in Australian dollars, $33.0 million in British pounds, $12.0 million in Singapore dollars, $7.0 million in Hong Kong dollars, $5.1 million in South Korean won, $2.5 million in Chilean pesos, and $3.5 million in other currencies, and sell contracts including $41.6 million in Canadian dollars, $11.1 million in Japanese yen, $3.5 million in Argentine pesos, $2.6 million in Turkish lira, and $4.9 million in other currencies.

Interest rate risk management: Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements.

Snap-on enters into interest rate swap agreements (“interest rate swaps”) to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Consolidated Statements of Earnings. The effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100.0 million as of both 2013 and 2012 year end.

2013 ANNUAL REPORT	85

Notes to Consolidated Financial Statements (continued)

Snap-on enters into treasury lock agreements (“treasury locks”) from time to time to manage the potential change in interest rates in anticipation of issuing fixed rate debt. Treasury locks are accounted for as cash flow hedges. The effective differentials paid or received on treasury locks related to the anticipated issuance of fixed rate debt are recognized as adjustments to “Interest expense” on the accompanying Consolidated Statements of Earnings. There were no treasury locks outstanding as of 2013 or 2012 year end, and no treasury locks were settled in 2013 or 2012.

Stock-based deferred compensation risk management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of 2013 year end, Snap-on had equity forwards in place intended to manage market risk with respect to 105,800 shares of Snap-on common stock associated with its deferred compensation plans.

Fair value measurements: Snap-on has derivative assets and liabilities related to interest rate swaps, foreign currency forwards and equity forwards that are measured at Level 2 fair value on a recurring basis. The fair value of derivative instruments included within the Consolidated Balance Sheets as of 2013 and 2012 year end are as follows:

		2013		2012
(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$10.1	$–	$21.4	$–

Derivatives not designated as hedging instruments:
Foreign currency forwards	Prepaid expenses and other assets	$4.1	$–	$8.9	$–
Foreign currency forwards	Other accrued liabilities	–	5.6	–	1.8
Equity forwards	Prepaid expenses and other assets	11.5	–	–	–

Total		15.6	5.6	8.9	1.8

Total derivative instruments		$25.7	$5.6	$30.3	$1.8

As of 2013 and 2012 year end, the fair value adjustment to long-term debt related to the interest rate swaps was $10.1 million and $21.4 million, respectively.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Equity forwards are valued using a market approach based primarily on the company’s stock price at the reporting date. The company did not have any assets or liabilities measured at Level 1 or Level 3, nor did it implement any changes in its valuation techniques as of and for the 2013 and 2012 years ended.

The effect of derivative instruments designated as fair value hedges as included in the Consolidated Statements of Earnings is as follows:

		Effective Portion of Gain Recognized in Income
(Amounts in millions)	Statement of Earnings Presentation	2013	2012	2011
Derivatives designated as fair value hedges:
Interest rate swaps	Interest expense	$4.0	$3.4	$4.9

86	SNAP-ON INCORPORATED

The effect of derivative instruments designated as cash flow hedges as included in Accumulated OCI on the Consolidated Balance Sheets and the Consolidated Statements of Earnings is as follows:

(Amounts in millions)	Effective Portion of Gain Recognized in Accumulated OCI				Effective Portion of Gain Reclassified from Accumulated OCI into Income
	2013	2012	2011	Statement of Earnings Presentation	2013	2012	2011
Derivatives designated as cash flow hedges:
Treasury locks	$–	$–	$–	Interest expense	$0.4	$0.4	$0.4

The effects of derivative instruments not designated as hedging instruments as included in the Consolidated Statements of Earnings are as follows:

		Gain Recognized in Income
(Amounts in millions)	Statement of Earnings Presentation	2013	2012	2011
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other income (expense) – net	$1.9	$11.0	$7.8
Equity forwards	Operating expenses	3.3	–	–

Snap-on’s foreign currency forwards are typically not designated as hedges for financial reporting purposes. The fair value changes of foreign currency forwards not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. The $1.9 million derivative gain recognized in 2013 was more than offset by transaction losses on net exposures of $6.3 million, resulting in a net foreign exchange loss of $4.4 million. The $11.0 million derivative gain recognized in 2012 was more than offset by transaction losses on net exposures of $11.7 million, resulting in a net foreign exchange loss of $0.7 million. The $7.8 million derivative gain recognized in 2011 was more than offset by transaction losses on net exposures of $10.4 million, resulting in a net foreign exchange loss of $2.6 million. The resulting net foreign exchange losses are included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. See Note 16 for additional information on “Other income (expense) – net.”

Snap-on’s equity forwards are not designated as hedges for financial reporting purposes. The fair value changes of equity forwards are reported in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

As of 2013 year end, the maximum maturity date of any fair value hedge was eight years. During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $0.2 million after tax at the time the underlying hedge transactions are realized.

See the accompanying Consolidated Statements of Comprehensive Income for additional information on changes in comprehensive income.

Counterparty risk: Snap-on is exposed to credit losses in the event of non-performance by the counterparties to its various financial agreements, including its foreign currency forward contracts, interest rate swap agreements and prepaid equity forward agreements. Snap-on does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparties and generally enters into agreements with financial institution counterparties with a credit rating of A- or better. Snap-on does not anticipate non-performance by its counterparties, but cannot provide assurances.

2013 ANNUAL REPORT	87

Notes to Consolidated Financial Statements (continued)

Fair value of financial instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements as of 2013 and 2012 year end are as follows:

	2013		2012
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$935.2	$1,084.1	$817.7	$948.9
Contract receivables – net	285.5	326.7	257.1	300.6
Long-term debt and notes payable and current maturities of long-term debt	972.0	1,078.9	975.6	1,126.7

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

Note 11: Pension Plans

Snap-on has several non-contributory defined benefit pension plans covering most U.S. employees and certain employees in foreign countries. Snap-on also has foreign contributory defined benefit pension plans covering certain foreign employees. Retirement benefits are generally provided based on employees’ years of service and average earnings or stated amounts for years of service. Normal retirement age is 65, with provisions for earlier retirement. In 2012, the company settled a Canadian pension plan following the 2011 closure of its Newmarket, Canada, facility.

The status of Snap-on’s pension plans as of 2013 and 2012 year end are as follows:

(Amounts in millions)	2013	2012
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,229.3	$1,169.7
Service cost	20.3	21.1
Interest cost	51.4	52.0
Plan participants’ contributions	1.2	1.3
Plan settlements	–	(13.6)
Plan curtailments	(0.1)	(0.1)
Benefits paid	(59.5)	(55.8)
Plan amendments	(0.5)	(10.2)
Actuarial (gain) loss	(88.9)	57.9
Foreign currency impact	(0.9)	7.0

Benefit obligation at end of year	$1,152.3	$1,229.3

88	SNAP-ON INCORPORATED

	2013	2012
Change in plan assets:
Fair value of plan assets at beginning of year	$964.0	$846.1
Actual return on plan assets	75.1	94.3
Plan participants’ contributions	1.2	1.3
Employer contributions	35.3	87.5
Benefits paid	(59.5)	(55.8)
Plan settlements	–	(13.6)
Foreign currency impact	(0.7)	4.2

Fair value of plan assets at end of year	$1,015.4	$964.0

Unfunded status at end of year	$(136.9)	$(265.3)

Amounts recognized in the Consolidated Balance Sheets as of 2013 and 2012 year end are as follows:

(Amounts in millions)	2013	2012
Other assets	$3.7	$–
Accrued benefits	(4.8)	(4.6)
Pension liabilities	(135.8)	(260.7)

Net liability	$(136.9)	$(265.3)

Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2013 and 2012 year end are as follows:

(Amounts in millions)	2013	2012
Net loss, net of tax of $96.5 million and $147.1 million, respectively	$(175.4)	$(260.4)
Prior service credit, net of tax of $2.3 million and $2.5 million, respectively	4.0	4.0

	$(171.4)	$(256.4)

The accumulated benefit obligation for Snap-on’s pension plans as of 2013 and 2012 year end was $1,101.4 million and $1,170.6 million, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for Snap-on’s pension plans in which the accumulated benefit obligation exceeds the fair value of plan assets as of 2013 and 2012 year end are as follows:

(Amounts in millions)	2013	2012
Projected benefit obligation	$1,010.7	$1,229.3
Accumulated benefit obligation	979.5	1,170.6
Fair value of plan assets	875.5	964.0

2013 ANNUAL REPORT	89

Notes to Consolidated Financial Statements (continued)

The components of net periodic benefit cost and changes recognized in “Other comprehensive income (loss)” (“OCI”) are as follows:

(Amounts in millions)	2013	2012	2011
Net periodic benefit cost:
Service cost	$20.3	$21.1	$19.1
Interest cost	51.4	52.0	53.9
Expected return on plan assets	(70.5)	(66.6)	(58.7)
Amortization of unrecognized loss	41.4	41.4	31.1
Amortization of prior service (credit) cost	(0.7)	1.2	1.1
Settlement loss recognized	–	6.8	–

Net periodic benefit cost	$41.9	$55.9	$46.5

Changes in benefit obligations recognized in OCI, net of tax:
Prior service credit	$–	$(7.0)	$(0.2)
Net (gain) loss	(85.0)	(7.6)	61.1

Total recognized in OCI	$(85.0)	$(14.6)	$60.9

Amounts in Accumulated OCI that are expected to be amortized as net expense into net periodic benefit cost during 2014 are as follows:

(Amounts in millions)	Amount
Amortization of prior service credit	$(0.8)
Amortization of unrecognized loss	21.8

Total to be recognized in net periodic benefit cost	$21.0

The worldwide weighted-average assumptions used to determine Snap-on’s full-year pension costs are as follows:

	2013	2012	2011
Discount rate	4.3%	4.5%	5.3%
Expected long-term rate of return on plan assets	7.6%	7.7%	7.8%
Rate of compensation increase	3.6%	3.6%	3.6%

The worldwide weighted-average assumptions used to determine Snap-on’s projected benefit obligation as of 2013 and 2012 year end are as follows:

	2013	2012
Discount rate	5.1%	4.3%
Rate of compensation increase	3.6%	3.6%

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans. The domestic discount rate as of 2013 and 2012 year end was selected based on a cash flow matching methodology developed by the company’s outside actuaries and which incorporates a review of current economic conditions. This methodology matches the plans’ yearly projected benefit cash flows to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. This technique calculates bond portfolios that produce adequate cash flows to pay the plans’ projected yearly benefits and then selects the portfolio with the highest yield and uses that yield as the recommended discount rate.

90	SNAP-ON INCORPORATED

The weighted-average discount rate for Snap-on’s domestic pension plans of 5.2% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 basis points (100 basis points equals 1.0 percent) would have increased Snap-on’s 2013 domestic pension expense and projected benefit obligation by approximately $5.3 million and $50.9 million, respectively. As of 2013 year end, Snap-on’s domestic projected benefit obligation comprised approximately 81% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 4.5% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 basis points would have increased Snap-on’s 2013 foreign pension expense and projected benefit obligation by approximately $2.0 million and $19.9 million, respectively.

Actuarial gains and losses in excess of 10 percent of the greater of the projected benefit obligation or market-related value of assets are amortized on a straight-line basis over the average remaining service period of active participants or over the average remaining life expectancy for plans with primarily inactive participants. Prior service costs and credits resulting from plan amendments are amortized in equal annual amounts over the average remaining service period of affected active participants or over the remaining life expectancy of affected retired participants.

Snap-on uses the last day of its fiscal year end as the measurement date for its plans. Snap-on funds its pension plans as required by governmental regulation and may consider discretionary contributions as conditions warrant. Snap-on intends to make contributions of $11.0 million to its foreign pension plans and $1.8 million to its domestic pension plans in 2014, as required by law. Depending on market and other conditions, Snap-on may elect to make discretionary cash contributions to its pension plans in 2014.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2014	$66.1
2015	68.7
2016	70.6
2017	73.5
2018	75.2
2019-2023	406.7

Snap-on’s domestic pension plans have a long-term investment horizon and a total return strategy that emphasizes a capital growth objective. The long-term investment performance objective for Snap-on’s domestic plans’ assets is to achieve net of expense returns that meet or exceed the 7.6% domestic long-term, rate-of-return-on-assets assumption used for reporting purposes. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its domestic plans’ assets.

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

2013 ANNUAL REPORT	91

Notes to Consolidated Financial Statements (continued)

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

Snap-on’s domestic pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2013 and 2012 year end are as follows:

	Target	2013	2012
Asset category:
Equity securities	50%	51%	48%
Debt securities and cash	35%	34%	37%
Real estate and other real assets	5%	4%	6%
Hedge funds	10%	11%	9%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$863.4	$830.6

The fair value measurement hierarchy prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority (“Level 3”) to unobservable inputs. Fair value measurements primarily based on observable market information are given a “Level 2” priority.

Shares of certain equity and debt securities and real estate and other real assets valued at quoted market prices for which an official close or last trade pricing on an active exchange is available are categorized as Level 1 in the fair value hierarchy. Shares of commingled equity and debt fund securities, corporate bonds, commingled multi-strategy funds and insurance contracts are valued at the net asset value (“NAV”) as reported by the fund managers based on the value of the underlying assets less liabilities, with this NAV divided by the number of units outstanding. The unit price is quoted on a private market and based on the value of the underlying investment, which is primarily based on observable inputs; such investments are categorized as Level 2 in the fair value hierarchy. Private equity partnership funds, hedge funds, and certain real estate and other real assets, all of which have redemption restrictions, are stated at estimated fair value (based on the estimated fair market value of the underlying investments) as reported by the fund manager and are classified as Level 3 in the fair value hierarchy. The company regularly reviews fund performance directly with its investment advisor and the fund managers, and performs qualitative analysis to corroborate the reasonableness of the reported net asset values. For Level 3 funds for which the company did not receive a year-end net asset value, the company recorded an estimate of the change in fair value for the latest period based on return estimates and other fund activity obtained from the fund managers.

92	SNAP-ON INCORPORATED

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s domestic pension plans’ assets as of 2013 year end:

	Quoted Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Amounts in millions)	(Level 1)	(Level 2)	(Level 3)	Total
Asset category:
Cash and cash equivalents	$18.0	$–	$–	$18.0
Equity securities:
Domestic	59.9	–	–	59.9
Foreign	65.4	–	–	65.4
Commingled funds – domestic	–	162.6	–	162.6
Commingled funds – foreign	–	105.5	–	105.5
Private equity partnerships	–	–	49.4	49.4
Debt securities:
Government	110.8	–	–	110.8
Corporate bonds	–	166.1	–	166.1
Real estate and other real assets	–	–	35.4	35.4
Hedge funds	–	–	90.3	90.3

Total	$254.1	$434.2	$175.1	$863.4

The following is a summary of the fiscal 2013 changes in fair value of the domestic plans’ assets with Level 3 inputs:

(Amounts in millions)	Hedge Funds	Private Equity Partnerships	Real Estate and Other Real Assets	Total
Balance as of 2012 year end	$75.0	$49.6	$39.0	$163.6
Realized (losses) gains on assets sold	(1.5)	5.4	0.1	4.0
Unrealized gains attributable to assets held	13.4	1.6	0.6	15.6
Net purchases and settlements	3.4	(7.2)	(4.3)	(8.1)

Balance as of 2013 year end	$90.3	$49.4	$35.4	$175.1

2013 ANNUAL REPORT	93

Notes to Consolidated Financial Statements (continued)

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s domestic pension plans’ assets as of 2012 year end:

	Quoted Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Amounts in millions)	(Level 1)	(Level 2)	(Level 3)	Total
Asset category:
Cash and cash equivalents	$25.5	$–	$–	$25.5
Equity securities:
Domestic	45.1	–	–	45.1
Foreign	63.4	–	–	63.4
Commingled funds – domestic	–	140.2	–	140.2
Commingled funds – foreign	–	96.8	–	96.8
Private equity partnerships	–	–	49.6	49.6
Debt securities:
Government	91.9	–	–	91.9
Corporate bonds	–	192.5	–	192.5
Real estate and other real assets	11.6	–	39.0	50.6
Hedge funds	–	–	75.0	75.0

Total	$237.5	$429.5	$163.6	$830.6

In 2013, the company corrected the above disclosure classification of certain prior-year 2012 pension plan investments related to the fair value hierarchy and/or asset category. The prior-year classification of corporate bonds was changed from Level 1 to Level 2 assets; within the equity securities asset category, domestic securities decreased and foreign securities increased by $63.4 million, and commingled funds - domestic decreased and commingled funds – foreign increased by $32.0 million.

The following is a summary of the fiscal 2012 changes in fair value of the domestic plans’ assets with Level 3 inputs:

(Amounts in millions)	Hedge Funds	Private Equity Partnerships	Real Estate and Other Real Assets	Total
Balance as of 2011 year end	$68.6	$49.9	$33.9	$152.4
Realized gains on assets sold	1.0	4.0	0.2	5.2
Unrealized gains (losses) attributable to assets held	5.0	(5.1)	3.4	3.3
Net purchases and settlements	0.4	0.8	1.5	2.7

Balance as of 2012 year end	$75.0	$49.6	$39.0	$163.6

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

94	SNAP-ON INCORPORATED

The expected long-term rate of return on foreign plans’ assets reflects management’s expectations of long-term average rates of return on funds invested to provide benefits included in the projected benefit obligation. The expected return is based on the outlook for inflation, fixed income returns and equity returns, asset allocation and investment strategy. Differences between actual and expected returns on foreign pension plans’ assets are recorded as an actuarial gain or loss and amortized accordingly.

Snap-on’s foreign pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2013 and 2012 year end are as follows:

	Target	2013	2012
Asset category:
Equity securities*	36%	37%	35%
Debt securities and cash*	44%	44%	47%
Insurance contracts and hedge funds	20%	19%	18%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$152.0	$133.4

*	Includes commingled funds – multi-strategy

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s foreign pension plans’ assets as of 2013 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Cash and cash equivalents	$0.8	$–	$–	$0.8
Commingled funds – multi-strategy	–	122.4	–	122.4
Insurance contracts	–	4.0	–	4.0
Hedge funds	–	–	24.8	24.8

Total	$0.8	$126.4	$24.8	$152.0

The following is a summary of the fiscal 2013 changes in fair value of the foreign plans’ assets with Level 3 inputs:

(Amounts in millions)	Hedge Funds
Balance as of 2012 year end	$20.0
Unrealized gains attributable to assets held	1.5
Net purchases and settlements	3.3

Balance as of 2013 year end	$24.8

2013 ANNUAL REPORT	95

Notes to Consolidated Financial Statements (continued)

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s foreign pension plans’ assets as of 2012 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Cash and cash equivalents	$3.9	$–	$–	$3.9
Equity securities	11.6	–	–	11.6
Commingled funds – multi-strategy	–	94.1	–	94.1
Insurance contracts	–	3.8	–	3.8
Hedge funds	–	–	20.0	20.0

Total	$15.5	$97.9	$20.0	$133.4

The following is a summary of the fiscal 2012 changes in fair value of the foreign plans’ assets with Level 3 inputs:

(Amounts in millions)	Hedge Funds
Balance as of 2011 year end	$16.5
Unrealized gains attributable to assets held	2.0
Net purchases and settlements	1.5

Balance as of 2012 year end	$20.0

Snap-on has several 401(k) plans covering certain U.S. employees. Snap-on’s employer match to the 401(k) plans is made with cash contributions. For 2013, 2012 and 2011, Snap-on recognized $5.9 million, $5.7 million and $5.2 million, respectively, of expense related to its 401(k) plans.

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

Snap-on has a Voluntary Employees Beneficiary Association (“VEBA”) trust for the funding of existing postretirement health care benefits for certain non-salaried retirees in the United States; all other retiree health care plans are unfunded.

96	SNAP-ON INCORPORATED

The status of Snap-on’s U.S. postretirement health care plans is as follows:

(Amounts in millions)	2013	2012
Change in accumulated postretirement benefit obligation:
Benefit obligation at beginning of year	$69.0	$72.8
Service cost	0.1	0.2
Interest cost	2.2	2.6
Plan participants’ contributions	1.2	1.4
Benefits paid	(6.8)	(6.8)
Actuarial gain	(4.2)	(1.2)

Benefit obligation at end of year	$61.5	$69.0

Change in plan assets:
Fair value of plan assets at beginning of year	$15.1	$13.5
Plan participants’ contributions	1.2	1.4
Employer contributions	3.0	5.3
Actual return on VEBA plan assets	2.5	1.7
Benefits paid	(6.8)	(6.8)

Fair value of plan assets at end of year	$15.0	$15.1

Unfunded status at end of year	$(46.5)	$(53.9)

Amounts recognized in the Consolidated Balance Sheets as of 2013 and 2012 year end are as follows:

(Amounts in millions)	2013	2012
Accrued benefits	$(4.8)	$(5.5)
Retiree health care benefits	(41.7)	(48.4)

Net liability	$(46.5)	$(53.9)

Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2013 and 2012 year end are as follows:

(Amounts in millions)	2013	2012
Net gain, net of tax of $2.6 million and $0.5 million, respectively	$4.2	$0.8

The components of net periodic benefit cost and changes recognized in OCI are as follows:

(Amounts in millions)	2013	2012	2011
Net periodic benefit cost:
Service cost	$0.1	$0.2	$0.2
Interest cost	2.2	2.6	3.3
Expected return on plan assets	(1.1)	(1.0)	(1.0)

Net periodic benefit cost	$1.2	$1.8	$2.5

Changes in benefit obligations recognized in OCI, net of tax:
Net gain	$(3.4)	$(1.2)	$(3.0)

2013 ANNUAL REPORT	97

Notes to Consolidated Financial Statements (continued)

Snap-on expects to recognize $0.1 million of prior unrecognized gains, included in Accumulated OCI on the accompanying 2013 Consolidated Balance Sheet, in net periodic benefit cost during 2014.

The weighted-average discount rates used to determine Snap-on’s postretirement health care expense are as follows:

	2013	2012	2011
Discount rate	3.2%	3.8%	4.3%

The weighted-average discount rates used to determine Snap-on’s accumulated benefit obligation are as follows:

	2013	2012
Discount rate	4.2%	3.2%

The methodology for selecting the year-end 2013 and 2012 weighted-average discount rate for the company’s domestic postretirement plans was to match the plans’ yearly projected benefit cash flows to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date.

The actuarial calculation assumes a health care cost trend rate of 7.3% in 2014, decreasing gradually to 4.5% in 2028 and thereafter. As of 2013 year end, a one-percentage-point increase in the health care cost trend rate for future years would increase the accumulated postretirement benefit obligation by approximately $1.0 million and the aggregate of the service cost and interest cost components by less than $0.1 million. Conversely, a one-percentage-point decrease in the health care cost trend rate for future years would decrease the accumulated postretirement benefit obligation by $0.9 million and the aggregate of the service cost and interest rate components by less than $0.1 million.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2014	$6.2
2015	6.4
2016	6.6
2017	6.7
2018	6.8
2019-2023	27.5

The objective of the VEBA trust is to achieve net of expense returns that meet or exceed the 7.6% long-term, rate-of-return-on-assets assumption used for reporting purposes. Investments are diversified to attempt to minimize the risk of large losses. Since asset allocation is a key determinant of expected investment returns, assets are periodically rebalanced to the targeted allocation to correct significant deviations from the asset allocation policy that are caused by market fluctuations and cash flow.

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

98	SNAP-ON INCORPORATED

Snap-on’s VEBA plan target allocation and actual weighted-average asset allocation as of 2013 and 2012 year end, by asset category and fair value of plan assets, are as follows:

	Target	2013	2012
Asset category:
Equity securities	56%	57%	56%
Hedge funds	24%	24%	21%
Debt securities and cash	14%	13%	15%
Real estate and other real assets	6%	6%	8%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$15.0	$15.1

The fair value measurement hierarchy prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority (“Level 3”) to unobservable inputs. Fair value measurements primarily based on observable market information are given a “Level 2” priority.

Shares of equity and debt securities and real estate and other real assets valued at quoted market prices for which an official close or last trade pricing on an active exchange is available are categorized as Level 1 in the fair value hierarchy. Hedge funds, which have redemption restrictions, are stated at estimated fair value (based on the estimated fair market value of the underlying investments) as reported by the fund manager and are classified as Level 3 in the fair value hierarchy. The company regularly reviews fund performance directly with its investment advisor and the fund managers, and performs qualitative analysis to corroborate the reasonableness of the reported net asset values. For Level 3 funds for which the company did not receive a year-end net asset value, the company recorded an estimate of the change in fair value for the latest period based on return estimates and other fund activity obtained from the fund managers.

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of the VEBA assets as of 2013 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Cash and cash equivalents	$0.1	$–	$0.1
Equity securities	8.6	–	8.6
Hedge funds	–	3.6	3.6
Debt securities	1.9	–	1.9
Real estate and other real assets	0.8	–	0.8

Total	$11.4	$3.6	$15.0

2013 ANNUAL REPORT	99

Notes to Consolidated Financial Statements (continued)

The following is a summary of the fiscal 2013 changes in fair value of the VEBA plan assets with Level 3 inputs:

(Amounts in millions)	Hedge Funds
Balance as of 2012 year end	$3.2
Unrealized gains attributable to assets held	0.4

Balance as of 2013 year end	$3.6

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of the VEBA assets as of 2012 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
Asset category:
Cash and cash equivalents	$0.1	$–	$0.1
Equity securities	8.5	–	8.5
Hedge funds	–	3.2	3.2
Debt securities	2.1	–	2.1
Real estate and other real assets	1.2	–	1.2

Total	$11.9	$3.2	$15.1

In 2013, the company corrected the above description of its prior-year Level 3 assets from private equity partnerships to hedge funds.

The following is a summary of the fiscal 2012 changes in fair value of the VEBA plan assets with Level 3 inputs:

(Amounts in millions)	Hedge Funds
Balance as of 2011 year end	$3.0
Unrealized gains attributable to assets held	0.2

Balance as of 2012 year end	$3.2

Note 13: Stock-based Compensation and Other Stock Plans

The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan will continue until exercised, vested, forfeited or expired. As of 2013 year end, the 2011 Plan had 2,851,663 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.

Net stock-based compensation expense was $38.5 million in 2013, $32.1 million in 2012 and $20.3 million in 2011. Cash received from stock purchase and option plan exercises was $29.2 million in 2013, $46.8 million in 2012 and $25.7 million in 2011. The tax benefit realized from the exercise of share-based payment arrangements was $18.3 million in 2013, $15.4 million in 2012 and $2.0 million in 2011.

Stock Options

Stock options are granted with an exercise price equal to the market value of a share of Snap-on’s common stock on the date of grant and have a contractual term of ten years. Stock option grants vest ratably on the first, second and third anniversaries of the date of grant.

100	SNAP-ON INCORPORATED

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the period of time that options granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The following weighted-average assumptions were used in calculating the fair value of stock options granted during 2013, 2012 and 2011, using the Black-Scholes valuation model:

	2013	2012	2011
Expected term of option (in years)	4.29	5.36	5.89
Expected volatility factor	33.79%	36.93%	34.22%
Expected dividend yield	2.67%	2.72%	2.72%
Risk-free interest rate	0.79%	0.82%	2.31%

A summary of stock option activity during 2013 is presented below:

	Shares (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	2,161	$50.48
Granted	641	79.07
Exercised	(360)	47.65
Forfeited or expired	(13)	69.24

Outstanding at end of year	2,429	58.35	7.0	$121.2

Exercisable at end of year	1,206	46.81	5.5	74.1

*	Weighted-average

The weighted-average grant date fair value of options granted was $17.36 in 2013, $15.46 in 2012 and $15.74 in 2011. The intrinsic value of options exercised was $14.1 million in 2013, $23.0 million in 2012 and $8.8 million in 2011. The fair value of stock options vested was $7.9 million in 2013, $5.8 million in 2012 and $4.6 million in 2011.

As of 2013 year end there was $11.7 million of unrecognized compensation cost related to non-vested stock option compensation arrangements that is expected to be recognized as a charge to earnings over a weighted-average period of 1.5 years.

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

2013 ANNUAL REPORT	101

Notes to Consolidated Financial Statements (continued)

The fair value of performance awards is calculated using the market value of a share of Snap-on’s common stock on the date of grant. The weighted-average grant date fair value of performance awards granted during 2013, 2012 and 2011 was $77.33, $60.00 and $55.97, respectively. Vested performance share units approximated 148,000 shares as of 2013 year end, 213,000 shares as of 2012 year end and 54,208 shares as of 2011 year end. Performance share units of 213,459 shares were paid out in 2013 and 53,990 shares were paid out in 2012; no performance share units were paid out in 2011. Earned performance share units are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).

Based on the company’s 2013 performance, 84,413 RSUs granted in 2013 were earned; assuming continued employment, these RSUs will vest at the end of fiscal 2015. Based on the company’s 2012 performance, 95,047 RSUs granted in 2012 were earned; assuming continued employment, these RSUs will vest at the end of fiscal 2014. Based on the company’s 2011 performance, 159,970 RSUs granted in 2011 were earned; these RSUs vested as of fiscal 2013 year end and were paid out shortly thereafter. As a result of employee retirements, a total of 1,614 of the RSUs earned in 2012 and 2011 vested pursuant to the terms of the related award agreements and the underlying shares were paid out in the third quarter of 2013.

The changes to the company’s non-vested performance awards in 2013 are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at beginning of year	509	$59.36
Granted	180	77.33
Vested	(306)	58.94
Cancellations	(2)	69.23

Non-vested performance awards at end of year	381	68.13

*	Weighted-average

As of 2013 year end there was approximately $12.9 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 1.6 years.

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

In 2013, the company began issuing stock-settled SARs that are accounted for as equity instruments and provide for the issuance of Snap-on common stock equal to the amount by which the company’s stock has appreciated over the exercise price. Stock-settled SARs have an effect on dilutive shares and shares outstanding as any appreciation of Snap-on’s common stock value over the exercise price will be settled in shares of common stock.

102	SNAP-ON INCORPORATED

The fair value of cash-settled SARs is revalued (mark-to-market) each reporting period using the Black-Scholes valuation model based on Snap-on’s period-end stock price. The fair value of stock-settled SARs is estimated on the date of grant using the Black-Scholes valuation model. The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date (for cash-settled SARs) or grant date (for stock-settled SARs) for the length of time corresponding to the expected term of the SARs.

The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during 2013, 2012 and 2011 using the Black-Scholes valuation model:

	2013	2012	2011
Expected term of cash-settled SARs (in years)	3.28	4.49	4.67
Expected volatility factor	24.54%	36.44%	38.45%
Expected dividend yield	2.57%	2.69%	2.72%
Risk-free interest rate	0.79%	0.72%	0.83%

The total intrinsic value of cash-settled SARs exercised was $4.4 million in 2013, $5.4 million in 2012 and $2.6 million in 2011. The total fair value of SARs vested during 2013, 2012 and 2011 was $5.7 million, $3.5 million and $1.5 million, respectively.

Changes to the company’s non-vested cash-settled SARs in 2013 are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested SARs at beginning of year	238	$24.26
Granted	4	29.27
Vested	(113)	49.99
Cancellations	(3)	–

Non-vested SARs at end of year	126	43.72

*	Weighted-average

As of 2013 year end there was $5.5 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 0.8 years.

The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during 2013 using the Black-Scholes valuation model:

2013
Expected term of stock-settled SARs (in years)	4.24
Expected volatility factor	33.92%
Expected dividend yield	2.67%
Risk-free interest rate	0.91%

2013 ANNUAL REPORT	103

Notes to Consolidated Financial Statements (continued)

Changes to the company’s stock-settled SARs in 2013 are as follows:

	Stock-settled SARs (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	–	$–
Granted	122	79.29
Exercised	–	–
Forfeited or expired	–	–

Outstanding at end of year	122	79.29	9.1	$3.5

Exercisable at end of year	–	–	–	–

*	Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during 2013 was $17.47. As of 2013 year end there was $1.5 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.1 years.

Restricted Stock Awards – Non-employee Directors

The company awarded non-employee directors with 13,437 shares of restricted stock in 2013 and non-performance-based RSUs in 2012 and 2011 of 17,811 shares and 17,964 shares, respectively. The fair value of the restricted stock awards is expensed over the one year vesting period at the fair value on the date of grant. All restrictions for the restricted stock will lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board. The fair value of the RSUs granted prior to fiscal 2013 was expensed in full on the date of grant at the grant date fair value. All restrictions on the RSUs will lapse upon the recipient’s termination of service as a director or in the event of a change in control. At the time of grant, directors had the opportunity to elect to defer receipt of all or part of these RSUs upon the lapsing of restriction provisions.

Directors’ Fee Plan

Under the Directors’ 1993 Fee Plan, as amended, non-employee directors may elect to receive up to 100% of their fees and retainer in shares of Snap-on’s common stock. Directors may elect to defer receipt of all or part of these shares. In addition, directors may elect to defer receipt of all or part of their RSUs into the Directors’ Fee Plan upon the lapsing of restriction provisions. For 2013, 2012 and 2011, total issuances under the Directors’ Fee Plan totaled 2,313 shares, 11,025 shares and 4,819 shares, respectively, of which 1,021 shares, 9,278 shares and 2,608 shares were deferred in 2013, 2012 and 2011, respectively. As of 2013 year end, shares reserved for issuance to directors under this plan totaled 160,549 shares.

Employee Stock Purchase Plan

All Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2013, 2012 and 2011, issuances under this plan totaled 93,442 shares, 33,596 shares and 89,699 shares, respectively. As of 2013 year end, shares reserved for issuance under this plan totaled 921,624 shares and Snap-on held participant contributions of approximately $2.2 million. Participants are able to withdraw from the plan and receive all contributions made during the plan year. Compensation expense for plan participants was $2.6 million in 2013, $0.5 million in 2012 and $1.0 million in 2011.

104	SNAP-ON INCORPORATED

Franchisee Stock Purchase Plan

All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2013, 2012 and 2011, issuances under this plan totaled 105,406 shares, 48,819 shares and 78,154 shares, respectively. As of 2013 year end, shares reserved for issuance under this plan totaled 304,839 shares and Snap-on held participant contributions of approximately $2.8 million. Participants are able to withdraw from the plan and receive all contributions made during the plan year. Expense for plan participants was $3.3 million in 2013, and $0.7 million in both 2012 and 2011.

Note 14: Capital Stock

Snap-on has undertaken repurchases of Snap-on common stock from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock awards and other corporate purposes. Snap-on repurchased 926,000 shares in 2013, 1,180,000 shares in 2012 and 628,000 shares in 2011. As of 2013 year end, Snap-on has remaining availability to repurchase up to an additional $191.7 million in common stock pursuant to Board authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Cash dividends paid in 2013, 2012 and 2011 totaled $92.0 million, $81.5 million and $76.7 million, respectively. Cash dividends in 2013, 2012 and 2011 were $1.58 per share, $1.40 per share and $1.30 per share, respectively. On February 13, 2014, the company’s Board declared a quarterly dividend of $0.44 per share, payable on March 10, 2014, to shareholders of record on February 24, 2014.

Note 15: Commitments and Contingencies

Snap-on leases facilities, office equipment and vehicles under non-cancelable operating and capital leases that extend for varying amounts of time. Snap-on’s future minimum lease commitments under these leases, net of sub-lease rental income, are as follows:

(Amounts in millions)	Operating Leases	Capital Leases
Year:
2014	$22.6	$6.8
2015	16.7	6.8
2016	11.3	5.1
2017	7.6	3.7
2018	5.1	2.5
2019 and thereafter	14.5	11.2

Total minimum lease payments	$77.8	$36.1

Less: amount representing interest		(3.4)

Total present value of minimum capital lease payments		$32.7

Amounts included in the accompanying Consolidated Balance Sheets for the present value of minimum capital lease payments as of 2013 year end are as follows:

(Amounts in millions)	2013
Other accrued liabilities	$6.0
Other long-term liabilities	26.7

Total present value of minimum capital lease payments	$32.7

Rent expense, net of sub-lease rental income, for worldwide facilities, office equipment and vehicles was $31.2 million, $29.7 million and $31.7 million in 2013, 2012 and 2011, respectively.

2013 ANNUAL REPORT	105

Notes to Consolidated Financial Statements (continued)

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. Snap-on’s product warranty accrual activity for 2013, 2012 and 2011 is as follows:

(Amounts in millions)	2013	2012	2011
Warranty reserve:
Beginning of year	$18.9	$18.6	$16.9
Additions	9.3	10.4	15.3
Usage	(11.2)	(10.1)	(13.6)

End of year	$17.0	$18.9	$18.6

Approximately 2,600 employees, or 23% of Snap-on's worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. Approximately 1,200 employees are covered under agreements expiring in 2014. In recent years, Snap-on has not experienced any significant work slow-downs, stoppages or other labor disruptions.

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van leases sold by SOC; as of 2013 and 2012 year end, $7.7 million and $13.3 million, respectively, of franchisee leases contain a recourse provision to Snap-on if the leases become more than 90 days past due. The asset value of the collateral underlying these recourse leases would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all lease originations with recourse as of December 28, 2013, was not material.

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results of these legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 16: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Consolidated Statements of Earnings consists of the following:

(Amounts in millions)	2013	2012	2011
Interest income	$0.5	$0.6	$1.4
Net foreign exchange loss	(4.4)	(0.7)	(2.6)
Other	–	(0.3)	0.2

Total other income (expense) – net	$(3.9)	$(0.4)	$(1.0)

Note 17: Accumulated Other Comprehensive Income (Loss)

The following is a summary of fiscal 2013 changes in Accumulated OCI by component, net of tax:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of 2012 year end	$129.7	$1.7	$(255.6)	$(124.2)
Other comprehensive income before reclassifications	(8.6)	–	62.9	54.3
Amounts reclassified from Accumulated OCI	–	(0.4)	25.5	25.1

Net other comprehensive income (loss)	(8.6)	(0.4)	88.4	79.4

Balance as of 2013 year end	$121.1	$1.3	$(167.2)	$(44.8)

106	SNAP-ON INCORPORATED

The reclassifications out of Accumulated OCI in 2013 are as follows:

Details about Accumulated OCI Components	Amount Reclassified from Accumulated OCI	Statement of Earnings Presentation
(Amounts in millions)
Gains on cash flow hedges:
Treasury locks	$0.4	Interest expense
	–	Income tax expense

	0.4	Net of tax

Amortization of defined benefit pension plan items:
Prior service cost and unrecognized loss	(40.7)	See footnote below*
	15.2	Income tax expense

	(25.5)	Net of tax

Total reclassifications for the period	$(25.1)	Net of tax

*	These Accumulated OCI components are included in the computation of net periodic pension cost. See Note 11 for further information.

Note 18: Segments

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and original equipment manufacturer (OEM) dealership service and repair shops, through direct and distributor channels. Financial Services consists of the business operations of Snap-on’s finance subsidiaries.

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

Neither Snap-on nor any of its segments depend on any single customer, small group of customers or government for more than 10% of its revenues.

Financial Data by Segment:

(Amounts in millions)	2013	2012	2011
Net sales:
Commercial & Industrial Group	$1,091.0	$1,125.9	$1,125.8
Snap-on Tools Group	1,358.4	1,272.0	1,153.4
Repair Systems & Information Group	1,009.6	917.1	920.6

Segment net sales	3,459.0	3,315.0	3,199.8
Intersegment eliminations	(402.5)	(377.1)	(345.6)

Total net sales	$3,056.5	$2,937.9	$2,854.2
Financial Services revenue	181.0	161.3	124.3

Total revenues	$3,237.5	$3,099.2	$2,978.5

2013 ANNUAL REPORT	107

Notes to Consolidated Financial Statements (continued)

Financial Data by Segment (continued):

(Amounts in millions)	2013	2012	2011
Operating earnings:
Commercial & Industrial Group	$137.3	$127.3	$123.4
Snap-on Tools Group	194.6	176.4	158.5
Repair Systems & Information Group	231.9	205.7	184.7
Financial Services	125.7	106.7	90.9

Segment operating earnings	689.5	616.1	557.5
Corporate	(103.3)	(99.7)	(82.4)

Operating earnings	586.2	516.4	475.1
Interest expense	(56.1)	(55.8)	(61.2)
Other income (expense) – net	(3.9)	(0.4)	(1.0)

Earnings before income taxes and equity earnings	$526.2	$460.2	$412.9

(Amounts in millions)	2013	2012
Assets:
Commercial & Industrial Group	$971.0	$935.2
Snap-on Tools Group	557.3	537.7
Repair Systems & Information Group	979.6	927.7
Financial Services	1,224.0	1,076.3

Total assets from reportable segments	3,731.9	3,476.9
Corporate	431.8	477.7
Elimination of intersegment receivables	(53.7)	(52.3)

Total assets	$4,110.0	$3,902.3

(Amounts in millions)	2013	2012	2011
Capital expenditures:
Commercial & Industrial Group	$25.3	$31.0	$20.9
Snap-on Tools Group	26.6	29.9	29.1
Repair Systems & Information Group	13.0	9.8	8.1
Financial Services	0.5	1.6	0.4

Total from reportable segments	65.4	72.3	58.5
Corporate	5.2	7.1	2.7

Total capital expenditures	$70.6	$79.4	$61.2

Depreciation and amortization:
Commercial & Industrial Group	$20.3	$21.2	$21.3
Snap-on Tools Group	19.5	17.9	17.2
Repair Systems & Information Group	33.8	35.1	33.9
Financial Services	0.8	0.6	0.4

Total from reportable segments	74.4	74.8	72.8
Corporate	2.3	1.9	1.8

Total depreciation and amortization	$76.7	$76.7	$74.6

108	SNAP-ON INCORPORATED

Financial Data by Segment (continued):

(Amounts in millions)	2013	2012	2011
Revenues by geographic region:*
United States	$2,060.2	$1,930.4	$1,759.7
Europe	658.3	649.0	731.5
All other	519.0	519.8	487.3

Total revenues	$3,237.5	$3,099.2	$2,978.5

(Amounts in millions)	2013	2012
Long-lived assets:**
United States	$1,004.6	$953.5
Sweden	144.3	145.0
All other	272.9	271.3

Total long-lived assets	$1,421.8	$1,369.8

*	Revenues are attributed to countries based on the origin of the sale.
**	Long-lived assets consist of Property and equipment – net, Goodwill, and Other intangibles – net.

Products and Services: Snap-on derives net sales from a broad line of products and complementary services that are grouped into three categories: (i) tools; (ii) diagnostics and repair information; and (iii) equipment. The tools category includes Snap-on’s hand tools, power tools, tool storage, saws, and cutting and pruning tools product offerings. The diagnostics and repair information category includes handheld and PC-based diagnostic products, service and repair information products, and diagnostic software solutions, including electronic parts catalogs, business management and other solutions to help owners and managers of independent repair shops and OEM dealership service and repair shops manage and track performance. The equipment category includes solutions for the diagnosis and service of automotive and industrial equipment. Through its finance services businesses, Snap-on also derives revenue from various financing programs designed to facilitate the sales of its products. Further product line information is not presented as it is not practicable to do so. The following table shows the consolidated net sales and revenues of these product groups in the last three years:

(Amounts in millions)	2013	2012	2011
Net sales:
Tools	$1,743.3	$1,729.4	$1,667.3
Diagnostics and repair information	652.0	619.8	613.7
Equipment	661.2	588.7	573.2

Total net sales	$3,056.5	$2,937.9	$2,854.2
Financial services revenue	181.0	161.3	124.3

Total revenues	$3,237.5	$3,099.2	$2,978.5

2013 ANNUAL REPORT	109

Notes to Consolidated Financial Statements (continued)

Note 19: Quarterly Data (unaudited)

(Amounts in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013

Net sales	$741.7	$764.1	$753.2	$797.5	$3,056.5
Gross profit	356.9	373.2	364.3	378.5	1,472.9
Financial services revenue	44.0	44.5	45.1	47.4	181.0
Financial services expenses	(13.5)	(13.9)	(13.5)	(14.4)	(55.3)
Net earnings	85.1	90.7	87.0	96.9	359.7
Net earnings attributable to Snap-on Incorporated	82.8	88.4	84.6	94.5	350.3
Earnings per share – basic	1.42	1.52	1.45	1.63	6.02
Earnings per share – diluted	1.40	1.50	1.43	1.60	5.93
Cash dividends paid per share	0.38	0.38	0.38	0.44	1.58

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2012
Net sales	$735.2	$737.9	$711.6	$753.2	$2,937.9
Gross profit	347.7	349.9	340.4	352.0	1,390.0
Financial services revenue	38.0	39.9	40.5	42.9	161.3
Financial services expenses	(14.1)	(14.3)	(12.6)	(13.6)	(54.6)
Net earnings	73.0	78.5	76.4	86.7	314.6
Net earnings attributable to Snap-on Incorporated	71.0	76.4	74.1	84.6	306.1
Earnings per share – basic	1.22	1.31	1.27	1.45	5.26
Earnings per share – diluted	1.21	1.30	1.26	1.43	5.20
Cash dividends paid per share	0.34	0.34	0.34	0.38	1.40

110	SNAP-ON INCORPORATED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Snap-on has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP-ON INCORPORATED

By:	/s/ Nicholas T. Pinchuk	Date: February 14, 2014
Nicholas T. Pinchuk, Chairman, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

/s/ Nicholas T. Pinchuk	Date: February 14, 2014
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer

/s/ Aldo J. Pagliari	Date: February 14, 2014
Aldo J. Pagliari, Principal Financial Officer, Senior Vice President – Finance and Chief Financial Officer

/s/ Constance R. Johnsen	Date: February 14, 2014
Constance R. Johnsen, Principal Accounting Officer, Vice President and Controller

2013 ANNUAL REPORT	111

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

By:	/s/ Karen L. Daniel	Date: February 14, 2014
Karen L. Daniel, Director

By:	/s/ Roxanne J. Decyk	Date: February 14, 2014
Roxanne J. Decyk, Director

By:	/s/ John F. Fiedler	Date: February 14, 2014
John F. Fiedler, Director

By:	/s/ James P. Holden	Date: February 14, 2014
James P. Holden, Director

By:	/s/ Nathan J. Jones	Date: February 14, 2014
Nathan J. Jones, Director

By:	/s/ Henry W. Knueppel	Date: February 14, 2014
Henry W. Knueppel, Director

By:	/s/ W. Dudley Lehman	Date: February 14, 2014
W. Dudley Lehman, Director

By:	/s/ Nicholas T. Pinchuk	Date: February 14, 2014
Nicholas T. Pinchuk, Director

By:	/s/ Gregg M. Sherrill	Date: February 14, 2014
Gregg M. Sherrill, Director

112	SNAP-ON INCORPORATED

Item 15(b): Exhibit Index (*)

(3)	(a)

Restated Certificate of Incorporation of Snap-on Incorporated, as amended through April 25, 2013 (incorporated by reference to Exhibit 3.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2013 (Commission File No. 1-7724))

(b)

Bylaws of Snap-on Incorporated, as amended and restated as of April 25, 2013 (incorporated by reference to Exhibit 3.2 to Snap-on’s Current Report on Form 8-K dated April 25, 2013 (Commission File No. 1-7724))

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

Amended and Restated Loan and Servicing Agreement, dated as of September 28, 2012, among SOC SPV1, LLC, as borrower, Snap-on Credit LLC, as servicer, the conduit lenders, committed lenders and administrative agents from time to time party thereto, and JPMorgan Chase Bank, N.A., as program agent. (incorporated by reference to Exhibit 4.1 to Snap-on's Current Report on Form 8-K dated September 28, 2012 (Commission File No. 1-7724)) (expired pursuant to its terms)

Except for the foregoing, Snap-on and its subsidiaries have no unregistered long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of December 28, 2013. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

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

(b)

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

2013 ANNUAL REPORT	113

(d)(1)

Form of Indemnification Agreement between Snap-on Incorporated and certain executive officers (incorporated by reference to Exhibit 10.1 to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (Commission File No. 1-7724))**

(d)(2)

Form of Indemnification Agreement between Snap-on Incorporated and directors (incorporated by reference to Exhibit 10.1 to Snap-on’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (Commission File No. 1-7724))**

(e)(1)

Amended and Restated Snap-on Incorporated Directors’ 1993 Fee Plan (as amended through August 5, 2010) (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2010 (Commission File No. 1-7724))**

(e)(2)	Amendment to Amended and Restated Snap-on Incorporated Directors’ 1993 Fee Plan*** (Reflects non-material changes finalized in February 2014.)

(f)(1)

Snap-on Incorporated Deferred Compensation Plan (as amended and restated as of September 1, 2011) (incorporated by reference to Exhibit 10(g) to Snap-on’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 1-7724))**

(f)(2)	Amendment to Snap-on Incorporated Deferred Compensation Plan*** (Reflects non-material changes finalized in January 2014.)

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

(n)

Form of Non-Qualified Stock Option Agreement under the 2011 Incentive Stock and Awards Plan (and accompanying Non-Qualified Stock Option Grant Offer Letter) (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2011 (Commission File No. 1-7724))**

(o)

Form of Performance Share Unit Award Agreement under the 2011 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (Commission File No. 1-7724))**

(p)

Form of Restricted Unit Award Agreement for Executive Officers under the 2011 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (Commission File No. 1-7724))**

114	SNAP-ON INCORPORATED

(q)

Form of Restricted Unit Award Agreement for Directors under the 2011 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (Commission File No. 1-7724))**

(r)

Form of Restricted Stock Award Agreement for Directors under the 2011 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013 (Commission File No. 1-7724))**

(s)

Letter agreement between Snap-on Incorporated and Nicholas T. Pinchuk dated December 18, 2007 (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K dated December 18, 2007 (Commission File No. 1-7724))**

(t)

Amended and Restated Five Year Credit Agreement, dated as of September 27, 2013, among Snap-on Incorporated and the lenders and agents listed on the signature pages thereof, and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and U.S. Bank National Association as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K dated September 27, 2013 (Commission File No. 1-7724))

(12)	Computation of Ratio of Earnings to Fixed Charges

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

*

Filed electronically or incorporated by reference as an exhibit to this Annual Report on Form 10-K. Copies of any materials the company files with the SEC can also be obtained free of charge through the SEC’s website at www.sec.gov. The SEC’s Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Public Reference Room at 1-800-732-0330.

**	Represents a management compensatory plan or agreement.

***

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the twelve months ended December 28, 2013, December 29, 2012, and December 31, 2011; (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 28, 2013, December 29, 2012, and December 31, 2011; (iii) Consolidated Balance Sheets as of December 28, 2013, and December 29, 2012; (iv) Consolidated Statements of Equity for the twelve months ended December 28, 2013, December 29, 2012, and December 31, 2011; (v) Consolidated Statements of Cash Flows for the twelve months ended December 28, 2013, December 29, 2012, and December 31, 2011; and (vi) Notes to Consolidated Financial Statements.

2013 ANNUAL REPORT	115