Form 10-Q
period 2014-06-28
SNAP-ON Inc
filed 2014-07-17
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

Large accelerated filer ☒    Accelerated filer ☐   Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 11, 2014
Common Stock, $1.00 par value	58,115,201 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Net sales	$826.5	$764.1	$1,614.0	$1,505.8
Cost of goods sold	(426.1)	(390.9)	(834.9)	(775.7)

Gross profit	400.4	373.2	779.1	730.1
Operating expenses	(262.3)	(255.4)	(519.3)	(504.5)

Operating earnings before financial services	138.1	117.8	259.8	225.6

Financial services revenue	51.7	44.5	101.9	88.5
Financial services expenses	(16.9)	(13.9)	(32.7)	(27.4)

Operating earnings from financial services	34.8	30.6	69.2	61.1

Operating earnings	172.9	148.4	329.0	286.7
Interest expense	(12.7)	(13.8)	(26.4)	(27.4)
Other income (expense) – net	0.3	(1.7)	0.2	(2.3)

Earnings before income taxes and equity earnings	160.5	132.9	302.8	257.0
Income tax expense	(51.9)	(42.5)	(96.2)	(81.3)

Earnings before equity earnings	108.6	90.4	206.6	175.7
Equity earnings, net of tax	0.2	0.3	0.4	0.1

Net earnings	108.8	90.7	207.0	175.8
Net earnings attributable to noncontrolling interests	(2.7)	(2.3)	(5.0)	(4.6)

Net earnings attributable to Snap-on Incorporated	$106.1	$88.4	$202.0	$171.2

Net earnings per share attributable to Snap-on Incorporated:
Basic	$1.83	$1.52	$3.48	$2.94
Diluted	1.80	1.50	3.42	2.90

Weighted-average shares outstanding:
Basic	58.1	58.2	58.1	58.2
Effect of dilutive securities	0.9	0.8	0.9	0.9

Diluted	59.0	59.0	59.0	59.1

Dividends declared per common share	$0.44	$0.38	$0.88	$0.76

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Comprehensive income (loss):
Net earnings	$108.8	$90.7	$207.0	$175.8
Other comprehensive income (loss):
Foreign currency translation*	(3.2)	(16.0)	1.5	(44.2)

Unrealized cash flow hedges, net of tax:
Reclassification of cash flow hedges to net earnings	(0.1)	(0.1)	(0.2)	(0.2)

Amortization of net unrecognized losses and prior service credits included in net periodic pension cost	5.8	10.8	11.0	20.3
Income tax benefit	(2.1)	(4.1)	(4.0)	(7.6)

Net of tax	3.7	6.7	7.0	12.7

Total comprehensive income	$109.2	$81.3	$215.3	$144.1

Comprehensive income attributable to noncontrolling interests	(2.7)	(2.3)	(5.0)	(4.6)

Comprehensive income attributable to Snap-on Incorporated	$106.5	$79.0	$210.3	$139.5

*	There was no sale or liquidation of any foreign entity; therefore, there is no reclassification adjustment for any period presented.

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	June 28,	December 28,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$115.8	$217.6
Trade and other accounts receivable – net	565.8	531.6
Finance receivables – net	400.5	374.6
Contract receivables – net	66.2	68.4
Inventories – net	467.5	434.4
Deferred income tax assets	88.5	85.4
Prepaid expenses and other assets	104.5	84.2

Total current assets	1,808.8	1,796.2

Property and equipment:
Land	19.6	19.6
Buildings and improvements	293.7	292.0
Machinery, equipment and computer software	751.1	725.4

	1,064.4	1,037.0
Accumulated depreciation and amortization	(662.6)	(644.5)

Property and equipment – net	401.8	392.5

Deferred income tax assets	56.5	57.1
Long-term finance receivables – net	611.9	560.6
Long-term contract receivables – net	233.0	217.1
Goodwill	870.5	838.8
Other intangibles – net	188.6	190.5
Other assets	57.2	57.2

Total assets	$4,228.3	$4,110.0

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	June 28,	December 28,
	2014	2013
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$46.3	$113.1
Accounts payable	171.9	155.6
Accrued benefits	46.6	48.1
Accrued compensation	83.4	95.5
Franchisee deposits	60.5	59.4
Other accrued liabilities	288.0	243.7

Total current liabilities	696.7	715.4

Long-term debt	861.5	858.9
Deferred income tax liabilities	147.1	143.8
Retiree health care benefits	39.5	41.7
Pension liabilities	122.8	135.8
Other long-term liabilities	87.9	84.0

Total liabilities	1,955.5	1,979.6

Commitments and contingencies (Note 14)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,382,222 and 67,371,679 shares, respectively)	67.4	67.4
Additional paid-in capital	243.7	225.1
Retained earnings	2,474.3	2,324.1
Accumulated other comprehensive loss	(36.5)	(44.8)
Treasury stock at cost (9,268,911 and 9,255,903 shares, respectively)	(493.5)	(458.6)

Total shareholders’ equity attributable to Snap-on Incorporated	2,255.4	2,113.2
Noncontrolling interests	17.4	17.2

Total equity	2,272.8	2,130.4

Total liabilities and equity	$4,228.3	$4,110.0

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in millions, except share data)

(Unaudited)

The following summarizes the changes in total equity for the six month period ended June 28, 2014:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at December 28, 2013	$67.4	$225.1	$2,324.1	$(44.8)	$(458.6)	$17.2	$2,130.4
Net earnings for the six months ended June 28, 2014	–	–	202.0	–	–	5.0	207.0
Other comprehensive income	–	–	–	8.3	–	–	8.3
Cash dividends – $0.88 per share	–	–	(51.2)	–	–	–	(51.2)
Dividend reinvestment plan and other	–	–	(0.6)	–	–	(4.8)	(5.4)
Stock compensation plans	–	9.0	–	–	27.6	–	36.6
Share repurchases – 550,000 shares	–	–	–	–	(62.5)	–	(62.5)
Tax benefit from certain stock options	–	9.6	–	–	–	–	9.6

Balance at June 28, 2014	$67.4	$243.7	$2,474.3	$(36.5)	$(493.5)	$17.4	$2,272.8

The following summarizes the changes in total equity for the six month period ended June 29, 2013:
	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at December 29, 2012	$67.4	$204.6	$2,067.0	$(124.2)	$(412.7)	$16.9	$1,819.0
Net earnings for the six months ended June 29, 2013	–	–	171.2	–	–	4.6	175.8
Other comprehensive loss	–	–	–	(31.7)	–	–	(31.7)
Cash dividends – $0.76 per share	–	–	(44.4)	–	–	–	(44.4)
Dividend reinvestment plan and other	–	(0.1)	(0.6)	–	–	(4.4)	(5.1)
Stock compensation plans	–	9.2	–	–	29.3	–	38.5
Share repurchases – 725,000 shares	–	–	–	–	(62.1)	–	(62.1)
Tax benefit from certain stock options	–	5.9	–	–	–	–	5.9

Balance at June 29, 2013	$67.4	$219.6	$2,193.2	$(155.9)	$(445.5)	$17.1	$1,895.9

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	June 28,	June 29,
	2014	2013
Operating activities:
Net earnings	$207.0	$175.8
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	27.0	25.5
Amortization of other intangibles	12.3	12.8
Provision for losses on finance receivables	13.4	9.5
Provision for losses on non-finance receivables	6.6	6.2
Stock-based compensation expense	18.7	19.5
Excess tax benefits from stock-based compensation	(9.6)	(5.9)
Deferred income tax provision (benefit)	(2.8)	10.9
Loss (gain) on sale of assets	0.2	(0.1)
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in trade and other accounts receivable	(36.0)	(9.9)
Increase in contract receivables	(13.9)	(7.3)
Increase in inventories	(28.4)	(18.8)
Increase in prepaid and other assets	(35.3)	(19.8)
Increase in accounts payable	18.4	14.3
Increase (decrease) in accruals and other liabilities	35.1	(26.9)

Net cash provided by operating activities	212.7	185.8

Investing activities:
Additions to finance receivables	(370.6)	(321.5)
Collections of finance receivables	282.3	247.1
Capital expenditures	(41.0)	(31.4)
Acquisitions of businesses	(41.6)	(38.2)
Disposal of property and equipment	0.5	0.5
Other	(0.2)	(10.5)

Net cash used by investing activities	(170.6)	(154.0)

Financing activities:
Repayment of long-term debt	(100.0)	–
Proceeds from short-term borrowings	–	1.6
Repayments of short-term borrowings	–	(0.5)
Net increase in other short-term borrowings	33.8	9.0
Cash dividends paid	(51.2)	(44.4)
Purchase of treasury stock	(62.5)	(62.1)
Proceeds from stock purchase and option plans	32.1	26.1
Excess tax benefits from stock-based compensation	9.6	5.9
Other	(6.0)	(5.4)

Net cash used by financing activities	(144.2)	(69.8)

Effect of exchange rate changes on cash and cash equivalents	0.3	(1.8)

Decrease in cash and cash equivalents	(101.8)	(39.8)
Cash and cash equivalents at beginning of year	217.6	214.5

Cash and cash equivalents at end of period	$115.8	$174.7

Supplemental cash flow disclosures:
Cash paid for interest	$(27.8)	$(27.4)
Net cash paid for income taxes	(87.9)	(79.5)

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

Snap-on’s 2014 fiscal year, which ends on January 3, 2015, will contain 53 weeks of operating results, with the additional week occurring in the fourth quarter. The company’s 2013 fiscal year contained 52 weeks of operating results. Snap-on’s 2014 fiscal second quarter ended on June 28, 2014; the 2013 fiscal second quarter ended on June 29, 2013.

Snap-on accounts for investments in unconsolidated affiliates where Snap-on has a greater than 20% but less than 50% ownership interest under the equity method of accounting. Investments in unconsolidated affiliates of $14.5 million as of June 28, 2014, and $14.2 million as of December 28, 2013, are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets. In the normal course of business, the company may purchase products or services from unconsolidated affiliates; purchases from unconsolidated affiliates were $3.6 million and $3.9 million in the second quarters of 2014 and 2013, respectively, and were $7.4 million and $7.7 million in the first six months of 2014 and 2013, respectively. The Condensed Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and six month periods ended June 28, 2014, and June 29, 2013, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for Snap-on at the beginning of its 2017 fiscal year; early adoption is not permitted. The company is currently assessing the impact that this standard will have on its consolidated financial statements.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Acquisitions

On May 28, 2014, Snap-on acquired substantially all of the assets of Pro-Cut International, Inc. (“Pro-Cut”) for a preliminary cash purchase price of $41.6 million. The purchase price is subject to change based upon the finalization of a working capital adjustment, which is expected to be completed in the third quarter of 2014.

Pro-Cut, with 2013 sales of approximately $24 million, designs, manufactures and distributes on-car brake lathes, related equipment and accessories used in brake servicing by automotive repair facilities. The acquisition of the Pro-Cut product line complements and increases Snap-on’s existing undercar equipment product offering, broadens its established capabilities in servicing vehicle repair facilities and expands the company’s presence with repair shop owners and managers. For segment reporting purposes, the results of operations and assets of Pro-Cut have been included in the Repair Systems & Information Group since the date of acquisition. Pro forma financial information has not been presented as the net effects of the Pro-Cut acquisition were neither significant nor material to Snap-on’s results of operations or financial position.

On May 13, 2013, Snap-on acquired Challenger Lifts, Inc. (“Challenger”) for a cash purchase price of $38.2 million, including post-closing adjustments. Challenger designs, manufactures and distributes a comprehensive line of vehicle lifts and accessories to a diverse customer base in the automotive repair sector. For segment reporting purposes, the results of operations and assets of Challenger have been included in the Repair Systems & Information Group since the date of acquisition. Pro forma financial information has not been presented as the net effects of the Challenger acquisition were neither significant nor material to Snap-on’s results of operations or financial position.

Note 3: Receivables

Trade and Other Accounts Receivable

Snap-on’s trade and other accounts receivable primarily arise from the sale of tools and diagnostic and equipment products to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel on a non-extended-term basis with payment terms generally ranging from 30 to 120 days.

The components of Snap-on’s trade and other accounts receivable as of June 28, 2014, and December 28, 2013, are as follows:

	June 28,	December 28,
(Amounts in millions)	2014	2013
Trade and other accounts receivable	$581.2	$546.5
Allowances for doubtful accounts	(15.4)	(14.9)

Total trade and other accounts receivable – net	$565.8	$531.6

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Finance and Contract Receivables

Snap-on Credit LLC (“SOC”), the company’s financial services operation in the United States, originates extended-term finance and contract receivables on sales of Snap-on products through the U.S. franchisee and customer network and to Snap-on’s industrial and other customers; Snap-on’s foreign finance subsidiaries provide similar financing internationally. Interest income on finance and contract receivables is included in “Financial services revenue” on the accompanying Condensed Consolidated Statements of Earnings.

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

During both the six months ended June 28, 2014, and the fiscal year ended December 28, 2013, Snap-on did not have any significant purchases or sales of finance or contract receivables.

The components of Snap-on’s current finance and contract receivables as of June 28, 2014, and December 28, 2013, are as follows:

	June 28,	December 28,
(Amounts in millions)	2014	2013
Finance receivables, net of unearned finance charges of $15.4 million and $14.1 million, respectively	$412.0	$385.3
Contract receivables, net of unearned finance charges of $13.8 million and $13.0 million, respectively	67.5	69.6

Total	479.5	454.9

Allowances for doubtful accounts:
Finance receivables	(11.5)	(10.7)
Contract receivables	(1.3)	(1.2)

Total	(12.8)	(11.9)

Total current finance and contract receivables – net	$466.7	$443.0

Finance receivables – net	$400.5	$374.6
Contract receivables – net	66.2	68.4

Total current finance and contract receivables – net	$466.7	$443.0

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of June 28, 2014, and December 28, 2013, are as follows:

	June 28,	December 28,
(Amounts in millions)	2014	2013
Finance receivables, net of unearned finance charges of $11.0 million and $8.9 million, respectively	$630.8	$577.7
Contract receivables, net of unearned finance charges of $18.4 million and $17.3 million, respectively	235.5	219.2

Total	866.3	796.9

Allowances for doubtful accounts:
Finance receivables	(18.9)	(17.1)
Contract receivables	(2.5)	(2.1)

Total	(21.4)	(19.2)

Total long-term finance and contract receivables – net	$844.9	$777.7

Finance receivables – net	$611.9	$560.6
Contract receivables – net	233.0	217.1

Total long-term finance and contract receivables – net	$844.9	$777.7

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

The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the applicable agreement. Impaired receivables are covered by the company’s finance and contract allowances for doubtful accounts reserves and are charged-off against the reserves when appropriate. As of June 28, 2014, and December 28, 2013, there were $13.4 million and $15.2 million, respectively, of impaired finance receivables, and there were $1.1 million and $1.0 million, respectively, of impaired contract receivables.

It is the general practice of Snap-on’s financial services business to not engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain impaired receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of June 28, 2014, and December 28, 2013, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The aging of finance and contract receivables as of June 28, 2014, and December 28, 2013, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
June 28, 2014:
Finance receivables	$8.8	$5.5	$8.3	$22.6	$1,020.2	$1,042.8	$5.8
Contract receivables	1.0	0.4	1.0	2.4	300.6	303.0	0.2

December 28, 2013
Finance receivables	$9.3	$5.7	$9.6	$24.6	$938.4	$963.0	$7.0
Contract receivables	1.2	0.8	0.7	2.7	286.1	288.8	0.1

The amount of performing and nonperforming finance and contract receivables based on payment activity as of June 28, 2014, and December 28, 2013, is as follows:

	June 28, 2014		December 28, 2013
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$1,029.4	$301.9	$947.8	$287.8
Nonperforming	13.4	1.1	15.2	1.0

Total	$1,042.8	$303.0	$963.0	$288.8

The amount of finance and contract receivables on nonaccrual status as of June 28, 2014, and December 28, 2013, is as follows:

(Amounts in millions)	June 28, 2014	December 28, 2013
Finance receivables	$7.7	$8.3
Contract receivables	1.1	1.0

The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three and six month periods ended June 28, 2014:

	Three Months Ended June 28, 2014		Six Months Ended June 28, 2014
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of period	$28.5	$3.6	$27.8	$3.3
Provision for bad debt expense	7.2	0.7	13.4	1.3
Charge-offs	(6.7)	(0.6)	(13.5)	(1.0)
Recoveries	1.3	0.1	2.6	0.2
Currency translation	0.1	–	0.1	–

End of period	$30.4	$3.8	$30.4	$3.8

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three and six month periods ended June 29, 2013:

	Three Months Ended June 29, 2013		Six Months Ended June 29, 2013
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of period	$25.8	$3.6	$26.5	$3.2
Provision for bad debt expense	5.6	0.4	9.5	1.5
Charge-offs	(5.9)	(0.5)	(11.6)	(1.2)
Recoveries	1.2	0.1	2.3	0.1
Currency translation	(0.1)	(0.1)	(0.1)	(0.1)

End of period	$26.6	$3.5	$26.6	$3.5

Note 4: Inventories

Inventories by major classification are as follows:

(Amounts in millions)	June 28, 2014	December 28, 2013
Finished goods	$406.0	$374.7
Work in progress	47.8	45.0
Raw materials	86.3	87.3

Total FIFO value	540.1	507.0
Excess of current cost over LIFO cost	(72.6)	(72.6)

Total inventories – net	$467.5	$434.4

Inventories accounted for using the first-in, first-out (“FIFO”) method as of June 28, 2014, and December 28, 2013, approximated 61% and 60%, respectively, of total inventories. The company accounts for its non-U.S. inventory on the FIFO method. As of June 28, 2014, approximately 32% of the company’s U.S. inventory was accounted for using the FIFO method and 68% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three and six month periods ended June 28, 2014, or June 29, 2013.

Note 5: Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the six month period ended June 28, 2014, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of December 28, 2013	$312.5	$12.5	$513.8	$838.8
Currency translation	(3.8)	–	0.8	(3.0)
Acquisition	–	–	34.7	34.7

Balance as of June 28, 2014	$308.7	$12.5	$549.3	$870.5

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Goodwill of $870.5 million as of June 28, 2014 includes, on a preliminary basis, $34.7 million related to the May 2014 acquisition of Pro-Cut. The company anticipates completing the purchase accounting for the Pro-Cut acquisition, including the potential identification and quantification of other intangible assets, in the second half of 2014. See Note 2 for additional information on the company’s acquisition of Pro-Cut.

Additional disclosures related to other intangible assets are as follows:

	June 28, 2014		December 28, 2013
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$141.7	$(67.7)	$140.8	$(62.8)
Developed technology	19.8	(19.7)	19.5	(19.2)
Internally developed software	133.8	(85.7)	125.3	(80.2)
Patents	29.4	(20.9)	28.8	(20.4)
Trademarks	2.6	(1.6)	2.8	(1.6)
Other	7.4	(1.4)	7.3	(1.4)

Total	334.7	(197.0)	324.5	(185.6)
Non-amortized trademarks	50.9	–	51.6	–

Total other intangible assets	$385.6	$(197.0)	$376.1	$(185.6)

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2014, the results of which did not result in any impairment. Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of June 28, 2014, the company did not have any accumulated goodwill and/or other intangible asset impairment losses.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The company’s customer relationships generally have contractual terms of three to five years and are typically renewed without significant cost to the company. The weighted-average 16 year life for customer relationships is based on the company’s historical renewal experience. Intangible asset renewal costs are expensed as incurred.

The aggregate amortization expense was $6.1 million and $12.3 million for the three and six month periods ended June 28, 2014, respectively, and was $6.5 million and $12.8 million for the three and six month periods ended June 29, 2013, respectively. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $23.9 million in 2014, $19.0 million in 2015, $14.1 million in 2016, $10.9 million in 2017, $9.0 million in 2018, and $8.6 million in 2019.

Note 6: Exit and Disposal Activities

Snap-on recorded costs associated with exit and disposal activities for the three and six month periods ended June 28, 2014, and June 29, 2013, as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(Amounts in millions)	2014	2013	2014	2013
Exit and disposal costs:
Cost of goods sold:
Commercial & Industrial Group	$–	$0.1	$–	$2.2
Snap-on Tools Group	–	0.1	–	0.1
Repair Systems & Information Group	1.2	0.6	3.2	0.8

Total cost of goods sold	1.2	0.8	3.2	3.1

Operating expenses:
Commercial & Industrial Group	–	0.1	–	0.1
Snap-on Tools Group	–	0.1	–	0.2
Repair Systems & Information Group	0.2	0.8	0.2	1.2

Total operating expenses	0.2	1.0	0.2	1.5

Financial Services	–	–	–	0.1

Total exit and disposal costs:
Commercial & Industrial Group	–	0.2	–	2.3
Snap-on Tools Group	–	0.2	–	0.3
Repair Systems & Information Group	1.4	1.4	3.4	2.0
Financial Services	–	–	–	0.1

Total exit and disposal costs	$1.4	$1.8	$3.4	$4.7

Costs associated with exit and disposal activities in 2014 primarily relate to headcount reduction initiatives. The $1.4 million and $3.4 million of costs incurred during the respective three and six month periods ended June 28, 2014, respectively, qualified for accrual treatment.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on’s exit and disposal accrual activity for the first and second quarters of 2014 is as follows:

	Balance at December 28, 2013	First Quarter		Balance at March 29, 2014	Second Quarter		Balance at June 28, 2014
(Amounts in millions)		Provision	Usage		Provision	Usage
Severance costs:
Commercial & Industrial Group	$1.5	$–	$(0.3)	$1.2	$–	$(0.2)	$1.0
Snap-on Tools Group	0.2	–	(0.1)	0.1	–	–	0.1
Repair Systems & Information Group	2.3	2.0	(0.3)	4.0	1.4	(0.3)	5.1

Total	$4.0	$2.0	$(0.7)	$5.3	$1.4	$(0.5)	$6.2

The majority of the exit and disposal accrual as of June 28, 2014, is expected to be utilized in 2014.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 7: Income Taxes

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 32.3% and 32.2% in the first six months of 2014 and 2013, respectively.

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

Note 8: Short-term and Long-term Debt

Short-term and long-term debt as of June 28, 2014, and December 28, 2013, consisted of the following:

	June 28,	December 28,
(Amounts in millions)	2014	2013
5.85% unsecured notes due March 2014	$–	$100.0
5.50% unsecured notes due 2017	150.0	150.0
4.25% unsecured notes due 2018	250.0	250.0
6.70% unsecured notes due 2019	200.0	200.0
6.125% unsecured notes due 2021	250.0	250.0
Other debt*	57.8	22.0

	907.8	972.0

Less: notes payable and current maturities of long-term debt	(46.3)	(113.1)

Total long-term debt	$861.5	$858.9

* Includes fair value adjustments related to interest rate swaps.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Notes payable of $46.3 million as of June 28, 2014, included $29.5 million of commercial paper borrowings and $16.8 million of other notes; there were no current maturities of long-term debt as of that date. As of 2013 year end, notes payable and current maturities of long-term debt of $113.1 million included $100.0 million of 5.85% unsecured notes due March 2014 (the “2014 Notes”) and $13.1 million of other notes. Snap-on repaid the 2014 Notes at maturity with available cash and commercial paper borrowings.

Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on September 27, 2018 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of June 28, 2014. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss; or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended. As of June 28, 2014, the company’s actual ratios of 0.28 and 1.22, respectively, were both within the permitted ranges set forth in this financial covenant.

Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of June 28, 2014, Snap-on was in compliance with all covenants of its Credit Facility and debt agreements.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

At June 28, 2014, Snap-on had $187.8 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $98.2 million in euros, $84.7 million in Swedish kronor, $29.8 million in Australian dollars, $7.8 million in Singapore dollars, $5.5 million in South Korean won, $4.8 million in Mexican pesos, $4.7 million in Norwegian kroner, and $7.3 million in other currencies, and sell contracts comprised of $21.9 million in Canadian dollars, $17.4 million in Japanese yen, $8.5 million in British pounds, and $7.2 million in other currencies. At December 28, 2013, Snap-on had $197.1 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $89.1 million in euros, $64.3 million in Swedish kronor, $33.8 million in Australian dollars, $26.2 million in British pounds, $12.7 million in Singapore dollars, $7.8 million in Hong Kong dollars, $5.5 million in South Korean won, and $4.7 million in Mexican pesos, and sell contracts comprised of $25.6 million in Canadian dollars, $12.2 million in Japanese yen, $4.8 million in Danish kroner, and $4.4 million in other currencies.

Interest Rate Risk Management: Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements.

Snap-on enters into interest rate swap agreements (“interest rate swaps”) to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100.0 million as of both June 28, 2014, and December 28, 2013.

Snap-on enters into treasury lock agreements (“treasury locks”) from time to time to manage the potential change in interest rates in anticipation of issuing fixed rate debt. Treasury locks are accounted for as cash flow hedges. The effective differentials paid or received on treasury locks related to the anticipated issuance of fixed rate debt are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of June 28, 2014, or December 28, 2013, and no treasury locks were settled during either of the first six months of 2014 or 2013.

Stock-based Deferred Compensation Risk Management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of June 28 2014, Snap-on had equity forwards in place intended to manage market risk with respect to 127,800 shares of Snap-on common stock associated with its deferred compensation plans.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Fair Value Measurements: Snap-on has derivative assets and liabilities related to interest rate swaps, foreign currency forwards and equity forwards that are measured at Level 2 fair value on a recurring basis. The fair value of derivative instruments included within the Condensed Consolidated Balance Sheets as of June 28, 2014, and December 28, 2013, is as follows:

		June 28, 2014		December 28, 2013
(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$12.7	$–	$10.1	$–

Derivatives not designated as hedging instruments:
Foreign currency forwards	Prepaid expenses and other assets	$2.0	$–	$4.1	$–
Foreign currency forwards	Other accrued liabilities	–	4.9	–	5.6
Equity forwards	Prepaid expenses and other assets	15.2	–	11.5	–

Total		$17.2	$4.9	$15.6	$5.6

Total derivatives instruments		$29.9	$4.9	$25.7	$5.6

As of June 28, 2014, and December 28, 2013, the fair value adjustment to long-term debt related to the interest rate swaps was $12.7 million and $10.1 million, respectively.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swap values are based on the six-month LIBOR swap rate for similar instruments. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Equity forwards are valued using a market approach based primarily on the company’s stock price at the reporting date. The company did not have any derivative assets or liabilities measured at Level 1 or Level 3, nor did it implement any changes in its valuation techniques as of and for the six month period ended June 28, 2014.

The effects of derivative instruments designated as fair value hedges as included in the Condensed Consolidated Statements of Earnings are as follows:

		Effective Portion of Gain Recognized in Income
	Statement of Earnings Presentation	Three months ended		Six months ended
(Amounts in millions)		June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Derivatives designated as fair value hedges:
Interest rate swaps	Interest expense	$1.0	$0.9	$2.0	$2.0

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The effect of derivative instruments designated as cash flow hedges as included in Accumulated OCI on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Earnings are as follows:

	Effective Portion of Gain Recognized in Accumulated OCI Three months ended		Statement of Earnings Presentation	Effective Portion of Gain Reclassified from Accumulated OCI into Income Three months ended
(Amounts in millions)	June 28, 2014	June 29, 2013		June 28, 2014	June 29, 2013
Derivatives designated as cash flow hedges:
Treasury locks	$–	$–	Interest expense	$0.1	$0.1

	Effective Portion of Gain Recognized in Accumulated OCI Six months ended		Statement of Earnings Presentation	Effective Portion of Gain Reclassified from Accumulated OCI into Income Six months ended
(Amounts in millions)	June 28, 2014	June 29, 2013		June 28, 2014	June 29, 2013
Derivatives designated as cash flow hedges:
Treasury locks	$–	$–	Interest expense	$0.2	$0.2

The effects of derivative instruments not designated as hedging instruments as included in the Condensed Consolidated Statements of Earnings are as follows:

	Statement of Earnings Presentation	Gain (Loss) Recognized in Income
		Three months ended		Six months ended
(Amounts in millions)		June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other income (expense) – net	$(3.0)	$(3.9)	$1.0	$(5.9)
Equity forwards	Operating expenses	0.8	0.9	1.3	1.1

Snap-on’s foreign currency forwards are typically not designated as hedges for financial reporting purposes. The fair value changes of foreign currency forwards not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. The $3.0 million derivative loss recognized in the second quarter of 2014 was offset by transaction gains on net exposures of $3.1 million, resulting in a net foreign exchange gain of $0.1 million for the quarter. The $3.9 million derivative loss recognized in the second quarter of 2013 was offset by transaction gains on net exposures of $2.1 million, resulting in a net foreign exchange loss of $1.8 million for that quarter. The $1.0 million derivative gain recognized in the first six months of 2014 was offset by transaction losses on net exposures of $1.1 million, resulting in a 2014 year-to-date net foreign exchange loss of $0.1 million. The $5.9 million derivative loss recognized in the first six months of 2013 was offset by transaction gains on net exposures of $3.4 million, resulting in a 2013 year-to-date net foreign exchange loss of $2.5 million. The resulting net foreign exchange gains and losses are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 15 for additional information on “Other income (expense) – net.”

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on’s equity forwards are not designated as hedges for financial reporting purposes. Fair value changes of both the equity forwards and related stock-based (mark-to-market) deferred compensation liabilities are reported in “Operating expenses” on the accompanying Condensed Consolidated Statements of Earnings. The $0.8 million derivative gain recognized in the second quarter of 2014 was offset by $0.9 million of stock-based (mark-to-market) deferred compensation expense. The $0.9 million derivative gain recognized in the second quarter of 2013 was offset by $1.0 million of stock-based (mark-to-market) deferred compensation expense. The $1.3 million derivative gain recognized in the first six months of 2014 was offset by $1.4 million of stock-based (mark-to-market) deferred compensation expense. The $1.1 million derivative gain recognized in the first six months of 2013 was offset by $1.8 million of stock-based (mark-to-market) deferred compensation expense.

As of June 28, 2014, the maximum maturity date of any fair value hedge was seven years. During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $0.2 million after tax at the time the underlying hedge transactions are realized.

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

Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	June 28, 2014		December 28, 2013
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,012.4	$1,168.4	$935.2	$1,084.1
Contract receivables – net	299.2	343.4	285.5	326.7

Long-term debt, notes payable and current maturities of long-term debt	907.8	1,024.8	972.0	1,078.9

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

•

The fair value of all other financial instruments, including cash equivalents, trade and other accounts receivable, accounts payable and other financial instruments, approximates such instruments’ carrying value due to their short-term nature.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Pension Plans

Snap-on’s net periodic pension cost included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$4.2	$4.6	$9.0	$10.2
Interest cost	14.4	13.0	28.7	25.8
Expected return on plan assets	(18.1)	(17.8)	(36.3)	(35.3)
Amortization of unrecognized loss	6.0	11.0	11.4	20.7
Amortization of prior service credit	(0.2)	(0.2)	(0.4)	(0.4)

Net periodic pension cost	$6.3	$10.6	$12.4	$21.0

Snap-on intends to make contributions of $11.0 million to its foreign pension plans and $1.8 million to its domestic pension plans in 2014, as required by law. In the first six months of 2014, Snap-on made $10.7 million of cash contributions to its domestic pension plans that included (i) $10.0 million of discretionary contributions; and (ii) $0.7 million of required contributions. Depending on market and other conditions, Snap-on may elect to make additional discretionary cash contributions to its pension plans in 2014.

Note 11: Postretirement Health Care Plans

Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$–	$–	$–	$0.1
Interest cost	0.7	0.6	1.3	1.1
Expected return on plan assets	(0.3)	(0.3)	(0.6)	(0.6)

Net periodic postretirement health care cost	$0.4	$0.3	$0.7	$0.6

Note 12: Stock-based Compensation and Other Stock Plans

The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan will continue until exercised, forfeited or expired. As of June 28, 2014, the 2011 Plan had 1,860,300 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.

Net stock-based compensation expense was $10.1 million and $18.7 million for the respective three and six month periods ended June 28, 2014, and $10.0 million and $19.5 million for the respective three and six month periods ended June 29, 2013. Cash received from option exercises during the three and six month periods ended June 28, 2014, totaled $19.3 million and $32.1 million, respectively. Cash received from option exercises during the three and six month periods ended June 29, 2013, totaled $18.7 million and $26.1 million, respectively. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $3.4 million and $15.4 million for the respective three and six month periods ended June 28, 2014, and $2.4 million and $10.5 million for the respective three and six month periods ended June 29, 2013.

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

The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three month period ended June 28, 2014, and the six month periods ended June 28, 2014, and June 29, 2013, using the Black-Scholes valuation model; no stock options were granted during the three month period ended June 29, 2013:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Expected term of option (in years)	3.47	N/A	4.52	4.29
Expected volatility factor	24.54%	N/A	26.76%	33.81%
Expected dividend yield	2.28%	N/A	2.40%	2.67%
Risk-free interest rate	0.89%	N/A	1.30%	0.79%

A summary of stock option activity as of and for the six month period ended June 28, 2014, is presented below:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 28, 2013	2,429	$58.35
Granted	644	109.44
Exercised	(324)	52.16
Forfeited or expired	(22)	89.31

Outstanding at June 28, 2014	2,727	70.91	7.3	$130.2

Exercisable at June 28, 2014	1,475	53.55	5.9	96.0

* Weighted-average

The weighted-average grant date fair value of options granted during the six month periods ended June 28, 2014, and June 29, 2013, was $20.19 and $17.36, respectively. The intrinsic value of options exercised was $7.0 million and $19.4 million during the respective three and six month periods ended June 28, 2014, and $6.5 million and $11.0 million during the respective three and six month periods ended June 29, 2013. The fair value of stock options vested was $9.5 million and $7.8 million during the respective six month periods ended June 28, 2014, and June 29, 2013.

As of June 28, 2014, there was $19.0 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

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

The fair value of performance awards is calculated using the market value of a share of Snap-on’s common stock on the date of grant. The weighted-average grant date fair value of performance awards granted during the six month periods ended June 28, 2014, and June 29, 2013, was $102.55 and $77.31, respectively. Performance share units of 146,313 shares and 213,459 shares were paid out during the respective six month periods ended June 28, 2014, and June 29, 2013. Earned performance share units are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).

Based on the company’s 2013 performance, 84,413 RSUs granted in 2013 were earned; assuming continued employment, these RSUs will vest at the end of fiscal 2015. Based on the company’s 2012 performance, 95,047 RSUs granted in 2012 were earned; assuming continued employment, these RSUs will vest at the end of fiscal 2014. Based on the company’s 2011 performance, 159,970 RSUs granted in 2011 were earned; these RSUs vested as of fiscal 2013 year end and were paid out in the first quarter of 2014. As a result of employee retirements, a total of 1,563 of the RSUs earned in 2013 and 2012 vested pursuant to the terms of the related award agreements and the underlying shares will be paid out in the fourth quarter of 2014.

The changes to the company’s non-vested performance awards during the six month period ended June 28, 2014, are as follows:

	Shares (in thousands)	Fair Value Price per Share (*)
Non-vested performance awards at December 28, 2013	381	$68.13
Granted	158	102.55
Vested	(2)	66.12
Cancellations and other	(6)	78.76

Non-vested performance awards at June 28, 2014	531	78.15

* Weighted-average

As of June 28, 2014, there was $21.0 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 1.8 years.

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

The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the six month periods ended June 28, 2014, and June 29, 2013, using the Black-Scholes valuation model; no cash-settled SARs were granted during the three month periods ended June 28, 2014 or June 29, 2013:

	Six Months Ended
	June 28, 2014	June 29, 2013
Expected term of cash-settled SARs (in years)	4.00	3.81
Expected volatility factor	24.15%	26.55%
Expected dividend yield	2.29%	2.70%
Risk-free interest rate	1.64%	0.66%

The intrinsic value of cash-settled SARs exercised was $0.7 million and $4.0 million during the three and six month periods ended June 28, 2014, respectively, and $1.6 million and $2.7 million during the three and six month periods ended June 29, 2013, respectively. The fair value of cash-settled SARs vested during the six month periods ended June 28, 2014, and June 29, 2013, was $4.5 million and $3.7 million, respectively.

Changes to the company’s non-vested cash-settled SARs during the six month period ended June 29, 2013, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested SARs at December 28, 2013	126	$43.72
Granted	4	22.85
Vested	(81)	55.19
Cancellations	(2)	–

Non-vested SARs at June 28, 2014	47	50.65

* Weighted-average

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of June 28, 2014, there was $2.4 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 0.8 years.

The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the three month period ended June 28, 2014, and the six month periods ended June 28, 2014, and June 29, 2013 using the Black-Scholes valuation model; no stock-settled SARs were granted during the three month period ended June 29, 2013:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Expected term of option (in years)	3.47	N/A	4.49	4.25
Expected volatility factor	24.54%	N/A	25.64%	34.09%
Expected dividend yield	2.28%	N/A	2.40%	2.67%
Risk-free interest rate	0.89%	N/A	1.50%	0.92%

Changes to the company’s non-vested stock-settled SARs during the six month period ended June 28, 2014, are as follows:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 28, 2013	122	$79.29
Granted	116	109.98
Exercised	(2)	79.04
Forfeited or expired	(9)	79.04

Outstanding at June 28, 2014	227	94.71	9.2	$5.4

Exercisable at June 28, 2014	30	79.04	8.6	1.2

* Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the six month periods ended June 28, 2014, and June 29, 2013, was $19.55 and $17.55, respectively. The intrinsic value of stock-settled SARs exercised was zero and $0.1 million during the three and six month periods ended June 28, 2014, respectively, and zero for both the three and six month periods ended June 29, 2013, respectively. The fair value of stock-settled SARs vested during the six month periods ended June 28, 2014, and June 29, 2013, was $0.6 million and zero, respectively.

As of June 28, 2014, there was $3.1 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.

Restricted Stock Awards – Non-employee Directors

The company awarded 9,896 shares of restricted stock and 13,437 shares of restricted stock to non-employee directors in the first quarters of 2014 and 2013, respectively. The fair value of the restricted stock awards is expensed over the one year vesting period based on the fair value on the date of grant. All restrictions for the restricted stock will lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Employee Stock Purchase Plan

Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For the six months ended June 28, 2014, and June 29, 2013, issuances under this plan totaled 56,582 shares and 93,442 shares, respectively. As of June 28, 2014, shares reserved for issuance under this plan totaled 865,043 shares and Snap-on held participant contributions of approximately $0.2 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Compensation expense for plan participants was $0.5 million and $1.0 million for the three and six month periods ended June 28, 2014, respectively, and $1.4 million and $2.3 million for the three and six month periods ended June 29, 2013, respectively.

Franchisee Stock Purchase Plan

All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For the six months ended June 28, 2014, and June 29, 2013, issuances under this plan totaled 74,502 shares and 105,406 shares, respectively. As of June 28, 2014, shares reserved for issuance under this plan totaled 230,337 shares and Snap-on held participant contributions of approximately $0.5 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Expense for plan participants was $0.5 million and $0.8 million for the three and six month periods ended June 28, 2014, respectively, and $1.8 million and $2.5 million for the three and six month periods ended June 29, 2013, respectively.

Note 13: Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Weighted-average common shares outstanding	58,127,969	58,221,317	58,167,091	58,249,941
Effect of dilutive securities	870,507	743,006	870,775	854,486

Weighted-average common shares outstanding assuming dilution	58,998,476	58,964,323	59,037,866	59,104,427

The dilutive effect of the potential exercise of outstanding options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of both June 28, 2014, and June 29, 2013, there were no outstanding options or stock-settled SARs that were anti-dilutive. Performance-based equity awards do not affect the diluted earnings per share calculation until it is determined that the applicable performance metrics have been met.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on’s product warranty accrual activity for the three and six month periods ended June 28, 2014, and June 29, 2013, is as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Warranty reserve:
Beginning of period	$16.7	$17.7	$17.0	$18.9
Additions	4.0	3.4	6.9	4.8
Usage	(3.0)	(3.2)	(6.2)	(5.8)

End of period	$17.7	$17.9	$17.7	$17.9

Snap-on has credit risk exposure for certain SOC-originated contracts with recourse provisions related to franchisee van leases sold by SOC; as of June 28, 2014, and December 28, 2013, $4.0 million and $7.7 million, respectively, of franchisee leases contain a recourse provision to Snap-on if the leases become more than 90 days past due. The asset value of the collateral underlying these recourse leases would serve to mitigate Snap-on’s loss in the event of default. The estimated fair value of the guarantees for all lease originations with recourse as of June 28, 2014, was not material.

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results of these legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 15: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Interest income	$0.1	$0.1	$0.2	$0.2
Net foreign exchange gain (loss)	0.1	(1.8)	(0.1)	(2.5)
Other	0.1	–	0.1	–

Total other income (expense) – net	$0.3	$(1.7)	$0.2	$(2.3)

Note 16: Accumulated Other Comprehensive Income (Loss)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the second quarter of fiscal 2014:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of March 29, 2014	$125.8	$1.2	$(163.9)	$(36.9)
Other comprehensive income before reclassifications	(3.2)	–	–	(3.2)
Amounts reclassified from Accumulated OCI	–	(0.1)	3.7	3.6

Net other comprehensive income (loss)	(3.2)	(0.1)	3.7	0.4

Balance as of June 28, 2014	$122.6	$1.1	$(160.2)	$(36.5)

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the first six months of fiscal 2014:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 28, 2013	$121.1	$1.3	$(167.2)	$(44.8)
Other comprehensive income before reclassifications	1.5	–	–	1.5
Amounts reclassified from Accumulated OCI	–	(0.2)	7.0	6.8

Net other comprehensive income (loss)	1.5	(0.2)	7.0	8.3

Balance as of June 28, 2014	$122.6	$1.1	$(160.2)	$(36.5)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the second quarter of fiscal 2013:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of March 30, 2013	$101.5	$1.6	$(249.6)	$(146.5)
Other comprehensive income before reclassifications	(16.0)	–	–	(16.0)
Amounts reclassified from Accumulated OCI	–	(0.1)	6.7	6.6

Net other comprehensive income (loss)	(16.0)	(0.1)	6.7	(9.4)

Balance as of June 29, 2013	$85.5	$1.5	$(242.9)	$(155.9)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the first six months of fiscal 2013:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 29, 2012	$129.7	$1.7	$(255.6)	$(124.2)
Other comprehensive income before reclassifications	(44.2)	–	–	(44.2)
Amounts reclassified from Accumulated OCI	–	(0.2)	12.7	12.5

Net other comprehensive income (loss)	(44.2)	(0.2)	12.7	(31.7)

Balance as of June 29, 2013	$85.5	$1.5	$(242.9)	$(155.9)

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The reclassifications out of Accumulated OCI for the three and six month periods ended June 28, 2014, and June 29, 2013, are as follows:

Details about Accumulated OCI Components	Amount Reclassified from Accumulated OCI				Statement of Earnings Presentation
	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
(Amounts in millions)
Gains on cash flow hedges:
Treasury locks	$0.1	$0.1	$0.2	$0.2	Interest expense
	–	–	–	–	Income tax expense

	0.1	0.1	0.2	0.2	Net of tax

Amortization of net unrecognized losses and prior service credits included in net periodic pension cost	(5.8)	(10.8)	(11.0)	(20.3)	See footnote*
	2.1	4.1	4.0	7.6	Income tax expense

	(3.7)	(6.7)	(7.0)	(12.7)	Net of tax

Total reclassifications for the period	$(3.6)	$(6.6)	$(6.8)	$(12.5)	Net of tax

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Financial data by segment was as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales:
Commercial & Industrial Group	$287.2	$266.2	$577.8	$532.6
Snap-on Tools Group	369.1	346.2	712.7	673.5
Repair Systems & Information Group	278.5	246.2	541.2	492.3

Segment net sales	934.8	858.6	1,831.7	1,698.4
Intersegment eliminations	(108.3)	(94.5)	(217.7)	(192.6)

Total net sales	$826.5	$764.1	$1,614.0	$1,505.8
Financial Services revenue	51.7	44.5	101.9	88.5

Total revenues	$878.2	$808.6	$1,715.9	$1,594.3

Operating earnings:
Commercial & Industrial Group	$38.2	$33.6	$77.3	$64.2
Snap-on Tools Group	60.5	54.5	109.7	101.7
Repair Systems & Information Group	64.6	56.7	122.7	113.2
Financial Services	34.8	30.6	69.2	61.1

Segment operating earnings	198.1	175.4	378.9	340.2
Corporate	(25.2)	(27.0)	(49.9)	(53.5)

Operating earnings	$172.9	$148.4	$329.0	$286.7
Interest expense	(12.7)	(13.8)	(26.4)	(27.4)
Other income (expense) – net	0.3	(1.7)	0.2	(2.3)

Earnings before income taxes and equity earnings	$160.5	$132.9	$302.8	$257.0

(Amounts in millions)	June 28, 2014	December 28, 2013
Assets:
Commercial & Industrial Group	$1,004.5	$971.0
Snap-on Tools Group	584.7	557.3
Repair Systems & Information Group	1,047.4	979.6
Financial Services	1,312.9	1,224.0

Total assets from reportable segments	$3,949.5	$3,731.9
Corporate	333.2	431.8
Elimination of intersegment receivables	(54.4)	(53.7)

Total assets	$4,228.3	$4,110.0

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

RESULTS OF OPERATIONS

Results of operations for the three month periods ended June 28, 2014, and June 29, 2013, are as follows:

	Three Months Ended
(Amounts in millions)	June 28, 2014		June 29, 2013		Change
Net sales	$826.5	100.0%	$764.1	100.0%	$62.4	8.2%
Cost of goods sold	(426.1)	-51.6%	(390.9)	-51.2%	(35.2)	-9.0%

Gross profit	400.4	48.4%	373.2	48.8%	27.2	7.3%
Operating expenses	(262.3)	-31.7%	(255.4)	-33.4%	(6.9)	-2.7%

Operating earnings before financial services	138.1	16.7%	117.8	15.4%	20.3	17.2%

Financial services revenue	51.7	100.0%	44.5	100.0%	7.2	16.2%
Financial services expenses	(16.9)	-32.7%	(13.9)	-31.2%	(3.0)	-21.6%

Operating earnings from financial services	34.8	67.3%	30.6	68.8%	4.2	13.7%

Operating earnings	172.9	19.7%	148.4	18.4%	24.5	16.5%
Interest expense	(12.7)	-1.4%	(13.8)	-1.7%	1.1	8.0%
Other income (expense) – net	0.3	–	(1.7)	-0.2%	2.0	NM

Earnings before income taxes and equity earnings	160.5	18.3%	132.9	16.5%	27.6	20.8%
Income tax expense	(51.9)	-5.9%	(42.5)	-5.3%	(9.4)	-22.1%

Earnings before equity earnings	108.6	12.4%	90.4	11.2%	18.2	20.1%
Equity earnings, net of tax	0.2	–	0.3	–	(0.1)	-33.3%

Net earnings	108.8	12.4%	90.7	11.2%	18.1	20.0%

Net earnings attributable to noncontrolling interests	(2.7)	-0.3%	(2.3)	-0.3%	(0.4)	-17.4%

Net earnings attributable to Snap-on Inc.	$106.1	12.1%	$88.4	10.9%	$17.7	20.0%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $826.5 million in the second quarter of 2014 increased $62.4 million, or 8.2%, from 2013 levels, including $10.5 million of acquisition-related sales and $1.4 million of favorable foreign currency translation. Organic sales (excluding acquisition-related sales and foreign currency translation impacts) in the second quarter of 2014 increased $50.5 million, or 6.6%, from 2013 levels. Snap-on has significant international operations and is subject to risks inherent with foreign operations, including foreign currency translation fluctuations.

Gross profit of $400.4 million in the second quarter of 2014 increased $27.2 million as compared to $373.2 million last year. Gross margin (gross profit as a percentage of net sales) of 48.4% in the quarter decreased 40 basis points (100 basis points equals 1.0 percent) from 48.8% last year primarily due to 60 basis points of unfavorable foreign currency effects, partially offset by savings from ongoing efficiency and productivity initiatives, as well as benefits from restructuring actions (collectively, “Rapid Continuous Improvement” or “RCI initiatives”). Gross profit in the second quarter of 2014 reflects $1.2 million of restructuring costs as compared with $0.8 million of such costs last year.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Operating expenses of $262.3 million in the second quarter of 2014 increased $6.9 million as compared to $255.4 million last year. The operating expense margin (operating expenses as a percentage of net sales) of 31.7% in the quarter improved 170 basis points from 33.4% last year primarily due to sales volume leverage. Operating expenses in the second quarter of 2014 included $0.2 million of restructuring costs; operating expenses in the second quarter of 2013 included $1.0 million of such costs.

Operating earnings before financial services in the second quarter of 2014 of $138.1 million, including $4.3 million of unfavorable foreign currency effects, increased $20.3 million, or 17.2%, as compared to $117.8 million last year. As a percentage of net sales, operating earnings before financial services of 16.7% in the quarter improved 130 basis points from 15.4% last year, despite 60 basis points of unfavorable foreign currency effects.

Financial services operating earnings of $34.8 million on revenue of $51.7 million in the second quarter of 2014 compares with operating earnings of $30.6 million on revenue of $44.5 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.

Operating earnings in the second quarter of 2014 of $172.9 million, including $4.3 million of unfavorable foreign currency effects, increased $24.5 million, or 16.5%, from $148.4 million last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 19.7% improved 130 basis points from 18.4% last year, despite 60 basis points of unfavorable foreign currency effects.

Interest expense of $12.7 million in the second quarter of 2014 compares with $13.8 million last year. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was income of $0.3 million and expense of $1.7 million in the second quarters of 2014 and 2013, respectively. Other income (expense) – net reflects net gains and losses associated with hedging and currency exchange rate transactions, and interest income. See Note 15 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 32.9% in the second quarter of 2014 and 32.5% in the second quarter of 2013. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

On May 28, 2014, Snap-on acquired substantially all of the assets of Pro-Cut International, Inc. (“Pro-Cut”) for a preliminary cash purchase price of $41.6 million. The purchase price is subject to change based upon the finalization of a working capital adjustment, which is expected to be completed in the third quarter of 2014.

Pro-Cut, with 2013 sales of approximately $24 million, designs, manufactures and distributes on-car brake lathes, related equipment and accessories used in brake servicing by automotive repair facilities. The acquisition of the Pro-Cut product line complements and increases Snap-on’s existing undercar equipment product offering, broadens its established capabilities in servicing vehicle repair facilities and expands the company’s presence with repair shop owners and managers. For segment reporting purposes, the results of operations and assets of Pro-Cut have been included in the Repair Systems & Information Group since the date of acquisition. Pro forma financial information has not been presented as the net effects of the Pro-Cut acquisition were neither significant nor material to Snap-on’s results of operations or financial position.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

On May 13, 2013, Snap-on acquired Challenger Lifts, Inc. (“Challenger”) for a cash purchase price of $38.2 million, including post-closing adjustments. Challenger designs, manufactures and distributes a comprehensive line of vehicle lifts and accessories to a diverse customer base in the automotive repair sector. For segment reporting purposes, the results of operations and assets of Challenger have been included in the Repair Systems & Information Group since the date of acquisition. Pro forma financial information has not been presented as the net effects of the Challenger acquisition were neither significant nor material to Snap-on’s results of operations or financial position.

Net earnings attributable to Snap-on of $106.1 million, or $1.80 per diluted share, in the second quarter of 2014 increased $17.7 million, or $0.30 per diluted share, from 2013 levels. Net earnings attributable to Snap-on in the second quarter of 2013 were $88.4 million or $1.50 per diluted share.

Results of operations for the six month periods ended June 28, 2014, and June 29, 2013, are as follows:

	Six Months Ended
(Amounts in millions)	June 28, 2014		June 29, 2013		Change
Net sales	$1,614.0	100.0%	$1,505.8	100.0%	$108.2	7.2%
Cost of goods sold	(834.9)	-51.7%	(775.7)	-51.5%	(59.2)	-7.6%

Gross profit	779.1	48.3%	730.1	48.5%	49.0	6.7%
Operating expenses	(519.3)	-32.2%	(504.5)	-33.5%	(14.8)	-2.9%

Operating earnings before financial services	259.8	16.1%	225.6	15.0%	34.2	15.2%

Financial services revenue	101.9	100.0%	88.5	100.0%	13.4	15.1%
Financial services expenses	(32.7)	-32.1%	(27.4)	-31.0%	(5.3)	-19.3%

Operating earnings from financial services	69.2	67.9%	61.1	69.0%	8.1	13.3%

Operating earnings	329.0	19.2%	286.7	18.0%	42.3	14.8%
Interest expense	(26.4)	-1.6%	(27.4)	-1.7%	1.0	3.6%
Other income (expense) – net	0.2	–	(2.3)	-0.2%	2.5	NM

Earnings before income taxes and equity earnings	302.8	17.6%	257.0	16.1%	45.8	17.8%
Income tax expense	(96.2)	-5.6%	(81.3)	-5.1%	(14.9)	-18.3%

Earnings before equity earnings	206.6	12.0%	175.7	11.0%	30.9	17.6%
Equity earnings, net of tax	0.4	0.1%	0.1	–	0.3	NM

Net earnings	207.0	12.1%	175.8	11.0%	31.2	17.7%
Net earnings attributable to noncontrolling interests	(5.0)	-0.3%	(4.6)	-0.3%	(0.4)	-8.7%

Net earnings attributable to Snap-on Inc.	$202.0	11.8%	$171.2	10.7%	$30.8	18.0%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $1,614.0 million in the first six months of 2014 increased $108.2 million, or 7.2%, from 2013 levels, including $25.7 million of acquisition-related sales and $4.5 million of unfavorable foreign currency translation. In the first six months of 2014, organic sales increased $87.0 million, or 5.8%, from 2013 levels. Snap-on has significant international operations and is subject to risks inherent with foreign operations, including foreign currency translation fluctuations.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Gross profit of $779.1 million in the first six months of 2014 increased $49.0 million as compared to $730.1 million last year. Gross margin of 48.3% in the quarter decreased 20 basis points from 48.5% last year primarily due to 50 basis points of unfavorable foreign currency effects, partially offset by savings from ongoing RCI initiatives. Gross profit in the first six months of 2014 reflects $3.2 million of restructuring costs as compared with $3.1 million of such costs last year.

Operating expenses of $519.3 million in the first six months of 2014 increased $14.8 million as compared to $504.5 million last year. The operating expense margin of 32.2% in 2014 improved 130 basis points from 33.5% last year primarily due to sales volume leverage. Operating expenses in the first six months of 2014 included $0.2 million of restructuring costs; operating expenses in the first six months of 2013 included $1.5 million of such costs.

Operating earnings before financial services in the first six months of 2014 of $259.8 million, including $9.6 million of unfavorable foreign currency effects, increased $34.2 million, or 15.2%, as compared to $225.6 million last year. As a percentage of net sales, operating earnings before financial services of 16.1% in 2014 improved 110 basis points from 15.0% last year, despite 50 basis points of unfavorable foreign currency effects.

Financial services operating earnings of $69.2 million on revenue of $101.9 million in the first six months of 2014 compares with operating earnings of $61.1 million on revenue of $88.5 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.

Operating earnings in the first six months of 2014 of $329.0 million, including $9.7 million of unfavorable foreign currency effects, increased $42.3 million, or 14.8%, from $286.7 million last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 19.2% improved 120 basis points from 18.0% last year, despite 50 basis points of unfavorable foreign currency effects.

Interest expense of $26.4 million in the first six months of 2014 compares with $27.4 million last year. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was income of $0.2 million and expense of $2.3 million in the first six months of 2014 and 2013, respectively. Other income (expense) – net reflects net gains and losses associated with hedging and currency exchange rate transactions, and interest income. See Note 15 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 32.3% in the first six months of 2014 and 32.2% in the first six months of 2013. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on of $202.0 million, or $3.42 per diluted share, in the first six months of 2014 increased $30.8 million, or $0.52 per diluted share, from 2013 levels. Net earnings attributable to Snap-on in the first six months of 2013 were $171.2 million or $2.90 per diluted share.

Exit and Disposal Activities

Snap-on recorded costs of $1.4 million and $3.4 million for exit and disposal activities in the three and six month periods ended June 28, 2014, respectively, as compared to costs of $1.8 million and $4.7 million for exit and disposal activities in the three and six month periods ended June 29, 2013, respectively. See Note 6 to the Condensed Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

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

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	June 28, 2014		June 29, 2013		Change
External net sales	$238.0	82.9%	$225.2	84.6%	$12.8	5.7%
Intersegment net sales	49.2	17.1%	41.0	15.4%	8.2	20.0%

Segment net sales	287.2	100.0%	266.2	100.0%	21.0	7.9%
Cost of goods sold	(175.4)	-61.1%	(160.8)	-60.4%	(14.6)	-9.1%

Gross profit	111.8	38.9%	105.4	39.6%	6.4	6.1%
Operating expenses	(73.6)	-25.6%	(71.8)	-27.0%	(1.8)	-2.5%

Segment operating earnings	$38.2	13.3%	$33.6	12.6%	$4.6	13.7%

Segment net sales of $287.2 million in the second quarter of 2014 increased $21.0 million, or 7.9%, from 2013 levels; excluding $1.2 million of unfavorable foreign currency translation, organic sales increased $22.2 million or 8.4%. The organic sales increase primarily reflects a double-digit gain in sales to customers in critical industries and a mid single-digit sales increase in the segment’s European-based hand tools business.

Segment gross profit of $111.8 million in the second quarter of 2014 increased $6.4 million from 2013 levels. Gross margin of 38.9% in the quarter decreased 70 basis points from 39.6% last year as benefits from increased sales and savings from ongoing RCI initiatives were more than offset by higher costs, including $2.7 million (80 basis points) of unfavorable foreign currency effects. No restructuring costs were included in gross profit in the second quarter of 2014; gross profit in the second quarter of 2013 included $0.1 million of such costs.

Segment operating expenses of $73.6 million in the second quarter of 2014 increased $1.8 million from 2013 levels primarily due to higher volume-related expenses. The operating expense margin of 25.6% in the quarter improved 140 basis points from 27.0% last year primarily due to sales volume leverage. No restructuring costs were included in operating expenses in the second quarter of 2014; operating expenses in the second quarter of 2013 included $0.1 million of such costs.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

As a result of these factors, segment operating earnings of $38.2 million in the second quarter of 2014, including $2.6 million of unfavorable foreign currency effects, increased $4.6 million from 2013 levels. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 13.3% in the second quarter of 2014 improved 70 basis points from 12.6% last year, despite 80 basis points of unfavorable foreign currency effects.

	Six Months Ended
(Amounts in millions)	June 28, 2014		June 29, 2013		Change
External net sales	$474.6	82.1%	$446.7	83.9%	$27.9	6.2%
Intersegment net sales	103.2	17.9%	85.9	16.1%	17.3	20.1%

Segment net sales	577.8	100.0%	532.6	100.0%	45.2	8.5%
Cost of goods sold	(353.3)	-61.1%	(328.2)	-61.6%	(25.1)	-7.6%

Gross profit	224.5	38.9%	204.4	38.4%	20.1	9.8%
Operating expenses	(147.2)	-25.5%	(140.2)	-26.3%	(7.0)	-5.0%

Segment operating earnings	$77.3	13.4%	$64.2	12.1%	$13.1	20.4%

Segment net sales of $577.8 million in the first six months of 2014 increased $45.2 million, or 8.5%, from 2013 levels; excluding $4.3 million of unfavorable foreign currency translation, organic sales increased $49.5 million or 9.4%. The organic sales increase primarily reflects a double-digit gain in sales to customers in critical industries and a mid single-digit sales increase in the segment’s European-based hand tools business.

Segment gross profit of $224.5 million in the first six months of 2014 increased $20.1 million from 2013 levels. Gross margin of 38.9% in 2014 improved 50 basis points from 38.4% last year as benefits from increased sales, savings from ongoing RCI initiatives and lower restructuring costs were partially offset by higher costs, including $6.8 million (90 basis points) of unfavorable foreign currency effects. No restructuring costs were included in gross profit in the first six months of 2014; gross profit in the first six months of 2013 included $2.2 million of such costs.

Segment operating expenses of $147.2 million in the first six months of 2014 increased $7.0 million from 2013 levels primarily due to higher volume-related and other expenses. The operating expense margin of 25.5% in 2014 improved 80 basis points from 26.3% last year primarily due to benefits from sales volume leverage. No restructuring costs were included in operating expenses in the first six months of 2014; operating expenses in the first six months of 2013 included $0.1 million of such costs.

As a result of these factors, segment operating earnings of $77.3 million in the first six months of 2014, including $5.9 million of unfavorable foreign currency effects, increased $13.1 million from 2013 levels. Operating margin for the Commercial & Industrial Group of 13.4% in the first six months of 2014 improved 130 basis points from 12.1% last year, despite 90 basis points of unfavorable foreign currency effects.

Snap-on Tools Group

(Amounts in millions)	Three Months Ended
	June 28, 2014		June 29, 2013		Change
Segment net sales	$369.1	100.0%	$346.2	100.0%	$22.9	6.6%
Cost of goods sold	(208.0)	-56.4%	(193.3)	-55.8%	(14.7)	-7.6%

Gross profit	161.1	43.6%	152.9	44.2%	8.2	5.4%
Operating expenses	(100.6)	-27.2%	(98.4)	-28.5%	(2.2)	-2.2%

Segment operating earnings	$60.5	16.4%	$54.5	15.7%	$6.0	11.0%

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment net sales of $369.1 million in the second quarter of 2014 increased $22.9 million, or 6.6%, from 2013 levels, reflecting a mid single-digit sales increase in the company’s U.S. franchise operations and a high single-digit sales increase in the company’s international franchise operations. Excluding $0.1 million of favorable foreign currency translation, organic sales increased $22.8 million or 6.6%.

Segment gross profit of $161.1 million in the second quarter of 2014 increased $8.2 million from 2013 levels. Gross margin of 43.6% in the quarter decreased 60 basis points from 44.2% last year primarily due to $2.1 million (60 basis points) of unfavorable foreign currency effects. No restructuring costs were included in gross profit in the second quarter of 2014; gross profit in the second quarter of 2013 included $0.1 million of such costs.

Segment operating expenses of $100.6 million in the second quarter of 2014 increased $2.2 million from 2013 levels primarily due to higher volume-related expenses. The operating expense margin of 27.2% improved 130 basis points from 28.5% last year primarily due to sales volume leverage. No restructuring costs were included in operating expenses in the second quarter of 2014; operating expenses in the second quarter of 2013 included $0.1 million of such costs.

As a result of these factors, segment operating earnings of $60.5 million in the second quarter of 2014, including $2.1 million of unfavorable foreign currency effects, increased $6.0 million from 2013 levels. Operating margin for the Snap-on Tools Group of 16.4% in the second quarter of 2014 improved 70 basis points from 15.7% last year, despite 60 basis points of unfavorable foreign currency effects.

	Six Months Ended
(Amounts in millions)	June 28, 2014		June 29, 2013		Change
Segment net sales	$712.7	100.0%	$673.5	100.0%	$39.2	5.8%
Cost of goods sold	(403.6)	-56.6%	(376.7)	-55.9%	(26.9)	-7.1%

Gross profit	309.1	43.4%	296.8	44.1%	12.3	4.1%
Operating expenses	(199.4)	-28.0%	(195.1)	-29.0%	(4.3)	-2.2%

Segment operating earnings	$109.7	15.4%	$101.7	15.1%	$8.0	7.9%

Segment net sales of $712.7 million in the first six months of 2014 increased $39.2 million, or 5.8%, from 2013 levels. Excluding $3.0 million of unfavorable foreign currency translation, organic sales increased $42.2 million, or 6.3%, reflecting mid single-digit sales increases in both the company’s U.S. and international franchise operations.

Segment gross profit of $309.1 million in the first six months of 2014 increased $12.3 million from 2013 levels. Gross margin of 43.4% in 2014 decreased 70 basis points from 44.1% last year primarily due to $5.0 million (50 basis points) of unfavorable foreign currency effects. No restructuring costs were included in gross profit in the first six months of 2014; gross profit in the first six months of 2013 included $0.1 million of such costs.

Segment operating expenses of $199.4 million in the first six months of 2014 increased $4.3 million from 2013 levels primarily due to higher volume-related expenses. The operating expense margin of 28.0% improved 100 basis points from 29.0% last year primarily due to sales volume leverage. No restructuring costs were included in operating expenses in the first six months of 2014; operating expenses in the first six months of 2013 included $0.2 million of such costs.

As a result of these factors, segment operating earnings of $109.7 million in the first six months of 2014, including $4.2 million of unfavorable foreign currency effects, increased $8.0 million from 2013 levels. Operating margin for the Snap-on Tools Group of 15.4% in the first six months of 2014 improved 30 basis points from 15.1% last year, despite 50 basis points of unfavorable foreign currency effects.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	June 28, 2014		June 29, 2013		Change
External net sales	$219.4	78.8%	$192.7	78.3%	$26.7	13.9%
Intersegment net sales	59.1	21.2%	53.5	21.7%	5.6	10.5%

Segment net sales	278.5	100.0%	246.2	100.0%	32.3	13.1%
Cost of goods sold	(151.0)	-54.2%	(131.3)	-53.3%	(19.7)	-15.0%

Gross profit	127.5	45.8%	114.9	46.7%	12.6	11.0%
Operating expenses	(62.9)	-22.6%	(58.2)	-23.7%	(4.7)	-8.1%

Segment operating earnings	$64.6	23.2%	$56.7	23.0%	$7.9	13.9%

Segment net sales of $278.5 million in the second quarter of 2014 increased $32.3 million, or 13.1%, from 2013 levels. Excluding $10.5 million of acquisition-related sales and $2.7 million of favorable foreign currency translation, organic sales increased $19.1 million or 7.7%. The organic sales increase primarily reflects a double-digit gain in sales to OEM dealership service and repair shops, and a mid single-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers.

Segment gross profit of $127.5 million in the second quarter of 2014 increased $12.6 million from 2013 levels. Gross margin of 45.8% in the quarter decreased 90 basis points from 46.7% last year primarily due to a shift in sales that included higher volumes of lower gross margin products, including increased essential tool and facilitation sales to OEM dealerships, as well as sales of Challenger products. These decreases to gross margin were partially offset by continued savings from ongoing RCI initiatives. Restructuring costs included in gross profit in the second quarter of 2014 totaled $1.2 million; gross profit in the second quarter of 2013 included $0.6 million of such costs.

Segment operating expenses of $62.9 million in the second quarter of 2014 increased $4.7 million from 2013 levels primarily due to higher volume-related expenses. The operating expense margin of 22.6% improved 110 basis points from 23.7% last year primarily due to sales volume leverage, including benefits from the sales shift discussed above. Restructuring costs included in operating expenses in the second quarter of 2014 totaled $0.2 million; operating expenses in the second quarter of 2013 included $0.8 million of such costs.

As a result of these factors, segment operating earnings of $64.6 million in the second quarter of 2014 increased $7.9 million from 2013 levels. Operating margin for the Repair Systems & Information Group of 23.2% in the second quarter of 2014 improved 20 basis points from 23.0% last year.

	Six Months Ended
(Amounts in millions)	June 28, 2014		June 29, 2013		Change
External net sales	$426.7	78.8%	$385.6	78.3%	$41.1	10.7%
Intersegment net sales	114.5	21.2%	106.7	21.7%	7.8	7.3%

Segment net sales	541.2	100.0%	492.3	100.0%	48.9	9.9%
Cost of goods sold	(295.7)	-54.6%	(263.4)	-53.5%	(32.3)	-12.3%

Gross profit	245.5	45.4%	228.9	46.5%	16.6	7.3%
Operating expenses	(122.8)	-22.7%	(115.7)	-23.5%	(7.1)	-6.1%

Segment operating earnings	$122.7	22.7%	$113.2	23.0%	$9.5	8.4%

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment net sales of $541.2 million in the first six months of 2014 increased $48.9 million, or 9.9%, from 2013 levels. Excluding $25.7 million of acquisition-related sales and $3.4 million of favorable foreign currency translation, organic sales increased $19.8 million, or 4.0%, primarily due to a mid single-digit gain in sales to OEM dealership service and repair shops, and a mid single-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers.

Segment gross profit of $245.5 million in the first six months of 2014 increased $16.6 million from 2013 levels. Gross margin of 45.4% in the quarter decreased 110 basis points from 46.5% last year primarily due to a shift in sales that included higher volumes of lower gross margin products, including increased essential tool and facilitation sales to OEM dealerships, as well as sales of Challenger products, and higher restructuring costs. These decreases in gross margin were partially offset by continued savings from ongoing RCI initiatives. Restructuring costs included in gross profit in the first six months of 2014 totaled $3.2 million; gross profit in the first six months of 2013 included $0.8 million of such costs.

Segment operating expenses of $122.8 million in the first six months of 2014 increased $7.1 million from 2013 levels primarily due to higher volume-related and other expenses. The operating expense margin of 22.7% improved 80 basis points from 23.5% last year primarily due to sales volume leverage, including benefits from the sales shift discussed above, and lower restructuring costs. Restructuring costs included in operating expenses in the first six months of 2014 totaled $0.2 million; operating expenses in the first six months of 2013 included $1.2 million of such costs.

As a result of these factors, segment operating earnings of $122.7 million in the first six months of 2014 increased $9.5 million from 2013 levels. Operating margin for the Repair Systems & Information Group of 22.7% in the first six months of 2014 declined 30 basis points from 23.0% last year.

Financial Services

	Three Months Ended
(Amounts in millions)	June 28, 2014		June 29, 2013		Change
Financial services revenue	$51.7	100.0%	$44.5	100.0%	$7.2	16.2%
Financial services expenses	(16.9)	-32.7%	(13.9)	-31.2%	(3.0)	-21.6%

Segment operating earnings	$34.8	67.3%	$30.6	68.8%	$4.2	13.7%

Financial services operating earnings of $34.8 million on revenue of $51.7 million in the second quarter of 2014 compares with operating earnings of $30.6 million on revenue of $44.5 million last year. The $7.2 million increase in financial services revenue primarily reflects $6.6 million of higher revenue as a result of continued growth of the company’s financial services portfolio; the year-over-year revenue impact from changes in average yields was not significant. In the second quarters of 2014 and 2013, the average yield on finance receivables was 17.5% and 17.4%, respectively, and the average yield on contract receivables was 9.5% and 9.6%, respectively. Originations of $232.7 million in the second quarter of 2014 increased $29.6 million, or 14.6%, from 2013 levels.

Financial services expenses of $16.9 million and $13.9 million in the second quarters of 2014 and 2013, respectively, primarily include personnel-related and other general and administrative costs, as well as doubtful accounts provisions. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. As a percentage of the average financial services portfolio, financial services expenses were 1.3% and 1.2% in the second quarters of 2014 and 2013, respectively.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

	Six Months Ended
(Amounts in millions)	June 28, 2014		June 29, 2013		Change
Financial services revenue	$101.9	100.0%	$88.5	100.0%	$13.4	15.1%
Financial services expenses	(32.7)	-32.1%	(27.4)	-31.0%	(5.3)	-19.3%

Segment operating earnings	$69.2	67.9%	$61.1	69.0%	$8.1	13.3%

Financial services operating earnings of $69.2 million on revenue of $101.9 million in the first six months of 2014 compares with operating earnings of $61.1 million on revenue of $88.5 million last year. The $13.4 million increase in financial services revenue primarily reflects $12.6 million of higher revenue as a result of continued growth of the company’s financial services portfolio; the year-over-year impact on revenue from changes in average yields was not significant. In the first six months of both 2014 and 2013, the average yield on finance receivables was 17.5%. In the first six months of 2014 and 2013, the average yield on contract receivables was 9.5% and 9.6%, respectively. Originations of $434.8 million in the first six months of 2014 increased $59.8 million, or 15.9%, from 2013 levels.

Financial services expenses of $32.7 million and $27.4 million in the first six months of 2014 and 2013, respectively, primarily include personnel-related and other general and administrative costs, as well as doubtful accounts provisions. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. As a percentage of the average financial services portfolio, financial services expenses were 2.6% and 2.4% in the first six months of 2014 and 2013, respectively.

See Note 3 to the Condensed Consolidated Financial Statements for further information on financial services.

Corporate

Snap-on’s second quarter 2014 general corporate expenses of $25.2 million decreased $1.8 million from $27.0 million last year primarily due to expected lower pension expense.

Snap-on’s general corporate expenses in the first six months of 2014 of $49.9 million decreased $3.6 million from $53.5 million last year primarily due to expected lower pension expense.

Non-GAAP Supplemental Data

The supplemental data is presented for informational purposes to provide readers with insight into the information used by management for assessing the operating performance of Snap-on Incorporated’s (“Snap-on”) non-financial services (“Operations”) and “Financial Services” businesses.

The supplemental Operations data reflects the results of operations and financial position of Snap-on’s tools, diagnostic and equipment products, software and other non-financial services operations with Financial Services on the equity method. The supplemental Financial Services data reflects the results of operations and financial position of Snap-on’s U.S. and international financial services operations. The financing needs of Financial Services are met through intersegment borrowings and cash generated from Operations; Financial Services is charged interest expense on intersegment borrowings at market rates. Income taxes are charged to Financial Services on the basis of the specific tax attributes generated by the U.S. and international financial services businesses. Transactions between the Operations and Financial Services businesses were eliminated to arrive at the Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the three month periods ended June 28, 2014, and June 29, 2013, is as follows:

	Operations*		Financial Services
	June 28,	June 29,	June 28,	June 29,
(Amounts in millions)	2014	2013	2014	2013
Net sales	$826.5	$764.1	$–	$–
Cost of goods sold	(426.1)	(390.9)	–	–

Gross profit	400.4	373.2	–	–
Operating expenses	(262.3)	(255.4)	–	–

Operating earnings before financial services	138.1	117.8	–	–

Financial services revenue	–	–	51.7	44.5
Financial services expenses	–	–	(16.9)	(13.9)

Operating earnings from financial services	–	–	34.8	30.6

Operating earnings	138.1	117.8	34.8	30.6
Interest expense	(12.5)	(13.3)	(0.2)	(0.5)
Intersegment interest income (expense) – net	13.9	11.8	(13.9)	(11.8)
Other income (expense) – net	0.3	(1.7)	–	–

Earnings before income taxes and equity earnings	139.8	114.6	20.7	18.3
Income tax expense	(44.3)	(35.8)	(7.6)	(6.7)

Earnings before equity earnings	95.5	78.8	13.1	11.6
Financial services – net earnings attributable to Snap-on	13.1	11.6	–	–
Equity earnings, net of tax	0.2	0.3	–	–

Net earnings	108.8	90.7	13.1	11.6
Net earnings attributable to noncontrolling interests	(2.7)	(2.3)	–	–

Net earnings attributable to Snap-on	$106.1	$88.4	$13.1	$11.6

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the six month periods ended June 28, 2014, and June 29, 2013, is as follows:

	Operations*		Financial Services
	June 28,	June 29,	June 28,	June 29,
(Amounts in millions)	2014	2013	2014	2013
Net sales	$1,614.0	$1,505.8	$–	$–
Cost of goods sold	(834.9)	(775.7)	–	–

Gross profit	779.1	730.1	–	–
Operating expenses	(519.3)	(504.5)	–	–

Operating earnings before financial services	259.8	225.6	–	–

Financial services revenue	–	–	101.9	88.5
Financial services expenses	–	–	(32.7)	(27.4)

Operating earnings from financial services	–	–	69.2	61.1

Operating earnings	259.8	225.6	69.2	61.1
Interest expense	(26.0)	(26.5)	(0.4)	(0.9)
Intersegment interest income (expense) – net	27.3	23.1	(27.3)	(23.1)
Other income (expense) – net	0.2	(2.4)	–	0.1

Earnings before income taxes and equity earnings	261.3	219.8	41.5	37.2
Income tax expense	(81.0)	(67.7)	(15.2)	(13.6)

Earnings before equity earnings	180.3	152.1	26.3	23.6
Financial services – net earnings attributable to Snap-on	26.3	23.6	–	–
Equity earnings, net of tax	0.4	0.1	–	–

Net earnings	207.0	175.8	26.3	23.6
Net earnings attributable to noncontrolling interests	(5.0)	(4.6)	–	–

Net earnings attributable to Snap-on	$202.0	$171.2	$26.3	$23.6

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – Supplemental Condensed Balance Sheet information as of June 28, 2014, and December 28, 2013, is as follows:

	Operations*		Financial Services
(Amounts in millions)	June 28, 2014	December 28, 2013	June 28, 2014	December 28, 2013
ASSETS
Current assets
Cash and cash equivalents	$113.4	$214.4	$2.4	$3.2
Intersegment receivables	18.3	15.3	–	–
Trade and other accounts receivable – net	565.3	531.1	0.5	0.5
Finance receivables – net	–	–	400.5	374.6
Contract receivables – net	7.5	7.0	58.7	61.4
Inventories – net	467.5	434.4	–	–
Deferred income tax assets	74.1	71.1	14.4	14.3
Prepaid expenses and other assets	107.5	88.1	1.6	1.3

Total current assets	1,353.6	1,361.4	478.1	455.3

Property and equipment – net	400.4	390.9	1.4	1.6
Investment in Financial Services	206.0	193.7	–	–
Deferred income tax assets	56.3	56.8	0.2	0.3
Intersegment long-term notes receivable	168.7	9.6	–	–
Long-term finance receivables – net	–	–	611.9	560.6
Long-term contract receivables – net	12.8	12.0	220.2	205.1
Goodwill	870.5	838.8	–	–
Other intangibles – net	188.6	190.5	–	–
Other assets	60.3	58.9	1.1	1.1

Total assets	$3,317.2	$3,112.6	$1,312.9	$1,224.0

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	June 28, 2014	December 28, 2013	June 28, 2014	December 28, 2013
LIABILITIES AND EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$46.3	$13.1	$–	$100.0
Accounts payable	170.3	150.7	1.6	4.9
Intersegment payables	–	–	18.3	15.3
Accrued benefits	46.5	48.1	0.1	–
Accrued compensation	81.5	91.9	1.9	3.6
Franchisee deposits	60.5	59.4	–	–
Other accrued liabilities	255.2	229.5	37.4	22.2

Total current liabilities	660.3	592.7	59.3	146.0

Long-term debt and intersegment long-term debt	–	–	1,030.2	868.5
Deferred income tax liabilities	147.0	142.7	0.1	1.1
Retiree health care benefits	39.5	41.7	–	–
Pension liabilities	122.8	135.8	–	–
Other long-term liabilities	74.8	69.3	17.3	14.7

Total liabilities	1,044.4	982.2	1,106.9	1,030.3

Total shareholders’ equity attributable to Snap-on Inc.	2,255.4	2,113.2	206.0	193.7
Noncontrolling interests	17.4	17.2	–	–

Total equity	2,272.8	2,130.4	206.0	193.7

Total liabilities and equity	$3,317.2	$3,112.6	$1,312.9	$1,224.0

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations and collections of finance receivables, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for payments of interest and dividends, new receivables originated by our financial services businesses, capital expenditures, working capital, restructuring activities, the funding of pension plans, and funding for additional share repurchases and acquisitions, if any. Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on July 11, 2014, Snap-on’s long-term debt and commercial paper were rated, respectively, A3 and P-2 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A- and F2 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.

As of June 28, 2014, working capital (current assets less current liabilities) of $1,112.1 million increased $31.3 million from $1,080.8 million as of December 28, 2013 (fiscal 2013 year end).

The following represents the company’s working capital position as of June 28, 2014, and December 28, 2013:

	June 28,	December 28,
(Amounts in millions)	2014	2013
Cash and cash equivalents	$115.8	$217.6
Trade and other accounts receivable – net	565.8	531.6
Finance receivables – net	400.5	374.6
Contract receivables – net	66.2	68.4
Inventories – net	467.5	434.4
Other current assets	193.0	169.6

Total current assets	1,808.8	1,796.2

Notes payable and current maturities of long-term debt	(46.3)	(113.1)
Accounts payable	(171.9)	(155.6)
Other current liabilities	(478.5)	(446.7)

Total current liabilities	(696.7)	(715.4)

Total working capital	$1,112.1	$1,080.8

Cash and cash equivalents of $115.8 million as of June 28, 2014, decreased $101.8 million from 2013 year-end levels primarily as a result of the March 2014 repayment of $100.0 million of 5.85% unsecured notes (the “2014 Notes”) at maturity. In addition to the $100.0 million debt repayment, the net decrease in cash and cash equivalents also includes the impacts of (i) the funding of $370.6 million of new finance receivables; (ii) the repurchase of 550,000 shares of the company’s common stock for $62.5 million; (iii) dividend payments to shareholders of $51.2 million; (iv) the acquisition of Pro-Cut for a preliminary cash purchase price of $41.6 million; and (v) the funding of $41.0 million of capital expenditures. These decreases in cash and cash equivalents were partially offset by (i) $282.3 million of cash from collections of finance receivables; (ii) $212.7 million of cash generated from operations; (iii) $33.8 million of cash from a net increase in short-term borrowings, including $29.5 million of net commercial paper issuances; and (iv) $32.1 million of cash proceeds from stock purchase and option plan exercises.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Of the $115.8 million of cash and cash equivalents as of June 28, 2014, $88.0 million was held outside of the United States. Cash and cash equivalents held outside of the United States decreased $36.3 million from $124.3 million at 2013 year end primarily due to the rebalancing of intercompany debt. Snap-on maintains non-U.S. funds in its foreign operations to (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. The repatriation of cash from certain foreign subsidiaries could have adverse net tax consequences on the company should Snap-on be required to pay and record U.S. income taxes and foreign withholding taxes on such funds. Alternatively, the repatriation of cash from certain other foreign subsidiaries could result in favorable net tax consequences for the company. Snap-on periodically evaluates and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it does not incur unfavorable net tax consequences.

Trade and other accounts receivable – net of $565.8 million as of June 28, 2014, increased $34.2 million from 2013 year-end levels; excluding $0.2 million of currency translation impacts, trade and other accounts receivable – net increased $34.0 million, largely due to higher sales, as well as receivables related to Pro-Cut. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 64 days at June 28, 2014, and 62 days at 2013 year end.

The current portions of net finance and contract receivables of $466.7 million as of June 28, 2014, compared to $443.0 million at 2013 year end. The long-term portions of net finance and contract receivables of $844.9 million as of June 28, 2014, compared to $777.7 million at 2013 year end. The combined $90.9 million increase in net current and long-term finance and contract receivables over 2013 year-end levels primarily reflects continued growth of the company’s financial services portfolio; excluding $3.3 million of currency translation impacts, the combined increase for these receivables over 2013 year-end levels was $87.6 million.

Inventories of $467.5 million as of June 28, 2014, increased $33.1 million from 2013 year-end levels; excluding $0.3 million of currency translation impacts, inventories increased $33.4 million primarily to support continued higher customer demand and new product introductions, as well as inventories related to Pro-Cut. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 3.7 turns as of June 28, 2014, and 3.8 turns as of December 28, 2013. Inventories accounted for using the first-in, first-out (“FIFO”) method as of both June 28, 2014, and December 28, 2013, approximated 61% and 60%, respectively, of total inventories. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $72.6 million as of both June 28, 2014, and December 28, 2013.

Notes payable of $46.3 million as of June 28, 2014, included $29.5 million of commercial paper borrowings and $16.8 million of other notes; there were no current maturities of long-term debt as of that date. As of 2013 year end, notes payable and current maturities of long-term debt of $113.1 million included $100.0 million of 2014 Notes and $13.1 million of other notes. Snap-on repaid the 2014 Notes in the first quarter of 2014 at maturity with available cash and commercial paper borrowings.

Accounts payable of $171.9 million as of June 28, 2014, increased $16.3 million from 2013 year-end levels primarily due to the timing of payments and accounts payable related to Pro-Cut; excluding $0.3 million of currency translation impacts, accounts payable increased $16.6 million.

Other accrued liabilities of $288.0 million as of June 28, 2014, increased $44.3 million from 2013 year-end levels primarily due to higher income and other tax accruals, including as a result of the timing of estimated income tax payments, and accrued liabilities related to Pro-Cut; excluding $1.3 million of currency translation impacts, other accrued liabilities increased $43.0 million.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Long-term debt of $861.5 million as of June 28, 2014, consisted of (i) $150 million of unsecured 5.50% notes that mature in 2017; (ii) $250 million of unsecured 4.25% notes that mature in 2018; (iii) $200 million of unsecured 6.70% notes that mature in 2019; (iv) $250 million of unsecured 6.125% notes that mature in 2021; and (v) $11.5 million of other long-term debt, including fair value adjustments related to interest rate swaps.

Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on September 27, 2018 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of June 28, 2014. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss; or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended. As of June 28, 2014, the company’s actual ratios of 0.28 and 1.22, respectively, were both within the permitted ranges set forth in this financial covenant.

Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of June 28, 2014, Snap-on was in compliance with all covenants of its Credit Facility and debt agreements.

Snap-on believes that it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under the revolving Credit Facility. If the need were to arise, Snap-on believes that it could access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, in the future, may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near term liquidity requirements for Snap-on include payments of interest and dividends, funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, restructuring activities, the funding of pension plans, and funding for additional share repurchases and acquisitions, if any. Snap-on intends to make contributions of $11.0 million to its foreign pension plans and $1.8 million to its domestic pension plans in 2014, as required by law. In the first six months of 2014, Snap-on made $10.7 million of cash contributions to its domestic pension plans that included (i) $10.0 million of discretionary contributions; and (ii) $0.7 million of required contributions. Depending on market and other conditions, Snap-on may elect to make additional discretionary cash contributions to its pension plans in 2014.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, securitizations and/or additional fixed-term debt.

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities was $212.7 million and $185.8 million in the first six months of 2014 and 2013, respectively. The $26.9 million increase in net cash provided by operating activities in 2014 primarily reflects higher net earnings in 2014.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Investing Activities

Net cash used by investing activities of $170.6 million in the first six months of 2014 included additions to, and collections of, finance receivables of $370.6 million and $282.3 million, respectively. Net cash used by investing activities of $154.0 million in the first six months of 2013 included additions to, and collections of, finance receivables of $321.5 million and $247.1 million, respectively. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with expected average payment terms of 34 months.

Net cash used by investing activities in the first six months of 2014 also included, on a preliminary basis, $41.6 million for the May 28, 2014 acquisition of Pro-Cut. The purchase price is subject to change based upon the finalization of a working capital adjustment, which is expected to be completed in the third quarter of 2014. Net cash used by investing activities in the first six months of 2013 included $38.2 million for the May 2013 acquisition of Challenger.

Capital expenditures of $41.0 million in the first six months of 2014 compared to $31.4 million in the first six months of 2013. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and Rapid Continuous Improvement.

Net cash used by investing activities in the first six months of 2013 included $10.2 million related to a prepaid equity forward transaction agreement with Citibank N.A. that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. See Note 9 to the Condensed Consolidated Financial Statements for additional information regarding prepaid equity forwards.

Financing Activities

Net cash used by financing activities of $144.2 million in the first six months of 2014 included the $100.0 million repayment of the 2014 Notes at maturity. Net cash used by financing activities was $69.8 million in the first six months of 2013.

Proceeds from stock purchase plans and stock option exercises totaled $32.1 million and $26.1 million in the first six months of 2014 and 2013, respectively. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes. In the first six months of 2014, Snap-on repurchased 550,000 shares of its common stock for $62.5 million under its previously announced share repurchase programs. In the first six months of 2013, Snap-on repurchased 725,000 shares of its common stock for $62.1 million under its previously announced share repurchase programs. As of June 28, 2014, Snap-on had remaining availability to repurchase up to an additional $198.7 million in common stock pursuant to its Board of Directors’ (“Board”) authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund additional share repurchases, if any, in 2014.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $51.2 million and $44.4 million in the first six months of 2014 and 2013, respectively. On November 8, 2013, the Board increased the quarterly cash dividend by 15.8% to $0.44 per share ($1.76 per share per year). Snap-on believes that its cash generated from operations, available cash on hand and funds available from its credit facilities will be sufficient to pay dividends in 2014.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of June 28, 2014.

Critical Accounting Policies and Estimates

Snap-on’s disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the fiscal year ended December 28, 2013, have not materially changed since that report was filed.

Outlook

In 2014, Snap-on expects to make continued progress along its defined runways for coherent growth, including enhancing the franchise network, expanding in the vehicle repair garage, extending to critical industries and building in emerging markets. In pursuit of these initiatives, Snap-on anticipates that capital expenditures in 2014 will be in a range of $75 million to $80 million. Snap-on continues to expect that its full year 2014 effective income tax rate will be comparable to its 2013 rate.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of June 28, 2014, was $0.9 million on interest rate-sensitive financial instruments and $0.4 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

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

Credit Risk

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to extending credit, each customer is evaluated, taking into consideration the borrower’s financial condition, collateral, debt-servicing capacity, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the borrower’s ability to repay. Credit risk is also monitored regularly through the use of internal proprietary, custom scoring models used to evaluate each transaction at the time of the application for credit and by periodically updating those credit scores for ongoing monitoring purposes. Snap-on evaluates credit quality through the use of an internal proprietary measuring system that provides a framework to analyze finance and contract receivables on the basis of risk factors of the individual obligor as well as transaction specific risk. The finance and contract receivables are typically monitored through an asset quality review process that closely monitors past due accounts and initiates a progressive collection action process when appropriate. In addition to its direct credit risk exposure, Snap-on also has credit risk exposure for certain Snap-on Credit LLC (“SOC”) originated contracts with recourse provisions related to franchisee van leases sold by SOC; as of June 28, 2014, and December 28, 2013, $4.0 million and $7.7 million, respectively, of franchisee van leases contain a recourse provision to Snap-on if the leases become more than 90 days past due.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 28, 2014. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 28, 2014, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended June 28, 2014, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the second quarter of fiscal 2014, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs *
03/30/14 to 04/26/14	55,000	$116.35	55,000	$206.3 million
04/27/14 to 05/24/14	260,000	$115.05	260,000	$192.4 million
05/25/14 to 06/28/14	35,000	$117.09	35,000	$198.7 million

Total/Average	350,000	$115.46	350,000	N/A

N/A: Not applicable

*

Subject to further adjustment pursuant to the 1996 Authorization described below, as of June 28, 2014, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board authorizations discussed below is $198.7 million.

•

In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $115.47, $115.83 and $118.65 per share of common stock as of the end of the fiscal 2014 months ended April 26, 2014, May 24, 2014, and June 28, 2014, respectively.

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

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended June 28, 2014, and June 29, 2013; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2014, and June 29, 2013; (iii) Condensed Consolidated Balance Sheets as of June 28, 2014, and December 28, 2013; (iv) Condensed Consolidated Statements of Equity for the six months ended June 28, 2014, and June 29, 2013; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2014, and June 29, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED

Date: July 17, 2014	/s/ Aldo J. Pagliari
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

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended June 28, 2014, and June 29, 2013; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2014, and June 29, 2013; (iii) Condensed Consolidated Balance Sheets as of June 28, 2014, and December 28, 2013; (iv) Condensed Consolidated Statements of Equity for the six months ended June 28, 2014, and June 29, 2013; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2014, and June 29, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.