Form 10-Q
period 2015-04-04
SNAP-ON Inc
filed 2015-04-23
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 17, 2015
Common Stock, $1.00 par value	58,093,809 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net sales	$827.8	$787.5
Cost of goods sold	(417.7)	(408.8)

Gross profit	410.1	378.7
Operating expenses	(272.2)	(257.0)

Operating earnings before financial services	137.9	121.7

Financial services revenue	57.4	50.2
Financial services expenses	(17.1)	(15.8)

Operating earnings from financial services	40.3	34.4

Operating earnings	178.2	156.1
Interest expense	(13.0)	(13.7)
Other income (expense) – net	(0.7)	(0.1)

Earnings before income taxes and equity earnings	164.5	142.3
Income tax expense	(51.8)	(44.3)

Earnings before equity earnings	112.7	98.0
Equity earnings, net of tax	0.5	0.2

Net earnings	113.2	98.2
Net earnings attributable to noncontrolling interests	(2.7)	(2.3)

Net earnings attributable to Snap-on Incorporated	$110.5	$95.9

Net earnings per share attributable to Snap-on Incorporated:
Basic	$1.90	$1.65
Diluted	1.87	1.62

Weighted-average shares outstanding:
Basic	58.1	58.2
Effect of dilutive securities	1.0	0.9

Diluted	59.1	59.1

Dividends declared per common share	$0.53	$0.44

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Comprehensive income (loss):
Net earnings	$113.2	$98.2
Other comprehensive income (loss):
Foreign currency translation*	(96.3)	4.7

Unrealized cash flow hedges, net of tax:
Reclassification of cash flow hedges to net earnings	(0.1)	(0.1)

Defined benefit pension and postretirement plans:
Amortization of net unrecognized losses and prior service credits included in net periodic benefit cost	8.8	5.2
Income tax benefit	(3.4)	(1.9)

Net of tax	5.4	3.3

Total comprehensive income	$22.2	$106.1

Comprehensive income attributable to noncontrolling interests	(2.7)	(2.3)

Comprehensive income attributable to Snap-on Incorporated	$19.5	$103.8

*	There was no sale or liquidation of a foreign entity; therefore, there is no reclassification adjustment for any period presented.

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	April 4, 2015	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$114.4	$132.9
Trade and other accounts receivable – net	548.4	550.8
Finance receivables – net	408.6	402.4
Contract receivables – net	70.2	74.5
Inventories – net	482.3	475.5
Deferred income tax assets	92.1	101.0
Prepaid expenses and other assets	127.3	121.5

Total current assets	1,843.3	1,858.6

Property and equipment:
Land	17.1	18.3
Buildings and improvements	286.1	294.0
Machinery, equipment and computer software	745.0	750.8

	1,048.2	1,063.1
Accumulated depreciation and amortization	(652.0)	(658.6)

Property and equipment – net	396.2	404.5

Deferred income tax assets	87.8	93.2
Long-term finance receivables – net	667.2	650.5
Long-term contract receivables – net	244.7	242.0
Goodwill	778.3	810.7
Other intangibles – net	198.8	203.3
Other assets	46.1	47.3

Total assets	$4,262.4	$4,310.1

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	April 4, 2015	January 3, 2015
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$78.8	$56.6
Accounts payable	162.0	145.0
Accrued benefits	54.7	53.8
Accrued compensation	71.9	99.2
Franchisee deposits	66.9	65.8
Other accrued liabilities	292.2	298.3

Total current liabilities	726.5	718.7

Long-term debt	864.4	862.7
Deferred income tax liabilities	158.7	159.2
Retiree health care benefits	41.4	42.5
Pension liabilities	196.3	217.9
Other long-term liabilities	86.8	83.8

Total liabilities	2,074.1	2,084.8

Commitments and contingencies (Note 14)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,391,959 and 67,383,127 shares, respectively)	67.4	67.4
Additional paid-in capital	261.5	254.7
Retained earnings	2,716.6	2,637.2
Accumulated other comprehensive loss	(339.2)	(248.2)
Treasury stock at cost (9,303,199 and 9,269,680 shares, respectively)	(535.7)	(503.3)

Total shareholders’ equity attributable to Snap-on Incorporated	2,170.6	2,207.8
Noncontrolling interests	17.7	17.5

Total equity	2,188.3	2,225.3

Total liabilities and equity	$4,262.4	$4,310.1

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in millions, except share data)

(Unaudited)

The following summarizes the changes in total equity for the three month period ended April 4, 2015:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at January 3, 2015	$67.4	$254.7	$2,637.2	$(248.2)	$(503.3)	$17.5	$2,225.3
Net earnings for the three months ended April 4, 2015	–	–	110.5	–	–	2.7	113.2
Other comprehensive loss	–	–	–	(91.0)	–	–	(91.0)
Cash dividends – $0.53 per share	–	–	(30.9)	–	–	–	(30.9)
Dividend reinvestment plan and other	–	–	(0.2)	–	–	(2.5)	(2.7)
Stock compensation plans	–	(4.2)	–	–	17.3	–	13.1
Share repurchases – 340,000 shares	–	–	–	–	(49.7)	–	(49.7)
Tax benefit from certain stock options	–	11.0	–	–	–	–	11.0

Balance at April 4, 2015	$67.4	$261.5	$2,716.6	$(339.2)	$(535.7)	$17.7	$2,188.3

The following summarizes the changes in total equity for the three month period ended March 29, 2014:
	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at December 28, 2013	$67.4	$225.1	$2,324.1	$(44.8)	$(458.6)	$17.2	$2,130.4
Net earnings for the three months ended March 29, 2014	–	–	95.9	–	–	2.3	98.2
Other comprehensive income	–	–	–	7.9	–	–	7.9
Cash dividends – $0.44 per share	–	–	(25.6)	–	–	–	(25.6)
Dividend reinvestment plan and other	–	–	(0.3)	–	–	(2.5)	(2.8)
Stock compensation plans	–	(4.9)	–	–	15.7	–	10.8
Share repurchases – 200,000 shares	–	–	–	–	(22.1)	–	(22.1)
Tax benefit from certain stock options	–	6.9	–	–	–	–	6.9

Balance at March 29, 2014	$67.4	$227.1	$2,394.1	$(36.9)	$(465.0)	$17.0	$2,203.7

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Operating activities:
Net earnings	$113.2	$98.2
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	13.8	13.4
Amortization of other intangibles	6.2	6.2
Provision for losses on finance receivables	7.1	6.2
Provision for losses on non-finance receivables	4.9	3.4
Stock-based compensation expense	11.5	8.6
Excess tax benefits from stock-based compensation	(11.0)	(6.9)
Deferred income tax provision	10.7	6.8
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(20.2)	(31.0)
Increase in contract receivables	(3.3)	(5.9)
Increase in inventories	(24.0)	(18.5)
Increase in prepaid and other assets	(27.0)	(19.7)
Increase in accounts payable	24.9	7.0
Increase (decrease) in accruals and other liabilities	(28.7)	20.5

Net cash provided by operating activities	78.1	88.3

Investing activities:
Additions to finance receivables	(198.8)	(169.7)
Collections of finance receivables	160.2	139.4
Capital expenditures	(18.1)	(18.3)
Disposal of property and equipment	–	0.2
Other	(2.8)	(2.5)

Net cash used by investing activities	(59.5)	(50.9)

Financing activities:
Repayment of long-term debt	–	(100.0)
Net increase in short-term borrowings	22.8	4.0
Cash dividends paid	(30.9)	(25.6)
Purchases of treasury stock	(49.7)	(22.1)
Proceeds from stock purchase and option plans	14.5	12.8
Excess tax benefits from stock-based compensation	11.0	6.9
Other	(3.0)	(3.1)

Net cash used by financing activities	(35.3)	(127.1)

Effect of exchange rate changes on cash and cash equivalents	(1.8)	(0.1)

Decrease in cash and cash equivalents	(18.5)	(89.8)
Cash and cash equivalents at beginning of year	132.9	217.6

Cash and cash equivalents at end of period	$114.4	$127.8

Supplemental cash flow disclosures:
Cash paid for interest	$(23.7)	$(26.2)
Net cash paid for income taxes	(20.7)	(16.7)

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Accounting Policies

Principles of consolidation and presentation

The Condensed Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly-owned and majority-owned subsidiaries (collectively, “Snap-on” or “the company”). These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on’s 2014 Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (“2014 year end”).

Snap-on’s 2015 fiscal year, which ends on January 2, 2016, will contain 52 weeks of operating results. Snap-on’s 2014 fiscal year contained 53 weeks of operating results; the additional week occurred in the fourth quarter. Snap-on’s 2015 fiscal first quarter ended on April 4, 2015; the 2014 fiscal first quarter ended on March 29, 2014. The company’s 2015 and 2014 fiscal first quarters each contained 13 weeks of operating results.

Snap-on accounts for investments in unconsolidated affiliates where Snap-on has a greater than 20% but less than 50% ownership interest under the equity method of accounting. Investments in unconsolidated affiliates of $12.3 million as of April 4, 2015, and $13.3 million as of January 3, 2015, are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets. In the normal course of business, the company may purchase products or services from unconsolidated affiliates; purchases from unconsolidated affiliates were $3.9 million and $3.8 million in the fiscal first quarters of 2015 and 2014, respectively. The Condensed Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three month periods ended April 4, 2015, and March 29, 2014, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

Note 2: Acquisition

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

The components of Snap-on’s trade and other accounts receivable as of April 4, 2015, and January 3, 2015, are as follows:

(Amounts in millions)	April 4, 2015	January 3, 2015
Trade and other accounts receivable	$565.6	$567.0
Allowances for doubtful accounts	(17.2)	(16.2)

Total trade and other accounts receivable – net	$548.4	$550.8

Finance and Contract Receivables

Snap-on Credit LLC (“SOC”), the company’s financial services operation in the United States, originates extended-term finance and contract receivables on sales of Snap-on’s products sold through the U.S. franchisee and customer network and to Snap-on’s industrial and other customers; Snap-on’s foreign finance subsidiaries provide similar financing internationally. Interest income on finance and contract receivables is included in “Financial services revenue” on the accompanying Condensed Consolidated Statements of Earnings.

Snap-on’s finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with expected average payment terms of approximately three years. Contract receivables, with payment terms of up to 10 years, are comprised of extended-term installment payment contracts to a broad base of industrial and other customers worldwide, including shop owners, both independents and national chains, for their purchase of tools and diagnostic and equipment products. Contract receivables also include extended-term installment loans to franchisees to meet a number of financing needs, including working capital loans, loans to enable new franchisees to fund the purchase of the franchise and van leases. Finance and contract receivables are generally secured by the underlying tools and/or diagnostic or equipment products financed and, for installment loans to franchisees, other franchisee assets.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The components of Snap-on’s current finance and contract receivables as of April 4, 2015, and January 3, 2015, are as follows:

(Amounts in millions)	April 4, 2015	January 3, 2015
Finance receivables, net of unearned finance charges of $15.2 million and $15.6 million, respectively	$420.9	$414.6
Contract receivables, net of unearned finance charges of $14.0 million and $13.9 million, respectively	71.3	75.5

Total	492.2	490.1

Allowances for doubtful accounts:
Finance receivables	(12.3)	(12.2)
Contract receivables	(1.1)	(1.0)

Total	(13.4)	(13.2)

Total current finance and contract receivables – net	$478.8	$476.9

Finance receivables – net	$408.6	$402.4
Contract receivables – net	70.2	74.5

Total current finance and contract receivables – net	$478.8	$476.9

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of April 4, 2015, and January 3, 2015, are as follows:

(Amounts in millions)	April 4, 2015	January 3, 2015
Finance receivables, net of unearned finance charges of $9.7 million and $9.9 million, respectively	$688.3	$671.0
Contract receivables, net of unearned finance charges of $19.7 million and $19.4 million, respectively	247.5	244.5

Total	935.8	915.5

Allowances for doubtful accounts:
Finance receivables	(21.1)	(20.5)
Contract receivables	(2.8)	(2.5)

Total	(23.9)	(23.0)

Total long-term finance and contract receivables – net	$911.9	$892.5

Finance receivables – net	$667.2	$650.5
Contract receivables – net	244.7	242.0

Total long-term finance and contract receivables – net	$911.9	$892.5

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

The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the applicable agreement. Impaired receivables are covered by the company’s finance and contract allowances for doubtful accounts reserves and are charged-off against the reserves when appropriate. As of April 4, 2015, and January 3, 2015, there were $15.3 million and $15.5 million, respectively, of impaired finance receivables, and there were $1.7 million and $1.5 million, respectively, of impaired contract receivables.

It is the general practice of Snap-on’s financial services business to not engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain impaired receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of April 4, 2015, and January 3, 2015, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

The aging of finance and contract receivables as of April 4, 2015, and January 3, 2015, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
April 4, 2015:
Finance receivables	$7.7	$5.5	$9.7	$22.9	$1,086.3	$1,109.2	$7.1
Contract receivables	1.5	0.9	1.7	4.1	314.7	318.8	0.2

January 3, 2015:
Finance receivables	$9.8	$6.7	$10.4	$26.9	$1,058.7	$1,085.6	$7.7
Contract receivables	0.9	0.7	1.1	2.7	317.3	320.0	0.1

The amount of performing and nonperforming finance and contract receivables based on payment activity as of April 4, 2015, and January 3, 2015, is as follows:

	April 4, 2015		January 3, 2015
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$1,093.9	$317.0	$1,070.1	$318.5
Nonperforming	15.3	1.8	15.5	1.5

Total	$1,109.2	$318.8	$1,085.6	$320.0

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The amount of finance and contract receivables on nonaccrual status as of April 4, 2015, and January 3, 2015, is as follows:

(Amounts in millions)	April 4, 2015	January 3, 2015
Finance receivables	$8.3	$7.9
Contract receivables	1.8	1.5

The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three month periods ended April 4, 2015, and March 29, 2014:

	Three Months Ended April 4, 2015		Three Months Ended March 29, 2014
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of year	$32.7	$3.5	$27.8	$3.3
Provision for bad debt expense	7.1	0.9	6.2	0.6
Charge-offs	(7.8)	(0.4)	(6.8)	(0.4)
Recoveries	1.5	–	1.3	0.1
Currency Translation	(0.1)	(0.1)	–	–

End of period	$33.4	$3.9	$28.5	$3.6

Note 4: Inventories

Inventories by major classification are as follows:

(Amounts in millions)	April 4, 2015	January 3, 2015
Finished goods	$424.6	$415.3
Work in progress	44.9	45.3
Raw materials	85.7	87.5

Total FIFO value	555.2	548.1
Excess of current cost over LIFO cost	(72.9)	(72.6)

Total inventories – net	$482.3	$475.5

Inventories accounted for using the first-in, first-out (“FIFO”) method as of April 4, 2015, and January 3, 2015, approximated 57% and 58%, respectively, of total inventories. The company accounts for its non-U.S. inventory on the FIFO method. As of April 4, 2015, approximately 31% of the company’s U.S. inventory was accounted for using the FIFO method and 69% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three month periods ended April 4, 2015, or March 29, 2014.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 5: Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the three month period ended April 4, 2015, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of January 3, 2015	$275.9	$12.5	$522.3	$810.7
Currency translation	(28.0)	–	(4.4)	(32.4)

Balance as of April 4, 2015	$247.9	$12.5	$517.9	$778.3

Additional disclosures related to other intangible assets are as follows:

	April 4, 2015		January 3, 2015
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$146.1	$(72.9)	$147.1	$(71.2)
Developed technology	18.3	(18.3)	19.2	(19.2)
Internally developed software	145.8	(95.3)	142.2	(92.0)
Patents	28.9	(20.1)	29.3	(20.6)
Trademarks	2.4	(1.5)	2.5	(1.6)
Other	7.6	(1.7)	7.6	(1.6)

Total	349.1	(209.8)	347.9	(206.2)
Non-amortized trademarks	59.5	–	61.6	–

Total other intangible assets	$408.6	$(209.8)	$409.5	$(206.2)

Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of April 4, 2015, the company had no accumulated impairment losses.

The weighted-average amortization periods related to other intangible assets are as follows:

In Years
Customer relationships	15
Internally developed software	3
Patents	9
Trademarks	6
Other	39

Snap-on is amortizing its customer relationships on both an accelerated and straight-line basis over a 15 year weighted-average life; the remaining intangibles are amortized on a straight-line basis. The weighted-average amortization period for all amortizable intangibles on a combined basis is 11 years.

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

The aggregate amortization expense was $6.2 million in both the three month periods ended April 4, 2015, and March 29, 2014. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $24.6 million in 2015, $20.6 million in 2016, $17.3 million in 2017, $13.6 million in 2018, $12.9 million in 2019, and $12.1 million in 2020.

Note 6: Exit and Disposal Activities

Snap-on did not record any costs for exit and disposal activities in the three month period ended April 4, 2015; Snap-on recorded costs for exit and disposal activities in the three month period ended March 29, 2014, as follows:

	Three Months Ended
(Amounts in millions)	April 4, 2015	March 29, 2014
Exit and disposal costs:
Cost of goods sold:
Repair Systems & Information Group	$–	$2.0

Total exit and disposal costs	$–	$2.0

The $2.0 million of costs incurred during the three month period ended March 29, 2014, qualified for accrual treatment.

Snap-on’s exit and disposal accrual activity for the first quarter of 2015 is as follows:

(Amounts in millions)	Balance at January 3, 2015	Provision	Usage	Balance at April 4, 2015
Severance costs:
Commercial & Industrial Group	$0.8	$–	$(0.3)	$0.5
Repair Systems & Information Group	5.7	–	(0.4)	5.3

Total	$6.5	$–	$(0.7)	$5.8

The majority of the exit and disposal accrual as of April 4, 2015, is expected to be utilized in 2015.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 7: Income Taxes

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 32.0% and 31.6% in the first three months of 2015 and 2014, respectively. The effective rate for the first three months of 2015 includes tax benefits associated with distributions from certain non-U.S. subsidiaries, partially offset by a tax assessment in a foreign jurisdiction.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease by a range of zero to $0.9 million. Over the next 12 months, Snap-on anticipates taking certain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase by a range of zero to $0.3 million over the next 12 months for uncertain tax positions expected to be taken in future tax filings.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Short-term and Long-term Debt

Short-term and long-term debt as of April 4, 2015, and January 3, 2015, consisted of the following:

(Amounts in millions)	April 4, 2015	January 3, 2015
5.50% unsecured notes due 2017	$150.0	$150.0
4.25% unsecured notes due 2018	250.0	250.0
6.70% unsecured notes due 2019	200.0	200.0
6.125% unsecured notes due 2021	250.0	250.0
Other debt*	93.2	69.3

	943.2	919.3

Less: notes payable	(78.8)	(56.6)

Total long-term debt	$864.4	$862.7

* Includes fair value adjustments related to interest rate swaps.

Notes payable of $78.8 million as of April 4, 2015, included $52.5 million of commercial paper borrowings and $26.3 million of other notes. Notes payable of $56.6 million as of 2014 year end included $37.0 million of commercial paper borrowings and $19.6 million of other notes. There were no current maturities of long-term debt as of April 4, 2015, or January 3, 2015.

Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on September 27, 2018 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of April 4, 2015. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss; or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended. As of April 4, 2015, the company’s actual ratios of 0.27 and 1.14, respectively, were both within the permitted ranges set forth in this financial covenant.

Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of April 4, 2015, Snap-on was in compliance with all covenants of its Credit Facility and other debt agreements.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The criteria used to determine if hedge accounting treatment is appropriate are: (i) the designation of the hedge to an underlying exposure; (ii) whether or not overall risk is being reduced; and (iii) if there is a correlation between the value of the derivative instrument and the underlying hedged item. On the date a derivative contract is entered into, Snap-on designates the derivative as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a natural hedging instrument whose change in fair value is recognized as an economic hedge against changes in the value of the hedged item. Snap-on does not use derivative instruments for speculative or trading purposes.

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

At April 4, 2015, Snap-on had $134.2 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $74.5 million in euros, $31.8 million in Australian dollars, $13.7 million in British pounds, $13.1 million in Swedish kronor, $9.7 million in Singapore dollars, $6.6 million in South Korean won, $4.9 in Hong Kong dollars, $4.7 million in Mexican pesos, $3.1 million in Norwegian kroner, and $3.6 million in other currencies, and sell contracts comprised of $11.8 million in Canadian dollars, $10.7 million in Japanese yen, $2.4 million in New Zealand dollars, $2.1 million in Indian rupees and $4.5 million in other currencies. At January 3, 2015, Snap-on had $140.4 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $81.5 million in euros, $34.8 million in Australian dollars, $22.1 million in Swedish kronor, $16.3 million in British pounds, $10.1 million in Singapore dollars, $5.7 million in South Korean won, $4.5 million in Mexican pesos, $3.6 million in Hong Kong dollars, and $0.5 million in other currencies, and sell contracts comprised of $16.8 million in Canadian dollars, $10.9 million in Japanese yen, $3.3 million in Danish kroner, and $7.7 million in other currencies.

Interest Rate Risk Management: Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements.

Snap-on enters into interest rate swap agreements (“interest rate swaps”) to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100.0 million as of both April 4, 2015, and January 3, 2015.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on enters into treasury lock agreements (“treasury locks”) from time to time to manage the potential change in interest rates in anticipation of issuing fixed rate debt. Treasury locks are accounted for as cash flow hedges. The effective differentials paid or received on treasury locks related to the anticipated issuance of fixed rate debt are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of April 4, 2015, or January 3, 2015, nor were any settled during either of the first quarters of 2015 or 2014.

Stock-based Deferred Compensation Risk Management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of April 4, 2015, Snap-on had equity forwards in place intended to manage market risk with respect to 132,000 shares of Snap-on common stock associated with its deferred compensation plans.

Fair Value Measurements: Snap-on has derivative assets and liabilities related to interest rate swaps, foreign currency forwards and equity forwards that are measured at Level 2 fair value on a recurring basis. The fair value of derivative instruments included within the Condensed Consolidated Balance Sheets as of April 4, 2015, and January 3, 2015, are as follows:

		April 4, 2015		January 3, 2015
(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$14.7	$–	$14.0	$–

Derivatives not designated as hedging instruments:
Foreign currency forwards	Prepaid expenses and other assets	$3.1	$–	$6.6	$–
Foreign currency forwards	Other accrued liabilities	–	16.2	–	14.7
Equity forwards	Prepaid expenses and other assets	19.5	–	15.4	–

Total		$22.6	$16.2	$22.0	$14.7

Total derivatives instruments		$37.3	$16.2	$36.0	$14.7

As of April 4, 2015, and January 3, 2015, the fair value adjustment to long-term debt related to the interest rate swaps was $14.7 million and $14.0 million, respectively.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Interest rate swap values are based on the six-month LIBOR swap rate for similar instruments. Equity forwards are valued using a market approach based primarily on the company’s stock price at the reporting date. The company did not have any derivative assets or liabilities measured at Level 1 or Level 3, nor did it implement any changes in its valuation techniques as of and for the quarter ended April 4, 2015.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The effect of derivative instruments designated as fair value hedges as included in the Condensed Consolidated Statements of Earnings is as follows:

		Effective Portion of Gain Recognized in Income Three Months Ended
(Amounts in millions)	Statement of Earnings Presentation	April 4, 2015	March 29, 2014
Derivatives designated as fair value hedges:
Interest rate swaps	Interest expense	$1.0	$1.0

The effect of derivative instruments designated as cash flow hedges as included in Accumulated OCI on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Earnings is as follows:

	Effective Portion of Gain Recognized in Accumulated OCI Three Months Ended		Statement of Earnings Presentation	Effective Portion of Gain Reclassified from Accumulated OCI into Income Three Months Ended
(Amounts in millions)	April 4, 2015	March 29, 2014		April 4, 2015	March 29, 2014
Derivatives designated as cash flow hedges:
Treasury locks	$–	$–	Interest expense	$0.1	$0.1

The effects of derivative instruments not designated as hedging instruments as included in the Condensed Consolidated Statements of Earnings are as follows:

		Gain / (Loss) Recognized in Income Three Months Ended
(Amounts in millions)	Statement of Earnings Presentation	April 4, 2015	March 29, 2014
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other income (expense) – net	$(15.0)	$4.0
Equity forwards	Operating expenses	1.5	0.5

Snap-on’s foreign currency forwards are typically not designated as hedges for financial reporting purposes. The fair value changes of foreign currency forwards not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. The $15.0 million derivative loss recognized in the first quarter of 2015 was partially offset by transaction gains on net exposures of $14.2 million, resulting in a net foreign exchange loss of $0.8 million. The $4.0 million derivative gain recognized in the first quarter of 2014 was offset by transaction losses on net exposures of $4.2 million, resulting in a net foreign exchange loss of $0.2 million. The resulting net foreign exchange losses are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 15 for additional information on “Other income (expense) – net.”

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on’s equity forwards are not designated as hedges for financial reporting purposes. Fair value changes of both the equity forwards and related stock-based (mark-to-market) deferred compensation liabilities are reported in “Operating expenses” on the accompanying Condensed Consolidated Statements of Earnings. The $1.5 million derivative gain recognized in the first quarter of 2015 was partially offset by $1.4 million of mark-to-market deferred compensation expense. The $0.5 million derivative gain recognized in the first quarter of 2014 was offset by $0.5 million of mark-to-market deferred compensation expense.

As of April 4, 2015, the maximum maturity date of any fair value hedge was six years. During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $0.2 million after tax at the time the underlying hedge transactions are realized.

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

Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	April 4, 2015		January 3, 2015
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,075.8	$1,225.2	$1,052.9	$1,198.4
Contract receivables – net	314.9	349.0	316.5	348.2

Long-term debt and notes payable	943.2	1,060.0	919.3	1,031.3

The following methods and assumptions were used in estimating the fair value of financial instruments:

•

Finance and contract receivables include both short-term and long-term receivables. The fair value estimates of finance and contract receivables are derived utilizing discounted cash flow analyses performed on groupings of receivables that are similar in terms of loan type and characteristics. The cash flow analysis considers recent prepayment trends where applicable. The cash flows are discounted over the average life of the receivables using a current market discount rate of a similar term adjusted for credit quality. Significant inputs to the fair value measurements of the receivables are unobservable and, as such, are classified as Level 3.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Pension Plans

Snap-on’s net periodic pension cost included the following components:

	Three Months Ended
(Amounts in millions)	April 4, 2015	March 29, 2014
Service cost	$5.2	$4.8
Interest cost	13.2	14.3
Expected return on plan assets	(19.4)	(18.2)
Amortization of unrecognized loss	8.9	5.4
Amortization of prior service credit	(0.2)	(0.2)

Net periodic pension cost	$7.7	$6.1

Snap-on intends to make contributions of $7.1 million to its foreign pension plans and $2.0 million to its domestic pension plans in 2015, as required by law. In the first three months of 2015, Snap-on made $15.3 million of cash contributions to its domestic pension plans consisting of (i) $15.0 million of discretionary contributions; and (ii) $0.3 million of required contributions. Depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in 2015.

Note 11: Postretirement Health Care Plans

Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended
(Amounts in millions)	April 4, 2015	March 29, 2014
Interest cost	$0.5	$0.6
Expected return on plan assets	(0.2)	(0.3)
Amortization of unrecognized loss	0.1	–

Net periodic postretirement health care cost	$0.4	$0.3

Note 12: Stock-based Compensation and Other Stock Plans

The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan will continue until exercised, forfeited or expired. As of April 4, 2015, the 2011 Plan had 875,755 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.

Net stock-based compensation expense was $11.5 million and $8.6 million for the three month periods ended April 4, 2015, and March 29, 2014, respectively. Cash received from stock purchase and option plan exercises during the three month periods ended April 4, 2015, and March 29, 2014, was $14.5 million and $12.8 million, respectively. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $15.1 million and $12.0 million for the three month periods ended April 4, 2015, and March 29, 2014, respectively.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Stock Options

Stock options are granted with an exercise price equal to the market value of a share of Snap-on’s common stock on the date of grant and have a contractual term of ten years. Stock option grants vest ratably on the first, second and third anniversaries of the date of grant.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the period of time that options granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three month periods ended April 4, 2015, and March 29, 2014, using the Black-Scholes valuation model:

	Three Months Ended
	April 4, 2015	March 29, 2014
Expected term of option (in years)	4.76	4.52
Expected volatility factor	24.13%	26.76%
Expected dividend yield	2.04%	2.40%
Risk-free interest rate	1.38%	1.30%

A summary of stock option activity as of and for the three month period ended April 4, 2015, is presented below:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 3, 2015	2,630	$71.13
Granted	634	144.69
Exercised	(234)	61.89
Forfeited or expired	(16)	112.07

Outstanding at April 4, 2015	3,014	87.10	7.4	$183.0

Exercisable at April 4, 2015	1,772	62.49	6.1	151.2

* Weighted-average

The weighted-average grant date fair value of options granted during the three month periods ended April 4, 2015, and March 29, 2014, was $25.65 and $20.19, respectively. The intrinsic value of options exercised during the three month periods ended April 4, 2015, and March 29, 2014, was $19.3 million and $12.4 million, respectively. The fair value of stock options vested was $9.8 million and $9.5 million during the three month periods ended April 4, 2015, and March 29, 2014, respectively.

As of April 4, 2015, there was $26.1 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.

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

The fair value of performance awards is calculated using the market value of a share of Snap-on’s common stock on the date of grant. The weighted-average grant date fair value of performance awards granted during the three month periods ended April 4, 2015, and March 29, 2014, was $138.48 and $107.30, respectively. Performance share units of 130,764 shares and 146,313 shares were paid out during the three month periods ended April 4, 2015, and March 29, 2014, respectively. Earned performance share units are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).

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

Changes to the company’s non-vested performance awards during the three month period ended April 4, 2015, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at January 3, 2015	327	$91.92
Granted	116	138.48
Vested	(2)	89.35
Cancellations and other	(9)	89.04

Non-vested performance awards at April 4, 2015	432	104.41

* Weighted-average

As of April 4, 2015, there was $26.2 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 2.1 years.

Stock Appreciation Rights (“SARs”)

The company also issues stock-settled and cash-settled SARs to certain key non-U.S. employees. SARs have a contractual term of ten years and vest ratably on the first, second and third anniversaries of the date of grant. SARs are granted with an exercise price equal to the market value of a share of Snap-on’s common stock on the date of grant.

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

The fair value of stock-settled SARs is estimated on the date of grant using the Black-Scholes valuation model. The fair value of cash-settled SARs is revalued (mark-to-market) each reporting period using the Black-Scholes valuation model based on Snap-on’s period-end stock price. The company uses historical data regarding SARs exercise behaviors for different participating groups to estimate the expected term of the SARs granted based on the period of time that similar instruments granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the SARs. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date (for stock-settled SARs) or reporting date (for cash-settled SARs) for the length of time corresponding to the expected term of the SARs.

The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the three month periods ended April 4, 2015, and March 29, 2014, using the Black-Scholes valuation model:

	Three Months Ended
	April 4, 2015	March 29, 2014
Expected term of stock-settled SARs (in years)	4.72	4.50
Expected volatility factor	23.67%	25.66%
Expected dividend yield	2.04%	2.40%
Risk-free interest rate	1.50%	1.51%

Changes to the company’s stock-settled SARs during the three month period ended April 4, 2015, are as follows:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 3, 2015	223	$94.90
Granted	112	144.69
Exercised	(6)	85.33
Forfeited or expired	(10)	89.94

Outstanding at April 4, 2015	319	112.72	8.9	$11.2

Exercisable at April 4, 2015	90	90.33	8.2	5.2

* Weighted-average

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The weighted-average grant date fair value of stock-settled SARs granted during the three month periods ended April 4, 2015, and March 29, 2014, was $25.36 and $19.58, respectively. The intrinsic value of stock-settled SARs exercised during the three month periods ended April 4, 2015, and March 29, 2014, was $0.3 million and $0.1 million, respectively. The fair value of stock-settled SARs vested was $1.3 million and $0.6 million during the three month periods ended April 4, 2015, and March 29, 2014, respectively.

As of April 4, 2015, there was $4.7 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.

The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the three month periods ended April 4, 2015, and March 29, 2014, using the Black-Scholes valuation model:

	Three Months Ended
	April 4, 2015	March 29, 2014
Expected term of cash-settled SARs (in years)	4.68	4.35
Expected volatility factor	23.16%	25.19%
Expected dividend yield	2.04%	2.40%
Risk-free interest rate	1.26%	1.74%

The intrinsic value of cash-settled SARs exercised during the three month periods ended April 4, 2015, and March 29, 2014, was $3.4 million and $3.3 million, respectively. The fair value of cash-settled SARs vested during the three month periods ended April 4, 2015, and March 29, 2014, was $3.4 million and $3.8 million, respectively.

Changes to the company’s non-vested cash-settled SARs during the three month period ended April 4, 2015, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at January 3, 2015	47	$68.35
Granted	4	25.78
Vested	(42)	81.46

Non-vested cash-settled SARs at April 4, 2015	9	45.23

* Weighted-average

As of April 4, 2015, there was $0.4 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.8 years.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Restricted Stock Awards – Non-employee Directors

The company awarded 8,940 shares and 10,398 shares of restricted stock to non-employee directors in 2015 and 2014, respectively. The fair value of the restricted stock awards is expensed over a one year vesting period based on the fair value on the date of grant. All restrictions for the restricted stock generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.

Employee Stock Purchase Plan

Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. There were no share issuances under this plan for the three month periods ended April 4, 2015 and March 29, 2014. As of April 4, 2015, a total of 865,043 shares remain reserved for issuance under this plan and Snap-on held approximately $5.0 million of participants’ contributions. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Compensation expense for plan participants was $1.0 million and $0.5 million for the three month periods ended April 4, 2015 and March 29, 2014, respectively.

Franchisee Stock Purchase Plan

All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. There were no share issuances under this plan for the three month periods ended April 4, 2015 and March 29, 2014. As of April 4, 2015, a total of 230,337 shares remain reserved for issuance under this plan and Snap-on held approximately $4.7 million of participants’ contributions. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Expense for plan participants was $1.2 million and $0.3 million for the three month periods ended April 4, 2015 and March 29, 2014, respectively.

Note 13: Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
Weighted-average common shares outstanding	58,132,396	58,206,213
Effect of dilutive securities	972,913	871,042

Weighted-average common shares outstanding, assuming dilution	59,105,309	59,077,255

The dilutive effect of the potential exercise of outstanding options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of April 4, 2015, and March 29, 2014, there were 741,495 shares and 756,170 shares, respectively, outstanding that were anti-dilutive. Performance-based equity awards do not affect the diluted earnings per share calculation until it is determined that the applicable performance metrics have been met.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 14: Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. Snap-on’s product warranty accrual activity for the three month periods ended April 4, 2015, and March 29, 2014, is as follows:

	Three Months Ended
(Amounts in millions)	April 4, 2015	March 29, 2014
Warranty reserve:
Beginning of year	$17.3	$17.0
Additions	3.7	2.9
Usage	(3.9)	(3.2)

End of period	$17.1	$16.7

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results of these legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 15: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended
(Amounts in millions)	April 4, 2015	March 29, 2014
Interest income	$0.1	$0.1
Net foreign exchange loss	(0.8)	(0.2)

Total other income (expense) – net	$(0.7)	$(0.1)

Note 16: Accumulated Other Comprehensive Income (Loss)

The following is a summary of first quarter fiscal 2015 changes in Accumulated OCI by component and net of tax:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of January 3, 2015	$(7.7)	$1.0	$(241.5)	$(248.2)
Other comprehensive loss before reclassifications	(96.3)	–	–	(96.3)
Amounts reclassified from Accumulated OCI	–	(0.1)	5.4	5.3

Net other comprehensive income (loss)	(96.3)	(0.1)	5.4	(91.0)

Balance as of April 4, 2015	$(104.0)	$0.9	$(236.1)	$(339.2)

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following is a summary of first quarter fiscal 2014 changes in Accumulated OCI by component and net of tax:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 28, 2013	$121.1	$1.3	$(167.2)	$(44.8)
Other comprehensive income before reclassifications	4.7	–	–	4.7
Amounts reclassified from Accumulated OCI	–	(0.1)	3.3	3.2

Net other comprehensive income (loss)	4.7	(0.1)	3.3	7.9

Balance as of March 29, 2014	$125.8	$1.2	$(163.9)	$(36.9)

The reclassifications out of Accumulated OCI for the three month periods ended April 4, 2015, and March 29, 2014, are as follows:

	Amount Reclassified from Accumulated OCI Three Months Ended
Details about Accumulated OCI Components	April 4, 2015	March 29, 2014	Statement of Earnings Presentation
(Amounts in millions)
Gains on cash flow hedges:
Treasury locks	$0.1	$0.1	Interest expense
Income tax expense	–	–	Income tax expense

Net of tax	0.1	0.1

Amortization of net unrecognized losses and prior service credits included in net periodic pension cost	(8.8)	(5.2)	See footnote below*
Income tax benefit	3.4	1.9	Income tax expense

Net of tax	(5.4)	(3.3)

Total reclassifications for the period, net of tax	$(5.3)	$(3.2)

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

	Three Months Ended
(Amounts in millions)	April 4, 2015	March 29, 2014
Net sales:
Commercial & Industrial Group	$297.5	$290.6
Snap-on Tools Group	378.2	343.6
Repair Systems & Information Group	272.3	262.7

Segment net sales	948.0	896.9
Intersegment eliminations	(120.2)	(109.4)

Total net sales	$827.8	$787.5
Financial Services revenue	57.4	50.2

Total revenues	$885.2	$837.7

Operating earnings:
Commercial & Industrial Group	$44.0	$39.1
Snap-on Tools Group	59.8	49.2
Repair Systems & Information Group	63.9	58.1
Financial Services	40.3	34.4

Segment operating earnings	208.0	180.8
Corporate	(29.8)	(24.7)

Operating earnings	$178.2	$156.1
Interest expense	(13.0)	(13.7)
Other income (expense) – net	(0.7)	(0.1)

Earnings before income taxes and equity earnings	$164.5	$142.3

(Amounts in millions)	April 4, 2015	January 3, 2015
Assets:
Commercial & Industrial Group	$897.8	$939.7
Snap-on Tools Group	616.9	600.1
Repair Systems & Information Group	1,024.2	1,036.8
Financial Services	1,389.7	1,368.3

Total assets from reportable segments	$3,928.6	$3,944.9
Corporate	377.0	401.7
Elimination of intersegment receivables	(43.2)	(36.5)

Total assets	$4,262.4	$4,310.1

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements:

Statements in this document that are not historical facts, including statements that (i) are in the future tense; (ii) include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on Incorporated (“Snap-on” or “the company”) or its management; (iii) are specifically identified as forward-looking; or (iv) describe Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, as well as those factors discussed in its Annual Report on Form 10-K for the fiscal year ended January 3, 2015, which are incorporated herein by reference, could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

RESULTS OF OPERATIONS

Results of operations for the three month periods ended April 4, 2015, and March 29, 2014, are as follows:

	Three Months Ended
(Amounts in millions)	April 4, 2015		March 29, 2014		Change
Net sales	$827.8	100.0%	$787.5	100.0%	$40.3	5.1%
Cost of goods sold	(417.7)	-50.5%	(408.8)	-51.9%	(8.9)	-2.2%

Gross profit	410.1	49.5%	378.7	48.1%	31.4	8.3%
Operating expenses	(272.2)	-32.8%	(257.0)	-32.6%	(15.2)	-5.9%

Operating earnings before financial services	137.9	16.7%	121.7	15.5%	16.2	13.3%

Financial services revenue	57.4	100.0%	50.2	100.0%	7.2	14.3%
Financial services expenses	(17.1)	-29.8%	(15.8)	-31.5%	(1.3)	-8.2%

Operating earnings from financial services	40.3	70.2%	34.4	68.5%	5.9	17.2%

Operating earnings	178.2	20.1%	156.1	18.6%	22.1	14.2%
Interest expense	(13.0)	-1.4%	(13.7)	-1.6%	0.7	5.1%
Other income (expense) – net	(0.7)	-0.1%	(0.1)	–	(0.6)	NM

Earnings before income taxes and equity earnings	164.5	18.6%	142.3	17.0%	22.2	15.6%
Income tax expense	(51.8)	-5.9%	(44.3)	-5.3%	(7.5)	-16.9%

Earnings before equity earnings	112.7	12.7%	98.0	11.7%	14.7	15.0%
Equity earnings, net of tax	0.5	0.1%	0.2	–	0.3	150.0%

Net earnings	113.2	12.8%	98.2	11.7%	15.0	15.3%
Net earnings attributable to noncontrolling interests	(2.7)	-0.3%	(2.3)	-0.3%	(0.4)	-17.4%

Net earnings attributable to Snap-on Inc.	$110.5	12.5%	$95.9	11.4%	$14.6	15.2%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $827.8 million in the first quarter of 2015 increased $40.3 million, or 5.1%, from 2014 levels, including $38.5 million of unfavorable foreign currency translation and $4.9 million of acquisition-related sales. Organic sales (excluding foreign currency translation impacts and acquisition-related sales) in the first quarter of 2015 increased $73.9 million, or 9.9%, from 2014 levels. Snap-on has significant international operations and is subject to risks inherent with foreign operations, including foreign currency translation fluctuations.

Gross profit of $410.1 million in the first quarter of 2015 increased $31.4 million from $378.7 million last year. Gross margin (gross profit as a percentage of net sales) of 49.5% in the quarter increased 140 basis points (100 basis points (“bps”) equals 1.0 percent) from 48.1% last year primarily due to benefits from higher sales, lower restructuring costs and savings from ongoing efficiency and productivity initiatives, including benefits from prior restructuring actions (collectively, “Rapid Continuous Improvement” or “RCI initiatives”). Restructuring costs included in gross profit were zero and $2.0 million in the first quarters of 2015 and 2014, respectively.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Operating expenses of $272.2 million in the first quarter of 2015 increased $15.2 million from $257.0 million last year primarily due to higher volume-related and other expenses partially offset by savings from RCI initiatives. The operating expense margin (operating expenses as a percentage of net sales) of 32.8% in the quarter increased 20 bps from 32.6% last year.

Operating earnings before financial services of $137.9 million in the first quarter of 2015, including $6.4 million of unfavorable foreign currency effects, increased $16.2 million, or 13.3%, as compared to $121.7 million last year. As a percentage of net sales, operating earnings before financial services of 16.7% in the quarter improved 120 bps from 15.5% last year.

Financial services operating earnings of $40.3 million on revenue of $57.4 million in the first quarter of 2015 compared to operating earnings of $34.4 million on revenue of $50.2 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.

Operating earnings of $178.2 million in the first quarter of 2015, including $6.9 million of unfavorable foreign currency effects, increased $22.1 million, or 14.2%, from $156.1 million last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 20.1% in the quarter improved 150 bps from 18.6% last year.

Interest expense of $13.0 million in the first quarter of 2015 decreased $0.7 million from $13.7 million last year. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was expense of $0.7 million and $0.1 million in the first quarters of 2015 and 2014, respectively. Other income (expense) – net reflects net losses and gains associated with hedging and currency exchange rate transactions, and interest income. See Note 15 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 32.0% in the first quarter of 2015 and 31.6% in the first quarter of 2014. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on of $110.5 million, or $1.87 per diluted share, in the first quarter of 2015 increased $14.6 million, or $0.25 per diluted share, from 2014 levels. Net earnings attributable to Snap-on in the first quarter of 2014 were $95.9 million or $1.62 per diluted share.

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

Exit and Disposal Activities

Snap-on did not record any costs for exit and disposal activities in the first quarter of 2015; Snap-on recorded costs for exit and disposal activities of $2.0 million in the first quarter of 2014. See Note 6 to the Condensed Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

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

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	April 4, 2015		March 29, 2014		Change
External net sales	$234.0	78.7%	$236.6	81.4%	$(2.6)	-1.1%
Intersegment net sales	63.5	21.3%	54.0	18.6%	9.5	17.6%

Segment net sales	297.5	100.0%	290.6	100.0%	6.9	2.4%
Cost of goods sold	(181.0)	-60.8%	(177.9)	-61.2%	(3.1)	-1.7%

Gross profit	116.5	39.2%	112.7	38.8%	3.8	3.4%
Operating expenses	(72.5)	-24.4%	(73.6)	-25.3%	1.1	1.5%

Segment operating earnings	$44.0	14.8%	$39.1	13.5%	$4.9	12.5%

Segment net sales of $297.5 million in the first quarter of 2015 increased $6.9 million, or 2.4%, from 2014 levels. Excluding $19.6 million of unfavorable foreign currency translation, organic sales increased $26.5 million, or 9.8%, primarily reflecting similar sales strength in both critical industries and in the segment’s European-based hand tools business.

Segment gross profit of $116.5 million in the first quarter of 2015 increased $3.8 million from 2014 levels. Gross margin of 39.2% in the quarter improved 40 bps from 38.8% last year largely due to savings from RCI initiatives, primarily in Europe.

Segment operating expenses of $72.5 million in the first quarter of 2015 decreased $1.1 million from 2014 levels. The operating expense margin of 24.4% in the quarter improved 90 bps from 25.3% last year primarily due to sales volume leverage.

As a result of these factors, segment operating earnings of $44.0 million in the first quarter of 2015, including $1.3 million of unfavorable foreign currency effects, increased $4.9 million from 2014 levels. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 14.8% in the first quarter of 2015 improved 130 bps from 13.5% last year.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	April 4, 2015		March 29, 2014		Change
Segment net sales	$378.2	100.0%	$343.6	100.0%	$34.6	10.1%
Cost of goods sold	(211.9)	-56.0%	(195.6)	-56.9%	(16.3)	-8.3%

Gross profit	166.3	44.0%	148.0	43.1%	18.3	12.4%
Operating expenses	(106.5)	-28.2%	(98.8)	-28.8%	(7.7)	-7.8%

Segment operating earnings	$59.8	15.8%	$49.2	14.3%	$10.6	21.5%

Segment net sales of $378.2 million in the first quarter of 2015 increased $34.6 million, or 10.1%, from 2014 levels. Excluding $8.7 million of unfavorable foreign currency translation, organic sales increased $43.3 million, or 12.9%, reflecting double-digit sales gains in both the company’s U.S. and international franchise operations.

Segment gross profit of $166.3 million in the first quarter of 2015 increased $18.3 million from 2014 levels. Gross margin of 44.0% in the quarter improved 90 bps from 43.1% last year primarily due to benefits from higher sales.

Segment operating expenses of $106.5 million in the first quarter of 2015 increased $7.7 million from 2014 levels primarily due to higher volume-related expenses. The operating expense margin of 28.2% in the quarter improved 60 bps from 28.8% last year primarily due to sales volume leverage.

As a result of these factors, segment operating earnings of $59.8 million in the first quarter of 2015, including $3.0 million of unfavorable foreign currency effects, increased $10.6 million from 2014 levels. Operating margin for the Snap-on Tools Group of 15.8% in the first quarter of 2015 improved 150 bps from 14.3% last year.

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	April 4, 2015		March 29, 2014		Change
External net sales	$215.6	79.2%	$207.3	78.9%	$8.3	4.0%
Intersegment net sales	56.7	20.8%	55.4	21.1%	1.3	2.3%

Segment net sales	272.3	100.0%	262.7	100.0%	9.6	3.7%
Cost of goods sold	(145.0)	-53.2%	(144.7)	-55.1%	(0.3)	-0.2%

Gross profit	127.3	46.8%	118.0	44.9%	9.3	7.9%
Operating expenses	(63.4)	-23.3%	(59.9)	-22.8%	(3.5)	-5.8%

Segment operating earnings	$63.9	23.5%	$58.1	22.1%	$5.8	10.0%

Segment net sales of $272.3 million in the first quarter of 2015 increased $9.6 million, or 3.7%, from 2014 levels. Excluding $11.2 million of unfavorable foreign currency translation and $4.9 million of acquisition-related sales, organic sales increased $15.9 million or 6.3%. The organic sales increase primarily reflects a high single-digit gain in sales of undercar equipment, as well as mid single-digit gains in both sales to OEM dealerships and sales of diagnostic and repair information products to independent repair shop owners and managers.

Segment gross profit of $127.3 million in the first quarter of 2015 increased $9.3 million from 2014 levels. Gross margin of 46.8% in the quarter improved 190 bps from 44.9% last year, primarily due to savings from RCI and other cost reduction initiatives and lower restructuring costs. Restructuring costs included in gross profit were zero and $2.0 million in the first quarters of 2015 and 2014, respectively.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment operating expenses of $63.4 million in the first quarter of 2015 increased $3.5 million from 2014 levels primarily due to higher volume-related and other expenses, including operating expenses for Pro-Cut, partially offset by savings from RCI initiatives. The operating expense margin of 23.3% increased 50 bps from 22.8% last year primarily due to the operating expenses of Pro-Cut.

As a result of these factors, segment operating earnings of $63.9 million in the first quarter of 2015, including $2.1 million of unfavorable foreign currency effects, increased $5.8 million from 2014 levels. Operating margin for the Repair Systems & Information Group of 23.5% in the first quarter of 2015 improved 140 bps from 22.1% last year.

Financial Services

	Three Months Ended
(Amounts in millions)	April 4, 2015		March 29, 2014		Change
Financial services revenue	$57.4	100.0%	$50.2	100.0%	$7.2	14.3%
Financial services expenses	(17.1)	-29.8%	(15.8)	-31.5%	(1.3)	-8.2%

Segment operating earnings	$40.3	70.2%	$34.4	68.5%	$5.9	17.2%

Financial services operating earnings of $40.3 million on revenue of $57.4 million in the first quarter of 2015 compared to operating earnings of $34.4 million on revenue of $50.2 million last year. The $7.2 million increase in financial services revenue primarily reflects $6.3 million of higher revenue as a result of continued growth of the company’s financial services portfolio and $0.7 million of increased revenue from higher average yields on finance receivables. In the first quarters of 2015 and 2014, the average yield on finance receivables was 17.7% and 17.5%, respectively, and the average yield on contract receivables was 9.5% in both periods. Originations of $230.7 million in the first quarter of 2015 increased $28.6 million, or 14.2%, from 2014 levels.

Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for doubtful accounts. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses of $17.1 million in the first quarter of 2015 compared to financial services expenses of $15.8 million in 2014. As a percentage of the average financial services portfolio, financial services expenses were 1.2% and 1.3% in the first quarters of 2015 and 2014, respectively.

See Note 3 to the Condensed Consolidated Financial Statements for further information on financial services.

Corporate

Snap-on’s first quarter 2015 general corporate expenses of $29.8 million increased $5.1 million from $24.7 million last year primarily due to increased performance-based and stock-based compensation expenses, as well as planned higher pension expense.

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

Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the three month periods ended April 4, 2015, and March 29, 2014, is as follows:

	Operations*		Financial Services
(Amounts in millions)	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Net sales	$827.8	$787.5	$–	$–
Cost of goods sold	(417.7)	(408.8)	–	–

Gross profit	410.1	378.7	–	–
Operating expenses	(272.2)	(257.0)	–	–

Operating earnings before financial services	137.9	121.7	–	–

Financial services revenue	–	–	57.4	50.2
Financial services expenses	–	–	(17.1)	(15.8)

Operating earnings from financial services	–	–	40.3	34.4

Operating earnings	137.9	121.7	40.3	34.4
Interest expense	(12.9)	(13.5)	(0.1)	(0.2)
Intersegment interest income (expense) – net	15.0	13.4	(15.0)	(13.4)
Other income (expense) – net	(0.7)	(0.1)	–	–

Earnings before income taxes and equity earnings	139.3	121.5	25.2	20.8
Income tax expense	(42.5)	(36.7)	(9.3)	(7.6)

Earnings before equity earnings	96.8	84.8	15.9	13.2
Financial services – net earnings attributable to Snap-on	15.9	13.2	–	–
Equity earnings, net of tax	0.5	0.2	–	–

Net earnings	113.2	98.2	15.9	13.2
Net earnings attributable to noncontrolling interests	(2.7)	(2.3)	–	–

Net earnings attributable to Snap-on	$110.5	$95.9	$15.9	$13.2

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – Supplemental Condensed Balance Sheet information as of April 4, 2015, and January 3, 2015, is as follows:

	Operations*		Financial Services
(Amounts in millions)	April 4, 2015	January 3, 2015	April 4, 2015	January 3, 2015
ASSETS
Current assets
Cash and cash equivalents	$114.2	$132.8	$0.2	$0.1
Intersegment receivables	15.6	16.0	–	–
Trade and other accounts receivable – net	548.1	550.5	0.3	0.3
Finance receivables – net	–	–	408.6	402.4
Contract receivables – net	7.5	7.6	62.7	66.9
Inventories – net	482.3	475.5	–	–
Deferred income tax assets	76.7	85.4	15.4	15.6
Prepaid expenses and other assets	131.7	125.5	1.1	0.9

Total current assets	1,376.1	1,393.3	488.3	486.2

Property and equipment – net	395.3	403.4	0.9	1.1
Investment in Financial Services	221.3	218.9	–	–
Deferred income tax assets	87.5	92.9	0.3	0.3
Intersegment long-term notes receivable	241.9	232.1	–	–
Long-term finance receivables – net	–	–	667.2	650.5
Long-term contract receivables – net	12.7	12.8	232.0	229.2
Goodwill	778.3	810.7	–	–
Other intangibles – net	198.8	203.3	–	–
Other assets	50.3	50.9	1.0	1.0

Total assets	$3,362.2	$3,418.3	$1,389.7	$1,368.3

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Supplemental Consolidating Data – Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	April 4, 2015	January 3, 2015	April 4, 2015	January 3, 2015
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$78.8	$56.6	$–	$–
Accounts payable	161.9	144.7	0.1	0.3
Intersegment payables	–	–	15.6	16.0
Accrued benefits	54.6	53.8	0.1	–
Accrued compensation	70.7	95.2	1.2	4.0
Franchisee deposits	66.9	65.8	–	–
Other accrued liabilities	267.6	285.0	30.1	18.2

Total current liabilities	700.5	701.1	47.1	38.5

Long-term debt and intersegment long-term debt	–	–	1,106.3	1,094.8
Deferred income tax liabilities	158.5	158.6	0.2	0.6
Retiree health care benefits	41.4	42.5	–	–
Pension liabilities	196.3	217.9	–	–
Other long-term liabilities	77.2	72.9	14.8	15.5

Total liabilities	1,173.9	1,193.0	1,168.4	1,149.4

Total shareholders’ equity attributable to Snap-on Inc.	2,170.6	2,207.8	221.3	218.9
Noncontrolling interests	17.7	17.5	–	–

Total equity	2,188.3	2,225.3	221.3	218.9

Total liabilities and equity	$3,362.2	$3,418.3	$1,389.7	$1,368.3

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations and collections of finance receivables, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for payments of interest and dividends, new receivables originated by our financial services businesses, capital expenditures, working capital, restructuring activities, the funding of pension plans, and funding for share repurchases and acquisitions, as they arise. Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on April 17, 2015, Snap-on’s long-term debt and commercial paper were rated, respectively, A3 and P-2 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A- and F2 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.

As of April 4, 2015, working capital (current assets less current liabilities) of $1,116.8 million decreased $23.1 million from $1,139.9 million as of January 3, 2015 (fiscal 2014 year end).

The following represents the company’s working capital position as of April 4, 2015, and January 3, 2015:

(Amounts in millions)	April 4, 2015	January 3, 2015
Cash and cash equivalents	$114.4	$132.9
Trade and other accounts receivable – net	548.4	550.8
Finance receivables – net	408.6	402.4
Contract receivables – net	70.2	74.5
Inventories – net	482.3	475.5
Other current assets	219.4	222.5

Total current assets	1,843.3	1,858.6

Notes payable	(78.8)	(56.6)
Accounts payable	(162.0)	(145.0)
Other current liabilities	(485.7)	(517.1)

Total current liabilities	(726.5)	(718.7)

Total working capital	$1,116.8	$1,139.9

Cash and cash equivalents of $114.4 million as of April 4, 2015, decreased $18.5 million from 2014 year-end levels. The $18.5 million net decrease in cash and cash equivalents includes the impacts of (i) the funding of $198.8 million of new finance receivables; (ii) the repurchase of 340,000 shares of the company’s common stock for $49.7 million; (iii) dividend payments to shareholders of $30.9 million; and (iv) the funding of $18.1 million of capital expenditures. These decreases in cash and cash equivalents were partially offset by (i) $160.2 million of cash from collections of finance receivables; (ii) $78.1 million of cash generated from operations, net of $15.0 million of discretionary cash contributions to the company’s domestic pension plans; (iii) $22.8 million of cash, excluding $0.6 million of currency translation impacts, from a net increase in short-term borrowings; and (iv) $14.5 million of cash proceeds from stock purchase and option plan exercises.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Of the $114.4 million of cash and cash equivalents as of April 4, 2015, $94.8 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. The repatriation of cash from certain foreign subsidiaries could have adverse net tax consequences on the company should Snap-on be required to pay and record U.S. income taxes and foreign withholding taxes on such funds. Alternatively, the repatriation of cash from certain other foreign subsidiaries could result in favorable net tax consequences for the company. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it does not incur unfavorable net tax consequences.

Trade and other accounts receivable – net of $548.4 million as of April 4, 2015, decreased $2.4 million from 2014 year-end levels; excluding $18.4 million of currency translation impacts, trade and other accounts receivable – net increased $16.0 million, largely due to higher sales. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 60 days at April 4, 2015, and 61 days at 2014 year end.

The current portions of net finance and contract receivables of $478.8 million as of April 4, 2015, compared to $476.9 million at 2014 year end. The long-term portions of net finance and contract receivables of $911.9 million as of April 4, 2015, compared to $892.5 million at 2014 year end. The combined $21.3 million increase in net current and long-term finance and contract receivables over 2014 year-end levels is primarily due to continued growth of the company’s financial services portfolio; excluding $12.6 million of currency translation impacts, the combined increase for these receivables over 2014 year-end levels was $33.9 million.

Inventories of $482.3 million as of April 4, 2015, increased $6.8 million from 2014 year-end levels; excluding $16.9 million of currency translation impacts, inventories increased $23.7 million primarily to support continued higher customer demand and new product introductions. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 3.6 turns and 3.7 turns as of April 4, 2015, and January 3, 2015, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method as of April 4, 2015, and January 3, 2015, approximated 57% and 58%, respectively, of total inventories. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $72.9 million and $72.6 million as of April 4, 2015, and January 3, 2015, respectively.

Notes payable of $78.8 million as of April 4, 2015 included $52.5 million of commercial paper borrowings and $26.3 million of other notes. Notes payable of $56.6 million as of 2014 year end included $37.0 million of commercial paper borrowings and $19.6 million of other notes. There were no current maturities of long-term debt as of both April 4, 2015, and January 3, 2015.

Accounts payable of $162.0 million as of April 4, 2015 increased $17.0 million from 2014 year-end levels; excluding $4.1 million of currency translation impacts, accounts payable increased $21.1 million primarily due to the timing of payments.

Other accrued liabilities of $292.2 million as of April 4, 2015, decreased $6.1 million from 2014 year-end levels; excluding $8.6 million of currency translation impacts, other accrued liabilities increased $2.5 million.

Long-term debt of $864.4 million as of April 4, 2015, consisted of (i) $150 million of unsecured 5.50% notes that mature in 2017; (ii) $250 million of unsecured 4.25% notes that mature in 2018; (iii) $200 million of unsecured 6.70% notes that mature in 2019; (iv) $250 million of unsecured 6.125% notes that mature in 2021; and (v) $14.4 million of other long-term debt, including fair value adjustments related to interest rate swaps.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on September 27, 2018 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of April 4, 2015. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss; or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended. As of April 4, 2015, the company’s actual ratios of 0.27 and 1.14, respectively, were both within the permitted ranges set forth in this financial covenant.

Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of April 4, 2015, Snap-on was in compliance with all covenants of its Credit Facility and other debt agreements.

Snap-on believes it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under the revolving Credit Facility. If the need were to arise, Snap-on believes that it could access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, in the future, may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near term liquidity requirements for Snap-on include payments of interest and dividends, funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, restructuring activities, the funding of pension plans, and funding for share repurchases and acquisitions, as they arise. Snap-on intends to make contributions of $7.1 million to its foreign pension plans and $2.0 million to its domestic pension plans in 2015, as required by law. Depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in 2015.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, additional fixed-term debt and/or securitizations.

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities was $78.1 million and $88.3 million in the first quarters of 2015 and 2014, respectively. The $10.2 million decrease in net cash provided by operating activities in 2015 primarily reflects net changes in operating assets and liabilities, including $15.0 million of discretionary cash contributions to the company’s domestic pension plans, partially offset by higher net earnings in 2015.

Investing Activities

Net cash used by investing activities of $59.5 million in the first quarter of 2015 included additions to, and collections of, finance receivables of $198.8 million and $160.2 million, respectively. Net cash used by investing activities of $50.9 million in the first quarter of 2014 included additions to, and collections of, finance receivables of $169.7 million and $139.4 million, respectively. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with expected average payment terms of three years.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Capital expenditures of $18.1 million in the first quarter of 2015 compared to $18.3 million in the first quarter of last year. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and Rapid Continuous Improvement.

Net cash used by investing activities in the first quarters of 2015 and 2014 also included $2.8 million and $2.5 million, respectively, related to a prepaid equity forward transaction agreement with Citibank N.A. that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. See Note 9 to the Condensed Consolidated Financial Statements for additional information regarding prepaid equity forwards.

Financing Activities

Net cash used by financing activities of $35.3 million in the first quarter of 2015 included $22.8 million of proceeds from a net increase in short-term borrowings. Net cash used by financing activities of $127.1 million in the first quarter of 2014 included the March 2014 repayment of $100.0 million of 5.85% unsecured notes at maturity.

Proceeds from stock purchase and option plan exercises totaled $14.5 million and $12.8 million in the first quarters of 2015 and 2014, respectively. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes. In the first quarter of 2015, Snap-on repurchased 340,000 shares of its common stock for $49.7 million under its previously announced share repurchase programs. In the first quarter of 2014, Snap-on repurchased 200,000 shares of its common stock for $22.1 million under its previously announced share repurchase programs. As of April 4, 2015, Snap-on had remaining availability to repurchase up to an additional $215.3 million in common stock pursuant to its Board of Directors’ (“Board”) authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund additional share repurchases, if any, in 2015.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $30.9 million and $25.6 million in the first quarters of 2015 and 2014, respectively. On November 6, 2014, the Board increased the quarterly cash dividend by 20.5% to $0.53 per share ($2.12 per share per year). Snap-on believes that its cash generated from operations, available cash on hand and funds available from its credit facilities will be sufficient to pay dividends in 2015.

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of April 4, 2015.

Critical Accounting Policies and Estimates

Snap-on’s disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the fiscal year ended January 3, 2015, have not materially changed since that report was filed.

Outlook

Snap-on expects to make continued progress along its defined runways for coherent growth, including enhancing the franchise network, expanding in the vehicle repair garage, extending to critical industries and building in emerging markets. In pursuit of these initiatives, Snap-on continues to expect that capital expenditures in 2015 will be in a range of $80 million to $90 million. Snap-on also continues to expect that its full year 2015 effective income tax rate will be at or below its 2014 full year rate.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of April 4, 2015, was $1.5 million on interest rate-sensitive financial instruments and $0.6 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 4, 2015. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of April 4, 2015, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended April 4, 2015, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the first quarter of fiscal 2015, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Issuer Purchases of Equity Securities

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs *
01/04/15 to 01/31/15	–	–	–	$208.9 million
02/01/15 to 02/28/15	190,200	$145.99	190,200	$231.6 million
03/01/15 to 04/04/15	149,800	$146.39	149,800	$215.3 million

Total/Average	340,000	$146.17	340,000	N/A

N/A: Not applicable

*

Subject to further adjustment pursuant to the 1996 Authorization described below, as of April 4, 2015, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board authorizations discussed below is $215.3 million.

•

In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $132.71, $147.23 and $147.80 per share of common stock as of the end of the fiscal 2015 months ended January 31, 2015, February 28, 2015, and April 4, 2015, respectively.

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

Other Purchases or Sales of Equity Securities

Below is information regarding shares of Snap-on’s common stock that were purchased by Citibank, N.A. (“Citibank”) during the first quarter of 2015 pursuant to a prepaid equity forward transaction agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.

Citibank Purchases of Snap-on Stock

Period	Shares purchased	Average price per share
01/04/15 to 01/31/15	–	–
02/01/15 to 02/28/15	18,000	$145.30
03/01/15 to 04/04/15	1,200	$146.41

Total/Average	19,200	$145.37

Item 6: Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended April 4, 2015, and March 29, 2014; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 4, 2015, and March 29, 2014; (iii) Condensed Consolidated Balance Sheets as of April 4, 2015, and January 3, 2015; (iv) Condensed Consolidated Statements of Equity for the three months ended April 4, 2015, and March 29, 2014; (v) Condensed Consolidated Statements of Cash Flows for the three months ended April 4, 2015, and March 29, 2014; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED

Date: April 23, 2015	/s/ Aldo J. Pagliari
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

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended April 4, 2015, and March 29, 2014; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 4, 2015, and March 29, 2014; (iii) Condensed Consolidated Balance Sheets as of April 4, 2015, and January 3, 2015; (iv) Condensed Consolidated Statements of Equity for the three months ended April 4, 2015, and March 29, 2014; (v) Condensed Consolidated Statements of Cash Flows for the three months ended April 4, 2015, and March 29, 2014; and (vi) Notes to Condensed Consolidated Financial Statements.