Form 10-K
period 2016-01-02
SNAP-ON Inc
filed 2016-02-11
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2016, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates (excludes 450,073 shares held by directors and executive officers) computed by reference to the price ($160.79) at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 4, 2015) was $9.3 billion.

The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of February 5, 2016, was 58,092,025 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in Snap-on’s Proxy Statement, which is expected to first be mailed to shareholders on or about March 11, 2016, prepared for the Annual Meeting of Shareholders scheduled for April 28, 2016.

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

Fiscal Year

Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. Unless otherwise indicated, references in this document to “fiscal 2015” or “2015” refer to the fiscal year ended January 2, 2016; references to “fiscal 2014” or “2014” refer to the fiscal year ended January 3, 2015; and references to “fiscal 2013” or “2013” refer to the fiscal year ended December 28, 2013. Snap-on’s 2015 and 2013 fiscal years each contained 52 weeks of operating results; Snap-on’s 2014 fiscal year contained 53 weeks of operating results, with the extra week occurring in the fourth quarter. References in this document to 2015, 2014 and 2013 year end refer to January 2, 2016, January 3, 2015, and December 28, 2013, respectively.

2015 ANNUAL REPORT	3

Item 1: Business

Snap-on was incorporated under the laws of the state of Wisconsin in 1920 and reincorporated under the laws of the state of Delaware in 1930. Snap-on is a leading global innovator, manufacturer and marketer of tools, equipment, diagnostics, repair information and systems solutions for professional users performing critical tasks. Products and services include hand and power tools, tool storage, diagnostics software, information and management systems, shop equipment and other solutions for vehicle dealerships and repair centers, as well as for customers in industries, including aviation and aerospace, agriculture, construction, government and military, mining, natural resources, power generation and technical education. Snap-on also derives income from various financing programs designed to facilitate the sales of its products and support its franchise business.

Snap-on markets its products and brands through multiple sales distribution channels in more than 130 countries. Snap-on’s largest geographic markets include the United States, the United Kingdom, Canada, Germany, Australia, France, Japan, Spain, Brazil, Sweden, Italy, China, Argentina, Saudi Arabia, Mexico, the Netherlands, Denmark, India, Norway, Finland, Indonesia, Belgium and Poland. Snap-on reaches its customers through the company’s franchisee, company-direct, distributor and internet channels. Snap-on originated the mobile tool distribution channel in the automotive repair market.

The company began with the development of the original Snap-on interchangeable socket set in 1920 and subsequently pioneered mobile tool distribution in the automotive repair market, where fully stocked vans sell to professional vehicle technicians at their place of business. Snap-on now defines its value proposition more broadly, extending its reach “beyond the garage” to deliver a broad array of unique solutions that make work easier for serious professionals performing critical tasks. The company’s “coherent growth” strategy focuses on developing and expanding its professional customer base in its legacy automotive market, as well as in adjacent markets, additional geographies and other areas, including in critical industries, where the cost and penalties for failure can be high. In addition to its coherent growth strategy, Snap-on is committed to its “Value Creation Processes” – a set of strategic principles and processes designed to create value and employed in the areas of (i) safety; (ii) quality; (iii) customer connection; (iv) innovation; and (v) rapid continuous improvement (“RCI”). Snap-on’s RCI initiatives employ a structured set of tools and processes across multiple businesses and geographies intended to eliminate waste and improve operations. Savings from Snap-on’s RCI initiatives reflect benefits from a wide variety of ongoing efficiency, productivity and process improvements, including savings generated from product design cost reductions, improved manufacturing line set-up and change-over practices, lower-cost sourcing initiatives and facility consolidations.

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

4	SNAP-ON INCORPORATED

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

Recent Acquisitions

On July 27, 2015, Snap-on acquired the assets of Ecotechnics S.p.A. (“Ecotechnics”) for a cash purchase price of $11.8 million. Ecotechnics designs and manufactures vehicle air conditioning service equipment for OEM dealerships and the automotive aftermarket worldwide. The acquisition of the Ecotechnics product line complemented and increased Snap-on’s existing equipment product offering for OEM dealerships and independent automotive repair shops, broadened its established capabilities in serving vehicle repair facilities, and expanded the company’s presence with repair shop owners and managers.

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

For segment reporting purposes, the results of operations and assets of Ecotechnics, Pro-Cut and Challenger have been included in the Repair Systems & Information Group since the respective acquisition dates. Pro forma financial information has not been presented as the net effects of these acquisitions, both individually and collectively, were neither significant nor material to Snap-on’s results of operations or financial position.

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

2015 ANNUAL REPORT	5

Products and Services

Tools, Diagnostics and Repair Information, and Equipment

Snap-on offers a broad line of products and complementary services that are grouped into three product categories: (i) tools; (ii) diagnostics and repair information; and (iii) equipment. Further product line information is not presented as it is not practicable to do so. The following table shows the consolidated net sales of these product categories for the last three years:

	Net Sales
(Amounts in millions)	2015	2014	2013
Product Category:
Tools	$1,910.1	$1,868.5	$1,743.3
Diagnostics and repair information	689.6	689.5	652.0
Equipment	753.1	719.7	661.2

	$3,352.8	$3,277.7	$3,056.5

The tools product category includes hand tools, power tools and tool storage products. Hand tools include wrenches, sockets, ratchet wrenches, pliers, screwdrivers, punches and chisels, saws and cutting tools, pruning tools, torque measuring instruments and other similar products. Power tools include cordless (battery), pneumatic (air), hydraulic and corded (electric) tools, such as impact wrenches, ratchets, screwdrivers, drills, sanders, grinders and similar products. Tool storage includes tool chests, roll cabinets and other similar products. For many industrial customers, Snap-on creates specific, engineered solutions, including facility-level tool control and asset management hardware and software, custom kits in a wide range of configurations, and custom-built tools designed to meet customer requirements. The majority of products are manufactured by Snap-on and, in completing the product offering, other items are purchased from external manufacturers.

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

The equipment product category includes solutions for the diagnosis and service of vehicles and industrial equipment. Products include wheel alignment equipment, wheel balancers, tire changers, vehicle lifts, test lane systems, collision repair equipment, vehicle air conditioning service equipment, brake service equipment, fluid exchange equipment, transmission troubleshooting equipment, safety testing equipment, battery chargers and hoists.

Snap-on supports the sale of its diagnostics and vehicle service shop equipment by offering training programs as well as after-sales support for its customers, primarily focusing on the technologies and the application of specific products developed and marketed by Snap-on.

6	SNAP-ON INCORPORATED

Products are marketed under a number of brand names and trademarks, many of which are well known in the vehicle service and industrial markets served. Some of the major trade names and trademarks and the products and services with which they are associated include the following:

Names	Products and Services

Snap-on	Hand tools, power tools, tool storage products (including tool control software and hardware), diagnostics, certain equipment and related accessories, mobile tool stores, websites, electronic parts catalogs, warranty analytics solutions, business management systems and services, OEM specialty tools and equipment development and distribution, and OEM facilitation services

ATI	Aircraft hand tools and machine tools

BAHCO	Saw blades, cutting tools, pruning tools, hand tools, power tools and tool storage

Blackhawk	Collision repair equipment

Blue-Point	Hand tools, power tools, tool storage, diagnostics, certain equipment and related accessories

Cartec	Safety testing, brake testers, test lane equipment, dynamometers, suspension testers, emission testers and other equipment

CDI	Torque tools

Challenger	Vehicle lifts

Ecotechnics	Vehicle air conditioning service equipment

Fish and Hook	Saw blades, cutting tools, pruning tools, hand tools, power tools and tool storage

Hofmann	Wheel balancers, vehicle lifts, tire changers, wheel aligners, brake testers and test lane equipment

Irimo	Saw blades, cutting tools, hand tools, power tools and tool storage

John Bean	Wheel balancers, vehicle lifts, tire changers, wheel aligners, brake testers and test lane equipment

Lindström	Hand tools

Mitchell1	Repair and service information, shop management systems and business services

Nexiq	Diagnostic tools, information and program distributions for fleet and heavy duty equipment

Pro-Cut	On-car brake lathes, related equipment and accessories

Sandflex	Hacksaw blades, bandsaws, saw blades, hole saws and reciprocating saw blades

ShopKey	Repair and service information, shop management systems and business services

Sioux	Power tools

Sun	Diagnostic tools, wheel balancers, vehicle lifts, tire changers, wheel aligners, air conditioning products and emission testers

Williams	Hand tools, tool storage, certain equipment and related accessories

2015 ANNUAL REPORT	7

Financial Services

Snap-on also generates revenue from various financing programs that include: (i) installment sales and lease contracts arising from franchisees’ customers and Snap-on’s industrial and other customers for the purchase or lease of tools, including tool storage, and diagnostic and equipment products on an extended-term payment plan; and (ii) business loans and vehicle leases to franchisees. The decision to finance through Snap-on or another financing entity is solely at the customer’s election. When assessing customers for potential financing, Snap-on considers various factors including financial condition, collateral, debt-servicing ability, past payment experience, credit bureau information and proprietary credit models.

Snap-on offers financing through SOC and the company’s international finance subsidiaries in those markets where Snap-on has franchise operations. Financing revenue from contract originations is recognized over the life of the contracts, with interest computed primarily on the average daily balances of the underlying contracts.

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

Industrial Sector

Snap-on markets its products and services globally to a broad cross-section of commercial and industrial customers, including maintenance and repair operations; manufacturing and assembly facilities; various government agencies, facilities and operations, including military operations; vocational and technical schools; aviation and aerospace operations; OEM and service and repair customers; oil and gas developers; mining operations; energy and power generation, equipment fabricators and operators; railroad manufacturing and maintenance; customers in agriculture; infrastructure construction companies; and other customers that require instrumentation, service tools and/or equipment for their product and business needs.

The industrial sector for Snap-on focuses on providing value-added products and services to an increasingly expanding global base of customers in critical industries. Through its experienced and dispersed sales organization, industrial “solutioneers” develop unique and highly valued productivity solutions for customers worldwide that leverage Snap-on’s product, service and development capabilities.

The industrial sector is characterized by a highly competitive, cost-conscious environment, and a trend toward customers making many of their tool and equipment purchases through one integrated supplier. Snap-on believes it is a meaningful participant in the industrial tools and equipment market sector.

8	SNAP-ON INCORPORATED

Distribution Channels

Snap-on serves customers primarily through the following channels of distribution: (i) the mobile van channel; (ii) company direct sales; (iii) distributors; and (iv) e-commerce. The following discussion summarizes Snap-on’s general approach for each channel, and is not intended to be all-inclusive.

Mobile Van Channel

In the United States, a significant portion of sales to the vehicle service and repair sector is conducted through Snap-on’s mobile franchise van channel. Snap-on’s franchisees primarily serve vehicle repair technicians and vehicle service shop owners, generally providing weekly contact at the customer’s place of business. Franchisees’ sales are concentrated in hand and power tools, tool storage products, shop equipment, and diagnostic and repair information products, which can easily be transported in a van or trailer and demonstrated during a brief sales call. Franchisees purchase Snap-on’s products at a discount from suggested list prices and resell them at prices established by the franchisee. U.S. franchisees are provided a list of calls that serves as the basis of the franchisee’s sales route. Snap-on’s franchisees also have the opportunity to add a limited number of additional franchises.

Snap-on charges nominal initial and ongoing monthly franchise fees. Franchise fee revenue, including nominal, non-refundable initial and ongoing monthly fees (primarily for sales and business training, and marketing and product promotion programs), is recognized as the fees are earned. Franchise fee revenue totaled $12.7 million, $12.1 million and $11.9 million in fiscal 2015, 2014 and 2013, respectively.

Snap-on also has a company-owned route program that is designed to: (i) provide another pool of potential field organization personnel; (ii) service customers in select new and/or open routes not currently serviced by franchisees; and (iii) allow Snap-on to pilot new sales and promotional ideas prior to introducing them to franchisees. As of 2015 year end, company-owned routes comprised approximately 3% of the total route population; Snap-on may elect to increase or reduce the number of company-owned routes in the future.

In addition to its mobile van channel in the United States, Snap-on has replicated its U.S. franchise distribution model in certain other countries including the United Kingdom, Canada, Japan, Australia, Germany, the Netherlands, South Africa, New Zealand, Belgium and Ireland. In many of these markets, as in the United States, purchase decisions are generally made or influenced by professional vehicle service technicians as well as repair shop owners and managers. As of 2015 year end, Snap-on’s worldwide route count was approximately 4,800, including approximately 3,500 routes in the United States.

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

Snap-on supports its franchisees with a field organization of regional offices, franchise performance teams, customer care centers and distribution centers. Snap-on also provides sales and business training, and marketing and product promotion programs, as well as customer and franchisee financing programs through SOC and the company’s international finance subsidiaries, all of which are designed to strengthen franchisee sales. National Franchise Advisory Councils in the United States, the United Kingdom, Canada and Australia, composed primarily of franchisees that are elected by franchisees, assist Snap-on in identifying and implementing enhancements to the franchise program.

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

2015 ANNUAL REPORT	9

Snap-on brand tools and equipment are marketed to industrial and governmental customers in the United States through both industrial sales representatives, who are employees, and independent industrial distributors. Outside of the United States, industrial sales are also conducted through other independent distributors. Sales representatives focus on industrial customers whose main purchase criteria are quality and integrated solutions. As of 2015 year end, Snap-on had industrial sales representatives in the United States, Australia, Canada, Japan, Mexico, Puerto Rico and various European, Asian, Latin American, Middle Eastern and African countries, with the United States representing the majority of Snap-on’s total industrial sales.

Snap-on also sells software, services and solutions to the automotive, commercial, heavy duty, agriculture, power equipment and power sports segments. Products and services are marketed to targeted groups, including OEMs and their dealerships, fleets and individual repair shops. To effectively reach OEMs, which frequently have a multi-national presence, Snap-on has deployed focused business teams globally.

Distributors

Sales of certain tools and equipment are made through independent distributors who purchase the items from Snap-on and resell them to end users. Hand tools sold under the BAHCO, Fish and Hook, Irimo, Lindström and Williams brands and trade names, for example, are sold through distributors in Europe, North and South America, Asia and certain other parts of the world. Wheel service and other vehicle service equipment are sold through distributors primarily under brands including Hofmann, John Bean, Challenger, Pro-Cut, Cartec, Blackhawk and Ecotechnics. Diagnostic and equipment products are marketed through distributors in South America and Asia, and through both a direct sales force and distributors in Europe under the Snap-on, Sun, BAHCO and Blue-Point brands.

E-commerce

Snap-on offers current and prospective customers online access to research and purchase products through its public website at www.snapon.com. The site features an online catalog of Snap-on hand tools, power tools, tool storage units and diagnostic equipment available to customers in the United States, the United Kingdom, Canada and Australia. E-commerce and certain other system enhancement initiatives are designed to improve productivity and further leverage the one-on-one relationships and service Snap-on has with its current and prospective customers. Sales through the company’s e-commerce distribution channel were not significant in any of the last three years.

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

Snap-on believes it is a leading manufacturer and distributor of professional tools, tool storage, diagnostic and equipment products, and repair software and solutions, offering a broad line of these products to both vehicle service and industrial marketplaces. Various competitors target and sell to professional technicians in the vehicle service and repair sector through the mobile tool distribution channel; Snap-on also competes with companies that sell tools and equipment to vehicle service and repair technicians online and through retail stores, vehicle parts supply outlets and tool supply warehouses/distributorships. Within the power tools category and the industrial sector, Snap-on has various other competitors, including companies with offerings that overlap with other areas discussed herein. Major competitors selling diagnostics, shop equipment and information to vehicle dealerships and independent repair shops include OEMs and their proprietary electronic parts catalogs and diagnostics and information systems, and other companies that offer products serving this sector.

Raw Materials and Purchased Product

Snap-on’s supply of raw materials and purchased components are generally and readily available from numerous suppliers. Snap-on believes it has secured an ample supply of both bar and coil steel for the near future to ensure stable supply to meet material demands. The company does not currently anticipate experiencing any significant impact in 2016 from steel pricing or availability issues.

10	SNAP-ON INCORPORATED

Patents, Trademarks and Other Intellectual Property

Snap-on vigorously pursues and relies on patent protection to protect its intellectual property and position in its markets. As of 2015 year end, Snap-on and its subsidiaries held approximately 700 active and pending patents in the United States and approximately 1,550 active and pending patents outside of the United States. Sales relating to any single patent did not represent a material portion of Snap-on’s revenues in any of the last three years.

Examples of products that have features or designs that benefit from patent protection include wheel alignment systems, wheel balancers, tire changers, vehicle lifts, tool storage, tool control, test lanes, brake lathes, sealed ratchets, electronic torque instruments, ratcheting screwdrivers, emissions-sensing devices and diagnostic equipment.

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

Employees

Snap-on employed approximately 11,500 people at the end of January 2016; Snap-on employed approximately 11,400 people at the end of January 2015.

Approximately 2,600 employees, or 23% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. The number of covered union employees whose contracts expire over the next five years approximates 1,400 employees in 2016, 700 employees in 2017, and 500 employees in 2018; there are no contracts currently scheduled to expire in 2019 or 2020. In recent years, Snap-on has not experienced any significant work slowdowns, stoppages or other labor disruptions.

There can be no assurance that these and other future contracts with Snap-on’s unions will be renegotiated upon terms acceptable to Snap-on.

2015 ANNUAL REPORT	11

Working Capital

Most of Snap-on’s businesses are not seasonal and their inventory needs are relatively constant. Snap-on did not have a significant backlog of orders at 2015 year end. In recent years, Snap-on has been using its working capital to fund, in part, the continued growth of the company’s financial services portfolio.

Snap-on’s liquidity and capital resources and use of working capital are discussed herein in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of 2015 year end, neither Snap-on nor any of its segments depend on any single customer, small group of customers or government for any material part of its revenues.

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

We believe our ability to sell our products is also dependent on the number of vehicles on the road, the number of miles driven and the general aging of vehicles. These factors affect the frequency, type and amount of service and repair performed on vehicles by technicians, and therefore affect the demand for the number of technicians, the prosperity of technicians and, consequently, the demand technicians have for our tools, other products and services, and the value technicians place on those products and services. The use of other methods of transportation, including more frequent use of public transportation, could result in a decrease in the use of privately operated vehicles. A decrease in the use of privately operated vehicles may lead to fewer repairs and less demand for our products.

12	SNAP-ON INCORPORATED

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

Approximately 44% of our consolidated revenues in 2015 were generated by the Snap-on Tools Group, which consists of Snap-on’s business operations primarily serving vehicle service and repair technicians through the company’s worldwide mobile tool distribution channel. Snap-on’s success is dependent on its relationships with franchisees, individually and collectively, as they are the primary sales and service link between the company and vehicle service and repair technicians, who are an important class of end users for Snap-on’s products and services. If our franchisees are not successful, or if we do not maintain an effective relationship with our franchisees, the delivery of products, the collection of receivables and/or our relationship with end users could be adversely affected and thereby negatively impact our business, financial condition, results of operations and cash flows.

In addition, if we are unable to maintain effective relationships with franchisees, Snap-on or the franchisees may choose to terminate the relationship, which may result in (i) open routes, in which end-user customers are not provided reliable service; (ii) litigation resulting from termination; (iii) reduced collections or increased write-offs of franchisee receivables owed to Snap-on; and/or (iv) reduced collections or increased write-offs of finance and contract receivables.

New and stricter legislation and regulations may affect our business, reputation, results of operations and financial condition.

Increased legislative and regulatory activity and compliance burdens, including those associated with sales to our government, military and defense contractor customers, as well as a more stringent manner in which they are applied, could significantly impact our business and the economy as a whole. For example, the Affordable Care Act (the “ACA”), which continues to be phased in, significantly affects the provision of both health care services and benefits in the United States; the ACA may impact our cost of providing our employees and retirees with health insurance and/or benefits, and may also impact various other aspects of our business. The ACA did not have a material impact on our fiscal 2015, 2014 or 2013 financial results; however, we are continuing to assess the impact of the ACA on our health care benefit costs.

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

These developments, and other potential future legislation and regulations, as well as the increasingly strict regulatory environment, including the growing international regulation of privacy rights, may also adversely affect the customers to which, and the markets into which, we sell our products, and increase our costs and otherwise negatively affect our business, reputation, results of operations and financial condition, including in ways that cannot yet be foreseen.

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

2015 ANNUAL REPORT	13

Our inability to provide acceptable financing alternatives to end-user customers and franchisees could adversely impact our operating results.

An integral component of our business and profitability is our ability to offer competitive financing alternatives to end-user customers and franchisees. The lack of our ability to offer such alternatives or obtain capital resources or other financing to support our receivables on terms that we believe are attractive, whether resulting from the state of the financial markets, our own operating performance, or other factors, would negatively affect our operating results and financial condition. Adverse fluctuations in interest rates and/or our ability to provide competitive financing programs could also have an adverse impact on our revenue and profitability.

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

14	SNAP-ON INCORPORATED

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

We depend heavily on information technology infrastructure to achieve our business objectives and to protect sensitive information, and continually invest in improving such systems. Problems that impair or compromise this infrastructure, including due to natural disasters, power outages, major network failures, security breaches or malicious attacks, or during system upgrades and/or new system implementations, could impede our ability to record or process orders, manufacture and ship in a timely manner, account for and collect receivables, protect sensitive data of the company, our customers, our suppliers and business partners, or otherwise carry on business in the normal course. Any such events, if significant, could cause us to lose customers and/or revenue and could require us to incur significant expense to remediate, including as a result of legal or regulatory claims or proceedings, and could also damage our reputation. While we have taken steps to maintain adequate data security and address these risks and uncertainties by implementing security technologies, internal controls, network and data center resiliency, and redundancy and recovery processes, as well as by securing insurance, these measures may be inadequate.

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

2015 ANNUAL REPORT	15

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

The products that we design and/or manufacture, and/or the services we provide, can lead to product liability claims or other legal claims being filed against us. To the extent that plaintiffs are successful in showing that a defect in a product’s design, manufacture or warnings led to personal injury or property damage, or that our provision of services resulted in similar injury or damage, we may be subject to claims for damages. Although we are insured for damages above a certain amount, we bear the costs and expenses associated with defending claims, including frivolous lawsuits, and are responsible for damages below the insurance retention amount. In addition to claims concerning individual products, as a manufacturer, we can be subject to costs, potential negative publicity and lawsuits related to product recalls, which could adversely impact our results and damage our reputation.

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

16	SNAP-ON INCORPORATED

Foreign operations are subject to political, economic, currency exchange and other risks that could adversely affect our business, financial condition, results of operations and cash flows.

Approximately 31% of our revenues in 2015 were generated outside of the United States. Future growth rates and success of our business depends in large part on continued growth in our non-U.S. operations, including growth in emerging markets and critical industries. Numerous risks and uncertainties affect our non-U.S. operations. These risks and uncertainties include political, economic and social instability, such as acts of war, civil disturbance or acts of terrorism, local labor conditions, changes in government policies and regulations, including imposition or increases in withholding and other taxes on remittances and other payments by international subsidiaries, as well as the exposure to liabilities under anti-corruption laws in various countries, such as the U.S. Foreign Corrupt Practices Act, currency volatility, transportation delays or interruptions, sovereign debt uncertainties and difficulties in enforcement of contract and intellectual property rights, as well as natural disasters. Should the economic environment in our non-U.S. markets deteriorate from current levels, our results of operations and financial position could be materially impacted, including as a result of the effects of potential impairment write-downs of goodwill and/or other intangible assets related to these businesses.

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

We have a substantial amount of goodwill and purchased intangible assets, almost all of which are booked in the Commercial & Industrial Group and in the Repair Systems & Information Group. We are required to perform impairment tests on our goodwill and other intangibles annually or at any time when events occur that could impact the value of our business segments. Our determination of whether impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes in circumstances, such as significant and long-term adverse changes in business climate, adverse actions by regulators, unanticipated competition, the loss of key customers, and/or changes in technology or markets, could require a provision for impairment in a future period that could substantially impact our reported earnings and reduce our consolidated net worth and shareholders’ equity. Should the economic environment in these markets deteriorate, our results of operations and financial position could be materially impacted, including as a result of the effects of potential impairment write-downs of goodwill and/or other intangible assets related to these businesses.

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

2015 ANNUAL REPORT	17

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Snap-on maintains leased and owned manufacturing (including software products), warehouse, distribution, research and development and office facilities throughout the world. Snap-on believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand. Snap-on’s facilities in the United States occupy approximately 3.3 million square feet, of which 72% is owned, including its corporate and general office facility located in Kenosha, Wisconsin. Snap-on’s facilities outside the United States occupy approximately 3.9 million square feet, of which approximately 74% is owned. Certain Snap-on facilities are leased through operating and capital lease agreements. See Note 15 to the Consolidated Financial Statements for information on the company’s operating and capital leases. Snap-on management continually monitors the company’s capacity needs and makes adjustments as dictated by market and other conditions.

2015 ANNUAL REPORT	19

The following table provides information about our corporate headquarters and financial services operations, and each of Snap-on’s principal active manufacturing locations and distribution centers (exceeding 50,000 square feet) as of 2015 year end:

Location	Principal Property Use	Owned/Leased	Segment*
U.S. Locations:
Elkmont, Alabama	Manufacturing	Owned	SOT
Conway, Arkansas	Manufacturing	Owned	RS&I
City of Industry, California	Manufacturing	Leased	C&I
Poway, California	Manufacturing and distribution	Leased	RS&I
San Jose, California	Manufacturing and distribution	Leased	RS&I
Columbus, Georgia	Distribution	Owned	C&I
Crystal Lake, Illinois	Distribution	Owned and leased	SOT
Libertyville, Illinois	Financial services	Leased	FS
Algona, Iowa	Manufacturing and distribution	Owned	SOT
Louisville, Kentucky	Manufacturing and distribution	Leased	RS&I
Olive Branch, Mississippi	Distribution	Owned	SOT
Carson City, Nevada	Distribution	Owned and leased	SOT
Murphy, North Carolina	Manufacturing and distribution	Owned	C&I
Richfield, Ohio	Manufacturing and distribution	Owned	RS&I
Robesonia, Pennsylvania	Distribution	Owned	SOT
Elizabethton, Tennessee	Manufacturing	Owned	SOT
Kenosha, Wisconsin	Distribution and corporate	Owned	SOT, C&I, RS&I
Milwaukee, Wisconsin	Manufacturing	Owned	SOT

Non-U.S. Locations:
Santo Tome, Argentina	Manufacturing	Owned	C&I
New South Wales, Australia	Distribution and financial services	Leased	SOT, FS
Minsk, Belarus	Manufacturing	Owned	C&I
Santa Bárbara d’Oeste, Brazil	Manufacturing and distribution	Owned	RS&I
Calgary, Canada	Distribution	Leased	SOT
Mississauga, Canada	Manufacturing and distribution	Leased	SOT, RS&I
Kunshan, China	Manufacturing	Owned	C&I
Xiaoshan, China	Manufacturing	Owned	C&I
Bramley, England	Manufacturing	Owned	C&I
Kettering, England	Distribution and financial services	Owned	SOT, C&I, FS
Sopron, Hungary	Manufacturing	Owned	RS&I
Correggio, Italy	Manufacturing	Owned	RS&I
Tokyo, Japan	Distribution	Leased	C&I
Helmond, the Netherlands	Distribution	Owned	C&I
Vila do Conde, Portugal	Manufacturing	Owned	C&I
Irun, Spain	Manufacturing	Owned	C&I
Placencia, Spain	Manufacturing	Owned	C&I
Vitoria, Spain	Manufacturing and distribution	Owned	C&I
Bollnäs, Sweden	Manufacturing	Owned	C&I
Edsbyn, Sweden	Manufacturing	Owned	C&I
Lidköping, Sweden	Manufacturing	Owned	C&I

*	Segment abbreviations:

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Snap-on had 58,086,046 shares of common stock outstanding as of 2015 year end. Snap-on’s stock is listed on the New York Stock Exchange under the ticker symbol “SNA.” At February 5, 2016, there were 5,206 registered holders of Snap-on common stock.

The high and low closing prices of Snap-on’s common stock during each fiscal quarter for the last two years were as follows:

	Common Stock High/Low Prices
	2015		2014
Quarter	High	Low	High	Low
First	$148.29	$131.45	$114.18	$97.23
Second	162.19	146.16	119.46	109.36
Third	169.99	148.90	127.01	117.84
Fourth	174.09	154.57	139.35	113.28

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Quarterly dividends in 2015 were $0.61 per share in the fourth quarter and $0.53 per share in each of the first three quarters ($2.20 per share for the year). Quarterly dividends in 2014 were $0.53 per share in the fourth quarter and $0.44 per share in each of the first three quarters ($1.85 per share for the year). Quarterly dividends in 2013 were $0.44 per share in the fourth quarter and $0.38 per share in each of the first three quarters ($1.58 per share for the year). Cash dividends paid in 2015, 2014 and 2013 totaled $127.9 million, $107.6 million and $92.0 million, respectively. Snap-on’s Board of Directors (the “Board”) monitors and evaluates the company’s dividend practice quarterly and the Board may elect to increase, decrease or not pay a dividend on Snap-on common stock based upon the company’s financial condition, results of operations, cash requirements and future prospects of Snap-on and other factors deemed relevant by the Board.

See Note 13 to the Consolidated Financial Statements for information on securities authorized for issuance under equity compensation plans.

2015 ANNUAL REPORT	21

Issuer Purchases of Equity Securities

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the fourth quarter of fiscal 2015, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
10/04/15 to 10/31/15	5,000	$164.56	5,000	$224.9 million
11/01/15 to 11/28/15	48,000	$167.42	48,000	$222.0 million
11/29/15 to 01/02/16	–	–	–	$230.6 million

Total/Average	53,000	$167.15	53,000	N/A

N/A: Not applicable

*

Subject to further adjustment pursuant to the 1996 Authorization described below, as of January 2, 2016, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board authorizations discussed below is $230.6 million.

•

In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $165.89, $171.76 and $171.43 per share of common stock as of the end of the fiscal 2015 months ended October 31, 2015, November 28, 2015, and January 2, 2016, respectively.

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

Other Purchases or Sales of Equity Securities

The following chart discloses information regarding shares of Snap-on’s common stock that were sold by Citibank, N.A. (“Citibank”) during the fourth quarter of 2015 pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.

Citibank Sales of Snap-on Stock

Period	Shares sold	Average price per share
10/04/15 to 10/31/15	–	–
11/01/15 to 11/28/15	6,700	$170.28
11/29/15 to 01/02/16	11,200	$171.94

Total/Average	17,900	$171.32

2015 ANNUAL REPORT	23

Five-year Stock Performance Graph

The graph below illustrates the cumulative total shareholder return on Snap-on common stock since December 31, 2010, assuming that dividends were reinvested. The graph compares Snap-on’s performance to that of a Peer Group and Standard & Poor’s 500 Stock Index (“S&P 500”).

Snap-on Incorporated Total Shareholder Return (1)

Fiscal Year Ended (2)	Snap-on Incorporated	Peer Group (3)	S&P 500
December 31, 2010	$100.00	$100.00	$100.00
December 31, 2011	91.62	97.93	102.11
December 31, 2012	146.06	115.15	118.45
December 31, 2013	206.03	156.88	156.82
December 31, 2014	261.18	164.08	178.29
December 31, 2015	332.03	154.72	180.75

(1)	Assumes $100 was invested on December 31, 2010, and that dividends were reinvested quarterly.

(2)	The company’s fiscal year ends on the Saturday that is on or nearest to December 31 of each year; for ease of calculation, the fiscal year end is assumed to be December 31.

(3)	The Peer Group consists of: Stanley Black & Decker, Inc., Danaher Corporation, Emerson Electric Co., Genuine Parts Company, Newell Rubbermaid Inc., Pentair plc, SPX Corporation and W.W. Grainger, Inc.

24	SNAP-ON INCORPORATED

Item 6: Selected Financial Data

The selected financial data presented below has been derived from, and should be read in conjunction with, the respective historical consolidated financial statements of the company, including the notes thereto, and “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Five-year Data
(Amounts in millions, except per share data)	2015	2014	2013	2012	2011
Results of Operations
Net sales	$3,352.8	$3,277.7	$3,056.5	$2,937.9	$2,854.2
Gross profit	1,648.3	1,584.3	1,472.9	1,390.0	1,337.9
Operating expenses	1,053.7	1,048.7	1,012.4	980.3	953.7
Operating earnings before financial services	594.6	535.6	460.5	409.7	384.2
Financial services revenue	240.3	214.9	181.0	161.3	124.3
Financial services expenses	70.1	65.8	55.3	54.6	51.4
Financial services – arbitration settlement gain*	–	–	–	–	18.0
Operating earnings from financial services	170.2	149.1	125.7	106.7	90.9
Operating earnings	764.8	684.7	586.2	516.4	475.1
Interest expense	51.9	52.9	56.1	55.8	61.2
Earnings before income taxes and equity earnings	710.5	630.9	526.2	460.2	412.9
Income tax expense	221.2	199.5	166.7	148.2	133.7
Earnings before equity earnings	489.3	431.4	359.5	312.0	279.2
Equity earnings, net of tax	1.3	0.7	0.2	2.6	4.6
Net earnings	490.6	432.1	359.7	314.6	283.8
Net earnings attributable to noncontrolling interests	(11.9)	(10.2)	(9.4)	(8.5)	(7.5)
Net earnings attributable to Snap-on	478.7	421.9	350.3	306.1	276.3

Financial Position
Cash and cash equivalents	$92.8	$132.9	$217.6	$214.5	$185.6
Trade and other accounts receivable – net	562.5	550.8	531.6	497.9	463.5
Finance receivables – net (current)	447.3	402.4	374.6	323.1	277.2
Contract receivables – net (current)	82.1	74.5	68.4	62.7	49.7
Inventories – net	497.8	475.5	434.4	404.2	386.4
Property and equipment – net	413.5	404.5	392.5	375.2	352.9
Long-term finance receivables – net	772.7	650.5	560.6	494.6	431.8
Long-term contract receivables – net	266.6	242.0	217.1	194.4	165.1
Total assets	4,486.9	4,310.1	4,110.0	3,902.3	3,672.9
Notes payable and current maturities of long-term debt	18.4	56.6	113.1	5.2	16.2
Accounts payable	148.3	145.0	155.6	142.5	124.6
Long-term debt	861.7	862.7	858.9	970.4	967.9
Total debt	880.1	919.3	972.0	975.6	984.1
Total shareholders’ equity attributable to Snap-on	2,412.7	2,207.8	2,113.2	1,802.1	1,530.9

Common Share Summary
Weighted-average shares outstanding – diluted	59.1	59.1	59.1	58.9	58.7
Net earnings per share attributable to Snap-on:
Basic	$8.24	$7.26	$6.02	$5.26	$4.75
Diluted	8.10	7.14	5.93	5.20	4.71
Cash dividends paid per share	2.20	1.85	1.58	1.40	1.30
Shareholders’ equity per basic share	41.53	38.00	36.31	30.96	26.30

*

In 2011, Snap-on settled a dispute with its former financial services joint venture partner and recorded an $18.0 million pretax arbitration settlement gain ($11.1 million after tax or $0.19 per diluted share).

2015 ANNUAL REPORT	25

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

We believe our broad-based organic sales growth in 2015 demonstrates Snap-on’s continued progress in providing repeatability and reliability to a wide range of professional customers performing critical tasks in workplaces of consequence, while overcoming headwinds in certain end markets and geographies that surfaced in the overall macroeconomic environment, particularly during the latter half of the year. Leveraging capabilities already demonstrated in the automotive repair arena, our “coherent growth” strategy focuses on developing and expanding our professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including in critical industries, where the cost and penalties for failure can be high.

We believe our 2015 operating results also provide continued evidence that Snap-on’s value proposition of making work easier for serious professionals in workplaces of consequence is an ongoing strength as we move forward along our runways for coherent growth:

•

Enhancing the franchise network, where we continued to focus on helping our franchisees extend their reach through innovative selling processes and productivity initiatives that break the traditional time and space barriers inherent in a mobile van;

•

Expanding in the vehicle repair garage, where we continued to make significant progress in connecting with customers and translating the resulting insights into new innovation that solves specific challenges in the repair facility. For example, the July 2015 acquisition of Ecotechnics S.p.A. (“Ecotechnics”) further broadened our established capabilities in serving vehicle repair facilities and expanded our presence with repair shop owners and managers;

•	Extending to critical industries, where we continued to grow our lines of products customized for specific industries, despite near-term challenges in certain industrial end markets; and
•	Building in emerging markets, where we continued to build manufacturing capacity, focused product lines and distribution capability.

We also believe our year-over-year improvement in operating margin further evidences the potential of our Snap-on Value Creation Processes – our suite of strategic principles and processes we employ every day designed to create value and employed in the areas of safety, quality, customer connection, innovation and rapid continuous improvement.

Our global financial services operations continue to serve a significant strategic role in offering financing options to our franchisees, to their customers, and to customers in other parts of our business. We expect that our global financial services business, which includes both Snap-on Credit LLC (“SOC”) in the United States and our other international finance subsidiaries, will continue to be a meaningful contributor to our operating earnings going forward.

Recent Acquisitions

On July 27, 2015, Snap-on acquired the assets of Ecotechnics for a cash purchase price of $11.8 million, which reflects the finalization of a working capital adjustment that was completed in the fourth quarter of 2015. Ecotechnics designs and manufactures vehicle air conditioning service equipment for original equipment manufacturer (“OEM”) dealerships and the automotive aftermarket worldwide. The acquisition of the Ecotechnics product line complemented and increased Snap-on’s existing equipment product offering for OEM dealerships and independent automotive repair shops, broadened its established capabilities in serving vehicle repair facilities, and expanded the company’s presence with repair shop owners and managers.

On May 28, 2014, Snap-on acquired substantially all of the assets of Pro-Cut International Inc. (“Pro-Cut”) for a cash purchase price of $41.3 million. Pro-Cut designs, manufactures and distributes on-car brake lathes, related equipment and accessories used in brake servicing by automotive repair facilities. The acquisition of the Pro-Cut product line complemented and increased Snap-on’s existing undercar equipment product offering, broadened its established capabilities in serving vehicle repair facilities and expanded the company’s presence with repair shop owners and managers.

26	SNAP-ON INCORPORATED

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

For segment reporting purposes, the results of operations and assets of Ecotechnics, Pro-Cut and Challenger have been included in the Repair Systems & Information Group since the respective acquisition dates. Pro forma financial information has not been presented as the net effects of these acquisitions, both individually and collectively, were neither significant nor material to Snap-on’s results of operations or financial position.

Consolidated net sales of $3,352.8 million in 2015 increased $75.1 million, or 2.3%, from 2014 levels, including an unfavorable $157.7 million impact from foreign currency translation and $12.0 million of acquisition-related sales. Organic sales (excluding foreign currency translation impacts and acquisition-related sales) increased $220.8 million or 7.1%.

Operating earnings before financial services of $594.6 million in 2015 were up $59.0 million, or 11.0%, from 2014 levels, reflecting contributions from higher sales and improved operating margins, including contributions from “Rapid Continuous Improvement” or “RCI initiatives,” partially offset by unfavorable foreign currency effects. Snap-on’s RCI initiatives employ a structured set of tools and processes across multiple businesses and geographies intended to eliminate waste and improve operations. Savings from Snap-on’s RCI initiatives reflect benefits from a wide variety of ongoing efficiency, productivity and process improvements, including savings generated from product design cost reductions, improved manufacturing line set-up and change-over practices, lower-cost sourcing initiatives and facility consolidations. Unless individually significant, it is not practicable to disclose each RCI activity that generated savings and/or segregate RCI savings embedded in sales volume increases.

Operating earnings of $764.8 million in 2015 increased $80.1 million, or 11.7%, from $684.7 million last year. In 2015, net earnings attributable to Snap-on Incorporated were $478.7 million or $8.10 per diluted share. Net earnings attributable to Snap-on Incorporated in 2014 were $421.9 million or $7.14 per diluted share.

The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, including customers in the aerospace, natural resources, government and technical education market segments (collectively, “critical industries”). Segment net sales of $1,163.6 million in 2015 decreased $11.2 million, or 1.0%, from 2014 levels. Excluding $75.3 million of unfavorable foreign currency translation, organic sales in 2015 increased $64.1 million, or 5.8%, due to higher sales in the segment’s power tools and Asia/Pacific operations, as well as increased sales from the segment’s European-based hand tools business; sales to customers in critical industries were essentially flat, as sales gains in several market segments were generally offset by lower sales to customers in the oil and gas sector of our natural resources market segment. Operating earnings of $169.4 million in 2015 increased $10.8 million, or 6.8%, from 2014 levels primarily as a result of higher organic sales and savings from RCI initiatives, partially offset by unfavorable foreign currency effects.

The Commercial & Industrial Group intends to continue building on the following strategic priorities in 2016:

•	Investing in emerging market growth initiatives, including in China, India, Eastern Europe, the Middle East and Latin America;
•	Expanding our business with existing customers and reaching new customers in critical industries and other market segments;
•	Broadening our product offering and engineered solutions designed particularly for critical industry segments;
•	Increasing our customer-connection-driven understanding of work across multiple industries;
•	Investing in innovation that, guided by that understanding of work, delivers an ongoing stream of productivity-enhancing solutions; and
•	Continuing to reduce structural and operating costs through RCI and restructuring initiatives.

2015 ANNUAL REPORT	27

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In the Snap-on Tools Group, segment net sales of $1,568.7 million in 2015 increased $113.5 million, or 7.8%, from 2014 levels. Excluding $40.7 million of unfavorable foreign currency translation, organic sales in 2015 increased $154.2 million, or 10.9%, reflecting higher sales in both the company’s U.S. and international franchise operations. Operating earnings of $256.0 million in 2015 increased $32.9 million, or 14.7%, from 2014 levels, primarily as a result of the higher sales and savings from RCI initiatives, partially offset by unfavorable foreign currency effects.

The Snap-on Tools Group made continued progress in 2015 on its fundamental, strategic initiatives to strengthen the franchise network and enhance franchisee profitability. In 2016, the Snap-on Tools Group intends to further build on the progress made in 2015, with specific initiatives focused on the following:

•	Continuing to improve franchisee satisfaction, productivity, profitability and commercial health;
•	Developing new programs and products to expand market coverage, reaching new technicians and increasing penetration with existing customers;
•	Continuing to invest in new product innovation and development; and
•	Increasing operational flexibility in back office support functions, manufacturing and the supply chain through RCI initiatives and investment.

By focusing on these areas, we believe that Snap-on, as well as our franchisees, will have the opportunity to continue to serve customers more effectively, more profitably and with improved satisfaction.

In the Repair Systems & Information Group, segment net sales of $1,113.2 million in 2015 increased $18.0 million, or 1.6%, from 2014 levels. Excluding $45.8 million of unfavorable foreign currency translation and $12.0 million of acquisition-related sales, organic sales increased $51.8 million or 4.9%. The organic sales increase primarily reflects higher sales to OEM dealership service and repair shops (“OEM dealerships”), as well as increased sales to independent repair shop owners and managers, including higher sales of diagnostic and repair information products, and increased sales of undercar equipment. Operating earnings of $273.4 million in 2015 increased $22.2 million, or 8.8%, from 2014 levels, primarily due to higher sales, including acquisition-related sales, and savings from RCI initiatives, partially offset by unfavorable foreign currency effects.

The Repair Systems & Information Group intends to focus on the following strategic priorities in 2016:

•	Expanding the product offering with new products and services, thereby providing more to sell to repair shop owners and managers;
•	Continuing software and hardware upgrades;
•	Leveraging integration of software solutions;
•	Continuing productivity advancements through RCI initiatives and leveraging of resources; and
•	Increasing penetration in geographic markets, including emerging markets.

Financial Services revenue was $240.3 million in 2015 and $214.9 million in 2014; originations of $993.7 million in 2015 increased $105.1 million, or 11.8%, from 2014 levels. In recent years, Snap-on has steadily grown its financial services portfolio by providing financing for new finance and contract receivables originated by our global financial services operations. In 2015, operating earnings from financial services of $170.2 million increased $21.1 million, or 14.2%, from $149.1 million last year.

Financial Services intends to focus on the following strategic priorities in 2016:

•	Delivering financial products and services that attract and sustain profitable franchisees and support Snap-on’s strategies for expanding market coverage and penetration;
•	Improving productivity levels and ensuring high quality in all financial products and processes through the use of RCI initiatives; and
•	Maintaining healthy portfolio performance levels.

28	SNAP-ON INCORPORATED

Cash Flows

Net cash provided by operating activities of $496.5 million in 2015 increased $98.6 million from prior-year levels primarily as a result of higher 2015 net earnings and net changes in operating assets and liabilities. Net cash provided by operating activities in 2013 was $392.6 million.

Net cash used by investing activities of $306.4 million in 2015 included additions to, and collections of, finance receivables of $844.2 million and $624.8 million, respectively, as well as an $11.8 million use of cash for the acquisition of Ecotechnics. Net cash used by investing activities of $273.2 million in 2014 included additions to, and collections of finance receivables of $746.2 million and $591.4 million, respectively, as well as a $41.3 million use of cash for the acquisition of Pro-Cut. Net cash used by investing activities of $250.4 million in 2013 included additions to, and collections of, finance receivables of $651.3 million and $508.8 million, respectively, as well as a $38.2 million use of cash for the acquisition of Challenger. Capital expenditures in 2015 of $80.4 million reflect continued spending to support the company’s execution of its strategic growth initiatives and Value Creation Processes, including continued investments focused on safety, quality, customer connection, innovation and RCI.

Net cash used by financing activities of $226.0 million in 2015 included $127.9 million for dividend payments to shareholders, $110.4 million for the repurchase of 723,000 shares of Snap-on’s common stock and $34.0 million from a net decrease in notes payable and other short-term borrowings, partially offset by $41.6 million of proceeds from stock purchase and option plan exercises. Net cash used by financing activities of $206.9 million in 2014 included the March 2014 repayment of $100.0 million of unsecured notes at maturity. Net cash used by financing activities in 2014 also included $107.6 million for dividend payments to shareholders and $79.3 million for the repurchase of 680,000 shares of Snap-on’s common stock, partially offset by $45.0 million of proceeds from a net increase in notes payable and other short-term borrowings and $33.0 million of proceeds from stock purchase and option plan exercises. Net cash used by financing activities of $137.8 million in 2013 included $92.0 million for dividend payments to shareholders and $82.6 million for the repurchase of 926,000 shares of Snap-on’s common stock, partially offset by $29.2 million of proceeds from stock purchase and option plan exercises.

Fiscal Year

Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. Unless otherwise indicated, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “fiscal 2015” or “2015” refer to the fiscal year ended January 2, 2016; references to “fiscal 2014” or “2014” refer to the fiscal year ended January 3, 2015; and references to “fiscal 2013” or “2013” refer to the fiscal year ended December 28, 2013. References in this document to 2015, 2014 and 2013 year end refer to January 2, 2016, January 3, 2015, and December 28, 2013, respectively.

2015 ANNUAL REPORT	29

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

2015 vs. 2014

Results of operations for 2015 and 2014 are as follows:

(Amounts in millions)	2015		2014		Change
Net sales	$3,352.8	100.0%	$3,277.7	100.0%	$75.1	2.3%
Cost of goods sold	(1,704.5)	-50.8%	(1,693.4)	-51.7%	(11.1)	-0.7%

Gross profit	1,648.3	49.2%	1,584.3	48.3%	64.0	4.0%
Operating expenses	(1,053.7)	-31.5%	(1,048.7)	-32.0%	(5.0)	-0.5%

Operating earnings before financial services	594.6	17.7%	535.6	16.3%	59.0	11.0%

Financial services revenue	240.3	100.0%	214.9	100.0%	25.4	11.8%
Financial services expenses	(70.1)	-29.2%	(65.8)	-30.6%	(4.3)	-6.5%

Operating earnings from financial services	170.2	70.8%	149.1	69.4%	21.1	14.2%

Operating earnings	764.8	21.3%	684.7	19.6%	80.1	11.7%
Interest expense	(51.9)	-1.4%	(52.9)	-1.5%	1.0	1.9%
Other income (expense) – net	(2.4)	-0.1%	(0.9)	–	(1.5)	NM

Earnings before income taxes and equity earnings	710.5	19.8%	630.9	18.1%	79.6	12.6%
Income tax expense	(221.2)	-6.2%	(199.5)	-5.7%	(21.7)	-10.9%

Earnings before equity earnings	489.3	13.6%	431.4	12.4%	57.9	13.4%
Equity earnings, net of tax	1.3	–	0.7	–	0.6	NM

Net earnings	490.6	13.6%	432.1	12.4%	58.5	13.5%
Net earnings attributable to noncontrolling interests	(11.9)	-0.3%	(10.2)	-0.3%	(1.7)	-16.7%

Net earnings attributable to Snap-on Inc.	$478.7	13.3%	$421.9	12.1%	$56.8	13.5%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Snap-on’s 2015 fiscal year contained 52 weeks of operating results. Snap-on’s 2014 fiscal year contained 53 weeks of operating results. The impact of the additional week of operations in fiscal 2014 was not material to Snap-on’s full year 2014 net sales or net earnings.

Net sales of $3,352.8 million in 2015 increased $75.1 million, or 2.3%, from 2014 levels, including $157.7 million of unfavorable foreign currency translation and $12.0 million of acquisition-related sales. Organic sales (excluding foreign currency translation impacts and acquisition-related sales) in 2015 increased $220.8 million, or 7.1%, from 2014 levels. Snap-on has significant international operations and is subject to risks inherent with foreign operations, including foreign currency translation fluctuations.

Gross profit of $1,648.3 million in 2015 compared to $1,584.3 million last year. Gross margin (gross profit as a percentage of net sales) of 49.2% in 2015 improved 90 basis points (100 basis points (“bps”) equals 1.0 percent) from 48.3% last year primarily due to benefits from higher sales and savings from RCI initiatives, as well as lower restructuring costs (20 bps). Restructuring costs included in gross profit were zero and $5.7 million in 2015 and 2014, respectively.

30	SNAP-ON INCORPORATED

Operating expenses of $1,053.7 million in 2015 compared to $1,048.7 million last year. The operating expense margin (operating expenses as a percentage of net sales) of 31.5% in 2015 improved 50 bps from 32.0% last year primarily due to sales volume leverage and savings from RCI initiatives, partially offset by 20 bps of higher pension expense. Restructuring costs included in operating expenses were zero and $0.8 million in 2015 and 2014, respectively.

Operating earnings before financial services of $594.6 million in 2015, including $39.5 million of unfavorable foreign currency effects, increased $59.0 million, or 11.0%, as compared to $535.6 million last year. As a percentage of net sales, operating earnings before financial services of 17.7% in 2015 improved 140 bps from 16.3% last year.

Financial services revenue of $240.3 million in 2015 compared to revenue of $214.9 million last year. Financial services operating earnings of $170.2 million in 2015, including $2.6 million of unfavorable foreign currency effects, increased $21.1 million, or 14.2%, as compared to $149.1 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.

Operating earnings of $764.8 million in 2015, including $42.1 million of unfavorable foreign currency effects, increased $80.1 million, or 11.7%, from $684.7 million last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 21.3% in 2015 improved 170 bps from 19.6% last year.

Interest expense of $51.9 million in 2015 decreased $1.0 million from $52.9 million last year. See Note 9 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was expense of $2.4 million and $0.9 million in 2015 and 2014, respectively. Other income (expense) – net primarily reflects net losses and gains associated with hedging and currency exchange rate transactions, and interest income. See Note 16 to the Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 31.7% in 2015 and 32.1% in 2014. See Note 8 to the Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on of $478.7 million, or $8.10 per diluted share, in 2015 increased $56.8 million, or $0.96 per diluted share, from 2014 levels. Net earnings attributable to Snap-on in 2014 were $421.9 million or $7.14 per diluted share.

Exit and Disposal Activities

Snap-on did not record any costs for exit and disposal activities in 2015; Snap-on recorded $6.5 million of costs for exit and disposal activities in 2014. See Note 7 to the Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

2015 ANNUAL REPORT	31

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

Commercial & Industrial Group

(Amounts in millions)	2015		2014		Change
External net sales	$895.5	77.0%	$952.1	81.0%	$(56.6)	-5.9%
Intersegment net sales	268.1	23.0%	222.7	19.0%	45.4	20.4%

Segment net sales	1,163.6	100.0%	1,174.8	100.0%	(11.2)	-1.0%
Cost of goods sold	(717.1)	-61.6%	(725.1)	-61.7%	8.0	1.1%

Gross profit	446.5	38.4%	449.7	38.3%	(3.2)	-0.7%
Operating expenses	(277.1)	-23.8%	(291.1)	-24.8%	14.0	4.8%

Segment operating earnings	$169.4	14.6%	$158.6	13.5%	$10.8	6.8%

Segment net sales of $1,163.6 million in 2015 decreased $11.2 million, or 1.0%, from 2014 levels. Excluding $75.3 million of unfavorable foreign currency translation, organic sales increased $64.1 million, or 5.8%, primarily due to a double-digit gain in the segment’s power tools operations and high single-digit increases from both the segment’s European-based hand tools business and Asia/Pacific operations; sales to customers in critical industries were essentially flat, as sales gains in several market segments were generally offset by lower sales to customers in the oil and gas sector of our natural resources market segment.

Segment gross profit of $446.5 million in 2015 compared to $449.7 million last year. Gross margin of 38.4% in 2015 improved 10 bps from 38.3% last year, as savings from RCI initiatives were partially offset by a shift in sales that included higher volumes of lower gross margin products, including increased sales from the segment’s power tools and Asia/Pacific operations. Restructuring costs included in gross profit were zero and $1.0 million in 2015 and 2014, respectively.

Segment operating expenses of $277.1 million in 2015 compared to $291.1 million last year. The operating expense margin of 23.8% in 2015 improved 100 bps from 24.8% last year primarily due to benefits from the sales shift noted above and a 20 bps gain from the sale of a former manufacturing facility. Restructuring costs included in operating expenses were zero and $0.4 million in 2015 and 2014, respectively.

As a result of these factors, segment operating earnings of $169.4 million in 2015, including $7.7 million of unfavorable foreign currency effects, increased $10.8 million from 2014 levels. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 14.6% in 2015 improved 110 bps from 13.5% last year.

32	SNAP-ON INCORPORATED

Snap-on Tools Group

(Amounts in millions)	2015		2014		Change
Segment net sales	$1,568.7	100.0%	$1,455.2	100.0%	$113.5	7.8%
Cost of goods sold	(885.7)	-56.5%	(824.9)	-56.7%	(60.8)	-7.4%

Gross profit	683.0	43.5%	630.3	43.3%	52.7	8.4%
Operating expenses	(427.0)	-27.2%	(407.2)	-28.0%	(19.8)	-4.9%

Segment operating earnings	$256.0	16.3%	$223.1	15.3%	$32.9	14.7%

Segment net sales of $1,568.7 million in 2015 increased $113.5 million, or 7.8%, from 2014 levels. Excluding $40.7 million of unfavorable foreign currency translation, organic sales increased $154.2 million, or 10.9%, reflecting double-digit sales gains in both the company’s U.S. and international franchise operations.

Segment gross profit of $683.0 million in 2015 compared to $630.3 million last year. Gross margin of 43.5% in 2015 improved 20 bps from 43.3% last year primarily due to benefits from higher sales and savings from RCI initiatives, partially offset by 90 bps of unfavorable foreign currency effects.

Segment operating expenses of $427.0 million in 2015 compared to $407.2 million last year. The operating expense margin of 27.2% in 2015 improved 80 bps from 28.0% last year primarily due to sales volume leverage.

As a result of these factors, segment operating earnings of $256.0 million in 2015, including $21.3 million of unfavorable foreign currency effects, increased $32.9 million from 2014 levels. Operating margin for the Snap-on Tools Group of 16.3% in 2015 improved 100 bps from 15.3% last year.

Repair Systems & Information Group

(Amounts in millions)	2015		2014		Change
External net sales	$888.6	79.8%	$870.4	79.5%	$18.2	2.1%
Intersegment net sales	224.6	20.2%	224.8	20.5%	(0.2)	-0.1%

Segment net sales	1,113.2	100.0%	1,095.2	100.0%	18.0	1.6%
Cost of goods sold	(594.4)	-53.4%	(590.9)	-54.0%	(3.5)	-0.6%

Gross profit	518.8	46.6%	504.3	46.0%	14.5	2.9%
Operating expenses	(245.4)	-22.0%	(253.1)	-23.1%	7.7	3.0%

Segment operating earnings	$273.4	24.6%	$251.2	22.9%	$22.2	8.8%

Segment net sales of $1,113.2 million in 2015 increased $18.0 million, or 1.6%, from 2014 levels. Excluding $45.8 million of unfavorable foreign currency translation and $12.0 million of acquisition-related sales, organic sales increased $51.8 million or 4.9%. The organic sales increase primarily reflects mid single-digit gains in sales of undercar equipment, sales to OEM dealerships, and sales of diagnostic and repair information products to independent repair shop owners and managers.

Segment gross profit of $518.8 million in 2015 compared to $504.3 million last year. Gross margin of 46.6% in 2015 improved 60 bps from 46.0% last year primarily due to contributions from higher sales and savings from RCI initiatives, and lower restructuring costs (40 bps). These gross margin improvements were partially offset by a shift in sales that included higher volumes of lower gross margin products, including increased essential tool and facilitation sales to OEM dealerships. Restructuring costs included in gross profit were zero and $4.7 million in 2015 and 2014, respectively.

Segment operating expenses of $245.4 million in 2015 compared to $253.1 million last year. The operating expense margin of 22.0% in 2015 improved 110 bps from 23.1% last year primarily due to sales volume leverage, including benefits from the sales shift noted above, and savings from RCI initiatives. Restructuring costs included in operating expenses were zero and $0.4 million in 2015 and 2014, respectively.

As a result of these factors, segment operating earnings of $273.4 million in 2015, including $10.5 million of unfavorable foreign currency effects, increased $22.2 million from 2014 levels. Operating margin for the Repair Systems & Information Group of 24.6% in 2015 improved 170 bps from 22.9% last year.

2015 ANNUAL REPORT	33

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Services

(Amounts in millions)	2015		2014		Change
Financial services revenue	$240.3	100.0%	$214.9	100.0%	$25.4	11.8%
Financial services expenses	(70.1)	-29.2%	(65.8)	-30.6%	(4.3)	-6.5%

Segment operating earnings	$170.2	70.8%	$149.1	69.4%	$21.1	14.2%

Financial services revenue of $240.3 million in 2015 increased $25.4 million, or 11.8%, from $214.9 million last year. The $25.4 million increase in financial services revenue primarily reflects $23.0 million of higher revenue as a result of continued growth of the company’s financial services portfolio and $2.2 million of increased revenue from higher average yields on finance receivables. In 2015 and 2014, the average yield on finance receivables was 17.8% and 17.6%, respectively, and the average yield on contract receivables was 9.5% in both years. Originations of $993.7 million in 2015 increased $105.1 million, or 11.8%, from 2014 levels.

Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for doubtful accounts. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses of $70.1 million in 2015 compared to $65.8 million in 2014. As a percentage of the average financial services portfolio, financial services expenses were 4.8% and 5.1% in 2015 and 2014, respectively.

Financial services operating earnings of $170.2 million in 2015, including $2.6 million of unfavorable foreign currency effects, increased $21.1 million, or 14.2%, from 2014 levels.

See Note 1 to the Consolidated Financial Statements for further information on financial services.

Corporate

Snap-on’s general corporate expenses in 2015 of $104.2 million increased $6.9 million from $97.3 million last year primarily due to $7.9 million of higher pension expense.

34	SNAP-ON INCORPORATED

Fourth Quarter

Results of operations for the fourth quarters of 2015 and 2014 are as follows:

	Fourth Quarter
(Amounts in millions)	2015		2014		Change
Net sales	$851.7	100.0%	$857.4	100.0%	$(5.7)	-0.7%
Cost of goods sold	(439.4)	-51.6%	(446.1)	-52.0%	6.7	1.5%

Gross profit	412.3	48.4%	411.3	48.0%	1.0	0.2%
Operating expenses	(250.0)	-29.3%	(266.1)	-31.1%	16.1	6.1%

Operating earnings before financial services	162.3	19.1%	145.2	16.9%	17.1	11.8%

Financial services revenue	63.1	100.0%	59.4	100.0%	3.7	6.2%
Financial services expenses	(18.1)	-28.7%	(17.2)	-29.0%	(0.9)	-5.2%

Operating earnings from financial services	45.0	71.3%	42.2	71.0%	2.8	6.6%

Operating earnings	207.3	22.7%	187.4	20.4%	19.9	10.6%
Interest expense	(13.0)	-1.4%	(13.8)	-1.5%	0.8	5.8%
Other income (expense) – net	(0.5)	-0.1%	(0.2)	–	(0.3)	NM

Earnings before income taxes and equity earnings	193.8	21.2%	173.4	18.9%	20.4	11.8%
Income tax expense	(59.3)	-6.5%	(54.9)	-5.9%	(4.4)	-8.0%

Earnings before equity earnings	134.5	14.7%	118.5	13.0%	16.0	13.5%
Equity earnings, net of tax	–	–	0.2	–	(0.2)	NM

Net earnings	134.5	14.7%	118.7	13.0%	15.8	13.3%
Net earnings attributable to noncontrolling interests	(3.1)	-0.3%	(2.5)	-0.3%	(0.6)	-24.0%

Net earnings attributable to Snap-on Inc.	$131.4	14.4%	$116.2	12.7%	$15.2	13.1%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Snap-on’s 2015 fiscal year contained 52 weeks of operating results. Snap-on’s 2014 fiscal year contained 53 weeks of operating results, with the extra week occurring in the fourth quarter. The impact of the additional week of operations in fiscal 2014 was not material to Snap-on’s fourth quarter 2014 net sales or net earnings.

Net sales of $851.7 million in the fourth quarter of 2015 decreased $5.7 million, or 0.7%, from 2014 levels, including $33.2 million of unfavorable foreign currency translation and $2.2 million of acquisition-related sales. Organic sales in the fourth quarter of 2015 increased $25.3 million, or 3.1%, from 2014 levels. Snap-on has significant international operations and is subject to risks inherent with foreign operations, including foreign currency translation fluctuations.

Gross profit of $412.3 million in the fourth quarter of 2015 compared to $411.3 million last year. Gross margin of 48.4% in the quarter improved 40 bps from 48.0% last year primarily due to higher organic sales and savings from RCI initiatives, partially offset by 20 bps of unfavorable foreign currency effects. Restructuring costs included in gross profit were zero and $1.0 million in the fourth quarters of 2015 and 2014, respectively.

2015 ANNUAL REPORT	35

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating expenses of $250.0 million in the fourth quarter of 2015 compared to $266.1 million last year. The operating expense margin of 29.3% in the fourth quarter of 2015 improved 180 bps from 31.1% last year primarily due to organic sales volume leverage and savings from RCI initiatives, a 50 bps benefit from lower performance-based and stock-based (mark-to-market) compensation expenses, and a 30 bps gain primarily from the sale of a former manufacturing facility. These improvements in operating expense margin were partially offset by 20 bps of higher pension expense.

Operating earnings before financial services of $162.3 million in the fourth quarter of 2015, including $9.2 million of unfavorable foreign currency effects, increased $17.1 million, or 11.8%, as compared to $145.2 million last year. As a percentage of net sales, operating earnings before financial services of 19.1% in the quarter improved 220 bps from 16.9% last year.

Financial services revenue of $63.1 million in the fourth quarter of 2015 compared to revenue of $59.4 million last year. Financial services operating earnings of $45.0 million in the fourth quarter of 2015, including $0.7 million of unfavorable foreign currency effects, increased $2.8 million, or 6.6%, as compared to $42.2 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.

Operating earnings of $207.3 million in the fourth quarter of 2015, including $9.9 million of unfavorable foreign currency effects, increased $19.9 million, or 10.6%, from $187.4 million last year. As a percentage of revenues, operating earnings of 22.7% in the quarter improved 230 bps from 20.4% last year.

Interest expense of $13.0 million in the fourth quarter of 2015 decreased $0.8 million from $13.8 million last year. See Note 9 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was expense of $0.5 million and $0.2 million in the fourth quarters of 2015 and 2014, respectively. See Note 16 to the Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s fourth-quarter effective income tax rate on earnings attributable to Snap-on was 31.1% in 2015 and 32.1% in 2014. See Note 8 to the Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on of $131.4 million, or $2.22 per diluted share, in the fourth quarter of 2015 increased $15.2 million, or $0.25 per diluted share, from 2014 levels. Net earnings attributable to Snap-on in the fourth quarter of 2014 were $116.2 million or $1.97 per diluted share.

Segment Results

Commercial & Industrial Group

	Fourth Quarter
(Amounts in millions)	2015		2014		Change
External net sales	$212.0	75.2%	$237.9	79.8%	$(25.9)	-10.9%
Intersegment net sales	69.8	24.8%	60.3	20.2%	9.5	15.8%

Segment net sales	281.8	100.0%	298.2	100.0%	(16.4)	-5.5%
Cost of goods sold	(174.2)	-61.8%	(184.8)	-62.0%	10.6	5.7%

Gross profit	107.6	38.2%	113.4	38.0%	(5.8)	-5.1%
Operating expenses	(65.7)	-23.3%	(72.9)	-24.4%	7.2	9.9%

Segment operating earnings	$41.9	14.9%	$40.5	13.6%	$1.4	3.5%

Segment net sales of $281.8 million in the fourth quarter of 2015 decreased $16.4 million, or 5.5%, from 2014 levels. Excluding $14.7 million of unfavorable foreign currency translation, organic sales decreased $1.7 million, or 0.6%, primarily due to a high single-digit decline in sales to customers in critical industries, largely as a result of lower sales to the military and to customers in the oil and gas sector of our natural resources market segment. These organic sales declines were partially offset by a double-digit increase in the segment’s power tools operations and a low single-digit gain from the segment’s European-based hand tools business.

36	SNAP-ON INCORPORATED

Segment gross profit of $107.6 million in the fourth quarter of 2015 compared to $113.4 million last year. Gross margin of 38.2% in the quarter improved 20 bps from 38.0% last year, as savings from RCI initiatives and 20 bps of lower restructuring costs were partially offset by a shift in sales that included a decrease in higher gross margin sales to customers in critical industries and an increase in lower gross margin sales from the segment’s power tools operations. Restructuring costs included in gross profit were zero and $0.5 million in the fourth quarters of 2015 and 2014, respectively.

Segment operating expenses of $65.7 million in the fourth quarter of 2015 compared to $72.9 million last year. The operating expense margin of 23.3% in the quarter improved 110 bps from 24.4% last year primarily due to a 70 bps gain from the sale of a former manufacturing facility, as well as benefits from the sales shift noted above.

As a result of these factors, segment operating earnings of $41.9 million in the fourth quarter of 2015, including $1.5 million of unfavorable foreign currency effects, increased $1.4 million from 2014 levels. Operating margin for the Commercial & Industrial Group of 14.9% in the fourth quarter of 2015 improved 130 bps from 13.6% last year.

Snap-on Tools Group

	Fourth Quarter
(Amounts in millions)	2015		2014		Change
Segment net sales	$411.2	100.0%	$387.5	100.0%	$23.7	6.1%
Cost of goods sold	(237.5)	-57.8%	(221.1)	-57.1%	(16.4)	-7.4%

Gross profit	173.7	42.2%	166.4	42.9%	7.3	4.4%
Operating expenses	(101.8)	-24.7%	(102.5)	-26.4%	0.7	0.7%

Segment operating earnings	$71.9	17.5%	$63.9	16.5%	$8.0	12.5%

Segment net sales of $411.2 million in the fourth quarter of 2015 increased $23.7 million, or 6.1%, from 2014 levels. Excluding $9.3 million of unfavorable foreign currency translation, organic sales increased $33.0 million, or 8.7%, reflecting a high single-digit sales gain in the company’s U.S. franchise operations and a double-digit sales increase in the company’s international franchise operations.

Segment gross profit of $173.7 million in the fourth quarter of 2015 compared to $166.4 million last year. Gross margin of 42.2% in the quarter decreased 70 bps from 42.9% last year primarily due to unfavorable foreign currency effects.

Segment operating expenses of $101.8 million in the fourth quarter of 2015 compared to $102.5 million last year. The operating expense margin of 24.7% in the quarter improved 170 bps from 26.4% last year primarily due to sales volume leverage.

As a result of these factors, segment operating earnings of $71.9 million in the fourth quarter of 2015, including $4.8 million of unfavorable foreign currency effects, increased $8.0 million from 2014 levels. Operating margin for the Snap-on Tools Group of 17.5% in the fourth quarter of 2015 improved 100 bps from 16.5% last year.

Repair Systems & Information Group

	Fourth Quarter
(Amounts in millions)	2015		2014		Change
External net sales	$228.5	81.4%	$232.0	82.0%	$(3.5)	-1.5%
Intersegment net sales	52.1	18.6%	50.8	18.0%	1.3	2.6%

Segment net sales	280.6	100.0%	282.8	100.0%	(2.2)	-0.8%
Cost of goods sold	(149.6)	-53.3%	(151.3)	-53.5%	1.7	1.1%

Gross profit	131.0	46.7%	131.5	46.5%	(0.5)	-0.4%
Operating expenses	(58.9)	-21.0%	(66.3)	-23.4%	7.4	11.2%

Segment operating earnings	$72.1	25.7%	$65.2	23.1%	$6.9	10.6%

2015 ANNUAL REPORT	37

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Segment net sales of $280.6 million in the fourth quarter of 2015 decreased $2.2 million, or 0.8%, from 2014 levels. Excluding $10.3 million of unfavorable foreign currency translation and $2.2 million of acquisition-related sales, organic sales increased $5.9 million or 2.2%. The organic sales increase primarily reflects a mid single-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers, and a low single-digit increase in sales to OEM dealerships; sales of undercar equipment were essentially flat year over year.

Segment gross profit of $131.0 million in the fourth quarter of 2015 compared to $131.5 million last year. Gross margin of 46.7% in the quarter improved 20 bps from 46.5% last year. Restructuring costs included in gross profit were zero and $0.5 million in the fourth quarters of 2015 and 2014, respectively.

Segment operating expenses of $58.9 million in the fourth quarter of 2015 compared to $66.3 million last year. The operating expense margin of 21.0% in the quarter improved 240 bps from 23.4% last year primarily due to organic sales volume leverage and savings from RCI initiatives. Restructuring costs included in operating expenses were zero and $0.1 million in the fourth quarters of 2015 and 2014, respectively.

As a result of these factors, segment operating earnings of $72.1 million in the fourth quarter of 2015, including $2.9 million of unfavorable foreign currency effects, increased $6.9 million from 2014 levels. Operating margin for the Repair Systems & Information Group of 25.7% in the fourth quarter of 2015 improved 260 bps from 23.1% last year.

Financial Services

	Fourth Quarter
(Amounts in millions)	2015		2014		Change
Financial services revenue	$63.1	100.0%	$59.4	100.0%	$3.7	6.2%
Financial services expenses	(18.1)	-28.7%	(17.2)	-29.0%	(0.9)	-5.2%

Segment operating earnings	$45.0	71.3%	$42.2	71.0%	$2.8	6.6%

Financial services revenue of $63.1 million in the fourth quarter of 2015 increased $3.7 million, or 6.2%, from $59.4 million last year. The $3.7 million increase in financial services revenue reflects $3.5 million of higher revenue as a result of continued growth of the company’s financial services portfolio and $0.2 million of increased revenue from higher average yields on finance receivables. In the fourth quarters of 2015 and 2014, the average yield on finance receivables was 17.8% and 17.6%, respectively, and the average yield on contract receivables was 9.5% in both periods. Originations of $252.0 million in the fourth quarter of 2015 increased $19.8 million, or 8.5%, from 2014 levels.

Financial services expenses of $18.1 million in the fourth quarter of 2015 compared to financial services expenses of $17.2 million last year. As a percentage of the average financial services portfolio, financial services expenses were 1.2% and 1.3% in the fourth quarters of 2015 and 2014, respectively.

Financial services operating earnings of $45.0 million in the fourth quarter of 2015, including $0.7 million of unfavorable foreign currency effects, increased $2.8 million, or 6.6%, from 2014 levels.

See Note 1 to the Consolidated Financial Statements for further information on financial services.

Corporate

Snap-on’s fourth quarter 2015 general corporate expenses of $23.6 million decreased $0.8 million from $24.4 million last year, as $2.3 million of higher pension expense was more than offset by lower other expenses, including lower performance-based and mark-to-market compensation expenses.

38	SNAP-ON INCORPORATED

2014 vs. 2013

Results of operations for 2014 and 2013 are as follows:

(Amounts in millions)	2014		2013		Change
Net sales	$3,277.7	100.0%	$3,056.5	100.0%	$221.2	7.2%
Cost of goods sold	(1,693.4)	-51.7%	(1,583.6)	-51.8%	(109.8)	-6.9%

Gross profit	1,584.3	48.3%	1,472.9	48.2%	111.4	7.6%
Operating expenses	(1,048.7)	-32.0%	(1,012.4)	-33.1%	(36.3)	-3.6%

Operating earnings before financial services	535.6	16.3%	460.5	15.1%	75.1	16.3%

Financial services revenue	214.9	100.0%	181.0	100.0%	33.9	18.7%
Financial services expenses	(65.8)	-30.6%	(55.3)	-30.6%	(10.5)	-19.0%

Operating earnings from financial services	149.1	69.4%	125.7	69.4%	23.4	18.6%

Operating earnings	684.7	19.6%	586.2	18.1%	98.5	16.8%
Interest expense	(52.9)	-1.5%	(56.1)	-1.7%	3.2	5.7%
Other income (expense) – net	(0.9)	–	(3.9)	-0.1%	3.0	76.9%

Earnings before income taxes and equity earnings	630.9	18.1%	526.2	16.3%	104.7	19.9%
Income tax expense	(199.5)	-5.7%	(166.7)	-5.2%	(32.8)	-19.7%

Earnings before equity earnings	431.4	12.4%	359.5	11.1%	71.9	20.0%
Equity earnings, net of tax	0.7	–	0.2	–	0.5	NM

Net earnings	432.1	12.4%	359.7	11.1%	72.4	20.1%
Net earnings attributable to noncontrolling interests	(10.2)	-0.3%	(9.4)	-0.3%	(0.8)	-8.5%

Net earnings attributable to Snap-on Inc.	$421.9	12.1%	$350.3	10.8%	$71.6	20.4%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Snap-on’s 2014 fiscal year contained 53 weeks of operating results. Snap-on’s 2013 fiscal year contained 52 weeks of operating results. The impact of the additional week of operations in fiscal 2014 was not material to Snap-on’s full year 2014 net sales or net earnings.

Net sales of $3,277.7 million in 2014 increased $221.2 million, or 7.2%, from 2013 levels, including $37.0 million of acquisition-related sales and $25.3 million of unfavorable foreign currency translation. Organic sales in 2014 increased $209.5 million, or 6.9%, from 2013 levels. Snap-on has significant international operations and is subject to risks inherent with foreign operations, including foreign currency translation fluctuations.

Gross profit of $1,584.3 million in 2014 compared to $1,472.9 million in 2013. Gross margin of 48.3% in 2014 improved 10 bps from 48.2% in 2013, as benefits from higher sales and savings from RCI initiatives were partially offset by increased restructuring and other costs. Restructuring costs included in gross profit were $5.7 million and $4.4 million in 2014 and 2013, respectively.

2015 ANNUAL REPORT	39

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating expenses of $1,048.7 million in 2014 compared to $1,012.4 million in 2013. The operating expense margin of 32.0% in 2014 improved 110 bps from 33.1% in 2013 primarily due to sales volume leverage. Restructuring costs included in operating expenses were $0.8 million and $1.9 million in 2014 and 2013, respectively.

Operating earnings before financial services of $535.6 million in 2014, including $11.3 million of unfavorable foreign currency effects, increased $75.1 million, or 16.3%, as compared to $460.5 million in 2013. As a percentage of net sales, operating earnings before financial services of 16.3% in 2014 improved 120 bps from 15.1% in 2013.

Financial services revenue of $214.9 million in 2014 compared to revenue of $181.0 million in 2013. Financial services operating earnings of $149.1 million in 2014, including $0.2 million of unfavorable foreign currency effects, increased $23.4 million, or 18.6%, as compared to $125.7 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.

Operating earnings of $684.7 million in 2014, including $11.5 million of unfavorable foreign currency effects, increased $98.5 million, or 16.8%, from $586.2 million in 2013. As a percentage of revenues, operating earnings of 19.6% in 2014 improved 150 bps from 18.1% in 2013.

Interest expense of $52.9 million in 2014 decreased $3.2 million from $56.1 million in 2013 primarily due to lower average debt levels as a result of the March 2014 repayment of $100.0 million of unsecured notes at maturity. See Note 9 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

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

40	SNAP-ON INCORPORATED

Segment gross profit of $449.7 million in 2014 compared to $419.5 million in 2013. Gross margin of 38.3% in 2014 decreased 20 bps from 38.5% in 2013, as benefits from increased sales and savings from RCI initiatives, as well as 10 bps of lower restructuring costs, were more than offset by higher expenses, including 30 bps of unfavorable foreign currency effects. Restructuring costs included in gross profit were $1.0 million and $2.5 million in 2014 and 2013, respectively.

Segment operating expenses of $291.1 million in 2014 compared to $282.2 million in 2013. The operating expense margin of 24.8% in 2014 improved 110 bps from 25.9% in 2013 primarily due to sales volume leverage. Restructuring costs included in operating expenses were $0.4 million in both years.

As a result of these factors, segment operating earnings of $158.6 million in 2014, including $6.3 million of unfavorable foreign currency effects, increased $21.3 million from 2013 levels. Operating margin for the Commercial & Industrial Group of 13.5% in 2014 improved 90 bps from 12.6% in 2013.

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

Segment gross profit of $630.3 million in 2014 compared to $585.8 million in 2013. Gross margin of 43.3% in 2014 improved 20 bps from 43.1% in 2013 primarily due to benefits from the higher sales and savings from RCI initiatives, partially offset by 30 bps of unfavorable foreign currency effects. Restructuring costs included in gross profit were zero and $0.2 million in 2014 and 2013, respectively.

Segment operating expenses of $407.2 million in 2014 compared to $391.2 million in 2013. The operating expense margin of 28.0% in 2014 improved 80 bps from 28.8% in 2013 primarily due to sales volume leverage. Restructuring costs included in operating expenses were zero and $0.3 million in 2014 and 2013, respectively.

As a result of these factors, segment operating earnings of $223.1 million in 2014, including $5.0 million of unfavorable foreign currency effects, increased $28.5 million from 2013 levels. Operating margin for the Snap-on Tools Group of 15.3% in 2014 improved 100 bps from 14.3% in 2013.

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

Segment net sales of $1,095.2 million in 2014 increased $85.6 million, or 8.5%, from 2013 levels. Excluding $37.0 million of acquisition-related sales and $0.5 million of unfavorable foreign currency translation, organic sales in 2014 increased $49.1 million or 4.9%. The organic sales increase primarily reflects a high single-digit gain in sales to OEM dealerships, a mid single-digit increase in sales of diagnostic and repair information products to independent repair shop owners and managers, and a low single-digit gain in sales of undercar equipment.

2015 ANNUAL REPORT	41

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Segment gross profit of $504.3 million in 2014 compared to $467.6 million in 2013. Gross margin of 46.0% in 2014 decreased 30 bps from 46.3% in 2013 primarily due to a shift in sales that included higher volumes of lower gross margin products, including increased essential tool and facilitation sales to OEM dealerships, and 20 bps of higher restructuring costs. Restructuring costs included in gross profit were $4.7 million and $1.7 million in 2014 and 2013, respectively.

Segment operating expenses of $253.1 million in 2014 compared to $235.7 million in 2013. The operating expense margin of 23.1% in 2014 improved 20 bps from 23.3% in 2013 primarily due to sales volume leverage. Restructuring costs included in operating expenses were $0.4 million and $1.2 million in 2014 and 2013, respectively.

As a result of these factors, segment operating earnings of $251.2 million in 2014 increased $19.3 million from 2013 levels. Operating margin for the Repair Systems & Information Group of 22.9% in 2014 decreased 10 bps from 23.0% in 2013.

Financial Services

(Amounts in millions)	2014		2013		Change
Financial services revenue	$214.9	100.0%	$181.0	100.0%	$33.9	18.7%
Financial services expenses	(65.8)	-30.6%	(55.3)	-30.6%	(10.5)	-19.0%

Segment operating earnings	$149.1	69.4%	$125.7	69.4%	$23.4	18.6%

Financial services revenue of $214.9 million in 2014 increased $33.9 million, or 18.7%, from $181.0 million in 2013. The $33.9 million increase in financial services revenue primarily reflects $30.6 million of higher revenue as a result of continued growth of the company’s financial services portfolio and $1.8 million of increased revenue from higher average yields on finance receivables. In 2014 and 2013, the average yield on finance receivables was 17.6% and 17.4%, respectively, and the average yield on contract receivables was 9.5% in both years. Originations of $888.6 million in 2014 increased $110.9 million, or 14.3%, from 2013 levels.

Financial services expenses of $65.8 million in 2014 compared to $55.3 million in 2013. As a percentage of the average financial services portfolio, financial services expenses were 5.1% and 4.7% in 2014 and 2013, respectively.

Financial services operating earnings of $149.1 million in 2014, including $0.2 million of unfavorable foreign currency effects, increased $23.4 million, or 18.6%, from 2013 levels.

See Note 1 to the Consolidated Financial Statements for further information on financial services.

Corporate

Snap-on’s general corporate expenses of $97.3 million in 2014 decreased $6.0 million from $103.3 million in 2013 primarily due to lower pension expense partially offset by higher performance-based compensation and other expenses.

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

42	SNAP-ON INCORPORATED

Supplemental Consolidating Data – Supplemental Statements of Earnings information for 2015, 2014 and 2013 is as follows:

	Operations*			Financial Services
(Amounts in millions)	2015	2014	2013	2015	2014	2013
Net sales	$3,352.8	$3,277.7	$3,056.5	$–	$–	$–
Cost of goods sold	(1,704.5)	(1,693.4)	(1,583.6)	–	–	–

Gross profit	1,648.3	1,584.3	1,472.9	–	–	–
Operating expenses	(1,053.7)	(1,048.7)	(1,012.4)	–	–	–

Operating earnings before financial services	594.6	535.6	460.5	–	–	–

Financial services revenue	–	–	–	240.3	214.9	181.0
Financial services expenses	–	–	–	(70.1)	(65.8)	(55.3)

Operating earnings from financial services	–	–	–	170.2	149.1	125.7

Operating earnings	594.6	535.6	460.5	170.2	149.1	125.7
Interest expense	(51.4)	(52.2)	(54.6)	(0.5)	(0.7)	(1.5)
Intersegment interest income (expense) – net	62.7	56.7	47.7	(62.7)	(56.7)	(47.7)
Other income (expense) – net	(2.4)	(0.8)	(4.0)	–	(0.1)	0.1

Earnings before income taxes and equity earnings	603.5	539.3	449.6	107.0	91.6	76.6
Income tax expense	(181.9)	(165.8)	(138.6)	(39.3)	(33.7)	(28.1)

Earnings before equity earnings	421.6	373.5	311.0	67.7	57.9	48.5
Financial services – net earnings attributable to Snap-on	67.7	57.9	48.5	–	–	–
Equity earnings, net of tax	1.3	0.7	0.2	–	–	–

Net earnings	490.6	432.1	359.7	67.7	57.9	48.5
Net earnings attributable to noncontrolling interests	(11.9)	(10.2)	(9.4)	–	–	–

Net earnings attributable to Snap-on	$478.7	$421.9	$350.3	$67.7	$57.9	$48.5

*	Snap-on with Financial Services on the equity method.

2015 ANNUAL REPORT	43

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Supplemental Consolidating Data – Supplemental Balance Sheet Information as of 2015 and 2014 year end is as follows:

	Operations*		Financial Services
(Amounts in millions)	2015	2014	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$92.7	$132.8	$0.1	$0.1
Intersegment receivables	15.9	16.0	–	–
Trade and other accounts receivable – net	562.2	550.5	0.3	0.3
Finance receivables – net	–	–	447.3	402.4
Contract receivables – net	8.0	7.6	74.1	66.9
Inventories – net	497.8	475.5	–	–
Deferred income tax assets	91.0	85.4	18.9	15.6
Prepaid expenses and other assets	111.5	125.5	1.2	0.9

Total current assets	1,379.1	1,393.3	541.9	486.2

Property and equipment – net	412.1	403.4	1.4	1.1
Investment in Financial Services	251.8	218.9	–	–
Deferred income tax assets	105.4	92.9	0.9	0.3
Intersegment long-term notes receivable	398.7	232.1	–	–
Long-term finance receivables – net	–	–	772.7	650.5
Long-term contract receivables – net	12.1	12.8	254.5	229.2
Goodwill	790.1	810.7	–	–
Other intangibles – net	195.0	203.3	–	–
Other assets	49.9	50.9	1.0	1.0

Total assets	$3,594.2	$3,418.3	$1,572.4	$1,368.3

*	Snap-on with Financial Services on the equity method.

44	SNAP-ON INCORPORATED

Supplemental Consolidating Data – Supplemental Balance Sheet Information (continued):

	Operations*		Financial Services
(Amounts in millions)	2015	2014	2015	2014
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$18.4	$56.6	$–	$–
Accounts payable	148.2	144.7	0.1	0.3
Intersegment payables	–	–	15.9	16.0
Accrued benefits	52.1	53.8	–	–
Accrued compensation	86.9	95.2	4.1	4.0
Franchisee deposits	64.4	65.8	–	–
Other accrued liabilities	277.7	285.0	25.0	18.2

Total current liabilities	647.7	701.1	45.1	38.5

Long-term debt and intersegment long-term debt	–	–	1,260.4	1,094.8
Deferred income tax liabilities	169.6	158.6	0.2	0.6
Retiree health care benefits	37.9	42.5	–	–
Pension liabilities	227.8	217.9	–	–
Other long-term liabilities	80.5	72.9	14.9	15.5

Total liabilities	1,163.5	1,193.0	1,320.6	1,149.4

Total shareholders’ equity attributable to Snap-on	2,412.7	2,207.8	251.8	218.9
Noncontrolling interests	18.0	17.5	–	–

Total equity	2,430.7	2,225.3	251.8	218.9

Total liabilities and equity	$3,594.2	$3,418.3	$1,572.4	$1,368.3

*	Snap-on with Financial Services on the equity method.

2015 ANNUAL REPORT	45

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations and collections of finance receivables, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for payments of interest and dividends, scheduled debt payments (including the January 15, 2017 repayment of $150 million of unsecured notes at maturity), new receivables originated by our financial services businesses, capital expenditures, working capital, restructuring activities, the funding of pension plans, and funding for share repurchases and acquisitions, as they arise. Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on February 5, 2016, Snap-on’s long-term debt and commercial paper were rated, respectively, A3 and P-2 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A- and F2 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.

The following discussion focuses on information included in the accompanying Consolidated Balance Sheets.

As of 2015 year end, working capital (current assets less current liabilities) of $1,228.2 million increased $88.3 million from $1,139.9 million as of 2014 year end.

The following represents the company’s working capital position as of 2015 and 2014 year end:

(Amounts in millions)	2015	2014
Cash and cash equivalents	$92.8	$132.9
Trade and other accounts receivable – net	562.5	550.8
Finance receivables – net	447.3	402.4
Contract receivables – net	82.1	74.5
Inventories – net	497.8	475.5
Other current assets	216.2	222.5

Total current assets	1,898.7	1,858.6

Notes payable	(18.4)	(56.6)
Accounts payable	(148.3)	(145.0)
Other current liabilities	(503.8)	(517.1)

Total current liabilities	(670.5)	(718.7)

Working capital	$1,228.2	$1,139.9

Cash and cash equivalents of $92.8 million as of 2015 year end decreased $40.1 million from 2014 year-end levels primarily due to (i) the funding of $844.2 million of new finance receivables; (ii) dividend payments to shareholders of $127.9 million; (iii) the repurchase of 723,000 shares of the company’s common stock for $110.4 million; (iv) the funding of $80.4 million of capital expenditures; (v) the net repayment of $34.0 million of notes payable and other short-term borrowings; and (vi) the acquisition of Ecotechnics for $11.8 million. These decreases in cash and cash equivalents were partially offset by (i) $624.8 million of cash from collections of finance receivables; (ii) $496.5 million of cash generated from operations; and (iii) $41.6 million of cash proceeds from stock purchase and option plan exercises.

Of the $92.8 million of cash and cash equivalents as of January 2, 2016, $63.3 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. The repatriation of cash from certain foreign subsidiaries could have adverse net tax consequences on the company should Snap-on be required to pay and record U.S. income taxes and foreign withholding taxes on such funds. Alternatively, the repatriation of cash from certain other foreign subsidiaries could result in favorable net tax consequences for the company. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it does not incur unfavorable net tax consequences.

46	SNAP-ON INCORPORATED

Trade and other accounts receivable – net of $562.5 million as of 2015 year end increased $11.7 million from 2014 year-end levels; excluding $23.7 million of currency translation impacts, trade and other accounts receivable – net increased $35.4 million primarily due to higher organic sales, as well as receivables related to Ecotechnics. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 60 days at 2015 year end and 61 days at 2014 year end.

The current portions of net finance and contract receivables of $529.4 million as of 2015 year end compared to $476.9 million at 2014 year end. The long-term portions of net finance and contract receivables of $1,039.3 million as of 2015 year end compared to $892.5 million at 2014 year end. The combined $199.3 million increase in net current and long-term finance and contract receivables over 2014 year-end levels is primarily due to continued growth of the company’s financial services portfolio; excluding $19.4 million of currency translation impacts, the combined increase for these receivables over 2014 year-end levels was $218.7 million.

Inventories – net of $497.8 million as of 2015 year end increased $22.3 million from 2014 year-end levels; excluding $22.5 million of currency translation impacts, inventories increased $44.8 million primarily to support continued higher customer demand and new product introductions, as well as inventories related to Ecotechnics. As of 2015 and 2014 year end, inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 3.5 turns and 3.7 turns, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method as of 2015 and 2014 year end approximated 57% and 58%, respectively, of total inventories. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $73.3 million and $72.6 million as of 2015 and 2014 year end, respectively.

As of 2015 year end, notes payable totaled $18.4 million; there were no commercial paper borrowings outstanding as of 2015 year end. Notes payable of $56.6 million as of 2014 year end included $37.0 million of commercial paper borrowings and $19.6 million of other notes. There were no current maturities of long-term debt as of 2015 and 2014 year end.

Average notes payable outstanding were $78.5 million in 2015 and $45.4 million in 2014. The weighted-average interest rate on notes payable was 4.36% in 2015 and 5.42% in 2014. As of 2015 and 2014 year end, the weighted-average interest rate on outstanding notes payable was 15.82% and 4.86%, respectively. The weighted-average interest rates in both years reflect local borrowings in emerging growth markets where interest rates are generally higher. The lower weighted-average interest rate of 4.86% on outstanding notes payable as of 2014 year end benefited from lower interest rates on commercial paper borrowings; no commercial paper was outstanding at 2015 year end.

Accounts payable of $148.3 million as of 2015 year end compared to $145.0 million at 2014 year end; excluding $5.1 million of currency translation impacts, accounts payable increased $8.4 million primarily due to the timing of payments and accounts payable related to Ecotechnics.

Other accrued liabilities of $296.3 million as of 2015 year end compared to $298.3 million at 2014 year end; excluding $10.3 million of currency translation impacts, other accrued liabilities increased $8.3 million.

Long-term debt of $861.7 million as of 2015 year end consisted of (i) $150 million of unsecured 5.50% notes that mature on January 15, 2017; (ii) $250 million of unsecured 4.25% notes that mature in 2018; (iii) $200 million of unsecured 6.70% notes that mature in 2019; (iv) $250 million of unsecured 6.125% notes that mature in 2021; and (v) $11.7 million of other long-term debt, including fair value adjustments related to interest rate swaps. As of 2015 year end, the $150 million of unsecured notes that mature on January 15, 2017, were included in “Long-term debt” on the accompanying Consolidated Balance Sheet as their scheduled maturity was in excess of one year of the 2015 year-end balance sheet date.

On December 15, 2015, Snap-on amended and restated its $700 million multi-currency revolving credit facility that was set to terminate on September 27, 2018, by entering into a new five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of 2015 year end. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of 2015 year end, the company’s actual ratios of 0.23 and 0.95, respectively, were both within the permitted ranges set forth in this financial covenant.

2015 ANNUAL REPORT	47

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of 2015 year end, Snap-on was in compliance with all covenants of its Credit Facility and other debt agreements.

Snap-on believes it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under the revolving Credit Facility. Snap-on believes that it could access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and, in the future, may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include payments of interest and dividends, scheduled debt payments (including the January 15, 2017 repayment of $150 million of unsecured notes at maturity), funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, restructuring activities, the funding of pension plans, and funding for share repurchases and acquisitions, as they arise. Snap-on intends to make contributions of $7.4 million to its foreign pension plans and $2.0 million to its domestic pension plans in 2016, as required by law. Depending on market and other conditions, Snap-on may make discretionary cash contributions to its pension plans in 2016.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the use of commercial paper, additional fixed-term debt and/or securitizations.

The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities of $496.5 million in 2015 compared to $397.9 million in 2014. The $98.6 million increase in net cash provided by operating activities primarily reflects higher 2015 net earnings and net changes in operating assets and liabilities. Net cash provided by operating activities was $392.6 million in 2013.

Depreciation expense was $57.8 million in 2015, $54.8 million in 2014 and $51.2 million in 2013. Amortization expense was $24.7 million in both 2015 and 2014, and $25.5 million in 2013. See Note 6 to the Consolidated Financial Statements for information on goodwill and other intangible assets.

Investing Activities

Net cash used by investing activities of $306.4 million in 2015 included additions to, and collections of, finance receivables of $844.2 million and $624.8 million, respectively. Net cash used by investing activities of $273.2 million in 2014 included additions to, and collections of, finance receivables of $746.2 million and $591.4 million, respectively. Net cash used by investing activities of $250.4 million in 2013 included additions to, and collections of, finance receivables of $651.3 million and $508.8 million, respectively. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with expected average payment terms of three years.

Net cash used by investing activities in 2015 included $11.8 million for the acquisition of Ecotechnics. Net cash used by investing activities in 2014 included $41.3 million for the acquisition of Pro-Cut. Net cash used by investing activities in 2013 included $38.2 million for the acquisition of Challenger. See Note 2 to the Consolidated Financial Statements for information on acquisitions.

48	SNAP-ON INCORPORATED

Capital expenditures in 2015, 2014 and 2013 totaled $80.4 million, $80.6 million and $70.6 million, respectively. Capital expenditures in all three years included investments to support the company’s execution of its Value Creation Processes and strategic growth initiatives. The company also invested in (i) new product, efficiency, safety and cost reduction initiatives to expand and improve its manufacturing capabilities worldwide; (ii) new production and machine tooling to enhance manufacturing operations, as well as ongoing replacements of manufacturing and distribution equipment, particularly in the United States; (iii) the ongoing replacement and enhancement of the company’s global enterprise resource planning (ERP) management information systems; and (iv) improvements in the company’s corporate headquarters and research and development facilities in Kenosha, Wisconsin. In 2015, the company also acquired a previously leased U.K. manufacturing facility. Snap-on believes that its cash generated from operations, as well as its available cash on hand and funds available from its credit facilities will be sufficient to fund the company’s capital expenditure requirements in 2016.

Financing Activities

Net cash used by financing activities of $226.0 million in 2015 included the net repayment of $34.0 million of notes payable and other short-term borrowings. Net cash used by financing activities of $206.9 million in 2014 included the repayment of $100.0 million of unsecured notes at maturity, partially offset by $45.0 million of proceeds from a net increase in notes payable and other short-term borrowings. Net cash used by financing activities was $137.8 million in 2013.

Proceeds from stock purchase and option plan exercises totaled $41.6 million in 2015, $33.0 million in 2014 and $29.2 million in 2013. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes. In 2015, Snap-on repurchased 723,000 shares of its common stock for $110.4 million under its previously announced share repurchase programs. As of 2015 year end, Snap-on had remaining availability to repurchase up to an additional $230.6 million in common stock pursuant to its Board of Directors’ (the “Board”) authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on repurchased 680,000 shares of its common stock for $79.3 million in 2014 and Snap-on repurchased 926,000 shares of its common stock for $82.6 million in 2013. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s share repurchases, if any, in 2016.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends paid in 2015, 2014 and 2013 totaled $127.9 million, $107.6 million and $92.0 million, respectively. On November 9, 2015, the company announced that its Board increased the quarterly cash dividend by 15.1% to $0.61 per share ($2.44 per share annualized). Quarterly dividends in 2015 were $0.61 per share in the fourth quarter and $0.53 per share in the first three quarters ($2.20 per share for the year). Quarterly dividends in 2014 were $0.53 per share in the fourth quarter and $0.44 per share in the first three quarters ($1.85 per share for the year). Quarterly dividends in 2013 were $0.44 per share in the fourth quarter and $0.38 per share in the first three quarters ($1.58 per share for the year).

	2015	2014	2013
Cash dividends paid per common share	$2.20	$1.85	$1.58
Cash dividends paid as a percent of prior-year retained earnings	4.8%	4.6%	4.5%

Snap-on believes that its cash generated from operations, available cash on hand and funds available from its credit facilities will be sufficient to pay dividends in 2016.

Off-Balance-Sheet Arrangements

Except as included below in the section labeled “Contractual Obligations and Commitments” and Note 15 to the Consolidated Financial Statements, the company had no off-balance-sheet arrangements as of 2015 year end.

2015 ANNUAL REPORT	49

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Obligations and Commitments

A summary of Snap-on’s future contractual obligations and commitments as of 2015 year end are as follows:

(Amounts in millions)	Total	2016	2017 – 2018	2019 – 2020	2021 and thereafter
Contractual obligations:
Notes payable	$18.4	$18.4	$–	$–	$–
Long-term debt	861.7	–	400.0	200.0	261.7
Interest on fixed rate debt	159.5	47.6	68.8	32.8	10.3
Operating leases	79.0	22.4	30.0	15.6	11.0
Capital leases	24.1	4.8	6.7	4.8	7.8
Purchase obligations	58.7	51.3	6.3	1.1	–

Total	$1,201.4	$144.5	$511.8	$254.3	$290.8

Snap-on intends to make contributions of $7.4 million to its foreign pension plans and $2.0 million to its domestic pension plans in 2016, as required by law. Depending on market and other conditions, Snap-on may make discretionary cash contributions to its pension plans in 2016. Snap-on has not presented estimated pension and postretirement funding contributions in the table above as the funding can vary from year to year based on changes in the fair value of the plan assets and actuarial assumptions; see Notes 11 and 12 to the Consolidated Financial Statements for information on the company’s benefit plans and payments.

Due to the uncertainty of the timing of settlements with taxing authorities, Snap-on is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits for its remaining uncertain tax liabilities. As a result, $7.2 million of unrecognized tax benefits have been excluded from the table above; see Note 8 to the Consolidated Financial Statements for information on income taxes.

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

Affordable Care Act

The Affordable Care Act (the “ACA”), which was adopted in 2010 and continues to be phased in, significantly affects the provision of both health care services and benefits in the United States; the ACA may impact our cost of providing our employees and retirees with health insurance and/or benefits, and may also impact various other aspects of our business. The ACA did not have a material impact on our fiscal 2015, 2014 or 2013 financial results.

New Accounting Standards

See Note 1 to the Consolidated Financial Statements for information on new accounting standards.

50	SNAP-ON INCORPORATED

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

Impairment of Goodwill and Other Indefinite-lived Intangible Assets: Goodwill and other indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Annual impairment tests are performed by the company in the second quarter of each year using information available as of fiscal April month end.

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

Snap-on evaluates the recoverability of goodwill by utilizing an income approach that estimates the fair value of the future discounted cash flows of the reporting units to which the goodwill relates. The future projections, which are based on both past performance and the projections and assumptions used in the company’s operating plans, are subject to change as a result of changing economic and competitive conditions. This approach reflects management’s internal outlook at the reporting units, which management believes provides the best determination of value due to management’s insight and experience with the reporting unit. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, working capital levels, expected benefits from RCI initiatives, and a weighted-average cost of capital that reflects the specific risk profile of the reporting unit being tested. The company’s methodologies for valuing goodwill are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2015 impairment calculations were evaluated in light of then-current market and business conditions. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the reporting units’ projections of future operating results and cash flows and replicates how market participants would value the company’s reporting units in an orderly transaction.

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

Snap-on also evaluates the recoverability of its indefinite-lived trademarks by utilizing an income approach that estimates the fair value of the future discounted cash flows of each of its trademarks. The future projections, which are based on both past performance and the projections and assumptions used in the company’s operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth and royalty rates, expected synergies, and a weighted-average cost of capital that reflects the specific risk profile of the trademark being tested. The company’s methodologies for valuing trademarks are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2015 impairment calculations were evaluated in light of then-current market and business conditions. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the trademarks’ projected future cash flows and replicates how market participants would value the company’s trademarks in an orderly transaction.

2015 ANNUAL REPORT	51

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

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2015, the results of which did not result in any impairment. As of 2015 year end, the company has no accumulated impairment losses. Although the company consistently uses the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. In performing its annual impairment testing the company performed a sensitivity analysis on the material assumptions used in the discounted cash flow valuation models for each of its 11 reporting units. Based on the company’s second quarter 2015 impairment testing and assuming a hypothetical 10% decrease in the estimated fair values of each of its 11 reporting units, the hypothetical fair value of each of the company’s 11 reporting units would have been greater than its carrying value. See Note 6 to the Consolidated Financial Statements for further information about goodwill and other intangible assets.

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

Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected rate of return assumption for Snap-on’s domestic pension plan assets by 50 bps would have increased Snap-on’s 2015 domestic pension expense by approximately $4.6 million. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its domestic plans’ assets.

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans. The domestic discount rate as of 2015 and 2014 year end was selected based on a cash flow matching methodology developed by the company’s outside actuaries and which incorporates a review of current economic conditions. This methodology matches the plans’ yearly projected cash flows for benefits and, starting in 2015, service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. This technique calculates bond portfolios that produce adequate cash flows to pay the plans’ projected yearly benefits and then selects the portfolio with the highest yield and uses that yield as the recommended discount rate.

52	SNAP-ON INCORPORATED

The selection of the 4.7% weighted-average discount rate for Snap-on’s domestic pension plans as of 2015 year end represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 bps would have increased Snap-on’s 2015 domestic pension expense and projected benefit obligation by approximately $6.1 million and $59.2 million, respectively. As of 2015 year end, Snap-on’s domestic projected benefit obligation comprised approximately 83% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 3.7% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 bps would have increased Snap-on’s 2015 foreign pension expense and projected benefit obligation by approximately $1.7 million and $20.7 million, respectively.

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

Outlook

Snap-on expects to make continued progress in 2016 along its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, Snap-on expects that capital expenditures in 2016 will be in a range of $80 million to $90 million. Snap-on also anticipates that its full year 2016 effective income tax rate will be comparable to its 2015 full year rate.

2015 ANNUAL REPORT	53

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of 2015 and 2014 year end was $0.6 million and $1.2 million, respectively, on interest rate-sensitive financial instruments, and $0.5 million and $0.4 million, respectively, on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

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

54	SNAP-ON INCORPORATED

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

Snap-on believes its ability to sell product is also dependent on the number of vehicles on the road, the number of miles driven and the general aging of vehicles. These factors affect the frequency, type and amount of service and repair performed on vehicles by technicians, and therefore affect the demand for the number of technicians, the prosperity of the technicians and, consequently, the demand technicians have for the company’s tools, other products and services, and the value technicians place on those products and services. The use of other methods of transportation, including more frequent use of public transportation, could result in a decrease in the use of privately operated vehicles. A decrease in the use of privately operated vehicles may lead to fewer repairs and less demand for the company’s products.

To the extent that commodity prices increase and the company does not have firm pricing agreements with its suppliers, the company may experience margin declines to the extent that it is not able to increase the selling prices of its products.

2015 ANNUAL REPORT	55

Item 8: Financial Statements and Supplementary Data

The financial statements and schedules are listed in Item 15(a) and are incorporated by reference into this Item 8.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 2, 2016. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of January 2, 2016, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended January 2, 2016, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, the company’s management believes that, as of January 2, 2016, our internal control over financial reporting was effective at a reasonable assurance level. The company’s internal control over financial reporting as of January 2, 2016, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

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

56	SNAP-ON INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Snap-on Incorporated:

We have audited the internal control over financial reporting of Snap-on Incorporated and subsidiaries (the “Company”) as of January 2, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended January 2, 2016, and our report dated February 11, 2016, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP Milwaukee, Wisconsin February 11, 2016

2015 ANNUAL REPORT	57

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Incorporated by reference to sections entitled “Item 1: Election of Directors,” “Corporate Governance Practices and Board Information” and “Other Information” in Snap-on’s 2016 Annual Meeting Proxy Statement, which is expected to be mailed to shareholders on or about March 11, 2016 (the “2016 Proxy Statement”).

The Section 16(a) filing compliance disclosure pursuant to Item 405 of Regulation S-K is contained in Snap-on’s 2016 Proxy Statement in the section entitled “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Information regarding Snap-on’s executive officers, including their ages, business experience (for at least the last five years) and titles as of January 2, 2016, is presented below:

Nicholas T. Pinchuk (69) – Chairman of the Board of Directors since 2009, President and Chief Executive Officer since December 2007 and President and Chief Operating Officer from April to December 2007. Senior Vice President and President – Worldwide Commercial & Industrial Group from 2002 to 2007. Prior to joining Snap-on, Mr. Pinchuk held various positions, including President of Global Refrigeration Operations and President of Asia Pacific Operations, at Carrier Corporation, a producer of air conditioning, heating and refrigeration systems, and a subsidiary of United Technologies Corporation. Mr. Pinchuk serves on the board of directors of Columbus McKinnon Corporation.

Aldo J. Pagliari (61) – Senior Vice President – Finance and Chief Financial Officer since 2010. President – Snap-on Equipment from 2007 to 2010, and Group Controller / Director of Finance – Commercial & Industrial Group from 2002 to 2007.

Anup R. Banerjee (65) – Senior Vice President, Human Resources and Chief Development Officer since August 2015. President, Commercial Group from 2011 to August 2015 and Vice President, Operations Process from 2007 to 2011.

Iain Boyd (53) – Vice President, Operations Development since August 2015. Vice President – Human Resources from 2007 to August 2015.

Constance R. Johnsen (58) – Vice President and Controller since 2003.

Thomas L. Kassouf (63) – Senior Vice President and President – Snap-on Tools Group since 2010. Senior Vice President and President – Commercial Division from 2007 to 2010.

Jeanne M. Moreno (61) – Vice President and Chief Information Officer since 2005.

Irwin M. Shur (57) – Vice President, General Counsel and Secretary since 2008.

Thomas J. Ward (63) – Senior Vice President and President – Repair Systems & Information Group since 2010. Senior Vice President and President – Snap-on Tools Group from 2007 to 2010.

There is no family relationship among the executive officers and there has been no involvement in legal proceedings during the past ten years that would be material to the evaluation of the ability or integrity of any of the executive officers. Executive officers may either be elected by the Board or may be appointed by the Chief Executive Officer at the regular meeting of the Board that follows the Annual Shareholders’ Meeting, which is ordinarily held in April each year, or at such other times as new positions are created or vacancies must be filled.

58	SNAP-ON INCORPORATED

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

Item 11: Executive Compensation

The information required by Item 11 is contained in Snap-on’s 2016 Proxy Statement in the sections entitled “Executive Compensation,” “Board Compensation,” “Compensation Committee Report,” and “Other Information” and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about Snap-on’s equity compensation plans at 2015 year end:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,141,106 (1)	$ 90.81 (2)	5,995,188 (3)
Equity compensation plans not approved by security holders	61,006 (4)	Not Applicable	– (5)

Total	3,202,112	$ 90.81 (2)	5,995,188 (5)

(1)

Includes (i) options to acquire 779,225 shares granted under the 2001 Incentive Stock and Awards Plan (the “2001 Plan”); (ii) options and stock appreciation rights to acquire 2,300,541 shares granted under the 2011 Incentive Stock and Awards Plan (the “2011 Plan,” and collectively with the 2001 Plan, the “Incentive Plans”); and (iii) 61,340 shares represented by deferred share units under the Directors’ Fee Plan. Excludes 63,886 shares issuable in connection with the vesting of restricted stock units and restricted stock under the 2001 Plan, and 382,663 shares issuable in connection with the vesting of performance share awards, restricted stock units and restricted stock under the 2011 Plan. Also excludes shares of common stock that may be issuable under the employee and franchisee stock purchase plans.

(2)

Reflects only the weighted-average exercise price of outstanding stock options and stock appreciation rights granted under the Incentive Plans and does not include shares represented by deferred share units under the Directors’ Fee Plan and shares issuable in connection with the vesting of restricted stock units or performance units under the Incentive Plans for which there are no exercise prices. Also excludes shares of common stock that may be issuable under the employee and franchisee stock purchase plans.

(3)

Includes (i) 5,031,957 shares reserved for issuance under the 2011 Plan; (ii) 155,512 shares reserved for issuance under the Directors’ Fee Plan; and (iii) 807,719 shares reserved for issuance under the employee stock purchase plan. No further awards may be granted under the 2001 Plan.

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

2015 ANNUAL REPORT	59

The additional information required by Item 12 is contained in Snap-on’s 2016 Proxy Statement in the sections entitled “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” and “Other Information,” and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the sections entitled “Corporate Governance Practices and Board Information – Board Information” and “Other Information – Transactions with the Company” in Snap-on’s 2016 Proxy Statement.

Item 14: Principal Accounting Fees and Services

Incorporated by reference to the section entitled “Deloitte & Touche LLP Fee Disclosure” in Snap-on’s 2016 Proxy Statement.

PART IV

Item 15: Exhibits, Financial Statement Schedules

Item 15(a): Documents Filed as Part of This Report:

1. List of Financial Statements

Unless otherwise indicated, references to “fiscal 2015” or “2015” refer to the fiscal year ended January 2, 2016; references to “fiscal 2014” or “2014” refer to the fiscal year ended January 3, 2015; and references to “fiscal 2013” or “2013” refer to the fiscal year ended December 28, 2013. References to 2015, 2014 and 2013 year end refer to January 2, 2016, January 3, 2015, and December 28, 2013, respectively.

The following consolidated financial statements of Snap-on and the Report of Independent Registered Public Accounting Firm thereon, are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Earnings for the 2015, 2014 and 2013 fiscal years.

•	Consolidated Statements of Comprehensive Income for the 2015, 2014 and 2013 fiscal years.

•	Consolidated Balance Sheets as of 2015 and 2014 year end.

•	Consolidated Statements of Equity for the 2015, 2014 and 2013 fiscal years.

•	Consolidated Statements of Cash Flows for the 2015, 2014 and 2013 fiscal years.

•	Notes to Consolidated Financial Statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Snap-on Incorporated:

We have audited the accompanying consolidated balance sheets of Snap-on Incorporated and subsidiaries (the “Company”) as of January 2, 2016, and January 3, 2015, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended January 2, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Snap-on Incorporated and subsidiaries as of January 2, 2016, and January 3, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP Milwaukee, Wisconsin February 11, 2016

2015 ANNUAL REPORT	61

Consolidated Statements of Earnings

(Amounts in millions, except per share data)	2015	2014	2013
Net sales	$3,352.8	$3,277.7	$3,056.5
Cost of goods sold	(1,704.5)	(1,693.4)	(1,583.6)

Gross profit	1,648.3	1,584.3	1,472.9
Operating expenses	(1,053.7)	(1,048.7)	(1,012.4)

Operating earnings before financial services	594.6	535.6	460.5

Financial services revenue	240.3	214.9	181.0
Financial services expenses	(70.1)	(65.8)	(55.3)

Operating earnings from financial services	170.2	149.1	125.7

Operating earnings	764.8	684.7	586.2
Interest expense	(51.9)	(52.9)	(56.1)
Other income (expense) – net	(2.4)	(0.9)	(3.9)

Earnings before income taxes and equity earnings	710.5	630.9	526.2
Income tax expense	(221.2)	(199.5)	(166.7)

Earnings before equity earnings	489.3	431.4	359.5
Equity earnings, net of tax	1.3	0.7	0.2

Net earnings	490.6	432.1	359.7
Net earnings attributable to noncontrolling interests	(11.9)	(10.2)	(9.4)

Net earnings attributable to Snap-on Incorporated	$478.7	$421.9	$350.3

Net earnings per share attributable to Snap-on Incorporated:
Basic	$8.24	$7.26	$6.02
Diluted	8.10	7.14	5.93

Weighted-average shares outstanding:
Basic	58.1	58.1	58.2
Effect of dilutive securities	1.0	1.0	0.9

Diluted	59.1	59.1	59.1

See Notes to Consolidated Financial Statements.

62	SNAP-ON INCORPORATED

Consolidated Statements of Comprehensive Income

(Amounts in millions)	2015	2014	2013
Comprehensive income (loss):
Net earnings	$490.6	$432.1	$359.7
Other comprehensive income (loss):
Foreign currency translation*	(110.8)	(128.8)	(8.6)

Unrealized cash flow hedges, net of tax:
Reclassification of cash flow hedges to net earnings	(0.3)	(0.3)	(0.4)

Defined benefit pension and postretirement plans:
Net prior service costs and credits and unrecognized gain (loss)	(48.3)	(136.1)	100.2
Income tax benefit (expense)	19.4	47.9	(37.3)

Net of tax	(28.9)	(88.2)	62.9

Amortization of net prior service costs and credits and unrecognized loss included in net periodic benefit cost	38.0	22.0	40.7
Income tax benefit	(14.0)	(8.1)	(15.2)

Net of tax	24.0	13.9	25.5

Total comprehensive income	374.6	228.7	439.1

Comprehensive income attributable to noncontrolling interests	(11.9)	(10.2)	(9.4)

Comprehensive income attributable to Snap-on Incorporated	$362.7	$218.5	$429.7

* There is no reclassification adjustment as there was no sale or liquidation of any foreign entity during any period presented.

See Notes to Consolidated Financial Statements.

2015 ANNUAL REPORT	63

Consolidated Balance Sheets

	Fiscal Year End
(Amounts in millions, except share data)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$92.8	$132.9
Trade and other accounts receivable – net	562.5	550.8
Finance receivables – net	447.3	402.4
Contract receivables – net	82.1	74.5
Inventories – net	497.8	475.5
Deferred income tax assets	109.9	101.0
Prepaid expenses and other assets	106.3	121.5

Total current assets	1,898.7	1,858.6
Property and equipment – net	413.5	404.5
Deferred income tax assets	106.3	93.2
Long-term finance receivables – net	772.7	650.5
Long-term contract receivables – net	266.6	242.0
Goodwill	790.1	810.7
Other intangibles – net	195.0	203.3
Other assets	44.0	47.3

Total assets	$4,486.9	$4,310.1

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$18.4	$56.6
Accounts payable	148.3	145.0
Accrued benefits	52.1	53.8
Accrued compensation	91.0	99.2
Franchisee deposits	64.4	65.8
Other accrued liabilities	296.3	298.3

Total current liabilities	670.5	718.7
Long-term debt	861.7	862.7
Deferred income tax liabilities	169.8	159.2
Retiree health care benefits	37.9	42.5
Pension liabilities	227.8	217.9
Other long-term liabilities	88.5	83.8

Total liabilities	2,056.2	2,084.8

Commitments and contingencies (Note 15)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,392,545 and 67,383,127 shares, respectively)	67.4	67.4
Additional paid-in capital	296.3	254.7
Retained earnings	2,986.9	2,637.2
Accumulated other comprehensive loss	(364.2)	(248.2)
Treasury stock at cost (9,306,499 and 9,269,680 shares, respectively)	(573.7)	(503.3)

Total shareholders’ equity attributable to Snap-on Incorporated	2,412.7	2,207.8
Noncontrolling interests	18.0	17.5

Total equity	2,430.7	2,225.3

Total liabilities and equity	$4,486.9	$4,310.1

See Notes to Consolidated Financial Statements.

64	SNAP-ON INCORPORATED

Consolidated Statements of Equity

	Shareholders’ Equity Attributable to Snap-on Incorporated
(Amounts in millions, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at December 29, 2012	$67.4	$204.6	$2,067.0	$(124.2)	$(412.7)	$16.9	$1,819.0
Net earnings for 2013	–	–	350.3	–	–	9.4	359.7
Other comprehensive income	–	–	–	79.4	–	–	79.4
Cash dividends – $1.58 per share	–	–	(92.0)	–	–	–	(92.0)
Dividend reinvestment plan and other	–	–	(1.2)	–	–	(9.1)	(10.3)
Stock compensation plans	–	10.7	–	–	36.7	–	47.4
Share repurchases – 926,000 shares	–	–	–	–	(82.6)	–	(82.6)
Tax benefit from certain stock options	–	9.8	–	–	–	–	9.8

Balance at December 28, 2013	67.4	225.1	2,324.1	(44.8)	(458.6)	17.2	2,130.4
Net earnings for 2014	–	–	421.9	–	–	10.2	432.1
Other comprehensive loss	–	–	–	(203.4)	–	–	(203.4)
Cash dividends – $1.85 per share	–	–	(107.6)	–	–	–	(107.6)
Dividend reinvestment plan and other	–	–	(1.2)	–	–	(9.9)	(11.1)
Stock compensation plans	–	15.7	–	–	34.6	–	50.3
Share repurchases – 680,000 shares	–	–	–	–	(79.3)	–	(79.3)
Tax benefit from certain stock options	–	13.9	–	–	–	–	13.9

Balance at January 3, 2015	67.4	254.7	2,637.2	(248.2)	(503.3)	17.5	2,225.3
Net earnings for 2015	–	–	478.7	–	–	11.9	490.6
Other comprehensive loss	–	–	–	(116.0)	–	–	(116.0)
Cash dividends – $2.20 per share	–	–	(127.9)	–	–	–	(127.9)
Dividend reinvestment plan and other	–	–	(1.1)	–	–	(11.4)	(12.5)
Stock compensation plans	–	23.3	–	–	40.0	–	63.3
Share repurchases – 723,000 shares	–	–	–	–	(110.4)	–	(110.4)
Tax benefit from certain stock options	–	18.3	–	–	–	–	18.3

Balance at January 2, 2016	$67.4	$296.3	$2,986.9	$(364.2)	$(573.7)	$18.0	$2,430.7

See Notes to Consolidated Financial Statements.

2015 ANNUAL REPORT	65

Consolidated Statements of Cash Flows

(Amounts in millions)	2015	2014	2013
Operating activities:
Net earnings	$490.6	$432.1	$359.7
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	57.8	54.8	51.2
Amortization of other intangibles	24.7	24.7	25.5
Provision for losses on finance receivables	31.6	27.4	20.4
Provision for losses on non-finance receivables	13.6	14.3	10.4
Stock-based compensation expense	39.8	38.1	38.5
Excess tax benefits from stock-based compensation	(18.3)	(13.9)	(9.8)
Deferred income tax provision (benefit)	(5.1)	3.2	9.5
Loss (gain) on sales of assets	(2.1)	0.4	–
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in trade and other accounts receivable	(44.7)	(57.4)	(42.0)
Increase in contract receivables	(34.6)	(37.5)	(33.7)
Increase in inventories	(43.3)	(61.1)	(32.0)
Increase in prepaid and other assets	(28.2)	(50.9)	(10.3)
Increase (decrease) in accounts payable	4.7	(7.0)	8.4
Increase (decrease) in accruals and other liabilities	10.0	30.7	(3.2)

Net cash provided by operating activities	496.5	397.9	392.6

Investing activities:
Additions to finance receivables	(844.2)	(746.2)	(651.3)
Collections of finance receivables	624.8	591.4	508.8
Capital expenditures	(80.4)	(80.6)	(70.6)
Acquisitions of businesses	(11.8)	(41.3)	(38.2)
Disposals of property and equipment	3.5	0.8	8.4
Other	1.7	2.7	(7.5)

Net cash used by investing activities	(306.4)	(273.2)	(250.4)

Financing activities:
Repayment of long-term debt	–	(100.0)	–
Proceeds from notes payable	7.1	4.9	3.3
Repayments of notes payable	(6.3)	(1.6)	(2.4)
Net increase (decrease) in other short-term borrowings	(34.8)	41.7	8.1
Cash dividends paid	(127.9)	(107.6)	(92.0)
Purchases of treasury stock	(110.4)	(79.3)	(82.6)
Proceeds from stock purchase and option plans	41.6	33.0	29.2
Excess tax benefits from stock-based compensation	18.3	13.9	9.8
Other	(13.6)	(11.9)	(11.2)

Net cash used by financing activities	(226.0)	(206.9)	(137.8)

Effect of exchange rate changes on cash and cash equivalents	(4.2)	(2.5)	(1.3)

Increase (decrease) in cash and cash equivalents	(40.1)	(84.7)	3.1
Cash and cash equivalents at beginning of year	132.9	217.6	214.5

Cash and cash equivalents at end of year	$92.8	$132.9	$217.6

Supplemental cash flow disclosures:
Cash paid for interest	$(50.8)	$(52.8)	$(55.5)
Net cash paid for income taxes	(191.9)	(191.2)	(162.9)

See Notes to Consolidated Financial Statements.

66	SNAP-ON INCORPORATED

Notes to Consolidated Financial Statements

Note 1: Summary of Accounting Policies

Principles of consolidation and presentation: The Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly-owned and majority-owned subsidiaries (collectively, “Snap-on” or “the company”).

Snap-on accounts for investments in unconsolidated affiliates where Snap-on has a greater than 20% but less than 50% ownership interest under the equity method of accounting. Investments in unconsolidated affiliates was $13.3 million as of both year-end 2015 and 2014, and are included in “Other assets” on the accompanying Consolidated Balance Sheets. No equity investment dividends were received in any period presented. In the normal course of business, the company may purchase products or services from unconsolidated affiliates; purchases from unconsolidated affiliates were $13.4 million, $15.6 million and $16.0 million in 2015, 2014 and 2013, respectively. The Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated.

Fiscal year accounting period: Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. The 2015 fiscal year ended on January 2, 2016 (“2015”) and contained 52 weeks of operating results. The 2014 fiscal year ended on January 3, 2015 (“2014”) and contained 53 weeks of operating results, with the extra week occurring in the fourth quarter; the impact of the additional week of operations was not material to Snap-on’s 2014 net sales or net earnings. The 2013 fiscal year ended on December 28, 2013 (“2013”) and contained 52 weeks of operating results.

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

2015 ANNUAL REPORT	67

Notes to Consolidated Financial Statements (continued)

Franchise fee revenue, including nominal, non-refundable initial fees, is recognized upon the granting of a franchise, which is when the company has performed substantially all initial services required by the franchise agreement. Franchise fee revenue also includes ongoing monthly fees (primarily for sales and business training as well as marketing and product promotion programs) that are recognized as the fees are earned. Franchise fee revenue totaled $12.7 million, $12.1 million and $11.9 million in 2015, 2014 and 2013, respectively.

Financial services revenue: Snap-on also generates revenue from various financing programs that include: (i) installment sales and lease contracts arising from franchisees’ customers and Snap-on’s industrial and other customers for the purchase or lease of tools and diagnostic and equipment products on an extended-term payment plan; and (ii) business loans and vehicle leases to franchisees. These financing programs are offered through Snap-on’s wholly owned finance subsidiaries. Financial services revenue consists primarily of interest income on finance and contract receivables and is recognized over the life of the underlying contracts, with interest computed primarily on the average daily balances of the underlying contracts.

The decision to finance through Snap-on or another financing entity is solely at the election of the customer. When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay including customers’ financial condition, collateral, debt-servicing ability, past payment experience, credit bureau information and proprietary credit models. For finance and contract receivables, Snap-on assesses these factors through the use of credit quality indicators consisting primarily of customer credit risk scores combined with internal credit risk grades, collection experience and other internal metrics.

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

Research and engineering: Snap-on incurred research and engineering costs of $49.3 million, $52.4 million and $48.4 million in 2015, 2014 and 2013, respectively. Research and engineering costs are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

Internally developed software: Costs incurred in the development of software that will ultimately be sold are capitalized from the time technological feasibility has been attained and capitalization ceases when the related product is ready for general release. During 2015, 2014 and 2013, Snap-on capitalized $14.9 million, $19.0 million and $19.0 million, respectively, of such costs. Amortization of capitalized software development costs, which is included in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings, was $14.0 million in 2015, $13.6 million in 2014 and $14.9 million in 2013. Unamortized capitalized software development costs of $50.4 million as of 2015 year end and $50.2 million as of 2014 year end are included in “Other intangibles – net” on the accompanying Consolidated Balance Sheets.

Internal-use software: Costs that are incurred in creating software solutions and enhancements to those solutions are capitalized only during the application development stage of the project.

Shipping and handling: Amounts billed to customers for shipping and handling are included as a component of sales. Costs incurred by Snap-on for shipping and handling are included as a component of cost of goods sold when the costs relate to manufacturing activities. In 2015, 2014 and 2013, Snap-on incurred shipping and handling charges of $39.0 million, $40.3 million and $37.9 million, respectively, that were recorded in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings. Shipping and handling costs incurred in conjunction with selling or distribution activities are included as a component of operating expenses. Shipping and handling charges were $78.5 million in both 2015 and 2014, and $72.7 million in 2013; these charges were recorded in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

68	SNAP-ON INCORPORATED

Advertising and promotion: Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. For 2015, 2014 and 2013, advertising and promotion expenses totaled $54.9 million, $51.4 million and $49.9 million, respectively. Advertising and promotion costs are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

Warranties: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. See Note 15 for information on warranties.

Foreign currency: The financial statements of Snap-on’s foreign subsidiaries are translated into U.S. dollars. Assets and liabilities of foreign subsidiaries are translated at current rates of exchange, and income and expense items are translated at the average exchange rates for the period. The resulting translation adjustments are recorded directly into “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets. Foreign exchange transactions, net of foreign currency hedges, resulted in pretax losses of $2.7 million, $1.5 million and $4.4 million in 2015, 2014 and 2013, respectively. Foreign exchange transaction gains and losses are reported in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings.

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

Per share data: Basic earnings per share calculations were computed by dividing net earnings attributable to Snap-on Incorporated by the corresponding weighted-average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options and stock-settled stock appreciation rights (“SARs”) to purchase common shares is calculated using the treasury stock method. As of January 2, 2016, there were 1,600 awards outstanding that were anti-dilutive; as of January 3, 2015, and December 28, 2013, there were no outstanding awards that were anti-dilutive. Performance-based equity awards do not affect the diluted earnings per share calculation until it is determined that the applicable performance metrics have been met. Snap-on had dilutive securities totaling 1,016,969 shares, 921,050 shares and 881,381 shares, as of the end of 2015, 2014 and 2013, respectively. See Note 13 for further information on equity awards.

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

2015 ANNUAL REPORT	69

Notes to Consolidated Financial Statements (continued)

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

Cash equivalents: Snap-on considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of 2015 year end; as of 2014 year end, cash equivalents of $2.5 million primarily consisted of money market funds. Cash equivalents are stated at cost, which approximates market value, and are considered to be Level 1 in the fair value hierarchy.

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

70	SNAP-ON INCORPORATED

Snap-on does not believe that its trade accounts, finance or contract receivables represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. See Note 3 for further information on receivables and allowances for doubtful accounts.

Other accrued liabilities: Supplemental balance sheet information for “Other accrued liabilities” as of 2015 and 2014 year end is as follows:

(Amounts in millions)	2015	2014
Income taxes	$28.5	$15.2
Accrued restructuring	4.1	6.5
Accrued warranty	16.4	17.3
Deferred subscription revenue	40.7	34.1
Accrued property, payroll and other taxes	39.7	41.8
Accrued selling and promotion expense	23.3	24.5
Other	143.6	158.9

Total other accrued liabilities	$296.3	$298.3

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

Goodwill and other intangible assets: Goodwill and other indefinite-lived assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Annual impairment tests are performed by the company in the second quarter of each year using information available as of fiscal April month end. Snap-on evaluates the existence of goodwill and indefinite-lived intangible asset impairment on the basis of whether the assets are fully recoverable from projected, discounted cash flows of the related reportable unit or asset. Intangible assets with finite lives are amortized over their estimated useful lives using straight-line and accelerated methods depending on the nature of the particular asset. See Note 6 for further information on goodwill and other intangible assets.

2015 ANNUAL REPORT	71

Notes to Consolidated Financial Statements (continued)

New accounting standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes by requiring that all deferred tax liabilities and assets be classified as long term on the balance sheet. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods; the ASU allows for early adoption as of the beginning of an interim or annual reporting period. The company is currently assessing the impact that this standard will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.

In August 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year; early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The ASU will become effective for Snap-on at the beginning of its 2018 fiscal year. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the standard. The company is currently assessing the impact that this standard will have on its consolidated financial statements.

Note 2: Acquisitions

On July 27, 2015, Snap-on acquired the assets of Ecotechnics S.p.A. (“Ecotechnics”) for a cash purchase price of $11.8 million, which reflects the finalization of a working capital adjustment completed in the fourth quarter of 2015. Ecotechnics designs and manufactures vehicle air conditioning service equipment for original equipment manufacturer (“OEM”) dealerships and the automotive aftermarket worldwide. The acquisition of the Ecotechnics product line complemented and increased Snap-on’s existing equipment product offering for OEM dealerships and independent automotive repair shops, broadened its established capabilities in serving vehicle repair facilities, and expanded the company’s presence with repair shop owners and managers.

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

For segment reporting purposes, the results of operations and assets of Ecotechnics, Pro-Cut and Challenger have been included in the Repair Systems & Information Group since the respective acquisition dates. Pro forma financial information has not been presented as the net effects of these acquisitions, both individually and collectively, were neither significant nor material to Snap-on’s results of operations or financial position.

72	SNAP-ON INCORPORATED

Note 3: Receivables

Trade and Other Accounts Receivable

Snap-on’s trade and other accounts receivable primarily arise from the sale of tools and diagnostic and equipment products to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel on a non-extended-term basis with payment terms generally ranging from 30 to 120 days.

The components of Snap-on’s trade and other accounts receivable as of 2015 and 2014 year end are as follows:

(Amounts in millions)	2015	2014
Trade and other accounts receivable	$579.2	$567.0
Allowances for doubtful accounts	(16.7)	(16.2)

Total trade and other accounts receivable – net	$562.5	$550.8

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

The components of Snap-on’s current finance and contract receivables as of 2015 and 2014 year end are as follows:

(Amounts in millions)	2015	2014
Finance receivables, net of unearned finance charges of $16.9 million and $15.6 million, respectively	$460.7	$414.6
Contract receivables, net of unearned finance charges of $15.1 million and $13.9 million, respectively	83.5	75.5

Total	544.2	490.1

Allowances for doubtful accounts:
Finance receivables	(13.4)	(12.2)
Contract receivables	(1.4)	(1.0)

Total	(14.8)	(13.2)

Total current finance and contract receivables – net	$529.4	$476.9

Finance receivables – net	$447.3	$402.4
Contract receivables – net	82.1	74.5

Total current finance and contract receivables – net	$529.4	$476.9

2015 ANNUAL REPORT	73

Notes to Consolidated Financial Statements (continued)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of 2015 and 2014 year end are as follows:

(Amounts in millions)	2015	2014
Finance receivables, net of unearned finance charges of $10.9 million and $9.9 million, respectively	$797.5	$671.0
Contract receivables, net of unearned finance charges of $21.1 million and $19.4 million, respectively	269.6	244.5

Total	1,067.1	915.5

Allowances for doubtful accounts:
Finance receivables	(24.8)	(20.5)
Contract receivables	(3.0)	(2.5)

Total	(27.8)	(23.0)

Total long-term finance and contract receivables – net	$1,039.3	$892.5

Finance receivables – net	$772.7	$650.5
Contract receivables – net	266.6	242.0

Total long-term finance and contract receivables – net	$1,039.3	$892.5

Long-term finance and contract receivables installments, net of unearned finance charges, as of 2015 and 2014 year end are scheduled as follows:

	2015		2014
(Amounts in millions) Due in Months:	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
13 – 24	$361.0	$65.1	$320.2	$58.7
25 – 36	252.8	56.6	212.0	50.1
37 – 48	137.8	46.5	106.2	41.7
49 – 60	45.9	35.0	32.6	31.6
Thereafter	–	66.4	–	62.4

Total	$797.5	$269.6	$671.0	$244.5

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

The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the applicable agreement. Impaired receivables are covered by the company’s finance and contract allowances for doubtful accounts reserves and are charged-off against the reserves when appropriate. As of 2015 and 2014 year end, there were $18.2 million and $15.5 million, respectively, of impaired finance receivables, and there were $1.7 million and $1.5 million, respectively, of impaired contract receivables.

74	SNAP-ON INCORPORATED

It is the general practice of Snap-on’s financial services business to not engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain impaired receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of 2015 and 2014 year end were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

The aging of finance and contract receivables as of 2015 and 2014 year end is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
2015 year end:
Finance receivables	$12.1	$7.6	$11.9	$31.6	$1,226.6	$1,258.2	$9.1
Contract receivables	1.3	0.7	1.3	3.3	349.8	353.1	0.3

2014 year end:
Finance receivables	$9.8	$6.7	$10.4	$26.9	$1,058.7	$1,085.6	$7.7
Contract receivables	0.9	0.7	1.1	2.7	317.3	320.0	0.1

The amount of performing and nonperforming finance and contract receivables based on payment activity as of 2015 and 2014 year end is as follows:

	2015		2014
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$1,240.0	$351.4	$1,070.1	$318.5
Nonperforming	18.2	1.7	15.5	1.5

Total	$1,258.2	$353.1	$1,085.6	$320.0

The amount of finance and contract receivables on nonaccrual status as of 2015 and 2014 year end is as follows:

(Amounts in millions)	2015	2014
Finance receivables	$9.3	$7.9
Contract receivables	1.5	1.5

The following is a rollforward of the allowances for credit losses for finance and contract receivables for 2015 and 2014:

	2015		2014
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for credit losses:
Beginning of year	$32.7	$3.5	$27.8	$3.3
Provision for bad debt expense	31.6	2.5	27.4	1.9
Charge-offs	(31.7)	(1.9)	(27.5)	(2.0)
Recoveries	5.9	0.4	5.1	0.4
Currency translation	(0.3)	(0.1)	(0.1)	(0.1)

End of year	$38.2	$4.4	$32.7	$3.5

2015 ANNUAL REPORT	75

Notes to Consolidated Financial Statements (continued)

The following is a rollforward of the combined allowances for doubtful accounts related to trade and other accounts receivable, as well as finance and contract receivables, for 2015, 2014 and 2013:

	Balance at Beginning of Year			Balance at End of Year
(Amounts in millions)		Expenses	Deductions (1)
Allowances for doubtful accounts:
2015	$52.4	$45.1	$(38.2)	$59.3
2014	46.0	41.7	(35.3)	52.4
2013	48.7	30.7	(33.4)	46.0

(1)	Represents write-offs of bad debts, net of recoveries, and the net impact of currency translation.

Note 4: Inventories

Inventories by major classification as of 2015 and 2014 year end are as follows:

(Amounts in millions)	2015	2014
Finished goods	$437.9	$415.3
Work in progress	42.9	45.3
Raw materials	90.3	87.5

Total FIFO value	571.1	548.1
Excess of current cost over LIFO cost	(73.3)	(72.6)

Total inventories – net	$497.8	$475.5

Inventories accounted for using the FIFO method as of 2015 and 2014 year end approximated 57% and 58%, respectively, of total inventories. The company accounts for its non-U.S. inventory on the FIFO method. As of 2015 year end, approximately 31% of the company’s U.S. inventory was accounted for using the FIFO method and 69% was accounted for using the LIFO method. There were no LIFO inventory liquidations in 2015, 2014 or 2013.

Note 5: Property and Equipment

Property and equipment (which are carried at cost) as of 2015 and 2014 year end are as follows:

(Amounts in millions)	2015	2014
Land	$19.7	$18.3
Buildings and improvements	297.9	294.0
Machinery, equipment and computer software	780.3	750.8

Property and equipment – gross	1,097.9	1,063.1
Accumulated depreciation and amortization	(684.4)	(658.6)

Property and equipment – net	$413.5	$404.5

The estimated service lives of property and equipment are principally as follows:

Buildings and improvements	3 to 50 years
Machinery, equipment and computer software	2 to 15 years

76	SNAP-ON INCORPORATED

The cost and accumulated depreciation of property and equipment under capital leases as of 2015 and 2014 year end are as follows:

(Amounts in millions)	2015	2014
Buildings and improvements	$20.1	$20.2
Accumulated depreciation	(11.0)	(9.7)

Net book value	$9.1	$10.5

Depreciation expense was $57.8 million, $54.8 million and $51.2 million in 2015, 2014 and 2013, respectively.

Note 6: Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for 2015 and 2014 are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of 2013 year end	$312.5	$12.5	$513.8	$838.8
Currency translation	(36.6)	–	(4.7)	(41.3)
Acquisition	–	–	13.2	13.2

Balance as of 2014 year end	$275.9	$12.5	$522.3	$810.7
Currency translation	(22.8)	–	(4.0)	(26.8)
Acquisition	–	–	6.2	6.2

Balance as of 2015 year end	$253.1	$12.5	$524.5	$790.1

Goodwill of $790.1 million as of 2015 year end includes $6.2 million of goodwill (non-tax-deductible) from the 2015 acquisition of Ecotechnics. See Note 2 for additional information on acquisitions.

Additional disclosures related to other intangible assets as of 2015 and 2014 year end are as follows:

	2015		2014
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$146.2	$(79.7)	$147.1	$(71.2)
Developed technology	18.9	(18.9)	19.2	(19.2)
Internally developed software	156.0	(105.6)	142.2	(92.0)
Patents	30.1	(20.9)	29.3	(20.6)
Trademarks	2.6	(1.7)	2.5	(1.6)
Other	7.6	(1.9)	7.6	(1.6)

Total	361.4	(228.7)	347.9	(206.2)
Non-amortized trademarks	62.3	–	61.6	–

Total other intangible assets	$423.7	$(228.7)	$409.5	$(206.2)

The gross carrying value of non-amortized trademarks as of 2015 year end includes $2.2 million related to the Ecotechnics acquisition.

2015 ANNUAL REPORT	77

Notes to Consolidated Financial Statements (continued)

Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of 2015 year end, the company has no accumulated impairment losses.

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

The aggregate amortization expense was $24.7 million in both 2015 and 2014, and $25.5 million in 2013. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $22.0 million in 2016, $18.6 million in 2017, $15.5 million in 2018, $13.6 million in 2019, and $12.0 million in 2020.

Note 7: Exit and Disposal Activities

Snap-on did not record any costs for exit and disposal activities in 2015; Snap-on recorded $6.5 million of costs for exit and disposal activities in 2014. The 2014 exit and disposal costs, by operating segment, are as follows:

(Amounts in millions)	2014
Exit and disposal costs:
Cost of goods sold:
Commercial & Industrial Group	$1.0
Repair Systems & Information Group	4.7

Total cost of goods sold	5.7

Operating expenses:
Commercial & Industrial Group	0.4
Repair Systems & Information Group	0.4

Total operating expenses	0.8

Total exit and disposal costs:
Commercial & Industrial Group	1.4
Repair Systems & Information Group	5.1

Total exit and disposal costs	$6.5

78	SNAP-ON INCORPORATED

Costs associated with exit and disposal activities in 2014 primarily related to severance costs associated with headcount reduction and facility consolidation initiatives. All $6.5 million of exit and disposal costs incurred in 2014 qualified for accrual treatment.

Snap-on’s exit and disposal accrual activity for 2014 and 2015 is as follows:

(Amounts in millions)	Balance at 2013 Year End	Provision in 2014	Usage in 2014	Balance at 2014 Year End	Provision in 2015	Usage in 2015	Balance at 2015 Year End
Severance costs:
Commercial & Industrial Group	$1.5	$1.4	$(2.1)	$0.8	$–	$(0.5)	$0.3
Snap-on Tools Group	0.2	–	(0.2)	–	–	–	–
Repair Systems & Information Group	2.3	5.1	(1.7)	5.7	–	(1.9)	3.8

Total	$4.0	$6.5	$(4.0)	$6.5	$–	$(2.4)	$4.1

The exit and disposal accrual of $4.1 million as of 2015 year end is expected to be fully utilized in 2016.

Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 8: Income Taxes

The source of earnings before income taxes and equity earnings consisted of the following:

(Amounts in millions)	2015	2014	2013
United States	$578.4	$481.1	$406.7
Foreign	132.1	149.8	119.5

Total	$710.5	$630.9	$526.2

The provision (benefit) for income taxes consisted of the following:

(Amounts in millions)	2015	2014	2013
Current:
Federal	$165.8	$137.6	$115.5
Foreign	40.8	41.2	27.6
State	19.7	17.5	14.1

Total current	226.3	196.3	157.2

Deferred:
Federal	(8.7)	10.0	6.9
Foreign	3.9	(8.2)	2.0
State	(0.3)	1.4	0.6

Total deferred	(5.1)	3.2	9.5

Total income tax provision	$221.2	$199.5	$166.7

2015 ANNUAL REPORT	79

Notes to Consolidated Financial Statements (continued)

The following is a reconciliation of the statutory federal income tax rate to Snap-on’s effective tax rate:

	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	2.3	2.2	2.1
Noncontrolling interests	(0.6)	(0.5)	(0.6)
Repatriation of foreign earnings	(3.0)	(0.4)	–
Change in valuation allowance for deferred tax assets	0.1	(0.9)	0.7
Adjustments to tax accruals and reserves	0.8	0.5	(1.3)
Foreign rate differences	(1.9)	(2.2)	(1.7)
Domestic production activities deduction	(1.9)	(2.0)	(2.7)
Other	0.3	(0.1)	0.2

Effective tax rate	31.1%	31.6%	31.7%

Snap-on’s effective income tax rate on earnings attributable to Snap-on Incorporated was 31.7% in 2015, 32.1% in 2014, and 32.3% in 2013. The 2015 effective income tax rate includes tax benefits associated with distributions from certain non-U.S. subsidiaries, partially offset by a tax assessment in a foreign jurisdiction.

Temporary differences that give rise to the net deferred income tax asset (liability) as of 2015, 2014 and 2013 year end are as follows:

(Amounts in millions)	2015	2014	2013
Current deferred income tax assets (liabilities):
Inventories	$29.4	$29.2	$24.4
Accruals not currently deductible	71.1	72.7	63.2
Tax credit carryforward	10.2	–	–
Valuation allowance	(1.1)	(1.1)	(2.4)

Total current (included in deferred income tax assets and other accrued liabilities)	109.6	100.8	85.2

Long-term deferred income tax assets (liabilities):
Employee benefits	101.2	91.5	62.5
Net operating losses	44.4	53.5	59.9
Depreciation and amortization	(199.3)	(191.2)	(180.8)
Valuation allowance	(30.9)	(33.7)	(43.0)
Equity-based compensation	22.7	19.6	17.6
Other	(1.6)	(5.7)	(2.9)

Total long term	(63.5)	(66.0)	(86.7)

Net deferred income tax asset (liability)	$46.1	$34.8	$(1.5)

80	SNAP-ON INCORPORATED

As of 2015 year end, Snap-on had tax net operating loss carryforwards totaling $266.4 million as follows:

(Amounts in millions)	State	United States	Foreign	Total
Year of expiration:
2016 – 2020	$–	$–	$32.9	$32.9
2021 – 2025	0.3	–	20.5	20.8
2026 – 2030	–	–	20.3	20.3
2031 – 2035	136.5	–	10.2	146.7
Indefinite	–	–	45.7	45.7

Total net operating loss carryforwards	$136.8	$–	$129.6	$266.4

A valuation allowance totaling $32.0 million, $34.8 million and $45.4 million as of 2015, 2014 and 2013 year end, respectively, has been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period fluctuate.

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2015, 2014 and 2013:

(Amounts in millions)	2015	2014	2013
Unrecognized tax benefits at beginning of year	$6.4	$4.6	$6.8
Gross increases – tax positions in prior periods	1.7	2.1	1.5
Gross decreases – tax positions in prior periods	(0.5)	–	(1.6)
Gross increases – tax positions in the current period	0.5	1.8	0.5
Settlements with taxing authorities	–	(1.6)	(2.1)
Lapsing of statutes of limitations	(0.9)	(0.5)	(0.5)

Unrecognized tax benefits at end of year	$7.2	$6.4	$4.6

The unrecognized tax benefits of $7.2 million, $6.4 million and $4.6 million as of 2015, 2014 and 2013 year end, respectively, would impact the effective income tax rate if recognized.

Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During 2015 and 2014, the company reversed a net $0.1 million and $0.4 million, respectively, of interest and penalties to income associated with unrecognized tax benefits. As of 2015, 2014 and 2013 year end, the company has provided for $0.5 million, $0.5 million and $0.9 million, respectively, of accrued interest and penalties related to unrecognized tax benefits. The unrecognized tax benefits and related accrued interest and penalties are included in “Other long-term liabilities” on the accompanying Consolidated Balance Sheets.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease by a range of zero to $1.6 million. Over the next 12 months, Snap-on anticipates taking certain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase by a range of zero to $1.0 million over the next 12 months for uncertain tax positions expected to be taken in future tax filings.

With few exceptions, Snap-on is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years prior to 2010, and Snap-on is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2007.

2015 ANNUAL REPORT	81

Notes to Consolidated Financial Statements (continued)

The undistributed earnings of all non-U.S. subsidiaries totaled $624.1 million, $619.1 million and $556.0 million as of 2015, 2014 and 2013 year end, respectively. Snap-on has not provided any deferred taxes on these undistributed earnings as it considers the undistributed earnings to be permanently invested. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

Note 9: Short-term and Long-term Debt

Short-term and long-term debt as of 2015 and 2014 year end consisted of the following:

(Amounts in millions)	2015	2014
5.50% unsecured notes due 2017	$150.0	$150.0
4.25% unsecured notes due 2018	250.0	250.0
6.70% unsecured notes due 2019	200.0	200.0
6.125% unsecured notes due 2021	250.0	250.0
Other debt*	30.1	69.3

	880.1	919.3
Less: notes payable	(18.4)	(56.6)

Total long-term debt	$861.7	$862.7

*	Includes fair value adjustments related to interest rate swaps.

As of 2015 year end, notes payable totaled $18.4 million; there were no commercial paper borrowings outstanding as of 2015 year end. Notes payable of $56.6 million as of 2014 year end included $37.0 million of commercial paper borrowings and $19.6 million of other notes. There were no current maturities of long-term debt as of 2015 and 2014 year end.

The annual maturities of Snap-on’s long-term debt and notes payable over the next five years are $18.4 million in 2016, $150.0 million on January 15, 2017, $250.0 million in 2018, $200.0 million in 2019 and no maturities in 2020. As of 2015 year end, the $150 million of unsecured notes that mature on January 15, 2017, were included in “Long-term debt” on the accompanying Consolidated Balance Sheet as their scheduled maturity was in excess of one year of the 2015 year-end balance sheet date.

Average notes payable outstanding were $78.5 million in 2015 and $45.4 million in 2014. The weighted-average interest rate on notes payable was 4.36% in 2015 and 5.42% in 2014. As of 2015 and 2014 year end, the weighted-average interest rate on outstanding notes payable was 15.82% and 4.86%, respectively. The weighted-average interest rates in both years reflect local borrowings in emerging growth markets where interest rates are generally higher. The lower weighted-average interest rate of 4.86% on outstanding notes payable as of 2014 year end benefited from lower interest rates on commercial paper borrowings; no commercial paper was outstanding at 2015 year end.

On December 15, 2015, Snap-on amended and restated its $700 million multi-currency revolving credit facility that was set to terminate on September 27, 2018, by entering into a new five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of 2015 year end. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of 2015 year end, the company’s actual ratios of 0.23 and 0.95, respectively, were both within the permitted ranges set forth in this financial covenant.

82	SNAP-ON INCORPORATED

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

As of 2015 year end, Snap-on had $98.3 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $52.0 million in euros, $31.4 million in British pounds, $23.4 million in Swedish kronor, $12.9 million in Singapore dollars, $6.2 million in South Korean won, $5.5 million in Mexican pesos and $8.7 million in other currencies, and sell contracts comprised of $18.4 million in Canadian dollars, $9.7 million in Japanese yen, $4.2 million in Australian dollars and $9.5 million in other currencies. As of 2014 year end, Snap-on had $140.4 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $81.5 million in euros, $34.8 million in Australian dollars, $22.1 million in Swedish kronor, $16.3 million in British pounds, $10.1 million in Singapore dollars, $5.7 million in South Korean won, and $8.6 million in other currencies, and sell contracts comprised of $16.8 million in Canadian dollars, $10.9 million in Japanese yen and $11.0 million in other currencies.

Interest rate risk management: Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements (“interest rate swaps”).

2015 ANNUAL REPORT	83

Notes to Consolidated Financial Statements (continued)

Snap-on enters into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Consolidated Statements of Earnings. The effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100.0 million as of both 2015 and 2014 year end.

Snap-on enters into treasury lock agreements (“treasury locks”) from time to time to manage the potential change in interest rates in anticipation of issuing fixed rate debt. Treasury locks are accounted for as cash flow hedges. The effective differentials paid or received on treasury locks related to the anticipated issuance of fixed rate debt are recognized as adjustments to “Interest expense” on the accompanying Consolidated Statements of Earnings. There were no treasury locks outstanding as of 2015 or 2014 year end, and no treasury locks were settled in 2015 or 2014.

Stock-based deferred compensation risk management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of 2015 and 2014 year end, Snap-on had equity forwards in place intended to manage market risk with respect to 107,900 shares and 112,800 shares, respectively, of Snap-on common stock associated with its deferred compensation plans.

Fair value measurements: Snap-on has derivative assets and liabilities related to interest rate swaps, foreign currency forwards and equity forwards that are measured at Level 2 fair value on a recurring basis. The fair value of derivative instruments included within the Consolidated Balance Sheets as of 2015 and 2014 year end are as follows:

		2015		2014
(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$12.9	$–	$14.0	$–

Derivatives not designated as hedging instruments:
Foreign currency forwards	Prepaid expenses and other assets	$2.8	$–	$6.6	$–
Foreign currency forwards	Other accrued liabilities	–	5.9	–	14.7
Equity forwards	Prepaid expenses and other assets	18.5	–	15.4	–

Total		21.3	5.9	22.0	14.7

Total derivative instruments		$34.2	$5.9	$36.0	$14.7

As of 2015 and 2014 year end, the fair value adjustment to long-term debt related to the interest rate swaps was $12.9 million and $14.0 million, respectively.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Equity forwards are valued using a market approach based primarily on the company’s stock price at the reporting date. The company did not have any derivative assets or liabilities measured at Level 1 or Level 3, nor did it implement any changes in its valuation techniques as of and for its 2015 and 2014 years ended.

84	SNAP-ON INCORPORATED

The effect of derivative instruments designated as fair value hedges as included in the Consolidated Statements of Earnings is as follows:

	Statement of Earnings Presentation	Effective Portion of Gain Recognized in Income
(Amounts in millions)		2015	2014	2013
Derivatives designated as fair value hedges:
Interest rate swaps	Interest expense	$3.7	$4.0	$4.0

The effect of derivative instruments designated as cash flow hedges as included in Accumulated OCI on the Consolidated Balance Sheets and the Consolidated Statements of Earnings is as follows:

(Amounts in millions)	Effective Portion of Gain Recognized in Accumulated OCI			Statement of Earnings Presentation	Effective Portion of Gain Reclassified from Accumulated OCI into Income
	2015	2014	2013		2015	2014	2013
Derivatives designated as cash flow hedges:
Treasury locks	$–	$–	$–	Interest expense	$0.3	$0.3	$0.4

The effects of derivative instruments not designated as hedging instruments as included in the Consolidated Statements of Earnings are as follows:

	Statement of Earnings Presentation	Gain (Loss) Recognized in Income
(Amounts in millions)		2015	2014	2013
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other income (expense) – net	$(15.5)	$(19.3)	$1.9
Equity forwards	Operating expenses	4.7	3.6	3.3

Snap-on’s foreign currency forwards are typically not designated as hedges for financial reporting purposes. The fair value changes of foreign currency forwards not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. The $15.5 million derivative loss recognized in 2015 was partially offset by transaction gains on net exposures of $12.8 million, resulting in a net foreign exchange loss of $2.7 million. The $19.3 million derivative loss recognized in 2014 was partially offset by transaction gains on net exposures of $17.8 million, resulting in a net foreign exchange loss of $1.5 million. The $1.9 million derivative gain recognized in 2013 was more than offset by transaction losses on net exposures of $6.3 million, resulting in a net foreign exchange loss of $4.4 million. The resulting net foreign exchange losses are included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. See Note 16 for additional information on “Other income (expense) – net.”

Snap-on’s equity forwards are not designated as hedges for financial reporting purposes. Fair value changes of both the equity forwards and related stock-based (mark-to-market) deferred compensation liabilities are reported in “Operating expenses” on the accompanying Consolidated Statements of Earnings. The $4.7 million derivative gain recognized in 2015 was offset by $4.6 million of mark-to-market deferred compensation expense. The $3.6 million derivative gain recognized in 2014 was offset by $3.6 million of mark-to-market deferred compensation expense. The $3.3 million derivative gain recognized in 2013 was more than offset by $3.7 million of mark-to-market deferred compensation expense.

2015 ANNUAL REPORT	85

Notes to Consolidated Financial Statements (continued)

As of 2015 year end, the maximum maturity date of any fair value hedge was six years. During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $0.2 million after tax at the time the underlying hedge transactions are realized.

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

Fair value of financial instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements as of 2015 and 2014 year end are as follows:

	2015		2014
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,220.0	$1,381.9	$1,052.9	$1,198.4
Contract receivables – net	348.7	380.2	316.5	348.2
Long-term debt and notes payable	880.1	961.1	919.3	1,031.3

The following methods and assumptions were used in estimating the fair value of financial instruments:

•

Finance and contract receivables include both short-term and long-term receivables. The fair value estimates of finance and contract receivables are derived utilizing discounted cash flow analyses performed on groupings of receivables that are similar in terms of loan type and characteristics. The cash flow analyses consider recent pre-payment trends where applicable. The cash flows are discounted over the average life of the receivables using a current market discount rate of a similar term adjusted for credit quality. Significant inputs to the fair value measurements of the receivables are unobservable and, as such, are classified as Level 3.

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

86	SNAP-ON INCORPORATED

The status of Snap-on’s pension plans as of 2015 and 2014 year end is as follows:

(Amounts in millions)	2015	2014
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,325.9	$1,152.3
Service cost	20.0	18.0
Interest cost	53.2	57.3
Plan participant contributions	1.1	1.2
Benefits paid	(62.4)	(59.2)
Actuarial loss (gain)	(40.8)	177.9
Foreign currency impact	(17.6)	(21.6)

Benefit obligation at end of year	$1,279.4	$1,325.9

Change in plan assets:
Fair value of plan assets at beginning of year	$1,103.4	$1,015.4
Actual return (loss) on plan assets	(17.8)	112.9
Plan participant contributions	1.1	1.2
Employer contributions	39.2	44.8
Benefits paid	(62.4)	(59.2)
Foreign currency impact	(14.3)	(11.7)

Fair value of plan assets at end of year	$1,049.2	$1,103.4

Unfunded status at end of year	$(230.2)	$(222.5)

Amounts recognized in the Consolidated Balance Sheets as of 2015 and 2014 year end are as follows:

(Amounts in millions)	2015	2014
Other assets	$2.1	$–
Accrued benefits	(4.5)	(4.6)
Pension liabilities	(227.8)	(217.9)

Net liability	$(230.2)	$(222.5)

Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2015 and 2014 year end are as follows:

(Amounts in millions)	2015	2014
Net loss, net of tax of $141.4 million and $134.9 million, respectively	$(253.7)	$(247.4)
Prior service credit, net of tax of $1.7 million and $2.0 million, respectively	2.8	3.5

	$(250.9)	$(243.9)

The accumulated benefit obligation for Snap-on’s pension plans as of 2015 and 2014 year end was $1,231.2 million and $1,274.3 million, respectively.

2015 ANNUAL REPORT	87

Notes to Consolidated Financial Statements (continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for Snap-on’s pension plans in which the accumulated benefit obligation exceeds the fair value of plan assets as of 2015 and 2014 year end are as follows:

(Amounts in millions)	2015	2014
Projected benefit obligation	$1,128.4	$1,167.3
Accumulated benefit obligation	1,097.6	1,134.3
Fair value of plan assets	906.5	956.2
The components of net periodic benefit cost and changes recognized in “Other comprehensive income (loss)” (“OCI”) are as follows:
(Amounts in millions)	2015	2014	2013
Net periodic benefit cost:
Service cost	$20.0	$18.0	$20.3
Interest cost	53.2	57.3	51.4
Expected return on plan assets	(79.0)	(73.3)	(70.5)
Amortization of unrecognized loss	38.6	22.8	41.4
Amortization of prior service credit	(0.9)	(0.8)	(0.7)

Net periodic benefit cost	$31.9	$24.0	$41.9

Changes in benefit obligations recognized in OCI, net of tax:
Net loss (gain)	$6.3	$72.0	$(85.0)
Prior service cost	0.7	0.5	–

Total recognized in OCI	$7.0	$72.5	$(85.0)

Amounts in Accumulated OCI that are expected to be amortized as net expense into net periodic benefit cost during 2016 are as follows:
(Amounts in millions)	Amount
Amortization of unrecognized loss	$29.0
Amortization of prior service credit	(1.1)

Total to be recognized in net periodic benefit cost	$27.9

The worldwide weighted-average assumptions used to determine Snap-on’s full-year pension costs are as follows:
	2015	2014	2013
Discount rate	4.1%	5.1%	4.3%
Expected long-term rate of return on plan assets	7.4%	7.4%	7.6%
Rate of compensation increase	3.6%	3.6%	3.6%
The worldwide weighted-average assumptions used to determine Snap-on’s projected benefit obligation as of 2015 and 2014 year end are as follows:
	2015	2014
Discount rate	4.5%	4.1%
Rate of compensation increase	3.6%	3.6%

88	SNAP-ON INCORPORATED

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans. The domestic discount rate as of 2015 and 2014 year end was selected based on a cash flow matching methodology developed by the company’s outside actuaries and which incorporates a review of current economic conditions. This methodology matches the plans’ yearly projected cash flows for benefits and, starting in 2015, service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. This technique calculates bond portfolios that produce adequate cash flows to pay the plans’ projected yearly benefits and then selects the portfolio with the highest yield and uses that yield as the recommended discount rate.

The weighted-average discount rate for Snap-on’s domestic pension plans of 4.7% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 basis points (100 basis points (“bps”) equals 1.0 percent) would have increased Snap-on’s 2015 domestic pension expense and projected benefit obligation by approximately $6.1 million and $59.2 million, respectively. As of 2015 year end, Snap-on’s domestic projected benefit obligation comprised approximately 83% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 3.7% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 bps would have increased Snap-on’s 2015 foreign pension expense and projected benefit obligation by approximately $1.7 million and $20.7 million, respectively.

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

As a practical expedient, Snap-on uses the calendar year end as the measurement date for its plans. Snap-on funds its pension plans as required by governmental regulation and may consider discretionary contributions as conditions warrant. Snap-on intends to make contributions of $7.4 million to its foreign pension plans and $2.0 million to its domestic pension plans in 2016, as required by law. Depending on market and other conditions, Snap-on may make discretionary cash contributions to its pension plans in 2016.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2016	$70.4
2017	73.1
2018	74.9
2019	77.1
2020	78.7
2021 –2025	416.9

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

2015 ANNUAL REPORT	89

Notes to Consolidated Financial Statements (continued)

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

Snap-on’s domestic pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2015 and 2014 year end are as follows:

Asset category:	Target	2015	2014
Equity securities	50%	49%	48%
Debt securities and cash and cash equivalents	35%	39%	39%
Real estate and other real assets	5%	2%	3%
Hedge funds	10%	10%	10%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$892.3	$939.4

The fair value measurement hierarchy prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority (“Level 3”) to unobservable inputs. Fair value measurements primarily based on observable market information are given a “Level 2” priority.

Certain debt and equity securities are valued at quoted per share or unit market prices for which an official close or last trade pricing on an active exchange is available and are categorized as Level 1 in the fair value hierarchy. Commingled equity securities, corporate bonds and commingled multi-strategy funds are valued at the net asset value (“NAV”) per share or unit multiplied by the number of shares or units held as of the measurement date, as reported by the fund managers. The share or unit price is quoted on a private market and is based on the value of the underlying investment, which is primarily based on observable inputs; such investments are categorized as Level 2 in the fair value hierarchy. Insurance contracts are valued at the present value of the estimated future cash flows promised under the terms of the insurance contracts and are categorized as Level 2 in the fair value hierarchy. Private equity partnership funds, hedge funds, and real estate and other real assets, all of which have redemption restrictions, are stated at estimated fair value (based on the estimated fair market value of the underlying investments) as reported by the fund managers and are classified as Level 3 in the fair value hierarchy. The company regularly reviews fund performance directly with its investment advisor and the fund managers, and performs qualitative analysis to corroborate the reasonableness of the reported NAVs. For Level 3 funds for which the company did not receive a year-end NAV, the company recorded an estimate of the change in fair value for the latest period based on return estimates and other fund activity obtained from the fund managers.

90	SNAP-ON INCORPORATED

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s domestic pension plans’ assets as of 2015 year end:

(Amounts in millions)	Quoted Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset category:	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$21.3	$–	$–	$21.3
Equity securities:
Domestic	53.9	–	–	53.9
Foreign	61.7	–	–	61.7
Commingled funds – domestic	–	169.3	–	169.3
Commingled funds – foreign	–	110.0	–	110.0
Private equity partnerships	–	–	43.7	43.7
Debt securities:
Government	133.0	–	–	133.0
Corporate bonds	–	195.8	–	195.8
Real estate and other real assets	–	–	17.4	17.4
Hedge funds	–	–	86.2	86.2

Total	$269.9	$475.1	$147.3	$892.3

The following is a summary of the 2015 changes in fair value of the domestic plans’ assets with Level 3 inputs:

(Amounts in millions)	Hedge Funds	Private Equity Partnerships	Real Estate and Other Real Assets	Total
Balance as of 2014 year end	$91.5	$47.4	$30.8	$169.7
Realized gains on assets sold	3.5	6.6	1.0	11.1
Unrealized gains (losses) attributable to assets held	(2.8)	0.2	(4.9)	(7.5)
Net purchases and settlements	(6.0)	(10.5)	(9.5)	(26.0)

Balance as of 2015 year end	$86.2	$43.7	$17.4	$147.3

2015 ANNUAL REPORT	91

Notes to Consolidated Financial Statements (continued)

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s domestic pension plans’ assets as of 2014 year end:

(Amounts in millions)	Quoted Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset category:	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$26.9	$–	$–	$26.9
Equity securities:
Domestic	57.5	–	–	57.5
Foreign	67.5	–	–	67.5
Commingled funds – domestic	–	171.1	–	171.1
Commingled funds – foreign	–	111.5	–	111.5
Private equity partnerships	–	–	47.4	47.4
Debt securities:
Government	138.2	–	–	138.2
Corporate bonds	–	197.0	–	197.0
Real estate and other real assets	–	–	30.8	30.8
Hedge funds	–	–	91.5	91.5

Total	$290.1	$479.6	$169.7	$939.4

The following is a summary of the 2014 changes in fair value of the domestic plans’ assets with Level 3 inputs:

(Amounts in millions)	Hedge Funds	Private Equity Partnerships	Real Estate and Other Real Assets	Total
Balance as of 2013 year end	$90.3	$49.4	$35.4	$175.1
Realized gains on assets sold	0.6	6.0	1.6	8.2
Unrealized gains attributable to assets held	3.4	1.1	3.2	7.7
Net purchases and settlements	(2.8)	(9.1)	(9.4)	(21.3)

Balance as of 2014 year end	$91.5	$47.4	$30.8	$169.7

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

92	SNAP-ON INCORPORATED

Snap-on’s foreign pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2015 and 2014 year end are as follows:

Asset category:	Target	2015	2014
Equity securities*	39%	40%	39%
Debt securities* and cash and cash equivalents	36%	36%	36%
Insurance contracts and hedge funds	25%	24%	25%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$156.9	$164.0

*	Includes commingled funds – multi-strategy

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s foreign pension plans’ assets as of 2015 year end:

(Amounts in millions)	Quoted Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset category:	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$0.2	$–	$–	$0.2
Commingled funds – multi-strategy	–	119.0	–	119.0
Insurance contracts	–	19.8	–	19.8
Hedge funds	–	–	17.9	17.9

Total	$0.2	$138.8	$17.9	$156.9

The following is a summary of the 2015 changes in fair value of the foreign plans’ assets with Level 3 inputs:

(Amounts in millions)	Hedge Funds
Balance as of 2014 year end	$18.1
Unrealized losses attributable to assets held	(0.2)
Net purchases and settlements	–

Balance as of 2015 year end	$17.9

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s foreign pension plans’ assets as of 2014 year end:

(Amounts in millions)	Quoted Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset category:	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$0.8	$–	$–	$0.8
Commingled funds – multi-strategy	–	121.7	–	121.7
Insurance contracts	–	23.4	–	23.4
Hedge funds	–	–	18.1	18.1

Total	$0.8	$145.1	$18.1	$164.0

2015 ANNUAL REPORT	93

Notes to Consolidated Financial Statements (continued)

The following is a summary of the 2014 changes in fair value of the foreign plans’ assets with Level 3 inputs:

(Amounts in millions)	Hedge Funds
Balance as of 2013 year end	$24.8
Unrealized gains attributable to assets held	0.1
Net purchases and settlements	(6.8)

Balance as of 2014 year end	$18.1

Snap-on has several 401(k) plans covering certain U.S. employees. Snap-on’s employer match to the 401(k) plans is made with cash contributions. For 2015, 2014 and 2013, Snap-on recognized $7.0 million, $6.5 million and $5.9 million, respectively, of expense related to its 401(k) plans.

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

The status of Snap-on’s U.S. postretirement health care plans as of 2015 and 2014 year end is as follows:

(Amounts in millions)	2015	2014
Change in accumulated postretirement benefit obligation:
Benefit obligation at beginning of year	$62.0	$61.5
Service cost	0.1	0.1
Interest cost	2.2	2.5
Plan participant contributions	0.9	1.2
Benefits paid	(5.4)	(6.0)
Actuarial loss (gain)	(4.2)	2.7

Benefit obligation at end of year	$55.6	$62.0

Change in plan assets:
Fair value of plan assets at beginning of year	$14.7	$15.0
Plan participant contributions	0.9	1.2
Employer contributions	3.5	3.6
Actual return on VEBA plan assets	–	0.9
Benefits paid	(5.4)	(6.0)

Fair value of plan assets at end of year	$13.7	$14.7

Unfunded status at end of year	$(41.9)	$(47.3)

94	SNAP-ON INCORPORATED

Amounts recognized in the Consolidated Balance Sheets as of 2015 and 2014 year end are as follows:

(Amounts in millions)	2015	2014
Accrued benefits	$(4.0)	$(4.8)
Retiree health care benefits	(37.9)	(42.5)

Net liability	$(41.9)	$(47.3)

Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2015 and 2014 year end are as follows:

(Amounts in millions)	2015	2014
Net gain, net of tax of $2.9 million and $1.5 million, respectively	$4.5	$2.4

The components of net periodic benefit cost and changes recognized in OCI are as follows:

(Amounts in millions)	2015	2014	2013
Net periodic benefit cost:
Service cost	$0.1	$0.1	$0.1
Interest cost	2.2	2.5	2.2
Expected return on plan assets	(1.0)	(1.1)	(1.1)
Amortization of unrecognized loss	0.3	–	–

Net periodic benefit cost	$1.6	$1.5	$1.2

Changes in benefit obligations recognized in OCI, net of tax:
Net loss (gain)	$(2.1)	$1.8	$(3.4)

Snap-on expects to recognize $0.4 million of prior unrecognized gains, included in Accumulated OCI on the accompanying 2015 Consolidated Balance Sheet, in net periodic benefit cost during 2016.

The weighted-average discount rate used to determine Snap-on’s postretirement health care expense is as follows:

	2015	2014	2013
Discount rate	3.6%	4.2%	3.2%

The weighted-average discount rate used to determine Snap-on’s accumulated benefit obligation is as follows:

	2015	2014
Discount rate	4.1%	3.6%

The methodology for selecting the year-end 2015 and 2014 weighted-average discount rate for the company’s domestic postretirement plans was to match the plans’ yearly projected cash flows for benefits and, starting in 2015, service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. As a practical expedient, Snap-on uses the calendar year end as the measurement date for its plans.

2015 ANNUAL REPORT	95

Notes to Consolidated Financial Statements (continued)

For 2016, the actuarial calculations assume a pre-65 health care cost trend rate of 5.9% and a post-65 health care cost trend rate of 6.8%, both decreasing gradually to 4.5% in 2038 and thereafter. As of 2015 year end, a one-percentage-point increase in the health care cost trend rate for future years would increase the accumulated postretirement benefit obligation by approximately $0.8 million and the aggregate of the service cost and interest cost components by less than $0.1 million. Conversely, a one-percentage-point decrease in the health care cost trend rate for future years would decrease the accumulated postretirement benefit obligation by $0.7 million and the aggregate of the service cost and interest rate components by less than $0.1 million.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2016	$5.1
2017	5.3
2018	5.5
2019	5.7
2020	5.8
2021 –2025	26.1

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

Snap-on’s VEBA plan target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2015 and 2014 year end are as follows:

Asset category:	Target	2015	2014
Debt securities and cash and cash equivalents	46%	44%	45%
Equity securities	29%	27%	29%
Hedge funds	25%	29%	26%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$13.7	$14.7

The fair value measurement hierarchy prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority (Level 1) to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority (Level 3) to unobservable inputs. Fair value measurements primarily based on observable market information are given a Level 2 priority.

96	SNAP-ON INCORPORATED

Debt securities are valued at quoted per share or unit market prices for which an official close or last trade pricing on an active exchange is available and are categorized as Level 1 in the fair value hierarchy. Equity securities are valued at the NAV per share or unit multiplied by the number of shares or units held as of the measurement date, as reported by the fund managers. The share or unit price is quoted on a private market and is based on the value of the underlying investment, which is primarily based on observable inputs; such investments are categorized as Level 2 in the fair value hierarchy. Hedge funds, which have redemption restrictions, are stated at estimated fair value (based on the estimated fair market value of the underlying investments) as reported by the fund managers and are classified as Level 3 in the fair value hierarchy. The company regularly reviews fund performance directly with its investment advisor and the fund managers, and performs qualitative analysis to corroborate the reasonableness of the reported NAVs. For Level 3 funds for which the company did not receive a year-end NAV, the company recorded an estimate of the change in fair value for the latest period based on return estimates and other fund activity obtained from the fund managers.

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of the VEBA assets as of 2015 year end:

(Amounts in millions)	Quoted Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset category:	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$0.1	$–	$–	$0.1
Debt securities	6.0	–	–	6.0
Equity securities	–	3.7	–	3.7
Hedge funds	–	–	3.9	3.9

Total	$6.1	$3.7	$3.9	$13.7

There were no changes in the fair value of VEBA plan assets with Level 3 inputs during 2015; the hedge funds balance was $3.9 million as of both 2015 and 2014 year end.

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of the VEBA assets as of 2014 year end:

(Amounts in millions)	Quoted Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset category:	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$0.1	$–	$–	$0.1
Debt securities	6.5	–	–	6.5
Equity securities	–	4.2	–	4.2
Hedge funds	–	–	3.9	3.9

Total	$6.6	$4.2	$3.9	$14.7

The following is a summary of the 2014 changes in fair value of the VEBA plan assets with Level 3 inputs:

(Amounts in millions)	Hedge Funds
Balance as of 2013 year end	$3.6
Unrealized gains attributable to assets held	0.3

Balance as of 2014 year end	$3.9

2015 ANNUAL REPORT	97

Notes to Consolidated Financial Statements (continued)

Note 13: Stock-based Compensation and Other Stock Plans

The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan will continue until exercised, vested, forfeited or expired. As of 2015 year end, the 2011 Plan had 5,031,957 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.

Net stock-based compensation expense was $39.8 million in 2015, $38.1 million in 2014 and $38.5 million in 2013. Cash received from stock purchase and option plan exercises was $41.6 million in 2015, $33.0 million in 2014 and $29.2 million in 2013. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $26.4 million in 2015, $22.3 million in 2014 and $18.3 million in 2013.

Stock Options

Stock options are granted with an exercise price equal to the market value of a share of Snap-on’s common stock on the date of grant and have a contractual term of ten years. Stock option grants vest ratably on the first, second and third anniversaries of the date of grant.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. The company uses historical data regarding stock option exercise behaviors for different participating groups to estimate the period of time that options granted are expected to be outstanding. Expected volatility is based on the historical volatility of the company’s stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on the company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The following weighted-average assumptions were used in calculating the fair value of stock options granted during 2015, 2014 and 2013, using the Black-Scholes valuation model:

	2015	2014	2013
Expected term of option (in years)	4.76	4.52	4.29
Expected volatility factor	24.13%	26.76%	33.79%
Expected dividend yield	2.04%	2.40%	2.67%
Risk-free interest rate	1.38%	1.30%	0.79%

A summary of stock option activity during 2015 is presented below:

	Shares (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	2,630	$71.13
Granted	635	144.72
Exercised	(426)	62.42
Forfeited or expired	(28)	117.00

Outstanding at end of year	2,811	88.62	6.7	$232.8

Exercisable at end of year	1,585	62.43	5.3	172.8

*	Weighted-average

The weighted-average grant date fair value of options granted was $25.64 in 2015, $20.19 in 2014 and $17.36 in 2013. The intrinsic value of options exercised was $37.6 million in 2015, $24.6 million in 2014 and $14.1 million in 2013. The fair value of stock options vested was $9.9 million in 2015, $9.6 million in 2014 and $7.9 million in 2013.

98	SNAP-ON INCORPORATED

As of 2015 year end, there was $16.2 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 1.5 years.

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

The fair value of performance awards is calculated using the market value of a share of Snap-on’s common stock on the date of grant. The weighted-average grant date fair value of performance awards granted during 2015, 2014 and 2013 was $139.30, $102.11 and $77.33, respectively. Vested performance share units approximated 94,000 shares as of 2015 year end, 131,000 shares as of 2014 year end and 148,000 shares as of 2013 year end. Performance share units related to 130,764 shares, 146,313 shares and 213,459 shares were paid out in 2015, 2014 and 2013, respectively. Earned performance share units are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).

Based on the company’s 2015 performance, 64,327 RSUs granted in 2015 were earned; assuming continued employment, these RSUs will vest at the end of fiscal 2017. Based on the company’s 2014 performance, 78,585 RSUs granted in 2014 were earned; assuming continued employment, these RSUs will vest at the end of fiscal 2016. Based on the company’s 2013 performance, 81,453 RSUs granted in 2013 were earned; these RSUs vested as of fiscal 2015 year end and were paid out shortly thereafter.

Changes to the company’s non-vested performance awards in 2015 are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at beginning of year	327	$91.92
Granted	133	139.30
Vested	(176)	79.16
Cancellations and other	(19)	89.88

Non-vested performance awards at end of year	265	124.16

*	Weighted-average

As of 2015 year end, there was approximately $16.3 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.

Stock Appreciation Rights (“SARs”)

The company also issues stock-settled and cash-settled SARs to certain key non-U.S. employees. SARs have a contractual term of ten years and vest ratably on the first, second and third anniversaries of the date of grant. SARs are granted with an exercise price equal to the market value of a share of Snap-on’s common stock on the date of grant.

2015 ANNUAL REPORT	99

Notes to Consolidated Financial Statements (continued)

Stock-settled SARs are accounted for as equity instruments and provide for the issuance of Snap-on common stock equal to the amount by which the company’s stock has appreciated over the exercise price. Stock-settled SARs have an effect on dilutive shares outstanding as any appreciation in the value of Snap-on’s common stock over the exercise price will be settled in shares of common stock. Cash-settled SARs provide for the cash payment of the excess of the fair market value of Snap-on’s common stock on the date of exercise over the grant price. Cash-settled SARs have no effect on dilutive shares or shares outstanding as any appreciation in the value of Snap-on’s common stock over the grant price is paid in cash and not in common stock.

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

The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during 2015, 2014 and 2013, using the Black-Scholes valuation model:

	2015	2014	2013
Expected term of stock-settled SARs (in years)	4.72	4.49	4.24
Expected volatility factor	23.66%	25.64%	33.92%
Expected dividend yield	2.04%	2.40%	2.67%
Risk-free interest rate	1.50%	1.50%	0.91%

Changes to the company’s stock-settled SARs in 2015 are as follows:

	Stock-settled SARs (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	223	$94.90
Granted	113	144.77
Exercised	(16)	87.60
Forfeited or expired	(51)	108.14

Outstanding at end of year	269	113.70	8.2	$15.5

Exercisable at end of year	67	89.71	7.5	5.5

*	Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted was $25.37 in 2015, $19.55 in 2014 and $17.47 in 2013. The intrinsic value of stock-settled SARs exercised was $1.0 million in 2015, $0.1 million in 2014 and zero in 2013. The fair value of stock-settled SARs vested was $1.4 million in 2015, $0.6 million in 2014 and zero in 2013.

As of 2015 year end there was $2.6 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.4 years.

100	SNAP-ON INCORPORATED

The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during 2015, 2014 and 2013, using the Black-Scholes valuation model:

	2015	2014	2013
Expected term of cash-settled SARs (in years)	3.10	3.53	3.28
Expected volatility factor	18.14%	23.92%	24.54%
Expected dividend yield	1.69%	2.11%	2.57%
Risk-free interest rate	1.31%	1.07%	0.79%

The intrinsic value of cash-settled SARs exercised was $11.0 million in 2015, $5.5 million in 2014 and $4.4 million in 2013. The fair value of cash-settled SARs vested during 2015, 2014 and 2013 was $4.6 million, $5.9 million and $5.7 million, respectively.

Changes to the company’s non-vested cash-settled SARs in 2015 are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at beginning of year	47	$68.35
Granted	4	33.29
Vested	(44)	106.92

Non-vested cash-settled SARs at end of year	7	51.71

*	Weighted-average

As of 2015 year end there was $0.4 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.4 years.

Restricted Stock Awards – Non-employee Directors

The company awarded non-employee directors 8,640 shares, 10,398 shares and 13,437 shares of restricted stock in 2015, 2014 and 2013, respectively. The fair value of the restricted stock awards is expensed over a one year vesting period based on the fair value on the date of grant. All restrictions for the restricted stock generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.

Directors’ Fee Plan

Under the Directors’ 1993 Fee Plan, as amended, non-employee directors may elect to receive up to 100% of their fees and retainer in shares of Snap-on’s common stock. Directors may elect to defer receipt of all or part of these shares. For 2015, 2014 and 2013, issuances under the Directors’ Fee Plan totaled 2,747 shares, 21,533 shares and 2,313 shares, respectively, of which 1,969 shares, 20,483 shares and 1,021 shares, respectively, were deferred. As of 2015 year end, shares reserved for issuance to directors under this plan totaled 155,512 shares.

Employee Stock Purchase Plan

Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2015, 2014 and 2013, issuances under this plan totaled 57,324 shares, 56,582 shares and 93,442 shares, respectively. As of 2015 year end, there were 807,719 shares reserved for issuance under this plan and Snap-on held participant contributions of approximately $2.8 million. Participants are able to withdraw from the plan at any time prior to the ending

2015 ANNUAL REPORT	101

Notes to Consolidated Financial Statements (continued)

date and receive back all contributions made during the plan year. Compensation expense for plan participants was $2.3 million in 2015, $1.5 million in 2014 and $2.6 million in 2013.

Franchisee Stock Purchase Plan

All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2015, 2014 and 2013, issuances under this plan totaled 74,001 shares, 74,502 shares and 105,406 shares, respectively. As of 2015 year end, there were 156,336 shares reserved for issuance under this plan and Snap-on held participant contributions of approximately $4.3 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Expense for plan participants was $2.9 million in 2015, $1.7 million in 2014 and $3.3 million in 2013.

Note 14: Capital Stock

Snap-on has undertaken repurchases of Snap-on common stock from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock awards and other corporate purposes. Snap-on repurchased 723,000 shares, 680,000 shares and 926,000 shares in 2015, 2014 and 2013, respectively. As of 2015 year end, Snap-on has remaining availability to repurchase up to an additional $230.6 million in common stock pursuant to Board authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Cash dividends paid in 2015, 2014 and 2013 totaled $127.9 million, $107.6 million and $92.0 million, respectively. Cash dividends per share in 2015, 2014 and 2013 were $2.20, $1.85 and $1.58, respectively. On February 11, 2016, the company’s Board declared a quarterly dividend of $0.61 per share, payable on March 10, 2016, to shareholders of record on February 25, 2016.

Note 15: Commitments and Contingencies

Snap-on leases facilities, office equipment and vehicles under non-cancelable operating and capital leases that extend for varying amounts of time. Snap-on’s future minimum lease commitments under these leases, net of sub-lease rental income, are as follows:

(Amounts in millions)	Operating Leases	Capital Leases
Year:
2016	$22.4	$4.8
2017	17.2	3.7
2018	12.8	3.0
2019	9.2	2.6
2020	6.4	2.2
2021 and thereafter	11.0	7.8

Total minimum lease payments	$79.0	$24.1

Less: amount representing interest		(1.9)

Total present value of minimum capital lease payments		$22.2

Amounts included in the accompanying Consolidated Balance Sheets for the present value of minimum capital lease payments as of 2015 year end are as follows:

(Amounts in millions)	2015
Other accrued liabilities	$4.3
Other long-term liabilities	17.9

Total present value of minimum capital lease payments	$22.2

102	SNAP-ON INCORPORATED

Rent expense for worldwide facilities, office equipment and vehicles, net of sub-lease rental income, was $29.4 million, $30.6 million and $31.2 million in 2015, 2014 and 2013, respectively.

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. Snap-on’s product warranty accrual activity for 2015, 2014 and 2013 is as follows:

(Amounts in millions)	2015	2014	2013
Warranty accrual:
Beginning of year	$17.3	$17.0	$18.9
Additions	13.3	14.6	9.3
Usage	(14.2)	(14.3)	(11.2)

End of year	$16.4	$17.3	$17.0

Approximately 2,600 employees, or 23% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. The number of covered union employees whose contracts expire over the next five years approximates 1,400 employees in 2016, 700 employees in 2017, and 500 employees in 2018; there are no contracts currently scheduled to expire in 2019 or 2020. In recent years, Snap-on has not experienced any significant work slowdowns, stoppages or other labor disruptions.

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results of these legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 16: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Consolidated Statements of Earnings consists of the following:

(Amounts in millions)	2015	2014	2013
Interest income	$0.5	$0.5	$0.5
Net foreign exchange loss	(2.7)	(1.5)	(4.4)
Other	(0.2)	0.1	–

Total other income (expense) – net	$(2.4)	$(0.9)	$(3.9)

Note 17: Accumulated Other Comprehensive Income (Loss)

The following is a summary of net changes in Accumulated OCI by component and net of tax for 2015 and 2014:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of 2013 year end	$121.1	$1.3	$(167.2)	$(44.8)
Other comprehensive loss before reclassifications	(128.8)	–	(88.2)	(217.0)
Amounts reclassified from Accumulated OCI	–	(0.3)	13.9	13.6

Net other comprehensive loss	(128.8)	(0.3)	(74.3)	(203.4)

Balance as of 2014 year end	$(7.7)	$1.0	$(241.5)	$(248.2)
Other comprehensive loss before reclassifications	(110.8)	–	(28.9)	(139.7)
Amounts reclassified from Accumulated OCI	–	(0.3)	24.0	23.7

Net other comprehensive loss	(110.8)	(0.3)	(4.9)	(116.0)

Balance as of 2015 year end	$(118.5)	$0.7	$(246.4)	$(364.2)

2015 ANNUAL REPORT	103

Notes to Consolidated Financial Statements (continued)

The reclassifications out of Accumulated OCI in 2015 and 2014 are as follows:

Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI		Statement of Earnings Presentation
(Amounts in millions)	2015	2014
Gains on cash flow hedges:
Treasury locks	$0.3	$0.3	Interest expense
Income tax expense	–	–	Income tax expense

Net of tax	0.3	0.3

Amortization of net unrecognized losses and prior service credits	(38.0)	(22.0)	See footnote*
Income tax benefit	14.0	8.1	Income tax expense

Net of tax	(24.0)	(13.9)

Total reclassifications for the period, net of tax	$(23.7)	$(13.6)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 11 and Note 12 for further information.

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

Neither Snap-on nor any of its segments depend on any single customer, small group of customers or government for more than 10% of its revenues.

Financial Data by Segment:

(Amounts in millions)	2015	2014	2013
Net sales:
Commercial & Industrial Group	$1,163.6	$1,174.8	$1,091.0
Snap-on Tools Group	1,568.7	1,455.2	1,358.4
Repair Systems & Information Group	1,113.2	1,095.2	1,009.6

Segment net sales	3,845.5	3,725.2	3,459.0
Intersegment eliminations	(492.7)	(447.5)	(402.5)

Total net sales	$3,352.8	$3,277.7	$3,056.5
Financial Services revenue	240.3	214.9	181.0

Total revenues	$3,593.1	$3,492.6	$3,237.5

104	SNAP-ON INCORPORATED

Financial Data by Segment (continued):

(Amounts in millions)	2015	2014	2013
Operating earnings:
Commercial & Industrial Group	$169.4	$158.6	$137.3
Snap-on Tools Group	256.0	223.1	194.6
Repair Systems & Information Group	273.4	251.2	231.9
Financial Services	170.2	149.1	125.7

Segment operating earnings	869.0	782.0	689.5
Corporate	(104.2)	(97.3)	(103.3)

Operating earnings	764.8	684.7	586.2
Interest expense	(51.9)	(52.9)	(56.1)
Other income (expense) – net	(2.4)	(0.9)	(3.9)

Earnings before income taxes and equity earnings	$710.5	$630.9	$526.2

(Amounts in millions)	2015	2014
Assets:
Commercial & Industrial Group	$901.6	$939.7
Snap-on Tools Group	646.7	600.1
Repair Systems & Information Group	1,041.6	1,036.8
Financial Services	1,572.4	1,368.3

Total assets from reportable segments	4,162.3	3,944.9
Corporate	359.4	401.7
Elimination of intersegment receivables	(34.8)	(36.5)

Total assets	$4,486.9	$4,310.1

(Amounts in millions)	2015	2014	2013
Capital expenditures:
Commercial & Industrial Group	$31.0	$28.5	$25.3
Snap-on Tools Group	38.1	36.9	26.6
Repair Systems & Information Group	9.0	10.6	13.0
Financial Services	1.0	0.4	0.5

Total from reportable segments	79.1	76.4	65.4
Corporate	1.3	4.2	5.2

Total capital expenditures	$80.4	$80.6	$70.6

Depreciation and amortization:
Commercial & Industrial Group	$20.1	$20.8	$20.3
Snap-on Tools Group	24.9	21.4	19.5
Repair Systems & Information Group	34.0	33.7	33.8
Financial Services	0.7	0.9	0.8

Total from reportable segments	79.7	76.8	74.4
Corporate	2.8	2.7	2.3

Total depreciation and amortization	$82.5	$79.5	$76.7

2015 ANNUAL REPORT	105

Notes to Consolidated Financial Statements (continued)

Financial Data by Segment (continued):

(Amounts in millions)	2015	2014	2013
Revenues by geographic region:*
United States	$2,483.9	$2,288.9	$2,060.2
Europe	635.0	701.9	658.3
All other	474.2	501.8	519.0

Total revenues	$3,593.1	$3,492.6	$3,237.5

(Amounts in millions)	2015	2014
Long-lived assets:**
United States	$1,033.3	$1,042.3
Sweden	114.5	121.4
All other	250.8	254.8

Total long-lived assets	$1,398.6	$1,418.5

*	Revenues are attributed to countries based on the origin of the sale.
**	Long-lived assets consist of Property and equipment – net, Goodwill, and Other intangibles – net.

Products and Services: Snap-on derives net sales from a broad line of products and complementary services that are grouped into three categories: (i) tools; (ii) diagnostics and repair information; and (iii) equipment. The tools product category includes Snap-on’s hand tools, power tools and tool storage products. The diagnostics and repair information product category includes handheld and PC-based diagnostic products, service and repair information products, diagnostic software solutions, electronic parts catalogs, and business management systems and services to help owners and managers of independent repair shops and OEM dealerships manage and track performance. The equipment product category includes solutions for the diagnosis and service of vehicles and industrial equipment. Through its financial services businesses, Snap-on also derives revenue from various financing programs designed to facilitate the sales of its products. Further product line information is not presented as it is not practicable to do so.

The following table shows the consolidated net sales and revenues of these product groups in the last three years:

(Amounts in millions)	2015	2014	2013
Net sales:
Tools	$1,910.1	$1,868.5	$1,743.3
Diagnostics and repair information	689.6	689.5	652.0
Equipment	753.1	719.7	661.2

Total net sales	$3,352.8	$3,277.7	$3,056.5
Financial services revenue	240.3	214.9	181.0

Total revenues	$3,593.1	$3,492.6	$3,237.5

106	SNAP-ON INCORPORATED

Note 19: Quarterly Data (unaudited)

(Amounts in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2015
Net sales	$827.8	$851.8	$821.5	$851.7	$3,352.8
Gross profit	410.1	419.0	406.9	412.3	1,648.3
Financial services revenue	57.4	58.7	61.1	63.1	240.3
Financial services expenses	(17.1)	(17.3)	(17.6)	(18.1)	(70.1)
Net earnings	113.2	123.0	119.9	134.5	490.6
Net earnings attributable to Snap-on Incorporated	110.5	120.0	116.8	131.4	478.7
Earnings per share – basic	1.90	2.07	2.01	2.26	8.24
Earnings per share – diluted	1.87	2.03	1.98	2.22	8.10
Cash dividends paid per share	0.53	0.53	0.53	0.61	2.20

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Net sales	$787.5	$826.5	$806.3	$857.4	$3,277.7
Gross profit	378.7	400.4	393.9	411.3	1,584.3
Financial services revenue	50.2	51.7	53.6	59.4	214.9
Financial services expenses	(15.8)	(16.9)	(15.9)	(17.2)	(65.8)
Net earnings	98.2	108.8	106.4	118.7	432.1
Net earnings attributable to Snap-on Incorporated	95.9	106.1	103.7	116.2	421.9
Earnings per share – basic	1.65	1.83	1.78	2.00	7.26
Earnings per share – diluted	1.62	1.80	1.76	1.97	7.14
Cash dividends paid per share	0.44	0.44	0.44	0.53	1.85

2015 ANNUAL REPORT	107

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Snap-on has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP-ON INCORPORATED

By:	/s/ Nicholas T. Pinchuk	Date: February 11, 2016
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

/s/ Nicholas T. Pinchuk	Date: February 11, 2016
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer

/s/ Aldo J. Pagliari	Date: February 11, 2016
Aldo J. Pagliari, Principal Financial Officer, Senior
Vice President – Finance and Chief Financial Officer

/s/ Constance R. Johnsen	Date: February 11, 2016
Constance R. Johnsen, Principal Accounting Officer,
Vice President and Controller

108	SNAP-ON INCORPORATED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

By:	/s/ Karen L. Daniel	Date: February 11, 2016
Karen L. Daniel, Director

By:	/s/ John F. Fiedler	Date: February 11, 2016
John F. Fiedler, Director

By:	/s/ Ruth Ann M. Gillis	Date: February 11, 2016
Ruth Ann M. Gillis, Director

By:	/s/ James P. Holden	Date: February 11, 2016
James P. Holden, Director

By:	/s/ Nathan J. Jones	Date: February 11, 2016
Nathan J. Jones, Director

By:	/s/ Henry W. Knueppel	Date: February 11, 2016
Henry W. Knueppel, Director

By:	/s/ W. Dudley Lehman	Date: February 11, 2016
W. Dudley Lehman, Director

By:	/s/ Nicholas T. Pinchuk	Date: February 11, 2016
Nicholas T. Pinchuk, Director

By:	/s/ Gregg M. Sherrill	Date: February 11, 2016
Gregg M. Sherrill, Director

By:	/s/ Donald J. Stebbins	Date: February 11, 2016
Donald J. Stebbins, Director

2015 ANNUAL REPORT	109

Item 15(b): Exhibit Index (*)

(3)	(a)

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

Officer’s Certificate, dated as of December 14, 2010, providing for the $250,000,000 4.25% Notes due 2018 (incorporated by reference to Exhibit 4.1 to Snap-on’s Current Report on Form 8-K dated December 9, 2010 (Commission File No. 1-7724))

Except for the foregoing, Snap-on and its subsidiaries have no unregistered long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of January 2, 2016. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

(10)	Material Contracts

(a)

Amended and Restated Snap-on Incorporated 2001 Incentive Stock and Awards Plan (Amended and Restated as of April 27, 2006, as further amended on August 6, 2009) (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2009 (Commission File No. 1-7724))** (superseded except as to outstanding awards)

(b)

Snap-on Incorporated 2011 Incentive Stock and Awards Plan (Amended and Restated as of April 30, 2015) (incorporated by reference to Appendix A to Snap-on’s Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on March 12, 2015 (Commission File No. 1-7724))**

(c)

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

110	SNAP-ON INCORPORATED

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

2015 ANNUAL REPORT	111

(o)

Second Amended and Restated Five Year Credit Agreement, dated as of December 15, 2015, among Snap-on Incorporated and the lenders and agents listed on the signature pages thereof, and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and U.S. Bank National Association as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K dated December 15, 2015 (Commission File No. 1-7724))

(12)	Computation of Ratio of Earnings to Fixed Charges

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

***

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the twelve months ended January 2, 2016, January 3, 2015, and December 28, 2013; (ii) Consolidated Statements of Comprehensive Income for the twelve months ended January 2, 2016, January 3, 2015, and December 28, 2013; (iii) Consolidated Balance Sheets as of January 2, 2016, and January 3, 2015; (iv) Consolidated Statements of Equity for the twelve months ended January 2, 2016, January 3, 2015, and December 28, 2013; (v) Consolidated Statements of Cash Flows for the twelve months ended January 2, 2016, January 3, 2015, and December 28, 2013; and (vi) Notes to Consolidated Financial Statements.

112	SNAP-ON INCORPORATED