Form 10-Q
period 2016-07-02
SNAP-ON Inc
filed 2016-07-21
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 15, 2016
Common Stock, $1.00 par value	58,086,536 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$872.3	$851.8	$1,706.5	$1,679.6
Cost of goods sold	(441.0)	(432.8)	(859.9)	(850.5)

Gross profit	431.3	419.0	846.6	829.1
Operating expenses	(264.9)	(268.2)	(524.8)	(540.4)

Operating earnings before financial services	166.4	150.8	321.8	288.7

Financial services revenue	69.3	58.7	135.6	116.1
Financial services expenses	(19.8)	(17.3)	(39.1)	(34.4)

Operating earnings from financial services	49.5	41.4	96.5	81.7

Operating earnings	215.9	192.2	418.3	370.4
Interest expense	(12.9)	(12.9)	(26.0)	(25.9)
Other income (expense) – net	1.2	(0.7)	0.5	(1.4)

Earnings before income taxes and equity earnings	204.2	178.6	392.8	343.1
Income tax expense	(62.2)	(56.2)	(119.8)	(108.0)

Earnings before equity earnings	142.0	122.4	273.0	235.1
Equity earnings, net of tax	1.4	0.6	1.7	1.1

Net earnings	143.4	123.0	274.7	236.2
Net earnings attributable to noncontrolling interests	(3.3)	(3.0)	(6.3)	(5.7)

Net earnings attributable to Snap-on Incorporated	$140.1	$120.0	$268.4	$230.5

Net earnings per share attributable to Snap-on Incorporated:
Basic	$2.41	$2.07	$4.62	$3.97
Diluted	2.36	2.03	4.52	3.90

Weighted-average shares outstanding:
Basic	58.1	58.1	58.1	58.1
Effect of dilutive securities	1.3	1.0	1.3	1.0

Diluted	59.4	59.1	59.4	59.1

Dividends declared per common share	$0.61	$0.53	$1.22	$1.06

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
Comprehensive income (loss):
Net earnings	$143.4	$123.0	$274.7	$236.2
Other comprehensive income (loss):
Foreign currency translation*	(34.9)	30.7	(15.0)	(65.6)

Unrealized cash flow hedges, net of tax:
Reclassification of cash flow hedges to net earnings	(0.1)	(0.1)	(0.2)	(0.2)
Defined benefit pension and postretirement plans:

Amortization of net unrecognized losses and prior service credits included in net periodic benefit cost	8.3	10.4	15.1	19.2
Income tax benefit	(3.0)	(3.8)	(5.5)	(7.2)

Net of tax	5.3	6.6	9.6	12.0

Total comprehensive income	$113.7	$160.2	$269.1	$182.4

Comprehensive income attributable to noncontrolling interests	(3.3)	(3.0)	(6.3)	(5.7)

Comprehensive income attributable to Snap-on Incorporated	$110.4	$157.2	$262.8	$176.7

*	There is no reclassification adjustment as there was no sale or liquidation of any foreign entity during any period presented.

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	July 2, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$119.9	$92.8
Trade and other accounts receivable – net	565.9	562.5
Finance receivables – net	463.5	447.3
Contract receivables – net	76.4	82.1
Inventories – net	507.1	497.8
Prepaid expenses and other assets	119.6	106.3

Total current assets	1,852.4	1,788.8

Property and equipment:
Land	19.4	19.7
Buildings and improvements	304.8	297.9
Machinery, equipment and computer software	802.4	780.3

	1,126.6	1,097.9
Accumulated depreciation and amortization	(708.1)	(684.4)

Property and equipment – net	418.5	413.5

Deferred income tax assets	61.6	60.4
Long-term finance receivables – net	868.2	772.7
Long-term contract receivables – net	276.6	266.6
Goodwill	788.2	790.1
Other intangibles – net	189.2	195.0
Other assets	50.4	44.0

Total assets	$4,505.1	$4,331.1

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	July 2, 2016	January 2, 2016
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$174.4	$18.4
Accounts payable	169.1	148.3
Accrued benefits	44.9	52.1
Accrued compensation	73.9	91.0
Franchisee deposits	68.9	64.4
Other accrued liabilities	321.9	296.0

Total current liabilities	853.1	670.2

Long-term debt	715.2	861.7
Deferred income tax liabilities	13.5	14.3
Retiree health care benefits	36.1	37.9
Pension liabilities	193.2	227.8
Other long-term liabilities	92.4	88.5

Total liabilities	1,903.5	1,900.4

Commitments and contingencies (Note 14)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,400,038 and 67,392,545 shares, respectively)	67.4	67.4
Additional paid-in capital	311.1	296.3
Retained earnings	3,183.9	2,986.9
Accumulated other comprehensive loss	(369.8)	(364.2)
Treasury stock at cost (9,319,195 and 9,306,499 shares, respectively)	(609.0)	(573.7)

Total shareholders’ equity attributable to Snap-on Incorporated	2,583.6	2,412.7
Noncontrolling interests	18.0	18.0

Total equity	2,601.6	2,430.7

Total liabilities and equity	$4,505.1	$4,331.1

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in millions, except share data)

(Unaudited)

The following summarizes the changes in total equity for the six month period ended July 2, 2016:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at January 2, 2016	$67.4	$296.3	$2,986.9	$(364.2)	$(573.7)	$18.0	$2,430.7
Net earnings for the six months ended July 2, 2016	–	–	268.4	–	–	6.3	274.7
Other comprehensive loss	–	–	–	(5.6)	–	–	(5.6)
Cash dividends – $1.22 per share	–	–	(70.9)	–	–	–	(70.9)
Stock compensation plans	–	14.8	–	–	23.2	–	38.0
Share repurchases – 377,000 shares	–	–	–	–	(58.5)	–	(58.5)
Other	–	–	(0.5)	–	–	(6.3)	(6.8)

Balance at July 2, 2016	$67.4	$311.1	$3,183.9	$(369.8)	$(609.0)	$18.0	$2,601.6

The following summarizes the changes in total equity for the six month period ended July 4, 2015:
	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at January 3, 2015	$67.4	$254.7	$2,637.2	$(248.2)	$(503.3)	$17.5	$2,225.3
Net earnings for the six months ended July 4, 2015	–	–	230.5	–	–	5.7	236.2
Other comprehensive loss	–	–	–	(53.8)	–	–	(53.8)
Cash dividends – $1.06 per share	–	–	(61.7)	–	–	–	(61.7)
Stock compensation plans	–	16.8	–	–	32.3	–	49.1
Share repurchases – 580,000 shares	–	–	–	–	(86.9)	–	(86.9)
Tax benefit from certain stock options	–	14.0	–	–	–	–	14.0
Dividend reinvestment plan and other	–	–	(0.5)	–	–	(5.5)	(6.0)

Balance at July 4, 2015	$67.4	$285.5	$2,805.5	$(302.0)	$(557.9)	$17.7	$2,316.2

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	July 2, 2016	July 4, 2015
Operating activities:
Net earnings	$274.7	$236.2
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	30.4	28.2
Amortization of other intangibles	12.3	12.4
Provision for losses on finance receivables	19.6	14.4
Provision for losses on non-finance receivables	4.7	7.9
Stock-based compensation expense	14.2	23.1
Excess tax benefits from stock-based compensation	–	(14.0)
Deferred income tax provision (benefit)	(5.7)	3.1
Loss on sale of assets	–	0.3
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(5.8)	(26.8)
Increase in contract receivables	(5.5)	(9.7)
Increase in inventories	(12.0)	(35.8)
Increase in prepaid and other assets	(24.8)	(38.4)
Increase in accounts payable	24.1	27.8
Increase (decrease) in accruals and other liabilities	(22.5)	9.7

Net cash provided by operating activities	303.7	238.4

Investing activities:
Additions to finance receivables	(475.1)	(416.0)
Collections of finance receivables	341.4	319.3
Capital expenditures	(40.1)	(45.8)
Disposal of property and equipment	1.4	0.4
Other	(2.5)	(2.8)

Net cash used by investing activities	(174.9)	(144.9)

Financing activities:
Proceeds from notes payable	–	1.6
Repayments of notes payable	(0.8)	(1.6)
Net increase in other short-term borrowings	7.4	5.2
Cash dividends paid	(70.9)	(61.7)
Purchases of treasury stock	(58.5)	(86.9)
Proceeds from stock purchase and option plans	28.4	36.5
Excess tax benefits from stock-based compensation	–	14.0
Other	(7.5)	(7.3)

Net cash used by financing activities	(101.9)	(100.2)

Effect of exchange rate changes on cash and cash equivalents	0.2	(1.6)

Increase (decrease) in cash and cash equivalents	27.1	(8.3)
Cash and cash equivalents at beginning of year	92.8	132.9

Cash and cash equivalents at end of period	$119.9	$124.6

Supplemental cash flow disclosures:
Cash paid for interest	$(25.5)	$(25.4)
Net cash paid for income taxes	(106.5)	(66.4)

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Accounting Policies

Principles of consolidation and presentation

The Condensed Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly-owned and majority-owned subsidiaries (collectively, “Snap-on” or “the company”). These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on’s 2015 Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (“2015 year end”). The company’s 2016 fiscal second quarter ended on July 2, 2016; the 2015 fiscal second quarter ended on July 4, 2015. The company’s 2016 and 2015 fiscal first and second quarters each contained 13 weeks of operating results.

Snap-on accounts for investments in unconsolidated affiliates where Snap-on has a greater than 20% but less than 50% ownership interest under the equity method of accounting. Investments in unconsolidated affiliates of $15.1 million as of July 2, 2016, and $13.3 million as of January 2, 2016, are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheet; no equity investment dividends were received in any period presented. In the normal course of business, the company may purchase products or services from unconsolidated affiliates; purchases from unconsolidated affiliates were $3.2 million and $3.8 million in the respective fiscal second quarters of 2016 and 2015, and $7.4 million and $7.7 million in the first six months of 2016 and 2015, respectively. The Condensed Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and six month periods ended July 2, 2016, and July 4, 2015, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

New Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; the ASU allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. The company is currently assessing the impact that this standard will have on its consolidated financial statements.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for stock-based compensation transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. Snap-on elected to early adopt this ASU as of January 3, 2016; the ASU was initially effective for Snap-on no later than January 1, 2017. Prior to the adoption of the ASU, excess tax benefits or expense related to stock-based compensation transactions were recognized in “Additional paid-in capital” on the Condensed Consolidated Balance Sheets; following the adoption of the ASU, all excess tax benefits or expense related to stock-based compensation transactions are recognized prospectively as income tax benefits or expense in the Condensed Consolidated Statements of Earnings and the excess tax benefits or expense from stock-based compensation transactions previously included in “Financing activities” on the Condensed Consolidated Statements of Cash Flows are prospectively included on that statement as a component of “Net earnings.” The adoption of this ASU did not have a significant impact on the company’s Condensed Consolidated Financial Statements.

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

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients, which clarifies the guidance in Topic 606 on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The amendments in ASU No. 2016-12 do not change the core principles of the guidance in Topic 606.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance in Topic 606. The amendments in ASU No. 2016-10 do not change the core principles of the guidance in Topic 606.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance in ASU No. 2014-09 (Topic 606). ASU No. 2016-08 clarifies the principal-versus-agent guidance in Topic 606 and requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation.

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

The components of Snap-on’s trade and other accounts receivable as of July 2, 2016, and January 2, 2016, are as follows:

(Amounts in millions)	July 2, 2016	January 2, 2016
Trade and other accounts receivable	$581.3	$579.2
Allowances for doubtful accounts	(15.4)	(16.7)

Total trade and other accounts receivable – net	$565.9	$562.5

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

The components of Snap-on’s current finance and contract receivables as of July 2, 2016, and January 2, 2016, are as follows:

(Amounts in millions)	July 2, 2016	January 2, 2016
Finance receivables, net of unearned finance charges of $17.4 million and $16.9 million, respectively	$477.6	$460.7
Contract receivables, net of unearned finance charges of $15.3 million and $15.1 million, respectively	77.7	83.5

Total	555.3	544.2

Allowances for doubtful accounts:
Finance receivables	(14.1)	(13.4)
Contract receivables	(1.3)	(1.4)

Total	(15.4)	(14.8)

Total current finance and contract receivables – net	$539.9	$529.4

Finance receivables – net	$463.5	$447.3
Contract receivables – net	76.4	82.1

Total current finance and contract receivables – net	$539.9	$529.4

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of July 2, 2016, and January 2, 2016, are as follows:

(Amounts in millions)	July 2, 2016	January 2, 2016
Finance receivables, net of unearned finance charges of $13.0 million and $10.9 million, respectively	$896.7	$797.5
Contract receivables, net of unearned finance charges of $20.9 million and $21.1 million, respectively	279.8	269.6

Total	1,176.5	1,067.1

Allowances for doubtful accounts:
Finance receivables	(28.5)	(24.8)
Contract receivables	(3.2)	(3.0)

Total	(31.7)	(27.8)

Total long-term finance and contract receivables – net	$1,144.8	$1,039.3

Finance receivables – net	$868.2	$772.7
Contract receivables – net	276.6	266.6

Total long-term finance and contract receivables – net	$1,144.8	$1,039.3

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

The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the applicable agreement. Impaired receivables are covered by the company’s finance and contract allowances for doubtful accounts reserves and are charged-off against the reserves when appropriate. As of July 2, 2016, and January 2, 2016, there were $18.1 million and $18.2 million, respectively, of impaired finance receivables, and there were $2.3 million and $1.7 million, respectively, of impaired contract receivables.

It is the general practice of Snap-on’s financial services business to not engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain impaired receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of July 2, 2016, and January 2, 2016, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The aging of finance and contract receivables as of July 2, 2016, and January 2, 2016, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
July 2, 2016:
Finance receivables	$11.1	$7.3	$10.6	$29.0	$1,345.3	$1,374.3	$8.0
Contract receivables	1.4	1.0	1.9	4.3	353.2	357.5	0.5

January 2, 2016:
Finance receivables	$12.1	$7.6	$11.9	$31.6	$1,226.6	$1,258.2	$9.1
Contract receivables	1.3	0.7	1.3	3.3	349.8	353.1	0.3

The amount of performing and nonperforming finance and contract receivables based on payment activity as of July 2, 2016, and January 2, 2016, is as follows:

	July 2, 2016		January 2, 2016
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$1,356.2	$355.2	$1,240.0	$351.4
Nonperforming	18.1	2.3	18.2	1.7

Total	$1,374.3	$357.5	$1,258.2	$353.1

The amount of finance and contract receivables on nonaccrual status as of July 2, 2016, and January 2, 2016, is as follows:

(Amounts in millions)	July 2, 2016	January 2, 2016
Finance receivables	$10.3	$9.3
Contract receivables	2.0	1.5

The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three and six month periods ended July 2, 2016:

	Three Months Ended July 2, 2016		Six Months Ended July 2, 2016
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of period	$39.9	$4.6	$38.2	$4.4
Provision for bad debt expense	10.3	0.2	19.6	0.6
Charge-offs	(9.2)	(0.3)	(18.8)	(0.7)
Recoveries	1.7	0.1	3.6	0.2
Currency translation	(0.1)	(0.1)	–	–

End of period	$42.6	$4.5	$42.6	$4.5

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following is a rollforward of the allowances for credit losses for finance and contract receivables for the three and six month periods ended July 4, 2015:

	Three Months Ended July 4, 2015		Six Months Ended July 4, 2015
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of period	$33.4	$3.9	$32.7	$3.5
Provision for bad debt expense	7.3	0.7	14.4	1.6
Charge-offs	(7.3)	(0.6)	(15.1)	(1.0)
Recoveries	1.5	0.2	3.0	0.2
Currency translation	–	–	(0.1)	(0.1)

End of period	$34.9	$4.2	$34.9	$4.2

Note 4: Inventories

Inventories by major classification are as follows:

(Amounts in millions)	July 2, 2016	January 2, 2016
Finished goods	$442.7	$437.9
Work in progress	42.8	42.9
Raw materials	94.9	90.3

Total FIFO value	580.4	571.1
Excess of current cost over LIFO cost	(73.3)	(73.3)

Total inventories – net	$507.1	$497.8

Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 59% and 57% of total inventories as of July 2, 2016, and January 2, 2016, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of July 2, 2016, approximately 30% of the company’s U.S. inventory was accounted for using the FIFO method and 70% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three and six month periods ended July 2, 2016, or July 4, 2015.

Note 5: Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the six month period ended July 2, 2016, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of January 2, 2016	$253.1	$12.5	$524.5	$790.1
Currency translation	(0.3)	–	(1.6)	(1.9)

Balance as of July 2, 2016	$252.8	$12.5	$522.9	$788.2

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Additional disclosures related to other intangible assets are as follows:

	July 2, 2016		January 2, 2016
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$144.3	$(82.8)	$146.2	$(79.7)
Developed technology	18.3	(18.3)	18.9	(18.9)
Internally developed software	161.7	(111.9)	156.0	(105.6)
Patents	31.1	(21.5)	30.1	(20.9)
Trademarks	2.7	(1.8)	2.6	(1.7)
Other	7.5	(2.2)	7.6	(1.9)

Total	365.6	(238.5)	361.4	(228.7)
Non-amortized trademarks	62.1	–	62.3	–

Total other intangible assets	$427.7	$(238.5)	$423.7	$(228.7)

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2016, the results of which did not result in any impairment. Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of July 2, 2016, the company had no accumulated impairment losses.

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

The aggregate amortization expense was $6.2 million and $12.3 million for the respective three and six month periods ended July 2, 2016, and $6.2 million and $12.4 million for the respective three and six month periods ended July 4, 2015. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $23.5 million in 2016, $20.8 million in 2017, $18.4 million in 2018, $16.2 million in 2019, $14.0 million in 2020, and $12.3 million in 2021.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 6: Exit and Disposal Activities

Snap-on recorded $0.9 million of costs for exit and disposal activities in the three and six month periods ended July 2, 2016, as follows:

Three and Six Months Ended
(Amounts in millions)	July 2, 2016
Exit and disposal costs:
Repair Systems & Information Group:
Cost of goods sold	$0.8
Operating expenses	0.1

Total exit and disposal costs	$0.9

The $0.9 million of costs incurred during the three and six month periods ended July 2, 2016, qualified for accrual treatment. Snap-on did not record any costs for exit and disposal activities in the three and six month periods ended July 4, 2015.

Snap-on’s exit and disposal accrual activity for the first and second quarters of 2016 is as follows:

	Balance at	First Quarter		Balance at	Second Quarter		Balance at
(Amounts in millions)	January 2, 2016	Provision	Usage	April 2, 2016	Provision	Usage	July 2, 2016
Severance costs:
Commercial & Industrial Group	$0.3	$–	$(0.1)	$0.2	$–	$–	$0.2
Repair Systems & Information Group	3.8	–	(0.8)	3.0	0.9	(0.4)	3.5

Total	$4.1	$–	$(0.9)	$3.2	$0.9	$(0.4)	$3.7

The company expects that the majority of the $3.7 million exit and disposal accrual as of July 2, 2016, will be utilized in the balance of 2016; approximately $0.6 million of the exit and disposal accrual will extend into 2017 for longer-term severance obligations. Snap-on expects to fund the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 7: Income Taxes

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 31.0% and 32.0% in the first six months of 2016 and 2015, respectively. The effective tax rate for the first six months of 2016 included tax benefits from the reversal of deferred tax asset valuation allowances that are now expected to be realized in future years, as well as tax benefits associated with the adoption of ASU No. 2016-09; these tax benefits were partially offset by tax contingency reserves established for certain non-U.S. tax audits. The effective tax rate for the first six months of 2015 included tax benefits associated with distributions from certain non-U.S. subsidiaries, partially offset by a tax assessment in a foreign jurisdiction.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease by a range of zero to $5.4 million. Over the next 12 months, Snap-on anticipates taking certain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase by a range of zero to $1.1 million over the next 12 months for uncertain tax positions expected to be taken in future tax filings.

Note 8: Short-term and Long-term Debt

Short-term and long-term debt as of July 2, 2016, and January 2, 2016, consisted of the following:

(Amounts in millions)	July 2, 2016	January 2, 2016
5.50% unsecured notes due 2017	$150.0	$150.0
4.25% unsecured notes due 2018	250.0	250.0
6.70% unsecured notes due 2019	200.0	200.0
6.125% unsecured notes due 2021	250.0	250.0
Other debt*	39.6	30.1

	889.6	880.1

Less: notes payable and current maturities of long-term debt	(174.4)	(18.4)

Total long-term debt	$715.2	$861.7

* Includes fair value adjustments related to interest rate swaps.

Notes payable and current maturities of long-term debt of $174.4 million as of July 2, 2016, included $150.0 million of 5.50% unsecured notes that mature on January 15, 2017 (the “2017 Notes”) and $24.4 million of other notes. As of 2015 year end, notes payable totaled $18.4 million. As of 2015 year end, the 2017 Notes were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheet as their scheduled maturity was in excess of one year of the 2015 year-end balance sheet date. There were no commercial paper borrowings outstanding as of July 2, 2016, or January 2, 2016.

Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of July 2, 2016. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of July 2, 2016, the company’s actual ratios of 0.22 and 0.89, respectively, were both within the permitted ranges set forth in this financial covenant.

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

As of July 2, 2016, Snap-on had $96.6 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $58.8 million in euros, $28.3 million in Swedish kronor, $23.7 million in British pounds, $7.4 million in Singapore dollars, $6.5 million in South Korean won, $6.4 million in Hong Kong dollars, $4.1 million in Mexican pesos, $3.1 million in Taiwan dollars, and $7.2 million in other currencies, and sell contracts comprised of $18.0 million in Japanese yen, $16.9 million in Canadian dollars, $3.9 million in Australian dollars, $3.4 million in Brazilian real, and $6.7 million in other currencies. As of 2015 year end, Snap-on had $98.3 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $52.0 million in euros, $31.4 million in British pounds, $23.4 million in Swedish kronor, $12.9 million in Singapore dollars, $6.2 million in South Korean won, $5.5 million in Mexican pesos and $8.7 million in other currencies, and sell contracts comprised of $18.4 million in Canadian dollars, $9.7 million in Japanese yen, $4.2 million in Australian dollars and $9.5 million in other currencies.

Interest Rate Risk Management: Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements (“interest rate swaps”).

Snap-on enters into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100.0 million as of both July 2, 2016, and January 2, 2016.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on enters into treasury lock agreements (“treasury locks”) from time to time to manage the potential change in interest rates in anticipation of issuing fixed rate debt. Treasury locks are accounted for as cash flow hedges. The effective differentials paid or received on treasury locks related to the anticipated issuance of fixed rate debt are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. There were no treasury locks outstanding as of July 2, 2016, or January 2, 2016, and no treasury locks were settled during the first six months of 2016 or 2015.

Stock-based Deferred Compensation Risk Management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of July 2, 2016, Snap-on had equity forwards in place intended to manage market risk with respect to 127,400 shares of Snap-on common stock associated with its deferred compensation plans.

Fair Value Measurements: Snap-on has derivative assets and liabilities related to interest rate swaps, foreign currency forwards and equity forwards that are measured at Level 2 fair value on a recurring basis. The fair value of derivative instruments included within the Condensed Consolidated Balance Sheets as of July 2, 2016, and January 2, 2016, are as follows:

		July 2, 2016		January 2, 2016
(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$16.3	$–	$12.9	$–

Derivatives not designated as hedging instruments:
Foreign currency forwards	Prepaid expenses and other assets	$3.0	$–	$2.8	$–
Foreign currency forwards	Other accrued liabilities	–	7.6	–	5.9
Equity forwards	Prepaid expenses and other assets	20.1	–	18.5	–

Total		$23.1	$7.6	$21.3	$5.9

Total derivative instruments		$39.4	$7.6	$34.2	$5.9

As of July 2, 2016, and January 2, 2016, the fair value adjustment to long-term debt related to the interest rate swaps was $16.3 million and $12.9 million, respectively.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Equity forwards are valued using a market approach based primarily on the company’s stock price at the reporting date. The company did not have any derivative assets or liabilities measured at Level 1 or Level 3, nor did it implement any changes in its valuation techniques as of and for the six month period ended July 2, 2016.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The effect of derivative instruments designated as fair value hedges as included in the Condensed Consolidated Statements of Earnings is as follows:

		Effective Portion of Gain Recognized in Income
		Three months ended		Six months ended
(Amounts in millions)	Statement of Earnings Presentation	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Derivatives designated as fair value hedges:
Interest rate swaps	Interest expense	$0.8	$1.0	$1.5	$2.0

The effect of derivative instruments designated as cash flow hedges as included in Accumulated OCI on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Earnings is as follows:

	Effective Portion of Gain Recognized in Accumulated OCI Three months ended		Statement of Earnings Presentation	Effective Portion of Gain Reclassified from Accumulated OCI into Income Three months ended
(Amounts in millions)	July 2, 2016	July 4, 2015		July 2, 2016	July 4, 2015
Derivatives designated as cash flow hedges:
Treasury locks	$–	$–	Interest expense	$0.1	$0.1

	Effective Portion of Gain Recognized in Accumulated OCI Six months ended		Statement of Earnings Presentation	Effective Portion of Gain Reclassified from Accumulated OCI into Income Six months ended
(Amounts in millions)	July 2, 2016	July 4, 2015		July 2, 2016	July 4, 2015
Derivatives designated as cash flow hedges:
Treasury locks	$–	$–	Interest expense	$0.2	$0.2

The effects of derivative instruments not designated as hedging instruments as included in the Condensed Consolidated Statements of Earnings are as follows:

		Gain (Loss) Recognized in Income
		Three months ended		Six months ended
(Amounts in millions)	Statement of Earnings Presentation	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other income (expense) – net	$(5.0)	$4.1	$(4.2)	$(10.9)
Equity forwards	Operating expenses	(0.1)	1.7	(0.7)	3.2

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on’s foreign currency forwards are typically not designated as hedges for financial reporting purposes. The fair value changes of foreign currency forwards not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. The $5.0 million derivative loss recognized in the second quarter of 2016 was more than offset by transaction gains on net exposures of $6.0 million, resulting in a net foreign exchange gain of $1.0 million for the quarter. The $4.1 million derivative gain recognized in the second quarter of 2015 was more than offset by transaction losses on net exposures of $4.8 million, resulting in a net foreign exchange loss of $0.7 million for the quarter. The $4.2 million derivative loss recognized in the first six months of 2016 was more than offset by transaction gains on net exposures of $4.3 million, resulting in a 2016 year-to-date net foreign exchange gain of $0.1 million. The $10.9 million derivative loss recognized in the first six months of 2015 was largely offset by transaction gains on net exposures of $9.4 million, resulting in a 2015 year-to-date net foreign exchange loss of $1.5 million. The resulting net foreign exchange gains and losses are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 15 for additional information on “Other income (expense) – net.”

Snap-on’s equity forwards are not designated as hedges for financial reporting purposes. Fair value changes of both the equity forwards and related stock-based (mark-to-market) deferred compensation liabilities are reported in “Operating expenses” on the accompanying Condensed Consolidated Statements of Earnings. The $0.1 million derivative loss recognized in the second quarter of 2016 was offset by $0.1 million of mark-to-market deferred compensation benefit. The $1.7 million derivative gain recognized in the second quarter of 2015 was offset by $1.7 million of mark-to-market deferred compensation expense. The $0.7 million derivative loss recognized in the first six months of 2016 was more than offset by a mark-to-market deferred compensation benefit of $1.1 million. The $3.2 million derivative gain recognized in the first six months of 2015 was largely offset by $3.1 million of mark-to-market deferred compensation expense.

As of July 2, 2016, the maximum maturity date of any fair value hedge was five years. During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $0.2 million after tax at the time the underlying hedge transactions are realized.

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

Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	July 2, 2016		January 2, 2016
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,331.7	$1,536.7	$1,220.0	$1,381.9
Contract receivables – net	353.0	392.1	348.7	380.2

Long-term debt, notes payable and current maturities of long-term debt	889.6	984.7	880.1	961.1

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

Note 10: Pension Plans

Snap-on’s net periodic pension cost included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Service cost	$4.8	$4.9	$9.7	$10.1
Interest cost	14.4	13.6	28.4	26.8
Expected return on plan assets	(20.7)	(20.3)	(40.4)	(39.7)
Amortization of unrecognized loss	8.5	10.5	15.7	19.4
Amortization of prior service credit	(0.3)	(0.2)	(0.6)	(0.4)

Net periodic pension cost	$6.7	$8.5	$12.8	$16.2

Snap-on intends to make contributions of $7.4 million to its foreign pension plans and $2.0 million to its domestic pension plans in 2016, as required by law. In the first six months of 2016, Snap-on made $30.8 million of cash contributions to its domestic pension plans consisting of (i) $30.0 million of discretionary contributions; and (ii) $0.8 million of required contributions. Depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in 2016.

Note 11: Postretirement Health Care Plans

Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Interest cost	$0.5	$0.6	$1.1	$1.1
Expected return on plan assets	(0.2)	(0.3)	(0.4)	(0.5)
Amortization of unrecognized loss	0.1	0.1	–	0.2

Net periodic postretirement health care cost	$0.4	$0.4	$0.7	$0.8

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 12: Stock-based Compensation and Other Stock Plans

The 2011 Incentive Stock and Awards Plan, as amended and restated as of April 30, 2015 (the “2011 Plan”), provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan will continue until exercised, vested, forfeited or expired. As of July 2, 2016, the 2011 Plan had 4,094,493 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.

Net stock-based compensation expense was $8.4 million and $14.2 million for the respective three and six month periods ended July 2, 2016, and $11.6 million and $23.1 million for the respective three and six month periods ended July 4, 2015. Cash received from stock purchase and option plan exercises during the three and six month periods ended July 2, 2016, totaled $18.5 million and $28.4 million, respectively. Cash received from stock purchase and option plan exercises during the three and six month periods ended July 4, 2015, totaled $22.0 million and $36.5 million, respectively. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $2.9 million and $13.1 million for the respective three and six month periods ended July 2, 2016, and $4.2 million and $19.3 million for the respective three and six month periods ended July 4, 2015.

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

The following weighted-average assumptions were used in calculating the fair value of stock options granted during the six month periods ended July 2, 2016, and July 4, 2015, using the Black-Scholes valuation model; there were no stock options granted during the three month periods ended July 2, 2016, or July 4, 2015:

	Six Months Ended
	July 2, 2016	July 4, 2015
Expected term of option (in years)	5.05	4.76
Expected volatility factor	22.17%	24.13%
Expected dividend yield	1.77%	2.04%
Risk-free interest rate	1.04%	1.38%

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

A summary of stock option activity as of and for the six month period ended July 2, 2016, is presented below:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 2, 2016	2,811	$88.62
Granted	644	138.04
Exercised	(225)	77.32
Forfeited or expired	(24)	132.68

Outstanding at July 2, 2016	3,206	99.00	6.9	$189.2

Exercisable at July 2, 2016	1,967	75.89	5.7	161.5

* Weighted-average

The weighted-average grant date fair value of options granted during the six month periods ended July 2, 2016, and July 4, 2015, was $22.99 and $25.65, respectively. The intrinsic value of options exercised was $5.0 million and $17.4 million during the respective three and six month periods ended July 2, 2016, and $10.9 million and $30.2 million during the respective three and six month periods ended July 4, 2015. The fair value of stock options vested was $12.7 million and $9.9 million during the respective six month periods ended July 2, 2016, and July 4, 2015.

As of July 2, 2016, there was $23.6 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

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

The fair value of performance awards is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of performance awards granted during the six month periods ended July 2, 2016, and July 4, 2015, was $138.89 and $139.06, respectively. Performance share units related to 94,186 shares and 130,764 shares were paid out during the respective six month periods ended July 2, 2016, and July 4, 2015. Earned performance share units are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Changes to the company’s non-vested performance awards during the six month period ended July 2, 2016, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at January 2, 2016	265	$124.16
Granted	90	138.89
Vested	–	–
Cancellations and other	(12)	113.79

Non-vested performance awards at July 2, 2016	343	128.44

* Weighted-average

As of July 2, 2016, there was $20.4 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 1.8 years.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the six month periods ended July 2, 2016, and July 4, 2015, using the Black-Scholes valuation model; there were no stock-settled SARs granted during the three month periods ended July 2, 2016, or July 4, 2015:

	Six Months Ended
	July 2, 2016	July 4, 2015
Expected term of stock-settled SARs (in years)	4.03	4.72
Expected volatility factor	20.09%	23.67%
Expected dividend yield	1.66%	2.04%
Risk-free interest rate	1.11%	1.50%

Changes to the company’s stock-settled SARs during the six month period ended July 2, 2016, are as follows:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 2, 2016	269	$113.70
Granted	101	138.05
Exercised	(10)	88.38
Forfeited or expired	(18)	99.85

Outstanding at July 2, 2016	342	122.47	8.3	$12.1

Exercisable at July 2, 2016	142	104.05	7.4	7.6

* Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the six month periods ended July 2, 2016, and July 4, 2015, was $19.47 and $25.36, respectively. The intrinsic value of stock-settled SARs exercised was $0.3 million and $0.7 million during the respective three and six month periods ended July 2, 2016, and $0.4 million and $0.7 million during the respective three and six month periods ended July 4, 2015. The fair value of stock-settled SARs vested during the six month periods ended July 2, 2016, and July 4, 2015, was $2.1 million and $1.4 million, respectively.

As of July 2, 2016, there was $3.5 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the six month periods ended July 2, 2016, and July 4, 2015, using the Black-Scholes valuation model; no cash-settled SARs were granted during the three month periods ended July 2, 2016, or July 4, 2015:

	Six Months Ended
	July 2, 2016	July 4, 2015
Expected term of cash-settled SARs (in years)	3.68	3.62
Expected volatility factor	19.20%	23.08%
Expected dividend yield	1.60%	1.85%
Risk-free interest rate	0.71%	1.01%

The intrinsic value of cash-settled SARs exercised was $0.3 million and $0.8 million during the respective three and six month periods ended July 2, 2016, and $6.6 million and $10.0 million during the respective three and six month periods ended July 4, 2015. The fair value of cash-settled SARs vested during the six month periods ended July 2, 2016, and July 4, 2015, was $0.2 million and $4.2 million, respectively.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Changes to the company’s non-vested cash-settled SARs during the six month period ended July 2, 2016, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at January 2, 2016	7	$51.71
Granted	4	28.76
Vested	(4)	49.48

Non-vested cash-settled SARs at July 2, 2016	7	30.24

* Weighted-average

As of July 2, 2016, there was $0.2 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

Restricted Stock Awards – Non-employee Directors

The company awarded 7,145 shares and 8,640 shares of restricted stock to non-employee directors in the first six months of 2016 and 2015, respectively. The fair value of the restricted stock awards is expensed over a one year vesting period based on the fair value on the date of grant. All restrictions for the restricted stock generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.

Employee Stock Purchase Plan

Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For the six months ended July 2, 2016, and July 4, 2015, issuances under this plan totaled 27,156 shares and 57,324 shares, respectively. As of July 2, 2016, shares reserved for issuance under this plan totaled 780,563 shares and Snap-on held participant contributions of approximately $0.4 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. The company recognized compensation costs for plan participants of $0.1 million of expense and $0.1 million of benefit for the respective three and six month periods ended July 2, 2016, and $1.1 million and $2.1 million of expense for the respective three and six month periods ended July 4, 2015.

Franchisee Stock Purchase Plan

All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For the six months ended July 2, 2016, and July 4, 2015, issuances under this plan totaled 42,867 shares and 74,001 shares, respectively. As of July 2, 2016, shares reserved for issuance under this plan totaled 113,469 shares and Snap-on held participant contributions of approximately $0.7 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. The company recognized mark-to-market costs for plan participants of $0.1 million of expense and $0.4 million of benefit for the respective three and six month periods ended July 2, 2016, and $1.0 million and $2.2 million of expense for the respective three and six month periods ended July 4, 2015.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 13: Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Weighted-average common shares outstanding	58,103,518	58,114,681	58,108,014	58,123,538
Effect of dilutive securities	1,287,468	991,763	1,313,616	982,338

Weighted-average common shares outstanding, assuming dilution	59,390,986	59,106,444	59,421,630	59,105,876

The dilutive effect of the potential exercise of outstanding options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of July 2, 2016, there were 1,600 awards outstanding that were anti-dilutive; as of July 4, 2015, no outstanding awards were anti-dilutive. Performance-based equity awards do not affect the diluted earnings per share calculation until it is determined that the applicable performance metrics have been met.

Note 14: Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. Snap-on’s product warranty accrual activity for the three and six month periods ended July 2, 2016, and July 4, 2015, is as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Warranty reserve:
Beginning of period	$16.5	$17.1	$16.4	$17.3
Additions	3.0	3.9	6.0	7.6
Usage	(3.4)	(3.0)	(6.3)	(6.9)

End of period	$16.1	$18.0	$16.1	$18.0

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results of these legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 15: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Interest income	$0.2	$0.1	$0.3	$0.2
Net foreign exchange gain (loss)	1.0	(0.7)	0.1	(1.5)
Other	–	(0.1)	0.1	(0.1)

Total other income (expense) – net	$1.2	$(0.7)	$0.5	$(1.4)

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 16: Accumulated Other Comprehensive Income (Loss)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended July 2, 2016:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of April 2, 2016	$(98.6)	$0.6	$(242.1)	$(340.1)
Other comprehensive loss before reclassifications	(34.9)	–	–	(34.9)
Amounts reclassified from Accumulated OCI	–	(0.1)	5.3	5.2

Net other comprehensive income (loss)	(34.9)	(0.1)	5.3	(29.7)

Balance as of July 2, 2016	$(133.5)	$0.5	$(236.8)	$(369.8)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the first six months of fiscal 2016:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of January 2, 2016	$(118.5)	$0.7	$(246.4)	$(364.2)
Other comprehensive loss before reclassifications	(15.0)	–	–	(15.0)
Amounts reclassified from Accumulated OCI	–	(0.2)	9.6	9.4

Net other comprehensive income (loss)	(15.0)	(0.2)	9.6	(5.6)

Balance as of July 2, 2016	$(133.5)	$0.5	$(236.8)	$(369.8)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended July 4, 2015:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of April 4, 2015	$(104.0)	$0.9	$(236.1)	$(339.2)
Other comprehensive income before reclassifications	30.7	–	–	30.7
Amounts reclassified from Accumulated OCI	–	(0.1)	6.6	6.5

Net other comprehensive income (loss)	30.7	(0.1)	6.6	37.2

Balance as of July 4, 2015	$(73.3)	$0.8	$(229.5)	$(302.0)

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the first six months of fiscal 2015:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of January 3, 2015	$(7.7)	$1.0	$(241.5)	$(248.2)
Other comprehensive loss before reclassifications	(65.6)	–	–	(65.6)
Amounts reclassified from Accumulated OCI	–	(0.2)	12.0	11.8

Net other comprehensive income (loss)	(65.6)	(0.2)	12.0	(53.8)

Balance as of July 4, 2015	$(73.3)	$0.8	$(229.5)	$(302.0)

The reclassifications out of Accumulated OCI for the three and six month periods ended July 2, 2016, and July 4, 2015, are as follows:

	Amount Reclassified from Accumulated OCI
	Three Months Ended		Six Months Ended
Details about Accumulated OCI Components	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015	Statement of Earnings Presentation

(Amounts in millions)
Gains on cash flow hedges:
Treasury locks	$0.1	$0.1	$0.2	$0.2	Interest expense
Income tax expense	–	–	–	–	Income tax expense

Net of tax	0.1	0.1	0.2	0.2

Amortization of net unrecognized losses and prior service credits	(8.3)	(10.4)	(15.1)	(19.2)	See footnote below*
Income tax benefit	3.0	3.8	5.5	7.2	Income tax expense

Net of tax	(5.3)	(6.6)	(9.6)	(12.0)

Total reclassifications for the period, net of tax	$(5.2)	$(6.5)	$(9.4)	$(11.8)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 10 and Note 11 for further information.

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

Financial data by segment was as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales:
Commercial & Industrial Group	$285.7	$295.8	$572.7	$593.3
Snap-on Tools Group	416.7	398.7	819.2	776.9
Repair Systems & Information Group	295.2	277.4	574.0	549.7

Segment net sales	997.6	971.9	1,965.9	1,919.9
Intersegment eliminations	(125.3)	(120.1)	(259.4)	(240.3)

Total net sales	$872.3	$851.8	$1,706.5	$1,679.6
Financial Services revenue	69.3	58.7	135.6	116.1

Total revenues	$941.6	$910.5	$1,842.1	$1,795.7

Operating earnings:
Commercial & Industrial Group	$39.3	$42.2	$80.4	$86.2
Snap-on Tools Group	76.3	68.0	143.0	127.8
Repair Systems & Information Group	74.5	67.7	143.5	131.6
Financial Services	49.5	41.4	96.5	81.7

Segment operating earnings	239.6	219.3	463.4	427.3
Corporate	(23.7)	(27.1)	(45.1)	(56.9)

Operating earnings	$215.9	$192.2	$418.3	$370.4
Interest expense	(12.9)	(12.9)	(26.0)	(25.9)
Other income (expense) – net	1.2	(0.7)	0.5	(1.4)

Earnings before income taxes and equity earnings	$204.2	$178.6	$392.8	$343.1

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

(Amounts in millions)	July 2, 2016	January 2, 2016
Assets:
Commercial & Industrial Group	$920.1	$901.6
Snap-on Tools Group	658.8	646.7
Repair Systems & Information Group	1,057.2	1,041.6
Financial Services	1,690.5	1,572.4

Total assets from reportable segments	$4,326.6	$4,162.3
Corporate	240.8	203.6
Elimination of intersegment receivables	(62.3)	(34.8)

Total assets	$4,505.1	$4,331.1

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

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain value through its Snap-on Value Creation Processes, including its ability to realize efficiencies and savings from its rapid continuous improvement and other cost reduction initiatives, improve workforce productivity, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues. These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby help improve their sales and profitability, introduce successful new products, successfully pursue, complete and integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the effects of external negative factors, including adverse developments in world financial markets, weakness in certain areas of the global economy (including as a result of the United Kingdom’s vote to exit the European Union), and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, changes in tax rates and regulations, and the impact of energy and raw material supply and pricing, including steel and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and its implementation), continuing and potentially increasing required contributions to pension and postretirement plans, the impacts of non-strategic business and/or product line rationalizations, and the effects on business as a result of new legislation, regulations or government-related developments or issues, risks associated with data security and technological systems and protections, and other world or local events outside Snap-on’s control, including terrorist disruptions. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

In addition, investors should be aware that generally accepted accounting principles in the United States of America (“U.S. GAAP” or “GAAP”) prescribe when a company should reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results, therefore, may appear to be volatile in certain accounting periods.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

RESULTS OF OPERATIONS

Results of operations for the three month periods ended July 2, 2016, and July 4, 2015, are as follows:

	Three Months Ended
(Amounts in millions)	July 2, 2016		July 4, 2015		Change
Net sales	$872.3	100.0%	$851.8	100.0%	$20.5	2.4%
Cost of goods sold	(441.0)	-50.6%	(432.8)	-50.8%	(8.2)	-1.9%

Gross profit	431.3	49.4%	419.0	49.2%	12.3	2.9%
Operating expenses	(264.9)	-30.3%	(268.2)	-31.5%	3.3	1.2%

Operating earnings before financial services	166.4	19.1%	150.8	17.7%	15.6	10.3%

Financial services revenue	69.3	100.0%	58.7	100.0%	10.6	18.1%
Financial services expenses	(19.8)	-28.6%	(17.3)	-29.5%	(2.5)	-14.5%

Operating earnings from financial services	49.5	71.4%	41.4	70.5%	8.1	19.6%

Operating earnings	215.9	22.9%	192.2	21.1%	23.7	12.3%
Interest expense	(12.9)	-1.3%	(12.9)	-1.4%	–	–
Other income (expense) – net	1.2	0.1%	(0.7)	-0.1%	1.9	NM

Earnings before income taxes and equity earnings	204.2	21.7%	178.6	19.6%	25.6	14.3%
Income tax expense	(62.2)	-6.6%	(56.2)	-6.2%	(6.0)	-10.7%

Earnings before equity earnings	142.0	15.1%	122.4	13.4%	19.6	16.0%
Equity earnings, net of tax	1.4	0.1%	0.6	0.1%	0.8	NM

Net earnings	143.4	15.2%	123.0	13.5%	20.4	16.6%

Net earnings attributable to noncontrolling interests	(3.3)	-0.3%	(3.0)	-0.3%	(0.3)	-10.0%

Net earnings attributable to Snap-on Inc.	$140.1	14.9%	$120.0	13.2%	$20.1	16.8%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $872.3 million in the second quarter of 2016 increased $20.5 million, or 2.4%, from 2015 levels, including $10.2 million of unfavorable foreign currency translation and $5.9 million of acquisition-related sales. Organic sales (a non-GAAP financial measure that excludes acquisition-related sales and the impacts of foreign currency translation) in the second quarter of 2016 increased $24.8 million, or 2.9%, from 2015 levels. Snap-on has significant international operations and is subject to risks inherent with foreign operations, including foreign currency translation fluctuations.

References in this Form 10-Q to “organic sales” refer to sales from continuing operations calculated in accordance with U.S. GAAP, excluding acquisition-related sales and the impact of foreign currency translation. Management evaluates the company’s sales performance based on organic sales growth, which primarily reflects growth from the company’s existing businesses as a result of increased output, customer base and geographic expansion, new product development and/or pricing, and excludes sales contributions from acquired operations the company did not own as of the comparable prior-year reporting period. The company’s organic sales disclosures also exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying growth trends in our businesses and facilitating comparisons of our sales performance with prior periods.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Gross profit of $431.3 million in the second quarter of 2016 compared to $419.0 million last year. Gross margin (gross profit as a percentage of net sales) of 49.4% in the quarter increased 20 basis points (100 basis points (“bps”) equals 1.0 percent) from 49.2% last year as benefits from higher sales and savings from the company’s “Rapid Continuous Improvement” or “RCI initiatives” were partially offset by 40 bps of unfavorable foreign currency effects. Restructuring costs included in gross profit were $0.8 million and zero in the respective second quarters of 2016 and 2015.

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

Operating expenses of $264.9 million in the second quarter of 2016 compared to $268.2 million last year. The operating expense margin (operating expenses as a percentage of net sales) of 30.3% in the quarter improved 120 bps from 31.5% last year primarily due to sales volume leverage and savings from RCI initiatives, benefits (50 bps) from lower stock-based (mark-to-market) compensation and other expenses, including lower costs associated with the company’s employee and franchisee stock purchase plans, and lower pension expense (20 bps). Restructuring costs included in operating expenses were $0.1 million and zero in the respective second quarters of 2016 and 2015.

Operating earnings before financial services of $166.4 million in the second quarter of 2016, including $6.1 million of unfavorable foreign currency effects, increased $15.6 million, or 10.3%, as compared to $150.8 million last year. As a percentage of net sales, operating earnings before financial services of 19.1% in the quarter improved 140 bps from 17.7% last year.

Financial services revenue of $69.3 million in the second quarter of 2016 compared to revenue of $58.7 million last year. Financial services operating earnings of $49.5 million in the second quarter of 2016, including $0.3 million of unfavorable foreign currency effects, increased $8.1 million, or 19.6%, as compared to $41.4 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.

Operating earnings of $215.9 million in the second quarter of 2016, including $6.4 million of unfavorable foreign currency effects, increased $23.7 million, or 12.3%, from $192.2 million last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 22.9% in the quarter improved 180 bps from 21.1% last year.

Interest expense was $12.9 million in both the second quarters of 2016 and 2015. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was income of $1.2 million and expense of $0.7 million in the respective second quarters of 2016 and 2015. Other income (expense) – net reflects net gains and losses associated with hedging and currency exchange rate transactions, and interest income. See Note 15 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s second quarter effective income tax rate on earnings attributable to Snap-on was 31.0% in 2016 and 32.0% in 2015. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Net earnings attributable to Snap-on of $140.1 million, or $2.36 per diluted share, in the second quarter of 2016 increased $20.1 million, or $0.33 per diluted share, from 2015 levels. Net earnings attributable to Snap-on in the second quarter of 2015 were $120.0 million or $2.03 per diluted share.

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

Results of operations for the six month periods ended July 2, 2016, and July 4, 2015, are as follows:

	Six Months Ended
(Amounts in millions)	July 2, 2016		July 4, 2015		Change
Net sales	$1,706.5	100.0%	$1,679.6	100.0%	$26.9	1.6%
Cost of goods sold	(859.9)	-50.4%	(850.5)	-50.6%	(9.4)	-1.1%

Gross profit	846.6	49.6%	829.1	49.4%	17.5	2.1%
Operating expenses	(524.8)	-30.7%	(540.4)	-32.2%	15.6	2.9%

Operating earnings before financial services	321.8	18.9%	288.7	17.2%	33.1	11.5%

Financial services revenue	135.6	100.0%	116.1	100.0%	19.5	16.8%
Financial services expenses	(39.1)	-28.8%	(34.4)	-29.6%	(4.7)	-13.7%

Operating earnings from financial services	96.5	71.2%	81.7	70.4%	14.8	18.1%

Operating earnings	418.3	22.7%	370.4	20.6%	47.9	12.9%
Interest expense	(26.0)	-1.4%	(25.9)	-1.4%	(0.1)	-0.4%
Other income (expense) – net	0.5	–	(1.4)	-0.1%	1.9	NM

Earnings before income taxes and equity earnings	392.8	21.3%	343.1	19.1%	49.7	14.5%
Income tax expense	(119.8)	-6.5%	(108.0)	-6.0%	(11.8)	-10.9%

Earnings before equity earnings	273.0	14.8%	235.1	13.1%	37.9	16.1%
Equity earnings, net of tax	1.7	0.1%	1.1	–	0.6	NM

Net earnings	274.7	14.9%	236.2	13.1%	38.5	16.3%
Net earnings attributable to noncontrolling interests	(6.3)	-0.3%	(5.7)	-0.3%	(0.6)	-10.5%

Net earnings attributable to Snap-on Inc.	$268.4	14.6%	$230.5	12.8%	$37.9	16.4%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $1,706.5 million in the first six months of 2016 increased $26.9 million, or 1.6%, from 2015 levels, including $26.6 million of unfavorable foreign currency translation and $8.5 million of acquisition-related sales. Organic sales in the first six months of 2016 increased $45.0 million, or 2.7%, from 2015 levels. Snap-on has significant international operations and is subject to risks inherent with foreign operations, including foreign currency translation fluctuations.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Gross profit of $846.6 million in the first six months of 2016 compared to $829.1 million last year. Gross margin of 49.6% in 2016 improved 20 bps from 49.4% last year as benefits from higher sales and savings from RCI initiatives were partially offset by 40 bps of unfavorable foreign currency effects. Restructuring costs included in gross profit were $0.8 million and zero in the respective first six months of 2016 and 2015.

Operating expenses of $524.8 million in the first six months of 2016 compared to $540.4 million last year. The operating expense margin of 30.7% in 2016 improved 150 bps from 32.2% last year primarily due to sales volume leverage and savings from RCI initiatives, benefits (70 bps) from lower stock-based (mark-to-market) compensation and other expenses, including lower costs associated with the company’s employee and franchisee stock purchase plans, and lower pension expense (20 bps). Restructuring costs included in operating expenses were $0.1 million and zero in the respective first six months of 2016 and 2015.

Operating earnings before financial services of $321.8 million in the first six months of 2016, including $13.8 million of unfavorable foreign currency effects, increased $33.1 million, or 11.5%, as compared to $288.7 million last year. As a percentage of net sales, operating earnings before financial services of 18.9% improved 170 bps from 17.2% last year.

Financial services revenue of $135.6 million in the first six months of 2016 compared to revenue of $116.1 million last year. Financial services operating earnings of $96.5 million in 2016, including $0.7 million of unfavorable foreign currency effects, increased $14.8 million, or 18.1%, as compared to $81.7 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.

Operating earnings of $418.3 million in the first six months of 2016, including $14.5 million of unfavorable foreign currency effects, increased $47.9 million, or 12.9%, from $370.4 million last year. As a percentage of revenues, operating earnings of 22.7% improved 210 bps from 20.6% last year.

Interest expense of $26.0 million in the first six months of 2016 increased $0.1 million from $25.9 million last year. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was income of $0.5 million and expense of $1.4 million in the respective first six months of 2016 and 2015. See Note 15 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.

In the first six months of 2016 and 2015, Snap-on’s effective income tax rate on earnings attributable to Snap-on was 31.0% and 32.0%, respectively. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on of $268.4 million, or $4.52 per diluted share, in the first six months of 2016 increased $37.9 million, or $0.62 per diluted share, from 2015 levels. Net earnings attributable to Snap-on in the first six months of 2015 were $230.5 million or $3.90 per diluted share.

Exit and Disposal Activities

Snap-on recorded $0.9 million of costs for exit and disposal activities in the second quarter of 2016. Snap-on did not record any costs for exit and disposal activities in the first quarter of 2016 or in the first six months of 2015. See Note 6 to the Condensed Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

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

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	July 2, 2016		July 4, 2015		Change
External net sales	$216.9	75.9%	$231.4	78.2%	$(14.5)	-6.3%
Intersegment net sales	68.8	24.1%	64.4	21.8%	4.4	6.8%

Segment net sales	285.7	100.0%	295.8	100.0%	(10.1)	-3.4%
Cost of goods sold	(174.3)	-61.0%	(182.9)	-61.8%	8.6	4.7%

Gross profit	111.4	39.0%	112.9	38.2%	(1.5)	-1.3%
Operating expenses	(72.1)	-25.2%	(70.7)	-23.9%	(1.4)	-2.0%

Segment operating earnings	$39.3	13.8%	$42.2	14.3%	$(2.9)	-6.9%

Segment net sales of $285.7 million in the second quarter of 2016 decreased $10.1 million, or 3.4%, from 2015 levels. Excluding $4.2 million of unfavorable foreign currency translation, organic sales declined $5.9 million, or 2.0%, primarily due to a double-digit decline in sales to customers in critical industries, largely in the military and international aerospace market segments. These organic sales declines were partially offset by mid single-digit gains in the segment’s Asia/Pacific and power tools operations, and a low single-digit sales increase from the segment’s European-based hand tools business.

Segment gross profit of $111.4 million in the second quarter of 2016 compared to $112.9 million last year. Gross margin of 39.0% in the quarter improved 80 bps from 38.2% last year primarily due to savings from RCI and other cost reduction initiatives.

Segment operating expenses of $72.1 million in the second quarter of 2016 compared to $70.7 million last year. The operating expense margin of 25.2% in the quarter increased 130 bps from 23.9% last year primarily as a result of unfavorable sales volume leverage and 70 bps of higher costs, including costs associated with continued expansion initiatives in Asia.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

As a result of these factors, segment operating earnings of $39.3 million in the second quarter of 2016, including $1.0 million of unfavorable foreign currency effects, decreased $2.9 million from 2015 levels. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 13.8% in the second quarter of 2016 declined 50 bps from 14.3% last year.

	Six Months Ended
(Amounts in millions)	July 2, 2016		July 4, 2015		Change
External net sales	$431.4	75.3%	$465.4	78.4%	$(34.0)	-7.3%
Intersegment net sales	141.3	24.7%	127.9	21.6%	13.4	10.5%

Segment net sales	572.7	100.0%	593.3	100.0%	(20.6)	-3.5%
Cost of goods sold	(350.8)	-61.3%	(363.9)	-61.3%	13.1	3.6%

Gross profit	221.9	38.7%	229.4	38.7%	(7.5)	-3.3%
Operating expenses	(141.5)	-24.7%	(143.2)	-24.2%	1.7	1.2%

Segment operating earnings	$80.4	14.0%	$86.2	14.5%	$(5.8)	-6.7%

Segment net sales of $572.7 million in the first six months of 2016 decreased $20.6 million, or 3.5%, from 2015 levels. Excluding $10.9 million of unfavorable foreign currency translation, organic sales decreased $9.7 million, or 1.7%, primarily due to a double-digit decline in sales to customers in critical industries, largely in the military, natural resources (primarily oil and gas) and international aerospace market segments. These organic sales declines were partially offset by high single-digit gains in the segment’s Asia/Pacific and power tools operations, and a low single-digit sales increase from the segment’s European-based hand tools business.

Segment gross profit of $221.9 million in the first six months of 2016 compared to $229.4 million last year. Gross margin was 38.7% in both the first six months of 2016 and 2015.

Segment operating expenses of $141.5 million in the first six months of 2016 compared to $143.2 million last year. The operating expense margin of 24.7% in 2016 increased 50 bps from 24.2% last year primarily as a result of higher costs (40 bps), including costs associated with continued expansion initiatives in Asia.

As a result of these factors, segment operating earnings of $80.4 million in the first six months of 2016, including $3.2 million of unfavorable foreign currency effects, decreased $5.8 million from 2015 levels. Operating margin for the Commercial & Industrial Group of 14.0% in the first six months of 2016 declined 50 bps from 14.5% last year.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	July 2, 2016		July 4, 2015		Change
Segment net sales	$416.7	100.0%	$398.7	100.0%	$18.0	4.5%
Cost of goods sold	(234.6)	-56.3%	(222.2)	-55.7%	(12.4)	-5.6%

Gross profit	182.1	43.7%	176.5	44.3%	5.6	3.2%
Operating expenses	(105.8)	-25.4%	(108.5)	-27.2%	2.7	2.5%

Segment operating earnings	$76.3	18.3%	$68.0	17.1%	$8.3	12.2%

Segment net sales of $416.7 million in the second quarter of 2016 increased $18.0 million, or 4.5%, from 2015 levels. Excluding $4.7 million of unfavorable foreign currency translation, organic sales increased $22.7 million, or 5.8%, reflecting mid single-digit sales gains in both the company’s U.S. and international franchise operations.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment gross profit of $182.1 million in the second quarter of 2016 compared to $176.5 million last year. Gross margin of 43.7% in the quarter declined 60 bps from 44.3% last year primarily due to 80 bps of unfavorable foreign currency effects.

Segment operating expenses of $105.8 million in the second quarter of 2016 compared to $108.5 million last year. The operating expense margin of 25.4% in the quarter improved 180 bps from 27.2% last year primarily due to sales volume leverage and savings from RCI initiatives, as well as 20 bps of lower stock-based costs associated with the company’s franchisee stock purchase plan.

As a result of these factors, segment operating earnings of $76.3 million in the second quarter of 2016, including $4.1 million of unfavorable foreign currency effects, increased $8.3 million from 2015 levels. Operating margin for the Snap-on Tools Group of 18.3% in the second quarter of 2016 improved 120 bps from 17.1% last year.

	Six Months Ended
(Amounts in millions)	July 2, 2016		July 4, 2015		Change
Segment net sales	$819.2	100.0%	$776.9	100.0%	$42.3	5.4%
Cost of goods sold	(463.9)	-56.6%	(434.1)	-55.9%	(29.8)	-6.9%

Gross profit	355.3	43.4%	342.8	44.1%	12.5	3.6%
Operating expenses	(212.3)	-25.9%	(215.0)	-27.7%	2.7	1.3%

Segment operating earnings	$143.0	17.5%	$127.8	16.4%	$15.2	11.9%

Segment net sales of $819.2 million in the first six months of 2016 increased $42.3 million, or 5.4%, from 2015 levels. Excluding $10.7 million of unfavorable foreign currency translation, organic sales increased $53.0 million, or 6.9%, reflecting a high single-digit sales gain in the company’s U.S. franchise operations and a mid single-digit sales increase in the company’s international franchise operations.

Segment gross profit of $355.3 million in the first six months of 2016 compared to $342.8 million last year. Gross margin of 43.4% in 2016 declined 70 bps from 44.1% last year due to unfavorable foreign currency effects.

Segment operating expenses of $212.3 million in the first six months of 2016 compared to $215.0 million last year. The operating expense margin of 25.9% in 2016 improved 180 bps from 27.7% last year primarily due to sales volume leverage and savings from RCI initiatives, as well as 30 bps of lower stock-based costs associated with the company’s franchisee stock purchase plan.

As a result of these factors, segment operating earnings of $143.0 million in the first six months of 2016, including $8.3 million of unfavorable foreign currency effects, increased $15.2 million from 2015 levels. Operating margin for the Snap-on Tools Group of 17.5% in the first six months of 2016 improved 110 bps from 16.4% last year.

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	July 2, 2016		July 4, 2015		Change
External net sales	$238.7	80.9%	$221.7	79.9%	$17.0	7.7%
Intersegment net sales	56.5	19.1%	55.7	20.1%	0.8	1.4%

Segment net sales	295.2	100.0%	277.4	100.0%	17.8	6.4%
Cost of goods sold	(157.4)	-53.3%	(147.8)	-53.3%	(9.6)	-6.5%

Gross profit	137.8	46.7%	129.6	46.7%	8.2	6.3%
Operating expenses	(63.3)	-21.5%	(61.9)	-22.3%	(1.4)	-2.3%

Segment operating earnings	$74.5	25.2%	$67.7	24.4%	$6.8	10.0%

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Segment net sales of $295.2 million in the second quarter of 2016 increased $17.8 million, or 6.4%, from 2015 levels. Excluding $5.9 million of acquisition-related sales and $2.3 million of unfavorable foreign currency translation, organic sales increased $14.2 million or 5.2%. The organic sales increase reflects a mid single-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers, as well as mid single-digit increases in both sales of undercar equipment and sales to OEM dealerships.

Segment gross profit of $137.8 million in the second quarter of 2016 compared to $129.6 million last year. Gross margin was 46.7% in both the second quarters of 2016 and 2015. Restructuring costs included in gross profit were $0.8 million and zero in the respective second quarters of 2016 and 2015.

Segment operating expenses of $63.3 million in the second quarter of 2016 compared to $61.9 million last year. The operating expense margin of 21.5% improved 80 bps from 22.3% last year primarily due to sales volume leverage and savings from RCI initiatives. Restructuring costs included in operating expenses were $0.1 million and zero in the respective second quarters of 2016 and 2015.

As a result of these factors, segment operating earnings of $74.5 million in the second quarter of 2016, including $1.0 million of unfavorable foreign currency effects, increased $6.8 million from 2015 levels. Operating margin for the Repair Systems & Information Group of 25.2% in the second quarter of 2016 improved 80 bps from 24.4% last year.

	Six Months Ended
(Amounts in millions)	July 2, 2016		July 4, 2015		Change
External net sales	$455.9	79.4%	$437.3	79.6%	$18.6	4.3%
Intersegment net sales	118.1	20.6%	112.4	20.4%	5.7	5.1%

Segment net sales	574.0	100.0%	549.7	100.0%	24.3	4.4%
Cost of goods sold	(304.6)	-53.1%	(292.8)	-53.3%	(11.8)	-4.0%

Gross profit	269.4	46.9%	256.9	46.7%	12.5	4.9%
Operating expenses	(125.9)	-21.9%	(125.3)	-22.8%	(0.6)	-0.5%

Segment operating earnings	$143.5	25.0%	$131.6	23.9%	$11.9	9.0%

Segment net sales of $574.0 million in the first six months of 2016 increased $24.3 million, or 4.4%, from 2015 levels. Excluding $8.5 million of acquisition-related sales and $6.8 million of unfavorable foreign currency translation, organic sales increased $22.6 million or 4.2%. The organic sales increase reflects a mid single-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers, as well as mid single-digit increases in both sales of undercar equipment and sales to OEM dealerships.

Segment gross profit of $269.4 million in the first six months of 2016 compared to $256.9 million last year. Gross margin of 46.9% in 2016 improved 20 bps from 46.7% last year. Restructuring costs included in gross profit were $0.8 million and zero in the respective first six months of 2016 and 2015.

Segment operating expenses of $125.9 million in the first six months of 2016 compared to $125.3 million last year. The operating expense margin of 21.9% in 2016 improved 90 bps from 22.8% last year primarily due to sales volume leverage and savings from RCI initiatives. Restructuring costs included in operating expenses were $0.1 million and zero in the respective first six months of 2016 and 2015.

As a result of these factors, segment operating earnings of $143.5 million in the first six months of 2016, including $2.3 million of unfavorable foreign currency effects, increased $11.9 million from 2015 levels. Operating margin for the Repair Systems & Information Group of 25.0% in the first six months of 2016 improved 110 bps from 23.9% last year.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Financial Services

	Three Months Ended
(Amounts in millions)	July 2, 2016		July 4, 2015		Change
Financial services revenue	$69.3	100.0%	$58.7	100.0%	$10.6	18.1%
Financial services expenses	(19.8)	-28.6%	(17.3)	-29.5%	(2.5)	-14.5%

Segment operating earnings	$49.5	71.4%	$41.4	70.5%	$8.1	19.6%

Financial services revenue of $69.3 million in the second quarter of 2016 increased $10.6 million, or 18.1%, from $58.7 million last year. The $10.6 million increase in financial services revenue primarily reflects $10.4 million of higher revenue as a result of continued growth of the company’s financial services portfolio and $0.1 million of increased revenue from higher average yields on finance receivables. In the second quarters of 2016 and 2015, the respective average yield on finance receivables was 17.9% and 17.8%, and the respective average yield on contract receivables was 9.3% and 9.4%. Originations of $281.0 million in the second quarter of 2016 increased $27.6 million, or 10.9%, from 2015 levels.

Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for doubtful accounts. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses of $19.8 million in the second quarter of 2016 compared to financial services expenses of $17.3 million last year. As a percentage of the average financial services portfolio, financial services expenses were 1.2% in both the second quarters of 2016 and 2015.

Financial services operating earnings of $49.5 million in the second quarter of 2016, including $0.3 million of unfavorable foreign currency effects, increased $8.1 million, or 19.6%, from 2015 levels.

	Six Months Ended
(Amounts in millions)	July 2, 2016		July 4, 2015		Change
Financial services revenue	$135.6	100.0%	$116.1	100.0%	$19.5	16.8%
Financial services expenses	(39.1)	-28.8%	(34.4)	-29.6%	(4.7)	-13.7%

Segment operating earnings	$96.5	71.2%	$81.7	70.4%	$14.8	18.1%

Financial services revenue of $135.6 million in the first six months of 2016 increased $19.5 million, or 16.8%, from $116.1 million last year. The $19.5 million increase in financial services revenue primarily reflects $18.6 million of higher revenue as a result of continued growth of the company’s financial services portfolio and $0.7 million of increased revenue from higher average yields on finance receivables. In the first six months of 2016 and 2015, the respective average yield on finance receivables was 17.9% and 17.7%, and the respective average yield on contract receivables was 9.4% and 9.5%. Originations of $545.6 million in 2016 increased $61.5 million, or 12.7%, from 2015 levels.

Financial services expenses of $39.1 million in the first six months of 2016 compared to financial services expenses of $34.4 million last year. As a percentage of the average financial services portfolio, financial services expenses were 2.4% and 2.5% in the respective first six months of 2016 and 2015.

Financial services operating earnings of $96.5 million in the first six months of 2016, including $0.7 million of unfavorable foreign currency effects, increased $14.8 million, or 18.1%, from 2015 levels.

See Note 3 to the Condensed Consolidated Financial Statements for further information on financial services.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Corporate

Snap-on’s second quarter 2016 general corporate expenses of $23.7 million decreased $3.4 million from $27.1 million last year. The year-over-year decrease in general corporate expenses primarily reflects $2.5 million of lower stock-based compensation expense, $1.8 million of lower pension expense and $1.0 million of lower stock-based costs associated with the company’s employee stock purchase plan, partially offset by higher performance-based compensation and other expenses.

Snap-on’s general corporate expenses in the first six months of 2016 of $45.1 million decreased $11.8 million from $56.9 million last year. The year-over-year decrease in general corporate expenses primarily reflects $6.5 million of lower stock-based compensation expense, $3.4 million of lower pension expense and $2.2 million of lower stock-based costs associated with the company’s employee stock purchase plan.

Non-GAAP Supplemental Data

The following non-GAAP supplemental data is presented for informational purposes to provide readers with insight into the information used by management for assessing the operating performance of Snap-on Incorporated’s (“Snap-on”) non-financial services (“Operations”) and “Financial Services” businesses.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the three month periods ended July 2, 2016, and July 4, 2015, is as follows:

	Operations*		Financial Services
(Amounts in millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$872.3	$851.8	$–	$–
Cost of goods sold	(441.0)	(432.8)	–	–

Gross profit	431.3	419.0	–	–
Operating expenses	(264.9)	(268.2)	–	–

Operating earnings before financial services	166.4	150.8	–	–

Financial services revenue	–	–	69.3	58.7
Financial services expenses	–	–	(19.8)	(17.3)

Operating earnings from financial services	–	–	49.5	41.4

Operating earnings	166.4	150.8	49.5	41.4
Interest expense	(12.8)	(12.8)	(0.1)	(0.1)
Intersegment interest income (expense) – net	18.3	15.7	(18.3)	(15.7)
Other income (expense) – net	1.2	(0.7)	–	–

Earnings before income taxes and equity earnings	173.1	153.0	31.1	25.6
Income tax expense	(50.7)	(46.8)	(11.5)	(9.4)

Earnings before equity earnings	122.4	106.2	19.6	16.2
Financial services – net earnings attributable to Snap-on	19.6	16.2	–	–
Equity earnings, net of tax	1.4	0.6	–	–

Net earnings	143.4	123.0	19.6	16.2
Net earnings attributable to noncontrolling interests	(3.3)	(3.0)	–	–

Net earnings attributable to Snap-on	$140.1	$120.0	$19.6	$16.2

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the six month periods ended July 2, 2016, and July 4, 2015, is as follows:

	Operations*		Financial Services
(Amounts in millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$1,706.5	$1,679.6	$–	$–
Cost of goods sold	(859.9)	(850.5)	–	–

Gross profit	846.6	829.1	–	–
Operating expenses	(524.8)	(540.4)	–	–

Operating earnings before financial services	321.8	288.7	–	–

Financial services revenue	–	–	135.6	116.1
Financial services expenses	–	–	(39.1)	(34.4)

Operating earnings from financial services	–	–	96.5	81.7

Operating earnings	321.8	288.7	96.5	81.7
Interest expense	(25.8)	(25.7)	(0.2)	(0.2)
Intersegment interest income (expense) – net	35.6	30.7	(35.6)	(30.7)
Other income (expense) – net	0.5	(1.4)	–	–

Earnings before income taxes and equity earnings	332.1	292.3	60.7	50.8
Income tax expense	(97.4)	(89.3)	(22.4)	(18.7)

Earnings before equity earnings	234.7	203.0	38.3	32.1
Financial services – net earnings attributable to Snap-on	38.3	32.1	–	–
Equity earnings, net of tax	1.7	1.1	–	–

Net earnings	274.7	236.2	38.3	32.1
Net earnings attributable to noncontrolling interests	(6.3)	(5.7)	–	–

Net earnings attributable to Snap-on	$268.4	$230.5	$38.3	$32.1

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheet information as of July 2, 2016, and January 2, 2016, is as follows:

	Operations*		Financial Services
(Amounts in millions)	July 2, 2016	January 2, 2016	July 2, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$119.7	$92.7	$0.2	$0.1
Intersegment receivables	18.8	15.9	–	–
Trade and other accounts receivable – net	565.6	562.2	0.3	0.3
Finance receivables – net	–	–	463.5	447.3
Contract receivables – net	7.9	8.0	68.5	74.1
Inventories – net	507.1	497.8	–	–
Prepaid expenses and other assets	125.0	111.5	1.5	1.2

Total current assets	1,344.1	1,288.1	534.0	523.0

Property and equipment – net	417.2	412.1	1.3	1.4
Investment in Financial Services	270.9	251.8	–	–
Deferred income tax assets	40.0	40.6	21.6	19.8
Intersegment long-term notes receivable	489.4	398.7	–	–
Long-term finance receivables – net	–	–	868.2	772.7
Long-term contract receivables – net	11.3	12.1	265.3	254.5
Goodwill	788.2	790.1	–	–
Other intangibles – net	189.2	195.0	–	–
Other assets	58.1	49.9	0.1	1.0

Total assets	$3,608.4	$3,438.4	$1,690.5	$1,572.4

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Non-GAAP Supplemental Consolidating Data – Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	July 2, 2016	January 2, 2016	July 2, 2016	January 2, 2016
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$24.4	$18.4	$150.0	$–
Accounts payable	169.0	148.2	0.1	0.1
Intersegment payables	–	–	18.8	15.9
Accrued benefits	44.9	52.1	–	–
Accrued compensation	71.5	86.9	2.4	4.1
Franchisee deposits	68.9	64.4	–	–
Other accrued liabilities	300.3	277.4	28.5	25.0

Total current liabilities	679.0	647.4	199.8	45.1

Long-term debt and intersegment long-term debt	–	–	1,204.6	1,260.4
Deferred income tax liabilities	13.5	14.1	–	0.2
Retiree health care benefits	36.1	37.9	–	–
Pension liabilities	193.2	227.8	–	–
Other long-term liabilities	85.0	80.5	15.2	14.9

Total liabilities	1,006.8	1,007.7	1,419.6	1,320.6

Total shareholders’ equity attributable to Snap-on Inc.	2,583.6	2,412.7	270.9	251.8
Noncontrolling interests	18.0	18.0	–	–

Total equity	2,601.6	2,430.7	270.9	251.8

Total liabilities and equity	$3,608.4	$3,438.4	$1,690.5	$1,572.4

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations and collections of finance receivables, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for payments of interest and dividends, scheduled debt repayments, (including the repayment of $150.0 million of unsecured 5.50% notes, due January 15, 2017 (the “2017 Notes”)), new receivables originated by our financial services businesses, capital expenditures, working capital, restructuring activities, the funding of pension plans, and funding for share repurchases and acquisitions, as they arise. Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on July 15, 2016, Snap-on’s long-term debt and commercial paper were rated, respectively, A3 and P-2 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A- and F2 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.

As of July 2, 2016, working capital (current assets less current liabilities) of $999.3 million decreased $119.3 million from $1,118.6 million as of January 2, 2016 (fiscal 2015 year end), primarily as a result of the inclusion of the 2017 Notes in “Notes payable and current maturities of long-term debt.” As of January 2, 2016, the 2017 Notes were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheet as their scheduled maturity was in excess of one year of the 2015 year-end balance sheet date.

The following represents the company’s working capital position as of July 2, 2016, and January 2, 2016:

(Amounts in millions)	July 2, 2016	January 2, 2016
Cash and cash equivalents	$119.9	$92.8
Trade and other accounts receivable – net	565.9	562.5
Finance receivables – net	463.5	447.3
Contract receivables – net	76.4	82.1
Inventories – net	507.1	497.8
Prepaid expenses and other assets	119.6	106.3

Total current assets	1,852.4	1,788.8

Notes payable and current maturities of long-term debt	(174.4)	(18.4)
Accounts payable	(169.1)	(148.3)
Other current liabilities	(509.6)	(503.5)

Total current liabilities	(853.1)	(670.2)

Total working capital	$999.3	$1,118.6

Cash and cash equivalents of $119.9 million as of July 2, 2016, increased $27.1 million from 2015 year-end levels primarily due to (i) $341.4 million of cash from collections of finance receivables; (ii) $303.7 million of cash generated from operations, net of $30.0 million of discretionary cash contributions to the company’s domestic pension plans; and (iii) $28.4 million of cash proceeds from stock purchase and option plan exercises. These increases in cash and cash equivalents were partially offset by (i) the funding of $475.1 million of new finance receivables; (ii) dividend payments to shareholders of $70.9 million; (iii) the repurchase of 377,000 shares of the company’s common stock for $58.5 million; and (iv) the funding of $40.1 million of capital expenditures.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Of the $119.9 million of cash and cash equivalents as of July 2, 2016, $80.8 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. The repatriation of cash from certain foreign subsidiaries could have adverse net tax consequences on the company should Snap-on be required to pay and record U.S. income taxes and foreign withholding taxes on such funds. Alternatively, the repatriation of cash from certain other foreign subsidiaries could result in favorable net tax consequences for the company. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it does not incur unfavorable net tax consequences.

Trade and other accounts receivable – net of $565.9 million as of July 2, 2016, increased $3.4 million from 2015 year-end levels; excluding $1.4 million of currency translation impacts, trade and other accounts receivable – net increased $2.0 million. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 60 days at both July 2, 2016, and 2015 year end.

The current portions of net finance and contract receivables of $539.9 million as of July 2, 2016, compared to $529.4 million at 2015 year end. The long-term portions of net finance and contract receivables of $1,144.8 million as of July 2, 2016, compared to $1,039.3 million at 2015 year end. The combined $116.0 million increase in net current and long-term finance and contract receivables over 2015 year-end levels is primarily due to continued growth of the company’s financial services portfolio; excluding $2.4 million of currency translation impacts, the combined increase for these receivables over 2015 year-end levels was $118.4 million.

Inventories of $507.1 million as of July 2, 2016, increased $9.3 million from 2015 year-end levels; excluding $2.6 million of currency translation impacts, inventories increased $11.9 million primarily to support continued higher customer demand and new product introductions. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 3.4 turns and 3.5 turns as of July 2, 2016, and January 2, 2016, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 59% and 57% of total inventories as of July 2, 2016, and January 2, 2016, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $73.3 million as of both July 2, 2016, and January 2, 2016.

Notes payable and current maturities of long-term debt of $174.4 million as of July 2, 2016, included $150.0 million of the 2017 Notes and $24.4 million of other notes. As of 2015 year end, notes payable totaled $18.4 million. As of 2015 year end, the 2017 Notes were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheet as their scheduled maturity was in excess of one year of the 2015 year-end balance sheet date. There were no commercial paper borrowings outstanding as of July 2, 2016, or January 2, 2016.

Accounts payable of $169.1 million as of July 2, 2016, increased $20.8 million from 2015 year-end levels; excluding $0.4 million of currency translation impacts, accounts payable increased $21.2 million primarily due to the timing of payments.

Other accrued liabilities of $321.9 million as of July 2, 2016, increased $25.9 million from 2015 year-end levels; excluding $0.5 million of currency translation impacts, other accrued liabilities increased $26.4 million, primarily due to higher income tax accruals.

Long-term debt of $715.2 million as of July 2, 2016, consisted of (i) $250 million of unsecured 4.25% notes that mature in 2018; (ii) $200 million of unsecured 6.70% notes that mature in 2019; (iii) $250 million of unsecured 6.125% notes that mature in 2021; and (iv) $15.2 million of other long-term debt, including fair value adjustments related to interest rate swaps.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of July 2, 2016. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of July 2, 2016, the company’s actual ratios of 0.22 and 0.89, respectively, were both within the permitted ranges set forth in this financial covenant.

Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of July 2, 2016, Snap-on was in compliance with all covenants of its Credit Facility and other debt agreements.

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

Operating Activities

Net cash provided by operating activities was $303.7 million and $238.4 million in the first six months of 2016 and 2015, respectively. The $65.3 million year-over-year increase in net cash provided by operating activities primarily reflects higher net earnings in 2016 and net changes in operating assets and liabilities, including the impact of higher cash payments for income taxes.

Investing Activities

Net cash used by investing activities of $174.9 million in the first six months of 2016 included additions to, and collections of, finance receivables of $475.1 million and $341.4 million, respectively. Net cash used by investing activities of $144.9 million in the first six months of 2015 included additions to, and collections of, finance receivables of $416.0 million and $319.3 million, respectively. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with expected average payment terms of three years.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Capital expenditures in the first six months of 2016 and 2015 totaled $40.1 million and $45.8 million, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and Rapid Continuous Improvement. Capital expenditures in the first six months of 2015 also included $7.8 million to acquire a previously leased manufacturing facility located in the United Kingdom.

Financing Activities

Net cash used by financing activities was $101.9 million and $100.2 million in the first six months of 2016 and 2015, respectively.

Proceeds from stock purchase and option plan exercises totaled $28.4 million and $36.5 million in the respective first six months of 2016 and 2015. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes. In the first six months of 2016, Snap-on repurchased 377,000 shares of its common stock for $58.5 million under its previously announced share repurchase programs. In the first six months of 2015, Snap-on repurchased 580,000 shares of its common stock for $86.9 million under its previously announced share repurchase programs. As of July 2, 2016, Snap-on had remaining availability to repurchase up to an additional $220.8 million in common stock pursuant to its Board of Directors’ (the “Board”) authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any, in 2016.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $70.9 million and $61.7 million in the first six months of 2016 and 2015, respectively. On November 9, 2015, the Board increased the quarterly cash dividend by 15.1% to $0.61 per share ($2.44 per share per year). Snap-on believes that its cash generated from operations, available cash on hand and funds available from its credit facilities will be sufficient to pay dividends in 2016.

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of July 2, 2016.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market, Credit and Economic Risks

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. Snap-on is exposed to market risk from changes in interest rates and foreign currency exchange rates, including as a result of the recent weakening of the British pound vis-à-vis the U.S. dollar following the United Kingdom’s June 23, 2016 referendum vote to exit from the European Union. Snap-on is also exposed to market risk associated with the stock-based portion of its deferred compensation plans. Snap-on monitors its exposure to these risks and attempts to manage the underlying economic exposures through the use of financial instruments such as foreign currency forward contracts, interest rate swap agreements, treasury lock agreements and prepaid equity forward agreements (“equity forwards”). Snap-on does not use derivative instruments for speculative or trading purposes. Snap-on’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole. Snap-on’s management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of July 2, 2016, was $1.7 million on interest rate-sensitive financial instruments and $1.9 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

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

Economic Risk

Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. Snap-on continually monitors its exposure in these markets; for example, the company will be monitoring the potential effects of the United Kingdom’s June 23, 2016 referendum vote to exit from the European Union, although it is too soon to know what effects the results of the referendum will have on the world economy or the company. Inflation has not had a significant impact on the company.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 2, 2016. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of July 2, 2016, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended July 2, 2016, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the second quarter of fiscal 2016, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs *
04/03/16 to 04/30/16	50,000	$161.18	50,000	$229.4 million
05/01/16 to 05/28/16	130,000	$160.93	130,000	$228.0 million
05/29/16 to 07/02/16	40,000	$160.68	40,000	$220.8 million

Total/Average	220,000	$160.94	220,000	N/A

N/A: Not applicable

*

Subject to further adjustment pursuant to the 1996 Authorization described below, as of July 2, 2016, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board authorizations discussed below is $220.8 million.

•

In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $159.28, $162.55 and $158.00 per share of common stock as of the end of the respective fiscal 2016 months ended April 30, 2016, May 28, 2016, and July 2, 2016.

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

Other Purchases or Sales of Equity Securities

The following chart discloses information regarding transactions in shares of Snap-on’s common stock by Citibank, N.A. (“Citibank”) during the second quarter of 2016 pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.

Citibank Sales of Snap-on Stock

Period	Shares sold	Average price per share
04/03/16 to 04/30/16	–	–
05/01/16 to 05/28/16	5,900	$162.22
05/29/16 to 07/02/16	–	–

Total/Average	5,900	$162.22

Item 6: Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended July 2, 2016, and July 4, 2015; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 2, 2016, and July 4, 2015; (iii) Condensed Consolidated Balance Sheets as of July 2, 2016, and January 2, 2016; (iv) Condensed Consolidated Statements of Equity for the six months ended July 2, 2016, and July 4, 2015; (v) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2016, and July 4, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED

Date: July 21, 2016	/s/ Aldo J. Pagliari
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

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended July 2, 2016, and July 4, 2015; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 2, 2016, and July 4, 2015; (iii) Condensed Consolidated Balance Sheets as of July 2, 2016, and January 2, 2016; (iv) Condensed Consolidated Statements of Equity for the six months ended July 2, 2016, and July 4, 2015; (v) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2016, and July 4, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.