Form 10-K
period 2016-12-31
SNAP-ON Inc
filed 2017-02-09
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016, or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates (excludes 503,411 shares held by directors and executive officers) computed by reference to the price ($158.00) at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 2, 2016) was $9.1 billion.

The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of February 3, 2017, was 57,970,318 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in Snap-on’s Proxy Statement, which is expected to first be mailed to shareholders on or about March 10, 2017, prepared for the Annual Meeting of Shareholders scheduled for April 27, 2017.

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

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain value through its Snap-on Value Creation Processes, including its ability to realize efficiencies and savings from its rapid continuous improvement and other cost reduction initiatives, improve workforce productivity, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues. These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby help improve their sales and profitability, introduce successful new products, successfully pursue, complete and integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the effects of external negative factors, including adverse developments in world financial markets, weakness in certain areas of the global economy (including as a result of the United Kingdom’s vote to exit the European Union), and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, changes in tax rates and regulations, and the impact of energy and raw material supply and pricing, including steel and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and its ongoing implementation or reform), continuing and potentially increasing required contributions to pension and postretirement plans, the impacts of non-strategic business and/or product line rationalizations, and the effects on business as a result of new legislation, regulations or government-related developments or issues, risks associated with data security and technological systems and protections, and other world or local events outside Snap-on’s control, including terrorist disruptions. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

In addition, investors should be aware that generally accepted accounting principles in the United States of America (“GAAP”) prescribe when a company should reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results, therefore, may appear to be volatile in certain accounting periods.

Fiscal Year

Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. Unless otherwise indicated, references in this document to “fiscal 2016” or “2016” refer to the fiscal year ended December 31, 2016; references to “fiscal 2015” or “2015” refer to the fiscal year ended January 2, 2016; and references to “fiscal 2014” or “2014” refer to the fiscal year ended January 3, 2015. Snap-on’s 2016 and 2015 fiscal years each contained 52 weeks of operating results; Snap-on’s 2014 fiscal year contained 53 weeks of operating results. References in this document to 2016, 2015 and 2014 year end refer to December 31, 2016, January 2, 2016, and January 3, 2015, respectively.

2016 ANNUAL REPORT	3

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

Snap-on markets its products and brands worldwide through multiple sales distribution channels in more than 130 countries. Snap-on’s largest geographic markets include the United States, Europe, Canada and Asia/Pacific. Snap-on reaches its customers through the company’s franchisee, company-direct, distributor and internet channels. Snap-on originated the mobile tool distribution channel in the automotive repair market.

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

Snap-on’s primary customer segments include: (i) commercial and industrial customers, including professionals in critical industries and emerging markets; (ii) professional vehicle repair technicians who purchase products through the company’s worldwide mobile tool distribution network; and (iii) other professional customers related to vehicle repair, including owners and managers of independent and original equipment manufacturer (“OEM”) dealership service and repair shops (“OEM dealerships”). Snap-on’s Financial Services customer segment includes: (i) franchisees’ customers and certain other customers of Snap-on who require financing for the purchase or lease of tools and diagnostics and equipment products on an extended-term payment plan; and (ii) franchisees who require financing for business loans and vehicle leases.

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, including customers in the aerospace, natural resources, government, power generation, transportation and technical education market segments (collectively, “critical industries”), primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and OEM dealerships, through direct and distributor channels. Financial Services consists of the business operations of Snap-on Credit LLC (“SOC”), the company’s financial services business in the United States, and Snap-on’s other financial services subsidiaries in those international markets where Snap-on has franchise operations. See Note 18 to the Consolidated Financial Statements for information on business segments and foreign operations.

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

Recent Acquisitions

On November 16, 2016, Snap-on acquired Ryeson Corporation (d/b/a Sturtevant Richmont) for a preliminary cash purchase price of $12.9 million (or $12.5 million, net of cash acquired). The preliminary purchase price is subject to change based upon the finalization of a working capital adjustment that is expected to be completed in the first quarter of 2017. Sturtevant Richmont, based in Carol Stream, Illinois, designs, manufactures and distributes mechanical and electronic torque wrenches as well as wireless torque error proofing systems for a variety of industrial applications. The acquisition of Sturtevant Richmont enhanced and expanded Snap-on’s capabilities in providing solutions that address torque requirements, which are increasingly essential to critical mechanical performance. For segment reporting purposes, the results of operations and assets of Sturtevant Richmont have been included in the Commercial & Industrial Group since the acquisition date.

On October 31, 2016, Snap-on acquired Car-O-Liner Holding AB (“Car-O-Liner”) for a preliminary cash purchase price of $151.8 million (or $147.9 million, net of cash acquired). The preliminary purchase price is subject to change based upon the finalization of a working capital adjustment that is expected to be completed in the first quarter of 2017. Car-O-Liner, headquartered in Gothenburg, Sweden, designs and manufactures collision repair equipment, and information and truck alignment systems. The acquisition of Car-O-Liner complemented and increased Snap-on’s existing equipment and repair and service information product offerings, broadened its established capabilities in serving vehicle repair facilities and further expanded the company’s presence with repair shop owners and managers. For segment reporting purposes, substantially all of Car-O-Liner’s results of operations and assets have been included in the Repair Systems & Information Group since the acquisition date, with the remaining portions included in the Commercial & Industrial Group.

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

For segment reporting purposes, the results of operations and assets of Ecotechnics and Pro-Cut have been included in the Repair Systems & Information Group since the respective acquisition dates.

Pro forma financial information has not been presented for any of these acquisitions as the net effects, individually and collectively, were neither significant nor material to Snap-on’s results of operations or financial position.

2016 ANNUAL REPORT	5

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

Products and Services

Tools, Diagnostics and Repair Information, and Equipment

Snap-on offers a broad line of products and complementary services that are grouped into three product categories: (i) tools; (ii) diagnostics and repair information; and (iii) equipment. Further product line information is not presented as it is not practicable to do so. The following table shows the consolidated net sales of these product categories for the last three years:

	Net Sales
(Amounts in millions)	2016	2015	2014
Product Category:
Tools	$1,899.2	$1,910.1	$1,868.5
Diagnostics and repair information	748.2	689.6	689.5
Equipment	783.0	753.1	719.7

	$3,430.4	$3,352.8	$3,277.7

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

6	SNAP-ON INCORPORATED

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

ATI	Aircraft hand tools and machine tools

BAHCO	Saw blades, cutting tools, pruning tools, hand tools, power tools and tool storage

Blackhawk	Collision repair equipment

Blue-Point	Hand tools, power tools, tool storage, diagnostics, certain equipment and related accessories

Cartec	Safety testing, brake testers, test lane equipment, dynamometers, suspension testers, emission testers and other equipment

Car-O-Liner	Collision repair equipment, and information and truck alignment systems

CDI	Torque tools

Challenger	Vehicle lifts

Ecotechnics	Vehicle air conditioning service equipment

Fish and Hook	Saw blades, cutting tools, pruning tools, hand tools, power tools and tool storage

Hofmann	Wheel balancers, vehicle lifts, tire changers, wheel aligners, brake testers and test lane equipment

Irimo	Saw blades, cutting tools, hand tools, power tools and tool storage

John Bean	Wheel balancers, vehicle lifts, tire changers, wheel aligners, brake testers and test lane equipment

Josam	Heavy duty alignment and collision repair solutions

Lindström	Hand tools

Mitchell1	Repair and service information, shop management systems and business services

Nexiq	Diagnostic tools, information and program distributions for fleet and heavy duty equipment

Pro-Cut	On-car brake lathes, related equipment and accessories

Sandflex	Hacksaw blades, bandsaws, saw blades, hole saws and reciprocating saw blades

ShopKey	Repair and service information, shop management systems and business services

Sioux	Power tools

Sturtevant Richmont	Torque tools

Sun	Diagnostic tools, wheel balancers, vehicle lifts, tire changers, wheel aligners, air conditioning products and emission testers

TruckCam	Commercial OEM factory solutions

Williams	Hand tools, tool storage, certain equipment and related accessories

2016 ANNUAL REPORT	7

Financial Services

Snap-on also generates revenue from various financing programs that include: (i) installment sales and lease contracts arising from franchisees’ customers and certain other customers of Snap-on who require financing for the purchase or lease of tools and diagnostic and equipment products on an extended-term payment plan; and (ii) business loans and vehicle leases to franchisees. The decision to finance through Snap-on or another financing source is solely at the customer’s election. When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay, including the customers’ financial condition, debt-servicing ability, past payment experience, and credit bureau and proprietary Snap-on credit model information, as well as the value of the underlying collateral.

Snap-on offers financing through SOC and the company’s international finance subsidiaries in those markets where Snap-on has franchise operations. Financing revenue from contract originations is recognized over the life of the underlying contracts, with interest computed primarily on the average daily balances of the underlying contracts.

Sales and Distribution

Snap-on markets and distributes its products and related services principally to professional tool and equipment users around the world. The two largest market sectors are the vehicle service and repair sector and the industrial sector.

Vehicle Service and Repair Sector

The vehicle service and repair sector has three main customer groups: (i) professional technicians who purchase tools and diagnostic and equipment products for use in their work; (ii) other professional customers related to vehicle repair, including owners and managers of independent repair shops and OEM dealerships who purchase tools and diagnostic and equipment products for use by multiple technicians within a service or repair facility; and (iii) OEMs.

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

Industrial Sector

Snap-on markets its products and services globally to a broad cross-section of commercial and industrial customers, including maintenance and repair operations; manufacturing and assembly facilities; various government agencies, facilities and operations, including military operations; vocational and technical schools; aviation and aerospace operations; oil and gas developers; mining operations; energy and power generation; equipment fabricators and operators; railroad manufacturing and maintenance; customers in agriculture; infrastructure construction companies; and other customers that require instrumentation, service tools and/or equipment for their product and business needs.

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

The industrial sector is characterized by a highly competitive, cost-conscious environment, and a trend toward customers making many of their tool and equipment purchases through one integrated supplier. Industrial customers increasingly require specialized solutions that provide repeatability and reliability in performing tasks of consequence that are specific to the particular end market in which they operate. Snap-on believes it is a meaningful participant in the industrial tools and equipment market sector.

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

Snap-on charges nominal initial and ongoing monthly franchise fees. Franchise fee revenue, including nominal, non-refundable initial and ongoing monthly fees (primarily for sales and business training, and marketing and product promotion programs), is recognized as the fees are earned. Franchise fee revenue totaled $13.9 million, $12.7 million and $12.1 million in fiscal 2016, 2015 and 2014, respectively.

Snap-on also has a company-owned route program that is designed to: (i) provide another pool of potential field organization personnel; (ii) service customers in select new and/or open routes not currently serviced by franchisees; and (iii) allow Snap-on to pilot new sales and promotional ideas prior to introducing them to franchisees. As of 2016 year end, company-owned routes comprised less than 3% of the total route population; Snap-on may elect to increase or reduce the number of company-owned routes in the future.

In addition to its mobile van channel in the United States, Snap-on has replicated its U.S. franchise distribution model in certain other countries including the United Kingdom, Canada, Japan, Australia, Germany, Netherlands, South Africa, New Zealand, Belgium and Ireland. In many of these markets, as in the United States, purchase decisions are generally made or influenced by professional vehicle service technicians as well as repair shop owners and managers. As of 2016 year end, Snap-on’s worldwide route count was approximately 4,900, including approximately 3,500 routes in the United States.

Through SOC, financing is available to U.S. franchisees, including financing for van leases, working capital loans and loans to help enable new franchisees to fund the purchase of the franchise. In many international markets, Snap-on offers a variety of financing options to its franchisees and/or customer networks through its international finance subsidiaries. The decision to finance through Snap-on or another financing source is solely at the customer’s election.

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

Company Direct Sales

A significant proportion of shop equipment sales in North America under the John Bean, Hofmann, Blackhawk, Car-O-Liner, Challenger and Pro-Cut brands, diagnostic products under the Snap-on brand and information products under the Mitchell1 brand are made by direct and independent sales forces that have responsibility for national and other accounts. As the vehicle service and repair sector consolidates (with more business conducted by national chains and franchised service centers), Snap-on believes these larger organizations can be serviced most effectively by sales people who can demonstrate and sell the full line of diagnostic and equipment products and services. Snap-on also sells these products and services directly to OEMs and their franchised dealers.

2016 ANNUAL REPORT	9

Snap-on brand tools and equipment are marketed to industrial and governmental customers worldwide through both industrial sales associates and independent distributors. Selling activities focus on industrial customers whose main purchase criteria are quality and integrated solutions. As of 2016 year end, Snap-on had industrial sales associates and independent distributors primarily in the United States and in various European, Latin American, Middle Eastern, Asian and African countries, with the United States representing the majority of Snap-on’s total industrial sales.

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

Distributors

Sales of certain tools and equipment are made through independent distributors who purchase the items from Snap-on and resell them to end users. Hand tools sold under the BAHCO, Fish and Hook, Irimo, Lindström, CDI, ATI, Sioux, Sturtevant Richmont and Williams brands and trade names, for example, are sold through distributors in Europe, North and South America, Asia and certain other parts of the world. Wheel service and other vehicle service equipment are sold through distributors primarily under brands including Hofmann, John Bean, Car-O-Liner, Challenger, Pro-Cut, Cartec, Blackhawk and Ecotechnics. Diagnostic and equipment products are marketed through distributors in South America and Asia, and through both a direct sales force and distributors in Europe under the Snap-on, Sun and Blue-Point brands.

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

Snap-on believes it is a leading manufacturer and distributor of professional tools, tool storage, diagnostic and equipment products, and repair software and solutions, offering a broad line of these products to both vehicle service and industrial marketplaces. Various competitors target and sell to professional technicians in the vehicle service and repair sector through the mobile tool distribution channel. Snap-on also competes with companies that sell tools and equipment to vehicle service and repair technicians online and through retail stores, vehicle parts supply outlets and tool supply warehouses/distributorships. Within the power tools category and the industrial sector, Snap-on has various other competitors, including companies with offerings that overlap with other areas discussed herein. Major competitors selling diagnostics, shop equipment and information to vehicle dealerships and independent repair shops include OEMs and their proprietary electronic parts catalogs and diagnostics and information systems, and other companies that offer products serving this sector.

Raw Materials and Purchased Product

Snap-on’s supply of raw materials and purchased components are generally and readily available from numerous suppliers. Snap-on believes it has secured an ample supply of both bar and coil steel for the near future to ensure stable supply to meet material demands. The company does not currently anticipate experiencing any significant impact in 2017 from steel pricing or availability issues.

10	SNAP-ON INCORPORATED

Patents, Trademarks and Other Intellectual Property

Snap-on vigorously pursues and relies on patent protection to protect its intellectual property and position in its markets. As of 2016 year end, Snap-on and its subsidiaries held approximately 700 active and pending patents in the United States and approximately 1,600 active and pending patents outside of the United States. Sales relating to any single patent did not represent a material portion of Snap-on’s revenues in any of the last three years.

Examples of products that have features or designs that benefit from patent protection include wheel alignment systems, wheel balancers, tire changers, vehicle lifts, tool storage, tool control, collision measurement, test lanes, brake lathes, sealed ratchets, electronic torque instruments, ratcheting screwdrivers, emissions-sensing devices and diagnostic equipment.

Much of the technology used in the manufacture of vehicle service tools and equipment is in the public domain. Snap-on relies primarily on trade secret protection to protect proprietary processes used in manufacturing. Methods and processes are patented when appropriate. Copyright protection is also utilized when appropriate.

Trademarks used by Snap-on are of continuing importance to Snap-on in the marketplace. Trademarks have been registered in the United States and many other countries, and additional applications for trademark registrations are pending. Snap-on vigorously polices proper use of its trademarks. Snap-on’s right to manufacture and sell certain products is dependent upon licenses from others; however, these products under license do not represent a material portion of Snap-on’s net sales.

Domain names have become a valuable corporate asset for companies around the world, including Snap-on. Domain names often contain a trademark or service mark or even a corporate name and are often considered intellectual property. The recognition and value of the Snap-on name, trademark and domain name are core strengths of the company.

Snap-on strategically licenses the Snap-on brand to carefully selected manufacturing and distribution companies for items such as apparel, work boots, lighting and a variety of other goods, in order to further build brand awareness and market presence for the company’s strongest brand.

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

Employees

Snap-on employed approximately 12,100 people at the end of January 2017; Snap-on employed approximately 11,500 people at the end of January 2016. The year-over-year increase in employees primarily reflects the Car-O-Liner and Sturtevant Richmont acquisitions.

Approximately 2,800 employees, or 23% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. The number of covered union employees whose contracts expire over the next five years approximates 2,100 employees in 2017, 500 employees in 2018, and 200 employees in 2019; there are no contracts currently scheduled to expire in 2020 or 2021. In recent years, Snap-on has not experienced any significant work slowdowns, stoppages or other labor disruptions.

There can be no assurance that these and other future contracts with Snap-on’s unions will be renegotiated upon terms acceptable to Snap-on.

2016 ANNUAL REPORT	11

Working Capital

Most of Snap-on’s businesses are not seasonal and their inventory needs are relatively constant. Snap-on did not have a significant backlog of orders at 2016 year end. In recent years, Snap-on has been using its working capital to fund, in part, the continued growth of the company’s financial services portfolio and the acquisitions discussed above.

Snap-on’s liquidity and capital resources and use of working capital are discussed herein in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of 2016 year end, neither Snap-on nor any of its segments depend on any single customer, small group of customers or government for any material part of its revenues.

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

In June 2016, the United Kingdom voted in a referendum to exit the European Union (“Brexit”), which resulted in significant currency exchange rate fluctuations and volatility beginning late in the second quarter of fiscal 2016. Subject to parliamentary approval, the British government is expected to commence negotiations to determine the terms of Brexit. Given the lack of comparable precedent, the implications of Brexit, or how such implications might affect Snap-on, are unclear at this time. Brexit could, among other impacts, disrupt trade and the movement of goods, services and people between the United Kingdom and the European Union or other countries as well as create legal and global economic uncertainty. These and other potential implications could adversely affect our business and results of operations.

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

We use various energy sources to transport, produce and distribute products, and some of our products have components that are petroleum based. Petroleum and energy prices have periodically increased significantly over short periods of time; future volatility and changes may be caused by market fluctuations, supply and demand, currency fluctuations, production and transportation disruptions, world events and changes in governmental programs. Energy price increases raise both our operating costs and the costs of our materials, and we may not be able to increase our prices enough to offset these costs. Higher prices also may reduce the level of future customer orders and our profitability.

The performance of Snap-on’s mobile tool distribution business depends on the success of its franchisees.

Approximately 44% of our consolidated net revenues in 2016 were generated by the Snap-on Tools Group, which consists of Snap-on’s business operations primarily serving vehicle service and repair technicians through the company’s worldwide mobile tool distribution channel. Snap-on’s success is dependent on its relationships with franchisees, individually and collectively, as they are the primary sales and service link between the company and vehicle service and repair technicians, who are an important class of end users for Snap-on’s products and services. If our franchisees are not successful, or if we do not maintain an effective relationship with our franchisees, the delivery of products, the collection of receivables and/or our relationship with end users could be adversely affected and thereby negatively impact our business, financial condition, results of operations and cash flows.

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

The size of our financial services portfolio has increased significantly in recent years. A decline in industry and/or economic conditions could have the potential to weaken the financial position of some of our customers. If circumstances surrounding our customers’ ability to repay their credit obligations were to deteriorate and result in the write-down or write-off of such receivables, it would negatively affect our operating results for the period in which they occur and, if large, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

New, stricter and/or changed legislation and regulations may affect our business, reputation, results of operations and financial condition.

Increased legislative and regulatory activity and compliance burdens, including those associated with sales to our government, military and defense contractor customers, as well as a more stringent manner in which they are applied, could significantly impact our business and the economy as a whole.

2016 ANNUAL REPORT	13

Financial services businesses of all kinds are subject to increasing regulation and enforcement. In addition to potentially increasing the costs of doing business due to compliance obligations, new laws and regulations, or changes to existing laws and regulations, as well as the enforcement thereof, may affect the relationships between creditors and debtors, inhibit the rights of creditors to collect amounts owed to them, expand liability for certain actions or inactions, or limit the types of financial products or services offered, any or all of which could have a material adverse effect on our financial condition, results of operations and cash flows. Failure to comply with any of these laws or regulations could also result in civil, criminal, monetary and/or non-monetary penalties, damage to our reputation, and/or the incurrence of remediation costs.

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

Snap-on sponsors various defined benefit pension plans (the “pension plans”). The assets of the pension plans are diversified in an attempt to mitigate the risk of a large loss. Required funding for the company’s domestic defined benefit pension plans is determined in accordance with guidelines set forth in the federal Employee Retirement Income Security Act (“ERISA”); foreign defined benefit pension plans are funded in accordance with local statutes or practice. Additional contributions to enhance the funded status of the pension plans can be made at the company’s discretion. However, there can be no assurance that the value of the pension plan assets, or the investment returns on those plan assets, will be sufficient to meet the future benefit obligations of such plans. In addition, during periods of adverse investment market conditions and declining interest rates, the company may be required to make additional cash contributions to the pension plans that could reduce our financial flexibility. Changes in plan demographics, including an increase in the number of retirements or changes in life expectancy assumptions, may also increase the costs and funding requirements of the obligations related to the company’s pension plans.

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

The company’s pension plan expense is comprised of the following factors: (i) service cost; (ii) interest on projected benefit obligations; (iii) expected return on plan assets; (iv) the amortization of prior service costs and credits; (v) effects of actuarial gains and losses; and (vi) settlement/curtailment costs, when applicable. The accounting for pensions involves the estimation of a number of factors that are highly uncertain. Certain factors, such as the interest on projected benefit obligations and the expected return on plan assets, are impacted by changes in market interest rates and the value of plan assets. A significant decrease in market interest rates and a decrease in the fair value of plan assets would increase net pension expense and may adversely affect the company’s future results of operations. See Note 11 to the Consolidated Financial Statements for further information on the company’s pension plans.

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

The maximum available credit under our multi-currency revolving credit facility is $700 million. The company’s leverage ratio may affect both our availability of additional capital resources as well as our operations in several ways, including:

•	The terms on which credit may be available to us could be less attractive, both in the economic terms of the credit and the covenants stipulated by the credit terms;
•	The possible lack of availability of additional credit or access to the commercial paper market;
•	The potential for higher levels of interest expense to service or maintain our outstanding debt;
•	The possibility of additional borrowings in the future to repay our indebtedness when it comes due; and
•	The possible diversion of capital resources from other uses.

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

In association with initiatives to better integrate business units, rationalize operating footprint and improve responsiveness to franchisees and customers, Snap-on is continually replacing and enhancing its global Enterprise Resource Planning (ERP) management information systems. As we integrate, implement and deploy new information technology processes and enhance our common information infrastructure across our global operations, we could experience disruptions in our business that could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

2016 ANNUAL REPORT	15

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

The products that we design and/or manufacture, and/or the services we provide, can lead to product liability claims or other legal claims being filed against us. To the extent that plaintiffs are successful in showing that a defect in a product’s design, manufacture or warnings led to personal injury or property damage, or that our provision of services resulted in similar injury or damage, we may be subject to claims for damages. Although we are insured for damages above a certain amount, we bear the costs and expenses associated with defending claims, including frivolous lawsuits, and are responsible for damages up to the insurance retention amount. In addition to claims concerning individual products, as a manufacturer, we can be subject to costs, potential negative publicity and lawsuits related to product recalls, which could adversely impact our results of operations and damage our reputation.

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

Approximately 30% of our revenues in 2016 were generated outside of the United States. Future growth rates and success of our business depends in large part on continued growth in our non-U.S. operations, including growth in emerging markets and critical industries. Numerous risks and uncertainties affect our non-U.S. operations. These risks and uncertainties include political, economic and social instability, such as acts of war, civil disturbance or acts of terrorism, local labor conditions, changes in government policies and regulations, including imposition or increases in withholding and other taxes on remittances and other payments by international subsidiaries, as well as the exposure to liabilities under anti-corruption laws in various countries, such as the U.S. Foreign Corrupt Practices Act, currency volatility, transportation delays or interruptions, sovereign debt uncertainties and difficulties in enforcement of contract and intellectual property rights, as well as natural disasters. Should the economic environment in our non-U.S. markets deteriorate from current levels, our results of operations and financial position could be materially impacted, including as a result of the effects of potential impairment write-downs of goodwill and/or other intangible assets related to these businesses.

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

The pursuit of growth through acquisitions, including participation in joint ventures, involves significant risks that could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include:

•	Loss of the acquired businesses’ customers;
•	Inability to integrate successfully the acquired businesses’ operations;
•	Inability to coordinate management and integrate and retain employees of the acquired businesses;
•	Unforeseen or contingent liabilities of the acquired businesses;
•	Large write-offs or write-downs, or the impairment of goodwill or other intangible assets;
•	Difficulties in implementing and maintaining consistent standards, controls, procedures, policies and information systems;
•	Failure to realize anticipated synergies, economies of scale or other anticipated benefits, or to maintain operating margins;
•	Strain on our personnel, systems and resources, and diversion of attention from other priorities;
•	Incurrence of additional debt and related interest expense; and
•	The dilutive effect in the event of the issuance of additional equity securities.

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

2016 ANNUAL REPORT	17

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

We have taken steps in the past, and expect to take additional steps in the future, intended to improve customer service and drive further efficiencies and reduce costs, some of which could be disruptive to our business. These actions, collectively across our operating groups, are focused on the following:

•	Continuing to invest in initiatives focused on building a strong sales and operating presence in emerging growth markets;
•	Continuing to enhance service and value to our franchisees and customers;
•	Continuing to implement efficiency and productivity initiatives throughout the company to drive further efficiencies and reduce costs;
•	Continuing on the company’s existing path to improve and transform global manufacturing and the supply chain into a market-demand-based replenishment system with lower costs;
•	Continuing to invest in developing and marketing new, innovative, higher-value-added products and advanced technologies;
•	Extending our products and services into additional and/or adjacent markets or to new customers; and
•	Continuing to provide financing for, and grow our portfolio of, receivables within our financial services businesses.

18	SNAP-ON INCORPORATED

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Snap-on maintains leased and owned manufacturing (including software products), warehouse, distribution, research and development and office facilities throughout the world. Snap-on believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand. Snap-on’s facilities in the United States occupy approximately 3.3 million square feet, of which 75% is owned, including its corporate and general office facility located in Kenosha, Wisconsin. Snap-on’s facilities outside the United States occupy approximately 4.5 million square feet, of which approximately 71% is owned. Certain Snap-on facilities are leased through operating and capital lease agreements. See Note 15 to the Consolidated Financial Statements for information on the company’s operating and capital leases. Snap-on management continually monitors the company’s capacity needs and makes adjustments as dictated by market and other conditions.

2016 ANNUAL REPORT	19

The following table provides information about our corporate headquarters and financial services operations, and each of Snap-on’s principal active manufacturing locations and distribution centers (exceeding 50,000 square feet) as of 2016 year end:

Location	Principal Property Use	Owned/Leased	Segment*
U.S. Locations:
Elkmont, Alabama	Manufacturing	Owned	SOT
Conway, Arkansas	Manufacturing	Owned	RS&I
City of Industry, California	Manufacturing	Leased	C&I
Poway, California	Manufacturing and distribution	Leased	RS&I
San Jose, California	Manufacturing and distribution	Leased	RS&I
Columbus, Georgia	Distribution	Owned	C&I
Crystal Lake, Illinois	Distribution	Owned and leased	SOT
Libertyville, Illinois	Financial services	Leased	FS
Algona, Iowa	Manufacturing and distribution	Owned	SOT
Louisville, Kentucky	Manufacturing and distribution	Leased	RS&I
Olive Branch, Mississippi	Distribution	Owned	SOT
Carson City, Nevada	Distribution	Owned and leased	SOT
Murphy, North Carolina	Manufacturing and distribution	Owned	C&I
Richfield, Ohio	Manufacturing and distribution	Owned	RS&I
Robesonia, Pennsylvania	Distribution	Owned	SOT
Elizabethton, Tennessee	Manufacturing	Owned	SOT
Kenosha, Wisconsin	Distribution and corporate	Owned	SOT, C&I, RS&I
Milwaukee, Wisconsin	Manufacturing	Owned	SOT

Non-U.S. Locations:
Santo Tome, Argentina	Manufacturing	Owned	C&I
New South Wales, Australia	Distribution and financial services	Leased	SOT, FS
Minsk, Belarus	Manufacturing	Owned	C&I
Santa Bárbara d’Oeste, Brazil	Manufacturing and distribution	Owned	RS&I
Calgary, Canada	Distribution	Leased	SOT
Mississauga, Canada	Distribution	Leased	SOT, RS&I
Beijing, China	Manufacturing	Leased	C&I
Kunshan, China	Manufacturing	Owned	C&I
Xiaoshan, China	Manufacturing	Owned	C&I
Bramley, England	Manufacturing	Owned	C&I
Kettering, England	Distribution and financial services	Owned and leased	SOT, C&I, FS
Sopron, Hungary	Manufacturing	Owned	RS&I
Correggio, Italy	Manufacturing	Owned	RS&I
Tokyo, Japan	Distribution	Leased	C&I
Helmond, Netherlands	Distribution	Owned	C&I
Vila do Conde, Portugal	Manufacturing	Owned	C&I
Irun, Spain	Manufacturing	Owned	C&I
Placencia, Spain	Manufacturing	Owned	C&I
Vitoria, Spain	Manufacturing and distribution	Owned	C&I
Bollnäs, Sweden	Manufacturing	Owned	C&I
Edsbyn, Sweden	Manufacturing	Owned	C&I
Kungsör, Sweden	Manufacturing	Owned	RS&I
Lidköping, Sweden	Manufacturing	Owned	C&I
Örebro, Sweden	Manufacturing	Owned	RS&I

*	Segment abbreviations:

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Snap-on had 57,949,857 shares of common stock outstanding as of 2016 year end. Snap-on’s stock is listed on the New York Stock Exchange under the ticker symbol “SNA.” At February 3, 2017, there were 5,040 registered holders of Snap-on common stock.

The high and low closing prices of Snap-on’s common stock during each fiscal quarter for the last two years were as follows:

	Common Stock High/Low Prices
	2016		2015
Quarter	High	Low	High	Low
First	$168.53	$135.41	$148.29	$131.45
Second	164.39	148.03	162.19	146.16
Third	162.70	146.76	169.99	148.90
Fourth	176.20	145.97	174.09	154.57

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Quarterly dividends in 2016 were $0.71 per share in the fourth quarter and $0.61 per share in each of the first three quarters ($2.54 per share for the year). Quarterly dividends in 2015 were $0.61 per share in the fourth quarter and $0.53 per share in each of the first three quarters ($2.20 per share for the year). Cash dividends paid in 2016 and 2015 totaled $147.5 million and $127.9 million, respectively. Snap-on’s Board of Directors (the “Board”) monitors and evaluates the company’s dividend practice quarterly and the Board may elect to increase, decrease or not pay a dividend on Snap-on common stock based upon the company’s financial condition, results of operations, cash requirements and future prospects of Snap-on and other factors deemed relevant by the Board.

See Note 13 to the Consolidated Financial Statements for information on securities authorized for issuance under equity compensation plans.

2016 ANNUAL REPORT	21

Issuer Purchases of Equity Securities

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the fourth quarter of fiscal 2016, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
10/02/16 to 10/29/16	65,000	$156.36	65,000	$201.2 million
10/30/16 to 11/26/16	61,000	$165.64	61,000	$217.0 million
11/27/16 to 12/31/16	140,000	$169.27	140,000	$207.2 million

Total/Average	266,000	$165.28	266,000	N/A

N/A: Not applicable

*

Subject to further adjustment pursuant to the 1996 Authorization described below, as of December 31, 2016, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board authorizations discussed below is $207.2 million.

•

In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $153.21, $170.58 and $171.27 per share of common stock as of the end of the fiscal 2016 months ended October 29, 2016, November 26, 2016, and December 31, 2016, respectively.

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

Other Purchases or Sales of Equity Securities

The following chart discloses information regarding transactions in shares of Snap-on’s common stock by Citibank, N.A. (“Citibank”) during the fourth quarter of 2016 pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.

Citibank Sales of Snap-on Stock

Period	Shares sold	Average price per share
10/02/16 to 10/29/16	–	–
10/30/16 to 11/26/16	3,800	$165.52
11/27/16 to 12/31/16	3,000	$168.99

Total/Average	6,800	$167.05

2016 ANNUAL REPORT	23

Five-year Stock Performance Graph

The graph below illustrates the cumulative total shareholder return on Snap-on common stock since December 31, 2011, assuming that dividends were reinvested. The graph compares Snap-on’s performance to that of a Peer Group, Standard & Poor’s 500 Industrials Index (“S&P 500 Industrials”) and Standard & Poor’s 500 Stock Index (“S&P 500”). As a result of acquisitions and other transactions impacting companies that comprise the Peer Group listed below, Snap-on believes that the S&P 500 Industrials Index, of which Snap-on is a member, is a more relevant source of comparative performance. In accordance with SEC rules, Snap-on is presenting information for both the Peer Group and the S&P 500 Industrials Index this year; going forward, only the S&P 500 Industrials Index will be presented along with Snap-on and the S&P 500.

Snap-on Incorporated Total Shareholder Return (1)

Fiscal Year Ended (2)	Snap-on Incorporated	Peer Group (3)	S&P 500 Industrials	S&P 500
December 31, 2011	$100.00	$100.00	$100.00	$100.00
December 31, 2012	159.41	117.59	115.35	116.00
December 31, 2013	224.87	160.15	162.27	153.58
December 31, 2014	285.06	167.54	178.21	174.60
December 31, 2015	362.38	158.07	173.70	177.01
December 31, 2016	367.95	179.83	206.46	198.18

(1)	Assumes $100 was invested on December 31, 2011, and that dividends were reinvested quarterly.
(2)	The company’s fiscal year ends on the Saturday that is on or nearest to December 31 of each year; for ease of calculation, the fiscal year end is assumed to be December 31.
(3)	The Peer Group consists of: Stanley Black & Decker, Inc., Danaher Corporation, Emerson Electric Co., Genuine Parts Company, Newell Brands Inc., Pentair plc, SPX Corporation and W.W. Grainger, Inc.

24	SNAP-ON INCORPORATED

Item 6: Selected Financial Data

The selected financial data presented below has been derived from, and should be read in conjunction with, the respective historical consolidated financial statements of the company, including the notes thereto, and “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In the following table, “Total assets” was adjusted on a retrospective basis for all years presented to reflect the company’s 2016 adoption of Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). See Note 1 to the Consolidated Financial Statements for information on the company’s adoption of ASU No. 2015-17.

Five-year Data
(Amounts in millions, except per share data)	2016	2015	2014	2013	2012
Results of Operations
Net sales	$3,430.4	$3,352.8	$3,277.7	$3,056.5	$2,937.9
Gross profit	1,709.6	1,648.3	1,584.3	1,472.9	1,390.0
Operating expenses	1,054.1	1,053.7	1,048.7	1,012.4	980.3
Operating earnings before financial services	655.5	594.6	535.6	460.5	409.7
Financial services revenue	281.4	240.3	214.9	181.0	161.3
Financial services expenses	82.7	70.1	65.8	55.3	54.6
Operating earnings from financial services	198.7	170.2	149.1	125.7	106.7
Operating earnings	854.2	764.8	684.7	586.2	516.4
Interest expense	52.2	51.9	52.9	56.1	55.8
Earnings before income taxes and equity earnings	801.4	710.5	630.9	526.2	460.2
Income tax expense	244.3	221.2	199.5	166.7	148.2
Earnings before equity earnings	557.1	489.3	431.4	359.5	312.0
Equity earnings, net of tax	2.5	1.3	0.7	0.2	2.6
Net earnings	559.6	490.6	432.1	359.7	314.6
Net earnings attributable to noncontrolling interests	(13.2)	(11.9)	(10.2)	(9.4)	(8.5)
Net earnings attributable to Snap-on	546.4	478.7	421.9	350.3	306.1

Financial Position
Cash and cash equivalents	$77.6	$92.8	$132.9	$217.6	$214.5
Trade and other accounts receivable – net	598.8	562.5	550.8	531.6	497.9
Finance receivables – net (current)	472.5	447.3	402.4	374.6	323.1
Contract receivables – net (current)	88.1	82.1	74.5	68.4	62.7
Inventories – net	530.5	497.8	475.5	434.4	404.2
Property and equipment – net	425.2	413.5	404.5	392.5	375.2
Long-term finance receivables – net	934.5	772.7	650.5	560.6	494.6
Long-term contract receivables – net	286.7	266.6	242.0	217.1	194.4
Total assets	4,723.2	4,331.1	4,162.0	3,994.5	3,789.7
Notes payable and current maturities of long-term debt	301.4	18.4	56.6	113.1	5.2
Accounts payable	170.9	148.3	145.0	155.6	142.5
Long-term debt	708.8	861.7	862.7	858.9	970.4
Total debt	1,010.2	880.1	919.3	972.0	975.6
Total shareholders’ equity attributable to Snap-on	2,617.2	2,412.7	2,207.8	2,113.2	1,802.1

Common Share Summary
Weighted-average shares outstanding – diluted	59.4	59.1	59.1	59.1	58.9
Net earnings per share attributable to Snap-on:
Basic	$9.40	$8.24	$7.26	$6.02	$5.26
Diluted	9.20	8.10	7.14	5.93	5.20
Cash dividends paid per share	2.54	2.20	1.85	1.58	1.40
Shareholders’ equity per basic share	45.05	41.53	38.00	36.31	30.96

2016 ANNUAL REPORT	25

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “organic sales” refer to sales from continuing operations calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), excluding acquisition-related sales and the impact of foreign currency translation. Management evaluates the company’s sales performance based on organic sales growth, which primarily reflects growth from the company’s existing businesses as a result of increased output, customer base and geographic expansion, new product development and/or pricing, and excludes sales contributions from acquired operations the company did not own as of the comparable prior-year reporting period. The company’s organic sales disclosures also exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying growth trends in our businesses and facilitating comparisons of our sales performance with prior periods.

We believe our growth in 2016 demonstrates Snap-on’s continued progress in providing repeatability and reliability to a wide range of professional customers performing critical tasks in workplaces of consequence, as continued strengthening in the automotive repair sector combined with headwinds in certain industrial end markets that were most pronounced in the first half of the year. Leveraging capabilities already demonstrated in the automotive repair arena, our “coherent growth” strategy focuses on developing and expanding our professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including in critical industries, where the cost and penalties for failure can be high.

We believe our 2016 operating results also provide continued evidence that Snap-on’s value proposition of making work easier for serious professionals in workplaces of consequence is an ongoing strength as we move forward along our runways for coherent growth:

•

Enhancing the franchise network, where we continued to focus on helping our franchisees extend their reach through innovative selling processes and productivity initiatives that break the traditional time and space barriers inherent in a mobile van;

•

Expanding in the vehicle repair garage, where we continued to make significant progress in connecting with customers and translating the resulting insights into innovation that solves specific challenges in the repair facility. For example, the October 31, 2016 acquisition of Car-O-Liner Holding AB (“Car-O-Liner”) broadened our established capabilities in serving vehicle repair facilities and further expanded our presence with repair shop owners and managers;

•	Further extending in critical industries, where we continued to grow our lines of products customized for specific industries, despite near-term challenges in certain industrial end markets; and
•	Building in emerging markets, where we continued to build manufacturing capacity, focused product lines and distribution capability.

We also believe our year-over-year improvement in operating margin further validates the potential of our Snap-on Value Creation Processes – our suite of strategic principles and processes we employ every day designed to create value and employed in the areas of safety, quality, customer connection, innovation and rapid continuous improvement.

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

26	SNAP-ON INCORPORATED

Recent Acquisitions

On November 16, 2016, Snap-on acquired Ryeson Corporation (d/b/a Sturtevant Richmont) for a preliminary cash purchase price of $12.9 million (or $12.5 million, net of cash acquired). The preliminary purchase price is subject to change based upon the finalization of a working capital adjustment that is expected to be completed in the first quarter of 2017. Sturtevant Richmont, based in Carol Stream, Illinois, designs, manufactures and distributes mechanical and electronic torque wrenches as well as wireless torque error proofing systems for a variety of industrial applications. The acquisition of Sturtevant Richmont enhanced and expanded Snap-on’s capabilities in providing solutions that address torque requirements, which are increasingly essential to critical mechanical performance. For segment reporting purposes, the results of operations and assets of Sturtevant Richmont have been included in the Commercial & Industrial Group since the acquisition date.

On October 31, 2016, Snap-on acquired Car-O-Liner for a preliminary cash purchase price of $151.8 million (or $147.9 million, net of cash acquired). The preliminary purchase price is subject to change based upon the finalization of a working capital adjustment that is expected to be completed in the first quarter of 2017. Car-O-Liner, based in Gothenburg, Sweden, designs and manufactures collision repair equipment, and information and truck alignment systems. The acquisition of Car-O-Liner complemented and increased Snap-on’s existing equipment and repair and service information product offerings, broadened its established capabilities in serving vehicle repair facilities and further expanded the company’s presence with repair shop owners and managers. For segment reporting purposes, substantially all of Car-O-Liner’s results of operations and assets have been included in the Repair Systems & Information Group since the acquisition date, with the remaining portions included in the Commercial & Industrial Group.

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

For segment reporting purposes, the results of operations and assets of Ecotechnics and Pro-Cut have been included in the Repair Systems & Information Group since the respective acquisition dates.

Pro forma financial information has not been presented for any of these acquisitions as the net effects, individually and collectively, were neither significant nor material to Snap-on’s results of operations or financial position.

Consolidated net sales of $3,430.4 million in 2016 increased $77.6 million, or 2.3%, from 2015 levels, reflecting a $96.2 million, or 2.9%, increase in organic sales (a non-GAAP financial measure that excludes acquisition-related sales and the impact of foreign currency translation) and $32.9 million of acquisition-related sales, partially offset by $51.5 million of unfavorable foreign currency translation.

Operating earnings before financial services of $655.5 million in 2016 were up $60.9 million, or 10.2%, from 2015 levels, reflecting contributions from higher sales and improved operating margins, including contributions from “Rapid Continuous Improvement” or “RCI” initiatives, partially offset by $21.5 million of unfavorable foreign currency effects.

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

2016 ANNUAL REPORT	27

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating earnings of $854.2 million in 2016 increased $89.4 million, or 11.7%, from $764.8 million last year. In 2016, net earnings attributable to Snap-on Incorporated were $546.4 million or $9.20 per diluted share. Net earnings attributable to Snap-on Incorporated in 2015 were $478.7 million or $8.10 per diluted share.

The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, including customers in the aerospace, natural resources, government, power generation, transportation and technical education market segments (collectively, “critical industries”), primarily through direct and distributor channels. Segment net sales of $1,148.3 million in 2016 decreased $15.3 million, or 1.3%, from 2015 levels, reflecting $20.6 million of unfavorable foreign currency translation partially offset by $4.2 million of acquisition-related sales and a $1.1 million, or 0.1%, organic sales gain. The organic sales increase primarily includes higher sales in the segment’s European-based hand tools business and in its Asia/Pacific and power tools operations, largely offset by lower sales to customers in critical industries, primarily in the international aerospace and natural resources market segments. Operating earnings of $168.0 million in 2016 decreased $1.4 million, or 0.8%, from 2015 levels, including $1.1 million of unfavorable foreign currency effects.

The Commercial & Industrial Group intends to continue building on the following strategic priorities in 2017:

•	Continuing to invest in emerging market growth initiatives;
•	Expanding our business with existing customers and reaching new customers in critical industries and other market segments;
•	Broadening our product offering and engineered solutions designed particularly for critical industry segments;
•	Increasing our customer-connection-driven understanding of work across multiple industries;
•	Investing in innovation that, guided by that understanding of work, delivers an ongoing stream of productivity-enhancing solutions; and
•	Continuing to reduce structural and operating costs through RCI initiatives.

The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s worldwide mobile tool distribution channel. Segment net sales of $1,633.9 million in 2016 increased $65.2 million, or 4.2%, from 2015 levels, reflecting an $86.4 million, or 5.6%, organic sales gain partially offset by $21.2 million of unfavorable foreign currency translation. The organic sales increase includes higher sales in both the company’s U.S. and international franchise operations. Operating earnings of $281.1 million in 2016 increased $25.1 million, or 9.8%, from 2015 levels, primarily as a result of higher sales and savings from RCI initiatives, partially offset by $15.3 million of unfavorable foreign currency effects.

The Snap-on Tools Group made continued progress in 2016 on its fundamental, strategic initiatives to strengthen the franchise network and enhance franchisee profitability. In 2017, the Snap-on Tools Group intends to further build on the progress made in 2016, with specific initiatives focused on the following:

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

By focusing on these areas, we believe that Snap-on, as well as its franchisees, will have the opportunity to continue to serve customers more effectively, more profitably and with improved satisfaction.

The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and OEM dealership service and repair shops (“OEM dealerships”), through direct and distributor channels. Segment net sales of $1,179.9 million in 2016 increased $66.7 million, or 6.0%, from 2015 levels, reflecting a $52.1 million, or 4.7%, organic sales gain and $28.7 million of acquisition-related sales, partially offset by $14.1 million of unfavorable foreign currency translation. The organic sales increase primarily reflects higher sales to independent repair shop owners and managers, as well as increased sales to OEM dealerships, including higher sales of diagnostic and repair information products, and increased sales of undercar equipment. Operating earnings of $297.8 million in 2016 increased $24.4 million, or 8.9%, from 2015 levels, primarily due to higher sales, including acquisition-related sales, and savings from RCI initiatives, partially offset by $5.1 million of unfavorable foreign currency effects.

28	SNAP-ON INCORPORATED

The Repair Systems & Information Group intends to focus on the following strategic priorities in 2017:

•	Expanding the product offering with new products and services, thereby providing more to sell to repair shop owners and managers;
•	Continuing software and hardware upgrades to further improve functionality, performance and efficiency;
•	Leveraging integration of software solutions;
•	Continuing productivity advancements through RCI initiatives and leveraging of resources; and
•	Increasing penetration in geographic markets, including emerging markets.

Financial Services revenue was $281.4 million in 2016 and $240.3 million in 2015; originations of $1,075.7 million in 2016 increased $82.0 million, or 8.3%, from 2015 levels. In recent years, Snap-on has steadily grown its financial services portfolio by providing financing for new finance and contract receivables originated by our global financial services operations. In 2016, operating earnings from financial services of $198.7 million increased $28.5 million, or 16.7%, from $170.2 million last year, including $1.8 million of unfavorable foreign currency effects.

Financial Services intends to focus on the following strategic priorities in 2017:

•	Delivering financial products and services that attract and sustain profitable franchisees and support Snap-on’s strategies for expanding market coverage and penetration;
•	Improving productivity levels and ensuring high quality in all financial products and processes through the use of RCI initiatives; and
•	Maintaining healthy portfolio performance levels.

Cash Flows

Net cash provided by operating activities of $576.1 million in 2016 increased $68.9 million from $507.2 million in 2015 primarily due to $69.0 million of higher net earnings. Net cash provided by operating activities was $403.1 million in 2014.

Net cash used by investing activities of $473.4 million in 2016 included additions to finance receivables of $915.0 million, partially offset by collections of $671.7 million. It also included, on a preliminary basis, a total of $160.4 million (net of $4.3 million of cash acquired) for the acquisitions of Car-O-Liner and Sturtevant Richmont. Net cash used by investing activities of $306.4 million in 2015 included additions to finance receivables of $844.2 million, partially offset by collections of $624.8 million, as well as $11.8 million for the acquisition of Ecotechnics. Net cash used by investing activities of $273.2 million in 2014 included additions to finance receivables of $746.2 million, partially offset by collections of $591.4 million, as well as $41.3 million for the acquisition of Pro-Cut. Capital expenditures in 2016, 2015 and 2014 totaled $74.3 million, $80.4 million and $80.6 million, respectively. Capital expenditures in all three years included investments to support the company’s execution of its strategic growth initiatives and Value Creation Processes around safety, quality, customer connection, innovation and RCI.

Net cash used by financing activities of $116.0 million in 2016 included $147.5 million for dividend payments to shareholders and $120.4 million for the repurchase of 758,000 shares of Snap-on’s common stock, partially offset by $134.2 million of proceeds from a net increase in notes payable and other short-term borrowings and $41.8 million of proceeds from stock purchase and option plan exercises. Net cash used by financing activities of $236.7 million in 2015 included $127.9 million for dividend payments to shareholders, $110.4 million for the repurchase of 723,000 shares of Snap-on’s common stock and $34.0 million from a net decrease in notes payable and other short-term borrowings, partially offset by $41.6 million of proceeds from stock purchase and option plan exercises. Net cash used by financing activities of $212.1 million in 2014 included the repayment of $100 million of unsecured notes at maturity. Net cash used by financing activities in 2014 also included $107.6 million for dividend payments to shareholders and $79.3 million for the repurchase of 680,000 shares of Snap-on’s common stock, partially offset by $45.0 million of proceeds from a net increase in notes payable and other short-term borrowings and $33.0 million of proceeds from stock purchase and option plan exercises.

2016 ANNUAL REPORT	29

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fiscal Year

Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. Unless otherwise indicated, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “fiscal 2016” or “2016” refer to the fiscal year ended December 31, 2016; references to “fiscal 2015” or “2015” refer to the fiscal year ended January 2, 2016; and references to “fiscal 2014” or “2014” refer to the fiscal year ended January 3, 2015. References in this document to 2016, 2015 and 2014 year end refer to December 31, 2016, January 2, 2016, and January 3, 2015, respectively.

Snap-on’s 2016 and 2015 fiscal years each contained 52 weeks of operating results. Snap-on’s 2014 fiscal year contained 53 weeks of operating results; the impact of the additional week of operations was not material to Snap-on’s full year 2014 net sales or net earnings.

Results of Operations

2016 vs. 2015

Results of operations for 2016 and 2015 are as follows:

(Amounts in millions)	2016		2015		Change
Net sales	$3,430.4	100.0%	$3,352.8	100.0%	$77.6	2.3%
Cost of goods sold	(1,720.8)	-50.2%	(1,704.5)	-50.8%	(16.3)	-1.0%

Gross profit	1,709.6	49.8%	1,648.3	49.2%	61.3	3.7%
Operating expenses	(1,054.1)	-30.7%	(1,053.7)	-31.5%	(0.4)	–

Operating earnings before financial services	655.5	19.1%	594.6	17.7%	60.9	10.2%

Financial services revenue	281.4	100.0%	240.3	100.0%	41.1	17.1%
Financial services expenses	(82.7)	-29.4%	(70.1)	-29.2%	(12.6)	-18.0%

Operating earnings from financial services	198.7	70.6%	170.2	70.8%	28.5	16.7%

Operating earnings	854.2	23.0%	764.8	21.3%	89.4	11.7%
Interest expense	(52.2)	-1.4%	(51.9)	-1.4%	(0.3)	-0.6%
Other income (expense) – net	(0.6)	–	(2.4)	-0.1%	1.8	NM

Earnings before income taxes and equity earnings	801.4	21.6%	710.5	19.8%	90.9	12.8%
Income tax expense	(244.3)	-6.6%	(221.2)	-6.2%	(23.1)	-10.4%

Earnings before equity earnings	557.1	15.0%	489.3	13.6%	67.8	13.9%
Equity earnings, net of tax	2.5	0.1%	1.3	–	1.2	NM

Net earnings	559.6	15.1%	490.6	13.6%	69.0	14.1%
Net earnings attributable to noncontrolling interests	(13.2)	-0.4%	(11.9)	-0.3%	(1.3)	-10.9%

Net earnings attributable to Snap-on Inc.	$546.4	14.7%	$478.7	13.3%	$67.7	14.1%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $3,430.4 million in 2016 increased $77.6 million, or 2.3%, from 2015 levels, reflecting a $96.2 million, or 2.9%, organic sales gain and $32.9 million of acquisition-related sales, partially offset by $51.5 million of unfavorable foreign currency translation.

30	SNAP-ON INCORPORATED

Gross profit of $1,709.6 million in 2016 compared to $1,648.3 million last year. Gross margin (gross profit as a percentage of net sales) of 49.8% in 2016 improved 60 basis points (100 basis points (“bps”) equals 1.0 percent) from 49.2% last year as benefits from higher sales and savings from RCI initiatives were partially offset by 20 bps of unfavorable foreign currency effects. Restructuring costs included in gross profit were $0.8 million and zero in 2016 and 2015, respectively.

Operating expenses of $1,054.1 million in 2016 compared to $1,053.7 million last year. The operating expense margin (operating expenses as a percentage of net sales) of 30.7% in 2016 improved 80 bps from 31.5% last year primarily due to sales volume leverage and savings from RCI initiatives, 30 bps of lower stock-based (mark-to-market) compensation and other expenses, including lower costs associated with the company’s employee and franchisee stock purchase plans, and 20 bps of lower pension expense. Restructuring costs included in operating expenses were $0.1 million and zero in 2016 and 2015, respectively.

Operating earnings before financial services of $655.5 million in 2016, including $21.5 million of unfavorable foreign currency effects, increased $60.9 million, or 10.2%, as compared to $594.6 million last year. As a percentage of net sales, operating earnings before financial services of 19.1% in 2016 improved 140 bps from 17.7% last year.

Financial services revenue of $281.4 million in 2016 compared to revenue of $240.3 million last year. Financial services operating earnings of $198.7 million in 2016, including $1.8 million of unfavorable foreign currency effects, increased $28.5 million, or 16.7%, as compared to $170.2 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.

Operating earnings of $854.2 million in 2016, including $23.3 million of unfavorable foreign currency effects, increased $89.4 million, or 11.7%, from $764.8 million last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 23.0% in 2016 improved 170 bps from 21.3% last year.

Interest expense of $52.2 million in 2016 increased $0.3 million from $51.9 million last year. See Note 9 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was expense of $0.6 million and $2.4 million in 2016 and 2015, respectively. Other income (expense) – net reflects net losses and gains associated with hedging and currency exchange rate transactions, and interest income. See Note 16 to the Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 31.0% in 2016 and 31.7% in 2015. See Note 8 to the Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on of $546.4 million, or $9.20 per diluted share, in 2016 increased $67.7 million, or $1.10 per diluted share, from 2015 levels. Net earnings attributable to Snap-on in 2015 were $478.7 million or $8.10 per diluted share.

Exit and Disposal Activities

In 2016, the company’s Repair Systems & Information Group recorded $0.9 million of severance costs for exit and disposal activities, all of which qualified for accrual treatment; no costs for exit and disposal activities were recorded in 2015. The exit and disposal accrual of $2.8 million as of 2016 year end is expected to be fully utilized in 2017. Snap-on anticipates funding the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, including customers in the aerospace, natural resources, government, power generation, transportation and technical education market segments (collectively, “critical industries”), primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and OEM dealerships, through direct and distributor channels. Financial Services consists of the business operations of Snap-on’s finance subsidiaries.

2016 ANNUAL REPORT	31

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

Commercial & Industrial Group

(Amounts in millions)	2016		2015		Change
External net sales	$863.0	75.2%	$895.5	77.0%	$(32.5)	-3.6%
Intersegment net sales	285.3	24.8%	268.1	23.0%	17.2	6.4%

Segment net sales	1,148.3	100.0%	1,163.6	100.0%	(15.3)	-1.3%
Cost of goods sold	(698.3)	-60.8%	(717.1)	-61.6%	18.8	2.6%

Gross profit	450.0	39.2%	446.5	38.4%	3.5	0.8%
Operating expenses	(282.0)	-24.6%	(277.1)	-23.8%	(4.9)	-1.8%

Segment operating earnings	$168.0	14.6%	$169.4	14.6%	$(1.4)	-0.8%

Segment net sales of $1,148.3 million in 2016 decreased $15.3 million, or 1.3%, from 2015 levels, reflecting $20.6 million of unfavorable foreign currency translation partially offset by $4.2 million of acquisition-related sales and a $1.1 million, or 0.1%, organic sales gain. The organic sales increase primarily includes a mid single-digit gain in the segment’s European-based hand tools business and low single-digit increases in both the segment’s Asia/Pacific and power tools operations. These organic sales gains were largely offset by a mid single-digit decline in sales to customers in critical industries, primarily in the international aerospace and natural resources market segments.

Segment gross profit of $450.0 million in 2016 compared to $446.5 million last year. Gross margin of 39.2% in 2016 improved 80 bps from 38.4% last year primarily due to savings from RCI and other cost reduction initiatives, and 20 bps of favorable foreign currency effects.

Segment operating expenses of $282.0 million in 2016 compared to $277.1 million last year. The operating expense margin of 24.6% in 2016 increased 80 bps from 23.8% last year primarily due to higher costs, including costs associated with continued expansion initiatives in Asia, a 20 bps benefit realized in 2015 from a gain on the sale of a former manufacturing facility, and 10 bps of unfavorable foreign currency effects.

As a result of these factors, segment operating earnings of $168.0 million in 2016, including $1.1 million of unfavorable foreign currency effects, decreased $1.4 million from 2015 levels. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group was 14.6% in both years.

Snap-on Tools Group

(Amounts in millions)	2016		2015		Change
Segment net sales	$1,633.9	100.0%	$1,568.7	100.0%	$65.2	4.2%
Cost of goods sold	(929.8)	-56.9%	(885.7)	-56.5%	(44.1)	-5.0%

Gross profit	704.1	43.1%	683.0	43.5%	21.1	3.1%
Operating expenses	(423.0)	-25.9%	(427.0)	-27.2%	4.0	0.9%

Segment operating earnings	$281.1	17.2%	$256.0	16.3%	$25.1	9.8%

32	SNAP-ON INCORPORATED

Segment net sales of $1,633.9 million in 2016 increased $65.2 million, or 4.2%, from 2015 levels, reflecting an $86.4 million, or 5.6%, organic sales gain partially offset by $21.2 million of unfavorable foreign currency translation. The organic sales increase includes mid single-digit gains in both the company’s U.S. and international franchise operations.

Segment gross profit of $704.1 million in 2016 compared to $683.0 million last year. Gross margin of 43.1% in 2016 declined 40 bps from 43.5% last year as 70 bps of unfavorable foreign currency effects were partially offset by benefits from higher sales.

Segment operating expenses of $423.0 million in 2016 compared to $427.0 million last year. The operating expense margin of 25.9% in 2016 improved 130 bps from 27.2% last year primarily due to sales volume leverage and savings from RCI and other cost reduction initiatives, as well as 20 bps of lower stock-based costs associated with the company’s franchisee stock purchase plan.

As a result of these factors, segment operating earnings of $281.1 million in 2016, including $15.3 million of unfavorable foreign currency effects, increased $25.1 million from 2015 levels. Operating margin for the Snap-on Tools Group of 17.2% in 2016 improved 90 bps from 16.3% last year.

Repair Systems & Information Group

(Amounts in millions)	2016		2015		Change
External net sales	$933.5	79.1%	$888.6	79.8%	$44.9	5.1%
Intersegment net sales	246.4	20.9%	224.6	20.2%	21.8	9.7%

Segment net sales	1,179.9	100.0%	1,113.2	100.0%	66.7	6.0%
Cost of goods sold	(624.4)	-52.9%	(594.4)	-53.4%	(30.0)	-5.0%

Gross profit	555.5	47.1%	518.8	46.6%	36.7	7.1%
Operating expenses	(257.7)	-21.9%	(245.4)	-22.0%	(12.3)	-5.0%

Segment operating earnings	$297.8	25.2%	$273.4	24.6%	$24.4	8.9%

Segment net sales of $1,179.9 million in 2016 increased $66.7 million, or 6.0%, from 2015 levels, reflecting a $52.1 million, or 4.7%, organic sales gain and $28.7 million of acquisition-related sales, partially offset by $14.1 million of unfavorable foreign currency translation. The organic sales increase includes a high single-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers, and low single-digit increases in both sales of undercar equipment and sales to OEM dealerships.

Segment gross profit of $555.5 million in 2016 compared to $518.8 million last year. Gross margin of 47.1% in 2016 improved 50 bps from 46.6% last year, as benefits from higher sales and savings from RCI initiatives were partially offset by 10 bps of unfavorable currency effects. Restructuring costs included in gross profit were $0.8 million and zero in 2016 and 2015, respectively.

Segment operating expenses of $257.7 million in 2016 compared to $245.4 million last year. The operating expense margin of 21.9% in 2016 improved 10 bps from 22.0% last year primarily due to sales volume leverage and savings from RCI initiatives, partially offset by 20 bps of impact from the Car-O-Liner acquisition. Restructuring costs included in operating expenses were $0.1 million and zero in 2016 and 2015, respectively.

As a result of these factors, segment operating earnings of $297.8 million in 2016, including $5.1 million of unfavorable foreign currency effects, increased $24.4 million from 2015 levels. Operating margin for the Repair Systems & Information Group of 25.2% in 2016 improved 60 bps from 24.6% last year.

Financial Services

(Amounts in millions)	2016		2015		Change
Financial services revenue	$281.4	100.0%	$240.3	100.0%	$41.1	17.1%
Financial services expenses	(82.7)	-29.4%	(70.1)	-29.2%	(12.6)	-18.0%

Segment operating earnings	$198.7	70.6%	$170.2	70.8%	$28.5	16.7%

2016 ANNUAL REPORT	33

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial services revenue of $281.4 million in 2016 increased $41.1 million, or 17.1%, from $240.3 million last year primarily reflecting $38.1 million of higher revenue as a result of continued growth of the company’s financial services portfolio and $2.7 million of increased revenue from higher average yields on finance receivables. In 2016 and 2015, the respective average yield on finance receivables was 18.0% and 17.8%, and the respective average yield on contract receivables was 9.4% and 9.5%. Originations of $1,075.7 million in 2016 increased $82.0 million, or 8.3%, from 2015 levels.

Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the financial services portfolio than they are on the revenue of the segment. Financial services expenses of $82.7 million in 2016 increased from $70.1 million last year primarily due to changes in both the size of the portfolio and in the provisions for credit losses. As a percentage of the average financial services portfolio, financial services expenses were 4.9% and 4.8% in 2016 and 2015, respectively.

Financial services operating earnings of $198.7 million in 2016, including $1.8 million of unfavorable foreign currency effects, increased $28.5 million, or 16.7%, from 2015 levels.

See Note 1 and Note 3 to the Consolidated Financial Statements for further information on financial services.

Corporate

Snap-on’s general corporate expenses in 2016 of $91.4 million decreased $12.8 million from $104.2 million last year. The year-over-year decrease in general corporate expenses primarily reflects $6.9 million of lower pension expense, $6.4 million of lower stock-based (mark-to-market) compensation expense and $2.3 million of lower stock-based costs associated with the company’s employee stock purchase plan, partially offset by $2.8 million of higher acquisition-related and other costs.

Fourth Quarter

Results of operations for the fourth quarters of 2016 and 2015 are as follows:

	Fourth Quarter				Change
(Amounts in millions)	2016		2015
Net sales	$889.8	100.0%	$851.7	100.0%	$38.1	4.5%
Cost of goods sold	(445.9)	-50.1%	(439.4)	-51.6%	(6.5)	-1.5%

Gross profit	443.9	49.9%	412.3	48.4%	31.6	7.7%
Operating expenses	(267.8)	-30.1%	(250.0)	-29.3%	(17.8)	-7.1%

Operating earnings before financial services	176.1	19.8%	162.3	19.1%	13.8	8.5%

Financial services revenue	74.2	100.0%	63.1	100.0%	11.1	17.6%
Financial services expenses	(22.6)	-30.5%	(18.1)	-28.7%	(4.5)	-24.9%

Operating earnings from financial services	51.6	69.5%	45.0	71.3%	6.6	14.7%

Operating earnings	227.7	23.6%	207.3	22.7%	20.4	9.8%
Interest expense	(13.1)	-1.4%	(13.0)	-1.4%	(0.1)	-0.8%
Other income (expense) – net	(0.3)	–	(0.5)	-0.1%	0.2	NM

Earnings before income taxes and equity earnings	214.3	22.2%	193.8	21.2%	20.5	10.6%
Income tax expense	(64.9)	-6.7%	(59.3)	-6.5%	(5.6)	-9.4%

Earnings before equity earnings	149.4	15.5%	134.5	14.7%	14.9	11.1%
Equity earnings, net of tax	0.3	–	–	–	0.3	NM

Net earnings	149.7	15.5%	134.5	14.7%	15.2	11.3%
Net earnings attributable to noncontrolling interests	(3.4)	-0.3%	(3.1)	-0.3%	(0.3)	-9.7%

Net earnings attributable to Snap-on Inc.	$146.3	15.2%	$131.4	14.4%	$14.9	11.3%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

34	SNAP-ON INCORPORATED

Net sales of $889.8 million in the fourth quarter of 2016 increased $38.1 million, or 4.5%, from 2015 levels, reflecting a $30.0 million, or 3.6%, organic sales gain and $23.3 million of acquisition-related sales, partially offset by $15.2 million of unfavorable foreign currency translation.

Gross profit of $443.9 million in the fourth quarter of 2016 compared to $412.3 million last year. Gross margin of 49.9% in the quarter improved 150 bps from 48.4% last year primarily due to benefits from higher sales and savings from RCI initiatives.

Operating expenses of $267.8 million in the fourth quarter of 2016 compared to $250.0 million last year. The operating expense margin of 30.1% in the quarter increased 80 bps from 29.3% last year primarily due to 60 bps of higher acquisition-related and other expenses, including operating expenses for Car-O-Liner and Sturtevant Richmont, and a 30 bps benefit realized in the fourth quarter of 2015 primarily from a gain on the sale of a former manufacturing facility, partially offset by 20 bps of lower pension expense.

Operating earnings before financial services of $176.1 million in the fourth quarter of 2016, including $3.7 million of unfavorable foreign currency effects, increased $13.8 million, or 8.5%, as compared to $162.3 million last year. As a percentage of net sales, operating earnings before financial services of 19.8% in the quarter improved 70 bps from 19.1% last year.

Financial services revenue of $74.2 million in the fourth quarter of 2016 compared to revenue of $63.1 million last year. Financial services operating earnings of $51.6 million in the fourth quarter of 2016, including $0.6 million of unfavorable foreign currency effects, increased $6.6 million, or 14.7%, as compared to $45.0 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.

Operating earnings of $227.7 million in the fourth quarter of 2016, including $4.3 million of unfavorable foreign currency effects, increased $20.4 million, or 9.8%, from $207.3 million last year. As a percentage of revenues, operating earnings of 23.6% in the quarter improved 90 bps from 22.7% last year.

Interest expense of $13.1 million in the fourth quarter of 2016 increased $0.1 million from $13.0 million last year. See Note 9 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was expense of $0.3 million and $0.5 million in the respective fourth quarters of 2016 and 2015. See Note 16 to the Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s fourth quarter effective income tax rate on earnings attributable to Snap-on was 30.8% in 2016 and 31.1% in 2015. See Note 8 to the Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on of $146.3 million, or $2.47 per diluted share, in the fourth quarter of 2016 increased $14.9 million, or $0.25 per diluted share, from 2015 levels. Net earnings attributable to Snap-on in the fourth quarter of 2015 were $131.4 million or $2.22 per diluted share.

Segment Results

Commercial & Industrial Group

	Fourth Quarter
(Amounts in millions)	2016		2015		Change
External net sales	$218.5	76.3%	$212.0	75.2%	$6.5	3.1%
Intersegment net sales	67.8	23.7%	69.8	24.8%	(2.0)	-2.9%

Segment net sales	286.3	100.0%	281.8	100.0%	4.5	1.6%
Cost of goods sold	(170.9)	-59.7%	(174.2)	-61.8%	3.3	1.9%

Gross profit	115.4	40.3%	107.6	38.2%	7.8	7.2%
Operating expenses	(71.5)	-25.0%	(65.7)	-23.3%	(5.8)	-8.8%

Segment operating earnings	$43.9	15.3%	$41.9	14.9%	$2.0	4.8%

2016 ANNUAL REPORT	35

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Segment net sales of $286.3 million in the fourth quarter of 2016 increased $4.5 million, or 1.6%, from 2015 levels, reflecting a $6.5 million, or 2.4%, organic sales gain and $4.2 million of acquisition-related sales, partially offset by $6.2 million of unfavorable foreign currency translation. The organic sales increase primarily includes a high single-digit gain in the segment’s European-based hand tools business and a low single-digit increase to customers in critical industries, largely as a result of higher sales to the military. These organic sales gains were partially offset by a mid single-digit decline in the segment’s power tools operations and a low single-digit decline in the segment’s Asia/Pacific operations.

Segment gross profit of $115.4 million in the fourth quarter of 2016 compared to $107.6 million last year. Gross margin of 40.3% in the quarter improved 210 bps from 38.2% last year primarily due to benefits from higher sales and savings from RCI initiatives, and 100 bps of favorable foreign currency effects.

Segment operating expenses of $71.5 million in the fourth quarter of 2016 compared to $65.7 million last year. The operating expense margin of 25.0% in the quarter increased 170 bps from 23.3% last year primarily due to higher costs, including operating expenses for Car-O-Liner and Sturtevant Richmont, a 70 bps benefit realized in the fourth quarter of 2015 from a gain on the sale of a former manufacturing facility, and 10 bps of unfavorable foreign currency effects.

As a result of these factors, segment operating earnings of $43.9 million in the fourth quarter of 2016, including $1.8 million of favorable foreign currency effects, increased $2.0 million from 2015 levels. Operating margin for the Commercial & Industrial Group of 15.3% in the fourth quarter of 2016 improved 40 bps from 14.9% last year.

Snap-on Tools Group

	Fourth Quarter
(Amounts in millions)	2016		2015		Change
Segment net sales	$417.5	100.0%	$411.2	100.0%	$6.3	1.5%
Cost of goods sold	(242.0)	-58.0%	(237.5)	-57.8%	(4.5)	-1.9%

Gross profit	175.5	42.0%	173.7	42.2%	1.8	1.0%
Operating expenses	(102.0)	-24.4%	(101.8)	-24.7%	(0.2)	-0.2%

Segment operating earnings	$73.5	17.6%	$71.9	17.5%	$1.6	2.2%

Segment net sales of $417.5 million in the fourth quarter of 2016 increased $6.3 million, or 1.5%, from 2015 levels, reflecting a $12.2 million, or 3.0%, organic sales gain partially offset by $5.9 million of unfavorable foreign currency translation. The organic sales increase includes a low single-digit gain in the company’s U.S. franchise operations and a mid single-digit gain in the company’s international franchise operations.

Segment gross profit of $175.5 million in the fourth quarter of 2016 compared to $173.7 million last year. Gross margin of 42.0% in the quarter declined 20 bps from 42.2% last year as 60 bps of unfavorable foreign currency effects were partially offset by benefits from higher sales.

Segment operating expenses of $102.0 million in the fourth quarter of 2016 compared to $101.8 million last year. The operating expense margin of 24.4% in the quarter improved 30 bps from 24.7% last year primarily due to sales volume leverage.

As a result of these factors, segment operating earnings of $73.5 million in the fourth quarter of 2016, including $3.8 million of unfavorable foreign currency effects, increased $1.6 million from 2015 levels. Operating margin for the Snap-on Tools Group of 17.6% in the fourth quarter of 2016 improved 10 bps from 17.5% last year.

36	SNAP-ON INCORPORATED

Repair Systems & Information Group

	Fourth Quarter
(Amounts in millions)	2016		2015		Change
External net sales	$253.8	79.4%	$228.5	81.4%	$25.3	11.1%
Intersegment net sales	66.0	20.6%	52.1	18.6%	13.9	26.7%

Segment net sales	319.8	100.0%	280.6	100.0%	39.2	14.0%
Cost of goods sold	(166.8)	-52.2%	(149.6)	-53.3%	(17.2)	-11.5%

Gross profit	153.0	47.8%	131.0	46.7%	22.0	16.8%
Operating expenses	(70.5)	-22.0%	(58.9)	-21.0%	(11.6)	-19.7%

Segment operating earnings	$82.5	25.8%	$72.1	25.7%	$10.4	14.4%

Segment net sales of $319.8 million in the fourth quarter of 2016 increased $39.2 million, or 14.0%, from 2015 levels, reflecting a $24.6 million, or 8.9%, organic sales gain and $19.1 million of acquisition-related sales, partially offset by $4.5 million of unfavorable foreign currency translation. The organic sales increase includes a double-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers, a mid single-digit increase in sales to OEM dealerships and a low single-digit gain in sales of undercar equipment.

Segment gross profit of $153.0 million in the fourth quarter of 2016 compared to $131.0 million last year. Gross margin of 47.8% in the quarter improved 110 bps from 46.7% last year primarily due to benefits from higher sales and savings from RCI initiatives.

Segment operating expenses of $70.5 million in the fourth quarter of 2016 compared to $58.9 million last year. The operating expense margin of 22.0% increased 100 bps from 21.0% last year primarily due to 90 bps of impact from the Car-O-Liner acquisition.

As a result of these factors, segment operating earnings of $82.5 million in the fourth quarter of 2016, including $1.7 million of unfavorable foreign currency effects, increased $10.4 million from 2015 levels. Operating margin for the Repair Systems & Information Group of 25.8% in the fourth quarter of 2016 improved 10 bps from 25.7% last year.

Financial Services

	Fourth Quarter
(Amounts in millions)	2016		2015		Change
Financial services revenue	$74.2	100.0%	$63.1	100.0%	$11.1	17.6%
Financial services expenses	(22.6)	-30.5%	(18.1)	-28.7%	(4.5)	-24.9%

Segment operating earnings	$51.6	69.5%	$45.0	71.3%	$6.6	14.7%

Financial services revenue of $74.2 million in the fourth quarter of 2016 increased $11.1 million, or 17.6%, from $63.1 million last year primarily reflecting $9.6 million of higher revenue as a result of continued growth of the company’s financial services portfolio and $1.3 million of increased revenue from higher average yields on finance receivables, partially offset by $0.1 million of lower revenue from lower average yields on contract receivables. In the fourth quarters of 2016 and 2015, the respective average yield on finance receivables was 18.2% and 17.8%, and the respective average yield on contract receivables was 9.3% and 9.5%. Originations of $260.3 million in the fourth quarter of 2016 increased $8.3 million, or 3.3%, from 2015 levels.

Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the financial services portfolio than they are on the revenue of the segment. Financial services expenses of $22.6 million in the fourth quarter of 2016 increased from $18.1 million last year primarily due to changes in both the size of the portfolio and in the provisions for credit losses. As a percentage of the average financial services portfolio, financial services expenses were 1.3% and 1.2% in the fourth quarters of 2016 and 2015, respectively.

2016 ANNUAL REPORT	37

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial services operating earnings of $51.6 million in the fourth quarter of 2016, including $0.6 million of unfavorable foreign currency effects, increased $6.6 million, or 14.7%, from 2015 levels.

See Note 1 and Note 3 to the Consolidated Financial Statements for further information on financial services.

Corporate

Snap-on’s fourth quarter 2016 general corporate expenses of $23.8 million increased $0.2 million from $23.6 million last year primarily due to higher acquisition-related and other costs partially offset by $1.6 million of lower pension expense.

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

Net sales of $3,352.8 million in 2015 increased $75.1 million, or 2.3%, from 2014 levels, reflecting a $220.8 million, or 7.1%, organic sales gain and $12.0 million of acquisition-related sales, partially offset by $157.7 million of unfavorable foreign currency translation.

38	SNAP-ON INCORPORATED

Gross profit of $1,648.3 million in 2015 compared to $1,584.3 million in 2014. Gross margin of 49.2% in 2015 improved 90 bps from 48.3% in 2014 primarily due to benefits from higher sales and savings from RCI initiatives, as well as 20 bps of lower restructuring costs. Restructuring costs included in gross profit were zero and $5.7 million in 2015 and 2014, respectively.

Operating expenses of $1,053.7 million in 2015 compared to $1,048.7 million in 2014. The operating expense margin of 31.5% in 2015 improved 50 bps from 32.0% in 2014 primarily due to sales volume leverage and savings from RCI initiatives, partially offset by 20 bps of higher pension expense. Restructuring costs included in operating expenses were zero and $0.8 million in 2015 and 2014, respectively.

Operating earnings before financial services of $594.6 million in 2015, including $39.5 million of unfavorable foreign currency effects, increased $59.0 million, or 11.0%, as compared to $535.6 million in 2014. As a percentage of net sales, operating earnings before financial services of 17.7% in 2015 improved 140 bps from 16.3% in 2014.

Financial services revenue of $240.3 million in 2015 compared to revenue of $214.9 million in 2014. Financial services operating earnings of $170.2 million in 2015, including $2.6 million of unfavorable foreign currency effects, increased $21.1 million, or 14.2%, as compared to $149.1 million in 2014. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.

Operating earnings of $764.8 million in 2015, including $42.1 million of unfavorable foreign currency effects, increased $80.1 million, or 11.7%, from $684.7 million in 2014. As a percentage of revenues, operating earnings of 21.3% in 2015 improved 170 bps from 19.6% in 2014.

Interest expense of $51.9 million in 2015 decreased $1.0 million from $52.9 million in 2014. See Note 9 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

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

Segment Results

Commercial & Industrial Group

(Amounts in millions)	2015		2014		Change
External net sales	$895.5	77.0%	$952.1	81.0%	$(56.6)	-5.9%
Intersegment net sales	268.1	23.0%	222.7	19.0%	45.4	20.4%

Segment net sales	1,163.6	100.0%	1,174.8	100.0%	(11.2)	-1.0%
Cost of goods sold	(717.1)	-61.6%	(725.1)	-61.7%	8.0	1.1%

Gross profit	446.5	38.4%	449.7	38.3%	(3.2)	-0.7%
Operating expenses	(277.1)	-23.8%	(291.1)	-24.8%	14.0	4.8%

Segment operating earnings	$169.4	14.6%	$158.6	13.5%	$10.8	6.8%

2016 ANNUAL REPORT	39

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Segment net sales of $1,163.6 million in 2015 decreased $11.2 million, or 1.0%, from 2014 levels, reflecting $75.3 million of unfavorable foreign currency translation partially offset by a $64.1 million, or 5.8%, organic sales gain. The organic sales increase primarily included a double-digit gain in the segment’s power tools operations and high single-digit increases from both the segment’s European-based hand tools business and Asia/Pacific operations; sales to customers in critical industries were essentially flat, as sales gains in several market segments were generally offset by lower sales to customers in the oil and gas sector of our natural resources market segment.

Segment gross profit of $446.5 million in 2015 compared to $449.7 million in 2014. Gross margin of 38.4% in 2015 improved 10 bps from 38.3% in 2014, as savings from RCI initiatives were partially offset by a shift in sales that included higher volumes of lower gross margin products, including increased sales from the segment’s power tools and Asia/Pacific operations. Restructuring costs included in gross profit were zero and $1.0 million in 2015 and 2014, respectively.

Segment operating expenses of $277.1 million in 2015 compared to $291.1 million in 2014. The operating expense margin of 23.8% in 2015 improved 100 bps from 24.8% in 2014 primarily due to benefits from the sales shift noted above and a 20 bps gain from the sale of a former manufacturing facility. Restructuring costs included in operating expenses were zero and $0.4 million in 2015 and 2014, respectively.

As a result of these factors, segment operating earnings of $169.4 million in 2015, including $7.7 million of unfavorable foreign currency effects, increased $10.8 million from 2014 levels. Operating margin for the Commercial & Industrial Group of 14.6% in 2015 improved 110 bps from 13.5% in 2014.

Snap-on Tools Group

(Amounts in millions)	2015		2014		Change
Segment net sales	$1,568.7	100.0%	$1,455.2	100.0%	$113.5	7.8%
Cost of goods sold	(885.7)	-56.5%	(824.9)	-56.7%	(60.8)	-7.4%

Gross profit	683.0	43.5%	630.3	43.3%	52.7	8.4%
Operating expenses	(427.0)	-27.2%	(407.2)	-28.0%	(19.8)	-4.9%

Segment operating earnings	$256.0	16.3%	$223.1	15.3%	$32.9	14.7%

Segment net sales of $1,568.7 million in 2015 increased $113.5 million, or 7.8%, from 2014 levels, reflecting a $154.2 million, or 10.9%, organic sales gain partially offset by $40.7 million of unfavorable foreign currency translation. The organic sales increase included double-digit gains in both the company’s U.S. and international franchise operations.

Segment gross profit of $683.0 million in 2015 compared to $630.3 million in 2014. Gross margin of 43.5% in 2015 improved 20 bps from 43.3% in 2014 primarily due to benefits from higher sales and savings from RCI initiatives, partially offset by 90 bps of unfavorable foreign currency effects.

Segment operating expenses of $427.0 million in 2015 compared to $407.2 million in 2014. The operating expense margin of 27.2% in 2015 improved 80 bps from 28.0% in 2014 primarily due to sales volume leverage.

As a result of these factors, segment operating earnings of $256.0 million in 2015, including $21.3 million of unfavorable foreign currency effects, increased $32.9 million from 2014 levels. Operating margin for the Snap-on Tools Group of 16.3% in 2015 improved 100 bps from 15.3% in 2014.

Repair Systems & Information Group

(Amounts in millions)	2015		2014		Change
External net sales	$888.6	79.8%	$870.4	79.5%	$18.2	2.1%
Intersegment net sales	224.6	20.2%	224.8	20.5%	(0.2)	-0.1%

Segment net sales	1,113.2	100.0%	1,095.2	100.0%	18.0	1.6%
Cost of goods sold	(594.4)	-53.4%	(590.9)	-54.0%	(3.5)	-0.6%

Gross profit	518.8	46.6%	504.3	46.0%	14.5	2.9%
Operating expenses	(245.4)	-22.0%	(253.1)	-23.1%	7.7	3.0%

Segment operating earnings	$273.4	24.6%	$251.2	22.9%	$22.2	8.8%

40	SNAP-ON INCORPORATED

Segment net sales of $1,113.2 million in 2015 increased $18.0 million, or 1.6%, from 2014 levels, reflecting a $51.8 million, or 4.9%, organic sales gain and $12.0 million of acquisition-related sales, partially offset by $45.8 million of unfavorable foreign currency translation. The organic sales increase primarily included mid single-digit gains in sales of undercar equipment, sales to OEM dealerships, and sales of diagnostic and repair information products to independent repair shop owners and managers.

Segment gross profit of $518.8 million in 2015 compared to $504.3 million in 2014. Gross margin of 46.6% in 2015 improved 60 bps from 46.0% in 2014 primarily due to contributions from higher sales and savings from RCI initiatives, and 40 bps of lower restructuring costs. These gross margin improvements were partially offset by a shift in sales that included higher volumes of lower gross margin products, including increased essential tool and facilitation sales to OEM dealerships. Restructuring costs included in gross profit were zero and $4.7 million in 2015 and 2014, respectively.

Segment operating expenses of $245.4 million in 2015 compared to $253.1 million in 2014. The operating expense margin of 22.0% in 2015 improved 110 bps from 23.1% in 2014 primarily due to sales volume leverage, including benefits from the sales shift noted above, and savings from RCI initiatives. Restructuring costs included in operating expenses were zero and $0.4 million in 2015 and 2014, respectively.

As a result of these factors, segment operating earnings of $273.4 million in 2015, including $10.5 million of unfavorable foreign currency effects, increased $22.2 million from 2014 levels. Operating margin for the Repair Systems & Information Group of 24.6% in 2015 improved 170 bps from 22.9% in 2014.

Financial Services

(Amounts in millions)	2015		2014		Change
Financial services revenue	$240.3	100.0%	$214.9	100.0%	$25.4	11.8%
Financial services expenses	(70.1)	-29.2%	(65.8)	-30.6%	(4.3)	-6.5%

Segment operating earnings	$170.2	70.8%	$149.1	69.4%	$21.1	14.2%

Financial services revenue of $240.3 million in 2015 increased $25.4 million, or 11.8%, from $214.9 million in 2014 primarily reflecting $23.0 million of higher revenue as a result of continued growth of the company’s financial services portfolio and $2.2 million of increased revenue from higher average yields on finance receivables. In 2015 and 2014, the average yield on finance receivables was 17.8% and 17.6%, respectively, and the average yield on contract receivables was 9.5% in both years. Originations of $993.7 million in 2015 increased $105.1 million, or 11.8%, from 2014 levels.

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

Corporate

Snap-on’s general corporate expenses in 2015 of $104.2 million increased $6.9 million from $97.3 million in 2014 primarily due to $7.9 million of higher pension expense.

Non-GAAP Supplemental Data

The following non-GAAP supplemental data is presented for informational purposes to provide readers with insight into the information used by management for assessing the operating performance of Snap-on Incorporated’s (“Snap-on”) non-financial services (“Operations”) and “Financial Services” businesses.

2016 ANNUAL REPORT	41

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

Non-GAAP Supplemental Consolidating Data – Supplemental Statements of Earnings information for 2016, 2015 and 2014 is as follows:

	Operations*			Financial Services
(Amounts in millions)	2016	2015	2014	2016	2015	2014
Net sales	$3,430.4	$3,352.8	$3,277.7	$–	$–	$–
Cost of goods sold	(1,720.8)	(1,704.5)	(1,693.4)	–	–	–

Gross profit	1,709.6	1,648.3	1,584.3	–	–	–
Operating expenses	(1,054.1)	(1,053.7)	(1,048.7)	–	–	–

Operating earnings before financial services	655.5	594.6	535.6	–	–	–

Financial services revenue	–	–	–	281.4	240.3	214.9
Financial services expenses	–	–	–	(82.7)	(70.1)	(65.8)

Operating earnings from financial services	–	–	–	198.7	170.2	149.1

Operating earnings	655.5	594.6	535.6	198.7	170.2	149.1
Interest expense	(51.9)	(51.4)	(52.2)	(0.3)	(0.5)	(0.7)
Intersegment interest income (expense) – net	72.2	62.7	56.7	(72.2)	(62.7)	(56.7)
Other income (expense) – net	(0.7)	(2.4)	(0.8)	0.1	–	(0.1)

Earnings before income taxes and equity earnings	675.1	603.5	539.3	126.3	107.0	91.6
Income tax expense	(197.7)	(181.9)	(165.8)	(46.6)	(39.3)	(33.7)

Earnings before equity earnings	477.4	421.6	373.5	79.7	67.7	57.9
Financial services – net earnings attributable to Snap-on	79.7	67.7	57.9	–	–	–
Equity earnings, net of tax	2.5	1.3	0.7	–	–	–

Net earnings	559.6	490.6	432.1	79.7	67.7	57.9
Net earnings attributable to noncontrolling interests	(13.2)	(11.9)	(10.2)	–	–	–

Net earnings attributable to Snap-on	$546.4	$478.7	$421.9	$79.7	$67.7	$57.9

* Snap-on with Financial Services on the equity method.

42	SNAP-ON INCORPORATED

Non-GAAP Supplemental Consolidating Data – Supplemental Balance Sheet Information as of 2016 and 2015 year end is as follows:

	Operations*		Financial Services
(Amounts in millions)	2016	2015	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$77.5	$92.7	$0.1	$0.1
Intersegment receivables	15.0	15.9	–	–
Trade and other accounts receivable – net	598.2	562.2	0.6	0.3
Finance receivables – net	–	–	472.5	447.3
Contract receivables – net	7.9	8.0	80.2	74.1
Inventories – net	530.5	497.8	–	–
Prepaid expenses and other assets	122.4	111.5	1.1	1.2

Total current assets	1,351.5	1,288.1	554.5	523.0

Property and equipment – net	423.8	412.1	1.4	1.4
Investment in Financial Services	288.7	251.8	–	–
Deferred income tax assets	49.1	40.6	23.7	19.8
Intersegment long-term notes receivable	584.7	398.7	–	–
Long-term finance receivables – net	–	–	934.5	772.7
Long-term contract receivables – net	11.2	12.1	275.5	254.5
Goodwill	895.5	790.1	–	–
Other intangibles – net	184.6	195.0	–	–
Other assets	47.9	49.9	0.1	1.0

Total assets	$3,837.0	$3,438.4	$1,789.7	$1,572.4

*	Snap-on with Financial Services on the equity method.

2016 ANNUAL REPORT	43

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Balance Sheet Information (continued):

	Operations*		Financial Services
(Amounts in millions)	2016	2015	2016	2015
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$151.4	$18.4	$150.0	$–
Accounts payable	170.3	148.2	0.6	0.1
Intersegment payables	–	–	15.0	15.9
Accrued benefits	52.8	52.1	–	–
Accrued compensation	85.7	86.9	4.1	4.1
Franchisee deposits	66.7	64.4	–	–
Other accrued liabilities	292.1	277.4	22.8	25.0

Total current liabilities	819.0	647.4	192.5	45.1

Long-term debt and intersegment long-term debt	–	–	1,293.5	1,260.4
Deferred income tax liabilities	13.1	14.1	–	0.2
Retiree health care benefits	36.7	37.9	–	–
Pension liabilities	246.5	227.8	–	–
Other long-term liabilities	86.5	80.5	15.0	14.9

Total liabilities	1,201.8	1,007.7	1,501.0	1,320.6

Total shareholders’ equity attributable to Snap-on	2,617.2	2,412.7	288.7	251.8
Noncontrolling interests	18.0	18.0	–	–

Total equity	2,635.2	2,430.7	288.7	251.8

Total liabilities and equity	$3,837.0	$3,438.4	$1,789.7	$1,572.4

*	Snap-on with Financial Services on the equity method.

44	SNAP-ON INCORPORATED

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. On January 17, 2017, Snap-on repaid $150 million of unsecured 5.50% notes (the “2017 Notes”) upon maturity with available cash and cash generated from issuances of commercial paper. Snap-on believes that its cash from operations and collections of finance receivables, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for scheduled debt payments (including the January 15, 2018 repayment of $250 million of unsecured 4.25% notes at maturity (the “2018 Notes”)), payments of interest and dividends, new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, as they arise.

Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on February 3, 2017, Snap-on’s long-term debt and commercial paper were rated, respectively, A3 and P-2 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.

The following discussion focuses on information included in the accompanying Consolidated Balance Sheets.

As of 2016 year end, working capital (current assets less current liabilities) of $894.5 million decreased $224.1 million from $1,118.6 million as of 2015 year end primarily as a result of the inclusion of the 2017 Notes and $130 million of outstanding commercial paper borrowings in “Notes payable and current maturities of long-term debt,” partially offset by the other net changes in working capital discussed below. As of 2015 year end, the 2017 Notes were included in “Long-term debt” on the accompanying Consolidated Balance Sheet as their scheduled maturity was in excess of one year of the 2015 year-end balance sheet date.

The following represents the company’s working capital position as of 2016 and 2015 year end:

(Amounts in millions)	2016	2015
Cash and cash equivalents	$77.6	$92.8
Trade and other accounts receivable – net	598.8	562.5
Finance receivables – net	472.5	447.3
Contract receivables – net	88.1	82.1
Inventories – net	530.5	497.8
Prepaid expenses and other assets	116.5	106.3

Total current assets	1,884.0	1,788.8

Notes payable and current maturities of long-term debt	(301.4)	(18.4)
Accounts payable	(170.9)	(148.3)
Other current liabilities	(517.2)	(503.5)

Total current liabilities	(989.5)	(670.2)

Working capital	$894.5	$1,118.6

Cash and cash equivalents of $77.6 million as of 2016 year end decreased $15.2 million from 2015 year-end levels primarily due to (i) the funding of $915.0 million of new finance receivables; (ii) the funding of $160.4 million, net of cash acquired, for the acquisitions of Car-O-Liner and Sturtevant Richmont; (iii) dividend payments to shareholders of $147.5 million; (iv) the repurchase of 758,000 shares of the company’s common stock for $120.4 million; and (v) the funding of $74.3 million of capital expenditures. These decreases in cash and cash equivalents were partially offset by (i) $671.7 million of cash from collections of finance receivables; (ii) $576.1 million of cash generated from operations, net of $60.0 million of discretionary cash contributions to the company’s domestic pension plans; (iii) $134.2 million of net proceeds from notes payable and other short-term borrowings; and (iv) $41.8 million of cash proceeds from stock purchase and option plan exercises.

2016 ANNUAL REPORT	45

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Of the $77.6 million of cash and cash equivalents as of 2016 year end, $59.0 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. The repatriation of cash from certain foreign subsidiaries could have adverse net tax consequences on the company should Snap-on be required to pay and record U.S. income taxes and foreign withholding taxes on such funds. Alternatively, the repatriation of cash from certain other foreign subsidiaries could result in favorable net tax consequences for the company. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it does not incur unfavorable net tax consequences.

Trade and other accounts receivable – net of $598.8 million as of 2016 year end increased $36.3 million from 2015 year-end levels primarily due to higher sales and an increase in days sales outstanding, and $21.5 million of receivables related to the Car-O-Liner and Sturtevant Richmont acquisitions, partially offset by $13.8 million of foreign currency translation. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 63 days at 2016 year end and 60 days at 2015 year end.

The current portions of net finance and contract receivables of $560.6 million as of 2016 year end compared to $529.4 million at 2015 year end. The long-term portions of net finance and contract receivables of $1,221.2 million as of 2016 year end compared to $1,039.3 million at 2015 year end. The combined $213.1 million increase in net current and long-term finance and contract receivables over 2015 year-end levels is primarily due to continued growth of the company’s financial services portfolio, partially offset by $15.1 million of foreign currency translation.

Inventories – net of $530.5 million as of 2016 year end increased $32.7 million from 2015 year-end levels primarily due to $21.5 million of inventories related to the Car-O-Liner and Sturtevant Richmont acquisitions, as well as to support continued higher customer demand and new product introductions, partially offset by $17.8 million of foreign currency translation. As of 2016 and 2015 year end, inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 3.3 turns and 3.5 turns, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method as of 2016 and 2015 year end approximated 59% and 57%, respectively, of total inventories. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $73.2 million and $73.3 million as 2016 and 2015 year end, respectively.

Notes payable and current maturities of long-term debt of $301.4 million as of 2016 year end consisted of $150 million of the 2017 Notes, $130 million of commercial paper borrowings and $21.4 million of other notes. Notes payable at 2015 year end totaled $18.4 million and there were no commercial paper borrowings outstanding. As of 2015 year end, the 2017 Notes were included in “Long-term debt” on the accompanying Consolidated Balance Sheet as their scheduled maturity was in excess of one year of the 2015 year-end balance sheet date.

Average notes payable outstanding, including commercial paper borrowings, were $49.3 million and $78.5 million in 2016 and 2015, respectively. The weighted-average interest rate of 7.09% in 2016 increased from 4.36% last year primarily due to higher interest rates on local borrowings in emerging growth markets (where interest rates are generally higher). Average commercial paper borrowings were $26.6 million and $52.2 million in 2016 and 2015, respectively, and the weighted-average interest rate of 0.73% in 2016 increased from 0.41% last year. At 2016 year end, the weighted-average interest rate on outstanding notes payable of 2.85% compared with 15.82% at 2015 year end. The 2016 year-end rate benefited from lower interest rates on commercial paper borrowings. The 2015 year-end rate reflected higher rates on local borrowings in emerging growth markets; no commercial paper was outstanding at 2015 year end.

Accounts payable of $170.9 million as of 2016 year end increased $22.6 million from 2015 year-end levels primarily due to the timing of payments and $10.9 million of accounts payable related to the Car-O-Liner and Sturtevant Richmont acquisitions, partially offset by $3.8 million of foreign currency translation.

Other accrued liabilities of $307.9 million as of 2016 year end increased $11.9 million from 2015 year-end levels primarily due to a $7.6 million increase in derivative liabilities and $6.4 million of other accrued liabilities related to the Car-O-Liner and Sturtevant Richmont acquisitions, partially offset by $8.3 million of foreign currency translation.

46	SNAP-ON INCORPORATED

Long-term debt of $708.8 million as of 2016 year end consisted of (i) $250 million of the 2018 Notes; (ii) $200 million of unsecured 6.70% notes that mature in 2019; (iii) $250 million of unsecured 6.125% notes that mature in 2021; and (iv) $8.8 million of other long-term debt, including fair value adjustments related to interest rate swaps. As of 2016 year end, the 2018 Notes were included in “Long-term debt” on the accompanying Consolidated Balance Sheet as their scheduled maturity was in excess of one year of the 2016 year-end balance sheet date.

Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); as of December 31, 2016, no amounts were outstanding under the Credit Facility. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of 2016 year end, the company’s actual ratios of 0.24 and 1.02, respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.

Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of 2016 year end, Snap-on was in compliance with all covenants of its Credit Facility and other debt agreements.

Snap-on believes it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under the revolving Credit Facility. Snap-on believes that it can access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources in 2017. Near-term liquidity requirements for Snap-on include scheduled debt payments (including the repayment of the 2018 Notes; as noted above, the 2017 Notes were repaid on January 17, 2017), payments of interest and dividends, funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, as they arise. Snap-on intends to make contributions of $7.1 million to its foreign pension plans and $2.3 million to its domestic pension plans in 2017, as required by law. Depending on market and other conditions, Snap-on may make discretionary cash contributions to its pension plans in 2017.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the use of commercial paper, additional fixed-term debt and/or securitizations.

The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities of $576.1 million in 2016 increased $68.9 million from $507.2 million in 2015 primarily due to $69.0 million of higher net earnings. Net cash provided by operating activities was $403.1 million in 2014.

Depreciation expense was $61.4 million in 2016, $57.8 million in 2015 and $54.8 million in 2014. Amortization expense was $24.2 million in 2016 and $24.7 million in both 2015 and 2014. See Note 6 to the Consolidated Financial Statements for information on goodwill and other intangible assets.

2016 ANNUAL REPORT	47

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investing Activities

Net cash used by investing activities of $473.4 million in 2016 included additions to finance receivables of $915.0 million, partially offset by collections of $671.7 million. Net cash used by investing activities of $306.4 million in 2015 included additions to finance receivables of $844.2 million, partially offset by collections of $624.8 million. Net cash used by investing activities of $273.2 million in 2014 included additions to finance receivables of $746.2 million, partially offset by collections of $591.4 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with average payment terms approaching four years.

Net cash used by investing activities in 2016 also included, on a preliminary basis, a total of $160.4 million (net of $4.3 million of cash acquired) for the acquisitions of Car-O-Liner and Sturtevant Richmont. Net cash used by investing activities in 2015 included $11.8 million for the acquisition of Ecotechnics. Net cash used by investing activities in 2014 included $41.3 million for the acquisition of Pro-Cut. See Note 2 to the Consolidated Financial Statements for information on acquisitions.

Capital expenditures in 2016, 2015 and 2014 totaled $74.3 million, $80.4 million and $80.6 million, respectively. Capital expenditures in all three years included continued investments related to the company’s execution of its strategic Value Creation Processes and strategic growth initiatives. The company also invested in (i) new product, efficiency, safety and cost reduction initiatives that are intended to expand and improve its manufacturing capabilities worldwide; (ii) new production and machine tooling to enhance manufacturing operations, as well as ongoing replacements of manufacturing and distribution equipment, particularly in the United States; (iii) the ongoing replacement and enhancement of the company’s global enterprise resource planning (ERP) management information systems; and (iv) improvements in the company’s corporate headquarters and research and development facilities in Kenosha, Wisconsin. Capital expenditures in 2015 also included the purchase of a previously leased manufacturing facility in the United Kingdom. Snap-on believes that its cash generated from operations, as well as its available cash on hand and funds available from its credit facilities will be sufficient to fund the company’s capital expenditure requirements in 2017.

Financing Activities

Net cash used by financing activities of $116.0 million in 2016 included $134.2 million of proceeds from a net increase in notes payable and other short-term borrowings. Net cash used by financing activities of $236.7 million in 2015 included the net repayment of $34.0 million of notes payable and other short-term borrowings. Net cash used by financing activities of $212.1 million in 2014 included the repayment of $100 million of unsecured notes at maturity, partially offset by $45.0 million of proceeds from a net increase in notes payable and other short-term borrowings.

Proceeds from stock purchase and option plan exercises totaled $41.8 million in 2016, $41.6 million in 2015 and $33.0 million in 2014. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes. In 2016, Snap-on repurchased 758,000 shares of its common stock for $120.4 million under its previously announced share repurchase programs. As of 2016 year end, Snap-on had remaining availability to repurchase up to an additional $207.2 million in common stock pursuant to its Board of Directors’ (the “Board”) authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on repurchased 723,000 shares of its common stock for $110.4 million in 2015 and Snap-on repurchased 680,000 shares of its common stock for $79.3 million in 2014. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s share repurchases, if any, in 2017.

48	SNAP-ON INCORPORATED

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends paid in 2016, 2015 and 2014 totaled $147.5 million, $127.9 million and $107.6 million, respectively. On November 3, 2016, the company announced that its Board increased the quarterly cash dividend by 16.4% to $0.71 per share ($2.84 per share annualized). Quarterly dividends in 2016 were $0.71 per share in the fourth quarter and $0.61 per share in the first three quarters ($2.54 per share for the year). Quarterly dividends in 2015 were $0.61 per share in the fourth quarter and $0.53 per share in the first three quarters ($2.20 per share for the year). Quarterly dividends in 2014 were $0.53 per share in the fourth quarter and $0.44 per share in the first three quarters ($1.85 per share for the year).

	2016	2015	2014
Cash dividends paid per common share	$2.54	$2.20	$1.85
Cash dividends paid as a percent of prior-year retained earnings	4.9%	4.8%	4.6%

Snap-on believes that its cash generated from operations, available cash on hand and funds available from its credit facilities will be sufficient to pay dividends in 2017.

Off-Balance-Sheet Arrangements

Except as included below in the section labeled “Contractual Obligations and Commitments” and Note 15 to the Consolidated Financial Statements, the company had no off-balance-sheet arrangements as of 2016 year end.

Contractual Obligations and Commitments

A summary of Snap-on’s future contractual obligations and commitments as of 2016 year end are as follows:

(Amounts in millions)	Total	2017	2018-2019	2020-2021	2022 and thereafter
Contractual obligations:
Notes payable and current maturities of long-term debt	$301.4	$301.4	$–	$–	$–
Long-term debt	708.8	–	450.0	258.8	–
Interest on fixed rate debt	111.9	39.7	46.6	25.6	–
Operating leases	81.5	23.0	32.2	15.8	10.5
Capital leases	20.2	3.7	6.2	4.7	5.6
Purchase obligations	54.0	45.8	8.2	–	–

Total	$1,277.8	$413.6	$543.2	$304.9	$16.1

On January 17, 2017, Snap-on repaid the 2017 Notes (included in the table above) upon maturity with available cash and cash generated from issuances of commercial paper.

Snap-on intends to make contributions of $7.1 million to its foreign pension plans and $2.3 million to its domestic pension plans in 2017, as required by law. Depending on market and other conditions, Snap-on may make discretionary cash contributions to its pension plans in 2017. Snap-on has not presented estimated pension and postretirement funding contributions in the table above as the funding can vary from year to year based on changes in the fair value of the plan assets and actuarial assumptions; see Note 11 and Note 12 to the Consolidated Financial Statements for information on the company’s benefit plans and payments.

Due to the uncertainty of the timing of settlements with taxing authorities, Snap-on is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits for its remaining uncertain tax liabilities. As a result, $9.4 million of unrecognized tax benefits have been excluded from the table above; see Note 8 to the Consolidated Financial Statements for information on income taxes.

2016 ANNUAL REPORT	49

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

Critical Accounting Policies and Estimates

The Consolidated Financial Statements and related notes contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates are generally based on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results could differ from those estimates.

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

Snap-on evaluates the recoverability of goodwill by utilizing an income approach that estimates the fair value of the future discounted cash flows of the reporting units to which the goodwill relates. The future projections, which are based on both past performance and the projections and assumptions used in the company’s operating plans, are subject to change as a result of changing economic and competitive conditions. This approach reflects management’s internal outlook at the reporting units, which management believes provides the best determination of value due to management’s insight and experience with the reporting units. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, working capital levels, expected benefits from RCI initiatives, and a weighted-average cost of capital that reflects the specific risk profile of the reporting unit being tested. The company’s methodologies for valuing goodwill are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2016 impairment calculations were evaluated in light of then-current market and business conditions. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the reporting units’ projections of future operating results and cash flows and replicates how market participants would value the company’s reporting units in an orderly transaction.

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

Snap-on also evaluates the recoverability of its indefinite-lived trademarks by utilizing an income approach that estimates the fair value of the future discounted cash flows of each of its trademarks. The future projections, which are based on both past performance and the projections and assumptions used in the company’s operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth and royalty rates, expected synergies, and a weighted-average cost of capital that reflects the specific risk profile of the trademark being tested. The company’s methodologies for valuing trademarks are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2016 impairment calculations were evaluated in light of then-current market and business conditions. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the trademarks’ projected future cash flows and replicates how market participants would value the company’s trademarks in an orderly transaction.

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

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2016, the results of which did not result in any impairment. As of 2016 year end, the company has no accumulated impairment losses. Although the company consistently uses the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. In performing its annual impairment testing the company performed a sensitivity analysis on the material assumptions used in the discounted cash flow valuation models for each of its 11 reporting units. Based on the company’s second quarter 2016 impairment testing and assuming a hypothetical 10% decrease in the estimated fair values of each of its 11 reporting units, the hypothetical fair value of each of the company’s 11 reporting units would have been greater than its carrying value. See Note 6 to the Consolidated Financial Statements for further information about goodwill and other intangible assets.

Pension Benefits: The pension benefit obligation and related pension expense are calculated in accordance with GAAP and are impacted by certain actuarial assumptions. Changes in these assumptions are primarily influenced by factors outside of Snap-on’s control, such as changes in economic conditions, and can have a significant effect on the amounts reported in the financial statements. Snap-on believes that the two most critical assumptions are (i) the expected return on plan assets; and (ii) the assumed discount rate.

Snap-on’s domestic pension plans have a long-term investment horizon and a total return strategy that emphasizes a capital growth objective. In 2016, the long-term investment performance objective for Snap-on’s domestic plans’ assets was to achieve net of expense returns that met or exceeded the 7.6% domestic expected return on plan assets assumption. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its domestic plans’ assets. As of 2016 year end, Snap-on’s domestic pension plans’ assets comprised approximately 86% of the company’s worldwide pension plan assets.

2016 ANNUAL REPORT	51

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Based on forward-looking capital market expectations, Snap-on selected an expected return on plan assets assumption for its U.S. pension plans of 7.5%, a decrease of 10 bps from 2016, to be used in determining pension expense for 2017. In estimating the domestic expected return on plan assets, Snap-on utilizes a nominal returns forecasting method. For each asset class, future returns are estimated by identifying the premium of riskier asset classes over lower risk alternatives. The methodology constructs expected returns using a “building block” approach to the individual components of total return. These forecasts are stated in both nominal and real (after inflation) terms. This process first considers the long-term historical return premium based on the longest set of data available for each asset class. These premiums, calculated using the geometric mean, are then adjusted based on current relative valuation levels, macro-economic conditions, and the expected alpha related to active investment management. The asset return assumption is also adjusted by an implicit expense load for estimated administrative and investment-related expenses. Since asset allocation is a key determinant of expected investment returns, the current and expected mix of plan assets are also considered when setting the assumption.

Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected rate of return assumption for Snap-on’s domestic pension plans’ assets by 50 bps would have increased Snap-on’s 2016 domestic pension expense by approximately $4.7 million.

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans. The domestic discount rate as of 2016 and 2015 year end was selected based on a cash flow matching methodology developed by the company’s outside actuaries and which incorporates a review of current economic conditions. This methodology matches the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. This technique calculates bond portfolios that produce adequate cash flows to pay the plans’ projected yearly benefits and then selects the portfolio with the highest yield and uses that yield as the recommended discount rate.

The selection of the 4.5% weighted-average discount rate for Snap-on’s domestic pension plans as of 2016 year end (compared to 4.7% as of 2015 year end) represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 bps would have increased Snap-on’s 2016 domestic pension expense and projected benefit obligation by approximately $6.7 million and $65.3 million, respectively. As of 2016 year end, Snap-on’s domestic projected benefit obligation comprised approximately 83% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 2.9% (compared to 3.7% as of 2015 year end) represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 bps would have increased Snap-on’s 2016 foreign pension expense and projected benefit obligation by approximately $1.7 million and $23.4 million, respectively.

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

To determine the 2017 net periodic benefit cost, Snap-on is using weighted-average discount rates for its domestic and foreign pension plans of 4.5% and 2.9%, respectively, and an expected return on plan assets for its domestic pension plans of 7.5%. The expected returns on plan assets for foreign pension plans ranged from 1.8% and 6.3% as of 2016 year end. The net change in these two key assumptions from those used in 2016 is expected to increase pension expense in 2017. Other factors, such as changes in plan demographics and discretionary contributions, may further increase or decrease pension expense in 2017. See Note 11 to the Consolidated Financial Statements for further information on pension plans.

52	SNAP-ON INCORPORATED

Allowances for Doubtful Accounts on Finance and Contract Receivables: The allowances for doubtful accounts on finance and contract receivables are maintained at levels management believes are adequate to cover probable losses inherent in Snap-on’s finance and contract receivables portfolios as of the measurement date. The allowances represent management’s estimate of the losses inherent in the company’s receivables portfolios based on ongoing assessments and evaluations of collectability and historical loss experience. Determination of the proper level of allowances by portfolio requires management to exercise significant judgment about the timing, frequency and severity of losses that could materially affect the provision for doubtful accounts and, as a result, net earnings. The allowances take into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, loss migration, delinquency trends, collection experience, current economic conditions and credit risk characteristics. Some of these factors are influenced by items such as the customers’ financial condition, debt-servicing ability, past payment experience, and credit bureau and proprietary Snap-on credit model information, as well as the value of the underlying collateral. Changes in economic conditions and assumptions, including the resulting credit quality metrics relative to the performance of the finance and contract receivables portfolios, create uncertainty and could result in changes to both the allowances and provisions for doubtful accounts.

Management utilizes established policies and procedures in an effort to ensure the estimates and assumptions are well controlled, reviewed and consistently applied. As of December 31, 2016, the ratios of the allowances for doubtful accounts to finance and contract receivables (the “allowance ratios”) were 3.34% and 1.03%, respectively. As of January 2, 2016, the respective allowance ratios were 3.04% and 1.25%. While management believes it exercises prudent judgment and applies reasonable assumptions in establishing its estimates for allowances for finance and contract receivables, there can be no assurance that changes in economic conditions or other factors would not adversely impact the financial health of our customers and result in changes to the estimates used in the allowance calculations. For reference, a 100 bps increase in the allowance ratios for both finance and contract receivables as of December 31, 2016, would have increased Snap-on’s 2016 provision expense and related allowances for doubtful accounts by approximately $14.6 million and $3.8 million, respectively.

For additional information on Snap-on’s allowances for doubtful accounts, see Note 1 and Note 3 to the Consolidated Financial Statements.

Outlook

Snap-on expects to make continued progress in 2017 along its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, Snap-on expects that capital expenditures in 2017 will be in a range of $80 million to $90 million. Snap-on also anticipates that its full year 2017 effective income tax rate will be comparable to its 2016 full year rate.

2016 ANNUAL REPORT	53

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Market, Credit and Economic Risks

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. Snap-on is exposed to market risk from changes in interest rates and foreign currency exchange rates, including as a result of the recent weakening of the British pound vis-à-vis the U.S. dollar following the United Kingdom’s referendum vote to exit from the European Union. Snap-on is also exposed to market risk associated with the stock-based portion of its deferred compensation plans. Snap-on monitors its exposure to these risks and attempts to manage the underlying economic exposures through the use of financial instruments such as foreign currency forward contracts, interest rate swap agreements, treasury lock agreements and prepaid equity forward agreements (“equity forwards”). Snap-on does not use derivative instruments for speculative or trading purposes. Snap-on’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole. Snap-on’s management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks.

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

Interest Rate Risk Management

Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements. Treasury lock agreements are used from time to time to manage the potential change in interest rates in anticipation of the possible issuance of fixed rate debt. See Note 10 to the Consolidated Financial Statements for information on interest rate risk management.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of 2016 and 2015 year end was $0.4 million and $0.6 million, respectively, on interest rate-sensitive financial instruments, and $0.8 million and $0.5 million, respectively, on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

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

Credit Risk

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Prior to extending credit, each customer is evaluated, taking into consideration various factors, including the customer’s financial condition, debt-servicing ability, past payment experience, credit bureau information, and other financial and qualitative factors that may affect the customer’s ability to repay, as well as the value of the underlying collateral. Credit risk is also monitored regularly through the use of internal proprietary custom scoring models to evaluate each transaction at the time of the application for credit and by periodically updating those credit scores for ongoing monitoring purposes. Snap-on evaluates credit quality through the use of an internal proprietary measuring system that provides a framework to analyze finance and contract receivables on the basis of risk factors of the individual obligor as well as transaction specific risk. The finance and contract receivables are typically monitored through an asset quality review process that closely monitors past due accounts and initiates a progressive collection action process when appropriate.

Counterparty Risk

Snap-on is exposed to credit losses in the event of non-performance by the counterparties to its various financial agreements, including its foreign currency forward contracts, interest rate swap agreements, treasury lock agreements and prepaid equity forward agreements. Snap-on does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparties and generally enters into agreements with financial institution counterparties with a credit rating of A- or better. Snap-on does not anticipate non-performance by its counterparties, but cannot provide assurances.

Economic Risk

Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. Snap-on continually monitors its exposure in these markets; for example, the company will be monitoring the potential effects of the United Kingdom’s referendum vote to exit from the European Union, although it is too soon to know what effects the results of the referendum will have on the world economy or the company. Inflation has not had a significant impact on the company.

As a result of the above market, credit and economic risks, net earnings and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year.

Commodity Risk

Snap-on is a purchaser of certain commodities such as steel, natural gas and electricity. The company is also a purchaser of components and parts that are integrated into the company’s end products, as well as the purchaser of certain finished goods, all of which may contain various commodities including steel, aluminum, nickel, copper and others. Snap-on’s supply of raw materials and purchased components are generally and readily available from numerous suppliers.

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

2016 ANNUAL REPORT	55

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016 and, as permitted by the Public Company Accounting Oversight Board auditing standards, excluded from its assessment the company’s October 31, 2016, acquisition of Car-O-Liner Holding AB (which represented less than 4% of total assets at December 31, 2016, and less than 1% of 2016 net sales). Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2016, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). As permitted by the Public Company Accounting Oversight Board auditing standards, the company’s October 31, 2016, acquisition of Car-O-Liner Holding AB (which represented less than 4% of total assets at December 31, 2016, and less than 1% of 2016 net sales) was excluded from the scope of management’s assessment of internal control over financial reporting as of December 31, 2016. Based on this assessment, the company’s management believes that, as of December 31, 2016, our internal control over financial reporting was effective at a reasonable assurance level. The company’s internal control over financial reporting as of December 31, 2016, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Snap-on Incorporated:

We have audited the internal control over financial reporting of Snap-on Incorporated and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Car-O-Liner Holding AB, which was acquired on October 31, 2016, and whose financial statements constitute less than 4% of the Company’s total assets as of December 31, 2016, and less than 1% of the Company’s 2016 net sales. Accordingly, our audit did not include the internal control over financial reporting at Car-O-Liner Holding AB. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 9, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin February 9, 2017

2016 ANNUAL REPORT	57

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Incorporated by reference to sections entitled “Item 1: Election of Directors,” “Corporate Governance Practices and Board Information” and “Other Information” in Snap-on’s 2017 Annual Meeting Proxy Statement, which is expected to be mailed to shareholders on or about March 10, 2017 (the “2017 Proxy Statement”).

The Section 16(a) filing compliance disclosure pursuant to Item 405 of Regulation S-K is contained in Snap-on’s 2017 Proxy Statement in the section entitled “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Information regarding Snap-on’s executive officers, including their ages, business experience (for at least the last five years) and titles as of December 31, 2016, is presented below:

Nicholas T. Pinchuk (70) – Chairman of the Board of Directors since 2009, President and Chief Executive Officer since December 2007 and President and Chief Operating Officer from April to December 2007. Senior Vice President and President – Worldwide Commercial & Industrial Group from 2002 to 2007. Prior to joining Snap-on, Mr. Pinchuk held various positions, including President of Global Refrigeration Operations and President of Asia Pacific Operations, at Carrier Corporation, a producer of air conditioning, heating and refrigeration systems, and a subsidiary of United Technologies Corporation. Mr. Pinchuk serves on the board of directors of Columbus McKinnon Corporation.

Aldo J. Pagliari (62) – Senior Vice President – Finance and Chief Financial Officer since 2010.

Anup R. Banerjee (66) – Senior Vice President, Human Resources and Chief Development Officer since 2015, and President, Commercial Group from 2011 to 2015.

Iain Boyd (54) – Vice President, Operations Development since 2015. Vice President – Human Resources from 2007 to 2015.

Constance R. Johnsen (59) – Vice President and Controller since 2003.

Thomas L. Kassouf (64) – Senior Vice President and President – Snap-on Tools Group since 2010.

Jeanne M. Moreno (62) – Vice President and Chief Information Officer since 2005.

Irwin M. Shur (58) – Vice President, General Counsel and Secretary since 2008.

Thomas J. Ward (64) – Senior Vice President and President – Repair Systems & Information Group since 2010.

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

Item 11: Executive Compensation

The information required by Item 11 is contained in Snap-on’s 2017 Proxy Statement in the sections entitled “Executive Compensation,” “Board Compensation,” “Compensation Committee Report,” and “Other Information” and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about Snap-on’s equity compensation plans at 2016 year end:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,366,358 (1)	$ 103.03 (2)	5,059,920 (3)
Equity compensation plans not approved by security holders	53,439 (4)	Not Applicable	– (5)

Total	3,419,797	$ 103.03 (2)	5,059,920 (5)

(1)

Includes (i) options to acquire 589,784 shares granted under the 2001 Incentive Stock and Awards Plan (the “2001 Plan”); (ii) options and stock appreciation rights to acquire 2,724,530 shares granted under the 2011 Incentive Stock and Awards Plan (the “2011 Plan,” and collectively with the 2001 Plan, the “Incentive Plans”); and (iii) 52,044 shares represented by deferred share units under the Directors’ Fee Plan. Excludes 50,528 shares issuable in connection with the vesting of restricted stock units and restricted stock under the 2001 Plan, and 288,072 shares issuable in connection with the vesting of performance share awards, restricted stock units and restricted stock under the 2011 Plan. Also excludes shares of common stock that may be issuable under the employee and franchisee stock purchase plans.

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

(3)

Includes (i) 4,121,252 shares reserved for issuance under the 2011 Plan; (ii) 158,105 shares reserved for issuance under the Directors’ Fee Plan; and (iii) 780,563 shares reserved for issuance under the employee stock purchase plan.

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

2016 ANNUAL REPORT	59

The additional information required by Item 12 is contained in Snap-on’s 2017 Proxy Statement in the sections entitled “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” and “Other Information,” and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the sections entitled “Corporate Governance Practices and Board Information – Board Information” and “Other Information – Transactions with the Company” in Snap-on’s 2017 Proxy Statement.

Item 14: Principal Accounting Fees and Services

Incorporated by reference to the section entitled “Deloitte & Touche LLP Fee Disclosure” in Snap-on’s 2017 Proxy Statement.

PART IV

Item 15: Exhibits, Financial Statement Schedules

Item 15(a):	Documents Filed as Part of This Report:

1. List of Financial Statements

Unless otherwise indicated, references to “fiscal 2016” or “2016” refer to the fiscal year ended December 31, 2016; references to “fiscal 2015” or “2015” refer to the fiscal year ended January 2, 2016; and references to “fiscal 2014” or “2014” refer to the fiscal year ended January 3, 2015. References to 2016, 2015 and 2014 year end refer to December 31, 2016, January 2, 2016, and January 3, 2015, respectively.

The following consolidated financial statements of Snap-on and the Report of Independent Registered Public Accounting Firm thereon, are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Earnings for the 2016, 2015 and 2014 fiscal years.

•	Consolidated Statements of Comprehensive Income for the 2016, 2015 and 2014 fiscal years.

•	Consolidated Balance Sheets as of 2016 and 2015 year end.

•	Consolidated Statements of Equity for the 2016, 2015 and 2014 fiscal years.

•	Consolidated Statements of Cash Flows for the 2016, 2015 and 2014 fiscal years.

•	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3. List of Exhibits

The exhibits filed with or incorporated by reference in this report are as specified in the exhibit index included herein.

Item 16: Form 10-K Summary

None.

60	SNAP-ON INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Snap-on Incorporated:

We have audited the accompanying consolidated balance sheets of Snap-on Incorporated and subsidiaries (the “Company”) as of December 31, 2016, and January 2, 2016, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Snap-on Incorporated and subsidiaries as of December 31, 2016, and January 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin February 9, 2017

2016 ANNUAL REPORT	61

Snap-on Incorporated – Consolidated Statements of Earnings

(Amounts in millions, except per share data)	2016	2015	2014
Net sales	$3,430.4	$3,352.8	$3,277.7
Cost of goods sold	(1,720.8)	(1,704.5)	(1,693.4)

Gross profit	1,709.6	1,648.3	1,584.3
Operating expenses	(1,054.1)	(1,053.7)	(1,048.7)

Operating earnings before financial services	655.5	594.6	535.6

Financial services revenue	281.4	240.3	214.9
Financial services expenses	(82.7)	(70.1)	(65.8)

Operating earnings from financial services	198.7	170.2	149.1

Operating earnings	854.2	764.8	684.7
Interest expense	(52.2)	(51.9)	(52.9)
Other income (expense) – net	(0.6)	(2.4)	(0.9)

Earnings before income taxes and equity earnings	801.4	710.5	630.9
Income tax expense	(244.3)	(221.2)	(199.5)

Earnings before equity earnings	557.1	489.3	431.4
Equity earnings, net of tax	2.5	1.3	0.7

Net earnings	559.6	490.6	432.1
Net earnings attributable to noncontrolling interests	(13.2)	(11.9)	(10.2)

Net earnings attributable to Snap-on Incorporated	$546.4	$478.7	$421.9

Net earnings per share attributable to Snap-on Incorporated:
Basic	$9.40	$8.24	$7.26
Diluted	9.20	8.10	7.14

Weighted-average shares outstanding:
Basic	58.1	58.1	58.1
Effect of dilutive securities	1.3	1.0	1.0

Diluted	59.4	59.1	59.1

See Notes to Consolidated Financial Statements.

62	SNAP-ON INCORPORATED

Snap-on Incorporated – Consolidated Statements of Comprehensive Income

(Amounts in millions)	2016	2015	2014
Comprehensive income (loss):
Net earnings	$559.6	$490.6	$432.1
Other comprehensive income (loss):
Foreign currency translation*	(99.2)	(110.8)	(128.8)
Unrealized cash flow hedges, net of tax:
Reclassification of cash flow hedges from accumulated other comprehensive loss	8.8	–	–
Reclassification of cash flow hedges to net earnings	(0.3)	(0.3)	(0.3)
Defined benefit pension and postretirement plans:
Net prior service costs and credits and unrecognized loss	(93.3)	(48.3)	(136.1)
Income tax benefit	30.7	19.4	47.9

Net of tax	(62.6)	(28.9)	(88.2)

Amortization of net prior service costs and credits and unrecognized loss included in net periodic benefit cost	30.1	38.0	22.0
Income tax benefit	(11.1)	(14.0)	(8.1)

Net of tax	19.0	24.0	13.9

Total comprehensive income	425.3	374.6	228.7

Comprehensive income attributable to noncontrolling interests	(13.2)	(11.9)	(10.2)

Comprehensive income attributable to Snap-on Incorporated	$412.1	$362.7	$218.5

*	There is no reclassification adjustment as there was no sale or liquidation of any foreign entity during any period presented.

See Notes to Consolidated Financial Statements.

2016 ANNUAL REPORT	63

Snap-on Incorporated – Consolidated Balance Sheets

	Fiscal Year End
(Amounts in millions, except share data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$77.6	$92.8
Trade and other accounts receivable – net	598.8	562.5
Finance receivables – net	472.5	447.3
Contract receivables – net	88.1	82.1
Inventories – net	530.5	497.8
Prepaid expenses and other assets	116.5	106.3

Total current assets	1,884.0	1,788.8
Property and equipment – net	425.2	413.5
Deferred income tax assets	72.8	60.4
Long-term finance receivables – net	934.5	772.7
Long-term contract receivables – net	286.7	266.6
Goodwill	895.5	790.1
Other intangibles – net	184.6	195.0
Other assets	39.9	44.0

Total assets	$4,723.2	$4,331.1

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$301.4	$18.4
Accounts payable	170.9	148.3
Accrued benefits	52.8	52.1
Accrued compensation	89.8	91.0
Franchisee deposits	66.7	64.4
Other accrued liabilities	307.9	296.0

Total current liabilities	989.5	670.2
Long-term debt	708.8	861.7
Deferred income tax liabilities	13.1	14.3
Retiree health care benefits	36.7	37.9
Pension liabilities	246.5	227.8
Other long-term liabilities	93.4	88.5

Total liabilities	2,088.0	1,900.4

Commitments and contingencies (Note 15)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,400,250 and 67,392,545 shares, respectively)	67.4	67.4
Additional paid-in capital	317.3	296.3
Retained earnings	3,384.9	2,986.9
Accumulated other comprehensive loss	(498.5)	(364.2)
Treasury stock at cost (9,450,393 and 9,306,499 shares, respectively)	(653.9)	(573.7)

Total shareholders’ equity attributable to Snap-on Incorporated	2,617.2	2,412.7
Noncontrolling interests	18.0	18.0

Total equity	2,635.2	2,430.7

Total liabilities and equity	$4,723.2	$4,331.1

See Notes to Consolidated Financial Statements.

64	SNAP-ON INCORPORATED

Snap-on Incorporated – Consolidated Statements of Equity

	Shareholders’ Equity Attributable to Snap-on Incorporated
(Amounts in millions, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at December 28, 2013	$67.4	$225.1	$2,324.1	$(44.8)	$(458.6)	$17.2	$2,130.4
Net earnings for 2014	–	–	421.9	–	–	10.2	432.1
Other comprehensive loss	–	–	–	(203.4)	–	–	(203.4)
Cash dividends – $1.85 per share	–	–	(107.6)	–	–	–	(107.6)
Stock compensation plans	–	15.7	–	–	34.6	–	50.3
Share repurchases – 680,000 shares	–	–	–	–	(79.3)	–	(79.3)
Tax benefit from certain stock options	–	13.9	–	–	–	–	13.9
Dividend reinvestment plan and other	–	–	(1.2)	–	–	(9.9)	(11.1)

Balance at January 3, 2015	67.4	254.7	2,637.2	(248.2)	(503.3)	17.5	2,225.3
Net earnings for 2015	–	–	478.7	–	–	11.9	490.6
Other comprehensive loss	–	–	–	(116.0)	–	–	(116.0)
Cash dividends – $2.20 per share	–	–	(127.9)	–	–	–	(127.9)
Stock compensation plans	–	23.3	–	–	40.0	–	63.3
Share repurchases – 723,000 shares	–	–	–	–	(110.4)	–	(110.4)
Tax benefit from certain stock options	–	18.3	–	–	–	–	18.3
Dividend reinvestment plan and other	–	–	(1.1)	–	–	(11.4)	(12.5)

Balance at January 2, 2016	67.4	296.3	2,986.9	(364.2)	(573.7)	18.0	2,430.7
Net earnings for 2016	–	–	546.4	–	–	13.2	559.6
Other comprehensive loss	–	–	–	(134.3)	–	–	(134.3)
Cash dividends – $2.54 per share	–	–	(147.5)	–	–	–	(147.5)
Stock compensation plans	–	21.0	–	–	40.2	–	61.2
Share repurchases – 758,000 shares	–	–	–	–	(120.4)	–	(120.4)
Other	–	–	(0.9)	–	–	(13.2)	(14.1)

Balance at December 31, 2016	$67.4	$317.3	$3,384.9	$(498.5)	$(653.9)	$18.0	$2,635.2

See Notes to Consolidated Financial Statements.

2016 ANNUAL REPORT	65

Snap-on Incorporated – Consolidated Statements of Cash Flows

(Amounts in millions)	2016	2015	2014
Operating activities:
Net earnings	$559.6	$490.6	$432.1
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	61.4	57.8	54.8
Amortization of other intangibles	24.2	24.7	24.7
Provision for losses on finance receivables	44.0	31.6	27.4
Provision for losses on non-finance receivables	7.5	13.6	14.3
Stock-based compensation expense	31.0	39.8	38.1
Excess tax benefits from stock-based compensation	–	(18.3)	(13.9)
Deferred income tax provision (benefit)	1.3	(5.1)	3.2
Loss (gain) on sales of assets	0.2	(2.1)	0.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in trade and other accounts receivable	(41.0)	(44.7)	(57.4)
Increase in contract receivables	(31.9)	(34.6)	(37.5)
Increase in inventories	(32.7)	(43.3)	(61.1)
Increase in prepaid and other assets	(11.9)	(28.2)	(50.9)
Increase (decrease) in accounts payable	16.3	4.7	(7.0)
Increase (decrease) in accruals and other liabilities	(51.9)	20.7	35.9

Net cash provided by operating activities	576.1	507.2	403.1

Investing activities:
Additions to finance receivables	(915.0)	(844.2)	(746.2)
Collections of finance receivables	671.7	624.8	591.4
Capital expenditures	(74.3)	(80.4)	(80.6)
Acquisitions of businesses, net of cash acquired	(160.4)	(11.8)	(41.3)
Disposals of property and equipment	2.2	3.5	0.8
Other	2.4	1.7	2.7

Net cash used by investing activities	(473.4)	(306.4)	(273.2)

Financing activities:
Repayment of long-term debt	–	–	(100.0)
Proceeds from notes payable	4.5	7.1	4.9
Repayments of notes payable	(5.3)	(6.3)	(1.6)
Net increase (decrease) in other short-term borrowings	135.0	(34.8)	41.7
Cash dividends paid	(147.5)	(127.9)	(107.6)
Purchases of treasury stock	(120.4)	(110.4)	(79.3)
Proceeds from stock purchase and option plans	41.8	41.6	33.0
Excess tax benefits from stock-based compensation	–	18.3	13.9
Other	(24.1)	(24.3)	(17.1)

Net cash used by financing activities	(116.0)	(236.7)	(212.1)

Effect of exchange rate changes on cash and cash equivalents	(1.9)	(4.2)	(2.5)

Decrease in cash and cash equivalents	(15.2)	(40.1)	(84.7)
Cash and cash equivalents at beginning of year	92.8	132.9	217.6

Cash and cash equivalents at end of year	$77.6	$92.8	$132.9

Supplemental cash flow disclosures:
Cash paid for interest	$(51.0)	$(50.8)	$(52.8)
Net cash paid for income taxes	(247.3)	(191.9)	(191.2)

See Notes to Consolidated Financial Statements.

66	SNAP-ON INCORPORATED

Notes to Consolidated Financial Statements

Note 1: Summary of Accounting Policies

Principles of consolidation and presentation: The Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly-owned and majority-owned subsidiaries (collectively, “Snap-on” or “the company”).

Snap-on accounts for investments in unconsolidated affiliates where Snap-on has a greater than 20% but less than 50% ownership interest under the equity method of accounting. Investments in unconsolidated affiliates of $15.2 million as of December 31, 2016, and $13.3 million as of January 2, 2016, are included in “Other assets” on the accompanying Consolidated Balance Sheets; no equity investment dividends were received in any period presented. In the normal course of business, the company may purchase products or services from, or sell products or services to, unconsolidated affiliates; purchases from unconsolidated affiliates were $12.9 million, $13.4 million and $15.6 million in 2016, 2015 and 2014, respectively, and sales to unconsolidated affiliates were $0.2 million in 2016 and zero in both 2015 and 2014. The Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated.

Fiscal year accounting period: Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. The 2016 fiscal year ended on December 31, 2016 (“2016”) and contained 52 weeks of operating results. The 2015 fiscal year ended on January 2, 2016 (“2015”) and contained 52 weeks of operating results. The 2014 fiscal year ended on January 3, 2015 (“2014”) and contained 53 weeks of operating results; the impact of the additional week of operations was not material to Snap-on’s 2014 net sales or net earnings.

Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

2016 ANNUAL REPORT	67

Notes to Consolidated Financial Statements (continued)

Franchise fee revenue, including nominal, non-refundable initial fees, is recognized upon the granting of a franchise, which is when the company has performed substantially all initial services required by the franchise agreement. Franchise fee revenue also includes ongoing monthly fees (primarily for sales and business training as well as marketing and product promotion programs) that are recognized as the fees are earned. Franchise fee revenue totaled $13.9 million, $12.7 million and $12.1 million in 2016, 2015 and 2014, respectively.

Financial services revenue: Snap-on also generates revenue from various financing programs that include: (i) installment sales and lease contracts arising from franchisees’ customers and certain other customers of Snap-on who require financing for the purchase or lease of tools and diagnostic and equipment products on an extended-term payment plan; and (ii) business loans and vehicle leases to franchisees. These financing programs are offered through Snap-on’s wholly owned finance subsidiaries. Financial services revenue consists primarily of interest income on finance and contract receivables and is recognized over the life of the underlying contracts, with interest computed primarily on the average daily balances of the underlying contracts.

The decision to finance through Snap-on or another financing source is solely at the election of the customer. When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay including the customers’ financial condition, debt-servicing ability, past payment experience, and credit bureau and proprietary Snap-on credit model information, as well as the value of the underlying collateral. For finance and contract receivables, Snap-on assesses these factors through the use of credit quality indicators consisting primarily of customer credit risk scores combined with internal credit risk grades, collection experience and other internal metrics.

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

Research and engineering: Snap-on incurred research and engineering costs of $53.4 million, $49.3 million and $52.4 million in 2016, 2015 and 2014, respectively. Research and engineering costs are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

Internally developed software: Costs incurred in the development of software that will ultimately be sold are capitalized from the time technological feasibility has been attained and capitalization ceases when the related product is ready for general release. During 2016, 2015 and 2014, Snap-on capitalized $10.8 million, $14.9 million and $19.0 million, respectively, of such costs. Amortization of capitalized software development costs, which is included in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings, was $13.8 million in 2016, $14.0 million in 2015 and $13.6 million in 2014. Unamortized capitalized software development costs of $47.4 million as of 2016 year end and $50.4 million as of 2015 year end are included in “Other intangibles – net” on the accompanying Consolidated Balance Sheets.

Internal-use software: Costs that are incurred in creating software solutions and enhancements to those solutions are capitalized only during the application development stage of the project.

Shipping and handling: Amounts billed to customers for shipping and handling are included as a component of sales. Costs incurred by Snap-on for shipping and handling are included as a component of cost of goods sold when the costs relate to manufacturing activities. In 2016, 2015 and 2014, Snap-on incurred shipping and handling charges of $43.1 million, $39.0 million and $40.3 million, respectively, that were recorded in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings. Shipping and handling costs incurred in conjunction with selling or distribution activities are included as a component of operating expenses. Shipping and handling charges were $81.2 million in 2016 and $78.5 million in both 2015 and 2014; these charges were recorded in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

68	SNAP-ON INCORPORATED

Advertising and promotion: Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. For 2016, 2015 and 2014, advertising and promotion expenses totaled $52.6 million, $54.9 million and $51.4 million, respectively. Advertising and promotion costs are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

Warranties: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. See Note 15 for information on warranties.

Foreign currency: The financial statements of Snap-on’s foreign subsidiaries are translated into U.S. dollars. Assets and liabilities of foreign subsidiaries are translated at current rates of exchange, and income and expense items are translated at the average exchange rates for the period. The resulting translation adjustments are recorded directly into “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets. Foreign exchange transactions, net of foreign currency hedges, resulted in pretax losses of $1.3 million, $2.7 million and $1.5 million in 2016, 2015 and 2014, respectively. Foreign exchange transaction gains and losses are reported in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings.

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

Per share data: Basic earnings per share calculations were computed by dividing net earnings attributable to Snap-on Incorporated by the corresponding weighted-average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options and stock-settled stock appreciation rights (“SARs”) to purchase common shares is calculated using the treasury stock method. As of both December 31, 2016, and January 2, 2016, there were 1,600 awards outstanding that were anti-dilutive; as of January 3, 2015, there were no outstanding awards that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date. Snap-on had dilutive securities totaling 1,307,914 shares, 1,016,969 shares and 921,050 shares, as of the end of 2016, 2015 and 2014, respectively. See Note 13 for further information on equity awards.

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

2016 ANNUAL REPORT	69

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

Cash equivalents: Snap-on considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of 2016 and 2015 year ends.

Receivables and allowances for doubtful accounts: All trade, finance and contract receivables are reported on the Consolidated Balance Sheets at their outstanding principal balance adjusted for any charge-offs and net of allowances for doubtful accounts. Finance and contract receivables also include accrued interest and contract acquisition costs, net of contract acquisition fees.

Snap-on maintains allowances for doubtful accounts to absorb probable losses inherent in its portfolio of receivables. The allowances for doubtful accounts represent management’s estimate of the losses inherent in the company’s receivables portfolio based on ongoing assessments and evaluations of collectability and historical loss experience. In estimating losses inherent in each of its receivable portfolios (trade, finance and contract receivables), Snap-on uses historical loss experience rates by portfolio and applies them to a related aging analysis. Determination of the proper level of allowances by portfolio requires management to exercise significant judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowances take into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, loss migration, delinquency trends, collection experience, current economic conditions and credit risk characteristics as follows:

•

Snap-on evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect its customers’ ability to pay. These factors may include customers’ financial condition, debt-servicing ability, past payment experience, and credit bureau and proprietary Snap-on credit model information, as well as the value of the underlying collateral.

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

Other accrued liabilities: Supplemental balance sheet information for “Other accrued liabilities” as of 2016 and 2015 year end is as follows:

(Amounts in millions)	2016	2015
Income taxes	$21.4	$28.5
Accrued restructuring	2.8	4.1
Accrued warranty	16.0	16.4
Deferred subscription revenue	43.0	40.7
Accrued property, payroll and other taxes	36.1	39.7
Accrued selling and promotion expense	24.7	23.3
Other	163.9	143.3

Total other accrued liabilities	$307.9	$296.0

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

Snap-on adopted the “last-in, first-out” (“LIFO”) inventory valuation method in 1973 for its U.S. locations. Snap-on’s U.S. inventories accounted for on a LIFO basis consist of purchased product and inventory manufactured at the company’s heritage U.S. manufacturing facilities (primarily hand tools and tool storage). Since Snap-on began acquiring businesses in the 1990’s, the company has used the “first-in, first-out” (“FIFO”) inventory valuation methodology for acquisitions; the company does not adopt the LIFO inventory valuation methodology for new acquisitions. See Note 4 for further information on inventories.

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

2016 ANNUAL REPORT	71

Notes to Consolidated Financial Statements (continued)

New accounting standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for stock-based compensation transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. Snap-on adopted this ASU as of January 3, 2016. Prior to adoption, excess tax benefits or expense related to stock-based compensation transactions were recognized in “Additional paid-in capital” on the accompanying Consolidated Balance Sheets; following adoption, all excess tax benefits or expense related to stock-based compensation transactions are recognized prospectively as income tax benefits or expense in the accompanying Consolidated Statements of Earnings. In addition, the excess tax benefits or expense from stock-based compensation transactions previously included in “Financing activities” on the accompanying Consolidated Statements of Cash Flows are prospectively included on that statement as a component of “Net earnings.” To eliminate diversity in practice, the ASU also requires that cash payments to tax authorities in connection with shares withheld to meet employees’ statutory tax withholding requirements are to be included retrospectively, for all periods presented, in financing activities on the statements of cash flows. The adoption of this ASU did not have a significant impact on the company’s Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), to simplify the presentation of deferred income taxes by requiring that all deferred tax liabilities and assets be classified as long term on the balance sheet. Snap-on adopted this ASU as of April 2, 2016. Upon adoption, Snap-on retrospectively reclassified $109.9 million of current “Deferred income tax assets,” $45.9 million of long-term “Deferred income tax assets,” and $0.3 million of current deferred income tax liabilities (included in “Other accrued liabilities”) to long-term “Deferred income tax liabilities” on the accompanying 2015 year-end Consolidated Balance Sheet. Due to the jurisdictional netting of non-current deferred tax assets and liabilities, Snap-on’s overall assets and liabilities were reduced by $155.8 million on the revised 2015 year-end Consolidated Balance Sheet.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), to simplify the accounting and disclosures for entities that report provisional amounts for items in a business combination for which the accounting is incomplete at the end of the reporting period in which the business combination occurred. The ASU, which was effective for Snap-on at the beginning of its 2016 fiscal year, requires that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined as if the accounting had been completed at the acquisition date. Entities are required to present separately on the face of the income statement or disclose in the notes to the financial statements the amounts recorded in current-period earnings (by line item) that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. The adoption of this ASU did not have a significant impact on the company’s Consolidated Financial Statements.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient. The ASU also removed the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. Entities are required to apply the provisions of this ASU retrospectively to all periods presented. Snap-on adopted ASU No. 2015-07 at the beginning of its 2016 fiscal year. In Note 11 and Note 12, certain investments within the company’s pension and postretirement plan assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The adoption of this ASU did not have a significant impact on the company’s Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory. The ASU eliminates the requirement to defer the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years; early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance (i.e., the first interim period if an entity issues interim financial statements). The amendments in this ASU are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the time of adoption. The company is currently assessing the impact this ASU will have on its consolidated financial statements.

72	SNAP-ON INCORPORATED

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which adds and/or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years; early adoption is permitted. The company is currently assessing the impact this ASU will have on its consolidated statements of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; the ASU allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. The company is currently assessing the impact this ASU will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Topic 606 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarified the guidance in Topic 606 on assessing certain aspects of the new revenue standard, including loan guarantee fees, contract cost impairment testing, provisions for loan losses, disclosure of remaining and prior-period performance obligations, contract modifications, contract assets and receivables, refund liabilities, advertising costs and other items. The amendments in this ASU did not change the core principles of the guidance in Topic 606.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients, which clarified the guidance in Topic 606 on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The amendments in this ASU did not change the core principles of the guidance in Topic 606.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, which clarified the identification of performance obligations and the licensing implementation guidance in Topic 606. The amendments in this ASU did not change the core principles of the guidance in Topic 606.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU No. 2016-08 clarified the principal-versus-agent implementation guidance in Topic 606 that requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. The amendments in this ASU did not change the core principles of the guidance in Topic 606.

Entities may early adopt Topic 606 only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities have the option of adopting this standard using either a full retrospective approach or a modified retrospective approach (i.e., through a cumulative-effect adjustment directly to retained earnings at the time of adoption).

2016 ANNUAL REPORT	73

Notes to Consolidated Financial Statements (continued)

Snap-on commenced its assessment of Topic 606 during the second half of 2014 and developed a comprehensive project plan that included representatives from across the company’s business segments. The project plan included analyzing the standard’s impact on the company’s various revenue streams, comparing its historical accounting policies and practices to the requirements of the new standard, and identifying potential differences from applying the requirements of the new standard to its contracts. In addition, the company is in the process of identifying and implementing appropriate changes to its business processes, systems and controls to support revenue recognition and disclosures under Topic 606.

As of December 31, 2016, and subject to the potential effects of any new related ASUs issued by the FASB in 2017, as well as the company’s evaluation of new transactions and contracts, the company has substantially completed its evaluation of the expected impact of adopting Topic 606 and anticipates that the adoption of this standard will not have a significant impact on the company’s consolidated financial statements. The company presently expects to adopt Topic 606 at the beginning of its 2018 fiscal year using the modified retrospective approach.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is intended to represent an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. This ASU, which supersedes most current lease guidance, affects any entity that enters into a lease (as that term is defined in the ASU), with some specified scope exemptions. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; the ASU allows for early adoption as of the beginning of an interim or annual reporting period. The company is currently assessing the impact this ASU will have on its consolidated financial statements.

Note 2: Acquisitions

On November 16, 2016, Snap-on acquired Ryeson Corporation (d/b/a Sturtevant Richmont) for a preliminary cash purchase price of $12.9 million (or $12.5 million, net of cash acquired). The preliminary purchase price is subject to change based upon the finalization of a working capital adjustment that is expected to be completed in the first quarter of 2017. Sturtevant Richmont, based in Carol Stream, Illinois, designs, manufactures and distributes mechanical and electronic torque wrenches as well as wireless torque error proofing systems for a variety of industrial applications. For segment reporting purposes, the results of operations and assets of Sturtevant Richmont have been included in the Commercial & Industrial Group since the acquisition date.

As of December 31, 2016, and subject to the finalization of the working capital adjustment in the first quarter of 2017, the company has completed the majority of the purchase accounting valuations for the acquired net assets, including the identification of $3.7 million of non-amortized trademarks, of Sturtevant Richmont. On a preliminary basis, the $3.2 million excess of the Sturtevant Richmont purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Consolidated Balance Sheets. The company does not expect any of the goodwill will be deductible for tax purposes.

On October 31, 2016, Snap-on acquired Car-O-Liner Holding AB (“Car-O-Liner”) for a preliminary cash purchase price of $151.8 million (or $147.9 million, net of cash acquired). The preliminary purchase price is subject to change based upon the finalization of a working capital adjustment that is expected to be completed in the first quarter of 2017. Car-O-Liner, headquartered in Gothenburg, Sweden, designs and manufactures collision repair equipment, and information and truck alignment systems. For segment reporting purposes, substantially all of Car-O-Liner’s results of operations and assets have been included in the Repair Systems & Information Group since the acquisition date, with the remaining portions included in the Commercial & Industrial Group.

As of December 31, 2016, the purchase accounting valuations for the acquired net assets of Car-O-Liner, including intangible assets, were not complete. Given the timing and complexity of this acquisition, the presentation of Car-O-Liner in Snap-on’s 2016 Consolidated Financial Statements, including the allocation of the purchase price, has been prepared on a preliminary basis and changes to the allocations will occur as fair value estimates of the acquired net assets are determined. The company anticipates completing the purchase accounting valuations for Car-O-Liner during the first half of 2017. On a preliminary basis, the $128.1 million excess of the Car-O-Liner purchase price over the net assets acquired was recorded in “Goodwill” on the accompanying Consolidated Balance Sheets. The company does not expect any of the goodwill will be deductible for tax purposes.

74	SNAP-ON INCORPORATED

The following is a summary of the preliminary values of the assets acquired and liabilities assumed of Car-O-Liner as of the acquisition date:

(Amounts in millions)	Amount
Assets acquired:
Cash	$3.9
Trade and other accounts receivable	17.4
Inventories	18.0
Property and equipment	7.6
Goodwill	128.1
Other assets	2.7

Total assets acquired	177.7

Liabilities assumed:
Accounts payable	9.8
Accrued expenses	9.3
Pension liabilities	4.3
Other liabilities	2.5

Total liabilities assumed	25.9

Preliminary net assets acquired	$151.8

The post-acquisition revenues and earnings for the Sturtevant Richmont and Car-O-Liner acquisitions, individually and collectively, were neither significant nor material to Snap-on’s 2016 results of operations.

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

For segment reporting purposes, the results of operations and assets of Ecotechnics and Pro-Cut have been included in the Repair Systems & Information Group since the respective acquisition dates.

Pro forma financial information has not been presented for any of these acquisitions as the net effects, individually and collectively, were neither significant nor material to Snap-on’s results of operations or financial position. See Note 6 for further information on goodwill and other intangible assets.

2016 ANNUAL REPORT	75

Notes to Consolidated Financial Statements (continued)

Note 3: Receivables

Trade and Other Accounts Receivable

Snap-on’s trade and other accounts receivable primarily arise from the sale of tools and diagnostic and equipment products to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel on a non-extended-term basis with payment terms generally ranging from 30 to 120 days.

The components of Snap-on’s trade and other accounts receivable as of 2016 and 2015 year end are as follows:

(Amounts in millions)	2016	2015
Trade and other accounts receivable	$612.8	$579.2
Allowances for doubtful accounts	(14.0)	(16.7)

Total trade and other accounts receivable – net	$598.8	$562.5

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

Snap-on’s finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with average payment terms approaching four years. Contract receivables, with payment terms of up to 10 years, are comprised of extended-term installment payment contracts to a broad base of customers worldwide, including shop owners, both independents and national chains, for their purchase of tools and diagnostic and equipment products. Contract receivables also include extended-term installment loans to franchisees to meet a number of financing needs, including working capital loans, loans to enable new franchisees to fund the purchase of the franchise and van leases. Finance and contract receivables are generally secured by the underlying tools and/or diagnostic or equipment products financed and, for installment loans to franchisees, other franchisee assets.

The components of Snap-on’s current finance and contract receivables as of 2016 and 2015 year end are as follows:

(Amounts in millions)	2016	2015
Finance receivables, net of unearned finance charges of $17.0 million and $16.9 million, respectively	$488.1	$460.7
Contract receivables, net of unearned finance charges of $15.6 million and $15.1 million, respectively	89.3	83.5

Total	577.4	544.2

Allowances for doubtful accounts:
Finance receivables	(15.6)	(13.4)
Contract receivables	(1.2)	(1.4)

Total	(16.8)	(14.8)

Total current finance and contract receivables – net	$560.6	$529.4

Finance receivables – net	$472.5	$447.3
Contract receivables – net	88.1	82.1

Total current finance and contract receivables – net	$560.6	$529.4

76	SNAP-ON INCORPORATED

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of 2016 and 2015 year end are as follows:

(Amounts in millions)	2016	2015
Finance receivables, net of unearned finance charges of $13.0 million and $10.9 million, respectively	$967.5	$797.5
Contract receivables, net of unearned finance charges of $21.5 million and $21.1 million, respectively	289.4	269.6

Total	1,256.9	1,067.1

Allowances for doubtful accounts:
Finance receivables	(33.0)	(24.8)
Contract receivables	(2.7)	(3.0)

Total	(35.7)	(27.8)

Total long-term finance and contract receivables – net	$1,221.2	$1,039.3

Finance receivables – net	$934.5	$772.7
Contract receivables – net	286.7	266.6

Total long-term finance and contract receivables – net	$1,221.2	$1,039.3

Long-term finance and contract receivables installments, net of unearned finance charges, as of 2016 and 2015 year end are scheduled as follows:

	2016		2015
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Due in Months:
13 – 24	$380.9	$69.5	$361.0	$65.1
25 – 36	296.9	60.2	252.8	56.6
37 – 48	196.8	49.7	137.8	46.5
49 – 60	92.9	37.7	45.9	35.0
Thereafter	–	72.3	–	66.4

Total	$967.5	$289.4	$797.5	$269.6

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

The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the applicable agreement. Impaired finance and contract receivables are covered by the company’s respective allowances for doubtful accounts and are charged-off against the allowances when appropriate. As of 2016 and 2015 year end, there were $24.9 million and $18.2 million, respectively, of impaired finance receivables, and there were $2.0 million and $1.7 million, respectively, of impaired contract receivables.

2016 ANNUAL REPORT	77

Notes to Consolidated Financial Statements (continued)

It is the general practice of Snap-on’s financial services business to not engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain impaired receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of 2016 and 2015 year end were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

The aging of finance and contract receivables as of 2016 and 2015 year end is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
2016 year end:
Finance receivables	$15.1	$9.8	$17.0	$41.9	$1,413.7	$1,455.6	$13.2
Contract receivables	1.4	0.9	1.4	3.7	375.0	378.7	0.5

2015 year end:
Finance receivables	$12.1	$7.6	$11.9	$31.6	$1,226.6	$1,258.2	$9.1
Contract receivables	1.3	0.7	1.3	3.3	349.8	353.1	0.3

The amount of performing and nonperforming finance and contract receivables based on payment activity as of 2016 and 2015 year end is as follows:

	2016		2015
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$1,430.7	$376.7	$1,240.0	$351.4
Nonperforming	24.9	2.0	18.2	1.7

Total	$1,455.6	$378.7	$1,258.2	$353.1

The amount of finance and contract receivables on nonaccrual status as of 2016 and 2015 year end is as follows:

(Amounts in millions)	2016	2015
Finance receivables	$11.7	$9.3
Contract receivables	1.5	1.5

The following is a rollforward of the allowances for doubtful accounts for finance and contract receivables for 2016 and 2015:

	2016		2015
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of year	$38.2	$4.4	$32.7	$3.5
Provision	44.0	1.0	31.6	2.5
Charge-offs	(39.8)	(1.8)	(31.7)	(1.9)
Recoveries	6.2	0.4	5.9	0.4
Currency translation	–	(0.1)	(0.3)	(0.1)

End of year	$48.6	$3.9	$38.2	$4.4

78	SNAP-ON INCORPORATED

The following is a rollforward of the combined allowances for doubtful accounts related to trade and other accounts receivable, as well as finance and contract receivables, for 2016, 2015 and 2014:

(Amounts in millions)	Balance at Beginning of Year	Expenses	Deductions (1)	Balance at End of Year
Allowances for doubtful accounts:
2016	$59.3	$51.5	$(44.3)	$66.5
2015	52.4	45.1	(38.2)	59.3
2014	46.0	41.7	(35.3)	52.4

(1)	Represents write-offs of bad debts, net of recoveries, and the net impact of currency translation.

Note 4: Inventories

Inventories by major classification as of 2016 and 2015 year end are as follows:

(Amounts in millions)	2016	2015
Finished goods	$467.4	$437.9
Work in progress	42.7	42.9
Raw materials	93.6	90.3

Total FIFO value	603.7	571.1
Excess of current cost over LIFO cost	(73.2)	(73.3)

Total inventories – net	$530.5	$497.8

Inventories accounted for using the FIFO method approximated 59% and 57% of total inventories as of 2016 and 2015 year end, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of 2016 year end, approximately 33% of the company’s U.S. inventory was accounted for using the FIFO method and 67% was accounted for using the LIFO method. There were no LIFO inventory liquidations in 2016, 2015 or 2014.

Note 5: Property and Equipment

Property and equipment (which are carried at cost) as of 2016 and 2015 year end are as follows:

(Amounts in millions)	2016	2015
Land	$19.1	$19.7
Buildings and improvements	309.4	297.9
Machinery, equipment and computer software	809.6	780.3

Property and equipment – gross	1,138.1	1,097.9
Accumulated depreciation and amortization	(712.9)	(684.4)

Property and equipment – net	$425.2	$413.5

The estimated service lives of property and equipment are principally as follows:

Buildings and improvements	3 to 50 years
Machinery, equipment and computer software	2 to 15 years

2016 ANNUAL REPORT	79

Notes to Consolidated Financial Statements (continued)

The cost and accumulated depreciation of property and equipment under capital leases as of 2016 and 2015 year end are as follows:

(Amounts in millions)	2016	2015
Buildings and improvements	$20.5	$20.1
Accumulated depreciation	(12.3)	(11.0)

Net book value	$8.2	$9.1

Depreciation expense was $61.4 million, $57.8 million and $54.8 million in 2016, 2015 and 2014, respectively.

Note 6: Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for 2016 and 2015 are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of 2014 year end	$275.9	$12.5	$522.3	$810.7
Currency translation	(22.8)	–	(4.0)	(26.8)
Acquisition	–	–	6.2	6.2

Balance as of 2015 year end	$253.1	$12.5	$524.5	$790.1
Currency translation	(16.4)	–	(9.5)	(25.9)
Acquisitions	5.7	–	125.6	131.3

Balance as of 2016 year end	$242.4	$12.5	$640.6	$895.5

Goodwill of $895.5 million as of 2016 year end includes, on a preliminary basis, $131.3 million of non-tax-deductible goodwill from the 2016 acquisitions of Car-O-Liner and Sturtevant Richmont. The preliminary goodwill from Car-O-Liner of $128.1 million as of 2016 year end is distributed as follows: $125.6 million in the Repair Systems & Information Group and $2.5 million in the Commercial & Industrial Group. The preliminary goodwill from Sturtevant Richmont of $3.2 million as of 2016 year end is included in the Commercial & Industrial Group. The preliminary purchase prices for the Car-O-Liner and Sturtevant Richmont acquisitions are subject to the finalization of working capital adjustments that are expected to be completed in the first quarter of 2017. See Note 2 for additional information on acquisitions.

As the purchase accounting valuations for the acquired net assets of Car-O-Liner were not complete as of December 31, 2016, the allocation of the purchase price, and resulting goodwill, has been prepared on a preliminary basis and changes to the allocations will occur as fair value estimates of the acquired net assets, including intangible assets, are determined.

Additional disclosures related to other intangible assets as of 2016 and 2015 year end are as follows:

	2016		2015
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$142.6	$(86.0)	$146.2	$(79.7)
Developed technology	17.7	(17.7)	18.9	(18.9)
Internally developed software	165.7	(118.3)	156.0	(105.6)
Patents	31.9	(21.5)	30.1	(20.9)
Trademarks	2.8	(1.8)	2.6	(1.7)
Other	7.2	(2.2)	7.6	(1.9)

Total	367.9	(247.5)	361.4	(228.7)
Non-amortized trademarks	64.2	–	62.3	–

Total other intangible assets	$432.1	$(247.5)	$423.7	$(228.7)

80	SNAP-ON INCORPORATED

The gross carrying value of non-amortized trademarks as of 2016 year end includes $3.7 million related to the Sturtevant Richmont acquisition.

Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of 2016 year end, the company had no accumulated impairment losses.

The weighted-average amortization periods related to other intangible assets are as follows:

In Years
Customer relationships	15
Internally developed software	3
Patents	8
Trademarks	6
Other	39

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

The aggregate amortization expense was $24.2 million in 2016 and $24.7 million in both 2015 and 2014. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $23.2 million in 2017, $20.8 million in 2018, $17.5 million in 2019, $13.9 million in 2020, and $12.2 million in 2021.

Note 7: Exit and Disposal Activities

In 2016, the company’s Repair Systems & Information Group recorded $0.9 million of severance costs for exit and disposal activities, all of which qualified for accrual treatment; no costs for exit and disposal activities were recorded in 2015. In 2014, Snap-on recorded $6.5 million of severance costs for exit and disposal activities, all of which qualified for accrual treatment. The exit and disposal accrual of $2.8 million as of 2016 year end is expected to be fully utilized in 2017. Snap-on anticipates funding the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 8: Income Taxes

The source of earnings before income taxes and equity earnings consisted of the following:

(Amounts in millions)	2016	2015	2014
United States	$644.0	$578.4	$481.1
Foreign	157.4	132.1	149.8

Total	$801.4	$710.5	$630.9

2016 ANNUAL REPORT	81

Notes to Consolidated Financial Statements (continued)

The provision (benefit) for income taxes consisted of the following:

(Amounts in millions)	2016	2015	2014
Current:
Federal	$ 175.9	$ 165.8	$ 137.6
Foreign	39.9	40.8	41.2
State	27.2	19.7	17.5

Total current	243.0	226.3	196.3

Deferred:
Federal	6.3	(8.7)	10.0
Foreign	(6.7)	3.9	(8.2)
State	1.7	(0.3)	1.4

Total deferred	1.3	(5.1)	3.2

Total income tax provision	$ 244.3	$ 221.2	$ 199.5

The following is a reconciliation of the statutory federal income tax rate to Snap-on’s effective tax rate:

	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	2.4	2.3	2.2
Noncontrolling interests	(0.6)	(0.6)	(0.5)
Repatriation of foreign earnings	(0.1)	(3.0)	(0.4)
Change in valuation allowance for deferred tax assets	(1.0)	0.1	(0.9)
Adjustments to tax accruals and reserves	0.3	0.8	0.5
Foreign rate differences	(2.1)	(1.9)	(2.2)
Domestic production activities deduction	(1.9)	(1.9)	(2.0)
Excess tax benefits related to equity compensation	(1.8)	–	–
Other	0.3	0.3	(0.1)

Effective tax rate	30.5%	31.1%	31.6%

Snap-on’s effective income tax rate on earnings attributable to Snap-on Incorporated was 31.0% in 2016, 31.7% in 2015, and 32.1% in 2014. The effective tax rate for 2016 included tax benefits from the reversal of deferred tax asset valuation allowances that are now expected to be realized in future years, as well as tax benefits associated with the January 3, 2016 adoption of ASU No. 2016-09; these tax benefits were partially offset by tax contingency reserves established for certain non-U.S. tax audits. See Note 1 for further information on the company’s adoption of ASU No. 2016-09.

82	SNAP-ON INCORPORATED

Temporary differences that give rise to the net deferred income tax asset (liability) as of 2016, 2015 and 2014 year end are as follows:

(Amounts in millions)	2016	2015	2014
Long-term deferred income tax assets (liabilities):
Inventories	$ 33.3	$ 29.4	$ 29.2
Accruals not currently deductible	77.7	71.1	72.7
Tax credit carryforward	15.1	10.2	–
Employee benefits	108.1	101.2	91.5
Net operating losses	42.8	44.4	53.5
Depreciation and amortization	(209.8)	(199.3)	(191.2)
Valuation allowance	(21.7)	(32.0)	(34.8)
Equity-based compensation	24.3	22.7	19.6
Cash flow hedge	(5.5)	–	–
Other	(4.6)	(1.6)	(5.7)

Net deferred income tax asset	$ 59.7	$ 46.1	$ 34.8

As of 2016 year end, Snap-on had tax net operating loss carryforwards totaling $253.8 million as follows:

(Amounts in millions)	State	Federal	Foreign	Total
Year of expiration:
2017-2021	$ –	$ –	$ 37.6	$ 37.6
2022-2026	0.3	–	6.5	6.8
2027-2031	122.1	–	37.6	159.7
2032-2036	–	–	–	–
Indefinite	–	–	49.7	49.7

Total net operating loss carryforwards	$ 122.4	$ –	$ 131.4	$ 253.8

A valuation allowance totaling $21.7 million, $32.0 million and $34.8 million as of 2016, 2015 and 2014 year end, respectively, has been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. For the year ended December 31, 2016, the net valuation allowance decreased by $10.3 million primarily due to a non-U.S. subsidiary having, in part, attained three years of cumulative pretax income and, as a result, management concluded there is sufficient positive evidence that it is more-likely-than-not that additional deferred taxes are realizable. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period fluctuate.

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2016, 2015 and 2014:

(Amounts in millions)	2016	2015	2014
Unrecognized tax benefits at beginning of year	$ 7.2	$ 6.4	$ 4.6
Gross increases – tax positions in prior periods	2.5	1.7	2.1
Gross decreases – tax positions in prior periods	(0.3)	(0.5)	–
Gross increases – tax positions in the current period	0.5	0.5	1.8
Settlements with taxing authorities	–	–	(1.6)
Lapsing of statutes of limitations	(0.5)	(0.9)	(0.5)

Unrecognized tax benefits at end of year	$ 9.4	$ 7.2	$ 6.4

2016 ANNUAL REPORT	83

Notes to Consolidated Financial Statements (continued)

The unrecognized tax benefits of $9.4 million, $7.2 million and $6.4 million as of 2016, 2015 and 2014 year end, respectively, would impact the effective income tax rate if recognized. As of December 31, 2016, unrecognized tax benefits of $3.4 million, $2.4 million and $3.6 million were included in “Deferred income tax assets,” “Other accrued liabilities” and “Other long-term liabilities,” respectively, on the accompanying Consolidated Balance Sheet. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of 2016, 2015 and 2014 year end, the company had provided for $0.9 million, $0.5 million and $0.5 million, respectively, of accrued interest and penalties related to unrecognized tax benefits. During 2016, the company increased the reserve attributable to interest and penalties associated with unrecognized tax benefits by a net $0.4 million. As of December 31, 2016, $0.4 million and $0.5 million of accrued interest and penalties were included in “Other accrued liabilities” and “Other long-term liabilities,” respectively, on the accompanying Consolidated Balance Sheet.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease by a range of zero to $4.0 million. Over the next 12 months, Snap-on anticipates taking certain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase by a range of zero to $1.2 million over the next 12 months for uncertain tax positions expected to be taken in future tax filings.

With few exceptions, Snap-on is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years prior to 2011, and Snap-on is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2010.

The undistributed earnings of all non-U.S. subsidiaries totaled $800.6 million, $624.1 million and $619.1 million as of 2016, 2015 and 2014 year end, respectively. Snap-on has not provided any deferred taxes on these undistributed earnings as it considers the undistributed earnings to be permanently invested. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

Note 9: Short-term and Long-term Debt

Short-term and long-term debt as of 2016 and 2015 year end consisted of the following:

(Amounts in millions)	2016	2015
5.50% unsecured notes due 2017	$150.0	$150.0
4.25% unsecured notes due 2018	250.0	250.0
6.70% unsecured notes due 2019	200.0	200.0
6.125% unsecured notes due 2021	250.0	250.0
Other debt*	160.2	30.1

	1,010.2	880.1
Less: notes payable and current maturities of long-term debt:
Current maturities of long-term debt	$(150.0)	$–
Commercial paper borrowings	(130.0)	–
Other notes	(21.4)	(18.4)

	(301.4)	(18.4)

Total long-term debt	$708.8	$861.7

* Includes fair value adjustments related to interest rate swaps.

84	SNAP-ON INCORPORATED

The annual maturities of Snap-on’s long-term debt and notes payable over the next five years are $301.4 million in 2017 (including $150 million of unsecured 5.50% notes due January 2017 (the “2017 Notes”) that were repaid upon maturity), $250 million on January 15, 2018, $200 million in 2019, no maturities in 2020, and $250 million in 2021. As of 2016 year end, the $250 million of 4.25% unsecured notes that mature on January 15, 2018, are included in “Long-term debt” on the accompanying Consolidated Balance Sheet as their scheduled maturity was in excess of one year of the 2016 year-end balance sheet date. See Note 20 regarding the January 2017 repayment of the 2017 Notes.

Average notes payable outstanding, including commercial paper borrowings, were $49.3 million and $78.5 million in 2016 and 2015, respectively. The weighted-average interest rate of 7.09% in 2016 increased from 4.36% last year primarily due to higher interest rates on local borrowings in emerging growth markets (where interest rates are generally higher). Average commercial paper borrowings were $26.6 million and $52.2 million in 2016 and 2015, respectively, and the weighted-average interest rate of 0.73% in 2016 increased from 0.41% last year. At 2016 year end, the weighted-average interest rate on outstanding notes payable of 2.85% compared with 15.82% at 2015 year end. The 2016 year-end rate benefited from lower interest rates on commercial paper borrowings. The 2015 year-end rate reflected higher rates on local borrowings in emerging growth markets; no commercial paper was outstanding at 2015 year end.

Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); as of December 31, 2016, no amounts were outstanding under the Credit Facility. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of 2016 year end, the company’s actual ratios of 0.24 and 1.02, respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.

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

2016 ANNUAL REPORT	85

Notes to Consolidated Financial Statements (continued)

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

As of 2016 year end, Snap-on had $144.4 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $55.0 million in euros, $53.6 million in British pounds, $47.0 million in Swedish kronor, $9.0 million in Hong Kong dollars, $7.0 million in South Korean won, $5.5 million in Singapore dollars, $4.9 million in Mexican pesos, $4.6 million in Norwegian kroner, and $6.4 million in other currencies, and sell contracts comprised of $16.6 million in Japanese yen, $11.8 million in Canadian dollars, $4.4 million in Australian dollars, $4.0 million in Brazilian real, and $11.8 million in other currencies. As of 2015 year end, Snap-on had $98.3 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $52.0 million in euros, $31.4 million in British pounds, $23.4 million in Swedish kronor, $12.9 million in Singapore dollars, $6.2 million in South Korean won, $5.5 million in Mexican pesos and $8.7 million in other currencies, and sell contracts comprised of $18.4 million in Canadian dollars, $9.7 million in Japanese yen, $4.2 million in Australian dollars and $9.5 million in other currencies.

Interest rate risk management: Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements (“interest rate swaps”) and treasury lock agreements (“treasury locks”).

Interest rate swaps: Snap-on enters into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Consolidated Statements of Earnings. The effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100 million as of both 2016 and 2015 year end.

Treasury locks: Snap-on entered into a treasury lock in November 2016 to manage the potential change in interest rates in anticipation of the possible issuance of fixed rate debt; the treasury lock expires on February 28, 2017. Treasury locks are accounted for as cash flow hedges. The effective differentials to be paid or received on treasury locks related to the anticipated issuance of fixed rate debt are initially recorded in Accumulated OCI. As of 2016 year end, an unrecognized gain of $8.8 million has been recorded in Accumulated OCI on the accompanying Consolidated Balance Sheet. Upon the issuance of debt, the related amount in Accumulated OCI will be released over the term of the debt and recognized as an adjustment to interest expense on the consolidated statements of earnings. The notional amount of treasury locks outstanding and designated as cash flow hedges as of December 31, 2016, was $250 million; there were no treasury locks outstanding as of January 2, 2016, and no treasury locks were settled in 2016 or 2015.

Stock-based deferred compensation risk management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of 2016 and 2015 year end, Snap-on had equity forwards in place intended to manage market risk with respect to 104,400 shares and 107,900 shares, respectively, of Snap-on common stock associated with its deferred compensation plans.

86	SNAP-ON INCORPORATED

Fair value measurements: Snap-on has derivative assets and liabilities related to interest rate swaps, treasury locks, foreign currency forwards and equity forwards that are measured at Level 2 fair value on a recurring basis. The fair values of derivative instruments included within the accompanying Consolidated Balance Sheets as of 2016 and 2015 year end are as follows:

		2016		2015
(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$9.8	$–	$12.9	$–

Treasury locks	Other assets	14.3	–	–	–

		24.1	–	12.9	–

Derivatives not designated as hedging instruments:
Foreign currency forwards	Prepaid expenses and other assets	$4.4	$–	$2.8	$–
Foreign currency forwards	Other accrued liabilities	–	13.5	–	5.9
Equity forwards	Prepaid expenses and other assets	17.9	–	18.5	–

		22.3	13.5	21.3	5.9

Total derivative instruments		$46.4	$13.5	$34.2	$5.9

As of 2016 and 2015 year end, the fair value adjustment to long-term debt related to the interest rate swaps was $9.8 million and $12.9 million, respectively.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. Treasury locks are valued based on the 10-year U.S. treasury interest rate. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Equity forwards are valued using a market approach based primarily on the company’s stock price at the reporting date. The company did not have any derivative assets or liabilities measured at Level 1 or Level 3, nor did it implement any changes in its valuation techniques as of and for its 2016 and 2015 years ended.

The effect of derivative instruments designated as fair value hedges as included in the Consolidated Statements of Earnings is as follows:

		Effective Portion of Gain Recognized in Income
(Amounts in millions)	Statement of Earnings Presentation	2016	2015	2014
Derivatives designated as fair value hedges:
Interest rate swaps	Interest expense	$2.9	$3.7	$4.0

2016 ANNUAL REPORT	87

Notes to Consolidated Financial Statements (continued)

The effect of derivative instruments designated as cash flow hedges as included in Accumulated OCI on the Consolidated Balance Sheets and the Consolidated Statements of Earnings is as follows:

(Amounts in millions)	Effective Portion of Gain Recognized in Accumulated OCI				Effective Portion of Gain Reclassified from Accumulated OCI into Income
	2016	2015	2014	Statement of Earnings Presentation	2016	2015	2014
Derivatives designated as cash flow hedges:
Treasury locks	$8.8	$–	$–	Interest expense	$0.3	$0.3	$0.3

The effects of derivative instruments not designated as hedging instruments as included in the Consolidated Statements of Earnings are as follows:

		Gain (Loss) Recognized in Income
(Amounts in millions)	Statement of Earnings Presentation	2016	2015	2014
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other income (expense) – net	$(7.4)	$(15.5)	$(19.3)
Equity forwards	Operating expenses	0.8	4.7	3.6

Snap-on’s foreign currency forwards are typically not designated as hedges for financial reporting purposes. The fair value changes of foreign currency forwards not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. In 2016, the $7.4 million derivative loss was partially offset by transaction gains on net exposures of $6.1 million, resulting in a net foreign exchange loss of $1.3 million. In 2015, the $15.5 million derivative loss was partially offset by transaction gains on net exposures of $12.8 million, resulting in a net foreign exchange loss of $2.7 million. In 2014, the $19.3 million derivative loss was partially offset by transaction gains on net exposures of $17.8 million, resulting in a net foreign exchange loss of $1.5 million. The resulting net foreign exchange losses are included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. See Note 16 for additional information on “Other income (expense) – net.”

Snap-on’s equity forwards are not designated as hedges for financial reporting purposes. Fair value changes of both the equity forwards and related stock-based (mark-to-market) deferred compensation liabilities are reported in “Operating expenses” on the accompanying Consolidated Statements of Earnings. The $0.8 million derivative gain recognized in 2016 was partially offset by $0.3 million of mark-to-market deferred compensation expense. The $4.7 million derivative gain recognized in 2015 was largely offset by $4.6 million of mark-to-market deferred compensation expense. The $3.6 million derivative gain recognized in 2014 was offset by $3.6 million of mark-to-market deferred compensation expense.

As of 2016 year end, the maximum maturity date of any fair value hedge was five years. During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $0.2 million after tax at the time the underlying hedge transactions are realized.

Counterparty risk: Snap-on is exposed to credit losses in the event of non-performance by the counterparties to its various financial agreements, including its foreign currency forward contracts, interest rate swap agreements, treasury lock agreements and prepaid equity forward agreements. Snap-on does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparties and generally enters into agreements with financial institution counterparties with a credit rating of A- or better. Snap-on does not anticipate non-performance by its counterparties, but cannot provide assurances.

Fair value of financial instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements as of 2016 and 2015 year end are as follows:

	2016		2015
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,407.0	$1,631.2	$1,220.0	$1,381.9
Contract receivables – net	374.8	409.7	348.7	380.2
Long-term debt, notes payable and current maturities of long-term debt	1,010.2	1,076.7	880.1	961.1

88	SNAP-ON INCORPORATED

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

•

The fair value of all other financial instruments, including trade and other accounts receivable, accounts payable and other financial instruments, approximates such instruments’ carrying value due to their short-term nature.

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

The status of Snap-on’s pension plans as of 2016 and 2015 year end is as follows:

(Amounts in millions)	2016	2015
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,279.4	$1,325.9
Service cost	19.3	20.0
Interest cost	56.5	53.2
Plan participant contributions	1.0	1.1
Benefits paid	(63.2)	(62.4)
Actuarial loss (gain)	94.7	(40.8)
Foreign currency impact	(26.3)	(17.6)

Benefit obligation at end of year	$1,361.4	$1,279.4

Change in plan assets:
Fair value of plan assets at beginning of year	$1,049.2	$1,103.4
Actual return (loss) on plan assets	73.5	(17.8)
Plan participant contributions	1.0	1.1
Employer contributions	68.7	39.2
Benefits paid	(63.2)	(62.4)
Foreign currency impact	(18.4)	(14.3)

Fair value of plan assets at end of year	$1,110.8	$1,049.2

Unfunded status at end of year	$(250.6)	$(230.2)

2016 ANNUAL REPORT	89

Notes to Consolidated Financial Statements (continued)

Amounts recognized in the Consolidated Balance Sheets as of 2016 and 2015 year end are as follows:

(Amounts in millions)	2016	2015
Other assets	$0.6	$2.1
Accrued benefits	(4.7)	(4.5)
Pension liabilities	(246.5)	(227.8)

Net liability	$(250.6)	$(230.2)

Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2016 and 2015 year end are as follows:

(Amounts in millions)	2016	2015
Net loss, net of tax of $160.6 million and $141.4 million, respectively	$(297.0)	$(253.7)
Prior service credit, net of tax of $1.3 million and$1.7 million, respectively	2.2	2.8

	$(294.8)	$(250.9)

The accumulated benefit obligation for Snap-on’s pension plans as of 2016 and 2015 year end was $1,283.1 million and $1,231.2 million, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for Snap-on’s pension plans in which the accumulated benefit obligation exceeds the fair value of plan assets as of 2016 and 2015 year end are as follows:

(Amounts in millions)	2016	2015
Projected benefit obligation	$1,312.1	$1,128.4
Accumulated benefit obligation	1,238.7	1,097.6
Fair value of plan assets	1,061.0	906.5

The components of net periodic benefit cost and changes recognized in “Other comprehensive income (loss)” (“OCI”) are as follows:

(Amounts in millions)	2016	2015	2014
Net periodic benefit cost:
Service cost	$19.3	$20.0	$18.0
Interest cost	56.5	53.2	57.3
Expected return on plan assets	(81.0)	(79.0)	(73.3)
Amortization of unrecognized loss	31.3	38.6	22.8
Amortization of prior service credit	(1.1)	(0.9)	(0.8)

Net periodic benefit cost	$25.0	$31.9	$24.0

Changes in benefit obligations recognized in OCI, net of tax:
Net loss	$43.3	$6.3	$72.0
Prior service cost	0.6	0.7	0.5

Total recognized in OCI	$43.9	$7.0	$72.5

90	SNAP-ON INCORPORATED

Amounts in Accumulated OCI that are expected to be amortized as net expense into net periodic benefit cost during 2017 are as follows:

(Amounts in millions)	Amount
Amortization of unrecognized loss	$27.6
Amortization of prior service credit	(1.1)

Total to be recognized in net periodic benefit cost	$26.5

The worldwide weighted-average assumptions used to determine Snap-on’s full-year pension costs are as follows:

	2016	2015	2014
Discount rate	4.5%	4.1%	5.1%
Expected return on plan assets	7.4%	7.4%	7.4%
Rate of compensation increase	3.6%	3.6%	3.6%

The worldwide weighted-average assumptions used to determine Snap-on’s projected benefit obligation as of 2016 and 2015 year end are as follows:

	2016	2015
Discount rate	4.2%	4.5%
Rate of compensation increase	3.4%	3.6%

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans. The domestic discount rate as of 2016 and 2015 year end was selected based on a cash flow matching methodology developed by the company’s outside actuaries and which incorporates a review of current economic conditions. This methodology matches the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. This technique calculates bond portfolios that produce adequate cash flows to pay the plans’ projected yearly benefits and then selects the portfolio with the highest yield and uses that yield as the recommended discount rate.

The weighted-average discount rate for Snap-on’s domestic pension plans of 4.5% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 basis points (100 basis points (“bps”) equals 1.0 percent) would have increased Snap-on’s 2016 domestic pension expense and projected benefit obligation by approximately $6.7 million and $65.3 million, respectively. As of 2016 year end, Snap-on’s domestic projected benefit obligation comprised approximately 83% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 2.9% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 bps would have increased Snap-on’s 2016 foreign pension expense and projected benefit obligation by approximately $1.7 million and $23.4 million, respectively.

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

As a practical expedient, Snap-on uses the calendar year end as the measurement date for its plans. Snap-on funds its pension plans as required by governmental regulation and may consider discretionary contributions as conditions warrant. Snap-on intends to make contributions of $7.1 million to its foreign pension plans and $2.3 million to its domestic pension plans in 2017, as required by law. Depending on market and other conditions, Snap-on may make discretionary cash contributions to its pension plans in 2017.

2016 ANNUAL REPORT	91

Notes to Consolidated Financial Statements (continued)

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2017	$68.8
2018	70.6
2019	73.2
2020	76.0
2021	78.8
2022-2026	438.2

Snap-on’s domestic pension plans have a long-term investment horizon and a total return strategy that emphasizes a capital growth objective. The long-term investment performance objective for Snap-on’s domestic plans’ assets is to achieve net of expense returns that meet or exceed the 7.5% domestic long-term return on plan assets assumption used for reporting purposes. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its domestic plans’ assets. As of 2016 year end, Snap-on’s domestic pension plans’ assets comprised approximately 86% of the company’s worldwide pension plan assets.

The basis for determining the overall expected long-term return on plan assets assumption is a nominal returns forecasting method. For each asset class, future returns are estimated by identifying the premium of riskier asset classes over lower risk alternatives. The methodology constructs expected returns using a “building block” approach to the individual components of total return. These forecasts are stated in both nominal and real (after inflation) terms. This process first considers the long-term historical return premium based on the longest set of data available for each asset class. These premiums, which are calculated using the geometric mean, are then adjusted based on current relative valuation levels, macro-economic conditions, and the expected alpha related to active investment management. The asset return assumption is also adjusted by an implicit expense load for estimated administrative and investment-related expenses.

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

Snap-on’s domestic pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2016 and 2015 year end are as follows:

	Target	2016	2015
Asset category:
Equity securities	50%	51%	49%
Debt securities and cash and cash equivalents	35%	39%	39%
Real estate and other real assets	5%	1%	2%
Hedge funds	10%	9%	10%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$957.1	$892.3

The fair value measurement hierarchy prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority (“Level 3”) to unobservable inputs. Fair value measurements primarily based on observable market information are given a “Level 2” priority.

92	SNAP-ON INCORPORATED

Certain equity and debt securities are valued at quoted per share or unit market prices for which an official close or last trade pricing on an active exchange is available and are categorized as Level 1 in the fair value hierarchy. If quoted market prices are not readily available for specific securities, values are estimated using quoted prices of securities with similar characteristics and are categorized as Level 2 in the fair value hierarchy. Insurance contracts are valued at the present value of the estimated future cash flows promised under the terms of the insurance contracts and are categorized as Level 2 in the fair value hierarchy.

Commingled equity securities and commingled multi-strategy funds are valued at the NAV per share or unit multiplied by the number of shares or units held as of the measurement date, as reported by the fund managers. The share or unit price is quoted on a private market and is based on the value of the underlying investments, which are primarily based on observable inputs; such investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

Private equity partnership funds, hedge funds, and real estate and other real assets are valued at the NAV as reported by the fund managers. Private equity partnership funds, certain hedge funds, and certain real estate and other real assets are valued based on the proportionate interest or share of net assets held by the pension plan, which is based on the estimated fair market value of the underlying investments. Certain other hedge funds and real estate and other real assets are valued at the NAV per share or unit multiplied by the number of shares or units held as of the measurement date, based on the estimated value of the underlying investments as reported by the fund managers. These investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy.

The company regularly reviews fund performance directly with its investment advisor and the fund managers, and performs qualitative analysis to corroborate the reasonableness of the reported NAVs. For funds for which the company did not receive a year-end NAV, the company recorded an estimate of the change in fair value for the latest period based on return estimates and other fund activity obtained from the fund managers.

The columns labeled “Investments Measured at NAV” in the following tables reflect certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit a reconciliation of the fair value hierarchy to the pension plan assets.

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s domestic pension plans’ assets as of 2016 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$20.4	$–	$–	$20.4
Equity securities:
Domestic	66.0	–	–	66.0
Foreign	74.7	–	–	74.7
Commingled funds – domestic	–	–	191.3	191.3
Commingled funds – foreign	–	–	117.7	117.7
Private equity partnerships	–	–	34.2	34.2
Debt securities:
Government	139.2	0.9	–	140.1
Corporate bonds	–	214.6	–	214.6
Real estate and other real assets	–	–	10.4	10.4
Hedge funds	–	–	87.7	87.7

Total	$300.3	$215.5	$441.3	$957.1

2016 ANNUAL REPORT	93

Notes to Consolidated Financial Statements (continued)

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s domestic pension plans’ assets as of 2015 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$21.3	$–	$–	$21.3
Equity securities:
Domestic	53.9	–	–	53.9
Foreign	61.7	–	–	61.7
Commingled funds – domestic	–	–	169.3	169.3
Commingled funds – foreign	–	–	110.0	110.0
Private equity partnerships	–	–	43.7	43.7
Debt securities:
Government	133.0	–	–	133.0
Corporate bonds	–	195.8	–	195.8
Real estate and other real assets	–	–	17.4	17.4
Hedge funds	–	–	86.2	86.2

Total	$269.9	$195.8	$426.6	$892.3

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

The expected long-term rates of return on foreign plans’ assets, which ranged from 1.8% to 6.3% as of 2016 year end, reflect management’s expectations of long-term average rates of return on funds invested to provide benefits included in the plans’ projected benefit obligation. The expected returns are based on outlooks for inflation, fixed income returns and equity returns, asset allocations and investment strategies. Differences between actual and expected returns on foreign pension plans’ assets are recorded as an actuarial gain or loss and amortized accordingly.

Snap-on’s foreign pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2016 and 2015 year end are as follows:

	Target	2016	2015
Asset category:
Equity securities*	39%	41%	40%
Debt securities* and cash and cash equivalents	36%	36%	36%
Insurance contracts and hedge funds	25%	23%	24%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$153.7	$156.9

*	Includes commingled funds – multi-strategy

94	SNAP-ON INCORPORATED

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s foreign pension plans’ assets as of 2016 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$0.7	$–	$–	$0.7
Commingled funds – multi-strategy	–	–	117.4	117.4
Insurance contracts	–	21.3	–	21.3
Hedge fund	–	–	14.3	14.3

Total	$0.7	$21.3	$131.7	$153.7

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s foreign pension plans’ assets as of 2015 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$0.2	$–	$–	$0.2
Commingled funds – multi-strategy	–	–	119.0	119.0
Insurance contracts	–	19.8	–	19.8
Hedge fund	–	–	17.9	17.9

Total	$0.2	$19.8	$136.9	$156.9

Snap-on has several 401(k) plans covering certain U.S. employees. Snap-on’s employer match to the 401(k) plans is made with cash contributions. For 2016, 2015 and 2014, Snap-on recognized $8.2 million, $7.0 million and $6.5 million, respectively, of expense related to its 401(k) plans.

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

2016 ANNUAL REPORT	95

Notes to Consolidated Financial Statements (continued)

The status of Snap-on’s U.S. postretirement health care plans as of 2016 and 2015 year end is as follows:

(Amounts in millions)	2016	2015
Change in accumulated postretirement benefit obligation:
Benefit obligation at beginning of year	$ 55.6	$ 62.0
Service cost	0.1	0.1
Interest cost	2.2	2.2
Plan participant contributions	0.5	0.9
Benefits paid	(4.4)	(5.4)
Actuarial gain	(0.8)	(4.2)

Benefit obligation at end of year	$ 53.2	$ 55.6

Change in plan assets:
Fair value of plan assets at beginning of year	$ 13.7	$ 14.7
Actual return on plan assets	0.5	–
Plan participant contributions	0.5	0.9
Employer contributions	2.9	3.5
Benefits paid	(4.4)	(5.4)

Fair value of plan assets at end of year	$ 13.2	$ 13.7

Unfunded status at end of year	$ (40.0)	$ (41.9)

Amounts recognized in the Consolidated Balance Sheets as of 2016 and 2015 year end are as follows:

(Amounts in millions)	2016	2015
Accrued benefits	$ (3.3)	$ (4.0)
Retiree health care benefits	(36.7)	(37.9)

Net liability	$ (40.0)	$ (41.9)

Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2016 and 2015 year end are as follows:

(Amounts in millions)	2016	2015
Net gain, net of tax of $2.9 million in both years	$ 4.8	$ 4.5

The components of net periodic benefit cost and changes recognized in OCI are as follows:

(Amounts in millions)	2016	2015	2014
Net periodic benefit cost:
Service cost	$ 0.1	$ 0.1	$ 0.1
Interest cost	2.2	2.2	2.5
Expected return on plan assets	(0.9)	(1.0)	(1.1)
Amortization of unrecognized (gain) loss	(0.1)	0.3	–

Net periodic benefit cost	$ 1.3	$ 1.6	$ 1.5

Changes in benefit obligations recognized in OCI, net of tax:
Net (gain) loss	$ (0.3)	$ (2.1)	$ 1.8

96	SNAP-ON INCORPORATED

Snap-on expects to recognize $0.4 million of prior unrecognized gains, included in Accumulated OCI on the accompanying 2016 Consolidated Balance Sheet, in net periodic benefit cost during 2017.

The weighted-average discount rate used to determine Snap-on’s postretirement health care expense is as follows:

	2016	2015	2014
Discount rate	4.1%	3.6%	4.2%

The weighted-average discount rate used to determine Snap-on’s accumulated benefit obligation is as follows:

	2016	2015
Discount rate	4.1%	4.1%

The methodology for selecting the year-end 2016 and 2015 weighted-average discount rate for the company’s domestic postretirement plans was to match the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. As a practical expedient, Snap-on uses the calendar year end as the measurement date for its plans.

For 2017, the actuarial calculations assume a pre-65 health care cost trend rate of 5.9% and a post-65 health care cost trend rate of 6.6%, both decreasing gradually to 4.5% in 2038 and thereafter. As of 2016 year end, a one-percentage-point increase in the health care cost trend rate for future years would increase the accumulated postretirement benefit obligation by approximately $0.6 million and the aggregate of the service cost and interest cost components by less than $0.1 million. Conversely, a one-percentage-point decrease in the health care cost trend rate for future years would decrease the accumulated postretirement benefit obligation by $0.6 million and the aggregate of the service cost and interest rate components by less than $0.1 million.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2017	$4.4
2018	4.5
2019	4.6
2020	4.8
2021	4.8
2022-2026	23.9

The objective of the VEBA trust is to achieve net of expense returns that meet or exceed the 6.6% long-term return on plan assets assumption used for reporting purposes. Investments are diversified to attempt to minimize the risk of large losses. Since asset allocation is a key determinant of expected investment returns, assets are periodically rebalanced to the targeted allocation to correct significant deviations from the asset allocation policy that are caused by market fluctuations and cash flow.

The basis for determining the overall expected long-term return on plan assets assumption is a nominal returns forecasting method. For each asset class, future returns are estimated by identifying the premium of riskier asset classes over lower risk alternatives. The methodology constructs expected returns using a “building block” approach to the individual components of total return. These forecasts are stated in both nominal and real (after inflation) terms. This process first considers the long-term historical return premium based on the longest set of data available for each asset class. These premiums, which are calculated using the geometric mean, are then adjusted based on current relative valuation levels and macro-economic conditions. The asset return assumption is also adjusted by an implicit expense load for estimated administrative and investment-related expenses.

2016 ANNUAL REPORT	97

Notes to Consolidated Financial Statements (continued)

Snap-on’s VEBA plan target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2016 and 2015 year end are as follows:

	Target	2016	2015
Asset category:
Debt securities and cash and cash equivalents	46%	45%	44%
Equity securities	29%	28%	27%
Hedge funds	25%	27%	29%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$13.2	$13.7

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

Equity securities are valued at the NAV per share or unit multiplied by the number of shares or units held as of the measurement date, as reported by the fund managers. The share or unit price is quoted on a private market and is based on the value of the underlying investments, which are primarily based on observable inputs; such investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

Hedge funds are stated at the NAV per share or unit (based on the estimated fair market value of the underlying investments) multiplied by the number of shares or units held as of the measurement date, as reported by the fund managers. These investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy.

The company regularly reviews fund performance directly with its investment advisor and the fund managers, and performs qualitative analysis to corroborate the reasonableness of the reported NAVs. For funds for which the company did not receive a year-end NAV, the company recorded an estimate of the change in fair value for the latest period based on return estimates and other fund activity obtained from the fund managers.

The columns labeled “Investments Measured at NAV” in the following tables are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit a reconciliation of the fair value hierarchy to the VEBA plan assets.

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of the VEBA plan assets as of 2016 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Investments Measured at NAV	Total

Asset category:
Cash and cash equivalents	$0.7	$–	$0.7
Debt securities	5.3	–	5.3
Equity securities	–	3.6	3.6
Hedge fund	–	3.6	3.6

Total	$6.0	$7.2	$13.2

98	SNAP-ON INCORPORATED

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of the VEBA plan assets as of 2015 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$0.1	$–	$0.1
Debt securities	6.0	–	6.0
Equity securities	–	3.7	3.7
Hedge fund	–	3.9	3.9

Total	$6.1	$7.6	$13.7

Note 13: Stock-based Compensation and Other Stock Plans

The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan will continue until exercised, vested, forfeited or expired. As of 2016 year end, the 2011 Plan had 4,121,252 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.

Net stock-based compensation expense was $31.0 million in 2016, $39.8 million in 2015 and $38.1 million in 2014. Cash received from stock purchase and option plan exercises was $41.8 million in 2016, $41.6 million in 2015 and $33.0 million in 2014. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $24.8 million in 2016, $26.4 million in 2015 and $22.3 million in 2014.

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

The following weighted-average assumptions were used in calculating the fair value of stock options granted during 2016, 2015 and 2014, using the Black-Scholes valuation model:

	2016	2015	2014
Expected term of option (in years)	5.05	4.76	4.52
Expected volatility factor	22.17%	24.13%	26.76%
Expected dividend yield	1.77%	2.04%	2.40%
Risk-free interest rate	1.04%	1.38%	1.30%

2016 ANNUAL REPORT	99

Notes to Consolidated Financial Statements (continued)

A summary of stock option activity during 2016 is presented below:

	Shares (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	2,811	$88.62
Granted	644	138.04
Exercised	(416)	74.10
Forfeited or expired	(28)	133.11

Outstanding at end of year	3,011	100.78	6.6	$212.3

Exercisable at end of year	1,776	76.51	5.3	168.3

*	Weighted-average

The weighted-average grant date fair value of options granted was $22.99 in 2016, $25.64 in 2015 and $20.19 in 2014. The intrinsic value of options exercised was $35.2 million in 2016, $37.6 million in 2015 and $24.6 million in 2014. The fair value of stock options vested was $12.7 million in 2016, $9.9 million in 2015 and $9.6 million in 2014.

As of 2016 year end, there was $16.6 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 1.5 years.

Performance Awards

Performance awards, which are granted as performance share units and performance-based RSUs, are earned and expensed using the fair value of the award over a contractual term of three years based on the company’s performance. Vesting of the performance awards is dependent upon performance relative to pre-defined goals for revenue growth and return on net assets for the applicable performance period. For performance achieved above specified levels, the recipient may earn additional shares of stock, not to exceed 100% of the number of performance awards initially granted.

The performance share units have a three-year performance period based on the results of the consolidated financial metrics of the company. The performance-based RSUs have a one-year performance period based on the results of the consolidated financial metrics of the company followed by a two-year cliff vesting schedule, assuming continued employment.

The fair value of performance awards is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of performance awards granted during 2016, 2015 and 2014 was $138.83, $139.30 and $102.11, respectively. Vested performance share units totaled 61,149 shares as of 2016 year end, 94,186 shares as of 2015 year end and 130,764 shares as of 2014 year end. Performance share units related to 94,186 shares, 130,764 shares and 146,313 shares were paid out in 2016, 2015 and 2014, respectively. Earned performance share units are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).

Based on the company’s 2016 performance, 45,502 RSUs granted in 2016 were earned; assuming continued employment, these RSUs will vest at the end of fiscal 2018. Based on the company’s 2015 performance, 64,327 RSUs granted in 2015 were earned; assuming continued employment, these RSUs will vest at the end of fiscal 2017. Based on the company’s 2014 performance, 78,585 RSUs granted in 2014 were earned; these RSUs vested as of fiscal 2016 year end and were paid out shortly thereafter.

100	SNAP-ON INCORPORATED

Changes to the company’s non-vested performance awards in 2016 are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at beginning of year	265	$124.16
Granted	97	138.83
Vested	(136)	109.43
Cancellations and other	(19)	112.14

Non-vested performance awards at end of year	207	141.94

*	Weighted-average

As of 2016 year end, there was $13.7 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 1.6 years.

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

The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during 2016, 2015 and 2014, using the Black-Scholes valuation model:

	2016	2015	2014
Expected term of stock-settled SARs (in years)	4.03	4.72	4.49
Expected volatility factor	20.09%	23.66%	25.64%
Expected dividend yield	1.66%	2.04%	2.40%
Risk-free interest rate	1.11%	1.50%	1.50%

2016 ANNUAL REPORT	101

Notes to Consolidated Financial Statements (continued)

Changes to the company’s stock-settled SARs in 2016 are as follows:

	Stock-settled SARs (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	269	$113.70
Granted	101	138.05
Exercised	(26)	89.10
Forfeited or expired	(41)	103.29

Outstanding at end of year	303	125.38	7.9	$13.9

Exercisable at end of year	106	106.50	7.0	6.8

*	Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted was $19.47 in 2016, $25.37 in 2015 and $19.55 in 2014. The intrinsic value of stock-settled SARs exercised was $1.9 million in 2016, $1.0 million in 2015 and $0.1 million in 2014. The fair value of stock-settled SARs vested was $2.1 million in 2016, $1.4 million in 2015 and $0.6 million in 2014.

As of 2016 year end there was $2.4 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.5 years.

The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during 2016, 2015 and 2014, using the Black-Scholes valuation model:

	2016	2015	2014
Expected term of cash-settled SARs (in years)	3.11	3.10	3.53
Expected volatility factor	19.53%	18.14%	23.92%
Expected dividend yield	1.56%	1.69%	2.11%
Risk-free interest rate	1.47%	1.31%	1.07%

The intrinsic value of cash-settled SARs exercised was $3.3 million in 2016, $11.0 million in 2015 and $5.5 million in 2014. The fair value of cash-settled SARs vested during 2016, 2015 and 2014 was $0.2 million, $4.6 million and $5.9 million, respectively.

Changes to the company’s non-vested cash-settled SARs in 2016 are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at beginning of year	7	$51.71
Granted	4	39.51
Vested	(4)	61.42

Non-vested cash-settled SARs at end of year	7	40.83

*	Weighted-average

As of 2016 year end there was $0.3 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.5 years.

102	SNAP-ON INCORPORATED

Restricted Stock Awards – Non-employee Directors

The company awarded 7,145 shares, 8,640 shares and 10,398 shares of restricted stock to non-employee directors in 2016, 2015 and 2014, respectively. The fair value of the restricted stock awards is expensed over a one year vesting period based on the fair value on the date of grant. All restrictions for the restricted stock generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.

Directors’ Fee Plan

Under the Directors’ 1993 Fee Plan, as amended, non-employee directors may elect to receive up to 100% of their fees and retainer in shares of Snap-on’s common stock. Directors may elect to defer receipt of all or part of these shares. For 2016, 2015 and 2014, issuances under the Directors’ Fee Plan totaled 2,579 shares, 2,747 shares and 21,533 shares, respectively, of which 2,019 shares, 1,969 shares and 20,483 shares, respectively, were deferred. As of 2016 year end, shares reserved for issuance to directors under this plan totaled 158,105 shares.

Employee Stock Purchase Plan

Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2016, 2015 and 2014, issuances under this plan totaled 27,156 shares, 57,324 shares and 56,582 shares, respectively. As of 2016 year end, shares reserved for issuance under this plan totaled 780,563 shares and Snap-on held participant contributions of approximately $2.4 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Compensation expense for plan participants was zero in 2016, $2.3 million in 2015 and $1.5 million in 2014.

Franchisee Stock Purchase Plan

All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2016, 2015 and 2014, issuances under this plan totaled 42,867 shares, 74,001 shares and 74,502 shares, respectively. As of 2016 year end, shares reserved for issuance under this plan totaled 613,469 shares and Snap-on held participant contributions of approximately $4.6 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. The company recognized a mark-to-market benefit of $0.2 million in 2016; mark-to-market expense for plan participants was $2.9 million in 2015 and $1.7 million in 2014.

Note 14: Capital Stock

Snap-on has undertaken repurchases of Snap-on common stock from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock awards and other corporate purposes. Snap-on repurchased 758,000 shares, 723,000 shares and 680,000 shares in 2016, 2015 and 2014, respectively. As of 2016 year end, Snap-on has remaining availability to repurchase up to an additional $207.2 million in common stock pursuant to Board authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Cash dividends paid in 2016, 2015 and 2014 totaled $147.5 million, $127.9 million and $107.6 million, respectively. Cash dividends per share in 2016, 2015 and 2014 were $2.54, $2.20 and $1.85, respectively. On February 9, 2017, the company’s Board declared a quarterly dividend of $0.71 per share, payable on March 10, 2017, to shareholders of record on February 24, 2017.

2016 ANNUAL REPORT	103

Notes to Consolidated Financial Statements (continued)

Note 15: Commitments and Contingencies

Snap-on leases facilities, office equipment and vehicles under non-cancelable operating and capital leases that extend for varying amounts of time. Snap-on’s future minimum lease commitments under these leases, net of sub-lease rental income, are as follows:

(Amounts in millions)	Operating Leases	Capital Leases
Year:
2017	$23.0	$3.7
2018	18.3	3.3
2019	13.9	2.9
2020	9.4	2.6
2021	6.4	2.1
2022 and thereafter	10.5	5.6

Total minimum lease payments	$81.5	$20.2

Less: amount representing interest		(1.5)

Total present value of minimum capital lease payments		$18.7

Amounts included in the accompanying Consolidated Balance Sheets for the present value of minimum capital lease payments as of 2016 year end are as follows:

(Amounts in millions)	2016
Other accrued liabilities	$3.3
Other long-term liabilities	15.4

Total present value of minimum capital lease payments	$18.7

Rent expense for worldwide facilities, office equipment and vehicles, net of sub-lease rental income, was $31.2 million, $29.4 million and $30.6 million in 2016, 2015 and 2014, respectively.

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. Snap-on’s product warranty accrual activity for 2016, 2015 and 2014 is as follows:

(Amounts in millions)	2016	2015	2014
Warranty accrual:
Beginning of year	$16.4	$17.3	$17.0
Additions	12.8	13.3	14.6
Usage	(13.2)	(14.2)	(14.3)

End of year	$16.0	$16.4	$17.3

Approximately 2,800 employees, or 23% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. The number of covered union employees whose contracts expire over the next five years approximates 2,100 employees in 2017, 500 employees in 2018, and 200 employees in 2019; there are no contracts currently scheduled to expire in 2020 or 2021. In recent years, Snap-on has not experienced any significant work slowdowns, stoppages or other labor disruptions.

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results of these legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

104	SNAP-ON INCORPORATED

Note 16: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Consolidated Statements of Earnings consists of the following:

(Amounts in millions)	2016	2015	2014
Interest income	$0.6	$0.5	$0.5
Net foreign exchange loss	(1.3)	(2.7)	(1.5)
Other	0.1	(0.2)	0.1

Total other income (expense) – net	$(0.6)	$(2.4)	$(0.9)

Note 17: Accumulated Other Comprehensive Income (Loss)

The following is a summary of net changes in Accumulated OCI by component and net of tax for 2016 and 2015:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of 2014 year end	$(7.7)	$1.0	$(241.5)	$(248.2)
Other comprehensive loss before reclassifications	(110.8)	–	(28.9)	(139.7)
Amounts reclassified from Accumulated OCI	–	(0.3)	24.0	23.7

Net other comprehensive loss	(110.8)	(0.3)	(4.9)	(116.0)

Balance as of 2015 year end	$(118.5)	$0.7	$(246.4)	$(364.2)
Other comprehensive income (loss) before reclassifications	(99.2)	8.8	(62.6)	(153.0)
Amounts reclassified from Accumulated OCI	–	(0.3)	19.0	18.7

Net other comprehensive income (loss)	(99.2)	8.5	(43.6)	(134.3)

Balance as of 2016 year end	$(217.7)	$9.2	$(290.0)	$(498.5)

The reclassifications out of Accumulated OCI in 2016 and 2015 are as follows:

Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI		Statement of Earnings Presentation
(Amounts in millions)	2016	2015
Gains on cash flow hedges:
Treasury locks	$0.3	$0.3	Interest expense
Income tax expense	–	–	Income tax expense

Net of tax	0.3	0.3

Amortization of net unrecognized losses and prior service credits	(30.1)	(38.0)	See footnote below*
Income tax benefit	11.1	14.0	Income tax expense

Net of tax	(19.0)	(24.0)

Total reclassifications for the period, net of tax	$(18.7)	$(23.7)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 11 and Note 12 for further information.

2016 ANNUAL REPORT	105

Notes to Consolidated Financial Statements (continued)

Note 18: Segments

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, including customers in the aerospace, natural resources, government, power generation, transportation and technical education market segments (collectively, “critical industries”), primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and original equipment manufacturer (“OEM”) dealership service and repair shops (“OEM dealerships”), through direct and distributor channels. Financial Services consists of the business operations of Snap-on’s finance subsidiaries.

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

Neither Snap-on nor any of its segments depend on any single customer, small group of customers or government for more than 10% of its revenues.

Financial Data by Segment:

(Amounts in millions)	2016	2015	2014
Net sales:
Commercial & Industrial Group	$1,148.3	$1,163.6	$1,174.8
Snap-on Tools Group	1,633.9	1,568.7	1,455.2
Repair Systems & Information Group	1,179.9	1,113.2	1,095.2

Segment net sales	3,962.1	3,845.5	3,725.2
Intersegment eliminations	(531.7)	(492.7)	(447.5)

Total net sales	$3,430.4	$3,352.8	$3,277.7
Financial Services revenue	281.4	240.3	214.9

Total revenues	$3,711.8	$3,593.1	$3,492.6

Operating earnings:
Commercial & Industrial Group	$168.0	$169.4	$158.6
Snap-on Tools Group	281.1	256.0	223.1
Repair Systems & Information Group	297.8	273.4	251.2
Financial Services	198.7	170.2	149.1

Segment operating earnings	945.6	869.0	782.0
Corporate	(91.4)	(104.2)	(97.3)

Operating earnings	854.2	764.8	684.7
Interest expense	(52.2)	(51.9)	(52.9)
Other income (expense) – net	(0.6)	(2.4)	(0.9)

Earnings before income taxes and equity earnings	$801.4	$710.5	$630.9

106	SNAP-ON INCORPORATED

Financial Data by Segment (continued):

(Amounts in millions)	2016	2015
Assets:
Commercial & Industrial Group	$907.1	$901.6
Snap-on Tools Group	668.1	646.7
Repair Systems & Information Group	1,211.0	1,041.6
Financial Services	1,789.7	1,572.4

Total assets from reportable segments	4,575.9	4,162.3
Corporate	212.3	203.6
Elimination of intersegment receivables	(65.0)	(34.8)

Total assets	$4,723.2	$4,331.1

	2016	2015	2014
Capital expenditures:
Commercial & Industrial Group	$19.3	$31.0	$28.5
Snap-on Tools Group	38.3	38.1	36.9
Repair Systems & Information Group	13.1	9.0	10.6
Financial Services	0.6	1.0	0.4

Total from reportable segments	71.3	79.1	76.4
Corporate	3.0	1.3	4.2

Total capital expenditures	$74.3	$80.4	$80.6

Depreciation and amortization:
Commercial & Industrial Group	$20.7	$20.1	$20.8
Snap-on Tools Group	27.6	24.9	21.4
Repair Systems & Information Group	33.9	34.0	33.7
Financial Services	0.6	0.7	0.9

Total from reportable segments	82.8	79.7	76.8
Corporate	2.8	2.8	2.7

Total depreciation and amortization	$85.6	$82.5	$79.5

Revenues by geographic region:*
United States	$2,588.8	$2,483.9	$2,288.9
Europe	654.4	635.0	701.9
All other	468.6	474.2	501.8

Total revenues	$3,711.8	$3,593.1	$3,492.6

	2016	2015
Long-lived assets:**
United States	$1,048.6	$1,033.3
Sweden	218.8	114.5
All other	237.9	250.8

Total long-lived assets	$1,505.3	$1,398.6

*	Revenues are attributed to countries based on the origin of the sale.
**	Long-lived assets consist of Property and equipment – net, Goodwill, and Other intangibles – net.

2016 ANNUAL REPORT	107

Notes to Consolidated Financial Statements (continued)

Products and Services: Snap-on derives net sales from a broad line of products and complementary services that are grouped into three categories: (i) tools; (ii) diagnostics and repair information; and (iii) equipment. The tools product category includes Snap-on’s hand tools, power tools and tool storage products. The diagnostics and repair information product category includes handheld and PC-based diagnostic products, service and repair information products, diagnostic software solutions, electronic parts catalogs, and business management systems and services to help owners and managers of independent repair shops and OEM dealerships manage and track performance. The equipment product category includes solutions for the diagnosis and service of vehicles and industrial equipment. Through its financial services businesses, Snap-on also derives revenue from various financing programs designed to facilitate the sales of its products and support its franchise business. Further product line information is not presented as it is not practicable to do so.

The following table shows the consolidated net sales and revenues of these product groups in the last three years:

(Amounts in millions)	2016	2015	2014
Net sales:
Tools	$1,899.2	$1,910.1	$1,868.5
Diagnostics and repair information	748.2	689.6	689.5
Equipment	783.0	753.1	719.7

Total net sales	$3,430.4	$3,352.8	$3,277.7
Financial services revenue	281.4	240.3	214.9

Total revenues	$3,711.8	$3,593.1	$3,492.6

108	SNAP-ON INCORPORATED

Note 19: Quarterly Data (unaudited)

(Amounts in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2016

Net sales	$834.2	$872.3	$834.1	$889.8	$3,430.4
Gross profit	415.3	431.3	419.1	443.9	1,709.6
Financial services revenue	66.3	69.3	71.6	74.2	281.4
Financial services expenses	(19.3)	(19.8)	(21.0)	(22.6)	(82.7)
Net earnings	131.3	143.4	135.2	149.7	559.6
Net earnings attributable to Snap-on Incorporated	128.3	140.1	131.7	146.3	546.4
Earnings per share – basic	2.21	2.41	2.27	2.52	9.40
Earnings per share – diluted	2.16	2.36	2.22	2.47	9.20
Cash dividends paid per share	0.61	0.61	0.61	0.71	2.54

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2015
Net sales	$827.8	$851.8	$821.5	$851.7	$3,352.8
Gross profit	410.1	419.0	406.9	412.3	1,648.3
Financial services revenue	57.4	58.7	61.1	63.1	240.3
Financial services expenses	(17.1)	(17.3)	(17.6)	(18.1)	(70.1)
Net earnings	113.2	123.0	119.9	134.5	490.6
Net earnings attributable to Snap-on Incorporated	110.5	120.0	116.8	131.4	478.7
Earnings per share – basic	1.90	2.07	2.01	2.26	8.24
Earnings per share – diluted	1.87	2.03	1.98	2.22	8.10
Cash dividends paid per share	0.53	0.53	0.53	0.61	2.20

Note 20: Subsequent Event

On January 17, 2017, Snap-on repaid the 2017 Notes upon maturity with an aggregate of $150 million of available cash and cash generated from issuances of commercial paper.

2016 ANNUAL REPORT	109

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Snap-on has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP-ON INCORPORATED

By:	/s/ Nicholas T. Pinchuk	Date: February 9, 2017
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

/s/ Nicholas T. Pinchuk	Date: February 9, 2017
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer

/s/ Aldo J. Pagliari	Date: February 9, 2017
Aldo J. Pagliari, Principal Financial Officer, Senior Vice President – Finance and Chief Financial Officer

/s/ Constance R. Johnsen	Date: February 9, 2017
Constance R. Johnsen, Principal Accounting Officer, Vice President and Controller

110	SNAP-ON INCORPORATED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

By:	/s/ David C. Adams	Date: February 9, 2017
David C. Adams, Director

By:	/s/ Karen L. Daniel	Date: February 9, 2017
Karen L. Daniel, Director

By:	/s/ Ruth Ann M. Gillis	Date: February 9, 2017
Ruth Ann M. Gillis, Director

By:	/s/ James P. Holden	Date: February 9, 2017
James P. Holden, Director

By:	/s/ Nathan J. Jones	Date: February 9, 2017
Nathan J. Jones, Director

By:	/s/ Henry W. Knueppel	Date: February 9, 2017
Henry W. Knueppel, Director

By:	/s/ W. Dudley Lehman	Date: February 9, 2017
W. Dudley Lehman, Director

By:	/s/ Nicholas T. Pinchuk	Date: February 9, 2017
Nicholas T. Pinchuk, Director

By:	/s/ Gregg M. Sherrill	Date: February 9, 2017
Gregg M. Sherrill, Director

By:	/s/ Donald J. Stebbins	Date: February 9, 2017
Donald J. Stebbins, Director

2016 ANNUAL REPORT	111

Item 15(b): Exhibit Index (*)

(3)	(a)

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

Indenture, dated as of January 8, 2007, between Snap-on Incorporated and U.S. Bank National Association as trustee (incorporated by reference to Exhibit (4)(b) to Form S-3 Registration Statement (Registration No. 333-139863))

(b)

Officer’s Certificate, dated as of February 24, 2009, providing for the $200,000,000 6.70% Notes due 2019 (incorporated by reference to Exhibit 4.2 to Snap-on’s Current Report on Form 8-K dated February 19, 2009 (Commission File No. 1-7724))

(c)

Officer’s Certificate, dated as of August 14, 2009, providing for the $250,000,000 6.125% Notes due 2021 (incorporated by reference to Exhibit 4.1 to Snap-on’s Current Report on Form 8-K dated August 11, 2009 (Commission File No. 1-7724))

(d)

Officer’s Certificate, dated as of December 14, 2010, providing for the $250,000,000 4.25% Notes due 2018 (incorporated by reference to Exhibit 4.1 to Snap-on’s Current Report on Form 8-K dated December 9, 2010 (Commission File No. 1-7724))

Except for the foregoing, Snap-on and its subsidiaries have no unregistered long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of December 31, 2016. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

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

Form of Restated Executive Agreement between Snap-on Incorporated and each of its executive officers (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K dated January 31, 2008 (Commission File No. 1-7724))**

(d)(1)

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

112	SNAP-ON INCORPORATED

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

2016 ANNUAL REPORT	113

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

***

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the twelve months ended December 31, 2016, January 2, 2016, and January 3, 2015; (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2016, January 2, 2016, and January 3, 2015; (iii) Consolidated Balance Sheets as of December 31, 2016, and January 2, 2016; (iv) Consolidated Statements of Equity for the twelve months ended December 31, 2016, January 2, 2016, and January 3, 2015; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2016, January 2, 2016, and January 3, 2015; and (vi) Notes to Consolidated Financial Statements.

114	SNAP-ON INCORPORATED