Form 10-Q
period 2017-04-01
SNAP-ON Inc
filed 2017-04-20
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 14, 2017
Common Stock, $1.00 par value	57,949,110 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net sales	$887.1	$834.2
Cost of goods sold	(439.1)	(418.9)

Gross profit	448.0	415.3
Operating expenses	(278.5)	(259.9)

Operating earnings before financial services	169.5	155.4

Financial services revenue	76.8	66.3
Financial services expenses	(24.3)	(19.3)

Operating earnings from financial services	52.5	47.0

Operating earnings	222.0	202.4
Interest expense	(12.7)	(13.1)
Other income (expense) – net	(1.7)	(0.7)

Earnings before income taxes and equity earnings	207.6	188.6
Income tax expense	(62.6)	(57.6)

Earnings before equity earnings	145.0	131.0
Equity earnings, net of tax	0.1	0.3

Net earnings	145.1	131.3
Net earnings attributable to noncontrolling interests	(3.5)	(3.0)

Net earnings attributable to Snap-on Incorporated	$141.6	$128.3

Net earnings per share attributable to Snap-on Incorporated:
Basic	$2.45	$2.21
Diluted	2.39	2.16

Weighted-average shares outstanding:
Basic	57.9	58.1
Effect of dilutive securities	1.4	1.4

Diluted	59.3	59.5

Dividends declared per common share	$0.71	$0.61

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2017	2016
Comprehensive income (loss):
Net earnings	$145.1	$131.3
Other comprehensive income (loss):
Foreign currency translation*	38.1	19.9

Unrealized cash flow hedges, net of tax:
Reclassification of cash flow hedges from accumulated other comprehensive loss	6.1	–
Reclassification of cash flow hedges to net earnings	(0.3)	(0.1)
Defined benefit pension and postretirement plans:

Amortization of net unrecognized losses and prior service credits included in net periodic benefit cost	6.5	6.8
Income tax benefit	(2.3)	(2.5)

Net of tax	4.2	4.3

Total comprehensive income	$193.2	$155.4

Comprehensive income attributable to noncontrolling interests	(3.5)	(3.0)

Comprehensive income attributable to Snap-on Incorporated	$189.7	$152.4

*	There is no reclassification adjustment as there was no sale or liquidation of any foreign entity during any period presented.

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	April 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$123.0	$77.6
Trade and other accounts receivable – net	608.1	598.8
Finance receivables – net	484.7	472.5
Contract receivables – net	84.5	88.1
Inventories – net	556.8	530.5
Prepaid expenses and other assets	117.0	116.5

Total current assets	1,974.1	1,884.0

Property and equipment:
Land	20.9	19.1
Buildings and improvements	323.5	309.4
Machinery, equipment and computer software	826.2	809.6

	1,170.6	1,138.1
Accumulated depreciation and amortization	(733.1)	(712.9)

Property and equipment – net	437.5	425.2

Deferred income tax assets	68.0	72.8
Long-term finance receivables – net	966.3	934.5
Long-term contract receivables – net	292.6	286.7
Goodwill	859.8	895.5
Other intangibles – net	240.4	184.6
Other assets	39.1	39.9

Total assets	$4,877.8	$4,723.2

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	April 1, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$267.2	$301.4
Accounts payable	189.9	170.9
Accrued benefits	52.5	52.8
Accrued compensation	61.5	89.8
Franchisee deposits	66.1	66.7
Other accrued liabilities	334.3	307.9

Total current liabilities	971.5	989.5

Long-term debt	755.4	708.8
Deferred income tax liabilities	24.4	13.1
Retiree health care benefits	35.9	36.7
Pension liabilities	230.7	246.5
Other long-term liabilities	94.1	93.4

Total liabilities	2,112.0	2,088.0

Commitments and contingencies (Note 14)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,407,307 and 67,400,250 shares, respectively)	67.4	67.4
Additional paid-in capital	320.8	317.3
Retained earnings	3,485.2	3,384.9
Accumulated other comprehensive loss	(450.4)	(498.5)
Treasury stock at cost (9,458,237 and 9,450,393 shares, respectively)	(675.3)	(653.9)

Total shareholders’ equity attributable to Snap-on Incorporated	2,747.7	2,617.2
Noncontrolling interests	18.1	18.0

Total equity	2,765.8	2,635.2

Total liabilities and equity	$4,877.8	$4,723.2

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in millions, except share data)

(Unaudited)

The following summarizes the changes in total equity for the three months ended April 1, 2017:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at December 31, 2016	$67.4	$317.3	$3,384.9	$(498.5)	$(653.9)	$18.0	$2,635.2
Net earnings for the three months ended April 1, 2017	–	–	141.6	–	–	3.5	145.1
Other comprehensive income	–	–	–	48.1	–	–	48.1
Cash dividends – $0.71 per share	–	–	(41.2)	–	–	–	(41.2)
Stock compensation plans	–	3.5	–	–	14.4	–	17.9
Share repurchases – 210,000 shares	–	–	–	–	(35.8)	–	(35.8)
Other	–	–	(0.1)	–	–	(3.4)	(3.5)

Balance at April 1, 2017	$67.4	$320.8	$3,485.2	$(450.4)	$(675.3)	$18.1	$2,765.8

The following summarizes the changes in total equity for the three months ended April 2, 2016:
	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at January 2, 2016	$67.4	$296.3	$2,986.9	$(364.2)	$(573.7)	$18.0	$2,430.7
Net earnings for the three months ended April 2, 2016	–	–	128.3	–	–	3.0	131.3
Other comprehensive income	–	–	–	24.1	–	–	24.1
Cash dividends – $0.61 per share	–	–	(35.4)	–	–	–	(35.4)
Stock compensation plans	–	(2.1)	–	–	12.8	–	10.7
Share repurchases – 157,000 shares	–	–	–	–	(23.1)	–	(23.1)
Other	–	–	(0.2)	–	–	(3.0)	(3.2)

Balance at April 2, 2016	$67.4	$294.2	$3,079.6	$(340.1)	$(584.0)	$18.0	$2,535.1

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Operating activities:
Net earnings	$145.1	$131.3
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	16.0	14.9
Amortization of other intangibles	7.1	6.1
Provision for losses on finance receivables	13.0	9.3
Provision for losses on non-finance receivables	2.2	3.2
Stock-based compensation expense	7.4	5.8
Deferred income tax provision	7.4	9.4
Gain on sales of assets	(0.2)	–
Settlement of treasury lock	14.9	–
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in trade and other accounts receivable	(1.9)	(4.8)
(Increase) decrease in contract receivables	(2.1)	0.3
Increase in inventories	(17.3)	(9.9)
Increase in prepaid and other assets	(7.5)	(15.5)
Increase in accounts payable	20.3	15.0
Decrease in accruals and other liabilities	(12.0)	(23.5)

Net cash provided by operating activities	192.4	141.6

Investing activities:
Additions to finance receivables	(227.0)	(230.9)
Collections of finance receivables	173.8	174.1
Capital expenditures	(18.6)	(19.5)
Acquisitions of businesses	(9.5)	–
Disposal of property and equipment	1.0	0.2
Other	(1.4)	(3.5)

Net cash used by investing activities	(81.7)	(79.6)

Financing activities:
Proceeds from issuance of long-term debt	297.8	–
Repayment of long-term debt	(150.0)	–
Repayments of notes payable	–	(0.8)
Net increase (decrease) in other short-term borrowings	(135.7)	3.6
Cash dividends paid	(41.2)	(35.4)
Purchases of treasury stock	(35.8)	(23.1)
Proceeds from stock purchase and option plans	14.1	9.9
Other	(15.8)	(3.5)

Net cash used by financing activities	(66.6)	(49.3)

Effect of exchange rate changes on cash and cash equivalents	1.3	0.8

Increase in cash and cash equivalents	45.4	13.5
Cash and cash equivalents at beginning of year	77.6	92.8

Cash and cash equivalents at end of period	$123.0	$106.3

Supplemental cash flow disclosures:
Cash paid for interest	$(24.0)	$(23.9)
Net cash paid for income taxes	(14.0)	(17.7)

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Accounting Policies

Principles of consolidation and presentation

The Condensed Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly-owned and majority-owned subsidiaries (collectively, “Snap-on” or “the company”). These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on’s 2016 Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 year end”). The company’s 2017 fiscal first quarter ended on April 1, 2017; the 2016 fiscal first quarter ended on April 2, 2016. The company’s 2017 and 2016 fiscal first quarters each contained 13 weeks of operating results.

Snap-on accounts for investments in unconsolidated affiliates where Snap-on has a greater than 20% but less than 50% ownership interest under the equity method of accounting. Investments in unconsolidated affiliates of $15.8 million as of April 1, 2017, and $15.2 million as of December 31, 2016, are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets; no equity investment dividends were received in any period presented. In the normal course of business, the company may purchase products or services from, or sell products and services to, unconsolidated affiliates. Purchases from unconsolidated affiliates were $3.0 million and $4.2 million in the respective fiscal first quarters of 2017 and 2016; sales to unconsolidated affiliates were $0.1 million and zero in the respective fiscal first quarters of 2017 and 2016. The Condensed Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three months ended April 1, 2017, and April 2, 2016, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

New Accounting Standards

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory. The ASU eliminates the requirement to defer the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years; early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance (i.e., the first interim period if an entity issues interim financial statements). The amendments in this ASU are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the time of adoption. The company is currently assessing the impact this ASU will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) that, together with several subsequent updates, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Topic 606 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of April 1, 2017, and subject to the potential effects of any new related ASUs issued by the FASB in the balance of 2017, as well as the company’s ongoing evaluation of new transactions and contracts, the company has substantially completed its evaluation of the expected impact of adopting Topic 606 and anticipates that the adoption of this standard will not have a significant impact on the company’s consolidated financial statements. The company presently expects to adopt Topic 606 at the beginning of its 2018 fiscal year using the modified retrospective approach.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides additional guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement and on the components eligible for capitalization. The amendments in this ASU require that an employer report the service cost component of the net periodic benefit costs in the same income statement line item as other compensation costs arising from services rendered by employees during the period. The non-service-cost components of net periodic benefit costs are to be presented in the income statement separately from the service cost components and outside a subtotal of income from operations. The ASU also allows for the capitalization of the service cost components, when applicable (i.e., as a cost of internally manufactured inventory or a self-constructed asset).

The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods; early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in this ASU are to be applied retrospectively. The company is currently assessing the impact this ASU will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019; early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The amendments in this ASU are to be applied on a prospective basis and are not expected to have a significant impact on the company’s consolidated financial statements.

Note 2: Acquisitions

On January 30, 2017, Snap-on acquired BTC Global Limited (“BTC”) for a preliminary cash purchase price of $9.2 million. BTC, based in Crewe, U.K., designs and implements automotive vehicle inspection and management software for original equipment manufacturer (“OEM”) franchise repair shops. For segment reporting purposes, the results of operations and assets of BTC have been included in the Repair Systems & Information Group since the acquisition date.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of April 1, 2017, the purchase accounting valuations for the acquired net assets of BTC, including intangible assets, were not complete; the company anticipates completing the valuations in the second quarter of 2017. The presentation of BTC in the accompanying Condensed Consolidated Financial Statements has been prepared on a preliminary basis and changes to the allocations will occur as fair value estimates of the acquired net assets are determined. As of April 1, 2017, $8.6 million was recorded, on a preliminary basis, in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets, reflecting the excess of the BTC purchase price over the net assets acquired. The company does not expect that any of the goodwill will be deductible for tax purposes.

On November 16, 2016, Snap-on acquired Ryeson Corporation (d/b/a Sturtevant Richmont) for a cash purchase price of $13.0 million (or $12.6 million, net of cash acquired), which reflects a $0.1 million working capital adjustment finalized in the first quarter of 2017. Sturtevant Richmont designs, manufactures and distributes mechanical and electronic torque wrenches as well as wireless torque error proofing systems for a variety of industrial applications. In the first quarter of 2017, the company completed the purchase accounting valuations for the acquired net assets, including the identification of $3.7 million of non-amortized trademarks. The $5.0 million excess of the Sturtevant Richmont purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets. For segment reporting purposes, the results of operations and assets of Sturtevant Richmont have been included in the Commercial & Industrial Group since the acquisition date.

On October 31, 2016, Snap-on acquired Car-O-Liner Holding AB (“Car-O-Liner”) for a cash purchase price of $152.0 million (or $148.1 million, net of cash acquired), which reflects a $0.2 million working capital adjustment finalized in the first quarter of 2017. Car-O-Liner designs and manufactures collision repair equipment, and information and truck alignment systems. For segment reporting purposes, substantially all of Car-O-Liner’s results of operations and assets have been included in the Repair Systems & Information Group since the acquisition date, with the remaining portions included in the Commercial & Industrial Group.

As of April 1, 2017, the purchase accounting valuations for the acquired net assets of Car-O-Liner, including intangible assets, were not complete. The presentation of Car-O-Liner in the accompanying Condensed Consolidated Financial Statements has been prepared on a preliminary basis and changes to the allocations will occur as fair value estimates of the acquired net assets are determined. The company anticipates completing the purchase accounting valuations for Car-O-Liner in the second quarter of 2017. As of April 1, 2017, $69.0 million was recorded, on a preliminary basis, in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets, reflecting the excess of the Car-O-Liner purchase price over the net assets acquired.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following is a summary of the provisional values of the assets acquired and liabilities assumed of Car-O-Liner, including adjustments recorded in the three months ended April 1, 2017, as a result of new information obtained about facts and circumstances that existed as of the October 31, 2016 acquisition date:

(Amounts in millions)	Provisional Amounts as of October 31, 2016 (As Adjusted)
Assets acquired:
Cash	$3.9
Trade and other accounts receivable	17.0
Inventories	18.3
Property and equipment	17.3
Goodwill	69.0
Other intangibles:
Customer relationships	44.3
Non-amortized trademarks	14.5
Other assets	5.9

Total assets acquired	190.2

Liabilities assumed:
Accounts payable	9.8
Deferred income tax liabilities	12.0
Accrued expenses	10.6
Pension liabilities	4.3
Other liabilities	1.5

Total liabilities assumed	38.2

Net assets acquired	$152.0

In the three months ended April 1, 2017, Snap-on recognized $0.6 million of pretax expense ($0.2 million in “Cost of goods sold” and $0.4 million in “Operating expenses”) in the accompanying Condensed Consolidated Statements of Earnings related to Car-O-Liner that would have been recognized in 2016 if the provisional adjustments identified in the current reporting period had been recognized as of the October 31, 2016 acquisition date.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The components of Snap-on’s trade and other accounts receivable as of April 1, 2017, and December 31, 2016, are as follows:

(Amounts in millions)	April 1, 2017	December 31, 2016
Trade and other accounts receivable	$621.6	$612.8
Allowances for doubtful accounts	(13.5)	(14.0)

Total trade and other accounts receivable – net	$608.1	$598.8

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

The components of Snap-on’s current finance and contract receivables as of April 1, 2017, and December 31, 2016, are as follows:

(Amounts in millions)	April 1, 2017	December 31, 2016
Finance receivables, net of unearned finance charges of $17.9 million and $17.0 million, respectively	$500.7	$488.1
Contract receivables, net of unearned finance charges of $15.9 million and $15.6 million, respectively	85.9	89.3

Total	586.6	577.4

Allowances for doubtful accounts:
Finance receivables	(16.0)	(15.6)
Contract receivables	(1.4)	(1.2)

Total	(17.4)	(16.8)

Total current finance and contract receivables – net	$569.2	$560.6

Finance receivables – net	$484.7	$472.5
Contract receivables – net	84.5	88.1

Total current finance and contract receivables – net	$569.2	$560.6

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of April 1, 2017, and December 31, 2016, are as follows:

(Amounts in millions)	April 1, 2017	December 31, 2016
Finance receivables, net of unearned finance charges of $13.8 million and $13.0 million, respectively	$1,000.8	$967.5
Contract receivables, net of unearned finance charges of $21.9 million and $21.5 million, respectively	295.9	289.4

Total	1,296.7	1,256.9

Allowances for doubtful accounts:
Finance receivables	(34.5)	(33.0)
Contract receivables	(3.3)	(2.7)

Total	(37.8)	(35.7)

Total long-term finance and contract receivables – net	$1,258.9	$1,221.2

Finance receivables – net	$966.3	$934.5
Contract receivables – net	292.6	286.7

Total long-term finance and contract receivables – net	$1,258.9	$1,221.2

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

The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the applicable agreement. Impaired finance and contract receivables are covered by the company’s respective allowances for doubtful accounts and are charged-off against the allowances when appropriate. As of both April 1, 2017, and December 31, 2016, there were $24.9 million of impaired finance receivables, and there were $2.3 million and $2.0 million, respectively, of impaired contract receivables.

It is the general practice of Snap-on’s financial services business to not engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain impaired receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of April 1, 2017, and December 31, 2016, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The aging of finance and contract receivables as of April 1, 2017, and December 31, 2016, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
April 1, 2017:
Finance receivables	$12.0	$8.8	$16.8	$37.6	$1,463.9	$1,501.5	$12.6
Contract receivables	1.1	1.0	2.0	4.1	377.7	381.8	0.5

December 31, 2016:
Finance receivables	$15.1	$9.8	$17.0	$41.9	$1,413.7	$1,455.6	$13.2
Contract receivables	1.4	0.9	1.4	3.7	375.0	378.7	0.5

The amount of performing and nonperforming finance and contract receivables based on payment activity as of April 1, 2017, and December 31, 2016, is as follows:

	April 1, 2017		December 31, 2016
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$1,476.6	$379.5	$1,430.7	$376.7
Nonperforming	24.9	2.3	24.9	2.0

Total	$1,501.5	$381.8	$1,455.6	$378.7

The amount of finance and contract receivables on nonaccrual status as of April 1, 2017, and December 31, 2016, is as follows:

(Amounts in millions)	April 1, 2017	December 31, 2016
Finance receivables	$12.3	$11.7
Contract receivables	1.8	1.5

The following is a rollforward of the allowances for doubtful accounts for finance and contract receivables for the three months ended April 1, 2017, and April 2, 2016:

	Three Months Ended April 1, 2017		Three Months Ended April 2, 2016
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of year	$48.6	$3.9	$38.2	$4.4
Provision	13.0	1.3	9.3	0.4
Charge-offs	(12.9)	(0.6)	(9.6)	(0.4)
Recoveries	1.7	0.1	1.9	0.1
Currency Translation	0.1	–	0.1	0.1

End of period	$50.5	$4.7	$39.9	$4.6

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 4: Inventories

Inventories by major classification are as follows:

(Amounts in millions)	April 1, 2017	December 31, 2016
Finished goods	$488.6	$467.4
Work in progress	45.0	42.7
Raw materials	96.9	93.6

Total FIFO value	630.5	603.7
Excess of current cost over LIFO cost	(73.7)	(73.2)

Total inventories – net	$556.8	$530.5

Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 59% of total inventories as of both April 1, 2017, and December 31, 2016. The company accounts for its non-U.S. inventory on the FIFO method. As of April 1, 2017, approximately 31% of the company’s U.S. inventory was accounted for using the FIFO method and 69% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three months ended April 1, 2017, or April 2, 2016.

Note 5: Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the three months ended April 1, 2017, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of December 31, 2016	$242.4	$12.5	$640.6	$895.5
Currency translation	7.4	–	5.6	13.0
Acquisitions and related adjustments	0.2	–	(48.9)	(48.7)

Balance as of April 1, 2017	$250.0	$12.5	$597.3	$859.8

Goodwill of $859.8 million as of April 1, 2017, includes (i) $69.0 million, on a preliminary basis, from the acquisition of Car-O-Liner, (ii) $5.0 million from the acquisition of Sturtevant Richmont, and (iii) $8.6 million, on a preliminary basis, from the acquisition of BTC. The preliminary goodwill from the Car-O-Liner acquisition is distributed as follows: $68.1 million in the Repair Systems & Information Group and $0.9 million in the Commercial & Industrial Group. The goodwill from the Sturtevant Richmont acquisition is included in the Commercial & Industrial Group and the preliminary goodwill from the BTC acquisition is included in the Repair Systems & Information Group. See Note 2 for additional information on acquisitions.

Since the purchase accounting valuations for the acquired net assets of Car-O-Liner and BTC were not complete as of April 1, 2017, the allocation of the respective purchase prices and resulting goodwill has been prepared on a preliminary basis and changes to the allocations will occur as fair value estimates of the acquired net assets, including intangible assets, are determined. The company anticipates completing the purchase accounting valuations for both the Car-O-Liner and BTC acquisitions in the second quarter of 2017.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Additional disclosures related to other intangible assets are as follows:

	April 1, 2017		December 31, 2016
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$187.1	$(89.3)	$142.6	$(86.0)
Developed technology	17.8	(17.8)	17.7	(17.7)
Internally developed software	168.8	(122.0)	165.7	(118.3)
Patents	32.3	(21.8)	31.9	(21.5)
Trademarks	2.8	(1.8)	2.8	(1.8)
Other	7.3	(2.3)	7.2	(2.2)

Total	416.1	(255.0)	367.9	(247.5)
Non-amortized trademarks	79.3	–	64.2	–

Total other intangible assets	$495.4	$(255.0)	$432.1	$(247.5)

As of April 1, 2017, the $187.1 million gross carrying value of customer relationships includes, on a preliminary basis, $44.3 million related to the Car-O-Liner acquisition. The $79.3 million gross carrying value of non-amortized trademarks as of April 1, 2017, includes, on a preliminary basis, $14.5 million related to the Car-O-Liner acquisition.

Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of April 1, 2017, the company had no accumulated impairment losses.

The weighted-average amortization periods related to other intangible assets are as follows:

In Years
Customer relationships	16
Internally developed software	3
Patents	8
Trademarks	6
Other	39

Snap-on is amortizing its customer relationships on both an accelerated and straight-line basis over a 16-year weighted-average life; the remaining intangibles are amortized on a straight-line basis. The weighted-average amortization period for all amortizable intangibles on a combined basis is 12 years.

The company’s customer relationships generally have contractual terms of three to five years and are typically renewed without significant cost to the company. The weighted-average 16-year life for customer relationships is based on the company’s historical renewal experience. Intangible asset renewal costs are expensed as incurred.

The aggregate amortization expense was $7.1 million and $6.1 million in the three months ended April 1, 2017, and April 2, 2016, respectively. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $26.9 million in 2017, $24.0 million in 2018, $20.9 million in 2019, $17.1 million in 2020, $14.8 million in 2021, and $10.1 million in 2022.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 6: Exit and Disposal Activities

Snap-on did not record any costs for exit and disposal activities in the three months ended April 1, 2017, and April 2, 2016. The exit and disposal accrual of $1.6 million as of April 1, 2017, is expected to be fully utilized in 2017. Snap-on anticipates funding the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 7: Income Taxes

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 30.7% and 31.0% in the first three months of 2017 and 2016, respectively.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease by a range of zero to $3.4 million. Over the next 12 months, Snap-on anticipates taking certain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase by a range of zero to $1.2 million over the next 12 months for uncertain tax positions expected to be taken in future tax filings.

Note 8: Short-term and Long-term Debt

Short-term and long-term debt as of April 1, 2017, and December 31, 2016, consisted of the following:

(Amounts in millions)	April 1, 2017	December 31, 2016
5.50% unsecured notes due 2017	$–	$150.0
4.25% unsecured notes due 2018	250.0	250.0
6.70% unsecured notes due 2019	200.0	200.0
6.125% unsecured notes due 2021	250.0	250.0
3.25% unsecured notes due 2027	300.0	–
Other debt*	22.6	160.2
	1,022.6	1,010.2

Less: notes payable and current maturities of long-term debt:
Current maturities of long-term debt	(250.0)	(150.0)
Commercial paper borrowings	–	(130.0)
Other notes	(17.2)	(21.4)

	(267.2)	(301.4)

Total long-term debt	$755.4	$708.8

* Includes fair value adjustments related to interest rate swaps, debt discounts and debt issuance costs.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Notes payable and current maturities of long-term debt of $267.2 million as of April 1, 2017, included $250 million of 4.25% unsecured notes that mature on January 15, 2018 (the “2018 Notes”), and $17.2 million of other notes. As of 2016 year end, notes payable and current maturities of long-term debt of $301.4 million included $150 million of unsecured 5.50% notes that were repaid in January 2017 upon maturity, and $130 million of commercial paper borrowings. As of 2016 year end, the 2018 Notes were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the 2016 year-end balance sheet date. No commercial paper borrowings were outstanding as of April 1, 2017.

On February 15, 2017, Snap-on sold, at a discount, $300 million of unsecured 3.25% long-term notes that mature on March 1, 2027 (the “2027 Notes”). Interest on the 2027 Notes accrues at a rate of 3.25% per year and is payable semi-annually beginning September 1, 2017. Snap-on used the $297.8 million of net proceeds from the sale of the 2027 Notes, reflecting $1.9 million of transaction costs, to repay a portion of its then-outstanding commercial paper borrowings and the remainder is being used for general corporate purposes, which may include working capital, capital expenditures and possible acquisitions.

Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of April 1, 2017. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of April 1, 2017, the company’s actual ratios of 0.23 and 0.97 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

As of April 1, 2017, Snap-on had $135.5 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $53.2 million in Swedish kronor, $52.3 million in euros, $42.8 million in British pounds, $10.6 million in Hong Kong dollars, $6.5 million in Singapore dollars, $6.5 million in South Korean won, $4.7 million in Norwegian kroner, and $10.0 million in other currencies, and sell contracts comprised of $15.1 million in Canadian dollars, $14.8 million in Japanese yen, $4.2 million in Australian dollars, $3.8 million in Chinese yuan, $3.6 million in Indian rupees; and $9.6 million in other currencies. As of 2016 year end, Snap-on had $144.4 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $55.0 million in euros, $53.6 million in British pounds, $47.0 million in Swedish kronor, $9.0 million in Hong Kong dollars, $7.0 million in South Korean won, $5.5 million in Singapore dollars, $4.9 million in Mexican pesos, $4.6 million in Norwegian kroner, and $6.4 million in other currencies, and sell contracts comprised of $16.6 million in Japanese yen, $11.8 million in Canadian dollars, $4.4 million in Australian dollars, $4.0 million in Brazilian real, and $11.8 million in other currencies.

Interest Rate Risk Management: Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements (“interest rate swaps”) and treasury lock agreements (“treasury locks”).

Snap-on enters into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100.0 million as of both April 1, 2017, and December 31, 2016.

Snap-on entered into a $250 million treasury lock in November 2016 to manage the potential change in interest rates in anticipation of the possible issuance of fixed rate debt. Treasury locks are accounted for as cash flow hedges. The effective differentials to be paid or received on treasury locks related to the anticipated issuance of fixed rate debt are initially recorded in Accumulated OCI. In the first quarter of 2017, Snap-on settled the $250 million treasury lock in conjunction with the February 2017 issuance of the 2027 Notes. The $14.9 million gain on the settlement of the treasury lock was recorded in Accumulated OCI and is being amortized over the term of the 2027 Notes and recognized as an adjustment to interest expense on the consolidated statements of earnings. As of April 1, 2017, no treasury locks were outstanding. The notional amount of treasury locks outstanding and designated as cash flow hedges as of December 31, 2016, was $250 million.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Stock-based Deferred Compensation Risk Management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of April 1, 2017, Snap-on had equity forwards in place intended to manage market risk with respect to 112,400 shares of Snap-on common stock associated with its deferred compensation plans.

Fair Value Measurements: Snap-on has derivative assets and liabilities related to interest rate swaps, treasury locks, foreign currency forwards and equity forwards that are measured at Level 2 fair value on a recurring basis. The fair value of derivative instruments included within the Condensed Consolidated Balance Sheets as of April 1, 2017, and December 31, 2016, are as follows:

		April 1, 2017		December 31, 2016
(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$8.6	$–	$9.8	$–
Treasury locks	Other assets	–	–	14.3	–

		8.6	–	24.1	–

Derivatives not designated as hedging instruments:
Foreign currency forwards	Prepaid expenses and other assets	$4.9	$–	$4.4	$–
Foreign currency forwards	Other accrued liabilities	–	2.5	–	13.5
Equity forwards	Prepaid expenses and other assets	19.0	–	17.9	–

Total		23.9	2.5	22.3	13.5

Total derivatives instruments		$32.5	$2.5	$46.4	$13.5

As of April 1, 2017, and December 31, 2016, the fair value adjustment to long-term debt related to the interest rate swaps was $8.6 million and $9.8 million, respectively.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. Treasury locks are valued based on the 10-year U.S. treasury interest rate. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Equity forwards are valued using a market approach based primarily on the company’s stock price at the reporting date. The company did not have any derivative assets or liabilities measured at Level 1 or Level 3, nor did it implement any changes in its valuation techniques as of and for the quarter ended April 1, 2017.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The effect of derivative instruments designated as fair value hedges as included in the Condensed Consolidated Statements of Earnings is as follows:

		Effective Portion of Gain Recognized in Income Three Months Ended
(Amounts in millions)	Statement of Earnings Presentation	April 1, 2017	April 2, 2016
Derivatives designated as fair value hedges:
Interest rate swaps	Interest expense	$0.7	$0.7

The effect of derivative instruments designated as cash flow hedges as included in Accumulated OCI on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Earnings is as follows:

	Effective Portion of Gain Recognized in Accumulated OCI Three Months Ended		Statement of Earnings Presentation	Effective Portion of Gain Reclassified from Accumulated OCI into Income Three Months Ended
(Amounts in millions)	April 1, 2017	April 2, 2016		April 1, 2017	April 2, 2016
Derivatives designated as cash flow hedges:
Treasury locks	$6.1	$–	Interest expense	$0.3	$0.1

The effects of derivative instruments not designated as hedging instruments as included in the Condensed Consolidated Statements of Earnings are as follows:

		Gain / (Loss) Recognized in Income Three Months Ended
(Amounts in millions)	Statement of Earnings Presentation	April 1, 2017	April 2, 2016
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other income (expense) – net	$(9.9)	$0.8
Equity forwards	Operating expenses	(0.2)	(0.6)

Snap-on’s foreign currency forwards are typically not designated as hedges for financial reporting purposes. The fair value changes of foreign currency forwards not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. The $9.9 million derivative loss recognized in the first quarter of 2017 was partially offset by transaction gains on net exposures of $8.2 million, resulting in a net foreign exchange loss of $1.7 million. The $0.8 million derivative gain recognized in the first quarter of 2016 was more than offset by transaction losses on net exposures of $1.7 million, resulting in a net foreign exchange loss of $0.9 million. The resulting net foreign exchange losses are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 15 for additional information on “Other income (expense) – net.”

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on’s equity forwards are not designated as hedges for financial reporting purposes. Fair value changes of both the equity forwards and related stock-based (mark-to-market) deferred compensation liabilities are reported in “Operating expenses” on the accompanying Condensed Consolidated Statements of Earnings. The $0.2 million derivative loss recognized in the first quarter of 2017 was offset by a mark-to-market deferred compensation benefit of $0.2 million. The $0.6 million derivative loss recognized in the first quarter of 2016 was more than offset by a mark-to-market deferred compensation benefit of $1.0 million.

As of April 1, 2017, the maximum maturity date of any fair value hedge was four years. During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $1.1 million after tax at the time the underlying hedge transactions are realized.

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

Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	April 1, 2017		December 31, 2016
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,451.0	$1,684.3	$1,407.0	$1,631.2
Contract receivables – net	377.1	414.0	374.8	409.7

Long-term debt, notes payable and current maturities of long-term debt	1,022.6	1,035.5	1,010.2	1,076.7

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

•

The fair value of all other financial instruments including trade and other accounts receivable, accounts payable and other financial instruments, approximates such instruments’ carrying value due to their short-term nature.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Pension Plans

Snap-on’s net periodic pension cost included the following components:

	Three Months Ended
(Amounts in millions)	April 1, 2017	April 2, 2016
Service cost	$5.9	$4.9
Interest cost	14.0	14.0
Expected return on plan assets	(20.1)	(19.7)
Amortization of unrecognized loss	6.9	7.2
Amortization of prior service credit	(0.3)	(0.3)

Net periodic pension cost	$6.4	$6.1

Snap-on intends to make contributions of $7.1 million to its foreign pension plans and $2.3 million to its domestic pension plans in 2017, as required by law. In the first three months of 2017, Snap-on made $15.3 million of cash contributions to its domestic pension plans consisting of (i) $15.0 million of discretionary contributions; and (ii) $0.3 million of required contributions. Depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in 2017.

Note 11: Postretirement Health Care Plans

Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended
(Amounts in millions)	April 1, 2017	April 2, 2016
Interest cost	$0.5	$0.6
Expected return on plan assets	(0.2)	(0.2)
Amortization of unrecognized gain	(0.1)	(0.1)

Net periodic postretirement health care cost	$0.2	$0.3

Note 12: Stock-based Compensation and Other Stock Plans

The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan will continue until exercised, vested, forfeited or expired. As of April 1, 2017, the 2011 Plan had 3,197,001 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.

Net stock-based compensation expense was $7.4 million and $5.8 million for the three months ended April 1, 2017, and April 2, 2016, respectively. Cash received from stock purchase and option plan exercises during the three months ended April 1, 2017, and April 2, 2016, was $14.1 million and $9.9 million, respectively. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $9.0 million and $10.2 million for the three months ended April 1, 2017, and April 2, 2016, respectively.

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

The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three months ended April 1, 2017, and April 2, 2016, using the Black-Scholes valuation model:

	Three Months Ended
	April 1, 2017	April 2, 2016
Expected term of option (in years)	5.15	5.05
Expected volatility factor	22.01%	22.17%
Expected dividend yield	1.63%	1.77%
Risk-free interest rate	1.78%	1.04%

A summary of stock option activity as of and for the three months ended April 1, 2017, is presented below:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	3,011	$100.78
Granted	655	168.71
Exercised	(158)	89.58
Forfeited or expired	(2)	139.82

Outstanding at April 1, 2017	3,506	113.95	7.0	$191.9

Exercisable at April 1, 2017	2,227	90.49	5.8	174.1

* Weighted-average

The weighted-average grant date fair value of options granted during the three months ended April 1, 2017, and April 2, 2016, was $31.13 and $22.99, respectively. The intrinsic value of options exercised during the three months ended April 1, 2017, and April 2, 2016, was $13.2 million and $12.4 million, respectively. The fair value of stock options vested was $14.0 million and $12.7 million during the three months ended April 1, 2017, and April 2, 2016, respectively.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of April 1, 2017, there was $33.0 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.

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

The fair value of performance awards is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of performance awards granted during the three months ended April 1, 2017, and April 2, 2016, was $168.70 and $138.03, respectively. Performance share units related to 60,980 shares and 94,186 shares were paid out during the three months ended April 1, 2017, and April 2, 2016, respectively. Earned performance share units are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).

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

Changes to the company’s non-vested performance awards during the three months ended April 1, 2017, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at December 31, 2016	207	$141.94
Granted	77	168.70
Vested	–	–
Cancellations and other	(9)	141.13

Non-vested performance awards at April 1, 2017	275	149.36

* Weighted-average

As of April 1, 2017, there was $22.8 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 2.1 years.

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

The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the three months ended April 1, 2017, and April 2, 2016, using the Black-Scholes valuation model:

	Three Months Ended
	April 1, 2017	April 2, 2016
Expected term of stock-settled SARs (in years)	3.99	4.03
Expected volatility factor	19.39%	20.09%
Expected dividend yield	1.46%	1.66%
Risk-free interest rate	1.55%	1.11%

Changes to the company’s stock-settled SARs during the three months ended April 1, 2017, are as follows:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	303	$125.38
Granted	100	168.73
Exercised	(7)	104.35
Forfeited or expired	(17)	121.92

Outstanding at April 1, 2017	379	137.42	8.3	$11.8

Exercisable at April 1, 2017	182	118.74	7.3	9.1

* Weighted-average

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The weighted-average grant date fair value of stock-settled SARs granted during the three months ended April 1, 2017, and April 2, 2016, was $24.13 and $19.47, respectively. The intrinsic value of stock-settled SARs exercised during the three months ended April 1, 2017, and April 2, 2016, was $0.5 million and $0.4 million, respectively. The fair value of stock-settled SARs vested was $2.1 million during both the three months ended April 1, 2017, and April 2, 2016.

As of April 1, 2017, there was $4.2 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.

The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the three months ended April 1, 2017, and April 2, 2016, using the Black-Scholes valuation model:

	Three Months Ended
	April 1, 2017	April 2, 2016
Expected term of cash-settled SARs (in years)	3.90	3.92
Expected volatility factor	19.27%	20.07%
Expected dividend yield	1.55%	1.65%
Risk-free interest rate	1.50%	0.90%

The intrinsic value of cash-settled SARs exercised during the three months ended April 1, 2017, and April 2, 2016, was $0.6 million and $0.5 million, respectively. The fair value of cash-settled SARs vested during both the three months ended April 1, 2017, and April 2, 2016, was $0.2 million.

Changes to the company’s non-vested cash-settled SARs during the three months ended April 1, 2017, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at December 31, 2016	7	$40.83
Granted	1	23.81
Vested	(3)	42.16

Non-vested cash-settled SARs at April 1, 2017	5	32.33

* Weighted-average

As of April 1, 2017, there was $0.2 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.9 years.

Restricted Stock Awards – Non-employee Directors

The company awarded 6,966 shares and 6,600 shares of restricted stock to non-employee directors in the first quarters of 2017 and 2016, respectively. The fair value of the restricted stock awards is expensed over a one year vesting period based on the fair value on the date of grant. All restrictions for the restricted stock generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Employee Stock Purchase Plan

Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. There were no share issuances under this plan for the three months ended April 1, 2017, and April 2, 2016. As of April 1, 2017, there were 780,563 shares reserved for issuance under this plan and Snap-on held participant contributions of approximately $3.8 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Compensation expense for plan participants was zero for the three months ended April 1, 2017, and a benefit of $0.2 million for the three months ended April 2, 2016.

Franchisee Stock Purchase Plan

All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. There were no share issuances under this plan for the three months ended April 1, 2017, and April 2, 2016. As of April 1, 2017, there were 613,469 shares reserved for issuance under this plan and Snap-on held participant contributions of approximately $6.5 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Expense for plan participants was zero for the three months ended April 1, 2017, and a benefit of $0.5 million for the three months ended April 2, 2016.

Note 13: Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
Weighted-average common shares outstanding	57,940,664	58,112,510
Effect of dilutive securities	1,383,806	1,339,764

Weighted-average common shares outstanding, assuming dilution	59,324,470	59,452,274

The dilutive effect of the potential exercise of outstanding options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of April 1, 2017, and April 2, 2016, there were 3,000 and 1,600 awards outstanding, respectively, that were anti-dilutive. Performance-based equity awards do not affect the diluted earnings per share calculation until it is determined that the applicable performance metrics have been met.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on’s product warranty accrual activity for the three months ended April 1, 2017, and April 2, 2016, is as follows:

	Three Months Ended
(Amounts in millions)	April 1, 2017	April 2, 2016
Warranty reserve:
Beginning of year	$16.0	$16.4
Additions	3.7	3.0
Usage	(2.6)	(2.9)

End of period	$17.1	$16.5

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results of these legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 15: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended
(Amounts in millions)	April 1, 2017	April 2, 2016
Interest income	$0.1	$0.1
Net foreign exchange loss	(1.7)	(0.9)
Other	(0.1)	0.1

Total other income (expense) – net	$(1.7)	$(0.7)

Note 16: Accumulated Other Comprehensive Income (Loss)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended April 1, 2017:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 31, 2016	$(217.7)	$9.2	$(290.0)	$(498.5)
Other comprehensive income before reclassifications	38.1	6.1	–	44.2
Amounts reclassified from Accumulated OCI	–	(0.3)	4.2	3.9

Net other comprehensive income	38.1	5.8	4.2	48.1

Balance as of April 1, 2017	$(179.6)	$15.0	$(285.8)	$(450.4)

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended April 2, 2016:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of January 2, 2016	$(118.5)	$0.7	$(246.4)	$(364.2)
Other comprehensive income before reclassifications	19.9	–	–	19.9
Amounts reclassified from Accumulated OCI	–	(0.1)	4.3	4.2

Net other comprehensive income (loss)	19.9	(0.1)	4.3	24.1

Balance as of April 2, 2016	$(98.6)	$0.6	$(242.1)	$(340.1)

The reclassifications out of Accumulated OCI for the three months ended April 1, 2017, and April 2, 2016, are as follows:

	Amounts Reclassified from Accumulated OCI Three Months Ended
Details about Accumulated OCI Components	April 1, 2017	April 2, 2016	Statement of Earnings Presentation

(Amounts in millions)
Gains on cash flow hedges:
Treasury locks	$0.3	$0.1	Interest expense
Income tax expense	–	–	Income tax expense

Net of tax	0.3	0.1

Amortization of net unrecognized losses and prior service credits	(6.5)	(6.8)	See footnote below*
Income tax benefit	2.3	2.5	Income tax expense

Net of tax	(4.2)	(4.3)

Total reclassifications for the period, net of tax	$(3.9)	$(4.2)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 10 and Note 11 for further information.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Financial Data by Segment:

	Three Months Ended
(Amounts in millions)	April 1, 2017	April 2, 2016
Net sales:
Commercial & Industrial Group	$298.7	$287.0
Snap-on Tools Group	409.4	402.5
Repair Systems & Information Group	318.8	278.8

Segment net sales	1,026.9	968.3
Intersegment eliminations	(139.8)	(134.1)

Total net sales	$887.1	$834.2
Financial Services revenue	76.8	66.3

Total revenues	$963.9	$900.5

Operating earnings:
Commercial & Industrial Group	$41.6	$41.1
Snap-on Tools Group	70.3	66.7
Repair Systems & Information Group	78.7	69.0
Financial Services	52.5	47.0

Segment operating earnings	243.1	223.8
Corporate	(21.1)	(21.4)

Operating earnings	$222.0	$202.4
Interest expense	(12.7)	(13.1)
Other income (expense) – net	(1.7)	(0.7)

Earnings before income taxes and equity earnings	$207.6	$188.6

(Amounts in millions)	April 1, 2017	December 31, 2016
Assets:
Commercial & Industrial Group	$931.1	$907.1
Snap-on Tools Group	687.9	668.1
Repair Systems & Information Group	1,247.2	1,211.0
Financial Services	1,836.3	1,789.7

Total assets from reportable segments	$4,702.5	$4,575.9
Corporate	238.6	212.3
Elimination of intersegment receivables	(63.3)	(65.0)

Total assets	$4,877.8	$4,723.2

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements:

Statements in this document that are not historical facts, including statements that (i) are in the future tense; (ii) include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on Incorporated (“Snap-on” or “the company”) or its management; (iii) are specifically identified as forward-looking; or (iv) describe Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, as well as those factors discussed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which are incorporated herein by reference, could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain value through its Snap-on Value Creation Processes, including its ability to realize efficiencies and savings from its rapid continuous improvement and other cost reduction initiatives, improve workforce productivity, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues. These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby help improve their sales and profitability, introduce successful new products, successfully pursue, complete and integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the effects of external negative factors, including adverse developments in world financial markets, weakness in certain areas of the global economy (including as a result of the United Kingdom’s pending exit from the European Union), and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, changes in tax rates, rules and regulations, and the impact of energy and raw material supply and pricing, including steel and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and its ongoing implementation or reform), continuing and potentially increasing required contributions to pension and postretirement plans, the impacts of non-strategic business and/or product line rationalizations, and the effects on business as a result of new legislation, regulations or government-related developments or issues, risks associated with data security and technological systems and protections, and other world or local events outside Snap-on’s control, including terrorist disruptions. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

RESULTS OF OPERATIONS

Results of operations for the three months ended April 1, 2017, and April 2, 2016, are as follows:

	Three Months Ended
(Amounts in millions)	April 1, 2017		April 2, 2016		Change
Net sales	$887.1	100.0%	$834.2	100.0%	$52.9	6.3%
Cost of goods sold	(439.1)	-49.5%	(418.9)	-50.2%	(20.2)	-4.8%

Gross profit	448.0	50.5%	415.3	49.8%	32.7	7.9%
Operating expenses	(278.5)	-31.4%	(259.9)	-31.2%	(18.6)	-7.2%

Operating earnings before financial services	169.5	19.1%	155.4	18.6%	14.1	9.1%

Financial services revenue	76.8	100.0%	66.3	100.0%	10.5	15.8%
Financial services expenses	(24.3)	-31.6%	(19.3)	-29.1%	(5.0)	-25.9%

Operating earnings from financial services	52.5	68.4%	47.0	70.9%	5.5	11.7%

Operating earnings	222.0	23.0%	202.4	22.5%	19.6	9.7%
Interest expense	(12.7)	-1.3%	(13.1)	-1.5%	0.4	3.1%
Other income (expense) – net	(1.7)	-0.2%	(0.7)	-0.1%	(1.0)	NM

Earnings before income taxes and equity earnings	207.6	21.5%	188.6	20.9%	19.0	10.1%
Income tax expense	(62.6)	-6.5%	(57.6)	-6.4%	(5.0)	-8.7%

Earnings before equity earnings	145.0	15.0%	131.0	14.5%	14.0	10.7%
Equity earnings, net of tax	0.1	0.1%	0.3	0.1%	(0.2)	NM

Net earnings	145.1	15.1%	131.3	14.6%	13.8	10.5%
Net earnings attributable to noncontrolling interests	(3.5)	-0.4%	(3.0)	-0.4%	(0.5)	-16.7%

Net earnings attributable to Snap-on Inc.	$141.6	14.7%	$128.3	14.2%	$13.3	10.4%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $887.1 million in the first quarter of 2017 increased $52.9 million, or 6.3%, from 2016 levels, reflecting a $33.4 million, or 4.1%, increase in organic sales (a non-GAAP financial measure that excludes acquisition-related sales and the impact of foreign currency translation) and $29.1 million of acquisition-related sales, partially offset by $9.6 million of unfavorable foreign currency translation. Snap-on has significant international operations and is subject to risks inherent with foreign operations, including foreign currency translation fluctuations.

References in this report to “organic sales” refer to sales from continuing operations calculated in accordance with GAAP, adjusted to exclude acquisition-related sales and the impact of foreign currency translation. Management evaluates the company’s sales performance based on organic sales growth, which primarily reflects growth from the company’s existing businesses as a result of increased output, customer base and geographic expansion, new product development and/or pricing, and excludes sales contributions from acquired operations the company did not own as of the comparable prior-year reporting period. The company’s organic sales disclosures also exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying growth trends in our businesses and facilitating comparisons of our sales performance with prior periods.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Gross profit of $448.0 million in the first quarter of 2017 compared to $415.3 million last year. Gross margin (gross profit as a percentage of net sales) of 50.5% in the quarter improved 70 basis points (100 basis points (“bps”) equals 1.0 percent) from 49.8% last year primarily due to benefits from higher sales and savings from the company’s “Rapid Continuous Improvement” or “RCI initiatives,” partially offset by 10 bps of unfavorable foreign currency effects.

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

Operating expenses of $278.5 million in the first quarter of 2017 compared to $259.9 million last year. The operating expense margin (operating expenses as a percentage of net sales) of 31.4% in the first quarter of 2017 increased 20 bps from 31.2% last year as 50 bps of operating expenses for acquisitions and 10 bps of unfavorable foreign currency effects were partially offset by benefits from sales volume leverage.

Operating earnings before financial services of $169.5 million in the first quarter of 2017, including $3.8 million of unfavorable foreign currency effects, increased $14.1 million, or 9.1%, as compared to $155.4 million last year. As a percentage of net sales, operating earnings before financial services of 19.1% in the quarter increased 50 bps from 18.6% last year.

Financial services revenue of $76.8 million in the first quarter of 2017 compared to revenue of $66.3 million last year. Financial services operating earnings of $52.5 million in the first quarter of 2017, including $0.3 million of unfavorable foreign currency effects, increased $5.5 million, or 11.7%, as compared to $47.0 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.

Operating earnings of $222.0 million in the first quarter of 2017, including $4.1 million of unfavorable foreign currency effects, increased $19.6 million, or 9.7%, from $202.4 million last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 23.0% in the quarter improved 50 bps from 22.5% last year.

Interest expense of $12.7 million in the first quarter of 2017 decreased $0.4 million from $13.1 million last year. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was expense of $1.7 million and $0.7 million in the first quarters of 2017 and 2016, respectively. Other income (expense) – net primarily reflects net losses and gains associated with hedging and currency exchange rate transactions, and interest income. See Note 15 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s first quarter effective income tax rate on earnings attributable to Snap-on was 30.7% in 2017 and 31.0% in 2016. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on of $141.6 million, or $2.39 per diluted share, in the first quarter of 2017 increased $13.3 million, or $0.23 per diluted share, from 2016 levels. Net earnings attributable to Snap-on in the first quarter of 2016 were $128.3 million or $2.16 per diluted share.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Recent Acquisitions

In late 2016 and early 2017, the company completed the following three acquisitions that affect the comparability of fiscal 2016 and 2017 information:

On January 30, 2017, Snap-on acquired BTC Global Limited (“BTC”) for a preliminary cash purchase price of $9.2 million. BTC, based in Crewe, U.K., designs and implements automotive vehicle inspection and management software for original equipment manufacturer (“OEM”) franchise repair shops. For segment reporting purposes, the results of operations and assets of BTC have been included in the Repair Systems & Information Group since the acquisition date.

On November 16, 2016, Snap-on acquired Ryeson Corporation (d/b/a Sturtevant Richmont) for a cash purchase price of $13.0 million (or $12.6 million, net of cash acquired), which reflects a $0.1 million working capital adjustment finalized in the first quarter of 2017. Sturtevant Richmont designs, manufactures and distributes mechanical and electronic torque wrenches as well as wireless torque error proofing systems for a variety of industrial applications. For segment reporting purposes, the results of operations and assets of Sturtevant Richmont have been included in the Commercial & Industrial Group since the acquisition date.

On October 31, 2016, Snap-on acquired Car-O-Liner Holding AB (“Car-O-Liner”) for a cash purchase price of $152.0 million (or $148.1 million, net of cash acquired), which reflects a $0.2 million working capital adjustment finalized in the first quarter of 2017. Car-O-Liner designs and manufactures collision repair equipment, and information and truck alignment systems. For segment reporting purposes, substantially all of Car-O-Liner’s results of operations and assets have been included in the Repair Systems & Information Group since the acquisition date, with the remaining portions included in the Commercial & Industrial Group.

Pro forma financial information has not been presented for any of these acquisitions as the net effects, individually and collectively, were neither significant nor material to Snap-on’s results of operations or financial position.

Exit and Disposal Activities

Snap-on did not record any costs for exit and disposal activities in the first quarters of 2017 and 2016. See Note 6 to the Condensed Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	April 1, 2017		April 2, 2016		Change
External net sales	$225.6	75.5%	$214.5	74.7%	$11.1	5.2%
Intersegment net sales	73.1	24.5%	72.5	25.3%	0.6	0.8%

Segment net sales	298.7	100.0%	287.0	100.0%	11.7	4.1%
Cost of goods sold	(182.1)	-61.0%	(176.5)	-61.5%	(5.6)	-3.2%

Gross profit	116.6	39.0%	110.5	38.5%	6.1	5.5%
Operating expenses	(75.0)	-25.1%	(69.4)	-24.2%	(5.6)	-8.1%

Segment operating earnings	$41.6	13.9%	$41.1	14.3%	$0.5	1.2%

Segment net sales of $298.7 million in the first quarter of 2017 increased $11.7 million, or 4.1%, from 2016 levels, reflecting an $8.6 million, or 3.0%, organic sales gain and $7.8 million of acquisition-related sales, partially offset by $4.7 million of unfavorable foreign currency translation. The organic sales increase primarily includes a mid single-digit gain in the segment’s European-based hand tools business and a low single-digit increase in sales to customers in critical industries.

Segment gross profit of $116.6 million in the first quarter of 2017 compared to $110.5 million last year. Gross margin of 39.0% in the quarter improved 50 bps from 38.5% last year primarily due to favorable foreign currency effects, partially offset by a 10 bps impact from acquisitions.

Segment operating expenses of $75.0 million in the first quarter of 2017 compared to $69.4 million last year. The operating expense margin of 25.1% in the quarter increased 90 bps from 24.2% last year primarily due to increased costs, including higher costs for research and engineering activities, and 20 bps of operating expenses for acquisitions.

As a result of these factors, segment operating earnings of $41.6 million in the first quarter of 2017, including $0.9 million of favorable foreign currency effects, increased $0.5 million from 2016 levels. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 13.9% in the first quarter of 2017 decreased 40 bps from 14.3% last year.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	April 1, 2017		April 2, 2016		Change
Segment net sales	$409.4	100.0%	$402.5	100.0%	$6.9	1.7%
Cost of goods sold	(232.3)	-56.7%	(229.3)	-57.0%	(3.0)	-1.3%

Gross profit	177.1	43.3%	173.2	43.0%	3.9	2.3%
Operating expenses	(106.8)	-26.1%	(106.5)	-26.4%	(0.3)	-0.3%

Segment operating earnings	$70.3	17.2%	$66.7	16.6%	$3.6	5.4%

Segment net sales of $409.4 million in the first quarter of 2017 increased $6.9 million, or 1.7%, from 2016 levels, reflecting a $10.1 million, or 2.5%, organic sales gain partially offset by $3.2 million of unfavorable foreign currency translation. The organic sales increase includes a low single-digit gain in the company’s U.S. franchise operations and a high single-digit increase in the company’s international franchise operations.

Segment gross profit of $177.1 million in the first quarter of 2017 compared to $173.2 million last year. Gross margin of 43.3% in the quarter improved 30 bps from 43.0% last year primarily due to benefits from higher sales and savings from RCI initiatives, partially offset by 60 bps of unfavorable foreign currency effects.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Segment operating expenses of $106.8 million in the first quarter of 2017 compared to $106.5 million last year. The operating expense margin of 26.1% in the quarter improved 30 bps from 26.4% last year primarily due to sales volume leverage.

As a result of these factors, segment operating earnings of $70.3 million in the first quarter of 2017, including $3.7 million of unfavorable foreign currency effects, increased $3.6 million from 2016 levels. Operating margin for the Snap-on Tools Group of 17.2% in the first quarter of 2017 improved 60 bps from 16.6% last year.

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	April 1, 2017		April 2, 2016		Change
External net sales	$252.1	79.1%	$217.2	77.9%	$34.9	16.1%
Intersegment net sales	66.7	20.9%	61.6	22.1%	5.1	8.3%

Segment net sales	318.8	100.0%	278.8	100.0%	40.0	14.3%
Cost of goods sold	(164.5)	-51.6%	(147.2)	-52.8%	(17.3)	-11.8%

Gross profit	154.3	48.4%	131.6	47.2%	22.7	17.2%
Operating expenses	(75.6)	-23.7%	(62.6)	-22.5%	(13.0)	-20.8%

Segment operating earnings	$78.7	24.7%	$69.0	24.7%	$9.7	14.1%

Segment net sales of $318.8 million in the first quarter of 2017 increased $40.0 million, or 14.3%, from 2016 levels, reflecting a $21.6 million, or 7.8%, organic sales gain and $21.3 million of acquisition-related sales, partially offset by $2.9 million of unfavorable foreign currency translation. The organic sales increase reflects high single-digit gains in both sales of undercar equipment and sales of diagnostic and repair information products to independent repair shop owners and managers, as well as a high single-digit increase in sales to OEM dealerships.

Segment gross profit of $154.3 million in the first quarter of 2017 compared to $131.6 million last year. Gross margin of 48.4% in the quarter improved 120 bps from 47.2% last year primarily due to benefits from higher sales and savings from RCI initiatives, and 70 bps of benefit from acquisitions.

Segment operating expenses of $75.6 million in the first quarter of 2017 compared to $62.6 million last year. The operating expense margin of 23.7% in the quarter increased 120 bps from 22.5% last year primarily due to 210 bps of impact from acquisitions, partially offset by benefits from sales volume leverage.

As a result of these factors, segment operating earnings of $78.7 million in the first quarter of 2017, including $1.0 million of unfavorable foreign currency effects, increased $9.7 million from 2016 levels. Operating margin for the Repair Systems & Information Group was 24.7% in both the first quarters of 2017 and 2016.

Financial Services

	Three Months Ended
(Amounts in millions)	April 1, 2017		April 2, 2016		Change
Financial services revenue	$76.8	100.0%	$66.3	100.0%	$10.5	15.8%
Financial services expenses	(24.3)	-31.6%	(19.3)	-29.1%	(5.0)	-25.9%

Segment operating earnings	$52.5	68.4%	$47.0	70.9%	$5.5	11.7%

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Financial services revenue of $76.8 million in the first quarter of 2017 increased $10.5 million, or 15.8%, from $66.3 million last year primarily due to continued growth of the company’s financial services portfolio and $0.1 million of increased revenue from higher average yields on finance receivables, partially offset by $0.2 million of decreased revenue from lower average yields on contract receivables. In the first quarters of 2017 and 2016, the respective average yield on finance receivables was 18.0% and 17.9%, and the respective average yield on contract receivables was 9.3% and 9.5%. Originations were $264.6 million in both the first quarters of 2017 and 2016.

Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the financial services portfolio than they are on the revenue of the segment. Financial services expenses of $24.3 million in the first quarter of 2017 increased $5.0 million from $19.3 million last year primarily due to changes in both the size of the portfolio and in the provisions for credit losses. As a percentage of the average financial services portfolio, financial services expenses were 1.3% and 1.2% in the respective first quarters of 2017 and 2016.

Financial services operating earnings of $52.5 million in the first quarter of 2017, including $0.3 million of unfavorable foreign currency effects, increased $5.5 million, or 11.7%, from 2016 levels.

See Note 3 to the Condensed Consolidated Financial Statements for further information on financial services.

Corporate

Snap-on’s first quarter 2017 general corporate expenses of $21.1 million compared to $21.4 million last year.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the three months ended April 1, 2017, and April 2, 2016, is as follows:

	Operations*		Financial Services
(Amounts in millions)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales	$887.1	$834.2	$–	$–
Cost of goods sold	(439.1)	(418.9)	–	–

Gross profit	448.0	415.3	–	–
Operating expenses	(278.5)	(259.9)	–	–

Operating earnings before financial services	169.5	155.4	–	–

Financial services revenue	–	–	76.8	66.3
Financial services expenses	–	–	(24.3)	(19.3)

Operating earnings from financial services	–	–	52.5	47.0

Operating earnings	169.5	155.4	52.5	47.0
Interest expense	(12.6)	(13.0)	(0.1)	(0.1)
Intersegment interest income (expense) – net	17.5	17.3	(17.5)	(17.3)
Other income (expense) – net	(1.7)	(0.7)	–	–

Earnings before income taxes and equity earnings	172.7	159.0	34.9	29.6
Income tax expense	(49.7)	(46.7)	(12.9)	(10.9)

Earnings before equity earnings	123.0	112.3	22.0	18.7
Financial services – net earnings attributable to Snap-on	22.0	18.7	–	–
Equity earnings, net of tax	0.1	0.3	–	–

Net earnings	145.1	131.3	22.0	18.7
Net earnings attributable to noncontrolling interests	(3.5)	(3.0)	–	–

Net earnings attributable to Snap-on	$141.6	$128.3	$22.0	$18.7

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheet information as of April 1, 2017, and December 31, 2016, is as follows:

	Operations*		Financial Services
(Amounts in millions)	April 1, 2017	December 31, 2016	April 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$123.0	$77.5	$–	$0.1
Intersegment receivables	18.0	15.0	–	–
Trade and other accounts receivable – net	607.3	598.2	0.8	0.6
Finance receivables – net	–	–	484.7	472.5
Contract receivables – net	8.0	7.9	76.5	80.2
Inventories – net	556.8	530.5	–	–
Prepaid expenses and other assets	122.6	122.4	1.5	1.1

Total current assets	1,435.7	1,351.5	563.5	554.5

Property and equipment – net	435.9	423.8	1.6	1.4
Investment in Financial Services	294.5	288.7	–	–
Deferred income tax assets	44.4	49.1	23.6	23.7
Intersegment long-term notes receivable	467.3	584.7	–	–
Long-term finance receivables – net	–	–	966.3	934.5
Long-term contract receivables – net	11.4	11.2	281.2	275.5
Goodwill	859.8	895.5	–	–
Other intangibles – net	240.4	184.6	–	–
Other assets	47.3	47.9	0.1	0.1

Total assets	$3,836.7	$3,837.0	$1,836.3	$1,789.7

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Non-GAAP Supplemental Consolidating Data – Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	April 1, 2017	December 31, 2016	April 1, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$17.2	$151.4	$250.0	$150.0
Accounts payable	188.8	170.3	1.1	0.6
Intersegment payables	–	–	18.0	15.0
Accrued benefits	52.5	52.8	–	–
Accrued compensation	60.1	85.7	1.4	4.1
Franchisee deposits	66.1	66.7	–	–
Other accrued liabilities	307.8	292.1	33.6	22.8

Total current liabilities	692.5	819.0	304.1	192.5

Long-term debt and intersegment long-term debt	–	–	1,222.7	1,293.5
Deferred income tax liabilities	24.4	13.1	–	–
Retiree health care benefits	35.9	36.7	–	–
Pension liabilities	230.7	246.5	–	–
Other long-term liabilities	87.4	86.5	15.0	15.0

Total liabilities	1,070.9	1,201.8	1,541.8	1,501.0

Total shareholders’ equity attributable to Snap-on Inc.	2,747.7	2,617.2	294.5	288.7
Noncontrolling interests	18.1	18.0	–	–

Total equity	2,765.8	2,635.2	294.5	288.7

Total liabilities and equity	$3,836.7	$3,837.0	$1,836.3	$1,789.7

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations and collections of finance receivables, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for scheduled debt repayments (including the repayment of $250 million of unsecured 4.25% notes, due January 15, 2018 (the “2018 Notes”)), payments of interest and dividends, new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise. Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on April 14, 2017, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.

As of April 1, 2017, working capital (current assets less current liabilities) of $1,002.6 million increased $108.1 million from $894.5 million as of December 31, 2016 (fiscal 2016 year end), primarily due to a $45.4 million increase in cash and cash equivalents, a $34.2 million net decrease in notes payable and current maturities of long-term debt, and the other net changes in working capital discussed below.

The following represents the company’s working capital position as of April 1, 2017, and December 31, 2016:

(Amounts in millions)	April 1, 2017	December 31, 2016
Cash and cash equivalents	$123.0	$77.6
Trade and other accounts receivable – net	608.1	598.8
Finance receivables – net	484.7	472.5
Contract receivables – net	84.5	88.1
Inventories – net	556.8	530.5
Prepaid expenses and other assets	117.0	116.5

Total current assets	1,974.1	1,884.0

Notes payable and current maturities of long-term debt	(267.2)	(301.4)
Accounts payable	(189.9)	(170.9)
Other current liabilities	(514.4)	(517.2)

Total current liabilities	(971.5)	(989.5)

Working capital	$1,002.6	$894.5

Cash and cash equivalents of $123.0 million as of April 1, 2017, increased $45.4 million from 2016 year-end levels primarily due to (i) $297.8 million of net proceeds from the February 15, 2017 issuance of $300 million of unsecured 3.25% notes that mature on March 1, 2027 (the “2027 Notes”); (ii) $192.4 million of cash generated from operations, including $14.9 million of cash proceeds from the settlement of a treasury lock; (iii) $173.8 million of cash from collections of finance receivables; and (iv) $14.1 million of cash proceeds from stock purchase and option plan exercises. These increases in cash and cash equivalents were partially offset by (i) the funding of $227.0 million of new finance receivables; (ii) the January 2017 repayment of $150 million of long-term notes at maturity (the “2017 Notes”); (iii) the net repayment of $135.7 million of other short-term borrowings; (iv) dividend payments to shareholders of $41.2 million; (v) the repurchase of 210,000 shares of the company’s common stock for $35.8 million; (vi) the funding of $18.6 million of capital expenditures; and (vii) the funding of $9.5 million for acquisitions.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Of the $123.0 million of cash and cash equivalents as of April 1, 2017, $66.2 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. The repatriation of cash from certain foreign subsidiaries could have adverse net tax consequences on the company should Snap-on be required to pay and record U.S. income taxes and foreign withholding taxes on such funds. Alternatively, the repatriation of cash from certain other foreign subsidiaries could result in favorable net tax consequences for the company. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it does not incur unfavorable net tax consequences.

Trade and other accounts receivable – net of $608.1 million as of April 1, 2017, increased $9.3 million from 2016 year-end levels primarily due to $8.4 million of foreign currency translation. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 63 days at both April 1, 2017, and December 31, 2016.

The current portions of net finance and contract receivables of $569.2 million as of April 1, 2017, compared to $560.6 million at 2016 year end. The long-term portions of net finance and contract receivables of $1,258.9 million as of April 1, 2017, compared to $1,221.2 million at 2016 year end. The combined $46.3 million increase in net current and long-term finance and contract receivables over 2016 year-end levels is primarily due to continued growth of the company’s financial services portfolio and $5.4 million of foreign currency translation.

Inventories – net of $556.8 million as of April 1, 2017, increased $26.3 million from 2016 year-end levels primarily to support continued higher customer demand and new product introductions, as well as due to $8.5 million of foreign currency translation. As of both April 1, 2017, and December 31, 2016, inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 3.3 turns. Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 59% of total inventories as of both April 1, 2017, and December 31, 2016. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $73.7 million and $73.2 million as of April 1, 2017, and December 31, 2016, respectively.

Notes payable and current maturities of long-term debt of $267.2 million as of April 1, 2017, included $250 million of the 2018 Notes and $17.2 million of other notes. As of 2016 year end, notes payable and current maturities of long-term debt of $301.4 million included $150 million of the 2017 Notes, $130 million of commercial paper borrowings and $21.4 million of other notes. As of 2016 year end, the 2018 Notes were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the 2016 year-end balance sheet date. No commercial paper borrowings were outstanding as of April 1, 2017.

Accounts payable of $189.9 million as of April 1, 2017, increased $19.0 million from 2016 year-end levels primarily due to the timing of payments and $1.9 million of foreign currency translation.

Other accrued liabilities of $334.3 million as of April 1, 2017, increased $26.4 million from 2016 year-end levels primarily due to higher income tax accruals and $3.4 million of foreign currency translation.

Long-term debt of $755.4 million as of April 1, 2017, consisted of (i) $200 million of unsecured 6.70% notes that mature in 2019; (ii) $250 million of unsecured 6.125% notes that mature in 2021; (iii) $300 million of the 2027 Notes; and (iv) $5.4 million of other long-term debt. Long-term debt of $708.8 million as of 2016 year end consisted of (i) $250 million of the 2018 Notes; (ii) $200 million of unsecured 6.70% notes that mature in 2019; (iii) $250 million of unsecured 6.125% notes that mature in 2021; and (iv) $8.8 million of other long-term debt. As of 2016 year end, the 2018 Notes were included in “Long-term debt” on the accompanying Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the 2016 year-end balance sheet date.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); as of April 1, 2017, no amounts were outstanding under the Credit Facility. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of April 1, 2017, the company’s actual ratios of 0.23 and 0.97, respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.

Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of April 1, 2017, Snap-on was in compliance with all covenants of its Credit Facility and other debt agreements.

Snap-on believes it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under the revolving Credit Facility. Snap-on believes that it can access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include scheduled debt payments (including the repayment of the 2018 Notes), payments of interest and dividends, funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise. Snap-on intends to make contributions of $7.1 million to its foreign pension plans and $2.3 million to its domestic pension plans in 2017, as required by law. In the first quarter of 2017, Snap-on made $15.0 million of discretionary cash contributions to its domestic pension plans; depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in 2017.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the use of commercial paper, additional fixed-term debt and/or securitizations.

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities was $192.4 million and $141.6 million in the first quarters of 2017 and 2016, respectively. The $50.8 million increase in net cash provided by operating activities in 2017 primarily reflects $13.8 million of higher net earnings, $14.9 million of cash proceeds from the settlement of a treasury lock, and $17.9 million of cash provided from net changes in operating assets and liabilities.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Investing Activities

Net cash used by investing activities of $81.7 million in the first quarter of 2017 included additions to finance receivables of $227.0 million, partially offset by collections of $173.8 million. Net cash used by investing activities of $79.6 million in the first quarter of 2016 included additions to finance receivables of $230.9 million, partially offset by collections of $174.1 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with average payment terms approaching four years.

Capital expenditures of $18.6 million in the first quarter of 2017 compared to $19.5 million in the first quarter of 2016. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and Rapid Continuous Improvement.

Financing Activities

Net cash used by financing activities of $66.6 million in the first quarter of 2017 included the $150 million repayment of the 2017 Notes at maturity and the net repayment of $135.7 million of other short-term borrowings. On February 15, 2017, Snap-on sold $300 million of the 2027 Notes at a discount and received $297.8 million of net proceeds, reflecting $1.9 million of transaction costs. Net cash used by financing activities was $49.3 million in the first quarter of 2016.

Proceeds from stock purchase and option plan exercises totaled $14.1 million and $9.9 million in the respective first quarters of 2017 and 2016. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes. In the first quarter of 2017, Snap-on repurchased 210,000 shares of its common stock for $35.8 million under its previously announced share repurchase programs. In the first quarter of 2016, Snap-on repurchased 157,000 shares of its common stock for $23.1 million under its previously announced share repurchase programs. As of April 1, 2017, Snap-on had remaining availability to repurchase up to an additional $205.7 million in common stock pursuant to its Board of Directors’ (“Board”) authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any, in 2017.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends were $41.2 million and $35.4 million in the first quarters of 2017 and 2016, respectively. On November 3, 2016, the Board increased the quarterly cash dividend by 16.4% to $0.71 per share ($2.84 per share annualized). Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends in 2017.

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of April 1, 2017.

Critical Accounting Policies and Estimates

Snap-on’s disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, have not materially changed since that report was filed.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Outlook

Snap-on expects to make continued progress in 2017 along its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, Snap-on expects that capital expenditures in 2017 will be in a range of $80 million to $90 million, of which $18.6 million was expended in the first quarter. Snap-on also anticipates that its full year 2017 effective income tax rate will be comparable to its 2016 full year rate.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market, Credit and Economic Risks

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. Snap-on is exposed to market risk from changes in interest rates and foreign currency exchange rates, including as a result of the weakening of the British pound vis-à-vis the U.S. dollar following the United Kingdom’s June 2016 referendum vote to exit from the European Union. Snap-on is also exposed to market risk associated with the stock-based portion of its deferred compensation plans. Snap-on monitors its exposure to these risks and attempts to manage the underlying economic exposures through the use of financial instruments such as foreign currency forward contracts, interest rate swap agreements, treasury lock agreements and prepaid equity forward agreements (“equity forwards”). Snap-on does not use derivative instruments for speculative or trading purposes. Snap-on’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole. Snap-on’s management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of April 1, 2017, was $2.5 million on interest rate-sensitive financial instruments and $0.4 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

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

Economic Risk

Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. Snap-on continually monitors its exposure in these markets; for example, the company will be monitoring the potential effects of the United Kingdom’s pending exit from the European Union, although it is too soon to know what effects this might have on the world economy or the company. Inflation has not had a significant impact on the company.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 1, 2017. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of April 1, 2017, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended April 1, 2017, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the first quarter of fiscal 2017, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes, as well as to repurchase shares when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs *
01/01/17 to 01/28/17	–	–	–	$215.4 million
01/29/17 to 02/25/17	185,000	$170.64	185,000	$199.2 million
02/26/17 to 04/01/17	25,000	$170.00	25,000	$205.7 million

Total/Average	210,000	$170.57	210,000	N/A

N/A: Not applicable

*

Subject to further adjustment pursuant to the 1996 Authorization described below, as of April 1, 2017, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board authorizations discussed below is $205.7 million.

•

In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $180.61, $171.36 and $168.67 per share of common stock as of the end of the fiscal 2017 months ended January 28, 2017, February 25, 2017, and April 1, 2017, respectively.

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

Other Purchases or Sales of Equity Securities

The following chart discloses information regarding transactions in shares of Snap-on’s common stock by Citibank, N.A. (“Citibank”) during the first quarter of 2017 pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.

Citibank Purchases of Snap-on Stock

Period	Shares purchased	Average price per share
01/01/17 to 01/28/17	–	–
01/29/17 to 02/25/17	–	–
02/26/17 to 04/01/17	8,000	$169.90

Total/Average	8,000	$169.90

Item 6: Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended April 1, 2017, and April 2, 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 1, 2017, and April 2, 2016; (iii) Condensed Consolidated Balance Sheets as of April 1, 2017, and December 31, 2016; (iv) Condensed Consolidated Statements of Equity for the three months ended April 1, 2017, and April 2, 2016; (v) Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2017, and April 2, 2016; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED

Date: April 20, 2017	/s/ Aldo J. Pagliari
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

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended April 1, 2017, and April 2, 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 1, 2017, and April 2, 2016; (iii) Condensed Consolidated Balance Sheets as of April 1, 2017, and December 31, 2016; (iv) Condensed Consolidated Statements of Equity for the three months ended April 1, 2017, and April 2, 2016; (v) Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2017, and April 2, 2016; and (vi) Notes to Condensed Consolidated Financial Statements.