Form 10-Q
period 2017-07-01
SNAP-ON Inc
filed 2017-07-20
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 14, 2017
Common Stock, $1.00 par value	57,584,456 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$921.4	$872.3	$1,808.5	$1,706.5
Cost of goods sold	(458.4)	(441.0)	(897.5)	(859.9)

Gross profit	463.0	431.3	911.0	846.6
Operating expenses	(279.3)	(264.9)	(557.8)	(524.8)

Operating earnings before financial services	183.7	166.4	353.2	321.8

Financial services revenue	77.7	69.3	154.5	135.6
Financial services expenses	(23.1)	(19.8)	(47.4)	(39.1)

Operating earnings from financial services	54.6	49.5	107.1	96.5

Operating earnings	238.3	215.9	460.3	418.3
Interest expense	(13.0)	(12.9)	(25.7)	(26.0)
Other income (expense) – net	(1.9)	1.2	(3.6)	0.5

Earnings before income taxes and equity earnings	223.4	204.2	431.0	392.8
Income tax expense	(67.3)	(62.2)	(129.9)	(119.8)

Earnings before equity earnings	156.1	142.0	301.1	273.0
Equity earnings, net of tax	0.7	1.4	0.8	1.7

Net earnings	156.8	143.4	301.9	274.7
Net earnings attributable to noncontrolling interests	(3.6)	(3.3)	(7.1)	(6.3)

Net earnings attributable to Snap-on Incorporated	$153.2	$140.1	$294.8	$268.4

Net earnings per share attributable to Snap-on Incorporated:
Basic	$2.65	$2.41	$5.09	$4.62
Diluted	2.60	2.36	4.98	4.52

Weighted-average shares outstanding:
Basic	57.8	58.1	57.9	58.1
Effect of dilutive securities	1.2	1.3	1.3	1.3

Diluted	59.0	59.4	59.2	59.4

Dividends declared per common share	$0.71	$0.61	$1.42	$1.22

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Comprehensive income (loss):
Net earnings	$156.8	$143.4	$301.9	$274.7
Other comprehensive income (loss):
Foreign currency translation*	49.4	(34.9)	87.5	(15.0)

Unrealized cash flow hedges, net of tax:
Reclassification of cash flow hedges from accumulated other comprehensive loss	–	–	6.1	–
Reclassification of cash flow hedges to net earnings	(0.4)	(0.1)	(0.7)	(0.2)
Defined benefit pension and postretirement plans:

Amortization of net unrecognized losses and prior service credits included in net periodic benefit cost	6.7	8.3	13.2	15.1
Income tax benefit	(2.3)	(3.0)	(4.6)	(5.5)

Net of tax	4.4	5.3	8.6	9.6

Total comprehensive income	$210.2	$113.7	$403.4	$269.1

Comprehensive income attributable to noncontrolling interests	(3.6)	(3.3)	(7.1)	(6.3)

Comprehensive income attributable to Snap-on Incorporated	$206.6	$110.4	$396.3	$262.8

*	There is no reclassification adjustment as there was no sale or liquidation of any foreign entity during any period presented.

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	July 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$89.0	$77.6
Trade and other accounts receivable – net	645.3	598.8
Finance receivables – net	496.5	472.5
Contract receivables – net	82.4	88.1
Inventories – net	601.4	530.5
Prepaid expenses and other assets	119.5	116.5

Total current assets	2,034.1	1,884.0

Property and equipment:
Land	23.9	19.1
Buildings and improvements	342.9	309.4
Machinery, equipment and computer software	850.1	809.6

	1,216.9	1,138.1
Accumulated depreciation and amortization	(753.5)	(712.9)

Property and equipment – net	463.4	425.2

Deferred income tax assets	71.8	72.8
Long-term finance receivables – net	998.6	934.5
Long-term contract receivables – net	299.4	286.7
Goodwill	899.2	895.5
Other intangibles – net	256.3	184.6
Other assets	44.3	39.9

Total assets	$5,067.1	$4,723.2

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	July 1, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$350.2	$301.4
Accounts payable	202.3	170.9
Accrued benefits	43.7	52.8
Accrued compensation	69.5	89.8
Franchisee deposits	65.7	66.7
Other accrued liabilities	342.4	307.9

Total current liabilities	1,073.8	989.5

Long-term debt	755.6	708.8
Deferred income tax liabilities	21.9	13.1
Retiree health care benefits	35.1	36.7
Pension liabilities	213.9	246.5
Other long-term liabilities	93.8	93.4

Total liabilities	2,194.1	2,088.0

Commitments and contingencies (Note 14)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,407,492 and 67,400,250 shares, respectively)	67.4	67.4
Additional paid-in capital	337.1	317.3
Retained earnings	3,597.0	3,384.9
Accumulated other comprehensive loss	(397.0)	(498.5)
Treasury stock at cost (9,823,034 and 9,450,393 shares, respectively)	(749.6)	(653.9)

Total shareholders’ equity attributable to Snap-on Incorporated	2,854.9	2,617.2
Noncontrolling interests	18.1	18.0

Total equity	2,873.0	2,635.2

Total liabilities and equity	$5,067.1	$4,723.2

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in millions, except share data)

(Unaudited)

The following summarizes the changes in total equity for the six month period ended July 1, 2017:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at December 31, 2016	$67.4	$317.3	$3,384.9	$(498.5)	$(653.9)	$18.0	$2,635.2
Net earnings for the six months ended July 1, 2017	–	–	294.8	–	–	7.1	301.9
Other comprehensive income	–	–	–	101.5	–	–	101.5
Cash dividends – $1.42 per share	–	–	(82.3)	–	–	–	(82.3)
Stock compensation plans	–	19.8	–	–	26.8	–	46.6
Share repurchases – 745,000 shares	–	–	–	–	(122.5)	–	(122.5)
Other	–	–	(0.4)	–	–	(7.0)	(7.4)

Balance at July 1, 2017	$67.4	$337.1	$3,597.0	$(397.0)	$(749.6)	$18.1	$2,873.0

The following summarizes the changes in total equity for the six month period ended July 2, 2016:
	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at January 2, 2016	$67.4	$296.3	$2,986.9	$(364.2)	$(573.7)	$18.0	$2,430.7
Net earnings for the six months ended July 2, 2016	–	–	268.4	–	–	6.3	274.7
Other comprehensive loss	–	–	–	(5.6)	–	–	(5.6)
Cash dividends – $1.22 per share	–	–	(70.9)	–	–	–	(70.9)
Stock compensation plans	–	14.8	–	–	23.2	–	38.0
Share repurchases – 377,000 shares	–	–	–	–	(58.5)	–	(58.5)
Other	–	–	(0.5)	–	–	(6.3)	(6.8)

Balance at July 2, 2016	$67.4	$311.1	$3,183.9	$(369.8)	$(609.0)	$18.0	$2,601.6

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	July 1, 2017	July 2, 2016
Operating activities:
Net earnings	$301.9	$274.7
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	32.3	30.4
Amortization of other intangibles	13.6	12.3
Provision for losses on finance receivables	25.8	19.6
Provision for losses on non-finance receivables	4.6	4.7
Stock-based compensation expense	14.4	14.2
Deferred income tax provision (benefit)	3.1	(5.7)
Gain on sale of assets	(0.2)	–
Settlement of treasury lock	14.9	–
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in trade and other accounts receivable	(26.8)	(5.8)
Increase in contract receivables	(5.6)	(5.5)
Increase in inventories	(48.3)	(12.0)
Increase in prepaid and other assets	(9.9)	(24.8)
Increase in accounts payable	27.7	24.1
Decrease in accruals and other liabilities	(28.0)	(22.5)

Net cash provided by operating activities	319.5	303.7

Investing activities:
Additions to finance receivables	(458.8)	(475.1)
Collections of finance receivables	352.9	341.4
Capital expenditures	(34.4)	(40.1)
Acquisitions of businesses, net of cash acquired	(80.2)	–
Disposal of property and equipment	0.9	1.4
Other	(0.7)	(2.5)

Net cash used by investing activities	(220.3)	(174.9)

Financing activities:
Proceeds from issuance of long-term debt	297.8	–
Repayments of long-term debt	(150.0)	–
Repayments of notes payable	–	(0.8)
Net increase (decrease) in other short-term borrowings	(52.7)	7.4
Cash dividends paid	(82.3)	(70.9)
Purchases of treasury stock	(122.5)	(58.5)
Proceeds from stock purchase and option plans	34.6	28.4
Other	(14.9)	(7.5)

Net cash used by financing activities	(90.0)	(101.9)

Effect of exchange rate changes on cash and cash equivalents	2.2	0.2

Increase in cash and cash equivalents	11.4	27.1
Cash and cash equivalents at beginning of year	77.6	92.8

Cash and cash equivalents at end of period	$89.0	$119.9

Supplemental cash flow disclosures:
Cash paid for interest	$(24.9)	$(25.5)
Net cash paid for income taxes	(99.8)	(106.5)

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Accounting Policies

Principles of consolidation and presentation

The Condensed Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly-owned and majority-owned subsidiaries (collectively, “Snap-on” or “the company”). These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on’s 2016 Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 year end”). The company’s 2017 fiscal second quarter ended on July 1, 2017; the 2016 fiscal second quarter ended on July 2, 2016. Each of the company’s 2017 and 2016 fiscal first and second quarters contained 13 weeks of operating results.

Snap-on accounts for investments in unconsolidated affiliates where Snap-on has a greater than 20% but less than 50% ownership interest under the equity method of accounting. Investments in unconsolidated affiliates of $17.4 million as of July 1, 2017, and $15.2 million as of December 31, 2016, are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets; no equity investment dividends were received in any period presented. In the normal course of business, the company may purchase products or services from, or sell products and services to, unconsolidated affiliates. Purchases from unconsolidated affiliates were $2.7 million and $3.2 million in the respective fiscal second quarters of 2017 and 2016, and $5.7 million and $7.4 million in the respective first six months of 2017 and 2016. Sales to unconsolidated affiliates were $0.1 million and zero in the respective fiscal second quarters of 2017 and 2016, and $0.2 million and zero in the respective first six months of 2017 and 2016. The Condensed Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and six month periods ended July 1, 2017, and July 2, 2016, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

As of July 1, 2017, and subject to the potential effects of any new related ASUs issued by the FASB in the balance of 2017, as well as the company’s ongoing evaluation of new transactions and contracts, the company has substantially completed its evaluation of the expected impact of adopting Topic 606 and anticipates that the adoption of this standard will not have a significant impact on the company’s consolidated financial statements. The company presently expects to adopt Topic 606 at the beginning of its 2018 fiscal year using the modified retrospective approach.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. Snap-on early adopted this ASU in the second quarter of 2017 in conjunction with its annual impairment test. The amendments in this ASU are to be applied on a prospective basis and the adoption did not have a significant impact on the company’s consolidated financial statements.

Note 2: Acquisitions

On May 4, 2017, Snap-on acquired Norbar Torque Tools Holding Limited, along with its U.S. and Chinese joint ventures (“Norbar”), for a preliminary cash purchase price of $72.4 million (or $70.7 million, net of cash acquired). Norbar, based in Banbury, U.K., designs and manufactures a full range of torque products, including wrenches, multipliers and calibrators for use in critical industries. For segment reporting purposes, the results of operations and assets of Norbar have been included in the Commercial & Industrial Group since the acquisition date.

The company anticipates completing the purchase accounting valuations for the acquired net assets of Norbar, including intangible assets, in the third quarter of 2017. The presentation of Norbar in the accompanying Condensed Consolidated Financial Statements has been prepared on a preliminary basis and changes to the allocations may occur as fair value estimates of the acquired net assets are determined. As of July 1, 2017, $24.5 million was recorded, on a preliminary basis, in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets, reflecting the excess of the Norbar purchase price over the net assets acquired. The company does not expect that any of the goodwill will be deductible for tax purposes.

On January 30, 2017, Snap-on acquired BTC Global Limited (“BTC”) for a cash purchase price of $9.2 million. BTC, based in Crewe, U.K., designs and implements automotive vehicle inspection and management software for original equipment manufacturer (“OEM”) franchise repair shops.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

In the second quarter of 2017, the company completed the purchase accounting valuations for the acquired net assets of BTC, including identification of $2.0 million of non-amortized trademarks. The $5.9 million excess of the BTC purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets. For segment reporting purposes, the results of operations and assets of BTC have been included in the Repair Systems and Information Group since the acquisition date.

On November 16, 2016, Snap-on acquired Ryeson Corporation (d/b/a Sturtevant Richmont) for a purchase price of $13.0 million (or $12.6 million, net of cash acquired), which reflects a $0.1 million working capital adjustment finalized in the first quarter of 2017. Sturtevant Richmont designs, manufactures and distributes mechanical and electronic torque wrenches as well as wireless torque error proofing systems for a variety of industrial applications. In the first quarter of 2017, the company completed the purchase accounting valuations for the acquired net assets, including the identification of $3.7 million of non-amortized trademarks. The $5.0 million excess of the Sturtevant Richmont purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets. For segment reporting purposes, the results of operations and assets of Sturtevant Richmont have been included in the Commercial & Industrial Group since the acquisition date.

On October 31, 2016, Snap-on acquired Car-O-Liner Holding AB (“Car-O-Liner”) for a purchase price of $152.0 million (or $148.1 million, net of cash acquired), which reflects a $0.2 million working capital adjustment finalized in the first quarter of 2017. Car-O-Liner designs and manufactures collision repair equipment, and information and truck alignment systems. For segment reporting purposes, substantially all of Car-O-Liner’s results of operations and assets have been included in the Repair Systems & Information Group since the acquisition date, with the remaining portions included in the Commercial & Industrial Group.

The company anticipates completing the purchase accounting valuations for the acquired net assets of Car-O-Liner, including intangible assets, in the third quarter of 2017. The presentation of Car-O-Liner in the accompanying Condensed Consolidated Financial Statements has been prepared on a preliminary basis and changes to the allocations will occur as fair value estimates of the acquired net assets are determined. The company anticipates completing the purchase accounting valuations for Car-O-Liner in the third quarter of 2017. As of July 1, 2017, $66.1 million was recorded, on a preliminary basis, in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets, reflecting the excess of the Car-O-Liner purchase price over the net assets acquired.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following is a summary of the provisional values of the assets acquired and liabilities assumed of Car-O-Liner, including adjustments recorded as of the six months ended July 1, 2017, as a result of new information obtained about facts and circumstances that existed as of the October 31, 2016 acquisition date:

(Amounts in millions)	Provisional Amounts as of October 31, 2016 (As Adjusted)
Assets acquired:
Cash	$3.9
Trade and other accounts receivable	17.0
Inventories	18.3
Property and equipment	17.3
Goodwill	66.1
Other intangibles:
Customer relationships	27.2
Non-amortized trademarks	27.7
Other assets	6.0

Total assets acquired	183.5

Liabilities assumed:
Accounts payable	9.8
Deferred income tax liabilities	6.8
Accrued expenses	10.6
Pension liabilities	4.3

Total liabilities assumed	31.5

Net assets acquired	$152.0

In the three months ended July 1, 2017, Snap-on recognized a pretax benefit of $0.1 million in “Operating expenses” and in the six months ended July 1, 2017, Snap-on recognized expenses of $0.5 million (of which $0.2 million was in “Cost of goods sold” and $0.3 million was in “Operating expenses”), in the accompanying Condensed Consolidated Statements of Earnings related to Car-O-Liner that would have been recognized in 2016 if the provisional adjustments identified in the current reporting period had been recognized as of the October 31, 2016 acquisition date.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The components of Snap-on’s trade and other accounts receivable as of July 1, 2017, and December 31, 2016, are as follows:

(Amounts in millions)	July 1, 2017	December 31, 2016
Trade and other accounts receivable	$659.0	$612.8
Allowances for doubtful accounts	(13.7)	(14.0)

Total trade and other accounts receivable – net	$645.3	$598.8

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

The components of Snap-on’s current finance and contract receivables as of July 1, 2017, and December 31, 2016, are as follows:

(Amounts in millions)	July 1, 2017	December 31, 2016
Finance receivables, net of unearned finance charges of $19.3 million and $17.0 million, respectively	$513.0	$488.1
Contract receivables, net of unearned finance charges of $16.5 million and $15.6 million, respectively	83.8	89.3

Total	596.8	577.4

Allowances for doubtful accounts:
Finance receivables	(16.5)	(15.6)
Contract receivables	(1.4)	(1.2)

Total	(17.9)	(16.8)

Total current finance and contract receivables – net	$578.9	$560.6

Finance receivables – net	$496.5	$472.5
Contract receivables – net	82.4	88.1

Total current finance and contract receivables – net	$578.9	$560.6

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of July 1, 2017, and December 31, 2016, are as follows:

(Amounts in millions)	July 1, 2017	December 31, 2016
Finance receivables, net of unearned finance charges of $15.1 million and $13.0 million, respectively	$1,034.6	$967.5
Contract receivables, net of unearned finance charges of $23.0 million and $21.5 million, respectively	302.8	289.4

Total	1,337.4	1,256.9

Allowances for doubtful accounts:
Finance receivables	(36.0)	(33.0)
Contract receivables	(3.4)	(2.7)

Total	(39.4)	(35.7)

Total long-term finance and contract receivables – net	$1,298.0	$1,221.2

Finance receivables – net	$998.6	$934.5
Contract receivables – net	299.4	286.7

Total long-term finance and contract receivables – net	$1,298.0	$1,221.2

Delinquency is the primary indicator of credit quality for finance and contract receivables. Receivable balances are considered delinquent when contractual payments become 30 days past due.

Finance receivables are generally placed on nonaccrual status (nonaccrual of interest and other fees): (i) when a customer is placed on repossession status; (ii) upon receipt of notification of bankruptcy; (iii) upon notification of the death of a customer; or (iv) in other instances in which management concludes collectability is not reasonably assured. Finance receivables that are considered nonperforming include receivables that are on nonaccrual status and receivables that are generally more than 90 days past due.

Contract receivables are generally placed on nonaccrual status: (i) when a receivable is more than 90 days past due or at the point a customer’s account is placed on terminated status regardless of its delinquency status; (ii) upon notification of the death of a customer; or (iii) in other instances in which management concludes collectability is not reasonably assured. Contract receivables that are considered nonperforming include receivables that are on nonaccrual status and receivables that are generally more than 90 days past due.

The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the applicable agreement. Impaired finance and contract receivables are covered by the company’s respective allowances for doubtful accounts and are charged-off against the allowances when appropriate. As of July 1, 2017, and December 31, 2016, there were $23.3 million and $24.9 million, respectively, of impaired finance receivables, and there were $2.3 million and $2.0 million, respectively, of impaired contract receivables.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

It is the general practice of Snap-on’s financial services business to not engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain impaired receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of July 1, 2017, and December 31, 2016, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

The aging of finance and contract receivables as of July 1, 2017, and December 31, 2016, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
July 1, 2017:
Finance receivables	$15.3	$9.8	$14.6	$39.7	$1,507.9	$1,547.6	$11.1
Contract receivables	1.4	0.8	1.7	3.9	382.7	386.6	0.7

December 31, 2016:
Finance receivables	$15.1	$9.8	$17.0	$41.9	$1,413.7	$1,455.6	$13.2
Contract receivables	1.4	0.9	1.4	3.7	375.0	378.7	0.5

The amount of performing and nonperforming finance and contract receivables based on payment activity as of July 1, 2017, and December 31, 2016, is as follows:

	July 1, 2017		December 31, 2016
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$1,524.3	$384.3	$1,430.7	$376.7
Nonperforming	23.3	2.3	24.9	2.0

Total	$1,547.6	$386.6	$1,455.6	$378.7

The amount of finance and contract receivables on nonaccrual status as of July 1, 2017, and December 31, 2016, is as follows:

(Amounts in millions)	July 1, 2017	December 31, 2016
Finance receivables	$12.2	$11.7
Contract receivables	1.6	1.5

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following is a rollforward of the allowances for doubtful accounts for finance and contract receivables for the three and six months ended July 1, 2017:

	Three Months Ended July 1, 2017		Six Months Ended July 1, 2017
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of period	$50.5	$4.7	$48.6	$3.9
Provision	12.8	0.6	25.8	1.9
Charge-offs	(12.5)	(0.6)	(25.4)	(1.2)
Recoveries	1.7	–	3.4	0.1
Currency translation	–	0.1	0.1	0.1

End of period	$52.5	$4.8	$52.5	$4.8

The following is a rollforward of the allowances for doubtful accounts for finance and contract receivables for the three and six months ended July 2, 2016:

	Three Months Ended July 2, 2016		Six Months Ended July 2, 2016
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of period	$39.9	$4.6	$38.2	$4.4
Provision	10.3	0.2	19.6	0.6
Charge-offs	(9.2)	(0.3)	(18.8)	(0.7)
Recoveries	1.7	0.1	3.6	0.2
Currency translation	(0.1)	(0.1)	–	–

End of period	$42.6	$4.5	$42.6	$4.5

Note 4: Inventories

Inventories by major classification are as follows:

(Amounts in millions)	July 1, 2017	December 31, 2016
Finished goods	$521.0	$467.4
Work in progress	46.4	42.7
Raw materials	108.0	93.6

Total FIFO value	675.4	603.7
Excess of current cost over LIFO cost	(74.0)	(73.2)

Total inventories – net	$601.4	$530.5

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 60% and 59% of total inventories as of July 1, 2017, and December 31, 2016, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of July 1, 2017, approximately 32% of the company’s U.S. inventory was accounted for using the FIFO method and 68% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three and six months ended July 1, 2017, or July 2, 2016.

Note 5: Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the six months ended July 1, 2017, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of December 31, 2016	$242.4	$12.5	$640.6	$895.5
Currency translation	19.2	–	14.3	33.5
Acquisitions and related adjustments	24.7	–	(54.5)	(29.8)

Balance as of July 1, 2017	$286.3	$12.5	$600.4	$899.2

Goodwill of $899.2 million as of July 1, 2017, includes (i) $66.1 million, on a preliminary basis, from the acquisition of Car-O-Liner, (ii) $24.5 million, on a preliminary basis, from the acquisition of Norbar, (iii) $5.9 million from the acquisition of BTC, and (iv) $5.0 million from the acquisition of Sturtevant Richmont. The preliminary goodwill from the Car-O-Liner acquisition is distributed as follows: $65.2 million in the Repair Systems & Information Group and $0.9 million in the Commercial & Industrial Group. The goodwill from the Norbar and Sturtevant Richmont acquisitions is included in the Commercial & Industrial Group and the goodwill from the BTC acquisition is included in the Repair Systems & Information Group. See Note 2 for additional information on acquisitions.

Since the purchase accounting valuations for the acquired net assets of Car-O-Liner and Norbar were not complete as of July 1, 2017, the allocation of the respective purchase prices and resulting goodwill has been prepared on a preliminary basis and changes to the allocations will occur as fair value estimates of the acquired net assets, including intangible assets, are determined. The company anticipates completing the purchase accounting valuations for both the Car-O-Liner and Norbar acquisitions in the third quarter of 2017.

Additional disclosures related to other intangible assets are as follows:

	July 1, 2017		December 31, 2016
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$173.0	$(92.3)	$142.6	$(86.0)
Developed technology	18.7	(18.1)	17.7	(17.7)
Internally developed software	171.7	(125.8)	165.7	(118.3)
Patents	32.4	(22.1)	31.9	(21.5)
Trademarks	2.8	(1.9)	2.8	(1.8)
Other	7.5	(2.5)	7.2	(2.2)

Total	406.1	(262.7)	367.9	(247.5)
Non-amortized trademarks	112.9	–	64.2	–

Total other intangible assets	$519.0	$(262.7)	$432.1	$(247.5)

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of July 1, 2017, the $173.0 million gross carrying value of customer relationships includes on a preliminary basis, $27.2 million related to the Car-O-Liner acquisition, $1.2 million related to the BTC acquisition and $1.0 million related to the Norbar acquisition. The $112.9 million gross carrying value of non-amortized trademarks as of July 1, 2017, includes $2.0 million related to the BTC acquisition and, on a preliminary basis, $28.9 million related to the Car-O-Liner acquisition and $16.3 million related to the Norbar acquisition.

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2017, the results of which did not result in any impairment. Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of July 1, 2017, the company had no accumulated impairment losses.

The weighted-average amortization periods related to other intangible assets are as follows:

In Years
Customer relationships	15
Internally developed software	3
Patents	8
Trademarks	6
Other	39

Snap-on is amortizing its customer relationships on both an accelerated and straight-line basis over a 15-year weighted-average life; the remaining intangibles are amortized on a straight-line basis. The weighted-average amortization period for all amortizable intangibles on a combined basis is 11 years.

The company’s customer relationships generally have contractual terms of three to five years and are typically renewed without significant cost to the company. The weighted-average 15-year life for customer relationships is based on the company’s historical renewal experience. Intangible asset renewal costs are expensed as incurred.

The aggregate amortization expense was $6.5 million and $13.6 million for the respective three and six months ended July1, 2017, and $6.2 million and $12.3 million for the respective three and six months ended July 2, 2016. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $26.9 million in 2017, $24.4 million in 2018, $21.3 million in 2019, $17.6 million in 2020, $14.4 million in 2021, and $9.6 million in 2022.

Note 6: Exit and Disposal Activities

Snap-on did not record any costs for exit and disposal activities in the three and six month periods ended July 1, 2017. Snap-on recorded $0.9 million of costs for exit and disposal activities in the three and six month periods ended July 2, 2016. The exit and disposal accrual of $1.1 million as of July 1, 2017, is expected to be fully utilized in 2017. Snap-on anticipates funding the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 7: Income Taxes

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 30.6% and 31.0% in the first six months of 2017 and 2016, respectively.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease by a range of zero to $3.7 million. Over the next 12 months, Snap-on anticipates taking certain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase by a range of zero to $1.2 million over the next 12 months for uncertain tax positions expected to be taken in future tax filings.

Note 8: Short-term and Long-term Debt

Short-term and long-term debt as of July 1, 2017, and December 31, 2016, consisted of the following:

(Amounts in millions)	July 1, 2017	December 31, 2016
5.50% unsecured notes due 2017	$–	$150.0
4.25% unsecured notes due 2018	250.0	250.0
6.70% unsecured notes due 2019	200.0	200.0
6.125% unsecured notes due 2021	250.0	250.0
3.25% unsecured notes due 2027	300.0	–
Other debt*	105.8	160.2

	1,105.8	1,010.2

Less: notes payable and current maturities of long-term debt:
Current maturities of long-term debt	(250.0)	(150.0)
Commercial paper borrowings	(83.5)	(130.0)
Other notes	(16.7)	(21.4)

	(350.2)	(301.4)

Total long-term debt	$755.6	$708.8

*Includes fair value adjustments related to interest rate swaps, debt discounts and debt issuance costs.

Notes payable and current maturities of long-term debt of $350.2 million as of July 1, 2017, included $250 million of 4.25% unsecured notes that mature on January 15, 2018 (the “2018 Notes”), $83.5 million of commercial paper borrowings and $16.7 million of other notes. As of 2016 year end, notes payable and current maturities of long-term debt of $301.4 million included $150 million of unsecured 5.50% notes that were repaid in January 2017 upon maturity, $130 million of commercial paper borrowings and $21.4 million of other notes. As of 2016 year end, the 2018 Notes were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the 2016 year-end balance sheet date.

On February 15, 2017, Snap-on sold, at a discount, $300 million of unsecured 3.25% long-term notes that mature on March 1, 2027 (the “2027 Notes”). Interest on the 2027 Notes accrues at a rate of 3.25% per year and is payable semi-annually beginning September 1, 2017. Snap-on used the $297.8 million of net proceeds from the sale of the 2027 Notes, reflecting $1.9 million of transaction costs, to repay a portion of its then-outstanding commercial paper borrowings and the remainder was retained for general corporate purposes, which may include working capital, capital expenditures and possible acquisitions.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of July 1, 2017. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of July 1, 2017, the company’s actual ratios of 0.25 and 1.07 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of July 1, 2017, Snap-on had $148.3 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $57.7 million in euros, $49.8 million in Swedish kronor, $46.3 million in British pounds, $12.6 million in Hong Kong dollars, $8.2 million in Singapore dollars, $6.8 million in South Korean won, $4.8 million in Mexican pesos, $4.5 million in Norwegian kroner, and $6.1 million in other currencies, and sell contracts comprised of $17.2 million in Japanese yen, $9.0 million in Canadian dollars, $8.9 million in Australian dollars, and $13.4 million in other currencies. As of 2016 year end, Snap-on had $144.4 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $55.0 million in euros, $53.6 million in British pounds, $47.0 million in Swedish kronor, $9.0 million in Hong Kong dollars, $7.0 million in South Korean won, $5.5 million in Singapore dollars, $4.9 million in Mexican pesos, $4.6 million in Norwegian kroner, and $6.4 million in other currencies, and sell contracts comprised of $16.6 million in Japanese yen, $11.8 million in Canadian dollars, $4.4 million in Australian dollars, $4.0 million in Brazilian real, and $11.8 million in other currencies.

Interest Rate Risk Management: Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements (“interest rate swaps”) and treasury lock agreements (“treasury locks”).

Snap-on enters into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100.0 million as of both July 1, 2017, and December 31, 2016.

Snap-on entered into a $250 million treasury lock in November 2016 to manage the potential change in interest rates in anticipation of the possible issuance of fixed rate debt. Treasury locks are accounted for as cash flow hedges. The effective differentials to be paid or received on treasury locks related to the anticipated issuance of fixed rate debt are initially recorded in Accumulated OCI. In the first quarter of 2017, Snap-on settled the $250 million treasury lock in conjunction with the February 2017 issuance of the 2027 Notes. The $14.9 million gain on the settlement of the treasury lock was recorded in Accumulated OCI and is being amortized over the term of the 2027 Notes and recognized as an adjustment to interest expense on the consolidated statements of earnings. As of July 1, 2017, no treasury locks were outstanding. The notional amount of treasury locks outstanding and designated as cash flow hedges as of December 31, 2016, was $250 million.

Stock-based Deferred Compensation Risk Management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of July 1, 2017, Snap-on had equity forwards in place intended to manage market risk with respect to 108,400 shares of Snap-on common stock associated with its deferred compensation plans.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Fair Value Measurements: Snap-on has derivative assets and liabilities related to interest rate swaps, treasury locks, foreign currency forwards and equity forwards that are measured at Level 2 fair value on a recurring basis. The fair value of derivative instruments included within the Condensed Consolidated Balance Sheets as of July 1, 2017, and December 31, 2016, are as follows:

		July 1, 2017		December 31, 2016
(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$9.5	$–	$9.8	$–
Treasury locks	Other assets	–	–	14.3	–

		9.5	–	24.1	–

Derivatives not designated as hedging instruments:
Foreign currency forwards	Prepaid expenses and other assets	$11.3	$–	$4.4	$–
Foreign currency forwards	Other accrued liabilities	–	3.0	–	13.5
Equity forwards	Prepaid expenses and other assets	17.1	–	17.9	–

Total		28.4	3.0	22.3	13.5

Total derivative instruments		$37.9	$3.0	$46.4	$13.5

As of July 1, 2017, and December 31, 2016, the fair value adjustment to long-term debt related to the interest rate swaps was $9.5 million and $9.8 million, respectively.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. Treasury locks are valued based on the 10-year U.S. treasury interest rate. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Equity forwards are valued using a market approach based primarily on the company’s stock price at the reporting date. The company did not have any derivative assets or liabilities measured at Level 1 or Level 3, nor did it implement any changes in its valuation techniques as of and for the six months ended July 1, 2017.

The effect of derivative instruments designated as fair value hedges as included in the Condensed Consolidated Statements of Earnings is as follows:

		Effective Portion of Gain Recognized in Income
		Three months ended		Six months ended
(Amounts in millions)	Statement of Earnings Presentation	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Derivatives designated as fair value hedges:
Interest rate swaps	Interest expense	$0.7	$0.8	$1.4	$1.5

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The effect of derivative instruments designated as cash flow hedges as included in Accumulated OCI on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Earnings is as follows:

	Effective Portion of Gain Recognized in Accumulated OCI Three months ended		Statement of Earnings Presentation	Effective Portion of Gain Reclassified from Accumulated OCI into Income Three months ended
(Amounts in millions)	July 1, 2017	July 2, 2016		July 1, 2017	July 2, 2016
Derivatives designated as cash flow hedges:
Treasury locks	$–	$–	Interest expense	$0.4	$0.1

	Effective Portion of Gain Recognized in Accumulated OCI Six months ended		Statement of Earnings Presentation	Effective Portion of Gain Reclassified from Accumulated OCI into Income Six months ended
(Amounts in millions)	July 1, 2017	July 2, 2016		July 1, 2017	July 2, 2016
Derivatives designated as cash flow hedges:
Treasury locks	$6.1	$–	Interest expense	$0.7	$0.2

The effects of derivative instruments not designated as hedging instruments as included in the Condensed Consolidated Statements of Earnings are as follows:

		Gain (Loss) Recognized in Income
		Three months ended		Six months ended
(Amounts in millions)	Statement of Earnings Presentation	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other income (expense) – net	$6.0	$(5.0)	$(3.9)	$(4.2)
Equity forwards	Operating expenses	(1.1)	(0.1)	(1.3)	(0.7)

Snap-on’s foreign currency forwards are typically not designated as hedges for financial reporting purposes. The fair value changes of foreign currency forwards not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. The $6.0 million derivative gain recognized in the second quarter of 2017 was more than offset by transaction losses on net exposures of $8.0 million, resulting in a net foreign exchange loss of $2.0 million for the quarter. The $5.0 million derivative loss recognized in the second quarter of 2016 was more than offset by transaction gains on net exposures of $6.0 million, resulting in a net foreign exchange gain of $1.0 million for the quarter. The $3.9 million derivative loss recognized in the first six months of 2017 was partially offset by transaction gains on net exposures of $0.2 million, resulting in a 2017 year-to-date net foreign exchange loss of $3.7 million. The $4.2 million derivative loss recognized in the first six months of 2016 was more than offset by transaction gains on net exposures of $4.3 million, resulting in a 2016 year-to-date net foreign exchange gain of $0.1 million. The resulting net foreign exchange gains and losses are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 15 for additional information on “Other income (expense) – net.”

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on’s equity forwards are not designated as hedges for financial reporting purposes. Fair value changes of both the equity forwards and related stock-based (mark-to-market) deferred compensation liabilities are reported in “Operating expenses” on the accompanying Condensed Consolidated Statements of Earnings. The $1.1 million derivative loss recognized in the second quarter of 2017 was offset by $1.1 million of mark-to-market deferred compensation benefit. The $0.1 million derivative loss recognized in the second quarter of 2016 was offset by $0.1 million of mark-to-market deferred compensation benefit. The $1.3 million derivative loss recognized in the first six months of 2017 was offset by a mark-to-market deferred compensation benefit of $1.3 million. The $0.7 million derivative loss recognized in the first six months of 2016 was more than offset by a mark-to-market deferred compensation benefit of $1.1 million.

As of July 1, 2017, the maximum maturity date of any fair value hedge was four years. During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $1.0 million after tax at the time the underlying hedge transactions are realized.

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

Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	July 1, 2017		December 31, 2016
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,495.1	$1,735.1	$1,407.0	$1,631.2
Contract receivables – net	381.8	419.3	374.8	409.7

Long-term debt, notes payable and current maturities of long-term debt	1,105.8	1,116.5	1,010.2	1,076.7

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Pension Plans

Snap-on’s net periodic pension cost included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service cost	$5.3	$4.8	$11.2	$9.7
Interest cost	13.9	14.4	27.9	28.4
Expected return on plan assets	(20.9)	(20.7)	(41.0)	(40.4)
Amortization of unrecognized loss	7.0	8.5	13.9	15.7
Amortization of prior service credit	(0.3)	(0.3)	(0.6)	(0.6)

Net periodic pension cost	$5.0	$6.7	$11.4	$12.8

Snap-on intends to make contributions of $7.1 million to its foreign pension plans and $2.3 million to its domestic pension plans in 2017, as required by law. In the first six months of 2017, Snap-on made $30.8 million of cash contributions to its domestic pension plans consisting of (i) $30.0 million of discretionary contributions and (ii) $0.8 million of required contributions. Depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in 2017.

Note 11: Postretirement Health Care Plans

Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Interest cost	$0.5	$0.5	$1.0	$1.1
Expected return on plan assets	(0.2)	(0.2)	(0.4)	(0.4)
Amortization of unrecognized loss (gain)	–	0.1	(0.1)	–

Net periodic postretirement health care cost	$0.3	$0.4	$0.5	$0.7

Note 12: Stock-based Compensation and Other Stock Plans

The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan will continue in accordance with their terms. As of July 1, 2017, the 2011 Plan had 3,285,425 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.

Net stock-based compensation expense was $7.0 million and $14.4 million for the respective three and six months ended July 1, 2017, and $8.4 million and $14.2 million for the respective three and six months ended July 2, 2016. Cash received from stock purchase and option plan exercises during the three and six months ended July 1, 2017, totaled $20.5 million and $34.6 million, respectively. Cash received from stock purchase and option plan exercises during the three and six months ended July 2, 2016, totaled $18.5 million and $28.4 million, respectively. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $3.1 million and $12.1 million for the respective three and six months ended July 1, 2017, and $2.9 million and $13.1 million for the respective three and six months ended July 2, 2016.

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

The following weighted-average assumptions were used in calculating the fair value of stock options granted during the six months ended July 1, 2017, and July 2, 2016, using the Black-Scholes valuation model; there were no stock options granted during the three months ended July 1, 2017, or July 2, 2016:

	Six Months Ended
	July 1, 2017	July 2, 2016
Expected term of option (in years)	5.15	5.05
Expected volatility factor	22.01%	22.17%
Expected dividend yield	1.63%	1.77%
Risk-free interest rate	1.78%	1.04%

A summary of stock option activity as of and for the six months ended July 1, 2017, is presented below:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	3,011	$100.78
Granted	655	168.71
Exercised	(253)	89.07
Forfeited or expired	(71)	153.52

Outstanding at July 1, 2017	3,342	113.86	6.8	$154.2

Exercisable at July 1, 2017	2,133	90.60	5.5	143.7

* Weighted-average

The weighted-average grant date fair value of options granted during the six months ended July 1, 2017, and July 2, 2016, was $31.13 and $22.99, respectively. The intrinsic value of options exercised was $8.2 million and $21.4 million during the respective three and six months ended July 1, 2017, and $5.0 million and $17.4 million during the respective three and six months ended July 2, 2016. The fair value of stock options vested was $14.0 million and 12.7 million during the respective six months ended July 1, 2017, and July 2, 2016.

As of July 1, 2017, there was $27.2 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Performance Awards

Performance awards, which are granted as performance share units (“PSUs”) and performance-based RSUs, are earned and expensed using the fair value of the award over a contractual term of three years based on the company’s performance. Vesting of the performance awards is dependent upon performance relative to pre-defined goals for revenue growth and return on net assets for the applicable performance period. For performance achieved above a certain level, the recipient may earn additional shares of stock, not to exceed 100% of the number of performance awards initially granted.

The PSUs have a three-year performance period based on the results of the consolidated financial metrics of the company. The performance-based RSUs have a one-year performance period based on the results of the consolidated financial metrics of the company followed by a two-year cliff vesting schedule, assuming continued employment.

The fair value of performance awards is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of performance awards granted during the six months ended July 1, 2017, and July 2, 2016, was $168.70 and $138.89, respectively. PSUs related to 60,980 shares and 94,186 shares were paid out during the respective six months ended July 1, 2017, and July 2, 2016. Earned PSUs are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).

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

Changes to the company’s non-vested performance awards during the six months ended July 1, 2017, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at December 31, 2016	207	$141.94
Granted	77	168.70
Vested	(5)	142.78
Cancellations and other	(17)	147.78

Non-vested performance awards at July 1, 2017	262	149.31

* Weighted-average

As of July 1, 2017, there was $18.6 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 1.9 years.

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

The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the six months ended July 1, 2017, and July 2, 2016, using the Black-Scholes valuation model; there were no stock-settled SARs granted during the three months ended July 1, 2017, or July 2, 2016:

	Six Months Ended
	July 1, 2017	July 2, 2016
Expected term of stock-settled SARs (in years)	3.99	4.03
Expected volatility factor	19.39%	20.09%
Expected dividend yield	1.46%	1.66%
Risk-free interest rate	1.55%	1.11%

Changes to the company’s stock-settled SARs during the six months ended July 1, 2017, are as follows:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	303	$125.38
Granted	100	168.73
Exercised	(8)	106.01
Forfeited or expired	(20)	123.06

Outstanding at July 1, 2017	375	137.52	8.1	$8.8

Exercisable at July 1, 2017	179	118.55	7.1	7.1

* Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the six months ended July 1, 2017, and July 2, 2016, was $24.13 and $19.47, respectively. The intrinsic value of stock-settled SARs exercised was zero and $0.5 million during the respective three and six months ended July 1, 2017, and $0.3 million and $0.7 million during the respective three and six months ended July 2, 2016. The fair value of stock-settled SARs vested during both the six months ended July 1, 2017, and July 2, 2016, was $2.1 million.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of July 1, 2017, there was $3.6 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the six months ended July 1, 2017, and July 2, 2016, using the Black-Scholes valuation model; no cash-settled SARs were granted during the three months ended July 1, 2017, or July 2, 2016:

	Six Months Ended
	July 1, 2017	July 2, 2016
Expected term of cash-settled SARs (in years)	3.62	3.68
Expected volatility factor	19.56%	19.20%
Expected dividend yield	1.55%	1.60%
Risk-free interest rate	1.55%	0.71%

The intrinsic value of cash-settled SARs exercised was $0.2 million and $0.8 million during the respective three and six months ended July 1, 2017, and $0.3 million and $0.8 million during the respective three and six months ended July 2, 2016. The fair value of cash-settled SARs vested during the six months ended July 1, 2017, and July 2, 2016, was $0.1 million and $0.2 million, respectively.

Changes to the company’s non-vested cash-settled SARs during the six months ended July 1, 2017, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at December 31, 2016	7	$40.83
Granted	1	18.10
Vested	(3)	33.47

Non-vested cash-settled SARs at July 1, 2017	5	24.94

* Weighted-average

As of July 1, 2017, there was $0.1 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.6 years.

Restricted Stock Awards – Non-employee Directors

The company awarded 6,966 shares and 7,145 shares of restricted stock to non-employee directors in the first six months of 2017 and 2016, respectively. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions for the restricted stock generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Employee Stock Purchase Plan

Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For the six months ended July 1, 2017, and July 2, 2016, issuances under this plan totaled 26,963 shares and 27,156 shares, respectively. As of July 1, 2017, shares reserved for issuance under this plan totaled 753,600 shares and Snap-on held participant contributions of approximately $0.4 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Compensation expense for plan participants was $0.1 million for both the three and six months ended July 1, 2017, and $0.1 million of expense and $0.1 million of benefit for the respective three and six months ended July 2, 2016.

Franchisee Stock Purchase Plan

All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For the six months ended July 1, 2017, and July 2, 2016, issuances under this plan totaled 47,314 shares and 42,867 shares, respectively. As of July 1, 2017, shares reserved for issuance under this plan totaled 566,155 shares and Snap-on held participant contributions of approximately $0.7 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Expense for plan participants was $0.1 million for both the three and six months ended July 1, 2017, and $0.1 million of expense and $0.4 million of benefit for the respective three and six months ended July 2, 2016.

Note 13: Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Weighted-average common shares outstanding	57,790,299	58,103,518	57,865,481	58,108,014
Effect of dilutive securities	1,223,560	1,287,468	1,303,683	1,313,616

Weighted-average common shares outstanding, assuming dilution	59,013,859	59,390,986	59,169,164	59,421,630

The dilutive effect of the potential exercise of outstanding options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of July 1, 2017, there were 722,015 awards outstanding that were anti-dilutive; as of July 2, 2016, there were 1,600 awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 14: Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. Snap-on’s product warranty accrual activity for the three and six months ended July 1, 2017, and July 2, 2016, is as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Warranty reserve:
Beginning of period	$17.1	$16.5	$16.0	$16.4
Additions	5.6	3.0	9.3	6.0
Usage	(3.8)	(3.4)	(6.4)	(6.3)

End of period	$18.9	$16.1	$18.9	$16.1

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. Although it is not possible to predict the outcome of these legal matters, management believes that the results of these legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 15: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Interest income	$0.1	$0.2	$0.2	$0.3
Net foreign exchange gain (loss)	(2.0)	1.0	(3.7)	0.1
Other	–	–	(0.1)	0.1

Total other income (expense) – net	$(1.9)	$1.2	$(3.6)	$0.5

Note 16: Accumulated Other Comprehensive Income (Loss)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended July 1, 2017:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of April 1, 2017	$(179.6)	$15.0	$(285.8)	$(450.4)
Other comprehensive income before reclassifications	49.4	–	–	49.4
Amounts reclassified from Accumulated OCI	–	(0.4)	4.4	4.0

Net other comprehensive income (loss)	49.4	(0.4)	4.4	53.4

Balance as of July 1, 2017	$(130.2)	$14.6	$(281.4)	$(397.0)

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the six months ended July 1, 2017:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 31, 2016	$(217.7)	$9.2	$(290.0)	$(498.5)
Other comprehensive income before reclassifications	87.5	6.1	–	93.6
Amounts reclassified from Accumulated OCI	–	(0.7)	8.6	7.9

Net other comprehensive income	87.5	5.4	8.6	101.5

Balance as of July 1, 2017	$(130.2)	$14.6	$(281.4)	$(397.0)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended July 2, 2016:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of April 2, 2016	$(98.6)	$0.6	$(242.1)	$(340.1)
Other comprehensive loss before reclassifications	(34.9)	–	–	(34.9)
Amounts reclassified from Accumulated OCI	–	(0.1)	5.3	5.2

Net other comprehensive income (loss)	(34.9)	(0.1)	5.3	(29.7)

Balance as of July 2, 2016	$(133.5)	$0.5	$(236.8)	$(369.8)

The following is a summary of net changes in Accumulated OCI by component and net of tax for six months ended July 2, 2016:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of January 2, 2016	$(118.5)	$0.7	$(246.4)	$(364.2)
Other comprehensive loss before reclassifications	(15.0)	–	–	(15.0)
Amounts reclassified from Accumulated OCI	–	(0.2)	9.6	9.4

Net other comprehensive income (loss)	(15.0)	(0.2)	9.6	(5.6)

Balance as of July 2, 2016	$(133.5)	$0.5	$(236.8)	$(369.8)

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The reclassifications out of Accumulated OCI for the three and six month periods ended July 1, 2017, and July 2, 2016, are as follows:

	Amount Reclassified from Accumulated OCI
	Three Months Ended		Six Months Ended
Details about Accumulated OCI Components	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	Statement of Earnings Presentation

(Amounts in millions)
Gains on cash flow hedges:
Treasury locks	$0.4	$0.1	$0.7	$0.2	Interest expense
Income tax expense	–	–	–	–	Income tax expense

Net of tax	0.4	0.1	0.7	0.2

Amortization of net unrecognized losses and prior service credits	(6.7)	(8.3)	(13.2)	(15.1)	See footnote below*
Income tax benefit	2.3	3.0	4.6	5.5	Income tax expense

Net of tax	(4.4)	(5.3)	(8.6)	(9.6)

Total reclassifications for the period, net of tax	$(4.0)	$(5.2)	$(7.9)	$(9.4)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 10 and Note 11 for further information.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Financial Data by Segment:

	Three Months Ended		Six Months Ended
(Amounts in millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales:
Commercial & Industrial Group	$310.0	$285.7	$608.7	$572.7
Snap-on Tools Group	413.8	416.7	823.2	819.2
Repair Systems & Information Group	338.1	295.2	656.9	574.0

Segment net sales	1,061.9	997.6	2,088.8	1,965.9
Intersegment eliminations	(140.5)	(125.3)	(280.3)	(259.4)

Total net sales	$921.4	$872.3	$1,808.5	$1,706.5
Financial Services revenue	77.7	69.3	154.5	135.6

Total revenues	$999.1	$941.6	$1,963.0	$1,842.1

Operating earnings:
Commercial & Industrial Group	$42.7	$39.3	$84.3	$80.4
Snap-on Tools Group	80.6	76.3	150.9	143.0
Repair Systems & Information Group	81.9	74.5	160.6	143.5
Financial Services	54.6	49.5	107.1	96.5

Segment operating earnings	259.8	239.6	502.9	463.4
Corporate	(21.5)	(23.7)	(42.6)	(45.1)

Operating earnings	$238.3	$215.9	$460.3	$418.3
Interest expense	(13.0)	(12.9)	(25.7)	(26.0)
Other income (expense) – net	(1.9)	1.2	(3.6)	0.5

Earnings before income taxes and equity earnings	$223.4	$204.2	$431.0	$392.8

(Amounts in millions)	July 1, 2017	December 31, 2016
Assets:
Commercial & Industrial Group	$1,052.2	$907.1
Snap-on Tools Group	700.8	668.1
Repair Systems & Information Group	1,286.4	1,211.0
Financial Services	1,886.6	1,789.7

Total assets from reportable segments	$4,926.0	$4,575.9
Corporate	213.6	212.3
Elimination of intersegment receivables	(72.5)	(65.0)

Total assets	$5,067.1	$4,723.2

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

RESULTS OF OPERATIONS

Results of operations for the three months ended July 1, 2017, and July 2, 2016, are as follows:

	Three Months Ended
(Amounts in millions)	July 1, 2017		July 2, 2016		Change
Net sales	$921.4	100.0%	$872.3	100.0%	$49.1	5.6%
Cost of goods sold	(458.4)	-49.8%	(441.0)	-50.6%	(17.4)	-3.9%

Gross profit	463.0	50.2%	431.3	49.4%	31.7	7.3%
Operating expenses	(279.3)	-30.3%	(264.9)	-30.3%	(14.4)	-5.4%

Operating earnings before financial services	183.7	19.9%	166.4	19.1%	17.3	10.4%

Financial services revenue	77.7	100.0%	69.3	100.0%	8.4	12.1%
Financial services expenses	(23.1)	-29.7%	(19.8)	-28.6%	(3.3)	-16.7%

Operating earnings from financial services	54.6	70.3%	49.5	71.4%	5.1	10.3%

Operating earnings	238.3	23.9%	215.9	22.9%	22.4	10.4%
Interest expense	(13.0)	-1.3%	(12.9)	-1.3%	(0.1)	-0.8%
Other income (expense) – net	(1.9)	-0.2%	1.2	0.1%	(3.1)	NM

Earnings before income taxes and equity earnings	223.4	22.4%	204.2	21.7%	19.2	9.4%
Income tax expense	(67.3)	-6.8%	(62.2)	-6.6%	(5.1)	-8.2%

Earnings before equity earnings	156.1	15.6%	142.0	15.1%	14.1	9.9%
Equity earnings, net of tax	0.7	0.1%	1.4	0.1%	(0.7)	-50.0%

Net earnings	156.8	15.7%	143.4	15.2%	13.4	9.3%

Net earnings attributable to noncontrolling interests	(3.6)	-0.4%	(3.3)	-0.3%	(0.3)	-9.1%

Net earnings attributable to Snap-on Inc.	$153.2	15.3%	$140.1	14.9%	$13.1	9.4%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $921.4 million in the second quarter of 2017 increased $49.1 million, or 5.6%, from 2016 levels, reflecting a $23.2 million, or 2.7%, increase in organic sales (a non-GAAP financial measure that excludes acquisition-related sales and the impact of foreign currency translation) and $38.4 million of acquisition-related sales, partially offset by $12.5 million of unfavorable foreign currency translation. Snap-on has significant international operations and is subject to risks inherent with foreign operations, including foreign currency translation fluctuations.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Gross profit of $463.0 million in the second quarter of 2017 compared to $431.3 million last year. Gross margin (gross profit as a percentage of net sales) of 50.2% in the quarter improved 80 basis points (100 basis points (“bps”) equals 1.0 percent) from 49.4% last year due to benefits from higher sales and savings from the company’s “Rapid Continuous Improvement” or “RCI initiatives,” partially offset by 20 bps of unfavorable foreign currency effects. Restructuring costs included in gross profit were $0.8 million in the second quarter of 2016.

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

Operating expenses of $279.3 million in the second quarter of 2017 compared to $264.9 million last year. The operating expense margin (operating expenses as a percentage of net sales) of 30.3% was unchanged from last year as sales volume leverage and other benefits were offset by 70 bps of operating expenses for acquisitions. Restructuring costs included in operating expenses were $0.1 million in the second quarter of 2016.

Operating earnings before financial services of $183.7 million in the second quarter of 2017, including $4.4 million of unfavorable foreign currency effects, increased $17.3 million, or 10.4%, as compared to $166.4 million last year. As a percentage of net sales, operating earnings before financial services of 19.9% in the quarter improved 80 bps from 19.1% last year.

Financial services revenue of $77.7 million in the second quarter of 2017 compared to revenue of $69.3 million last year. Financial services operating earnings of $54.6 million in the second quarter of 2017, including $0.5 million of unfavorable foreign currency effects, increased $5.1 million, or 10.3%, as compared to $49.5 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.

Operating earnings of $238.3 million in the second quarter of 2017, including $4.9 million of unfavorable foreign currency effects, increased $22.4 million, or 10.4%, from $215.9 million last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 23.9% in the quarter improved 100 bps from 22.9% last year.

Interest expense was $13.0 million and $12.9 million in the respective second quarters of 2017 and 2016. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was expense of $1.9 million and income of $1.2 million in the respective second quarters of 2017 and 2016. Other income (expense) – net reflects net gains and losses associated with hedging and currency exchange rate transactions, and interest income. See Note 15 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s second quarter effective income tax rate on earnings attributable to Snap-on was 30.6% in 2017 and 31.0% in 2016. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on of $153.2 million, or $2.60 per diluted share, in the second quarter of 2017 increased $13.1 million, or $0.24 per diluted share, from 2016 levels. Net earnings attributable to Snap-on in the second quarter of 2016 were $140.1 million or $2.36 per diluted share.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Recent Acquisitions

On May 4, 2017, Snap-on acquired Norbar Torque Tools Holding Limited, along with its U.S. and Chinese joint ventures (“Norbar”), for a preliminary cash purchase price of $72.4 million (or $70.7 million, net of cash acquired). Norbar, based in Banbury, U.K., designs and manufactures a full range of torque products, including wrenches, multipliers and calibrators for use in critical industries. For segment reporting purposes, the results of operations and assets of Norbar have been included in the Commercial & Industrial Group since the acquisition date.

On January 30, 2017, Snap-on acquired BTC Global Limited (“BTC”) for a cash purchase price of $9.2 million. BTC, based in Crewe, U.K., designs and implements automotive vehicle inspection and management software for original equipment manufacturer (“OEM”) franchise repair shops. For segment reporting purposes, the results of operations and assets of BTC have been included in the Repair Systems & Information Group since the acquisition date.

On November 16, 2016, Snap-on acquired Ryeson Corporation (d/b/a Sturtevant Richmont) for a purchase price of $13.0 million (or $12.6 million, net of cash acquired), which reflects a $0.1 million working capital adjustment finalized in the first quarter of 2017. Sturtevant Richmont designs, manufactures and distributes mechanical and electronic torque wrenches as well as wireless torque error proofing systems for a variety of industrial applications. For segment reporting purposes, the results of operations and assets of Sturtevant Richmont have been included in the Commercial & Industrial Group since the acquisition date.

On October 31, 2016, Snap-on acquired Car-O-Liner Holding AB (“Car-O-Liner”) for a purchase price of $152.0 million (or $148.1 million, net of cash acquired), which reflects a $0.2 million working capital adjustment finalized in the first quarter of 2017. Car-O-Liner designs and manufactures collision repair equipment, and information and truck alignment systems. For segment reporting purposes, substantially all of Car-O-Liner’s results of operations and assets have been included in the Repair Systems & Information Group since the acquisition date, with the remaining portions included in the Commercial & Industrial Group.

Pro forma financial information has not been presented for any of these acquisitions as the net effects, individually and collectively, were neither significant nor material to Snap-on’s results of operations or financial position.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Results of operations for the six months ended July 1, 2017, and July 2, 2016, are as follows:

	Six Months Ended
(Amounts in millions)	July 1, 2017		July 2, 2016		Change
Net sales	$1,808.5	100.0%	$1,706.5	100.0%	$102.0	6.0%
Cost of goods sold	(897.5)	-49.6%	(859.9)	-50.4%	(37.6)	-4.4%

Gross profit	911.0	50.4%	846.6	49.6%	64.4	7.6%
Operating expenses	(557.8)	-30.9%	(524.8)	-30.7%	(33.0)	-6.3%

Operating earnings before financial services	353.2	19.5%	321.8	18.9%	31.4	9.8%

Financial services revenue	154.5	100.0%	135.6	100.0%	18.9	13.9%
Financial services expenses	(47.4)	-30.7%	(39.1)	-28.8%	(8.3)	-21.2%

Operating earnings from financial services	107.1	69.3%	96.5	71.2%	10.6	11.0%

Operating earnings	460.3	23.4%	418.3	22.7%	42.0	10.0%
Interest expense	(25.7)	-1.3%	(26.0)	-1.4%	0.3	1.2%
Other income (expense) – net	(3.6)	-0.1%	0.5	–	(4.1)	NM

Earnings before income taxes and equity earnings	431.0	22.0%	392.8	21.3%	38.2	9.7%
Income tax expense	(129.9)	-6.6%	(119.8)	-6.5%	(10.1)	-8.4%

Earnings before equity earnings	301.1	15.4%	273.0	14.8%	28.1	10.3%
Equity earnings, net of tax	0.8	–	1.7	0.1%	(0.9)	-52.9%

Net earnings	301.9	15.4%	274.7	14.9%	27.2	9.9%
Net earnings attributable to noncontrolling interests	(7.1)	-0.4%	(6.3)	-0.3%	(0.8)	-12.7%

Net earnings attributable to Snap-on Inc.	$294.8	15.0%	$268.4	14.6%	$26.4	9.8%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $1,808.5 million in the first six months of 2017 increased $102.0 million, or 6.0%, from 2016 levels, reflecting a $56.6 million, or 3.4%, organic sales gain and $67.5 million of acquisition-related sales, partially offset by $22.1 million of unfavorable foreign currency translation.

Gross profit of $911.0 million in the first six months of 2017 compared to $846.6 million last year. Gross margin of 50.4% in 2017 improved 80 bps from 49.6% last year primarily due to benefits from higher sales and savings from the company’s RCI initiatives, partially offset by 10 bps of unfavorable foreign currency effects. Restructuring costs reflected in gross profit were $0.8 million in the first six months of 2016.

Operating expenses of $557.8 million in the first six months of 2017 compared to $524.8 million last year. The operating expense margin of 30.9% in 2017 increased 20 bps from 30.7% last year as 60 bps of operating expenses from acquisitions and 10 bps of unfavorable foreign currency translation were partially offset by benefits from sales volume leverage. Restructuring costs included in operating expenses were $0.1 million in the first six months of 2016.

Operating earnings before financial services of $353.2 million in the first six months of 2017, including $8.2 million of unfavorable foreign currency effects, increased $31.4 million, or 9.8%, as compared to $321.8 million last year. As a percentage of net sales, operating earnings before financial services of 19.5% improved 60 bps from 18.9% last year.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Financial services revenue of $154.5 million in the first six months of 2017 compared to revenue of $135.6 million last year. Financial services operating earnings of $107.1 million in 2017, including $0.8 million of unfavorable foreign currency effects, increased $10.6 million, or 11.0%, as compared to $96.5 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.

Operating earnings of $460.3 million in the first six months of 2017, including $9.0 million of unfavorable foreign currency effects, increased $42.0 million, or 10.0%, from $418.3 million last year. As a percentage of revenues, operating earnings of 23.4% improved 70 bps from 22.7% last year.

Interest expense of $25.7 million in the first six months of 2017 decreased $0.3 million from $26.0 million last year. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was expense of $3.6 million and income $0.5 million in the respective first six months of 2017 and 2016. See Note 15 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.

In the first six months of 2017 and 2016, Snap-on’s effective income tax rate on earnings attributable to Snap-on was 30.6% and 31.0%, respectively. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on of $294.8 million, or $4.98 per diluted share, in the first six months of 2017 increased $26.4 million, or $0.46 per diluted share, from 2016 levels. Net earnings attributable to Snap-on in the first six months of 2016 were $268.4 million or $4.52 per diluted share.

Exit and Disposal Activities

Snap-on did not record any costs for exit and disposal activities in the first six months of 2017 or the first quarter of 2016. Snap-on recorded $0.9 million of costs for exit and disposal activities in the second quarter of 2016. See Note 6 to the Condensed Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	July 1, 2017		July 2, 2016		Change
External net sales	$236.5	76.3%	$216.9	75.9%	$19.6	9.0%
Intersegment net sales	73.5	23.7%	68.8	24.1%	4.7	6.8%

Segment net sales	310.0	100.0%	285.7	100.0%	24.3	8.5%
Cost of goods sold	(189.2)	-61.0%	(174.3)	-61.0%	(14.9)	-8.5%

Gross profit	120.8	39.0%	111.4	39.0%	9.4	8.4%
Operating expenses	(78.1)	-25.2%	(72.1)	-25.2%	(6.0)	-8.3%

Segment operating earnings	$42.7	13.8%	$39.3	13.8%	$3.4	8.7%

Segment net sales of $310.0 million in the second quarter of 2017 increased $24.3 million, or 8.5%, from 2016 levels, reflecting a $13.3 million, or 4.7%, organic sales gain and $15.9 million of acquisition-related sales, partially offset by $4.9 million of unfavorable foreign currency translation. The organic sales increase primarily includes a high single-digit gain in the segment’s European-based hand tools business and a mid single-digit gain in sales to customers in critical industries.

Segment gross profit of $120.8 million in the second quarter of 2017 compared to $111.4 million last year. Second quarter gross margin was 39.0% in both 2017 and 2016.

Segment operating expenses of $78.1 million in the second quarter of 2017 compared to $72.1 million last year. The operating expense margin of 25.2% was the same in both years primarily due to sales volume leverage, offset by increased costs, including higher costs for research and engineering activities, and 30 bps of operating expenses for acquisitions.

As a result of these factors, segment operating earnings of $42.7 million in the second quarter of 2017 increased $3.4 million from 2016 levels. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group was 13.8% in both the second quarters of 2017 and 2016.

	Six Months Ended
(Amounts in millions)	July 1, 2017		July 2, 2016		Change
External net sales	$462.1	75.9%	$431.4	75.3%	$30.7	7.1%
Intersegment net sales	146.6	24.1%	141.3	24.7%	5.3	3.8%

Segment net sales	608.7	100.0%	572.7	100.0%	36.0	6.3%
Cost of goods sold	(371.3)	-61.0%	(350.8)	-61.3%	(20.5)	-5.8%

Gross profit	237.4	39.0%	221.9	38.7%	15.5	7.0%
Operating expenses	(153.1)	-25.2%	(141.5)	-24.7%	(11.6)	-8.2%

Segment operating earnings	$84.3	13.8%	$80.4	14.0%	$3.9	4.9%

Segment net sales of $608.7 million in the first six months of 2017 increased $36.0 million, or 6.3%, from 2016 levels, reflecting a $21.9 million, or 3.9%, organic sales gain and $23.7 million of acquisition-related sales, partially offset by $9.6 million of unfavorable foreign currency translation. The organic sales increase primarily includes mid single-digit gains in the segment’s European-based hand tools business and in sales to customers in critical industries.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Segment gross profit of $237.4 million in the first six months of 2017 compared to $221.9 million last year. Gross margin of 39.0% improved 30 bps from 38.7% last year primarily due to favorable foreign currency effects, partially offset by a 10 bps impact from acquisitions.

Segment operating expenses of $153.1 million in the first six months of 2017 compared to $141.5 million last year. The operating expense margin of 25.2% increased 50 bps from 24.7% last year primarily due to increased costs, including higher costs for research and engineering activities, and 30 bps of operating expenses for acquisitions.

As a result of these factors, segment operating earnings of $84.3 million in the first six months of 2017, including $0.9 million of favorable foreign currency effects, increased $3.9 million from 2016 levels. Operating margin for the Commercial & Industrial Group of 13.8% in the first six months of 2017 declined 20 bps from 14.0% last year.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	July 1, 2017		July 2, 2016		Change
Segment net sales	$413.8	100.0%	$416.7	100.0%	$(2.9)	-0.7%
Cost of goods sold	(230.2)	-55.6%	(234.6)	-56.3%	4.4	1.9%

Gross profit	183.6	44.4%	182.1	43.7%	1.5	0.8%
Operating expenses	(103.0)	-24.9%	(105.8)	-25.4%	2.8	2.6%

Segment operating earnings	$80.6	19.5%	$76.3	18.3%	$4.3	5.6%

Segment net sales of $413.8 million in the second quarter of 2017 decreased $2.9 million, or 0.7%, from 2016 levels, reflecting a $2.1 million, or 0.5%, organic sales gain, offset by $5.0 million of unfavorable foreign currency translation. The organic sales increase includes a double-digit gain in the company’s international franchise operations, largely offset by a low single-digit decrease in the company’s U.S. franchise operations.

Segment gross profit of $183.6 million in the second quarter of 2017 compared to $182.1 million last year. Gross margin of 44.4% improved 70 bps from 43.7% last year primarily due to benefits from sales of higher gross margin products and savings from RCI initiatives, partially offset by 50 bps of unfavorable foreign currency effects.

Segment operating expenses of $103.0 million in the second quarter of 2017 compared to $105.8 million last year. The operating expense margin of 24.9% improved 50 bps from 25.4% last year primarily due to sales volume leverage in the company’s international franchise operations.

As a result of these factors, segment operating earnings of $80.6 million in the second quarter of 2017, including $3.2 million of unfavorable foreign currency effects, increased $4.3 million from 2016 levels. Operating margin for the Snap-on Tools Group of 19.5% in the second quarter of 2017 improved 120 bps from 18.3% last year.

	Six Months Ended
(Amounts in millions)	July 1, 2017		July 2, 2016		Change
Segment net sales	$823.2	100.0%	$819.2	100.0%	$4.0	0.5%
Cost of goods sold	(462.5)	-56.2%	(463.9)	-56.6%	1.4	0.3%

Gross profit	360.7	43.8%	355.3	43.4%	5.4	1.5%
Operating expenses	(209.8)	-25.5%	(212.3)	-25.9%	2.5	1.2%

Segment operating earnings	$150.9	18.3%	$143.0	17.5%	$7.9	5.5%

Segment net sales of $823.2 million in the first six months of 2017 increased $4.0 million, or 0.5%, from 2016 levels, reflecting a $12.2 million, or 1.5%, organic sales gain, partially offset by $8.2 million of unfavorable foreign currency translation. The organic sales increase includes a double-digit sales gain in the company’s international franchise operations, while sales in the company’s U.S. franchise operations were essentially flat year over year.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Segment gross profit of $360.7 million in the first six months of 2017 compared to $355.3 million last year. Gross margin of 43.8% improved 40 bps from 43.4% last year primarily due to benefits from higher sales and savings from RCI initiatives, partially offset by 60 bps of unfavorable foreign currency effects.

Segment operating expenses of $209.8 million in the first six months of 2017 compared to $212.3 million last year. The operating expense margin of 25.5% improved 40 bps from 25.9% last year primarily due to sales volume leverage.

As a result of these factors, segment operating earnings of $150.9 million in the first six months of 2017, including $6.9 million of unfavorable foreign currency effects, increased $7.9 million from 2016 levels. Operating margin for the Snap-on Tools Group of 18.3% in the first six months of 2017 improved 80 bps from 17.5% last year.

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	July 1, 2017		July 2, 2016		Change
External net sales	$271.1	80.2%	$238.7	80.9%	$32.4	13.6%
Intersegment net sales	67.0	19.8%	56.5	19.1%	10.5	18.6%

Segment net sales	338.1	100.0%	295.2	100.0%	42.9	14.5%
Cost of goods sold	(179.5)	-53.1%	(157.4)	-53.3%	(22.1)	-14.0%

Gross profit	158.6	46.9%	137.8	46.7%	20.8	15.1%
Operating expenses	(76.7)	-22.7%	(63.3)	-21.5%	(13.4)	-21.2%

Segment operating earnings	$81.9	24.2%	$74.5	25.2%	$7.4	9.9%

Segment net sales of $338.1 million in the second quarter of 2017 increased $42.9 million, or 14.5%, from 2016 levels, reflecting a $24.1 million, or 8.3%, organic sales gain and $22.5 million of acquisition-related sales, partially offset by $3.7 million of unfavorable foreign currency translation. The organic sales increase includes high single-digit gains in sales of diagnostic and repair information products to independent repair shop owners and managers, a high single-digit sales increase to OEM dealerships, and a mid single-digit sales increase of undercar equipment.

Segment gross profit of $158.6 million in the second quarter of 2017 compared to $137.8 million last year. Gross margin of 46.9% improved 20 bps from 46.7% last year as a result of 80 bps of benefits from acquisitions, partially offset by a shift in sales that included higher volumes of lower gross margin products. Restructuring costs included in gross profit were $0.8 million in the second quarter of 2016.

Segment operating expenses of $76.7 million in the second quarter of 2017 compared to $63.3 million last year. The operating expense margin of 22.7% increased 120 bps from 21.5% last year primarily due to 200 bps of impact from acquisitions, partially offset by benefits of sales volume leverage. Restructuring costs included in operating expenses were $0.1 million in the second quarter of 2016.

As a result of these factors, segment operating earnings of $81.9 million in the second quarter of 2017, including $1.2 million of unfavorable foreign currency effects, increased $7.4 million from 2016 levels. Operating margin for the Repair Systems & Information Group of 24.2% in the second quarter of 2017 decreased 100 bps from 25.2% last year.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

	Six Months Ended
(Amounts in millions)	July 1, 2017		July 2, 2016		Change
External net sales	$523.2	79.6%	$455.9	79.4%	$67.3	14.8%
Intersegment net sales	133.7	20.4%	118.1	20.6%	15.6	13.2%

Segment net sales	656.9	100.0%	574.0	100.0%	82.9	14.4%
Cost of goods sold	(344.0)	-52.4%	(304.6)	-53.1%	(39.4)	-12.9%

Gross profit	312.9	47.6%	269.4	46.9%	43.5	16.1%
Operating expenses	(152.3)	-23.2%	(125.9)	-21.9%	(26.4)	-21.0%

Segment operating earnings	$160.6	24.4%	$143.5	25.0%	$17.1	11.9%

Segment net sales of $656.9 million in the first six months of 2017 increased $82.9 million, or 14.4%, from 2016 levels, reflecting a $45.7 million, or 8.1%, organic sales gain and $43.8 million of acquisition-related sales, partially offset by $6.6 million of unfavorable foreign currency translation. The organic sales increase includes high single-digit gains in sales of diagnostic and repair information products to independent repair shop owners and managers, in sales of undercar equipment, and in sales to OEM dealerships.

Segment gross profit of $312.9 million in the first six months of 2017 compared to $269.4 million last year. Gross margin of 47.6% improved 70 bps from 46.9% last year primarily due to savings from RCI initiatives and benefits from acquisitions. Restructuring costs included in gross profit were $0.8 million in the first six months of 2016.

Segment operating expenses of $152.3 million in the first six months of 2017 compared to $125.9 million last year. The operating expense margin of 23.2% increased 130 bps from 21.9% last year primarily due to 200 bps of impact from acquisitions, partially offset by sales volume leverage. Restructuring costs included in operating expenses were $0.1 million in the first six months of 2016.

As a result of these factors, segment operating earnings of $160.6 million in the first six months of 2017, including $2.2 million of unfavorable foreign currency effects, increased $17.1 million from 2016 levels. Operating margin for the Repair Systems & Information Group of 24.4% in the first six months of 2017 decreased 60 bps from 25.0% last year.

Financial Services

	Three Months Ended
(Amounts in millions)	July 1, 2017		July 2, 2016		Change
Financial services revenue	$77.7	100.0%	$69.3	100.0%	$8.4	12.1%
Financial services expenses	(23.1)	-29.7%	(19.8)	-28.6%	(3.3)	-16.7%

Segment operating earnings	$54.6	70.3%	$49.5	71.4%	$5.1	10.3%

Financial services revenue of $77.7 million in the second quarter of 2017 increased $8.4 million, or 12.1%, from $69.3 million last year primarily due to $8.7 million of higher revenue as a result of continued growth of the company’s financial services portfolio, partially offset by $0.2 million of decreased revenue from average yields on contract receivables. In the second quarters of 2017 and 2016, the average yield on finance receivables was 17.9% for both periods, and the respective average yield on contract receivables was 9.1% and 9.3%. Originations of $270.6 million in the second quarter of 2017 decreased $10.4 million, or 3.7%, from 2016 levels.

Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses of $23.1 million in the second quarter of 2017 increased $3.3 million from $19.8 million last year primarily due to changes in both the size of the portfolio and in the provisions for credit losses. As a percentage of the average financial services portfolio, financial services expenses were 1.2% in each of the second quarters of 2017 and 2016, respectively.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Financial services operating earnings of $54.6 million in the second quarter of 2017, including $0.5 million of unfavorable foreign currency effects, increased $5.1 million, or 10.3%, from 2016 levels.

	Six Months Ended
(Amounts in millions)	July 1, 2017		July 2, 2016		Change
Financial services revenue	$154.5	100.0%	$135.6	100.0%	$18.9	13.9%
Financial services expenses	(47.4)	-30.7%	(39.1)	-28.8%	(8.3)	-21.2%

Segment operating earnings	$107.1	69.3%	$96.5	71.2%	$10.6	11.0%

Financial services revenue of $154.5 million in the first six months of 2017 increased $18.9 million, or 13.9%, from $135.6 million last year primarily due to $19.2 million of higher revenue as a result of continued growth of the company’s financial services portfolio, partially offset by $0.4 million of decreased revenue from average yields on contract receivables. In the first six months of 2017 and 2016, the average yield on finance receivables was 17.9% for both periods, and the respective average yield on contract receivables was 9.2% and 9.4%. Originations of $535.2 million in 2017 decreased $10.4 million, or 1.9%, from 2016 levels.

Financial services expenses of $47.4 million in the first six months of 2017 increased $8.3 million from $39.1 million last year primarily due to changes in both the size of the portfolio and in the provisions for credit losses. As a percentage of the average financial services portfolio, financial services expenses were 2.5% and 2.4% in the respective first six months of 2017 and 2016.

Financial services operating earnings of $107.1 million in the first six months of 2017, including $0.8 million of unfavorable foreign currency effects, increased $10.6 million, or 11.0%, from 2016 levels.

See Note 3 to the Condensed Consolidated Financial Statements for further information on financial services.

Corporate

Snap-on’s second quarter 2017 general corporate expenses of $21.5 million decreased $2.2 million from $23.7 million last year. The year-over-year decrease in general corporate expenses primarily reflects lower pension expense.

Snap-on’s general corporate expenses in the first six months of 2017 of $42.6 million decreased $2.5 million from $45.1 million last year. The year-over-year decrease in general corporate expenses primarily reflects lower pension expense.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the three months ended July 1, 2017, and July 2, 2016, is as follows:

	Operations*		Financial Services
(Amounts in millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$921.4	$872.3	$–	$–
Cost of goods sold	(458.4)	(441.0)	–	–

Gross profit	463.0	431.3	–	–
Operating expenses	(279.3)	(264.9)	–	–

Operating earnings before financial services	183.7	166.4	–	–

Financial services revenue	–	–	77.7	69.3
Financial services expenses	–	–	(23.1)	(19.8)

Operating earnings from financial services	–	–	54.6	49.5

Operating earnings	183.7	166.4	54.6	49.5
Interest expense	(12.9)	(12.8)	(0.1)	(0.1)
Intersegment interest income (expense) – net	17.9	18.3	(17.9)	(18.3)
Other income (expense) – net	(1.9)	1.2	–	–

Earnings before income taxes and equity earnings	186.8	173.1	36.6	31.1
Income tax expense	(53.7)	(50.7)	(13.6)	(11.5)

Earnings before equity earnings	133.1	122.4	23.0	19.6
Financial services – net earnings attributable to Snap-on	23.0	19.6	–	–
Equity earnings, net of tax	0.7	1.4	–	–

Net earnings	156.8	143.4	23.0	19.6
Net earnings attributable to noncontrolling interests	(3.6)	(3.3)	–	–

Net earnings attributable to Snap-on	$153.2	$140.1	$23.0	$19.6

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the six months ended July 1, 2017, and July 2, 2016, is as follows:

	Operations*		Financial Services
(Amounts in millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$1,808.5	$1,706.5	$–	$–
Cost of goods sold	(897.5)	(859.9)	–	–

Gross profit	911.0	846.6	–	–
Operating expenses	(557.8)	(524.8)	–	–

Operating earnings before financial services	353.2	321.8	–	–

Financial services revenue	–	–	154.5	135.6
Financial services expenses	–	–	(47.4)	(39.1)

Operating earnings from financial services	–	–	107.1	96.5

Operating earnings	353.2	321.8	107.1	96.5
Interest expense	(25.5)	(25.8)	(0.2)	(0.2)
Intersegment interest income (expense) – net	35.4	35.6	(35.4)	(35.6)
Other income (expense) – net	(3.6)	0.5	–	–

Earnings before income taxes and equity earnings	359.5	332.1	71.5	60.7
Income tax expense	(103.4)	(97.4)	(26.5)	(22.4)

Earnings before equity earnings	256.1	234.7	45.0	38.3
Financial services – net earnings attributable to Snap-on	45.0	38.3	–	–
Equity earnings, net of tax	0.8	1.7	–	–

Net earnings	301.9	274.7	45.0	38.3
Net earnings attributable to noncontrolling interests	(7.1)	(6.3)	–	–

Net earnings attributable to Snap-on	$294.8	$268.4	$45.0	$38.3

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheet information as of July 1, 2017, and December 31, 2016, is as follows:

	Operations*		Financial Services
(Amounts in millions)	July 1, 2017	December 31, 2016	July 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$88.9	$77.5	$0.1	$0.1
Intersegment receivables	19.8	15.0	–	–
Trade and other accounts receivable – net	644.6	598.2	0.7	0.6
Finance receivables – net	–	–	496.5	472.5
Contract receivables – net	8.0	7.9	74.4	80.2
Inventories – net	601.4	530.5	–	–
Prepaid expenses and other assets	125.3	122.4	1.4	1.1

Total current assets	1,488.0	1,351.5	573.1	554.5

Property and equipment – net	461.9	423.8	1.5	1.4
Investment in Financial Services	302.7	288.7	–	–
Deferred income tax assets	46.6	49.1	25.2	23.7
Intersegment long-term notes receivable	508.4	584.7	–	–
Long-term finance receivables – net	–	–	998.6	934.5
Long-term contract receivables – net	11.3	11.2	288.1	275.5
Goodwill	899.2	895.5	–	–
Other intangibles – net	256.3	184.6	–	–
Other assets	52.8	47.9	0.1	0.1

Total assets	$4,027.2	$3,837.0	$1,886.6	$1,789.7

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Non-GAAP Supplemental Consolidating Data – Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	July 1, 2017	December 31, 2016	July 1, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$100.2	$151.4	$250.0	$150.0
Accounts payable	201.6	170.3	0.7	0.6
Intersegment payables	–	–	19.8	15.0
Accrued benefits	43.7	52.8	–	–
Accrued compensation	67.0	85.7	2.5	4.1
Franchisee deposits	65.7	66.7	–	–
Other accrued liabilities	317.7	292.1	31.9	22.8

Total current liabilities	795.9	819.0	304.9	192.5

Long-term debt and intersegment long-term debt	–	–	1,264.0	1,293.5
Deferred income tax liabilities	21.9	13.1	–	–
Retiree health care benefits	35.1	36.7	–	–
Pension liabilities	213.9	246.5	–	–
Other long-term liabilities	87.4	86.5	15.0	15.0

Total liabilities	1,154.2	1,201.8	1,583.9	1,501.0

Total shareholders’ equity attributable to Snap-on Inc.	2,854.9	2,617.2	302.7	288.7
Noncontrolling interests	18.1	18.0	–	–

Total equity	2,873.0	2,635.2	302.7	288.7

Total liabilities and equity	$4,027.2	$3,837.0	$1,886.6	$1,789.7

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations and collections of finance receivables, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for scheduled debt repayments (including the repayment of $250 million of unsecured 4.25% notes, due January 15, 2018 (the “2018 Notes”)), payments of interest and dividends, new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise. Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on July 14, 2017, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.

As of July 1, 2017, working capital (current assets less current liabilities) of $960.3 million increased $65.8 million from $894.5 million as of December 31, 2016 (fiscal 2016 year end) due to a $150.1 million net increase in total current assets, partially offset by an $84.3 million increase in total current liabilities as discussed below.

The following represents the company’s working capital position as of July1, 2017, and December 31, 2016:

(Amounts in millions)	July 1, 2017	December 31, 2016
Cash and cash equivalents	$89.0	$77.6
Trade and other accounts receivable – net	645.3	598.8
Finance receivables – net	496.5	472.5
Contract receivables – net	82.4	88.1
Inventories – net	601.4	530.5
Prepaid expenses and other assets	119.5	116.5

Total current assets	2,034.1	1,884.0

Notes payable and current maturities of long-term debt	(350.2)	(301.4)
Accounts payable	(202.3)	(170.9)
Other current liabilities	(521.3)	(517.2)

Total current liabilities	(1,073.8)	(989.5)

Total working capital	$960.3	$894.5

Cash and cash equivalents of $89.0 million as of July 1, 2017, increased $11.4 million from 2016 year-end levels primarily due to (i) $352.9 million of cash from collections of finance receivables; (ii) $319.5 million of cash generated from operations, including $14.9 million of cash proceeds from the first-quarter 2017 settlement of a treasury lock; (iii) $297.8 million of net proceeds from the February 15, 2017 issuance of $300 million of unsecured 3.25% notes that mature on March 1, 2027 (the “2027 Notes”); and (iv) $34.6 million of cash proceeds from stock purchase and option plan exercises. These increases in cash and cash equivalents were partially offset by (i) the funding of $458.8 million of new finance receivables; (ii) the January 2017 repayment of $150 million of long-term notes at maturity (the “2017 Notes”); (iii) the repurchase of 745,000 shares of the company’s common stock for $122.5 million; (iv) dividend payments to shareholders of $82.3 million; (v) the funding of $80.2 million for acquisitions; (vi) the net repayment of $52.7 million of other short-term borrowings; and (vii) the funding of $34.4 million of capital expenditures.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Of the $89.0 million of cash and cash equivalents as of July 1, 2017, $71.1 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. The repatriation of cash from certain foreign subsidiaries could have adverse net tax consequences on the company should Snap-on be required to pay and record U.S. income taxes and foreign withholding taxes on such funds. Alternatively, the repatriation of cash from certain other foreign subsidiaries could result in favorable net tax consequences for the company. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it does not incur unfavorable net tax consequences.

Trade and other accounts receivable – net of $645.3 million as of July 1, 2017, increased $46.5 million from 2016 year-end levels primarily due to higher sales, $15.4 million of foreign currency translation and $7.1 million of receivables related to the Norbar and BTC acquisitions. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 66 days at July 1, 2017, and 63 days at December 31, 2016.

The current portions of net finance and contract receivables of $578.9 million as of July 1, 2017, compared to $560.6 million at 2016 year end. The long-term portions of net finance and contract receivables of $1,298.0 million as of July 1, 2017, compared to $1,221.2 million at 2016 year end. The combined $95.1 million increase in net current and long-term finance and contract receivables over 2016 year-end levels is primarily due to continued growth of the company’s financial services portfolio and $11.0 million of foreign currency translation.

Inventories – net of $601.4 million as of July 1, 2017, increased $70.9 million from 2016 year-end levels primarily to support continued higher customer demand and new product introductions, as well as $16.6 million of foreign currency translation and $4.8 million of inventories related to the Norbar acquisition. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 3.2 turns and 3.3 turns as of July 1, 2017, and December 31, 2016, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 60% and 59% of total inventories as of July 1, 2017, and December 31, 2016, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $74.0 million and $73.2 million as of July 1, 2017, and December 31, 2016, respectively.

Notes payable and current maturities of long-term debt of $350.2 million as of July 1, 2017, included $250 million of the 2018 Notes, $83.5 million of commercial paper borrowings and $16.7 million of other notes. As of 2016 year end, notes payable and current maturities of long-term debt of $301.4 million included $150 million of the 2017 Notes (that were repaid upon maturity in January 2017), $130 million of commercial paper borrowings and $21.4 million of other notes. As of 2016 year end, the 2018 Notes were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the 2016 year-end balance sheet date.

Accounts payable of $202.3 million as of July 1, 2017, increased $31.4 million from 2016 year-end levels primarily due to the timing of payments and $4.3 million of foreign currency translation.

Other accrued liabilities of $342.4 million as of July 1, 2017, increased $34.5 million from 2016 year-end levels primarily due to higher income tax accruals and $7.0 million of foreign currency translation.

Long-term debt of $755.6 million as of July 1, 2017, consisted of (i) $200 million of unsecured 6.70% notes that mature in 2019; (ii) $250 million of unsecured 6.125% notes that mature in 2021; (iii) $300 million of the 2027 Notes; and (iv) $5.6 million of other long-term debt. Long-term debt of $708.8 million as of 2016 year end consisted of (i) $250 million of the 2018 Notes; (ii) $200 million of unsecured 6.70% notes that mature in 2019; (iii) $250 million of unsecured 6.125% notes that mature in 2021; and (iv) $8.8 million of other long-term debt. As of 2016 year end, the 2018 Notes were included in “Long-term debt” on the accompanying Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the 2016 year-end balance sheet date; the 2027 Notes were issued in February 2017.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); as of July 1, 2017, no amounts were outstanding under the Credit Facility. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of July 1, 2017, the company’s actual ratios of 0.25 and 1.07, respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.

Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of July 1, 2017, Snap-on was in compliance with all covenants of its Credit Facility and other debt agreements.

Snap-on believes it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis, including the repayment of the 2018 Notes upon maturity. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under the revolving Credit Facility. Snap-on believes that it can access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include scheduled debt payments (including the repayment of the 2018 Notes), payments of interest and dividends, funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise. Snap-on intends to make contributions of $7.1 million to its foreign pension plans and $2.3 million to its domestic pension plans in 2017, as required by law. In the first six months of 2017, Snap-on made $30.0 million of discretionary cash contributions to its domestic pension plans; depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in the balance of 2017.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, additional fixed-term debt and/or securitizations.

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities was $319.5 million and $303.7 million in the first six months of 2017 and 2016, respectively. The $15.8 million year-over-year increase in net cash provided by operating activities primarily reflects higher net earnings, $14.9 million of cash proceeds from the settlement of a treasury lock, and net changes in operating assets and liabilities.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Investing Activities

Net cash used by investing activities of $220.3 million in the first six months of 2017 included additions to finance receivables of $458.8 million, partially offset by collections of $352.9 million. Net cash used by investing activities of $174.9 million in the first six months of 2016 included additions to finance receivables of $475.1 million, partially offset by collections of $341.4 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with average payment terms approaching four years.

Net cash used by investing activities in the first six months of 2017 also included, on a preliminary basis, a total of $80.2 million (net of $1.7 million of cash acquired) for acquisitions. See Note 2 to the Consolidated Financial Statements for information on acquisitions.

Capital expenditures were $34.4 million and $40.1 million in the first six months of 2017 and 2016, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and Rapid Continuous Improvement.

Financing Activities

Net cash used by financing activities of $90.0 million in the first six months of 2017 included the $150 million repayment of the 2017 Notes at maturity, the net repayment of $52.7 million of other short-term borrowings, and the other items discussed below. These amounts were partially offset by Snap-on’s sale, on February 15, 2017, of $300 million of the 2027 Notes at a discount, from which Snap-on received $297.8 million of net proceeds, reflecting $1.9 million of transaction costs. Net cash used by financing activities was $101.9 million in the first six months of 2016.

Proceeds from stock purchase and option plan exercises totaled $34.6 million and $28.4 million in the respective first six months of 2017 and 2016. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans and stock options, as well as for other corporate purposes. In the first six months of 2017, Snap-on repurchased 745,000 shares of its common stock for $122.5 million under its previously announced share repurchase programs. In the first six months of 2016, Snap-on repurchased 377,000 shares of its common stock for $58.5 million under its previously announced share repurchase programs. As of July 1, 2017, Snap-on had remaining availability to repurchase up to an additional $142.4 million in common stock pursuant to its Board of Directors’ (“Board”) authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any, in the balance of 2017.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $82.3 million and $70.9 million in the first six months of 2017 and 2016, respectively. On November 3, 2016, the Board increased the quarterly cash dividend by 16.4% to $0.71 per share ($2.84 per share annualized). Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends in the balance of 2017.

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of July 1, 2017.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Critical Accounting Policies and Estimates

Snap-on’s disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, have not materially changed since that report was filed.

Outlook

Snap-on expects to make continued progress in 2017 along its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, Snap-on expects that capital expenditures in 2017 will be in a range of $80 million to $90 million, of which $34.4 million was expended in the first six months. Snap-on also anticipates that its full year 2017 effective income tax rate will be comparable to its 2016 full year rate.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market, Credit and Economic Risks

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. Snap-on is exposed to market risk from changes in interest rates and foreign currency exchange rates, including as a result of the weakening of the British pound vis-à-vis the U.S. dollar following the United Kingdom’s vote to exit from the European Union. Snap-on is also exposed to market risk associated with the stock-based portion of its deferred compensation plans. Snap-on monitors its exposure to these risks and attempts to manage the underlying economic exposures through the use of financial instruments such as foreign currency forward contracts, interest rate swap agreements, treasury lock agreements and prepaid equity forward agreements (“equity forwards”). Snap-on does not use derivative instruments for speculative or trading purposes. Snap-on’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole. Snap-on’s management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of July 1, 2017, was $2.0 million on interest rate-sensitive financial instruments and $0.7 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

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

Economic Risk

Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. Snap-on continually monitors its exposure in these markets; for example, the company is monitoring the potential effects of the United Kingdom’s pending exit from the European Union, although it is too soon to know what effects this might have on the world economy or the company. Inflation has not had a significant impact on the company.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 1, 2017. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of July 1, 2017, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the quarter ended July 1, 2017, the company implemented new controls as part of its efforts to adopt the new revenue recognition standard (ASC Topic 606). In particular, new controls related to monitoring the adoption process and gathering information and evaluating the analyses used in the development of disclosures required before the standard’s effective date were implemented. The company evaluated the design of these new controls before adoption during the quarter ended July 1, 2017. As the implementation process continues, the company expects that there will be additional changes in internal controls over financial reporting. However, there were no other changes in internal control during the quarter ended July 1, 2017, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the second quarter of fiscal 2017, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
04/02/17 to 04/29/17	75,000	$170.55	75,000	$207.3 million
04/30/17 to 05/27/17	165,000	$167.82	165,000	$189.6 million
05/28/17 to 07/01/17	295,000	$156.64	295,000	$142.4 million

Total/Average	535,000	$162.04	535,000	N/A

N/A: Not applicable

*

Subject to further adjustment pursuant to the 1996 Authorization described below, as of July 1, 2017, the approximate value of shares that may yet be purchased pursuant to the three outstanding Board authorizations discussed below is $142.4 million.

•

In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $167.53, $160.71 and $158.00 per share of common stock as of the end of the respective fiscal 2017 months ended April 29, 2017, May 27, 2017, and July 1, 2017.

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

Other Purchases or Sales of Equity Securities

The following chart discloses information regarding transactions in shares of Snap-on’s common stock by Citibank, N.A. (“Citibank”) during the second quarter of 2017 pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.

Citibank Sales of Snap-on Stock

Period	Shares sold	Average price per share
04/02/17 to 04/29/17	4,000	$175.17
04/30/17 to 05/27/17	–	–
05/28/17 to 07/01/17	–	–

Total/Average	4,000	$175.17

Item 6: Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended July 1, 2017, and July 2, 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2017, and July 2, 2016; (iii) Condensed Consolidated Balance Sheets as of July 1, 2017, and December 31, 2016; (iv) Condensed Consolidated Statements of Equity for the six months ended July 1, 2017, and July 2, 2016; (v) Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2017, and July 2, 2016; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED

Date: July 20, 2017	/s/ Aldo J. Pagliari
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

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended July 1, 2017, and July 2, 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2017, and July 2, 2016; (iii) Condensed Consolidated Balance Sheets as of July 1, 2017, and December 31, 2016; (iv) Condensed Consolidated Statements of Equity for the six months ended July 1, 2017, and July 2, 2016; (v) Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2017, and July 2, 2016; and (vi) Notes to Condensed Consolidated Financial Statements.