Form 10-Q
period 2017-09-30
SNAP-ON Inc
filed 2017-10-19
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 13, 2017
Common Stock, $1.00 par value	57,007,188 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$903.8	$834.1	$2,712.3	$2,540.6
Cost of goods sold	(455.2)	(415.0)	(1,352.7)	(1,274.9)

Gross profit	448.6	419.1	1,359.6	1,265.7
Operating expenses	(295.5)	(261.5)	(853.3)	(786.3)

Operating earnings before financial services	153.1	157.6	506.3	479.4

Financial services revenue	79.0	71.6	233.5	207.2
Financial services expenses	(23.0)	(21.0)	(70.4)	(60.1)

Operating earnings from financial services	56.0	50.6	163.1	147.1

Operating earnings	209.1	208.2	669.4	626.5
Interest expense	(13.1)	(13.1)	(38.8)	(39.1)
Other income (expense) – net	(2.1)	(0.8)	(5.7)	(0.3)

Earnings before income taxes and equity earnings	193.9	194.3	624.9	587.1
Income tax expense	(57.2)	(59.6)	(187.1)	(179.4)

Earnings before equity earnings	136.7	134.7	437.8	407.7
Equity earnings, net of tax	0.4	0.5	1.2	2.2

Net earnings	137.1	135.2	439.0	409.9
Net earnings attributable to noncontrolling interests	(3.7)	(3.5)	(10.8)	(9.8)

Net earnings attributable to Snap-on Incorporated	$133.4	$131.7	$428.2	$400.1

Net earnings per share attributable to Snap-on Incorporated:
Basic	$2.33	$2.27	$7.43	$6.89
Diluted	2.29	2.22	7.27	6.74

Weighted-average shares outstanding:
Basic	57.2	58.0	57.6	58.1
Effect of dilutive securities	1.1	1.3	1.3	1.3

Diluted	58.3	59.3	58.9	59.4

Dividends declared per common share	$0.71	$0.61	$2.13	$1.83

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Comprehensive income (loss):
Net earnings	$137.1	$135.2	$439.0	$409.9
Other comprehensive income (loss):
Foreign currency translation*	51.4	(7.8)	138.9	(22.8)

Unrealized cash flow hedges, net of tax:
Other comprehensive income before reclassifications	–	–	6.1	–
Reclassification of cash flow hedges to net earnings	(0.5)	(0.1)	(1.2)	(0.3)
Defined benefit pension and postretirement plans:

Amortization of net unrecognized losses and prior service credits included in net periodic benefit cost	6.6	7.6	19.8	22.7
Income tax benefit	(2.3)	(2.8)	(6.9)	(8.3)

Net of tax	4.3	4.8	12.9	14.4

Total comprehensive income	$192.3	$132.1	$595.7	$401.2

Comprehensive income attributable to noncontrolling interests	(3.7)	(3.5)	(10.8)	(9.8)

Comprehensive income attributable to Snap-on Incorporated	$188.6	$128.6	$584.9	$391.4

*	There is no reclassification adjustment as there was no sale or liquidation of any foreign entity during any period presented.

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$94.1	$77.6
Trade and other accounts receivable – net	675.2	598.8
Finance receivables – net	505.8	472.5
Contract receivables – net	99.8	88.1
Inventories – net	649.9	530.5
Prepaid expenses and other assets	121.1	116.5

Total current assets	2,145.9	1,884.0

Property and equipment:
Land	24.4	19.1
Buildings and improvements	350.3	309.4
Machinery, equipment and computer software	872.8	809.6

	1,247.5	1,138.1
Accumulated depreciation and amortization	(773.3)	(712.9)

Property and equipment – net	474.2	425.2

Deferred income tax assets	81.2	72.8
Long-term finance receivables – net	1,018.6	934.5
Long-term contract receivables – net	310.4	286.7
Goodwill	924.0	895.5
Other intangibles – net	258.3	184.6
Other assets	43.6	39.9

Total assets	$5,256.2	$4,723.2

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

(Unaudited)

	September 30, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$453.4	$301.4
Accounts payable	204.7	170.9
Accrued benefits	47.8	52.8
Accrued compensation	74.8	89.8
Franchisee deposits	76.1	66.7
Other accrued liabilities	366.0	307.9

Total current liabilities	1,222.8	989.5

Long-term debt	755.0	708.8
Deferred income tax liabilities	28.5	13.1
Retiree health care benefits	34.3	36.7
Pension liabilities	181.8	246.5
Other long-term liabilities	93.8	93.4

Total liabilities	2,316.2	2,088.0

Commitments and contingencies (Note 14)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,407,599 and 67,400,250 shares, respectively)	67.4	67.4
Additional paid-in capital	344.4	317.3
Retained earnings	3,689.5	3,384.9
Accumulated other comprehensive loss	(341.8)	(498.5)
Treasury stock at cost (10,400,929 and 9,450,393 shares, respectively)	(837.7)	(653.9)

Total shareholders’ equity attributable to Snap-on Incorporated	2,921.8	2,617.2
Noncontrolling interests	18.2	18.0

Total equity	2,940.0	2,635.2

Total liabilities and equity	$5,256.2	$4,723.2

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in millions, except share data)

(Unaudited)

The following summarizes the changes in total equity for the nine month period ended September 30, 2017:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at December 31, 2016	$67.4	$317.3	$3,384.9	$(498.5)	$(653.9)	$18.0	$2,635.2
Net earnings for the nine months ended September 30, 2017	–	–	428.2	–	–	10.8	439.0
Other comprehensive income	–	–	–	156.7	–	–	156.7
Cash dividends – $2.13 per share	–	–	(123.0)	–	–	–	(123.0)
Stock compensation plans	–	27.1	–	–	28.8	–	55.9
Share repurchases – 1,348,000 shares	–	–	–	–	(212.6)	–	(212.6)
Other	–	–	(0.6)	–	–	(10.6)	(11.2)

Balance at September 30, 2017	$67.4	$344.4	$3,689.5	$(341.8)	$(837.7)	$18.2	$2,940.0

The following summarizes the changes in total equity for the nine month period ended October 1, 2016:
	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at January 2, 2016	$67.4	$296.3	$2,986.9	$(364.2)	$(573.7)	$18.0	$2,430.7
Net earnings for the nine months ended October 1, 2016	–	–	400.1	–	–	9.8	409.9
Other comprehensive loss	–	–	–	(8.7)	–	–	(8.7)
Cash dividends – $1.83 per share	–	–	(106.3)	–	–	–	(106.3)
Stock compensation plans	–	22.8	–	–	27.1	–	49.9
Share repurchases – 492,000 shares	–	–	–	–	(76.4)	–	(76.4)
Other	–	–	(0.7)	–	–	(9.8)	(10.5)

Balance at October 1, 2016	$67.4	$319.1	$3,280.0	$(372.9)	$(623.0)	$18.0	$2,688.6

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	September 30, 2017	October 1, 2016
Operating activities:
Net earnings	$439.0	$409.9
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	48.7	45.7
Amortization of other intangibles	20.7	18.2
Provision for losses on finance receivables	38.6	30.4
Provision for losses on non-finance receivables	7.9	6.1
Stock-based compensation expense	21.4	21.5
Deferred income tax benefit	(10.1)	(12.5)
Gain on sale of assets	(0.1)	(0.1)
Settlement of treasury lock	14.9	–
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in trade and other accounts receivable	(50.8)	(31.2)
Increase in contract receivables	(31.8)	(30.8)
Increase in inventories	(86.9)	(29.9)
Increase in prepaid and other assets	(9.7)	(28.5)
Increase in accounts payable	26.5	27.7
Decrease in accruals and other liabilities	(13.3)	(10.9)

Net cash provided by operating activities	415.0	415.6

Investing activities:
Additions to finance receivables	(670.0)	(691.4)
Collections of finance receivables	528.9	501.7
Capital expenditures	(57.3)	(56.6)
Acquisitions of businesses, net of cash acquired	(82.9)	–
Disposal of property and equipment	1.4	1.9
Other	(2.5)	0.3

Net cash used by investing activities	(282.4)	(244.1)

Financing activities:
Proceeds from issuance of long-term debt	297.8	–
Repayments of long-term debt	(150.0)	–
Proceeds from notes payable	16.8	4.5
Repayments of notes payable	(4.5)	(5.3)
Net increase in other short-term borrowings	38.7	15.6
Cash dividends paid	(123.0)	(106.3)
Purchases of treasury stock	(212.6)	(76.4)
Proceeds from stock purchase and option plans	36.2	32.4
Other	(18.9)	(11.3)

Net cash used by financing activities	(119.5)	(146.8)

Effect of exchange rate changes on cash and cash equivalents	3.4	–

Increase in cash and cash equivalents	16.5	24.7
Cash and cash equivalents at beginning of year	77.6	92.8

Cash and cash equivalents at end of period	$94.1	$117.5

Supplemental cash flow disclosures:
Cash paid for interest	$(49.7)	$(49.2)
Net cash paid for income taxes	(168.3)	(175.7)

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Accounting Policies

Principles of consolidation and presentation

The Condensed Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly-owned and majority-owned subsidiaries (collectively, “Snap-on” or “the company”). These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on’s 2016 Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 year end”). The company’s 2017 fiscal third quarter ended on September 30, 2017; the 2016 fiscal third quarter ended on October 1, 2016. The company’s 2017 and 2016 fiscal first, second and third quarters each contained 13 weeks of operating results.

Snap-on accounts for investments in unconsolidated affiliates where Snap-on has a greater than 20% but less than 50% ownership interest under the equity method of accounting. Investments in unconsolidated affiliates of $18.4 million as of September 30, 2017, and $15.2 million as of December 31, 2016, are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets; no equity investment dividends were received in any period presented. In the normal course of business, the company may purchase products or services from, or sell products and services to, unconsolidated affiliates. Purchases from unconsolidated affiliates were $2.4 million and $2.7 million in the respective fiscal third quarters of 2017 and 2016, and $8.1 million and $10.1 million in the respective first nine months of 2017 and 2016. Sales to unconsolidated affiliates were $0.1 million and zero in the respective fiscal third quarters of 2017 and 2016, and $0.3 million and zero in the respective first nine months of 2017 and 2016. The Condensed Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Condensed Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and nine month periods ended September 30, 2017, and October 1, 2016, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

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

New Accounting Standards

The following new accounting pronouncement was adopted in fiscal year 2017:

In January 2017, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. Snap-on early adopted this ASU in the second quarter of 2017 in conjunction with its annual impairment test. The amendments in this ASU are being applied on a prospective basis and the adoption did not have a significant impact on the company’s consolidated financial statements.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following new accounting pronouncements, and related impacts on adoption, are being evaluated by the company:

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this update also make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. ASU No. 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update. The company is currently assessing the impact this ASU will have on its consolidated financial statements.

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

The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods; early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in this ASU are to be applied retrospectively. The company does not expect the adoption of this ASU to have a significant impact on its consolidated income statement.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory. The ASU eliminates the requirement to defer the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years; early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance (i.e., the first interim period if an entity issues interim financial statements). The amendments in this ASU are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the time of adoption. The company does not expect the adoption of this ASU to have a significant impact on its the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which adds and/or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years; early adoption is permitted. The company does not expect the adoption of the ASU to have a significant impact to the designations of operating, investing and financing activities on its consolidated statement of cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), that, together with several subsequent updates, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Topic 606 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.

Entities have the option of adopting this standard using either a full retrospective approach or a modified retrospective approach (i.e., through a cumulative-effect adjustment directly to retained earnings at the time of adoption).

Snap-on commenced its assessment of Topic 606 during the second half of 2014 and developed a comprehensive project plan that included representatives from across the company’s business segments. The project plan included analyzing the standard’s impact on the company’s various revenue streams, comparing its historical accounting policies and practices to the requirements of the new standard, identifying potential differences from applying the requirements of the new standard to its contracts, and providing updates on implementation progress. The company is in the process of identifying and implementing appropriate changes to its business processes, systems and controls to support revenue recognition and disclosures under Topic 606.

As of September 30, 2017, and subject to the company’s ongoing evaluation of new transactions and contracts, the company has substantially completed its evaluation of the expected impact of adopting Topic 606 and anticipates that the adoption of this standard will not have a significant impact on the company’s consolidated financial statements. The company believes that the adoption will result in the recognition of an inventory asset related to certain product returns by increasing the returns liability and an inventory asset for the anticipated value of the returns; the corresponding increase in the inventory asset and returns liability is expected to be in the range of $24 million to $28 million at the date of adoption. The adoption will also result in the recognition of an increase in the inventory obsolescence reserve related to the anticipated value on returns in the range of $2 million to $3 million with a corresponding adjustment to beginning retained earnings.

The company expects to adopt Topic 606 at the beginning of its 2018 fiscal year using the modified retrospective approach.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Acquisitions

On July 28, 2017, Snap-on acquired Torque Control Specialist (“TCS”), for a cash purchase price of $3.6 million (or $3.5 million, net of cash acquired). TCS, based in Adelaide, Australia, distributes a full range of torque products, including wrenches, multipliers and calibrators for use in critical industries.

In the third quarter of 2017, the company substantially completed the purchase accounting valuations for the acquired net assets of TCS. The $1.9 million excess of the purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets. For segment reporting purposes, the results of operations and assets of TCS have been included in the Commercial & Industrial Group since the acquisition date.

On May 4, 2017, Snap-on acquired Norbar Torque Tools Holding Limited, along with its U.S. and Chinese joint ventures (“Norbar”), for a purchase price of $71.6 million (or $69.9 million, net of cash acquired), which reflects a $0.8 million working capital adjustment finalized in the third quarter of 2017. Norbar, based in Banbury, U.K., designs and manufactures a full range of torque products, including wrenches, multipliers and calibrators for use in critical industries.

In the third quarter of 2017, the company substantially completed the purchase accounting valuations for the acquired net assets of Norbar, including intangible assets. The $23.7 million excess of the Norbar purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets. For segment reporting purposes, the results of operations and assets of Norbar have been included in the Commercial & Industrial Group since the acquisition date.

On January 30, 2017, Snap-on acquired BTC Global Limited (“BTC”) for a cash purchase price of $9.2 million. BTC, based in Crewe, U.K., designs and implements automotive vehicle inspection and management software for original equipment manufacturer (“OEM”) franchise repair shops.

In the second quarter of 2017, the company completed the purchase accounting valuations for the acquired net assets of BTC, including intangible assets. The $5.9 million excess of the BTC purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets. For segment reporting purposes, the results of operations and assets of BTC have been included in the Repair Systems and Information Group since the acquisition date.

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

In the first quarter of 2017, the company completed the purchase accounting valuations for the acquired net assets, including intangible assets. The $5.0 million excess of the Sturtevant Richmont purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets. For segment reporting purposes, the results of operations and assets of Sturtevant Richmont have been included in the Commercial & Industrial Group since the acquisition date.

On October 31, 2016, Snap-on acquired Car-O-Liner Holding AB (“Car-O-Liner”) for a purchase price of $152.0 million (or $148.1 million, net of cash acquired), which reflects a $0.2 million working capital adjustment finalized in the first quarter of 2017. Car-O-Liner designs and manufactures collision repair equipment, and information and truck alignment systems.

In the third quarter of 2017, the company substantially completed the purchase accounting valuations for the acquired net assets of Car-O-Liner, including intangible assets. The $77.7 million excess of the Car-O-Liner purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets. For segment reporting purposes, substantially all of Car-O-Liner’s results of operations and assets have been included in the Repair Systems & Information Group since the acquisition date, with the remaining portions included in the Commercial & Industrial Group.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following is a summary of the values of the assets acquired and liabilities assumed of Car-O-Liner, including adjustments recorded as of the nine months ended September 30, 2017, as a result of new information obtained about facts and circumstances that existed as of the October 31, 2016 acquisition date:

(Amounts in millions)	Amounts as of October 31, 2016 (As Adjusted)
Assets acquired:
Cash	$3.9
Trade and other accounts receivable	17.0
Inventories	18.3
Property and equipment	17.3
Goodwill	77.7
Other intangibles:
Customer relationships	27.2
Non-amortized trademarks	27.7
Other assets	5.9

Total assets acquired	195.0

Liabilities assumed:
Accounts payable	9.8
Deferred income tax liabilities	15.4
Accrued expenses	13.5
Pension liabilities	4.3

Total liabilities assumed	43.0

Net assets acquired	$152.0

In the nine month period ended September 30, 2017, Snap-on recognized expense of $0.5 million (of which $0.2 million was in “Cost of goods sold” and $0.3 million was in “Operating expenses”) in the accompanying Condensed Consolidated Statements of Earnings related to Car-O-Liner that would have been recognized in 2016 if the provisional adjustments identified in the current reporting period had been recognized as of the October 31, 2016 acquisition date; there was no such expense in the three months ended September 30, 2017.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The components of Snap-on’s trade and other accounts receivable as of September 30, 2017, and December 31, 2016, are as follows:

(Amounts in millions)	September 30, 2017	December 31, 2016
Trade and other accounts receivable	$689.6	$612.8
Allowances for doubtful accounts	(14.4)	(14.0)

Total trade and other accounts receivable – net	$675.2	$598.8

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

The components of Snap-on’s current finance and contract receivables as of September 30, 2017, and December 31, 2016, are as follows:

(Amounts in millions)	September 30, 2017	December 31, 2016
Finance receivables, net of unearned finance charges of $20.7 million and $17.0 million, respectively	$522.8	$488.1
Contract receivables, net of unearned finance charges of $17.0 million and $15.6 million, respectively	101.4	89.3

Total	624.2	577.4

Allowances for doubtful accounts:
Finance receivables	(17.0)	(15.6)
Contract receivables	(1.6)	(1.2)

Total	(18.6)	(16.8)

Total current finance and contract receivables – net	$605.6	$560.6

Finance receivables – net	$505.8	$472.5
Contract receivables – net	99.8	88.1

Total current finance and contract receivables – net	$605.6	$560.6

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of September 30, 2017, and December 31, 2016, are as follows:

(Amounts in millions)	September 30, 2017	December 31, 2016
Finance receivables, net of unearned finance charges of $16.4 million and $13.0 million, respectively	$1,055.8	$967.5
Contract receivables, net of unearned finance charges of $24.3 million and $21.5 million, respectively	313.9	289.4

Total	1,369.7	1,256.9

Allowances for doubtful accounts:
Finance receivables	(37.2)	(33.0)
Contract receivables	(3.5)	(2.7)

Total	(40.7)	(35.7)

Total long-term finance and contract receivables – net	$1,329.0	$1,221.2

Finance receivables – net	$1,018.6	$934.5
Contract receivables – net	310.4	286.7

Total long-term finance and contract receivables – net	$1,329.0	$1,221.2

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

The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the applicable agreement. Impaired finance and contract receivables are covered by the company’s respective allowances for doubtful accounts and are charged-off against the allowances when appropriate. As of September 30, 2017, and December 31, 2016, there were $27.8 million and $24.9 million, respectively, of impaired finance receivables, and there were $2.2 million and $2.0 million, respectively, of impaired contract receivables.

It is the general practice of Snap-on’s financial services business to not engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain impaired receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of September 30, 2017, and December 31, 2016, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The aging of finance and contract receivables as of September 30, 2017, and December 31, 2016, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
September 30, 2017:
Finance receivables	$16.0	$11.6	$19.3	$46.9	$1,531.6	$1,578.5	$15.1
Contract receivables	1.4	0.7	1.7	3.8	411.6	415.4	0.8

December 31, 2016:
Finance receivables	$15.1	$9.8	$17.0	$41.9	$1,413.7	$1,455.6	$13.2
Contract receivables	1.4	0.9	1.4	3.7	375.0	378.7	0.5

The amount of performing and nonperforming finance and contract receivables based on payment activity as of September 30, 2017, and December 31, 2016, is as follows:

	September 30, 2017		December 31, 2016
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$1,550.7	$413.2	$1,430.7	$376.7
Nonperforming	27.8	2.2	24.9	2.0

Total	$1,578.5	$415.4	$1,455.6	$378.7

The amount of finance and contract receivables on nonaccrual status as of September 30, 2017, and December 31, 2016, is as follows:

(Amounts in millions)	September 30, 2017	December 31, 2016
Finance receivables	$12.7	$11.7
Contract receivables	1.5	1.5

The following is a rollforward of the allowances for doubtful accounts for finance and contract receivables for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of period	$52.5	$4.8	$48.6	$3.9
Provision	12.8	0.8	38.6	2.7
Charge-offs	(12.6)	(0.7)	(38.0)	(1.9)
Recoveries	1.5	0.2	4.9	0.3
Currency translation	–	–	0.1	0.1

End of period	$54.2	$5.1	$54.2	$5.1

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following is a rollforward of the allowances for doubtful accounts for finance and contract receivables for the three and nine months ended October 1, 2016:

	Three Months Ended October 1, 2016		Nine Months Ended October 1, 2016
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of period	$42.6	$4.5	$38.2	$4.4
Provision	10.8	0.5	30.4	1.1
Charge-offs	(9.2)	(0.6)	(28.0)	(1.3)
Recoveries	1.4	0.1	5.0	0.3

End of period	$45.6	$4.5	$45.6	$4.5

Note 4: Inventories

Inventories by major classification are as follows:

(Amounts in millions)	September 30, 2017	December 31, 2016
Finished goods	$556.6	$467.4
Work in progress	49.5	42.7
Raw materials	118.2	93.6

Total FIFO value	724.3	603.7
Excess of current cost over LIFO cost	(74.4)	(73.2)

Total inventories – net	$649.9	$530.5

Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 60% and 59% of total inventories as of September 30, 2017, and December 31, 2016, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of September 30, 2017, approximately 32% of the company’s U.S. inventory was accounted for using the FIFO method and 68% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three and nine months ended September 30, 2017, or October 1, 2016.

Note 5: Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2017, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of December 31, 2016	$242.4	$12.5	$640.6	$895.5
Currency translation	29.1	–	16.5	45.6
Acquisitions and related adjustments	25.7	–	(42.8)	(17.1)

Balance as of September 30, 2017	$297.2	$12.5	$614.3	$924.0

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Goodwill of $924.0 million as of September 30, 2017, includes (i) $77.7 million, on a preliminary basis, from the acquisition of Car-O-Liner, (ii) $23.7 million, on a preliminary basis, from the acquisition of Norbar, (iii) $5.9 million from the acquisition of BTC, (iv) $5.0 million from the acquisition of Sturtevant Richmont, and (v) $1.9 million, on a preliminary basis, from the acquisition of TCS. The goodwill from the Car-O-Liner acquisition is distributed as follows: $76.9 million in the Repair Systems & Information Group and $0.8 million in the Commercial & Industrial Group. The goodwill from the Norbar, Sturtevant Richmont and TCS acquisitions is included in the Commercial & Industrial Group and the goodwill from the BTC acquisition is included in the Repair Systems & Information Group. See Note 2 for additional information on acquisitions.

Since the purchase accounting for deferred taxes for the acquired net assets of Car-O-Liner, Norbar and TCS were not complete as of September 30, 2017, the allocation of the respective purchase prices and resulting goodwill has been prepared on a preliminary basis and changes to the allocations will occur as the deferred taxes are determined. The company anticipates completing the purchase accounting for these acquisitions in the fourth quarter of 2017.

Additional disclosures related to other intangible assets are as follows:

	September 30, 2017		December 31, 2016
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$175.5	$(95.6)	$142.6	$(86.0)
Developed technology	18.9	(18.4)	17.7	(17.7)
Internally developed software	174.5	(129.7)	165.7	(118.3)
Patents	33.7	(22.5)	31.9	(21.5)
Trademarks	2.9	(1.9)	2.8	(1.8)
Other	7.7	(2.6)	7.2	(2.2)

Total	413.2	(270.7)	367.9	(247.5)
Non-amortized trademarks	115.8	–	64.2	–

Total other intangible assets	$529.0	$(270.7)	$432.1	$(247.5)

As of September 30, 2017, the $175.5 million gross carrying value of customer relationships includes $29.1 million related to the Car-O-Liner acquisition, $1.2 million related to the BTC acquisition and $1.1 million related to the Norbar acquisition. The $115.8 million gross carrying value of non-amortized trademarks as of September 30, 2017, includes $30.2 million related to the Car-O-Liner acquisition, $16.9 million related to the Norbar acquisition and $2.1 million related to the BTC acquisition.

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2017, the results of which did not result in any impairment. Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of September 30, 2017, the company had no accumulated impairment losses.

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

The aggregate amortization expense was $7.1 million and $20.7 million for the respective three and nine months ended September 30, 2017, and $5.9 million and $18.2 million for the respective three and nine months ended October 1, 2016. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $27.6 million in 2017, $26.3 million in 2018, $22.7 million in 2019, $18.0 million in 2020, $14.7 million in 2021, and $9.9 million in 2022.

Note 6: Exit and Disposal Activities

Snap-on did not record any costs for exit and disposal activities in the three and nine months ended September 30, 2017, or in the three months ended October 1, 2016. Snap-on recorded $0.9 million of costs for exit and disposal activities in the nine months ended October 1, 2016. The majority of the $0.8 million exit and disposal accrual as of September 30, 2017, is expected to be utilized in 2017. Snap-on anticipates funding the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 7: Income Taxes

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 30.5% and 31.1% in the first nine months of 2017 and 2016, respectively.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease by a range of zero to $2.3 million. Over the next 12 months, Snap-on anticipates taking certain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase by a range of zero to $1.3 million over the next 12 months for uncertain tax positions expected to be taken in future tax filings.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Short-term and Long-term Debt

Short-term and long-term debt as of September 30, 2017, and December 31, 2016, consisted of the following:

(Amounts in millions)	September 30, 2017	December 31, 2016
5.50% unsecured notes due 2017	$ –	$ 150.0
4.25% unsecured notes due 2018	250.0	250.0
6.70% unsecured notes due 2019	200.0	200.0
6.125% unsecured notes due 2021	250.0	250.0
3.25% unsecured notes due 2027	300.0	–
Other debt*	208.4	160.2

	1,208.4	1,010.2

Less: notes payable and current maturities of long-term debt:
Current maturities of long-term debt	(250.0)	(150.0)
Commercial paper borrowings	(170.0)	(130.0)
Other notes	(33.4)	(21.4)

	(453.4)	(301.4)

Total long-term debt	$ 755.0	$ 708.8

*Includes fair value adjustments related to interest rate swaps, debt discounts and debt issuance costs.

Notes payable and current maturities of long-term debt of $453.4 million as of September 30, 2017, included $250 million of 4.25% unsecured notes that mature on January 15, 2018 (the “2018 Notes”), $170 million of commercial paper borrowings and $33.4 million of other notes. As of 2016 year end, notes payable and current maturities of long-term debt of $301.4 million included $150 million of unsecured 5.50% notes that were repaid in January 2017 upon maturity, $130 million of commercial paper borrowings and $21.4 million of other notes. As of 2016 year end, the 2018 Notes were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the 2016 year-end balance sheet date.

On February 15, 2017, Snap-on sold, at a discount, $300 million of unsecured 3.25% long-term notes that mature on March 1, 2027 (the “2027 Notes”). Interest on the 2027 Notes is payable semi-annually beginning September 1, 2017. Snap-on used the $297.8 million of net proceeds from the sale of the 2027 Notes, reflecting $1.9 million of transaction costs, to repay a portion of its then-outstanding commercial paper borrowings and the remainder was retained for general corporate purposes, which may include working capital, capital expenditures and possible acquisitions.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of September 30, 2017. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of September 30, 2017, the company’s actual ratios of 0.26 and 1.16 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of September 30, 2017, Snap-on had $179.1 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $66.4 million in euros, $53.6 million in Swedish kronor, $50.6 million in British pounds, $13.1 million in Hong Kong dollars, $11.1 million in Singapore dollars, $6.7 million in South Korean won, $4.4 million in Mexican pesos, $3.3 million in Danish kroner, $3.2 million in Norwegian kroner, and $2.2 million in other currencies, and sell contracts including $13.7 million in Australian dollars, $6.5 million in Canadian dollars, $5.4 million in Indian rupees, $2.8 million in Thai baht, and $7.1 million in other currencies. As of 2016 year end, Snap-on had $144.4 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $55.0 million in euros, $53.6 million in British pounds, $47.0 million in Swedish kronor, $9.0 million in Hong Kong dollars, $7.0 million in South Korean won, $5.5 million in Singapore dollars, $4.9 million in Mexican pesos, $4.6 million in Norwegian kroner, and $6.4 million in other currencies, and sell contracts including $16.6 million in Japanese yen, $11.8 million in Canadian dollars, $4.4 million in Australian dollars, $4.0 million in Brazilian real, and $11.8 million in other currencies.

Interest Rate Risk Management: Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements (“interest rate swaps”) and treasury lock agreements (“treasury locks”).

Snap-on enters into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100 million as of both September 30, 2017, and December 31, 2016.

Snap-on entered into a $250 million treasury lock in the fourth quarter of 2016 to manage the potential change in interest rates in anticipation of the possible issuance of fixed rate debt. Treasury locks are accounted for as cash flow hedges. The effective differentials to be paid or received on treasury locks related to the anticipated issuance of fixed rate debt are initially recorded in Accumulated OCI. In the first quarter of 2017, Snap-on settled the $250 million treasury lock in conjunction with the February 2017 issuance of the 2027 Notes. The $14.9 million gain on the settlement of the treasury lock was recorded in Accumulated OCI and is being amortized over the term of the 2027 Notes and recognized as an adjustment to interest expense on the consolidated statements of earnings. As of September 30, 2017, no treasury locks were outstanding. The notional amount of treasury locks outstanding and designated as cash flow hedges as of December 31, 2016, was $250 million.

Stock-based Deferred Compensation Risk Management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of September 30, 2017, Snap-on had equity forwards in place intended to manage market risk with respect to 120,900 shares of Snap-on common stock associated with its deferred compensation plans.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Fair Value Measurements: Snap-on has derivative assets and liabilities related to interest rate swaps, treasury locks, foreign currency forwards and equity forwards that are measured at Level 2 fair value on a recurring basis. The fair value of derivative instruments included within the Condensed Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016, are as follows:

		September 30, 2017		December 31, 2016
(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$8.1	$–	$9.8	$–
Treasury locks	Other assets	–	–	14.3	–

		8.1	–	24.1	–

Derivatives not designated as hedging instruments:
Foreign currency forwards	Prepaid expenses and other assets	$8.5	$–	$4.4	$–
Foreign currency forwards	Other accrued liabilities	–	3.0	–	13.5
Equity forwards	Prepaid expenses and other assets	18.0	–	17.9	–

Total		26.5	3.0	22.3	13.5

Total derivative instruments		$34.6	$3.0	$46.4	$13.5

As of September 30, 2017, and December 31, 2016, the fair value adjustment to long-term debt related to the interest rate swaps was $8.1 million and $9.8 million, respectively.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. Treasury locks are valued based on the 10-year U.S. treasury interest rate. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Equity forwards are valued using a market approach based primarily on the company’s stock price at the reporting date. The company did not have any derivative assets or liabilities measured at Level 1 or Level 3, nor did it implement any changes in its valuation techniques as of and for the nine months ended September 30, 2017.

The effect of derivative instruments designated as fair value hedges as included in the Condensed Consolidated Statements of Earnings is as follows:

		Effective Portion of Gain Recognized in Income
		Three months ended		Nine months ended
(Amounts in millions)	Statement of Earnings Presentation	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Derivatives designated as fair value hedges:
Interest rate swaps	Interest expense	$0.7	$ 0.4	$2.1	$1.9

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The effect of derivative instruments designated as cash flow hedges as included in Accumulated OCI on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Earnings is as follows:

	Effective Portion of Gain Recognized in Accumulated OCI Three months ended		Statement of Earnings Presentation	Effective Portion of Gain Reclassified from Accumulated OCI into Income Three months ended
(Amounts in millions)	September 30, 2017	October 1, 2016		September 30, 2017	October 1, 2016
Derivatives designated as cash flow hedges:
Treasury locks	$–	$–	Interest expense	$0.5	$0.1

	Effective Portion of Gain Recognized in Accumulated OCI Nine months ended		Statement of Earnings Presentation	Effective Portion of Gain Reclassified from Accumulated OCI into Income Nine months ended
(Amounts in millions)	September 30, 2017	October 1, 2016		September 30, 2017	October 1, 2016
Derivatives designated as cash flow hedges:
Treasury locks	$6.1	$–	Interest expense	$1.2	$0.3

The effects of derivative instruments not designated as hedging instruments as included in the Condensed Consolidated Statements of Earnings are as follows:

		Gain (Loss) Recognized in Income
		Three months ended		Nine months ended
(Amounts in millions)	Statement of Earnings Presentation	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other income (expense) – net	$1.6	$(0.7)	$(2.3)	$(4.9)
Equity forwards	Operating expenses	(0.9)	(0.7)	(2.2)	(1.4)

Snap-on’s foreign currency forwards are typically not designated as hedges for financial reporting purposes. The fair value changes of foreign currency forwards not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. The $1.6 million derivative gain recognized in the third quarter of 2017 was more than offset by transaction losses on net exposures of $3.6 million, resulting in a net foreign exchange loss of $2.0 million for the quarter. The $0.7 million derivative loss recognized in the third quarter of 2016 was increased by transaction losses on net exposures of $0.3 million, resulting in a foreign exchange loss of $1.0 million for the quarter. The $2.3 million derivative loss recognized in the first nine months of 2017 was increased by transaction losses on net exposures of $3.4 million, resulting in a 2017 year-to-date net foreign exchange loss of $5.7 million. The $4.9 million derivative loss recognized in the first nine months of 2016 was partially offset by transaction gains on net exposures of $4.0 million, resulting in a 2016 year-to-date net foreign exchange loss of $0.9 million. The resulting net foreign exchange gains and losses are included in “Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 15 for additional information on “Other income (expense) – net.”

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Snap-on’s equity forwards are not designated as hedges for financial reporting purposes. Fair value changes of both the equity forwards and related stock-based (mark-to-market) deferred compensation liabilities are reported in “Operating expenses” on the accompanying Condensed Consolidated Statements of Earnings. The $0.9 million derivative loss recognized in the third quarter of 2017 was offset by $0.9 million of mark-to-market deferred compensation benefit. The $0.7 million derivative loss recognized in the third quarter of 2016 was offset by $0.7 million of mark-to-market deferred compensation benefit.    The $2.2 million derivative loss recognized in the first nine months of 2017 was substantially offset by a mark-to-market deferred compensation benefit of $2.1 million. The $1.4 million derivative loss recognized in the first nine months of 2016 was more than offset by a mark-to-market deferred compensation benefit of $1.8 million.

As of September 30, 2017, the maximum maturity date of any fair value hedge was four years. During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $1.0 million after tax at the time the underlying hedge transactions are realized.

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

Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	September 30, 2017		December 31, 2016
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,524.4	$1,767.1	$1,407.0	$1,631.2
Contract receivables – net	410.2	448.4	374.8	409.7

Long-term debt, notes payable and current maturities of long-term debt	1,208.4	1,264.7	1,010.2	1,076.7

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

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Pension Plans

Snap-on’s net periodic pension cost included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Service cost	$5.6	$4.8	$16.8	$14.5
Interest cost	13.9	14.2	41.8	42.6
Expected return on plan assets	(21.2)	(20.4)	(62.2)	(60.8)
Amortization of unrecognized loss	6.9	7.8	20.8	23.5
Amortization of prior service credit	(0.2)	(0.2)	(0.8)	(0.8)

Net periodic pension cost	$5.0	$6.2	$16.4	$19.0

Snap-on intends to make contributions of $7.1 million to its foreign pension plans and $2.3 million to its domestic pension plans in 2017, as required by law. In the first nine months of 2017, Snap-on made $61.2 million of cash contributions to its domestic pension plans consisting of (i) $60.0 million of discretionary contributions and (ii) $1.2 million of required contributions. Depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in 2017.

Note 11: Postretirement Health Care Plans

Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Interest cost	$0.5	$0.6	$1.5	$1.7
Expected return on plan assets	(0.2)	(0.3)	(0.6)	(0.7)
Amortization of unrecognized gain	(0.1)	–	(0.2)	–

Net periodic postretirement health care cost	$0.2	$0.3	$0.7	$1.0

Note 12: Stock-based Compensation and Other Stock Plans

The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan will continue in accordance with their terms. As of September 30, 2017, the 2011 Plan had 3,287,403 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.

Net stock-based compensation expense was $7.0 million and $21.4 million for the respective three and nine months ended September 30, 2017, and $7.3 million and $21.5 million for the respective three and nine months ended October 1, 2016. Cash received from stock purchase and option plan exercises during the three and nine months ended September 30, 2017, totaled $1.6 million and $36.2 million, respectively. Cash received from stock purchase and option plan exercises during the three and nine months ended October 1, 2016, totaled $4.0 million and $32.4 million, respectively. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $0.8 million and $12.9 million for the respective three and nine months ended September 30, 2017, and $1.8 million and $14.9 million for the respective three and nine months ended October 1, 2016.

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

The following weighted-average assumptions were used in calculating the fair value of stock options granted during the nine months ended September 30, 2017, and October 1, 2016, using the Black-Scholes valuation model; there were no stock options granted during the three months ended September 30, 2017, or October 1, 2016:

	Nine Months Ended
	September 30, 2017	October 1, 2016
Expected term of option (in years)	5.15	5.05
Expected volatility factor	22.01%	22.17%
Expected dividend yield	1.63%	1.77%
Risk-free interest rate	1.78%	1.04%

A summary of stock option activity as of and for the nine months ended September 30, 2017, is presented below:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	3,011	$100.78
Granted	655	168.71
Exercised	(278)	87.00
Forfeited or expired	(71)	153.52

Outstanding at September 30, 2017	3,317	114.22	6.6	$127.7

Exercisable at September 30, 2017	2,108	90.90	5.3	122.5

* Weighted-average

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2017, and October 1, 2016, was $31.13 and $22.99, respectively. The intrinsic value of options exercised was $2.0 million and $23.4 million during the respective three and nine months ended September 30, 2017, and $4.8 million and $22.2 million during the respective three and nine months ended October 1, 2016. The fair value of stock options vested was $14.0 million and $12.7 million during the respective nine months ended September 30, 2017, and October 1, 2016.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of September 30, 2017, there was $23.3 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.

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

The fair value of performance awards is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of performance awards granted during the nine months ended September 30, 2017, and October 1, 2016, was $168.70 and $138.80, respectively. PSUs related to 60,980 shares and 94,186 shares were paid out during the respective nine months ended September 30, 2017, and October 1, 2016. Earned PSUs are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).

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

Changes to the company’s non-vested performance awards during the nine months ended September 30, 2017, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at December 31, 2016	207	$141.94
Granted	77	168.70
Vested	(5)	142.78
Cancellations and other	(28)	154.46

Non-vested performance awards at September 30, 2017	251	148.64

* Weighted-average

As of September 30, 2017, there was $14.1 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.

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

The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the nine months ended September 30, 2017, and October 1, 2016, using the Black-Scholes valuation model; there were no stock-settled SARs granted during the three months ended September 30, 2017, or October 1, 2016:

	Nine Months Ended
	September 30, 2017	October 1, 2016
Expected term of stock-settled SARs (in years)	3.99	4.03
Expected volatility factor	19.39%	20.09%
Expected dividend yield	1.46%	1.66%
Risk-free interest rate	1.55%	1.11%

Changes to the company’s stock-settled SARs during the nine months ended September 30, 2017, are as follows:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	303	$125.38
Granted	100	168.73
Exercised	(8)	106.07
Forfeited or expired	(22)	124.88

Outstanding at September 30, 2017	373	137.49	7.8	$6.3

Exercisable at September 30, 2017	179	118.54	6.8	5.4

* Weighted-average

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The weighted-average grant date fair value of stock-settled SARs granted during the nine months ended September 30, 2017, and October 1, 2016, was $24.13 and $19.47, respectively. The intrinsic value of stock-settled SARs exercised was zero and $0.5 million during the respective three and nine months ended September 30, 2017, and $0.1 million and $0.8 million during the respective three and nine months ended October 1, 2016. The fair value of stock-settled SARs vested during both the nine months ended September 30, 2017, and October 1, 2016, was $2.1 million.

As of September 30, 2017, there was $3.0 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.7 years.

The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the nine months ended September 30, 2017, and October 1, 2016, using the Black-Scholes valuation model; no cash-settled SARs were granted during the three months ended September 30, 2017, or October 1, 2016:

	Nine Months Ended
	September 30, 2017	October 1, 2016
Expected term of cash-settled SARs (in years)	3.38	3.43
Expected volatility factor	19.58%	19.03%
Expected dividend yield	1.57%	1.58%
Risk-free interest rate	1.62%	0.88%

The intrinsic value of cash-settled SARs exercised was zero and $0.8 million during the respective three and nine months ended September 30, 2017, and $0.1 million and $0.9 million during the respective three and nine months ended October 1, 2016. The fair value of cash-settled SARs vested during the nine months ended September 30, 2017, and October 1, 2016, was $0.1 million and $0.2 million, respectively.

Changes to the company’s non-vested cash-settled SARs during the nine months ended September 30, 2017, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at December 31, 2016	7	$40.83
Granted	1	13.52
Vested	(3)	26.11

Non-vested cash-settled SARs at September 30, 2017	5	18.78

* Weighted-average

As of September 30, 2017, there was $0.1 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.4 years.

Restricted Stock Awards – Non-employee Directors

The company awarded 6,966 shares and 7,145 shares of restricted stock to non-employee directors in the first nine months of 2017 and 2016, respectively. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions for the restricted stock generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Employee Stock Purchase Plan

Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For the nine months ended September 30, 2017, and October 1, 2016, issuances under this plan totaled 26,963 shares and 27,156 shares, respectively. As of September 30, 2017, shares reserved for issuance under this plan totaled 753,600 shares and Snap-on held participant contributions of approximately $1.4 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. No compensation costs were recognized for plan participants in the third quarters of 2017 and 2016. The company recognized compensation costs for plan participants of $0.1 million of expense and a $0.1 million benefit for the respective nine months ended September 30, 2017, and October 1, 2016.

Franchisee Stock Purchase Plan

All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For the nine months ended September 30, 2017, and October 1, 2016, issuances under this plan totaled 47,314 shares and 42,867 shares, respectively. As of September 30, 2017, shares reserved for issuance under this plan totaled 566,155 shares and Snap-on held participant contributions of approximately $2.8 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. The company did not recognize any mark-to-market costs for plan participants in the third quarters of 2017 and 2016. Expense for plan participants was $0.1 million and a $0.4 million benefit for the respective nine months ended September 30, 2017, and October 1, 2016.

Note 13: Earnings Per Share

The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Weighted-average common shares outstanding	57,200,880	58,013,852	57,643,948	58,076,627
Effect of dilutive securities	1,054,360	1,251,062	1,220,575	1,292,765

Weighted-average common shares outstanding, assuming dilution	58,255,240	59,264,914	58,864,523	59,369,392

The dilutive effect of the potential exercise of outstanding options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of September 30, 2017, there were 723,215 awards outstanding that were anti-dilutive; as of October 1, 2016, there were 1,600 awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date.

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 14: Commitments and Contingencies

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. Snap-on’s product warranty accrual activity for the three and nine months ended September 30, 2017, and October 1, 2016, is as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Warranty reserve:
Beginning of period	$18.9	$16.1	$16.0	$16.4
Additions	1.1	2.8	10.4	8.8
Usage	(2.2)	(3.3)	(8.6)	(9.6)

End of period	$17.8	$15.6	$17.8	$15.6

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. The three months ended September 30, 2017, included a $15.0 million charge related to a judgement in an employment-related litigation matter brought by an individual that is being appealed. Although it is not possible to predict the outcome of these legal matters, management believes that the results of these legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 15: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Interest income	$–	$0.2	$0.2	$0.5
Net foreign exchange loss	(2.0)	(1.0)	(5.7)	(0.9)
Other	(0.1)	–	(0.2)	0.1

Total other income (expense) – net	$(2.1)	$(0.8)	$(5.7)	$(0.3)

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 16: Accumulated Other Comprehensive Income (Loss)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended September 30, 2017:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of July 1, 2017	$(130.2)	$14.6	$(281.4)	$(397.0)
Other comprehensive income before reclassifications	51.4	–	–	51.4
Amounts reclassified from Accumulated OCI	–	(0.5)	4.3	3.8

Net other comprehensive income (loss)	51.4	(0.5)	4.3	55.2

Balance as of September 30, 2017	$(78.8)	$14.1	$(277.1)	$(341.8)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the nine months ended September 30, 2017:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 31, 2016	$(217.7)	$9.2	$(290.0)	$(498.5)
Other comprehensive income before reclassifications	138.9	6.1	–	145.0
Amounts reclassified from Accumulated OCI	–	(1.2)	12.9	11.7

Net other comprehensive income	138.9	4.9	12.9	156.7

Balance as of September 30, 2017	$(78.8)	$14.1	$(277.1)	$(341.8)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended October 1, 2016:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of July 2, 2016	$(133.5)	$0.5	$(236.8)	$(369.8)
Other comprehensive loss before reclassifications	(7.8)	–	–	(7.8)
Amounts reclassified from Accumulated OCI	–	(0.1)	4.8	4.7

Net other comprehensive income (loss)	(7.8)	(0.1)	4.8	(3.1)

Balance as of October 1, 2016	$(141.3)	$0.4	$(232.0)	$(372.9)

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following is a summary of net changes in Accumulated OCI by component and net of tax for nine months ended October 1, 2016:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of January 2, 2016	$(118.5)	$0.7	$(246.4)	$(364.2)
Other comprehensive loss before reclassifications	(22.8)	–	–	(22.8)
Amounts reclassified from Accumulated OCI	–	(0.3)	14.4	14.1

Net other comprehensive income (loss)	(22.8)	(0.3)	14.4	(8.7)

Balance as of October 1, 2016	$(141.3)	$0.4	$(232.0)	$(372.9)

The reclassifications out of Accumulated OCI for the three and nine month periods ended September 30, 2017, and October 1, 2016, are as follows:

	Amount Reclassified from Accumulated OCI
	Three Months Ended		Nine Months Ended
Details about Accumulated OCI Components	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016	Statement of Earnings Presentation

(Amounts in millions)
Gains on cash flow hedges:
Treasury locks	$0.5	$0.1	$1.2	$0.3	Interest expense
Income tax expense	–	–	–	–	Income tax expense

Net of tax	0.5	0.1	1.2	0.3

Amortization of net unrecognized losses and prior service credits	(6.6)	(7.6)	(19.8)	(22.7)	See footnote below*
Income tax benefit	2.3	2.8	6.9	8.3	Income tax expense

Net of tax	(4.3)	(4.8)	(12.9)	(14.4)

Total reclassifications for the period, net of tax	$(3.8)	$(4.7)	$(11.7)	$(14.1)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 10 and Note 11 for further information.

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

Financial Data by Segment:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales:
Commercial & Industrial Group	$314.6	$289.3	$923.3	$862.0
Snap-on Tools Group	392.7	397.2	1,215.9	1,216.4
Repair Systems & Information Group	333.5	286.1	990.4	860.1

Segment net sales	1,040.8	972.6	3,129.6	2,938.5
Intersegment eliminations	(137.0)	(138.5)	(417.3)	(397.9)

Total net sales	$903.8	$834.1	$2,712.3	$2,540.6
Financial Services revenue	79.0	71.6	233.5	207.2

Total revenues	$982.8	$905.7	$2,945.8	$2,747.8

Operating earnings:
Commercial & Industrial Group	$50.1	$43.7	$134.4	$124.1
Snap-on Tools Group	56.3	64.6	207.2	207.6
Repair Systems & Information Group	83.4	71.8	244.0	215.3
Financial Services	56.0	50.6	163.1	147.1

Segment operating earnings	245.8	230.7	748.7	694.1
Corporate	(36.7)	(22.5)	(79.3)	(67.6)

Operating earnings	$209.1	$208.2	$669.4	$626.5
Interest expense	(13.1)	(13.1)	(38.8)	(39.1)
Other income (expense) – net	(2.1)	(0.8)	(5.7)	(0.3)

Earnings before income taxes and equity earnings	$193.9	$194.3	$624.9	$587.1

SNAP-ON INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

(Amounts in millions)	September 30, 2017	December 31, 2016
Assets:
Commercial & Industrial Group	$1,104.0	$907.1
Snap-on Tools Group	734.9	668.1
Repair Systems & Information Group	1,313.5	1,211.0
Financial Services	1,944.3	1,789.7

Total assets from reportable segments	$5,096.7	$4,575.9
Corporate	224.2	212.3
Elimination of intersegment receivables	(64.7)	(65.0)

Total assets	$5,256.2	$4,723.2

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

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain value through its Snap-on Value Creation Processes, including its ability to realize efficiencies and savings from its rapid continuous improvement and other cost reduction initiatives, improve workforce productivity, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues. These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby help improve their sales and profitability, introduce successful new products, successfully pursue, complete and integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters (such as the recent hurricanes in the southern United States and the Caribbean), planned facility closures or other labor interruptions, the effects of external negative factors, including adverse developments in world financial markets, weakness in certain areas of the global economy (including as a result of the United Kingdom’s pending exit from the European Union), and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, changes in tax rates, rules and regulations, and the impact of energy and raw material supply and pricing, including steel and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and its ongoing implementation or reform), continuing and potentially increasing required contributions to pension and postretirement plans, the impacts of non-strategic business and/or product line rationalizations, and the effects on business as a result of new legislation, regulations or government-related developments or issues, risks associated with data security and technological systems and protections, the inability to assure that costs related to litigation will be reduced or eliminated on appeal, and other world or local events outside Snap-on’s control, including terrorist disruptions. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Recent Acquisitions

On July 28, 2017, Snap-on acquired Torque Control Specialist (“TCS”), for a cash purchase price of $3.6 million (or $3.5 million, net of cash acquired). TCS, based in Adelaide, Australia, distributes a full range of torque products, including wrenches, multipliers and calibrators for use in critical industries. For segment reporting purposes, the results of operations and assets of TCS have been included in the Commercial & Industrial Group since the acquisition date.

On May 4, 2017, Snap-on acquired Norbar Torque Tools Holding Limited, along with its U.S. and Chinese joint ventures (“Norbar”), for a purchase price of $71.6 million (or $69.9 million, net of cash acquired), which reflects a $0.8 million working capital adjustment finalized in the third quarter of 2017. Norbar, based in Banbury, U.K., designs and manufactures a full range of torque products, including wrenches, multipliers and calibrators for use in critical industries. For segment reporting purposes, the results of operations and assets of Norbar have been included in the Commercial & Industrial Group since the acquisition date.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

RESULTS OF OPERATIONS

Results of operations for the three months ended September 30, 2017, and October 1, 2016, are as follows:

	Three Months Ended
(Amounts in millions)	September 30, 2017		October 1, 2016		Change
Net sales	$903.8	100.0%	$834.1	100.0%	$69.7	8.4%
Cost of goods sold	(455.2)	-50.4%	(415.0)	-49.8%	(40.2)	-9.7%

Gross profit	448.6	49.6%	419.1	50.2%	29.5	7.0%
Operating expenses	(295.5)	-32.7%	(261.5)	-31.3%	(34.0)	-13.0%

Operating earnings before financial services	153.1	16.9%	157.6	18.9%	(4.5)	-2.9%

Financial services revenue	79.0	100.0%	71.6	100.0%	7.4	10.3%
Financial services expenses	(23.0)	-29.1%	(21.0)	-29.3%	(2.0)	-9.5%

Operating earnings from financial services	56.0	70.9%	50.6	70.7%	5.4	10.7%

Operating earnings	209.1	21.3%	208.2	23.0%	0.9	0.4%
Interest expense	(13.1)	-1.4%	(13.1)	-1.4%	–	–
Other income (expense) – net	(2.1)	-0.2%	(0.8)	-0.1%	(1.3)	NM

Earnings before income taxes and equity earnings	193.9	19.7%	194.3	21.5%	(0.4)	-0.2%
Income tax expense	(57.2)	-5.8%	(59.6)	-6.6%	2.4	4.0%

Earnings before equity earnings	136.7	13.9%	134.7	14.9%	2.0	1.5%
Equity earnings, net of tax	0.4	–	0.5	–	(0.1)	-20.0%

Net earnings	137.1	13.9%	135.2	14.9%	1.9	1.4%
Net earnings attributable to noncontrolling interests	(3.7)	-0.3%	(3.5)	-0.4%	(0.2)	-5.7%

Net earnings attributable to Snap-on Inc.	$133.4	13.6%	$131.7	14.5%	$1.7	1.3%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $903.8 million in the third quarter of 2017 increased $69.7 million, or 8.4%, from 2016 levels, reflecting a $19.5 million, or 2.3%, increase in organic sales (a non-GAAP financial measure that excludes acquisition-related sales and the impact of foreign currency translation), $44.3 million of acquisition-related sales, and $5.9 million of favorable foreign currency translation. Snap-on has significant international operations and is subject to risks inherent with foreign operations, including foreign currency translation fluctuations.

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

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Gross profit of $448.6 million in the third quarter of 2017 compared to $419.1 million last year. Gross margin (gross profit as a percentage of net sales) of 49.6% in the quarter declined 60 basis points (100 basis points (“bps”) equals 1.0 percent) from 50.2% last year primarily due to 40 bps of unfavorable foreign currency effects and lower gross margin on acquisition related sales, partially offset by savings from the company’s “Rapid Continuous Improvement” or “RCI initiatives.”

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

Operating expenses of $295.5 million in the third quarter of 2017 compared to $261.5 million last year, as 2017 included a $15.0 million charge related to a judgment in an employment-related litigation matter brought by an individual that is being appealed (“legal charge”). The company can provide no assurance as to the results of that appeal. The operating expense margin (operating expenses as a percentage of net sales) of 32.7% was 140 bps higher than last year as 170 bps for the legal charge and 30 bps of operating expenses for acquisitions were partially offset by sales volume leverage.

Operating earnings before financial services of $153.1 million in the third quarter of 2017, including $1.9 million of unfavorable foreign currency effects and $15.0 million for the legal charge, decreased $4.5 million, or 2.9%, as compared to $157.6 million last year. As a percentage of net sales, operating earnings before financial services of 16.9%, including the legal charge, compared to 18.9% last year.

Financial services revenue of $79.0 million in the third quarter of 2017 compared to revenue of $71.6 million last year. Financial services operating earnings of $56.0 million in the third quarter of 2017, including $0.1 million of favorable foreign currency effects, increased $5.4 million, or 10.7%, as compared to $50.6 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.

Operating earnings of $209.1 million in the third quarter of 2017, including $1.8 million of unfavorable foreign currency effects and $15.0 million for the legal charge, increased $0.9 million, or 0.4%, from $208.2 million last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 21.3% in the quarter compared to 23.0% last year.

Interest expense was unchanged at $13.1 million in the respective third quarters of 2017 and 2016. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was expense of $2.1 million and $0.8 million in the respective third quarters of 2017 and 2016. Other income (expense) – net reflects net gains and losses associated with hedging and currency exchange rate transactions and interest income. See Note 15 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s third quarter effective income tax rate on earnings attributable to Snap-on was 30.1%, including a 0.6% benefit from the legal charge, in 2017 and 31.2% in 2016. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on of $133.4 million, or $2.29 per diluted share, in the third quarter of 2017, including $9.3 million, or $0.16 per diluted share, for the after tax legal charge, increased $1.7 million, or $0.07 per diluted share, from 2016 levels. Net earnings attributable to Snap-on in the third quarter of 2016 were $131.7 million, or $2.22 per diluted share.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Results of operations for the nine months ended September 30, 2017, and October 1, 2016, are as follows:

	Nine Months Ended
(Amounts in millions)	September 30, 2017		October 1, 2016		Change
Net sales	$2,712.3	100.0%	$2,540.6	100.0%	$171.7	6.8%
Cost of goods sold	(1,352.7)	-49.9%	(1,274.9)	-50.2%	(77.8)	-6.1%

Gross profit	1,359.6	50.1%	1,265.7	49.8%	93.9	7.4%
Operating expenses	(853.3)	-31.4%	(786.3)	-30.9%	(67.0)	-8.5%

Operating earnings before financial services	506.3	18.7%	479.4	18.9%	26.9	5.6%

Financial services revenue	233.5	100.0%	207.2	100.0%	26.3	12.7%
Financial services expenses	(70.4)	-30.1%	(60.1)	-29.0%	(10.3)	-17.1%

Operating earnings from financial services	163.1	69.9%	147.1	71.0%	16.0	10.9%

Operating earnings	669.4	22.7%	626.5	22.8%	42.9	6.8%
Interest expense	(38.8)	-1.3%	(39.1)	-1.4%	0.3	0.8%
Other income (expense) – net	(5.7)	-0.2%	(0.3)	–	(5.4)	NM

Earnings before income taxes and equity earnings	624.9	21.2%	587.1	21.4%	37.8	6.4%
Income tax expense	(187.1)	-6.3%	(179.4)	-6.6%	(7.7)	-4.3%

Earnings before equity earnings	437.8	14.9%	407.7	14.8%	30.1	7.4%
Equity earnings, net of tax	1.2	–	2.2	0.1%	(1.0)	-45.5%

Net earnings	439.0	14.9%	409.9	14.9%	29.1	7.1%
Net earnings attributable to noncontrolling interests	(10.8)	-0.4%	(9.8)	-0.3%	(1.0)	10.2%

Net earnings attributable to Snap-on Inc.	$428.2	14.5%	$400.1	14.6%	$28.1	7.0%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $2,712.3 million in the first nine months of 2017 increased $171.7 million, or 6.8%, from 2016 levels, reflecting a $76.1 million, or 3.0%, organic sales gain and $111.8 million of acquisition-related sales, partially offset by $16.2 million of unfavorable foreign currency translation.

Gross profit of $1,359.6 million in the first nine months of 2017 compared to $1,265.7 million last year. Gross margin of 50.1% in 2017 improved 30 bps from 49.8% last year primarily due to benefits from higher sales and savings from the company’s RCI initiatives, partially offset by 20 bps of unfavorable foreign currency effects. Restructuring costs reflected in gross profit were $0.8 million in the first nine months of 2016.

Operating expenses of $853.3 million in the first nine months of 2017, including $15.0 million for the legal charge, compared to $786.3 million last year. The operating expense margin of 31.4% in 2017 increased 50 bps from 30.9% last year as 50 bps of operating expenses from acquisitions and 50 bps from the legal charge were partially offset by benefits from sales volume leverage. Restructuring costs included in operating expenses were $0.1 million in the first nine months of 2016.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Operating earnings before financial services of $506.3 million in the first nine months of 2017, including $10.1 million of unfavorable foreign currency effects and $15.0 million for the legal charge, increased $26.9 million, or 5.6%, as compared to $479.4 million last year. As a percentage of net sales, operating earnings before financial services of 18.7%, including the legal charge, compared to 18.9% last year.

Financial services revenue of $233.5 million in the first nine months of 2017 compared to revenue of $207.2 million last year. Financial services operating earnings of $163.1 million in 2017, including $0.7 million of unfavorable foreign currency effects, increased $16.0 million, or 10.9%, as compared to $147.1 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.

Operating earnings of $669.4 million in the first nine months of 2017, including $10.8 million of unfavorable foreign currency effects and $15.0 million for the legal charge, increased $42.9 million, or 6.8%, from $626.5 million last year. As a percentage of revenues, operating earnings of 22.7% declined 10 bps from 22.8% last year.

Interest expense of $38.8 million in the first nine months of 2017 decreased $0.3 million from $39.1 million last year. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was expense of $5.7 million and $0.3 million in the respective first nine months of 2017 and 2016. See Note 15 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.

In the first nine months of 2017, Snap-on’s effective income tax rate on earnings attributable to Snap-on was 30.5%, including a 0.2% benefit from the legal charge, and 31.1% in 2016. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on of $428.2 million, or $7.27 per diluted share, in the first nine months of 2017, including $9.3 million, or $0.16 per diluted share, for the after tax legal charge, increased $28.1 million, or $0.53 per diluted share, from 2016 levels. Net earnings attributable to Snap-on in the first nine months of 2016 were $400.1 million, or $6.74 per diluted share.

Exit and Disposal Activities

Snap-on did not record any costs for exit and disposal activities in the first nine months of 2017 or the third quarter of 2016. Snap-on recorded $0.9 million of costs for exit and disposal activities in the first nine months of 2016. See Note 6 to the Condensed Consolidated Financial Statements for information on Snap-on’s exit and disposal activities.

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

Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	September 30, 2017		October 1, 2016		Change
External net sales	$250.8	79.7%	$213.1	73.7%	$37.7	17.7%
Intersegment net sales	63.8	20.3%	76.2	26.3%	(12.4)	-16.3%

Segment net sales	314.6	100.0%	289.3	100.0%	25.3	8.7%
Cost of goods sold	(187.9)	-59.7%	(176.6)	-61.0%	(11.3)	-6.4%

Gross profit	126.7	40.3%	112.7	39.0%	14.0	12.4%
Operating expenses	(76.6)	-24.4%	(69.0)	-23.9%	(7.6)	-11.0%

Segment operating earnings	$50.1	15.9%	$43.7	15.1%	$6.4	14.6%

Segment net sales of $314.6 million in the third quarter of 2017 increased $25.3 million, or 8.7%, from 2016 levels, reflecting a $0.6 million, or 0.2%, organic sales gain, $22.7 million of acquisition-related sales and $2.0 million of favorable foreign currency translation. The organic sales increase includes a high single-digit gain in sales to customers in critical industries, a low single-digit gain in sales in the segment’s European-based hand tools business, substantially offset by a double-digit decrease in sales of power tools, and a mid single-digit sales decrease in the segment’s Asia Pacific operations.

Segment gross profit of $126.7 million in the third quarter of 2017 compared to $112.7 million last year. Third quarter gross margin of 40.3% in 2017 increased 130 bps from 39.0% in 2016 primarily due to favorable business mix and benefits from the company’s RCI initiatives.

Segment operating expenses of $76.6 million in the third quarter of 2017 compared to $69.0 million last year. The operating expense margin of 24.4% in 2017 increased 50 bps from 23.9% in 2016 primarily due to 40 bps of operating expenses for acquisitions.

As a result of these factors, segment operating earnings of $50.1 million in the third quarter of 2017, including $0.1 million of favorable foreign currency effects, increased $6.4 million from 2016 levels. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 15.9% in 2017 improved 80 bps from 15.1% in 2016.

	Nine Months Ended
(Amounts in millions)	September 30, 2017		October 1, 2016		Change
External net sales	$712.9	77.2%	$644.5	74.8%	$68.4	10.6%
Intersegment net sales	210.4	22.8%	217.5	25.2%	(7.1)	-3.3%

Segment net sales	923.3	100.0%	862.0	100.0%	61.3	7.1%
Cost of goods sold	(559.2)	-60.6%	(527.4)	-61.2%	(31.8)	-6.0%

Gross profit	364.1	39.4%	334.6	38.8%	29.5	8.8%
Operating expenses	(229.7)	-24.8%	(210.5)	-24.4%	(19.2)	-9.1%

Segment operating earnings	$134.4	14.6%	$124.1	14.4%	$10.3	8.3%

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Segment net sales of $923.3 million in the first nine months of 2017 increased $61.3 million, or 7.1%, from 2016 levels, reflecting a $22.5 million, or 2.6%, organic sales gain and $46.4 million of acquisition-related sales, partially offset by $7.6 million of unfavorable foreign currency translation. The organic sales increase primarily includes mid single-digit gains in the segment’s European-based hand tools business and in sales to customers in critical industries, partially offset by a mid single-digit decrease in sales of power tools.

Segment gross profit of $364.1 million in the first nine months of 2017 compared to $334.6 million last year. Gross margin of 39.4% improved 60 bps from 38.8% last year primarily due to higher sales, savings from the company’s RCI initiatives and 20 bps of favorable foreign currency effects, partially offset by a 10 bps impact from acquisitions.

Segment operating expenses of $229.7 million in the first nine months of 2017 compared to $210.5 million last year. The operating expense margin of 24.8% increased 40 bps from 24.4% last year primarily due to increased costs, including higher costs for research and engineering activities, and 20 bps of operating expenses for acquisitions.

As a result of these factors, segment operating earnings of $134.4 million in the first nine months of 2017, including $1.0 million of favorable foreign currency effects, increased $10.3 million from 2016 levels. Operating margin for the Commercial & Industrial Group of 14.6% in the first nine months of 2017 increased 20 bps from 14.4% last year.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	September 30, 2017		October 1, 2016		Change
Segment net sales	$392.7	100.0%	$397.2	100.0%	$(4.5)	-1.1%
Cost of goods sold	(228.5)	-58.2%	(223.9)	-56.4%	(4.6)	-2.1%

Gross profit	164.2	41.8%	173.3	43.6%	(9.1)	-5.3%
Operating expenses	(107.9)	-27.5%	(108.7)	-27.3%	0.8	0.7%

Segment operating earnings	$56.3	14.3%	$64.6	16.3%	$(8.3)	-12.8%

Segment net sales of $392.7 million in the third quarter of 2017 decreased $4.5 million, or 1.1%, from 2016 levels, reflecting a $6.5 million, or 1.6%, organic sales decrease, partially offset by $2.0 million of favorable foreign currency translation. The organic sales decrease includes a mid single-digit decrease in the company’s U.S. franchise operations, partially offset by a double-digit sales gain in the company’s international franchise operations.

Segment gross profit of $164.2 million in the third quarter of 2017 compared to $173.3 million last year. Gross margin of 41.8% decreased 180 bps from 43.6% last year primarily due to a year-over-year shift in product mix and 70 bps of unfavorable foreign currency effects.

Segment operating expenses of $107.9 million in the third quarter of 2017 compared to $108.7 million last year. The operating expense margin of 27.5% increased 20 bps from 27.3% last year primarily due to the effect of the lower sales.

As a result of these factors, segment operating earnings of $56.3 million in the third quarter of 2017, including $2.3 million of unfavorable foreign currency effects, decreased $8.3 million from 2016 levels. Operating margin for the Snap-on Tools Group of 14.3% in the third quarter of 2017 compared to 16.3% last year.

	Nine Months Ended
(Amounts in millions)	September 30, 2017		October 1, 2016		Change
Segment net sales	$1,215.9	100.0%	$1,216.4	100.0%	$(0.5)	–
Cost of goods sold	(691.0)	-56.8%	(687.8)	-56.5%	(3.2)	-0.5%

Gross profit	524.9	43.2%	528.6	43.5%	(3.7)	-0.7%
Operating expenses	(317.7)	-26.2%	(321.0)	-26.4%	3.3	1.0%

Segment operating earnings	$207.2	17.0%	$207.6	17.1%	$(0.4)	-0.2%

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Segment net sales of $1,215.9 million in the first nine months of 2017 decreased $0.5 million from 2016 levels, reflecting a $5.7 million, or 0.5%, organic sales gain, which was more than offset by $6.2 million of unfavorable foreign currency translation. The organic sales increase includes a double-digit sales gain in the company’s international franchise operations partially offset by a low single-digit sales decrease in the company’s U.S. franchise operations.

Segment gross profit of $524.9 million in the first nine months of 2017 compared to $528.6 million last year. Gross margin of 43.2% declined 30 bps from 43.5% last year primarily due to 60 bps of unfavorable foreign currency effects, partially offset by savings from the company’s RCI initiatives.

Segment operating expenses of $317.7 million in the first nine months of 2017 compared to $321.0 million last year. The operating expense margin of 26.2% improved 20 bps from 26.4% last year primarily due to sales volume leverage in the company’s international franchise operations.

As a result of these factors, segment operating earnings of $207.2 million in the first nine months of 2017, including $9.2 million of unfavorable foreign currency effects, decreased $0.4 million from 2016 levels. Operating margin for the Snap-on Tools Group of 17.0% in the first nine months of 2017 compared to 17.1% last year.

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	September 30, 2017		October 1, 2016		Change
External net sales	$260.3	78.1%	$223.8	78.2%	$36.5	16.3%
Intersegment net sales	73.2	21.9%	62.3	21.8%	10.9	17.5%

Segment net sales	333.5	100.0%	286.1	100.0%	47.4	16.6%
Cost of goods sold	(175.8)	-52.7%	(153.0)	-53.5%	(22.8)	-14.9%

Gross profit	157.7	47.3%	133.1	46.5%	24.6	18.5%
Operating expenses	(74.3)	-22.3%	(61.3)	-21.4%	(13.0)	-21.2%

Segment operating earnings	$83.4	25.0%	$71.8	25.1%	$11.6	16.2%

Segment net sales of $333.5 million in the third quarter of 2017 increased $47.4 million, or 16.6%, from 2016 levels, reflecting a $23.7 million, or 8.2%, organic sales gain, $21.6 million of acquisition-related sales and $2.1 million of favorable foreign currency translation. The organic sales increase includes double-digit gains in sales of diagnostic and repair information products to independent repair shop owners and managers, a high single-digit sales increase to OEM dealerships, and a low single-digit sales increase of undercar equipment.

Segment gross profit of $157.7 million in the third quarter of 2017 compared to $133.1 million last year. Gross margin of 47.3% improved 80 bps from 46.5% last year as a result of 40 bps of benefits from acquisitions and savings from the company’s RCI initiatives.

Segment operating expenses of $74.3 million in the third quarter of 2017 compared to $61.3 million last year. The operating expense margin of 22.3% increased 90 bps from 21.4% last year primarily due to 180 bps of impact from acquisitions, partially offset by benefits of sales volume leverage.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

As a result of these factors, segment operating earnings of $83.4 million in the third quarter of 2017, including $0.3 million of favorable foreign currency effects, increased $11.6 million from 2016 levels. Operating margin for the Repair Systems & Information Group of 25.0% in the third quarter of 2017 compared to 25.1% last year.

	Nine Months Ended
(Amounts in millions)	September 30, 2017		October 1, 2016		Change
External net sales	$783.5	79.1%	$679.7	79.0%	$103.8	15.3%
Intersegment net sales	206.9	20.9%	180.4	21.0%	26.5	14.7%

Segment net sales	990.4	100.0%	860.1	100.0%	130.3	15.1%
Cost of goods sold	(519.8)	-52.5%	(457.6)	-53.2%	(62.2)	-13.6%

Gross profit	470.6	47.5%	402.5	46.8%	68.1	16.9%
Operating expenses	(226.6)	-22.9%	(187.2)	-21.8%	(39.4)	-21.0%

Segment operating earnings	$244.0	24.6%	$215.3	25.0%	$28.7	13.3%

Segment net sales of $990.4 million in the first nine months of 2017 increased $130.3 million, or 15.1%, from 2016 levels, reflecting a $69.4 million, or 8.1%, organic sales gain and $65.4 million of acquisition-related sales, partially offset by $4.5 million of unfavorable foreign currency translation. The organic sales increase includes high single-digit gains in sales of diagnostic and repair information products to independent repair shop owners and managers and in sales to OEM dealerships, and a mid single-digit gain in sales of undercar equipment.

Segment gross profit of $470.6 million in the first nine months of 2017 compared to $402.5 million last year. Gross margin of 47.5% improved 70 bps from 46.8% last year primarily due to benefits from acquisitions and savings from the company’s RCI initiatives. Restructuring costs included in gross profit were $0.8 million in the first nine months of 2016.

Segment operating expenses of $226.6 million in the first nine months of 2017 compared to $187.2 million last year. The operating expense margin of 22.9% increased 110 bps from 21.8% last year primarily due to 190 bps of impact from acquisitions, partially offset by sales volume leverage. Restructuring costs included in operating expenses were $0.1 million in the first nine months of 2016.

As a result of these factors, segment operating earnings of $244.0 million in the first nine months of 2017, including $1.9 million of unfavorable foreign currency effects, increased $28.7 million from 2016 levels. Operating margin for the Repair Systems & Information Group of 24.6% in the first nine months of 2017 compared to 25.0% last year.

Financial Services

	Three Months Ended
(Amounts in millions)	September 30, 2017		October 1, 2016		Change
Financial services revenue	$79.0	100.0%	$71.6	100.0%	$7.4	10.3%
Financial services expenses	(23.0)	-29.1%	(21.0)	-29.3%	(2.0)	-9.5%

Segment operating earnings	$56.0	70.9%	$50.6	70.7%	$5.4	10.7%

Financial services revenue of $79.0 million in the third quarter of 2017 increased $7.4 million, or 10.3%, from $71.6 million last year primarily due to $8.0 million of higher revenue as a result of growth of the company’s financial services portfolio, partially offset by $0.7 million of decreased revenue from lower average yields on finance and contract receivables. In the third quarter the average yield on finance receivables was 17.9% for 2017 and 18.0% for 2016, and the respective average yield on contract receivables was 9.2% and 9.4%. Originations of $271.8 million in the third quarter of 2017 increased $2.0 million, or 0.7%, from 2016 levels.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses of $23.0 million in the third quarter of 2017 increased $2.0 million from $21.0 million last year primarily due to changes in both the size of the portfolio and in the provisions for credit losses. As a percentage of the average financial services portfolio, financial services expenses were 1.2% in both of the third quarters of 2017 and 2016.

Financial services operating earnings of $56.0 million in the third quarter of 2017, including $0.1 million of favorable foreign currency effects, increased $5.4 million, or 10.7%, from 2016 levels.

	Nine Months Ended
(Amounts in millions)	September 30, 2017		October 1, 2016		Change
Financial services revenue	$233.5	100.0%	$207.2	100.0%	$26.3	12.7%
Financial services expenses	(70.4)	-30.1%	(60.1)	-29.0%	(10.3)	-17.1%

Segment operating earnings	$163.1	69.9%	$147.1	71.0%	$16.0	10.9%

Financial services revenue of $233.5 million in the first nine months of 2017 increased $26.3 million, or 12.7%, from $207.2 million last year primarily due to $27.2 million of higher revenue as a result of continued growth of the company’s financial services portfolio, partially offset by $0.6 million of decreased revenue from lower average yields on contract receivables. In the first nine months of 2017 and 2016, the average yield on finance receivables was 17.9% for both periods, and the respective average yield on contract receivables was 9.2% and 9.4%. Originations of $807.0 million in 2017 decreased $8.4 million, or 1.0%, from 2016 levels.

Financial services expenses of $70.4 million in the first nine months of 2017 increased $10.3 million from $60.1 million last year primarily due to changes in both the size of the portfolio and in the provisions for credit losses. As a percentage of the average financial services portfolio, financial services expenses were 3.7% and 3.6% in the respective first nine months of 2017 and 2016.

Financial services operating earnings of $163.1 million in the first nine months of 2017, including $0.7 million of unfavorable foreign currency effects, increased $16.0 million, or 10.9%, from 2016 levels.

See Note 3 to the Condensed Consolidated Financial Statements for further information on financial services.

Corporate

Snap-on’s third quarter 2017 general corporate expenses of $36.7 million increased $14.2 million from $22.5 million last year. The year-over-year increase in general corporate expenses primarily reflects $15.0 million for the legal charge partially offset by lower pension expense.

Snap-on’s general corporate expenses in the first nine months of 2017 of $79.3 million increased $11.7 million from $67.6 million last year. The year-over-year increase in general corporate expenses primarily reflects $15.0 million for the legal charge partially offset by lower pension expense.

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

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the three months ended September 30, 2017, and October 1, 2016, is as follows:

	Operations*		Financial Services
(Amounts in millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$903.8	$834.1	$–	$–
Cost of goods sold	(455.2)	(415.0)	–	–

Gross profit	448.6	419.1	–	–
Operating expenses	(295.5)	(261.5)	–	–

Operating earnings before financial services	153.1	157.6	–	–

Financial services revenue	–	–	79.0	71.6
Financial services expenses	–	–	(23.0)	(21.0)

Operating earnings from financial services	–	–	56.0	50.6

Operating earnings	153.1	157.6	56.0	50.6
Interest expense	(13.1)	(13.0)	–	(0.1)
Intersegment interest income (expense) – net	17.7	18.3	(17.7)	(18.3)
Other income (expense) – net	(2.1)	(0.9)	–	0.1

Earnings before income taxes and equity earnings	155.6	162.0	38.3	32.3
Income tax expense	(43.2)	(47.7)	(14.0)	(11.9)

Earnings before equity earnings	112.4	114.3	24.3	20.4
Financial services – net earnings attributable to Snap-on	24.3	20.4	–	–
Equity earnings, net of tax	0.4	0.5	–	–

Net earnings	137.1	135.2	24.3	20.4
Net earnings attributable to noncontrolling interests	(3.7)	(3.5)	–	–

Net earnings attributable to Snap-on	$133.4	$131.7	$24.3	$20.4

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the nine months ended September 30, 2017, and October 1, 2016, is as follows:

	Operations*		Financial Services
(Amounts in millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$2,712.3	$2,540.6	$–	$–
Cost of goods sold	(1,352.7)	(1,274.9)	–	–

Gross profit	1,359.6	1,265.7	–	–
Operating expenses	(853.3)	(786.3)	–	–

Operating earnings before financial services	506.3	479.4	–	–

Financial services revenue	–	–	233.5	207.2
Financial services expenses	–	–	(70.4)	(60.1)

Operating earnings from financial services	–	–	163.1	147.1

Operating earnings	506.3	479.4	163.1	147.1
Interest expense	(38.6)	(38.8)	(0.2)	(0.3)
Intersegment interest income (expense) – net	53.1	53.9	(53.1)	(53.9)
Other income (expense) – net	(5.7)	(0.4)	–	0.1

Earnings before income taxes and equity earnings	515.1	494.1	109.8	93.0
Income tax expense	(146.6)	(145.1)	(40.5)	(34.3)

Earnings before equity earnings	368.5	349.0	69.3	58.7
Financial services – net earnings attributable to Snap-on	69.3	58.7	–	–
Equity earnings, net of tax	1.2	2.2	–	–

Net earnings	439.0	409.9	69.3	58.7
Net earnings attributable to noncontrolling interests	(10.8)	(9.8)	–	–

Net earnings attributable to Snap-on	$428.2	$400.1	$69.3	$58.7

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheet information as of September 30, 2017, and December 31, 2016, is as follows:

	Operations*		Financial Services
(Amounts in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$93.9	$77.5	$0.2	$0.1
Intersegment receivables	21.0	15.0	–	–
Trade and other accounts receivable – net	674.6	598.2	0.6	0.6
Finance receivables – net	–	–	505.8	472.5
Contract receivables – net	8.3	7.9	91.5	80.2
Inventories – net	649.9	530.5	–	–
Prepaid expenses and other assets	127.6	122.4	0.8	1.1

Total current assets	1,575.3	1,351.5	598.9	554.5

Property and equipment – net	472.6	423.8	1.6	1.4
Investment in Financial Services	311.6	288.7	–	–
Deferred income tax assets	55.2	49.1	26.0	23.7
Intersegment long-term notes receivable	553.0	584.7	–	–
Long-term finance receivables – net	–	–	1,018.6	934.5
Long-term contract receivables – net	11.2	11.2	299.2	275.5
Goodwill	924.0	895.5	–	–
Other intangibles – net	258.3	184.6	–	–
Other assets	52.6	47.9	–	0.1

Total assets	$4,213.8	$3,837.0	$1,944.3	$1,789.7

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Non-GAAP Supplemental Consolidating Data – Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$203.4	$151.4	$250.0	$150.0
Accounts payable	203.4	170.3	1.3	0.6
Intersegment payables	–	–	21.0	15.0
Accrued benefits	47.7	52.8	0.1	–
Accrued compensation	72.2	85.7	2.6	4.1
Franchisee deposits	76.1	66.7	–	–
Other accrued liabilities	338.9	292.1	34.5	22.8

Total current liabilities	941.7	819.0	309.5	192.5

Long-term debt and intersegment long-term	–	–	1,308.0	1,293.5
Deferred income tax liabilities	28.5	13.1	–	–
Retiree health care benefits	34.3	36.7	–	–
Pension liabilities	181.8	246.5	–	–
Other long-term liabilities	87.5	86.5	15.2	15.0

Total liabilities	1,273.8	1,201.8	1,632.7	1,501.0

Total shareholders’ equity attributable to Snap-on Inc.	2,921.8	2,617.2	311.6	288.7
Noncontrolling interests	18.2	18.0	–	–

Total equity	2,940.0	2,635.2	311.6	288.7

Total liabilities and equity	$4,213.8	$3,837.0	$1,944.3	$1,789.7

* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. Snap-on believes that its cash from operations and collections of finance receivables, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for scheduled debt repayments (including the repayment of $250 million of unsecured 4.25% notes, due January 15, 2018 (the “2018 Notes”)), payments of interest and dividends, new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise. Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on October 13, 2017, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.

The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.

As of September 30, 2017, working capital (current assets less current liabilities) of $923.1 million increased $28.6 million from $894.5 million as of December 31, 2016 (fiscal 2016 year end) due to a $261.9 million net increase in total current assets, partially offset by a $233.3 million increase in total current liabilities as discussed below.

The following represents the company’s working capital position as of September 30, 2017, and December 31, 2016:

(Amounts in millions)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$94.1	$77.6
Trade and other accounts receivable – net	675.2	598.8
Finance receivables – net	505.8	472.5
Contract receivables – net	99.8	88.1
Inventories – net	649.9	530.5
Prepaid expenses and other assets	121.1	116.5

Total current assets	2,145.9	1,884.0

Notes payable and current maturities of long-term debt	(453.4)	(301.4)
Accounts payable	(204.7)	(170.9)
Other current liabilities	(564.7)	(517.2)

Total current liabilities	(1,222.8)	(989.5)

Total working capital	$923.1	$894.5

Cash and cash equivalents of $94.1 million as of September 30, 2017, increased $16.5 million from 2016 year-end levels primarily due to (i) $528.9 million of cash from collections of finance receivables; (ii) $415.0 million of cash generated from operations, including $14.9 million of cash proceeds from the first-quarter 2017 settlement of a treasury lock; (iii) $297.8 million of net proceeds from the February 15, 2017 issuance of $300 million of unsecured 3.25% notes that mature on March 1, 2027 (the “2027 Notes”); (iv) $51.0 million of net proceeds from notes payable and other short-term borrowings; and (v) $36.2 million of cash proceeds from stock purchase and option plan exercises. These increases in cash and cash equivalents were partially offset by (i) the funding of $670.0 million of new finance receivables; (ii) the repurchase of 1,348,000 shares of the company’s common stock for $212.6 million; (iii) the January 2017 repayment of $150 million of long-term notes at maturity (the “2017 Notes”); (iv) dividend payments to shareholders of $123.0 million; (v) the funding of $82.9 million for acquisitions; and (vi) the funding of $57.3 million of capital expenditures.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Of the $94.1 million of cash and cash equivalents as of September 30, 2017, $76.7 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. The repatriation of cash from certain foreign subsidiaries could have adverse net tax consequences on the company should Snap-on be required to pay and record U.S. income taxes and foreign withholding taxes on such funds. Alternatively, the repatriation of cash from certain other foreign subsidiaries could result in favorable net tax consequences for the company. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it does not incur unfavorable net tax consequences.

Trade and other accounts receivable – net of $675.2 million as of September 30, 2017, increased $76.4 million from 2016 year-end levels primarily due to higher sales, $22.2 million of foreign currency translation and $9.1 million of receivables related to the Norbar, BTC and TCS acquisitions. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 67 days at September 30, 2017, and 63 days at December 31, 2016.

The current portions of net finance and contract receivables of $605.6 million as of September 30, 2017, compared to $560.6 million at 2016 year end. The long-term portions of net finance and contract receivables of $1,329.0 million as of September 30, 2017, compared to $1,221.2 million at 2016 year end. The combined $152.8 million increase in net current and long-term finance and contract receivables over 2016 year-end levels is primarily due to continued growth of the company’s financial services portfolio and $20.0 million of foreign currency translation.

Inventories – net of $649.9 million as of September 30, 2017, increased $119.4 million from 2016 year-end levels primarily to support continued higher customer demand and new product introductions, as well as from $24.1 million of foreign currency translation and $6.0 million of inventories related to the Norbar and TCS acquisitions. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 3.1 turns and 3.3 turns as of September 30, 2017, and December 31, 2016, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 60% and 59% of total inventories as of September 30, 2017, and December 31, 2016, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $74.4 million and $73.2 million as of September 30, 2017, and December 31, 2016, respectively.

Notes payable and current maturities of long-term debt of $453.4 million as of September 30, 2017, included $250 million of the 2018 Notes, $170 million of commercial paper borrowings and $33.4 million of other notes. As of 2016 year end, notes payable and current maturities of long-term debt of $301.4 million included $150 million of the 2017 Notes (that were repaid upon maturity in January 2017), $130 million of commercial paper borrowings and $21.4 million of other notes. As of 2016 year end, the 2018 Notes were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the 2016 year-end balance sheet date.

Accounts payable of $204.7 million as of September 30, 2017, increased $33.8 million from 2016 year-end levels primarily due to the timing of payments and $6.5 million of foreign currency translation.

Other accrued liabilities of $366.0 million as of September 30, 2017, increased $58.1 million from 2016 year-end levels primarily due to higher income tax accruals, the $15.0 million legal charge and $10.3 million of foreign currency translation.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Long-term debt of $755.0 million as of September 30, 2017, consisted of (i) $200 million of unsecured 6.70% notes that mature in 2019; (ii) $250 million of unsecured 6.125% notes that mature in 2021; (iii) $300 million of the 2027 Notes; and (iv) $5.0 million of other long-term debt. Long-term debt of $708.8 million as of 2016 year end consisted of (i) $250 million of the 2018 Notes; (ii) $200 million of unsecured 6.70% notes that mature in 2019; (iii) $250 million of unsecured 6.125% notes that mature in 2021; and (iv) $8.8 million of other long-term debt. As of 2016 year end, the 2018 Notes were included in “Long-term debt” on the accompanying Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the 2016 year-end balance sheet date; the 2027 Notes were issued in February 2017.

Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); as of September 30, 2017, no amounts were outstanding under the Credit Facility. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of September 30, 2017, the company’s actual ratios of 0.26 and 1.16, respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.

Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of September 30, 2017, Snap-on was in compliance with all covenants of its Credit Facility and other debt agreements.

Snap-on believes it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis, including the repayment of the 2018 Notes upon maturity. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under the revolving Credit Facility. Snap-on believes that it can access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include scheduled debt payments (including the repayment of the 2018 Notes), payments of interest and dividends, funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise. Snap-on intends to make contributions of $7.1 million to its foreign pension plans and $2.3 million to its domestic pension plans in 2017, as required by law. In the first nine months of 2017, Snap-on made $60.0 million of discretionary cash contributions to its domestic pension plans; depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in the balance of 2017.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, additional fixed-term debt and/or securitizations.

The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities was $415.0 million and $415.6 million in the first nine months of 2017 and 2016, respectively. The $0.6 million year-over-year decrease in net cash provided by operating activities primarily reflects net changes in operating assets and liabilities, partially offset by higher net earnings and $14.9 million of cash proceeds from the settlement of a treasury lock.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Investing Activities

Net cash used by investing activities of $282.4 million in the first nine months of 2017 included additions to finance receivables of $670.0 million, partially offset by collections of $528.9 million. Net cash used by investing activities of $244.1 million in the first nine months of 2016 included additions to finance receivables of $691.4 million, partially offset by collections of $501.7 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with average payment terms approaching four years.

Net cash used by investing activities in the first nine months of 2017 also included a total of $82.9 million (net of $1.8 million of cash acquired) for acquisitions. See Note 2 to the Consolidated Financial Statements for information on acquisitions.

Capital expenditures were $57.3 million and $56.6 million in the first nine months of 2017 and 2016, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and Rapid Continuous Improvement.

Financing Activities

Net cash used by financing activities of $119.5 million in the first nine months of 2017 included the $150 million repayment of the 2017 Notes at maturity, and the other items discussed below. These amounts were partially offset by Snap-on’s sale, on February 15, 2017, of $300 million of the 2027 Notes at a discount, from which Snap-on received $297.8 million of net proceeds, reflecting $1.9 million of transaction costs, and $51.0 million of net proceeds from notes payable and other short-term borrowings. Net cash used by financing activities was $146.8 million in the first nine months of 2016.

Proceeds from stock purchase and option plan exercises totaled $36.2 million and $32.4 million in the respective first nine months of 2017 and 2016. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans and stock options, as well as for other corporate purposes. In the first nine months of 2017, Snap-on repurchased 1,348,000 shares of its common stock for $212.6 million under its previously announced share repurchase programs, including the up to $500 million share repurchase program approved by the Board of Directors on August 3, 2017. The 2017 share repurchase program replaced the company’s 1998 and 1999 share repurchase programs; the company’s 1996 repurchase program remains unchanged. In the first nine months of 2016, Snap-on repurchased 492,000 shares of its common stock for $76.4 million under its previously announced share repurchase programs. As of September 30, 2017, Snap-on had remaining availability to repurchase up to an additional $438.8 million in common stock pursuant to its Board of Directors’ (“Board”) authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any, in the balance of 2017.

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $123.0 million and $106.3 million in the first nine months of 2017 and 2016, respectively. On November 3, 2016, the Board increased the quarterly cash dividend by 16.4% to $0.71 per share ($2.84 per share annualized). Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends in the balance of 2017.

SNAP-ON INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

(continued)

Off-Balance Sheet Arrangements

The company had no off-balance sheet arrangements as of September 30, 2017.

Critical Accounting Policies and Estimates

Snap-on’s disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, have not materially changed since that report was filed.

Outlook

Snap-on expects to make continued progress in 2017 along its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, Snap-on expects that capital expenditures in 2017 will be in a range of $80 million to $90 million, of which $57.3 million was expended in the first nine months. Snap-on also anticipates that its full year 2017 effective income tax rate will be comparable to its 2016 full year rate.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of September 30, 2017, was $1.8 million on interest rate-sensitive financial instruments and $0.5 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2017, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in the company’s internal control over financial reporting during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the third quarter of fiscal 2017, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
07/02/17 to 07/29/17	90,000	$151.12	90,000	$131.2 million
07/30/17 to 08/26/17	390,000	$150.16	390,000	$456.4 million
08/27/17 to 09/30/17	123,000	$146.05	123,000	$438.8 million

Total/Average	603,000	$149.46	603,000	N/A

N/A: Not applicable

*

Subject to further adjustment pursuant to the 1996 Authorization described below, as of September 30, 2017, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $438.8 million.

•

In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $152.43, $144.91 and $149.01 per share of common stock as of the end of the respective fiscal 2017 months ended July 29, 2017, August 26, 2017, and September 30, 2017.

•

On August 3, 2017, the Board authorized the repurchase of an aggregate of up to $500 million of the company’s common stock (“the 2017 Authorization”). The 2017 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board. The 2017 Authorization replaced both the 1998 $100 million authorization and the 1999 $50 million authorization, as discussed in “Item 2; Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” above.

Other Purchases or Sales of Equity Securities

The following chart discloses information regarding transactions in shares of Snap-on’s common stock by Citibank, N.A. (“Citibank”) during the third quarter of 2017 pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.

Citibank Purchases of Snap-on Stock

Period	Shares purchased	Average price per share
07/02/17 to 07/29/17	–	–
07/30/17 to 08/26/17	–	–
08/27/17 to 09/30/17	12,500	$144.50

Total/Average	12,500	$144.50

Item 6: Exhibits

Exhibit 10.1	Snap-on Incorporated 2011 Incentive Stock and Awards Plan (As Amended and Restated) *

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Reflects non-material changes

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2017, and October 1, 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017, and October 1, 2016; (iii) Condensed Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016; (iv) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2017, and October 1, 2016; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017, and October 1, 2016; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED
Date: October 19, 2017	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer