Form 10-K
period 2017-12-30
SNAP-ON Inc
filed 2018-02-15
CIK 91440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates (excludes 564,907 shares held by directors and executive officers) computed by reference to the price ($158.00) at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 1, 2017) was $9.0 billion.

The number of shares of Common Stock ($1.00 par value) of the registrant outstanding as of February 9, 2018, was 56,721,048 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in Snap-on’s Proxy Statement, which is expected to first be mailed to shareholders on or about March 9, 2018, prepared for the Annual Meeting of Shareholders scheduled for April 26, 2018.

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

These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain value through its Snap-on Value Creation Processes, including its ability to realize efficiencies and savings from its rapid continuous improvement and other cost reduction initiatives, improve workforce productivity, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues. These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby help improve their sales and profitability, introduce successful new products, successfully pursue, complete and integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters (such as the recent hurricanes in the southern United States and the Caribbean), planned facility closures or other labor interruptions, the effects of external negative factors, including adverse developments in world financial markets, weakness in certain areas of the global economy (including as a result of the United Kingdom’s pending exit from the European Union), and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, changes in tax rates, laws and regulations as well as uncertainty surrounding potential changes, and the impact of energy and raw material supply and pricing, including steel and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and its ongoing implementation or potential reform), continuing and potentially increasing required contributions to pension and postretirement plans, the impacts of non-strategic business and/or product line rationalizations, and the effects on business as a result of new legislation, regulations or government-related developments or issues, risks associated with data security and technological systems and protections, potential reputational damages and costs related to litigation as well as an inability to assure that costs will be reduced or eliminated on appeal, and other world or local events outside Snap-on’s control, including terrorist disruptions. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.

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

Fiscal Year

Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. Unless otherwise indicated, references in this document to “fiscal 2017” or “2017” refer to the fiscal year ended December 30, 2017; references to “fiscal 2016” or “2016” refer to the fiscal year ended December 31, 2016; and references to “fiscal 2015” or “2015” refer to the fiscal year ended January 2, 2016. Snap-on’s 2017, 2016 and 2015 fiscal years each contained 52 weeks of operating results. References in this document to 2017, 2016 and 2015 year end refer to December 30, 2017, December 31, 2016, and January 2, 2016, respectively.

2017 ANNUAL REPORT	3

Item 1: Business

Snap-on was incorporated under the laws of the state of Wisconsin in 1920 and reincorporated under the laws of the state of Delaware in 1930. Snap-on is a leading global innovator, manufacturer and marketer of tools, equipment, diagnostics, repair information and systems solutions for professional users performing critical tasks. Products and services include hand and power tools, tool storage, diagnostics software, information and management systems, shop equipment and other solutions for vehicle dealerships and repair centers, as well as for customers in industries, such as aviation and aerospace, agriculture, construction, government and military, mining, natural resources, power generation and technical education. Snap-on also derives income from various financing programs designed to facilitate the sales of its products and support its franchise business.

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

Snap-on’s primary customer segments include: (i) commercial and industrial customers, including professionals in critical industries and emerging markets; (ii) professional vehicle repair technicians who purchase products through the company’s mobile tool distribution network; and (iii) other professional customers related to vehicle repair, including owners and managers of independent and original equipment manufacturer (“OEM”) dealership service and repair shops (“OEM dealerships”). Snap-on’s Financial Services customer segment includes: (i) franchisees’ customers, principally serving vehicle repair technicians, and Snap-on customers who require financing for the purchase or lease of tools and diagnostics and equipment products on an extended-term payment plan; and (ii) franchisees who require financing for vehicle leases and business loans.

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

Recent Acquisitions

On July 28, 2017, Snap-on acquired Torque Control Specialists Pty Ltd (“TCS”) for a cash purchase price of $3.6 million (or $3.5 million, net of cash acquired). TCS, based in Adelaide, Australia, distributes a full range of torque products, including wrenches, multipliers and calibrators, for use in critical industries. The acquisition of TCS enhanced and expanded Snap-on’s capabilities in providing solutions that address torque requirements, which are increasingly essential to critical mechanical performance. For segment reporting purposes, the results of operations and assets of TCS have been included in the Commercial & Industrial Group since the acquisition date.

On May 4, 2017, Snap-on acquired Norbar Torque Tools Holdings Limited, along with its U.S. and Chinese joint ventures (“Norbar”), for a cash purchase price of $71.6 million (or $69.9 million, net of cash acquired). Norbar, based in Banbury, U.K., designs and manufactures a full range of torque products, including wrenches, multipliers and calibrators, for use in critical industries. The acquisition of Norbar enhanced and expanded Snap-on’s capabilities in providing solutions that address torque requirements. For segment reporting purposes, the results of operations and assets of Norbar have been included in the Commercial & Industrial Group since the acquisition date.

On January 30, 2017, Snap-on acquired BTC Global Limited (“BTC”) for a cash purchase price of $9.2 million. BTC, based in Crewe, U.K., designs and implements automotive vehicle inspection and management software for OEM franchise repair shops. The acquisition of BTC enhanced Snap-on’s capabilities to grow enterprise revenues and add increased productivity for repair workshops. For segment reporting purposes, the results of operations and assets of BTC have been included in the Repair Systems & Information Group since the acquisition date.

On November 16, 2016, Snap-on acquired Ryeson Corporation (d/b/a Sturtevant Richmont) for a cash purchase price of $13.0 million (or $12.6 million, net of cash acquired). Sturtevant Richmont, based in Carol Stream, Illinois, designs, manufactures and distributes mechanical and electronic torque wrenches as well as wireless torque error proofing systems for a variety of industrial applications. The acquisition of Sturtevant Richmont enhanced and expanded Snap-on’s capabilities in providing solutions that address torque requirements. For segment reporting purposes, the results of operations and assets of Sturtevant Richmont have been included in the Commercial & Industrial Group since the acquisition date.

On October 31, 2016, Snap-on acquired Car-O-Liner Holding AB (“Car-O-Liner”) for a cash purchase price of $152.0 million (or $148.1 million, net of cash acquired). Car-O-Liner, based in Gothenburg, Sweden, designs and manufactures collision repair equipment, and information and truck alignment systems. The acquisition of Car-O-Liner complemented and increased Snap-on’s existing equipment and repair and service information product offerings, broadened its established capabilities in serving vehicle repair facilities and further expanded the company’s presence with repair shop owners and managers. For segment reporting purposes, substantially all of Car-O-Liner’s results of operations and assets have been included in the Repair Systems & Information Group since the acquisition date, with the remaining portions included in the Commercial & Industrial Group.

On July 27, 2015, Snap-on acquired the assets of Ecotechnics S.p.A. (“Ecotechnics”) for a cash purchase price of $11.8 million. Ecotechnics, based in Sesto Fiorentino, Italy, designs and manufactures vehicle air conditioning service equipment for OEM dealerships and the automotive aftermarket worldwide. The acquisition of the Ecotechnics product line complemented and increased Snap-on’s existing equipment product offering for OEM dealerships and independent automotive repair shops, broadened its established capabilities in serving vehicle repair facilities, and expanded the company’s presence with repair shop owners and managers. For segment reporting purposes, the results of operations and assets of Ecotechnics have been included in the Repair Systems & Information Group since the acquisition date.

Pro forma financial information has not been presented for any of these acquisitions as the net effects, individually and collectively, were neither significant nor material to Snap-on’s results of operations or financial position.

2017 ANNUAL REPORT	5

Information Available on the Company’s Website

Additional information regarding Snap-on and its products is available on the company’s website at www.snapon.com. Snap-on is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Snap-on’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements on Schedule 14A and Current Reports on Form 8-K, as well as any amendments to those reports, are made available to the public at no charge, other than an investor’s own internet access charges, through the Investors section of the company’s website at www.snapon.com. Snap-on makes such material available on its website as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). Copies of any materials the company files with the SEC can also be obtained free of charge through the SEC’s website at www.sec.gov. The SEC’s Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling 1-800-732-0330. In addition, Snap-on’s (i) charters for the Audit, Corporate Governance and Nominating, and Organization and Executive Compensation Committees of the company’s Board of Directors; (ii) Corporate Governance Guidelines; and (iii) Code of Business Conduct and Ethics are available on the company’s website. Snap-on will also post any amendments to these documents, or information about any waivers granted to directors or executive officers with respect to the Code of Business Conduct and Ethics, on the company’s website at www.snapon.com.

Products and Services

Tools; Diagnostics, Information and Management Systems; and Equipment

Snap-on offers a broad line of products and complementary services that are grouped into three product categories: (i) tools; (ii) diagnostics, information and management systems; and (iii) equipment. Further product line information is not presented as it is not practicable to do so. The following table shows the consolidated net sales of these product categories for the last three years:

	Net Sales
(Amounts in millions)	2017	2016	2015
Product Category:
Tools	$1,946.7	$1,899.2	$1,910.1
Diagnostics, information and management systems	800.4	748.2	689.6
Equipment	939.8	783.0	753.1

	$3,686.9	$3,430.4	$3,352.8

The tools product category includes hand tools, power tools, tool storage products and other similar products. Hand tools include wrenches, sockets, ratchet wrenches, pliers, screwdrivers, punches and chisels, saws and cutting tools, pruning tools, torque measuring instruments and other similar products. Power tools include cordless (battery), pneumatic (air), hydraulic and corded (electric) tools, such as impact wrenches, ratchets, screwdrivers, drills, sanders, grinders and similar products. Tool storage includes tool chests, roll cabinets and other similar products. For many industrial customers, Snap-on creates specific, engineered solutions, including facility-level tool control and asset management hardware and software, custom kits in a wide range of configurations, and custom-built tools designed to meet customer requirements. The majority of products are manufactured by Snap-on and, in completing the product offering, other items are purchased from external manufacturers.

The diagnostics, information and management systems product category includes handheld and PC-based diagnostic products, service and repair information products, diagnostic software solutions, electronic parts catalogs, business management systems and services, point-of-sale systems, integrated systems for vehicle service shops, OEM purchasing facilitation services, and warranty management systems and analytics to help OEM dealerships manage and track performance.

The equipment product category includes solutions for the service of vehicles and industrial equipment. Products include wheel alignment equipment, wheel balancers, tire changers, vehicle lifts, test lane systems, collision repair equipment, vehicle air conditioning service equipment, brake service equipment, fluid exchange equipment, transmission troubleshooting equipment, safety testing equipment, battery chargers and hoists.

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

Products are marketed under a number of brand names and trademarks, many of which are well known in the vehicle service and industrial markets served. Some of the major trade names and trademarks and the products and services with which they are associated include the following:

Names	Products and Services

Snap-on	Hand tools, power tools, tool storage products (including tool control software and hardware), diagnostics, certain equipment and related accessories, mobile tool stores, websites, electronic parts catalogs, warranty analytics solutions, business management systems and services, OEM specialty tools and equipment development and distribution, and OEM facilitation services

ATI	Aircraft hand tools and machine tools

autoVHC	Vehicle inspection and training services

BAHCO	Saw blades, cutting tools, pruning tools, hand tools, power tools and tool storage

Blackhawk	Collision repair equipment

Blue-Point	Hand tools, power tools, tool storage, diagnostics, certain equipment and related accessories

Cartec	Safety testing, brake testers, test lane equipment, dynamometers, suspension testers, emission testers and other equipment

Car-O-Liner	Collision repair equipment, and information and truck alignment systems

CDI	Torque tools

Challenger	Vehicle lifts

Ecotechnics	Vehicle air conditioning service equipment

Fish and Hook	Saw blades, cutting tools, pruning tools, hand tools, power tools and tool storage

Hofmann	Wheel balancers, vehicle lifts, tire changers, wheel aligners, brake testers and test lane equipment

Irimo	Saw blades, cutting tools, hand tools, power tools and tool storage

John Bean	Wheel balancers, vehicle lifts, tire changers, wheel aligners, brake testers and test lane equipment

Josam	Heavy duty alignment and collision repair solutions

Lindström	Hand tools

Mitchell1	Repair and service information, shop management systems and business services

Nexiq	Diagnostic tools, information and program distributions for fleet and heavy duty equipment

Norbar	Torque tools

Pro-Cut	On-car brake lathes, related equipment and accessories

Sandflex	Hacksaw blades, bandsaws, saw blades, hole saws and reciprocating saw blades

ShopKey	Repair and service information, shop management systems and business services

Sioux	Power tools

Sturtevant Richmont	Torque tools

Sun	Diagnostic tools, wheel balancers, vehicle lifts, tire changers, wheel aligners, air conditioning products and emission testers

TruckCam	Commercial OEM factory solutions

Williams	Hand tools, tool storage, certain equipment and related accessories

2017 ANNUAL REPORT	7

Financial Services

Snap-on also generates revenue from various financing programs that include: (i) installment sales and lease contracts arising from franchisees’ customers and Snap-on customers who require financing for the purchase or lease of tools and diagnostic and equipment products on an extended-term payment plan; and (ii) business loans and vehicle leases to franchisees. The decision to finance through Snap-on or another financing source is solely election of the customer. When assessing customers for potential financing, Snap-on considers various factors regarding ability to pay, including the customers’ financial condition, debt-servicing ability, past payment experience, and credit bureau and proprietary Snap-on credit model information, as well as the value of the underlying collateral.

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

Snap-on provides innovative tool, equipment and business solutions, as well as technical sales support and training, designed to meet technicians’ evolving needs. Snap-on’s mobile tool distribution system offers technicians the convenience of purchasing quality tools at their place of business with minimal disruption of their work routine. Snap-on also provides owners and managers of repair shops, where technicians work, with tools, diagnostic equipment, and repair and service information, including electronic parts catalogs and shop management products. Snap-on’s OEM facilitation business provides OEMs with products and services including special and essential tools as well as consulting and facilitation services, which include product procurement, distribution and administrative support to customers for their dealership equipment programs.

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

The industrial sector is characterized by a highly competitive environment with multiple suppliers offering a full line or industry specific portfolios for tools and equipment. Industrial customers increasingly require specialized solutions that provide repeatability and reliability in performing tasks of consequence that are specific to the particular end market in which they operate. Snap-on believes it is a meaningful participant in the industrial tools and equipment market sector.

8	SNAP-ON INCORPORATED

Distribution Channels

Snap-on serves customers primarily through the following channels of distribution: (i) the mobile van channel; (ii) company direct sales; (iii) distributors; and (iv) e-commerce. The following discussion summarizes Snap-on’s general approach for each channel and is not intended to be all-inclusive.

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

Snap-on charges nominal initial and ongoing monthly franchise fees. Franchise fee revenue, including nominal, non-refundable initial and ongoing monthly fees (primarily for sales and business training, and marketing and product promotion programs), is recognized as the fees are earned. Franchise fee revenue totaled $15.2 million, $13.9 million and $12.7 million in fiscal 2017, 2016 and 2015, respectively.

Snap-on also has a company-owned route program that is designed to: (i) provide another pool of potential field organization personnel; (ii) service customers in select new and/or open routes not currently serviced by franchisees; and (iii) allow Snap-on to pilot new sales and promotional ideas prior to introducing them to franchisees. As of 2017 year end, company-owned routes comprised less than 3% of the total route population; Snap-on may elect to increase or reduce the number of company-owned routes in the future.

In addition to its mobile van channel in the United States, Snap-on has replicated its U.S. franchise distribution model in certain other countries including the United Kingdom, Canada, Japan, Australia, Germany, Netherlands, South Africa, New Zealand, Belgium and Ireland. In many of these markets, as in the United States, purchase decisions are generally made or influenced by professional vehicle service technicians as well as repair shop owners and managers. As of 2017 year end, Snap-on’s worldwide route count was approximately 4,900, including approximately 3,500 routes in the United States.

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

2017 ANNUAL REPORT	9

Snap-on brand tools and equipment are marketed to industrial and governmental customers worldwide through both industrial sales associates and independent distributors. Selling activities focus on industrial customers whose main purchase criteria are quality and integrated solutions. As of 2017 year end, Snap-on had industrial sales associates and independent distributors primarily in the United States and in various European, Latin American, Middle Eastern, Asian and African countries, with the United States representing the majority of Snap-on’s total industrial sales.

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

Distributors

Sales of certain tools and equipment are made through independent distributors who purchase the items from Snap-on and resell them to end users. Hand tools sold under the BAHCO, Fish and Hook, Irimo, Lindström, CDI, ATI, Norbar, Sioux, Sturtevant Richmont and Williams brands and trade names, for example, are sold through distributors worldwide. Wheel service and other vehicle service equipment are sold through distributors primarily under brands including Hofmann, John Bean, Car-O-Liner, Challenger, Pro-Cut, Cartec, Blackhawk and Ecotechnics. Diagnostic and equipment products are marketed through distributors in South America and Asia, and through both a direct sales force and distributors in Europe under the Snap-on, Sun and Blue-Point brands.

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

Raw Materials and Purchased Product

Snap-on’s supply of raw materials and purchased components are generally and readily available from numerous suppliers. Snap-on believes it has secured an ample supply of both bar and coil steel for the near future to ensure stable supply to meet material demands. The company does not currently anticipate experiencing any significant impact in 2018 from steel pricing or availability issues.

10	SNAP-ON INCORPORATED

Patents, Trademarks and Other Intellectual Property

Snap-on vigorously pursues and relies on patent protection to protect its intellectual property and position in its markets. As of 2017 year end, Snap-on and its subsidiaries held approximately 700 active and pending patents in the United States and approximately 1,600 active and pending patents outside of the United States. Sales relating to any single patent did not represent a material portion of Snap-on’s revenues in any of the last three years.

Examples of products that have features or designs that benefit from patent protection include hand tools (including sealed ratchets and ratcheting screwdrivers), power tools, wheel alignment systems, wheel balancers, tire changers, vehicle lifts, tool storage, tool control, collision measurement, test lanes, brake lathes, electronic torque instruments, emissions-sensing devices and diagnostic equipment.

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

Snap-on strategically licenses the Snap-on brand to carefully selected manufacturing and distribution companies for items such as apparel and a variety of other goods, in order to further build brand awareness and market presence for the company’s strongest brand.

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

Employees

Snap-on employed approximately 12,600 people at the end of January 2018; Snap-on employed approximately 12,100 people at the end of January 2017. The year-over-year increase in employees primarily reflects acquisitions during 2017.

Approximately 2,700 employees, or 21% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. The number of covered union employees whose contracts expire over the next five years approximates 1,450 employees in 2018, 225 employees in 2019, 825 employees in 2020, 125 employees in 2021, and 25 employees in 2022. In recent years, Snap-on has not experienced any significant work slowdowns, stoppages or other labor disruptions.

There can be no assurance that these and other future contracts with Snap-on’s unions will be renegotiated upon terms acceptable to Snap-on.

2017 ANNUAL REPORT	11

Working Capital

Most of Snap-on’s businesses are not seasonal and their inventory needs are relatively constant. Snap-on did not have a significant backlog of orders at 2017 year end. In recent years, Snap-on has been using its working capital to fund, in part, the continued growth of the company’s financial services portfolio and the acquisitions discussed above.

Snap-on’s liquidity and capital resources and use of working capital are discussed herein in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of 2017 year end, neither Snap-on nor any of its segments depend on any single customer, small group of customers or government for any material part of its revenues.

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

We, our franchisees and our customers, may be adversely affected by changing economic conditions, including conditions that may particularly impact specific regions. These conditions may result in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending. We, our franchisees and our customers, and the economy as a whole, also may be affected by future world or local events outside our control, such as acts of terrorism, developments in the war on terrorism, conflicts in international situations, weather events and natural disasters, as well as government-related developments or issues. These factors may affect our results of operations by reducing our sales, margins and/or net earnings as a result of a slowdown in customer orders or order cancellations, impact the availability of raw materials and/or the supply chain, and could potentially lead to future impairment of our intangible assets. In addition, political and social turmoil related to international conflicts and terrorist acts may put pressure on economic conditions abroad. Unstable political, social and economic conditions may make it difficult for our franchisees, customers, suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition, results of operations and cash flows could be negatively affected.

In June 2016, the United Kingdom voted in a referendum to exit the European Union (“Brexit”), which resulted in significant currency exchange rate fluctuations and volatility. Negotiations are underway to determine the terms of Brexit. Given the lack of comparable precedent and the status of the negotiations, the implications of Brexit, or how such implications might affect Snap-on, continue to remain unclear at this time. Brexit could, among other impacts, disrupt trade and the movement of goods, services and people between the United Kingdom and the European Union or other countries as well as create legal and global economic uncertainty. These and other potential implications could adversely affect our business and results of operations.

In 2017, Canada, Mexico and the United States commenced negotiations to potentially modify the terms of the North American Free Trade Agreement (“NAFTA”). It is difficult to predict what, if any, changes will be made to NAFTA as a result of these negotiations. If the U.S. were to withdraw from NAFTA or if significant changes are made that, among other impacts, disrupt trade and the movement of goods and services between these countries, it could have a material adverse impact on our business.

These and other matters significantly impacting the regulation of trade could adversely affect our business and results of operations.

12	SNAP-ON INCORPORATED

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

Approximately 41% of our consolidated net revenues in 2017 were generated by the Snap-on Tools Group, which consists of Snap-on’s business operations primarily serving vehicle service and repair technicians through the company’s worldwide mobile tool distribution channel. Snap-on’s success is dependent on its relationships with franchisees, individually and collectively, as they are the primary sales and service link between the company and vehicle service and repair technicians, who are an important class of end users for Snap-on’s products and services. If our franchisees are not successful, or if we do not maintain an effective relationship with our franchisees, the delivery of products, the collection of receivables and/or our relationship with end users could be adversely affected and thereby negatively impact our business, financial condition, results of operations and cash flows.

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

2017 ANNUAL REPORT	13

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

Changes to legislation and regulations may affect our business, reputation, results of operations and financial condition.

Significant changes to legislative and regulatory activity and compliance burdens, including those associated with sales to our government, military and defense contractor customers, as well as the manner in which they are applied, could significantly impact our business and the economy as a whole.

Financial services businesses of all kinds are subject to significant and complex regulations and enforcement. In addition to potentially increasing the costs of doing business due to compliance obligations, new laws and regulations, or changes to existing laws and regulations, as well as the enforcement thereof, may affect the relationships between creditors and debtors, inhibit the rights of creditors to collect amounts owed to them, expand liability for certain actions or inactions, or limit the types of financial products or services offered, any or all of which could have a material adverse effect on our financial condition, results of operations and cash flows. Failure to comply with any of these laws or regulations could also result in civil, criminal, monetary and/or non-monetary penalties, damage to our reputation, and/or the incurrence of remediation costs.

Snap-on’s results of operations could also be affected by changes in the company’s effective tax rate as a result of changes in statutory tax rates, laws and regulations, as well as related guidance. The company is currently analyzing the impact of the December 2017 passage of “H.R.1”, formerly known as the Tax Cuts and Jobs Act in the United States (the “Tax Act”), which made significant changes to the U.S. Tax Code and affects, among other items, the company’s tax rate, previously unremitted foreign earnings and valuations of deferred tax assets and liabilities. If new guidance is issued on the recently enacted tax revisions, depending on the circumstances, this (and other) tax legislation could adversely affect our results of operations.

These developments, and other potential future legislation and regulations, as well as the factors in the strict regulatory environment, including the growing international regulation of privacy rights, may also adversely affect the customers to which, and the markets into which, we sell our products, and increase our costs and otherwise negatively affect our business, reputation, results of operations and financial condition, including in ways that cannot yet be foreseen.

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

We depend upon the availability of credit to operate our business, including the financing of receivables from end-user customers that are originated by our financial services businesses. Our end-user customers, franchisees and suppliers also require access to credit for their businesses. At times, world financial markets have been unstable and subject to uncertainty. Adverse developments in the credit and financial markets, or unfavorable changes in Snap-on’s credit rating, could negatively impact the availability of future financing and the terms on which it might be available to Snap-on, its end-user customers, franchisees and suppliers. Inability to access credit or capital markets, or a deterioration in the terms on which financing might be available, could have an adverse impact on our business, financial condition, results of operations and cash flows.

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

2017 ANNUAL REPORT	15

Data security and information technology infrastructure and security are critical to supporting business objectives; failure of our systems to operate effectively could adversely affect our business and reputation.

We depend heavily on information technology infrastructure to achieve our business objectives and to protect sensitive information, and continually invest in improving such systems. Problems that impair or compromise this infrastructure, including natural disasters, power outages, major network failures, security breaches or malicious attacks, or during system upgrades and/or new system implementations, could impede our ability to record or process orders, manufacture and ship in a timely manner, account for and collect receivables, protect sensitive data of the company, our customers, our suppliers and business partners, or otherwise carry on business in the normal course. Any such events, if significant, could cause us to lose customers and/or revenue and could require us to incur significant expense to remediate, including as a result of legal or regulatory claims or proceedings, and could also damage our reputation. While we have taken steps to maintain adequate data security and address these risks and uncertainties by implementing security technologies, internal controls, network and data center resiliency, and redundancy and recovery processes, as well as by securing insurance, these measures may be inadequate.

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

We manufacture a significant portion of the products we sell. Any prolonged disruption in the operations of our existing manufacturing facilities, whether due to technical or labor difficulties, facility consolidation or closure actions, lack of raw material or component availability, destruction of or damage to any facility (as a result of natural disasters, weather events, use and storage of hazardous materials, acts of war, sabotage or terrorism, or other events), or other reasons, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

16	SNAP-ON INCORPORATED

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

From time to time we are subject to legal disputes that are being litigated and/or settled in the ordinary course of business. Disputes or future lawsuits could result in the diversion of management’s time and attention away from business operations. Additionally, negative developments with respect to legal disputes and the costs incurred in defending ourselves, even if successful, could have an adverse impact on the company and its reputation. Successful outcomes, at trial or on appeal, can never be assured. Adverse outcomes or settlements could also require us to pay damages, potentially in excess of amounts reserved, or incur liability for other remedies that could have a material adverse effect on our business, reputation, financial condition, results of operations and cash flows.

Failure to adequately protect intellectual property, or claims of infringement, could adversely affect our business, reputation, financial condition, results of operations and cash flows.

Intellectual property rights are an important and integral component of our business and failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. In addition, we have been and in the future may be subject to claims of intellectual property infringement against us by third parties; whether or not these claims have merit, we could be required to expend significant resources in defense of those claims. Adverse determinations in a judicial or administrative proceeding could prevent us from manufacturing and selling our products, prevent us from stopping others from manufacturing and selling competing products, and/or result in payments for damages. In the event of an infringement claim, we may also be required to spend significant resources to develop alternatives or obtain licenses which may not be available on reasonable terms or at all, and may reduce our sales and disrupt our production. Failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business.

2017 ANNUAL REPORT	17

Foreign operations are subject to political, economic, currency exchange and other risks that could adversely affect our business, financial condition, results of operations and cash flows.

Approximately 32% of our revenues in 2017 were generated outside of the United States. Future growth rates and success of our business depends in large part on continued growth in our non-U.S. operations, including growth in emerging markets and critical industries. Numerous risks and uncertainties affect our non-U.S. operations. These risks and uncertainties include political, economic and social instability, such as acts of war, civil disturbance or acts of terrorism, local labor conditions, changes in government policies and regulations, including imposition or increases in withholding and other taxes on remittances and other payments by international subsidiaries, as well as the exposure to liabilities under anti-corruption laws in various countries, such as the U.S. Foreign Corrupt Practices Act, currency volatility, transportation delays or interruptions, sovereign debt uncertainties and difficulties in enforcement of contract and intellectual property rights, as well as natural disasters. Should the economic environment in our non-U.S. markets deteriorate from current levels, our results of operations and financial position could be materially impacted, including as a result of the effects of potential impairment write-downs of goodwill and/or other intangible assets related to these businesses.

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

18	SNAP-ON INCORPORATED

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

We have taken steps in the past, and expect to take additional steps in the future, intended to improve customer service and drive further efficiencies and reduce costs, some of which could be disruptive to our business. These actions, collectively across our operating groups, are focused on the following:

•	Continuing to invest in initiatives focused on building a strong sales and operating presence in emerging growth markets;
•	Continuing to enhance service and value to our franchisees and customers;
•	Continuing to implement efficiency and productivity initiatives throughout the company to drive further efficiencies and reduce costs;
•	Continuing on the company’s existing path to improve and transform global manufacturing and the supply chain into a market-demand-based replenishment system with lower costs;
•	Continuing to invest in developing and marketing new, innovative, higher-value-added products and advanced technologies;
•	Extending our products and services into additional and/or adjacent markets or to new customers; and
•	Continuing to provide financing for, and grow our portfolio of, receivables within our financial services businesses.

2017 ANNUAL REPORT	19

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Snap-on maintains leased and owned manufacturing, software development, warehouse, distribution, research and development and office facilities throughout the world. Snap-on believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand. Snap-on’s facilities in the United States occupy approximately 3.4 million square feet, of which 73% is owned, including its corporate and general office facility located in Kenosha, Wisconsin. Snap-on’s facilities outside the United States occupy approximately 4.5 million square feet, of which approximately 73% is owned. Certain Snap-on facilities are leased through operating and capital lease agreements. See Note 15 to the Consolidated Financial Statements for information on the company’s operating and capital leases. Snap-on management continually monitors the company’s capacity needs and makes adjustments as dictated by market and other conditions.

20	SNAP-ON INCORPORATED

The following table provides information about our corporate headquarters and financial services operations, and each of Snap-on’s principal active manufacturing locations, distribution centers and software development locations (exceeding 50,000 square feet) as of 2017 year end:

Location	Principal Property Use	Owned/Leased	Segment*
U.S. Locations:
Elkmont, Alabama	Manufacturing	Owned	SOT
Conway, Arkansas	Manufacturing and distribution	Owned	RS&I
City of Industry, California	Manufacturing	Leased	C&I
Poway, California	Software development	Leased	RS&I
San Jose, California	Software development	Leased	RS&I
Columbus, Georgia	Distribution	Owned	C&I
Crystal Lake, Illinois	Distribution	Owned and leased	SOT
Libertyville, Illinois	Financial services	Leased	FS
Algona, Iowa	Manufacturing and distribution	Owned	SOT
Louisville, Kentucky	Manufacturing and distribution	Leased	RS&I
Olive Branch, Mississippi	Distribution	Owned	SOT
Carson City, Nevada	Distribution	Owned and leased	SOT
Murphy, North Carolina	Manufacturing and distribution	Owned	C&I
Richfield, Ohio	Software development	Owned	RS&I
Robesonia, Pennsylvania	Distribution	Owned	SOT
Elizabethton, Tennessee	Manufacturing	Owned	SOT
Kenosha, Wisconsin	Distribution and corporate	Owned	SOT, C&I, RS&I
Milwaukee, Wisconsin	Manufacturing	Owned	SOT

Non-U.S. Locations:
Santo Tome, Argentina	Manufacturing	Owned	C&I
New South Wales, Australia	Distribution and financial services	Leased	SOT, FS
Minsk, Belarus	Manufacturing	Owned	C&I
Santa Bárbara d’Oeste, Brazil	Manufacturing and distribution	Owned	RS&I
Calgary, Canada	Distribution	Leased	SOT
Mississauga, Canada	Distribution	Leased	SOT, RS&I
Beijing, China	Manufacturing and distribution	Leased	C&I
Kunshan, China	Manufacturing	Owned	C&I
Xiaoshan, China	Manufacturing	Owned	C&I
Banbury, England	Manufacturing and distribution	Owned	C&I
Bramley, England	Manufacturing	Owned	C&I
Kettering, England	Distribution and financial services	Owned and leased	SOT, C&I, FS
Sopron, Hungary	Manufacturing	Owned	RS&I
Correggio, Italy	Manufacturing	Owned	RS&I
Tokyo, Japan	Distribution	Leased	C&I
Helmond, Netherlands	Distribution	Owned	C&I
Vila do Conde, Portugal	Manufacturing	Owned	C&I
Irun, Spain	Manufacturing	Owned	C&I
Placencia, Spain	Manufacturing	Owned	C&I
Vitoria, Spain	Manufacturing and distribution	Owned	C&I
Bollnäs, Sweden	Manufacturing	Owned	C&I
Edsbyn, Sweden	Manufacturing	Owned	C&I
Kungsör, Sweden	Manufacturing and distribution	Owned	RS&I
Lidköping, Sweden	Manufacturing	Owned	C&I

*	Segment abbreviations:

C&I – Commercial & Industrial Group

SOT – Snap-on Tools Group

RS&I – Repair Systems & Information Group

FS – Financial Services

2017 ANNUAL REPORT	21

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Snap-on had 56,690,249 shares of common stock outstanding as of 2017 year end. Snap-on’s stock is listed on the New York Stock Exchange under the ticker symbol “SNA.” At February 9, 2018, there were 4,884 registered holders of Snap-on common stock.

The high and low closing prices of Snap-on’s common stock during each fiscal quarter for the last two years were as follows:

	Common Stock High/Low Prices
	2017		2016
Quarter	High	Low	High	Low
First	$181.53	$164.91	$168.53	$135.41
Second	175.26	153.24	164.39	148.03
Third	159.02	141.51	162.70	146.76
Fourth	175.88	147.90	176.20	145.97

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Quarterly dividends in 2017 were $0.82 per share in the fourth quarter and $0.71 per share in each of the first three quarters ($2.95 per share for the year). Quarterly dividends in 2016 were $0.71 per share in the fourth quarter and $0.61 per share in each of the first three quarters ($2.54 per share for the year). Cash dividends paid in 2017 and 2016 totaled $169.4 million and $147.5 million, respectively. Snap-on’s Board of Directors (the “Board”) monitors and evaluates the company’s dividend practice quarterly and the Board may elect to increase, decrease or not pay a dividend on Snap-on common stock based upon the company’s financial condition, results of operations, cash requirements and future prospects of Snap-on and other factors deemed relevant by the Board.

See Note 13 to the Consolidated Financial Statements for information on securities authorized for issuance under equity compensation plans.

22	SNAP-ON INCORPORATED

Issuer Purchases of Equity Securities

The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the fourth quarter of fiscal 2017, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, and equity plans, and for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
10/01/17 to 10/28/17	80,000	$160.86	80,000	$427.2 million
10/29/17 to 11/25/17	330,000	$157.89	330,000	$375.9 million
11/26/17 to 12/30/17	62,000	$166.34	62,000	$390.7 million

Total/Average	472,000	$159.50	472,000	N/A

N/A: Not applicable

*

Subject to further adjustment pursuant to the 1996 Authorization described below, as of December 30, 2017, the approximate value of shares that may yet be purchased pursuant to the two outstanding Board authorizations discussed below is $390.7 million.

•

In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $158.45, $159.70 and $174.30 per share of common stock as of the end of the fiscal 2017 months ended October 28, 2017, November 25, 2017, and December 30, 2017, respectively.

•

In 2017, the Board authorized the repurchase of an aggregate of up to $500 million of the company’s common stock (“the 2017 Authorization”). The 2017 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board.

2017 ANNUAL REPORT	23

Other Purchases or Sales of Equity Securities

The following chart discloses information regarding transactions in shares of Snap-on’s common stock by Citibank, N.A. (“Citibank”) during the fourth quarter of 2017 pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.

Citibank Sales of Snap-on Stock

Period	Shares sold	Average price per share
10/01/17 to 10/28/17	–	–
10/29/17 to 11/25/17	–	–
11/26/17 to 12/30/17	18,600	$167.53

Total/Average	18,600	$167.53

24	SNAP-ON INCORPORATED

Five-year Stock Performance Graph

The graph below illustrates the cumulative total shareholder return on Snap-on common stock since December 31, 2012, assuming that dividends were reinvested. The graph compares Snap-on’s performance to that of the Standard & Poor’s 500 Industrials Index (“S&P 500 Industrials”) and Standard & Poor’s 500 Stock Index (“S&P 500”).

Snap-on Incorporated Total Shareholder Return (1)

Fiscal Year Ended (2)	Snap-on Incorporated	S&P 500 Industrials	S&P 500
December 31, 2012	$100.00	$100.00	$100.00
December 31, 2013	141.06	140.68	132.39
December 31, 2014	178.82	154.50	150.51
December 31, 2015	227.32	150.59	152.59
December 31, 2016	230.82	178.99	170.84
December 31, 2017	239.25	216.64	208.14

(1)	Assumes $100 was invested on December 31, 2012, and that dividends were reinvested quarterly.
(2)	The company’s fiscal year ends on the Saturday that is on or nearest to December 31 of each year; for ease of calculation, the fiscal year end is assumed to be December 31.

2017 ANNUAL REPORT	25

Item 6: Selected Financial Data

The selected financial data presented below has been derived from, and should be read in conjunction with, the respective historical consolidated financial statements of the company, including the notes thereto, and “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Five-year Data
(Amounts in millions, except per share data)	2017	2016	2015	2014	2013
Results of Operations
Net sales	$3,686.9	$3,430.4	$3,352.8	$3,277.7	$3,056.5
Gross profit	1,824.9	1,709.6	1,648.3	1,584.3	1,472.9
Operating expenses	1,160.9	1,054.1	1,053.7	1,048.7	1,012.4
Operating earnings before financial services	664.0	655.5	594.6	535.6	460.5
Financial services revenue	313.4	281.4	240.3	214.9	181.0
Financial services expenses	95.9	82.7	70.1	65.8	55.3
Operating earnings from financial services	217.5	198.7	170.2	149.1	125.7
Operating earnings	881.5	854.2	764.8	684.7	586.2
Interest expense	52.4	52.2	51.9	52.9	56.1
Earnings before income taxes and equity earnings	821.9	801.4	710.5	630.9	526.2
Income tax expense	250.9	244.3	221.2	199.5	166.7
Earnings before equity earnings	571.0	557.1	489.3	431.4	359.5
Equity earnings, net of tax	1.2	2.5	1.3	0.7	0.2
Net earnings	572.2	559.6	490.6	432.1	359.7
Net earnings attributable to noncontrolling interests	(14.5)	(13.2)	(11.9)	(10.2)	(9.4)
Net earnings attributable to Snap-on	557.7	546.4	478.7	421.9	350.3

Financial Position
Cash and cash equivalents	$92.0	$77.6	$92.8	$132.9	$217.6
Trade and other accounts receivable – net	675.6	598.8	562.5	550.8	531.6
Finance receivables – net (current)	505.4	472.5	447.3	402.4	374.6
Contract receivables – net (current)	96.8	88.1	82.1	74.5	68.4
Inventories – net	638.8	530.5	497.8	475.5	434.4
Property and equipment – net	484.4	425.2	413.5	404.5	392.5
Long-term finance receivables – net	1,039.2	934.5	772.7	650.5	560.6
Long-term contract receivables – net	322.6	286.7	266.6	242.0	217.1
Total assets	5,249.1	4,723.2	4,331.1	4,162.0	3,994.5
Notes payable and current maturities of long-term debt	433.2	301.4	18.4	56.6	113.1
Accounts payable	178.2	170.9	148.3	145.0	155.6
Long-term debt	753.6	708.8	861.7	862.7	858.9
Total debt	1,186.8	1,010.2	880.1	919.3	972.0
Total shareholders’ equity attributable to Snap-on	2,953.9	2,617.2	2,412.7	2,207.8	2,113.2

Common Share Summary
Weighted-average shares outstanding – diluted	58.6	59.4	59.1	59.1	59.1
Net earnings per share attributable to Snap-on:
Basic	$9.72	$9.40	$8.24	$7.26	$6.02
Diluted	9.52	9.20	8.10	7.14	5.93
Cash dividends paid per share	2.95	2.54	2.20	1.85	1.58
Shareholders’ equity per basic share	51.46	45.05	41.53	38.00	36.31

26	SNAP-ON INCORPORATED

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

We believe our operating results in 2017 demonstrate Snap-on’s continued progress in providing repeatability and reliability to a wide range of professional customers performing critical tasks in workplaces of consequence. Leveraging capabilities already demonstrated in the automotive repair arena, our “coherent growth” strategy focuses on developing and expanding our professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including in critical industries, where the cost and penalties for failure can be high.

We also believe our 2017 operating results provide continued evidence that Snap-on’s value proposition of making work easier for serious professionals in workplaces of consequence is an ongoing strength as we move forward along our runways for coherent growth:

•

Enhancing the franchise network, where we continued to focus on helping our franchisees extend their reach through innovative selling processes and productivity initiatives that break the traditional time and space barriers inherent in a mobile van;

•

Expanding in the vehicle repair garage, where we continued to make progress in connecting with customers and translating the resulting insights into innovation that solves specific challenges in the repair facility;

•	Further extending in critical industries, where we continued to grow our lines of products customized for specific industries, including through acquisitions (as discussed below); and
•	Building in emerging markets, where we continued to build manufacturing capacity, focused product lines and distribution capability.

Our strategic priorities and plans for 2018 will continue to build on our Snap-on Value Creation Processes – our suite of strategic principles and processes we employ every day designed to create value, and employed in the areas of safety, quality, customer connection, innovation and rapid continuous improvement (“Rapid Continuous Improvement” or “RCI”). We expect to continue to deploy these processes in our existing operations as well as into our newly acquired businesses.

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

2017 ANNUAL REPORT	27

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Acquisitions

On July 28, 2017, Snap-on acquired Torque Control Specialists Pty Ltd (“TCS”) for a cash purchase price of $3.6 million (or $3.5 million, net of cash acquired). TCS, based in Adelaide, Australia, distributes a full range of torque products, including wrenches, multipliers and calibrators, for use in critical industries. The acquisition of TCS enhanced and expanded Snap-on’s capabilities in providing solutions that address torque requirements, which are increasingly essential to critical mechanical performance. For segment reporting purposes, the results of operations and assets of TCS have been included in the Commercial & Industrial Group since the acquisition date.

On May 4, 2017, Snap-on acquired Norbar Torque Tools Holdings Limited, along with its U.S. and Chinese joint ventures (“Norbar”), for a cash purchase price of $71.6 million (or $69.9 million, net of cash acquired). Norbar, based in Banbury, U.K., designs and manufactures a full range of torque products, including wrenches, multipliers and calibrators, for use in critical industries. The acquisition of Norbar enhanced and expanded Snap-on’s capabilities in providing solutions that address torque requirements. For segment reporting purposes, the results of operations and assets of Norbar have been included in the Commercial & Industrial Group since the acquisition date.

On January 30, 2017, Snap-on acquired BTC Global Limited (“BTC”) for a cash purchase price of $9.2 million. BTC, based in Crewe, U.K., designs and implements automotive vehicle inspection and management software for original equipment manufacturer (“OEM”) franchise repair shops. The acquisition of BTC enhanced Snap-on’s capabilities to grow enterprise revenues and add increased productivity for repair workshops. For segment reporting purposes, the results of operations and assets of BTC have been included in the Repair Systems & Information Group since the acquisition date.

On November 16, 2016, Snap-on acquired Ryeson Corporation (d/b/a Sturtevant Richmont) for a cash purchase price of $13.0 million (or $12.6 million, net of cash acquired). Sturtevant Richmont, based in Carol Stream, Illinois, designs, manufactures and distributes mechanical and electronic torque wrenches as well as wireless torque error proofing systems for a variety of industrial applications. The acquisition of Sturtevant Richmont enhanced and expanded Snap-on’s capabilities in providing solutions that address torque requirements. For segment reporting purposes, the results of operations and assets of Sturtevant Richmont have been included in the Commercial & Industrial Group since the acquisition date.

On October 31, 2016, Snap-on acquired Car-O-Liner Holding AB (“Car-O-Liner”) for a cash purchase price of $152.0 million (or $148.1 million, net of cash acquired). Car-O-Liner, based in Gothenburg, Sweden, designs and manufactures collision repair equipment, and information and truck alignment systems. The acquisition of Car-O-Liner complemented and increased Snap-on’s existing equipment and repair and service information product offerings, broadened its established capabilities in serving vehicle repair facilities and further expanded the company’s presence with repair shop owners and managers. For segment reporting purposes, substantially all of Car-O-Liner’s results of operations and assets have been included in the Repair Systems & Information Group since the acquisition date, with the remaining portions included in the Commercial & Industrial Group.

On July 27, 2015, Snap-on acquired the assets of Ecotechnics S.p.A. (“Ecotechnics”) for a cash purchase price of $11.8 million. Ecotechnics, based in Sesto Fiorentino, Italy, designs and manufactures vehicle air conditioning service equipment for OEM dealerships and the automotive aftermarket worldwide. The acquisition of the Ecotechnics product line complemented and increased Snap-on’s existing equipment product offering for OEM dealerships and independent automotive repair shops, broadened its established capabilities in serving vehicle repair facilities, and expanded the company’s presence with repair shop owners and managers. For segment reporting purposes, the results of operations and assets of Ecotechnics have been included in the Repair Systems & Information Group since the acquisition date.

Pro forma financial information has not been presented for any of these acquisitions as the net effects, individually and collectively, were neither significant nor material to Snap-on’s results of operations or financial position.

28	SNAP-ON INCORPORATED

Consolidated net sales of $3,686.9 million in 2017 increased $256.5 million, or 7.5%, from 2016 levels, reflecting a $115.0 million, or 3.4%, increase in organic sales (a non-GAAP financial measure that excludes acquisition-related sales and the impact of foreign currency translation) and $141.5 million of acquisition-related sales. Foreign currency translation had no effect on net sales in 2017.

Operating earnings before financial services of $664.0 million in 2017, including $8.6 million of unfavorable foreign currency effects, increased $8.5 million, or 1.3%, as compared to $655.5 million last year. Fiscal 2017 results included a $30.9 million charge related to a judgment in a patent-related litigation matter and a $15.0 million charge related to a judgment in an employment-related litigation matter brought by an individual (collectively, the “legal matters”); both judgments are being appealed. The company can provide no assurance as to the results of these appeals. As a percentage of net sales, operating earnings before financial services of 18.0% in 2017 compared to 19.1% last year.

Operating earnings of $881.5 million in 2017, including $45.9 million of expense related to the legal matters and $9.0 million of unfavorable foreign currency effects, increased $27.3 million, or 3.2%, from $854.2 million last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 22.0% in 2017 compared to 23.0% last year.

In 2017, net earnings attributable to Snap-on were $557.7 million, or $9.52 per diluted share, including $28.4 million, or $0.48 per diluted share, for the after-tax expense related to the legal matters, and $7.0 million, or $0.12 per diluted share, of tax expense as a result of the implementation of “H.R.1”, formerly known as the U.S. Tax Cuts and Jobs Act (the “Tax Act”). Net earnings attributable to Snap-on Incorporated in 2016 were $546.4 million or $9.20 per diluted share.

Impact of the Tax Act

On December 22, 2017, the U.S. government passed the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the future U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries; and (iii) bonus depreciation that will allow for full expensing of qualified property.

The Tax Act also established new tax laws that will affect 2018, including, but not limited to: (i) the reduction of the U.S. federal corporate tax rate discussed above; (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (iii) a new provision designed to tax global intangible low-taxed income (“GILTI”); (iv) the repeal of the domestic production activity deductions; (v) limitations on the deductibility of certain executive compensation; (vi) limitations on the use of foreign tax credits to reduce the U.S. income tax liability; and (vii) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income (“FDII”).

The Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the related accounting under ASC 740, Accounting for Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for a certain income tax effect of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

2017 ANNUAL REPORT	29

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The company’s accounting for certain elements of the Tax Act is incomplete. However, the company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items. In connection with its initial analysis of the impact of the Tax Act, the company has recorded a provisional discrete net tax expense of $7.0 million in the period ended December 30, 2017. This provisional estimate consists of a net expense of $13.7 million for the one-time transition tax and a net benefit of $6.7 million related to revaluation of deferred tax assets and liabilities, caused by the new lower corporate tax rate. To determine the transition tax, the company must determine the amount of post-1986 accumulated earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. While the company was able to make a reasonable estimate of the transition tax, it is continuing to gather additional information to more precisely compute the final amount. Likewise, while the company was able to make a reasonable estimate of the impact of the reduction to the corporate tax rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences. Due to the complexity of the new GILTI tax rules, the company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under GAAP, the company is allowed to make an accounting policy choice to either: (1) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”); or (2) factor in such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The company’s selection of an accounting policy with respect to the new GILTI tax rules is dependent on additional analysis and potential future modifications to existing structure, which are not currently known. Accordingly, the company has not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI. The company will continue to analyze the full effects of the Tax Act on its financial statements. The impact of the Tax Act may differ from the current estimate, possibly materially, due to changes in interpretations and assumptions the company has made, future guidance that may be issued and actions the company may take as a result of the law.

The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, including customers in the aerospace, natural resources, government, power generation, transportation and technical education market segments (collectively, “critical industries”), primarily through direct and distributor channels. Segment net sales of $1,265.0 million in 2017 increased $116.7 million, or 10.2%, from 2016 levels, reflecting a $52.0 million, or 4.5%, organic sales gain and $65.5 million of acquisition-related sales, partially offset by $0.8 million of unfavorable foreign currency translation. The organic sales increase includes higher sales to customers in critical industries and in the segment’s European-based hand tools business, partially offset by lower sales in the segment’s power tools operation. Operating earnings of $185.3 million in 2017 increased $17.3 million, or 10.3%, from 2016 levels, primarily due to increased organic sales volume, acquisitions, and $0.4 million of favorable foreign currency effects.

The Commercial & Industrial Group intends to continue building on the following strategic priorities in 2018:

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

The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s worldwide mobile tool distribution channel. Segment net sales of $1,625.1 million in 2017 decreased $8.8 million, or 0.5%, from 2016 levels, reflecting a $6.9 million, or 0.4%, organic sales decline and $1.9 million of unfavorable foreign currency translation. The organic sales decrease includes a decline in the company’s U.S. franchise operations that was partially offset by higher sales in the international franchise operations. Operating earnings of $274.5 million in 2017 decreased $6.6 million, or 2.3%, from 2016 levels primarily due to $7.9 million of unfavorable foreign currency effects, partially offset by lower operating expenses.

30	SNAP-ON INCORPORATED

Despite the net sales challenges in 2017, the Snap-on Tools Group remained focused on its fundamental, strategic initiatives to strengthen the franchise network and enhance franchisee profitability. In 2018, the Snap-on Tools Group intends to continue these initiatives, with specific focus on the following:

•	Continuing to improve franchisee satisfaction, productivity, profitability and commercial health;
•	Developing new programs and products to expand market coverage, reaching new technicians and increasing penetration with existing customers;
•	Increasing investment in new product innovation and development; and
•	Increasing customer service levels and productivity in back office support functions, manufacturing and the supply chain through RCI initiatives and investment.

By focusing on these areas, we believe that Snap-on, as well as its franchisees, will have the opportunity to continue to serve customers more effectively, more profitably and with improved satisfaction.

The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and OEM dealerships through direct and distributor channels. Segment net sales of $1,347.2 million in 2017 increased $167.3 million, or 14.2%, from 2016 levels, reflecting an $89.6 million, or 7.6%, organic sales gain, $76.0 million of acquisition-related sales and $1.7 million of favorable foreign currency translation. The organic sales increase primarily reflects higher sales to OEM dealerships, as well as increased sales to independent repair shop owners and managers, including higher sales of diagnostic and repair information products, and increased sales of undercar equipment. Operating earnings of $333.8 million in 2017 increased $36.0 million, or 12.1%, from 2016 levels, primarily due to higher sales, including acquisition-related sales, and savings from RCI initiatives, partially offset by $1.1 million of unfavorable foreign currency effects.

The Repair Systems & Information Group intends to focus on the following strategic priorities in 2018:

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

Financial Services revenue was $313.4 million in 2017 and $281.4 million in 2016; originations of $1,072.0 million in 2017 decreased $3.7 million, or 0.3%, from 2016 levels. In 2017, operating earnings from financial services of $217.5 million, including $0.4 million of unfavorable foreign currency effects, increased $18.8 million, or 9.5%, from $198.7 million last year. In recent years, Snap-on has steadily grown its financial services portfolio by providing financing for new finance and contract receivables originated by our global financial services operations.

Financial Services intends to focus on the following strategic priorities in 2018:

•	Delivering financial products and services that attract and sustain profitable franchisees and support Snap-on’s strategies for expanding market coverage and penetration;
•	Improving productivity levels and ensuring high quality in all financial products and processes through the use of RCI initiatives; and
•	Maintaining healthy portfolio performance levels.

Cash Flows

Net cash provided by operating activities of $608.5 million in 2017 increased $32.4 million from $576.1 million in 2016. The $32.4 million increase is primarily due to $12.6 million of higher net earnings and $14.9 million of cash proceeds from the settlement of a treasury lock. Net cash provided by operating activities was $507.2 million in 2015.

2017 ANNUAL REPORT	31

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net cash used by investing activities of $341.4 million in 2017 included additions to finance receivables of $892.0 million, partially offset by collections of $712.7 million, as well as $82.9 million (net of $1.8 million of cash acquired) for the acquisitions of BTC, Norbar, and TCS, and working capital adjustments for the Car-O-Liner and Sturtevant Richmont acquisitions. Net cash used by investing activities of $473.4 million in 2016 included additions to finance receivables of $915.0 million, partially offset by collections of $671.7 million, as well as, on a preliminary basis, a total of $160.4 million (net of $4.3 million of cash acquired) for the acquisitions of Car-O-Liner and Sturtevant Richmont. Net cash used by investing activities of $306.4 million in 2015 included additions to finance receivables of $844.2 million, partially offset by collections of $624.8 million, as well as $11.8 million for the acquisition of Ecotechnics. Capital expenditures in 2017, 2016 and 2015 totaled $82.0 million, $74.3 million and $80.4 million, respectively. Capital expenditures in all three years included investments to support the company’s execution of its strategic growth initiatives and Value Creation Processes around safety, quality, customer connection, innovation and savings from the company’s RCI initiatives.

Net cash used by financing activities of $256.1 million in 2017 included the January 2017 repayment of $150 million of 5.5% unsecured notes upon maturity (the “2017 Notes”). These amounts were partially offset by Snap-on’s sale, on February 15, 2017, of $300 million of unsecured 3.25% notes that mature on March 1, 2027 (the “2027 Notes”) at a discount, from which Snap-on received $297.8 million of net proceeds, reflecting $1.9 million of transaction costs. Net cash used by financing activities in 2017 also included $287.9 million for the repurchase of 1,820,000 shares of Snap-on’s common stock and $169.4 million for dividend payments to shareholders, partially offset by $46.2 million of proceeds from stock purchase and option plan exercises and $30.6 million of proceeds from a net increase in notes payable and other short-term borrowings. Net cash used by financing activities of $116.0 million in 2016 included $147.5 million for dividend payments to shareholders and $120.4 million for the repurchase of 758,000 shares of Snap-on’s common stock, partially offset by $134.2 million of proceeds from a net increase in notes payable and other short-term borrowings and $41.8 million of proceeds from stock purchase and option plan exercises. Net cash used by financing activities of $236.7 million in 2015 included $127.9 million for dividend payments to shareholders, $110.4 million for the repurchase of 723,000 shares of Snap-on’s common stock and $34.0 million from a net decrease in notes payable and other short-term borrowings, partially offset by $41.6 million of proceeds from stock purchase and option plan exercises.

Fiscal Year

Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. Unless otherwise indicated, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “fiscal 2017” or “2017” refer to the fiscal year ended December 30, 2017; references to “fiscal 2016” or “2016” refer to the fiscal year ended December 31, 2016; and references to “fiscal 2015” or “2015” refer to the fiscal year ended January 2, 2016. References in this document to 2017, 2016 and 2015 year end refer to December 30, 2017, December 31, 2016, and January 2, 2016, respectively.

Snap-on’s 2017, 2016 and 2015 fiscal years each contained 52 weeks of operating results.

32	SNAP-ON INCORPORATED

Results of Operations

2017 vs. 2016

Results of operations for 2017 and 2016 are as follows:

(Amounts in millions)	2017		2016		Change
Net sales	$3,686.9	100.0%	$3,430.4	100.0%	$256.5	7.5%
Cost of goods sold	(1,862.0)	-50.5%	(1,720.8)	-50.2%	(141.2)	-8.2%

Gross profit	1,824.9	49.5%	1,709.6	49.8%	115.3	6.7%
Operating expenses	(1,160.9)	-31.5%	(1,054.1)	-30.7%	(106.8)	-10.1%

Operating earnings before financial services	664.0	18.0%	655.5	19.1%	8.5	1.3%

Financial services revenue	313.4	100.0%	281.4	100.0%	32.0	11.4%
Financial services expenses	(95.9)	-30.6%	(82.7)	-29.4%	(13.2)	-16.0%

Operating earnings from financial services	217.5	69.4%	198.7	70.6%	18.8	9.5%

Operating earnings	881.5	22.0%	854.2	23.0%	27.3	3.2%
Interest expense	(52.4)	-1.3%	(52.2)	-1.4%	(0.2)	-0.4%
Other income (expense) – net	(7.2)	-0.2%	(0.6)	–	(6.6)	NM

Earnings before income taxes and equity earnings	821.9	20.5%	801.4	21.6%	20.5	2.6%
Income tax expense	(250.9)	-6.2%	(244.3)	-6.6%	(6.6)	-2.7%

Earnings before equity earnings	571.0	14.3%	557.1	15.0%	13.9	2.5%
Equity earnings, net of tax	1.2	–	2.5	0.1%	(1.3)	NM

Net earnings	572.2	14.3%	559.6	15.1%	12.6	2.3%
Net earnings attributable to noncontrolling interests	(14.5)	-0.4%	(13.2)	-0.4%	(1.3)	-9.8%

Net earnings attributable to Snap-on Inc.	$557.7	13.9%	$546.4	14.7%	$11.3	2.1%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $3,686.9 million in 2017 increased $256.5 million, or 7.5%, from 2016 levels, reflecting a $115.0 million, or 3.4%, organic sales gain and $141.5 million of acquisition-related sales. Foreign currency translation had no effect on net sales in 2017.

Gross profit of $1,824.9 million in 2017 compared to $1,709.6 million last year. Gross margin (gross profit as a percentage of net sales) of 49.5% in 2017 decreased 30 basis points (100 basis points (“bps”) equals 1.0 percent) from 49.8% last year primarily due to 20 bps of unfavorable foreign currency effects and a 20 bps impact from acquisitions, partially offset by RCI savings. Restructuring costs included in gross profit were $0.8 million in 2016.

Operating expenses of $1,160.9 million in 2017 compared to $1,054.1 million last year, as 2017 included $45.9 million of charges related to the legal matters. The operating expense margin (operating expenses as a percentage of net sales) of 31.5% in 2017 increased 80 bps from 30.7% last year as 130 bps for the legal matters and 30 bps of operating expenses from acquisitions were partially offset by benefits from sales volume leverage. Restructuring costs included in operating expenses were $0.1 million in 2016.

2017 ANNUAL REPORT	33

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating earnings before financial services of $664.0 million in 2017, including $45.9 million of expense related to the legal matters and $8.6 million of unfavorable foreign currency effects, increased $8.5 million, or 1.3%, as compared to $655.5 million last year. As a percentage of net sales, operating earnings before financial services of 18.0%, including 130 bps impact from the legal matters, compared to 19.1% last year.

Financial services revenue of $313.4 million in 2017 compared to revenue of $281.4 million last year. Financial services operating earnings of $217.5 million in 2017 increased $18.8 million, or 9.5%, as compared to $198.7 million last year, including $0.4 million of unfavorable foreign currency effects. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.

Operating earnings of $881.5 million in 2017, including $45.9 million of expense related to the legal matters and $9.0 million of unfavorable foreign currency effects, increased $27.3 million, or 3.2%, from $854.2 million last year. As a percentage of revenues, operating earnings of 22.0% compared to 23.0% last year.

Interest expense of $52.4 million in 2017 increased $0.2 million from $52.2 million last year. See Note 9 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was expense of $7.2 million and $0.6 million in 2017 and 2016, respectively. Other income (expense) – net reflects net losses and gains associated with hedging and currency exchange rate transactions, and interest income. See Note 16 to the Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s effective income tax rate on earnings attributable to Snap-on was 31.1% in 2017, including a 0.4% benefit from the legal matters, compared to 31.0% in 2016. The 2017 tax rate includes a $7.0 million, or 90 bps, impact from the implementation of the Tax Act, including the estimated transition tax of $13.7 million on previously unremitted foreign earnings, partially offset by a $6.7 million estimated tax benefit related to revaluation of deferred tax assets and liabilities. See Note 8 to the Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on of $557.7 million, or $9.52 per diluted share, in 2017, including $28.4 million, or $0.48 per diluted share, for the after-tax expense related to the legal matters, and $7.0 million, or $0.12 per diluted share related to the Tax Act, increased $11.3 million, or $0.32 per diluted share, from 2016 levels. Net earnings attributable to Snap-on in 2016 were $546.4 million or $9.20 per diluted share.

Segment Results

Snap-on’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Snap-on’s reportable business segments are: (i) the Commercial & Industrial Group; (ii) the Snap-on Tools Group; (iii) the Repair Systems & Information Group; and (iv) Financial Services. The Commercial & Industrial Group consists of business operations serving a broad range of industrial and commercial customers worldwide, including customers in the aerospace, natural resources, government, power generation, transportation and technical education market segments (collectively, “critical industries”), primarily through direct and distributor channels. The Snap-on Tools Group consists of business operations primarily serving vehicle service and repair technicians through the company’s worldwide mobile tool distribution channel. The Repair Systems & Information Group consists of business operations serving other professional vehicle repair customers worldwide, primarily owners and managers of independent repair shops and OEM dealerships through direct and distributor channels. Financial Services consists of the business operations of Snap-on’s finance subsidiaries.

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

34	SNAP-ON INCORPORATED

Commercial & Industrial Group

(Amounts in millions)	2017		2016		Change
External net sales	$986.1	78.0%	$863.0	75.2%	$123.1	14.3%
Intersegment net sales	278.9	22.0%	285.3	24.8%	(6.4)	-2.2%

Segment net sales	1,265.0	100.0%	1,148.3	100.0%	116.7	10.2%
Cost of goods sold	(766.9)	-60.6%	(698.3)	-60.8%	(68.6)	-9.8%

Gross profit	498.1	39.4%	450.0	39.2%	48.1	10.7%
Operating expenses	(312.8)	-24.8%	(282.0)	-24.6%	(30.8)	-10.9%

Segment operating earnings	$185.3	14.6%	$168.0	14.6%	$17.3	10.3%

Segment net sales of $1,265.0 million in 2017 increased $116.7 million, or 10.2%, from 2016 levels, reflecting a $52.0 million or 4.5%, organic sales gain and $65.5 million of acquisition-related sales, partially offset by $0.8 million of unfavorable foreign currency translation. The organic sales increase primarily includes a high single-digit gain in sales to customers in critical industries, and a mid single-digit gain in the segment’s European-based hand tools business. These organic sales gains were partially offset by a low single-digit decline in sales in the segment’s power tools operations.

Segment gross profit of $498.1 million in 2017 compared to $450.0 million last year. Gross margin of 39.4% in 2017 improved 20 bps from 39.2% last year primarily due to savings from RCI and other cost reduction initiatives.

Segment operating expenses of $312.8 million in 2017 compared to $282.0 million last year. The operating expense margin of 24.8% in 2017 increased 20 bps from 24.6% last year as 40 bps of operating expenses from acquisitions and increased costs for research and engineering activities were partially offset by benefits from sales volume leverage.

As a result of these factors, segment operating earnings of $185.3 million in 2017, including $0.4 million of favorable foreign currency effects, increased $17.3 million from 2016 levels. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group was 14.6% in both years.

Snap-on Tools Group

(Amounts in millions)	2017		2016		Change
Segment net sales	$1,625.1	100.0%	$1,633.9	100.0%	$(8.8)	-0.5%
Cost of goods sold	(930.9)	-57.3%	(929.8)	-56.9%	(1.1)	-0.1%

Gross profit	694.2	42.7%	704.1	43.1%	(9.9)	-1.4%
Operating expenses	(419.7)	-25.8%	(423.0)	-25.9%	3.3	0.8%

Segment operating earnings	$274.5	16.9%	$281.1	17.2%	$(6.6)	-2.3%

Segment net sales of $1,625.1 million in 2017 decreased $8.8 million, or 0.5%, from 2016 levels, reflecting a $6.9 million, or 0.4%, organic sales decrease and $1.9 million of unfavorable foreign currency translation. The organic sales decrease reflects a low single-digit decline in the company’s U.S. franchise operations partially offset by a high single-digit gain in the international franchise operations.

Segment gross profit of $694.2 million in 2017 compared to $704.1 million last year. Gross margin of 42.7% in 2017 decreased from 43.1% last year due to 40 bps of unfavorable foreign currency effects.

Segment operating expenses of $419.7 million in 2017 compared to $423.0 million last year. The operating expense margin of 25.8% in 2017 improved 10 bps from 25.9% last year.

As a result of these factors, segment operating earnings of $274.5 million in 2017, including $7.9 million of unfavorable foreign currency effects, decreased $6.6 million from 2016 levels. Operating margin for the Snap-on Tools Group of 16.9% in 2017 compared to 17.2% last year.

2017 ANNUAL REPORT	35

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Repair Systems & Information Group

(Amounts in millions)	2017		2016		Change
External net sales	$1,075.7	79.8%	$933.5	79.1%	$142.2	15.2%
Intersegment net sales	271.5	20.2%	246.4	20.9%	25.1	10.2%

Segment net sales	1,347.2	100.0%	1,179.9	100.0%	167.3	14.2%
Cost of goods sold	(714.6)	-53.0%	(624.4)	-52.9%	(90.2)	-14.4%

Gross profit	632.6	47.0%	555.5	47.1%	77.1	13.9%
Operating expenses	(298.8)	-22.2%	(257.7)	-21.9%	(41.1)	-15.9%

Segment operating earnings	$333.8	24.8%	$297.8	25.2%	$36.0	12.1%

Segment net sales of $1,347.2 million in 2017 increased $167.3 million, or 14.2%, from 2016 levels, reflecting an $89.6 million, or 7.6%, organic sales gain, $76.0 million of acquisition-related sales and $1.7 million of favorable foreign currency translation. The organic sales increase includes a double-digit gain in sales to OEM dealerships, a high single-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers, and mid single-digit increases in sales of undercar equipment.

Segment gross profit of $632.6 million in 2017 compared to $555.5 million last year. Gross margin of 47.0% in 2017 decreased 10 bps from 47.1% last year, as the impact from higher sales of lower gross margin products were partially offset by savings from RCI initiatives and 20 bps of benefits from acquisitions. Restructuring costs included in gross profit were $0.8 million in 2016.

Segment operating expenses of $298.8 million in 2017 compared to $257.7 million last year. The operating expense margin of 22.2% in 2017 increased 30 bps from 21.9% last year primarily due to a 120 bps impact from acquisitions, partially offset by benefits from sales volume leverage. Restructuring costs included in operating expenses were $0.1 million in 2016.

As a result of these factors, segment operating earnings of $333.8 million in 2017, including $1.1 million of unfavorable foreign currency effects, increased $36.0 million from 2016 levels. Operating margin for the Repair Systems & Information Group of 24.8% in 2017 compared to 25.2% last year.

Financial Services

(Amounts in millions)	2017		2016		Change
Financial services revenue	$313.4	100.0%	$281.4	100.0%	$32.0	11.4%
Financial services expenses	(95.9)	-30.6%	(82.7)	-29.4%	(13.2)	-16.0%

Segment operating earnings	$217.5	69.4%	$198.7	70.6%	$18.8	9.5%

Financial services revenue of $313.4 million in 2017 increased $32.0 million, or 11.4%, from $281.4 million last year primarily reflecting $34.9 million of higher revenue as a result of continued growth of the company’s financial services portfolio, partially offset by $2.9 million of decreased revenue from lower average yields on finance and contract receivables. In 2017 and 2016, the respective average yields on finance receivables were 17.9% and 18.0%, and the respective average yield on contract receivables were 9.2% and 9.4%. Originations of $1,072.0 million in 2017 decreased $3.7 million, or 0.3%, from 2016 levels.

Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the financial services portfolio than they are on the revenue of the segment. Financial services expenses of $95.9 million in 2017 increased from $82.7 million last year primarily due to changes in both the provisions for credit losses and in the size of the portfolio. As a percentage of the average financial services portfolio, financial services expenses were 5.0% and 4.9% in 2017 and 2016, respectively.

Financial services operating earnings of $217.5 million in 2017, including $0.4 million of unfavorable foreign currency effects, increased $18.8 million, or 9.5%, from 2016 levels.

See Note 1 and Note 3 to the Consolidated Financial Statements for further information on financial services.

36	SNAP-ON INCORPORATED

Corporate

Snap-on’s general corporate expenses in 2017 of $129.6 million increased $38.2 million from $91.4 million last year. The year-over-year increase in general corporate expenses primarily reflects $45.9 million of expense related to the legal matters, partially offset by lower performance-based compensation costs and lower pension expenses.

Fourth Quarter

Results of operations for the fourth quarters of 2017 and 2016 are as follows:

	Fourth Quarter
(Amounts in millions)	2017		2016		Change
Net sales	$974.6	100.0%	$889.8	100.0%	$84.8	9.5%
Cost of goods sold	(509.3)	-52.3%	(445.9)	-50.1%	(63.4)	-14.2%

Gross profit	465.3	47.7%	443.9	49.9%	21.4	4.8%
Operating expenses	(307.6)	-31.5%	(267.8)	-30.1%	(39.8)	-14.9%

Operating earnings before financial services	157.7	16.2%	176.1	19.8%	(18.4)	-10.4%

Financial services revenue	79.9	100.0%	74.2	100.0%	5.7	7.7%
Financial services expenses	(25.5)	-31.9%	(22.6)	-30.5%	(2.9)	-12.8%

Operating earnings from financial services	54.4	68.1%	51.6	69.5%	2.8	5.4%

Operating earnings	212.1	20.1%	227.7	23.6%	(15.6)	-6.9%
Interest expense	(13.6)	-1.3%	(13.1)	-1.4%	(0.5)	-3.8%
Other income (expense) – net	(1.5)	-0.1%	(0.3)	–	(1.2)	NM

Earnings before income taxes and equity earnings	197.0	18.7%	214.3	22.2%	(17.3)	-8.1%
Income tax expense	(63.8)	-6.1%	(64.9)	-6.7%	1.1	1.7%

Earnings before equity earnings	133.2	12.6%	149.4	15.5%	(16.2)	-10.8%
Equity earnings, net of tax	–	–	0.3	–	(0.3)	NM

Net earnings	133.2	12.6%	149.7	15.5%	(16.5)	-11.0%
Net earnings attributable to noncontrolling interests	(3.7)	-0.3%	(3.4)	-0.3%	(0.3)	-8.8%

Net earnings attributable to Snap-on Inc.	$129.5	12.3%	$146.3	15.2%	$(16.8)	-11.5%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $974.6 million in the fourth quarter of 2017 increased $84.8 million, or 9.5%, from 2016 levels, reflecting a $38.9 million, or 4.3%, organic sales gain, $29.7 million of acquisition-related sales, and $16.2 million of favorable foreign currency translation.

Gross profit of $465.3 million in the fourth quarter of 2017 compared to $443.9 million last year. Gross margin of 47.7% in the quarter declined 220 bps from 49.9% last year primarily due to higher sales of lower gross margin products, 60 bps of lower gross margins on acquisition-related sales, and 20 bps of unfavorable foreign currency effects.

Operating expenses of $307.6 million in the fourth quarter of 2017 compared to $267.8 million last year, as 2017 included a $30.9 million legal charge discussed above. The operating expense margin of 31.5% in the quarter increased 140 bps from 30.1% last year as 320 bps related to the legal charge were partially offset by benefits from sales volume leverage and a 40 bps benefit from operating expenses for acquisitions.

2017 ANNUAL REPORT	37

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating earnings before financial services of $157.7 million in the fourth quarter of 2017, including $30.9 million of expense related to the legal charge, decreased $18.4 million, or 10.4%, as compared to $176.1 million last year. As a percentage of net sales, operating earnings before financial services of 16.2% in the quarter, including the legal charge, compared to 19.8% last year.

Financial services revenue of $79.9 million in the fourth quarter of 2017 compared to revenue of $74.2 million last year. Financial services operating earnings of $54.4 million in the fourth quarter of 2017, including $0.3 million of favorable foreign currency effects, increased $2.8 million, or 5.4%, as compared to $51.6 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.

Operating earnings of $212.1 million in the fourth quarter of 2017, including $1.8 million of favorable foreign currency effects and $30.9 million of expense for the legal charge, decreased $15.6 million, or 6.9%, from $227.7 million last year. As a percentage of revenues, operating earnings of 20.1% in the quarter compared to 23.6% last year.

Interest expense of $13.6 million in the fourth quarter of 2017 increased $0.5 million from $13.1 million last year. See Note 9 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

Other income (expense) – net was expense of $1.5 million and $0.3 million in the respective fourth quarters of 2017 and 2016. See Note 16 to the Consolidated Financial Statements for information on other income (expense) – net.

Snap-on’s fourth quarter effective income tax rate on earnings attributable to Snap-on was 33.0%, including a 1.2% benefit from the legal charge, in 2017 compared to 30.8% in 2016. The 2017 rate includes a $7.0 million, or 360 bps, impact related to the implementation of the Tax Act, including the estimated transition tax of $13.7 million on previously unremitted foreign earnings, partially offset by a $6.7 million estimated tax benefit related to revaluation of deferred tax assets and liabilities. See Note 8 to the Consolidated Financial Statements for information on income taxes.

Net earnings attributable to Snap-on of $129.5 million, or $2.24 per diluted share, in the fourth quarter of 2017, including $19.1 million, or $0.33 per diluted share, for the after-tax expense related to the legal charge, and $7.0 million, or $0.12 per diluted share related to the Tax Act, decreased $16.8 million, or $0.23 per diluted share, from 2016 levels. Net earnings attributable to Snap-on in the fourth quarter of 2016 were $146.3 million or $2.47 per diluted share.

Segment Results

Commercial & Industrial Group

	Fourth Quarter
(Amounts in millions)	2017		2016		Change
External net sales	$273.2	80.0%	$218.5	76.3%	$54.7	25.0%
Intersegment net sales	68.5	20.0%	67.8	23.7%	0.7	1.0%

Segment net sales	341.7	100.0%	286.3	100.0%	55.4	19.4%
Cost of goods sold	(207.7)	-60.8%	(170.9)	-59.7%	(36.8)	-21.5%

Gross profit	134.0	39.2%	115.4	40.3%	18.6	16.1%
Operating expenses	(83.1)	-24.3%	(71.5)	-25.0%	(11.6)	-16.2%

Segment operating earnings	$50.9	14.9%	$43.9	15.3%	$7.0	15.9%

Segment net sales of $341.7 million in the fourth quarter of 2017 increased $55.4 million, or 19.4%, from 2016 levels, reflecting a $29.5 million, or 10.1%, organic sales gain, $19.1 million of acquisition-related sales and $6.8 million of favorable foreign currency translation. The organic sales increase primarily includes double-digit gains in both sales to customers in critical industries and the segment’s European-based hand tools business, as well as low single-digit gains in both the segment’s power tools and Asia/Pacific operations.

Segment gross profit of $134.0 million in the fourth quarter of 2017 compared to $115.4 million last year. Gross margin of 39.2% in the quarter declined 110 bps from 40.3% last year due to higher sales of lower gross margin products and 50 bps of unfavorable foreign currency effects.

38	SNAP-ON INCORPORATED

Segment operating expenses of $83.1 million in the fourth quarter of 2017 compared to $71.5 million last year. The operating expense margin of 24.3% in the quarter improved 70 bps from 25.0% last year primarily due to the benefits of sales volume leverage, partially offset by 50 bps of operating expenses from acquisitions.

As a result of these factors, segment operating earnings of $50.9 million in the fourth quarter of 2017, including $0.6 million of unfavorable foreign currency effects, increased $7.0 million from 2016 levels. Operating margin for the Commercial & Industrial Group of 14.9% in the fourth quarter of 2017 compared to 15.3% last year.

Snap-on Tools Group

	Fourth Quarter
(Amounts in millions)	2017		2016		Change
Segment net sales	$409.2	100.0%	$417.5	100.0%	$(8.3)	-2.0%
Cost of goods sold	(239.9)	-58.6%	(242.0)	-58.0%	2.1	0.9%

Gross profit	169.3	41.4%	175.5	42.0%	(6.2)	-3.5%
Operating expenses	(102.0)	-25.0%	(102.0)	-24.4%	–	–

Segment operating earnings	$67.3	16.4%	$73.5	17.6%	$(6.2)	-8.4%

Segment net sales of $409.2 million in the fourth quarter of 2017 decreased $8.3 million, or 2.0%, from 2016 levels, reflecting a $12.6 million, or 3.0%, organic sales decline, partially offset by $4.3 million of favorable foreign currency translation. The organic sales decrease reflects a mid single-digit decline in the company’s U.S. franchise operations, partially offset by a mid single-digit gain in the international franchise operations.

Segment gross profit of $169.3 million in the fourth quarter of 2017 compared to $175.5 million last year. Gross margin of 41.4% in the quarter declined 60 bps from 42.0% due to the lower volume and related costs.

Segment operating expenses of $102.0 million in the fourth quarter of 2017 was unchanged from last year. The operating expense margin of 25.0 % in the quarter increased 60 bps from 24.4% last year primarily due to the effect of lower sales.

As a result of these factors, segment operating earnings of $67.3 million in the fourth quarter of 2017, including $1.3 million of favorable foreign currency effects, decreased $6.2 million from 2016 levels. Operating margin for the Snap-on Tools Group of 16.4% in the fourth quarter of 2017 compared to 17.6% last year.

Repair Systems & Information Group

	Fourth Quarter
(Amounts in millions)	2017		2016		Change
External net sales	$292.2	81.9%	$253.8	79.4%	$38.4	15.1%
Intersegment net sales	64.6	18.1%	66.0	20.6%	(1.4)	-2.1%

Segment net sales	356.8	100.0%	319.8	100.0%	37.0	11.6%
Cost of goods sold	(194.8)	-54.6%	(166.8)	-52.2%	(28.0)	-16.8%

Gross profit	162.0	45.4%	153.0	47.8%	9.0	5.9%
Operating expenses	(72.2)	-20.2%	(70.5)	-22.0%	(1.7)	-2.4%

Segment operating earnings	$89.8	25.2%	$82.5	25.8%	$7.3	8.8%

Segment net sales of $356.8 million in the fourth quarter of 2017 increased $37.0 million, or 11.6%, from 2016 levels, reflecting a $20.2 million, or 6.2%, organic sales gain, $10.6 million of acquisition-related sales and $6.2 million of favorable foreign currency translation. The organic sales increase includes a double-digit gain in sales to OEM dealerships, and a low single-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers.

2017 ANNUAL REPORT	39

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Segment gross profit of $162.0 million in the fourth quarter of 2017 compared to $153.0 million last year. Gross margin of 45.4% in the quarter decreased 240 bps from 47.8% last year as a 110 bps impact from acquisitions, higher sales of lower gross margin products, and 10 bps of unfavorable foreign currency impacts were partially offset by savings from RCI initiatives.

Segment operating expenses of $72.2 million in the fourth quarter of 2017 compared to $70.5 million last year. The operating expense margin of 20.2% improved 180 bps from 22.0% last year due to the higher sales volume and 80 bps of benefits from acquisitions, partially offset by 10 bps of unfavorable foreign currency effects.

As a result of these factors, segment operating earnings of $89.8 million in the fourth quarter of 2017, including $0.8 million of favorable foreign currency effects, increased $7.3 million from 2016 levels. Operating margin for the Repair Systems & Information Group of 25.2% in the fourth quarter of 2017 compared to 25.8% last year.

Financial Services

	Fourth Quarter
(Amounts in millions)	2017		2016		Change
Financial services revenue	$79.9	100.0%	$74.2	100.0%	$5.7	7.7%
Financial services expenses	(25.5)	-31.9%	(22.6)	-30.5%	(2.9)	-12.8%

Segment operating earnings	$54.4	68.1%	$51.6	69.5%	$2.8	5.4%

Financial services revenue of $79.9 million in the fourth quarter of 2017 increased $5.7 million, or 7.7%, from $74.2 million last year primarily reflecting $7.7 million of higher revenue as a result of continued growth of the company’s financial services portfolio, partially offset by $2.0 million of decreased revenue from lower average yields on finance and contract receivables. In the fourth quarters of 2017 and 2016, the respective average yields on finance receivables were 17.8% and 18.2%, and the respective average yields on contract receivables were 9.2% and 9.3%. Originations of $265.0 million in the fourth quarter of 2017 increased $4.7 million, or 1.8%, from 2016 levels.

Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the financial services portfolio than they are on the revenue of the segment. Financial services expenses of $25.5 million in the fourth quarter of 2017 increased from $22.6 million last year primarily due to changes in both the provisions for credit losses and in the size of the portfolio. As a percentage of the average financial services portfolio, financial services expenses were 1.3% for both the fourth quarters of 2017 and 2016.

Financial services operating earnings of $54.4 million in the fourth quarter of 2017, including $0.3 million of favorable foreign currency effects, increased $2.8 million, or 5.4%, from 2016 levels.

See Note 1 and Note 3 to the Consolidated Financial Statements for further information on financial services.

Corporate

Snap-on’s fourth quarter 2017 general corporate expenses of $50.3 million increased $26.5 million from $23.8 million last year primarily due to the $30.9 million legal charge, partially offset by lower performance-based compensation costs.

40	SNAP-ON INCORPORATED

2016 vs. 2015

Results of operations for 2016 and 2015 are as follows:

(Amounts in millions)	2016		2015		Change
Net sales	$3,430.4	100.0%	$3,352.8	100.0%	$77.6	2.3%
Cost of goods sold	(1,720.8)	-50.2%	(1,704.5)	-50.8%	(16.3)	-1.0%

Gross profit	1,709.6	49.8%	1,648.3	49.2%	61.3	3.7%
Operating expenses	(1,054.1)	-30.7%	(1,053.7)	-31.5%	(0.4)	–

Operating earnings before financial services	655.5	19.1%	594.6	17.7%	60.9	10.2%

Financial services revenue	281.4	100.0%	240.3	100.0%	41.1	17.1%
Financial services expenses	(82.7)	-29.4%	(70.1)	-29.2%	(12.6)	-18.0%

Operating earnings from financial services	198.7	70.6%	170.2	70.8%	28.5	16.7%

Operating earnings	854.2	23.0%	764.8	21.3%	89.4	11.7%
Interest expense	(52.2)	-1.4%	(51.9)	-1.4%	(0.3)	-0.6%
Other income (expense) – net	(0.6)	–	(2.4)	-0.1%	1.8	NM

Earnings before income taxes and equity earnings	801.4	21.6%	710.5	19.8%	90.9	12.8%
Income tax expense	(244.3)	-6.6%	(221.2)	-6.2%	(23.1)	-10.4%

Earnings before equity earnings	557.1	15.0%	489.3	13.6%	67.8	13.9%
Equity earnings, net of tax	2.5	0.1%	1.3	–	1.2	NM

Net earnings	559.6	15.1%	490.6	13.6%	69.0	14.1%
Net earnings attributable to noncontrolling interests	(13.2)	-0.4%	(11.9)	-0.3%	(1.3)	-10.9%

Net earnings attributable to Snap-on Inc.	$546.4	14.7%	$478.7	13.3%	$67.7	14.1%

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

Gross profit of $1,709.6 million in 2016 compared to $1,648.3 million in 2015. Gross margin of 49.8% in 2016 improved 60 basis points from 49.2% in 2015 as benefits from higher sales and savings from RCI initiatives were partially offset by 20 bps of unfavorable foreign currency effects. Restructuring costs included in gross profit were $0.8 million and zero in 2016 and 2015, respectively.

Operating expenses of $1,054.1 million in 2016 compared to $1,053.7 million in 2015. The operating expense margin of 30.7% in 2016 improved 80 bps from 31.5% in 2015 primarily due to sales volume leverage and savings from RCI initiatives, 30 bps of lower stock-based (mark-to-market) compensation and other expenses, including lower costs associated with the company’s employee and franchisee stock purchase plans, and 20 bps of lower pension expense. Restructuring costs included in operating expenses were $0.1 million and zero in 2016 and 2015, respectively.

Operating earnings before financial services of $655.5 million in 2016, including $21.5 million of unfavorable foreign currency effects, increased $60.9 million, or 10.2%, as compared to $594.6 million in 2015. As a percentage of net sales, operating earnings before financial services of 19.1% in 2016 improved 140 bps from 17.7% in 2015.

2017 ANNUAL REPORT	41

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial services revenue of $281.4 million in 2016 compared to revenue of $240.3 million in 2015. Financial services operating earnings of $198.7 million in 2016, including $1.8 million of unfavorable foreign currency effects, increased $28.5 million, or 16.7%, as compared to $170.2 million in 2015. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.

Operating earnings of $854.2 million in 2016, including $23.3 million of unfavorable foreign currency effects, increased $89.4 million, or 11.7%, from $764.8 million in 2015. As a percentage of revenues, operating earnings of 23.0% in 2016 improved 170 bps from 21.3% in 2015.

Interest expense of $52.2 million in 2016 increased $0.3 million from $51.9 million in 2015. See Note 9 to the Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.

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

Segment Results

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

Segment gross profit of $450.0 million in 2016 compared to $446.5 million in 2015. Gross margin of 39.2% in 2016 improved 80 bps from 38.4% in 2015 primarily due to savings from RCI and other cost reduction initiatives, and 20 bps of favorable foreign currency effects.

Segment operating expenses of $282.0 million in 2016 compared to $277.1 million in 2015. The operating expense margin of 24.6% in 2016 increased 80 bps from 23.8% in 2015 primarily due to higher costs, including costs associated with continued expansion initiatives in Asia, a 20 bps benefit realized in 2015 from a gain on the sale of a former manufacturing facility, and 10 bps of unfavorable foreign currency effects.

As a result of these factors, segment operating earnings of $168.0 million in 2016, including $1.1 million of unfavorable foreign currency effects, decreased $1.4 million from 2015 levels. Operating margin for the Commercial & Industrial Group was 14.6% in both years.

42	SNAP-ON INCORPORATED

Snap-on Tools Group

(Amounts in millions)	2016		2015		Change
Segment net sales	$1,633.9	100.0%	$1,568.7	100.0%	$65.2	4.2%
Cost of goods sold	(929.8)	-56.9%	(885.7)	-56.5%	(44.1)	-5.0%

Gross profit	704.1	43.1%	683.0	43.5%	21.1	3.1%
Operating expenses	(423.0)	-25.9%	(427.0)	-27.2%	4.0	0.9%

Segment operating earnings	$281.1	17.2%	$256.0	16.3%	$25.1	9.8%

Segment net sales of $1,633.9 million in 2016 increased $65.2 million, or 4.2%, from 2015 levels, reflecting an $86.4 million, or 5.6%, organic sales gain partially offset by $21.2 million of unfavorable foreign currency translation. The organic sales increase includes mid single-digit gains in both the company’s U.S. and international franchise operations.

Segment gross profit of $704.1 million in 2016 compared to $683.0 million in 2015. Gross margin of 43.1% in 2016 declined 40 bps from 43.5% in 2015 as 70 bps of unfavorable foreign currency effects were partially offset by benefits from higher sales.

Segment operating expenses of $423.0 million in 2016 compared to $427.0 million in 2015. The operating expense margin of 25.9% in 2016 improved 130 bps from 27.2% in 2015 primarily due to sales volume leverage and savings from RCI and other cost reduction initiatives, as well as 20 bps of lower stock-based costs associated with the company’s franchisee stock purchase plan.

As a result of these factors, segment operating earnings of $281.1 million in 2016, including $15.3 million of unfavorable foreign currency effects, increased $25.1 million from 2015 levels. Operating margin for the Snap-on Tools Group of 17.2% in 2016 improved 90 bps from 16.3% in 2015.

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

Segment gross profit of $555.5 million in 2016 compared to $518.8 million in 2015. Gross margin of 47.1% in 2016 improved 50 bps from 46.6% in 2015, as benefits from higher sales and savings from RCI initiatives were partially offset by 10 bps of unfavorable currency effects. Restructuring costs included in gross profit were $0.8 million and zero in 2016 and 2015, respectively.

Segment operating expenses of $257.7 million in 2016 compared to $245.4 million in 2015. The operating expense margin of 21.9% in 2016 improved 10 bps from 22.0% in 2015 primarily due to sales volume leverage and savings from RCI initiatives, partially offset by 20 bps of impact from the Car-O-Liner acquisition. Restructuring costs included in operating expenses were $0.1 million and zero in 2016 and 2015, respectively.

2017 ANNUAL REPORT	43

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As a result of these factors, segment operating earnings of $297.8 million in 2016, including $5.1 million of unfavorable foreign currency effects, increased $24.4 million from 2015 levels. Operating margin for the Repair Systems & Information Group of 25.2% in 2016 improved 60 bps from 24.6% in 2015.

Financial Services

(Amounts in millions)	2016		2015		Change
Financial services revenue	$281.4	100.0%	$240.3	100.0%	$41.1	17.1%
Financial services expenses	(82.7)	-29.4%	(70.1)	-29.2%	(12.6)	-18.0%

Segment operating earnings	$198.7	70.6%	$170.2	70.8%	$28.5	16.7%

Financial services revenue of $281.4 million in 2016 increased $41.1 million, or 17.1%, from $240.3 million in 2015 primarily reflecting $38.1 million of higher revenue as a result of continued growth of the company’s financial services portfolio and $2.7 million of increased revenue from higher average yields on finance receivables. In 2016 and 2015, the respective average yield on finance receivables was 18.0% and 17.8%, and the respective average yield on contract receivables was 9.4% and 9.5%. Originations of $1,075.7 million in 2016 increased $82.0 million, or 8.3%, from 2015 levels.

Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the financial services portfolio than they are on the revenue of the segment. Financial services expenses of $82.7 million in 2016 increased from $70.1 million in 2015 primarily due to changes in both the size of the portfolio and in the provisions for credit losses. As a percentage of the average financial services portfolio, financial services expenses were 4.9% and 4.8% in 2016 and 2015, respectively.

Financial services operating earnings of $198.7 million in 2016, including $1.8 million of unfavorable foreign currency effects, increased $28.5 million, or 16.7%, from 2015 levels.

See Note 1 and Note 3 to the Consolidated Financial Statements for further information on financial services.

Corporate

Snap-on’s general corporate expenses in 2016 of $91.4 million decreased $12.8 million from $104.2 million in 2015. The year-over-year decrease in general corporate expenses primarily reflects $6.9 million of lower pension expense, $6.4 million of lower stock-based (mark-to-market) compensation expense and $2.3 million of lower stock-based costs associated with the company’s employee stock purchase plan, partially offset by $2.8 million of higher acquisition-related and other costs.

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

44	SNAP-ON INCORPORATED

Non-GAAP Supplemental Consolidating Data – Supplemental Statements of Earnings information for 2017, 2016 and 2015 is as follows:

	Operations*			Financial Services
(Amounts in millions)	2017	2016	2015	2017	2016	2015
Net sales	$3,686.9	$3,430.4	$3,352.8	$–	$–	$–
Cost of goods sold	(1,862.0)	(1,720.8)	(1,704.5)	–	–	–

Gross profit	1,824.9	1,709.6	1,648.3	–	–	–
Operating expenses	(1,160.9)	(1,054.1)	(1,053.7)	–	–	–

Operating earnings before financial services	664.0	655.5	594.6	–	–	–

Financial services revenue	–	–	–	313.4	281.4	240.3
Financial services expenses	–	–	–	(95.9)	(82.7)	(70.1)

Operating earnings from financial services	–	–	–	217.5	198.7	170.2

Operating earnings	664.0	655.5	594.6	217.5	198.7	170.2
Interest expense	(52.1)	(51.9)	(51.4)	(0.3)	(0.3)	(0.5)
Intersegment interest income (expense) – net	70.8	72.2	62.7	(70.8)	(72.2)	(62.7)
Other income (expense) – net	(7.2)	(0.7)	(2.4)	–	0.1	–

Earnings before income taxes and equity earnings	675.5	675.1	603.5	146.4	126.3	107.0
Income tax expense	(196.8)	(197.7)	(181.9)	(54.1)	(46.6)	(39.3)

Earnings before equity earnings	478.7	477.4	421.6	92.3	79.7	67.7
Financial services – net earnings attributable to Snap-on	92.3	79.7	67.7	–	–	–
Equity earnings, net of tax	1.2	2.5	1.3	–	–	–

Net earnings	572.2	559.6	490.6	92.3	79.7	67.7
Net earnings attributable to noncontrolling interests	(14.5)	(13.2)	(11.9)	–	–	–

Net earnings attributable to Snap-on	$557.7	$546.4	$478.7	$92.3	$79.7	$67.7

*	Snap-on with Financial Services on the equity method.

2017 ANNUAL REPORT	45

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Balance Sheet Information as of 2017 and 2016 year end is as follows:

	Operations*		Financial Services
(Amounts in millions)	2017	2016	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$91.8	$77.5	$0.2	$0.1
Intersegment receivables	17.1	15.0	–	–
Trade and other accounts receivable – net	674.9	598.2	0.7	0.6
Finance receivables – net	–	–	505.4	472.5
Contract receivables – net	9.4	7.9	87.4	80.2
Inventories – net	638.8	530.5	–	–
Prepaid expenses and other assets	117.6	122.4	0.7	1.1

Total current assets	1,549.6	1,351.5	594.4	554.5

Property and equipment – net	482.4	423.8	2.0	1.4
Investment in Financial Services	317.4	288.7	–	–
Deferred income tax assets	25.2	49.1	26.8	23.7
Intersegment long-term notes receivable	583.7	584.7	–	–
Long-term finance receivables – net	–	–	1,039.2	934.5
Long-term contract receivables – net	13.2	11.2	309.4	275.5
Goodwill	924.1	895.5	–	–
Other intangibles – net	253.7	184.6	–	–
Other assets	63.1	47.9	–	0.1

Total assets	$4,212.4	$3,837.0	$1,971.8	$1,789.7

*	Snap-on with Financial Services on the equity method.

46	SNAP-ON INCORPORATED

Non-GAAP Supplemental Consolidating Data – Supplemental Balance Sheet Information (continued):

	Operations*		Financial Services
(Amounts in millions)	2017	2016	2017	2016
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$183.2	$151.4	$250.0	$150.0
Accounts payable	177.1	170.3	1.1	0.6
Intersegment payables	–	–	17.1	15.0
Accrued benefits	55.8	52.8	–	–
Accrued compensation	67.8	85.7	3.7	4.1
Franchisee deposits	66.5	66.7	–	–
Other accrued liabilities	366.0	292.1	29.7	22.8

Total current liabilities	916.4	819.0	301.6	192.5

Long-term debt and intersegment long-term debt	–	–	1,337.3	1,293.5
Deferred income tax liabilities	28.4	13.1	–	–
Retiree health care benefits	36.0	36.7	–	–
Pension liabilities	158.9	246.5	–	–
Other long-term liabilities	100.4	86.5	15.5	15.0

Total liabilities	1,240.1	1,201.8	1,654.4	1,501.0

Total shareholders’ equity attributable to Snap-on	2,953.9	2,617.2	317.4	288.7
Noncontrolling interests	18.4	18.0	–	–

Total equity	2,972.3	2,635.2	317.4	288.7

Total liabilities and equity	$4,212.4	$3,837.0	$1,971.8	$1,789.7

*	Snap-on with Financial Services on the equity method.

2017 ANNUAL REPORT	47

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. On January 16, 2018, Snap-on repaid $250 million of unsecured 4.25% notes (the “2018 Notes”), upon maturity with available cash and cash generated from issuances of commercial paper. Snap-on believes that its cash from operations and collections of finance receivables, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for scheduled debt repayments (including the repayment of $200 million of unsecured 6.70% notes, due March 1, 2019 (the “2019 Notes”)), payments of interest and dividends, new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise.

Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on February 9, 2018, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.

The following discussion focuses on information included in the accompanying Consolidated Balance Sheets.

As of 2017 year end, working capital (current assets less current liabilities) of $926.0 million increased $31.5 million from $894.5 million as of 2016 year end primarily as a result of other net changes in working capital discussed below. As of 2016 year end, the 2018 Notes were included in “Long-term debt” on the accompanying Consolidated Balance Sheet as their scheduled maturity was in excess of one year of the 2016 year-end balance sheet date.

The following represents the company’s working capital position as of 2017 and 2016 year end:

(Amounts in millions)	2017	2016
Cash and cash equivalents	$92.0	$77.6
Trade and other accounts receivable – net	675.6	598.8
Finance receivables – net	505.4	472.5
Contract receivables – net	96.8	88.1
Inventories – net	638.8	530.5
Prepaid expenses and other assets	110.7	116.5

Total current assets	2,119.3	1,884.0

Notes payable and current maturities of long-term debt	(433.2)	(301.4)
Accounts payable	(178.2)	(170.9)
Other current liabilities	(581.9)	(517.2)

Total current liabilities	(1,193.3)	(989.5)

Working capital	$926.0	$894.5

Cash and cash equivalents of $92.0 million as of 2017 year end increased $14.4 million from 2016 year-end levels primarily due to (i) $712.7 million of cash from collections of finance receivables; (ii) $608.5 million of cash generated from operations, net of $60.0 million of discretionary cash contributions to the company’s domestic pension plans; (iii) $297.8 million of net proceeds from the 2027 Notes; (iv) $46.2 million of cash proceeds from stock purchase and option plan exercises; and (v) $30.6 million of net proceeds from notes payable and other short-term borrowings. These increases in cash and cash equivalents were partially offset by (i) the funding of $892.0 million of new finance receivables; (ii) the repurchase of 1,820,000 shares of the company’s common stock for $287.9 million; (iii) dividend payments to shareholders of $169.4 million; (iv) the January 2017 repayment of $150 million of the 2017 Notes; (v) the funding of $82.9 million for acquisitions; and (vi) the funding of $82.0 million of capital expenditures.

48	SNAP-ON INCORPORATED

Of the $92.0 million of cash and cash equivalents as of 2017 year end, $72.1 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to: (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. The repatriation of cash from certain foreign subsidiaries could have adverse net tax consequences on the company should Snap-on be required to pay and record U.S. income taxes and foreign withholding taxes on such funds. Alternatively, the repatriation of cash from certain other foreign subsidiaries could result in favorable net tax consequences for the company. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it does not incur unfavorable net tax consequences.

Trade and other accounts receivable – net of $675.6 million as of 2017 year end increased $76.8 million from 2016 year-end levels primarily due to higher sales, $21.7 million of foreign currency translation and $9.5 million of receivables related to the Norbar, BTC and TCS acquisitions. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) was 66 days at 2017 year end and 63 days at 2016 year end.

The current portions of net finance and contract receivables of $602.2 million as of 2017 year end compared to $560.6 million at 2016 year end. The long-term portions of net finance and contract receivables of $1,361.8 million as of 2017 year end compared to $1,221.2 million at 2016 year end. The combined $182.2 million increase in net current and long-term finance and contract receivables over 2016 year-end levels is primarily due to continued growth of the company’s financial services portfolio and $17.5 million of foreign currency translation.

Inventories – net of $638.8 million as of 2017 year end increased $108.3 million from 2016 year-end levels primarily to support continued higher customer demand in certain segments and new product introductions, as well as from $23.9 million of foreign currency translation and $5.7 million of inventories related to the Norbar and TCS acquisitions. As of 2017 and 2016 year end, inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 3.2 turns and 3.3 turns, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method as of 2017 and 2016 year end approximated 61% and 59%, respectively, of total inventories. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $75.1 million and $73.2 million as 2017 and 2016 year end, respectively.

Notes payable and current maturities of long-term debt of $433.2 million as of 2017 year end consisted of $250 million of the 2018 Notes (which were subsequently repaid), $151 million of commercial paper borrowings and $32.2 million of other notes. Notes payable and current maturities of long-term debt of $301.4 million as of 2016 year end consisted of $150 million of the 2017 Notes, $130 million of commercial paper borrowings and $21.4 million of other notes. As of 2016 year end, the 2018 Notes were included in “Long-term debt” on the accompanying Consolidated Balance Sheet as their scheduled maturity was in excess of one year of the 2016 year-end balance sheet date.

Average notes payable outstanding, including commercial paper borrowings, were $126.8 million and $49.3 million in 2017 and 2016, respectively. The weighted-average interest rate of 2.45% in 2017 decreased from 7.09% last year. This reflects the impact of the higher commercial paper borrowings which generally have lower interest rates than other notes payable outstanding. Average commercial paper borrowings were $103.3 million and $26.6 million in 2017 and 2016, respectively, and the weighted-average interest rate of 1.14% in 2017 increased from 0.73% last year. At 2017 year end, the weighted-average interest rate on outstanding notes payable of 2.34% compared with 2.85% at 2016 year end. The 2017 year-end rate benefited from lower interest rates on international borrowings. The 2016 year-end rate benefited from lower interest rates on commercial paper borrowings.

Accounts payable of $178.2 million as of 2017 year end increased $7.3 million from 2016 year-end levels primarily due to the timing of payments, partially offset by $6.8 million of foreign currency translation.

Other accrued liabilities of $388.1 million as of 2017 year end increased $80.2 million from 2016 year-end levels primarily due to higher income tax accruals, $45.9 million in legal matters and $10.1 million of foreign currency translation.

2017 ANNUAL REPORT	49

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Long-term debt of $753.6 million as of 2017 year end consisted of: (i) $200 million of the 2019 Notes; (ii) $250 million of unsecured 6.125% notes that mature in 2021; (iii) $300 million the 2027 Notes; and (iv) $3.6 million of other long-term debt, including fair value adjustments related to interest rate swaps.

Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of December 30, 2017. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of 2017 year end, the company’s actual ratios of 0.26 and 1.16, respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.

Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of 2017 year end, Snap-on was in compliance with all covenants of its Credit Facility and other debt agreements.

Snap-on believes it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under the revolving Credit Facility. Snap-on believes that it can access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include scheduled debt payments (including the repayment of the 2019 Notes; as noted above, the 2018 Notes were repaid on January 16, 2018), payments of interest and dividends, funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise. Snap-on intends to make contributions of $9.7 million to its foreign pension plans and $2.4 million to its domestic pension plans in 2018, as required by law. Depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in 2018.

Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the use of commercial paper, additional fixed-term debt and/or securitizations.

The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities of $608.5 million in 2017 increased $32.4 million from $576.1 million in 2016. The $32.4 million increase is primarily due to $12.6 million of higher net earnings and $14.9 million of cash proceeds from the settlement of a treasury lock. Net cash provided by operating activities was $507.2 million in 2015.

Depreciation expense was $65.6 million in 2017, $61.4 million in 2016 and $57.8 million in 2015. Amortization expense was $27.6 million in 2017, $24.2 million in 2016 and $24.7 million in 2015. See Note 6 to the Consolidated Financial Statements for information on goodwill and other intangible assets.

50	SNAP-ON INCORPORATED

Investing Activities

Net cash used by investing activities of $341.4 million in 2017 included additions to finance receivables of $892.0 million, partially offset by collections of $712.7 million. Net cash used by investing activities of $473.4 million in 2016 included additions to finance receivables of $915.0 million, partially offset by collections of $671.7 million. Net cash used by investing activities of $306.4 million in 2015 included additions to finance receivables of $844.2 million, partially offset by collections of $624.8 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with average payment terms approaching four years.

Net cash used by investing activities in 2017 also included a total of $82.9 million (net of $1.8 million of cash acquired) for the acquisitions of BTC, Norbar and TCS, as well as working capital adjustments for the Car-O-Liner and Sturtevant Richmont acquisitions. Net cash used by investing activities in 2016 included, on a preliminary basis, a total of $160.4 million (net of $4.3 million of cash acquired) for the acquisitions of Car-O-Liner and Sturtevant Richmont. Net cash used by investing activities in 2015 included $11.8 million for the acquisition of Ecotechnics. See Note 2 to the Consolidated Financial Statements for information on acquisitions.

Capital expenditures in 2017, 2016 and 2015 totaled $82.0 million, $74.3 million and $80.4 million, respectively. Capital expenditures in all three years included continued investments related to the company’s execution of its strategic Value Creation Processes and strategic growth initiatives. The company also invested in: (i) new product, efficiency, safety and cost reduction initiatives that are intended to expand and improve its manufacturing capabilities worldwide; (ii) new production and machine tooling to enhance manufacturing operations, as well as ongoing replacements of manufacturing and distribution equipment, particularly in the United States; (iii) the ongoing replacement and enhancement of the company’s global enterprise resource planning (ERP) management information systems; and (iv) improvements to the company’s research and development facilities and corporate headquarters in Kenosha, Wisconsin. Capital expenditures in 2015 also included the purchase of a previously leased manufacturing facility in the United Kingdom. Snap-on believes that its cash generated from operations, as well as its available cash on hand and funds available from its credit facilities will be sufficient to fund the company’s capital expenditure requirements in 2018.

Financing Activities

Net cash used by financing activities of $256.1 million in 2017 included the January 2017 repayment of $150 million of the 2017 Notes, and the other items discussed below. These amounts were partially offset by Snap-on’s sale, on February 15, 2017, of $300 million of the 2027 Notes at a discount, from which Snap-on received $297.8 million of net proceeds, reflecting $1.9 million of transaction costs, and $30.6 million of net proceeds from notes payable and other short-term borrowings. Net cash used by financing activities of $116.0 million in 2016 included $134.2 million of proceeds from a net increase in notes payable and other short-term borrowings. Net cash used by financing activities of $236.7 million in 2015 included the net repayment of $34.0 million of notes payable and other short-term borrowings.

Proceeds from stock purchase and option plan exercises totaled $46.2 million in 2017, $41.8 million in 2016 and $41.6 million in 2015. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes. In 2017, Snap-on repurchased 1,820,000 shares of its common stock for $287.9 million under its previously announced share repurchase programs. As of 2017 year end, Snap-on had remaining availability to repurchase up to an additional $390.7 million in common stock pursuant to its Board of Directors’ (the “Board”) authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on repurchased 758,000 shares of its common stock for $120.4 million in 2016 and Snap-on repurchased 723,000 shares of its common stock for $110.4 million in 2015. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s share repurchases, if any, in 2018.

2017 ANNUAL REPORT	51

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends paid in 2017, 2016 and 2015 totaled $169.4 million, $147.5 million and $127.9 million, respectively. On November 6, 2017, the company announced that its Board increased the quarterly cash dividend by 15.5% to $0.82 per share ($3.28 per share annualized). Quarterly dividends in 2017 were $0.82 per share in the fourth quarter and $0.71 per share in the first three quarters ($2.95 per share for the year). Quarterly dividends in 2016 were $0.71 per share in the fourth quarter and $0.61 per share in the first three quarters ($2.54 per share for the year). Quarterly dividends in 2015 were $0.61 per share in the fourth quarter and $0.53 per share in the first three quarters ($2.20 per share for the year).

	2017	2016	2015
Cash dividends paid per common share	$2.95	$2.54	$2.20
Cash dividends paid as a percent of prior-year retained earnings	5.0%	4.9%	4.8%

Snap-on believes that its cash generated from operations, available cash on hand and funds available from its credit facilities will be sufficient to pay dividends in 2018.

Off-Balance-Sheet Arrangements

Except as included below in the section labeled “Contractual Obligations and Commitments” and Note 15 to the Consolidated Financial Statements, the company had no off-balance-sheet arrangements as of 2017 year end.

Contractual Obligations and Commitments

A summary of Snap-on’s future contractual obligations and commitments as of 2017 year end are as follows:

(Amounts in millions)	Total	2018	2019-2020	2021-2022	2023 and thereafter
Contractual obligations:
Notes payable and current maturities of long-term debt	$433.2	$433.2	$–	$–	$–
Long-term debt	753.6	–	200.0	250.0	303.6
Interest on fixed rate debt	161.5	38.9	52.3	29.7	40.6
Operating leases	84.8	25.5	33.7	17.7	7.9
Capital leases	18.1	3.6	6.2	4.8	3.5
Purchase obligations	60.4	55.0	5.3	0.1	–

Total	$1,511.6	$556.2	$297.5	$302.3	$355.6

On January 16, 2018, Snap-on repaid the 2018 Notes (included in “Notes payable and current maturities of long-term debt” in the table above) upon maturity with available cash and cash generated from issuances of commercial paper.

Snap-on intends to make contributions of $9.7 million to its foreign pension plans and $2.4 million to its domestic pension plans in 2018, as required by law. Depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in 2018. Snap-on has not presented estimated pension and postretirement funding contributions in the table above as the funding can vary from year to year based on changes in the fair value of the plan assets and actuarial assumptions; see Note 11 and Note 12 to the Consolidated Financial Statements for information on the company’s benefit plans and payments.

Due to the uncertainty of the timing of settlements with taxing authorities, Snap-on is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits for its remaining uncertain tax liabilities. As a result, $7.7 million of unrecognized tax benefits have been excluded from the table above; see Note 8 to the Consolidated Financial Statements for information on income taxes.

52	SNAP-ON INCORPORATED

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

2017 ANNUAL REPORT	53

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Snap-on evaluates the recoverability of goodwill by utilizing an income approach that estimates the fair value of the future discounted cash flows of the reporting units to which the goodwill relates. The future projections, which are based on both past performance and the projections and assumptions used in the company’s operating plans, are subject to change as a result of changing economic and competitive conditions. This approach reflects management’s internal outlook at the reporting units, which management believes provides the best determination of value due to management’s insight and experience with the reporting units. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, working capital levels, expected benefits from RCI initiatives, and a weighted-average cost of capital that reflects the specific risk profile of the reporting unit being tested. The company’s methodologies for valuing goodwill are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2017 impairment calculations were evaluated in light of then-current market and business conditions. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the reporting units’ projections of future operating results and cash flows and replicates how market participants would value the company’s reporting units in an orderly transaction.

In the event the fair value of a reporting unit is less than the carrying value, including goodwill, the company would then record an impairment charge based on the excess of a reporting units carrying amount over its fair value.

Snap-on also evaluates the recoverability of its indefinite-lived trademarks by utilizing an income approach that estimates the fair value of the future discounted cash flows of each of its trademarks. The future projections, which are based on both past performance and the projections and assumptions used in the company’s operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth and royalty rates, expected synergies, and a weighted-average cost of capital that reflects the specific risk profile of the trademark being tested. The company’s methodologies for valuing trademarks are applied consistently on a year-over-year basis; the assumptions used in performing the second quarter 2017 impairment calculations were evaluated in light of then-current market and business conditions. Snap-on continues to believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the trademarks’ projected future cash flows and replicates how market participants would value the company’s trademarks in an orderly transaction.

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

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2017, the results of which did not result in any impairment. As of 2017 year end, the company has no accumulated impairment losses. Although the company consistently uses the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. In performing its annual impairment testing the company performed a sensitivity analysis on the material assumptions used in the discounted cash flow valuation models for each of its 11 reporting units. Based on the company’s second quarter 2017 impairment testing and assuming a hypothetical 10% decrease in the estimated fair values of each of its 11 reporting units, the hypothetical fair value of each of the company’s 11 reporting units would have been greater than its carrying value. See Note 6 to the Consolidated Financial Statements for further information about goodwill and other intangible assets.

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

54	SNAP-ON INCORPORATED

Snap-on’s domestic pension plans have a long-term investment horizon and a total return strategy that emphasizes a capital growth objective. In 2017, the long-term investment performance objective for Snap-on’s domestic plans’ assets was to achieve net of expense returns that met or exceeded the 7.5% domestic expected return on plan assets assumption. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its domestic plans’ assets. As of 2017 year end, Snap-on’s domestic pension plans’ assets comprised approximately 86% of the company’s worldwide pension plan assets.

Based on forward-looking capital market expectations, Snap-on selected an expected return on plan assets assumption for its U.S. pension plans of 7.45%, a decrease of 5 bps from 2017, to be used in determining pension expense for 2018. In estimating the domestic expected return on plan assets, Snap-on utilizes a nominal returns forecasting method. For each asset class, future returns are estimated by identifying the premium of riskier asset classes over lower risk alternatives. The methodology constructs expected returns using a “building block” approach to the individual components of total return. These forecasts are stated in both nominal and real (after inflation) terms. This process first considers the long-term historical return premium based on the longest set of data available for each asset class. These premiums, calculated using the geometric mean, are then adjusted based on current relative valuation levels, macro-economic conditions, and the expected alpha related to active investment management. The asset return assumption is also adjusted by an implicit expense load for estimated administrative and investment-related expenses. Since asset allocation is a key determinant of expected investment returns, the current and expected mix of plan assets are also considered when setting the assumption.

Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected rate of return assumption for Snap-on’s domestic pension plans’ assets by 50 bps would have increased Snap-on’s 2017 domestic pension expense by approximately $5.0 million.

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans. The domestic discount rate as of 2017 and 2016 year end was selected based on a cash flow matching methodology developed by the company’s outside actuaries and which incorporates a review of current economic conditions. This methodology matches the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. This technique calculates bond portfolios that produce adequate cash flows to pay the plans’ projected yearly benefits and then selects the portfolio with the highest yield and uses that yield as the recommended discount rate.

The selection of the 3.9% weighted-average discount rate for Snap-on’s domestic pension plans as of 2017 year end (compared to 4.5% as of 2016 year end) represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 bps would have increased Snap-on’s 2017 domestic pension expense and projected benefit obligation by approximately $4.3 million and $71.3 million, respectively. As of 2017 year end, Snap-on’s domestic projected benefit obligation comprised approximately 83% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 2.7% (compared to 2.9% as of 2016 year end) represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 bps would have increased Snap-on’s 2017 foreign pension expense and projected benefit obligation by approximately $1.8 million and $24.4 million, respectively.

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

To determine the 2018 net periodic benefit cost, Snap-on is using weighted-average discount rates for its domestic and foreign pension plans of 3.9% and 2.7%, respectively, and an expected return on plan assets for its domestic pension plans of 7.45%. The expected returns on plan assets for foreign pension plans ranged from 1.9% and 6.1% as of 2017 year end. The net change in these two key assumptions from those used in 2017 is expected to increase pension expense in 2018. Other factors, such as changes in plan demographics and discretionary contributions, may further increase or decrease pension expense in 2018. See Note 11 to the Consolidated Financial Statements for further information on pension plans.

2017 ANNUAL REPORT	55

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Allowances for Doubtful Accounts on Finance and Contract Receivables: The allowances for doubtful accounts on finance and contract receivables are maintained at levels management believes are adequate to cover probable losses inherent in Snap-on’s finance and contract receivables portfolios as of the measurement date. The allowances represent management’s estimate of the losses inherent in the company’s receivables portfolios based on ongoing assessments and evaluations of collectability and historical loss experience. Determination of the proper level of allowances by portfolio requires management to exercise significant judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowances take into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, loss migration, delinquency trends, collection experience, current economic conditions and credit risk characteristics. Some of these factors are influenced by items such as the customers’ financial condition, debt-servicing ability, past payment experience, and credit bureau and proprietary Snap-on credit model information, as well as the value of the underlying collateral. Changes in economic conditions and assumptions, including the resulting credit quality metrics relative to the performance of the finance and contract receivables portfolios, create uncertainty and could result in changes to both the allowances and provision for credit losses.

Management utilizes established policies and procedures in an effort to ensure the estimates and assumptions are well controlled, reviewed and consistently applied. As of December 30, 2017, the ratios of the allowances for doubtful accounts to finance and contract receivables (the “allowance ratios”) were 3.53% and 1.08%, respectively. As of December 31, 2016, the respective allowance ratios were 3.34% and 1.03%. While management believes it exercises prudent judgment and applies reasonable assumptions in establishing its estimates for allowances for finance and contract receivables, there can be no assurance that changes in economic conditions or other factors would not adversely impact the financial health of our customers and result in changes to the estimates used in the allowance calculations. For reference, a 100 bps increase in the allowance ratios for both finance and contract receivables as of December 30, 2017, would have increased Snap-on’s 2017 provision expense and related allowances for doubtful accounts by approximately $16.0 million and $4.2 million, respectively.

For additional information on Snap-on’s allowances for doubtful accounts, see Note 1 and Note 3 to the Consolidated Financial Statements.

Outlook

Snap-on expects to make continued progress in 2018 along its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, Snap-on expects that capital expenditures in 2018 will be in a range of $90 million to $100 million.

As a result of the recently enacted Tax Act, Snap-on currently anticipates that its full year 2018 effective income tax rate will be in the range of 24% to 25%. This compares to a full year 2017 effective tax rate of 31.1%.

56	SNAP-ON INCORPORATED

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Market, Credit and Economic Risks

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. Snap-on is exposed to market risk from changes in interest rates and foreign currency exchange rates. Snap-on is also exposed to market risk associated with the stock-based portion of its deferred compensation plans. Snap-on monitors its exposure to these risks and attempts to manage the underlying economic exposures through the use of financial instruments such as foreign currency forward contracts, interest rate swap agreements, treasury lock agreements and prepaid equity forward agreements (“equity forwards”). Snap-on does not use derivative instruments for speculative or trading purposes. Snap-on’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole. Snap-on’s management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks.

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

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of 2017 and 2016 year end was $1.5 million and $0.4 million, respectively, on interest rate-sensitive financial instruments, and $0.1 million and $0.8 million, respectively, on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.

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

2017 ANNUAL REPORT	57

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

58	SNAP-ON INCORPORATED

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 30, 2017. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 30, 2017, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the quarter ended December 30, 2017, the company implemented a plan that calls for modifications and additions to internal control over financial reporting related to the accounting for revenues as a result of the new revenue recognition standard, ASC 606. The modified and new controls have been designed to address risks associated with recognizing revenue under the new standard. The company has added additional controls over financial reporting by enhancing the contract review process to include the attributes related to revenue recognition as well as to provide for the gathering of the disclosure information needed under the new requirements. There were no other changes in internal controls during the quarter ended December 30, 2017, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, the company’s management believes that, as of December 30, 2017, our internal control over financial reporting was effective at a reasonable assurance level. The company’s internal control over financial reporting as of December 30, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.

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

2017 ANNUAL REPORT	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Snap-on Incorporated:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Snap-on Incorporated and subsidiaries (the “Company”) as of December 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 30, 2017, of the Company and our report dated February 15, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 15, 2018

60	SNAP-ON INCORPORATED

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Incorporated by reference to sections entitled “Item 1: Election of Directors,” “Corporate Governance Practices and Board Information” and “Other Information” in Snap-on’s 2017 Annual Meeting Proxy Statement, which is expected to be mailed to shareholders on or about March 9, 2018 (the “2018 Proxy Statement”).

The Section 16(a) filing compliance disclosure pursuant to Item 405 of Regulation S-K is contained in Snap-on’s 2018 Proxy Statement in the section entitled “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Information regarding Snap-on’s executive officers, including their ages, business experience (for at least the last five years) and titles as of December 30, 2017, is presented below:

Nicholas T. Pinchuk (71) – Chairman of the Board of Directors since 2009, President and Chief Executive Officer since December 2007 and President and Chief Operating Officer from April to December 2007. Senior Vice President and President – Worldwide Commercial & Industrial Group from 2002 to 2007. Prior to joining Snap-on, Mr. Pinchuk held various positions, including President of Global Refrigeration Operations and President of Asia Pacific Operations, at Carrier Corporation, a producer of air conditioning, heating and refrigeration systems, and a subsidiary of United Technologies Corporation. Mr. Pinchuk serves on the board of directors of Columbus McKinnon Corporation.

Aldo J. Pagliari (63) – Senior Vice President – Finance and Chief Financial Officer since 2010.

Anup R. Banerjee (67) – Senior Vice President, Human Resources and Chief Development Officer since 2015, and President, Commercial Group from 2011 to 2015.

Iain Boyd (55) – Vice President, Operations Development since 2015. Vice President – Human Resources from 2007 to 2015.

Thomas L. Kassouf (65) – Senior Vice President and President – Snap-on Tools Group since 2010.

June C. Lemerand (55) – Vice President and Chief Information Officer since 2017. Vice President of Information Technology Services from 2015 to 2017, and Senior Director, Information Technology Sales and Marketing Applications from 2005 to 2015.

Irwin M. Shur (59) – Vice President, General Counsel and Secretary since 2008.

Richard K. Strege (60) – Vice President and Controller since 2017. Vice President, Internal Audit, Controls and Compliance from 2007 to 2017.

Thomas J. Ward (65) – Senior Vice President and President – Repair Systems & Information Group since 2010.

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

2017 ANNUAL REPORT	61

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

Item 11: Executive Compensation

The information required by Item 11 is contained in Snap-on’s 2018 Proxy Statement in the sections entitled “Executive Compensation,” “Board Compensation,” “Compensation Committee Report,” and “Other Information” and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about Snap-on’s equity compensation plans at 2017 year end:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,606,096 (1)	$ 117.66 (2)	4,219,539 (3)
Equity compensation plans not approved by security holders	62,807 (4)	Not Applicable	– (5)

Total	3,668,903	$ 117.66 (2)	4,219,539 (5)

(1)

Includes (i) options to acquire 476,028 shares granted under the 2001 Incentive Stock and Awards Plan (the “2001 Plan”); (ii) options and stock appreciation rights to acquire 3,081,885 shares granted under the 2011 Incentive Stock and Awards Plan (the “2011 Plan,” and collectively with the 2001 Plan, the “Incentive Plans”); and (iii) 48,183 shares represented by deferred share units under the Directors’ Fee Plan. Excludes 50,528 shares issuable in connection with the vesting of restricted stock units and restricted stock under the 2001 Plan, and 207,335 shares issuable in connection with the vesting of performance share awards, restricted stock units and restricted stock under the 2011 Plan. Also excludes shares of common stock that may be issuable under the employee and franchisee stock purchase plans.

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

(3)

Includes (i) 3,296,859 shares reserved for issuance under the 2011 Plan; (ii) 169,080 shares reserved for issuance under the Directors’ Fee Plan; and (iii) 753,600 shares reserved for issuance under the employee stock purchase plan.

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

62	SNAP-ON INCORPORATED

The additional information required by Item 12 is contained in Snap-on’s 2018 Proxy Statement in the sections entitled “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” and “Other Information,” and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the sections entitled “Corporate Governance Practices and Board Information – Board Information” and “Other Information – Transactions with the Company” in Snap-on’s 2018 Proxy Statement.

Item 14: Principal Accounting Fees and Services

Incorporated by reference to the section entitled “Deloitte & Touche LLP Fee Disclosure” in Snap-on’s 2018 Proxy Statement.

PART IV

Item 15: Exhibits, Financial Statement Schedules

Item 15(a): Documents Filed as Part of This Report:

1. List of Financial Statements

Unless otherwise indicated, references to “fiscal 2017” or “2017” refer to the fiscal year ended December 30, 2017; references to “fiscal 2016” or “2016” refer to the fiscal year ended December 31, 2016; and references to “fiscal 2015” or “2015” refer to the fiscal year ended January 2, 2016. References to 2017, 2016 and 2015 year end refer to December 30, 2017, December 31, 2016, and January 2, 2016, respectively.

The following consolidated financial statements of Snap-on and the Report of Independent Registered Public Accounting Firm thereon, are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Earnings for the 2017, 2016 and 2015 fiscal years.

•	Consolidated Statements of Comprehensive Income for the 2017, 2016 and 2015 fiscal years.

•	Consolidated Balance Sheets as of 2017 and 2016 year end.

•	Consolidated Statements of Equity for the 2017, 2016 and 2015 fiscal years.

•	Consolidated Statements of Cash Flows for the 2017, 2016 and 2015 fiscal years.

•	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

2017 ANNUAL REPORT	63

3. List of Exhibits(*)

(3)	(a)

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

Officer’s Certificate, dated as of February 21, 2017, providing for the $300,000,000 3.25% Notes due 2027 (incorporated by reference to Exhibit 4.2 to Snap-on’s Current Report on Form 8-K dated February 15, 2017 (Commission  File No. 1-7724))

Except for the foregoing, Snap-on and its subsidiaries have no unregistered long-term debt agreement for which the related outstanding debt exceeds 10% of consolidated total assets as of December 30, 2017. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

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

	(b)	Snap-on Incorporated 2011 Incentive Stock and Awards Plan (As Amended and Restated)** (Reflects non-material changes finalized in November 2017.)

	(c)	Form of Restated Executive Agreement between Snap-on Incorporated and each of its executive officers** (Reflects non-material changes finalized in November 2017.)

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

64	SNAP-ON INCORPORATED

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

Form of Non-Qualified Stock Option Agreement under the 2001 Incentive Stock and Awards Plan (and accompanying Non-Qualified Stock Option Grant Offer Letter) (incorporated by reference to Exhibit 10.1 to Snap-on’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (Commission File No. 1-7724))** (superseded except as to outstanding awards)

(i)

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

Second Amended and Restated Five Year Credit Agreement, dated as of December 15, 2015, among Snap-on Incorporated and the lenders and agents listed on the signature pages thereof, and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and U.S. Bank National Association as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to Snap-on’s Current Report on Form 8-K dated December 15, 2015 (Commission File No. 1-7724))

(p)

Underwriting Agreement, dated as of February 15, 2017, among Snap-on Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein. (incorporated by reference to Exhibit 1.1 to Snap-on’s Current Report on Form 8-K dated February 15, 2017 (Commission File No. 1-7724))

(12)	Computation of Ratio of Earnings to Fixed Charges

2017 ANNUAL REPORT	65

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

***

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the twelve months ended December 30, 2017, December 31, 2016, and January 2, 2016; (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 30, 2017, December 31, 2016, and January 2, 2016; (iii) Consolidated Balance Sheets as of December 30, 2017, and December 31, 2016; (iv) Consolidated Statements of Equity for the twelve months ended December 30, 2017, December 31, 2016, and January 2, 2016; (v) Consolidated Statements of Cash Flows for the twelve months ended December 30, 2017, December 31, 2016, and January 2, 2016; and (vi) Notes to Consolidated Financial Statements.

Item 16: Form 10-K Summary

None.

66	SNAP-ON INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders and of Snap-on Incorporated:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Snap-on Incorporated and subsidiaries (the “Company”) as of December 30, 2017, and December 31, 2016, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 30, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017, and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin February 15, 2018

We have served as the Company’s auditor since 2002.

2017 ANNUAL REPORT	67

Snap-on Incorporated – Consolidated Statements of Earnings

(Amounts in millions, except per share data)	2017	2016	2015
Net sales	$3,686.9	$3,430.4	$3,352.8
Cost of goods sold	(1,862.0)	(1,720.8)	(1,704.5)

Gross profit	1,824.9	1,709.6	1,648.3
Operating expenses	(1,160.9)	(1,054.1)	(1,053.7)

Operating earnings before financial services	664.0	655.5	594.6

Financial services revenue	313.4	281.4	240.3
Financial services expenses	(95.9)	(82.7)	(70.1)

Operating earnings from financial services	217.5	198.7	170.2

Operating earnings	881.5	854.2	764.8
Interest expense	(52.4)	(52.2)	(51.9)
Other income (expense) – net	(7.2)	(0.6)	(2.4)

Earnings before income taxes and equity earnings	821.9	801.4	710.5
Income tax expense	(250.9)	(244.3)	(221.2)

Earnings before equity earnings	571.0	557.1	489.3
Equity earnings, net of tax	1.2	2.5	1.3

Net earnings	572.2	559.6	490.6
Net earnings attributable to noncontrolling interests	(14.5)	(13.2)	(11.9)

Net earnings attributable to Snap-on Incorporated	$557.7	$546.4	$478.7

Net earnings per share attributable to Snap-on Incorporated:
Basic	$9.72	$9.40	$8.24
Diluted	9.52	9.20	8.10

Weighted-average shares outstanding:
Basic	57.4	58.1	58.1
Effect of dilutive securities	1.2	1.3	1.0

Diluted	58.6	59.4	59.1

See Notes to Consolidated Financial Statements.

68	SNAP-ON INCORPORATED

Snap-on Incorporated – Consolidated Statements of Comprehensive Income

(Amounts in millions)	2017	2016	2015
Comprehensive income (loss):
Net earnings	$572.2	$559.6	$490.6
Other comprehensive income (loss):
Foreign currency translation*	135.2	(99.2)	(110.8)

Unrealized cash flow hedges, net of tax:
Other comprehensive income before reclassifications	6.9	8.8	–
Reclassification of cash flow hedges to net earnings	(1.6)	(0.3)	(0.3)

Defined benefit pension and postretirement plans:
Net prior service costs and credits and unrecognized gain (loss)	15.9	(93.3)	(48.3)
Income tax benefit (expense)	(4.1)	30.7	19.4

Net of tax	11.8	(62.6)	(28.9)

Amortization of net prior service costs and credits and unrecognized loss included in net periodic benefit cost	26.6	30.1	38.0
Income tax benefit	(9.4)	(11.1)	(14.0)

Net of tax	17.2	19.0	24.0

Total comprehensive income	741.7	425.3	374.6

Comprehensive income attributable to noncontrolling interests	(14.5)	(13.2)	(11.9)

Comprehensive income attributable to Snap-on Incorporated	$727.2	$412.1	$362.7

*	There is no reclassification adjustment as there was no sale or liquidation of any foreign entity during any period presented.

See Notes to Consolidated Financial Statements.

2017 ANNUAL REPORT	69

Snap-on Incorporated – Consolidated Balance Sheets

	Fiscal Year End
(Amounts in millions, except share data)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$92.0	$77.6
Trade and other accounts receivable – net	675.6	598.8
Finance receivables – net	505.4	472.5
Contract receivables – net	96.8	88.1
Inventories – net	638.8	530.5
Prepaid expenses and other assets	110.7	116.5

Total current assets	2,119.3	1,884.0
Property and equipment – net	484.4	425.2
Deferred income tax assets	52.0	72.8
Long-term finance receivables – net	1,039.2	934.5
Long-term contract receivables – net	322.6	286.7
Goodwill	924.1	895.5
Other intangibles – net	253.7	184.6
Other assets	53.8	39.9

Total assets	$5,249.1	$4,723.2

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$433.2	$301.4
Accounts payable	178.2	170.9
Accrued benefits	55.8	52.8
Accrued compensation	71.5	89.8
Franchisee deposits	66.5	66.7
Other accrued liabilities	388.1	307.9

Total current liabilities	1,193.3	989.5
Long-term debt	753.6	708.8
Deferred income tax liabilities	28.4	13.1
Retiree health care benefits	36.0	36.7
Pension liabilities	158.9	246.5
Other long-term liabilities	106.6	93.4

Total liabilities	2,276.8	2,088.0

Commitments and contingencies (Note 15)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	–	–
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,407,704 and 67,400,250 shares, respectively)	67.4	67.4
Additional paid-in capital	343.2	317.3
Retained earnings	3,772.3	3,384.9
Accumulated other comprehensive loss	(329.0)	(498.5)
Treasury stock at cost (10,717,455 and 9,450,393 shares, respectively)	(900.0)	(653.9)

Total shareholders’ equity attributable to Snap-on Incorporated	2,953.9	2,617.2
Noncontrolling interests	18.4	18.0

Total equity	2,972.3	2,635.2

Total liabilities and equity	$5,249.1	$4,723.2

See Notes to Consolidated Financial Statements.

70	SNAP-ON INCORPORATED

Snap-on Incorporated – Consolidated Statements of Equity

	Shareholders’ Equity Attributable to Snap-on Incorporated
(Amounts in millions, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity

Balance at January 3, 2015	$67.4	$254.7	$2,637.2	$(248.2)	$(503.3)	$17.5	$2,225.3
Net earnings for 2015	–	–	478.7	–	–	11.9	490.6
Other comprehensive loss	–	–	–	(116.0)	–	–	(116.0)
Cash dividends – $2.20 per share	–	–	(127.9)	–	–	–	(127.9)
Stock compensation plans	–	23.3	–	–	40.0	–	63.3
Share repurchases – 723,000 shares	–	–	–	–	(110.4)	–	(110.4)
Tax benefit from certain stock options	–	18.3	–	–	–	–	18.3
Dividend reinvestment plan and other	–	–	(1.1)	–	–	(11.4)	(12.5)

Balance at January 2, 2016	67.4	296.3	2,986.9	(364.2)	(573.7)	18.0	2,430.7
Net earnings for 2016	–	–	546.4	–	–	13.2	559.6
Other comprehensive loss	–	–	–	(134.3)	–	–	(134.3)
Cash dividends – $2.54 per share	–	–	(147.5)	–	–	–	(147.5)
Stock compensation plans	–	21.0	–	–	40.2	–	61.2
Share repurchases – 758,000 shares	–	–	–	–	(120.4)	–	(120.4)
Other	–	–	(0.9)	–	–	(13.2)	(14.1)

Balance at December 31, 2016	67.4	317.3	3,384.9	(498.5)	(653.9)	18.0	2,635.2
Net earnings for 2017	–	–	557.7	–	–	14.5	572.2
Other comprehensive income	–	–	–	169.5	–	–	169.5
Cash dividends – $2.95 per share	–	–	(169.4)	–	–	–	(169.4)
Stock compensation plans	–	25.9	–	–	41.8	–	67.7
Share repurchases – 1,820,000 shares	–	–	–	–	(287.9)	–	(287.9)
Other	–	–	(0.9)	–	–	(14.1)	(15.0)

Balance at December 30, 2017	$67.4	$343.2	$3,772.3	$(329.0)	$(900.0)	$18.4	$2,972.3

See Notes to Consolidated Financial Statements.

2017 ANNUAL REPORT	71

Snap-on Incorporated – Consolidated Statements of Cash Flows

(Amounts in millions)	2017	2016	2015
Operating activities:
Net earnings	$572.2	$559.6	$490.6
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	65.6	61.4	57.8
Amortization of other intangibles	27.6	24.2	24.7
Provision for losses on finance receivables	54.6	44.0	31.6
Provision for losses on non-finance receivables	10.5	7.5	13.6
Stock-based compensation expense	30.3	31.0	39.8
Excess tax benefits from stock-based compensation	–	–	(18.3)
Deferred income tax provision (benefit)	12.3	1.3	(5.1)
Loss (gain) on sales of assets	(0.2)	0.2	(2.1)
Settlement of treasury lock	14.9	–	–
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in trade and other accounts receivable	(55.5)	(41.0)	(44.7)
Increase in contract receivables	(41.8)	(31.9)	(34.6)
Increase in inventories	(76.0)	(32.7)	(43.3)
Increase in prepaid and other assets	(10.0)	(11.9)	(28.2)
Increase (decrease) in accounts payable	(2.2)	16.3	4.7
Increase (decrease) in accruals and other liabilities	6.2	(51.9)	20.7

Net cash provided by operating activities	608.5	576.1	507.2

Investing activities:
Additions to finance receivables	(892.0)	(915.0)	(844.2)
Collections of finance receivables	712.7	671.7	624.8
Capital expenditures	(82.0)	(74.3)	(80.4)
Acquisitions of businesses, net of cash acquired	(82.9)	(160.4)	(11.8)
Disposals of property and equipment	1.5	2.2	3.5
Other	1.3	2.4	1.7

Net cash used by investing activities	(341.4)	(473.4)	(306.4)

Financing activities:
Proceeds from issuance of long-term debt	297.8	–	–
Repayment of long-term debt	(150.0)	–	–
Proceeds from notes payable	16.8	4.5	7.1
Repayments of notes payable	(4.5)	(5.3)	(6.3)
Net increase (decrease) in other short-term borrowings	18.3	135.0	(34.8)
Cash dividends paid	(169.4)	(147.5)	(127.9)
Purchases of treasury stock	(287.9)	(120.4)	(110.4)
Proceeds from stock purchase and option plans	46.2	41.8	41.6
Excess tax benefits from stock-based compensation	–	–	18.3
Other	(23.4)	(24.1)	(24.3)

Net cash used by financing activities	(256.1)	(116.0)	(236.7)

Effect of exchange rate changes on cash and cash equivalents	3.4	(1.9)	(4.2)

Increase (decrease) in cash and cash equivalents	14.4	(15.2)	(40.1)
Cash and cash equivalents at beginning of year	77.6	92.8	132.9

Cash and cash equivalents at end of year	$92.0	$77.6	$92.8

Supplemental cash flow disclosures:
Cash paid for interest	$(51.2)	$(51.0)	$(50.8)
Net cash paid for income taxes	(228.1)	(247.3)	(191.9)

See Notes to Consolidated Financial Statements.

72	SNAP-ON INCORPORATED

Notes to Consolidated Financial Statements

Note 1: Summary of Accounting Policies

Principles of consolidation and presentation: The Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly-owned and majority-owned subsidiaries (collectively, “Snap-on” or “the company”).

Snap-on accounts for investments in unconsolidated affiliates where Snap-on has a greater than 20% but less than 50% ownership interest under the equity method of accounting. Investments in unconsolidated affiliates of $18.6 million as of December 30, 2017, and $15.2 million as of December 31, 2016, are included in “Other assets” on the accompanying Consolidated Balance Sheets; no equity investment dividends were received in any period presented. In the normal course of business, the company may purchase products or services from, or sell products or services to, unconsolidated affiliates. Purchases from unconsolidated affiliates were $11.6 million, $12.9 million and $13.4 million in 2017, 2016 and 2015, respectively, and sales to unconsolidated affiliates were $0.5 million in 2017, $0.2 million in 2016 and zero in 2015. The Consolidated Financial Statements do not include the accounts of the company’s independent franchisees. Snap-on’s Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated.

Fiscal year accounting period: Snap-on’s fiscal year ends on the Saturday that is on or nearest to December 31. The 2017 fiscal year ended on December 30, 2017 (“2017”). The 2016 fiscal year ended on December 31, 2016 (“2016”). The 2015 fiscal year ended on January 2, 2016 (“2015”). The 2017, 2016, and 2015 fiscal years each contained 52 weeks of operating results.

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

Revenue recognition: Snap-on recognizes revenue from the sale of tools and diagnostic and equipment products when contract terms are met, the price is fixed or determinable, collectability is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer. For sales contingent upon customer acceptance, revenue recognition is deferred until such obligations are fulfilled. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and gross profit margin adjusted for known trends. Provisions for customer volume rebates, discounts and allowances are also recorded as a reduction of reported revenues at the time of sale based on historical experience and known trends. Revenue related to extended warranty and subscription agreements is recognized over the terms of the respective agreements.

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

2017 ANNUAL REPORT	73

Notes to Consolidated Financial Statements (continued)

Franchise fee revenue, including nominal, non-refundable initial fees, is recognized upon the granting of a franchise, which is when the company has performed substantially all initial services required by the franchise agreement. Franchise fee revenue also includes ongoing monthly fees (primarily for sales and business training as well as marketing and product promotion programs) that are recognized as the fees are earned. Franchise fee revenue totaled $15.2 million, $13.9 million and $12.7 million in 2017, 2016 and 2015, respectively.

Financial services revenue: Snap-on also generates revenue from various financing programs that include: (i) installment sales and lease contracts arising from franchisees’ customers and Snap-on customers who require financing for the purchase or lease of tools and diagnostic and equipment products on an extended-term payment plan; and (ii) business loans and vehicle leases to franchisees. These financing programs are offered through Snap-on’s wholly owned finance subsidiaries. Financial services revenue consists primarily of interest income on finance and contract receivables and is recognized over the life of the underlying contracts, with interest computed primarily on the average daily balances of the underlying contracts.

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

Research and engineering: Snap-on incurred research and engineering costs of $60.9 million, $53.4 million and $49.3 million in 2017, 2016 and 2015, respectively. Research and engineering costs are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

Internally developed software: Costs incurred in the development of software that will ultimately be sold are capitalized from the time technological feasibility has been attained and capitalization ceases when the related product is ready for general release. During 2017, 2016 and 2015, Snap-on capitalized $11.3 million, $10.8 million and $14.9 million, respectively, of such costs. Amortization of capitalized software development costs, which is included in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings, was $14.7 million in 2017, $13.8 million in 2016 and $14.0 million in 2015. Unamortized capitalized software development costs of $43.6 million as of 2017 year end and $47.4 million as of 2016 year end are included in “Other intangibles – net” on the accompanying Consolidated Balance Sheets.

Internal-use software: Costs that are incurred in creating software solutions and enhancements to those solutions are capitalized only for the application development stage of the project.

Shipping and handling: Amounts billed to customers for shipping and handling are included as a component of sales. Costs incurred by Snap-on for shipping and handling are included as a component of cost of goods sold when the costs relate to manufacturing activities. In 2017, 2016 and 2015, Snap-on incurred shipping and handling charges of $49.7 million, $43.1 million and $39.0 million, respectively, that were recorded in “Cost of goods sold” on the accompanying Consolidated Statements of Earnings. Shipping and handling costs incurred in conjunction with selling or distribution activities are included as a component of operating expenses. Shipping and handling charges were $82.3 million in 2017, $81.2 million in 2016 and $78.5 million in 2015; these charges were recorded in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

74	SNAP-ON INCORPORATED

Advertising and promotion: Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. For 2017, 2016 and 2015, advertising and promotion expenses totaled $55.7 million, $52.6 million and $54.9 million, respectively. Advertising and promotion costs are included in “Operating expenses” on the accompanying Consolidated Statements of Earnings.

Warranties: Snap-on provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. See Note 15 for information on warranties.

Foreign currency: The financial statements of Snap-on’s foreign subsidiaries are translated into U.S. dollars. Assets and liabilities of foreign subsidiaries are translated at current rates of exchange, and income and expense items are translated at the average exchange rates for the period. The resulting translation adjustments are recorded directly into “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets. Foreign exchange transactions, net of foreign currency hedges, resulted in pretax losses of $7.0 million, $1.3 million and $2.7 million in 2017, 2016 and 2015, respectively. Foreign exchange transaction gains and losses are reported in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings.

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

Per share data: Basic earnings per share calculations were computed by dividing net earnings attributable to Snap-on Incorporated by the corresponding weighted-average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options and stock-settled stock appreciation rights (“SARs”) to purchase common shares is calculated using the treasury stock method. As of December 30, 2017, there were 722,715 awards outstanding that were anti-dilutive; as of both December 31, 2016, and January 2, 2016, there were 1,600 awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date. Snap-on had dilutive securities totaling 1,207,285 shares, 1,307,914 shares and 1,016,969 shares, as of the end of 2017, 2016 and 2015, respectively. See Note 13 for further information on equity awards.

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

2017 ANNUAL REPORT	75

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

Cash equivalents: Snap-on considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of 2017 and 2016 year ends.

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

76	SNAP-ON INCORPORATED

Snap-on does not believe that its trade accounts, finance or contract receivables represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. See Note 3 for further information on receivables and allowances for doubtful accounts.

Other accrued liabilities: Supplemental balance sheet information for “Other accrued liabilities” as of 2017 and 2016 year end is as follows:

(Amounts in millions)	2017	2016
Income taxes	$41.6	$21.4
Accrued restructuring	0.6	2.8
Accrued warranty	17.2	16.0
Deferred subscription revenue	38.9	43.0
Accrued property, payroll and other taxes	45.4	36.1
Accrued selling and promotion expense	28.6	24.7
Accrued legal matters	45.9	–
Other	169.9	163.9

Total other accrued liabilities	$388.1	$307.9

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

2017 ANNUAL REPORT	77

Notes to Consolidated Financial Statements (continued)

New accounting standards

The following new accounting pronouncement was adopted in fiscal year 2017:

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. Snap-on early adopted this ASU in the second quarter of 2017 in conjunction with its annual impairment test. The amendments in this ASU are being applied on a prospective basis and the adoption did not have a significant impact on the company’s consolidated financial statements.

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

The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The company will adopt this ASU at the beginning of its 2018 fiscal year, with the changes applied retrospectively. The adoption of this ASU is not expected to have a significant impact on the company’s consolidated income statement.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory. The ASU eliminates the requirement to defer the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The company will adopt this ASU at the beginning of its 2018 fiscal year. The adoption of this ASU will not have a significant impact on the company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which adds and/or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The company will adopt this ASU at the beginning of its 2018 fiscal year. The adoption of the ASU is not expected to have a significant impact to the designations of operating, investing and financing activities on the company’s consolidated statement of cash flows.

78	SNAP-ON INCORPORATED

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

Snap-on commenced its assessment of Topic 606 during the second half of 2014 and developed a comprehensive project plan that included representatives from across the company’s business segments. The project plan included analyzing the standard’s impact on the company’s various revenue streams, comparing its historical accounting policies and practices to the requirements of the new standard, identifying potential differences from applying the requirements of the new standard to its contracts, and providing updates on implementation progress. The company is in the process of implementing appropriate changes to its business processes, systems and controls to support revenue recognition and disclosures under Topic 606.

As of December 30, 2017, and subject to the company’s ongoing evaluation of new transactions and contracts, the company has substantially completed its evaluation of the expected impact of adopting Topic 606 and anticipates that the adoption of this standard will not have a significant impact on the company’s consolidated financial statements. The company believes that the adoption will result in the recognition of an inventory asset related to certain product returns by increasing the returns liability and inventory for the anticipated value of the returns; the corresponding increase in the inventory asset and returns liability is expected to be approximately $24 million at the date of adoption. The adoption is also expected to result in the recognition of an increase in the inventory obsolescence reserve related to the anticipated value on returns of approximately $3 million and a $1 million increase in deferred income tax assets, with a corresponding adjustment to fiscal 2018 beginning retained earnings.

The company will adopt Topic 606 at the beginning of its 2018 fiscal year using the modified retrospective approach.

2017 ANNUAL REPORT	79

Notes to Consolidated Financial Statements (continued)

Note 2: Acquisitions

On July 28, 2017, Snap-on acquired Torque Control Specialists Pty Ltd (“TCS”) for a cash purchase price of $3.6 million (or $3.5 million, net of cash acquired). TCS, based in Adelaide, Australia, distributes a full range of torque products, including wrenches, multipliers and calibrators, for use in critical industries.

In fiscal 2017, the company substantially completed the purchase accounting valuations for the acquired net assets of TCS. The $1.9 million excess of purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Consolidated Balance Sheets. For segment reporting purposes, the results of operations and assets of TCS have been included in the Commercial & Industrial Group since the acquisition date.

On May 4, 2017, Snap-on acquired Norbar Torque Tools Holdings Limited, along with its U.S. and Chinese joint ventures (“Norbar”), for a cash purchase price of $71.6 million (or $69.9 million, net of cash acquired). Norbar, based in Banbury, U.K., designs and manufactures a full range of torque products, including wrenches, multipliers and calibrators for use in critical industries.

In fiscal 2017, the company substantially completed the purchase accounting valuations for the acquired net assets of Norbar, including intangible assets. The $23.7 million excess of purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Consolidated Balance Sheets. For segment reporting purposes, the results of operations and assets of Norbar have been included in the Commercial & Industrial Group since the acquisition date.

On January 30, 2017, Snap-on acquired BTC Global Limited (“BTC”) for a cash purchase price of $9.2 million. BTC, based in Crewe, U.K., designs and implements automotive vehicle inspection and management software for original equipment manufacturer (“OEM”) franchise repair shops.

In fiscal 2017, the company completed the purchase accounting valuations for the acquired net assets of BTC, including intangible assets. The $5.9 million excess of purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Consolidated Balance Sheets. For segment reporting purposes, the results of operations and assets of BTC have been included in the Repair Systems and Information Group since the acquisition date.

On November 16, 2016, Snap-on acquired Ryeson Corporation (d/b/a Sturtevant Richmont) for a cash purchase price of $13.0 million (or $12.6 million, net of cash acquired). Sturtevant Richmont, based in Carol Stream, Illinois, designs, manufactures and distributes mechanical and electronic torque wrenches as well as wireless torque error proofing systems for a variety of industrial applications.

In fiscal 2017, the company completed the purchase accounting valuations for the acquired net assets of Sturtevant Richmont, including intangible assets. The $5.0 million excess of purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Consolidated Balance Sheets. For segment reporting purposes, the results of operations and assets of Sturtevant Richmont have been included in the Commercial & Industrial Group since the acquisition date.

On October 31, 2016, Snap-on acquired Car-O-Liner Holding AB (“Car-O-Liner”) for a cash purchase price of $152.0 million (or $148.1 million, net of cash acquired). Car-O-Liner, based in Gothenburg, Sweden, designs and manufactures collision repair equipment, and information and truck alignment systems.

In fiscal 2017, the company completed the purchase accounting valuations for the acquired net assets of Car-O-Liner, including intangible assets. The $77.3 million excess of purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Consolidated Balance Sheets. For segment reporting purposes, substantially all of Car-O-Liner’s results of operations and assets have been included in the Repair Systems & Information Group since the acquisition date, with the remaining portions included in the Commercial & Industrial Group.

80	SNAP-ON INCORPORATED

The following is a summary of the values of the assets acquired and liabilities assumed of Car-O-Liner, including adjustments recorded as of December 30, 2017, as a result of new information obtained about facts and circumstances that existed as of the October 31, 2016 acquisition date:

(Amounts in millions)	Amounts as of October 31, 2016 (As Adjusted)
Assets acquired:
Cash	$3.9
Trade and other accounts receivable	17.0
Inventories	18.3
Property and equipment	17.5
Goodwill	77.3
Other intangibles:
Customer relationships	27.2
Non-amortized trademarks	27.7
Other assets	5.8

Total assets acquired	194.7

Liabilities assumed:
Accounts payable	9.8
Deferred income tax liabilities	14.8
Accrued expenses	13.8
Pension liabilities	4.3

Total liabilities assumed	42.7

Net assets acquired	$152.0

In fiscal 2017, Snap-on recognized expense of $0.5 million (of which $0.2 million was in “Cost of goods sold” and $0.3 million was in “Operating expenses”) in the accompanying Consolidated Statements of Earnings related to Car-O-Liner that would have been recognized in 2016 if the provisional adjustments identified in the current reporting period had been recognized as of the October 31, 2016 acquisition date.

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

2017 ANNUAL REPORT	81

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

The components of Snap-on’s trade and other accounts receivable as of 2017 and 2016 year end are as follows:

(Amounts in millions)	2017	2016
Trade and other accounts receivable	$690.2	$612.8
Allowances for doubtful accounts	(14.6)	(14.0)

Total trade and other accounts receivable – net	$675.6	$598.8

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

The components of Snap-on’s current finance and contract receivables as of 2017 and 2016 year end are as follows:

(Amounts in millions)	2017	2016
Finance receivables, net of unearned finance charges of $21.0 million and $17.0 million, respectively	$523.1	$488.1
Contract receivables, net of unearned finance charges of $17.6 million and $15.6 million, respectively	98.1	89.3

Total	621.2	577.4

Allowances for doubtful accounts:

Finance receivables	(17.7)	(15.6)
Contract receivables	(1.3)	(1.2)

Total	(19.0)	(16.8)

Total current finance and contract receivables – net	$602.2	$560.6

Finance receivables – net	$505.4	$472.5
Contract receivables – net	96.8	88.1

Total current finance and contract receivables – net	$602.2	$560.6

82	SNAP-ON INCORPORATED

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of 2017 and 2016 year end are as follows:

(Amounts in millions)	2017	2016
Finance receivables, net of unearned finance charges of $16.7 million and $13.0 million, respectively	$1,078.0	$967.5
Contract receivables, net of unearned finance charges of $25.5 million and $21.5 million, respectively	325.9	289.4

Total	1,403.9	1,256.9

Allowances for doubtful accounts:
Finance receivables	(38.8)	(33.0)
Contract receivables	(3.3)	(2.7)

Total	(42.1)	(35.7)

Total long-term finance and contract receivables – net	$1,361.8	$1,221.2

Finance receivables – net	$1,039.2	$934.5
Contract receivables – net	322.6	286.7

Total long-term finance and contract receivables – net	$1,361.8	$1,221.2

Long-term finance and contract receivables installments, net of unearned finance charges, as of 2017 and 2016 year end are scheduled as follows:

	2017		2016
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Due in Months:
13 – 24	$415.1	$77.6	$380.9	$69.5
25 – 36	333.3	67.6	296.9	60.2
37 – 48	225.5	56.5	196.8	49.7
49 – 60	104.1	42.8	92.9	37.7
Thereafter	–	81.4	–	72.3

Total	$1,078.0	$325.9	$967.5	$289.4

Delinquency is the primary indicator of credit quality for finance and contract receivables. The entire receivable balance of a contract is considered delinquent when contractual payments become 30 days past due. Depending on the contract, payments for finance and contract receivables are due on a monthly or weekly basis. Weekly payments are converted into a monthly equivalent for purposes of calculating delinquency. Delinquencies are assessed at the end of each month following the monthly equivalent due date. Removal from delinquent status occurs when the cumulative number of monthly payments due has been received by the company.

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

2017 ANNUAL REPORT	83

Notes to Consolidated Financial Statements (continued)

The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the applicable agreement. Impaired finance and contract receivables are covered by the company’s respective allowances for doubtful accounts and are charged-off against the allowances when appropriate. As of 2017 and 2016 year end, there were $28.0 million and $24.9 million, respectively, of impaired finance receivables, and there were $2.3 million and $2.0 million, respectively, of impaired contract receivables.

It is the general practice of Snap-on’s financial services business to not engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain impaired receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of 2017 and 2016 year end were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

The aging of finance and contract receivables as of 2017 and 2016 year end is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
2017 year end:
Finance receivables	$19.3	$13.9	$20.1	$53.3	$1,547.8	$1,601.1	$15.4
Contract receivables	1.2	0.6	1.9	3.7	420.3	424.0	0.6

2016 year end:
Finance receivables	$15.1	$9.8	$17.0	$41.9	$1,413.7	$1,455.6	$13.2
Contract receivables	1.4	0.9	1.4	3.7	375.0	378.7	0.5

The amount of performing and nonperforming finance and contract receivables based on payment activity as of 2017 and 2016 year end is as follows:

	2017		2016
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$1,573.1	$421.7	$1,430.7	$376.7
Nonperforming	28.0	2.3	24.9	2.0

Total	$1,601.1	$424.0	$1,455.6	$378.7

The amount of finance and contract receivables on nonaccrual status as of 2017 and 2016 year end is as follows:

(Amounts in millions)	2017	2016
Finance receivables	$12.6	$11.7
Contract receivables	1.7	1.5

84	SNAP-ON INCORPORATED

The following is a rollforward of the allowances for doubtful accounts for finance and contract receivables for 2017 and 2016:

	2017		2016
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of year	$48.6	$3.9	$38.2	$4.4
Provision	54.6	2.7	44.0	1.0
Charge-offs	(53.3)	(2.5)	(39.8)	(1.8)
Recoveries	6.6	0.4	6.2	0.4
Currency translation	–	0.1	–	(0.1)

End of year	$56.5	$4.6	$48.6	$3.9

The following is a rollforward of the combined allowances for doubtful accounts related to trade and other accounts receivable, as well as finance and contract receivables, for 2017, 2016 and 2015:

(Amounts in millions)	Balance at Beginning of Year	Expenses	Deductions (1)	Balance at End of Year
Allowances for doubtful accounts:
2017	$66.5	$65.1	$(55.9)	$75.7
2016	59.3	51.5	(44.3)	66.5
2015	52.4	45.1	(38.2)	59.3

(1)	Represents write-offs of bad debts, net of recoveries, and the net impact of currency translation.

Note 4: Inventories

Inventories by major classification as of 2017 and 2016 year end are as follows:

(Amounts in millions)	2017	2016
Finished goods	$541.9	$467.4
Work in progress	49.3	42.7
Raw materials	122.7	93.6

Total FIFO value	713.9	603.7
Excess of current cost over LIFO cost	(75.1)	(73.2)

Total inventories – net	$638.8	$530.5

Inventories accounted for using the FIFO method approximated 61% and 59% of total inventories as of 2017 and 2016 year end, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of 2017 year end, approximately 33% of the company’s U.S. inventory was accounted for using the FIFO method and 67% was accounted for using the LIFO method. There were no LIFO inventory liquidations in 2017, 2016 or 2015.

2017 ANNUAL REPORT	85

Notes to Consolidated Financial Statements (continued)

Note 5: Property and Equipment

Property and equipment (which are carried at cost) as of 2017 and 2016 year end are as follows:

(Amounts in millions)	2017	2016
Land	$24.5	$19.1
Buildings and improvements	357.4	309.4
Machinery, equipment and computer software	889.2	809.6

Property and equipment – gross	1,271.1	1,138.1
Accumulated depreciation and amortization	(786.7)	(712.9)

Property and equipment – net	$484.4	$425.2

The estimated service lives of property and equipment are principally as follows:

Buildings and improvements	3 to 50 years
Machinery, equipment and computer software	2 to 15 years

The cost and accumulated depreciation of property and equipment under capital leases as of 2017 and 2016 year end are as follows:

(Amounts in millions)	2017	2016
Buildings and improvements	$21.4	$20.5
Accumulated depreciation	(14.0)	(12.3)

Net book value	$7.4	$8.2

Depreciation expense was $65.6 million, $61.4 million and $57.8 million in 2017, 2016 and 2015, respectively.

Note 6: Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for 2017 and 2016 are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of 2015 year end	$253.1	$12.5	$524.5	$790.1
Currency translation	(16.4)	–	(9.5)	(25.9)
Acquisitions	5.7	–	125.6	131.3

Balance as of 2016 year end	$242.4	$12.5	$640.6	$895.5
Currency translation	30.3	–	15.8	46.1
Acquisitions	25.7	–	(43.2)	(17.5)

Balance as of 2017 year end	$298.4	$12.5	$613.2	$924.1

Goodwill of $924.1 million as of 2017 year end includes the following from 2017 acquisitions: (i) $23.7 million, on a preliminary basis, from the acquisition of Norbar, (ii) $5.9 million from the acquisition of BTC, and (iii) $1.9 million, on a preliminary basis, from the acquisition of TCS. As of 2017 year end goodwill also includes, from 2016 acquisitions: (i) $77.3 million from the acquisition of Car-O-Liner, and (ii) $5.0 million from the acquisition of Sturtevant Richmont.

86	SNAP-ON INCORPORATED

During 2017, the purchase accounting valuations for the acquired net assets, including intangible assets, of Car-O-Liner were completed, resulting in a reduction of goodwill of $50.8 million from 2016 year end, with a $49.1 million reduction in the Repair Systems & Information Group and $1.7 million in the Commercial & Industrial Group. Additionally, purchase accounting for Sturtevant Richmont was also completed in 2017, resulting in a $1.8 million increase in goodwill from 2016 year end.

The goodwill from the Car-O-Liner acquisition is distributed as follows: $76.5 million in the Repair Systems & Information Group and $0.8 million in the Commercial & Industrial Group. The goodwill from Norbar, TCS and Sturtevant Richmont is included in the Commercial & Industrial Group and the goodwill from the BTC acquisition is included in the Repair Systems & Information Group. See Note 2 for additional information on acquisitions.

As the purchase accounting for deferred taxes for the acquired net assets of Norbar and TCS were not complete as of 2017 year end, the allocation of the respective purchase prices and resulting goodwill has been prepared on a preliminary basis and changes to the allocations will occur as the deferred taxes are determined. The company is expected to complete the purchase accounting within one year of their respective acquisition dates.

Additional disclosures related to other intangible assets as of 2017 and 2016 year end are as follows:

	2017		2016
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$175.2	$(98.2)	$142.6	$(86.0)
Developed technology	18.9	(18.4)	17.7	(17.7)
Internally developed software	177.0	(133.4)	165.7	(118.3)
Patents	34.1	(22.7)	31.9	(21.5)
Trademarks	3.0	(2.0)	2.8	(1.8)
Other	7.7	(2.7)	7.2	(2.2)

Total	415.9	(277.4)	367.9	(247.5)
Non-amortized trademarks	115.2	–	64.2	–

Total other intangible assets	$531.1	$(277.4)	$432.1	$(247.5)

The gross carrying value of customer relationships as of 2017 year end includes $28.8 million related to the Car-O-Liner acquisition, $1.2 million related to the BTC acquisition and $1.1 million related to the Norbar acquisition. The gross carrying value of non-amortized trademarks as of 2017 year end includes $29.8 million related to the Car-O-Liner acquisition, $2.1 million related to the BTC acquisition and $16.9 million related to the Norbar acquisition.

Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of 2017 year end, the company had no accumulated impairment losses.

The weighted-average amortization periods related to other intangible assets are as follows:

In Years
Customer relationships	15
Developed technology	3
Internally developed software	4
Patents	8
Trademarks	6
Other	39

2017 ANNUAL REPORT	87

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

The aggregate amortization expense was $27.6 million in 2017, $24.2 million in 2016 and $24.7 million in 2015. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $25.4 million in 2018, $21.8 million in 2019, $16.8 million in 2020, $14.4 million in 2021, and $13.4 million in 2022.

Note 7: Exit and Disposal Activities

In 2017, Snap-on did not record any costs for exit and disposal activities. In 2016, the company’s Repair Systems & Information Group recorded $0.9 million of severance costs for exit and disposal activities, all of which qualified for accrual treatment; no costs for exit and disposal activities were recorded in 2015. The exit and disposal accrual of $0.6 million as of 2017 year end is expected to be fully utilized in 2018. Snap-on anticipates funding the remaining cash requirements of its exit and disposal activities with available cash on hand, cash flows from operations and borrowings under the company’s existing credit facilities. The estimated costs for the exit and disposal activities were based on management’s best business judgment under prevailing circumstances.

Note 8: Income Taxes

The source of earnings before income taxes and equity earnings consisted of the following:

(Amounts in millions)	2017	2016	2015
United States	$645.5	$644.0	$578.4
Foreign	176.4	157.4	132.1

Total	$821.9	$801.4	$710.5

The provision (benefit) for income taxes consisted of the following:

(Amounts in millions)	2017	2016	2015
Current:
Federal	$166.9	$175.9	$165.8
Foreign	41.1	39.9	40.8
State	30.6	27.2	19.7

Total current	238.6	243.0	226.3

Deferred:
Federal	8.7	6.3	(8.7)
Foreign	2.9	(6.7)	3.9
State	0.7	1.7	(0.3)

Total deferred	12.3	1.3	(5.1)

Total income tax provision	$250.9	$244.3	$221.2

88	SNAP-ON INCORPORATED

The following is a reconciliation of the statutory federal income tax rate to Snap-on’s effective tax rate:

	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal benefit	2.4	2.4	2.3
Noncontrolling interests	(0.6)	(0.6)	(0.6)
Repatriation of foreign earnings	(1.2)	(0.1)	(3.0)
Change in valuation allowance for deferred tax assets	0.1	(1.0)	0.1
Adjustments to tax accruals and reserves	(0.3)	0.3	0.8
Foreign rate differences	(2.4)	(2.1)	(1.9)
Domestic production activities deduction	(2.1)	(1.9)	(1.9)
Excess tax benefits related to equity compensation	(1.4)	(1.8)	–
U.S. tax reform, net impact	0.9	–	–
Other	0.1	0.3	0.3

Effective tax rate	30.5%	30.5%	31.1%

Snap-on’s effective income tax rate on earnings attributable to Snap-on Incorporated was 31.1% in 2017, 31.0% in 2016, and 31.7% in 2015. The effective tax rate for 2017 included the one-time net tax costs associated with the newly enacted “H.R.1”, formerly known as the Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law in the fourth quarter of 2017, as well as tax benefits associated with certain legal matters. The effective tax rate for 2016 included tax benefits from the reversal of deferred tax asset valuation allowances that are now expected to be realized in future years, as well as tax benefits associated with the January 3, 2016 adoption of ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting; these tax benefits were partially offset by tax contingency reserves established for certain non-U.S. tax audits.

On December 22, 2017, the U.S. government passed the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the future U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries; and (iii) bonus depreciation that will allow for full expensing of qualified property.

The Tax Act also established new tax laws that will affect 2018, including, but not limited to: (i) the reduction of the U.S. federal corporate tax rate discussed above; (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (iii) a new provision designed to tax global intangible low-taxed income (“GILTI”); (iv) the repeal of the domestic production activity deductions; (v) limitations on the deductibility of certain executive compensation; (vi) limitations on the use of foreign tax credits to reduce the U.S. income tax liability; and (vii) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income (“FDII”).

The Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the related accounting under ASC 740, Accounting for Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for a certain income tax effect of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

2017 ANNUAL REPORT	89

Notes to Consolidated Financial Statements (continued)

The company’s accounting for certain elements of the Tax Act is incomplete. However, the company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items. In connection with its initial analysis of the impact of the Tax Act, the company has recorded a provisional discrete net tax expense of $7.0 million in the period ended December 30, 2017. This provisional estimate consists of a net expense of $13.7 million for the one-time transition tax and a net benefit of $6.7 million related to revaluation of deferred tax assets and liabilities, caused by the new lower corporate tax rate. To determine the transition tax, the company must determine the amount of post-1986 accumulated earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. While the company was able to make a reasonable estimate of the transition tax, it is continuing to gather additional information to more precisely compute the final amount. Likewise, while the company was able to make a reasonable estimate of the impact of the reduction to the corporate tax rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences. Due to the complexity of the new GILTI tax rules, the company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under GAAP, the company is allowed to make an accounting policy choice to either: (1) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”); or (2) factor in such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The company’s selection of an accounting policy with respect to the new GILTI tax rules is dependent on additional analysis and potential future modifications to existing structure, which are not currently known. Accordingly, the company has not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI. The company will continue to analyze the full effects of the Tax Act on its financial statements. The impact of the Tax Act may differ from the current estimate, possibly materially, due to changes in interpretations and assumptions the company has made, future guidance that may be issued and actions the company may take as a result of the law.

Temporary differences that give rise to the net deferred income tax asset (liability) as of 2017, 2016 and 2015 year end are as follows:

(Amounts in millions)	2017	2016	2015
Long-term deferred income tax assets (liabilities):
Inventories	$ 28.8	$ 33.3	$ 29.4
Accruals not currently deductible	61.7	77.7	71.1
Tax credit carryforward	2.1	15.1	10.2
Employee benefits	56.8	108.1	101.2
Net operating losses	44.0	42.8	44.4
Depreciation and amortization	(161.3)	(209.8)	(199.3)
Valuation allowance	(25.2)	(21.7)	(32.0)
Equity-based compensation	17.1	24.3	22.7
Cash flow hedge	(0.3)	(5.5)	–
Other	(0.1)	(4.6)	(1.6)

Net deferred income tax asset	$ 23.6	$ 59.7	$ 46.1

As of 2017 year end, Snap-on had tax net operating loss carryforwards totaling $240.3 million as follows:

(Amounts in millions)	State	Federal	Foreign	Total
Year of expiration:
2018-2022	$ 0.1	$ –	$ 45.8	$ 45.9
2023-2027	0.2	–	8.0	8.2
2028-2032	107.1	–	38.1	145.2
2033-2037	–	–	–	–
Indefinite	–	–	41.0	41.0

Total net operating loss carryforwards	$ 107.4	$ –	$ 132.9	$ 240.3

90	SNAP-ON INCORPORATED

A valuation allowance totaling $25.2 million, $21.7 million and $32.0 million as of 2017, 2016 and 2015 year end, respectively, has been established for deferred income tax assets primarily related to certain subsidiary loss carryforwards that may not be realized. For the year ended December 31, 2016, the net valuation allowance decreased by $10.3 million primarily due to a non-U.S. subsidiary having, in part, attained three years of cumulative pretax income and, as a result, management concluded there is sufficient positive evidence that it is more-likely-than-not that additional deferred taxes are realizable. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period fluctuate.

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2017, 2016 and 2015:

(Amounts in millions)	2017	2016	2015
Unrecognized tax benefits at beginning of year	$ 9.4	$ 7.2	$ 6.4
Gross increases – tax positions in prior periods	1.4	2.5	1.7
Gross decreases – tax positions in prior periods	–	(0.3)	(0.5)
Gross increases – tax positions in the current period	1.0	0.5	0.5
Settlements with taxing authorities	(3.6)	–	–
Lapsing of statutes of limitations	(0.5)	(0.5)	(0.9)

Unrecognized tax benefits at end of year	$ 7.7	$ 9.4	$ 7.2

The unrecognized tax benefits of $7.7 million, $9.4 million and $7.2 million as of 2017, 2016 and 2015 year end, respectively, would impact the effective income tax rate if recognized. As of December 30, 2017, unrecognized tax benefits of $1.8 million, $2.4 million and $3.5 million were included in “Deferred income tax assets,” “Other accrued liabilities” and “Other long-term liabilities,” respectively, on the accompanying Consolidated Balance Sheet. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of 2017, 2016 and 2015 year end, the company had provided for $0.6 million, $0.9 million and $0.5 million, respectively, of accrued interest and penalties related to unrecognized tax benefits. During 2017, the company decreased the reserve attributable to interest and penalties associated with unrecognized tax benefits by a net $0.3 million. As of December 30, 2017, $0.1 million and $0.5 million of accrued interest and penalties were included in “Other accrued liabilities” and “Other long-term liabilities,” respectively, on the accompanying Consolidated Balance Sheet.

Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease by a range of zero to $3.2 million. Over the next 12 months, Snap-on anticipates taking certain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase by a range of zero to $1.3 million over the next 12 months for uncertain tax positions expected to be taken in future tax filings.

With few exceptions, Snap-on is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years prior to 2012, and Snap-on is no longer subject to non-U.S. income tax examinations by tax authorities for years prior to 2012.

The undistributed earnings of all non-U.S. subsidiaries totaled $876.7 million, $800.6 million and $624.1 million as of 2017, 2016 and 2015 year end, respectively. As a result of the Tax Act, the company is currently analyzing its global working capital and cash requirements and the potential tax liabilities attributable to any future repatriation, but the company has yet to determine whether it plans to change its prior assertion and repatriate earnings. Accordingly, the company has not recorded any deferred taxes attributable to its investments in foreign subsidiaries. The company will record the tax effects of any change in its prior assertion in the period that it has completed the analysis and is able to make a reasonable estimate, and disclose any unrecognized deferred tax liability for temporary differences related to its foreign investments, if practicable.

2017 ANNUAL REPORT	91

Notes to Consolidated Financial Statements (continued)

Note 9: Short-term and Long-term Debt

Short-term and long-term debt as of 2017 and 2016 year end consisted of the following:

(Amounts in millions)	2017	2016
5.50% unsecured notes due 2017	$–	$150.0
4.25% unsecured notes due 2018	250.0	250.0
6.70% unsecured notes due 2019	200.0	200.0
6.125% unsecured notes due 2021	250.0	250.0
3.25% unsecured notes due 2027	300.0	–
Other debt*	186.8	160.2

	1,186.8	1,010.2
Less: notes payable and current maturities of long-term debt:
Current maturities of long-term debt	$(250.0)	$(150.0)
Commercial paper borrowings	(151.0)	(130.0)
Other notes	(32.2)	(21.4)

	(433.2)	(301.4)

Total long-term debt	$753.6	$708.8

* Includes fair value adjustments related to interest rate swaps.

The annual maturities of Snap-on’s long-term debt and notes payable over the next five years are $433.2 million in 2018, (including $250 million of unsecured 4.25% notes due January 16, 2018 (the “2018 Notes”), that were repaid upon maturity), $200 million in 2019, no maturities in 2020, $250 million in 2021, and no maturities in 2022. See Note 20 regarding the January 2018 repayment of the 2018 Notes.

Average notes payable outstanding, including commercial paper borrowings, were $126.8 million and $49.3 million in 2017 and 2016, respectively. The weighted-average interest rate of 2.45% in 2017 decreased from 7.09% last year. This reflects the impact of the higher commercial paper borrowings which generally have lower interest rates than other notes payable outstanding. Average commercial paper borrowings were $103.3 million and $26.6 million in 2017 and 2016, respectively, and the weighted-average interest rate of 1.14% in 2017 increased from 0.73% last year. At 2017 year end, the weighted-average interest rate on outstanding notes payable of 2.34% compared with 2.85% at 2016 year end. The 2017 year-end rate benefited from lower interest rates on international borrowings. The 2016 year-end rate benefited from lower interest rates on commercial paper borrowings.

On February 15, 2017, Snap-on sold, at a discount, $300 million of unsecured 3.25% long-term notes that mature on March 1, 2027 (the”2027 Notes”). Interest on the 2027 Notes accrues at a rate of 3.25% per year and is payable semi-annually beginning September 1, 2017. Snap-on used the $297.8 million of net proceeds from the sale of the 2027 Notes, reflecting $1.9 million of transaction costs, to repay a portion of its then-outstanding commercial paper borrowings and the remainder is being used for general corporate purposes, which may include working capital, capital expenditures and possible acquisitions.

92	SNAP-ON INCORPORATED

Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of December 30, 2017. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of 2017 year end, the company’s actual ratios of 0.26 and 1.16, respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.

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

2017 ANNUAL REPORT	93

Notes to Consolidated Financial Statements (continued)

As of 2017 year end, Snap-on had $53.8 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $64.9 million in euros, $15.4 million in Swedish kronor, $13.1 million in Hong Kong dollars, $11.3 million in Singapore dollars, $6.8 million in South Korean won, $5.7 million in Norwegian kroner, and $8.0 million in other currencies, and sell contracts comprised of $29.7 million in British pounds, $13.8 million in Canadian dollars, $11.8 million in Australian dollars, $6.0 million in Indian rupees, $3.4 million in Thai baht, and $6.7 million in other currencies. As of 2016 year end, Snap-on had $144.4 million of net foreign currency forward buy contracts outstanding comprised of buy contracts including $55.0 million in euros, $53.6 million in British pounds, $47.0 million in Swedish kronor, $9.0 million in Hong Kong dollars, $7.0 million in South Korean won, $5.5 million in Singapore dollars, $4.9 million in Mexican pesos, $4.6 million in Norwegian kroner, and $6.4 million in other currencies, and sell contracts comprised of $16.6 million in Japanese yen, $11.8 million in Canadian dollars, $4.4 million in Australian dollars, $4.0 million in Brazilian real, and $11.8 million in other currencies.

Interest rate risk management: Snap-on aims to control funding costs by managing the exposure created by the differing maturities and interest rate structures of Snap-on’s borrowings through the use of interest rate swap agreements (“interest rate swaps”) and treasury lock agreements (“treasury locks”).

Interest rate swaps: Snap-on enters into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Consolidated Statements of Earnings. The effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100 million as of both 2017 and 2016 year end.

Treasury locks: Snap-on entered into a $300 million treasury lock in November 2017 to manage the potential change in interest rates in anticipation of the possible issuance of fixed rate debt; the treasury lock expires on February 28, 2018. Treasury locks are accounted for as cash flow hedges. The effective differentials to be paid or received on treasury locks related to the anticipated issuance of fixed rate debt are initially recorded in Accumulated OCI. As of 2017 year end, an unrecognized gain of $0.8 million has been recorded in Accumulated OCI on the accompanying Consolidated Balance Sheet. Upon the issuance of debt, the related amount in Accumulated OCI will be released over the term of the debt and recognized as an adjustment to interest expense on the consolidated statements of earnings.

The notional amount of treasury locks outstanding and designated as cash flow hedges was $300 million as of December 30, 2017, and $250 million as of December 31, 2016. In fiscal 2017, Snap-on settled the $250 million treasury lock in conjunction with the February 2017 issuance of the 2027 Notes. The $14.9 million gain on the settlement of the treasury lock was recorded in Accumulated OCI and is being amortized over the term of the 2027 Notes and recognized as an adjustment to interest expense on the consolidated statement of earnings. There were no treasury locks settled in 2016 or 2015.

Stock-based deferred compensation risk management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of 2017 and 2016 year end, Snap-on had equity forwards in place intended to manage market risk with respect to 102,300 shares and 104,400 shares, respectively, of Snap-on common stock associated with its deferred compensation plans.

94	SNAP-ON INCORPORATED

Fair value measurements: Snap-on has derivative assets and liabilities related to interest rate swaps, treasury locks, foreign currency forwards and equity forwards that are measured at Level 2 fair value on a recurring basis. The fair values of derivative instruments included within the accompanying Consolidated Balance Sheets as of 2017 and 2016 year end are as follows:

		2017		2016
(Amounts in millions)	Balance Sheet Presentation	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$7.3	$–	$9.8	$–

Treasury locks	Other assets	1.4	–	14.3	–

		8.7	–	24.1	–

Derivatives not designated as hedging instruments:
Foreign currency forwards	Prepaid expenses and other assets	$4.1	$–	$4.4	$–
Foreign currency forwards	Other accrued liabilities	–	6.5	–	13.5

Equity forwards	Prepaid expenses and other assets	17.8	–	17.9	–

		21.9	6.5	22.3	13.5

Total derivative instruments		$30.6	$6.5	$46.4	$13.5

As of 2017 and 2016 year end, the fair value adjustment to long-term debt related to the interest rate swaps was $7.3 million and $9.8 million, respectively.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. Level 2 fair value measurements for derivative assets and liabilities are measured using quoted prices in active markets for similar assets and liabilities. Interest rate swaps are valued based on the six-month LIBOR swap rate for similar instruments. Treasury locks are valued based on the 10-year U.S. treasury interest rate. Foreign currency forwards are valued based on exchange rates quoted by domestic and foreign banks for similar instruments. Equity forwards are valued using a market approach based primarily on the company’s stock price at the reporting date. The company did not have any derivative assets or liabilities measured at Level 1 or Level 3, nor did it implement any changes in its valuation techniques as of and for its 2017 and 2016 years ended.

The effect of derivative instruments designated as fair value hedges as included in the Consolidated Statements of Earnings is as follows:

	Statement of Earnings Presentation	Effective Portion of Gain Recognized in Income
(Amounts in millions)		2017	2016	2015
Derivatives designated as fair value hedges:
Interest rate swaps	Interest expense	$2.8	$2.9	$3.7

2017 ANNUAL REPORT	95

Notes to Consolidated Financial Statements (continued)

The effect of derivative instruments designated as cash flow hedges as included in Accumulated OCI on the Consolidated Balance Sheets and the Consolidated Statements of Earnings is as follows:

(Amounts in millions)	Effective Portion of Gain Recognized in Accumulated OCI			Statement of Earnings Presentation	Effective Portion of Gain Reclassified from Accumulated OCI into Income
	2017	2016	2015		2017	2016	2015
Derivatives designated as cash flow hedges:
Treasury locks	$6.9	$8.8	$–	Interest expense	$1.6	$0.3	$0.3

The effects of derivative instruments not designated as hedging instruments as included in the Consolidated Statements of Earnings are as follows:

	Statement of Earnings Presentation	Gain (Loss) Recognized in Income
(Amounts in millions)		2017	2016	2015
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other income (expense) – net	$(25.8)	$(7.4)	$(15.5)
Equity forwards	Operating expenses	0.9	0.8	4.7

Snap-on’s foreign currency forwards are typically not designated as hedges for financial reporting purposes. The fair value changes of foreign currency forwards not designated as hedging instruments are reported in earnings as foreign exchange gain or loss in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. In 2017, the $25.8 million derivative loss was partially offset by transaction gains on net exposures of $18.8 million, resulting in a net foreign exchange loss of $7.0 million. In 2016, the $7.4 million derivative loss was partially offset by transaction gains on net exposures of $6.1 million, resulting in a net foreign exchange loss of $1.3 million. In 2015, the $15.5 million derivative loss was partially offset by transaction gains on net exposures of $12.8 million, resulting in a net foreign exchange loss of $2.7 million. The resulting net foreign exchange losses are included in “Other income (expense) – net” on the accompanying Consolidated Statements of Earnings. See Note 16 for additional information on “Other income (expense) – net.”

Snap-on’s equity forwards are not designated as hedges for financial reporting purposes. Fair value changes of both the equity forwards and related stock-based (mark-to-market) deferred compensation liabilities are reported in “Operating expenses” on the accompanying Consolidated Statements of Earnings. The $0.9 million derivative gain recognized in 2017 was primarily offset by $0.8 million of mark-to-market deferred compensation expense. The $0.8 million derivative gain recognized in 2016 was partially offset by $0.3 million of mark-to-market deferred compensation expense. The $4.7 million derivative gain recognized in 2015 was largely offset by $4.6 million of mark-to-market deferred compensation expense.

As of 2017 year end, the maximum maturity date of any fair value hedge was four years. During the next 12 months, Snap-on expects to reclassify into earnings net gains from Accumulated OCI of approximately $1.0 million after tax at the time the underlying hedge transactions are realized.

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

96	SNAP-ON INCORPORATED

Fair value of financial instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements as of 2017 and 2016 year end are as follows:

	2017		2016
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,544.6	$1,791.5	$1,407.0	$1,631.2
Contract receivables – net	419.4	459.1	374.8	409.7
Long-term debt, notes payable and current maturities of long-term debt	1,186.8	1,235.6	1,010.2	1,076.7

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

•

Fair value of long-term debt and current maturities of long-term debt were estimated, using Level 2 fair value measurements, based on quoted market values of Snap-on’s publicly traded senior debt. The carrying value of long-term debt includes adjustments related to fair value hedges. The fair value of notes payable approximates such instruments’ carrying value due to their short-term nature.

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

The status of Snap-on’s pension plans as of 2017 and 2016 year end is as follows:

(Amounts in millions)	2017	2016
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,361.4	$1,279.4
Service cost	22.7	19.3
Interest cost	56.1	56.5
Plan participant contributions	0.6	1.0
Plan settlements	(0.3)	–
Benefits paid	(66.6)	(63.2)
Actuarial loss	69.5	94.7
Foreign currency impact	24.2	(26.3)

Benefit obligation at end of year	$1,467.6	$1,361.4

2017 ANNUAL REPORT	97

Notes to Consolidated Financial Statements (continued)

(Amounts in millions)	2017	2016
Change in plan assets:
Fair value of plan assets at beginning of year	$1,110.8	$1,049.2
Actual return on plan assets	175.7	73.5
Employer contributions	69.6	68.7
Plan participant contributions	0.6	1.0
Plan settlements	(0.3)	–
Benefits paid	(66.6)	(63.2)
Foreign currency impact	15.2	(18.4)
Fair value of plan assets at end of year	$1,305.0	$1,110.8

Unfunded status at end of year	$(162.6)	$(250.6)

Amounts recognized in the Consolidated Balance Sheets as of 2017 and 2016 year end are as follows:

(Amounts in millions)	2017	2016
Other assets	$1.5	$0.6
Accrued benefits	(5.2)	(4.7)
Pension liabilities	(158.9)	(246.5)

Net liability	$(162.6)	$(250.6)

Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2017 and 2016 year end are as follows:

(Amounts in millions)	2017	2016
Net loss, net of tax of $146.4 million and $160.6 million, respectively	$(266.7)	$(297.0)
Prior service credit, net of tax of $0.9 million and $1.3 million, respectively	1.5	2.2

	$(265.2)	$(294.8)

The accumulated benefit obligation for Snap-on’s pension plans as of 2017 and 2016 year end was $1,385.0 million and $1,283.1 million, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for Snap-on’s pension plans in which the accumulated benefit obligation exceeds the fair value of plan assets as of 2017 and 2016 year end are as follows:

(Amounts in millions)	2017	2016
Projected benefit obligation	$398.7	$1,312.1
Accumulated benefit obligation	378.1	1,238.7
Fair value of plan assets	275.6	1,061.0

98	SNAP-ON INCORPORATED

The components of net periodic benefit cost and changes recognized in “Other comprehensive income (loss)” (“OCI”) are as follows:

(Amounts in millions)	2017	2016	2015
Net periodic benefit cost:
Service cost	$22.7	$19.3	$20.0
Interest cost	56.1	56.5	53.2
Expected return on plan assets	(83.4)	(81.0)	(79.0)
Amortization of unrecognized loss	27.9	31.3	38.6
Amortization of prior service credit	(1.1)	(1.1)	(0.9)
Settlement loss	0.1	–	–

Net periodic benefit cost	$22.3	$25.0	$31.9

Changes in benefit obligations recognized in OCI, net of tax:
Net (gain) loss	$(30.3)	$43.3	$6.3
Prior service cost	0.7	0.6	0.7

Total recognized in OCI	$(29.6)	$43.9	$7.0

Amounts in Accumulated OCI that are expected to be amortized as net expense into net periodic benefit cost during 2018 are as follows:

(Amounts in millions)	Amount
Amortization of unrecognized loss	$32.0
Amortization of prior service credit	(1.2)

Total to be recognized in net periodic benefit cost	$30.8

The worldwide weighted-average assumptions used to determine Snap-on’s full-year pension costs are as follows:

	2017	2016	2015
Discount rate	4.2%	4.5%	4.1%
Expected return on plan assets	7.2%	7.4%	7.4%
Rate of compensation increase	3.4%	3.6%	3.6%

The worldwide weighted-average assumptions used to determine Snap-on’s projected benefit obligation as of 2017 and 2016 year end are as follows:

	2017	2016
Discount rate	3.7%	4.2%
Rate of compensation increase	3.4%	3.4%

The objective of Snap-on’s discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the company takes into account the timing and amount of benefits that would be available under the plans. The domestic discount rate as of 2017 and 2016 year end was selected based on a cash flow matching methodology developed by the company’s outside actuaries and which incorporates a review of current economic conditions. This methodology matches the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. This technique calculates bond portfolios that produce adequate cash flows to pay the plans’ projected yearly benefits and then selects the portfolio with the highest yield and uses that yield as the recommended discount rate.

2017 ANNUAL REPORT	99

Notes to Consolidated Financial Statements (continued)

The weighted-average discount rate for Snap-on’s domestic pension plans of 3.9% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s domestic discount rate assumption by 50 basis points (100 basis points (“bps”) equals 1.0 percent) would have increased Snap-on’s 2017 domestic pension expense and projected benefit obligation by approximately $4.3 million and $71.3 million, respectively. As of 2017 year end, Snap-on’s domestic projected benefit obligation comprised approximately 83% of Snap-on’s worldwide projected benefit obligation. The weighted-average discount rate for Snap-on’s foreign pension plans of 2.7% represents the single rate that produces the same present value of cash flows as the estimated benefit plan payments. Lowering Snap-on’s foreign discount rate assumption by 50 bps would have increased Snap-on’s 2017 foreign pension expense and projected benefit obligation by approximately $1.8 million and $24.4 million, respectively.

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

As a practical expedient, Snap-on uses the calendar year end as the measurement date for its plans. Snap-on funds its pension plans as required by governmental regulation and may consider discretionary contributions as conditions warrant. Snap-on intends to make contributions of $9.7 million to its foreign pension plans and $2.4 million to its domestic pension plans in 2018, as required by law. Depending on market and other conditions, Snap-on may make discretionary cash contributions to its pension plans in 2018.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2018	$73.6
2019	75.2
2020	78.9
2021	81.5
2022	91.4
2023-2027	462.3

Snap-on’s domestic pension plans have a long-term investment horizon and a total return strategy that emphasizes a capital growth objective. The long-term investment performance objective for Snap-on’s domestic plans’ assets is to achieve net of expense returns that meet or exceed the 7.45% domestic long-term return on plan assets assumption used for reporting purposes. Snap-on uses a three-year, market-related value asset method of amortizing the difference between actual and expected returns on its domestic plans’ assets. As of 2017 year end, Snap-on’s domestic pension plans’ assets comprised approximately 86% of the company’s worldwide pension plan assets.

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

100	SNAP-ON INCORPORATED

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

Snap-on’s domestic pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2017 and 2016 year end are as follows:

	Target	2017	2016
Asset category:
Equity securities	51%	51%	51%
Debt securities and cash and cash equivalents	37%	38%	39%
Real estate and other real assets	2%	1%	1%
Hedge funds	10%	10%	9%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$1,122.7	$957.1

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

2017 ANNUAL REPORT	101

Notes to Consolidated Financial Statements (continued)

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s domestic pension plans’ assets as of 2017 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$20.6	$–	$–	$20.6
Equity securities:
Domestic	73.4	–	–	73.4
Foreign	100.1	–	–	100.1
Commingled funds – domestic	–	–	225.0	225.0
Commingled funds – foreign	–	–	148.8	148.8
Private equity partnerships	–	–	27.5	27.5
Debt securities:
Government	152.8	2.2	–	155.0
Corporate bonds	–	253.0	–	253.0
Real estate and other real assets	–	–	13.2	13.2
Hedge funds	–	–	106.1	106.1

Total	$346.9	$255.2	$520.6	$1,122.7

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

102	SNAP-ON INCORPORATED

The expected long-term rates of return on foreign plans’ assets, which ranged from 1.9% to 6.1% as of 2017 year end, reflect management’s expectations of long-term average rates of return on funds invested to provide benefits included in the plans’ projected benefit obligation. The expected returns are based on outlooks for inflation, fixed income returns and equity returns, asset allocations and investment strategies. Differences between actual and expected returns on foreign pension plans’ assets are recorded as an actuarial gain or loss and amortized accordingly.

Snap-on’s foreign pension plans’ target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2017 and 2016 year end are as follows:

	Target	2017	2016
Asset category:
Equity securities*	35%	36%	41%
Debt securities* and cash and cash equivalents	40%	42%	36%
Insurance contracts and hedge funds	25%	22%	23%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$182.3	$153.7

*	Includes commingled funds – multi-strategy

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s foreign pension plans’ assets as of 2017 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$0.7	$–	$–	$0.7
Commingled funds – multi-strategy	–	–	114.2	114.2
Debt securities:
Government	8.8	–	–	8.8
Corporate bonds	–	18.3	–	18.3
Insurance contracts	–	24.2	–	24.2
Hedge fund	–	–	16.1	16.1

Total	$9.5	$42.5	$130.3	$182.3

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of Snap-on’s foreign pension plans’ assets as of 2016 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$0.7	$–	$–	$0.7
Commingled funds – multi-strategy	–	–	117.4	117.4
Insurance contracts	–	21.3	–	21.3
Hedge fund	–	–	14.3	14.3

Total	$0.7	$21.3	$131.7	$153.7

2017 ANNUAL REPORT	103

Notes to Consolidated Financial Statements (continued)

Snap-on has several 401(k) plans covering certain U.S. employees. Snap-on’s employer match to the 401(k) plans is made with cash contributions. For 2017, 2016 and 2015, Snap-on recognized $8.9 million, $8.2 million and $7.0 million, respectively, of expense related to its 401(k) plans.

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

The status of Snap-on’s U.S. postretirement health care plans as of 2017 and 2016 year end is as follows:

(Amounts in millions)	2017	2016
Change in accumulated postretirement benefit obligation:
Benefit obligation at beginning of year	$ 53.2	$ 55.6
Service cost	–	0.1
Interest cost	2.1	2.2
Plan participant contributions	0.4	0.5
Benefits paid	(4.3)	(4.4)
Actuarial loss (gain)	1.1	(0.8)

Benefit obligation at end of year	$ 52.5	$ 53.2

Change in plan assets:
Fair value of plan assets at beginning of year	$ 13.2	$ 13.7
Actual return on plan assets	1.3	0.5
Employer contributions	2.8	2.9
Plan participant contributions	0.4	0.5
Benefits paid	(4.3)	(4.4)

Fair value of plan assets at end of year	$ 13.4	$ 13.2

Unfunded status at end of year	$ (39.1)	$ (40.0)

Amounts recognized in the Consolidated Balance Sheets as of 2017 and 2016 year end are as follows:

(Amounts in millions)	2017	2016
Accrued benefits	$ (3.1)	$ (3.3)
Retiree health care benefits	(36.0)	(36.7)

Net liability	$ (39.1)	$ (40.0)

104	SNAP-ON INCORPORATED

Amounts included in Accumulated OCI on the accompanying Consolidated Balance Sheets as of 2017 and 2016 year end are as follows:

(Amounts in millions)	2017	2016
Net gain, net of tax of $2.6 million and $2.9 million, respectively	$ 4.2	$ 4.8

The components of net periodic benefit cost and changes recognized in OCI are as follows:

(Amounts in millions)	2017	2016	2015
Net periodic benefit cost:
Service cost	$ –	$ 0.1	$ 0.1
Interest cost	2.1	2.2	2.2
Expected return on plan assets	(0.8)	(0.9)	(1.0)
Amortization of unrecognized (gain) loss	(0.3)	(0.1)	0.3

Net periodic benefit cost	$ 1.0	$ 1.3	$ 1.6

Changes in benefit obligations recognized in OCI, net of tax:
Net (gain) loss	$ 0.6	$ (0.3)	$ (2.1)

Snap-on expects to recognize $0.3 million of prior unrecognized gains, included in Accumulated OCI on the accompanying 2017 Consolidated Balance Sheet, in net periodic benefit cost during 2018.

The weighted-average discount rate used to determine Snap-on’s postretirement health care expense is as follows:

	2017	2016	2015
Discount rate	4.1%	4.1%	3.6%

The weighted-average discount rate used to determine Snap-on’s accumulated benefit obligation is as follows:

	2017	2016
Discount rate	3.6%	4.1%

The methodology for selecting the year-end 2017 and 2016 weighted-average discount rate for the company’s domestic postretirement plans was to match the plans’ yearly projected cash flows for benefits and service costs to those of hypothetical bond portfolios using high-quality, AA rated or better, corporate bonds from either Moody’s Investors Service or Standard & Poor’s credit rating agencies available at the measurement date. As a practical expedient, Snap-on uses the calendar year end as the measurement date for its plans.

For 2018, the actuarial calculations assume a pre-65 health care cost trend rate of 5.8% and a post-65 health care cost trend rate of 6.5%, both decreasing gradually to 4.5% in 2038 and thereafter. As of 2017 year end, a one-percentage-point increase in the health care cost trend rate for future years would increase the accumulated postretirement benefit obligation by approximately $0.6 million and the aggregate of the service cost and interest cost components by less than $0.1 million. Conversely, a one-percentage-point decrease in the health care cost trend rate for future years would decrease the accumulated postretirement benefit obligation by $0.6 million and the aggregate of the service cost and interest rate components by less than $0.1 million.

2017 ANNUAL REPORT	105

Notes to Consolidated Financial Statements (continued)

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(Amounts in millions)	Amount
Year:
2018	$4.1
2019	4.2
2020	4.3
2021	4.4
2022	4.5
2023-2027	23.0

The objective of the VEBA trust is to achieve net of expense returns that meet or exceed the 6.3% long-term return on plan assets assumption used for reporting purposes. Investments are diversified to attempt to minimize the risk of large losses. Since asset allocation is a key determinant of expected investment returns, assets are periodically rebalanced to the targeted allocation to correct significant deviations from the asset allocation policy that are caused by market fluctuations and cash flow.

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

Snap-on’s VEBA plan target allocation and actual weighted-average asset allocation by asset category and fair value of plan assets as of 2017 and 2016 year end are as follows:

	Target	2017	2016
Asset category:
Debt securities and cash and cash equivalents	46%	42%	45%
Equity securities	29%	29%	28%
Hedge funds	25%	29%	27%

Total	100%	100%	100%

Fair value of plan assets (Amounts in millions)		$13.4	$13.2

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

106	SNAP-ON INCORPORATED

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

The following is a summary, by asset category, of the fair value and the level within the fair value hierarchy of the VEBA plan assets as of 2017 year end:

(Amounts in millions)	Quoted Prices for Identical Assets (Level 1)	Investments Measured at NAV	Total
Asset category:
Cash and cash equivalents	$0.2	$–	$0.2
Debt securities	5.5	–	5.5
Equity securities	–	3.8	3.8
Hedge fund	–	3.9	3.9

Total	$5.7	$7.7	$13.4

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

Note 13: Stock-based Compensation and Other Stock Plans

The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan will continue in accordance with their terms. As of 2017 year end, the 2011 Plan had 3,296,859 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.

2017 ANNUAL REPORT	107

Notes to Consolidated Financial Statements (continued)

Net stock-based compensation expense was $30.3 million in 2017, $31.0 million in 2016 and $39.8 million in 2015. Cash received from stock purchase and option plan exercises was $46.2 million in 2017, $41.8 million in 2016 and $41.6 million in 2015. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $20.9 million in 2017, $24.8 million in 2016 and $26.4 million in 2015.

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

The following weighted-average assumptions were used in calculating the fair value of stock options granted during 2017, 2016 and 2015, using the Black-Scholes valuation model:

	2017	2016	2015
Expected term of option (in years)	5.15	5.05	4.76
Expected volatility factor	22.01%	22.17%	24.13%
Expected dividend yield	1.63%	1.77%	2.04%
Risk-free interest rate	1.78%	1.04%	1.38%

A summary of stock option activity during 2017 is presented below:

	Shares (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	3,011	$100.78
Granted	655	168.71
Exercised	(396)	86.29
Forfeited or expired	(72)	153.53

Outstanding at end of year	3,198	115.30	6.4	$188.7

Exercisable at end of year	1,990	91.27	5.1	165.2

*	Weighted-average

The weighted-average grant date fair value of options granted was $31.13 in 2017, $22.99 in 2016 and $25.64 in 2015. The intrinsic value of options exercised was $33.3 million in 2017, $35.2 million in 2016 and $37.6 million in 2015. The fair value of stock options vested was $14.0 million in 2017, $12.7 million in 2016 and $9.9 million in 2015.

As of 2017 year end, there was $19.3 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 1.5 years.

108	SNAP-ON INCORPORATED

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

The fair value of performance awards is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of performance awards granted during 2017, 2016 and 2015 was $168.70, $138.83 and $139.30, respectively. Vested PSUs totaled 50,316 shares as of 2017 year end, 61,149 shares as of 2016 year end and 94,186 shares as of 2015 year end. PSUs related to 60,980 shares, 94,186 shares and 130,764 shares were paid out in 2017, 2016 and 2015, respectively. Earned PSUs are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).

Based on the company’s 2017 performance, 13,648 RSUs granted in 2017 were earned; assuming continued employment, these RSUs will vest at the end of fiscal 2019. Based on the company’s 2016 performance, 45,502 RSUs granted in 2016 were earned; assuming continued employment, these RSUs will vest at the end of fiscal 2018. Based on the company’s 2015 performance, 64,327 RSUs granted in 2015 were earned; these RSUs vested as of fiscal 2017 year end and were paid out shortly thereafter.

Changes to the company’s non-vested performance awards in 2017 are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at beginning of year	207	$141.94
Granted	77	168.70
Vested	(114)	144.61
Cancellations and other	(38)	159.80

Non-vested performance awards at end of year	132	149.93

*	Weighted-average

As of 2017 year end, there was $9.5 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 1.6 years.

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

2017 ANNUAL REPORT	109

Notes to Consolidated Financial Statements (continued)

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

The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during 2017, 2016 and 2015, using the Black-Scholes valuation model:

	2017	2016	2015
Expected term of stock-settled SARs (in years)	3.99	4.03	4.72
Expected volatility factor	19.39%	20.09%	23.66%
Expected dividend yield	1.46%	1.66%	2.04%
Risk-free interest rate	1.55%	1.11%	1.50%

Changes to the company’s stock-settled SARs in 2017 are as follows:

	Stock-settled SARs (in thousands)	Exercise Price per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	303	$125.38
Granted	100	168.73
Exercised	(13)	103.16
Forfeited or expired	(30)	121.53

Outstanding at end of year	360	138.63	7.6	$12.8

Exercisable at end of year	165	119.46	6.6	9.1

*	Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted was $24.13 in 2017, $19.47 in 2016 and $25.37 in 2015. The intrinsic value of stock-settled SARs exercised was $0.9 million in 2017, $1.9 million in 2016 and $1.0 million in 2015. The fair value of stock-settled SARs vested was $2.1 million in both 2017 and 2016 and $1.4 million in 2015.

As of 2017 year end there was $2.5 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.5 years.

The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during 2017, 2016 and 2015, using the Black-Scholes valuation model:

	2017	2016	2015
Expected term of cash-settled SARs (in years)	3.09	3.11	3.10
Expected volatility factor	19.93%	19.53%	18.14%
Expected dividend yield	1.59%	1.56%	1.69%
Risk-free interest rate	1.98%	1.47%	1.31%

110	SNAP-ON INCORPORATED

The intrinsic value of cash-settled SARs exercised was $1.6 million in 2017, $3.3 million in 2016 and $11.0 million in 2015. The fair value of cash-settled SARs vested during both 2017 and 2016 was $0.2 million and was $4.6 million in 2015.

Changes to the company’s non-vested cash-settled SARs in 2017 are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at beginning of year	7	$40.83
Granted	1	26.36
Vested	(3)	46.16

Non-vested cash-settled SARs at end of year	5	35.41

*	Weighted-average

As of 2017 year end there was $0.2 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.1 years.

Restricted Stock Awards – Non-employee Directors

The company awarded 6,966 shares, 7,145 shares and 8,640 shares of restricted stock to non-employee directors in 2017, 2016 and 2015, respectively. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions for the restricted stock generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.

Directors’ Fee Plan

Under the Directors’ 1993 Fee Plan, as amended, non-employee directors may elect to receive up to 100% of their fees and retainer in shares of Snap-on’s common stock. Directors may elect to defer receipt of all or part of these shares. For 2017, 2016 and 2015, issuances under the Directors’ Fee Plan totaled 1,800 shares, 2,579 shares and 2,747 shares, respectively, of which 1,312 shares, 2,019 shares and 1,969 shares, respectively, were deferred. As of 2017 year end, shares reserved for issuance to directors under this plan totaled 169,080 shares.

Employee Stock Purchase Plan

Substantially all Snap-on employees in the United States and Canada are eligible to participate in an employee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2017, 2016 and 2015, issuances under this plan totaled 26,963 shares, 27,156 shares and 57,324 shares, respectively. As of 2017 year end, shares reserved for issuance under this plan totaled 753,600 shares and Snap-on held participant contributions of approximately $2.5 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. Compensation expense for plan participants was $0.1 million in 2017, zero in 2016 and $2.3 million in 2015.

2017 ANNUAL REPORT	111

Notes to Consolidated Financial Statements (continued)

Franchisee Stock Purchase Plan

All franchisees in the United States and Canada are eligible to participate in a franchisee stock purchase plan. The purchase price of the company’s common stock to participants is the lesser of the mean of the high and low price of the stock on the beginning date (May 15) or ending date (the following May 14) of each plan year. For 2017, 2016 and 2015, issuances under this plan totaled 47,314 shares, 42,867 shares and 74,001 shares, respectively. As of 2017 year end, shares reserved for issuance under this plan totaled 566,155 shares and Snap-on held participant contributions of approximately $4.8 million. Participants are able to withdraw from the plan at any time prior to the ending date and receive back all contributions made during the plan year. The company recognized mark-to-market expense of $0.2 million in 2017, a mark-to-market benefit of $0.2 million in 2016, and mark-to-market expense of $2.9 million in 2015.

Note 14: Capital Stock

Snap-on has undertaken repurchases of Snap-on common stock from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock awards and other corporate purposes. Snap-on repurchased 1,820,000 shares, 758,000 shares and 723,000 shares in 2017, 2016 and 2015, respectively. As of 2017 year end, Snap-on has remaining availability to repurchase up to an additional $390.7 million in common stock pursuant to Board authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Cash dividends paid in 2017, 2016 and 2015 totaled $169.4 million, $147.5 million and $127.9 million, respectively. Cash dividends per share in 2017, 2016 and 2015 were $2.95, $2.54 and $2.20, respectively. On February 15, 2018, the company’s Board declared a quarterly dividend of $0.82 per share, payable on March 10, 2018, to shareholders of record on February 24, 2018.

Note 15: Commitments and Contingencies

Snap-on leases facilities, office equipment and vehicles under non-cancelable operating and capital leases that extend for varying amounts of time. Snap-on’s future minimum lease commitments under these leases, net of sub-lease rental income, are as follows:

(Amounts in millions)	Operating Leases	Capital Leases
Year:
2018	$25.5	$3.6
2019	19.6	3.2
2020	14.1	3.0
2021	10.5	2.6
2022	7.2	2.2
2023 and thereafter	7.9	3.5

Total minimum lease payments	$84.8	$18.1

Less: amount representing interest		(1.2)

Total present value of minimum capital lease payments		$16.9

112	SNAP-ON INCORPORATED

Amounts included in the accompanying Consolidated Balance Sheets for the present value of minimum capital lease payments as of 2017 year end are as follows:

(Amounts in millions)	2017
Other accrued liabilities	$3.2
Other long-term liabilities	13.7

Total present value of minimum capital lease payments	$16.9

Rent expense for worldwide facilities, office equipment and vehicles, net of sub-lease rental income, was $35.2 million, $31.2 million and $29.4 million in 2017, 2016 and 2015, respectively.

Snap-on provides product warranties for specific product lines and accrues for estimated future warranty cost in the period in which the sale is recorded. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. Snap-on’s product warranty accrual activity for 2017, 2016 and 2015 is as follows:

(Amounts in millions)	2017	2016	2015
Warranty accrual:
Beginning of year	$16.0	$16.4	$17.3
Additions	15.2	12.8	13.3
Usage	(14.0)	(13.2)	(14.2)

End of year	$17.2	$16.0	$16.4

Approximately 2,700 employees, or 21% of Snap-on’s worldwide workforce, are represented by unions and/or covered under collective bargaining agreements. The number of covered union employees whose contracts expire over the next five years approximates 1,450 employees in 2018, 225 employees in 2019, 825 employees in 2020, 125 employees in 2021, and 25 employees in 2022. In recent years, Snap-on has not experienced any significant work slowdowns, stoppages or other labor disruptions.

Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. The year ended December 30, 2017, included accruals for $30.9 million related to a judgment in a patent-related litigation matter, as well as $15.0 million related to a judgment in an employment-related litigation matter brought by an individual; both judgments are being appealed.

Although it is not possible to predict the outcome of these and other legal matters, management believes that the results of all legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.

Note 16: Other Income (Expense) – Net

“Other income (expense) – net” on the accompanying Consolidated Statements of Earnings consists of the following:

(Amounts in millions)	2017	2016	2015
Interest income	$0.3	$0.6	$0.5
Net foreign exchange loss	(7.0)	(1.3)	(2.7)
Other	(0.5)	0.1	(0.2)

Total other income (expense) – net	$(7.2)	$(0.6)	$(2.4)

2017 ANNUAL REPORT	113

Notes to Consolidated Financial Statements (continued)

Note 17: Accumulated Other Comprehensive Income (Loss)

The following is a summary of net changes in Accumulated OCI by component and net of tax for 2017 and 2016:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of 2015 year end	$(118.5)	$0.7	$(246.4)	$(364.2)
Other comprehensive income (loss) before reclassifications	(99.2)	8.8	(62.6)	(153.0)
Amounts reclassified from Accumulated OCI	–	(0.3)	19.0	18.7

Net other comprehensive income (loss)	(99.2)	8.5	(43.6)	(134.3)

Balance as of 2016 year end	$(217.7)	$9.2	$(290.0)	$(498.5)
Other comprehensive income before reclassifications	135.2	6.9	11.8	153.9
Amounts reclassified from Accumulated OCI	–	(1.6)	17.2	15.6

Net other comprehensive income	135.2	5.3	29.0	169.5

Balance as of 2017 year end	$(82.5)	$14.5	$(261.0)	$(329.0)

The reclassifications out of Accumulated OCI in 2017 and 2016 are as follows:

	Amounts Reclassified from Accumulated OCI		Statement of Earnings Presentation
(Amounts in millions)	2017	2016
Gains on cash flow hedges:
Treasury locks	$1.6	$0.3	Interest expense
Income tax expense	–	–	Income tax expense

Net of tax	1.6	0.3

Amortization of net unrecognized losses and prior service credits	(26.6)	(30.1)	See footnote below*
Income tax benefit	9.4	11.1	Income tax expense

Net of tax	(17.2)	(19.0)

Total reclassifications for the period, net of tax	$(15.6)	$(18.7)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 11 and Note 12 for further information.

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

114	SNAP-ON INCORPORATED

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

Neither Snap-on nor any of its segments depend on any single customer, small group of customers or government for more than 10% of its revenues.

Financial Data by Segment:

(Amounts in millions)	2017	2016	2015
Net sales:
Commercial & Industrial Group	$1,265.0	$1,148.3	$1,163.6
Snap-on Tools Group	1,625.1	1,633.9	1,568.7
Repair Systems & Information Group	1,347.2	1,179.9	1,113.2

Segment net sales	4,237.3	3,962.1	3,845.5
Intersegment eliminations	(550.4)	(531.7)	(492.7)

Total net sales	$3,686.9	$3,430.4	$3,352.8
Financial Services revenue	313.4	281.4	240.3

Total revenues	$4,000.3	$3,711.8	$3,593.1

Operating earnings:
Commercial & Industrial Group	$185.3	$168.0	$169.4
Snap-on Tools Group	274.5	281.1	256.0
Repair Systems & Information Group	333.8	297.8	273.4
Financial Services	217.5	198.7	170.2

Segment operating earnings	1,011.1	945.6	869.0
Corporate	(129.6)	(91.4)	(104.2)

Operating earnings	881.5	854.2	764.8
Interest expense	(52.4)	(52.2)	(51.9)
Other income (expense) – net	(7.2)	(0.6)	(2.4)

Earnings before income taxes and equity earnings	$821.9	$801.4	$710.5

(Amounts in millions)	2017	2016
Assets:
Commercial & Industrial Group	$1,113.9	$907.1
Snap-on Tools Group	714.3	668.1
Repair Systems & Information Group	1,314.3	1,211.0
Financial Services	1,971.8	1,789.7

Total assets from reportable segments	5,114.3	4,575.9
Corporate	200.6	212.3
Elimination of intersegment receivables	(65.8)	(65.0)

Total assets	$5,249.1	$4,723.2

2017 ANNUAL REPORT	115

Notes to Consolidated Financial Statements (continued)

Financial Data by Segment (continued):

(Amounts in millions)	2017	2016	2015
Capital expenditures:
Commercial & Industrial Group	$22.6	$19.3	$31.0
Snap-on Tools Group	40.1	38.3	38.1
Repair Systems & Information Group	13.4	13.1	9.0
Financial Services	1.2	0.6	1.0

Total from reportable segments	77.3	71.3	79.1
Corporate	4.7	3.0	1.3

Total capital expenditures	$82.0	$74.3	$80.4

Depreciation and amortization:
Commercial & Industrial Group	$22.8	$20.7	$20.1
Snap-on Tools Group	29.1	27.6	24.9
Repair Systems & Information Group	37.8	33.9	34.0
Financial Services	0.6	0.6	0.7

Total from reportable segments	90.3	82.8	79.7
Corporate	2.9	2.8	2.8

Total depreciation and amortization	$93.2	$85.6	$82.5

Revenues by geographic region:*
United States	$2,703.3	$2,588.8	$2,483.9
Europe	748.8	654.4	635.0
All other	548.2	468.6	474.2

Total revenues	$4,000.3	$3,711.8	$3,593.1

(Amounts in millions)	2017	2016
Long-lived assets:**
United States	$1,081.2	$1,048.6
Sweden	252.6	218.8
All other	328.4	237.9

Total long-lived assets	$1,662.2	$1,505.3

*	Revenues are attributed to countries based on the origin of the sale.

**	Long-lived assets consist of Property and equipment – net, Goodwill, and Other intangibles – net.

Products and Services: Snap-on derives net sales from a broad line of products and complementary services that are grouped into three categories: (i) tools; (ii) diagnostics, information and management systems; and (iii) equipment. The tools product category includes hand tools, power tools, tool storage products and other similar products. The diagnostics, information and management systems product category includes handheld and PC-based diagnostic products, service and repair information products, diagnostic software solutions, electronic parts catalogs, business management systems and services, point-of-sale systems, integrated systems for vehicle service shops, OEM purchasing facilitation services, and warranty management systems and analytics to help OEM dealerships manage and track performance. The equipment product category includes solutions for the service of vehicles and industrial equipment. Snap-on supports the sale of its diagnostics and vehicle service shop equipment by offering training programs as well as after-sales service support to its customers. Through its financial services businesses, Snap-on also derives revenue from various financing programs designed to facilitate the sales of its products and support its franchise business. Further product line information is not presented as it is not practicable to do so.

116	SNAP-ON INCORPORATED

The following table shows the consolidated net sales and revenues of these product groups in the last three years:

(Amounts in millions)	2017	2016	2015
Net sales:
Tools	$1,946.7	$1,899.2	$1,910.1
Diagnostics, information and management systems	800.4	748.2	689.6
Equipment	939.8	783.0	753.1

Total net sales	$3,686.9	$3,430.4	$3,352.8
Financial services revenue	313.4	281.4	240.3

Total revenues	$4,000.3	$3,711.8	$3,593.1

Note 19: Quarterly Data (unaudited)

(Amounts in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017

Net sales	$887.1	$921.4	$903.8	$974.6	$3,686.9
Gross profit	448.0	463.0	448.6	465.3	1,824.9
Financial services revenue	76.8	77.7	79.0	79.9	313.4
Financial services expenses	(24.3)	(23.1)	(23.0)	(25.5)	(95.9)
Net earnings	145.1	156.8	137.1	133.2	572.2
Net earnings attributable to Snap-on Incorporated	141.6	153.2	133.4	129.5	557.7
Earnings per share – basic	2.45	2.65	2.33	2.28	9.72
Earnings per share – diluted	2.39	2.60	2.29	2.24	9.52
Cash dividends paid per share	0.71	0.71	0.71	0.82	2.95

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2016
Net sales	$834.2	$872.3	$834.1	$889.8	$3,430.4
Gross profit	415.3	431.3	419.1	443.9	1,709.6
Financial services revenue	66.3	69.3	71.6	74.2	281.4
Financial services expenses	(19.3)	(19.8)	(21.0)	(22.6)	(82.7)
Net earnings	131.3	143.4	135.2	149.7	559.6
Net earnings attributable to Snap-on Incorporated	128.3	140.1	131.7	146.3	546.4
Earnings per share – basic	2.21	2.41	2.27	2.52	9.40
Earnings per share – diluted	2.16	2.36	2.22	2.47	9.20
Cash dividends paid per share	0.61	0.61	0.61	0.71	2.54

Note 20: Subsequent Event

On January 16, 2018, Snap-on repaid the 2018 Notes upon maturity with an aggregate of $250 million of available cash and cash generated from issuances of commercial paper.

2017 ANNUAL REPORT	117

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Snap-on has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNAP-ON INCORPORATED

By:	/s/ Nicholas T. Pinchuk	Date: February 15, 2018
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

/s/ Nicholas T. Pinchuk	Date: February 15, 2018
Nicholas T. Pinchuk, Chairman, President and Chief Executive Officer

/s/ Aldo J. Pagliari	Date: February 15, 2018
Aldo J. Pagliari, Principal Financial Officer, Senior Vice President – Finance and Chief Financial Officer

/s/ Richard K. Strege	Date: February 15, 2018
Richard K. Strege, Principal Accounting Officer, Vice President and Controller

118	SNAP-ON INCORPORATED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Snap-on and in the capacities and on the date indicated.

By:	/s/ David C. Adams	Date: February 15, 2018
David C. Adams, Director

By:	/s/ Karen L. Daniel	Date: February 15, 2018
Karen L. Daniel, Director

By:	/s/ Ruth Ann M. Gillis	Date: February 15, 2018
Ruth Ann M. Gillis, Director

By:	/s/ James P. Holden	Date: February 15, 2018
James P. Holden, Director

By:	/s/ Nathan J. Jones	Date: February 15, 2018
Nathan J. Jones, Director

By:	/s/ Henry W. Knueppel	Date: February 15, 2018
Henry W. Knueppel, Director

By:	/s/ W. Dudley Lehman	Date: February 15, 2018
W. Dudley Lehman, Director

By:	/s/ Nicholas T. Pinchuk	Date: February 15, 2018
Nicholas T. Pinchuk, Director

By:	/s/ Gregg M. Sherrill	Date: February 15, 2018
Gregg M. Sherrill, Director

By:	/s/ Donald J. Stebbins	Date: February 15, 2018
Donald J. Stebbins, Director

2017 ANNUAL REPORT	119