Form 10-Q
period 2018-03-31
SNAP-ON Inc
filed 2018-04-19
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 13, 2018
Common Stock, $1.00 par value	56,595,222 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net sales	$935.5	$887.1
Cost of goods sold	(463.9)	(438.8)
Gross profit	471.6	448.3
Operating expenses	(293.9)	(278.1)
Operating earnings before financial services	177.7	170.2

Financial services revenue	83.0	76.8
Financial services expenses	(26.1)	(24.3)
Operating earnings from financial services	56.9	52.5

Operating earnings	234.6	222.7
Interest expense	(13.6)	(12.7)
Other income (expense) – net	2.8	(2.4)
Earnings before income taxes and equity earnings	223.8	207.6
Income tax expense	(57.6)	(62.6)
Earnings before equity earnings	166.2	145.0
Equity earnings, net of tax	0.6	0.1
Net earnings	166.8	145.1
Net earnings attributable to noncontrolling interests	(3.8)	(3.5)
Net earnings attributable to Snap-on Incorporated	$163.0	$141.6

Net earnings per share attributable to Snap-on Incorporated:
Basic	$2.87	$2.45
Diluted	2.82	2.39

Weighted-average shares outstanding:
Basic	56.7	57.9
Effect of dilutive securities	1.1	1.4
Diluted	57.8	59.3

Dividends declared per common share	$0.82	$0.71

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Comprehensive income (loss):
Net earnings	$166.8	$145.1
Other comprehensive income (loss):
Foreign currency translation*	39.1	38.1
Unrealized gain/loss on cash flow hedges, net of tax:
Other comprehensive income (loss) before reclassifications	(0.8)	6.1
Reclassification of cash flow hedges to net earnings	(0.5)	(0.3)
Defined benefit pension and postretirement plans:
Amortization of net unrecognized losses and prior service credits included in net periodic benefit cost	7.6	6.5
Income tax benefit	(1.8)	(2.3)
Net of tax	5.8	4.2
Total comprehensive income	$210.4	$193.2

Comprehensive income attributable to noncontrolling interests	(3.8)	(3.5)
Comprehensive income attributable to Snap-on Incorporated	$206.6	$189.7

* There is no reclassification adjustment as there was no sale or liquidation of any foreign entity during any period presented.

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	March 31, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$97.5	$92.0
Trade and other accounts receivable – net	680.8	675.6
Finance receivables – net	512.2	505.4
Contract receivables – net	92.0	96.8
Inventories – net	678.8	638.8
Prepaid expenses and other assets	107.1	110.7
Total current assets	2,168.4	2,119.3

Property and equipment:
Land	25.3	24.5
Buildings and improvements	371.3	357.4
Machinery, equipment and computer software	928.2	889.2
	1,324.8	1,271.1
Accumulated depreciation and amortization	(835.1)	(786.7)
Property and equipment – net	489.7	484.4

Deferred income tax assets	52.1	52.0
Long-term finance receivables – net	1,035.9	1,039.2
Long-term contract receivables – net	326.1	322.6
Goodwill	941.4	924.1
Other intangibles – net	251.7	253.7
Other assets	52.3	53.8
Total assets	$5,317.6	$5,249.1

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	March 31, 2018	December 30, 2017
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$145.2	$433.2
Accounts payable	188.2	178.2
Accrued benefits	53.8	55.8
Accrued compensation	62.4	71.5
Franchisee deposits	66.8	66.5
Other accrued liabilities	435.2	388.1
Total current liabilities	951.6	1,193.3

Long-term debt	946.3	753.6
Deferred income tax liabilities	31.7	28.4
Retiree health care benefits	35.2	36.0
Pension liabilities	146.6	158.9
Other long-term liabilities	103.9	106.6
Total liabilities	2,215.3	2,276.8

Commitments and contingencies (Note 14)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,414,748 and 67,407,704 shares, respectively)	67.4	67.4
Additional paid-in capital	343.9	343.2
Retained earnings	3,886.7	3,772.3
Accumulated other comprehensive loss	(285.4)	(329.0)
Treasury stock at cost (10,819,564 and 10,717,455 shares, respectively)	(928.7)	(900.0)
Total shareholders’ equity attributable to Snap-on Incorporated	3,083.9	2,953.9
Noncontrolling interests	18.4	18.4
Total equity	3,102.3	2,972.3
Total liabilities and equity	$5,317.6	$5,249.1

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in millions, except share data)
(Unaudited)
The following summarizes the changes in total equity for the three month period ended March 31, 2018:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 30, 2017	$67.4	$343.2	$3,772.3	$(329.0)	$(900.0)	$18.4	$2,972.3
Net Earnings for the three months ended March 31, 2018	—	—	163.0	—	—	3.8	166.8
Other comprehensive income	—	—	—	43.6	—	—	43.6
Cash dividends – $0.82 per share	—	—	(46.5)	—	—	—	(46.5)
Stock compensation plans	—	0.7	—	—	14.8	—	15.5
Share repurchases – 275,000 shares	—	—	—	—	(43.5)	—	(43.5)
Other	—	—	(2.1)	—	—	(3.8)	(5.9)
Balance at March 31, 2018	$67.4	$343.9	$3,886.7	$(285.4)	$(928.7)	$18.4	$3,102.3

The following summarizes the changes in total equity for the three month period ended April 1, 2017:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$67.4	$317.3	$3,384.9	$(498.5)	$(653.9)	$18.0	$2,635.2
Net Earnings for the three months ended April 1, 2017	—	—	141.6	—	—	3.5	145.1
Other comprehensive income	—	—	—	48.1	—	—	48.1
Cash dividends – $0.71 per share	—	—	(41.2)	—	—	—	(41.2)
Stock compensation plans	—	3.5	—	—	14.4	—	17.9
Share repurchases – 210,000 shares	—	—	—	—	(35.8)	—	(35.8)
Other	—	—	(0.1)	—	—	(3.4)	(3.5)
Balance at April 1, 2017	$67.4	$320.8	$3,485.2	$(450.4)	$(675.3)	$18.1	$2,765.8

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Operating activities:
Net earnings	$166.8	$145.1
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	17.4	16.0
Amortization of other intangibles	6.6	7.1
Provision for losses on finance receivables	15.8	13.0
Provision for losses on non-finance receivables	2.0	2.2
Stock-based compensation expense	6.7	7.4
Deferred income tax provision	0.4	7.4
Gain on sales of assets	(0.1)	(0.2)
Settlement of treasury lock	—	14.9
Loss on early extinguishment of debt	7.8	—
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in trade and other accounts receivable	1.6	(1.9)
(Increase) decrease in contract receivables	2.2	(2.1)
Increase in inventories	(10.2)	(17.3)
Increase in prepaid and other assets	—	(7.5)
Increase in accounts payable	9.5	20.3
Increase (decrease) in accruals and other liabilities	5.4	(12.0)
Net cash provided by operating activities	231.9	192.4
Investing activities:
Additions to finance receivables	(205.6)	(227.0)
Collections of finance receivables	189.1	173.8
Capital expenditures	(18.0)	(18.6)
Acquisitions of businesses, net of cash acquired	(3.0)	(9.5)
Disposals of property and equipment	0.4	1.0
Other	—	(1.4)
Net cash used by investing activities	(37.1)	(81.7)
Financing activities:
Proceeds from issuance of long-term debt	395.4	297.8
Repayments of long-term debt	(457.8)	(150.0)
Repayment of notes payable	(16.8)	—
Net decrease in other short-term borrowings	(21.1)	(135.7)
Cash dividends paid	(46.5)	(41.2)
Purchases of treasury stock	(43.5)	(35.8)
Proceeds from stock purchase and option plans	11.5	14.1
Other	(11.7)	(15.8)
Net cash used by financing activities	(190.5)	(66.6)

Effect of exchange rate changes on cash and cash equivalents	1.2	1.3
Increase in cash and cash equivalents	5.5	45.4
Cash and cash equivalents at beginning of year	92.0	77.6
Cash and cash equivalents at end of period	$97.5	$123.0
Supplemental cash flow disclosures:
Cash paid for interest	$(26.3)	$(24.0)
Net cash paid for income taxes	(11.4)	(14.0)

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Accounting Policies
Principles of consolidation and presentation
The Condensed Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly-owned and majority-owned subsidiaries (collectively, “Snap-on” or the "company”). These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on’s 2017 Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (“2017 year end”). The company’s 2018 fiscal first quarter ended on March 31, 2018; the 2017 fiscal first quarter ended on April 1, 2017. The company’s 2018 and 2017 fiscal first quarters each contained 13 weeks of operating results.

Certain prior year amounts have been reclassified on the Condensed Consolidated Statements of Earnings to conform to the 2018 presentation following the retrospective adoption of ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  “Cost of goods sold” of $0.3 million and “Operating expenses” of $0.4 million in the first quarter of 2017 were reclassified to “Other income (expense) - net”.  As a result, previously reported “Cost of goods sold” of $439.1 million is now $438.8 million, “Operating expenses” of $278.5 million is now $278.1 million and “Other income (expense) - net” of $1.7 million of expense is now $2.4 million of expense.  Additionally, prior year "Operating earnings" for certain reportable business segments have been restated to reflect these reclassifications.  See Note 17 for information on Snap-on’s reportable business segments.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three month periods ended March 31, 2018, and April 1, 2017, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
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
New Accounting Standards
The following new accounting pronouncements were adopted in fiscal year 2018:
In March 2017, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides additional guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement and on the components eligible for capitalization. The amendments in this ASU require that an employer report the service cost component of the net periodic benefit costs in the same income statement line item as other compensation costs arising from services rendered by employees during the period. The non-service-cost components of net periodic benefit costs are to be presented in the income statement separately from the service cost components and outside a subtotal of income from operations. The ASU also allows for the capitalization of the service cost components, when applicable (i.e., as a cost of internally manufactured inventory or a self-constructed asset).

Snap-on adopted this ASU at the beginning of its 2018 fiscal year, with the changes related to the presentation in the statements of earnings of the service cost and non-service-cost components of net periodic benefit costs applied retrospectively, using the practical expedient permitting the use of the amounts disclosed in pension and other postretirement benefit plan notes as the estimation basis for the presentation of the prior comparative periods. For fiscal 2018 and all comparative periods, the non-service-

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

cost components of net periodic benefit costs are included in “Other income (expense) - net” on the accompanying condensed consolidated statements of earnings. Beginning in fiscal 2018, changes related to the capitalization in assets of the service cost component of net periodic benefit costs were applied prospectively. The adoption of this ASU did not have a significant impact on the company’s Condensed Consolidated Statements of Earnings.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory. The ASU eliminates the requirement to defer the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU were to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the time of adoption. The adoption of this ASU did not have an impact on the company's consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which adds and/or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of the ASU did not have a significant impact to the designations of operating, investing and financing activities on the company's Condensed Consolidated Statements of Cash Flows.

On December 31, 2017, the beginning of Snap-on’s 2018 fiscal year, Snap-on adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Topic 606 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Snap-on adopted Topic 606 using the modified retrospective approach applied to those contracts that were not completed as of December 31, 2017, which means Topic 606 has been applied to the fiscal 2018 financial statements and disclosures going forward, but that prior period financial statements and disclosures reflect the prior revenue recognition standard. See Note 2 for additional information on revenue recognition.

Snap-on’s revenues are primarily from the selling of products that are shipped and billed, services provided to customers and from subscriptions, including software subscriptions. Approximately 90% of net sales are earned at a point in time through ship-and- bill performance obligations. The remaining performance obligations that are recorded over time relate primarily to software subscriptions and to a lesser extent extended warranty and other subscription agreements. Revenues are recognized when control is transferred to customers, in an amount that reflects the consideration Snap-on expects to be entitled to in exchange for those goods and services. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

Revenue related to software subscriptions, as well as extended warranty and other subscription agreements, is generally recognized over time on a ratable basis over the contract term beginning on the date that our service is made available to the customer.

Contracts with customers may include multiple performance obligations related to sales of hardware, software and software-related services. For these contracts, individual performance obligations are recorded separately if they are distinct. The transaction price, including any discounts, is allocated to each separate performance obligation based on its relative standalone selling price. The standalone selling prices are determined based on the prices charged to customers or by using an expected cost plus margin approach. The amount assigned to the products or services is recognized when the product is delivered and/or when the services are performed. In instances where the product and/or services are performed over an extended period, as is the case with subscription agreements, revenue is generally recognized over time on a ratable basis using a time-based output method applied over the contract term beginning on the date that the service is made available to the customer. These contracts are generally for 12 months but can be for a term up to 60 months.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Franchise fee revenue, including nominal, non-refundable initial fees, is recognized upon the granting of a franchise, which is when the company has performed substantially all initial services required by the franchise agreement. Franchise fee revenue also includes ongoing monthly fees (primarily for sales and business training as well as marketing and product promotion programs) that are recognized as the fees are earned. Franchise fee revenue totaled $3.9 million for the three month period ended March 31, 2018.

The following new accounting pronouncements, and related impacts on adoption, are being evaluated by the company:
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act"). ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update. The company is currently assessing the impact this ASU will have on its consolidated financial statements.
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

Note 2: Revenue Recognition

Snap-on recognizes revenue from the sale of tools, diagnostic and equipment products and related services based on when control of the product passes to the customer or the service is provided and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The effects of adjustments to the December 30, 2017 consolidated balance sheet for the adoption of Topic 606 were as follows:

	Balance at	Topic 606	Opening Balance at
(Amounts in millions)	December 30, 2017	Adjustments	December 31, 2017

Assets
Inventories - net	$638.8	$20.9	$659.7
Deferred income tax assets	52.0	0.6	52.6

Liabilities and Equity
Other accrued liabilities	$388.1	$23.3	$411.4
Retained earnings	3,772.3	(1.8)	3,770.5

The adoption of Topic 606 did not have a significant impact on the company’s consolidated financial statements. The adoption resulted in the recognition of an inventory asset related to certain product returns by increasing the returns liability and recognizing an inventory asset for the anticipated value of the returns to recognize Snap-on's contractual obligation to recover products from customers; this gross up had no corresponding impact on the Condensed Consolidated Statement of Earnings. For the anticipated value of the returns, the adoption resulted in the recognition of an increase in the inventory obsolescence reserve of $2.4 million with a corresponding adjustment to fiscal 2018 beginning retained earnings. Other than the amounts recorded for the adoption of Topic 606 on the Condensed Consolidated Balance Sheets, there were no other changes since the adoption that would be materially different from previous accounting standards that would affect the Condensed Consolidated Statements of Earnings, Balance Sheets, or Cash Flows.

Revenue Disaggregation
The following table shows the consolidated revenues by revenue source:

Three Months Ended
(Amounts in millions)	March 31, 2018

Revenue from contracts with customers	$930.4
Other revenues	5.1
Total net sales	935.5
Financial services revenue	83.0
Total revenues	$1,018.5

Snap-on evaluates the performance of its operating segments based on segment revenues, including both external and intersegment net sales, and segment operating earnings. Snap-on accounts for both intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. All significant intersegment amounts are eliminated to arrive at Snap-on’s consolidated financial results.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table represents external net sales disaggregated by geography, based on the customers' billing addresses:

	For the three months ended March 31, 2018
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales by geographic region:
North America*	$107.5	$338.9	$185.3	$—	$—	$631.7
Europe	82.9	41.5	67.0	—	—	191.4
All other	68.4	24.3	19.7	—	—	112.4
External net sales	258.8	404.7	272.0	—	—	935.5
Intersegment net sales	72.8	—	65.0	—	(137.8)	—
Total net sales	331.6	404.7	337.0	—	(137.8)	935.5
Financial services revenue	—	—	—	83.0	—	83.0
Total revenue	$331.6	$404.7	$337.0	$83.0	$(137.8)	$1,018.5

* North America is comprised of the United States, Canada and Mexico.

The following table represents external net sales disaggregated by customer type:

	For the three months ended March 31, 2018
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$22.5	$404.7	$272.0	$—	$—	$699.2
All other professionals	236.3	—	—	—	—	236.3
External net sales	258.8	404.7	272.0	—	—	935.5
Intersegment net sales	72.8	—	65.0	—	(137.8)	—
Total net sales	331.6	404.7	337.0	—	(137.8)	935.5
Financial services revenue	—	—	—	83.0	—	83.0
Total revenue	$331.6	$404.7	$337.0	$83.0	$(137.8)	$1,018.5

Nature of Goods and Services
Snap-on derives net sales from a broad line of products and complementary services that are grouped into three categories (i) tools; (ii) diagnostics, information and management systems; and (iii) equipment. The tools product category includes Snap-on’s hand tools, power tools, tool storage products and other similar products. The diagnostics, information and management systems product category includes handheld and PC-based diagnostic products, service and repair information products, diagnostic software solutions, electronic parts catalogs, business management systems and services, point-of-sale systems, integrated systems for vehicle service shops, original equipment manufacturer ("OEM") purchasing facilitation services, and warranty management systems and analytics to help OEM dealerships manage and track performance. The equipment product category includes solutions for the service of vehicles and industrial equipment. Snap-on supports the sale of its diagnostics and vehicle service shop equipment by offering training programs as well as after-sales support to its customers. Through its financial services businesses, Snap-on also derives revenue from various financing programs designed to facilitate the sales of its products and support its franchise business.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Approximately 90% of Snap-on’s net sales are products sold at a point in time through ship-and-bill performance obligations that also includes service repair services. The remaining sales revenue is earned over time primarily on a subscription basis including software, extended warranty and other subscription service agreements.

Snap-on enters into contracts related to the selling of tools, diagnostic and repair information and equipment products and related services. At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, Snap-on considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Contracts with customers are comprised of customer purchase orders, invoices and written contracts.

When Performance Obligations Are Satisfied
For performance obligations related to the majority of ship-and-bill products, including repair services contracts, control transfers at a point in time when title transfers upon shipment of the product to the customer, and for some sales, control transfers when title is transferred at time of receipt by customer. Once a product or repaired product has shipped or has been delivered, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. Snap-on considers control to have transferred upon shipment or delivery because Snap-on has a present right to payment at that time, the customer has legal title to the asset, Snap-on has transferred physical possession of the asset, and the customer has significant risk and rewards of ownership of the asset.

For performance obligations related to software subscriptions, extended warranties and other subscription agreements, Snap-on transfers control and recognizes revenue over time on a ratable basis using a time-based output method. The performance obligations are typically satisfied as services are rendered on a straight-line basis over the contract term, which is generally for 12 months but can be for a term up to 60 months.

Significant Payment Terms
For ship-and-bill type contracts with customers, the contract states the final terms of the sale, including the description, quantity, and price of each product or service purchased. Payment terms are typically due upon delivery or up to 30 days after delivery but can range up to 120 days after delivery.

For subscription contracts, payment terms are in advance or in arrears of services on a monthly, quarterly or annual basis over the contract term, which is generally for 12 months but can be for a term up to 60 months depending on the product or service. The customer typically agrees to a stated rate and price in the contract that does not vary over the contract term. In some cases, customers prepay for their licenses, or in other cases, pay on a monthly or quarterly basis. When the timing of the payment made by the customer precedes the delivery of the performance obligation, a contract liability is recognized.

Variable Consideration
In some cases, the nature of Snap-on’s contracts give rise to variable consideration, including rebates, credits, allowances for returns or other similar items that generally decrease the transaction price. These variable amounts generally are credited to the customer, based on achieving certain levels of sales activity, product returns and making payments within specific terms.

In the normal course of business, Snap-on allows franchisees to return product per the provisions in the franchise agreement that allow for the return of product in a saleable condition. For other customers, product returns are generally not accepted unless the item is defective as manufactured. Where applicable, Snap-on establishes provisions for estimated sales returns. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and is adjusted for known trends to arrive at the amount of consideration to which Snap-on expects to receive.

Variable consideration is estimated at the most likely amount that is expected to be earned. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information (historical, current and forecasted) that is reasonably available.

Warranties
Snap-on allows customers to return product when the product is defective as manufactured. Where applicable, Snap-on establishes provisions for estimated warranties. Estimated product warranties are provided for specific product lines and Snap-on accrues for

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

estimated future warranty cost in the period in which the sale is recorded. The costs are included in “Cost of goods sold” on the accompanying Condensed Consolidated Statements of Earnings. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. Snap-on does not typically provide customers with the right to a refund.

Practical Expedients and Exemptions
Snap-on typically expenses incremental direct costs of obtaining a contract (sales commissions) when incurred because the amortization period is generally 12 months or less. Capitalized long-term contract costs are not significant. Contract costs are expensed or amortized in “Operating expenses” on the accompanying Condensed Consolidated Statements of Earnings.

Snap-on elected to account for shipping and handling activities that occur after control of the related good transfers to the customer as fulfillment activities and are therefore recognized upon shipment of the goods.

Snap-on has applied the portfolio approach to its ship-and-bill contracts that have similar characteristics as it reasonably expects that the effects on the financial statements of applying this guidance to the portfolio of contracts would not differ materially from applying this guidance to the individual contracts within the portfolio.

Snap-on typically excludes from its transaction price any amounts collected from customers for sales (and similar) taxes.

For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations.  The remaining duration of these unsatisfied performance obligations range from one month up to 60 months.  Snap-on had approximately $216.0 million of long-term contracts that have fixed consideration that extends beyond one year as of March 31, 2018.  Snap-on expects to recognize approximately 65% of these contracts as revenue by the end of fiscal 2019, an additional 25% by the end of fiscal 2021 and the balance thereafter.

Contract Liabilities (Deferred Revenues)
Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance.  The timing of payment is typically on a monthly, quarterly or annual basis. The balance of total contract liabilities at March 31, 2018 was $56.1 million and $49.4 million at the beginning of fiscal 2018.   The current portion of contract liabilities and the non-current portion are included in “Other accrued liabilities” and “Other long-term liabilities”, respectively, on the accompanying Condensed Consolidated Balance Sheets.  During the three months ended March 31, 2018, Snap-on recognized revenue of $24.0 million that was included in the contract liability balance at the beginning of the period, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.  The increase in the total contract liabilities balance is primarily driven by the timing of cash payments received or due in advance of satisfying Snap-on’s performance obligations and growth in certain software subscriptions, partially offset by revenues recognized that were included in the contract liability balance at the beginning of the period.

Revenue Recognition Prior to 2018
Revenue recognition for fiscal 2017, as presented, is based upon the accounting revenue recognition standard of Topic 605, Revenue Recognition. Snap-on recognized revenue from the sale of tools and diagnostic and equipment products when contract terms were met, the price was fixed or determinable, collectability was reasonably assured and a product was shipped or risk of ownership had been transferred to and accepted by the customer. For sales contingent upon customer acceptance, revenue recognition was deferred until such obligations were fulfilled. Estimated product returns were recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and gross profit margin was adjusted for known trends. Provisions for customer volume rebates, discounts and allowances were also recorded as a reduction in reported revenues at the time of sale based on historical experience and known trends. Revenue related to extended warranty and subscription agreements was recognized over the terms of the respective agreements.

Snap-on also recognized revenue related to multiple element arrangements, including sales of hardware, software and software-related services. When a sales arrangement contained multiple elements, such as hardware and software products and/or services, Snap‑on used the relative selling price method to allocate revenues between hardware and software elements. For software elements that were not essential to the hardware’s functionality and related software post-contract customer support, vendor specific objective evidence (“VSOE”) of fair value was used to further allocate revenue to each element based on its relative fair value and, when necessary, the residual method was used to assign value to the delivered elements when VSOE only existed for the

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

undelivered elements. The amount assigned to the products or services was recognized when the product was delivered and/or when the services were performed. In instances where the product and/or services were performed over an extended period, as is the case with subscription agreements or the providing of ongoing support, revenue was generally recognized on a straight-line basis over the term of the agreement, which generally ranged from 12 months to 60 months.

Franchise fee revenue, including nominal, non-refundable initial fees, was recognized upon the granting of a franchise, which was when the company performed substantially all initial services required by the franchise agreement. Franchise fee revenue also included ongoing monthly fees (primarily for sales and business training as well as marketing and product promotion programs) that were recognized as the fees were earned. Franchise fee revenue totaled $3.5 million for the three month period ended April 1, 2017.

Note 3: Acquisitions
On January 31, 2018, Snap-on acquired substantially all of the assets of George A. Sturdevant, Inc. (d/b/a Fastorq) for a cash purchase price of $3.0 million. Fastorq, based in New Caney, Texas, designs, assembles and distributes hydraulic torque and hydraulic tensioning products for use in critical industries. As of the first quarter of 2018, the company has substantially completed the purchase accounting valuations for the acquired net assets of Fastorq. The $2.6 million excess of the purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets.
On July 28, 2017, Snap-on acquired Torque Control Specialists Pty Ltd (“TCS”) for a cash purchase price of $3.6 million (or $3.5 million, net of cash acquired). TCS distributes a full range of torque products, including wrenches, multipliers and calibrators for use in critical industries. As of the first quarter of 2018, the company has substantially completed the purchase accounting valuations for the acquired net assets of TCS. The $2.3 million excess of purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets.
On May 4, 2017, Snap-on acquired Norbar Torque Tools Holdings Limited, along with its U.S. and Chinese joint ventures (“Norbar”) for a cash purchase price of $71.6 million (or $69.9 million, net of cash acquired). Norbar designs and manufactures a full range of torque products, including wrenches, multipliers and calibrators for use in critical industries. As of the first quarter of 2018, the company has substantially completed the purchase accounting valuations for the acquired net assets of Norbar, including intangible assets. The $26.5 million excess of purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets.
On January 30, 2017, Snap-on acquired BTC Global Limited (“BTC”) for a cash purchase price of $9.2 million. BTC designs and implements automotive vehicle inspection and management software for OEM franchise repair shops. In the second quarter of 2017, the company completed the purchase accounting valuations for the acquired net assets of BTC, including intangible assets. The $5.9 million excess of purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets.
For segment reporting purposes, the results of operations and assets of Fastorq, TCS and Norbar have been included in the Commercial & Industrial Group since the acquisition date and the results of operations and assets of BTC have been included in the Repair Systems and Information Group since the acquisition date.
Pro forma financial information has not been presented for any of these acquisitions as the net effects, individually and collectively, were neither significant nor material to Snap-on’s results of operations or financial position. See Note 6 for further information on goodwill and other intangible assets.
Note 4: Receivables
Trade and Other Accounts Receivable
Snap-on’s trade and other accounts receivable primarily arise from the sale of tools and diagnostic and equipment products to a broad range of industrial and commercial customers and to Snap-on’s independent franchise van channel on a non-extended-term basis with payment terms generally ranging from 30 to 120 days.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s trade and other accounts receivable as of March 31, 2018, and December 30, 2017, are as follows:

(Amounts in millions)	March 31, 2018	December 30, 2017
Trade and other accounts receivable	$696.9	$690.2
Allowances for doubtful accounts	(16.1)	(14.6)
Total trade and other accounts receivable – net	$680.8	$675.6
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
The components of Snap-on’s current finance and contract receivables as of March 31, 2018, and December 30, 2017, are as follows:

(Amounts in millions)	March 31, 2018	December 30, 2017
Finance receivables, net of unearned finance charges of $21.6 million and $21.0 million, respectively	$530.5	$523.1
Contract receivables, net of unearned finance charges of $18.0 million and $17.6 million, respectively	93.3	98.1
Total	623.8	621.2
Allowances for doubtful accounts:
Finance receivables	(18.3)	(17.7)
Contract receivables	(1.3)	(1.3)
Total	(19.6)	(19.0)
Total current finance and contract receivables – net	$604.2	$602.2

Finance receivables – net	$512.2	$505.4
Contract receivables – net	92.0	96.8
Total current finance and contract receivables – net	$604.2	$602.2

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of March 31, 2018, and December 30, 2017, are as follows:

(Amounts in millions)	March 31, 2018	December 30, 2017
Finance receivables, net of unearned finance charges of $17.1 million and $16.7 million, respectively	$1,075.9	$1,078.0
Contract receivables, net of unearned finance charges of $26.5 million and $25.5 million, respectively	329.4	325.9
Total	1,405.3	1,403.9
Allowances for doubtful accounts:
Finance receivables	(40.0)	(38.8)
Contract receivables	(3.3)	(3.3)
Total	(43.3)	(42.1)
Total long-term finance and contract receivables – net	$1,362.0	$1,361.8

Finance receivables – net	$1,035.9	$1,039.2
Contract receivables – net	326.1	322.6
Total long-term finance and contract receivables – net	$1,362.0	$1,361.8
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
The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the applicable agreement. Impaired finance and contract receivables are covered by the company’s respective allowances for doubtful accounts and are charged-off against the allowances when appropriate. As of March 31, 2018, and December 30, 2017, there were $27.9 million and $28.0 million, respectively, of impaired finance receivables, and there were $3.1 million and $2.3 million, respectively, of impaired contract receivables.
It is the general practice of Snap-on’s financial services business to not engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain impaired receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of March 31, 2018, and December 30, 2017, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The aging of finance and contract receivables as of March 31, 2018, and December 30, 2017, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
March 31, 2018:
Finance receivables	$13.2	$10.0	$20.1	$43.3	$1,563.1	$1,606.4	$15.8
Contract receivables	1.6	0.9	2.4	4.9	417.8	422.7	0.4

December 30, 2017:
Finance receivables	$19.3	$13.9	$20.1	$53.3	$1,547.8	$1,601.1	$15.4
Contract receivables	1.2	0.6	1.9	3.7	420.3	424.0	0.6
The amount of performing and nonperforming finance and contract receivables based on payment activity as of March 31, 2018, and December 30, 2017, is as follows:

	March 31, 2018		December 30, 2017
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$1,578.5	$419.6	$1,573.1	$421.7
Nonperforming	27.9	3.1	28.0	2.3
Total	$1,606.4	$422.7	$1,601.1	$424.0
The amount of finance and contract receivables on nonaccrual status as of March 31, 2018, and December 30, 2017, is as follows:

(Amounts in millions)	March 31, 2018	December 30, 2017
Finance receivables	$12.1	$12.6
Contract receivables	2.7	1.7
The following is a rollforward of the allowances for doubtful accounts for finance and contract receivables for the three months ended March 31, 2018, and April 1, 2017:

	Three Months Ended March 31, 2018		Three Months Ended April 1, 2017
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of period	$56.5	$4.6	$48.6	$3.9
Provision	15.8	0.5	13.0	1.3
Charge-offs	(15.8)	(0.6)	(12.9)	(0.6)
Recoveries	1.9	0.1	1.7	0.1
Currency translation	(0.1)	—	0.1	—
End of period	$58.3	$4.6	$50.5	$4.7

Note 5: Inventories

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Inventories by major classification are as follows:

(Amounts in millions)	March 31, 2018	December 30, 2017
Finished goods	$577.3	$541.9
Work in progress	50.7	49.3
Raw materials	126.5	122.7
Total FIFO value	754.5	713.9
Excess of current cost over LIFO cost	(75.7)	(75.1)
Total inventories – net	$678.8	$638.8
Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 60% and 61% of total inventories as of March 31, 2018, and December 30, 2017, respectively. The company accounts for its non-U.S. inventory on the FIFO method. As of March 31, 2018, approximately 32% of the company’s U.S. inventory was accounted for using the FIFO method and 68% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three months ended March 31, 2018, or April 1, 2017.
Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2018, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of December 30, 2017	$298.4	$12.5	$613.2	$924.1
Currency translation	8.3	—	3.2	11.5
Acquisitions and related adjustments	5.8	—	—	5.8
Balance as of March 31, 2018	$312.5	$12.5	$616.4	$941.4

Goodwill of $941.4 million as of March 31, 2018, includes: (i) $26.5 million, on a preliminary basis, from the acquisition of Norbar, (ii) $2.6 million, on a preliminary basis, from the acquisition of Fastorq, and (iii) $2.3 million, on a preliminary basis, from the acquisition of TCS. The goodwill from the Norbar, Fastorq and TCS acquisitions is included in the Commercial & Industrial Group. See Note 3 for additional information on acquisitions.
As the purchase accounting for deferred taxes for the acquired net assets of Norbar, Fastorq and TCS was not complete as of March 31, 2018, the allocation of the respective purchase prices and resulting goodwill has been prepared on a preliminary basis and changes to the allocations will occur as the deferred taxes are determined. The company expects to complete the purchase accounting within one year of the respective acquisition dates.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Additional disclosures related to other intangible assets are as follows:

	March 31, 2018		December 30, 2017
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$176.5	$(101.7)	$175.2	$(98.2)
Developed technology	19.2	(18.8)	18.9	(18.4)
Internally developed software	179.3	(137.1)	177.0	(133.4)
Patents	34.7	(23.1)	34.1	(22.7)
Trademarks	3.0	(2.0)	3.0	(2.0)
Other	8.0	(2.9)	7.7	(2.7)
Total	420.7	(285.6)	415.9	(277.4)
Non-amortized trademarks	116.6	—	115.2	—
Total other intangible assets	$537.3	$(285.6)	$531.1	$(277.4)
Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of March 31, 2018, the company had no accumulated impairment losses.
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
The aggregate amortization expense was $6.6 million and $7.1 million for the respective three months ended March 31, 2018, and April 1, 2017. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $25.4 million in 2018, $22.3 million in 2019, $18.1 million in 2020, $14.8 million in 2021, $13.5 million in 2022, and $12.4 million in 2023.
Note 7: Income Taxes
Snap-on’s effective income tax rate on earnings attributable to Snap-on was 26.2% and 30.7% in the first three months of 2018 and 2017, respectively.   The effective tax rate for 2018 includes the net tax benefits attributable to "H.R.1", formerly known as the U.S. Tax Cuts and Jobs Act (the "Tax Act"), which was signed into law on December 22, 2017.

The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; and (ii) requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Tax Act also established new tax laws that affect 2018, including, but not limited to: (i) the reduction of the U.S. federal corporate tax rate discussed above; (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (iii) a new provision designed to tax global intangible low-taxed income (“GILTI”); (iv) the repeal of the domestic production activity deductions; (v) limitations on the deductibility of certain executive compensation; (vi) limitations on the use of foreign tax credits to reduce the U.S. income tax liability; and (vii) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income (“FDII”).

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

The company’s accounting for the certain elements of the Tax Act was incomplete as of the period ended December 30, 2017, and remains incomplete as of March 31, 2018. However, the company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items. In connection with its initial analysis of the impact of the Tax Act, the company recorded a provisional discrete net tax expense of $7.0 million in the period ended December 30, 2017. This provisional estimate consists of a net expense of $13.7 million for the one-time transition tax and a net benefit of $6.7 million related to revaluation of deferred tax assets and liabilities, caused by the new lower corporate tax rate. To determine the transition tax, the company must determine the amount of post-1986 accumulated earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. While the company was able to make a reasonable estimate of the transition tax, it is continuing to gather additional information to more precisely compute the final amount. Likewise, while the company was able to make a reasonable estimate of the impact of the reduction to the corporate tax rate, its rate may be affected by other analyses related to the Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences. Due to the complexity of the new GILTI tax rules, the company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under GAAP, the company is allowed to make an accounting policy choice to either (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method"); or (ii) factor in such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The company’s selection of an accounting policy with respect to the new GILTI tax rules is dependent on additional analysis and potential future modifications to existing structures, which are not currently known. The company has not made a policy decision regarding whether to record deferred taxes on GILTI. The company will continue to analyze the full effects of the Tax Act on its consolidated financial statements.

During the first three months of 2018, the Internal Revenue Service issued new guidance affecting the computation of the company’s 2017 federal income tax liability. As a result of this new guidance and additional analysis of the impacts of the Tax Act, the company revised its prior estimates and recorded $2.6 million of additional tax expense related to the Tax Act during the period. The ultimate impact of the Tax Act may differ from the current estimates, possibly materially, due to changes in interpretations and assumptions the company has made, future guidance that may be issued and actions the company may take as a result of the law.
Snap-on and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. It is reasonably possible that certain unrecognized tax benefits may either be settled with taxing authorities or the statutes of limitations for such items may lapse within the next 12 months, causing Snap-on’s gross unrecognized tax benefits to decrease by a range of zero to $0.7 million. Over the next 12 months, Snap-on anticipates taking certain tax positions on various tax returns for which the related tax benefit does not meet the recognition threshold. Accordingly, Snap-on’s gross unrecognized tax benefits may increase by a range of zero to $1.5 million over the next 12 months for uncertain tax positions expected to be taken in future tax filings.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8: Short-term and Long-term Debt
Short-term and long-term debt as of March 31, 2018, and December 30, 2017, consisted of the following:

(Amounts in millions)	March 31, 2018	December 30, 2017
4.25% unsecured notes due 2018	$—	$250.0
6.70% unsecured notes due 2019	—	200.0
6.125% unsecured notes due 2021	250.0	250.0
3.25% unsecured notes due 2027	300.0	300.0
4.10% unsecured notes due 2048	400.0	—
Other debt*	141.5	186.8
	1,091.5	1,186.8
Less: notes payable and current maturities of long-term debt:
Current maturities of long-term debt	—	(250.0)
Commercial paper borrowings	(132.0)	(151.0)
Other notes	(13.2)	(32.2)
	(145.2)	(433.2)
Total long-term debt	$946.3	$753.6

*	Includes fair value adjustments related to interest rate swaps, debt discounts and debt issuance costs.
Notes payable and current maturities of long-term debt of $145.2 million as of March 31, 2018, included $132 million of commercial paper borrowings and $13.2 million of other notes. As of 2017 year end, notes payable and current maturities of long-term debt of $433.2 million included $250 million of unsecured 4.25% notes due on January 16, 2018 (the "2018 Notes"), that were repaid upon maturity in accordance with their terms, $151 million of commercial paper borrowings and $32.2 million of other notes. As of 2017 year end, $200 million of unsecured 6.70% notes due March 1, 2019 (the "2019 Notes") were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the 2017 year-end balance sheet date.
On February 20, 2018, Snap-on commenced a tender offer to repurchase the 2019 Notes with $26.1 million of the 2019 Notes tendered and repaid on February 27, 2018. On February 20, 2018, Snap-on also issued a notice of redemption for any remaining outstanding 2019 Notes not tendered, with the redemption completed on March 22, 2018. The total cash cost for this tender and redemption was $209.1 million, including accrued interest of $1.5 million. Snap-on recorded $7.8 million for the loss on the early extinguishment of debt related to the 2019 Notes, which included the redemption premium and other issuance costs associated with this debt in "Other income (expense) - net" on the accompanying Condensed Consolidated Statement of Earnings. See Note 15 for additional information on other income (expense) - net.
On February 20, 2018, Snap-on sold, at a discount, $400 million of unsecured 4.10% long-term notes that mature on March 1, 2048 (the "2048 Notes"). Interest on the 2048 Notes is payable semi-annually beginning September 1, 2018. Snap-on used a portion of the $395.4 million of net proceeds from the sale of the 2048 Notes, reflecting $3.5 million of transaction costs, to repay the 2019 Notes. The remaining net proceeds were used to repay a portion of its then-outstanding commercial paper borrowings and for general corporate purposes, which may include working capital, capital expenditures and possible acquisitions.
On February 15, 2017, Snap-on sold, at a discount, $300 million of unsecured 3.25% long-term notes that mature on March 1, 2027 (the “2027 Notes”). Interest on the 2027 Notes is payable semi-annually beginning September 1, 2017. Snap-on used the $297.8 million of net proceeds from the sale of the 2027 Notes, reflecting $1.9 million of transaction costs, to repay a portion of its then-outstanding commercial paper borrowings and the remainder was retained for general corporate purposes, including working capital, capital expenditures and possible acquisitions.

Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of March 31, 2018. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of March 31, 2018, the company’s actual ratios of 0.24 and 1.04 respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.
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
Snap-on enters into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100 million as of both March 31, 2018, and December 30, 2017.
Snap-on entered into a $300 million treasury lock in the fourth quarter of 2017 to manage the potential change in interest rates in anticipation of the possible issuance of fixed rate debt in the first quarter of 2018. Treasury locks are accounted for as cash flow

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

hedges. The effective differentials to be paid or received on treasury locks related to the anticipated issuance of fixed rate debt are initially recorded in Accumulated OCI, net of tax effect.
In the first quarter of 2018, Snap-on settled the outstanding $300 million treasury lock after it was deemed to be an ineffective hedge related to the 2048 Notes which were issued in February 2018. The $13.3 million gain on the settlement of the treasury lock was recorded in "Other income (expense) - net" on the accompanying Condensed Consolidated Statements of Earnings. As of March 31, 2018, no treasury locks were outstanding. The notional amount of treasury locks outstanding and designated as cash flow hedges as of December 30, 2017, was $300 million. See Note 15 for additional information on other income (expense) - net.
In first quarter of 2017, Snap-on settled the $250 million treasury lock in conjunction with the February 2017 issuance of the 2027 Notes. The $14.9 million gain on the settlement of the treasury lock was recorded in Accumulated OCI and is being amortized over the term of the 2027 Notes and recognized as an adjustment to interest expense on the Condensed Consolidated Statements of Earnings.
Stock-based Deferred Compensation Risk Management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of March 31, 2018, Snap-on had equity forwards in place intended to manage market risk with respect to 102,300 shares of Snap-on common stock associated with its deferred compensation plans.
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
Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	March 31, 2018		December 30, 2017
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,548.1	$1,782.0	$1,544.6	$1,791.5
Contract receivables – net	418.1	456.1	419.4	459.1
Long-term debt, notes payable and current maturities of long-term debt	1,091.5	1,119.7	1,186.8	1,235.6
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Pension Plans
Snap-on’s net periodic pension cost included the following components:

	Three Months Ended
(Amounts in millions)	March 31, 2018	April 1, 2017
Service cost	$6.5	$5.9
Interest cost	13.2	14.0
Expected return on plan assets	(21.7)	(20.1)
Amortization of unrecognized loss	8.0	6.9
Amortization of prior service credit	(0.3)	(0.3)
Net periodic pension cost	$5.7	$6.4
The components of net periodic pension cost, other than the service cost component, are included in "Other income (expense) - net" on the accompanying Condensed Consolidated Statements of Earnings. See Note 15 for additional information on other income (expense) - net.
Snap-on intends to make contributions of $9.7 million to its foreign pension plans and $2.4 million to its domestic pension plans in 2018, as required by law. In the first three months of 2018, Snap-on made $10.3 million of cash contributions to its domestic pension plans consisting of (i) $10.0 million of discretionary contributions and (ii) $0.3 million of required contributions. Depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in 2018.
Note 11: Postretirement Health Care Plans
Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended
(Amounts in millions)	March 31, 2018	April 1, 2017
Interest cost	$0.5	$0.5
Expected return on plan assets	(0.2)	(0.2)
Amortization of unrecognized gain	(0.1)	(0.1)
Net periodic postretirement health care cost	$0.2	$0.2

The components of net periodic postretirement health care cost, other than the service cost component, are included in "Other income (expense) - net" on the accompanying Condensed Consolidated Statements of Earnings. See Note 15 for additional information on other income (expense) - net.
Note 12: Stock-based Compensation and Other Stock Plans
The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan will continue in accordance with their terms. As of March 31, 2018, the 2011 Plan had 2,571,111 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.
Net stock-based compensation expense was $6.7 million and $7.4 million for the respective three months ended March 31, 2018, and April 1, 2017. Cash received from stock purchase and option plan exercises during the respective three months ended March 31, 2018, and April 1, 2017, totaled $11.5 million and $14.1 million. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $5.1 million and $9.0 million for the respective three months ended March 31, 2018, and April 1, 2017.

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
The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three months ended March 31, 2018, and April 1, 2017, using the Black-Scholes valuation model:

	Three Months Ended
	March 31, 2018	April 1, 2017
Expected term of option (in years)	5.35	5.15
Expected volatility factor	20.08%	22.01%
Expected dividend yield	1.68%	1.63%
Risk-free interest rate	2.71%	1.78%
A summary of stock option activity as of and for the three months ended March 31, 2018, is presented below:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 30, 2017	3,198	$115.30
Granted	515	161.18
Exercised	(137)	83.75
Forfeited or expired	(10)	157.97
Outstanding at March 31, 2018	3,566	123.02	6.7	$107.5
Exercisable at March 31, 2018	2,446	106.15	5.6	105.6

*	Weighted-average
The weighted-average grant date fair value of options granted during the three months ended March 31, 2018, and April 1, 2017, was $30.21 and $31.13, respectively. The intrinsic value of options exercised was $11.0 million and $13.2 million during the respective three months ended March 31, 2018, and April 1, 2017. The fair value of stock options vested was $16.0 million and $14.0 million during the respective three months ended March 31, 2018, and April 1, 2017.

As of March 31, 2018, there was $30.7 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.
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
The fair value of performance awards is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of performance awards granted during the three months ended March 31, 2018, and April 1, 2017, was $160.22 and $168.70, respectively. PSUs related to 50,182 shares and 60,980 shares were paid out during the respective three months ended March 31, 2018, and April 1, 2017. Earned PSUs are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).
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
Changes to the company’s non-vested performance awards during the three months ended March 31, 2018, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at December 30, 2017	132	$149.93
Granted	91	160.22
Vested	—	—
Cancellations and other	(3)	157.54
Non-vested performance awards at March 31, 2018	220	154.08

*	Weighted-average
As of March 31, 2018, there was $20.5 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the three months ended March 31, 2018, and April 1, 2017, using the Black-Scholes valuation model:

	Three Months Ended
	March 31, 2018	April 1, 2017
Expected term of stock-settled SARs (in years)	3.58	3.99
Expected volatility factor	20.08%	19.39%
Expected dividend yield	1.63%	1.46%
Risk-free interest rate	2.40%	1.55%
Changes to the company’s stock-settled SARs during the three months ended March 31, 2018, are as follows:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 30, 2017	360	$138.63
Granted	89	161.18
Exercised	(8)	101.87
Forfeited or expired	(17)	126.80
Outstanding at March 31, 2018	424	144.50	7.9	$4.6
Exercisable at March 31, 2018	240	132.62	7.0	4.3

*	Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the three months ended March 31, 2018, and April 1, 2017, was $24.71 and $24.13, respectively. The intrinsic value of stock-settled SARs exercised was $0.6 million and $0.5 million during the respective three months ended March 31, 2018, and April 1, 2017. The fair value of stock-settled SARs vested was $2.2 million and $2.1 million during the respective three months ended March 31, 2018, and April 1, 2017.
As of March 31, 2018, there was $4.1 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 2.2 years.
The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the three months ended March 31, 2018, and April 1, 2017, using the Black-Scholes valuation model:

	Three Months Ended
	March 31, 2018	April 1, 2017
Expected term of cash-settled SARs (in years)	3.50	3.90
Expected volatility factor	20.41%	19.27%
Expected dividend yield	1.63%	1.55%
Risk-free interest rate	2.39%	1.50%
The intrinsic value of cash-settled SARs exercised was $2.0 million and $0.6 million during the respective three months ended March 31, 2018, and April 1, 2017. The fair value of cash-settled SARs vested during the three months ended March 31, 2018, and April 1, 2017, was zero and $0.2 million, respectively.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes to the company’s non-vested cash-settled SARs during the three months ended March 31, 2018, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at December 30, 2017	5	$35.41
Granted	1	24.71
Vested	(3)	16.08
Non-vested cash-settled SARs at March 31, 2018	3	19.66

*	Weighted-average

As of March 31, 2018, there was $0.1 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.9 years.
Restricted Stock Awards – Non-employee Directors
The company awarded 6,975 shares and 6,966 shares of restricted stock to non-employee directors in the first three months of 2018 and 2017, respectively. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions for the restricted stock generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.
Note 13: Earnings Per Share
The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Weighted-average common shares outstanding	56,651,508	57,940,664
Effect of dilutive securities	1,113,721	1,383,806
Weighted-average common shares outstanding, assuming dilution	57,765,229	59,324,470
The dilutive effect of the potential exercise of outstanding options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of March 31, 2018, there were 715,083 awards outstanding that were anti-dilutive; as of April 1, 2017, there were 3,000 awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date.

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap‑on’s product warranty accrual activity for the three months ended March 31, 2018, and April 1, 2017, is as follows:

	Three Months Ended
(Amounts in millions)	March 31, 2018	April 1, 2017
Warranty reserve:
Beginning of period	$17.2	$16.0
Additions	3.8	3.7
Usage	(3.5)	(2.6)
End of period	$17.5	$17.1
Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. The Condensed Consolidated Balance Sheets as of March 31, 2018, and December 30, 2017, included fiscal 2017 accruals of $30.9 million related to a judgment in a patent-related litigation matter, as well as $15.0 million related to a judgment in an employment-related litigation matter brought by an individual; both judgments are being appealed.
Although it is not possible to predict the outcome of these legal matters, management believes that the results of all legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.
Note 15: Other Income (Expense) – Net
“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended
(Amounts in millions)	March 31, 2018	April 1, 2017
Interest income	$0.1	$0.1
Net foreign exchange loss	(2.1)	(1.7)
Net periodic pension and postretirement benefits (costs) – non-service	0.6	(0.7)
Settlement of treasury lock	13.3	—
Loss on early extinguishment of debt	(7.8)	—
Other	(1.3)	(0.1)
Total other income (expense) – net	$2.8	$(2.4)

Note 16: Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended March 31, 2018:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 30, 2017	$(82.5)	$14.5	$(261.0)	$(329.0)
Other comprehensive income (loss) before reclassifications	39.1	(0.8)	—	38.3
Amounts reclassified from Accumulated OCI	—	(0.5)	5.8	5.3
Net other comprehensive income (loss)	39.1	(1.3)	5.8	43.6
Balance as of March 31, 2018	$(43.4)	$13.2	$(255.2)	$(285.4)

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended April 1, 2017:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 31, 2016	$(217.7)	$9.2	$(290.0)	$(498.5)
Other comprehensive income before reclassifications	38.1	6.1	—	44.2
Amounts reclassified from Accumulated OCI	—	(0.3)	4.2	3.9
Net other comprehensive income	38.1	5.8	4.2	48.1
Balance as of April 1, 2017	$(179.6)	$15.0	$(285.8)	$(450.4)

The reclassifications out of Accumulated OCI for the three month periods ended March 31, 2018, and April 1, 2017, are as follows:

	Amount Reclassified from Accumulated OCI
	Three Months Ended
	March 31, 2018	April 1, 2017	Statement of Earnings Presentation
(Amounts in millions)
Gains on cash flow hedges:
Treasury locks	$0.5	$0.3	Interest expense
Income tax expense	—	—	Income tax expense
Net of tax	0.5	0.3

Amortization of net unrecognized losses and prior service credits	(7.6)	(6.5)	See footnote below*
Income tax benefit	1.8	2.3	Income tax expense
Net of tax	(5.8)	(4.2)
Total reclassifications for the period, net of tax	$(5.3)	$(3.9)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 10 and Note 11 for further information.

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
Snap-on evaluates the performance of its operating segments based on segment revenues, including both external and intersegment net sales, and segment operating earnings. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Corporate assets consist of cash and cash equivalents (excluding cash held at Financial Services), deferred income taxes and certain other assets. All significant intersegment amounts are eliminated to arrive at Snap-on’s

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

consolidated financial results. See Note 1 for additional information on the retrospective adoption of ASU No. 2017-07 for the first quarter ended April 1, 2017.
Financial Data by Segment:

	Three Months Ended
(Amounts in millions)	March 31, 2018	April 1, 2017
Net sales:
Commercial & Industrial Group	$331.6	$298.7
Snap-on Tools Group	404.7	409.4
Repair Systems & Information Group	337.0	318.8
Segment net sales	1,073.3	1,026.9
Intersegment eliminations	(137.8)	(139.8)
Total net sales	$935.5	$887.1
Financial Services revenue	83.0	76.8
Total revenues	$1,018.5	$963.9
Operating earnings:
Commercial & Industrial Group	$46.5	$41.9
Snap-on Tools Group	68.9	70.3
Repair Systems & Information Group	85.8	79.1
Financial Services	56.9	52.5
Segment operating earnings	258.1	243.8
Corporate	(23.5)	(21.1)
Operating earnings	$234.6	$222.7
Interest expense	(13.6)	(12.7)
Other income (expense) – net	2.8	(2.4)
Earnings before income taxes and equity earnings	$223.8	$207.6

(Amounts in millions)	March 31, 2018	December 30, 2017
Assets:
Commercial & Industrial Group	$1,136.2	$1,113.9
Snap-on Tools Group	762.0	714.3
Repair Systems & Information Group	1,311.5	1,314.3
Financial Services	1,968.7	1,971.8
Total assets from reportable segments	$5,178.4	$5,114.3
Corporate	204.5	200.6
Elimination of intersegment receivables	(65.3)	(65.8)
Total assets	$5,317.6	$5,249.1

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution Regarding Forward-Looking Statements:
Statements in this document that are not historical facts, including statements that (i) are in the future tense; (ii) include the words “expects,” “plans,” “targets,” “estimates,” “believes,” “anticipates,” or similar words that reference Snap-on Incorporated (“Snap-on” or “the company”) or its management; (iii) are specifically identified as forward-looking; or (iv) describe Snap-on’s or management’s future outlook, plans, estimates, objectives or goals, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Snap-on cautions the reader that any forward-looking statements included in this document that are based upon assumptions and estimates were developed by management in good faith and are subject to risks, uncertainties or other factors that could cause (and in some cases have caused) actual results to differ materially from those described in any such statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results or regarded as a representation by the company or its management that the projected results will be achieved. For those forward-looking statements, Snap-on cautions the reader that numerous important factors, such as those listed below, as well as those factors discussed in its Annual Report on Form 10-K for the fiscal year ended December 30, 2017, which are incorporated herein by reference, could affect the company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Snap-on.
These risks and uncertainties include, without limitation, uncertainties related to estimates, statements, assumptions and projections generally, and the timing and progress with which Snap-on can attain value through its Snap-on Value Creation Processes, including its ability to realize efficiencies and savings from its rapid continuous improvement and other cost reduction initiatives, improve workforce productivity, achieve improvements in the company’s manufacturing footprint and greater efficiencies in its supply chain, and enhance machine maintenance, plant productivity and manufacturing line set-up and change-over practices, any or all of which could result in production inefficiencies, higher costs and/or lost revenues. These risks also include uncertainties related to Snap-on’s capability to implement future strategies with respect to its existing businesses, its ability to refine its brand and franchise strategies, retain and attract franchisees, further enhance service and value to franchisees and thereby help improve their sales and profitability, introduce successful new products, successfully pursue, complete and integrate acquisitions, as well as its ability to withstand disruption arising from natural disasters, planned facility closures or other labor interruptions, the effects of external negative factors, including adverse developments in world financial markets, developments related to tariffs and other trade issues or disputes, weakness in certain areas of the global economy (including as a result of the United Kingdom’s pending exit from the European Union), and significant changes in the current competitive environment, inflation, interest rates and other monetary and market fluctuations, changes in tax rates, laws and regulations, and the impact of energy and raw material supply and pricing, including steel (as a result of recently-imposed U.S. tariffs on certain steel imports or otherwise) and gasoline, the amount, rate and growth of Snap-on’s general and administrative expenses, including health care and postretirement costs (resulting from, among other matters, U.S. health care legislation and its ongoing implementation or reform), continuing and potentially increasing required contributions to pension and postretirement plans, the impacts of non-strategic business and/or product line rationalizations, and the effects on business as a result of new legislation, regulations or government-related developments or issues, risks associated with data security and technological systems and protections, potential reputational damages and costs related to litigation as well as an inability to assure that costs will be reduced or eliminated on appeal, and other world or local events outside Snap-on’s control, including terrorist disruptions. Snap-on disclaims any responsibility to update any forward-looking statement provided in this document, except as required by law.
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

Recent Acquisitions
On January 31, 2018, Snap-on acquired substantially all of the assets of George A. Sturdevant, Inc. (d/b/a Fastorq) for a cash purchase price of $3.0 million. Fastorq, based in New Caney, Texas, designs, assembles and distributes hydraulic torque and hydraulic tensioning products for use in critical industries. The acquisition of the Fastorq product line complemented and increased Snap-on's existing torque product offering and broadened its established capabilities in serving critical industries.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

On July 28, 2017, Snap-on acquired Torque Control Specialists Pty Ltd (“TCS”) for a cash purchase price of $3.6 million (or $3.5 million, net of cash acquired). TCS distributes a full range of torque products, including wrenches, multipliers and calibrators for use in critical industries.
On May 4, 2017, Snap-on acquired Norbar Torque Tools Holdings Limited, along with its U.S. and Chinese joint ventures (“Norbar”) for a cash purchase price of $71.6 million (or $69.9 million, net of cash acquired). Norbar designs and manufactures a full range of torque products, including wrenches, multipliers and calibrators for use in critical industries.
On January 30, 2017, Snap-on acquired BTC Global Limited (“BTC”) for a cash purchase price of $9.2 million. BTC designs and implements automotive vehicle inspection and management software for original equipment manufacturer (“OEM”) franchise repair shops.
For segment reporting purposes, the results of operations and assets of Fastorq, TCS and Norbar have been included in the Commercial & Industrial Group since the acquisition date and the results of operations and assets of BTC have been included in the Repair Systems and Information Group since the acquisition date.
Pro forma financial information has not been presented for any of these acquisitions as the net effects, individually and collectively, were neither significant nor material to Snap-on’s results of operations or financial position.
Impact of the Tax Act
The effective tax rate for 2018 includes the net tax benefits attributable to the U.S. Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law on December 22, 2017.

The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the future U.S. federal corporate tax rate from 35 percent to 21 percent; and (ii) requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries.

The Tax Act also established new tax laws that affect 2018, including, but not limited to: (i) the reduction of the U.S. federal corporate tax rate discussed above; (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (iii) a new provision designed to tax global intangible low-taxed income (“GILTI”); (iv) the repeal of the domestic production activity deductions; (v) limitations on the deductibility of certain executive compensation; (vi) limitations on the use of foreign tax credits to reduce the U.S. income tax liability; and (vii) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income (“FDII”).

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

The company’s accounting for the certain elements of the Tax Act was incomplete as of the period ended December 30, 2017, and remains incomplete as of March 31, 2018. However, the company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items. In connection with its initial analysis of the impact of the Tax Act, the company recorded a provisional discrete net tax expense of $7.0 million in the period ended December 30, 2017. This provisional estimate consists of a net expense of $13.7 million for the one-time transition tax and a net benefit of $6.7 million related to revaluation of deferred tax assets and liabilities, caused by the new lower corporate tax rate. To determine the transition tax, the company must determine the amount of post-1986 accumulated earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. While the company was able to make a reasonable estimate of the transition tax, it is continuing to gather additional information to more precisely compute the final amount. Likewise, while the company was able to make a reasonable estimate of the impact of the reduction to the corporate tax rate, its rate may be affected by other analyses related to the Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences. Due to the complexity of the new GILTI tax rules, the company is continuing to evaluate this provision of the Tax Act

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

and the application of ASC 740. Under GAAP, the company is allowed to make an accounting policy choice to either (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method"); or (ii) factor in such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The company’s selection of an accounting policy with respect to the new GILTI tax rules is dependent on additional analysis and potential future modifications to existing structures, which are not currently known. The company has not made a policy decision regarding whether to record deferred taxes on GILTI. The company will continue to analyze the full effects of the Tax Act on its consolidated financial statements.

During the first three months of 2018, the Internal Revenue Service issued new guidance affecting the computation of the company’s 2017 federal income tax liability. As a result of this new guidance and additional analysis of the impacts of the Tax Act, the company revised its prior estimates and recorded $2.6 million of additional tax expense related to the Tax Act during the period. The ultimate impact of the Tax Act may differ from the current estimates, possibly materially, due to changes in interpretations and assumptions the company has made, future guidance that may be issued and actions the company may take as a result of the law.

Impact of ASU No. 2017-07

At the beginning of fiscal 2018, Snap-on adopted ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires changes to be applied retrospectively; as such, prior periods have been restated to reflect this adoption. See Note 1 to the Condensed Consolidated Financial Statements for further information on the adoption of this ASU.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

RESULTS OF OPERATIONS
Results of operations for the three months ended March 31, 2018, and April 1, 2017, are as follows:

	Three Months Ended
(Amounts in millions)	March 31, 2018		April 1, 2017		Change
Net sales	$935.5	100.0%	$887.1	100.0%	$48.4	5.5%
Cost of goods sold	(463.9)	(49.6)%	(438.8)	(49.5)%	(25.1)	(5.7)%
Gross profit	471.6	50.4%	448.3	50.5%	23.3	5.2%
Operating expenses	(293.9)	(31.4)%	(278.1)	(31.3)%	(15.8)	(5.7)%
Operating earnings before financial services	177.7	19.0%	170.2	19.2%	7.5	4.4%

Financial services revenue	83.0	100.0%	76.8	100.0%	6.2	8.1%
Financial services expenses	(26.1)	(31.4)%	(24.3)	(31.6)%	(1.8)	(7.4)%
Operating earnings from financial services	56.9	68.6%	52.5	68.4%	4.4	8.4%

Operating earnings	234.6	23.0%	222.7	23.1%	11.9	5.3%
Interest expense	(13.6)	(1.3)%	(12.7)	(1.3)%	(0.9)	(7.1)%
Other income (expense) – net	2.8	0.3%	(2.4)	(0.3)%	5.2	NM
Earnings before income taxes and equity earnings	223.8	22.0%	207.6	21.5%	16.2	7.8%
Income tax expense	(57.6)	(5.7)%	(62.6)	(6.5)%	5.0	8.0%
Earnings before equity earnings	166.2	16.3%	145.0	15.0%	21.2	14.6%
Equity earnings, net of tax	0.6	0.1%	0.1	0.1%	0.5	NM
Net earnings	166.8	16.4%	145.1	15.1%	21.7	15.0%
Net earnings attributable to noncontrolling interests	(3.8)	(0.4)%	(3.5)	(0.4)%	(0.3)	(8.6)%
Net earnings attributable to Snap-on Inc.	$163.0	16.0%	$141.6	14.7%	$21.4	15.1%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $935.5 million in the first quarter of 2018 increased $48.4 million, or 5.5%, from 2017 levels, reflecting a $7.2 million, or 0.8%, increase in organic sales (a non-GAAP financial measure that excludes acquisition-related sales and the impact of foreign currency translation), $14.3 million of acquisition-related sales, and $26.9 million of favorable foreign currency translation. Snap-on has significant international operations and is subject to risks inherent with foreign operations, including foreign currency translation fluctuations.
References in this report to “organic sales” refer to sales from continuing operations calculated in accordance with GAAP, excluding acquisition-related sales and the impact of foreign currency translation. Management evaluates the company’s sales performance based on organic sales growth, which primarily reflects growth from the company’s existing businesses as a result of increased output, customer base and geographic expansion, new product development and/or pricing, and excludes sales contributions from acquired operations the company did not own as of the comparable prior-year reporting period. The company’s organic sales disclosures also exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying growth trends in our businesses and facilitating comparisons of our sales performance with prior periods.

Gross profit of $471.6 million in the first quarter of 2018 compared to $448.3 million last year. Gross margin (gross profit as a percentage of net sales) of 50.4% in the quarter declined 10 basis points (100 basis points (“bps”) equals 1.0 percent) from 50.5% last year primarily due to 20 bps of unfavorable foreign currency effects and a 10 bps impact from acquisitions, as well as higher other costs, partially offset by savings from the company’s “Rapid Continuous Improvement” or “RCI” initiatives.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Snap-on’s RCI initiatives employ a structured set of tools and processes across multiple businesses and geographies intended to eliminate waste and improve operations. Savings from Snap-on’s RCI initiatives reflect benefits from a wide variety of ongoing efficiency, productivity and process improvements, including savings generated from product design cost reductions, improved manufacturing line set-up and change-over practices, lower-cost sourcing initiatives and facility optimization. Unless individually significant, it is not practicable to disclose each RCI activity that generated savings and/or segregate RCI savings embedded in sales volume increases.

Operating expenses of $293.9 million in the first quarter of 2018 compared to $278.1 million last year. The operating expense margin (operating expenses as a percentage of net sales) of 31.4% compared to 31.3% last year.
Operating earnings before financial services of $177.7 million in the first quarter of 2018, including $3.7 million of favorable foreign currency effects, increased $7.5 million, or 4.4%, as compared to $170.2 million last year. As a percentage of net sales, operating earnings before financial services of 19.0%, including 20 bps of unfavorable foreign currency effects, compared to 19.2% last year.
Financial services revenue of $83.0 million in the first quarter of 2018 compared to revenue of $76.8 million last year. Financial services operating earnings of $56.9 million in the first quarter of 2018, including $0.5 million of favorable foreign currency effects, increased $4.4 million, or 8.4%, as compared to $52.5 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.
Operating earnings of $234.6 million in the first quarter of 2018, including $4.2 million of favorable foreign currency effects, increased $11.9 million, or 5.3%, from $222.7 million last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 23.0% in the quarter, including 20 bps of unfavorable foreign currency effects, compared to 23.1% last year.
Interest expense was $13.6 million and $12.7 million in the respective first quarters of 2018 and 2017. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net was income of $2.8 million and expense of $2.4 million in the respective first quarters of 2018 and 2017. Other income (expense) – net in fiscal 2018 includes a net gain of $5.5 million associated with a treasury lock settlement gain of $13.3 million related to the issuance of debt, partially offset by $7.8 million of expense related to the early extinguishment of debt (collectively, the "net debt items"), net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 15 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.
Snap-on’s 2018 first quarter effective income tax rate on earnings attributable to Snap-on was 26.2%, including 120 bps related to the implementation of tax legislation ("tax charge"), as compared to 30.7% in 2017. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on of $163.0 million, or $2.82 per diluted share, in the first quarter of 2018, including $4.1 million, or $0.07 per diluted share, for the after-tax net debt items, and $2.6 million, or $0.04 per diluted share for the tax charge, increased $21.4 million, or $0.43 per diluted share, from 2017 levels. Net earnings attributable to Snap-on in the first quarter of 2017 were $141.6 million, or $2.39 per diluted share.

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
Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	March 31, 2018		April 1, 2017		Change
External net sales	$258.8	78.0%	$225.6	75.5%	$33.2	14.7%
Intersegment net sales	72.8	22.0%	73.1	24.5%	(0.3)	(0.4)%
Segment net sales	331.6	100.0%	298.7	100.0%	32.9	11.0%
Cost of goods sold	(202.3)	(61.0)%	(182.0)	(60.9)%	(20.3)	(11.2)%
Gross profit	129.3	39.0%	116.7	39.1%	12.6	10.8%
Operating expenses	(82.8)	(25.0)%	(74.8)	(25.1)%	(8.0)	(10.7)%
Segment operating earnings	$46.5	14.0%	$41.9	14.0%	$4.6	11.0%
Segment net sales of $331.6 million in the first quarter of 2018 increased $32.9 million, or 11.0%, from 2017 levels, reflecting a $6.0 million, or 1.9%, organic sales gain, $13.6 million of acquisition-related sales, and $13.3 million of favorable foreign currency translation. The organic sales increase includes low single-digit gains in sales to customers in critical industries, sales in the segment’s European-based hand tools business and in its Asia/Pacific operations, partially offset by a mid single-digit decrease in sales of power tools.
Segment gross profit of $129.3 million in the first quarter of 2018 compared to $116.7 million last year. First quarter gross margin of 39.0% in 2018 decreased 10 bps from 39.1% in 2017 primarily due to 50 bps of unfavorable foreign currency effects, partially offset by the benefits of higher sales volume and the company’s RCI initiatives.
Segment operating expenses of $82.8 million in the first quarter of 2018 compared to $74.8 million last year. The operating expense margin of 25.0% in 2018 improved 10 bps from 25.1% in 2017, as 20 bps of unfavorable foreign currency effects were more than offset by benefits from RCI and other cost reduction initiatives.
As a result of these factors, segment operating earnings of $46.5 million in the first quarter of 2018, including $0.5 million of unfavorable foreign currency effects, increased $4.6 million from 2017 levels. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 14.0% in 2018, including 70 bps of unfavorable foreign currency effects, was unchanged from 2017.

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	March 31, 2018		April 1, 2017		Change
Segment net sales	$404.7	100.0%	$409.4	100.0%	$(4.7)	(1.1)%
Cost of goods sold	(224.4)	(55.4)%	(232.3)	(56.7)%	7.9	3.4%
Gross profit	180.3	44.6%	177.1	43.3%	3.2	1.8%
Operating expenses	(111.4)	(27.6)%	(106.8)	(26.1)%	(4.6)	(4.3)%
Segment operating earnings	$68.9	17.0%	$70.3	17.2%	$(1.4)	(2.0)%

Segment net sales of $404.7 million in the first quarter of 2018 decreased $4.7 million, or 1.1%, from 2017 levels, reflecting an $11.4 million, or 2.7%, organic sales decline, partially offset by $6.7 million of favorable foreign currency translation. The organic sales decline includes a mid single-digit decrease in the company’s U.S. franchise operations, partially offset by a mid single-digit sales gain in the company’s international franchise operations.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Segment gross profit of $180.3 million in the first quarter of 2018 compared to $177.1 million last year. Gross margin of 44.6% improved 130 bps from 43.3% last year primarily due to 50 bps of favorable foreign currency effects, a year-over-year shift in product mix and benefits from the company's RCI initiatives.
Segment operating expenses of $111.4 million in the first quarter of 2018 compared to $106.8 million last year. The operating expense margin of 27.6% increased 150 bps from 26.1% last year primarily due to the effect of the lower sales.
As a result of these factors, segment operating earnings of $68.9 million in the first quarter of 2018, including $3.7 million of favorable foreign currency effects, decreased $1.4 million from 2017 levels. Operating margin for the Snap-on Tools Group of 17.0% in the first quarter of 2018 compared to 17.2% last year.

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	March 31, 2018		April 1, 2017		Change
External net sales	$272.0	80.7%	$252.1	79.1%	$19.9	7.9%
Intersegment net sales	65.0	19.3%	66.7	20.9%	(1.7)	(2.5)%
Segment net sales	337.0	100.0%	318.8	100.0%	18.2	5.7%
Cost of goods sold	(175.0)	(51.9)%	(164.3)	(51.5)%	(10.7)	(6.5)%
Gross profit	162.0	48.1%	154.5	48.5%	7.5	4.9%
Operating expenses	(76.2)	(22.6)%	(75.4)	(23.7)%	(0.8)	(1.1)%
Segment operating earnings	$85.8	25.5%	$79.1	24.8%	$6.7	8.5%
Segment net sales of $337.0 million in the first quarter of 2018 increased $18.2 million, or 5.7%, from 2017 levels, reflecting an $8.4 million, or 2.6%, organic sales gain, $0.7 million of acquisition-related sales and $9.1 million of favorable foreign currency translation. The organic sales increase includes a mid single-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers, and a low single-digit sales increase to OEM dealerships, while sales of undercar equipment were essentially flat.
Segment gross profit of $162.0 million in the first quarter of 2018 compared to $154.5 million last year. Gross margin of 48.1% decreased 40 bps from 48.5% last year primarily as a result of 30 bps of unfavorable foreign currency effects.
Segment operating expenses of $76.2 million in the first quarter of 2018 compared to $75.4 million last year. The operating expense margin of 22.6% improved 110 bps from 23.7% last year primarily due to benefits from sales volume leverage and RCI initiatives partially offset by a 20 bps impact from unfavorable foreign currency effects.

As a result of these factors, segment operating earnings of $85.8 million in the first quarter of 2018, including $0.5 million of favorable foreign currency effects, increased $6.7 million from 2017 levels. Operating margin for the Repair Systems & Information Group of 25.5% in the first quarter of 2018 improved 70 bps from 24.8% last year.

Financial Services

	Three Months Ended
(Amounts in millions)	March 31, 2018		April 1, 2017		Change
Financial services revenue	$83.0	100.0%	$76.8	100.0%	$6.2	8.1%
Financial services expenses	(26.1)	(31.4)%	(24.3)	(31.6)%	(1.8)	(7.4)%
Segment operating earnings	$56.9	68.6%	$52.5	68.4%	$4.4	8.4%
Financial services revenue of $83.0 million in the first quarter of 2018 increased $6.2 million, or 8.1%, from $76.8 million last year primarily due to $6.8 million of higher revenue as a result of growth of the company’s financial services portfolio, partially offset by $0.6 million of decreased revenue from lower average yields on finance and contract receivables. In the first quarter, the average yield on finance receivables was 17.8% for 2018 and 18.0% for 2017, and the respective average yield on contract receivables was 9.2% and 9.3%. Originations of $247.3 million in the first quarter of 2018 decreased $17.3 million, or 6.5%, from 2017 levels.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses of $26.1 million in the first quarter of 2018 increased $1.8 million from $24.3 million last year primarily due to changes in both the size of the portfolio and in the provisions for credit losses. As a percentage of the average financial services portfolio, financial services expenses were 1.3% in both of the first quarters of 2018 and 2017.
Financial services operating earnings of $56.9 million in the first quarter of 2018, including $0.5 million of favorable foreign currency effects, increased $4.4 million, or 8.4%, from 2017 levels.

See Note 4 to the Condensed Consolidated Financial Statements for further information on financial services.
Corporate
Snap-on’s first quarter 2018 general corporate expenses of $23.5 million increased $2.4 million from $21.1 million last year.

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
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings information for the three months ended March 31, 2018, and April 1, 2017, is as follows:

	Operations*		Financial Services
(Amounts in millions)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net sales	$935.5	$887.1	$—	$—
Cost of goods sold	(463.9)	(438.8)	—	—
Gross profit	471.6	448.3	—	—
Operating expenses	(293.9)	(278.1)	—	—
Operating earnings before financial services	177.7	170.2	—	—

Financial services revenue	—	—	83.0	76.8
Financial services expenses	—	—	(26.1)	(24.3)
Operating earnings from financial services	—	—	56.9	52.5

Operating earnings	177.7	170.2	56.9	52.5
Interest expense	(13.5)	(12.6)	(0.1)	(0.1)
Intersegment interest income (expense) – net	18.9	17.5	(18.9)	(17.5)
Other income (expense) – net	2.8	(2.4)	—	—
Earnings before income taxes and equity earnings	185.9	172.7	37.9	34.9
Income tax expense	(47.8)	(49.7)	(9.8)	(12.9)
Earnings before equity earnings	138.1	123.0	28.1	22.0
Financial services – net earnings attributable to Snap-on	28.1	22.0	—	—
Equity earnings, net of tax	0.6	0.1	—	—
Net earnings	166.8	145.1	28.1	22.0
Net earnings attributable to noncontrolling interests	(3.8)	(3.5)	—	—
Net earnings attributable to Snap-on	$163.0	$141.6	$28.1	$22.0
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheet information as of March 31, 2018, and December 30, 2017, is as follows:

	Operations*		Financial Services
(Amounts in millions)	March 31, 2018	December 30, 2017	March 31, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$97.4	$91.8	$0.1	$0.2
Intersegment receivables	28.3	17.1	—	—
Trade and other accounts receivable – net	679.9	674.9	0.9	0.7
Finance receivables – net	—	—	512.2	505.4
Contract receivables – net	6.8	9.4	85.2	87.4
Inventories – net	678.8	638.8	—	—
Prepaid expenses and other assets	113.8	117.6	0.9	0.7
Total current assets	1,605.0	1,549.6	599.3	594.4
Property and equipment – net	487.8	482.4	1.9	2.0
Investment in Financial Services	314.7	317.4	—	—
Deferred income tax assets	34.8	25.2	17.3	26.8
Intersegment long-term notes receivable	627.3	583.7	—	—
Long-term finance receivables – net	—	—	1,035.9	1,039.2
Long-term contract receivables – net	11.8	13.2	314.3	309.4
Goodwill	941.4	924.1	—	—
Other intangibles – net	251.7	253.7	—	—
Other assets	61.8	63.1	—	—
Total assets	$4,336.3	$4,212.4	$1,968.7	$1,971.8
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Non-GAAP Supplemental Consolidating Data – Condensed Balance Sheets Information (continued):

	Operations*		Financial Services
(Amounts in millions)	March 31, 2018	December 30, 2017	March 31, 2018	December 30, 2017
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$145.2	$183.2	$—	$250.0
Accounts payable	188.0	177.1	0.2	1.1
Intersegment payables	—	—	28.3	17.1
Accrued benefits	53.8	55.8	—	—
Accrued compensation	60.9	67.8	1.5	3.7
Franchisee deposits	66.8	66.5	—	—
Other accrued liabilities	408.2	366.0	34.6	29.7
Total current liabilities	922.9	916.4	64.6	301.6
Long-term debt and intersegment long-term	—	—	1,573.6	1,337.3
Deferred income tax liabilities	31.7	28.4	—	—
Retiree health care benefits	35.2	36.0	—	—
Pension liabilities	146.6	158.9	—	—
Other long-term liabilities	97.6	100.4	15.8	15.5
Total liabilities	1,234.0	1,240.1	1,654.0	1,654.4
Total shareholders’ equity attributable to Snap-on Inc.	3,083.9	2,953.9	314.7	317.4
Noncontrolling interests	18.4	18.4	—	—
Total equity	3,102.3	2,972.3	314.7	317.4
Total liabilities and equity	$4,336.3	$4,212.4	$1,968.7	$1,971.8
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Liquidity and Capital Resources
Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. On February 20, 2018, the company issued $400 million (with net proceeds of $395.4 million) of unsecured 4.10% notes that mature on March 1, 2048 (the “2048 Notes”); the company used the proceeds from the offering of the 2048 Notes to repay, prior to maturity, $200 million of unsecured 6.70% notes that were scheduled to mature on March 1, 2019 (the “2019 Notes”), as well as to reduce outstanding commercial paper borrowings. In addition, on January 16, 2018, Snap-on repaid the $250 million of unsecured 4.25% notes (the "2018 Notes") upon maturity with the available cash and cash generated from issuance of commercial paper. Snap-on believes that its cash from operations and collections of finance receivables, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for scheduled debt repayments, payments of interest and dividends, new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise.
Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on April 13, 2018, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.
The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.
As of March 31, 2018, working capital (current assets less current liabilities) of $1,216.8 million increased $290.8 million from $926.0 million as of December 30, 2017 (fiscal 2017 year end) primarily as a result of other net changes in working capital discussed below.
The following represents the company’s working capital position as of March 31, 2018, and December 30, 2017:

(Amounts in millions)	March 31, 2018	December 30, 2017
Cash and cash equivalents	$97.5	$92.0
Trade and other accounts receivable – net	680.8	675.6
Finance receivables – net	512.2	505.4
Contract receivables – net	92.0	96.8
Inventories – net	678.8	638.8
Prepaid expenses and other assets	107.1	110.7
Total current assets	2,168.4	2,119.3

Notes payable and current maturities of long-term debt	(145.2)	(433.2)
Accounts payable	(188.2)	(178.2)
Other current liabilities	(618.2)	(581.9)
Total current liabilities	(951.6)	(1,193.3)
Total working capital	$1,216.8	$926.0
Cash and cash equivalents of $97.5 million as of March 31, 2018, increased $5.5 million from 2017 year-end levels primarily due to (i) $395.4 million of net proceeds from the February 20, 2018 issuance of $400 million of the 2048 Notes; (ii) $231.9 million of cash generated from operations, net of $10.0 million of discretionary cash contributions to the company's domestic pension plans; (iii) $189.1 million of cash from collections of finance receivables; and (iv) $11.5 million of cash proceeds from stock purchase and option plan exercises. These increases in cash and cash equivalents were partially offset by (i) the January 2018 repayment of $250 million of the 2018 Notes; (ii) the funding of $205.6 million of new finance receivables; (iii) the March 2018 repayment of $200 million of the 2019 Notes; (iv) dividend payments to shareholders of $46.5 million; (v) the repurchase of 275,000 shares of the company’s common stock for $43.5 million; (vi) $37.9 million of repayments of notes payable and other

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

short-term borrowings; (vii) the funding of $18.0 million of capital expenditures; (viii) the $7.8 million loss on early extinguishment of debt; and (ix) the funding of $3.0 million for acquisitions.

Of the $97.5 million of cash and cash equivalents as of March 31, 2018, $73.9 million was held outside of the United States. Snap-on maintains non-U.S. funds in its foreign operations to (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. The repatriation of cash from certain foreign subsidiaries could have adverse net tax consequences on the company should Snap-on be required to pay and record U.S. income taxes and foreign withholding taxes on such funds. Alternatively, the repatriation of cash from certain other foreign subsidiaries could result in favorable net tax consequences for the company. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it does not incur unfavorable net tax consequences.
Trade and other accounts receivable – net of $680.8 million as of March 31, 2018, increased $5.2 million from 2017 year-end levels primarily due to higher sales, $8.1 million of foreign currency translation and $0.2 million of receivables related to the Fastorq acquisition. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) were 66 days at both March 31, 2018, and December 30, 2017.
The current portions of net finance and contract receivables of $604.2 million as of March 31, 2018, compared to $602.2 million at 2017 year end. The long-term portions of net finance and contract receivables of $1,362.0 million as of March 31, 2018, compared to $1,361.8 million at 2017 year end. The combined $2.2 million increase in net current and long-term finance and contract receivables over 2017 year-end levels is primarily due to continued growth of the company’s financial services portfolio and $4.3 million of foreign currency translation.
Inventories – net of $678.8 million as of March 31, 2018, increased $40.0 million from 2017 year-end levels primarily due to $20.9 million related to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), continued support for higher customer demand and new product introductions, as well as $9.5 million of foreign currency translation and $0.3 million of inventories related to the Fastorq acquisition. For additional information on ASU No. 2014-09 ("Topic 606"), see Note 2 to the Condensed Consolidated Financial Statements. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 3.1 turns and 3.2 turns as of March 31, 2018, and December 30, 2017, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 60% and 61% of total inventories as of March 31, 2018, and December 30, 2017, respectively. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $75.7 million and $75.1 million as of March 31, 2018, and December 30, 2017, respectively.
Notes payable and current maturities of long-term debt of $145.2 million as of March 31, 2018, included $132 million of commercial paper borrowings and $13.2 million of other notes. As of 2017 year end, notes payable and current maturities of long-term debt of $433.2 million included $250 million of the 2018 Notes (that were repaid upon maturity in January 2018), $151 million of commercial paper borrowings and $32.2 million of other notes. As of 2017 year end, the 2019 Notes, which were redeemed and repaid in the first quarter of 2018, were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the 2017 year-end balance sheet date.
Accounts payable of $188.2 million as of March 31, 2018, increased $10.0 million from 2017 year-end levels primarily due to the timing of payments and $2.4 million of foreign currency translation.
Other accrued liabilities of $435.2 million as of March 31, 2018, increased $47.1 million from 2017 year-end levels primarily due to $23.3 million related to the adoption of Topic 606, higher income tax accruals and $4.2 million of foreign currency translation. For additional information on Topic 606, see Note 2 to the Condensed Consolidated Financial Statements.

Long-term debt of $946.3 million as of March 31, 2018, consisted of (i) $250 million of unsecured 6.125% notes that mature in 2021; (ii) $300 million of unsecured 3.25% notes that mature in 2027; and (iii) $400 million of unsecured 4.10% notes that mature in 2048, offset by $3.7 million of fair value adjustments related to interest rate swaps, debt discounts and debt issuance costs. Long-term debt of $753.6 million as of 2017 year end consisted of (i) $200 million of the 2019 Notes; (ii) $250 million of unsecured 6.125% notes that mature in 2021; (iii) $300 million of unsecured 3.25% notes that mature in 2027; and (iv) $3.6 million of other long-term debt. As of 2017 year end, the 2019 Notes were included in “Long-term debt” on the accompanying Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the 2017 year-end balance sheet date.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); as of March 31, 2018, no amounts were outstanding under the Credit Facility. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of March 31, 2018, the company’s actual ratios of 0.24 and 1.04, respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.
Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of March 31, 2018, Snap-on was in compliance with all covenants of its Credit Facility and other debt agreements.
Snap-on believes it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under the revolving Credit Facility. Snap-on believes that it can access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include scheduled debt payments, payments of interest and dividends, funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise. Snap-on intends to make contributions of $9.7 million to its foreign pension plans and $2.4 million to its domestic pension plans in 2018, as required by law. In the first three months of 2018, Snap-on made $10.0 million of discretionary cash contributions to its domestic pension plans; depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in the balance of 2018.
Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, additional fixed-term debt and/or securitizations.
The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities was $231.9 million and $192.4 million in the first three months of 2018 and 2017, respectively. The $39.5 million year-over-year increase in net cash provided by operating activities primarily reflects an increase of $29.0 million from net changes in operating assets and liabilities and $21.7 million of higher net earnings, partially offset by $14.9 million of cash proceeds from the settlement of a treasury lock in 2017.

Investing Activities
Net cash used by investing activities of $37.1 million in the first three months of 2018 included additions to finance receivables of $205.6 million, partially offset by collections of $189.1 million. Net cash used by investing activities of $81.7 million in the first three months of 2017 included additions to finance receivables of $227.0 million, partially offset by collections of $173.8 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with average payment terms approaching four years.
Net cash used by investing activities in the first three months of 2018 also included $3.0 million for acquisitions. See Note 3 to the Consolidated Financial Statements for information on acquisitions.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Capital expenditures were $18.0 million and $18.6 million in the first three months of 2018 and 2017, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and RCI.
Financing Activities
Net cash used by financing activities of $190.5 million in the first three months of 2018 included repayments of long-term debt of $250 million of the 2018 Notes at maturity, $200 million of the 2019 Notes and a $7.8 million loss on early extinguishment of debt, as well as repayments of notes payable and other short-term borrowings of $37.9 million. These amounts were partially offset by Snap-on’s sale, on February 20, 2018, of $400 million of the 2048 Notes at a discount, from which Snap-on received $395.4 million of net proceeds, reflecting $3.5 million of transaction costs. Net cash used by financing activities was $66.6 million in the first three months of 2017.
Proceeds from stock purchase and option plan exercises totaled $11.5 million and $14.1 million in the respective first three months of 2018 and 2017. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes. In the first three months of 2018, Snap-on repurchased 275,000 shares of its common stock for $43.5 million under its previously announced share repurchase programs. In the first three months of 2017, Snap-on repurchased 210,000 shares of its common stock for $35.8 million under its previously announced share repurchase programs. As of March 31, 2018, Snap-on had remaining availability to repurchase up to an additional $372.8 million in common stock pursuant to its Board of Directors’ (“Board”) authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any, in the balance of 2018.
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $46.5 million and $41.2 million in the first three months of 2018 and 2017, respectively. On November 6, 2017, the Board increased the quarterly cash dividend by 15.5% to $0.82 per share ($3.28 per share annualized). Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends in the balance of 2018.

 Off-Balance Sheet Arrangements
The company had no off-balance sheet arrangements as of March 31, 2018.
Critical Accounting Policies and Estimates
Snap-on’s disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the fiscal year ended December 30, 2017, have not materially changed since that report was filed.
Outlook
Snap-on expects to make continued progress in 2018 along its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, Snap-on expects that capital expenditures in 2018 will be in a range of $90 million to $100 million, of which $18.0 million was expended in the first three months. Snap-on also anticipates that its full year 2018 effective income tax rate will be in the range of 24% to 25%. This compares to its 2017 full year rate of 31.1%.

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
The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of March 31, 2018, was $8.0 million on interest rate-sensitive financial instruments and $0.1 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.
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
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2018, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control
There has not been any change in the company’s internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the first quarter of fiscal 2018, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, equity plans and for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
12/31/17 to 01/27/18	—	—	—	$397.4 million
01/28/18 to 02/24/18	110,000	$159.75	110,000	$382.6 million
02/25/18 to 03/31/18	165,000	$157.19	165,000	$372.8 million
Total/Average	275,000	$158.22	275,000	N/A

N/A: Not applicable
* Subject to further adjustment pursuant to the 1996 Authorization described below, as of March 31, 2018, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $372.8 million.

•
In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $182.25, $160.22 and $147.54 per share of common stock as of the end of the respective fiscal 2018 months ended January 27, 2018, February 24, 2018, and March 31, 2018.

•
In 2017, the Board authorized the repurchase of an aggregate of up to $500 million of the company’s common stock (“the 2017 Authorization”). The 2017 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board.

Other Purchases or Sales of Equity Securities
In the first quarter of 2018, there were no transactions in shares of Snap-on's common stock by Citibank, N.A. (“Citibank”) pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.

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

* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended March 31, 2018, and April 1, 2017; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018, and April 1, 2017; (iii) Condensed Consolidated Balance Sheets as of March 31, 2018, and December 30, 2017; (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2018, and April 1, 2017; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018, and April 1, 2017; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED
Date: April 19, 2018	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer