Form 10-Q
period 2018-06-30
SNAP-ON Inc
filed 2018-07-19
CIK 91440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 13, 2018
Common Stock, $1.00 par value	56,402,181 shares

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$954.6	$921.4	$1,890.1	$1,808.5
Cost of goods sold	(467.5)	(458.2)	(931.4)	(897.0)
Gross profit	487.1	463.2	958.7	911.5
Operating expenses	(294.0)	(279.5)	(587.9)	(557.6)
Operating earnings before financial services	193.1	183.7	370.8	353.9

Financial services revenue	82.0	77.7	165.0	154.5
Financial services expenses	(24.2)	(23.1)	(50.3)	(47.4)
Operating earnings from financial services	57.8	54.6	114.7	107.1

Operating earnings	250.9	238.3	485.5	461.0
Interest expense	(12.0)	(13.0)	(25.6)	(25.7)
Other income (expense) – net	(0.6)	(1.9)	2.2	(4.3)
Earnings before income taxes and equity earnings	238.3	223.4	462.1	431.0
Income tax expense	(55.8)	(67.3)	(113.4)	(129.9)
Earnings before equity earnings	182.5	156.1	348.7	301.1
Equity earnings, net of tax	0.2	0.7	0.8	0.8
Net earnings	182.7	156.8	349.5	301.9
Net earnings attributable to noncontrolling interests	(4.0)	(3.6)	(7.8)	(7.1)
Net earnings attributable to Snap-on Incorporated	$178.7	$153.2	$341.7	$294.8

Net earnings per share attributable to Snap-on Incorporated:
Basic	$3.17	$2.65	$6.04	$5.09
Diluted	3.12	2.60	5.93	4.98

Weighted-average shares outstanding:
Basic	56.4	57.8	56.6	57.9
Effect of dilutive securities	0.9	1.2	1.0	1.3
Diluted	57.3	59.0	57.6	59.2

Dividends declared per common share	$0.82	$0.71	$1.64	$1.42

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Comprehensive income (loss):
Net earnings	$182.7	$156.8	$349.5	$301.9
Other comprehensive income (loss):
Foreign currency translation*	(97.6)	49.4	(58.5)	87.5
Unrealized gain/loss on cash flow hedges, net of tax:
Other comprehensive income (loss) before reclassifications	—	—	(0.8)	6.1
Reclassification of cash flow hedges to net earnings	(0.3)	(0.4)	(0.8)	(0.7)
Defined benefit pension and postretirement plans:
Amortization of net unrecognized losses and prior service credits included in net periodic benefit cost	8.0	6.7	15.6	13.2
Income tax benefit	(2.0)	(2.3)	(3.8)	(4.6)
Net of tax	6.0	4.4	11.8	8.6
Total comprehensive income	$90.8	$210.2	$301.2	$403.4

Comprehensive income attributable to noncontrolling interests	(4.0)	(3.6)	(7.8)	(7.1)
Comprehensive income attributable to Snap-on Incorporated	$86.8	$206.6	$293.4	$396.3

* There is no reclassification adjustment as there was no sale or liquidation of any foreign entity during any period presented.

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	June 30, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$112.3	$92.0
Trade and other accounts receivable – net	667.1	675.6
Finance receivables – net	514.4	505.4
Contract receivables – net	87.6	96.8
Inventories – net	668.3	638.8
Prepaid expenses and other assets	105.7	110.7
Total current assets	2,155.4	2,119.3

Property and equipment:
Land	24.1	24.5
Buildings and improvements	364.5	357.4
Machinery, equipment and computer software	924.5	889.2
	1,313.1	1,271.1
Accumulated depreciation and amortization	(833.7)	(786.7)
Property and equipment – net	479.4	484.4

Deferred income tax assets	51.7	52.0
Long-term finance receivables – net	1,051.3	1,039.2
Long-term contract receivables – net	332.6	322.6
Goodwill	911.0	924.1
Other intangibles – net	240.9	253.7
Other assets	49.7	53.8
Total assets	$5,272.0	$5,249.1

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)
(Unaudited)

	June 30, 2018	December 30, 2017
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$127.6	$433.2
Accounts payable	198.5	178.2
Accrued benefits	44.6	55.8
Accrued compensation	68.1	71.5
Franchisee deposits	68.7	66.5
Other accrued liabilities	419.5	388.1
Total current liabilities	927.0	1,193.3

Long-term debt	945.4	753.6
Deferred income tax liabilities	27.2	28.4
Retiree health care benefits	34.5	36.0
Pension liabilities	117.8	158.9
Other long-term liabilities	108.5	106.6
Total liabilities	2,160.4	2,276.8

Commitments and contingencies (Note 14)

Equity
Shareholders’ equity attributable to Snap-on Incorporated:
Preferred stock (authorized 15,000,000 shares of $1 par value; none outstanding)	—	—
Common stock (authorized 250,000,000 shares of $1 par value; issued 67,414,937 and 67,407,704 shares, respectively)	67.4	67.4
Additional paid-in capital	352.6	343.2
Retained earnings	4,018.9	3,772.3
Accumulated other comprehensive loss	(377.3)	(329.0)
Treasury stock at cost (11,014,379 and 10,717,455 shares, respectively)	(968.4)	(900.0)
Total shareholders’ equity attributable to Snap-on Incorporated	3,093.2	2,953.9
Noncontrolling interests	18.4	18.4
Total equity	3,111.6	2,972.3
Total liabilities and equity	$5,272.0	$5,249.1

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in millions, except share data)
(Unaudited)
The following summarizes the changes in total equity for the six month period ended June 30, 2018:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 30, 2017	$67.4	$343.2	$3,772.3	$(329.0)	$(900.0)	$18.4	$2,972.3
Net earnings for the six months ended June 30, 2018	—	—	341.7	—	—	7.8	349.5
Other comprehensive loss	—	—	—	(48.3)	—	—	(48.3)
Cash dividends – $1.64 per share	—	—	(92.8)	—	—	—	(92.8)
Stock compensation plans	—	9.4	—	—	30.3	—	39.7
Share repurchases – 646,000 shares	—	—	—	—	(98.7)	—	(98.7)
Other	—	—	(2.3)	—	—	(7.8)	(10.1)
Balance at June 30, 2018	$67.4	$352.6	$4,018.9	$(377.3)	$(968.4)	$18.4	$3,111.6

The following summarizes the changes in total equity for the six month period ended July 1, 2017:

	Shareholders’ Equity Attributable to Snap-on Incorporated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$67.4	$317.3	$3,384.9	$(498.5)	$(653.9)	$18.0	$2,635.2
Net earnings for the six months ended July 1, 2017	—	—	294.8	—	—	7.1	301.9
Other comprehensive income	—	—	—	101.5	—	—	101.5
Cash dividends – $1.42 per share	—	—	(82.3)	—	—	—	(82.3)
Stock compensation plans	—	19.8	—	—	26.8	—	46.6
Share repurchases – 745,000 shares	—	—	—	—	(122.5)	—	(122.5)
Other	—	—	(0.4)	—	—	(7.0)	(7.4)
Balance at July 1, 2017	$67.4	$337.1	$3,597.0	$(397.0)	$(749.6)	$18.1	$2,873.0

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017
Operating activities:
Net earnings	$349.5	$301.9
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	35.0	32.3
Amortization of other intangibles	13.0	13.6
Provision for losses on finance receivables	29.4	25.8
Provision for losses on non-finance receivables	5.5	4.6
Stock-based compensation expense	14.6	14.4
Deferred income tax provision (benefit)	(4.1)	3.1
Loss (gain) on sales of assets	0.1	(0.2)
Settlement of treasury lock	—	14.9
Loss on early extinguishment of debt	7.8	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in trade and other accounts receivable	(9.1)	(26.8)
Increase in contract receivables	(4.5)	(5.6)
Increase in inventories	(24.5)	(48.3)
(Increase) decrease in prepaid and other assets	6.4	(9.9)
Increase in accounts payable	25.4	27.7
Decrease in accruals and other liabilities	(25.7)	(28.0)
Net cash provided by operating activities	418.8	319.5
Investing activities:
Additions to finance receivables	(436.7)	(458.8)
Collections of finance receivables	379.9	352.9
Capital expenditures	(38.6)	(34.4)
Acquisitions of businesses, net of cash acquired	(3.0)	(80.2)
Disposals of property and equipment	0.5	0.9
Other	(2.9)	(0.7)
Net cash used by investing activities	(100.8)	(220.3)
Financing activities:
Proceeds from issuance of long-term debt	395.4	297.8
Repayments of long-term debt	(457.8)	(150.0)
Repayment of notes payable	(16.8)	—
Net decrease in other short-term borrowings	(37.2)	(52.7)
Cash dividends paid	(92.8)	(82.3)
Purchases of treasury stock	(98.7)	(122.5)
Proceeds from stock purchase and option plans	28.3	34.6
Other	(16.2)	(14.9)
Net cash used by financing activities	(295.8)	(90.0)

Effect of exchange rate changes on cash and cash equivalents	(1.9)	2.2
Increase in cash and cash equivalents	20.3	11.4
Cash and cash equivalents at beginning of year	92.0	77.6
Cash and cash equivalents at end of period	$112.3	$89.0
Supplemental cash flow disclosures:
Cash paid for interest	$(27.8)	$(24.9)
Net cash paid for income taxes	(97.4)	(99.8)

See Notes to Condensed Consolidated Financial Statements.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Accounting Policies
Principles of consolidation and presentation
The Condensed Consolidated Financial Statements include the accounts of Snap-on Incorporated and its wholly-owned and majority-owned subsidiaries (collectively, “Snap-on” or the “company”). These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Snap-on’s 2017 Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (“2017 year end”). The company’s 2018 fiscal second quarter ended on June 30, 2018; the 2017 fiscal second quarter ended on July 1, 2017. Each of the company’s 2018 and 2017 fiscal first and second quarters each contained 13 weeks of operating results.

Certain prior year amounts have been reclassified on the Condensed Consolidated Statements of Earnings to conform to the 2018 presentation following the retrospective adoption of ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  Expense of $0.2 million included in “Cost of goods sold” and income of $0.2 million included in “Operating expenses” in the second quarter of 2017 were reclassified to “Other income (expense) - net”.  As a result, previously reported “Cost of goods sold” of $458.4 million is now $458.2 million, “Operating expenses” of $279.3 million is now $279.5 million and “Other income (expense) - net” of $1.9 million of expense remains $1.9 million of expense.  Expense of $0.5 million included in “Cost of goods sold” and expense of $0.2 million included in “Operating expenses” in the six months ended July 1, 2017 were reclassified to “Other income (expense) - net”.  As a result, previously reported “Cost of goods sold” of $897.5 million is now $897.0 million, “Operating expenses” of $557.8 million is now $557.6 million and “Other income (expense) - net” of $3.6 million of expense is now $4.3 million of expense. Additionally, prior year “Operating earnings” for certain reportable business segments have been restated to reflect these reclassifications.  See Note 17 for information on Snap-on’s reportable business segments.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Condensed Consolidated Financial Statements for the three and six month periods ended June 30, 2018, and July 1, 2017, have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
New Accounting Standards
The following new accounting pronouncements were adopted in fiscal year 2018:
In March 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides additional guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement and on the components eligible for capitalization. The amendments in this ASU require that an employer report the service cost component of the net periodic benefit costs in the same income statement line item as other compensation costs arising from services rendered by employees during the period. The non-service-cost components of net periodic benefit costs are to be presented in the income statement separately from the service cost components and outside a subtotal of income from operations. The ASU also allows for the capitalization of the service cost components, when applicable (i.e., as a cost of internally manufactured inventory or a self-constructed asset).

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on adopted this ASU at the beginning of its 2018 fiscal year, with the changes related to the presentation in the statements of earnings of the service cost and non-service-cost components of net periodic benefit costs applied retrospectively, using the practical expedient permitting the use of the amounts disclosed in pension and other postretirement benefit plan notes as the estimation basis for the presentation of the prior comparative periods. For fiscal 2018 and all comparative periods, the non-service-cost components of net periodic benefit costs are included in “Other income (expense) - net” on the accompanying condensed consolidated statements of earnings. Beginning in fiscal 2018, changes related to the capitalization in assets of the service cost component of net periodic benefit costs were applied prospectively. The adoption of this ASU did not have a significant impact on the company’s Condensed Consolidated Statements of Earnings.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory. The ASU eliminates the requirement to defer the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU were to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the time of adoption. The adoption of this ASU did not have an impact on the company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which adds and/or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU did not have a significant impact to the designations of operating, investing and financing activities on the company’s Condensed Consolidated Statements of Cash Flows.

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

beginning on the date that the service is made available to the customer. These contracts are generally for 12 months but can be for a term up to 60 months.

Franchise fee revenue, including nominal, non-refundable initial fees, is recognized upon the granting of a franchise, which is when the company has performed substantially all initial services required by the franchise agreement. Franchise fee revenue also includes ongoing monthly fees (primarily for sales and business training as well as marketing and product promotion programs) that are recognized as the fees are earned. Franchise fee revenue totaled $4.2 million and $8.1 million for the three and six month periods ended June 30, 2018, respectively.

The following new accounting pronouncements, and related impacts on adoption, are being evaluated by the company:
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from “H.R.1”, formerly known as the Tax Cuts and Jobs Act (the “Tax Act”). ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update. The company is currently assessing the impact this ASU will have on its consolidated financial statements.
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
Snap-on commenced its assessment of Topic 842 during the second half of 2017 and developed a comprehensive project plan that included representatives from across the company’s business segments. The project plan included evaluating Snap-on’s lease portfolio, analyzing the standard’s impact on the company’s various types of lease contracts and identifying the reporting requirements of the new standard. The company is in the process of identifying and implementing appropriate changes to its business processes, systems and controls to support lease accounting and disclosures under Topic 842. The company is currently assessing the impact this ASU will have on its consolidated financial statements.
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

The adoption of Topic 606 did not have a significant impact on the company’s consolidated financial statements. The adoption resulted in the recognition of an inventory asset related to certain product returns by increasing the returns liability and recognizing an inventory asset for the anticipated value of the returns to recognize Snap-on’s contractual obligation to recover products from customers; this gross up had no corresponding impact on the Condensed Consolidated Statement of Earnings. For the anticipated value of the returns, the adoption resulted in the recognition of an increase in the inventory obsolescence reserve of $2.4 million with a corresponding adjustment to fiscal 2018 beginning retained earnings. Other than the amounts recorded for the adoption of Topic 606 on the Condensed Consolidated Balance Sheets, there were no other changes since the adoption that would be materially different from previous accounting standards that would affect the Condensed Consolidated Statements of Earnings, Balance Sheets, or Cash Flows.

Revenue Disaggregation
The following table shows the consolidated revenues by revenue source:

	Three Months Ended	Six Months Ended
(Amounts in millions)	June 30, 2018	June 30, 2018

Revenue from contracts with customers	$949.2	$1,879.6
Other revenues	5.4	10.5
Total net sales	954.6	1,890.1
Financial services revenue	82.0	165.0
Total revenues	$1,036.6	$2,055.1

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table represents external net sales disaggregated by geography, based on the customers’ billing addresses:

	For the three months ended June 30, 2018
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales by geographic region:
North America*	$118.3	$346.2	$189.4	$—	$—	$653.9
Europe	76.6	43.7	68.2	—	—	188.5
All other	72.2	22.0	18.0	—	—	112.2
External net sales	267.1	411.9	275.6	—	—	954.6
Intersegment net sales	70.7	—	67.5	—	(138.2)	—
Total net sales	337.8	411.9	343.1	—	(138.2)	954.6
Financial services revenue	—	—	—	82.0	—	82.0
Total revenue	$337.8	$411.9	$343.1	$82.0	$(138.2)	$1,036.6

	For the six months ended June 30, 2018
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales by geographic region:
North America*	$225.8	$685.1	$374.7	$—	$—	$1,285.6
Europe	159.5	85.2	135.2	—	—	379.9
All other	140.6	46.3	37.7	—	—	224.6
External net sales	525.9	816.6	547.6	—	—	1,890.1
Intersegment net sales	143.5	—	132.5	—	(276.0)	—
Total net sales	669.4	816.6	680.1	—	(276.0)	1,890.1
Financial services revenue	—	—	—	165.0	—	165.0
Total revenue	$669.4	$816.6	$680.1	$165.0	$(276.0)	$2,055.1

* North America is comprised of the United States, Canada and Mexico.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table represents external net sales disaggregated by customer type:

	For the three months ended June 30, 2018
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$25.6	$411.9	$275.6	$—	$—	$713.1
All other professionals	241.5	—	—	—	—	241.5
External net sales	267.1	411.9	275.6	—	—	954.6
Intersegment net sales	70.7	—	67.5	—	(138.2)	—
Total net sales	337.8	411.9	343.1	—	(138.2)	954.6
Financial services revenue	—	—	—	82.0	—	82.0
Total revenue	$337.8	$411.9	$343.1	$82.0	$(138.2)	$1,036.6

	For the six months ended June 30, 2018
	Commercial &	Snap-on	Repair Systems
	Industrial	Tools	& Information	Financial		Snap-on
(Amounts in millions)	Group	Group	Group	Services	Eliminations	Incorporated
Net sales:
Vehicle service professionals	$48.1	$816.6	$547.6	$—	$—	$1,412.3
All other professionals	477.8	—	—	—	—	477.8
External net sales	525.9	816.6	547.6	—	—	1,890.1
Intersegment net sales	143.5	—	132.5	—	(276.0)	—
Total net sales	669.4	816.6	680.1	—	(276.0)	1,890.1
Financial services revenue	—	—	—	165.0	—	165.0
Total revenue	$669.4	$816.6	$680.1	$165.0	$(276.0)	$2,055.1

Nature of Goods and Services
Snap-on derives net sales from a broad line of products and complementary services that are grouped into three categories: (i) tools; (ii) diagnostics, information and management systems; and (iii) equipment. The tools product category includes hand tools, power tools, tool storage products and other similar products. The diagnostics, information and management systems product category includes handheld and PC-based diagnostic products, service and repair information products, diagnostic software solutions, electronic parts catalogs, business management systems and services, point-of-sale systems, integrated systems for vehicle service shops, original equipment manufacturer (“OEM”) purchasing facilitation services, and warranty management systems and analytics to help OEM dealership service and repair shops (“OEM dealerships”) manage and track performance. The equipment product category includes solutions for the service of vehicles and industrial equipment. Snap-on supports the sale of its diagnostics and vehicle service shop equipment by offering training programs as well as after-sales support to its customers. Through its financial services businesses, Snap‑on also derives revenue from various financing programs designed to facilitate the sales of its products and support its franchise business.

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

When Performance Obligations Are Satisfied
For performance obligations related to the majority of ship-and-bill products, including repair services contracts, control transfers at a point in time when title transfers upon shipment of the product to the customer, and for some sales, control transfers when title is transferred at time of receipt by customer. Once a product or repaired product has shipped or has been delivered, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from the asset, revenue is recognized. Snap-on considers control to have transferred upon shipment or delivery when Snap-on has a present right to payment, the customer has legal title to the asset, Snap-on has transferred physical possession of the asset, and the customer has significant risk and rewards of ownership of the asset.

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

Warranties
Snap-on allows customers to return product when the product is defective as manufactured. Where applicable, Snap-on establishes provisions for estimated warranties. Estimated product warranties are provided for specific product lines and Snap-on accrues for estimated future warranty cost in the period in which the sale is recorded. The costs are included in “Cost of goods sold” on the accompanying Condensed Consolidated Statements of Earnings. Snap-on calculates its accrual requirements based on historic warranty loss experience that is periodically adjusted for recent actual experience, including the timing of claims during the warranty period and actual costs incurred. Snap-on does not typically provide customers with the right to a refund.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

For certain performance obligations related to software subscriptions, extended warranty and other subscription agreements that are settled over time, Snap-on has elected not to disclose the value of unsatisfied performance obligations for: (i) contracts that have an original expected length of one year or less; (ii) contracts where revenue is recognized as invoiced; and (iii) contracts with variable consideration related to unsatisfied performance obligations.  The remaining duration of these unsatisfied performance obligations range from one month up to 60 months.  Snap-on had approximately $217.0 million of long-term contracts that have fixed consideration that extends beyond one year as of June 30, 2018.  Snap-on expects to recognize approximately 60% of these contracts as revenue by the end of fiscal 2019, an additional 30% by the end of fiscal 2021 and the balance thereafter.

Contract Liabilities (Deferred Revenues)
Contract liabilities are recorded when cash payments are received in advance of Snap-on’s performance.  The timing of payment is typically on a monthly, quarterly or annual basis. The balance of total contract liabilities at June 30, 2018, was $60.4 million and was $49.4 million at the beginning of fiscal 2018.   The current portion of contract liabilities and the non-current portion are included in “Other accrued liabilities” and “Other long-term liabilities”, respectively, on the accompanying Condensed Consolidated Balance Sheets.  For the first six months of 2018, Snap-on recognized revenue of $31.2 million that was included in the contract liability balance as of December 30, 2017, which was primarily from the amortization of software subscriptions, extended warranties and other subscription agreements.  The increase in the total contract liabilities balance is primarily driven by the timing of cash payments received or due in advance of satisfying Snap-on’s performance obligations and growth in certain software subscriptions, partially offset by revenues recognized that were included in the contract liability balance at the beginning of the period.

Revenue Recognition Prior to 2018
Revenue recognition for fiscal 2017, as presented, is based on Revenue Recognition (Topic 605). Snap-on recognized revenue from the sale of tools and diagnostic and equipment products when contract terms were met, the price was fixed or determinable, collectability was reasonably assured and a product was shipped or risk of ownership had been transferred to and accepted by the customer. For sales contingent upon customer acceptance, revenue recognition was deferred until such obligations were fulfilled. Estimated product returns were recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and gross profit margin was adjusted for known trends. Provisions for customer volume rebates, discounts and allowances were also recorded as a reduction in reported revenues at the time of sale based on historical experience and known trends. Revenue related to extended warranty and subscription agreements was recognized over the terms of the respective agreements.

Snap-on also recognized revenue related to multiple element arrangements, including sales of hardware, software and software-related services. When a sales arrangement contained multiple elements, such as hardware and software products and/or services, Snap‑on used the relative selling price method to allocate revenues between hardware and software elements. For software elements that were not essential to the hardware’s functionality and related software post-contract customer support, vendor specific objective evidence (“VSOE”) of fair value was used to further allocate revenue to each element based on its relative fair value and, when necessary, the residual method was used to assign value to the delivered elements when VSOE only existed for the undelivered elements. The amount assigned to the products or services was recognized when the product was delivered and/or when the services were performed. In instances where the product and/or services were performed over an extended period, as is the case with subscription agreements or the providing of ongoing support, revenue was generally recognized on a straight-line basis over the term of the agreement, which generally ranged from 12 months to 60 months.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Franchise fee revenue, including nominal, non-refundable initial fees, was recognized upon the granting of a franchise, which was when the company performed substantially all initial services required by the franchise agreement. Franchise fee revenue also included ongoing monthly fees (primarily for sales and business training as well as marketing and product promotion programs) that were recognized as the fees were earned. Franchise fee revenue totaled $3.4 million and $6.9 million for the three and six month periods ended July 1, 2017, respectively.

Note 3: Acquisitions
On January 31, 2018, Snap-on acquired substantially all of the assets of George A. Sturdevant, Inc. (d/b/a Fastorq) for a cash purchase price of $3.0 million. Fastorq, based in New Caney, Texas, designs, assembles and distributes hydraulic torque and hydraulic tensioning products for use in critical industries. As of the second quarter of 2018, the company has completed the purchase accounting valuations for the acquired net assets of Fastorq. The $2.6 million excess of the purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets.
On July 28, 2017, Snap-on acquired Torque Control Specialists Pty Ltd (“TCS”) for a cash purchase price of $3.6 million (or $3.5 million, net of cash acquired). TCS distributes a full range of torque products, including wrenches, multipliers and calibrators for use in critical industries. As of the second quarter of 2018, the company has completed the purchase accounting valuations for the acquired net assets of TCS. The $2.0 million excess of purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets.
On May 4, 2017, Snap-on acquired Norbar Torque Tools Holdings Limited, along with its U.S. and Chinese joint ventures (“Norbar”) for a cash purchase price of $71.6 million (or $69.9 million, net of cash acquired). Norbar designs and manufactures a full range of torque products, including wrenches, multipliers and calibrators for use in critical industries. As of the second quarter of 2018, the company has completed the purchase accounting valuations for the acquired net assets of Norbar, including intangible assets. The $25.1 million excess of purchase price over the fair value of the net assets acquired was recorded in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets.
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

The components of Snap-on’s trade and other accounts receivable as of June 30, 2018, and December 30, 2017, are as follows:

(Amounts in millions)	June 30, 2018	December 30, 2017
Trade and other accounts receivable	$683.3	$690.2
Allowances for doubtful accounts	(16.2)	(14.6)
Total trade and other accounts receivable – net	$667.1	$675.6

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
The components of Snap-on’s current finance and contract receivables as of June 30, 2018, and December 30, 2017, are as follows:

(Amounts in millions)	June 30, 2018	December 30, 2017
Finance receivables, net of unearned finance charges of $20.7 million and $21.0 million, respectively	$533.4	$523.1
Contract receivables, net of unearned finance charges of $18.6 million and $17.6 million, respectively	88.9	98.1
Total	622.3	621.2
Allowances for doubtful accounts:
Finance receivables	(19.0)	(17.7)
Contract receivables	(1.3)	(1.3)
Total	(20.3)	(19.0)
Total current finance and contract receivables – net	$602.0	$602.2

Finance receivables – net	$514.4	$505.4
Contract receivables – net	87.6	96.8
Total current finance and contract receivables – net	$602.0	$602.2

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of Snap-on’s finance and contract receivables with payment terms beyond one year as of June 30, 2018, and December 30, 2017, are as follows:

(Amounts in millions)	June 30, 2018	December 30, 2017
Finance receivables, net of unearned finance charges of $16.7 million and $16.7 million, respectively	$1,091.3	$1,078.0
Contract receivables, net of unearned finance charges of $27.6 million and $25.5 million, respectively	336.1	325.9
Total	1,427.4	1,403.9
Allowances for doubtful accounts:
Finance receivables	(40.0)	(38.8)
Contract receivables	(3.5)	(3.3)
Total	(43.5)	(42.1)
Total long-term finance and contract receivables – net	$1,383.9	$1,361.8

Finance receivables – net	$1,051.3	$1,039.2
Contract receivables – net	332.6	322.6
Total long-term finance and contract receivables – net	$1,383.9	$1,361.8
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
The accrual of interest and other fees is resumed when the finance or contract receivable becomes contractually current and collection of all remaining contractual amounts due is reasonably assured. Finance and contract receivables are evaluated for impairment on a collective basis. A receivable is impaired when it is probable that all amounts related to the receivable will not be collected according to the contractual terms of the applicable agreement. Impaired finance and contract receivables are covered by the company’s respective allowances for doubtful accounts and are charged-off against the allowances when appropriate. As of June 30, 2018, and December 30, 2017, there were $24.6 million and $28.0 million, respectively, of impaired finance receivables, and there were $4.5 million and $2.3 million, respectively, of impaired contract receivables.
It is the general practice of Snap-on’s financial services business to not engage in contract or loan modifications. In limited instances, Snap-on’s financial services business may modify certain impaired receivables in troubled debt restructurings. The amount and number of restructured finance and contract receivables as of June 30, 2018, and December 30, 2017, were immaterial to both the financial services portfolio and the company’s results of operations and financial position.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The aging of finance and contract receivables as of June 30, 2018, and December 30, 2017, is as follows:

(Amounts in millions)	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Not Past Due	Total	Greater Than 90 Days Past Due and Accruing
June 30, 2018:
Finance receivables	$16.9	$10.6	$16.2	$43.7	$1,581.0	$1,624.7	$12.3
Contract receivables	2.0	0.9	3.5	6.4	418.6	425.0	0.2

December 30, 2017:
Finance receivables	$19.3	$13.9	$20.1	$53.3	$1,547.8	$1,601.1	$15.4
Contract receivables	1.2	0.6	1.9	3.7	420.3	424.0	0.6
The amount of performing and nonperforming finance and contract receivables based on payment activity as of June 30, 2018, and December 30, 2017, is as follows:

	June 30, 2018		December 30, 2017
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Performing	$1,600.1	$420.5	$1,573.1	$421.7
Nonperforming	24.6	4.5	28.0	2.3
Total	$1,624.7	$425.0	$1,601.1	$424.0
The amount of finance and contract receivables on nonaccrual status as of June 30, 2018, and December 30, 2017, is as follows:

(Amounts in millions)	June 30, 2018	December 30, 2017
Finance receivables	$12.3	$12.6
Contract receivables	4.3	1.7

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following is a rollforward of the allowances for doubtful accounts for finance and contract receivables for the three and six months ended June 30, 2018, and July 1, 2017:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of period	$58.3	$4.6	$56.5	$4.6
Provision	13.6	0.6	29.4	1.1
Charge-offs	(14.6)	(0.5)	(30.4)	(1.1)
Recoveries	1.7	0.1	3.6	0.2
Currency translation	—	—	(0.1)	—
End of period	$59.0	$4.8	$59.0	$4.8

	Three Months Ended July 1, 2017		Six Months Ended July 1, 2017
(Amounts in millions)	Finance Receivables	Contract Receivables	Finance Receivables	Contract Receivables
Allowances for doubtful accounts:
Beginning of period	$50.5	$4.7	$48.6	$3.9
Provision	12.8	0.6	25.8	1.9
Charge-offs	(12.5)	(0.6)	(25.4)	(1.2)
Recoveries	1.7	—	3.4	0.1
Currency translation	—	0.1	0.1	0.1
End of period	$52.5	$4.8	$52.5	$4.8
Note 5: Inventories
Inventories by major classification are as follows:

(Amounts in millions)	June 30, 2018	December 30, 2017
Finished goods	$566.9	$541.9
Work in progress	50.7	49.3
Raw materials	127.1	122.7
Total FIFO value	744.7	713.9
Excess of current cost over LIFO cost	(76.4)	(75.1)
Total inventories – net	$668.3	$638.8
Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 61% of total inventories as of both June 30, 2018, and December 30, 2017. The company accounts for its non-U.S. inventory on the FIFO method. As of June 30, 2018, approximately 35% of the company’s U.S. inventory was accounted for using the FIFO method and 65% was accounted for using the last-in, first-out (“LIFO”) method. There were no LIFO inventory liquidations in the three and six months ended June 30, 2018, or July 1, 2017.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6: Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2018, are as follows:

(Amounts in millions)	Commercial & Industrial Group	Snap-on Tools Group	Repair Systems & Information Group	Total
Balance as of December 30, 2017	$298.4	$12.5	$613.2	$924.1
Currency translation	(10.7)	—	(6.5)	(17.2)
Acquisitions and related adjustments	4.1	—	—	4.1
Balance as of June 30, 2018	$291.8	$12.5	$606.7	$911.0

Goodwill of $911.0 million as of June 30, 2018, includes: (i) $25.1 million from the acquisition of Norbar, (ii) $2.6 million from the acquisition of Fastorq, and (iii) $2.0 million from the acquisition of TCS, which reflects the final purchase accounting that was completed in the second quarter of 2018. The goodwill from the Norbar, Fastorq and TCS acquisitions is included in the Commercial & Industrial Group. See Note 3 for additional information on acquisitions.
Additional disclosures related to other intangible assets are as follows:

	June 30, 2018		December 30, 2017
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized other intangible assets:
Customer relationships	$173.3	$(103.0)	$175.2	$(98.2)
Developed technology	18.7	(18.4)	18.9	(18.4)
Internally developed software	181.1	(139.8)	177.0	(133.4)
Patents	34.4	(22.7)	34.1	(22.7)
Trademarks	3.0	(1.9)	3.0	(2.0)
Other	7.7	(2.9)	7.7	(2.7)
Total	418.2	(288.7)	415.9	(277.4)
Non-amortized trademarks	111.4	—	115.2	—
Total other intangible assets	$529.6	$(288.7)	$531.1	$(277.4)

Snap-on completed its annual impairment testing of goodwill and other indefinite-lived intangible assets in the second quarter of 2018, the results of which did not result in any impairment. Significant and unanticipated changes in circumstances, such as declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, the loss of key customers, changes in technology or markets, significant changes in key personnel or litigation, a significant and sustained decrease in share price and/or other events, including effects from the sale or disposal of a reporting unit, could require a provision for impairment of goodwill and/or other intangible assets in a future period. As of June 30, 2018, the company had no accumulated impairment losses.
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
The aggregate amortization expense was $6.4 million and $13.0 million for the respective three and six months ended June 30, 2018, and $6.5 million and $13.6 million for the respective three and six months July 1, 2017. Based on current levels of amortizable intangible assets and estimated weighted-average useful lives, estimated annual amortization expense is expected to be $25.4 million in 2018, $22.8 million in 2019, $18.6 million in 2020, $15.7 million in 2021, $14.3 million in 2022, and $12.4 million in 2023.
Note 7: Income Taxes
Snap-on’s effective income tax rate on earnings attributable to Snap-on was 25.0% and 30.6% in the first six months of 2018 and 2017, respectively.   The effective tax rate for 2018 includes the net tax benefits attributable to the Tax Act, which was signed into law on December 22, 2017.

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

The company’s accounting for the certain elements of the Tax Act was incomplete as of the period ended December 30, 2017, and remains incomplete as of June 30, 2018. However, the company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items. In connection with its initial analysis of the impact of the Tax Act, the company recorded a provisional discrete net tax expense of $7.0 million in the period ended December 30, 2017. This provisional estimate consists of a net expense of $13.7 million for the one-time transition tax and a net benefit of $6.7 million related to revaluation of deferred tax assets and liabilities, caused by the new lower corporate tax rate. To determine the transition tax, the company must determine the amount of post-1986 accumulated earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. While the company was able to make a reasonable estimate of the transition tax, it is continuing to gather additional information to more precisely compute the final amount. Likewise, while the company was able to make a reasonable estimate of the impact of the reduction to the corporate tax rate, its rate may be affected by other analyses related to the Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences. Due to the complexity of the new GILTI tax rules, the company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under GAAP, the company is allowed to make an accounting policy choice to either (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”); or (ii) factor in such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The company’s selection of an accounting policy with respect to the new GILTI tax rules is dependent on additional analysis and potential future modifications to existing structures, which are not currently known. The company has not made a policy decision regarding whether to record

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

deferred taxes on GILTI. The company will continue to analyze the full effects of the Tax Act on its consolidated financial statements.

During the first six months of 2018, the Internal Revenue Service issued new guidance affecting the computation of the company’s 2017 federal income tax liability. As a result of this new guidance and additional analysis of the impacts of the Tax Act, the company revised its prior estimates and recorded $0.5 million of tax benefit and $2.1 million of tax expense related to the Tax Act during the respective three and six months ended June 30, 2018. The ultimate impact of the Tax Act may differ from the current estimates, possibly materially, due to changes in interpretations and assumptions the company has made, future guidance that may be issued and actions the company may take as a result of the law.
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

Note 8: Short-term and Long-term Debt
Short-term and long-term debt as of June 30, 2018, and December 30, 2017, consisted of the following:

(Amounts in millions)	June 30, 2018	December 30, 2017
4.25% unsecured notes due 2018	$—	$250.0
6.70% unsecured notes due 2019	—	200.0
6.125% unsecured notes due 2021	250.0	250.0
3.25% unsecured notes due 2027	300.0	300.0
4.10% unsecured notes due 2048	400.0	—
Other debt*	123.0	186.8
	1,073.0	1,186.8
Less: notes payable and current maturities of long-term debt:
Current maturities of long-term debt	—	(250.0)
Commercial paper borrowings	(115.5)	(151.0)
Other notes	(12.1)	(32.2)
	(127.6)	(433.2)
Total long-term debt	$945.4	$753.6

*	Includes fair value adjustments related to interest rate swaps, debt discounts and debt issuance costs.
Notes payable and current maturities of long-term debt of $127.6 million as of June 30, 2018, included $115.5 million of commercial paper borrowings and $12.1 million of other notes. As of 2017 year end, notes payable and current maturities of long-term debt of $433.2 million included $250 million of unsecured 4.25% notes due on January 16, 2018 (the “2018 Notes”), that were repaid upon maturity in accordance with their terms, $151.0 million of commercial paper borrowings and $32.2 million of other notes. As of 2017 year end, $200 million of unsecured 6.70% notes due March 1, 2019 (the “2019 Notes”) were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the 2017 year-end balance sheet date.
On February 20, 2018, Snap-on commenced a tender offer to repurchase the 2019 Notes with $26.1 million of the 2019 Notes tendered and repaid on February 27, 2018. On February 20, 2018, Snap-on also issued a notice of redemption for remaining outstanding 2019 Notes not tendered, with the redemption completed on March 22, 2018. The total cash cost for this tender and redemption was $209.1 million, including accrued interest of $1.5 million. Snap-on recorded $7.8 million for the loss on the early extinguishment of debt related to the 2019 Notes, which included the redemption premium and other issuance costs associated with this debt in “Other income (expense) - net” on the accompanying Condensed Consolidated Statement of Earnings. See Note 15 for additional information on Other income (expense) - net.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On February 20, 2018, Snap-on sold, at a discount, $400 million of unsecured 4.10% long-term notes that mature on March 1, 2048 (the “2048 Notes”). Interest on the 2048 Notes is payable semi-annually beginning September 1, 2018. Snap-on used a portion of the $395.4 million of net proceeds from the sale of the 2048 Notes, reflecting $3.5 million of transaction costs, to repay the 2019 Notes. The remaining net proceeds were used to repay a portion of its then-outstanding commercial paper borrowings and for general corporate purposes.

Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); no amounts were outstanding under the Credit Facility as of June 30, 2018. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt (consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of June 30, 2018, the company’s actual ratios of 0.23 and 1.00, respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.
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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on enters into interest rate swaps to manage risks associated with changing interest rates related to the company’s fixed rate borrowings. Interest rate swaps are accounted for as fair value hedges. The differentials paid or received on interest rate swaps are recognized as adjustments to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The effective portion of the change in fair value of the derivative is recorded in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets, while any ineffective portion is recorded as an adjustment to “Interest expense” on the accompanying Condensed Consolidated Statements of Earnings. The notional amount of interest rate swaps outstanding and designated as fair value hedges was $100 million as of both June 30, 2018, and December 30, 2017.
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
In the first quarter of 2018, Snap-on settled the outstanding $300 million treasury lock after it was deemed to be an ineffective hedge related to the 2048 Notes which were issued in February 2018. The $13.3 million gain on the settlement of the treasury lock was recorded in “Other income (expense) - net” on the accompanying Condensed Consolidated Statements of Earnings. As of June 30, 2018, no treasury locks were outstanding. The notional amount of treasury locks outstanding and designated as cash flow hedges as of December 30, 2017, was $300 million. See Note 15 for additional information on Other income (expense) - net.
In first quarter of 2017, Snap-on settled the $250 million treasury lock in conjunction with the February 2017 issuance of the 2027 Notes. The $14.9 million gain on the settlement of the treasury lock was recorded in Accumulated OCI and is being amortized over the term of the 2027 Notes and recognized as an adjustment to interest expense on the Condensed Consolidated Statements of Earnings.
Stock-based Deferred Compensation Risk Management: Snap-on aims to manage market risk associated with the stock-based portion of its deferred compensation plans through the use of prepaid equity forward agreements (“equity forwards”). Equity forwards are used to aid in offsetting the potential mark-to-market effect on stock-based deferred compensation from changes in Snap-on’s stock price. Since stock-based deferred compensation liabilities increase as the company’s stock price rises and decrease as the company’s stock price declines, the equity forwards are intended to mitigate the potential impact on deferred compensation expense that may result from such mark-to-market changes. As of June 30, 2018, Snap-on had equity forwards in place intended to manage market risk with respect to 119,300 shares of Snap-on common stock associated with its deferred compensation plans.
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
Fair Value of Financial Instruments: The fair values of financial instruments that do not approximate the carrying values in the financial statements are as follows:

	June 30, 2018		December 30, 2017
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance receivables – net	$1,565.7	$1,806.3	$1,544.6	$1,791.5
Contract receivables – net	420.2	458.0	419.4	459.1
Long-term debt, notes payable and current maturities of long-term debt	1,073.0	1,085.4	1,186.8	1,235.6

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

Note 10: Pension Plans
Snap-on’s net periodic pension cost included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service cost	$6.1	$5.3	$12.6	$11.2
Interest cost	13.2	13.9	26.4	27.9
Expected return on plan assets	(22.2)	(20.9)	(43.9)	(41.0)
Amortization of unrecognized loss	8.4	7.0	16.4	13.9
Amortization of prior service credit	(0.3)	(0.3)	(0.6)	(0.6)
Net periodic pension cost	$5.2	$5.0	$10.9	$11.4
The components of net periodic pension cost, other than the service cost component, are included in “Other income (expense) - net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 15 for additional information on Other income (expense) - net.
Snap-on intends to make contributions of $9.7 million to its foreign pension plans and $2.4 million to its domestic pension plans in 2018, as required by law. In the first six months of 2018, Snap-on made $30.8 million of cash contributions to its domestic pension plans consisting of (i) $30.0 million of discretionary contributions and (ii) $0.8 million of required contributions. Depending on market and other conditions, Snap-on may make additional discretionary cash contributions to its pension plans in 2018.
Note 11: Postretirement Health Care Plans
Snap-on’s net periodic postretirement health care cost included the following components:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Interest cost	$0.4	$0.5	$0.9	$1.0
Expected return on plan assets	(0.2)	(0.2)	(0.4)	(0.4)
Amortization of unrecognized gain	(0.1)	—	(0.2)	(0.1)
Net periodic postretirement health care cost	$0.1	$0.3	$0.3	$0.5

The components of net periodic postretirement health care cost, other than the service cost component, are included in “Other income (expense) - net” on the accompanying Condensed Consolidated Statements of Earnings. See Note 15 for additional information on Other income (expense) - net.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Stock-based Compensation and Other Stock Plans
The 2011 Incentive Stock and Awards Plan (the “2011 Plan”) provides for the grant of stock options, performance awards, stock appreciation rights (“SARs”) and restricted stock awards (which may be designated as “restricted stock units” or “RSUs”). No further grants are being made under its predecessor, the 2001 Incentive Stock and Awards Plan (the “2001 Plan”), although outstanding awards under the 2001 Plan continue in accordance with their terms. As of June 30, 2018, the 2011 Plan had 2,606,100 shares available for future grants. The company uses treasury stock to deliver shares under both the 2001 and 2011 Plans.
Net stock-based compensation expense was $7.9 million and $14.6 million for the respective three and six months ended June 30, 2018, and $7.0 million and $14.4 million for the respective three and six months ended July 1, 2017. Cash received from stock purchase and option plan exercises during the respective three and six months ended June 30, 2018, totaled $16.8 million and $28.3 million. Cash received from stock purchase and option plan exercises during the respective three and six months ended July 1, 2017, totaled $20.5 million and $34.6 million. The tax benefit realized from both the exercise and vesting of share-based payment arrangements was $2.5 million and $7.6 million for the respective three and six months ended June 30, 2018, and $3.1 million and $12.1 million for the respective three and six months ended July 1, 2017.

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
The following weighted-average assumptions were used in calculating the fair value of stock options granted during the six months ended June 30, 2018, and July 1, 2017, using the Black-Scholes valuation model; there were no stock options granted during the three months ended June 30, 2018, or July 1, 2017:

	Six Months Ended
	June 30, 2018	July 1, 2017
Expected term of option (in years)	5.35	5.15
Expected volatility factor	20.08%	22.01%
Expected dividend yield	1.68%	1.63%
Risk-free interest rate	2.71%	1.78%
A summary of stock option activity as of and for the six months ended June 30, 2018, is presented below:

	Shares (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 30, 2017	3,198	$115.30
Granted	515	161.18
Exercised	(244)	73.33
Forfeited or expired	(34)	159.17
Outstanding at June 30, 2018	3,435	124.72	6.6	$128.8
Exercisable at June 30, 2018	2,340	108.26	5.5	124.4

*	Weighted-average

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The weighted-average grant date fair value of options granted during the six months ended June 30, 2018, and July 1, 2017, was $30.21 and $31.13, respectively. The intrinsic value of options exercised was $10.2 million and $21.2 million during the respective three and six months ended June 30, 2018, and $8.2 million and $21.4 million during the respective three and six months ended July 1, 2017. The fair value of stock options vested was $16.0 million and $14.0 million during the respective six months ended June 30, 2018, and July 1, 2017.

As of June 30, 2018, there was $26.0 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized as a charge to earnings over a weighted-average period of 1.9 years.
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
The fair value of performance awards is calculated using the market value of a share of Snap-on’s common stock on the date of grant and assumed forfeitures based on recent historical experience; in recent years, forfeitures have not been significant. The weighted-average grant date fair value of performance awards granted during the six months ended June 30, 2018, and July 1, 2017, was $160.25 and $168.70, respectively. PSUs related to 50,182 shares and 60,980 shares were paid out during the respective six months ended June 30, 2018, and July 1, 2017. Earned PSUs are generally paid out following the conclusion of the applicable performance period upon approval by the Organization and Executive Compensation Committee of the company’s Board of Directors (the “Board”).
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
Changes to the company’s non-vested performance awards during the six months ended June 30, 2018, are as follows:

	Shares (in thousands)	Fair Value Price per Share*
Non-vested performance awards at December 30, 2017	132	$149.93
Granted	93	160.25
Vested	—	—
Cancellations and other	(7)	158.90
Non-vested performance awards at June 30, 2018	218	154.06

*	Weighted-average
As of June 30, 2018, there was $17.6 million of unrecognized compensation cost related to non-vested performance awards that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
The following weighted-average assumptions were used in calculating the fair value of stock-settled SARs granted during the six months ended June 30, 2018, and July 1, 2017, using the Black-Scholes valuation model; there were no stock-settled SARs granted during the three months ended June 30, 2018, or July 1, 2017:

	Six Months Ended
	June 30, 2018	July 1, 2017
Expected term of stock-settled SARs (in years)	3.58	3.99
Expected volatility factor	20.08%	19.39%
Expected dividend yield	1.63%	1.46%
Risk-free interest rate	2.40%	1.55%
Changes to the company’s stock-settled SARs during the six months ended June 30, 2018, are as follows:

	Stock-settled SARs (in thousands)	Exercise Price Per Share*	Remaining Contractual Term* (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 30, 2017	360	$138.63
Granted	89	161.18
Exercised	(8)	101.87
Forfeited or expired	(21)	131.42
Outstanding at June 30, 2018	420	144.43	7.7	$7.7
Exercisable at June 30, 2018	238	132.55	6.7	7.0

*	Weighted-average

The weighted-average grant date fair value of stock-settled SARs granted during the six months ended June 30, 2018, and July 1, 2017, was $24.71 and $24.13, respectively. The intrinsic value of stock-settled SARs exercised was zero and $0.6 million during the respective three and six months ended June 30, 2018, and zero and $0.5 million during the respective three and six months ended July 1, 2017. The fair value of stock-settled SARs vested was $2.2 million and $2.1 million during the respective six months ended June 30, 2018, and July 1, 2017.
As of June 30, 2018, there was $3.5 million of unrecognized compensation cost related to non-vested stock-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.9 years.

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following weighted-average assumptions were used in calculating the fair value of cash-settled SARs granted during the six months ended June 30, 2018, and July 1, 2017, using the Black-Scholes valuation model; no cash-settled SARs were granted during the three months ended June 30, 2018, or July 1, 2017:

	Six Months Ended
	June 30, 2018	July 1, 2017
Expected term of cash-settled SARs (in years)	3.26	3.62
Expected volatility factor	20.54%	19.56%
Expected dividend yield	1.67%	1.55%
Risk-free interest rate	2.63%	1.55%
The intrinsic value of cash-settled SARs exercised was $0.1 million and $2.1 million during the respective three and six months ended June 30, 2018, and $0.2 million and $0.8 million during the respective three and six months ended July 1, 2017. The fair value of cash-settled SARs vested was $0.1 million during both the six months ended June 30, 2018, and July 1, 2017.
Changes to the company’s non-vested cash-settled SARs during the six months ended June 30, 2018, are as follows:

	Cash-settled SARs (in thousands)	Fair Value Price per Share*
Non-vested cash-settled SARs at December 30, 2017	5	$35.41
Granted	1	24.26
Vested	(3)	24.30
Non-vested cash-settled SARs at June 30, 2018	3	23.94

*	Weighted-average

As of June 30, 2018, there was $0.1 million of unrecognized compensation cost related to non-vested cash-settled SARs that is expected to be recognized as a charge to earnings over a weighted-average period of 1.6 years.
Restricted Stock Awards – Non-employee Directors
The company awarded 6,975 shares and 6,966 shares of restricted stock to non-employee directors in the first six months of 2018 and 2017, respectively. The fair value of the restricted stock awards is expensed over a one-year vesting period based on the fair value on the date of grant. All restrictions for the restricted stock generally lapse upon the earlier of the first anniversary of the grant date, the recipient’s death or disability or in the event of a change in control, as defined in the 2011 Plan. If termination of the recipient’s service occurs prior to the first anniversary of the grant date for any reason other than death or disability, the shares of restricted stock would be forfeited, unless otherwise determined by the Board.
Note 13: Earnings Per Share
The shares used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Weighted-average common shares outstanding	56,429,715	57,790,299	56,540,611	57,865,481
Effect of dilutive securities	912,347	1,223,560	1,013,034	1,303,683
Weighted-average common shares outstanding, assuming dilution	57,342,062	59,013,859	57,553,645	59,169,164

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The dilutive effect of the potential exercise of outstanding options and stock-settled SARs to purchase common shares is calculated using the treasury stock method. As of June 30, 2018, there were 1,295,441 awards outstanding that were anti-dilutive; as of July 1, 2017, there were 722,015 awards outstanding that were anti-dilutive. Performance-based equity awards are included in the diluted earnings per share calculation based on the attainment of the applicable performance metrics to date.

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
Snap‑on’s product warranty accrual activity for the three and six months ended June 30, 2018, and July 1, 2017, is as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Warranty reserve:
Beginning of period	$17.5	$17.1	$17.2	$16.0
Additions	4.1	5.6	7.9	9.3
Usage	(4.1)	(3.8)	(7.6)	(6.4)
End of period	$17.5	$18.9	$17.5	$18.9
Snap-on is involved in various legal matters that are being litigated and/or settled in the ordinary course of business. The Condensed Consolidated Balance Sheets as of June 30, 2018, and December 30, 2017, included fiscal 2017 accruals of $30.9 million related to a judgment in a patent-related litigation matter, as well as $15.0 million related to a judgment in an employment-related litigation matter brought by an individual; both judgments are being appealed.
Although it is not possible to predict the outcome of these legal matters, management believes that the results of all legal matters will not have a material impact on Snap-on’s consolidated financial position, results of operations or cash flows.
Note 15: Other Income (Expense) – Net
“Other income (expense) – net” on the accompanying Condensed Consolidated Statements of Earnings consists of the following:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Interest income	$0.2	$0.1	$0.3	$0.2
Net foreign exchange loss	(0.3)	(2.0)	(2.4)	(3.7)
Net periodic pension and postretirement benefits (costs) – non-service	0.8	—	1.4	(0.7)
Settlement of treasury lock	—	—	13.3	—
Loss on early extinguishment of debt	—	—	(7.8)	—
Other	(1.3)	—	(2.6)	(0.1)
Total other income (expense) – net	$(0.6)	$(1.9)	$2.2	$(4.3)

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 16: Accumulated Other Comprehensive Income (Loss)
The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended June 30, 2018:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of March 31, 2018	$(43.4)	$13.2	$(255.2)	$(285.4)
Other comprehensive loss before reclassifications	(97.6)	—	—	(97.6)
Amounts reclassified from Accumulated OCI	—	(0.3)	6.0	5.7
Net other comprehensive income (loss)	(97.6)	(0.3)	6.0	(91.9)
Balance as of June 30, 2018	$(141.0)	$12.9	$(249.2)	$(377.3)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the six months ended June 30, 2018:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 30, 2017	$(82.5)	$14.5	$(261.0)	$(329.0)
Other comprehensive loss before reclassifications	(58.5)	(0.8)	—	(59.3)
Amounts reclassified from Accumulated OCI	—	(0.8)	11.8	11.0
Net other comprehensive income (loss)	(58.5)	(1.6)	11.8	(48.3)
Balance as of June 30, 2018	$(141.0)	$12.9	$(249.2)	$(377.3)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the three months ended July 1, 2017:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of April 1, 2017	$(179.6)	$15.0	$(285.8)	$(450.4)
Other comprehensive income before reclassifications	49.4	—	—	49.4
Amounts reclassified from Accumulated OCI	—	(0.4)	4.4	4.0
Net other comprehensive income (loss)	49.4	(0.4)	4.4	53.4
Balance as of July 1, 2017	$(130.2)	$14.6	$(281.4)	$(397.0)

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following is a summary of net changes in Accumulated OCI by component and net of tax for the six months ended July 1, 2017:

(Amounts in millions)	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance as of December 31, 2016	$(217.7)	$9.2	$(290.0)	$(498.5)
Other comprehensive income before reclassifications	87.5	6.1	—	93.6
Amounts reclassified from Accumulated OCI	—	(0.7)	8.6	7.9
Net other comprehensive income	87.5	5.4	8.6	101.5
Balance as of July 1, 2017	$(130.2)	$14.6	$(281.4)	$(397.0)

The reclassifications out of Accumulated OCI for the three and six month periods ended June 30, 2018, and July 1, 2017, are as follows:

	Amount Reclassified from Accumulated OCI
	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	Statement of Earnings Presentation
(Amounts in millions)
Gains on cash flow hedges:
Treasury locks	$0.3	$0.4	$0.8	$0.7	Interest expense
Income tax expense	—	—	—	—	Income tax expense
Net of tax	0.3	0.4	0.8	0.7

Amortization of net unrecognized losses and prior service credits	(8.0)	(6.7)	(15.6)	(13.2)	See footnote below*
Income tax benefit	2.0	2.3	3.8	4.6	Income tax expense
Net of tax	(6.0)	(4.4)	(11.8)	(8.6)
Total reclassifications for the period, net of tax	$(5.7)	$(4.0)	$(11.0)	$(7.9)

*	These Accumulated OCI components are included in the computation of net periodic pension and postretirement health care costs; see Note 10 and Note 11 for further information.

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

SNAP-ON INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Snap-on evaluates the performance of its operating segments based on segment revenues, including both external and intersegment net sales, and segment operating earnings. Snap-on accounts for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Corporate assets consist of cash and cash equivalents (excluding cash held at Financial Services), deferred income taxes and certain other assets. All significant intersegment amounts are eliminated to arrive at Snap-on’s consolidated financial results. See Note 1 for additional information on the retrospective adoption of ASU No. 2017-07 for the three and six months ended July 1, 2017.
Financial Data by Segment:

	Three Months Ended		Six Months Ended
(Amounts in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales:
Commercial & Industrial Group	$337.8	$310.0	$669.4	$608.7
Snap-on Tools Group	411.9	413.8	816.6	823.2
Repair Systems & Information Group	343.1	338.1	680.1	656.9
Segment net sales	1,092.8	1,061.9	2,166.1	2,088.8
Intersegment eliminations	(138.2)	(140.5)	(276.0)	(280.3)
Total net sales	$954.6	$921.4	$1,890.1	$1,808.5
Financial Services revenue	82.0	77.7	165.0	154.5
Total revenues	$1,036.6	$999.1	$2,055.1	$1,963.0
Operating earnings:
Commercial & Industrial Group	$49.0	$43.0	$95.5	$84.9
Snap-on Tools Group	79.0	80.7	147.9	151.0
Repair Systems & Information Group	88.7	82.2	174.5	161.3
Financial Services	57.8	54.6	114.7	107.1
Segment operating earnings	274.5	260.5	532.6	504.3
Corporate	(23.6)	(22.2)	(47.1)	(43.3)
Operating earnings	$250.9	$238.3	$485.5	$461.0
Interest expense	(12.0)	(13.0)	(25.6)	(25.7)
Other income (expense) – net	(0.6)	(1.9)	2.2	(4.3)
Earnings before income taxes and equity earnings	$238.3	$223.4	$462.1	$431.0

(Amounts in millions)	June 30, 2018	December 30, 2017
Assets:
Commercial & Industrial Group	$1,087.4	$1,113.9
Snap-on Tools Group	746.7	714.3
Repair Systems & Information Group	1,289.0	1,314.3
Financial Services	1,988.4	1,971.8
Total assets from reportable segments	$5,111.5	$5,114.3
Corporate	225.1	200.6
Elimination of intersegment receivables	(64.6)	(65.8)
Total assets	$5,272.0	$5,249.1

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

Recent Acquisitions
On January 31, 2018, Snap-on acquired substantially all of the assets of George A. Sturdevant, Inc. (d/b/a Fastorq) for a cash purchase price of $3.0 million. Fastorq, based in New Caney, Texas, designs, assembles and distributes hydraulic torque and hydraulic tensioning products for use in critical industries. The acquisition of the Fastorq product line complemented and increased Snap-on’s existing torque product offering and broadened its established capabilities in serving critical industries.

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
Impact of the Tax Act
The effective tax rate for 2018 includes the net tax benefits attributable to the Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law on December 22, 2017.

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

The company’s accounting for the certain elements of the Tax Act was incomplete as of the period ended December 30, 2017, and remains incomplete as of June 30, 2018. However, the company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items. In connection with its initial analysis of the impact of the Tax Act, the company recorded a provisional discrete net tax expense of $7.0 million in the period ended December 30, 2017. This provisional estimate consists of a net expense of $13.7 million for the one-time transition tax and a net benefit of $6.7 million related to revaluation of deferred tax assets and liabilities, caused by the new lower corporate tax rate. To determine the transition tax, the company must determine the amount of post-1986 accumulated earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. While the company was able to make a reasonable estimate of the transition tax, it is continuing to gather additional information to more precisely compute the final amount. Likewise, while the company was able to make a reasonable estimate of the impact of the reduction to the corporate tax rate, its rate may be affected by other analyses related to the Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences. Due to the complexity of the new GILTI tax rules, the company is continuing to evaluate this provision of the Tax Act and the application

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

of ASC 740. Under GAAP, the company is allowed to make an accounting policy choice to either (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”); or (ii) factor in such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The company’s selection of an accounting policy with respect to the new GILTI tax rules is dependent on additional analysis and potential future modifications to existing structures, which are not currently known. The company has not made a policy decision regarding whether to record deferred taxes on GILTI. The company will continue to analyze the full effects of the Tax Act on its consolidated financial statements.

During the first six months of 2018, the Internal Revenue Service issued new guidance affecting the computation of the company’s 2017 federal income tax liability. As a result of this new guidance and additional analysis of the impacts of the Tax Act, the company revised its prior estimates and recorded $0.5 million of tax benefit and $2.1 million of tax expense related to the Tax Act during the respective three and six months ended June 30, 2018. The ultimate impact of the Tax Act may differ from the current estimates, possibly materially, due to changes in interpretations and assumptions the company has made, future guidance that may be issued and actions the company may take as a result of the law.

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

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

RESULTS OF OPERATIONS
Results of operations for the three months ended June 30, 2018, and July 1, 2017, are as follows:

	Three Months Ended
(Amounts in millions)	June 30, 2018		July 1, 2017		Change
Net sales	$954.6	100.0%	$921.4	100.0%	$33.2	3.6%
Cost of goods sold	(467.5)	(49.0)%	(458.2)	(49.7)%	(9.3)	(2.0)%
Gross profit	487.1	51.0%	463.2	50.3%	23.9	5.2%
Operating expenses	(294.0)	(30.8)%	(279.5)	(30.4)%	(14.5)	(5.2)%
Operating earnings before financial services	193.1	20.2%	183.7	19.9%	9.4	5.1%

Financial services revenue	82.0	100.0%	77.7	100.0%	4.3	5.5%
Financial services expenses	(24.2)	(29.5)%	(23.1)	(29.7)%	(1.1)	(4.8)%
Operating earnings from financial services	57.8	70.5%	54.6	70.3%	3.2	5.9%

Operating earnings	250.9	24.2%	238.3	23.9%	12.6	5.3%
Interest expense	(12.0)	(1.1)%	(13.0)	(1.3)%	1.0	7.7%
Other income (expense) – net	(0.6)	(0.1)%	(1.9)	(0.2)%	1.3	NM
Earnings before income taxes and equity earnings	238.3	23.0%	223.4	22.4%	14.9	6.7%
Income tax expense	(55.8)	(5.4)%	(67.3)	(6.8)%	11.5	17.1%
Earnings before equity earnings	182.5	17.6%	156.1	15.6%	26.4	16.9%
Equity earnings, net of tax	0.2	—	0.7	0.1%	(0.5)	NM
Net earnings	182.7	17.6%	156.8	15.7%	25.9	16.5%
Net earnings attributable to noncontrolling interests	(4.0)	(0.4)%	(3.6)	(0.4)%	(0.4)	(11.1)%
Net earnings attributable to Snap-on Inc.	$178.7	17.2%	$153.2	15.3%	$25.5	16.6%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $954.6 million in the second quarter of 2018 increased $33.2 million, or 3.6%, from 2017 levels, reflecting a $12.1 million, or 1.3%, increase in organic sales (a non-GAAP financial measure that excludes acquisition-related sales and the impact of foreign currency translation), $8.1 million of acquisition-related sales, and $13.0 million of favorable foreign currency translation. Snap-on has significant international operations and is subject to risks inherent with foreign operations, including foreign currency translation fluctuations.
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

Gross profit of $487.1 million in the second quarter of 2018 compared to $463.2 million last year. Gross margin (gross profit as a percentage of net sales) of 51.0% in the quarter improved 70 basis points (100 basis points (“bps”) equals 1.0 percent) from 50.3% last year primarily due to benefits from higher sales, savings from the company’s “Rapid Continuous Improvement” or “RCI” initiatives and 10 bps of favorable foreign currency effects, partially offset by higher material and other costs.

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

Operating expenses of $294.0 million in the second quarter of 2018 compared to $279.5 million last year. The operating expense margin (operating expenses as a percentage of net sales) of 30.8% increased 40 bps from 30.4% last year primarily due to higher costs and 10 bps of operating expenses from acquisitions, partially offset by 10 bps of favorable foreign currency effects.
Operating earnings before financial services of $193.1 million in the second quarter of 2018, including $4.5 million of favorable foreign currency effects, increased $9.4 million, or 5.1%, as compared to $183.7 million last year. As a percentage of net sales, operating earnings before financial services of 20.2% compared to 19.9% last year.
Financial services revenue of $82.0 million in the second quarter of 2018 compared to revenue of $77.7 million last year. Financial services operating earnings of $57.8 million in the second quarter of 2018, including $0.3 million of favorable foreign currency effects, increased $3.2 million, or 5.9%, as compared to $54.6 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.
Operating earnings of $250.9 million in the second quarter of 2018, including $4.8 million of favorable foreign currency effects, increased $12.6 million, or 5.3%, from $238.3 million last year. As a percentage of revenues (net sales plus financial services revenue), operating earnings of 24.2% in the quarter compared to 23.9% last year.
Interest expense was $12.0 million and $13.0 million in the respective second quarters of 2018 and 2017. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net was expense of $0.6 million and $1.9 million in the respective second quarters of 2018 and 2017. Other income (expense) – net includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 15 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.
Snap-on’s 2018 second quarter effective income tax rate on earnings attributable to Snap-on was 23.8%, including 20 bps of benefit related to newly issued guidance associated with the Tax Act (the “tax benefit”), as compared to 30.6% in 2017. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on of $178.7 million, or $3.12 per diluted share, in the second quarter of 2018, including $0.5 million, or $0.01 per diluted share, for the tax benefit, increased $25.5 million, or $0.52 per diluted share, from 2017 levels. Net earnings attributable to Snap-on in the second quarter of 2017 were $153.2 million, or $2.60 per diluted share.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

	Six Months Ended
(Amounts in millions)	June 30, 2018		July 1, 2017		Change
Net sales	$1,890.1	100.0%	$1,808.5	100.0%	$81.6	4.5%
Cost of goods sold	(931.4)	(49.3)%	(897.0)	(49.6)%	(34.4)	(3.8)%
Gross profit	958.7	50.7%	911.5	50.4%	47.2	5.2%
Operating expenses	(587.9)	(31.1)%	(557.6)	(30.8)%	(30.3)	(5.4)%
Operating earnings before financial services	370.8	19.6%	353.9	19.6%	16.9	4.8%

Financial services revenue	165.0	100.0%	154.5	100.0%	10.5	6.8%
Financial services expenses	(50.3)	(30.5)%	(47.4)	(30.7)%	(2.9)	(6.1)%
Operating earnings from financial services	114.7	69.5%	107.1	69.3%	7.6	7.1%

Operating earnings	485.5	23.6%	461.0	23.5%	24.5	5.3%
Interest expense	(25.6)	(1.2)%	(25.7)	(1.3)%	0.1	0.4%
Other income (expense) – net	2.2	0.1%	(4.3)	(0.2)%	6.5	NM
Earnings before income taxes and equity earnings	462.1	22.5%	431.0	22.0%	31.1	7.2%
Income tax expense	(113.4)	(5.5)%	(129.9)	(6.6)%	16.5	12.7%
Earnings before equity earnings	348.7	17.0%	301.1	15.4%	47.6	15.8%
Equity earnings, net of tax	0.8	—	0.8	—	—	NM
Net earnings	349.5	17.0%	301.9	15.4%	47.6	15.8%
Net earnings attributable to noncontrolling interests	(7.8)	(0.4)%	(7.1)	(0.4)%	(0.7)	(9.9)%
Net earnings attributable to Snap-on Inc.	$341.7	16.6%	$294.8	15.0%	$46.9	15.9%

NM: Not meaningful

Percentage Disclosure: All income statement line item percentages below “Operating earnings from financial services” are calculated as a percentage of the sum of Net sales and Financial services revenue.

Net sales of $1,890.1 million in the first six months of 2018 increased $81.6 million, or 4.5%, from 2017 levels, reflecting a $19.3 million, or 1.0%, increase in organic sales, $22.4 million of acquisition-related sales, and $39.9 million of favorable foreign currency translation.

Gross profit of $958.7 million in the first six months of 2018 compared to $911.5 million last year. Gross margin of 50.7% improved 30 basis points from 50.4% last year primarily due to benefits from higher sales and savings from the company’s RCI initiatives, partially offset by higher material and other costs.

Operating expenses of $587.9 million in the first six months of 2018 compared to $557.6 million last year. The operating expense margin of 31.1% compared to 30.8% last year.
Operating earnings before financial services of $370.8 million in the first six months of 2018, including $8.2 million of favorable foreign currency effects, increased $16.9 million, or 4.8%, as compared to $353.9 million last year. As a percentage of net sales, operating earnings before financial services of 19.6%, was unchanged from last year.
Financial services revenue of $165.0 million in the first six months of 2018 compared to revenue of $154.5 million last year. Financial services operating earnings of $114.7 million in 2018, including $0.8 million of favorable foreign currency effects, increased $7.6 million, or 7.1%, as compared to $107.1 million last year. The year-over-year increases in both revenue and operating earnings primarily reflect continued growth of the company’s financial services portfolio.
Operating earnings of $485.5 million in the first six months of 2018, including $9.0 million of favorable foreign currency effects, increased $24.5 million, or 5.3%, from $461.0 million last year. As a percentage of revenues, operating earnings of 23.6% improved 10 bps from 23.5% last year.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Interest expense was $25.6 million and $25.7 million in the respective first six months of 2018 and 2017. See Note 8 to the Condensed Consolidated Financial Statements for information on Snap-on’s debt and credit facilities.
Other income (expense) – net was income of $2.2 million and expense of $4.3 million in the respective first six months of 2018 and 2017. Other income (expense) – net in fiscal 2018 includes a net gain of $5.5 million associated with a treasury lock settlement gain of $13.3 million related to the issuance of debt, partially offset by $7.8 million of expense related to the early extinguishment of debt (collectively, the “net debt items”). Other income (expense) - net also includes net gains and losses associated with hedging and currency exchange rate transactions, non-service components of net periodic benefit costs, and interest income. See Note 15 to the Condensed Consolidated Financial Statements for information on other income (expense) – net.
In the first six months of 2018, Snap-on’s effective income tax rate on earnings attributable to Snap-on was 25.0%, including 50 bps of charges related to newly issued guidance associated with the Tax Act (the “tax charge”), as compared to 30.6% in 2017. See Note 7 to the Condensed Consolidated Financial Statements for information on income taxes.
Net earnings attributable to Snap-on of $341.7 million, or $5.93 per diluted share, in the first six months of 2018, including $4.1 million, or $0.07 per diluted share, for the after-tax net debt items, and $2.1 million, or $0.04 per diluted share for the tax charge, increased $46.9 million, or $0.95 per diluted share, from 2017 levels. Net earnings attributable to Snap-on in the first six months of 2017 were $294.8 million, or $4.98 per diluted share.

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
Commercial & Industrial Group

	Three Months Ended
(Amounts in millions)	June 30, 2018		July 1, 2017		Change
External net sales	$267.1	79.1%	$236.5	76.3%	$30.6	12.9%
Intersegment net sales	70.7	20.9%	73.5	23.7%	(2.8)	(3.8)%
Segment net sales	337.8	100.0%	310.0	100.0%	27.8	9.0%
Cost of goods sold	(204.8)	(60.6)%	(189.1)	(61.0)%	(15.7)	(8.3)%
Gross profit	133.0	39.4%	120.9	39.0%	12.1	10.0%
Operating expenses	(84.0)	(24.9)%	(77.9)	(25.1)%	(6.1)	(7.8)%
Segment operating earnings	$49.0	14.5%	$43.0	13.9%	$6.0	14.0%

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Segment net sales of $337.8 million in the second quarter of 2018 increased $27.8 million, or 9.0%, from 2017 levels, reflecting a $13.9 million, or 4.4%, organic sales gain, $8.1 million of acquisition-related sales, and $5.8 million of favorable foreign currency translation. The organic sales increase primarily includes a double-digit gain in sales to customers in critical industries and slightly higher sales in the segment’s European-based hand tools business, partially offset by a low single-digit decrease in sales of power tools.
Segment gross profit of $133.0 million in the second quarter of 2018 compared to $120.9 million last year. Second quarter gross margin of 39.4% in 2018 improved 40 bps from 39.0% in 2017 primarily due to higher sales volume and benefits from the company’s RCI initiatives, partially offset by 30 bps of unfavorable foreign currency effects.
Segment operating expenses of $84.0 million in the second quarter of 2018 compared to $77.9 million last year. The operating expense margin of 24.9% in 2018 compared to 25.1% in 2017.
As a result of these factors, segment operating earnings of $49.0 million in the second quarter of 2018, including $0.2 million of unfavorable foreign currency effects, increased $6.0 million from 2017 levels. Operating margin (segment operating earnings as a percentage of segment net sales) for the Commercial & Industrial Group of 14.5% in 2018, including 30 bps of unfavorable foreign currency effects, compared to13.9% in 2017.

	Six Months Ended
(Amounts in millions)	June 30, 2018		July 1, 2017		Change
External net sales	$525.9	78.6%	$462.1	75.9%	$63.8	13.8%
Intersegment net sales	143.5	21.4%	146.6	24.1%	(3.1)	(2.1)%
Segment net sales	669.4	100.0%	608.7	100.0%	60.7	10.0%
Cost of goods sold	(407.1)	(60.8)%	(371.1)	(61.0)%	(36.0)	(9.7)%
Gross profit	$262.3	39.2%	237.6	39.0%	24.7	10.4%
Operating expenses	(166.8)	(24.9)%	(152.7)	(25.1)%	(14.1)	(9.2)%
Segment operating earnings	95.5	14.3%	$84.9	13.9%	$10.6	12.5%
Segment net sales of $669.4 million in the first six months of 2018 increased $60.7 million, or 10.0%, from 2017 levels, reflecting a $19.9 million, or 3.2%, organic sales gain, $21.7 million of acquisition-related sales, and $19.1 million of favorable foreign currency translation. The organic sales increase primarily includes high single-digit gains in sales to customers in critical industries, low single-digit gains in sales in the segment’s European-based hand tools business and in its Asia/Pacific operations, partially offset by a low single-digit decrease in sales of power tools.
Segment gross profit of $262.3 million in the first six months of 2018 compared to $237.6 million last year. Gross margin of 39.2% in 2018 improved 20 bps from 39.0% in 2017 primarily due to higher sales volume and benefits from the company’s RCI initiatives, partially offset by 40 bps of unfavorable foreign currency effects.
Segment operating expenses of $166.8 million in the first six months of 2018 compared to $152.7 million last year. The operating expense margin of 24.9% in 2018 improved 20 bps from 25.1% in 2017, as 10 bps of unfavorable foreign currency effects were more than offset by benefits from higher sales volume and other cost reduction initiatives.
As a result of these factors, segment operating earnings of $95.5 million in the first six months of 2018, including $0.7 million of unfavorable foreign currency effects, increased $10.6 million from 2017 levels. Operating margin for the Commercial & Industrial Group of 14.3% in 2018, including 50 bps of unfavorable foreign currency effects, compared to 13.9% in 2017.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Snap-on Tools Group

	Three Months Ended
(Amounts in millions)	June 30, 2018		July 1, 2017		Change
Segment net sales	$411.9	100.0%	$413.8	100.0%	$(1.9)	(0.5)%
Cost of goods sold	(222.7)	(54.1)%	(230.2)	(55.6)%	7.5	3.3%
Gross profit	189.2	45.9%	183.6	44.4%	5.6	3.1%
Operating expenses	(110.2)	(26.7)%	(102.9)	(24.9)%	(7.3)	(7.1)%
Segment operating earnings	$79.0	19.2%	$80.7	19.5%	$(1.7)	(2.1)%

Segment net sales of $411.9 million in the second quarter of 2018 decreased $1.9 million, or 0.5%, from 2017 levels, reflecting a $6.1 million, or 1.5%, organic sales decline, partially offset by $4.2 million of favorable foreign currency translation. The organic sales decline includes a low single-digit decrease in the company’s U.S. franchise operations, while sales in the company’s international franchise operations were essentially flat.
Segment gross profit of $189.2 million in the second quarter of 2018 compared to $183.6 million last year. Gross margin of 45.9% improved 150 bps from 44.4% last year primarily due to 70 bps of favorable foreign currency effects, higher sales of higher margin products and benefits from the company’s RCI initiatives.
Segment operating expenses of $110.2 million in the second quarter of 2018 compared to $102.9 million last year. The operating expense margin of 26.7% increased 180 bps from 24.9% last year primarily due to higher costs and the effect of the lower sales volume.
As a result of these factors, segment operating earnings of $79.0 million in the second quarter of 2018, including $4.1 million of favorable foreign currency effects, decreased $1.7 million from 2017 levels. Operating margin for the Snap-on Tools Group of 19.2% in the second quarter of 2018 compared to 19.5% last year.

	Six Months Ended
(Amounts in millions)	June 30, 2018		July 1, 2017		Change
Segment net sales	$816.6	100.0%	$823.2	100.0%	$(6.6)	(0.8)%
Cost of goods sold	(447.1)	(54.8)%	(462.5)	(56.2)%	15.4	3.3%
Gross profit	369.5	45.2%	360.7	43.8%	8.8	2.4%
Operating expenses	(221.6)	(27.1)%	(209.7)	(25.5)%	(11.9)	(5.7)%
Segment operating earnings	$147.9	18.1%	$151.0	18.3%	$(3.1)	(2.1)%

Segment net sales of $816.6 million in the first six months of 2018 decreased $6.6 million, or 0.8%, from 2017 levels, reflecting a $17.5 million, or 2.1%, organic sales decline, partially offset by $10.9 million of favorable foreign currency translation. The organic sales decline includes a low single-digit decrease in the company’s U.S. franchise operations, partially offset by a low single-digit sales gain in the company’s international franchise operations.
Segment gross profit of $369.5 million in the first six months of 2018 compared to $360.7 million last year. Gross margin of 45.2% improved 140 bps from 43.8% last year primarily due to 60 bps of favorable foreign currency effects, higher sales of higher margin products and benefits from the company’s RCI initiatives.
Segment operating expenses of $221.6 million in the first six months of 2018 compared to $209.7 million last year. The operating expense margin of 27.1% increased 160 bps from 25.5% last year primarily due to higher costs and the effect of the lower sales volume.
As a result of these factors, segment operating earnings of $147.9 million in the first six months of 2018, including $7.8 million of favorable foreign currency effects, decreased $3.1 million from 2017 levels. Operating margin for the Snap-on Tools Group of 18.1% in the first six months of 2018 compared to 18.3% last year.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Repair Systems & Information Group

	Three Months Ended
(Amounts in millions)	June 30, 2018		July 1, 2017		Change
External net sales	$275.6	80.3%	$271.1	80.2%	$4.5	1.7%
Intersegment net sales	67.5	19.7%	67.0	19.8%	0.5	0.7%
Segment net sales	343.1	100.0%	338.1	100.0%	5.0	1.5%
Cost of goods sold	(178.2)	(51.9)%	(179.4)	(53.1)%	1.2	0.7%
Gross profit	164.9	48.1%	158.7	46.9%	6.2	3.9%
Operating expenses	(76.2)	(22.2)%	(76.5)	(22.6)%	0.3	0.4%
Segment operating earnings	$88.7	25.9%	$82.2	24.3%	$6.5	7.9%
Segment net sales of $343.1 million in the second quarter of 2018 increased $5.0 million, or 1.5%, from 2017 levels, reflecting a $0.1 million, or essentially flat, organic sales gain, and $4.9 million of favorable foreign currency translation. The organic sales increase includes a mid single-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers, largely offset by a mid single-digit sales decrease of undercar equipment; sales to OEM dealerships were essentially flat.
Segment gross profit of $164.9 million in the second quarter of 2018 compared to $158.7 million last year. Gross margin of 48.1% improved 120 bps from 46.9% last year primarily as a result of a shift in sales that included higher volumes of high gross margin products and benefits from the company’s RCI initiatives, partially offset by 20 bps of unfavorable foreign currency effects.
Segment operating expenses of $76.2 million in the second quarter of 2018 compared to $76.5 million last year. The operating expense margin of 22.2% improved 40 bps from 22.6% last year.

As a result of these factors, segment operating earnings of $88.7 million in the second quarter of 2018, including $0.6 million of favorable foreign currency effects, increased $6.5 million from 2017 levels. Operating margin for the Repair Systems & Information Group of 25.9% in the second quarter of 2018 improved 160 bps from 24.3% last year.

	Six Months Ended
(Amounts in millions)	June 30, 2018		July 1, 2017		Change
External net sales	$547.6	80.5%	$523.2	79.6%	$24.4	4.7%
Intersegment net sales	132.5	19.5%	133.7	20.4%	(1.2)	(0.9)%
Segment net sales	680.1	100.0%	656.9	100.0%	23.2	3.5%
Cost of goods sold	(353.2)	(51.9)%	(343.7)	(52.3)%	(9.5)	(2.8)%
Gross profit	326.9	48.1%	313.2	47.7%	13.7	4.4%
Operating expenses	(152.4)	(22.4)%	(151.9)	(23.1)%	(0.5)	(0.3)%
Segment operating earnings	$174.5	25.7%	$161.3	24.6%	$13.2	8.2%
Segment net sales of $680.1 million in the first six months of 2018 increased $23.2 million, or 3.5%, from 2017 levels, reflecting an $8.5 million, or 1.3%, organic sales gain, $0.7 million of acquisition-related sales, and $14.0 million of favorable foreign currency translation. The organic sales increase includes a mid single-digit gain in sales of diagnostic and repair information products to independent repair shop owners and managers, partially offset by a low single-digit sales decrease of undercar equipment; sales to OEM dealerships were essentially flat.
Segment gross profit of $326.9 million in the first six months of 2018 compared to $313.2 million last year. Gross margin of 48.1% improved 40 bps from 47.7% last year primarily as a result of a shift in sales that included higher volumes of high gross margin products and benefits from the company’s RCI initiatives, partially offset by 30 bps of unfavorable foreign currency effects.
Segment operating expenses of $152.4 million in the first six months of 2018 compared to $151.9 million last year. The operating expense margin of 22.4% improved 70 bps from 23.1% last year primarily due to benefits from sales volume leverage and RCI initiatives, partially offset by a 10 bps impact from unfavorable foreign currency effects.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

As a result of these factors, segment operating earnings of $174.5 million in the first six months of 2018, including $1.1 million of favorable foreign currency effects, increased $13.2 million from 2017 levels. Operating margin for the Repair Systems & Information Group of 25.7% in the first six months of 2018 improved 110 bps from 24.6% last year.

Financial Services

	Three Months Ended
(Amounts in millions)	June 30, 2018		July 1, 2017		Change
Financial services revenue	$82.0	100.0%	$77.7	100.0%	$4.3	5.5%
Financial services expenses	(24.2)	(29.5)%	(23.1)	(29.7)%	(1.1)	(4.8)%
Segment operating earnings	$57.8	70.5%	$54.6	70.3%	$3.2	5.9%
Financial services revenue of $82.0 million in the second quarter of 2018 increased $4.3 million, or 5.5%, from $77.7 million last year primarily due to $5.0 million of higher revenue as a result of growth of the company’s financial services portfolio, partially offset by $0.7 million of decreased revenue from lower average yields on finance receivables. In the second quarter, the average yield on finance receivables was 17.7% for 2018 and 17.9% for 2017, and the average yield on contract receivables was 9.1% for both 2018 and 2017. Originations of $276.1 million in the second quarter of 2018 increased $5.5 million, or 2.0%, from 2017 levels.

Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses of $24.2 million in the second quarter of 2018 increased $1.1 million from $23.1 million last year primarily due to changes in both the size of the portfolio and in the provisions for credit losses. As a percentage of the average financial services portfolio, financial services expenses were 1.2% in both of the second quarters of 2018 and 2017.
Financial services operating earnings of $57.8 million in the second quarter of 2018, including $0.3 million of favorable foreign currency effects, increased $3.2 million, or 5.9%, from 2017 levels.

	Six Months Ended
(Amounts in millions)	June 30, 2018		July 1, 2017		Change
Financial services revenue	$165.0	100.0%	$154.5	100.0%	$10.5	6.8%
Financial services expenses	(50.3)	(30.5)%	(47.4)	(30.7)%	(2.9)	(6.1)%
Segment operating earnings	$114.7	69.5%	$107.1	69.3%	$7.6	7.1%
Financial services revenue of $165.0 million in the first six months of 2018 increased $10.5 million, or 6.8%, from $154.5 million last year primarily due to $11.8 million of higher revenue as a result of growth of the company’s financial services portfolio, partially offset by $1.3 million of decreased revenue from lower average yields on finance receivables. In the first six months, the average yield on finance receivables was 17.8% for 2018 and 17.9% for 2017, and the average yield on contract receivables was 9.2% for both 2018 and 2017. Originations of $523.4 million in the first six months of 2018 decreased $11.8 million, or 2.2%, from 2017 levels.

Financial services expenses primarily include personnel-related and other general and administrative costs, as well as provisions for credit losses. These expenses are generally more dependent on changes in the size of the financial services portfolio than they are on the revenue of the segment. Financial services expenses of $50.3 million in the first six months of 2018 increased $2.9 million from $47.4 million last year primarily due to changes in both the size of the portfolio and in the provisions for credit losses. As a percentage of the average financial services portfolio, financial services expenses were 2.5% in both of the first six months of 2018 and 2017.
Financial services operating earnings of $114.7 million in the first six months of 2018, including $0.8 million of favorable foreign currency effects, increased $7.6 million, or 7.1%, from 2017 levels.

See Note 4 to the Condensed Consolidated Financial Statements for further information on financial services.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Corporate
Snap-on’s second quarter 2018 general corporate expenses of $23.6 million increased $1.4 million from $22.2 million last year.

Snap-on’s general corporate expenses in the first six months of 2018 of $47.1 million increased $3.8 million from $43.3 million last year.
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
Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Statements of Earnings Information for the three months ended June 30, 2018, and July 1, 2017, is as follows:

	Operations*		Financial Services
(Amounts in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$954.6	$921.4	$—	$—
Cost of goods sold	(467.5)	(458.2)	—	—
Gross profit	487.1	463.2	—	—
Operating expenses	(294.0)	(279.5)	—	—
Operating earnings before financial services	193.1	183.7	—	—

Financial services revenue	—	—	82.0	77.7
Financial services expenses	—	—	(24.2)	(23.1)
Operating earnings from financial services	—	—	57.8	54.6

Operating earnings	193.1	183.7	57.8	54.6
Interest expense	(11.9)	(12.9)	(0.1)	(0.1)
Intersegment interest income (expense) – net	17.2	17.9	(17.2)	(17.9)
Other income (expense) – net	(0.7)	(1.9)	0.1	—
Earnings before income taxes and equity earnings	197.7	186.8	40.6	36.6
Income tax expense	(45.2)	(53.7)	(10.6)	(13.6)
Earnings before equity earnings	152.5	133.1	30.0	23.0
Financial services – net earnings attributable to Snap-on	30.0	23.0	—	—
Equity earnings, net of tax	0.2	0.7	—	—
Net earnings	182.7	156.8	30.0	23.0
Net earnings attributable to noncontrolling interests	(4.0)	(3.6)	—	—
Net earnings attributable to Snap-on	$178.7	$153.2	$30.0	$23.0
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Non-GAAP Supplemental Consolidating Data - Supplemental Condensed Statements of Earnings Information for the six months ended June 30, 2018, and July 1, 2017, is as follows:

	Operations*		Financial Services
(Amounts in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$1,890.1	$1,808.5	$—	$—
Cost of goods sold	(931.4)	(897.0)	—	—
Gross profit	958.7	911.5	—	—
Operating expenses	(587.9)	(557.6)	—	—
Operating earnings before financial services	370.8	353.9	—	—

Financial services revenue	—	—	165.0	154.5
Financial services expenses	—	—	(50.3)	(47.4)
Operating earnings from financial services	—	—	114.7	107.1

Operating earnings	370.8	353.9	114.7	107.1
Interest expense	(25.4)	(25.5)	(0.2)	(0.2)
Intersegment interest income (expense) – net	36.1	35.4	(36.1)	(35.4)
Other income (expense) – net	2.1	(4.3)	0.1	—
Earnings before income taxes and equity earnings	383.6	359.5	78.5	71.5
Income tax expense	(93.0)	(103.4)	(20.4)	(26.5)
Earnings before equity earnings	290.6	256.1	58.1	45.0
Financial services – net earnings attributable to Snap-on	58.1	45.0	—	—
Equity earnings, net of tax	0.8	0.8	—	—
Net earnings	349.5	301.9	58.1	45.0
Net earnings attributable to noncontrolling interests	(7.8)	(7.1)	—	—
Net earnings attributable to Snap-on	$341.7	$294.8	$58.1	$45.0
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheet Information as of June 30, 2018, and December 30, 2017, is as follows:

	Operations*		Financial Services
(Amounts in millions)	June 30, 2018	December 30, 2017	June 30, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$112.3	$91.8	$—	$0.2
Intersegment receivables	18.2	17.1	—	—
Trade and other accounts receivable – net	666.5	674.9	0.6	0.7
Finance receivables – net	—	—	514.4	505.4
Contract receivables – net	6.8	9.4	80.8	87.4
Inventories – net	668.3	638.8	—	—
Prepaid expenses and other assets	112.5	117.6	0.8	0.7
Total current assets	1,584.6	1,549.6	596.6	594.4
Property and equipment – net	477.6	482.4	1.8	2.0
Investment in Financial Services	320.0	317.4	—	—
Deferred income tax assets	33.7	25.2	18.0	26.8
Intersegment long-term notes receivable	654.3	583.7	—	—
Long-term finance receivables – net	—	—	1,051.3	1,039.2
Long-term contract receivables – net	12.0	13.2	320.6	309.4
Goodwill	911.0	924.1	—	—
Other intangibles – net	240.9	253.7	—	—
Other assets	59.2	63.1	0.1	—
Total assets	$4,293.3	$4,212.4	$1,988.4	$1,971.8
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Non-GAAP Supplemental Consolidating Data – Supplemental Condensed Balance Sheet Information (continued):

	Operations*		Financial Services
(Amounts in millions)	June 30, 2018	December 30, 2017	June 30, 2018	December 30, 2017
LIABILITIES AND EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$127.6	$183.2	$—	$250.0
Accounts payable	197.5	177.1	1.0	1.1
Intersegment payables	—	—	18.2	17.1
Accrued benefits	44.6	55.8	—	—
Accrued compensation	65.4	67.8	2.7	3.7
Franchisee deposits	68.7	66.5	—	—
Other accrued liabilities	396.2	366.0	30.9	29.7
Total current liabilities	900.0	916.4	52.8	301.6
Long-term debt and intersegment long-term	—	—	1,599.7	1,337.3
Deferred income tax liabilities	27.2	28.4	—	—
Retiree health care benefits	34.5	36.0	—	—
Pension liabilities	117.8	158.9	—	—
Other long-term liabilities	102.2	100.4	15.9	15.5
Total liabilities	1,181.7	1,240.1	1,668.4	1,654.4
Total shareholders’ equity attributable to Snap-on Inc.	3,093.2	2,953.9	320.0	317.4
Noncontrolling interests	18.4	18.4	—	—
Total equity	3,111.6	2,972.3	320.0	317.4
Total liabilities and equity	$4,293.3	$4,212.4	$1,988.4	$1,971.8
* Snap-on with Financial Services on the equity method.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Liquidity and Capital Resources
Snap-on’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. On February 20, 2018, the company issued $400 million (with net proceeds of $395.4 million) of unsecured 4.10% notes that mature on March 1, 2048 (the “2048 Notes”); the company used the proceeds from the offering of the 2048 Notes to repay, prior to maturity, $200 million of unsecured 6.70% notes that were scheduled to mature on March 1, 2019 (the “2019 Notes”), as well as to reduce outstanding commercial paper borrowings. In addition, on January 16, 2018, Snap-on repaid the $250 million of unsecured 4.25% notes (the “2018 Notes”) upon maturity with the available cash and cash generated from issuance of commercial paper. Snap-on believes that its cash from operations and collections of finance receivables, coupled with its sources of borrowings and available cash on hand, are sufficient to fund its currently anticipated requirements for scheduled debt repayments, payments of interest and dividends, new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise.
Due to Snap-on’s credit rating over the years, external funds have been available at an acceptable cost. As of the close of business on July 13, 2018, Snap-on’s long-term debt and commercial paper were rated, respectively, A2 and P-1 by Moody’s Investors Service; A- and A-2 by Standard & Poor’s; and A and F1 by Fitch Ratings. Snap-on believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. However, Snap-on cannot provide any assurances of the availability of future financing or the terms on which it might be available, or that its debt ratings may not decrease.
The following discussion focuses on information included in the accompanying Condensed Consolidated Balance Sheets.
As of June 30, 2018, working capital (current assets less current liabilities) of $1,228.4 million increased $302.4 million from $926.0 million as of December 30, 2017 (fiscal 2017 year end) primarily as a result of the net changes in working capital discussed below.
The following represents the company’s working capital position as of June 30, 2018, and December 30, 2017:

(Amounts in millions)	June 30, 2018	December 30, 2017
Cash and cash equivalents	$112.3	$92.0
Trade and other accounts receivable – net	667.1	675.6
Finance receivables – net	514.4	505.4
Contract receivables – net	87.6	96.8
Inventories – net	668.3	638.8
Prepaid expenses and other assets	105.7	110.7
Total current assets	2,155.4	2,119.3

Notes payable and current maturities of long-term debt	(127.6)	(433.2)
Accounts payable	(198.5)	(178.2)
Other current liabilities	(600.9)	(581.9)
Total current liabilities	(927.0)	(1,193.3)
Total working capital	$1,228.4	$926.0
Cash and cash equivalents of $112.3 million as of June 30, 2018, increased $20.3 million from 2017 year-end levels primarily due to (i) $418.8 million of cash generated from operations; (ii) $395.4 million of net proceeds from the issuance of the 2048 Notes; (iii) $379.9 million of cash from collections of finance receivables; and (iv) $28.3 million of cash proceeds from stock purchase and option plan exercises. These increases in cash and cash equivalents were partially offset by (i) the funding of $436.7 million of new finance receivables; (ii) the repayment of $250 million of the 2018 Notes; (iii) the repayment of $200 million of the 2019 Notes; (iv) the repurchase of 646,000 shares of the company’s common stock for $98.7 million; (v) dividend payments to shareholders of $92.8 million; (vi) $54.0 million of repayments of notes payable and other short-term borrowings; (vii) the funding of $38.6 million of capital expenditures; (viii) the $7.8 million loss on early extinguishment of debt; and (ix) the funding of $3.0 million for acquisitions.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Of the $112.3 million of cash and cash equivalents as of June 30, 2018, $95.5 million was held outside of the United States. Snap‑on maintains non-U.S. funds in its foreign operations to (i) provide adequate working capital; (ii) satisfy various regulatory requirements; and/or (iii) take advantage of business expansion opportunities as they arise. The repatriation of cash from certain foreign subsidiaries could have adverse net tax consequences on the company should Snap-on be required to pay and record U.S. income taxes and foreign withholding taxes on such funds. Alternatively, the repatriation of cash from certain other foreign subsidiaries could result in favorable net tax consequences for the company. Snap-on periodically evaluates its cash held outside the United States and may pursue opportunities to repatriate certain foreign cash amounts to the extent that it does not incur unfavorable net tax consequences.
Trade and other accounts receivable – net of $667.1 million as of June 30, 2018, decreased $8.5 million from 2017 year-end levels primarily due to $12.9 million of foreign currency translation, partially offset by $0.2 million of receivables related to the Fastorq acquisition. Days sales outstanding (trade and other accounts receivable – net as of the respective period end, divided by the respective trailing 12 months sales, times 360 days) were 64 days and 66 days at June 30, 2018, and December 30, 2017, respectively.
The current portions of net finance and contract receivables of $602.0 million as of June 30, 2018, compared to $602.2 million at 2017 year end. The long-term portions of net finance and contract receivables of $1,383.9 million as of June 30, 2018, compared to $1,361.8 million at 2017 year end. The combined $21.9 million increase in net current and long-term finance and contract receivables over 2017 year-end levels is primarily due to continued growth of the company’s financial services portfolio, partially offset by $8.9 million of foreign currency translation.
Inventories – net of $668.3 million as of June 30, 2018, increased $29.5 million from 2017 year-end levels primarily due to $20.9 million related to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), continued support for higher customer demand and new product introductions, as well as $0.5 million of inventories related to the Fastorq acquisition, partially offset by $13.9 million of foreign currency translation. For additional information on Topic 606, see Note 2 to the Condensed Consolidated Financial Statements. Inventory turns (trailing 12 months of cost of goods sold, divided by the average of the beginning and ending inventory balance for the trailing 12 months) were 3.0 turns and 3.2 turns as of June 30, 2018, and December 30, 2017, respectively. Inventories accounted for using the first-in, first-out (“FIFO”) method approximated 61% of total inventories as of both June 30, 2018, and December 30, 2017. All other inventories are accounted for using the last-in, first-out (“LIFO”) method. The company’s LIFO reserve was $76.4 million and $75.1 million as of June 30, 2018, and December 30, 2017, respectively.
Notes payable and current maturities of long-term debt of $127.6 million as of June 30, 2018, included $115.5 million of commercial paper borrowings and $12.1 million of other notes. As of 2017 year end, notes payable and current maturities of long-term debt of $433.2 million included $250 million of the 2018 Notes (that were repaid upon maturity in January 2018), $151.0 million of commercial paper borrowings and $32.2 million of other notes. As of 2017 year end, the 2019 Notes, which were redeemed and repaid in the first quarter of 2018, were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as their scheduled maturity was in excess of one year of the 2017 year-end balance sheet date.
Accounts payable of $198.5 million as of June 30, 2018, increased $20.3 million from 2017 year-end levels primarily due to the timing of payments, partially offset by $2.8 million of foreign currency translation.
Other accrued liabilities of $419.5 million as of June 30, 2018, increased $31.4 million from 2017 year-end levels primarily due to $23.3 million related to the adoption of Topic 606 and higher income tax accruals, partially offset by $4.9 million of foreign currency translation. For additional information on Topic 606, see Note 2 to the Condensed Consolidated Financial Statements.

Long-term debt of $945.4 million as of June 30, 2018, consisted of: (i) $250 million of unsecured 6.125% notes that mature in 2021; (ii) $300 million of unsecured 3.25% notes that mature in 2027; and (iii) $400 million of the 2048 Notes, partially offset by $4.6 million of fair value adjustments related to interest rate swaps, debt discounts and debt issuance costs. Long-term debt of $753.6 million as of 2017 year end consisted of (i) $200 million of the 2019 Notes; (ii) $250 million of unsecured 6.125% notes that mature in 2021; (iii) $300 million of unsecured 3.25% notes that mature in 2027; and (iv) $3.6 million of other long-term debt.
Snap-on has a five-year, $700 million multi-currency revolving credit facility that terminates on December 15, 2020 (the “Credit Facility”); as of June 30, 2018, no amounts were outstanding under the Credit Facility. Borrowings under the Credit Facility bear interest at varying rates based on Snap-on’s then-current, long-term debt ratings. The Credit Facility’s financial covenant requires that Snap-on maintain, as of each fiscal quarter end, either (i) a ratio not greater than 0.60 to 1.00 of consolidated net debt

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

(consolidated debt net of certain cash adjustments) to the sum of such consolidated net debt plus total equity and less accumulated other comprehensive income or loss (the “Debt Ratio”); or (ii) a ratio not greater than 3.50 to 1.00 of such consolidated net debt to earnings before interest, taxes, depreciation, amortization and certain other adjustments for the preceding four fiscal quarters then ended (the “Debt to EBITDA Ratio”). Snap-on may, up to two times during any five-year period during the term of the Credit Facility (including any extensions thereof), increase the maximum Debt Ratio to 0.65 to 1.00 and/or increase the maximum Debt to EBITDA Ratio to 3.75 to 1.00 for four consecutive fiscal quarters in connection with certain material acquisitions (as defined in the related credit agreement). As of June 30, 2018, the company’s actual ratios of 0.23 and 1.00, respectively, were both within the permitted ranges set forth in this financial covenant. Snap-on generally issues commercial paper to fund its financing needs on a short-term basis and uses the Credit Facility as back-up liquidity to support such commercial paper issuances.
Snap-on’s Credit Facility and other debt agreements also contain certain usual and customary borrowing, affirmative, negative and maintenance covenants. As of June 30, 2018, Snap-on was in compliance with all covenants of its Credit Facility and other debt agreements.
Snap-on believes it has sufficient available cash and access to both committed and uncommitted credit facilities to cover its expected funding needs on both a short-term and long-term basis. Snap-on manages its aggregate short-term borrowings so as not to exceed its availability under the revolving Credit Facility. Snap-on believes that it can access short-term debt markets, predominantly through commercial paper issuances and existing lines of credit, to fund its short-term requirements and to ensure near-term liquidity. Snap-on regularly monitors the credit and financial markets and may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Near-term liquidity requirements for Snap-on include scheduled debt payments, payments of interest and dividends, funding to support new receivables originated by our financial services businesses, capital expenditures, working capital, the funding of pension plans, and funding for share repurchases and acquisitions, if and as they arise. Snap-on intends to make contributions of $9.7 million to its foreign pension plans and $2.4 million to its domestic pension plans in 2018, as required by law. In the first six months of 2018, Snap-on made $30.0 million of discretionary cash contributions to its domestic pension plans; depending on market and other conditions, Snap‑on may make additional discretionary cash contributions to its pension plans in the balance of 2018.
Snap-on’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its liquidity needs, including the potential use of commercial paper, additional fixed-term debt and/or securitizations.
The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities was $418.8 million and $319.5 million in the first six months of 2018 and 2017, respectively. The $99.3 million year-over-year increase in net cash provided by operating activities primarily reflects an increase of $58.9 million from net changes in operating assets and liabilities and $47.6 million of higher net earnings, partially offset by $14.9 million of cash proceeds from the settlement of a treasury lock in 2017.

Investing Activities
Net cash used by investing activities of $100.8 million in the first six months of 2018 included additions to finance receivables of $436.7 million, partially offset by collections of $379.9 million. Net cash used by investing activities of $220.3 million in the first six months of 2017 included additions to finance receivables of $458.8 million, partially offset by collections of $352.9 million. Finance receivables are comprised of extended-term installment payment contracts to both technicians and independent shop owners (i.e., franchisees’ customers) to enable them to purchase tools and diagnostic and equipment products on an extended-term payment plan, generally with average payment terms approaching four years.
Net cash used by investing activities in the first six months of 2018 also included $3.0 million for acquisitions. See Note 3 to the Consolidated Financial Statements for information on acquisitions.
Capital expenditures were $38.6 million and $34.4 million in the first six months of 2018 and 2017, respectively. Capital expenditures in both years included continued investments related to the company’s execution of its strategic Value Creation Processes around safety, quality, customer connection, innovation and RCI.

SNAP-ON INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(continued)

Financing Activities
Net cash used by financing activities of $295.8 million in the first six months of 2018 included repayments of $250 million of the 2018 Notes at maturity and $200 million of the 2019 Notes, and a $7.8 million loss on early extinguishment of debt, as well as repayments of notes payable and other short-term borrowings of $54.0 million. These amounts were partially offset by Snap-on’s sale, on February 20, 2018, of $400 million of the 2048 Notes at a discount, from which Snap-on received $395.4 million of net proceeds, reflecting $3.5 million of transaction costs. Net cash used by financing activities was $90.0 million in the first six months of 2017.
Proceeds from stock purchase and option plan exercises totaled $28.3 million and $34.6 million in the respective first six months of 2018 and 2017. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, stock options and other corporate purposes. In the first six months of 2018, Snap‑on repurchased 646,000 shares of its common stock for $98.7 million under its previously announced share repurchase programs. In the first six months of 2017, Snap-on repurchased 745,000 shares of its common stock for $122.5 million under its previously announced share repurchase programs. As of June 30, 2018, Snap-on had remaining availability to repurchase up to an additional $345.1 million in common stock pursuant to its Board of Directors’ (“Board”) authorizations. The purchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions. Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to fund the company’s additional share repurchases, if any, in the balance of 2018.
Snap-on has paid consecutive quarterly cash dividends, without interruption or reduction, since 1939. Cash dividends totaled $92.8 million and $82.3 million in the first six months of 2018 and 2017, respectively. On November 6, 2017, the Board increased the quarterly cash dividend by 15.5% to $0.82 per share ($3.28 per share annualized). Snap-on believes that its cash generated from operations, available cash on hand, and funds available from its credit facilities, will be sufficient to pay dividends in the balance of 2018.

 Off-Balance Sheet Arrangements
The company had no off-balance sheet arrangements as of June 30, 2018.
Critical Accounting Policies and Estimates
Snap-on’s disclosures of its critical accounting policies, which are contained in its Annual Report on Form 10-K for the fiscal year ended December 30, 2017, have not materially changed since that report was filed.
Outlook
Snap-on expects to make continued progress in 2018 along its defined runways for coherent growth, leveraging capabilities already demonstrated in the automotive repair arena and developing and expanding its professional customer base, not only in automotive repair, but in adjacent markets, additional geographies and other areas, including extending in critical industries, where the cost and penalties for failure can be high. In pursuit of these initiatives, Snap-on expects that capital expenditures in 2018 will be in a range of $90 million to $100 million, of which $38.6 million was expended in the first six months. Snap-on also anticipates that its full year 2018 effective income tax rate will be in the range of 24% to 25%. This compares to its 2017 full year rate of 31.1%.

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
The estimated maximum potential one-day loss in fair value, calculated using the VAR model, as of June 30, 2018, was $7.0 million on interest rate-sensitive financial instruments and $0.1 million on foreign currency-sensitive financial instruments. The VAR model is a risk management tool and does not purport to represent actual losses in fair value that will be incurred by Snap-on, nor does it consider the potential effect of favorable changes in market factors.
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
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2018, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control
There has not been any change in the company’s internal control over financial reporting during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

PART II. OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following chart discloses information regarding the shares of Snap-on’s common stock repurchased by the company during the second quarter of fiscal 2018, all of which were purchased pursuant to the Board’s authorizations that the company has publicly announced. Snap-on has undertaken stock repurchases from time to time to offset dilution created by shares issued for employee and franchisee stock purchase plans, equity plans and for other corporate purposes, as well as when the company believes market conditions are favorable. The repurchase of Snap-on common stock is at the company’s discretion, subject to prevailing financial and market conditions.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate value of shares that may yet be purchased under publicly announced plans or programs*
04/01/18 to 04/28/18	85,000	$146.71	85,000	$360.3 million
04/29/18 to 05/26/18	196,000	$148.02	196,000	$342.2 million
05/27/18 to 06/30/18	90,000	$152.02	90,000	$345.1 million
Total/Average	371,000	$148.69	371,000	N/A

N/A: Not applicable
* Subject to further adjustment pursuant to the 1996 Authorization described below, as of June 30, 2018, the approximate value of shares that may yet be purchased pursuant to the outstanding Board authorizations discussed below is $345.1 million.

•
In 1996, the Board authorized the company to repurchase shares of the company’s common stock from time to time in the open market or in privately negotiated transactions (“the 1996 Authorization”). The 1996 Authorization allows the repurchase of up to the number of shares issued or delivered from treasury from time to time under the various plans the company has in place that call for the issuance of the company’s common stock. Because the number of shares that are purchased pursuant to the 1996 Authorization will change from time to time as (i) the company issues shares under its various plans; and (ii) shares are repurchased pursuant to this authorization, the number of shares authorized to be repurchased will vary from time to time. The 1996 Authorization will expire when terminated by the Board. When calculating the approximate value of shares that the company may yet purchase under the 1996 Authorization, the company assumed a price of $147.23, $151.23 and $160.72 per share of common stock as of the end of the respective fiscal 2018 months ended April 28, 2018, May 26, 2018, and June 30, 2018.

•
In 2017, the Board authorized the repurchase of an aggregate of up to $500 million of the company’s common stock (“the 2017 Authorization”). The 2017 Authorization will expire when the aggregate repurchase price limit is met, unless terminated earlier by the Board.

Other Purchases or Sales of Equity Securities
The following chart discloses information regarding transactions in shares of Snap-on’s common stock by Citibank, N.A. (“Citibank”) during the second quarter of 2018 pursuant to a prepaid equity forward agreement (the “Agreement”) with Citibank that is intended to reduce the impact of market risk associated with the stock-based portion of the company’s deferred compensation plans. The company’s stock-based deferred compensation liabilities, which are impacted by changes in the company’s stock price, increase as the company’s stock price rises and decrease as the company’s stock price declines. Pursuant to the Agreement, Citibank may purchase or sell shares of the company’s common stock (for Citibank’s account) in the market or in privately negotiated transactions. The Agreement has no stated expiration date and does not provide for Snap-on to purchase or repurchase its shares.

Period	Shares purchased	Average price per share
04/01/18 to 04/28/18	—	—
04/29/18 to 05/26/18	17,000	$146.76
05/27/18 to 06/30/18	—	—
Total/Average	17,000	$146.76

Item 6: Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2018, and July 1, 2017; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018, and July 1, 2017; (iii) Condensed Consolidated Balance Sheets as of June 30, 2018, and December 30, 2017; (iv) Condensed Consolidated Statements of Equity for the six months ended June 30, 2018, and July 1, 2017; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018, and July 1, 2017; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Snap-on Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SNAP-ON INCORPORATED
Date: July 19, 2018	/s/ Aldo J. Pagliari
Aldo J. Pagliari, Principal Financial Officer,
Senior Vice President – Finance and
Chief Financial Officer